Form 10-K
period 2005-12-31
Dividend Capital Total Realty Trust Inc.
filed 2006-04-25
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	SPECIAL FINANCIAL REPORT PURSUANT TO RULE 15D-2 UNDER THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-125338

Dividend Capital Total Realty Trust Inc.

(Exact name of registrant as specified in its charter)

Maryland	30-0309068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

518 Seventeenth Street, 17th Floor, Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

(303) 228-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

Common Stock, $0.01 par value

Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by a check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on June 30, 2005 was $0. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of $10.00 per share at which the common equity is being offered as of April 20, 2006 was $7,378,971.

As of April 20, 2006, the Registrant had issued and outstanding 745,414 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE: None.

This Special Financial Report is being filed pursuant to Rule 15d-2 under the Securities Exchange Act of 1934, as amended. The Registrant’s previously filed registration statement on Form S-11 (Registration No. 333-125338), as amended, was declared effective by the Securities and Exchange Commission on January 27, 2006 and did not contain financial statements for the Registrant’s fiscal year ended December 31, 2005. In accordance with Rule 15d-2, this Special Financial Report is being filed under cover of Form 10-K and contains financial statements for the Registrant’s fiscal year ended December 31, 2005.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this report on Form 10-K that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward looking statements. These statements are only predictions. We caution that forward looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in the forward looking statements. Forward looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	Our ability to effectively deploy the proceeds raised in our initial public offering;

•	Changes in economic conditions generally and the real estate and securities markets specifically;

•	Legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•	The availability of capital;

•	Interest rates; and

•	Changes to U.S. generally accepted accounting principles.

Any of the assumptions underlying forward looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward looking statements included in this report on Form 10-K. All forward looking statements are made as of the date of this report on Form 10-K and the risk that actual results will differ materially from the expectations expressed in this report on Form 10-K will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward looking statements after the date of this report on Form 10-K, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward looking statements included in this report on Form 10-K, including, without limitation, the risks described under “Risk Factors,” the inclusion of such forward looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this report on Form 10-K will be achieved.

PART I

ITEM 1.	BUSINESS

Overview

We are a newly organized company formed to invest in a diverse portfolio of real properties and real estate related securities. Our targeted investments include direct investments in real properties, consisting of high-quality office, industrial, retail, multifamily and other real properties, primarily located in North America, and investments in real estate related securities, including securities issued by other real estate companies, mortgage loans secured by income producing real estate and other securities.

We were formed as a Maryland corporation on April 11, 2005 and we intend to operate in a manner that will allow us to qualify as a real estate investment trust, or “REIT,” under the Internal Revenue Code of 1986, as amended, which we refer to as the “Code,” commencing with the taxable year ending December 31, 2006. Our office is located at 518 Seventeenth Street, 17th Floor, Denver, Colorado 80202 and our main telephone number is (303) 228-2200.

We are externally advised and managed by Dividend Capital Total Advisors LLC, or the “Advisor,” an affiliate of ours. We rely on the Advisor to manage our day-to-day activities and to implement our investment strategy. We conduct substantially all our business and will own (either directly or indirectly through subsidiaries, partnerships or joint ventures) substantially all our assets through our operating partnership, Dividend Capital Total Realty Operating Partnership LP, or the “Operating Partnership,” of which we are the sole general partner.

On May 27, 2005, we filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with our initial public offering of up to $2,000,000,000 in shares of our common stock which was subsequently declared effective on January 27, 2006. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. On April 3, 2006, we satisfied the minimum offering requirements of our initial public offering and commenced formal operations. As of April 20, 2006, we had accepted subscriptions from 195 investors, issued 745,414 shares of our common stock to stockholders and received $7,380,971 in gross proceeds.

Prior to giving effect to the initial public offering, our initial and sole investor was Montecito Investments, LLC, an affiliate of the Advisor, which currently owns 200 shares of our common stock. The Advisor and Dividend Capital Total Advisors Group LLC, the parent of the Advisor and the sponsor of the offering of our common stock, have contributed $201,000 to the Operating Partnership in connection with our formation and are presently each directly or indirectly majority owned by one or more of the following and /or their affiliates: John A. Blumberg, Thomas I. Florence, James R. Mulvihill, Thomas G. Wattles and Evan H. Zucker. These individuals are all part of the Advisor’s management team.

Investment Strategy

The cornerstone of our investment strategy is to provide investors seeking a general real estate allocation with a broadly diversified portfolio of direct real properties and real estate related securities investments. Our Advisor has primary responsibility for implementing our investment strategy and will actively monitor and manage our overall portfolio to achieve diversification across multiple dimensions including:

•	Both direct real estate and securities investments;

•	Various equity and debt capital structures (including common stock, preferred stock and various forms of debt and other securities);

•	Various real property sectors (such as office, industrial, retail, multifamily and others);

•	Various geographic markets;

•	Diversified tenant profiles and lease terms; and

•	Various real estate developers, operators and investment managers who may serve as the Advisor’s product specialists.

Investment Objectives

Our primary investment objectives include the following:

•	Providing portfolio diversification;

•	Providing current income to our stockholders in the form of consistent quarterly cash distributions;

•	Preserving and protecting our stockholders’ capital contributions; and

•	Realizing capital appreciation upon the potential sale of our assets.

To achieve our investment objectives, we intend to invest on average 70% to 80%, but in any event no less than 60%, of our total assets in real properties, and we intend to invest on average 20% to 30%, but in any event no more than 40%, of our total assets in securities. There is no assurance that we will attain our investment objectives. Our charter places numerous limitations on us with respect to the manner in which we may invest our funds. In most cases these limitations cannot be changed unless our charter is amended, which may require the approval of our stockholders. Neither we nor the Advisor have presently identified, acquired or contracted to acquire any real property or real estate related securities.

Real Estate Portfolio

We plan to make direct investments, via equity interests and/or joint ventures, in real properties in multiple sectors, consisting of high-quality office, industrial, retail, multifamily and other real property types. Other real property types may include, but are not limited to, parking facilities, hotels, storage facilities, golf courses and unimproved land. We anticipate that the majority of our direct real property investments will be made in the United States, although we may also invest in Canada and Mexico, and potentially elsewhere on a limited basis, to the extent that opportunities exist that may help us meet our investment objectives.

We expect that a majority of our direct real property investments will consist of “core” and “core-plus” properties that have been fully constructed and that have significant operating histories. In addition, our portfolio may also include a relatively smaller proportion of “value added” investment opportunities that arise in circumstances where a real property may be situationally undervalued or where product repositioning, capital expenditures and/or improved real property management may increase cash flows. We may also invest in “opportunistic” real properties and/or properties that are under development or construction, that are newly constructed or that have some level of vacancy at the time of closing.

We are not specifically limited in the number or size of real properties we may acquire, or on the percentage of the net proceeds from our initial public offering that we may invest in a single real property or real property type. However, we may not invest in excess of 10% of the aggregate cost of the real property assets within our portfolio in unimproved land or real properties that are not expected to produce income within two years of their acquisition. The specific number and mix of real properties we acquire will depend upon real estate market conditions, other circumstances existing at the time we are acquiring our real properties and the amount of proceeds we raise in our initial public offering.

Securities Portfolio

Our primary targeted real estate related securities investments include the following: (i) equity securities such as common stocks, preferred stocks and convertible preferred securities of public or private real estate companies (including other REITs, real estate operating companies, homebuilders and other real estate companies); (ii) debt securities such as CMBS, commercial mortgages, mortgage loan participations and debt securities issued by other real estate companies; and (iii) certain other types of securities that may help us reach our diversification and other investment objectives. These other securities may include, but are not limited to, mezzanine loans, bridge loans, various types of collateralized debt obligations and certain non-U.S. dollar denominated securities.

The Advisor has substantial discretion with respect to the selection of specific securities investments. Our charter provides that we may not invest in securities unless a majority of the directors (including a majority of independent directors) not otherwise interested in the transaction approve such investment as being fair, competitive and commercially reasonable. Consistent with such requirements, in determining the types of real estate related securities investments to make, the Advisor is required to adhere to a board-approved asset allocation framework consisting primarily of components such as (i) target mix of securities across a range of risk/reward characteristics, (ii) exposure limits to individual securities and (iii) exposure limits to securities subclasses (such as common equities, mortgage debt and foreign securities).

We are not specifically limited in the number or size of our real estate related securities investments, or on the percentage of the net proceeds from our initial public offering that we may invest in a single real estate related security or pool of real estate related securities. However, we will not make any such investment if it would cause us to exceed our intended allocation of overall real estate related securities investments. We do not presently intend to invest more than 40% of our total assets in securities. The specific number and mix of real estate related securities in which we invest will depend upon real estate market conditions, other circumstances existing at the time we are investing in our real estate related securities and the amount of proceeds we raise in our initial public offering. We will not invest in securities of other issuers for the purpose of exercising control and the first or second mortgages in which we intend to invest will likely not be insured by the Federal Housing Administration or guaranteed by the Veterans Administration or otherwise guaranteed or insured.

Product Specialists

In addition to utilizing its own management team, the Advisor will seek to form strategic alliances with recognized leaders in the real estate and investment management industries. These alliances are intended to allow the Advisor to leverage the organizational infrastructure of experienced real estate developers, operators and investment managers and to potentially give us access to a greater number of high-quality real property and real estate related securities investment opportunities. The use of product specialists or other service providers will not eliminate or reduce the Advisor’s fiduciary duty to us or our stockholders. The Advisor retains ultimate responsibility for the performance of all of the matters entrusted to it under the advisory agreement we and the Operating Partnership entered into with the Advisor, which we refer to as the “Advisory Agreement.”

The Advisor’s product specialists, some of whom may be affiliates of ours, will be compensated through a combination of (a) reallowance of acquisition, disposition, asset management and/or other fees paid by us to the Advisor and (b) potential profit participation in connection with specific portfolio asset(s) identified by them and invested in by us. We may also enter into joint ventures, partnerships or similar arrangements with the Advisor’s product specialists for the purpose of acquiring portfolio assets and, in such cases, the product specialists may or may not make an equity capital contribution to any such arrangement.

Any agreement(s) between the Advisor and its product specialists will be structured in a manner designed to align the product specialists’ incentives with our stockholders’ interests and our investment objectives. To the extent that agreements are entered into with affiliates, such agreements will be subject to approval by our independent directors and will include provisions to avoid duplication of fees paid by investors.

The Advisor may engage Dividend Capital Trust Inc. and Dividend Capital Investments LLC as product specialists in connection with industrial real property investments and securities investment management, respectively.

Liquidity Events

On a limited basis, our stockholders may be able to redeem shares through our share redemption program. However, in the future we may also consider various forms of additional liquidity, each of which we refer to as a “Liquidity Event” including but not limited to (i) a listing of our common stock on a national securities exchange or the Nasdaq National Market (or the receipt by our stockholders of securities that are listed on a national securities exchange or the Nasdaq National Market in exchange for our common stock); (ii) our sale or merger in a transaction that provides our stockholders with a combination of cash and/or securities of a publicly traded company; and (iii) sale of substantially all of our assets for cash or other consideration. We presently intend to effect a Liquidity Event within 10 years from the date of our prospectus. However, there can be no assurance that we will effect a Liquidity Event within such time or at all.

Competition

We believe that the current market for investing in direct real estate and real estate related securities is extremely competitive. We compete with many different types of companies engaged in real estate investment activities, including other REITs, pension funds and their advisors, bank and insurance company investment accounts, real estate limited partnerships, various forms of banks and specialty finance companies, mutual funds, hedge funds, individuals and other entities. Some of these competitors, including larger REITs, have substantially greater financial and other resources than we do and generally may be able to accept more risk. They also may possess significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. We have no prior operating history and as a result, many of our competitors have substantially more investing and operating experience than either we or our Advisor.

Conflicts of Interest

We are subject to various conflicts of interest arising out of our relationship with the Advisor and other affiliates, including (i) conflicts related to the compensation arrangements between the Advisor, certain affiliates and us, (ii) conflicts with respect to the allocation of the time of the Advisor and its key personnel and (iii) conflicts with respect to the allocation of investment opportunities. The independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise and will have a fiduciary obligation to act on behalf of the stockholders. See “Item 13. Certain Relationships and Related Transactions” for a description of the conflicts of interest as a result of our relationships with the Advisor and its affiliates.

Compliance With Federal, State And Local Environmental Laws

Properties that we may acquire, and the properties underlying our investments, are subject to various federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner of real estate (including, in certain circumstances, a secured lender that succeeds to ownership or control of a property) may become liable for the costs of removal or remediation of certain hazardous or toxic substances or petroleum product releases at, on, under or in its property. These laws typically impose cleanup responsibility and liability without regard to whether the owner or control party knew of or was responsible for the release or presence of the hazardous or toxic substances. The costs of investigation, remediation or removal of these substances may be substantial and could exceed the value of the property. An owner or control party of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Certain environmental laws also impose liability in connection with the handling of or exposure to materials containing asbestos. These laws allow third parties to seek recovery from owners of real properties for personal injuries associated with materials containing asbestos. Our operating costs and the values of these assets may be adversely affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation, and our income and ability to make distributions to our stockholders could be affected adversely by the existence of an environmental liability with respect to our properties. We will endeavor to ensure our properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products.

Employees

We have no employees, other than our executives who are not compensated by us. Because our Advisory Agreement provides that our Advisor will assume principal responsibility for managing our affairs, our officers, in their capacities as such, do not receive compensation directly from us.

Internet Address

Our internet address is http://www.dividendcapital.com. We make available, free of charge through a link on our site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to such reports, if any, our prospectus and amendments to such prospectus, if any, as filed with the SEC as soon as reasonably practicable after such filing.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND OUR CORPORATE STRUCTURE

We have no prior operating history and there is no assurance that we will be able to successfully achieve our investment objectives.

We have no prior operating history and we may not be able to achieve our investment objectives. In addition, our investment strategy and key employees may differ from the investment strategies and key employees of our affiliates in the past, present and future.

There is no public trading market for the shares of our common stock and therefore it is difficult for our stockholders to sell shares of our common stock and they have only limited ability to sell shares back to us pursuant to our share redemption program.

There is no current public market for the shares of our common stock and we have no obligation or current plans to apply for quotation or listing on any public securities market. It is therefore difficult for our stockholders to sell their shares of our common stock promptly or at all and a sale may be at less than what a stockholder paid or less than a stockholder’s proportionate value of the assets we own. On a limited basis, stockholders may be able to redeem shares through our share redemption program and in the future we may also consider various forms of additional liquidity. Our share redemption program may provide our stockholders with only a limited opportunity to have their shares of common stock redeemed by us at a price equal to or at a discount from the purchase price of the shares of our common stock being redeemed after they have held them for a minimum of one year. We anticipate that shares of our common stock may be redeemed on a quarterly basis. However, our share redemption program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can redeem at any given time and limiting the redemption price. Specifically, we presently intend to limit the number of shares to be redeemed during any calendar year to up to five percent of the weighted average number of shares outstanding during the prior calendar year. In addition, the board of directors reserves the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time. Therefore, our stockholders may not have the opportunity to make a redemption request prior to a potential termination of the share redemption program and/or they may not be able to sell any of their shares of our common stock back to us pursuant to our share redemption program. Moreover, if our stockholders do sell their shares of our common stock back to us pursuant to the share redemption program, they may not receive the same price they paid for any shares of our common stock being redeemed.

We currently do not have research analysts reviewing our performance.

We do not have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, we do not have an independent review of our performance and value of our common stock relative to publicly traded companies.

We are conducting a “best efforts” offering and if we are unable to raise substantial funds, we will be limited in the number and type of investments we may make; further, it is likely that in our early stages of growth we may not be able to achieve portfolio diversification consistent with our longer term investment objectives.

Our initial public offering is being made on a “best efforts” basis, whereby Dividend Capital Securities LLC, or the Dealer Manager, and the broker dealers participating in the offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, the amount of proceeds we raise in the offering may be substantially less than the amount we would need to achieve a broadly diversified portfolio. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to make distributions could be adversely affected. Additionally, if we are unable to raise substantially more than the minimum offering amount of $2,000,000, we will make fewer investments, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our real property investments are located and the types of investments that we make. Further, it is likely that in our early stages of growth we may not be able to achieve portfolio diversification consistent with our longer term investment objectives. As a result, the likelihood increases that any single investment’s poor performance would materially affect our overall investment performance.

We may have difficulty funding our distributions with funds provided by our operations.

As a growing company, we are likely to initially fund our quarterly distributions to investors with funds from operations and, to a lesser extent, with borrowings under a bank credit facility or other financing mechanism. Our long-term corporate strategy is to fund the payment of quarterly distributions to our stockholders entirely from funds from our operations. However, if we are unsuccessful in deploying the capital we raise on an effective and efficient basis, we may be required to continue to fund our quarterly distributions to investors from a combination of funds from operations, financing proceeds or other financing mechanisms. In the event we are unable to consistently fund future quarterly distributions to investors entirely from our funds from operations, the value of your shares upon a potential Liquidity Event may be negatively impacted. In addition, we may be more likely to decrease the amount of our distributions to our stockholders or cease making them altogether.

If we are delayed or unable to find suitable investments, we may not be able to achieve our investment objectives and make distributions to our stockholders.

We could suffer from delays in identifying suitable investments. Because we are conducting this offering on a “best efforts” basis over time, our ability to commit to purchase specific assets will also depend, in part, on the amount of proceeds we have received at a given time. If we are delayed or unable to find suitable investments, we may not be able to achieve our investment objectives or make distributions to our stockholders.

Our board of directors determines our major policies and operations, which increases the uncertainties faced by our stockholders.

Our board of directors determines our major policies, including our policies regarding acquisitions, dispositions, financing, growth, debt capitalization, REIT qualification, redemptions and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks faced by our stockholders, especially if our board of directors and our stockholders disagree as to what course of action is in the best interest of stockholders.

The availability and timing of cash distributions to our stockholders is uncertain.

We expect to make quarterly distributions to our stockholders. However, we bear all expenses incurred in our operations, which are deducted from cash funds generated by operations prior to computing the amount of cash distributions to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital. We cannot assure you that sufficient cash will be available to make distributions to our stockholders or that the amount of distributions will increase over time. Should we fail for any reason to distribute at least 90% of our REIT taxable income, we would not qualify for the favorable tax treatment accorded to REITs.

We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire new real properties and real estate related securities and to expand our operations will be adversely affected.

The net proceeds from our initial public offering will be used for investments in real properties and real estate related securities, operating expenses and for payment of various fees and expenses such as acquisition fees, asset management fees and property management fees. We do not anticipate that we will maintain any permanent working capital reserves. Accordingly, in the event that we develop a need for additional capital in the future for acquisitions, the improvement of our real properties or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire new real properties and real estate related securities and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

Maryland law and our organizational documents limit our stockholders’ rights to bring claims against our officers and directors.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interest, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify our directors, our officers, our Advisor and its affiliates for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Moreover, we may enter into separate indemnification agreements with each of our directors and some of our executive officers. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by these persons in some cases. However, our charter does provide that we may not indemnify or hold harmless our directors, our Advisor and its affiliates unless they have determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability was not the result of negligence or misconduct by our non-independent directors, our Advisors and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification is recoverable only out of our net assets or the proceeds of insurance and not from the stockholders.

The limit on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that may have benefited our stockholders.

Our charter restricts the direct or indirect ownership by one person or entity to no more than 9.8% of the value of our then outstanding capital stock (which includes common stock and any preferred stock we may issue) and no more than 9.8% of the value or number of shares, whichever is more restrictive, of our then outstanding common stock. This restriction may discourage a change of control of us and may deter individuals or entities from making tender offers for shares of our common stock on terms that might be financially attractive to stockholders or which may cause a change in our management. This ownership restriction may also prohibit business combinations that would have otherwise been approved by our board and stockholders. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease your ability to sell your shares of our common stock.

We may issue preferred stock or other classes of common stock, which issuance could adversely affect the holders of our common stock.

Investors in our initial public offering do not have preemptive rights to any shares issued by us in the future. We may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of our stockholders’ shares of common stock. This would increase the number of stockholders entitled to distributions without simultaneously increasing the size of our asset base. Our charter authorizes us to issue 1,200,000,000 shares of capital stock, of which 1,000,000,000 shares of capital stock are designated as common stock and 200,000,000 shares of capital stock are designated as preferred stock. Our board of directors may increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. If we ever created and issued preferred stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage:

•	A merger, offer or proxy contest;

•	The assumption of control by a holder of a large block of our securities; and/or

•	The removal of incumbent management.

We may acquire co-ownership interests in real property that are subject to certain co-ownership agreements which may have an adverse effect on our results of operations, relative to if the co-ownership agreements did not exist.

We may acquire co-ownership interests, especially in connection with the Operating Partnership’s intended private placements, such as tenancy-in-common interests in real property, that are subject to certain co-ownership agreements. The co-ownership agreements may limit our ability to encumber, lease, or dispose of our co-ownership interest. Such agreements could affect our ability to turn our investments into cash and could affect cash available for distributions to our stockholders. The co-ownership agreements could also impair our ability to take actions that would otherwise be in the best interest of our stockholders and, therefore, may have an adverse effect our results of operations, relative to if the co-ownership agreements did not exist.

Our UPREIT structure may result in potential conflicts of interest with limited partners in the Operating Partnership whose interests may not be aligned with those of our stockholders.

Limited partners in the Operating Partnership have the right to vote on certain amendments to the Operating Partnership agreement, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. As general partner of the Operating Partnership, we are obligated to act in a manner that is in the best interest of all partners of the Operating Partnership. Circumstances may arise in the future when the interests of limited partners in the Operating Partnership may conflict with the interests of our stockholders. These conflicts may be resolved in a manner stockholders do not believe are in their best interest.

The Operating Partnership’s intended private placements of tenancy-in-common interests in real properties could subject us to liabilities from litigation or otherwise.

The Operating Partnership intends to offer undivided tenancy-in-common interests in real properties to accredited investors in private placements exempt from registration under the Securities Act. We anticipate that these tenancy-in-common interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Additionally, any tenancy-in-common interests sold to investors pursuant to such private placements would be 100% leased by the Operating Partnership, and such leases would contain purchase options whereby the Operating Partnership would have the right to acquire the tenancy-in-common interests from the investors at a later time in exchange for OP Units under Section 721 of the Code. Investors who acquire tenancy-in-common interests pursuant to such private placements may do so seeking certain tax benefits that depend on the interpretation of, and compliance with, extremely technical tax laws and regulations. As the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of such transactions, including in the event an investor fails to qualify for any desired tax benefits.

RISKS RELATED TO THE ADVISOR AND AFFILIATES

We depend on the Advisor and its key personnel and if any of such key personnel were to cease employment with the Advisor, our business could suffer.

Our ability to make distributions and achieve our investment objectives is dependent upon the performance of the Advisor in the acquisition, disposition and management of real properties and real estate related securities, the selection of tenants for our real properties and the determination of any financing arrangements. In addition, our success depends to a significant degree upon the continued contributions of certain of the Advisor’s key personnel, including John E. Biallas, Troy J. Bloom, John A. Blumberg, Thomas I. Florence, Gregory M. Moran, Glenn R. Mueller, Ph.D., James R. Mulvihill, Marc J. Warren, Thomas G. Wattles and Evan H. Zucker, each of whom would be difficult to replace. We currently do not have key man life insurance on any of the Advisor’s key personnel. If the Advisor were to lose the benefit of the experience, efforts and abilities of one or more of the these individuals, our operating results could suffer.

Our Advisor’s product specialists may recommend that we enter into transactions with entities that have a relationship or affiliation with them, and investors will not be able to assess the Advisor’s product specialists’ qualifications when deciding whether to make an investment in shares of our common stock.

The Advisor intends to utilize third party product specialists to assist the Advisor in fulfilling its responsibilities. We expect that the strategic alliances between the Advisor and the product specialists will provide, in accordance with industry standards, that the product specialists must adhere to a standard of care of commercial reasonableness when performing services on our behalf. The Advisor’s product specialists likely will not owe fiduciary duties to us and may have time constraints and other conflicts of interest due to relationships or affiliations they have with other entities. As a result, these product specialists may recommend that we enter into transactions with such entities, in which case we will not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties. Investors will not be able to assess the qualifications of the Advisor’s product specialists when deciding whether to make an investment in shares of our common stock. Therefore, investors may not be able to determine whether the Advisor’s product specialists are sufficiently qualified or otherwise desirable to work with.

Certain of the Advisor’s management personnel and potential product specialists face conflicts of interest relating to time management and there can be no assurance that the Advisor’s affiliates will devote adequate time to our business activities or that the Advisor will be able to hire adequate additional employees.

Certain of the Advisor’s management personnel and potential product specialists may also provide services to other Dividend Capital affiliated entities and, in the case of the potential product specialists, to unrelated third parties. We are not able to estimate the amount of time that such management personnel and potential product specialists will devote to our business. As a result, certain of the Advisor’s management personnel and potential product specialists may have conflicts of interest in allocating their time between our business and their other activities. During times of significant activity in other programs and ventures, the time they devote to our business may decline and be less than we would require. We expect that as our real estate activities expand, in addition to the product specialists it will retain, the Advisor will attempt to hire additional employees who would devote substantially all their time to our business. However, there can be no assurance that the Advisor’s affiliates will devote adequate time to our business activities or that the Advisor will be able to hire adequate additional employees.

We may compete with other Dividend Capital affiliated entities for opportunities to acquire or sell investments, which may have an adverse impact on our operations.

We may compete with other Dividend Capital affiliated entities for opportunities to acquire or sell certain types of real properties. We may also buy or sell real properties at the same time as other Dividend Capital affiliated entities, including Dividend Capital Trust Inc., are buying or selling properties. In this regard, there is a risk that the Advisor will purchase a real property that provides lower returns to us than a real property purchased by another Dividend Capital affiliated entity. Certain of our affiliates, including Dividend Capital Trust Inc., own and/or manage real properties in many geographical areas in which we expect to own real properties. Therefore, our real properties may compete for tenants with other real properties owned and /or managed by other Dividend Capital affiliated entities. The Advisor may face conflicts of interest when evaluating tenant leasing opportunities for our real properties and other real properties owned and/or managed by Dividend Capital affiliated entities and these conflicts of interest may have a negative impact on our ability to attract and retain tenants.

We may also compete with other Dividend Capital affiliated entities for opportunities to acquire or sell certain types of real estate related securities. The Advisor anticipates that Dividend Capital Investments LLC may act as one of its product specialists with respect to our investments in real estate related securities. Dividend Capital Investments LLC is also the investment manager for two additional Dividend Capital affiliated entities, and certain non-affiliated entities, which invest in the same type of securities as those in which we intend to invest.

As a result of our potential competition with other Dividend Capital affiliated entities, certain investment opportunities that would otherwise be available to us may not in fact be available. This competition may also result in conflicts of interest that are not resolved in our favor.

The time and resources that Dividend Capital affiliated entities devote to us may be diverted and we may face additional competition due to the fact that Dividend Capital affiliated entities are not prohibited from raising money for another entity that makes the same types of investments that we target.

Dividend Capital affiliated entities are not prohibited from raising money for another investment entity that makes the same types of investments as those we target. As a result, the time and resources they could devote to us may be diverted. For example, the Dealer Manager is currently involved in offerings for other Dividend Capital affiliated entities. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may also co-invest with any such investment entity. Even though all such co-investments will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with a third party.

The Advisor and its affiliates, including our officers and some of our directors, will face conflicts of interest caused by compensation arrangements with us and other Dividend Capital affiliated entities, which could result in actions that are not in the best interests of our stockholders.

The Advisor and its affiliates will receive substantial fees from us in return for their services and these fees could influence the Advisor’s advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	Public offerings of equity by us, which allow the Dealer Manager to earn additional dealer manager fees and the Advisor to earn increased acquisition fees and asset management fees;

•	Property sales, which allow the Advisor to earn additional asset management fees and possibly additional real estate sales commissions; and

•	Property acquisitions from other Dividend Capital affiliated entities, which may allow the Advisor or its affiliates to earn additional acquisition fees and asset management fees.

Further, our Advisor may recommend that we invest in a particular asset or pay a higher purchase price for the asset than it would otherwise recommend if it did not receive an acquisition fee. Certain potential acquisition fees and asset management fees paid to the Advisor and management and leasing fees paid to the Property Manager would be paid irrespective of the quality of the underlying real estate or property management services during the term of the related agreement. As a component of the asset management fee, our Advisor is also entitled to a monthly net operating income-based fee and a fee equal to a percentage of the sales price of a property upon its sale. These fees may incentivize the Advisor to recommend the sale of a property or properties that may not be in our best interest at the time. Investments with higher net operating income growth potential are generally riskier or more speculative. In addition, the premature sale of an asset may add concentration risk to the portfolio or may be at a price lower than if we held on to the property. Moreover, the Advisor will have considerable discretion with respect to the terms and timing of acquisition, disposition and leasing transactions. In evaluating investments and other management strategies, the opportunity to earn these fees may lead the Advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as preservation of capital, in order to achieve higher short-term compensation. Considerations relating to our affiliates’ compensation from us and other Dividend Capital affiliated entities could result in decisions that are not in the best interests of our stockholders, which could hurt our ability to pay distributions or result in a decline in the value of our stockholders’ investment.

The Advisor may have conflicting fiduciary obligations if we acquire properties with its affiliates; as a result, in any such transaction we may not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

The Advisor may cause us to acquire an interest in a property from its affiliates or through a joint venture with its affiliates or to dispose of an interest in a property to its affiliates. In these circumstances, the Advisor will have a conflict of interest when fulfilling its fiduciary obligation to us. In any such transaction we may not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

The fees we pay to affiliates in connection with our initial public offering and in connection with the acquisition and management of our investments were not determined on an arm’s length basis and therefore we do not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

Assuming we raise $2,000,000,000 in gross offering proceeds from the sale of shares of our common stock (including $1,500,000,000 pursuant to the primary offering and $500,000,000 pursuant to the distribution reinvestment plan), we will pay an aggregate of up to approximately 7.8% of the gross offering proceeds (approximately $155,000,000) in fees, commissions and offering expense reimbursement to the Advisor, the Dealer Manager and other of our affiliates in exchange for their services and to reimburse funds advanced on our behalf. Substantially all of the sales commissions (up to $90,000,000) are expected to be reallowed to third party broker dealers participating in our initial public offering. The fees to be paid to the Advisor, the Dealer Manager and other affiliates for services they provide us were not determined on an arm’s length basis. As a result, the fees have been determined without the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

We may purchase real estate assets from third parties who have existing or previous business relationships with affiliates of the Advisor; as a result, in any such transaction, we may not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

We may purchase assets from third parties that have existing or previous business relationships with affiliates of the Advisor. Dividend Capital Trust Inc., Dividend Capital Investments LLC, the officers, directors or employees of such entities and the principals of the Advisor who also perform services for other Dividend Capital affiliated entities may have a conflict in representing our interests in these transactions on the one hand and the interests of such affiliates in preserving or furthering their respective relationships on the other hand. In any such transaction, we will not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

RISKS RELATED TO INVESTMENTS IN REAL PROPERTY

Changes in national, regional or local economic, demographic, or real estate market conditions may adversely affect our results of operations and returns to our stockholders.

We will be subject to risks generally incident to the ownership of real property including changes in national, regional or local economic, demographic or real estate market conditions. We are unable to predict future changes in national, regional or local economic, demographic or real estate market conditions. For example, a recession or rise in interest rates could make it more difficult for us to lease real properties or dispose of them. In addition, rising interest rates could also make alternative interest bearing and other investments more attractive and therefore potentially lower the relative value of our existing real estate investments. These conditions, or others we cannot predict, may adversely affect our results of operations and returns to our stockholders.

Changes in supply of or demand for similar real properties in a particular area may increase the price of real property assets we seek to purchase.

The real estate industry is subject to market forces and we are unable to predict certain market changes including changes in supply of or demand for similar real properties in a particular area. For example, if demand for the types of real property assets in which we seek to invest were to sharply increase or supply of those assets were to sharply decrease, the prices of those assets could rise significantly. Any potential purchase of an overpriced asset could decrease our rate of return on these investments and result in lower operating results and overall returns to our stockholders.

Our operating expenses may increase in the future and to the extent such increases cannot be passed on to tenants, our cash flow and our operating results would decrease.

Operating expenses, such as expenses for fuel, utilities, labor and insurance, are not fixed and may increase in the future. There is no guarantee that we will be able to pass such increases on to tenants. To the extent such increases cannot be passed on to tenants, any such increase would cause our cash flow and our operating results to decrease.

A real property that incurs a vacancy could be difficult to sell or re-lease.

A real property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. In addition, certain of the real properties we acquire may have some level of vacancy at the time of closing. Certain other real properties may be specifically suited to the particular needs of a tenant and may become vacant. Therefore, we may have difficulty obtaining a new tenant for any vacant space we have in our real properties. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in lower cash distributions to stockholders. In addition, the resale value of the real property could be diminished because the market value may depend principally upon the value of the leases of such real property.

We are dependent on tenants for revenue and our inability to lease our real properties or to collect rent from our tenants may adversely affect our results of operations and returns to our stockholders.

Certain of our real properties may be occupied by a single tenant. As a result, the success of those real properties will depend on the financial stability of a single tenant. Lease payment defaults by such tenants could cause us to reduce the amount of distributions to stockholders and could force us to find an alternative source of revenue to pay any mortgage loan on the real property. In the event of such a tenant default, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our real property. If a lease is terminated, we may be unable to lease the real property for the rent previously received or sell the real property without incurring a loss.

We may not have funding for future tenant improvements which may adversely affect the value of our assets, our results of operations and returns to our stockholders.

When a tenant at one of our real properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new tenants, we will be required to expend substantial funds to construct new tenant improvements in the vacated space. Substantially all of the net proceeds from our initial public offering will be invested in real properties and real estate related securities, and we do not anticipate that we will maintain permanent working capital reserves. We do not currently have an identified funding source to provide funds which may be required in the future for tenant improvements and tenant refurbishments in order to attract new tenants. If we do not establish sufficient reserves for working capital or obtain adequate secured financing to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our real properties. If we defer such improvements, the applicable real properties may decline in value, and it may be more difficult for us to attract or retain tenants to such real properties or the amount of rent we can charge at such real properties may decrease. We cannot assure you that we will have any sources of funding available to us for repair or reconstruction of damaged real property in the future.

Our real properties will be subject to property taxes that may increase in the future, which could adversely affect our cash flow.

Our real properties are subject to real and personal property taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. We anticipate that certain of our leases will generally provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the real properties that they occupy while other leases will generally provide that we are responsible for such taxes. In any case, as the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable government authority(ies). If real property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale. In addition, we will generally be responsible for real property taxes related to any vacant space.

Uninsured losses or premiums for insurance coverage relating to real property may adversely affect your returns.

We will attempt to adequately insure all of our real properties against casualty losses. There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders sometimes require commercial property owners to purchase specific coverage against terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our real properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our real properties incurs a casualty loss which is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we cannot assure you that funding will be available to us for repair or reconstruction of damaged real property in the future.

We compete with numerous other parties or entities for real property investments and tenants and may not compete successfully.

We will compete with numerous other persons or entities seeking to buy real property assets or to attract tenants to real properties we already own. These persons or entities may have greater experience and financial strength. There is no assurance that we will be able to acquire real property assets or attract tenants on favorable terms, if at all. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential tenants and pressuring us to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our properties. Each of these factors could adversely affect our results of operations, financial condition, value of our investments and ability to pay distributions to you.

Delays in the acquisition, development and construction of real properties may have adverse effects on our results of operations and returns to our stockholders.

Delays we encounter in the selection, acquisition and development of real properties could adversely affect returns to our stockholders. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, our stockholders could suffer delays in the distribution of cash distributions attributable to those particular real properties. Delays in completion of construction could give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction. Each of those factors could result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, the price we agree to for a real property will be based on our projections of rental income and expenses and estimates of the fair market value of real property upon completion of construction. If our projections are inaccurate, we may pay too much for a property.

Actions of joint venture partners could negatively impact our performance.

We may enter into joint ventures with third parties, including with entities that are affiliated with the Advisor. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

•	The possibility that our venture partner, co-tenant or partner in an investment might become bankrupt;

•	That such venture partner, co-tenant or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals; or

•	That such venture partner, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Actions by such a joint venture partner or co-tenant might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing your returns.

Under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached, which might have a negative influence on the joint venture and decrease potential returns to our stockholders. In the event that a venture partner has a right of first refusal to buy out the other partner, it may be unable to finance such buy-out at that time. It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in a particular property. In addition, to the extent that our venture partner or co-tenant is an affiliate of the Advisor, certain conflicts of interest will exist.

Costs of complying with governmental laws and regulations related to environmental protection and human health and safety may be high.

All real property investments and the operations conducted in connection with such investments are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal.

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such real property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our real properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our real properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of our real properties, we may be exposed to such costs in connection with such regulations. The cost of defending against environmental claims, of any damages or fines we must pay, of compliance with environmental regulatory requirements or of remediating any contaminated real property could materially and adversely affect our business, lower the value of our assets or results of operations and, consequently, lower the amounts available for distribution to our stockholders.

The costs associated with complying with the Americans with Disabilities Act may reduce the amount of cash available for distribution to our stockholders.

Investment in real properties may also be subject to the Americans with Disabilities Act of 1990, as amended. Under this act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The act’s requirements could require us to remove access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the act. There is no assurance that we will be able to acquire properties or allocate responsibilities in this manner. Any monies we use to comply with the act will reduce the amount of cash available for distribution to our stockholders.

Real properties are illiquid investments and we may be unable to adjust our portfolio in response to changes in economic or other conditions or sell a property if or when we decide to do so.

Real properties are illiquid investments and we may be unable to adjust our portfolio in response to changes in economic or other conditions. In addition, the real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any real property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a real property. Also, we may acquire real properties that are subject to contractual “lock-out” provisions that could restrict our ability to dispose of the real property for a period of time.

We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct such defects or to make such improvements.

In acquiring a real property, we may agree to restrictions that prohibit the sale of that real property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that real property. Our real properties may also be subject to resale restrictions. All these provisions would restrict our ability to sell a property.

Real property investments made outside of the United States will be subject to currency rate exposure and risks associated with the uncertainty of foreign laws and markets.

We anticipate that the majority of our direct real property investments will be made in the United States, although we may also invest in Canada and Mexico, and potentially elsewhere on a limited basis, to the extent that opportunities exist that may help us meet our investment objectives. To the extent that we invest in real property located outside of the United States, in addition to risks inherent in the investment in real estate generally discussed in this prospectus, we will also be subject to fluctuations in foreign currency exchange rates and the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden associated with complying with a wide variety of foreign laws. Changes in foreign currency exchange rates may adversely impact the fair values and earnings streams of our international holdings and therefore the returns on our non-dollar denominated investments. To the extent that we make real property investments outside of the United States, our principal currency exposures are expected be to the Mexican Peso and the Canadian Dollar, although to the extent that we make investments in other foreign countries we would be subject to additional currency exposure. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations.

RISKS RELATED TO INVESTMENTS IN REAL ESTATE RELATED SECURITIES

Our investments in real estate related common equity securities will be subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities.

We intend to invest in real estate common equity securities of both publicly traded and private real estate companies. Our investments in real estate related common equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate related common equity securities generally invest in real estate or real estate related assets and are subject to the inherent risks associated with real estate related investments discussed in this report on Form 10-K, including risks relating to rising interest rates.

Real estate related common equity securities are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in real estate related common equity securities are subject to risks of (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in prevailing interest rates, (iii) subordination to the prior claims of banks and other senior lenders to the issuer, (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding real estate related common equity securities and the ability of the issuers thereof to repay principal and interest or make distribution payments.

Our investments in real estate related preferred equity securities involve a greater risk of loss than traditional debt financing.

We may invest in real estate related preferred equity securities, which involves a higher degree of risk than traditional debt financing due to a variety of factors, including that such investments are subordinate to traditional loans and are not secured by property underlying the investment. Furthermore, should the issuer default on our investment, we would only be able to proceed against the entity in which we have an interest, and not the property owned by such entity and underlying our investment. As a result, we may not recover some or all of our investment.

The mortgage loans in which we may invest and the mortgage loans underlying the mortgage backed securities in which we may invest will be subject to delinquency, foreclosure and loss, which could result in losses to us.

Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure and risks of loss that are greater than similar risks associated with loans made on the security of single family residential property. The ability of a borrower to repay a loan secured by a property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our stockholders. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

The CMBS in which we may invest are subject to several types of risks.

CMBS are bonds which evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the mortgage backed securities we invest in are subject to all the risks of the underlying mortgage loans.

In a rising interest rate environment, the value of CMBS may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of CMBS may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities markets as a whole. In addition, CMBS are subject to the credit risk associated with the performance of the underlying mortgage properties. In certain instances, third party guarantees or other forms of credit support can reduce the credit risk.

CMBS are also subject to several risks created through the securitization process. Subordinate CMBS are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes a large percentage of delinquent loans, there is a risk that interest payment on subordinate CMBS will not be fully paid. Subordinate securities of CMBS are also subject to greater credit risk than those CMBS that are more highly rated.

The mezzanine loans in which we may invest would involve greater risks of loss than senior loans secured by income-producing real properties.

We may invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

We may make investments in non-U.S. dollar denominated securities, which will be subject to currency rate exposure and risks associated with the uncertainty of foreign laws and markets.

A portion of our real estate related securities investments will likely be denominated in foreign currencies and, therefore, we expect to have currency risk exposure to any such foreign currencies. A change in foreign currency exchange rates may have an adverse impact on returns on our non-U.S. dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations. To the extent that we invest in non-U.S. dollar denominated securities, in addition to risks inherent in the investment in securities generally discussed in this report on Form 10-K, we will also be subject to risks associated with the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden of complying wide variety of foreign laws.

We expect a portion of our real estate related securities investments to be illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

Certain of the real estate related securities that we may purchase in connection with privately negotiated transactions will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default.

Interest rate and related risks may cause the value of our real estate related securities investments to be reduced.

Interest rate risk is the risk that fixed income securities such as preferred and debt securities, and to a lesser extent dividend paying common stocks, will decline in value because of changes in market interest rates. Generally, when market interest rates rise, the market value of such securities will decline, and vice versa. Our investment in such securities means that the net asset value and market price of the common shares may tend to decline if market interest rates rise.

During periods of rising interest rates, the average life of certain types of securities may be extended because of slower than expected principal payments. This may lock in a below-market interest rate, increase the security’s duration and reduce the value of the security. This is known as extension risk. During periods of declining interest rates, an issuer may be able to exercise an option to prepay principal earlier than scheduled, which is generally known as call or prepayment risk. If this occurs, we may be forced to reinvest in lower yielding securities. This is known as reinvestment risk. Preferred and debt securities frequently have call features that allow the issuer to repurchase the security prior to its stated maturity. An issuer may redeem an obligation if the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. These risks may reduce the value of our real estate related securities investments.

RISKS ASSOCIATED WITH DEBT FINANCING

We will incur mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of our stockholders’ investment.

We intend to finance a portion of the purchase price of real properties and real estate related securities investments by borrowing funds. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the sum of (a) the aggregate cost of our real property assets before non-cash reserves and depreciation and (b) the aggregate cost of our securities assets. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

High debt levels will cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross collateralization or cross default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected.

Higher mortgage rates may make it more difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make to our stockholders.

Between June 2004 and the date of this report on Form 10-K, the Federal Reserve Board has significantly increased short-term interest rates. The Federal Reserve Board has also made public statements implying it may continue increasing interest rates in the near future. If mortgage debt is unavailable on reasonable terms as a result of increased interest rates or other factors, we may not be able to finance the initial purchase of properties. In addition, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to you and may hinder our ability to raise more capital by issuing securities or by borrowing more money.

Increases in interest rates could increase the amount of our debt payments and therefore negatively impact our operating results.

Interest we pay on our debt obligations will reduce cash available for distributions. If we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, or replace the Advisor as our advisor. In addition, loan documents may limit our ability to replace the Property Manager or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to refinance or sell properties on favorable terms, and to make distributions to our stockholders.

Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity will be uncertain and may depend upon our ability to obtain additional financing or our ability to sell the particular property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In an environment of increasing mortgage rates, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt if mortgage rates are higher at a time a balloon payment is due. In addition, payments of principal and interest made to service our debts, including balloon payments, may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT.

Our derivative financial instruments that we may use to hedge against interest rate fluctuations may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on our stockholders’ investment.

We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our real properties, but no hedging strategy can protect us completely. There is no assurance that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. In addition, the use of such instruments may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income test.

FEDERAL INCOME TAX RISKS

Failure to qualify as a REIT could adversely affect our operations and our ability to make distributions.

We intend to operate in a manner designed to permit us to qualify as a REIT for federal income tax purposes commencing with the taxable year ending December 31, 2006. Although we do not intend to request a ruling from the Internal Revenue Service as to our REIT status, we have received the opinion of our special U.S. federal income tax counsel, Skadden, Arps, Slate, Meagher & Flom LLP, with respect to our qualification as a REIT. This opinion has been issued in connection with our initial public offering. Investors should be aware, however, that opinions of counsel are not binding on the Internal Revenue Service or on any court. The opinion of Skadden, Arps, Slate, Meagher & Flom LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. Skadden, Arps, Slate Meagher & Flom LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Skadden, Arps, Slate, Meagher & Flom LLP and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership, as we will. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of that qualification.

If we were to fail to qualify as a REIT for any taxable year, we would be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer be deductible in computing our taxable income and we would no longer be required to make distributions. To the extent that distributions had been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or liquidate some investments in order to pay the applicable corporate income tax. In addition, although we intend to operate in a manner intended to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors to recommend that we revoke our REIT election.

We believe that the Operating Partnership will be treated for federal income tax purposes as a partnership and not as an association or as a publicly traded partnership taxable as a corporation. If the Internal Revenue Service were successfully to determine that the Operating Partnership were properly treated as a corporation, the Operating Partnership would be required to pay federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the Operating Partnership and distributions to partners would constitute distributions that would not be deductible in computing the Operating Partnership’s taxable income. In addition, we could fail to qualify as a REIT, with the resulting consequences described above.

To qualify as a REIT, we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations.

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (i) 85% of our ordinary income,

(ii) 95% of our capital gain net income and (iii) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid corporate income taxation on the earnings that we distribute, it is possible that we might not always be able to do so.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

We may purchase real properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, there is no assurance that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

You may have current tax liability on distributions if you elect to reinvest in shares of our common stock.

Even if our stockholders participate in our distribution reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless our stockholders are a tax-exempt entity, they may have to use funds from other sources to pay their tax liability on the value of the common stock received.

Distributions payable by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.

Tax legislation enacted in 2003 generally reduces the maximum tax rate for distributions payable by corporations to individuals to 15% through 2008. Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient, rather than the 15% preferential rate. Although this legislation does not adversely affect the taxation of REITs or distributions paid by REITs, the more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to you.

Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to our stockholders.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•	Part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our common stock are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;

•	Part of the income and gain recognized by a tax exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common stock; and

•	Part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17), or (20) of the Code may be treated as unrelated business taxable income.

Our investments in other REITs and real estate partnerships subject us to the tax risks associated with the tax status of such entities.

We intend to invest in the securities of other REITs and real estate partnerships. Such investments are subject to the risk that any such REIT or partnership may fail to satisfy the requirements to qualify as a REIT or a partnership, as the case may be, in any given taxable year. In the case of a REIT, such failure would subject such entity to taxation as a corporation, may require such REIT to incur indebtedness to pay its tax liabilities, may reduce its ability to make distributions to us, and may render it ineligible to elect REIT status prior to the fifth taxable year following the year in which it fails to so qualify. In the case of a partnership, such failure could subject such partnership to an entity level tax and reduce the entity’s ability to make distributions to us. In addition, such failures could, depending on the circumstances, jeopardize our ability to qualify as a REIT.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Complying with the REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including shares of stock in other REITs, certain mortgage loans, and mortgage backed securities. The remainder of our investment in securities (other than governmental securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

Liquidation of assets may jeopardize our REIT status.

To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to satisfy our obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our status as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Legislative or regulatory action could adversely affect investors.

In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future, and there is no assurance that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in shares of our common stock. We urge investors to consult with their own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

Recharacterization of transactions under the Operating Partnership’s intended private placements could result in a 100% tax on income from prohibited transactions, which would diminish our cash distributions to our stockholders.

The Internal Revenue Service could recharacterize transactions under the Operating Partnership’s intended private placements such that the Operating Partnership could be treated as the bona fide owner, for tax purposes, of properties acquired and resold by the entity established to facilitate the transaction. Such recharacterization could result in the income realized on these transactions by the Operating Partnership being treated as gain on the sale of property that is held as inventory or otherwise held primarily for the sale to customers in the ordinary course of business. In such event, such gain would constitute income from a prohibited transaction and would be subject to a 100% tax. If this occurs, our ability to pay cash distributions to our stockholders will be adversely affected.

Foreign investors may be subject to FIRPTA on the sale of common shares if we are unable to qualify as a “domestically controlled” REIT.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA, on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. There is no assurance that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a foreign investor on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock.

INVESTMENT COMPANY RISKS

Maintenance of our Investment Company Act exemption imposes limits on our operations.

We intend to conduct our operations so as not to become regulated as an investment company under the Investment Company Act. We intend to rely on the exclusion provided by Section 3(c)(5)(C) of the Investment Company Act (and potentially Section 3(c)(6) if, from time to time, we engage in our real estate business through one or more majority owned subsidiaries) and/or any other exclusions available to us.

However, if we were obligated to register as an investment company, we would be required to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	Limitations on capital structure;

•	Restrictions on specified investments;

•	Prohibitions on transactions with affiliates; and

•	Compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

The assets that we may acquire, therefore, are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act. If we fail to own a sufficient amount of qualifying real estate assets or real estate related assets to satisfy the requirements of Section 3(c)(5)(C) and cannot rely on any other exemption or exclusion under the Investment Company Act, we could be characterized as an investment company.

To maintain compliance with the Investment Company Act exclusion, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

In order not to be deemed an investment company under the Investment Company Act, we must be engaged primarily in a business other than that of owning, holding, trading or investing in securities. We believe that we will not be so engaged, but there is uncertainty with respect to the characterization of some types of assets in which we plan to invest as real estate under the Investment Company Act. As a result, it is possible that some of the assets in which we invest could be determined to be securities, rather than interests in, or liens upon, real estate. If a sufficient amount of such assets are determined to be securities rather than interests in or liens upon real estate for purposes of the Investment Company Act, it is possible that we could be characterized as an investment company, which would likely have a material adverse effect on our business and operations. Such a characterization would require us to either (i) change the manner in which we conduct our operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could have an adverse effect on us and the market price for our common stock.

Specifically, the CMBS we expect to acquire will be collateralized by pools of first mortgage loans where we can monitor the performance of the underlying mortgage loans through loan management and servicing rights and we will have appropriate workout/foreclosure rights with respect to the underlying mortgage loans. When such arrangements exist, we believe that our CMBS investments will be treated as investments in real estate for purposes of the Investment Company Act. If the Commission or its staff take a different position with respect to the characterization of the CMBS in which we invest, in order to avoid registration as an investment company, we may need to dispose of a significant portion of our CMBS or acquire significant other additional assets, or we may need to modify our business plan to register as an investment company, which would result in significantly increased operating expenses and would likely entail significantly reducing our indebtedness which could also require us to sell a significant portion of our assets. No assurances can be given that any such dispositions or acquisitions of assets, or deleveraging, could be accomplished on favorable terms. Consequently, any such modification of our business plan could have a material adverse effect on us. Further, if it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the Commission, that we would be unable to enforce contracts with third parties, and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company. Any such results would be likely to have a material adverse effect on us.

ERISA RISKS

If our assets are deemed to be ERISA plan assets, the Advisor and we may be exposed to liabilities under Title I of ERISA and the Internal Revenue Code.

In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entire entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. If the Advisor or we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected. Prior to making an investment in us, investors should consult with their legal and other advisors concerning the impact of ERISA and the Code on their investment and our performance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of April 20, 2006, we had not yet acquired any real properties.

ITEM 3.	LEGAL PROCEEDINGS

We are not party to any legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We are currently offering up to $2,000,000,000 in shares of our common stock pursuant to an effective registration statement, 75% of which are being offered at a price of $10.00 per share, and 25% of which are being offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. In each case, the offering price was arbitrarily determined by our board of directors. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and our distribution reinvestment plan. There is no established public trading market for the shares of our common stock.

Distribution Reinvestment Plan

We maintain a distribution reinvestment plan for our stockholders to help facilitate investments in our shares of common stock. Our distribution reinvestment plan allows our stockholders to have cash otherwise distributable to them invested in additional shares of our common stock at a price equal to $9.50 per share. We may terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to participants. Participation in the plan may also be terminated with respect to any person to the extent that a reinvestment of distributions in shares of our common stock would cause the share ownership limitations contained in our charter to be violated.

Participants may acquire shares of our common stock pursuant to our distribution reinvestment plan until the earliest date upon which (i) all the common stock registered in our initial public offering or future offerings to be offered under our distribution reinvestment plan is issued, (ii) our initial public offering and any future offering pursuant to our distribution reinvestment plan terminate and we elect to deregister with the Commission the unsold amount of our common stock registered to be offered under our distribution reinvestment plan, or (iii) there is more than a de minimis amount of trading in shares of our common stock, at which time any registered shares of our common stock then available under our distribution reinvestment plan will be sold at a price equal to the fair market value of the shares of our common stock, as determined by our board of directors by reference to the applicable sales price with respect to the most recent trades occurring on or prior to the relevant distribution date. In any case, the price per share will be equal to the then-prevailing market price, which shall equal the price on The Nasdaq Stock Market or the national securities exchange on which such shares of common stock are listed at the date of purchase.

Share Redemption Program

We have established a share redemption program that provides our stockholders with limited interim liquidity. The share redemption program will be immediately terminated if our shares of common stock are listed on a national securities exchange or quoted on the Nasdaq, or if a secondary market is otherwise established.

After our stockholders have held shares of our common stock for a minimum of one year, our share redemption program may provide a limited opportunity for our stockholders to have their shares of common stock redeemed, subject to certain restrictions and limitations, at a price equal to or at a discount from the purchase price of the shares of our common stock being redeemed and the amount of the discount will vary based upon the length of time that our stockholders have held their shares of our common stock subject to redemption, as described in the following table:

Share Purchase Anniversary	Redemption Price as a Percentage of Purchase Price
Less than 1 year	No Redemption Allowed
1 year	92.5%
2 years	95.0%
3 years	97.5%
4 years and longer	100.0%

In the event that our stockholders seek to redeem all of their shares of our common stock, shares of our common stock purchased pursuant to our distribution reinvestment plan may be excluded from the foregoing one-year holding period requirement, in the discretion of the board of directors. In addition, for purposes of the one-year holding period, holders of OP Units who exchange their OP Units for shares of our common stock shall be deemed to have owned their shares as of the date they were issued their OP Units. The board of directors reserves the right in its sole discretion at any time and from time to time to (a) waive the one-year holding period in the event of the death or disability (as such term is defined in the Code) of a stockholder, as well as the annual limitation discussed below, (b) reject any request for redemption for any reason or no reason, or (c) reduce the number of shares of our common stock allowed to be purchased under the share redemption program. At any time we are engaged in an offering of shares of our common stock, the per share price for shares of our common stock redeemed under our redemption program will never be greater than the then-current offering price of our shares of our common stock sold in the primary offering. We are not obligated to redeem shares of our common stock under the share redemption program. We presently intend to limit the number of shares to be redeemed during any consecutive twelve month period to no more than five percent of the number of shares of common stock outstanding at the beginning of such twelve month period. The aggregate amount of redemptions under our share redemption program is not expected to exceed the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not sufficient to fund redemption requests pursuant to the five percent limitation outlined above, the board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock. Such sources of funds could include cash on hand, cash available from borrowings and cash from liquidations of securities investments as of the end of the applicable quarter, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders or purchases of real property or real estate related securities. The board of directors may also increase the annual limit above five percent but, in any event, the number of shares of our common stock that we may redeem will be limited by the funds available from purchases pursuant to our distribution reinvestment plan, cash on hand, cash available from borrowings and cash from liquidations of securities investments as of the end of the applicable quarter.

The board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension or termination of the share redemption program is in the best interest of our stockholders. In addition, the board of directors may determine to modify the share redemption program to redeem shares at the then-current net asset value per share (provided that any offering will then also be conducted at net asset value per share), as calculated in accordance with policies and procedures developed by our board of directors. If the board of directors decides to amend, suspend or terminate the share redemption program, we will provide stockholders with no less than 30 days’ prior written notice. Therefore, our stockholders may not have the opportunity to make a redemption request prior to any potential termination of our share redemption program.

Holders

As of April 20, 2006 we had 745,414 shares of our common stock outstanding held by a total of 195 stockholders.

Distributions

We intend to qualify as a REIT for the year ending December 31, 2006. In order to qualify as a REIT, we are required to distribute 90% of our annual taxable income to our stockholders. We intend to accrue and make distributions on a quarterly basis beginning no later than the first calendar quarter after the quarter in which the minimum offering requirements are met. In connection with a distribution to our stockholders, our board of directors will approve a quarterly distribution of a certain dollar amount per share of our common stock. We will then calculate each stockholder’s specific distribution amount for the quarter using daily record and declaration dates and our stockholders’ distributions will begin to accrue on the date we mail a confirmation of their subscription for shares of our common stock, subject to our acceptance of their subscription.

We are required to make distributions sufficient to satisfy the requirements for qualification as a REIT for federal income tax purposes. Generally, income distributed will not be taxable to us under the Code if we distribute at least 90% of our taxable income each year (computed without regard to the distributions paid deduction and our net capital gain). Distributions will be authorized at the discretion of the board of directors, in accordance with our earnings, cash flow and general financial condition. The board’s discretion will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. We are authorized to borrow money, issue new securities or sell assets in order to make distributions. There are no restrictions on the ability of our Operating Partnership to transfer funds to us.

The following table sets forth the distributions that have been paid and/or declared to date by our board of directors:

Quarter	Amount Declared Per Share(1)	Annualized Amount Per Share(1)	Anticipated Payment Date
2nd Quarter 2006	$0.1375	$0.55	July 17, 2006

(1)	Assumes Share was owned for the entire quarter. The distribution will be payable to stockholders of record as of the close of business on each day during the period, from April 3, 2006 through and including June 30, 2006, pro-rated for the period of ownership.

Recent Sales of Unregistered Securities

Effective April 25, 2005, we issued 200 shares of common stock to Montecito Investments LLC, an affiliate of the Advisor, for $2,000 in cash. We relied on Section 4(2) of the Securities Act for the exemption from the registration requirements of the Securities Act.

Equity Incentive Plan Information

We have adopted an equity incentive plan, effective January 12, 2006, which we will use to attract and retain qualified independent directors, employees, advisors and consultants providing services to us who are considered essential to our long-range success by offering these individuals an opportunity to participate in our growth through awards in the form of, or based on, our common stock. The equity incentive plan will provide for the granting of stock options, stock appreciation rights, restricted stock, stock units, and/or other stock based awards to those independent directors, employees, advisors and consultants of ours and of the Advisor selected by the plan administrator for participation in the equity incentive plan. Any such stock options, stock appreciation rights, restricted stock, stock units, and/or other stock based awards will provide for exercise prices, where applicable, that are not less than the fair market value of our common stock on the date of the grant.

Our board of directors or, if the board delegates its authority, our compensation committee, will administer the equity incentive plan as the plan administrator, with sole authority to select participants, determine the types of awards to be granted and all of the terms and conditions of the awards, including whether the grant, vesting or settlement of awards may be subject to the attainment of one or more performance goals. No awards will be granted under the plan if the grant, vesting and/or exercise of the awards would jeopardize our status as a REIT under the Code or otherwise violate the ownership and transfer restrictions imposed under our charter. Unless determined by the plan administrator, no award granted under the equity incentive plan will be transferable except through the laws of descent and distribution.

The equity incentive plan provides that no more than 5 million shares of our common stock will be available for issuance under the equity incentive plan. No more than 200,000 shares may be made subject to stock options and stock appreciation rights under the equity incentive plan to any individual in any single calendar year, and no more than 200,000 shares may be made subject to awards other than stock options and stock appreciation rights under the equity incentive plan to any individual in any single calendar year. In addition, in connection with the adoption of the equity incentive plan, our board of directors adopted an administrative rule to the effect that the board will not approve the issuance of new awards under the equity incentive plan (other than the initial grant of options to our non-employee directors, described below) if, after giving pro forma effect to such issuance, the aggregate number of shares of our common stock subject to all outstanding awards exceeds 4% of the sum of (i) number of shares of our then outstanding common stock and (ii) the number of then outstanding partnership units of the Operating Partnership, other than those held by the us. If any shares subject to an award under the equity incentive plan are forfeited, cancelled, exchanged or surrendered of if an award terminates or expires without a distribution of shares, or if shares are surrendered or withheld as payment of either the exercise price of an award or withholding taxes in respect of an award, those shares will again be available for awards under the equity incentive plan. In the event of certain corporate transactions affecting our common stock, such as, for example, a reorganization, recapitalization, merger, spin-off, split-off, stock dividend or extraordinary dividend, the plan administrator will have the sole authority to determine whether and in what manner to equitably adjust the number and type of shares and the exercise prices applicable to outstanding awards under the plan, the number and type of shares reserved for future issuance under the plan, and, if applicable, performance goals applicable to outstanding awards under the plan.

Under the equity incentive plan, the plan administrator will determine the treatment of awards in the event of a change in our control. The equity incentive plan will automatically expire on the tenth anniversary of the date on which it is adopted, unless extended or earlier terminated by the board of directors. The board of directors may terminate the equity incentive plan at any time. The expiration or other termination of the equity incentive plan will have no adverse impact on any award that is outstanding at the time the equity incentive plan expires or is terminated without the consent of the holder of the outstanding award. The board of directors may amend the equity incentive plan at any time, but no amendment will adversely affect any award on a retroactive basis without the consent of the holder of the outstanding award, and no amendment to the equity incentive plan will be effective without the approval of our stockholders if such approval is required by any law, regulation or rule applicable to the equity incentive plan.

On April 3, 2006, each of our then-serving non-employee directors, Charles B. Duke, John P. Woodberry and Daniel J. Sullivan, was automatically granted an option to purchase 10,000 shares of our common stock (subject to adjustment as provided above) under the equity incentive plan with an exercise price equal to $11 per share. Each newly appointed non-employee director shall be granted an option to purchase 10,000 shares of our common stock under the equity incentive plan with an exercise price that is no less than the fair market value of our common stock on the date of grant. The equity incentive plan provides for the automatic grant to each of our non-employee directors who is serving as of each of our annual stockholders meetings following the effectiveness of our initial public offering of an option on 5,000 shares of our common stock (subject to adjustment as provided above) having a term that is no longer than 10 years and an exercise price that is no less than the fair market value of our common stock on the date of grant. No options will be awarded under these automatic grant provisions of the equity incentive plan if it would result in our being “closely-held” under the Code, jeopardize our status as a REIT under the Code or otherwise violate the ownership and transfer restrictions under our charter.

ITEM 6.	SELECTED FINANCIAL DATA

We are a newly formed entity without any operating history. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and audited consolidated financial statements and notes thereto as of December 31, 2005 and for the period ended December 31, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2005, and for the period ended December 31, 2005.

Overview

We were formed as a Maryland corporation on April 11, 2005 to invest in a diverse portfolio of real properties and real estate related securities. On January 27, 2006, we commenced an initial public offering of up to $2,000,000,000 in shares of our common, 75% of which will be offered at a price of $10.00 per share, and 25% of which will be offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. On April 3, 2006, we satisfied the minimum offering requirements of our initial public offering. As of April 20, 2006, we had accepted subscriptions from 195 investors, issued 745,414 shares of our common stock to stockholders and received $7,380,971 in gross proceeds. As of April 20, 2006, we had not yet made any investments in real properties or real estate related securities.

We will use the net proceeds from our initial public offering to make investments in real property and real estate related securities and to pay fees and expenses. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire, develop and operate real properties and to invest in real estate related securities.

As of the date of filing of this report on Form 10-K, we have not entered into any arrangements to acquire any specific real property or to invest in any specific real estate related security with the proceeds from our initial public offering. The number and type of real properties we may acquire and real estate related securities in which we may invest will depend upon real estate market conditions, the amount of proceeds we raise in our initial public offering and other circumstances existing at the time we are acquiring our real properties and real estate related securities.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than the potential for additional increases in interest rates (as discussed below), that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring and operating real properties or investing in real estate related securities, other than those referred to in this prospectus.

Between June 2004 and the date of this report on Form 10-K, the Federal Reserve Board has significantly increased short-term interest rates. The Federal Reserve Board has also made public statements implying it may continue increasing interest rates in the near future. Increasing interest rates could make alternative interest bearing and other investments more attractive and therefore potentially lower the relative value of our existing real estate investments. It may also increase the interest we pay on our debt obligations and make it more difficult for us to finance or refinance real property assets.

The Advisor may, but is not required to, establish working capital reserves from offering proceeds, out of cash flow generated by operating assets or out of proceeds from the sale of assets. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions and major capital expenditures. Our lenders also may require working capital reserves.

The proceeds of our initial public offering will provide funds to enable us to purchase real properties and real estate related securities. We may acquire assets free and clear of permanent mortgage indebtedness by paying the entire purchase price in cash or equity securities, or a combination thereof, and we may selectively encumber all or certain assets with debt. The proceeds from any loans will be used to acquire additional real properties and real estate related securities, increase cash flow, to further diversify our portfolio and for other uses.

We intend to make an election under Section 856(c) of the Code to be taxed as a REIT beginning with the tax year ending December 31, 2006. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.

We believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes for the tax year ending December 31, 2006, and, once we so qualify, we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes. We will monitor the various qualification tests that we must meet to maintain our status as a REIT. Ownership of shares of our common stock will be monitored to ensure that no more than 50% in value of our outstanding shares of common stock is owned, directly or indirectly, by five or fewer individuals at any time. We also will determine, on a quarterly basis, that the gross income, asset and distribution test are satisfied.

Liquidity and Capital Resources

Our principal demand for funds will be to acquire real properties and real estate related securities, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock, including those offered for sale through our distribution reinvestment plan and through the assumption of debt. There may be a delay between the sale of shares of our common stock and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. The Advisor and its product specialists, subject to the oversight of the Investment Committee and the board of directors, will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. Pending investment in real properties or real estate related securities, we may decide to temporarily invest any unused proceeds from the offering in certain investments that could yield lower returns than those earned on real estate assets or real estate related securities. These lower returns may affect our ability to make distributions to stockholders. Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet entered into any formal arrangements for these types of financings.

Results of Operations

As of the date of the filing of this report on Form 10-K, we are in our organizational and development stage and have not commenced significant operations.

Inflation

The real estate market has not been affected significantly by inflation in the past several years due to the relatively low inflation rate. With the exception of leases with tenants in multifamily properties, we expect to include provisions in the majority of our tenant leases designed to protect us from the impact of inflation. These provisions will include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases, annual reimbursement of operating expenses above a certain allowance. Due to the generally long-term nature of these leases, annual rent increases may not be sufficient to cover inflation and rent may be below market. Leases in multifamily properties generally turn over on an annual basis and do not typically present the same issue regarding inflation protection due to their short-term nature.

Critical Accounting Policies

General

Our accounting policies have been established to conform with U.S. generally accepted accounting principles, or “GAAP.” The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions is different, it is possible that different accounting policies will be applied or different amounts of assets, liabilities, revenues and expenses will be recorded, resulting in a different presentation of the financial statements or different amounts reported in the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Below is a discussion of the accounting policies that management considers to be most critical once we commence significant operations. These policies require complex judgment in their application or estimates about matters that are inherently uncertain.

Valuation and Allocation of Real Property Acquisitions

Upon acquisition, the purchase price of a real property and other costs associated with the acquisition, such as the acquisition fee paid to the Advisor, will be capitalized and allocated to land, building, land improvements, tenant improvements and other intangible assets and associated liabilities as required by Statement of Financial Accounting Standards, or “SFAS,” No. 141 “Business Combinations.” The allocation to land, building, land improvements and tenant improvements will be based on management’s estimate of the real property’s fair value based on all available information. The allocation to intangible lease assets, as required by SFAS No. 141, represents the value associated with the in-place leases, including leasing commissions, legal and other related costs. Also, SFAS No. 141 requires the creation of an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of the acquisition. This asset or liability will be amortized over the life of the remaining in-place leases as an adjustment of revenue. Valuation and allocation of real property acquisitions is considered a critical accounting policy because the determination of the value and allocation of the cost of a real property acquisition involves a number of management’s assumptions relating to, among other things, the ability to lease vacant space, market rental rates, the term of new leases, property operating expenses and leasing commissions. All of the aforementioned factors will be taken as a whole by management in determining the valuation and allocation of the costs of real estate acquisitions. The valuation and allocation is sensitive to the actual results of any of theses uncertain factors, either individually or taken as a whole. Should the actual results differ from management’s judgment, the valuation and allocation could be negatively affected and may result in a negative impact as to the amount of depreciation and amortization that should have been recorded.

Impairment of Long-lived Assets

Long-lived assets to be held and used will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will periodically evaluate the recoverability of long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset. If impaired, the long-lived asset will be written down to its estimated fair value.

Revenue Recognition

We will recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements will be recorded as deferred rent receivable and will be included as a component of accounts and rents receivable in the accompanying consolidated balance sheets. We anticipate collecting these amounts over the terms of the leases as scheduled rent payments are made. Reimbursements from tenants for recoverable real estate tax and operating expenses will be accrued as revenue in the period the applicable expenditures are incurred. We will make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. Should the actual results differ from our judgment, the estimated reimbursement could be negatively affected and would be adjusted appropriately. In conjunction with certain acquisitions, we may receive payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of, or subsequent to, the purchase of some of our properties. Upon receipt of the payments, the receipts will be recorded as a reduction in the purchase price of the related properties rather than as rental income. These master leases may be established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements. Master lease payments will be received through a draw of funds escrowed at the time of purchase and may cover a period from one to three years. These funds may be released to either us or the seller when certain leasing conditions are met. Restricted cash will include funds received by third party escrow agents, from sellers, pertaining to master lease agreements. We will record such escrows as both an asset and a corresponding liability, until certain leasing conditions are met. We will accrue lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property.

Valuation of Accounts and Rents Receivable

We will take into consideration certain factors that require judgments to be made as to the collectibility of receivables. Collectibility factors taken into consideration are the amounts outstanding, payment history and financial strength of the tenant, which taken as a whole determines the valuation.

REIT Compliance

In order to qualify as a REIT for tax purposes, we will be required to distribute at least 90% of our REIT taxable income to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.

Distributions

We intend to make regular cash distributions to our stockholders, typically on a quarterly basis. The actual amount and timing of distributions will be determined by our board of directors in its discretion and typically will depend on the amount of funds available for distribution, which is impacted by current and projected cash requirements, tax considerations and other factors. As a result, our distribution rate and payment frequency may vary from time to time. However, in order to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year. On April 3, 2006, our board of directors declared a second quarter 2006 cash distribution of $0.1375 per share of common stock which will be payable to stockholders of record as of the close of business on each day during the period, from April 3, 2006 through and including June 30, 2006, pro-rated for the period of ownership.

Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to net operating income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, an industry trade group, which we refer to as “NAREIT,” has promulgated a standard known as “Funds from Operations” or “FFO” for short, which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. We will adopt the NAREIT definition for computing FFO because, in our view, subject to the following limitations, FFO provides a better basis for measuring our operating performance and comparing our performance and operations to those of other REITs. The calculation of FFO may, however, vary from entity to entity because capitalization and expense policies tend to vary from entity to entity. Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO. Consequently, the presentation of FFO by us may not be comparable to other similarly titled measures presented by other REITs. FFO is not intended to be an alternative to “Net Income” as an indicator of our performance or to “Cash Flows from Operating Activities” as determined by GAAP as a measure of our capacity to pay distributions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to interest rate changes primarily as a result of short-and long-term debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. Also, we will be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, the Advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Advisor will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. Our board of directors has not yet established policies and procedures regarding our use of derivative financial instruments for hedging or other purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of the independent registered public accounting firm and consolidated financial statements listed in the accompanying index are included in Item 15 of this report. See Index to Financial Statements on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Under the direction of our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the “Exchange Act”)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving failure of persons within Dividend Capital Total Realty Trust or its affiliates to disclose material information otherwise required to be set forth in our periodic reports. Based on this evaluation, our President and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective at the reasonable assurance level.

(b) Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the most recent fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As of the date of the filing of this report on Form 10-K, our directors and executive officers, their ages and their positions and offices are as follows:

Name	Age	Position
John A. Blumberg	46	Chairman of the Board and Director
Marc J. Warren	42	President and Director
Charles B. Duke	48	Director*
Daniel J. Sullivan	41	Director*
John P. Woodberry	43	Director*
John E. Biallas	44	Chief Financial Officer and Treasurer
Troy J. Bloom	30	Secretary

*	Denotes an Independent Director.

John A. Blumberg, age 46, is Chairman and a director of Dividend Capital Total Realty Trust Inc., and is a manager of the Property Manager. Mr. Blumberg is also a principal of the Advisor, Dividend Capital Group LLC and Black Creek Capital LLC, a Denver based real estate investment firm which he co-founded in 1993. He is also a co-founder of Mexico Retail Properties LLC and has been their Chief Executive Officer since 2003. Mexico Retail Properties LLC, a joint venture between an affiliate of Black Creek Capital LLC and Equity International Properties (a Sam Zell controlled investment company), is a fully integrated retail real estate company that acquires, develops and manages retail properties throughout Mexico. Mr. Blumberg has been active in real estate acquisition, development and redevelopment activities since 1993 and as of December 31, 2005, with Mr. Zucker and Mr. Mulvihill, has overseen directly, or indirectly through affiliated entities, the acquisition, development, redevelopment, financing and sale of real estate projects having combined value of approximately $3.1 billion. Prior to co-founding Black Creek Capital LLC, Mr. Blumberg was president of JJM Investments, which owned over 100 shopping center properties in Texas. During the 12 years prior to joining JJM Investments, Mr. Blumberg served in various positions with Manufacturer’s Hanover Real Estate, Inc., Chemical Bank and Chemical Real Estate, Inc., most recently as President of Chemical Real Estate, Inc. and its predecessor company, Manufacturer’s Hanover Real Estate, Inc. In this capacity Mr. Blumberg oversaw real estate investment banking, merchant banking and loan syndications and was involved in originating over $1 billion worth of participating mortgage and conventional loans during his tenure. Mr. Blumberg holds a Bachelor’s Degree from the University of North Carolina at Chapel Hill.

Marc J. Warren, age 42, is the President and a director of Dividend Capital Total Realty Trust Inc. Mr. Warren is also a Managing Director at Black Creek Capital LLC, a Denver based real estate investment firm, which he joined in December 2005. From March 2000 until December 2005, Mr. Warren was an Executive Director in the Global Commercial Real Estate Group at UBS Investment Bank in New York, where he was a senior banker and was responsible for co-managing the firm’s origination team in its role in making principal real estate commitments such as large loans for securitization and UBS’s balance sheet, floating rate loans for portfolio purposes, mezzanine and forward commitment investments, as well as other opportunistic investments. Properties and portfolios financed included office, retail, industrial, multifamily, hospitality, manufactured housing and other assets. Prior to March 2000, Mr. Warren was a Director in the Principal Transactions Group of Credit Suisse First Boston in New York. At Credit Suisse First Boston, Mr. Warren specialized in debt financings using the firm’s own capital and was also the co-head of client relationships, origination, and underwriting for transactions for Credit Suisse First Boston’s New York office. For the three years prior to this appointment, he was the senior member of a team that was responsible for Credit Suisse First Boston’s significant debt investments in the retail, office, and industrial sectors of the market—these investments involved debt, participating debt, and mezzanine structures as well as forward commitments. Prior to this appointment at Credit Suisse First Boston, Mr. Warren was a Vice President in the Real Estate Products Group where he managed commercial mortgage backed securitizations, bulk sales, IPO and secondary offerings, and real estate mergers and acquisitions assignments for generally institutional clients. Mr. Warren’s background also includes nine years at Heller Financial, Inc., where he was responsible for the sourcing, structuring, negotiation and closing of debt, equity and debt/equity investments on a variety of property types, as well as non-performing loan portfolio bids from distressed sellers such as the RTC and FDC, among others. Mr. Warren graduated in 1985 from the Real Estate and Urban Land Economics program at the University of Wisconsin Madison. He is a member of the International Council of the Urban Land Institute, the Mortgage Bankers Association and the International Council of Shopping Centers.

Charles B. Duke, age 48, is an independent director of Dividend Capital Total Realty Trust Inc. Mr. Duke was founder and has been President and Chief Executive Officer of Legacy Imaging, Inc., a manufacturer of aftermarket printer supplies, since 1996. Mr. Duke has been active in entrepreneurial and general business activities since 1980 and has held several executive and management roles throughout his career, including founder, president and owner of Careyes Corporation, a private bank, registered investment advisor and NASD-member company based in Denver, Colorado, Chief Financial Officer at Particle Measuring Systems based in Boulder, Colorado, and Vice President of Commercial Loans at Colorado National Bank. Mr. Duke also spent four years with Kirkpatrick Pettis, the investment banking subsidiary of Mutual of Omaha, as Vice President of Corporate Finance, involved in primarily mergers and acquisitions, financing and valuation activities. Mr. Duke graduated from Hamilton College in 1980 with a Bachelor’s Degree in Economics and English.

Daniel J. Sullivan, age 41, is an independent director of Dividend Capital Total Realty Trust Inc. Mr. Sullivan has been a graduate student in political theory in the doctoral program at The Catholic University of America in Washington, D.C. since 2003. Prior to that, from 2002 to 2003, Mr. Sullivan was a private consultant and from 1998 to 2002, he was Director of Business Development at Jordan Industries Inc. Mr. Sullivan has seventeen years of international business, consulting, and private equity investment experience, including over four years, from 1987 through 1991, in the real estate industry as an appraiser, property analyst, and investment banker with Manufacturer’s Hanover Real Estate Investment Banking Group in New York. During that time, Mr. Sullivan participated in the structuring and private placement of over $1 billion in long term, fixed rate, multi property mortgage financings for the bank’s corporate clients. Mr. Sullivan holds a Master of Arts in political theory from The Catholic University of America in Washington, D.C. and a Bachelor of Arts in history from Boston College in Chestnut Hill, Massachusetts.

John P. Woodberry, age 43, is an independent director of Dividend Capital Total Realty Trust Inc. and has been active in finance and investing activities since 1991. Mr. Woodberry is currently the President and Co-Chief Investment Officer of Independence Capital Asset Partners, LLC. Previously, from 2001 to 2004, Mr. Woodberry was a senior research analyst at Cobalt Capital, a New York City-based hedge fund. From 1998 to 2001, Mr. Woodberry worked for Minute Man Capital Management and Trident Investment Management, each a New York City-based hedge fund. From 1995 to 1998, Mr. Woodberry worked at Templeton Investments. Mr. Woodberry has an MBA from Harvard Business School and an AB Degree from Stanford University.

John E. Biallas, age 44, is the Chief Financial Officer and Treasurer of Dividend Capital Total Realty Trust Inc. From its inception until January 2006, Mr. Biallas served as President, Secretary and a director of Dividend Capital Total Realty Trust Inc. Mr. Biallas has been active in finance, investment and operational activities in the real estate and technology industries since 1988. Mr. Biallas joined Dividend Capital Group in February 2005, where he currently serves as Vice President of Finance and Operations. From September 2003 until January 2005, Mr. Biallas was engaged in private consulting activities, and from February 2002 until August 2003, he was Senior Financial Officer at Ameriton Properties Incorporated, a multifamily real estate investment subsidiary of Archstone Smith, where he had overall responsibility for Ameriton’s financial operations, including debt financing activities, investor relations, accounting and financial reporting. From 2000 to 2002, Mr. Biallas was a Senior Director in the corporate finance group at Level 3 Communications, a public telecommunications company based in Denver, Colorado. From 1995 to 1999, Mr. Biallas served as Vice President for Security Capital Group, a real estate investment firm, formerly based in Santa Fe, New Mexico, which was acquired by GE Capital in 2003. During his tenure with Security Capital Group, Mr. Biallas was responsible for various investment research, financial operations, strategic planning, capital markets and investment acquisition related activities for its real estate affiliates, which included ProLogis, Archstone Smith, Regency Centers, Homestead Village, Belmont Corp., Security Capital European Realty, and various other real estate investment and operating companies. In addition, from 1988 to 1991, Mr. Biallas was a financial analyst with the real estate investment banking group at Goldman Sachs, located in New York, New York. Mr. Biallas received his Bachelor’s Degree in Computer Engineering Magna Cum Laude from the University of Michigan and his MBA from the Stanford University Graduate School of Business.

Troy J. Bloom, age 30, is the Secretary of Dividend Capital Total Realty Trust Inc. From its inception until January 2006, Mr. Bloom served as the Treasurer and a director of Dividend Capital Total Realty Trust Inc. Mr. Bloom has been active in investment banking, capital raising and structured financings for real estate and other corporate clients since 1999. Mr. Bloom joined Dividend Capital Group in September 2003, where he has been responsible for transaction structuring and capital raising for Dividend Capital Group and its affiliated entities. Prior to joining Dividend Capital Group, from 1999 to 2003, Mr. Bloom held various investment banking positions with Merrill Lynch, most recently as an Associate in the Global Markets & Investment Banking Division, where he participated in structured finance transactions involving real estate and other asset classes. Mr. Bloom holds a Bachelor’s Degree in Finance with honors from Pennsylvania State University.

Messrs. Biallas, Bloom and Warren are employed by the Advisor. Mr. Blumberg is a principal of the Advisor. Our directors and executive officers will serve until their successors are elected and qualified.

Code of Ethics

We are still in the organizational and development stage and have not yet adopted a Code of Ethics. We intend to adopt a Code of Ethics and, once adopted and approved by our board of directors, we will post such Code of Ethics on our website at http://www.dividendcapital.com.

Compensation of Directors

We pay each of the independent directors $7,500 per quarter plus $1,000 for each board or committee meeting attended. In addition, we intend to grant stock based awards to each of our independent directors then in office on the date of each annual stockholder’s meeting, which awards will be granted under the equity incentive plan and subject to the conditions and restrictions thereof. On April 3, 2006, the date on which we satisfied the minimum offering requirements of our initial public offering, each of our non-employee directors, Charles B. Duke, John P. Woodberry and Daniel J. Sullivan, was automatically granted a non-qualified option to purchase 10,000 shares of our common stock, par value $0.01 per share, pursuant to our equity incentive plan. Each such option has a maximum term of ten years and will vest according to the following schedule: 20% of the covered shares on the date of grant, and an additional 20% of such shares on each of the first four anniversaries of the date of grant, subject in each case to the director continuing to serve on the our board as of such vesting date. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending meetings of the board. If a director is also one of our officers, we will not pay additional compensation for services rendered as a director.

Equity Incentive Plan

We have adopted an equity incentive plan, effective January 12, 2006, which we will use to attract and retain qualified independent directors, employees, advisors and consultants providing services to us who are considered essential to our long-range success by offering these individuals an opportunity to participate in our growth through awards in the form of, or based on, our common stock. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for a detailed description of our equity incentive plan.

ITEM 11.	EXECUTIVE COMPENSATION

Because our Advisory Agreement provides that our Advisor will assume principal responsibility for managing our affairs, our officers, in their capacities as such, do not receive compensation directly from us. However, in their capacities as officers or employees of our Advisor or its affiliates, they will devote such portion of their time to our affairs as is required for the performance of the duties of our Advisor under the Advisory Agreement. Our Advisor has informed us that, because the services performed by its officers or employees in their capacities as such are not performed exclusively for us, it cannot segregate and identify that portion of the compensation awarded to, earned by or paid to our executive officers by the Advisor that relates solely to their services to us, other than any compensation paid to them in the form of equity interests in us.

We have not yet paid any compensation to our executive officers or the Advisor. See “Item 13. Certain Relationships and Related Transactions” and Note 4 to our Financial Statements for a summary of the fees and expenses we expect to pay to the Advisor and other affiliates.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Montecito Investments, LLC, an affiliate of the Advisor, currently owns 200 shares of our common stock. The Advisor and the parent of the Advisor have also contributed $201,000 to the Operating Partnership in exchange for OP Units and are currently its sole limited partners. For so long as the Advisor serves as our advisor, neither the Advisor nor the parent of the Advisor may sell these OP Units.

Shares of Our Common Stock and OP Units

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Montecito Investments, LLC(2)	200 Shares	*
Dividend Capital Total Advisors LLC(3)	20,000 OP Units(4)	3	%(4)
Dividend Capital Total Advisors Group LLC(3)	100 Special Units(5)	*
John A. Blumberg(3) (Chairman and Director)	20,000 OP Units(4)	3	%(4)
Marc J. Warren (President and Director)	—	*
Charles B. Duke (Independent Director)	2,000(6)	*
Daniel J. Sullivan (Independent Director)	2,000(6)	*
John P. Woodberry (Independent Director)	2,000(6)	*
John E. Biallas (Chief Financial Officer and Treasurer)	—	*
Troy J. Bloom (Secretary)	—	*
Beneficial ownership of common stock by all directors and executive officers as a group (7 persons)(3)	—	—

*	Less than 1%.
(1)	Except as otherwise indicated below, each beneficial owner has the sole power to vote and dispose of all common stock held by that beneficial owner. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. Common stock issuable pursuant to options, to the extent such options are exercisable within 60 days, are treated as beneficially owned and outstanding for the purpose of computing the percentage ownership of the person holding the option, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Montecito Investments, LLC is presently directly or indirectly controlled by Evan H. Zucker.
(3)	The Advisor and the parent of the Advisor are presently each directly or indirectly controlled by one or more of the following and/or their affiliates: John A. Blumberg, Thomas I. Florence, James R. Mulvihill, Thomas G. Wattles and Evan H. Zucker. With respect to Mr. Blumberg, consists solely of 20,000 OP Units held by the Advisor. Mr. Blumberg disclaims beneficial ownership of the OP Units held by the Advisor except to the extent of his pecuniary interest therein.

(4)	Represents OP Units that are redeemable for shares of our common stock under certain circumstances. No OP Units have been redeemed for shares of our common stock as of April 20, 2006. For purposes of the percentages on this table, we have assumed full redemption of OP Units for shares of our common stock.
(5)	Represents Special Units that are entitled to distributions from the Operating Partnership under certain circumstances.
(6)	On April 3, 2006, pursuant to the terms of our equity incentive plan, each of our nonemployee directors, Charles B. Duke, John P. Woodberry and Daniel J. Sullivan, was automatically granted a non-qualified option to purchase 10,000 shares of our common stock. Each such option has a maximum term of ten years and will vest according to the following schedule: 20% of the covered shares on the date of grant, and an additional 20% of such shares on each of the first four anniversaries of the date of grant, subject in each case to the director continuing to serve on our board as of such vesting date.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Advisory Agreement

The Advisor is an affiliate of ours. We rely on the Advisor to manage our day-to-day activities and to implement our investment strategy. We, the Operating Partnership and the Advisor are party to an advisory agreement, dated January 9, 2006, as amended, or the “Advisory Agreement.” The Advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary.

Under the terms of the Advisory Agreement, the Advisor will use its best efforts, subject to the oversight, review and approval of the board of directors, to perform the following:

•	Participate in formulating an investment strategy and asset allocation framework consistent with achieving our investment objectives;

•	Research, identify, review and recommend to our board of directors for approval real property and real estate related securities acquisitions and dispositions consistent with our investment policies and objectives;

•	Structure the terms and conditions of transactions pursuant to which acquisitions and dispositions of real properties and securities will be made;

•	Actively oversee and manage our real property and securities investment portfolios for purposes of meeting our investment objectives;

•	Manage our day-to-day affairs, including financial accounting and reporting, investor relations, marketing, informational systems and other administrative services on our behalf;

•	Select joint venture partners and product specialists, structure corresponding agreements and oversee and monitor these relationships;

•	Arrange for financing and refinancing of our assets; and

•	Recommend various Liquidity Events to our board of directors when appropriate.

The term of the Advisory Agreement is one year, subject to renewals upon mutual consent of the parties for an unlimited number of successive one-year periods. The independent directors will evaluate the performance of the Advisor before renewing the Advisory Agreement. The Advisory Agreement may be terminated:

•	Immediately by us for “cause,” (as defined in the Advisory Agreement) or upon the bankruptcy of the Advisor, or upon a material breach of the Advisory Agreement by the Advisor;

•	Without cause by a majority of our independent directors upon 60 days’ written notice; or

•	With “good reason” (as defined in the Advisory Agreement) by the Advisor upon 60 days’ written notice.

In the event of the termination of the Advisory Agreement, the Advisor will cooperate with us and take all reasonable steps requested to assist the board of directors in making an orderly transition of the advisory function. Before selecting a successor advisor, the board of directors must determine that any successor advisor possesses sufficient qualifications to perform the advisory function and to justify the compensation it would receive from us.

Compensation to the Advisor and Affiliates

The Advisor and other affiliates will receive compensation and fees for services related to our initial public offering and for the investment and management of our assets, subject to review and approval of our independent directors. These include sales commissions, dealer manager fees, DRIP servicing fees, acquisition fees, asset management fees, property management fees, real estate commissions and potential other fees. In addition, Dividend Capital Total Advisors Group LLC, the parent of the Advisor, has been issued and owns partnership units in the Operating Partnership constituting a separate series of partnership interests with special distribution rights, which we refer to as the “Special Units.” See Note 4—Related Party Transactions, and Note 5—Special Units within the Consolidated Financial Statements for a detailed discussion of each of these fees, commissions and other forms of compensation.

Dealer Manager Agreement

We have entered into a dealer manager agreement dated January 3, 2006, or the “Dealer Manager Agreement,” with Dividend Capital Securities LLC, or the “Dealer Manager,” in connection with our initial public offering. The Dealer Manager is an affiliate of ours and a member firm of the NASD. The Dealer Manager was organized in December 2001 for the purpose of participating in and facilitating the distribution of securities of Dividend Capital affiliated entities. Under the Dealer Manager Agreement, the Dealer Manager provides certain sales, promotional and marketing services to us in connection with the distribution of the shares of common stock offered pursuant to our prospectus. We pay the Dealer Manager a sales commission of up to 6.0% of the gross proceeds from the sale of shares of our common stock sold in the primary offering and a dealer manager fee of up to 2.5% of the gross proceeds from the sale of shares of our common stock sold in the primary offering. In lieu of the sales commission and the dealer manager fee, the Dealer Manager receives a servicing fee of up to 1.0% of the primary offering price for shares of our common stock issued pursuant to our distribution reinvestment plan.

Property Management Agreement

We have entered into a property management agreement dated January 9, 2006, or the “Property Management Agreement,” with the Property Manager. We anticipate that the Property Manager may perform certain property management services for us and the Operating Partnership. The Property Manager is an affiliate of the Advisor and was organized in April 2002 to lease and manage real properties acquired by Dividend Capital affiliated entities or other third parties. We will pay the Property Manager a property management fee equal to a market based percentage of the annual gross revenues of each of our real properties managed by the Property Manager. The actual percentage will be variable and is dependent upon geographic location and product type (such as office, industrial, retail, multi family and other property types). In addition, we may pay the Property Manager a separate fee for the one-time initial lease-up of newly constructed real properties it manages for us in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar real properties as determined by a survey of brokers and agents in such area. In the event that the Property Manager assists a tenant with tenant improvements, a separate fee may be charged to the tenant and paid by the tenant. This fee will not exceed 5% of the cost of the tenant improvements. The Property Manager will only provide these services if the provision of the services does not cause any of our income from the applicable real property to be treated as other than rents from real property for purposes of the applicable REIT requirements.

Conflicts of Interest

The Advisor and certain of our other affiliates will experience conflicts of interest in connection with the management of our business affairs, including the following:

•	The directors, officers and other employees of the Advisor must allocate their time between advising us and managing other real estate projects and business activities in which they may be involved;

•	The compensation payable by us to the Advisor and other affiliates may not be on terms that would result from arm’s length negotiations between unaffiliated parties and is payable, in most cases, whether or not our stockholders receive distributions;

•	We cannot guarantee that the terms of any joint venture entered into with affiliated entities proposed by the Advisor will be equally beneficial to us as those that would result from arm’s length negotiations between unaffiliated parties;

•	We may compete with certain affiliates for investments, subjecting the Advisor and its affiliates to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending acquisitions on our behalf;

•	Regardless of the quality of the assets acquired, the services provided to us or whether we make distributions to our stockholders, the Advisor and its affiliates will receive certain fees in connection with transactions involving the purchase, management and sale of our real properties; and

•	The Property Manager and the Dealer Manager are affiliates of ours. As a result, (i) we may not always have the benefit of independent property management, (ii) we do not have the benefit of an independent dealer manager and (iii) you do not have the benefit of an independent third party review of this offering to the same extent as if we and the Dealer Manager were unaffiliated.

Conflict Resolution Procedures

We are subject to potential conflicts of interest arising out of our relationship with the Advisor and its affiliates. These conflicts may relate to compensation arrangements, the allocation of investment opportunities, the terms and conditions on which various transactions might be entered into by us and the Advisor or its affiliates and other situations in which our interests may differ from those of the Advisor or its affiliates.

Our independent directors, acting as a group, will resolve potential conflicts of interest whenever they determine that the exercise of independent judgment by the board of directors or the Advisor or its affiliates could reasonably be compromised. However, the independent directors may not take any action which, under Maryland law, must be taken by the entire board or which is otherwise not within their authority. The independent directors, as a group, are authorized to retain their own legal and financial advisors. Those conflict of interest matters that cannot be delegated to the independent directors, as a group, under Maryland law must be acted upon by both the board of directors and the independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

During the year ended December 31, 2005, we engaged KPMG LLP to provide us with audit services. Services provided included the examination of annual financial statements, review of unaudited quarterly financial information, review and consultation regarding filings with the Securities and Exchange Commission, assistance with management’s evaluation of internal accounting controls and consultation on financial accounting and reporting matters.

Total fees for the period from our inception on April 11, 2005 to December 31, 2005 were $114,639 and all fees were determined to be Audit Fees. Audit Fees are fees incurred for the audits of the consolidated financial statements, consultation on audit related matters and required review of SEC filings. This category also includes review of, and consents for, filings with the SEC related to our initial public offering.

The audit committee of our board of directors has considered all services provided by the independent registered public accounting firm to us and concluded this involvement is compatible with maintaining the auditors’ independence.

The audit committee of our board of directors is responsible for appointing our independent registered public accounting firm and approving the terms of the independent registered public accounting firm’s services. All engagements for services in 2005 were pre-approved by the audit committee of our board of directors.

The audit committee of our board of directors intends to develop a policy for the pre-approval of all audit and permissible non-audit services to be provided by the independent registered public accounting firm. This policy would be subject to certain guidelines and pre-approved services that, in the judgment of management and the auditor, would not violate the auditor’s independence. At the end of each quarter, or at any time cumulative fees not previously reported to the audit committee of our board of directors exceed $500,000, management intends to create a schedule of the services performed which would then be subject to review and approval by the audit committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules.

Reference is made to the “Index to Consolidated Financial Statements” on page F-1 of this report and the Consolidated Financial Statements included herein, beginning on page F-2.

All other financial statement schedules are not required under the related instructions, or they have been omitted either because they are not significant, the required information has been disclosed in the consolidated and combined financial statements and the notes related thereto.

(b)	Exhibits

The following exhibits are filed as part of this annual report on Form 10-K:

EXHIBIT NUMBER	DESCRIPTION
1.1	Dealer Manager Agreement.†

3.1	Dividend Capital Total Realty Trust Inc. Amended and Restated Charter.*

3.2	Dividend Capital Total Realty Trust Inc. Bylaws.†

4.2	Amended and Restated Distribution Reinvestment Plan.*

10.1	Escrow Agreement.†

10.2	Third Amended and Restated Advisory Agreement between Dividend Capital Total Realty Trust Inc. and Dividend Capital Total Advisors LLC.*

10.3	Property Management Agreement between Dividend Capital Total Realty Trust Inc. and Dividend Capital Property Management LLC.†

10.4	Form of Indemnification Agreement between Dividend Capital Total Realty Trust Inc. and the officers and directors of Dividend Capital Total Realty Trust Inc.†

10.5	Third Amended and Restated Operating Partnership Agreement of Dividend Capital Total Realty Operating Partnership LP.*

10.6	Dividend Capital Total Realty Trust Inc. Equity Incentive Plan.†

10.7	Form of Director Option Agreement.††

21.0	Subsidiary of the Company.†

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

†	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-1225338), as amended. Such Registration Statement was originally filed with the Securities and Exchange Commission on May 27, 2005.
††	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 7, 2006.
*	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Dividend Capital Total Realty Trust Inc.:

We have audited the accompanying consolidated balance sheets of Dividend Capital Total Realty Trust Inc. and subsidiary (a development stage enterprise) as of December 31, 2005 and May 4, 2005, and the related statements of operations, stockholders’ equity, and cash flows for the period from April 11, 2005 (inception) to December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dividend Capital Total Realty Trust Inc. and subsidiary (a development stage enterprise) as of December 31, 2005 and May 4, 2005, and the results of their operations and their cash flows for the period from April 11, 2005 (inception) to December 31, 2005 in conformity with U.S. generally accepted accounting principles.

KPMG LLP

April 19, 2006

DIVIDEND CAPITAL TOTAL REALTY TRUST INC. AND SUBSIDIARY

(A MARYLAND CORPORATION IN THE DEVELOPMENT STAGE)

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	May 4, 2005
ASSETS
Cash and cash equivalents	$2,436	203,000
Account receivable, related party—organizational and offering costs	200,629	—

TOTAL ASSETS	$203,065	203,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total Liabilities	$—	—
Minority Interest	201,064	201,000
Stockholders’ Equity:
Preferred stock, $0.01 par value. 200,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value. 1,000,000,000 shares authorized, 200 shares issued and outstanding	2	2
Additional paid in capital	1,998	1,998
Retained earnings	1	—

Total Stockholders’ Equity	2,001	2,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$203,065	203,000

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC. AND SUBSIDIARY

(A MARYLAND CORPORATION IN THE DEVELOPMENT STAGE)

CONSOLIDATED STATEMENT OF OPERATIONS

For the period from April 11, 2005 (Inception) through December 31, 2005
Interest income	$65

Net income before minority interest	65
Minority interest	(64)

NET INCOME	$1

NET INCOME PER COMMON SHARE
Basic and Diluted	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and Diluted
200

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC. AND SUBSIDIARY

(A MARYLAND CORPORATION IN THE DEVELOPMENT STAGE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from April 11, 2005 (Inception) through December 31, 2005

	Common Shares		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances, April 11, 2005 (Inception)	—	$—	—	—	—
Issuance of shares of common stock to affiliate	200	2	1,998	—	2,000
Net Income	—	—	—	1	1

Balances, December 31, 2005	200	$2	1,998	1	2,001

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALITY TRUST INC. AND SUBSIDIARY

(A MARYLAND CORPORATION IN THE DEVELOPMENT STAGE)

CONSOLIDATED STATEMENT OF CASH FLOWS

For the period from April 11, 2005 (Inception) through December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	64

Net cash provided by operating activities	65

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in accounts receivable, related party—organizational and offering costs	(200,629)
Proceeds from issuance of common shares	2,000
Proceeds from issuance of Partnership Units	200,000
Proceeds from issuance of Special Units	1,000

Net cash provided by financing activities	2,371

NET INCREASE IN CASH AND EQUIVALENTS	2,436
CASH AND CASH EQUIVALENTS, at beginning of period	—

CASH AND CASH EQUIVALENTS, at end of period	$2,436

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

1.	ORGANIZATION

Dividend Capital Total Realty Trust Inc. (the “Company”) is a newly organized Maryland corporation formed on April 11, 2005 to invest in a diverse portfolio of real properties and real estate related securities. The Company’s targeted investments include direct investments in real properties, consisting of high-quality office, industrial, retail, multifamily and other properties, primarily located in North America, and investments in real estate related securities including securities issued by other real estate companies, mortgage loans secured by real estate and other securities. As of the date of these consolidated financial statements, the Company has neither purchased nor contracted to purchase any properties or securities, nor have any properties or securities been identified in which there is a reasonable probability that the Company will acquire.

The Company intends to operate in a manner that will allow it to qualify as a real estate investment trust, or “REIT,” for federal income tax purposes commencing with its taxable year ending December 31, 2006. The Company utilizes an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of its properties and securities through an operating partnership, Dividend Capital Total Realty Operating Partnership LP, (the “Operating Partnership”).

On April 25, 2005, the Company sold 200 shares of common stock to an affiliate of Dividend Capital Total Advisors LLC (the “Advisor”) at a price of $10 per share. The Company subsequently contributed $2,000 to the Operating Partnership and is the sole general partner.

On May 4, 2005, the Operating Partnership issued 20,000 Operating Partnership Units (“OP Units”) to the Advisor in exchange for $200,000 representing an approximate 99% limited partnership interest. On May 4, 2005, the Operating Partnership issued 100 Special Units (Note 5) to Dividend Capital Total Advisors Group LLC, the parent of the Advisor, in exchange for $1,000. The holders of OP Units have the right to convert their OP Units into cash or, at the option of the Company, into an equal number of shares of common stock of the Company, or a combination of both, as allowed by the Operating Partnership Agreement. The remaining rights of the holders of OP Units are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the Operating Partnership’s assets.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Due to the Company’s control of the Operating Partnership through its sole general partnership interest and the limited rights of the limited partners, the Operating Partnership is consolidated with the Company and the limited partner interest is reflected as a minority interest in the accompanying consolidated balance sheet. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments purchased with original maturities of three months or less.

Organizational and Offering Costs

Organizational and offering costs primarily include the selling commissions and dealer manager fees paid to related parties in connection with the Company’s Offering (see Note 3 and Note 4), as well as filing fees, legal, accounting, marketing, printing, escrow and other costs associated with the Company’s formation and Offering.

In accordance with the advisory agreement between the Company and the Advisor, substantially all of the costs paid in advance by the Advisor are subject to reimbursement by the Company (in a cumulative amount of up to 1.5% of the aggregate gross offering proceeds) as proceeds are received from the Offering. As of December 31, 2005, the Advisor had incurred $2,147,617 in reimbursable organizational and offering costs, of which $200,629 is reflected in the accompanying consolidated financial statements as “Accounts receivable, related party” (see Note 4). The remaining $1,946,988 has been incurred by the Advisor but is not reflected in the accompanying consolidated financial statements of the Company.

Offering costs incurred in connection with the issuance of equity securities are deducted from stockholder’s equity, and organizational costs associated with the formation of the Company are expensed as incurred.

Income Taxes

The Company expects to qualify as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax on net income that it distributes to its stockholders. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revision are reflected in the period they are determined to be necessary.

3.	INITIAL PUBLIC OFFERING

On May 27, 2005, the Company filed a registration statement with the Securities and Exchange Commission on Form S-11 in connection with a public offering of its common stock. The registration statement was subsequently declared effective on January 27, 2006. Pursuant to this registration statement, the Company is offering for sale up to $2,000,000,000 in shares of common stock, 75% of which is being offered to investors at a price of $10.00 per share, and 25% of which is being offered to participants in the Company’s distribution reinvestment plan at a price of $9.50 per share (the “Offering”). The Company has the right to reallocate the shares of common stock offered between the Company’s primary offering and the Company’s distribution reinvestment plan. Dividend Capital Securities LLC (the “Dealer Manager”) is providing dealer manager services in connection with the Offering. The Offering is a best efforts offering, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in the offering but will use its best efforts to sell the shares of common stock. The Offering is also a continuous offering that will end no later than two years from the date of the prospectus, unless it is extended in states that permit such an extension. However, in certain states the offering may continue for just one year unless the offering period is renewed for up to one additional year.

4.	RELATED PARTY TRANSACTIONS

Various affiliates of the Company are involved in the Offering and in the Company’s operations. The Company relies on the Advisor to manage the Company’s day-to-day activities and to implement the Company’s investment strategy. The Dealer Manager provides dealer manager services.

Dividend Capital Property Management LLC (the “Property Manager”) may perform certain property management services on behalf of the Company and the Operating Partnership. The Advisor, the Dealer Manager and the Property Manager are affiliated parties that will receive compensation and fees for services relating to the offering and for the investment and management of the Company’s assets. These fees, which are discussed in detail in the “The Advisor and the Advisory Agreement—Management Compensation” section of the prospectus are summarized below:

(i)	Sales commission payable to the Dealer Manager (all or a portion of which is expected to be re-allowed to participating broker dealers) of up to 6.0% of the gross offering proceeds;

(ii)	Dealer manager fee payable to the Dealer Manager of up to 2.5% of the gross offering proceeds;

(iii)	Servicing fee payable to the Dealer Manager (all or a portion of which is expected to be re-allowed to participating broker dealers) of up to 1.0% of the primary offering price for the shares issued pursuant to the Company’s distribution reinvestment plan;

(iv)	Reimbursement to the Advisor or its affiliates for the Company’s cumulative organization and offering expenses of up to 1.5% of aggregate gross offering proceeds;

(v)	Acquisition fees payable to the Advisor in connection with each real property investment acquired on the Company’s behalf which will vary depending on whether the asset acquired is in the operational, development or construction stage. For each real property acquired in the operational stage, the acquisition fee will be an amount equal to up to 2.0% of the purchase price of the property, until such time as the Company has invested an aggregate amount of $500,000,000 in properties acquired in the operational stage, at which time the acquisition fee will be reduced to up to 1.0% for properties acquired thereafter. For each real property acquired prior to or during the development or construction stage, the acquisition fee will be an amount equal to up to 4.0% of the total project cost;

(vi)	Asset management fees payable to the Advisor in connection with the active oversight and investment management of the portfolio of real property and real estate related securities assets owned by the Company. For real property assets, the asset management fee will consist of three components: (i) a monthly fee equal to one-twelfth of 0.5% of the aggregate cost (before non-cash reserves and depreciation) of all real property assets under management, (ii) a monthly fee equal to 8.0% of the aggregate monthly net operating income derived from all real property assets under management and (iii) a fee of 1.0% of the sales price of individual real property assets upon disposition. For real estate related securities assets, the asset management fee will consist of a monthly fee equal to one-twelfth of 1.0% of the value of the real estate related securities assets under management;

(vii)	Property management fees payable to the Property Manager in connection with the management of certain real property assets owned by the Company. This fee will be a market based percentage of the gross revenue of individual properties managed by the Property Manager. Such fee is expected to range from 2% to 5% of gross revenues. However, the actual percentage is variable and will depend on factors such as geographic location and property type (i.e. office, industrial, retail, multifamily and other property types);

(viii)	Market based lease-up fees payable to the Property Manager for leasing services for newly constructed real properties. Such fee is expected to range from 2% to 8% of gross revenues. However, the actual percentage is variable and will depend on factors such as geographic location and property type (i.e. office, industrial, retail, multifamily and other property types); and

(ix)	Real estate commissions payable to the Advisor or its affiliates of up to 50% of the total brokerage commission paid in connection with brokerage and related services provided upon the sale of real property assets owned by the Company, provided that such amount shall not exceed 1% of the contract price of the property sold.

On April 25, 2005, the Company sold 200 shares of common stock to an affiliate of Dividend Capital Total Advisors LLC (the “Advisor”) at a price of $10 per share. The Company subsequently contributed $2,000 to the Operating Partnership and is the sole general partner.

As of December 31, 2005, the Company had recorded $200,629 as amounts due from the Advisor for offering costs in the form of Securities and Exchange Commission initial filing fees and entity formation fees paid by the Company on behalf of the Advisor. As of December 31, 2005, there had been no gross offering proceeds and as a result, the Advisor is obligated to reimburse the Company for all these costs until such time gross offering proceeds have been received.

5.	SPECIAL UNITS

Dividend Capital Total Advisors Group LLC, which is the parent of the Advisor, is the holder of the Special Units. As such, Dividend Capital Total Advisors Group LLC may be entitled to receive certain cash distributions so long as the Special Units remain outstanding as well as a potential one-time payment, in the form of a promissory note, upon the redemption of the Special Units.

So long as the Special Units remain outstanding, the holder of the Special Units will receive 15.0% of the net sales proceeds received by the Operating Partnership on dispositions of its assets and dispositions of real property held by joint ventures or partnerships in which the Operating Partnership owns an interest after the other holders of OP Units, including the Company, have received, in the aggregate, cumulative distributions from operating income, sales proceeds or other sources equal to our capital contributions plus a 6.5% cumulative non-compounded annual pre-tax return on the Company’s net contributions.

In addition, the Special Units will be redeemed by the Operating Partnership, resulting in a one-time payment, in the form of a promissory note, to the holder of the Special Units, upon the earliest to occur of the following events:

(i)	The listing of the Company’s common stock on a national or other securities exchange or The Nasdaq National Market or the receipt by our stockholders of securities that are listed on a national securities exchange or the Nasdaq National Market in exchange for our common stock (“Listing Liquidity Event”); or

(ii)	The termination or non-renewal of the Advisory Agreement (“Advisory Agreement Termination Event”), (a) for “cause,” as defined in the Advisory Agreement, (b) in connection with a merger, sale of assets or transaction involving the Company pursuant to which a majority of the Company’s directors then in office are replaced or removed, (c) by the Advisor for “good reason,” as defined in the Advisory Agreement, or (d) by the Company or the Operating Partnership other than for “cause.”

Upon a Listing Liquidity Event, the one-time cash payment to the holder of the Special Units will be the amount that would have been distributed with respect to the Special Units as described above if the Operating Partnership had distributed to the holders of OP Units upon liquidation an amount equal to the market value of the listed shares based upon the average closing price or, if the average closing price is not available, the average of bid and asked prices, for the 30 day period beginning 150 days after such Listing Liquidity Event. Upon an Advisory Agreement Termination Event (other than for “cause,” as defined in the Advisory Agreement), the one-time payment to the holder of the Special Units will be the amount that would have been distributed with respect to the Special Units as described above if the Operating Partnership sold all of its assets for their then fair market values (as determined by appraisal, except for cash and those assets which can be readily marked to market), paid all of its liabilities and distributed any remaining amount to the holders of OP Units in liquidation of the Operating Partnership. Upon an Advisory Agreement Termination Event for “cause,” as defined in the Advisory Agreement, the one-time cash payment to the holder of the Special Units will be $1.

Upon a Listing Liquidity Event or an Advisory Agreement Termination Event (other than for “cause”), the one time payment to the holder of the Special Units will be made in the form of a non-interest bearing promissory note that will be repaid using the entire net proceeds from each sale of the Operating Partnership’s assets in connection with or following the occurrence of the particular event. Payments may not be made under a promissory note issued in connection with an Advisory Agreement Termination Event until either (a) the closing of asset sales that result in aggregate, cumulative distributions to the holders of the OP Units, including the

Company, in an amount equal to their capital contributions plus a 6.5% cumulative non-compounded annual pre-tax return on such net contributions or (b) a Listing Liquidity Event (each a “Subsequent Liquidity Event”). In addition, the amount of the promissory note issued in connection with an Advisory Agreement Termination Event will be subject to reduction as of the date of the Subsequent Liquidity Event by an amount that will ensure that, in connection with the Subsequent Liquidity Event, the holder of the promissory note does not receive in excess of 15% of the distributions that are made or are deemed to be made after holders of the OP Units, including the Company, have received or are deemed to have received aggregate, cumulative distributions equal to their capital contributions plus a 6.5% cumulative non-compounded annual pre-tax return on such net contributions.

Except as described above, the holder of the Special Units shall not be entitled to receive any redemption or other payment from the Company or the Operating Partnership including any participation in the quarterly distributions that the Company makes to its stockholders. In addition, it is possible that certain of the Company’s stockholders would receive more or less than the 6.5% cumulative non-compounded annual pre-tax return on net contributions described above prior to the commencement of distributions to the holder of the Special Units or the redemption of the Special Units.

6.	MINORITY INTEREST

Minority interest consists of the following as of December 31, 2005:

Operating Partnership Units (“OP Units”)	$200,064
Operating Partnership Special Units	1,000

Total	$201,064

Operating Partnership Units (“OP Units”)

On May 4, 2005, the Operating Partnership issued 20,000 OP Units to the Advisor in exchange for $200,000 representing an approximate 99% limited partnership interest.

As of December 31, 2005, the Operating Partnership was approximately 99% owned by the Advisor and the parent of the Advisor, and 1% owned by the Company. OP Units are redeemable at the option of the unit holder. The Operating Partnership has the option of redeeming the OP Units with cash or with shares of common stock, or a combination of both.

Operating Partnership Special Units

On May 4, 2005, the Operating Partnership issued 100 Special Units (Note 5) to the parent of the Advisor for consideration of $1,000. The holder of the Special Units does not participate in the profits and losses of the Operating Partnership. Amounts distributable to the holder of the Special Units will depend on operations and the amount of net sales proceeds received from property dispositions or upon other events. In general, after holders of OP Units, in aggregate, have received cumulative distributions equal to their capital contributions plus a 6.5% cumulative, non-compounded annual pre-tax return on their net contributions, the holder of the Special Units and the holders of OP Units will receive 15% and 85%, respectively, of the net sales proceeds received by the Operating Partnership upon the disposition of the Operating Partnership’s assets.

7.	SUBSEQUENT EVENTS

On April 3, 2006, the Company announced that it had raised equity capital proceeds sufficient to satisfy the minimum offering requirements of its initial public offering, and had commenced formal business operations. Additionally, the Company’s board of directors declared a second quarter 2006 cash dividend of $0.1375 per share of common stock. The second quarter 2006 dividend will be payable to stockholders of record as of the close of business on each day during the period from April 3, 2006 through and including June 30, 2006, prorated for the period of ownership.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 25, 2006.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

By:	/s/ MARC J. WARREN
Name:	Marc J. Warren
Title:	President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities indicated and on April 25, 2006.

Signature	Title

/s/ JOHN A. BLUMBERG John A. Blumberg	Chairman of the Board and Director

/s/ MARC J. WARREN Marc J. Warren	President and Director (principal executive officer)

/s/ CHARLES B. DUKE Charles B. Duke	Director

/s/ DANIEL J. SULLIVAN Daniel J. Sullivan	Director

/s/ JOHN P. WOODBERRY John P. Woodberry	Director

/s/ JOHN E. BIALLAS John E. Biallas	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)