Form 10-Q
period 2006-03-31
Dividend Capital Total Realty Trust Inc.
filed 2006-05-12
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                     .

Commission File No. 333-125338

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

(Exact name of registrant as specified in its charter)

Maryland	30-0309068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

518 Seventeenth Street, 17th Floor Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 228-2200

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                        Accelerated filer  ☐                        Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒

As of May 10, 2006, 1,887,003 shares of common stock of Dividend Capital Total Realty Trust Inc., par value $0.01 per share, were outstanding.

Dividend Capital Total Realty Trust Inc. and Subsidiary

Index to Form 10-Q

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:	1
	Consolidated Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005	1
	Consolidated Statements of Operations for the three months ended March 31, 2006 and for the period from April 11, 2005 (Inception) through March 31, 2006 (unaudited)	2
	Consolidated Statements of Stockholders’ Equity for the period from April 11, 2005 (Inception) through March 31, 2006 and for the three months ended March 31, 2006 (unaudited)	3
	Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and for the period from April 11, 2005 (Inception) through March 31, 2006 (unaudited)	4
	Notes to Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	14
Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 1A	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits	17

SIGNATURES		18

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DIVIDEND CAPITAL TOTAL REALTY TRUST INC. AND SUBSIDIARY

(A MARYLAND CORPORATION IN THE DEVELOPMENT STAGE)

CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,312	$2,436
Restricted cash	1,477,489	—
Subscriptions receivable	75,000	—
Account receivable, related party—organizational and offering costs	200,629	200,629

Total Assets	$1,755,430	$203,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses (including $28,075 due to affiliates)	$62,844	$—
Subscriptions for common shares	1,552,489	—

Total Liabilities	1,615,333	—

Minority Interest	138,720	201,064

Stockholders’ Equity:

Preferred shares, $0.01 par value. 200,000,000 shares authorized none outstanding	—	—
Common shares, $0.01 par value. 1,000,000,000 shares authorized, 200 shares issued and outstanding, as of March 31, 2006 and December 31, 2005	2	2
Additional paid-in-capital	1,998	1,998
Retained earnings (deficit)	(623)	1

Total Stockholders’ Equity	1,377	2,001

Total Liabilities and Stockholders’ Equity	$1,755,430	$203,605

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC. AND SUBSIDIARY

(A MARYLAND CORPORATION IN THE DEVELOPMENT STAGE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ending March 31, 2006	For the period from April 11, 2005 (Inception) through March 31, 2006
REVENUE:
Interest income	$5	$70

EXPENSES:
General and administrative expense	62,973	62,973

Total Expenses	62,973	62,973

Net Loss Before Minority Interest	(62,968)	(62,903)

Minority Interest	62,344	62,280

NET LOSS	$(624)	$(623)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	200	200

NET LOSS PER COMMON SHARE
Basic and diluted	$(3.12)	$(3.12)

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC. AND SUBSIDIARY

(A MARYLAND CORPORATION IN THE DEVELOPMENT STAGE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period from April 11, 2005 (Inception) through March 31, 2006 and for the three months ended March 31, 2006

(Unaudited)

	Common Shares		Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances, April 11, 2005 (Inception)	—	$—	$—	$—	$—
Issuance of shares of common stock to affiliate	200	2	1,998	—	2,000
Net Income	—	—	—	1	1

Balances, December 31, 2005	200	$2	$1,998	$1	$2,001

Net Loss	—	—	—	(624)	(624)

Balances, March 31, 2006	200	$2	$1,998	$(623)	$1,377

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALITY TRUST INC. AND SUBSIDIARY

(A MARYLAND CORPORATION IN THE DEVELOPMENT STAGE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ending March 31, 2006	For the period from April 11, 2005 (Inception) through March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(624)	$(623)
Minority interest share in net loss	(62,344)	(62,280)
Adjustments to reconcile net loss to cash used in operating activities:
Increase in accounts payable and accrued expenses	62,844	62,844

Net cash used in operating activities	(124)	(59)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	(1,477,489)	(1,477,489)
Increase in subscriptions receivable	(75,000)	(75,000)
Increase in accounts receivable, related party—organizational and offering costs	—	(200,629)
Proceeds from subscriptions for common shares	1,552,489	1,552,489
Proceeds from issuance of common shares-related party	—	2,000
Proceeds from issuance of Partnership Units	—	200,000
Proceeds from issuance of Special Units	—	1,000

Net cash provided by financing activities	—	2,371

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(124)	2,312
CASH AND CASH EQUIVALENTS, at beginning of period	2,436	—

CASH AND CASH EQUIVALENTS, at end of period	$2,312	$2,312

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION

Dividend Capital Total Realty Trust Inc. (the “Company”) is a newly organized Maryland corporation formed on April 11, 2005 to invest in a diverse portfolio of real properties and real estate related securities. The Company’s targeted investments include direct investments in real properties, consisting of high-quality office, industrial, retail, multifamily and other properties, primarily located in North America, and investments in real estate related securities including securities issued by other real estate companies, mortgage loans secured by real estate and other securities. As of the date of these consolidated financial statements, the Company had neither purchased nor contracted to purchase any properties or securities, nor had any properties or securities been identified for which there was a reasonable probability that the Company would acquire.

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

On May 4, 2005, the Operating Partnership issued 20,000 Operating Partnership Units (“OP Units”) to the Advisor in exchange for $200,000 representing an approximate 99% limited partnership interest. On May 4, 2005, the Operating Partnership issued 100 Special Units (see Note 5) to Dividend Capital Total Advisors Group LLC, the parent of the Advisor, in exchange for $1,000. The holders of OP Units have the right to convert their OP Units into cash or, at the option of the Company, into an equal number of shares of common stock of the Company, or a combination of both, as allowed by the Operating Partnership Agreement. The remaining rights of the holders of OP Units are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the Operating Partnership’s assets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our audited consolidated financial statements as of December 31, 2005, and related notes thereto as filed on Form 10-K on April 25, 2006.

Principles of Consolidation

Due to the Company’s control of the Operating Partnership through its sole general partnership interest and the limited rights of the limited partners, the Operating Partnership is consolidated with the Company and the limited partner interest is reflected as a minority interest in the accompanying consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated in consolidation.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments purchased with original maturities of three months or less.

Restricted Cash

On May 27, 2005, the Company filed a registration statement with the Securities and Exchange Commission (the “Commission”) on Form S-11 in connection with a public offering of its common stock. The registration statement was subsequently declared effective on January 27, 2006 (see Note 3). Until the Company met its minimum offering requirement of receiving subscriptions for at least $2,000,000 from 100 independent subscribers, offering proceeds were required to be held in escrow with the Company’s transfer agent. The proceeds received from the sale of subscriptions as of March 31, 2006 are shown as restricted cash in the accompanying consolidated balance sheets. The minimum offering requirements were satisfied on April 3, 2006 (see Note 7).

Organizational and Offering Costs

Organizational and offering costs primarily include the selling commissions and dealer manager fees paid to related parties in connection with the Company’s Offering (see Note 3 and Note 4), as well as filing fees, legal, accounting, marketing, printing, escrow and other costs associated with the Company’s formation and Offering. In accordance with the advisory agreement between the Company and the Advisor, substantially all of the costs paid in advance by the Advisor are subject to reimbursement by the Company (in a cumulative amount of up to 1.5% of the aggregate gross offering proceeds) as proceeds are received from the Offering. As of March 31, 2006, the Advisor had incurred $3,768,700 in reimbursable organizational and offering costs, of which $200,629 is reflected in the accompanying consolidated balance sheets as “Accounts receivable, related party—organizational and offering costs” (see Note 4). The remaining $3,568,071 has been incurred by the Advisor but is not reflected in the accompanying consolidated financial statements of the Company.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revision are reflected in the period they are determined to be necessary.

3. INITIAL PUBLIC OFFERING

On May 27, 2005, the Company filed a registration statement with the Commission on Form S-11 in connection with a public offering of its common stock. The registration statement was subsequently declared

DIVIDEND CAPITAL TOTAL REALTY TRUST INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

effective on January 27, 2006. Pursuant to this registration statement, the Company is offering for sale up to $2,000,000,000 in shares of common stock, 75% of which is being offered to investors at a price of $10.00 per share, and 25% of which is being offered to participants in the Company’s distribution reinvestment plan at a price of $9.50 per share (the “Offering”). The Company has the right to reallocate the shares of common stock offered between the Company’s primary offering and the Company’s distribution reinvestment plan. Dividend Capital Securities LLC (the “Dealer Manager”) is providing dealer manager services in connection with the Offering. The Offering is a best efforts offering, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in the offering but will use its best efforts to sell the shares of common stock. The Offering is also a continuous offering that will end no later than two years from the date of the prospectus, unless it is extended in states that permit such an extension. However, in certain states the offering may continue for just one year unless the offering period is renewed for up to one additional year.

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

DIVIDEND CAPITAL TOTAL REALTY TRUST INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

On April 25, 2005, the Company sold 200 shares of common stock to an affiliate of the Advisor at a price of $10 per share. The Company subsequently contributed $2,000 to the Operating Partnership and is the sole general partner.

As of March 31, 2006, the Company had recorded $200,629 as amounts due from the Advisor for offering costs in the form of Commission initial filing fees and entity formation fees paid by the Company on behalf of the Advisor. As of March 31, 2006, there had been no gross offering proceeds and as a result, the Advisor was obligated to reimburse the Company for these costs until such time gross offering proceeds have been received.

As of March 31, 2006, the Company owed the Advisor $28,075 for certain general and administrative expenses paid for by the Advisor on behalf of the Company. This amount is included as part of “Accounts payable and accrued expenses” on the accompanying consolidated balance sheets and is unrelated to the organizational and offering costs described above. The general and administrative expenses were calculated in accordance with GAAP and primarily included items such as board of directors fees and related expenses, board of director meeting expenses, miscellaneous tax-related and agent costs, as well as finance and accounting services provided by the Advisor for which the Advisor does not receive a fee pursuant to the advisory agreement between it and the Company (the “Advisory Agreement”).

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

DIVIDEND CAPITAL TOTAL REALTY TRUST INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

DIVIDEND CAPITAL TOTAL REALTY TRUST INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

stockholders would receive more or less than the 6.5% cumulative non-compounded annual pre-tax return on net contributions described above prior to the commencement of distributions to the holder of the Special Units or the redemption of the Special Units.

6. MINORITY INTEREST

Minority interest consists of the following as of March 31, 2006:

Operating Partnership Units (“OP Units”)	$137,720
Operating Partnership Special Units	1,000

Total	$138,720

Operating Partnership Units (“OP Units”)

On May 4, 2005, the Operating Partnership issued 20,000 OP Units to the Advisor in exchange for $200,000 representing an approximate 99% limited partnership interest.

As of March 31, 2006 the Operating Partnership was approximately 99% owned by the Advisor and the parent of the Advisor, and 1% owned by the Company. OP Units are redeemable at the option of the unit holder. The Operating Partnership has the option of redeeming the OP Units with cash or with shares of common stock, or a combination of both.

Operating Partnership Special Units

On May 4, 2005, the Operating Partnership issued 100 Special Units (see Note 5) to the parent of the Advisor for consideration of $1,000. The holder of the Special Units does not participate in the profits and losses of the Operating Partnership. Amounts distributable to the holder of the Special Units will depend on operations and the amount of net sales proceeds received from property dispositions or upon other events. In general, after holders of OP Units, in aggregate, have received cumulative distributions equal to their capital contributions plus a 6.5% cumulative, non-compounded annual pre-tax return on their net contributions, the holder of the Special Units and the holders of OP Units will receive 15% and 85%, respectively, of the net sales proceeds received by the Operating Partnership upon the disposition of the Operating Partnership’s assets.

7. SUBSEQUENT EVENTS

On April 3, 2006, the Company announced that it had raised equity capital proceeds sufficient to satisfy the minimum offering requirements of its initial public offering, and had commenced formal business operations. Additionally, the Company’s board of directors declared a second quarter 2006 cash dividend of $0.1375 per share of common stock. The second quarter 2006 dividend will be payable to stockholders of record as of the close of business on each day during the period from April 3, 2006 through and including June 30, 2006, prorated for the period of ownership. On May 12, 2006, the Company deposited a non-refundable amount of $975,000 into an escrow account in connection with an intended acquisition of an office property. See Item 5 in Part II. Other Information, of this Form 10-Q for a further description of the intended acquisition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2005, and for the period ended December 31, 2005, and the unaudited consolidated financial statements and notes thereto as of March 31, 2006, and for the period ended March 31, 2006.

Forward-Looking Information

This report includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements relate to, without limitation, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), other development trends of the real estate industry, business strategies, and the expansion and growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors about which we have made assumptions are general economic and business (particularly real estate) conditions being less favorable than expected, the potential impact of terrorist attacks on the national, regional and local economies, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, availability and creditworthiness of prospective customers, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, customers’ ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental, regulatory and/or safety requirements, customer bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

Overview

We were formed as a Maryland corporation on April 11, 2005 to invest in a diverse portfolio of real properties and real estate related securities. On January 27, 2006, we commenced an initial public offering of up to $2,000,000,000 in shares of our common, 75% of which will be offered at a price of $10.00 per share, and 25% of which will be offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. On April 3, 2006, we satisfied the minimum offering requirements of our initial public offering. As of May 10, 2006, we had accepted subscriptions from 447 investors, issued 1,887,003 shares of our common stock to stockholders and received $18,525,355 in gross proceeds. As of May 12, 2006, we had not yet made any investments in real properties or real estate related securities.

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

As of the date of filing of this report on Form 10-Q, we have not entered into any arrangements to acquire any specific real property or to invest in any specific real estate related security with the proceeds from our initial public offering. The number and type of real properties we may acquire and real estate related securities in which we may invest will depend upon real estate market conditions, the amount of proceeds we raise in our initial public offering and other circumstances existing at the time we are acquiring our real properties and real estate related securities.

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

Between June 2004 and the date of this report on Form 10-Q, the Federal Reserve Board has significantly increased short-term interest rates. The Federal Reserve Board has also made public statements implying it may continue increasing interest rates in the near future. Increasing interest rates could make alternative interest bearing and other investments more attractive and therefore potentially lower the relative value of our existing real estate investments. It may also increase the interest we pay on our debt obligations and make it more difficult for us to finance or refinance real property assets.

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

Results of Operations

As of the date of the filing of this report on Form 10-Q, we are in our organizational and development stage and have not commenced significant operations.

Subsequent Events

On April 3, 2006, we announced that we had raised equity capital proceeds sufficient to satisfy the minimum offering requirements of our initial public offering, and had commenced formal business operations. Additionally, the our board of directors declared a second quarter 2006 cash dividend of $0.1375 per share of common stock. The second quarter 2006 dividend will be payable to stockholders of record as of the close of business on each day during the period from April 3, 2006 through and including June 30, 2006, prorated for the period of ownership. On May 12, 2006, we deposited a non-refundable amount of $975,000 into an escrow account in connection with an intended acquisition of an office property. See Item 5 in Part II. Other Information, of this Form 10-Q for a further description of the intended acquisition.

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

Critical Accounting Policies

General

In our Form 10-K filed for the period ended December 31, 2005, we discuss the critical accounting policies which management believes are most “critical” to the presentation of our financial condition and results of operations which require our management’s most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. The discussion addresses judgments known to management pertaining to trends, events or uncertainties which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

As of March 31, 2006, no additional critical accounting policies have been identified other than those set forth in our Form 10-K filed for the period ended December 31, 2005.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.	CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A. RISK	FACTORS

There have been no material changes to the risk factors set forth in Item 1A to Part 1 of our Annual Report on Form 10-K filed on April 25, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

As of March 31, 2006, we had not redeemed any shares of common stock pursuant to our share redemption program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On May 12, 2006, we deposited a non-refundable amount of $975,000 into an escrow account in connection with an intended acquisition of an office property (the “Office Property”) located in Santa Clara, California, as described further below. The escrow account has been established pursuant to a purchase agreement (the “Purchase Agreement”) entered into by and between Westcore Properties AC, LLC (“Westcore”) and Jay Street, LLC (the “Seller”). We intend to own the Office Property either directly or in conjunction with a to-be-formed joint venture with Westcore, and the Purchase Agreement is assignable to both us and the prospective joint venture entity. The closing of this acquisition is subject to a number of conditions and we cannot provide assurances that this acquisition will be completed.

Property	Year Built	Total Approximate Acquisition Cost		Net Rentable Area (Square Feet)	Occupancy	Major Tenants(3)	Estimated Closing Date(4)
3101-3151 Jay Street	1999	$35,700,000	(1)(2)	142,552	100.0%	Safenet, Inc., Vormetric, C-Switch	6/28/06

(1)	The Total Approximate Acquisition Cost is intended to be funded as follows: (i) an equity contribution from us to the joint venture using proceeds from our public equity offering, (ii) an equity contribution from Westcore to the joint venture and (iii) certain debt financing obtained by the joint venture; however, the debt financing terms have not yet been determined.
(2)	Total Approximate Acquisition Cost includes purchase price, due diligence and closing costs, and an estimated acquisition fee to be paid by us (pursuant to terms described in our prospectus) to Dividend Capital Total Advisors LLC (our advisor) in the amount of approximately $694,000.

(3)	Major Tenants consists of tenants that occupy 10% or more of the net rentable area.
(4)	Estimated closing date for the purchase of the Office Property. The completion of the proposed joint venture agreement is expected to occur prior to the closing date for the Office Property.

There is no assurance that we will enter into the joint venture described above or that we will be able to purchase the Office Property on the terms set forth herein or at all.

ITEM 6.	EXHIBITS

a. Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL TRUST INC.

Date: May 12, 2006	/s/ MARC J. WARREN
Marc J. Warren President

Date: May 12, 2006	/s/ JOHN E. BIALLAS
John E. Biallas Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer