Form 10-Q
period 2006-06-30
Dividend Capital Total Realty Trust Inc.
filed 2006-08-11
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

As of August 7, 2006, 7,310,519 shares of common stock of Dividend Capital Total Realty Trust Inc., par value $0.01 per share, were outstanding.

Dividend Capital Total Realty Trust Inc. and Subsidiaries

Index to Form 10-Q

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:	3
	Consolidated Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005	3
	Consolidated Statements of Operations for the three months and six months ended June 30, 2006 and for the period from April 11, 2005 (Inception) through June 30, 2005 (unaudited)	4
	Consolidated Statement of Stockholders’ Equity and Other Comprehensive Loss for the six months ended June 30, 2006 (unaudited)	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and for the period from April 11, 2005 (Inception) through June 30, 2005 (unaudited)	6
	Notes to Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	28
Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	29
Item 1A	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 5.	Other Information	30
Item 6.	Exhibits	30

SIGNATURES		31

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DIVIDEND CAPITAL TOTAL REALTY TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Investment in real property:
Land	$13,858,605	$—
Building and improvements	19,331,563	—
Accumulated depreciation	(4,028)

Total investment in real property	33,186,140	—
Investments in real estate securities	4,457,779	—
Cash and cash equivalents	32,088,836	2,436
Restricted cash	123,359	—
Deposits	1,023,438
Account receivable, related party—organizational and offering costs	—	200,629
Subscriptions receivable	1,051,290	—
Intangible lease assets, net	2,923,842	—
Other assets	540,991	—

Total Assets	$75,395,675	$203,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses (including $537,837 due to affiliates)	$635,317	$—
Securities payable	4,459,142
Dividends payable	311,308	—
Mortgage note	23,500,000	—
Intangible lease liability, net	342,253	—
Other liabilities	297,860	—

Total Liabilities	29,545,880	—

Minority Interest	439,779	201,064
Stockholders’ Equity:
Preferred shares, $0.01 par value. 200,000,000 shares authorized none outstanding	—	—
Common shares, $0.01 par value. 1,000,000,000 shares authorized, 5,079,191 and 200 shares issued and outstanding, as of June 30, 2006 and December 31, 2005, respectively	50,792	2
Additional paid-in-capital	45,719,305	1,998
Distributions in excess of earnings	(358,718)	1
Accumulated other comprehensive loss	(1,363)	—

Total Stockholders’ Equity	45,410,016	2,001

Total Liabilities and Stockholders’ Equity	$75,395,675	$203,065

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2006	For the period from April 11, 2005 (Inception) through June 30, 2005
REVENUE:
Rental revenue	$24,400	$24,400	$—
Interest income	224,987	224,992	62

Total Revenue	249,387	249,392	62
EXPENSES:
Rental expense	$2,250	$2,250	$—
Depreciation and amortization	12,542	12,542	—
General and adminstrative expense	261,138	324,111	—
Asset management fees, related party	20,123	20,123	—

Total Expenses	296,053	359,026	—
Net Income (Loss) Before Minority Interest	(46,666)	(109,634)	62
Minority Interest	(121)	62,223	(61)

NET INCOME (LOSS)	$(46,787)	$(47,411)	$1

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	2,368,292	953,588	200

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.02)	$(0.05)	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE

LOSS

For the six months ended June 30, 2006

(Unaudited)

	Common Shares		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2005	200	$2	$1,998	$1	$—	$2,001
Comprehensive loss:
Net loss	—	—	—	(47,411)	—	(47,411)
Net unrealized loss from available-for-sale securities	—	—	—	—	(1,363)	(1,363)

Comprehensive loss						(48,774)
Issuance of common shares, net of offering costs	5,078,991	50,790	45,716,288	—	—	45,767,078
Amortization of stock options	—	—	1,019	—		1,019
Dividends on common shares	—	—	—	(311,308)	—	(311,308)

Balances, June 30, 2006	5,079,191	$50,792	$45,719,305	$(358,718)	$(1,363)	$45,410,016

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2006	For the period from April 11, 2005 (Inception) through June 30, 2005
OPERATING ACTIVITIES:
Net loss	$(47,411)	$1
Minority interest share of net income (loss)	(62,223)	61
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,542	—
Amortization of deferred stock compensation	1,019	—
Increase in restricted cash	(123,359)	—
Increase in other assets	(540,991)	—
Increase in accounts payable and accrued expenses	635,317	—
Increase in other liabilities	297,860	—

Net cash provided by operating activities	172,754	62

INVESTING ACTIVITIES:
Investment in real property	(36,122,524)	—
Increase in intangible lease liability	342,253	—
Increase in deposits	(1,023,438)	—

Net cash used in investing activities	(36,803,709)	—

FINANCING ACTIVITIES:
Decrease (increase) in accounts receivable, related party-organizational and offering costs	200,629	(200,000)
Proceeds from mortgage note	23,500,000	—
Increase in subscriptions receivable	(1,051,290)	—
Proceeds from minority interest contribution	300,938	201,000
Proceeds from sale of common stock	49,949,311	2,000
Offering costs for issuance of common shares, related party	(4,182,233)	—

Net cash provided by financing activities	68,717,355	3,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	32,086,400	3,062
CASH AND CASH EQUIVALENTS, beginning of period	2,436	—

CASH AND CASH EQUIVALENTS, end of period	$32,088,836	$3,062

Non-cash Investing Activity
Investment in real estate securities, not settled	$4,459,142	$—

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	ORGANIZATION

Dividend Capital Total Realty Trust Inc. (the “Company”) is a newly organized Maryland corporation formed on April 11, 2005 to invest in a diverse portfolio of real properties and real estate securities. The Company’s targeted investments include direct investments in real properties, consisting of high-quality office, industrial, retail, multifamily and other properties, primarily located in North America, and investments in real estate securities including securities issued by other real estate companies, mortgage notes secured by real estate and other securities. As used herein, “the Company,” “we” and “us” refer to Dividend Capital Total Realty Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires.

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

On May 4, 2005, the Operating Partnership issued 20,000 Operating Partnership Units (“OP Units”) to the Advisor in exchange for $200,000 representing an approximate 99% limited partnership interest. On May 4, 2005, the Operating Partnership issued 100 Special Units (see Note 8) to Dividend Capital Total Advisors Group LLC, the parent of the Advisor, in exchange for $1,000. As of June 30, 2006 the Operating Partnership was approximately 0.4% owned by the Advisor and the parent of the Advisor and approximately 99.6% owned by the Company. The holders of OP Units have the right to convert their OP Units into cash or, at the option of the Company, into an equal number of shares of common stock of the Company, or a combination of both, as allowed by the Operating Partnership Agreement. The remaining rights of the holders of OP Units are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the Operating Partnership’s assets.

The Company commenced its operations in conjunction with the closing of its first real estate acquisition on June 28, 2006 (see Note 3) and as a result the consolidated financial statements of the Company are no longer presented as a development stage enterprise.

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

Our consolidated financial statements also include the accounts of Dividend Capital Total Realty Trust Inc. and its consolidated subsidiaries and joint ventures through which we have a controlling interest. In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, our management considers factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which it will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both.

Our management’s judgments with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a variable interest entity as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (R) Consolidation of Variable Interest Entities (“FIN 46(R)”) involve consideration of various factors including the form of our ownership interest, the size of our investment (including loans) and our ability to participate in major policy making decisions. Our management’s ability to correctly assess its influence or control over an entity affects the presentation of these investments in our consolidated financial statements and, consequently, our financial position and specific items in our results of operations that are used by our stockholders, lenders and others in their evaluation of us.

Investment in Real Property

We capitalize direct costs associated with the acquisition, development or improvement of real property, including acquisition fees paid to our Advisor. Costs associated with acquisition or development pursuits are capitalized as incurred and if the pursuit is abandoned, these costs are expensed in the period in which the pursuit is abandoned. Costs associated with the improvement of our real property assets are also capitalized as incurred. However, costs incurred in making repairs to and for maintaining our real property which do not extend the life of our assets are expensed as incurred.

Upon acquisition, the total cost of a property is allocated to land, building, building and land improvements, tenant improvements and intangible lease assets and liabilities pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”). The allocation of the total cost to land, building and land improvements and tenant improvements is based on our estimate of their as-if vacant fair value based on all available information such as the replacement cost of such assets, appraisals, property condition reports, market data and other related information. Pursuant to SFAS No. 141, the difference between the fair value and the face value of debt assumed in an acquisition is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. The valuation of assumed liabilities is based on the current market rate for similar liabilities. The allocation of the total cost of a property to an intangible lease asset includes the value associated with the in-place leases which may include lost rent, leasing commissions, legal and other costs. In addition, the allocation of the total cost of a property requires allocating costs to an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of the acquisition. For the three months ended June 30, 2006, we recognized upon acquisition gross additional intangible assets for acquired in-place leases and above market leases, and intangible liabilities for acquired below market leases, of approximately $1,883,000, $1,052,000, and $344,000, respectively. We had no acquisitions prior to the three months ended June 30, 2006. Above market lease assets are amortized as a reduction in rental income over the corresponding lease term. Below market lease liabilities are amortized as an increase in rental income over the corresponding lease term. Intangible in-place lease assets are amortized to expense over the remaining corresponding lease term.

In accordance with SFAS No. 141, we are required to write-off any remaining intangible asset and liability balances when a tenant terminates a lease before the stated lease expiration date. There were no write-offs during the three or six months ended June 30, 2006.

Real property assets, including land, building, building and land improvements, tenant improvements and leasing costs, and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives as follows:

Description	Standard Depreciable Life
Land	Not depreciated
Building	40 years
Building and land improvements	20 years
Tenant improvements	Over lease term
Lease commissions	Over lease term
Intangible lease assets and liabilities	Average term of leases for property
Above/below market rent assets/liabilities	Over lease term

The table above reflects the standard depreciable lives typically used to compute depreciation and amortization. However, such depreciable lives may be different based on the estimated useful life of such assets or liabilities. The cost of assets sold or retired and the related accumulated depreciation and/or amortization is removed from the accounts and the resulting gain or loss is reflected in operations in the period in which such sale or retirement occurs.

Revenue Recognition

We record rental revenue for the full term of each lease on a straight-line basis. Certain properties have leases that provide for customer occupancy during periods that no rent is due or where minimum rent payments increase during the term of the lease. Accordingly, we record a receivable from customers that we expect to collect over the remaining lease term rather than currently, which will be recorded as straight-line rents receivable. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. For the three months ended June 30, 2006, the total increase to rental revenues due to straight-line rent adjustments was approximately $800. There were no straight-line rent adjustments prior to the three months ended June 30, 2006.

In connection with real property acquisitions, we may acquire leases with rental rates above and/or below the market rental rates. Such differences are recorded as an intangible asset or liability pursuant to SFAS No. 141 and amortized to rental revenues over the life of the respective leases. For the three months ended June 30, 2006, the total net decrease to rental revenues due to the amortization of above and below market rents was approximately $1,000. There was no amortization of above and below market rents prior to the three months ended June 30, 2006.

The following table presents the amortization during the next five years related to the acquired in-place lease intangibles, acquired above market lease costs and the below market lease costs for properties owned at June 30, 2006.

Future Amortization of Acquired Above Market Lease Costs, Below Market Lease Costs, and Acquired In-Place Lease Intangibles

Amortization	2006 (1)	2007	2008	2009 and thereafter
Acquired above market lease costs	(166,087)	(332,173)	(332,173)	(218,681)
Acquired below market lease costs	102,952	127,803	108,454	3,044

Net rental income decrease	(63,135)	(204,370)	(223,719)	(215,637)

Acquired in-place lease intangibles	(493,339)	(660,113)	(547,299)	(173,977)

(1)	Includes six months remaining in 2006.

Investments in Real Estate Securities

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), requires the Company to classify its investments in real estate securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its investments in real estate securities until maturity, it may, from time to time, sell any of these assets as part of its overall management of its portfolio. Accordingly, SFAS No. 115 requires the Company to classify all of its current real estate securities assets as available-for-sale. All assets classified as available-for-sale are reported at estimated fair value, based on market prices from independent sources, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity and other comprehensive income (loss).

As of June 30, 2006, all of the Company’s investments in real estate securities were preferred equity securities that are classified as available-for-sale securities on the accompanying consolidated balance sheets. As a result, changes in fair value are recorded as a balance sheet adjustment to accumulated other comprehensive income (loss), which is a component of stockholders’ equity, rather than through our consolidated statements of operations. If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense on our consolidated statements of operations.

In addition, management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on real estate securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to other-than-temporary factors, are recognized in income and the cost basis of the real estate securities is adjusted. As of June 30, 2006, there were no impairment losses recognized on the accompanying consolidated statements of operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments purchased with original maturities of three months or less.

Restricted Cash

Restricted cash consists primarily of property-related escrow accounts.

Deposits

Deposits consists primarily of refundable earnest money deposits associated with potential asset acquisitions.

Subscriptions Receivable

Subscriptions receivable consists of subscriptions to purchase shares of our common stock through our public offering (see Note 6) as of June 30, 2006 for which the Company had not yet received the cash proceeds.

Stock-Based Compensation

On January 12, 2006, the Company adopted a stock-based equity incentive plan (see Note 9). As of June 30, 2006, the Company had granted 30,000 options to independent directors pursuant to the equity incentive plan. The Company accounts for its equity incentive plan under the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) and its related interpretations. Options granted under our equity incentive plan are valued using the Black-Scholes option-pricing model and are amortized to salary expense on a straight-line basis over the period during which the right to exercise such options fully vests. Such expense is included in general and administrative expense on the accompanying consolidated statements of operations.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss as reported in the accompanying consolidated statement of stockholders’ equity and other comprehensive loss consists of changes in the fair value of available-for-sale real estate securities investments.

Basic and Diluted Net Income (Loss) Per Common Share

Basic net income (loss) per common share is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share includes the effects of potentially issuable common stock, but only if dilutive, including the presumed exchange of operating partnership units (see Note 10) for common stock. For the six months ended June 30, 2006, there had been no issuances of common stock or other securities that had a dilutive impact on common stock outstanding.

Income Taxes

The Company expects to qualify as a REIT under the Internal Revenue Code of 1986, as amended, for the taxable year ending December 31, 2006. As a REIT, the Company generally will not be subject to federal income taxes on net income that it distributes to its stockholders. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revision are reflected in the period they are determined to be necessary.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) which is a revision of SFAS No. 123. SFAS No. 123(R) establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is effective for publicly listed companies for the annual period beginning after December 15, 2005. The adoption of SFAS No. 123(R) requires the unamortized portion of any options issued prior to 2002 to be amortized over the remaining life of those options. We adopted SFAS No. 123(R) on January 1, 2006 and there was no material impact on our financial position, results of operations or cash flows.

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and derecognition, classification of interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We will be required to adopt this interpretation in the first quarter of 2007. We are currently evaluating the requirements of FIN 48. We do not believe such adoption will have a material impact on our financial position, results of operations or cash flows.

3.	INVESTMENT IN REAL PROPERTY

On June 28, 2006, a joint venture (the “Jay Street Joint Venture”) entered into by and between a wholly-owned subsidiary of the Company and an affiliate of Westcore Properties AC, LLC (“Westcore”), acquired a fee interest in a three-building office property (the “Jay Street Office Park”) located in Santa Clara, California. The total acquisition cost of the property was approximately $36.1 million (which includes a purchase price of $34.7 million, an acquisition fee paid to the Advisor of approximately $0.7 million, plus other due diligence, closing and acquisition expenses) and was paid for through a combination of (i) an equity contribution from us of approximately $11.7 million to the Jay Street Joint Venture using net proceeds from our public offering, (ii) an equity contribution from Westcore of approximately $0.3 million to the Jay Street Joint Venture and (iii) debt financing of approximately $23.5 million (see Note 5) obtained by the Jay Street Joint Venture. The property consists of 142,552 net rentable square feet and is 100.0% occupied.

We account for the acquisition of properties in accordance with SFAS No. 141, which requires that the total cost of property acquisitions be allocated to identifiable tangible and intangible assets. We made the following preliminary allocations of approximately: $13,859,000 to land, $19,332,000 to building, $1,052,000 to above-market rent asset, $344,000 to below-market rent liability and $1,883,000 to acquired in-place lease intangible asset. The preliminary allocation of the purchase price was based on our estimate of the fair value based on all available information and will be finalized before the end of the fourth quarter 2006.

Pursuant to the joint venture agreement, the Company and Westcore were required to make initial equity capital contributions equal to 97.5% and 2.5%, respectively, of the total equity capitalization required by the Jay Street Joint Venture. Additional capital contributions require the unanimous written approval of both partners as to the amount and timing thereof. In addition, Westcore is eligible for potential profit participation upon the ultimate sale of the property.

The acquisition of the Jay Street Office Park and results of operations from the Jay Street Joint Venture are consolidated and reflected in the Company’s accompanying consolidated financial statements for the three and six months ended June 30, 2006.

4.	INVESTMENTS IN REAL ESTATE SECURITIES

During June 2006, the Company acquired a total of approximately $4,459,000 in real estate securities through purchases in the open market. These purchases consisted of preferred equity securities of various real estate operating companies and real estate investment trusts primarily in the retail, office, lodging and diversified real estate sectors. The total cost of these purchases was paid for using net proceeds from the Company’s public offering (see Note 6).

As of June 30, 2006 the fair market value of these securities was approximately $4,458,000. For the period of ownership from June 28, 2006 through June 30, 2006, there was an unrealized loss of approximately $1,000 attributable to these investments in real estate securities.

The entire balance for the investment in real estate securities had been accrued as securities payable as of June 30, 2006, as the securities were acquired from June 28, 2006 through June 30, 2006 but the corresponding market trades were not settled until July 2006.

5.	CONSOLIDATED DEBT

As of June 30, 2006, our consolidated debt consisted of a loan agreement entered into by the Jay Street Joint Venture on June 27, 2006 and maturing on July 11, 2016 (the “Loan Agreement”). Pursuant to the Loan Agreement, the Jay Street Joint Venture received loan proceeds of approximately $23.5 million in the form of an interest only, promissory note at a 6.05% fixed interest rate secured by a deed of trust for the property. The note is non-recourse to the Jay Street Joint Venture and may not be prepaid, in whole or in part, at any time prior to three years from the date of the Loan Agreement. Interest expense incurred on our consolidated debt was negligible for the period.

6.	PUBLIC OFFERING

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

As of June 30, 2006, approximately 5.1 million shares of common stock were issued and outstanding. The net proceeds from the sale of these securities were transferred to our operating partnership on a one-for-one basis for operating partnership units. Our operating partnership has used these proceeds to fund the acquisition of real property and real estate securities.

7.	RELATED PARTY TRANSACTIONS

Our Advisor

Our day-to-day activities are managed by our Advisor, an affiliate, under the terms and conditions of an advisory agreement. Our Advisor is considered a related party as certain indirect owners and employees of our Advisor serve as our executives. The responsibilities of our Advisor include the selection of our real property and real estate securities investments, the negotiations for these investments, the asset management of these investments and the selection of prospective joint venture partners.

We have entered into an advisory agreement with our Advisor pursuant to which we pay certain acquisition fees to the Advisor. For each real property acquired in the operational stage, the acquisition fee will be an amount equal to 2.0% of the purchase price of the property, until such time as we have invested an aggregate amount of $500,000,000 in properties acquired in the operational stage, at which time the acquisition fee will be reduced to up to 1.0% for properties acquired thereafter. For each real property acquired prior to or during the development or construction stage, the acquisition fee will be an amount equal to up to 4.0% of the total project cost (which will be the amount actually paid or allocated to the purchase, development, construction or improvement of a property exclusive of acquisition fees and acquisition expenses). During the three months ended June 30, 2006, our Advisor earned approximately $677,000 in acquisition fees which are accounted for as part of the historical cost of the acquired properties. The Advisor did not earn any acquisition fees prior to the three months ended June 30, 2006.

We also pay our Advisor an asset management fee in connection with the asset and portfolio management of both real property and real estate securities assets. For real property assets, the asset management fee consists of: (i) a monthly fee equal to one twelfth of 0.5% of the aggregate cost (before non-cash reserves and depreciation) of all real property assets within our portfolio; (ii) a monthly fee equal to 8.0% of the aggregate monthly net operating income derived from all real property assets within our portfolio; and (iii) a fee of 1.0% of the sales price of individual real property assets upon disposition. For securities assets, the asset management fee consists of a monthly fee equal to one twelfth of 1.0% of the aggregate value of the securities assets within our portfolio. During the three months ended June 30, 2006, our Advisor earned approximately $20,000 in asset management fees which are accounted for as an expense on the accompanying consolidated statements of operations. The Advisor did not earn any asset management fees prior to the three month period ended June 30, 2006.

Pursuant to the advisory agreement, our Advisor is obligated to advance all of our organizational and offering costs subject to its right to be reimbursed for such costs by us in an amount up to 1.5% of the aggregate gross offering proceeds raised in our public offerings of common stock. Such organizational and offering costs include, but are not limited to, actual legal, accounting, printing and other expenses attributable to preparing the SEC registration statements, qualification of the shares for sale in the states and filing fees incurred by our advisor, as well as reimbursements for marketing, salaries and direct expenses of its employees while engaged in registering and marketing the shares, other than selling commissions and the dealer manager fee.

Offering costs incurred in connection with the issuance of equity securities are deducted from stockholder’s equity, and organizational costs associated with the formation of the Company are expensed as incurred and are included as part of general and administrative expense in the accompanying consolidated statements of operations.

As of June 30, 2006, our Advisor had incurred, in aggregate, approximately $18,000 of organizational costs. During the three months ended June 30, 2006, we reimbursed our Advisor the entire amount of such costs.

As of June 30, 2006, our Advisor had incurred in aggregate approximately $5,576,000 of offering costs. During the three months ended June 30, 2006, we reimbursed our Advisor approximately $590,000 of such costs. We accrued approximately $159,000 in offering cost reimbursements that were due to the Advisor for proceeds raised in our public offering as of June 30, 2006. This amount is reflected on the accompanying June 30, 2006 consolidated balance sheet as accounts payable and accrued expenses. No reimbursements for offering costs were paid to the Advisor prior to the three months ended June 30, 2006. As of June 30, 2006 approximately $4,986,000 in offering costs had been incurred by the Advisor but were as yet unreimbursed by us. Approximately $4,827,000 of these offering costs are not reflected in the accompanying consolidated financial statements.

In accordance with the advisory agreement we are also obligated, subject to certain limitations, to reimburse our Advisor for certain other expenses incurred on our behalf for providing services contemplated in the Advisory agreement, provided that the Advisor does not receive a specific fee for the activities which generate the expenses to be reimbursed. For the three months and six months ended June 30, 2006, we reimbursed the Advisor approximately $60,000 for such costs. Such reimbursements are included as general and administrative expenses in the accompanying consolidated statements of operations.

The Dealer Manager

We have entered into a Dealer Manager Agreement with Dividend Capital Securities, LLC, (the “Dealer Manager”) pursuant to which we pay a dealer manager fee of up to 2.5% of gross offering proceeds raised pursuant to our initial public offering of common stock to the Dealer Manager as compensation for managing the offering. The Dealer Manager may re-allow a portion of such fees to broker-dealers who participate in the offering. We also pay up to a 6.0% sales commission of gross offering proceeds raised pursuant to our initial public offering of common stock. As of June 30, 2006, all sales commissions had been re-allowed to participating broker-dealers. For the three months ended June 30, 2006, we paid to the Dealer Manager approximately $1.3 million for dealer manager fees and approximately $2.2 million for sales commissions. Such amounts are considered a cost of raising capital and as such are included as a reduction of additional paid-in capital on the accompanying consolidated balance sheets. We did not pay any dealer manager fees or sales commissions prior to the three months ended June 30, 2006.

Dividend Capital Investments and Dividend Capital Trust

In addition to utilizing its own management team, the Advisor actively seeks to form strategic alliances with recognized leaders in the real estate and investment management industries. These alliances are intended to allow the Advisor to leverage the organizational infrastructure of experienced real estate developers, operators and investment managers and to potentially give us access to a greater number of high-quality real property and real estate securities investment opportunities. The use of product specialists or other service providers will not eliminate or reduce the Advisor’s fiduciary duty to the Company. The Advisor will retain ultimate responsibility for the performance of all of the matters entrusted to it under the advisory agreement.

The Advisor’s product specialists are and will be compensated through a combination of (a) reallowance of acquisition, disposition, asset management and/or other fees paid by us to the Advisor and (b) potential profit participation in connection with specific portfolio asset(s) identified by them and invested in by us. We may also enter into joint ventures, partnerships or similar arrangements with the Advisor’s product specialists for the purpose of acquiring portfolio assets and, in such cases, the product specialists may or may not make an equity capital contribution to any such arrangement.

As of June 30, 2006, our Advisor had entered into a product specialist agreement with Dividend Capital Investments LLC (“DCI”) in connection with investment management services related to our investments in real estate securities assets. Pursuant to this agreement, a portion of the asset management fee that our Advisor receives from us related to securities investments will be reallowed to DCI in exchange for services provided.

As of June 30, 2006, our Advisor had announced its intentions to enter into a product specialist agreement with Dividend Capital Trust Inc. (“DCT”) in connection with acquisition and asset management services related to our industrial real property investments. Pursuant to this prospective agreement, a portion of the acquisition and asset management fees that our Advisor receives from us related to specific industrial real property investments are anticipated to be reallowed to DCT in exchange for services provided.

8.	SPECIAL UNITS

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

9.	EQUITY INCENTIVE PLAN

We have adopted an equity incentive plan which we use to attract and retain qualified independent directors, employees, advisors and consultants providing services to us who are considered essential to our long-range success by offering these individuals an opportunity to participate in our growth through awards in the form of, or based on, our common stock. On April 3, 2006, each of our then-serving independent directors, Charles B. Duke, John P. Woodberry and Daniel J. Sullivan, was automatically granted an option to purchase 10,000 shares of our common stock under the equity incentive plan with an exercise price equal to $11 per share. Such options vest 20% upon grant date and 20% each year for the following four years. The equity incentive plan provides that no more than 5 million shares of our common stock will be available for issuance under the equity incentive plan. No more than 200,000 shares may be made subject to stock options and stock appreciation rights under the equity incentive plan to any individual in any calendar year, and no more than 200,000 may be made subject to awards other than stock options and stock appreciation rights under the equity incentive plan to any individual in any single calendar year. The term of these options shall not exceed the earlier of ten years from the date of grant, the date of removal for cause, or three months from the director’s resignation. The exercise price for options to be issued under the equity incentive plan shall be the greater of (1) $11.00 per share or (2) the fair market value of the shares on the date they are granted. As of June 30, 2006, we had 30,000 options outstanding, respectively, under the equity incentive plan, of which 6,000 options were vested. As of June 30, 2006, no such options had been exercised.

During the three months ended June 30, 2006, options issued under the equity incentive plan were valued using the Black-Scholes option-pricing model (“Black Scholes”) with the following assumptions: expected dividend yield of 5.50%, risk-free interest rate of 5.11%, volatility factor of 22.85% and an expected life of ten years, which is the same as the contract life of the options. Based on these assumptions, the value of options granted under the equity incentive plan on the date of grant during the three months ended June 30, 2006 was determined to be approximately $41,000. No options were granted by us prior to the three months ended June 30, 2006.

Options granted under our equity incentive plan and valued using the Black-Scholes option-pricing model are amortized to salary expense on a straight-line basis over the period during which the right to exercise such options fully vests. For the three months ended June 30, 2006 we incurred approximately $1,000 of such expense, which is included in general and administrative expense on the accompanying consolidated statements of operations. No expense was incurred prior to the three months ended June 30, 2006. As of June 30, 2006, approximately $40,000 of such expense remained unrecognized, which reflects the unamortized portion of the value of such options issued pursuant to the equity incentive plan. We expect to recognize such expense over a period of four years, which is the vesting period of the options.

The following table describes the total option grants, exercises, expirations and forfeitures that occurred during the six months ended June 30, 2006, as well as the total options outstanding as of December 31, 2005 and June 30, 2006 and the total options exercisable as of June 30, 2006.

	Independent Director Options	Employee Options	Weighted Average Option Price Per Share	Weighted Average Remaining Contractual Life (Years)
Issued and Outstanding at 12/31/05	—	—	$—
Grants	30,000	—	11.00
Exercises	—	—	—
Expirations	—	—	—
Forfeitures	—	—	—

Issued and Outstanding at 6/30/06	30,000	—	$11.00	9.75
Exercisable at 6/30/06	6,000	—	$11.00	9.75

Collectively, the options outstanding pursuant to our equity incentive plan had a weighted average per option value as of June 30, 2006 of $1.36.

10.	MINORITY INTEREST

Minority interest consisted of the following as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Joint Venture Partnership Interests	$301,380	$0
Operating Partnership Units (“OP Units”)	$137,399	$200,064
Operating Partnership Special Units	1,000	1,000

Total	$439,779	$201,064

Joint Venture Partnership Interests

On June 28, 2006, a joint venture (the “Jay Street Joint Venture”) was entered into by and between a wholly-owned subsidiary of the Company and an affiliate of Westcore Properties AC, LLC (“Westcore”) that acquired a fee interest in a three-building office property (the “Jay Street Office Park”) located in Santa Clara, California (See Note 3). Pursuant to the joint venture agreement, the Company and Westcore were required to make initial equity capital contributions equal to 97.5% and 2.5%, respectively, of the total equity capitalization required by the Jay Street Joint Venture. Westcore contributed approximately $301,000 to the Jay Street Joint Venture to acquire their interest. For the period January 1, 2006 through June 30, 2006, Westcore’s participation in the joint venture’s net income was less than $1,000.

Operating Partnership Units (“OP Units”)

On May 4, 2005, the Operating Partnership issued 20,000 OP Units to the Advisor in exchange for $200,000 representing an approximate 99.0% limited partnership interest.

As of June 30, 2006 and December 31, 2005 the Operating Partnership was approximately 0.4% and 99.0% owned by the Advisor and the parent of the Advisor, respectively, and approximately 99.6% and 1.0% owned by the Company, respectively. OP Units are redeemable at the option of the unit holder. The Operating Partnership has the option of redeeming the OP Units with cash or with shares of common stock, or a combination of both.

Operating Partnership Special Units

On May 4, 2005, the Operating Partnership issued 100 Special Units (see Note 8) to the parent of the Advisor for consideration of $1,000. The holder of the Special Units does not participate in the profits and losses of the Operating Partnership. Amounts distributable to the holder of the Special Units will depend on operations and the amount of net sales proceeds received from real property and real estate securities dispositions or upon other events. In general, after holders of OP Units, in aggregate, have received cumulative distributions equal to their capital contributions plus a 6.5% cumulative, non-compounded annual pre-tax return on their net contributions, the holder of the Special Units and the holders of OP Units will receive 15% and 85%, respectively, of the net sales proceeds received by the Operating Partnership upon the disposition of the Operating Partnership’s assets.

11.	SUBSEQUENT EVENTS

On July 27, 2006, the Company declared its intention to enter into a joint venture agreement with Dividend Capital Trust Inc., an affiliate of the Company, for the acquisition, operation and management of up to $150 million in industrial real property assets to close before the end of 2006.

On July 28, 2006, our previously deposited amount of $970,000 into an escrow account in connection with a prospective joint venture and intended acquisition of an office property located in Bala Cynwyd, Pennsylvania became nonrefundable. As of June 30, 2006, this deposit was refundable and recorded in deposits in the accompanying consolidated balance sheets. The total approximate acquisition cost for the property is approximately $35.6 million, and is intended to be funded as follows: (i) an equity contribution from the Company to the joint venture using proceeds from the Company’s public equity offering, (ii) an equity contribution from the Company’s prospective joint venture partner to the joint venture and (iii) certain debt financing obtained by the joint venture; however, the debt financing terms have not yet been determined.

Over the period from July 1, 2006 to August 8, 2006, the Company acquired a total of approximately $11.5 million in real estate securities through purchases in the open market.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2005, and for the period ended December 31, 2005, and the unaudited consolidated financial statements and notes thereto as of June 30, 2006, and for the period ended June 30, 2006. Unless the context otherwise requires, the terms, “we,” “us,” and “our” refer to Dividend Capital Total Realty Trust Inc. and Dividend Capital Total Operating Partnership LP and their consolidated subsidiaries.

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

General

We were formed as a Maryland corporation on April 11, 2005 to invest in a diverse portfolio of real properties and real estate securities. On January 27, 2006, we commenced a public offering of up to $2,000,000,000 in shares of our common, 75% of which will be offered at a price of $10.00 per share, and 25% of which will be offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. On April 3, 2006, we satisfied the minimum offering requirements of our public offering and commenced formal operations. As of June 30, 2006, we had accepted subscriptions from approximately 1,200 investors, issued 5.1 million shares of our common stock to stockholders and received approximately $49.9 million in gross proceeds. As of June 30, 2006, we had invested in one real property at a cost of approximately $36.1 million and invested in approximately $4.5 million of real estate securities.

The number and type of real properties we may acquire and real estate securities in which we may invest will depend upon real estate market conditions, the amount of proceeds we raise in our initial public offering and other circumstances existing at the time we are acquiring our real properties and real estate securities.

Between June 2004 and the date of this report on Form 10-Q, the Federal Reserve Board has significantly increased short-term interest rates. The Federal Reserve Board has also made public statements implying it may continue increasing interest rates in the near future. Increasing interest rates could make alternative interest bearing and other investments more attractive and therefore potentially lower the relative value of our existing real estate investments. It may also increase the interest we pay on our debt obligations and make it more difficult for us to finance or refinance our real property and real estate securities assets.

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

Liquidity and Capital Resources

Overview

The proceeds from our public offering will provide funds to enable us to purchase real properties and real estate securities. We may acquire assets free and clear of permanent mortgage indebtedness by paying the entire purchase price in cash or equity securities, or a combination thereof, and we may selectively encumber all or certain assets with debt. The proceeds from any loans will be used to acquire additional real properties and real estate securities, to increase cash flow, to further diversify our portfolio and for other uses.

Our principal demand for funds will be to acquire real properties and real estate securities, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock, including those offered for sale through our distribution reinvestment plan and through the assumption of debt. There may be a delay between the sale of shares of our common stock and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.

The Advisor and its product specialists, subject to the oversight of our board of directors, will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. Pending investment in real properties or real estate securities, we may decide to temporarily invest any unused proceeds from the offering in certain investments that could yield lower returns than those earned on real estate assets or real estate securities. These lower returns may affect our ability to make distributions to stockholders. Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

The Advisor may, but is not required to, establish working capital reserves from offering proceeds, out of cash flow generated by operating assets or out of proceeds from the sale of assets. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions and major capital expenditures. Our lenders also may require working capital reserves.

We use the net proceeds from our public offering to make investments in real property and real estate securities and to pay fees and expenses. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire, develop and operate real properties and to invest in real estate securities.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than the potential for additional increases in interest rates (as discussed above), that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring and operating real properties or investing in real estate securities, other than those referred to in this Report on Form 10-Q.

Management currently expects that our principal sources of working capital and funding for acquisitions and potential capital requirements for expansions and renovation of real properties, developments, investments in real estate securities, distributions to investors, redemption of common shares and debt service will include:

•	Current cash balances;

•	Various forms of secured financings;

•	Borrowings under margin loan accounts and prospective lines of credit;

•	Equity capital from joint venture partners;

•	Proceeds from our operating partnership’s potential private placements;

•	Proceeds from our distribution reinvestment plan and;

•	Cash flow from operations.

Over the short term, we believe that our sources of capital, specifically our current cash balances, cash flow from operations, our ability to raise equity capital from joint venture partners, our ability to obtain various forms of secured financing and proceeds from our operating partnership’s potential private placements are adequate and will continue to be adequate to meet our liquidity requirements and capital commitments. These liquidity requirements and capital commitments include the payment of debt service, regular quarterly investor distributions, funding redemptions of our common stock, capital expenditures at our properties and prospective acquisitions.

Over the longer term, in addition to the same sources of capital we rely on to meet our short term liquidity requirements, we also expect to utilize additional secured and unsecured financings and capital from joint venture partners. We may also conduct additional public offerings. We expect these resources will be adequate to fund our operating activities, debt service and distributions, which we presently anticipate will grow over time, and will be sufficient to fund our ongoing acquisition activities as well as providing capital for investment in future development and other joint ventures along with potential forward purchase commitments.

For the six months ended June 30, 2006, our financing activities generated approximately $68.7 million, of which approximately $49.9 million was attributable to gross proceeds from our public offering and $23.5 million was attributable to secured mortgages. During the six months ended June 30, 2006, cash generated from operating activities was approximately $173,000. These sources of capital were utilized to fund approximately $36.8 million for investment in real property and deposits.

Results of Operations

Summary

During June 2006, we acquired our first real property asset for a total cost of approximately $36.1 million. The purchase price of the asset was $34.7 million. We paid an acquisition fee to the Advisor of approximately $677,000 and incurred due diligence and acquisition costs of approximately $700,000. The asset was funded by $23.5 million of debt in the form of secured mortgage financing and a combination of proceeds from our public offering and an equity contribution from a joint venture partner. In addition, we acquired real estate securities at a total cost of approximately $4.5 million. The entire balance for the investment in real estate securities had been accrued as securities payable as of June 30, 2006, as the securities were acquired from June 28, 2006 through June 30, 2006 but the corresponding market trades were not settled until July 2006.

As a result of these acquisitions of real property and real estate securities, and due to the fact that the period from April 11, 2005 (inception) through June 30, 2005 did not represent a full six month’s activity, the results of our operations for the three and six month periods ended June 30, 2006 have significant increases compared to our results of operations for the period from April 11, 2005 (inception) through June 30, 2005.

Rental Revenue

The increase in rental revenue of approximately $24,000 is attributable to the acquisition of the Jay Street Office Park. Rental revenue reported for the three and six months ended June 30, 2006 represents revenue for a partial month in June 2006 from the Jay Street Office Park.

Interest Income

Other income increased primarily due to earning approximately $225,000 on cash balances held in interest bearing bank accounts and money market mutual funds during the three month period ended June 30, 2006. Interest income earned from investments in real estate securities is included in other income but was negligible during the period.

Depreciation and Amortization

The increase in depreciation and amortization of investments in real property of approximately $13,000 is a result of a partial month’s depreciation and amortization associated with the acquisition of the Jay Street Office Park.

General and Administrative Expenses

The increase in general and administrative expenses of approximately $63,000 is attributable to the period ended June 30, 2006 containing a full three and six months of operations versus the period from April 11, 2005 (inception) through June 30, 2005 being only a partial period. In addition, we formally commenced business operations during the three months ended June 30, 2006, resulting in increased general and administrative expenses.

Off-Balance Sheet Arrangements

As of June 30, 2006 and December 31, 2005, respectively, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Supplemental Earnings Measures

Funds From Operations

We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider funds from operations, or FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), to be a useful supplemental measure of our operating performance. FFO is defined as net income, calculated in accordance with GAAP, plus real estate-related depreciation and amortization, less gains (or losses) from dispositions of real estate held for investment purposes and adjustments to derive our pro rata share of FFO of consolidated and unconsolidated joint ventures. We consider FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding all operating real estate depreciation and amortization and gains or losses related to sales of previously depreciated operating real estate, FFO can help the investing public compare the operating performance of a company’s real estate between periods or to other companies. The following table presents the calculation of our FFO reconciled from net loss for the three and six months ended June 30, 2006 (amounts in thousands, except per share information).

Calculation of Funds from Operations

	For the three months ended June 30, 2006	For the six months ended June 30, 2006
Net Loss	$(46,787)	$(47,411)
Add:
Depreciation and amortization	12,542	12,542
Less:
Minority interest share of net income (loss)	121	(62,223)
FFO attributable to minority interests	(554)	61,790

Funds from operations attributable to common shares	$(34,678)	$(35,302)

Basic and diluted FFO per common share	$(0.01)	$(0.04)
Weighted average common shares outstanding, basic and diluted	2,368,292	953,588

Subsequent Events

On July 27, 2006, we declared our intention to enter into a joint venture agreement with Dividend Capital Trust Inc., an affiliate of ours, for the acquisition, operation and management of up to $150 million in industrial real property assets to close before the end of the fourth quarter 2006.

On July 28, 2006, our deposited amount of $970,000 into an escrow account in connection with a prospective joint venture and intended acquisition of an office property located in Bala Cynwyd, Pennsylvania became nonrefundable. As of June 30, 2006, this amount was refundable and recorded in deposits in the accompanying consolidated balance sheets. The total approximate acquisition cost for the property is approximately $35.6 million, and is intended to be funded as follows: (i) an equity contribution from us to the joint venture using proceeds from the our public equity offering, (ii) an equity contribution from our prospective joint venture partner to the joint venture and (iii) certain debt financing obtained by the joint venture; however, the debt financing terms have not yet been determined.

Over the period from July 1, 2006 to August 8, 2006, we acquired a total of approximately $11.5 million in real estate securities through purchases in the open market.

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

Critical Accounting Policies

General

In our Form 10-K filed for the period ended December 31, 2005, we discuss the accounting policies that management believes are most “critical” to the presentation of our financial condition and results of operations which require management’s most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. The discussion addresses judgments known to management pertaining to trends, events or uncertainties which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

As of June 30, 2006, the following critical accounting policies have been identified in addition to those set forth in our Form 10-K filed for the period ended December 31, 2005.

Real Property Acquisitions

We capitalize direct costs associated with the acquisition, development or improvement of real property, including acquisition fees paid to our Advisor. Costs associated with acquisition or development pursuits are capitalized as incurred and if the pursuit is abandoned, these costs are expensed in the period in which the pursuit is abandoned. Costs associated with the improvement of our real property assets are also capitalized as incurred. However, costs incurred in making repairs to and for maintaining our real property which do not extend the life of our assets are expensed as incurred.

Upon acquisition, the total cost of a property is allocated to land, building, land improvements, tenant improvements and intangible lease assets and liabilities pursuant to SFAS No. 141, Business Combinations (“SFAS No. 141”). The allocation of the total cost to land, building and land improvements and tenant improvements is based on our estimate of their as-if-vacant fair value based on all available information such as the replacement cost of such assets, appraisals, property condition reports, market data and other related information. Pursuant to SFAS No. 141, the difference between the fair value and the face value of debt assumed in an acquisition is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. The valuation of assumed liabilities is based on the current market rate for similar liabilities. The allocation of the total cost of a property to an intangible lease asset includes the value associated with the in-place leases which may include lost rent, leasing commissions, legal and other costs. In addition, the allocation of the total cost of a property requires allocating costs to an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of the acquisition. Above market lease assets are amortized as a reduction in rental income over the corresponding lease term. Below market lease liabilities are amortized as an increase in rental income over the corresponding lease term. Intangible in-place lease assets are amortized to expense over the remaining corresponding lease term.

In accordance with SFAS No. 141, we are required to write-off any remaining intangible asset and liability balances when a tenant terminates a lease before the stated lease expiration date. There were no write offs during the three or six months ended June 30, 2006.

Real property assets, including land, building, building and land improvements, tenant improvements and leasing costs, and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives as follows:

Description	Standard Depreciable Life
Land	Not depreciated
Building	40 years
Building and land improvements	20 years
Tenant improvements	Over lease term
Lease commissions	Over lease term
Intangible lease assets and liabilities	Average term of leases for property
Above/below market rent assets/liabilities	Over lease term

The table above reflects the standard depreciable lives typically used to compute depreciation and amortization. However, such depreciable lives may be different based on the estimated useful life of such assets or liabilities. The cost of assets sold or retired and the related accumulated depreciation and/or amortization is removed from the accounts and the resulting gain or loss is reflected in operations in the period in which such sale or retirement occurs.

Principles of Consolidation

Due to our control of the Operating Partnership through our sole general partnership interest and the limited rights of the limited partners, the Operating Partnership is consolidated with us and the limited partner interest is reflected as a minority interest in the accompanying consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated in consolidation.

Our consolidated financial statements also include the accounts of Dividend Capital Total Realty Trust Inc. and its consolidated subsidiaries and joint ventures through which we have a controlling interest. In determining whether we have a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, our management considers factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which it will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both.

Our management’s judgments with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a variable interest entity as defined by FIN 46(R) involve consideration of various factors including the form of our ownership interest, the size of our investment (including loans) and our ability to participate in major policy making decisions. Our management’s ability to correctly assess its influence or control over an entity affects the presentation of these investments in our consolidated financial statements and, consequently, our financial position and specific items in our results of operations that are used by our stockholders, lenders and others in their evaluation of us.

Depreciation and Useful Lives of Real Property Assets

We estimate the depreciable portion of our real property assets and their related useful lives for purposes of recording depreciation expense. Our management’s ability to accurately estimate the depreciable portions of our real property assets and their useful lives is critical to the determination of the appropriate amount of depreciation expense recorded and the carrying values of the underlying assets. Any change to the estimated depreciable lives of these assets would have an impact on the depreciation expense we recognize.

Investments in Real Estate Securities

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires the Company to classify its investments in real estate securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its investments in real estate securities until maturity, it may, from time to time, sell any of these assets as part of its overall management of its portfolio. Accordingly, SFAS No. 115 requires the Company to classify all of its current real estate securities assets as available-for-sale. All assets classified as available-for-sale are reported at estimated fair value, based on market prices from independent sources, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity and other comprehensive income (loss).

As of June 30, 2006, all of the Company’s investments in real estate securities were preferred equity securities that are classified as available-for-sale securities on the accompanying consolidated balance sheets. As a result, changes in fair value are recorded as a balance sheet adjustment to accumulated other comprehensive income (loss), which is a component of stockholder’s equity, rather than through our consolidated statements of operations. If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense on our consolidated statements of operations.

In addition, management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on real estate securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to other-than-temporary factors, are recognized in income and the cost basis of the real estate securities is adjusted. As of June 30, 2006, there were no impairment losses recognized on the accompanying consolidated statements of operations.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) which is a revision of SFAS No. 123. SFAS No. 123(R) establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is effective for publicly listed companies for the annual period beginning after December 15, 2005. The adoption of SFAS No. 123(R) requires the unamortized portion of any options issued prior to 2002 to be amortized over the remaining life of those options. We adopted SFAS No. 123(R) on January 1, 2006 and there was no material impact on our financial position, results of operations or cash flows.

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and derecognition, classification of interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We will be required to adopt this interpretation in the first quarter of 2007. We are currently evaluating the requirements of FIN 48. We do not believe such adoption will have a material impact on our financial position, results of operations or cash flows.

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

As of June 30, 2006, we did not have any variable interest rate debt and we had not entered into any hedging arrangements.

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

In the event that our stockholders seek to redeem all of their shares of our common stock, shares of our common stock purchased pursuant to our distribution reinvestment plan may be excluded from the foregoing one-year holding period requirement, in the discretion of the board of directors. In addition, for purposes of the one-year holding period, holders of OP Units who exchange their OP Units for shares of our common stock shall be deemed to have owned their shares as of the date they were issued their OP Units. The board of directors reserves the right in its sole discretion at any time and from time to time to (a) waive the one-year holding period in the event of the death or disability (as such term is defined in the Code) of a stockholder, as well as the annual limitation discussed below, (b) reject any request for redemption for any reason or no reason, or (c) reduce the number of shares of our common stock allowed to be purchased under the share redemption program. At any time we are engaged in an offering of shares of our common stock, the per share price for shares of our common stock redeemed under our redemption program will never be greater than the then-current offering price of our shares of our common stock sold in the primary offering. We are not obligated to redeem shares of our common stock under the share redemption program. We presently intend to limit the number of shares to be redeemed during any consecutive twelve month period to no more than five percent of the number of shares of common stock outstanding at the beginning of such twelve month period. The aggregate amount of redemptions under our share redemption program is not expected to exceed the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not sufficient to fund redemption requests pursuant to the five percent limitation outlined above, the board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock. Such sources of funds could include cash on hand, cash available from borrowings and cash from liquidations of securities investments as of the end of the applicable quarter, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders or purchases of real property or real estate securities. The board of directors may also increase the annual limit above five percent but, in any event, the number of shares of our common stock that we may redeem will be limited by the funds available from purchases pursuant to our distribution reinvestment plan, cash on hand, cash available from borrowings and cash from liquidations of securities investments as of the end of the applicable quarter.

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

As of June 30, 2006, we had not redeemed any shares of common stock pursuant to our share redemption program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a.	Exhibits

10.8	Purchase Agreement between an affiliate of Westcore Properties AC, LLC and Jay Street, LLC.

10.9	Assignment of Purchase Agreement to Westcore Jay Partners, a joint venture between affiliates of Westcore Properties AC, LLC and Dividend Capital Total Realty Trust Inc.

10.10

Promissory note secured by deed of trust between a joint venture entered into between a wholly-owned subsidiary of Dividend Capital Total Realty Trust Inc. and an affiliate of Westcore Properties AC, LLC, and Wachovia Bank, N.A.

10.11	Management Agreement between a joint venture entered into between a wholly-owned subsidiary of Dividend Capital Total Realty Trust Inc. and an affiliate of Westcore Properties AC, LLC, and Wellcorp Properties, LLC

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

Date: August 11, 2006	/s/ MARC J. WARREN
Marc J. Warren
President

Date: August 11, 2006	/s/ JAMES R. GIULIANO, III
James R. Giuliano
Chief Financial Officer

EXHIBIT INDEX

10.8	Purchase Agreement between an affiliate of Westcore Properties AC, LLC and Jay Street, LLC.

10.9	Assignment of Purchase Agreement to Westcore Jay Partners, a joint venture between affiliates of Westcore Properties AC, LLC and Dividend Capital Total Realty Trust Inc.

10.10

Promissory note secured by deed of trust between a joint venture entered into between a wholly-owned subsidiary of Dividend Capital Total Realty Trust Inc. and an affiliate of Westcore Properties AC, LLC, and Wachovia Bank, N.A.

10.11	Management Agreement between a joint venture entered into between a wholly-owned subsidiary of Dividend Capital Total Realty Trust Inc. and an affiliate of Westcore Properties AC, LLC, and Wellcorp Properties, LLC

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer