Form 10-Q
period 2006-09-30
Dividend Capital Total Realty Trust Inc.
filed 2006-11-14
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒               Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

☐                  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to                     .

Commission File No. 333-125338

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

(Exact name of registrant as specified in its charter)

Maryland	30-0309068
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

518 Seventeenth Street, 17th Floor
Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

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

As of October 31, 2006, 15,076,092 shares of common stock of Dividend Capital Total Realty Trust Inc., par value $0.01 per share, were outstanding.

Dividend Capital Total Realty Trust Inc. and Subsidiaries

Index to Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:
Consolidated Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005

Consolidated Statements of Operations for the three months and nine months ended September 30, 2006 and for the three months ended September 30, 2005 and the period from April 11, 2005 (Inception) through September 30, 2005 (unaudited)

Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income for the nine months ended September 30, 2006 (unaudited)
Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and for the period from April 11, 2005 (Inception) through September 30, 2005 (unaudited)
Notes to Consolidated Financial Statements (unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosure About Market Risk
Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS

DIVIDEND CAPITAL TOTAL REALTY TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Investments in real property:
Land	$29,977,947	$—
Building and improvements	51,615,322	—
Accumulated depreciation	(164,899)	—
Total net investments in real property	81,428,370	—
Investments in real estate securities	26,400,655
Debt and debt-related investments	5,758,944	—
Cash and cash equivalents	17,923,588	2,436
Restricted cash	320,023	—
Account receivable, related party—organizational and offering costs	—	200,629
Subscriptions receivable	13,085,332	—
Intangible lease assets, net	12,985,031	—
Other assets, net	1,444,587	—
Total Assets	$159,346,530	$203,065
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses (including $1,529,732 due to affiliates)	$2,416,183	$—
Dividends payable	1,067,650	—
Short term borrowings	500,000
Mortgage notes	47,500,000	—
Intangible lease liability, net	1,626,170	—
Other liabilities	573,136	—
Total Liabilities	53,683,139	—

Minority Interests	2,915,738	201,064
Stockholders’ Equity:
Preferred shares, $0.01 par value. 200,000,000 shares authorized none outstanding	—	—
Common shares, $0.01 par value. 1,000,000,000 shares authorized, 11,482,704 and 200 shares issued and outstanding, as of September 30, 2006 and December 31, 2005,
respectively	114,827	2
Additional paid-in-capital	103,323,739	1,998
Distributions in excess of earnings	(1,348,507)	1
Accumulated other comprehensive income	657,594	—
Total Stockholders’ Equity	102,747,653	2,001
Total Liabilities and Stockholders’ Equity	$159,346,530	$203,065

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

				For the Period from
	For the Three	For the Three	For the Nine	April 11, 2005
	Months Ended	Months Ended	Months Ended	(Inception) through
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
REVENUE:
Rental revenue	$1,336,596	$—	$1,360,996	$—
Debt and securities income	305,165	—	305,165	—
Gain on sale of securities	28,262	—	28,262	—
Interest income	454,840	1	679,832
Total Revenue	2,124,863	1	2,374,255	63

EXPENSES:
Rental expense	$408,746	$—	$410,996	$—
Depreciation and amortization	554,452	—	566,994	—
General and administrative expenses	365,725	—	689,835	—
Asset management fees, related party	202,638	—	222,761	—
Total Expenses	1,531,561	—	1,890,586	—
Operating Income	593,302	1	483,669	63
Other Expenses:
Interest expense	521,595	—	521,595	—
Net Income (Loss) Before Minority Interests	71,707	1	(37,926)	63
Minority Interests	3,404	(1)	65,626	(62)

NET INCOME	$75,111	$—	$27,700	$1

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	7,657,121	200	3,332,612	200
Diluted	7,677,121	200	3,352,612	200
NET INCOME PER COMMON SHARE
Basic	$0.01	$—	$0.01	$0.01
Diluted	$0.01	$—	$0.01	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

OTHER COMPREHENSIVE INCOME

For the nine months ended September 30, 2006

(Unaudited)

					Accumulated
	Common Shares		Additional	Distributions in	Other	Total
			Paid-in	Excess of	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balances, December 31, 2005	200	$2	$1,998	$1	$—	$2,001

Comprehensive income:
Net income	—	—	—	27,700	—	27,700
Net unrealized gain from available-for-sale securities Comprehensive income	—	—	—	—	657,594	657,594
						685,294
Issuance of common shares, net of offering costs	11,482,504	114,825	103,317,496	—	—	103,432,321
Amortization of stock options	—	—	4,245	—	—	4,245
Dividends on common shares	—	—	—	(1,376,208)	—	(1,376,208)
Balances, September 30, 2006	11,482,704	$114,827	$103,323,739	$(1,348,507)	$657,594	$102,747,653

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the Period from
	For the Nine	April 11, 2005
	Months Ended	(Inception) through
	September 30, 2006	September 30, 2005
OPERATING ACTIVITIES:
Net income	$27,700	$1
Minority interest share of net income	(65,626)	62
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate depreciation and amortization	566,994	—
Other depreciation and amortization	30,695	—
Gain on sale of securities	(28,262)	—
Amortization of deferred stock compensation	4,245	—
Changes in operating assets and liabilities:
Increase in restricted cash	(320,023)	—
Increase in other assets	(1,197,976)	—
Increase in accounts payable and accrued expenses	2,416,183	—
Increase in other liabilities	573,136	—
Net cash provided by operating activities	2,007,066	63

INVESTING ACTIVITIES:
Investment in real property	(95,079,197)	—
Increase in deferred acquisition costs	(95,559)	—
Investment in real estate securities	(26,686,389)	—
Proceeds from sale of real estate securities	971,590	—
Investment in debt and debt-related investments	(5,758,944)	—
Increase in intangible lease liability	1,697,399	—
Net cash used in investing activities	(124,951,100)	—

FINANCING ACTIVITIES:
Decrease (increase) in accounts receivable, related party- organizational and offering costs	200,629	(200,629)
Short-term borrowings	500,000	—
Mortgage notes	47,500,000	—
Increase in deferred loan costs	(154,174)	—
Increase in subscriptions receivable	(13,085,332)	—
Proceeds from minority interest contributions	2,780,300	201,000
Proceeds from sale of common stock	112,966,909	2,000
Offering cost for issuance of common stock, related party	(9,715,357)	—
Cash distributions to common stockholders	(127,789)	—
Net cash provided by financing activities	140,865,186	2,371
	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	17,921,152	2,434

CASH AND CASH EQUIVALENTS, beginning of period	2,436	—
CASH AND CASH EQUIVALENTS, end of period	$17,923,588	$2,434

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$395,677	$—
Amount issued pursuant to the distribution reinvestment plan	$180,769	$—

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                       ORGANIZATION

Dividend Capital Total Realty Trust Inc. (the “Company”) is a Maryland corporation formed on April 11, 2005 to invest in a diverse portfolio of real properties and real estate securities. The Company’s targeted investments include direct investments in real properties, consisting of high-quality office, industrial, retail, multifamily and other properties, primarily located in North America, and investments in real estate securities including securities issued by other real estate companies, mortgage notes secured by real estate and other securities. As used herein, “the Company,” “we” and “us” refer to Dividend Capital Total Realty Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires.

The Company operates in a manner intended to allow it to qualify as a real estate investment trust, or “REIT,” for federal income tax purposes. The Company utilizes an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of its properties and securities through an operating partnership, Dividend Capital Total Realty Operating Partnership LP, (the “Operating Partnership”).

On April 25, 2005, the Company sold 200 shares of common stock to an affiliate of Dividend Capital Total Advisors LLC (the “Advisor”) at a price of $10 per share. The Company subsequently contributed $2,000 to the Operating Partnership and is the sole general partner.

On May 4, 2005, the Operating Partnership issued 20,000 Operating Partnership Units (“OP Units”) to the Advisor in exchange for $200,000 representing an approximate 99% limited partnership interest. On May 4, 2005, the Operating Partnership issued 100 Special Units (see Note 9) to Dividend Capital Total Advisors Group LLC, the parent of the Advisor, in exchange for $1,000. As of September 30, 2006 the Operating Partnership was approximately 0.3% owned by the Advisor and the parent of the Advisor and approximately 99.7% owned by the Company. The holders of OP Units have the right to convert their OP Units into cash or, at the option of the Company, into an equal number of shares of common stock of the Company, or a combination of both, as allowed by the Operating Partnership Agreement. The remaining rights of the holders of OP Units are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the Operating Partnership’s assets.

The Company commenced its operations in conjunction with the closing of its first real estate acquisition on June 28, 2006 and as a result the consolidated financial statements of the Company are no longer presented as a development stage enterprise.

2.                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our audited consolidated financial statements as of December 31, 2005 and related notes thereto as filed on Form 10-K on April 25, 2006.

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

Our management’s judgments with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a variable interest entity as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (R), Consolidation of Variable Interest Entities (“FIN 46(R)”), involve consideration of various factors including the form of our ownership interest, the size of our investment (including loans) and our ability to participate in major policy making decisions. Our management’s ability to correctly assess its influence or control over an entity affects the presentation of these investments in our consolidated financial statements and, consequently, our financial position and specific items in our results of operations that are used by our stockholders, lenders and others in their evaluation of us.

Investments in Real Property

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

Upon acquisition, the total cost of a property is allocated to land, building, building and land improvements, tenant improvements and intangible lease assets and liabilities pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”). The allocation of the total cost to land, building and land improvements and tenant improvements is based on our estimate of their as-if vacant fair value based on all available information such as the replacement cost of such assets, appraisals, property condition reports, market data and other related information. Pursuant to SFAS No. 141, the difference between the fair value and the face value of debt assumed in an acquisition is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. The valuation of assumed liabilities is based on the current market rate for similar liabilities. The allocation of the total cost of a property to an intangible lease asset includes the value associated with the in-place leases which may include lost rent, leasing commissions, legal and other costs. In addition, the allocation of the total cost of a property requires allocating costs to an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of the acquisition. For the three months ended September 30, 2006, we recognized upon acquisition gross additional intangible assets for acquired in-place leases, above market leases, and intangible liabilities for acquired below market leases, of approximately $10.2 million, $377,000, and $1.4 million, respectively. For the nine months ended September 30, 2006, we recognized upon acquisition gross additional intangible assets for acquired in-place leases, above market leases, and intangible liabilities for acquired below market leases, of approximately $12.1 million, $1.4 million, and $1.7 million, respectively. Above market lease assets are amortized as a reduction in rental income over the corresponding lease term. Below market lease liabilities are amortized as an increase in rental income over the corresponding lease term. Intangible in-place lease assets are amortized to expense over the remaining corresponding lease term.  For the three and nine months ended September 30, 2006, the Company amortized approximately $96,000 and $99,000 of above-market lease assets, $69,000 and $71,000 of below market lease liabilities, and $394,000 and $402,000, of intangible in-place lease assets, respectively.

In accordance with SFAS No. 141, we are required to write-off any remaining intangible asset and liability balances when a tenant terminates a lease before the stated lease expiration date. There were no write-offs during the three or nine months ended September 30, 2006.

Real property assets, including land, building, building and land improvements, tenant improvements and leasing costs, and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives as follows:

Description	Standard Depreciable Life
Land	Not depreciated
Building	40 years
Building and land improvements	20 years
Tenant improvements	Over lease term
Lease commissions	Over lease term
Intangible lease assets and liabilities	Over lease term
Above/below market rent assets/liabilities	Over lease term

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

Revenue Recognition

We record rental revenue for the full term of each lease on a straight-line basis. Certain properties have leases that provide for customer occupancy during periods that no rent is due or where minimum rent payments increase during the term of the lease. Accordingly, we record a receivable from customers for rent that we expect to collect over the remaining lease term rather than currently, which will be recorded as straight-line rents receivable. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. For the three and nine months ended September 30, 2006, the total increase to rental revenues due to straight-line rent adjustments was approximately $84,000 and $85,000, respectively

In connection with real property acquisitions, we may acquire leases with rental rates above and/or below the market rental rates. Such differences are recorded as an intangible asset or liability pursuant to SFAS No. 141 and amortized to rental revenues over the life of the respective leases. For the three and nine months ended September 30, 2006, the total net decrease to rental revenues due to the amortization of above and below market rents was approximately $27,000 and $28,000, respectively.

The following table presents the amortization during the next five years related to the acquired in-place lease intangibles, acquired above market lease costs and the below market lease costs for properties owned at September 30, 2006.

Future Approximate Amortization of Acquired In-Place Lease Intangibles, Acquired Above Market Lease Costs, and

Below Market Lease Costs

Amortization	2006 (1)	2007	2008	2009	2010	2011 and thereafter

Acquired above market lease costs	$ (111,000)	$ (451,000)	$ (429,000)	$ (268,000)	$ (30,000)	$ (41,000)
Acquired below market lease costs	89,000	299,000	274,000	167,000	157,000	640,000
Net rental income increase (decrease)	$ (22,000)	$ (152,000)	$ (155,000)	$ (101,000)	$ 127,000	$ 599,000

Acquired in-place lease intangibles	$ (704,000)	$ (2,503,000)	$ (2,179,000)	$ (1,449,000)	$ (1,054,000)	$ (3,766,000)

(1)                   Includes three months remaining in 2006.

Investments in Real Estate Securities

Investments in real estate securities consist primarily of securities such as common equities, preferred equities, convertible preferred securities, commercial mortgage backed securities, collateralized debt obligations and other related securities types. SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), requires the Company to classify its investments in real estate securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its investments in real estate securities until maturity, it may, from time to time, sell any of these assets as part of its overall management of its portfolio. Accordingly, SFAS No. 115 requires the Company to classify all of its real estate securities assets as available-for-sale. All assets classified as available-for-sale are reported at estimated fair value, based on market prices from independent sources, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity and other comprehensive income (loss).

As of September 30, 2006, all of the Company’s investments in real estate securities were classified as available-for-sale on the accompanying consolidated balance sheets. The Company’s investments in real estate securities were comprised entirely of (1) preferred equity securities and (2) commercial mortgage-backed securities. As a result, changes in fair value are recorded as a balance sheet adjustment to accumulated other comprehensive income, which is a component of stockholders’ equity, rather than through our consolidated statements of operations. If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense on our consolidated statements of operations.

In addition, management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on real estate securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to other-than-temporary factors, are recognized in income and the cost basis of the real estate securities is adjusted. As of September 30, 2006, there were no impairment losses recognized on the accompanying consolidated statements of operations.

Debt and Debt-Related Investments

Debt and debt-related investments consist primarily of real estate related whole mortgage loans, participating mortgage loans, B-notes, mezzanine debt, bridge loans, and other debt-related investment types. As of September 30, 2006, the Company’s entire balance of debt-related investments consisted of one senior participating interest in a mortgage loan that is classified as held for investment.  Mortgage loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loan or investment is deemed to be impaired.

Specific valuation allowances are established for impaired mortgage loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral is determined by selecting the most appropriate valuation methodology, or methodologies, among several generally available and accepted in the commercial real estate industry. The determination of the most appropriate valuation methodology is based on the key characteristics of the collateral type. These methodologies include the evaluation of operating cash flow from the property during the projected holding period, and the estimated sales value of the collateral computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, all of which are discounted at market discount rates.

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses. As of September 30, 2006 we had not made an allowance for a provision for loan loss.

 Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments such as money market mutual funds or investments purchased with original maturities of three months or less.

Restricted Cash

Restricted cash consists primarily of property-related escrow accounts.

Subscriptions Receivable

Subscriptions receivable consists of subscriptions to purchase shares of our common stock through our public offering (see Note 7) as of September 30, 2006, for which we had not yet received the cash proceeds. The Company records subscriptions receivable in accordance with Emerging Issues Task Force Issue No. 85-1, Classifying Notes Received for Capital Stock, as the cash proceeds were collected subsequent to the period ended September 30, 2006.

Stock-Based Compensation

On January 12, 2006, the Company adopted a stock-based equity incentive plan (see Note 10). As of September 30, 2006, the Company had granted 30,000 options to its independent directors pursuant to the equity incentive plan. The Company accounts for its equity incentive plan under the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) and its related interpretations. Options granted under our equity incentive plan are valued using the Black-Scholes option-pricing model and are amortized to salary expense on a straight-line basis over the period during which the right to exercise such options fully vests. Such expense is included in general and administrative expenses on the accompanying consolidated statements of operations.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income as reported in the accompanying consolidated statement of stockholders’ equity and other comprehensive income consists of changes in the fair value of available-for-sale real estate securities investments.

Basic and Diluted Net Income per Common Share

Basic net income per common share is determined by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share includes the effects of potentially issuable common stock, but only if dilutive, including the presumed exchange of OP Units (see Note 11) for common stock.

Income Taxes

The Company expects to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”), as amended, for the taxable year ending December 31, 2006. As a REIT, the Company generally will not be subject to federal income taxes on net income that it distributes to its stockholders. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements.

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R) which is a revision of SFAS No. 123. SFAS No. 123(R) establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is effective for publicly listed companies for the annual period beginning after December 15, 2005. The adoption of SFAS No. 123(R) requires the unamortized portion of any options issued prior to 2002 to be amortized over the remaining life of those options. We adopted SFAS No. 123(R) on January 1, 2006 and there was no material impact on our financial position, results of operations or cash flows.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and derecognition, classification of interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We will be required to adopt this interpretation in the first quarter of 2007. We are currently evaluating the requirements of FIN 48. We do not believe such adoption will have a material impact on our financial position, results of operations or cash flows.

3.                       INVESTMENTS IN REAL PROPERTY

Acquisition Activity

During the nine months ended September 30, 2006, we acquired three office and office/R&D properties located in two geographic markets, aggregating approximately 494,000 net rentable square feet for a total acquisition cost of approximately $93.4 million, which includes acquisition fees paid to our Advisor.  These properties were acquired using a combination of net proceeds from our public offerings and debt financing.

Acquisitions During the Three Months Ended September 30, 2006

Bala Pointe Office Centre

On August 28, 2006, a joint venture (the “Bala Pointe Joint Venture”) between a wholly-owned subsidiary of the Company and an affiliate of Amerimar Enterprises, Inc (“Amerimar”), acquired a fee interest in Bala Pointe Office Centre (“Bala Pointe”), an office property located in Bala Cynwyd, Pennsylvania. The total acquisition cost of the property was approximately $36.1 million (consisting of an approximately $34.9 million purchase price plus additional due diligence costs, an acquisition fee paid to the Advisor (see Note 8), and other closing costs)  and was paid for through a combination of (i) an equity contribution from the Company to the Bala Pointe Joint Venture using proceeds from the Company’s public equity offering, (ii) an equity contribution from Amerimar to the Bala Pointe Joint Venture and (iii) debt financing obtained by the

Bala Pointe Joint Venture (See Note 6).  As of September 30, 2006, the Company had a 97.0% equity interest in the Bala Pointe Joint Venture.  Bala Pointe consists of 172,894 net rentable square feet and was 91.5% leased upon acquisition.

Lundy Avenue Research Park

On September 28, 2006, a joint venture (the “Lundy Avenue Joint Venture”) between a wholly-owned subsidiary of the Company and an affiliate of Westcore Properties AC, LLC (“Westcore”), acquired a fee interest in Lundy Avenue Research Park (“Lundy Avenue”), an office/R&D property located in San Jose, California. The total acquisition cost of the property was approximately $21.5 million (consisting of an approximately $19.8 million purchase price plus additional due diligence costs, an acquisition fee paid to the Advisor (see Note 8),  and other closing costs) and was paid for through a combination of (i) an equity contribution from the Company to the Lundy Avenue Joint Venture using proceeds from the Company’s public equity offering and (ii) an equity contribution from Westcore to the Lundy Avenue Joint Venture. As of September 30, 2006, the Company had a 90.0% equity interest in the Lundy Avenue Joint Venture.  Lundy Avenue consists of three buildings comprising 177,749 net rentable square feet and was 100% leased to a single tenant upon acquisition.

The acquisition of Bala Pointe and Lundy Avenue and results of operations from their respective joint ventures are consolidated and reflected in the Company’s accompanying consolidated financial statements for the three and nine months ended September 30, 2006.

The below table summarizes the Company’s consolidated investments in real property as of September 30, 2006.

						Intangible	Total
				Building and	Intangible	Lease	Acquisition
Property	Market	Sector	Land	Improvements	Lease Assets	Liabilities	Costs
Jay Street	Bay Area, CA	Office	$ 13,859,000	$ 19,343,000	$ 2,935,000	$ (344,000)	$ 35,793,000
Bala Pointe	Philadelphia, PA	Office	10,137,000	20,353,000	6,973,000	(1,353,000)	36,110,000
Lundy Avenue	Bay Area, CA	Office/R&D	5,982,000	11,920,000	3,578,000	—	21,480,000
		Total	$ 29,978,000	$ 51,616,000	$ 13,486,000	$ (1,697,000)	$ 93,383,000

4.             INVESTMENTS IN REAL ESTATE SECURITIES

Acquisition of Real Estate Securities

During the three and nine months ended September 30, 2006, the Company acquired real estate securities classified as available-for-sale through purchases in the open market with an aggregate cost of approximately $22.2 million and $26.7 million, respectively. These purchases consisted of (1) preferred equity securities of various real estate operating companies and real estate investment trusts primarily in the retail, office, multifamily lodging and diversified real estate sectors with an approximate cost of $16.6 million and $21.1 million for the three and nine months ended September 30, 2006, respectively and (2) commercial mortgage-backed securities with an approximate cost of $5.6 million for the three and nine months ended September 30, 2006. The total cost of these purchases was paid for using net proceeds from the Company’s public offering (see Note 7).

As of September 30, 2006, the fair market value of these available-for-sale securities, net of dispositions (see below), was approximately $26.4 million. For the three and nine months ended September 30, 2006, there was an unrealized gain of approximately $659,000 and $658,000 for the three and nine months ended September 30, 2006 attributable to these investments.

Disposition of Real Estate Securities

During the three and nine months ended September 30, 2006, the Company sold one preferred equity security with an approximate historical cost of $943,000.  The Company sold the preferred equity security for approximate proceeds of $971,000 and a realized gain of approximately $28,000, which is included in the accompanying consolidated statements of operations.

5.             DEBT AND DEBT-RELATED INVESTMENTS

During the three months ended September 30, 2006, the Company acquired a senior participation interest in a mortgage loan to a commercial developer located in the Northeast region of the United States.  The Company’s interest in the loan had a historical cost of approximately $5.8 million as of September 30, 2006.  The loan is a floating rate, interest-only loan that earns interest at a rate of one-month LIBOR plus 325 basis points (8.57% as of September 30, 2006). The loan is a full recourse loan with an expected maturity of December 2007.  The Company also received a loan origination fee from the borrower of approximately $41,000 that will be amortized to earnings over the expected term of the loan.

Under a loan agreement with the borrower, the Company has a conditional obligation to fund additional borrowings of approximately $2.6 million over the term of the loan.

As of September 30, 2006, no allowances were made for the potential impairment of this investment.

6.                       CONSOLIDATED DEBT

As of September 30, 2006, the total acquisition cost of all our consolidated properties was approximately $93.4 million, and the total acquisition cost of all properties securing our consolidated fixed rate mortgage debt was approximately $71.9 million.  Our consolidated secured mortgage debts have various compliance requirements.  We are currently in compliance with all of these requirements.

Secured Mortgage Financings

In conjunction with the acquisition of Bala Pointe (see Note 3), the Bala Pointe Joint Venture entered into a secured mortgage loan agreement with an independent, third-party commercial lender on August 24, 2006. The term of the mortgage loan is 30 years, consisting of an initial term of 10 years during which payments are interest only followed by an extended term of 20 years during which payments are due pursuant to an amortization schedule. Pursuant to the mortgage loan, the Bala Pointe Joint Venture received loan proceeds of $24.0 million in the form of a promissory note at a 5.89% fixed interest rate. The promissory note for the loan is non-recourse to the Bala Pointe Joint Venture or the Company and is prepayable in whole subject to certain yield maintenance provisions until three months prior to the 10th anniversary of the date of the loan agreement, after which the promissory note may be prepaid without penalty.

The below table summarizes the terms of our consolidated secured mortgage financings as of September 30, 2006.

		Stated Interest		Outstanding
Property	Issuance Date	Rate	Maturity Date	Balance
Jay Street	June 2006	6.05%	July 2016	$ 23,500,000
Bala Pointe	August 2006	5.89%	September 2016	24,000,000
Weighted average/total		5.97%		$ 47,500,000

Short Term Borrowings

In July 2006, the Company established a securities margin account with an independent, third-party commercial lender intended to enable the Company to borrow funds for various purposes secured by certain of its real estate securities investments.  Pursuant to this securities margin account, the Company was given the capacity to borrow up to 50% of the market value of any eligible real estate security held in the account, capped at a maximum borrowing amount of $40 million.  Borrowings associated with this securities margin account are charged interest at a rate of one-month LIBOR plus 50 basis points (5.82% as of September 30, 2006).  As of September 30, 2006, the Company had borrowed a total of $500,000 pursuant to this securities margin account.  The total amount borrowed is secured by approximately $1.0 million of the Company’s investments in real estate securities.

Amortization of Loan Costs

Our interest expense for the three and nine months ended September 30, 2006 includes approximately $3,000 due to the amortization of loan costs associated with our consolidated secured mortgage financings.

7.                       PUBLIC OFFERING

On May 27, 2005, the Company filed a registration statement with the Securities and Exchange Commission on Form S-11 in connection with a public offering of its common stock. The registration statement was subsequently declared effective on January 27, 2006. Pursuant to this registration statement, the Company is offering for sale up to $2.0 billion in shares of common stock, 75% of which is being offered to investors at a price of $10.00 per share, and 25% of which is being offered to participants in the Company’s distribution reinvestment plan at a price of $9.50 per share (the “Offering”). The

Company has the right to reallocate the shares of common stock offered between the Company’s primary offering and the Company’s distribution reinvestment plan. Dividend Capital Securities LLC (the “Dealer Manager”) is providing dealer manager services in connection with the Offering. The Offering is a best efforts offering, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in the offering but will use its best efforts to sell the shares of common stock. The Offering is also a continuous offering that will end no later than two years from the date of the prospectus, unless it is extended in states that permit such an extension. However, in certain states the offering may continue for just one year unless the offering period is renewed for up to one additional year.

The Company had issued and sold approximately 6.4 million and 11.5 million shares of common stock for the three and nine months ended September 30, 2006, respectively.  The Company had received gross proceeds of approximately $63.2 million and $113.1 million from the issuance of these shares of common stock for the three and nine months ended September 30, 2006, respectively.  The net proceeds from the sale of these securities were transferred to our operating partnership on a one-for-one basis for operating partnership units. Our operating partnership has used these proceeds to fund the acquisition of real property, real estate securities and debt-related investments.

8.                       RELATED PARTY TRANSACTIONS

Our Advisor

Our day-to-day activities are managed by our Advisor, an affiliate, under the terms and conditions of an advisory agreement. Our Advisor is considered to be a related party as certain indirect owners and employees of our Advisor serve as our executives. The responsibilities of our Advisor include the selection of our real property and real estate securities investments, the negotiations for these investments, the asset management of these investments and the selection of prospective joint venture partners.

We have entered into an advisory agreement with our Advisor pursuant to which we pay certain acquisition fees to the Advisor. For each real property acquired in the operational stage, the acquisition fee will be an amount equal to 2.0% of the purchase price of the property, until such time as we have invested an aggregate amount of $500 million in properties acquired in the operational stage, at which time the acquisition fee will be reduced to up to 1.0% for properties acquired thereafter. For each real property acquired prior to or during the development or construction stage, the acquisition fee will be an amount equal to up to 4.0% of the total project cost (which will be the amount actually paid or allocated to the purchase, development, construction or improvement of a property exclusive of acquisition fees and acquisition expenses). During the three month and nine months ended September 30, 2006, our Advisor earned approximately $1.0 million and $1.7 million, respectively, in acquisition fees which are accounted for as part of the historical cost of the acquired properties.

We pay our Advisor an asset management fee in connection with the asset and portfolio management of both real property and real estate securities assets. For the nine months ended September 30, 2006, for real property assets, the asset management fee consisted of: (i) a monthly fee equal to one twelfth of 0.5% of the aggregate cost (before non-cash reserves and depreciation) of all real property assets within our portfolio; (ii) a monthly fee equal to 8.0% of the aggregate monthly net operating income derived from all real property assets within our portfolio; and (iii) a fee of 1.0% of the sales price of individual real property assets upon disposition. For the nine months ended September 30, 2006, for securities assets (including debt and debt-related investments), the asset management fee consists of a monthly fee equal to one twelfth of 1.0% of the aggregate value of the securities assets within our portfolio. For the three and nine months ended September 30, 2006, our Advisor earned approximately $203,000 and $223,000, respectively, in asset management fees which are accounted for as an expense on the accompanying consolidated statements of operations.  The Company did not have any assets that would have resulted in asset management fees during the three and nine months ended September 30, 2005.

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

Offering costs incurred in connection with the issuance of equity securities are deducted from stockholders’ equity, and organizational costs associated with the formation of the Company are expensed as incurred and are included as part of general and administrative expenses in the accompanying consolidated statements of operations.

As of September 30, 2006, our Advisor had incurred, in aggregate, approximately $18,000 of organizational costs. We had reimbursed our Advisor the entire amount of such costs.

During the three and nine months ended September 30, 2006, we incurred offering costs that are reimbursable to our Advisor of approximately $945,000 and $1.7 million, respectively. Of these amounts, we had accrued approximately $203,000 in such reimbursable offering costs as of September 30, 2006. This amount is included in the accompanying consolidated balance sheets as accounts payable and accrued expenses. As of September 30, 2006 the Advisor had incurred approximately $6.2 million in reimbursable offering costs.  Approximately $4.5 million of these reimbursable offering costs incurred by the Advisor are not reflected in the accompanying consolidated balance sheets of the Company due to the fact that the Company is not obligated to reimburse these costs to the Advisor until the corresponding aggregate gross offering proceeds are raised in our public offering of common stock.

In addition to the reimbursement of organizational and offering costs, we are also obligated, subject to certain limitations, to reimburse our Advisor for certain other expenses incurred on our behalf for providing services contemplated in the Advisory agreement, provided that the Advisor does not receive a specific fee for the activities which generate the expenses to be reimbursed. For the three months and nine months ended September 30, 2006, we reimbursed the Advisor approximately $46,000 and $106,000, respectively, for such costs. Such reimbursements are included as general and administrative expenses in the accompanying consolidated statements of operations.

The Dealer Manager

We have entered into a dealer manager agreement with Dividend Capital Securities, LLC, (the “Dealer Manager”) pursuant to which we pay a dealer manager fee of up to 2.5% of gross offering proceeds raised pursuant to our initial public offering of common stock to the Dealer Manager as compensation for managing the offering. The Dealer Manager may re-allow a portion of such fees to broker-dealers who participate in the offering. We also pay up to a 6.0% sales commission of gross offering proceeds raised pursuant to our initial public offering of common stock. As of September 30, 2006, all sales commissions had been re-allowed to participating broker-dealers. For the three and nine months ended September 30, 2006, we incurred fees payable to the Dealer Manager of approximately $1.6 and $2.9 million, respectively, for dealer manager fees and approximately $3.0 and $5.1 million for sales commissions. Such amounts are considered a cost of raising capital and as such are included as a reduction of additional paid-in capital on the accompanying consolidated balance sheets.  Of these costs, we accrued approximately $345,000 for dealer manager fees and $549,000 for sales commissions as of September 30, 2006, respectively.  These amounts are included in the accompanying consolidated balance sheets as accounts payable and accrued expenses.

Dividend Capital Investments and DCT Industrial Trust

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

As of September 30, 2006, our Advisor had entered into a product specialist agreement with Dividend Capital Investments LLC (“DCI”) in connection with investment management services related to our investments in real estate securities assets. Pursuant to this agreement, a portion of the asset management fee that our Advisor receives from us related to securities investments will be reallowed to DCI in exchange for services provided.

As of September 30, 2006, our Advisor had announced its intentions to enter into a product specialist agreement with DCT Industrial Trust Inc. (“DCT”), previously known as Dividend Capital Trust Inc., in connection with acquisition and asset management services related to our industrial real property investments. Pursuant to this prospective agreement, a portion of the acquisition and asset management fees that our Advisor receives from us related to specific industrial real property investments are anticipated to be reallowed to DCT in exchange for services provided.

In addition, on September 1, 2006, the Company, through TRT Industrial Fund I LLC, the Company’s indirect wholly-owned subsidiary, entered into a joint venture agreement (“DCT Joint Venture I”) with DCT Industrial Fund II LLC, an indirect wholly-owned subsidiary of DCT, for the acquisition, operation and management of up to $150 million in industrial real property assets (the “Industrial Portfolio”) to be acquired prior to December 31, 2006.

Acquisitions pursuant to DCT Joint Venture I will generally be funded from a combination of the following: (i) an equity contribution from the Company to DCT Joint Venture I (in an amount not less than approximately 90% of DCT Joint Venture I’s required equity capitalization) using proceeds from the Company’s public equity offering, (ii) an equity contribution from DCT to DCT Joint Venture I (in an amount up to 10% of DCT Joint Venture I’s required equity capitalization), (iii) secured debt financing to be obtained by DCT Joint Venture I with a targeted loan-to-value of no less than 55% and no more than 75% and/or (iv) short-term borrowings pursuant to the Company’s REPO facility (see Note 12). The purchase price of each asset in the Industrial Portfolio is subject to majority approval by the Company’s independent directors.

The term of DCT Joint Venture I is eight (8) years and contains certain liquidation provisions, as well as certain termination rights should either of the parties fail to perform its obligations thereunder. In connection with DCT Joint Venture I, the Company has granted to DCT, subject to certain exceptions, exclusivity rights that will generally restrict the Company from (a) pursuing similar agreements with other industrial operating partners within the United States during the term of DCT Joint Venture I and (b) directly acquiring or developing industrial assets within the United States during the term of DCT Joint Venture I. The agreement is also contains provisions for entering into two additional joint venture agreements under similar terms for the calendar years 2007 and 2008.

As of October 31, 2006, the Company had acquired six properties pursuant to DCT Joint Venture I (see note 12).

9.                       SPECIAL UNITS

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

10.                EQUITY INCENTIVE PLAN

We have adopted an equity incentive plan which we use to attract and retain qualified independent directors, employees, advisors and consultants providing services to us who are considered essential to our long-range success by offering these individuals an opportunity to participate in our growth through awards in the form of, or based on, our common stock. On April 3, 2006, each of our then-serving independent directors, Charles B. Duke, John P. Woodberry and Daniel J. Sullivan, was automatically granted an option to purchase 10,000 shares of our common stock under the equity incentive plan with an exercise price equal to $11.00 per share. Such options vest 20% upon grant date and 20% each year for the following four years. The equity incentive plan provides that no more than 5 million shares of our common stock will be available for issuance under the equity incentive plan. No more than 200,000 shares may be made subject to stock options and stock appreciation rights under the equity incentive plan to any individual in any calendar year, and no more than 200,000 may be made subject to awards other than stock options and stock appreciation rights under the equity incentive plan to any individual in any single calendar year. The term of these options shall not exceed the earlier of ten years from the date of grant, the date of removal for cause, or three months from the director’s resignation. The exercise price for options to be issued under the equity incentive plan shall be the greater of (1) $11.00 per share or (2) the fair market value of the shares on the date they are granted.

During the three and nine months ended September 30, 2006, options issued under the equity incentive plan were valued using the Black-Scholes option-pricing model (“Black Scholes”) with the following assumptions: expected dividend yield of 5.50%, risk-free interest rate of 5.11%, volatility factor of 22.85% and an expected life of ten years, which is the same as the contract life of the options. Based on these assumptions, the value of options granted under the equity incentive plan on the date of grant during the nine months ended September 30, 2006 was determined to be approximately $41,000.  No additional options were granted during the three months ended September 30, 2006.

Options granted under our equity incentive plan and valued using the Black-Scholes option-pricing model are amortized to salary expense on a straight-line basis over the period during which the right to exercise such options fully vests. For the three and nine months ended September 30, 2006 we incurred approximately $3,000 and $4,000 of such expense, respectively, which is included in general and administrative expenses on the accompanying consolidated statements of operations. As of September 30, 2006, approximately $37,000 of such expense remained unrecognized, which reflects the unamortized portion of the value of such options issued pursuant to the equity incentive plan. We expect to recognize such expense over a period of four years, which is the vesting period of the options.

The following table describes the total option grants, exercises, expirations and forfeitures that occurred during the nine months ended September 30, 2006, as well as the total options outstanding as of December 31, 2005 and September 30, 2006 and the total options exercisable as of September 30, 2006.

	Independent Director Options	Weighted Average Option Price Per Share	Weighted Average Remaining Contractual Life (Years)
Issued and Outstanding at December 31, 2005	—	$—
Grants	30,000	11.00
Exercises	—	—
Expirations	—	—
Forfeitures	—	—
Issued and Outstanding at September 30, 2006	30,000	$11.00	9.50
Exercisable at September 30, 2006	6,000	$11.00	9.50

Collectively, the options outstanding pursuant to our equity incentive plan had a weighted average per option value of $1.36 as of September 30, 2006.

11.          MINORITY INTERESTS

Minority interests consisted of the following as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Joint Venture Partnership Interests	$2,777,045	$0
Operating Partnership Units (“OP Units”)	$137,693	$200,064
Operating Partnership Special Units	1,000	1,000
Total	$2,915,738	$201,064

Joint Venture Partnership Interests

As of September 30, 2006, the Company had entered into three joint ventures that are consolidated by the Company in the accompanying consolidated balance sheets.  The Company presents contributions and the equity-in-earnings of the respective joint venture partners as minority interests.  For the three and nine months ended September 30, 2006, joint venture partners had contributed approximately $2.5 million and $2.8 million in equity capital to these joint ventures, respectively.  For the three and nine months ended September 30, 2006, joint venture partners had participated in approximately $4,000 and $3,000, respectively, in the losses of their respective joint ventures.

OP Units

On May 4, 2005, the Operating Partnership issued 20,000 OP Units to the Advisor in exchange for $200,000 representing an approximate 99.0% limited partnership interest.

As of September 30, 2006 and December 31, 2005 the Operating Partnership was approximately 0.3% and 99.0% owned by the Advisor and the parent of the Advisor, respectively, and approximately 99.7% and 1.0% owned by the Company, respectively. OP Units are redeemable at the option of the unit holder. The Operating Partnership has the option of redeeming the OP Units with cash or with shares of common stock, or a combination of both.

Operating Partnership Special Units

On May 4, 2005, the Operating Partnership issued 100 Special Units (see Note 9) to the parent of the Advisor for consideration of $1,000. The holder of the Special Units does not participate in the profits and losses of the Operating Partnership. Amounts distributable to the holder of the Special Units will depend on operations and the amount of net sales proceeds received from real property and real estate securities dispositions or upon other events. In general, after holders of OP Units, in aggregate, have received cumulative distributions equal to their capital contributions plus a 6.5% cumulative, non-compounded annual pre-tax return on their net contributions, the holder of the Special Units and the holders of OP Units will receive 15% and 85%, respectively, of the net sales proceeds received by the Operating Partnership upon the disposition of the Operating Partnership’s assets.

12.                SUBSEQUENT EVENTS

Lundy Avenue Secured Mortgage Financing

In conjunction with the acquisition of Lundy Avenue (see Note 3), the Lundy Avenue Joint Venture entered into an interest-only, secured mortgage loan agreement with an independent, third-party commercial lender on October 10, 2006. The term of the secured mortgage loan is 10 years. Pursuant to this loan, the Lundy Avenue Joint Venture received loan proceeds of approximately $14.3 million in the form of a promissory note at a 5.60% fixed interest rate. The note is non-recourse to either the Lundy Avenue Joint Venture or the Company.

Real Property Acquisitions

First DCT Closing Assets Under the DCT Joint Venture

On October 16, 2006, a wholly-owned subsidiary of ours acquired a fee interest in three industrial properties (the “First DCT Closing Assets”) pursuant to the DCT Joint Venture.  The First DCT Closing Assets consisted of the following three properties: 1) Rickenbacker IV Industrial Property (“Rickenbacker IV”), an industrial property located in Columbus, Ohio, 2) Park West Q Industrial Property (“Park West Q”), an industrial property located in Cincinnati, Ohio, and 3) Eagle Creek East Industrial Property (“Eagle Creek East”), an industrial property located in Minneapolis, Minnesota. The total acquisition cost of the First DCT Closing Assets was approximately $34.0 million (consisting of an approximate $33.6 million purchase price plus additional due diligence and other closing costs) and was paid for entirely using proceeds from our public equity offering. Pursuant to an advisory agreement between the Company and the Advisor, upon closing, the Company paid to the Advisor an acquisition fee in the amount of approximately $672,000 (equal to 2% of the approximate $33.6 million purchase price). This amount is not included in the approximate $34.0 million in total acquisition cost of the First DCT Closing Assets. The three properties of the First DCT Closing Assets comprise 636,230 net rentable square feet and are currently 100% leased to nine tenants.

Second DCT Closing Assets Under the DCT Joint Venture

On October 31, 2006, a wholly-owned subsidiary of ours acquired a fee interest in three industrial properties (the “Second DCT Closing Assets”) pursuant to the DCT Joint Venture. The Second DCT Closing Assets consisted of the following three properties: 1) Eagle Creek West Industrial Property (“Eagle Creek West”), an industrial property located in the Minneapolis, Minnesota market, 2) Park West L Industrial Property (“Park West L”), an industrial property located in the Cincinnati, Ohio market, and 3) Minnesota Valley III Industrial Property (“Minnesota Valley III”), an industrial property located in the Minneapolis, Minnesota market. The total acquisition cost of the Second DCT Closing Assets was approximately $32.0 million (consisting of an approximate $31.7 million purchase price plus additional due diligence and other closing costs) and was paid for through a combination of (i) proceeds from our public equity offering and (ii) debt financing under the REPO Facility, (See below). Pursuant to an advisory agreement between the Company and the Advisor, upon closing, the Company paid to the Advisor an acquisition fee in the amount of approximately $634,000 (equal to 2% of the approximate $31.7 million purchase price). This amount is not included in the approximate $32.0 million in total acquisition cost of the Second DCT Closing Assets. The three properties of the Second DCT Closing Assets comprise 514,972 net rentable square feet and are currently 100% leased to a total of six tenants.

REPO Facility

On October 26, 2006, the Company’s wholly-owned subsidiaries DCTRT Securities Holdco LLC and TRT Lending LLC, (each a “Seller” and collectively the “Sellers”), entered into a master repurchase agreement (the “REPO Facility”) with JPMorgan Chase Bank, N.A. (the “Buyer”) for an amount of $200 million (the “Facility Amount”). Pursuant to the REPO Facility, from time to time, the parties thereto may enter into transactions in which Seller and Buyer agree to transfer from Seller to Buyer all of its rights, title and interest to certain senior mortgage loans, accommodation loans, junior interests, mezzanine loans, commercial mortgage-backed securities, synthetic commercial mortgage-backed securities and other assets (the “Assets”) against the transfer of funds by Buyer to Seller, with a simultaneous agreement by Buyer to transfer back to Seller such Assets at a date certain or on demand, against the transfer of funds from Seller to Buyer. Each such transaction is referred to under the REPO Facility as a Transaction.

Pursuant to the REPO Facility, Seller shall pay Buyer an ongoing price differential, which is based upon the purchase price paid by the Buyer to the Seller in a given Transaction, at a pricing rate equal to LIBOR plus the applicable spread. The applicable spread will vary per Transaction depending upon the particular Asset transferred from the Seller to the Buyer and the purchase price paid by the Buyer to the Seller in exchange for that Asset upon closing of the relevant Transaction.

Pursuant to a guarantee agreement dated as of October 26, 2006 (the “Guarantee Agreement”) among the Company and the Operating Partnership (each a “Guarantor” and collectively the “Guarantors”), and the Buyer, the Guarantors have unconditionally and irrevocably guaranteed to Buyer the punctual payment and performance when due, whether at stated maturity, acceleration or otherwise, of all of the following: (a) all payment obligations owing by Sellers to Buyer under or in connection with the REPO Facility and any other governing agreements; (b) any and all extensions, renewals, modifications, amendments or substitutions of the forgoing; (c) all expenses, including, without limitation, reasonable attorneys’ fees and disbursements, that are incurred by Buyer in the enforcement of any of the foregoing or any obligation of the Guarantors; and (d) any other obligations of Sellers with respect to Buyer under each of the governing documents.

The REPO Facility contains various representations and warranties, covenants, events of default and other customary provisions contained in repurchase agreements.

In connection with the acquisition of Eagle Creek West, on October 31, 2006, the Seller transferred to the Buyer an accommodation loan associated with the Eagle Creek West property for approximately $5.8 million under the REPO Facility, and the pricing rate associated with this Transaction was initially set at LIBOR plus 44 basis points (5.76% as of October 31, 2006).

Our Operating Partnership’s Private Placements

Our Operating Partnership began to offer undivided tenancy-in-common interests in some or all of the properties that comprise the First and Second DCT Closing Assets to accredited investors in private placements exempt from registration under the Securities Act of 1933, as amended. The Company anticipates that these tenancy-in-common interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Additionally, any tenancy-in-common interests sold to investors pursuant to such private placements would be 100% leased by the Operating Partnership, and such leases would contain purchase options whereby the Operating Partnership would have the right, but not the obligation, to acquire the tenancy-in-common interests from the investors at a later time in exchange for OP Units under Section 721 of the Code.

During the next three to six months, we expect to raise up to approximately $66.0 million from the sale by the Operating Partnership of undivided tenancy-in-common interests in the First and Second DCT Closing Assets. We will record such potential proceeds as financing obligations in our consolidated balance sheets pursuant to SFAS No. 98, Accounting for Leases. In such an instance, the Operating Partnership will lease back the undivided interests sold to unrelated third-party investors and, in accordance with SFAS No. 98, all or a portion of the rental payments made to such investors under these lease agreements will be recognized as interest expense using the interest method.

Our Operating Partnership will pay certain up-front fees and reimburses certain related expenses to our Advisor, the Dealer Manager and Dividend Capital Exchange Facilitators LLC (the “Facilitator”), an affiliate of our Advisor, for raising capital through the potential private placements.  Our Advisor is obligated to pay all of the offering and marketing related costs associated with the potential private placements.  However, our Operating Partnership is obligated to pay our Advisor a non-accountable expense allowance which equals 2% of the gross equity proceeds raised through the private placement.  In addition, our partnership is obligated to pay the Dealer Manager a dealer manager fee of up to 1.5% of gross equity proceeds raised and a commission of up to 5% of gross equity proceeds raised through the potential private placements.  The Dealer Manager may re-allow such commissions and a portion of such dealer manager fee to participating broker dealers.  Our Operating Partnership is also obligated to pay a transaction facilitation fee to the Facilitator of up to 1.5% of gross equity proceeds raised through the potential private placements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2005, and for the period ended December 31, 2005, and the unaudited consolidated financial statements and notes thereto as of September 30, 2006, and for the period ended September 30, 2006. Unless the context otherwise requires, the terms, “we,” “us,” and “our” refer to Dividend Capital Total Realty Trust Inc. and Dividend Capital Total Operating Partnership LP and their consolidated subsidiaries.

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

General

We were formed as a Maryland corporation on April 11, 2005 to invest in a diverse portfolio of real properties and real estate securities. On January 27, 2006, we commenced a public offering of up to $2.0 billion in shares of our common, 75% of which will be offered at a price of $10.00 per share, and 25% of which will be offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. On April 3, 2006, we satisfied the minimum offering requirements of our public offering. As of September 30, 2006, we had accepted subscriptions from approximately 2,576 investors, issued 11.5 million shares of our common stock to stockholders and received approximately $103.4 million in net proceeds. As of September 30, 2006, we had invested in three real properties at a total acquisition cost of approximately $93.4 million and invested in real estate securities and debt-related investments at a total approximate cost of $26.7 million of real estate securities and $5.8 million, respectively.

The number and type of real properties we may acquire and real estate securities in which we may invest will depend upon real estate market conditions, the amount of proceeds we raise in our initial public offering and other circumstances existing at the time of acquisition.

Between June 2004 and the date of this report on Form 10-Q, the Federal Reserve Board has significantly increased short-term interest rates. Increasing interest rates could make alternative interest bearing and other investments more attractive and therefore potentially lower the relative value of our existing real estate investments. It may also increase the interest we pay on our debt obligations and make it more difficult for us to finance or refinance our real property, real estate securities and debt-related investments.

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

We believe that we are organized and operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes beginning with the tax year ending December 31, 2006, and, once we so qualify, we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes. We will monitor the various qualification tests that we must meet to maintain our status as a REIT. Ownership of shares of our common stock will be monitored to ensure that no more than 50% in value of our outstanding shares of common stock is owned, directly or indirectly, by five or fewer individuals at any time. We also will determine, on a quarterly basis, that the gross income, asset and distribution test are satisfied.

Liquidity and Capital Resources

Overview

The proceeds from our public offering provide funds to enable us to purchase real properties and real estate securities. We may acquire assets free and clear of permanent mortgage indebtedness by paying the entire purchase price in cash or equity securities, or a combination thereof, and we may selectively encumber all or certain assets with debt. The proceeds from any loans will be used to acquire additional real properties and real estate securities, to increase cash flow, to further diversify our portfolio and for other uses.

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

•                  Public offerings;

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

Over the longer term, in addition to the same sources of capital we rely on to meet our short term liquidity requirements, we also expect to utilize additional secured and unsecured financings and equity capital from joint venture partners. We may also conduct additional public offerings. We expect these resources will be adequate to fund our operating activities, debt service and distributions, which we presently anticipate will grow over time, and will be sufficient to fund our ongoing acquisition activities as well as providing capital for investment in future development and other joint ventures along with potential forward purchase commitments.

Significant Sources of Capital

The following discussion describes our significant sources of capital for the three and nine months ended September 30, 2006.  We did not commence formal business operations until the acquisition of our first property on June 28, 2006.

Public Offerings

On May 27, 2005, the Company filed a registration statement with the Securities and Exchange Commission on Form S-11 in connection with a public offering of its common stock. The registration statement was subsequently declared effective on January 27, 2006. Pursuant to this registration statement, the Company is offering for sale up to $2.0 billion in shares of common stock, 75% of which is being offered to investors at a price of $10.00 per share, and 25% of which is being offered to participants in the Company’s distribution reinvestment plan at a price of $9.50 per share (the “Offering”).

For the three and nine months ended September 30, 2006, approximately 6.4 million and 11.5 million shares of common stock were issued, respectively.  The Company raised approximate net proceeds of $57.7 million and $103.3 million from the issuance of these shares of common stock for the three and nine months ended as of September 30, 2006, respectively.  The net proceeds from the sale of these securities were transferred to our operating partnership on a one-for-one basis for OP Units.

Debt Financings

During the three and nine months ended September 30, 2006, the Company obtained aggregate mortgage debt financing amounts of $24.0 million and $47.5 million, respectively.  The Company partially financed the acquisition of Jay Street Office Park and Bala Pointe Office Centre with secured mortgage borrowings of $23.5 million and $24.0 million, respectively.  The mortgage financing for the acquisition of Jay Street Office Park was obtained on June 27, 2006 and the mortgage financing for the Bala Pointe Office Centre was obtained on August 28, 2006.  There was no debt financing obtained for the three and nine months ended September 30, 2005.

In July 2006, the Company established a securities margin account with an independent, third-party commercial lender intended to enable the Company to borrow funds secured by certain of its real estate securities investments.  For the three and nine months ended September 30, 2006, the Company had borrowed a total of $500,000 pursuant to this margin account.  The total amount borrowed is secured by approximately $1.0 million of the Company’s preferred equity securities investments. There was no margin account borrowing activity for the three and nine months ended September 30, 2005.

Minority Interest Contributions

Joint Venture Partners

As of September 30, 2006, the Company had entered into three joint ventures that are consolidated by the Company in the accompanying consolidated balance sheets.  The Company presents contributions, distributions, and the equity-in-earnings of the respective joint venture partners as minority interests.  For the three and nine months ended September 30, 2006, joint venture partners had contributed approximately $2.5 million and $2.8 million in equity capital to these joint ventures, respectively.  There were no minority interest contributions for the three or nine months ended September 30, 2005 from joint venture partners.

Operating Partnership

For the three and nine months ended September 30, 2006, there were no minority interest contributions made to the Operating Partnership.  For the nine months ended September 30, 2005, minority interest contributions to the Operating Partnership were $201,000.  These contributions were related to the following: (1) on May 4, 2005, the Operating Partnership issued 20,000 OP Units to the Advisor in exchange for $200,000 representing an approximate 99.0% limited partnership interest and (2) on May 4, 2005, the Operating Partnership issued 100 Special Units (see Note 9) to the parent of the Advisor for consideration of $1,000.  There were no minority interest contributions to the Operating Partnership for the three months ended September 30, 2005.

Cash Flow from Operations

For the three and nine months ended September 30, 2006, our cash provided by operating activities was approximately $1.8 million and $2.0 million, respectively.  Due to the fact that we had not commenced operations as of September 30, 2005, cash flow from operations was negligible for the three and nine months ended September 30, 2005.

Significant Uses of Capital

The following discussion describes our significant uses of capital for the three and nine months ended September 30, 2006.  We note that we did not commence formal business operations until the acquisition of our first real property on June 28, 2006.

Real Property Acquisitions

During the three and nine months ended September 30, 2006, we acquired two and three real properties, respectively, with a total acquisition cost of approximately $57.6 million and $93.4 million, respectively.  The three properties acquired during the nine months ended September 30, 2006 comprised approximately 494,000 net rentable square feet.   These properties were acquired using a combination of net proceeds from our public offerings, debt financings, and minority interest equity contributions.  For all properties acquired and consolidated, the results of operations for the acquired properties are included in our consolidated statement of operations from the dates of acquisition.  There was no real property acquisition activity for the nine months ended September 30, 2005.

Real Estate Securities Acquisitions

During the three and nine months ended September 30, 2006, the Company acquired real estate securities classified as available-for-sale through purchases in the open market with an aggregate cost of approximately $22.2 million and $26.7 million, respectively. These purchases consisted of (1) preferred equity securities of various real estate operating companies and real estate investment trusts primarily in the retail, office, multifamily lodging and diversified real estate sectors with an approximate cost of $16.6 million and $21.1 million for the three and nine months ended September 30, 2006, respectively and (2) commercial mortgage-backed securities with an approximate cost of $5.6 million for the three and nine months ended September 30, 2006. The total cost of these purchases was paid for using net proceeds from the Company’s public offering. There was no real estate securities acquisition activity for the nine months ended September 30, 2005.

Debt and Debt-Related Investments

During the three months ended September 30, 2006, the Company acquired a senior participation interest in a mortgage loan to a commercial developer located in the Northeast region of the United States.  The Company’s interest in the loan had a historical cost of approximately $5.8 million as of September 30, 2006.  The loan is a floating rate, interest-only loan that earns interest at a rate of one-month LIBOR plus 325 basis points (8.57% as of September 30, 2006). The loan is a full recourse loan with an expected maturity of December 2007.  Under a loan agreement with the borrower, the Company has a conditional obligation to fund additional borrowings of approximately $2.6 million over the term of the loan. The total cost of the loan was paid for using net proceeds from the Company’s public offering. There was no debt or debt-related investment activity for the nine months ended September 30, 2005.

Debt Service Requirements

As of September 30, 2006, we had total outstanding debt and short-term borrowings of approximately $48.0 million, consisting of $47.5 million in secured, fixed-rate, interest-only, non-recourse mortgage notes and $500,000 in short-term borrowings on a securities margin account.   The mortgage notes generally require monthly payments of interest.  Currently, our cash flows from operations are expected to be sufficient to satisfy these monthly debt service requirements and we anticipate that funds from operations will continue to be sufficient to satisfy our regular monthly and quarterly debt service.  For both the three and nine months ended September 30, 2006, our debt service was approximately $522,000. There were no debt service requirements for the nine months ended September 30, 2005.

Distributions

The payment of distributions is determined by our board of directors and may be adjusted at its discretion at any time.  Distribution levels are set by our board of directors at a level it believes to be appropriate and sustainable based upon the evaluation of existing assets within our portfolio, anticipated acquisitions, projected levels of additional capital to be raised, debt to be incurred in the future and the anticipated results of operations.  In April, 2006 and June, 2006, our board of directors set distribution levels at an annualized $0.55 per share or limited partnership unit for the quarters ended June 30, 2006 and September 30, 2006, respectively.

Our distribution declared in the second quarter of 2006 was approximately $309,000 and was satisfied through two sources:  (i) a cash distribution to shareholders of approximately $128,000 funded through a combination of funds from operations and debt proceeds from borrowings on our securities margin account and (ii) a common stock issuance of approximately $181,000 (approximately 19,000 shares) pursuant to our distribution reinvestment plan.

For the three and nine months ended September 30, 2006, in aggregate, our board of directors had declared distributions to stockholders of approximately $1.1 million and $1.4 million, respectively. There were no distributions to stockholders for the nine months ended September 30, 2005.

Results of Operations

Summary

During the nine months ended September 30, 2006, we acquired our first three real property assets for a total acquisition cost of approximately $93.4 million. The total purchase price of these assets was $89.4 million. We paid acquisition fees to the Advisor of approximately $1.7 million and incurred due diligence and acquisition costs of approximately $2.3 million. The acquisitions of these assets were funded by a combination of debt in the form of secured mortgage financings and a combination of proceeds from our public offering and equity contributions from joint venture partners. In addition, during the nine months ended September 30, 2006, we acquired our first real estate securities assets at a total acquisition cost of approximately $25.8 million, net of dispositions. The cost of the real estate securities are comprised of the following approximate amounts: (1) investments in preferred equity securities of $20.1 million, net of a disposition of a preferred equity security with an acquisition cost of approximately $0.9 million and (2) investments in commercial mortgage-backed securities with an acquisition cost of approximately $5.6 million.  In addition, we acquired one debt-related investment during the nine months ended September 30, 2006 with a total acquisition cost of approximately $5.8 million.  The acquisitions of the real estate securities and the debt-related investment were funded by proceeds from our public offering.

As a result of these acquisitions of real properties, real estate securities and debt-related investments, and due to the fact that the period from April 11, 2005 (inception) through September 30, 2005 did not represent a full nine month’s activity, the results of our operations for the three and nine month periods ended September 30, 2006 have significant increases compared to our results of operations for the period from April 11, 2005 (inception) through September 30, 2005.

Rental Revenue

For the three and nine months ended September 30, 2006,  the Company earned rental revenue of approximately $1.3 million and $1.4 million, respectively, which is attributable primarily to the first two real property acquisitions of the Company, Jay Street Office Park and Bala Pointe Office Centre, which were acquired on June 28, 2006 and August 28, 2006, respectively.  Rental revenue reported for the period prior to the three months ended September 30, 2006 represents revenue for a partial month in June 2006 from the Jay Street Office Park.  The Company did not have any rental revenue from real property for the three and nine months ended September 30, 2005.

Debt and Securities Income

Debt and securities income for both the three and nine months ended September 30, 2006 was approximately $305,000.   Debt and securities income was derived mostly from dividend income earned on preferred equity securities during the three months ended September 30, 2006.  The Company did not have any income-producing securities or debt-related investments during the three and nine month periods ended September 30, 2005.

Gain on Sale of Securities

During the three months and nine months ended September 30, 2006, the Company sold one preferred equity security for a realized gain of approximately $28,000.  No securities assets were sold by the Company during the three or nine months ended September 30, 2005.

Interest Income

For the three and nine months ended September 30, 2006, the Company earned interest income of approximately $455,000 and $680,000, respectively.  Interest income is attributed to interest earned on cash balances held in interest bearing bank accounts and money market mutual funds.  The Company had negligible cash balances for the three and nine month periods ended September 30, 2005.

Rental Expense

Rental expense of approximately $409,000 and $411,000 for the three and nine months ended September 30, 2006 is attributable primarily to the first two real property acquisitions of the Company, Jay Street Office Park and Bala Pointe Office Centre, which were acquired on June 28, 2006 and August 28, 2006, respectively.  Rental expense reported for the period prior to the three months ended September 30, 2006 represents revenue for a partial month in June 2006 from the Jay Street Office Park.  The Company did not have any rental revenue generating property for the three and nine months ended September 30, 2005, and therefore did not have any rental expense during the corresponding periods.

Depreciation and Amortization

Depreciation and amortization for the three and nine months ended September 30, 2006 of approximately $554,000 and $567,000 is a result of depreciation and amortization associated with the acquisition of Jay Street Office Park and Bala Pointe Office Centre.  The Company held no depreciable assets during the three and nine month periods ended September 30, 2005.

General and Administrative Expenses

General and administrative expenses for the three and nine months ended September 30, 2006 were approximately $366,000 and $690,000, respectively.  The Company did not have any general and administrative expenses for the three and nine months ended September 30, 2005.  The increase in general and administrative expenses is primarily attributable to the Company’s registration statement with the Securities and Exchange Commission on Form S-11 being declared effective on January 27, 2006 and the Company’s commencement of formal operations. The events of our registration statement becoming effective and the commencement of formal operations resulted in various general and administrative expenses associated with financial reporting requirements, including external audit and review fees, legal advisory fees, general accounting expenses, regulatory filing-related costs, and other operational costs.

Asset Management Fees, Related Party

We pay our Advisor an asset management fee in connection with the asset and portfolio management of both real property and real estate securities assets. For the nine months ended September 30, 2006, for real property assets, the asset management fee consisted of: (i) a monthly fee equal to one twelfth of 0.5% of the aggregate cost (before non-cash reserves and depreciation) of all real property assets within our portfolio; (ii) a monthly fee equal to 8.0% of the aggregate monthly net operating income derived from all real property assets within our portfolio; and (iii) a fee of 1.0% of the sales price of individual real property assets upon disposition. For the nine months ended September 30, 2006, for securities assets, the asset management fee consisted of a monthly fee equal to one twelfth of 1.0% of the aggregate value of the securities assets within our portfolio. For the three and nine months ended September 30, 2006, our Advisor earned approximately $203,000 and $223,000, respectively, in asset management fees.  The Company did not have any assets that would have resulted in asset management fees during the three and nine month period ended September 30, 2005.

Interest Expense

Interest expense for the three and nine months ended September 30, 2006 was approximately $522,000.  Interest expense resulted primarily from the issuance of mortgage notes associated with the acquisition of Jay Street Office Park and Bala Pointe Office Centre.  As of September 30, 2006, the Company had secured mortgage debt outstanding of $47.5 million with a weighted average interest rate of 5.97%.  The Company did not have any interest-bearing debt during the three and nine month periods ended September 30, 2005.

Off-Balance Sheet Arrangements

As of September 30, 2006 and December 31, 2005, respectively, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Supplemental Earnings Measures

Funds from Operations

We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider funds from operations, or FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), to be a useful supplemental measure of our operating performance. FFO is defined as net income, calculated in accordance with GAAP, plus real estate-related depreciation and amortization, less gains (or losses) from dispositions of real estate held for investment purposes and adjustments to derive our pro rata share of FFO of consolidated and unconsolidated joint ventures. We consider FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding all operating real estate depreciation and amortization and gains or losses related to sales of previously depreciated operating real estate, FFO can help the investing public compare the operating performance of a company’s real estate between periods or to other companies. The following table presents the calculation of our FFO reconciled from net income for the three and nine months ended September 30, 2006.

Calculation of Funds from Operations

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2006	September 30, 2006
Net Income	$75,111	$27,700
Add:
Depreciation and amortization	554,452	566,994
Minority interest share of net income	(3,404)	(65,626)
Less:
FFO attributable to minority interests	(13,736)	48,054

Funds from operations attributable to common shares	$612,423	$577,122
Basic and diluted FFO per common share	$0.08	$0.17
Weighted average common shares outstanding, basic	7,657,121	3,332,612
Weighted average common shares outstanding, diluted	7,677,121	3,352,612

Subsequent Events

Lundy Avenue Secured Mortgage Financing

In conjunction with the acquisition of Lundy Avenue (see Note 3), the Lundy Avenue Joint Venture entered into an interest-only, secured mortgage loan agreement with an independent, third-party commercial lender. on October 10, 2006. The term of the secured mortgage loan is 10 years. Pursuant to this loan, the Lundy Avenue Joint Venture received loan proceeds of approximately $14.3 million in the form of a promissory note at a 5.60% fixed interest rate. The note is non-recourse to the Lundy Avenue Joint Venture.

Real Property Acquisitions

First DCT Closing Assets Under the DCT Joint Venture

On October 16, 2006, a wholly-owned subsidiary of ours acquired a fee interest in three industrial properties (the “First DCT Closing Assets”) pursuant to the DCT Joint Venture.  The First DCT Closing Assets consisted of the following three properties: 1) Rickenbacker IV Industrial Property (“Rickenbacker IV”), an industrial property located in Columbus, Ohio, 2) Park West Q Industrial Property (“Park West Q”), an industrial property located in Cincinnati, Ohio, and 3) Eagle Creek East Industrial Property (“Eagle Creek East”), an industrial property located in Minneapolis, Minnesota. The total acquisition cost of the First DCT Closing Assets was approximately $34.0 million (consisting of an approximate $33.6 million purchase price plus additional due diligence and other closing costs) and was paid for entirely using proceeds from our public equity offering. The three properties of the First DCT Closing Assets comprise 636,230 net rentable square feet and are currently 100% leased to nine tenants.

Second DCT Closing Assets Under the DCT Joint Venture

On October 31, 2006, a wholly-owned subsidiary of ours acquired a fee interest in three industrial properties (the “Second DCT Closing Assets”) pursuant to the DCT Joint Venture. The Second DCT Closing Assets consisted of the following three properties: 1) Eagle Creek West Industrial Property (“Eagle Creek West”), an industrial property located in the Minneapolis, Minnesota market, 2) Park West L Industrial Property (“Park West L”), an industrial property located in the Cincinnati, Ohio market, and 3) Minnesota Valley III Industrial Property (“Minnesota Valley III”), an industrial property located in the Minneapolis, Minnesota market. The total acquisition cost of the Second DCT Closing Assets was approximately $32.0 million (consisting of an approximate $31.7 million purchase price plus additional due diligence and other closing costs) and was paid for through a combination of (i) proceeds from our public equity offering and (ii) debt financing under the REPO Facility (see below). The three properties of the Second DCT Closing Assets comprise 514,972 net rentable square feet and are currently 100% leased to a total of six tenants.

REPO Facility

On October 26, 2006, the Company’s wholly-owned subsidiaries DCTRT Securities Holdco LLC and TRT Lending LLC, (each a “Seller” and collectively the “Sellers”), entered into a master repurchase agreement (the “REPO Facility”) with JPMorgan Chase Bank, N.A. (the “Buyer”) for an amount of $200 million (the “Facility Amount”). Pursuant to the REPO Facility, from time to time, the parties thereto may enter into transactions in which Seller and Buyer agree to transfer from Seller to Buyer all of its rights, title and interest to certain senior mortgage loans, accommodation loans, junior interests, mezzanine loans, commercial mortgage-backed securities, synthetic commercial mortgage-backed securities and other assets (the “Assets”) against the transfer of funds by Buyer to Seller, with a simultaneous agreement by Buyer to transfer back to Seller such Assets at a date certain or on demand, against the transfer of funds from Seller to Buyer. Each such transaction is referred to under the REPO Facility as a Transaction.

Pursuant to the REPO Facility, Seller shall pay Buyer an ongoing price differential, which is based upon the purchase price paid by the Buyer to the Seller in a given Transaction, at a pricing rate equal to LIBOR plus the applicable spread. The applicable spread will vary per Transaction depending upon the particular Asset transferred from the Seller to the Buyer and the purchase price paid by the Buyer to the Seller in exchange for that Asset upon closing of the relevant Transaction.

Pursuant to a guarantee agreement dated as of October 26, 2006 (the “Guarantee Agreement”) among the Company and the Operating Partnership (each a “Guarantor” and collectively the “Guarantors”), and the Buyer, the Guarantors have unconditionally and irrevocably guaranteed to Buyer the punctual payment and performance when due, whether at stated maturity, acceleration or otherwise, of all of the following: (a) all payment obligations owing by Sellers to Buyer under or in connection with the REPO Facility and any other governing agreements; (b) any and all extensions, renewals, modifications, amendments or substitutions of the forgoing; (c) all expenses, including, without limitation, reasonable attorneys’ fees and disbursements, that are incurred by Buyer in the enforcement of any of the foregoing or any obligation of the Guarantors; and (d) any other obligations of Sellers with respect to Buyer under each of the governing documents.

The REPO Facility contains various representations and warranties, covenants, events of default and other customary provisions contained in repurchase agreements.

In connection with the acquisition of Eagle Creek West, on October 31, 2006, the Seller transferred to the Buyer an accommodation loan associated with the Eagle Creek West property for approximately $5.8 million under the REPO Facility, and the pricing rate associated with this Transaction was initially set at LIBOR plus 44 basis points.

Our Operating Partnership’s Private Placements

Our Operating Partnership began to offer undivided tenancy-in-common interests in some or all of the properties that comprise the First and Second DCT Closing Assets to accredited investors in private placements exempt from registration under the Securities Act of 1933, as amended. The Company anticipates that these tenancy-in-common interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Additionally, any tenancy-in-common interests sold to investors pursuant to such private placements would be 100% leased by the Operating Partnership, and such leases would contain purchase options whereby the Operating Partnership would have the right, but not the obligation, to acquire the tenancy-in-common interests from the investors at a later time in exchange for OP Units under Section 721 of the Code.

During the next three to six months, we expect to raise up to approximately $66.0 million from the sale by the Operating Partnership of undivided tenancy-in-common interests in the First and Second DCT Closing Assets. We will record such potential proceeds as financing obligations in our consolidated balance sheets pursuant to SFAS No. 98. In such an instance, the Operating Partnership will lease back the undivided interests sold to unrelated third-party investors and, in accordance with SFAS No. 98, all or a portion of the rental payments made to such investors under these lease agreements will be recognized as interest expense using the interest method.

Our Operating Partnership will pay certain up-front fees and reimburses certain related expenses to our Advisor, the Dealer Manager and Dividend Capital Exchange Facilitators LLC (the “Facilitator”), an affiliate of our Advisor, for raising capital through the potential private placements.  Our Advisor is obligated to pay all of the offering and marketing related costs associated with the potential private placements.  However, our Operating Partnership is obligated to pay our Advisor a non-accountable expense allowance which equals 2% of the gross equity proceeds raised through the potential private placements.  In addition, our Operating Partnership is obligated to pay the Dealer Manager a dealer manager fee of up to 1.5% of gross equity proceeds raised and a commission of up to 5% of gross equity proceeds raised through the potential private placements.  The Dealer Manager may re-allow such commissions and a portion of such dealer manager fee to participating brokers.  Our Operating Partnership is also obligated to pay a transaction facilitation fee to the Facilitator of up to 1.5% of gross equity proceeds raised through the potential private placements.

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

As of September 30, 2006, the following critical accounting policies have been identified in addition to those set forth in our Form 10-K filed for the period ended December 31, 2005.

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

In accordance with SFAS No. 141, we are required to write-off any remaining intangible asset and liability balances when a tenant terminates a lease before the stated lease expiration date. There were no write offs during the three or nine months ended September 30, 2006. Real property assets, including land, building, building and land improvements, tenant improvements and leasing costs, and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives as follows:

Description	Standard Depreciable Life
Land	Not depreciated
Building	40 years
Building and land improvements	20 years
Tenant improvements	Over lease term
Lease commissions	Over lease term
Intangible lease assets and liabilities	Over lease term
Above/below market rent assets/liabilities	Over lease term

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

As of September 30, 2006, all of the Company’s investments in real estate securities were preferred equity securities that are classified as available-for-sale securities on the accompanying consolidated balance sheets. As a result, changes in fair value are recorded as a balance sheet adjustment to accumulated other comprehensive income (loss), which is a component of stockholders’ equity, rather than through our consolidated statements of operations. If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense on our consolidated statements of operations.

In addition, management evaluates securities assets for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on real estate securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to other-than-temporary factors, are recognized in income and the cost basis of the real estate securities is adjusted. As of September 30, 2006, there were no impairment losses recognized on the accompanying consolidated statements of operations.

Debt and Debt-Related Investments

Debt and debt-related investments consist primarily of real estate related whole mortgage loans, participating mortgage loans, B-notes, mezzanine debt, bridge loans, and other debt-related investment types. As of September 30, 2006, the Company’s entire balance of debt-related investments consisted of one senior participating interest in a mortgage loan that is classified as held for investment.  Mortgage loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loan or investment is deemed to be impaired.

Specific valuation allowances are established for impaired mortgage loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral is determined by selecting the most appropriate valuation methodology, or methodologies, among several generally available and accepted in the commercial real estate industry. The determination of the most appropriate valuation methodology is based on the key characteristics of the collateral type. These methodologies include the evaluation of operating cash flow from the property during the projected holding period, and the estimated sales value of the collateral computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, all of which are discounted at market discount rates.

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses. As of September 30, 2006 we had not made an allowance for a provision for loan loss.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R) which is a revision of SFAS No. 123. SFAS No. 123(R) establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is effective for publicly listed companies for the annual period beginning after December 15, 2005. The adoption of SFAS No. 123(R) requires the unamortized portion of any options issued prior to 2002 to be amortized over the remaining life of those options. We adopted SFAS No. 123(R) on January 1, 2006 and there was no material impact on our financial position, results of operations or cash flows.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and derecognition, classification of interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We will be required to adopt this interpretation in the first quarter of 2007. We are currently evaluating the requirements of FIN 48. We do not believe such adoption will have a material impact on our financial position, results of operations or cash flows.

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

As of September 30, 2006, we did not have any significant variable interest rate debt and we had not entered into any hedging arrangements.

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

As of September 30, 2006, we had not redeemed any shares of common stock pursuant to our share redemption program.

ITEM 3.                              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                              OTHER INFORMATION

None.

ITEM 6.                              EXHIBITS

a.                       Exhibits

10.12

Purchase Agreement between a joint venture between an affiliate of Dividend Capital Total Realty Trust Inc. and Amerimar Enterprises Inc., as buyer, and Brandywine Operating Partnership, L.P., as seller.

10.13	Promissory note secured by a deed of trust between a joint venture between Dividend Capital Total Realty Trust Inc. and Amerimar Enterprises Inc. and Bear Stearns Commercial Mortgage Inc.

10.14	Management and Leasing Agreement between a joint venture between a wholly-owned subsidiary of Dividend Capital Total Realty Trust Inc. and an affiliate of Amerimar Enterprises Inc.

10.15	Purchase, Sale and Leaseback Agreement between Westcore Properties AC, LLC, as buyer, and Flextronics International USA, Inc., as seller.

10.16

Assignment of Purchase, Sale and Leaseback Agreement between Westcore Properties AC, LLC, as assignor, and Westcore Lundy LLC, as assignee, a joint venture between affiliates of Westcore Properties AC, LLC and Dividend Capital Total Realty Trust Inc.

10.17

Promissory note secured by a deed of trust between a joint venture between an affiliate of Westcore Properties AC, LLC and Dividend Capital Total Realty Trust Inc. and Countrywide Commercial Real Estate Finance Inc.

10.18	Master Repurchase Agreement between certain affiliates of Dividend Capital Total Realty Trust Inc., as sellers, and JP Morgan Chase Bank, N.A., as buyer.

10.19	Guarantee Agreement between Dividend Capital Total Realty Trust Inc. and Dividend Capital Total Realty Operating Partnership L.P., as guarantors, and JPMorgan Chase Bank, N.A., as buyer.

10.20	Purchase Agreement between an affiliate of Dividend Capital Total Realty Trust Inc. and an affiliate of DCT Industrial Trust, Inc. (Rickenbacker IV).

10.21	Management Agreement between a joint venture between a wholly-owned subsidiary of Dividend Capital Total Realty Trust Inc. and Pizzuti Management LLC (Rickenbacker IV).

10.22	Purchase Agreement between an affiliate of Dividend Capital Total Realty Trust Inc. and an affiliate of DCT Industrial Trust, Inc. (Park West Q).

10.23	Management Agreement between an affiliate of Dividend Capital Total Realty Trust Inc. and IDI Services Group LLC (Park West Q).

10.24	Purchase Agreement between an affiliate of Dividend Capital Total Realty Trust Inc. and an affiliate of DCT Industrial Trust, Inc. (Eagle Creek East).

10.25	Management Agreement between an affiliate of Dividend Capital Total Realty Trust Inc. and Opus Northwest Management LLC (Eagle Creek East).

10.26	Purchase Agreement between an affiliate of Dividend Capital Total Realty Trust Inc. and an affiliate of DCT Industrial Trust, Inc. (Eagle Creek West).

10.27	Management Agreement between an affiliate of Dividend Capital Total Realty Trust Inc. and Opus Northwest Management LLC (Eagle Creek West).

10.28	Purchase Agreement between an affiliate of Dividend Capital Total Realty Trust Inc. and an affiliate of DCT Industrial Trust, Inc. (Park West L).

10.29	Management Agreement between an affiliate of Dividend Capital Total Realty Trust Inc. and IDI Services Group LLC (Park West L).

10.30	Purchase Agreement between an affiliate of Dividend Capital Total Realty Trust Inc. and an affiliate of DCT Industrial Trust, Inc. (Minnesota Valley III).

10.31	Management Agreement between an affiliate of Dividend Capital Total Realty Trust Inc. and Opus Northwest Management LLC (Minnesota Valley III).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

Date: November 14, 2006	/s/ MARC J. WARREN
Marc J. Warren
President

Date: November 14, 2006	/s/ JAMES R. GIULIANO, III
James R. Giuliano, III
Chief Financial Officer

EXHIBIT INDEX

10.12

Purchase Agreement between a joint venture between an affiliate of Dividend Capital Total Realty Trust Inc. and Amerimar Enterprises Inc., as buyer, and Brandywine Operating Partnership, L.P., as seller.

10.13	Promissory note secured by a deed of trust between a joint venture between Dividend Capital Total Realty Trust Inc. and Amerimar Enterprises Inc. and Bear Stearns Commercial Mortgage Inc.

10.14	Management and Leasing Agreement between a joint venture between a wholly-owned subsidiary of Dividend Capital Total Realty Trust Inc. and an affiliate of Amerimar Enterprises Inc.

10.15	Purchase, Sale and Leaseback Agreement between Westcore Properties AC, LLC, as buyer, and Flextronics International USA, Inc., as seller.

10.16

Assignment of Purchase, Sale and Leaseback Agreement between Westcore Properties AC, LLC, as assignor, and Westcore Lundy LLC, as assignee, a joint venture between affiliates of Westcore Properties AC, LLC and Dividend Capital Total Realty Trust Inc.

10.17

Promissory note secured by a deed of trust between a joint venture between an affiliate of Westcore Properties AC, LLC and Dividend Capital Total Realty Trust Inc. and Countrywide Commercial Real Estate Finance Inc.

10.18	Master Repurchase Agreement between certain affiliates of Dividend Capital Total Realty Trust Inc., as sellers, and JP Morgan Chase Bank, N.A., as buyer.

10.19	Guarantee Agreement between Dividend Capital Total Realty Trust Inc. and Dividend Capital Total Realty Operating Partnership L.P., as guarantors, and JPMorgan Chase Bank, N.A., as buyer.

10.20	Purchase Agreement between an affiliate of Dividend Capital Total Realty Trust Inc. and an affiliate of DCT Industrial Trust, Inc. (Rickenbacker IV).

10.21	Management Agreement between a joint venture between a wholly-owned subsidiary of Dividend Capital Total Realty Trust Inc. and Pizzuti Management LLC (Rickenbacker IV).

10.22	Purchase Agreement between an affiliate of Dividend Capital Total Realty Trust Inc. and an affiliate of DCT Industrial Trust, Inc. (Park West Q).

10.23	Management Agreement between an affiliate of Dividend Capital Total Realty Trust Inc. and IDI Services Group LLC (Park West Q).

10.24	Purchase Agreement between an affiliate of Dividend Capital Total Realty Trust Inc. and an affiliate of DCT Industrial Trust, Inc. (Eagle Creek East).

10.25	Management Agreement between an affiliate of Dividend Capital Total Realty Trust Inc. and Opus Northwest Management LLC (Eagle Creek East).

10.26	Purchase Agreement between an affiliate of Dividend Capital Total Realty Trust Inc. and an affiliate of DCT Industrial Trust, Inc. (Eagle Creek West).

10.27	Management Agreement between an affiliate of Dividend Capital Total Realty Trust Inc. and Opus Northwest Management LLC (Eagle Creek West).

10.28	Purchase Agreement between an affiliate of Dividend Capital Total Realty Trust Inc. and an affiliate of DCT Industrial Trust, Inc. (Park West L).

10.29	Management Agreement between an affiliate of Dividend Capital Total Realty Trust Inc. and IDI Services Group LLC (Park West L).

10.30	Purchase Agreement between an affiliate of Dividend Capital Total Realty Trust Inc. and an affiliate of DCT Industrial Trust, Inc. (Minnesota Valley III).

10.31	Management Agreement between an affiliate of Dividend Capital Total Realty Trust Inc. and Opus Northwest Management LLC (Minnesota Valley III).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer