Form 10-K
period 2006-12-31
Dividend Capital Total Realty Trust Inc.
filed 2007-03-23
CIK 1327978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Since there was no established market for the voting and non-voting common stock as of June 30, 2006, there was no market value for the shares of such stock held by non-affiliates of the registrant as of such date. As of March 15, 2007, there were 64,908,004 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s Proxy Statement for the 2007 annual meeting of stockholders, which we anticipate to be held in June 2007, are incorporated by reference in Part III.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.
FORM 10-K
December 31, 2006

PART I

ITEM 1.                    BUSINESS

Overview

Dividend Capital Total Realty Trust Inc. (the “Company”) is a Maryland corporation formed on April 11, 2005 to invest in a diverse portfolio of real properties, real estate securities and debt related investments. The Company’s targeted investments include (1) direct investments in real property, consisting of office, industrial, retail, multifamily and other properties, primarily located in North America, (2) investments in real estate securities, including securities issued by other real estate companies, commercial mortgage backed securities (“CMBS”), collateralized debt obligations (“CDOs”) and similar investments and (3) certain debt related investments, including mortgage notes secured by real estate, participations in mortgage loans, B-notes, mezzanine debt and other related investments. As used herein, “the Company,” “we” and “us” refer to Dividend Capital Total Realty Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires.

We operate in a manner intended to allow us to qualify as a real estate investment trust, or “REIT,” for federal income tax purposes.  Our REIT status is expected to be effective when we file our corporate tax return in August 2007. We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our properties and securities through a controlled operating partnership, Dividend Capital Total Realty Operating Partnership LP (the “Operating Partnership”).

Our day-to-day activities are managed by Dividend Capital Total Advisors LLC (the “Advisor”), an affiliate, under the terms and conditions of an Advisory Agreement (the “Advisory Agreement”). In addition, under the terms of certain dealer manager agreements, Dividend Capital Securities LLC (the “Dealer Manager”) serves as the dealer manager of our public and private offerings. The Advisor and its affiliates, including the Dealer Manager, receive various forms of compensation, reimbursements and fees for services relating to our public and private offerings and for the investment and management of our real estate assets.

On April 25, 2005, we sold 200 shares of our common stock to an affiliate of the Advisor at a price of $10 per share. We subsequently contributed $2,000 to the Operating Partnership and we are currently the sole general partner.

On May 4, 2005, our Operating Partnership issued 20,000 operating partnership units (“OP Units”) to the Advisor in exchange for $200,000, representing an approximate 99% limited partnership interest. On May 4, 2005, the Operating Partnership issued 100 Special Units (see Note 15 to our consolidated financial statements in Item 8) to Dividend Capital Total Advisors Group LLC, the parent of the Advisor, in exchange for $1,000. As of December 31, 2006, the Operating Partnership was less than 0.1% owned by the Advisor and the parent of the Advisor and more than 99.9% owned by us. The holders of OP Units have the right to convert their OP Units into cash or, at our option, into an equal number of shares of common stock of the Company, or a combination of both, as allowed by the limited partnership agreement of our Operating Partnership (the “Operating Partnership Agreement”). The remaining rights of the holders of OP Units are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the Operating Partnership’s assets.

On January 27, 2006, we commenced a public offering of up to $2.0 billion in shares of our common stock, 75% of which are being offered at a price of $10.00 per share, and 25% of which are being offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. On April 3, 2006, we satisfied the minimum offering requirements of our public offering. As of December 31, 2006, we had accepted subscriptions from approximately 6,100 stockholders, issued approximately 32.3 million shares of our common stock to stockholders and received approximately $286.7 million in net proceeds.

We commenced operations in conjunction with the closing of our first real property acquisition on June 28, 2006, and as a result our consolidated financial statements are no longer presented as if we were a development stage enterprise.

As of December 31, 2006, we had invested in 14 real properties at a total acquisition cost of approximately $254.8 million, comprising approximately 2.9 million net rentable square feet.   These assets included (1) four office and office/R&D properties with a total acquisition cost of approximately $129.0 million, comprising approximately 656,000 net rentable square feet and (2) ten industrial properties with a total acquisition cost of approximately $125.9 million, comprising approximately 2.3 million net rentable square feet.  These properties are located in nine distinct markets throughout the United States.   These properties were acquired using a combination of (1) net proceeds from our public offering, (2) debt financings, (3) available cash and (4) minority interest equity contributions.

As of December 31, 2006, we had invested in various real estate securities, net of dispositions, at a total approximate cost of $47.2 million, including (1) preferred equity securities of various real estate operating companies and real estate investment trusts primarily in the retail, office, multifamily, lodging and diversified real estate sectors with an approximate cost of $20.1 million and (2) CMBS and CDOs with an approximate cost of $27.1 million.  The total cost of these purchases was paid for using a combination of (1) net proceeds from our public offering and (2) borrowings from our master repurchase facility.

During the year ended December 31, 2006, we acquired approximately $28.3 million in debt related investments.  These debt related investments included (1) an investment in a senior participating interest in a mortgage loan of approximately $7.0 million and (2) investments in two B-notes of approximately $21.3 million.

Investment Strategy

The cornerstone of our investment strategy is to provide stockholders seeking a general real estate allocation with a broadly diversified portfolio of real property and real estate securities investments. Our Advisor has primary responsibility for implementing our investment strategy and actively monitors and manages our overall portfolio to achieve diversification across multiple dimensions including:

•                  Real property, real estate securities and debt related investments;

•                  Various equity and debt capital structures (including common stock, preferred stock and various forms of debt and other securities);

•                  Various real property sectors (such as office, industrial, retail, multifamily and others);

•                  Various geographic markets;

•                  Diversified tenant profiles and lease terms; and

•                  Various real estate developers, operators and investment managers who may serve as the Advisor’s product specialists (as described below).

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

To achieve our investment objectives, we presently intend to invest, on average, 65% to 75% of our total assets in real properties and, on average, 25% to 35% of our total assets in a combination of real estate securities and debt related investments.  These relative proportions are subject to change based on market conditions and other potential factors, but in no event will we invest greater than 40% of our total assets in a combination of real estate securities and debt related investments. There is no assurance that we will attain our investment objectives. Our charter places numerous limitations on us with respect to the manner in which we may invest our funds. In most cases these limitations cannot be changed unless our charter is amended, which may require the approval of our stockholders.

Real Estate Portfolio

We make investments, via equity interests and/or joint ventures, in real properties in multiple sectors, consisting of office, industrial, retail, multifamily and other real property types. Other real property types may include, but are not limited to, parking facilities, hotels, storage facilities, golf courses and unimproved land. We anticipate that the majority of our direct real property investments will be made in the United States, although we may also invest in Canada and Mexico, and potentially elsewhere on a limited basis, to the extent that opportunities exist that may help us meet our investment objectives.

We expect that a majority of our real property investments will consist of “core” and “core-plus” properties that have been fully constructed and that have significant operating histories. In addition, our portfolio may include a relatively smaller proportion of “value added” investment opportunities that arise in circumstances where a real property may be situationally undervalued or where product repositioning, capital expenditures and/or improved property management may increase cash flows. We may also invest in “opportunistic” real properties and/or properties that are under development or construction, that are newly constructed or that have some level of vacancy at the time of closing.

We are not specifically limited in the number or size of real properties we may acquire, or on the percentage of the net proceeds from our initial public offering that we may invest in a single real property or real property type. However, we may not invest in excess of 10% of the aggregate cost of the real property assets within our portfolio in unimproved land or real properties that are not expected to produce income within two years of their acquisition. The specific number and mix of real properties we acquire over the long term will depend upon real estate market conditions, other circumstances existing at the time we are acquiring our real properties and the amount of proceeds we raise in our initial public offering.

Securities and Debt Related Portfolio

Our primary targeted real estate securities and debt related investments include the following: (1) real estate equity securities such as common stocks, preferred stocks and convertible preferred securities of public or private real estate companies (including other REITs, real estate operating companies, homebuilders and other real estate companies); (2) certain asset-backed real estate securities such as CMBS, CDOs backed by commercial real estate and other related securities, (3) debt related investments, such as commercial mortgages (including both mortgage loan originations and mortgage loan participations), B-notes, mezzanine loans and debt securities issued by other real estate companies and (4) certain other types of real estate securities or related investments that may help us reach our diversification and other investment objectives. These other securities and investments may include, but are not limited to, bridge loans and certain non-U.S. dollar denominated securities.

The Advisor has substantial discretion with respect to the selection of specific real estate securities and debt related investments. Our charter provides that we may not invest in real estate securities or debt related investments unless a majority of our directors (including a majority of independent directors) not otherwise interested in the transaction approve such investments as being fair, competitive and commercially reasonable. Consistent with such requirements, in determining the types of real estate securities and debt related investments to make, the Advisor is required to adhere to a board-approved asset allocation framework consisting primarily of components such as (1) target mix of securities and debt related investments across a range of risk/reward characteristics, (2) exposure limits to individual securities and debt related investments and (3) exposure limits to securities and debt related investment subclasses (such as common equities, preferred equities, mortgage debt and foreign securities).

We are not specifically limited in the number or size of our real estate securities or debt related investments, or on the percentage of the net proceeds from our initial public offering that we may invest in a single real estate security, debt related investment or pool of real estate related securities. However, we will not make any such investment if it would cause us to exceed our intended allocation of overall real estate securities and debt related investments. We do not presently intend to invest more than 40% of our total assets in a combination of real estate securities and debt related investments. The specific number and mix of real estate securities and debt related investments in which we invest will depend upon real estate market conditions, other circumstances existing at the time we are investing in these types of assets and the amount of proceeds we raise in our initial public offering. We will not invest in securities of other issuers for the purpose of exercising control and the first or second mortgages in which we intend to invest will likely not be insured by the Federal Housing Administration or guaranteed by the Veterans Administration or otherwise guaranteed or insured.

Product Specialists

The Advisor has entered into, and intends to continue to enter into, strategic alliances with third party product specialists that have specialized expertise and dedicated resources in specific areas of real property or real estate securities investments to assist the Advisor in connection with identifying, evaluating and recommending potential investments, performing due diligence, negotiating purchases and managing our assets on a day-to-day basis. These strategic alliances are intended to allow the Advisor to leverage the organizational infrastructure of experienced real estate developers, operators and investment managers, and to potentially give us access to a greater number of real property and real estate securities investment opportunities. The use of product specialists or other service providers will not eliminate or reduce the Advisor’s fiduciary duty to us. The Advisor will retain ultimate responsibility for the performance of all of the matters entrusted to it under the Advisory Agreement. Pursuant to the Advisory Agreement, we will pay the Advisor certain customary fees in connection with assets we acquire, including acquisition, asset management and disposition fees. A portion of the Advisor’s fees are generally reallowed to its product specialists in exchange for services provided.

As of December 31, 2006, the Advisor had entered into strategic alliances with (1) Dividend Capital Investments LLC, an affiliate of ours, as its product specialist in connection with real estate securities investment management, (2) an affiliate of Westcore Properties AC, LLC in connection with the acquisition of an office property in Santa Clara, California and the acquisition of two office/R&D properties located in San Jose, California and Plano, Texas, (3) an affiliate of Amerimar Enterprises LLC in connection with the acquisition of an office property located in Bala Cynwyd, Pennsylvania and (4) DCT Industrial Trust Inc. in connection with the purchase of ten industrial properties in various geographic markets.

Our Joint Ventures

A component of our investment strategy includes entering into joint venture agreements with partners in connection with certain real property acquisitions. With respect to these agreements, we expect to make a significant equity contribution, generally at least 75% of the required equity contribution for any given venture. These agreements will also generally allow our joint venture partners to be entitled to profit participation upon the sale of a property. In certain circumstances, where we may enter into a joint venture with a partner who may also be a product specialist of our Advisor, a joint venture partner or an affiliate thereof may also be responsible for certain acquisition, asset management or other services, for which our Advisor may reallow a portion of the customary acquisition, asset management or disposition fees that it receives from us.

As of December 31, 2006, we had entered into joint venture agreements with (1) an affiliate of Westcore Properties AC, LLC in connection with the acquisition of an office property in Santa Clara, California and the acquisition of two office/R&D properties located in San Jose, California and Plano, Texas, (2) an affiliate of Amerimar Enterprises LLC in connection with the acquisition of an office property located in Bala Cynwyd, Pennsylvania, and (3)  DCT Industrial Trust Inc. in connection with the purchase of ten industrial properties located in various geographic markets.

Liquidity Events

On a limited basis, our stockholders may be able to redeem shares through our share redemption program. However, in the future we may also consider various forms of additional liquidity, each of which we refer to as a “Liquidity Event” including but not limited to (1) a listing of our common stock on a national securities exchange or the Nasdaq National Market (or the receipt by our stockholders of securities that are listed on a national securities exchange or the Nasdaq National Market in exchange for our common stock); (2) our sale or merger in a transaction that provides our stockholders with a combination of cash and/or securities of a publicly traded company; and (3) sale of substantially all of our assets for cash or other consideration. We presently intend to affect a Liquidity Event within 10 years from April 3, 2006, the date we met the minimum offering requirements for our current offering. However, there can be no assurance that we will affect a Liquidity Event within such time or at all.

Competition

We believe that the current market for investing in real property, real estate securities and debt related investments is extremely competitive. We compete with many different types of companies engaged in real estate investment activities, including other REITs, pension funds and their advisors, bank and insurance company investment accounts, real estate limited partnerships, various forms of banks and specialty finance companies, mutual funds, hedge funds, individuals and other entities. Some of these competitors, including larger REITs, have substantially greater financial and other resources than we do and generally may be able to accept more risk. They may also possess significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. We have limited prior operating history and, as a result, many of our competitors may have substantially more investing and operating experience than either we or our Advisor.

Conflicts of Interest

We are subject to various conflicts of interest arising out of our relationship with the Advisor and other affiliates, including (1) conflicts related to the compensation arrangements between the Advisor, certain affiliates and us, (2) conflicts with respect to the allocation of the time of the Advisor and its key personnel and (3) conflicts with respect to the allocation of investment opportunities. The independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise and will have a fiduciary obligation to act on behalf of our stockholders. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for a description of the conflicts of interest as a result of our relationships with the Advisor and its affiliates.

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

Employees

We have no employees, other than our executive officers who are not compensated by us. Because the Advisory Agreement provides that our Advisor will assume principal responsibility for managing our affairs, our officers, in their capacities as such, do not receive compensation directly from us.   See “Item 10. Directors, Executive Officers and Corporate Governance” for additional discussion regarding our directors and executive officers.

Available Information

This Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to any of those reports and our prospectus and amendments to such prospectus that we file with the Securities and Exchange Commission are available free of charge as soon as reasonably practicable through our website at http://www.dividendcapital.com. The information contained on our website is not incorporated into this Report on Form 10-K.

ITEM 1A.           RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND OUR CORPORATE STRUCTURE

If we are delayed or unable to find suitable investments, we may not be able to achieve our investment objectives and make distributions to our stockholders.

We could suffer from delays in identifying suitable investments. Because we are conducting our public offering on a “best efforts” basis over time, our ability to commit to purchase specific assets will also depend, in part, on the amount of proceeds we have received at a given time. If we are delayed or unable to find suitable investments, we may not be able to achieve our investment objectives or make distributions to stockholders.

Our board of directors determines our major policies and operations which increases the uncertainties stockholders face as a stockholder.

Our board of directors determines our major policies, including our policies regarding acquisitions, dispositions, financing, growth, debt capitalization, REIT qualification, redemptions and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks stockholders face as a stockholder, especially if our board of directors and our stockholders disagree as to what course of action is in the best interest of stockholders.

The availability and timing of cash distributions to our stockholders is uncertain.

We currently expect to make quarterly distributions to our stockholders. However, we bear all expenses incurred in our operations, which are deducted from cash funds generated by operations prior to computing the amount of cash distributions to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital. We cannot assure stockholders that sufficient cash will be available to make distributions to stockholders or that the amount of distributions will increase over time. Should we fail for any reason to distribute at least 90% of our REIT taxable income, we would not qualify for the favorable tax treatment accorded to REITs.

We may have difficulty funding our distributions with funds provided by our operations.

As a growing company, we are likely to initially fund our quarterly distributions to investors with funds from operations and/or borrowings. To date, all of our distributions have been funded through a combination of both funds from operations and borrowings. Our long-term corporate strategy is to fund the payment of quarterly distributions to our stockholders entirely from funds from our operations. However, if we are unsuccessful in deploying the capital we raise on an effective and efficient basis, we may be required to continue to fund our quarterly distributions to investors from a combination of funds from operations and financing proceeds. In the event we are unable to consistently fund future quarterly distributions to investors entirely from our funds from operations, the value of our stockholders’ shares upon a potential Liquidity Event may be negatively impacted. In addition, we may be more likely to decrease the amount of our distributions to our stockholders or cease making them altogether.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of our distributions.

We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire new real properties and real estate securities and to expand our operations will be adversely affected.

We use the net proceeds from our public offering for investments in real properties, real estate securities and debt related investments, operating expenses and for payment of various fees and expenses such as acquisition fees, asset management fees and property management fees. We do not currently maintain any permanent working capital reserves. Accordingly, in the event that we develop a need for additional capital in the future for acquisitions, the improvement of our real properties or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire new real properties and real estate securities and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

Maryland law and our organizational documents limit our stockholders’ right to bring claims against our officers and directors.

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

Our charter restricts the direct or indirect ownership by one person or entity to no more than 9.8% of the value of our then outstanding capital stock (which includes common stock and any preferred stock we may issue) and no more than 9.8% of the value or number of shares, whichever is more restrictive, of our then outstanding common stock. This restriction may discourage a change of control of us and may deter individuals or entities from making tender offers for shares of our common stock on terms that might be financially attractive to stockholders or which may cause a change in our management. This ownership restriction may also prohibit business combinations that would have otherwise been approved by our Board and stockholders. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease our stockholders’ ability to sell their shares of our common stock.

We may issue preferred stock or other classes of common stock, which issuance could adversely affect the holders of our common stock issued pursuant to our public offering.

Stockholders in our public offering do not have preemptive rights to any shares issued by us in the future. We may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of our stockholder’s shares of common stock. This would increase the number of stockholders entitled to distributions without simultaneously increasing the size of our asset base. Our charter authorizes us to issue 1,200,000,000 shares of capital stock, of which 1,000,000,000 shares of capital stock are designated as common stock and 200,000,000 shares of capital stock are designated as preferred stock. Our board of directors may increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. If we ever created and issued preferred stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage:

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

We may acquire co-ownership interests, especially in connection with the Operating Partnership’s intended private placements, such as tenancy-in-common interests in real property that are subject to certain co-ownership agreements. The co-ownership agreements may limit our ability to encumber, lease, or dispose of our co-ownership interest. Such agreements could affect our ability to turn our investments into cash and could affect cash available for distributions to our stockholders. The co-ownership agreements could also impair our ability to take actions that would otherwise be in the best interest of our stockholders and, therefore, may have an adverse effect on our results of operations, relative to if the co-ownership agreements did not exist.

Our UPREIT structure may result in potential conflicts of interest with limited partners in the Operating Partnership whose interests may not be aligned with those of our stockholders.

Limited partners in the Operating Partnership have the right to vote on certain amendments to the Operating Partnership Agreement, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. As general partner of the Operating Partnership, we are obligated to act in a manner that is in the best interests of all partners of the Operating Partnership. Circumstances may arise in the future when the interests of limited partners in the Operating Partnership may conflict with the interests of our stockholders. These conflicts may be resolved in a manner stockholders do not believe are in their best interests.

The Operating Partnership’s private placements of tenancy-in-common interests in real properties could subject us to liabilities from litigation or otherwise.

The Operating Partnership offers undivided tenancy-in-common interests in real properties to accredited investors in private placements exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). We anticipate that these tenancy-in-common interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). Additionally, any tenancy-in-common interests sold to investors pursuant to such private placements would be 100% leased by the Operating Partnership, and such leases would contain purchase options whereby the Operating Partnership would have the right to acquire the tenancy-in-common interests from the investors at a later time in exchange for OP Units under Section 721 of the Code. Investors who acquire tenancy-in-common interests pursuant to such private placements may do so seeking certain tax benefits that depend on the interpretation of, and compliance with, extremely technical tax laws and regulations. As the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of such transactions, including in the event an investor fails to qualify for any desired tax benefits.

RISKS RELATED TO THE ADVISOR AND AFFILIATES

We depend on the Advisor and its key personnel and if any such key personnel were to cease employment with the Advisor, our business could suffer.

Our ability to make distributions and achieve our investment objectives is dependent upon the performance of the Advisor in the acquisition, disposition and management of real properties and real estate securities, the selection of tenants for our real properties and the determination of any financing arrangements. In addition, our success depends to a significant degree upon the continued contributions of certain of the Advisor’s key personnel, including John E. Biallas, Troy J. Bloom, John A. Blumberg, John R. Chambers, Thomas I. Florence, James R. Giuliano III, Michael J. Kelly, Karen B. Kulvin, Gregory M. Moran, Glenn R. Mueller, Ph.D., James R. Mulvihill, Marc J. Warren and Evan H. Zucker, each of whom would be difficult to replace. We currently do not have key man life insurance on any of the Advisor’s key personnel. If the Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.

Our Advisor’s product specialists may recommend that we enter into transactions with entities that have a relationship or affiliation with them, and our stockholders will not be able to assess the Advisor’s product specialists’ qualifications when deciding whether to make an investment in shares of our common stock.

The Advisor intends to utilize third party product specialists to assist the Advisor in fulfilling its responsibilities. We expect that the strategic alliances between the Advisor and the product specialists will provide, in accordance with industry standards, that the product specialists must adhere to a standard of care of commercial reasonableness when performing services on our behalf. The Advisor’s product specialists likely will not owe fiduciary duties to us and may have time constraints and other conflicts of interest due to relationships or affiliations they have with other entities. As a result, these product specialists may recommend that we enter into transactions with such entities, in which case we will not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties. Our stockholders will not be able to assess the qualifications of the Advisor’s product specialists when deciding whether to make an investment in shares of our common stock. Therefore, our stockholders may not be able to determine whether the Advisor’s product specialists are sufficiently qualified or otherwise desirable to work with.

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

We may compete with other Dividend Capital affiliated entities and DCT Industrial Trust for opportunities to acquire or sell investments, which may have an adverse impact on our operations.

We may compete with other Dividend Capital affiliated entities and DCT Industrial Trust for opportunities to acquire or sell certain types of real properties. We may also buy or sell real properties at the same time as other Dividend Capital affiliated entities and DCT Industrial Trust are buying or selling properties. In this regard, there is a risk that the Advisor will purchase a real property that provides lower returns to us than a real property purchased by another Dividend Capital affiliated entity or DCT Industrial Trust. Certain of our affiliates own and/or manage real properties in geographical areas in which we expect to own real properties. Therefore, our real properties may compete for tenants with other real properties owned and/or managed by other Dividend Capital affiliated entities or DCT Industrial Trust. The Advisor may face conflicts of interest when evaluating tenant leasing opportunities for our real properties and other real properties owned and/or managed by Dividend Capital affiliated entities or DCT Industrial Trust and these conflicts of interest may have a negative impact on our ability to attract and retain tenants.

We may also compete with other Dividend Capital affiliated entities for opportunities to acquire or sell certain types of real estate securities. Dividend Capital Investments acts as one of the Advisor’s product specialists with respect to our investments in real estate securities. Dividend Capital Investments is also the investment manager for two additional Dividend Capital affiliated entities, and certain non-affiliated entities, which invest in the same type of securities as those in which we intend to invest.

As a result of our potential competition with other Dividend Capital affiliated entities or DCT Industrial Trust, certain investment opportunities that would otherwise be available to us may not in fact be available. This competition may also result in conflicts of interest that are not resolved in our favor.

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

Further, our Advisor may recommend that we invest in a particular asset or pay a higher purchase price for the asset than it would otherwise recommend if it did not receive an acquisition fee. Certain potential acquisition fees and asset management fees paid to the Advisor and management and leasing fees paid to property managers would be paid irrespective of the quality of the underlying real estate or property management services during the term of the related agreement. As a component of the asset management fee, our Advisor is also entitled to a monthly net operating income-based fee and a fee equal to a percentage of the sales price of a property upon its sale. These fees may incentivize the Advisor to recommend the sale of a property or properties that may not be in our best interest at the time. Investments with higher net operating income growth potential are generally riskier or more speculative. In addition, the premature sale of an asset may add concentration risk to the portfolio or may be at a price lower than if we held on to the property. Moreover, the Advisor has considerable discretion with respect to the terms and timing of acquisition, disposition and leasing transactions. In evaluating investments and other management strategies, the opportunity to earn these fees may lead the Advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as preservation of capital, in order to achieve higher short-term compensation. Considerations relating to our affiliates’ compensation from us and other Dividend Capital affiliated entities could result in decisions that are not in the best interests of our stockholders, which could hurt our ability to pay our stockholders distributions or result in a decline in the value of our stockholders’ investment.

The Advisor may have conflicting fiduciary obligations if we acquire properties with its affiliates or other related entities; as a result, in any such transaction we may not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

The Advisor may cause us to acquire an interest in a property from its affiliates or DCT Industrial Trust or through a joint venture with its affiliates or DCT Industrial Trust or to dispose of an interest in a property to its affiliates or DCT Industrial Trust. In these circumstances, the Advisor will have a conflict of interest when fulfilling its fiduciary obligation to us. In any such transaction we may not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

The fees we pay to affiliates in connection with our public offering  and in connection with the acquisition and management of our investments were not determined on an arm’s length basis and therefore we do not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

Assuming we raise $2,000,000,000 in gross offering proceeds from the sale of shares of our common stock (including $1,500,000,000 pursuant to the primary offering and $500,000,000 pursuant to the distribution reinvestment plan), we will pay an aggregate of up to approximately 7.8% of the gross offering proceeds (approximately $155,000,000) in fees, commissions and offering expense reimbursement to the Advisor, the Dealer Manager and other of our affiliates in exchange for their services and to reimburse funds advanced on our behalf. Substantially all of the sales commissions (up to $90,000,000) are expected to be reallowed to third party broker dealers participating in the offering. The fees to be paid to the Advisor, the Dealer Manager and other affiliates for services they provide us were not determined on an arm’s length basis. As a result, the fees have been determined without the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

We may purchase real estate assets from third parties who have existing or previous business relationships with affiliates or other related entities of the Advisor; as a result, in any such transaction, we may not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

We may purchase assets from third parties that have existing or previous business relationships with affiliates of the Advisor. DCT Industrial Trust, Dividend Capital Investments, the officers, directors or employees of such entities and the principals of the Advisor who also perform services for other Dividend Capital affiliated entities or DCT Industrial Trust may have a conflict in representing our interests in these transactions on the one hand and the interests of such affiliates in preserving or furthering their respective relationships on the other hand. In any such transaction, we will not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

RISKS RELATED TO INVESTMENTS IN REAL PROPERTY

Changes in global, national, regional or local economic, demographic, or real estate market conditions may adversely affect our results of operations and returns to our stockholders.

We will be subject to risks generally incident to the ownership of real property including changes in, global, national, regional or local economic, demographic or real estate market conditions. We are unable to predict future changes in national, regional or local economic, demographic or real estate market conditions. For example, a recession or rise in interest rates could make it more difficult for us to lease real properties or dispose of them. In addition, rising interest rates could also make alternative interest bearing and other investments more attractive and therefore potentially lower the relative value of our existing real estate investments. These conditions, or others we cannot predict, may adversely affect our results of operations and returns to our stockholders.

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

When a tenant at one of our real properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new tenants, we will be required to expend substantial funds to construct new tenant improvements in the vacated space. Substantially all of the net proceeds from our public offering  will be invested in real properties and real estate securities, and we do not anticipate that we will maintain permanent working capital reserves. We do not currently have an identified funding source to provide funds which may be required in the future for tenant improvements and tenant refurbishments in order to attract new tenants. If we do not establish sufficient reserves for working capital or obtain adequate secured financing to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our real properties. If we defer such improvements, the applicable real properties may decline in value, and it may be more difficult for us to attract or retain tenants to such real properties or the amount of rent we can charge at such real properties may decrease. We cannot assure our stockholders that we will have any sources of funding available to us for repair or reconstruction of damaged real property in the future.

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

Uninsured losses or premiums for insurance coverage relating to real property may adversely affect our stockholders’ returns.

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

 Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our real properties incurs a casualty loss which is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we cannot assure our stockholders that funding will be available to us for repair or reconstruction of damaged real property in the future.

We compete with numerous other parties or entities for real property investments and tenants and may not compete successfully.

We will compete with numerous other persons or entities seeking to buy real property assets or to attract tenants to real properties we already own. These persons or entities may have greater experience and financial strength. There is no assurance that we will be able to acquire real property assets or attract tenants on favorable terms, if at all. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential tenants and pressuring us to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our properties. Each of these factors could adversely affect our results of operations, financial condition, value of our investments and ability to pay distributions to our stockholders.

Delays in the acquisition, development and construction of real properties may have adverse effects on our results of operations and returns to our stockholders.

Delays we encounter in the selection, acquisition and development of real properties could adversely affect our stockholders’ returns. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, our stockholders could suffer delays in the distribution of cash distributions attributable to those particular real properties. Delays in completion of construction could give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction. Each of those factors could result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, the price we agree to for a real property will be based on our projections of rental income and expenses and estimates of the fair market value of real property upon completion of construction. If our projections are inaccurate, we may pay too much for a property.

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

Actions by such a joint venture partner or co-tenant might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing our stockholders’ returns.

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

Investment in real properties may also be subject to the Americans with Disabilities Act of 1990, as amended. Under this act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The act’s requirements could require us to remove access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the act. We cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. Any monies we use to comply with the act will reduce the amount of cash available for distribution to our stockholders.

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

We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure our stockholders that we will have funds available to correct such defects or to make such improvements.

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

We anticipate that the majority of our direct real property investments will be made in the United States, although we may also invest in Canada and Mexico, and potentially elsewhere on a limited basis, to the extent that opportunities exist that may help us meet our investment objectives. To the extent that we invest in real property located outside of the United States, in addition to risks inherent in the investment in real estate generally discussed in our prospectus, we will also be subject to fluctuations in foreign currency exchange rates and the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden associated with complying with a wide variety of foreign laws. Changes in foreign currency exchange rates may adversely impact the fair values and earnings streams of our international holdings and therefore the returns on our non-dollar denominated investments. To the extent that we make real property investments outside of the United States, our principal currency exposures are expected to be the Mexican Peso and the Canadian Dollar, although to the extent that we make investments in other foreign countries we would be subject to additional currency exposure. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations.

RISKS RELATED TO INVESTMENTS IN REAL ESTATE SECURITIES

Our investments in real estate related common equity securities will be subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities.

We may invest in real estate common equity securities of both publicly traded and private real estate companies. Investments in real estate related common equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate related common equity securities generally invest in real estate or real estate related assets and are subject to the inherent risks associated with real estate related investments discussed in our prospectus, including risks relating to rising interest rates.

Real estate related common equity securities are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in real estate related common equity securities are subject to risks of (1) limited liquidity in the secondary trading market, (2) substantial market price volatility resulting from changes in prevailing interest rates, (3) subordination to the prior claims of banks and other senior lenders to the issuer, (4) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (5) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (6) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding real estate related common equity securities and the ability of the issuers thereof to repay principal and interest or make distribution payments.

Our investments in real estate preferred equity securities involve a greater risk of loss than traditional debt financing.

We invest in real estate preferred equity securities, which involve a higher degree of risk than traditional debt financing due to a variety of factors, including that such investments are subordinate to traditional loans and are not secured by property underlying the investment. Furthermore, should the issuer default on our investment, we would only be able to proceed against the entity in which we have an interest, and not the property owned by such entity and underlying our investment. As a result, we may not recover some or all of our investment.

The mortgage loans in which we may invest and the mortgage loans underlying the mortgage backed securities in which we may invest will be subject to delinquency, foreclosure and loss, which could result in losses to us.

Commercial mortgage loans are secured by multifamily or other types of commercial property and are subject to risks of delinquency and foreclosure and risks of loss that are greater than similar risks associated with loans made on the security of single family residential property. The ability of a borrower to repay a loan secured by a property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

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

Some of our real estate securities investments may be denominated in foreign currencies and, therefore, we expect to have currency risk exposure to any such foreign currencies. A change in foreign currency exchange rates may have an adverse impact on returns on our non-U.S. dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations. To the extent that we invest in non-U.S. dollar denominated securities, in addition to risks inherent in the investment in securities generally discussed in our prospectus, we will also be subject to risks associated with the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden of complying wide variety of foreign laws.

We expect a portion of our real estate securities investments to be illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

Certain of the real estate securities that we may purchase in connection with privately negotiated transactions will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default.

Interest rate and related risks may cause the value of our real estate securities investments to be reduced.

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

During periods of rising interest rates, the average life of certain types of securities may be extended because of slower than expected principal payments. This may lock in a below-market interest rate, increase the security’s duration and reduce the value of the security. This is known as extension risk. During periods of declining interest rates, an issuer may be able to exercise an option to prepay principal earlier than scheduled, which is generally known as call or prepayment risk. If this occurs, we may be forced to reinvest in lower yielding securities. This is known as reinvestment risk. Preferred and debt securities frequently have call features that allow the issuer to repurchase the security prior to its stated maturity. An issuer may redeem an obligation if the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. These risks may reduce the value of our real estate securities investments.

RISKS ASSOCIATED WITH DEBT FINANCING

We will incur mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of our stockholders’ investment.

We intend to finance a portion of the purchase price of real properties and real estate securities investments by borrowing funds. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the sum of (a) the aggregate cost of our real property assets before non-cash reserves and depreciation and (b) the aggregate cost of our securities assets. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

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

Between June 2004 and December 31, 2006, the Federal Reserve Board has significantly increased short-term interest rates. If mortgage debt is unavailable on reasonable terms as a result of increased interest rates or other factors, we may not be able to finance the initial purchase of properties. In addition, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing securities or by borrowing more money.

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

We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our real properties, but no hedging strategy can protect us completely. We cannot assure our stockholders that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. In addition, the use of such instruments may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income test.

FEDERAL INCOME TAX RISKS

Failure to qualify as a REIT could adversely affect our operations and our ability to make distributions.

We intend to operate in a manner designed to permit us to qualify as a REIT for federal income tax purposes commencing with the taxable year ending December 31, 2006. Although we do not intend to request a ruling from the Internal Revenue Service as to our REIT status, we have received the opinion of our special U.S. federal income tax counsel, Skadden, Arps, Slate, Meagher & Flom LLP, with respect to our qualification as a REIT. This opinion has been issued in connection with our public offering. Stockholders should be aware, however, that opinions of counsel are not binding on the Internal Revenue Service or on any court. The opinion of Skadden, Arps, Slate, Meagher & Flom LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. Skadden, Arps, Slate, Meagher & Flom LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Skadden, Arps, Slate, Meagher & Flom LLP and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of that qualification. See “Federal Income Tax Considerations—REIT Qualification” in our prospectus for further discussion.

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

We believe that the Operating Partnership will be treated for federal income tax purposes as a partnership and not as an association or as a publicly traded partnership taxable as a corporation. If the Internal Revenue Service were successfully to determine that the Operating Partnership were properly treated as a corporation, the Operating Partnership would be required to pay federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the Operating Partnership and distributions to partners would constitute distributions that would not be deductible in computing the Operating Partnership’s taxable income. In addition, we could fail to qualify as a REIT, with the resulting consequences described above. See “Federal Income Tax Considerations—Federal Income Tax Aspects of the Operating Partnership—Classification as a Partnership” in our prospectus for further discussion.

To qualify as a REIT, we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations.

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid corporate income taxation on the earnings that we distribute, it is possible that we might not always be able to do so.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

We may purchase real properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, we cannot assure our stockholders that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

Our stockholders may have current tax liability on distributions if our stockholders elect to reinvest in shares of our common stock.

Even if our stockholders participate in our distribution reinvestment plan, our stockholders will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless our stockholders are a tax-exempt entity, our stockholders may have to use funds from other sources to pay our stockholders’ tax liability on the value of the common stock received.

Distributions payable by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.

Tax legislation enacted in 2003 generally reduces the maximum tax rate for distributions payable by corporations to individuals to 15% through 2008. Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient, rather than the 15% preferential rate. Although this legislation does not adversely affect the taxation of REITs or distributions paid by REITs, the more favorable rates applicable to regular corporate distributions could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.

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

Distributions to tax-exempt stockholders may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt stockholder. However, there are certain exceptions to this rule. In particular:

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

•                  Part of the income and gain recognized by a tax exempt stockholder with respect to our common stock would constitute unrelated business taxable income if the stockholder incurs debt in order to acquire the common stock; and

•                  Part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17), or (20) of the Code may be treated as unrelated business taxable income.

See “Federal Income Tax Considerations—Treatment of Tax Exempt Stockholders” section of our prospectus for further discussion of this issue if our stockholders are a tax-exempt stockholder.

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

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including shares of stock in other REITs, certain mortgage loans, and mortgage backed securities. The remainder of our investment in securities (other than governmental securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. See “Federal Income Tax Considerations—Operational Requirements—Asset Tests” in our prospectus for further discussion. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

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

Legislative or regulatory action could adversely affect stockholders.

In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in shares of our common stock. We urge our stockholders to consult with their  tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

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

Foreign stockholders may be subject to FIRPTA on the sale of common shares if we are unable to qualify as a “domestically controlled” REIT.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA, on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled

REIT.” A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. We cannot assure our stockholders that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a foreign stockholder on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the foreign stockholder did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock. See “Federal Income Tax Considerations—Special Tax Considerations for Non-U.S. Stock holders—Non-Dividend Distributions” in our prospectus for further discussion.

INVESTMENT COMPANY RISKS

Maintenance of our Investment Company Act exemption imposes limits on our operations.

We conduct our operations so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended, which we refer to as the “Investment Company Act.” We rely on the exclusion provided by Section 3(c)(5)(C) of the Investment Company Act (and potentially Section 3(c)(6) if, from time to time, we engage in our real estate business through one or more majority owned subsidiaries) and (or) any other exclusions available to us.

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

In order not to be deemed an investment company under the Investment Company Act, we must be engaged primarily in a business other than that of owning, holding, trading or investing in securities. We believe that we will not be so engaged, but there is uncertainty with respect to the characterization of some types of assets in which we plan to invest as real estate under the Investment Company Act. As a result, it is possible that some of the assets in which we invest could be determined to be securities, rather than interests in, or liens upon, real estate. If a sufficient amount of such assets are determined to be securities rather than interests in, or liens upon, real estate for purposes of the Investment Company Act, it is possible that we could be characterized as an investment company, which would likely have a material adverse effect on our business and operations. Such a characterization would require us to either (1) change the manner in which we conduct our operations to avoid being required to register as an investment company or (2) to register as an investment company, either of which could have an adverse effect on us and the market price for our common stock.

Specifically, the CMBS we expect to acquire will be collateralized by pools of first mortgage loans where we can monitor the performance of the underlying mortgage loans through loan management and servicing rights and we will have appropriate workout/foreclosure rights with respect to the underlying mortgage loans. When such arrangements exist, we believe that our CMBS investments will be treated as investments in real estate for purposes of the Investment Company Act. If the Securities and Exchange Commission or its staff take a different position with respect to the characterization of the CMBS in which we invest, in order to avoid registration as an investment company, we may need to dispose of a significant portion of our

CMBS or acquire significant other additional assets, or we may need to modify our business plan to register as an investment company, which would result in significantly increased operating expenses and would likely entail significantly reducing our indebtedness which could also require us to sell a significant portion of our assets. No assurances can be given that any such dispositions or acquisitions of assets, or deleveraging, could be accomplished on favorable terms. Consequently, any such modification of our business plan could have a material adverse effect on us. Further, if it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the Securities and Exchange Commission, that we would be unable to enforce contracts with third parties, and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company. Any such results would be likely to have a material adverse effect on us.

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

There are special considerations that apply to pension or profit sharing trusts or IRAs investing in our common stock.

If our stockholders are investing the assets of an IRA, pension, profit sharing, 401(k), Keogh or other qualified retirement plan, our stockholders should consider whether:

•                  The investment in the Company is consistent with such stockholders fiduciary obligations under ERISA and the Code;

•                  The investment is made in accordance with the documents and instruments governing such stockholders’ plan or IRA, including our stockholders’ plan’s investment policy;

•                  The  investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•                  The investment will not impair the liquidity of the plan or IRA;

•                  The investment will not produce “unrelated business taxable income” for the plan or IRA;

•                  Each stockholder will be able to value the assets of the plan annually in accordance with ERISA requirements; and

•                  The investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

See “ERISA Considerations” in our prospectus for a more complete discussion of the foregoing issues and other risks associated with an investment in shares of our common stock by retirement plans.

ITEM 1B.           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                    PROPERTIES

As of December 31, 2006, we had assembled a portfolio of office and industrial real estate consisting of 14 real properties, all of which were operating properties. These operating properties are located in nine distinct markets throughout the United States and have a combined total net rentable area of approximately 2.9 million square feet. As of December 31,

2006, our properties were subject to mortgage debt which had an aggregate carrying value of approximately $84.5 million (See Note 6 to our consolidated financial statements in Item 8).

The following table describes the operating properties, by market, in which we hold a majority equity interest as of December 31, 2006.  These properties were consolidated for purposes of financial statement reporting as of December 31, 2006 (dollars in thousands).

Property	Market	Date of Acquisition	Total Acquisition Cost	Net Rentable Area (Square Feet)	Encumbrances	% of Total Acquisition Cost of Portfolio	% of Square Footage of Portfolio	Occupancy (1)

Office and Office/R&D Properties
Jay Street	Bay Area, CA	6/28/06	$35,901	155,000	$23,500	14.1%	5.3%	84.1%
Bala Pointe	Philadelphia, PA	8/28/06	36,063	173,000	24,000	14.2%	5.9%	92.3%
Lundy Avenue	Bay Area, CA	9/28/06	21,595	177,000	14,250	8.5%	6.1%	100.0%
Shiloh Road	Dallas, TX	12/21/06	35,396	151,000	22,700	13.9%	5.2%	100.0%
Total Office and Office/R&D Properties			128,955	656,000	84,450	50.6%	22.6%	94.2%

Industrial Properties
Rickenbacker	Columbus, OH	10/16/06	$14,560	330,000	$—	5.7%	11.3%	100.0%
Park West Q	Cincinnati, OH	10/16/06	10,821	199,000	—	4.2%	6.8%	100.0%
Eagle Creek East	Minneapolis, MN	10/16/06	9,030	107,000	—	3.5%	3.7%	100.0%
Park West L	Cincinnati, OH	10/31/06	8,171	150,000	—	3.2%	5.2%	100.0%
Eagle Creek West	Minneapolis, MN	10/31/06	10,200	132,000	—	4.0%	4.5%	98.7%
Minnesota Valley III	Minneapolis, MN	10/31/06	14,175	233,000	—	5.6%	8.0%	100.0%
Pencader	Philadelphia, PA	12/6/06	7,899	129,000	—	3.1%	4.4%	100.0%
Hanson Way Dist. Ctr	Sacramento, CA	12/7/06	25,406	396,000	—	10.0%	13.6%	100.0%
Old Silver Spring	Central PA	12/8/06	6,095	104,000	—	2.4%	3.6%	100.0%
Marine Drive	Charlotte, NC	12/8/06	19,504	472,000	—	7.7%	16.2%	100.0%
Total Industrial Properties			125,861	2,252,000	—	49.4%	77.4%	99.9%
Total			$254,816	2,908,000	$84,450	100.0%	100.0%	98.6%

(1)             Occupancy rates are as of December 31, 2006.

ITEM 3.                    LEGAL PROCEEDINGS

None.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We are currently offering up to $2.0 billion in shares of our common stock pursuant to an effective registration statement, 75% of which are being offered at a price of $10.00 per share, and 25% of which are being offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. In each case, the offering price was arbitrarily determined by our board of directors. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and our distribution reinvestment plan. There is no established public trading market for the shares of our common stock.

In order for NASD members and their associated persons to have participated in the offering and sale of shares of common stock pursuant to our public offering or to participate in any future offering of our shares, we are required pursuant to NASD Rule 2710 (f) (2) (m) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, the Advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, the estimated value of the shares was deemed to be $10.00 per share as of December 31, 2006. The basis for this valuation is the fact that, as of December 31, 2006, we were conducting a public offering of our shares at the price of $10.00 per share to third-party investors through arms-length transactions. However, there is no significant public trading market for the shares at this time, and there can be no assurance that stockholders could receive $10.00 per share if such a market did exist and they sold their shares of our common stock or that they will be able to receive such amount for their shares of our common stock in the future. Moreover, we have not performed an appraisal of our properties or debt related investments; as such, this valuation is not necessarily based upon the appraised value of our investments, nor does it necessarily represent the amount stockholders would receive if our properties were sold and the proceeds distributed to our stockholders in a liquidation, which amount may be less than $10.00 per share, because at the time we were purchasing our investments, the amount of funds available for investments was reduced by selling commissions and dealer manager fees, organization and offering costs and acquisition and advisory fees and expenses, as described in more detail in the notes to our consolidated financial statements included in this report. As a result, it would be expected that, in the absence of other factors affecting property values, our aggregate net asset value may be less than the proceeds of our public offering and may not be the best indicator of the value of shares purchased as a long term income producing investment. In addition, we may conduct additional public offerings of our common stock. Prior to providing a liquidity event for our stockholders, our board of directors will determine the public offering price of our shares of common stock for future public offerings, which may or may not be the same as our current public offering price.

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

Participants may acquire shares of our common stock pursuant to our distribution reinvestment plan until the earliest date upon which (1) all the common stock registered in our initial public offering or future offerings to be offered under our distribution reinvestment plan is issued, (2) our initial public offering and any future offering pursuant to our distribution reinvestment plan terminate and we elect to deregister with the Commission the unsold amount of our common stock registered to be offered under our distribution reinvestment plan, or (3) there is more than a de minimis amount of trading in shares of our common stock, at which time any registered shares of our common stock then available under our distribution reinvestment plan will be sold at a price equal to the fair market value of the shares of our common stock, as determined by our board of directors by reference to the applicable sales price with respect to the most recent trades occurring on or prior to the relevant distribution date. In any case, the price per share will be equal to the then-prevailing market price, which shall equal the price on The Nasdaq Stock Market or the national securities exchange on which such shares of common stock are listed at the date of purchase.

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

As of December 31, 2006, we had received no redemption requests.

Holders

As of March 15, 2007 we had 64,908,004 shares of our common stock outstanding held by a total of 11,995 stockholders.

Distributions

We have accrued and made distributions on a quarterly basis following the end of each calendar quarter beginning with the calendar quarter after which we met the minimum offering requirements for our initial public offering on April 3, 2006. In connection with a distribution to our stockholders, our board of directors approves a quarterly distribution for a certain dollar amount per share of our common stock. We then calculate each stockholder’s specific distribution amount for the quarter using daily record and declaration dates, and distributions begin to accrue on the date we mail a confirmation of subscription to our stockholders for shares of our common stock, subject to our acceptance of the stockholder’s subscription.

We are required to make distributions sufficient to satisfy the requirements for qualification as a REIT for federal income tax purposes. Generally, income distributed will not be taxable to us under the Code if we distribute at least 90% of our taxable income each year (computed without regard to the distributions paid deduction and our net capital gain). In addition, if we fail to distribute during each calendar year at least the sum of (a) 85% of our ordinary income for such year, (b) 95% of our capital gain net income for such year, and (c) any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of the required distribution over the sum of (1) the amounts actually distributed by us, plus (2) retained amounts on which we pay income tax at the corporate level.  Distributions will be authorized at the discretion of the board of directors, in accordance with our earnings, cash flow and general financial condition. The board’s discretion will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. We are authorized to borrow money, issue new securities or sell assets in order to make distributions. There are no restrictions on the ability of the Operating Partnership to transfer funds to us.

The following table sets forth the distributions that had been paid and/or declared by our board of directors as of December 31, 2006:

Quarter	Amount Declared Per Share/Unit (1)	Annualized Amount Per Share/Unit (1)	Payment Date
2nd Quarter 2006	$0.1326	$0.55	July 17, 2006
3rd Quarter 2006	$0.1386	$0.55	October 13, 2006
4th Quarter 2006	$0.1512	$0.60	January 12, 2007
1st Quarter 2007	$0.1479	$0.60	April 16, 2007 (2)

(1)             Assumes share of common stock was owned for the entire quarter.

(2)             On December 21, 2006, our board of directors declared a first quarter 2007 cash distribution of $0.15 per share of common stock which is payable to stockholders of record as of the close of business on each day during the period, from January 1, 2007 through and including March 31, 2007, pro rated for the period of ownership. The payment date for such distribution is currently anticipated to be April 16, 2007.

Equity Incentive Plan Information

For information regarding our equity incentive plan, see Note 13 to our consolidated financial statements in Item 8.

ITEM 6.                    SELECTED FINANCIAL DATA

The following table sets forth selected financial data relating to our historical financial condition and results of operations for the year ended December 31, 2006, and for the period from April 11, 2005 (inception) through December 31, 2005.  The financial data in the table is qualified in its entirety by, and should be read in conjunction with, “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data.”  The amounts in the table are in thousands except per share and footnote information.

	For the Year Ended December 31, 2006	For the Period from April 11, 2005 (Inception) through December 31, 2005

Operating Data:
Total revenue	$6,504	$—
Total operating expense	5,804	—
Interest expense	2,076	—
Interest income	1,259	*
Minority interests	65	*
Net income (loss)	(52)	*

Common Stock Distributions:
Common stock distributions declared	$4,090	$—
Common stock distributions declared per share	0.422	—

Per Share Data:
Basic net income (loss) per common share	$(0.01)	$0.01
Diluted net income (loss) per common share	(0.02)	0.01

Other Information:
Weighted average shares outstanding - basic	7,087	**
Weighted average shares outstanding - diluted	7,107	**

Balance Sheet Data:
Total assets	$452,971	$203
Debt	134,386	—
Total liabilities	159,177	—

Cash Flow Data:
Net cash provided by (used in) operating activities	$2,694	$ *
Net cash used in investing activities	(320,426)	—
Net cash provided by financing activities	385,047	2

	For the Year Ended December 31, 2006	For the Period from April 11, 2005 (Inception) through December 31, 2005

Reconciliation to Funds From Operations (1):

Net Income (Loss)	$(52)	*
Add:
Depreciation and amortization	2,321	—
Minority interest share of net income (loss)	(65)	*
Less:
FFO attributable to minority interest	(16)	*
FFO attributable to common stock	$2,188	*

FFO per share - basic	$0.31	$0.01
FFO per share - diluted	$0.30	$0.01

*                    Less than $100.

**             200 shares outstanding.

(1)             We believe that funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), is a meaningful supplemental measure of our operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses. However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. We believe that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful. We consider FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and real estate depreciation and amortization, FFO can help the investing public compare the operating performance of a company’s real estate between periods or as compared to other companies.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation of our net income to our funds from operations.

ITEM 7.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2006 and 2005, and for the year ended December 31, 2006 and for the period from April 11, 2005 (inception) through December 31, 2005.

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

Overview

We were formed as a Maryland corporation on April 11, 2005 to invest in a diverse portfolio of real properties, real estate securities and debt related investments. Our operating segments include (1) direct investments in real property, consisting of office, industrial, retail, multifamily and other properties, primarily located in North America, (2) investments in real estate securities, including securities issued by other real estate companies, commercial mortgage backed securities (“CMBS”), collateralized debt obligations (“CDOs”) and similar investments and (3) certain debt related investments, including mortgage notes secured by real estate, participations in mortgage loans, B-notes, mezzanine debt and other related investments.   For a more detailed discussion of our operating segments, see Note 20 to our consolidated financial statements in Item 8.

On January 27, 2006, we commenced a public offering of up to $2.0 billion in shares of our common stock, 75% of which are being offered at a price of $10.00 per share, and 25% of which are being offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. On April 3, 2006, we satisfied the minimum offering requirements of our public offering. As of December 31, 2006, we had accepted subscriptions from approximately 6,100 stockholders, issued approximately 32.3 million shares of our common stock to stockholders and received approximately $286.7 million in net proceeds.

As of December 31, 2006, we had invested in 14 real properties at a total acquisition cost of approximately $254.8 million, comprising 2.9 million net rentable square feet.   These assets included (1) four office and office/R&D properties with a total acquisition cost of approximately $129.0 million, comprising approximately 656,000 net rentable square feet and (2) ten industrial properties with a total acquisition cost of approximately $125.9 million, comprising approximately 2.3 million net rentable square feet.  These properties are located in nine distinct markets throughout the United States.   These properties were acquired using a combination of (1) net proceeds from our public offering, (2) debt financings, (3) available cash and (4) minority interest equity contributions.

As of December 31, 2006, we had invested in various real estate securities, net of dispositions, at a total approximate cost of $47.2 million, including (1) preferred equity securities of various real estate operating companies and real estate investment trusts primarily in the retail, office, multifamily, lodging and diversified real estate sectors with an approximate cost of $20.1 million and (2) CMBS and CDOs with an approximate cost of $27.1 million.  The total cost of these purchases was paid for using a combination of (1) net proceeds from the Company’s public offering and (2) borrowings from our Master Repurchase Facility.

During the year ended December 31, 2006, we acquired approximately $28.3 million in debt related investments.  These debt related investments included (1) an investment in a senior participating interest in a mortgage loan of approximately $7.0 million and (2) investments in two B-notes of approximately $21.3 million.

The number and type of real properties, real estate securities and debt related investments in which we may invest will depend upon real estate market conditions, the amount of proceeds we raise in our initial public offering and other circumstances existing at the time of acquisition or investment.

Between June 2004 and the date of this report on Form 10-K, the Federal Reserve Board has significantly increased short-term interest rates. Increasing interest rates could make alternative interest bearing and other investments more attractive and therefore potentially lower the relative value of our existing real estate investments. It may also increase the interest we pay on our debt obligations and make it more difficult for us to finance or refinance our real property, real estate securities and debt related investments.

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

We believe that we are organized and operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes beginning with the tax year ending December 31, 2006, and, once we so qualify, we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes. We will monitor the various qualification tests that we must meet to maintain our expected status as a REIT. Ownership of shares of our common stock will be monitored to ensure that no more than 50% in value of our outstanding shares of common stock is owned, directly or indirectly, by five or fewer individuals at any time. We also will determine, on a quarterly basis, that the gross income, asset and distribution tests are satisfied.

Liquidity and Capital Resources

Overview

The proceeds from our public offering provide funds to enable us to purchase real properties, real estate securities and debt related investments. We have acquired assets free and clear of permanent mortgage indebtedness by paying the entire purchase price in cash or equity securities, or a combination thereof, and we have selectively encumbered all or certain assets with debt. The proceeds from any loans will be used to make additional investments, to increase cash flow, to further diversify our portfolio and for other uses.

Our principal demand for funds will be to acquire real properties, real estate securities, debt related investments, to pay operating expenses and interest on our outstanding indebtedness, and to make distributions to our stockholders. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock, including those offered for sale through our distribution reinvestment plan, and through the assumption of debt. There may be a delay between the sale of shares of our common stock and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments.

The Advisor and its product specialists, subject to the oversight of our board of directors, evaluate potential acquisitions and engage in negotiations with sellers and lenders on our behalf. Pending investment in real properties, real estate securities or debt related investments, we may decide to temporarily invest any unused proceeds from our public offering in certain investments that could yield lower returns than those earned on real estate assets, real estate securities or debt related investments. These lower returns may affect our ability to make distributions to stockholders. Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

The Advisor may, but is not required to, establish working capital reserves from offering proceeds, out of cash flow generated by operating assets or out of proceeds from the sale of assets. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions and major capital expenditures. Our lenders may require working capital reserves.

We use the net proceeds from our public offering to make investments in real property, real estate securities or debt related investments and to pay fees and expenses. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire, develop and operate real properties and to invest in real estate securities and debt related investments.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than the potential for additional increases in interest rates (as discussed above), that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring and operating real properties or investing in real estate securities and debt related investments other than those referred to in this Report on Form 10-K.

Management currently expects that our principal sources of working capital and funding for acquisitions and potential capital requirements for expansions and renovation of real properties, developments, investments in real estate securities and debt related investments, distributions to stockholders, redemption of common shares and debt service will include:

•                  Current cash balances;

•                  Public offerings;

•                  Various forms of secured financings;

•                  Borrowings under our master repurchase agreements;

•                  Borrowings under margin loan accounts and prospective lines of credit;

•                  Equity capital from joint venture partners;

•                  Proceeds from the Operating Partnership’s private placement;

•                  Proceeds from our distribution reinvestment plan; and

•                  Cash flow from operations.

Over the short term, we believe that our sources of capital, specifically our current cash balances, cash flow from operations, our ability to raise equity capital from joint venture partners, our ability to obtain various forms of secured financing and proceeds from the Operating Partnership’s private placement are adequate and will continue to be adequate to meet our liquidity requirements and capital commitments. These liquidity requirements and capital commitments include the payment of debt service, regular quarterly stockholder distributions, funding redemptions of our common stock, capital expenditures at our properties and prospective acquisitions and investments.

Over the longer term, in addition to the same sources of capital we rely on to meet our short term liquidity requirements, we also expect to utilize additional secured and unsecured financings and equity capital from joint venture partners. We may also conduct additional public offerings in the future. We expect these resources will be adequate to fund our operating activities, debt service and distributions, which we presently anticipate will grow over time, and will be sufficient to fund our ongoing acquisition activities as well as providing capital for investment in future development and other joint ventures along with potential forward purchase commitments.

Significant Sources of Capital

The following discussion describes our significant sources of capital for the year ended December 31, 2006.  We did not commence formal business operations until the acquisition of our first real property on June 28, 2006.

Public Offering

On May 27, 2005, we filed a registration statement with the Securities and Exchange Commission on Form S-11 in connection with a public offering of our common stock. The registration statement was declared effective on January 27, 2006. Pursuant to the registration statement, we are offering for sale up to $2.0 billion in shares of common stock, 75% of which are being offered to stockholders at a price of $10.00 per share, and 25% of which are being offered to participants in our distribution reinvestment plan at a price of $9.50 per share.

For the year ended December 31, 2006, approximately 32.3 million shares of common stock were issued in conjunction with the public offering.  For the year ended December 31, 2006, we raised net proceeds of approximately $286.7 million.  The net proceeds from the sale of these securities were transferred to the Operating Partnership on a one-for-one basis for OP Units.

The Operating Partnership’s Private Placement

The Operating Partnership is currently offering undivided tenancy-in-common interests in our properties to accredited stockholders in a private placement exempt from registration under the Securities Act. We anticipate that these tenancy-in-common interests may serve as replacement properties for stockholders seeking to complete like-kind exchange transactions under Section 1031 of the Code. Additionally, the tenancy-in-common interests sold to stockholders are 100% leased by the Operating Partnership, and such leases contain purchase options whereby our Operating Partnership has the right to acquire the tenancy-in-common interests from the stockholders commencing at the beginning of the 15th month and terminating at the end of the 18th month of the lease in exchange for OP units under Section 721 of the Internal Revenue Code. During the year ended December 31, 2006, we had raised approximately $39.0 million pursuant to our Operating Partnership’s private placement. Prior to the year ended December 31, 2006, we had not raised any capital from the sale of undivided tenancy-in-common interests in our properties pursuant to the Operating Partnership’s private placement.

Debt Financings

Mortgage Debt — During the year ended December 31, 2006, we obtained aggregate mortgage debt financing in the amount of approximately $84.5 million; all of this mortgage debt was interest only. The table below provides a summary of these mortgage debt financings and their related terms (dollars in thousands):

	Debt Issuance Date	Interest Rate	Maturity Date	Outstanding Balance as of December 31, 2006
Property
Jay Street	June 2006	6.05%	July 2016	$23,500
Bala Pointe	August 2006	5.89%	August 2036 (1)	24,000
Lundy Avenue	October 2006	5.60%	November 2016	14,250
Shiloh Road	December 2006	5.57%	December 2016	22,700
Weighted Average/Totals (2)		5.80%		$84,450

(1)             Includes option to prepay full loan amount in August 2016.

(2)             Weighted average interest rates are based upon outstanding balances as of December 31, 2006.

Master Repurchase Facility (the “REPO Facility”) — On October 26, 2006, we closed a master repurchase facility with JP Morgan Chase Bank, N.A. The REPO Facility has a capacity of $200 million and matures in October 2007, subject to extension, with a final maturity date in October 2009. The REPO Facility bears interest at spreads of 0.05% to 2.15% over the one-month LIBOR and, based on our expected investment activities, provides for advance rates that vary from 35% to 97% based upon the asset being financed. The lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines. As of December 31, 2006, we had aggregate borrowings under the REPO Facility of approximately $10.9 million at a weighted average spread of LIBOR plus 0.68%.  For the year ended December 31, 2006, we had incurred interest expense, including REPO Facility non-usage fees, of approximately $166,000.  We had not entered into any REPO Facility transactions prior to the year ended December 31, 2006.

The REPO Facility requires that we pay down borrowings as principal payments on the loans and investments pledged are received. Borrowings under the REPO Facility at December 31, 2006 were secured by the following investments (amounts in thousands):

Investment Type	Carrying Value (1)
Investment in real estate securities	$3,000
Debt related investments	6,974
Investments in real property (2)	10,200
Total	$20,174

(1)             Approximates fair value.

(2)             Certain borrowings on our REPO Facility are secured by our investment in the Eagle Creek West property, which had a total acquisition cost of approximately $10.2 million.

Minority Interest Contributions

For the year ended December 31, 2006, our joint venture partners had contributed approximately $11.5 million in equity capital to our consolidated joint ventures in connection with the acquisition of certain of our real properties.  We had not entered into any joint venture arrangements prior to the year ended December 31, 2006.

Cash Flow from Operations

For the year ended December 31, 2006, our cash provided by operating activities was approximately $2.7 million.  Cash used in operating activities prior to the year ended December 31, 2006 was insignificant.

Significant Uses of Capital

The following discussion describes our significant uses of capital for the year ended December 31, 2006.  We did not commence formal business operations until the acquisition of our first real property on June 28, 2006.

Real Property Acquisitions

During the year ended December 31, 2006, we acquired 14 real properties with a total acquisition cost of approximately $254.8 million, comprising approximately 2.9 million net rentable square feet.  These assets included (1) four office and office/R&D properties with a total acquisition cost of approximately $129.0 million, comprising approximately 656,000 net rentable square feet and (2) ten industrial properties with a total acquisition cost of approximately $125.9 million, comprising approximately 2.3 million net rentable square feet. These properties were acquired using a combination of (1) net proceeds from our public offering, (2) debt financings, (3) available cash and (4) minority interest equity contributions.  For all properties acquired and consolidated, the results of operations for the acquired properties are included in our consolidated statements of operations from the dates of acquisition.  There was no real property acquisition activity prior to the year ended December 31, 2006.

Real Estate Securities Acquisitions

During the year ended December 31, 2006, we had invested in various real estate securities, net of dispositions, at a total cost of approximately $47.2 million. These purchases consisted of (1) preferred equity securities of various real estate operating companies and real estate investment trusts primarily in the retail, office, multifamily, lodging, and diversified real estate sectors with an approximate cost of $20.1 million and (2) CMBS and CDOs with an approximate cost of $27.1 million. The total cost of these real estate securities was paid for using a combination of (1) net proceeds from our public offering and (2) borrowings from our REPO Facility.  In addition, we acquired approximately $8.2 million of real estate securities that had not settled as of December 31, 2006, which are included in our consolidated balance sheets as unsettled securities purchases. There was no real estate securities acquisition activity prior to the year ended December 31, 2006.

Debt Related Investments

During the year ended December 31, 2006, we acquired approximately $28.3 million in debt related investments.  These debt related investments included (1) an investment in a senior participating interest in a mortgage loan of approximately $7.0 million and (2) investments in two B-notes of approximately $21.3 million. There was no debt related investments activity prior to the year ended December 31, 2006.

Debt Service Requirements

As of December 31, 2006, we had total outstanding debt and short-term borrowings of approximately $95.4 million.  These borrowings consisted of (1) approximately $84.5 million in secured, fixed-rate, interest-only, non-recourse mortgage notes and (2) approximately $10.9 million in borrowings under our REPO Facility.  In addition, during the year ended December 31, 2006, we borrowed $8.5 million under our margin loan account, which we repaid prior to December 31, 2006. All of our borrowings require monthly payments of interest only.  Currently, our cash flows from operations are sufficient to satisfy these monthly debt service requirements and we anticipate that cash flows from operations will continue to be sufficient to satisfy our regular monthly debt service.  For the year ended December 31, 2006, including accrued interest of approximately $210,000 and non-usage fees under our REPO Facility, our debt service expense was approximately $2.1 million. There were no debt service requirements prior to the year ended December 31, 2006.

Distributions

The payment of distributions is determined by our board of directors and may be adjusted at its discretion at any time.  Distribution levels are set by our board of directors at a level it believes to be appropriate and sustainable based upon a review of a variety of factors including, but not limited to, the evaluation of existing assets within our portfolio, anticipated acquisitions, projected levels of additional capital to be raised, debt to be incurred in the future and the anticipated results of operations.  In April 2006 and June 2006, our board of directors set distribution levels at an annualized $0.55 per share or OP unit for the quarters ended June 30, 2006 and September 30, 2006, respectively.  In September 2006, our board of directors set the distribution level at an annualized $0.60 per share or OP unit for the quarter ended December 31, 2006.

The total amount of distributions for the calendar year 2006 was approximately $4.1 million and was satisfied by two sources:  (1) a cash distribution to stockholders of approximately $1.8 million and (2) a common stock issuance of approximately $2.3 million (approximately 245,000 shares) pursuant to our distribution reinvestment plan. We paid approximately $1.4 million in distributions as of December 31, 2006.  We did not declare or pay any distributions prior to the year ended December 31, 2006. As of December 31, 2006, we had distributions payable of approximately $2.7 million.

We funded our distributions for the year ended December 31, 2006 of $4.1 million from a combination of (1) funds from operations of approximately $2.2 million and (2) short-term borrowings and borrowings under our REPO Facility of approximately $1.9 million.  Our long-term corporate strategy is to fund the payment of distributions entirely from funds from operations.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2006, specifically our obligations under long-term debt agreements and operating lease agreements (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4-5 Years	More than 5 Years
Long-Term Debt (1)	$133,430	$4,898	$9,796	$9,796	$108,940
Operating Leases (2)	32,190	2,146	4,292	4,292	21,460
Total	$165,620	$7,044	$14,088	$14,088	$130,400

(1)             Payments include interest.

(2)             As of December 31, 2006, we had 3 operating master lease obligations relating to three properties, all of which were in connection with our Operating Partnership’s private placement of tenancy-in-common interests.

Results of Operations

Summary

During the year ended December 31, 2006, we acquired 14 real properties for a total acquisition cost of approximately $254.8 million. The acquisition of these assets was funded by a combination of (1) net proceeds from our public offering, (2) debt financings, (3) available cash and (4) equity contributions from joint venture partners.

During the year ended December 31, 2006, we acquired real estate securities for a total cost of approximately $47.2 million, including preferred equity securities of $20.1 million, net of a disposition of a preferred equity security with an acquisition cost of approximately $944,000 and (2) investments in CMBS and CDOs with an acquisition cost of approximately $27.1 million.

During the year ended December 31, 2006, we acquired debt related investments for a total cost of approximately $28.3 million. These debt related investments include a senior participating interest in a mortgage loan of approximately $7.0 million, and investments in two B-notes of approximately $21.3 million. The acquisitions of the real estate securities and the debt related investments were funded by proceeds from our public offering and borrowings from our REPO Facility.

As a result of these acquisitions of real properties, real estate securities and debt related investments, the results of our operations for the year ended December 31, 2006 have significant increases compared to our results of operations for the period from April 11, 2005 (inception) through December 31, 2005.

Rental Revenue

For the year ended December 31, 2006, we earned rental revenue of approximately $5.4 million from the 14 real properties acquired throughout the year.  The majority of the rental revenue is attributable to the first three office and office/R&D properties we acquired, Jay Street, Bala Pointe and Lundy Avenue. We did not have any rental revenue from real property prior to the year ended December 31, 2006.

Securities Income

For the year ended December 31, 2006, we earned income from investments in real estate securities of approximately $853,000.   For the year ended December 31, 2006, securities income derived from dividend income earned on preferred equity securities and interest earned on CMBS and CDOs was approximately $668,000 and $185,000, respectively.  We did not have any income from investments in real estate securities prior to the year ended December 31, 2006.

Debt Related Income

For the year ended December 31, 2006, we earned income from debt related investments of approximately $238,000.  The majority of this income resulted from our investment in a senior participating interest in a mortgage loan, which we acquired in September 2006. We did not have any income from debt related investments prior to the year ended December 31, 2006.

Gain on Sale of Securities

During the year ended December 31, 2006, we sold one preferred equity security for a realized gain of approximately $28,000.  We did not sell any securities assets prior to the year ended December 31, 2006.

Rental Expense

For the year ended December 31, 2006, we incurred rental expense of approximately $1.5 million, which was attributable primarily to our first three real property acquisitions, Jay Street, Bala Pointe and Lundy Avenue.  We did not own any real property prior to the year ended December 31, 2006.

Depreciation and Amortization

For the year ended December 31, 2006, we recorded depreciation and amortization expense of approximately $2.3 million, related to the 14 real property assets acquired during the year, and the majority of such expense was a result of depreciation and amortization associated with Jay Street, Bala Pointe and Lundy Avenue. We held no depreciable assets prior to the year ended December 31, 2006.

General and Administrative Expenses

For the year ended December 31, 2006, we recorded general and administrative expenses of approximately $1.3 million.  We did not have any general and administrative expenses prior to the year ended December 31, 2006.  General and administrative expenses incurred during 2006 were primarily attributable to commencement of our formal operations. The events of our registration statement becoming effective and the commencement of formal operations resulted in various general and administrative expenses associated with financial reporting requirements, including external audit and review fees, legal advisory fees, general accounting expenses, regulatory filing-related costs, independent director compensation and other operational costs.

Asset Management Fees, Related Party

For the year ended December 31, 2006, our Advisor earned approximately $722,000 in asset management fees, which was comprised of (1) real property asset management fees of approximately $542,000, (2) real estate securities asset management fees of approximately $139,000 and (3) debt related asset management fees of approximately $41,000.  We did not own any assets that would have resulted in asset management fees prior to the year ended December 31, 2006.

For a detailed discussion of the asset management fees we pay to our Advisor, see Note 14 to our consolidated financial statements in Item 8.

Interest Income

For the year ended December 31, 2006, we earned interest income of approximately $1.3 million.  Interest income is attributed to interest earned on cash balances held in interest bearing bank accounts and money market mutual funds.  The Company had negligible cash balances prior to the year ended December 31, 2006.

Interest Expense

For the year ended December 31, 2006, we incurred interest expense of approximately $2.1 million.  Interest expense resulted primarily from (1) the issuance of mortgage notes associated with the acquisition of Jay Street, Bala Pointe and Lundy Avenue, (2) imputed interest expense on financing obligations associated with our Operating Partnership’s private placement and (3) borrowings on our REPO Facility and on our margin account.

As of December 31, 2006, we had mortgage notes outstanding of $84.5 million with a weighted average interest rate of 5.80%.  In addition, we had financing obligations associated with our Operating Partnership’s private placement of approximately $39.0 million, which has an imputed interest rate of 5.80%.   We did not have any interest-bearing debt prior to the year ended December 31, 2006.

Off-Balance Sheet Arrangements

As of December 31, 2006 and 2005, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Supplemental Earnings Measures

Funds from Operations

We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider funds from operations, or FFO, as defined by NAREIT, to be a useful supplemental measure of our operating performance. FFO is defined as net income, calculated in accordance with GAAP, plus real estate related depreciation and amortization, less gains (or losses) from dispositions of real estate held for investment purposes and adjustments to derive our pro rata share of FFO of consolidated and unconsolidated joint ventures. We consider FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding all operating real estate depreciation and amortization and gains or losses related to sales of previously depreciated operating real estate, FFO can help the investing public compare the operating performance of a company’s real estate between periods or to other companies. The following table presents the calculation of our FFO reconciled from net income for the year ended December 31, 2006 and for the period from April 11, 2005 (inception) through December 31, 2005 (amounts in thousands, except per share and footnote information):

Calculation of Funds from Operations

	For the Year Ended December 31, 2006	For the Period from April 11, 2005 (Inception) through December 31, 2005

Reconciliation to Funds From Operations:

Net Income (Loss)	$(52)	*
Add:
Depreciation and amortization	2,321	—
Minority interest share of net income (loss)	(65)	*
Less:
FFO attributable to minority interest	(16)	*
FFO attributable to common stock	$2,188	*

FFO per share - basic	$0.31	$0.01
FFO per share - diluted	$0.30	$0.01

*                    Less than $100.

Subsequent Events

Real Property Acquisitions

40 Boulevard Office Centre

On January 25, 2007, a joint venture (the “40 Boulevard Joint Venture”) between a wholly-owned subsidiary of ours and an affiliate of Alliance Commercial Partners, LLC (“Alliance”), acquired a fee interest in 40 Boulevard Office Centre, (“40 Boulevard”), an office property located in Northbrook, Illinois. The total acquisition cost of 40 Boulevard was approximately $10.4 million (consisting of an approximate $10.1 million purchase price plus additional due diligence costs, an acquisition fee paid to the Advisor, and other closing costs) and was paid for through a combination of (1) an equity contribution from us to the 40 Boulevard Joint Venture using proceeds from our public offering, (2) available cash, (3) an equity contribution from Alliance to the 40 Boulevard Joint Venture and (4) debt financing obtained by the 40 Boulevard Joint Venture.

Washington Commons

On February 1, 2007, a joint venture (“the “Washington Commons Joint Venture”) between a wholly-owned subsidiary of ours and an affiliate of Alliance, acquired a fee interest in Washington Commons Office Park (“Washington Commons”), an office property located in Naperville, Illinois. The total acquisition cost of Washington Commons was approximately $25.6 million (consisting of an approximate $24.8 million purchase price plus additional due diligence costs, an acquisition fee paid to the Advisor, and other closing costs) and was paid for through a combination of (1) an equity contribution from us to the Washington Commons Joint Venture using proceeds from our public offering, (2) available cash, (3) an equity contribution from Alliance to the Washington Commons Joint Venture and (4) debt financing obtained by the Washington Commons Joint Venture.

Bandera Road Marketplace

On February 1, 2007, we acquired a 100% fee interest in Bandera Road Marketplace (“Bandera Road”), a retail property located in San Antonio, Texas. The total acquisition cost of Bandera Road was approximately $30.6 million (consisting of an approximate $29.6 million purchase price plus additional due diligence costs, an acquisition fee paid to the Advisor, and other closing costs) and was paid for through a combination of (1) proceeds from our public offering, (2) available cash and (3) debt financing obtained by us.

Southfield Parkway

Pursuant to a joint venture (the “DCT Joint Venture I”) between a wholly-owned subsidiary of ours and DCT Industrial Trust Inc. (“DCT”), on March 19, 2007 we acquired a fee interest in Southfield Parkway Industrial Property (“Southfield Parkway”), an industrial property located in the Atlanta, Georgia market. The total acquisition cost of the property was approximately $6.6 million (consisting of an approximate $6.4 million purchase price plus additional due diligence costs, an acquisition fee paid to the Advisor, and other closing costs) and was paid for through a combination of (1) an equity contribution from us to the DCT Joint Venture I using proceeds from our public offering, (2) available cash, and (3) an equity contribution from DCT to the joint venture.

Southfield Parkway consists of approximately 125,000 net rentable square feet and is currently 100.0% leased to its sole tenant, Kranson Industries, Inc.

We acquired Southfield Parkway without the use of debt financing. However, we currently expect to enter into a loan agreement to partially finance the acquisition of Southfield Parkway. However, the terms of the loan of not yet been determined and there is no guarantee that the loan agreement will occur for the estimated amount or at all.

Southfield Parkway was acquired by the DCT Joint Venture I from a wholly owned subsidiary of DCT, as seller. The total cost of this acquisition may increase by additional costs which have not yet been finally determined. Any additional costs are not expected to be material.

Shackelford Office Center

On March 20, 2007, we acquired a 100% fee interest in Shackelford Office Center (“Shackelford”), an office property located in Little Rock, Arkansas. The total acquisition cost of the property was approximately $21.7 million (consisting of an approximate $21.0 million purchase price plus additional due diligence costs, an acquisition fee paid to the Advisor, and other closing costs) and was paid for through a combination of (1) proceeds from our public offering and (2) available cash.

Shackelford consists of approximately 102,000 net rentable square feet and is currently 100.0% leased to its sole tenant, the Federal Bureau of Investigation.

We acquired Shackelford without the use of debt financing. However, we currently expect to enter into a loan agreement to partially finance the acquisition of Shackelford. However, the terms of the loan of not yet been determined and there is no guarantee that the loan agreement will occur for the estimated amount or at all.

Shackelford was acquired pursuant to a purchase agreement entered into by and between a wholly-owned subsidiary of ours and Harris/Hathaway JV, LLC, the seller. The total cost of this acquisition may increase by additional costs which have not yet been finally determined. Any additional costs are not expected to be material.

Secured Mortgage Financings

In conjunction with the acquisition of 40 Boulevard, the 40 Boulevard Joint Venture entered into an interest-only, secured mortgage loan agreement with an independent, third-party commercial lender on January 25, 2007. The term of the loan agreement is three years, although the loan agreement allows for one 12-month extension option subject to certain conditions being satisfied. Pursuant to the loan agreement, the 40 Boulevard Joint Venture received loan proceeds of $6.1 million in the form of a promissory note at a floating interest rate of LIBOR plus 1.40%, secured by a mortgage on 40 Boulevard. The 40 Boulevard Joint Venture may receive additional loan proceeds of up to $3.6 million under the terms of the promissory note for anticipated future costs associated with tenant improvements, leasing commissions and capital expenditures for the property. The promissory note is non-recourse to either the 40 Boulevard Joint Venture or to us.

In conjunction with the acquisition of Washington Commons, the Washington Commons Joint Venture entered into an interest-only, secured mortgage loan agreement with an independent, third-party commercial lender on February 1, 2007. The base term of the loan agreement is five years. Pursuant to the loan agreement, the Washington Commons Joint Venture received loan proceeds of $21.3 million in the form of a promissory note at a fixed interest rate of 5.94%, secured by a mortgage on Washington Commons. The promissory note is non-recourse to either the Washington Commons Joint Venture or to us.

In conjunction with the acquisition of Bandera Road, we entered into an interest-only, secured mortgage loan agreement with an independent, third-party commercial lender on February 1, 2007. The base term of the loan agreement is ten years. Pursuant to the loan agreement, we received loan proceeds of $21.5 million in the form of a promissory note at a fixed interest rate of 5.46%, secured by a mortgage on Bandera Road. The promissory note is non-recourse to us.

Real Estate Securities Acquisitions

From January 1, 2007 until March 15, 2007, we invested in various real estate securities at an aggregate acquisition cost of approximately $103.2 million, including $34.1 million invested in preferred equity securities and approximately $69.1 million invested in CMBS and CDOs.

Debt Related Investments

From January 1, 2007 until March 15, 2007, we funded additional borrowings under the terms of our senior participating interest in a commercial developer mortgage loan of approximately $608,000, resulting in a total current investment amount of approximately $7.6 million. We have a remaining conditional obligation to fund additional borrowings of approximately $727,000.

On February 12, 2007, we invested approximately $15.0 million in a B-Note security related to an office property located in Dallas, Texas. This B-Note is an interest-only note and had a remaining term of 116 months, as of the date of acquisition.

On February 20, 2007, we invested approximately $19.9 million in a mezzanine loan related to an office property located in Dallas, Texas. This mezzanine loan is an interest-only note and had a remaining term of 116 months, as of the date of acquisition.

On March 15, 2007, we invested approximately $25.8 million in a first mortgage loan to a commercial developer secured by a real property currently in the final stages of construction in the New York metropolitan market.  The mortgage loan is a floating rate, interest-only loan that earns interest at a rate of one-month LIBOR plus 350 basis points (8.82% at time of investment) and has an interest rate floor of 8.50%.  Under a loan agreement with the borrower, we have a conditional obligation to fund additional borrowings and reserves, as required to complete the construction of the project, of approximately $14.2 million (for a total investment of $40.0 million).  The majority of these additional borrowings will be evidenced by a cross-defaulted mezzanine loan against the borrower’s equity interest in the property.  The mezzanine loan contains the same floating rate interest payment terms as the mortgage loan.  Both the mortgage loan and mezzanine loan contain a lien-free completion guaranty from key principals of the borrower (i.e., full recourse until construction completion and delivery of the certificate of occupancy), and both loans have a term of 24 months with no extensions.

Proceeds from Public Offering

As of March 15, 2007, we had accepted subscriptions from 11,995 stockholders, issued approximately 64.9 million shares of our common stock to stockholders and received approximately $644.2 million in gross proceeds.

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

Critical Accounting Policies

General

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following discussion pertains to accounting policies management believes are most “critical” to the portrayal of our financial condition and results of operations which require management’s most difficult, subjective or complex judgments.

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

Our consolidated financial statements also include the accounts of Dividend Capital Total Realty Trust Inc. and its consolidated subsidiaries and joint ventures through which we are the primary beneficiary under Financial Accounting Standards Board Interpretation No. 46 (R), Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51 (“FIN No.  46(R)”) or we have a controlling interest. In determining whether we have a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, our management considers factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which it will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both.

Our management’s judgments with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a variable interest entity as defined by  FIN No. 46(R) involve consideration of various factors including the form of our ownership interest, the size of our investment (including loans) and our ability to participate in major policy making decisions. Our management’s ability to correctly assess its influence or control over an entity affects the presentation of these investments in our consolidated financial statements and, consequently, our financial position and specific items in our results of operations that are used by our stockholders, lenders and others in their evaluation of us.

Generally, we consolidate real estate partnerships and other entities that are not variable interest entities (as defined in FIN No. 46(R)) when we own, directly or indirectly, a majority voting interest in the entity. Our analysis of whether we consolidate real estate partnerships and other entities that are not variable interest entities is performed pursuant to various accounting pronouncements including: (1) Emerging Issues Task Force Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, (2) Accounting Research Bulletin No. 51, Consolidated Financial Statements and (3) AICPA Statement of Position 78-9, Accounting for Investments in Real Estate Ventures.

Investments in Real Property

We capitalize direct costs associated with the acquisition, development or improvement of real property, including acquisition fees paid to our Advisor. Costs associated with acquisition or development pursuits are capitalized as incurred and if the pursuit is abandoned, these costs are expensed in the period in which the pursuit is abandoned. Costs associated with the improvement of our real property assets are also capitalized as incurred. However, costs incurred in making repairs to and for maintaining our real property which do not extend the life of our assets are expensed as incurred. The results of operations for acquired real property are included in our condition reports, market data and other related information. Pursuant to SFAS No. 141, the difference between the fair value and the face value of debt assumed in an acquisition is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. The valuation of assumed liabilities is based on the current market rate for similar liabilities. The allocation of the total cost of a property to an intangible lease asset includes the value associated with the in-place leases which may include lost rent, leasing commissions, legal and other costs. In addition, the allocation of the total cost of a property requires allocating costs to an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of the acquisition. Above market lease assets are amortized as a reduction in rental revenue over the corresponding lease term. Below market lease liabilities are amortized as an increase in rental revenue over the corresponding lease term. Intangible in-place lease assets are amortized over the average lease term of the property.  In addition, we allocate a portion of the purchase price to the estimated value of customer relationships, if any.

We write off any remaining intangible asset or liability balances when a tenant terminates a lease before the stated lease expiration date.

Real property assets, including land, building, building and land improvements, tenant improvements and lease commissions, and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives as follows:

Description	Depreciable Life
Land	Not depreciated
Building	40 years
Building and land improvements	20 years
Tenant improvements	Over lease term
Lease commissions	Over lease term
Intangible in-place lease assets	Average term of leases of property
Above/below market rent assets/liabilities	Over lease term

Impairment — Investments in Real Property

We review our investments in real property individually on a quarterly basis to determine if there are indicators of impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Indicators may include, among others, the tenant’s inability to make rent payments, operating losses or negative operating trends at the property level, notification by a tenant that it will not renew its lease, a decision to dispose of a property or adverse changes in the fair value of any of our properties. For operating properties, if indicators of impairment exist, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is greater than the current net book value, in accordance with SFAS No. 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than its current net book value, we recognize an impairment loss for the difference between the net book value of the property and its estimated fair value. To the extent we decide to sell a property, we recognize an impairment loss if the current net book value of the property exceeds its fair value less selling costs. The above analyses require us to determine whether there are indicators of impairment for individual properties, to estimate the most likely stream of cash flows from operating properties and to determine the fair value of properties that are impaired or held for sale. If our assumptions, projections or estimates regarding a property change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the property.   As of December 31, 2006, we had not recorded any impairment charges to our real properties.

Investments in Real Estate Securities

Investments in real estate securities consist primarily of securities such as common equities, preferred equities, convertible preferred securities, commercial mortgage backed securities, collateralized debt obligations and other related securities types.  Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), requires the Company to classify its investments in real estate securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its investments in real estate securities until maturity, it may, from time to time, sell any of these assets as part of its overall management of its portfolio. Accordingly, SFAS No. 115 requires the Company to classify all of its current real estate securities assets as available-for-sale. All assets classified as available-for-sale are reported at estimated fair value, based on market prices from independent sources, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity.

As of December 31, 2006, all of the Company’s investments in real estate securities were preferred equity and CMBS and CDOs that were classified as available-for-sale securities in the accompanying consolidated balance sheets. As a result, changes in fair value are recorded to accumulated other comprehensive income, which is a component of stockholders’ equity, rather than through our consolidated statements of operations. If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period to period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense in our consolidated statements of operations.

In addition, management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on real estate securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to other-than-temporary factors, are recognized in income and the cost basis of the real estate securities is adjusted. As of December 31, 2006, there were no impairment losses recognized on the accompanying consolidated statements of operations.

Debt Related Investments

Debt related investments consist primarily of real estate related whole mortgage loans, participating mortgage loans, B-notes, mezzanine debt, bridge loans, and other debt related investment types. As of December 31, 2006, the Company’s debt related investments consisted of a senior participating interest in a mortgage loan and two B-Note debt investments that were classified as held for investment.  Debt investments held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loan or investment is deemed to be impaired.

Specific valuation allowances are established for impaired debt related investments based on the fair value of collateral on an individual loan basis. The fair value of the underlying collateral is determined by selecting the most appropriate valuation methodology, or methodologies, among several generally available and accepted in the commercial real estate industry. The determination of the most appropriate valuation methodology is based on the key characteristics of the collateral type. These methodologies include the evaluation of operating cash flow from the property during the projected holding period, and the estimated sales value of the collateral computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, all of which are discounted at market discount rates.

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses. As of December 31, 2006, there were no impairment losses recognized in the accompanying consolidated statements of operations.

Revenue Recognition-Real Property

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

Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as rental revenue in the same period the related expenses are incurred.

In connection with real property acquisitions, we may acquire leases with rental rates above and/or below the market rental rates. Such differences are recorded as an intangible asset or liability pursuant to SFAS No. 141 and amortized to rental revenue over the life of the respective leases.

Revenue Recognition-Real Estate Securities

Discounts or premiums on our investments in securities are accreted into interest income on an effective yield or “interest” method, based upon a comparison of actual and expected cash flows, through the expected maturity date (if any) of the security. Depending on the nature of the investment, changes to expected cash flows may result in a prospective change to yield or a retrospective change which would include a catch up adjustment. Interest income with respect to non-discounted securities or loans is recognized on an accrual basis.  Upon settlement of securities, the excess (or deficiency) of net proceeds over the net carrying value of such security or loan is recognized as a gain (or loss) in the period of settlement.

Revenue Recognition-Debt Related Investments

Interest income on debt related investments is recognized over the life of the investment using the effective interest method and recognized on the accrual basis. Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan using the effective interest method. Anticipated exit fees, whose collection is expected, are also recognized over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration. Fees received in exchange for the credit enhancement of another lender, either subordinate or senior to us, in the form of a guarantee are recognized over the term of that guarantee using the straight-line method.

New Accounting Pronouncements

On July 13, 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and derecognition, classification of interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the requirements of FIN 48 and the effect, if any, that this pronouncement will have on our future financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. We adopted SAB 108 for our fiscal year ended December 31, 2006, and it had no impact on our financial position or results of operations.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 (1) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an imbedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest in other than another derivative financial instrument.

SFAS No. 155 is effective January 1, 2007 and we are currently evaluating the effect, if any, that this pronouncement will have on our future financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No.157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 157 on January 1, 2008. We are currently evaluating the requirements of SFAS No. 157 and the effect, if any, that this pronouncement will have on our future financial position or results of operations.

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

The Advisor maintains risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy is designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on our investments may be reduced. Our board of directors has established policies and procedures regarding our use of derivative financial instruments for hedging or other purposes. As of December 31, 2006, we had not entered into any hedging arrangements.

As of December 31, 2006, we had approximately $10.9 million of variable rate debt outstanding related to our REPO Facility. Furthermore, if the prevailing market interest rates relevant to our variable rate debt were 10% higher during the period, our interest expense for the year ended December 31, 2006 would have increased by approximately $14,000. As of December 31, 2006, the estimated fair value of our debt (including amounts outstanding under our financing obligations) was approximately $135.0 million based on our estimate of the then-current market interest rates.

ITEM 8.                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of the independent registered public accounting firm and consolidated financial statements listed in the accompanying index are included in Item 15 of this Report on Form 10-K. See Index to Financial Statements on page F-1.

ITEM 9.                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.           CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Under the direction of our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving failure of persons within Dividend Capital Total Realty Trust or its affiliates to disclose material information otherwise required to be set forth in our periodic reports. Based on this evaluation, our President and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective at the reasonable assurance level.

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

ITEM 9B.           OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of the filing of this report on Form 10-K, our directors and executive officers, their ages and their positions and offices are as follows:

Directors and Executive Officers

Our directors and executive officers, their ages and their positions and offices are as follows:

Name	Age	Position
John A. Blumberg	47	Chairman of the Board and Director
Marc J. Warren	43	President and Director
Charles B. Duke	49	Director*
Daniel J. Sullivan	41	Director*
John P. Woodberry	44	Director*
John E. Biallas	45	Chief Operating Officer
Troy J. Bloom	31	Secretary
James R. Giuliano III	49	Chief Financial Officer and Treasurer
Michael J. Kelly	39	Chief Acquisitions Officer

*                    Denotes an Independent Director.

John A. Blumberg, age 47, is Chairman and a director of Dividend Capital Total Realty Trust Inc., and is a manager of the Property Manager. Mr. Blumberg is also a principal of the Advisor, Dividend Capital Group LLC and Black Creek Capital LLC, a Denver based real estate investment firm which he co-founded in 1993. He is also a co-founder of Mexico Retail Properties LLC and has been its Chief Executive Officer since 2003. Mexico Retail Properties LLC, a joint venture between an affiliate of Black Creek Capital LLC and Equity International Properties, is a fully integrated retail real estate company that acquires, develops and manages retail properties throughout Mexico. Mr. Blumberg has been active in real estate acquisition, development and redevelopment activities since 1993 and as of December 31, 2006, with Mr. Zucker and Mr. Mulvihill, has overseen directly, or indirectly through affiliated entities, the acquisition, development, redevelopment, financing and sale of real estate projects having combined value of approximately $5.2 billion. Prior to co-founding Black Creek Capital LLC, Mr. Blumberg was president of JJM Investments, which owned over 100 shopping center properties in Texas. During the 12 years prior to joining JJM Investments, Mr. Blumberg served in various positions with Manufacturer’s Hanover Real Estate, Inc., Chemical Bank and Chemical Real Estate, Inc., most recently as President of Chemical Real Estate, Inc. and its predecessor company, Manufacturer’s Hanover Real Estate, Inc. In this capacity Mr. Blumberg oversaw real estate investment banking, merchant banking and loan syndications and was involved in originating over $1 billion worth of participating mortgage and conventional loans during his tenure. Mr. Blumberg holds a Bachelor’s Degree from the University of North Carolina at Chapel Hill.

Marc J. Warren, age 43, is the President and a director of Dividend Capital Total Realty Trust Inc. Mr. Warren is also a principal of the Advisor, and a Managing Director at Black Creek Capital LLC, a Denver based real estate investment firm, which he joined in December 2005. From March 2000 until December 2005, Mr. Warren was an Executive Director in the Global Commercial Real Estate Group at UBS Investment Bank in New York, where he was a senior banker and was responsible for co-managing the firm’s origination team in its role in making principal real estate commitments such as large loans for securitization and UBS’s balance sheet, floating rate loans for portfolio purposes, mezzanine and forward commitment investments, as well as other opportunistic investments. Properties and portfolios financed included office, retail, industrial, multifamily, hospitality, manufactured housing and other assets. Prior to March 2000, Mr. Warren was a Director in the Principal Transactions Group of Credit Suisse First Boston in New York. At Credit Suisse First Boston, Mr. Warren specialized in debt financings using the firm’s own capital and was also the co-head of client relationships, origination, and underwriting for transactions for Credit Suisse First Boston’s New York office. For the three years prior to this appointment, he was the senior member of a team that was responsible for Credit Suisse First Boston’s significant debt investments in the retail, office, and industrial sectors of the market—these investments involved debt, participating debt, and mezzanine structures as well as forward commitments. Prior to this appointment at Credit Suisse First Boston, Mr. Warren was a Vice President in the Real Estate Products Group where he managed commercial mortgage backed securitizations, bulk sales, IPO and secondary offerings, and real estate mergers and acquisitions assignments for generally institutional clients. Mr. Warren’s background also includes nine years at Heller Financial, Inc., where he was responsible for the sourcing, structuring, negotiation and closing of debt, equity and debt/equity investments on a variety of property types, as well as non-performing loan portfolio bids from distressed sellers such as the RTC and FDC, among others. Mr. Warren graduated in 1985 from the Real Estate and Urban Land

Economics program at the University of Wisconsin Madison. He is a member of the Mortgage Bankers Association, the International Council of Shopping Centers and also serves on the boards of directors and executive committees of several New York-based charitable organizations.

Charles B. Duke, age 49, is an independent director of Dividend Capital Total Realty Trust Inc. Mr. Duke was founder and has been President and Chief Executive Officer of Legacy Imaging, Inc., a manufacturer of aftermarket printer supplies, since 1996. Mr. Duke has been active in entrepreneurial and general business activities since 1980 and has held several executive and management roles throughout his career, including founder, president and owner of Careyes Corporation, a private bank, registered investment advisor and NASD-member company based in Denver, Colorado, Chief Financial Officer at Particle Measuring Systems based in Boulder, Colorado, and Vice President of Commercial Loans at Colorado National Bank. Mr. Duke also spent four years with Kirkpatrick Pettis, the investment banking subsidiary of Mutual of Omaha, as Vice President of Corporate Finance, involved in primarily mergers and acquisitions, financing and valuation activities. Mr. Duke graduated from Hamilton College in 1980 with a Bachelor’s Degree in Economics and English.

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

John P. Woodberry, age 44, is an independent director of Dividend Capital Total Realty Trust Inc. and has been active in finance and investing activities since 1991. Mr. Woodberry is currently the President and Co-Chief Investment Officer of Independence Capital Asset Partners, LLC. Previously, from 2001 to 2004, Mr. Woodberry was a senior research analyst at Cobalt Capital, a New York City-based hedge fund. From 1998 to 2001, Mr. Woodberry worked for Minute Man Capital Management and Trident Investment Management, each a New York City-based hedge fund. From 1995 to 1998, Mr. Woodberry worked at Templeton Investments. Mr. Woodberry has an MBA from Harvard Business School and an AB Degree from Stanford University.

John E. Biallas, age 45, is the Chief Operating Officer of Dividend Capital Total Realty Trust Inc. From January 2006 until June 2006, Mr. Biallas served as Chief Financial Officer and Treasurer of Dividend Capital Total Realty Trust Inc. From its inception until January 2006, Mr. Biallas served as President, Secretary and a director of Dividend Capital Total Realty Trust Inc. Mr. Biallas has been active in finance, investment and operational activities in the real estate and technology industries since 1988. Mr. Biallas joined Dividend Capital Group in February 2005, where he currently serves as Vice President of Finance and Operations. From September 2003 until January 2005, Mr. Biallas was engaged in private consulting activities, and from February 2002 until August 2003, he was Senior Financial Officer at Ameriton Properties Incorporated, a multifamily real estate investment subsidiary of Archstone Smith, where he had overall responsibility for Ameriton’s financial operations, including debt financing activities, investor relations, accounting and financial reporting. From 2000 to 2002, Mr. Biallas was a Senior Director in the corporate finance group at Level 3 Communications, a public telecommunications company based in Denver, Colorado. From 1995 to 1999, Mr. Biallas served as Vice President for Security Capital Group, a real estate investment firm, formerly based in Santa Fe, New Mexico, which was acquired by GE Capital in 2003. During his tenure with Security Capital Group, Mr. Biallas was responsible for various investment research, financial operations, strategic planning, capital markets and investment acquisition related activities for its real estate affiliates, which included ProLogis, Archstone Smith, Regency Centers, Homestead Village, Belmont Corp., Security Capital European Realty, and various other real estate investment and operating companies. In addition, from 1988 to 1991, Mr. Biallas was a financial analyst with the real estate investment banking group at Goldman Sachs, located in New York, New York. Mr. Biallas received his Bachelor’s Degree in Computer Engineering Magna Cum Laude from the University of Michigan and his MBA from the Stanford University Graduate School of Business.

Troy J. Bloom, age 31, is a Vice President of Finance and the Secretary of Dividend Capital Total Realty Trust Inc. From its inception until December, 2005, Mr. Bloom served as the Treasurer and a director of Dividend Capital Total Realty Trust Inc. Mr. Bloom has been active in investment banking, capital raising and structured financings for real estate and other corporate clients since 1999. Mr. Bloom joined Black Creek Group LLC in September 2003, where he is currently a Managing Director responsible for transaction structuring and capital raising for that company and its affiliated entities. Prior to joining Black Creek Group LLC, from 1999 to 2003, Mr. Bloom held various investment banking positions with Merrill Lynch, most recently as an Associate in the Global Markets & Investment Banking Division, where he participated in structured finance transactions involving real estate and other asset classes. Mr. Bloom holds a Bachelor’s Degree in Finance with honors from Pennsylvania State University.

James R. Giuliano III, age 49, is the Chief Financial Officer and Treasurer of Dividend Capital Total Realty Trust Inc. Mr. Giuliano has over 20 years experience in the real estate industry as a senior executive and is also Chief Financial Officer and Chief Operating Officer of Black Creek Capital LLC, a Denver based real estate investment firm which he joined in May 2006. From 2003 to 2005, Mr. Giuliano served as Executive Vice President and Chief Financial Officer of Empire Companies, an Ontario, California-based company involved in diverse real estate activities including land development, master planned communities and multifamily and retail development and operations. From 2000 to 2003, he was President and Chief Executive Officer of MerchantWired LLC, based in Indianapolis, Indiana, which provided technology solutions to customers in the national retail real estate industry. From 1996 to 2000, Mr. Giuliano served as Principal Financial Officer for Operations of Simon Property Group, one of the nation’s largest retail REITs, where he was a member of the executive management team and oversaw all financial operations for the parent company and led a financial staff of over 200 professionals. In 1998, Mr. Giuliano also became President of Simon Global Investments, a wholly owned subsidiary of Simon Property Group, formed to enable expansion of that company’s business into global markets. From 1993 to 1996, he was Chief Financial Officer and a member of the Board of Directors of DeBartolo Realty Corporation, a publicly traded retail mall REIT in the U.S. where, in addition to managing the corporate finance function, he oversaw the $1.1 billion initial public offering on behalf of the company. Prior thereto, Mr. Giuliano spent ten years and became a partner in public accounting at Kenneth Leventhal & Company, where he served primarily real estate clients. Mr. Giuliano is a Certified Public Accountant and holds a Bachelor’s Degree in Accounting from Babson College.

Michael J. Kelly, age 39, joined Dividend Capital Total Realty Trust Inc. as Chief Acquisitions Officer in August 2006, where he maintains overall responsibility for portfolio construction, acquisitions and dispositions related to direct real estate assets. Mr. Kelly has been involved with private and public real estate companies since 1989, and over the course of his career he has directly sourced and closed real estate transactions with an aggregate value of over $2.6 billion across 20 different cities within the United States. From January 2004 until July 2006, Mr. Kelly was Senior Vice President and Director of Acquisitions and Dispositions for United Dominion Realty Trust (NYSE: UDR), where he was a member of that company’s investment committee and was responsible for the acquisitions and dispositions group, which closed over $1.6 billion in transactions. From April 2000 to January 2004, Mr. Kelly was Senior Vice President at Urdang & Associates, where he sourced and closed multifamily transactions consisting of over 4,100 units and 19 properties across five cities. Prior thereto, Mr. Kelly was a principal at Lend Lease Real Estate Investments, where he assisted in more than doubling the multifamily assets under management of that firm during his tenure. In addition, Mr. Kelly was Vice President and an original shareholder of Apartment Realty Advisors Inc., based in Atlanta, Georgia, where he was directly involved in the sale of over $980 million of apartment communities throughout the Southeast, encompassing over 58 separate transactions and 17,600 units. Mr. Kelly received his Bachelor’s Degree in Business Administration from the University of Notre Dame and obtained his Certified Public Accountant designation in 1992.

Messrs. Biallas, Bloom, Giuliano and Kelly are employed by the Advisor. Messrs. Blumberg and Warren are principals of the Advisor. Our directors and executive officers will serve until their successors are elected and qualified.

Code of Ethics

Our board of directors currently is reviewing a draft Code of Business Conduct and Ethics, which applies to all employees, officers and directors, including our president and our chief financial officer.  We presently intend to disclose the Code of Business Conduct and Ethics on our website at http://www.dividendcapital.com upon adoption by our board of directors.  Our board of directors must approve any amendment to or waiver of the Code of Business Conduct and Ethics.  We presently intend to disclose amendments and waivers, if any, of the Code of Business Conduct and Ethics on our website; however, if we change our intention, we will file any amendments or waivers with a current report on Form 8-K.

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

Equity Incentive Plan

We have adopted an equity incentive plan, effective January 12, 2006, which we use to attract and retain qualified independent directors, employees, advisors and consultants providing services to us who are considered essential to our long-range success by offering these individuals an opportunity to participate in our growth through awards in the form of, or based on, our common stock. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for a detailed description of our equity incentive plan.

ITEM 11.             EXECUTIVE COMPENSATION

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2007 annual meeting of stockholders, which we expect to be held in June 2007.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 518 Seventeenth Street, 17th Floor, Denver, Colorado 80202.

Shares of Our Common Stock and OP Units

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Common Stock
Montecito Investments, LLC(2)	200 Shares		*
Dividend Capital Total Advisors LLC(3)	20,000 OP Units	(4)	*
Dividend Capital Total Advisors Group LLC(3)	100 Special Units	(5)	*
John A. Blumberg(3) (Chairman and Director)	20,000 OP Units	(4)	*
Marc J. Warren (President and Director)	20,000 OP Units	(4)	*
Charles B. Duke (Independent Director)	2,000	(6)	*
Daniel J. Sullivan (Independent Director)	2,000	(6)	*
John P. Woodberry (Independent Director)	2,000	(6)	*
John E. Biallas (Chief Operating Officer)	—		*
Troy J. Bloom (Secretary)	—		*
James R. Giuliano III (Chief Financial Officer and Treasurer)	—		*
Michael J. Kelly (Chief Acquisitions Officer)	—		*
Beneficial ownership of common stock and OP Units by all directors and executive officers as a group (9 persons)(3)	26,000	(7)	*

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

(3)             The Advisor and the parent of the Advisor are presently each directly or indirectly controlled by one or more of the following and/or their affiliates: John A. Blumberg, Thomas I. Florence, James R. Mulvihill, Marc J. Warren, Thomas G. Wattles and Evan H. Zucker. With respect to Messrs. Blumberg and Warren, their beneficial ownership consists solely of 20,000 OP Units held by the Advisor. Messrs. Blumberg and Warren disclaim beneficial ownership of the OP Units held by the Advisor except to the extent of their pecuniary interest therein.

(4)             Represents OP Units that are redeemable for shares of our common stock under certain circumstances. No OP Units have been redeemed for shares of our common stock as of December 31, 2006. For purposes of the percentages on this table, we have assumed full redemption of OP Units for shares of our common stock.

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

(7)             Includes 20,000 OP Units and options to purchase 6,000 shares of our common stock.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Advisory Agreement

The Advisor is an affiliate of ours. We rely on the Advisor to manage our day-to-day activities and to implement our investment strategy. We, the Operating Partnership and the Advisor are party to an Advisory Agreement. The term of the Advisory Agreement is for one year and expires in January of each calendar year, subject to renewals approved by our board of directors for an unlimited number of successive one-year periods. The Advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary.

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

•                  Arrange for financing and refinancing of our assets; and

•                  Recommend various Liquidity Events to our board of directors, when appropriate.

The term of the Advisory Agreement is for one year and expires in January of each calendar year, subject to renewals by the board of directors for an unlimited number of successive one-year periods. Our officers and our affiliated directors are all employees or principals of the Advisor. See “Item 10. Directors, Executive Officers and Corporate Governance” for names and biographical information of our directors and officers.

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

Compensation to the Advisor and Affiliates

The Advisor and other affiliates will receive compensation and fees for services related to our initial public offering and for the investment and management of our assets, subject to review and approval of our independent directors. These include sales commissions, dealer manager fees, DRIP servicing fees, acquisition fees, asset management fees, property management fees, real estate commissions and potential other fees. In addition, Dividend Capital Total Advisors Group LLC, the parent of the Advisor, has been issued and owns partnership units in the Operating Partnership constituting a separate series of partnership interests with special distribution rights, which we refer to as the “Special Units.” See Note 14 to our consolidated financial statements in Item 8 for a detailed discussion of each of these fees, commissions and other forms of compensation.

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

Property Management Agreement

We have entered into a property management agreement dated January 9, 2006, or the “Property Management Agreement,” with the Property Manager. We anticipate that the Property Manager may perform certain property management services for us and the Operating Partnership. The Property Manager is an affiliate of the Advisor and was organized in April 2002 to lease and manage real properties acquired by Dividend Capital affiliated entities or other third parties. We will pay the Property Manager a property management fee equal to a market based percentage of the annual gross revenues of each of our real properties managed by the Property Manager. The actual percentage will be variable and is dependent upon geographic location and product type (such as office, industrial, retail, multifamily and other property types). In addition, we may pay the Property Manager a separate fee for the one-time initial lease-up of newly constructed real properties it manages for us in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar real properties as determined by a survey of brokers and agents in such area. In the event that the Property Manager assists a tenant with tenant improvements, a separate fee may be charged to the tenant and paid by the tenant. This fee will not exceed 5% of the cost of the tenant improvements. The Property Manager will only provide these services if the provision of the services does not cause any of our income from the applicable real property to be treated as other than rents from real property for purposes of the applicable REIT requirements.

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

•                  Regardless of the quality of the assets acquired, the services provided to us or whether we make distributions to our stockholders, the Advisor and its affiliates will receive certain fees in connection with transactions involving the purchase, management and sale of our real properties; and

•                  The Property Manager and the Dealer Manager are affiliates of ours. As a result, (1) we may not always have the benefit of independent property management, (2) we do not have the benefit of an independent dealer manager and (3) stockholders do not have the benefit of an independent third party review of our public offering to the same extent as if we and the Dealer Manager were unaffiliated.

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

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

During the year ended December 31, 2006, we engaged KPMG LLP to provide us with audit services. Services provided included the examination of annual financial statements, review of unaudited quarterly financial information, review and consultation regarding filings with the Securities and Exchange Commission, assistance with management’s evaluation of internal accounting controls and consultation on financial accounting and reporting matters.

Total fees for the year ended December 31, 2006 and for the period from April 11, 2005 (inception) to December 31, 2005, were approximately $417,000 and $115,000, respectively.  All fees were determined to be Audit Fees. Audit Fees are fees incurred for the audits of the consolidated financial statements; consultation on audit related matters and required review of SEC filings. This category also includes review of, and consents for, filings with the SEC related to our initial public offering.

The audit committee of our board of directors has considered all services provided by the independent registered public accounting firm to us and concluded this involvement is compatible with maintaining the auditors’ independence.

The audit committee of our board of directors is responsible for appointing our independent registered public accounting firm and approving the terms of the independent registered public accounting firm’s services. All engagements for services in 2006 and 2005 were pre-approved by the audit committee of our board of directors.

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

All other financial statement schedules are not required under the related instructions, or they have been omitted either because they are not significant or the required information has been disclosed in the consolidated financial statements and the notes related thereto.

(b)                  Exhibits

The following exhibits are filed as part of this annual report on Form 10-K:

EXHIBIT NUMBER	DESCRIPTION
1.1	Dealer Manager Agreement.†

3.1	Dividend Capital Total Realty Trust Inc. Amended and Restated Charter.††

3.2	Dividend Capital Total Realty Trust Inc. Bylaws.†

4.2	Amended and Restated Distribution Reinvestment Plan. ††††

10.1	Escrow Agreement.†

10.2	Third Amended and Restated Advisory Agreement between Dividend Capital Total Realty Trust Inc. and Dividend Capital Total Advisors LLC. ††††

10.3	Property Management Agreement between Dividend Capital Total Realty Trust Inc. and Dividend Capital Property Management LLC.†

10.4	Form of Indemnification Agreement between Dividend Capital Total Realty Trust Inc. and the officers and directors of Dividend Capital Total Realty Trust Inc.†

10.5	Third Amended and Restated Operating Partnership Agreement of Dividend Capital Total Realty Operating Partnership LP. ††††

10.6	Dividend Capital Total Realty Trust Inc. Equity Incentive Plan.†

10.7	Form of Director Option Agreement.††

10.8	Purchase Agreement between an affiliate of Westcore Properties AC, LLC and Jay Street, LLC. †††††

10.9	Assignment of Purchase Agreement to Westcore Jay Partners, a joint venture between affiliates of Westcore Properties AC, LLC and Dividend Capital Total Realty Trust Inc. †††††

10.10

Promissory note secured by deed of trust between a joint venture entered into between a wholly-owned subsidiary of Dividend Capital Total Realty Trust Inc. and an affiliate of Westcore Properties AC, LLC, and Wachovia Bank, N.A. †††††

10.11

Management Agreement between a joint venture entered into between a wholly-owned subsidiary of Dividend Capital Total Realty Trust Inc. and an affiliate of Westcore Properties AC, LLC, and Wellcorp Properties, LLC. †††††

10.12

Purchase Agreement between a joint venture between an affiliate of Dividend Capital Total Realty Trust Inc. and Amerimar Enterprises Inc., as buyer, and Brandywine Operating Partnership, L.P., as seller. ††††††

10.13	Promissory note secured by a deed of trust between a joint venture between Dividend Capital Total Realty Trust Inc. and Amerimar Enterprises Inc. and Bear Stearns Commercial Mortgage Inc. ††††††

10.14	Management and Leasing Agreement between a joint venture between a wholly-owned subsidiary of Dividend Capital Total Realty Trust Inc. and an affiliate of Amerimar Enterprises Inc. ††††††

10.15	Purchase, Sale and Leaseback Agreement between Westcore Properties AC, LLC, as buyer, and Flextronics International USA, Inc., as seller. ††††††

10.16

Assignment of Purchase, Sale and Leaseback Agreement between Westcore Properties AC, LLC, as assignor, and Westcore Lundy LLC, as assignee, a joint venture between affiliates of Westcore Properties AC, LLC and Dividend Capital Total Realty Trust Inc. ††††††

10.17

Promissory note secured by a deed of trust between a joint venture between an affiliate of Westcore Properties AC, LLC and Dividend Capital Total Realty Trust Inc. and Countrywide Commercial Real Estate Finance Inc. ††††††

10.18	Master Repurchase Agreement between certain affiliates of Dividend Capital Total Realty Trust Inc., as sellers, and JP Morgan Chase Bank, N.A., as buyer. ††††††

10.19	Guarantee Agreement between Dividend Capital Total Realty Trust Inc. and Dividend Capital Total Realty Operating Partnership L.P., as guarantors, and JPMorgan Chase Bank, N.A., as buyer. ††††††

10.20	Purchase Agreement between an affiliate of Dividend Capital Total Realty Trust Inc. and an affiliate of DCT Industrial Trust, Inc. (Rickenbacker IV). ††††††

10.21	Management Agreement between a joint venture between a wholly-owned subsidiary of Dividend Capital Total Realty Trust Inc. and Pizzuti Management LLC (Rickenbacker IV). ††††††

10.22	Purchase Agreement between an affiliate of Dividend Capital Total Realty Trust Inc. and an affiliate of DCT Industrial Trust, Inc. (Park West Q). ††††††

10.23	Management Agreement between an affiliate of Dividend Capital Total Realty Trust Inc. and IDI Services Group LLC (Park West Q). ††††††

10.24	Purchase Agreement between an affiliate of Dividend Capital Total Realty Trust Inc. and an affiliate of DCT Industrial Trust, Inc. (Eagle Creek East). ††††††

10.25	Management Agreement between an affiliate of Dividend Capital Total Realty Trust Inc. and Opus Northwest Management LLC (Eagle Creek East). ††††††

10.26	Purchase Agreement between an affiliate of Dividend Capital Total Realty Trust Inc. and an affiliate of DCT Industrial Trust, Inc. (Eagle Creek West). ††††††

10.27	Management Agreement between an affiliate of Dividend Capital Total Realty Trust Inc. and Opus Northwest Management LLC (Eagle Creek West). ††††††

10.28	Purchase Agreement between an affiliate of Dividend Capital Total Realty Trust Inc. and an affiliate of DCT Industrial Trust, Inc. (Park West L). ††††††

10.29	Management Agreement between an affiliate of Dividend Capital Total Realty Trust Inc. and IDI Services Group LLC (Park West L). ††††††

10.30	Purchase Agreement between an affiliate of Dividend Capital Total Realty Trust Inc. and an affiliate of DCT Industrial Trust, Inc. (Minnesota Valley III). ††††††

10.31	Management Agreement between an affiliate of Dividend Capital Total Realty Trust Inc. and Opus Northwest Management LLC (Minnesota Valley III). ††††††

10.32	Sale and Purchase Agreement between Mid-Atlantic (Pencader) Industrial Corporation, as seller, and DCT Industrial Operating Partnership LP, as buyer (Pencader). †

10.33

Assignment and Assumption of Real Estate Contract between DCT Industrial Operating Partnership LP, as assignor, and TRT-DCT Pencader LLC, as assignee, a joint venture between affiliates of DCT Industrial Operating Partnership LP and Dividend Capital Total Realty Trust Inc. (Pencader). †

10.34	Property Management Agreement between TRT-DCT Pencader LLC and The Flynn Company, as property manager (Pencader). †

10.35	Agreement of Purchase and Sale between Argus Realty Investors, LP, as seller, and DCT Industrial Operating Partnership LP, as Buyer (Hanson Way). †

10.36

Assignment and Assumption of Agreement of Purchase and Sale and Joint Escrow Instructions between DCT Industrial Operating Partnership LP, as assignor, and TRT-DCT Hanson Way LP, as assignee, a joint venture between affiliates of DCT Industrial Operating Partnership LP and Dividend Capital Total Realty Trust Inc. (Hanson Way). †

10.37	Management Agreement between an affiliate of TRT-DCT Hanson Way LP and The CB Richard Ellis Inc, as property manager (Hanson Way). †

10.38	Contribution and Investment Agreement between DCT Industrial Operating Partnership LP, as seller, and TRT -DCT Industrial JVI General Partnership, as buyer (Old Silver Spring). †

10.39	Management Agreement between an affiliate of TRT-DCT Industrial JVI General Partnership and The Flynn Company, as property manager (Old Silver Springs). †

10.40	Contribution and Investment Agreement between DCT Industrial Operating Partnership LP, as seller, and TRT-DCT Industrial JVI General Partnership, as buyer (Marine Drive). †

10.41	Management Agreement between an affiliate of DCT Marine Drive SC LLC and WC Pinkard and Co., as property manager (Marine Drive). †

10.42	Purchase, Sale and Leaseback Agreement between Westcore Properties AC, LLC, as buyer, and Flextronics International USA, Inc., as seller (Shiloh). †

10.43

Assignment of Purchase, Sale and Leaseback Agreement between Westcore Properties AC, LLC, as assignor, and Westcore Shiloh LLC, as assignee, a joint venture between affiliates of Westcore Properties AC, LLC and Dividend Capital Total Realty Trust Inc. (Shiloh). †

10.44

Promissory note secured by a deed of trust between a joint venture between an affiliate of Westcore Properties AC, LLC and Dividend Capital Total Realty Trust Inc. and Countrywide Commercial Real Estate Finance Inc. (Shiloh). †

10.45	Sale and Purchase Agreement between Boulevard 40 Office LLC, as seller, and Alliance Commercial Partners LLC, as buyer (40 Boulevard). †
10.46

Assignment and Assumption of Sale and Purchase Agreement between Alliance Commercial Partners, LLC as assignor, and a joint venture between an affiliate of Alliance Commercial Partners and Dividend Capital Total Realty Trust Inc. (40 Boulevard). †

10.47

Promissory note secured by a deed of trust between a joint venture between an affiliate of Alliance Commercial Partners LLC and Dividend Capital Total Realty Trust Inc. and Bank of America, N.A. (40 Boulevard). †

10.48

Management Agreement between a joint venture between an affiliate of Alliance Commercial Partners LLC and Dividend Capital Total Realty Trust Inc. and Jones Lang LaSalle Americas (Illinois) LP, as property manager (40 Boulevard). †

10.49	Sale and Purchase Agreement between New Tower Trust Company Multi-Employer, as seller, and Alliance Commercial Partners LLC, as buyer (Washington Commons, Phase I). †

10.50	Sale and Purchase Agreement between Washington Commons Phase II Limited Partnership, as seller, and Alliance Commercial Partners LLC, as buyer (Washington Commons, Phase II). †

10.51	Sale and Purchase Agreement between Washington Commons Phase III Limited Partnership, as seller, and Alliance Commercial Partners LLC, as buyer (Washington Commons, Phase III). †

10.52

Assignment of Sale and Purchase Agreement between Alliance Commercial Partners, LLC. as assignor, and a joint venture between an affiliate of Alliance Commercial Partners and Dividend Capital Total Realty Trust Inc. (Washington Commons, Phase I). †

10.53

Assignment of Sale and Purchase Agreement between Alliance Commercial Partners, LLC. as assignor, and a joint venture between an affiliate of Alliance Commercial Partners and Dividend Capital Total Realty Trust Inc. (Washington Commons, Phase II). †

10.54

Assignment of Sale and Purchase Agreement between Alliance Commercial Partners, LLC. as assignor, and a joint venture between an affiliate of Alliance Commercial Partners and Dividend Capital Total Realty Trust Inc. (Washington Commons, Phase III). †

10.55

Promissory note secured by a deed of trust between a joint venture between an affiliate of Alliance Commercial Partners LLC and Dividend Capital Total Realty Trust Inc. and Bank of America, N.A. (Washington Commons). †

10.56

Management Agreement between a joint venture between an affiliate of Alliance Commercial Partners LLC and Dividend Capital Total Realty Trust Inc. and HP Office Management EU, LLC, as property manager (Washington Commons). †

10.57	Real Estate Purchase and Sale Agreement between Principal Life Insurance Company, as seller, and an affiliate of Dividend Capital Total Realty Trust, Inc., as buyer (Bandera Road). †

10.58	Promissory note secured by a deed of trust between an affiliate of Dividend Capital Total Realty Trust Inc. and Countrywide Commercial Real Estate Finance Inc. (Bandera Road). †

10.59	Management Agreement between an affiliate of Dividend Capital Total Realty Trust Inc. and Cencor Realty Services, as property manager (Bandera Road). †

21.0	Subsidiary of the Company.†

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Principal Executive Officer.*

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

†

Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-1225338), as amended. Such Registration Statement was originally filed with the Securities and Exchange Commission on May 27, 2005.

††	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 7, 2006.

†††	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 7, 2006.

††††	Incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on April 25, 2006

†††††	Incorporated by reference to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 11, 2006.

††††††	Incorporated by reference to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2006.

*	Filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Dividend Capital Total Realty Trust Inc.:

We have audited the accompanying consolidated balance sheets of Dividend Capital Total Realty Trust Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2006 and for the period from April 11, 2005 (inception) to December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dividend Capital Total Realty Trust Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the year ended December 31, 2006 and for the period from April 11, 2005 (inception) to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Denver, Colorado
March 23, 2007

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	As of December 31,
	2006	2005

ASSETS
Investments in real property:
Land	$56,102	$—
Building and improvements	168,936	—
Intangible lease assets	34,184	—
Accumulated depreciation and amortization	(2,591)	—
Total net investments in real property	256,631	—

Investments in real estate securities	48,179	—
Debt related investments	28,256	—
Total net investments	333,066	—

Cash and cash equivalents	67,317	2
Restricted cash	1,782	—
Account receivable, related party—organizational and offering costs	—	201
Subscriptions receivable	43,067	—
Other assets, net	7,739	—
Total Assets	$452,971	$203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses (including $4,305 due to affiliates)	$6,469	$—
Dividends payable	2,729	—
Mortgage notes	84,450	—
Master repurchase facility	10,919	—
Financing obligations	39,017	—
Intangible lease liabilities, net	4,180	—
Unsettled securities purchases	8,246	—
Other liabilities (including $1,128 due to affiliates)	3,167	—
Total Liabilities	159,177	—

Minority Interests	10,249	201

Stockholders’ Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none outstanding as of December 31, 2006 and 2005	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 32,304,902 and 200 shares issued and outstanding, as of December 31, 2006 and 2005, respectively	323	—
Additional paid-in capital	286,391	2
Distributions in excess of earnings	(4,142)	—
Accumulated other comprehensive income	973	—
Total Stockholders’ Equity	283,545	2
Total Liabilities and Stockholders’ Equity	$452,971	$203

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and footnote information)

		For the Period
		from April 11, 2005
	For the Year Ended	(Inception) through
	December 31,	December 31,
	2006	2005

REVENUE:
Rental revenue	$5,385	$—
Securities income	853	—
Debt related income	238	—
Gain on sale of securities	28	—
Total Revenue	6,504	—

EXPENSES:
Rental expense	1,456	—
Depreciation and amortization	2,321	—
General and administrative expenses	1,305	—
Asset management fees, related party	722	—
Total Operating Expenses	5,804	—

Operating Income	700	—

Other Income (Expenses):
Interest income	1,259	*
Interest expense	(2,076)	—
Net Income (Loss) Before Minority Interests	(117)	—

Minority Interests	65	*

NET INCOME (LOSS)	$(52)	*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	7,087	**
Diluted	7,107	**
NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.01)	$0.01
Diluted	$(0.02)	$0.01

*                    Less than $100.

**             200 shares outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the year ended December 31, 2006 and for the period from April 11, 2005 (Inception) through December 31, 2005
(In thousands)

					Accumulated
			Additional	Distributions in	Other	Total
	Common Stock		Paid-in	Excess of	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity

Balances, April 11, 2005 (Inception)	—	$—	$—	$—	$—	$—

Issuance of shares of common stock to affiliate	—	—	2	—	—	2
Net income	—	—	—	—	—	—

Balances, December 31, 2005	—	$—	$2	$—	$—	$2

Comprehensive income:
Net loss	—	—	—	(52)	—	(52)
Net unrealized gain from available-for-sale securities	—	—	—	—	973	973
Comprehensive income						921

Issuance of common stock, net of offering costs	32,305	323	286,384	—	—	286,707
Amortization of stock based compensation	—	—	5	—	—	5
Dividends on common stock	—	—	—	(4,090)	—	(4,090)

Balances, December 31, 2006	32,305	$323	$286,391	$(4,142)	$973	$283,545

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands, except footnote information)

		For the Period
		from April 11, 2005
	For the Year Ended	(Inception) through
	December 31,	December 31,
	2006	2005

OPERATING ACTIVITIES:
Net income (loss)	$(52)	*
Minority interests	(65)	*
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Real estate depreciation and amortization	2,365	—
Other depreciation and amortization	95	—
Gain on sale of securities	(28)	—
Changes in operating assets and liabilities:
Increase in restricted cash	(657)	—
Increase in other assets	(1,361)	—
Increase in accounts payable and accrued expenses	1,722	—
Increase in other liabilities	675	—
Net cash provided by (used in) operating activities	2,694	*

INVESTING ACTIVITIES:
Investment in real property	(251,821)	—
Increase in deferred acquisition costs	(1,417)	—
Investment in real estate securities	(39,904)	—
Proceeds from sales of real estate securities	972	—
Investments in debt related investments	(28,256)	—
Net cash used in investing activities	(320,426)	—

FINANCING ACTIVITIES:
Mortgage note proceeds	84,450	—
Proceeds from master repurchase facility	10,919	—
Financing obligation proceeds	39,017	—
Increase in restricted cash	(1,125)	—
Increase in deferred financing costs	(4,848)	—
Proceeds from minority interest contributions	11,537	201
Proceeds from sale of common stock	271,360	2
Offering costs for issuance of common stock, related party	(24,244)	(201)
Distribution to minority interest holders	(1,415)	—
Distributions to common stockholders	(604)	—
Net cash provided by financing activities	385,047	2

NET INCREASE IN CASH AND CASH EQUIVALENTS	67,315	2

CASH AND CASH EQUIVALENTS, beginning of year	2	—
CASH AND CASH EQUIVALENTS, end of year	$67,317	$2

Supplemental Disclosure of Cash Flow Information:
Amount issued pursuant to the distribution reinvestment plan	$767	$—
Cash paid for interest	$1,474	$—
Unsettled securities purchases	$8,246	$—

*                    Less than $100.

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

1.                       ORGANIZATION

The Company is a Maryland corporation formed on April 11, 2005 to invest in a diverse portfolio of real properties, real estate securities and debt related investments. The Company’s targeted investments include (1) direct investments in real properties, consisting of office, industrial, retail, multifamily and other properties, primarily located in North America, (2) investments in real estate securities, including securities issued by other real estate companies, CMBS, collateralized debt obligations CDOs and similar investments and (3) certain debt related investments, including mortgage notes secured by real estate, participations in mortgage loans, B-notes, mezzanine debt and other related investments. As used herein, “the Company,” “we” and “us” refer to Dividend Capital Total Realty Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires.

We operate in a manner intended to allow us to qualify as a REIT for federal income tax purposes for the calendar year 2006. The Company utilizes an UPREIT organizational structure to hold all or substantially all of its properties and securities through its Operating Partnership.

Our day-to-day activities are managed by the Advisor, an affiliate, under the terms and conditions of an Advisory Agreement. In addition, under the terms of certain dealer manager agreements, the Dealer Manager serves as the dealer manager of our public and private offerings. The Advisor and its affiliates, including the Dealer Manager, receive various forms of compensation, reimbursements and fees for services relating to our public and private offerings and for the investment and management of our real estate assets.

On April 25, 2005, the Company sold 200 shares of common stock to an affiliate of the Advisor at a price of $10 per share. The Company subsequently contributed $2,000 to the Operating Partnership and is the sole general partner.

On May 4, 2005, our Operating Partnership issued 20,000 OP Units to the Advisor in exchange for $200,000 representing an approximate 99% limited partnership interest. On May 4, 2005, the Operating Partnership issued 100 Special Units (see Note 15) to Dividend Capital Total Advisors Group LLC, the parent of the Advisor, in exchange for $1,000. As of December 31, 2006, the Operating Partnership was less than 0.1% owned by the Advisor and the parent of the Advisor and more than 99.9% owned by the Company. The holders of OP Units have the right to convert their OP Units into cash or, at the option of the Company, into an equal number of shares of common stock of the Company, or a combination of both, as allowed by the Operating Partnership Agreement. The remaining rights of the holders of OP Units are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the Operating Partnership’s assets.

We commenced operations in conjunction with the closing of our first real property acquisition on June 28, 2006, and as a result our consolidated financial statements are no longer presented as if we were a development stage enterprise.

As of December 31, 2006, we had acquired investments of approximately $330.3 million, comprised of approximately $254.8 million in real property, $47.2 million, net of dispositions, in real estate securities, and $28.3 million in debt related investments.

 Two tenants each accounted for more than 10% of our rental revenues for the year ended December 31, 2006, as follows:

Tenant	Percentage of 2006 Revenue
Safenet Inc.	11.7%
Flextronics International LTD.	10.1%

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

Our consolidated financial statements also include the accounts of Dividend Capital Total Realty Trust Inc. and its consolidated subsidiaries and joint ventures through which we are the primary beneficiary under Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51 (“FIN No.  46(R)”), or we have a controlling interest. In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, our management considers factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which it will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both.

Our management’s judgments with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a variable interest entity as defined by FIN No. 46(R) involve consideration of various factors including the form of our ownership interest, the size of our investment (including loans) and our ability to participate in major policy making decisions. Our management’s ability to correctly assess its influence or control over an entity affects the presentation of these investments in our consolidated financial statements and, consequently, our financial position and specific items in our results of operations that are used by our stockholders, lenders and others in their evaluation of us.

Generally, we consolidate real estate partnerships and other entities that are not variable interest entities (as defined in FIN No. 46(R)) when we own, directly or indirectly, a majority voting interest in the entity. Our analysis of whether we consolidate real estate partnerships and other entities that are not variable interest entities is performed pursuant to various accounting pronouncements including: (1) Emerging Issues Task Force Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, (2) Accounting Research Bulletin No. 51, Consolidated Financial Statements and (3) AICPA Statement of Position 78-9, Accounting for Investments in Real Estate Ventures.

Investments in Real Property

We capitalize direct costs associated with the acquisition, development or improvement of real property, including acquisition fees paid to our Advisor. Costs associated with acquisition or development pursuits are capitalized as incurred and if the pursuit is abandoned, these costs are expensed in the period in which the pursuit is abandoned. Costs associated with the improvement of our real property assets are also capitalized as incurred. However, costs incurred in making repairs to and for maintaining our real property which do not extend the life of our assets are expensed as incurred. The results of operations for acquired real property are included in our consolidated statements of operations from the acquisition date.

Upon acquisition, the total cost of a property is allocated to land, building, building and land improvements, tenant improvements and intangible lease assets and liabilities pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”). The allocation of the total cost to land, building, building and land improvements and tenant improvements is based on our estimate of their as-if vacant fair value based on all available information such as the replacement cost of such assets, appraisals, property condition reports, market data and other related information. Pursuant to SFAS No. 141, the difference between the fair value and the face value of debt assumed in an acquisition is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. The valuation of assumed liabilities is based on the current market rate for similar liabilities. The allocation of the total cost of a property to an intangible lease asset includes the value associated with the in-place leases which may include lost rent, leasing commissions, legal and other costs. In addition, the allocation of the total cost of a property requires allocating costs to an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of the acquisition. For the year ended December 31, 2006, we recognized upon acquisition gross additional intangible assets for acquired in-place leases, above market leases, and intangible liabilities for acquired below market leases, of approximately $31.3 million, $2.9 million, and $4.4 million, respectively. Above market lease assets are amortized as a reduction in rental revenue over the corresponding lease term. Below market lease liabilities are amortized as an increase in rental revenue over the corresponding lease term. Intangible in-place lease assets are amortized over the average term of leases for a property.  For the year ended December 31, 2006, the Company amortized approximately $1.3 million of intangible in-place lease assets, $270,000 of above-market lease assets, and $225,000 of below market lease liabilities, respectively.  In addition, we allocate a portion of the purchase price to the estimated value of customer relationships, if any.  As of December 31, 2006, we had not recorded any estimated value to customer relationships.

We write off any remaining intangible asset or liability balances when a tenant terminates a lease before the stated lease expiration date. There were no write-offs during the year ended December 31, 2006.

Real property assets, including land, building, building and land improvements, tenant improvements and lease commissions, and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives as follows:

Description	Depreciable Life
Land	Not depreciated
Building	40 years
Building and land improvements	20 years
Tenant improvements	Over lease term
Lease commissions	Over lease term
Intangible in-place lease assets	Average term of leases for property
Above/below market rent assets/liabilities	Over lease term

Impairment — Investments in Real Property

We review our investments in real property individually on a quarterly basis to determine if there are indicators of impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Indicators may include, among others, the tenant’s inability to make rent payments, operating losses or negative operating trends at the property level, notification by a tenant that it will not renew its lease, a decision to dispose of a property or adverse changes in the fair value of any of our properties. For operating properties, if indicators of impairment exist, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is greater than the current net book value, in accordance with SFAS No. 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than its current net book value, we recognize an impairment loss for the difference between the net book value of the property and its estimated fair value. To the extent we decide to sell a property, we recognize an impairment loss if the current net book value of the property exceeds its fair value less selling costs. The above analyses require us to determine whether there are indicators of impairment for individual properties, to estimate the most likely stream of cash flows from operating properties and to determine the fair value of properties that are impaired or held for sale. If our assumptions, projections or estimates regarding a property change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the property.   As of December 31, 2006, we had not recorded any impairment charges to our real properties.

Revenue Recognition-Real Property

We record rental revenue for the full term of each lease on a straight-line basis. Certain properties have leases that provide for customer occupancy during periods that no rent is due or where minimum rent payments increase during the term of the lease. Accordingly, we record a receivable from customers for rent that we expect to collect over the remaining lease term rather than currently, which will be recorded as straight-line rents receivable. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. For the year ended December 31, 2006, the total increase to rental revenues due to straight-line rent adjustments was approximately $212,000.

Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as rental revenue in the same period the related expenses are incurred. Tenant recovery income recognized as rental revenue for the year ended December 31, 2006 was approximately $937,000.

In connection with real property acquisitions, we may acquire leases with rental rates above and/or below the market rental rates. Such differences are recorded as an intangible asset or liability pursuant to SFAS No. 141 and amortized to rental revenues over the life of the respective leases. For the year ended December 31, 2006, the total net decrease to rental revenues due to the amortization of above and below market rents was approximately $45,000.

The following table presents the amortization during the next five years related to the acquired above market lease costs, below market lease costs and acquired in-place lease intangibles, for properties owned at December 31, 2006.

Future Approximate Amortization of Acquired In-Place Lease Intangibles, Acquired Above Market Lease Costs, and

Below Market Lease Costs (amounts in thousands)

						2012 and
Amortization	2007	2008	2009	2010	2011	thereafter
Acquired above market lease costs	$(763)	$(731)	$(493)	$(171)	$(167)	$(273)
Acquired below market lease costs	666	635	519	477	447	1,436
Net rental revenue increase (decrease)	$(97)	$(96)	$26	$306	$280	$1,163

Acquired in-place lease intangibles	$4,925	$4,599	$3,925	$3,683	$3,581	$9,341

Collectibility of Receivables

We evaluate the collectibility of our rent and other receivables on a regular basis based on factors including, among others, payment history, the financial strength of the borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. We had reserves included in the caption Other Assets, net of approximately $70,000 as of December 31, 2006. If our assumptions or estimates regarding the collectibility of a receivable change in the future, we may have to record a reserve to reduce or further reduce the carrying value of the receivable.

Investments in Real Estate Securities

Investments in real estate securities consist primarily of securities such as common equities, preferred equities, convertible preferred securities, commercial mortgage backed securities, collateralized debt obligations and other related securities types. Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), requires the Company to classify its investments in real estate securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its investments in real estate securities until maturity, it may, from time to time, sell any of these assets as part of its overall management of its portfolio. Accordingly, SFAS No. 115 requires the Company to classify all of its real estate securities assets as available-for-sale. All assets classified as available-for-sale are reported at estimated fair value, based on market prices from independent sources, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity.

As of December 31, 2006, all of the Company’s investments in real estate securities were classified as available-for-sale in the accompanying consolidated balance sheets. The Company’s investments in real estate securities were comprised entirely of (1) preferred equity securities and (2) CMBS and CDOs. Changes in fair value are recorded to accumulated other comprehensive income, which is a component of stockholders’ equity, rather than through our consolidated statements of operations. If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period to period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense in our consolidated statements of operations.

In addition, management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on real estate securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to other-than-temporary factors, are recognized in income and the cost basis of the real estate securities is adjusted. As of December 31, 2006, there were no impairment losses recognized in the accompanying consolidated statements of operations.

Revenue Recognition-Real Estate Securities

Discounts or premiums on our investments in securities are accreted into interest income on an effective yield or “interest” method, based upon a comparison of actual and expected cash flows, through the expected maturity date (if any) of the security. Depending on the nature of the investment, changes to expected cash flows may result in a prospective change to yield or a retrospective change which would include a catch up adjustment. Interest income with respect to non-discounted securities or loans is recognized on an accrual basis.  Upon settlement of securities, the excess (or deficiency) of net proceeds over the net carrying value of such security or loan is recognized as a gain (or loss) in the period of settlement.

Debt Related Investments

Debt related investments consist primarily of real estate related whole mortgage loans, participating mortgage loans, B-notes, mezzanine debt, bridge loans, and other debt related investment types. As of December 31, 2006, the Company’s debt related investments consisted of (1) a senior participating interest in a mortgage loan and (2) two B-notes.  Debt related investments are considered held for investment, as the Company has both the intention and ability to hold these investments until maturity.  Accordingly, these assets are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loan or investment is deemed to be impaired.

Specific valuation allowances are established for impaired debt related investments based on the fair value of collateral on an individual loan basis. The fair value of the underlying collateral is determined by selecting the most appropriate valuation methodology, or methodologies, among several generally available and accepted in the commercial real estate industry. The determination of the most appropriate valuation methodology is based on the key characteristics of the collateral type. These methodologies include the evaluation of operating cash flow from the property during the projected holding period, and the estimated sales value of the collateral computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, all of which are discounted at market discount rates.

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses. As of December 31, 2006, there were no impairment losses recognized in the accompanying consolidated statements of operations.

 Revenue Recognition-Debt Related Investments

Interest income on debt related investments is recognized over the life of the investment using the effective interest method and recognized on the accrual basis. Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan using the effective interest method. Anticipated exit fees, whose collection is expected, are also recognized over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration. Fees received in exchange for the credit enhancement of another lender, either subordinate or senior to us, in the form of a guarantee are recognized over the term of that guarantee using the straight-line method.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments such as money market mutual funds or investments purchased with original maturities of three months or less.  We have not realized any losses in such cash investments or accounts and believe that we are not exposed to any significant credit risk.

Restricted Cash

Restricted cash consists primarily of property-related escrow accounts, deposits related to potential future financing activities and cash held in operating accounts to which we have subordinate rights to another party. We have not realized any losses in such cash investments or accounts and believe that we are not exposed to any significant credit risk.

Subscriptions Receivable

Subscriptions receivable consists of subscriptions to purchase shares of our common stock through our public offering for which we had not yet received the cash proceeds as of December 31, 2006. The Company records subscriptions receivable in accordance with Emerging Issues Task Force Issue No. 85-1, Classifying Notes Received for Capital Stock, as the cash proceeds were collected subsequent to the period ended December 31, 2006.

Stock-Based Compensation

On January 12, 2006, the Company adopted a stock-based equity incentive plan (see Note 13). As of December 31, 2006, the Company had granted 30,000 options to its independent directors pursuant to the equity incentive plan. The Company accounts for its equity incentive plan under the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) and its related interpretations. Options granted under our equity incentive plan are valued using the Black-Scholes option-pricing model and are amortized to salary expense on a straight-line basis over the period during which the right to exercise such options fully vests. Such expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income as reported in the accompanying consolidated statements of stockholders’ equity consists of changes in the fair value of available-for-sale real estate securities investments.

Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per common share is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share includes the effects of potentially issuable common stock, but only if dilutive, including the presumed exchange of OP Units.

Income Taxes

We expect to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”), as amended, for the taxable year ended December 31, 2006.  Our REIT status is expected to be effective when we file our corporate tax return in August 2007. As a REIT, we generally will not be subject to federal income taxes on net income that we distribute to our stockholders. We intend to make timely distributions sufficient to satisfy the annual distribution requirements. We believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for federal income tax purposes.  We may, however, be subject to certain state and local taxes.  Our taxable REIT subsidiary, DCTRT Leasing Corporation, is subject to federal, state, and local taxes.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the periods they are determined to be necessary.

New Accounting Pronouncements

On July 13, 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and derecognition, classification of interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the requirements of FIN 48 and the effect, if any, that this pronouncement will have on our future financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements  (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. We adopted SAB 108 for our fiscal year ended December 31, 2006, and it had no impact on our financial position or results of operations.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”).  SFAS No. 155 (1) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an imbedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest in other than another derivative financial instrument. SFAS No. 155 is effective January 1, 2007 and we are currently evaluating the effect, if any, that this pronouncement will have on our future financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We will adopt the provisions of SFAS No. 157 on January 1, 2008.  We are currently evaluating the requirements of SFAS No. 157 and the effect, if any, that this pronouncement will have on our future financial position or results of operations.

3.             INVESTMENTS IN REAL PROPERTY

During the year ended December 31, 2006, we acquired 14 real properties with a total acquisition cost of approximately $254.8 million, comprising approximately 2.9 million net rentable square feet.  These assets included (1) four office and office/R&D properties with a total acquisition cost of approximately $129.0 million, comprising approximately 656,000 net rentable square feet and (2) ten industrial properties with a total acquisition cost of approximately $125.9 million, comprising approximately 2.3 million net rentable square feet. These properties were acquired using a combination of (1) net proceeds from our public offering, (2) debt financings, (3) available cash and (4) minority interest equity contributions.  For all properties acquired and consolidated, the results of operations for the acquired properties are included in our consolidated statements of operations from the dates of acquisition.  There was no real property acquisition activity prior to the year ended December 31, 2006.

The table below summarizes the Company’s consolidated investments in real property as of December 31, 2006 (amounts in thousands).

Property	Market	Land	Building and Improvements	Intangible Lease Assets	Intangible Lease Liabilities	Total Acquisition Costs
Office and Office/R&D Properties
Jay Street	Bay Area, CA	$13,859	$19,452	$2,935	$(344)	$35,902
Bala Pointe	Philadelphia, PA	10,115	20,328	6,973	(1,353)	36,063
Lundy Avenue	Bay Area, CA	5,982	12,034	3,578	—	21,594
Shiloh Road	Dallas, TX	5,165	24,317	5,914	—	35,396
Total Office and Office/R&D Properties		$35,121	$76,131	$19,400	$(1,697)	$128,955

Industrial Properties
Rickenbacker	Columbus, OH	$1,247	$12,667	$644	$—	$14,558
Park West Q	Cincinnati, OH	1,653	7,887	1,464	(184)	10,820
Eagle Creek East	Minneapolis, MN	1,644	6,661	880	(155)	9,030
Park West L	Cincinnati, OH	902	6,841	569	(140)	8,172
Eagle Creek West	Minneapolis, MN	1,910	7,982	317	(8)	10,201
Minnesota Valley III	Minneapolis, MN	2,223	10,867	1,641	(556)	14,175
Pencader	Philadelphia, PA	2,516	5,093	311	(20)	7,900
Hanson Way Dist. Ctr	Sacramento, CA	5,544	17,257	2,605	—	25,406
Old Silver Spring	Central PA	1,305	4,592	232	(34)	6,095
Marine Drive	Charlotte, NC	2,037	12,958	6,121	(1,611)	19,505
Total Industrial Properties		$20,981	$92,805	$14,784	$(2,708)	$125,862

Total		$56,102	$168,936	$34,184	$(4,405)	$254,817
Accumulated depreciation/amortization (1)		$—	$(1,059)	$(1,532)	$225	$(2,366)
Total, net of accumulated depreciation/amortization		$56,102	$167,877	$32,652	$(4,180)	$252,451

(1)             Accumulated amortization for intangible lease assets includes accumulated amortization balances of intangible in-place lease assets and above-market lease intangibles of approximately $1.3 million and $270,000, respectively.

Minimum future rental payments to be received on non-cancelable operating leases in effect as of December 31, 2006, are as follows (amounts in thousands):

For years ended December 31,	Minimum Future Rental Payments
2007	$19,024
2008	18,490
2009	16,629
2010	13,488
2011	12,471
Thereafter	47,453
Total	$127,555

The table above does not reflect future rental revenues from the potential renewal or replacement of existing and future leases and excludes property operating expense reimbursements.

4.             INVESTMENTS IN REAL ESTATE SECURITIES

During the year ended December 31, 2006, the Company acquired real estate securities classified as available-for-sale through purchases in the open market with an aggregate cost approximately $47.2 million, net of dispositions. These purchases consisted of (1) preferred equity securities of various real estate operating companies and real estate investment trusts primarily in the retail, office, multifamily, lodging and diversified real estate sectors with an approximate cost of $20.1 million and (2) CMBS and CDOs with an approximate cost of $27.1 million. The cost of these purchases was paid for using a combination of (1) net proceeds from the Company’s public offering and (2) borrowings from our REPO Facility. In addition, the Company acquired approximately $8.2 million of real estate securities that had not settled as of December 31, 2006, which is included in our accompanying consolidated balance sheets as unsettled securities purchases.  There was no real estate securities acquisition activity prior to the year ended December 31, 2006.

As of December 31, 2006, the fair market value of our real estate securities was approximately $48.2 million, consisting of a fair market value of approximately (1) $21.2 million for our investments in preferred equity securities and (2) $27.0 million for our investments in CMBS and CDOs. For the year ended December 31, 2006, there was a net unrealized gain of approximately $973,000 related to our real estate securities investments, which is included in the accompanying consolidated statements of stockholders’ equity as other comprehensive income, consisting of (1) an unrealized gain of approximately $1.0 million for our investments in preferred equity securities and (2) an unrealized loss of approximately $62,000 for our CMBS and CDOs.  Aggregate unrealized losses for our preferred equity securities were approximately $18,000 as of December 31, 2006. Aggregate unrealized losses for our CMBS and CDOs were approximately $86,000 as of December 31, 2006.  Aggregate fair value of preferred equity securities with unrealized losses as of December 31, 2006 was approximately $727,000. Aggregate fair value of CMBS and CDOs with unrealized losses as of December 31, 2006 was approximately $9.9 million. None of these investments have been in a continuous unrealized loss position for more than twelve months.

During the year ended December 31, 2006, the Company sold one preferred equity security with an approximate historical cost of $944,000.  The Company sold the preferred equity security for approximate proceeds of $972,000 and recorded a realized gain of approximately $28,000, which is included as a gain on sale of securities in the accompanying consolidated statements of operations.

Our investments in CMBS and CDOs have contractual maturities ranging from 2042 through 2047.

5.             DEBT RELATED INVESTMENTS

During the year ended December 31, 2006, the Company acquired approximately $28.3 million in debt related investments.  These debt related investments included (1) an investment in a senior participating interest in a mortgage loan of approximately $7.0 million and (2) investments in two B-notes of approximately $21.3 million. There was no debt related investment activity prior to the year ended December 31, 2006.  The Company acquired one of these investments at a discount of approximately $56,000, which will be amortized to debt related income over the related term of the B-note.  The following table summarizes the terms of our debt related investments as of December 31, 2006 (dollars in thousands).  We had not acquired any debt related investments prior to the year ended December 31, 2006.

Description	Region	Interest rate (1)	Maturity date (2)	Periodic payment terms	Prior liens	Face amount of debt	Carrying amount of mortgage	Principal amount of loans subject to deliquent principal or interest
Senior participating interest in mortgage loan	Northeast	LIBOR + 3.25%	December 2007	Interest only	None	$6,953	$6,974	None
B-notes-office property	Pacific	9.19%	November 2011	Interest only	None	3,000	2,951	None
B-notes-office property	Mountain	LIBOR + 3.25%	December 2011	Interest only	None	18,300	18,331
Total						$28,253	$28,256

(1)             All variable rate loans are based on the one month LIBOR and repriced monthly.

(2)             Reflects the initial maturity of the investment and does not consider any options to extend that are at the discretion fof the borrower.

Under the loan agreement with the borrower of the mortgage loan in which the Company holds a senior participating interest, the Company has a conditional obligation to fund additional borrowings of approximately $1.4 million over the term of the loan.

Note 7 describes the Company’s borrowings for which the Company had pledged debt related investments as collateral under the Master Repurchase Facility.  The carrying values of these debt related investments as of December 31, 2006 were approximately $7.0 million.

As of December 31, 2006, there were no impairments of debt related investments.

6.                       MORTGAGE NOTES

The aggregate principal amount of mortgage notes as of December 31, 2006 was approximately $84.5 million.  Mortgage notes are secured by real property with an aggregate net book value of approximately $128.8 million as of December 31, 2006.  Interest on mortgage notes is payable monthly, with interest rates ranging from 5.60% to 6.05%.  The table below summarizes the Company’s mortgage notes as of December 31, 2006 (dollars in thousands):

	Debt Issuance Date	Interest Rate	Maturity Date	Outstanding Balance as of December 31, 2006
Property
Jay Street	June 2006	6.05%	July 2016	$23,500
Bala Pointe	August 2006	5.89%	August 2036 (1)	24,000
Lundy Avenue	October 2006	5.60%	November 2016	14,250
Shiloh Road	December 2006	5.57%	December 2016	22,700
Weighted Average/Totals (2)		5.80%		$84,450

(1)             Includes option to prepay full loan amount in August 2016.

(2)             Weighted average interest rates are based upon outstanding balances as of December 31, 2006.

All mortgage notes are expected to mature in 2016, with the exception of the mortgage note on Bala Pointe, which has a maturity date in 2036.  We have an option to prepay the Bala Pointe mortgage note in full during 2016, which we currently expect to exercise. Our various mortgage notes require us to maintain certain financial covenants, all of which were met as of December 31, 2006.

7.             MASTER REPURCHASE FACILITY

On October 26, 2006, the Company closed a master repurchase facility with JP Morgan Chase Bank, N.A. (the “REPO Facility”). The REPO Facility provides us with a borrowing capacity of $200 million and matures in October 2007. The REPO Facility bears interest at spreads of 0.05% to 2.15% over one-month LIBOR and, based on our expected investment activities, provides for advance rates that vary from 35% to 97% based upon the collateral provided under a borrowing base calculation. The lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines. We had incurred interest expense, including REPO Facility non-usage fees, of approximately $166,000 for the year ended December 31, 2006.  As of December 31, 2006, we had aggregate borrowings of approximately $10.9 million at a weighted average spread of LIBOR plus 0.68% as of December 31, 2006.  The one-month LIBOR as of December 31, 2006 was 5.32%.  We had not entered into any REPO Facility transactions prior to the year ended December 31, 2006.  Pursuant to Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125,  the transfer of assets under our REPO Facility does not constitute a sale due to our ability to repurchase transferred assets prior to their maturities.  As a result, these transactions are presented as secured borrowing obligations under the caption of master repurchase facility in our consolidated balance sheets.

The REPO Facility requires that we pay down borrowings as principal payments on the loans and investments pledged to the REPO Facility are received.

Borrowings under the REPO Facility at December 31, 2006 were secured by the following investments (amounts in thousands):

Investment Type	Carrying Value (1)
Investment in real estate securities	$3,000
Debt related investments	6,974
Investments in real property (2)	10,200
Total	$20,174

(1)             Approximates fair value.

(2)             Investments in real property is secured by the Company’s investment in the Eagle Creek West property, which had a total acquisition cost of approximately $10.2 million.

All borrowings under our REPO Facility have maturity dates within one year of December 31, 2006.

Our REPO Facility requires us to maintain certain financial covenants. As of December 31, 2006, we were in compliance with our REPO Facility financial covenants.

8.             SHORT TERM BORROWINGS

In July 2006, the Company established a securities margin account with an independent, third-party commercial lender intended to enable the Company to borrow funds for various purposes secured by certain of its real estate securities investments.  Pursuant to this securities margin account, the Company has the capacity to borrow up to 65% of the market value of any eligible real estate security held in the account, capped at a maximum borrowing amount of $40 million.  Borrowings associated with this securities margin account are charged interest at a rate of one-month LIBOR plus 50 basis points.  The one-month LIBOR as of December 31, 2006 was 5.32%. During the year ended December 31, 2006, we borrowed a total of $8.5 million pursuant to this securities margin account.  We had repaid this entire balance as of December 31, 2006.

9.             FINANCIAL INSTRUMENTS

As of December 31, 2006, the fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, therefore, these estimates are not necessarily indicative of the actual amounts that we could realize upon disposition. Our debt related investments included fixed rate investments of approximately $3.0 million.  Floating rate debt investments approximate fair value.  We determine the fair value of our fixed-rate debt related investments through consultation with market dealers of such instruments, analysis of the underlying collateral, and analysis of the credit worthiness of the borrower, among other sources. The following table summarizes these financial instruments (amounts in thousands):

	Balances as of December 31, 2006
	Carrying Amount	Estimated Fair Value
Borrowings:
Mortgage notes	$84,450	$85,038
Master repurchase facility	10,919	10,919
Fixed-rate debt investments	2,951	2,951
	$98,320	$98,908

We did not have any financial instruments as of December 31, 2005, for which the estimated fair values did not approximate their carrying values.

10.          FINANCING OBLIGATIONS

The Operating Partnership is currently offering undivided tenancy-in-common interests in our properties to accredited investors in a private placement exempt from registration under the Securities Act, which is included in financing obligations in the accompanying consolidated balance sheets. We anticipate that these tenancy-in-common interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code. Additionally, the tenancy-in-common interests sold to accredited investors will be 100% leased by the Operating Partnership, and such leases will contain purchase options whereby the Operating Partnership will have the right, but not the obligation, to acquire the tenancy-in-common interests from the investors at a later point in time in exchange for limited partnership units in the Operating Partnership under Section 721 of the Internal Revenue Code.

The Operating Partnership will pay certain up-front fees and reimburse certain related expenses to our Advisor, the Dealer Manager and Dividend Capital Exchange Facilitators LLC (the “Facilitator”) for raising capital through the private placement. Our Advisor is obligated to pay all of the offering and marketing related costs associated with the private placement. However, the Operating Partnership is obligated to pay our Advisor a non-accountable expense allowance which equals 1.5% of the gross equity proceeds raised through the private placement. In addition, the Operating Partnership is obligated to pay the Dealer Manager a dealer manager fee of up to 1.5% of gross equity proceeds raised and a commission of up to 5% of gross equity proceeds raised through the private placement. The Dealer Manager may re-allow such commissions and a portion of such dealer manager fee to participating broker dealers. The Operating Partnership is also obligated to pay a transaction facilitation fee to the Facilitator, an affiliate of our Advisor, of up to 2.0% of gross equity proceeds raised through the private placement.

During the year ended December 31, 2006, we raised approximately $39.0 million from the sale of undivided tenancy-in-common interests in three buildings, which is included in financing obligations in the accompanying consolidated balance sheets pursuant to SFAS No. 98, Accounting for Leases (“SFAS No. 98”). We have leased the undivided interests sold to unrelated third parties, and in accordance with SFAS No. 98, rental payments made to third parties under the lease agreements are recognized as interest expense using the interest method. In addition, the lease agreements each provide for a purchase option whereby the Operating Partnership may purchase each undivided tenancy-in-common interest after a certain period of time in exchange for limited Operating Partnership units.

During the year ended December 31, 2006, we recorded interest expense related to the financing obligations of approximately $303,000.  We incurred approximately $300,000 of rental expense under various lease agreements with these third-party investors. A portion of such amounts were accounted for as an increase of the principal outstanding balance of the financing obligations and a portion was accounted for as an increase to interest expense in the accompanying consolidated financial statements. The various lease agreements in place as of December 31, 2006, contain expiration dates ranging from October 2021 to December 2021. The following table sets forth the, minimum future rental payments due to third parties under the various lease agreements (amounts in thousands):

For years ended December 31,	Minimum Future Rental Payments
2007	$2,146
2008	2,146
2009	2,146
2010	2,146
2011	2,146
Thereafter	21,459
Total	$32,189

During the year ended December 31, 2006, the Operating Partnership incurred upfront costs of approximately $3.9 million payable to our Advisor and other affiliates for effecting these transactions which are accounted for as deferred loan costs. Such deferred loan costs are included in other assets in the consolidated balance sheets and amortized to interest expense over the life of the financing obligation. If the Operating Partnership elects to exercise any purchase option as described above and issue limited Operating Partnership units, the unamortized up-front fees and expense reimbursements paid to affiliates will be recorded against minority interest of the Operating Partnership as a selling cost of the limited partnership units. If the Operating Partnership does not elect to exercise any such purchase option, we will continue to account for these transactions as a financing obligation because we will continue to sublease 100% of the properties and will therefore not meet the definition of “active use” set forth in SFAS No. 98.

During the year ended December 31, 2006, the Operating Partnership did not exercise purchase options to buy certain tenancy-in-common interests it had previously sold.

11.          MINORITY INTERESTS

Minority interests consisted of the following as of December 31, 2006 and 2005 (amounts in thousands):

	December 31, 2006	December 31, 2005
Joint Venture Partnership Interests	$10,120	$—
Operating Partnership Units (“OP Units”)	128	200
Operating Partnership Special Units	1	1
Total	$10,249	$201

Joint Venture Partnership Interests

As of December 31, 2006, the Company had entered into various joint ventures that are consolidated by the Company in the accompanying consolidated financial statements.  The Company presents contributions and the equity in earnings of the respective joint venture partners as minority interests.  For the year ended December 31, 2006, joint venture partners had contributed approximately $11.5 million in equity to these joint ventures and had received distributions from these joint ventures of approximately $1.4 million.  For the year ended December 31, 2006, joint venture partners had collectively participated in approximately $3,000 of the losses of their respective joint ventures.

OP Units

On May 4, 2005, the Operating Partnership issued 20,000 OP Units to the Advisor in exchange for $200,000 representing an approximate 99.0% limited partnership interest.

As of December 31, 2006 and 2005, the Operating Partnership was approximately 0.1% and 99.0% owned by the Advisor and the parent of the Advisor, respectively, and approximately 99.9% and 1.0% owned by the Company, respectively. OP Units are redeemable at the option of the unit holder. The Operating Partnership has the option of redeeming the OP Units with cash or with shares of common stock, or a combination of both.

Operating Partnership Special Units

On May 4, 2005, the Operating Partnership issued 100 Special Units (see Note 15) to the parent of the Advisor for consideration of $1,000. The holder of the Special Units does not participate in the profits and losses of the Operating Partnership. Amounts distributable to the holder of the Special Units will depend on operations and the amount of net sales proceeds received from real property and real estate securities dispositions or upon other events. In general, after holders of OP Units, in aggregate, have received cumulative distributions equal to their capital contributions plus a 6.5% cumulative, non-compounded annual pre-tax return on their net contributions, the holder of the Special Units and the holders of OP Units will receive 15% and 85%, respectively, of the net sales proceeds received by the Operating Partnership upon the disposition of the Operating Partnership’s assets.

12.          STOCKHOLDERS’ EQUITY

Common Stock

On May 27, 2005, we filed a registration statement with the Securities and Exchange Commission on Form S-11 in connection with a public offering of our common stock. The registration statement was declared effective on January 27, 2006. Pursuant to the registration statement, we are offering for sale up to $2.0 billion in shares of common stock, 75% of which are being offered to stockholders at a price of $10.00 per share, and 25% of which are being offered to participants in our distribution reinvestment plan at a price of $9.50 per share.

For the year ended December 31, 2006, approximately 32.3 million shares of common stock were issued in conjunction with the public offering.  For the year ended December 31, 2006, we raised net proceeds of approximately $286.7 million.  The net proceeds from the sale of these securities were transferred to our Operating Partnership on a one-for-one basis for OP Units.

The holders of shares of our common stock are entitled to one vote per share on all matters voted on by stockholders, including election of our directors. Our articles of incorporation do not provide for cumulative voting in the election of our directors. Therefore, the holders of the majority of the outstanding shares of common stock can elect the entire board of directors.

Distributions

Our board of directors declares the following quarter’s annualized distribution before the first day of the quarter. We calculate our distributions based upon daily record and distribution declaration dates so stockholders will be eligible to earn distributions immediately upon purchasing shares of our common stock or upon purchasing limited partnership units of our partnership. We accrue and pay distributions on a quarterly basis. The following table sets forth the distributions that have been paid and/or declared as of December 31, 2006 by our board of directors.

Quarter	Amount declared per share/unit (1)	Annualized amount per share/unit (1)	Date paid
2nd Quarter-2006	$0.1326	$0.55	July 17, 2006
3rd Quarter-2006	$0.1386	$0.55	October 13, 2006
4th Quarter-2006	$0.1512	$0.60	January 12, 2007
1st Quarter-2007	$0.1479	$0.60	April 16, 2007	(2)

(1)             Assumes share or unit was owned for the entire quarter.

(2)             Expected pay date for 1st quarter 2007 distribution.

Our distributions to stockholders are characterized for federal income tax purposes as (1) ordinary income, (2) long term capital gain, (3) unrecaptured 1250 gain from certain depreciable properties or (4) non-taxable return of capital. Distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital for tax purposes rather than a dividend and reduce the stockholder’s basis in the common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholder’s basis in the common shares, it will generally be treated as a gain from the sale or exchange of that stockholder’s common shares. We notify stockholders of the taxability of distributions paid during the preceding year on an annual basis. The following summarizes the taxability of distributions on common shares for the year ended December 31, 2006:

Per common share	Per share amount	Percentage
Ordinary income	$0.20	46.29%
Return of capital	0.22	51.07%
Long term capital gain	0.01	1.83%
Unrecaptured 1250 gain	0.00	0.81%
Total	$0.43	100.00%

13.                EQUITY INCENTIVE PLAN

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

We record options issued under the equity incentive plan pursuant to SFAS No. 123(R), Share-Based Payment. During the year ended December 31, 2006, options issued under the equity incentive plan were valued using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 5.50%, risk-free interest rate of 5.11%, volatility factor of 22.85% and an expected life of ten years, which is the same as the contract life of the options. Based on these assumptions, the value of options granted under the equity incentive plan on the date of grant during the year ended December 31, 2006 was determined to be approximately $41,000.  No additional options were granted during the year ended December 31, 2006.

Options granted under our equity incentive plan are amortized to salary expense on a straight-line basis over the period during which the right to exercise such options fully vests. For the year ended December 31, 2006 we incurred approximately $5,000 of such expense, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2006, approximately $36,000 of such expense remained unrecognized, which reflects the unamortized portion of the value of such options issued pursuant to the equity incentive plan. We expect to recognize such expense over a period of four years, which is the vesting period of the options.

The following table describes the total option grants, exercises, expirations and forfeitures that occurred during the year ended December 31, 2006, as well as the total options outstanding as of December 31, 2006 and 2005 and the total options exercisable as of December 31, 2006.

	Independent Director Options	Weighted Average Option Price Per Share	Weighted Average Remaining Contractual Life (Years)
Issued and Outstanding at December 31, 2005	—	$—
Grants	30,000	11.00
Exercises	—	—
Expirations	—	—
Forfeitures	—	—
Issued and Outstanding at December 31, 2006	30,000	$11.00	9.25
Exercisable at December 31, 2006	6,000	$11.00	9.25

Collectively, the options outstanding pursuant to our equity incentive plan had a weighted average per option value of $1.36 as of December 31, 2006.

14.                RELATED PARTY TRANSACTIONS

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

We have entered into an Advisory Agreement with our Advisor pursuant to which we pay certain acquisition fees to the Advisor. For each real property acquired in the operational stage, the acquisition fee will be an amount equal to 2.0% of the purchase price of the property, until such time as we have invested an aggregate amount of $500 million in properties acquired in the operational stage, at which time the acquisition fee will be reduced to up to 1.0% for properties acquired thereafter. For each real property acquired prior to or during the development or construction stage, the acquisition fee will be an amount equal to up to 4.0% of the total project cost (which will be the amount actually paid or allocated to the purchase, development, construction or improvement of a property exclusive of acquisition fees and acquisition expenses). During the year ended December 31, 2006, our Advisor earned approximately $4.5 million in acquisition fees, which are accounted for as part of the historical cost of the acquired properties.

We also pay our Advisor an asset management fee in connection with the asset and portfolio management of real property, real estate securities and debt related investments. For the nine months ended September 30, 2006, for real property assets, the asset management fee consisted of: (1) a monthly fee equal to one twelfth of 0.5% of the aggregate cost (before non-cash reserves and depreciation) of all real property assets within our portfolio; (2) a monthly fee equal to 8.0% of the aggregate monthly net operating income derived from all real property assets within our portfolio; and (3) a fee of 1.0% of the sales price of individual real property assets upon disposition.

Beginning October 1, 2006, our board of directors approved a modification to the Advisor’s asset management fee as follows:

Prior to the Dividend Coverage Ratio Date (as defined below):

For Direct Real Properties (as defined below), the asset management fee will consist of a monthly fee not to exceed one twelfth of 0.75% of the aggregate cost (before non cash reserves and depreciation) of all Direct Real Properties;

For Product Specialist Real Properties (as defined below), the asset management fee will consist of (i) a monthly fee not to exceed one twelfth of 0.50% of the aggregate cost (before non cash reserves and depreciation) of Product Specialist Real Properties; and (ii) a monthly fee not to exceed 6% of the aggregate monthly net operating income derived from all Product Specialist Real Properties.

After the Dividend Coverage Ratio Date (as defined below):

For all real properties, the asset management fee will consist of: (i) a monthly fee not to exceed one twelfth of 0.50% of the aggregate cost (before non cash reserves and depreciation) of all real property assets within our portfolio; and (ii) a monthly fee not to exceed 8.0% of the aggregate monthly net operating income derived from all real property assets within our portfolio.

“Direct Real Properties”: shall mean those real properties acquired directly by us without the advice or participation of a product specialist engaged by the Advisor.

“Dividend Coverage Ratio”: shall mean, as to any given fiscal quarter, the total amount of distributions made by us in that fiscal quarter divided by the aggregate funds from operations for that fiscal quarter.

“Dividend Coverage Ratio Date”: shall be the date on which our dividend coverage ratio has been less than or equal to 1.00 for two consecutive fiscal quarters.

“Product Specialist Real Properties”: shall mean those real properties acquired by us pursuant to the advice or participation of a product specialist engaged by the Advisor pursuant to a contractual arrangement.

In addition, the asset management fee for all real property assets (acquired both prior to and after the Dividend Coverage Ratio Date) includes a fee of 1.0% of the sales price of individual real property assets upon disposition.

For securities and debt related assets, the asset management fee consists of a monthly fee equal to one twelfth of 1.0% of the aggregate value of the securities and debt related assets within our portfolio.

For the year ended December 31, 2006, our Advisor earned approximately $722,000 in aggregate asset management fees.  The Company did not have any assets that would have resulted in asset management fees prior to the year ended December 31, 2006.

Pursuant to the Advisory Agreement, our Advisor is obligated to advance all of our organizational and offering costs subject to its right to be reimbursed for such costs by us in an amount up to 1.5% of the aggregate gross offering proceeds raised in our public offering of common stock. Such organizational and offering costs include, but are not limited to, actual legal, accounting, printing and other expenses attributable to preparing the SEC registration statements, qualification of the shares for sale in the states and filing fees incurred by our Advisor, as well as reimbursements for marketing, salaries and direct expenses of its employees while engaged in registering and marketing the shares, other than selling commissions and the dealer manager fee.

Offering costs incurred in connection with the issuance of equity securities are deducted from stockholders’ equity, and organizational costs associated with the formation of the Company are expensed as incurred and are included as part of general and administrative expenses in the accompanying consolidated statements of operations.

As of December 31, 2006, our Advisor had incurred, in aggregate, approximately $18,000 of organizational costs. We reimbursed our Advisor the entire amount of such costs, which has been included in general and administrative expenses in the accompanying consolidated statements of operations.

During the years ended December 31, 2006 and 2005, our Advisor incurred reimbursable offering costs of approximately $9.7 million and $2.1 million, respectively. As of December 31, 2006, we had incurred approximately $4.8 million in such reimbursable offering costs, which have been included as a reduction to additional paid-in capital in the accompanying consolidated statements of stockholders’ equity. As of December 31, 2006, of the $4.8 million in reimbursable offering costs we incurred, approximately $851,000 had not yet been reimbursed to the Advisor, which have been included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Approximately $7.0 million of reimbursable offering costs incurred by the Advisor are not reflected in the accompanying consolidated balance sheets of the Company, due to the fact that the Company is not obligated to reimburse these costs to the Advisor until the corresponding aggregate gross offering proceeds are raised in our public offering of common stock.

In addition to the reimbursement of organizational and offering costs, we are also obligated, subject to certain limitations, to reimburse our Advisor for certain other expenses incurred on our behalf for providing services contemplated in the Advisory Agreement, provided that the Advisor does not receive a specific fee for the activities which generate the expenses to be reimbursed. For the year ended December 31, 2006, we incurred approximately $273,000 for these expenses which we reimbursed to the Advisor.  Such reimbursements are included as general and administrative expenses in the accompanying consolidated statements of operations.

The Dealer Manager

We have entered into a dealer manager agreement with Dividend Capital Securities LLC, (the “Dealer Manager”) pursuant to which we pay a dealer manager fee of up to 2.5% of gross offering proceeds raised pursuant to our initial public offering of common stock to the Dealer Manager as compensation for managing the offering. The Dealer Manager may re-allow a portion of such fees to broker-dealers who participate in the offering. We also pay up to a 6.0% sales commission of gross offering proceeds raised pursuant to our initial public offering of common stock. As of December 31, 2006, all sales commissions had been re-allowed to participating broker-dealers. For the year ended December 31, 2006, we incurred fees payable to the Dealer Manager of approximately $8.0 million for dealer manager fees and approximately $15.6 million for sales commissions. Such amounts are considered a cost of raising capital and as such are included as a reduction of additional paid-in capital on the accompanying consolidated balance sheets.  Of these costs, we accrued approximately $1.4 million for dealer manager fees and $1.9 million for sales commissions as of December 31, 2006, respectively.  These amounts are included in the accompanying consolidated balance sheets as accounts payable and accrued expenses.

The Facilitator

The Facilitator is responsible for the facilitation of transactions associated with the Operating Partnership’s private placement. The Facilitator is considered a related party as certain indirect owners and employees of the Facilitator serve as our executives. We have entered into an agreement with the Facilitator whereby we pay a transaction facilitation fee associated with the Operating Partnership’s private placement. We pay the Facilitator up to 1.5% of the gross equity proceeds raised through our partnership’s private placement for transaction facilitation. For the years ended December 31, 2006 we incurred approximately $585,000, payable to the Facilitator for such fees. In accordance with SFAS No. 98, these fees, as well as the other fees associated with the Operating Partnership’s private placement, are recorded as deferred loan costs and amortized over the life of the financing obligation (see Note 10).  We had not incurred any fees payable to the Facilitator prior to the year ended December 31, 2006.

Dividend Capital Investments LLC and DCT Industrial Trust Inc.

In addition to utilizing its own management team, the Advisor actively seeks to form strategic alliances with recognized leaders in the real estate and investment management industries. These alliances are intended to allow the Advisor to leverage the organizational infrastructure of experienced real estate developers, operators and investment managers and to potentially give us access to a greater number of real property and real estate securities investment opportunities. The use of product specialists or other service providers will not eliminate or reduce the Advisor’s fiduciary duty to the Company. The Advisor will retain ultimate responsibility for the performance of all of the matters entrusted to it under the Advisory Agreement.

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

As of December 31, 2006, our Advisor had entered into a product specialist agreement with Dividend Capital Investments LLC (“DCI”) in connection with investment management services related to our investments in real estate securities assets. Pursuant to this agreement, a portion of the asset management fee that our Advisor receives from us related to securities investments will be reallowed to DCI in exchange for services provided.

On September 1, 2006, our Advisor entered into a product specialist agreement with DCT Industrial Trust Inc. (“DCT”), previously known as Dividend Capital Trust Inc., in connection with acquisition and asset management services related to our industrial real property investments. Pursuant to this agreement, a portion of the acquisition and asset management fees that our Advisor receives from us related to specific industrial real property investments will be reallowed to DCT in exchange for services provided.

In addition, on September 1, 2006, the Company, through TRT Industrial Fund I LLC, the Company’s indirect wholly-owned subsidiary, entered into a joint venture agreement (“DCT Joint Venture I”) with DCT Industrial Fund II LLC, an indirect wholly-owned subsidiary of DCT, for the acquisition, operation and management of up to $150 million in industrial real property assets (the “Industrial Portfolio”).

The term of DCT Joint Venture I is eight years and contains certain liquidation provisions, as well as certain termination rights should either of the parties fail to perform its obligations thereunder. In connection with DCT Joint Venture I, the Company has granted to DCT, subject to certain exceptions, exclusivity rights that will generally restrict the Company from (a) pursuing similar agreements with other industrial operating partners within the United States during the term of DCT Joint Venture I and (b) directly acquiring or developing industrial assets within the United States during the term of DCT Joint Venture I. The agreement is also contains provisions for entering into two additional joint venture agreements under similar terms for the calendar years 2007 and 2008.

As of December 31, 2006, we had acquired ten properties pursuant to DCT Joint Venture I, four of which were acquired by a joint venture between us and DCT, and six of which were acquired 100% by us.

Acquisitions pursuant to DCT Joint Venture I acquired during the year were generally funded from a combination of the following: (1) an equity contribution from the Company to DCT Joint Venture I (in an amount not less than approximately 90% of DCT Joint Venture I’s required equity capitalization) using proceeds from the Company’s public equity offering, (2) an equity contribution from DCT to DCT Joint Venture I (in an amount up to 10% of DCT Joint Venture I’s required equity capitalization), (3) secured debt financing to be obtained by DCT Joint Venture I with a targeted loan-to-value of no less than 55% and no more than 75% and/or (4) short-term borrowings pursuant to the Company’s REPO Facility (see Note 7). The purchase price of each asset in the Industrial Portfolio was subject to majority approval by the Company’s independent directors.

15.          SPECIAL UNITS

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

In addition, the Special Units will be redeemed by the Operating Partnership, resulting in a one-time payment, in the form of a promissory note, to the holder of the Special Units, upon the earliest to occur of the following events:

(1)                  The listing of the Company’s common stock on a national or other securities exchange or The Nasdaq National Market or the receipt by our stockholders of securities that are listed on a national securities exchange or the Nasdaq National Market in exchange for our common stock (“Listing Liquidity Event”); or

(2)                  The termination or non-renewal of the Advisory Agreement (“Advisory Agreement Termination Event”), (a) for “cause,” as defined in the Advisory Agreement, (b) in connection with a merger, sale of assets or transaction involving the Company pursuant to which a majority of the Company’s directors then in office are replaced or removed, (c) by the Advisor for “good reason,” as defined in the Advisory Agreement, or (d) by the Company or the Operating Partnership other than for “cause.”

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

16.          NET INCOME (LOSS) PER COMMON SHARE

Reconciliations of the numerator and denominator used to calculate basic net income (loss) per common share to the numerator and denominator used to calculate diluted net income (loss) per common share for the year ended December 31, 2006 and for the period from April 11, 2005 (inception) through December 31, 2005 are as follows (amounts in thousands, except per share and footnote amounts):

		For the Period
		From April 11, 2005
	For the Year Ended	(Inception) through
	December 31,	December 31,
	2006	2005
Net income (loss)	$(52)	*
Minority interests share in net loss	(62)	*
Adjusted net income (loss)	$(114)	*

Weighted average shares outstanding-basic	7,087	**
Incremental weighted average shares effect of conversion of OP units	20	—
Weighted average shares outstanding-diluted	7,107	**

Net income (loss) per common share-basic	$(0.01)	$0.01
Net income (loss) per common share-diluted	$(0.02)	$0.01

*                    Less than $100.

**             200 shares outstanding.

17.          INCOME TAXES

During 2006, we operated in a manner to meet all the requirements to qualify for REIT status. We intend to make our REIT election under Internal Revenue Code Section 856 for the taxable year ended December 31, 2006. Our REIT status is expected to be effective when we file our corporate tax return in August 2007.  In order for a former C corporation to elect to be a REIT, it must distribute 100% of its C corporation earnings and profits and agree to be subject to federal tax at the corporate level to the extent of any subsequently recognized built-in gains within a ten year period. We did not have any built-in gains at the time of our conversion to REIT status. As a REIT, we generally will not be subject to federal income taxation at the corporate level to the extent we distribute 100% of our REIT taxable income annually, as defined in the Internal Revenue Code, to our stockholders and satisfy other requirements. To continue to qualify as a REIT for federal tax purposes, we must distribute at least 90% of our REIT taxable income annually. No material provisions have been made for federal income taxes in the accompanying consolidated financial statements.

18.                           COMMITMENTS AND CONTIGENCIES

We and our Operating Partnership are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our investments, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by our Operating Partnership and us related to litigation will not materially affect our financial position, operating results or liquidity.

19.          QUARTERLY RESULTS (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2006 (amounts in thousands, except per share information).  No information is presented for the year ended December 31, 2005, due to our insignificant operations during that period.

					For the
	For the Quarter Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2006	2006	2006	2006	2006

Rental revenue	$—	$24	$1,337	$4,024	$5,385
Securities income and gain on sale of securities	—	—	358	523	881
Debt related income	—	—	4	234	238
Total revenue	—	24	1,699	4,781	6,504
Rental expense	—	2	409	1,045	1,456
Depreciation and amortization	—	13	554	1,754	2,321
General and administrative expenses	63	261	366	615	1,305
Asset management fees, related party	—	20	203	499	722
Other income (expense), net	—	225	(97)	(945)	(817)
Net income (loss) before minority interests	(63)	(47)	70	(77)	(117)
Minority interests	62	—	3	—	65
Net income (loss)	(1)	(47)	73	(77)	(52)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	—	2,368	7,657	18,141	7,087
Diluted	20	2,388	7,677	18,161	7,107
NET INCOME (LOSS) PER COMMON SHARE
Basic	$(3.12)	$(0.02)	$0.01	$—	$(0.01)
Diluted	$(3.12)	$(0.02)	$0.01	$—	$(0.02)

20.          SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, Disclosures About Segments of a Business Enterprise and Related Information (“SFAS No. 131”) establishes standards for the way that public entities report information about operating segments in their annual financial statements.  We have the following business segments: (1) investments in real property, (2) investments in real estate securities, and (3) debt related investments.  The following table sets forth components of net operating income (“NOI”) of our segments for the year ended December 31, 2006 (amounts in thousands). No information is presented for the year ended December 31, 2005 due to our insignificant operations during that period.

	Real Property	Real Estate Securities	Debt Related Investments	Total
Revenue	$5,385	$853	$238	$6,476
Operating expenses (1)	(1,456)	—	—	(1,456)
Asset management fees, related party (2)	(542)	(139)	(41)	(722)
Net operating income	$3,387	$714	$197	$4,298

(1)             Represents real property operating expenses, and excludes depreciation, amortization, general and administrative expenses and interest expense.

(2)             See Note 14 for discussion of asset management fees paid to our Advisor.

We consider NOI to be an appropriate supplemental performance measure because NOI reflects the operating performance of our real properties, real estate securities, and debt related investments and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation and amortization, interest expense, interest income, and general and administrative expenses. However, NOI should not be viewed as an alternative measure of our financial performance as a whole, since it does exclude such items which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. The following table is a reconciliation of our NOI to our reported net income (amounts in thousands):

For the
Year Ended
December 31,
2006
Net operating income	$4,298
Interest income	1,259
Gain on sale of securities	28
Depreciation and amortization	(2,321)
General and administrative expenses	(1,305)
Interest expense	(2,076)
Minority interests	65
Net income (loss)	$(52)

The following table reflects our total assets by market segment (amounts in thousands).

As of December 31, 2006
Segment assets:
Investments in real property, net	$256,631
Investments in real estate securities	48,179
Debt related investments	28,256
Total segment assets, net	$333,066

Non-segment assets:
Cash and cash equivalents	$67,317
Other non-segment assets (1)	52,588
Total assets	$452,971

(1)             Other non-segment assets primarily consist of corporate assets including subscriptions receivable, certain loan costs, including loan costs associated with our financing obligations, deferred acquisition costs, and restricted cash.

21.          SUBSEQUENT EVENTS

Real Property Acquisitions

40 Boulevard Office Centre

On January 25, 2007, a joint venture (the “40 Boulevard Joint Venture”) between a wholly-owned subsidiary of ours and an affiliate of Alliance Commercial Partners, LLC (“Alliance”), acquired a fee interest in 40 Boulevard Office Centre, (“40 Boulevard”), an office property located in Northbrook, Illinois. The total acquisition cost of the property was approximately $10.4 million (consisting of an approximate $10.1 million purchase price plus additional due diligence costs, an acquisition fee paid to the Advisor, and other closing costs) and was paid for through a combination of (1) an equity contribution from us to the 40 Boulevard Joint Venture using proceeds from our public offering, (2) available cash, (3) an equity contribution from Alliance to the 40 Boulevard Joint Venture and (4) debt financing obtained by the 40 Boulevard Joint Venture.

Washington Commons

On February 1, 2007, a joint venture (the “Washington Commons Joint Venture”) between a wholly-owned subsidiary of ours and an affiliate of Alliance, acquired a fee interest in Washington Commons Office Park (“Washington Commons”), an

office property located in Naperville, Illinois. The total acquisition cost of the property was approximately $25.6 million (consisting of an approximate $24.8 million purchase price plus additional due diligence costs, an acquisition fee paid to the Advisor, and other closing costs) and was paid for through a combination of (1) an equity contribution from us to the Washington Commons Joint Venture using proceeds from our public offering, (2) available cash, (3) an equity contribution from Alliance to the Washington Commons Joint Venture and (4) debt financing obtained by the Washington Commons Joint Venture.

Bandera Road Marketplace

On February 1, 2007, we acquired a 100% fee interest in Bandera Road Marketplace (“Bandera Road”), a retail property located in San Antonio, Texas. The total acquisition cost of the property was approximately $30.6 million (consisting of an approximate $29.6 million purchase price plus additional due diligence costs, an acquisition fee paid to the Advisor, and other closing costs) and was paid for through a combination of (1)  proceeds from our public offering, (2) available cash and (3) debt financing obtained by us.

Southfield Parkway

Pursuant to a joint venture between a wholly-owned subsidiary of ours and DCT, on March 19, 2007, we acquired a fee interest in Southfield Parkway Industrial Property (“Southfield Parkway”), an industrial property located in the Atlanta, Georgia market. The total acquisition cost of the property was approximately $6.6 million (consisting of an approximate $6.4 million purchase price plus additional due diligence costs, an acquisition fee paid to the Advisor, and other closing costs) and was paid for through a combination of (1) an equity contribution from us to the joint venture using proceeds from our public offering, (2) available cash, and (3) an equity contribution from DCT to the joint venture.

Southfield Parkway consists of approximately 125,000 net rentable square feet and is currently 100.0% leased to its sole tenant, Kranson Industries, Inc.

We acquired Southfield Parkway without the use of debt financing. However, we currently expect to enter into a loan agreement to partially finance the acquisition of Southfield Parkway. However, the terms of the loan of not yet been determined and there is no guarantee that the loan agreement will occur for the estimated amount or at all.

Southfield Parkway was acquired by the DCT Joint Venture I from a wholly owned subsidiary of DCT, as seller. The total cost of this acquisition may increase by additional costs which have not yet been finally determined. Any additional costs are not expected to be material.

Shackelford Office Center

On March 20, 2007, we acquired a 100% fee interest in Shackelford Office Center (“Shackelford”), an office property located in Little Rock, Arkansas. The total acquisition cost of the property was approximately $21.7 million (consisting of an approximate $21.0 million purchase price plus additional due diligence costs, an acquisition fee paid to the Advisor, and other closing costs) and was paid for through a combination of (1) proceeds from our public offering and (2) available cash.

Shackelford consists of approximately 102,000 net rentable square feet and is currently 100.0% leased to its sole tenant, the Federal Bureau of Investigation.

We acquired Shackelford without the use of debt financing. However, we currently expect to enter into a loan agreement to partially finance the acquisition of Shackelford. However, the terms of the loan of not yet been determined and there is no guarantee that the loan agreement will occur for the estimated amount or at all.

Shackelford was acquired pursuant to a purchase agreement entered into by and between a wholly-owned subsidiary of ours and Harris/Hathaway JV, LLC, the seller. The total cost of this acquisition may increase by additional costs which have not yet been finally determined. Any additional costs are not expected to be material.

Secured Mortgage Financings

In conjunction with the acquisition of 40 Boulevard, the 40 Boulevard Joint Venture entered into an interest-only, secured mortgage loan agreement with an independent, third-party commercial lender on January 25, 2007. The term of the loan agreement is three years, although the loan agreement allows for one 12-month extension option subject to certain conditions being satisfied. Pursuant to the loan agreement, the 40 Boulevard Joint Venture received loan proceeds of $6.1 million in the form of a promissory note at a floating interest rate of LIBOR plus 1.40%, secured by a mortgage on 40 Boulevard. The 40 Boulevard Joint Venture may receive additional loan proceeds of up to $3.6 million under the terms of the promissory note for anticipated future costs associated with tenant improvements, leasing commissions, and capital expenditures for the property. The promissory note is non-recourse to either the 40 Boulevard Joint Venture or to us.

In conjunction with the acquisition of Washington Commons, the Washington Commons Joint Venture entered into an interest-only, secured mortgage loan agreement with an independent, third-party commercial lender on February 1, 2007. The base term of the loan agreement is five years. Pursuant to the loan agreement, the Washington Commons Joint Venture received loan proceeds of $21.3 million in the form of a promissory note at a fixed interest rate of 5.94%, secured by a mortgage on Washington Commons. The promissory note is non-recourse to either the Washington Commons Joint Venture or to us.

In conjunction with the acquisition of Bandera Road, we entered into an interest-only, secured mortgage loan agreement with an independent, third-party commercial lender on February 1, 2007. The base term of the loan agreement is ten years. Pursuant to the loan agreement, we received loan proceeds of $21.5 million in the form of a promissory note at a fixed interest rate of 5.46%, secured by a mortgage on Bandera Road. The promissory note is non-recourse to the Company.

Real Estate Securities Acquisitions

From January 1, 2007 until March 15, 2007, we invested in various real estate securities at an aggregate acquisition cost of approximately $103.2 million, including $34.1 million invested in preferred equity securities and approximately $69.1 million invested in CMBS and CDOs.

Debt Related Investments

From January 1, 2007 until March 15, 2007, we funded additional borrowings under the terms of our senior participating interest in a commercial developer mortgage loan of approximately $608,000, resulting in a total current investment amount of approximately $7.6 million. We have a remaining conditional obligation to fund additional borrowings of approximately $727,000.

On February 12, 2007, we invested approximately $15.0 million in a B-Note security related to an office property located in Dallas, Texas. This B-Note is an interest-only note and has a remaining term of 116 months, as of the date of acquisition.

On February 20, 2007, we invested approximately $19.9 million in a mezzanine loan related to an office property located in Dallas, Texas. This mezzanine loan is an interest-only note and has a remaining term of 116 months, as of the date of acquisition.

On March 15, 2007, we invested approximately $25.8 million in a first mortgage loan to a commercial developer secured by a real property currently in the final stages of construction in the New York metropolitan market.  The mortgage loan is a floating rate, interest-only loan that earns interest at a rate of one-month LIBOR plus 350 basis points (8.82% at time of investment) and has an interest rate floor of 8.50%.  Under a loan agreement with the borrower, we have a conditional obligation to fund additional borrowings and reserves, as required to complete the construction of the project, of approximately $14.2 million (for a total investment of $40.0 million).  The majority of these additional borrowings will be evidenced by a cross-defaulted mezzanine loan against the borrower’s equity interest in the property.  The mezzanine loan contains the same floating rate interest payment terms as the mortgage loan.  Both the mortgage loan and mezzanine loan contain a lien-free completion guaranty from key principals of the borrower (i.e., full recourse until construction completion and delivery of the certificate of occupancy), and both loans have a term of 24 months with no extensions.

Proceeds from Public Offering

As of March 15, 2007, we had accepted subscriptions from 11,995 stockholders, issued approximately 64.9 million shares of our common stock to stockholders and received approximately $644.2 million in gross proceeds.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Dividend Capital Total Realty Trust Inc.:

Under date of March 23, 2007, we reported on the consolidated balance sheets of Dividend Capital Total Realty Trust Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2006 and for the period from April 11, 2005 (inception) to December 31, 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule III-Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of the Company’s management. Our responsibility is to express an opinion on Schedule III based on our audits.

In our opinion, Schedule III-Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Denver, Colorado
March 23, 2007

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006
(dollars in thousands)

				Initial Cost to Company				Gross Amount Carried at December 31, 2006
Property	Market	No. of Buildings	Encumbrances	Land	Building and Improvements (1)	Total Costs	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements (1)	Total Costs (2)	Accumulated Depreciation	Acquisition Date	Depreciable life (years)

Office Properties
Jay Street	Bay Area, CA	3	$23,500	$13,859	$22,384	$36,243	$3	$13,859	$22,387	$36,246	$(913)	6/28/06	2-40
Bala Pointe	Philadelphia, PA	1	24,000	10,115	27,301	37,416	—	10,115	27,301	37,416	(663)	8/28/06	1-40
Lundy Avenue	Bay Area, CA	3	14,250	5,982	15,612	21,594	—	5,982	15,612	21,594	(192)	9/28/06	10-40
Shiloh Road	Dallas, TX	3	22,700	5,165	30,231	35,396	—	5,165	30,231	35,396	(50)	12/21/06	10-41
Total Office Properties		10	$84,450	$35,121	$95,528	$130,649	$3	$35,121	$95,531	$130,652	$(1,818)

Industrial Properties
Rickenbacker	Columbus, OH	1	$—	$1,247	$13,312	$14,559	$—	$1,247	$13,312	$14,559	$(178)	10/16/06	3-40
Park West Q	Cincinnati, OH	1	—	1,653	9,351	11,004	—	1,653	9,351	11,004	(106)	10/16/06	7-40
Eagle Creek East	Minneapolis, MN	1	—	1,644	7,541	9,185	—	1,644	7,541	9,185	(87)	10/16/06	5-40
Park West L	Cincinnati, OH	1	—	902	7,406	8,308	3	902	7,409	8,311	(83)	10/31/06	4-40
Eagle Creek West	Minneapolis, MN	1	—	1,910	8,299	10,209	—	1,910	8,299	10,209	(87)	10/31/06	2-40
Minnesota Valley III	Minneapolis, MN	1	—	2,223	12,508	14,731	—	2,223	12,508	14,731	(129)	10/31/06	5-40
Pencader	Philadelphia, PA	1	—	2,516	5,404	7,920	—	2,516	5,404	7,920	(11)	12/6/06	2-40
Hanson Way Dist. Ctr	Sacramento, CA	1	—	5,544	19,862	25,406	—	5,544	19,862	25,406	(40)	12/7/06	6-40
Old Silver Spring	Central PA	1	—	1,305	4,824	6,129	—	1,305	4,824	6,129	(11)	12/8/06	2-40
Marine Drive	Charlotte, NC	1	—	2,037	19,079	21,116	—	2,037	19,079	21,116	(41)	12/8/06	10-40
Total Industrial Properties		10	$—	$20,981	$107,586	$128,567	$3	$20,981	$107,589	$128,570	$(773)

GRAND TOTAL		20	$84,450	$56,102	$203,114	$259,216	$6	$56,102	$203,120	$259,222	$(2,591)

(1)                   Building & Improvements includes intangible lease assets.

(2)                   As of December 31, 2006, the aggregate cost for federal income tax purposes of investments in real property was approximately $254.8 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 23, 2007.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

By:	/s/ MARC J. WARREN
Name:	Marc J. Warren
Title:	President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on March 23, 2007.

Signature	Title

/s/ MARC J. WARREN	President and Director (principal executive officer)
Marc J. Warren

/s/ CHARLES B. DUKE	Director
Charles B. Duke

/s/ DANIEL J. SULLIVAN	Director
Daniel J. Sullivan

/s/ JAMES R. GIULIANO, III	Chief Financial Officer and Treasurer (principal financial
James R. Giuliano, III	officer and principal accounting officer)