Form 10-Q
period 2007-03-31
Dividend Capital Total Realty Trust Inc.
filed 2007-05-11
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

As of April 30, 2007, 79,331,458 shares of common stock of Dividend Capital Total Realty Trust Inc., par value $0.01 per share, were outstanding.

Dividend Capital Total Realty Trust Inc.

Form 10-Q

March 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	As of March 31,	As of December 31,
	2007	2006
	(Unaudited)
ASSETS
Investments in real property:
Land	$94,357	$56,102
Building and improvements	309,382	168,936
Intangible lease assets	54,020	34,184
Accumulated depreciation and amortization	(6,244)	(2,591)
Total net investments in real property	451,515	256,631

Investments in real estate securities	168,579	48,179
Debt related investments	89,591	28,256
Total net investments	709,685	333,066

Cash and cash equivalents	166,273	67,317
Restricted cash	2,527	1,782
Subscriptions receivable	12,662	43,067
Other assets, net	13,804	7,739
Total Assets	$904,951	$452,971

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses (including $3,858 and $4,305 due to affiliates as of March 31, 2007 and December 31, 2006, respectively)	$7,415	$6,469
Distributions payable	8,071	2,729
Mortgage notes	132,607	84,450
Master repurchase facility	4,956	10,919
Financing obligations	65,890	39,017
Intangible lease liabilities, net	6,879	4,180
Unsettled securities purchases	16,125	8,246
Other liabilities (including $0 and $1,128 due to affiliates as of March 31, 2007 and December 31, 2006, respectively)	3,468	3,167
Total Liabilities	245,411	159,177

Minority Interests	22,951	10,249

Stockholders’ Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 71,790,867 and 32,304,902 shares issued and outstanding, as of March 31, 2007 and December 31, 2006, respectively	718	323
Additional paid-in capital	645,479	286,391
Distributions in excess of earnings	(9,216)	(4,142)
Accumulated other comprehensive income (loss)	(392)	973
Total Stockholders’ Equity	636,589	283,545
Total Liabilities and Stockholders’ Equity	$904,951	$452,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share and footnote information)

	For the three months ended March 31,
	2007	2006

REVENUE:
Rental revenue	$7,746	$—
Securities income	1,873	—
Debt related income	1,259	—
Total Revenue	10,878	—

EXPENSES:
Rental expense	2,109	—
Depreciation and amortization	3,418	—
General and administrative expenses	744	63
Asset management fees, related party	1,265	—
Total Operating Expenses	7,536	63

Operating Income (Loss)	3,342	(63)

Other Income (Expenses):
Interest income	2,538	*
Interest expense	(2,883)	—
Income (Loss) Before Minority Interests	2,997	(63)

Minority Interests	(12)	62

NET INCOME (LOSS)	$2,985	$(1)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	53,746	**
Diluted	53,766	**
NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.06	$(3.12)
Diluted	$0.06	$(3.12)

* Less than $100.

** 200 shares outstanding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2007
(Unaudited)
(In thousands)

					Accumulated
			Additional	Distributions in	Other	Total
	Common Stock		Paid-in	Excess of	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, December 31, 2006	32,305	$323	$286,391	$(4,142)	$973	$283,545
Comprehensive income:
Net income	—	—	—	2,985	—	2,985
Net unrealized loss from available-for-sale securities	—	—	—	—	(1,365)	(1,365)
Comprehensive income						1,620

Issuance of common stock, net of offering costs	39,486	395	359,085	—	—	359,480
Amortization of stock based compensation	—	—	3	—	—	3
Distributions on common stock	—	—	—	(8,059)	—	(8,059)

Balances, March 31, 2007	71,791	$718	$645,479	$(9,216)	$(392)	$636,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2007	2006

OPERATING ACTIVITIES:
Net income (loss)	$2,985	$(1)
Minority interests	12	(62)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate depreciation and amortization	3,427	—
Other depreciation and amortization	151	—
Changes in operating assets and liabilities:
Increase in restricted cash	(425)	—
Increase in other assets	(3,858)	—
Increase in accounts payable and accrued expenses	1,933	63
Increase in other liabilities	930	—
Net cash provided by operating activities	5,155	—

INVESTING ACTIVITIES:
Investment in real property	(195,858)	—
Increase in deferred acquisition costs	819	—
Investment in real estate securities	(113,882)	—
Investments in debt related investments	(61,335)	—
Net cash used in investing activities	(370,256)	—

FINANCING ACTIVITIES:
Mortgage note proceeds	48,157	—
Repayment of master repurchase facility	(5,963)	—
Financing obligation proceeds	26,873	—
Increase (decrease) in restricted cash	(320)	(1,478)
Increase in deferred financing costs	(3,178)	—
Proceeds from minority interest contributions	12,823	—
Proceeds from sale of common stock	425,211	1,553
Offering costs for issuance of common stock, related party	(38,259)	—
Distributions to minority interest holders	(131)	—
Distributions to common stockholders	(1,156)	—
Net cash provided by financing activities	464,057	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	98,956	—

CASH AND CASH EQUIVALENTS, beginning of period	67,317	2
CASH AND CASH EQUIVALENTS, end of period	$166,273	$2

Supplemental Disclosure of Cash Flow Information:
Amount issued pursuant to the distribution reinvestment plan	$1,565	$—
Cash paid for interest	$2,410	$—
Unsettled securities purchases	$16,125	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

We operate in a manner intended to allow us to qualify as a REIT for federal income tax purposes beginning with the calendar year 2006. Our REIT status is expected to be effective in August 2007 when we file our corporate tax return for the taxable year ended December 31, 2006. The Company utilizes an UPREIT organizational structure to hold all or substantially all of its assets through its Operating Partnership (the “Operating Partnership”).

Our day-to-day activities are managed by Dividend Capital Total Advisors LLC (the “Advisor”), an affiliate, under the terms and conditions of an advisory agreement (the “Advisory Agreement”). In addition, under the terms of certain dealer manager agreements, Dividend Capital Securities LLC (the “Dealer Manager”), an affiliate, serves as the dealer manager of our public and private offerings. The Advisor and its affiliates, including the Dealer Manager, receive various forms of compensation, reimbursements and fees for services relating to our public and private offerings and for the investment and management of our real estate assets.

On April 25, 2005, the Company sold 200 shares of common stock to an affiliate of the Advisor at a price of $10 per share. The Company subsequently contributed $2,000 to the Operating Partnership and is the sole general partner.

On May 4, 2005, our Operating Partnership issued 20,000 operating partnership units (“OP Units”) to the Advisor in exchange for $200,000, representing an approximate 99% limited partnership interest. On May 4, 2005, the Operating Partnership issued 100 Special Units (see Note 14) to Dividend Capital Total Advisors Group LLC, the parent of the Advisor, in exchange for $1,000. As of March 31, 2007, the Operating Partnership was less than 0.1% owned by the Advisor and the parent of the Advisor and more than 99.9% owned by the Company. The holders of OP Units have the right to convert their OP Units into cash or, at the option of the Company, into an equal number of shares of common stock of the Company, or a combination of both, as allowed by the Operating Partnership’s agreement. The remaining rights of the holders of OP Units are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the Operating Partnership’s assets.

As of March 31, 2007, we had acquired net investments of approximately $709.7 million, comprised of approximately $451.5 million in real property, $168.6 million, net of dispositions, in real estate securities, and $89.6 million in debt related investments. As of December 31, 2006, we had acquired net investments of approximately $333.1 million, comprised of approximately $256.6 million in real property, net of accumulated depreciation, $48.2 million, net of dispositions, in real estate securities, and $28.3 million in debt related investments.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, these statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our audited consolidated financial statements as of December 31, 2006 and related notes thereto included in our annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 23, 2007.

Principles of Consolidation

Due to the Company’s control of the Operating Partnership through its sole general partnership interest and the limited rights of the limited partners, the Operating Partnership is consolidated with the Company and limited partner interests is reflected as a minority interest in the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Investments in Real Property

We capitalize direct costs associated with the acquisition, development or improvement of real property, including acquisition fees paid to the Advisor. Costs associated with the pursuit of acquisitions or developments are capitalized as incurred and, if the pursuit is abandoned, these costs are expensed in the period in which the pursuit is abandoned. Costs associated with the improvement of our real property assets are also capitalized as incurred. However, costs incurred in making repairs to and for maintaining our real property which do not extend the life of our assets are expensed as incurred. The results of operations for acquired real property are included in our consolidated statements of operations from their respective acquisition dates.

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

For the three months ended March 31, 2007, we recognized upon acquisition gross additional intangible assets for acquired in-place leases, above market leases, and intangible liabilities for acquired below market leases, of approximately $18.7 million, $1.1 million and $2.9 million, respectively. For the year ended December 31, 2006, we recognized upon acquisition gross additional intangible assets for acquired in-place leases, above market leases, and intangible liabilities for acquired below market leases, of approximately $31.3 million, $2.9 million, and $4.4 million, respectively.

Above market lease assets are amortized as a reduction in rental revenue over the corresponding lease term. Below market lease liabilities are amortized as an increase in rental revenue over the corresponding lease term. Intangible in-place lease assets are amortized over the average term of leases for a property.  For the three months ended March 31, 2007, the Company amortized approximately $1.8 million of intangible in-place lease assets, $235,000 of above market lease assets, and $227,000 of below market lease liabilities, respectively. For the year ended December 31, 2006, the Company amortized approximately $1.3 million of intangible in-place lease assets, $270,000 of above-market lease assets, and $225,000 of below market lease liabilities, respectively. In addition, we allocate a portion of the purchase price to the estimated value of customer relationships, if any.  As of March 31, 2007 and December 31, 2006, we had not recorded any estimated value to customer relationships.

We write off any remaining intangible asset or liability balances when a tenant terminates a lease before the stated lease expiration date. There were no write-offs due to the termination of a lease during the three months ended March 31, 2007 or for the year ended December 31, 2006.

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

Impairment — Investments in Real Property

We review our investments in real property individually on a quarterly basis to determine if there are indicators of impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Indicators may include, among others, the tenant’s inability to make rent payments, operating losses or negative operating trends at the property level, notification by a tenant that it will not renew its lease, a decision to dispose of a property or adverse changes in the fair value of any of our properties. For operating properties, if indicators of impairment exist, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is greater than the current net book value, in accordance with SFAS No. 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than its current net book value, we recognize an impairment loss for the difference between the net book value of the property and its estimated fair value. To the extent we decide to sell a property, we recognize an impairment loss if the current net book value of the property exceeds its fair value less selling costs. The above analyses require us to determine whether there are indicators of impairment for individual properties, to estimate the most likely stream of cash flows from operating properties and to determine the fair value of properties that are impaired or held for sale. If our assumptions, projections or estimates regarding a property change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the property. As of March 31, 2007 and December 31, 2006, we had not recorded any impairment charges to our real properties.

Revenue Recognition - Real Property

We record rental revenue for the full term of each lease on a straight-line basis. Certain properties have leases that provide for customer occupancy during periods that no rent is due or where minimum rent payments increase during the term of the lease. Accordingly, we record a receivable from customers for rent that we expect to collect over the remaining lease term rather than currently, which will be recorded as straight-line rents receivable. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. For the three months ended March 31, 2007, the total increase to rental revenues due to straight-line rent adjustments was approximately $295,000. There was no straight-line rent adjustment during the three months ended March 31, 2006.

Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as rental revenue. Tenant recovery income recognized as rental revenue for the three months ended March 31, 2007 was approximately $1.6 million. No tenant recovery income was recorded during the three months ended March 31, 2006.

In connection with real property acquisitions, we may acquire leases with rental rates above and/or below the market rental rates. Such differences are recorded as an intangible asset or liability pursuant to SFAS No. 141 and amortized to rental revenues over the life of the respective leases.

Collectibility of Receivables

We evaluate the collectibility of our rent and other receivables on a regular basis based on factors including, among others, payment history, the financial strength of the borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. As of March 31, 2007 and December 31, 2006, we had reserves included in the caption Other Assets, net, of approximately $78,000 and $70,000, respectively. If our assumptions or estimates regarding the collectibility of a receivable change in the future, we may have to record a reserve to reduce or further reduce the carrying value of the receivable.

Investments in Real Estate Securities

Investments in real estate securities consist primarily of securities such as common equities, preferred equities, convertible preferred securities, CMBS, CDOs and other related securities types. Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), requires the Company to classify its investments in real estate securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its investments in real estate securities until maturity, if applicable, it may, from time to time, sell any of these assets as part of its overall management of its portfolio. Accordingly, SFAS No. 115 requires the Company to classify all of its real estate securities assets as available-for-sale. All assets classified as available-for-sale are reported at estimated fair value, based on market prices from independent sources, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, referred to as other comprehensive income.

As of March 31, 2007 and December 31, 2006, all of the Company’s investments in real estate securities were classified as available-for-sale in the accompanying condensed consolidated balance sheets. As of each of these dates, the Company’s investments in real estate securities were comprised entirely of (1) preferred equity securities and (2) CMBS and CDOs. If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period to period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense in our condensed consolidated statements of operations.

In addition, management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on real estate securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to other-than-temporary factors, are recognized in income and the cost basis of the real estate securities is adjusted. As of March 31, 2007 and December 31, 2006, there were no impairment losses recognized in the accompanying condensed consolidated statements of operations.

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

Debt Related Investments

Debt related investments consist primarily of real estate related whole mortgage loans, participating mortgage loans, B-notes, mezzanine debt, bridge loans, and other debt related investment types. As of March 31, 2007, the Company’s debt related investments consisted of (1) senior participating interests in two mortgage loans, (2) three B-notes and (3) one mezzanine loan.  As of December 31, 2006, the Company’s debt related investments consisted of (1) a senior participating interests in one mortgage loan and (2) two B-notes. Debt related investments are considered held for investment, as the Company has both the intention and ability to hold these investments until maturity.  Accordingly, these assets are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loan or investment is deemed to be impaired.

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

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses. As of March 31, 2007 and December 31, 2006, there were no impairment losses recognized in the accompanying condensed consolidated statements of operations.

 Revenue Recognition-Debt Related Investments

Interest income on debt related investments is recognized over the life of the investment using the effective interest method and recognized on an accrual basis. Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan using the effective interest method. Anticipated exit fees, whose collection is expected, are also recognized over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration. Fees received in exchange for the credit enhancement of another lender, either subordinate or senior to us, in the form of a guarantee are recognized over the term of that guarantee using the straight-line method.

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

Subscriptions Receivable

Subscriptions receivable consists of subscriptions to purchase shares of our common stock through our public offering for which we had not yet received the cash proceeds as of March 31, 2007. The Company records subscriptions receivable in accordance with Emerging Issues Task Force Issue No. 85-1, Classifying Notes Received for Capital Stock, as the cash proceeds were collected subsequent to the period ended March 31, 2007.

Stock-Based Compensation

On January 12, 2006, the Company adopted a stock-based equity incentive plan (see Note 12). As of March 31, 2007 and December 31, 2006, the Company had granted 30,000 options to its independent directors pursuant to the equity incentive plan. The Company accounts for its equity incentive plan under the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) and its related interpretations. Options granted under our equity incentive plan are valued using the Black-Scholes option-pricing model and are amortized to salary expense on a straight-line basis over the period during which the right to exercise such options fully vests. Such expense is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income as reported in the accompanying condensed consolidated statements of stockholders’ equity consists of changes in the fair value of available-for-sale real estate securities investments.

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

Income Taxes

We expect to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”), as amended, beginning with the taxable year ended December 31, 2006.  Our REIT status is expected to be effective when we file our corporate tax return for the taxable year ended December 31, 2006 in August 2007. As a REIT, we generally will not be subject to federal income taxes on net income that we distribute to our stockholders. We intend to make timely distributions sufficient to satisfy the annual distribution requirements. We believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for federal income tax purposes.  We may, however, be subject to certain state and local taxes.  Our taxable REIT subsidiary, DCTRT Leasing Corporation, is subject to federal, state, and local taxes.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the periods they are determined to be necessary.

New Accounting Pronouncements

On July 13, 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and derecognition, classification of interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007 and it did not have a material impact on our financial position or results of operations.

3.                       INVESTMENTS IN REAL PROPERTY

During the three months ended March 31, 2007, we acquired ten real properties with a gross investment amount of approximately $198.4 million, comprising approximately 2.6 million net rentable square feet.  These assets included (1) three office properties with a total gross investment amount of approximately $58.1 million, comprising approximately 405,000 net rentable square feet, (2) six industrial properties with a total gross investment amount of approximately $107.9 million, comprising approximately 1.9 million net rentable square feet and (3) one retail property with a total gross investment amount of approximately $32.4 million, comprising approximately 330,000 net rentable square feet. These properties were acquired using a combination of (1) net proceeds from our public offering, (2) debt financings, (3) available cash and (4) minority interest equity contributions.  For all properties acquired and consolidated, the results of operations for the acquired properties are included in our condensed consolidated statements of operations from the dates of acquisition.

The table below summarizes the Company’s investments in real property as of March 31, 2007 (amounts in thousands).

Real Property	Market	Land	Building and Improvements	Intangible Lease Assets	Gross Investment Amount (1)

Office and Office/R&D Properties
Jay Street	Bay Area, CA	$13,859	$19,575	$2,935	$36,369
Bala Pointe	Philadelphia, PA	10,115	20,346	6,973	37,434
Lundy Avenue	Bay Area, CA	5,982	12,034	3,578	21,595
Shiloh Road	Dallas, TX	5,165	24,317	5,914	35,396
40 Boulevard	Chicago, IL	2,561	5,995	2,072	10,628
Washington Commons	Chicago, IL	8,932	12,888	4,038	25,858
Shackleford	Little Rock, AR	2,900	14,273	4,391	21,564
Total Office and Office/R&D Properties		$49,514	$109,428	$29,901	$188,844

Industrial Properties
Rickenbacker	Columbus, OH	$1,247	$12,667	$644	$14,559
Park West Q	Cincinnati, OH	1,653	7,887	1,464	11,004
Eagle Creek East	Minneapolis, MN	1,644	6,661	880	9,185
Park West L	Cincinnati, OH	902	6,841	569	8,311
Eagle Creek West	Minneapolis, MN	1,910	7,982	317	10,209
Minnesota Valley III	Minneapolis, MN	2,223	10,867	1,641	14,731
Pencader	Philadelphia, PA	2,516	5,093	311	7,920
Hanson Way Dist. Ctr	Sacramento, CA	5,544	17,257	2,605	25,406
Old Silver Spring	Central PA	1,305	4,592	232	6,129
Marine Drive	Charlotte, NC	2,037	12,958	6,121	21,115
Southfield	Atlanta, GA	1,280	4,947	449	6,676
Commerce Center	Central PA	5,939	26,912	2,022	34,872
Veterans	Chicago, IL	2,121	9,989	993	13,103
Plainfield III	Indianapolis, IN	2,101	16,972	1,414	20,487
Patriot Drive I	Dallas, TX	1,034	5,346	187	6,568
Patriot Drive II	Dallas, TX	3,166	21,730	1,306	26,202
Total Industrial Properties		$36,622	$178,701	$21,155	$236,477

Retail Properties
Bandera Road	San Antonio, TX	$8,221	$21,253	$2,964	$32,438

Total		$94,357	$309,382	$54,020	$457,759

Accumulated depreciation/ amortization (2)		$—	$(2,676)	$(3,568)	$(6,244)

Total Net Book Value		$94,357	$306,706	$50,452	$451,515

(1)           Amount presented does not include intangible lease liability, which in aggregate, was approximately $6.9 million as of March 31, 2007, net of accumulated amortization balance of $453,000.

(2)             Accumulated amortization for intangible lease assets includes accumulated amortization balances of intangible in-place lease assets and above-market lease intangibles of approximately $3.1 million and $505,000, respectively.

4.             INVESTMENTS IN REAL ESTATE SECURITIES

During the three months ended March 31, 2007, the Company acquired real estate securities classified as available-for-sale through purchases in the open market with an aggregate cost of approximately $121.8 million. These purchases consisted of (1) preferred equity securities of various real estate operating companies and real estate investment trusts with an approximate cost of $34.1 million and (2) CMBS and CDOs with an approximate cost of $87.7 million. The cost of these purchases was paid for using net proceeds from the Company’s public offering. In addition, the Company acquired approximately $16.1 million of real estate securities that had not settled as of March 31, 2007, which have been included in our accompanying condensed consolidated balance sheets as unsettled securities purchases.

As of March 31, 2007, the fair market value of our real estate securities was approximately $168.6 million, consisting of a fair market value of approximately (1) $54.8 million for our investments in preferred equity securities and (2) $113.8 million for our investments in CMBS and CDOs. As of March 31, 2007, there was a net unrealized loss of approximately $392,000 related to our real estate securities investments, which is included in the accompanying condensed consolidated statement of stockholders’ equity as other comprehensive income, consisting of (1) an unrealized gain of approximately $550,000 for our investments in preferred equity securities and (2) an unrealized loss of approximately $942,000 for our CMBS and CDOs.

Our investments in CMBS and CDOs have contractual maturities ranging from 2042 through 2047.

5.             DEBT RELATED INVESTMENTS

During the three months ended March 31, 2007, the Company acquired approximately $61.3 million in debt related investments.  These debt related investments included (1) an investment in a first mortgage loan to a commercial developer of approximately $25.8 million, (2) an investment in a B-note of approximately $15.0 million, (3) an investment in mezzanine debt of approximately $19.9 million and (4) additional borrowings under the terms of a senior participating interest in a commercial developer mortgage loan of approximately $608,000. The Company acquired these investments at an aggregate net discount of approximately $86,000, which will be amortized to debt related income over the related term of the investments.

Under the loan agreements for the mortgage loans described above, the Company has a conditional obligation to fund additional aggregate borrowings of approximately $14.9 million over the terms of the respective loans.

Note 7 describes the Company’s borrowings for which the Company had pledged debt related investments as collateral under the REPO Facility (as defined below).  The carrying values of these debt related investments as of March 31, 2007 and December 31, 2006 were approximately $7.0 million.

As of March 31, 2007, there were no impairments recorded for debt related investments.

6.                       MORTGAGE NOTES

The aggregate principal amount of mortgage notes as of March 31, 2007 and December 31, 2006, was approximately $132.6 million and $84.5 million, respectively.  Mortgage notes were secured by real property with an aggregate net book value of approximately $195.5 million and $128.8 million as of March 31, 2007 and December 31, 2006, respectively.  Interest on mortgage notes is payable monthly, with interest rates ranging from 5.46% to 6.65%. All mortgage notes were interest only, as of March 31, 2007.  The table below summarizes the Company’s mortgage notes as of March 31, 2007 and December 31, 2006 (dollars in thousands):

					Outstanding Balance as of
Property	Debt Issuance Date	Interest Rate		Maturity Date	March 31, 2007	December 31, 2006
Jay Street	June 2006	6.05%		July 2016	$23,500	$23,500
Bala Pointe	August 2006	5.89	%(1)	August 2036	24,000	24,000
Lundy Avenue	October 2006	5.60%		November 2016	14,250	14,250
Shiloh Road	December 2006	5.57%		December 2016	22,700	22,700
40 Boulevard	January 2007	6.72	%(2)	January 2010	6,357	—
Washington Commons	February 2007	5.94%		February 2012	20,300	—
Bandera Road	February 2007	5.46%		February 2017	21,500	—
Weighted Average/Totals		5.81	%(3)		$132,607	$84,450

(1)             Includes option to prepay full loan amount in August 2016.

(2)             Interest rate is floating, with a spread of 1.40% above the one-month LIBOR.

(3)             Weighted average interest rates are based upon outstanding balances and applicable interest rates as of March 31, 2007.

7.             MASTER REPURCHASE FACILITY

On October 26, 2006, the Company closed a master repurchase facility with JP Morgan Chase Bank, N.A. (the “REPO Facility”). The REPO Facility provides us with a borrowing capacity of $200 million and matures in October 2007. The REPO Facility bears interest at spreads of 0.05% to 2.15% over one-month LIBOR and, based on our expected investment activities, provides for advance rates that vary from 35% to 97% based upon the collateral provided under a borrowing base calculation. The lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines. We had incurred interest expense, including REPO Facility non-usage fees and the amortization of related loan costs, of approximately $248,000 for the three months ended March 31, 2007.  As of March 31, 2007 and December 31, 2006, we had aggregate borrowings of approximately $5.0 million and $10.9 million, respectively, at a weighted average spread of LIBOR plus 0.97% and 0.68%, respectively.  The one-month LIBOR as of March 31, 2007 and December 31, 2006 was 5.32%.  Pursuant to Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125,  the transfer of assets under our REPO Facility does not constitute a sale due to our ability to repurchase transferred assets prior to their maturities.  As a result, these transactions are presented as secured borrowing obligations under the caption of master repurchase facility in our condensed consolidated balance sheets.

The REPO Facility requires that we pay down borrowings as principal payments on the loans and investments pledged to the REPO Facility are received.

Borrowings under the REPO Facility at March 31, 2007 were secured by the following investments (amounts in thousands):

	Carrying Value as of (1)
Investment Type	March 31, 2007	December 31, 2006
Investment in real estate securities	$3,000	$3,000
Debt related investments	6,974	6,974
Investments in real property	—	10,200
Total	$9,974	$20,174

(1)             Approximates fair value.

All borrowings under our REPO Facility have maturity dates within one year of March 31, 2007.

In January 2007, we repaid a borrowing on the REPO facility of approximately $6.0 million.  This borrowing was secured by the Company’s investment in the Eagle Creek West property, which had a total gross investment amount of approximately $10.2 million.

8.             FINANCING OBLIGATIONS

The Operating Partnership is currently offering undivided tenancy-in-common interests in our properties to accredited investors in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), which is included in financing obligations in the accompanying condensed consolidated balance sheets. We anticipate that these tenancy-in-common interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code. Additionally, the tenancy-in-common interests sold to accredited investors will be 100% leased by the Operating Partnership, and such leases will contain purchase options whereby the Operating Partnership will have the right, but not the obligation, to acquire the tenancy-in-common interests from the investors at a later point in time in exchange for limited partnership units in the Operating Partnership under Section 721 of the Internal Revenue Code.

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

During the three months ended March 31, 2007, we raised approximately $26.9 million from the sale of undivided tenancy-in-common interests in three properties, which is included in financing obligations in the accompanying condensed consolidated balance sheets pursuant to SFAS No. 98, Accounting for Leases (“SFAS No. 98”). We have leased the undivided interests sold to unrelated third parties, and in accordance with SFAS No. 98, rental payments made to third parties under the lease agreements are recognized as imputed interest expense using the interest method. In addition, the lease agreements each provide for a purchase option whereby the Operating Partnership may purchase each undivided tenancy-in-common interest after a certain period of time in exchange for limited Operating Partnership units.

During the three months ended March 31, 2007, we recorded imputed interest expense related to the above financing obligations of approximately $730,000.  We incurred approximately $703,000 of rental expense under various lease agreements with these third-party investors. A portion of such amounts were accounted for as an increase of the principal outstanding balance of the financing obligations and a portion was accounted for as an increase to interest expense in the accompanying condensed consolidated financial statements. The various lease agreements in place as of March 31, 2007, contain expiration dates ranging from October 2021 to March 2022.

During the three months ended March 31, 2007, the Operating Partnership incurred upfront costs of approximately $2.7 million payable to our Advisor and other affiliates for effecting these transactions which are accounted for as deferred loan costs. Such deferred loan costs are included in other assets in the condensed consolidated balance sheets and amortized to interest expense over the life of the financing obligation. If the Operating Partnership elects to exercise any purchase option as described above and issue limited Operating Partnership units, the unamortized up-front fees and expense reimbursements paid to affiliates will be recorded against minority interest of the Operating Partnership as a selling cost of the limited partnership units. If the Operating Partnership does not elect to exercise any such purchase option, we will continue to account for these transactions as a financing obligation because we will continue to sublease 100% of the properties and will therefore not meet the definition of “active use” set forth in SFAS No. 98.

As of March 31, 2007, the Operating Partnership had not exercised any purchase options to buy any tenancy-in-common interests it had previously sold.

9.                       HEDGING ACTIVITIES

During the three months ended March 31, 2007, the Company entered into a zero-cost collar to add stability to interest expense and manage its exposure to changes in interest rates associated with the floating rate mortgage note entered into related to the acquisition of 40 Boulevard.  At inception, the collar was not designated as part of a qualifying hedging relationship under the requirements of Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities. As a result, an $82,000 unrealized loss, equaling the entire change in value of the collar, was recorded in interest expense.  Accordingly, at March 31, 2007, the collar, with a fair value of $82,000, was included in other liabilities.  On April 1, 2007, the collar was designated in a qualifying hedging relationship as a cash flow hedge. The Company did not have any hedging activities prior to this transaction.

10.          MINORITY INTERESTS

Minority interests consisted of the following as of March 31, 2007 and December 31, 2006 (amounts in thousands):

	March 31, 2007	December 31, 2006
Joint Venture Partnership Interests	$22,823	$10,120
Operating Partnership Units (“OP Units”)	127	128
Operating Partnership Special Units	1	1
Total	$22,951	$10,249

Joint Venture Partnership Interests

During the three months ended March 31, 2007, the Company had entered into various joint ventures that are consolidated by the Company in the accompanying condensed consolidated financial statements.  The Company presents contributions and the equity in earnings of the respective joint venture partners as minority interests.  For the three months ended March 31, 2007, joint venture partners had contributed approximately $12.8 million in equity to these joint ventures and had received distributions from these joint ventures of approximately $131,000.  For the three months ended March 31, 2007, joint venture partners had collectively participated in approximately $11,000 of the income of their respective joint ventures. We had not entered into any joint venture partnerships as of March 31, 2006.

OP Units

On May 4, 2005, the Operating Partnership issued 20,000 OP Units to the Advisor in exchange for $200,000 representing an approximate 99.0% limited partnership interest.

As of March 31, 2007 and December 31, 2006, the Operating Partnership was less than 0.1% owned by the Advisor and the parent of the Advisor and the remaining interests were owned by the Company. OP Units are redeemable at the option of the unit holder. The Operating Partnership has the option of redeeming the OP Units for cash or for shares of common stock, or a combination of both.

Operating Partnership Special Units

On May 4, 2005, the Operating Partnership issued 100 Special Units (see Note 14) to the parent of the Advisor for consideration of $1,000. The holder of the Special Units does not participate in the profits and losses of the Operating Partnership. Amounts distributable to the holder of the Special Units will depend on operations and the amount of net sales proceeds received from real property and real estate securities dispositions or upon other events. In general, after holders of OP Units, in aggregate, have received cumulative distributions equal to their capital contributions plus a 6.5% cumulative, non-compounded annual pre-tax return on their net contributions, the holder of the Special Units and the holders of OP Units will receive 15% and 85%, respectively, of the net sales proceeds received by the Operating Partnership upon the disposition of the Operating Partnership’s assets.

11.          STOCKHOLDERS’ EQUITY

Common Stock

On May 27, 2005, we filed a registration statement with the SEC on Form S-11 in connection with an initial public offering of our common stock. The registration statement was declared effective on January 27, 2006. Pursuant to the registration statement, we are offering for sale up to $2.0 billion in shares of common stock, 75% of which are being offered to stockholders at a price of $10.00 per share, and 25% of which are being offered to participants in our distribution reinvestment plan at a price of $9.50 per share.

For the three months ended March 31, 2007, approximately 39.5 million shares of common stock were issued in connection with the public offering for net proceeds of approximately $359.5 million.  The net proceeds from the sale of these securities were transferred to our Operating Partnership on a one-for-one basis for OP Units.

The holders of our common stock are entitled to one vote per share on all matters voted on by stockholders, including election of our directors. Our articles of incorporation do not provide for cumulative voting in the election of our directors. Therefore, the holders of the majority of the outstanding shares of common stock can elect the entire board of directors.

Distributions

We accrue and pay distributions on a quarterly basis. Our board of directors declares the following quarter’s annualized distribution before the first day of the quarter. We calculate our distributions based upon daily record and distribution declaration dates so stockholders will be eligible to earn distributions immediately upon purchasing shares of our common stock or upon purchasing limited partnership units of our partnership. During the three months ended March 31, 2007, we accrued distributions at annualize amount per share of $0.60, which was paid on April 16, 2007. We did not accrue or distribute any distributions during the three months ended March 31, 2006.

12.          EQUITY INCENTIVE PLAN

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

Options granted under our equity incentive plan are amortized to salary expense on a straight-line basis over the period during which the right to exercise such options fully vests. For the three months ended March 31, 2007, we incurred approximately $3,000 of such expense, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of March 31, 2007, approximately $33,000 of such expense remained unrecognized, which reflects the unamortized portion of the value of such options issued pursuant to the equity incentive plan. No options were granted during the three months ended March 31, 2006.

13.                RELATED PARTY TRANSACTIONS

Our Advisor

Our day-to-day activities are managed by our Advisor, an affiliate, under the terms and conditions of an Advisory Agreement. Our Advisor is considered to be a related party as certain indirect owners and employees of our Advisor serve as our executives. The responsibilities of our Advisor include the selection of our real property, real estate securities and debt related investments, the negotiations for these investments, the asset management of these investments and the selection of prospective joint venture partners.

We have entered into an Advisory Agreement with our Advisor pursuant to which we pay certain acquisition fees to the Advisor. For each real property acquired in the operational stage, the acquisition fee will be an amount equal to 2.0% of the purchase price of the property, until such time as we have invested an aggregate amount of $500 million in properties acquired in the operational stage, at which time the acquisition fee will be reduced to up to 1.0% for properties acquired thereafter. For each real property acquired prior to or during the development or construction stage, the acquisition fee will be an amount equal to up to 4.0% of the total project cost (which will be the amount actually paid or allocated to the purchase, development, construction or improvement of a property exclusive of acquisition fees and acquisition expenses). During the three months ended March 31, 2007, our Advisor earned approximately $3.5 million in acquisition fees, which are accounted for as part of the historical cost of the acquired properties. The Advisor did not earn any acquisition fees during the three months ended March 31, 2006.

We also pay our Advisor an asset management fee in connection with the asset and portfolio management of real property, real estate securities and debt related investments. The Advisor’s asset management fee is payable as follows:

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

For the three months ended March 31, 2007, our Advisor earned approximately $1.3 million in aggregate asset management fees.  The Company did not have any assets that would have resulted in asset management fees for the three months ended March 31, 2006.

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

Offering costs incurred in connection with the issuance of equity securities are deducted from stockholders’ equity, and organizational costs associated with the formation of the Company are expensed as incurred and are included as part of general and administrative expenses in the accompanying condensed consolidated statements of operations.

During the three months ended March 31, 2007 and 2006, our Advisor incurred reimbursable offering costs of approximately $4.9 million and $1.6 million, respectively. In aggregate, as of March 31, 2007, the Advisor had incurred reimbursable offering costs of $16.7 million. As of March 31, 2007, we had incurred in aggregate, approximately $10.6 million in such reimbursable offering costs, which have been included as a reduction to additional paid-in capital in the accompanying condensed consolidated statement of stockholders’ equity. As of March 31, 2007, of the $10.6 million in reimbursable offering costs we incurred, approximately $681,000 had not yet been reimbursed to the Advisor, which have been included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Approximately $6.1 million of reimbursable offering costs incurred by the Advisor are not reflected in the accompanying condensed consolidated balance sheets of the Company, due to the fact that the Company is not obligated to reimburse these costs to the Advisor until the corresponding aggregate gross offering proceeds are raised in our public offering of common stock.

In addition to the reimbursement of organizational and offering costs, we are also obligated, subject to certain limitations, to reimburse our Advisor for certain other expenses incurred on our behalf for providing services contemplated in the Advisory Agreement, provided that the Advisor does not receive a specific fee for the activities which generate the expenses to be reimbursed. For the three months ended March 31, 2007, we incurred approximately $123,000 for these expenses which we reimbursed to the Advisor.  Such reimbursements are included as general and administrative expenses in the accompanying condensed consolidated statements of operations. During the three months ended March 31, 2006, we reimbursed the Advisor approximately $28,000 for such expenses.

The Dealer Manager

We have entered into a dealer manager agreement with the Dealer Manager pursuant to which we pay a dealer manager fee of up to 2.5% of gross offering proceeds raised pursuant to our initial public offering of common stock to the Dealer Manager as compensation for managing the offering. The Dealer Manager may re-allow a portion of such fees to broker-dealers who participate in the offering. We also pay up to a 6.0% sales commission of gross offering proceeds raised pursuant to our initial public offering of common stock. As of March 31, 2007, all sales commissions had been re-allowed to participating broker-dealers. For the three months ended March 31, 2007, we incurred fees payable to the Dealer Manager of approximately $9.8 million for dealer manager fees and approximately $21.2 million for sales commissions. Such amounts are considered a cost of raising capital and as such are included as a reduction of additional paid-in capital on the accompanying condensed consolidated balance sheets.  Of these costs, we accrued approximately $1.2 million for dealer manager fees and $1.0 million for sales commissions as of March 31, 2007, respectively.  These amounts are included in the accompanying condensed consolidated balance sheets as accounts payable and accrued expenses. During the three months ended March 31, 2006, we did not incur fees payable to the Dealer Manager.

The Facilitator

The Facilitator is responsible for the facilitation of transactions associated with the Operating Partnership’s private placement. The Facilitator is considered a related party as certain indirect owners and employees of the Facilitator serve as our executives. We have entered into an agreement with the Facilitator whereby we pay a transaction facilitation fee associated with the Operating Partnership’s private placement. We pay the Facilitator up to 1.5% of the gross equity proceeds raised through the Operating Partnership’s private placement for transaction facilitation. For the three months ended March 31, 2007, we incurred approximately $681,000 for such fees payable to the Facilitator. In accordance with SFAS No. 98, these fees, as well as the other fees associated with the Operating Partnership’s private placement, are recorded as deferred loan costs and amortized over the life of the financing obligation.  We did not incur any fees payable to the Facilitator during the three months ended March 31, 2006.

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

As of March 31, 2007, our Advisor had entered into a product specialist agreement with Dividend Capital Investments LLC (“DCI”) in connection with investment management services related to our investments in real estate securities assets. Pursuant to this agreement, a portion of the asset management fee that our Advisor receives from us related to securities investments will be reallowed to DCI in exchange for services provided.

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

In addition, on September 1, 2006, the Company, through TRT Industrial Fund I LLC, the Company’s wholly-owned subsidiary, entered into a joint venture agreement (“DCT Joint Venture I”) with DCT Industrial Fund II LLC, an indirect wholly-owned subsidiary of DCT, for the acquisition, operation and management of up to $150 million in industrial real property assets (the “Industrial Portfolio”). On March 26, 2007, we entered into an amendment to the DCT Joint Venture I. Pursuant to the terms of the amendment, DCT Joint Venture I was amended to expand the total amount of industrial properties to be acquired under the agreement from its original amount of up to $150 million to a total amount of up to approximately $208.5 million.

The term of the DCT Joint Venture I is eight years and contains certain liquidation provisions, as well as certain termination rights should either of the parties fail to perform its obligations thereunder. In connection with the DCT Joint Venture I, the Company has granted to DCT, subject to certain exceptions, exclusivity rights that will generally restrict the Company from (a) pursuing similar agreements with other industrial operating partners within the United States during the term of the DCT Joint Venture I and (b) directly acquiring or developing industrial assets within the United States during the term of the DCT Joint Venture I.

On March 27, 2007, the Company, through TRT Industrial Fund II LLC, the Company’s wholly-owned subsidiary, entered into a new joint venture (“TRT-DCT Joint Venture II”) with DCT Industrial Fund III LLC, an indirect wholly-owned subsidiary of DCT.  The TRT-DCT Joint Venture II is intended to acquire up to approximately $175 million in industrial properties by December 31, 2007 and is subject to similar terms as the DCT Joint Venture I, as discussed above.

The agreement also contains provisions for entering into one additional joint venture agreement under similar terms for the calendar years 2007 and 2008.

As of March 31, 2007, we had acquired 13 properties pursuant to the terms of the DCT Joint Venture I, seven of which were acquired by the DCT Joint Venture I, and six of which were acquired 100% by us pursuant to the terms of the DCT Joint Venture I. As of December 31, 2006, we had acquired ten properties pursuant to the DCT Joint Venture I, four of which were acquired by the joint venture between us and DCT, and six of which were acquired 100% by us. As of March 31, 2007, the DCT Joint Venture II had acquired 3 properties. The DCT Joint Venture II had not acquired any properties as of December 31, 2006.

Acquisitions pursuant to the DCT Joint Venture I and the DCT Joint Venture II made during the three months ended March 31, 2007, were generally funded from (1) equity contributions from the Company to the respective joint venture using proceeds from the Company’s public and private offerings and (2) an equity contribution from DCT to the respective joint venture. The purchase price of each asset in the Industrial Portfolio was subject to majority approval by the Company’s independent directors.

14.          SPECIAL UNITS

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

15.          NET INCOME (LOSS) PER COMMON SHARE

Reconciliations of the numerator and denominator used to calculate basic net income (loss) per common share to the numerator and denominator used to calculate diluted net income (loss) per common share for the three months ended March 31, 2007 and 2006 are as follows (amounts in thousands, except per share and footnote amounts):

	For the Three Months Ended
	March 31,	March 31,
	2007	2006
Net income (loss)	$2,985	$(1)
Minority interests share in net income (loss)	1	(62)
Net income (loss)	2,986	(63)

Weighted average shares outstanding-basic	53,746	**
Incremental weighted average shares effect of conversion of OP units	20	**
Weighted average shares outstanding-diluted	53,766	**

Net income (loss) per common share-basic	$0.06	$(3.12)
Net income (loss) per common share-diluted	$0.06	$(3.12)

**           200 shares outstanding.

16.                             INCOME TAXES

During the three months ended March 31, 2007, we believe that we were organized and operated in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes beginning with the tax year ended December 31, 2006. We intend to make our REIT election under Internal Revenue Code Section 856 beginning with the taxable year ended December 31, 2006. Our REIT status is expected to be effective when we file our corporate tax return for the taxable year ended December 31, 2006 in August 2007.  In order for a former C corporation to elect to be a REIT, it must distribute 100% of its C corporation earnings and profits and agree to be subject to federal tax at the corporate level to the extent of any subsequently recognized built-in gains within a ten year period. We did not have any built-in gains at the time of our conversion to REIT status. As a REIT, we generally will not be subject to federal income taxation at the corporate level to the extent we distribute 100% of our REIT taxable income annually, as defined in the Internal Revenue Code, to our stockholders and satisfy other requirements. To continue to qualify as a REIT for federal tax purposes, we must distribute at least 90% of our REIT taxable income annually. No material provisions have been made for federal income taxes in the accompanying condensed consolidated financial statements.

The Company had no unrecognized tax benefits as of the January 1, 2007 adoption date or as of March 31, 2007. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of March 31, 2007. The Company has no interest or penalties relating to income taxes recognized in the statement of operations for the three months ended March 31, 2007 or in the balance sheet as of March 31, 2007.

17.                             COMMITMENTS AND CONTINGENCIES

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

18.          SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of a Business Enterprise and Related Information (“SFAS No. 131”) establishes standards for the way that public entities report information about operating segments in their annual financial statements.  We have the following business segments: (1) investments in real property, (2) investments in real estate securities, and (3) debt related investments.  The following table sets forth components of net operating income (“NOI”) of our segments for the three months ended March 31, 2007 (amounts in thousands). No information is presented for the three months ended March 31, 2006 due to our insignificant operations during that period.

	Real Property	Real Estate Securities	Debt Related Investments	Total

Revenue	$7,746	$1,873	$1,259	$10,878
Operating expenses (1)	(2,109)	—	—	(2,109)
Asset management fees, related party (2)	(777)	(339)	(149)	(1,265)
Net operating income	$4,860	$1,534	$1,110	$7,504

(1)             Represents real property operating expenses, and excludes depreciation, amortization, general and administrative expenses and interest expense.

(2)             See Note 13 for discussion of asset management fees paid to our Advisor.

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

For the Three
Months Ended
March 31, 2007
Net operating income	$7,504
Interest income	2,538
Depreciation and amortization	(3,418)
General and administrative expenses	(744)
Interest expense	(2,883)
Minority interests	(12)
Net income	$2,985

The following table reflects our total assets by market segment (amounts in thousands).

	As of March 31, 2007	As of December 31, 2006
Segment assets:
Investments in real property, net	$451,515	$256,631
Investments in real estate securities	168,579	48,179
Debt related investments	89,591	28,256
Total segment assets, net	$709,685	$333,066

Non-segment assets:
Cash and cash equivalents	$166,273	$67,317
Other non-segment assets (1)	28,993	52,588
Total assets	$904,951	$452,971

(1)             Other non-segment assets primarily consist of corporate assets including subscriptions receivable, certain loan costs, including loan costs associated with our financing obligations, deferred acquisition costs, and restricted cash.

19.                SUBSEQUENT EVENTS

Real Property Acquisitions

DDR Retail Portfolio Acquisition

On April 25, 2007, wholly-owned subsidiaries of both ours and Developers Diversified Realty Corporation (“DDR”) formed a joint venture, which we refer to as the DDR Joint Venture. Pursuant to this joint venture, on May 11, 2007, we acquired a fee interest in a portfolio in three retail properties, which we refer to as the DDR Retail Portfolio. The DDR Retail Portfolio consists of three retail properties located in the following markets: 1) Raleigh, North Carolina 2) Philadelphia, Pennsylvania and 3) Pittsburgh, Pennsylvania. The acquisition was made pursuant to a purchase agreement entered into by and between the DDR Joint Venture and DDR, as seller.

The DDR Joint Venture purchased the DDR Retail Portfolio for a total acquisition cost of approximately $163.0 million (which excludes an expected acquisition fee of $2.5 million to be paid to the Advisor).

The total approximate acquisition cost of the DDR Retail Portfolio was funded as follows: (i) an equity contribution from us using proceeds from our public offering and available cash and (ii) an equity contribution from DDR. We intend to obtain debt financing related to the DDR Retail Portfolio, the terms of which have not been finalized.

Probable DCT Property Acquisitions

Pursuant to the terms of the amendment to the DCT Joint Venture I, we expect to acquire Logistics Boulevard, an industrial property located in the Cincinnati, Ohio market, during June 2007 for approximately $31.3 million. This acquisition is subject to the satisfaction of certain conditions and there is no guarantee that we will be able to acquire this property per the terms described above or at all.

In addition, through the DCT Joint Venture II, we expect to acquire Midpoint Drive, an industrial property located in the Kansas City, Kansas market, during May 2007 for approximately $9.0 million, and Greenwood Center, an industrial property located in the Atlanta, Georgia market during October 2007 for approximately $22.6 million. These acquisitions are subject to the satisfaction of certain conditions and there is no guarantee that we will be able to acquire these properties per the terms described above or at all.

We expect to fund acquisitions pursuant to DCT Joint Venture I and DCT Joint Venture II generally from (1) equity contributions from the Company to the respective joint venture using proceeds from the Company’s public offering and (2)  equity contributions from DCT to the respective joint venture.

Probable Acquisition of California Circle Office Center

On April 19, 2007, a joint venture between a wholly-owned subsidiary of ours and Westcore Properties AC, LLC (“Westcore”), which we refer to as the California Circle Joint Venture, deposited a non-refundable amount of $150,000 into an escrow account in connection with the intended acquisition of an office property located in the San Jose, California market, which we refer to as the California Circle Office Center. The escrow account has been established pursuant to a purchase agreement entered into by and between the California Circle Joint Venture and the seller.

The California Circle Joint Venture anticipates the closing of the California Circle Office Center to occur in June 2007 for a total investment of approximately $14.2 million (which excludes an expected acquisition fee of $273,000 to be paid to the Advisor).

The total approximate acquisition cost for California Circle Office Center is intended to be funded as follows: (i) an equity contribution from us using proceeds from our public offering and available cash, (ii) an equity contribution from Westcore and (iii) debt financing, the terms of which have not yet been determined.

There is no assurance that the California Circle Joint Venture will be able to purchase California Circle Office Center for the terms set forth herein or at all.

Probable Acquisition of Fortune Concourse Office Center

On April 23, 2007, a joint venture between a wholly-owned subsidiary of ours and Westcore, which we refer to as the Fortune Concourse Joint Venture, deposited a non-refundable amount of $500,000 into an escrow account in connection with the intended acquisition of an office property located in San Jose, California, which we refer to as the Fortune Concourse Office Center. The escrow account has been established pursuant to a purchase agreement entered into by and between the Fortune Concourse Joint Venture and the seller.

The Fortune Concourse Joint Venture anticipates the closing of the Fortune Concourse Office Center to occur in May 2007 for a total investment of approximately $47.6 million (which excludes an expected acquisition fee of $851,500 to be paid to the Advisor).

The total approximate acquisition cost of the Fortune Concourse Office Center is intended to be funded as follows: (i) an equity contribution from us using proceeds from our public offering and available cash, (ii) an equity contribution from Westcore and (iii) debt financing, the terms of which have not yet been determined.

There is no assurance that the Fortune Concourse Joint Venture will be able to purchase Fortune Concourse Office Center for the terms set forth herein or at all.

Probable Acquisition of CB Square Retail Center

On May 2, 2007, we deposited a non-refundable amount of $184,000 into an escrow account in connection with the intended acquisition of a retail property located in the Jacksonville, Florida market, which we refer to as the CB Square Retail Center. The escrow account has been established pursuant to a purchase agreement entered into by and between us and the seller.

We anticipate the closing of the CB Square Retail Center to occur in June 2007 for a total investment of approximately $18.6 million (which excludes an expected acquisition fee of $369,000 to be paid to the Advisor).

The total approximate acquisition cost for CB Square Retail Center is intended to be funded as follows: (i) an equity contribution from us using proceeds from our public offering and available cash and (ii) debt financing, the terms of which have not yet been determined.

There is no assurance that we will be able to purchase the CB Square Retail Center for the terms set forth herein or at all.

Acquisition of Real Estate Securities

From April 1, 2007 through April 30, 2007, we invested in various real estate securities at an aggregate acquisition cost of approximately $50.4 million, including $28.4 million invested in CMBS and CDOs and $22.0 million invested in preferred equity securities.

In aggregate, as of April 30, 2007, we had invested approximately $217.3 million in real estate securities, net of dispositions.

Acquisition of Debt Related Investments

On April 11, 2007, we invested approximately $20.0 million in a mezzanine loan related to an office property located in Sunnyvale, California. This mezzanine loan is an interest-only note and had a remaining term of 56 months, as of the date of acquisition.

In aggregate, as of April 30, 2007, we had invested approximately $106.0 million in debt related investments, net of borrower repayments of approximately $4.4 million.

Secured Mortgage Financing

Shackleford Mortgage Financing

In conjunction with the acquisition of the Shackleford property (see Note 3), we entered into an interest-only, secured mortgage loan agreement with an independent, third-party commercial lender on April 2, 2007. The term of the secured mortgage loan is 10 years. Pursuant to this loan, we received loan proceeds of approximately $13.7 million in the form of a promissory note at a 5.80% fixed interest rate. The note is non-recourse to the Company.

DCT Joint Venture I Mortgage Financing

In conjunction with the acquisition of all assets acquired by the DCT Joint Venture I (see Note 3 and Note 13), we entered into an interest-only, secured mortgage loan agreement with an independent, third-party commercial lender on May 4, 2007. The term of the secured mortgage loan is 10 years. Pursuant to this loan, we received loan proceeds of approximately $85.0 million in the form of a promissory note at a 5.66% fixed interest rate. The note is non-recourse to either the Company of the DCT Joint Venture I.

Hedging Activity

In April 2007, we entered into two $50.0 million interest rate swap agreements for purposes of hedging the expected interest payments associated with a portion of the anticipated secured mortgage financing related to the acquisition of the DDR Retail Portfolio. We terminated these interest rate swap agreements in April 2007.

Proceeds from Public Offering

As of April 30, 2007, we had approximately 14,700 stockholders, issued approximately 79.3 million shares of our common stock to stockholders and received approximately $786.6 million in gross proceeds from our public offering.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto as of December 31, 2006 and for the year then ended, included in our annual report on Form 10-K filed with the SEC on March 23, 2007.

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

Overview

We were formed as a Maryland corporation on April 11, 2005 to invest in a diverse portfolio of real properties, real estate securities and debt related investments. Our operating segments include (1) direct investments in real property, consisting of office, industrial, retail, multifamily and other properties, primarily located in North America, (2) investments in real estate securities, including securities issued by other real estate companies, CMBS, CDOs and similar investments and (3) certain debt related investments, including mortgage notes secured by real estate, participations in mortgage loans, B-notes, mezzanine debt and other related investments.   For a more detailed discussion of our operating segments, see Note 18 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

On January 27, 2006, we commenced an initial public offering of up to $2.0 billion in shares of our common stock, 75% of which are being offered at a price of $10.00 per share, and 25% of which are being offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. On April 3, 2006, we satisfied the minimum offering requirements of our public offering. As of March 31, 2007, we had accepted subscriptions from approximately 13,300 stockholders, issued approximately 71.8 million shares of our common stock and received approximately $646.2 million in net proceeds.

As of March 31, 2007, we had invested in 24 real properties at a total gross investment amount of approximately $457.8 million, comprising approximately 5.6 million net rentable square feet.   These assets included (1) seven office and office/R&D properties with a total gross investment amount of approximately $188.8 million, comprising approximately 1.1 million net rentable square feet, (2) 16 industrial properties with a total gross investment amount of approximately $236.5 million, comprising approximately 4.2 million net rentable square feet and (3) one retail property with a total gross investment amount of approximately $32.4 million, comprising approximately 330,000 net rentable square feet.  These properties are located in ten distinct markets throughout the United States.   These properties were acquired using a combination of (1) net proceeds from our public and private offerings, (2) debt financings, (3) available cash and (4) minority interest equity contributions.

As of March 31, 2007, we had invested in various real estate securities, net of dispositions, at a total approximate cost of $169.0 million, including (1) preferred equity securities of various real estate operating companies and real estate investment trusts primarily in the retail, office, multifamily, lodging and diversified real estate sectors with an approximate cost of $54.2 million and (2) CMBS and CDOs with an approximate cost of $114.8 million.  The total cost of these purchases was paid for using a combination of (1) net proceeds from the Company’s public offering, (2) borrowings from our REPO Facility and (3) available cash.

As of March 31, 2007, we had acquired approximately $89.6 million in debt related investments.  These debt related investments included (1) investments in senior participating interests in two mortgage loans of approximately $33.4 million, (2) investments in two B-notes of approximately $36.3 million and (3) an investment in mezzanine debt of approximately $19.9 million.

Liquidity and Capital Resources

Significant Sources of Capital

The following discussion describes our significant sources of capital for the three months ended March 31, 2007.  We did not commence formal business operations until the acquisition of our first real property on June 28, 2006.

Public Offering

On May 27, 2005, we filed a registration statement with the SEC on Form S-11 in connection with an initial public offering of our common stock. The registration statement was declared effective on January 27, 2006. Pursuant to the registration statement, we are offering for sale up to $2.0 billion in shares of common stock, 75% of which are being offered to stockholders at a price of $10.00 per share, and 25% of which are being offered to participants in our distribution reinvestment plan at a price of $9.50 per share.

For the three months ended March 31, 2007, approximately 39.5 million shares of common stock were issued in connection with the public offering.  For the three months ended March 31, 2007, we raised net proceeds of approximately $359.5 million.  The net proceeds from the sale of these securities were transferred to our Operating Partnership on a one-for-one basis for OP Units. We had not met the minimum offering requirements of our initial public offering as of March 31, 2006.

The Operating Partnership’s Private Placement

The Operating Partnership is currently offering undivided tenancy-in-common interests in our properties to accredited stockholders in a private placement exempt from registration under the Securities Act. We anticipate that these tenancy-in-common interests may serve as replacement properties for stockholders seeking to complete like-kind exchange transactions under Section 1031 of the Code. Additionally, the tenancy-in-common interests sold to stockholders are 100% leased by the Operating Partnership, and such leases contain purchase options whereby our Operating Partnership has the right to acquire the tenancy-in-common interests from the stockholders commencing at the beginning of the 15th month and terminating at the end of the 18th month of the lease in exchange for OP units under Section 721 of the Internal Revenue Code. During the three months ended March 31, 2007, we had raised approximately $26.9 million pursuant to our Operating Partnership’s private placement. We had not raised any capital from the sale of undivided tenancy-in-common interests in our properties pursuant to the Operating Partnership’s private placement during the three months ended March 31, 2006.

Debt Financings

Mortgage Debt—During the three months ended March 31, 2007, we obtained aggregate mortgage debt financing in the amount of approximately $48.2 million; all of this mortgage debt was interest only. We had not obtained any mortgage debt financing as of March 31, 2006. We incurred interest expense, including the amortization of related loan costs, of approximately $1.7 million for the three months ended March 31, 2007. For a summary of these mortgage debt financings and their related terms, see Note 6 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Master Repurchase Facility (the “REPO Facility”)—On October 26, 2006, we closed a master repurchase facility with JP Morgan Chase Bank, N.A. The REPO Facility has a capacity of $200 million and matures in October 2007, subject to extension, with a final maturity date in October 2009. The REPO Facility bears interest at spreads of 0.05% to 2.15% over one-month LIBOR and, based on our expected investment activities, provides for advance rates that vary from 35% to 97% based upon the asset being financed. The lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines. During the three months ended March 31, 2007, we had repaid approximately $6.0 million in borrowings under the REPO Facility, resulting in aggregate borrowings of approximately $5.0 million at a weighted average spread of LIBOR plus 0.97%.  We incurred interest expense, including REPO Facility non-usage fees and the amortization of related loan costs, of approximately $248,000 for the three months ended March 31, 2007. We had not entered into any REPO Facility transactions as of March 31, 2006.

The REPO Facility requires that we pay down borrowings as principal payments on the loans and investments pledged are received.

Minority Interest Contributions

For the three months ended March 31, 2007, our joint venture partners had contributed approximately $12.8 million in equity capital to our consolidated joint ventures in connection with the acquisition of certain of our real properties.  We had not entered into any joint venture arrangements as of March 31, 2006.

Cash Flow from Operations

For the three months ended March 31, 2007, our cash provided by operating activities was approximately $5.2 million.  Cash used in operating activities for the three months ended March 31, 2006 was insignificant.

Significant Uses of Capital

The following discussion describes our significant uses of capital for the three months ended March 31, 2007.  We did not commence formal business operations until the acquisition of our first real property on June 28, 2006.

Real Property Acquisitions

During the three months ended March 31, 2007, we acquired ten real properties with a gross investment amount of approximately $198.4 million, comprising approximately 2.6 million net rentable square feet.  These assets included (1) three office properties with a total gross investment amount of approximately $58.1 million, comprising approximately 405,000 net rentable square feet, (2) six industrial properties with a total gross investment amount of approximately $107.9 million, comprising approximately 1.9 million net rentable square feet and (3) one retail property with a total gross investment amount of approximately $32.4 million, comprising approximately 330,000 net rentable square feet. These properties were acquired using a combination of (1) net proceeds from our public offering, (2) debt financings, (3) available cash and (4) minority interest equity contributions.  For all properties acquired and consolidated, the results of operations for the acquired properties are included in our condensed consolidated statements of operations from the dates of acquisition.

Real Estate Securities Acquisitions

During the three months ended March 31, 2007, the Company acquired real estate securities classified as available-for-sale through purchases in the open market with an aggregate cost of approximately $121.8 million. These purchases consisted of (1) preferred equity securities of various real estate operating companies and real estate investment trusts with an approximate cost of $34.1 million and (2) CMBS and CDOs with an approximate cost of $87.7 million. The cost of these purchases was paid for using net proceeds from the Company’s public offering. In addition, the Company acquired approximately $16.1 million of real estate securities that had not settled as of March 31, 2007, which have been included in our accompanying condensed consolidated balance sheets as unsettled securities purchases. There was no real estate securities acquisition activity during the three months ended March 31, 2006.

We have not invested in any real estate securities, including CMBS and CDOs, that contain assets that could be classified as sub prime residential mortgages.  As such, we currently do not have direct exposure to the sub prime residential lending market.  To date, the recent losses in the sub prime market have not materially affected the market value of our securities portfolio.  However, to the extent that turmoil in the sub prime residential lending market continues and/or intensifies, it may have the potential to affect the value of our securities portfolio and/or the availability or the terms of financing that we may anticipate utilizing in order to leverage our securities portfolio.

Debt Related Investments

During the three months ended March 31, 2007, the Company acquired approximately $61.3 million in debt related investments.  These debt related investments included (1) an investment in a first mortgage loan to a commercial developer secured by a real property currently in the final stages of construction in the New York metropolitan market of approximately $25.8 million, (2) an investment in a B-note of approximately $15.0 million, (3) an investment in mezzanine debt of approximately $19.9 million and (4) additional borrowings under the terms of a senior participating interest in a commercial developer mortgage loan of approximately $608,000. There was no debt related investment activity during the three months ended March 31, 2006.  The Company acquired these investments at a net discount of approximately $86,000, which will be amortized to debt related income over the related term of the investments.

Debt Service Requirements

As of March 31, 2007, we had total outstanding debt and short-term borrowings of approximately $137.6 million.  These borrowings consisted of (1) approximately $132.6 million in secured, fixed-rate, interest-only, non-recourse mortgage notes and (2) approximately $5.0 million in borrowings under our REPO Facility. In addition, we had financing obligations of approximately $65.9 million related to the Operating Partnership’s private placement.  All of our borrowings require monthly payments of interest only.  Currently, our cash flows from operations are sufficient to satisfy these monthly debt service requirements and financing obligations and we anticipate that cash flows from operations will continue to be sufficient to satisfy our regular monthly debt service and quarterly financing obligation lease payments.  For the three months ended March 31, 2007, our debt service expense was approximately $2.9 million, including accrued interest of approximately $986,000, non-usage fees under our REPO Facility and the amortization of deferred loan costs. There were no debt service requirements during the three months ended March 31, 2006.

Distributions

The payment of distributions is determined by our board of directors and may be adjusted at its discretion at any time.  Distribution levels are set by our board of directors at a level it believes to be appropriate and sustainable based upon a review of a variety of factors including, but not limited to, the evaluation of existing assets within our portfolio, anticipated acquisitions, projected levels of additional capital to be raised, debt to be incurred in the future and the anticipated results of operations.  In December 2006, our board of directors set the distribution level at an annualized $0.60 per share or OP Unit for the quarter ended March 31, 2007.

The total amount of distributions for the three months ended March 31, 2007 was approximately $8.1 million and was satisfied by two sources:  (1) a cash distribution to stockholders of approximately $3.4 million and (2) a common stock issuance of approximately $4.7 million (approximately 496,000 shares) pursuant to our distribution reinvestment plan.

We funded our distributions for the three months ended March 31, 2007 of $8.1 million from a combination of (1) funds from operations of approximately $6.1 million and (2) short-term borrowings and borrowings under our REPO Facility of approximately $2.0 million.  Our long-term strategy is to fund the payment of distributions entirely from funds from operations.

Results of Operations

Summary

As a result of the acquisition of real properties, real estate securities and debt related investments discussed previously and based on the fact that we did not formally commence business operations until June 2006, the results of our operations for the three months ended March 31, 2007 reflect significant increases compared with our results of operations for the three months ended March 31, 2006.

Rental Revenue

For the three months ended March 31, 2007, we earned rental revenue of approximately $7.7 million from our 24 real properties acquired throughout the year.  We did not have any rental revenue during the three months ended March 31, 2006.

Securities Income

For the three months ended March 31, 2007, we earned income from investments in real estate securities of approximately $1.9 million, which is derived from dividend income earned on preferred equity securities and interest earned on CMBS and CDOs of approximately $761,000 and $1.1 million, respectively.  We did not have any income from investments in real estate securities during the three months ended March 31, 2006.

Debt Related Income

For the three months ended March 31, 2007, we earned income from debt related investments of approximately $1.3 million.  We earned approximately $675,000 from our investments in three B-Notes, $305,000 from our investment in senior participation mortgage interests, and $280,000 from our investment in a mezzanine loan. We did not have any income from debt related investments during the three months ended March 31, 2006.

Rental Expense

During the three months ended March 31, 2007, we incurred rental expense of approximately $2.1 million. We did not own any real property during the three months ended March 31, 2006.

Depreciation and Amortization

During the three months ended March 31, 2007, we recorded depreciation and amortization expense of approximately $3.4 million, related to our 24 real properties that we owned during the period. We held no depreciable assets during the three months ended March 31, 2006.

General and Administrative Expenses

During the three months ended March 31, 2007 and 2006, we recorded general and administrative expenses of approximately $744,000 and $63,000, respectively.  The increase in general and administrative expenses of approximately $681,000 is primarily attributable to commencement of our formal operations.

Asset Management Fees, Related Party

During the three months ended March 31, 2007, our Advisor earned approximately $1.3 million in asset management fees, which was comprised of (1) real property asset management fees of approximately $782,000, (2) real estate securities asset management fees of approximately $335,000 and (3) debt related asset management fees of approximately $148,000.  We did not own any assets that would have resulted in asset management fees during the three months ended March 31, 2006.

For a detailed discussion of the asset management fees we pay to our Advisor, see Note 13 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Interest Income

During the three months ended March 31, 2007, we earned interest income of approximately $2.5 million.  Interest income is attributed to interest earned on cash balances held in interest bearing bank accounts and money market mutual funds.  The Company had negligible cash balances during the three months ended March 31, 2006.

Interest Expense

During the three months ended March 31, 2007, we incurred interest expense of approximately $2.98 million.  Interest expense resulted primarily from (1) the issuance of mortgage notes associated with our real property acquisitions, (2)

imputed interest expense on financing obligations associated with our Operating Partnership’s private placement and (3) borrowings on our REPO Facility. We had no outstanding debt as of March 31, 2006.

Off-Balance Sheet Arrangements

As of March 31, 2007 and December 31, 2006, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Supplemental Earnings Measures

Funds from Operations

We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider funds from operations, or FFO, as defined by NAREIT, to be a useful supplemental measure of our operating performance. FFO is defined as net income, calculated in accordance with GAAP, plus real estate related depreciation and amortization, less gains (or losses) from dispositions of real estate held for investment purposes and adjustments to derive our pro rata share of FFO of consolidated and unconsolidated joint ventures. We consider FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding all operating real estate depreciation and amortization and gains or losses related to sales of previously depreciated operating real estate, FFO can help the investing public compare the operating performance of a company’s real estate between periods or to other companies. The following table presents the calculation of our FFO reconciled from net income for the three months ended March 31, 2007  and 2006 (amounts in thousands, except per share information):

Calculation of Funds from Operations

	For the Three Months Ended
	March 31,	March 31,
	2007	2006

Reconciliation to Funds From Operations:

Net Income (loss)	$2,985	$(1)
Add:
Depreciation and amortization	3,418	—
Minority interest share of net income (loss)	12	(62)
Less:
FFO attributable to minority interest	(297)	62
FFO attributable to common stock	$6,118	$(1)

FFO per share - basic	$0.11	$(3.12)
FFO per share - diluted	$0.11	$(3.12)

Subsequent Events

See subsequent events discussion in Note 19 in our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies as set forth in Item 7. to Part II of our Annual Report on Form 10-K filed with the SEC on March 23, 2007.

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

The Advisor maintains risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy is designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on our investments may be reduced. Our board of directors has established policies and procedures regarding our use of derivative financial instruments for hedging or other purposes. As of March 31, 2007, we had entered into one hedging arrangement related to our floating rate mortgage note for the acquisition of 40 Boulevard. See Note 9 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. In addition, in April 2007, we entered into two $50.0 million interest rate swap agreements for purposes of hedging the expected interest payments associated with a portion of the anticipated secured mortgage financing related to the acquisition of the DDR Retail Portfolio. We terminated these interest rate swap agreements in April 2007.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Under the direction of our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the “Exchange Act”)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving failure of persons within Dividend Capital Total Realty Trust Inc. or its affiliates to disclose material information otherwise required to be set forth in our periodic reports. Based on this evaluation, our President and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

ITEM 1.                              LEGAL PROCEEDINGS

None.

ITEM 1A.                     RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K filed with the SEC on March 23, 2007.

ITEM 2.                              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Redemption Program

We have established a share redemption program that provides our stockholders with limited interim liquidity. The share redemption program will be immediately terminated if our shares of common stock are listed on a national or other securities exchange or the Nasdaq National Market, or if a secondary market is otherwise established.

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

As of March 31, 2007, we had not redeemed any shares of common stock pursuant to our share redemption program.

ITEM 3.                              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                              OTHER INFORMATION

None.

ITEM 6.                              EXHIBITS

a.                       Exhibits

10.1	Sale and Purchase Agreement between Boulevard 40 Office LLC, as seller, and Alliance Commercial Partners LLC, as buyer (40 Boulevard).†

10.2

Assignment and Assumption of Sale and Purchase Agreement between Alliance Commercial Partners, LLC, as assignor, and a joint venture between an affiliate of Alliance Commercial Partners and Dividend Capital Total Realty Trust Inc. (40 Boulevard).†

10.3

Promissory note secured by a deed of trust between a joint venture between an affiliate of Alliance Commercial Partners LLC and Dividend Capital Total Realty Trust Inc. and Bank of America, N.A. (40 Boulevard).†

10.4

Management Agreement between a joint venture between an affiliate of Alliance Commercial Partners LLC and Dividend Capital Total Realty Trust Inc, and Jones Lang LaSalle Americas (Illinois) LP, as property manager (40 Boulevard).†

10.5	Sale and Purchase Agreement between New Tower Trust Company Multi-Employer, as seller, and Alliance Commercial Partners LLC, as buyer (Washington Commons, Phase I).†

10.6	Sale and Purchase Agreement between Washington Commons Phase II Limited Partnership, as seller, and Alliance Commercial Partners LLC, as buyer (Washington Commons, Phase II).†

10.7	Sale and Purchase Agreement between Washington Commons Phase III Limited Partnership, as seller, and Alliance Commercial Partners LLC, as buyer (Washington Commons, Phase III).†

10.8

Assignment of Sale and Purchase Agreement between Alliance Commercial Partners, LLC. as assignor, and a joint venture between an affiliate of Alliance Commercial Partners and Dividend Capital Total Realty Trust Inc. (Washington Commons, Phase I).†

10.9

Assignment of Sale and Purchase Agreement between Alliance Commercial Partners, LLC. as assignor, and a joint venture between an affiliate of Alliance Commercial Partners and Dividend Capital Total Realty Trust Inc. (Washington Commons, Phase II).†

10.10

Assignment of Sale and Purchase Agreement between Alliance Commercial Partners, LLC. as assignor, and a joint venture between an affiliate of Alliance Commercial Partners and Dividend Capital Total Realty Trust Inc. (Washington Commons, Phase III).†

10.11

Promissory note secured by a deed of trust between a joint venture between an affiliate of Alliance Commercial Partners LLC and Dividend Capital Total Realty Trust Inc. and Bank of America, N.A. (Washington Commons).†

10.12

Management Agreement between a joint venture between an affiliate of Alliance Commercial Partners LLC and Dividend Capital Total Realty Trust Inc. and HP Office Management EU, LLC, as property manager (Washington Commons).†

10.13	Real Estate Purchase and Sale Agreement between Principal Life Insurance Company, as seller, and an affiliate of Dividend Capital Total Realty Trust, Inc., as buyer (Bandera Road).†

10.14	Promissory note secured by a deed of trust between an affiliate of Dividend Capital Total Realty Trust Inc. and Countrywide Commercial Real Estate Finance Inc. (Bandera Road).†

10.15	Management Agreement between a an affiliate of Dividend Capital Total Realty Trust Inc. and Cencor Realty Services, as property manager (Bandera Road).†

10.16	First Amendment to Partnership Agreement between TRT Industrial Fund I LLC and DCT Industrial Fund II LLC. †

10.17	Partnership Agreement between TRT Industrial Fund II LLC and DCT Industrial Fund III LLC. †

10.18

Promissory note secured by a deed of trust between affiliates of a joint venture between affiliates of DCT Industrial Trust Inc. and Dividend Capital Total Realty Trust Inc. and Column Financial, Inc. (DCT Joint Venture I Financing).*

31.1	Rule 13a-14(a) Certification of Principal Executive Officer *

31.2	Rule 13a-14(a) Certification of Principal Financial Officer *

32.1	Section 1350 Certification of Principal Executive Officer *

32.2	Section 1350 Certification of Principal Financial Officer *

†                                          Previously filed.

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.
Date: May 11, 2007	/s/ MARC J. WARREN
Marc J. Warren
President
Date: May 11, 2007	/s/ JAMES R. GIULIANO, III
James R. Giuliano, III
Chief Financial Officer

EXHIBIT INDEX

10.1	Sale and Purchase Agreement between Boulevard 40 Office LLC, as seller, and Alliance Commercial Partners LLC, as buyer (40 Boulevard).†
10.2

Assignment and Assumption of Sale and Purchase Agreement between Alliance Commercial Partners, LLC, as assignor, and a joint venture between an affiliate of Alliance Commercial Partners and Dividend Capital Total Realty Trust Inc. (40 Boulevard).†

10.3

Promissory note secured by a deed of trust between a joint venture between an affiliate of Alliance Commercial Partners LLC and Dividend Capital Total Realty Trust Inc. and Bank of America, N.A. (40 Boulevard).†

10.4

Management Agreement between a joint venture between an affiliate of Alliance Commercial Partners LLC and Dividend Capital Total Realty Trust Inc, and Jones Lang LaSalle Americas (Illinois) LP, as property manager (40 Boulevard).†

10.5	Sale and Purchase Agreement between New Tower Trust Company Multi-Employer, as seller, and Alliance Commercial Partners LLC, as buyer (Washington Commons, Phase I).†
10.6	Sale and Purchase Agreement between Washington Commons Phase II Limited Partnership, as seller, and Alliance Commercial Partners LLC, as buyer (Washington Commons, Phase II).†
10.7	Sale and Purchase Agreement between Washington Commons Phase III Limited Partnership, as seller, and Alliance Commercial Partners LLC, as buyer (Washington Commons, Phase III).†
10.8

Assignment of Sale and Purchase Agreement between Alliance Commercial Partners, LLC. as assignor, and a joint venture between an affiliate of Alliance Commercial Partners and Dividend Capital Total Realty Trust Inc. (Washington Commons, Phase I).†

10.9

Assignment of Sale and Purchase Agreement between Alliance Commercial Partners, LLC. as assignor, and a joint venture between an affiliate of Alliance Commercial Partners and Dividend Capital Total Realty Trust Inc. (Washington Commons, Phase II).†

10.10

Assignment of Sale and Purchase Agreement between Alliance Commercial Partners, LLC. as assignor, and a joint venture between an affiliate of Alliance Commercial Partners and Dividend Capital Total Realty Trust Inc. (Washington Commons, Phase III).†

10.11

Promissory note secured by a deed of trust between a joint venture between an affiliate of Alliance Commercial Partners LLC and Dividend Capital Total Realty Trust Inc. and Bank of America, N.A. (Washington Commons).†

10.12

Management Agreement between a joint venture between an affiliate of Alliance Commercial Partners LLC and Dividend Capital Total Realty Trust Inc. and HP Office Management EU, LLC, as property manager (Washington Commons).†

10.13	Real Estate Purchase and Sale Agreement between Principal Life Insurance Company, as seller, and an affiliate of Dividend Capital Total Realty Trust, Inc., as buyer (Bandera Road).†
10.14	Promissory note secured by a deed of trust between an affiliate of Dividend Capital Total Realty Trust Inc. and Countrywide Commercial Real Estate Finance Inc. (Bandera Road).†
10.15	Management Agreement between a an affiliate of Dividend Capital Total Realty Trust Inc. and Cencor Realty Services, as property manager (Bandera Road).†

10.16	First Amendment to Partnership Agreement between TRT Industrial Fund I LLC and DCT Industrial Fund II LLC.†
10.17	Partnership Agreement between TRT Industrial Fund II LLC and DCT Industrial Fund III LLC. †
10.18

Promissory note secured by a deed of trust between affiliates of a joint venture between affiliates of DCT Industrial Trust Inc. and Dividend Capital Total Realty Trust Inc. and Column Financial, Inc. (DCT Joint Venture I Financing).*

31.1	Rule 13a-14(a) Certification of Principal Executive Officer *
31.2	Rule 13a-14(a) Certification of Principal Financial Officer *
32.1	Section 1350 Certification of Principal Executive Officer *
32.2	Section 1350 Certification of Principal Financial Officer *

†                     Previously filed.

*                    Filed herewith.