Form 10-Q
period 2007-06-30
Dividend Capital Total Realty Trust Inc.
filed 2007-08-14
CIK 1327978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

As of July 31, 2007, 96,309,407 shares of common stock of Dividend Capital Total Realty Trust Inc., par value $0.01 per share, were outstanding.

Dividend Capital Total Realty Trust Inc.

Form 10-Q
June 30, 2007
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share information)

	As of June 30, 2007	As of December 31, 2006
	(Unaudited)
ASSETS
Investments in real property:
Land	$168,183	$56,102
Building and improvements	487,885	168,936
Intangible lease assets	87,253	34,184
Accumulated depreciation and amortization	(12,824)	(2,591)
Total net investments in real property	730,497	256,631

Investments in real estate securities	223,398	48,179
Debt related investments	109,702	28,256
Total net investments	1,063,597	333,066

Cash and cash equivalents	217,954	67,317
Restricted cash	11,799	1,782
Subscriptions receivable	21,292	43,067
Other assets, net	29,013	7,739
Total Assets	$1,343,655	$452,971

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses (including $3,189 and $4,305 due to affiliates as of June 30, 2007 and December 31, 2006, respectively)	$10,277	$6,469
Distributions payable	12,234	2,729
Mortgage notes	404,507	84,450
Master repurchase facility	4,956	10,919
Financing obligations	73,800	39,017
Intangible lease liabilities, net	11,580	4,180
Unsettled securities purchases	—	8,246
Other liabilities (including $0 and $1,128 due to affiliates as of June 30, 2007 and December 31, 2006, respectively)	4,549	3,167
Total Liabilities	521,903	159,177

Minority Interests	24,449	10,249

Stockholders’ Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 91,312,210 and 32,304,902 shares issued and outstanding, as of June 30, 2007 and December 31, 2006, respectively	913	323
Additional paid-in capital	820,347	286,391
Distributions in excess of earnings	(16,779)	(4,142)
Accumulated other comprehensive income (loss)	(7,178)	973
Total Stockholders’ Equity	797,303	283,545
Total Liabilities and Stockholders’ Equity	$1,343,655	$452,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

REVENUE:
Rental revenue	$13,661	$24	$21,407	$24
Securities income	3,990	—	5,863	—
Debt related income	2,625	—	3,885	—
Total Revenue	20,276	24	31,155	24

EXPENSES:
Rental expense	3,756	2	5,865	2
Depreciation and amortization	6,214	13	9,632	13
General and administrative expenses	1,022	261	1,766	323
Asset management fees, related party	1,926	20	3,191	20
Total Operating Expenses	12,918	296	20,454	358

Operating Income (Loss)	7,358	(272)	10,701	(334)

Other Income (Expenses):
Interest income	2,649	225	5,188	225
Interest expense	(5,489)	—	(8,372)	—
Income (Loss) Before Minority Interests	4,518	(47)	7,517	(109)

Minority Interests	137	—	125	62

NET INCOME (LOSS)	$4,655	$(47)	$7,642	$(47)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	81,461	2,368	67,672	954
Diluted	81,481	2,388	67,692	974
NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.06	$(0.02)	$0.11	$(0.05)
Diluted	$0.06	$(0.02)	$0.11	$(0.05)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2007
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in	Distributions in Excess of	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, December 31, 2006	32,305	$323	$286,391	$(4,142)	$973	$283,545
Comprehensive income (loss):
Net income	—	—	—	7,642	—	7,642
Net unrealized loss from available-for-sale securities	—	—	—	—	(7,916)	(7,916)
Cash flow hedging derivatives	—	—	—	—	(235)	(235)
Comprehensive income (loss)						(509)

Issuance of common stock, net of offering costs	59,063	591	534,455	—	—	535,046
Redemptions of common stock	(56)	(1)	(504)	—	—	(505)
Amortization of stock based compensation	—	—	5	—	—	5
Distributions on common stock	—	—	—	(20,279)	—	(20,279)

Balances, June 30, 2007	91,312	$913	$820,347	$(16,779)	$(7,178)	$797,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the six months ended June 30,
	2007	2006

OPERATING ACTIVITIES:
Net income (loss)	$7,642	$(47)
Minority interests	(125)	(62)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate depreciation and amortization	9,640	13
Other depreciation and amortization	390	1
Changes in operating assets and liabilities:
Increase in restricted cash	(10,225)	(123)
Increase in other assets	(7,038)	(541)
Increase in accounts payable and accrued expenses	5,512	634
Increase in other liabilities	1,540	298
Net cash provided by operating activities	7,336	173

INVESTING ACTIVITIES:
Investment in real property	(476,088)	(36,123)
Increase in deferred acquisition costs	(8,973)	342
Investment in real estate securities	(191,381)	(1,023)
Investments in debt related investments	(85,792)	—
Principal collections on debt related investments	4,353	—
Net cash used in investing activities	(757,881)	(36,804)

FINANCING ACTIVITIES:
Decrease in in accounts receivable, related party-organizational and offering costs	—	201
Mortgage note proceeds	320,057	23,500
Repayment of master repurchase facility	(5,963)	—
Financing obligation proceeds	34,783	—
(Increase) decrease in restricted cash	209	—
Increase in deferred financing costs	(5,660)	—
Proceeds from minority interest contributions	14,836	301
Proceeds from sale of common stock	605,100	48,897
Offering costs for issuance of common stock, related party	(56,437)	(4,182)
Redemption of common shares	(504)	—
Settlement of cash flow hedging derivatives	(236)	—
Distributions to minority interest holders	(506)	—
Distributions to common stockholders	(4,502)	—
Amortization of stock-based compensation	5	—
Net cash provided by financing activities	901,182	68,717

NET INCREASE IN CASH AND CASH EQUIVALENTS	150,637	32,086

CASH AND CASH EQUIVALENTS, beginning of period	67,317	2
CASH AND CASH EQUIVALENTS, end of period	$217,954	$32,088

Supplemental Disclosure of Cash Flow Information:
Assumed Mortgages	$5,591	$—
Amount issued pursuant to the distribution reinvestment plan	$6,278	$—
Cash paid for interest	$6,539	$—
Unsettled securities purchases	$—	$4,459

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

We operate in a manner intended to allow us to qualify as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the calendar year 2006. Our REIT status is expected to be effective in August 2007 when we file our corporate tax return for the taxable year ended December 31, 2006. The Company utilizes an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of its assets through its operating partnership, Dividend Capital Total Realty Operating Partnership L.P. (the “Operating Partnership”).

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

On May 4, 2005, our Operating Partnership issued 20,000 operating partnership units (“OP Units”) to the Advisor in exchange for $200,000, representing an approximate 99% limited partnership interest. On May 4, 2005, the Operating Partnership issued 100 Special Operating Partnership Units (“Special Units”) (see Note 14) to Dividend Capital Total Advisors Group LLC, the parent of the Advisor, in exchange for $1,000. As of June 30, 2007, the Operating Partnership was less than 0.1% owned by the Advisor and the parent of the Advisor and more than 99.9% owned by the Company. The holders of OP Units have the right to convert their OP Units into cash or, at the option of the Company, into an equal number of shares of common stock of the Company, or a combination of both, as allowed by the Operating Partnership’s agreement. The remaining rights of the holders of OP Units are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the Operating Partnership’s assets.

As of June 30, 2007, we had made net investments of approximately $1.1 billion, comprised of approximately (1) $730.5 million in real property, net of accumulated depreciation, (2) $223.4 million in real estate securities, net of dispositions, and (3) $109.7 million in debt related investments, net of repayments. As of December 31, 2006, we had acquired net investments of approximately $333.1 million, comprised of approximately (1) $256.6 million in real property, net of accumulated depreciation, (2) $48.2 million in real estate securities, net of dispositions, and (3) $28.3 million in debt related investments.

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

Principles of Consolidation

Due to the Company’s control of the Operating Partnership through its sole general partnership interest and the limited rights of the limited partners, the Operating Partnership is consolidated with the Company and limited partner interests are reflected as minority interest in the accompanying condensed consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

Our condensed consolidated financial statements also include the accounts of our consolidated subsidiaries and joint ventures through which we are the primary beneficiary under Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51 (“FIN No.  46(R)”), or through which we have a controlling interest. In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, our management considers factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which it will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both.

Judgments made by management with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a variable interest entity as defined by FIN No. 46(R) involve consideration of various factors including the form of our ownership interest, the size of our investment (including loans) and our ability to participate in major policy making decisions. Management’s ability to correctly assess its influence or control over an entity affects the presentation of these investments in our condensed consolidated financial statements and, consequently, our financial position and specific items in our results of operations that are used by our stockholders, lenders and others in their evaluation of us.

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

Investments in Real Property

We capitalize direct costs associated with the acquisition, development or improvement of real property, including acquisition fees paid to the Advisor. Costs associated with the pursuit of acquisitions or developments are capitalized as incurred and, if the pursuit is abandoned, these costs are expensed in the period in which the pursuit is abandoned. Costs associated with the improvement of our real property assets are also capitalized as incurred. However, costs incurred for repairs and maintaining our real property which do not extend the life of our assets are expensed as incurred. The results of operations for acquired real property are included in our condensed consolidated statements of operations from their respective acquisition dates.

Upon acquisition, the total cost of a property is allocated to land, building, building improvements, tenant improvements and intangible lease assets and liabilities pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”). The allocation of the total cost to land, building, building improvements and tenant improvements is based on our estimate of their as-if vacant fair value.  The as-if vacant fair value is calculated by using all available information such as the replacement cost of such assets, appraisals, property condition reports, market data and other related information. Pursuant to SFAS No. 141, the difference between the fair value and the face value of debt assumed in an acquisition is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. The valuation of assumed liabilities is based on the current market rate for similar liabilities. The allocation of the total cost of a property to an intangible lease asset includes the value associated with the in-place leases which may include lost rent, leasing commissions, legal and other costs. In addition, the allocation of the total cost of a property requires assigning costs to an intangible asset or liability based on the difference between the present value of the contractual amounts for in-place leases and the present value of fair market lease rates measured over a period equal to the remaining non-cancelable term of the lease as of the date of the acquisition.

For the six months ended June 30, 2007, we recognized upon acquisition gross additional intangible assets for acquired in-place leases, above market leases, and intangible liabilities for acquired below market leases, of approximately $51.0 million, $2.1 million and $8.0 million, respectively. For the year ended December 31, 2006, we recognized upon acquisition gross additional intangible assets for acquired in-place leases, above market leases, and intangible liabilities for acquired below market leases, of approximately $31.3 million, $2.9 million, and $4.4 million, respectively.

Above market lease assets are amortized as a reduction in rental revenue over the corresponding lease term. Below market lease liabilities are amortized as an increase in rental revenue over the corresponding lease term. Intangible in-place lease assets are amortized over the average term of leases for a property.  For the six months ended June 30, 2007, the Company amortized approximately $5.1 million of intangible in-place lease assets, $601,000 of above market lease assets, and $593,000 of below market lease liabilities, respectively. For the year ended December 31, 2006, the Company amortized approximately $1.3 million of intangible in-place lease assets, $270,000 of above-market lease assets, and $225,000 of below market lease liabilities, respectively. In addition, we allocate a portion of the purchase price to the estimated value of customer relationships, if any.  As of June 30, 2007 and December 31, 2006, we had not recorded any estimated value to customer relationships.

We write off any remaining intangible asset or liability balances when a tenant terminates a lease before the stated lease expiration date. There were no write-offs due to the termination of a lease during the six months ended June 30, 2007 or for the year ended December 31, 2006.

Real property assets, including land, building, building and land improvements, tenant improvements, lease commissions, and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives as follows:

Description	Depreciable Life
Land	Not depreciated
Building	40 years
Building and land improvements	20 years
Tenant improvements	Over lease term
Lease commissions	Over lease term
Intangible in-place lease assets	Average term of leases for property
Above/below market assets/liabilities	Over lease term

Impairment — Investments in Real Property

We review our investments in real property individually on a quarterly basis to determine their appropriate classification, as well as whether there are indicators of impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The investments in real property are either classified as held-for-sale or held and used based on outlined criteria in SFAS No. 144.  As of June 30, 2007, all of our investments in real property have been analyzed and appropriately classified as held and used.  These held and used assets are reviewed for indicators of impairment which may include, among others, the tenant’s inability to make rent payments, operating losses or negative operating trends at the property level, notification by a tenant that it will not renew its lease, a decision to dispose of a property or adverse changes in the fair value of any of our properties. If indicators of impairment exist, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is greater than the current net book value, in accordance with SFAS No. 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than its current net book value, we recognize an impairment loss for the difference between the net book value of the property and its estimated fair value. If a property is classified as held-for-sale, we recognize an impairment loss if the current net book value of the property exceeds its fair value less selling costs. If our assumptions, projections or estimates regarding a property change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the property. As of June 30, 2007 and December 31, 2006, we did not record any impairment charges to our real properties.

Revenue Recognition - Real Property

We record rental revenue for the full term of each lease on a straight-line basis. Certain properties have leases that offer the customer a period of time where no rent is due or rent payments increase during the term of the lease. Accordingly, we record a receivable from tenants for rent that we expect to collect over the remaining lease term rather than currently, which will be recorded as straight-line rents receivable. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. For the six months ended June 30, 2007 and 2006, the total increase to rental revenue due to straight-line rent adjustments was approximately $730,000 and $1,000, respectively.

Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as rental revenue. Tenant recovery income recognized as rental revenue for the six months ended June 30, 2007 and 2006, was approximately $4.4 million and $4,000, respectively.

In connection with real property acquisitions, we may acquire leases with rental rates above and/or below the market rental rates. Such differences are recorded as an intangible asset or liability pursuant to SFAS No. 141 and amortized to rental revenue over the life of the respective leases.

Investments in Real Estate Securities

Investments in real estate securities consist primarily of securities such as common equities, preferred equities, convertible preferred securities, CMBS, CDOs and other related securities types. Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), requires the Company to classify its investments in real estate securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its investments in real estate securities until maturity, it may, however, from time to time sell any of these assets as part of its overall management of its portfolio. Accordingly, SFAS No. 115 requires the Company to classify all of its real estate securities assets as available-for-sale. All assets classified as available-for-sale are reported at estimated fair value based on market prices from independent sources, with unrealized gains and losses excluded from earnings and reported as a separate component within stockholders’ equity, referred to as other comprehensive income.

As of June 30, 2007 and December 31, 2006, all of the Company’s investments in real estate securities were classified as available-for-sale in the accompanying condensed consolidated balance sheets. As of each of these dates, the Company’s investments in real estate securities were comprised entirely of (1) preferred equity securities and (2) CMBS and CDOs. If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period to period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense in our condensed consolidated statements of operations.

Impairment – Investments in Real Estate Securities

In accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS No. 115-1/124-1”), we evaluate debt and equity securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to hold an investment for a reasonable period of time sufficient to allow for a forecasted recovery of fair value. Unrealized losses on real estate securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to other-than-temporary factors, are recognized in income and the cost basis of the real estate securities is adjusted. As of June 30, 2007 and December 31, 2006, our debt and equity securities exhibited only temporary losses and therefore no other-than-temporary impairment losses were recognized in the accompanying condensed consolidated statements of operations.

Revenue Recognition-Real Estate Securities

Discounts or premiums on our investments in securities are accreted into interest income on an effective yield or “interest” method, based upon a comparison of actual and expected cash flows, through the expected maturity date (if any) of the securities. Depending on the nature of the investment, changes to expected cash flows may result in a prospective change to yield or a retrospective change which would include a catch up adjustment. Interest income with respect to non-discounted securities or loans is recognized on an accrual basis.  Upon settlement of securities, the excess (or deficiency) of net proceeds over the net carrying value of such security or loan is recognized as a gain (or loss) in the period of settlement.

Debt Related Investments

Debt related investments consist primarily of real estate related whole mortgage loans, participating mortgage loans, B-notes, mezzanine debt, bridge loans, and other debt related investment types. As of June 30, 2007, the Company’s debt related investments consisted of (1) senior participating interests in two mortgage loans, (2) four B-notes and (3) one mezzanine loan.  As of December 31, 2006, the Company’s debt related investments consisted of (1) a senior participating interest in one mortgage loan and (2) two B-notes. Debt related investments are considered held for investment, as the Company has both the intent and ability to hold these investments until maturity.  Accordingly, these assets are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loans or investments are deemed to be impaired.

Impairment — Debt Related Investments

We review our debt related investments on a quarterly basis, and more frequently when such an evaluation is warranted, to determine if impairment exists in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”).  A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the agreement.  When a loan is deemed impaired, the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  As of June 30, 2007 and December 31, 2006, there was no impairment losses recognized for our debt related investments in the accompanying condensed consolidated statements of operations.

 Revenue Recognition-Debt Related Investments

Interest income on debt related investments is recognized over the life of the investment using the effective interest method and recognized on an accrual basis. Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan using the effective interest method. Anticipated exit fees, where collection is expected, are also recognized over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration. Fees received in exchange for the credit enhancement of another lender, either subordinate or senior to us, in the form of a guarantee are recognized over the term of that guarantee using the straight-line method.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments such as money market mutual funds or investments purchased with original maturities of three months or less.  As of June 30, 2007 and December 31, 2006, we have not realized any losses in such cash accounts or investments and believe that we are not exposed to any significant credit risk.

Restricted Cash

Restricted cash consists primarily of property-related escrow accounts, deposits related to potential future financing activities and cash held in operating accounts to which we have subordinate rights to another party. As of June 30, 2007 and December 31, 2006, we have not realized any losses in such cash accounts or investments and believe that we are not exposed to any significant credit risk.

Subscriptions Receivable

Subscriptions receivable consists of subscriptions to purchase shares of our common stock through our public offering for which we had not yet received the cash proceeds as of the balance sheet date. The Company records subscriptions receivable in accordance with Emerging Issues Task Force Issue No. 85-1, Classifying Notes Received for Capital Stock.  All cash proceeds not collected as of June 30, 2007 and December 31, 2006 were collected in the subsequent period.

Collectibility of Receivables

We evaluate the collectibility of our rent and other receivables on a regular basis based on factors including, among others, payment history, the financial strength of the tenant or borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. As of June 30, 2007 and December 31, 2006, we had allowances included in the caption other assets, net, of approximately $84,000 and $70,000, respectively. If our assumptions or estimates regarding the collectibility of a receivable change in the future, we may have to record allowances to reduce or further reduce the carrying value of the receivable.

Stock-Based Compensation

On January 12, 2006, the Company adopted a stock-based equity incentive plan (see Note 12). As of June 30, 2007 and December 31, 2006, the Company had granted 30,000 options to its independent directors pursuant to the equity incentive plan. The Company accounts for its equity incentive plan under the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) and its related interpretations. Options granted under our equity incentive plan are valued using the Black-Scholes option-pricing model and are amortized to salary expense on a straight-line basis over the period during which the right to exercise such options fully vests. Such expense is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) as reported in the accompanying condensed consolidated statement of stockholders’ equity consists of changes in the fair value of available-for-sale real estate securities investments and changes in the fair value of interest rate hedges.

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

Income Taxes

We expect to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”), as amended, beginning with the taxable year ended December 31, 2006.  Our REIT status is expected to be effective when we file our corporate tax return for the taxable year ended December 31, 2006 in August 2007. As a REIT, we generally will not be subject to federal income taxes on net income that we distribute to our stockholders. We intend to make timely distributions sufficient to satisfy the annual distribution requirements. We believe we are organized and operate in such a manner in order to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for federal income tax purposes.  We may, however, be subject to certain state and local taxes.  Our taxable REIT subsidiary, DCTRT Leasing Corporation, is subject to federal, state, and local taxes.

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

3.                       INVESTMENTS IN REAL PROPERTY

During the six months ended June 30, 2007, we acquired 18 real properties with a gross investment amount of approximately $484.0 million, comprising approximately 4.7 million net rentable square feet.  These assets included (1) four office and office/R&D properties with a total gross investment amount of approximately $108.1 million, comprising approximately 835,000 net rentable square feet, (2) nine industrial properties with a total gross investment amount of approximately $154.8 million, comprising approximately 2.8 million net rentable square feet and (3) five retail properties with a total gross investment amount of approximately $221.1 million, comprising approximately 1.1 million net rentable square feet. These properties were acquired using a combination of (1) net proceeds from our public and private offerings, (2) debt financings, (3) available cash, and (4) minority interest equity contributions.  The results of operations for the acquired properties are included in our condensed consolidated statements of operations from the dates of acquisition.

The table below summarizes the Company’s investments in real property as of June 30, 2007 (amounts in thousands):

Real Property	Land	Building and Improvements	Intangible Lease Assets	Gross Investment Amount

Total Office and Office/R&D Properties	$66,032	$136,114	$36,657	$238,803

Total Industrial Properties	41,286	213,858	28,264	283,408

Total Retail Properties	60,865	137,913	22,332	221,110

Total	$168,183	$487,885	$87,253	$743,321

Accumulated depreciation/amortization	—	(5,632)	(7,192)	(12,824)

Total Net Book Value	$168,183	$482,253	$80,061	$730,497

4.             INVESTMENTS IN REAL ESTATE SECURITIES

During the six months ended June 30, 2007, the Company acquired real estate securities classified as available-for-sale through purchases in the open market with an aggregate cost of approximately $183.1 million. These purchases consisted of (1) preferred equity securities of various real estate operating companies and real estate investment trusts with an approximate cost of $66.1 million and (2) CMBS and CDOs with an approximate cost of $117.0 million. The cost of these purchases was paid using net proceeds from the Company’s public offering.

As of June 30, 2007, the fair market value of our real estate securities was approximately $223.4 million, consisting of a fair market value of approximately (1) $85.0 million for our investments in preferred equity securities and (2) $138.4 million for our investments in CMBS and CDOs. As of June 30, 2007, there was a net unrealized loss of approximately $6.9 million related to our real estate securities investments, which is included in the accompanying condensed consolidated statement of stockholders’ equity as other comprehensive income, consisting of (1) an unrealized loss of approximately $1.2 million for our investments in preferred equity securities and (2) an unrealized loss of approximately $5.7 million for our CMBS and CDOs.

Our investments in CMBS and CDOs have contractual maturities ranging from 2016 through 2052.

5.             DEBT RELATED INVESTMENTS

During the six months ended June 30, 2007, the Company acquired approximately $85.8 million in debt related investments, and had a partial repayment of approximately $4.4 million on one of its B-notes.  The debt related investments acquired included (1) investments in mortgage loans of approximately $30.9 million, (2) investments in B-notes of approximately $35.0 million and (3) an investment in mezzanine debt of approximately $19.9 million.  The Company acquired these investments at an aggregate net discount of approximately $77,000, which will be amortized to debt related income over the related term of the investments.

Under the loan agreements for the mortgage loans described above, the Company has a conditional obligation to fund additional aggregate borrowings of approximately $10.5 million over the terms of the respective loans.

6.             MORTGAGE NOTES

The aggregate principal amount of mortgage notes as of June 30, 2007 and December 31, 2006, was approximately $404.5 million and $84.5 million, respectively.  Mortgage notes were secured by real property with an aggregate net book value of approximately $596.0 million and $128.8 million as of June 30, 2007 and December 31, 2006, respectively.  As of June 30, 2007, approximately $47.0 million of mortgage notes were subject to interest rates at spreads of 1.40% to 1.60% over one-month LIBOR, and approximately $357.5 million of mortgage notes were subject to fixed interest rates ranging from 5.25% to 6.05%. As of December 31, 2006, all mortgage notes were subject to fixed interest rates ranging from 5.60% to 6.05%. The weighted average interest rate for mortgage notes as of June 30, 2007 was 5.81%. All mortgage notes were payable monthly and were interest only as of June 30, 2007, with the exception of one mortgage note, which was fully amortizing, and had an outstanding balance as of June 30, 2007 of approximately $5.6 million. Mortgage notes outstanding as of June 30, 2007 had maturity dates ranging from June 2009 through June 2017.

7.             MASTER REPURCHASE FACILITY

On October 26, 2006, the Company closed a master repurchase facility with JP Morgan Chase Bank, N.A. (the “REPO Facility”). The REPO Facility provides us with a borrowing capacity of $200 million and matures in October 2007, subject to extension, with a final maturity date of October 2009. The REPO Facility bears interest at spreads of 0.05% to 2.15% over one-month LIBOR and, based on our expected investment activities, provides for advance rates that vary from 35% to 97% based upon the collateral provided under a borrowing base calculation. The lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines. We had incurred interest expense, including REPO Facility non-usage fees and the amortization of related loan costs, of approximately $206,000 and $454,000 for the three and six months ended June 30, 2007, respectively.  As of June 30, 2007 and December 31, 2006, we had aggregate borrowings of approximately $5.0 million and $10.9 million, respectively, at a weighted average rate of LIBOR plus 0.97% and 0.68%, respectively.  The one-month LIBOR as of June 30, 2007 and December 31, 2006 was 5.32%.  Pursuant to Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125,  the transfer of assets under our REPO Facility does not constitute a sale due to our ability to repurchase transferred assets prior to their maturities.  As a result, these transactions are presented as secured borrowing obligations under the caption of master repurchase facility in our condensed consolidated balance sheets.

The REPO Facility requires that we pay down borrowings as principal payments on the loans and investments pledged to the REPO Facility are received.

Borrowings under the REPO Facility at June 30, 2007 were secured by certain investments in real estate securities and debt related investments. As of June 30, 2007, the carrying values of the real estate securities and debt related investments pledged as collateral under the REPO Facility were approximately $2.9 million and $8.3 million, respectively. As of December 31, 2006, the carrying values of the real estate securities, debt related investments, and investments in real property pledged as collateral under the REPO Facility were approximately $3.0 million, $7.0 million, and $10.2 million, respectively.

All borrowings under our REPO Facility have maturity dates within one year of June 30, 2007.

In January 2007, we repaid a borrowing on the REPO facility of approximately $6.0 million.  This borrowing was secured by the Company’s investment in the Eagle Creek West property, which had a total gross investment amount of approximately $10.2 million.

8.             FINANCING OBLIGATIONS

The Operating Partnership is currently offering undivided tenancy-in-common interests in certain properties to accredited investors in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), which is included in financing obligations in the accompanying condensed consolidated balance sheets. We anticipate that these tenancy-in-common interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Additionally, the tenancy-in-common interests sold to accredited investors will be 100% leased by the Operating Partnership, and such leases will contain purchase options whereby the Operating Partnership will have the right, but not the obligation, to acquire the tenancy-in-common interests from the investors at a later point in time in exchange for partnership units in the Operating Partnership under Section 721 of the Code.

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

During the six months ended June 30, 2007, we raised approximately $34.8 million from the sale of undivided tenancy-in-common interests in four properties, which is included in financing obligations in the accompanying condensed consolidated balance sheets pursuant to SFAS No. 98, Accounting for Leases (“SFAS No. 98”). We have leased the undivided interests sold to unrelated third parties, and in accordance with SFAS No. 98, rental payments made to third parties under the lease agreements are recognized as imputed interest expense using the interest method. In addition, the lease agreements each provide for a purchase option whereby the Operating Partnership may purchase each undivided tenancy-in-common interest after a certain period of time in exchange for Operating Partnership units.

During the six months ended June 30, 2007, we recorded imputed interest expense related to the above financing obligations of approximately $1.7 million.  We incurred approximately $1.7 million of rental expense under various lease agreements with these third-party investors. A portion of such amounts was accounted for as an increase of the principal outstanding balance of the financing obligations and a portion was accounted for as an increase to accrued interest in the accompanying condensed consolidated balance sheet. The various lease agreements in place as of June 30, 2007 contain expiration dates ranging from April 2018 to March 2022.

During the six months ended June 30, 2007, the Operating Partnership incurred upfront costs of approximately $3.5 million payable to our Advisor and other affiliates for effecting these transactions which are accounted for as deferred loan costs. Such deferred loan costs are included in other assets in the condensed consolidated balance sheets and amortized to interest expense over the life of the financing obligation. If the Operating Partnership elects to exercise any purchase option as described above and issue OP Units, the unamortized up-front fees and expense reimbursements paid to affiliates will be recorded against minority interest of the Operating Partnership as a selling cost of the OP Units. If the Operating Partnership does not elect to exercise any such purchase option, we will continue to account for these transactions as a financing obligation because we will continue to sublease 100% of the properties and will therefore not meet the definition of “active use” set forth in SFAS No. 98.

As of June 30, 2007, the Operating Partnership had not exercised any purchase options to buy any tenancy-in-common interests it had previously sold.

9.                       HEDGING ACTIVITIES

During the six months ended June 30, 2007, the Company entered into a zero-cost collar to add stability to interest expense and manage its exposure to changes in interest rates associated with the floating rate mortgage note entered into related to the acquisition of 40 Boulevard.  At inception, the collar was not designated as part of a qualifying hedging relationship under the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result, a $27,000 unrealized loss, equaling the entire change in value of the collar, was recorded in other income and expense for the six months ended June 30, 2007.  Accordingly, at June 30, 2007, the collar, with a negative fair value of $27,000, was included in other liabilities.  The Company did not have any hedging activities prior to this transaction.

During April 2007, the Company entered into two, 90-day, forward-starting swaps to mitigate the effect on cash outflows attributable to changes in the 10 year LIBOR swap-rate related to the $110.0 million fixed-rate, mortgage  note issued in conjunction with the acquisition of Beaver Creek, Centerton Square, and Mt. Nebo Pointe (the “DDR Portfolio”). These forward-starting interest rate swaps were designated as cash flow hedges. These swaps terminated in April 2007, when the Company entered into a rate-lock agreement with the lender. The hedge had a realized loss of approximately $241,000, which was recorded to accumulated other comprehensive income in the accompanying condensed consolidated statement of stockholder’s equity, and is being amortized over the life of the note into interest expense in the accompanying condensed consolidated statements of operations.

During May 2007, the Company entered into a two-year, LIBOR-based, interest rate cap to mitigate the effect on cash outflows attributable to changes in LIBOR related to the total variable-rate mortgage note issued in conjunction with the acquisition of Fortune Concourse in May 2007. This interest rate cap has been designated as a cash flow hedge. During the six months ended June 30, 2007, we recorded an unrealized gain of approximately $6,000 related to this hedge, which was recorded to accumulated other comprehensive income in the accompanying condensed consolidated statement of stockholders’ equity.

10.          MINORITY INTERESTS

Minority interests consisted of the following as of June 30, 2007 (amounts in thousands):

June 30, 2007
Joint Venture Partnership Interests	$24,323
OP Units	125
Special Units	1
Total	$24,449

Joint Venture Partnership Interests

During the six months ended June 30, 2007, the Company had entered into various joint ventures that are consolidated by the Company in the accompanying condensed consolidated financial statements.  The Company presents contributions, distributions and equity in earnings of the respective joint venture partners as minority interests.  For the six months ended June 30, 2007, joint venture partners had contributed approximately $14.8 million in equity to these joint ventures and had received distributions from these joint ventures of approximately $506,000. For the three and six months ended June 30, 2007, joint venture partners had collectively participated in approximately $138,000 and $127,000, respectively, in losses of their respective joint ventures. Income related to the Company’s one joint venture as of June 30, 2006 was negligible.

OP Units

On May 4, 2005, the Operating Partnership issued 20,000 OP Units to the Advisor in exchange for $200,000 representing an approximate 99.0% limited partnership interest.

As of June 30, 2007 and December 31, 2006, the Operating Partnership was less than 0.1% owned by the Advisor and the parent of the Advisor and the remaining interests were owned by the Company. OP Units are redeemable at the option of the unit holder. The Operating Partnership has the option of redeeming the OP Units for cash or for shares of common stock, or a combination of both.

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

11.          STOCKHOLDERS’ EQUITY

Common Stock

On May 27, 2005, we filed a registration statement on Form S-11 with the SEC in connection with an initial public offering of our common stock. The registration statement was declared effective on January 27, 2006. Pursuant to the registration statement, we are offering for sale up to $2.0 billion in shares of common stock, 75% of which are being offered to stockholders at a price of $10.00 per share, and 25% of which are being offered to participants in our distribution reinvestment plan at a price of $9.50 per share. On June 11, 2007, we filed another registration statement on Form S-11 with the SEC in connection with the proposed offering of up to $2.0 billion in shares of common stock, 75% of which we expect will be offered to stockholders at a price of $10.00 per share, and 25% of which we expect will be offered to participants in our distribution reinvestment plan at a price of $9.50 per share. As of the date of this Quarterly Report on Form 10-Q, the registration statement has not been declared effective by the SEC.

During the six months ended June 30, 2007, approximately 59.1 million shares of common stock were issued in connection with the public offering for net proceeds of approximately $535.0 million.  The net proceeds from the sale of these shares were transferred to our Operating Partnership on a one-for-one basis for OP Units.  During the six months ended June 30, 2007, approximately 56,000 shares of common stock were redeemed for approximately $505,000.

The holders of our common stock are entitled to one vote per share on all matters voted on by stockholders, including election of our directors. Our articles of incorporation do not provide for cumulative voting in the election of our directors. Therefore, the holders of the majority of the outstanding shares of common stock can elect the entire board of directors.

Distributions

We accrue and pay distributions on a quarterly basis. Our board of directors declares the following quarter’s annualized distribution before the first day of the quarter. We calculate our distributions based upon daily record and distribution declaration dates so stockholders will be eligible to earn distributions immediately upon purchasing shares of our common stock or upon purchasing OP Units. During the three months ended June 30, 2007, we accrued distributions at an annualized amount per share of $0.60, which was paid on July 16, 2007. During the three months ended June 30, 2006, we accrued distributions at an annualized amount per share of $0.55, which was paid on July 17, 2006.

12.          EQUITY INCENTIVE PLAN

We have adopted an equity incentive plan which we use to attract and retain qualified independent directors, employees, advisors and consultants providing services to us who are considered essential to our long-range success by offering these individuals an opportunity to participate in our growth through awards in the form of, or based on, our common stock. On April 3, 2006, each of our then-serving independent directors, Charles B. Duke, John P. Woodberry and Daniel J. Sullivan, were automatically granted an option to purchase 10,000 shares of our common stock under the equity incentive plan with an exercise price equal to $11.00 per share. Such options vest 20% upon grant date and 20% each year for the following four years. The equity incentive plan provides that no more than 5 million shares of our common stock will be available for issuance under the equity incentive plan. No more than 200,000 shares may be made subject to stock options and stock appreciation rights under the equity incentive plan to any individual in any calendar year, and no more than 200,000 may be made subject to awards other than stock options and stock appreciation rights under the equity incentive plan to any individual in any single calendar year. The term of these options shall not exceed the earlier of ten years from the date of grant, the date of removal for cause, or three months from the director’s resignation. The exercise price for options to be issued under the equity incentive plan shall be the greater of (1) $11.00 per share or (2) the fair market value of the shares on the date they are granted.

Options granted under our equity incentive plan are amortized to salary expense on a straight-line basis over the period during which the right to exercise such options fully vests. For the six months ended June 30, 2007, we incurred approximately $5,000 of such expense, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2007, approximately $31,000 of such expense remained unrecognized, which reflects the unamortized portion of the value of such options issued pursuant to the equity incentive plan. No new options were granted during the six months ended June 30, 2007.

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

We have entered into an Advisory Agreement with our Advisor pursuant to which we pay certain acquisition fees to the Advisor. For each real property acquired in the operating stage, the acquisition fee will be an amount equal to 1.0%. For each real property acquired prior to or during the development or construction stage, the acquisition fee will be an amount equal to up to 4.0% of the total project cost (which will be the amount actually paid or allocated to the purchase, development, construction or improvement of a property exclusive of acquisition fees and acquisition expenses). During the three months ended June 30, 2007 and 2006, our Advisor earned approximately $3.2 million and $677,000 in acquisition fees, respectively, which are accounted for as part of the historical cost of the acquired properties.   During the six months ended June 30, 2007 and 2006, our Advisor earned approximately $6.7 million and $677,000 in acquisition fees, respectively, which are accounted for as part of the historical cost of the acquired properties.

We also pay our Advisor an asset management fee in connection with the asset and portfolio management of real property, real estate securities and debt related investments. The Advisor’s asset management fee is payable as follows:

Prior to the Dividend Coverage Ratio Date (as defined below):

For Direct Real Properties (as defined below), the asset management fee will consist of (i) a monthly fee not to exceed one-twelfth of 0.50% of the aggregate cost (before non-cash reserves and depreciation) of Direct Real Properties; and (ii) a monthly fee not to exceed 6% of the aggregate monthly net operating income derived from all Direct Real Properties; provided, however, that the aggregate monthly fee to be paid to the Advisor pursuant to these subclauses (i) and (ii) in aggregate shall not exceed one-twelfth of 0.75% of the aggregate cost (before non-cash reserves and depreciation) of all Direct Real Properties.

For Product Specialist Real Properties (as defined below), the asset management fee will consist of (i) a monthly fee not to exceed one-twelfth of 0.50% of the aggregate cost (before non cash reserves and depreciation) of Product Specialist Real Properties; and (ii) a monthly fee not to exceed 6% of the aggregate monthly net operating income derived from all Product Specialist Real Properties.

After the Dividend Coverage Ratio Date (as defined below):

For all real properties, the asset management fee will consist of: (i) a monthly fee not to exceed one-twelfth of 0.50% of the aggregate cost (before non cash reserves and depreciation) of all real property assets within our portfolio; and (ii) a monthly fee not to exceed 8.0% of the aggregate monthly net operating income derived from all real property assets within our portfolio.

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

For the three months ended June 30, 2007 and 2006, our Advisor earned approximately $1.9 million and $20,000 in aggregate asset management fees, respectively. For the six months ended June 30, 2007 and 2006, our Advisor earned approximately $3.2 million and $20,000 in aggregate asset management fees, respectively.

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

During the six months ended June 30, 2007 and 2006, our Advisor incurred reimbursable offering costs of approximately $7.1 million and $3.6 million, respectively. In aggregate, as of June 30, 2007, the Advisor had incurred reimbursable offering costs of approximately $18.2 million. As of June 30, 2007, we had incurred in aggregate, approximately $13.5 million in such reimbursable offering costs, which have been included as a reduction to additional paid-in capital in the accompanying condensed consolidated statement of stockholders’ equity. As of June 30, 2007, of the $13.5 million in reimbursable offering costs we incurred, approximately $458,000 had not yet been reimbursed to the Advisor, which have been included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.  As of December 31, 2006, of the $4.8 million in reimbursable offering costs we incurred, approximately $851,000 had not yet been reimbursed to the Advisor, which have been included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

As of June 30, 2007, approximately $4.7 million of reimbursable offering costs incurred by the Advisor are not reflected in the accompanying condensed consolidated balance sheets of the Company, due to the fact that the Company is not obligated to reimburse these costs to the Advisor until the corresponding aggregate gross offering proceeds are raised in our public offering of common stock.

In addition to the reimbursement of organizational and offering costs, we are also obligated, subject to certain limitations, to reimburse our Advisor for certain other expenses incurred on our behalf for providing services contemplated in the Advisory Agreement, provided that the Advisor does not receive a specific fee for the activities which generate the expenses to be reimbursed. For the six months ended June 30, 2007 and 2006, we incurred approximately $325,000 and $60,000, respectively, of these expenses which we reimbursed to the Advisor.  Such reimbursements are included as general and administrative expenses in the accompanying condensed consolidated statements of operations.

The Dealer Manager

We have entered into a dealer manager agreement with the Dealer Manager pursuant to which we pay a dealer manager fee of up to 2.5% of gross offering proceeds raised pursuant to our initial public offering of common stock to the Dealer Manager as compensation for managing the offering. The Dealer Manager may re-allow a portion of such fees to broker-dealers who participate in the offering. We also pay up to a 6.0% sales commission of gross offering proceeds raised pursuant to our initial public offering of common stock. As of June 30, 2007, all sales commissions had been re-allowed to participating broker-dealers. For the six months ended June 30, 2007 and 2006, we incurred fees payable to the Dealer Manager of approximately $14.7 million and $1.3 million, respectively, for dealer manager fees and approximately $30.7 million and $2.2 million, respectively, for sales commissions. Such amounts are considered a cost of raising capital and as such are included as a reduction of additional paid-in capital in the accompanying condensed consolidated statement of stockholders’ equity.  Of these costs, we accrued approximately $783,000 and $274,000 for dealer manager fees and $1.1 million and $133,000 for sales commissions as of June 30, 2007 and 2006, respectively.  These amounts are included in the accompanying condensed consolidated balance sheets as accounts payable and accrued expenses.

The Facilitator

The Facilitator is responsible for the facilitation of transactions associated with the Operating Partnership’s private placement. The Facilitator is considered a related party as certain indirect owners and employees of the Facilitator serve as our executives. We have entered into an agreement with the Facilitator whereby we pay a transaction facilitation fee associated with the Operating Partnership’s private placement. We pay the Facilitator up to 1.5% of the gross equity proceeds raised through the Operating Partnership’s private placement for transaction facilitation. For the six months ended June 30, 2007, we incurred approximately $522,000 for such fees payable to the Facilitator. In accordance with SFAS No. 98, these fees, as well as the other fees associated with the Operating Partnership’s private placement, are recorded as deferred loan costs and amortized over the life of the financing obligation.  We did not incur any fees payable to the Facilitator during the six months ended June 30, 2006.

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

As of June 30, 2007, our Advisor had entered into a product specialist agreement with Dividend Capital Investments LLC (“DCI”) in connection with investment management services related to our investments in real estate securities assets. Pursuant to this agreement, a portion of the asset management fee that our Advisor receives from us related to securities investments will be reallowed to DCI in exchange for services provided.

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

In addition, on September 1, 2006, the Company, through TRT Industrial Fund I LLC, the Company’s wholly-owned subsidiary, entered into a joint venture agreement (“DCT Joint Venture I”) with DCT Industrial Fund II LLC, an indirect wholly-owned subsidiary of DCT, for the acquisition, operation and management of up to $150 million in industrial real property assets (the “Industrial Portfolio”). On March 26, 2007, we entered into an amendment to the DCT Joint Venture I. Pursuant to the terms of the amendment, the DCT Joint Venture I was amended to expand the total amount of industrial properties to be acquired under the agreement from its original amount of up to $150 million to a total amount of up to approximately $208.5 million.

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

The DCT Joint Venture I also contains provisions for entering into one additional joint venture agreement under similar terms for the calendar years 2007 and 2008.

On March 27, 2007, the Company, through TRT Industrial Fund II LLC, the Company’s wholly-owned subsidiary, entered into a new joint venture (“DCT Joint Venture II”) with DCT Industrial Fund III LLC, an indirect wholly-owned subsidiary of DCT.  The DCT Joint Venture II is intended to acquire up to approximately $175 million in industrial properties by December 31, 2007 and is subject to similar terms as the DCT Joint Venture I, as discussed above.

As of June 30, 2007, we had acquired 14 properties pursuant to the terms of the DCT Joint Venture I, eight of which were acquired by the DCT Joint Venture I, and six of which were acquired 100% by us pursuant to the terms of the DCT Joint Venture I. As of December 31, 2006, we had acquired ten properties pursuant to the DCT Joint Venture I, four of which were acquired by the joint venture between us and DCT, and six of which were acquired 100% by us. As of June 30, 2007, the DCT Joint Venture II had acquired five properties.

Acquisitions pursuant to the DCT Joint Venture I and the DCT Joint Venture II made during the six months ended June 30, 2007, were generally funded from (1) equity contributions from the Company to the respective joint venture using proceeds from the Company’s public and private offerings (2) an equity contribution from DCT to the respective joint venture and (3) debt financing either assumed or issued by the respective joint venture. The purchase price of each asset in the Industrial Portfolio was subject to majority approval by the Company’s independent directors.

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

15.          NET INCOME (LOSS) PER COMMON SHARE

Reconciliations of the numerator and denominator used to calculate basic net income (loss) per common share to the numerator and denominator used to calculate diluted net income (loss) per common share for the three and six months ended June 30, 2007 and 2006 are as follows (amounts in thousands, except per share and footnote amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net income (loss)	$4,655	$(47)	$7,642	$(47)
Minority interests share in net income (loss)	1	—	2	—
Net income (loss)	4,656	(47)	7,644	(47)

Weighted average shares outstanding-basic	81,461	2,368	67,672	954
Incremental weighted average shares effect of conversion of OP units	20	20	20	20
Weighted average shares outstanding-diluted	81,481	2,388	67,692	974

Net income (loss) per common share-basic	$0.06	$(0.02)	$0.11	$(0.05)
Net income (loss) per common share-diluted	$0.06	$(0.02)	$0.11	$(0.05)

16.                             INCOME TAXES

We believe that we are organized and operated in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes. We intend to make our REIT election under Section 856 of the Code beginning with the taxable year ended December 31, 2006. Our REIT status is expected to be effective when we file our corporate tax return for the taxable year ended December 31, 2006 in August 2007.  In order for a former C corporation to elect to be a REIT, it must distribute 100% of its C corporation earnings and profits and agree to be subject to federal tax at the corporate level to the extent of any subsequently recognized built-in gains within a ten year period. We did not have any built-in gains at the time of our conversion to REIT status. As a REIT, we generally will not be subject to federal income taxation at the corporate level to the extent we distribute 100% of our REIT taxable income annually, as defined in the Code, to our stockholders and satisfy other requirements. To continue to qualify as a REIT for federal tax purposes, we must distribute at least 90% of our REIT taxable income annually. No material provisions have been made for federal income taxes in the accompanying condensed consolidated financial statements.

The Company had no unrecognized tax benefits as of the January 1, 2007 adoption date or as of June 30, 2007. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of June 30, 2007. The Company has no interest or penalties relating to income taxes recognized in the statement of operations for the three and six months ended June 30, 2007 or in the balance sheet as of June 30, 2007.

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

18.          SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of a Business Enterprise and Related Information (“SFAS No. 131”) establishes standards for the way that public entities report information about operating segments in their annual financial statements.  We have the following business segments: (1) investments in real property, (2) investments in real estate securities, and (3) debt related investments.  The following table sets forth components of net operating income (“NOI”) of our segments for the three and six months ended June 30, 2007 (amounts in thousands). No information is presented for the three and six months ended June 30, 2006 due to our insignificant operations during that period.

Three months ended June 30, 2007:

	Real Property	Real Estate Securities	Debt Related Investments	Total
Revenue	$13,661	$3,990	$2,625	$20,276
Operating expenses (1)	(3,756)	—	—	(3,756)
Asset management fees, related party (2)	(1,106)	(551)	(269)	(1,926)
Net operating income	$8,799	$3,439	$2,356	$14,594

Six months ended June 30, 2007:

	Real Property	Real Estate Securities	Debt Related Investments	Total
Revenue	$21,407	$5,863	$3,885	$31,155
Operating expenses (1)	(5,865)	—	—	(5,865)
Asset management fees, related party (2)	(1,883)	(890)	(418)	(3,191)
Net operating income	$13,659	$4,973	$3,467	$22,099

(1) Expenses for real property include operating expenses, and exclude depreciation, amortization, general and administrative expense and interest expense.

(2) See Note 13 — Related Party Transactions for discussion of asset management fees paid to our Advisor.

We consider NOI to be an appropriate supplemental performance measure because NOI reflects the operating performance of our real properties, real estate securities, and debt related investments and excludes certain items that are not considered to be controllable in connection with the management of the property such as interest income, depreciation and amortization, general and administrative expenses, interest expense and minority interests. However, NOI should not be viewed as an alternative measure of our financial performance as a whole, since it does exclude such items which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. The following table is a reconciliation of our NOI to our reported net income for the three and six months ended June 30, 2007 (amounts in thousands).  No information is presented for the three and six months ended June 30, 2006 due to our insignificant operations during that period.

	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2007
Net operating income	14,594	$22,099
Interest income	2,649	5,188
Depreciation and amortization	(6,214)	(9,632)
General and administrative expenses	(1,022)	(1,766)
Interest expense	(5,489)	(8,372)
Minority interests	137	125
Net income	$4,655	$7,642

The following table reflects our total assets by business segment as of June 30, 2007 and December 31, 2006 (amounts in thousands):

	As of June 30, 2007	As of December 31, 2006
Segment assets:
Investments in real property, net	$730,497	$256,631
Investments in real estate securities	223,398	48,179
Debt related investments	109,702	28,256
Total segment assets, net	$1,063,597	$333,066

Non-segment assets:
Cash and cash equivalents	$217,954	$67,317
Other non-segment assets (1)	62,104	52,588
Total assets	$1,343,655	$452,971

(1)    Other non-segment assets primarily consist of corporate assets including subscriptions receivable, certain loan costs, including loan costs associated with our financing obligations, deferred acquisition costs, and restricted cash.

19.          SUBSEQUENT EVENTS

Real Property Acquisitions

New England Retail Portfolio Acquisition

On August 1, 2007, we acquired 22 of the 25 retail properties included in the New England Retail Portfolio, which are located in the Northeast Region of the United States, with properties located in the states of Massachusetts, Connecticut and Rhode Island.   We expect to close on the remaining three properties in this portfolio during August and September 2007.   There is no assurance that the Company will be able to complete the purchase of the remaining three properties.

The total acquisition cost of the 22 properties acquired on August 1, 2007 was approximately $331.6 million (consisting of an approximate $329.5 million purchase price and an additional $2.1 million relating to due diligence and other closing costs). The total acquisition cost was paid as follows: (i) proceeds from the Company’s public equity offering, (ii) available cash and (iii) debt financing obtained by the Company.

The debt financing described above consists of (i) an interest-only, secured floating-rate senior loan agreement entered into by various wholly-owned subsidiaries of the Company with LaSalle Bank National Association on August 1, 2007, (ii) an interest-only floating-rate mezzanine loan agreement entered into by various wholly-owned subsidiaries of the Company with LaSalle Bank National Association on August 1, 2007 and (iii) an interest-only fixed-rate, secured loan agreement entered into by a wholly-owned subsidiary of the Company with Countrywide Commercial Real Estate Finance, Inc. on August 1, 2007. The terms of the debt financing agreements are described below:

Lender	Loan Type	Loan Amount	Maturity	Interest Rate (1)
LaSalle Bank National Association	Floating Rate Senior Secured (2)	$184.3 million	August 9, 2009	LIBOR +80 basis points
LaSalle Bank National Association	Floating Rate Mezzanine (2)	$9.7 million	August 9, 2009	LIBOR +380 basis points
Countrywide Commercial Real Estate Finance, Inc.	Fixed Rate Secured (3)	$24.4 million	August 8, 2017	6.13%
Total		$218.4 million

(1) All debt financing is interest-only. Interest rates for floating-rate loans are based on the one-month LIBOR and are subject to fluctuation. On August 1, 2007, the LIBOR rate was 5.3275%.

(2) Loan agreement is secured by 21 of the 22 properties acquired on August 1, 2007.

(3) Loan agreement is secured by one property acquired on August 1, 2007, which the Company refers to as Wareham.

The above loan agreements contain customary representations and warranties and affirmative and negative covenants.  As is customary in such financings, the lenders may accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the agreement), subject, in certain instances, to the expiration of an applicable cure period.

Pursuant to an advisory agreement between the Company and the Advisor, upon closing of the 22 properties on August 1, 2007, the Company paid to the Advisor an acquisition fee in the amount of $3.3 million (equal to 1% of the approximate $329.5 million purchase price). Such amount is not included in the approximate $331.6 million total acquisition cost of the 22 properties. The Advisor will also receive an asset management fee consisting of a monthly fee equal to one-twelfth of 0.56% of the aggregate cost (before non cash reserves and depreciation).  After the Dividend Coverage Ratio Date (as defined in Note 13), the asset management fee will consist of:  (i) a monthly fee not to exceed one-twelfth of 0.50% of the aggregate cost (before non cash reserves and depreciation); and (ii) a monthly fee not to exceed 8.0% of the aggregate monthly net operating income of the properties included in the New England Retail Portfolio.

California Circle Office Center Acquisition

On July 10, 2007, a joint venture between a wholly-owned subsidiary of ours and Westcore Properties AC, LLC (“Westcore”), which we refer to as the California Circle Joint Venture, purchased an office property located in San Jose, California, which we refer to as the California Circle Office Center.

The California Circle Joint Venture purchased the California Circle Office Center for a total acquisition cost of approximately $14.0 million (which excludes an acquisition fee of $136,500 paid to the Advisor). The acquisition cost for California Circle Office Center was funded as follows: (i) an equity contribution from us using proceeds from our public and private offerings and available cash, (ii) an equity contribution from Westcore to the California Circle Joint Venture and (iii) the assumption of a secured fixed-rate mortgage note of approximately $7.7 million.

Probable Joyce Boulevard Office Building Acquisition

On August 2, 2007, we deposited a non-refundable amount of $500,000 into an escrow account in connection with the intended acquisition of a single tenant office building located in the Fayetteville, Arkansas market, which we refer to as the Joyce Boulevard Office Building.  The escrow amount has been established pursuant to a purchase agreement entered into by and between us and the seller.

We anticipate the closing of the Joyce Boulevard Office Building to occur in September 2007 for a total investment of approximately $11.6 million (which excludes an expected acquisition fee of $116,000 to be paid to the Advisor).

Acquisition of Real Estate Securities

From July 1, 2007 through July 31, 2007, we invested in one real estate preferred equity security with an aggregate acquisition cost of $16.5 million.

Acquisition of Debt Related Investments

On July 9, 2007, one of our senior participating interests in a mortgage loan was repaid by the borrower in full in the amount of approximately $8.3 million.

Hedging Activity

During July 2007, the Company entered into four, LIBOR-based, forward-starting swaps to hedge our exposure to variability in the cash outflows of expected future fixed-rate debt issuances of approximately $350 million due to fluctuations in the USD-LIBOR swap rate. Both of these forward-starting interest rate swaps have been designated as cash flow hedges.

Proceeds from Public Offering

As of July 31, 2007, we had approximately 96.3 million shares of our common stock outstanding held by a total of approximately 17,800 stockholders, and had received approximately $954.0 million in gross proceeds from our public offering.

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

Forward-Looking Information

This report includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements relate to, without limitation, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), other development trends of the real estate industry, business strategies, and the expansion and growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors that may cause our results to vary are general economic and business (particularly real estate) conditions being less favorable than expected, the potential impact of terrorist attacks on the national, regional and local economies, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, availability and creditworthiness of prospective customers, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, customers’ ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental, regulatory and/or safety requirements, customer bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control. Investors should also refer to our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 23, 2007, and Part II—Other Information—Item 1A—“Risk Factors,” as updated under Item 1A of this Quarterly Report on Form 10-Q for a discussion of risk factors that could lead to actual results materially different from those described in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

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

On January 27, 2006, we commenced an initial public offering of up to $2.0 billion in shares of our common stock, 75% of which are being offered at a price of $10.00 per share, and 25% of which are being offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. On April 3, 2006, we satisfied the minimum offering requirements of our public offering. As of June 30, 2007, we had accepted subscriptions from approximately 17,000 stockholders, issued approximately 91.3 million shares of our common stock and received approximately $821.3 million in net proceeds, net of redemptions of common stock.

As of June 30, 2007, we had invested in 32 real properties at a total gross investment amount of approximately $743.3 million, comprising approximately 8.0 million net rentable square feet.   These assets included (1) eight office and office/R&D properties with a total gross investment amount of approximately $238.8 million, comprising approximately 1.8 million net rentable square feet, (2) 19 industrial properties with a total gross investment amount of approximately $283.4 million, comprising approximately 5.1 million net rentable square feet and (3) five retail properties with a total gross investment amount of approximately $221.1 million, comprising approximately 1.1 million net rentable square feet.  These properties are located in 19 distinct markets throughout the United States.   These properties were acquired using a combination of (1) net proceeds from our public and private offerings, (2) debt financings, (3) available cash and (4) minority interest equity contributions.

As of June 30, 2007, we had invested in various real estate securities, net of dispositions, at a total approximate cost of $230.3 million, including (1) preferred equity securities of various real estate operating companies and real estate investment trusts primarily in the retail, office, multifamily, lodging and diversified real estate sectors with an approximate cost of $86.2 million and (2) CMBS and CDOs with an approximate cost of $144.1 million.  The total cost of these purchases was paid using a combination of (1) net proceeds from the Company’s public and private offerings, (2) borrowings from our REPO Facility and (3) available cash.

As of June 30, 2007, we had acquired approximately $114.1 million in debt related investments, and had received repayments of approximately $4.4 million.  These debt related investments, net of repayments, included (1) investments in senior participating interests in two mortgage loans of approximately $37.8 million, (2) investments in four B-notes of approximately $51.9 million and (3) an investment in mezzanine debt of approximately $20.0 million.

Liquidity and Capital Resources

Significant Sources of Capital

The following discussion describes our significant sources of capital for the six months ended June 30, 2007.  We did not commence formal business operations until the acquisition of our first real property on June 28, 2006. We believe that existing cash and cash equivalents, cash flows from operations, and proceeds from our public and private offerings will be sufficient to satisfy our financial requirements for the next twelve months.

Public Offering

On May 27, 2005, we filed a registration statement on Form S-11 with the SEC in connection with an initial public offering of our common stock. The registration statement was declared effective on January 27, 2006. Pursuant to the registration statement, we are offering for sale up to $2.0 billion in shares of common stock, 75% of which are being offered to stockholders at a price of $10.00 per share, and 25% of which are being offered to participants in our distribution reinvestment plan at a price of $9.50 per share. On June 11, 2007, we filed another registration statement on Form  S-11 with the SEC in connection with the proposed offering of up to $2.0 billion in shares of common stock, 75% of which we expect will be offered to stockholders at a price of $10.00 per share, and 25% of which we expect will be offered to participants in our distribution reinvestment plan at a price of $9.50 per share.  As of the date of this Quarterly Report on Form 10-Q, the registration statement has not been declared effective by the SEC.

For the six months ended June 30, 2007, approximately 59.0 million shares of common stock were issued, net of redemptions, in connection with the public offering.  For the six months ended June 30, 2007, we raised net proceeds of approximately $534.5 million, net of redemptions.  The net proceeds from the sale of these shares were transferred to our Operating Partnership on a one-for-one basis for OP Units.

Debt Financings

Mortgage Notes—During the six months ended June 30, 2007, we obtained aggregate mortgage debt financing in the amount of approximately $320.1 million; all of these mortgage notes had interest only terms, with the exception of one mortgage note, which was fully amortizing. We incurred interest expense, including the amortization of related loan costs, of approximately $4.2 million and $6.0 million for the three and six months ended June 30, 2007, respectively. For a summary of these mortgage debt financings and their related terms, see Note 6 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Master Repurchase Facility (the “REPO Facility”)—On October 26, 2006, we closed a master repurchase facility with JP Morgan Chase Bank, N.A. The REPO Facility has a capacity of $200 million and matures in October 2007, subject to extension, with a final maturity date in October 2009. The REPO Facility bears interest at spreads of 0.05% to 2.15% over one-month LIBOR and, based on our expected investment activities, provides for advance rates that vary from 35% to 97% based upon the asset being financed. The lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines. During the six months ended June 30, 2007, we repaid approximately $6.0 million in borrowings under the REPO Facility, resulting in outstanding borrowings of approximately $5.0 million at a weighted average spread of LIBOR plus 0.97%.  We incurred interest expense, including REPO Facility non-usage fees and the amortization of related loan costs, of approximately $206,000 and $454,000 for the three and six months ended June 30, 2007, respectively.

The REPO Facility requires that we pay down borrowings as proceeds are received from investments pledged as collateral.  Subsequent to June 30, 2007, approximately $3.2 million in borrowings under the REPO Facility were repaid, in connection with a borrower’s full repayment of a mortgage loan in which we had a senior participating interest.  On August 13, 2007, we gave notice to JP Morgan Chase Bank, N.A. of our intent to repay approximately $1.8 million in remaining outstanding borrowings under the REPO Facility, which we expect to repay during August 2007.  We expect to use cash on hand to make such repayment.

The U.S. credit markets have recently experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably.  Between June 30, 2007 and August 10, 2007, the 3-month LIBOR rate increased by 22 basis points, from 5.36% to 5.58%.  We currently do not have any prospective real property, securities or debt related acquisitions for which we are committed that are either dependent upon receiving debt financing or for which the rates have not already been fixed.  However, continued turmoil in the credit market may negatively impact our ability to access additional debt financing at reasonable terms, which may negatively affect investment returns on future acquisitions or our ability to make acquisitions. Due to these recent market events, many of our securities investments which we used or may use in the future as collateral for borrowings against our REPO Facility are subject to rapid changes in value caused by sudden developments, which could lower their values.  This reduction in value could subsequently result in the potential reduced ability or the inability to draw upon certain credit lines, including the REPO Facility, and therefore could reduce the amount of proceeds available to us.

The Operating Partnership’s Private Placement

The Operating Partnership is currently offering undivided tenancy-in-common interests in our properties to accredited investors in a private placement exempt from registration under the Securities Act. We anticipate that these tenancy-in-common interests may serve as replacement properties for stockholders seeking to complete like-kind exchange transactions under Section 1031 of the Code. Additionally, the tenancy-in-common interests sold to stockholders are 100% leased by the Operating Partnership, and such leases contain purchase options whereby our Operating Partnership has the right to acquire the tenancy-in-common interests from the stockholders commencing at the beginning of the 15th month and terminating at the end of the 18th month of the lease in exchange for OP units under Section 721 of the Internal Revenue Code. During the six months ended June 30, 2007, we raised approximately $34.8 million pursuant to our Operating Partnership’s private placement.

Minority Interest Contributions

For the six months ended June 30, 2007, our joint venture partners contributed approximately $14.8 million in equity capital to our consolidated joint ventures in connection with the acquisition of certain of our real properties.

Cash Flow from Operations

For the six months ended June 30, 2007 and 2006, our cash provided by operating activities was approximately $7.3 million and $173,000, respectively.

Significant Uses of Capital

The following discussion describes our significant uses of capital for the six months ended June 30, 2007.  We did not commence formal business operations until the acquisition of our first real property on June 28, 2006.

Real Property Acquisitions

During the six months ended June 30, 2007, we acquired 18 real properties with a gross investment amount of approximately $484.0 million, comprising approximately 4.7 million net rentable square feet.  These assets included (1) four office and office/R&D properties with a total gross investment amount of approximately $108.1 million, comprising approximately 835,000 net rentable square feet, (2) nine industrial properties with a total gross investment amount of approximately $154.8 million, comprising approximately 2.8 million net rentable square feet and (3) five retail properties with a total gross investment amount of approximately $221.1 million, comprising approximately 1.1 million net rentable square feet. These properties were acquired using a combination of (1) net proceeds from our public offering, (2) debt financings, (3) available cash and (4) minority interest equity contributions.  The results of operations for the acquired properties are included in our condensed consolidated statements of operations from the dates of acquisition.

Real Estate Securities Acquisitions

During the six months ended June 30, 2007, the Company acquired real estate securities classified as available-for-sale through purchases in the open market with an aggregate cost of approximately $183.1 million. These purchases consisted of (1) preferred equity securities of various real estate operating companies and real estate investment trusts with an approximate cost of $66.1 million and (2) CMBS and CDOs with an approximate cost of $117.0 million. The cost of these purchases was paid using net proceeds from the Company’s public offering.

During the six months ended June 30, 2007, spreads in the U.S. credit markets widened, which caused us to recognize unrealized losses related to our real estate securities investments.  As of June 30, 2007, there was a net unrealized loss of approximately $6.9 million related to our real estate securities investments, which is included in the accompanying condensed consolidated statement of stockholders’ equity as other comprehensive income, consisting of (1) an unrealized loss of approximately $1.2 million for our investments in preferred equity securities and (2) an unrealized loss of approximately $5.7 million for our CMBS and CDOs.  One of the key drivers for the widening credit spreads has been the recent significant dislocation and liquidity disruption in the sub-prime residential mortgage market.

We have not invested in any real estate securities, including CMBS and CDOs, which contain assets that could be classified as sub-prime residential mortgages.  As such, we currently do not have direct exposure to the sub-prime residential lending market and we are not currently aware of any deterioration in the performance of the underlying loans that comprise our CMBS and CDO assets.  To date, the aggregate of our CMBS and CDO securities assets represents less than 10% of our total assets.  However, the values of many of the securities that we hold are sensitive to the volatility of the credit markets, and many of our securities may be adversely affected by future developments.  In addition, to the extent that turmoil in the credit market continues and/or intensifies, it may have the potential to materially affect both the value of our securities portfolio and/or the availability or the terms of financing that we may anticipate utilizing in order to leverage our securities portfolio.

If we were forced to liquidate our securities portfolio into the current market, we could experience significant losses on these investments.  However, we currently have the intention to hold our real estate securities assets to maturity, although from time to time we may sell any of these assets as part of our overall management of the investment portfolio.

The recent market volatility has also made the valuation of certain of our securities assets more difficult, particularly our CMBS and CDO assets. Management’s estimate of the value of these investments incorporates a combination of independent pricing agency and third-party dealer valuations, as well as comparable sales transactions. However, the methodologies that we use in valuing individual investments are generally based on a variety of estimates and assumptions specific to the particular investments, and therefore actual results related to the investments often vary materially from such estimates and assumptions.

Because there is significant uncertainty in the valuation of, or in the stability of the value of, certain of our securities holdings, the fair value estimates of such investments as reflected in our results of operations may not reflect the prices that we would obtain if such investments were actually sold.  Furthermore, due to the recent market events, many of our investments are subject to rapid changes in value caused by sudden developments which could have a material adverse affect on the value of these investments.

We currently do not know the full extent to which the recent U.S. credit markets disruption will affect us.  However,  we currently do not expect the market developments of which we are aware to have a materially negative impact on our business or our results of operations.  Based upon our available cash balances and outstanding borrowings, we believe we have sufficient liquidity to hold our real estate securities assets to maturity, and we are not dependent upon selling these investments in order to fund our operations or to meet our existing debt service requirements.  Moreover, these market developments may produce a number of attractive investment opportunities for us in the future.  In addition, the majority of our CMBS and CDO assets are LIBOR-based, floating-rate instruments for which the current yields have increased due to the recent increases in the 1-month and 3-month LIBOR rates.

Debt Related Investments

During the six months ended June 30, 2007, the Company acquired approximately $85.8 million in debt related investments, and had a partial repayment on one of its B-notes of approximately $4.4 million.  The debt related investments acquired included (1) investments in mortgage loans of approximately $30.9 million, (2) investments in B-notes of approximately $35.0 million and (3) an investment in mezzanine debt of approximately $19.9 million.  The Company acquired these investments at a net discount of approximately $77,000, which will be amortized to debt related income over the related term of the investments.  There was no debt related investment activity during the six months ended June 30, 2006.

Debt Service Requirements

As of June 30, 2007, we had total outstanding debt and short-term borrowings of approximately $409.5 million.  These borrowings consisted of (1) approximately $404.5 million in secured, non-recourse mortgage notes and (2) approximately $5.0 million in borrowings under our REPO Facility. In addition, we had financing obligations of approximately $73.8 million related to the Operating Partnership’s private placement.  All our borrowings require monthly payments of interest only, with the exception of one mortgage note, which was fully amortizing and had an outstanding balance as of June 30, 2007 of approximately $5.6 million.  Currently, our cash flows from operations are sufficient to satisfy these monthly debt service requirements and financing obligations and we anticipate that cash flows from operations will continue to be sufficient to satisfy our regular monthly debt service and quarterly financing obligation lease payments.  For the six months ended June 30, 2007, our interest expense was approximately $8.4 million, including accrued interest of approximately $2.3 million, non-usage fees under our REPO Facility and the amortization of deferred loan costs. As of June 30, 2006, we had total outstanding debt of approximately $23.5 million, with the interest expense incurred on the debt negligible for the period.

Distributions

The payment of distributions is determined by our board of directors and may be adjusted at its discretion at any time.  Distribution levels are set by our board of directors at a level it believes to be appropriate and sustainable based upon a review of a variety of factors including, but not limited to, the evaluation of existing assets within our portfolio, anticipated acquisitions, projected levels of additional capital to be raised, debt to be incurred in the future and the anticipated results of operations.  In March 2007, our board of directors set the distribution level at an annualized $0.60 per share or OP Unit for the quarter ended June 30, 2007.

The total amount of distributions for the six months ended June 30, 2007 was approximately $20.3 million and was satisfied by two sources:  (1) a cash distribution to stockholders of approximately $8.3 million and (2) a common stock issuance of approximately $12.0 million (approximately 1.26 million shares) pursuant to our distribution reinvestment plan.

We funded our distributions for the six months ended June 30, 2007 of $20.3 million from a combination of (1) funds from operations of approximately $16.8 million and (2) short-term borrowings and borrowings under our REPO Facility of approximately $3.5 million.  Our long-term strategy is to fund the payment of distributions entirely from funds from operations.

Results of Operations

Summary

As a result of the acquisition of real properties, real estate securities and debt related investments discussed previously, and based on the fact that we did not formally commence business operations until June 2006, the results of our operations for the three and six months ended June 30, 2007 reflect significant increases compared with our results of operations for the three and six months ended June 30, 2006.

Six-Month Period Ended June 30, 2007 compared to Six-Month Period Ended June 30, 2006

Rental Revenue

For the six months ended June 30, 2007, we earned rental revenue of approximately $21.4 million from our 32 real properties acquired.  The Company had negligible rental revenue during the six months ended June 30, 2006.

Securities Income

For the six months ended June 30, 2007, we earned income from investments in real estate securities of approximately $5.9 million, which was derived from dividend income earned on preferred equity securities and interest earned on CMBS and CDOs of approximately $2.2 million and $3.7 million, respectively.  We did not have any income from investments in real estate securities during the six months ended June 30, 2006.

Debt Related Income

For the six months ended June 30, 2007, we earned income from debt related investments of approximately $3.9 million.  We earned approximately $1.9 million from our investments in four B-Notes, $1.2 million from our investments in senior participating interests in two mortgage loans, and $815,000 from our investment in a mezzanine loan. We did not have any income from debt related investments during the six months ended June 30, 2006.

Rental Expense

During the six months ended June 30, 2007, we incurred rental expense of approximately $5.9 million. The Company had negligible rental expense during the six months ended June 30, 2006.

Depreciation and Amortization

During the six months ended June 30, 2007, we recorded depreciation and amortization expense of approximately $9.6 million, related to our 32 real properties that we owned during the period. The Company had negligible depreciation and amortization expense during the six months ended June 30, 2006.

General and Administrative Expenses

During the six months ended June 30, 2007, we recorded general and administrative expenses of approximately $1.8 million. The Company had negligible general and administrative expense during the six months ended June 30, 2006.

Asset Management Fees, Related Party

During the six months ended June 30, 2007, our Advisor earned approximately $3.2 million in asset management fees, which was comprised of (1) real property asset management fees of approximately $1.9 million, (2) real estate securities asset management fees of approximately $890,000 and (3) debt related asset management fees of approximately $418,000.  Asset management fees earned by our Advisor during the six months ended June 30, 2006 were negligible.

For a detailed discussion of the asset management fees we pay to our Advisor, see Note 13 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Interest Income

During the six months ended June 30, 2007, we earned interest income of approximately $5.2 million.  Interest income is attributed to interest earned on cash balances held in interest bearing bank accounts and money market mutual funds.   During the six months ended June 30, 2006, we earned interest income of approximately $225,000.

Interest Expense

During the six months ended June 30, 2007, we incurred interest expense of approximately $8.4 million.  Interest expense resulted primarily from approximately (1) $6.0 million related to the issuance of mortgage notes associated with our real property acquisitions, (2) $1.9 million for imputed interest expense on financing obligations associated with our Operating Partnership’s private placement and (3) $461,000 for borrowings on our REPO Facility. Interest expense for the six months ended June 30, 2006 was negligible.

Three-Month Period Ended June 30, 2007 compared to Three-Month Period Ended June 30, 2006

Rental Revenue

For the three months ended June 30, 2007, we earned rental revenue of approximately $13.7 million from our 32 real properties acquired.  The Company had negligible rental revenue during the three months ended June 30, 2006.

Securities Income

For the three months ended June 30, 2007, we earned income from investments in real estate securities of approximately $4.0 million, which is derived from dividend income earned on preferred equity securities and interest earned on CMBS and CDOs of approximately $1.4 million and $2.6 million, respectively.  We did not have any income from investments in real estate securities during the three months ended June 30, 2006.

Debt Related Income

For the three months ended June 30, 2007, we earned income from debt related investments of approximately $2.6 million.  We earned approximately $1.1 million from our investments in four B-Notes, $921,000 from our investments in senior participating interests in two mortgage loans, and $535,000 from our investment in a mezzanine loan. We did not have any income from debt related investments during the three months ended June 30, 2006.

Rental Expense

During the three months ended June 30, 2007, we incurred rental expense of approximately $3.8 million. The Company had negligible rental expense during the three months ended June 30, 2006.

Depreciation and Amortization

During the three months ended June 30, 2007, we recorded depreciation and amortization expense of approximately $6.2 million, related to our 32 real properties that we owned during the period. The Company had negligible depreciation and amortization expense during the three months ended June 30, 2006.

General and Administrative Expenses

During the three months ended June 30, 2007, we recorded general and administrative expenses of approximately $1.0 million. The Company had negligible general and administrative expense during the three months ended June 30, 2006.

Asset Management Fees, Related Party

During the three months ended June 30, 2007, our Advisor earned approximately $1.9 million in asset management fees, which was comprised of (1) real property asset management fees of approximately $1.1 million, (2) real estate securities asset management fees of approximately $551,000 and (3) debt related asset management fees of approximately $269,000.  Asset management fees earned by our Advisor during the three months ended June 30, 2006 was negligible.

For a detailed discussion of the asset management fees we pay to our Advisor, see Note 13 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Interest Income

During the three months ended June 30, 2007, we earned interest income of approximately $2.6 million.  Interest income is attributed to interest earned on cash balances held in interest bearing bank accounts and money market mutual funds.  During the three months ended June 30, 2006, we earned interest income of approximately $225,000.

Interest Expense

During the three months ended June 30, 2007, we incurred interest expense of approximately $5.5 million.  Interest expense resulted primarily from approximately (1) $4.2 million related to the issuance of mortgage notes associated with our real property acquisitions, (2) $1.1 million for imputed interest expense on financing obligations associated with our Operating Partnership’s private placement and (3) $206,000 for borrowings on our REPO Facility.  Interest expense for the three months ended June 30, 2006 was negligible.

Off-Balance Sheet Arrangements

As of June 30, 2007 and December 31, 2006, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Supplemental Earnings Measures

Funds from Operations

We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider funds from operations, or FFO, as defined by NAREIT, to be a useful supplemental measure of our operating performance. FFO is defined as net income, calculated in accordance with GAAP, plus real estate related depreciation and amortization, less gains (or losses) from dispositions of real estate held for investment purposes and adjustments to derive our pro rata share of FFO of consolidated and unconsolidated joint ventures. We consider FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding all operating real estate depreciation and amortization and gains or losses related to sales of previously depreciated operating real estate, FFO can help the investing public compare the operating performance of a company’s real estate between periods or to other companies. The following table presents the calculation of our FFO reconciled from net income for the three and six months ended June 30, 2007 and 2006 (amounts in thousands, except per share information):

Calculation of Funds from Operations

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Reconciliation to Funds From Operations:

Net Income (loss)	$4,655	$(47)	$7,642	$(47)
Add:
Depreciation and amortization	6,214	13	9,632	13
Minority interest share of net income (loss)	(137)	—	(125)	(62)
Less:
FFO attributable to minority interest	(465)	(1)	(762)	62
FFO attributable to common stock	$10,267	$(35)	$16,387	$(34)

FFO per share - basic	$0.13	$(0.01)	$0.24	$(0.04)
FFO per share - diluted	$0.13	$(0.01)	$0.24	$(0.04)

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

As of June 30, 2007, a derivative with a negative fair value of $27,000 was included in other liabilities and a derivative with a positive fair value of $16,000 was included in other assets. During the three and six months ended June 30, 2007, a gain of $55,000 and a loss of $27,000, respectively, was recorded as a result of a collar hedge that was not designated as part of a qualifying hedging relationship under the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. See Note 9 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

ITEM 4.          CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Under the direction of our President and Chief Financial Officer (Principal Executive Officer) and Chief Accounting Officer and Treasurer (Principal Accounting Officer), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the “Exchange Act”)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving failure of persons within Dividend Capital Total Realty Trust Inc. or its affiliates to disclose material information otherwise required to be set forth in our periodic reports. Based on this evaluation, our President and Chief Financial Officer, and Chief Accounting Officer and Treasurer have concluded that, as of the end of such period, our disclosure controls and procedures are effective at the reasonable assurance level.

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

Our board of directors determines our major policies and operations which increases the uncertainties our stockholders face.

Our board of directors determines our major policies, including our policies regarding acquisitions, dispositions, financing, growth, debt capitalization, REIT qualification, redemptions and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face, especially if our board of directors and our stockholders disagree as to what course of action is in the best interest of stockholders.

The availability and timing of cash distributions to our stockholders is uncertain.

We expect to make quarterly distributions to our stockholders. However, we bear all expenses incurred in our operations, which are deducted from cash funds generated by operations prior to computing the amount of cash distributions to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital. We cannot assure our stockholders that sufficient cash will be available to make distributions to our stockholders or that the amount of distributions will increase over time. Should we fail for any reason to distribute at least 90% of our REIT taxable income, we would not qualify for the favorable tax treatment accorded to REITs.

We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire new real properties, real estate securities and debt related investments to expand our operations will be adversely affected.

The net proceeds from our public offering will be used for investments in real properties, real estate securities and debt related investments, operating expenses and for payment of various fees and expenses such as acquisition fees, asset management fees and property management fees. We do not anticipate that we will maintain any permanent working capital reserves. Accordingly, in the event that we develop a need for additional capital in the future for acquisitions, the improvement of our real properties or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire new real properties, real estate securities and debt related investments to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

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

Investors in our public offering do not have preemptive rights to any shares issued by us in the future. We may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of our stockholders’ shares of common stock. This would increase the number of stockholders entitled to distributions without simultaneously increasing the size of our asset base. Our charter authorizes us to issue 1,200,000,000 shares of capital stock, of which 1,000,000,000 shares of capital stock are designated as common stock and 200,000,000 shares of capital stock are designated as preferred stock. Our board of directors may increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. If we ever created and issued preferred stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage:

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

We may acquire co-ownership interests, especially in connection with the Operating Partnership’s intended private placements, such as tenancy-in-common interests in real property, which are subject to certain co-ownership agreements. The co-ownership agreements may limit our ability to encumber, lease, or dispose of our co-ownership interest. Such agreements could affect our ability to turn our investments into cash and could affect cash available for distributions to our stockholders. The co-

ownership agreements could also impair our ability to take actions that would otherwise be in the best interest of our stockholders and, therefore, may have an adverse effect on our results of operations, relative to if the co-ownership agreements did not exist.

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

Our ability to make distributions and achieve our investment objectives is dependent upon the performance of the Advisor in the acquisition, disposition and management of real properties, real estate securities and debt related investments, the selection of tenants for our real properties and the determination of any financing arrangements. In addition, our success depends to a significant degree upon the continued contributions of certain of the Advisor’s key personnel, including John E. Biallas, Troy J. Bloom, John A. Blumberg, John R. Chambers, Thomas I. Florence, James R. Giuliano III, Michael J. Kelly, Karen B. Kulvin, Gregory M. Moran, Glenn R. Mueller, Ph.D., James R. Mulvihill, Gary M. Reiff, Sonya J. Rosenbach and Evan H. Zucker, each of whom would be difficult to replace. We currently do not have key man life insurance on any of the Advisor’s key personnel. If the Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.

Our Advisor’s product specialists may recommend that we enter into transactions with entities that have a relationship or affiliation with them, and our stockholders will not be able to assess the Advisor’s product specialists’ qualifications when deciding whether to make an investment in shares of our common stock.

The Advisor utilizes third party product specialists to assist the Advisor in fulfilling its responsibilities. The strategic alliances between the Advisor and the product specialists provide, in accordance with industry standards, that the product specialists must adhere to a standard of care of commercial reasonableness when performing services on our behalf. The Advisor’s product specialists generally do not owe fiduciary duties to us and may have time constraints and other conflicts of interest due to relationships or affiliations they have with other entities. As a result, these product specialists may recommend that we enter into transactions with such entities, in which case we will not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties. Our stockholders will not be able to assess the qualifications of the Advisor’s product specialists when deciding whether to make an investment in shares of our common stock. Therefore, our stockholders may not be able to determine whether the Advisor’s product specialists are sufficiently qualified or otherwise desirable to work with.

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

The Advisor and its affiliates, including our officers and some of our directors, face conflicts of interest caused by compensation arrangements with us and other Dividend Capital affiliated entities, which could result in actions that are not in the best interests of our stockholders.

The Advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence the Advisor’s advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

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

Further, our Advisor may recommend that we invest in a particular asset or pay a higher purchase price for the asset than it would otherwise recommend if it did not receive an acquisition fee. Certain potential acquisition fees and asset management fees paid to the Advisor and management and leasing fees paid to the Property Manager would be paid irrespective of the quality of the underlying real estate or property management services during the term of the related agreement. As a component of the asset management fee, our Advisor is also entitled to a monthly net operating income-based fee and a fee equal to a percentage of the sales price of a property upon its sale. These fees may incentivize the Advisor to recommend the sale of a property or properties that may not be in our best interest at the time. Investments with higher net operating income growth potential are generally riskier or more speculative. In addition, the premature sale of an asset may add concentration risk to the portfolio or may be at a price lower than if we held on to the property. Moreover, the Advisor has considerable discretion with respect to the terms and timing of acquisition, disposition and leasing transactions. In evaluating investments and other management strategies, the opportunity to earn these fees may lead the Advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as preservation of capital, in order to achieve higher short-term compensation. Considerations relating to our affiliates’ compensation from us and other Dividend Capital affiliated entities could result in decisions that are not in the best interests of our stockholders, which could hurt our ability to pay our stockholders distributions or result in a decline in the value of their investment.

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

We are subject to risks generally incident to the ownership of real property including changes in global, national, regional or local economic, demographic or real estate market conditions. We are unable to predict future changes in national, regional or local economic, demographic or real estate market conditions. For example, a recession or rise in interest rates could make it more difficult for us to lease real properties or dispose of them. In addition, rising interest rates could also make alternative interest bearing and other investments more attractive and therefore potentially lower the relative value of our existing real estate investments. Furthermore, it has been well publicized that the U.S. credit markets have recently experienced significant dislocations and liquidity disruptions. To the extent that these conditions persist and/or deteriorate, it may negatively impact the financial condition of the tenants that occupy our real properties, and, as a result, their ability to pay us rents.  These conditions, or others we cannot predict, may adversely affect our results of operations and returns to our stockholders.

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

Our real properties are subject to property taxes that may increase in the future, which could adversely affect our cash flow.

Our real properties are subject to real and personal property taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. Certain of our leases provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the real properties that they occupy while other leases will generally provide that we are responsible for such taxes. In any case, as the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable government authority(ies). If real property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale. In addition, we will generally be responsible for real property taxes related to any vacant space.

Uninsured losses or premiums for insurance coverage relating to real property may adversely affect our stockholders’ returns.

We attempt to adequately insure all of our real properties against casualty losses. There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders sometimes require commercial property owners to purchase specific coverage against terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our real properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our real properties incurs a casualty loss which is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we cannot assure our stockholders that funding will be available to us for repair or reconstruction of damaged real property in the future.

We compete with numerous other parties or entities for real property investments and tenants and may not compete successfully.

We compete with numerous other persons or entities seeking to buy real property assets or to attract tenants to real properties we already own. These persons or entities may have greater experience and financial strength. There is no assurance that we will be able to acquire real property assets or attract tenants on favorable terms, if at all. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential tenants and pressuring us to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our properties. Each of these factors could adversely affect our results of operations, financial condition, value of our investments and ability to pay distributions to our stockholders.

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

We enter into joint ventures with third parties, including with entities that are affiliated with the Advisor. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

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

We may invest in Canada and Mexico, and potentially elsewhere on a limited basis, to the extent that opportunities exist that may help us meet our investment objectives. To the extent that we invest in real property located outside of the United States, in addition to risks inherent in the investment in real estate generally discussed in our Registration Statement on Form S-11 filed with the SEC on June 11, 2007, we will also be subject to fluctuations in foreign currency exchange rates and the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden associated with complying with a wide variety of foreign laws. Changes in foreign currency exchange rates may adversely impact the fair values and earnings streams of our international holdings and therefore the returns on our non-dollar denominated investments. To the extent that we make real property investments outside of the United States, our principal currency exposures are expected be to the Mexican Peso and the Canadian Dollar, although to the extent that we make investments in other foreign countries we would be subject to additional currency exposure. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations.

RISKS RELATED TO INVESTMENTS IN REAL ESTATE SECURITIES AND DEBT RELATED INVESTMENTS

Our investments in real estate common equity securities will be subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities.

We may invest in real estate common equity securities of both publicly traded and private real estate companies. Investments in real estate common equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate common equity securities generally invest in real estate or real estate related assets and are subject to the inherent risks associated with real estate related investments discussed in this Quarterly Report on Form 10-Q, including risks relating to rising interest rates.

Real estate common equity securities are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in real estate common equity securities are subject to risks of (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in prevailing interest rates, (iii) subordination to the prior claims of banks and other senior lenders to the issuer, (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding real estate common equity securities and the ability of the issuers thereof to repay principal and interest or make distribution payments.

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

The mortgage loans in which we  invest and the mortgage loans underlying the mortgage backed securities in which we invest will be subject to delinquency, foreclosure and loss, which could result in losses to us.

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

The CMBS and CDOs in which we invest are subject to several types of risks.

CMBS are bonds which evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. CDOs are a type of collateralized debt obligation that is backed by commercial real estate assets, such as CMBS, commercial mortgage loans, B-notes, or mezzanine paper. Accordingly, the mortgage backed securities we invest in are subject to all the risks of the underlying mortgage loans.

In a rising interest rate environment, the value of CMBS and CDOs may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of CMBS and CDOs may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities markets as a whole. In addition, CMBS and CDOs are subject to the credit risk associated with the performance of the underlying mortgage properties. In certain instances, third party guarantees or other forms of credit support can reduce the credit risk.

CMBS and CDOs are also subject to several risks created through the securitization process. Subordinate CMBS and CDOs are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes a large percentage of delinquent loans, there is a risk that interest payment on subordinate CMBS and CDOs will not be fully paid. Subordinate securities of CMBS and CDOs are also subject to greater credit risk than those CMBS and CDOs that are more highly rated.

The mezzanine loans in which we invest would involve greater risks of loss than senior loans secured by income-producing real properties.

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

Some of our real estate securities investments may be denominated in foreign currencies and, therefore, we expect to have currency risk exposure to any such foreign currencies. A change in foreign currency exchange rates may have an adverse impact on returns on our non-U.S. dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations. To the extent that we invest in non-U.S. dollar denominated securities, in addition to risks inherent in the investment in securities generally discussed in our Registration Statement on Form S-11 filed with the SEC on June 11, 2007, we will also be subject to risks associated with the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden of complying wide variety of foreign laws.

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

Recent market conditions and the risk of continued market deterioration may cause the value of our real estate securities and preferred equity investments to be reduced.

It has been well publicized that recently the U.S. credit markets and the sub-prime residential mortgage market have experienced severe dislocations and liquidity disruptions.  Sub-prime mortgage loans have recently experienced increased rates of delinquency, foreclosure and loss.  These and other related events have had a significant impact on the capital markets associated not only with sub-prime mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”) and CDOs, but also with the U.S. credit and financial markets as a whole.

We have not invested in any real estate securities, including CMBS and CDOs, that contain assets that could be classified as sub-prime residential mortgages. As such, we currently do not have direct exposure to the sub-prime residential lending market and we are not currently aware of any deterioration in the performance of the underlying loans that comprise our CMBS and CDO assets. To date, the aggregate of our CMBS and CDO securities assets represents less than 10% of our total assets.  However, the values of many of the securities that we hold are sensitive to the volatility of the credit markets, and many of our securities may be adversely affected by future developments.  In addition, to the extent that turmoil in the credit market continues and/or intensifies, it may have the potential to materially affect both the value of our securities portfolio and/or the availability or the terms of financing that we may anticipate utilizing in order to leverage our securities portfolio.

If we were forced to liquidate our securities portfolio into the current market, we could experience significant losses on these investments.  However, we currently have the intention to hold our real estate securities assets to maturity, although from time to time we may sell any of these assets as part of our overall management of the investment portfolio.

The recent market volatility has also made the valuation of certain of our securities assets more difficult, particularly our CMBS and CDO assets. Management’s estimates of the value of these investments incorporates a combination of independent pricing agency and third-party dealer valuations, as well as comparable sales transactions. However, the methodologies that we use in valuing individual investments are generally based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investments therefore often vary materially from such assumptions or estimates.

Because there is significant uncertainty in the valuation of, or in the stability of the value of, certain of our securities holdings, the fair values of such investments as reflected in our results of operations may not reflect the prices that we would obtain if such investments were actually sold.  Furthermore, due to the recent market events, many of our investments are subject to rapid changes in value caused by sudden developments which could have a material adverse affect on the value of these investments.

RISKS ASSOCIATED WITH DEBT FINANCING

Recent turmoil in the credit markets could affect our ability to obtain debt financing on reasonable terms.

The U.S. credit markets have recently experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably.  We currently do not have any prospective real property, securities or debt-related acquisitions for which we are committed that are either dependent upon receiving debt financing or for which the rates have not already been fixed.  However, continued turmoil in the credit markets may negatively impact our ability to access additional debt financing at reasonable terms, which may negatively affect investment returns on future acquisitions or our ability to make acquisitions.  In addition, due to the recent market events, many of our securities investments which have been, and may in the future be used as collateral for borrowings against our REPO Facility are subject to rapid changes in value caused by sudden developments, which could lower their values.  This reduction in value could subsequently result in the potential reduced ability or the inability to draw upon certain credit lines, which could result in the lowering of the amount of proceeds available to us.

We have incurred mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions to our stockholders.

To date we have and we intend to continue to finance a portion of the purchase price of real properties, real estate securities and debt related investments by borrowing funds. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the sum of (a) the aggregate cost of our real property assets before non-cash reserves and depreciation and (b) the aggregate cost of our securities assets. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

High debt levels will cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We have given certain partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross collateralization or cross default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected.

Higher mortgage rates may make it more difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make to our stockholders.

Between June 2004 and the date of this Quarterly Report on Form 10-Q, the Federal Reserve Board has significantly increased short-term interest rates. If mortgage debt is unavailable on reasonable terms as a result of increased interest rates or other factors, we may not be able to finance the initial purchase of properties. In addition, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing securities or by borrowing more money.

Increases in interest rates could increase the amount of our debt payments and therefore negatively impact our operating results.

Interest we pay on our debt obligations will reduce cash available for distributions. To date, we have incurred approximately $48.8 million of variable rate debt, for which increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. Between June 30, 2007, and August 10, 2007, the 3-month LIBOR rate increased by 22 basis points, from 5.36% to 5.58%.  If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties and/or securities at times which may not permit realization of the maximum return on such investments.

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

Many of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity will be uncertain and may depend upon our ability to obtain additional financing or our ability to sell the particular property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In an environment of increasing mortgage rates, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt if mortgage rates are higher at a time a balloon payment is due. In addition, payments of principal and interest made to service our debts, including balloon payments, may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT.

Our derivative financial instruments that we may use to hedge against interest rate fluctuations may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns to our stockholders.

We have utilized derivative financial instruments to hedge exposures to changes in interest rates on certain of our loans secured by our real properties, but no hedging strategy can protect us completely. We have also entered into four, LIBOR-based, forward-starting swaps to hedge our exposure to variability in the cash outflows of expected future fixed-rate debt issuances of approximately $350 million due to fluctuations in the USD-LIBOR swap rate.  We cannot assure our stockholders that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. In addition, the use of such instruments may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income test.

FEDERAL INCOME TAX RISKS

Failure to qualify as a REIT could adversely affect our operations and our ability to make distributions.

We intend to operate in a manner designed to permit us to qualify as a REIT for federal income tax purposes commencing with the taxable year ending December 31, 2006. Although we do not intend to request a ruling from the Internal Revenue Service as to our REIT status, we have received the opinion of our special U.S. federal income tax counsel, Skadden, Arps, Slate, Meagher & Flom LLP, with respect to our qualification as a REIT. This opinion has been issued in connection with our public offering. Investors should be aware, however, that opinions of counsel are not binding on the Internal Revenue Service or on any court. The opinion of Skadden, Arps, Slate, Meagher & Flom LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. Skadden, Arps, Slate Meagher & Flom LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Skadden, Arps, Slate, Meagher & Flom LLP and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of that qualification. See “Federal Income Tax Considerations—REIT Qualification” in our Registration Statement on Form S-11 filed with the SEC on June 11, 2007.

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

We believe that the Operating Partnership will be treated for federal income tax purposes as a partnership and not as an association or as a publicly traded partnership taxable as a corporation. If the Internal Revenue Service were successfully to determine that the Operating Partnership were properly treated as a corporation, the Operating Partnership would be required to pay federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the Operating Partnership and distributions to partners would constitute distributions that would not be deductible in computing the Operating Partnership’s taxable income. In addition, we could fail to qualify as a REIT, with the resulting consequences described above. See “Federal Income Tax Considerations—Federal Income Tax Aspects of the Operating Partnership—Classification as a Partnership” in our Registration Statement on Form S-11 filed with the SEC on June 11, 2007.

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

Even if our stockholders participate in our distribution reinvestment plan, our stockholders will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless our stockholders are a tax-exempt entity, our stockholders may have to use funds from other sources to pay their tax liability on the value of the common stock received.

Distributions payable by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.

Tax legislation enacted in 2003 generally reduces the maximum tax rate for distributions payable by corporations to individuals to 15% through 2008. Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient, rather than the 15% preferential rate. Although this legislation does not adversely affect the taxation of REITs or distributions paid by REITs, the more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock. See “Federal Income Tax Considerations—Taxation of Taxable U.S. Stockholders—Distributions Generally” in our Registration Statement on Form S-11 filed with the SEC on June 11, 2007.

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

See “Federal Income Tax Considerations—Treatment of Tax Exempt Stockholders” section of our Registration Statement on Form S-11 filed with the SEC on June 11, 2007 for further discussion of this issue if our stockholders are a tax-exempt investor.

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

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including shares of stock in other REITs, certain mortgage loans, and mortgage backed securities. The remainder of our investment in securities (other than governmental securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. See “Federal Income Tax Considerations—Operational Requirements—Asset Tests” in our Registration Statement on Form S-11 filed with the SEC on June 11, 2007. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

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

In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in shares of our common stock. We urge our stockholders to consult with their own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

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

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA, on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. We cannot assure our stockholders that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a foreign investor on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock. See “Federal Income Tax Considerations—Special Tax Considerations for Non-U.S. Stock holders—Non-Dividend Distributions” in our Registration Statement on Form S-11 filed with the SEC on June 11, 2007.

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

As of June 30, 2007, we had redeemed 55,541 shares of common stock pursuant to our share redemption program, as further described in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2007	—	$—	—	—
May 1 - May 31, 2007	—	—	—	—
June 1 - June 30, 2007	55,541	9.08	55,541	253,960
Total:	55,541	$9.08	55,541	253,960

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

10.8

Assignment of Sale and Purchase Agreement between Alliance Commercial Partners, LLC, as assignor, and a joint venture between an affiliate of Alliance Commercial Partners and Dividend Capital Total Realty Trust Inc. (Washington Commons, Phase I).†

10.9

Assignment of Sale and Purchase Agreement between Alliance Commercial Partners, LLC, as assignor, and a joint venture between an affiliate of Alliance Commercial Partners and Dividend Capital Total Realty Trust Inc. (Washington Commons, Phase II).†

10.10

Assignment of Sale and Purchase Agreement between Alliance Commercial Partners, LLC, as assignor, and a joint venture between an affiliate of Alliance Commercial Partners and Dividend Capital Total Realty Trust Inc. (Washington Commons, Phase III).†

10.11

Promissory note secured by a deed of trust between a joint venture between an affiliate of Alliance Commercial Partners LLC and Dividend Capital Total Realty Trust Inc. and Bank of America, N.A. (Washington Commons).†

10.12

Management Agreement between a joint venture between an affiliate of Alliance Commercial Partners LLC and Dividend Capital Total Realty Trust Inc. and HP Office Management EU, LLC, as property manager (Washington Commons).†

10.13	Real Estate Purchase and Sale Agreement between Principal Life Insurance Company, as seller, and an affiliate of Dividend Capital Total Realty Trust, Inc., as buyer (Bandera Road).†

10.14	Promissory note secured by a deed of trust between an affiliate of Dividend Capital Total Realty Trust Inc. and Countrywide Commercial Real Estate Finance Inc. (Bandera Road).†

10.15	Management Agreement between an affiliate of Dividend Capital Total Realty Trust Inc. and Cencor Realty Services, as property manager (Bandera Road).†

10.16	First Amendment to Partnership Agreement between TRT Industrial Fund I LLC and DCT Industrial Fund II LLC. †

10.17	Partnership Agreement between TRT Industrial Fund II LLC and DCT Industrial Fund III LLC. †

10.18

Promissory note secured by a deed of trust between affiliates of a joint venture between affiliates of DCT Industrial Trust Inc. and Dividend Capital Total Realty Trust Inc. and Column Financial, Inc. (DCT Joint Venture I Financing).†

10.19	Partnership Agreement of TRT DDR Venture I General Partnership between DDR TRT GP LLC and TRT-DDR Joint Venture I Owner LLC. *

10.20

Contribution and Sale Agreement between JDN Real Estate-Apex L.P., JDN Development Company, Inc., Developers Diversified Realty Corporation, Mt. Nebo Pointe LLC, Centerton Square LLC, as contributors, and a joint venture between an affiliate of Developers Diversified Realty Corporation and Dividend Capital Total Realty Trust Inc. (DDR Portfolio) *

10.21

Promissory note secured by a deed of trust between a joint venture between an affiliate of Developers Diversified Realty Corporation and Dividend Capital Total Realty Trust Inc. and Wachovia Bank, National Association (DDR Portfolio).*

10.22	Real Estate Sale Agreement between Westcore Properties AC, LLC, as buyer, and Concourse Fortune Associates LLC, as seller (Fortune Concourse). *

10.23

Assignment of Purchase and Sale Agreement between Westcore Properties AC, LLC, as assignor, and Westcore-TRT Fortune Concourse LLC, as assignee, a joint venture between affiliates of Westcore Properties AC, LLC and Dividend Capital Total Realty Trust Inc. (Fortune Concourse). *

10.24

Management Agreement between a joint venture between an affiliate of Westcore Properties AC, LLC and Dividend Capital Total Realty Trust Inc. and Wellcorp Properties LLC, as property manager (Fortune Concourse). *

10.25

Purchase and Sale Agreement between Tedeschi Realty Corporation and various entities affiliated with Tedeschi Realty Corporation, as sellers, and an affiliate of Dividend Capital Total Realty Trust Inc., as buyer (New England Retail Portfolio). *

10.26	Promissory note secured by deeds of trust between Dividend Capital Total Realty Trust Inc. and LaSalle Bank National Association (New England Retail Portfolio).*

10.27	Form of Management Agreement between various affiliates of Dividend Capital Total Realty Trust Inc. and KeyPoint Partners LLC, as property manager (New England Retail Portfolio). *

31.1	Rule 13a-14(a) Certification of Principal Executive Officer *

31.2	Rule 13a-14(a) Certification of Principal Accounting Officer *

32.1	Section 1350 Certification of Principal Executive Officer *

32.2	Section 1350 Certification of Principal Accounting Officer *

†                                          Previously filed.

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

Date: August 14, 2007	/s/ JAMES R. GIULIANO, III
James R. Giuliano, III
President and Chief Financial Officer

Date: August 14, 2007	/s/ SONYA J. ROSENBACH
Sonya J. Rosenbach
Chief Accounting Officer and Treasurer

EXHIBIT INDEX

10.1	Sale and Purchase Agreement between Boulevard 40 Office LLC, as seller, and Alliance Commercial Partners LLC, as buyer (40 Boulevard).†

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

10.8

Assignment of Sale and Purchase Agreement between Alliance Commercial Partners, LLC, as assignor, and a joint venture between an affiliate of Alliance Commercial Partners and Dividend Capital Total Realty Trust Inc. (Washington Commons, Phase I).†

10.9

Assignment of Sale and Purchase Agreement between Alliance Commercial Partners, LLC, as assignor, and a joint venture between an affiliate of Alliance Commercial Partners and Dividend Capital Total Realty Trust Inc. (Washington Commons, Phase II).†

10.10

Assignment of Sale and Purchase Agreement between Alliance Commercial Partners, LLC, as assignor, and a joint venture between an affiliate of Alliance Commercial Partners and Dividend Capital Total Realty Trust Inc. (Washington Commons, Phase III).†

10.11

Promissory note secured by a deed of trust between a joint venture between an affiliate of Alliance Commercial Partners LLC and Dividend Capital Total Realty Trust Inc. and Bank of America, N.A. (Washington Commons).†

10.12

Management Agreement between a joint venture between an affiliate of Alliance Commercial Partners LLC and Dividend Capital Total Realty Trust Inc. and HP Office Management EU, LLC, as property manager (Washington Commons).†

10.13	Real Estate Purchase and Sale Agreement between Principal Life Insurance Company, as seller, and an affiliate of Dividend Capital Total Realty Trust, Inc., as buyer (Bandera Road).†

10.14	Promissory note secured by a deed of trust between an affiliate of Dividend Capital Total Realty Trust Inc. and Countrywide Commercial Real Estate Finance Inc. (Bandera Road).†

10.15	Management Agreement between an affiliate of Dividend Capital Total Realty Trust Inc. and Cencor Realty Services, as property manager (Bandera Road).†

10.16	First Amendment to Partnership Agreement between TRT Industrial Fund I LLC and DCT Industrial Fund II LLC.†

10.17	Partnership Agreement between TRT Industrial Fund II LLC and DCT Industrial Fund III LLC. †

10.18

Promissory note secured by a deed of trust between affiliates of a joint venture between affiliates of DCT Industrial Trust Inc. and Dividend Capital Total Realty Trust Inc. and Column Financial, Inc. (DCT Joint Venture I Financing).†

10.19	Partnership Agreement of TRT DDR Venture I General Partnership between DDR TRT GP LLC and TRT-DDR Joint Venture I Owner LLC. *

10.20

Contribution and Sale Agreement between JDN Real Estate-Apex L.P., JDN Development Company, Inc., Developers Diversified Realty Corporation, Mt. Nebo Pointe LLC, Centerton Square LLC, as contributors, and a joint venture between an affiliate of Developers Diversified Realty Corporation and Dividend Capital Total Realty Trust Inc. (DDR Portfolio) *

10.21

Promissory note secured by a deed of trust between a joint venture between an affiliate of Developers Diversified Realty Corporation and Dividend Capital Total Realty Trust Inc.  and Wachovia Bank, National Association (DDR Portfolio).*

10.22	Real Estate Sale Agreement between Westcore Properties AC, LLC, as buyer, and Concourse Fortune Associates LLC, as seller (Fortune Concourse). *

10.23

Assignment of Purchase and Sale Agreement between Westcore Properties AC, LLC, as assignor, and Westcore-TRT Fortune Concourse LLC, as assignee, a joint venture between affiliates of Westcore Properties AC, LLC and Dividend Capital Total Realty Trust Inc. (Fortune Concourse). *

10.24

Management Agreement between a joint venture between an affiliate of Westcore Properties AC, LLC and Dividend Capital Total Realty Trust Inc. and Wellcorp Properties LLC, as property manager (Fortune Concourse). *

10.25

Purchase and Sale Agreement between Tedeschi Realty Corporation and various entities affiliated with Tedeschi Realty Corporation, as sellers, and an affiliate of Dividend Capital Total Realty Trust Inc., as buyer (New England Retail Portfolio). *

10.26	Promissory note secured by deeds of trust between Dividend Capital Total Realty Trust Inc. and LaSalle Bank National Association (New England Retail Portfolio).*

10.27	Form of Management Agreement between various affiliates of Dividend Capital Total Realty Trust Inc. and KeyPoint Partners LLC, as property manager (New England Retail Portfolio). *

31.1	Rule 13a-14(a) Certification of Principal Executive Officer *

31.2	Rule 13a-14(a) Certification of Principal Accounting Officer *

32.1	Section 1350 Certification of Principal Executive Officer *

32.2	Section 1350 Certification of Principal Accounting Officer *

†                     Previously filed.

*                    Filed herewith.