Form 10-Q
period 2007-09-30
Dividend Capital Total Realty Trust Inc.
filed 2007-11-14
CIK 1327978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

As of October 31, 2007, 107,930,440 shares of common stock of Dividend Capital Total Realty Trust Inc., par value $0.01 per share, were outstanding.

Dividend Capital Total Realty Trust Inc.

Form 10-Q
September 30, 2007
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share information)

	As of	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Investments in real property:
Land	$289,380	$56,102
Building and improvements	700,657	168,936
Intangible lease assets	131,661	34,184
Accumulated depreciation and amortization	(23,090)	(2,591)
Total net investments in real property	1,098,608	256,631

Investments in real estate securities	206,592	48,179
Debt related investments	102,672	28,256
Total net investments	1,407,872	333,066

Cash and cash equivalents	289,569	67,317
Restricted cash	12,052	1,782
Subscriptions receivable	2,780	43,067
Other assets, net	27,280	7,739
Total Assets	$1,739,553	$452,971

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses (including $2,246 and $4,305 due to affiliates as of September 30, 2007 and December 31, 2006, respectively)	$12,372	$6,469
Dividends payable	14,576	2,729
Mortgage notes	671,737	84,450
Master repurchase facility	—	10,919
Short term borrowings	40,000	—
Financing obligations	92,359	39,017
Intangible lease liabilities, net	24,427	4,180
Unsettled securities purchases	—	8,246
Other liabilities (including $0 and $1,128 due to affiliates as of September 30, 2007 and December 31, 2006, respectively)	18,477	3,167
Total Liabilities	873,948	159,177

Minority Interests	19,027	10,249

Stockholders’ Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 103,038,975 and 32,304,902 shares issued and outstanding, as of September 30, 2007 and December 31, 2006, respectively	1,030	323
Additional paid-in capital	927,271	286,391
Distributions in excess of earnings	(29,393)	(4,142)
Accumulated other comprehensive income (loss)	(52,330)	973
Total Stockholders’ Equity	846,578	283,545
Total Liabilities and Stockholders’ Equity	$1,739,553	$452,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share information)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

REVENUE:
Rental revenue	$22,643	$1,337	$44,050	$1,361
Securities income	4,561	305	10,425	305
Debt related income	2,569	—	6,453	—
Gain on sale of securities	—	28	—	28
Total Revenue	29,773	1,670	60,928	1,694

EXPENSES:
Rental expense	5,846	409	11,764	411
Depreciation and amortization	9,815	554	19,447	567
General and administrative expenses	1,236	366	2,948	690
Asset management fees, related party	2,660	203	5,851	223
Total Operating Expenses	19,557	1,532	40,010	1,891

Operating Income (Loss)	10,216	138	20,918	(197)

Other Income (Expenses):
Interest income	3,375	455	8,563	680
Interest expense	(11,951)	(521)	(20,323)	(521)
Income (Loss) Before Minority Interests	1,640	72	9,158	(38)

Minority Interests	304	3	428	66

NET INCOME	$1,944	$75	$9,586	$28

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	97,051	7,657	77,572	3,333
Diluted	97,071	7,677	77,592	3,353
NET INCOME PER COMMON SHARE
Basic	$0.02	$0.01	$0.12	$0.01
Diluted	$0.02	$0.01	$0.12	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2007
(Unaudited)
(In thousands)

					Accumulated
			Additional	Distributions in	Other	Total
	Common Stock		Paid-in	Excess of	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, December 31, 2006	32,305	$323	$286,391	$(4,142)	$973	$283,545
Comprehensive income (loss):
Net income	—	—	—	9,586	—	9,586
Net unrealized loss from available-for-sale securities	—	—	—	—	(41,193)	(41,193)
Cash flow hedging derivatives	—	—	—	—	(12,110)	(12,110)
Comprehensive income (loss)						(43,717)

Issuance of common stock, net of offering costs	70,876	708	642,166	—	—	642,874
Redemptions of common stock	(142)	(1)	(1,293)			(1,294)
Amortization of stock based compensation	—	—	7	—	—	7
Distributions on common stock	—	—	—	(34,837)	—	(34,837)

Balances, September 30, 2007	103,039	$1,030	$927,271	$(29,393)	$(52,330)	$846,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	For the nine months ended September 30,
	2007	2006

OPERATING ACTIVITIES:
Net income	$9,586	$28
Minority interests	(428)	(66)
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate depreciation and amortization	19,004	567
Other depreciation and amortization	675	31
Gain on sale of securities	—	(28)
Changes in operating assets and liabilities:
Increase in restricted cash	(10,133)	(320)
Increase in other assets	(10,823)	(1,198)
Increase in accounts payable and accrued expenses	8,930	2,416
Increase in other liabilities	1,759	2,269
Net cash provided by operating activities	18,570	3,699

INVESTING ACTIVITIES:
Investment in real property	(839,010)	(95,079)
Decrease (increase) in deferred acquisition costs	709	(96)
Investment in real estate securities	(207,851)	(26,686)
Proceeds from sales of real estate securities	—	972
Investments in debt related investments	(87,069)	(5,759)
Principal collections on debt related investments	12,665	—
Net cash used in investing activities	(1,120,556)	(126,648)

FINANCING ACTIVITIES:
Decrease in accounts receivable, related party organization and offering costs	—	201
Mortgage note proceeds	587,284	47,500
Mortgage note principal repayments	(49)	—
Repayment of master repurchase facility	(10,919)	—
Short term borrowings	40,000	500
Financing obligation proceeds	53,342	—
Decrease in restricted cash	(136)	—
Increase in deferred financing costs	(10,105)	(154)
Proceeds from minority interest contributions	23,802	2,780
Proceeds from sale of common stock	733,103	99,882
Offering costs for issuance of common stock, related party	(66,551)	(9,715)
Redemption of common shares	(1,295)	—
Settlement of cash flow hedging derivative	(241)	—
Distributions to minority interest holders	(14,587)	—
Distributions to common stockholders	(9,417)	(128)
Amortization of stock compensation	7	4
Net cash provided by financing activities	1,324,238	140,870
`
NET INCREASE IN CASH AND CASH EQUIVALENTS	222,252	17,921

CASH AND CASH EQUIVALENTS, beginning of period	67,317	2
CASH AND CASH EQUIVALENTS, end of period	$289,569	$17,923

Supplemental Disclosure of Cash Flow Information:
Assumed mortgages	$13,338	$—
Amount issued in common stock pursuant to the distribution reinvestment plan	$13,582	$181
Cash paid for interest	$16,591	$396

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                       ORGANIZATION

Dividend Capital Total Realty Trust Inc. (the “Company”) is a Maryland corporation formed on April 11, 2005 to invest in a diverse portfolio of real properties, real estate securities and debt related investments. The Company’s targeted investments include (1) direct investments in real properties, consisting of office, industrial, retail, multifamily, lodging and other properties, primarily located in North America, (2) investments in real estate securities, including securities issued by other real estate companies, commercial mortgage backed securities (“CMBS”), collateralized debt obligations (“CDOs”) and similar investments and (3) certain debt related investments, including mortgage notes secured by real estate, participations in mortgage loans, B-notes, mezzanine debt and other related investments. As used herein, “the Company,” “we” and “us” refer to Dividend Capital Total Realty Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires.

We operate in a manner to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. Our REIT status became effective during September 2007 when we filed our corporate tax return for the taxable year ended December 31, 2006. The Company utilizes an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of its assets through its operating partnership, Dividend Capital Total Realty Operating Partnership L.P. (the “Operating Partnership”).

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

On May 4, 2005, our Operating Partnership issued 20,000 operating partnership units (“OP Units”) to the Advisor in exchange for $200,000, representing an approximate 99% limited partnership interest. On May 4, 2005, the Operating Partnership issued 100 Special Operating Partnership Units (“Special Units”) (see Note 15) to Dividend Capital Total Advisors Group LLC, the parent of the Advisor, in exchange for $1,000. As of September 30, 2007, the Operating Partnership was less than 0.1% owned by the Advisor and the parent of the Advisor and more than 99.9% owned by the Company. The holders of OP Units have the right to convert their OP Units into cash or, at the option of the Company, into an equal number of shares of common stock of the Company, or a combination of both, as allowed by the Operating Partnership’s agreement. The remaining rights of the holders of OP Units are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the Operating Partnership’s assets.

As of September 30, 2007, we had net investments of approximately $1.4 billion, comprised of approximately (1) $1.1 billion in real property, net of accumulated depreciation, (2) $206.6 million in real estate securities, net of dispositions, and (3) $102.7 million in debt related investments, net of repayments. As of December 31, 2006, we had net investments of approximately $333.1 million, comprised of approximately (1) $256.6 million in real property, net of accumulated depreciation, (2) $48.2 million in real estate securities, net of dispositions, and (3) $28.3 million in debt related investments.

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

For the nine months ended September 30, 2007, we recognized upon acquisition gross additional intangible assets for acquired in-place leases, above market leases, and intangible liabilities for acquired below market leases, of approximately $92.9 million, $5.8 million and $21.7 million, respectively. For the year ended December 31, 2006, we recognized upon acquisition gross additional intangible assets for acquired in-place leases, above market leases, and intangible liabilities for acquired below market leases, of approximately $31.3 million, $2.9 million, and $4.4 million, respectively.

Above market lease assets are amortized as a reduction in rental revenue over the corresponding lease term. Below market lease liabilities are amortized as an increase in rental revenue over the corresponding lease term. Intangible in-place lease assets are amortized over the average term of leases for a property. For the three and nine months ended September 30, 2007, the Company amortized approximately $5.4 million and $10.4 million of intangible in-place lease assets, respectively, $585,000 and $1.2 million of above market lease assets, respectively, and $902,000 and $1.5 million of below market lease liabilities, respectively. For the three and nine months ended September 30, 2006, the Company amortized approximately $394,000 and $402,000 of intangible in-place lease assets, respectively, $96,000 and $99,000 of above market lease assets, respectively, and $69,000 and $71,000 of below market lease liabilities, respectively. In addition, we allocate a portion of the purchase price to the estimated value of customer relationships, if any. As of September 30, 2007 and 2006, we had not recorded any estimated value to customer relationships.

We write off any remaining intangible asset or liability balances when a tenant terminates a lease before the stated lease expiration date. For the three and nine months ended September 30, 2007, we wrote off intangible in-place lease assets of approximately $116,000 and above market lease assets of approximately $10,000, due to the early termination of a lease. In connection with this early termination, we recognized a one-time gain of $300,000, which is included in rental revenues in the accompanying condensed consolidated statements of operations. There were no write-offs due to the termination of leases for the three and nine months ended September 30, 2006.

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

Impairment — Investments in Real Property

We review our investments in real property individually on a quarterly basis to determine their appropriate classification, as well as whether there are indicators of impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The investments in real property are either classified as held-for-sale or held and used based on outlined criteria in SFAS No. 144. As of September 30, 2007 and December 31, 2006, all of our investments in real property have been analyzed and appropriately classified as held and used. These held and used assets are reviewed for indicators of impairment which may include, among others, the tenant’s inability to make rent payments, operating losses or negative operating trends at the property level, notification by a tenant that it will not renew its lease, a decision to dispose of a property or adverse changes in the fair value of any of our properties. If indicators of impairment exist on the held and used assets, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is greater than the current net book value, in accordance with SFAS No. 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than its current net book value, we recognize an impairment loss for the difference between the net book value of the property and its estimated fair value. If a property is classified as held-for-sale, we recognize an impairment loss if the current net book value of the property exceeds its fair value less selling costs. If our assumptions, projections or estimates regarding a property change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the property. As of September 30, 2007 and December 31, 2006, we did not record any impairment charges to our real properties.

Revenue Recognition - Real Property

We record rental revenue for the full term of each lease on a straight-line basis. Certain properties have leases that offer the customer a period of time where no rent is due or rent payments increase during the term of the lease. Accordingly, we record a receivable from tenants for rent that we expect to collect over the remaining lease term rather than currently, which is recorded as straight-line rents receivable. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. For the three and nine months ended September 30, 2007, the total increase to rental revenue due to straight-line rent adjustments was approximately $816,000 and $1.5 million, respectively. For the three and nine months ended September 30, 2006, the total increase to rental revenue due to straight-line rent adjustments was approximately $84,000 and $85,000, respectively.

Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as rental revenue. Tenant recovery income recognized as rental revenue for the three and nine months ended September 30, 2007, was approximately $4.7 million and $9.1 million, respectively. Tenant recovery income recognized as rental revenue for the three and nine months ended September 30, 2006, was approximately $283,000 and $287,000, respectively.

In connection with real property acquisitions, we may acquire leases with rental rates above and/or below the market rental rates. Such differences are recorded as an intangible asset or liability pursuant to SFAS No. 141 and amortized to rental revenue over the life of the respective leases.

Investments in Real Estate Securities

Investments in real estate securities consist primarily of securities such as common equities, preferred equities, convertible preferred securities, CMBS, CDOs and other related securities types. Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), requires the Company to classify its investments in real estate securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its investments in real estate securities until maturity, it may, from time to time sell any of these assets as part of its overall management of its portfolio. Accordingly, SFAS No. 115 requires the Company to classify all of its real estate securities assets as available-for-sale. All assets classified as available-for-sale are reported at estimated fair value based upon market prices from independent sources, with unrealized gains and losses excluded from earnings and reported as a separate component within stockholders’ equity, referred to as other comprehensive income (loss).

As of September 30, 2007 and December 31, 2006, all of the Company’s investments in real estate securities were classified as available-for-sale in the accompanying condensed consolidated balance sheets. As of each of these dates, the Company’s investments in real estate securities were comprised entirely of (1) preferred equity securities and (2) CMBS and CDOs.

Impairment – Investments in Real Estate Securities

In accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS No. 115-1/124-1”), we evaluate debt and equity securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to hold an investment for a reasonable period of time sufficient to allow for a forecasted recovery of fair value. Unrealized losses on real estate securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to other-than-temporary factors, are recognized in income and the cost basis of the real estate securities is adjusted. As of September 30, 2007 and December 31, 2006, those debt and equity securities with losses were only temporary, and therefore no other-than-temporary impairment losses were recognized in the accompanying condensed consolidated statements of operations.

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

Debt Related Investments

Debt related investments consist primarily of real estate related whole mortgage loans, participating mortgage loans, B-notes, mezzanine debt, bridge loans, and other debt related investment types. As of September 30, 2007, the Company’s debt related investments consisted of (1) a senior participating interest in one mortgage loan, (2) four B-notes and (3) one mezzanine loan. As of December 31, 2006, the Company’s debt related investments consisted of (1) a senior participating interest in one mortgage loan and (2) two B-notes. Debt related investments are considered held for investment, as the Company has both the intent and ability to hold these investments until maturity. Accordingly, these assets are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loans or investments are deemed to be impaired.

Impairment — Debt Related Investments

We review our debt related investments on a quarterly basis, and more frequently when such an evaluation is warranted, to determine if impairment exists in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”). A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the agreement. When a loan is deemed impaired, the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. As of September 30, 2007 and December 31, 2006, there was no impairment losses recognized for our debt related investments in the accompanying condensed consolidated statements of operations.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments such as money market mutual funds or investments purchased with original maturities of three months or less. As of September 30, 2007 and December 31, 2006, we have not realized any losses in such cash accounts or investments and believe that we are not exposed to any significant credit risk.

Restricted Cash

Restricted cash consists primarily of property-related escrow accounts, deposits related to potential future financing activities and cash held in operating accounts to which we have subordinate rights to another party. As of September 30, 2007 and December 31, 2006, we have not realized any losses in such restricted cash accounts or investments and believe that we are not exposed to any significant credit risk.

Subscriptions Receivable

Subscriptions receivable consists of subscriptions to purchase shares of our common stock through our public offering for which we had not yet received the cash proceeds as of the balance sheet date. The Company records subscriptions receivable in accordance with Emerging Issues Task Force Issue No. 85-1, Classifying Notes Received for Capital Stock. All cash proceeds not collected as of September 30, 2007 and December 31, 2006 were collected in the respective subsequent period.

Collectibility of Receivables

We evaluate the collectibility of our rent and other receivables on a regular basis based on factors including, among others, payment history, the financial strength of the tenant or borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. As of September 30, 2007 and December 31, 2006, we had allowances included in the caption other assets, net, of approximately $100,000 and $70,000, respectively. If our assumptions or estimates regarding the collectibility of a receivable change in the future, we may have to record allowances to reduce or further reduce the carrying value of the receivable.

Stock-Based Compensation

On January 12, 2006, the Company adopted a stock-based equity incentive plan (see Note 13). As of September 30, 2007 and December 31, 2006, the Company had granted 45,000 options and 30,000 options, respectively, to its independent directors pursuant to the equity incentive plan. The Company accounts for its equity incentive plan under the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) and its related interpretations. Options granted under our equity incentive plan are valued using the Black-Scholes option-pricing model and are amortized to salary expense on a straight-line basis over the benefit period. Such expense is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

Income Taxes

We qualified as a REIT under the Internal Revenue Code of 1986 (the “Code”), as amended, beginning with the taxable year ended December 31, 2006 when we filed our corporate tax return in September 2007. As a REIT, we generally will not be subject to federal income taxes on net income that we distribute to our stockholders. We intend to make timely distributions sufficient to satisfy the annual distribution requirements. We believe we are organized and operate in such a manner and intend to operate in the foreseeable future in such a manner to qualify as a REIT for federal income tax purposes. We may, however, be subject to certain state and local taxes. Our taxable REIT subsidiary, DCTRT Leasing Corporation, is subject to federal, state, and local taxes.

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

3.                       INVESTMENTS IN REAL PROPERTY

During the nine months ended September 30, 2007, we acquired 42 real properties with a gross investment amount of approximately $861.8 million, comprising approximately 6.4 million net rentable square feet. These assets included (1) six office and office/R&D properties with a total gross investment amount of approximately $136.8 million, comprising approximately 948,000 net rentable square feet, (2) nine industrial properties with a total gross investment amount of approximately $154.8 million, comprising approximately 2.8 million net rentable square feet and (3) 27 retail properties with a total gross investment amount of approximately $570.2 million, comprising approximately 2.6 million net rentable square feet. These properties were acquired using a combination of (1) net proceeds from our public and private offerings, (2) debt financings, (3) available cash, and (4) minority interest equity contributions. The results of operations for the acquired properties are included in our condensed consolidated statements of operations from the respective dates of acquisition.

The table below summarizes the Company’s investments in real property as of September 30, 2007 (amounts in thousands):

Real Property	Land	Building and Improvements	Intangible Lease Assets	Gross Investment Amount	Intangible Lease Liability	Total Investment Amount
Total Office and Office/R&D Properties	$72,388	$152,236	$43,421	$268,045	$(2,836)	$265,209
Total Industrial Properties	41,288	213,856	28,263	283,407	(3,211)	280,196
Total Retail Properties	175,704	334,565	59,977	570,246	(20,101)	550,145
Total	$289,380	$700,657	$131,661	$1,121,698	$(26,148)	$1,095,550
Accumulated depreciation/amortization	—	(10,073)	(13,017)	(23,090)	1,721	(21,369)
Total Net Book Value	$289,380	$690,584	$118,644	$1,098,608	$(24,427)	$1,074,181

4.        INVESTMENTS IN REAL ESTATE SECURITIES

During the nine months ended September 30, 2007, the Company acquired real estate securities classified as available-for-sale through purchases in the open market with an aggregate cost of approximately $199.6 million. These purchases consisted of (1) preferred equity securities of various real estate operating companies and real estate investment trusts with an approximate cost of $82.6 million and (2) CMBS and CDOs with an approximate cost of $117.0 million. These assets were acquired using a combination of net proceeds from the Company’s public offering and available cash.

As of September 30, 2007, the fair market value of our real estate securities was approximately $206.6 million, consisting of a fair market value of approximately (1) $91.6 million for our investments in preferred equity securities and (2) $115.0 million for our investments in CMBS and CDOs. As of September 30, 2007, there was a net unrealized loss of approximately $40.2 million related to our real estate securities investments, which is included in the accompanying condensed consolidated statement of stockholders’ equity as other comprehensive income (loss), consisting of (1) an unrealized loss of approximately $11.1 million for our investments in preferred equity securities and (2) an unrealized loss of approximately $29.1 million for our CMBS and CDOs.

Our investments in CMBS and CDOs have contractual maturities ranging from 2016 through 2052.

5.        DEBT RELATED INVESTMENTS

During the nine months ended September 30, 2007, the Company acquired approximately $87.1 million in debt related investments, and had a partial repayment of approximately $4.4 million on one of its B-notes and a full repayment of approximately $8.3 million on one of its senior participating interests in a mortgage loan. The debt related investments acquired included (1) investments in senior participating interests in mortgage loans of approximately $32.2 million, (2) investments in B-notes of approximately $35.0 million and (3) an investment in mezzanine debt of approximately $19.9 million. The Company acquired these investments at an aggregate net discount of approximately $77,000, which will be amortized to debt related income over the related term of the investments.

Under one of the loan agreements for the mortgage loans described above, the Company has a conditional obligation to fund additional aggregate borrowings of approximately $7.3 million over the terms of the respective loans.

6.        MORTGAGE NOTES

The aggregate principal amount of mortgage notes as of September 30, 2007 and December 31, 2006, was approximately $671.7 million and $84.5 million, respectively. Mortgage notes were secured by real property with an aggregate net book value of approximately $998.2 million and $128.8 million as of September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007, approximately $242.4 million of mortgage notes were subject to interest rates at spreads of 0.95% to 1.60% over one-month LIBOR, and approximately $429.3 million of mortgage notes were subject to fixed interest rates ranging from 5.25% to 7.90%. As of December 31, 2006, all mortgage notes were subject to fixed interest rates ranging from 5.60% to 6.05%. The weighted average interest rate for mortgage notes as of September 30, 2007 was 5.94%. All mortgage notes were payable monthly and were interest only as of September 30, 2007, with the exception of three mortgage notes, which were fully amortizing, and had outstanding balances as of September 30, 2007 totaling approximately $13.3 million. Mortgage notes outstanding as of September 30, 2007 had maturity dates ranging from June 2009 through September 2036.

7.        MASTER REPURCHASE FACILITY

On October 26, 2006, the Company closed a master repurchase facility with JP Morgan Chase Bank, N.A. (the “REPO Facility”). The REPO Facility provided a borrowing capacity of $200 million with an initial maturity date of October 2007, subject to extension, with a final maturity date of October 2009. In addition, the Company entered into a guarantee agreement (the “Guarantee Agreement”) with JP Morgan Chase Bank, N.A. on October 26, 2006 in connection with the REPO Facility.

On August 13, 2007, we gave notice to JP Morgan Chase Bank, N.A. of our intent to repay approximately $1.8 million in remaining outstanding borrowings under the REPO Facility, which we repaid on August 15, 2007. On August 17, 2007, we terminated the REPO Facility and the Guarantee Agreement. The Company did not incur any penalties in connection with the termination of the REPO Facility and the Guarantee Agreement.

For the three and nine months ended September 30, 2007, we had incurred interest expense, including REPO Facility non-usage and exit fees and amortization of related loan costs, of approximately $544,000 and $1.0 million, respectively. All of the associated loan costs for the REPO Facility have been written off as of September 30, 2007, and are reflected in the accompanying condensed consolidated statements of operations, as interest expense. The REPO Facility required interest at spreads of 0.05% to 2.15% over one-month LIBOR.

As of December 31, 2006, we had aggregate borrowings on the REPO Facility of approximately $10.9 million at a weighted average rate of LIBOR plus 0.68%. The one-month LIBOR as of December 31, 2006 was 5.32%. These transactions are presented as secured borrowing obligations under the caption of master repurchase facility in our condensed consolidated balance sheets. As of December 31, 2006, the carrying values of the real estate securities, debt related investments, and investments in real property pledged as collateral under the REPO Facility were approximately $3.0 million, $7.0 million, and $10.2 million, respectively.

8.        SHORT TERM BORROWINGS

In July 2006, the Company established a securities margin account with an independent, third-party commercial lender intended to enable the Company to borrow funds for various purposes secured by the Company’s preferred equity securities (Note 4). Pursuant to this securities margin account, the Company has the capacity to borrow up to 65% of the market value of any eligible real estate security held in the account. As of September 30, 2007, $40 million was outstanding on the securities margin account. The borrowings were used for general corporate and investment purposes. Borrowings associated with this securities margin account are charged interest at a rate of one-month LIBOR plus 50 basis points. As of December 31, 2006, no amounts were outstanding on this securities margin account.

9.        FINANCING OBLIGATIONS

The Operating Partnership is currently offering undivided tenancy-in-common interests in certain properties to accredited investors in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), which is included in financing obligations in the accompanying condensed consolidated balance sheets. We anticipate that these tenancy-in-common interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Additionally, the tenancy-in-common interests sold to accredited investors will be 100% leased by the Operating Partnership. Additionally, the Operating Partnership will be given a purchase option giving it the right, but not the obligation, to acquire the tenancy-in-common interests from the investors at a later point in time in exchange for partnership units in the Operating Partnership under Section 721 of the Code (under a prior program administered by the Operating Partnership, such options were granted in the lease itself, and the Operating Partnership continues to hold these options as well).

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

During the nine months ended September 30, 2007, we raised approximately $53.3 million from the sale of undivided tenancy-in-common interests in five properties, which is included in financing obligations in the accompanying condensed consolidated balance sheets pursuant to SFAS No. 98, Accounting for Leases (“SFAS No. 98”). We have leased the undivided interests sold to unrelated third parties, and in accordance with SFAS No. 98, rental payments made to third parties under the lease agreements are recognized as imputed interest expense using the interest method. In addition, the Operating Partnership is separately granted an option to purchase each undivided tenancy-in-common interest after a certain period of time in exchange for Operating Partnership units (under a prior program administered by the Operating Partnership, such options were granted in the lease itself, and the Operating Partnership continues to hold these options as well).

During the three and nine months ended September 30, 2007, we recorded imputed interest expense related to the above financing obligations of approximately $1.3 million and $3.0 million, respectively. Additionally, we incurred approximately $1.3 million and $3.0 million of rental expense for the three and nine months ended September 30, 2007, respectively, under various lease agreements with these third-party investors. A portion of such amounts was accounted for as an increase of the principal outstanding balance of the financing obligations and a portion was accounted for as an increase to accrued interest in the accompanying condensed consolidated balance sheets. The various lease agreements in place as of September 30, 2007 contain expiration dates ranging from April 2018 to March 2022.

During the three and nine months ended September 30, 2007, the Operating Partnership incurred upfront costs of approximately $1.8 million and $5.3 million, respectively, payable to our Advisor and other affiliates for effecting these transactions which are accounted for as deferred loan costs. Such deferred loan costs are included in other assets in the condensed consolidated balance sheets and amortized to interest expense over the life of the financing obligation. If the Operating Partnership elects to exercise any purchase option as described above and issue OP Units, the unamortized up-front fees and expense reimbursements paid to affiliates will be recorded against minority interest of the Operating Partnership as a selling cost of the OP Units. If the Operating Partnership does not elect to exercise any such purchase option, we will continue to account for these transactions as a financing obligation because we will continue to sublease 100% of the properties and will therefore not meet the definition of “active use” set forth in SFAS No. 98.

As of September 30, 2007, the Operating Partnership had not exercised any purchase options to buy any tenancy-in-common interests it had previously sold.

10.                HEDGING ACTIVITIES

During the nine months ended September 30, 2007, the Company entered into a zero-cost collar to manage its exposure to changes in interest rates associated with the floating rate mortgage note entered into related to the acquisition of 40 Boulevard. At inception, the collar was not designated as part of a qualifying hedging relationship under the requirements of

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result, a $115,000 unrealized loss, equaling the entire change in value of the collar, was recorded in other income and expense in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2007. Accordingly, at September 30, 2007, the collar, with a negative fair value of $115,000, was included in other liabilities in the accompanying condensed consolidated balance sheets. The Company did not have any hedging activities prior to this transaction.

During April 2007, the Company entered into two, $50.0 million 90-day, forward-starting swaps to mitigate the effect on cash outflows attributable to changes in the 10-year LIBOR swap-rate related to the $110.0 million fixed-rate, mortgage note issued in conjunction with the acquisition of Beaver Creek, Centerton Square, and Mt. Nebo Pointe (the “DDR Portfolio”). These forward-starting interest rate swaps were designated as cash flow hedges. These swaps were terminated in April 2007, when the Company entered into a rate-lock agreement with the lender. The hedge had a realized loss of approximately $241,000, which was recorded to accumulated other comprehensive income (loss) in the accompanying condensed consolidated statement of stockholders’ equity. This amount is being amortized over the life of the note into interest expense in the accompanying condensed consolidated statements of operations, and as of September 30, 2007, approximately $10,000 had been amortized.

During May 2007, the Company entered into a two-year, LIBOR-based, interest rate cap to protect against adverse changes in the LIBOR swap rate above the strike rate of the cap on the variable-rate mortgage note issued in conjunction with the acquisition of Fortune Concourse in May 2007. This interest rate cap is designated as a cash flow hedge. During the nine months ended September 30, 2007, we recorded an unrealized loss of approximately $5,000 related to this interest rate cap, which was recorded to accumulated other comprehensive income (loss) in the accompanying condensed consolidated statement of stockholders’ equity.

During July 2007, the Company entered into four, LIBOR-based, forward-starting swaps with maturities ranging from February 2018 to February 2019 in anticipation of expected future fixed-rate debt issuances of approximately $350.0 million. These swaps hedge against changes in the LIBOR forward curve between the trade date of the swaps and the issuance dates of the debt by locking in the interest component of the fixed-rate. All of these forward-starting interest rate swaps have been designated as cash flow hedges. As of September 30, 2007, the aggregate unrealized loss relating to these swaps was approximately $11.8 million, which was recorded to accumulated other comprehensive income (loss) in the accompanying condensed consolidated statement of stockholders’ equity.

During August 2007, the Company entered into a two-year, LIBOR-based, interest rate cap to protect against adverse changes in the LIBOR (as defined below) swap rate above the strike rate of the cap on the variable-rate mortgage note issued in conjunction with the acquisition of the New England Retail Portfolio in August 2007 for $194.0 million. This interest rate cap has been designated as a cash flow hedge. During the nine months ended September 30, 2007, we recorded an unrealized loss of approximately $32,000 related to this hedge, which was recorded in accumulated other comprehensive income (loss) in the accompanying condensed consolidated statement of stockholders’ equity.

11.     MINORITY INTERESTS

Minority interests consisted of the following as of September 30, 2007 (amounts in thousands):

September 30, 2007
Joint Venture Partnership Interests	$18,904
OP Units	122
Special Units	1
Total	$19,027

Joint Venture Partnership Interests

During the nine months ended September 30, 2007, the Company had entered into seven joint ventures that are consolidated by the Company in the accompanying condensed consolidated financial statements. The Company presents contributions, distributions and equity in earnings of the respective joint venture partners as minority interests. For the nine months ended September 30, 2007 and September 30, 2006, joint venture partners had contributed approximately $23.8 million and $2.8 million, respectively, in equity to these joint ventures and had received distributions from these joint ventures of approximately $14.6 million and $0, respectively. For the three and nine months ended September 30, 2007, joint venture partners had collectively participated in approximately $304,000 and $431,000, respectively, in net losses of their respective joint ventures. For the three and nine months ended September 30, 2006, joint venture partners had collectively participated in approximately $4,000 and $3,000, respectively, in losses of their respective joint ventures.

OP Units

On May 4, 2005, the Operating Partnership issued 20,000 OP Units to the Advisor in exchange for $200,000, representing an approximate 99.0% limited partnership interest.

As of September 30, 2007 and December 31, 2006, the Operating Partnership was less than 0.1% owned by the Advisor and the parent of the Advisor and the remaining interests were owned by the Company. OP Units are redeemable at the option of the unit holder. The Operating Partnership has the option of redeeming the OP Units for cash or for shares of common stock, or a combination of both.

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

12.     STOCKHOLDERS’ EQUITY

Common Stock

On May 27, 2005, we filed a registration statement on Form S-11 with the SEC in connection with an initial public offering of our common stock. The registration statement was declared effective on January 27, 2006. Pursuant to the registration statement, we are offering for sale up to $2.0 billion in shares of common stock, 75% of which are being offered to stockholders at a price of $10.00 per share, and 25% of which are being offered to participants in our distribution reinvestment plan at a price of $9.50 per share. We reserve the right to reallocate the shares between the primary offering and our distribution reinvestment plan. On June 11, 2007, we filed another registration statement on Form S-11 with the SEC in connection with the proposed offering of up to $2.0 billion in shares of common stock, 75% of which we expect will be offered to stockholders at a price of $10.00 per share, and 25% of which we expect will be offered to participants in our distribution reinvestment plan at a price of $9.50 per share. As of the date of this Quarterly Report on Form 10-Q, the second registration statement has not been declared effective by the SEC.

During the nine months ended September 30, 2007, approximately 70.9 million shares of common stock were issued in connection with our initial public offering for net proceeds of approximately $642.9 million. The net proceeds from the sale of these shares were transferred to our Operating Partnership on a one-for-one basis for OP Units. During the nine months ended September 30, 2007, approximately 142,000 shares of common stock were redeemed for approximately $1.3 million.

The holders of our common stock are entitled to one vote per share on all matters voted on by stockholders, including election of our directors. Our articles of incorporation do not provide for cumulative voting in the election of our directors. Therefore, the holders of the majority of the outstanding shares of common stock can elect the entire board of directors.

Distributions

We accrue and pay distributions on a quarterly basis. Our board of directors declares the following quarter’s annualized distribution before the first day of the quarter. We calculate our distributions based upon daily record and distribution declaration dates so stockholders will be eligible to earn distributions immediately upon purchasing shares of our common stock or upon purchasing OP Units. During the three months ended September 30, 2007, we accrued distributions at an annualized amount per share of $0.60, which was paid on October 11, 2007. During the three months ended September 30, 2006, we accrued distributions at an annualized amount per share of $0.55, which was paid on October 13, 2006.

13.     EQUITY INCENTIVE PLAN

We have adopted an equity incentive plan which we use to attract and retain qualified independent directors, employees, advisors and consultants providing services to us who are considered essential to our long-range success by offering these individuals an opportunity to participate in our growth through awards in the form of, or based on, our common stock. On April 3, 2006, each of our three independent directors was automatically granted an option to purchase 10,000 shares of our common stock under the equity incentive plan with an exercise price equal to $11.00 per share. These options vest 20% upon the grant date and 20% each year for the following four years.

In connection with the 2007 Annual Meeting of Stockholders, on August 27, 2007, each of our three independent directors was granted 5,000 shares of our common stock under the equity incentive plan with an exercise price equal to $11.00 per share. These options vest 100% two years after the grant date.

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

Options granted under our equity incentive plan are amortized to salary expense on a straight-line basis over the benefit period. For the nine months ended September 30, 2007, we incurred approximately $7,000 of such expense, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of September 30, 2007, approximately $44,000 of such expense remained unrecognized, which reflects the unamortized portion of the value of such options issued pursuant to the equity incentive plan.

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

We have entered into an Advisory Agreement with our Advisor pursuant to which we pay certain acquisition fees to the Advisor. For each real property acquired in the operating stage, the acquisition fee will be an amount equal to 1.0%. For each real property acquired prior to or during the development or construction stage, the acquisition fee will be an amount equal to up to 4.0% of the total project cost (which will be the amount actually paid or allocated to the purchase, development, construction or improvement of a property exclusive of acquisition fees and acquisition expenses). During the three months ended September 30, 2007 and 2006, our Advisor earned approximately $3.6 million and $1.0 million in acquisition fees, respectively, which are accounted for as part of the historical cost of the acquired properties. During the nine months ended September 30, 2007 and 2006, our Advisor earned approximately $10.3 million and $1.7 million in acquisition fees, respectively, which are accounted for as part of the historical cost of the acquired properties.

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

For securities and debt related assets, the asset management fee consists of a monthly fee equal to one-twelfth of 1.0% of the aggregate value of the securities and debt related assets within our portfolio.

For the three months ended September 30, 2007 and 2006, our Advisor earned approximately $2.7 million and $203,000 in aggregate asset management fees, respectively. For the nine months ended September 30, 2007 and 2006, our Advisor earned approximately $5.9 million and $223,000 in aggregate asset management fees, respectively.

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

During the nine months ended September 30, 2007 and 2006, our Advisor incurred reimbursable offering costs of approximately $9.5 million and $1.7 million, respectively. In aggregate, as of September 30, 2007, the Advisor had incurred reimbursable offering costs of approximately $20.6 million. As of September 30, 2007, we had incurred in aggregate, approximately $15.1 million in such reimbursable offering costs, which have been included as a reduction to additional paid-in capital in the accompanying condensed consolidated statement of stockholders’ equity. As of September 30, 2007, of the $15.1 million in reimbursable offering costs we incurred, approximately $302,000 had not yet been reimbursed to the Advisor, which have been included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. As of December 31, 2006, of the $4.8 million in reimbursable offering costs we incurred, approximately $851,000 had not yet been reimbursed to the Advisor, which have been included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

As of September 30, 2007, approximately $5.5 million of reimbursable offering costs incurred by the Advisor are not reflected in the accompanying condensed consolidated balance sheets of the Company, due to the fact that the Company is not obligated to reimburse these costs to the Advisor until the corresponding aggregate gross offering proceeds are raised in our public offering of common stock.

In addition to the reimbursement of organizational and offering costs, we are also obligated, subject to certain limitations, to reimburse our Advisor for certain other expenses incurred on our behalf for providing services contemplated in the Advisory Agreement, provided that the Advisor does not receive a specific fee for the activities which generate the expenses to be reimbursed. For the nine months ended September 30, 2007 and 2006, we incurred approximately $411,000 and $106,000, respectively, of these expenses which we reimbursed to the Advisor. Such reimbursements are included as general and administrative expenses in the accompanying condensed consolidated statements of operations.

The Dealer Manager

We have entered into a dealer manager agreement with the Dealer Manager pursuant to which we pay a dealer manager fee of up to 2.5% of gross offering proceeds raised pursuant to our initial public offering of common stock to the Dealer Manager as compensation for managing the offering. The Dealer Manager may re-allow a portion of such fees to broker-dealers who participate in the offering. We also pay up to a 6.0% sales commission of gross offering proceeds raised pursuant to our initial public offering of common stock. As of September 30, 2007, all sales commissions had been re-allowed to participating broker-dealers. For the nine months ended September 30, 2007 and 2006, we incurred fees payable to the Dealer Manager of approximately $17.4 million and $2.9 million, respectively, for dealer manager fees and approximately $35.5 million and $5.1 million, respectively, for sales commissions. Such amounts are considered a cost of raising capital and as such are included as a reduction of additional paid-in capital in the accompanying condensed consolidated statement of stockholders’ equity. Of these costs, we accrued approximately $514,000 and $345,000 for dealer manager fees and $401,000 and $549,000 for sales commissions as of September 30, 2007 and 2006, respectively. These amounts are included in the accompanying condensed consolidated balance sheets as accounts payable and accrued expenses.

The Facilitator

The Facilitator is responsible for the facilitation of transactions associated with the Operating Partnership’s private placement. The Facilitator is considered a related party as certain indirect owners and employees of the Facilitator serve as our executives. We have entered into an agreement with the Facilitator whereby we pay a transaction facilitation fee associated with the Operating Partnership’s private placement. We pay the Facilitator up to 1.5% of the gross equity proceeds raised through the Operating Partnership’s private placement for transaction facilitation. For the nine months ended September 30, 2007, we incurred approximately $800,000 for such fees payable to the Facilitator. In accordance with SFAS No. 98, these fees, as well as the other fees associated with the Operating Partnership’s private placement, are recorded as deferred loan costs and amortized over the life of the financing obligation. We did not incur any fees payable to the Facilitator during the nine months ended September 30, 2006.

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

On June 12, 2006, our Advisor had entered into a product specialist agreement with Dividend Capital Investments LLC (“DCI”) in connection with investment management services related to our investments in real estate securities assets. Pursuant to this agreement, a portion of the asset management fee that our Advisor receives from us related to securities investments will be reallowed to DCI in exchange for services provided.

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

The term of the DCT Joint Venture I is eight years and contains certain liquidation provisions, as well as certain termination rights should either of the parties fail to perform its obligations there under. In connection with the DCT Joint Venture I, the Company has granted to DCT, subject to certain exceptions, exclusivity rights that will generally restrict the Company from (a) pursuing similar agreements with other industrial operating partners within the United States during the term of the DCT Joint Venture I and (b) directly acquiring or developing industrial assets within the United States during the term of the DCT Joint Venture I.

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

As of September 30, 2007, we had acquired 14 properties pursuant to the terms of the DCT Joint Venture I, eight of which were acquired by the DCT Joint Venture I, and six of which were acquired 100% by us pursuant to the terms of the DCT Joint Venture I. As of December 31, 2006, we had acquired ten properties pursuant to the DCT Joint Venture I, four of which were acquired by the joint venture between us and DCT, and six of which were acquired 100% by us. As of September 30, 2007, the DCT Joint Venture II had acquired five properties.

Acquisitions pursuant to the DCT Joint Venture I and the DCT Joint Venture II made during the nine months ended September 30, 2007, were generally funded from (1) equity contributions from the Company to the respective joint venture using proceeds from the Company’s public and private offerings (2) an equity contribution from DCT to the respective joint venture and (3) debt financing either assumed or issued by the respective joint venture. The purchase price of each asset in the Industrial Portfolio was subject to majority approval by the Company’s independent directors.

15.     SPECIAL UNITS

Dividend Capital Total Advisors Group LLC, which is the parent of the Advisor, is the holder of the Special Units. As such, Dividend Capital Total Advisors Group LLC may be entitled to receive certain cash distributions so long as the Special Units remain outstanding, as well as a potential one-time payment, in the form of a promissory note, upon the redemption of the Special Units.

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

16.                NET INCOME PER COMMON SHARE

Reconciliations of the numerator and denominator used to calculate basic net income per common share to the numerator and denominator used to calculate diluted net income per common share for the three and nine months ended September 30, 2007 and 2006 are as follows (amounts in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Net income	$1,944	$75	$9,586	$28
Minority interests share in net income (loss)	—	—	2	—
Net income before minority interests	$1,944	$75	$9,588	$28

Weighted average shares outstanding-basic	97,051	7,657	77,572	3,333
Incremental weighted average shares effect of conversion of OP units	20	20	20	20
Weighted average shares outstanding-diluted	97,071	7,677	77,592	3,353

Net income per common share-basic	$0.02	$0.01	$0.12	$0.01
Net income per common share-diluted	$0.02	$0.01	$0.12	$0.01

17.                INCOME TAXES

We are organized and operate in a manner to qualify for treatment as a REIT for federal income tax purposes. Our REIT status became effective during September 2007, when we filed our corporate tax return for the taxable year ended December 31, 2006. In order for a former C corporation to elect to be a REIT, it must distribute 100% of its C corporation earnings and profits and agree to be subject to federal tax at the corporate level to the extent of any subsequently recognized built-in gains within a ten year period. We did not have any built-in gains at the time of our conversion to REIT status. As a REIT, we generally will not be subject to federal income taxation at the corporate level to the extent we distribute 100% of our REIT taxable income annually, as defined in the Code, to our stockholders and satisfy other requirements. To continue to qualify as a REIT for federal tax purposes, we must distribute at least 90% of our REIT taxable income annually. No material provisions have been made for federal income taxes in the accompanying condensed consolidated financial statements.

The Company had no unrecognized tax benefits as of the January 1, 2007 adoption date or as of September 30, 2007. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of September 30, 2007. The Company has no interest or penalties relating to income taxes recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2007 or in the condensed consolidated balance sheet as of September 30, 2007.

18.                COMMITMENTS AND CONTINGENCIES

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

19.                SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of a Business Enterprise and Related Information (“SFAS No. 131”) establishes standards for the way that public entities report information about operating segments in their annual financial statements. We have the following business segments: (1) investments in real property, (2) investments in real estate securities, and (3) debt related investments. The following table sets forth components of net operating income (“NOI”) of our segments for the three and nine months ended September 30, 2007 and the three and nine months ended September 30, 2006 (amounts in thousands):

Three months ended September 30, 2007:

	Real Property	Real Estate Securities	Debt Related Investments	Total
Revenue	$22,643	$4,561	$2,569	$29,773
Gain on sale of securities	—	—	—	—
Operating expenses (1)	(5,846)	—	—	(5,846)
Asset management fees, related party (2)	(1,869)	(535)	(256)	(2,660)
Net operating income	$14,928	$4,026	$2,313	$21,267

Nine months ended September 30, 2007:

	Real Property	Real Estate Securities	Debt Related Investments	Total
Revenue	$44,050	$10,425	$6,453	$60,928
Gain on sale of securities	—	$—	$—	—
Operating expenses (1)	(11,764)	—	—	(11,764)
Asset management fees, related party (2)	(3,753)	(1,425)	(673)	(5,851)
Net operating income	$28,533	$9,000	$5,780	$43,313

Three months ended September 30, 2006:

	Real Property	Real Estate Securities	Debt Related Investments	Total
Revenue	$1,337	$305	$—	$1,642
Gain on sale of securities	—	28	—	28
Operating expenses (1)	(409)	—	—	(409)
Asset management fees, related party (2)	(143)	(60)	—	(203)
Net operating income	$785	$273	$—	$1,058

Nine months ended September 30, 2006:

	Real Property	Real Estate Securities	Debt Related Investments	Total
Revenue	$1,361	$305	$—	$1,666
Gain on sale of securities	—	28	—	28
Operating expenses (1)	(411)	—	—	(411)
Asset management fees, related party (2)	(163)	(60)	—	(223)
Net operating income	$787	$273	$—	$1,060

(1) Includes property operating expenses, and excludes depreciation, amortization, general and administrative expense and interest expense.

(2) See Note 14 — Related Party Transactions for discussion of asset management fees paid to our Advisor.

We consider NOI to be an appropriate supplemental performance measure because NOI reflects the operating performance of our real properties, real estate securities, and debt related investments and excludes certain items that are not considered to be controllable in connection with the management of the property such as interest income, depreciation and amortization, general and administrative expenses, interest expense and minority interests. However, NOI should not be viewed as an alternative measure of our financial performance as a whole, since it does exclude such items which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. The following table is a reconciliation of our NOI to our reported net income for the three and nine months ended September 30, 2007, and the three and nine months ended September 30, 2006 (amounts in thousands):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2007	September 30, 2007
Net operating income	$21,267	$43,313
Interest income	3,375	8,563
Depreciation and amortization	(9,815)	(19,447)
General and administrative expenses	(1,236)	(2,948)
Interest expense	(11,951)	(20,323)
Minority interests	304	428
Net income	$1,944	$9,586

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2006	September 30, 2006
Net operating income	$1,058	$1,060
Interest income	455	680
Depreciation and amortization	(554)	(567)
General and administrative expenses	(366)	(690)
Interest expense	(521)	(521)
Minority interests	3	66
Net income	$75	$28

The following table reflects our total assets by business segment as of September 30, 2007 and December 31, 2006 (amounts in thousands):

	As of September 30, 2007	As of December 31, 2006
Segment assets:
Investments in real property, net	$1,098,608	$256,631
Investments in real estate securities	206,592	48,179
Debt related investments	102,672	28,256
Total segment assets, net	$1,407,872	$333,066

Non-segment assets:
Cash and cash equivalents	$289,569	$67,317
Other non-segment assets (1)	42,112	52,588
Total assets	$1,739,553	$452,971

(1)           Other non-segment assets primarily consist of corporate assets including subscriptions receivable, certain loan costs, including loan costs associated with our financing obligations, deferred acquisition costs, and restricted cash.

20.                SUBSEQUENT EVENTS

Real Property Acquisitions

New England Retail Portfolio Acquisition (Second Closing Properties)

On October 18, 2007, we acquired the remaining three retail properties included in the New England Retail Portfolio, which are located in the Northeast Region of the United States.

The total acquisition cost of the three properties acquired on October 18, 2007 was approximately $47.3 million (consisting of an approximate $46.8 million purchase price and an additional approximate $461,000 relating to due diligence and other closing costs). The total acquisition cost was paid as follows: (i) proceeds from the Company’s public offering, (ii) available cash and (iii) the assumption of debt by the Company.

The aggregate amount of the debt assumed by the Company was $25.7 million with interest rates ranging from 5.24% to 6.76% and maturities ranging from October 2022 to December 2029.

Pursuant to an advisory agreement between the Company and the Advisor, upon closing on the three properties, the Company paid to the Advisor an acquisition fee in the amount of $468,000 (equal to 1% of the approximate $46.8 million purchase price). The Advisor will also receive an asset management fee consisting of a monthly fee equal to one-twelfth of 0.56% of the aggregate cost (before non cash reserves and depreciation) prior to the Dividend Coverage Ratio Date (as defined in Note 14). After the Dividend Coverage Ratio Date, the asset management fee will consist of:  (i) a monthly fee not to exceed one-twelfth of 0.50% of the aggregate cost (before non cash reserves and depreciation); and (ii) a monthly fee not to exceed 8.0% of the aggregate monthly net operating income of the properties included in the New England Retail Portfolio.

Greenwood Center Acquisition

On October 29, 2007, we purchased Greenwood Center for a total acquisition cost of approximately $22.6 million (which excludes an acquisition fee of approximately $226,000 paid to the Advisor). The acquisition cost for Greenwood Center was funded by an equity contribution from us using proceeds from our public offerings and available cash.

Probable Westport Drive Industrial Building Acquisition

Pursuant to the terms of the amendment to the DCT Joint Venture II, we expect to acquire Westport Drive, an industrial property located in the Mechanicsburg, Pennsylvania market, during January 2008 for a total purchase price of approximately $24.8 million (which excludes an expected acquisition fee of approximately $248,000 to be paid to the Advisor). A deposit of $500,000 was put into an escrow account in connection with the intended acquisition, which became non-refundable on October 12, 2007. This acquisition is subject to the satisfaction of certain conditions and there is no guarantee that we will be able to acquire this property per the terms described above or at all.

We expect to fund the Westport Drive acquisition pursuant to DCT Joint Venture II from (1) equity contributions from us to the respective joint venture using proceeds from the Company’s public offering and (2) equity contributions from DCT to the respective joint venture.

Probable 455 DeGuigne Road Office Building Acquisition

On October 12, 2007, a joint venture between a wholly-owned subsidiary of ours and Westcore Properties AC, LLC, which we refer to as DeGuigne Ventures, LLC, made a deposit of $250,000 into an escrow account in connection with the intended acquisition of a single tenant office building located in the Sunnyvale, California market, which we refer to as the 455 DeGuigne Road Office Building. The escrow account has been established pursuant to a purchase agreement entered into by and between DeGuigne Ventures, LLC and the seller. The deposited amount of $250,000 became non-refundable on November 9, 2007.

DeGuigne Ventures, LLC anticipates the closing of the 455 DeGuigne Road Office Building to occur in November 2007 for a total purchase price of approximately $18.3 million (which excludes an expected acquisition fee of approximately $183,000 to be paid to the Advisor). The acquisition cost for the 455 DeGuigne Road Office Building will be funded as follows: (i) an equity contribution from us using proceeds from our public and private offerings and available cash, (ii) an equity contribution from Westcore to DeGuigne Ventures, LLC and (iii) assumption of a secured fixed rate loan of approximately $9.0 million.

There is no assurance that DeGuigne Ventures, LLC will be able to purchase the 455 DeGuigne Road Office Building for the terms set forth herein or at all.

Refinancing of Mortgage Note

On October 5, 2007, the Company refinanced the floating rate debt with LaSalle Bank to fixed rate debt for two of the properties included within the New England Retail Portfolio that we acquired on August 1, 2007. The aggregate loan amount released on the LaSalle Bank loans in connection with the refinancing of the debt on these two properties was approximately $34.4 million. The aggregate amount of the new fixed rate, interest only debt entered into on October 5, 2007, for these two properties was approximately $26.4 million at an interest rate of 6.33% with a maturity date of November 1, 2017.

Hedging Activity

On October 22, 2007, the Company partially terminated the two-year, LIBOR-based, interest rate cap for $194.0 million that was entered into in August 2007 in conjunction with the New England Retail Portfolio acquisition. The partial termination of approximately $34.4 million of the interest rate cap was done in connection with the refinancing of two of the New England Retail Portfolio properties from the LaSalle Bank loans that were entered into on August 1, 2007. As of a result of this transaction, the current notional amount of the interest rate cap is approximately $159.6 million, which corresponds to the aggregate remaining outstanding balance of the loans with LaSalle Bank financing the New England Retail Portfolio properties. The fees incurred in connection with the partial termination of the interest rate cap were nominal.

Partial Repayment of Mortgage Note

On November 9, 2007, the Company fully repaid the debt associated with two of the properties included in the LaSalle Bank loans for the New England Retail Portfolio. The principal amount of the mortgage note repaid was approximately $37.7 million.

Proceeds from Public Offering

As of October 31, 2007, we had approximately 107.9 million shares of our common stock outstanding held by a total of approximately 19,800 stockholders, and had received approximately $1.1 billion in gross proceeds from our public offering.

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

Forward-Looking Information

This report includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements relate to, without limitation, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), other development trends of the real estate industry, business strategies, and the expansion and growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors that may cause our results to vary are general economic and business (particularly real estate) conditions being less favorable than expected, the potential impact of terrorist attacks on the national, regional and local economies, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, availability and creditworthiness of prospective customers, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, customers’ ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental, regulatory and/or safety requirements, customer bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control. Investors should also refer to our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 23, 2007, and Part II—Other Information—Item 1A—”Risk Factors,” as updated under Item 1A of this Quarterly Report on Form 10-Q for a discussion of risk factors that could lead to actual results materially different from those described in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

Overview

We were formed as a Maryland corporation on April 11, 2005 to invest in a diverse portfolio of real properties, real estate securities and debt related investments. Our operating segments include (1) direct investments in real property, consisting of office, industrial, retail, multifamily and other properties, primarily located in North America, (2) investments in real estate securities, including securities issued by other real estate companies, CMBS, CDOs and similar investments and (3) certain debt related investments, including mortgage notes secured by real estate, participations in mortgage loans, B-notes, mezzanine debt and other related investments. For a more detailed discussion of our operating segments, see Note 19 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

On January 27, 2006, we commenced an initial public offering of up to $2.0 billion in shares of our common stock, 75% of which are being offered at a price of $10.00 per share, and 25% of which are being offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. On April 3, 2006, we satisfied the minimum offering requirements of our public offering. As of September 30, 2007, we had accepted subscriptions from approximately 19,000 stockholders, issued approximately 103.0 million shares of our common stock and received approximately $928.3 million in net proceeds, net of redemptions of common stock.

As of September 30, 2007, we had invested in 56 real properties at a total gross investment amount of approximately $1.1 billion, comprising approximately 9.6 million net rentable square feet.   These assets included (1) ten office and office/R&D properties with a total gross investment amount of approximately $268.0 million, comprising approximately 1.9 million net rentable square feet, (2) 19 industrial properties with a total gross investment amount of approximately $283.4 million, comprising approximately 5.1 million net rentable square feet and (3)  27 retail properties with a total gross investment amount of approximately $570.2 million, comprising approximately 2.6 million net rentable square feet.  These properties are located in 19 distinct markets throughout the United States.   These properties were acquired using a combination of (1) net proceeds from our public and private offerings, (2) debt financings, (3) available cash and (4) minority interest equity contributions.

As of September 30, 2007, we had invested in various real estate securities, net of dispositions, at a total approximate cost of $246.8 million, including (1) preferred equity securities of various real estate operating companies and real estate investment trusts primarily in the retail, office, multifamily, lodging and diversified real estate sectors with an approximate cost of $102.7 million and (2) CMBS and CDOs with an approximate cost of $144.1 million. The total cost of these purchases was paid using a combination of (1) net proceeds from the Company’s public and private offerings, (2) borrowings from our REPO Facility and (3) available cash.

As of September 30, 2007, we had acquired approximately $115.4 million in debt related investments, and had received repayments of approximately $12.7 million. These debt related investments, net of repayments, included (1) an investment in a senior participating interest in one mortgage loan of approximately $30.8 million, (2) investments in four B-notes of approximately $51.9 million and (3) an investment in mezzanine debt of approximately $20.0 million.

Liquidity and Capital Resources

Significant Sources of Capital

The following discussion describes our significant sources of capital for the nine months ended September 30, 2007. We did not commence formal business operations until the acquisition of our first real property on June 28, 2006. We believe that existing cash and cash equivalents, cash flows from operations, and proceeds from our public and private offerings will be sufficient to satisfy our financial requirements for the next twelve months.

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

For the nine months ended September 30, 2007, approximately 70.9 million shares of common stock were issued and approximately 142,000 shares were redeemed, in connection with the initial public offering. For the nine months ended September 30, 2007, we raised proceeds of approximately $642.9 million and redeemed approximately $1.3 million. The net proceeds from the sale of these shares were transferred to our Operating Partnership on a one-for-one basis for OP Units.

Debt Financings

Mortgage Notes—During the nine months ended September 30, 2007, we obtained aggregate mortgage debt financing in the amount of approximately $587.3 million; all of these mortgage notes had interest only terms, with the exception of three mortgage notes, which were fully amortizing. We incurred interest expense, including the amortization of related loan costs, of approximately $12.1 million and $20.5 million for the three and nine months ended September 30, 2007, respectively. For a summary of these mortgage debt financings and their related terms, see Note 6 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Master Repurchase Facility (the “REPO Facility”)—On October 26, 2006, we closed a master repurchase facility with JP Morgan Chase Bank, N.A. The REPO Facility provided a borrowing capacity of $200 million with an initial maturity during October 2007, subject to extension, with a final maturity date during October 2009. In addition, the Company entered into a guarantee agreement (the “Guarantee Agreement”) with JP Morgan Chase Bank, N.A. on October 26, 2006 in connection with the REPO Facility.

On August 13, 2007, we gave notice to JP Morgan Chase Bank, N.A. of our intent to repay approximately $1.8 million in remaining outstanding borrowings under the REPO Facility, which we repaid with cash on hand on August 15, 2007. On August 17, 2007, we terminated the REPO Facility and the Guarantee Agreement. We did not incur any penalties in connection with the termination of the REPO Facility and Guarantee Agreement.

Short Term Borrowings—During July 2006, we established a securities margin account with an independent, third-party commercial lender to enable us to borrow funds for various purposes secured by our preferred securities investments. Pursuant to this securities margin account, we have the capacity to borrow up to 65% of the market value of any eligible real estate security held in the account. On July 30, 2007, we borrowed $40 million, which was outstanding as of September 30, 2007. The borrowings were used for general corporate and investment purposes.

The U.S. credit markets have recently experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. We currently do not have any prospective real property, securities or debt related acquisitions for which we are committed that are either dependent upon receiving debt financing or for which the rates have not already been fixed. However, continued turmoil in the credit markets may negatively impact our ability to access additional debt financing at reasonable terms, which may negatively affect investment returns on future acquisitions or our ability to make acquisitions. Due to the recent market events, many of our securities investments which we may use in the future as collateral for prospective borrowings are subject to rapid changes in value caused by sudden developments, which could lower their values. This reduction in value could subsequently result in the potential reduced ability or the inability to leverage these assets.

The Operating Partnership’s Private Placement

The Operating Partnership is currently offering undivided tenancy-in-common interests in our properties to accredited investors in a private placement exempt from registration under the Securities Act. We anticipate that these tenancy-in-common interests may serve as replacement properties for stockholders seeking to complete like-kind exchange transactions under Section 1031 of the Code. Additionally, the tenancy-in-common interests sold to stockholders are 100% leased by the Operating Partnership. Additionally, the Operating Partnership will be given a purchase option giving it the right to acquire the tenancy-in-common interests from the stockholders commencing at the beginning of the 24th month and terminating at the end of the 36th month of the closing of the sale of tenancy-in-common interests, in exchange for OP units under Section 721 of the Internal Revenue Code (under a prior program administered by the Operating Partnership, the purchase options commenced at the beginning of the 15th month and terminating at the end of the 24th month of the lease, and the Operating Partnership continues to hold these options as well). During the nine months ended September 30, 2007, we raised approximately $53.3 million pursuant to our Operating Partnership’s private placement.

Minority Interest Contributions

For the nine months ended September 30, 2007, our joint venture partners contributed approximately $23.8 million in equity capital to our consolidated joint ventures in connection with the acquisition of certain of our real properties.

Cash Flow from Operations

For the nine months ended September 30, 2007 and 2006, our cash provided by operating activities was approximately $18.6 million and $3.7 million, respectively.

Significant Uses of Capital

The following discussion describes our significant uses of capital for the nine months ended September 30, 2007. We did not commence formal business operations until the acquisition of our first real property on June 28, 2006.

Real Property Acquisitions

During the nine months ended September 30, 2007, we acquired 42 real properties with a gross investment amount of approximately $861.8 million, comprising approximately 6.4 million net rentable square feet. These assets included (1) six office and office/R&D properties with a total gross investment amount of approximately $136.8 million, comprising approximately 948,000 net rentable square feet, (2) nine industrial properties with a total gross investment amount of approximately $154.8 million, comprising approximately 2.8 million net rentable square feet and (3) 27 retail properties with a total gross investment amount of approximately $570.2 million, comprising approximately 2.6 million net rentable square feet. These properties were acquired using a combination of (1) net proceeds from our public and private offerings, (2) debt financings, (3) available cash and (4) minority interest equity contributions. The results of operations for the acquired properties are included in our condensed consolidated statements of operations from the respective dates of acquisition.

Real Estate Securities Acquisitions

During the nine months ended September 30, 2007, the Company acquired real estate securities classified as available-for-sale through purchases in the open market with an aggregate cost of approximately $199.6 million. These purchases consisted of (1) preferred equity securities of various real estate operating companies and real estate investment trusts with an approximate cost of $82.6 million and (2) CMBS and CDOs with an approximate cost of $117.0 million. These purchases were paid using net proceeds from the Company’s public offering.

During the nine months ended September 30, 2007, spreads in the U.S. credit markets widened, which caused us to recognize unrealized losses related to our real estate securities investments. As of September 30, 2007, there was a net unrealized loss of approximately $40.2 million related to our real estate securities investments, which is included in the accompanying condensed consolidated statement of stockholders’ equity as other comprehensive income (loss), consisting of (1) an unrealized loss of approximately $11.1 million for our investments in preferred equity securities and (2) an unrealized loss of approximately $29.1 million for our CMBS and CDOs. We believe that one of the key drivers for the widening credit spreads and resulting net unrealized losses on these investments has been the recent significant dislocation and liquidity disruption in the sub-prime residential mortgage market.

We have not invested in any real estate securities, including CMBS and CDOs, which contain assets that could be classified as sub-prime residential mortgages.  As such, we currently do not have direct exposure to the sub-prime residential lending market and we are not currently aware of any material deterioration in the performance of the underlying loans that comprise our CMBS and CDO assets. As of the date of this report, the aggregate of our CMBS and CDO securities assets represents less than 10% of our total assets. However, the values of many of the securities that we hold are sensitive to the volatility of the credit markets, and many of our securities may be adversely affected by future developments. In addition, to the extent that turmoil in the credit market continues and/or intensifies, it may have the potential to materially affect both the value of our securities portfolio and/or the availability or the terms of financing that we may anticipate utilizing in order to leverage our securities portfolio.

If we were forced to liquidate our securities portfolio into the current market, we could experience significant losses on these investments. However, we currently have the intention and the ability to hold our real estate securities assets to maturity, although from time to time we may sell any of these assets as part of our overall management of the investment portfolio.

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

Debt Related Investments

During the nine months ended September 30, 2007, the Company acquired approximately $87.1 million in debt related investments, and had a partial repayment of approximately $4.4 million on one of its B-notes and a full repayment of approximately $8.3 million on one of its mortgage loans. The debt related investments acquired included (1) investments in mortgage loans of approximately $32.2 million, (2) investments in B-notes of approximately $35.0 million and (3) an investment in mezzanine debt of approximately $19.9 million. The Company acquired these investments at a net discount of approximately $77,000, which will be amortized to debt related income over the related term of the investments. There was no debt related investment activity during the nine months ended September 30, 2006.

Debt Service Requirements

As of September 30, 2007, we had total outstanding debt and short-term borrowings of approximately $711.7 million. These borrowings consisted of (1) approximately $671.7 million in secured, non-recourse mortgage notes and (2) approximately $40.0 million in borrowings using our securities margin account. In addition, we had financing obligations of approximately $92.4 million related to the Operating Partnership’s private placement. All of our borrowings require monthly payments of interest only, with the exception of three mortgage notes, which were fully amortizing and had an aggregate outstanding balance as of September 30, 2007 of approximately $13.3 million. Currently, our cash flows from operations are sufficient to satisfy these monthly debt service requirements and financing obligations and we anticipate that cash flows from operations will continue to be sufficient to satisfy our regular monthly debt service and quarterly financing obligation lease payments. For the nine months ended September 30, 2007, our interest expense was approximately $20.3 million, including accrued interest of approximately $4.3 million, non-usage fees under our terminated REPO Facility and the amortization of deferred loan costs. As of September 30, 2006, we had total outstanding debt of approximately $48.0 million, and interest expense for the three and nine months ended September 30, 2006 totaled approximately $522,000.

Distributions

The payment of distributions is determined by our board of directors and may be adjusted at its discretion at any time. Distribution levels are set by our board of directors at a level it believes to be appropriate and sustainable based upon a review of a variety of factors including, but not limited to, the evaluation of existing assets within our portfolio, anticipated acquisitions, projected levels of additional capital to be raised, debt to be incurred in the future and the anticipated results of operations. In June 2007, our board of directors set the distribution level at an annualized $0.60 per share or OP Unit for the quarter ended September 30, 2007.

The total amount of distributions for the nine months ended September 30, 2007 was approximately $34.8 million and was satisfied by two sources:  (1) a cash distribution to stockholders of approximately $14.1 million and (2) a common stock issuance of approximately $20.7 million pursuant to our distribution reinvestment plan.

We funded our distributions for the nine months ended September 30, 2007 of $34.8 million from a combination of (1) funds from operations of approximately $27.4 million and (2) short-term borrowings using our securities margin account and borrowings under our terminated REPO Facility of approximately $7.4 million. Our long-term strategy is to fund the payment of distributions entirely from funds from operations.

Results of Operations

Summary

As a result of the acquisition of real properties, real estate securities and debt related investments discussed previously, and based on the fact that we did not formally commence business operations until June 2006, the results of our operations for the three and nine months ended September 30, 2007 reflect significant increases compared with our results of operations for the three and nine months ended September 30, 2006.

Nine-Month Period Ended September 30, 2007 compared to Nine-Month Period Ended September 30, 2006

Rental Revenue

During the nine months ended September 30, 2007 and 2006, we earned rental revenue of approximately $44.1 million and $1.4 million, respectively. This increase of approximately $42.7 million is primarily attributable to our acquisition of 53 real properties from October 1, 2006 through September 30, 2007.

Securities Income

During the nine months ended September 30, 2007 and 2006, we earned income from investments in real estate securities of approximately $10.4 million and $305,000, respectively.  For the nine months ended September 30, 2007, this income was derived from dividend income earned on preferred equity securities and interest earned on CMBS and CDOs of approximately $4.2 million and $6.2 million, respectively.  For the nine months ended September 30, 2006, this income was derived from dividend income earned on preferred equity securities.

Debt Related Income

During the nine months ended September 30, 2007, we earned income from debt related investments of approximately $6.5 million.  We earned approximately $3.1 million from our investments in four B-notes, $2 million from our investments in senior participating interests in two mortgage loans, and $1.4 million from our investment in a mezzanine loan. We did not have any income from debt related investments during the nine months ended September 30, 2006.

Rental Expense

During the nine months ended September 30, 2007 and 2006, we incurred rental expense of approximately $11.8 million and $411,000, respectively. This increase of approximately $11.4 million is primarily attributable to our acquisition of 53 real properties from October 1, 2006 through September 30, 2007.

Depreciation and Amortization

During the nine months ended September 30, 2007 and 2006, we recognized depreciation and amortization expense of approximately $19.4 million and $567,000, respectively. This increase of approximately $18.8 million is primarily attributable to our acquisition of 53 real properties from October 1, 2006 through September 30, 2007.

General and Administrative Expenses

During the nine months ended September 30, 2007 and 2006, we recorded general and administrative expenses of approximately $2.9 million and $690,000, respectively. This increase of approximately $2.2 million is primarily attributable to increased general corporate expenses as a result of our growth.

Asset Management Fees, Related Party

During the nine months ended September 30, 2007, our Advisor earned approximately $5.9 million in asset management fees, which was comprised of (1) real property asset management fees of approximately $3.8 million, (2) real estate securities asset management fees of approximately $1.4 million and (3) debt related asset management fees of approximately $673,000. During the nine months ended September 30, 2006, our Advisor earned approximately $223,000, which was comprised of (1) real property asset management fees of approximately $164,000, (2) real estate securities asset management fees of approximately $54,000 and (3) debt related asset management fees of approximately $5,000.

For a detailed discussion of the asset management fees we pay to our Advisor, see Note 14 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Interest Income

During the nine months ended September 30, 2007 and 2006, we earned interest income of approximately $8.6 million and $680,000, respectively. This increase of approximately $7.9 million is attributable to increased cash balances, that are primarily a result of net proceeds from our public and private offerings, being held in interest bearing bank accounts and money market mutual funds.

Interest Expense

During the nine months ended September 30, 2007, we incurred interest expense of approximately $20.3 million.  Interest expense resulted primarily from approximately (1) $15.4 million related to the issuance of mortgage notes associated with our real property acquisitions, (2) $3.5 million for imputed interest expense on financing obligations associated with our Operating Partnership’s private placement, (3) $1.0 million for borrowings on our terminated REPO Facility and (4) $363,000 for short term borrowings associated with our securities margin account.  Interest expense incurred during the nine months ended September 30, 2006 was approximately $521,000, and resulted from the issuance of mortgage notes associated with the acquisition of two real properties during the period.

Three-Month Period Ended September 30, 2007 compared to Three-Month Period Ended September 30, 2006

Rental Revenue

During the three months ended September 30, 2007 and 2006, we earned rental revenue of approximately $22.6 million and $1.3 million, respectively. This increase of approximately $21.3 million is primarily attributable to our acquisition of 53 real properties from October 1, 2006 through September 30, 2007.

Securities Income

For the three months ended September 30, 2007 and 2006, we earned income from investments in real estate securities of approximately $4.6 million and $305,000, respectively. For the three months ended September 30, 2007, this income was derived from dividend income earned on preferred equity securities and interest earned on CMBS and CDOs of approximately $2 million and $2.6 million, respectively.  For the three months ended September 30, 2006, income from investments in real estate securities was derived from dividend income earned on preferred equity securities.

Debt Related Income

For the three months ended September 30, 2007, we earned income from debt related investments of approximately $2.6 million.  We earned approximately $1.2 million from our investments in four B-Notes, $816,000 from our investments in senior participating interests in two mortgage loans, and $539,000 from our investment in a mezzanine loan.

Rental Expense

During the three months ended September 30, 2007 and 2006, we incurred rental expense of approximately $5.8 million and $409,000, respectively. This increase of approximately $5.4 million is primarily attributable to our acquisition of 53 real properties from October 1, 2006 through September 30, 2007.

Depreciation and Amortization

During the three months ended September 30, 2007 and 2006, we recognized depreciation and amortization expense of approximately $9.8 million and $554,000, respectively. This increase of approximately $9.2 million is primarily attributable to our acquisition of 53 real properties from October 1, 2006 through September 30, 2007.

General and Administrative Expenses

During the three months ended September 30, 2007 and 2006, we recognized general and administrative expenses of approximately $1.2 million and $366,000, respectively. This increase of approximately $830,000 is primarily attributable to increased general corporate expenses as a result of our growth.

Asset Management Fees, Related Party

During the three months ended September 30, 2007, our Advisor earned approximately $2.7 million in asset management fees, which was comprised of (1) real property asset management fees of approximately $1.9 million, (2) real estate securities asset management fees of approximately $535,000 and (3) debt related asset management fees of approximately $256,000. During the three months ended September 30, 2006, our Advisor earned approximately $203,000, which was comprised of (1) real property asset management fees of approximately $148,000, (2) real estate securities asset management fees of approximately $50,000 and (3) debt related asset management fees of approximately $5,000.

For a detailed discussion of the asset management fees we pay to our Advisor, see Note 14 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Interest Income

During the three months ended September 30, 2007 and 2006, we earned interest income of approximately $3.4 million and $455,000, respectively. This increase of approximately $2.9 million is attributable to increased cash balances, that are primarily a result of net proceeds from our public and private offerings, being held in interest bearing bank accounts and money market mutual funds.

Interest Expense

During the three months ended September 30, 2007, we incurred interest expense of approximately $12.0 million.  Interest expense resulted primarily from approximately (1) $9.4 million related to the issuance of mortgage notes associated with our real property acquisitions, (2) $1.7 million for imputed interest expense on financing obligations associated with our Operating Partnership’s private placement, (3) $544,000 for borrowings on our terminated REPO Facility and (4) $363,000 for short term borrowings associated with our securities margin account.  Interest expense incurred during the three months ended September 30, 2006 was approximately $521,000, and resulted from the issuance of mortgage notes associated with the acquisition of two real properties during the period.

Off-Balance Sheet Arrangements

As of September 30, 2007 and December 31, 2006, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Supplemental Earnings Measures

Funds from Operations

We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider funds from operations, or FFO, as defined by NAREIT, to be a useful supplemental measure of our operating performance. FFO is defined as net income, calculated in accordance with GAAP, plus real estate related depreciation and amortization, less gains (or losses) from dispositions of real estate held for investment purposes and adjustments to derive our pro rata share of FFO of consolidated and unconsolidated joint ventures. We consider FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding all operating real estate depreciation and amortization and gains or losses related to sales of previously depreciated operating real estate, FFO can help the investing public compare the operating performance of a company’s real estate between periods or to other companies. The following table presents the calculation of our FFO reconciled from net income for the three and nine months ended September 30, 2007 and 2006 (amounts in thousands, except per share information):

Calculation of Funds from Operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Reconciliation to Funds from Operations:

Net Income	$1,944	$75	$9,586	$28
Add:
Depreciation and amortization	9,815	554	19,447	567
Minority interest share of net income (loss)	(304)	(3)	(428)	(66)
Less:
FFO attributable to minority interest	(434)	(14)	(1,196)	48
FFO attributable to common stock	$11,021	$612	$27,409	$577

FFO per share - basic	$0.11	$0.08	$0.35	$0.17
FFO per share - diluted	$0.11	$0.08	$0.35	$0.17

Subsequent Events

See subsequent events discussion in Note 20 in our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

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

As of September 30, 2007, derivatives with an aggregate negative fair value of $12.0 million were included in other liabilities and derivatives with an aggregate positive fair value of $17,000 were included in other assets. During the three and nine months ended September 30, 2007, a loss of $88,000 and $115,000, respectively, was recorded as a result of a collar hedge that was not designated as part of a qualifying hedging relationship under the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. See Note 10 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

PART II. OTHER INFORMATION

ITEM 1.                               LEGAL PROCEEDINGS

We are not aware of any material pending legal proceedings.

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

Our board of directors determines our major policies and operations which increases the uncertainties faced by our stockholders.

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

The Operating Partnership offers undivided tenancy-in-common interests in real properties to accredited investors in private placements exempt from registration under the Securities Act. We anticipate that these tenancy-in-common interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Additionally, any tenancy-in-common interests sold to investors pursuant to such private placements would be 100% leased by the Operating Partnership. Additionally, the Operating Partnership will be given a purchase option giving it the right to acquire the tenancy-in-common interests from the investors at a later time in exchange for OP Units under Section 721 of the Code (under a prior program administered by the Operating Partnership, such options were granted in the lease itself, and the Operating Partnership continues to hold these options as well). Investors who acquire tenancy-in-common interests pursuant to such private placements may do so seeking certain tax benefits that depend on the interpretation of, and compliance with, extremely technical tax laws and regulations. As the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of such transactions, including in the event an investor fails to qualify for any desired tax benefits.

RISKS RELATED TO THE ADVISOR AND AFFILIATES

We depend on the Advisor and its key personnel and if any of such key personnel were to cease employment with the Advisor, our business could suffer.

Our ability to make distributions and achieve our investment objectives is dependent upon the performance of the Advisor in the acquisition, disposition and management of real properties, real estate securities and debt related investments, the selection of tenants for our real properties and the determination of any financing arrangements. In addition, our success depends to a significant degree upon the continued contributions of certain of the Advisor’s key personnel, including John E. Biallas, Troy J. Bloom, John A. Blumberg, John R. Chambers, Thomas I. Florence, James R. Giuliano III, Andrea L. Karp, Michael J. Kelly, Karen B. Kulvin, Gregory M. Moran, Glenn R. Mueller, Ph.D., Gary M. Reiff, Sonya J. Rosenbach, Joshua J. Widoff and Evan H. Zucker, each of whom would be difficult to replace. We currently do not have key man life insurance on any of the Advisor’s key personnel. If the Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.

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

We have not invested in any real estate securities, including CMBS and CDOs, that contain assets that could be classified as sub-prime residential mortgages. As such, we currently do not have direct exposure to the sub-prime residential lending market and we are not currently aware of any deterioration in the performance of the underlying loans that comprise our CMBS and CDO assets. As of the date of this report, the aggregate of our CMBS and CDO securities assets represents less than 10% of our total assets. However, the values of many of the securities that we hold are sensitive to the volatility of the credit markets, and many of our securities may be adversely affected by future developments. In addition, to the extent that turmoil in the credit market continues and/or intensifies, it may have the potential to materially affect both the value of our securities portfolio and/or the availability or the terms of financing that we may anticipate utilizing in order to leverage our securities portfolio.

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

The U.S. credit markets have recently experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. We currently do not have any prospective real property, securities or debt-related acquisitions for which we are committed that are either dependent upon receiving debt financing or for which the rates have not already been fixed. However, continued turmoil in the credit markets may negatively impact our ability to access additional debt financing at reasonable terms, which may negatively affect investment returns on future acquisitions or our ability to make acquisitions. Due to the recent market events, many of our securities investments which we may use in the future as collateral for prospective borrowings are subject to rapid changes in value caused by sudden developments, which could lower their values. This reduction in value could subsequently result in the potential reduced ability or the inability to leverage these assets.

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

Interest we pay on our debt obligations will reduce cash available for distributions. To date, we have incurred approximately $282.4 million of variable rate debt, for which increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties and/or securities at times which may not permit realization of the maximum return on such investments.

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

We have utilized derivative financial instruments to hedge exposures to changes in interest rates on certain of our loans secured by our real properties, but no hedging strategy can protect us completely. We have also entered into four, LIBOR-based, forward-starting swaps to hedge our exposure to variability in the cash outflows of expected future fixed-rate debt issuances of approximately $350 million due to fluctuations in the USD-LIBOR swap rate.  We cannot assure our stockholders that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. In addition, the use of such instruments may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income tests.

FEDERAL INCOME TAX RISKS

Failure to qualify as a REIT could adversely affect our operations and our ability to make distributions.

We are organized and operate in a manner to qualify as a REIT for federal income tax purposes. Our REIT status became effective during September 2007, when we filed our corporate tax return for the taxable year ended December 31, 2006. Although we do not intend to request a ruling from the Internal Revenue Service as to our REIT status, we have received the opinion of our special U.S. federal income tax counsel, Skadden, Arps, Slate, Meagher & Flom LLP, with respect to our qualification as a REIT. This opinion has been issued in connection with our public offering. Investors should be aware, however, that opinions of counsel are not binding on the Internal Revenue Service or on any court. The opinion of Skadden, Arps, Slate, Meagher & Flom LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. Skadden, Arps, Slate Meagher & Flom LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Skadden, Arps, Slate, Meagher & Flom LLP and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of that qualification. See “Federal Income Tax Considerations—REIT Qualification” in our Registration Statement on Form S-11 filed with the SEC on June 11, 2007.

If we were to fail to qualify as a REIT for any taxable year, we would be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer be deductible in computing our taxable income and we would no longer be required to make distributions. To the extent that distributions had been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or liquidate some investments in order to pay the applicable corporate income tax. In addition, although we intend to operate in a manner to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors to recommend that we revoke our REIT election.

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

During the three months ended September 30, 2007, we redeemed 86,560 shares of common stock pursuant to our share redemption program, as further described in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2007	600	$9.12	600	—
August 1 – August 31, 2007	—	—	—	—
September 1 – September 30, 2007	85,960	9.13	85,960	—
Total:	86,560	$9.13	86,560	574,135

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 16, 2007, we held our annual meeting of stockholders (the “Annual Meeting”) in Denver, Colorado for the purpose of: (i) electing individuals to serve as directors of the Company as provided in the Company’s Charter, (ii) adopting the specific Charter amendments required by the state of Pennsylvania as described in the Proxy Statement, and (iii) ratifying the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007. The total number of shares of common stock entitled to vote at the Annual Meeting was 76,380,456, of which 41,283,082 shares, or 54%, were present by proxy.

The following sets forth the results of the election of directors:

Name of director	For	Withheld
John A. Blumberg	40,560,385	722,697
Charles B. Duke	40,567,684	715,398
Daniel J. Sullivan	40,562,604	720,478
John P. Woodberry	40,552,335	730,747

There was no solicitation in opposition to the foregoing nominees by stockholders. The terms of office for John A. Blumberg, Charles B. Duke, Daniel J. Sullivan and John P. Woodberry continued after the Annual Meeting.

The adoption of the specific Charter amendments required by the state of Pennsylvania as described in the Proxy Statement was approved by our stockholders with 39,038,082 votes “For”, 226,549 votes “Against” and 2,018,451 votes “Abstained”.

The ratification of the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 was approved by our stockholders with 38,698,679 votes “For”, 347,333 votes “Against” and 2,237,070 votes “Abstained”.

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

10.19	Partnership Agreement of TRT DDR Venture I General Partnership between DDR TRT GP LLC and TRT-DDR Joint Venture I Owner LLC. †

10.20

Contribution and Sale Agreement between JDN Real Estate-Apex L.P., JDN Development Company, Inc., Developers Diversified Realty Corporation, Mt. Nebo Pointe LLC, Centerton Square LLC, as contributors, and a joint venture between an affiliate of Developers Diversified Realty Corporation and Dividend Capital Total Realty Trust Inc. (DDR Portfolio) †

10.21

Promissory note secured by a deed of trust between a joint venture between an affiliate of Developers Diversified Realty Corporation and Dividend Capital Total Realty Trust Inc. and Wachovia Bank, National Association (DDR Portfolio). †

10.22	Real Estate Sale Agreement between Westcore Properties AC, LLC, as buyer, and Concourse Fortune Associates LLC, as seller (Fortune Concourse). †

10.23

Assignment of Purchase and Sale Agreement between Westcore Properties AC, LLC, as assignor, and Westcore-TRT Fortune Concourse LLC, as assignee, a joint venture between affiliates of Westcore Properties AC, LLC and Dividend Capital Total Realty Trust Inc. (Fortune Concourse). †

10.24

Management Agreement between a joint venture between an affiliate of Westcore Properties AC, LLC and Dividend Capital Total Realty Trust Inc. and Wellcorp Properties LLC, as property manager (Fortune Concourse). †

10.25

Purchase and Sale Agreement between Tedeschi Realty Corporation and various entities affiliated with Tedeschi Realty Corporation, as sellers, and an affiliate of Dividend Capital Total Realty Trust Inc., as buyer (New England Retail Portfolio). †

10.26	Promissory note secured by deeds of trust between Dividend Capital Total Realty Trust Inc. and LaSalle Bank National Association (New England Retail Portfolio). †

10.27	Form of Management Agreement between various affiliates of Dividend Capital Total Realty Trust Inc. and KeyPoint Partners LLC, as property manager (New England Retail Portfolio). †

10.28	Termination of Master Repurchase Facility Letter Agreement (REPO Facility). †

31.1	Rule 13a-14(a) Certification of Principal Executive Officer *

31.2	Rule 13a-14(a) Certification of Principal Accounting Officer *

32.1	Section 1350 Certification of Principal Executive Officer *

32.2	Section 1350 Certification of Principal Accounting Officer *

†              Previously filed.

*              Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

Date: November 14, 2007	/s/ JAMES R. GIULIANO, III
James R. Giuliano, III
President and Chief Financial Officer

Date: November 14, 2007	/s/ SONYA J. ROSENBACH
Sonya J. Rosenbach
Chief Accounting Officer and Treasurer

EXHIBIT INDEX

10.1	Sale and Purchase Agreement between Boulevard 40 Office LLC, as seller, and Alliance Commercial Partners LLC, as buyer (40 Boulevard).†

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

10.19	Partnership Agreement of TRT DDR Venture I General Partnership between DDR TRT GP LLC and TRT-DDR Joint Venture I Owner LLC. †

10.20

Contribution and Sale Agreement between JDN Real Estate-Apex L.P., JDN Development Company, Inc., Developers Diversified Realty Corporation, Mt. Nebo Pointe LLC, Centerton Square LLC, as contributors, and a joint venture between an affiliate of Developers Diversified Realty Corporation and Dividend Capital Total Realty Trust Inc. (DDR Portfolio) †

10.21

Promissory note secured by a deed of trust between a joint venture between an affiliate of Developers Diversified Realty Corporation and Dividend Capital Total Realty Trust Inc. and Wachovia Bank, National Association (DDR Portfolio). †

10.22	Real Estate Sale Agreement between Westcore Properties AC, LLC, as buyer, and Concourse Fortune Associates LLC, as seller (Fortune Concourse). †

10.23

Assignment of Purchase and Sale Agreement between Westcore Properties AC, LLC, as assignor, and Westcore-TRT Fortune Concourse LLC, as assignee, a joint venture between affiliates of Westcore Properties AC, LLC and Dividend Capital Total Realty Trust Inc. (Fortune Concourse). †

10.24

Management Agreement between a joint venture between an affiliate of Westcore Properties AC, LLC and Dividend Capital Total Realty Trust Inc. and Wellcorp Properties LLC, as property manager (Fortune Concourse). †

10.25

Purchase and Sale Agreement between Tedeschi Realty Corporation and various entities affiliated with Tedeschi Realty Corporation, as sellers, and an affiliate of Dividend Capital Total Realty Trust Inc., as buyer (New England Retail Portfolio). †

10.26	Promissory note secured by deeds of trust between Dividend Capital Total Realty Trust Inc. and LaSalle Bank National Association (New England Retail Portfolio). †

10.27	Form of Management Agreement between various affiliates of Dividend Capital Total Realty Trust Inc. and KeyPoint Partners LLC, as property manager (New England Retail Portfolio). †

10.28	Termination of Master Repurchase Facility Letter Agreement (REPO Facility). †

31.1	Rule 13a-14(a) Certification of Principal Executive Officer *

31.2	Rule 13a-14(a) Certification of Principal Accounting Officer *

32.1	Section 1350 Certification of Principal Executive Officer *

32.2	Section 1350 Certification of Principal Accounting Officer *

†       Previously filed.

*   Filed herewith.