Form 10-K
period 2007-12-31
Dividend Capital Total Realty Trust Inc.
filed 2008-03-28
CIK 1327978

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52596

Dividend Capital Total Realty Trust Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	30-0309068 (I.R.S. Employer Identification No.)
518 Seventeenth Street, 17th Floor, Denver, CO (Address of principal executive offices)	80202 (Zip Code)

(303) 228-2200
(Registrant's telephone number, including area code)

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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         Since there was no established market for the voting and non-voting common stock as of June 30, 2007, there was no market value for the shares of such stock held by non-affiliates of the registrant as of such date. As of March 14, 2008, there were 124,924,738 shares of common stock outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's Proxy Statement for the 2008 Annual Meeting of Stockholders, which we anticipate to be held in June 2008, are incorporated by reference in Part III.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.
FORM 10-K
December 31, 2007

PART I

ITEM 1.    BUSINESS

Overview

        Dividend Capital Total Realty Trust Inc. (the "Company") is a Maryland corporation formed on April 11, 2005 to invest in a diverse portfolio of real properties, real estate securities and debt related investments. The Company's targeted investments include (1) direct investments in real properties, consisting of office, industrial, retail, multifamily, hospitality and other properties, primarily located in North America, (2) investments in real estate securities, including securities issued by other real estate companies, commercial mortgage backed securities ("CMBS"), collateralized debt obligations ("CDOs") and similar investments and (3) certain debt related investments, including originating and participating in mortgage loans secured by real estate, junior portions of first mortgages on commercial properties ("B-notes"), mezzanine debt and other related investments. As used herein, "the Company," "we" and "us" refer to Dividend Capital Total Realty Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires.

        We operate in a manner intended to qualify as a real estate investment trust ("REIT") for federal income tax purposes, commencing with the taxable year ended December 31, 2006, when we first elected REIT status. We utilize an Umbrella Partnership Real Estate Investment Trust ("UPREIT") organizational structure to hold all or substantially all of our assets through a controlled operating partnership, Dividend Capital Total Realty Operating Partnership LP (the "Operating Partnership").

        Our day-to-day activities are managed by Dividend Capital Total Advisors LLC (the "Advisor"), an affiliate, under the terms and conditions of an advisory agreement (the "Advisory Agreement"). In addition, under the terms of a dealer manager agreement, Dividend Capital Securities LLC (the "Dealer Manager"), an affiliate, serves as the dealer manager of our public and private offerings. The Advisor and its affiliates, including the Dealer Manager, receive various forms of compensation, reimbursements and fees for services relating to our public and private offerings, and for the investment and management of our assets.

        We commenced our initial public offering on January 27, 2006. Pursuant to the registration statement, we offered on a continuous basis up to $2.0 billion in shares of our common stock, 75% of which were offered to the public at a price of $10.00 per share, and 25% of which were offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. As of December 31, 2007, we had approximately 115.3 million shares of our common stock outstanding held by a total of approximately 21,000 stockholders. Our initial public offering terminated as of the close of business on January 21, 2008, and as of such date approximately 117.5 million shares of our common stock were outstanding and held by a total of approximately 21,200 stockholders. Approximately 3.4 million shares were issued pursuant to our distribution reinvestment plan in connection with our initial public offering.

        In 2007, we filed a registration statement for our follow-on public offering, which was declared effective on January 22, 2008. Pursuant to the registration statement, we are offering on a continuous basis up to $2.0 billion in shares of our common stock, 75% of which are offered to the public at a price of $10.00 per share, and 25% of which are offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. As of March 14, 2008, we had sold approximately 7.4 million shares of our common stock to a total of approximately 1,300 stockholders in connection with our follow-on public offering. As of March 14, 2008, we had sold in aggregate approximately 124.9 million shares of our common stock to a total of approximately 22,500 stockholders in connection with both of our public offerings.

        As of December 31, 2007, we had net investments of approximately $1.5 billion, comprised of approximately (1) $1.2 billion in real property, net of accumulated depreciation, (2) $180.7 million in real estate securities and (3) $104.1 million in debt related investments, net of repayments. As of December 31, 2006, we had net investments of approximately $333.1 million, comprised of approximately (1) $256.6 million in real property, net of accumulated depreciation, (2) $48.2 million in real estate securities and (3) $28.3 million in debt related investments.

        We have three business segments: (1) investments in real property, (2) investments in real estate securities and (3) debt related investments. For a discussion of our business segments and the associated revenue, expenses and net operating income by segment, see Note 20 to our audited consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Investment Strategy

        The cornerstone of our investment strategy is to provide investors seeking a general real estate allocation with a broadly diversified portfolio of real properties, real estate securities and debt related investments. Our Advisor has primary responsibility for implementing our investment strategy and for actively monitoring and managing our overall portfolio to achieve diversification across multiple dimensions including:

  •
  Real property, real estate securities and debt related investments;

  •
  Various equity and debt capital structures (including common stock, preferred stock and various forms of debt and other securities);

  •
  Various real property sectors (such as office, industrial, retail, multifamily, hospitality and others);

  •
  Various geographic markets;

  •
  Diversified tenant profiles and lease terms; and

  •
  Various real estate developers, operators and investment managers who may serve as the Advisor's product specialists (as described below).

Investment Objectives

        Our primary investment objectives include the following:

  •
  Providing portfolio diversification;

  •
  Providing current income to our stockholders in the form of consistent quarterly cash distributions;

  •
  Preserving and protecting our stockholders' capital investments; and

  •
  Realizing capital appreciation upon the potential sale of our assets.

        We intend to invest on average 70% to 80%, but in any event no less than 60%, of our total assets in real properties and we intend to invest on average 20% to 30%, but in any event no more than 40%, of our total assets in a combination of real estate securities and debt related investments. These relative proportions are subject to change based on market conditions and other potential factors. Direct real property investments will generally focus on real properties in multiple sectors and geographies primarily in North America, consisting of office, industrial, retail, multifamily, hospitality and other real property types. Real estate securities investments will generally include real estate preferred and common equities, CMBS and CDOs. Debt related investments will generally include mortgage notes secured by real estate, participations in mortgage loans, B-notes, mezzanine debt and other related investments.

        There is no assurance that we will attain our investment objectives. Our charter places numerous limitations on us with respect to the manner in which we may invest our funds. In most cases these limitations cannot be changed unless our charter is amended, which may require the approval of our stockholders.

Real Estate Portfolio

        We make investments, via equity interests and/or joint ventures, in real properties in multiple sectors, consisting of office, industrial, retail, multifamily, hospitality and other real property types. Other real property types may include, but are not limited to, medical offices, student housing, senior housing, bank branches, convenience stores, parking facilities, storage facilities and unimproved land. We anticipate that the majority of our real property investments will be made in the United States, although we may also invest in Canada and Mexico, and potentially elsewhere on a limited basis, to the extent opportunities exist that may help us meet our investment objectives.

        We expect that a majority of our real property investments will consist of "core" and "core-plus" properties that have been fully constructed and that have significant operating histories. In addition, our portfolio may include a relatively smaller proportion of "value added" investment opportunities that arise in circumstances where a real property may be situationally undervalued or where product repositioning, capital expenditures and/or improved property management may increase cash flows. We may also invest in "opportunistic" real properties and/or properties that are under development or construction, that are newly constructed or that have some level of vacancy at the time of closing.

        We are not specifically limited in the number or size of real properties we may acquire, or on the percentage of the net proceeds from our public offering that we may invest in a single real property or real property type. However, we may not invest in excess of 10% of the aggregate cost of the real property assets within our portfolio in unimproved land or real properties that are not expected to produce income within two years of their acquisition. The specific number and mix of real properties we acquire will depend upon real estate market conditions, other circumstances existing at the time we are acquiring our real properties and the amount of proceeds we raise in our offerings.

        As of December 31, 2007, our real properties consisted of the following (dollar amounts in thousands):

Property Type	Number of Properties	Gross Investment Amount	Net Rentable Area (Square Feet)
Office and Office/R&D	11	$290,213	1,934,000
Industrial	20	306,329	5,595,000
Retail	30	618,749	2,763,000

Total:	61	$1,215,291	10,292,000

Securities and Debt Related Portfolio

        Our primary targeted real estate securities and debt related investments include, but are not limited to, the following: (1) equity securities such as preferred stocks, common stocks and convertible preferred securities of public or private real estate companies (including other REITs, real estate operating companies, homebuilders and other real estate companies), (2) debt securities such as CMBS, various types of commercial real estate CDOs, debt securities issued by other real estate companies and certain non-U.S. dollar denominated securities, (3) originations of and participations in commercial mortgage loans secured by real estate, B-notes, mezzanine loans, other types of preferred equity and bridge loans and (4) certain other types of securities and debt related investments that may help us reach our diversification and other investment objectives.

        The Advisor and its product specialists have substantial discretion with respect to identifying and evaluating specific securities and debt related investments. Our charter provides that we may not invest in securities unless a majority of our directors (including a majority of independent directors) not otherwise interested in the transaction approves such investment as being fair, competitive and commercially reasonable and that, generally, we may not make debt related investments (other than an investment in mortgage programs, CMBS or residential mortgage backed securities) unless an appraisal is obtained concerning the underlying property and the aggregate amount of all mortgage loans outstanding on the property do not exceed an amount equal to 85% of the appraised value of the property unless substantial justification exists because of the presence of other underwriting criteria. Consistent with such requirements, in determining the types of securities and debt related investments to make, the Advisor is required to adhere to a board-approved asset allocation framework consisting primarily of components such as: (1) target mix of securities and debt related investments across a range of risk/reward characteristics, (2) exposure limits to individual securities and debt related investments and (3) exposure limits to securities and debt related investment subclasses (such as preferred equities, common equities, mortgage debt and foreign securities).

        We are not specifically limited in the number or size of our securities or debt related investments, or on the percentage of the net proceeds from our public offering that we may invest in a single real estate security, debt related investment or pool of real estate related securities. However, we will not make any such investment if it would cause us to exceed our intended allocation of overall securities and debt related investments. We do not presently intend to invest more than 40% of our total assets in a combination of real estate securities and debt related investments. The specific number and mix of real estate securities and debt related investments in which we invest will depend upon real estate market conditions, other circumstances existing at the time we are investing in our securities and debt related investments and the amount of proceeds we raise in our offerings. We will not invest in securities of other issuers for the purpose of exercising control and the first or second mortgages in which we intend to invest will likely not be insured by the Federal Housing Administration or guaranteed by the Veterans Administration or otherwise guaranteed or insured.

        As of December 31, 2007, our real estate securities investments consisted of the following (amounts in thousands):

Type of Security	Number of Holdings	Acquisition Cost
Preferred Equity	24	$102,725
CMBS and CDOs	17	144,097

Total:	41	$246,822

        As of December 31, 2007, our debt related investments consisted of the following (amounts in thousands):

Type of Investment	Number of Holdings	Carrying Amount of Debt
Mortgage loans	1	$32,218
B-notes	4	51,942
Mezzanine debt	1	19,931

Total:	6	$104,091

Product Specialists

        The Advisor has entered into, and intends to continue to enter into, strategic alliances with third party product specialists that have specialized expertise and dedicated resources in specific areas of real property, real estate securities or debt related investments to assist the Advisor in connection with identifying, evaluating and recommending potential investments, performing due diligence, negotiating purchases and managing our assets on a day-to-day basis. These strategic alliances are intended to allow the Advisor to leverage the organizational infrastructure of experienced real estate developers, operators and investment managers, and to potentially give us access to a greater number of high-quality real property, real estate securities or debt related investment opportunities. The use of product specialists or other service providers does not eliminate or reduce the Advisor's fiduciary duty to us. The Advisor retains ultimate responsibility for the performance of all of the matters entrusted to it under the Advisory Agreement. Pursuant to the Advisory Agreement, we pay the Advisor certain customary fees in connection with assets we acquire, including acquisition, asset management and disposition fees. A portion of the Advisor's fees are generally reallowed to its product specialists in exchange for services provided.

        As of December 31, 2007, the Advisor had entered into strategic alliances with (1) Dividend Capital Investments LLC, an affiliate of ours, as its product specialist in connection with real estate securities investment management, (2) affiliates of Westcore Properties AC, LLC in connection with the acquisition of three office properties in Santa Clara, California, Milpitas, California and Sunnyvale, California, and the acquisition of three office/R&D properties located in San Jose, California and Plano, Texas, (3) an affiliate of Amerimar Enterprises LLC in connection with the acquisition of an office property located in Bala Cynwyd, Pennsylvania, (4) Alliance Commercial Partners LLC in connection with the acquisition of two office properties located in Northbrook, Illinois and Naperville, Illinois, (5) DCT Industrial Trust Inc. in connection with the purchase of 20 industrial properties located in various geographic markets and (6) Developers Diversified Realty Corporation in connection with the acquisition of three retail properties located in Raleigh, North Carolina, Philadelphia, Pennsylvania and Pittsburgh, Pennsylvania.

Joint Venture Investments

        A component of our investment strategy includes entering into joint venture agreements with partners in connection with certain property acquisitions. With respect to these agreements, we expect to make a significant equity contribution, generally at least 75% of the required equity contribution for any given venture. These agreements also generally allow our joint venture partners to be entitled to profit participation upon the sale of the relevant property. In certain circumstances, where we may enter into a joint venture with a partner who may also be a product specialist of our Advisor, a joint venture partner or an affiliate thereof may also be responsible for certain acquisition, asset management or other services, for which our Advisor may reallow a portion of the customary acquisition, asset management or disposition fees that it receives from us.

        As of December 31, 2007, we had entered into joint venture agreements with (1) affiliates of Westcore Properties AC, LLC in connection with the acquisition of three office properties in Santa Clara, California, Milpitas, California and Sunnyvale, California, and the acquisition of three office/R&D properties located in San Jose, California and Plano, Texas, (2) an affiliate of Amerimar Enterprises LLC in connection with the acquisition of an office property located in Bala Cynwyd, Pennsylvania, (3) Alliance Commercial Partners LLC in connection with the acquisition of two office properties located in Northbrook, Illinois and Naperville, Illinois, (4) DCT Industrial Trust Inc. in connection with the purchase of 20 industrial properties located in various geographic markets and (5) Developers Diversified Realty Corporation in connection with the acquisition of three retail properties located in Raleigh, North Carolina, Philadelphia, Pennsylvania and Pittsburgh, Pennsylvania.

Liquidity Events

        On a limited basis, our stockholders may be able to have their shares redeemed through our share redemption program. However, in the future, we may also consider various forms of additional liquidity, each of which we refer to as a "Liquidity Event," including but not limited to: (1) a listing of our common stock on a national securities exchange (or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock), (2) our sale or merger in a transaction that provides our stockholders with a combination of cash and/or securities of a publicly traded company and (3) a sale of all or substantially all of our assets for cash or other consideration. We presently intend to effect a Liquidity Event within 10 years from April 3, 2006, the date we met the minimum offering requirements for our initial public offering. However, there can be no assurance that we will effect a Liquidity Event within such time or at all.

Competition

        We believe that the current market for investing in real property, real estate securities and debt related investments is extremely competitive. We compete with many different types of companies engaged in real estate investment activities, including other REITs, pension funds and their advisors, bank and insurance company investment accounts, real estate limited partnerships, various forms of banks and specialty finance companies, mutual funds, private equity funds, hedge funds, individuals and other entities. Some of these competitors, including larger REITs, have substantially greater financial and other resources than we do and generally may be able to accept more risk and leverage. They may also possess significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. We have limited prior operating history and, as a result, many of our competitors may have substantially more investing and operating experience than either we or our Advisor.

Conflicts of Interest

        We are subject to various conflicts of interest arising out of our relationship with the Advisor and other affiliates, including: (1) conflicts related to the compensation arrangements between the Advisor, certain affiliates and us, (2) conflicts with respect to the allocation of the time of the Advisor and its key personnel and (3) conflicts with respect to the allocation of investment opportunities. The independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise and will have a fiduciary obligation to act on behalf of our stockholders. See "Item 13. Certain Relationships and Related Transactions, and Director Independence" for a description of the conflicts of interest that arise as a result of our relationships with the Advisor and its affiliates.

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

Employees

        The Advisory Agreement provides that our Advisor will assume principal responsibility for managing our affairs. Therefore, our executive officers, in their capacities as such, do not receive compensation directly from us, and as a result we have no employees. See "Item 10. Directors, Executive Officers and Corporate Governance" for additional discussion regarding our directors and executive officers.

Available Information

        This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, as well as any amendments to those reports, and our prospectus and amendments to such prospectus that we file with the Securities and Exchange Commission (the "Commission") are available free of charge as soon as reasonably practicable through our website at http://www.dividendcapital.com. The information contained on our website is not incorporated into this Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS

RISKS RELATED TO INVESTMENTS IN REAL PROPERTY

Changes in global, national, regional or local economic, demographic, real estate or capital market conditions may adversely affect our results of operations and returns to our stockholders.

        We are subject to risks generally incident to the ownership of real property including changes in global, national, regional or local economic, demographic or real estate market conditions and other factors particular to the locations of the respective real property investments. We are unable to predict future changes in these market conditions. For example, a recession or rise in interest rates could make it more difficult for us to lease real properties or dispose of them. In addition, rising interest rates could also make alternative interest bearing and other investments more attractive and therefore potentially lower the relative value of our existing real estate investments.

        Furthermore, it has been well publicized that the U.S. credit markets have recently experienced severe dislocations and liquidity disruptions which have had, and may continue to have, a negative impact on our ability to acquire real properties at purchase prices and with financing terms acceptable to us. In addition, these conditions could also negatively impact the financial condition of the tenants that occupy our real properties and, as a result, their ability to pay us rents. If conditions in the U.S. credit markets continue to deteriorate, the impact on our results of operations may be severe. These conditions, or others we cannot predict, may adversely affect our results of operations and returns to our stockholders.

Delays in the acquisition, development and construction of real properties may have adverse effects on portfolio diversification, results of operations and returns to our stockholders.

        Delays we encounter in the selection, acquisition and development of real properties could adversely affect our stockholders' returns. In particular, the uncertain state of the current credit markets has resulted in generally lower transaction volume in the broader real estate market and for us, in part due to pricing and valuation uncertainties. To the extent that such disruptions and uncertainties continue, we may be delayed in our ability to invest our capital in real property investments that meet our acquisition criteria. Such delays would result in our maintaining a relatively higher cash balance than expected, which could have a negative effect on stockholders' returns until the capital is invested. Moreover, delays in acquiring properties may also hinder our ability to reach our portfolio diversification objectives.

        The economy of any state or region in which one of our properties is located may be adversely affected to a greater degree than that of other areas of the country by developments affecting industries concentrated in such state or region. For example, our properties in New England and California accounted for approximately 18% and 12%, respectively, of our total net rentable square feet of our real property portfolio as of December 31, 2007. A deterioration of general economic or other relevant conditions in either of those regions could result in the loss of a tenant, a decrease in the demand for our properties and a decrease in our revenues from those markets, which in turn may have an adverse effect on our results of operations and financial condition.

        In addition, where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, we may not receive any income from these properties and distributions to our stockholders could suffer. Delays in the completion of construction could give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction. Each of those factors could result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, the price we agree to for a real property will be based on our projections of rental income and expenses and estimates of the fair market value of the real property upon completion of construction. If our projections are inaccurate, we may pay too much for a property.

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

Actions of joint venture partners could negatively impact our performance.

        We have entered into and may continue to enter into joint ventures with third parties, including entities that are affiliated with the Advisor. We have and may also continue to purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

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

        Actions by such a joint venture partner or co-tenant might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing our stockholders' returns.

        Under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached, which might have a negative influence on the joint venture and decrease potential returns to our stockholders. In the event that a venture partner has a right of first refusal to buy out the other partner, it may be unable to finance such a buy-out at that time. It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in a particular property. In addition, to the extent that our venture partner or co-tenant is an affiliate of the Advisor, certain conflicts of interest will exist.

Real properties are illiquid investments and we may be unable to adjust our portfolio in response to changes in economic or other conditions or sell a property if or when we decide to do so.

        Real properties are illiquid investments and we may be unable to adjust our portfolio in response to changes in economic or other conditions. In addition, the real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any real property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a real property. In addition, we may acquire real properties that are subject to contractual "lock-out" provisions that could restrict our ability to dispose of the real property for a period of time.

        We may also be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure our stockholders that we will have funds available to correct such defects or to make such improvements.

        In acquiring a real property, we may agree to restrictions that prohibit the sale of that real property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that real property. Our real properties may also be subject to resale restrictions. All of these provisions would restrict our ability to sell a property.

We are dependent on tenants for revenue and our inability to lease our real properties or to collect rent from our tenants may adversely affect our results of operations and returns to our stockholders.

        Our revenues from our real property investments are dependent on the creditworthiness of our tenants and would be adversely affected by the loss of or default by significant lessees. In addition, certain of our real properties are occupied by a single tenant, and as a result, the success of those real properties depends on the financial stability of that tenant. Lease payment defaults by tenants could cause us to reduce the amount of distributions to stockholders and could force us to find an alternative source of revenue to pay any mortgage loan on the real property. In the event of a tenant default, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our real property. If a lease is terminated, we may be unable to lease the real property for the rent previously received or sell the real property without incurring a loss.

A real property that incurs a vacancy could be difficult to sell or re-lease.

        A real property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. In addition, certain of the real properties we acquire may have some level of vacancy at the time of closing. Certain other real properties may be specifically suited to the particular needs of a tenant and our real property may become vacant. Therefore, we may have difficulty obtaining a new tenant for any vacant space we have in our real properties. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in lower cash distributions to our stockholders. In addition, the resale value of the real property could be diminished because the market value may depend principally upon the value of the leases of such real property.

Our operating expenses may increase in the future and to the extent such increases cannot be passed on to our tenants, our cash flow and our operating results would decrease.

        Operating expenses, such as expenses for fuel, utilities, labor, building materials and insurance are not fixed and may increase in the future. There is no guarantee that we will be able to pass such increases on to our tenants. To the extent such increases cannot be passed on to our tenants, any such increases would cause our cash flow and our operating results to decrease.

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

        Our real properties are subject to real and personal property taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. Certain of our leases provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the real properties that they occupy while other leases will generally provide that we are responsible for such taxes. In any case, as the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable governmental authorities. If real property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authorities may place a lien on the real property and the real property may be subject to a tax sale. In addition, we will generally be responsible for real property taxes related to any vacant space.

Uninsured losses or premiums for insurance coverage relating to real property may adversely affect our stockholders' returns.

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

        Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such real property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants' operations, the existing condition of land when we buy it, operations in the vicinity of our real properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our real properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of our real properties, we may be exposed to such costs in connection with such regulations. The cost of defending against environmental claims, of any damages or fines we must pay, of compliance with environmental regulatory requirements or of remediating any contaminated real property could materially and adversely affect our business, lower the value of our assets or results of operations and, consequently, lower the amounts available for distribution to our stockholders.

The costs associated with complying with the Americans with Disabilities Act may reduce the amount of cash available for distribution to our stockholders.

        Investment in real properties may also be subject to the Americans with Disabilities Act of 1990, as amended. Under this act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The act has separate compliance requirements for "public accommodations" and "commercial facilities" that generally require that buildings and services be made accessible and available to people with disabilities. The act's requirements could require us to remove access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the act. We cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. Any monies we use to comply with the act will reduce the amount of cash available for distribution to our stockholders.

We may not have funding for future tenant improvements which may adversely affect the value of our assets, our results of operations and returns to our stockholders.

        When a tenant at one of our real properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new tenants, we will be required to expend substantial funds to construct new tenant improvements in the vacated space. Substantially all of the net proceeds from our public offerings have been and will continue to be invested in real properties, real estate securities and debt related investments, and we do not anticipate that we will maintain permanent working capital reserves. We do not currently have an identified funding source to provide funds which may be required in the future for tenant improvements and tenant refurbishments in order to attract new tenants. If we do not establish sufficient reserves for working capital or obtain adequate secured financing to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our real properties. If we defer such improvements, the applicable real properties may decline in value, and it may be more difficult for us to attract or retain tenants to such real properties or the amount of rent we can charge at such real properties may decrease. We cannot assure our stockholders that we will have any sources of funding available to us for repair or reconstruction of damaged real property in the future.

Real property investments made outside of the United States will be subject to currency rate exposure and risks associated with the uncertainty of foreign laws and markets.

        We may invest in Canada and Mexico, and potentially elsewhere on a limited basis, to the extent that opportunities exist that may help us meet our investment objectives. To the extent that we invest in real property located outside of the United States, in addition to risks inherent in the investment in real estate generally discussed in this section of our Annual Report on Form 10-K, we will also be subject to fluctuations in foreign currency exchange rates and the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, currency exchange controls, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden associated with complying with a wide variety of foreign laws. Changes in foreign currency exchange rates may adversely impact the fair values and earnings streams of our international holdings and therefore the returns on our non-dollar denominated investments. To the extent that we make real property investments outside of the United States, our principal currency exposures are expected to be the Mexican Peso and the Canadian Dollar, although to the extent that we make investments in other foreign countries we would be subject to additional currency exposure. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations.

RISKS RELATED TO INVESTMENTS IN REAL ESTATE SECURITIES AND DEBT RELATED INVESTMENTS

Recent market conditions and the risk of continued market deterioration have caused and may continue to cause the value of our real estate securities and preferred equity investments to be reduced.

        It has been well publicized that the U.S. credit markets and the sub-prime residential mortgage market have recently experienced severe dislocations and liquidity disruptions. Sub-prime mortgage loans have recently experienced increased rates of delinquency, foreclosure and loss. These and other related events have had a significant impact on the capital markets associated not only with sub-prime mortgage-backed securities ("MBS") and asset-backed securities ("ABS") and CDOs, but also with the U.S. credit and financial markets as a whole.

        We have not invested in any CMBS and CDOs that contain assets that could be classified as sub-prime residential mortgages and we do not have direct exposure to the sub-prime residential lending market. However, the values of many of the securities that we hold are sensitive to the volatility of the credit markets, and many of our securities have been adversely affected and may continue to be adversely affected by future developments. In addition, to the extent that uncertainty in the credit markets continues and/or intensifies, it has the potential to materially affect both the value of our real estate securities investments and/or the availability or the terms of financing that we may anticipate utilizing in order to leverage our real estate securities investments.

        If we were forced to liquidate our securities portfolio into the current market, we would experience significant losses on these investments. However, we currently have the intention to hold our real estate securities to maturity, although from time to time we may sell any of these assets as part of our overall management of the investment portfolio.

        The recent market volatility has also made the valuation of certain of our real estate securities more difficult, particularly our CMBS and CDO assets. Management's estimate of the value of these investments relies primarily upon independent pricing agency valuations. However, the methodologies that are used in valuing individual investments are generally based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investments therefore often vary materially from such assumptions or estimates.

        As of December 31, 2007, we recognized a net unrealized loss of approximately $66.2 million related to our real estate securities investments, which is included in the audited consolidated statement of stockholders' equity in "Item 8. Financial Statements and Supplementary Data" as other comprehensive loss, consisting of (1) an unrealized loss of approximately $27.3 million for our investments in preferred equity securities and (2) an unrealized loss of approximately $38.9 million for our CMBS and CDOs.

        Because there is significant uncertainty in the valuation and stability of certain of our securities holdings, the fair values of such investments as reflected in our consolidated statements of stockholders' equity as other comprehensive income (loss), may not reflect the prices that we would obtain if such investments were actually sold. Furthermore, due to recent market events, many of our investments are subject to rapid changes in value caused by sudden developments which could have a material adverse effect on the values of these investments.

        To the extent that these volatile market conditions persist and/or deteriorate, it has and may continue to negatively impact our ability to both acquire and potentially sell our real estate securities holdings at a price and with terms acceptable to us.

The CMBS and CDOs in which we invest are subject to several types of general risks.

        CMBS are bonds which evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. CDOs are a type of collateralized debt obligation that is backed by commercial real estate assets, such as CMBS, commercial mortgage loans, B-notes, or mezzanine loans. Accordingly, the mortgage backed securities we invest in are subject to all of the risks of the underlying mortgage loans.

        In a rising interest rate environment, the value of CMBS and CDOs may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security's effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. In a falling interest rate environment, securities whose investment yield is tied to a floating rate index, such as LIBOR, will distribute less dividend income than when originally purchased. The value of CMBS and CDOs may also change due to shifts in the market's perception of issuers and regulatory or tax changes adversely affecting the mortgage securities markets as a whole. In addition,

CMBS and CDOs are subject to the credit risk associated with the performance of the underlying mortgage properties. In certain instances, third party guarantees or other forms of credit support can reduce the credit risk.

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

Our investments in real estate preferred equity securities involve a greater risk of loss than traditional debt financing of the issuer.

        We invest in real estate preferred equity securities, which involve a higher degree of risk than traditional debt financing of the issuer due to a variety of factors, including that such investments are subordinate to traditional loans and are not secured by property underlying the investment. Furthermore, should the issuer default on our investment, we would only be able to proceed against the entity in which we have an interest, and not the properties or other assets owned by such entity and underlying our investment. As a result, we may not recover some or all of our investment.

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

        During periods of rising interest rates, the average life of certain types of securities may be extended because of slower than expected principal payments. This may lock in a below-market interest rate, increase the security's duration and reduce the value of the security. This is known as extension risk. During periods of declining interest rates, an issuer may be able to exercise an option to prepay principal earlier than scheduled, which is generally known as call or prepayment risk. If this occurs, we may be forced to reinvest in lower yielding securities. This is known as reinvestment risk. Preferred and debt securities frequently have call features that allow the issuer to repurchase the security prior to its stated maturity. An issuer may redeem an obligation if the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. These risks may reduce the value of our real estate securities investments.

The mortgage loans in which we invest and the mortgage loans underlying the mortgage backed securities in which we invest will be subject to delinquency, foreclosure and loss, which could result in losses to us.

        Commercial mortgage loans are secured by multifamily or other types of commercial property and are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, current and potential future capital markets uncertainty, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

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

The mezzanine loans and B-notes in which we may invest would involve greater risks of loss than senior loans secured by income-producing real properties.

        We may invest in mezzanine loans and B-notes that substantially take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

A portion of our real estate securities and debt related investments may be considered illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

        Certain of the real estate securities and debt related investments that we have purchased or may purchase in the future in connection with privately negotiated transactions are not or may not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine, B-note and bridge loans we purchased or may purchase in the future are or will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower's default. In addition, due to current credit market conditions, certain of our registered securities may not be as liquid as when originally purchased.

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

        Real estate common equity securities are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in real estate common equity securities are subject to risks of (1) limited liquidity in the secondary trading market, (2) substantial market price volatility resulting from changes in prevailing interest rates, (3) subordination to the prior claims of banks and other senior lenders to the issuer, (4) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (5) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (6) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding real estate common equity securities and the ability of the issuers thereof to repay principal and interest or make distribution payments.

We may make investments in non-U.S. dollar denominated securities, which will be subject to currency rate exposure and risks associated with the uncertainty of foreign laws and markets.

        Some of our real estate securities investments may be denominated in foreign currencies and, therefore, we expect to have currency risk exposure to any such foreign currencies. A change in foreign currency exchange rates may have an adverse impact on returns on our non-U.S. dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations. To the extent that we invest in non-U.S. dollar denominated securities, in addition to risks inherent in the investment in securities generally discussed in this Annual Report on Form 10-K, we will also be subject to risks associated with the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, currency exchange controls, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden of complying with a wide variety of foreign laws.

RISKS ASSOCIATED WITH DEBT FINANCING

Recent uncertainty in the credit markets could affect our ability to obtain debt financing on reasonable terms.

        The U.S. credit markets have recently experienced severe dislocations and liquidity disruptions which have caused the credit spreads on prospective debt financings to widen considerably. The uncertainty in the credit markets may negatively impact our ability to access additional debt financing at reasonable terms, which may negatively affect investment returns on future acquisitions or our ability to make acquisitions. Due to the recent market events, many of our real estate securities investments which we may use in the future as collateral for prospective borrowings are subject to rapid changes in value caused by sudden developments, which could lower their values. This reduction in value could subsequently result in the potential reduced ability or the inability to leverage these assets, as well as potential margin calls on facilities that utilize affected assets as collateral.

Our derivative instruments that we use to hedge against interest rate fluctuations may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on our stockholders' investment.

        We have utilized derivative instruments to hedge exposure to changes in interest rates on certain of our loans secured by our real properties, but no hedging strategy can protect us completely. We have also entered into four, LIBOR-based, forward-starting swaps of approximately $350 million to hedge our exposure to variability in the cash outflows of expected future fixed-rate debt issuances due to fluctuations in the USD-LIBOR swap rate, with the first $150 million hedge due to be cash settled no later than August 1, 2008. We cannot assure our stockholders that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging of these transactions will not result in losses. Any settlement charges incurred to terminate the unused derivative instruments will result in increased interest expense, which may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income tests.

We incur mortgage indebtedness and other borrowings, which may increase our business risks, and could hinder our ability to make distributions to our stockholders.

        We finance a portion of the purchase price of our investments in real properties, real estate securities and debt related investments by borrowing funds. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets unless approved by a majority of independent directors and disclosed to stockholders in our next quarterly report along with justification for the excess. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the sum of (a) the aggregate cost of our real property assets before non-cash reserves and depreciation and (b) the aggregate cost of our securities assets. In addition, we have incurred mortgage debt and pledged some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow funds if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

        High debt levels would cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders' investment. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We have historically given certain partial guarantees, and may give full or partial guarantees in the future, to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we are responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross collateralization or cross default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected.

Increases in mortgage interest rates may make it more difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make to our stockholders.

        If mortgage debt is unavailable on reasonable terms as a result of increased interest rates, credit spreads, decreased liquidity or other factors, we may not be able to finance the initial purchase of properties. In addition, when we incur mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. As of December 31, 2007, we had approximately $661.7 million in aggregate outstanding mortgage notes, all of which were payable monthly and were interest only, with the exception of six mortgage notes, which were fully amortizing, and had outstanding balances as of December 31, 2007, totaling approximately $47.7 million. Mortgage notes outstanding as of December 31, 2007, had maturity dates ranging from June 2009 through September 2036. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing securities or by borrowing more money.

Increases in interest rates could increase the amount of our debt payments and therefore negatively impact our operating results.

        Interest we pay on our debt obligations will reduce cash available for distributions. To date, we have approximately $203.9 million of variable rate debt outstanding, net of repayments, for which increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties and/or securities at times which may not permit realization of the maximum return on such investments.

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

When we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to refinance or sell properties on favorable terms, and to make distributions to our stockholders.

        Most of our current mortgage financing arrangements require us to make a lump-sum or "balloon" payment at maturity. Our ability to make a balloon payment at maturity will be uncertain and may depend upon our ability to obtain additional financing or our ability to sell the particular property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In an environment of increasing mortgage rates, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt if mortgage rates are higher at a time a balloon payment is due. In addition, payments of principal and interest made to service our debts, including balloon payments, may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT.

RISKS RELATED TO THE ADVISOR AND AFFILIATES

We depend on the Advisor and its key personnel; if any of such key personnel were to cease employment with the Advisor, our business could suffer.

        Our ability to make distributions and achieve our investment objectives is dependent upon the performance of the Advisor in the acquisition, disposition and management of real properties, real estate securities and debt related investments, the selection of tenants for our real properties, the determination of any financing arrangements and other factors. In addition, our success depends to a significant degree upon the continued contributions of certain of the Advisor's key personnel, including Guy M. Arnold, John E. Biallas, Troy J. Bloom, John A. Blumberg, John R. Chambers, Thomas I. Florence, Andrea L. Karp, Michael J. Kelly, Lainie P. Minnick, Gregory M. Moran, Glenn R. Mueller, Ph.D., James R. Mulvihill, Gary M. Reiff, Sonya J. Rosenbach, Joshua J. Widoff, and Evan H. Zucker, each of whom would be difficult to replace. We currently do not have, nor do we expect to obtain key man life insurance on any of the Advisor's key personnel. If the Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.

Our Advisor's product specialists may recommend that we enter into transactions with entities that have a relationship or affiliation with them, and our stockholders will not be able to assess the Advisor's product specialists' qualifications when deciding whether to make an investment in shares of our common stock.

        The Advisor utilizes third party product specialists to assist the Advisor in fulfilling its responsibilities. The strategic alliances between the Advisor and the product specialists provide, in accordance with industry standards, that the product specialists must adhere to a standard of care of commercial reasonableness when performing services on our behalf. The Advisor's product specialists generally do not owe fiduciary duties to us and may have time constraints and other conflicts of interest due to relationships or affiliations they have with other entities. As a result, these product specialists may recommend that we enter into transactions with such entities, in which case we will not have the benefit of arm's length negotiations of the type normally conducted between unrelated parties. Our stockholders will not be able to assess the qualifications of the Advisor's product specialists when deciding whether to make an investment in shares of our common stock. Therefore, our stockholders may not be able to determine whether the Advisor's product specialists are sufficiently qualified or otherwise desirable to work with.

Our Advisor's management personnel and product specialists face conflicts of interest relating to time management and there can be no assurance that the Advisor's management personnel and product specialists will devote adequate time to our business activities or that the Advisor will be able to hire adequate additional employees.

        Certain of the Advisor's management personnel and product specialists may also provide services to other Dividend Capital affiliated entities and, in the case of the product specialists, to unrelated third parties. We are not able to estimate the amount of time that such management personnel and product specialists will devote to our business. As a result, certain of the Advisor's management personnel and product specialists have conflicts of interest in allocating their time between our business and their other activities. During times of significant activity in other programs and ventures, the time they devote to our business may decline and be less than we would require. We expect that as our investment activities expand, in addition to the product specialists it will retain, the Advisor will attempt to hire additional employees who would devote substantially all of their time to our business. However, there can be no assurance that the Advisor's affiliates will devote adequate time to our business activities or that the Advisor will be able to hire adequate additional employees.

The Advisor and its affiliates, including our officers and some of our directors, face conflicts of interest caused by compensation arrangements with us and other Dividend Capital affiliated entities, which could result in actions that are not in the best interests of our stockholders.

        The Advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence the Advisor's advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

  •
  Public offerings of equity by us, which allow the Dealer Manager to earn additional dealer manager fees and the Advisor to earn increased acquisition fees and asset management fees;

  •
  Property sales, which allow the Advisor to earn additional asset management fees, disposition fees and possibly additional real estate sales commissions; and

  •
  Property acquisitions from other Dividend Capital affiliated entities, which may allow the Advisor or its affiliates to earn additional acquisition fees and asset management fees.

        Further, our Advisor may recommend that we invest in a particular asset or pay a higher purchase price for the asset than it would otherwise recommend if it did not receive an acquisition fee. Certain potential acquisition fees and asset management fees paid to the Advisor and management and leasing fees paid to the Property Manager would be paid irrespective of the quality of the underlying real estate or property management services during the term of the related agreement. As a component of the asset management fee, our Advisor is also entitled to a monthly net operating income-based fee and a fee equal to a percentage of the sales price of a property upon its sale. These fees may incentivize the Advisor to recommend the sale of a property or properties that may not be in our best interests at the time. Investments with higher net operating income growth potential are generally riskier or more speculative. In addition, the premature sale of an asset may add concentration risk to the portfolio or may be at a price lower than if we held the property. Moreover, the Advisor has considerable discretion with respect to the terms and timing of acquisition, disposition and leasing transactions. In evaluating investments and other management strategies, the opportunity to earn these fees may lead the Advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as preservation of capital, in order to achieve higher short-term compensation. Considerations relating to our affiliates' compensation from us and other Dividend Capital affiliated entities could result in decisions that are not in the best interests of our stockholders, which could hurt our ability to pay our stockholders distributions or result in a decline in the value of our stockholders' investment. Conflicts of interest such as those described above have contributed to stockholder litigation against certain other externally managed REITs that are not affiliated with us.

The time and resources that Dividend Capital affiliated entities devote to us may be diverted and we may face additional competition due to the fact that Dividend Capital affiliated entities are not prohibited from raising money for another entity that makes the same types of investments that we target.

        Dividend Capital affiliated entities are not prohibited from raising money for another investment entity that makes the same types of investments as those we target. As a result, the time and resources they could devote to us may be diverted. For example, the Dealer Manager is currently involved in two other public offerings for other Dividend Capital affiliated entities. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may also co-invest with any such investment entity. Even though all such co-investments will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with a third party.

The Advisor may have conflicting fiduciary obligations if we acquire properties with its affiliates or other related entities; as a result, in any such transaction we may not have the benefit of arm's length negotiations of the type normally conducted between unrelated parties.

        The Advisor may cause us to acquire an interest in a property from its affiliates or DCT Industrial Trust or through a joint venture with its affiliates or DCT Industrial Trust or to dispose of an interest in a property to its affiliates or DCT Industrial Trust. In these circumstances, the Advisor will have a conflict of interest when fulfilling its fiduciary obligation to us. In any such transaction we may not have the benefit of arm's length negotiations of the type normally conducted between unrelated parties.

The fees we pay to affiliates in connection with our public offering and in connection with the acquisition and management of our investments were not determined on an arm's length basis and therefore we do not have the benefit of arm's length negotiations of the type normally conducted between unrelated parties.

        As of December 31, 2007, we had paid, in aggregate, approximately $127.2 million to the Advisor, the Dealer Manager and other affiliates in fees, commissions and offering expense reimbursements, as well as acquisition and asset management fees for our investments.

        In addition, assuming we raise $2,000,000,000 in gross offering proceeds from the sale of shares of our common stock in connection with our follow-on public offering declared effective by the Commission on January 22, 2008 (consisting of $1,500,000,000 pursuant to the primary offering and $500,000,000 pursuant to the distribution reinvestment plan), we will pay an aggregate of up to approximately 7.5% of the gross offering proceeds (approximately $150,000,000) in fees, commissions and offering expense reimbursements to the Advisor, the Dealer Manager and other affiliates in exchange for their services and to reimburse funds advanced on our behalf. Substantially all of the sales commissions (up to $90,000,000) are expected to be reallowed to third party broker dealers participating in our follow-on public offering. The fees paid and to be paid to the Advisor, the Dealer Manager and other affiliates for services they provide us were not determined on an arm's length basis. As a result, the fees have been determined without the benefit of arm's length negotiations of the type normally conducted between unrelated parties.

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

        We may also compete with other Dividend Capital affiliated entities for opportunities to acquire or sell certain types of real estate securities. Dividend Capital Investments acts as one of the Advisor's product specialists with respect to our investments in real estate securities. Dividend Capital Investments is also the investment manager for three additional Dividend Capital affiliated entities, and certain non-affiliated entities, which invest in the same type of securities as those in which we invest.

        As a result of our potential competition with other Dividend Capital affiliated entities or DCT Industrial Trust, certain investment opportunities that would otherwise be available to us may not in fact be available. This competition may also result in conflicts of interest that are not resolved in our favor.

We may purchase real estate assets from third parties who have existing or previous business relationships with affiliates or other related entities of the Advisor; as a result, in any such transaction, we may not have the benefit of arm's length negotiations of the type normally conducted between unrelated parties.

        We may purchase assets from third parties that have existing or previous business relationships with affiliates of the Advisor. DCT Industrial Trust, Dividend Capital Investments, the officers, directors or employees of such entities and the principals of the Advisor who also perform services for other Dividend Capital affiliated entities or DCT Industrial Trust may have a conflict in representing our interests in these transactions on the one hand and the interests of such affiliates in preserving or furthering their respective relationships on the other hand. In any such transaction, we will not have the benefit of arm's length negotiations of the type normally conducted between unrelated parties.

RISKS RELATED TO OUR GENERAL BUSINESS OPERATIONS AND OUR CORPORATE STRUCTURE

We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire new real properties, real estate securities and debt related investments to expand our operations will be adversely affected.

        The net proceeds from our public offerings are used for investments in real properties, real estate securities and debt related investments, operating expenses and for the payment of various fees and expenses such as acquisition fees, asset management fees and property management fees. We do not anticipate that we will maintain any permanent working capital reserves. Accordingly, in the event that we develop a need for additional capital in the future for acquisitions, the improvement of our real properties, the repayment of debt or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire new real properties and real estate securities and debt related investments to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification or other of our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

A prolonged economic slowdown, a lengthy or severe recession, or declining real estate values could harm our operations and lower returns to our stockholders.

        We believe the risks associated with our business are more severe during periods of economic slowdown or recession if these periods are accompanied by declining values in real estate. For example, a prolonged recession could negatively impact our real property investments as a result of increased tenant defaults under our leases, generally lower demand for rentable space, as well as potential oversupply of rentable space which could lead to increased concessions, tenant improvement expenditures or reduced rental rates to maintain occupancies. Because many of our real estate securities and debt related investments consist of mortgages or pooled mortgages secured by real property, these same impacts could also negatively affect the underlying borrowers and collateral of assets that we own.

        Declining real estate values would also likely reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the real estate economy weakens. Further, declining real estate values significantly increases the likelihood that we will incur losses on our debt investments in the event of default because the value of our collateral may be insufficient to cover our basis in the investment.

        Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from investments in our portfolio as well as our ability to originate, sell and securitize loans. In addition, to the extent that the current volatile market conditions develops into a general economic slowdown or recession, it may negatively impact our ability to both acquire and potentially sell our real estate securities holdings at a price and with terms acceptable to us.

        Our operations could be negatively affected to the extent that an economic downturn is prolonged or becomes more severe, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to the stockholders.

Our board of directors determines our major policies and operations which increases the uncertainties faced by our stockholders.

        Our board of directors determines our major policies, including our policies regarding acquisitions, dispositions, financing, growth, debt capitalization, REIT qualification, redemptions and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board of directors' broad discretion in setting policies and our stockholders' inability to exert control over those policies increases the uncertainty and risks our stockholders face, especially if our board of directors and our stockholders disagree as to what course of action is in the best interest of stockholders.

The "best efforts" nature of our public offering may result in delays or uncertainties in finding suitable investments, which may inhibit our ability to achieve our investment objectives and make distributions to our stockholders.

        Because we are conducting our public offerings on a "best efforts" basis over time, our ability to commit to purchase specific assets will also depend, in part, on the amount of proceeds we have received at a given time. If we are delayed or unable to find suitable investments at any time, we may not be able to achieve our investment objectives or make distributions to our stockholders.

The availability and timing of cash distributions to our stockholders is uncertain and we may have difficulty funding our distributions with funds provided by our operations.

        We currently make and expect to continue to make quarterly distributions to our stockholders. However, we bear all expenses incurred in our operations, which are deducted from cash funds generated by operations prior to computing the amount of cash distributions to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital. We cannot assure our stockholders that sufficient cash will be available to make distributions to our stockholders or that the amount of distributions will increase over time. Should we fail for any reason to distribute at least 90% of our REIT taxable income, we would not qualify for the favorable tax treatment accorded to REITs.

        To date, all of our distributions have been funded through a combination of both funds from operations and borrowings and we expect that over the near-term our distributions will be funded in the same manner. Our long-term strategy is to fund the payment of quarterly distributions to our stockholders entirely from funds from our operations. However, if we are unsuccessful in investing the capital we raise on an effective and efficient basis, we may be required to continue to fund our quarterly distributions to our stockholders from a combination of funds from operations and borrowings. To the extent we are required to borrow money to fund distributions, this could result in higher interest expense, reduce our ability to incur additional indebtedness and otherwise impact our business and results of operations. In addition, we would be more likely to decrease the amount of our distributions to our stockholders or cease making them altogether.

Our UPREIT structure may result in potential conflicts of interest with limited partners in the Operating Partnership whose interests may not be aligned with those of our stockholders.

        Limited partners in the Operating Partnership have the right to vote on certain amendments to the Operating Partnership Agreement, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. As general partner of the Operating Partnership, we are obligated to act in a manner that is in the best interests of all partners of the Operating Partnership. Circumstances may arise in the future when the interests of limited partners in the Operating Partnership may conflict with the interests of our stockholders. These conflicts may be resolved in a manner stockholders believe are not in their best interests.

We may acquire co-ownership interests in real property that are subject to certain co-ownership agreements which may have an adverse effect on our results of operations, relative to if the co-ownership agreements did not exist.

        We may acquire co-ownership interests, especially in connection with the Operating Partnership's private placements, such as tenancy-in-common interests in real property that are subject to certain co-ownership agreements. The co-ownership agreements may limit our ability to encumber, lease, or dispose of our co-ownership interests. Such agreements could affect our ability to turn our investments into cash and could affect cash available for distributions to our stockholders. The co-ownership agreements could also impair our ability to take actions that would otherwise be in the best interests of our stockholders and, therefore, may have an adverse effect on our results of operations, relative to if the co-ownership agreements did not exist.

The Operating Partnership's private placements of tenancy-in-common interests in real properties could subject us to liabilities from litigation or otherwise.

        The Operating Partnership offers undivided tenancy-in-common interests in real properties to accredited investors in private placements exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). We anticipate that these tenancy-in-common interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"). Any tenancy-in-common interests sold to investors pursuant to such private placements are 100% leased by the Operating Partnership. Additionally, the Operating Partnership is given a purchase option giving it the right, but not the obligation, to acquire the tenancy-in-common interests from the investors at a later time in exchange for operating partnership units ("OP Units") (under a prior program administered by the Operating Partnership, such options were granted in the lease itself, and the Operating Partnership continues to hold these options as well). Investors who acquire tenancy-in-common interests pursuant to such private placements may do so seeking certain tax benefits that depend on the interpretation of, and compliance with, extremely technical tax laws and regulations. As the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of such transactions, including in the event an investor fails to qualify for any desired tax benefits.

Maryland law and our organizational documents limit our stockholders' right to bring claims against our officers and directors.

        Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify our directors, our officers, our Advisor and its affiliates for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Moreover, we have entered into separate indemnification agreements with each of our independent directors. As a result, we and our stockholders have more limited rights against these persons than might otherwise exist under common law. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter does provide that we may not indemnify our directors, our Advisor and its affiliates for any liability or loss suffered by them unless they have determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by our non-independent directors, our Advisors and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification is recoverable only out of our net assets or the proceeds of insurance and not from the stockholders.

We may issue preferred stock or other classes of common stock, which issuance could adversely affect the holders of our common stock issued pursuant to our public offerings.

        Holders of our common stock do not have preemptive rights to any shares issued by us in the future. We may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of our stockholders' shares of common stock. This would increase the number of stockholders entitled to distributions without simultaneously increasing the size of our asset base. Our charter authorizes us to issue 1,200,000,000 shares of capital stock, of which 1,000,000,000 shares of capital stock are designated as common stock and 200,000,000 shares of capital stock are designated as preferred stock. Our board of directors may amend our charter to increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. If we ever created and issued preferred stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage:

  •
  A merger, offer or proxy contest;

  •
  The assumption of control by a holder of a large block of our securities; and/or

  •
  The removal of incumbent management.

The limit on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that may have benefited our stockholders.

        Our charter restricts the direct or indirect ownership by one person or entity to no more than 9.8% of the value of our then outstanding capital stock (which includes common stock and any preferred stock we may issue) and no more than 9.8% of the value or number of shares, whichever is more restrictive, of our then outstanding common stock. This restriction may discourage a change of control of us and may deter individuals or entities from making tender offers for shares of our common stock on terms that might be financially attractive to stockholders or which may cause a change in our management. This ownership restriction may also prohibit business combinations that would have otherwise been approved by our board of directors and our stockholders. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease our stockholders' ability to sell their shares of our common stock.

RISKS RELATED TO OUR TAXATION AS A REIT

Failure to qualify as a REIT could adversely affect our operations and our ability to make distributions.

        We are organized and operate in a manner intended to qualify as a REIT for U.S. federal income tax purposes. We first elected REIT status for our taxable year ended December 31, 2006. Although we do not intend to request a ruling from the Internal Revenue Service as to our REIT status, we have received the opinion of our special U.S. federal income tax counsel, Skadden, Arps, Slate, Meagher & Flom LLP, with respect to our qualification as a REIT. Such opinions have been issued in connection with each of our public offerings. Investors should be aware, however, that opinions of counsel are not binding on the Internal Revenue Service or on any court. The opinion of Skadden, Arps, Slate, Meagher & Flom LLP represents only the view of our counsel based on our counsel's review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. Skadden, Arps, Slate, Meagher & Flom LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Skadden, Arps, Slate, Meagher & Flom LLP and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of that qualification. See "Federal Income Tax Considerations—REIT Qualification" in our Registration Statement on Form S-11 filed with the Commission on January 22, 2008.

        If we were to fail to qualify as a REIT for any taxable year, we would be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer be deductible in computing our taxable income and we would no longer be required to make distributions. To the extent that distributions had been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or liquidate some investments in order to pay the applicable corporate income tax. In addition, although we intend to operate in a manner to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors to recommend that we revoke our REIT election.

        We believe that the Operating Partnership will be treated for federal income tax purposes as a partnership and not as an association or as a publicly traded partnership taxable as a corporation. If the Internal Revenue Service were successful in determining that the Operating Partnership were properly treated as a corporation, the Operating Partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the Operating Partnership and distributions to partners would constitute distributions that would not be deductible in computing the Operating Partnership's taxable income. In addition, we could fail to qualify as a REIT, with the resulting consequences described above. See "Federal Income Tax Considerations—Federal Income Tax Aspects of the Operating Partnership—Classification as a Partnership" in our Registration Statement on Form S-11 filed with the Commission on January 22, 2008.

To qualify as a REIT, we must meet annual distribution requirements, which may result in our distributing amounts that may otherwise be used for our operations.

        To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid corporate income taxation on the earnings that we distribute, it is possible that we might not always be able to do so.

        From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

        We may purchase real properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a "true lease," thereby allowing us to be treated as the owner of the property for federal income tax purposes, we cannot assure our stockholders that the Internal Revenue Service will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification "asset tests" or the "income tests" and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

Our stockholders may have current tax liability on distributions if our stockholders elect to reinvest in shares of our common stock.

        Even if our stockholders participate in our distribution reinvestment plan, our stockholders will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, our stockholders that are not tax-exempt entities may have to use funds from other sources to pay their tax liability on the value of the common stock received.

Distributions payable by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.

        Tax legislation enacted in 2003, as amended, generally reduces the maximum U.S. federal income tax rate for distributions payable by corporations to domestic stockholders that are individuals, trusts or estates to 15% through 2010. Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient, rather than the 15% preferential rate. Although this legislation does not adversely affect the taxation of REITs or distributions paid by REITs, the more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock. See "Federal Income Tax Considerations—Taxation of Taxable U.S. Stockholders—Distributions Generally" in our Registration Statement on Form S-11 filed with the Commission on January 22, 2008.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.

        Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal income taxes or state taxes. For example, net income from a "prohibited transaction" will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any U.S. federal or state taxes we pay will reduce our cash available for distribution to our stockholders.

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

  •
  Part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common stock; and

  •
  Part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17), or (20) of the Code may be treated as unrelated business taxable income.

        See "Federal Income Tax Considerations—Treatment of Tax Exempt Stockholders" section of our Registration Statement on Form S-11 filed with the Commission on January 22, 2008 for further discussion of this issue if any of our stockholders are tax-exempt investors.

Our investments in other REITs and real estate partnerships subject us to the tax risks associated with the tax status of such entities.

        We intend to invest in the securities of other REITs and real estate partnerships. Such investments are subject to the risk that any such REIT or partnership may fail to satisfy the requirements to qualify as a REIT or a partnership, as the case may be, in any given taxable year. In the case of a REIT, such failure would subject such entity to taxation as a corporation, may require such REIT to incur indebtedness to pay its tax liabilities, may reduce its ability to make distributions to us, and may render it ineligible to elect REIT status prior to the fifth taxable year following the year in which it fails to so qualify. In the case of a partnership, such failure could subject such partnership to an entity level tax and reduce the entity's ability to make distributions to us. In addition, such failures could, depending on the circumstances, jeopardize our ability to qualify as a REIT.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities.

        To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Complying with the REIT requirements may force us to liquidate otherwise attractive investments.

        To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including shares of stock in other REITs, certain mortgage loans, and mortgage backed securities. The remainder of our investments in securities (other than governmental securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. See "Federal Income Tax Considerations—Operational Requirements—Asset Tests" in our Registration Statement on Form S-11 filed with the Commission on January 22, 2008. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

The stock ownership limit imposed by the Internal Revenue Code for REITs and our charter may restrict our business combination opportunities.

        To qualify as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year after our first year in which we qualify as a REIT. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless an exemption is granted by our board of directors, no person (as defined to include entities) may own more than 9.8% in value of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of our common stock following the completion of our public offerings. In addition, our charter will generally prohibit beneficial or constructive ownership of shares of our capital stock by any person that owns, actually or constructively, an interest in any of our tenants that would cause us to own, actually or constructively, more than a 9.9% interest in any of our tenants. Our board of directors may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine. These ownership limitations in our charter are common in REIT charters and are intended, among other purposes, to assist us in complying with the tax law requirements and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of syndicating and securitizing mortgage loans, that would be treated as sales for federal income tax purposes.

        A REIT's net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans that are held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to syndicate, dispose of, or securitize loans in a manner that was treated as a sale of the loans for U.S. federal income tax purposes. Therefore, to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level and may limit the structures we utilize for our securitization transactions, even though the sales or structures otherwise might be beneficial to us.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

        The Internal Revenue Service has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a pass-through entity will be treated by the Internal Revenue Service as a real estate asset for purposes of the REIT tests, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We intend to make investments in loans secured by interests in pass-through entities in a manner that complies with the various requirements applicable to our qualification as a REIT. To the extent, however, that any such loans do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, there can be no assurance that the Internal Revenue Service will not challenge the tax treatment of such loans, which could jeopardize our ability to qualify as a REIT.

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

        In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in shares of our common stock. We urge our stockholders to consult with their own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

Recharacterization of transactions under the Operating Partnership's intended private placements could result in a 100% tax on income from prohibited transactions, which would diminish our cash distributions to our stockholders.

        The Internal Revenue Service could recharacterize transactions under the Operating Partnership's intended private placements such that the Operating Partnership could be treated as the bona fide owner, for tax purposes, of properties acquired and resold by the entity established to facilitate the transaction. Such recharacterization could result in the income realized on these transactions by the Operating Partnership being treated as gain on the sale of property that is held as inventory or otherwise held primarily for the sale to customers in the ordinary course of business. In such event, such gain would constitute income from a prohibited transaction and would be subject to a 100% tax. If this occurs, our ability to pay cash distributions to our stockholders will be adversely affected.

Qualifying as a REIT involves highly technical and complex provisions of the Code.

        Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.

Foreign investors may be subject to FIRPTA on the sale of common shares if we are unable to qualify as a "domestically controlled" REIT.

        A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA, on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a "domestically controlled REIT." A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. We cannot assure our stockholders that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gains realized by a foreign investor on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock. See "Federal Income Tax Considerations—Special Tax Considerations for Non-U.S. Stockholders—Non-Dividend Distributions" in our Registration Statement on Form S-11 filed with the Commission on January 22, 2008.

INVESTMENT COMPANY RISKS

Maintenance of our Investment Company Act exemption imposes limits on our operations.

        We conduct our operations so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended, which we refer to as the "Investment Company Act." We rely on the exclusion provided by Section 3(c)(5)(C) of the Investment Company Act (and potentially Section 3(c)(6) if, from time to time, we engage in our real estate business through one or more majority owned subsidiaries) and/or any other exclusions available to us. We may rely in the future on any other exemption or exception under the Investment Company Act, including Sections 3(c)(6) or 3(a)(1), or the rules promulgated there under.

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

        To maintain compliance with the Investment Company Act exclusion, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.

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

        Specifically, the CMBS we have acquired or expect to acquire in the future will be collateralized by pools of first mortgage loans where we can monitor the performance of the underlying mortgage loans through loan management and servicing rights and we will have appropriate workout/foreclosure rights with respect to the underlying mortgage loans. When such arrangements exist, we believe that our CMBS investments will be treated as investments in real estate for purposes of the Investment Company Act. If the Commission or its staff take a different position with respect to the characterization of the CMBS in which we invest, in order to avoid registration as an investment company, we may need to dispose of a significant portion of our CMBS or acquire significant other additional assets, or we may need to modify our business plan to register as an investment company, which would result in significantly increased operating expenses and would likely entail significantly reducing our indebtedness which could also require us to sell a significant portion of our assets. No assurances can be given that any such dispositions or acquisitions of assets, or deleveraging, could be accomplished on favorable terms. Consequently, any such modification of our business plan could have a material adverse effect on us. Further, if it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the Commission, that we would be unable to enforce contracts with third parties, and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company. Any such results would be likely to have a material adverse effect on us.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of December 31, 2007, we had invested in 61 real properties, all of which were operating properties. These operating properties are located in 19 distinct markets throughout the United States and comprise approximately 10.3 million net rentable square feet. As of December 31, 2007, our properties were subject to mortgage notes with an aggregate principal amount outstanding of approximately $661.7 million. See Note 6 to our audited consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

        The following table describes the operating properties, by market, which were consolidated onto our balance sheet for purposes of financial statement reporting as of December 31, 2007 (dollar amounts in thousands):

Property	Market	Date of Acquisition	Gross Investment Amount	Net Rentable Area (Square Feet)	Mortgage Notes	% of Total Acquisition Cost of Portfolio	% of Square Footage of Portfolio	Occupancy (1)
Office and Office/R&D Properties
Jay Street	Silicon Valley, CA	6/28/06	$36,425	143,000	$23,500	3.0%	1.4%	100.0%
Bala Pointe	Philadelphia, PA	8/28/06	37,718	173,000	24,000	3.1%	1.7%	92.3%
Lundy Avenue	Silicon Valley, CA	9/28/06	21,555	177,000	14,250	1.8%	1.7%	100.0%
Shiloh Road	Dallas, TX	12/21/06	35,362	438,000	22,700	3.0%	4.3%	100.0%
40 Boulevard	Chicago, IL	1/24/07	13,058	106,000	8,906	1.1%	1.0%	67.2%
Washington Commons	Chicago, IL	2/1/07	26,447	198,000	21,300	2.2%	1.9%	88.8%
Shackleford	Little Rock, AR	3/20/07	21,720	102,000	13,650	1.8%	1.0%	100.0%
Fortune Concourse	Silicon Valley, CA	5/17/07	52,017	430,000	40,100	4.3%	4.2%	53.9%
California Circle	Silicon Valley, CA	7/10/07	14,512	52,000	7,642	1.2%	0.5%	100.0%
Joyce Blvd	Fayetteville, AR	9/28/07	11,705	62,000	—	1.0%	0.6%	100.0%
DeGuigne	Silicon Valley, CA	11/21/07	19,694	53,000	9,880	1.7%	0.5%	100.0%

	Total Office and Office/R&D: 11 properties, 6 markets		$290,213	1,934,000	$185,928	24.2%	18.8%	88.2%
Industrial Properties
Rickenbacker	Columbus, OH	10/16/06	$14,625	331,000	$—	1.2%	3.2%	100.0%
Park West Q	Cincinnati, OH	10/16/06	11,014	199,000	—	0.9%	1.9%	100.0%
Eagle Creek East	Minneapolis, MN	10/16/06	9,155	108,000	—	0.8%	1.0%	100.0%
Park West L	Cincinnati, OH	10/31/06	8,301	151,000	—	0.7%	1.5%	100.0%
Eagle Creek West	Minneapolis, MN	10/31/06	10,182	133,000	—	0.9%	1.3%	100.0%
Minnesota Valley III	Minneapolis, MN	10/31/06	14,692	233,000	—	1.2%	2.3%	100.0%
Pencader	Philadelphia, PA	12/6/06	7,942	129,000	6,050	0.7%	1.3%	100.0%
Hanson Way Dist. Ctr	Silicon Valley, CA	12/7/06	25,399	396,000	19,150	2.1%	3.8%	100.0%
Old Silver Spring	Central PA	12/8/06	6,062	104,000	4,700	0.5%	1.0%	100.0%
Marine Drive	Charlotte, NC	12/8/06	21,109	472,000	14,800	1.6%	4.6%	100.0%
Southfield	Atlanta, GA	3/19/07	6,676	125,000	5,280	0.6%	1.2%	100.0%
Commerce Center	Central PA	3/26/07	34,872	504,000	25,820	2.9%	4.9%	100.0%
Veterans	Chicago, IL	3/26/07	13,103	190,000	9,200	1.1%	1.8%	100.0%
Plainfield III	Indianapolis, IN	3/28/07	20,487	476,000	12,000	1.7%	4.6%	100.0%
Patriot Drive I	Dallas, TX	3/28/07	6,598	143,000	4,625	0.6%	1.4%	100.0%
Patriot Drive II	Dallas, TX	3/28/07	26,202	504,000	18,375	2.2%	4.9%	100.0%
Creekside V	Columbus, OH	6/15/07	6,412	122,000	4,725	0.5%	1.2%	100.0%
Midpoint Drive	Kansas City, KS	6/15/07	9,199	180,000	5,509	0.8%	1.7%	100.0%
Logistics Boulevard	Cincinnati, OH	6/15/07	31,359	604,000	16,042	2.6%	5.9%	100.0%
Greenwood Parkway	Atlanta, GA	10/29/07	22,940	491,000	—	1.9%	4.8%	100.0%

	Total Industrial: 20 properties, 12 markets		$306,329	5,595,000	$146,276	25.5%	54.3%	100.0%
Retail Properties
Bandera Road	San Antonio, TX	2/1/07	$31,028	161,000	$21,500	2.5%	1.6%	93.0%
Beaver Creek	Raleigh, NC	5/11/07	43,282	144,000	26,200	3.4%	1.4%	95.5%
Centerton Square	Philadelphia, PA	5/11/07	101,380	429,000	67,800	8.4%	4.2%	99.7%
Mt. Nebo	Pittsburgh, PA	5/11/07	24,541	103,000	16,000	2.1%	1.0%	69.8%
CB Square	Jacksonville, FL	6/27/07	19,605	74,000	—	1.6%	0.7%	100.0%
Braintree	New England	8/1/07	37,484	177,000	—	3.0%	1.7%	100.0%
Holbrook	New England	8/1/07	19,300	76,000	12,200	1.6%	0.7%	100.0%
Kingston	New England	8/1/07	20,730	135,000	10,574	1.7%	1.3%	100.0%
Manomet	New England	8/1/07	8,334	36,000	5,704	0.7%	0.3%	100.0%
Orleans	New England	8/1/07	32,623	110,000	21,041	2.7%	1.1%	95.1%
Sandwich	New England	8/1/07	33,012	96,000	15,825	2.7%	0.9%	100.0%
Wareham	New England	8/1/07	37,982	197,000	24,400	3.1%	1.9%	100.0%
Whitman 682 Bedford	New England	8/1/07	6,223	46,000	4,246	0.5%	0.5%	100.0%
Abington	New England	8/1/07	11,375	66,000	5,799	0.8%	0.6%	100.0%
Hyannis	New England	8/1/07	11,291	33,000	6,845	0.9%	0.3%	100.0%
Rockland 201 Market	New England	8/1/07	1,660	11,000	792	0.1%	0.1%	100.0%
Mansfield	New England	8/1/07	20,173	74,000	12,422	1.6%	0.7%	100.0%
Meriden	New England	8/1/07	26,953	70,000	16,794	2.2%	0.7%	100.0%
Weymouth	New England	8/1/07	24,102	64,000	—	2.0%	0.6%	100.0%
Whitman 475 Bedford Street	New England	8/1/07	14,927	65,000	9,380	1.2%	0.6%	100.0%
Brockton Eastway Plaza	New England	8/1/07	4,325	77,000	2,852	0.3%	0.8%	81.6%
Cohasset	New England	8/1/07	11,537	50,000	6,654	0.9%	0.5%	100.0%
Cranston	New England	8/1/07	4,812	110,000	2,852	0.4%	1.1%	100.0%
Hanover	New England	8/1/07	6,417	52,000	4,002	0.5%	0.5%	94.1%
Rockland 360-372 Market	New England	8/1/07	3,536	39,000	2,060	0.3%	0.4%	100.0%
Brockton Westgate Plaza	New England	8/1/07	10,017	58,000	6,021	0.8%	0.6%	100.0%
North Hanover	New England	8/1/07	3,647	19,000	2,218	0.3%	0.2%	27.1%
Harwich	New England	10/18/07	14,192	59,000	7,160	1.2%	0.6%	100.0%
New Bedford	New England	10/18/07	15,038	72,000	9,728	1.3%	0.7%	100.0%
Norwell	New England	10/18/07	19,223	60,000	8,410	1.5%	0.6%	100.0%

	Total Retail: 30 properties, 6 markets		$618,749	2,763,000	$329,479	50.3%	26.9%	97.2%

	Grand Total: 61 properties, 19 markets		$1,215,291	10,292,000	$661,683	100.0%	100.0%	95.8%

(1)
Occupancy rates are as of December 31, 2007.

ITEM 3.   LEGAL PROCEEDINGS

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        We commenced our initial public offering on January 27, 2006. Pursuant to the registration statement, we offered on a continuous basis up to $2.0 billion in shares of our common stock, 75% of which were offered to the public at a price of $10.00 per share, and 25% of which were offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. As of December 31, 2007, we had approximately 115.3 million shares of our common stock outstanding held by a total of approximately 21,000 stockholders. Our initial public offering terminated as of the close of business on January 21, 2008, and as of such date approximately 117.5 million shares of our common stock were outstanding and held by a total of approximately 21,200 stockholders. Approximately 3.4 million shares were issued pursuant to our distribution reinvestment plan in connection with our initial public offering.

        On June 11, 2007, we filed a registration statement for our follow-on public offering, which was declared effective on January 22, 2008. Pursuant to the registration statement, we are offering on a continuous basis up to $2.0 billion in shares of our common stock, 75% of which are offered to the public at a price of $10.00 per share, and 25% of which are offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. As of March 14, 2008, we had sold approximately 7.4 million shares of our common stock to a total of approximately 1,300 stockholders in connection with our follow-on public offering. As of March 14, 2008, we had sold in aggregate approximately 124.9 million shares of our common stock to a total of approximately 22,500 stockholders in connection with both of our public offerings.

        In each case, the offering price was arbitrarily determined by our board of directors. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and our distribution reinvestment plan. There is no established public trading market for the shares of our common stock.

        In order for Financial Industry Regulatory Authority ("FINRA") members and their associated persons to have participated in the offering and sale of shares of common stock pursuant to our public offering or to participate in any future offering of our shares, we are required pursuant to FINRA Rule 2710 (f) (2) (m) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, the Advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, the estimated value of the shares was deemed to be $10.00 per share as of December 31, 2007. The basis for this valuation is the fact that, as of December 31, 2007, we were conducting an initial public offering of our shares at the price of $10.00 per share to third-party investors through arm's length transactions. However, there is no significant public trading market for the shares at this time, and there can be no assurance that stockholders could receive $10.00 per share if such a market did exist and they sold their shares of our common stock or that they will be able to receive such amount for their shares of our common stock in the future. Moreover, we have not performed an appraisal of our properties or debt related investments; as such, this valuation is not necessarily based upon the appraised value of our investments, nor does it necessarily represent the amount stockholders would receive if our properties were sold and the proceeds were distributed to our stockholders in a liquidation, which amount may be less than $10.00 per share, because at the time we were purchasing our investments, the amount of funds available for investments was reduced by selling commissions and dealer manager fees, organization and offering costs and acquisition fees and expenses, as described in more detail in the notes to our audited consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. As a result, it would be expected that, in the absence of other factors affecting property values, our aggregate net asset value may be less than the proceeds of our public offerings and may not be the best indicator of the value of shares purchased as a long-term, income-producing investment. In addition, we may conduct additional public offerings of our common stock. Prior to providing a Liquidity Event for our stockholders, our board of directors will determine the public offering price of our shares of common stock for future public offerings, which may or may not be the same as our current public offering price.

Distribution Reinvestment Plan

        We maintain a distribution reinvestment plan for our stockholders to help facilitate investments in our shares of common stock. Our distribution reinvestment plan allows our stockholders to have cash otherwise distributable to them invested in additional shares of our common stock at a price equal to $9.50 per share. We may terminate the distribution reinvestment plan for any reason at any time upon 10 days' prior written notice to participants. Participation in the plan may also be terminated with respect to any person to the extent that a reinvestment of distributions in shares of our common stock would cause the share ownership limitations contained in our charter to be violated.

        Participants may acquire shares of our common stock pursuant to our distribution reinvestment plan until the earliest date upon which (1) all the common stock registered in our follow-on public offering or future offerings to be offered under our distribution reinvestment plan is issued, (2) our follow-on public offering and any future offering pursuant to our distribution reinvestment plan terminates and we elect to deregister with the Commission the unsold amount of our common stock registered to be offered under our distribution reinvestment plan, or (3) there is more than a de minimis amount of trading in shares of our common stock, at which time any registered shares of our common stock then available under our distribution reinvestment plan will be sold at a price equal to the fair market value of the shares of our common stock, as determined by our board of directors by reference to the applicable sales price with respect to the most recent trades occurring on or prior to the relevant distribution date. In any case, the price per share will be equal to the then-prevailing market price, which shall equal the price on the national securities exchange on which such shares of common stock are listed at the date of purchase.

Share Redemption Program

        We have established a share redemption program that provides our stockholders with limited interim liquidity. The share redemption program will be immediately terminated if our shares of common stock are listed on a national securities exchange, or if a secondary market is otherwise established.

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

        In the event that our stockholders seek to redeem all of their shares of our common stock, shares of our common stock purchased pursuant to our distribution reinvestment plan may be excluded from the foregoing one-year holding period requirement, at the discretion of the board of directors. In addition, for purposes of the one-year holding period, holders of OP Units who exchange their OP Units for shares of our common stock shall be deemed to have owned their shares as of the date they were issued their OP Units. The board of directors reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year holding period in the event of the death or disability (as such term is defined in the Code) of a stockholder, as well as the annual limitation discussed below, (2) reject any request for redemption for any reason or no reason, or (3) reduce the number of shares of our common stock allowed to be purchased under the share redemption program. At any time we are engaged in an offering of shares of our common stock, the per share price for shares of our common stock redeemed under our redemption program will never be greater than the then-current offering price of our shares of our common stock sold in the primary offering. We are not obligated to redeem shares of our common stock under the share redemption program. We presently limit the number of shares to be redeemed during any consecutive twelve month period to no more than five percent of the number of shares of common stock outstanding at the beginning of such twelve month period. The aggregate amount of redemptions under our share redemption program is not expected to exceed the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not sufficient to fund redemption requests pursuant to the five percent limitation outlined above, the board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock. Such sources of funds could include cash on hand, cash available from borrowings and cash from liquidations of securities investments as of the end of the applicable quarter, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders or purchases of real property, real estate securities or debt related investments. The board of directors may also increase the annual limit above five percent but, in any event, the number of shares of our common stock that we may redeem will be limited by the funds available from purchases pursuant to our distribution reinvestment plan, cash on hand, cash available from borrowings and cash from liquidations of securities investments as of the end of the applicable quarter.

        The board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension or termination of the share redemption program is in the best interest of our stockholders. In addition, the board of directors may modify the share redemption program to redeem shares at the then-current net asset value per share (provided that any offering will then also be conducted at net asset value per share), as calculated in accordance with policies and procedures developed by our board of directors. If the board of directors decides to amend, suspend or terminate the share redemption program, we will provide stockholders with no less than 30 days' prior written notice. Therefore, our stockholders may not have the opportunity to make a redemption request prior to any potential termination of our share redemption program.

        As of December 31, 2007, we had redeemed approximately 208,000 shares of common stock pursuant to our share redemption program for approximately $1.9 million.

Holders

        As of March 14, 2008, we had approximately 124.9 million shares of our common stock outstanding held by a total of approximately 22,500 stockholders in connection with our public offerings. As of March 14, 2008, we had approximately 2.4 million OP Units outstanding in connection with our private offerings.

Distributions

        We have accrued and made distributions on a quarterly basis following the end of each calendar quarter beginning with the calendar quarter after which we met the minimum offering requirements for our initial public offering on April 3, 2006. In connection with a distribution to our stockholders, our board of directors authorizes a quarterly distribution for a certain dollar amount per share of our common stock before the first day of the quarter. We then calculate each stockholder's specific distribution amount for the quarter using daily record and declaration dates, and distributions begin to accrue on the date we mail a confirmation of subscription to our stockholders for shares of our common stock, subject to our acceptance of the stockholder's subscription.

        We are required to make distributions sufficient to satisfy the requirements for qualification as a REIT for federal income tax purposes. Generally, income distributed will not be taxable to us under the Code if we distribute at least 90% of our taxable income each year (computed without regard to the distributions paid deduction and our net capital gain). In addition, if we fail to distribute during each calendar year at least the sum of (a) 85% of our ordinary income for such year, (b) 95% of our capital gain net income for such year, and (c) any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of the required distribution over the sum of (1) the amounts actually distributed by us, plus (2) retained amounts on which we pay income tax at the corporate level. Distributions will be authorized at the discretion of the board of directors, in accordance with our earnings, cash flow and general financial condition. The board's discretion will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. We are authorized to borrow money, issue new securities or sell assets in order to make distributions. There are no restrictions on the ability of the Operating Partnership to transfer funds to us.

        The following table sets forth the distributions that had been paid and/or declared by us as of December 31, 2007:

Quarter	Amount Declared Per Share/Unit(1)	Annualized Amount Per Share/Unit(1)	Payment Date
2006
2nd Quarter 2006	$0.1326	$0.55	July 17, 2006
3rd Quarter 2006	$0.1386	$0.55	October 13, 2006
4th Quarter 2006	$0.1512	$0.60	January 12, 2007
2007
1st Quarter 2007	$0.1479	$0.60	April 16, 2007
2nd Quarter 2007	$0.1496	$0.60	July 16, 2007
3rd Quarter 2007	$0.1512	$0.60	October 11, 2007
4th Quarter 2007	$0.1513	$0.60	January 15, 2008
2008
1st Quarter 2008	$0.1500	$0.60	April 15, 2008(2)

    (1)
    Assumes share of common stock was owned for the entire quarter.

    (2)
    On December 12, 2007, our board of directors authorized a first quarter 2008 cash distribution of $0.15 per share of common stock which is payable to stockholders of record as of the close of business on each day during the period, from January 1, 2008 through and including March 31, 2008, pro rated for the period of ownership. The payment date for such distribution is expected to be April 15, 2008.

Equity Incentive Plan Information

        For information regarding our equity incentive plan, see Note 14 to our audited consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected financial data relating to our historical financial condition and results of operations for the years ended December 31, 2007 and 2006, and for the period from April 11, 2005 (inception) through December 31, 2005. The financial data in the table is qualified in its entirety by, and should be read in conjunction with, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The amounts in the table are in thousands except per share and footnote information.

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Period from April 11, 2005 (Inception) through December 31, 2005
Operating Data:
Total revenue	$95,066	$6,504	$—
Total operating expenses	62,639	5,804	—
Interest expense	34,157	2,076	—
Interest income	11,927	1,259	*
Minority interests	868	65	*
Net income (loss)	11,065	(52)	*
Common Stock Distributions:
Common stock distributions declared	$51,175	$4,090	$—
Common stock distributions declared per share	0.60	0.42	—
Per Share Data:
Basic net income (loss) per common share	$0.13	$(0.01)	$0.01
Diluted net income (loss) per common share	0.13	(0.02)	0.01
Other Information:
Weighted average shares outstanding—basic	85,473	7,087	**
Weighted average shares outstanding—diluted	85,493	7,107	**
Balance Sheet Data:
Total assets	$1,811,784	$452,971	$203
Total debt	805,554	134,386	—
Total liabilities	891,969	159,177	—
Cash Flow Data:
Net cash provided by operating activities	$31,772	$2,694	*
Net cash used in investing activities	(1,165,338)	(320,426)	—
Net cash provided by financing activities	1,357,883	385,047	2

*
Less than $100.

**
200 shares outstanding.

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Period from April 11, 2005 (Inception) through December 31, 2005
Reconciliation of Funds From Operations(1):
Net income (loss)	$11,065	$(52)	*
Add:
Depreciation and amortization	31,358	2,321	—
Less:
Depreciation and amortization attributable to minority interests	(2,461)	(81)	*

FFO attributable to common stock	$39,962	$2,188	*

FFO per share—basic	$0.47	$0.31	$0.01

FFO per share—diluted	$0.47	$0.30	$0.01

*
Less than $100.

**
200 shares outstanding.

(1)
We believe that funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), is a meaningful supplemental measure of our operating performance because historical cost accounting for real estate assets in accordance with Generally Accepted Accounting Principles ("GAAP") implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses. However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. We believe that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful. We consider FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and real estate depreciation and amortization, FFO can help the investing public compare the operating performance of a real estate company between periods or as compared to other real estate companies.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This section of our Annual Report on Form 10-K provides an overview of what management believes to be the key elements for understanding (1) our company and how we manage our business, (2) how we measure our performance and our operating results, (3) our liquidity and capital resources, and (4) the financial statements that follow in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Forward-Looking Statements

        This Annual Report on Form 10-K includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements relate to, without limitation, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), other development trends of the real estate industry, business strategies, and the expansion and growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," "project," "continue," or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors that may cause our results to vary are general economic and business (particularly real estate and capital market) conditions being less favorable than expected, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, availability and creditworthiness of prospective customers, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, customers' ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental, regulatory and/or safety requirements, customer bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control. For further discussion of these factors see "Item 1A. Risk Factors" in this Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

Overview

        We are organized as a Maryland corporation and were formed on April 11, 2005 to invest in a diverse portfolio of real properties, real estate securities and debt related investments. The cornerstone of our investment strategy is to provide investors seeking a general real estate allocation with a broadly diversified portfolio. Our targeted investments include:

          (1)   direct investments in real properties, consisting of office, industrial, retail, multifamily, hospitality and other properties, primarily located in North America;

          (2)   investments in real estate securities, including securities issued by other real estate companies, CMBS, CDOs and similar investments; and

          (3)   certain debt related investments, including originating and participating in mortgage loans secured by real estate, B-notes, mezzanine debt and other related investments.

        As of December 31, 2007, we had total net investments of approximately $1.5 billion, comprised of:

          (1)   61 properties located in 19 geographic markets in the United States, aggregating approximately 10.3 million net rentable square feet. Our real property portfolio includes an aggregate gross investment amount of approximately $1.2 billion and includes:

    •
    11 office and office/R&D properties located in six geographic markets, aggregating approximately 1.9 million net rentable square feet, with an aggregate gross investment amount of approximately $290.2 million;

    •
    20 industrial properties located in 12 geographic markets, aggregating approximately 5.6 million net rentable square feet, with an aggregate gross investment amount of approximately $306.3 million; and

    •
    30 retail properties located in six geographic markets, aggregating approximately 2.8 million net rentable square feet, with an aggregate gross investment amount of approximately $618.7 million.

          (2)   Approximately $180.7 million in real estate securities, including (a) preferred equity securities of various real estate operating companies and real estate investment trusts with an aggregate market value of approximately $75.5 million, and (b) CMBS and CDOs with an aggregate market value of approximately $105.2 million.

          (3)   Approximately $104.1 million in debt related investments, net of repayments, including (a) an investment in a mortgage loan of approximately $32.2 million, (b) investments in B-notes of approximately $52.0 million and (c) an investment in mezzanine debt of approximately $19.9 million.

        We commenced our initial public offering on January 27, 2006. Pursuant to the registration statement, we offered on a continuous basis up to $2.0 billion in shares of our common stock, 75% of which were offered to the public at a price of $10.00 per share, and 25% of which were offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. As of December 31, 2007, we had approximately 115.3 million shares of our common stock outstanding held by a total of approximately 21,000 stockholders. Our initial public offering terminated as of the close of business on January 21, 2008, and as of such date approximately 117.5 million shares of our common stock were outstanding and held by a total of approximately 21,200 stockholders. Approximately 3.4 million shares were issued pursuant to our distribution reinvestment plan in connection with our initial public offering.

        On June 11, 2007, we filed a registration statement for our follow-on public offering, which was declared effective on January 22, 2008. Pursuant to the registration statement, we are offering on a continuous basis up to $2.0 billion in shares of our common stock, 75% of which are offered to the public at a price of $10.00 per share, and 25% of which are offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. As of March 14, 2008, we had sold approximately 7.4 million shares of our common stock to a total of approximately 1,300 stockholders in connection with our follow-on public offering. As of March 14, 2008, we had sold in aggregate approximately 124.9 million shares of our common stock to a total of approximately 22,500 stockholders in connection with both of our public offerings.

        As of December 31, 2007, our Operating Partnership had raised approximately $106.6 million from the sale of undivided tenancy-in-common interests in ten properties.

        As of December 31, 2007, we had approximately $699.0 million of mortgage notes and short term borrowings outstanding.

        We have three business segments: (1) investments in real property, (2) investments in real estate securities and (3) debt related investments. For a discussion of our business segments and the associated revenue, expenses and net operating income by segment, see Note 20 to our audited consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

        We operate in a manner intended to qualify as a REIT for federal income tax purposes, commencing with the taxable year ended December 31, 2006.

        We are an externally-managed REIT and have no employees. Our day-to-day activities are managed by the Advisor under the terms and conditions of the Advisory Agreement. In addition, under the terms of certain dealer manager agreements, the Dealer Manager serves as our dealer manager of our public and private offerings. The Advisor and its affiliates, including the Dealer Manager, receive various forms of compensation, reimbursements and fees for services relating to our public and private offerings and for the investment and management of our real estate assets.

Revenue Sources

        The primary source of our operating revenue is rents received from tenants under operating and ground leases at our properties, including reimbursements from tenants for certain operating costs. Our revenues are therefore subject to the credit worthiness of our tenants and our ability to keep our properties occupied. We seek long-term earnings growth primarily through increasing rents, increasing occupancy and operating income at existing properties and selectively acquiring additional commercial real estate properties in target markets.

        Our second source of income is from real estate security investments and is generated primarily from (1) dividend income from our investments in preferred equity securities and (2) net interest income from our investments in CMBS and CDO securities, adjusted for the accretion of purchase discounts and the amortization of purchase premiums.

        Our third source of income is from our debt related investments, principally from interest income from the yields on our investments in mortgage loans, B-notes, mezzanine debt and other related investments.

Expenses

        Our primary expenses include (1) rental expense, (2) depreciation and amortization, (3) interest expense and (4) general and administrative expenses. Rental expenses are the expenses directly related to operating and managing the real properties we own, and primarily include property taxes, utilities, property related insurance, property management fees and maintenance. Depreciation and amortization expenses are computed on a straight-line basis over the estimated useful lives of our buildings, tenant improvements, lease commissions and intangible assets. Interest expense primarily relates to outstanding mortgage notes, imputed interest expense on financing obligations associated with the Operating Partnership's private placement and outstanding short term borrowings associated with our securities margin account. General and administrative expenses primarily include corporate legal and accounting, auditing, certain state taxes, transfer agent costs and D&O insurance, as well as other corporate-related costs.

How We Measure Our Performance

Funds From Operations

        We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider funds from operations, or FFO, as defined by NAREIT, to be a useful supplemental measure of our operating performance. FFO is defined as net income, calculated in accordance with GAAP, plus real estate related depreciation and amortization, less gains (or losses) from dispositions of real estate held for investment purposes and adjustments to derive our pro rata share of FFO of consolidated and unconsolidated joint ventures. We consider FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding all operating real estate depreciation and amortization and gains or losses related to sales of previously depreciated operating real estate, FFO can help the investing public compare the operating performance of a real estate company between periods or to other real estate companies. See "Item 6. Selected Financial Data" for a reconciliation of our net income to our funds from operations for the years ended December 31, 2007 and 2006, and for the period from April 11, 2005 (inception) through December 31, 2005.

Principal Business Risks and Objectives

        In our view, there are several principal near-term challenges we face in achieving our business objectives. The first principal challenge is our ability to continue raising substantial funds in our public and private offerings. The second principal challenge is our ability to continue to identify specific real property, real estate securities, and debt related investments to maintain portfolio diversification across multiple dimensions and to provide consistent quarterly distributions to our stockholders entirely using funds from our operations. The number and type of real properties we may acquire and real estate securities and debt related investments in which we may invest will depend upon real estate market conditions, the amount of proceeds we raise in our public and private offerings, conditions in the credit markets and other circumstances existing at the time of acquisition. The uncertain state of the current capital markets has resulted in generally lower transaction volume in the broader real estate market, as well as corresponding pricing and valuation uncertainties. To the extent that such disruptions and uncertainties continue, we may be delayed in our ability to deploy capital into real properties, real estate securities and debt related investments that meet our acquisition criteria. The third principal challenge is continuing to obtain debt financing on reasonable terms and to utilize our derivative instruments to adequately offset the risk of interest rate volatility. This ability to obtain debt financing and to utilize our derivative instruments will be dependent upon conditions in the U.S. credit markets, which recently have experienced severe dislocations and liquidity disruptions.

Our Operating Results

Investment Activity—2007

        During the year ended December 31, 2007, we acquired the following investments using a combination of (1) net proceeds from our initial public offering and private offerings, (2) debt financings, (3) available cash and (4) equity contributions from joint venture partners:

  •
  47 real properties comprising approximately 7.1 million net rentable square feet for an aggregate gross investment amount of approximately $956.1 million, comprised of the following:

  •
  7 office and office/R&D properties located in four geographic markets, aggregating approximately 1.0 million net rentable square feet, with an aggregate gross investment amount of approximately $159.5 million;

  •
  10 industrial properties located in eight geographic markets, aggregating approximately 3.3 million net rentable square feet, with an aggregate gross investment amount of approximately $177.8 million; and

    •
    30 retail properties located in six geographic markets, aggregating approximately 2.8 million net rentable square feet, with an aggregate gross investment amount of approximately $618.7 million. Included in our 2007 retail property acquisition activity was our purchase of the New England Retail Portfolio, which is comprised of 25 retail properties and approximately 1.9 million net rentable square feet located in the Northeast region of the United States, for an aggregate gross investment amount of approximately $398.9 million.

  •
  Real estate securities issued by other real estate companies for a total acquisition cost of approximately $199.6 million. These purchases consisted of (1) preferred equity securities of various real estate operating companies and real estate investment trusts with an approximate aggregate cost of $82.6 million and (2) CMBS and CDOs with an approximate aggregate cost of $117.0 million.

  •
  Debt related investments for a total acquisition cost of approximately $88.5 million, including (1) an investment in a mortgage loan of approximately $33.6 million, (2) investments in B-notes of approximately $35.0 million and (3) an investment in mezzanine debt of approximately $19.9 million.

Investment Activity—2006

        We acquired our first real property in June 2006. For the period from June 2006 through December 31, 2006, we acquired the following investments using a combination of (1) net proceeds from our initial public offering and private offerings, (2) debt financings, (3) available cash and (4) equity contributions from joint venture partners:

  •
  14 real properties comprising approximately 3.2 million net rentable square feet for an aggregate gross investment amount of approximately $259.2 million, comprised of the following:

  •
  4 office and office/R&D properties located in three geographic markets, aggregating approximately 930,000 net rentable square feet, with an aggregate gross investment amount of approximately $130.7 million;

  •
  10 industrial properties located in six geographic markets, aggregating approximately 2.3 million net rentable square feet, with an aggregate gross investment amount of approximately $128.5 million.

  •
  Real estate securities issued by other real estate companies for a total acquisition cost of approximately $47.2 million. These purchases consisted of (1) preferred equity securities of various real estate operating companies and real estate investment trusts with an approximate aggregate cost of $20.1 million and (2) CMBS and CDOs with an approximate aggregate cost of $27.1 million.

  •
  Debt related investments for a total acquisition cost of approximately $28.3 million, including (a) investments in senior participating interests in mortgage loans of approximately $7.0 million and (b) investments in B-notes of approximately $21.3 million.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

        As a result of the acquisition of real properties, real estate securities and debt related investments discussed previously, and based upon the fact that we did not formally commence business operations until June 2006, the results of our operations for the year ended December 31, 2007, reflect significant increases as compared to the results of our operations for the year ended December 31, 2006.

Rental Revenue

        Rental revenue increased approximately $65.0 million to approximately $70.4 million for the year ended December 31, 2007, from approximately $5.4 million for the year ended December 31, 2006.

This increase is primarily attributable to our acquisition of 47 real properties during 2007 and 14 real properties during the period from June 2006 through December 2006.

Securities Income

        Securities income increased approximately $14.8 million to approximately $15.7 million for the year ended December 31, 2007, from approximately $881,000 for the year ended December 31, 2006. This increase is primarily attributable to our acquisition of approximately $199.6 million and $47.2 million in various securities issued by other real estate companies and CMBS and CDO investments during 2007 and 2006, respectively.

Debt Related Income

        Debt related income increased approximately $8.7 million to approximately $9.0 million for the year ended December 31, 2007, from approximately $238,000 for the year ended December 31, 2006. This increase is primarily attributable to our acquisition of approximately $88.5 million and $28.3 million in various real estate-secured mortgage notes, participations in mortgage loans, B-notes and mezzanine debt investments during 2007 and 2006, respectively.

Rental Expense

        Rental expense increased approximately $17.3 million to approximately $18.8 million for the year ended December 31, 2007, from approximately $1.5 million for the year ended December 31, 2006. This increase is primarily attributable to our acquisition of 47 real properties during 2007 and 14 real properties during the period from June 2006 through December 2006.

Depreciation and Amortization

        Depreciation and amortization increased approximately $29.1 million to approximately $31.4 million for the year ended December 31, 2007, from approximately $2.3 million for the year ended December 31, 2006. This increase is primarily attributable to our acquisition of 47 real properties during 2007 and 14 real properties during the period from June 2006 through December 2006.

General and Administrative Expenses

        General and administrative expenses increased approximately $2.5 million to approximately $3.8 million for the year ended December 31, 2007, from approximately $1.3 million for the year ended December 31, 2006. This increase is primarily attributable to increased general corporate expenses primarily as a result of our growth in assets and shareholders.

Asset Management Fees, Related Party

        During the year ended December 31, 2007, our Advisor earned approximately $8.7 million in asset management fees, which was comprised of (1) real property asset management fees of approximately $5.9 million associated with 61 real properties, (2) real estate securities asset management fees of approximately $1.9 million and (3) debt related asset management fees of approximately $933,000. During the year ended December 31, 2006, our Advisor earned approximately $722,000 in asset management fees, which was comprised of (1) real property asset management fees of approximately $542,000 associated with 14 real properties, (2) real estate securities asset management fees of approximately $139,000 and (3) debt related asset management fees of approximately $41,000.

        For a detailed discussion of the asset management fees we pay to our Advisor, see Note 15 to our audited consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Interest Income

        Interest income increased approximately $10.6 million to approximately $11.9 million for the year ended December 31, 2007, from approximately $1.3 million for the year ended December 31, 2006. This increase is attributable to increased cash balances, which are primarily a result of net proceeds from our public and private offerings, being held in interest bearing bank accounts and money market mutual funds.

Interest Expense and Debt Service Requirements

        During the year ended December 31, 2007, we incurred interest expense of approximately $34.2 million. Interest expense resulted primarily from approximately (1) $25.9 million related to the issuance or assumption of mortgage notes associated with 48 real properties during 2007 and four real properties during the period from June 2006 through December 2006, (2) approximately $5.2 million for imputed interest expense on financing obligations associated with our Operating Partnership's private placement, (3) approximately $1.0 million for borrowings on our terminated REPO Facility, (4) approximately $963,000 for short term borrowings associated with our securities margin account, (5) approximately $557,000 in realized losses related to our derivative instruments activity and (6) approximately $580,000 of accelerated loan cost amortization associated with the repayment of four mortgage notes. Interest expense incurred during the year ended December 31, 2006 was approximately $2.1 million, and resulted from the issuance of mortgage notes associated with the acquisition of four real properties during the period from June 2006 through December 2006.

Year Ended December 31, 2006 Compared to the Period from April 11, 2005 (inception) through December 31, 2005

        Since we did not formally commence business operations until June 2006, there is no meaningful comparison of our results for 2006 and 2005.

Liquidity and Capital Resources

        We believe that existing cash and cash equivalents, proceeds from our follow-on public offering and our private offerings, existing leverage on our mortgage notes and cash flows from operations will be sufficient to satisfy our financial requirements for the next twelve months.

Operating Activities

        Net cash provided by operating activities increased approximately $29.1 million to approximately $31.8 million for the year ended December 31, 2007, from approximately $2.7 million for the year ended December 31, 2006. This was primarily due to (1) increased rental revenue, securities income and debt related income as a result of our investment activity during 2007 and (2) increased interest income as a result of higher cash balances attributable to proceeds received from our initial public offering and private offerings, offset by (1) increased rental expense, asset management fees and interest expense as a result of our acquisition of 47 real properties during 2007 and 14 real properties during 2006, and (2) increased general and administrative expenses as a result of our growth.

Investing Activities

Real Property Acquisitions

        During the year ended December 31, 2007, we acquired 47 real properties for a gross investment amount of approximately $956.1 million, comprising approximately 7.1 million net rentable square feet. These properties were acquired using a combination of (1) net proceeds from our initial public offering and private offerings, (2) debt financings, (3) available cash and (4) minority interest equity contributions.

Real Estate Securities Acquisitions

        During the year ended December 31, 2007, we acquired real estate securities classified as available-for-sale through purchases in the open market with an aggregate cost of approximately $199.6 million. These assets were acquired using a combination of net proceeds from our initial public offering and private offerings and available cash.

        During the year ended December 31, 2007, spreads in the U.S. credit markets widened, which caused us to incur unrealized losses related to our real estate securities investments. As of December 31, 2007, we had a net unrealized loss of approximately $66.2 million related to our real estate securities investments, which is included in the accompanying audited consolidated statement of stockholders' equity as other comprehensive loss, consisting of (1) an unrealized loss of approximately $27.3 million for our investments in preferred equity securities and (2) an unrealized loss of approximately $38.9 million for our CMBS and CDOs. We believe that one of the key drivers for the widening credit spreads and resulting net unrealized losses on these investments has been the recent severe dislocation and liquidity disruption in the sub-prime residential mortgage market and its related effects. Based upon management's intent and ability to hold these real estate securities for a reasonable period of time sufficient to allow for a forecasted recovery of fair value, the net unrealized loss of approximately $66.2 million is considered by management to be temporary and as a result, no impairment losses have been recognized in the accompanying audited consolidated statement of operations for the year ended December 31, 2007.

        We have not invested in any CMBS and CDOs which contain assets that could be classified as sub-prime residential mortgages. As such, we currently do not have direct exposure to the sub-prime residential lending market and we are not currently aware of any material deterioration in the performance of the underlying loans that comprise our CMBS and CDO assets. As of December 31, 2007, the aggregate market value of our CMBS and CDO securities assets represented less than 10% of our total assets. However, the values of many of the securities that we hold are sensitive to the volatility of the credit markets, and many of our securities may be adversely affected by future developments. In addition, to the extent that uncertainty in the credit market continues and/or intensifies, it may have the potential to materially affect both the value of our securities portfolio and its liquidity, as well as the availability or the terms of financing that we may anticipate utilizing in order to leverage our securities portfolio.

        If we were forced to liquidate our securities portfolio into the current market, we would experience significant losses on these investments. However, we currently have both the intention and the ability to hold our real estate securities assets to maturity, although from time to time we may sell any of these assets as part of our overall management of the investment portfolio.

        The recent market volatility has also made the valuation of certain of our securities assets more difficult, particularly our CMBS and CDO assets. Management's estimate of the value of these investments relies primarily on independent pricing agency valuations. However, the methodologies that are used in valuing individual investments are generally based on a variety of estimates and assumptions specific to the particular investments, and therefore actual results related to the investments often vary materially from such estimates and assumptions.

        Because there is significant uncertainty in the valuation of, or in the stability of the value of, certain of our securities holdings, the fair value estimates of such investments as reflected in our results of operations may not reflect the prices that we would obtain if such investments were actually sold. Furthermore, due to recent market events, many of our investments are subject to rapid changes in value caused by sudden developments which could have a material adverse affect on the value of these investments.

        We currently do not know the full extent to which the recent U.S. credit market disruptions will affect us. However, based upon our available cash balances and outstanding borrowings, we believe we have sufficient liquidity to hold our real estate securities assets to maturity, and we are not dependent upon selling these investments in order to fund our operations or to meet our existing debt service requirements. Moreover, these market developments may produce a number of attractive investment opportunities for us in the future.

Debt Related Acquisitions

        During the year ended December 31, 2007, we acquired approximately $88.5 million in debt related investments, net of a partial repayment of approximately $4.4 million on one of our B-notes and a full repayment of approximately $8.3 million on one of our mortgage loans. These investments were made using a combination of net proceeds from our initial public offering and private offerings and available cash.

Financing Activities

Public Offering

        Pursuant to our initial public offering, we offered up to $2.0 billion in shares of common stock, 75% of which was offered to the public at a price of $10.00 per share, and 25% of which was offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. During the year ended December 31, 2007, approximately 83.2 million shares of common stock were issued for net proceeds of approximately $752.3 million, which includes redemptions of approximately 208,000 shares for approximately $1.9 million. The net proceeds from the sale of these shares were transferred to our Operating Partnership on a one-for-one basis for OP Units.

The Operating Partnership's Private Placement

        The Operating Partnership is currently offering undivided tenancy-in-common interests in our properties to accredited investors in a private placement exempt from registration under the Securities Act. We anticipate that these tenancy-in-common interests may serve as replacement properties for stockholders seeking to complete like-kind exchange transactions under Section 1031 of the Code. Additionally, the tenancy-in-common interests sold to stockholders are 100% leased by the Operating Partnership. Additionally, the Operating Partnership received a purchase option giving it the right, but not the obligation, to acquire the tenancy-in-common interests from the stockholders commencing at the beginning of the 24th month and terminating at the end of the 36th month of the closing of the sale of tenancy-in-common interests, in exchange for OP units (under a prior program administered by the Operating Partnership, the purchase options commenced at the beginning of the 15th month and terminated at the end of the 24th month of the lease, and the Operating Partnership continues to hold these options as well). During the year ended December 31, 2007, we raised approximately $67.6 million pursuant to our Operating Partnership's private placement.

Debt Financings

        Mortgage Notes—During the year ended December 31, 2007, we obtained aggregate mortgage debt financing in the amount of approximately $577.2 million; all of these mortgage notes had interest only terms, with the exception of six mortgage notes, which were fully amortizing. For the year ended December 31, 2007, we assumed approximately $48.2 million in existing mortgage debt financing in connection with our acquisition of six real properties. The aggregate principal amount of mortgage notes outstanding as of December 31, 2007 was approximately $661.7 million. Mortgage notes were secured by real property with an aggregate net book value as of December 31, 2007, of approximately $980.9 million. As of December 31, 2007, approximately $170.9 million of mortgage notes were subject to interest rates at spreads of 0.95% to 1.60% over one-month LIBOR, and approximately $490.8 million of mortgage notes were subject to fixed interest rates ranging from 5.25% to 7.90%. The weighted average interest rate for these mortgage notes as of December 31, 2007 was 5.90%. Mortgage notes outstanding as of December 31, 2007 had maturity dates ranging from June 2009 through September 2036.

        Short Term Borrowings—During July 2006, we established a securities margin account with an independent, third-party commercial lender to enable us to borrow funds for various purposes secured by our preferred securities investments. Pursuant to this securities margin account, we have the capacity to borrow up to 65% of the market value of any eligible real estate security held in the account. On July 30, 2007, we borrowed $40 million, of which $37.3 million was outstanding as of December 31, 2007. The borrowings were used for general corporate and investment purposes.

        Derivative Instruments and Hedging Activities—During the year ended December 31, 2007, the Company entered into the following significant derivative instruments: (1) four LIBOR based forward starting swaps with maturities ranging from February 2018 to February 2019 in anticipation of expected future fixed rate debt issuances of approximately $350 million, (2) a zero cost collar associated with a floating rate mortgage note related to the acquisition of an office property and (3) a two-year LIBOR-based interest rate cap in connection with variable rate mortgage debt issued in conjunction with the acquisition of the New England Retail Portfolio.

        For the year ended December 31, 2007, the net unrealized loss on our derivatives was approximately $27.7 million. Additionally, hedge ineffectiveness of approximately $557,000 on cash flow hedges was reflected as interest expense for the year ended December 31, 2007.

        The fair value of our four LIBOR based forward starting swaps at year end, as well as the amounts the Company will be required to pay or receive at the mandatory cash settlement dates of the respective swaps, are primarily a function of the applicable LIBOR forward curve. The first $150 million of our forward starting swaps is required to be cash settled on or before August 1, 2008. The LIBOR forward curve and, therefore, U.S. swap rates, have recently been impacted by credit market dislocations, resulting in current rates that are significantly below the rates the Company locked in on the forward starting swaps. The Company locked in the respective forward rates for purposes of mitigating interest rate risk as part of an overall financing strategy in light of an anticipated volume of future acquisitions and not for purposes of interest rate speculation.

        To the extent that U.S. LIBOR swap rates remain significantly below those that the Company locked in with the forward starting swaps, the Company would experience a material cash outlay upon settlement of the swaps. If the disruption in the credit and debt markets prevents or delays the Company from obtaining the anticipated debt that is being hedged by the forward starting swaps, it is likely that the Company would be required to record at least a portion of the losses associated with the cash settled amount as an accelerated expense through current and potentially future period earnings in compliance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133").

        Master Repurchase Facility (the "REPO Facility")—On October 26, 2006, we closed a master repurchase facility with a third party lender. The REPO Facility provided a borrowing capacity of $200 million with an initial maturity date during October 2007, subject to extension, with a final maturity date during October 2009. In addition, we entered into a guarantee agreement (the "Guarantee Agreement") with the same third party lender on October 26, 2006, in connection with the REPO Facility.

        On August 13, 2007, we gave notice to our lender of our intent to repay approximately $1.8 million in remaining outstanding borrowings under the REPO Facility, which we repaid with cash on hand on August 15, 2007. On August 17, 2007, we terminated the REPO Facility and the Guarantee Agreement. We did not incur any penalties in connection with the termination of the REPO Facility and the Guarantee Agreement.

        The U.S. credit markets have recently experienced severe dislocations and liquidity disruptions which have caused the credit spreads on prospective debt financings to widen considerably. We currently do not have any prospective real property, securities or debt related acquisitions for which we are committed that are either dependent upon receiving debt financing or for which the rates have not already been fixed. However, continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing at reasonable terms or at all, which may negatively affect investment returns on future acquisitions or our ability to make acquisitions. Due to recent market events, many of our securities investments which we may use in the future as collateral for prospective borrowings are subject to rapid changes in value caused by sudden developments, which could lower their values. This reduction in value could subsequently result in the potential reduced ability or the inability to leverage these assets, as well as potential margin calls.

Distributions

        To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. The payment of distributions is determined by our board of directors and may be adjusted at its discretion at any time. Distribution levels are set by our board of directors at a level it believes to be appropriate and sustainable based upon a review of a variety of factors including, but not limited to, REIT requirements, the evaluation of existing assets within our portfolio, anticipated acquisitions, projected levels of additional capital to be raised, debt to be incurred in the future and the anticipated results of operations.

        The total amount of distributions for the year ended December 31, 2007 was approximately $51.2 million and was satisfied by two sources: (1) a cash distribution to stockholders of approximately $20.7 million and (2) a common stock issuance of approximately $30.5 million pursuant to our distribution reinvestment plan.

        We funded approximately $20.7 million of cash distributions for the year ended December 31, 2007 from a combination of funds from operations and short-term borrowings using our securities margin account and borrowings under our now-terminated REPO Facility. Our long-term strategy is to fund the payment of distributions entirely from funds from operations.

Minority Interest Contributions and Distributions

        For the year ended December 31, 2007, our joint venture partners contributed approximately $24.4 million in equity capital to our consolidated joint ventures in connection with the acquisition of 18 real properties during 2007 and the acquisition of eight real properties during the period from June 2006 through December 2006. For the year ended December 31, 2007, we distributed approximately $14.9 million to our consolidated joint ventures related to the operations associated with the acquisition of 18 real properties during 2007 and the acquisition of eight real properties during the period from June 2006 through December 2006.

Subsequent Events

Investing Activities

        On January 9, 2008, the Company through its wholly owned subsidiary, TRT Industrial Fund II LLC, acquired Westport Drive, an industrial property located in the central Pennsylvania market, comprising approximately 502,000 square feet for a total purchase price of approximately $24.8 million (which excludes an acquisition fee of approximately $248,000 paid to the Advisor). This purchase was entirely funded from the Company using a combination of net proceeds from its initial public offering, private offerings and available cash.

        In January 2008, the Operating Partnership exercised its option to purchase undivided tenancy-in-common interests that it had previously sold to accredited investors in connection with the Rickenbacker IV Property. The undivided tenancy-in-common interests were purchased for approximately $14.4 million in exchange for OP Units and the property was subsequently contributed to the DCT Joint Venture I in accordance with the terms thereof.

        In February 2008, the Operating Partnership exercised its option to purchase undivided tenancy-in-common interests that it had previously sold to accredited investors in connection with the Park West Q property. The undivided tenancy-in-common interests were purchased for approximately $9.6 million in exchange for OP Units and the property was subsequently contributed to the DCT Joint Venture I in accordance with the terms thereof.

Financing Activities

        On January 22, 2008, our follow-on public offering was declared effective by the Commission. Pursuant to the registration statement, we are offering up to $2.0 billion in shares of our common stock, 75% of which are being offered to the public at a price of $10.00 per share, and 25% of which are being offered pursuant to our distribution reinvestment plan at a price of $9.50 per share.

        As of March 14, 2008, we had approximately 124.9 million shares of our common stock outstanding held by a total of approximately 22,500 stockholders.

        In March 2008, we repaid approximately $4.3 million of our short term borrowings.

Off-Balance Sheet Arrangements

        As of December 31, 2007, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Contractual Obligations

        The following table reflects our contractual obligations as of December 31, 2007, specifically our obligations under long-term debt agreements and operating lease agreements (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-Term Debt(1)	$331,934	$41,074	$67,398	$58,896	$164,566
Operating Leases(2)	60,394	4,568	9,109	9,121	37,596

Total	$392,328	$45,642	$76,507	$68,017	$202,162

(1)
Includes interest payments.

(2)
As of December 31, 2007, we had operating master lease obligations relating to ten properties, all of which were in connection with our Operating Partnership's private placement of tenancy-in-common interests.

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

Critical Accounting Policies

  General

        Our discussion and analysis of financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following discussion pertains to accounting policies management believes are most "critical" to the portrayal of our financial condition and results of operations which require management's most difficult, subjective or complex judgments.

  Principles of Consolidation

        Due to our control of the Operating Partnership through its sole general partnership interest and the limited rights of the limited partners, the Operating Partnership is consolidated with the Company and limited partner interests are reflected as minority interest in the accompanying audited consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Our audited consolidated financial statements also include the accounts of our consolidated subsidiaries and joint ventures through which we are the primary beneficiary under Financial Accounting Standards Board ("FASB") Interpretation No. 46(R), Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51 ("FIN No. 46(R)"), or through which we have a controlling interest. In determining whether we have a controlling interest in a joint venture and therefore a corresponding requirement to consolidate the accounts of that entity, our management considers factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which it will absorb the majority of the entity's expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both.

        Judgments made by management with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a variable interest entity as defined by FIN No. 46(R) involve consideration of various factors, including the form of our ownership interest, the size of our investment (including loans) and our ability to participate in major policy making decisions. Management's ability to correctly assess its influence or control over an entity affects the presentation of these investments in our audited consolidated financial statements and, consequently, our financial position and specific items in our results of operations that are used by our stockholders, lenders and others in their evaluation of us.

        Generally, we consolidate real estate partnerships and other entities that are not variable interest entities (as defined in FIN No. 46(R)) when we own, directly or indirectly, a majority voting interest in the entity. Our analysis of whether we consolidate real estate partnerships and other entities that are not variable interest entities is performed pursuant to various accounting pronouncements including: (1) Emerging Issues Task Force Issue No. 04-5, Determining Whether a General Partner, or the General

Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF No. 04-5"), (2) Accounting Research Bulletin ("ARB") No. 51, Consolidated Financial Statements ("ARB No. 51") and (3) AICPA Statement of Position 78-9, Accounting for Investments in Real Estate Ventures ("SOP 78-9").

  Investments in Real Property

        We capitalize direct costs associated with the acquisition, development or improvement of real property, including acquisition fees paid to the Advisor. Costs associated with the pursuit of acquisitions or developments are capitalized as incurred and, if the pursuit is abandoned, these costs are expensed in the period in which the pursuit is abandoned. Costs associated with the improvement of our real property assets are also capitalized as incurred. However, costs incurred for repairs and maintaining our real property which do not extend the life of our assets are expensed as incurred. The results of operations for acquired real property are included in our audited consolidated statements of operations from their respective acquisition dates.

        Upon acquisition, the total cost of a property is allocated to land, building, building and land improvements, tenant improvements and intangible lease assets and liabilities pursuant to Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS No. 141"). The allocation of the total cost to land, building, building improvements and tenant improvements is based on our estimate of their as-if vacant fair value. The as-if vacant fair value is calculated by using all available information such as the replacement cost of such assets, appraisals, property condition reports, market data and other related information. Pursuant to SFAS No. 141, the difference between the fair value and the face value of debt assumed in an acquisition is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. The valuation of assumed liabilities is based on the current market rate for similar liabilities. The allocation of the total cost of a property to an intangible lease asset includes the value associated with the in-place leases which may include lost rent, leasing commissions, legal and other costs. In addition, the allocation of the total cost of a property requires assigning costs to an intangible asset or liability based on the difference between the present value of the contractual amounts for in-place leases and the present value of fair market lease rates measured over a period equal to the remaining non-cancelable term of the lease as of the date of the acquisition.

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

Description	Depreciable Life
Land	Not depreciated
Building	40 years
Building and land improvements	20 years
Tenant improvements	Lesser of useful life or lease term
Lease commissions	Over lease term
Intangible in-place lease assets	Over lease term
Above/below market assets/liabilities	Over lease term

  Impairment—Investments in Real Property

        We review our investments in real property individually on a quarterly basis to determine their appropriate classification, as well as whether there are indicators of impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). The investments in real property are either classified as held-for-sale or held and used based on outlined criteria in SFAS No. 144. As of December 31, 2007 and 2006, all of our investments in real property have been analyzed and appropriately classified as held and used. These held and used assets are reviewed for indicators of impairment which may include, among others, the tenant's inability to make rent payments, operating losses or negative operating trends at the property level, notification by a tenant that it will not renew its lease, a decision to dispose of a property or adverse changes in the fair value of any of our properties. If indicators of impairment exist on the held and used assets, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is greater than the current net book value, in accordance with SFAS No. 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than its current net book value, we recognize an impairment loss for the difference between the net book value of the property and its estimated fair value. If a property is classified as held-for-sale, we recognize an impairment loss if the current net book value of the property exceeds its fair value less selling costs. If our assumptions, projections or estimates regarding a property change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the property. As of December 31, 2007 and 2006, we had not recorded any impairment charges to our real properties.

  Revenue Recognition—Real Property

        We record rental revenue for the full term of each lease on a straight-line basis. Certain properties have leases that offer the customer a period of time when no rent is due or rent payments increase during the term of the lease. Accordingly, we record a receivable from tenants for rent that we expect to collect over the remaining lease term rather than currently, which is recorded as straight-line rents receivable. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation.

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

  Investments in Real Estate Securities

        Investments in real estate securities consist primarily of securities such as common equities, preferred equities, convertible preferred securities, CMBS, CDOs and other related securities types. SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"), requires the Company to classify its investments in real estate securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its investments in real estate securities until maturity, it may, from time to time sell any of these assets as part of its overall management of its portfolio. Accordingly, SFAS No. 115 requires the Company to classify all of its real estate securities assets as available-for-sale. All assets classified as available-for-sale are reported at estimated fair value based upon market prices from independent sources, with unrealized gains and losses excluded from earnings and reported as a separate component within stockholders' equity, referred to as other comprehensive income (loss).

        As of December 31, 2007 and 2006, all of the Company's investments in real estate securities were classified as available-for-sale in the accompanying audited consolidated balance sheets. As of each of these dates, the Company's investments in real estate securities were comprised entirely of (1) preferred equity securities and (2) CMBS and CDOs, which are reported at their estimated fair value.

  Impairment—Investments in Real Estate Securities

        In accordance with FASB Staff Position No. 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("FSP FAS No. 115-1/124-1"), we evaluate debt and equity securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to hold an investment for a reasonable period of time sufficient to allow for a forecasted recovery of fair value. Unrealized losses on real estate securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to other-than-temporary factors, are recognized in income and the cost basis of the real estate securities is adjusted. As of December 31, 2007 and 2006, we determined that those debt and equity securities with losses were only temporary, and therefore no other-than-temporary impairment losses were recognized in the accompanying audited consolidated statements of operations.

  Revenue Recognition—Real Estate Securities

        Interest income with respect to non-discounted securities or loans is recognized on an accrual basis. Dividend income on preferred securities is recognized when the dividend is declared. Discounts or premiums on our investments in securities are accreted into interest income on an effective yield or "interest" method, based upon a comparison of actual and expected cash flows, through the expected maturity date (if any) of the securities. Upon settlement of securities, the excess (or deficiency) of net proceeds over the net carrying value of such security or loan is recognized as a gain (or loss) in the period of settlement.

  Debt Related Investments

        Debt related investments consist primarily of originating and participating in mortgage loans secured by real estate, B-notes, mezzanine debt, bridge loans, and other debt related investment types. As of December 31, 2007, the Company's debt related investments consisted of (1) a mortgage loan, (2) four B-notes and (3) one mezzanine loan. As of December 31, 2006, the Company's debt related investments consisted of (1) a senior participating interest in one mortgage loan and (2) two B-notes. Debt related investments are considered held for investment, as the Company has both the intent and ability to hold these investments until maturity. Accordingly, these assets are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loans or investments are deemed to be impaired.

  Impairment—Debt Related Investments

        We review our debt related investments on a quarterly basis, and more frequently when such an evaluation is warranted, to determine if impairment exists in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS No. 114"). A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the agreement. When a loan is deemed impaired, the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. As of December 31, 2007 and 2006, there were no impairment losses recognized on our debt related investments in the accompanying audited consolidated statements of operations.

  Revenue Recognition—Debt Related Investments

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

  Derivative Instruments and Hedging Activities

        SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, the Company records all derivative instruments in the accompanying audited consolidated balance sheets at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. Derivative instruments used to hedge the Company's exposure to changes in the fair value of an asset, liability, or firm commitments attributable to a particular risk, such as interest rate risk, are considered "fair value" hedges. Derivative instruments used to hedge the Company's exposure to variability in expected future cash flows, such as future interest payments, or other types of forecasted transactions, are considered "cash flow" hedges.

        As of December 31, 2007, all of the hedges entered into by the Company had been designated as cash flow hedges. For derivative instruments designated as cash flow hedges, the changes in the fair value of the derivative instrument that represents changes in expected future cash flows which are effectively hedged by the derivative instrument are initially reported as other comprehensive income (loss) in the statements of stockholders' equity until the derivative instrument is settled. Upon settlement, the effective portion of the hedge is recognized as other comprehensive income (loss) and amortized over the term of the designated cash flow or transaction the derivative instrument was intended to hedge. The change in value of any derivative instrument that is deemed to be ineffective is charged directly to earnings when the determination of ineffectiveness is made. The Company assesses the effectiveness of each hedging arrangement by comparing the changes in fair value or cash flows of the derivative instrument with the changes in fair value or cash flows of the designated hedged item or transaction. The Company does not use derivative instruments for trading or speculative purposes. Additionally, the Company has a single interest rate collar not designated as a hedge that is not speculative and is used to manage exposure to interest rate movements above and below the strike rates on the bought and sold option strike rates, but does not meet the hedge accounting requirements of SFAS No. 133.

  New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), which defines fair value for assets and liabilities, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, but merely defines how items reported at fair value must be calculated, including derivatives. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP FAS No. 157-2"), that delays the effective date of SFAS No. 157's fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Fair value measurements identified in FSP FAS No. 157-2 will be effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 is not expected to have a material effect on our consolidated financial statements. While SFAS No. 157 does not affect the accompanying audited consolidated financial statements for the year ended December 31, 2007, if the valuation methodologies were applied to the accompanying audited consolidated financial statements as of December 31, 2007, other liabilities in the accompanying balance sheets would have been reduced by approximately $550,000 and accumulated other comprehensive loss in the accompanying audited consolidated statements of stockholders' equity would have been reduced by the corresponding amount.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The election is made on an instrument by instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in the fair value for that instrument must be reported in earnings. SFAS No. 159 is effective January 1, 2008. The adoption of SFAS No. 159 is not expected to have a material impact on our results of operations or financial position.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS No. 141(R)"). SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. Under SFAS No. 141(R), certain transaction costs that have historically been capitalized as acquisition costs will be expensed. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply the provisions of SFAS No. 141(R) prior to that date. We will adopt the provisions of SFAS No. 141(R) on January 1, 2009. We are currently evaluating the impact the adoption of SFAS No. 141(R) will have on our results of operations and financial position.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS No. 160"). SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the audited consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and to the noncontrolling interest. SFAS No. 160 is effective January 1, 2009, and early adoption is not permitted. We are currently evaluating the impact the adoption of SFAS No. 160 will have on our results of operations and financial position.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk and Hedging Activities

        We may be exposed to interest rate changes primarily as a result of short—and long—term debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. We generally seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We also selectively utilize derivative instruments to hedge exposures to changes in interest rates on loans secured by our assets.

        The Advisor maintains risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy is designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on our investments may be reduced. Our board of directors has established policies and procedures regarding our use of derivative instruments for hedging or other purposes.

Credit Risk

        Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with what management deems to be high-quality counterparties.

Market Risk

        Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, the Advisor assesses our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

        As of December 31, 2007, we had recognized unrealized losses aggregating approximately $27.7 million related to our cash flow derivatives, which have been included in other comprehensive loss in the audited consolidated statement of stockholders' equity included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. During the year ended December 31, 2007, aggregate losses of approximately $557,000 were recorded as interest expense as a result of certain of our hedging activities not meeting the requirements under SFAS No. 133, as follows: (1) approximately $328,000 related to the hedge ineffectiveness on cash flow hedges due to a change in the estimated timing of the anticipated debt placements and (2) approximately $229,000 related to changes in fair value of derivatives not designated as hedges. See further discussion of our hedging activities at Note 11 to our audited consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The net assets associated with these derivatives would decrease approximately $15 million if the market interest rate of the referenced swap index were to decrease 10% (or 50 basis points) based upon prevailing market rates as of December 31, 2007.

        As of December 31, 2007, we had total outstanding debt and short-term borrowings of approximately $699.0 million. As of December 31, 2007, we had approximately $208.2 million of variable rate debt and short term borrowings outstanding indexed to LIBOR and U.S. Treasury rates. If the prevailing market interest rates relevant to our remaining variable rate debt and short term borrowings were to increase 10%, our interest expense for the year ended December 31, 2007, would have increased by approximately $615,000. As of December 31, 2007, we had approximately $490.8 million of fixed rate debt. If the weighted average interest rates on our fixed rate debt were to change by 1% due to refinancings, interest expense would increase by approximately $4.9 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The report of the independent registered public accounting firm and the audited consolidated financial statements listed in the accompanying index are included in "Item 15. Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K. See Index to Financial Statements on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        As of December 31, 2007, the end of the period covered by this Annual Report, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, under the supervision and with the participation of our President (principal executive officer) and our Chief Financial Officer (principal financial officer). Based upon this evaluation, our President and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007, to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

        Our internal control over financial reporting is a process designed under the supervision and with the participation of our President (principal executive officer) and our Chief Financial Officer (principal financial officer). During 2007, management conducted an evaluation of the effectiveness of our internal control over financial reporting, based upon criteria established in the "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based upon this evaluation, management has concluded that our internal control over financial reporting is effective as of December 31, 2007. This Annual Report on Form 10-K does not include an auditor attestation report since management's assessment was not subject to attestation by an independent registered public accounting firm as of December 31, 2007.

Limitation of the Effectiveness of Internal Control over Financial Reporting

        Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control over Financial Reporting

        During the year ended December 31, 2007, in connection with our evaluation of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we concluded there were no changes in our internal control procedures that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        As of the date of the filing of this Annual Report on Form 10-K, our directors and executive officers, their ages and their positions and offices are as follows:

Name	Age	Position
John A. Blumberg	48	Chairman of the Board of Directors
Charles B. Duke	50	Director*
Daniel J. Sullivan	43	Director*
John P. Woodberry	45	Director*
Guy M. Arnold	40	President
John E. Biallas	46	Chief Financial Officer
Michael J. Kelly	40	Chief Acquisitions Officer
Sonya J. Rosenbach	38	Chief Accounting Officer and Treasurer
Joshua J. Widoff	37	Senior Vice President, General Counsel and Secretary

*
Denotes an Independent Director.

        John A. Blumberg, age 48, is Chairman of the Board of Directors of Dividend Capital Total Realty Trust Inc. Mr. Blumberg is also a principal of the Advisor, Dividend Capital Group LLC and Black Creek Capital LLC, a Denver based real estate investment firm which he co-founded in 1993. He is also a co-founder of Mexico Retail Properties LLC and has been its Chief Executive Officer since 2003. Mexico Retail Properties LLC, a joint venture between an affiliate of Black Creek Capital LLC and Equity International Properties, is a fully integrated retail real estate company that acquires, develops and manages retail properties throughout Mexico. Mr. Blumberg has been active in real estate acquisition, development and redevelopment activities since 1993 and, as of December 31, 2007, with Mr. Zucker and Mr. Mulvihill, has overseen directly, or indirectly through affiliated entities, the acquisition, development, redevelopment, financing and sale of real estate projects having combined value of approximately $6.5 billion. Prior to co-founding Black Creek Capital LLC, Mr. Blumberg was president of JJM Investments, which owned over 100 shopping center properties in Texas. During the 12 years prior to joining JJM Investments, Mr. Blumberg served in various positions with Manufacturer's Hanover Real Estate, Inc., Chemical Bank and Chemical Real Estate, Inc., most recently as President of Chemical Real Estate, Inc. and its predecessor company, Manufacturer's Hanover Real Estate, Inc. In this capacity Mr. Blumberg oversaw real estate investment banking, merchant banking and loan syndications and was involved in originating over $1 billion worth of participating mortgage and conventional loans during his tenure. Mr. Blumberg holds a Bachelor's Degree from the University of North Carolina at Chapel Hill.

        Charles B. Duke, age 50, is an independent director of Dividend Capital Total Realty Trust Inc. Mr. Duke was founder and has been President and Chief Executive Officer of Legacy Imaging, Inc., a manufacturer of aftermarket printer supplies, since 1996. Mr. Duke has been active in entrepreneurial and general business activities since 1980 and has held several executive and management roles throughout his career, including founder, president and owner of Careyes Corporation, a private bank, registered investment advisor and FINRA-member company based in Denver, Colorado, Chief Financial Officer at Particle Measuring Systems based in Boulder, Colorado, and Vice President of Commercial Loans at Colorado National Bank. Mr. Duke also spent four years with Kirkpatrick Pettis, the investment banking subsidiary of Mutual of Omaha, as Vice President of Corporate Finance, involved in primarily mergers and acquisitions, financing and valuation activities. Mr. Duke graduated from Hamilton College in 1980 with a Bachelor's Degree in Economics and English.

        Daniel J. Sullivan, age 43, is an independent director of Dividend Capital Total Realty Trust Inc. Mr. Sullivan has been a graduate student in political theory in the doctoral program at The Catholic University of America in Washington, D.C. since 2003. Prior to that, from 2002 to 2003, Mr. Sullivan was a private consultant and from 1998 to 2002, he was Director of Business Development at Jordan Industries Inc. Mr. Sullivan has seventeen years of international business, consulting, and private equity investment experience, including over four years, from 1987 through 1991, in the real estate industry as an appraiser, property analyst, and investment banker with Manufacturer's Hanover Real Estate Investment Banking Group in New York. During that time, Mr. Sullivan participated in the structuring and private placement of over $1 billion in long term, fixed rate, multi property mortgage financings for the bank's corporate clients. Mr. Sullivan holds a Master of Arts in political theory from The Catholic University of America in Washington, D.C. and a Bachelor of Arts in history from Boston College in Chestnut Hill, Massachusetts.

        John P. Woodberry, age 45, is an independent director of Dividend Capital Total Realty Trust Inc. and has been active in finance and investing since 1991. In 2007, Mr. Woodberry recently joined Passport Capital, LLC, a San Francisco based hedge fund, and serves as the Portfolio Manager for the Capital Markets Group. From 2004 to 2007, Mr. Woodberry was the President and Portfolio Manager of Independence Capital Asset Partners, LLC. Previously, from 2001 to 2004, Mr. Woodberry was a Senior Research Analyst at Cobalt Capital, LLC, a New York City based hedge fund. From 1998 to 2001, Mr. Woodberry worked for Minute Man Capital Management, LLC and Trident Investment Management, LLC, each a New York City based hedge fund. From 1995 to 1998, Mr. Woodberry worked at Templeton Investment Council Ltd. Mr. Woodberry has an MBA from Harvard Business School and an AB degree from Stanford University.

        Guy M. Arnold, age 40, has been the President of Dividend Capital Total Realty Trust Inc. since January 2008. From March 1999 until November 2007, Mr. Arnold served as Partner and Managing Director of Cherokee Investment Partners, LLC. Cherokee is a $1.8 billion multi-asset class private equity real estate fund that focuses on the acquisition, redevelopment and asset management of urban infill properties throughout the U.S., Canada and Western Europe. In this capacity, Mr. Arnold directed and structured numerous transactions with various sellers and buyers including Fortune 500 companies, development and investment companies, as well as local and federal governmental agencies. In addition, Mr. Arnold co-managed Cherokee's Denver office, presented regularly to Cherokee's investors which include state pension funds and university endowments, and served as a member of Cherokee's Investment and Asset Management Committees. Prior to joining Cherokee, Mr. Arnold served as Vice President of Colorado & Santa Fe Real Estate ("Colorado & Santa Fe"), a Denver

commercial real estate holding company, from September 1990 to February 1999. At Colorado & Santa Fe, he co-managed the acquisition, asset management, and leasing for their portfolio of value-added office, industrial and retail properties. Mr. Arnold is a member of Urban Land Institute and serves on the Board of Directors of the Colorado chapter of the National Association of Industrial and Office Properties. Mr. Arnold earned a Bachelor's degree from the University of Virginia.

        John E. Biallas, age 46, is the Chief Financial Officer of Dividend Capital Total Realty Trust Inc. From June 2006 until December 2007, Mr. Biallas served as Chief Operating Officer of Dividend Capital Total Realty Trust Inc. From January 2006 until June 2006, Mr. Biallas served as Chief Financial Officer and Treasurer of Dividend Capital Total Realty Trust Inc. From its inception until January 2006, Mr. Biallas served as President, Secretary and a director of Dividend Capital Total Realty Trust Inc. Mr. Biallas has been active in finance, investment and operational activities in the real estate and technology industries since 1988. Mr. Biallas joined Dividend Capital Group in February 2005, where he currently serves as Vice President of Finance and Operations. From September 2003 until January 2005, Mr. Biallas was engaged in private consulting activities, and from February 2002 until August 2003, he was Senior Financial Officer at Ameriton Properties Incorporated, a multifamily real estate investment subsidiary of Archstone Smith, where he had overall responsibility for Ameriton's financial operations, including debt financing activities, investor relations, accounting and financial reporting. From 2000 to 2002, Mr. Biallas was a Senior Director in the corporate finance group at Level 3 Communications, a public telecommunications company based in Denver, Colorado. From 1995 to 1999, Mr. Biallas served as Vice President for Security Capital Group, a real estate investment firm, formerly based in Santa Fe, New Mexico, which was acquired by GE Capital in 2003. During his tenure with Security Capital Group, Mr. Biallas was responsible for various investment research, financial operations, strategic planning, capital markets and investment acquisition related activities for its real estate affiliates, which included ProLogis, Archstone Smith, Regency Centers, Homestead Village, Belmont Corp., Security Capital European Realty, and various other real estate investment and operating companies. In addition, from 1988 to 1991, Mr. Biallas was a financial analyst with the real estate investment banking group at Goldman Sachs, located in New York, New York. Mr. Biallas received his Bachelor's Degree in Computer Engineering Magna Cum Laude from the University of Michigan and his MBA from the Stanford University Graduate School of Business.

        Michael J. Kelly, age 40, joined Dividend Capital Total Realty Trust Inc. as Chief Acquisitions Officer in August 2006, where he maintains overall responsibility for portfolio construction, acquisitions and dispositions related to direct real estate assets. Mr. Kelly has been involved with private and public real estate companies since 1989, and over the course of his career he has directly sourced and closed real estate transactions with an aggregate value of over $2.6 billion across 20 different cities within the United States. From January 2004 until July 2006, Mr. Kelly was Senior Vice President and Director of Acquisitions and Dispositions for United Dominion Realty Trust (NYSE: UDR), where he was a member of that company's investment committee and was responsible for the acquisitions and dispositions group, which closed over $1.6 billion in transactions. From April 2000 to January 2004, Mr. Kelly was Senior Vice President at Urdang & Associates, where he sourced and closed multifamily transactions consisting of over 4,100 units and 19 properties across five cities. Prior thereto, Mr. Kelly was a principal at Lend Lease Real Estate Investments, where he assisted in more than doubling the multifamily assets under management of that firm during his tenure. In addition, Mr. Kelly was Vice President and an original shareholder of Apartment Realty Advisors Inc., based in Atlanta, Georgia, where he was directly involved in the sale of over $980 million of apartment communities throughout the Southeast, encompassing over 58 separate transactions and 17,600 units. Mr. Kelly received his Bachelor's Degree in Business Administration from the University of Notre Dame and obtained his Certified Public Accountant designation in 1992.

        Sonya J. Rosenbach, age 38, is the Chief Accounting Officer and Treasurer of Dividend Capital Total Realty Trust Inc., which she joined in March 2007. From 2006 through February 2007,

Ms. Rosenbach was the Director of Finance of WL Homes LLC, a Newport Beach, California-based company which is one of the largest privately held homebuilders in the U.S., with divisions in California and Colorado, doing business under the name John Laing Homes. From 2004 through March 2006, Ms. Rosenbach served as the Chief Financial Officer of Empire Commercial Real Estate, L.P., a privately-held, Ontario, California-based company involved in multifamily and retail development and operations. From 1996 until 2004, Ms. Rosenbach was an auditor in the real estate practice of Ernst & Young, most recently as a senior manager in the Orange County, California office, where she served both public and private real estate companies. Ms. Rosenbach is a Certified Public Accountant and holds a Bachelor's Degree in Accounting from the University of Texas at Tyler.

        Joshua J. Widoff, age 37, is the Senior Vice President, General Counsel and Secretary of Dividend Capital Total Realty Trust Inc. He also serves as a Managing Director of Black Creek Group, a Denver based private equity real estate firm. Prior to joining Dividend Capital Total Realty Trust Inc. and Black Creek Group in September 2007, Mr. Widoff was a partner since 2002 at the law firm of Brownstein Hyatt Farber Schreck, P.C., where he was active in the management of the firm, serving as chairman of both the firm's Associate and Recruiting Committees and overseeing an integrated team of attorneys and paralegals servicing clients primarily in the commercial real estate business. During more than a dozen years of private practice, he managed transactions involving the acquisition, development, leasing, financing, and disposition of various real estate assets, including vacant land, apartment and office buildings, hotels, casinos, industrial/warehouse facilities, and shopping centers. He also participated in asset and stock acquisition transactions, convertible debt financings, private offerings, and complex joint venture negotiations. Mr. Widoff served as general business counsel on a variety of contract and operational issues to a wide range of clients in diverse businesses. Mr. Widoff received his undergraduate degree from Trinity University in Texas and his law degree from the University of Colorado School of Law.

        Messrs. Arnold, Biallas, Kelly, and Widoff and Ms. Rosenbach are employed by the Advisor. Mr. Blumberg is a principal of the Advisor. Our directors and executive officers will serve until their successors are elected and qualified.

Code of Ethics

        Our board of directors has adopted a Code of Business Conduct and Ethics, which applies to all employees, officers and directors, including our President and our Chief Financial Officer. Additionally, our board of directors has adopted a Code of Ethics for our President and our Senior Financial Officers, including our Chief Financial Officer. A copy of the Code of Ethics for our President and Senior Financial Officers may be found on our website at http://www.dividendcapital.com. Our board of directors must approve any amendment to or waiver of the Code of Business Conduct and Ethics as well as the Code of Ethics for our President and our Senior Financial Officers. We presently intend to disclose amendments and waivers, if any, of the Code of Ethics for our President and Senior Financial Officers on our website; however, if we change our intention, we will file any amendments or waivers with a current report on Form 8-K.

Equity Incentive Plan

        We have adopted an equity incentive plan, effective January 12, 2006, which we use to attract and retain qualified independent directors, employees, advisors and consultants providing services to us who are considered essential to our long-range success by offering these individuals an opportunity to participate in our growth through awards in the form of, or based on, our common stock. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for a detailed description of our equity incentive plan.

Compensation of Directors

        We pay each of our independent directors $7,500 per quarter plus $1,000 for each Board or Committee meeting attended. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending meetings of the board. If a director is also one of our officers, we do not pay additional compensation for services rendered as a director. In addition, we grant stock based awards to each of our independent directors then in office on the date of each annual stockholders' meeting, which awards will be granted under the equity incentive plan and will be subject to the conditions and restrictions thereof.

        On April 3, 2006, each of our independent directors, Charles B. Duke, John P. Woodberry and Daniel J. Sullivan, was automatically granted an option to purchase 10,000 shares of our common stock pursuant to our equity incentive plan with an exercise price equal to $11.00 per share. Each such option has a maximum term of ten years and vests according to the following schedule: 20% of the covered shares on the date of grant, and an additional 20% of such shares on each of the first four anniversaries of the date of grant, subject in each case to the director continuing to serve on our board as of such vesting date. On August 27, 2007, each of our independent directors, Charles B. Duke, John P. Woodberry and Daniel J. Sullivan, was granted an option to purchase 5,000 shares of our common stock pursuant to our equity incentive plan with an exercise price equal to $11.00 per share, in connection with our 2007 Annual Meeting of Stockholders. These options fully vest two years after the grant date.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2008 Annual Meeting of Stockholders, which we expect to hold in June 2008.

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

        The following table presents information regarding the beneficial ownership of our common stock as of December 31, 2007, with respect to our affiliates, each of our directors and officers, and all of our directors and officers as a group. Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 518 Seventeenth Street, 17th Floor, Denver, Colorado 80202.

Shares of Our Common Stock and OP Units

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Common Stock
Montecito Investments, LLC(2)	200 Shares		*
Dividend Capital Total Advisors LLC(3)	20,000 OP Units	(4)	*
Dividend Capital Total Advisors Group LLC(3)	100 Special Units	(5)	*
John A. Blumberg(3) (Chairman and Director)	20,000 OP Units	(4)	*
Charles B. Duke (Independent Director)	4,000(6)		*
Daniel J. Sullivan (Independent Director)	4,000(6)		*
John P. Woodberry (Independent Director)	4,000(6)		*
Guy M. Arnold (President)	—		*
John E. Biallas (Chief Financial Officer)	—		*
Michael J. Kelly (Chief Acquisitions Officer)	—		*
Sonya J. Rosenbach (Chief Accounting Officer and Treasurer)	—		*
Joshua J. Widoff (Senior Vice President, General Counsel and Secretary)	—		*
James R. Giuliano, III(7)	—		—
Marc J. Warren(8)	—		—
Beneficial ownership of common stock and OP Units by all directors and executive officers as a group (9 persons)(3)	32,000(9)		—

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

(3)
The Advisor and the parent of the Advisor are presently each directly or indirectly controlled by one or more of the following and/or their affiliates: John A. Blumberg, Thomas I. Florence, James R. Mulvihill, Thomas G. Wattles and Evan H. Zucker. With respect to Mr. Blumberg, his beneficial ownership consists solely of 20,000 OP Units held by the Advisor. Mr. Blumberg disclaims beneficial ownership of the OP Units held by the Advisor except to the extent of his pecuniary interest therein.

(4)
Represents OP Units that are redeemable for shares of our common stock under certain circumstances. No OP Units have been redeemed for shares of our common stock as of December 31, 2007. For purposes of the percentages on this table, we have assumed full redemption of OP Units for shares of our common stock.

(5)
Represents Special Units that are entitled to distributions from the Operating Partnership under certain circumstances. See Note 12 to our audited consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

(6)
On April 3, 2006, pursuant to the terms of our equity incentive plan, each of our independent directors, Charles B. Duke, John P. Woodberry and Daniel J. Sullivan, was automatically granted a non-qualified option to purchase 10,000 shares of our common stock. Each such option has a maximum term of ten years and will vest according to the following schedule: 20% of the covered shares on the date of grant, and an additional 20% of such shares on each of the first four anniversaries of the date of grant, subject in each case to the director continuing to serve on our board as of such vesting date. On August 27, 2007, each of our independent directors, Charles B. Duke, John P. Woodberry and Daniel J. Sullivan, was granted an option to purchase 5,000 shares of our common stock. These options vest 100% two years after the grant date.

(7)
James R. Giuliano, III served as our President in an interim role from June 2007 through December 2007. Mr. Giuliano also served as our Chief Financial Officer from May 2006 through December 2007.

(8)
On June 22, 2007, Marc J. Warren resigned as a member of our board of directors and as our President.

(9)
Includes 20,000 of OP Units and options to purchase 12,000 shares of our common stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Advisory Agreement

        The Advisor is an affiliate of ours. We rely on the Advisor to manage our day-to-day activities and to implement our investment strategy. We, the Operating Partnership and the Advisor are party to an Advisory Agreement, dated January 9, 2006, as amended. The term of the Advisory Agreement is for one year and expires in January of each calendar year, subject to renewals by our board of directors for an unlimited number of successive one-year periods. The Advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our officers and our affiliated director are all employees or principals of the Advisor. See "Item 10. Directors, Executive Officers and Corporate Governance" for names and biographical information of our directors and officers.

        Under the terms of the Advisory Agreement, the Advisor will use its best efforts, subject to the oversight, review and approval of the board of directors, to perform the following:

  •
  Participate in formulating an investment strategy and asset allocation framework consistent with achieving our investment objectives;

  •
  Research, identify, review and recommend to our board of directors for approval real property, real estate securities and debt related acquisitions and dispositions consistent with our investment policies and objectives;

  •
  Structure the terms and conditions of transactions pursuant to which acquisitions and dispositions of real properties, securities and debt related assets will be made;

  •
  Actively oversee and manage our real property, securities and debt related investment portfolios for purposes of meeting our investment objectives;

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

        The independent directors will evaluate the performance of the Advisor before renewing the Advisory Agreement. The Advisory Agreement may be terminated:

  •
  Immediately by us for "cause," as defined in the Advisory Agreement, or upon the bankruptcy of the Advisor, or upon a material breach of the Advisory Agreement by the Advisor;

  •
  Without cause by a majority of our independent directors upon 60 days' written notice; or

  •
  With "good reason", as defined in the Advisory Agreement, by the Advisor upon 60 days' written notice.

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

Compensation to the Advisor and Affiliates

        The Advisor and other affiliates will receive compensation and fees for services related to our public offerings and for the investment and management of our assets, subject to review and approval of our independent directors. These include sales commissions, dealer manager fees, DRIP servicing fees, acquisition fees, asset management fees, disposition fees, property management fees, real estate commissions and potential other fees. Pursuant to the Company's follow-on public offering, which was declared effective by the Commission on January 22, 2008, the DRIP servicing fee is no longer paid to the Dealer Manager. See Note 15 to our audited consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a detailed discussion of each of these fees, commissions and other forms of compensation.

        In addition, Dividend Capital Total Advisors Group LLC, the parent of the Advisor, has been issued and owns partnership units in the Operating Partnership constituting a separate series of partnership interests with special distribution rights, which we refer to as the "Special Units." See Note 12 to our audited consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a detailed discussion of the Special Units.

Dealer Manager Agreement

        We have entered into a dealer manager agreement dated January 22, 2008, or the "Dealer Manager Agreement," with Dividend Capital Securities LLC, or the "Dealer Manager," in connection with our public offerings. The Dealer Manager is an affiliate of ours and a member firm of the FINRA. The Dealer Manager was organized in December 2001 for the purpose of participating in and facilitating the distribution of securities of Dividend Capital affiliated entities. Under the Dealer Manager Agreement, the Dealer Manager provides certain sales, promotional and marketing services to us in connection with the distribution of the shares of common stock offered pursuant to our prospectus. We pay the Dealer Manager a sales commission of up to 6.0% of the gross proceeds from the sale of shares of our common stock sold in our offerings and a dealer manager fee of up to 2.5% of the gross proceeds from the sale of shares of our common stock sold in our offerings. In addition, we will also reimburse the expenses of participating dealers up to a maximum of 0.5% of the aggregate gross offering proceeds from the sale of shares of our common stock sold in the primary offering for bona fide due diligence expenses.

Property Management Agreement

        We have entered into a property management agreement dated January 9, 2006, or the "Property Management Agreement," with the Property Manager. The Property Manager may perform certain property management services for us and the Operating Partnership. The Property Manager is an affiliate of the Advisor and was organized in April 2002 to lease and manage real properties acquired by Dividend Capital affiliated entities or other third parties. We will pay the Property Manager a property management fee equal to a market based percentage of the annual gross revenues of each of our real properties managed by the Property Manager. The actual percentage will be variable and is dependent upon geographic location and product type (such as office, industrial, retail, multifamily, hospitality and other property types). In addition, we may pay the Property Manager a separate fee for the one-time initial lease-up of newly constructed real properties it manages for us in an amount not to exceed the fee customarily charged in arm's length transactions by others rendering similar services in the same geographic area for similar real properties as determined by a survey of brokers and agents in such area. In the event that the Property Manager assists a tenant with tenant improvements, a separate fee may be charged to the tenant and paid by the tenant. This fee will not exceed 5% of the cost of the tenant improvements. The Property Manager will only provide these services if the provision of the services does not cause any of our income from the applicable real property to be treated as other than rents from real property for purposes of the applicable REIT requirements.

Conflicts of Interest

        The Advisor and certain of our other affiliates are subject to conflicts of interest in connection with the management of our business affairs, including the following:

  •
  The directors, officers and other employees of the Advisor must allocate their time between advising us and managing other real estate projects and business activities in which they may be involved;

  •
  The compensation payable by us to the Advisor and other affiliates may not be on terms that would result from arm's length negotiations between unaffiliated parties and is payable, in most cases, whether or not our stockholders receive distributions;

  •
  We cannot guarantee that the terms of any joint venture entered into with affiliated entities proposed by the Advisor will be equally beneficial to us as those that would result from arm's length negotiations between unaffiliated parties;

  •
  We may compete with certain affiliates for investments, subjecting the Advisor and its affiliates to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending acquisitions on our behalf;

  •
  Regardless of the quality of the assets acquired, the services provided to us or whether we make distributions to our stockholders, the Advisor and its affiliates will receive certain fees in connection with transactions involving the purchase, management and sale of our investments; and

  •
  The Property Manager and the Dealer Manager are affiliates of ours. As a result, (1) we may not always have the benefit of independent property management, (2) we do not have the benefit of an independent dealer manager and (3) stockholders do not have the benefit of an independent third party review of our public offerings to the same extent as if we and the Dealer Manager were unaffiliated.

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

        Our independent directors, acting as a group, will resolve potential conflicts of interest whenever they determine that the exercise of independent judgment by the board of directors or the Advisor or its affiliates could reasonably be compromised. However, the independent directors may not take any action which, under Maryland law, must be taken by the entire board or which is otherwise not within their authority. The independent directors, as a group, are authorized to retain their own legal and financial advisors. Those conflict of interest matters that cannot be delegated to the independent directors, as a group, under Maryland law must be acted upon by both the board of directors and the independent directors. Our Board of Directors consists of John A. Blumberg, Charles B. Duke, Daniel J. Sullivan, and John P. Woodberry. The Board has determined that all of our directors except Mr. Blumberg are independent.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        During the year ended December 31, 2007, we engaged KPMG LLP to provide us with audit services. Services provided included the examination of annual financial statements, review of unaudited quarterly financial information, review and consultation regarding filings with the Commission, assistance with management's evaluation of internal accounting controls and consultation on financial accounting and reporting matters.

        Total fees for the years ended December 31, 2007 and 2006, were approximately $537,000 and $417,000, respectively. All fees were determined to be Audit Fees. Audit Fees are fees incurred for the audits of the consolidated financial statements; consultation on audit related matters and required review of the Commission filings. This category also includes review of, and consents for, filings with the Commission related to our public offerings.

        The audit committee of our board of directors has considered all services provided by the independent registered public accounting firm to us and concluded this involvement is compatible with maintaining the auditors' independence.

        The audit committee of our board of directors is responsible for appointing our independent registered public accounting firm and approving the terms of the independent registered public accounting firm's services. All engagements for services in 2007 and 2006 were pre-approved by the audit committee of our board of directors.

        The audit committee of our board of directors intends to develop a policy for the pre-approval of all audit and permissible non-audit services to be provided by the independent registered public accounting firm. This policy would be subject to certain guidelines and pre-approved services that, in the judgment of management and the auditor, would not violate the auditor's independence. At the end of each quarter, or at any time cumulative fees not previously reported to the audit committee of our board of directors exceed $500,000, management intends to create a schedule of the services performed which would then be subject to review and approval by the audit committee.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements and Schedules.

        Reference is made to the "Index to Consolidated Financial Statements" on page F-1 of this Annual Report on Form 10-K and the audited consolidated financial statements included therein, beginning on page F-2.

        All other financial statement schedules are not required under the related instructions, or they have been omitted either because they are not significant or the required information has been disclosed in the audited consolidated financial statements and the notes related thereto.

(b)
Exhibits

        The following exhibits are filed as part of this Annual Report on Form 10-K:

1.1	Dealer Manager Agreement.*
3.1	Dividend Capital Total Realty Trust Inc. Fifth Articles of Amendment and Restatement.†
3.2	Dividend Capital Total Realty Trust Inc. Second Amended and Restated Bylaws.*
4.2	Second Amended and Restated Distribution Reinvestment Plan.*
10.1	Fifth Amended and Restated Advisory Agreement among Dividend Capital Total Realty Trust Inc., Dividend Capital Total Realty Operating Partnership L.P. and Dividend Capital Total Advisors LLC.*
10.2	Property Management Agreement between Dividend Capital Total Realty Trust Inc. and Dividend Capital Property Management LLC.†
10.3	Form of Indemnification Agreement between Dividend Capital Total Realty Trust Inc. and the officers and directors of Dividend Capital Total Realty Trust Inc.†
10.4	Third Amended and Restated Operating Partnership Agreement of Dividend Capital Total Realty Operating Partnership LP.†
10.5	Dividend Capital Total Realty Trust Inc. Equity Incentive Plan.†
10.6	Form of Director Option Agreement.†
10.7	First Amendment to Partnership Agreement between TRT Industrial Fund I LLC and DCT Industrial Fund II LLC.†
10.8	Partnership Agreement between TRT Industrial Fund II LLC and DCT Industrial Fund III LLC.†
10.9	Partnership Agreement of TRT DDR Venture I General Partnership between DDR TRT GP LLC and TRT-DDR Joint Venture I Owner LLC.†
10.10
Contribution and Sale Agreement between JDN Real Estate-Apex L.P., JDN Development Company, Inc., Developers Diversified Realty Corporation, Mt. Nebo Pointe LLC, Centerton Square LLC, as contributors, and a joint venture between an affiliate of Developers Diversified Realty Corporation and Dividend Capital Total Realty Trust Inc. (DDR Portfolio).†
10.11
Promissory note secured by a deed of trust between a joint venture between an affiliate of Developers Diversified Realty Corporation and Dividend Capital Total Realty Trust Inc. and Wachovia Bank, National Association (DDR Portfolio).†

10.12
Purchase and Sale Agreement between Tedeschi Realty Corporation and various entities affiliated with Tedeschi Realty Corporation, as sellers, and an affiliate of Dividend Capital Total Realty Trust Inc., as buyer (New England Retail Portfolio).†
10.13	Promissory note secured by deeds of trust between Dividend Capital Total Realty Trust Inc. and LaSalle Bank National Association (New England Retail Portfolio).†
10.14	Form of Management Agreement between various affiliates of Dividend Capital Total Realty Trust Inc. and KeyPoint Partners LLC, as property manager (New England Retail Portfolio).†
31.1	Rule 13a-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Principal Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*

    †
    Previously filed.

    *
    Filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Dividend Capital Total Realty Trust Inc.:

        We have audited the accompanying consolidated balance sheets of Dividend Capital Total Realty Trust Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2007 and 2006 and for the period from April 11, 2005 (inception) to December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dividend Capital Total Realty Trust Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006 and for the period from April 11, 2005 (inception) to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

                      /s/ KPMG LLP

Denver, Colorado
March 27, 2008

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	As of December 31,
	2007	2006
ASSETS
Investments in real property:
Land	$312,191	$56,102
Building and improvements	755,425	168,936
Intangible lease assets	147,675	34,184
Accumulated depreciation and amortization	(35,616)	(2,591)

Total net investments in real property	1,179,675	256,631
Investments in real estate securities	180,663	48,179
Debt related investments	104,091	28,256

Total net investments	1,464,429	333,066
Cash and cash equivalents	291,634	67,317
Restricted cash	7,084	1,782
Subscriptions receivable	18,361	43,067
Other assets, net	30,276	7,739

Total Assets	$1,811,784	$452,971

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses (including $1,189 and $4,305 due to affiliates as of December 31, 2007 and 2006, respectively)	$10,400	$6,469
Dividends payable	16,359	2,729
Mortgage notes	661,683	84,450
Short term borrowings	37,300	—
Master repurchase facility	—	10,919
Financing obligations	106,571	39,017
Intangible lease liabilities, net	24,089	4,180
Unsettled securities purchases	—	8,246
Derivative instruments	27,949	—
Other liabilities (including $0 and $1,128 due to affiliates as of December 31, 2007 and 2006, respectively)	7,618	3,167

Total Liabilities	891,969	159,177
Minority Interests	18,840	10,249
Stockholders' Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none outstanding as of December 31, 2007 and 2006	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 115,295,632 and 32,304,902 shares issued and outstanding as of December 31,2007 and 2006, respectively	1,152	323
Additional paid-in capital	1,037,902	286,391
Distributions in excess of earnings	(44,252)	(4,142)
Accumulated other comprehensive income (loss)	(93,827)	973

Total Stockholders' Equity	900,975	283,545

Total Liabilities and Stockholders' Equity	$1,811,784	$452,971

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share and footnote information)

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Period from April 11, 2005 (Inception) through December 31, 2005
REVENUE:
Rental revenue	$70,424	$5,385		$—
Securities income	15,691	881		—
Debt related income	8,951	238		—

Total Revenue	95,066	6,504		—
EXPENSES:
Rental expense	18,790	1,456		—
Depreciation and amortization	31,358	2,321		—
General and administrative expenses	3,784	1,305		—
Asset management fees, related party	8,707	722		—

Total Operating Expenses	62,639	5,804		—
Operating Income	32,427	700		—
Other Income (Expenses):
Interest income	11,927	1,259		*
Interest expense	(34,157)	(2,076)		—

Net Income (Loss) Before Minority Interests	10,197	(117)		—
Minority Interests	868	65		*

NET INCOME (LOSS)	$11,065	$(52)	$	*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	85,473	7,087		**

Diluted	85,493	7,107		**

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.13	$(0.01)		$0.01

Diluted	$0.13	$(0.02)		$0.01

*
Less than $100.

**
200 shares outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Distributions in Excess of Earnings		Total Stockholders' Equity
	Shares	Amount
Balances, April 11, 2005 (Inception)	—	$—	$—	$—	$—	$—
Issuance of shares of common stock to affiliate	—	—	2	—	—	2
Net income	—	—	—	—	—	—

Balances, December 31, 2005	—	—	2	—	—	2

Comprehensive income:
Net loss	—	$—	$—	$(52)	$—	$(52)
Net unrealized gain from available-for-sale securities	—	—	—	—	973	973

Comprehensive income						921
Issuance of common stock, net of offering costs	32,305	323	286,384	—	—	286,707
Amortization of stock based compensation	—	—	5	—	—	5
Distributions on common stock	—	—	—	(4,090)	—	(4,090)

Balances, December 31, 2006	32,305	323	286,391	(4,142)	973	283,545

Comprehensive loss:
Net income	—	$—	$—	$11,065	$—	$11,065
Net unrealized loss from available-for-sale securities	—	—	—	—	(67,132)	(67,132)
Cash flow hedging derivatives	—	—	—	—	(27,668)	(27,668)

Comprehensive loss						(83,735)
Issuance of common stock, net of offering costs	83,199	831	753,394	—	—	754,225
Redemptions of common stock	(208)	(2)	(1,893)			(1,895)
Amortization of stock based compensation	—	—	10	—	—	10
Distributions on common stock	—	—	—	(51,175)	—	(51,175)

Balances, December 31, 2007	115,296	$1,152	$1,037,902	$(44,252)	$(93,827)	$900,975

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except footnote information)

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Period from April 11, 2005 (Inception) through December 31, 2005
OPERATING ACTIVITIES:
Net income (loss)	$11,065	$(52)	$	*
Minority interests	(868)	(65)		*
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate depreciation and amortization	31,358	2,321		—
Other depreciation and amortization	56	111		—
Changes in operating assets and liabilities:
Increase in restricted cash	(6,422)	(657)		—
Increase in other assets	(13,844)	(1,361)		—
Increase in accounts payable and accrued expenses	7,008	1,722		—
Increase in other liabilities	3,419	675		—

Net cash provided by operating activities	31,772	2,694		*
INVESTING ACTIVITIES:
Investment in real property	(883,046)	(251,821)		—
(Increase) decrease in deferred acquisition costs	1,415	(1,417)		—
Investment in real estate securities	(207,862)	(38,932)		—
Investments in debt related investments	(88,510)	(28,256)		—
Principal collections on debt related investments	12,665	—		—

Net cash used in investing activities	(1,165,338)	(320,426)		—
FINANCING ACTIVITIES:
Mortgage note proceeds	574,624	84,450		—
Mortgage note principal repayments	(46,137)	—		—
(Repayment) proceeds of master repurchase facility	(10,919)	10,919		—
Proceeds from short term borrowings	40,000	—		—
Repayment of short term borrowings	(2,700)	—		—
Financing obligation proceeds	67,554	39,017		—
(Increase) decrease in restricted cash	1,120	(1,125)		—
Increase in deferred financing costs	(11,291)	(4,848)		—
Proceeds from minority interest contributions	24,351	11,537		201
Proceeds from sale of common stock	829,591	271,360		2
Offering costs for issuance of common stock, related party	(76,033)	(24,244)		(201)
Redemption of common shares	(1,895)	—		—
Settlement of cash flow hedging derivatives	(241)	—		—
Distributions to minority interest holders	(14,880)	(1,415)		—
Distributions to common stockholders	(15,261)	(604)		—

Net cash provided by financing activities	1,357,883	385,047		2
NET INCREASE IN CASH AND CASH EQUIVALENTS	224,317	67,315		2
CASH AND CASH EQUIVALENTS, beginning of period	67,317	2		—

CASH AND CASH EQUIVALENTS, end of period	$291,634	$67,317		$2

Supplemental Disclosure of Cash Flow Information:
Assumed mortgages	$48,156	$—		$—
Amount issued in common stock pursuant to the distribution reinvestment plan	$22,296	$767		$—
Cash paid for interest	$29,987	$1,474		$—
Unsettled securities purchases	$—	$8,246		$—

*
Less than $100.

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

1. ORGANIZATION

        Dividend Capital Total Realty Trust Inc. is a Maryland corporation formed on April 11, 2005 to invest in a diverse portfolio of real properties, real estate securities and debt related investments. As used herein, "the Company," "we" and "us" refer to Dividend Capital Total Realty Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires.

        The Company's targeted investments include (1) direct investments in real properties, consisting of office, industrial, retail, multifamily, hospitality and other properties, primarily located in North America, (2) investments in real estate securities, including securities issued by other real estate companies, commercial mortgage-backed securities ("CMBS"), collateralized debt obligations ("CDOs") and similar investments and (3) certain debt related investments, including originating and participating in mortgage loans secured by real estate, junior portions of first mortgages on commercial properties ("B-notes"), mezzanine debt and other related investments.

        We operate in a manner intended to qualify as a REIT for federal income tax purposes, commencing with the taxable year ended December 31, 2006, when we first elected REIT status. The Company utilizes an Umbrella Partnership Real Estate Investment Trust ("UPREIT") organizational structure to hold all or substantially all of its assets through its operating partnership, Dividend Capital Total Realty Operating Partnership, L.P. (the "Operating Partnership").

        Our day-to-day activities are managed by Dividend Capital Total Advisors LLC (the "Advisor"), an affiliate, under the terms and conditions of an advisory agreement (the "Advisory Agreement"). In addition, under the terms of certain dealer manager agreements, Dividend Capital Securities LLC (the "Dealer Manager"), an affiliate, serves as the dealer manager of our public and private offerings. The Advisor and its affiliates, including the Dealer Manager, receive various forms of compensation, reimbursements and fees for services relating to our public and private offerings and for the investment and management of our real estate assets.

        On April 25, 2005, the Company sold 200 shares of common stock to an affiliate of the Advisor at a price of $10 per share. The Company subsequently contributed $2,000 to the Operating Partnership and is the sole general partner.

        On May 4, 2005, our Operating Partnership issued 20,000 operating partnership units ("OP Units") to the Advisor in exchange for $200,000, representing an approximate 99% limited partnership interest. On May 4, 2005, the Operating Partnership issued 100 Special Operating Partnership Units ("Special Units") (see Note 12) to Dividend Capital Total Advisors Group LLC, the parent of the Advisor, in exchange for $1,000. As of December 31, 2007, the Operating Partnership was less than 0.1% owned by the Advisor and the parent of the Advisor and more than 99.9% owned by the Company. The holders of OP Units have the right to convert their OP Units into cash or, at the option of the Company, into an equal number of shares of common stock of the Company, or a combination of both, as allowed by the Operating Partnership's agreement. The remaining rights of the holders of OP Units are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the Operating Partnership's assets.

        As of December 31, 2007, approximately 115.3 million shares of common stock were issued and outstanding for which we had received net proceeds of approximately $1.0 billion. As of December 31, 2007, our Operating Partnership had raised approximately $106.6 million from the sale of undivided tenancy-in-common interests in ten properties.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

1. ORGANIZATION (Continued)

        As of December 31, 2007, we had net investments of approximately $1.5 billion, comprised of approximately (1) $1.2 billion in real property, net of accumulated depreciation, (2) $180.7 million in real estate securities and (3) $104.1 million in debt related investments, net of repayments. As of December 31, 2006, we had net investments of approximately $333.1 million, comprised of approximately (1) $256.6 million in real property, net of accumulated depreciation, (2) $48.2 million in real estate securities and (3) $28.3 million in debt related investments.

        For the year ended December 31, 2007, no individual tenant accounted for more than 10% of our rental revenue. For the year ended December 31, 2006, two tenants each accounted for more than 10% of our rental revenue, Safenet Inc. and Flextronics International LTD at 11.7% and 10.1%, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        Due to the Company's control of the Operating Partnership through its sole general partnership interest and the limited rights of the limited partners, the Operating Partnership is consolidated with the Company and limited partner interests are reflected as minority interests in the accompanying audited consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Our audited consolidated financial statements also include the accounts of our consolidated subsidiaries and joint ventures through which we are the primary beneficiary under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51 ("FIN No. 46(R)"), or through which we have a controlling interest. In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which it will absorb the majority of the entity's expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both.

        Judgments made by management with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a variable interest entity as defined by FIN No. 46(R) involve consideration of various factors including the form of our ownership interest, the size of our investment (including loans) and our ability to participate in major policy making decisions. Management's ability to correctly assess its influence or control over an entity affects the presentation of these investments in our consolidated financial statements and, consequently, our financial position and specific items in our results of operations that are used by our stockholders, lenders and others in their evaluation of us.

        Generally, we consolidate real estate partnerships and other entities that are not variable interest entities (as defined by FIN No. 46(R)) when we own, directly or indirectly, a majority voting interest in the entity. Our analysis of whether we consolidate real estate partnerships and other entities that are not variable interest entities is performed pursuant to various accounting pronouncements including: (1) Emerging Issues Task Force Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Certain Rights ("EITF No. 04-5"), (2) ARB No. 51, Consolidated Financial Statements ("ARB No. 51") and (3) AICPA Statement of Position 78-9, Accounting for Investments in Real Estate Ventures ("SOP 78-9").

Investments in Real Property

        We capitalize direct costs associated with the acquisition, development or improvement of real property, including acquisition fees paid to the Advisor. Costs associated with the pursuit of acquisitions or developments are capitalized as incurred and, if the pursuit is abandoned, these costs are expensed in the period in which the pursuit is abandoned. Costs associated with the improvement of our real property assets are also capitalized as incurred. However, costs incurred for repairing and maintaining our real property which do not extend the life of our assets are expensed as incurred. The results of operations for acquired real property are included in our consolidated statements of operations from their respective acquisition dates.

        Upon acquisition, the total cost of a property is allocated to land, building, building and land improvements, tenant improvements and intangible lease assets and liabilities pursuant to SFAS No. 141, Business Combinations ("SFAS No. 141"). The allocation of the total cost to land, building, building improvements and tenant improvements is based on our estimate of the property's as-if vacant fair value. The as-if vacant fair value is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. Pursuant to SFAS No. 141, the difference between the fair value and the face value of debt assumed in an acquisition is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. The valuation of assumed liabilities is based on the current market rate for similar liabilities. The allocation of the total cost of a property to an intangible lease asset includes the value associated with the in-place leases which may include lost rent, leasing commissions, legal and other costs. In addition, the allocation of the total cost of a property requires assigning costs to an intangible asset or liability based on the difference between the present value of the contractual amounts for in-place leases and the present value of fair market lease rates measured over a period equal to the remaining non-cancelable term of the lease as of the date of the acquisition.

        For the year ended December 31, 2007, we recognized upon acquisition gross intangible assets for acquired in-place leases, above market leases, and intangible liabilities for acquired below market leases, of approximately $107.3 million, $7.4 million and $22.7 million, respectively. For the year ended December 31, 2006, we recognized upon acquisition gross intangible assets for acquired in-place leases, above market leases, and intangible liabilities for acquired below market leases, of approximately $31.3 million, $2.9 million, and $4.4 million, respectively.

        Above market lease assets are amortized as a reduction in rental revenue over the corresponding lease term. Below market lease liabilities are amortized as an increase in rental revenue over the corresponding lease term. Intangible in-place lease assets are amortized over the average term of leases for a property. For the years ended December 31, 2007 and 2006, the Company amortized approximately $17.4 million and $1.3 million of intangible in-place lease assets, respectively, $2.0 million and $270,000 of above market lease assets, respectively, and $2.8 million and $225,000 of below market lease liabilities, respectively. In addition, we allocate a portion of the purchase price of

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

an acquired property to the estimated value of customer relationships, if any. As of December 31, 2007 and 2006, we had not recorded any estimated value to customer relationships.

        We write off any remaining intangible asset or liability balances when a tenant terminates a lease before the stated lease expiration date. For the year ended December 31, 2007, we wrote off intangible in-place lease assets of approximately $303,000, above market lease assets of approximately $14,000 and below market lease liabilities of approximately $25,000 due to the early termination of leases. In connection with these early terminations, we recognized one-time gains of $589,000, which are included in rental revenue in the accompanying consolidated statements of operations. There were no write-offs due to the termination of leases for the year ended December 31, 2006.

        Real property assets, including land, building, building and land improvements, tenant improvements, lease commissions, and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives as follows:

Description	Depreciable Life
Land	Not depreciated
Building	40 years
Building and land improvements	20 years
Tenant improvements	Lesser of useful life or lease term
Lease commissions	Over lease term
Intangible in-place lease assets	Over lease term
Above/below market assets/liabilities	Over lease term

Impairment—Investments in Real Property

        We review our investments in real property individually on a quarterly basis, and more frequently when such an evaluation is warranted, to determine their appropriate classification, as well as whether there are indicators of impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). The investments in real property are either classified as held-for-sale or held and used based on outlined criteria in SFAS No. 144. As of December 31, 2007 and 2006, all of our investments in real property have been analyzed and appropriately classified as held and used. These held and used assets are reviewed for indicators of impairment which may include, among others, each tenant's inability to make rent payments, operating losses or negative operating trends at the property level, notification by a tenant that it will not renew its lease, a decision to dispose of a property or adverse changes in the fair value of any of our properties. If indicators of impairment exist on a held and used asset, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is greater than the current net book value, in accordance with SFAS No. 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is less than its current net book value, we recognize an impairment loss for the difference between the net book value of the property and its estimated fair value. If a property is classified as held-for-sale, we recognize an impairment loss if the current net book value of the property exceeds its fair value less selling costs. If our assumptions, projections or estimates regarding a

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

property change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the property. As of December 31, 2007 and 2006, we had not recorded any impairment charges to our real properties.

Revenue Recognition—Real Property

        We record rental revenue for the full term of each lease on a straight-line basis. Certain properties have leases that offer the tenant a period of time where no rent is due or rent payments increase during the term of the lease. Accordingly, we record a receivable from tenants for rent that we expect to collect over the remaining lease term rather than currently, which is recorded as straight-line rents receivable. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. For the years ended December 31, 2007 and 2006, the total increase to rental revenue due to straight-line rent adjustments was approximately $2.5 million and $212,000, respectively.

        Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as rental revenue. Tenant recovery income recognized as rental revenue for the years ended December 31, 2007 and 2006, was approximately $14.1 million and $937,000, respectively.

        For the year ended December 31, 2007, the total net increase to rental revenue due to the amortization of above and below market rents was approximately $817,000. For the year ended December 31, 2006, the total net decrease to rental revenue due to the amortization of above and below market rents was approximately $45,000.

        The following table presents the amortization during the next five years and thereafter related to the acquired above market lease assets, below market lease liabilities and acquired in-place lease intangibles, for properties owned at December 31, 2007 (amounts in thousands):

Amortization	2008	2009	2010	2011	2012	Thereafter
Acquired above market lease assets	$(2,823)	$(2,025)	$(1,522)	$(721)	$(281)	$(696)
Acquired below market lease liabilities	4,935	3,965	3,181	2,460	1,949	7,599

Net rental revenue increase	$2,112	$1,940	$1,659	$1,739	$1,668	$6,903
Acquired in-place lease intangibles	$25,148	$18,898	$14,638	$11,347	$8,555	$41,684

Investments in Real Estate Securities

        As of December 31, 2007 and 2006, investments in real estate securities consist of preferred equity securities, CMBS and CDOs. SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"), requires the Company to classify its investments in real estate securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its investments in real estate securities until maturity, it may, from time to time sell any of these assets as part of the overall management of its portfolio. As of December 31, 2007 and 2006, all of the Company's real estate securities were classified as available-for-sale. All assets classified as available-for-sale are reported at estimated fair value based

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

upon market prices from independent sources, with unrealized gains and losses excluded from earnings and reported as a separate component within stockholders' equity, referred to as other comprehensive income (loss).

Impairment—Investments in Real Estate Securities

        In accordance with FASB Staff Position No. 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("FSP FAS No. 115-1/124-1"), we evaluate debt and equity securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to hold an investment for a reasonable period of time sufficient to allow for a forecasted recovery of fair value. Unrealized losses on real estate securities that are considered other-than-temporary, as measured by the amount of decline in fair value attributable to other-than-temporary factors, are recognized in income and the cost basis of the real estate securities is adjusted. As of December 31, 2007 and 2006, those debt and equity securities with losses were only temporary, and therefore no other-than-temporary impairment losses were recognized in the accompanying consolidated statements of operations.

Revenue Recognition—Real Estate Securities

        Interest income with respect to non-discounted securities or loans is recognized on an accrual basis. Dividend income on preferred securities is recognized when the dividend is declared. Discounts or premiums on our investments in securities are accreted into interest income on an effective yield or "interest" method, based upon a comparison of actual and expected cash flows, through the expected maturity date (if any) of the securities. Upon settlement of securities, the excess (or deficiency) of net proceeds over the net carrying value of such security or loan is recognized as a gain (or loss) in the period of settlement.

Debt Related Investments

        As of December 31, 2007, the Company's debt related investments consisted of (1) a mortgage loan, (2) four B-notes and (3) one mezzanine loan. As of December 31, 2006, the Company's debt related investments consisted of (1) a senior participating interest in one mortgage loan and (2) two B-notes. Debt related investments are considered held for investment, as the Company has both the intent and ability to hold these investments until maturity. Accordingly, these assets are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loans or investments are deemed to be impaired.

Impairment—Debt Related Investments

        We review our debt related investments on a quarterly basis, and more frequently when such an evaluation is warranted, to determine if impairment exists in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS No. 114"). A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due, both principal

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and interest, according to the contractual terms of the agreement. When a loan is deemed impaired, the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. As of December 31, 2007 and 2006, there were no impairment losses recognized for our debt related investments in the accompanying consolidated statements of operations.

Revenue Recognition—Debt Related Investments

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

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash on hand and highly liquid investments such as money market mutual funds or investments purchased with original maturities of three months or less. The combined account balances at one or more financial institutions where the Company maintains its cash and cash equivalents exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposits in excess of FDIC insurance coverage. As of December 31, 2007 and 2006, we have not realized any losses in such cash accounts or investments related to, and believe that we are not exposed to, any significant credit risk.

Restricted Cash

        Restricted cash consists primarily of property-related escrow accounts and deposits related to potential future financing activities. As of December 31, 2007 and 2006, we have not realized any losses in such restricted cash accounts or investments related to, and believe that we are not exposed to, any significant credit risk.

Subscriptions Receivable

        Subscriptions receivable consists of subscriptions to purchase shares of our common stock through our public offerings for which we had not yet received the cash proceeds as of the balance sheet dates. The Company records subscriptions receivable in accordance with Emerging Issues Task Force Issue No. 85-1, Classifying Notes Received for Capital Stock. All cash proceeds not collected as of December 31, 2007 and 2006 were collected in the respective subsequent period.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Collectibility of Receivables

        We evaluate the collectibility of our rent and other receivables on a regular basis based on factors including, among others, payment history, the financial strength of the tenant or borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full amount of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. As of December 31, 2007 and 2006, we had allowances included in the caption other assets, net, of approximately $103,000 and $70,000, respectively. If our assumptions or estimates regarding the collectibility of a receivable change in the future, we may have to record allowances to reduce or further reduce the carrying value of the receivable.

Deferred Loan Costs

        Deferred loan costs include fees and costs incurred to obtain long-term financing. These fees and costs are amortized over the terms of the related loans. As of December 31, 2007 and 2006, accumulated amortization of deferred loan costs was approximately $732,000 and $51,000, respectively. Unamortized deferred loan costs are written off if debt is retired before the maturity date.

Stock-Based Compensation

        On January 12, 2006, the Company adopted a stock-based equity incentive plan (see Note 14). As of December 31, 2007 and 2006, the Company had granted 45,000 and 30,000 options, respectively, to its independent directors pursuant to the equity incentive plan. The Company accounts for its equity incentive plan under the provisions of SFAS No. 123(R), Share-Based Payment ("SFAS No. 123(R)") and its related interpretations. Options granted under our equity incentive plan are valued using the Black-Scholes option-pricing model and are amortized to salary expense on a straight-line basis over the benefit period. Such expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

Derivative Instruments and Hedging Activities

        SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, the Company records all derivative instruments in the accompanying consolidated balance sheets at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. Derivative instruments used to hedge the Company's exposure to changes in the fair value of an asset, liability, or firm commitments attributable to a particular risk, such as interest rate risk, are considered "fair value" hedges. Derivative instruments used to hedge the Company's exposure to variability in expected future cash flows, such as future interest payments, or other types of forecasted transactions, are considered "cash flow" hedges.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        As of December 31, 2007, all but one of the hedges entered into by the Company had been designated as cash flow hedges. For derivative instruments designated as cash flow hedges, the changes in the fair value of the derivative instrument that represents changes in expected future cash flows which are effectively hedged by the derivative instrument are initially reported as other comprehensive income (loss) in the statements of stockholders' equity until the derivative instrument is settled. Upon settlement, the effective portion of the hedge is recognized as other comprehensive income (loss) and amortized over the term of the designated cash flow or transaction the derivative instrument was intended to hedge. The change in value of any derivative instrument that is deemed to be ineffective is charged directly to earnings when the determination of ineffectiveness is made. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative instrument with the changes in fair value or cash flows of the designated hedged item or transaction. The Company does not use derivative instruments for trading or speculative purposes. Additionally, the Company has a single interest rate collar not designated as a hedge that is not speculative and is used to manage exposure to interest rate movements above and below the strike rates on the bought and sold option strike rates, but does not meet the hedge accounting requirements of SFAS No. 133.

Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) as reported in the accompanying consolidated statements of stockholders' equity consists of changes in the fair value of available-for-sale real estate securities and changes in the fair value of cash flow hedges.

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

Income Taxes

        We operate in a manner intended to qualify as a REIT for U.S. federal income tax purposes. We first elected REIT status for our taxable year ended December 31, 2006. As a REIT, we generally will not be subject to federal income taxes on net income that we distribute to our stockholders. We intend to make timely distributions sufficient to satisfy the annual distribution requirements. We believe we are organized and operate in such a manner and intend to operate in the foreseeable future in such a manner to qualify as a REIT for federal income tax purposes. We may, however, be subject to certain state and local taxes. Our taxable REIT subsidiary, DCTRT Leasing Corporation, is subject to federal, state, and local taxes.

Use of Estimates

        The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the periods they are determined to be necessary.

Reclassifications

        Certain items in prior period consolidated financial statements have been reclassified to conform to current year presentation.

New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), which defines fair value for assets and liabilities, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, but merely defines how items reported at fair value must be calculated, including derivatives. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, 'Effective Date of FASB Statement No. 157" ("FSP FAS No. 157-2"), that delays the effective date of SFAS No. 157's fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Fair value measurements identified in FSP FAS No. 157-2 will be effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 is not expected to have a material effect on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"), which provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The election is made on an instrument by instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in the fair value for that instrument must be reported in earnings. SFAS No. 159 is effective January 1, 2008. The adoption of SFAS No. 159 is not expected to have a material impact on our results of operations or financial position.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS No. 141(R)"), which retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. Under SFAS No. 141(R), certain transaction costs that have historically been capitalized as acquisition costs will be expensed. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply the provisions of SFAS No. 141(R) prior to that date. We will adopt the provisions of

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS No. 141(R) on January 1, 2009. We are currently evaluating the impact the adoption of SFAS No. 141(R) will have on our results of operations and financial position.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS No. 160"), which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and to the noncontrolling interest. SFAS No. 160 is effective January 1, 2009, and early adoption is not permitted. We are currently evaluating the impact the adoption of SFAS No. 160 will have on our results of operations and financial position.

3. INVESTMENTS IN REAL PROPERTY

        During the year ended December 31, 2007, we acquired 47 real properties with a gross investment amount of approximately $956.1 million, comprising approximately 7.1 million net rentable square feet. These assets included (1) seven office and office/R&D properties with a total gross investment amount of approximately $159.5 million, comprising approximately 1.0 million net rentable square feet, (2) ten industrial properties with a total gross investment amount of approximately $177.8 million, comprising approximately 3.3 million net rentable square feet and (3) 30 retail properties with a total gross investment amount of approximately $618.7 million, comprising approximately 2.8 million net rentable square feet. Our properties located in New England and California accounted for approximately 18% and 12%, respectively, of the total net rentable square feet of our real property portfolio as of December 31, 2007. All of our properties were acquired using a combination of (1) net proceeds from our public and private offerings, (2) debt financings, (3) available cash, and (4) minority interest equity contributions. The results of operations for the acquired properties are included in our audited consolidated statements of operations from the respective dates of acquisition.

        The table below summarizes the Company's consolidated investments in real property as of December 31, 2007 (amounts in thousands):

Real Property	Land	Building and Improvements	Intangible Lease Assets	Gross Investment Amount	Intangible Lease Liability	Total Investment Amount
Total Office and Office/R&D Properties	$78,228	$164,592	$47,393	$290,213	$(2,826)	$287,387
Total Industrial Properties	43,328	230,335	32,666	306,329	(3,211)	303,118
Total Retail Properties	190,635	360,498	67,616	618,749	(21,052)	597,697

Total	$312,191	$755,425	$147,675	$1,215,291	$(27,089)	$1,188,202
Accumulated depreciation/amortization	—	(15,472)	(20,144)	(35,616)	3,000	(32,616)

Total Net Book Value	$312,191	$739,953	$127,531	$1,179,675	$(24,089)	$1,155,586

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

3. INVESTMENTS IN REAL PROPERTY (Continued)

        During the year ended December 31, 2006, we acquired 14 real properties with a total gross investment amount of approximately $259.2 million, comprising approximately 3.2 million net rentable square feet. These assets included (1) four office and office/R&D properties with a total gross investment amount of approximately $130.7 million, comprising approximately 930,000 net rentable square feet and (2) ten industrial properties with a total acquisition cost of approximately $128.5 million, comprising approximately 2.3 million net rentable square feet. These properties were acquired using a combination of (1) net proceeds from our public offering, (2) debt financings, (3) available cash and (4) minority interest equity contributions.

        The table below summarizes the Company's consolidated investments in real property as of December 31, 2006 (amounts in thousands):

Real Property	Land	Building and Improvements	Intangible Lease Assets	Total Gross Investment Amount	Intangible Lease Liability	Total Investment Amount
Total Office and Office/R&D Properties	$35,121	$76,131	$19,400	$130,652	$(1,697)	$128,955
Total Industrial Properties	20,981	92,805	14,784	128,570	(2,708)	125,862

Total	$56,102	$168,936	$34,184	$259,222	$(4,405)	$254,817
Accumulated depreciation/amortization	—	(1,059)	(1,532)	(2,591)	225	(2,366)

Total Net Book Value	$56,102	$167,877	$32,652	$256,631	$(4,180)	$252,451

        Minimum future rentals to be received under non-cancelable operating and ground leases in effect as of December 31, 2007, are as follows (amounts in thousands):

For years ended December 31,	Minimum Future Rentals
2008	$80,769
2009	75,590
2010	66,585
2011	54,499
2012	47,542
Thereafter	287,472

Total	$612,457

        The table above does not reflect future rental revenues from the potential renewal or replacement of existing and future leases and excludes property operating expense reimbursements and assumes no early termination of leases.

4. INVESTMENTS IN REAL ESTATE SECURITIES

        During the year ended December 31, 2007, the Company acquired real estate securities classified as available-for-sale through purchases in the open market with an aggregate cost of approximately $199.6 million. These purchases consisted of (1) preferred equity securities of various real estate

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

4. INVESTMENTS IN REAL ESTATE SECURITIES (Continued)

operating companies and real estate investment trusts with an approximate aggregate cost of $82.6 million and (2) CMBS and CDOs with an approximate aggregate cost of $117.0 million. These assets were acquired using a combination of net proceeds from the Company's public and private offerings and available cash.

        During the year ended December 31, 2006, the Company acquired real estate securities classified as available-for-sale through purchases in the open market with an aggregate cost of approximately $47.2 million. These purchases consisted of (1) preferred equity securities of various real estate operating companies and real estate investment trusts with an approximate aggregate cost of $20.1 million and (2) CMBS and CDOs with an approximate aggregate cost of $27.1 million.

        As of December 31, 2007, the fair market value of our real estate securities was approximately $180.7 million, consisting of a fair market value of approximately (1) $75.5 million for our investments in preferred equity securities and (2) $105.2 million for our investments in CMBS and CDOs. As of December 31, 2007, there was a net unrealized loss of approximately $66.2 million related to our real estate securities investments, which is included in the accompanying consolidated statements of stockholders' equity as other comprehensive income (loss), consisting of (1) an unrealized loss of approximately $27.3 million for our investments in preferred equity securities and (2) an unrealized loss of approximately $38.9 million for our CMBS and CDOs. The following table presents the gross unrealized losses, and estimated fair value of the Company's real estate securities investments by length of time that such securities have been in a continuous unrealized loss position at December 31, 2007 (amounts in thousands):

	Less Than 12 Months			12 Months or Greater			Total
Type of Security	Number of Holdings	Fair Value	Unrealized Loss	Number of Holdings	Fair Value	Unrealized Loss	Number of Holdings	Fair Value	Unrealized Loss
Preferred Equity	23	$74,948	$27,033	1	$541	$204	24	$75,489	$27,237
CMBS and CDOs	15	98,073	35,971	2	7,101	2,951	17	$105,174	$38,922

Total	38	$173,021	$63,004	3	$7,642	$3,155	41	$180,663	$66,159

        As of December 31, 2006, none of our real estate securities had been in an unrealized loss position for more than 12 months.

        Based upon management's intent and ability to hold these real estate securities for a reasonable period of time sufficient to allow for a forecasted recovery of fair value as well as the continued performance of the underlying collateral, the net unrealized loss of approximately $66.2 million is considered by management to be temporary and as a result, no impairment losses have been recognized in the accompanying consolidated statement of operations for the year ended December 31, 2007.

        Our investments in CMBS and CDOs have contractual maturities ranging from 2016 through 2052.

5. DEBT RELATED INVESTMENTS

        During the year ended December 31, 2007, the Company acquired approximately $88.5 million in debt related investments, and had a partial repayment of approximately $4.4 million on one of its B-notes, and a full repayment of approximately $8.3 million on one of its senior participating interests in a mortgage loan. The debt related investments acquired included (1) an investment in a mortgage

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

5. DEBT RELATED INVESTMENTS (Continued)

loan of approximately $33.6 million, (2) investments in B-notes of approximately $35.0 million and (3) an investment in mezzanine debt of approximately $19.9 million. The Company acquired these investments at an aggregate net discount of approximately $77,000, which will be amortized to debt related income over the related term of the investments. These assets were acquired using a combination of net proceeds from the Company's public and private offerings and available cash. The following table outlines our debt related investments as of December 31, 2007 (dollars in thousands):

Description	Region	Interest rate(1)	Maturity date (2)	Periodic payment terms	Prior liens	Face amount of debt	Carrying amount of debt	Principal amount of loans subject to delinquent principal or interest
Mortgage loan	Northeast	LIBOR + 3.50%	March 2009	Interest only	None	$32,216	$32,218	None
B-note	Mountain	LIBOR + 3.25%	August 2008	Interest only	None	18,300	13,960	None
B-note	Pacific	LIBOR + 2.87%	April 2009	Interest only	None	20,000	20,014	None
B-note	Pacific	9.19%	November 2011	Interest only	None	3,000	2,960	None
B-note	Southwest	10.65%	October 2016	Interest only	None	15,000	15,008	None
Mezzanine debt	Southwest	10.50%	December 2016	Interest only	None	20,000	19,931	None

Total						$108,516	$104,091

(1)
All variable rate loans are based on the one month LIBOR and repriced monthly.

(2)
Reflects the initial maturity of the investment and does not consider any options to extend that are at the discretion of the borrower.

        Under the loan agreement for the outstanding mortgage loan described above, the Company has a conditional obligation to fund additional aggregate borrowings of approximately $5.1 million over the term of the loan. As of December 31, 2007, the aggregate cost of debt related investments was $104.1 million for federal income tax purposes.

        During the year ended December 31, 2006, the Company acquired approximately $28.3 million in debt related investments, including (1) investments in senior participating interests in mortgage loans of approximately $7.0 million and (2) investments in B-notes of approximately $21.3 million.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

5. DEBT RELATED INVESTMENTS (Continued)

        The following table presents a rollforward of debt related investments for the years ended December 31, 2007 and 2006 (amounts in thousands):

	For the Years Ended
	December 31, 2007	December 31, 2006
Balance at beginning of year	$28,256	$—
Additions during year:
New mortgage loans and additional advances on existing loans	88,510	28,256
Amortization of premium	(10)	—

	116,756	28,256
Deductions during year:
Collection of principal	(12,665)	—

Balance at end of year	$104,091	$28,256

6. MORTGAGE NOTES

        During the years ended December 31, 2007 and 2006, the Company obtained approximately $622.8 million and $84.5 million, respectively, in mortgage debt financing in connection with 48 properties and four properties, respectively.

        During October 2007, the Company refinanced floating rate debt on two properties to fixed rate debt, releasing a floating rate loan in the amount of approximately $34.4 million, and entering into two new fixed rate, interest only mortgage notes in the aggregate amount of approximately $26.4 million. In November 2007, the Company fully repaid the floating rate debt on two properties in the amount of approximately $37.7 million. In connection with the repayments on these mortgage notes, for the year ended December 31, 2007, approximately $580,000 of accelerated amortization of loan costs has been included in the accompanying consolidated statement of operations as interest expense.

        The aggregate principal amount of mortgage notes as of December 31, 2007 and 2006 was approximately $661.7 million and $84.5 million, respectively. Mortgage notes were secured by real property with an aggregate net book value as of December 31, 2007 and 2006, of approximately $980.9 million and $128.8 million, respectively.

        As of December 31, 2007, approximately $170.9 million of mortgage notes were subject to interest rates at spreads of 0.95% to 1.60% over one-month LIBOR, and approximately $490.8 million of mortgage notes were subject to fixed interest rates ranging from 5.25% to 7.90%. The weighted average interest rate for these mortgage notes as of December 31, 2007 was 5.90%.

        As of December 31, 2006, all mortgage notes were subject to fixed interest rates ranging from 5.60% to 6.05%. The weighted average interest rate for these mortgage notes as of December 31, 2006 was 5.80%.

        As of December 31, 2007, all mortgage notes were payable monthly and were interest only, with the exception of six mortgage notes, which were fully amortizing, and had outstanding balances as of

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

6. MORTGAGE NOTES (Continued)

December 31, 2007 totaling approximately $47.7 million. Mortgage notes outstanding as of December 31, 2007 had maturity dates ranging from June 2009 through September 2036. Various mortgage notes require the Company to maintain certain financial covenants, all of which were met as of December 31, 2007.

        The following table outlines the scheduled maturities of our mortgage notes, excluding mark to market adjustments of approximately $590,000, as of December 31, 2007 (amounts in thousands):

Year	Mortgage Notes
2008	$—
2009	161,979	(1)
2010	8,906
2011	—
2012	21,300
Thereafter	468,908

Total	$661,093

    (1)
    Approximately $121.9 million in aggregate scheduled maturities for the year ending December 31, 2009 have three, one-year extensions which are exercisable at our option.

7. SHORT TERM BORROWINGS

        In July 2006, the Company established a securities margin account with an independent, third-party commercial lender intended to enable the Company to borrow funds for various purposes secured by the Company's preferred equity securities (Note 4). As of December 31, 2007, the fair market value of the preferred equity securities which serve as collateral for the securities margin account was approximately $75.5 million. Pursuant to this securities margin account, the Company has the capacity to borrow up to 65% of the market value of any eligible real estate security held in the account. As of December 31, 2007, $37.3 million was outstanding on the securities margin account. The borrowings were used for general corporate and investment purposes. Borrowings associated with this securities margin account are charged interest at a rate of one-month LIBOR plus 50 basis points. The interest rate on the securities margin account was 5.10% at December 31, 2007. For the years ended December 31, 2007 and 2006, approximately $963,000 and $363,000, respectively, of interest expense was incurred for the securities margin account. As of December 31, 2006, no amounts were outstanding on the securities margin account.

8. MASTER REPURCHASE FACILITY

        On October 26, 2006, the Company established a master repurchase facility with a third party lender (the "REPO Facility"). The REPO Facility provided a borrowing capacity of $200 million with an initial maturity date of October 2007, subject to extension, with a final maturity date of October 2009. In addition, the Company entered into a guarantee agreement (the "Guarantee Agreement") with the same third party lender on October 26, 2006 in connection with the REPO Facility.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

8. MASTER REPURCHASE FACILITY (Continued)

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

        On August 13, 2007, we gave notice to our third party lender of our intent to repay approximately $1.8 million in remaining outstanding borrowings under the REPO Facility, which we repaid on August 15, 2007. On August 17, 2007, we terminated the REPO Facility and the Guarantee Agreement. The Company did not incur any penalties in connection with the termination of the REPO Facility and the Guarantee Agreement.

        For the years ended December 31, 2007 and 2006, the Company incurred interest expense, including REPO Facility non-usage and exit fees and amortization of related loan costs, of approximately $1.0 million and $166,000, respectively. The REPO Facility required interest at spreads of 0.05% to 2.15% over one-month LIBOR. All of the associated loan costs for the REPO Facility were written off upon the closing of the facility, and are reflected in the accompanying consolidated statements of operations as interest expense.

9. FINANCING OBLIGATIONS

        The Operating Partnership is currently offering undivided tenancy-in-common interests in certain properties to accredited investors in a private placement exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), which is included in financing obligations in the accompanying consolidated balance sheets. We anticipate that these tenancy-in-common interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. The tenancy-in-common interests sold to accredited investors will be 100% leased by the Operating Partnership. Additionally, the Operating Partnership will be given a purchase option giving it the right, but not the obligation, to acquire the tenancy-in-common interests from the investors at a later point in time in exchange for partnership units in the Operating Partnership (under a prior program administered by the Operating Partnership, such options were granted in the lease itself, and the Operating Partnership continues to hold these options as well).

        The Operating Partnership will pay certain up-front fees and reimburse certain related expenses to our Advisor, the Dealer Manager and Dividend Capital Exchange Facilitators LLC (the "Facilitator") for raising capital through the private placement. Our Advisor is obligated to pay all of the offering and marketing related costs associated with the private placement. However, the Operating Partnership is obligated to pay our Advisor a non-accountable expense allowance which equals 1.5% of the gross equity proceeds raised through the private placement. In addition, the Operating Partnership is obligated to pay the Dealer Manager a dealer manager fee of up to 1.5% of gross equity proceeds raised and a commission of up to 5% of gross equity proceeds raised through the private placement. The Dealer Manager may re-allow such commissions and a portion of such dealer manager fee to participating broker dealers. The Operating Partnership is also obligated to pay a transaction

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

9. FINANCING OBLIGATIONS (Continued)

facilitation fee to the Facilitator, an affiliate of our Advisor, of up to 2.0% of gross equity proceeds raised through the private placement.

        During the years ended December 31, 2007 and 2006, we raised approximately $67.6 million and $39.0 million, respectively, from the sale of undivided tenancy-in-common interests in seven and three properties, respectively, which is included in financing obligations in the accompanying consolidated balance sheets pursuant to SFAS No. 98, Accounting for Leases ("SFAS No. 98"). We have leased the undivided interests sold to unrelated third parties, and in accordance with SFAS No. 98, rental payments made to third parties under the lease agreements are recognized as imputed interest expense using the interest method. In addition, the Operating Partnership is separately granted an option to purchase each undivided tenancy-in-common interest after a certain period of time in exchange for Operating Partnership units (under a prior program administered by the Operating Partnership, such options were granted in the lease itself, and the Operating Partnership continues to hold these options as well).

        During the years ended December 31, 2007 and 2006, we recorded imputed interest expense related to the above financing obligations of approximately $4.4 million and $303,000, respectively. Additionally, we incurred approximately $4.2 million and $300,000 of rental expense for the years ended December 31, 2007 and 2006, respectively, under various lease agreements with these third-party investors. A portion of such amounts was accounted for as an increase of the principal outstanding balance of the financing obligations, and a portion was accounted for as an increase to accrued interest in the consolidated balance sheets. The various lease agreements in place as of December 31, 2007 contained expiration dates ranging from April 2018 to December 2022. The following table sets forth the minimum future rental payments due to third parties under the various lease agreements (amounts in thousands):

For years ended December 31,	Minimum Future Rental Payments
2008	$6,908
2009	7,094
2010	7,186
2011	7,229
2012	7,274
Thereafter	64,182

Total	$99,873

        During the years ended December 31, 2007 and 2006, the Operating Partnership incurred upfront costs of approximately $6.6 million and $3.9 million, respectively, payable to our Advisor and other affiliates for effecting these transactions which are accounted for as deferred loan costs. Such deferred loan costs are included in other assets in the consolidated balance sheets and amortized to interest expense over the life of the financing obligation. If the Operating Partnership elects to exercise any purchase option as described above and issue OP Units, the unamortized up-front fees and expense reimbursements paid to affiliates will be recorded against minority interest of the Operating Partnership

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

9. FINANCING OBLIGATIONS (Continued)

as a selling cost of the OP Units. If the Operating Partnership does not elect to exercise any such purchase option, we will continue to account for these transactions as a financing obligation because we will continue to sublease 100% of the properties and will therefore not meet the definition of "active use" set forth in SFAS No. 98.

        During the years ended December 31, 2007 and 2006, the Operating Partnership did not exercise any purchase options to buy any tenancy-in-common interests it had previously sold.

10. FINANCIAL INSTRUMENTS

        As of December 31, 2007 and 2006, the fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, therefore, these estimates are not necessarily indicative of the actual amounts that we could realize upon disposition of the financial instruments.

        We determine the fair value of our financial instruments through consultation with market dealers of such instruments, analysis of the underlying collateral, and analysis of the credit worthiness of the borrower, among other sources. The following table summarizes these financial instruments (amounts in thousands):

	Balances as of December 31, 2007
	Carrying Amount	Estimated Fair Value
Fixed-rate debt related investments	$2,951	$2,951
Mortgage notes	$490,797	$466,300

	Balances as of December 31, 2006
	Carrying Amount	Estimated Fair Value
Fixed-rate debt related investments	$2,951	$2,951
Mortgage notes	$84,450	$85,038
Master repurchase facility	$10,919	$10,919

11. HEDGING ACTIVITIES

        During the year ended December 31, 2007, the Company entered into the following significant derivative instruments to hedge its exposure to the variability in future cash flows for forecasted transactions: (1) four LIBOR based forward starting swaps with maturities ranging from February 2018 to February 2019 in anticipation of expected future fixed rate debt issuances of approximately $350 million, (2) a zero cost collar associated with a floating rate mortgage note related to the acquisition of an office property and (3) a two-year LIBOR-based interest rate cap in connection with variable rate mortgage debt issued in conjunction with the acquisition of the New England Retail

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

11. HEDGING ACTIVITIES (Continued)

Portfolio, which is comprised of 25 retail properties located in the Northeast region of the United States. The Company did not have any derivative instruments for the year ended December 31, 2006.

        As of December 31, 2007, derivatives with a fair value of approximately $27.9 million were included in other liabilities and derivatives with a fair value of approximately $3,000 were included in other assets in the accompanying consolidated balance sheets. For the year ended December 31, 2007, the net unrealized loss on our derivatives was approximately $27.7 million, as reflected in the accompanying consolidated statements of stockholders' equity as accumulated other comprehensive income (loss). For hedges of existing variable-rate debt, the amounts reported in accumulated other comprehensive income (loss) will be reclassified to interest expense as interest payments are made on the issued variable-rate debt. For hedges of forecasted issuances of fixed-rate debt, amounts reported in accumulated other comprehensive income (loss) will be reclassified to interest expense as interest payments are made on the fixed-rate debt after the debt has been issued. During 2008, based upon the assumptions as of December 31, 2007, the Company estimates that an additional $1.6 million could potentially be reclassified as an increase to interest expense in connection with the hedges on the existing variable-rate debt and the hedges on the forecasted issuances of fixed-rate debt.

        Hedge ineffectiveness of approximately $328,000 on cash flow hedges is reflected in the accompanying consolidated statements of operations as interest expense, due to a change in the estimated timing of the anticipated debt incurrence hedged by one of our forward starting swaps. The change in fair value of derivatives not designated as hedges was approximately $229,000 for the year ended December 31, 2007, and is included in the accompanying consolidated statements of operations as interest expense.

12. MINORITY INTERESTS

        Minority interests consisted of the following as of December 31, 2007 and 2006 (amounts in thousands):

	December 31, 2007	December 31, 2006
Joint Venture Partnership Interests	$18,719	$10,120
OP Units	120	128
Special Units	1	1

Total	$18,840	$10,249

Joint Venture Partnership Interests

        During the year ended December 31, 2007, the Company entered into eight joint ventures that are consolidated by the Company in the accompanying consolidated financial statements. The Company presents contributions, distributions and equity in earnings of the respective joint venture partners as minority interests. For the years ended December 31, 2007 and 2006, joint venture partners had contributed approximately $24.4 million and $11.5 million, respectively, in equity to these joint ventures and had received distributions from these joint ventures of approximately $14.9 million and $1.4 million, respectively. For the years ended December 31, 2007 and 2006, joint venture partners had collectively participated in approximately $870,000 and $3,000, respectively, in net losses of their respective joint ventures.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

12. MINORITY INTERESTS (Continued)

OP Units

        On May 4, 2005, the Operating Partnership issued 20,000 OP Units to the Advisor in exchange for $200,000, representing an approximate 99.0% limited partnership interest. As of December 31, 2007, there were 20,000 OP Units outstanding with a redemption value of approximately $200,000 based on the price of our common stock as of December 31, 2007.

        As of December 31, 2007 and 2006, the Operating Partnership was less than 0.1% owned by the Advisor, the parent of the Advisor and limited partners, and the remaining interests were owned by the Company. OP Units are redeemable at the option of the unit holder. The Operating Partnership has the option of redeeming the OP Units for cash or for shares of common stock, or a combination of both.

Special Units

        On May 4, 2005, the Operating Partnership issued 100 Special Units to the parent of the Advisor for consideration of $1,000. The holder of the Special Units does not participate in the profits and losses of the Operating Partnership. Amounts distributable to the holder of the Special Units will depend on operations and the amount of net sales proceeds received from real property and real estate securities dispositions or upon other events. In general, after holders of OP Units, in aggregate, have received cumulative distributions equal to their capital contributions plus a 6.5% cumulative, non-compounded annual pre-tax return on their net contributions, the holder of the Special Units and the holders of OP Units will receive 15% and 85%, respectively, of the net sales proceeds received by the Operating Partnership upon the disposition of the Operating Partnership's assets.

        In addition, the Special Units will be redeemed by the Operating Partnership, resulting in a one-time payment, in the form of a promissory note, to the holder of the Special Units, upon the earliest to occur of the following events:

  (1)
  The listing of the Company's common stock on a national securities exchange or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock; or

  (2)
  The termination or non-renewal of the Advisory Agreement, (1) for "cause," as defined in the Advisory Agreement, (2) in connection with a merger, sale of assets or transaction involving the Company pursuant to which a majority of the Company's directors then in office are replaced or removed, (3) by the Advisor for "good reason," as defined in the Advisory Agreement, or (4) by the Company or the Operating Partnership other than for "cause."

13. STOCKHOLDERS' EQUITY

Common Stock

        On May 27, 2005, we filed a registration statement on Form S-11 with the Commission in connection with an initial public offering of our common stock, which was declared effective on January 27, 2006. Pursuant to the registration statement, we offered up to $2.0 billion in shares of our common stock, 75% of which were offered to the public at a price of $10.00 per share, and 25% of which were offered pursuant to our distribution reinvestment plan at a price of $9.50 per share.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

13. STOCKHOLDERS' EQUITY (Continued)

        On June 11, 2007, we filed a registration statement on Form S-11 with the Commission for a follow on public offering of our common stock, which was declared effective on January 22, 2008. Pursuant to the registration statement, we are offering up to $2.0 billion in shares of our common stock, 75% of which are being offered to the public at a price of $10.00 per share, and 25% of which are being offered pursuant to our distribution reinvestment plan at a price of $9.50 per share.

        For the years ended December 31, 2007 and 2006, approximately 83.2 million and 32.3 million shares of common stock, respectively, were issued in connection with our initial public offering for net proceeds of approximately $754.2 million and $286.7 million, respectively. The net proceeds from the sale of these shares were transferred to our Operating Partnership on a one-for-one basis for OP Units. During the year ended December 31, 2007, approximately 208,000 shares of common stock were redeemed for approximately $1.9 million. No shares of common stock were redeemed during the year ended December 31, 2006.

        The holders of our common stock are entitled to one vote per share on all matters voted on by stockholders, including election of our directors. Our articles of incorporation do not provide for cumulative voting in the election of our directors. Therefore, the holders of the majority of the outstanding shares of common stock can elect the entire board of directors.

Distributions

        We accrue and pay distributions on a quarterly basis. Our board of directors authorizes the following quarter's distribution before the first day of the quarter. We calculate our distributions based upon daily record and distribution declaration dates so stockholders will be eligible to earn distributions immediately upon purchasing shares of our common stock or upon purchasing OP Units. The following table sets forth the distributions that have been paid and/or declared as of December 31, 2007 and 2006 by our board of directors:

Quarter	Amount declared per share/unit(1)	Annualized amount per share/unit(1)	Date paid
2006
2nd Quarter–2006	$0.1326	$0.55	July 17, 2006
3rd Quarter–2006	$0.1386	$0.55	October 13, 2006
4th Quarter–2006	$0.1512	$0.60	January 12, 2007
2007
1st Quarter–2007	$0.1479	$0.60	April 16, 2007
2nd Quarter–2007	$0.1496	$0.60	July 16, 2007
3rd Quarter–2007	$0.1512	$0.60	October 11, 2007
4th Quarter–2007	$0.1513	$0.60	January 15, 2008
2008
1st Quarter–2008	$0.1500	$0.60	April 15, 2008	(2)

    (1)
    Assumes share or unit was owned for the entire quarter.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

13. STOCKHOLDERS' EQUITY (Continued)

    (2)
    Expected pay date for 1st quarter 2008 distribution.

        Our distributions to stockholders are characterized for federal income tax purposes as (1) ordinary income, (2) non-taxable return of capital, (3) long term capital gain or (4) unrecaptured 1250 gain from certain depreciable properties. Distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital for tax purposes rather than a dividend and reduce the stockholders' basis in the common shares. To the extent that distributions exceed both current and accumulated earnings and profits and the stockholders' basis in the common shares, they will generally be treated as a gain from the sale or exchange of our stockholders' common shares. We notify stockholders of the taxability of distributions paid during the preceding year on an annual basis. The following summarizes the taxability of distributions on common shares for the years ended December 31, 2007 and 2006:

  Year Ended December 31, 2007

Per common share	Per share amount	Percentage
Ordinary income	$0.35	58.43%
Non-taxable return of capital	0.24	40.57%
Long term capital gain	0.01	0.67%
Unrecaptured 1250 gain	0.00	0.33%

Total	$0.60	100.00%

  Year Ended December 31, 2006

Per common share	Per share amount	Percentage
Ordinary income	$0.19	46.29%
Return of capital	0.22	51.07%
Long term capital gain	0.01	1.83%
Unrecaptured 1250 gain	0.00	0.81%

Total	$0.42	100.00%

14. EQUITY INCENTIVE PLAN

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

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

14. EQUITY INCENTIVE PLAN (Continued)

        In connection with the 2007 Annual Meeting of Stockholders, on August 27, 2007, each of our three independent directors was granted 5,000 shares of our common stock under the equity incentive plan with an exercise price equal to $11.00 per share. These options vest 100% two years after the grant date.

        The equity incentive plan provides that no more than 5 million shares of our common stock will be available for issuance under the equity incentive plan. No more than 200,000 shares may be made subject to stock options and stock appreciation rights under the equity incentive plan to any individual in any calendar year, and no more than 200,000 may be made subject to awards other than stock options and stock appreciation rights under the equity incentive plan to any individual in any single calendar year. The term of these options shall not exceed the earlier of ten years from the date of grant, the date of removal for cause, or three months from the director's resignation. The exercise price for options to be issued under the equity incentive plan shall be the greater of (1) $11.00 per share or (2) the fair market value of the shares on the date they are granted.

        We record options issued under the equity incentive plan pursuant to SFAS No. 123(R). During the year ended December 31, 2007, the options issued under the equity incentive plan in connection with the 2007 Annual Meeting of Stockholders were valued using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 6.0%, risk-free interest rate of 4.39%, volatility factor of 23.25% and an expected life of 5 years. Based on these assumptions, the value of options granted under the equity incentive plan on the date of grant during the year ended December 31, 2007, was determined to be approximately $16,000. No additional options were granted during the year ended December 31, 2007.

        Options granted under our equity incentive plan are amortized to salary expense on a straight-line basis over the benefit period. For the years ended December 31, 2007 and 2006, we incurred approximately $10,000 and $5,000, respectively, of such expense, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2007 and 2006, approximately $41,000 and $36,000, respectively, of such expense remained unrecognized, which reflects the unamortized portion of the value of such options issued pursuant to the equity incentive plan.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

14. EQUITY INCENTIVE PLAN (Continued)

        The following table describes the total option grants, exercises, expirations and forfeitures that occurred during the years ended December 31, 2007 and 2006, as well as the total options outstanding as of December 31, 2007 and 2006, and the total options exercisable as of December 31, 2007:

	Independent Director Options	Weighted Average Option Price Per Share	Weighted Average Remaining Contractual Life (Years)
Issued and Outstanding at December 31, 2005	—	$—
Grants	30,000	11.00
Exercises	—	—
Expirations	—	—
Forfeitures	—	—

Issued and Outstanding at December 31, 2006	30,000	$11.00	8.25

Grants	15,000	11.00
Exercises	—	—
Expirations	—	—
Forfeitures	—	—

Issued and Outstanding at December 31, 2007	45,000	$11.00	9.50

Exercisable at December 31, 2007	12,000	$11.00	8.25

        Collectively, the options outstanding pursuant to our equity incentive plan had a weighted average per option value of $1.25 as of December 31, 2007.

15. RELATED PARTY TRANSACTIONS

Our Advisor

        Our day-to-day activities are managed by our Advisor, an affiliate, under the terms and conditions of an Advisory Agreement. Our Advisor is considered to be a related party as certain indirect owners and employees of our Advisor serve as our executives. The responsibilities of our Advisor include the selection and underwriting of our real property, real estate securities and debt related investments, the negotiations for these investments, the asset management and financing of these investments and the selection of prospective joint venture partners.

        We have entered into an Advisory Agreement with our Advisor pursuant to which we pay certain acquisition fees to the Advisor. For each real property acquired in the operating stage, the acquisition fee will be an amount equal to 1.0%. For each real property acquired prior to or during the development or construction stage, the acquisition fee will be an amount equal to up to 4.0% of the total project cost (which will be the amount actually paid or allocated to the purchase, development, construction or improvement of a property exclusive of acquisition fees and acquisition expenses). The Advisor also is entitled to receive an acquisition fee of 1.0% of the principal amount in connection with

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

15. RELATED PARTY TRANSACTIONS (Continued)

(i) the origination or acquisition of any type of debt investment including, but not limited to, the origination of mortgage loans, B-notes, mezzanine debt, participating debt (including with equity-like features), non-traded preferred securities, convertible debt, hybrid instruments, equity instruments and other related investments, and (ii) the acquisition of any type of non-securitized debt investment including, but not limited to, acquisitions or participations in mortgage loans, B-notes, mezzanine debt, participating debt (including with equity-like features), non-traded preferred securities, convertible debt, hybrid instruments, equity instruments and other related investments. During the years ended December 31, 2007 and 2006, our Advisor earned approximately $11.1 million and $4.5 million in acquisition fees, respectively, which are accounted for as part of the historical cost of the acquired properties.

        We also pay our Advisor an asset management fee in connection with the asset and portfolio management of real property, real estate securities and debt related investments. The Advisor's asset management fee is payable as follows:

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

  "Direct Real Properties": shall mean those real properties acquired directly by us without the advice or participation of a product specialist engaged by the Advisor.

  "Dividend Coverage Ratio": shall mean, as to any given fiscal quarter, the total amount of distributions made by us in that fiscal quarter divided by the aggregate funds from operations for that fiscal quarter.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

15. RELATED PARTY TRANSACTIONS (Continued)

  "Dividend Coverage Ratio Date": shall be the date on which our dividend coverage ratio has been less than or equal to 1.00 for two consecutive fiscal quarters.

  "Product Specialist Real Properties": shall mean those real properties acquired by us pursuant to the advice or participation of a product specialist engaged by the Advisor pursuant to a contractual arrangement.

  In addition, both before and after the Dividend Coverage Ratio Date, the asset management fee for all real property assets (acquired both prior to and after the Dividend Coverage Ratio Date) includes a fee of 1.0% of the sales price of individual real property assets upon disposition.

  For securities and debt related assets, both before and after the Dividend Coverage Ratio Date, the asset management fee consists of a monthly fee equal to one-twelfth of 1.0% of the aggregate value of the securities and debt related assets within our portfolio.

        For the years ended December 31, 2007 and 2006, our Advisor earned approximately $8.7 million and $722,000 in aggregate asset management fees, respectively.

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

        Offering costs incurred in connection with the issuance of equity securities are deducted from stockholders' equity, and organizational costs associated with the formation of the Company are expensed as incurred and are included as part of general and administrative expenses in the accompanying consolidated statements of operations.

        In aggregate, as of December 31, 2007, the Advisor had incurred reimbursable offering costs of approximately $24.0 million. As of December 31, 2007, we were obligated to reimburse approximately $16.8 million in such reimbursable offering costs, which have been included as a reduction to additional paid-in capital in the accompanying consolidated statements of stockholders' equity. As of December 31, 2007, of the $16.8 million in reimbursable offering costs we had incurred, approximately $336,000 had not yet been reimbursed to the Advisor, which have been included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. As of December 31, 2006, of the $4.8 million in reimbursable offering costs we had incurred, approximately $851,000 had not yet been reimbursed to the Advisor, which have been included in accounts payable and accrued expenses in the consolidated balance sheets.

        As of December 31, 2007, approximately $7.2 million of reimbursable offering costs incurred by the Advisor are not reflected in the accompanying consolidated balance sheets of the Company, due to the fact that the Company is not obligated to reimburse these costs to the Advisor until the corresponding aggregate gross offering proceeds are raised in our public offering of common stock.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

15. RELATED PARTY TRANSACTIONS (Continued)

        In addition to the reimbursement of organizational and offering costs, we are also obligated, subject to certain limitations, to reimburse our Advisor for certain other expenses incurred on our behalf for providing services contemplated in the Advisory Agreement, provided that the Advisor does not receive a specific fee for the activities which generate the expenses to be reimbursed. For the years ended December 31, 2007 and 2006, we incurred approximately $431,000 and $273,000, respectively, of these expenses which we reimbursed to the Advisor. Such reimbursements are included as general and administrative expenses in the accompanying consolidated statements of operations.

The Dealer Manager

        We have entered into a dealer manager agreement with the Dealer Manager pursuant to which we pay a dealer manager fee of up to 2.5% of gross offering proceeds raised pursuant to our public offerings of common stock to the Dealer Manager as compensation for managing the offering. The Dealer Manager may re-allow a portion of such fees to broker-dealers who participate in the offering. We also pay up to a 6.0% sales commission of gross offering proceeds raised pursuant to our initial public offering of common stock. As of December 31, 2007, all sales commissions had been re-allowed to participating broker-dealers. For the years ended December 31, 2007 and 2006, we incurred fees payable to the Dealer Manager of approximately $20.2 million and $8.0 million, respectively, for dealer manager fees and approximately $40.8 million and $15.6 million, respectively, for sales commissions. Such amounts are considered a cost of raising capital and as such are included as a reduction of additional paid-in capital in the accompanying consolidated statements of stockholders' equity. Of these costs, we accrued approximately $574,000 and $1.4 million for dealer manager fees and $256,000 and $1.9 million for sales commissions as of December 31, 2007 and 2006, respectively. These amounts are included in the accompanying consolidated balance sheets as accounts payable and accrued expenses.

The Facilitator

        The Facilitator is responsible for the facilitation of transactions associated with the Operating Partnership's private placement. The Facilitator is considered a related party as certain indirect owners and employees of the Facilitator serve as our executives. We have entered into an agreement with the Facilitator whereby we pay a transaction facilitation fee associated with the Operating Partnership's private placement. We pay the Facilitator up to 1.5% of the gross equity proceeds raised through the Operating Partnership's private placement for transaction facilitation. For the years ended December 31, 2007 and 2006, we incurred approximately $1.0 million and $585,000, respectively, for such fees payable to the Facilitator. In accordance with SFAS No. 98, these fees, as well as the other fees associated with the Operating Partnership's private placement, are recorded as deferred loan costs and amortized over the life of the financing obligation.

Dividend Capital Investments LLC and DCT Industrial Trust Inc.

        In addition to utilizing its own management team, the Advisor actively seeks to form strategic alliances with recognized leaders in the real estate and investment management industries. These alliances are intended to allow the Advisor to leverage the organizational infrastructure of experienced real estate developers, operators and investment managers and to potentially give us access to a greater number of real property and real estate securities investment opportunities. The use of product

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

15. RELATED PARTY TRANSACTIONS (Continued)

specialists or other service providers will not eliminate or reduce the Advisor's fiduciary duty to the Company. The Advisor retains ultimate responsibility for the performance of all of the matters entrusted to it under the Advisory Agreement.

        The Advisor's product specialists are and will be compensated through a combination of (a) reallowance of acquisition, disposition, asset management and/or other fees paid by us to the Advisor and (b) potential profit participation in connection with specific portfolio asset(s) identified by them and invested in by us. We may also enter into joint ventures, partnerships or similar arrangements with the Advisor's product specialists for the purpose of acquiring portfolio assets and, in such cases, the product specialists may or may not make an equity capital contribution to any such arrangement.

        On June 12, 2006, our Advisor entered into a product specialist agreement with Dividend Capital Investments LLC ("DCI") in connection with investment management services related to our investments in real estate securities assets. Pursuant to this agreement, a portion of the asset management fee that our Advisor receives from us related to securities investments will be reallowed to DCI in exchange for services provided.

        On September 1, 2006, our Advisor entered into a product specialist agreement with DCT Industrial Trust Inc. ("DCT"), in connection with acquisition and asset management services related to our industrial real property investments. Pursuant to this agreement, a portion of the acquisition and asset management fees that our Advisor receives from us related to specific industrial real property investments will be reallowed to DCT in exchange for services provided.

        In addition, on September 1, 2006, the Company, through TRT Industrial Fund I LLC, the Company's wholly-owned subsidiary, entered into a joint venture agreement ("DCT Joint Venture I") with DCT Industrial Fund II LLC, an indirect wholly-owned subsidiary of DCT, for the acquisition, operation and management of up to $150 million in industrial real property assets (the "Industrial Portfolio"). On March 26, 2007, we entered into an amendment to the DCT Joint Venture I. Pursuant to the terms of the amendment, the DCT Joint Venture I was amended to expand the total amount of industrial properties to be acquired under the agreement from its original amount of up to $150 million to a total amount of up to approximately $208.5 million.

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

        The DCT Joint Venture I also contains provisions for entering into one additional joint venture agreement under similar terms through 2008.

        On March 27, 2007, the Company, through TRT Industrial Fund II LLC, the Company's wholly-owned subsidiary, entered into a new joint venture ("DCT Joint Venture II") with DCT Industrial Fund III LLC, an indirect wholly-owned subsidiary of DCT. The DCT Joint Venture II is subject to similar terms as the DCT Joint Venture I, as discussed above.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

15. RELATED PARTY TRANSACTIONS (Continued)

        As of December 31, 2007, we had acquired 14 properties pursuant to the terms of the DCT Joint Venture I, eight of which were acquired by the DCT Joint Venture I, and six of which were acquired entirely by us pursuant to the terms of the DCT Joint Venture I. As of December 31, 2006, we had acquired ten properties pursuant to the DCT Joint Venture I, four of which were acquired by the joint venture between us and DCT, and six of which were acquired entirely by us. As of December 31, 2007, we had acquired 14 properties pursuant to the terms of the DCT Joint Venture II, five of which were acquired by the DCT Joint Venture II, and one of which was acquired entirely by us pursuant to the terms of the DCT Joint Venture II.

        Acquisitions pursuant to the DCT Joint Venture I and the DCT Joint Venture II made during the year ended December 31, 2007, were generally funded from (1) equity contributions from the Company to the respective joint venture using proceeds from the Company's public and private offerings, (2) an equity contribution from DCT to the respective joint venture and (3) debt financing either assumed or issued by the respective joint venture. The purchase price of each asset in the Industrial Portfolio was subject to majority approval by the Company's independent directors.

16. NET INCOME (LOSS) PER COMMON SHARE

        Reconciliations of the numerator and denominator used to calculate basic net income per common share to the numerator and denominator used to calculate diluted net income per common share for the years ended December 31, 2007 and 2006 for the period from April 11, 2005 (inception) through December 31, 2005 are as follows (amounts in thousands, except per share and footnote amounts):

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Period From April 11, 2005 (Inception) through December 31, 2005
Net income (loss)	$11,065	$(52)	*
Dilutive minority interests share in net income (loss)	(3)	(62)	*

Net income (loss) before minority interests	$11,062	$(114)	*

Weighted average shares outstanding-basic	85,473	7,087	**
Incremental weighted average shares effect of conversion of OP units	20	20	—

Weighted average shares outstanding-diluted	85,493	7,107	**

Net income (loss) per common share-basic	$0.13	$(0.01)	$0.01

Net income (loss) per common share-diluted	$0.13	$(0.02)	$0.01

  *
  Less than $100.

  **
  200 shares outstanding.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

17. INCOME TAXES

        We operate in a manner intended to qualify for treatment as a REIT for U.S. federal income tax purposes. We first elected REIT status for our taxable year ended December 31, 2006. In order for a former C corporation to elect to be a REIT, it must distribute 100% of its C corporation earnings and profits and agree to be subject to federal tax at the corporate level to the extent of any subsequently recognized built-in gains within a ten year period. We did not have any built-in gains at the time of our conversion to REIT status. As a REIT, we generally will not be subject to federal income taxation at the corporate level to the extent we distribute 100% of our REIT taxable income annually, as defined in the Code, to our stockholders and satisfy other requirements. To continue to qualify as a REIT for federal tax purposes, we must distribute at least 90% of our REIT taxable income annually. No material provisions have been made for federal income taxes in the accompanying consolidated financial statements.

        In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return.

        The Company was subject to the provisions of FIN No. 48 as of January 1, 2007, and has analyzed its various federal and state filing positions, including the assertion that the Company is not taxable. No amounts were recorded for unrecognized tax benefits or related interest expense and penalties as a result of the implementation of FIN No. 48 as of December 31, 2007. All years of the Company's operations remain open for examination.

18. COMMITMENTS AND CONTINGENCIES

        We and our Operating Partnership are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our investments. We and our investments are, from time to time, subject to other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by our Operating Partnership and by us related to routine litigation will not materially affect our financial position, operating results or liquidity.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2007 and 2006 (amounts in thousands, except per share information):

	For the Quarter Ended
					For the Year Ended December 31, 2007
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Rental revenue	$7,746	$13,661	$22,643	$26,374	$70,424
Securities income	1,873	3,990	4,936	4,892	15,691
Debt related income	1,259	2,625	2,569	2,498	8,951

Total revenue	$10,878	$20,276	$30,148	$33,764	$95,066
Total operating expenses	$7,536	$12,918	$19,557	$22,628	$62,639
Other income (expense)	$(345)	$(2,840)	$(8,576)	$(10,469)	$(22,230)
Net income	$2,985	$4,655	$2,319	$1,106	$11,065
Net income per common share—diluted	$0.06	$0.06	$0.02	$0.01	$0.13

	For the Quarter Ended
					For the Year Ended December 31, 2006
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Rental revenue	$—	$24	$1,337	$4,024	$5,385
Securities income	—	—	358	$523	881
Debt related income	—	—	4	234	238

Total revenue	$—	$24	$1,699	$4,781	$6,504
Total operating expenses	$63	$296	$1,532	$3,913	$5,804
Other income (expense)	$—	$225	$(97)	$(945)	$(817)
Net income (loss)	$(1)	$(47)	$73	$(77)	$(52)
Net income per common share—diluted	$(3.12)	$(0.02)	$0.01	$—	$(0.02)

        During the fourth quarter of 2007, we identified an error in our securities income, attributable to a calculation performed by our third-party fund accountant. Securities income was understated by approximately $375,000 due to an inadvertent omission during the third quarter of 2007. We have therefore corrected this error and increased securities income by approximately $375,000 for the three and nine months ended September 30, 2007. There was no impact to total net income for the year ended December 31, 2007. Neither the origination nor the correction of the error was material to our financial statements. The Company believes that this correction is not material quantitatively or qualitatively to its financial statements for the quarter ended September 30, 2007, and the factors that led to this error have been addressed by management.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

20. SEGMENT INFORMATION

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131") establishes standards for the way that public entities report information about operating segments in their annual financial statements. We have the following business segments: (1) investments in real property, (2) investments in real estate securities and (3) debt related investments. The following table sets forth components of net operating income ("NOI") of our segments for the years ended December 31, 2007 and 2006 (amounts in thousands):

Year ended December 31, 2007:	Real Property	Real Estate Securities	Debt Related Investments	Total
Revenue	$70,424	$15,691	$8,951	$95,066
Operating expenses(1)	(18,790)	—	—	(18,790)
Asset management fees, related party(2)	(5,854)	(1,920)	(933)	(8,707)

Net operating income	$45,780	$13,771	$8,018	$67,569

Year Ended December 31, 2006:	Real Property	Real Estate Securities	Debt Related Investments	Total
Revenue	$5,385	$881	$238	$6,504
Operating expenses(1)	(1,456)	—	—	(1,456)
Asset management fees, related party(2)	(542)	(139)	(41)	(722)

Net operating income	$3,387	$742	$197	$4,326

    (1)
    Expenses for real property include operating expenses, and exclude depreciation, amortization, general and administrative expense and interest expense.

    (2)
    See Note 15—Related Party Transactions for discussion of asset management fees paid to our Advisor.

        We consider net operating income ("NOI") to be an appropriate supplemental performance measure, because NOI reflects the operating performance of our real properties, real estate securities, and debt related investments and excludes certain items that are not considered to be controllable in connection with the management of the property such as interest income, depreciation and amortization, general and administrative expenses, interest expense and minority interests. However, NOI should not be viewed as an alternative measure of our financial performance as a whole, since it does exclude such items which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. The following table is a reconciliation of our

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

20. SEGMENT INFORMATION (Continued)

NOI to our reported net income for the years ended December 31, 2007 and 2006 (amounts in thousands):

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
Net operating income	$67,569	$4,326
Interest income	11,927	1,259
Depreciation and amortization	(31,358)	(2,321)
General and administrative expenses	(3,784)	(1,305)
Interest expense	(34,157)	(2,076)
Minority interests	868	65

Net income (loss)	$11,065	$(52)

        The following table reflects our total assets by business segment as of December 31, 2007 and 2006 (amounts in thousands):

	As of December 31, 2007	As of December 31, 2006
Segment assets:
Investments in real property, net	$1,179,675	$256,631
Investments in real estate securities	180,663	48,179
Debt related investments	104,091	28,256

Total segment assets, net	$1,464,429	$333,066
Non-segment assets:
Cash and cash equivalents	$291,634	$67,317
Other non-segment assets(1)	55,721	52,588

Total assets	$1,811,784	$452,971

    (1)
    Other non-segment assets primarily consists of corporate assets including subscriptions receivable, certain loan costs, including loan costs associates with our financing obligations and deferred acquisition costs.

21. SUBSEQUENT EVENTS

Real Property Acquisition

        Pursuant to the terms of the amendment to the DCT Joint Venture II, we acquired Westport Drive, an industrial property comprising approximately 502,000 square feet, located in the central Pennsylvania market on January 9, 2008, for a total purchase price of approximately $24.8 million (which excludes an acquisition fee of approximately $248,000 paid to the Advisor). This purchase was entirely funded by the Company using a combination of net proceeds from our initial public offering, private offerings and available cash.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

21. SUBSEQUENT EVENTS (Continued)

Purchase of Undivided Tenancy-in-Common Interests

        In January 2008, the Operating Partnership exercised its option to purchase undivided tenancy-in-common interests that it had previously sold to accredited investors in connection with the Rickenbacker IV Property. The undivided tenancy-in-common interests were purchased for approximately $14.4 million in exchange for OP Units and the property was subsequently contributed to the DCT Joint Venture I in accordance with the terms thereof.

        In February 2008, the Operating Partnership exercised its option to purchase undivided tenancy-in-common interests that it had previously sold to accredited investors in connection with the Park West Q property. The undivided tenancy-in-common interests were purchased for approximately $9.6 million in exchange for OP Units and the property was subsequently contributed to the DCT Joint Venture I in accordance with the terms thereof.

Short Term Borrowings

        In March 2008, we repaid approximately $4.3 million of our short term borrowings.

Public Offerings

        Our follow-on public offering was declared effective by the Commission on January 22, 2008. Pursuant to the registration statement, we are offering up to $2.0 billion in shares of our common stock, 75% of which are being offered to the public at a price of $10.00 per share, and 25% of which are being offered pursuant to our distribution reinvestment plan at a price of $9.50 per share.

        As of March 14, 2008, we had approximately 124.9 million shares of our common stock outstanding held by a total of approximately 22,500 stockholders for net proceeds of approximately $1.2 billion.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Dividend Capital Total Realty Trust Inc.:

        Under date of March 27, 2008, we reported on the consolidated balance sheets of Dividend Capital Total Realty Trust Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2007 and 2006, and for the period from April 11, 2005 (inception) to December 31, 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule III—Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of the Company's management. Our responsibility is to express an opinion on Schedule III based on our audits.

        In our opinion, Schedule III—Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                      /s/ KPMG LLP

Denver, Colorado
March 27, 2008

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(dollars in thousands)

							Cost Capitalized or Adjustments Subsequent to Acquisition
				Initial Cost to Company				Gross Amount Carried at December 31, 2007
Property	Market	No. of Buildings	Mortgage Notes	Land	Building and Improvements (1)	Total Costs		Land	Building and Improvements (1)	Total Costs (2, 3)	Accumulated Depreciation (3)	Acquisition Date	Depreciable life (years)
Office and Office/R&D Properties
Jay Street	Silicon Valley, CA	3	$23,500	$13,859	$22,384	$36,243	$183	$13,859	$22,567	$36,426	$(2,453)	6/28/06	2-40
Bala Pointe	Philadelphia, PA	1	24,000	10,115	27,301	37,416	302	10,115	27,603	37,718	(2,952)	8/28/06	1-40
Lundy Avenue	Silicon Valley, CA	3	14,250	5,982	15,612	21,594	(39)	5,982	15,573	21,555	(850)	9/28/06	10-40
Shiloh Road	Dallas, TX	3	22,700	5,165	30,231	35,396	(34)	5,165	30,197	35,362	(1,248)	12/21/06	10-41
40 Boulevard	Chicago, IL	1	8,906	2,611	7,882	10,493	2,565	2,611	10,447	13,058	(1,146)	1/25/07	1-40
Washington Commons	Chicago, IL	10	21,300	9,019	17,011	26,030	417	9,019	17,428	26,447	(2,122)	2/1/07	1-40
Shackleford	Little Rock, AR	1	13,650	2,900	18,712	21,612	108	2,900	18,820	21,720	(523)	3/20/07	14-40
Fortune Concourse	Silicon Valley, CA	5	40,100	16,379	32,013	48,392	3,625	16,379	35,638	52,017	(2,549)	5/17/07	1-40
California Circle	Silicon Valley, CA	2	7,642	3,659	10,738	14,397	115	3,659	10,853	14,512	(677)	7/10/07	3-40
Joyce Blvd	Fayetteville, AR	1	—	2,699	9,006	11,705	—	2,699	9,006	11,705	(102)	9/28/07	10-40
DeGuigne	Silicon Valley, CA	1	9,880	5,840	13,059	18,899	794	5,840	13,853	19,693	(159)	11/21/07	3-40

	Total Office and Office/R&D Properties	31	$185,928	$78,228	$203,949	$282,177	$8,036	$78,228	$211,985	$290,213	$(14,781)
Industrial Properties
Rickenbacker	Columbus, OH	1	$—	$1,247	$13,304	$14,551	$72	$1,247	$13,376	$14,623	$(1,024)	10/16/06	3-40
Park West Q	Cincinnati, OH	1	—	1,653	9,358	11,011	4	1,653	9,362	11,015	(612)	10/16/06	7-40
Eagle Creek East	Minneapolis, MN	1	—	1,644	7,508	9,152	3	1,644	7,511	9,155	(501)	10/16/06	5-40
Park West L	Cincinnati, OH	1	—	902	7,391	8,293	8	902	7,399	8,301	(481)	10/31/06	4-40
Eagle Creek West	Minneapolis, MN	1	—	1,910	8,262	10,172	10	1,910	8,272	10,182	(506)	10/31/06	2-40
Minnesota Valley III	Minneapolis, MN	1	—	2,223	12,458	14,681	12	2,223	12,470	14,693	(748)	10/31/06	5-40
Pencader	Philadelphia, PA	1	6,050	2,516	5,386	7,902	40	2,516	5,426	7,942	(284)	12/6/06	2-40
Hanson Way Dist. Ctr	Silicon Valley, CA	1	19,150	5,544	19,833	25,377	22	5,544	19,855	25,399	(998)	12/7/06	6-40
Old Silver Spring	Central PA	1	4,700	1,305	4,758	6,063	(1)	1,305	4,757	6,062	(273)	12/8/06	2-40
Marine Drive	Charlotte, NC	1	14,800	2,037	18,997	21,034	75	2,037	19,072	21,109	(1,031)	12/8/06	10-40
Southfield	Atlanta, GA	1	5,280	1,280	5,396	6,676	—	1,280	5,396	6,676	(250)	3/19/07	3-40
Commerce Center	Central PA	1	25,820	5,940	28,934	34,874	—	5,940	28,934	34,874	(1,015)	3/26/07	4-40
Veterans	Chicago, IL	1	9,200	2,121	10,982	13,103	—	2,121	10,982	13,103	(466)	3/26/07	5-40
Plainfield III	Indianapolis, IN	1	12,000	2,101	18,386	20,487	—	2,101	18,386	20,487	(837)	3/28/07	2-40
Patriot Drive I	Dallas, TX	1	4,625	1,034	5,533	6,567	31	1,034	5,564	6,598	(357)	3/28/07	1-40
Patriot Drive II	Dallas, TX	1	18,375	3,166	23,036	26,202	(1)	3,166	23,035	26,201	(1,101)	3/28/07	1-40
Creekside V	Columbus, OH	1	4,725	764	5,648	6,412	—	764	5,648	6,412	(163)	6/15/07	9-40
Midpoint Drive	Kansas City, KS	1	5,509	1,176	7,984	9,160	39	1,176	8,023	9,199	(309)	6/15/07	3-40
Logistics Boulevard	Cincinnati, OH	1	16,042	2,725	28,634	31,359	(1)	2,725	28,633	31,358	(705)	6/15/07	9-40
Greenwood Parkway	Atlanta, GA	1	—	2,040	20,900	22,940	—	2,040	20,900	22,940	(156)	10/29/07	10-40

	Total Industrial Properties	20	$146,276	$43,328	$262,688	$306,016	$313	$43,328	$263,001	$306,329	$(11,817)
Retail Properties
Bandera Road	San Antonio, TX	1	$21,500	$8,221	$22,839	$31,060	$(32)	$8,221	$22,807	$31,028	$(812)	2/1/07	1-40
Beaver Creek	Raleigh, NC	1	26,200	13,017	30,266	43,283	—	13,017	30,266	43,283	(752)	5/11/07	2-40
Centerton Square	Philadelphia, PA	1	67,800	26,488	74,871	101,359	20	26,488	74,891	101,379	(1,992)	5/11/07	2-40
Mt. Nebo	Pittsburgh, PA	1	16,000	9,371	15,169	24,540	—	9,371	15,169	24,540	15	5/11/07	2-40
CB Square	Jacksonville, FL	1	—	3,768	15,837	19,605	—	3,768	15,837	19,605	(301)	6/27/07	2-40
Braintree	New England	1	—	9,270	28,214	37,484	—	9,270	28,214	37,484	(765)	8/1/07	2-40
Holbrook	New England	1	12,200	4,590	14,710	19,300	—	4,590	14,710	19,300	(258)	8/1/07	1-40
Kingston	New England	1	10,574	8,580	12,128	20,708	22	8,580	12,150	20,730	(417)	8/1/07	1-40
Manomet	New England	1	5,704	1,890	6,444	8,334	—	1,890	6,444	8,334	(159)	8/1/07	2-40
Orleans	New England	1	21,041	8,780	23,843	32,623	—	8,780	23,843	32,623	(355)	8/1/07	1-40
Sandwich	New England	1	15,825	7,380	25,632	33,012	—	7,380	25,632	33,012	(353)	8/1/07	1-40
Wareham	New England	1	24,400	13,130	24,852	37,982	—	13,130	24,852	37,982	(471)	8/1/07	2-40
Whitman 682 Bedford	New England	1	4,246	1,830	4,393	6,223	—	1,830	4,393	6,223	(96)	8/1/07	2-40
Abington	New England	1	5,799	10,781	594	11,375	—	10,781	594	11,375	(29)	8/1/07	8
Hyannis	New England	1	6,845	10,375	917	11,292	—	10,375	917	11,292	(19)	8/1/07	19
Rockland 201 Market	New England	1	792	1,574	86	1,660	—	1,574	86	1,660	(7)	8/1/07	5
Mansfield	New England	1	12,422	5,340	14,833	20,173	—	5,340	14,833	20,173	(174)	8/1/07	15-40
Meriden	New England	1	16,794	6,560	20,393	26,953	—	6,560	20,393	26,953	(252)	8/1/07	12-40
Weymouth	New England	1	—	5,170	18,932	24,102	—	5,170	18,932	24,102	(354)	8/1/07	4-40
Whitman 475 Bedford Street	New England	1	9,380	3,610	11,317	14,927	—	3,610	11,317	14,927	(135)	8/1/07	16-40
Brockton Eastway Plaza	New England	1	2,852	2,530	1,795	4,325	—	2,530	1,795	4,325	(93)	8/1/07	1-40
Cohasset	New England	1	6,654	3,920	7,617	11,537	—	3,920	7,617	11,537	(195)	8/1/07	1-40
Cranston	New England	1	2,852	1,810	3,002	4,812	—	1,810	3,002	4,812	(291)	8/1/07	1-40
Hanover	New England	1	4,002	1,490	4,968	6,458	(41)	1,490	4,927	6,417	(161)	8/1/07	1-40
Rockland 360-372 Market	New England	1	2,060	1,200	2,336	3,536	—	1,200	2,336	3,536	(74)	8/1/07	2-40
Brockton Westgate Plaza	New England	1	6,021	3,650	6,367	10,017	—	3,650	6,367	10,017	(266)	8/1/07	2-40
North Hanover	New England	1	2,218	1,380	2,267	3,647	—	1,380	2,267	3,647	(33)	8/1/07	1-40
Harwich	New England	1	7,160	5,290	8,902	14,192	—	5,290	8,902	14,192	(58)	10/18/07	21-40
New Bedford	New England	1	9,728	3,790	11,248	15,038	—	3,790	11,248	15,038	(70)	10/18/07	22-40
Norwell	New England	1	8,410	5,850	13,373	19,223	—	5,850	13,373	19,223	(91)	10/18/07	14-40

	Total Retail Properties	30	$329,479	$190,635	$428,145	$618,780	$(31)	$190,635	$428,114	$618,749	$(9,018)

	Total		$661,683	$312,191	$894,782	$1,206,973	$8,318	$312,191	$903,100	$1,215,291	$(35,616)

(1)
Building and improvements include intangible lease assets.

(2)
As of December 31, 2007, the aggregate cost for federal income tax purposes of investments in real property was approximately $1.2 billion.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2007

(dollars in thousands)

(3)
A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2007 and 2006 and for the period from April 11, 2005 (inception) to December 31, 2005:

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Period from April 11, 2005 (Inception) through December 31, 2005
Investment in real estate:
Balance at beginning of year	$259,222	$—	$—
Additions through cash expenditures	951,021	259,146	—
Improvements	5,048	76	—

Balance at end of year	$1,215,291	$259,222	$—

Accumulated depreciation:
Balance at beginning of year	$2,591	$—	$—
Additions charged to costs and expenses	33,025	2,591	—

Balance at end of year	$35,616	$2,591	$—

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2008.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.
By:	/s/ GUY M. ARNOLD
Name:	Guy M. Arnold
Title:	President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 27, 2008.

Signature	Title

/s/ GUY M. ARNOLD Guy M. Arnold	President (principal executive officer)
/s/ JOHN A. BLUMBERG John A. Blumberg	Chairman of the Board and Director
/s/ CHARLES B. DUKE Charles B. Duke	Director
/s/ DANIEL J. SULLIVAN Daniel J. Sullivan	Director
/s/ JOHN E. BIALLAS John E. Biallas	Chief Financial Officer (principal financial officer)
/s/ SONYA J. ROSENBACH Sonya J. Rosenbach	Chief Accounting Officer and Treasurer (principal accounting officer)