Form 10-Q
period 2008-03-31
Dividend Capital Total Realty Trust Inc.
filed 2008-05-15
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

As of April 30, 2008, 132,653,938 shares of common stock of Dividend Capital Total Realty Trust Inc., par value $0.01 per share, were outstanding.

Dividend Capital Total Realty Trust Inc.

Form 10-Q

March 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

DIVIDEND CAPITAL TOTAL REALTY TRUST INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	As of March 31,	As of December 31,
	2008	2007
	(Unaudited)
ASSETS
Investments in real property:
Land	$314,567	$312,191
Building and improvements	778,898	755,425
Intangible lease assets	148,607	147,675
Accumulated depreciation and amortization	(48,672)	(35,616)
Total net investments in real property	1,193,400	1,179,675

Investments in real estate securities	159,884	180,663
Debt related investments	105,131	104,091
Total net investments	1,458,415	1,464,429

Cash and cash equivalents	388,218	291,634
Restricted cash	5,648	7,084
Subscriptions receivable	22,431	18,361
Other assets, net	33,139	30,276
Total Assets	$1,907,851	$1,811,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses (including $1,651 and $1,189 due to affiliates as of March 31, 2008 and December 31, 2007, respectively)	$11,345	$10,400
Dividends payable	19,162	16,359
Mortgage notes	661,796	661,683
Short term borrowings	33,050	37,300
Financing obligations	105,748	106,571
Intangible lease liabilities, net	23,007	24,089
Derivative instruments	45,173	27,949
Other liabilities	8,573	7,618
Total Liabilities	907,854	891,969

Minority Interests	39,788	18,840

Stockholders’ Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none outstanding as of March 31, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 127,803,222 and 115,295,632 shares issued and outstanding, as of March 31, 2008 and December 31, 2007, respectively	1,278	1,152
Additional paid-in capital	1,150,148	1,037,902
Distributions in excess of earnings	(85,208)	(44,252)
Accumulated other comprehensive income (loss)	(106,009)	(93,827)
Total Stockholders’ Equity	960,209	900,975
Total Liabilities and Stockholders’ Equity	$1,907,851	$1,811,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share information)

	For the Three Months Ended March 31,
	2008	2007

REVENUE:
Rental revenue	$28,212	$7,746
Securities income	4,582	1,873
Debt related income	2,394	1,259
Total Revenue	35,188	10,878

EXPENSES:
Rental expense	7,124	2,270
Depreciation and amortization	12,745	3,418
General and administrative expenses	737	583
Asset management fees, related party	2,934	1,265
Total Operating Expenses	23,540	7,536

Operating Income	11,648	3,342
Other Income (Expenses):
Interest income	3,186	2,538
Interest expense	(12,998)	(2,883)
Impairment of available-for-sale securities	(25,202)	—
Income (Loss) Before Minority Interests	(23,366)	2,997

Minority Interests	803	(12)

NET INCOME (LOSS)	$(22,563)	$2,985

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	120,893	53,746
Diluted	122,663	53,766
NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.19)	$0.06
Diluted	$(0.19)	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)
(In thousands)

					Accumulated
			Additional	Distributions in	Other	Total
	Common Stock		Paid-in	Excess of	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balances, December 31, 2007	115,296	$1,152	$1,037,902	$(44,252)	$(93,827)	$900,975
Comprehensive loss:
Net income (loss)	—	—	—	(22,563)	—	(22,563)
Net unrealized change from available-for-sale securities	—	—	—	—	4,387	4,387
Cash flow hedging derivatives	—	—	—	—	(16,569)	(16,569)
Comprehensive loss						(34,745)

Issuance of common stock, net of offering costs	12,981	131	116,607	—	—	116,738
Redemptions of common stock	(474)	(5)	(4,364)	—	—	(4,369)
Amortization of stock based compensation	—	—	3	—	—	3
Distributions on common stock	—	—	—	(18,393)	—	(18,393)

Balances, March 31, 2008	127,803	$1,278	$1,150,148	$(85,208)	$(106,009)	$960,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2008	2007

OPERATING ACTIVITIES:
Net income (loss)	$(22,563)	$2,985
Minority interests	(803)	12
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate depreciation and amortization	12,745	3,418
Other depreciation and amortization	(470)	160
Impairment of available-for-sale securities	25,202	—
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	1,436	(425)
Increase in other assets	(3,259)	(3,858)
Increase in accounts payable and accrued expenses	683	1,933
Increase in other liabilities	1,618	930
Net cash provided by operating activities	14,589	5,155

INVESTING ACTIVITIES:
Investment in real property	(26,788)	(195,858)
Decrease in deferred acquisition costs	—	819
Investment in real estate securities	—	(113,882)
Investment in debt related investments	(1,045)	(61,335)
Net cash used in investing activities	(27,833)	(370,256)

FINANCING ACTIVITIES:
Mortgage note proceeds	511	48,157
Mortgage note principal repayments	(368)	—
Repayment of master repurchase facility	—	(5,963)
Repayment of short term borrowings	(4,250)	—
Financing obligation proceeds	24,233	26,873
Purchases of undivided tenancy in common interests	(3,286)	—
Increase in restricted cash	—	(320)
(Increase) decrease in deferred financing costs	36	(3,178)
Proceeds from minority interest contributions	257	12,823
Proceeds from sale of common stock	113,024	425,211
Offering costs for issuance of common stock, related party	(9,849)	(38,259)
Redemption of common shares	(4,369)	—
Distributions to minority interest holders	(273)	(131)
Distributions to common stockholders and OP Unit holders	(5,838)	(1,156)
Net cash provided by financing activities	109,828	464,057

NET INCREASE IN CASH AND CASH EQUIVALENTS	96,584	98,956

CASH AND CASH EQUIVALENTS, beginning of period	291,634	67,317
CASH AND CASH EQUIVALENTS, end of period	$388,218	$166,273

Supplemental Disclosure of Cash Flow Information:
Amount issued pursuant to the distribution reinvestment plan	$9,755	$1,565
Cash paid for interest	$11,181	$2,410
Unsettled securities purchases	$—	$16,125
Purchases of undivided tenancy in common interests	$21,770	$—

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

The Company’s targeted investments include (1) direct investments in real properties, consisting of office, industrial, retail, multifamily, hospitality and other properties, primarily located in North America, (2) investments in real estate securities, including securities issued by other real estate companies, commercial mortgage-backed securities (“CMBS”), collateralized debt obligations (“CDOs”) and similar investments and (3) certain debt related investments, including originating and participating in mortgage loans secured by real estate, junior portions of first mortgages on commercial properties (“B-notes”), mezzanine debt and other related investments.

We operate in a manner intended to qualify as a real estate investment trust (“REIT”) for federal income tax purposes, commencing with the taxable year ended December 31, 2006, when we first elected REIT status. The Company utilizes an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of its assets through its operating partnership, Dividend Capital Total Realty Operating Partnership, L.P. (the “Operating Partnership”).

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

On May 4, 2005, our Operating Partnership issued 20,000 operating partnership units (“OP Units”) to the Advisor in exchange for $200,000, representing an approximate 99% limited partnership interest. On May 4, 2005, the Operating Partnership issued 100 Special Operating Partnership Units (“Special Units”) (see Note 11) to Dividend Capital Total Advisors Group LLC, the parent of the Advisor, in exchange for $1,000. As of March 31, 2008, the Operating Partnership was less than 0.1% owned by the Advisor and the parent of the Advisor and more than 99.9% owned by the Company.

As of March 31, 2008, approximately 127.8 million shares of common stock were issued and outstanding for which we had received net proceeds of approximately $1.2 billion. As of March 31, 2008, our Operating Partnership had raised approximately $105.7 million from the sale of undivided tenancy-in-common interests in ten properties, excluding approximately $25.1 million which was repurchased by the Operating Partnership in exchange for OP Units for the Rickenbacker IV and the Park West Q properties.

As of March 31, 2008, we had net investments of approximately $1.5 billion, comprised of approximately (1) $1.2 billion in real property, net of accumulated depreciation, (2) $159.9 million in real estate securities and (3) $105.1 million in debt related investments, net of repayments. As of December 31, 2007, we had net investments of approximately $1.5 billion, comprised of approximately (1) $1.2 billion in real property, net of accumulated depreciation, (2) $180.7 million in real estate securities and (3) $104.1 million in debt related investments, net of repayments.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, these statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of December 31, 2007 and related notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 27, 2008.

Principles of Consolidation

Due to the Company’s control of the Operating Partnership through its sole general partnership interest and the limited rights of the limited partners, the Operating Partnership is consolidated with the Company and limited partner interests are reflected as minority interests in the accompanying unaudited condensed consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

Our unaudited condensed consolidated financial statements also include the accounts of our consolidated subsidiaries and joint ventures through which we are the primary beneficiary under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51 (“FIN No. 46(R)”), or through which we have a controlling interest. In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which it will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both.

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

Generally, we consolidate real estate partnerships and other entities that are not variable interest entities (as defined by FIN No. 46(R)) when we own, directly or indirectly, a majority voting interest in the entity. Our analysis of whether we consolidate real estate partnerships and other entities that are not variable interest entities is performed pursuant to various accounting pronouncements including: (1) Emerging Issues Task Force Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, (2) ARB No. 51, Consolidated Financial Statements (“ARB No. 51”) and (3) AICPA Statement of Position 78-9, Accounting for Investments in Real Estate Ventures.

Investments in Real Property

We capitalize direct costs associated with the acquisition, development or improvement of real property, including acquisition fees paid to the Advisor. Costs associated with the pursuit of acquisitions or developments are capitalized as incurred and, if the pursuit is abandoned, these costs are expensed in the period in which the pursuit is abandoned. Costs associated with the improvement of our real property assets are also capitalized as incurred. However, costs incurred for repairing and maintaining our real property which do not extend the life of our assets are expensed as incurred. The results of operations for acquired real property are included in our accompanying unaudited condensed consolidated statements of operations from their respective acquisition dates.

Upon acquisition, the total cost of a property is allocated to land, building, building and land improvements, tenant improvements and intangible lease assets and liabilities pursuant to SFAS No. 141, Business Combinations (“SFAS No. 141”). The allocation of the total cost to land, building, building improvements and tenant improvements is based on our estimate of the property’s as-if vacant fair value. The as-if vacant fair value is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. Pursuant to SFAS No. 141, the difference between the fair value and the face value of debt assumed in an acquisition is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. The valuation of assumed liabilities is based on the current market rate for similar liabilities. The allocation of the total cost of a property to an intangible lease asset includes the value associated with the in-place leases which may include lost rent, leasing commissions, legal and other costs. In addition, the allocation of the total cost of a property requires assigning costs to an intangible asset or liability based on the difference between the present value of the contractual amounts for in-place leases and the present value of fair market lease rates measured over a period equal to the remaining non-cancelable term of the lease as of the date of the acquisition.

For the three months ended March 31, 2008, we recognized, upon acquisition, gross intangible assets for acquired in-place leases and intangible liabilities for acquired below market leases, of approximately $801,000 and $36,000, respectively.  For the year ended December 31, 2007, we recognized, upon acquisition, gross intangible assets for acquired in-place leases, above market leases, and intangible liabilities for acquired below market leases, of approximately $107.3 million, $7.4 million and $22.7 million, respectively.

Above market lease assets are amortized as a reduction in rental revenue over the corresponding lease term. Below market lease liabilities are amortized as an increase in rental revenue over the corresponding lease term. Intangible in-place lease assets are amortized over the corresponding lease term. For the three months ended March 31, 2008 and 2007, the Company amortized approximately $7.1 million and $1.8 million of intangible in-place lease assets, respectively, $750,000 and $235,000 of above market lease assets, respectively, and $1.2 million and $227,000 of below market lease liabilities, respectively. In addition, we allocate a portion of the purchase price of an acquired property to the estimated value of customer relationships, if any. As of March 31, 2008 and December 31, 2007, we had not recorded any estimated value to customer relationships.

We write off any remaining intangible asset or liability balances when a tenant terminates a lease before the stated lease expiration date. For the three months ended March 31, 2008, we wrote off intangible in-place lease assets of approximately $438,000 and below market lease liabilities of approximately $132,000 due to the early termination of leases. For the three months ended March 31, 2008, we recognized one-time gains related to lease termination fees of approximately $9,000, which are included in rental revenue in the accompanying unaudited condensed consolidated statements of operations. There were no write-offs due to the termination of leases for the three months ended March 31, 2007.

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

Impairment — Investments in Real Property

We review our investments in real property individually on a quarterly basis, and more frequently when such an evaluation is warranted, to determine their appropriate classification, as well as whether there are indicators of impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The investments in real property are either classified as held-for-sale or held and used based on outlined criteria in SFAS No. 144. As of March 31, 2008 and December 31, 2007, all of our investments in real property have been analyzed and appropriately classified as held and used. These held and used assets are reviewed for indicators of impairment which may include, among others, each tenant’s inability to make rent payments, operating losses or negative operating trends at the property level, notification by a tenant that it will not renew its lease, a decision to dispose of a property or adverse changes in the fair value of any of our properties. If indicators of impairment exist on a held and used asset, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is greater than the current net book value, in accordance with SFAS

No. 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is less than its current net book value, we recognize an impairment loss for the difference between the net book value of the property and its estimated fair value. If a property is classified as held-for-sale, we recognize an impairment loss if the current net book value of the property exceeds its fair value less selling costs. If our assumptions, projections or estimates regarding a property change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the property. As of March 31, 2008 and December 31, 2007, we had not recorded any impairment charges to our real properties.

Revenue Recognition - Real Property

We record rental revenue for the full term of each lease on a straight-line basis. Certain properties have leases that offer the tenant a period of time where no rent is due or rent payments increase during the term of the lease. Accordingly, we record a receivable from tenants for rent that we expect to collect over the remaining lease term rather than currently, which is recorded as straight-line rents receivable. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. For the three months ended March 31, 2008 and 2007, the total increase to rental revenue due to straight-line rent adjustments was approximately $1.6 million and $295,000, respectively.

Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as rental revenue. Tenant recovery income recognized as rental revenue for the three months ended March 31, 2008 and 2007, was approximately $5.5 million and $1.6 million, respectively.

For the three months ended March 31, 2008 and 2007, the total net increase to rental revenue due to the amortization of above and below market rents was approximately $500,000 and $8,000, respectively.

Investments in Real Estate Securities

As of March 31, 2008 and December 31, 2007, investments in real estate securities consisted of preferred equity securities, CMBS and CDOs. SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), requires the Company to classify its investments in real estate securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its investments in real estate securities until maturity, it may, from time to time sell any of these assets as part of the overall management of its portfolio. As of March 31, 2008 and December 31, 2007, all of the Company’s real estate securities were classified as available-for-sale. All assets classified as available-for-sale are reported at estimated fair value based upon market prices from independent sources, with unrealized gains and losses excluded from earnings and reported as a separate component within stockholders’ equity, referred to as other comprehensive income (loss).

Impairment – Investments in Real Estate Securities

In accordance with FASB Staff Position No. 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS No. 115-1/124-1”), we evaluate debt and equity securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. When the fair value of a real estate security is less than its amortized cost for an extended period, we consider whether there is an other than temporary impairment in the value of the security. Consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to hold an investment for a reasonable period of time sufficient to allow for a forecasted recovery of fair value. If, in our judgment, an other than temporary impairment exists, the cost basis of the security is written down to its fair value as of the respective balance sheet date, and the respective unrealized loss is reclassified from accumulated other comprehensive loss and realized as a reduction of net income.

During the three months ended March 31, 2008, we recorded an impairment charge totaling approximately $25.2 million related to ten preferred equity securities, which is reflected in the accompanying unaudited condensed consolidated statement of operations.  The other than temporary assessment was determined primarily based upon consideration of the length of time over which these securities had experienced a decline in market value, as well as the severity of such decline. As of March 31, 2008, there were 14 preferred equity securities and 17 CMBS and CDOs with losses aggregating approximately $61.8 million which were deemed to be only temporary and therefore were included in accumulated other comprehensive loss as unrealized losses. As of December 31, 2007, all of our debt and equity securities had unrealized losses which were deemed to be only temporary, and therefore no other-than-temporary impairment losses were recognized in 2007 in the accompanying unaudited condensed consolidated statements of operations.

Revenue Recognition-Real Estate Securities

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

Debt Related Investments

As of March 31, 2008 and December 31, 2007, the Company’s debt related investments consisted of (1) one mortgage loan, (2) four B-notes and (3) one mezzanine loan. Debt related investments are considered held for investment, as the Company has both the intent and ability to hold these investments until maturity. Accordingly, these assets are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loans or investments are deemed to be impaired.

Impairment — Debt Related Investments

We review our debt related investments on a quarterly basis, and more frequently when such an evaluation is warranted, to determine if impairment exists in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”). A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the agreement. When a loan is deemed impaired, the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. As of March 31, 2008 and December 31, 2007, there were no impairment losses recognized for our debt related investments in the accompanying unaudited condensed consolidated statements of operations.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments such as money market mutual funds or investments purchased with original maturities of three months or less. The combined account balances at one or more financial institutions where the Company maintains its cash and cash equivalents exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposits in excess of FDIC insurance coverage. As of March 31, 2008 and December 31, 2007, we had not realized any losses in such cash accounts or investments related to, and believe that we are not exposed to, any significant credit risk.

Restricted Cash

Restricted cash consists primarily of property-related escrow accounts and deposits related to potential future financing activities. As of March 31, 2008 and December 31, 2007, we had not realized any losses in such restricted cash accounts or investments related to, and believe that we are not exposed to, any significant credit risk.

Subscriptions Receivable

Subscriptions receivable consists of subscriptions to purchase shares of our common stock through our public offerings for which we had not yet received the cash proceeds as of the balance sheet dates. The Company records subscriptions receivable in accordance with Emerging Issues Task Force Issue No. 85-1, Classifying Notes Received for Capital Stock. All cash proceeds not collected as of March 31, 2008 and December 31, 2007, were collected in the respective subsequent period.

Collectibility of Receivables

We evaluate the collectibility of our rent and other receivables on a regular basis based on factors including, among others, payment history, the financial strength of the tenant or borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full amount of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. As of March 31, 2008 and December 31, 2007, we had allowances included in the caption other assets, net, of approximately $186,000 and $103,000, respectively. If our assumptions or estimates regarding the collectibility of a receivable change in the future, we may have to record allowances to reduce or further reduce the carrying value of the receivable.

Deferred Loan Costs

Deferred loan costs include fees and costs incurred to obtain long-term financing. These fees and costs are amortized over the terms of the related loans. As of March 31, 2008 and December 31, 2007, accumulated amortization of deferred loan costs was approximately $1.1 million and $732,000, respectively. Unamortized deferred loan costs are written off if debt is retired before the maturity date.

Stock-Based Compensation

On January 12, 2006, the Company adopted a stock-based equity incentive plan (see Note 13). As of March 31, 2008 and December 31, 2007, the Company had granted 45,000 options to its independent directors pursuant to the equity incentive plan. The Company accounts for its equity incentive plan under the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) and its related interpretations. Options granted under our equity incentive plan are valued using the Black-Scholes option-pricing model and are amortized to salary expense on a straight-line basis over the benefit period. Such expense is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Derivative Instruments and Hedging Activities

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, the Company records all derivative instruments in the accompanying condensed consolidated balance sheets at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. Derivative instruments used to hedge the Company’s exposure to changes in the fair value of an asset, liability, or firm commitments attributable to a particular risk, such as interest rate risk, are considered “fair value” hedges. Derivative instruments used to hedge the Company’s exposure to variability in expected future cash flows, such as future interest payments, or other types of forecasted transactions, are considered “cash flow” hedges.

As of March 31, 2008, all but one of the hedges entered into by the Company had been designated as cash flow hedges. For derivative instruments designated as cash flow hedges, the changes in the fair value of the derivative instrument that represents changes in expected future cash flows which are effectively hedged by the derivative instrument are initially reported as other comprehensive income (loss) in the condensed consolidated statement of stockholders’ equity until the derivative instrument is settled. Upon settlement, the effective portion of the hedge is recognized as other comprehensive income (loss) and amortized over the term of the designated cash flow or transaction the derivative instrument was intended to hedge. The change in value of any derivative instrument that is deemed to be ineffective is charged directly to earnings when the determination of ineffectiveness is made. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative instrument with the changes in fair value or cash flows of the designated hedged item or transaction. The Company does not use derivative instruments for trading or speculative purposes. Additionally, the Company has a single interest rate collar not designated as a hedge that is not speculative and is used to manage exposure to interest rate movements above and below the strike rates on the bought and sold option strike rates, but does not meet the hedge accounting requirements of SFAS No. 133.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) as reported in the accompanying unaudited condensed consolidated statement of stockholders’ equity consists of changes in the fair value of available-for-sale real estate securities and changes in the fair value of cash flow hedges.

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

Reclassifications

Certain items in the prior period accompanying condensed consolidated financial statements have been reclassified to conform to the current period presentation.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The election is made on an instrument by instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in the fair value for that instrument must be reported in earnings. SFAS No. 159 became effective on January 1, 2008. The adoption of SFAS No. 159 has not had a material impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. Under SFAS No. 141(R), certain transaction costs that have historically been capitalized as acquisition costs will be expensed. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply the provisions of SFAS No. 141(R) prior to that date. We will adopt the provisions of SFAS No. 141(R) on January 1, 2009. We are currently evaluating the impact the adoption of SFAS No. 141(R) will have on our results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”), which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 is effective January 1, 2009, and early adoption is not permitted. We are currently evaluating the impact the adoption of SFAS No. 160 will have on our results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”). This Statement amends SFAS No. 133 to provide additional information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. The Statement requires enhanced disclosures about an entity’s derivatives and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the application of SFAS 161 and anticipates the Statement will not have an effect on its results of operations or financial position as the Statement only provides for new disclosure requirements.

3.        INVESTMENTS IN REAL PROPERTY

During the three months ended March 31, 2008, we acquired one industrial property for a gross investment amount of approximately $25.5 million, comprising approximately 502,000 net rentable square feet.  We acquired this property using a combination of (1) net proceeds from our public and private offerings and (2) available cash. The results of operations for the acquired property is included in the accompanying unaudited condensed consolidated statements of operations from the date of acquisition.

The table below summarizes the Company’s consolidated investments in real property as of March 31, 2008 (amounts in thousands):

Real Property	Land	Building and Improvements	Intangible Lease Assets	Gross Investment Amount	Intangible Lease Liabilities	Total Investment Amount

Total Office and Office/R&D Properties	$78,228	$166,086	$47,393	$291,707	$(2,826)	$288,881
Total Industrial Properties	45,704	252,220	33,906	331,830	(3,379)	328,451
Total Retail Properties	190,635	360,592	67,308	618,535	(20,920)	597,615

Total	$314,567	$778,898	$148,607	$1,242,072	$(27,125)	$1,214,947

Accumulated depreciation/amortization	—	(21,264)	(27,408)	(48,672)	4,118	(44,554)

Total Net Book Value	$314,567	$757,634	$121,199	$1,193,400	$(23,007)	$1,170,393

The table below summarizes the Company’s consolidated investments in real property as of December 31, 2007 (amounts in thousands):

Real Property	Land	Building and Improvements	Intangible Lease Assets	Gross Investment Amount	Intangible Lease Liabilities	Total Investment Amount
Total Office and Office/R&D Properties	$78,228	$164,592	$47,393	$290,213	$(2,826)	$287,387
Total Industrial Properties	43,328	230,335	32,666	306,329	(3,211)	303,118
Total Retail Properties	190,635	360,498	67,616	618,749	(21,052)	597,697
Total	$312,191	$755,425	$147,675	$1,215,291	$(27,089)	$1,188,202
Accumulated depreciation/amortization	—	(15,472)	(20,144)	(35,616)	3,000	(32,616)
Total Net Book Value	$312,191	$739,953	$127,531	$1,179,675	$(24,089)	$1,155,586

4.        INVESTMENTS IN REAL ESTATE SECURITIES

During the three months ended March 31, 2008, the Company did not acquire any real estate securities.

As of March 31, 2008, the fair market value of our real estate securities investments was approximately $159.9 million, consisting of a fair market value of approximately (1) $70.5 million for our investments in preferred equity securities and (2) $89.4 million for our investments in CMBS and CDOs. During the three months ended March 31, 2008, we recorded an impairment charge totaling approximately $25.2 million related to ten preferred equity securities, which is reflected in the accompanying unaudited condensed consolidated statement of operations.  The other than temporary assessment was determined primarily based upon consideration of the length of time over which these securities had experienced a decline in market value, as well as the severity of such decline.

As of March 31, 2008, there was a net unrealized loss of approximately $61.8 million related to certain of our real estate securities investments, which is included in the accompanying unaudited condensed consolidated statement of stockholders’ equity as other comprehensive income (loss), consisting of unrealized losses of approximately $7.0 million for our investments in 14 preferred equity securities and approximately $54.8 million for our CMBS and CDOs. The following table presents the net unrealized losses and estimated fair value of the Company’s real estate securities investments by length of time that such securities have been in a continuous unrealized loss position at March 31, 2008 (amounts in thousands):

	Less Than 12 Months			12 Months or Greater			Total
Type of Security	Number of Holdings	Fair Value	Unrealized Loss	Number of Holdings	Fair Value	Unrealized Loss	Number of Holdings	Fair Value	Unrealized Loss

Preferred Equity	14	$26,104	$7,037	0	$—	$—	14	$26,104	$7,037
CMBS and CDOs	5	49,103	21,755	12	40,294	32,979	17	$89,397	$54,734

Total	19	$75,207	$28,792	12	$40,294	$32,979	31	$115,501	$61,771

Based upon management’s intent and ability to hold these real estate securities for a reasonable period of time sufficient to allow for a forecasted recovery of fair value as well as the continued performance of the issuer or the underlying collateral, the net unrealized loss of approximately $61.8 million is considered by management to be temporary and as a result, no impairment losses related to these real estate securities have been recognized.

The following table presents the net unrealized losses and estimated fair value of the Company’s real estate securities investments by length of time that such securities have been in a continuous unrealized loss position at December 31, 2007 (amounts in thousands):

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

5.        DEBT RELATED INVESTMENTS

During the three months ended March 31, 2008, the Company did not acquire any new debt related investments, but advanced additional amounts of approximately $1.0 million under an existing investment in one mortgage loan.

As of March 31, 2008, the Company had approximately $105.1 million in debt related investments, consisting of (1) an investment in one mortgage loan of approximately $33.2 million, (2) investments in B-notes of approximately $52.0 million and (3) an investment in mezzanine debt of approximately $19.9 million.

Under the loan agreement for the mortgage loan, the Company has a conditional obligation to fund additional aggregate borrowings of approximately $3.2 million.

6.        MORTGAGE NOTES

During the three months ended March 31, 2008, the Company did not obtain any additional mortgage debt financing, but did incur additional advances and principal repayments on existing mortgage notes for a net amount of approximately $113,000. The aggregate principal amount of mortgage notes as of March 31, 2008 and December 31, 2007, was approximately $661.8 million and $661.7 million, respectively. Mortgage notes were secured by real property with an aggregate net book value as of March 31, 2008 and December 31, 2007, of approximately $972.3 million and $980.9 million, respectively.

As of March 31, 2008, approximately $171.4 million of mortgage notes were subject to interest rates at spreads of 0.95% to 1.60% over one-month LIBOR, and approximately $490.4 million of mortgage notes were subject to fixed interest rates ranging from 5.25% to 7.90%. The weighted average interest rate for these mortgage notes as of March 31, 2008 was 5.55%.

As of December 31, 2007, approximately $170.9 million of mortgage notes were subject to interest rates at spreads of 0.95% to 1.60% over one-month LIBOR, and approximately $490.8 million of mortgage notes were subject to fixed interest rates ranging from 5.25% to 7.90%. The weighted average interest rate for these mortgage notes as of December 31, 2007 was 5.90%.

As of March 31, 2008, all mortgage notes were payable monthly and were interest only, with the exception of six mortgage notes, which were fully amortizing, and had outstanding balances as of March 31, 2008 totaling approximately $47.9 million. Mortgage notes outstanding as of March 31, 2008 had maturity dates ranging from June 2009 through September 2036. Various mortgage notes require the Company to maintain certain financial covenants, all of which were met as of March 31, 2008.

7.        SHORT TERM BORROWINGS

In July 2006, the Company established a securities margin account with an independent, third-party commercial lender intended to enable the Company to borrow funds for various purposes secured by the Company’s preferred equity securities (see Note 4). As of March 31, 2008, the fair market value of the preferred equity securities which serve as collateral for the securities margin account was approximately $70.5 million. Pursuant to this securities margin account, the Company has the capacity to borrow up to 65% of the market value of any eligible real estate security held in the account. As of March 31, 2008, approximately $33.1 million was outstanding on the securities margin account. The borrowings were used for general corporate and investment purposes. Borrowings associated with this securities margin account are charged interest at a rate of one-month LIBOR plus 50 basis points. The interest rate on the securities margin account was 3.20% at March 31, 2008. For the three months ended March 31, 2008, approximately $362,000 of interest expense was incurred for the securities margin account. For the three months ended March 31, 2007, no amounts were outstanding on the securities margin account.

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

During the three months ended March 31, 2008, financing obligations had a net decrease of approximately $823,000, due to the following activity. We raised approximately $24.2 million from the sale of undivided tenancy-in-common interests in four properties during the three months ended March 31, 2008, which is included in financing obligations in the accompanying unaudited condensed consolidated balance sheet pursuant to SFAS No. 98, Accounting for Leases (“SFAS No. 98”). We have leased the undivided interests sold to unrelated third parties, and in accordance with SFAS No. 98, rental payments made to third parties under the lease agreements are recognized as imputed interest expense using the interest method. In addition, the Operating Partnership is separately granted an option to purchase each undivided tenancy-in-common interest after a certain period of time in exchange for OP Units (under a prior program administered by the Operating Partnership, such options were granted in the lease itself, and the Operating Partnership continues to hold these options as well). During the three months ended March 31, 2008, the Operating Partnership exercised its option to acquire approximately $25.1 million of undivided tenancy-in-common interests in two properties for a combination of approximately 2.4 million OP Units to 21 investors (representing approximately $24.1 million of the aggregate purchase price of such properties) and approximately $1.0 million in cash.

During the three months ended March 31, 2008 and 2007, we recorded imputed interest expense related to the above financing obligations of approximately $1.5 million and $730,000, respectively. Additionally, we incurred approximately $1.4 million and $703,000, respectively, of rental expense for the three months ended March 31, 2008 and 2007, under various lease agreements with these third-party investors. A portion of such amounts was accounted for as an increase of the principal outstanding balance of the financing obligations, and a portion was accounted for as an increase to accrued interest in the accompanying unaudited condensed consolidated balance sheet. The various lease agreements in place as of March 31, 2008 contained expiration dates ranging from April 2018 to January 2037.

During the three months ended March 31, 2008 and 2007, the Operating Partnership incurred upfront costs of approximately $2.4 million and $2.7 million, respectively, payable to our Advisor and other affiliates, for effecting these transactions which are accounted for as deferred loan costs. Such deferred loan costs are included in other assets in the condensed consolidated balance sheets and amortized to interest expense over the life of the financing obligation. During the three months ended March 31, 2008, the Operating Partnership reduced deferred loan costs by approximately $2.5 million related to the remaining unamortized up-front fees and expense reimbursements paid to affiliates in connection with the two properties that were exchanged for OP Units, and recorded the approximate $2.5 million against minority interests of the Operating Partnership as a selling cost of the OP Units.

9.        HEDGING ACTIVITIES

As of March 31, 2008, the Company had entered into the following significant derivative instruments to hedge its exposure to the variability in future cash flows for forecasted transactions: (1) four LIBOR-based forward starting swaps with maturities ranging from February 2018 to February 2019 in anticipation of expected future fixed rate debt issuances of approximately $350 million, (2) a zero cost collar associated with a floating rate mortgage note related to the acquisition of an office property and (3) a two-year LIBOR-based interest rate cap in connection with variable rate mortgage debt issued in conjunction with the acquisition of the New England Retail Portfolio, which is comprised of 25 retail properties located in the Northeast region of the United States.

As of March 31, 2008 and December 31, 2007, derivatives with a fair value of approximately $45.2 million and $27.9 million, respectively, were included in other liabilities and derivatives with a fair value of approximately $1,000 and $3,000, respectively, were included in other assets in the accompanying condensed consolidated balance sheets. As of March 31, 2008 and December 31, 2007, the net unrealized loss on our derivatives was approximately $44.2 million and $27.7 million, respectively, as reflected in the accompanying condensed consolidated statement of stockholders’ equity as accumulated other comprehensive income (loss). For hedges of existing variable-rate debt, the amounts reported in accumulated other comprehensive income (loss) will be reclassified to interest expense as interest payments are made on the issued variable-rate debt. For hedges of forecasted issuances of fixed-rate debt, amounts reported in accumulated other comprehensive income (loss) will be reclassified to interest expense as interest payments are made on the fixed-rate debt after the debt has been issued.  Management believes the Company’s forecasted issuances of fixed-rate debt are probable, and expects that hedge accounting will continue to apply to these instruments.

For the three months ended March 31, 2008, hedge ineffectiveness of approximately $1.1 million on cash flow hedges has been reflected in the accompanying unaudited condensed consolidated statements of operations as interest expense, due to a change in the estimated timing of the anticipated debt incurrence hedged by two of our forward starting swaps. The change in fair value of derivatives not designated as hedges was approximately $228,000 for the three months ended March 31, 2008, and has been included in the accompanying unaudited condensed consolidated statements of operations as interest expense. As of March 31, 2007, the Company had not entered into any derivative instruments.

10.       FAIR VALUE DISCLOSURES

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. As of March 31, 2008, the Company was required to measure the fair market value of its investments in real estate securities and derivatives on a recurring basis, as described below.

Fair Value Estimates of Investments in Real Estate Securities

As of March 31, 2008, the Company’s real estate securities were valued in two categories, which included (1) preferred equity securities and (2) CMBS and CDOs. The Company’s pricing procedures for each of the two categories are applied to each specific investment within their respective categories.

Preferred Equity Securities

The valuation of our investments in preferred equity securities is determined using exchange listed prices in an active market. As such, preferred equity securities fall within Level 1 of the fair value hierarchy.

CMBS and CDOs

Currently, the Company utilizes a third-party pricing service to assist in determining the fair market value of its CMBS and CDO investments. The third-party pricing service provides pricing based on a proprietary model that uses a combination of observable market information and unobservable market assumptions. Observable market information used in these fair market valuations include benchmark interest rates, interest rate curves, and swap curves. Unobservable market assumptions used in the determination of the fair market valuations of the Company’s CMBS and CDO investments include market assumptions related to discount rates, default rates, prepayment rates, reviews of trustee or investor reports and sample broker quotes in what is currently an inactive market. As a result, both Level 2 and Level 3 inputs are used in arriving at the valuation of the Company’s investments in CMBS and CDOs. The Company considers the Level 3 inputs used in determining the fair market value of its investments in CMBS and CDO securities to be significant. As such, all investments in CMBS and CDO securities fall under the Level 3 category of the fair market value hierarchy.

Fair Value Estimates of Derivative Instruments

Currently, the Company uses forward starting swaps, zero cost collars and interest rate caps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The valuation methodologies are segregated into two categories of derivatives: (1) forward starting swaps and (2) zero cost collars/interest rate caps.

Forward Starting Swaps

Forward starting swaps are considered and measured at fair value as interest rate swaps. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

Zero Cost Collars/Interest Rate Caps (Interest Rate Options)

Zero cost collars and interest rate caps are considered and measured at fair value as interest rate options. The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below or rose above the strike rate of the caps or outside of the applicable collar rates.  The variable interest rates used in the calculation of projected receipts on the cap or collar rates are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.

Credit Valuation Adjustments

To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Application of FAS 157 Hierarchy to Derivative Instruments

Although the Company has determined that the majority of the inputs used to value its derivative instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative instruments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative instruments. As a result, the Company has determined that all of its derivative valuations are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2008

	Quoted Prices in	Significant
	Active Markets for	Other	Significant	Balance at
	Identical Assets and	Observable	Unobservable	March 31,
	Liabilities (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2008
Assets

Investments in real estate securities	$70,487	$—	$89,397	$159,884
Liabilities
Derivative financial instruments	—	45,173	—	45,173

The table below presents a reconciliation of the beginning and ending balances of assets and liabilities having fair value measurements based on significant unobservable inputs (Level 3) between December 31, 2007 and March 31, 2008 (amounts in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) at March 31, 2008

Real Estate Securities

Beginning Balance as of 12/31/07 (1)	$105,175

Total unrealized losses (2)	(15,778)
Included in earnings	—
Included in other comprehensive income (loss)	(15,778)
Purchases, issuances and settlements	—

Transfers in and/or out of Level 3	—

Ending Balance	$89,397

(1) The Company implemented the provisions of SFAS No. 157 effective as of January 1, 2008. The implementation of SFAS No. 157 did not significantly impact the Company’s pricing procedures related to its investments in real estate securities that fall under the Level 3 category of the pricing hierarchy. As a result, the fair market value of these securities are presented as a beginning balance as of December 31, 2007 as opposed to a transfer into Level 3.

(2) The Company believes that the net unrealized losses during the three months ended March 31, 2008 were driven primarily by widening credit spreads on these investments due to the continued severe dislocation and liquidity disruption in the U.S. credit markets and the sub-prime residential mortgage market. Based upon management’s intent and ability to hold these real estate securities for a reasonable period of time sufficient to allow for a forecasted recovery of fair value, the net unrealized loss is considered by management to be temporary and as a result, no impairment losses have been recognized in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2008. The Company has not invested in any CMBS and CDOs which contain assets that could be classified as sub-prime residential mortgages.  As such, the Company does not have direct exposure to the sub-prime residential lending market and it is not currently aware of any material deterioration in the performance of the underlying loans that comprise its CMBS and CDO assets.

11.     MINORITY INTERESTS

Minority interests consisted of the following as of March 31, 2008 and December 31, 2007 (amounts in thousands):

	March 31, 2008	December 31, 2007
Joint Venture Partnership Interests	$18,327	$18,719
OP Units	21,460	120
Special Units	1	1
Total	$39,788	$18,840

Joint Venture Partnership Interests

The existing joint ventures as of March 31, 2008 are consolidated by the Company in the accompanying unaudited condensed consolidated financial statements. The Company presents contributions, distributions and equity in earnings of the respective joint venture partners as minority interests. During the three months ended March 31, 2008 and 2007, joint venture partners contributed approximately $257,000 and $12.8 million, respectively, in equity to these joint ventures and had received distributions from these joint ventures of approximately $273,000 and $131,000, respectively. For the three months ended March 31, 2008, joint venture partners collectively participated in approximately $375,000 in net losses of their respective joint ventures. For the three months ended March 31, 2007, joint venture partners collectively participated in approximately $11,000 of the income of their respective joint ventures.

OP Units

On May 4, 2005, the Operating Partnership issued 20,000 OP Units to the Advisor in exchange for $200,000, representing an approximate 99.0% limited partnership interest. As of March 31, 2008 and December 31, 2007, the Operating Partnership was less than 0.1% owned by the Advisor, the parent of the Advisor and limited partners, and the remaining interests were owned by the Company.

During the three months ended March 31, 2008, the Operating Partnership exercised its option to acquire approximately $25.1 million of undivided tenancy-in-common interests that it had previously sold to accredited investors for both the Rickenbacker IV and the Park West Q properties for a combination of approximately 2.4 million OP Units to 21 investors (representing approximately $24.1 million of the aggregate purchase price of such properties) and approximately $1.0 million in cash.

OP Units are redeemable at the option of the unit holder. The Operating Partnership has the option of redeeming the OP Units for cash or for shares of common stock in the Company, or a combination of both.

As of March 31, 2008, there were approximately 2.4 million OP Units outstanding held by third parties with an approximate value of $24.1 million based on the price of our common stock as of March 31, 2008.

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

(1)

The listing of the Company’s common stock on a national securities exchange or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock; or

(2)

The termination or non-renewal of the Advisory Agreement, (1) for “cause,” as defined in the Advisory Agreement, (2) in connection with a merger, sale of assets or transaction involving the Company pursuant to which a majority of the Company’s directors then in office are replaced or removed, (3) by the Advisor for “good reason,” as defined in the Advisory Agreement, or (4) by the Company or the Operating Partnership other than for “cause.”

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

On June 11, 2007, we filed a registration statement on Form S-11 with the Commission for a follow on public offering of our common stock, which was declared effective on January 22, 2008. Pursuant to the registration statement, we are currently offering up to $2.0 billion in shares of our common stock, 75% of which are being offered to the public at a price of $10.00 per share, and 25% of which are being offered pursuant to our distribution reinvestment plan at a price of $9.50 per share.

For the three months ended March 31, 2008 and 2007, approximately 13.0 million and 39.5 million shares of our common stock, respectively, were issued in connection with our public offerings for net proceeds of approximately $116.7 million and $359.5 million, respectively. The net proceeds from the sale of these shares were transferred to our Operating Partnership on a one-for-one basis. During the three months ended March 31, 2008, approximately 474,000 shares of our common stock were redeemed for approximately $4.4 million. No shares of our common stock were redeemed during the three months ended March 31, 2007.

The holders of our common stock are entitled to one vote per share on all matters voted on by stockholders, including election of our directors. Our articles of incorporation do not provide for cumulative voting in the election of our directors. Therefore, the holders of the majority of the outstanding shares of common stock can elect the entire board of directors.

Distributions

We accrue and pay distributions on a quarterly basis. Our board of directors authorizes the following quarter’s distribution before the first day of the quarter. We calculate our distributions based upon daily record and distribution declaration dates so stockholders will be eligible to earn distributions immediately upon purchasing shares of our common stock or upon purchasing OP Units. The following table sets forth the distributions that have been paid and/or authorized as of March 31, 2008 and December 31, 2007 by our board of directors:

Quarter	Amount declared per share/unit(1)	Annualized amount per share/unit(1)	Date paid
2007
1st Quarter–2007	$0.1479	$0.60	April 16, 2007
2nd Quarter–2007	$0.1496	$0.60	July 16, 2007
3rd Quarter–2007	$0.1512	$0.60	October 11, 2007
4th Quarter–2007	$0.1513	$0.60	January 15, 2008
2008
1st Quarter–2008	$0.1500	$0.60	April 15, 2008
2nd Quarter–2008	$0.1500	$0.60	July 15, 2008 (2)

(1)           Assumes share or unit was owned for the entire quarter.

(2)           Expected pay date for 2nd quarter 2008 distribution.

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

In connection with the 2007 Annual Meeting of Stockholders on August 27, 2007, each of our three independent directors was granted 5,000 shares of our common stock under the equity incentive plan with an exercise price equal to $11.00 per share. These options vest 100% two years after the grant date.

The equity incentive plan provides that no more than 5 million shares of our common stock will be available for issuance under the equity incentive plan. No more than 200,000 shares of our common stock may be made subject to stock options and stock appreciation rights under the equity incentive plan to any individual in any calendar year, and no more than 200,000 shares of our common stock may be made subject to awards other than stock options and stock appreciation rights under the equity incentive plan to any individual in any single calendar year. The term of these options shall not exceed the earlier of ten years from the date of grant, the date of removal for cause, or three months from the director’s resignation. The exercise price for options to be issued under the equity incentive plan shall be the greater of (1) $11.00 per share or (2) the fair market value of the shares on the date they are granted. We record options issued under the equity incentive plan pursuant to SFAS No. 123(R). No additional options were granted during the three months ended March 31, 2008.

Options granted under our equity incentive plan are amortized to salary expense on a straight-line basis over the benefit period. For each three-month period ended March 31, 2008 and 2007, we incurred approximately $3,000 of such expense, which is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2008, approximately $38,000 of such expense remained unrecognized, which reflects the unamortized portion of the value of such options issued pursuant to the equity incentive plan.

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

We have entered into an Advisory Agreement with our Advisor pursuant to which we pay certain acquisition fees to the Advisor. For each real property acquired in the operating stage, the acquisition fee is equal to 1.0% of the purchase price. For each real property acquired prior to or during the development or construction stage, the acquisition fee is equal to up to 4.0% of the total project cost (which will be the amount actually paid or allocated to the purchase, development, construction or improvement of a property exclusive of acquisition fees and acquisition expenses). The Advisor also is entitled to receive an acquisition fee of 1.0% of the principal amount in connection with (i) the origination or acquisition of any type of debt investment including, but not limited to, the origination of mortgage loans, B-notes, mezzanine debt, participating debt (including with equity-like features), non-traded preferred securities, convertible debt, hybrid instruments, equity instruments and other related investments, and (ii) the acquisition of any type of non-securitized debt investment including, but not limited to, acquisitions or participations in mortgage loans, B-notes, mezzanine debt, participating debt (including with equity-like features), non-traded preferred securities, convertible debt, hybrid instruments, equity instruments and other related investments. During the three months ended March 31, 2008 and 2007, our Advisor earned approximately $248,000 and $3.5 million in acquisition fees, respectively, which are accounted for as part of the historical cost of the acquired properties.

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

For the three months ended March 31, 2008 and 2007, our Advisor earned approximately $2.9 million and $1.3 million in aggregate asset management fees, respectively.

Pursuant to the Advisory Agreement, our Advisor is obligated to advance all of our organizational and offering costs subject to its right to be reimbursed for such costs by us in an amount up to 1.5% of the aggregate gross offering proceeds raised in our public offerings of common stock. Such organizational and offering costs include, but are not limited to, actual legal, accounting, printing and other expenses attributable to preparing the Commission registration statements, qualification of the shares for sale in the states and filing fees incurred by our Advisor, as well as reimbursements for marketing, salaries and direct expenses of its employees while engaged in registering and marketing the shares, other than selling commissions and the dealer manager fee.

Offering costs incurred in connection with the issuance of equity securities are deducted from stockholders’ equity, and organizational costs associated with the formation of the Company are expensed as incurred and are included as part of general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

As of March 31, 2008, the Advisor had incurred reimbursable offering costs of approximately $26.4 million in the aggregate. As of March 31, 2008, we were obligated to reimburse approximately $18.6 million in such reimbursable offering costs, which have been included as a reduction to additional paid-in capital in the accompanying unaudited condensed consolidated statement of stockholders’ equity. As of March 31, 2008, of the $18.6 million in reimbursable offering costs we had incurred, approximately $405,000 had not yet been reimbursed to the Advisor, which have been included in accounts payable and accrued expenses in the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2007, of the $16.8 million in reimbursable offering costs we had incurred, approximately $336,000 had not yet been reimbursed to the Advisor, which have been included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

As of March 31, 2008 and December 31, 2007, approximately $7.8 million and $7.2 million, respectively, of reimbursable offering costs incurred by the Advisor are not reflected in the accompanying condensed consolidated balance sheets of the Company, due to the fact that the Company is not obligated to reimburse these costs to the Advisor until the corresponding aggregate gross offering proceeds are raised in our public offering of common stock.

In addition to the reimbursement of organizational and offering costs, we are also obligated, subject to certain limitations, to reimburse our Advisor for certain other expenses incurred on our behalf for providing services contemplated in the Advisory Agreement, provided that the Advisor does not receive a specific fee for the activities which generate the expenses to be reimbursed. For the three months ended March 31, 2008 and 2007, we incurred approximately $126,000 and $123,000, respectively, of these expenses which we reimbursed to the Advisor. Such reimbursements are included as general and administrative expenses in the accompanying audited condensed consolidated statements of operations.

The Dealer Manager

We have entered into a dealer manager agreement with the Dealer Manager pursuant to which we pay a dealer manager fee of up to 2.5% of gross offering proceeds raised pursuant to our public offerings of common stock to the Dealer Manager as compensation for managing the offering. The Dealer Manager may re-allow a portion of such fees to broker dealers who participate in the offering. We also pay up to a 6.0% sales commission of gross offering proceeds raised pursuant to our public offerings of common stock. As of March 31, 2008, all sales commissions paid to the Dealer Manager had been re-allowed to participating broker dealers. For the three months ended March 31, 2008 and 2007, we incurred fees payable to the Dealer Manager of approximately $3.0 million and $9.8 million, respectively, for dealer manager fees and approximately $5.3 million and $21.2 million, respectively, for sales commissions. Such amounts are considered a cost of raising capital and as such are included as a reduction of additional paid-in capital in the accompanying unaudited condensed consolidated statement of stockholders’ equity. Of these costs, we had accrued approximately $691,000 and $1.2 million for dealer manager fees and $332,000 and $1.0 million for sales commissions as of March 31, 2008 and 2007, respectively.

The Facilitator

The Facilitator is responsible for the facilitation of transactions associated with the Operating Partnership’s private placement. The Facilitator is considered a related party as certain indirect owners and employees of the Facilitator serve as our executives. We have entered into an agreement with the Facilitator whereby we pay a transaction facilitation fee associated with the Operating Partnership’s private placement. We pay the Facilitator up to 1.5% of the gross equity proceeds raised through the Operating Partnership’s private placement for transaction facilitation. For the three months ended March 31, 2008 and 2007, we incurred approximately $364,000 and $681,000, respectively, for such fees payable to the Facilitator. In accordance with SFAS No. 98, these fees, as well as the other fees associated with the Operating Partnership’s private placement, are recorded as deferred loan costs and amortized over the life of the financing obligation.

Dividend Capital Investments LLC and DCT Industrial Trust Inc.

In addition to utilizing its own management team, the Advisor actively seeks to form strategic alliances with recognized leaders in the real estate and investment management industries. These alliances are intended to allow the Advisor to leverage the organizational infrastructure of experienced real estate developers, operators and investment managers and to potentially give us access to a greater number of real property and real estate securities investment opportunities. The use of product specialists or other service providers does not eliminate or reduce the Advisor’s fiduciary duty to the Company. The Advisor retains ultimate responsibility for the performance of all of the matters entrusted to it under the Advisory Agreement.

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

On June 12, 2006, our Advisor entered into a product specialist agreement with Dividend Capital Investments LLC (“DCI”) in connection with investment management services related to our investments in real estate securities assets.

Pursuant to this agreement, a portion of the asset management fee that our Advisor receives from us related to securities investments will be reallowed to DCI in exchange for services provided.

On September 1, 2006, our Advisor entered into a product specialist agreement with DCT Industrial Trust Inc. (“DCT”), in connection with acquisition and asset management services related to our industrial real property investments. Pursuant to this agreement, a portion of the acquisition and asset management fees that our Advisor receives from us related to specific industrial real property investments will be reallowed to DCT in exchange for services provided.

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

The DCT Joint Venture II also contains provisions for entering into one additional joint venture agreement under similar terms through 2008.

As of March 31, 2008, we had acquired 14 properties pursuant to the terms of the DCT Joint Venture I, ten of which were acquired by the DCT Joint Venture I, and four of which were acquired entirely by us pursuant to the terms of the DCT Joint Venture I. As of March 31, 2008, we had acquired seven properties pursuant to the terms of the DCT Joint Venture II, five of which were acquired by the DCT Joint Venture II, and two of which was acquired entirely by us pursuant to the terms of the DCT Joint Venture II.

Acquisitions pursuant to the DCT Joint Venture I and the DCT Joint Venture II as of March 31, 2008, were generally funded from (1) equity contributions from the Company to the respective joint venture using proceeds from the Company’s public and private offerings, (2) an equity contribution from DCT to the respective joint venture and (3) debt financing either assumed or issued by the respective joint venture. The purchase price of each asset in the Industrial Portfolio was subject to majority approval by the Company’s independent directors.

15.     NET INCOME (LOSS) PER COMMON SHARE

Reconciliations of the numerator and denominator used to calculate basic net income (loss) per common share to the numerator and denominator used to calculate diluted net income (loss) per common share for the three months ended March 31, 2008 and 2007, are as follows (amounts in thousands, except per share information):

	For the Three Months Ended March 31,
	2008		2007

Net income (loss)	$(22,563)		$2,985
Dilutive minority interests share in net income (loss)	428		1
Net income (loss) before minority interests	$(22,135)		$2,986

Weighted average shares outstanding-basic	120,893		53,746
Incremental weighted average shares effect of conversion of OP Units	1,770		20
Weighted average shares outstanding-diluted	122,663		53,766

Net income (loss) per common share-basic	$(0.19)		$0.06
Net income (loss) per common share-diluted	$(0.19	)(1)	$0.06

(1)

Net income (loss) per common share-diluted is computed by dividing net income (loss) before minority interests by the weighted average common shares plus shares issuable upon exercising outstanding OP Units. As a result of the net loss incurred for the three months ended March 31, 2008, diluted weighted average shares outstanding do not give effect to those OP Units that are currently outstanding and convertible into shares of common stock, as to do so would be anti-dilutive.

16.     INCOME TAXES

We operate in a manner intended to qualify for treatment as a REIT for U.S. federal income tax purposes. We first elected REIT status for our taxable year ended December 31, 2006. In order for a former C corporation to elect to be a REIT, it must distribute 100% of its C corporation earnings and profits and agree to be subject to federal tax at the corporate level to the extent of any subsequently recognized built-in gains within a ten year period. We did not have any built-in gains at the time of our conversion to REIT status. As a REIT, we generally will not be subject to federal income taxation at the corporate level to the extent we distribute 100% of our REIT taxable income annually, as defined in the Code, to our stockholders and satisfy other requirements. To continue to qualify as a REIT for federal tax purposes, we must distribute at least 90% of our REIT taxable income annually. No material provisions have been made for federal income taxes in the accompanying unaudited condensed consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return.

The Company was subject to the provisions of FIN No. 48 as of January 1, 2007, and has analyzed its various federal and state filing positions, including the assertion that the Company is not taxable. No amounts were recorded for unrecognized tax benefits or related interest expense and penalties as a result of the implementation of FIN No. 48 as of March 31, 2008. All years of the Company’s operations remain open for examination.

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

18.     SEGMENT INFORMATION

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”) establishes standards for the way that public entities report information about operating segments in their financial statements. We have the following business segments: (1) investments in real property, (2) investments in real estate securities and (3) debt related investments. The following table sets forth components of net operating income (“NOI”) of our segments for the three months ended March 31, 2008 and 2007 (amounts in thousands):

Three Months Ended March 31, 2008:

	Real Property	Real Estate Securities	Debt Related Investments	Total
Revenue	$28,212	$4,582	$2,394	$35,188
Rental expense (1)	(7,124)	—	—	(7,124)
Asset management fees, related party (2)	(2,237)	(434)	(263)	(2,934)
Net operating income	$18,851	$4,148	$2,131	$25,130

Three Months Ended March 31, 2007:

	Real Property	Real Estate Securities	Debt Related Investments	Total
Revenue	$7,746	$1,873	$1,259	$10,878
Rental expense (1)	(2,270)	—	—	(2,270)
Asset management fees, related party (2)	(777)	(339)	(149)	(1,265)
Net operating income	$4,699	$1,534	$1,110	$7,343

(1)           Expenses for real property include operating expenses, and exclude depreciation, amortization, general and administrative expenses, interest expense and impairment of available-for-sale securities.

(2)           See Note 14—Related Party Transactions for discussion of asset management fees paid to our Advisor.

We consider NOI to be an appropriate supplemental performance measure, because NOI reflects the operating performance of our real properties, real estate securities, and debt related investments and excludes certain items that are not considered to be controllable in connection with the management of each property such as interest income, depreciation and amortization, general and administrative expenses, interest expense and minority interests. However, NOI should not be viewed as an alternative measure of our financial performance as a whole, since it does exclude such items which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. The following table is a reconciliation of our NOI to our reported net income for the three months ended March 31, 2008 and 2007 (amounts in thousands):

	For the Three Months Ended March 31,
	2008	2007
Net operating income	$25,130	$7,343
Interest income	3,186	2,538
Depreciation and amortization	(12,745)	(3,418)
General and administrative expenses	(737)	(583)
Interest expense	(12,998)	(2,883)
Impairment of available-for-sale securities	(25,202)	—
Minority interests	803	(12)
Net income (loss)	$(22,563)	$2,985

The following table reflects our total assets by business segment as of March 31, 2008 and December 31, 2007 (amounts in thousands):

	As of March 31, 2008	As of December 31, 2007
Segment assets:
Investments in real property, net	$1,193,400	$1,179,675
Investments in real estate securities	159,884	180,663
Debt related investments	105,131	104,091
Total segment assets, net	$1,458,415	$1,464,429

Non-segment assets:
Cash and cash equivalents	$388,218	$291,634
Other non-segment assets (1)	61,218	55,721
Total assets	$1,907,851	$1,811,784

(1)           Other non-segment assets primarily consist of corporate assets including subscriptions receivable, certain loan costs, including loan costs associated with our financing obligations, and deferred acquisition costs.

19.     SUBSEQUENT EVENTS

For the period from April 1, 2008 to April 30, 2008, we issued approximately 4.9 million shares of our common stock to a total of approximately 440 stockholders for net proceeds of approximately $43.3 million.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of our Quarterly Report on Form 10-Q provides an overview of what management believes to be the key elements for understanding (1) our company and how we manage our business, (2) how we measure our performance and our operating results, (3) our liquidity and capital resources, and (4) the accompanying unaudited financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.  The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto as of December 31, 2007 and for the year then ended, included in our Annual Report on Form 10-K filed with the Commission on March 27, 2008.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements relate to, without limitation, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), other development trends of the real estate industry, business strategies, and the expansion and growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors that may cause our results to vary are general economic and business (particularly real estate and capital market) conditions being less favorable than expected, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, availability and creditworthiness of prospective customers, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, customers’ ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental, regulatory and/or safety requirements, customer bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control. For a further discussion of these factors and other risk factors that could lead to actual results materially different from those described in the forward-looking statements, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the Commission on March 27, 2008. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

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

As of March 31, 2008, we had total net investments of approximately $1.5 billion, comprised of:

(1)           62 properties located in 19 geographic markets in the United States, aggregating approximately 10.8 million net rentable square feet. Our real property portfolio includes an aggregate gross investment amount of approximately $1.2 billion and includes:

•      11 office and office/R&D properties located in six geographic markets, aggregating approximately 1.9 million net rentable square feet, with an aggregate gross investment amount of approximately $291.7 million;

•      21 industrial properties located in 12 geographic markets, aggregating approximately 6.1 million net rentable square feet, with an aggregate gross investment amount of approximately $331.8 million; and

•      30 retail properties located in six geographic markets, aggregating approximately 2.8 million net rentable square feet, with an aggregate gross investment amount of approximately $618.5 million.

(2)           Approximately $159.9 million in real estate securities, including (a) preferred equity securities of various real estate operating companies and REITs with an aggregate market value of approximately $70.5 million, and (b) CMBS and CDOs with an aggregate market value of approximately $89.4 million.

(3)           Approximately $105.1 million in debt related investments, net of repayments, including (a) an investment in one mortgage loan of approximately $33.2 million, (b) investments in B-notes of approximately $52.0 million and (c) an investment in mezzanine debt of approximately $19.9 million.

We commenced our initial public offering on January 27, 2006. Pursuant to the registration statement, we offered on a continuous basis up to $2.0 billion in shares of our common stock, 75% of which were offered to the public at a price of $10.00 per share, and 25% of which were offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. Our initial public offering terminated as of the close of business on January 21, 2008, and as of such date approximately 117.5 million shares, net of redemptions, of our common stock were outstanding and held by a total of approximately 21,200 stockholders. Approximately 3.4 million shares were issued pursuant to our distribution reinvestment plan in connection with our initial public offering.

On June 11, 2007, we filed a registration statement for our follow on public offering, which was declared effective on January 22, 2008. Pursuant to the registration statement, we are offering on a continuous basis up to $2.0 billion in shares of our common stock, 75% of which are being offered to the public at a price of $10.00 per share, and 25% of which are being offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. As of March 31, 2008, we had sold approximately 10.7 million shares of our common stock to a total of approximately 1,800 stockholders in connection with our follow on public offering. As of March 31, 2008, we had sold in aggregate approximately 128.2 million shares of our common stock to a total of approximately 23,000 stockholders in connection with both of our public offerings.

As of March 31, 2008, our Operating Partnership had raised approximately $105.7 million from the sale of undivided tenancy-in-common interests in ten properties, excluding approximately $25.1 million which was repurchased by the Operating Partnership in exchange for OP Units for the Rickenbacker IV and the Park West Q properties.

As of March 31, 2008, we had approximately $694.8 million of mortgage notes and short term borrowings outstanding.

We have three business segments: (1) investments in real property, (2) investments in real estate securities and (3) debt related investments. For a discussion of our business segments and the associated revenue, expenses and net operating income by segment, see Note 18 to our unaudited condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

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

Revenue Sources

The primary source of our operating revenue is rents received from tenants under operating and ground leases at our properties, including reimbursements from tenants for certain operating costs. Our revenues are therefore subject to the credit worthiness of our tenants and our ability to keep our properties occupied. We seek long-term earnings growth primarily through increasing rents, occupancy and operating income at existing properties and selectively acquiring additional commercial real estate properties in target markets.

Our second source of income is from real estate security investments and is generated primarily from (1) dividend income from our investments in preferred equity securities and (2) net interest income from our investments in CMBS and CDO securities, adjusted for the accretion of purchase discounts and the amortization of purchase premiums.

Our third source of income is from our debt related investments, principally from interest income from our investments in mortgage loans, B-notes, mezzanine debt and other related investments.

Expenses

Our primary expenses include (1) rental expense, (2) depreciation and amortization expense, (3) interest expense, (4) general and administrative expenses and (5) impairment of available-for-sale-securities. Rental expenses are the expenses directly related to operating and managing the real properties we own, and primarily include property taxes, utilities, property related insurance, property management fees and maintenance. Depreciation and amortization expenses are computed on a straight-line basis over the estimated useful lives of our buildings, tenant improvements, lease commissions and intangible assets. Interest expense primarily relates to outstanding mortgage notes, imputed interest expense on financing obligations associated with the Operating Partnership’s private placement and outstanding short term borrowings associated with our securities margin account. General and administrative expenses primarily include corporate legal and accounting, auditing, certain state taxes, transfer agent costs and D&O insurance, as well as other corporate-related costs. Impairment of available-for-sale securities consists of other than temporary declines in market values.

How We Measure Our Performance

Funds From Operations

We believe that net income, as defined by GAAP, is the most appropriate earnings measure.  However, we consider funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts, to be a useful supplemental measure of our operating performance.  Our discussion and calculation of our FFO reconciled from net income (loss) for the three months ended March 31, 2008 and 2007 will be separately presented in our announcement of first quarter 2008 financial and operating results prior to our first quarter 2008 earnings conference call.

Principal Business Risks and Objectives

In our view, there are several principal near-term challenges we face in achieving our business objectives. The first principal challenge is our ability to continue raising substantial funds in our public and private offerings. The second principal challenge is our ability to continue to identify specific real property, real estate securities, and debt related investments to maintain portfolio diversification across multiple dimensions and to provide consistent quarterly distributions to our stockholders entirely using funds from our operations. The number and type of real properties we may acquire and real estate securities and debt related investments in which we may invest will depend upon real estate market conditions, the amount of proceeds we raise in our public and private offerings, conditions in the credit markets and other circumstances existing at the time of acquisition. The uncertain state of the current capital markets has resulted in generally lower transaction volume in the broader real estate market, as well as corresponding pricing and valuation uncertainties. To the extent that such disruptions and uncertainties continue, we may be delayed in our ability to deploy capital into real properties, real estate securities and debt related investments that meet our investment criteria. A third principal challenge is continuing to obtain debt financing on reasonable terms and to utilize our derivative instruments to adequately offset the risk of interest rate volatility. This ability to obtain debt financing and to utilize our derivative instruments will be dependent upon conditions in the U.S. credit markets, which recently have experienced severe dislocations and liquidity disruptions.

Our Operating Results

Three-Month Period Ended March 31, 2008 Compared to Three-Month Period Ended March 31, 2007

Based upon the fact that we did not formally commence business operations until June 2006 and as a result of the acquisition of a significant portion of our real properties, real estate securities and debt related investments during 2007, the results of our operations for the three months ended March 31, 2008, reflect significant increases as compared to the results of our operations for the three months ended March 31, 2007.

Rental Revenue

Rental revenue increased approximately $20.5 million to approximately $28.2 million for the three months ended March 31, 2008, from approximately $7.7 million for the three months ended March 31, 2007. This increase is primarily attributable to our acquisition of 37 additional real properties during the period from April 2007 through December 2007, as well as the results of operations for the 10 real properties we acquired during the three months ended March 31, 2007 being reflected for an entire quarter during the three months ended March 31, 2008.

Securities Income

Securities income increased approximately $2.7 million to approximately $4.6 million for the three months ended March 31, 2008, from approximately $1.9 million for the three months ended March 31, 2007. This increase is primarily attributable to our acquisition of approximately $77.8 million in various additional securities issued by other real estate companies and CMBS and CDO investments during the period from April 2007 through December 2007, as well as the income from approximately $121.8 million in real estate securities acquired during the three months ended March 31, 2007 being reflected for an entire quarter during the three months ended March 31, 2008.

Debt Related Income

Debt related income increased approximately $1.1 million to approximately $2.4 million for the three months ended March 31, 2008, from approximately $1.3 million for the three months ended March 31, 2007. This increase is primarily attributable to our acquisition of approximately $14.5 million in various additional real estate-secured mortgage notes, participations in mortgage loans, B-notes and mezzanine debt investments, net of repayments of approximately $12.7 million, during the period from April 2007 through December 2007, as well as the income from approximately $61.3 million in debt related investments acquired during the three months ended March 31, 2007 being reflected for an entire quarter during the three months ended March 31, 2008.

Rental Expense

Rental expense increased approximately $4.8 million to approximately $7.1 million for the three months ended March 31, 2008, from approximately $2.3 million for the three months ended March 31, 2007. This increase is primarily attributable to our acquisition of 37 additional real properties during the period from April 2007 through December 2007, as well as the results of operations for the 10 real properties we acquired during the three months ended March 31, 2007 being reflected for an entire quarter during the three months ended March 31, 2008.

Depreciation and Amortization

Depreciation and amortization increased approximately $9.3 million to approximately $12.7 million for the three months ended March 31, 2008, from approximately $3.4 million for the three months ended March 31, 2007. This increase is primarily attributable to our acquisition of 37 additional real properties during the period from April 2007 through December 2007, as well as the results of operations for the 10 real properties we acquired during the three months ended March 31, 2007 being reflected for an entire quarter during the three months ended March 31, 2008.

General and Administrative Expenses

General and administrative expenses increased approximately $154,000 to approximately $737,000 for the three months ended March 31, 2008, from approximately $583,000 for the three months ended March 31, 2007. This increase is primarily attributable to increased general corporate expenses primarily as a result of our growth in assets and shareholders.

Asset Management Fees, Related Party

During the three months ended March 31, 2008, our Advisor earned approximately $2.9 million in asset management fees, which was comprised of (1) real property asset management fees of approximately $2.2 million associated with 62 real properties, (2) real estate securities asset management fees of approximately $434,000, and (3) debt related asset management fees of approximately $263,000. During the three months ended March 31, 2007, our Advisor earned approximately $1.3 million in asset management fees, which was comprised of (1) real property asset management fees of approximately $777,000 associated with 24 real properties, (2) real estate securities asset management fees of approximately $339,000 and (3) debt related asset management fees of approximately $149,000.

For a detailed discussion of the asset management fees we pay to our Advisor, see Note 14 to our unaudited condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Interest Income

Interest income increased approximately $648,000 to approximately $3.2 million for the three months ended March 31, 2008, from approximately $2.5 million for the three months ended March 31, 2007. This increase is attributable to increased cash balances, which are primarily a result of net proceeds from our public and private offerings being held in interest bearing bank accounts and money market mutual funds offset by the impacts of lower LIBOR-based money market interest rates during the period.

Interest Expense and Debt Service Requirements

During the three months ended March 31, 2008, we incurred interest expense of approximately $13.0 million.  This interest expense resulted primarily from approximately (1) $9.6 million related to 52 mortgage notes secured by real properties, (2) approximately $1.7 million for imputed interest expense on financing obligations associated with our Operating Partnership’s private placement, (3) approximately $362,000 for short term borrowings associated with our securities margin account, and (4) approximately $1.3 million in realized losses related to our derivative instruments activity.  During the three months ended March 31, 2007, we incurred interest expense of approximately $2.9 million. This interest expense resulted primarily from (1) the issuance of mortgage notes associated with our real property acquisitions, (2) imputed interest expense on financing obligations associated with our Operating Partnership’s private placement and (3) borrowings on our master repurchase facility, which was terminated during August 2007.

Impairment of Available-For-Sale Securities

During the three months ended March 31, 2008, we recorded an impairment charge totaling approximately $25.2 million related to ten preferred equity securities, which is reflected in the accompanying unaudited condensed consolidated statement of operations.  The other than temporary assessment was determined primarily based upon consideration of the length of time over which these securities had experienced a decline in market value, as well as the severity of such decline. During the three months ended March 31, 2007, we did not record any impairment charges on our real estate securities.

Liquidity and Capital Resources

We believe that existing cash and cash equivalents, proceeds from our follow on public offering and our private offerings, existing leverage on our mortgage notes and cash flows from operations will be sufficient to satisfy our liquidity and capital requirements for the next twelve months.

Operating Activities

Net cash provided by operating activities was approximately $14.6 million for the three months ended March 31, 2008, which represents an increase of approximately $9.4 million from net cash provided by operating activities of approximately $5.2 million for the three months ended March 31, 2007. This was primarily due to (1) increased rental revenue, securities income and debt related income as a result of our investment activity from January 2007 through March 2008, and (2) increased interest income as a result of higher cash balances attributable to proceeds received from our public and private offerings, offset by (1) increased rental expense, asset management fees and interest expense as a result of our acquisition of one real property during fiscal year 2008 and 47 real properties during fiscal year 2007, and (2) increased general and administrative expenses as a result of our growth.

Investing Activities

Real Property Acquisition

During the three months ended March 31, 2008, we acquired one real property for a gross investment amount of approximately $25.5 million, comprising approximately 502,000 net rentable square feet. This property was acquired using a combination of net proceeds from our initial public offering and private offerings and available cash.

Real Estate Securities

During the three months ended March 31, 2008, we did not acquire any additional real estate securities investments.

As of March 31, 2008, we had a net unrealized loss of approximately $61.8 million related to certain of our real estate securities investments, which is included in the accompanying unaudited condensed consolidated statement of stockholders’ equity as other comprehensive loss, consisting of (1) an unrealized loss of approximately $7.0 million for our investments in 14 preferred equity securities, and (2) an unrealized loss of approximately $54.8 million for our CMBS and CDOs. We believe that one of the key drivers for the widening credit spreads and resulting net unrealized losses on these investments has been the recent severe dislocation and liquidity disruption in the sub-prime residential mortgage market and its related effects. Based upon management’s intent and ability to hold these real estate securities for a reasonable period of time sufficient to allow for a forecasted recovery of fair value, the net unrealized loss of approximately $61.8 million is considered by management to be temporary and as a result, no impairment losses related to these real estate securities have been recognized in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2008.

During the three months ended March 31, 2008, we recorded an impairment charge totaling approximately $25.2 million related to ten preferred equity securities, which is reflected in the accompanying unaudited condensed consolidated statement of operations.  The other than temporary assessment was determined primarily based upon consideration of the length of time over which these securities had experienced a decline in market value, as well as the severity of such decline.

We have not invested in any CMBS and CDOs which contain assets that could be classified as sub-prime residential mortgages. As such, we currently do not have direct exposure to the sub-prime residential lending market and we are not currently aware of any material deterioration in the performance of the underlying loans that comprise our CMBS and CDO assets. As of March 31, 2008, the aggregate market value of our CMBS and CDO securities assets represented less than 10% of our total assets. However, the values of many of the securities that we hold are sensitive to the volatility of the credit markets, and many of our securities may be adversely affected by future developments. In addition, to the extent that uncertainty in the credit market continues and/or intensifies, it may have the potential to materially affect both the value of our securities portfolio and its liquidity, as well as the availability or the terms of financing that we may anticipate utilizing in order to leverage our securities portfolio.

If we were forced to liquidate our securities portfolio into the current market, we would experience significant losses on these investments. However, we currently have both the intention and the ability to hold our real estate securities assets to maturity, although from time to time we may sell any of these assets as part of our overall management of the investment portfolio.

The recent market volatility has also made the valuation of certain of our securities assets more difficult, particularly our CMBS and CDO assets. Management’s estimate of the value of these investments relies primarily on independent pricing agency valuations. However, the methodologies that are used in valuing individual investments are generally based on a variety of estimates and assumptions specific to the particular investments, and therefore actual results related to the investments often vary materially from such estimates and assumptions.

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

Debt Related Investments

During the three months ended March 31, 2008, we advanced additional amounts of approximately $1.0 million under an existing investment in one mortgage loan. This additional advance was made using a combination of net proceeds from our public and private offerings and available cash.

Financing Activities

Public Offerings

Pursuant to our initial public offering, we offered up to $2.0 billion in shares of common stock, 75% of which was offered to the public at a price of $10.00 per share, and 25% of which was offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. Our initial public offering terminated as of the close of business on January 21, 2008, and as of such date approximately 117.5 million shares, net of redemptions, of our common stock were outstanding and held by a total of approximately 21,200 stockholders.

On June 11, 2007, we filed a registration statement for our follow on public offering, which was declared effective on January 22, 2008. Pursuant to the registration statement, we are offering on a continuous basis up to $2.0 billion in shares of our common stock, 75% of which are being offered to the public at a price of $10.00 per share, and 25% of which are being offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. As of March 31, 2008, we had sold approximately 10.7 million shares of our common stock to a total of approximately 1,800 stockholders in connection with our follow on public offering.

As of March 31, 2008, we had sold in aggregate approximately 128.2 million shares of our common stock to a total of approximately 23,000 stockholders in connection with both of our public offerings, which includes redemptions of approximately 682,000 shares for approximately $6.3 million. The net proceeds from the sale of these shares were transferred to our Operating Partnership on a one-for-one basis for OP Units.

The Operating Partnership’s Private Placement

The Operating Partnership is currently offering undivided tenancy-in-common interests in our properties to accredited investors in a private placement exempt from registration under the Securities Act. We anticipate that these tenancy-in-common interests may serve as replacement properties for stockholders seeking to complete like-kind exchange transactions under Section 1031 of the Code. Additionally, the tenancy-in-common interests sold to stockholders are 100% leased by the Operating Partnership. Additionally, the Operating Partnership received a purchase option giving it the right, but not the obligation, to acquire the tenancy-in-common interests from the stockholders commencing at the beginning of the 24th month and terminating at the end of the 36th month of the closing of the sale of tenancy-in-common interests, in exchange for OP Units (under a prior program administered by the Operating Partnership, the purchase options commenced at the beginning of the 15th month and terminated at the end of the 24th month of the lease, and the Operating Partnership continues to hold these options as well). During the three months ended March 31, 2008, we raised approximately $24.2 million pursuant to our Operating Partnership’s private placement.

During the three months ended March 31, 2008, the Operating Partnership exercised its option to acquire approximately $25.1 million of undivided tenancy-in-common interests that it had previously sold to accredited investors for both the Rickenbacker IV and the Park West Q properties for a combination of approximately 2.4 million OP Units to 21 investors (representing approximately $24.1 million of the aggregate purchase price of such properties) and approximately $1.0 million in cash.

Debt Financings

Mortgage Notes—During the three months ended March 31, 2008, we did not obtain any additional mortgage debt financing, but did incur additional advances and principal repayments on existing mortgage notes for a net amount of approximately $113,000. The aggregate principal amount of mortgage notes outstanding as of March 31, 2008 was approximately $661.8 million. Mortgage notes were secured by real property with an aggregate net book value as of March 31, 2008, of approximately $972.3 million. As of March 31, 2008, approximately $171.4 million of mortgage notes were subject to interest rates at spreads of 0.95% to 1.60% over one-month LIBOR, and approximately $490.4 million of mortgage notes were subject to fixed interest rates ranging from 5.25% to 7.90%. The weighted average interest rate for these mortgage notes as of March 31, 2008 was 5.55%. Mortgage notes outstanding as of March 31, 2008 had maturity dates ranging from June 2009 through September 2036.

Short Term Borrowings— During July 2006, we established a securities margin account with an independent, third-party commercial lender to enable us to borrow funds for various purposes secured by our preferred securities investments. Pursuant to this securities margin account, we have the capacity to borrow up to 65% of the market value of any eligible real estate security held in the account. During July 2007, we borrowed $40 million, of which $33.1 million was outstanding as of March 31, 2008. The borrowings were used for general corporate and investment purposes.

Derivative Instruments and Hedging Activities—As of March 31, 2008, the Company had entered into the following significant derivative instruments: (1) four LIBOR-based forward starting swaps with maturities ranging from February 2018 to February 2019 in anticipation of expected future fixed rate debt issuances of approximately $350 million, (2) a zero cost collar associated with a floating rate mortgage note related to the acquisition of an office property, and (3) a two-year LIBOR-based interest rate cap in connection with variable rate mortgage debt issued in conjunction with the acquisition of the New England Retail Portfolio, which is comprised of 25 retail properties located in the Northeast region of the United States.

As of March 31, 2008, the net unrealized loss on our derivatives was approximately $44.2 million. Additionally, hedge ineffectiveness of approximately $1.1 million on cash flow hedges was reflected as interest expense for the three months ended March 31, 2008.

The fair value of our four LIBOR-based forward starting swaps, as well as the amounts the Company will be required to pay or receive at the mandatory cash settlement dates of the respective swaps, are primarily a function of the applicable LIBOR forward curve. The first $150 million of our forward starting swaps is required to be cash settled on or before August 1, 2008. The LIBOR forward curve and, therefore, U.S. swap rates, have recently been impacted by credit market dislocations, resulting in current rates that are significantly below the rates the Company locked in on the forward starting swaps. The Company locked in the respective forward rates for purposes of mitigating interest rate risk as part of an overall financing strategy in light of an anticipated volume of future acquisitions and not for purposes of interest rate speculation.

To the extent that U.S. LIBOR swap rates remain significantly below those that the Company locked in with the forward starting swaps, the Company would experience a material cash outlay upon settlement of the swaps. If the disruption in the credit and debt markets prevents or delays the Company from obtaining the anticipated debt that is being hedged by the forward starting swaps, it is likely that the Company would be required to record at least a portion of the losses associated with the cash settled amount as an accelerated expense through current and potentially future period earnings in compliance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). However, management currently expects to incur the anticipated debt that is being hedged by the forward starting swaps within the necessary timeframe which will minimize any accelerated expense required to be recorded under SFAS No. 133.

The U.S. credit markets have recently experienced severe dislocations and liquidity disruptions which have caused the credit spreads on prospective debt financings to widen considerably. We currently do not have any significant prospective real property, securities or debt related acquisitions for which we are committed that are either dependent upon receiving debt financing or for which the rates have not already been fixed. However, continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing at reasonable terms or at all, which may negatively affect investment returns on future acquisitions or our ability to make acquisitions. Due to recent market events, many of our securities investments which we may use in the future as collateral for prospective borrowings are subject to rapid changes in value caused by sudden developments, which could lower their values. This reduction in value could subsequently result in the potential reduced ability or the inability to leverage these assets, as well as potential margin calls.

Distributions

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. The payment of distributions is determined by our board of directors and may be adjusted at its discretion at any time. Distribution levels are set by our board of directors at a level it believes to be appropriate and sustainable based upon a review of a variety of factors including, but not limited to, REIT requirements, the evaluation of existing assets within our portfolio, anticipated acquisitions, projected levels of additional capital to be raised, debt to be incurred in the future and the anticipated results of operations.

The total amount of distributions for the three months ended March 31, 2008 was approximately $18.4 million and was satisfied by two sources: (1) a cash distribution to stockholders of approximately $7.7 million and (2) a common stock issuance of approximately $10.7 million pursuant to our distribution reinvestment plan.

We funded approximately $7.7 million of cash distributions for the three months ended March 31, 2008 from a combination of funds from operations and short-term borrowings using our securities margin account. Our long-term strategy is to fund the payment of distributions entirely from funds from operations.

Minority Interest Contributions and Distributions

During the three months ended March 31, 2008, the Operating Partnership exercised its option to acquire approximately $25.1 million of undivided tenancy-in-common interests that it had previously sold to accredited investors for both the Rickenbacker IV and the Park West Q properties for a combination of approximately 2.4 million OP Units to 21 investors (representing approximately $24.1 million of the aggregate purchase price of such properties) and approximately $1.0 million in cash, and the properties were subsequently contributed to the DCT Joint Venture I in accordance with the terms thereof. For the three months ended March 31, 2008, we distributed approximately $273,000 to our consolidated joint ventures related to the ongoing operations of our real properties.

Off-Balance Sheet Arrangements

As of March 31, 2008, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Assets and Liabilities Measured at Fair Value

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

The valuation of our investments in our CMBS and CDOs is determined using a compilation of observable market information and certain unobservable market assumptions. Observable market information used in these fair market valuations include benchmark interest rates, interest rate curves, and swap curves. Unobservable market assumptions used in the determination of the fair market valuations of our CMBS and CDO investments include market assumptions related to discount rates, default rates, prepayment speeds, review of trustee or investor reports and broker quotes in an inactive market. As a result, we utilize both Level 2 and Level 3 inputs in arriving at its valuation of our investments in CMBS and CDOs. We consider the Level 3 inputs used in determining the fair market value of its investments in CMBS and CDO securities to be significant. As such, all investments in CMBS and CDO securities fall under the Level 3 category of the fair market value hierarchy.

Our investments in CMBS and CDO debt securities had a fair market value of approximately $89.4 million as of March 31, 2008, which represented approximately 4.7% of our total assets. During the three months ended March 31, 2008, we did not have any realized gains or losses from our investments in CMBS and CDO debt securities nor did we record any portion of the unrealized loss from our investments in CMBS and CDO debt securities in earnings. The unrealized losses on our investments in CMBS and CDO debt securities did not affect our results of operations, liquidity or capital resources.

Subsequent Events

For the period from April 1, 2008 to April 30, 2008, we issued approximately 4.9 million shares of our common stock to a total of approximately 440 stockholders for net proceeds of approximately $43.3 million.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies as set forth in Item 7. to Part II of our Annual Report on Form 10-K filed with the Commission on March 27, 2008.

ITEM 3.                               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of March 31, 2008, we had recognized unrealized losses aggregating approximately $44.2 million related to our cash flow derivatives, which have been included in other comprehensive loss in the unaudited condensed consolidated statement of stockholders’ equity included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q. During the three months ended March 31, 2008, aggregate losses of approximately $1.3 million were recorded as interest expense as a result of certain of our hedging activities not meeting the requirements under SFAS No. 133, as follows: (1) approximately $1.1 million related to the hedge ineffectiveness on cash flow hedges due to a change in the estimated timing of the anticipated debt placements and (2) approximately $228,000 related to changes in fair value of derivatives not designated as hedges. See further discussion of our hedging activities in Note 9 to our unaudited condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

ITEM 4.                               CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.  There were no material changes in the Company’s internal control over financial reporting during the first quarter of 2008.

PART II. OTHER INFORMATION

ITEM 1.                               LEGAL PROCEEDINGS

We are not aware of any material pending legal proceedings.

ITEM 1A.                      RISK FACTORS

There have been no material changes to our risk factors as set forth in Item 1A. to Part I of our Annual Report on Form 10-K filed with the Commission on March 27, 2008.

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

During the three months ended March 31, 2008, we redeemed 473,762 shares of common stock pursuant to our share redemption program, as further described in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – January 31, 2008	—	$—	—	—
February 1 – February 29, 2008	—	—	—	—
March 1 – March 31, 2008	473,762	9.22	473,762	—
Total:	473,762	$9.22	473,762	3,589,543

(1)

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

ITEM 3.                              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                              OTHER INFORMATION

Effective July 1, 2008, Sonya J. Rosenbach will resign as principal accounting officer of the Company.

Ms. Rosenbach’s primary duties will be assumed by M. Kirk Scott, who will become Vice President and Controller of the Company effective no later than June 1, 2008.  Mr. Scott will serve as Vice President and Controller of the Company until his successor is elected and qualifies or until his death, resignation or removal in the manner provided in the Company’s bylaws. Since April 11, 2005, the date of the Company’s formation, there have been no transactions, and there are no currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party in which Mr. Scott had, or will have, a direct or indirect material interest.  Prior to joining the Company, from October 2007 until present, Mr. Scott, age 30, was Controller of Denver-based NexCore Group, where he oversaw the accounting function for over 50 entities that are involved, in various capacities, in developing and operating real estate properties primarily focused within the medical office sector.  From April 2006 through September 2007, Mr. Scott was a principal at Lentell & Associates, LLC, where he provided accounting and financial services to various public real estate operating companies, including the Company, DCT Industrial Trust Inc., a publicly traded industrial REIT, and ProLogis, also a publicly traded industrial REIT.  From December 2002 through April 2006, Mr. Scott was Assistant Controller at DCT Industrial Trust Inc. and Dividend Capital Group LLC, where he served in multiple capacities in the real estate accounting departments serving several entities, including Dividend Capital Securities, LLC, Dividend Capital Exchange Facilitators, LLC, Dividend Capital Investments, LLC, as well as Dividend Capital Trust Inc. (currently known as DCT Industrial Trust Inc.), during that company’s growth from inception to more than $2 billion in assets under management.  Prior thereto, Mr. Scott was a senior auditor focused on various commercial real estate assignments with KPMG LLP, the Company’s current auditor.  He has a Bachelor’s Degree in Accounting Cum Laude from the University of Wyoming.

ITEM 6.                              EXHIBITS

a.                       Exhibits

1.1	Dealer Manager Agreement. †

3.1	Dividend Capital Total Realty Trust Inc. Fifth Articles of Amendment and Restatement.†

3.2	Dividend Capital Total Realty Trust Inc. Second Amended and Restated Bylaws. †

4.2	Second Amended and Restated Distribution Reinvestment Plan. †

10.1	Fifth Amended and Restated Advisory Agreement among Dividend Capital Total Realty Trust Inc., Dividend Capital Total Realty Operating Partnership L.P. and Dividend Capital Total Advisors LLC. †

10.2	Property Management Agreement between Dividend Capital Total Realty Trust Inc. and Dividend Capital Property Management LLC.†

10.3	Form of Indemnification Agreement between Dividend Capital Total Realty Trust Inc. and the officers and directors of Dividend Capital Total Realty Trust Inc.†

10.4	Third Amended and Restated Operating Partnership Agreement of Dividend Capital Total Realty Operating Partnership LP.†

10.5	Dividend Capital Total Realty Trust Inc. Equity Incentive Plan.†

10.6	Form of Director Option Agreement.†

10.7	First Amendment to Partnership Agreement between TRT Industrial Fund I LLC and DCT Industrial Fund II LLC.†

10.8	Partnership Agreement between TRT Industrial Fund II LLC and DCT Industrial Fund III LLC.†

10.9	Partnership Agreement of TRT DDR Venture I General Partnership between DDR TRT GP LLC and TRT-DDR Joint Venture I Owner LLC.†

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

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

Date: May 15, 2008	/s/ GUY M. ARNOLD
Guy M. Arnold
President

Date: May 15, 2008	/s/ JOHN E. BIALLAS
John E. Biallas
Chief Financial Officer

EXHIBIT INDEX

1.1	Dealer Manager Agreement. †

3.1	Dividend Capital Total Realty Trust Inc. Fifth Articles of Amendment and Restatement.†

3.2	Dividend Capital Total Realty Trust Inc. Second Amended and Restated Bylaws. †

4.2	Second Amended and Restated Distribution Reinvestment Plan. †

10.1	Fifth Amended and Restated Advisory Agreement among Dividend Capital Total Realty Trust Inc., Dividend Capital Total Realty Operating Partnership L.P. and Dividend Capital Total Advisors LLC. †

10.2	Property Management Agreement between Dividend Capital Total Realty Trust Inc. and Dividend Capital Property Management LLC.†

10.3	Form of Indemnification Agreement between Dividend Capital Total Realty Trust Inc. and the officers and directors of Dividend Capital Total Realty Trust Inc.†

10.4	Third Amended and Restated Operating Partnership Agreement of Dividend Capital Total Realty Operating Partnership LP.†

10.5	Dividend Capital Total Realty Trust Inc. Equity Incentive Plan.†

10.6	Form of Director Option Agreement.†

10.7	First Amendment to Partnership Agreement between TRT Industrial Fund I LLC and DCT Industrial Fund II LLC.†

10.8	Partnership Agreement between TRT Industrial Fund II LLC and DCT Industrial Fund III LLC.†

10.9	Partnership Agreement of TRT DDR Venture I General Partnership between DDR TRT GP LLC and TRT-DDR Joint Venture I Owner LLC.†

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