Form 10-Q
period 2008-06-30
Dividend Capital Total Realty Trust Inc.
filed 2008-08-14
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008, 146,142,617 shares of common stock of Dividend Capital Total Realty Trust Inc., par value $0.01 per share, were outstanding.

Dividend Capital Total Realty Trust Inc.

Form 10-Q

June 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS

DIVIDEND CAPITAL TOTAL REALTY TRUST INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	As of June 30,	As of December 31,
	2008	2007
	(Unaudited)
ASSETS
Investments in real property:
Land	$319,147	$312,191
Building and improvements	807,429	755,425
Intangible lease assets	148,255	147,675
Accumulated depreciation and amortization	(61,617)	(35,616)
Total net investments in real property	1,213,214	1,179,675

Investments in real estate securities	155,526	180,663
Debt related investments, net	123,468	104,091
Total net investments	1,492,208	1,464,429

Cash and cash equivalents	431,912	291,634
Restricted cash	4,668	7,084
Subscriptions receivable	21,238	18,361
Other assets, net	31,909	30,276
Total Assets	$1,981,935	$1,811,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses (including $1,627 and $1,189 due to affiliates as of June 30, 2008 and December 31, 2007, respectively)	$12,242	$10,400
Dividends payable	21,969	16,359
Mortgage notes	591,686	661,683
Other secured borrowings	43,803	37,300
Financing obligations	82,528	106,571
Intangible lease liabilities, net	51,973	24,089
Derivative instruments	23,497	27,949
Other liabilities	7,697	7,618
Total Liabilities	835,395	891,969

Minority Interests	64,636	18,840

Stockholders’ Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none outstanding as of June 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 140,779,540 and 115,295,632 shares issued and outstanding, as of June 30, 2008 and December 31, 2007, respectively	1,408	1,152
Additional paid-in capital	1,267,695	1,037,902
Distributions in excess of earnings	(141,153)	(44,252)
Accumulated other comprehensive income (loss)	(46,046)	(93,827)
Total Stockholders’ Equity	1,081,904	900,975
Total Liabilities and Stockholders’ Equity	$1,981,935	$1,811,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share information)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

REVENUE:
Rental revenue	$27,014	$13,661	$55,226	$21,407
Securities income	4,040	3,990	8,622	5,863
Debt related income	2,592	2,625	4,986	3,885
Total Revenue	33,646	20,276	68,834	31,155

EXPENSES:
Rental expense	7,202	3,756	14,326	5,865
Depreciation and amortization expense	12,546	6,214	25,291	9,632
General and administrative expenses	1,315	1,022	2,052	1,766
Asset management fees, related party	2,901	1,926	5,835	3,191
Total Operating Expenses	23,964	12,918	47,504	20,454

Operating Income	9,682	7,358	21,330	10,701

Other Income (Expenses):
Interest income	2,722	2,649	5,909	5,188
Interest expense	(10,740)	(5,544)	(22,450)	(8,345)
Gain (loss) on derivatives	(7,598)	55	(8,886)	(27)
Gain on extinguishment of debt	9,309	—	9,309	—
Other-than-temporary impairment on securities	(40,699)	—	(65,901)	—

Income (Loss) Before Minority Interests	(37,324)	4,518	(60,689)	7,517

Minority Interests	1,222	137	2,025	125

NET INCOME (LOSS)	$(36,102)	$4,655	$(58,664)	$7,642

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	134,014	81,461	127,455	67,672
Diluted	137,473	81,481	130,069	67,692
NET INCOME PER COMMON SHARE
Basic	$(0.27)	$0.06	$(0.46)	$0.11
Diluted	$(0.27)	$0.06	$(0.46)	$0.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)
(In thousands)

					Accumulated
			Additional	Distributions in	Other	Total
	Common Stock		Paid-in	Excess of	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balances, December 31, 2007	115,296	$1,152	$1,037,902	$(44,252)	$(93,827)	$900,975
Comprehensive loss:
Net loss	—	—	—	(58,664)	—	(58,664)
Net unrealized change from available-for-sale securities	—	—	—	—	40,732	40,732
Cash flow hedging derivatives	—	—	—	—	7,049	7,049
Comprehensive loss	—	—	—	—	—	(10,883)

Issuance of common stock, net of offering costs	26,675	268	240,723	—	—	240,991
Redemptions of common stock	(1,191)	(12)	(10,936)	—	—	(10,948)
Amortization of stock based compensation	—	—	6	—	—	6
Distributions on common stock	—	—	—	(38,237)	—	(38,237)

Balances, June 30, 2008	140,780	$1,408	$1,267,695	$(141,153)	$(46,046)	$1,081,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2008	2007

OPERATING ACTIVITIES:
Net income (loss)	$(58,664)	$7,642
Minority interests	(2,025)	(125)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate depreciation and amortization expense	25,291	9,640
Other depreciation and amortization	(126)	395
Loss on derivatives	8,886	27
Gain on extinguishment of debt	(9,309)	28
Impairment of available-for-sale securities	65,901	—
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	2,415	(10,225)
Increase in other assets	(4,379)	(7,038)
Increase (decrease) in accounts payable and accrued expenses	(73)	5,485
Increase in other liabilities	586	1,540
Net cash provided by operating activities	28,503	7,369

INVESTING ACTIVITIES:
Investment in real property	(31,655)	(476,088)
Increase in deferred acquisition costs	(494)	(8,973)
Investment in real estate securities	—	(191,381)
Principal collections on real estate securities	41	—
Investment in debt related investments	(8,609)	(85,792)
Principal collections on debt related investments	—	4,353
Net cash used in investing activities	(40,717)	(757,881)

FINANCING ACTIVITIES:
Mortgage note proceeds	52,680	320,057
Mortgage note principal repayments	(113,310)	—
Financing obligation proceeds	31,840	34,783
Proceeds from minority interest contributions	812	14,836
Proceeds from sale of common stock	238,620	605,100
Offering costs for issuance of common stock, related party	(20,514)	(56,437)
Redemption of common shares	(10,948)	(504)
Distributions to minority interest holders	(2,897)	(506)
Distributions to common stockholders	(12,162)	(4,502)
Other financing activities	(11,629)	(11,650)
Net cash provided by financing activities	152,492	901,177

NET INCREASE IN CASH AND CASH EQUIVALENTS	140,278	150,665

CASH AND CASH EQUIVALENTS, beginning of period	291,634	67,314
CASH AND CASH EQUIVALENTS, end of period	$431,912	$217,979

Supplemental Disclosure of Cash Flow Information:
Assumed mortgages	$—	$5,591
Amount issued pursuant to the distribution reinvestment plan	$20,465	$6,278
Cash paid for interest	$22,351	$6,539
Issuances of OP Units for tenancy in common interests	$54,886	$—
Non-cash financing for debt related investment	$10,753	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                       ORGANIZATION

Dividend Capital Total Realty Trust Inc. is a Maryland corporation formed on April 11, 2005 to invest in a diverse portfolio of real properties, real estate securities and debt related investments. As used herein, “the Company,” “we,” “our” and “us” refer to Dividend Capital Total Realty Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires.

We operate in a manner intended to qualify as a real estate investment trust (“REIT”) for federal income tax purposes, commencing with the taxable year ended December 31, 2006, when we first elected REIT status. We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through our operating partnership, Dividend Capital Total Realty Operating Partnership, L.P. (the “Operating Partnership”).

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

Since our inception on April 11, 2005, we have raised equity capital through (i) selling shares of our common stock through our public offerings, (ii) reinvestment of dividends through our distribution reinvestment plan and (iii) our Operating Partnership’s private placement offerings of undivided tenancy-in-common interests. As of June 30, 2008, (i) we had sold approximately 135.1 million shares of our common stock for net proceeds of approximately $1.2 billion, (ii) we had issued approximately 5.7 million shares of our common stock for net proceeds of approximately $54.9 million pursuant to our distribution reinvestment plan and (iii) our Operating Partnership had raised approximately $138.3 million from the sale of undivided tenancy-in-common interests in certain properties.

We use our capital to invest in a diverse portfolio of (i) direct investments in real properties, consisting of office, industrial, retail, multifamily, hospitality and other properties, primarily located in North America, (ii) investments in real estate securities, including securities issued by other real estate companies, commercial mortgage-backed securities (“CMBS”), collateralized debt obligations (“CDOs”) and similar investments and (iii) certain debt related investments, including originating and participating in mortgage loans secured by real estate, junior portions of first mortgages on commercial properties (“B-notes”), mezzanine debt and other related investments.

As of June 30, 2008, we had gross investments of approximately $1.6 billion, comprised of approximately (i) $1.3 billion in real property, (ii) $155.5 million in real estate securities and (iii) $123.5 million in debt related investments.

2.                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, these statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of December 31, 2007 and related notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 27, 2008.

Principles of Consolidation

Due to the Company’s control of the Operating Partnership through its sole general partnership interest and the limited rights of the limited partners, the Operating Partnership is consolidated with the Company and limited partner interests are reflected as minority interests in the accompanying condensed consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

Our condensed consolidated financial statements also include the accounts of our consolidated subsidiaries and joint ventures through which we are the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51 (“FIN No. 46(R)”), or through which we have a controlling interest. In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which it will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both.

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

Generally, we consolidate real estate partnerships and other entities that are not variable interest entities (as defined by FIN No. 46(R)) when we own, directly or indirectly, a majority voting interest in the entity. Our analysis of whether we consolidate real estate partnerships and other entities that are not variable interest entities is performed pursuant to various accounting pronouncements including: (i) Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, (ii) ARB No. 51, Consolidated Financial Statements (“ARB No. 51”) and (iii) AICPA Statement of Position 78-9, Accounting for Investments in Real Estate Ventures.

Investments

Real Property

We capitalize direct costs associated with the acquisition, development or improvement of real property, including acquisition fees paid to the Advisor. Costs associated with the pursuit of acquisitions or developments are capitalized as incurred and, if the pursuit is abandoned, these costs are expensed in the period in which the pursuit is abandoned. Costs associated with the improvement of our real property assets are also capitalized as incurred. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. The results of operations for acquired real property are included in our accompanying condensed consolidated statements of operations from their respective acquisition dates.

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

We record acquired “above” and “below-market” leases at their fair value equal to the difference between the contractual amounts to be paid pursuant to each in-place lease and management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining term of the lease plus the term of any below-market fixed-rate renewal option periods for below-market leases. In addition, we allocate a portion of the purchase price of an acquired property to the estimated value of customer relationships, if any. As of June 30, 2008, we had not recorded any estimated value to customer relationships.

Intangible in-place lease assets are amortized over the corresponding lease term. Above market lease assets are amortized as a reduction in rental revenue over the corresponding lease term. Below market lease liabilities are amortized as an increase in rental revenue over the corresponding lease term, plus any applicable fixed-rate renewal option periods. The following table summarizes the amounts we have incurred in amortization expense for intangible lease assets and adjustments to rental revenue for above market lease assets and below market lease liabilities for the three and six months ending June 30, 2008 and 2007 related to intangible lease assets and liabilities (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Intangible Lease Assets/Liabilities
Intangible lease assets	$6,750	$3,258	$13,868	$5,059
Above market lease assets	751	365	1,501	601
Below market lease liabilities	(240)	(366)	(1,489)	(593)
Total Intangible Lease Assets/Liabilities	$7,261	$3,257	$13,880	$5,067

We expense any unamortized intangible asset or record an adjustment to rental revenue for any unamortized above market lease asset or below market lease liability when a tenant terminates a lease before the stated lease expiration date. For the three and six months ended June 30, 2008, as a result of early lease terminations we wrote off (i) intangible in-place lease assets of approximately $340,000 and $778,000, respectively, (ii) above market lease assets of $12,000 and $12,000, respectively, and (iii) below market lease liabilities of approximately $13,000 and $145,000, respectively. There were no early terminations of leases for the three or six months ended June 30, 2007.

During the second quarter of 2008, we identified a misstatement related to our accounting treatment of below market lease liabilities. Prior to the three months ended June 30, 2008, we valued below market leases using the non-cancelable lease terms and amortized such amounts over the same term to rental revenue. During the three months ended June 30, 2008, we corrected a error with respect to below market leases whereby the valuation and the subsequent amortization period now considers fixed-rate renewal option periods to conform to the interpretive guidance of SFAS No. 141. This misstatement resulted in a net understatement of the total amount recorded to building and improvements in our historic consolidated balance sheets by approximately $28.8 million and $25.1 million as of March 31, 2008 and December 31, 2007, respectively. Furthermore, this misstatement resulted in a net understatement of our intangible lease liabilities in our historic consolidated balance sheets by approximately $30.0 million and $25.8 million as of March 31, 2008 and December 31, 2007, respectively. The impact of the misstatement to our consolidated statements of operations for the three months ended March 31, 2008 and the year ended December 31, 2007, was (i) an overstatement of rental revenue of approximately $282,000 and $481,000, respectively, (ii) an understatement of depreciation and amortization of approximately $149,000 and $214,000, respectively, and (iii) an understatement of net loss by approximately $431,000 for the three months ended March 31, 2008 and an overstatement of net income by approximately $695,000 for the year ended December 31, 2007. We believe neither the origination nor the correction of the misstatement was material quantitatively or qualitatively to our financial statements for the prior periods affected or for the three months ended June 30, 2008, the period in which we made our cumulative adjustment to correct the misstatement. The correction of this misstatement in the current period had the following impact on the condensed consolidated statement of operations for the three and six months ended June 30, 2008, (i) a decrease to rental revenues of approximately $763,000 and $481,000, respectively, (ii) an increase in to depreciation expense of approximately $363,000 and $214,000, respectively and (iii) an increase in net loss of approximately $1.1 million and $695,000, respectively.

Real Estate Securities

As of June 30, 2008 and December 31, 2007, investments in real estate securities consisted of preferred equity securities, CMBS and CDOs. SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), requires the Company to classify its investments in real estate securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its investments in real estate securities until maturity, it may, from time to time sell any of these assets as part of the overall management of its portfolio. As of June 30, 2008 and December 31, 2007, all of the Company’s real estate securities were classified as available-for-sale. All assets classified as available-for-sale are reported at Management’s estimate of fair value, which considers market prices from independent sources, and temporary unrealized gains and losses are excluded from earnings and reported as a separate component within stockholders’ equity referred to as other comprehensive income (loss).

Debt Related Investments

As of June 30, 2008, we held debt related investments that consisted of (i) one mortgage loan, (ii) four B-notes and (iii) three mezzanine loans. As of December 31, 2007, we held debt related investments that consisted of (i) one mortgage loan, (ii) four B-notes and (iii) two mezzanine loans.  Debt related investments are considered held-to-maturity, as we have both the intent and ability to hold these investments until maturity. Accordingly, these assets are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loans or investments are deemed to be impaired.

Revenue Recognition

Revenue Recognition – Real Property

We record rental revenue for the full term of each lease on a straight-line basis. Certain properties have leases that offer the tenant a period of time where no rent is due or where rent payments increase during the term of the lease. Accordingly, we record a receivable from tenants for rent that we expect to collect over the remaining lease term rather than currently, which is recorded as straight-line rents receivable. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation. For the three and six months ended June 30, 2008, the total increase to rental revenue due to straight-line rent adjustments was approximately $1.1 million and $2.8 million, respectively; for the same periods in 2007 the total increase to rental revenue was approximately $435,000 and $730,000, respectively.

Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as rental revenue. Tenant recovery income recognized as rental revenue for the three and six months ended June 30, 2008 was approximately $5.7 million and $11.1 million, respectively. Tenant recovery income recognized as rental revenue for the three and six months ended June 30, 2007 was approximately $2.8 million and $4.4 million, respectively.

Revenue Recognition – Real Estate Securities

Interest income on CMBS and CDO investments is recognized using the interest method as required by EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF No. 99-20”), on an accrual basis. Dividend income on preferred securities is recognized on the date the dividend is earned. Discounts or premiums on our investments in securities are accreted into interest income on an effective yield or “interest” method, based upon a comparison of actual and expected cash flows, through the expected maturity date (if any) of the securities. Upon settlement of securities, the excess (or deficiency) of net proceeds over the net carrying value of such security or loan is recognized as a gain (or loss) in the period of settlement.

Revenue Recognition — Debt Related Investments

Interest income on debt related investments is recognized over the life of the investment using the effective interest method and recognized on an accrual basis. Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan. Anticipated exit fees, where collection is expected, are also recognized over the term of the loan. Fees on commitments that expire unused are recognized at expiration. Fees received in exchange for the credit enhancement of another lender, either subordinate or senior to us, in the form of a guarantee are recognized over the term of that guarantee using the straight-line method.

Impairment

Impairment — Real Property

We review our investments in real property individually on a quarterly basis, and more frequently when such an evaluation is warranted, to determine their appropriate classification, as well as whether there are indicators of impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The investments in real property are either classified as held-for-sale or held-and-used based on outlined criteria in SFAS No. 144. As of June 30, 2008 and December 31, 2007, all of our investments in real property had been analyzed and appropriately classified as held-and-used. These held and used assets are reviewed for indicators of impairment which may include, among others, each tenant’s inability to make rent payments, operating losses or negative operating trends at the property level, notification by a tenant that it will not renew its lease, a decision to dispose of a property or adverse changes in the fair value of any of our properties. If indicators of impairment exist on a held and used asset, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is greater than the current net book value, in accordance with SFAS No. 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is less than its current net book value, we recognize an impairment loss for the difference between the net book value of the property and its estimated fair value. If a property is classified as held-for-sale, we recognize an impairment loss if the current net book value of the property exceeds its fair value less selling costs. If our assumptions, projections or estimates regarding a property change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the property. As of June 30, 2008 and December 31, 2007, we had not recorded any impairment charges to our real properties.

Impairment — Real Estate Securities

In accordance with FASB Staff Position No. 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS No. 115-1/124-1”) and EITF No. 99-20, as applicable, we evaluate debt and equity securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. When the fair value of a real estate security is less than its amortized cost for an extended period, we consider whether there is an other-than-temporary impairment in the value of the security. Consideration is given to (i) the length of time and the extent to which the fair value has been lower than carrying value, (ii) the financial condition and near-term prospects of the issuer, (iii) whether the decline in the fair value below our amortized cost indicates that market participants’ expectations of  the underlying cash flows have been adversely affected and  (iv) our intent and ability to hold an investment for a reasonable period of time sufficient to allow for a forecasted recovery of fair value. If, in our judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to its fair value as of the respective balance sheet date, and the respective unrealized loss is reclassified from accumulated other comprehensive loss and realized as a increase to net loss. Significant judgments, including making assumptions regarding the estimated prepayments, loss assumptions and changes in interest rates, are required in determining impairment. See Note 4 for additional discussion of impairment of real estate securities.

Impairment — Debt Related Investments

We review our debt related investments on a quarterly basis, and more frequently when such an evaluation is warranted, to determine if impairment exists in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”). A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the agreement. When a loan is deemed impaired, the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. As of June 30, 2008 and December 31, 2007, there were no impairment losses recognized for our debt related investments in the accompanying condensed consolidated statements of operations.

Derivative Instruments and Hedging Activities

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, we record all derivative instruments in the accompanying condensed consolidated balance sheets at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. Derivative instruments used to hedge exposure to changes in the fair value of an asset, liability, or firm commitments attributable to a particular risk, such as interest rate risk, are considered “fair value” hedges. Derivative instruments used to hedge exposure to variability in expected future cash flows, such as future interest payments, or other types of forecasted transactions, are considered “cash flow” hedges.

For derivative instruments designated as cash flow hedges, the changes in the fair value of the derivative instrument that represents changes in expected future cash flows which are effectively hedged by the derivative instrument are initially reported as other comprehensive income (loss) in the condensed consolidated statement of stockholders’ equity until the derivative instrument is settled. Upon settlement, the effective portion of the hedge is recognized as other comprehensive income (loss) and amortized over the term of the designated cash flow or transaction the derivative instrument was intended to hedge. The change in value of any derivative instrument that is deemed to be ineffective is charged directly to earnings when the determination of ineffectiveness is made. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative instrument with the changes in fair value or cash flows of the designated hedged item or transaction. We do not use derivative instruments for trading or speculative purposes. Additionally, we have an interest rate collar and an interest rate cap that are not designated as hedges pursuant to the requirements of SFAS No. 133. These derivatives are not speculative and are used to manage exposure to interest rate volatility.

Concentration of Credit Risk and Other Risks and Uncertainties

The values of many of the securities that we hold are sensitive to the volatility of the credit markets, and many of our securities may continue to be adversely affected by future developments. In addition, to the extent that uncertainty in the credit market continues and/or intensifies, it may have the potential to materially affect both the value and liquidity of our securities portfolio, as well as the availability or the terms of financing that we may potentially utilize in order to leverage our securities portfolio. Continued credit market volatility and uncertainty may also cause certain market indicators of impairment to persist, leading to further potential impairment charges and/or permanent losses in our CMBS and CDO investments.

If we were forced to liquidate our securities portfolio into the current market, we would experience significant losses on these investments. However, we currently have both the intention and the ability to hold our real estate securities assets to maturity or until potential recovery in fair market value, although from time to time we may sell any of these assets as part of our overall management of the investment portfolio. We have not invested in any CMBS and CDOs which contain assets that could be classified as sub-prime residential mortgages. As such, we currently do not have direct exposure to the sub-prime residential lending market. We are not currently aware of any material deterioration in the credit quality or performance of the underlying loans that comprise our CMBS and CDO assets.

The recent market volatility and lack of liquidity has also made the valuation process pertaining to certain of our securities assets extremely difficult, particularly our CMBS and CDO assets. Our estimate of the value of these investments includes consideration of independent pricing agency valuations. However, the methodologies that are used in valuing individual investments are generally based on a variety of estimates and assumptions specific to the particular investments, and therefore actual results related to the investments often vary materially from such estimates and assumptions.

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

We currently do not know the full extent to which the recent U.S. credit market disruptions will continue to affect us. However, based upon our available cash balances and outstanding borrowings, we believe we have sufficient liquidity to hold our real estate securities assets to maturity, and we are not dependent upon selling these investments in order to fund our operations or to meet our existing debt service requirements.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. Estimates and assumptions are reviewed periodically and the effects of any such revisions are recorded in the period that the revision is determined to be necessary.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements–an amendment of ARB No. 51 (“SFAS No. 160”), which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 is effective January 1, 2009, and early adoption is not permitted. We are currently evaluating the impact the adoption of SFAS No. 160 will have on our results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). This Statement amends SFAS No. 133 to provide additional information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. The Statement requires enhanced disclosures about an entity’s derivatives and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the application of SFAS No. 161 and anticipates the Statement will not have an effect on its results of operations or financial position as the Statement only provides for new disclosure requirements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). Under SFAS No. 162, the FASB is responsible for identifying the sources of accounting principles and providing entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is SFAS No. 162 to achieve that result.  The FASB does not expect that SFAS No. 162 will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of SFAS No. 162 results in a change in practice.  SFAS No. 162 shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight FASB (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

3.                       INVESTMENTS IN REAL PROPERTY

Our consolidated investments in real property consist of investments in office and office/R&D, industrial and retail properties. The following tables summarize our consolidated investments in real property as of June 30, 2008 and December 31, 2007 (amounts in thousands):

Real Property	Land	Building and Improvements	Intangible Lease Assets	Gross Investment Amount	Intangible Lease Liabilities	Total Investment Amount
As of June 30, 2008:
Office and office/R&D properties	$78,228	$169,039	$47,168	$294,435	$(2,830)	$291,605
Industrial properties	45,705	258,237	33,905	337,847	(8,606)	329,241
Retail properties	195,214	380,153	67,182	642,549	(44,882)	597,667
Total gross book value	$319,147	$807,429	$148,255	$1,274,831	$(56,318)	$1,218,513

Accumulated depreciation/amortization	—	(27,251)	(34,366)	(61,617)	4,345	(57,272)

Total net book value	$319,147	$780,178	$113,889	$1,213,214	$(51,973)	$1,161,241

As of December 31, 2007:
Office and office/R&D properties	$78,228	$164,592	$47,393	$290,213	$(2,826)	$287,387
Industrial properties	43,328	230,335	32,666	306,329	(3,211)	303,118
Retail properties	190,635	360,498	67,616	618,749	(21,052)	597,697
Total gross book value	$312,191	$755,425	$147,675	$1,215,291	$(27,089)	$1,188,202

Accumulated depreciation/amortization	—	(15,472)	(20,144)	(35,616)	3,000	(32,616)

Total net book value	$312,191	$739,953	$127,531	$1,179,675	$(24,089)	$1,155,586

Acquisition Activity

During the six months ended June 30, 2008, we acquired one industrial property (“Westport”) for a total investment amount of approximately $25.5 million, comprising approximately 502,000 net rentable square feet.  Westport is located in the Central Pennsylvania market and is 100% occupied. Westport is 100% owned by us and is subject to the terms of the DCT Joint Venture I. (See Note 12 for details of DCT Joint Venture I.)

4.                       INVESTMENTS IN REAL ESTATE SECURITIES

As of June 30, 2008, the fair market value of our real estate securities investments was approximately $155.5 million, consisting of $69.2 million for our investments in preferred equity securities and $86.4 million for our investments in CMBS and CDOs. As of December 31, 2007, the fair market value of our real estate securities was approximately $180.7 million, consisting of $75.5 million for our investments in preferred equity securities and $105.2 million for our investments in CMBS and CDOs. The following table describes our real estate securities investments in more detail as of June 30, 2008 and December 31, 2007 (dollar amounts in thousands).

	Number of	Amount Invested as of		Fair Value as of		Average	Weighted Average Maturity in Years as of
Security Type	Holdings	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007	Ratings (1) (2)	June 30, 2008 (2) (3)

Preferred Equity	24	$102,725	$102,725	$69,175	$75,489	N/A	N/A
CDO	15	139,876	139,917	84,541	102,260	BB+	7.8
CMBS	2	4,019	4,019	1,810	2,914	BB+	7.8
Total	41	$246,620	$246,661	$155,526	$180,663

(1) We use Standard and Poor’s credit ratings as our source for this calculation. Approximately 84% of our preferred securities, based on acquisition cost, do not have publicly available ratings.

(2) Weighted by relative values of the amount invested as of June 30, 2008.

(3) Our preferred equity securities are perpetual in nature and do not have stated maturity dates. Therefore they have been excluded from this computation.

The following table describes our securities income from real estate securities investments in more detail for the three and six months ended June 30, 2008 and 2007 (dollar amounts in thousands).

	Number	Securities Income				Weighted Average Yield
	of	For the Three Months Ended June 30,		For the Six Months Ended June 30,		as of June 30,
Security Type	Holdings	2008	2007	2008	2007	2008 (1)

Preferred Equity	24	$1,892	$1,427	$3,941	$2,189	8.0%
CDO	15	2,080	2,471	4,541	3,522	5.7%
CMBS	2	68	92	140	152	7.5%
Total	41	$4,040	$3,990	$8,622	$5,863	6.7%

(1) Weighted average yield is calculated on an unlevered basis using the average amount invested for each security type. Yields for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of June 30, 2008 for purposes of this table.

Other-than-Temporary Impairment

During the three and six months ended June 30, 2008, we recorded impairment charges totaling approximately $40.7 million and $65.9 million, respectively, related to other-than-temporary impairment of our real estate securities. This impairment charge was comprised of (i) impairment charges of approximately $7.5 million and $32.7 million, for the three and six months ended June 30, 2008, respectively, (related to 11 and 21 of our preferred equity securities, respectively, for the three and six months ended June 30, 2008) and (ii) impairment charges of approximately $33.2 million, for the three and six months ended June 30, 2008, respectively, related to five of our CDO securities. These impairment charges are reflected in the accompanying condensed consolidated statements of operations. The other-than-temporary impairment charged to our preferred equity securities was determined primarily based upon consideration of the length of time over which these securities had experienced a decline in market value, as well as the severity of such decline. The other-than-temporary impairment charge to our CDOs was determined in accordance with EITF No. 99-20 and considered management’s judgment of market participants’ expectations of the underlying cash flows and whether those market participants expect the underlying cash flows to have been adversely affected. During the same period in 2007 we did not record any impairment charges to our real estate securities.

Unrealized Losses

As of June 30, 2008, the net balance in other comprehensive income (loss) specific to our real estate securities was approximately $25.4 million. This amount is included in the accompanying condensed consolidated statement of stockholders’ equity as other comprehensive income (loss) and consists of 21 securities in a $26.7 million loss position and 20 securities in a $1.3 million gain position. The following tables present the unrealized losses and estimated fair values of our real estate securities investments by length of time that such securities have been in a continuous unrealized loss position at June 30, 2008 and December 31, 2007. For purposes of the following table, for securities which we have previously recorded an other-than-temporary impairment charge, the unrealized loss amount (if any) is determined based on comparing the current fair market value to the fair value recorded as of the most recent impairment date (dollar amounts in thousands).

	Less Than 12 Months			12 Months or Greater			Total
Type of Security	Number of Holdings	Fair Value	Gross Unrealized Loss	Number of Holdings	Fair Value	Gross Unrealized Loss	Number of Holdings	Fair Value	Gross Unrealized Loss

As of June 30, 2008:
Preferred Equity	9	$39,104	$2,163	—	$—	$—	9	$39,104	$2,163
CMBS and CDOs	—	—	—	12	67,466	24,535	12	67,466	24,535
Total	9	$39,104	$2,163	12	$67,466	$24,535	21	$106,570	$26,698

As of December 31, 2007:
Preferred Equity	23	$74,948	$27,033	1	$541	$204	24	$75,489	$27,237
CMBS and CDOs	15	98,074	35,971	2	7,101	2,951	17	105,175	38,922
Total	38	$173,022	$63,004	3	$7,642	$3,155	41	$180,664	$66,159

Based upon our intent and ability to hold these real estate securities for a reasonable period of time sufficient to allow for a forecasted recovery of fair value, the continued performance of the issuer or the underlying collateral, as well as the continued performance of the underlying cash flows, the gross unrealized loss of approximately $26.7 million is considered to be temporary and, as a result, no additional impairment losses related to the real estate securities in the above table have been recognized.

Investment Activity

During the six months ended June 30, 2008, we did not invest in any additional real estate securities.

5.                       DEBT RELATED INVESTMENTS

As of June 30, 2008, we had approximately $123.5 million in debt related investments. The following table describes our debt related investments in more detail as of June 30, 2008 and December 31, 2007 (dollar amounts in thousands).

	Number of Investments as of		Net Investment as of		Weighted Average
	June 30,	December 31,	June 30,	December 31,	Maturity in
Investment Type	2008	2007	2008	2007	Years (2)

Mortgage loan (1)	1	1	$27,997	$28,000	0.8
B-notes	4	4	51,933	51,942	3.2
Mezzanine debt	3	2	43,538	24,149	5.5
Total	8	7	$123,468	$104,091	3.5

(1) Under the loan agreement for the mortgage loan, we have a conditional obligation to fund additional aggregate borrowings of approximately $987,000.

(2) Weighted by the relative investment amounts.

The following table describes our debt related income in more detail for the three and six months ended June 30, 2008 and 2007 (dollar amounts in thousands).

	Debt Related Income
	For the Three Months		For the Six Months		Weighted Average
	Ended June 30,		Ended June 30,		Yield as of June 30,
Investment Type	2008	2007	2008	2007	2008 (1)

Mortgage loan	$790	$891	$1,435	$1,185	8.5%
B-notes	953	1,163	2,012	1,839	7.2%
Mezzanine debt	849	571	1,539	861	9.7%
Total	$2,592	$2,625	$4,986	$3,885	8.1%

(1) Weighted average yield is calculated on an unlevered basis using the average amount invested for each security type. Yields for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of June 30, 2008 for purposes of this table.

Investment Activity

During the six months ended June 30, 2008, we acquired one mezzanine debt investment (the “Greensboro Park Mezzanine Loan”) for a gross investment amount of approximately $16.7 million, which includes approximately $165,000 of an acquisition fee payable to our Advisor, and advanced additional amounts of approximately $2.6 million related to an existing mezzanine debt investment. The Greensboro Park Mezzanine Loan was acquired on May 20, 2008 and is secured by an equity interest in an office property located in the Washington, D.C. market. We acquired the loan at a $1.8 million discount to par value. The Greensboro Park Mezzanine Loan matures in June 2012. We paid for the Greensboro Park Mezzanine Loan through a combination of net proceeds from our public and private offerings and debt financing (see Note 6 for discussion of this debt financing).

6.                       DEBT OBLIGATIONS

We use and intend to continue to use secured debt as a means of providing additional capital for the acquisition of real property, real estate securities and debt related investments. As of June 30, 2008 and December 31, 2007 we had

outstanding debt obligations of approximately $635.5 million and $699.0 million, respectively. These borrowings were comprised of mortgage notes and various other secured borrowings as of June 30, 2008 and December 31, 2007 of approximately $591.7 million and $661.7 million, respectively, and other secured borrowings of approximately $43.8 million and $37.3 million, respectively.

Mortgage Notes

The following table describes our mortgage notes in more detail as of June 30, 2008 and December 31, 2007 (dollar amounts in thousands).

	Weighted Average Interest Rate as of		Outstanding Balance as of		Net Book Value of Real Property Securing Mortgage Notes as of
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Fixed rate mortgages	5.71%	5.90%	$541,540	$490,797	$817,219	$732,327
Floating rate mortgages (1)	4.04%	6.03%	50,146	170,886	62,112	248,327
Total / weighted average	5.57%	5.93%	$591,686	$661,683	$879,331	$980,654

(1) As of June 30, 2008 and December 31, 2007, floating-rate mortgage notes were subject to interest rates at spreads of 1.40% to 1.60% and 0.95% to 1.60%, respectively, over one-month LIBOR.

As of June 30, 2008, 14 mortgage notes were interest only and 10 mortgage notes were fully amortizing with outstanding balances of approximately $492.6 million and $99.1 million, respectively. Mortgage notes outstanding as of June 30, 2008 had maturity dates ranging from June 2009 through September 2036. Certain mortgage notes require us to maintain certain limited financial covenants, all of which were met as of June 30, 2008.

Loan Extinguishment

On May 19, 2008, we repaid floating-rate debt that had been previously secured by 17 retail properties that had been acquired as part of our New England Retail Portfolio purchased in 2007. The floating-rate debt consisted of an interest-only, secured floating-rate senior loan (the “New England Mortgage Loan”) and an interest-only floating-rate mezzanine loan (the “New England Mezzanine Loan”). As of May 19, 2008, the outstanding aggregate principal balance under the New England Mortgage Loan and the New England Mezzanine Loan was approximately $121.9 million.

We repaid the total outstanding aggregate principal balance of both loans in the amount of approximately $111.5 million, representing an approximate $10.4 million discount, or 91.5% of par, from the outstanding aggregate principal balance without penalty and in complete satisfaction of our repayment obligations under the New England Mortgage Loan and the New England Mezzanine Loan agreements. In the accompanying condensed consolidated statements of operations, this discount is presented as a gain on extinguishment of debt, net of approximately $1.1 million of unamortized deferred loan costs.

Borrowing Activity

During the six months ended June 30, 2008, we obtained approximately $51.5 million in new mortgage debt financing, which was comprised of two separate cross-collateralized mortgages loans, as described further below.

DCT Joint Venture Mortgage Loan—The first loan (the “DCT Joint Venture Mortgage Loan”) is a cross-collateralized mortgage note secured by five of our industrial properties held in DCT Joint Venture I (see Note 12 for a discussion of DCT Joint Venture I). Total loan proceeds from the DCT Joint Venture Mortgage Loan were approximately $28.2 million. The DCT Joint Venture Mortgage Loan bears interest at a fixed-rate of 5.94% and amortizes over a 30 year term. The DCT Joint Venture Mortgage Loan has a maturity date of July 2015.

New England Portfolio Mortgage Loan — The second loan (the “New England Portfolio Mortgage Loan”) is a cross-collateralized mortgage note secured by two of our directly owned retail properties located in the Northeast Region of the United States. Total loan proceeds from the New England Portfolio Mortgage Loan were approximately $23.3 million. The New England Portfolio Mortgage Loan bears interest at a fixed-rate of 6.02% and amortizes over a 30 year term. The New England Portfolio Mortgage Loan has a maturity date of July 2015.

Other Secured Borrowings

Borrowings Secured by Debt Related Investments

To partially finance the acquisition of the Greensboro Park Mezzanine Loan, we obtained a floating-rate loan with an outstanding principal balance of approximately $10.8 million that bears interest based on a spread of 1.50% over the one-month LIBOR rate.  The loan was used to acquire the Greensboro Park Mezzanine Loan debt related investment and has a maturity date that is coterminous with the maturity of the Greensboro Park Mezzanine Loan, which occurs in 2012.

Securities Margin Account

In July 2006, we established a securities margin account with an independent, third-party commercial lender intended to enable us to borrow funds for various purposes secured by our preferred equity securities (see Note 4). As of June 30, 2008, the fair market value of the preferred equity securities which serve as collateral for the securities margin account was approximately $69.2 million. Pursuant to this securities margin account, we have the capacity to borrow up to 65% of the market value of any eligible real estate security held in the account. As of June 30, 2008 and December 31, 2007, approximately $33.1 million and $37.3 million, respectively, was outstanding on the securities margin account. The borrowings were used for general corporate and investment purposes. Borrowings associated with this securities margin account are charged interest at a rate of one-month LIBOR plus 50 basis points, and as of June 30, 2008, the interest rate on the securities margin account was 2.96%. For the three and six months ended June 30, 2008, we incurred interest expense for the securities margin account of approximately $261,000 and $624,000, respectively.  For the three and six months ended June 30, 2007, no interest expense was incurred on the securities margin account.

7.                       HEDGING ACTIVITIES

As of June 30, 2008, we had entered into the following derivative instrument transactions to hedge our exposure to the variability in future cash flows for debt issuances and forecasted debt issuances related to prospective real property acquisitions: (i) four LIBOR-based forward starting swaps hedging cash flows in anticipation of expected future ten-year, fixed-rate debt issuances of approximately $350 million, (ii) a three-year, zero cost collar associated with a floating-rate mortgage note related to the acquisition of an office property and (iii) a two-year LIBOR-based interest rate cap.

As of June 30, 2008 and December 31, 2007, derivatives with a fair value of approximately $23.5 million and $27.9 million, respectively, were included in derivative instruments as a liability. As of June 30, 2008 and December 31, 2007, the net unrealized loss on our derivatives was approximately $20.6 million and $27.7 million, respectively, as reflected in the accompanying condensed consolidated statement of stockholders’ equity as accumulated other comprehensive income (loss). For hedges of existing variable-rate debt, the amounts reported in accumulated other comprehensive income (loss) will be reclassified to interest expense as interest payments are made on the issued variable-rate debt. For hedges of forecasted issuances of fixed-rate debt, amounts reported in accumulated other comprehensive income (loss) will be reclassified to interest expense as interest payments are made on the fixed-rate debt after the debt has been issued.

Loan Extinguishment

 As discussed in Note 6, on May 19, 2008, we fully repaid floating-rate debt that had been secured by 17 retail properties that had been acquired as part of the New England Retail Portfolio. As of June 30, 2008, we maintained a related two-year LIBOR-based interest rate cap in connection with the variable rate mortgage debt that was repaid. Due to the repayment, this interest rate cap no longer qualifies for hedge accounting. As of June 30, 2008, the interest rate cap had a net asset value of approximately $3,000.

Fixed-rate Debt Issuances

During the six months ended June 30, 2008, we obtained approximately $51.5 million in mortgage debt financing secured by seven of our real properties, which qualified for hedged accounting (see Note 6). As a result, we cash settled a proportionate notional amount of one of our LIBOR-based forward starting swaps at a loss of approximately $4.8 million, which was included in accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets and will be amortized over the life of the related fixed-rate debt.

Gain (Loss) on Derivatives

During the three months ended June 30, 2008, we determined that it was no longer probable that previously forecasted issuances of fixed-rate debt related to a $70.4 million portion of one of our LIBOR-based forward starting swaps would be issued within the timeframe specified in its corresponding hedge designation memorandum. As a result of the discontinuance of this cash flow hedge, approximately $6.2 million was reclassified from other comprehensive income (loss)

to gain (loss) on derivatives.

During the three and six months ended June 30, 2008, hedge ineffectiveness of approximately $1.6 million and $2.6 million, respectively, has been reflected in the accompanying condensed consolidated statements of operations as gain (loss) on derivatives due to a change in the forecasted dates for debt issuances hedged by our remaining forward starting swaps.

The change in fair value of derivatives not designated as hedges was approximately $(182,000) and $46,000 for the three and six months ended June 30, 2008, respectively, and has been included in the accompanying condensed consolidated statements of operations as a net (decrease) increase to gain (loss) on derivatives. For the same periods in 2007, $27,000 has been included in the accompanying condensed consolidated statements of operations as an increase to interest expense for these derivatives.

8.                       THE OPERATING PARTNERSHIP’S PRIVATE PLACEMENT

The Operating Partnership is currently offering undivided tenancy-in-common interests in certain properties to accredited investors in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). We anticipate that these tenancy-in-common interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). The properties owned by the tenancy-in-common interests sold to accredited investors are 100% leased by the Operating Partnership. Additionally, the Operating Partnership is given a purchase option giving it the right, but not the obligation, to acquire the tenancy-in-common interests from the investors at a later point in time in exchange for partnership units in the Operating Partnership representing limited partnership interest (“OP Units”). Under a prior program administered by the Operating Partnership, such options were granted in the lease itself, and the Operating Partnership continues to hold these options as well.

Our Operating Partnership will pay certain up-front fees and reimburse certain related expenses to our Advisor, the Dealer Manager and Dividend Capital Exchange Facilitators LLC (the “Facilitator”) for raising capital through the private placement. Our Advisor is obligated to pay all of the offering and marketing related costs associated with the private placement. However, the Operating Partnership is obligated to pay our Advisor a non-accountable expense allowance which equals 1.5% of the gross equity proceeds raised through the private placement. In addition, the Operating Partnership is obligated to pay the Dealer Manager a dealer manager fee of up to 1.5% of gross equity proceeds raised through the private placement and a commission of up to 5.0% of gross equity proceeds raised through the private placement. The Dealer Manager may re-allow such commissions and a portion of such dealer manager fee to participating broker dealers. The Operating Partnership is also obligated to pay a transaction facilitation fee to the Facilitator, an affiliate of our Advisor, of up to 2.0% of gross equity proceeds raised through the private placement.

During the six months ended June 30, 2008, the Operating Partnership raised approximately $31.8 million from the sale of undivided tenancy-in-common interests in four properties, which is included in financing obligations in the accompanying condensed consolidated balance sheets pursuant to SFAS No. 98, Accounting for Leases (“SFAS No. 98”). During the six months ended June 30, 2008, the Operating Partnership also exercised its option to acquire, at fair market value, approximately $55.9 million of previously issued undivided tenancy-in-common interests in five properties for a combination of (i) approximately 5.5 million OP Units, issued at a price of $10.00 per OP Unit, representing approximately $54.8 million of the aggregate purchase price of such properties and (ii) approximately $1.1 million in cash. We have leased the properties sold to unrelated third parties, and in accordance with SFAS No. 98, rental payments made to third parties under the lease agreements are recognized as interest expense using the interest method. In addition, the Operating Partnership is separately granted an option to purchase each undivided tenancy-in-common interest after a certain period of time in exchange for OP Units (as previously mentioned, such options were formally granted in the lease itself, and the Operating Partnership continues to hold these options). The result of the above activity was a net decrease in our financing obligations of approximately $24.0 million for the six months ended June 30, 2008.

During the three and six months ended June 30, 2008, we incurred rent obligations of approximately $1.5 million and $2.9 million, respectively, under various lease agreements with certain third-party investors. During the same periods in 2007, we incurred rent obligations of approximately $1.0 million and $1.7 million, respectively, under various lease agreements with certain third-party investors. A portion of such amounts was accounted for as an increase of the outstanding principal balance of the financing obligations and a portion was accounted for as an increase to interest expense in the accompanying condensed consolidated statements of operations. The various lease agreements in place as of June 30, 2008 contained expiration dates ranging from April 2018 to January 2037.

During the three and six months ended June 30, 2008 our Operating Partnership incurred upfront costs of approximately $752,000 and $3.2 million, respectively, payable to our Advisor and other affiliates for services provided related to effecting these transactions, which are accounted for as deferred loan costs. During the same periods in 2007, our Operating Partnership incurred upfront costs of approximately $791,000 and $3.5 million, respectively. Such deferred loan costs are included in other assets in the accompanying consolidated balance sheets and amortized to interest expense over the life of the financing obligation. If our Operating Partnership elects to exercise any purchase option as described above and issue OP Units, the unamortized up-front fees and expense reimbursements paid to affiliates will be recorded against minority interests as a selling cost of the OP Units. If our Operating Partnership does not elect to exercise any such purchase option, we will continue to account for these transactions as a financing obligation because we will continue to sublease 100% of the properties and will therefore not meet the definition of “active use” set forth in SFAS No. 98 in order to recognize the sale of such tenancy-in-common interests.

During the six months ended June 30, 2008, our Operating Partnership exercised purchase options to buy the tenancy-in-common interests it had previously sold in five industrial properties. The following table sets forth certain details regarding these transactions (dollar amounts in thousands):

Exercise Date	Property	Market	OP Units Issued (1)	Total Value (2)
January 18, 2008	Rickenbacker IV	Columbus, OH	1,441	$14,406
February 6, 2008	Park West Q	Cincinati, OH	957	9,572
May 13, 2008	Eagle Creek East	Minneapolis, MN	882	8,822
May 28, 2008	Minnesota Valley III	Minneapolis, MN	1,396	13,961
June 26, 2008	Park West L	Cincinati, OH	804	8,044
Total			5,480	$54,805

(1) Holders of OP Units have substantially the same economic interest as our common shareholders (see Note 10).

(2) Reflects the value of OP Units issued in connection with the exercise of purchase options to acquire the undivided tenancy-in-common interests based on the most recent selling price of our common stock ($10.00 per OP Unit as of June 30, 2008).

9.          FAIR VALUE DISCLOSURES

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liabilities, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. As of June 30, 2008, we were required to measure the fair market value of our investments in real estate securities and derivatives on a recurring basis, as described below.

Fair Value Estimates of Investments in Real Estate Securities

As of June 30, 2008, our real estate securities were valued in two categories, comprised of (i) preferred equity securities and (ii) CMBS and CDOs. Our pricing procedures for each of the two categories are applied to each specific investment within their respective categories.

Preferred Equity Securities — The valuation of our investments in preferred equity securities is determined using exchange listed prices in an active market. As such, preferred equity securities fall within Level 1 of the fair value hierarchy.

CMBS and CDOs — Currently, we utilize third-party pricing services to assist in determining the fair market value of our CMBS and CDO investments. The third-party pricing services provide pricing based on proprietary models that use a combination of observable market information and unobservable market assumptions. Observable market information used in these fair market valuations include benchmark interest rates, interest rate curves, and swap curves. Unobservable market assumptions used in the determination of the fair market valuations of our CMBS and CDO investments include market assumptions related to discount rates, default rates, prepayment rates, reviews of trustee or investor reports and sample broker quotes in what is currently an inactive market. As a result, both Level 2 and Level 3 inputs are used in arriving at the valuation of the our investments in CMBS and CDOs. We consider the Level 3 inputs used in determining the fair market value of its investments in CMBS and CDO securities to be significant. As such, all investments in CMBS and CDO securities fall under the Level 3 category of the fair market value hierarchy.

Fair Value Estimates of Derivative Instruments

                Currently, we use forward starting swaps, zero cost collars and interest rate caps to manage interest rate risk. The values of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis of the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The valuation methodologies are segregated into two categories of derivatives: (i) forward starting swaps and (ii) zero cost collars/interest rate caps.

Forward Starting Swaps — Forward starting swaps are considered and measured at fair value as interest rate swaps. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

Zero Cost Collars/Interest Rate Caps (Interest Rate Options) — Zero cost collars and interest rate caps are considered and measured at fair value as interest rate options. The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below or rose above the strike rate of the caps or outside of the applicable collar rates.  The variable interest rates used in the calculation of projected receipts on the cap or collar rates are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.

To comply with the provisions of SFAS No. 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although we have determined that the majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivative instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties.  However, as of June 30, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative instruments. As a result, we have determined that all of our derivative valuations are classified in Level 2 of the fair value hierarchy.

The table below presents certain of our assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall as defined above (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Preferred equity	$69,175	$—	$—	$69,175
CMBS and CDOs	—	—	86,351	86,351
Investment in real estate securities	69,175	—	86,351	155,526
Liabilities
Derivative instruments	—	(23,497)	—	(23,497)
Total	$69,175	$(23,497)	$86,351	$132,029

The table below presents a reconciliation of the beginning and ending balances of certain of our assets and liabilities having fair value measurements based on significant unobservable inputs (Level 3) between December 31, 2007 and June 30, 2008 (amounts in thousands):

CMBS and CDOs

Beginning balance as of December 31, 2007 (1)	$105,175

Included in net income (loss)	(33,243)
Included in other comprehensive income (loss)	14,460
Purchases, issuances and settlements	(41)
Total change in fair market value	(18,824)

Transfers in and/or out of Level 3	—

Ending balance as of June 30, 2008	$86,351

(1) We implemented the provisions of SFAS No. 157 effective as of January 1, 2008. The implementation of SFAS No. 157 did not significantly impact our pricing procedures related to our investments in real estate securities that fall under the Level 3 category of the pricing hierarchy. As a result, the fair market value of these securities is presented as a beginning balance as of December 31, 2007 as opposed to a transfer into Level 3.

10.                MINORITY INTERESTS

Our minority interests consist of three components: (i) joint venture partnership interests held by our partners, (ii) OP Units held by third parties and (iii) Special Units held by the parent of our Advisor. The following table summarizes minority interest balances as of June 30, 2008 and December 31, 2007 in terms of cumulative contributions, distributions and cumulative allocations of net income (loss) (amounts in thousands).

	June 30, 2008	December 31, 2007
OP Units:
Contributions, net	$50,232	$200
Distributions	(796)	(21)
Share of net income (loss)	(1,424)	(60)
Subtotal	48,012	119
Joint venture partner interest:
Contributions	27,780	27,094
Distributions	(9,623)	(7,501)
Share of net income (loss)	(1,534)	(873)
Subtotal	16,623	18,720
Special units:
Contributions	1	1
Distributions	—	—
Share of net income (loss)	—	—
Subtotal	1	1
Total	$64,636	$18,840

OP Units

As of June 30, 2008 and December 31, 2007, we owned approximately 96.0% and 99.0%, respectively, of our Operating Partnership, and the remaining interests in our Operating Partnership were owned by third-party investors and our Advisor. After a period of one year, OP Units are redeemable at the option of the OP Unit holder. We have the option of redeeming the OP Units with cash or with shares of our common stock. In May 2005, our Operating Partnership issued 20,000 OP Units to our Advisor for gross proceeds of $200,000, which currently represents less than a 0.1% ownership interest in our Operating Partnership. In addition, as of June 30, 2008, we had issued approximately 5.5 million OP Units to third-party investors in connection with our Operating Partnership’s private placement of undivided tenancy-in-common interests in certain properties (see Note 8).

During the six months ended June 30, 2008 OP Unit holders contributed approximately $50.0 million to our Operating Partnership and received aggregate distributions from our Operating Partnership of approximately $775,000. For the three and six months ended June 30, 2008, OP Unit holders participated in approximately $937,000 and $1.4 million, respectively, in net losses of our Operating Partnership. For the same periods in 2007, OP Unit holders collectively participated in approximately $1,000 and $2,000, respectively, in the net income of our Operating Partnership.

As of June 30, 2008, there were approximately 5.5 million OP Units outstanding held by third parties with an approximate redemption value of $54.8 million based on the price of our common stock as of June 30, 2008.

Joint Venture Partner Interests

Our joint ventures are consolidated by us in the accompanying condensed consolidated financial statements. We present contributions, distributions and equity in earnings of the respective joint venture partners as minority interests.

During the six months ended June 30, 2008 joint venture partners contributed approximately $686,000 to these joint ventures and had received distributions from these joint ventures of approximately $2.1 million. For the three and six months ended June 30, 2008, joint venture partners collectively participated in approximately $285,000 and $661,000, respectively, in net losses of their respective joint ventures. For the same periods in 2007, joint venture partners collectively participated in approximately $138,000 and $127,000, respectively, of the net losses of their respective joint ventures.

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

(1)

The listing of our common stock on a national securities exchange or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock; or

(2)

The termination or non-renewal of the Advisory Agreement, (i) for “cause,” as defined in the Advisory Agreement, (ii) in connection with a merger, sale of assets or transaction involving us pursuant to which a majority of our directors then in office are replaced or removed, (iii) by the Advisor for “good reason,” as defined in the Advisory Agreement, or (iv) by us or the Operating Partnership other than for “cause.”

There was no activity related to Special Unit holders during the three or six months ended June 30, 2008 or during the same period in 2007.

11.                STOCKHOLDERS’ EQUITY

Common Stock

On May 27, 2005, we filed a registration statement on Form S-11 with the Commission in connection with an initial public offering of our common stock, which was declared effective on January 27, 2006. Pursuant to the registration statement, we offered up to $2.0 billion in shares of our common stock, 75% of which were offered to the public at a price of $10.00 per share, and 25% of which were offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. In January of 2008, we closed our initial public offering having sold approximately 117.7 million shares of our common stock for net proceeds of approximately $1.2 billion. We issued approximately 4.4 million shares of our common stock for net proceeds of approximately $42.8 million pursuant to investor participation in the distribution reinvestment plan of our initial public offering.

On June 11, 2007, we filed a registration statement on Form S-11 with the Commission for a follow-on public offering of our common stock, which was declared effective on January 22, 2008. Pursuant to the registration statement, we are currently offering up to $2.0 billion in shares of our common stock, 75% of which are being offered to the public at a price of $10.00 per share, and 25% of which are being offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. As of June 30, 2008, we had sold approximately 24.5 million shares of our common stock for net proceeds of approximately $235.7 million pursuant to our follow-on public offering. As of June 30, 2008, we had issued approximately 1.3 million shares of our common stock for net proceeds of approximately $12.1 million pursuant to investor participation in the distribution reinvestment plan of our follow-on public offering.

For the three and six months ended June 30, 2008 approximately 13.7 million and 26.7 million shares of our common stock were issued in connection with our public offerings, respectively, for net proceeds of approximately $124.3 million and $241.0 million, respectively. The net proceeds from the sale of these shares were transferred to our Operating Partnership in exchange for OP Units on a one-for-one basis.

After having held shares of our common stock for a minimum of one year, our share redemption program may provide investors with a limited opportunity to redeem shares of our common stock, subject to certain restrictions and limitations, at a price equal to or at a discount from the purchase price paid for the shares being redeemed. The discount will vary based upon the length of time that the investors have held the shares of our common stock subject to redemption, as described in the following table:

Share Purchase Anniversary	Redemption Price as a Percentage of Purchase Price
Less than 1 year	No Redemption Allowed
1 year	92.5%
2 years	95.0%
3 years	97.5%
4 years and longer	100.0%

During the three and six months ended June 30, 2008, approximately 717,000 shares and 1.2 million shares of our common stock, respectively, were redeemed pursuant to our share redemption program for approximately $6.6 million and $10.9 million, respectively. No shares were redeemed for the same periods in 2007. From our inception until June 30, 2008, approximately 1.4 million shares have been redeemed for approximately $12.8 million.

Distributions

We accrue and pay distributions on a quarterly basis. Our board of directors declares and authorizes the following quarter’s distribution during the preceding quarter. We calculate individual payments of distributions to each shareholder or OP Unit holder based upon daily record dates during each quarter, so that investors are eligible to earn distributions immediately upon purchasing shares of our common stock or upon purchasing OP Units. The following table sets forth the distributions that have been paid and/or authorized as of June 30, 2008:

Quarter	Amount declared per share/unit (1)	Annualized amount per share/unit	Date paid
2007
1st Quarter	$0.1479	$0.60	April 16, 2007
2nd Quarter	$0.1496	$0.60	July 16, 2007
3rd Quarter	$0.1512	$0.60	October 11, 2007
4th Quarter	$0.1513	$0.60	January 15, 2008

2008
1st Quarter	$0.1500	$0.60	April 15, 2008
2nd Quarter	$0.1500	$0.60	July 15, 2008
3rd Quarter	$0.1500	$0.60	October 15, 2008 (2)

(1)                                  Assumes ownership of share or unit for the entire quarter.

(2)                                  Expected payment date.

12.                RELATED PARTY TRANSACTIONS

Our Advisor

Our day-to-day activities are managed by our Advisor, an affiliate, under the terms and conditions of the Advisory Agreement. Our Advisor is considered to be a related party as certain indirect owners and employees of our Advisor serve as our executives. The responsibilities of our Advisor include the selection and underwriting of our real property, real estate securities and debt related investments, the negotiations for these investments, the asset management and financing of these investments and the selection of prospective joint venture partners.

We have entered into the Advisory Agreement pursuant to which we pay certain acquisition fees to the Advisor. For each real property acquired in the operating stage, the acquisition fee is equal to 1.0% of the purchase price. For each real property acquired prior to or during the development or construction stage, the acquisition fee is equal to up to 4.0% of the total project cost (which will be the amount actually paid or allocated to the purchase, development, construction or improvement of a property exclusive of acquisition fees and acquisition expenses). The Advisor also is entitled to receive an acquisition fee of 1.0% of the principal amount in connection with (i) the origination or acquisition of any type of debt investment including, but not limited to, the origination of mortgage loans, B-notes, mezzanine debt, participating debt (including with equity-like features), non-traded preferred securities, convertible debt, hybrid instruments, equity instruments and other related investments, and (ii) the acquisition of any type of non-securitized debt investment including, but not limited to, acquisitions or participations in mortgage loans, B-notes, mezzanine debt, participating debt (including with equity-like features), non-traded preferred securities, convertible debt, hybrid instruments, equity instruments and other related investments. During the three and six months ended June 30, 2008, our Advisor earned approximately $165,000 and $413,000 in acquisition fees, respectively, which are accounted for as part of the historical cost of the acquired assets. During the three and six months ended June 30, 2007, our Advisor earned approximately $3.2 million and $6.7 million in acquisition fees, respectively, which are accounted for as part of the historical cost of the acquired assets.

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

For the three and six months ended June 30, 2008, our Advisor earned approximately $2.9 million and $5.8 million in aggregate asset management fees, respectively. For the three and six months ended June 30, 2007, our Advisor earned approximately $1.9 million and $3.2 million in aggregate asset management fees, respectively.

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

Offering costs incurred in connection with the issuance of equity securities are deducted from stockholders’ equity.

As of June 30, 2008, the Advisor had incurred reimbursable offering costs of approximately $28.2 million. As of June 30, 2008, we were obligated to reimburse approximately $20.4 million in such reimbursable offering costs, which have been included as a reduction to additional paid-in capital in the accompanying condensed consolidated statement of stockholders’ equity. As of June 30, 2008, of the $20.4 million in reimbursable offering costs we had incurred, approximately $424,000 had not yet been reimbursed to the Advisor, and have been included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. As of December 31, 2007, of the $16.8 million in reimbursable offering costs we had incurred, approximately $336,000 had not yet been reimbursed to the Advisor, which have been included in accounts payable and accrued expenses in the accompanying audited condensed consolidated balance sheet.

As of June 30, 2008 approximately $7.8 million of reimbursable offering costs incurred by the Advisor are not reflected in the accompanying condensed consolidated balance sheets, due to the fact that the Company is not obligated to reimburse these costs to the Advisor until the corresponding aggregate gross offering proceeds are raised in our public offering of common stock.

Our Advisor is obligated to pay all of the offering and marketing-related costs associated with our Operating Partnership’s private placement. However, the Operating Partnership is obligated to pay our Advisor a non-accountable expense allowance which equals 1.5% of the gross equity proceeds raised through the Operating Partnership’s private placement. During the three and six months ended June 30, 2008, our partnership incurred approximately $146,000 and $509,000, respectively, payable to our Advisor for such expense allowance. For the same periods in 2007, our Operating Partnership incurred approximately $119,000 and $522,000, respectively, payable to the Advisor for such expense allowance.

In addition to the reimbursement of organizational and offering costs, we are also obligated, subject to certain limitations, to reimburse our Advisor for certain other expenses incurred on our behalf for providing services contemplated in the Advisory Agreement, provided that the Advisor does not receive a specific fee for the activities which generate the expenses to be reimbursed. For the three and six months ended June 30, 2008, we incurred approximately $172,000 and $301,000, respectively, of these expenses which we reimbursed to the Advisor. For the three and six months ended June 30, 2007, we incurred approximately $202,000 and $325,000, respectively, of these expenses which we reimbursed to the Advisor.  Such reimbursements are included as general and administrative expenses in the accompanying condensed consolidated statements of operations.

The Dealer Manager

We have entered into a dealer manager agreement with the Dealer Manager pursuant to which we pay a dealer manager fee of up to 2.5% of gross offering proceeds raised pursuant to our public offerings of common stock to the Dealer Manager as compensation for managing the offerings. The Dealer Manager is considered to be a related party as certain indirect owners and employees of the Dealer Manager serve as our executives. The Dealer Manager may re-allow a portion of such fees to broker dealers who participate in the offerings. We also pay up to a 6.0% sales commission of gross offering proceeds raised pursuant to our public offerings of common stock. As of June 30, 2008, all sales commissions paid to the Dealer Manager had been re-allowed to participating broker dealers. For the six months ended June 30, 2008 and 2007, we incurred fees payable to the Dealer Manager of approximately $6.1 million and $14.7 million, respectively, for dealer manager fees and approximately $10.9 million and $30.7 million, respectively, for sales commissions. Such amounts are considered a cost of raising capital and as such are included as a reduction of additional paid-in capital in the accompanying condensed consolidated statement of stockholders’ equity. Of these costs, we had accrued approximately $721,000 and $574,000 for dealer manager fees and $478,000, and $256,000 for sales commissions as of June 30, 2008 and December 31, 2007, respectively.

We have also entered into a dealer manager agreement with the Dealer Manager pursuant to which we pay a dealer manager fee of up to 1.5% of the gross equity proceeds raised through our Operating Partnership’s private placement. We also pay the Dealer Manager a sales commission of up to 5.0% of the gross equity proceeds raised through our Operating Partnership’s private placement. As of June 30, 2008, substantially all of the sales commissions were re-allowed to participating broker dealers who are responsible for effecting sales. For the three and six months ended June 30, 2008, we incurred up-front fees of approximately $113,000 and $476,000, respectively, payable to the Dealer Manager for dealer manager fees related to our Operating Partnership’s private placement. For the same periods in 2007, we incurred up-front fees of approximately $119,000 and $522,000, respectively, payable to the Dealer Manager for dealer manager fees related to our Operating Partnership’s private placement. Such amounts are included in deferred loan costs on the accompanying consolidated balance sheets. For the three and six months ended June 30, 2008, we incurred up-front fees of approximately $376,000 and $1.6 million, respectively, payable to the Dealer Manager for sales commissions related to our Operating Partnership’s private placement. For the same periods in 2007, we incurred up-front fees of approximately $396,000 and $1.7 million, respectively, payable to the Dealer Manager for sales commissions related to our Operating Partnership’s private placement. Such amounts are included in deferred loan costs on the accompanying condensed consolidated balance sheets.

The Facilitator

The Facilitator is responsible for facilitating transactions associated with the Operating Partnership’s private placement. The Facilitator is considered a related party as certain indirect owners and employees of the Facilitator serve as our executives. We have entered into an agreement with the Facilitator whereby we pay a transaction facilitation fee of up to 2.0% of the gross equity proceeds raised through the Operating Partnership’s private placement. For the six months ended June 30, 2008 and 2007 we incurred approximately $635,000 and $696,000, respectively, for such fees payable to the Facilitator. In accordance with SFAS No. 98, these fees, as well as the other fees associated with the Operating Partnership’s private placement, are recorded as deferred loan costs and amortized over the life of the respective financing obligation.

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

On June 12, 2006, our Advisor entered into a product specialist agreement with Dividend Capital Investments LLC (“DCI”) in connection with investment management services related to our investments in real estate securities assets. Pursuant to this agreement, a portion of the asset management fee that our Advisor receives from us related to securities investments is reallowed to DCI in exchange for services provided.

On September 1, 2006, our Advisor entered into a product specialist agreement with DCT Industrial Trust Inc. (“DCT”), in connection with acquisition and asset management services related to our industrial real property investments. Pursuant to this agreement, a portion of the acquisition and asset management fees that our Advisor receives from us related to specific industrial real property investments is reallowed to DCT in exchange for services provided.

In addition, on September 1, 2006, we, through TRT Industrial Fund I LLC, our wholly-owned subsidiary, entered into a joint venture agreement (“DCT Joint Venture I”) with DCT Industrial Fund II LLC, an indirect wholly-owned subsidiary of DCT, for the acquisition, operation and management of up to $150 million in industrial real property assets (the “Industrial Portfolio”). On March 26, 2007, we entered into an amendment to the DCT Joint Venture I. Pursuant to the terms of the amendment, the amount of industrial properties to be acquired under the agreement was increased from its original amount of up to $150 million to a total amount of up to approximately $208.5 million.

The term of the DCT Joint Venture I is eight years and contains certain liquidation provisions, as well as certain termination rights should either of the parties fail to perform their obligations thereunder. In connection with the DCT Joint Venture I, we have granted to DCT, subject to certain exceptions, exclusivity rights that generally restrict us from (a) pursuing similar agreements with other industrial operating partners within the United States during the term of the DCT Joint Venture I and (b) directly acquiring or developing industrial assets within the United States during the term of the DCT Joint Venture I.

On March 27, 2007, we, through TRT Industrial Fund II LLC, our wholly-owned subsidiary, entered into a new joint venture (“DCT Joint Venture II”) with DCT Industrial Fund III LLC, an indirect wholly-owned subsidiary of DCT. The DCT Joint Venture II is subject to similar terms as the DCT Joint Venture I, as discussed above.

The DCT Joint Venture II also contains provisions for entering into one additional joint venture agreement under similar terms through 2008.

As of June 30, 2008, we had acquired 14 properties pursuant to the terms of the DCT Joint Venture I, 13 of which were acquired by the DCT Joint Venture I entity itself, and one of which was acquired entirely by us pursuant to the terms of the DCT Joint Venture I. As of June 30, 2008, we had acquired seven properties pursuant to the terms of the DCT Joint Venture II, five of which were acquired by the DCT Joint Venture II entity itself, and two of which were acquired entirely by us pursuant to the terms of the DCT Joint Venture II.

Acquisitions pursuant to the DCT Joint Venture I and the DCT Joint Venture II, as of June 30, 2008, were generally funded from a combination of (i) equity contributions from us using proceeds from our public and private offerings, (ii)  equity contributions from DCT and (iii) debt financing either assumed or issued by the respective joint venture. The purchase price of each asset in the Industrial Portfolio was subject to majority approval by our independent directors.

13.                NET INCOME (LOSS) PER COMMON SHARE

Reconciliations of the numerator and denominator used to calculate basic net income (loss) per common share to the numerator and denominator used to calculate diluted net income (loss) per common share for the three and six months ended June 30, 2008 and 2007, are as follows (amounts in thousands, except per share information):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net income (loss)	$(36,102)	$4,655	$(58,664)	$7,642
Dilutive minority interests share in net income (loss)	(937)	1	(1,364)	2
Net income (loss) before dilutive minority interests	$(37,039)	$4,656	$(60,028)	$7,644

Weighted average shares outstanding-basic	134,014	81,461	127,455	67,672
Incremental weighted average shares effect of conversion of OP units	3,459	20	2,614	20
Weighted average shares outstanding-diluted	137,473	81,481	130,069	67,692

Net income per common share-basic	$(0.27)	$0.06	$(0.46)	$0.11
Net income per common share-diluted (1)	$(0.27)	$0.06	$(0.46)	$0.11

(1) Net income (loss) per common share-diluted is computed by dividing net income (loss) before dilutive minority interests by the weighted average common shares plus shares issuable upon exercising outstanding OP Units.

14.                SEGMENT INFORMATION

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”) establishes standards for the way that public entities report information about operating segments in their financial statements. We have the following business segments: (i) investments in real property, (ii) investments in real estate securities and (iii) debt related investments. The following table sets forth components of net operating income (“NOI”) of our segments for the three and six months ended June 30, 2008 and the three and six months ended June 30, 2007 (amounts in thousands):

	Revenues for the Three Months Ended June 30,		NOI for the Three Months Ended June 30,
	2008	2007	2008	2007
Real property	$27,014	$13,661	$19,812	$9,905
Real estate securities	4,040	3,990	4,040	3,990
Debt related investments	2,592	2,625	2,592	2,625
Total	$33,646	$20,276	$26,444	$16,520

	Revenues for the Six Months Ended June 30,		NOI for the Six Months Ended June 30,
	2008	2007	2008	2007
Real property	$55,226	$21,407	$40,900	$15,542
Real estate securities	8,622	5,863	8,622	5,863
Debt related investments	4,986	3,885	4,986	3,885
Total	$68,834	$31,155	$54,508	$25,290

We consider NOI to be an appropriate supplemental financial performance measure, because NOI reflects the specific operating performance of our real properties, real estate securities, and debt related investments and excludes certain items that are not considered to be controllable in connection with the management of each property, such as interest income, depreciation and amortization, general and administrative expenses, asset management fees, interest expense and minority interests. However, NOI should not be viewed as an alternative measure of our financial performance as a whole, since it does exclude such items which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

The following table is a reconciliation of our NOI to our reported net income for the three and six months ended June 30, 2008 and the three and six months ended June 30, 2007 (amounts in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Net operating income	$26,444	$16,520	$54,508	$25,290
Interest income	2,722	2,649	5,909	5,188
Depreciation and amortization expense	(12,546)	(6,214)	(25,291)	(9,632)
General and administrative expenses	(1,315)	(1,022)	(2,052)	(1,766)
Asset management fees, related party	(2,901)	(1,926)	(5,835)	(3,191)
Interest expense	(10,740)	(5,544)	(22,450)	(8,345)
Gain (loss) on derivatives	(7,598)	55	(8,886)	(27)
Gain on extinguishment of debt	9,309	—	9,309	—
Other-than-temporary impairment on securities	(40,699)	—	(65,901)	—
Minority interests	1,222	137	2,025	125
Net income (loss)	$(36,102)	$4,655	$(58,664)	$7,642

The following table reflects our total assets by business segment as of June 30, 2008 and December 31, 2007 (amounts in thousands):

	As of June 30, 2008	As of December 31, 2007
Segment assets:
Net investments in real property	$1,213,214	$1,179,675
Investments in real estate securities	155,526	180,663
Debt related investments	123,468	104,091
Total segment assets, net	1,492,208	1,464,429

Non-segment assets:
Cash and cash equivalents	431,912	291,634
Other non-segment assets (1)	57,815	55,721
Total assets	$1,981,935	$1,811,784

(1)           Other non-segment assets primarily consist of corporate assets including subscriptions receivable, certain loan costs, including loan costs associated with our financing obligations, and deferred acquisition costs.

15.                SUBSEQUENT EVENTS

Proceeds from Follow-On Public Offering

For the period from July 1, 2008 to July 31, 2008, we issued approximately 5.4 million shares of our common stock pursuant to our follow-on public offering to a total of approximately 635 stockholders for net proceeds of approximately $45.3 million.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of our Quarterly Report on Form 10-Q provides an overview of what management believes to be the key elements for understanding (i) our company and how we manage our business, (ii) how we measure our performance and our operating results, (iii) our liquidity and capital resources, and (iv) the accompanying financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.  The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto as of December 31, 2007 and for the year then ended, included in our Annual Report on Form 10-K filed with the Commission on March 27, 2008.

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

The cornerstone of our investment strategy is to provide investors seeking a general real estate allocation with a broadly diversified portfolio. Our targeted investments include:

(1)           Direct investments in real properties, consisting of office and office/R&D, industrial, retail, multifamily, hospitality and other properties, primarily located in North America;

(2)           Investments in real estate securities, including securities issued by other real estate companies, CMBS, CDOs and similar investments; and

(3)           Certain debt related investments, including originating and participating in mortgage loans secured by real estate, B-notes, mezzanine debt and other related investments.

As of June 30, 2008, we had total gross investments of approximately $1.6 billion, comprised of:

(1)           62 properties located in 19 geographic markets in the United States, aggregating approximately 10.8 million net rentable square feet. Our real property portfolio includes an aggregate gross investment amount of approximately $1.3 billion and consists of:

•                  11 office and office/R&D properties located in six geographic markets, aggregating approximately 1.9 million net rentable square feet, with an aggregate gross investment amount of approximately $294.4 million;

•                  21 industrial properties located in 12 geographic markets, aggregating approximately 6.1 million net rentable square feet, with an aggregate gross investment amount of approximately $337.8 million; and

•                  30 retail properties located in six geographic markets, aggregating approximately 2.8 million net rentable square feet, with an aggregate gross investment amount of approximately $642.6 million.

(2)           Approximately $155.5 million in real estate securities, including (a) preferred equity securities of various real estate operating companies and REITs with an aggregate market value of approximately $69.2 million, and (b) CMBS and CDOs with an aggregate market value of approximately $86.4 million.

(3)           Approximately $123.5 million in debt related investments, including (a) an investment in one mortgage loan of approximately $28.0 million, (b) investments in B-notes of approximately $52.0 million and (c) investments in mezzanine debt of approximately $43.5 million.

Consistent with our investment strategy, we have three business segments: (i) investments in real property, (ii) investments in real estate securities and (iii) debt related investments. For a discussion of our business segments and the associated revenue and net operating income by segment, see Note 18 to our condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Historically and for the near-term we expect to fund our investment activity through the use of (i) equity capital raised from our public and private offerings, (ii) minority interest contributions, and (iii) the issuance and assumption of debt obligations.

•                  Public and private offerings — Since our inception on April 11, 2005, we have raised equity capital through (i) selling shares of our common stock through our public offerings, (ii) reinvestment of dividends through our distribution reinvestment plan and (iii) through our Operating Partnership’s private placement offerings of undivided tenancy-in-common interests. As of June 30, 2008, approximately 140.8 million shares of common stock were issued and outstanding for which we had received net proceeds of approximately $1.3 billion. As of June 30, 2008, our Operating Partnership had raised approximately $138.3 million of gross proceeds from the sale of undivided tenancy-in-common interests in certain properties.

•                  Minority interest contributions — A component of our investment strategy includes entering into joint venture agreements with partners in connection with certain property acquisitions. With respect to these agreements, we generally contribute at least 75% of the required equity contribution for any given venture, and the respective joint venture partner contributes the remaining equity. As of June 30, 2008, joint venture partners had made gross equity contributions to certain of our consolidated joint ventures of approximately $27.8 million.

•                  The issuance and assumption of debt obligations — As of June 30, 2008, we had approximately $591.7 million of mortgage notes and $43.8 million of other secured borrowings outstanding.

Principal Business Risks

In our view, there are several principal near-term business risks we face in achieving our business objectives.

•                  The first principal business risk is our ability to continue raising substantial funds in our public and private offerings.

•                  A second principal business risk is our ability to continue to identify specific real property, real estate securities, and debt related investments to maintain portfolio diversification across multiple dimensions and to provide consistent quarterly distributions to our stockholders that, in the future, we expect to be funded entirely by using funds from our operations. The number and type of real properties we may acquire and real estate securities and debt related investments in which we may invest will depend upon real estate market conditions, the amount of proceeds we raise in our public and private offerings, conditions in the capital markets and other circumstances existing at the time of acquisition. The volatile and uncertain state of the current capital markets has resulted in generally lower transaction volume in the broader real estate market, as well as corresponding pricing and valuation uncertainties. To the extent that such disruptions and uncertainties continue, we may be delayed in our ability to deploy capital into real properties, real estate securities and debt related investments that meet our investment criteria.

•                  A third principal business risk is continuing to obtain debt financing on reasonable terms and to utilize our derivative instruments to adequately offset the risk of interest rate volatility. As of June 30, 2008, we had determined that we would not issue debt pursuant to a $70.4 million portion of one of our forward starting swaps and correspondingly incurred a $6.2 million loss during the period. Our future ability to obtain debt financing and to utilize our derivative instruments will be dependent upon conditions in the U.S. credit markets, which recently have experienced severe dislocations and liquidity disruptions. As such, in the future we may incur similar charges and/or ineffectiveness associated with our derivatives.

•                  A fourth principal business risk is the possible impact  that continued or intensified uncertainty in the capital markets may have on the value of our real estate securities investments and/or the availability or the terms of financing that we may anticipate utilizing in order to leverage our real estate securities investments. As of June 30, 2008, we have impaired $65.9 million related to our real estate securities due to the disruptions and uncertainties in the capital markets, and if such conditions persist or worsen, we may be required to make additional impairments in the future and/or potentially suffer losses with respect to these investments.

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

Our second source of income is from real estate security investments and is generated primarily from (i) dividend income from our investments in preferred equity securities and (ii) net interest income from our investments in CMBS and CDO securities, adjusted for the accretion of purchase discounts and the amortization of purchase premiums.

Our third source of income is from our debt related investments, principally from interest income from our investments in mortgage loans, B-notes, mezzanine debt and other related investments.

Expenses

Our primary expenses include (i) rental expenses, (ii) depreciation and amortization expenses, (iii) general and administrative expenses, (iv) asset management fees and (v) interest expense. Rental expenses are the expenses directly related to operating and managing the real properties we own, and primarily include property taxes, utilities, property related insurance, property management fees and repair and maintenance. Depreciation and amortization expenses are computed on a straight-line basis over the estimated useful lives of our buildings, tenant improvements, lease commissions and intangible assets. General and administrative expenses primarily include corporate legal and accounting, auditing, certain state taxes, transfer agent costs and D&O insurance, as well as other corporate-related costs. We pay our Advisor an asset management fee in connection with the asset and portfolio management of real property, real estate securities and debt related investments. Interest expense primarily relates to outstanding mortgage notes, imputed interest expense on financing obligations associated with the Operating Partnership’s private placement and outstanding short-term borrowings associated with our securities margin account.

Significant Transactions During the Six Months Ended June 30, 2008

Investment Activity

•                  Real Property — During the six months ended June 30, 2008, we acquired one industrial property (“Westport”) for a total investment amount of approximately $25.5 million, comprising approximately 502,000 net rentable square feet.  Westport is located in the Central Pennsylvania market. Westport is 100% owned by us and is subject to the terms of the DCT Joint Venture I (See Note 12 for details of DCT Joint Venture I). As of June 30, 2008 Westport was 100% occupied.

•                  Debt Related Investments — During the six months ended June 30, 2008, we invested approximately $16.7 million in the Greensboro Park Mezzanine Loan, a mezzanine loan related to an office property located in the Washington, D.C. market. We acquired the Greensboro Park Mezzanine Loan at a $1.8 million discount to par value. The Greensboro Park Mezzanine Loan matures in June 2012.

Financing Activity

•                  Loan Extinguishment — During the six months ended June 30, 2008, we fully repaid floating-rate debt that had been previously secured by 17 retail properties that had been acquired as part of our New England Retail Portfolio purchased in August and October 2007. We repaid the total outstanding aggregate principal balance of approximately $121.9 million for an amount of approximately $111.5 million, representing an approximate $10.4 million discount to par, resulting in a net gain of approximately $9.3 million, after $1.1 million in unamortized deferred loan costs.

•                  Mortgage Debt Financing — During the six months ended June 30, 2008, we obtained approximately $51.5 million in mortgage debt financing, which was comprised of two separate cross-collateralized mortgages loans. The first loan (the “DCT Joint Venture Mortgage Loan”) is a cross-collateralized mortgage note secured by five of our industrial properties held in DCT Joint Venture I. Total loan proceeds from the DCT Joint Venture Mortgage Loan were approximately $28.2 million. The DCT Joint Venture Mortgage Loan bears interest at a fixed-rate of 5.94% and amortizes over a 30 year term. The DCT Joint Venture Mortgage Loan has an initial maturity date in July 2015. The second loan (the “New England Portfolio Mortgage Loan”) is a cross-collateralized mortgage note secured by two of our directly owned retail properties located in the Northeast Region of the United States. Total loan proceeds from the New England Portfolio Mortgage Loan were approximately $23.3 million. The New England Portfolio Mortgage Loan bears interest at a fixed-rate of 6.02% and amortizes over a 30 year term. The New England Portfolio Mortgage Loan has an initial maturity date in July 2015.

•                  Other Secured Borrowings — To partially finance the acquisition of the Greensboro Park Mezzanine Loan, we obtained a floating-rate loan with an outstanding principal balance of approximately $10.8 million that bears interest based on a spread at 1.50% over the one-month LIBOR rate.  The loan was used to acquire the Greensboro Park Mezzanine Loan debt related investment and has a maturity date that is coterminous with the maturity of the Greensboro Park Mezzanine Loan, which occurs in 2012.

•                  Equity Capital Raise from Public and Private Offerings —  During the six months ended June 30, 2008, we issued approximately 26.7 million shares of our common stock in connection with our two public offerings, for net proceeds of approximately $241.0 million. In addition, during the six months ended June 30, 2008, our Operating Partnership raised approximately $31.8 million from the sale of undivided tenancy-in-common interests in four properties.

•                  Acquisition of Tenancy-in-Common Interests — During the six months ended June 30, 2008, the Operating Partnership exercised its option to acquire, at fair market value, approximately $55.9 million of undivided tenancy-in-common interests in five properties for a combination of (i) approximately 5.5 million OP Units, issued at a price of $10.00 per OP Unit, representing approximately $54.8 million of the aggregate purchase price of such properties and (ii) approximately $1.1 million in cash.

How We Measure Our Performance

Funds From Operations

We believe that net income, as defined by GAAP, is the most appropriate earnings measure.  However, we consider funds from operations (“FFO”) to be a useful supplemental measure of our operating performance.  Our discussion and calculation of our FFO reconciled from net income (loss) for the three and six months ended June 30, 2008 and 2007 will be separately presented in our announcement of second quarter 2008 financial and operating results prior to our second quarter 2008 earnings conference call.

Our Operating Results

For the three and six months ended June 30, 2008, we had a net loss of $36.1 million and $58.7 million, respectively. For the same periods in 2007 we had net income of $4.7 million and $7.6 million, respectively. The results of our operations for the three and six months ended June 30, 2008, were substantially different than our results for the same period in 2007, primarily as a result of substantially more investing and financing activities and as a result of following: (i) we recorded a loss of $7.6 million and $8.9 million, respectively, to gain (loss) on derivatives related to our hedging activities, (ii) we recorded a gain of $9.3 million in the second quarter of 2008 related to the extinguishment of debt and (iii) we recorded $40.7 million and $65.9 million, respectively, for other-than-temporary impairments on our investments in real estate securities. The following series of tables and discussions describe in detail our results of operations, including those items specifically mentioned above, for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007.

Three-Month Period Ended June 30, 2008 Compared to Three-Month Period Ended June 30, 2007

The following table illustrates the changes in rental revenues, rental expenses, net operating income, other income and other expenses for the three months ended June 30, 2008 compared to the same period in 2007. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. The same store portfolio for the three months ended June 30, 2007 included 24 buildings comprised of approximately 5.7 million square feet. A discussion of these changes follows the table (in thousands).

	For the Three Months Ended June 30,
	2008	2007	$ Change
Revenues
Rental revenue - same store	$11,513	$11,210	$303
Rental revenue - 2008/2007 acquisitions	15,501	2,451	13,050
Securities income	4,040	3,990	50
Debt related income	2,592	2,625	(33)
Total revenues	33,646	20,276	13,370

Rental Expenses
Same store	3,575	3,289	286
2008/2007 acquisitions	3,627	467	3,160
Total rental expenses	7,202	3,756	3,446

Net Operating Income (1)
Real property - same store	7,938	7,921	17
Real property - 2008/2007 acquisitions	11,874	1,984	9,890
Securities income	4,040	3,990	50
Debt related income	2,592	2,625	(33)
Total net operating income	26,444	16,520	9,924

Other Operating Expenses
Depreciation and amortization expense	12,546	6,214	6,332
General and administrative expenses	1,315	1,022	293
Asset mangement fees, related party	2,901	1,926	975
Total other operating expenses	16,762	9,162	7,600

Other Income (Expenses)
Interest income	2,722	2,649	73
Interest expense	(10,740)	(5,544)	(5,196)
Gain (loss) on derivatives	(7,598)	55	(7,653)
Gain on extinguishment of debt	9,309	—	9,309
Other-than-temporary impairment on securities	(40,699)	—	(40,699)
Total other income (expenses)	(47,006)	(2,840)	(44,166)

Minority interests	1,222	137	1,085
Net income (loss)	$(36,102)	$4,655	$(40,757)

(1)  For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, and a reconciliation of our net operating income for the three months ended June 30, 2008 and 2007 to our reported “Net income (loss)” for the three months ended June 30, 2008 and 2007, see Note 14 to our condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Rental Revenue

Rental revenue increased approximately $13.3 million to approximately $27.0 million for the three months ended June 30, 2008, compared to approximately $13.7 million for the same period in 2007. This increase is primarily attributable to our acquisition of 38 additional real properties during the period from April 2007 through June 2008. Same store rental revenues increased by approximately $303,000, or 2.7%, for the three months ended June 30, 2008 compared to the same period in 2007 primarily due to increased tenant recovery income for same store properties of approximately $334,000 for the three months ended June 30, 2008 compared to the same period in 2007.

Securities Income

Securities income was approximately the same at approximately $4.0 million for the three months ended June 30, 2008 and 2007. We acquired approximately $96.9 million of additional real estate securities subsequent to April 2007. The majority of the increase in securities income due to investments was offset by the decline in the one-month LIBOR rate, which impacts interest income on floating-rate securities investments. As of June 30, 2008 and 2007 the one-month LIBOR rate was approximately 2.46% and 5.32%, respectively. Based on our amount invested, approximately 43.3% and 46.3% of our real estate securities were floating-rate securities as of June 30, 2008 and 2007, respectively.

Debt Related Income

Debt related income was approximately $2.6 million for the three months ended June 30, 2008 and 2007. We acquired approximately $33.7 million in one mortgage note and a mezzanine debt investment, net of repayments of approximately $12.7 million, during the period from April 2007 through June 2008. The majority of the increase in debt related income due to increased investments was offset by the decline in the one-month LIBOR rate, which impacts interest income on floating-rate debt related investments. Approximately 27.5% and 31.0% of our debt related investments earned interest based on a floating-rate as of June 30, 2008 and 2007, respectively.

Rental Expense

Rental expense increased approximately $3.4 million to approximately $7.2 million for the three months ended June 30, 2008, from approximately $3.8 million for the same period in 2007. This increase is primarily attributable to our acquisition of 38 additional real properties subsequent to April 2007. Same store rental expenses increased by approximately $286,000, or 8.7%, for the three months ended June 30, 2008 as compared to the same period in 2007, primarily as a result of increased real estate tax, maintenance costs and property management fees, all of which are generally recoverable from our tenants, partially offset by a decrease in expenses that are generally not recoverable from our tenants.

Other Operating Expenses

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $6.3 million to approximately $12.5 million for the three months ended June 30, 2008, compared to approximately $6.2 million for the same period in 2007. This increase is primarily attributable to our acquisition of 38 additional real properties subsequent to April 2007.

General and Administrative Expenses

General and administrative expenses increased approximately $293,000 to approximately $1.3 million for the three months ended June 30, 2008, from approximately $1.0 million for the same period in 2007. This increase is primarily attributable to growth in assets and shareholders, including increased state income taxes and filing fees, audit fees, and other general overhead expenses.

Asset Management Fees, Related Party

Asset management fees paid to our Advisor increased as a result of additional investments held during the three months ending June 30, 2008 compared to the same period in 2007. During the three months ended June 30, 2008, our Advisor earned approximately $2.9 million in asset management fees, which was comprised of (i) real property asset management fees of approximately $2.2 million associated with 62 real properties, (ii) real estate securities asset management fees of approximately $396,000 and (iii) debt related asset management fees of approximately $292,000. During the same period in 2007, our Advisor earned approximately $1.9 million in asset management fees, which was comprised of (i) real property asset management fees of approximately $1.1 million associated with 53 real properties, (ii) real estate securities asset management fees of approximately $551,000 and (iii) debt related asset management fees of approximately $269,000.

For a detailed discussion of the asset management fees we pay to our Advisor, see Note 12 to our condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Other Income (Expenses)

Interest Income

Interest income increased approximately $73,000 to approximately $2.7 million for the three months ended June 30, 2008, from approximately $2.6 million for the same period in June 30, 2007. This increase is attributable to increased cash balances, which are primarily a result of net proceeds from our public and private offerings being held in interest bearing bank accounts and money market mutual funds offset by the impacts of lower interest rates during the period.

Interest Expense

Interest expense increased approximately $5.2 million to approximately $10.7 million for the three months ended June 30, 2008, from approximately $5.5 million for the same period in June 30, 2007. This interest expense resulted primarily from approximately (i) $8.6 million related to 24 mortgage notes secured by real properties, (ii) $1.8 million of interest expense on our financing obligations associated with our Operating Partnership’s private placement and (iii) $311,000 for other secured borrowings, including our securities margin account and loan secured by the Greensboro Mezzanine Loan. During the same period in 2007, interest expense resulted primarily from approximately (i) $4.2 million related to 13 mortgage notes secured by real properties, (ii) $1.1 million of interest expense on our financing obligations associated with our Operating Partnership’s private placement and (iii) $206,000 for borrowings on our REPO facility, which was terminated in August 2007.

Gain (Loss) on Derivatives

During the three months ended June 30, 2008 we incurred approximately $7.6 million in losses related to our derivative instruments activity. Approximately $6.2 million was reclassified from other comprehensive income (loss) to gain (loss) on derivatives based on our determination that it was no longer probable that previously forecasted issuances of fixed-rate debt related to $70.4 million portion of our LIBOR-based forward starting swaps would be issued within the timeframe specified in its corresponding hedge designation memorandum. In addition to this charge, hedge ineffectiveness on cash flow hedges, of approximately $1.4 million was recorded primarily due to a change in the forecasted dates for debt issuances hedged by our remaining forward starting swaps.

Gain on Extinguishment of Debt

As previously discussed, during the three months ended June 30, 2008, we fully repaid floating-rate debt that had been previously secured by 17 retail properties that had been acquired as part of our New England Retail Portfolio purchased in August and October 2007. We repaid the total outstanding aggregate principal balance of approximately $121.9 million in the amount of approximately $111.5 million, representing an approximate $10.4 million discount to par, resulting in a gain of approximately $9.3 million, net of $1.1 million in unamortized deferred loan costs.

Other-than-Temporary Impairment on Securities

During the three months ended June 30, 2008, we recorded an other-than-temporary impairment charge totaling approximately $40.7 million, comprised of an impairment charge of $7.5 million related to 11 of our preferred equity securities and $33.2 million related to five CDO securities, which is reflected in the accompanying condensed consolidated statement of operations. The other-than-temporary assessment charged to our preferred equity securities was determined primarily based upon consideration of the length of time over which these securities had experienced a decline in market value, as well as the severity of such decline. The other-than-temporary impairment to our CDOs was determined in accordance with EITF No. 99-20 and considered market participants’ expectations of the underlying cash flows and whether those market participants expect the underlying cash flows to have been adversely affected. During the same period in 2007, we did not record any impairment charges on our real estate securities.

Six-Month Period Ended June 30, 2008 Compared to Six-Month Period Ended June 30, 2007

The following table illustrates the changes in rental revenues, rental expenses, net operating income, other income and other expenses for the six months ended June 30, 2008 compared to the same period in 2007. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. The same store portfolio for the six months ended June 30, 2007 included 14 buildings comprised of approximately 3.2 million square feet. A discussion of these changes follows the table (in thousands).

	For the Six Months Ended June 30,
	2008	2007	$ Change
Revenues
Rental revenue - same store	$12,720	$12,552	$168
Rental revenue - 2008/2007 acquisitions	42,506	8,855	33,651
Securities income	8,622	5,863	2,759
Debt related income	4,986	3,885	1,101
Total revenues	68,834	31,155	37,679

Rental Expenses
Same store	3,269	3,072	197
2008/2007 acquisitions	11,057	2,793	8,264
Total rental expenses	14,326	5,865	8,461

Net Operating Income (1)
Real property - same store	9,451	9,480	(29)
Real property - 2008/2007 acquisitions	31,449	6,062	25,387
Securities income	8,622	5,863	2,759
Debt related income	4,986	3,885	1,101
Total net operating income	54,508	25,290	29,218

Other Operating Expenses
Depreciation and amortization expense	25,291	9,632	15,659
General and administrative expenses	2,052	1,766	286
Asset mangement fees, related party	5,835	3,191	2,644
Total other operating expenses	33,178	14,589	18,589

Other Income (Expenses)
Interest income	5,909	5,188	721
Interest expense	(22,450)	(8,345)	(14,105)
Gain (loss) on derivatives	(8,886)	(27)	(8,859)
Gain on extinguishment of debt	9,309	—	9,309
Other-than-temporary impairment on securities	(65,901)	—	(65,901)
Total other income (expenses)	(82,019)	(3,184)	(78,835)

Minority interests	2,025	125	1,900
Net income (loss)	$(58,664)	$7,642	$(66,306)

(1)  For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, and a reconciliation of our net operating income for the three months ended June 30, 2008 and 2007 to our reported “Net income (loss)” for the three months ended June 30, 2008 and 2007, see Note 14 to our condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Rental Revenue

Rental revenue increased approximately $33.8 million to approximately $55.2 million for the six months ended June 30, 2008, compared to approximately $21.4 million for the same period in 2007. This increase is primarily attributable to our acquisition of 48 additional real properties subsequent to January 2007. Same store rental revenues increased by approximately $168,000, or 1.3%, for the six months ended June 30, 2008 compared to the same period in 2007 primarily due to a new lease. Additionally, tenant recovery income for same store properties decreased by approximately $17,000 for the six months ended June 30, 2008 compared to the same period in 2007.

Securities Income

Securities income increased approximately $2.8 million to approximately $8.6 million for the six months ended June 30, 2008, compared to approximately $5.9 million for the same period in 2007. This increase is primarily attributable to our acquisition of approximately $207.8 million of additional real estate securities subsequent to January 2007. The increase in securities income due to increased investments was partially offset by the decline in the one-month LIBOR rate, which impacts interest income on floating-rate securities investments. As of June 30, 2008 and 2007 the one-month LIBOR rate was approximately 2.46% and 5.32%, respectively. Approximately 43.3% and 46.3% of our real estate securities, based on amounts invested, were floating rate securities as of June 30, 2008 and 2007, respectively.

Debt Related Income

Debt related income increased approximately $1.1 million to approximately $5.0 million for the six months ended June 30, 2008, compared to approximately $3.9 million for the same period in 2007. The increase is primarily attributable to our acquisition of approximately $95.2 million in a real estate-secured mortgage note and mezzanine debt investments, net of repayments of approximately $12.7 million, subsequent to January 2007. The increase in debt related income due to investments was partially offset by the decline in the one-month LIBOR rate, which impacts interest income on floating-rate debt related investments.  Approximately 27.5% and 31.0% of our debt related investments earned interest based on a floating-rate as of June 30, 2008 and 2007, respectively.

Rental Expense

Rental expense increased approximately $8.5 million to approximately $14.3 million for the six months ended June 30, 2008, from approximately $5.9 million for the same period in 2007. This increase is primarily attributable to our acquisition of 48 additional real properties subsequent to January 2007. Same store rental expenses increased by approximately $197,000, or 6.4%, for the six months ended June 30, 2008 as compared to the same period in 2007, primarily as a result of increased higher real estate tax rates, maintenance costs and higher property management fees, all of which are generally recoverable from our tenants, partially offset by a decrease in expenses that are generally not recoverable from our tenants.

Other Operating Expenses

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $15.7 million to approximately $25.3 million for the six months ended June 30, 2008, compared to approximately $9.6 million for the same period in 2007. This increase is primarily attributable to our acquisition of 48 additional real properties subsequent to January 2007.

General and Administrative Expenses

General and administrative expenses increased approximately $286,000 to approximately $2.1 million for the six months ended June 30, 2008, from approximately $1.8 million for the same period in 2007. This increase is primarily attributable to growth in assets and shareholders, including increased state income taxes and filing fees, audit fees, and other general overhead expenses.

Asset Management Fees, Related Party

Asset management fees paid to our Advisor increased as a result of additional investments held during the six months ending June 30, 2008 compared to the same period in 2007. During the six months ended June 30, 2008, our Advisor earned approximately $5.8 million in asset management fees, which was comprised of (i) real property asset management fees of approximately $4.4 million associated with 62 real properties, (ii) real estate securities asset management fees of approximately $830,000 and (iii) debt related asset management fees of approximately $555,000. During the same period in 2007, our Advisor earned approximately $3.2 million in asset management fees, which was comprised of (i) real property asset management fees of approximately $1.9 million associated with 53 real properties, (ii) real estate securities asset management fees of approximately $890,000 and (iii) debt related asset management fees of approximately $418,000.

For a detailed discussion of the asset management fees we pay to our Advisor, see Note 12 to our condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Other Income (Expenses)

Interest Income

Interest income increased approximately $721,000 to approximately $5.9 million for the six months ended June 30, 2008, from approximately $5.2 million for the same period in June 30, 2007. This increase is attributable to increased cash balances, which are primarily a result of net proceeds from our public and private offerings being held in interest bearing bank accounts and money market mutual funds offset by the impacts of lower money market interest rates during the period.

Interest Expense

Interest expense increased approximately $14.1 million to approximately $22.5 million for the six months ended June 30, 2008, from approximately $8.3 million for the same period in June 30, 2007. During the six months ended June 30, 2008, interest expense resulted primarily from approximately (i) $18.3 million related to 24 mortgage notes secured by real properties, (ii) $3.5 million of interest expense on our financing obligations associated with our Operating Partnership’s private placement and (iii) $675,000 for other secured borrowings, including our securities margin account and loan secured by the Greensboro Mezzanine Loan. During the same period in 2007, interest expense resulted primarily from approximately (i) $6.0 million related to 13 mortgage notes secured by real properties, (ii) $1.9 million of interest expense on our financing obligations associated with our Operating Partnership’s private placement and (iii) $461,000 for borrowings on our REPO facility, which was terminated in August 2007.

Gain (Loss) on Derivatives

During the six months ended June 30, 2008 we incurred approximately $8.9 million in losses related to our derivative instruments activity. Approximately $6.2 million was reclassified from other comprehensive income (loss) to gain (loss) on derivatives based on our determination that it was no longer probable that previously forecasted issuances of fixed-rate debt related to $70.4 million portion of our LIBOR-based forward starting swaps would be issued within the timeframe specified in its corresponding hedge designation memorandum. In addition to this charge, hedge ineffectiveness on cash flow hedges, of approximately $2.6 million was recorded primarily due to a change in the forecasted dates for debt issuances hedged by our remaining forward starting swaps.

Gain on Extinguishment of Debt

As previously discussed, during the six months ended June 30, 2008, we fully repaid floating-rate debt that had been previously secured by 17 retail properties that had been acquired as part of our New England Retail Portfolio purchased in August and October 2007. We repaid the total outstanding aggregate principal balance of approximately $121.9 million in the amount of approximately $111.5 million, representing an approximate $10.4 million discount to par, resulting in a gain of approximately $9.3 million, net of $1.1 million in unamortized deferred loan costs.

Other-than-Temporary Impairment on Securities

During the six months ended June 30, 2008, we recorded an impairment other-than-temporary charge totaling approximately $65.9 million, comprised of an impairment charge of $32.7 million related to 21 of our preferred equity securities and $33.2 million related to five CDO securities, which is reflected in the accompanying condensed consolidated statement of operations. The other-than-temporary assessment charged to our preferred equity securities was determined primarily based upon consideration of the length of time over which these securities had experienced a decline in market value, as well as the severity of such decline. The other-than-temporary impairment to our CDOs was determined in accordance with EITF No. 99-20 and considered market participants’ expectations of the underlying cash flows and whether those market participants expect the underlying cash flows to have been adversely affected. During the same period in 2007, we did not record any impairment charges on our real estate securities.

Liquidity and Capital Resources

We believe that existing cash balances, net proceeds from our follow on public offering and our private offerings, prospective debt issuances and assumptions, and cash flows from operations will be sufficient to satisfy our liquidity and capital requirements for the next twelve months. Our capital requirements over the next twelve months include, but are not limited to, operating expenses, distribution payments, redemption payments, acquisitions of real property, real estate securities and debt related investments, settlements of derivative instruments and debt service payments.

Operating Activities

Net cash provided by operating activities was approximately $28.5 million for the six months ended June 30, 2008, which represents an increase of approximately $21.1 million compared to net cash provided by operating activities of approximately $7.4 million for the six months ended June 30, 2007. This was primarily due to (i) increased rental revenue, securities income and debt related income as a result of our investment activity from January 2007 through June 2008, and (ii) increased interest income as a result of higher cash balances attributable to proceeds received from our public and private offerings, offset by (i) increased rental expense, asset management fees and interest expense as a result of our acquisition of one real property during fiscal year 2008 and 48 real properties during fiscal year 2007, and (ii) increased general and administrative expenses as a result of our growth.

Investing Activities

Real Property Acquisition

During the six months ended June 30, 2008, we acquired one real property for a total investment amount of approximately $25.5 million. This property was acquired using a combination of net proceeds from our initial public offering and private offerings and available cash. For additional detail regarding this acquisition see our section entitled “Significant Transactions during 2008” above.

Real Estate Securities

During the six months ended June 30, 2008, we did not acquire any additional real estate securities investments.

As of June 30, 2008, we had a net unrealized loss of approximately $25.4 million related to certain of our real estate securities investments, which is included in the accompanying condensed consolidated statement of stockholders’ equity as other comprehensive loss, consisting of (i) an unrealized loss of approximately $891,000 for our investments in 13 preferred equity securities, and (ii) an unrealized loss of approximately $24.5 million for our CMBS and CDOs.

During the six months ended June 30, 2008, we recorded an impairment charge totaling approximately $65.9 million, comprised of $32.7 million related to 21 of our preferred equity securities and $33.2 million related to five CDO securities, which is reflected in the accompanying condensed consolidated statement of operations. For additional detail regarding this impairment see our section entitled “Other-than-Temporary Impairment of Securities” above.

The values of many of the securities that we hold are sensitive to the volatility of the credit markets, and many of our securities may continue to be adversely affected by future developments. In addition, to the extent that uncertainty in the credit market continues and/or intensifies, it may have the potential to materially affect both the value and liquidity of our securities portfolio, as well as the availability or the terms of financing that we may potentially utilize in order to leverage our securities portfolio. Continued credit market volatility and uncertainty may also cause certain market indicators of impairment to persist, leading to further potential impairment charges and/or permanent losses in our CMBS and CDO investments.

If we were forced to liquidate our securities portfolio into the current market, we would experience significant losses on these investments. However, we currently have both the intention and the ability to hold our real estate securities assets to maturity or until potential recovery in fair market value, although from time to time we may sell any of these assets as part of our overall management of the investment portfolio. We have not invested in any CMBS and CDOs which contain assets that could be classified as sub-prime residential mortgages. As such, we currently do not have direct exposure to the sub-prime residential lending market. We are not currently aware of any material deterioration in the credit quality or performance of the underlying loans that comprise our CMBS and CDO assets.

The recent market volatility and lack of liquidity has also made the valuation process pertaining to certain of our securities assets extremely difficult, particularly our CMBS and CDO assets. Our estimate of the value of these investments includes consideration of independent pricing agency valuations. However, the methodologies that are used in valuing individual investments are generally based on a variety of estimates and assumptions specific to the particular investments, and therefore actual results related to the investments often vary materially from such estimates and assumptions.

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

We currently do not know the full extent to which the recent U.S. credit market disruptions will continue to affect us. However, based upon our available cash balances and outstanding borrowings, we believe we have sufficient liquidity to hold our real estate securities assets to maturity, and we are not dependent upon selling these investments in order to fund our operations or to meet our existing debt service requirements.

Debt Related Investments

During the six months ended June 30, 2008, we acquired one debt related investment with a gross investment amount of approximately $16.7 million and advanced additional amounts of approximately $2.6 million under an existing investment in one mezzanine loan. For additional detail regarding this debt investment see our section entitled “Significant Transactions during 2008” above.

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

On June 11, 2007, we filed a registration statement for our follow-on public offering, which was declared effective on January 22, 2008. Pursuant to the registration statement, we are offering on a continuous basis up to $2.0 billion in shares of our common stock, 75% of which are being offered to the public at a price of $10.00 per share, and 25% of which are being offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. As of June 30, 2008, we had sold approximately 24.5 million shares of our common stock to a total of approximately 3,900 stockholders in connection with our follow on public offering.

The Operating Partnership’s Private Placement

The Operating Partnership is currently offering undivided tenancy-in-common interests in certain properties to accredited investors in a private placement exempt from registration under the Securities Act of 1933, as amended.

During the six months ended June 30, 2008, the Operating Partnership raised approximately $31.8 million from the sale of undivided tenancy-in-common interests in four properties. During the six months ended June 30, 2008, the Operating Partnership also exercised its option to acquire, at fair market value, approximately $55.9 million of previously issued undivided tenancy-in-common interests in five properties for a combination of (i) approximately 5.5 million OP Units, issued at a price of $10.00 per OP Unit, representing approximately $54.8 million of the aggregate purchase price of such properties and (ii) approximately $1.1 million in cash. The result of the above activity was a net decline in financing obligations of approximately $24.0 million.

Debt Financings

Mortgage Notes — During the six months ended June 30, 2008, we obtained approximately $51.5 million in mortgage debt financing in connection with seven properties. During May 2008, we fully repaid the floating-rate debt on 17 properties in the amount of approximately $121.9 million. For additional detail regarding these financing activities see our section entitled “Significant Transactions during 2008” above.

Other Secured Borrowings —To partially finance the acquisition of the Greensboro Park Mezzanine Loan, we obtained a floating-rate loan with an outstanding principal balance of approximately $10.8 million that bears interest based on a spread of 1.50% over the one-month LIBOR rate. The loan was used to acquire the Greensboro Park Mezzanine Loan debt related investment and has a maturity date that is coterminous with the maturity of the Greensboro Park Mezzanine Loan, which occurs in 2012.

Distributions

On December 12, 2007, March 18, 2008 and June 4, 2008, our board of directors authorized quarterly distributions for our stockholders equal to $0.15 per share for each of the first, second and third quarters of 2008. The first and the second quarter 2008 distributions were paid on April 15, 2008 and July 15, 2008, respectively, and we anticipate paying the third quarter 2008 distribution on October 15, 2008.

For the six months ended June 30, 2008, we declared distributions payable to common stockholders of approximately $38.2 million in the aggregate, which was paid during the six months ended June 30, 2008 or shortly thereafter. Of these distributions, approximately $29.0 million was funded from funds from our operations, and the remaining $8.5 million was funded from our borrowings. Our long-term strategy is to fund the payment of quarterly distributions to investors entirely from funds from our operations.

Off-Balance Sheet Arrangements

As of June 30, 2008, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Assets and Liabilities Measured at Fair Value

Fair Value Estimates of Investments in Real Estate Securities

As of June 30, 2008, our real estate securities were valued in two categories, comprised of (i) preferred equity securities and (ii) CMBS and CDOs. Our pricing procedures for each of the two categories are applied to each specific investment within their respective categories.

Preferred Equity Securities — The valuation of our investments in preferred equity securities is determined using exchange listed prices in an active market. As such, preferred equity securities fall within Level 1 of the fair value hierarchy. Our investments in preferred equity securities had a fair market value of $69.2 million and $75.5 million which represented approximately 3.5% and 4.2% of total assets as of June 30, 2008 and December 31, 2007, respectively. For the six months ending June 30, 2008 we recorded an impairment charge of $32.7 million related to 21 of our preferred equity securities. For additional detail regarding this impairment see our section entitled “Impairment of Available-For-Sale Securities” above.

CMBS and CDOs — Currently, we consider valuations provided by third-party pricing services to assist in determining the fair market value of our CMBS and CDO investments. The third-party pricing services provide pricing based on proprietary models that use a combination of observable market information and unobservable market assumptions. Observable market information used in these fair market valuations include benchmark interest rates, interest rate curves, and swap curves. Unobservable market assumptions used in the determination of the fair market valuations of our CMBS and CDO investments include market assumptions related to discount rates, default rates, prepayment rates, reviews of trustee or investor reports and sample broker quotes in what is currently an inactive market. As a result, both Level 2 and Level 3 inputs are used in arriving at the valuation of the our investments in CMBS and CDOs. We consider the Level 3 inputs used in determining the fair market value of its investments in CMBS and CDO securities to be significant. As such, all investments in CMBS and CDO securities fall under the Level 3 category of the fair market value hierarchy. Our investments in CMBS and CDO investments had a fair market value of $86.4 million and $105.2 million which represented approximately 4.4% and 5.8% of total assets as of June 30, 2008 and December 31, 2007, respectively. For the six months ending June 30, 2008 we recorded an impairment charge of $33.2 million related to five CDO securities. For additional detail regarding this impairment see our section entitled “Impairment of Available-For-Sale Securities” above.

Fair Value Estimates of Derivative Instruments

Currently, we use forward starting swaps, zero cost collars and interest rate caps to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The valuation methodologies are segregated into two categories of derivatives: (i) forward starting swaps and (ii) zero cost collars/interest rate caps.

Although we have determined that the majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy, credit valuation adjustments associated with our derivative instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative instruments. As a result, we have determined that all of our derivative valuations are classified in Level 2 of the fair value hierarchy.

Our derivative instrument liability had a fair market value of $23.5 million and $27.9 million which represented approximately 2.8% and 3.1% of total liabilities as of June 30, 2008 and December 31, 2007, respectively. For the six months ended June 30, 2008, we recorded a total, net charge to ineffectiveness that included in the accompanying condensed consolidated statements of operations in “gain (loss) on derivatives” of approximately $7.6 million. For additional detail regarding this acquisition see our section entitled “Hedge Ineffectiveness” above.

Subsequent Events

Proceeds from Public Offering

For the period from July 1, 2008 to July 31, 2008, we issued approximately 5.4 million shares of our common stock to a total of approximately 635 stockholders for net proceeds of approximately $45.3 million.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies as set forth in Item 7 to Part II of our Annual Report on Form 10-K filed with the Commission on March 27, 2008.

ITEM 3.                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk and Hedging Activities

We may be exposed to interest rate changes primarily as a result of our hedging positions and our variable rate debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. We generally seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We also selectively utilize derivative instruments to hedge exposures to changes in interest rates on loans secured by our assets.

The Advisor maintains risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy is designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on our investments may be reduced. Our board of directors has established policies and procedures regarding our use of derivative instruments for hedging or other purposes. As of June 30, 2008, we held seven unsettled hedging instruments with a combined notional amount of approximately $509.0 million that were in a loss position equal to approximately $23.5 million. If interest rates were to increase by 10% (relative to interest rates as of June 30, 2008), this would result in a $2.4 million decrease in our loss position relative to our overall hedging positions.

Credit Risk

Credit risk is the failure of the counterparty to perform under the terms of an agreement. All of our investments are exposed to some level of credit risk; real property investments are exposed to the credit risk of the tenants that occupy the space and our investment in real estate securities and debt related investments are exposed to the credit risk of the issuer or the borrower. Additionally, we have exposure to credit risk with the counter parties to our hedging contracts. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. We seek to minimize the credit risk within our investments and with our derivative instruments by employing a disciplined approach to underwriting and due diligence with respect to our investments and entering into transactions with what management deems to be high-quality counterparties. However, we cannot mitigate all of our credit risk exposure and therefore our operating results may be adversely impacted by the failure of a counterparty to perform under the terms of an agreement.

Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in the applicable market resulting from a variety of factors such as perceived risk, interest rate changes, inflation and overall general economic changes. We manage our market risk in variety of ways but primarily through diversification. As described earlier, our diversification strategy includes diversity across our investments types, property types and geographic markets. Additionally, our tenant base is diversified across multiple industries and geographic locations. Our market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, the Advisor assesses our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

As of June 30, 2008, we had unrealized losses aggregating approximately $20.6 million related to our cash flow derivatives, which have been included in other comprehensive loss in the condensed consolidated statement of stockholders’ equity included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q. During the six months ended June 30, 2008, aggregate losses of approximately $8.9 million were recorded as a loss due to hedge ineffectiveness as a result of the following: (i) approximately $6.2 million was recorded from other comprehensive income (loss) to gain (loss) on derivatives based on our determination that it was no longer probable that previously forecasted issuances of fixed-rate debt related to $70.4 million portion of our LIBOR-based forward starting swaps would be issued within the timeframe specified in its corresponding hedge designation memorandum (ii) approximately $2.6 million related to the hedge ineffectiveness on cash flow hedges due to a change in the estimated timing of the anticipated debt placements and (iii) approximately $97,000 related to changes in fair value of derivatives not designated as hedges. See further discussion of our hedging activities in Note 7 to our condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

During the six months ended June 30, 2008 we incurred $8.9 million in losses related to our derivative instruments activity. During the six months ended June 30, 2008, we determined that it was no longer probable that previously forecasted issuances of fixed-rate debt related to a $70.4 million portion of our LIBOR-based forward starting swaps would be issued within the timeframe specified in its corresponding hedge designation memorandum. As a result, approximately $6.2 million of a one-time charge to ineffectiveness was recorded in the accompanying condensed consolidated statements of operations in “gain (loss) on derivatives.” Hedge ineffectiveness on cash flow hedges of approximately $2.6 million was recorded.

ITEM 4.                            CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008. There were no material changes in the Company’s internal control over financial reporting during the six months ended June 30, 2008.

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

In the event that our stockholders seek to redeem all of their shares of our common stock, shares of our common stock purchased pursuant to our distribution reinvestment plan may be excluded from the foregoing one-year holding period requirement, at the discretion of the board of directors. In addition, for purposes of the one-year holding period, holders of OP Units who exchange their OP Units for shares of our common stock shall be deemed to have owned their shares as of the date they were issued their OP Units. The board of directors reserves the right in its sole discretion at any time and from time to time to (i) waive the one-year holding period in the event of the death or disability (as such term is defined in the Code) of a stockholder, as well as the annual limitation discussed below, (ii) reject any request for redemption for any reason or no reason, or (iii) reduce the number of shares of our common stock allowed to be purchased under the share redemption program. At any time we are engaged in an offering of shares of our common stock, the per share price for shares of our common stock redeemed under our redemption program will never be greater than the then-current offering price of our shares of our common stock sold in the primary offering. We are not obligated to redeem shares of our common stock under the share redemption program. We presently limit the number of shares to be redeemed during any consecutive twelve month period to no more than five percent of the number of shares of common stock outstanding at the beginning of such twelve month period. The aggregate amount of redemptions under our share redemption program is not expected to exceed the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not sufficient to fund redemption requests pursuant to the five percent limitation outlined above, the board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock. Such sources of funds could include cash on hand, cash available from borrowings and cash from liquidations of securities investments as of the end of the applicable quarter, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders or purchases of real property, real estate securities or debt related investments. The board of directors may also increase the annual limit above five percent but, in any event, the number of shares of our common stock that we may redeem will be limited by the funds available from purchases pursuant to our distribution reinvestment plan, cash on hand, cash available from borrowings and cash from liquidations of securities investments as of the end of the applicable quarter.

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

During the six months ended June 30, 2008, we redeemed 1.2 million shares of common stock pursuant to our share redemption program, as further described in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans of Programs (1)
January 1 - January 31, 2008	—	$—	—	—
February 1 - February 29, 2008	—	—	—	—
March 1 - March 31, 2008	473,762	9.22	473,762	—
April 1 - April 30, 2008	—	—	—	—
May 1 - May 31, 2008	—	—	—	—
June 1 - June 30, 2008	716,925	9.18	716,925	—
Total:	1,190,687	$9.20	1,190,687	5,764,782

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

10.13	Promissory note secured by deeds of trust between Dividend Capital Total Realty Trust Inc. and LaSalle Bank National Association (New England Retail Portfolio).†

10.14	Form of Management Agreement between various affiliates of Dividend Capital Total Realty Trust Inc. and KeyPoint Partners LLC, as property manager (New England Retail Portfolio).†
10.15	Acknowledgement and Post-Closing Agreement between various affiliates of Dividend Capital Total Realty Trust Inc. and LaSalle Bank National Association (New England Retail Portfolio).†
31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Principal Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

†                                         Previously filed.

*                                        Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

Date: August 14, 2008	/s/ GUY M. ARNOLD
Guy M. Arnold
President

Date: August 14, 2008	/s/ JOHN E. BIALLAS
John E. Biallas
Chief Financial Officer

EXHIBIT INDEX

1.1	Dealer Manager Agreement. †

3.1	Dividend Capital Total Realty Trust Inc. Fifth Articles of Amendment and Restatement.†

3.2	Dividend Capital Total Realty Trust Inc. Second Amended and Restated Bylaws. †

4.2	Second Amended and Restated Distribution Reinvestment Plan. †

10.1	Fifth Amended and Restated Advisory Agreement among Dividend Capital Total Realty Trust Inc., Dividend Capital Total Realty Operating Partnership L.P. and Dividend Capital Total Advisors LLC. †

10.2	Property Management Agreement between Dividend Capital Total Realty Trust Inc. and Dividend Capital Property Management LLC.†

10.3	Form of Indemnification Agreement between Dividend Capital Total Realty Trust Inc. and the officers and directors of Dividend Capital Total Realty Trust Inc.†

10.4	Third Amended and Restated Operating Partnership Agreement of Dividend Capital Total Realty Operating Partnership LP.†

10.5	Dividend Capital Total Realty Trust Inc. Equity Incentive Plan.†

10.6	Form of Director Option Agreement.†

10.7	First Amendment to Partnership Agreement between TRT Industrial Fund I LLC and DCT Industrial Fund II LLC.†

10.8	Partnership Agreement between TRT Industrial Fund II LLC and DCT Industrial Fund III LLC.†

10.9	Partnership Agreement of TRT DDR Venture I General Partnership between DDR TRT GP LLC and TRT-DDR Joint Venture I Owner LLC.†

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
10.15

Acknowledgement and Post-Closing Agreement between various affiliates of Dividend Capital Total Realty Trust Inc. and LaSalle Bank National Association (New England Mortgage Loan and New England Mezzanine Loan Defeasance).†

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Principal Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

†                                         Previously filed.

*                                        Filed herewith.