Form 10-K/A
period 2007-12-31
Dividend Capital Total Realty Trust Inc.
filed 2008-09-10
CIK 1327978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                               ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders, which we anticipate to be held in June 2008, are incorporated by reference in Part III.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”) on March 27, 2008, in order to revise the Principal Executive Officer and Principal Financial Officer certifications originally filed as Exhibits 31.1 and 31.2, which inadvertently omitted certain language required to be disclosed.

This Form 10-K/A is limited in scope to the items identified above and should be read in conjunction with the Form 10-K and our other filings with the SEC.

This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K.

(b) Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K/A:

31.1	Rule 13a-14(a) Revised Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Revised Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 10, 2008.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

By:	/s/ GUY M. ARNOLD
Name:	Guy M. Arnold
Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on September 10, 2008.

Signature	Title

/s/ GUY M. ARNOLD
Guy M. Arnold	President (principal executive officer)

/s/ JOHN A. BLUMBERG
John A. Blumberg	Chairman of the Board and Director

/s/ CHARLES B. DUKE
Charles B. Duke	Director

/s/ DANIEL J. SULLIVAN
Daniel J. Sullivan	Director

/s/ JOHN E. BIALLAS	Chief Financial Officer (principal financial officer and principal accounting officer)
John E. Biallas