Form 10-Q/A
period 2008-03-31
Dividend Capital Total Realty Trust Inc.
filed 2008-09-10
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed with the Securities and Exchange Commission (“SEC”) on May 15, 2008, in order to revise the Principal Executive Officer and Principal Financial Officer certifications originally filed as Exhibits 31.1 and 31.2, which inadvertently omitted certain language required to be included.

This Form 10-Q/A is limited in scope to the items identified above and should be read in conjunction with the Form 10-Q and our other filings with the SEC.

This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-Q.

(b)  Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q/A:

31.1	Rule 13a-14(a) Revised Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Revised Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

Date: September 10, 2008	/s/ GUY M. ARNOLD
Guy M. Arnold
President

Date: September 10, 2008	/s/ JOHN E. BIALLAS
John E. Biallas
Chief Financial Officer