Form 10-Q
period 2008-09-30
Dividend Capital Total Realty Trust Inc.
filed 2008-11-14
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, 157,570,466 shares of common stock of Dividend Capital Total Realty Trust Inc., par value $0.01 per share, were outstanding.

Dividend Capital Total Realty Trust Inc.

Form 10-Q

September 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS

DIVIDEND CAPITAL TOTAL REALTY TRUST INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	As of September 30,	As of December 31,
	2008	2007
	(Unaudited)
ASSETS
Investments in real property:
Land	$327,101	$312,191
Building and improvements	839,406	755,425
Intangible lease assets	151,879	147,675
Accumulated depreciation and amortization	(74,530)	(35,616)
Total net investments in real property	1,243,856	1,179,675

Investments in unconsolidated joint ventures	17,360	—

Investments in real estate securities	116,223	180,663
Debt related investments, net	88,751	104,091
Total net investments	1,466,190	1,464,429

Cash and cash equivalents	541,247	291,634
Restricted cash	17,324	7,084
Subscriptions receivable	3,806	18,361
Other assets, net	43,521	30,276
Assets held for sale	8,610	—
Total Assets	$2,080,698	$1,811,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses (including $2,479 and $1,189 due to affiliates as of September 30, 2008 and December 31, 2007, respectively)	$14,911	$10,400
Dividends payable	22,966	16,359
Mortgage notes	627,012	661,683
Other secured borrowings	35,252	37,300
Financing obligations	91,235	106,571
Intangible lease liabilities, net	50,900	24,089
Derivative instruments	19,203	27,949
Other liabilities	6,757	7,618
Liabilities related to assets held for sale	5,686	—
Total Liabilities	873,922	891,969

Minority Interests	75,539	18,840

Stockholders’ Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none outstanding as of September 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 153,025,707 and 115,295,632 shares issued and outstanding, as of September 30, 2008 and December 31, 2007, respectively	1,530	1,152
Additional paid-in capital	1,378,190	1,037,902
Distributions in excess of earnings	(172,698)	(44,252)
Accumulated other comprehensive income (loss)	(75,785)	(93,827)
Total Stockholders’ Equity	1,131,237	900,975
Total Liabilities and Stockholders’ Equity	$2,080,698	$1,811,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share information)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

REVENUE:
Rental revenue	$27,475	$22,643	$82,643	$44,050
Securities income	4,137	4,561	12,759	10,425
Debt related income	2,453	2,569	7,440	6,453
Total Revenue	34,065	29,773	102,842	60,928

EXPENSES:
Rental expense	7,212	5,846	21,481	11,764
Depreciation and amortization expense	12,582	9,815	37,872	19,447
General and administrative expenses	1,189	1,236	3,261	2,948
Asset management fees, related party	2,745	2,660	8,580	5,851
Total Operating Expenses	23,728	19,557	71,194	40,010

Operating Income	10,337	10,216	31,648	20,918

Other Income (Expenses):

Equity in earnings of unconsolidated joint ventures	31	—	31	—
Interest income	3,303	3,375	9,212	8,563
Interest expense	(10,778)	(12,038)	(33,197)	(20,438)
Gain (loss) on derivatives	471	87	(8,427)	115
Gain on extinguishment of debt	—	—	9,309	—
Other-than-temporary impairment on securities	(13,540)	—	(79,441)	—

Net Income (Loss) Before Minority Interests	(10,176)	1,640	(70,865)	9,158
Minority Interests	699	304	2,725	428
Net Income (Loss) From Continuing Operations	(9,477)	1,944	(68,140)	9,586
Income from discontinued operations, net of minority interest	10	—	10	—
NET INCOME (LOSS)	$(9,467)	$1,944	$(68,130)	$9,586

NET INCOME PER COMMON SHARE-BASIC

Net income (loss) from continuing operations	$(0.06)	$0.02	$(0.51)	$0.12
Net income (loss) from discontinued operations, net of minority interest	—	—	—	—
Net income (loss)	$(0.06)	$0.02	$(0.51)	$0.12

NET INCOME PER COMMON SHARE-DILUTED

Net income (loss) from continuing operations	$(0.06)	$0.02	$(0.51)	$0.12
Net income (loss) from discontinued operations, net of minority interest	—	—	—	—
Net income (loss)	$(0.06)	$0.02	$(0.51)	$0.12

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	147,180	97,051	134,075	77,572
Diluted	153,116	97,071	137,805	77,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)
(In thousands)

					Accumulated
			Additional	Distributions in	Other	Total
	Common Stock		Paid-in	Excess of	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balances, December 31, 2007	115,296	$1,152	$1,037,902	$(44,252)	$(93,827)	$900,975
Comprehensive loss:
Net loss	—	—	—	(68,130)	—	(68,130)
Net unrealized change from available-for-sale securities	—	—	—	—	14,562	14,562
Cash flow hedging derivatives	—	—	—	—	3,480	3,480
Comprehensive loss						(50,088)

Issuance of common stock, net of offering costs	39,892	400	360,222	—	—	360,622
Redemptions of common stock	(2,162)	(22)	(19,943)	—	—	(19,965)
Amortization of stock based compensation	—	—	9	—	—	9
Distributions on common stock	—	—	—	(60,316)	—	(60,316)
Balances, September 30, 2008	153,026	$1,530	$1,378,190	$(172,698)	$(75,785)	$1,131,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months
	Ended September 30,
	2008	2007

OPERATING ACTIVITIES:
Net income (loss)	$(68,130)	$9,586
Minority interests	(2,725)	(428)
Equity in earnings of unconsolidated joint ventures	(31)	—
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate depreciation and amortization expense	37,872	19,004
Other depreciation and amortization	(1,129)	682
Loss on derivatives	8,427	(115)
Gain on extinguishment of debt	(9,309)	—
Impairment of available-for-sale securities	79,441	—
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(295)	(10,133)
(Increase) decrease in other assets	1,080	(10,823)
Increase in accounts payable and accrued expenses	2,972	8,930
Increase in other liabilities	974	1,874
Net cash provided by operating activities	49,147	18,577

INVESTING ACTIVITIES:
Investment in real property	(69,559)	(839,010)
(Increase) decrease in deferred acquisition costs	(15,093)	709
Investment in unconsolidated joint ventures	(17,329)	—
Investment in real estate securities	—	(207,851)
Principal collections on real estate securities	65	—
Investment in debt related investments	(9,053)	(87,069)
Principal collections on debt related investments	35,233	12,665
Net cash used in investing activities	(75,736)	(1,120,556)

FINANCING ACTIVITIES:
Mortgage note proceeds	82,140	587,284
Mortgage note principal repayments	(112,762)	(49)
Repayment of other secured borrowings	(12,800)	—
Financing obligation proceeds	50,409	53,342
Settlement of cash flow hedging derivative	(12,401)	(241)
Proceeds from minority interest contributions	4,652	23,802
Proceeds from sale of common stock	374,173	733,103
Offering costs for issuance of common stock, related party	(30,994)	(66,551)
Redemption of common shares	(19,964)	(1,295)
Distributions to minority interest holders	(4,237)	(14,587)
Distributions to common stockholders	(21,566)	(9,417)
Other financing activities	(20,448)	18,840
Net cash provided by financing activities	276,202	1,324,231

NET INCREASE IN CASH AND CASH EQUIVALENTS	249,613	222,252

CASH AND CASH EQUIVALENTS, beginning of period	291,634	67,317
CASH AND CASH EQUIVALENTS, end of period	$541,247	$289,569

Supplemental Disclosure of Cash Flow Information:
Assumed mortgages	$—	$13,338
Amount issued pursuant to the distribution reinvestment plan	$32,141	$13,582
Cash paid for interest	$22,607	$16,591
Issuances of OP Units for tenancy in common interests	$64,893	$—
Non-cash financing for debt related investment	$10,753	$—

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

We operate in a manner intended to qualify as a real estate investment trust (“REIT”) for federal income tax purposes, commencing with the taxable year ended December 31, 2006, when we first elected REIT status. We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through our operating partnership, Dividend Capital Total Realty Operating Partnership, L.P. (the “Operating Partnership”).  Furthermore, our Operating Partnership wholly owns a taxable REIT subsidiary, DCTRT Leasing Corp. (the “TRS”), through which we execute certain business transactions that might otherwise have an adverse impact on our status as a REIT if such business transactions were to occur directly or indirectly through the Operating Partnership.

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

We raise equity capital through (i) selling shares of our common stock through our public offerings, (ii) reinvestment of dividends by our stockholders through our distribution reinvestment plan and (iii) our Operating Partnership’s private placements (see Note 8). As of September 30, 2008, (i) we had sold approximately 145.9 million shares of our common stock, net of redemptions, for proceeds of approximately $1.5 billion, (ii) we had issued approximately 7.1 million shares of our common stock for gross proceeds of approximately $67.9 million pursuant to our distribution reinvestment plan and (iii) we had raised approximately $157.0 million pursuant to our Operating Partnership’s private placements.

We use our capital to invest in a diverse portfolio of real properties, real estate securities, and debt related investments. We primarily invest in real property, consisting of office, industrial, retail, multifamily, hospitality and other properties, primarily located in North America. Additionally, we invest in real estate securities, including securities issued by other real estate companies, commercial mortgage backed securities (“CMBS”), commercial real estate collateralized debt obligations (“CRE-CDOs”) and similar investments and certain debt related investments, including originating and participating in mortgage loans secured by real estate, junior portions of first mortgages on commercial properties (“B-notes”), mezzanine debt and other related investments.

As of September 30, 2008, we had gross investments of approximately $1.5 billion, comprised of approximately (i) $1.3 billion in real property, (ii) $116.2 million in real estate securities and (iii) $106.1 million in debt related investments, including a $17.4 million investment in an unconsolidated joint venture.

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

Principles of Consolidation

Due to our control of the Operating Partnership through our sole general partnership interest and the limited rights of the limited partners, we consolidate the Operating Partnership and limited partner interests are reflected as minority interests in the accompanying condensed consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

We record acquired “above” and “below-market” leases at their fair value equal to the difference between the contractual amounts to be paid pursuant to each in-place lease and management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining term of the lease plus the term of any below-market fixed-rate renewal option periods for below-market leases. In addition, we allocate a portion of the purchase price of an acquired property to the estimated value of customer relationships, if any. As of September 30, 2008, we had not recorded any estimated value to customer relationships.

Intangible in-place lease assets are amortized over the corresponding lease term. Above market lease assets are amortized as a reduction in rental revenue over the corresponding lease term. Below market lease liabilities are amortized as an increase in rental revenue over the corresponding lease term, plus any applicable fixed-rate renewal option periods. The following table summarizes the amounts we have incurred in amortization expense for intangible lease assets and adjustments to rental revenue for above market lease assets and below market lease liabilities for the three and nine months ending September 30, 2008 and 2007 related to intangible lease assets and liabilities (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Intangible Lease Assets/Liabilities
Intangible lease assets	$6,882	$5,374	$20,750	$10,433
Above market lease assets	721	595	2,222	1,195
Below market lease liabilities	(1,418)	(902)	(2,907)	(1,496)
Total Intangible Lease Assets/Liabilities	$6,185	$5,067	$20,065	$10,132

We expense any unamortized intangible asset or record an adjustment to rental revenue for any unamortized above market lease asset or below market lease liability when a tenant terminates a lease before the stated lease expiration date. For the three and nine months ended September 30, 2008, as a result of early lease terminations, we wrote off (i) intangible lease assets of approximately $390,000 and $1.2 million, respectively, (ii) above market lease assets of $380 and $12,000, respectively, and (iii) below market lease liabilities of approximately $6,000 and $151,000, respectively. There were no early terminations of leases for the three or nine months ended September 30, 2007.

During the second quarter of 2008, we identified a misstatement related to our accounting treatment of below market lease liabilities. Prior to the three months ended June 30, 2008, we valued below market leases using the non-cancelable lease terms and amortized such amounts over the same term to rental revenue. During the three months ended June 30, 2008, we corrected an error with respect to below market leases whereby the valuation and the subsequent amortization period now considers fixed-rate renewal option periods to conform to the interpretive guidance of SFAS No. 141. This misstatement resulted in a net understatement of the total amount recorded to building and improvements in our historic consolidated balance sheets by approximately $28.8 million and $25.1 million as of March 31, 2008 and December 31, 2007, respectively. Furthermore, this misstatement resulted in a net understatement of our intangible lease liabilities in our historic consolidated balance sheets by approximately $30.0 million and $25.8 million as of March 31, 2008 and December 31, 2007, respectively. The impact of the misstatement to our consolidated statements of operations for the three months ended March 31, 2008 and the year ended December 31, 2007 was (i) an overstatement of rental revenue of approximately $282,000 and $481,000, respectively, (ii) an understatement of depreciation and amortization of approximately $149,000 and $214,000, respectively, and (iii) an understatement of net loss by approximately $431,000 for the three months ended March 31, 2008 and an overstatement of net income by approximately $695,000 for the year ended December 31, 2007. We believe neither the origination nor the correction of the misstatement was material quantitatively or qualitatively to our financial statements for the prior periods affected or for the three months ended June 30, 2008, the period in which we made our cumulative adjustment to correct the misstatement. The correction of this misstatement had no impact on the condensed consolidated statement of operations for the three months ended September 30, 2008. The impact on the condensed consolidated statement of operations for the nine months ended September 30, 2008 was (i) a decrease to rental revenues of approximately $481,000, (ii) an increase to depreciation expense of approximately $214,000 and (iii) an increase in net loss of approximately $695,000.

Real Estate Securities

As of September 30, 2008 and December 31, 2007, investments in real estate securities consisted of preferred equity securities, CMBS and CRE-CDOs. SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), requires us to classify our investments in real estate securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although we generally intend to hold most of our investments in real estate securities for the long term or until maturity, we may from time to time sell any of these assets as part of the overall management of our portfolio. As of September 30, 2008 and December 31, 2007, all of our real estate securities were classified as available-for-sale. All assets classified as available-for-sale are reported based on management’s best estimate of fair value.  In determining management’s best estimate of fair value, we consider various factors including, but not limited to, current market prices if available, current interest rates, relevant market indices, broker quotes, expected cash flows and other relevant market and security-specific data as appropriate. Temporary unrealized gains and losses are excluded from earnings and reported as a separate component within stockholders’ equity referred to as other comprehensive income (loss).

Debt Related Investments

As of September 30, 2008, we held debt related investments that consisted of (i) four B-notes, (ii) two mezzanine loans and (iii) one preferred equity investment in an unconsolidated joint venture. As of December 31, 2007, we held debt related investments that consisted of (i) one mortgage loan, (ii) four B-notes and (iii) two mezzanine loans. The following discussion pertains only to our mortgage, mezzanine, and B-note investments as our preferred equity investment is accounted for using the equity method of accounting.  Debt related investments are considered to be held-to-maturity, as we have both the intent and ability to hold these investments until maturity. Accordingly, these assets are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loans or investments are deemed to be impaired.

Revenue Recognition

Revenue Recognition – Real Property

We record rental revenue for the full term of each lease on a straight-line basis. Certain properties have leases that offer the tenant a period of time where no rent is due or where rent payments increase during the term of the lease. Accordingly, we record a receivable from tenants for rent that we expect to collect over the remaining lease term rather than currently, which is recorded as straight-line rents receivable. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation. For the three and nine months ended September 30, 2008, the total increase to rental revenue due to straight-line rent adjustments was approximately $1.5 million and $4.2 million, respectively; for the same periods in 2007 the total increase to rental revenue was approximately $816,000 and $1.5 million, respectively.

Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as rental revenue. Tenant recovery income recognized as rental revenue for the three and nine months ended September 30, 2008 was approximately $4.7 million and $15.8 million, respectively. Tenant recovery income recognized as rental revenue for the three and nine months ended September 30, 2007 was approximately $4.7 million and $9.1 million, respectively.

Revenue Recognition – Real Estate Securities

Interest income on CMBS and CRE-CDO investments is recognized using the effective interest method as required by EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF No. 99-20”), on an accrual basis. Under EITF No. 99-20, at the time of purchase, our management estimates the future expected cash flows and determines the amount of accretable yield based on these estimated cash flows and the purchase price. As appropriate, we update these estimated cash flows using assumptions that a market participant would use to compute a revised yield based on the current amortized cost of the investment. In estimating these cash flows that a market participant would use in valuing these securities, there are a number of assumptions that are subject to uncertainties and contingencies, including the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate, interest rate fluctuations, interest payment shortfalls and the timing and the magnitude of credit losses on the mortgage loans underlying the securities. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and our interest income. If management determines there has been an other-than-temporary impairment of our CMBS and CRE-CDOs, then we account for such securities based on their fair value and determine an accretion value based on our estimate of a market participant’s expectations of the underlying cash flows as described above. This accretion value is amortized to income over the expected life of the investment. For the three and nine months ended September 30, 2008, we recorded $387,000 to interest income for certain CRE-CDOs for which we recorded an other-than-temporary impairment.  See Note 4 for additional discussion of impairment of real estate securities. Dividend income on preferred securities is recognized on the date the dividend is earned. Upon settlement of securities, the excess (or deficiency) of net proceeds over the net carrying value of such security or loan is recognized as a gain (or loss) in the period of settlement.

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

Impairment

Impairment — Real Property

We review our investments in real property individually on a quarterly basis, and more frequently when such an evaluation is warranted, to determine their appropriate classification, as well as whether there are indicators of impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The investments in real property are either classified as held for sale or held and used based on outlined criteria in SFAS No. 144. As of September 30, 2008, two of our properties had been analyzed and classified as held for sale. All of our remaining properties are classified as held and used. As of December 31, 2007, all of our investments in real property had been analyzed and classified as held and used. These held and used assets are reviewed for indicators of impairment which may include, among others, each tenant’s inability to make rent payments, operating losses or negative operating trends at the property level, notification by a tenant that it will not renew its lease, a decision to dispose of a property or adverse changes in the fair value of any of our properties. If indicators of impairment exist on a held and used asset, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is greater than the current net book value, in accordance with SFAS No. 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is less than its current net book value, we recognize an impairment loss for the difference between the net book value of the property and its estimated fair value. If a property is classified as held for sale, we recognize an impairment loss if the current net book value of the property exceeds its fair value less selling costs. If our assumptions, projections or estimates regarding a property change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the property. As of September 30, 2008 and December 31, 2007, we had not recorded any impairment charges to our real properties.

Impairment — Real Estate Securities

In accordance with FASB Staff Position No. 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS No. 115-1/124-1”) and EITF No. 99-20, as applicable, we evaluate debt and equity securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. When management’s estimate of fair value, which is based on the notion of orderly market transactions, of a real estate security is less than its amortized cost for an extended period, we consider whether there is an other-than-temporary impairment in the value of the security. Consideration is given to (i) the length of time and the extent to which the fair value has been lower than carrying value, (ii) the financial condition and near-term prospects of the issuer, (iii) whether the decline in the fair value below our amortized cost indicates that market participants’ expectations of the underlying cash flows have been adversely affected and (iv) our intent and ability to hold an investment for a reasonable period of time sufficient to allow for a forecasted recovery of fair value. If, in our judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to its fair value as of the respective balance sheet date, and the respective unrealized loss is reclassified from accumulated other comprehensive loss and realized as a reduction to earnings. Significant judgments, including making assumptions regarding the estimated prepayments, loss assumptions and changes in interest rates, are required in determining impairment.

On October 14, 2008, the staff in the Office of the Chief Accountant of the Commission noted in a letter to the FASB, that after consulting with the FASB, the staff would not object to the application of an impairment model for perpetual preferred securities similar to debt securities since SFAS No. 115 does not specifically address the impact of the debt-like characteristics on the assessment of other-than-temporary impairment. Such an evaluation should be based on our ability and intent to hold the security to maturity and the underlying credit of the issuers. We adopted this impairment model for perpetual preferred securities for the three months ended September 30, 2008. The letter noted that the views of the staff were an intermediate step in the process of addressing the impairment of perpetual preferred securities and asked the FASB to expeditiously address the issues. There is no assurance that the FASB or the staff will formalize the views of the staff noted in the October 14, 2008 letter. As of September 30, 2008, all of our preferred securities investments were perpetual preferred securities. In applying the impairment model for perpetual preferred securities, we reviewed our preferred equity investments for indicators of other-than-temporary impairment. This review included analysis of (i) the financial condition and near-term prospects of the issuer and (ii) our intent and ability to hold our investment for a reasonable period of time sufficient to allow for a forecasted recovery of fair value. Based on the results of this review, we did not record any other-than-temporary impairment charges related to our preferred equity securities during the three months ended September 30, 2008.

Impairment — Debt Related Investments

We review our debt related investments on a quarterly basis, and more frequently when such an evaluation is warranted, to determine if impairment exists in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”). A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the agreement. When a loan is deemed impaired, the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. As of September 30, 2008 and December 31, 2007, there were no impairment losses recognized for our debt related investments in the accompanying condensed consolidated statements of operations.

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

For derivative instruments designated as cash flow hedges, the changes in the fair value of the derivative instrument that represents changes in expected future cash flows which are effectively hedged by the derivative instrument are initially reported as other comprehensive income (loss) in the condensed consolidated statement of stockholders’ equity until the derivative instrument is settled. Upon settlement, the effective portion of the hedge is recognized as other comprehensive income (loss) and amortized over the term of the designated cash flow or transaction the derivative instrument was intended to hedge. The change in value of any derivative instrument that is deemed to be ineffective is charged directly to earnings when the determination of ineffectiveness is made. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For purposes of determining hedge ineffectiveness, management estimates the timing and amount of future fixed-rate debt issuances each quarter in order to estimate the cash flows of the designated hedged item or transaction.  Management considers the likelihood of the timing and amount of entering into such forecasted transactions when determining the expected future fixed-rate debt issuances. We do not use derivative instruments for trading or speculative purposes. Additionally, we have an interest rate collar and an interest rate cap that are not designated as hedges pursuant to the requirements of SFAS No. 133. These derivatives are not speculative and are used to manage exposure to interest rate volatility.

Concentration of Credit Risk and Other Risks and Uncertainties

The values of many of the securities that we hold are sensitive to the volatility of the credit markets, and many of our securities may continue to be adversely affected by future developments. To the extent that uncertainty in the credit market continues and/or intensifies, it will continue to affect both the value and liquidity of our securities portfolio, as well as the availability or the terms of financing that we may potentially utilize in order to leverage our securities portfolio. Continued credit market volatility and uncertainty may also cause certain market indicators of impairment to persist, leading to further potential impairment charges and/or permanent losses in our CMBS and CRE-CDO investments.  If we were forced to liquidate our securities portfolio into the current market, we would experience significant losses on these investments.

We do not know the full extent to which the recent U.S. credit market disruptions will continue to affect us. However, based upon our available cash balances and outstanding borrowings, we believe that we currently have sufficient liquidity to hold our real estate securities assets to maturity, and we believe that we are not dependent upon selling these investments in order to fund our operations or to meet our existing debt service requirements.

We have not invested in any CMBS and CRE-CDOs which contain assets that could be classified as sub-prime residential mortgages. As such, we currently do not have direct exposure to the sub-prime residential lending market. We are not currently aware of any material deterioration in the credit quality or performance of the underlying loans that comprise our CMBS and CRE-CDO assets.

The recent market volatility and lack of liquidity has also made the valuation process pertaining to certain of our securities assets extremely difficult, particularly our CMBS and CRE-CDO assets, for which there is currently not an active market. Historically, our estimate of the value of these investments was primarily based on active issuances and the secondary trading market of such securities as compiled and reported by independent pricing agencies.  The current market environment is absent new issuances and there has been very limited, if any, secondary trading of CMBS and CRE-CDOs. Therefore, our estimate of fair value requires significant judgment by management and consideration of other indicators of value such as current interest rates, relevant market indices, expected cash flows and other relevant market and security-specific data as appropriate.  The amount that we could obtain if we were forced to liquidate our securities portfolio into the current market may be significantly different than management’s best estimate of fair value.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. Estimates and assumptions are reviewed periodically and the effects of any such revisions are recorded in the period that the revision is determined to be necessary.

Reclassifications

Certain items in the prior period accompanying condensed consolidated financial statements have been reclassified to conform to the current period presentation.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. Under SFAS No. 141(R), certain transaction costs that have historically been capitalized as acquisition costs will be expensed. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply the provisions of SFAS No. 141(R) prior to that date. We will adopt the provisions of SFAS No. 141(R) on January 1, 2009. We are currently evaluating the impact the adoption of SFAS No. 141(R) will have on our results of operations and financial position. The adoption of this standard on January 1, 2009 could materially impact our future financial results to the extent that we make significant investments, as related investment costs will be expensed as incurred, including acquisition fees paid to our Advisor. Our current practice is to capitalize such costs and amortize them over the estimated useful life of the assets acquired.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). This Statement amends SFAS No. 133 to provide additional information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. The Statement requires enhanced disclosures about an entity’s derivatives and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are evaluating the application of SFAS No. 161 and anticipate that the Statement will not have an effect on our results of operations or financial position as the Statement only provides for new disclosure requirements.

3.                       INVESTMENTS IN REAL PROPERTY

Our consolidated investments in real property consist of investments in office and office/R&D, industrial and retail properties. The following tables summarize our consolidated investments in real property as of September 30, 2008 and December 31, 2007. The following table does not include two real property assets that are classified as held for sale.  (Amounts in thousands):

Real Property	Land	Building and Improvements	Intangible Lease Assets	Gross Investment Amount	Intangible Lease Liabilities	Total Investment Amount
As of September 30, 2008:
Office and office/R&D properties	$78,228	$172,850	$46,879	$297,957	$(2,833)	$295,124
Industrial properties	50,140	282,823	36,789	369,752	(8,949)	360,803
Retail properties	198,733	383,733	68,211	650,677	(44,875)	605,802
Total gross book value	$327,101	$839,406	$151,879	$1,318,386	$(56,657)	$1,261,729

Accumulated depreciation/amortization	—	(32,139)	(42,391)	(74,530)	5,757	(68,773)

Total net book value	$327,101	$807,267	$109,488	$1,243,856	$(50,900)	$1,192,956

As of December 31, 2007:
Office and office/R&D properties	$78,228	$164,592	$47,393	$290,213	$(2,826)	$287,387
Industrial properties	43,328	230,335	32,666	306,329	(3,211)	303,118
Retail properties	190,635	360,498	67,616	618,749	(21,052)	597,697
Total gross book value	$312,191	$755,425	$147,675	$1,215,291	$(27,089)	$1,188,202

Accumulated depreciation/amortization	—	(15,472)	(20,144)	(35,616)	3,000	(32,616)

Total net book value	$312,191	$739,953	$127,531	$1,179,675	$(24,089)	$1,155,586

Real Property Investment Activity

During the nine months ended September 30, 2008, we acquired 11 real properties with a total investment cost of approximately $74.4 million.

Riverport Industrial Portfolio—On September 17, 2008, through a new joint venture with DCT (“DCT Joint Venture III”) with DCT Industrial Trust Inc. (NYSE: DCT) (“DCT”), we acquired a portfolio of five industrial properties located in Louisville, Kentucky for a total investment amount of approximately $30.9 million (the “Riverport Industrial Portfolio”). The Riverport Industrial Portfolio is 97% leased to nine tenants with remaining lease terms ranging from one to seven years. DCT Joint Venture III, through its subsidiaries, acquired the Riverport Industrial Portfolio using net proceeds from (i) our private and public offerings and (ii) an equity contribution from DCT. We contributed 90% of the equity used to acquire the Riverport Industrial Portfolio.

National Restaurant Portfolio I—On September 17, 2008, a wholly owned affiliate of Sovereign Investment Company (“Sovereign”), on behalf of certain joint venture arrangements (the “National Restaurant Portfolio I JV”) between wholly-owned subsidiaries of ours and an affiliate of Sovereign, entered into a sale-leaseback arrangement with a nationally recognized restaurant group and acquired a portfolio of five retail properties for a total investment amount of approximately $18.1 million (the “National Restaurant Portfolio I”). The properties in the National Restaurant Portfolio I are located in various markets throughout the United States, including (i) New Orleans, Louisiana, (ii) Palm Springs, California, (iii) Columbus, Ohio, (iv) Tampa Bay, Florida and (v) Palm Beach, Florida. The five properties in the National Restaurant Portfolio I are 100% leased to single tenants with lease terms ranging from 12 to 20 years. We have identified two of the five properties in the National Restaurant Portfolio I that we intend to sell shortly after acquisition. In accordance with SFAS No. 144, we report assets and liabilities and the results of operations from these two properties as held for sale and discontinued operations in the accompanying condensed consolidated financial statements. We intend to hold the remaining three properties in the National Restaurant Portfolio I for long-term investment. The National Restaurant Portfolio I JV acquired the National Restaurant Portfolio I using net proceeds from (i) our public and private offerings, (ii) equity contributions from Sovereign and (iii) debt financing. We contributed 90% of the equity to the National Restaurant Portfolio I JV.

Westport—On January 9, 2008, pursuant to a joint venture (“DCT Joint Venture II”) with DCT, we acquired one industrial property (“Westport”) for a total investment amount of approximately $25.4 million, comprising approximately 502,000 net rentable square feet.  Westport is located in the Central Pennsylvania market and is 100% occupied. Westport is 100% owned by us and is subject to the terms of the DCT Joint Venture II (See Note 12 for details of the DCT Joint Venture II).

4.                       INVESTMENTS IN REAL ESTATE SECURITIES

As of September 30, 2008, the estimated fair market value of our real estate securities investments was approximately $116.2 million, consisting of $44.5 million for our investments in preferred equity securities and $71.7 million for our investments in CMBS and CRE-CDOs. As of December 31, 2007, the fair market value of our real estate securities was approximately $180.7 million, consisting of $75.5 million for our investments in preferred equity securities and $105.2 million for our investments in CMBS and CRE-CDOs. The following table describes our real estate securities investments in more detail as of September 30, 2008 and December 31, 2007 (dollar amounts in thousands).

	Number of	Amount Invested as of		Fair Value as of			Weighted Average Maturity in Years as of
Security Type	Holdings	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007	Average Ratings (1) (2)	September 30, 2008 (2) (3)

Preferred Equity	24	$102,725	$102,725	$44,518	$75,489	N/A	N/A
CRE-CDO	15	139,852	139,917	69,687	102,260	BB	7.6
CMBS	2	4,019	4,019	2,018	2,914	BB+	7.5
Total	41	$246,596	$246,661	$116,223	$180,663

(1)	We use Standard and Poor’s credit ratings as our source for this calculation. Approximately 84% of our preferred securities, based on acquisition cost, do not have publicly available ratings.
(2)	Weighted by relative values of the amount invested as of September 30, 2008.
(3)	Our preferred equity securities are perpetual in nature and do not have stated maturity dates.

The following table describes our income from real estate securities investments in more detail for the three and nine months ended September 30, 2008 and 2007 (dollar amounts in thousands).

		Securities Income
	Number of	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Weighted Average Yield as of
Security Type	Holdings	2008	2007	2008	2007	September 30, 2008 (1)

Preferred Equity	24	$1,612	$2,000	$5,552	$4,190	8.0%
CRE-CDO (2)	15	2,453	2,491	6,994	6,013	7.1%
CMBS	2	72	70	213	222	7.2%
Total	41	$4,137	$4,561	$12,759	$10,425	7.5%

(1)          Weighted average yield is calculated on an unlevered basis using the average amount invested, current interest rates and accretion of premiums and discounts realized upon the initial investment for each security type. Yields for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of September 30, 2008 for purposes of this table.

(2)          Incremental accretion associated with impairment charges totaled approximately $387,000 for the three and nine months ended September 30, 2008.

Other-than-Temporary Impairment

During the three and nine months ended September 30, 2008, we recorded impairment charges totaling approximately $13.5 million and $79.4 million, respectively, related to other-than-temporary impairment of our real estate securities. This impairment charge was comprised of (i) impairment charges of approximately $32.7 million for the nine months ended September 30, 2008 related to 21 of our preferred equity securities and (ii) impairment charges of approximately $13.5 million and $46.7 million for the three and nine months ended September 30, 2008, respectively, related to one and six of our CRE-CDO securities, respectively. These impairment charges are reflected in the accompanying condensed consolidated statements of operations. During the same period in 2007 we did not record any impairment charges to our real estate securities.

Pursuant to EITF No. 99-20, if management determines that market participants expect the underlying cash flows of a security to have been adversely affected, then the amount of accretable yield should be recalculated using the revised estimated of cash flows a market participant would use. For the three and nine months ended September 30, 2008, we recorded approximately $387,000 to interest income as a result of additional accretable yield associated with previously impaired CRE-CDOs. No accretion was recorded for the same periods in 2007 as a result of impairments and/or a change in estimated cash flows.

Unrealized Losses

As of September 30, 2008, the balance in other comprehensive income (loss) specific to our real estate securities reflects a loss of approximately $51.2 million. This amount is included in the accompanying condensed consolidated statement of stockholders’ equity as other comprehensive income (loss) and consists of 35 securities in a $58.5 million loss position and six securities in a $7.5 million gain position, net of previous impairment charges of $79.4 million.

The following table presents the unrealized losses and estimated fair values of our real estate securities investments by length of time that such securities have been in a continuous unrealized loss position at September 30, 2008 and December 31, 2007. For purposes of the following table, for securities which we have previously recorded an other-than-temporary impairment charge, the unrealized loss amount (if any) is determined based on comparing the current fair market value to the fair value recorded as of the most recent impairment date (dollar amounts in thousands).

	Less Than 12 Months			12 Months or Greater			Total
Type of Security	Number of Holdings	Fair Value	Gross Unrealized Loss	Number of Holdings	Fair Value	Gross Unrealized Loss	Number of Holdings	Fair Value	Gross Unrealized Loss

As of September 30, 2008:
Preferred Equity	24	$44,518	$25,549	—	$—	$—	24	$44,518	$25,549
CMBS and CRE-CDOs	—	—	—	11	38,830	32,938	11	38,830	32,938
Total	24	$44,518	$25,549	11	$38,830	$32,938	35	$83,348	$58,487

As of December 31, 2007:
Preferred Equity	23	$74,948	$27,033	1	$541	$204	24	$75,489	$27,237
CMBS and CRE-CDOs	15	98,074	35,971	2	7,101	2,951	17	105,175	38,922
Total	38	$173,022	$63,004	3	$7,642	$3,155	41	$180,664	$66,159

Based upon our intent and ability to hold these real estate securities for a period of time sufficient to allow for a forecasted recovery of fair value, the continued performance of the issuer or the underlying collateral, as well as the continued performance of the underlying cash flows, the gross unrealized loss of approximately $58.5 million is considered to be temporary as of September 30, 2008, and, as a result, no additional impairment losses related to the real estate securities in the above table have been recognized. During the three months ended September 30, 2008, we adopted an impairment model for our perpetual preferred securities investments in response to a letter from the staff in the Office of the Chief Accountant of the Commission dated October 14, 2008. See Note 2 for discussion of the implementation of this impairment model.

Investment Activity

During the nine months ended September 30, 2008, we did not invest in any additional real estate securities.

5.                       DEBT RELATED INVESTMENTS

As of September 30, 2008, we had approximately $106.1 million in debt related investments including an investment of approximately $17.4 million in an unconsolidated joint venture (see the discussion regarding the Liberty Avenue Debt Investment below regarding this investment). The following table describes our debt related investments in more detail as of September 30, 2008 and December 31, 2007 (dollar amounts in thousands).

	Number of Investments as of		Net Investment as of		Weighted Average
Investment Type	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007	Maturity in Years (1)

Mortgage loan (2)	—	1	$—	$28,000	N/A
B-notes	4	4	51,928	51,942	3.0
Mezzanine debt	2	2	36,823	24,149	6.2
Subtotal	6	7	88,751	104,091	4.3
Unconsolidated joint venture	1	—	17,360	—	1.7
Total	7	7	$106,111	$104,091	3.9

(1) Weighted by the relative investment amounts.

(2) During the three months ended September 30, 2008, we had one mortgage loan investment that had been repaid in full.

The following table describes our debt related income, including equity in earnings of an unconsolidated joint venture, in more detail for the three and nine months ended September 30, 2008 and 2007 (dollar amounts in thousands).

	Debt Related Income and Equity in Earnings From Unconsolidated Joint Venture				Weighted
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Average Yield as of September
Investment Type	2008	2007	2008	2007	30, 2008 (1)

Mortgage loan (2)	$910	$816	$2,346	$2,046	N/A
B-notes	950	1,216	2,962	3,060	8.1%
Mezzanine debt	593	537	2,132	1,347	10.0%
Subtotal	2,453	2,569	7,440	6,453	8.9%
Unconsolidated joint venture	31	—	31	—	13.0%
Total	$2,484	$2,569	$7,471	$6,453	9.6%

(1) Weighted average yield is calculated on an unlevered basis using the average amount invested, current interest rates and accretion of premiums or discounts realized upon the initial investment for each investment type. Yields for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of September 30, 2008 for purposes of this table.

(2) During the three months ended September 30, 2008, our one mortgage loan investment was repaid in full.

Debt Related Investment Activity

During the nine months ended September 30, 2008, we acquired two debt related investments and we received full and complete payment of another debt related investment resulting in a net decrease in our debt related investments of approximately $1.3 million.

Liberty Avenue Debt Investment — On September 25, 2008, we acquired an indirect interest in a debt investment structured as a redeemable preferred equity investment (the “Liberty Avenue Debt Investment”) through a joint venture arrangement with Pearson Partners Inc (the “Liberty Avenue Joint Venture”). We acquired the Liberty Avenue Debt Investment for a gross investment amount of approximately $17.3 million, which represents our 80% interest in the joint venture. Our investment amount includes an acquisition fee paid to our Advisor of approximately $170,000. The Liberty Avenue Debt Investment relates to an office property located in Pittsburgh, Pennsylvania. The Liberty Avenue Debt Investment matures in May 2010. The Liberty Avenue Joint Venture has an option to purchase this property in 2010.

The Liberty Avenue Joint Venture is accounted for as an unconsolidated joint venture, which we account for using the equity method per guidance established under APB No. 18. We include the Liberty Avenue Debt Investment in our debt related investments operating segment as the terms of our investment are managed similar to our other debt related investments.

Greensboro Mezzanine Loan —  On May 20, 2008, we acquired one mezzanine debt investment (the “Greensboro Park Mezzanine Loan”) for a gross investment amount of approximately $16.7 million, which includes an approximate $165,000 acquisition fee payable to our Advisor. The Greensboro Park Mezzanine Loan is secured by an equity interest in the owner of an office property located in the Washington, D.C. market. We acquired the loan at a $1.8 million discount to par value. The Greensboro Park Mezzanine Loan matures in June 2012. We paid for the Greensboro Park Mezzanine Loan through a combination of net proceeds from our public and private offerings and debt financing (see Note 6 for discussion of this debt financing).

Mortgage Note and Mezzanine Loan Repayment

From July 1, 2008 through September 30, 2008, we received full repayment of one of our debt related investments, which included both a mortgage note portion and a mezzanine loan portion associated with a real estate development project located in the New York City market. At the time of repayment, the mortgage note and the mezzanine loan had an outstanding balance of $28.0 million and $7.3 million, respectively.

6.                       DEBT OBLIGATIONS

We use and intend to continue to use secured debt as a means of providing additional capital for the acquisition of real property, real estate securities and debt related investments. As of September 30, 2008 and December 31, 2007 we had outstanding debt obligations of approximately $662.3 million and $699.0 million, respectively. These borrowings were comprised of mortgage notes as of September 30, 2008 and December 31, 2007 of approximately $627.0 million and $661.7 million, respectively, and other secured borrowings of approximately $35.3 million and $37.3 million, respectively.

Mortgage Notes

The following table describes our mortgage notes related to our operating properties in more detail as of September 30, 2008 and December 31, 2007 (dollar amounts in thousands).

	Weighted Average Interest Rate as of		Outstanding Balance as of		Gross Investment Amount of Properties Securing Mortgage Notes as of
	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
Fixed rate mortgages	5.87%	5.90%	$569,127	$490,797	$947,469	$769,261
Floating rate mortgages (1) (2)	5.70%	6.03%	57,885	170,886	81,762	262,224
Total / weighted average	5.85%	5.93%	$627,012	$661,683	$1,029,231	$1,031,485

(1)       As of September 30, 2008 and December 31, 2007, floating-rate mortgage notes were subject to interest rates at spreads of 1.40% to 3.50% and 0.95% to 1.60%, respectively, over one-month LIBOR.

(2)       This table excludes debt associated with discontinued operations. We currently have two properties that are classified as held for sale and reported as part of discontinued operations and these two properties were encumbered by $5.5 million of floating rate mortgage debt with interest equal to 7.43% as of September 30, 2008.

As of September 30, 2008, 17 mortgage notes were interest only and 12 mortgage notes were fully amortizing with outstanding balances of approximately $500.3 million and $126.7 million, respectively. Mortgage notes outstanding as of September 30, 2008 had maturity dates ranging from June 2009 through December 2029. Only one of our mortgage notes in the amount of $41.8 million will mature in 2009. Three of our mortgage notes for a total amount of $25.2 million will mature in 2010. However, certain of these mortgage notes are subject to extension options that may extend the loan’s maturity date. Certain mortgage notes require us to maintain limited financial covenants, all of which were met as of September 30, 2008.

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

Borrowing Activity

During the nine months ended September 30, 2008, we obtained approximately $86.0 million in new mortgage debt financing specific to our operating properties, which was comprised of several collateralized mortgages loans, as described in further detail in the table below (dollar amounts in thousands).

Loan Description	No. of Properties Securing Loan	Fixed / Floating	Interest Only / Amortizing	Issuance Date	Interest Rate (1)	Amount	Maturity Date

DCT Joint Venture I Mortgage Loan	6	Fixed	Amortizing	June and September 2008	5.94%	$33,500	July 2015
New England Portfolio Mortgage Loan I	2	Fixed	Amortizing	June 2008	6.02%	23,230	July 2015
Mansfield Mortgage Loan	1	Fixed	Amortizing	September 2008	6.03%	9,600	October 2015
Meriden Mortgage Loan	1	Fixed	Amortizing	September 2008	5.76%	13,260	October 2015
National Retail Portfolio I Mortgage Loan	3	Floating	Interest Only	September 2008	7.43%	6,398	September 2010
Total / Weighted Average	13				6.05%	$85,988

(1) Based on the one-month LIBOR rate as of September 30, 2008 for the floating rate loan.

Other Secured Borrowings

Borrowings Secured by Debt Related Investments

To partially finance the acquisition of the Greensboro Park Mezzanine Loan, we obtained a floating-rate loan with an outstanding principal balance of approximately $10.8 million that bears interest based at a spread of 1.50% over the one-month LIBOR rate. The loan was used to acquire the Greensboro Park Mezzanine Loan debt related investment and has a maturity date that is coterminous with the maturity of the Greensboro Park Mezzanine Loan, which occurs in 2012.

Securities Margin Account

In July 2006, we established a securities margin account with an independent, third-party commercial lender intended to enable us to borrow funds for various purposes secured by our preferred equity securities. As of September 30, 2008, the fair market value of the preferred equity securities which serve as collateral for the securities margin account was approximately $44.5 million. Pursuant to this securities margin account, we have the capacity to borrow up to 65% of the market value of any eligible real estate security held in the account. As of September 30, 2008 and December 31, 2007, approximately $24.5 million and $37.3 million, respectively, was outstanding on the securities margin account. The proceeds from these borrowings were used for general corporate and investment purposes. Borrowings associated with this securities margin account are charged interest at a rate of one-month LIBOR plus 50 basis points, and as of September 30, 2008, the interest rate on the securities margin account was 4.43%. For the three and nine months ended September 30, 2008, we incurred interest expense for the securities margin account of approximately $230,000 and $854,000, respectively. For the three and nine months ended September 30, 2007, we incurred interest expense for the securities margin account of approximately $363,000.

7.                       HEDGING ACTIVITIES

As of September 30, 2008, we had the following outstanding derivative instruments designed to hedge our exposure to the variability in future cash flows for debt issuances and forecasted debt issuances related to prospective real property acquisitions: (i) three LIBOR-based forward starting swaps hedging cash flows in anticipation of expected future ten-year, fixed-rate debt issuances of approximately $200 million, (ii) a three-year, zero cost collar associated with a floating-rate mortgage note related to the acquisition of an office property and (iii) a two-year LIBOR-based interest rate cap. During the nine months ended September 30, 2008 we terminated one LIBOR-based forward starting swap with a notional amount of $150 million by paying approximately $12.3 million to cash settle the hedge. A portion of this hedge was settled in the second quarter in connection with the issuance of $51.5 million of fixed-rate debt issuances and the remaining portion of this hedge was settled on July 22, 2008 just before the contractual maturity, which was August 1, 2008.

As of September 30, 2008 and December 31, 2007, derivatives with a fair value of approximately $19.2 million and $27.9 million, respectively, were included in derivative instruments as a liability. As of September 30, 2008 and December 31, 2007, the net unrealized loss on our derivatives was approximately $24.2 million and $27.7 million, respectively, as reflected in the accompanying condensed consolidated statement of stockholders’ equity as accumulated other comprehensive income (loss). For hedges of existing variable-rate debt, the amounts reported in accumulated other comprehensive income (loss) will be reclassified to interest expense as interest payments are made on the issued variable-rate debt. For hedges of forecasted issuances of fixed-rate debt, amounts reported in accumulated other comprehensive income (loss) will be reclassified to interest expense as interest payments are made on the fixed-rate debt after the debt has been issued.

Fixed-Rate Debt Issuances

During the nine months ended September 30, 2008, we obtained approximately $79.6 million in mortgage debt financing secured by ten of our real properties, which qualified for hedge accounting (see Note 6). As a result, a loss of approximately $6.2 million was included in accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets and will be amortized over the life of the related fixed-rate debt.

Gain (Loss) on Derivatives

During the nine months ended September 30, 2008, we determined that it was no longer probable that previously forecasted issuances of fixed-rate debt related to a $70.4 million portion of one of our LIBOR-based forward starting swaps would be issued within the timeframe specified in its corresponding hedge designation memorandum. As a result of the discontinuance of this cash flow hedge, a loss of approximately $6.2 million was reclassified from other comprehensive income (loss) to gain (loss) on derivatives.

During the three months ended September 30, 2008, hedge ineffectiveness resulted in a net gain of approximately $488,000 and a net loss of approximately $2.2 million for the nine months ended September 30, 2008, and has been reflected in the accompanying condensed consolidated statements of operations as gain (loss) on derivatives due to a change in the forecasted dates for debt issuances hedged by our remaining forward starting swaps.

The change in fair value of derivatives not designated as hedges was approximately $(17,000) and 29,000 the three and nine months ended September 30, 2008, respectively, and has been included in the accompanying condensed consolidated statements of operations as a net (decrease) increase to gain (loss) on derivatives. For the same periods in 2007, $88,000 and $115,000, respectively, has been included in the accompanying condensed consolidated statements of operations as an increase to interest expense for these derivatives.

8.                       THE OPERATING PARTNERSHIP’S PRIVATE PLACEMENT

The Operating Partnership, through the TRS, is currently offering undivided tenancy-in-common interests in real property and beneficial interests in Delaware Statutory Trusts that own real property to accredited investors in private placements. We anticipate that these tenancy-in-common and beneficial interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). The properties owned by the tenancy-in-common and beneficial interests sold to accredited investors are 100% leased by the Operating Partnership. Additionally, the Operating Partnership is given a purchase option giving it the right, but not the obligation, to acquire the tenancy-in-common or beneficial interests from the investors at a later point in time in exchange for partnership units in the Operating Partnership representing limited partnership interest (“OP Units”). Under a prior program administered by the Operating Partnership, such options were granted in the lease itself, and the Operating Partnership continues to hold these options as well.

Our Operating Partnership will pay certain up-front fees and reimburse certain related expenses to our Advisor, the Dealer Manager and Dividend Capital Exchange Facilitators LLC (the “Facilitator”) for raising capital through the private placements. Our Advisor is obligated to pay all of the offering and marketing related costs associated with the private placements. However, the Operating Partnership is obligated to pay our Advisor a non-accountable expense allowance which equals 1.5% of the gross equity proceeds raised through the private placements. In addition, the Operating Partnership is obligated to pay the Dealer Manager a dealer manager fee of up to 1.5% of gross equity proceeds raised through the private placements and a commission of up to 5.0% of gross equity proceeds raised through the private placements. The Dealer Manager may re-allow such commissions and a portion of such dealer manager fee to participating broker dealers. The Operating Partnership is also obligated to pay a transaction facilitation fee to the Facilitator, an affiliate of our Advisor, of up to 2.0% of gross equity proceeds raised through the private placements.

During the nine months ended September 30, 2008, the Operating Partnership raised approximately $50.4 million from the sale of undivided tenancy-in-common interests in four properties, which is included in financing obligations in the accompanying condensed consolidated balance sheets pursuant to SFAS No. 98, Accounting for Leases (“SFAS No. 98”). During the nine months ended September 30, 2008, the Operating Partnership also exercised its option to acquire, at fair market value, approximately $65.9 million of previously issued undivided tenancy-in-common interests in six properties for a combination of (i) approximately 6.5 million OP Units issued at a price of $10.00 per OP Unit, representing approximately $64.8 million of the aggregate purchase price of such properties and (ii) approximately $1.1 million in cash. We have leased the properties sold to unrelated third parties, and in accordance with SFAS No. 98, rental payments made to third parties under the lease agreements are recognized as interest expense using the interest method. In addition, the Operating Partnership is separately granted an option to purchase each undivided tenancy-in-common interest or beneficial interests after a certain period of time in exchange for OP Units (as previously mentioned, such options were formally granted in the lease itself, and the Operating Partnership continues to hold these options). The result of the above activity was a net decrease in our financing obligations of approximately $15.5 million for the nine months ended September 30, 2008.

During the three and nine months ended September 30, 2008, we incurred rent obligations of approximately $1.4 million and $4.5 million, respectively, under various lease agreements with certain third-party investors. During the same periods in 2007, we incurred rent obligations of approximately $1.3 million and $3.0 million, respectively, under various lease agreements with certain third-party investors. A portion of such amounts was accounted for as an increase of the outstanding principal balance of the financing obligations and a portion was accounted for as an increase to interest expense in the accompanying condensed consolidated statements of operations. The various lease agreements in place as of September 30, 2008 contained expiration dates ranging from April 2018 to January 2037.

During the three and nine months ended September 30, 2008 our Operating Partnership incurred upfront costs of approximately $1.8 million and $5.0 million, respectively, payable to our Advisor and other affiliates for services provided related to effecting these transactions, which are accounted for as deferred loan costs. During the same periods in 2007, our Operating Partnership incurred upfront costs of approximately $1.8 million and $5.3 million, respectively. Such deferred loan costs are included in other assets in the accompanying consolidated balance sheets and amortized to interest expense over the life of the financing obligation. If our Operating Partnership elects to exercise any purchase option as described above and issue OP Units, the unamortized up-front fees and expense reimbursements paid to affiliates will be recorded against minority interests as a selling cost of the OP Units. If our Operating Partnership does not elect to exercise any such purchase option, we will continue to account for these transactions as a financing obligation because we will continue to sublease 100% of the properties and will therefore not meet the definition of “active use” set forth in SFAS No. 98 in order to recognize the sale of such tenancy-in-common interests.

During the nine months ended September 30, 2008, our Operating Partnership exercised purchase options to buy the tenancy-in-common interests it had previously sold in six properties. The following table sets forth certain details regarding these transactions for which the Operating Partnership issued OP Units for such tenancy-in-common interests. (dollar amounts in thousands):

Exercise Date	Property	Market	OP Units Issued (1)	Total Value (2)
January 18, 2008	Rickenbacker, IV	Columbus, OH	1,441	14,406
February 6, 2008	Park West Q	Cincinnati, OH	957	9,572
May 13, 2008	Eagle Creek East	Minneapolis, MN	882	8,823
May 28, 2008	Minnesota Valley III	Minneapolis, MN	1,396	13,961
June 26, 2008	Park West L	Cincinnati, OH	804	8,044
August 22, 2008	Eagle Creek West	Minneapolis, MN	1,001	10,006
			6,481	$64,812

(1) Holders of OP Units have substantially the same economic interest as our common shareholders (see Note 10).

(2) Reflects the value of OP Units issued in connection with the exercise of purchase options to acquire the undivided tenancy-in-common interests based on the most recent selling price of our common stock ($10.00 per OP Unit as of September 30, 2008).

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liabilities, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. As of September 30, 2008, we were required to measure the fair market value of our investments in real estate securities and derivatives on a recurring basis, as described below.

Fair Value Estimates of Investments in Real Estate Securities

As of September 30, 2008, our real estate securities were valued in two categories, comprised of (i) preferred equity securities and (ii) CMBS and CRE-CDOs. Our pricing procedures for each of the two categories are applied to each specific investment within their respective categories.

Preferred Equity Securities — The valuation of our investments in preferred equity securities is determined using exchange listed prices in an active market. As such, preferred equity securities fall within Level 1 of the fair value hierarchy.

CMBS and CRE-CDOs — We estimate the fair value of our CMBS and CRE-CDO securities using a combination of observable market information and unobservable market assumptions. Observable market information used in these fair market valuations include benchmark interest rates, interest rate curves, credit market indexes and swap curves. Unobservable market assumptions used in the determination of the fair market valuations of our CMBS and CRE-CDO investments include market assumptions related to discount rates, default rates, prepayment rates, reviews of trustee or investor reports and sample broker quotes in what is currently an inactive market. Additionally, we consider security-specific characteristics in determining the fair market values of our CMBS and CRE-CDO investments, which include consideration of the underlying collateral’s average default rates, the average delinquency rate and loan-to-value, among several other characteristics. As a result, both Level 2 and Level 3 inputs are used in arriving at the valuation of the our investments in CMBS and CRE-CDOs. We consider the Level 3 inputs used in determining the fair market value of its investments in CMBS and CRE-CDO securities to be significant. As such, all investments in CMBS and CRE-CDO securities fall under the Level 3 category of the fair market value hierarchy.

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

Although we have determined that the majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivative instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of potential default by us and our counterparties. However, as of September 30, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative instruments. As a result, we have determined that all of our derivative valuations are classified in Level 2 of the fair value hierarchy.

The table below presents certain of our assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall as defined above (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Preferred equity	$44,518	$—	$—	$44,518
CMBS and CRE-CDOs	—	—	71,705	$71,705
Investment in real estate securities	44,518	—	71,705	116,223
Liabilities
Derivative instruments	—	(19,203)	—	(19,203)
Total	$44,518	$(19,203)	$71,705	$97,020

The table below presents a reconciliation of the beginning and ending balances of certain of our assets and liabilities having fair value measurements based on significant unobservable inputs (Level 3) between December 31, 2007 and September 30, 2008 (amounts in thousands):

CMBS and CRE-CDOs

Beginning balance as of December 31, 2007 (1)	$105,175

Included in net income (loss)	(46,783)
Included in other comprehensive income (loss)	13,378
Purchases, issuances and settlements	(65)
Total change in fair market value	(33,470)

Transfers in and/or out of Level 3	—

Ending balance as of September 30, 2008	$71,705

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

10.                MINORITY INTERESTS

Our minority interests consist of three components: (i) joint venture partnership interests held by our partners, (ii) OP Units held by third parties and (iii) Special Units held by the parent of our Advisor. The following table summarizes minority interest balances as of September 30, 2008 and December 31, 2007 in terms of cumulative contributions, distributions and cumulative allocations of net income (loss) (amounts in thousands).

	September 30, 2008	December 31, 2007
OP Units:
Contributions, net	$59,350	$200
Distributions	(1,684)	(21)
Share of net income (loss)	(1,809)	(60)
Subtotal	55,857	119
Joint venture partner interest:
Contributions	31,604	27,094
Distributions	(10,074)	(7,501)
Share of net income (loss)	(1,849)	(873)
Subtotal	19,681	18,720
Special units:
Contributions	1	1
Distributions	—	—
Share of net income (loss)	—	—
Subtotal	1	1
Total	$75,539	$18,840

OP Units

As of September 30, 2008 and December 31, 2007, we owned approximately 96.0% and 99.0%, respectively, of our Operating Partnership, and the remaining interests in our Operating Partnership are owned by third-party investors and our Advisor. After a period of one year, OP Units are redeemable at the option of the OP Unit holder. We have the option of redeeming the OP Units with cash or with shares of our common stock. In May 2005, our Operating Partnership issued 20,000 OP Units to our Advisor for gross proceeds of $200,000, which currently represents less than a 0.1% ownership interest in our Operating Partnership. In addition, as of September 30, 2008, we had issued approximately 6.5 million OP Units to third-party investors in connection with our Operating Partnership’s private placement of undivided tenancy-in-common interests in certain properties (see Note 8).

During the nine months ended September 30, 2008 OP Unit holders contributed approximately $64.8 million to our Operating Partnership and received aggregate distributions from our Operating Partnership of approximately $1.7 million. For the three and nine months ended September 30, 2008, we attributed approximately $384,000 and $1.7 million, respectively, in net losses of our Operating Partnership to OP Unit holders. For the same periods in 2007, we attributed approximately $400 and $2,000, respectively, in the net income of our Operating Partnership to OP Unit holders.

As of September 30, 2008, there were approximately 6.5 million OP Units outstanding held by third parties with a maximum approximate redemption value of $64.8 million based on the price of our common stock as of September 30, 2008.

Joint Venture Partner Interests

Our joint ventures are consolidated by us in the accompanying condensed consolidated financial statements. We present contributions, distributions and equity in earnings of the respective joint venture partners as minority interests.

During the nine months ended September 30, 2008 joint venture partners contributed approximately $4.5 million to these joint ventures and had received distributions from these joint ventures of approximately $2.6 million. For the three and nine months ended September 30, 2008, joint venture partners collectively participated in approximately $314,000 and $975,000, respectively, in net losses of their respective joint ventures. For the same periods in 2007, joint venture partners collectively participated in approximately $304,000 and $431,000, respectively, of the net losses of their respective joint ventures.

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

There was no activity related to Special Unit holders during the three or nine months ended September 30, 2008 or during the same periods in 2007.

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

On June 11, 2007, we filed a registration statement on Form S-11 with the Commission for a follow-on public offering of our common stock, which was declared effective on January 22, 2008. Pursuant to the registration statement, we are currently offering up to $2.0 billion in shares of our common stock, 75% of which are being offered to the public at a price of $10.00 per share, and 25% of which are being offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. As of September 30, 2008, we had sold approximately 37.7 million shares of our common stock for net proceeds of approximately $358.2 million pursuant to our follow-on public offering. As of September 30, 2008, we had issued approximately 2.7 million shares of our common stock for net proceeds of approximately $25.1 million pursuant to investor participation in the distribution reinvestment plan of our follow-on public offering.

For the three and nine months ended September 30, 2008 approximately 12.3 million and 37.7 million shares of our common stock were issued in connection with our public offerings, respectively, for net proceeds of approximately $120.1 million and $371.0 million, respectively. The net proceeds from the sale of these shares were transferred to our Operating Partnership in exchange for OP Units on a one-for-one basis.

Redemptions

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

During the three and nine months ended September 30, 2008, approximately 971,000 shares and 2.2 million shares of our common stock, respectively, were redeemed pursuant to our share redemption program for approximately $9.0 million and $20.0 million, respectively. During the three and nine months ended September 30, 2007, approximately 87,000 shares and 142,000 shares of our common stock, respectively, were redeemed pursuant to our share redemption program for approximately $791,000 and $1.3 million, respectively. Since our inception through September 30, 2008, approximately 2.4 million shares have been redeemed for approximately $21.9 million.

Distributions

We accrue and pay distributions on a quarterly basis. Our board of directors declares and authorizes the following quarter’s distribution during the preceding quarter. We calculate individual payments of distributions to each shareholder or OP Unit holder based upon daily record dates during each quarter, so that investors are eligible to earn distributions immediately upon purchasing shares of our common stock or upon purchasing OP Units. The following table sets forth the distributions that have been paid and/or authorized as of September 30, 2008:

Quarter	Amount Declared Per Share/Unit (1)	Annualized Amount Per Share/Unit (1)	Payment Date
2007
1st Quarter 2007	$0.1479	$0.60	April 16, 2007
2nd Quarter 2007	$0.1496	$0.60	July 16, 2007
3rd Quarter 2007	$0.1512	$0.60	October 11, 2007
4th Quarter 2007	$0.1513	$0.60	January 15, 2008
2008
1st Quarter 2008	$0.1500	$0.60	April 15, 2008
2nd Quarter 2008	$0.1500	$0.60	July 15, 2008
3rd Quarter 2008	$0.1500	$0.60	October 15, 2008
4th Quarter 2008	$0.1500	$0.60	January 15, 2009(2)

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

Acquisition Fees

Pursuant to the Advisory Agreement we pay certain acquisition fees to the Advisor. For each real property acquired in the operating stage, the acquisition fee is equal to 1.0% of the purchase price. For each real property acquired prior to or during the development or construction stage, the acquisition fee is equal to up to 4.0% of the total project cost (which will be the amount actually paid or allocated to the purchase, development, construction or improvement of a property exclusive of acquisition fees and acquisition expenses). The Advisor also is entitled to receive an acquisition fee of 1.0% of the principal amount in connection with (i) the origination or acquisition of any type of debt investment including, but not limited to, the origination of mortgage loans, B-notes, mezzanine debt, participating debt (including with equity-like features), non-traded preferred securities, convertible debt, hybrid instruments, equity instruments and other related investments, and (ii) the acquisition of any type of non-securitized debt investment including, but not limited to, acquisitions or participations in mortgage loans, B-notes, mezzanine debt, participating debt (including with equity-like features), non-traded preferred securities, convertible debt, hybrid instruments, equity instruments and other related investments. During the three and nine months ended September 30, 2008, our Advisor earned approximately $602,000 and $1.0 million in acquisition fees, respectively, which are accounted for as part of the historical cost of the acquired assets. During the three and nine months ended September 30, 2007, our Advisor earned approximately $3.6 million and $10.3 million in acquisition fees, respectively, which are accounted for as part of the historical cost of the acquired assets.

Asset Management Fees

We also pay our Advisor an asset management fee pursuant to the Advisory Agreement in connection with the asset and portfolio management of real property, real estate securities and debt related investments. The Advisor’s asset management fee is payable as follows:

Prior to the Dividend Coverage Ratio Date (as defined below):

For Direct Real Properties (as defined below), the asset management fee consists of (i) a monthly fee not to exceed one-twelfth of 0.50% of the aggregate cost (before non-cash reserves and depreciation) of Direct Real Properties; and (ii) a monthly fee not to exceed 6% of the aggregate monthly net operating income derived from all Direct Real Properties; provided, however, that the aggregate monthly fee to be paid to the Advisor pursuant to these subclauses (i) and (ii) in aggregate shall not exceed one-twelfth of 0.75% of the aggregate cost (before non-cash reserves and depreciation) of all Direct Real Properties.

For Product Specialist Real Properties (as defined below), the asset management fee consists of (i) a monthly fee not to exceed one-twelfth of 0.50% of the aggregate cost (before non cash reserves and depreciation) of Product Specialist Real Properties; and (ii) a monthly fee not to exceed 6% of the aggregate monthly net operating income derived from all Product Specialist Real Properties.

After the Dividend Coverage Ratio Date (as defined below):

For all real properties, the asset management fee consists of: (i) a monthly fee not to exceed one-twelfth of 0.50% of the aggregate cost (before non cash reserves and depreciation) of all real property assets within our portfolio; and (ii) a monthly fee not to exceed 8.0% of the aggregate monthly net operating income derived from all real property assets within our portfolio.

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

For the three and nine months ended September 30, 2008, our Advisor earned approximately $2.7 million and $8.6 million in aggregate asset management fees, respectively. For the same periods in 2007, our Advisor earned approximately $2.7 million and $5.9 million in aggregate asset management fees, respectively.

Organizational and Offering Costs Reimbursement

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

As of September 30, 2008, the Advisor had incurred reimbursable offering costs of approximately $35.2 million. As of September 30, 2008, we were obligated to reimburse approximately $26.1 million in such reimbursable offering costs, which have been included as a reduction to additional paid-in capital in the accompanying condensed consolidated statement of stockholders’ equity. As of September 30, 2008, of the $26.1 million in reimbursable offering costs we had incurred, approximately $358,000 had not yet been reimbursed to the Advisor, and have been included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. As of December 31, 2007, of the $16.8 million in reimbursable offering costs we had incurred, approximately $336,000 had not yet been reimbursed to the Advisor, which have been included in accounts payable and accrued expenses in the accompanying audited condensed consolidated balance sheet.

As of September 30, 2008 approximately $9.2 million of reimbursable offering costs incurred by the Advisor are not reflected in the accompanying condensed consolidated balance sheets, due to the fact that we are not obligated to reimburse these costs to the Advisor until the corresponding aggregate gross offering proceeds are raised in our public offering of common stock.

Our Advisor is obligated to pay all of the offering and marketing-related costs associated with our Operating Partnership’s private placement. However, the Operating Partnership is obligated to pay our Advisor a non-accountable expense allowance which equals 1.5% of the gross equity proceeds raised through the Operating Partnership’s private placement. During the three and nine months ended September 30, 2008, our partnership incurred approximately $257,000 and $756,000, respectively, payable to our Advisor for such expense allowance. For the same periods in 2007, our Operating Partnership incurred approximately $278,000 and $800,000, respectively, payable to the Advisor for such expense allowance.

Other Expense Reimbursements

In addition to the reimbursement of organizational and offering costs, we are also obligated, subject to certain limitations, to reimburse our Advisor for certain other expenses incurred on our behalf for providing services contemplated in the Advisory Agreement, provided that the Advisor does not receive a specific fee for the activities which generate the expenses to be reimbursed. For the three and nine months ended September 30, 2008, we incurred approximately $211,000 and $512,000, respectively, of these expenses which we reimbursed to the Advisor. For the same periods in 2007, we incurred approximately $86,000 and $411,000, respectively, of these expenses which we reimbursed to the Advisor. Such reimbursements are included as general and administrative expenses in the accompanying condensed consolidated statements of operations.

The Dealer Manager

Pursuant to the Dealer Manager Agreement we pay a dealer manager fee of up to 2.5% of gross offering proceeds raised pursuant to our public offerings of common stock to the Dealer Manager as compensation for managing the offerings. The Dealer Manager is considered to be a related party as certain indirect owners and employees of the Dealer Manager serve as our executives. The Dealer Manager may re-allow a portion of such fees to broker dealers who participate in the offerings. We also pay up to a 6.0% sales commission of gross offering proceeds raised pursuant to our public offerings of common stock. As of September 30, 2008, all sales commissions paid to the Dealer Manager had been re-allowed to participating broker dealers. Such amounts are considered a cost of raising capital and as such are included as a reduction of additional paid-in capital in the accompanying condensed consolidated statement of stockholders’ equity. Of these costs, we had accrued approximately $596,000 and $574,000 for dealer manager fees and $357,000 and $256,000 for sales commissions as of September 30, 2008 and December 31, 2007, respectively. The following table sets forth the amounts that have been paid to our Dealer Manager for compensation for managing our public offering of common shares and the amounts that have been reallowed by our Dealer Manager to broker dealers for participating in our public offerings for the three and nine months ended September 30, 2008 and 2007 (amount in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Fee Description	2008	2007	2008	2007
Dealer manager fee	$3,000	$2,652	$9,126	$17,353
Broker dealer sales commission	5,328	4,788	16,271	35,486
Total	$8,328	$7,440	$25,397	$52,839

We have also entered into a separate dealer manager agreement with the Dealer Manager pursuant to which we pay a dealer manager fee of up to 1.5% of the gross equity proceeds raised through our Operating Partnership’s private placements. We also pay the Dealer Manager a sales commission of up to 5.0% of the gross equity proceeds raised through our Operating Partnership’s private placement. As of September 30, 2008, substantially all of the sales commissions were re-allowed to participating broker dealers who are responsible for effecting sales. The following table sets forth the amounts that have been paid to our Dealer Manager for compensation for managing our Operating Partnership’s private placements and the amounts that have been reallowed by our Dealer Manager to broker dealers for participating in our Operating Partnership’s private placements for the three and nine months ended September 30, 2008 and 2007 (amount in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Fee description	2008	2007	2008	2007
Dealer manager fee	$409	$296	$756	$800
Broker dealer sales commission	1,324	953	2,462	2,634
Total	$1,733	$1,249	$3,218	$3,434

The Facilitator

The Facilitator is responsible for facilitating transactions associated with the Operating Partnership’s private placements. The Facilitator is considered a related party as certain indirect owners and employees of the Facilitator serve as our executives. We have entered into an agreement with the Facilitator whereby we pay a transaction facilitation fee of up to 2.0% of the gross equity proceeds raised through the Operating Partnership’s private placement. For the three and nine months ended September 30, 2008 we incurred approximately $437,000 and $1.0 million respectively, for such fees payable to the Facilitator. For the same periods in 2007, we incurred approximately $371,000 and $1.1 million, respectively, for such fees payable to the Facilitator. In accordance with SFAS No. 98, these fees, as well as the other fees associated with the Operating Partnership’s private placement, are recorded as deferred loan costs and amortized over the life of the respective financing obligation.

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

On September 9, 2008, we, through TRT Industrial Fund III LLC, our indirect wholly-owned subsidiary, entered into a new joint venture (“DCT Joint Venture III”) with DCT Industrial Fund III LLC, an indirect wholly-owned subsidiary of DCT. The DCT Joint Venture III is subject to similar terms as the DCT Joint Venture I, as discussed above. The amount of industrial properties intended to be acquired under DCT Joint Venture III is $200 million.

As of September 30, 2008, we had acquired 14 properties pursuant to the terms of the DCT Joint Venture I, all of which were acquired by the DCT Joint Venture I entity itself. As of September 30, 2008, we had acquired seven properties pursuant to the terms of the DCT Joint Venture II, five of which were acquired by the DCT Joint Venture II entity itself, and two of which were acquired entirely by us pursuant to the terms of the DCT Joint Venture II. As of September 30, 2008, we had acquired five properties pursuant to the terms of the DCT Joint Venture III, all of which were acquired by the DCT Joint Venture III entity itself.

Acquisitions pursuant to the DCT Joint Venture I, DCT Joint Venture II and DCT Joint Venture III as of September 30, 2008, were generally funded from a combination of (i) equity contributions from us using proceeds from our public and private offerings, (ii) equity contributions from DCT and (iii) debt financing either assumed or issued by the respective joint venture. The acquisition of each asset in the Industrial Portfolio was subject to majority approval by our independent directors.

13.                NET INCOME (LOSS) PER COMMON SHARE

Reconciliations of the numerator and denominator used to calculate basic net income (loss) per common share to the numerator and denominator used to calculate diluted net income (loss) per common share for the three and nine months ended September 30, 2008 and 2007, are as follows (amounts in thousands, except per share information):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Numerator
Net income (loss) from continuing operations	$(9,477)	$1,944	$(68,140)	$9,586
Dilutive minority interests share in net income (loss) from continuing operations	(384)	—	(1,749)	2
Numerator for diluted earnings per share – adjusted income (loss) from continuing operations	(9,861)	1,944	(69,889)	9,588

Net income (loss)	$(9,467)	$1,944	$(68,130)	$9,586
Dilutive minority interests share in net income (loss) from discontinued operations	—	—	—	—
Numerator for diluted earnings per share – adjusted net income (loss)	(9,467)	1,944	(68,130)	9,586

Denominator
Weighted average shares outstanding-basic	147,180	97,051	134,075	77,572
Incremental weighted average shares effect of conversion of OP units	5,936	20	3,730	20
Weighted average shares outstanding-diluted	153,116	97,071	137,805	77,592

NET INCOME PER COMMON SHARE-BASIC
Net income (loss) from continuing operations	$(0.06)	$0.02	$(0.51)	$0.12
Net income (loss) from discontinued operations, net of minority interest	—	—	—	—
Net income (loss)	$(0.06)	$0.02	$(0.51)	$0.12

NET INCOME PER COMMON SHARE-DILUTED (1)
Net income (loss) from continuing operations	$(0.06)	$0.02	$(0.51)	$0.12
Net income (loss) from discontinued operations, net of minority interest	—	—	—	—
Net income (loss)	$(0.06)	$0.02	$(0.51)	$0.12

(1) Net income (loss) per common share-diluted is computed by dividing net income (loss) before dilutive minority interests by the weighted average common shares plus shares issuable upon exercising outstanding OP Units.

14.                SEGMENT INFORMATION

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”) establishes standards for the way that public entities report information about operating segments in their financial statements. We have the following business segments: (i) investments in real property, (ii) investments in real estate securities and (iii) debt related investments. The following table sets forth components of net operating income (“NOI”) of our segments for the three and nine months ended September 30, 2008 and the three and nine months ended September 30, 2007 (amounts in thousands):

	Revenues for the Three Months Ended September 30,		NOI for the Three Months Ended September 30,
	2008	2007	2008	2007
Real property	$27,475	$22,642	$20,263	$16,797
Real estate securities	4,137	4,561	4,137	4,561
Debt related investments (1)	2,484	2,569	2,484	2,569
Total	$34,096	$29,772	$26,884	$23,927

	Revenues for the Nine Months Ended September 30,		NOI for the Nine Months Ended September 30,
	2008	2007	2008	2007
Real property	$82,643	$44,050	$61,162	$32,286
Real estate securities	12,759	10,425	12,759	10,425
Debt related investments (1)	7,471	6,453	7,471	6,453
Total	$102,873	$60,928	$81,392	$49,164

(1)                                  Includes operating results from our investment in an unconsolidated joint venture.

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

The following table is a reconciliation of our NOI to our reported net income (loss) for the three and nine months ended September 30, 2008 and the three and nine months ended September 30, 2007 (amounts in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Net operating income	$26,884	$23,927	$81,392	$49,164
Interest income	3,303	3,375	9,212	8,563
Depreciation and amortization expense	(12,582)	(9,815)	(37,872)	(19,447)
General and administrative expenses	(1,189)	(1,236)	(3,261)	(2,948)
Asset management fees, related party	(2,745)	(2,660)	(8,580)	(5,851)
Interest expense	(10,778)	(12,038)	(33,197)	(20,438)
Gain (loss) on derivatives	471	87	(8,427)	115
Gain on extinguishment of debt	—	—	9,309	—
Other-than-temporary impairment on securities	(13,540)	—	(79,441)	—
Minority interests	699	304	2,725	428
Net Income (Loss) from Continuing Operations	$(9,477)	$1,944	$(68,140)	$9,586

The following table reflects our total assets by business segment as of September 30, 2008 and December 31, 2007 (amounts in thousands):

	As of September 30, 2008	As of December 31, 2007
Segment assets:
Net investments in real property	$1,243,856	$1,179,675
Investments in real estate securities	116,223	180,663
Debt related investments, net (1)	106,111	104,091
Assets held for sale	8,610	—
Total segment assets, net	1,474,800	1,464,429

Non-segment assets:
Cash and cash equivalents	541,247	291,634
Other non-segment assets (2)	64,651	55,721
Total assets	$2,080,698	$1,811,784

(1)                                Includes our investment in an unconsolidated joint venture. See Note 6.

(2)                                Other non-segment assets primarily consist of corporate assets including subscriptions receivable, certain loan costs, including loan costs associated with our financing obligations, and deferred acquisition costs.

15.                SUBSEQUENT EVENTS

Proceeds from Follow-On Public Offering

For the period from October 1, 2008 to October 31, 2008, we issued approximately 3.6 million shares of our common stock pursuant to our follow-on public offering to a total of approximately 1,277 stockholders for net proceeds of approximately $34.7 million, which includes proceeds from our distribution reinvestment plan of approximately $12.7 million.

Cash Settlement of Derivative Instrument

Upon its maturity date of November 1, 2008, we cash settled one of our outstanding forward starting swaps with a notional value of $100 million by paying approximately $11.5 million.

Property Acquisitions

For the period from October 1, 2008 to October 31, 2008, we acquired two real properties for an approximate gross investment amount of $77.7 million.

Millennium Financial Center

On October 1, 2008, we acquired 100% of a fee interest in an office property located in the Denver, Colorado market (“Millennium Financial Center”). Millennium Financial Center comprises approximately 133,500 net rentable square feet and is currently 98% occupied by three tenants. We paid for Millennium Financial Center through a combination of net proceeds from our public and private offerings and debt financing assumed upon acquisition. The debt financing assumed upon acquisition was comprised of a senior mortgage loan that is non-recourse to us with an outstanding principal balance of approximately $34.5 million and bears interest at a fixed rate of 6.0%. This loan is interest only until 2009 at which point the loan begins to amortize over a 30-year schedule.

Eden Prairie Office Center

On October 3, 2008, we acquired 100% of a fee interest in an office property located in the Minneapolis, Minnesota market (the “Eden Prairie Office Center”). The Eden Prairie Office Center, comprised of approximately 107,000 net rentable square feet, is 100% leased to a single tenant with a 15 year term. We acquired the Eden Prairie Office Center using proceeds from our public and private offerings. We paid for the Eden Prairie Office Center through a combination of net proceeds from our public and private offerings

The table below summarizes the detail of the real property acquisitions described above (amounts in thousands):

Property	Market	Date of Acquisition	Gross Investment Amount (1)	Net Rentable Area (Square Feet)	Occupancy
Millennium Financial Center	Denver, CO	10/1/08	$48,249	134	98.0%
Eden Prairie Office Center	Minneapolis, MN	10/3/08	29,430	107	100.0%
Total			$77,679	241	98.9%

(1)     Total estimated investment amount includes (i) acquisition fees payable to our Advisor of 1% of our expected pro rata share of the purchase price, which in aggregate for the above real property acquisitions was approximately $760,000 and (ii) other estimated due diligence and closing costs.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements relate to, without limitation, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), other development trends of the real estate industry, business strategies, and the expansion and growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors that may cause our results to vary are general economic and business (particularly real estate and capital market) conditions being less favorable than expected, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, availability and creditworthiness of prospective customers, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, customers’ ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental, regulatory and/or safety requirements, customer bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control. For a further discussion of these factors and other risk factors that could lead to actual results materially different from those described in the forward-looking statements, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the Commission on March 27, 2008, as updated in Section 1A of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

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

The cornerstone of our investment strategy is to provide investors seeking a general real estate allocation with a broadly diversified portfolio. Our targeted investments include:

I.                                         Direct investments in real properties, consisting of office and office/R&D, industrial, retail, multifamily, hospitality and other properties, primarily located in North America;

II.                                     Investments in real estate securities, including securities issued by other real estate companies, CMBS and CRE-CDOs and similar investments;

III.                                 Certain debt related investments, including originating and participating in mortgage loans secured by real estate, B-notes, mezzanine debt and other related investments.

As of September 30, 2008, we had total gross investments of approximately $1.5 billion, comprised of:

(1)                                  70 properties located in 22 geographic markets in the United States, aggregating approximately 11.7 million net rentable square feet. Our operating real property portfolio includes an aggregate gross investment amount of approximately $1.3 billion and consists of:

•                  11 office and office/R&D properties located in six geographic markets, aggregating approximately 1.9 million net rentable square feet, with an aggregate gross investment amount of approximately $298.0 million;

•                  26 industrial properties located in 13 geographic markets, aggregating approximately 7.0 million net rentable square feet, with an aggregate gross investment amount of approximately $370.0 million; and

•                  33 retail properties located in nine geographic markets, aggregating approximately 2.8 million net rentable square feet, with an aggregate gross investment amount of approximately $650.7 million.

(2)                                  Approximately $116.2 million in real estate securities, including (a) preferred equity securities of various real estate operating companies and REITs with an aggregate fair market value of approximately $44.5 million, and (b) CMBS and CRE-CDOs with an aggregate market value of approximately $71.7 million.

(3)                                  Approximately $106.1 million in debt related investments, including (a) investments in B-notes of approximately $52.0 million (b) investments in mezzanine debt of approximately $36.8 million and (c) investments in an unconsolidated joint venture of approximately $17.3 million.

Consistent with our investment strategy, we have three business segments: (i) investments in real property, (ii) investments in real estate securities and (iii) debt related investments. For a discussion of our business segments and the associated revenue and net operating income by segment, see Note 14 to our condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Historically and for the near-term we expect to fund our investment activity through (i) equity capital raised from our public and private offerings, (ii) minority interest contributions, (iii) the issuance and assumption of debt obligations and (iv) cash on hand.

•                  Public and private offerings — Since our inception on April 11, 2005, we have raised equity capital through (i) selling shares of our common stock through our public offerings, (ii) reinvestment of dividends by our stockholders through our distribution reinvestment plan and (iii) through our Operating Partnership’s private placements. As of September 30, 2008, approximately 153.0 million shares of common stock were issued and outstanding for which we had received net proceeds of approximately $1.5 billion. As of September 30, 2008, our Operating Partnership had raised approximately $157.0 million of gross proceeds from the sale of undivided tenancy-in-common interests in certain properties.

•                  Minority interest contributions — A component of our investment strategy includes entering into joint venture agreements with partners in connection with certain property acquisitions. With respect to these agreements, we generally contribute at least 75% of the required equity contribution for any given venture, and the respective joint venture partner contributes the remaining equity. As of September 30, 2008, joint venture partners had made gross equity contributions to certain of our consolidated joint ventures of approximately $31.6 million.

•                  The issuance and assumption of debt obligations — As of September 30, 2008, we had approximately $627.0 million of mortgage notes and $35.3 million of other secured borrowings outstanding.

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

•              A third principal business risk is our ability to access additional debt financing at reasonable terms. The U.S. credit markets have recently experienced severe dislocations and liquidity disruptions which have caused the credit spreads on prospective debt financings to widen considerably. The uncertainty in the credit markets may negatively impact our ability to access additional debt financing at reasonable terms, which may negatively affect investment returns on future acquisitions or our ability to make acquisitions. In addition, these conditions may further affect our ability to utilize our derivative instruments to adequately offset the risk of interest rate volatility.

•                  A fourth principal business risk is the possible impact  that continued or intensified uncertainty and disruptions in the capital markets may have on the value of our real estate securities investments. As of September 30, 2008, we have impaired $79.4 million related to our real estate securities due to the disruptions and uncertainties in the capital markets, and if such conditions persist or worsen, we may be required to make additional impairments in the future and/or potentially suffer further unrealized or realized losses with respect to these investments.

•                  A fifth principal business risk is the possible impact that a prolonged economic slowdown or a lengthy or severe recession could have on our operations. A prolonged recession could negatively impact our real property investments as a result of increased tenant defaults under our leases, generally lower demand for rentable space, as well as potential oversupply of rentable space which could lead to increased concessions, tenant improvement expenditures or reduced rental rates to maintain occupancies.

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

Our second source of income is from real estate security investments and is generated primarily from (i) dividend income from our investments in preferred equity securities and (ii) net interest income from our investments in CMBS and CRE-CDO securities, adjusted for the accretion of purchase discounts and the amortization of purchase premiums.

Our third source of income is from our debt related investments, principally from interest income from our investments in mortgage loans, B-notes, mezzanine debt and other related investments.

Expenses

Our primary expenses include (i) rental expenses, (ii) depreciation and amortization expenses, (iii) general and administrative expenses, (iv) asset management fees and (v) interest expense. Rental expenses are the expenses directly related to operating and managing the real properties we own, and primarily include property taxes, utilities, property related insurance, property management fees and repair and maintenance. Depreciation and amortization expenses are computed on a straight-line basis over the estimated useful lives of our buildings, tenant improvements, lease commissions and intangible assets and liabilities. General and administrative expenses primarily include corporate legal and accounting, auditing, certain state and local taxes, transfer agent costs and D&O insurance, as well as other corporate-related costs. We pay our Advisor an asset management fee in connection with the asset and portfolio management of real property, real estate securities and debt related investments. Interest expense primarily relates to outstanding mortgage notes, imputed interest expense on financing obligations associated with the Operating Partnership’s private placements and outstanding short-term borrowings associated with our securities margin account.

Significant Transactions During the Nine Months Ended September 30, 2008

Investment Activity

•                  Real Property

•                  National Restaurant Portfolio I—On September 17, 2008, a wholly owned affiliate of Sovereign, on behalf of the National Restaurant Portfolio I JV, entered into a sale-leaseback arrangement with a nationally recognized restaurant group and acquired a portfolio of five retail properties for a total investment amount of approximately $18.1 million. The properties in the National Restaurant Portfolio I are located in various markets throughout the United States, including (i) New Orleans, Louisiana, (ii) Palm Springs, California, (iii) Columbus, Ohio, (iv) Tampa Bay, Florida and (v) Palm Beach, Florida. The five properties in the National Restaurant Portfolio I are 100% leased to single tenants with lease terms ranging from 12 to 20 years. We have identified two of the five properties in the National Restaurant Portfolio I that we intend to sell shortly after acquisition. We intend to hold the remaining three properties in the National Restaurant Portfolio I for long-term investment. The National Restaurant Portfolio I JV acquired the National Restaurant Portfolio I using net proceeds from (i) our public and private offerings, (ii) equity contributions from Sovereign and (iii) debt financing. We contributed 90% of the equity to the National Restaurant Portfolio I JV.

•                  Riverport Industrial Portfolio—On September 17, 2008, through DCT Joint Venture III, we acquired a portfolio of five industrial properties located in Louisville, Kentucky for a total investment amount of approximately $30.9 million. The Riverport Industrial Portfolio is 97% leased to nine tenants with remaining lease terms ranging from one to seven years. DCT Joint Venture III, through its subsidiaries, acquired the Riverport Industrial Portfolio using net proceeds from (i) our private and public offerings and (ii) an equity contribution from DCT. We contributed 90% of the equity used to acquire the Riverport Industrial Portfolio.

•                  Westport—On January 9, 2008, pursuant to DCT Joint Venture II, we acquired one industrial property for a total investment amount of approximately $25.4 million, comprising approximately 502,000 net rentable square feet.  Westport is located in the Central Pennsylvania market and is 100% occupied. Westport is 100% owned by us and is subject to the terms of the DCT Joint Venture II (see Note 12 for details of the DCT Joint Venture II).

•                  Debt Related Investments

•                  Liberty Avenue Debt Investment—On September 25, 2008, we acquired the Liberty Avenue Debt Investment, an indirect debt investment structured as a redeemable preferred equity investment through a joint venture arrangement. We acquired the Liberty Avenue Debt Investment for a gross investment amount of approximately $17.3 million, which represents our 80% interest in the joint venture. Our investment amount includes an acquisition fee paid to our Advisor of approximately $170,000. The Liberty Avenue Debt Investment relates to an office property located in Pittsburgh, Pennsylvania. The Liberty Avenue Debt Investment matures in May 2010. We have an option to purchase this property in 2010.

•                  Greensboro Mezzanine Loan—On May 20, 2008, we acquired the Greensboro Park Mezzanine Loan for a gross investment amount of approximately $16.7 million, which includes an approximate $165,000 acquisition fee payable to our Advisor. The Greensboro Park Mezzanine Loan is secured by an equity interest in the owner of an office property located in the Washington, D.C. market. We acquired the loan at a $1.8 million discount to par value. The Greensboro Park Mezzanine Loan matures in June 2012. We paid for the Greensboro Park Mezzanine Loan through a combination of net proceeds from our public and private offerings and debt financing (see Note 6 for discussion of this debt financing).

•                  Mortgage Note and Mezzanine Loan Repayment—From July 1, 2008 through September 30, 2008, we received full repayment of one of our debt related investments, which included both a mortgage note portion and a mezzanine loan portion associated with a real estate development project located in the New York City market. At the time of repayment, the mortgage note and the mezzanine loan had an outstanding balance of $28.0 million and $7.3 million, respectively.

Financing Activity

•                  Loan Extinguishment — During the nine months ended September 30, 2008, we fully repaid floating-rate debt that had been previously secured by 17 retail properties that had been acquired as part of our New England Retail Portfolio purchased in August and October 2007. We repaid the total outstanding aggregate principal balance of approximately $121.9 million for an amount of approximately $111.5 million, representing an approximate $10.4 million discount to par, resulting in a net gain of approximately $9.3 million, after $1.1 million in unamortized deferred loan costs.

•                  Mortgage Debt Financing — During the nine months ended September 30, 2008, we obtained or assumed approximately $86.0 million in mortgage debt financing, which was comprised of five separate collateralized mortgages loans secured by 13 of our real properties (see Note 6 for additional details of these mortgage loans).

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

•                  Equity Capital Raise from Public and Private Offerings —  During the nine months ended September 30, 2008, we issued approximately 37.7 million shares of our common stock in connection with our two public offerings, for net proceeds of approximately $371.0 million. In addition, during the nine months ended September 30, 2008, our Operating Partnership raised approximately $50.4 million from the sale of undivided tenancy-in-common interests in four properties.

•                  Acquisition of Tenancy-in-Common Interests — During the nine months ended September 30, 2008, the Operating Partnership exercised its option to acquire, at fair market value, approximately $65.9 million of undivided tenancy-in-common interests in six properties for a combination of (i) approximately 6.5 million OP Units, issued at a price of $10.00 per OP Unit, representing $64.8 million of the aggregate purchase price of such properties and (ii) approximately $1.1 million in cash.

How We Measure Our Performance

Funds From Operations

We believe that net income, as defined by GAAP, is the most appropriate earnings measure.  However, we consider funds from operations (“FFO”) to be a useful supplemental measure of our operating performance.  Our discussion and calculation of our FFO reconciled from net income (loss) for the three and nine months ended September 30, 2008 and 2007 will be separately presented in our announcement of third quarter 2008 financial and operating results prior to our third quarter 2008 earnings conference call.

Our Operating Results

For the three and nine months ended September 30, 2008, we had a net loss of $9.5 million and $68.1 million, respectively. For the same periods in 2007 we had net income of $1.9 million and $9.6 million, respectively. The results of our operations for the three and nine months ended September 30, 2008, were substantially different than our results for the same period in 2007, primarily as a result of substantially more investing and financing activities and as a result of the following transactions that were recorded in 2008: (i) a gain of $471,000 and a loss of $8.4 million, respectively, to gain (loss) on derivatives related to our hedging activities, (ii)  a gain of $9.3 million during the three months ended September 30, 2008 related to the extinguishment of debt and (iii) $13.5 million and $79.4 million, respectively, for other-than-temporary impairments on our investments in real estate securities. The following series of tables and discussions describe in detail our results of operations, including those items specifically mentioned above, for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007.

Three-Month Period Ended September 30, 2008 Compared to Three-Month Period Ended September 30, 2007

The following table illustrates the changes in rental revenues, rental expenses, net operating income, other income and other expenses for the three months ended September 30, 2008 compared to the same period in 2007. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. The same store portfolio for the three months ended September 30, 2007 included 32 properties comprised of approximately 7.8 million square feet. A discussion of these changes follows the table (in thousands).

	For the Three Months Ended September 30,
	2008	2007	$ Change
Revenues
Rental revenue - same store	$17,400	$17,801	$(401)
Rental revenue - 2008/2007 acquisitions	10,075	4,841	5,234
Securities income	4,137	4,561	(424)
Debt related income	2,453	2,569	(116)
Total revenues	34,065	29,772	4,293

Rental Expenses
Same store	5,577	4,859	718
2008/2007 acquisitions	1,635	987	648
Total rental expenses	7,212	5,846	1,366

Net Operating Income
Real property - same store (1)	11,822	12,943	(1,121)
Real property - 2008/2007 acquisitions	8,441	3,854	4,587
Securities income	4,137	4,561	(424)
Debt related income	2,453	2,569	(116)
Total net operating income	26,853	23,927	2,926

Other Operating Expenses
Depreciation and amortization expense	12,582	9,815	2,767
General and administrative expenses	1,189	1,236	(47)
Asset mangement fees, related party	2,745	2,660	85
Total other operating expenses	16,516	13,711	2,805

Other Income (Expenses)
Equity in income of unconsolidated joint ventures	31	—	31
Interest income	3,303	3,375	(72)
Interest expense	(10,778)	(12,038)	1,260
Gain (loss) on derivatives	471	88	383
Other-than-temporary impairment on securities	(13,540)	—	(13,540)
Total other income (expenses)	(20,513)	(8,575)	(11,938)

Minority interests	699	304	395
Net Income (Loss) From Continuing Operations	$(9,477)	$1,944	$(11,421)

(1)  For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, and a reconciliation of our net operating income for the three months ended September 30, 2008 and 2007 to our reported “Net income (loss)” for the three months ended September 30, 2008 and 2007, see Note 14 to our condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Rental Revenue

Rental revenue increased approximately $4.8 million to approximately $27.5 million for the three months ended September 30, 2008, compared to approximately $22.6 million for the same period in 2007. This increase is primarily attributable to our acquisition of 38 additional real properties during the period from July 2007 through September 2008. Same store rental revenues decreased by approximately $401,000, or 2.3%, for the three months ended September 30, 2008 compared to the same period in 2007.  This decrease is primarily attributable to a relative decrease in tenant recovery revenue due to the timing of certain recoverable operating expenses in 2007, which was partially offset by an increase in base rental revenue.

Securities Income

Securities income decreased approximately $424,000 to approximately $4.1 million for the three months ended September 30, 2008, from approximately $4.6 million for the same period in 2007. The majority of the decrease in securities income was due to the decline in the one-month LIBOR rate, which impacts interest income on floating-rate securities investments. As of September 30, 2008 and 2007 the one-month LIBOR rate was approximately 3.93% and 5.72%, respectively. Approximately 44.2% and 44.1% of our real estate securities, based on amounts invested, were floating rate securities as of September 30, 2008 and 2007, respectively. This decrease in securities income was partially offset by the accretion of approximately $387,000 to interest income during the three months ended September 30, 2008 for certain CRE-CDOs for which we recorded an other-than-temporary impairment. Furthermore, one of our preferred equity securities moved their respective dividend ex-date beyond September 30, 2008, resulting in a decrease in securities income of approximately $451,000 compared to the three months ended September 30, 2007. We earned and received this dividend payment after September 30, 2008.

Debt Related Income

Debt related income was approximately $2.5 million and $2.6 million for the three months ended September 30, 2008 and 2007, respectively. We acquired approximately $41.2 million in one mortgage note, a mezzanine debt investment and an investment in an unconsolidated joint venture, net of repayments of approximately $35.2 million, during the period from July 2007 through September 2008. The majority of the increase in debt related income due to increased investments was offset by the decline in the one-month LIBOR rate, which impacts interest income on floating-rate debt related investments. Approximately 28.6% and 57.1% of our debt related investments earned interest based on a floating-rate as of September 30, 2008 and 2007, respectively.

Rental Expense

Rental expense increased approximately $1.4 million to approximately $7.2 million for the three months ended September 30, 2008, from approximately $5.8 million for the same period in 2007. This increase is primarily attributable to our acquisition of 38 additional real properties subsequent to June 2007. Same store rental expenses increased by approximately $718,000, or 14.8%, for the three months ended September 30, 2008 as compared to the same period in 2007, primarily as a result of increased real estate tax.

Other Operating Expenses

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $2.8 million to approximately $12.6 million for the three months ended September 30, 2008, compared to approximately $9.8 million for the same period in 2007. This increase is primarily attributable to our acquisition of 38 additional real properties subsequent to June 2007.

General and Administrative Expenses

General and administrative expenses remained relatively consistent for the three months ended September 30, 2008 compared to the same period in 2007.

Asset Management Fees, Related Party

During the three months ended September 30, 2008, our Advisor earned approximately $2.7 million in asset management fees, which was comprised of (i) real property asset management fees of approximately $2.1 million associated with 72 real properties, (ii) real estate securities asset management fees of approximately $356,000 and (iii) debt related asset management fees of approximately $278,000. During the same period in 2007, our Advisor earned approximately $2.7 million in asset management fees, which was comprised of (i) real property asset management fees of approximately $1.9 million associated with 56 real properties, (ii) real estate securities asset management fees of approximately $535,000 and (iii) debt related asset management fees of approximately $256,000.

Other Income (Expenses)

Interest Income

Interest income decreased approximately $72,000 to approximately $3.3 million for the three months ended September 30, 2008, from approximately $3.4 million for the same period in September 30, 2007. This decrease is attributable to the impact of lower interest rates during the period. This decrease was partially offset by increased cash balances, which are primarily a result of net proceeds from our public and private offerings being held in interest-bearing accounts.

Interest Expense

Interest expense decreased approximately $1.3 million to approximately $10.8 million for the three months ended September 30, 2008, from approximately $12.0 million for the same period in September 30, 2007. Interest expense for the three months ended September 30, 2008 resulted primarily from approximately (i) $8.8 million related to 27 mortgage notes secured by real properties, (ii) $1.6 million of interest expense on our financing obligations associated with our Operating Partnership’s private placement and (iii) $342,000 for other secured borrowings, including our securities margin account and loan secured by the Greensboro Mezzanine Loan. During the same period in 2007, interest expense resulted primarily from approximately (i) $9.4 million related to 17 mortgage notes secured by real properties, (ii) $1.6 million of interest expense on our financing obligations associated with our Operating Partnership’s private placement and (iii) $907,000 for borrowings on our securities margin loan and our REPO facility, which was terminated in August 2007.

Gain (Loss) on Derivatives

During the three months ended September 30, 2008 we incurred approximately $471,000 in gains related to our derivative instruments activity. This gain is attributable to hedge ineffectiveness on cash flow hedges recorded primarily due to a change in the forecasted dates for debt issuances hedged by our remaining forward starting swaps and changes in the referenced forward LIBOR curve. During the same period in 2007, we incurred approximately $87,000 in gains related to derivative instrument activity primarily attributable to the impact that movements in the one-month LIBOR rate had on our undesignated zero cost collar.

Other-than-Temporary Impairment on Securities

During the three months ended September 30, 2008, we recorded an other-than-temporary impairment charge totaling approximately $13.5 million, due to an impairment charge related to one CRE-CDO security, which is reflected in the accompanying condensed consolidated statement of operations. See Note 5 to our condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of this impairment charge.

Nine-Month Period Ended September 30, 2008 Compared to Nine-Month Period Ended September 30, 2007

The following table illustrates the changes in rental revenues, rental expenses, net operating income, other income and other expenses for the nine months ended September 30, 2008 compared to the same period in 2007. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. The same store portfolio for the nine months ended September 30, 2007 included 14 properties comprised of approximately 3.2 million square feet. A discussion of these changes follows the table (in thousands).

	For the Nine Months Ended September 30,
	2008	2007	$ Change
Revenues
Rental revenue - same store	$19,173	$18,900	$273
Rental revenue - 2008/2007 acquisitions	63,470	25,150	38,320
Securities income	12,759	10,425	2,334
Debt related income	7,440	6,453	987
Total revenues	102,842	60,928	41,914

Rental Expenses
Same store	4,909	4,455	454
2008/2007 acquisitions	16,572	7,309	9,263
Total rental expenses	21,481	11,764	9,717

Net Operating Income
Real property - same store (1)	14,264	14,445	(181)
Real property - 2008/2007 acquisitions	46,898	17,841	29,057
Securities income	12,759	10,425	2,334
Debt related income	7,440	6,453	987
Total net operating income	81,361	49,164	32,197

Other Operating Expenses
Depreciation and amortization expense	37,872	19,447	18,425
General and administrative expenses	3,261	2,948	313
Asset mangement fees, related party	8,580	5,851	2,729
Total other operating expenses	49,713	28,246	21,467

Other Income (Expenses)
Equity in income of unconsolidated joint ventures	31	—	31
Interest income	9,212	8,563	649
Interest expense	(33,197)	(20,438)	(12,759)
Gain (loss) on derivatives	(8,427)	115	(8,542)
Gain on extinguishment of debt	9,309	—	9,309
Other-than-temporary impairment on securities	(79,441)	—	(79,441)
Total other income (expenses)	(102,513)	(11,760)	(90,753)

Minority interests	2,725	428	2,297
Net Income (Loss) From Continuing Operations	$(68,140)	$9,586	$(77,726)

(1)  For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, and a reconciliation of our net operating income for the nine months ended September 30, 2008 and 2007 to our reported “Net income (loss)” for the nine months ended September 30, 2008 and 2007, see Note 14 to our condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Rental Revenue

Rental revenue increased approximately $38.6 million to approximately $82.6 million for the nine months ended September 30, 2008, compared to approximately $44.1 million for the same period in 2007. This increase is primarily attributable to our acquisition of 56 additional real properties subsequent to December 31, 2006. Same store rental revenues increased by approximately $273,000, or 1.4%, for the nine months ended September 30, 2008 compared to the same period in 2007 primarily due to a new lease.

Securities Income

Securities income increased approximately $2.3 million to approximately $12.8 million for the nine months ended September 30, 2008, compared to approximately $10.4 million for the same period in 2007. This increase is primarily attributable to our acquisition of approximately $207.8 million of additional real estate securities subsequent to January 2007.

The increase in securities income due to increased investments was partially offset by the decline in the one-month LIBOR rate, which impacts interest income on floating-rate securities investments. As of September 30, 2008 and 2007 the one-month LIBOR rate was approximately 3.93% and 5.72%, respectively. Approximately 44.2% and 44.1% of our real estate securities, based on amounts invested were floating rate securities investments as of September 30, 2008 and 2007, respectively. Furthermore, the issuer of one of our preferred equity securities moved its dividend ex-date beyond September 30, 2008, resulting in a decrease in securities income of approximately $451,000 compared to the nine months ended September 30, 2007. We earned and received this dividend payment after September 30, 2008.

Debt Related Income

Debt related income increased approximately $1.0 million to approximately $7.4 million for the nine months ended September 30, 2008, compared to approximately $6.5 million for the same period in 2007. The increase is primarily attributable to our acquisition of approximately $125.7 million in a real estate-secured mortgage note, a mezzanine debt investment and an investment in an unconsolidated joint venture, net of repayments of approximately $35.2 million, subsequent to January 2007. The increase in debt related income due to investments was offset by a general decline in the one-month LIBOR rate, which impacts interest income on floating-rate debt related investments.  Approximately 28.6% and 57.1% of our debt related investments earned interest based on a floating-rate as of September 30, 2008 and 2007, respectively.

Rental Expense

Rental expense increased approximately $9.7 million to approximately $21.5 million for the nine months ended September 30, 2008, from approximately $11.8 million for the same period in 2007. This increase is primarily attributable to our acquisition of 56 additional real properties subsequent to January 2007. Same store rental expenses increased by approximately $454,000, or 10.2%, for the nine months ended September 30, 2008 as compared to the same period in 2007, primarily as a result of higher real estate tax rates, increased bad debt expense and an increase in expenses which are generally not recoverable from our tenants.

Other Operating Expenses

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $18.4 million to approximately $37.9 million for the nine months ended September 30, 2008, compared to approximately $19.5 million for the same period in 2007. This increase is primarily attributable to our acquisition of 56 additional real properties subsequent to January 2007.

General and Administrative Expenses

General and administrative expenses increased approximately $313,000 to approximately $3.3 million for the nine months ended September 30, 2008, from approximately $2.9 million for the same period in 2007. This increase is primarily attributable to growth in assets and shareholders, including increased state and local income taxes, filing fees, audit fees, and other general overhead expenses.

Asset Management Fees, Related Party

Asset management fees paid to our Advisor increased as a result of additional investments held during the nine months ending September 30, 2008 compared to the same period in 2007. During the nine months ended September 30, 2008, our Advisor earned approximately $8.6 million in asset management fees, which was comprised of (i) real property asset management fees of approximately $6.6 million associated with 72 real properties, (ii) real estate securities asset management fees of approximately $1.2 million and (iii) debt related asset management fees of approximately $833,000. During the same period in 2007, our Advisor earned approximately $5.9 million in asset management fees, which was comprised of (i) real property asset management fees of approximately $3.8 million associated with 56 real properties, (ii) real estate securities asset management fees of approximately $1.4 million and (iii) debt related asset management fees of approximately $673,000.

Other Income (Expenses)

Interest Income

Interest income increased approximately $649,000 to approximately $9.2 million for the nine months ended September 30, 2008, from approximately $8.6 million for the same period in 2007. This increase is attributable to increased cash balances, which are primarily a result of net proceeds from our public and private offerings being held in interest-bearing accounts offset by the impacts of lower interest rates during the period.

Interest Expense

Interest expense increased approximately $12.8 million to approximately $33.2 million for the nine months ended September 30, 2008, from approximately $20.4 million for the same period in September 30, 2007. During the nine months ended September 30, 2008, interest expense resulted primarily from approximately (i) $27.0 million related to 27 mortgage notes secured by real properties, (ii) $5.1 million of interest expense on our financing obligations associated with our Operating Partnership’s private placement and (iii) $1.0 million for other secured borrowings, including our securities margin account and loan secured by the Greensboro Mezzanine Loan. During the same period in 2007, interest expense resulted primarily from approximately (i) $15.4 million related to 17 mortgage notes secured by real properties, (ii) $3.5 million of interest expense on our financing obligations associated with our Operating Partnership’s private placement and (iii) $1.4 million for borrowings on our securities margin loan and our REPO facility, which was terminated in August 2007.

Gain (Loss) on Derivatives

During the nine months ended September 30, 2008 we incurred approximately $8.4 million in losses related to our derivative instruments activity. Approximately $6.2 million was reclassified from other comprehensive income (loss) to gain (loss) on derivatives based on our determination that it was no longer probable that previously forecasted issuances of fixed-rate debt related to $70.4 million portion of our LIBOR-based forward starting swaps would be issued within the timeframe specified in its corresponding hedge designation memorandum. In addition to this charge, hedge ineffectiveness on cash flow hedges, of approximately $2.2 million was recorded primarily due to a change in the forecasted dates for debt issuances hedged by our remaining forward starting swaps. During the same period in 2007, we incurred approximately $115,000 in gains related to derivative instrument activity primarily attributable to the impact that movements in the one-month LIBOR rate had on our undesignated zero cost collar.

Gain on Extinguishment of Debt

During the nine months ended September 30, 2008, we fully repaid floating-rate debt that had been previously secured by 17 retail properties that had been acquired as part of our New England Retail Portfolio purchased in August and October 2007. We repaid the total outstanding aggregate principal balance of approximately $121.9 million in the amount of approximately $111.5 million, representing an approximate $10.4 million discount to par, resulting in a gain of approximately $9.3 million, net of $1.1 million in unamortized deferred loan costs.

Other-than-Temporary Impairment on Securities

During the nine months ended September 30, 2008, we recorded an impairment other-than-temporary charge totaling approximately $79.4 million, comprised of an impairment charge of $32.7 million related to 21 of our preferred equity securities and $46.7 million related to six CRE-CDO securities, which is reflected in the accompanying condensed consolidated statement of operations. See Note 5 to our condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of this impairment charge.

Liquidity and Capital Resources

We believe that existing cash balances, net proceeds from our public and private offerings, prospective debt issuances and assumptions, and cash flows from operations will be sufficient to satisfy our liquidity and capital requirements for the next twelve months. Our capital requirements over the next twelve months include, but are not limited to, operating expenses, distribution payments, redemption payments, acquisitions of real property, real estate securities and debt related investments, settlements of derivative instruments and debt service payments, including debt maturities of approximately $41.8 million. As of September 30, 2008, we had approximately $541.2 million of cash compared to $291.6 million as of December 31, 2007. The following summarizes the sources and uses that resulted in the net cash increase of approximately $249.6 million.

Operating Activities

Net cash provided by operating activities was approximately $56.0 million for the nine months ended September 30, 2008, which represents an increase of approximately $37.4 million compared to net cash provided by operating activities of approximately $18.6 million for the nine months ended September 30, 2007. This was primarily due to (i) increased rental revenue, securities income and debt related income as a result of our investment activity from January 2007 through September 2008, (ii) increased interest income as a result of higher cash balances attributable to proceeds received from our public and private offerings and (iii) fewer deposits in reserve accounts related to property activity in 2008. This increase was offset by (i) increased rental expense, asset management fees and interest expense as a result of our acquisition of eleven real properties during fiscal year 2008 and 47 real properties during fiscal year 2007, and (ii) increased general and administrative expenses as a result of our growth.

Investing Activities

Real Property Acquisition

During the nine months ended September 30, 2008, we acquired eleven real properties for a total investment amount of approximately $74.4 million. These properties were acquired using a combination of (i) net proceeds from our initial public offering and private offerings, (ii) debt financing, (iii) minority interest contributions, and (iv) available cash. For additional detail regarding this acquisition see our section entitled “Significant Transactions during 2008” above.

Real Estate Securities

During the nine months ended September 30, 2008, we did not acquire any additional real estate securities investments.

As of September 30, 2008, we had a net unrealized loss of approximately $51.2 million related to certain of our real estate securities investments, which is included in the accompanying condensed consolidated statement of stockholders’ equity as other comprehensive loss, consisting of (i) an unrealized loss of approximately $25.5 million for our investments in perpetual preferred equity securities, and (ii) an unrealized loss of approximately $25.7 million for our investments in CMBS and CRE-CDOs.

During the nine months ended September 30, 2008, we recorded an impairment charge totaling approximately $79.4 million, comprised of $32.7 million related to 21 of our preferred equity securities and $46.7 million related to six CRE-CDO securities, which is reflected in the accompanying condensed consolidated statement of operations. See Note 5 to our condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of these impairment charges.

The value of many of the securities that we hold are sensitive to the volatility of the credit markets, and many of our securities may continue to be adversely affected by future economic developments. In addition, to the extent that uncertainty in the credit market continues and/or intensifies, it may continue to materially affect both the value and liquidity of our securities portfolio. Continued credit market volatility and uncertainty may also cause certain market indicators of impairment to persist, leading to further potential impairment charges and/or permanent losses in our CMBS and CRE-CDO investments.

We have not invested in any CMBS and CRE-CDOs which contain assets that could be classified as sub-prime residential mortgages. As such, we currently do not have direct exposure to the sub-prime residential lending market. We are not currently aware of any material deterioration in the credit quality or performance of the underlying loans that comprise our CMBS and CRE-CDO assets.

The recent market volatility and lack of liquidity has also made the valuation process pertaining to certain of our securities assets extremely difficult, particularly our CMBS and CRE-CDO assets for which there is currently not an active market. Historically, our estimate of the value of these investments was primarily based on active issuances and the secondary trading market of such securities as compiled and reported by independent pricing agencies.  The current market environment is absent new issuances and there has been very limited, if any, secondary trading of CMBS and CRE-CDOs. Therefore, our estimate of fair value, which is based on the notion of orderly market transactions, requires significant judgment and consideration of other indicators of value such as current interest rates, relevant market indices, broker quotes, expected cash flows and other relevant market and security-specific data as appropriate. The amount that we could obtain if we were forced to liquidate our securities portfolio into the current market could be materially greater or less than management’s best estimate of fair value.

We currently do not know the full extent to which the recent U.S. credit market disruptions and subsequent economic turmoil will continue to affect us. However, based upon our available cash balances and outstanding borrowings, we believe we have sufficient liquidity to hold our real estate securities assets to maturity, and we are not dependent upon selling these investments in order to fund our operations, meet our existing debt service requirements or fund dividends.

Debt Related Investments

During the nine months ended September 30, 2008, we acquired two debt related investments with a gross investment amount of approximately $34.0 million. This was offset by the full and complete repayment of one of our debt related investments, which included both a mortgage note portion and a mezzanine loan portion associated with a real estate development project located in the New York City market. At the time of repayment, the mortgage note and the mezzanine loan had an outstanding balance of $28.0 million and $7.3 million, respectively. For additional detail regarding this debt investment see our section entitled “Significant Transactions the Nine Months Ended September 30, 2008” above.

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

On June 11, 2007, we filed a registration statement for our follow-on public offering, which was declared effective on January 22, 2008. Pursuant to the registration statement, we are offering on a continuous basis up to $2.0 billion in shares of our common stock, 75% of which are being offered to the public at a price of $10.00 per share, and 25% of which are being offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. As of September 30, 2008, we had sold approximately 37.7 million shares of our common stock to a total of approximately 5,900 stockholders in connection with our follow on public offering.

For the three and nine months ended September 30, 2008 approximately 12.3 million and 37.7 million shares of our common stock were issued in connection with our public offerings, respectively, for net proceeds of approximately $120.1 million and $371.0 million, respectively.

The Operating Partnership’s Private Placements

The Operating Partnership, through the TRS, is currently offering undivided tenancy-in-common interests in certain properties to accredited investors in private placements exempt from registration under the Securities Act.

During the nine months ended September 30, 2008, the Operating Partnership raised approximately $50.4 million in gross proceeds from the sale of undivided tenancy-in-common interests in four properties. During the nine months ended September 30, 2008, the Operating Partnership also exercised its option to acquire, at fair market value, approximately $65.9 million of previously sold undivided tenancy-in-common interests in six properties for a combination of (i) approximately 6.5 million OP Units, issued at a price of $10.00 per OP Unit, representing approximately $64.8 million of the aggregate purchase price of such properties and (ii) approximately $1.1 million in cash. The result of the above activity was a net decline in financing obligations of approximately $15.5 million.

Debt Financings

Mortgage Notes — During the nine months ended September 30, 2008, we obtained approximately $91.4 million in mortgage debt financing in connection with 15 properties, including mortgage notes related to properties held for sale. During May 2008, we fully repaid the floating-rate debt on 17 properties in the amount of approximately $121.9 million. For additional detail regarding these financing activities see our section entitled “Significant Transactions During 2008” above.

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

Distributions

Effective on December 12, 2007, March 18, 2008, June 4, 2008 and October 1, 2008, our board of directors authorized quarterly distributions for our stockholders equal to $0.15 per share for each of the first, second, third and fourth quarters of 2008. The first, second and third quarter 2008 distributions were paid on April 15, 2008, July 15, 2008 and October 15, 2008 respectively, and we anticipate paying the fourth quarter 2008 distribution on January 15, 2008.

For the nine months ended September 30, 2008, we declared distributions payable to common stockholders of approximately $60.3 million in the aggregate, which was paid during the nine months ended September 30, 2008 or shortly thereafter. Of these distributions, approximately $44.8 million was funded from funds from our operations, and the remaining $15.5 million was funded from our borrowings. Our long-term strategy is to fund the payment of quarterly distributions to investors entirely from funds from our operations.

Redemptions

During the nine months ended September 30, 2008, we redeemed 2.2 million shares of common stock for approximately $20.0 million pursuant to our share redemption program.

Off-Balance Sheet Arrangements

As of September 30, 2008, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Assets and Liabilities Measured at Fair Value

Fair Value Estimates of Investments in Real Estate Securities

As of September 30, 2008, our real estate securities were valued in two categories, comprised of (i) preferred equity securities and (ii) CMBS and CRE-CDOs. Our pricing procedures for each of the two categories are applied to each specific investment within their respective categories.

Preferred Equity Securities — The valuation of our investments in preferred equity securities is determined using exchange listed prices in an active market. As such, preferred equity securities fall within Level 1 of the fair value hierarchy. Our investments in preferred equity securities had a fair market value of $44.5 million and $75.5 million which represented approximately 2.1% and 4.2% of total assets as of September 30, 2008 and December 31, 2007, respectively. For the nine months ending September 30, 2008 we recorded an impairment charge of $32.7 million related to 21 of our preferred equity securities. For additional detail regarding this impairment see our section entitled “Impairment of Available-For-Sale Securities” above.

CMBS and CRE-CDOs — We estimate the fair value of our CMBS and CRE-CDO securities using a combination of observable market information and unobservable market assumptions. Observable market information used in these fair market valuations include benchmark interest rates, interest rate curves, credit market indexes and swap curves. Unobservable market assumptions used in the determination of the fair market valuations of our CMBS and CRE-CDO investments include market assumptions related to discount rates, default rates, prepayment rates, reviews of trustee or investor reports and sample broker quotes in what is currently an inactive market. Additionally, we consider security-specific characteristics in determining the fair market values of our CMBS and CRE-CDO investments, which include consideration of the underlying collateral’s average default rates, the average delinquency rate and loan-to-value, among several other characteristics. As a result, both Level 2 and Level 3 inputs are used in arriving at the valuation of the our investments in CMBS and CRE-CDOs. We consider the Level 3 inputs used in determining the fair market value of its investments in CMBS and CRE-CDO securities to be significant. As such, all investments in CMBS and CRE-CDO securities fall under the Level 3 category of the fair market value hierarchy.

Our investments in CMBS and CRE-CDO investments had a fair market value of $71.7 million and $105.2 million which represented approximately 3.5% and 5.8% of total assets as of September 30, 2008 and December 31, 2007, respectively. For the nine months ending September 30, 2008 we recorded an impairment charge of $46.7 million related to six CRE-CDO securities. For additional detail regarding this impairment see our section entitled “Impairment of

Available-For-Sale Securities” above.

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

Although we have determined that the majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy, credit valuation adjustments associated with our derivative instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative instruments. As a result, we have determined that all of our derivative valuations are classified in Level 2 of the fair value hierarchy.

Our derivative instrument liability had a fair market value of $19.2 million and $27.9 million which represented approximately 2.2% and 3.1% of total liabilities as of September 30, 2008 and December 31, 2007, respectively. For the nine months ended September 30, 2008, we recorded a total, net charge to ineffectiveness that is included in the accompanying condensed consolidated statements of operations in “gain (loss) on derivatives” of approximately $8.4 million.

Subsequent Events

Proceeds from Public Offering

For the period from October 1, 2008 to October 31, 2008, we issued approximately 3.6 million shares of our common stock pursuant to our follow-on public offering to a total of approximately 1,277 stockholders for net proceeds of approximately $34.7 million, which includes proceeds from our distribution reinvestment plan of approximately $12.7 million.

Cash Settlement of Derivative Instrument

Upon its maturity date of November 1, 2008, we cash settled one of our outstanding forward starting swaps with a notional value of $100 million by paying approximately $11.5 million.

Property Acquisitions

For the period from October 1, 2008 to October 31, 2008, we acquired two real properties for an approximate gross investment amount of $77.7 million.

Millennium Financial Center

On October 1, 2008, we acquired 100% of a fee interest in an office property located in the Denver, Colorado market, which we refer to as the Millennium Financial Center. Millennium Financial Center comprises approximately 133,500 net rentable square feet and is currently 98% occupied by three tenants. We paid for Millennium Financial Center through a combination of net proceeds from our public and private offerings and debt financing assumed upon acquisition. The debt financing assumed upon acquisition was comprised of a senior mortgage loan that is non-recourse to us with an outstanding principal balance of approximately $34.5 million and bears interest at a fixed rate of 6.0%. This loan is interest only until 2009 at which point the loan begins to amortize over a 30-year schedule.

Eden Prairie Office Center

On October 3, 2008, we acquired 100% of a fee interest in an office property located in the Minneapolis, Minnesota market, which we refer to as the Eden Prairie Office Center. The Eden Prairie Office Center, comprised of approximately 107,000 net rentable square feet, is 100% leased to a single tenant with a 15 year term. We acquired the Eden Prairie Office Center using proceeds.

from our public and private offerings. We paid for the Eden Prairie Office Center through a combination of net proceeds from our public and private offerings.

The table below summarizes the detail of the real property acquisitions described above (amounts in thousands):

Property	Market	Date of Acquisition	Gross Investment Amount (1)	Net Rentable Area (Square Feet)	Occupancy
Millennium Financial Center	Denver, CO	10/1/08	$48,249	134	98.0%
Eden Prairie Office Center	Minneapolis, MN	10/3/08	29,430	107	100.0%
Total			$77,679	241	98.9%

(1)                                  Total estimated investment amount includes (i) acquisition fees payable to our Advisor of 1% of our expected pro rata share of the purchase price, which in aggregate for the above real property acquisitions was approximately $760,000 and (ii) other estimated due diligence and closing costs.

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

Critical Accounting Policies

In addition to our critical accounting policies set forth in Item 7 to Part II of our Annual Report on Form 10-K filed with the Commission on March 27, 2008, the following policy has been modified to conform with recent Accounting Guidance.

Impairment — Real Estate Securities

In accordance with FASB Staff Position No. 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS No. 115-1/124-1”) and EITF No. 99-20, as applicable, we evaluate debt and equity securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. When management’s estimate of fair value of a real estate security is less than its amortized cost for an extended period, we consider whether there is an other-than-temporary impairment in the value of the security. Consideration is given to (i) the length of time and the extent to which the fair value has been lower than carrying value, (ii) the financial condition and near-term prospects of the issuer, (iii) whether the decline in the fair value below our amortized cost indicates that market participants’ expectations of the underlying cash flows have been adversely affected and (iv) our intent and ability to hold an investment for a reasonable period of time sufficient to allow for a forecasted recovery of fair value. If, in our judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to its fair value as of the respective balance sheet date, and the respective unrealized loss is reclassified from accumulated other comprehensive loss and realized as a reduction to earnings. Significant judgments, including making assumptions regarding the estimated prepayments, loss assumptions and changes in interest rates, are required in determining impairment.

On October 14, 2008, the staff in the Office of the Chief Accountant of the Commission noted in a letter to the FASB, that after consulting with the FASB, the staff would not object to the application of an impairment model similar to a debt security since SFAS No. 115 does not specifically address the impact of the debt-like characteristics on the assessment of other-than-temporary impairment. Such an evaluation should be based on our ability and intent to hold the security to maturity and the underlying credit of the issuers. We adopted this impairment model for perpetual preferred securities in the three months ended September 30, 2008. The letter noted that the views of the staff were an intermediate step in the process of addressing the impairment of perpetual preferred securities and asked the FASB to expeditiously address the issues. There is no assurance that the FASB or the staff will formalize the views of the staff noted in the October 14, 2008 letter. As of September 30, 2008, all of our preferred securities investments were perpetual preferred securities. In applying the impairment model for perpetual preferred securities, we reviewed our preferred equity investments for indicators of other-than-temporary impairment. This review included analysis of (i) the financial condition and near-term prospects of the issuer and (ii) our intent and ability to hold our investment for a reasonable period of time sufficient to allow for a forecasted recovery of fair value. Based on the results of this review, we did not record any other-than-temporary impairment charges related to our preferred equity securities during the three months ended September 30, 2008.

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

The Advisor maintains risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy is designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on our investments may be reduced. Our board of directors has established policies and procedures regarding our use of derivative instruments for hedging or other purposes. As of September 30, 2008, we held six unsettled hedging instruments with a combined notional amount of approximately $415.8 million that were in a loss position equal to approximately $20.4 million. On November 1, 2008, we cash settled one of our outstanding forward starting swaps with a notional value of $100 million by paying $11.5 million. Specific to the remaining outstanding hedges with a total combined notional amount of $315.8 million, if interest rates were to increase by 10 basis points (relative to interest rates as of September 30, 2008), this would result in an approximate $850,000 decrease in our loss position relative to our overall hedging positions for the remaining unsettled hedging instruments.

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

As of September 30, 2008, we had unrealized losses aggregating approximately $24.2 million related to our cash flow derivatives, which have been included in other comprehensive loss in the condensed consolidated statement of stockholders’ equity included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2008, aggregate losses of approximately $8.4 million were recorded as a loss due to hedge ineffectiveness as a result of the following: (i) approximately $6.2 million was recorded from other comprehensive income (loss) to gain (loss) on derivatives based on our determination that it was no longer probable that previously forecasted issuances of fixed-rate debt related to $70.4 million portion of our LIBOR-based forward starting swaps would be issued within the timeframe specified in its corresponding hedge designation memorandum (ii) approximately $2.2 million related to the hedge ineffectiveness on cash flow hedges due to a change in the estimated timing of the anticipated debt placements and (iii) approximately $17,000 related to changes in fair value of derivatives not designated as hedges. See further discussion of our hedging activities in Note 7 to our condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

ITEM 4.                            CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. Based on that evaluation, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008. There were no material changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2008.

PART II. OTHER INFORMATION

ITEM 1.                            LEGAL PROCEEDINGS

We are not aware of any material pending legal proceedings.

ITEM 1A.                   RISK FACTORS

The following risk factors as set forth in Item 1A. to Part I of our Annual Report on Form 10-K filed with the Commission on March 27, 2008 have been updated.

Recent market conditions and the risk of continued market deterioration have caused and may continue to cause the value of our real estate securities and preferred equity investments to be reduced.

It has been well publicized that the U.S. credit markets and the sub-prime residential mortgage market have recently experienced severe dislocations and liquidity disruptions. Sub-prime mortgage loans have recently experienced increased rates of delinquency, foreclosure and loss. These and other related events have had a significant impact on the capital markets associated not only with sub-prime mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”) and CRE-CDOs, but also with the U.S. credit and financial markets as a whole.

We have not invested in any CMBS or CRE-CDOs that contain assets that could be classified as sub-prime residential mortgages and we do not have direct exposure to the sub-prime residential lending market. However, the values of many of the securities that we hold are sensitive to the volatility of the credit markets, and many of our securities have been adversely affected and may continue to be adversely affected by future developments. In addition, to the extent that uncertainty in the credit markets continues and/or intensifies, it has the potential to materially affect both the value of our real estate securities investments and/or the availability or the terms of financing that we may anticipate utilizing in order to leverage our real estate securities investments.

If we were forced to liquidate our securities portfolio into the current market, we would experience significant losses on these investments. However, we currently have the intention to hold our real estate securities to maturity, although from time to time we may sell any of these assets as part of our overall management of the investment portfolio.

The recent market volatility and lack of liquidity has also made the valuation process pertaining to certain of our securities assets extremely difficult, particularly our CMBS and CRE-CDO assets for which there is currently not an active market. Historically, our estimate of the value of these investments was primarily based on active issuances and the secondary trading market of such securities as compiled and reported by independent pricing agencies.  The current market environment is absent new issuances and there has been very limited, if any, secondary trading of CMBS and CRE-CDOs. Therefore, our estimate of fair value, which is based on the notion of orderly market transactions, requires significant judgment and consideration of other indicators of value such as current interest rates, relevant market indices, broker quotes, expected cash flows and other relevant market and security-specific data as appropriate. The amount that we could obtain if we were forced to liquidate our securities portfolio into the current market could be materially greater or less than management’s best estimate of fair value.

Because there is significant uncertainty in the valuation and stability of certain of our securities holdings, the fair values of such investments as reflected in our consolidated statements of stockholders’ equity as other comprehensive income (loss), may not reflect the prices that we would obtain if such investments were actually sold. Furthermore, due to recent market events, many of our investments are subject to rapid changes in value caused by sudden developments which could have a material adverse effect on the values of these investments.

To the extent that these volatile market conditions persist and/or deteriorate, it has and may continue to negatively impact our ability to both acquire and potentially sell our real estate securities holdings at a price and with terms acceptable to us and we may be required to recognize additional impairment charges and/or unrealized losses.

Our derivative instruments that we use to hedge against interest rate fluctuations may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on your investment.

We have utilized derivative instruments to hedge exposure to changes in interest rates on certain of our loans secured by our real properties, but no hedging strategy can protect us completely. For example, in the third quarter of 2007 we entered into four, LIBOR-based, forward-starting swaps with a notional value of $350 million to hedge our exposure to variability in the cash outflows of fixed-rate debt issuances and expected future fixed-rate debt issuances due to fluctuations in the USD-LIBOR swap rate. We cash settled the first hedge, which had a notional value of $150 million, by paying approximately $12.3 million. The next $100 million hedge was cash settled on November 1, 2008 by paying approximately $11.5 million. We cannot assure our stockholders that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging of these transactions will not result in losses. Any settlement charges incurred to terminate the unused derivative instruments will result in increased interest expense, which may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income tests.

A prolonged economic slowdown, a lengthy or severe recession, or declining real estate values could harm our operations and lower returns to you.

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

To date, our results from operations have been negatively impacted primarily through lower fair values and other-than-temporary impairment charges related to our real estate securities holdings, costs incurred as a result of cash settling certain financial hedging instruments used to manage interest rate volatility, as well of the dilutive impact of carrying a large cash balance for an extended period of time. To the extent that a general economic downturn resulting from the current credit crisis is prolonged or becomes even more severe, which would likely significantly harm our revenues, results of operations, financial condition, liquidity, overall business prospects and our ability to make distributions to you.

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

During the nine months ended September 30, 2008, we redeemed 2.2 million shares of common stock pursuant to our share redemption program, as further described in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans of Programs (1)
January 1 - January 31, 2008	—	$—	—	—
February 1 - February 29, 2008	—	—	—	—
March 1 - March 31, 2008	473,762	9.22	473,762	—
April 1 - April 30, 2008	—	—	—	—
May 1 - May 31, 2008	—	—	—	—
June 1 - June 30, 2008	716,925	9.18	716,925	—
July 1 - July 31, 2008	—	—	—	—
August 1 - August 31, 2008	—	—	—	—
September 1 - September 30, 2008	971,374	9.28	971,374
Total:	2,162,061	$9.23	2,162,061	5,151,949

(1)	This represents the number of shares that could be redeemed for the balance of 2008 without exceeding our 5% limitation discussed above.

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 21, 2008, we held our annual meeting of stockholders (the “Annual Meeting”) in Denver, Colorado for the purpose of: (i) electing individuals to serve as our directors as provided in our charter and (ii) ratifying the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008. The total number of shares of common stock entitled to vote at the Annual Meeting was 130,544,363, of which 67,636,181 shares, or 52%, were present by proxy.

The following sets forth the results of the election of directors:

Name of Director	For	Against
John A. Blumberg	65,366,215	2,269,964
Charles B. Duke	65,968,486	1,667,693
Daniel J. Sullivan	66,011,137	1,625,042
John P. Woodberry	66,044,646	1,591,533

There was no solicitation in opposition to the foregoing nominees by stockholders. The terms of office for John A. Blumberg, Charles B. Duke, Daniel J. Sullivan and John P. Woodberry continued after the Annual Meeting.

The ratification of the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 was approved by our stockholders with 64,852,182 votes “For”, 745,386 votes “Against” and 2,038,612 votes “Abstained”.

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

10.13	Promissory note secured by deeds of trust between Dividend Capital Total Realty Trust Inc. and LaSalle Bank National Association (New England Retail Portfolio).†

10.14	Form of Management Agreement between various affiliates of Dividend Capital Total Realty Trust Inc. and KeyPoint Partners LLC, as property manager (New England Retail Portfolio).†

10.15	Acknowledgement and Post-Closing Agreement between various affiliates of Dividend Capital Total Realty Trust Inc. and LaSalle Bank National Association (New England Retail Portfolio). †

10.16	TRT-DCT Joint Venture III Agreement.†

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Principal Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

†                                          Previously filed.

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

Date: November 14, 2008	/s/ GUY M. ARNOLD
Guy M. Arnold
President

Date: November 14, 2008	/s/ JOHN E. BIALLAS
John E. Biallas
Chief Financial Officer

EXHIBIT INDEX

1.1	Dealer Manager Agreement. †

3.1	Dividend Capital Total Realty Trust Inc. Fifth Articles of Amendment and Restatement.†

3.2	Dividend Capital Total Realty Trust Inc. Second Amended and Restated Bylaws. †

4.2	Second Amended and Restated Distribution Reinvestment Plan. †

10.1	Fifth Amended and Restated Advisory Agreement among Dividend Capital Total Realty Trust Inc., Dividend Capital Total Realty Operating Partnership L.P. and Dividend Capital Total Advisors LLC. †

10.2	Property Management Agreement between Dividend Capital Total Realty Trust Inc. and Dividend Capital Property Management LLC.†

10.3	Form of Indemnification Agreement between Dividend Capital Total Realty Trust Inc. and the officers and directors of Dividend Capital Total Realty Trust Inc.†

10.4	Third Amended and Restated Operating Partnership Agreement of Dividend Capital Total Realty Operating Partnership LP.†

10.5	Dividend Capital Total Realty Trust Inc. Equity Incentive Plan.†

10.6	Form of Director Option Agreement.†

10.7	First Amendment to Partnership Agreement between TRT Industrial Fund I LLC and DCT Industrial Fund II LLC.†

10.8	Partnership Agreement between TRT Industrial Fund II LLC and DCT Industrial Fund III LLC.†

10.9	Partnership Agreement of TRT DDR Venture I General Partnership between DDR TRT GP LLC and TRT-DDR Joint Venture I Owner LLC.†

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

10.16	TRT-DCT Joint Venture III Agreement. †

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Principal Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

†                                          Previously filed.

*                                         Filed herewith.