Form 10-K
period 2008-12-31
Dividend Capital Total Realty Trust Inc.
filed 2009-03-30
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Since there was no established market for the voting and non-voting common stock as of June 30, 2008, there was no market value for the shares of such stock held by non-affiliates of the registrant as of such date. As of March 23, 2009, there were 165,651,490 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders, which we anticipate to be held in June 2009, are incorporated by reference in Part III.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

FORM 10-K

December 31, 2008

Forward-Looking Statements

This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward- looking statements relate to, without limitation, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), other development trends of the real estate industry, business strategies, and the expansion and growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors that may cause our results to vary are general economic and business (particularly real estate and capital market) conditions being less favorable than expected, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, availability and creditworthiness of prospective customers, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, customers’ ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental, regulatory and/or safety requirements, customer bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control. For further discussion of these factors see “Item 1A. Risk Factors” in this Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

PART I

ITEM 1.	BUSINESS

Overview

Dividend Capital Total Realty Trust Inc. is a Maryland corporation formed on April 11, 2005 to invest in a diverse portfolio of real property and real estate related investments. As used herein, “the Company,” “we,” “our” and “us” refer to Dividend Capital Total Realty Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires.

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

Our day-to-day activities are managed by Dividend Capital Total Advisors LLC (the “Advisor”), an affiliate, under the terms and conditions of an advisory agreement (the “Advisory Agreement”). In addition, under the terms of certain dealer manager agreements, Dividend Capital Securities LLC (the “Dealer Manager”), an affiliate, serves as the dealer manager of our public and private offerings. The Advisor and its affiliates, including the Dealer Manager, receive various forms of compensation, reimbursements and fees for services relating to our public and private offerings, and for the investment and management of our real estate assets.

We raise equity capital to finance our investments through (i) selling shares of our common stock through our public offerings, (ii) reinvestment of dividends by our stockholders through our distribution reinvestment plan and (iii) our Operating Partnership’s private placements (see Note 8 in our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K). As of December 31, 2008, we had raised approximately $1.8 billion in gross proceeds, comprised of the following: (i) selling approximately 150.5 million shares of our common stock, net of redemptions, for gross proceeds of approximately $1.5 billion, (ii) issuing approximately 8.5 million shares of our common stock for gross proceeds of approximately $80.8 million pursuant to our distribution reinvestment plan and (iii) raising approximately $170.8 million pursuant to our Operating Partnership’s private placements.

Investment Objectives

As stated in our articles of incorporation, our primary investment objectives are:

•	providing portfolio diversification;

•	providing current income to our stockholders in the form of consistent quarterly cash distributions;

•	preserving and protecting our stockholders’ capital investments; and

•	realizing capital appreciation upon the potential sale of our assets.

There is no assurance that we will attain our investment objectives. Our charter places numerous limitations on us with respect to the manner in which we may invest our funds. In most cases these limitations cannot be changed unless our charter is amended, which may require the approval of our stockholders.

Investment Strategy

We believe that we can achieve the investment objectives stated above by executing an investment strategy that provides investors seeking a general real estate allocation with a broadly diversified portfolio of real property and other real estate related investments. Our Advisor has primary responsibility for implementing our investment strategy and for actively monitoring and managing our overall portfolio to achieve diversification across multiple dimensions including:

•	investment types, including real properties, real estate securities and debt related investments;

•	real property types (such as office, industrial, retail, multifamily, hospitality and others);

•	various geographic markets; and

•	diversified tenant profiles and lease terms.

We believe that a diversified investment portfolio may potentially offer investors significant benefits for a given level of risk relative to a more concentrated investment portfolio. We also believe that most real estate markets are cyclical in nature, and therefore we believe that a diversified investment strategy may allow us to more effectively deploy capital into sectors and geographies where the underlying investment fundamentals are relatively strong and away from sectors where such fundamentals are relatively weak. In addition, we believe that a diversified tenant base, achieved by investing in multiple real property sectors, may mitigate the economic impacts associated with a single tenant or type of tenant potentially defaulting under its lease, such leases being the primary source of revenue for most real property investments.

Furthermore, we believe that an investment strategy that combines real property investments with investments in real estate securities and debt related assets may offer investors additional diversification and current income benefits. However, there is no assurance that we will be successful in creating a diversified portfolio or that such a portfolio will provide greater benefits to stockholders than a portfolio that is more concentrated in any particular individual real estate investment sector.

Diversification Across Real Estate Investment Types

Over the long term, we intend to invest on average 70% to 80%, but in any event no less than 60%, of our total assets in real properties, and we intend to invest on average 20% to 30%, but in any event no more than 40%, of our total assets in a combination of real estate securities and debt related investments. These relative proportions are subject to change based upon market conditions and other potential factors.

The chart below describes the diversification of our investment portfolio across real estate investment type. Percentages in the chart correspond to investments as reported on our consolidated balance sheet as of December 31, 2008, which, for our real property and debt related investments, is based on our gross investment amount and, for our real estate securities investments, is based on fair value. Debt related investments, as presented in the below chart, include our investment in an unconsolidated joint venture with a total investment amount of approximately $17.5 million.

Real Property

We generally utilize a long-term buy and hold strategy for investments within our portfolio of real property assets. The majority of our current portfolio consists of primarily “core” or “core-plus” properties that have significant operating histories and existing leases whereby the majority of the total investment return is expected to be derived from current income. In addition, we have invested in a relatively smaller proportion of “value added” opportunities that have arisen in circumstances where we have determined that a real property may be situationally undervalued or where product re-positioning, capital expenditures and/or improved property management may increase cash flows, and where the total investment return is generally expected to have a relatively larger component derived from capital appreciation. As of December 31, 2008, we had invested in a total of 73 operating properties located in 24 geographic markets throughout the United States at a total gross investment amount of approximately $1.4 billion comprising approximately 12.1 million net rentable square feet.

We are not specifically limited in the number or size of real properties we may acquire, or on the percentage of the net proceeds from our public and private offerings that we may invest in a single real property or real property type. However, we may not invest in excess of 10% of the aggregate cost of our real property assets within our portfolio in unimproved land or real properties that are not expected to produce income within two years of their acquisition. The specific number and mix of real properties we acquire in the future will depend upon real estate market conditions, other circumstances existing at the time we make an acquisition and the amount of proceeds we raise in our offerings.

Real Estate Securities

To date, our primary targeted real estate securities have included a combination of (i) perpetual preferred securities of publicly traded real estate investment trusts and (ii) debt securities such as commercial mortgage backed securities (“CMBS”) and various forms of commercial real estate collateralized debt obligations (“CRE-CDOs”). As of December 31, 2008, we had invested in various real estate securities with a total market value of approximately $52.4 million.

Debt Related Investments

To date, our debt related investments have consisted primarily of (i) originations and participations in mortgage loans secured by real estate, (ii) junior portions of first mortgages on commercial properties (“B-notes”) and (iii) mezzanine debt and other related investments secured by equity interests in entities that indirectly own real properties. As of December 31, 2008, we had debt related investments with a total gross investment amount of approximately $106.4 million, which includes our investment in an unconsolidated joint venture.

We are not specifically limited in the number or size of our securities or debt related investments, or on the percentage of the net proceeds from our public and private offerings that we may invest in a single real estate security, debt related investment or pool of real estate related securities. However, we will not make any such investment if it would cause us to exceed our intended allocation of overall securities and debt related investments. In the future, the specific number and mix of real estate securities and debt related investments in which we invest will depend upon real estate market conditions, other circumstances existing at the time we make an investment and the amount of proceeds we raise in our offerings. We will not invest in securities of other issuers for the purpose of exercising control and the first or second mortgages in which we intend to invest will likely not be insured by the Federal Housing Administration or guaranteed by the Veterans Administration or otherwise guaranteed or insured.

Diversification Across Real Property Types

We seek to invest in multiple real property types, consisting primarily of office, industrial, retail, multifamily, hospitality and other real property types. We believe that most real property types are cyclical in nature, and therefore we believe that diversifying our targeted real property types may allow us to deploy capital into real property types where the underlying investment fundamentals are relatively stronger, improving our ability to optimize investment returns.

The chart below describes the diversification of our investment portfolio across real property type. Percentages in the chart correspond to investments as reported on our consolidated balance sheet as of December 31, 2008, which, for our real property and debt related investments, is based on our gross investment amount and, for our real estate securities investments, is based on fair value.

(1)	Certain of our investments in real estate securities are classified as “diversified” due to the fact that the underlying assets consist of multiple investments that are inherently diversified across various property types.

Diversification Across Geographic Regions

Through our investments in real property and debt related investments, we also seek diversification across multiple geographic regions located in the United States. The chart below describes our current allocations across geographic regions located within the continental United States, as defined by the National Council of Real Estate Investment Fiduciaries (“NCREIF”), for our operating real property and debt related investments. Percentages in the chart correspond to investments as reported on our consolidated balance sheet as of December 31, 2008, which, for our real property and debt related investments, is based on our gross investment amount. As of December 31, 2008, our real property investments were geographically diversified across 24 markets throughout eight regions. Our debt related investments are located in an additional two markets resulting in a combined portfolio allocation across 26 markets and eight regions.

We anticipate that the majority of our real property investments will be made in the United States, although we may also invest in Canada and Mexico, and potentially elsewhere on a limited basis, to the extent opportunities exist that may help us meet our investment objectives.

Diversification Across Tenant Profiles and Lease Terms

We believe that the tenant base that occupies our real property assets is generally stable and well-diversified. As of December 31, 2008, our consolidated operating real properties had leases with approximately 380 tenants. We intend to maintain a well-diversified mix of tenants to limit our exposure to any single tenant or industry. Our diversified investment strategy inherently provides for tenant diversity and we continue to monitor our exposure relative to our larger tenant industry sectors. The following table describes our top ten tenant industry sectors as of December 31, 2008. Other tenant industry sectors include 22 additional industry sectors, none of which comprised more than 3.6% of our annualized base rent as of December 31, 2008.

Industry Sector	Number of Leases	Annualized Base Rent (1)	% of Annualized Base Rent	Occupied Square Feet	% of Occupied Square Feet
Grocery Stores	22	$19,393	19.5%	1,309	11.4%
Electronics	18	8,109	8.1%	1,057	9.2%
Financial/Professional Services	83	7,887	7.9%	383	3.3%
Consumer/General Retail	68	7,253	7.3%	952	8.3%
Telecommunications	15	7,134	7.2%	553	4.8%
Healthcare/Medical	27	6,729	6.8%	762	6.6%
Information Technology	17	5,557	5.6%	279	2.4%
Restaurant	47	4,094	4.1%	156	1.4%
Clothing/Apparel	28	4,060	4.1%	417	3.6%
Drug Stores/Pharmacies	8	3,631	3.6%	571	5.0%

Total	333	73,847	74.1%	6,439	56.1%

(1)	Average annual rent based on commenced leases as of December 31, 2008.

Current Business Environment

During 2008 and early 2009, significant and widespread concerns about the availability and cost of credit, combined with a deepening recession and increased unemployment, have dramatically lowered growth expectations for both the national and global economy. In addition, the recent failure or near failure of several large financial institutions, together with government interventions in the financial system, have led to increased market uncertainty and instability, as well as to increased risk of geopolitical, trade and other potential conflicts. These conditions, combined with generally declining business activity levels and consumer confidence, have contributed to an unprecedented and challenging macro environment for conducting our business operations.

As a result of the decline in general economic conditions, the U.S. commercial real estate industry has also begun to experience deteriorating fundamentals across most major property types and geographic markets. Tenant bankruptcies are on the rise, while demand for commercial real estate space is simultaneously contracting, creating a highly competitive leasing environment with downward pressure on both occupancy and rental rates, resulting in leasing incentives becoming more common. Mortgage delinquencies and defaults have also began to trend upward, with many industry analysts predicting significant credit defaults, foreclosures and principal losses, in particular for below investment grade securitized debt instruments.

From a financing perspective, the severe dislocations and liquidity disruptions in the credit markets have impacted both the cost and availability of commercial real estate debt. The CMBS market, formerly a significant source of debt capital, has become inactive and has left a void in the market for long-term, fixed-rate debt, which is only partially filled by existing portfolio lenders such as insurance companies. These remaining lenders have generally increased credit spreads, lowered the amount of available proceeds, and otherwise tightened underwriting standards considerably, while simultaneously generally limiting lending to existing relationships with borrowers that invest in high quality assets in top tier markets.

Additionally, overall transaction volume for real property acquisitions has declined dramatically across the industry. Lack of available credit and poor investor confidence have translated into generally declining real estate values and a corresponding rise in expected investment yields and capitalization rates. Although many owners of real estate prefer not to be sellers in a declining market, the tight credit conditions and increased refinancing risk have begun to force an increasing number of real property owners into distressed sales, or to otherwise consider liquidating their holdings in an effort to enhance liquidity on their own balance sheet. Following a prolonged period of inactivity, however, transaction volumes are slowly beginning to increase.

This aforementioned economic turmoil has had, and will likely continue to have, a material impact on our investment portfolio and has also created additional risks to our future operating performance. In the section titled “Management’s Discussion and Analysis,” we analyze in more detail the impact that the current economic environment has had on our existing portfolio, specifically the markedly reduced valuations and increased other-than-temporary impairment charges that have been taken to the preferred equity and debt securities portions of our portfolio.

Current Investment Focus and Opportunities

Despite the challenging economic conditions described above, we believe that significant opportunities will exist to deploy equity capital to acquire high quality, real properties leased to credit worthy tenants in premier locations throughout the U.S., with the intention of owning and operating these properties over the long term. Many of these opportunities are expected to become available as a result of debt refinancings coming due or other liquidity concerns for many industry participants, and the current market environment favors real estate investors with significant amounts of available cash who can provide no financing contingencies and more certainty of closing. Furthermore, the current credit market conditions may also create an opportunity to make debt related investments by lending money to experienced real estate owners at attractive rates and terms secured by high quality collateral.

Tenant Concentration

As of December 31, 2008, Stop & Shop Supermarket Company (“Stop & Shop”), which represents 13.1% of our annualized rental revenue, was our only tenant whose annualized rental revenue exceeded 10.0% of our total annualized rental revenue. Stop & Shop occupies 14 of our retail properties and each location is leased under separate leasing agreements. Stop & Shop operates over 375 grocery stores throughout seven states primarily located in the Northeast region of the United States. Stop & Shop is a consolidated subsidiary of Koninklijke Ahold N.V. (“Ahold”). Ahold is one of the largest food retailers in the world, based in Amsterdam, the Netherlands.

Competition

We believe that the current market for investing in real property, real estate securities and debt related investments is extremely competitive. We compete with many different types of companies engaged in real estate investment activities, including other REITs, pension funds and their advisors, bank and insurance company investment accounts, real estate limited partnerships, various forms of banks and specialty finance companies, mutual funds, private equity funds, hedge funds, individuals and other entities. Some of these competitors, including larger REITs, have substantially greater financial and other resources than we do and generally may be able to accept more risk and leverage. They may also possess significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. As a result, we may have to provide free rent, incur charges for tenant improvements or offer other inducements in order to compete, all of which may have an adverse impact on our results of operations.

Conflicts of Interest

We are subject to various conflicts of interest arising out of our relationship with the Advisor and other affiliates, including: (i) conflicts related to the compensation arrangements between the Advisor, certain affiliates and us, (ii) conflicts with respect to the allocation of the time of the Advisor and its key personnel and (iii) conflicts with respect to the allocation of investment opportunities. The independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise and will have a fiduciary obligation to act on behalf of our stockholders. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for a description of the conflicts of interest that arise as a result of our relationships with the Advisor and its affiliates.

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

Available Information

This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, as well as any amendments to those reports, and our prospectus and amendments to such prospectus that we file with the Securities and Exchange Commission (the “Commission”) are available free of charge as soon as reasonably practicable through our website at http://www.dividendcapital.com. The information contained on our website is not incorporated into this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO ADVERSE CHANGES IN GENERAL ECONOMIC CONDITIONS

Recent adverse and severe changes in global economic and capital market conditions, exacerbated by generally deteriorating real estate industry fundamentals, may significantly affect our results of operations and returns to our stockholders.

We are subject to risks generally incident to the ownership of real estate related assets, including changes in global, national, regional or local economic, demographic and real estate market conditions, as well as other factors particular to the locations of the respective real property investments. A prolonged recession could negatively impact our real property investments as a result of, among other items, increased tenant defaults under our leases, generally lower demand for rentable space, as well as potential oversupply of rentable space which could lead to increased concessions, tenant improvement expenditures or reduced rental rates to maintain occupancies. These conditions could also negatively impact the financial condition of the tenants that occupy our real properties and, as a result, their ability to pay us rents.

In addition, we believe the risks associated with our business are more severe during periods of economic slowdown or recession if these periods are accompanied by deteriorating fundamentals and declining values in the real estate industry. Because many of our real estate securities and debt related investments consist of mortgages or pooled mortgages secured by real property, these same impacts could also negatively affect the underlying borrowers and collateral of assets that we own. Declining values and deteriorating real estate fundamentals would also likely reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of or investment in additional properties. As a result of these conditions and if the economy continues to weaken, borrowers may not be able to pay principal and interest on our loans. Further, declining real estate values significantly increases the likelihood that we will incur losses on our debt investments in the event of a default because the value of our collateral may be insufficient to cover our basis in the investment.

To date, our results from operations have been negatively impacted primarily through lower fair values and other-than-temporary impairment charges related to our real estate securities holdings, costs incurred as a result of cash settling certain financial hedging instruments obtained to manage interest rate volatility, as well as the dilutive impact of carrying a large cash balance for an extended period of time. To the extent that a general economic downturn resulting from the current credit crisis is further prolonged or becomes even more severe, it would likely have a significant and adverse impact on our revenues, results from operations, financial condition, liquidity, overall business prospects and ultimately our ability to make distributions to our stockholders.

Recent market conditions and the risk of continued market deterioration have caused and may continue to cause the value of our CMBS and CRE-CDO investments to be reduced.

It has been well publicized that the U.S. and global credit markets and the sub-prime residential mortgage market have experienced severe dislocations and liquidity disruptions. Sub-prime mortgage loans have experienced increased rates of delinquency, foreclosure and loss. These and other related events have had a significant impact on the capital markets associated not only with residential sub-prime mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”) and CRE-CDOs, but also with U.S. and global credit and financial markets as a whole.

We have not invested in any CMBS or CRE-CDOs that contain assets that could be classified as sub-prime residential. However, the values of many of the securities that we hold are sensitive to the volatility of the credit markets, and many of our securities have been adversely affected and may continue to be adversely affected by future developments. Although we currently have the intention to hold our CMBS and CRE-CDO investments to maturity, if we were forced to liquidate this portfolio into the current market, we would realize significant losses on these investments. In addition to the fair value of these securities being adversely impacted, the interest payments that we receive are also subject to adverse changes, either in timing or amounts, as a result of the economic environment. Some of the securities that we hold have certain collateral requirements and if the fair value of the underlying collateral decreases substantially, then our interest payments may be suspended and used to payoff more senior positions until the collateral requirements are met.

In addition, the general inactivity, illiquidity and volatility of the credit markets have made the process of estimating the fair value of our CMBS and CRE-CDO investments significantly more difficult and subjective. Prior to the current credit crisis, active trading of these types of securities provided visibility and an objective means of determining fair value. In today’s environment, which is substantially limited in any new issuances or significant active trading within the secondary market, management’s estimate of the fair value must consider alternative sources of market information and utilize a combination of independent pricing agency valuations and other observable and unobservable market inputs. Our current valuation methodology utilizes a variety of estimates and assumptions specific to the particular securities that require significant judgment and therefore, the actual amount that could be realized upon a sale of such securities may be materially different from management’s estimate.

As of December 31, 2008, in aggregate, we had made investments, net of principal repayments, totaling approximately $143.8 million in CMBS and CRE-CDO securities and as of that date these securities were estimated to have a fair value of approximately $20.8 million. Many of our CMBS and CRE-CDO investments are subject to rapid changes in value caused by sudden developments which affect the observable and unobservable market inputs that provide key assumptions used by both management and independent valuation sources.

For the year ended December 31, 2008, we recorded an other-than-temporary impairment charge totaling approximately $123.0 million related to our CMBS and CRE-CDO investments, which is reflected in our consolidated statements of operations in Item 8. The other-than-temporary impairment charge related to our CMBS and CRE-CDO investments considered management’s judgment as to the extent by which either the timing or amounts of the underlying cash flows for these investments had been adversely affected. As of December 31, 2008, we had an unrealized loss of approximately $1.3 million reported in accumulated other comprehensive income (loss) related to our CMBS and CRE-CDO investments.

We cannot assure our stockholders that we will not have to realize or record additional impairment charges, or experience disruptions in cash flows and/or permanent losses related to our CMBS and CRE-CDO investments in future periods. In addition, to the extent that the current volatile market conditions persist and/or deteriorate further, it would continue to negatively impact our ability to potentially sell these securities holdings at a price and with terms acceptable to us or at all.

Our investments in real estate preferred equity securities have been significantly impacted by recent adverse economic and real estate industry conditions and generally involve a greater risk of loss than traditional debt financing of the issuer.

We have invested in real estate preferred equity securities of various publicly-traded real estate investment trusts, which involve a higher degree of risk than traditional debt financing of the issuer due to a variety of factors, including that such investments are subordinate to traditional loans and are not secured by property underlying the investment. Additionally, unlike traditional debt financings, issuers of preferred equity securities generally are not obligated to redeem the principal investment at any time and may indefinitely suspend the payment of preferred dividends without causing an event of default.

As of December 31, 2008, in aggregate, we had made investments in preferred equity securities totaling $102.7 million and as of that date these securities had a fair value of approximately $31.6 million. Many of our preferred equity securities investments are subject to rapid changes in fair value caused by sudden developments in market conditions that may affect the liquidity, business and credit conditions of the underlying issuer.

For the year ended December 31, 2008, we recorded an other-than-temporary impairment charge of approximately $69.7 million related to our preferred equity securities. The other-than-temporary impairment charged to our preferred equity securities was determined primarily based upon the credit condition of the issuer, together with consideration of the length of time over which these securities had experienced a decline in market value, as well as the severity of such decline. As of December 31, 2008, we had an unrealized loss of approximately $1.4 million reported in accumulated other comprehensive income (loss) related to our preferred equity securities investments. We cannot assure our stockholders that we will not have to realize or record additional impairment charges, or experience disruptions in cash flow and/or permanent losses related to our preferred equity securities investments in future periods.

In addition, as of the date of this Report on Form 10-K, the issuers of three of our preferred securities holdings have indefinitely suspended their preferred dividend payments to us. Even though these dividend payments are cumulative and perpetual in nature, and we may eventually recover the dividend payments either in their entirety or in part, there is no guarantee that we will be able to do so and any such lost income could permanently reduce both the value of these investments and distributions available to our stockholders.

Continued uncertainty and volatility in the credit markets could affect our ability to obtain debt financing on reasonable terms, which could reduce the number of properties we may be able to acquire and the amount of cash distributions we can make to our stockholders.

The U.S. and global credit markets have recently experienced severe dislocations and liquidity disruptions which have caused the credit spreads on prospective debt financings to widen considerably. The uncertainty in the credit markets may negatively impact our ability to access additional debt financing at reasonable terms, which may negatively affect investment returns on future acquisitions or our ability to make acquisitions.

If mortgage debt is unavailable on reasonable terms as a result of increased interest rates, increased credit spreads, decreased liquidity or other factors, we may not be able to finance the initial purchase of properties. In addition, when we incur mortgage debt on properties, we run the risk of being unable to refinance such debt upon maturity, or of being unable to refinance on favorable terms. As of December 31, 2008, we had approximately $719.0 million in aggregate outstanding mortgage notes, which had maturity dates ranging from June 2009 through September 2036. In 2009 and 2010, mortgage notes in the amount of approximately $41.8 million and $19.7 million, respectively, will mature unless we qualify and elect to exercise certain extension options.

If interest rates are higher or other financing terms, such as principal amortization, corporate guaranty, or other terms are not as favorable when we refinance debt or issue new debt, our income could be reduced. To the extent we are unable to refinance debt on reasonable terms, or at appropriate times or at all, we may be required to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing securities or by borrowing more money.

In addition, due to the recent market disruptions, many of our securities investments which we may use in the future as collateral for prospective borrowings have experienced significant losses and are subject to rapid changes in value caused by sudden developments, which could further lower their fair values. This reduction in value could subsequently result in the potential reduced ability or the inability to leverage these assets, as well as potential margin calls on facilities that utilize affected assets as collateral.

The failure of any banking institution in which we deposit our funds could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our stockholders.

Currently, the Federal Deposit Insurance Corporation, or FDIC, generally, only insures amounts up to $250,000 per depositor per insured bank, which amount is scheduled to be reduced to $100,000 after December 31, 2009. Through its Transaction Account Guarantee Program, or TAGP, the FDIC also provides full deposit insurance coverage for non-interest bearing transaction accounts with participating institutions, regardless of dollar amount, through December 31, 2009.

A small portion of our cash and cash equivalents, primarily those used to fund property-level working capital needs, is currently held in a combination of FDIC-insured and TAGP-insured bank accounts. The significant majority of our cash on hand is currently invested in a combination of AAA-rated money market mutual funds, which in turn are primarily invested in short-term, high credit quality commercial paper, U.S. government funds and Treasury funds. If any of the financial institutions in which we have deposited funds ultimately fails, we would lose the amount of our deposits over the then current FDIC and TAGP insurance limits. The loss of our deposits could substantially reduce the amount of cash we have available to distribute or invest and would likely result in a decline in the value of our stockholders’ investment.

ADDITIONAL RISKS RELATED TO INVESTMENTS IN REAL PROPERTY

Real properties are illiquid investments, and we may be unable to adjust our portfolio in response to changes in economic or other conditions or sell a property if or when we decide to do so.

Real properties are illiquid investments and we may be unable to adjust our portfolio in response to changes in economic or other conditions. In addition, the real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any real property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a real property. In addition, we may acquire real properties that are subject to contractual “lock-out” provisions that could restrict our ability to dispose of the real property for a period of time.

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

We are dependent on tenants for revenue, and our inability to lease our real properties or to collect rent from our tenants may adversely affect our results of operations and returns to our stockholders.

Our revenues from our real property investments are dependent on the creditworthiness of our tenants and would be adversely affected by the loss of or default by significant lessees. As of December 31, 2008, 33 of our 73 operating real properties, or approximately 39.6% of our total gross investment amount in real properties, were occupied by single tenants. In addition, as of December 31, 2008, Stop & Shop Supermarket Company (“Stop & Shop”) represented 13.1% of our annualized rental revenue. Stop & Shop was our only tenant whose annualized rental revenue exceeded 10.0% of our total annualized rental revenue as of December 31, 2008, occupying 14 of our retail properties, each location under separate leasing agreements. The success of those real properties depends on the financial stability of that tenant. Lease payment defaults by tenants could cause us to reduce the amount of distributions to our stockholders and could force us to find an alternative source of revenue to pay any mortgage loan on the real property. In the event of a tenant default, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our real property. If a lease is terminated, we may be unable to lease the real property for the rent previously received or sell the real property without incurring a loss.

Delays in the acquisition, development and construction of real properties may have adverse effects on portfolio diversification, results of operations and returns to our stockholders.

Delays we encounter in the selection, acquisition and development of real properties could adversely affect our stockholders returns. In particular, the current state of the credit markets has resulted in generally lower transaction volume in the broader real estate market and for us, in part due to pricing and valuation uncertainties. To the extent that such disruptions and uncertainties continue, we may be delayed in our ability to invest our capital in real property investments that meet our acquisition criteria. Such delays have resulted in our maintaining a relatively higher cash balance than expected, which has had and may continue to have a negative effect on our stockholders returns until the capital is invested. Moreover, delays in acquiring properties may also hinder our ability to reach our portfolio diversification objectives.

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

A real property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. In addition, certain of the real properties we acquire may have some level of vacancy at the time of closing. Certain other real properties may be specifically suited to the particular needs of a tenant and our real property may become vacant. Therefore, we may have difficulty obtaining a new tenant for any vacant space we have in our real properties. If the vacancy continues for a long period of time, we would suffer reduced revenues resulting in lower cash distributions to our stockholders. In addition, the resale value of the real property could be diminished because the market value may depend principally upon the value of the leases of such real property.

General economic conditions and other events or occurrences that affect areas in which our properties are geographically concentrated in may have a significant adverse impact on our financial results.

The economy of any state or region in which our properties are located may be adversely affected to a greater degree than that of other areas of the country as a result of negative developments affecting industries concentrated in such state or region. For example, our properties in Massachusetts, California and Texas accounted for approximately 26%, 12% and 10%, respectively, of our total gross investments of our real property portfolio as of December 31, 2008. A deterioration of general economic or other relevant conditions in any of those regions could result in the loss of a tenant, a decrease in the demand for our properties and a decrease in our revenues from those markets, which in turn may have a disproportionate and material adverse effect on our results of operations and financial condition.

Changes in supply of or demand for similar real properties in a particular area may increase the price of real property assets we seek to purchase.

The real estate industry is subject to market forces and we are unable to predict certain market changes including changes in supply of or demand for similar real properties in a particular area. For example, if demand for the types of real property assets in which we seek to invest were to sharply increase or supply of those assets were to sharply decrease, the prices of those assets could rise or fall significantly. Any potential purchase of an overpriced asset could decrease our rate of return on these investments and result in lower operating results and overall returns to our stockholders.

Actions of our joint venture partners could negatively impact our performance.

We have entered into and may continue to enter into joint ventures with third parties, including entities that are affiliated with the Advisor. We have purchased and developed and may also continue to purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

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

Under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached, which might have a negative influence on the joint venture and decrease potential returns to our stockholders. In the event that a venture partner has a right of first refusal to buy out the other partner, it may be unable to finance such a buy-out at that time. It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in a particular property. In addition, to the extent that our venture partner or co-tenant is an affiliate of the Advisor, certain conflicts of interest will exist. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” in this Annual Report on Form 10-K.

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

We compete with numerous other parties or entities for real property investments and tenants, and we may not compete successfully.

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

Uninsured losses or premiums for insurance coverage relating to real property may adversely affect our returns.

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

When a tenant at one of our real properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new tenants, we will be required to expend substantial funds to construct new tenant improvements in the vacated space. Substantially all of the net proceeds from our initial public offerings have been and will continue to be invested in real properties, real estate securities and debt related investments, and we do not anticipate that we will maintain permanent working capital reserves. We do not currently have an identified funding source to provide funds which may be required in the future for tenant improvements and tenant refurbishments in order to attract new tenants. If we do not establish sufficient reserves for working capital or obtain adequate secured financing to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our real properties. If we defer such improvements, the applicable real properties may decline in value, and it may be more difficult for us to attract or retain tenants to such real properties or the amount of rent we can charge at such real properties may decrease. We cannot assure our stockholders that we will have any sources of funding available to us for repair or reconstruction of damaged real property in the future.

Real property investments made outside of the United States will be subject to currency rate exposure and risks associated with the uncertainty of foreign laws and markets.

We may invest in Canada and Mexico, and potentially elsewhere on a limited basis, to the extent that opportunities exist that may help us meet our investment objectives. To the extent that we invest in real property located outside of the United States, in addition to risks inherent in the investment in real estate generally discussed in this Annual Report on Form 10-K, we will also be subject to fluctuations in foreign currency exchange rates and the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, currency exchange controls, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden associated with complying with a wide variety of foreign laws. Changes in foreign currency exchange rates may adversely impact the fair values and earnings streams of our international holdings and therefore the returns on our non-dollar denominated investments. To the extent that we make real property investments outside of the United States, our principal currency exposures are expected to be the Canadian Dollar and the Mexican Peso, although to the extent that we make investments in other foreign countries we would be subject to additional currency exposure. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations.

ADDITIONAL RISKS RELATED TO INVESTMENTS IN REAL ESTATE SECURITIES AND DEBT RELATED INVESTMENTS

The CMBS and CRE-CDOs in which we invest are subject to several types of general risks.

CMBS are bonds which evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. CRE-CDOs are a type of collateralized debt obligation that is backed by commercial real estate assets, such as CMBS, commercial mortgage loans, B-notes, or mezzanine loans. Accordingly, the mortgage backed securities we invest in are subject to all of the risks of the underlying mortgage loans.

In a rising interest rate environment, the value of CMBS and CRE-CDOs may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. In a falling interest rate environment, securities whose investment yield is tied to a floating rate index, such as LIBOR, will distribute less dividend income than when originally purchased. The value of CMBS and CRE-CDOs may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities markets as a whole. In addition, CMBS and CRE-CDOs are subject to the credit risk associated with the performance of the underlying mortgage properties. In certain instances, third party guarantees or other forms of credit support can reduce the credit risk.

CMBS and CRE-CDOs are also subject to several risks created through the securitization process. Subordinate CMBS and CRE-CDOs are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes a large percentage of delinquent loans, there is a risk that interest payments on subordinate CMBS and CRE-CDOs will not be fully paid. Subordinate securities of CMBS and CRE-CDOs are also subject to greater credit risk than those CMBS and CRE-CDOs that are more highly rated.

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

The mezzanine loans and B-notes in which we invest involve greater risks of loss than senior loans secured by income-producing real properties.

We invest in mezzanine loans and B-notes that substantially take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

A portion of our real estate securities and debt related investments may be considered illiquid, and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

Certain of the real estate securities and debt related investments that we have purchased or may purchase in the future in connection with privately negotiated transactions are not or may not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise effected in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine, B-note and bridge loans that we have purchased or may purchase in the future are or will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default. In addition, due to current credit market conditions, certain of our registered securities may not be as liquid as when originally purchased.

Our investments in real estate common equity securities will be subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities.

We may invest in real estate common equity securities of both publicly traded and private real estate companies. Investments in real estate related common equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate related common equity securities generally invest in real estate or real estate related assets and are subject to the inherent risks associated with real estate related investments discussed in this Form 10-K, including risks relating to rising interest rates.

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

Some of our real estate securities investments may be denominated in foreign currencies and, therefore, we expect to have currency risk exposure to any such foreign currencies. A change in foreign currency exchange rates may have an adverse impact on returns on our non-U.S. dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations. To the extent that we invest in non-U.S. dollar denominated securities, in addition to risks inherent in the investment in securities generally discussed in this Form 10-K, we will also be subject to risks associated with the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, currency exchange controls, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden of complying with a wide variety of foreign laws.

RISKS ASSOCIATED WITH DEBT FINANCING

We incur mortgage indebtedness and other borrowings, which may increase our business risks, and could hinder our ability to make distributions to our stockholders.

We have financed and may continue to finance a portion of the purchase price of certain of our investments in real properties, real estate securities and debt related investments by borrowing funds. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets unless approved by a majority of independent directors and disclosed to stockholders in our next quarterly report along with justification for the excess. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the sum of (a) the aggregate cost of our real property assets before non-cash reserves and depreciation and (b) the aggregate cost of our securities assets. In addition, we have incurred and may continue to incur mortgage debt and pledged some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow funds if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

High debt levels would cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, then the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our investments. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We have historically given certain full or partial guarantees, and may continue to give full or partial guarantees in the future, to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we are responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross collateralization or cross default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected.

Increases in interest rates could increase the amount of our debt payments and therefore negatively impact our operating results.

Interest we pay on our debt obligations will reduce cash available for distributions. As of December 31, 2008, we had approximately $58.0 million of variable rate debt outstanding, net of repayments, for which increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties and/or securities at times which may not permit realization of the maximum return on such investments.

Our derivative instruments that we use to hedge against interest rate fluctuations may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on our investments.

We have utilized derivative instruments to hedge exposure to changes in interest rates on certain of our loans secured by our real properties, but no hedging strategy can protect us completely. For example, in the third quarter of 2007 we entered into four, LIBOR-based, forward-starting swaps with a notional value of $350 million to hedge our exposure to variability in the cash outflows resulting from prospective interest payments on expected future fixed-rate debt issuances due to fluctuations in the USD-LIBOR swap rate. We have cash settled the first, second and third forward-starting swaps, which had a combined notional value of $300 million, by paying approximately $36.5 million. In addition, our fourth forward-starting swap having a notional amount of $50 million was in a loss position of approximately $13.7 million as of December 31, 2008, and is due to be cash settled no later than August 1, 2009.

We cannot assure our stockholders that our hedging strategy and the derivatives that we use will adequately offset all of our risk related to interest rate volatility or that our hedging of these risks will not result in losses. These derivative instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income tests.

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

Most of our current mortgage financing arrangements require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity will be uncertain and may depend upon our ability to obtain additional financing or our ability to sell the particular property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to our stockholders and the projected time of disposition of our assets. In an environment of increasing mortgage rates, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt if mortgage rates are higher at a time a balloon payment is due. In addition, payments of principal and interest made to service our debts, including balloon payments, may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT.

RISKS RELATED TO THE ADVISOR AND AFFILIATES

We depend on the Advisor and its key personnel; if any of such key personnel were to cease employment with the Advisor, our business could suffer.

Our ability to make distributions and achieve our investment objectives is dependent upon the performance of the Advisor in the acquisition, disposition and management of real properties, real estate securities and debt related investments, the selection of tenants for our real properties, the determination of any financing arrangements and other factors. In addition, our success depends to a significant degree upon the continued contributions of certain of the Advisor’s key personnel, including Guy M. Arnold, Jonathan S. Asarch, John E. Biallas, Troy J. Bloom, John A. Blumberg, John R. Chambers, Andrea L. Karp, Lainie P. Minnick, Gregory M. Moran, Glenn R. Mueller, Ph.D., James R. Mulvihill, Todd W. Poppert, Gary M. Reiff, M. Kirk Scott, Joshua J. Widoff, and Evan H. Zucker, each of whom would be difficult to replace. We currently do not have, nor do we expect to obtain key man life insurance on any of the Advisor’s key personnel. If the Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.

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

Our Advisor’s management personnel and product specialists face conflicts of interest relating to time management and there can be no assurance that the Advisor’s management personnel and product specialists will devote adequate time to our business activities or that the Advisor will be able to hire adequate additional employees.

Certain of the Advisor’s management personnel and product specialists may also provide services to other Dividend Capital affiliated entities and, in the case of the product specialists, to unrelated third parties. We are not able to estimate the amount of time that such management personnel and product specialists will devote to our business. As a result, certain of the Advisor’s management personnel and product specialists may have conflicts of interest in allocating their time between our business and their other activities. During times of significant activity in other programs and ventures, the time they devote to our business may decline and be less than we would require. We expect that as our investment activities expand, in addition to the product specialists it will retain, the Advisor will attempt to hire additional employees who would devote substantially all of their time to our business. However, there can be no assurance that the Advisor’s affiliates will devote adequate time to our business activities or that the Advisor will be able to hire adequate additional employees.

The Advisor and its affiliates, including our officers and some of our directors, face conflicts of interest caused by compensation arrangements with us and other Dividend Capital affiliated entities, which could result in actions that are not in our stockholders’ best interests.

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

Further, our Advisor may recommend that we invest in a particular asset or pay a higher purchase price for the asset than it would otherwise recommend if it did not receive an acquisition fee. Certain potential acquisition fees and asset management fees paid to the Advisor and management and leasing fees paid to the Property Manager would be paid irrespective of the quality of the underlying real estate or property management services during the term of the related agreement. As a component of the asset management fee, our Advisor is also entitled to a monthly net operating income-based fee and a fee equal to a percentage of the sales price of a property upon its sale. These fees may incentivize the Advisor to recommend the sale of a property or properties that may not be in our best interests at the time. Investments with higher net operating income growth potential are generally riskier or more speculative. In addition, the premature sale of an asset may add concentration risk to the portfolio or may be at a price lower than if we held the property. Moreover, the Advisor has considerable discretion with respect to the terms and timing of acquisition, disposition and leasing transactions. In evaluating investments and other management strategies, the opportunity to earn these fees may lead the Advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as preservation of capital, in order to achieve higher short-term compensation. Considerations relating to our affiliates’ compensation from us and other Dividend Capital affiliated entities could result in decisions that are not in our stockholders’ best interests, which could hurt our ability to pay our stockholders distributions or result in a decline in the value of our stockholders’ investment. Conflicts of interest such as those described above have contributed to stockholder litigation against certain other externally managed REITs that are not affiliated with us.

The time and resources that Dividend Capital affiliated entities devote to us may be diverted and we may face additional competition due to the fact that Dividend Capital affiliated entities are not prohibited from raising money for another entity that makes the same types of investments that we target.

Dividend Capital affiliated entities are not prohibited from raising money for another investment entity that makes the same types of investments as those we target. As a result, the time and resources they could devote to us may be diverted. For example, the Dealer Manager is currently involved in public offerings for other Dividend Capital affiliated entities. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may also co-invest with any such investment entity. Even though all such co-investments will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with a third party.

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

The fees we pay to affiliates in connection with our public and private offerings and in connection with the acquisition and management of our investments were not determined on an arm’s length basis and therefore we do not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

As of December 31, 2008, the Advisor, the Dealer Manager and other affiliates had earned approximately $195.8 million in fees, commissions and offering expense reimbursements, and acquisition and asset management fees for our investments. Of these fees, approximately $84.7 million represents commissions that have been reallowed to third-party broker dealers participating in our public offerings. In addition, assuming we raise $2,000,000,000 in gross offering proceeds from the sale of shares of our common stock in connection with our public offerings (consisting of $1,500,000,000 pursuant to the primary offering and $500,000,000 pursuant to the distribution reinvestment plan), we will pay an aggregate of up to approximately 7.5% of the gross offering proceeds (approximately $150,000,000) in fees, commissions and offering expense reimbursements to the Advisor, the Dealer Manager and other affiliates in exchange for their services and to reimburse funds advanced on our behalf. Substantially all of the sales commissions (up to $90,000,000) are expected to be reallowed to third party broker dealers participating in our public offerings. The fees paid and to be paid to the Advisor, the Dealer Manager and other affiliates for services they provide us were not determined on an arm’s length basis. As a result, the fees have been determined without the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

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

As a result of our potential competition with other Dividend Capital affiliated entities or DCT Industrial Trust, certain investment opportunities that would otherwise be available to us may not in fact be available. This competition may also result in conflicts of interest that are not resolved in our favor. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for a description of the conflicts of interest that arise as a result of our relationship with the Advisor and its Affiliates.

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

We currently make and expect to continue to make quarterly distributions to our stockholders. However, we bear all expenses incurred in our operations, which are deducted from cash funds generated by operations prior to computing the amount of cash distributions to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital. We cannot assure our stockholders that sufficient cash will be available to make distributions to them or that the amount of distributions will not either decrease or fail to increase over time. Should we fail for any reason to distribute at least 90% of our REIT taxable income, we would not qualify for the favorable tax treatment accorded to REITs.

To date, all of our distributions have been funded through a combination of both our operations and borrowings and we expect that over the near-term our distributions will be funded in the same manner. Our long-term strategy is to fund the payment of quarterly distributions to our stockholders entirely from our operations. However, if we are unsuccessful in investing the capital we raise on an effective and efficient basis, we may be required to continue to fund our quarterly distributions to our stockholders from a combination of our operations and borrowings. To the extent we are required to borrow money to fund distributions, this could result in higher interest expense, reduce our ability to incur additional indebtedness and otherwise impact our business and results of operations. In addition, we would be more likely to decrease the amount of our distributions to our stockholders or cease making them altogether.

Our board of directors determines our major policies and operations which increases the uncertainties faced by our stockholders.

Our board of directors determines our major policies, including our policies regarding acquisitions, dispositions, financing, growth, debt capitalization, REIT qualification, redemptions and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board of directors’ broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face, especially if our board of directors and our stockholders disagree as to what course of action is in our stockholders’ best interests.

Our stockholders are limited in their ability to sell our shares of common stock pursuant to our share redemption program, our stockholders may not be able to sell any of their shares of our common stock back to us and, if our stockholders do sell their shares, they may not receive the price they paid.

Our share redemption program may provide our stockholders with only a limited opportunity to have their shares of common stock redeemed by us at a price equal to or at a discount from the purchase price of the shares of our common stock being redeemed after our stockholders have held them for a minimum of one year. Our common stock may be redeemed on a quarterly basis. However, our share redemption program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can redeem at any given time and limiting the redemption price. Specifically, we presently intend to limit the number of shares to be redeemed during any consecutive twelve month period to no more than five percent of the number of shares of common stock outstanding at the beginning of such twelve month period. Our board of directors may also determine to further limit redemptions of our common stock where funds are needed for other business purposes. Our redemption of OP Units for cash pursuant to the Operating Partnership Agreement will further limit the funds we have available to redeem shares of our common stock pursuant to our share redemption program. In addition, the board of directors reserves the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time. Therefore, our stockholders may not have the opportunity to make a redemption request prior to a potential termination of the share redemption program and/or our stockholders may not be able to sell any of their shares of common stock back to us pursuant to our share redemption program. Any amendment, suspension or termination of our share redemption program will not affect the rights of holders of OP Units to cause us to redeem their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both pursuant to the Operating Partnership Agreement. Moreover, if our stockholders do sell their shares of our common stock back to us pursuant to the share redemption program, our stockholders may not receive the same price they paid for any shares of our common stock being redeemed.

The board of directors may also increase the limitation above five percent but, in any event, the number of shares of our common stock that we may redeem will be limited by the funds available from purchases pursuant to our distribution reinvestment plan, cash on hand, cash available from borrowings and cash from liquidations of securities investments as of the end of the applicable quarter. On December 19, 2008, our board of directors authorized redemptions for the fourth quarter of 2008 for an amount that exceeded the five percent limitation. The total shares requested for redemption exceeded the five percent limitation by approximately 253,000 shares, resulting in a redemption percentage of 5.2% of our common stock outstanding at the beginning of the applicable twelve month period. While the board of directors authorized the redemption of the excess shares for the fourth quarter of 2008, future redemptions are subject to the five percent limitation and there can be no assurance that redemption requests in any future quarter in excess of the five percent limitation will be fully honored. During the first quarter of 2009, we had received requests to redeem approximately 6.1 million shares of common stock, which exceeds our first quarter 2009 five percent limitation of approximately 853,000 shares of commons stock by approximately 5.3 million shares of common stock. Based on application of the five percent limitation applicable to the first quarter of 2009, we expect to redeem requesting stockholders on a pro rata basis, which we expect will result in redemptions of approximately 13.9% of the shares that each shareholder requested to be redeemed for the first quarter of 2009.

The “best efforts” nature of our public offering may result in delays or uncertainties in finding suitable investments, which may inhibit our ability to achieve our investment objectives and make distributions to our stockholders.

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

Limited partners in the Operating Partnership have the right to vote on certain amendments to the Operating Partnership Agreement, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with our stockholders’ interests. As general partner of the Operating Partnership, we are obligated to act in a manner that is in the best interests of all partners of the Operating Partnership. Circumstances may arise in the future when the interests of limited partners in the Operating Partnership may conflict with the interests of our stockholders. These conflicts may be resolved in a manner stockholders believe are not in their best interests.

We may acquire co-ownership interests in real property that are subject to certain co-ownership agreements which may have an adverse effect on our results of operations, relative to if the co-ownership agreements did not exist.

We may acquire co-ownership interests, especially in connection with the Operating Partnership’s private placements, such as tenancy-in-common interests in real property and beneficial interests in specific Delaware statutory trusts, that are subject to certain co-ownership agreements. The co-ownership agreements may limit our ability to encumber, lease, or dispose of our co-ownership interests. Such agreements could affect our ability to turn our investments into cash and could affect cash available for distributions to our stockholders. The co-ownership agreements could also impair our ability to take actions that would otherwise be in the best interests of our stockholders and, therefore, may have an adverse effect on our results of operations, relative to if the co-ownership agreements did not exist.

The Operating Partnership’s private placements of tenancy-in-common interests in real properties and beneficial interests in specific Delaware statutory trusts could subject us to liabilities from litigation or otherwise.

The Operating Partnership, through DCTRT Leasing Corp., a wholly owned subsidiary, offers undivided tenancy-in-common interests in real properties and beneficial interests in specific Delaware statutory trusts (collectively referred to as “fractional interests”), respectively, to accredited investors in private placements exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). We anticipate that these fractional interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). Any fractional interests sold to investors pursuant to such private placements are 100% master leased by the Operating Partnership or a wholly-owned subsidiary thereof, as applicable. Additionally, the Operating Partnership is given a purchase option giving it the right, but not the obligation, to acquire these fractional interests from the investors at a later time in exchange for operating partnership units (“OP Units”) (under a prior program administered by the Operating Partnership, such options were granted in the lease itself, and the Operating Partnership continues to hold these options as well). Investors who acquire fractional interests pursuant to such private placements may do so seeking certain tax benefits that depend on the interpretation of, and compliance with, extremely technical tax laws and regulations. As the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of such transactions, including in the event an investor fails to qualify for any desired tax benefits.

Payments to the holder of the Special Units or cash redemptions to holders of OP Units will reduce cash available for distribution to our stockholders or to honor their redemption requests under our share redemption program.

Dividend Capital Total Advisors Group LLC, the holder of the Special Units, may be entitled to receive a cash payment upon dispositions of the Operating Partnership’s assets and/or redemption of the Special Units upon the earliest to occur of specified events, including, among other events, termination or non-renewal of the Advisory Agreement upon a merger or sale of assets. Payments to the holder of the Special Units upon dispositions of the Operating Partnership’s assets and redemptions of the Special Units will reduce cash available for distribution to our stockholders.

The holders of OP Units (other than us, the Advisor and the holder of the Special Units) generally have the right to cause the Operating Partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both. Our election to redeem OP Units for cash will reduce funds available to honor our stockholders’ redemption requests under our share redemption program.

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

We are organized and operate in a manner intended to qualify as a REIT for U.S. federal income tax purposes. We first elected REIT status for our taxable year ended December 31, 2006. Although we have not requested a ruling from the Internal Revenue Service (“IRS”) as to our REIT status, we have received the opinions of our special U.S. federal income tax counsel, Skadden, Arps, Slate, Meagher & Flom LLP, with respect to our qualification as a REIT. Such opinions have been issued in connection with our initial public offering and follow on public offering. Investors should be aware, however, that opinions of counsel are not binding on the IRS or on any court. The opinion of Skadden, Arps, Slate, Meagher & Flom LLP represent only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. Skadden, Arps, Slate Meagher & Flom LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinions or of any subsequent change in applicable law. Furthermore, both the validity of the opinions of Skadden, Arps, Slate, Meagher & Flom LLP and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of that qualification. See “Federal Income Tax Considerations” in our Registration Statement on Form S-11 filed with the Commission on January 9, 2009.

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

We believe that the Operating Partnership will continue to be treated for federal income tax purposes as a partnership and not as an association or as a publicly traded partnership taxable as a corporation. If the Internal Revenue Service were successfully to determine that the Operating Partnership were properly treated as a corporation, the Operating Partnership would be required to pay

U.S. federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the Operating Partnership and distributions to partners would constitute distributions that would not be deductible in computing the Operating Partnership’s taxable income. In addition, we could fail to qualify as a REIT, with the resulting consequences described above. See “Federal Income Tax Considerations” in our Registration Statement on Form S-11 filed with the Commission on January 9, 2009.

To continue to qualify as a REIT, we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations.

To maintain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. We are subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (i) 85% of our ordinary income, (ii) 95% of our capital gain net income and (iii) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid corporate income taxation on the earnings that we distribute, it is possible that we might not always be able to do so.

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

Tax legislation enacted in 2003, as amended, generally reduces the maximum U.S. federal income tax rate for distributions payable by corporations to domestic stockholders that are individuals, trusts or estates to 15% through 2010. Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient, rather than the 15% preferential rate. Although this legislation does not adversely affect the taxation of REITs or distributions paid by REITs, the more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock. See “Federal Income Tax Considerations” in our Registration Statement on Form S-11 filed with the Commission on January 9, 2009.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.

Even if we maintain our status as a REIT, we may be subject to U.S. federal income taxes or state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any U.S. federal or state taxes we pay will reduce our cash available for distribution to our stockholders.

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

See “Federal Income Tax Considerations” in our Registration Statement on Form S-11 filed with the Commission on January 9, 2009.

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

To maintain our status as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Complying with the REIT requirements may force us to liquidate otherwise attractive investments.

To maintain our status as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including shares of stock in other REITs, certain mortgage loans, and mortgage backed securities. The remainder of our investments in securities (other than governmental securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% prior to July 30, 2008) of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. See “Federal Income Tax Considerations” in our Registration Statement on Form S-11 filed with the Commission on January 9, 2009. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

The stock ownership limit imposed by the Internal Revenue Code for REITs and our charter may restrict our business combination opportunities.

To maintain our status as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year after our first year in which we qualify as a REIT. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless an exemption is granted by our board of directors, no person (as defined to include entities) may own more than 9.8% in value of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of our common stock following the completion of our public offerings. In addition, our charter will generally prohibit beneficial or constructive ownership of shares of our capital stock by any person that owns, actually or constructively, an interest in any of our tenants that would cause us to own, actually or constructively, more than a 9.9% interest in any of our tenants. Our board of directors may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine. These ownership limitations in our charter are common in REIT charters and are intended, among other purposes, to assist us in complying with the tax law requirements and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of syndicating and securitizing mortgage loans, that would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans that are held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to syndicate, dispose of, or securitize loans in a manner that was treated as a sale of the loans for U.S. federal income tax purposes. Therefore, to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level and may limit the structures we utilize for our securitization transactions, even though the sales or structures otherwise might be beneficial to us.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

The IRS has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a pass-through entity will be treated by the IRS as a real estate asset for purposes of the REIT tests, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We intend to make investments in loans secured by interests in pass-through entities in a manner that complies with the various requirements applicable to our qualification as a REIT. To the extent, however, that any such loans do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, there can be no assurance that the IRS will not challenge the tax treatment of such loans, which could jeopardize our ability to qualify as a REIT.

Liquidation of assets may jeopardize our REIT status.

To maintain our status as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to satisfy our obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our status as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

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

Recharacterization of transactions under the Operating Partnership’s private placements could result in a 100% tax on income from prohibited transactions, which would diminish our cash distributions to our stockholders.

The Internal Revenue Service could recharacterize transactions under the Operating Partnership’s private placements such that the Operating Partnership could be treated as the bona fide owner, for tax purposes, of properties acquired and resold by the entity established to facilitate the transaction. Such recharacterization could result in the income realized on these transactions by the Operating Partnership being treated as gain on the sale of property that is held as inventory or otherwise held primarily for the sale to customers in the ordinary course of business. In such event, such gain would constitute income from a prohibited transaction and would be subject to a 100% tax. If this occurs, our ability to pay cash distributions to our stockholders will be adversely affected.

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

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA, on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. We cannot assure our stockholders that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a foreign investor on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock. See “Federal Income Tax Considerations” in our Registration Statement on Form S-11 filed with the Commission on January 9, 2009.

INVESTMENT COMPANY RISKS

Maintenance of our Investment Company Act exemption imposes limits on our operations.

We conduct our operations so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended, which we refer to as the “Investment Company Act.” We rely on the exclusion provided by Section 3(c)(5)(C) of the Investment Company Act (and potentially Section 3(c)(6) if, from time to time, we engage in our real estate business through one or more majority owned subsidiaries) and/or any other exclusions available to us. We may rely in the future on any other exemption or exception under the Investment Company Act, including Sections 3(c)(6) or 3(a)(1), or the rules promulgated thereunder.

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

Specifically, the CMBS and CRE-CDOs we have acquired are collateralized by pools of first mortgage loans where we can monitor the performance of the underlying mortgage loans through loan management and servicing rights and we will have appropriate workout/foreclosure rights with respect to the underlying mortgage loans. We believe that our CMBS and CRE-CDOs investments will be treated as investments in real estate for purposes of the Investment Company Act. If the Commission or its staff take a different position with respect to the characterization of the CMBS and CRE-CDOs in which we invest, in order to avoid registration as an investment company, we may need to dispose of a significant portion of our CMBS and CRE-CDOs or acquire significant other additional assets, or we may need to modify our business plan to register as an investment company, which would result in significantly increased operating expenses and would likely entail significantly reducing our indebtedness which could also require us to sell a significant portion of our assets. No assurances can be given that any such dispositions or acquisitions of assets, or deleveraging, could be accomplished on favorable terms. Consequently, any such modification of our business plan could have a material adverse effect on us. Further, if it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the Commission, that we would be unable to enforce contracts with third parties, and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company. Any such results would be likely to have a material adverse effect on us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2008, we had invested in 74 real properties, 73 of which were operating properties and one of which was held for sale. The operating properties are located in 24 distinct markets throughout the United States and comprise approximately 12.1 million net rentable square feet. As of December 31, 2008, our operating properties were subject to mortgage notes with an aggregate principal amount outstanding of approximately $719.0 million. See Note 6 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Geographic Distribution

The following table describes our 73 operating properties, by market, which are presented on a consolidated basis for purposes of financial reporting as of December 31, 2008 (amounts in thousands).

Market	Number of Properties	Gross Investment Amount (1)	Net Rentable Square Feet	Mortgage Note Indebtedness	% of Gross Investment Amount of Portfolio	% of Total Net Rentable Square Feet of Portfolio	Occupancy (2)
Office and Office/R&D Properties:
Silicon Valley, CA	5	$150,612	854	$96,493	10.4%	7.1%	78.8%
Denver, CO	1	52,567	134	33,760	3.6%	1.1%	97.8%
Austin, TX	1	44,974	156	22,700	3.1%	1.3%	100.0%
Chicago, IL	2	41,873	304	31,000	2.9%	2.5%	84.2%
Philadelphia, PA	1	37,547	173	24,000	2.6%	1.4%	89.6%
Dallas, TX	1	35,362	437	22,700	2.4%	3.6%	100.0%
Minneapolis/St Paul, MN	1	29,430	107	15,100	2.0%	0.9%	100.0%
Little Rock, AR	1	21,720	102	13,650	1.5%	0.8%	100.0%
Fayetteville, AR	1	11,695	63	—	0.8%	0.5%	100.0%

Total/Weighted Average	14	425,780	2,330	259,403	29.5%	19.3%	89.3%
Industrial Properties:
Central PA	3	70,515	1,110	41,270	4.9%	9.2%	96.4%
Cincinnati, OH	3	51,148	952	25,474	3.5%	7.9%	100.0%
Minneapolis/St Paul, MN	3	34,271	472	16,447	2.4%	3.9%	100.0%
Dallas, TX	2	33,051	646	23,000	2.3%	5.3%	78.2%
Louisville, KY	5	31,229	900	—	2.2%	7.4%	96.9%
Atlanta, GA	2	29,636	616	5,280	2.0%	5.1%	100.0%
Silicon Valley, CA	1	25,416	396	19,150	1.8%	3.3%	100.0%
Indianapolis, IN	1	21,639	475	12,000	1.5%	3.9%	100.0%
Columbus, OH	2	21,459	451	12,191	1.5%	3.7%	100.0%
Charlotte, NC	1	21,119	472	14,800	1.5%	3.9%	100.0%
Chicago, IL	1	13,144	189	9,200	0.9%	1.6%	100.0%
Kansas City, KS	1	10,271	180	5,366	0.7%	1.5%	100.0%
Philadelphia, PA	1	7,990	129	6,050	0.6%	1.1%	100.0%

Total/Weighted Average	26	370,888	6,988	190,228	25.7%	57.7%	97.0%
Retail Properties:
New England	25	415,826	1,852	131,490	28.8%	15.3%	97.3%
Philadelphia, PA	1	103,300	428	67,800	7.1%	3.5%	99.3%
Raleigh, NC	1	44,507	144	26,200	3.1%	1.2%	77.1%
San Antonio, TX	1	31,774	160	21,500	2.2%	1.3%	100.0%
Pittsburgh, PA	1	24,570	103	16,000	1.7%	0.9%	80.6%
Jacksonville, FL	1	19,445	73	—	1.3%	0.6%	100.0%
New Orleans, LA	1	3,483	7	2,286	0.2%	0.1%	100.0%
Columbus, OH	1	3,212	7	2,094	0.2%	0.1%	100.0%
Tampa Bay, FL	1	2,978	9	2,018	0.2%	0.1%	100.0%

Total/Weighted Average	33	649,095	2,783	269,388	44.9%	23.0%	96.2%
Grand Total/Weighted Average (3)	73	$1,445,763	12,101	$719,019	100.0%	100.0%	95.3%

(1)	Gross investment amount represents our accounting basis as reported on the face of our consolidated balance sheets as of December 31, 2008.

(2)	Occupancy rates are based on commenced leases as of December 31, 2008.

(3)	Excludes one held-for-sale property located in the Palm Beach market with a gross investment amount of approximately $3.3 million as of December 31, 2008.

Lease Expirations

Our properties are typically leased to tenants for terms ranging from three to 20 years. As of December 31, 2008, the weighted average remaining term of our leases was approximately 9.5 years, based on annualized base rent, and 5.9 years, based on leased square footage. Following is a schedule of expiring leases for our consolidated operating properties by annual minimum rents as of December 31, 2008 and assuming no exercise of lease renewal options (amounts in thousands).

	Lease Expirations
Year	Annualized Base Rent (1)%		Net Rentable Square Feet	%
2009 (2)	$6,579	6.6%	666	5.8%
2010	8,027	8.1%	1,282	11.2%
2011	15,685	15.7%	2,225	19.4%
2012	8,978	9.0%	1,025	8.9%
2013	6,130	6.2%	704	6.1%
2014	5,441	5.5%	594	5.2%
2015	7,160	7.2%	601	5.2%
2016	5,423	5.4%	873	7.6%
2017	7,681	7.7%	1,603	14.0%
2018	1,881	1.9%	449	3.9%
Thereafter	26,615	26.8%	1,461	12.8%

Total	$99,600	100.0%	11,483	100.0%

(1)	Annualized base rent represents the average annual rent of leases in place as of December 31, 2008, based on their respective non-cancellable terms, as of December 31, 2008.

(2)	Includes leases that are on a month-to-month basis.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for shares of our common stock and we currently have no obligation or plans to apply for listing on any public trading market. In the future we may consider various forms of liquidity events including but not limited to (i) listing our common stock on a national securities exchange (or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock); (ii) our sale or merger in a transaction that provides our stockholders with a combination of cash and/or securities of a publicly traded company; and (iii) sale of all or substantially all of our real property, real estate securities assets and debt related investments for cash or other consideration. We presently intend to effect a liquidity event within 10 years from the date we commenced formal operations on April 3, 2006. However, there can be no assurance that we will effect a Liquidity Event within such time or at all. However, on a limited basis, stockholders may be able to redeem shares through our share redemption program described below in more detail.

Market Information

We commenced our initial public offering on January 27, 2006. Pursuant to the registration statement, we offered on a continuous basis up to $2.0 billion in shares of our common stock, 75% of which were offered to the public at a price of $10.00 per share, and 25% of which were offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. Our initial public offering terminated as of the close of business on January 21, 2008, and as of such date approximately 118.2 million shares of our common stock were outstanding and held by a total of approximately 21,200 stockholders. Approximately 3.4 million shares were issued pursuant to our distribution reinvestment plan in connection with our initial public offering.

On June 11, 2007, we filed a registration statement for our follow-on public offering, which was declared effective on January 22, 2008. Pursuant to the registration statement, we are offering on a continuous basis up to $2.0 billion in shares of our common stock, 75% of which are offered to the public at a price of $10.00 per share, and 25% of which are offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. As of March 23, 2009, we had sold approximately 47.5 million shares of our common stock to a total of approximately 8,100 stockholders in connection with our follow-on public offering.

As of March 23, 2009, we had sold in aggregate approximately 165.7 million shares of our common stock to a total of approximately 29,300 stockholders in connection with both of our public offerings. In each of our offerings, the offering price was arbitrarily determined by our board of directors. We reserve the right to reallocate the shares of common stock we are currently offering between the primary offering and our distribution reinvestment plan.

In order for Financial Industry Regulatory Authority (“FINRA”) members and their associated persons to have participated in the offering and sale of shares of common stock pursuant to our public offerings or to participate in any future offering of our shares, we are required pursuant to FINRA Rule 2710 (f) (2) (m) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value.

In addition, we must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”) in the preparation of their reports relating to an investment in our shares. For these purposes, the estimated value of the shares was deemed to be $10.00 per share as of December 31, 2008. The basis for this valuation is the fact that, as of December 31, 2008, we were conducting a public offering of our shares at the price of $10.00 per share to third-party investors through arm’s length transactions.

However, there is no public trading market for our shares at this time and, if such a market did exist, there is no assurance that stockholders would be able to receive $10.00 per share for their shares of our common stock. Moreover, we have not performed an appraisal of our investments, principally our generally illiquid real property and debt related investments, which comprise substantially all of our net investment portfolio. As such, any estimated value of our shares at this time is not based upon an appraised value of our investments, nor does it reflect the impact of the recent adverse and severe changes in global economic and capital market conditions or the amount stockholders would receive if our assets were sold and the proceeds were distributed in a liquidation. In the normal course and in the absence of other factors affecting current and future values of our existing and prospective investments, our aggregate net asset value would generally be expected to be less than the proceeds of our public offerings due to the payment of fees and expenses related to the distribution of our shares and the acquisitions of assets and, therefore, our $10.00 per share public offering price may not be the best indicator of the value of shares purchased as a long-term, income-producing investment. In addition, we may conduct additional public offerings of our common stock. Prior to providing a liquidity event for our stockholders, our board of directors will determine the public offering price of our shares of common stock for future public offerings, which may or may not be the same as our current public offering price.

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

Participants may acquire shares of our common stock pursuant to our distribution reinvestment plan until the earliest date upon which (i) all the common stock registered in our follow-on public offering or future offerings to be offered under our distribution reinvestment plan is issued, (ii) our follow-on public offering and any future offering pursuant to our distribution reinvestment plan terminates and we elect to deregister with the Commission the unsold amount of our common stock registered to be offered under our distribution reinvestment plan, or (iii) there is more than a de minimis amount of trading in shares of our common stock, at which time any registered shares of our common stock then available under our distribution reinvestment plan will be sold at a price equal to the fair value of the shares of our common stock, as determined by our board of directors by reference to the applicable sales price with respect to the most recent trades occurring on or prior to the relevant distribution date. In any case, the price per share will be equal to the then-prevailing market price, which shall equal the price on the national securities exchange on which such shares of common stock are listed at the date of purchase.

Share Redemption Program

We have established a share redemption program that provides our stockholders with limited interim liquidity. The share redemption program will be immediately terminated if our shares of common stock are listed on a national securities exchange, or if a secondary market is otherwise established.

After our stockholders have held shares of our common stock for a minimum of one year, our share redemption program may provide a limited opportunity for our stockholders to have their shares of common stock redeemed, subject to certain restrictions and limitations, at a price equal to or at a discount from the purchase price of the shares of our common stock being redeemed and the amount of the discount will vary based upon the length of time that our stockholders have held their shares of our common stock subject to redemption, as described in the following table.

Share Purchase Anniversary	Redemption Price as a Percentage of Purchase Price
Less than 1 year	No Redemption Allowed
1 year	92.5%
2 years	95.0%
3 years	97.5%
4 years and longer	100.0%

In the event that a stockholder seeks to redeem all of its shares of our common stock, shares of our common stock purchased pursuant to our distribution reinvestment plan may be excluded from the foregoing one-year holding period requirement at the discretion of the board of directors. In addition, for purposes of the one-year holding period, holders of OP Units who exchange their OP Units for shares of our common stock shall be deemed to have owned their shares as of the date they were issued their OP Units. The board of directors reserves the right in its sole discretion at any time and from time to time to (i) waive the one-year holding period in the event of the death or disability (as such term is defined in the Code) of a stockholder, as well as the annual limitation discussed below, (ii) reject any request for redemption for any reason or no reason, or (iii) reduce the number of shares of our common stock allowed to be purchased under the share redemption program. At any time we are engaged in an offering of shares of our common stock, the per share price for shares of our common stock redeemed under our redemption program will never be greater than the then-current offering price of our shares of our common stock sold in the primary offering.

We are not obligated to redeem shares of our common stock under the share redemption program. We presently limit the number of shares to be redeemed during any consecutive twelve month period to no more than five percent of the number of shares of common stock outstanding at the beginning of such twelve month period. The aggregate amount of redemptions under our share redemption program is not expected to exceed the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan. During the fourth quarter of the year ended December 31, 2008, we received redemption requests which, if fully honored, would have exceeded five percent of the number of shares of common stock outstanding at the beginning of the prior twelve month period. In response, our board of directors authorized the redemption of all shares requested for the fourth quarter of 2008. The total amount of shares redeemed in the fourth quarter of 2008 was approximately 3.9 million shares, which exceeded our five percent threshold by approximately 253,000 shares resulting in a redemption percentage of 5.2% of our common stock outstanding at the beginning of the applicable twelve month period. Notwithstanding the foregoing, the five percent limitation remains in effect. As of March 16, 2009, the last day for first quarter 2009 redemption requests to be submitted under our share redemption program, we had received requests to redeem approximately 6.1 million shares of common stock. Based on application of the five percent limitation, we are limited to redeeming approximately 853,000 shares. We, therefore, expect to redeem, on a pro rata basis, approximately 13.9% of the shares each shareholder requested to be redeemed on or before March 16, 2009 subject to the terms and conditions of our share redemption program.

To the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not sufficient to fund redemption requests pursuant to the five percent limitation outlined above, the board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock. Such sources of funds could include cash on hand, cash available from borrowings and cash from liquidations of securities investments as of the end of the applicable quarter, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, purchases of real property, real estate securities or debt related investments, or redemption of OP Units. The board of directors may also increase the annual limit above five percent but, in any event, the number of shares of our common stock that we may redeem will be limited by the funds available from purchases pursuant to our distribution reinvestment plan, cash on hand, cash available from borrowings and cash from liquidations of securities investments as of the end of the applicable quarter.

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

In aggregate, as of December 31, 2008, we had redeemed approximately 6.2 million shares of common stock pursuant to our share redemption program for approximately $57.5 million, as described further in the table below.

Month Ended,	Total Number of Shares Redeemed	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan’s Program (1)
January 31, 2008	—	$—	—	—
February 29, 2008	—	—	—	—
March 31, 2008	473,762	9.22	473,762	—
April 30, 2008	—	—	—
May 31, 2008	—	—	—
June 30, 2008	716,925	9.18	716,925	—
July 31, 2008	—	—	—
August 31, 2008	—	—	—
September 30, 2008	971,374	9.28	971,374	—
October 31, 2008	—	—	—	—
November 30, 2008	—	—	—	—
December 31, 2008	3,856,118	9.24	3,856,118	—

Total	6,018,179	$9.24	6,018,179	852,598

(1)	This represents the number of shares that could be redeemed for the three months ended March 31, 2009 without exceeding our five percent limitation discussed above.

Holders

As of March 23, 2009, we had approximately 165.7 million shares of our common stock outstanding held by a total of approximately 29,300 stockholders in connection with our public offerings. As of March 23, 2009, we had approximately 7.2 million OP Units outstanding in connection with our Operating Partnership’s private placements.

Distributions

We have made and will continue to make distributions on a quarterly basis following the end of each calendar quarter. In connection with a distribution to our stockholders, our board of directors authorizes a quarterly distribution for a certain dollar amount per share of our common stock before or on the first day of each quarter. We then calculate each stockholder’s specific distribution amount for the quarter using daily record and declaration dates, and distributions begin to accrue on the date we mail a confirmation of subscription to our stockholders for shares of our common stock, subject to our acceptance of the stockholder’s subscription.

We are required to make distributions sufficient to satisfy the requirements for qualification as a REIT for federal income tax purposes. Generally, income distributed will not be taxable to us under the Code if we distribute at least 90% of our taxable income each year (computed without regard to the dividends paid deduction and our net capital gain). In addition, if we fail to distribute during each calendar year at least the sum of (a) 85% of our ordinary income for such year, (b) 95% of our capital gain net income for such year, and (c) any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of the required distribution over the sum of (i) the amounts actually distributed by us, plus (ii) retained amounts on which we pay income tax at the corporate level. Distributions will be authorized at the discretion of the board of directors, in accordance with our earnings, cash flow and general financial condition. The board’s discretion will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. We are authorized to borrow money, issue new securities or sell assets in order to make distributions. There are no restrictions on the ability of the Operating Partnership to transfer funds to us.

The following table sets forth the distributions that had been paid and/or declared by us as of March 23, 2009.

Quarter	Amount Declared Per Share/Unit(1)	Annualized Amount Per Share/Unit(1)	Payment Date
2006
2nd Quarter 2006	$0.1326	$0.55	July 17, 2006
3rd Quarter 2006	$0.1386	$0.55	October 13, 2006
4th Quarter 2006	$0.1512	$0.60	January 12, 2007
2007
1st Quarter 2007	$0.1479	$0.60	April 16, 2007
2nd Quarter 2007	$0.1496	$0.60	July 16, 2007
3rd Quarter 2007	$0.1512	$0.60	October 11, 2007
4th Quarter 2007	$0.1513	$0.60	January 15, 2008
2008
1st Quarter 2008	$0.1500	$0.60	April 15, 2008
2nd Quarter 2008	$0.1500	$0.60	July 15, 2008
3rd Quarter 2008	$0.1500	$0.60	October 15, 2008
4th Quarter 2008	$0.1500	$0.60	January 15, 2009
2009
1st Quarter 2009	$0.1500	$0.60	April 15, 2009 (2)
2nd Quarter 2009	$0.1500	$0.60	July 15, 2009 (2)

(1)	Assumes share of common stock was owned for the entire quarter.

(2)	Our board of directors authorized first quarter 2009 and second quarter 2009 distributions of $0.15 per share of common stock which will be payable to stockholders of record as of the close of business on each day during the periods, from January 1, 2009 through and including March 31, 2009 and from April 1, 2009 through and including June 30, 2009, respectively, prorated for the period of ownership. The payment dates for such distributions are expected to be April 15, 2009 and July 15, 2009, respectively.

Equity Incentive Plan Information

We have adopted an equity incentive plan which we use to attract and retain qualified independent directors, employees, advisors and consultants providing services to us who are considered essential to our long-range success by offering these individuals an opportunity to participate in our growth through awards in the form of, or based on, our common stock. See “Item 10. Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K for additional details regarding our equity incentive plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data relating to our historical financial condition and results of operations for the years ended December 31, 2008, 2007 and 2006, and for the period from April 11, 2005 (inception) through December 31, 2005. The financial data in the table is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The amounts in the table are in thousands except per share and footnote information.

	For the Year Ended December 31,			For the Period from April 11, 2005 (Inception) through December 31, 2005
	2008	2007	2006
Operating Data:
Total revenue	$141,613	$95,066	$6,504	$—
Total operating expenses	(97,766)	(62,639)	(5,804)	—
Equity in earnings	586	—	—	—
Interest income	11,751	11,927	1,259	*
Interest expense	(45,112)	(33,600)	(2,076)	—
Gain (loss) on derivatives	(11,673)	(557)	—	—
Gain on extinguishment of debt	9,309	—	—	—
Other-than-temporary impairment on securities	(192,724)	—	—	—
Minority interests	7,395	868	65	*

Net income (loss) from continuing operations	(176,621)	11,065	(52)	*
Income from discontinued operations, net of minority interest	66	—	—	—
Gain on dispositions of real estate interests, net of minority interest	169	—	—	—

Net income (loss)	$(176,386)	$11,065	$(52)	$—

Common Stock Distributions
Common stock distributions declared	$84,023	$51,175	$4,090	$—
Common stock distributions declared per share	$0.60	$0.60	$0.42	$—

Per Share Data:
Net income (loss) per common share:
Basic	$(1.26)	$0.13	$(0.01)	$0.01
Diluted	$(1.26)	$0.13	$(0.02)	$0.01

Other Information:
Weighted average number of common shares outstanding:
Basic	$140,106	$85,473	$7,087	**
Diluted	$144,533	$85,493	$7,107	**
Balance Sheet Data:
Total assets	$2,123,578	$1,811,784	$452,971	$203
Total debt obligations	$734,880	$698,983	$84,450	—
Total liabilities	$963,712	$891,969	$159,177	—
Cash Flow Data:
Net cash provided by operating activities	$60,345	$31,772	$2,694	*
Net cash used in investing activities	$(127,225)	$(1,165,338)	$(320,426)	—
Net cash provided by financing activities	$315,567	$1,357,883	$385,047	—

*	Less than $100.

**	200 shares outstanding.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of our Annual Report on Form 10-K provides an overview of what management believes to be the key elements for understanding (i) our company and how we manage our business, (ii) how we measure our performance and our operating results, (iii) our liquidity and capital resources, and (iv) the financial statements that follow in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Overview

Dividend Capital Total Realty Trust Inc. is a Maryland corporation formed on April 11, 2005 to invest in a diverse portfolio of real property and real estate related investments. As used herein, “the Company,” “we,” “our” and “us” refer to Dividend Capital Total Realty Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires.

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

The primary source of our revenue and earnings is comprised of (i) rent received from customers under long-term (generally three to ten years) operating leases at our properties, including reimbursements from customers for certain operating costs, (ii) interest and dividend payments from our investments in real estate securities and (iii) interest payments from our debt related investments. Our primary expenses include (i) rental expenses, (ii) depreciation and amortization expenses, (iii) general and administrative expenses, (iv) asset management fees and (v) interest expense.

We are an externally managed REIT and have no employees. Our day-to-day activities are managed by Dividend Capital Total Advisors LLC (the “Advisor”), an affiliate, under the terms and conditions of an advisory agreement (the “Advisory Agreement”). In addition, under the terms of certain dealer manager agreements, Dividend Capital Securities LLC (the “Dealer Manager”), an affiliate, serves as the dealer manager of our public and private offerings. The Advisor and its affiliates, including the Dealer Manager, receive various forms of compensation, reimbursements and fees for services relating to our public and private offerings and for the investment and management of our real estate assets.

The cornerstone of our investment strategy is to provide investors seeking a general real estate allocation with a broadly diversified portfolio of assets. Our targeted investments include:

1.	Direct investments in real properties, consisting of office and office/R&D, industrial, retail, multifamily, hospitality and other properties, primarily located in North America;

2.	Investments in real estate securities, including securities issued by other real estate companies, CMBS and CRE-CDOs and similar investments; and

3.	Certain debt related investments, including originating and participating in whole mortgage loans secured by commercial real estate, B-notes, mezzanine debt and other related investments.

As of December 31, 2008, we had total gross investments of approximately $1.6 billion (before accumulated depreciation of approximately $87.8 million), comprised of:

(1)	73 operating properties located in 24 geographic markets in the United States, aggregating approximately 12.1 million net rentable square feet. Our operating real property portfolio includes an aggregate gross investment amount of approximately $1.4 billion and consists of:

•

14 office and office/R&D properties located in nine geographic markets, aggregating approximately 2.3 million net rentable square feet, with an aggregate gross investment amount of approximately $425.8 million;

•

26 industrial properties located in 13 geographic markets, aggregating approximately 7.0 million net rentable square feet, with an aggregate gross investment amount of approximately $370.9 million; and

•	33 retail properties located in nine geographic markets, aggregating approximately 2.8 million net rentable square feet, with an aggregate gross investment amount of approximately $649.1 million.

(2)	Approximately $52.4 million in real estate securities, including (a) preferred equity securities of various real estate operating companies and REITs with an aggregate fair value of approximately $31.6 million, and (b) CMBS and CRE-CDOs with an aggregate fair value of approximately $20.8 million.

(3)	Approximately $106.4 million in debt related investments, including (a) investments in B-notes of approximately $51.9 million (b) investments in mezzanine debt of approximately $36.9 million and (c) an investment in an unconsolidated joint venture of approximately $17.5 million.

Consistent with our investment strategy, we have three business segments: (i) real property, (ii) real estate securities and (iii) debt related investments. For a discussion of our business segments and the associated revenue and net operating income by segment, see Note 15 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Historically and for the near-term we expect to fund our investment activity through (i) proceeds from our public and private offerings, (ii) minority interest contributions, (iii) the issuance and assumption of debt obligations and (iv) cash on hand.

•

Public and private offerings — Since our inception on April 11, 2005, we have raised equity capital through (i) selling shares of our common stock through our public offerings, (ii) reinvestment of dividends by our stockholders through our distribution reinvestment plan and (iii) through our Operating Partnership’s private placements. As of December 31, 2008, approximately 159.0 million shares of common stock were issued and outstanding for which we had received net proceeds of approximately $1.6 billion. As of December 31, 2008, our Operating Partnership had raised approximately $170.8 million of gross proceeds from the sale of fractional interests in certain properties.

•

Minority interest contributions — A component of our investment strategy includes entering into joint venture agreements with partners in connection with certain property acquisitions. With respect to these agreements, we generally contribute at least 75% of the required equity contribution for any given venture, and the respective joint venture partner contributes the remaining equity. As of December 31, 2008, joint venture partners had made gross equity contributions to certain of our consolidated joint ventures of approximately $35.3 million.

•	The issuance and assumption of debt obligations — As of December 31, 2008, we had approximately $719.0 million of mortgage notes and $15.9 million of other secured borrowings outstanding.

•	Cash on hand — As of December 31, 2008, we had approximately $540.3 million of cash on hand.

Current Investment Focus and Opportunities

Despite the challenging economic conditions, we believe that significant opportunities will exist to deploy capital to acquire quality real properties in premier locations throughout the U.S., with the intention of owning and operating these properties over the long term. Many of these opportunities may become available as a result of debt refinancings coming due or other liquidity concerns for many industry participants, and the current market environment favors real estate investors with significant amounts of available cash who can provide no financing contingencies and more certainty of closing. Furthermore, the current credit market conditions may also create an opportunity to make debt related investments by lending money to experienced real estate owners at attractive rates and terms secured by quality collateral.

Principal Business Risks

In our view, there are several principal near-term business risks we face in achieving our business objectives.

•

The first principal business risk is the impact that the current prolonged economic slowdown and severe recession could have on our operations. A continued recession and a severe deflationary environment could have a materially negative impact on our real property and debt related investments as a result of increased tenant bankruptcies and tenant defaults under their leases, generally lower demand for rentable space, as well as a potential oversupply of rentable space which could lead to no demand for rentable space or increased concessions, tenant improvement expenditures or reduced rental rates to maintain occupancies.

•

A second principal business risk is the possible continued impact that ongoing or intensified uncertainty and disruptions in the capital markets could have on the value of our real estate securities investments. To date, we have recorded significant other-than-temporary impairment charges related to our investment in real estate securities due to the disruptions and uncertainties in the capital markets, deterioration in credit and liquidity of issuers, and a variety of other factors, and if such conditions persist or worsen, we may be required to record additional other-than-temporary impairment charges in the future and/or potentially suffer further unrealized or realized losses with respect to these investments. In addition, the amount and timing of our cash flows from our real estate securities investments and our ability to sell such investments have been and may be further impacted by the uncertainty and disruptions in the capital markets.

•

A third principal business risk is our future ability to access additional debt financing at reasonable terms. The U.S. credit markets have experienced severe dislocations and liquidity disruptions which have caused credit spreads on prospective debt financings to widen considerably. The uncertainty in the credit markets could negatively impact our ability to access additional debt financing at reasonable terms, which may negatively affect investment returns on future acquisitions or our ability to make additional acquisitions consistent with our overall investment objectives.

•

A fourth principal business risk is our ability to continue to identify additional real property and debt related investments to maintain portfolio diversification across multiple dimensions and to provide consistent quarterly distributions to our stockholders that, in the future, we expect to be funded entirely by our operations. The number and type of real properties we may acquire and debt related investments we may invest in will depend upon real estate market conditions, the amount of proceeds we raise in our public and private offerings, conditions in the capital markets and other circumstances existing at the time of acquisition. The volatile and uncertain state of the current capital markets has resulted in generally lower transaction volume in the broader real estate market, as well as corresponding pricing and valuation uncertainties. To the extent that such disruptions and uncertainties continue, we may be delayed in our ability to deploy capital into investments that meet our investment criteria, which could have a dilutive effect on our results from operations as a result of higher cash balances that earn less than potential returns on investments in real properties and real estate related assets.

•

A fifth principal business risk is our ability to continue raising substantial funds in our public and private offerings. The volatile and uncertain state of the current capital markets and the economic recession has slowed our ability to raise funds in our public and private offerings. Continued or worsening capital market conditions could further impair our ability to raise funds in our public and private offerings. In addition, the current capital market conditions have caused and could continue to cause an increase in the amount of redemption requests that we receive, which may have a detrimental impact on our ability to raise additional funds from new investors due to potential concerns about the liquidity of a prospective investment in our shares.

Significant Transactions During the Year Ended December 31, 2008

Investment Activity

Real Property Acquisitions

The following table describes our real property acquisitions made during the year ended December 31, 2008 (dollar and square footage amounts in thousands).

Property	Market	Property Type	Number of Properties	Date of Acquisition	Gross Investment Amount (1)	Net Rentable Square Feet	Occupancy (2)
2008 real property acquisitions
Austin-Mueller Healthcare	Austin, TX	Office	1	12/23/08	$44,974	156	100.0%
Eden Prairie Office Center	Minneapolis, MN	Office	1	10/03/08	29,430	107	100.0%
Millennium Financial Center	Denver, CO	Office	1	10/01/08	52,567	134	97.9%
National Restaurant Portfolio I	Various (3)	Retail	4	09/17/08	13,019	31	100.0%
Riverport Industrial Portfolio	Louisville, KY	Industrial	5	09/17/08	31,229	900	96.9%
Westport	Central, PA	Industrial	1	01/09/08	29,457	502	100.0%

Total 2008 real property acquisitions			13		$200,676	1,830	98.3%

(1)	Gross investment amount represents our accounting basis as reported on the face of our consolidated financial statements as of December 31, 2008.

(2)	Occupancy rates are based on commenced leases as of December 31, 2008.

(3)	Includes properties located throughout the United States, including (i) New Orleans, Louisiana, (ii) Columbus, Ohio, (iii) Tampa Bay, Florida and (iv) Palm Beach, Florida. This amount does not include one property acquired by us as part of the National Restaurant Portfolio I on September, 17, 2008 that was disposed of on December 24, 2008. This property had a gross investment amount of approximately $5.1 million at disposition. In addition, the above amount includes one asset, located in Palm Beach, Florida, which is currently held for sale.

Real Property Disposition

On December 24, 2008, we disposed of one retail property located in the Palm Springs, California market to a third-party buyer for gross proceeds of approximately $5.7 million, which had a gross investment value of approximately $5.1 million at disposition. We recorded a gain of approximately $169,000 on this disposition. The total cash proceeds from the disposition were used to simultaneously repay the outstanding principal balance of a mortgage loan related to the disposed property and to repay the majority of the outstanding principal balance of a related loan that is secured by a retail property located in Palm Beach, Florida that is currently held for sale. Our Advisor received an asset management fee associated with the sale of this property of approximately $51,000.

Debt Related Investments

Greensboro Park Mezzanine Loan—On May 20, 2008, we acquired the Greensboro Park Mezzanine Loan for a gross investment amount of approximately $16.7 million, which includes an approximate $165,000 acquisition fee payable to our Advisor. The Greensboro Park Mezzanine Loan is secured by an equity interest held by the owner of an office property located in the Washington, D.C. market. We acquired the loan at a $1.8 million discount to par value. The Greensboro Park Mezzanine Loan matures in June 2012. We paid for the Greensboro Park Mezzanine Loan through a combination of net proceeds from our public and private offerings and debt financing (see Note 6 in Item 8 of this Annual Report on Form 10-K for discussion of this debt financing).

Liberty Avenue Debt Investment—On September 25, 2008, we acquired the Liberty Avenue Debt Investment, an indirect debt investment structured as a redeemable preferred equity investment through a joint venture arrangement. We acquired the Liberty Avenue Debt Investment for a gross investment amount of approximately $17.3 million, which represents an 80% interest in the joint venture. Our investment amount includes an acquisition fee paid to our Advisor of approximately $170,000 based on our proportional interest. The Liberty Avenue Debt Investment relates to an office property located in Pittsburgh, Pennsylvania and matures in May 2010. We have an option to purchase the underlying property in 2010.

Mortgage Note and Mezzanine Loan Repayment—During the year ended December 31, 2008, we received full repayment of one of our debt related investments, which included both a mortgage note portion and a mezzanine loan portion associated with a real estate development project located in the New York City market. At the time of repayment, the mortgage note and the mezzanine loan had an outstanding balance of $28.0 million and $7.3 million, respectively.

Financing Activity

Loan Extinguishment

During the year ended December 31, 2008, we fully repaid floating-rate debt that had been previously secured by 17 retail properties that had been acquired as part of our New England Retail Portfolio purchased in August and October 2007. We repaid the total outstanding aggregate principal balance of approximately $121.9 million for an amount of approximately $111.5 million, representing an approximate $10.4 million discount to par, resulting in a net gain of approximately $9.3 million, after $1.1 million in unamortized deferred loan costs.

Mortgage Debt Financing

During the year ended December 31, 2008, we obtained or assumed approximately $184.8 million in mortgage debt financing, which was comprised of ten separate collateralized mortgages loans secured by 21 of our real properties. As of December 31, 2008, we had made principal repayments on these mortgage loans in the amount of approximately $5.8 million. The weighted average stated interest rate on these financings was approximately 6.4%. (See Note 6 in Item 8 of this Annual Report on Form 10-K for additional details of these mortgage loans).

Other Secured Borrowings

To partially finance the acquisition of the Greensboro Park Mezzanine Loan, we obtained a floating-rate loan with an outstanding principal balance as of December 31, 2008 of approximately $10.2 million that bears interest based on a spread at 1.50% over the one-month LIBOR rate. The loan was used to acquire the Greensboro Park Mezzanine Loan debt related investment and has a maturity date that is coterminous with the maturity of the Greensboro Park Mezzanine Loan, which occurs in 2012. In addition, we repaid approximately $31.6 million of our other secured borrowings during the year ended December 31, 2008.

Equity Capital Raise from Public and Private Offerings

During the year ended December 31, 2008, we issued approximately 43.7 million shares of our common stock in connection with our two public offerings, for net proceeds of approximately $394.5 million. In addition, during the year ended December 31, 2008, our Operating Partnership raised approximately $64.9 million from the sale of fractional interests in five properties.

Acquisition of Fractional Interests

During the year ended December 31, 2008, the Operating Partnership exercised its option to acquire, at fair value, approximately $65.9 million of fractional interests in six properties for a combination of (i) approximately 6.5 million OP Units, issued at a price of $10.00 per OP Unit, representing $64.9 million of the aggregate purchase price of such properties and (ii) approximately $1.1 million in cash.

How We Measure Our Performance

Funds From Operations

We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider funds from operations (“FFO”) to be a useful supplemental measure of our operating performance. Our discussion and calculation of our FFO reconciled from net income (loss) for the three months and years ended December 31, 2008 and 2007 will be separately presented in our announcement of fourth quarter 2008 financial and operating results prior to our fourth quarter 2008 earnings conference call.

Net Operating Income (“NOI”)

We use NOI as a supplemental financial performance measure because NOI reflects the specific operating performance of our real properties, real estate securities, and debt related investments and excludes certain items that are not considered to be controllable in connection with the management of each property, such as interest income, depreciation and amortization, general and administrative expenses, asset management fees, interest expense and minority interests. However, NOI should not be viewed as an alternative measure of our financial performance as a whole, since it does exclude such items which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

Our Operating Results

For the years ended December 31, 2008 and 2007, we had a net loss of $176.4 million and net income of $11.1 million, respectively. The results of our operations for the year ended December 31, 2008 was substantially different than our results for the same period in 2007, primarily as a result of more investing and financing activities and as a result of the following transactions that were recorded in 2008: (i) an other-than-temporary impairment charge of $192.7 million related to our investments in real estate securities, (ii) a loss of $11.7 million on derivatives related to our hedging activities and (iii) a gain of $9.3 million related to the extinguishment of debt. The following series of tables and discussions describe in detail our results of operations, including those items specifically mentioned above, for the years ended December 31, 2008 and 2007.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

The following table illustrates the changes in rental revenues, rental expenses, net operating income, other income and other expenses for the year ended December 31, 2008 compared to the same period in 2007. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. The same store portfolio includes 14 properties acquired prior to December 31, 2006, comprising approximately 3.2 million square feet. A discussion of these changes follows the table (in thousands).

	For the Year Ended December 31,
	2008	2007	$ Change
Revenues
Rental revenue - same store	$25,582	$25,670	$(88)
Rental revenue - 2008/2007 acquisitions	89,088	44,754	44,334

Total rental revenue	114,670	70,424	44,246
Securities income	17,567	15,691	1,876
Debt related income (1)	9,962	8,951	1,011

Total revenues	142,199	95,066	47,133
Rental Expenses
Same store	6,574	6,522	52
2008/2007 acquisitions	23,048	12,268	10,780

Total rental expenses	29,622	18,790	10,832
Net Operating Income (2)
Real property - same store	19,008	19,148	(140)
Real property - 2008/2007 acquisitions	66,040	32,486	33,554

Total real property	85,048	51,634	33,414
Securities income	17,567	15,691	1,876
Debt related income (1)	9,962	8,951	1,011

Total net operating income	112,577	76,276	36,301
Other Operating Expenses
Depreciation and amortization expense	52,313	31,358	20,955
General and administrative expenses	4,232	3,784	448
Asset management fees, related party	11,599	8,707	2,892

Total other operating expenses	68,144	43,849	24,295
Other Income (Expenses)
Interest income	11,751	11,927	(176)
Interest expense	(45,112)	(33,600)	(11,512)
Loss on derivatives	(11,673)	(557)	(11,116)
Gain on extinguishment of debt	9,309	—	9,309
Other-than-temporary impairment on securities	(192,724)	—	(192,724)

Total other income (expenses)	(228,449)	(22,230)	(206,219)
Minority Interests	7,395	868	6,527

Net Income (Loss) From Continuing Operations	$(176,621)	$11,065	$(187,686)

(1)	Includes equity-in-earnings from an unconsolidated joint venture of approximately $586,000 for the year ended December 31, 2008. We did not have any equity-in-earnings from unconsolidated joint ventures during the year ended December 31, 2007.

(2)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, and a reconciliation of our net operating income for the years ended December 31, 2008 and 2007 to our reported “Net income (loss)” for the years ended December 31, 2008 and 2007, see Note 15 to our consolidated financial statements included in “Item 8. Financial Statements” of this Annual Report on Form 10-K.

Rental Revenue

Rental revenue increased approximately $44.2 million to approximately $114.7 million for the year ended December 31, 2008, compared to approximately $70.4 million for the same period in 2007. This increase is primarily attributable to our acquisition of 59 additional operating real properties subsequent to December 31, 2006. Same store rental revenues decreased by approximately $88,000, or 0.3%, for the year ended December 31, 2008 compared to the same period in 2007 primarily due to a decline in rental recovery revenue of approximately $377,000 partially offset by an increase in base rental revenue of approximately 1.2%, or $227,000, and other revenue items.

Securities Income

Securities income increased $1.9 million to $17.6 million for year ended December 31, 2008, compared to $15.7 million for the same period in 2007. This increase is primarily attributable to our acquisition of additional real estate securities with an investment amount of $207.8 million subsequent to December 31, 2006. The increase in securities income due to increased investments was partially offset by an average decline in the one-month LIBOR rate over the periods, which impacts interest income on floating-rate securities investments. As of December 31, 2008 and 2007 the one-month LIBOR rate was approximately 0.44% and 4.60%, respectively. For both December 31, 2008 and 2007, approximately 45.7% of our real estate securities, based on amounts invested, were floating rate securities. Furthermore, issuers of two of our preferred equity securities issuers indefinitely suspended their respective preferred dividends during the three months ended December 31, 2008, resulting in a decrease in securities income of approximately $628,000 compared to the year ended December 31, 2007.

Debt Related Income

Debt related income increased $1.0 million, to $10.0 million for the year ended December 31, 2008, compared to $9.0 million for the same period in 2007. The increase is primarily attributable to our investment of $78.1 million in debt related investments, net of principal repayments and amortization, subsequent to December 31, 2006. The increase in debt related income due to investments was offset by a general decline in the one-month LIBOR rate, which impacts interest income on floating-rate debt related investments. Approximately 28.6% and 83.0% of our debt related investments earned interest based on a floating-rate as of December 31, 2008 and 2007, respectively.

Rental Expenses

Rental expenses increased approximately $10.8 million to approximately $29.6 million for the year ended December 31, 2008, from approximately $18.8 million for the same period in 2007. This increase is primarily attributable to our acquisition of 59 additional operating real properties subsequent to December 31, 2006. Same store rental expenses increased by approximately $52,000, or 0.8%, for the year ended December 31, 2008 as compared to the same period in 2007, due primarily to increases in bad debt expense of approximately $226,000 partially offset by a decrease in repair and maintenance and insurance expenses of approximately $191,000.

Other Operating Expenses

Depreciation and Amortization Expense

Depreciation and amortization expense increased $21.0 million to $52.3 million for the year ended December 31, 2008, compared to approximately $31.4 million for the same period in 2007. This increase is primarily attributable to our acquisition of 59 additional operating real properties subsequent to December 31, 2006.

General and Administrative Expenses

General and administrative expenses increased approximately $448,000 to $4.2 million for the year ended December 31, 2008, from $3.8 million for the same period in 2007. This increase is primarily attributable to growth in assets and stockholders, including increased state and local taxes, organizational costs, terminated acquisition costs, audit fees, and other general overhead expenses.

Asset Management Fees, Related Party

Asset management fees paid to our Advisor increased as a result of additional investments held during the year ending December 31, 2008 compared to the same period in 2007. During the year ended December 31, 2008, our Advisor earned $11.6 million in asset management fees, which was comprised of (i) real property asset management fees of $9.0 million associated with 75 real properties (including one disposed property and one property held for sale), (ii) real estate securities asset management fees of $1.5 million and (iii) debt related asset management fees of $1.1 million. During the same period in 2007, our Advisor earned $8.7 million in asset management fees, which was comprised of (i) real property asset management fees of $5.9 million associated with 61 real properties, (ii) real estate securities asset management fees of $1.9 million and (iii) debt related asset management fees of $933,000.

Other Income (Expenses)

Interest Income

Interest income decreased $176,000 to $11.8 million for the year ended December 31, 2008, from $11.9 million for the same period in 2007. This decrease is attributable to lower average yields on our floating-rate interest bearing bank accounts and money market mutual fund investments, which were partially offset by increased cash balances.

Interest Expense

Interest expense increased $11.5 million to $45.1 million for the year ended December 31, 2008, from $33.6 million for the same period in 2007. During the year ended December 31, 2008, interest expense resulted primarily as follows: (i) $37.1 million related to 33 mortgage notes secured by real properties, (ii) $6.8 million of interest expense on our financing obligations associated with our Operating Partnership’s private placement and (iii) $1.2 million for other secured borrowings, including our securities margin account and loan secured by the Greensboro Park Mezzanine Loan. During the same period in 2007, interest expense resulted primarily as follows: (i) $26.5 million related to 23 mortgage notes secured by real properties, (ii) $5.2 million of interest expense on our financing obligations associated with our Operating Partnership’s private placement, (iii) $1.0 million for borrowings on our REPO facility, which was terminated in August 2007 and (iv) $963,000 related to borrowings on our securities margin account. Our total weighted average borrowings, including financing obligations, increased by 46.8% to $767.2 million in 2008 from $522.5 million for the same period in 2007.

Loss on Derivatives

Loss on derivatives increased $11.1 million to $11.7 million for the year ended December 31, 2008, from $557,000 for the same period in December 31, 2007. Approximately $9.5 million was reclassified from other accumulated comprehensive income (loss) to loss on derivatives based on our determination that it was no longer probable that previously forecasted issuances of fixed-rate debt related to a $111.6 million portion of our LIBOR-based forward starting swaps would be issued within the timeframe specified in its corresponding hedge designation memorandum. In addition to this charge, hedge ineffectiveness on cash flow hedges of approximately $2.1 million was recorded primarily due to a change in the forecasted dates for debt issuances hedged by our forward starting swaps. During the same period in 2007, we incurred approximately $557,000 in losses related to derivative instrument activity primarily due to a change in the forecasted dates for debt issuances hedged by forward starting swaps and due to the impact that movements in the one-month LIBOR rate had on our undesignated zero cost collar.

Gain on Extinguishment of Debt

During the year ended December 31, 2008, we fully repaid floating-rate debt that had been previously secured by 17 retail properties that had been acquired as part of our New England Retail Portfolio purchased in August and October of 2007. We repaid the total outstanding aggregate principal balance of approximately $121.9 million in the amount of approximately $111.5 million, representing an approximate $10.4 million discount to par, resulting in a gain of approximately $9.3 million, net of $1.1 million in unamortized deferred loan costs.

Other-than-Temporary Impairment on Securities

During the year ended December 31, 2008, we recorded other-than-temporary impairment charges totaling approximately $192.7 million, comprised of an impairment charge of $69.7 million related to our preferred equity securities and $123.0 million related to our CRE-CDO and CMBS securities, which is reflected in the accompanying consolidated statement of operations. See Note 4 to our consolidated financial statements included in “Item 8. Financial Statements” of this Annual Report on Form 10-K for further discussion of this charge.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

We did not own any properties as of January 1, 2006. As a result, we did not have a same store portfolio for the year ended December 31, 2006 that would be comparable to the year ended December 31, 2007. The analysis below discusses fluctuations in our results from operations for the year ended December 31, 2007 versus the same period in 2006. In addition, as a result of the acquisition of real properties, real estate securities and debt related investments discussed previously, and based upon the fact that we did not formally commence business operations until June 2006, the results of our operations for the year ended December 31, 2007, reflect significant increases as compared to the results of our operations for the year ended December 31, 2006.

	For the Year Ended December 31,
	2007	2006	$ Change
Revenues
Rental revenue - same store	$—	$—	$—
Rental revenue - 2007/2006 acquisitions	70,424	5,385	65,039

Total rental revenue	70,424	5,385	65,039
Securities income	15,691	853	14,838
Debt related income	8,951	238	8,713
Gain on sale of securities	—	28	(28)

Total revenues	95,066	6,504	88,562
Rental Expenses
Same store	—	—	—
2007/2006 acquisitions	18,790	1,456	17,334

Total rental expenses	18,790	1,456	17,334
Net Operating Income (1)
Real property - same store	—	—	—
Real property - 2007/2006 acquisitions	51,634	3,929	47,705

Total real property	51,634	3,929	47,705
Securities income	15,691	881	14,810
Debt related income	8,951	238	8,713

Total net operating income	76,276	5,048	71,228
Other Operating Expenses
Depreciation and amortization expense	31,358	2,321	29,037
General and administrative expenses	3,784	1,305	2,479
Asset management fees, related party	8,707	722	7,985

Total other operating expenses	43,849	4,348	39,501
Other Income (Expenses)
Interest income	11,927	1,259	10,668
Interest expense	(33,600)	(2,076)	(31,524)
Loss on derivatives	(557)	—	(557)

Total other income (expenses)	(22,230)	(817)	(21,413)
Minority Interests	868	65	803

Net Income (Loss) From Continuing Operations	$11,065	$(52)	$11,117

(1)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, and a reconciliation of our net operating income for the years ended December 31, 2008 and 2007 to our reported “Net income (loss)” for the years ended December 31, 2008 and 2007, see Note 15 to our consolidated financial statements included in “Item 8. Financial Statements” of this Annual Report on Form 10-K.

Rental Revenue

Rental revenue increased $65.0 million to $70.4 million for the year ended December 31, 2007, from $5.4 million for the same period in December 31, 2006. This increase was primarily attributable to our acquisition of 47 operating real properties during 2007 and 14 operating real properties during the period from June 2006 through December 2006.

Securities Income

Securities income increased $14.8 million to $15.7 million for the year ended December 31, 2007, from $881,000 for the same period in December 31, 2006. This increase was primarily attributable to our acquisition of approximately $199.6 million and $47.2 million in various preferred equity securities and CMBS and CRE-CDO investments during 2007 and 2006, respectively.

Debt Related Income

Debt related income increased $8.7 million to $9.0 million for the year ended December 31, 2007, from $238,000 for the same period in December 31, 2006. This increase was primarily attributable to our acquisition of approximately $88.5 million and $28.3 million in various real estate-secured mortgage notes, participations in mortgage loans, B-notes and mezzanine debt investments during 2007 and 2006, respectively.

Rental Expenses

Rental expenses increased $17.3 million to $18.8 million for the year ended December 31, 2007, from $1.5 million for the same period in December 31, 2006. This increase was primarily attributable to our acquisition of 47 operating real properties during 2007 and 14 operating real properties during the period from June 2006 through December 2006.

Other Operating Expenses

Depreciation and Amortization Expense

Depreciation and amortization expense increased $29.0 million to $31.4 million for the year ended December 31, 2007, from $2.3 million for the same period in December 31, 2006. This increase was primarily attributable to our acquisition of 47 operating real properties during 2007 and 14 operating real properties during the period from June 2006 through December 2006.

General and Administrative Expenses

General and administrative expenses increased $2.5 million to $3.8 million for the year ended December 31, 2007, from $1.3 million for the year ended December 31, 2006. This increase was primarily attributable to increased general corporate expenses primarily as a result of our growth in assets and stockholders.

Asset Management Fees, Related Party

Asset management fees paid to related parties increased $8.0 million to $8.7 million for the year ended December 31, 2007, from $722,000 for the same period in December 31, 2006. During the year ended December 31, 2007, our Advisor earned approximately $8.7 million in asset management fees, which was comprised of (i) real property asset management fees of approximately $5.9 million associated with 61 real properties, (ii) real estate securities asset management fees of approximately $1.9 million and (iii) debt related asset management fees of approximately $933,000. During the year ended December 31, 2006, our Advisor earned approximately $722,000 in asset management fees, which was comprised of (i) real property asset management fees of approximately $542,000 associated with 14 real properties, (ii) real estate securities asset management fees of approximately $139,000 and (iii) debt related asset management fees of approximately $41,000.

For a detailed discussion of the asset management fees we pay to our Advisor, see Note 13 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Other Income (Expenses)

Interest Income

Interest income increased $10.7 million to $11.9 million for the year ended December 31, 2007, from $1.3 million for the same period in December 31, 2006. This increase was attributable to increased cash balances being held in interest bearing bank accounts and money market mutual funds investments.

Interest Expense

Interest expense increased $31.5 million to $33.6 million for the year ended December 31, 2007, from $2.1 million for the same period in December 31, 2006. Interest expense during the year ended December 31, 2007 resulted primarily from (i) $26.5 million related to 23 mortgage notes secured by real properties, (ii) $5.2 million of interest expense on our financing obligations associated with our Operating Partnership’s private placement, (iii) $1.0 million for borrowings on our REPO facility, which was terminated in August 2007 and (iv) $963,000 related to borrowings on our securities margin account. Interest expense during the year ended December 31, 2006 resulted from the issuance of mortgage notes associated with the acquisition of four real properties during the period from June 2006 through December 2006. Our total weighted average borrowings, including financing obligations, increased to $522.5 million in 2007 from $40.2 million for the same period in 2006.

Loss on Derivatives

During the year ended December 31, 2007, we incurred approximately $557,000 in losses related to derivative instrument activity primarily due to a change in the forecasted dates for debt issuances hedged by forward starting swaps and due to the impact that movements in the one-month LIBOR rate had on our undesignated zero cost collar. We did not record any losses related to derivative instrument activity during the year ended December 31, 2006.

Liquidity and Capital Resources

Liquidity Outlook

Although the credit markets continue to be extremely constrained in the real estate sector as a result of the liquidity constraints of major lending institutions and other traditional sources of debt capital, we believe that our sources of capital are adequate to meet our short-term and long-term liquidity requirements. We believe that our existing cash balances, prospective additional net proceeds from our public and private offerings, prospective debt incurrences and assumptions, and cash flows from operations will be sufficient to satisfy our liquidity and capital requirements for the next twelve months. Our capital requirements over the next twelve months include, but are not limited to, operating expenses, distribution payments, redemption payments, acquisitions of real property, real estate securities and debt related investments, settlements of derivative instruments and debt service payments, including debt maturities of approximately $41.8 million, all of which is subject to certain extension options.

Recent global market and economic conditions have been unprecedented, challenging and unpredictable with significantly tighter credit and declining economic growth through the fourth quarter of 2008. These conditions have resulted in significant declines in the liquidity and value of our investments in real estate securities. Currently, the market for CMBS and CRE-CDO securities is generally illiquid and inactive. While we have the ability and intent to hold our investments in CMBS and CRE-CDO securities until their respective maturity dates, the currently illiquid nature of this market could inhibit our ability to potentially utilize these investments as a source of liquidity either through the sale of these securities or as collateral for a potential borrowing facility. Further, the significant decline in the values of our investments in preferred equity securities has caused and may continue to cause us to post cash collateral to satisfy margin requirements on our securities margin account. As of December 31, 2008, we had repaid approximately $34.3 million to satisfy these margin requirements, resulting in an outstanding balance as of December 31, 2008 on our securities margin account of approximately $5.7 million.

As of December 31, 2008, we had approximately $540.3 million of cash compared to $291.6 million as of December 31, 2007. The following discussion summarizes the sources and uses of our cash during the year ended December 31, 2008 that resulted in the net cash increase of approximately $248.7 million.

Operating Activities

Net cash provided by operating activities was approximately $60.3 million for the year ended December 31, 2008, which represents an increase of approximately $28.6 million compared to net cash provided by operating activities of approximately $31.8 million for the same period in 2007. This was primarily due to increased cash flow from our investments as a result of investment activity from January 2007 through December 2008. This was partially offset by increased rental expense, asset management fees and interest expense as a result of our investment and financing activity from January 2007 through December 2008.

Investing Activities

Net cash used in investing activities decreased approximately $1.0 billion to approximately $127.2 million for the year ended December 31, 2008 from approximately $1.2 billion for the same period in 2007. This decrease was primarily due to significant decreases in investment activity in real property, real estate securities and debt related investments. Cash used for investing in real properties decreased approximately $746.9 million to approximately $136.1 million for the year ended December 31, 2008 from approximately $883.0 million used during the same period in 2007. In addition, cash used for investing in real estate securities decreased approximately $207.9 million for the year ended December 31, 2008 from approximately $207.9 million for the same period in 2007 since we did not invest in any real estate securities in 2008. Further, cash used for investing in debt related investments decreased approximately $79.4 million to approximately $9.1 million for the year ended December 31, 2008 from approximately $88.5 million during the same period in 2007.

Real Property Acquisitions

During the year ended December 31, 2008, we acquired 13 real properties for a total gross investment amount of approximately $200.7 million. These properties were acquired using a combination of (i) net proceeds from our public and private offerings, (ii) debt financing, (iii) minority interest contributions, and (iv) available cash. For additional detail regarding these acquisitions see our section above entitled “Significant Transactions During the Year Ended December 31, 2008.”

Debt Related Investments

During the year ended December 31, 2008, we acquired two debt related investments with a total gross investment amount of approximately $34.3 million. This use of cash was offset by the full and complete repayment of one of our debt related investments for approximately $35.3 million. For additional detail regarding these debt investments see our above section entitled “Significant Transactions During the Year Ended December 31, 2008.”

Financing Activities

Net cash provided by financing activities decreased approximately $1.0 billion to approximately $315.6 million for the year ended December 31, 2008 from approximately $1.4 billion for the same period in 2007. This decrease was primarily due to (i) decreased proceeds raised from our public offerings, (ii) decreased debt financings (net of the repayment of outstanding borrowings), (iii) increased distributions (iv) increased redemptions of our common shares, and (v) increased settlements of cash flow derivatives.

Public Offerings

Common shares issued pursuant to our public offerings declined by approximately 33.4 million shares to approximately 49.8 million shares for the year ended December 31, 2008 from 83.2 million shares for the same period in 2007. This decrease resulted in a decline in net proceeds of approximately $304.1 million to approximately $450.1 million for the year ended December 31, 2008 from $754.2 million for the same period in 2007.

The Operating Partnership’s Private Placements

Our Operating Partnership, through the TRS, is currently offering fractional interests in real property. The properties owned through such fractional interests sold to accredited investors are 100% leased by our Operating Partnership. Additionally, our Operating Partnership has a purchase option giving it the right, but not the obligation, to acquire the fractional interests from the investors at a later point in time in exchange for OP Units. After a period of one year, holders of OP Units may request the Operating Partnership to redeem their OP Units. We have the option, in our sole discretion, of redeeming the OP Units with cash, shares of our common stock or with a combination of cash and shares of our common stock.

The right of the holders of OP Units to cause us to redeem their OP Units is not subject to an annual percentage limitation on the number or dollar value of OP Units redeemed for cash or our common stock. If we elect to redeem OP Units for shares of our common stock, we will generally deliver one share of our common stock for each OP Unit redeemed and such common stock may, subsequently, only be redeemed for cash in accordance with the terms of our share redemption program. If we elect to redeem OP Units for cash, the cash delivered will generally equal the amount the limited partner would have received if his or her OP Units were redeemed for shares of our common stock and then such shares were subsequently redeemed pursuant to our share redemption program (without application of the annual percentage limitation), which amount may be at a discount to the purchase price paid by the limited partner for a fractional interest. The amount paid will vary based upon the length of time that the OP Units subject to redemption have been held, as described in the table applicable to the redemption of our common stock.

During the year ended December 31, 2008, we raised approximately $64.2 million from the sale of fractional interests in five properties. Furthermore, during 2008 we exercised our option to acquire, at fair value, approximately $65.9 million of previously sold fractional interests in six properties for a combination of (i) approximately 6.5 million OP Units issued at a price of $10.00 per OP Unit, representing approximately $64.8 million of the aggregate purchase and (ii) approximately $1.1 million in cash. The result of this 2008 activity was a net decrease in our financing obligations of approximately $1.7 million for the year ended December 31, 2008.

The following table sets forth certain details regarding the acquisition of the fractional interests in 2008 for which our Operating Partnership issued OP Units (amounts in thousands).

Exercise Date	Property	Market	OP Units Issued	Total Value (1)
January 18, 2008	Rickenbacker, IV	Columbus, OH	1,441	$14,406
February 6, 2008	Park West Q	Cincinnati, OH	957	9,572
May 13, 2008	Eagle Creek East	Minneapolis, MN	882	8,823
May 28, 2008	Minnesota Valley III	Minneapolis, MN	1,396	13,961
June 26, 2008	Park West L	Cincinnati, OH	804	8,044
August 22, 2008	Eagle Creek West	Minneapolis, MN	1,001	10,006

			6,481	$64,812

(1)	Reflects the value of OP Units issued in connection with the exercise of purchase options to acquire the undivided tenancy-in-common interests based on the most recent selling price of our common stock ($10.00 per OP Unit as of December 31, 2008).

During the years ended December 31, 2008, 2007 and 2006, we incurred rent obligations of approximately $6.1 million, $4.4 million, and $303,000, respectively, under our lease agreements with the investors who have participated in our private placements. The various lease agreements in place as of December 31, 2008 contained expiration dates ranging from April 2018 to January 2037. The following table sets forth the future minimum rental payments due to investors under the various lease agreements associated with our private placements (amounts in thousands).

For years ended December 31,	Future Minimum Rental Payments
2009	$9,283
2010	9,451
2011	9,605
2012	9,652
2013	9,932
Thereafter	106,030

Total	$153,953

Debt Financings

Mortgage Notes—Debt financing activity declined by approximately $438.0 million to approximately $184.8 million for the year ended December 31, 2008 from $622.8 million for the same period in 2007. During the year ended December 31, 2008 we obtained or assumed mortgage debt financing of approximately $184.8 million in connection with 21 properties, including mortgage notes related to properties held for sale. During May 2008, we fully repaid the floating-rate debt on 17 properties in the amount of approximately $121.9 million. For additional detail regarding these financing activities see our section entitled “Significant Transactions During the Year Ended December 31, 2008” above.

The following table describes our mortgage notes related to our operating properties in more detail as of December 31, 2008 and 2007 (dollar amounts in thousands).

	Weighted Average Stated Interest Rate		Outstanding Balance (1)		Gross Investment Amount of Properties Securing Mortgage Notes
	2008	2007	2008	2007	2008	2007
Fixed rate mortgages	6.0%	5.9%	$661,031	$490,797	$1,131,051	$769,261
Floating rate mortgages (2)	2.2%	6.0%	57,988	170,886	82,320	262,224

Total / weighted average	5.7%	5.9%	$719,019	$661,683	$1,213,371	$1,031,485

(1)	Amounts presented are net of unamortized discounts to the face value of our outstanding fixed-rate mortgages of $221,000 as of December 31, 2008 and net of unamortized premiums of $590,000 as of December 31, 2007.

(2)	As of December 31, 2008 and 2007, floating-rate mortgage notes were subject to interest rates at spreads of 1.40% to 3.50% and 0.95% to 1.60%, respectively, over one-month LIBOR.

As of December 31, 2008, 18 mortgage notes were interest only and 15 mortgage notes were fully amortizing with outstanding balances of approximately $534.2 million and $184.8 million, respectively. Mortgage notes outstanding as of December 31, 2008 had maturity dates ranging from June 2009 through September 2036. One of our mortgage notes in the amount of $41.8 million will mature in 2009 and this mortgage note has three extension options. Three of our mortgage notes for a total amount of $19.7 million will mature in 2010 and two of these notes in the amount of approximately $16.1 million have extension options. Certain mortgage notes require us to maintain limited financial covenants, all of which were met as of December 31, 2008.

The following table sets forth contractual scheduled maturities of our mortgage debt as of December 31, 2008 (amounts in thousands).

Year	Mortgage Notes	% of Total Borrowings
2009	$41,890	5.8%
2010	19,605	2.7%
2011	3,713	0.5%
2012	21,300	3.0%
2013	—	0.0%
2014	55,767	7.8%
2015	79,296	11.0%
2016	167,953	23.4%
2017	280,949	39.1%
2018	—	0.0%
Thereafter	48,767	6.8%

Total	$719,240	100.0%
Discounts, net of amortization (1)	(221)

Total carrying value of mortgage notes	$719,019

(1)	Certain mortgages were assumed in conjunction with the acquisition of properties and, pursuant to SFAS No. 141 (see Note 2 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Date” of this Annual Report on Form 10-K), the difference between the fair value and the face value of these notes at the date of acquisition is reflected as a premium or discount which will be amortized to interest expense over the remaining life of the underlying note.

Other Secured Borrowings— Net proceeds from other secured borrowings declined by approximately $58.7 million to a net repayment amount of approximately $21.4 million for the year ended December 31, 2008 from net proceeds of approximately $37.3 million for the same period in 2007. During the year ended December 31, 2008, to partially finance the acquisition of the Greensboro Park Mezzanine Loan, we obtained a floating-rate loan with an outstanding principal balance of approximately $10.8 million that bears interest based on a spread of 1.50% over the one-month LIBOR rate. The loan was used to acquire the Greensboro Park Mezzanine Loan debt related investment and has a maturity date that is coterminous with the maturity of the Greensboro Park Mezzanine Loan, which occurs in 2012. As of December 31, 2008, we made a principal repayment on this loan of approximately $592,000. In addition, we repaid approximately $31.6 million on our securities margin account during the year ended December 31, 2008.

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

Distributions declared payable to common stockholders increased approximately $32.8 million to approximately $84.0 million for the year ended December 31, 2008 from approximately $51.2 million for the same period in 2007. Distributions were paid during the year declared or shortly thereafter. Of our 2008 and 2007 distributions, approximately $60.3 million and approximately $31.8 million, respectively, were funded from our operations, and the remaining amounts of approximately $23.7 million and approximately $19.4 million, respectively, were funded from our borrowings. Our long-term strategy is to fund the payment of quarterly distributions to investors entirely from our operations. There can be no assurance that we will achieve this strategy.

Redemptions

During the years ended December 31, 2008 and 2007, we redeemed approximately 6.0 million and approximately 208,000 shares of common stock, respectively, pursuant to our share redemption program. As a result, proceeds redeemed increased approximately $53.7 million to $55.6 million during the year ended December 31, 2008 from $1.9 million for the same period in 2007. See “Item 5. Market for Registrants Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities-Share Redemption Program.”

Settlement of Cash Flow Derivatives

During the years ended December 31, 2008 and 2007, we paid $24.0 million and $241,000, respectively, to settle certain cash flow derivative instruments.

Off-Balance Sheet Arrangements

As of December 31, 2008, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources. There are no lines of credit, side agreements, or any other derivative financial instruments related to or between our unconsolidated joint venture and us, and we believe we have no material exposure to financial guarantees.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2008, specifically our obligations under mortgage note agreements and operating lease agreements (amounts in thousands).

	Contractual Obligations
Year	Mortgage Notes (1)	Operating Leases (2)	Total
2009	$86,025	$9,283	$95,308
2010	62,765	9,451	72,216
2011	45,845	9,605	55,450
2012	62,617	9,652	72,269
2013	41,135	9,932	51,067
Thereafter	754,527	106,030	860,557

Total	$1,052,914	$153,953	$1,206,867

(1)	Includes principal and interest payments due for our mortgage notes. Amounts do not include principal and interest payments due for our other secured borrowing obligations.

(2)	As of December 31, 2008, we had operating master lease obligations relating to ten properties, all of which were in connection with our Operating Partnership’s private placement of fractional interests.

We have contractual obligations to related parties for asset management. Fees for these services are based upon assets owned and revenues received during future periods and, as a result, future amounts cannot be determined at this time.

Assets and Liabilities Measured at Fair Value

Fair Value Estimates of Investments in Real Estate Securities

As of December 31, 2008, our real estate securities were valued in two categories, comprised of (i) preferred equity securities and (ii) CMBS and CRE-CDOs. Our valuation procedures for each of the two categories are applied to each specific investment within their respective categories.

Preferred Equity Securities

The valuation of our investments in preferred equity securities is determined using exchange listed prices in an active market. As such, preferred equity securities fall within Level 1 of the fair value hierarchy. Our investments in preferred equity securities had a fair value of $31.6 million and $75.5 million which represented approximately 2.0% and 5.0% of total investments as of December 31, 2008 and 2007, respectively. For the year ended December 31, 2008, we recorded an other-than-temporary impairment charge of $69.7 million related to our preferred equity securities. For additional detail regarding this impairment see Note 4 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

CMBS and CRE-CDOs

We estimate the fair value of our CMBS and CRE-CDO securities using a combination of observable market information and unobservable market assumptions. Observable market information used in these fair market valuations include benchmark interest rates, interest rate curves, credit market indexes (such as the Commercial Mortgage Back Securities Index (“CMBX”) index) and swap curves. Unobservable market assumptions used in the determination of the fair market valuations of our CMBS and CRE-CDO investments include market assumptions related to discount rates, default rates, prepayment rates, reviews of trustee or investor reports and sample broker quotes in what is currently an inactive market. Additionally, we consider security-specific characteristics in determining the fair values of our CMBS and CRE-CDO investments, which include consideration of the underlying collateral’s average default rates, the average delinquency rate and loan-to-value, among several other characteristics. As a result, both Level 2 and Level 3 inputs are used in arriving at the valuation of our investments in CMBS and CRE-CDOs. We consider the Level 3 inputs used in determining the fair value of our investments in CMBS and CRE-CDO securities to be significant. As such, all investments in CMBS and CRE-CDO securities fall under the Level 3 category of the fair value hierarchy as of December 31, 3008. No investments in CMBS and CRE-CDO securities were transferred in or out of the Level 3 category of the fair value hierarchy during the year ended December 31, 2008.

Our investments in CMBS and CRE-CDO investments had a fair value of $20.8 million and $105.2 million which represented approximately 1.3% and 7.0% of our total investments as of December 31, 2008 and 2007, respectively. For the year ending December 31, 2008 we recorded an other-than-temporary impairment charge of $123.0 million related to our CMBS and CRE-CDO securities. For additional detail regarding this other-than-temporary impairment charge see Note 4 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Although we have determined that the majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy, credit valuation adjustments associated with our derivative instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative instruments. As a result, we have determined that all of our derivative valuations are classified in Level 2 of the fair value hierarchy.

Our derivative instrument liability had a fair value of $27.2 million and $27.9 million which represented approximately 2.8% and 3.1% of total liabilities as of December 31, 2008 and 2007, respectively. For the year ended December 31, 2008, we recorded a net loss on derivatives of approximately $11.7 million.

Subsequent Events

The following discussion represents significant events related to our business activity for the period from January 1, 2009 through March 30, 2009.

Acquisition of Connecticut Avenue Office Center

On March 10, 2009, we acquired an office property located in the Washington, DC market (the “Connecticut Avenue Office Center”) from a third-party seller. We acquired the Connecticut Avenue Office Center using proceeds from our public and private offerings. Additionally, we subsequently financed the Connecticut Avenue Office Center as described in more detail below. The total estimated investment amount for the Connecticut Avenue Office Center is approximately $63.6 million. The Connecticut Avenue Office Center consists of approximately 126,000 net rentable square feet that is currently approximately 98% occupied. The Connecticut Avenue Office Center is subject to leases with twelve tenants with lease expiration dates ranging from 2010 through 2019.

The debt financing of the Connecticut Avenue Office Center consists of a fixed-rate, amortizing mortgage note with an outstanding principal balance of approximately $36.5 million that bears interest at 7.25%. The loan has an expected term of seven years and amortizes over a 30 year life.

As discussed further below, we adopted SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)” on January 1, 2009. Pursuant to SFAS No. 141(R), certain transaction costs that have historically been capitalized as part of the basis in the property will be expensed as incurred. Such acquisition costs include closing and due diligence costs and acquisition fees payable to our Advisor. As a result, we expect to incur acquisition-related expenses of approximately $1.2 million related to the acquisition of the Connecticut Avenue Office Center. These expenses are comprised of estimated legal, closing and due diligence costs of approximately $566,000 and an acquisition fee payable to our Advisor of approximately $636,000.

Probable Acquisition of Greater DC Retail Center

On January 12, 2009, we entered into a purchase and sale agreement with a third-party seller in connection with the intended acquisition of a retail property located in the Washington, DC market (the “Greater DC Retail Center”). On February 27, 2009, our deposit of approximately $1.3 million, which had been placed in escrow in connection with the intended acquisition of the Greater DC Retail Center, became non-refundable subject to certain terms and conditions of the purchase and sale agreement. We expect to acquire the Greater DC Retail Center in April of 2009. We intend to use proceeds from our public and private offerings and the assumption of a mortgage loan to finance the acquisition of the Greater DC Retail Center. The Greater DC Retail Center consists of approximately 233,000 net rentable square feet that is currently 100% occupied. The Greater DC Retail Center is subject to leases with seven tenants with lease expirations dates ranging from 2010 through 2018.

The mortgage note that we expect to assume in connection with our acquisition of the Greater DC Retail Center has an outstanding principal balance of approximately $42.0 million and is an interest only loan until July 2009, at which point it begins to amortize over a 30-year life. This loan matures in July 2014, subject to a one-year extension option, and bears interest at a stated fixed interest rate of 4.82%.

We expect the total estimated investment amount for the Greater DC Retail Center to be approximately $65.5 million. In addition, we expect to incur acquisition-related expenses of approximately $1.2 million. These expenses are comprised of estimated legal, closing and due diligence costs of approximately $542,000 and an estimated acquisition fee payable to our Advisor of approximately $655,000.

Proceeds from Public Offering

For the period from January 1, 2009 to March 23, 2009, we issued approximately 6.7 million shares of our common stock pursuant to our follow-on public offering to a total of approximately 700 stockholders for net proceeds of approximately $65.0 million, which includes proceeds from our distribution reinvestment plan of approximately $13.0 million.

Redemptions of Common Stock

Under our share redemption program, we presently limit the number of shares to be redeemed during any consecutive twelve month period to no more than five percent of the number of shares of common stock outstanding at the beginning of such twelve month period (the “Redemption Cap”). The Redemption Cap applicable to redemption requests in the first quarter of 2009 is approximately 853,000 shares of common stock (the “First Quarter Redemption Cap”). As of March 16, 2009 (the “Deadline”), the last day for first quarter 2009 redemption requests to be submitted under our share redemption program, we had received requests to redeem approximately 6.1 million shares of common stock (the “Total First Quarter Redemption Requests”). Based on application of the First Quarter Redemption Cap, we expect that requesting stockholders whose requests were received on or before the Deadline will be redeemed pro rata. As a result, we expect to redeem approximately 13.9% (the “Pro Rata Percentage”) of the shares that each shareholder requested to be redeemed on or before the Deadline subject to the terms and conditions of our share redemption program.

The Total First Quarter Redemption Requests and Pro Rata Percentage are preliminary figures that are subject to change. Under our share redemption program, redemption requests may be withdrawn at any time up to three business days prior to the end of the applicable quarter.

Cash Settlement of Derivative Instrument

On January 28, 2009, we cash settled one of our outstanding forward starting swaps with a notional value of $50 million by paying approximately $12.7 million.

Inflation

Substantially all of our leases provide for separate real estate tax and operating expense escalations over a base amount. In addition, many of our leases provide for fixed base rent increases or indexed rent increases. We believe that inflationary increases in costs may be at least partially offset by the contractual rent increases and operating expense escalations in our leases.

Critical Accounting Policies

Principles of Consolidation

Due to our control of the Operating Partnership through our sole general partnership interest and the limited rights of the limited partners, we consolidate the Operating Partnership and limited partner interests not held by us are reflected as minority interests in the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

Our consolidated financial statements also include the accounts of our consolidated subsidiaries and joint ventures through which we are the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51 (“FIN No. 46(R)”), or through which we have a controlling interest. In determining whether we have a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which it will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both.

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

Generally, we consolidate real estate partnerships and other entities that are not variable interest entities (as defined by FIN No. 46(R)) when we own, directly or indirectly, a majority voting interest in the entity. Our analysis of whether we consolidate real estate partnerships and other entities that are not variable interest entities is performed pursuant to several accounting pronouncements including: (i) Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, (ii) ARB No. 51, Consolidated Financial Statements (“ARB No. 51”) and (iii) AICPA Statement of Position 78-9, Accounting for Investments in Real Estate Ventures.

Investments

Real Property

Historically, we have capitalized direct costs associated with the acquisition, development or improvement of real property, including acquisition fees paid to the Advisor. Costs associated with the pursuit of acquisitions or developments were capitalized as incurred and, if the pursuit was abandoned, these costs were expensed in the period in which the pursuit was abandoned. Costs associated with the improvement of our real property assets were also capitalized as incurred. Costs incurred in making repairs and maintaining real estate assets were expensed as incurred. The results of operations for acquired real property are included in our accompanying consolidated statements of operations from their respective acquisition dates.

For periods prior to January 1, 2009, upon acquisition, the total cost of a property is allocated to land, building, building and land improvements, tenant improvements and intangible lease assets and liabilities pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”). The allocation of the total cost to land, building, building improvements and tenant improvements is based on our estimate of the property’s as-if vacant fair value. The as-if vacant fair value is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. Pursuant to SFAS No. 141, the difference between the fair value and the face value of debt assumed in an acquisition is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. The allocation of the total cost of a property to an intangible lease asset includes the value associated with the in-place leases which may include lost rent, leasing commissions, legal and other costs.

We record acquired “above” and “below-market” leases at their fair value equal to the difference between the contractual amounts to be paid pursuant to each in-place lease and management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining term of the lease plus the term of any below-market fixed-rate renewal option periods for below-market leases. In addition, we allocate a portion of the purchase price of an acquired property to the estimated value of customer relationships, if any. As of December 31, 2008, we had not recorded any estimated value to customer relationships.

Intangible in-place lease assets are amortized over the corresponding lease term. Above market lease assets are amortized as a reduction in rental revenue over the corresponding lease term. Below market lease liabilities are amortized as an increase in rental revenue over the corresponding lease term, plus any applicable fixed-rate renewal option periods. We expense any unamortized intangible lease asset or record an adjustment to rental revenue for any unamortized above market lease asset or below market lease liability when a tenant terminates a lease before the stated lease expiration date.

Real property assets, including land, building, building and land improvements, tenant improvements, lease commissions, and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives as described in the following table.

Description	Depreciable Life
Land	Not depreciated
Building	40 years
Building and land improvements	20 years
Tenant improvements	Lesser of useful life or lease term
Lease commissions	Over lease term
Intangible in-place lease assets	Over lease term
Above market lease assets	Over lease term
Below market lease liabilities	Over lease term, including below market fixed-rate renewal options

Real Estate Securities

As of December 31, 2008 and 2007, investments in real estate securities consisted of preferred equity securities, CMBS and CRE-CDOs. SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), requires us to classify our investments in real estate securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although we generally intend to hold most of our investments in real estate securities for the long term or until maturity, we may from time to time sell any of these assets as part of the overall management of our portfolio. As of December 31, 2008 and 2007, all of our real estate securities were classified as available-for-sale. All assets classified as available-for-sale are reported based on management’s best estimate of fair value. In determining management’s best estimate of fair value, we consider various factors including, but not limited to, current market prices if available, current interest rates, relevant market indices, broker quotes, expected cash flows and other relevant market and security-specific data as appropriate. Temporary unrealized gains and losses are excluded from earnings and reported as a separate component within stockholders’ equity referred to as other comprehensive income (loss).

Debt Related Investments

The following discussion pertains only to our mortgage, mezzanine, and B-note investments. Debt related investments are considered to be held-to-maturity, as we have both the intent and ability to hold these investments until maturity. Accordingly, these assets are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loans or investments are deemed to be impaired.

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

Revenue Recognition – Real Estate Securities

Interest income on CMBS and CRE-CDO investments is recognized using the effective interest method in accordance with SFAS 115 and Emerging Issues Task Force (“EITF”) No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, as amended by FASB Position No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“EITF No. 99-20-1”). EITF No. 99-20 as so amended by FSP EITF No. 99-20-1, is herein after collectively referred to as “EITF No. 99-20”). Under EITF No. 99-20, at the time of purchase, our management estimates the future expected cash flows and determines the amount of accretable yield based on these estimated cash flows and the purchase price. As appropriate, we update these estimated cash flows to compute a revised yield based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate, interest rate fluctuations, interest payment shortfalls and the timing and the magnitude of credit losses on the mortgage loans underlying the securities. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and our securities income.

As discussed below in more detail, if management determines there has been an other-than-temporary impairment of our CMBS and CRE-CDOs, then we account for such securities based on their fair value and determine an accretion value based on our estimate of cash flows as described above. This accretion value is amortized to income over the expected life of the investment.

Dividend income on preferred securities is recognized on the date the dividend is earned (referred to commonly as the “ex-dividend date”). Upon settlement of securities, the excess (or deficiency) of net proceeds over the net carrying value of such security or loan is recognized as a gain (or loss) in the period of settlement. All of our preferred securities investments are cumulative preferred securities. In the event that an issuer of one of our investments in preferred securities suspends the payment of the dividend, we do not recognize dividend income until payments are resumed and the related ex-dividend date is declared. In the event that payments are resumed for what was a previously suspended payment, we would anticipate repayments that would compensate us for payments that the issuer previously suspended due to the cumulative nature of our investments.

Revenue Recognition — Debt Related Investments

Interest income on debt related investments is recognized over the life of the investment using the effective interest method and recognized on an accrual basis. Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan. Anticipated exit fees, where collection is expected, are also recognized over the term of the debt related investment.

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

Impairment — Real Estate Securities

In accordance with FASB Staff Position No. 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS No. 115-1/124-1”) and EITF No. 99-20, as applicable, we evaluate our real estate securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. When management’s estimate of fair value of a real estate security is less than its amortized cost for an extended period, we consider whether there is an other-than-temporary impairment in the value of the security. The evaluation of other-than-temporary impairment differs between our investments in (i) preferred equity securities and (ii) CMBS and CRE-CDO securities, as described further below.

Preferred Equity Securities Impairment - On October 14, 2008, the staff in the Office of the Chief Accountant of the Commission noted in a letter (the “SEC Letter”) to the FASB, that after consulting with the FASB, the staff would not object to the application of an impairment model for perpetual preferred securities similar to debt securities since SFAS No. 115 does not specifically address the impact of the debt-like characteristics on the assessment of other-than-temporary impairment. The assessment of the anticipated recovery period differs significantly between equity securities and debt securities. For equity securities, other-than-temporary impairment is recognized unless it is expected that the value of the security will recover in the near term. However, for debt securities, impairment is considered temporary if the investor has the ability and intent to hold the security until recovery. Such an evaluation should be based on our ability and intent to hold the security to maturity and the underlying credit of the issuers. We adopted this impairment model for our investments in perpetual preferred securities during the year ended December 31, 2008. The letter noted that the views of the staff were an intermediate step in the process of addressing the impairment of perpetual preferred securities and asked the FASB to expeditiously address the issue. As of December 31, 2008, all of our preferred securities investments were perpetual preferred securities. In applying the impairment model for perpetual preferred securities, we apply a debt security impairment model for our preferred equity securities investments that are of investment grade quality credit. Preferred equity securities that are of below investment grade quality are analyzed for other-than-temporary impairment under an equity security model.

We reviewed our preferred equity security investments for indicators of other-than-temporary impairment. This review included analysis of (i) the length of time and the extent to which the fair value has been lower than carrying value, (ii) the financial condition and near-term prospects of the issuer and (iii) our intent and ability to hold our investment for a reasonable period of time sufficient to allow for a forecasted recovery of fair value.

CMBS and CRE-CDO Securities Impairment - On January 12, 2009, the FASB issued EITF No. 99-20-1. Prior to EITF No. 99-20-1, we were required to estimate cash flows from our CMBS and CRE-CDO securities using current information and events that a “market participant” would use. EITF No. 99-20-1 amends EITF No. 99-20 by removing the concept of a market participant’s expectation of cash flows and instead requires management to determine whether it believes that it is probable that there has been an adverse change in the estimated timing and amount of cash flows from its securities based on all relevant, available information, including information about past events, current conditions and reasonable and supportable forecasts. In estimating cash flows of our securities, we specifically consider and analyze factors such as remaining payment terms, prepayments, financial condition of the issuer, expected defaults, analyst reports and forecasts, credit ratings, the value of the underlying collateral and other market data that are relevant to the collectability of the contractual cash flows from the security, which requires significant judgment. In determining whether an other-than-temporary impairment has occurred, we considered both the timing and amount of cash flows and our intent and ability to hold an investment for a reasonable period of time sufficient to allow for a forecasted recovery of fair value. If, in our judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to its fair value as of the respective balance sheet date, and the respective unrealized loss is reclassified from accumulated other comprehensive loss and recorded as a reduction to earnings.

Impairment — Debt Related Investments

We review our debt related investments on a quarterly basis, and more frequently when such an evaluation is warranted, to determine if impairment exists in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”). A debt related investment is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the agreement. When a loan is deemed impaired, the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

Derivative Instruments and Hedging Activities

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, we record all derivative instruments in the accompanying consolidated balance sheets at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. Derivative instruments used to hedge exposure to changes in the fair value of an asset, liability, or firm commitments attributable to a particular risk, such as interest rate risk, are considered “fair value” hedges. Derivative instruments used to hedge exposure to variability in expected future cash flows, such as future interest payments, or other types of forecasted transactions, are considered “cash flow” hedges.

For derivative instruments designated as cash flow hedges, the changes in the fair value of the derivative instrument that represents changes in expected future cash flows which are effectively hedged by the derivative instrument are initially reported as other comprehensive income (loss) in the consolidated statement of stockholders’ equity until the derivative instrument is settled. Upon settlement, the effective portion of the hedge is recognized as other comprehensive income (loss) and amortized over the term of the designated cash flow or transaction the derivative instrument was intended to hedge. The change in value of any derivative instrument that is deemed to be ineffective is charged directly to earnings when the determination of ineffectiveness is made. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For purposes of determining hedge ineffectiveness, management estimates the timing and amount of future fixed-rate debt issuances each quarter in order to estimate the cash flows of the designated hedged item or transaction. Management considers the likelihood of the timing and amount of entering into such forecasted transactions when determining the expected future fixed-rate debt issuances. We do not use derivative instruments for trading or speculative purposes. Additionally, we have an interest rate collar and an interest rate cap that are not designated as hedges pursuant to the requirements of SFAS No. 133. These derivatives are not speculative and are used to manage exposure to interest rate volatility.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), which retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. Under SFAS No. 141(R), certain transaction costs that have historically been capitalized as acquisition costs will be expensed. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply the provisions of SFAS No. 141(R) prior to that date. We will adopt the provisions of SFAS No. 141(R) on January 1, 2009.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”), which amends SFAS No. 133 to provide additional information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires enhanced disclosures about an entity’s derivatives and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We anticipate that it will not have an effect on our results of operations or financial position since it only provides for new disclosure requirements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the adverse effect on the value of assets and liabilities that results from a change in the applicable market resulting from a variety of factors such as perceived risk, interest rate changes, inflation and overall general economic changes. Our outstanding mortgage note borrowing and derivative instruments are our financial instruments that are most significantly and directly impacted by changes in their respective market conditions.

Debt Obligations

As of December 31, 2008, we had total outstanding debt and short-term borrowings of approximately $734.9 million. As of December 31, 2008, we had approximately $73.9 million of variable rate mortgage note debt and short term borrowings outstanding indexed to LIBOR rates. If the prevailing market interest rates relevant to our remaining variable rate debt and short term borrowings were to increase 10%, we estimate that interest expense would increase by approximately $292,000, based on our outstanding floating-rate debt as of December 31, 2008.

Derivative Instruments

We are currently exposed to interest rate changes primarily as a result of our hedging positions and our variable rate debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. We generally seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by selectively utilizing derivative instruments to hedge exposures to changes in interest rates on loans secured by our assets.

We maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy is designed to minimize the impact on our net income (loss) and funds from operations from changes in interest rates, the overall returns on our investments may be reduced. Our board of directors has established policies and procedures regarding our use of derivative instruments for hedging or other purposes. As of December 31, 2008, we held five unsettled hedging instruments with a combined notional amount of approximately $350.2 million that were in a loss position equal to approximately $27.8 million. We classify our hedging instruments as either (i) forward starting swaps or (ii) interest rate caps and collars.

Forward Starting Swaps

As of December 31, 2008, we had entered into four forward starting swap hedges with a total notional value of $350.0 million. As of December 31, 2008, we had cash settled the first two forward starting swap hedges with a total notional value of $250.0 million by paying approximately $23.8 million. On February 1, 2009, we cash settled the third forward starting swap with a notional value of $50.0 million by paying approximately $12.7 million. The fourth and final forward starting swap has a notional amount of $50.0 million and has a cash settlement date of August 1, 2009. As of December 31, 2008, the fair value of this swap was a net loss of approximately $13.7 million. If interest rates were to increase by 0.1% (relative to interest rates as of December 31, 2008), this would result in an approximate $512,000 decrease in our loss position for this forward starting swap.

Interest Rate Caps and Collars

As of December 31, 2008, we had three active interest rate cap and collar hedges with a total notional amount of $250.2 million and a fair value resulting in a net loss of approximately $423,000. If interest rates were to increase by 10 basis points (relative to interest rates as of December 31, 2008), this would result in an approximate $10,000 decrease in our loss position for these cap and collar hedges. Two of our cap and collar hedges were not designated as cash flow hedges pursuant to SFAS No. 133. As a result, unrealized gains and losses in the fair value of these hedges are reflected in our consolidated statement of operations as gains or losses on derivatives.

Credit Risk of Derivative Instruments

Credit risk is the failure of the counterparty to perform under the terms of an agreement. We could potentially have exposure to credit risk with the counterparties to our remaining hedging contracts. If the fair value of a derivative contract were positive, the counterparty would owe us, which would create a potential credit risk for us in connection with collection of the amount owed. We seek to minimize the credit risk within our investments and with our derivative instruments by entering into transactions with what we deem to be high-quality counterparties. However, we cannot mitigate all of our credit risk exposure and therefore our operating results may be adversely impacted by the failure of a counterparty to perform under the terms of an agreement. As of December 31, 2008, we did not have any derivative instrument with a positive fair value and therefore we did not have any significant credit risk associated with our derivative instruments as of December 31, 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of the independent registered public accounting firm and the consolidated financial statements listed in the accompanying index are included in “Item 15. Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K. See Index to Financial Statements on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2008, the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, under the supervision and with the participation of our President (principal executive officer) and our Chief Financial Officer (principal financial officer). Based upon this evaluation, our President and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008, to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our President and our Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Our internal control over financial reporting is a process designed under the supervision and with the participation of our President and our Chief Financial Officer. During 2008, management conducted an evaluation of the effectiveness of our internal control over financial reporting, based upon criteria established in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based upon this evaluation, management has concluded that our internal control over financial reporting is effective as of December 31, 2008.

This annual report does not include an attestation report by our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Commission that permit the company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2008, in connection with our evaluation of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we concluded there were no changes in our internal control procedures that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of the filing of this Annual Report on Form 10-K, our directors and executive officers, their ages and their positions and offices are as follows:

Name	Age	Position
John A. Blumberg	49	Chairman of the Board of Directors
Charles B. Duke	51	Director*
Daniel J. Sullivan	43	Director*
John P. Woodberry	46	Director*
Guy M. Arnold	41	President
John E. Biallas	47	Chief Financial Officer and Treasurer
Joshua J. Widoff	38	Senior Vice President, General Counsel and Secretary

*	Denotes an Independent Director.

John A. Blumberg, age 49, serves as our Chairman of the Board of Directors. Mr. Blumberg is a principal of our Advisor, Dividend Capital Group LLC and Black Creek Capital LLC, a Denver based real estate investment firm which he co-founded in 1993. He is also a co-founder of Mexico Retail Properties and has been its Chief Executive Officer since 2002. Mexico Retail Properties is a fully integrated retail real estate company that acquires, develops and manages retail properties throughout Mexico. Mr. Blumberg has been active in real estate acquisition, development and redevelopment activities since 1993 and, as of December 31, 2008, with certain other principals of our Advisor, has overseen directly, or indirectly through affiliated entities, the acquisition, development, redevelopment, financing and sale of real estate related assets having combined value of approximately $6.4 billion. Prior to co-founding Black Creek Capital LLC, Mr. Blumberg was President of JJM Investments, which owned over 100 shopping center properties in Texas. During the 12 years prior to joining JJM Investments, Mr. Blumberg served in various positions with Manufacturer’s Hanover Real Estate, Inc., Chemical Bank and Chemical Real Estate, Inc., most recently as President of Chemical Real Estate, Inc. and its predecessor company, Manufacturer’s Hanover Real Estate, Inc. In this capacity Mr. Blumberg oversaw real estate investment banking, merchant banking and loan syndications and was involved in originating over $1 billion worth of participating mortgage and conventional loans during his tenure. Mr. Blumberg holds a Bachelor’s Degree from the University of North Carolina at Chapel Hill.

Charles B. Duke, age 51, is an independent director of Dividend Capital Total Realty Trust Inc. Mr. Duke was founder and has been President and Chief Executive Officer of Legacy Imaging, Inc., a manufacturer of aftermarket printer supplies, since 1996. Mr. Duke has been active in entrepreneurial and general business activities since 1980 and has held several executive and management roles throughout his career, including founder, president and owner of Careyes Corporation, a private bank, registered investment advisor and FINRA-member company based in Denver, Colorado, Chief Financial Officer at Particle Measuring Systems based in Boulder, Colorado, and Vice President of Commercial Loans at Colorado National Bank. Mr. Duke also spent four years with Kirkpatrick Pettis, the investment banking subsidiary of Mutual of Omaha, as Vice President of Corporate Finance, involved in primarily mergers and acquisitions, financing and valuation activities. Mr. Duke graduated from Hamilton College in 1980 with a Bachelor’s Degree in Economics and English.

Daniel J. Sullivan, age 43, is an independent director of Dividend Capital Total Realty Trust Inc. Mr. Sullivan is assistant editor of Humanitas, an academic journal published by the National Humanities Institute, and a doctoral degree candidate at The Catholic University of America in Washington, DC. Prior to that, from 2002 to 2003, Mr. Sullivan was a private consultant and from 1998 to 2002, he was Director of Business Development at Jordan Industries Inc. Mr. Sullivan has seventeen years of international business, consulting, and private equity investment experience, including over four years, from 1987 through 1991, in the real estate industry as an appraiser, property analyst, and investment banker with Manufacturer’s Hanover Real Estate Investment Banking Group in New York. During that time, Mr. Sullivan participated in the structuring and private placement of over $1 billion in long term, fixed rate, multi property mortgage financings for the bank’s corporate clients. Mr. Sullivan holds a Master of Arts in political theory from The Catholic University of America in Washington, D.C. and a Bachelor of Arts in history from Boston College in Chestnut Hill, Massachusetts.

John P. Woodberry, age 46, is an independent director of Dividend Capital Total Realty Trust Inc. and has been active in finance and investing since 1991. In 2007, Mr. Woodberry joined Passport Capital, LLC, a San Francisco based hedge fund, and serves as the Portfolio Manager for the Capital Markets Group. From 2004 to 2007, Mr. Woodberry was the President and Portfolio Manager

of Independence Capital Asset Partners, LLC. Previously, from 2001 to 2004, Mr. Woodberry was a Senior Research Analyst at Cobalt Capital, LLC, a New York City based hedge fund. From 1998 to 2001, Mr. Woodberry worked for Minute Man Capital Management, LLC and Trident Investment Management, LLC, each a New York City based hedge fund. From 1995 to 1998, Mr. Woodberry worked at Templeton Investment Council Ltd. Mr. Woodberry has an MBA from Harvard Business School and an AB degree from Stanford University.

Guy M. Arnold, age 41, has been the President of Dividend Capital Total Realty Trust Inc. since January 2008. From March 1999 until November 2007, Mr. Arnold served as Partner and Managing Director of Cherokee Investment Partners, LLC. At the time of Mr. Arnold’s departure, Cherokee was a $1.8 billion multi-asset class private equity real estate fund that focused on the acquisition, redevelopment and asset management of urban infill properties throughout the U.S., Canada and Western Europe. In this capacity, Mr. Arnold directed and structured numerous transactions with various sellers and buyers including Fortune 500 companies, development and investment companies, as well as local and federal governmental agencies. In addition, Mr. Arnold co-managed Cherokee’s Denver office, presented regularly to Cherokee’s investors which include state pension funds and university endowments, and served as a member of Cherokee’s Investment and Asset Management Committees. Prior to joining Cherokee, Mr. Arnold served as Vice President of Colorado & Santa Fe Real Estate (“Colorado & Santa Fe”), a Denver commercial real estate holding company, from September 1990 to February 1999. At Colorado & Santa Fe, he co-managed the acquisition, asset management, and leasing for their portfolio of value-added office, industrial and retail properties. Mr. Arnold is a member of Urban Land Institute and serves on the Board of Directors of the Colorado chapter of the National Association of Industrial and Office Properties. Mr. Arnold earned a Bachelor’s degree from the University of Virginia.

John E. Biallas, age 47, is the Chief Financial Officer and Treasurer of Dividend Capital Total Realty Trust Inc. From June 2006 until December 2007, Mr. Biallas served as Chief Operating Officer of Dividend Capital Total Realty Trust Inc. From January 2006 until June 2006, Mr. Biallas served as Chief Financial Officer and Treasurer of Dividend Capital Total Realty Trust Inc. From its inception until January 2006, Mr. Biallas served as President, Secretary and a director of Dividend Capital Total Realty Trust Inc. Mr. Biallas has been active in finance, investment and operational activities in the real estate and technology industries since 1988. Mr. Biallas joined Dividend Capital Group in February 2005, where he currently serves as Vice President of Finance and Operations. From September 2003 until January 2005, Mr. Biallas was engaged in private consulting activities, and from February 2002 until August 2003, he was Senior Financial Officer at Ameriton Properties Incorporated, a multifamily real estate investment subsidiary of Archstone Smith, where he had overall responsibility for Ameriton’s financial operations, including debt financing activities, investor relations, accounting and financial reporting. From 2000 to 2002, Mr. Biallas was a Senior Director in the corporate finance group at Level 3 Communications, a public telecommunications company based in Denver, Colorado. From 1995 to 1999, Mr. Biallas served as Vice President for Security Capital Group, a real estate investment firm, formerly based in Santa Fe, New Mexico, which was acquired by GE Capital in 2003. During his tenure with Security Capital Group, Mr. Biallas was responsible for various investment research, financial operations, strategic planning, capital markets and investment acquisition related activities for its real estate affiliates, which included ProLogis, Archstone Smith, Regency Centers, Homestead Village, Belmont Corp., Security Capital European Realty, and various other real estate investment and operating companies. In addition, from 1988 to 1991, Mr. Biallas was a financial analyst with the real estate investment banking group at Goldman Sachs, located in New York, New York. Mr. Biallas received his Bachelor’s Degree in Computer Engineering Magna Cum Laude from the University of Michigan and his MBA from the Stanford University Graduate School of Business.

Joshua J. Widoff, age 38, is the Senior Vice President, General Counsel and Secretary of Dividend Capital Total Realty Trust Inc. He also serves as a Managing Director of Black Creek Group, a Denver based private equity real estate firm. Prior to joining Dividend Capital Total Realty Trust Inc. and Black Creek Group in September 2007, Mr. Widoff was a partner since 2002 at the law firm of Brownstein Hyatt Farber Schreck, P.C., where he was active in the management of the firm, serving as chairman of both the firm’s Associate and Recruiting Committees and overseeing an integrated team of attorneys and paralegals servicing clients primarily in the commercial real estate business. During more than a dozen years of private practice, he managed transactions involving the acquisition, development, leasing, financing, and disposition of various real estate assets, including vacant land, apartment and office buildings, hotels, casinos, industrial/warehouse facilities, and shopping centers. He also participated in asset and stock acquisition transactions, convertible debt financings, private offerings, and complex joint venture negotiations. Mr. Widoff served as general business counsel on a variety of contract and operational issues to a wide range of clients in diverse businesses. Mr. Widoff received his undergraduate degree from Trinity University in Texas and his law degree from the University of Colorado School of Law.

Messrs. Arnold, Biallas and Widoff are employed by the Advisor. Mr. Blumberg is a principal of the Advisor. Our directors and executive officers will serve until their successors are elected and qualified.

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

Equity Incentive Plan

We have adopted an equity incentive plan which we use to attract and retain qualified independent directors, employees, advisors and consultants providing services to us who are considered essential to our long-range success by offering these individuals an opportunity to participate in our growth through awards in the form of, or based on, our common stock. See the discussion below under “Compensation of Directors” for further details of the option granted under our equity incentive plan as of December 31, 2008.

The equity incentive plan provides that no more than 5 million shares of our common stock will be available for issuance under the equity incentive plan. No more than 200,000 shares may be made subject to stock options and stock appreciation rights under the equity incentive plan to any individual in any calendar year, and no more than 200,000 may be made subject to awards other than stock options and stock appreciation rights under the equity incentive plan to any individual in any single calendar year. The term of these options shall not exceed the earlier of ten years from the date of grant, the date of removal for cause, or three months from the director’s resignation. The exercise price for options to be issued under the equity incentive plan shall be the greater of (1) $11.00 per share or (2) the fair value of the shares on the date they are granted.

For additional information about our equity incentive plan see “Compensation of Directors and Executive Officers—Equity Incentive Plan” in our definitive proxy statement to be filed in connection with our 2009 Annual Meeting of Stockholders which is incorporated herein by reference.

Compensation of Directors

We pay each of our independent directors $7,500 per quarter plus $1,000 for each Board or Committee meeting attended. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending meetings of the board. If a director is also one of our officers, we do not pay additional compensation for services rendered as a director. In addition, we grant stock based awards to each of our independent directors then in office on the date of each annual stockholders’ meeting, which awards will be granted under the equity incentive plan and will be subject to the conditions and restrictions thereof. The following table describes options to purchase common stock that have been granted to our independent directors pursuant to our equity incentive plan as of December 31, 2008.

				Options Granted
Grant Date	Exercise Price per Share	Maximum Term	Vesting Period	Charles B. Duke	John P. Woodberry	Daniel J. Sullivan	Total
4/3/2006	$11.00	10 years	5 years	10,000	10,000	10,000	30,000
8/27/2007	$11.00	10 years	2 years	5,000	5,000	5,000	15,000
8/21/2008	$11.00	10 years	2 years	5,000	5,000	5,000	15,000

Total				20,000	20,000	20,000	60,000

Additional information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2009 Annual Meeting of Stockholders, which we expect to hold in June 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2009 Annual Meeting of Stockholders, which we expect to hold in June 2009.

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

The following table presents information regarding the beneficial ownership of our common stock as of December 31, 2008, with respect to our affiliates, each of our directors and officers, and all of our directors and officers as a group. Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 518 Seventeenth Street, 17th Floor, Denver, Colorado 80202.

Shares of Our Common Stock and OP Units

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Common Stock
Montecito Investments, LLC (2)	200 Shares		*
Dividend Capital Total Advisors LLC (3)	20,000 OP Units	(4)	*
Dividend Capital Total Advisors Group LLC (3)	100 Special Units	(5)	*
John A. Blumberg(3) (Chairman and Director)	20,000 OP Units	(4)	*
Charles B. Duke (Independent Director)	6,000	(6)	*
Daniel J. Sullivan (Independent Director)	6,000	(6)	*
John P. Woodberry (Independent Director)	6,000	(6)	*
Guy M. Arnold (President)	—		*
John E. Biallas (Chief Financial Officer and Treasurer)	—		*
Michael J. Kelly (Former Chief Acquisitions Officer)	—	(7)	*
Sonya J. Rosenbach (Former Chief Accounting Officer and Treasurer)	—	(8)	*
Joshua J. Widoff (Senior Vice President, General Counsel and Secretary)	—		*
Beneficial ownership of common stock and OP Units by all directors and executive officers as a group (7 persons)(3)	38,300	(9)	—

*	Less than 1%.

(1)	Except as otherwise indicated below, each beneficial owner has the sole power to vote and dispose of all common stock held by that beneficial owner. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. Common stock issuable pursuant to options, to the extent such options are exercisable within 60 days, are treated as beneficially owned and outstanding for the purpose of computing the percentage ownership of the person holding the option, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Montecito Investments, LLC is presently directly or indirectly controlled by Evan H. Zucker.

(3)	The Advisor and the parent of the Advisor are presently each directly or indirectly controlled by one or more of the following and/or their affiliates: John A. Blumberg, Thomas I. Florence, James R. Mulvihill and Evan H. Zucker. With respect to Mr. Blumberg, his beneficial ownership consists solely of 20,000 OP Units held by the Advisor. Mr. Blumberg disclaims beneficial ownership of the OP Units held by the Advisor except to the extent of his pecuniary interest therein.

(4)	Represents OP Units that are redeemable for shares of our common stock under certain circumstances. No OP Units have been redeemed for shares of our common stock as of December 31, 2008. For purposes of the percentages on this table, we have assumed full redemption of OP Units for shares of our common stock.

(5)	Represents Special Units that are entitled to distributions from the Operating Partnership under certain circumstances. See Note 12 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(6)	Amounts represent vested options as of December 31, 2008. On April 3, 2006, pursuant to the terms of our equity incentive plan, each of our independent directors, Charles B. Duke, John P. Woodberry and Daniel J. Sullivan, was automatically granted a non-qualified option to purchase 10,000 shares of our common stock. Each such option has a maximum term of ten years and will vest according to the following schedule: 20% of the covered shares on the date of grant, and an additional 20% of such shares on each of the first four anniversaries of the date of grant, subject in each case to the director continuing to serve on our board as of such vesting date. On August 27, 2007, each of our independent directors, Charles B. Duke, John P. Woodberry and Daniel J. Sullivan, was granted an option to purchase 5,000 shares of our common stock. These options vest 100% two years after the grant date. On August 21, 2008, each of our independent directors, Charles B. Duke, John P. Woodberry and Daniel J. Sullivan, was granted an option to purchase 5,000 shares of our common stock pursuant to our equity incentive plan with an exercise price equal to $11.00 per share, in connection with our 2008 Annual Meeting of Stockholders. These options fully vest two years after the grant date.

(7)	Michael J. Kelly served as our Chief Acquisitions Officer from August 2007 through June 2008.

(8)	Sonya J. Rosenbach served as our Chief Accounting Officer and Treasurer from March 2007 through June 2008.

(9)	Includes 20,000 of OP Units and options to purchase 12,000 shares of our common stock.

The following table further describes our equity incentive plan as of December 31, 2008.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	60,000	$11.00	140,000
Equity compensation plans not approved by security holders	—	$—	—

Total	60,000	$11.00	140,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Advisory Agreement

The Advisor is an affiliate of ours. We rely on the Advisor to manage our day-to-day activities and to implement our investment strategy. We, the Operating Partnership and the Advisor are party to an Advisory Agreement, dated January 9, 2006, as amended. The term of the Advisory Agreement is for one year and expires in January of each calendar year, subject to renewals by our board of directors for an unlimited number of successive one-year periods. We renewed the Advisory Agreement in January 2009. The Advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our officers and our affiliated director are all employees or principals of the Advisor. See “Item 10. Directors, Executive Officers and Corporate Governance” for names and biographical information of our directors and officers.

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

The independent directors will evaluate the performance of the Advisor before renewing the Advisory Agreement. The Advisory Agreement may be terminated:

•	Immediately by us for “cause,” or upon the bankruptcy of the Advisor, or upon a material breach of the Advisory Agreement by the Advisor;

•	Without cause by a majority of our independent directors upon 60 days’ written notice; or

•	With “good reason” by the Advisor upon 60 days’ written notice.

“Good reason” is defined in the Advisory Agreement to mean either any failure by us to obtain a satisfactory agreement from any successor to assume and agree to perform our obligations under the Advisory Agreement or any material breach of the Advisory Agreement of any nature whatsoever by us. “Cause” is defined in the Advisory Agreement to mean fraud, criminal conduct, willful misconduct or willful or negligent breach of fiduciary duty by the Advisor or a material breach of the Advisory Agreement by the Advisor.

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

Compensation to the Advisor and Affiliates

The Advisor and other affiliates receive compensation and fees for services related to our public offerings and for the investment and management of our assets, subject to review and approval of our independent directors. These include sales commissions, dealer manager fees, acquisition fees, asset management fees, disposition fees, property management fees, real estate commissions and potential other fees. See Note 13 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a detailed discussion of each of these fees, commissions and other forms of compensation.

In addition, Dividend Capital Total Advisors Group LLC, the parent of the Advisor, has been issued and owns partnership units in the Operating Partnership constituting a separate series of partnership interests with special distribution rights, which we refer to as the “Special Units.” See Note 11 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a detailed discussion of the Special Units.

Dealer Manager Agreement

We have entered into a dealer manager agreement dated January 22, 2008, or the “Dealer Manager Agreement,” with Dividend Capital Securities LLC, or the “Dealer Manager,” in connection with our public offerings. The Dealer Manager is an affiliate of ours and a member firm of the FINRA. The Dealer Manager was organized in December 2001 for the purpose of participating in and facilitating the distribution of securities of Dividend Capital affiliated entities. Under the Dealer Manager Agreement, the Dealer Manager provides certain sales, promotional and marketing services to us in connection with the distribution of the shares of common stock offered pursuant to our prospectus. We pay the Dealer Manager a sales commission of up to 6.0% of the gross proceeds from the sale of shares of our common stock sold in our offerings and a dealer manager fee of up to 2.5% of the gross proceeds from the sale of shares of our common stock sold in our offerings. In addition, we will also reimburse the expenses of participating dealers up to a maximum of 0.5% of the aggregate gross offering proceeds from the sale of shares of our common stock sold in the primary offering for bona fide due diligence expenses.

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

•

Regardless of the quality of the assets acquired, the services provided to us or whether we make distributions to our stockholders, the Advisor and its affiliates will receive certain fees in connection with transactions involving the purchase, management and sale of our investments; and

•

The Property Manager and the Dealer Manager are affiliates of ours. As a result, (i) we may not always have the benefit of independent property management, (ii) we do not have the benefit of an independent dealer manager and (iii) stockholders do not have the benefit of an independent third party review of our public offerings to the same extent as if we and the Dealer Manager were unaffiliated.

•

We may enter into joint ventures or other arrangements with affiliates of the Advisor to acquire, develop and/or manage real properties. Our affiliated joint venture partners may have economic or business interests or goals which are or that may become inconsistent with our business interests or goals. In addition, should any such joint venture be consummated, the Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated joint venture partner and in managing the joint venture. As of December 31, 2008, our Advisor had entered into joint venture and/or product specialist arrangements with one current affiliate (Dividend Capital Investments LLC) and one former affiliate (DCT Industrial Trust Inc.), as discussed below in more detail.

Dividend Capital Investments LLC

On June 12, 2006, our Advisor entered into a product specialist agreement with Dividend Capital Investments LLC (“DCI”), an affiliate of ours, in connection with investment management services related to our investments in real estate securities assets. Pursuant to this agreement, a portion of the asset management fee that our Advisor receives from us related to securities investments is reallowed to DCI in exchange for services provided.

DCT Industrial Trust Inc.

On September 1, 2006, our Advisor entered into a product specialist agreement with DCT Industrial Trust Inc. (“DCT”), a former affiliate of ours, in connection with acquisition and asset management services related to our industrial real property investments. Pursuant to this agreement, a portion of the acquisition and asset management fees that our Advisor receives from us related to specific industrial real property investments is reallowed to DCT in exchange for services provided. In addition, we hade entered into three separate joint venture agreements with DCT as of December 31, 2009. See Note 13 to Item. 8 “Financial Statements and Supplementary Data” to this Annual Report on Form 10-K for additional discussion of the terms of these joint ventures.

Conflict Resolution Procedures

We are subject to potential conflicts of interest arising out of our relationship with the Advisor and its affiliates. These conflicts may relate to compensation arrangements, the allocation of investment opportunities, the terms and conditions on which various transactions might be entered into by us and the Advisor or its affiliates and other situations in which our interests may differ from those of the Advisor or its affiliates. On January 9, 2006, our board of directors adopted a conflicts of interest resolutions and procedures policy.

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

During the year ended December 31, 2008, we engaged KPMG LLP to provide us with audit services. Services provided included the examination of annual financial statements, review of unaudited quarterly financial information, review and consultation regarding filings with the Commission, services related to management’s evaluation of internal accounting controls and consultation on financial accounting and reporting matters.

The audit committee of our board of directors has considered all services provided by the independent registered public accounting firm to us and concluded this involvement is compatible with maintaining the auditors’ independence.

The audit committee of our board of directors is responsible for appointing our independent registered public accounting firm and approving the terms of the independent registered public accounting firm’s services. All services were pre-approved by the audit committee of our board of directors.

The audit committee of our board of directors is currently developing a policy for the pre-approval of all audit and permissible non-audit services to be provided by the independent registered public accounting firm. This policy would be subject to certain guidelines and pre-approved services that, in the judgment of management and the auditor, would not violate the auditor’s independence. At the end of each quarter, or at any time cumulative fees not previously reported to the audit committee of our board of directors exceed $500,000, management intends to create a schedule of the services performed which would then be subject to review and approval by the audit committee.

Fees

Total fees for the years ended December 31, 2008, 2007 and 2006, were approximately $816,000, $537,000 and $417,000, respectively. All fees were determined to be Audit Fees. Audit Fees are fees incurred for the audits and quarterly reviews of the consolidated financial statements; consultation on audit related matters and required review of the Commission filings. This category also includes review of, and consents for, filings with the Commission related to our public offerings.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules.

Reference is made to the “Index to Consolidated Financial Statements” on page F-1 of this Annual Report on Form 10-K and the consolidated financial statements included therein, beginning on page F-2.

All other financial statement schedules are not required under the related instructions, or they have been omitted either because they are not significant or the required information has been disclosed in the consolidated financial statements and the notes related thereto.

(b)	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

1.1	Dealer Manager Agreement.†

3.1	Dividend Capital Total Realty Trust Inc. Fifth Articles of Amendment and Restatement.†

3.2	Dividend Capital Total Realty Trust Inc. Second Amended and Restated Bylaws. †

4.2	Second Amended and Restated Distribution Reinvestment Plan. †

10.1	Fifth Amended and Restated Advisory Agreement among Dividend Capital Total Realty Trust Inc., Dividend Capital Total Realty Operating Partnership L.P. and Dividend Capital Total Advisors LLC. †

10.2	Property Management Agreement between Dividend Capital Total Realty Trust Inc. and Dividend Capital Property Management LLC.†

10.3	Form of Indemnification Agreement between Dividend Capital Total Realty Trust Inc. and the officers and directors of Dividend Capital Total Realty Trust Inc.†

10.4	Third Amended and Restated Operating Partnership Agreement of Dividend Capital Total Realty Operating Partnership LP.†

10.5	Dividend Capital Total Realty Trust Inc. Equity Incentive Plan.†

10.6	Form of Director Option Agreement.†

10.7	First Amendment to Partnership Agreement between TRT Industrial Fund I LLC and DCT Industrial Fund II LLC.†

10.8	Partnership Agreement between TRT Industrial Fund II LLC and DCT Industrial Fund III LLC.†

10.9	Partnership Agreement of TRT DDR Venture I General Partnership between DDR TRT GP LLC and TRT-DDR Joint Venture I Owner LLC.†

10.10	Contribution and Sale Agreement between JDN Real Estate-Apex L.P., JDN Development Company, Inc., Developers Diversified Realty Corporation, Mt. Nebo Pointe LLC, Centerton Square LLC, as contributors, and a joint venture between an affiliate of Developers Diversified Realty Corporation and Dividend Capital Total Realty Trust Inc. (DDR Portfolio).†

10.11	Promissory note secured by a deed of trust between a joint venture between an affiliate of Developers Diversified Realty Corporation and Dividend Capital Total Realty Trust Inc. and Wachovia Bank, National Association (DDR Portfolio).†

10.12	Purchase and Sale Agreement between Tedeschi Realty Corporation and various entities affiliated with Tedeschi Realty Corporation, as sellers, and an affiliate of Dividend Capital Total Realty Trust Inc., as buyer (New England Retail Portfolio).†

10.13	Promissory note secured by deeds of trust between Dividend Capital Total Realty Trust Inc. and LaSalle Bank National Association (New England Retail Portfolio).†

10.14	Form of Management Agreement between various affiliates of Dividend Capital Total Realty Trust Inc. and KeyPoint Partners LLC, as property manager (New England Retail Portfolio).†

10.15	Acknowledgement and Post-Closing Agreement between various affiliates of Dividend Capital Total Realty Trust Inc. and LaSalle Bank National Association (New England Retail Portfolio).†

10.16	TRT-DCT Joint Venture III Agreement.†

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Principal Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

†	Previously filed.

*	Filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dividend Capital Total Realty Trust Inc.:

We have audited the accompanying consolidated balance sheets of Dividend Capital Total Realty Trust Inc. (the Company) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dividend Capital Total Realty Trust Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

March 27, 2009

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	As of December 31,
	2008	2007
ASSETS
Investments in real property:
Land	$334,304	$312,191
Building and improvements	939,829	755,425
Intangible lease assets	171,630	147,675
Accumulated depreciation and amortization	(87,808)	(35,616)

Total net investments in real property	1,357,955	1,179,675
Investment in unconsolidated joint venture	17,532	—
Investments in real estate securities	52,368	180,663
Debt related investments, net	88,849	104,091

Total net investments	1,516,704	1,464,429
Cash and cash equivalents	540,321	291,634
Restricted cash	18,152	7,084
Subscriptions receivable	13,004	18,361
Other assets, net	32,131	30,276
Assets held for sale	3,266	—

Total Assets	$2,123,578	$1,811,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses (including $721 and $1,189 due to related parties as of December 31, 2008 and December 31, 2007, respectively)	$10,529	$10,400
Dividends payable	24,716	16,359
Mortgage notes	719,019	661,683
Other secured borrowings	15,861	37,300
Financing obligations	105,068	106,571
Intangible lease liabilities, net	53,969	24,089
Derivative instruments	27,213	27,949
Other liabilities	7,197	7,618
Liabilities related to assets held for sale	140	—

Total Liabilities	963,712	891,969
Minority Interests	73,186	18,840
Stockholders’ Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 159,029,225 and 115,295,632 shares issued and outstanding, as of December 31, 2008 and December 31, 2007, respectively	1,590	1,152
Additional paid-in capital	1,431,989	1,037,902
Distributions in excess of earnings	(304,661)	(44,252)
Accumulated other comprehensive income (loss)	(42,238)	(93,827)

Total Stockholders’ Equity	1,086,680	900,975

Total Liabilities and Stockholders’ Equity	$2,123,578	$1,811,784

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

	For the Year Ended December 31,
	2008	2007	2006
REVENUE:
Rental revenue	$114,670	$70,424	$5,385
Securities income	17,567	15,691	881
Debt related income	9,376	8,951	238

Total Revenue	141,613	95,066	6,504
EXPENSES:
Rental expense	29,622	18,790	1,456
Depreciation and amortization expense	52,313	31,358	2,321
General and administrative expenses	4,232	3,784	1,305
Asset management fees, related party	11,599	8,707	722

Total Operating Expenses	97,766	62,639	5,804
Operating Income	43,847	32,427	700
Other Income (Expenses):
Equity in earnings of unconsolidated joint venture	586	—	—
Interest income	11,751	11,927	1,259
Interest expense	(45,112)	(33,600)	(2,076)
Loss on derivatives	(11,673)	(557)	—
Gain on extinguishment of debt	9,309	—	—
Other-than-temporary impairment on securities	(192,724)	—	—

Net Income (Loss) Before Minority Interests	(184,016)	10,197	(117)
Minority Interests	7,395	868	65

Net Income (Loss) From Continuing Operations	(176,621)	11,065	(52)
Discontinued operations:
Income from discontinued operations, net of minority interest	66	—	—
Gain on dispositions of real estate interests, net of minority interest	169	—	—

NET INCOME (LOSS)	$(176,386)	$11,065	$(52)

NET INCOME (LOSS) PER COMMON SHARE-BASIC
Net income (loss) from continuing operations	$(1.26)	$0.13	$(0.01)
Net income (loss) from discontinued operations, net of minority interest	(0.00)	—	—

Net income (loss)	$(1.26)	$0.13	$(0.01)

NET INCOME (LOSS) PER COMMON SHARE-DILUTED
Net income (loss) from continuing operations	$(1.26)	$0.13	$(0.02)
Net income (loss) from discontinued operations, net of minority interest	(0.00)	—	—

Net income (loss)	$(1.26)	$0.13	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	140,106	85,473	7,087

Diluted	144,533	85,493	7,107

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2005	—	$—	$2	$—	$—	$2
Comprehensive loss:
Net loss	—	—	—	(52)	—	(52)
Net unrealized change from available-for-sale securities	—	—	—	—	973	973

Comprehensive loss						921
Issuance of common stock, net of offering costs	32,305	323	286,384	—	—	286,707
Amortization of stock based compensation	—	—	5	—	—	5
Distributions on common stock	—	—	—	(4,090)	—	(4,090)

Balances, December 31, 2006	32,305	323	286,391	(4,142)	973	283,545

Comprehensive loss:
Net income	—	—	—	11,065	—	11,065
Net unrealized change from available-for-sale securities	—	—	—	—	(67,132)	(67,132)
Cash flow hedging derivatives	—	—	—	—	(27,668)	(27,668)

Comprehensive loss						(83,735)
Issuance of common stock, net of offering costs	83,199	831	753,394	—	—	754,225
Redemptions of common stock	(208)	(2)	(1,893)	—	—	(1,895)
Amortization of stock based compensation	—	—	10	—	—	10
Distributions on common stock	—	—	—	(51,175)	—	(51,175)

Balances, December 31, 2007	115,296	1,152	1,037,902	(44,252)	(93,827)	900,975

Comprehensive loss:
Net loss	—	—	—	(176,386)	—	(176,386)
Net unrealized change from available-for-sale securities	—	—	—	—	63,411	— 63,411
Cash flow hedging derivatives	—	—	—	—	(11,822)	(11,822)

Comprehensive loss						(124,797)
Issuance of common stock, net of offering costs	49,751	498	449,612	—	—	450,110
Redemptions of common stock	(6,018)	(60)	(55,537)	—	—	(55,597)
Amortization of stock based compensation	—	—	12	—	—	12
Distributions on common stock	—	—	—	(84,023)	—	(84,023)

Balances, December 31, 2008	159,029	$1,590	$1,431,989	$(304,661)	$(42,238)	$1,086,680

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$(176,386)	$11,065	$(52)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interests	(7,395)	(868)	(65)
Equity in earnings of unconsolidated joint venture	(187)	—	—
Real estate depreciation and amortization expense	52,313	31,358	2,321
Net accretion of real estate securities discount and premiums	(1,114)	—	—
Other depreciation and amortization	(2,856)	56	111
Loss on derivatives	11,673	557	—
Gain on the sale of real estate	(203)	—	—
Gain on extinguishment of debt	(9,309)	—	—
Impairment of available-for-sale securities, net	192,724	—	—
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	735	(6,422)	(657)
Decrease in other assets	(1,183)	(13,844)	(1,361)
Increase in accounts payable and accrued expenses	87	7,008	1,722
Increase in other liabilities	1,446	2,862	675

Net cash provided by operating activities	60,345	31,772	2,694
INVESTING ACTIVITIES:
Investment in real property	(136,147)	(881,631)	(253,238)
Investment in unconsolidated joint venture	(17,345)	—	—
Investment in real estate securities	—	(207,862)	(38,932)
Principal collections on real estate securities	96	—	—
Investment in debt related investments	(9,062)	(88,510)	(28,256)
Principal collections on debt related investments	35,233	12,665	—

Net cash used in investing activities	(127,225)	(1,165,338)	(320,426)
FINANCING ACTIVITIES:
Mortgage note proceeds	118,294	574,624	84,450
Mortgage note principal repayments	(113,386)	(46,137)	—
Proceeds from other secured borrowings	—	40,000	—
Repayment of other secured borrowings	(32,192)	(2,700)	—
Proceeds (repayment) of master repurchase facility	—	(10,919)	10,919
Financing obligation proceeds	64,190	67,554	39,017
Settlement of cash flow hedging derivatives	(23,966)	(241)	—
Proceeds from minority interest contributions	8,323	24,351	11,537
Proceeds from sale of common stock	449,063	829,591	271,360
Offering costs for issuance of common stock, related party	(38,850)	(76,033)	(24,244)
Redemption of common shares	(55,597)	(1,895)	—
Distributions to minority interest holders	(5,566)	(14,880)	(1,415)
Distributions to common stockholders	(30,995)	(15,261)	(604)
Purchases of undivided tenancy in common interests	(997)	—	—
(Increase) decrease in restricted cash	(14,072)	1,120	(1,125)
(Increase) decrease in deferred financing costs	(8,682)	(11,291)	(4,848)

Net cash provided by financing activities	315,567	1,357,883	385,047
NET INCREASE IN CASH AND CASH EQUIVALENTS	248,687	224,317	67,315
CASH AND CASH EQUIVALENTS, beginning of year	291,634	67,317	2
CASH AND CASH EQUIVALENTS, end of year	$540,321	$291,634	$67,317

Supplemental Disclosure of Cash Flow Information:
Assumed mortgages	$57,200	$48,156	$—
Amount issued pursuant to the distribution reinvestment plan	$44,788	$22,296	$767
Cash paid for interest	$44,321	$29,987	$1,474
Issuances of OP Units for fractional interests	$64,893	$—	$—
Non-cash financing for debt related investment	$10,753	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

1.	ORGANIZATION

Dividend Capital Total Realty Trust Inc. is a Maryland corporation formed on April 11, 2005 to invest in a diverse portfolio of real property and real estate related investments. As used herein, “the Company,” “we,” “our” and “us” refer to Dividend Capital Total Realty Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires.

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

We raise equity capital through (i) selling shares of our common stock through our public offerings, (ii) reinvestment of dividends by our stockholders through our distribution reinvestment plan and (iii) our Operating Partnership’s private placements (see Note 8). As of December 31, 2008, we had raised approximately $1.8 billion in gross proceeds, comprised of the following: (i) selling approximately 150.5 million shares of our common stock, net of redemptions, for gross proceeds of approximately $1.5 billion, (ii) issuing approximately 8.5 million shares of our common stock for gross proceeds of approximately $80.8 million pursuant to our distribution reinvestment plan and (iii) raising approximately $170.8 million pursuant to our Operating Partnership’s private placements.

We have invested in a diverse portfolio of real properties, real estate securities, and debt related investments. We primarily invest in real property, consisting of office, industrial, retail, multifamily, hospitality and other properties, primarily located in North America. Additionally, we invest in real estate securities, including securities issued by other real estate companies, commercial mortgage backed securities (“CMBS”), commercial real estate collateralized debt obligations (“CRE-CDOs”) and similar investments and certain debt related investments, including originating and participating in mortgage loans secured by real estate, junior portions of first mortgages on commercial properties (“B-notes”), mezzanine debt and other related investments.

As of December 31, 2008, we had gross investments of approximately $1.6 billion, comprised of approximately (i) $1.4 billion in real property, (ii) $52.4 million in real estate securities and (iii) $106.4 million in debt related investments, including a $17.5 million investment in an unconsolidated joint venture.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Due to our control of the Operating Partnership through our sole general partnership interest and the limited rights of the limited partners, we consolidate the Operating Partnership and limited partner interests not held by us are reflected as minority interests in the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

Our consolidated financial statements also include the accounts of our consolidated subsidiaries and joint ventures through which we are the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51 (“FIN No. 46(R)”), or through which we have a controlling interest.

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

Generally, we consolidate real estate partnerships and other entities that are not variable interest entities (as defined by FIN No. 46(R)) when we own, directly or indirectly, a majority voting interest in the entity. Our analysis of whether we consolidate real estate partnerships and other entities that are not variable interest entities is performed pursuant to several accounting pronouncements including: (i) Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, (ii) ARB No. 51, Consolidated Financial Statements (“ARB No. 51”) and (iii) AICPA Statement of Position 78-9, Accounting for Investments in Real Estate Ventures.

Investments

Real Property

Historically, we have capitalized direct costs associated with the acquisition, development or improvement of real property, including acquisition fees paid to the Advisor. Costs associated with the pursuit of acquisitions or developments are capitalized as incurred and, if the pursuit has abandoned, these costs were expensed in the period in which the pursuit was abandoned. Costs associated with the improvement of our real property assets were also capitalized as incurred. Costs incurred in making repairs and maintaining real estate assets were expensed as incurred. The results of operations for acquired real property are included in our accompanying consolidated statements of operations from their respective acquisition dates.

For periods prior to January 1, 2009, upon acquisition, the total cost of a property is allocated to land, building, building and land improvements, tenant improvements and intangible lease assets and liabilities pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”). The allocation of the total cost to land, building, building improvements and tenant improvements was based on our estimate of the property’s as-if vacant fair value. The as-if vacant fair value is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. Pursuant to SFAS No. 141, the difference between the fair value and the face value of debt assumed in an acquisition is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. The allocation of the total cost of a property to an intangible lease asset includes the value associated with the in-place leases which may include lost rent, leasing commissions, legal and other costs.

We record acquired “above” and “below-market” leases at their fair value equal to the difference between the contractual amounts to be paid pursuant to each in-place lease and management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining term of the lease plus the term of any below-market fixed-rate renewal option periods for below-market leases. In addition, we allocate a portion of the purchase price of an acquired property to the estimated value of customer relationships, if any. As of December 31, 2008, we had not recorded any estimated value to customer relationships.

Intangible in-place lease assets are amortized over the corresponding lease term. Above market lease assets are amortized as a reduction in rental revenue over the corresponding lease term. Below market lease liabilities are amortized as an increase in rental revenue over the corresponding lease term, plus any applicable fixed-rate renewal option periods. The following table summarizes the amounts that we have incurred in amortization expense for intangible lease assets and adjustments to rental revenue for above market lease assets and below market lease liabilities for the years ending December 31, 2008, 2007 and 2006 related to intangible lease assets and liabilities (amounts in thousands).

	2008	2007	2006
Intangible lease assets	$28,542	$17,400	$1,262
Above market lease assets	2,955	1,983	270
Below market lease assets	(4,893)	(2,801)	(225)

Total amortization	$26,604	$16,582	$1,307

We expense any unamortized intangible lease asset or record an adjustment to rental revenue for any unamortized above market lease asset or below market lease liability when a tenant terminates a lease before the stated lease expiration date. The following table summarizes lease asset and liabilities that we wrote off during the years ended December 31, 2008, 2007 and 2006 as a result of early lease terminations (amounts in thousands).

	2008	2007	2006
Intangible lease assets	$2,947	$303	$—
Above market lease assets	128	14	—
Below market lease assets	(1,106)	(25)	—

Total	$1,969	$292	$—

Real property assets, including land, building, building and land improvements, tenant improvements, lease commissions, and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives as described in the following table.

Description	Depreciable Life
Land	Not depreciated
Building	40 years
Building and land improvements	20 years
Tenant improvements	Lesser of useful life or lease term
Lease commissions	Over lease term
Intangible in-place lease assets	Over lease term
Above market lease assets	Over lease term
Below market lease liabilities	Over lease term, including below market fixed-rate renewal options

The following table presents expected amortization during the next five years and thereafter related to the acquired above market lease assets, below market lease liabilities and acquired in-place lease intangibles, for properties owned at December 31, 2008 (amounts in thousands):

Amortization	2009	2010	2011	2012	2013	Thereafter
Acquired above market lease assets	$(2,187)	$(1,624)	$(784)	$(360)	$(204)	$(617)
Acquired below market lease liabilities	4,766	4,376	3,962	3,665	3,003	34,197

Net rental revenue increase	2,579	2,752	3,178	3,305	2,799	33,580
Acquired in-place lease intangibles	$22,315	$18,166	$14,489	$11,259	$8,650	$41,954

During the second quarter of 2008, we identified a misstatement related to our accounting treatment of below market lease liabilities. Prior to the three months ended June 30, 2008, we valued below market leases using the non-cancelable lease terms and amortized such amounts over the same term to rental revenue. During the three months ended June 30, 2008, we corrected this error with respect to below market leases whereby the valuation and the subsequent amortization period now considers fixed-rate renewal option periods to conform to the interpretive guidance of SFAS No. 141. This misstatement resulted in a net understatement of the total amount recorded to building and improvements in our historic consolidated balance sheet by approximately $25.1 million as of December 31, 2007. Furthermore, this misstatement resulted in a net understatement of our intangible lease liabilities in our historic consolidated balance sheet by approximately $25.8 million as of December 31, 2007. The impact of the misstatement to our consolidated statement of operations for the year ended December 31, 2007 was (i) an overstatement of rental revenue of approximately $481,000, (ii) an understatement of depreciation and amortization of approximately $214,000, and (iii) an overstatement of net income by approximately $695,000 for the year ended December 31, 2007. We believe neither the origination nor the correction of the misstatement was material quantitatively or qualitatively to our financial statements for the prior periods affected or for the year ended December 31, 2008, the period in which we made our cumulative adjustment to correct the misstatement.

Real Estate Securities

As of December 31, 2008 and 2007, investments in real estate securities consisted of preferred equity securities, CMBS and CRE-CDOs. SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), requires us to classify our investments in real estate securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although we generally intend to hold most of our investments in real estate securities for the long term or until maturity, we may from time to time sell any of these assets as part of the overall management of our portfolio. As of December 31, 2008 and 2007, all of our real estate securities were classified as available-for-sale. All assets classified as available-for-sale are reported based on management’s best estimate of fair value. In determining management’s best estimate of fair value, we consider various factors including, but not limited to, current market prices if available, current interest rates, relevant market indices, broker quotes, expected cash flows and other relevant market and security-specific data as appropriate. Temporary unrealized gains and losses are excluded from earnings and reported as a separate component within stockholders’ equity referred to as other comprehensive income (loss).

Debt Related Investments

The following discussion pertains only to our mortgage, mezzanine, and B-note investments. Debt related investments are considered to be held-to-maturity, as we have both the intent and ability to hold these investments until maturity. Accordingly, these assets are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loans or investments are deemed to be impaired.

Revenue Recognition

Revenue Recognition – Real Property

We record rental revenue for the full term of each lease on a straight-line basis. Certain properties have leases that offer the tenant a period of time where no rent is due or where rent payments increase during the term of the lease. Accordingly, we record a receivable from tenants for rent that we expect to collect over the remaining lease term rather than currently, which is recorded as straight-line rents receivable. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation. For the years ended December 31, 2008, 2007 and 2006 the total increase to rental revenue due to straight-line rent adjustments was approximately $5.4 million, $2.5 million and $212,000, respectively.

Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as rental revenue. Tenant recovery income recognized as rental revenue for the years ended December 31, 2008, 2007 and 2006 was approximately $21.6 million, $14.0 million and $934,000, respectively.

Revenue Recognition – Real Estate Securities

Interest income on CMBS and CRE-CDO investments is recognized using the effective interest method in accordance with SFAS 115 and Emerging Issues Task Force (“EITF”) No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, as amended by FASB Position No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“EITF No. 99-20-1”). EITF No. 99-20 as so amended by FSP EITF No. 99-20-1, is herein after collectively referred to as “EITF No. 99-20”). Under EITF No. 99-20, at the time of purchase, our management estimates the future expected cash flows and determines the amount of accretable yield based on these estimated cash flows and the purchase price. As appropriate, we update these estimated cash flows to compute a revised yield based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate, interest rate fluctuations, interest payment shortfalls and the timing and the magnitude of credit losses on the mortgage loans underlying the securities. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and our securities income.

As discussed below in more detail, if management determines there has been an other-than-temporary impairment of our CMBS and CRE-CDOs, then we account for such securities based on their fair value and determine an accretion value based on our estimate of cash flows as described above. This accretion value is amortized to income over the expected life of the investment. For the year ended December 31, 2008, we recorded $933,000 to securities income for certain CRE-CDOs for which we recorded an other-than-temporary impairment. There were no other-than-temporary impairment charges during the years ended December 31, 2007 or 2006. See Note 4 for additional discussion of impairment of real estate securities.

Dividend income on preferred securities is recognized on the date the dividend is earned (referred to commonly as the “ex-dividend date”). Upon settlement of securities, the excess (or deficiency) of net proceeds over the net carrying value of such security or loan is recognized as a gain (or loss) in the period of settlement. All of our preferred securities investments are cumulative preferred securities. In the event that an issuer of one our investments in preferred securities suspends the payment of the dividend, we do not recognize dividend income until payments are resumed and the related ex-dividend date is declared. In the event that payments are resumed for what was a previously suspended payment, we would anticipate repayments that would compensate us for payments that the issuer previously suspended due to the cumulative nature of our investments.

Revenue Recognition — Debt Related Investments

Interest income on debt related investments is recognized over the life of the investment using the effective interest method and recognized on an accrual basis. Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan. Anticipated exit fees, where collection is expected, are also recognized over the term of the debt related investment.

Impairment

Impairment — Real Property

We review our investments in real property individually on a quarterly basis, and more frequently when such an evaluation is warranted, to determine their appropriate classification, as well as whether there are indicators of impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The investments in real property are either classified as held for sale or held and used based on outlined criteria in SFAS No. 144. As of December 31, 2008, one of our properties had been analyzed and classified as held for sale. All of our remaining properties are classified as held and used. As of December 31, 2007, all of our investments in real property had been analyzed and classified as held and used. These held and used assets are reviewed for indicators of impairment which may include, among others, each tenant’s inability to make rent payments, operating losses or negative operating trends at the property level, notification by a tenant that it will not renew its lease, a decision to dispose of a property or adverse changes in the fair value of any of our properties. If indicators of impairment exist on a held and used asset, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is greater than the current net book value, in accordance with SFAS No. 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is less than its current net book value, we recognize an impairment loss for the difference between the net book value of the property and its estimated fair value. If a property is classified as held for sale, we recognize an impairment loss if the current net book value of the property exceeds its fair value less selling costs. If our assumptions, projections or estimates regarding a property change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the property. As of December 31, 2008 and 2007, we had not recorded any impairment charges to our real properties.

Impairment — Real Estate Securities

In accordance with FASB Staff Position No. 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS No. 115-1/124-1”) and EITF No. 99-20, as applicable, we evaluate our real estate securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. When management’s estimate of fair value of a real estate security is less than its amortized cost, we consider whether there is an other-than-temporary impairment in the value of the security. The evaluation of other-than-temporary impairment differs between our investments in (i) preferred equity securities and (ii) CMBS and CRE-CDO securities, as described further below.

Preferred Equity Securities Impairment

On October 14, 2008, the staff in the Office of the Chief Accountant of the Commission noted in a letter (the “SEC Letter”) to the FASB, that after consulting with the FASB, the staff would not object to the application of an impairment model for perpetual preferred securities similar to debt securities since SFAS No. 115 does not specifically address the impact of the debt-like characteristics on the assessment of other-than-temporary impairment. The assessment of other-than-temporary impairment differs significantly between equity securities and debt securities. For equity securities, other-than-temporary impairment is recognized unless it is expected that the value of the security will recover in the near term and the investor has the intent and ability to hold the securities until recovery. However, for debt securities, impairment is considered other-than-temporary only if the investor does not have the ability and intent to hold the security until recovery or it has been determined that there has been an adverse change, either in timing or amount, of the cash flows underlying the investment. Such an evaluation should be based on our ability and intent to hold the security to recovery and the underlying credit of the issuers. We adopted this impairment model for our investments in perpetual preferred securities during the year ended December 31, 2008. The SEC Letter noted that the views of the staff were an intermediate step in the process of addressing the impairment of perpetual preferred securities and asked the FASB to expeditiously address the issue. As of December 31, 2008, all of our preferred securities investments were perpetual preferred securities. In applying the impairment model for perpetual preferred securities, we apply a debt security impairment model for our preferred equity securities investments that are of investment grade quality credit. Preferred equity securities that are of below investment grade quality are analyzed for other-than-temporary impairment under an equity security model. If, in our judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to its fair value as of the respective balance sheet date, and the respective unrealized loss is reclassified from accumulated other comprehensive loss and recorded as a reduction to earnings.

We reviewed our preferred equity security investments for indicators of other-than-temporary impairment. This review included analysis of (i) the length of time and the extent to which the fair value has been lower than carrying value, (ii) the financial condition and near-term prospects of the issuer including consideration of any credit deterioration and (iii) our intent and ability to hold our investment for a reasonable period of time sufficient to allow for a forecasted recovery of fair value. Based on the results of this review, we recorded other-than-temporary impairment charges of approximately $69.7 million related to our preferred equity securities during the year ended December 31, 2008. There were no other-than-temporary impairment charges related to our preferred equity securities during the same periods in 2007 or 2006.

CMBS and CRE-CDO Securities Impairment

On January 12, 2009, the FASB issued EITF No. 99-20-1. Prior to EITF No. 99-20-1, we were required to estimate cash flows from our CMBS and CRE-CDO securities using current information and events that a “market participant” would use in determining the fair value of the securities. EITF No. 99-20-1 amends EITF No. 99-20 by removing the concept of a market participant’s expectation of cash flows and instead requires management to determine whether it believes that it is probable that there has been an adverse change in the estimated timing and amount of cash flows from its securities based on all relevant, available information, including information about past events, current conditions and reasonable and supportable forecasts. In estimating cash flows of our securities, we specifically consider and analyze factors such as remaining payment terms, prepayments, financial condition of the issuer, expected defaults, analyst reports and forecasts, credit ratings, the value of the underlying collateral and other market data that are relevant to the collectability of the contractual cash flows from the security, which requires significant judgment. In determining whether an other-than-temporary impairment has occurred, we considered both the timing and amount of cash flows and our intent and ability to hold an investment for a reasonable period of time sufficient to allow for a forecasted recovery of fair value. If, in our judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to its fair value as of the respective balance sheet date, and the respective unrealized loss is reclassified from accumulated other comprehensive loss and recorded as a reduction to earnings. Based on the results of this review, we recorded other-than-temporary impairment charges related to our CMBS and CRE-CDO investments during the year ended December 31, 2008 of approximately $123.0 million. There were no other-than-temporary impairment charges related to our CMBS and CRE-CDO investments during the same periods in 2007 or 2006.

Impairment — Debt Related Investments

We review our debt related investments on a quarterly basis, and more frequently when such an evaluation is warranted, to determine if impairment exists in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”). A debt related investment is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the agreement. When a loan is deemed impaired, the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. There were no impairment losses recognized for our debt related investments in the accompanying consolidated statements of operations during the years ended December 31, 2008, 2007 and 2006.

Derivative Instruments and Hedging Activities

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, we record all derivative instruments in the accompanying consolidated balance sheets at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. Derivative instruments used to hedge exposure to changes in the fair value of an asset, liability, or firm commitments attributable to a particular risk, such as interest rate risk, are considered “fair value” hedges. Derivative instruments used to hedge exposure to variability in expected future cash flows, such as future interest payments, or other types of forecasted transactions, are considered “cash flow” hedges. We do not have any fair value hedges.

For derivative instruments designated as cash flow hedges, the changes in the fair value of the derivative instrument that represents changes in expected future cash flows which are effectively hedged by the derivative instrument are initially reported as other comprehensive income (loss) in the consolidated statement of stockholders’ equity until the derivative instrument is settled. Upon settlement, the effective portion of the hedge is recognized as other comprehensive income (loss) and amortized over the term of the designated cash flow or transaction the derivative instrument was intended to hedge. The change in value of any derivative instrument that is deemed to be ineffective is charged directly to earnings when the determination of ineffectiveness is made. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For purposes of determining hedge ineffectiveness, management estimates the timing and potential amount of future fixed-rate debt issuances each quarter in order to estimate the cash flows of the designated hedged item or transaction. Management considers the likelihood of the timing and amount of entering into such forecasted transactions when determining the expected future fixed-rate debt issuances. We do not use derivative instruments for trading or speculative purposes. Additionally, we have an interest rate collar and an interest rate cap that are not designated as hedges pursuant to the requirements of SFAS No. 133. These derivatives are not speculative and are used to manage exposure to interest rate volatility. We classify cash paid to settle our forward starting swaps as financing activities in our consolidated statements of cash flows.

Investment in Unconsolidated Joint Venture

During 2008, we indirectly acquired a debt related investment structured as a redeemable preferred equity interest through a joint venture arrangement (the “Liberty Avenue Debt Investment”). We account for the Liberty Avenue Debt Investment under the equity method of accounting since we own more than a minor interest in the fund, but do not unilaterally control the fund and were not considered to be the primary beneficiary under FIN No. 46(R). The investment was recorded initially at cost, and is subsequently adjusted for equity in net income (loss) and cash contributions and distributions to reflect the investment at its book value assuming hypothetical liquidation. When circumstances indicate there may have been a loss in value of an equity investment, we evaluate the investment for impairment by estimating our ability to recover our investment from future expected cash flows. If we determine the loss in value is other than temporary, we recognize an impairment charge to reflect the investment at fair value.

Discontinued Operations

In accordance with SFAS No. 144, we classify certain properties and related assets and liabilities as held for sale when certain criteria are met. At such time, the respective assets and liabilities are presented separately on our consolidated balance sheets. Assets held for sale are reported at the lower of carrying value or estimated fair value less estimated costs to sell. The operating results of such properties are presented in “Income from discontinued operations, net of minority interest” for all periods presented. Depreciation is not recorded once a property is classified as held for sale. We recognize any gain on sales of our real estate assets in accordance with SFAS No. 66, Accounting for Sales of Real Estate (“SFAS No. 66”) if the recognition criteria have been met. The net gain on sale are presented in “Gain on dispositions of real estate interests, net of minority interest” when recognized.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less such as money market mutual funds. As of December 31, 2008 and 2007, we have not realized any losses in such cash accounts or investments related to, and believe that we are not exposed to, any significant credit risk.

Restricted Cash

Restricted cash consists primarily of lender and property-related escrow accounts and deposits related to potential future financing activities. As of December 31, 2008 and 2007, we have not realized any losses in such restricted cash accounts or investments related to, and believe that we are not exposed to, any significant credit risk.

Subscriptions Receivable

Subscriptions receivable consists of subscriptions to purchase shares of our common stock through our public offerings for which we had not yet received the cash proceeds as of the balance sheet dates. We record subscriptions receivable in accordance with Emerging Issues Task Force Issue No. 85-1, Classifying Notes Received for Capital Stock. All cash proceeds not collected as of December 31, 2008 and 2007 were collected in the respective subsequent period.

Collectability of Receivables

We evaluate the collectability of our rent and other receivables on a regular basis based on factors including, among others, payment history, the financial strength of the tenant or borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full amount of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. As of December 31, 2008 and 2007, we had allowances included in the caption other assets, net, of approximately $618,000 and $103,000, respectively. If our assumptions or estimates regarding the collectability of a receivable change in the future, we may have to record allowances to reduce or further reduce the carrying value of the receivable.

Deferred Loan Costs

Deferred loan costs include fees and costs incurred to obtain long-term financing. These fees and costs are amortized over the terms of the related loans. As of December 31, 2008 and 2007, we had outstanding deferred loan costs of $14.8 million and $14.9 million, net of accumulated amortization of approximately $1.7 million and $1.3 million, respectively. Unamortized deferred loan costs are included in the gain or loss on debt extinguishment if debt is retired before the maturity date.

Stock-Based Compensation

As of December 31, 2008 and 2007, we had granted 60,000 and 45,000 options, respectively, to our independent directors pursuant to the equity incentive plan. We account for our equity incentive plan under the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) and its related interpretations. Options granted under our equity incentive plan are valued using the Black-Scholes option-pricing model and are amortized to salary expense on a straight-line basis over the benefit period. Such expense is included in general and administrative expenses in the accompanying consolidated statements of operations. For the years ended December 31, 2008, 2007 and 2006, we recorded expense related to the equity incentive plan of approximately $12,000, $10,000 and $5,000, respectively. The following table describes options to purchase common stock that have been granted to our independent directors pursuant to our equity incentive plan as of December 31, 2008.

Grant Date	Exercise Price per Share	Maximum Term	Vesting Period	Options Granted
4/3/2006	$11.00	10 years	5 years	30,000
8/27/2007	$11.00	10 years	2 years	15,000
8/21/2008	$11.00	10 years	2 years	15,000

Total				60,000

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) as reported in the accompanying consolidated statements of stockholders’ equity primarily consists of changes in the fair value of available-for-sale real estate securities and changes in the fair value of cash flow hedges.

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

Income Taxes

We operate in a manner intended to qualify as a REIT for U.S. federal income tax purposes. We first elected REIT status for our taxable year ended December 31, 2006. As a REIT, we generally will not be subject to federal income taxes on net income that we distribute to our stockholders. We intend to make timely distributions sufficient to satisfy the annual distribution requirements. We believe we are organized and operate in such a manner and intend to operate in the foreseeable future in such a manner to qualify as a REIT for federal income tax purposes. We are, however, subject to certain state and local taxes. Our taxable REIT subsidiary, DCTRT Leasing Corporation, is also subject to federal, state, and local taxes.

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

Concentration of Credit Risk and Other Risks and Uncertainties

All of our investments are subject to various risks inherent in the economic environment but certain of our investments, particularly our real estate securities investments, have been significantly impacted. Our investments in securities rely heavily on an active and orderly credit market and therefore the value of these securities is highly sensitive to changes in the credit market as well as the overall economic environment. In the summer of 2007, the domestic credit market began to deteriorate led by increasing defaults on sub-prime residential mortgages and continued across all forms of mortgage lending including commercial real estate and the general credit market as a whole. These changes have significantly and adversely affected the value and the liquidity of our real estate securities. If the existing state of the economy continues or worsens, it will likely continue to adversely impact the value and liquidity of our securities and could adversely impact the ability for these securities to generate current income. Continued market volatility and uncertainty may also cause certain market indicators of impairment to persist, leading to further potential other-than-temporary impairment charges and/or permanent losses in our real estate security investments.

We do not know with any level of certainty the full extent to which the current economic environment will continue to affect us. If we were forced to liquidate our securities portfolio into the current market, we would experience significant and permanent losses on these investments. However, based upon our available cash balances and other sources of capital, we believe that we currently have sufficient liquidity to hold our real estate securities on a long-term basis and we are not dependent upon selling these investments in order to fund our operations or any of our other near term commitments.

While the current credit quality of the underlying loans that comprise our CMBS and CRE-CDO investments reflect modest levels of deterioration, we remain cautious about the future prospects of these investments and acknowledge that the effects to the underlying credit quality may be delayed relative to the current economic situation. Furthermore, while the credit quality may reflect only modest levels of deterioration, the change in value of the underlying loans may also negatively impact the performance of our investment in these securities.

The lack of liquidity in the market has also made the valuation process pertaining to our CMBS and CRE-CDO investments difficult and subjective. Historically, our estimate of the value of these investments was primarily based on active issuances and the secondary trading market of such securities as compiled and reported by independent pricing agencies. The current market environment is absent new issuances and there has been very limited, if any, secondary trading of CMBS and CRE-CDOs. Therefore, our estimate of fair value requires significant judgment by management and consideration of other indicators of value such as pricing services, broker quotes, current interest rates, relevant market indices, expected cash flows and other relevant market and security-specific data as appropriate. While we have used all available evidence to determine our best estimate of fair value, in accordance with SFAS No. 157, the amount that we could obtain if we were forced to liquidate these securities in the current market may be significantly different than our estimate of fair value.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), which retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. Under SFAS No. 141(R), certain transaction costs that have historically been capitalized as acquisition costs will be expensed. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply the provisions of SFAS No. 141(R) prior to that date. We will adopt the provisions of SFAS No. 141(R) on January 1, 2009.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”), which amends SFAS No. 133 to provide additional information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires enhanced disclosures about an entity’s derivatives and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We anticipate that it will not have an effect on our results of operations or financial position as it only provides for new disclosure requirements.

3.	INVESTMENTS IN REAL PROPERTY

Our consolidated investments in real property consist of investments in office and office/R&D, industrial and retail properties. The following tables summarize our consolidated investments in real property as of December 31, 2008 and 2007. The following table does not include one real property asset that is classified as held for sale (amounts in thousands).

Real Property	Land	Building and Improvements	Intangible Lease Assets	Gross Investment Amount	Intangible Lease Liabilities	Total Investment Amount
As of December 31, 2008:
Office and office/R&D properties	$85,434	$271,880	$68,466	$425,780	$(7,883)	$417,897
Industrial properties	50,136	283,965	36,788	370,889	(8,952)	361,937
Retail properties	198,734	383,984	66,376	649,094	(43,922)	605,172

Total gross book value	334,304	939,829	171,630	1,445,763	(60,757)	1,385,006
Accumulated depreciation/amortization	—	(38,787)	(49,021)	(87,808)	6,788	(81,020)

Total net book value	$334,304	$901,042	$122,609	$1,357,955	$(53,969)	$1,303,986

As of December 31, 2007:
Office and office/R&D properties	$78,228	$164,592	$47,393	$290,213	$(2,826)	$287,387
Industrial properties	43,328	230,335	32,666	306,329	(3,211)	303,118
Retail properties	190,635	360,498	67,616	618,749	(21,052)	597,697

Total gross book value	312,191	755,425	147,675	1,215,291	(27,089)	1,188,202
Accumulated depreciation/amortization	—	(15,472)	(20,144)	(35,616)	3,000	(32,616)

Total net book value	$312,191	$739,953	$127,531	$1,179,675	$(24,089)	$1,155,586

Acquisitions

During the year ended December 31, 2008, we acquired 13 real properties with a gross investment amount of approximately $200.7 million, comprising approximately 1.8 million net rentable square feet (including one retail property that was acquired and disposed of during the year ended December 31, 2008 and one retail property that was classified as held for sale as of December 31, 2008). During the year ended December 31, 2007, we acquired 47 real properties with a gross investment amount of approximately $987.4 million, comprising approximately 7.1 million net rentable square feet. All of our properties were acquired using a combination of (i) net proceeds from our public and private offerings, (ii) debt financings and (iii) minority interest equity contributions. The results of operations for the acquired properties are included in our consolidated statements of operations from the respective dates of acquisition.

Property Disposition

On December 24, 2008, we disposed of one retail property located in the Palm Springs, California market to a third-party buyer for gross proceeds of approximately $5.7 million, which had a gross investment value of approximately $5.1 million at disposition. We recorded an after-tax gain of approximately $169,000. The total cash proceeds from the disposition were used to simultaneously repay the outstanding principal balance of a mortgage loan related to the disposed property and to repay the majority of the outstanding principal balance of a related loan that is secured by a retail property located in Palm Beach, Florida that is currently held for sale. Our Advisor received an asset management fee associated with the sale of this property of approximately $51,000. We acquired this property during 2008.

Assets Held for Sale

As of December 31, 2008, we had one retail property with a net investment amount of approximately $3.1 million located in the Palm Beach, Florida market which was classified as held for sale in accordance with SFAS No. 144. The related results of operations of this asset are presented as discontinued operations in the accompanying financial statements.

Future Minimum Rentals

Future minimum rentals to be received under non-cancelable operating and ground leases in effect as of December 31, 2008, are as follows (amounts in thousands).

For years ended December 31,	Future Minimum Rentals
2009	$95,634
2010	89,538
2011	76,701
2012	68,039
2013	59,444
Thereafter	330,005

Total	$719,361

The table above does not reflect future rental revenues from the potential renewal or replacement of existing and future leases and excludes property operating expense reimbursements and assumes no early termination of leases.

Tenant Concentration

As of December 31, 2008, the Stop & Shop Supermarket Company (“Stop & Shop”), which represents 13.1% of our annualized rental revenue, was our only tenant whose annualized rental revenue exceeded 10.0% of our total annualized rental revenue. Stop & Shop occupies 14 of our retail properties and each location is leased under separate leasing agreements. Stop & Shop operates over 375 grocery stores throughout seven states primarily located in the Northeast region of the United States. Stop & Shop is a consolidated subsidiary of Koninklijke Ahold N.V. (“Ahold”). Ahold is one of the largest food retailers in the world, based in Amsterdam, the Netherlands.

4.	INVESTMENT IN REAL ESTATE SECURITIES

As of December 31, 2008, the estimated fair value of our real estate securities investments was approximately $52.4 million, consisting of $31.6 million for our investments in preferred equity securities and $20.8 million for our investments in CMBS and CRE-CDOs. As of December 31, 2007, the fair value of our real estate securities was approximately $180.7 million, consisting of $75.5 million for our investments in preferred equity securities and $105.2 million for our investments in CMBS and CRE-CDOs. As of December 31, 2008 the weighted average term remaining until expected maturity of our CMBS and CRE-CDO investments was approximately 7.3 years, based on amounts invested. As of December 31, 2008 the weighted average publicly available rating, as provided by Standard and Poor’s, of our CMBS and CRE-CDO securities were approximately BB and BB+, respectively. Our preferred equity securities are perpetual in nature and therefore do not have expected maturity dates and approximately 84% of preferred equity securities, based on amount invested, do not have credit ratings. The following table describes our investments in real estate securities as of December 31, 2008 and 2007 (dollar amounts in thousands).

	2008
	Preferred Equity	CRE-CDOs	CMBS	Total
Amount invested	$102,725	$139,821	$4,019	$246,565
Other-than-temporary impairment	(69,694)	(119,481)	(3,549)	(192,724)
Net accretion of discounts and premiums	—	1,167	109	1,276

Amortized cost	33,031	21,507	579	55,117
Gross unrealized loss	(1,439)	(1,310)	—	(2,749)

Fair value	$31,592	$20,197	$579	$52,368

	2007
	Preferred Equity	CRE-CDOs	CMBS	Total
Amount invested	$102,725	$139,917	$4,019	$246,661
Other-than-temporary impairment	—	—	—	—
Net accretion of discounts and premiums	—	102	58	160

Amortized cost	102,725	140,019	4,077	246,821
Gross unrealized loss	(27,236)	(37,760)	(1,162)	(66,158)

Fair value	$75,489	$102,260	$2,914	$180,663

The following table describes our income from real estate securities investments for the years ended December 31, 2008, 2007 and 2006 (dollar amounts in thousands).

Security Type	2008	2007	2006	Weighted Average Yield (1)
Preferred Equity	$7,611	$6,245	$668	5.6%
CRE-CDO (2)	9,671	9,152	165	5.8%
CMBS	285	294	48	5.0%

Total	$17,567	$15,691	$881	5.7%

(1)	Weighted average yield is calculated on an unlevered basis using the amount invested, current interest rates and accretion of premiums and discounts realized upon the initial investment for each security type. For purposes of this table yields for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of December 31, 2008. For purposes of this table, we have also assumed 0.0% yields on our preferred equity securities investments for which the preferred dividend payment has been indefinitely suspended.

(2)	Incremental accretion associated with impairment charges totaled approximately $933,000 for the year ended December 31, 2008.

Other-than-Temporary Impairment

During the year ended December 31, 2008, we recorded impairment charges totaling approximately $192.7 million, related to other-than-temporary impairment of our real estate securities. This impairment charge was comprised of (i) impairment charges of approximately $69.7 million related to our preferred equity securities and (ii) impairment charges of approximately $123.0 million related to our CMBS and CRE-CDO securities. These impairment charges are reflected in the accompanying consolidated statements of operations. During the same periods in 2007 and 2006 we did not record any impairment charges to our real estate securities.

Pursuant to EITF No. 99-20, if we determine that the underlying cash flows of a security have been adversely affected we recognize an other-than-temporary impairment. For subsequent income recognition, the amount of accretable yield should be recalculated using revised estimated cash flows. For the year ended December 31, 2008, we recorded approximately $933,000 in securities income as a result of accretable yield associated with previously impaired CRE-CDOs. No accretion was recorded for the same periods in 2007 and 2006 as a result of other-than-temporary impairment charges and/or a change in estimated cash flows.

Unrealized Losses

As of December 31, 2008, the balance in other comprehensive income (loss) specific to our real estate securities reflects a loss of approximately $2.7 million.

The following table presents the unrealized losses and estimated fair values of our real estate securities investments by length of time that such securities have been in a continuous unrealized loss position at December 31, 2008 and 2007. For purposes of the following table, for securities which we have previously recorded an other-than-temporary impairment charge, the unrealized loss amount (if any) is determined based on comparing the fair value as of December 31, 2008 to the fair value recorded as of the most recent impairment date. Securities for which we recorded an other-than-temporary impairment charge as of December 31, 2008 have been excluded from the below table (dollar amounts in thousands).

	Less Than 12 Months			12 Months or Greater			Total
Type of Security	Number of Holdings	Fair Value	Gross Unrealized Loss	Number of Holdings	Fair Value	Gross Unrealized Loss	Number of Holdings	Fair Value	Gross Unrealized Loss
As of December 31, 2008:
Preferred Equity	3	$3,658	$755	2	$1,139	$684	5	$4,797	$1,439
CMBS and CRE-CDOs	2	1,935	1,310	0	—	—	2	1,935	1,310

Total	5	$5,593	$2,065	2	$1,139	$684	7	$6,732	$2,749

As of December 31, 2007:
Preferred Equity	23	$74,948	$27,033	1	$541	$204	24	$75,489	$27,237
CMBS and CRE-CDOs	15	98,073	35,971	2	7,101	2,951	17	105,174	38,922

Total	38	$173,021	$63,004	3	$7,642	$3,155	41	$180,663	$66,159

Based upon our intent and ability to hold these real estate securities for a period of time sufficient to allow for a forecasted recovery of fair value, the continued performance of the issuer or the underlying collateral, as well as our assessment, based on all available evidence considered, that the underlying cash flows will continue to perform in the future, the gross unrealized loss of approximately $2.7 million is considered to be temporary as of December 31, 2008, and, as a result, no additional impairment losses related to the real estate securities in the above table have been recognized. See Note 2 for discussion of the impairment models applicable to our investments in real estate securities.

The extreme volatility and disruption to global capital markets and the onset of a recession in the world’s major economies have exerted significant downward pressure on prices of equity securities markets and resulted in severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. These developments have significantly impacted the fair value of our real estate securities. Continued volatility in the equity markets could continue to significantly impact the fair values of our preferred equity securities and result in further other-than-temporary impairment charges. Further deterioration of economic and credit market conditions would likely result in significant negative changes in factors such as financial conditions of the issuers, expected defaults, analyst reports and forecasts, credit ratings, the value of the underlying collateral and other market data that are relevant to the collectability of the contractual cash flows from these securities, adversely impacting the fair value of our CMBS and CRE-CDO securities and potentially resulting in additional other-than-temporary impairment charges.

Investment Activity

During 2008, we did not invest in any additional real estate securities. During 2007, we acquired real estate securities with an aggregate cost of approximately $199.6 million which were comprised of: (i) preferred equity securities with an aggregate cost of approximately $82.6 million and (ii) CMBS and CRE-CDOs with an aggregate cost of approximately $117.0 million. These assets were acquired using a combination of net proceeds from our public and private offerings.

Contractual Maturities

Our preferred equity securities are perpetual in nature and therefore lack stated maturity, call or redemption dates. Our CMBS and CRE-CDO all have contractual maturities ranging from 2042 through 2052. Expected maturities may differ from contractual maturities due to potential prepayment on CMBS and CRE-CDO securities.

5.	DEBT RELATED INVESTMENTS

As of December 31, 2008, we had approximately $106.4 million in debt related investments including an investment of approximately $17.5 million in an unconsolidated joint venture (see the discussion below regarding the Liberty Avenue Debt Investment). The following table describes our debt related investments as of December 31, 2008 and 2007 (dollar amounts in thousands).

					Weighted Average Maturity in Years (1)
	Number of Investments		Net Investment
Investment Type	2008	2007	2008	2007
Mortgage loan (2)	—	1	$—	$28,000	N/A
B-notes	4	4	51,930	51,942	2.7
Mezzanine debt	2	2	36,919	24,149	5.9

Subtotal	6	7	88,849	104,091	4.0
Unconsolidated joint venture	1	—	17,532	—	1.4

Total	7	7	$106,381	$104,091	3.6

(1)	As of December 31, 2008 and weighted by the relative investment amounts.

(2)	During the year ended December 31, 2008, our one mortgage loan investment was repaid in full.

The following table describes our debt related income, including equity in earnings of an unconsolidated joint venture, for the years ended December 31, 2008, 2007 and 2006 (dollar amounts in thousands).

				Weighted Average Yield as of December 31, 2008 (1)
Investment Type	2008	2007	2006
Mortgage loan (2)	$2,346	$2,828	$13	N/A
B-notes	3,947	4,231	225	5.9%
Mezzanine debt	3,083	1,892	—	10.0%

Subtotal	$9,376	$8,951	$238	7.6%
Unconsolidated joint venture	586	—	—	13.0%

Total	$9,962	$8,951	$238	8.5%

(1)	Weighted average yield is calculated on an unlevered basis using the amount invested, current interest rates and accretion of premiums or discounts realized upon the initial investment for each investment type as of December 31, 2008. Yields for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of December 31, 2008 for purposes of this table.

(2)	During the year ended December 31, 2008, our one mortgage loan investment was repaid in full.

Debt Related Investment and Repayment Activity

Liberty Avenue Debt Investment

On September 25, 2008, we indirectly acquired the Liberty Avenue Debt Investment, a debt investment structured as a redeemable preferred equity investment through a joint venture arrangement. We acquired the Liberty Avenue Debt Investment for a gross investment amount of approximately $17.3 million, which represents our 80% interest in the joint venture. Our investment amount includes an acquisition fee paid to our Advisor of approximately $170,000. The Liberty Avenue Debt Investment relates to an office property located in Pittsburgh, Pennsylvania. The Liberty Avenue Debt Investment matures in May 2010 and we have an option to purchase the underlying property in 2010.

The Liberty Avenue Joint Venture is accounted for as an unconsolidated joint venture, which we account for using the equity method per guidance established under APB No. 18. We include the Liberty Avenue Debt Investment in our debt related investments operating segment as the terms of our investment are managed similar to our other debt related investments.

Greensboro Park Mezzanine Loan

On May 20, 2008, we acquired the Greensboro Park Mezzanine Loan for a gross investment amount of approximately $16.7 million, which includes an approximate $165,000 acquisition fee paid to our Advisor. The Greensboro Park Mezzanine Loan is secured by the equity interest of the owner of an office property located in the Washington, D.C. market. We acquired the loan at a $1.8 million discount to par value. The Greensboro Park Mezzanine Loan matures in June 2012. We paid for the Greensboro Park Mezzanine Loan through a combination of net proceeds from our public and private offerings and debt financing (see Note 6 for discussion of this debt financing).

Mortgage Note and Mezzanine Loan Repayment

During 2008, we received full repayment of one of our debt related investments, which included both a mortgage note portion and a mezzanine loan portion associated with a real estate development project located in the New York City market. At the time of repayment, the mortgage note and the mezzanine loan had an outstanding balance of $28.0 million and $7.3 million, respectively.

As of December 31, 2008, all our debt related investments were interest only and were not subject to any delinquent principal or interest payments. In addition, all of our debt related investments are subordinate to other more senior positions with respect to the underlying collateral. The following table summarizes our debt related investments as of December 31, 2008 (dollar amounts in thousands).

Description	Region	Interest Rate (1)	Maturity Date (2)	Face Amount of Debt (3)	Amount of Debt
B-note	Mountain	LIBOR + 3.3%	August 2009	$13,947	$13,947
B-note	Pacific	LIBOR + 2.9%	January 2010	20,000	20,004
B-note	Pacific	9.2%	October 2011	3,000	2,972
B-note	Southwest	10.7%	October 2016	15,000	15,007
Mezzanine debt	Southwest	10.5%	December 2016	20,000	19,938
Mezzanine debt	Mid-Atlantic	9.4%	May 2012	18,381	16,981

Subtotal		7.6%		$90,328	$88,849
Unconsolidated joint venture	Northeast	13.0%	May 2010	17,329	17,532

Total/weighted average		8.5%		$107,657	$106,381

(1)	All variable rate loans are based on the one month LIBOR rate and repriced monthly. The weighted average calculation is based on the one month LIBOR rate as of December 31, 2008.

(2)	Reflects the initial maturity of the investment and does not consider any options to extend that are at the discretion of the borrower.

(3)	Reflects the principal amount of the debt investment outstanding which is net of principal repayments.

6.	DEBT OBLIGATIONS

We use and intend to continue to use debt as a means of financing a portion of our investments. As of December 31, 2008 and 2007, we had outstanding debt obligations of approximately $734.9 million and $699.0 million, respectively. These borrowings were comprised of mortgage notes as of December 31, 2008 and 2007 of approximately $719.0 million and $661.7 million, respectively, and other secured borrowings of approximately $15.9 million and $37.3 million, respectively.

Mortgage Notes

The following table describes our mortgage notes related to our operating properties in more detail as of December 31, 2008 and 2007 (dollar amounts in thousands).

	Weighted Average Stated Interest Rate		Outstanding Balance (1)		Gross Investment Amount of Properties Securing Mortgage Notes
	2008	2007	2008	2007	2008	2007
Fixed rate mortgages	6.0%	5.9%	$661,031	$490,797	$1,131,051	$769,261
Floating rate mortgages (2)	2.2%	6.0%	57,988	170,886	82,320	262,224

Total / weighted average	5.7%	5.9%	$719,019	$661,683	$1,213,371	$1,031,485

(1)	Amounts presented are net of unamortized discounts to the face value of our outstanding fixed-rate mortgages $221,000 as of December 31, 2008 and net of unamortized premiums of $590,000 as of December 31, 2007.

(2)	As of December 31, 2008 and 2007, floating-rate mortgage notes were subject to interest rates at spreads of 1.40% to 3.50% and 0.95% to 1.60%, respectively, over one-month LIBOR.

As of December 31, 2008, 18 mortgage notes were interest only and 15 mortgage notes were fully amortizing with outstanding balances of approximately $534.2 million and $184.8 million, respectively. Mortgage notes outstanding as of December 31, 2008 had maturity dates ranging from June 2009 through September 2036. One of our mortgage notes in the amount of $41.8 million will mature in 2009 and this mortgage note has three extension options. Three of our mortgage notes for a total amount of $19.7 million will mature in 2010 and two of these notes in the amount of approximately $16.1 million have extension options. Certain mortgage notes require us to maintain limited financial covenants, all of which were met as of December 31, 2008.

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

We repaid the total outstanding aggregate principal balance of both loans for an amount of approximately $111.5 million, representing an approximate $10.4 million discount, or 91.5% of par, from the outstanding aggregate principal balance without penalty and in complete satisfaction of our repayment obligations under the New England Mortgage Loan and the New England Mezzanine Loan agreements. In the accompanying consolidated statements of operations, this discount is presented as a gain on extinguishment of debt, net of approximately $1.1 million of unamortized deferred loan costs.

Borrowing Activity

During the year ended December 31, 2008, we obtained or assumed approximately $184.8 million in new mortgage debt financing that was secured by 21 real properties. During the year ended December 31, 2007, we obtained or assumed approximately $622.8 million in new mortgage debt that was secured by 48 real properties.

Other Secured Borrowings

Borrowings Secured by Debt Related Investments

To partially finance the acquisition of the Greensboro Park Mezzanine Loan, we obtained a floating-rate loan with an outstanding principal balance of approximately $10.8 million that bears interest based at a spread of 1.50% over the one-month LIBOR rate. The loan was used to acquire the Greensboro Park Mezzanine Loan debt related investment and has a maturity date that is coterminous with the maturity of the Greensboro Park Mezzanine Loan, which occurs in 2012. We repaid approximately $592,000 of the outstanding principal balance of this loan during the year ended December 31, 2008, resulting in an outstanding principal balance of approximately $10.2 million as of December 31, 2008. As of December 31, 2008, the net investment amount of the debt investment which secures this borrowing was approximately $16.8 million. For the year ended December 31, 2008, we incurred interest expense for this loan of approximately $273,000. For the years ended December 31, 2007 and 2006, we did not incur interest expense related to the Greensboro Park Mezzanine Loan.

Securities Margin Account

In July 2006, we established a securities margin account with an independent, third-party commercial lender intended to enable us to borrow funds for various purposes secured by our preferred equity securities. As of December 31, 2008, the fair value of the preferred equity securities which serve as collateral for the securities margin account was approximately $31.6 million. Pursuant to this securities margin account, we have the capacity to borrow up to 65% of the market value of any eligible real estate security held in the account. As of December 31, 2008 and 2007, approximately $5.7 million and $37.3 million, respectively, were outstanding on the securities margin account. The proceeds from these borrowings were used for general corporate and investment purposes. Borrowings associated with this securities margin account are charged interest at a rate of one-month LIBOR plus 50 basis points, and as of December 31, 2008, the interest rate on the securities margin account was approximately 0.9%. For the years ended December 31, 2008, 2007 and 2006, we incurred interest expense for this margin account of approximately $944,000, $963,000 and $363,000, respectively. This margin facility does not have a stated maturity date.

Capitalized Interest

We capitalized approximately $196,000 of interest during the year ended December 31, 2008 associated with certain redevelopment activities at our real properties. We did not capitalize interest during the years ended December 31, 2007 and 2006.

Loan Cost Amortization

Our interest expense for the years ended December 31, 2008, 2007 and 2006, includes $1.7 million, $2.0 million and $353,000 for the amortization of loan costs, respectively. Included in these amounts are approximately $676,000, $501,000 and $303,000, respectively, for the amortization of loan costs related to our financing obligations. See Note 8 for additional details of loan costs associated with our financing obligations.

Debt Maturities

The following table sets forth contractual scheduled maturities of our mortgage debt as of December 31, 2008 (amounts in thousands).

Year	Mortgage Notes	% of Total Borrowings
2009	$41,890	5.8%
2010	19,605	2.7%
2011	3,713	0.5%
2012	21,300	3.0%
2013	—	0.0%
2014	55,767	7.8%
2015	79,296	11.0%
2016	167,953	23.4%
2017	280,949	39.1%
2018	—	0.0%
Thereafter	48,767	6.8%

Total	$719,240	100.0%
Discounts, net of amortization (1)	(221)

Total carrying value of mortgage notes	$719,019

(1)	Certain mortgages were assumed in conjunction with the acquisition of properties and, pursuant to SFAS No. 141 (see Note 2), the difference between the fair value and the face value of these notes at the date of acquisition is reflected as a premium or discount which will be amortized to interest expense over the remaining life of the underlying note.

7.	HEDGING ACTIVITIES

As of December 31, 2008, we had the following outstanding derivative instruments designed to hedge our exposure to the variability in future cash flows for debt issuances and forecasted debt issuances related to prospective real property acquisitions: (i) two LIBOR-based forward starting swaps hedging cash flows in anticipation of expected future ten-year, fixed-rate debt issuances of approximately $100 million, (ii) a three-year, zero cost collar associated with a floating-rate mortgage note related to the acquisition of an office property and (iii) a two-year LIBOR-based interest rate cap. During the year ended December 31, 2008, we terminated two LIBOR-based forward starting swaps with combined notional amounts of $250 million by paying approximately $23.8 million to cash settle the hedges on or before their contractual settlement dates.

As of December 31, 2008 and 2007, derivatives with a fair value of approximately $27.2 million and $27.9 million, respectively, were included in derivative instruments as a liability. As of December 31, 2008 and 2007, the net unrealized loss on our derivatives was approximately $39.5 million and $27.7 million, respectively, as reflected in the accompanying consolidated statement of stockholders’ equity as accumulated other comprehensive income (loss). For hedges of existing variable-rate debt, the amounts reported in accumulated other comprehensive income (loss) will be reclassified to interest expense as interest payments are made on the issued variable-rate debt. For hedges of forecasted issuances of fixed-rate debt, amounts reported in accumulated other comprehensive income (loss) will be reclassified to interest expense as interest payments are made on the fixed-rate debt after the debt has been issued.

Fixed-Rate Debt Issuances

During the year ended December 31, 2008, we obtained approximately $138.4 million in mortgage debt financing secured by 15 of our real properties, which qualified for hedge accounting (see Note 6). As a result of the settlement of derivatives associated with such debt, approximately $12.3 million was included in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets and will be amortized over the life of the related fixed-rate debt. We expect that approximately $1.2 million of this amount will be amortized to interest expense during the next 12 months. The hedges related to these mortgage debt financings are designated to hedge cash flows for periods of approximately 10 years. We did not settle any derivatives associated with debt issuances during 2007.

Gain (Loss) on Derivatives

During the year ended December 31, 2008, we determined that it was no longer probable that previously forecasted issuances of fixed-rate debt related to an aggregate $111.6 million portion of two of our LIBOR-based forward starting swaps would be issued within the timeframe specified in its corresponding hedge designation memorandum. As a result of the discontinuance of cash flow hedge accounting, a loss of approximately $9.5 million was reclassified from other comprehensive income (loss) to gain (loss) on derivatives.

During the years ended December 31, 2008 and 2007, hedge ineffectiveness resulted in a net loss of approximately $2.1 million and $557,000, respectively. For the same period in 2006, no loss due to hedge ineffectiveness was recorded. These amounts were reflected in the accompanying consolidated statements of operations as loss on derivatives due to a change in the forecasted dates for debt issuances hedged by our remaining forward starting swaps.

Included in the gain (loss) on derivatives discussed above is hedge ineffectiveness attributable to the change in fair value of derivatives not designated as hedges. The amount of hedge ineffectiveness attributable to these hedges was approximately $581,000 and $229,000 the years ended December 31, 2008 and 2007, respectively, and has been included in the accompanying consolidated statements of operations as a net (decrease) increase to gain (loss) on derivatives. We did not record any gain or loss due to the change in fair value of derivatives during 2006.

8.	THE OPERATING PARTNERSHIP’S PRIVATE PLACEMENTS

Our Operating Partnership, through the TRS, is currently offering undivided tenancy-in-common interests in real property and beneficial interests in Delaware Statutory Trusts that own real property (hereinafter referred to collectively as “fractional interests”) to accredited investors in private placements. We anticipate that these fractional interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. The properties owned through such fractional interests sold to accredited investors are 100% leased by our Operating Partnership. Additionally, our Operating Partnership has a purchase option giving it the right, but not the obligation, to acquire the fractional interests from the investors at a later point in time in exchange for partnership units in the Operating Partnership representing OP Units. After a period of one year, holders of OP Units have the right to redeem their OP Units. We have the option, in our sole discretion, of redeeming the OP Units with cash, shares of our common stock or with a combination of cash and shares of our common stock.

The proceeds from the sale of these fractional interests are accounted for as financing obligations in the accompanying consolidated balance sheets pursuant to SFAS No. 98, Accounting for Leases (“SFAS No. 98”). As previously discussed, our Operating Partnership has 100% leased the properties sold to investors, and in accordance with SFAS No. 98, rental payments made pursuant to such leases to investors are accounted for generally as interest expense using the interest method whereby a portion is accounted for as interest expense and a portion is accounted for as an accretion or amortization of the outstanding principal balance of the financing obligations.

During the year ended December 31, 2008, we raised approximately $64.2 million from the sale of fractional interests in five properties. Furthermore, during 2008 we exercised our option to acquire, at fair value, approximately $65.9 million of previously sold fractional interests in six properties for a combination of (i) approximately 6.5 million OP Units issued at a price of $10.00 per OP Unit, representing approximately $64.8 million of the aggregate purchase and (ii) approximately $1.1 million in cash. The result of this 2008 activity was a net decrease in our financing obligations of approximately $1.7 million for the year ended December 31, 2008.

The following table sets forth certain details regarding the acquisition of the fractional interests in 2008 for which our Operating Partnership issued OP Units (amounts in thousands).

Exercise Date	Property	Market	OP Units Issued	Total Value (1)
January 18, 2008	Rickenbacker, IV	Columbus, OH	1,441	$14,406
February 6, 2008	Park West Q	Cincinnati, OH	957	9,572
May 13, 2008	Eagle Creek East	Minneapolis, MN	882	8,823
May 28, 2008	Minnesota Valley III	Minneapolis, MN	1,396	13,961
June 26, 2008	Park West L	Cincinnati, OH	804	8,044
August 22, 2008	Eagle Creek West	Minneapolis, MN	1,001	10,006

			6,481	$64,812

(1)	Reflects the value of OP Units issued in connection with the exercise of purchase options to acquire the undivided tenancy-in-common interests based on the most recent selling price of our common stock ($10.00 per OP Unit as of December 31, 2008).

During the years ended December 31, 2008, 2007 and 2006, we incurred rent obligations of approximately $6.1 million, $4.4 million, and $303,000, respectively, under our lease agreements with the investors who have participated in our private placements. The various lease agreements in place as of December 31, 2008 contained expiration dates ranging from April 2018 to January 2037. The following table sets forth the future minimum rental payments due to investors under the various lease agreements associated with our private placements (amounts in thousands).

For years ended December 31,	Future Minimum Rental Payments
2009	$9,283
2010	9,451
2011	9,605
2012	9,652
2013	9,932
Thereafter	106,030

Total	$153,953

We pay certain up-front fees and reimburse certain related expenses to our Advisor, the Dealer Manager and Dividend Capital Exchange Facilitators LLC (the “Facilitator”) for raising capital through these private placements. Our Advisor is obligated to pay all of the offering and marketing related costs associated with these private placements. However, we are obligated to pay our Advisor a non-accountable expense allowance equal to 1.5% of the gross equity proceeds raised through these private placements. In addition, we are obligated to pay the Dealer Manager a dealer manager fee of up to 1.5% of gross equity proceeds raised and a commission of up to 5.0% of gross equity proceeds raised through these private placements. The Dealer Manager may re-allow such commissions and a portion of such dealer manager fee to participating broker dealers participating in the respective private placements. In addition, we are obligated to pay a transaction facilitation fee to the Facilitator, an affiliate of our Advisor, of up to 2.0% of gross equity proceeds raised through these private placements.

During the years ended December 31, 2008, 2007 and 2006, we incurred upfront costs of approximately $6.4 million, $6.6 million and $3.9 million, respectively, payable to our Advisor and other affiliates for services provided related to effecting these transactions, which are accounted for as deferred loan costs. Such deferred loan costs are included in other assets in the accompanying consolidated balance sheets and amortized to interest expense over the life of the financing obligation. If we elect to exercise our purchase option as described above and issue OP Units, the unamortized up-front fees and expense reimbursements paid to affiliates will be recorded against minority interests as a reduction of the amount received for issuing the OP Units. During the year ended December 31, 2008, we recorded approximately $6.5 million of unamortized deferred loan cost against minority interest as a reduction in the amount received for issuing the OP Units. We did not exercise any purchase options and issue OP units during the years ended December 31, 2007 and 2006. If our Operating Partnership does not elect to exercise any such purchase option, we will continue to account for these transactions as a financing obligation because we will continue to sublease 100% of the properties and will therefore not meet the definition of “active use” set forth in SFAS No. 98 in order to recognize the sale of such fractional interests.

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liabilities, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. As of December 31, 2008, we were required to measure the fair value of our investments in real estate securities and derivatives on a recurring basis, as described below.

The table below presents certain of our assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall as defined above (amounts in thousands).

	Level 1	Level 2	Level 3	Total
Assets
Preferred equity	$31,592	$—	$—	$31,592
CMBS and CRE-CDOs	—	—	20,776	20,776

Investment in real estate securities	31,592	—	20,776	52,368
Liabilities
Derivative instruments	—	(27,213)	—	(27,213)

Total	$31,592	$(27,213)	$20,776	$25,155

The table below presents a reconciliation of the beginning and ending balances of certain of our assets and liabilities having fair value measurements based on significant unobservable inputs (Level 3) between December 31, 2007 and December 31, 2008 (amounts in thousands).

CMBS and CRE-CDOs
Beginning balance as of December 31, 2007 (1)	$105,175
Included in net income (loss)	(122,096)
Included in other comprehensive income (loss)	37,793
Purchases, issuances and settlements	(96)

Total change in fair value	(84,399)
Transfers in and/or out of Level 3	—

Ending balance as of December 31, 2008	$20,776

(1)	We implemented the provisions of SFAS No. 157 effective as of January 1, 2008. The implementation of SFAS No. 157 did not significantly impact our pricing procedures related to our investments in real estate securities that fall under the Level 3 category of the pricing hierarchy. As a result, the fair value of these securities is presented as a beginning balance as of December 31, 2007 as opposed to a transfer into Level 3.

Fair Value Estimates of Investments in Real Estate Securities

As of December 31, 2008, our real estate securities were valued in two categories, comprised of (i) preferred equity securities and (ii) CMBS and CRE-CDOs. Our pricing procedures for each of the two categories are applied to each specific investment within their respective categories.

Preferred Equity Securities—The valuation of our investments in preferred equity securities is determined using exchange listed prices in an active market. As such, preferred equity securities fall within Level 1 of the fair value hierarchy.

CMBS and CRE-CDOs—We estimate the fair value of our CMBS and CRE-CDO securities using a combination of observable market information and unobservable market assumptions. Observable market information considered in these fair market valuations include benchmark interest rates, interest rate curves, credit market indexes and swap curves. Unobservable market assumptions considered in the determination of the fair market valuations of our CMBS and CRE-CDO investments include market assumptions related to discount rates, default rates, prepayment rates, reviews of trustee or investor reports and non-binding broker quotes and pricing services in what is currently an inactive market. Additionally, we consider security-specific characteristics in determining the fair values of our CMBS and CRE-CDO investments, which include consideration of credit enhancements, the underlying collateral’s average default rates, the average delinquency rate and loan-to-value and several other characteristics. As a result, both Level 2 and Level 3 inputs are used in arriving at the valuation of our investments in CMBS and CRE-CDOs. We consider the Level 3 inputs considered in determining the fair value of its investments in CMBS and CRE-CDO securities to be significant. As such, all investments in CMBS and CRE-CDO securities fall under the Level 3 category of the fair value hierarchy.

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

Forward Starting Swaps—Forward starting swaps are considered and measured at fair value as interest rate swaps. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (i.e. forward curves) derived from observable market interest rate curves.

Zero Cost Collars/Interest Rate Caps (Interest Rate Options)—Zero cost collars and interest rate caps are considered and measured at fair value as interest rate options. The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below or rose above the strike rate of the caps or outside of the applicable collar rates. The variable interest rates used in the calculation of projected receipts on the cap or collar rates are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.

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

The majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with our derivative instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of potential default by us and our counterparties. As of December 31, 2008, we have assessed the significance of the impact of the credit valuation adjustments and have determined that it was not significant to the overall valuation of our derivative instruments. As a result, we have determined that all of our derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

We are required to disclose the fair value of our financial instruments for which it is practical to estimate that value under SFAS No. 107, Disclosure about Fair Value of Financial Instruments (“SFAS No 107”). SFAS No. 107 defines the fair value of a financial instrument as the amount at which such financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair value using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise and changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In that regard, the fair value estimates may not be substantiated by comparison to independent markets, and in many cases, may not be realized in immediate settlement of the instrument. See Note 9 for further discussion of our determination of fair values in inactive markets and the corresponding application of the SFAS No. 157 hierarchy.

The fair values estimated below are indicative of the interest rate and other assumptions as of December 31, 2008 and 2007, and may not take into consideration the effects of subsequent interest rate or other assumption fluctuations, or changes in the values of underlying collateral. The fair values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate their carrying values because of the short-term nature of these instruments. In addition, we determined that the fair value of our other secured borrowings approximates its carrying value as of December 31, 2008 and 2007.

The carrying amounts and estimated fair values of our other financial instruments as of December 31, 2008 and 2007 were as follows (amounts in thousands).

	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Investments in real estate securities	$52,368	$52,368	$180,663	$180,663
Fixed-rate debt related investments, net	54,898	52,086	37,899	37,899
Floating-rate debt related investments, net	33,951	33,231	66,192	66,192
Liabilities:
Fixed-rate mortgage notes	$660,982	$617,509	$490,797	$466,300
Floating-rate mortgage notes	58,037	56,381	170,886	170,886
Derivative liabilities	27,213	27,213	27,949	27,949

See Note 9 for details regarding methodologies and key assumptions applied to determining the fair value of our investments in real estate securities and derivative liabilities. The methodologies used and key assumptions made to estimate fair values of the other financial instruments described in the above table are as follows:

Debt Related Investments—The fair value of our debt investments as of December 31, 2008 was estimated using a discounted cash flow analysis that utilized estimates of scheduled cash flows and discount rates estimated to approximate those that a willing buyer and seller might use. We determined that the fair value of our debt related investments approximated their carrying values as of December 31, 2007.

Mortgage Notes—The fair value of our fixed-rate mortgage notes as of December 31, 2008 and 2007 and our floating-rate mortgage notes as of December 31, 2008 was estimated using a discounted cash flow analysis, based on our estimate of market interest rates. Credit spreads relating to the underlying instruments are based on unobservable Level 3 inputs as defined by SFAS No. 157 which we have determined to be our best estimate of current market spreads of similar instruments. We determined that the fair value of our floating-rate mortgage notes approximated their carrying values as of December 31, 2007.

11.	MINORITY INTERESTS

Our minority interests consist of three components: (i) joint venture partnership interests held by our partners, (ii) OP Units held by third parties and (iii) Special Units held by the parent of our Advisor. The following table summarizes minority interest balances as of December 31, 2008 and 2007 in terms of cumulative contributions, distributions and cumulative allocations of net income (loss) (amounts in thousands).

	2008	2007
OP Units:
Contributions	$59,394	$200
Distributions	(2,660)	(21)
Share of net loss	(6,276)	(60)

Subtotal	50,458	119
Joint Venture Partner Interests:
Contributions	35,274	27,094
Distributions	(10,543)	(7,501)
Share of net loss	(2,004)	(873)

Subtotal	22,727	18,720
Special Units:
Contributions	1	1
Distributions	—	—
Share of net loss	—	—

Subtotal	1	1

Total	$73,186	$18,840

OP Units

As of December 31, 2008 and 2007, we owned approximately 96.1% and 99.0%, respectively, of our Operating Partnership, and the remaining interests in our Operating Partnership are owned by third-party investors and our Advisor. After a period of one year, holders of OP Units may request the Operating Partnership to redeem their OP Units. We have the option of redeeming the OP Units with cash, shares of our common stock or with a combination of cash and shares of our common stock. In May 2005, our Operating Partnership issued 20,000 OP Units to our Advisor for gross proceeds of $200,000, which currently represents less than a 0.1% ownership interest in our Operating Partnership. In addition, as of December 31, 2008, we had issued approximately 6.5 million OP Units to third-party investors in connection with our Operating Partnership’s private placements and such units had a maximum approximate redemption value of $64.8 million based on the price of our common stock.

During the year ended December 31, 2008, OP Unit holders contributed approximately $59.2 million to our Operating Partnership and received aggregate distributions from our Operating Partnership of approximately $2.7 million. For the years ended December 31, 2008, 2007 and 2006, we attributed approximately ($6.2) million, $2,000 and ($62,000), respectively, in net gains (losses) of our Operating Partnership to OP Unit holders.

Joint Venture Partner Interests

Certain of our joint ventures are consolidated by us in the accompanying consolidated financial statements. We present contributions, distributions and equity in earnings of the respective joint venture partners as minority interests.

During the years ended December 31, 2008 and 2007, joint venture partners contributed approximately $8.2 million and $24.4 million, respectively, to these joint ventures and had received distributions from these joint ventures of approximately $3.0 million and $14.9 million, respectively. For the years ended December 31, 2008, 2007 and 2006, joint venture partners collectively participated in approximately $1.1 million, $870,000 and $3,000, respectively, in net losses of their respective joint ventures.

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

There was no activity related to Special Unit holders during the years ended December 31, 2008, 2007 or 2006.

12.	STOCKHOLDERS’ EQUITY

Common Stock

On May 27, 2005, we filed a registration statement on Form S-11 with the Commission in connection with an initial public offering of our common stock, which was declared effective on January 27, 2006. Pursuant to the registration statement, we offered up to $2.0 billion in shares of our common stock, 75% of which were offered to the public at a price of $10.00 per share, and 25% of which were offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. On June 11, 2007, we filed a registration statement on Form S-11 with the Commission for a follow-on public offering of our common stock, which was declared effective on January 22, 2008. Pursuant to the registration statement, we are currently offering up to $2.0 billion in shares of our common stock, 75% of which are being offered to the public at a price of $10.00 per share, and 25% of which are being offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. The following table summarizes shares sold, gross proceeds received and the commissions and fees paid by offering as of December 31, 2008 (amounts in thousands).

	Shares	Gross Proceeds	Commissions and Fees	Net Proceeds
Shares sold in the initial offering	114,742	$1,136,969	$(104,295)	$1,032,674
Shares sold in the follow-on offering	42,008	413,120	(35,224)	377,896
Shares sold pursuant to our distribution reinvestment plan in the initial offering	3,455	32,824	(309)	32,515
Shares sold pursuant to our distribution reinvestment plan in the follow-on offering	5,051	47,986	—	47,986
Shares repurchased pursuant to our share redemption program	(6,227)	(57,492)	—	(57,492)

Total	159,029	$1,573,407	$(139,828)	$1,433,579

For the years ended December 31, 2008 and 2007, approximately 43.7 million and 83.0 million shares, net of redemptions, of our common stock were issued in connection with our public offerings, respectively, for net proceeds of approximately $394.5 million and $752.3 million, respectively. The net proceeds from the sale of these shares were transferred to our Operating Partnership in exchange for OP Units on a one-for-one basis.

Redemptions

After having held shares of our common stock for a minimum of one year, our share redemption program may provide investors with a limited opportunity to redeem shares of our common stock, subject to certain restrictions and limitations, at a price equal to or at a discount from the purchase price paid for the shares being redeemed. The discount will vary based upon the length of time that the investors have held the shares of our common stock subject to redemption, as described in the following table.

Share Purchase Anniversary	Redemption Price as a Percentage of Purchase Price
Less than 1 year	No Redemption Allowed
1 year	92.5%
2 years	95.0%
3 years	97.5%
4 years and longer	100.0%

During the years ended December 31, 2008 and 2007, we redeemed approximately 6.0 million shares and 208,000 shares of our common stock, respectively, pursuant to our share redemption program for approximately $55.6 million and $1.9 million, respectively.

Distributions

We accrue and pay distributions on a quarterly basis. Our board of directors declares and authorizes the following quarter’s distribution during the preceding quarter. We calculate individual payments of distributions to each stockholder or OP Unit holder based upon daily record dates during each quarter, so that investors are eligible to earn distributions immediately upon purchasing shares of our common stock or upon purchasing OP Units. During the years ended December 31, 2008 and 2007, we paid distributions to our common stockholders of approximately $84.0 million and $51.2 million, respectively. The following table sets forth the distributions that have been paid and/or authorized as of December 31, 2008.

Quarter	Amount Declared Per Share/Unit(1)	Annualized Amount Per Share/Unit(1)	Payment Date
2006
2nd Quarter 2006	$0.1326	$0.55	July 17, 2006
3rd Quarter 2006	$0.1386	$0.55	October 13, 2006
4th Quarter 2006	$0.1512	$0.60	January 12, 2007
2007
1st Quarter 2007	$0.1479	$0.60	April 16, 2007
2nd Quarter 2007	$0.1496	$0.60	July 16, 2007
3rd Quarter 2007	$0.1512	$0.60	October 11, 2007
4th Quarter 2007	$0.1513	$0.60	January 15, 2008
2008
1st Quarter 2008	$0.1500	$0.60	April 15, 2008
2nd Quarter 2008	$0.1500	$0.60	July 15, 2008
3rd Quarter 2008	$0.1500	$0.60	October 15, 2008
4th Quarter 2008	$0.1500	$0.60	January 15, 2009
2009
1st Quarter 2009	$0.1500	$0.60	April 15, 2009 (2)

(1)	Assumes ownership of share or unit for the entire quarter.

(2)	Expected payment date.

Distribution Tax Characterization

Our distributions to stockholders are characterized for federal income tax purposes as (i) ordinary income, (ii) non-taxable return of capital, (iii) long term capital gain or (iv) unrecaptured 1250 gain from certain depreciable properties. Distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital for tax purposes rather than a dividend and reduce the stockholders’ basis in the common shares. To the extent that distributions exceed both current and accumulated earnings and profits and the stockholders’ basis in the common shares, they will generally be treated as a gain from the sale or exchange of our stockholders’ common shares. We notify stockholders of the taxability of distributions paid during the preceding year on an annual basis. The following summarizes the taxability of distributions on common shares for the years ended December 31, 2008, 2007 and 2006.

	2008		2007		2006
Per common share	Per share amount	Percentage	Per share amount	Percentage	Per share amount	Percentage
Ordinary income	$0.29	48.85%	$0.35	58.33%	$0.19	45.24%
Non-taxable return of capital	0.31	51.15%	0.24	40.00%	0.22	52.38%
Long-term capital gain	—	0.00%	0.01	1.67%	0.01	2.38%
Unrecaptured 1250 gain	—	0.00%	—	0.00%	—	0.00%

Total	$0.60	100.00%	$0.60	100.00%	$0.42	100.00%

13.	RELATED PARTY TRANSACTIONS

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

Acquisition Fees

Pursuant to the Advisory Agreement we pay certain acquisition fees to the Advisor. For each real property acquired in the operating stage, the acquisition fee is equal to 1.0% of the purchase price. For each real property acquired prior to or during the development or construction stage, the acquisition fee is equal to up to 4.0% of the total project cost (which will be the amount actually paid or allocated to the purchase, development, construction or improvement of a property exclusive of acquisition fees and acquisition expenses). The Advisor also is entitled to receive an acquisition fee of 1.0% of the principal amount in connection with (i) the origination or acquisition of any type of debt investment including, but not limited to, the origination of mortgage loans, B-notes, mezzanine debt, participating debt (including with equity-like features), non-traded preferred securities, convertible debt, hybrid instruments, equity instruments and other related investments, and (ii) the acquisition of any type of non-securitized debt investment including, but not limited to, acquisitions or participations in mortgage loans, B-notes, mezzanine debt, participating debt (including with equity-like features), non-traded preferred securities, convertible debt, hybrid instruments, equity instruments and other related investments. During the years ended December 31, 2008, 2007 and 2006, our Advisor earned approximately $2.4 million, $11.1 million and $4.5 million in acquisition fees, respectively, which are accounted for as part of the historical cost of the acquired assets.

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

For the years ended December 31, 2008, 2007 and 2006, our Advisor earned approximately $11.6 million, $8.7 million and $722,000 in asset management fees, respectively.

Fees Paid to our Advisor and its Affiliates Related to Public Offerings of our Common Stock

The following table summarized selling costs incurred associated with our public offerings of commons stock by us and paid to our Advisor or affiliates of our Advisor. These amounts have been included as a reduction to additional paid-in capital in the accompanying consolidated statement of stockholders’ equity. See below for further description of each fee for the years ended December 31, 2008, 2007 and 2006 (amounts in thousands).

Reimbursement and Fee Description	2008	2007	2006	Total
Organization and offering costs reimbursement	$6,923	$12,017	$4,784	$23,724
Dealer manager fees	11,537	20,159	8,049	39,745
Broker dealer sales commissions	19,925	40,780	15,654	76,359

Total reimbursements and fees	$38,385	$72,956	$28,487	$139,828

Organizational and Offering Cost Reimbursement

Pursuant to the Advisory Agreement, our Advisor is obligated to advance all of our organizational and offering costs subject to its right to be reimbursed for such costs by us in an amount up to 1.5% of the aggregate gross offering proceeds raised in our public offerings of common stock. Such organizational and offering costs include, but are not limited to, actual legal, accounting, printing and other expenses attributable to preparing registration statements, qualification of the shares for sale in the states and filing fees incurred by our Advisor, as well as reimbursements for marketing, salaries and direct expenses of its employees while engaged in registering and marketing the shares, other than selling commissions and the dealer manager fee. Offering costs incurred in connection with the issuance of equity securities are deducted from stockholders’ equity.

As of December 31, 2008, the Advisor had incurred reimbursable offering costs of approximately $33.2 million. As of December 31, 2008, we were obligated to reimburse approximately $23.7 million in such reimbursable offering costs. As of December 31, 2008, of the $23.7 million in reimbursable offering costs we had incurred, approximately $216,000 had not yet been reimbursed to the Advisor, and have been included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. As of December 31, 2007, of the $16.8 million in reimbursable offering costs we had incurred, approximately $336,000 had not yet been reimbursed to the Advisor, which have been included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

As of December 31, 2008, approximately $9.5 million of reimbursable offering costs incurred by the Advisor are not reflected in the accompanying consolidated balance sheets, due to the fact that we are not obligated to reimburse these costs to the Advisor until the corresponding aggregate gross offering proceeds are raised in our public offering of common stock.

Dealer Manager Fees and Broker Dealer Sales Commissions

Pursuant to the Dealer Manager Agreement we pay a dealer manager fee of up to 2.5% of gross offering proceeds raised pursuant to our public offerings of common stock to the Dealer Manager as compensation for managing the offerings. The Dealer Manager is considered to be a related party as certain indirect owners and employees of the Dealer Manager serve as our executives. The Dealer Manager may re-allow a portion of such fees to broker dealers who participate in the offerings. We also pay up to a 6.0% sales commission of gross offering proceeds raised pursuant to our public offerings of common stock. As of December 31, 2008, all sales commissions paid to the Dealer Manager had been re-allowed to participating broker dealers. Such amounts are considered a cost of raising capital and as such are included as a reduction of additional paid-in capital in the accompanying consolidated statement of stockholders’ equity. Of these costs, we had accrued approximately $361,000 and $574,000 for dealer manager fees and $123,000 and $256,000 for sales commissions as of December 31, 2008 and 2007, respectively.

Fees Paid to the Advisor and Affiliates Related to our Operating Partnership’s Private Placement Offerings

The following table summarized costs incurred associated with our Operating Partnership’s private placement offerings by us and paid to our Advisor or affiliates of our Advisor. These amounts are accounted for as deferred loan costs. Such deferred loan costs are included in our consolidated balance sheets and amortized to “Interest expense” over the life of the financing obligation (see Note 8 for additional information). As described in Note 8, if our partnership elects to exercise any purchase option and issue limited partnership units, the unamortized portion of up-front fees and expense reimbursements paid to affiliates will be recorded against minority interest as a selling cost of the limited partnership units. See below for further discussion of each fee described in the below table for the years ended December 31, 2008, 2007 and 2006 (amounts in thousands).

Reimbursement and Fee Description	2008	2007	2006	Total
Organization and offering costs reimbursement	$963	$1,013	$585	$2,561
Dealer manager fees	963	1,013	585	2,561
Broker dealer sales commissions	3,151	3,262	1,949	8,362
Facilitator fees	1,284	1,351	780	3,415

Total reimbursements and fees	$6,361	$6,639	$3,899	$16,899

Organizational and Offering Cost Reimbursement

Our Advisor is obligated to pay all of the offering and marketing-related costs associated with our Operating Partnership’s private placement. However, the Operating Partnership is obligated to pay our Advisor a non-accountable expense allowance which equals 1.5% of the gross equity proceeds raised through the Operating Partnership’s private placement.

Dealer Manager Fees and Broker Dealer Sales Commissions

We have also entered into a separate dealer manager agreement with the Dealer Manager pursuant to which we pay a dealer manager fee of up to 1.5% of the gross equity proceeds raised through our Operating Partnership’s private placements. We also pay the Dealer Manager a sales commission of up to 5.0% of the gross equity proceeds raised through our Operating Partnership’s private placement. As of December 31, 2008, substantially all of the sales commissions were re-allowed to participating broker dealers who are responsible for effecting sales.

Facilitator Fees

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

Other Expense Reimbursements

In addition to the reimbursement of organizational and offering costs, we are also obligated, subject to certain limitations, to reimburse our Advisor for certain other expenses incurred on our behalf for providing services contemplated in the Advisory Agreement, provided that the Advisor does not receive a specific fee for the activities which generate the expenses to be reimbursed. For the years ended December 31, 2008, 2007 and 2006, we incurred approximately $729,000, $431,000 and $273,000, respectively, of these expenses which we reimbursed to the Advisor. We record these reimbursements as general and administrative expenses in our consolidated statements of operations.

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

In addition, on September 1, 2006, we, through TRT Industrial Fund I LLC, our wholly-owned subsidiary, entered into a joint venture agreement (“DCT Joint Venture I”) with DCT Industrial Fund II LLC, an indirect wholly-owned subsidiary of DCT, for the acquisition, operation and management of up to $150 million in industrial real property assets (the “Industrial Portfolio”). On March 26, 2007, we entered into an amendment to the DCT Joint Venture I. Pursuant to the terms of the amendment the amount of industrial properties to be acquired under the agreement was increased from its original amount of up to $150 million to a total amount of up to approximately $208.5 million.

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

As of December 31, 2008, we had acquired 14 properties pursuant to the terms of the DCT Joint Venture I, all of which were acquired by the DCT Joint Venture I entity itself. As of December 31, 2008, we had acquired seven properties pursuant to the terms of the DCT Joint Venture II, six of which were acquired by the DCT Joint Venture II entity itself, and one of which were acquired entirely by us pursuant to the terms of the DCT Joint Venture II. As of December 31, 2008, we had acquired five properties pursuant to the terms of the DCT Joint Venture III, all of which were acquired by the DCT Joint Venture III entity itself.

Acquisitions pursuant to the DCT Joint Venture I, DCT Joint Venture II and DCT Joint Venture III as of December 31, 2008, were generally funded from a combination of (i) equity contributions from us using proceeds from our public and private offerings, (ii) equity contributions from DCT and (iii) debt financing either assumed or issued by the respective joint venture. The acquisition of each asset in the Industrial Portfolio was subject to majority approval by our independent directors.

14.	NET INCOME (LOSS) PER COMMON SHARE

Reconciliations of the numerator and denominator used to calculate basic net income (loss) per common share to the numerator and denominator used to calculate diluted net income (loss) per common share for the years ended December 31, 2008, 2007 and 2006, are described in the following table (amounts in thousands, except per share information).

	2008	2007	2006
Numerator
Net income (loss) for basic earnings per share from continuing operations	$(176,621)	$11,065	$(52)
Dilutive minority interests share in net income (loss) from continuing operations	(6,169)	(3)	(62)

Numerator for diluted earnings per share – adjusted income (loss) from continuing operations	(182,790)	11,062	(114)
Net income (loss) for basic earnings per share	$(176,386)	$11,065	$(52)
Dilutive minority interests share in net income (loss) from continuing operations	(6,169)	(3)	(62)
Dilutive minority interests share in net income (loss) from discontinued operations	—	—	—

Numerator for diluted earnings per share – adjusted net income (loss)	(182,555)	11,062	(114)
Denominator
Weighted average shares outstanding-basic	140,106	85,473	7,087
Incremental weighted average shares effect of conversion of OP units	4,427	20	20

Weighted average shares outstanding-diluted	144,533	85,493	7,107

NET INCOME PER COMMON SHARE-BASIC
Net income (loss) from continuing operations	$(1.26)	$0.13	$(0.01)
Net income (loss) from discontinued operations, net of minority interest	—	—	—

Net income (loss)	$(1.26)	$0.13	$(0.01)

NET INCOME PER COMMON SHARE-DILUTED (1)
Net income (loss) from continuing operations	$(1.26)	$0.13	$(0.02)
Net income (loss) from discontinued operations, net of minority interest	—	—	—

Net income (loss)	$(1.26)	$0.13	$(0.02)

(1)	Net income (loss) per common share-diluted is computed by dividing net income (loss) before dilutive minority interests by the weighted average common shares plus shares issuable upon exercising outstanding OP Units.

15.	SEGMENT INFORMATION

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”) establishes standards for the way that public entities report information about operating segments in their financial statements. We have the following business segments: (i) investments in real property, (ii) investments in real estate securities and (iii) debt related investments. The following table sets forth components of net operating income (“NOI”) of our segments for years ended December 31, 2008, 2007 and 2006 (amounts in thousands).

	Rental Revenue			Net Operating Income
	2008	2007	2006	2008	2007	2006
Real property	$114,670	$70,424	$5,385	$85,048	$51,634	$3,929
Real estate securities	17,567	15,691	881	17,567	15,691	881
Debt related investments (1)	9,962	8,951	238	9,962	8,951	238

Total	$142,199	$95,066	$6,504	$112,577	$76,276	$5,048

(1)	Includes operating results from our investment in an unconsolidated joint venture.

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

The following table is a reconciliation of our NOI to our reported net income (loss) from continuing operations for the years ended December 31, 2008, 2007 and 2006 (amounts in thousands).

	2008	2007	2006
Net operating income	$112,577	$76,276	5,048
Interest income	11,751	11,927	1,259
Depreciation and amortization expense	(52,313)	(31,358)	(2,321)
General and administrative expenses	(4,232)	(3,784)	(1,305)
Asset management fees, related party	(11,599)	(8,707)	(722)
Interest expense	(45,112)	(33,600)	(2,076)
Gain (loss) on derivatives	(11,673)	(557)	—
Gain on extinguishment of debt	9,309	—	—
Other-than-temporary impairment on securities	(192,724)	—	—
Minority interests	7,395	868	65

Net income (loss) from continuing operations	$(176,621)	$11,065	$(52)

The following table reflects our total assets by business segment as of December 31, 2008 and 2007 (amounts in thousands).

	2008	2007
Segment assets:
Net investments in real property	$1,357,955	$1,179,675
Investments in real estate securities	52,368	180,663
Debt related investments, net (1)	106,381	104,091

Total segment assets, net	1,516,704	1,464,429
Non-segment assets:
Assets held for sale	3,266	—
Cash and cash equivalents	540,321	291,634
Other non-segment assets (2)	63,287	55,721

Total assets	$2,123,578	$1,811,784

(1)	Includes our investment in an unconsolidated joint venture. See Note 6.

(2)	Other non-segment assets primarily consist of corporate assets including subscriptions receivable, certain loan costs, including loan costs associated with our financing obligations, and deferred acquisition costs.

16.	INCOME TAXES

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

We were subject to the provisions of FIN No. 48 as of January 1, 2007, and we have analyzed our various federal and state filing positions, including the assertion that we are not taxable. No amounts were recorded for unrecognized tax benefits or related interest expense and penalties as a result of the implementation of FIN No. 48 as of December 31, 2007. All years of our operations remain open for examination.

17.	COMMITMENTS AND CONTINGENCIES

We and our Operating Partnership are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our investments. We and our investments are, from time to time, subject to routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by our Operating Partnership and by us related to routine litigation will not materially affect our financial position, operating results or liquidity.

Environmental Matters

A majority of the properties we acquire are subjected to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of the land. We have acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations.

18.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2008 and 2007 (amounts in thousands, except per share information).

	For the Quarter Ended				For the Year Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	December 31, 2008
Rental revenue	$28,212	$27,014	$27,475	$31,969	$114,670
Securities income	4,582	4,040	4,137	4,808	17,567
Debt related income	2,394	2,592	2,453	1,937	9,376

Total revenue	35,188	33,646	34,065	38,714	141,613
Total operating expenses	(23,540)	(23,964)	(23,728)	(26,534)	(97,766)
Other income (expense)	(34,211)	(45,784)	(19,814)	(120,659)	(220,468)
Net income (loss) from continuing operations	(22,563)	(36,102)	(9,477)	(108,479)	(176,621)
Net income (loss) from discontinued operations	—	—	10	225	235

Net income (loss)	$(22,563)	$(36,102)	$(9,467)	$(108,254)	$(176,386)

Net income (loss) from continuing operations per common share - diluted	$(0.19)	$(0.27)	$0.06	$(0.86)	$(1.26)
Net income from discontinued operations per common share - diluted	—	—	—	—	—

Net income (loss) per common share - diluted	$(0.19)	$(0.27)	$0.06	$(0.86)	$(1.26)

	For the Quarter Ended				For the Year Ended December 31, 2007
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
Rental revenue	$7,746	$13,661	$22,643	$26,374	$70,424
Securities income	1,873	3,990	4,936	4,892	15,691
Debt related income	1,259	2,625	2,569	2,498	8,951

Total revenue	10,878	20,276	30,148	33,764	95,066
Total operating expenses	(7,536)	(12,918)	(19,557)	(22,628)	(62,639)
Other income (expense)	(357)	(2,703)	(8,272)	(10,030)	(21,362)
Net income from continuing operations	2,985	4,655	2,319	1,106	11,065
Net income from discontinued operations	—	—	—	—	—

Net income	$2,985	$4,655	$2,319	$1,106	$11,065

Net income per common share - diluted	$0.06	$0.06	$0.02	$0.01	$0.13
Net income from discontinued operations per common share - diluted	—	—	—	—	—

Net income per common share - diluted	$0.06	$0.06	$0.02	$0.01	$0.13

19.	SUBSEQUENT EVENTS

The following discussion represents significant events related to our business activity for the period from January 1, 2009 through March 30, 2009.

Acquisition of Connecticut Avenue Office Center

On March 10, 2009, we acquired an office property located in the Washington, DC market (the “Connecticut Avenue Office Center”) from a third-party seller. We acquired the Connecticut Avenue Office Center using proceeds from our public and private offerings. Additionally, we subsequently financed the Connecticut Avenue Office Center as described in more detail below. The total estimated investment amount for the Connecticut Avenue Office Center is approximately $63.6 million. The Connecticut Avenue Office Center consists of approximately 126,000 net rentable square feet that is currently approximately 98% occupied. The Connecticut Avenue Office Center is subject to leases with twelve tenants with lease expiration dates ranging from 2010 through 2019.

The debt financing of the Connecticut Avenue Office Center consists of a fixed-rate, amortizing mortgage note with an outstanding principal balance of approximately $36.5 million that bears interest at 7.25%. The loan has an expected term of seven years and amortizes over a 30 year life. The loan is recourse to us.

As discussed further below, we adopted SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”) on January 1, 2009. Pursuant to SFAS No. 141(R), certain transaction costs that have historically been capitalized as part of our basis in the property will be expensed as incurred. Such acquisition costs include legal, closing and due diligence costs and acquisition fees payable to our Advisor. As a result, we expect to incur acquisition-related expenses of approximately $1.2 million related to the acquisition of the Connecticut Avenue Office Center. These expenses are comprised of estimated legal, closing and due diligence costs of approximately $566,000 and an estimated acquisition fee payable to our Advisor of approximately $636,000.

Probable Acquisition of Greater DC Retail Center

On January 12, 2009, we entered into a purchase and sale agreement with a third-party seller in connection with the intended acquisition of a retail property located in the Washington, DC market (the “Greater DC Retail Center”). On February 27, 2009, our deposit of approximately $1.3 million, which had been placed in escrow in connection with the intended acquisition of the Greater DC Retail Center, became non-refundable subject to certain terms and conditions of the purchase and sale agreement. We expect to acquire the Greater DC Retail Center in April of 2009. We intend to use proceeds from our public and private offerings and the assumption of a mortgage loan to finance the acquisition of the Greater DC Retail Center. The Greater DC Retail Center consists of approximately 233,000 net rentable square feet that is currently 100% occupied. The Greater DC Retail Center is subject to leases with seven tenants with lease expirations dates ranging from 2010 through 2018.

The mortgage note that we expect to assume in connection with our acquisition of the Greater DC Retail Center has an outstanding principal balance of approximately $42.0 million and is an interest only loan until July 2009, at which point it begins to amortize over a 30-year life. This loan matures in July 2014, subject to a one-year extension option, and bears interest at a stated fixed interest rate of 4.82%.

We expect the total estimated investment amount for the Greater DC Retail Center to be approximately $65.5 million. In addition, we expect to incur acquisition-related expenses of approximately $1.2 million. These expenses are comprised of estimated legal, closing and due diligence costs of approximately $542,000 and an estimated acquisition fee payable to our Advisor of approximately $655,000.

Proceeds from Public Offering

For the period from January 1, 2009 to March 23, 2009, we issued approximately 6.7 million shares of our common stock pursuant to our follow-on public offering to a total of approximately 700 stockholders for net proceeds of approximately $65.0 million, which includes proceeds from our distribution reinvestment plan of approximately $13.0 million.

Redemptions of Common Stock

Under our share redemption program, we presently limit the number of shares to be redeemed during any consecutive twelve month period to no more than five percent of the number of shares of common stock outstanding at the beginning of such twelve month period (the “Redemption Cap”). The Redemption Cap applicable to redemption requests in the first quarter of 2009 is approximately 853,000 shares of common stock (the “First Quarter Redemption Cap”). As of March 16, 2009 (the “Deadline”), the last day for first quarter 2009 redemption requests to be submitted under our share redemption program, we had received requests to redeem approximately 6.1 million shares of common stock (the “Total First Quarter Redemption Requests”). Based on application of the First Quarter Redemption Cap, we expect that requesting stockholders whose requests were received on or before the Deadline will be redeemed pro rata. As a result, we expect to redeem approximately 13.9% (the “Pro Rata Percentage”) of the shares that each shareholder requested to be redeemed on or before the Deadline subject to the terms and conditions of our share redemption program.

The Total First Quarter Redemption Requests and Pro Rata Percentage are preliminary figures that are subject to change. Under our share redemption program, redemption requests may be withdrawn at any time up to three business days prior to the end of the applicable quarter.

Cash Settlement of Derivative Instrument

On January 28, 2009, we cash settled one of our outstanding forward starting swaps with a notional value of $50 million by paying approximately $12.7 million.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dividend Capital Total Realty Trust Inc.:

Under date of March 27, 2009, we reported on the consolidated balance sheets of Dividend Capital Total Realty Trust Inc. (the Company) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule III—Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of the Company’s management. Our responsibility is to express an opinion on Schedule III based on our audits.

In our opinion, Schedule III—Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Denver, Colorado

March 27, 2009

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

(Dollars in thousands)

				Initial Cost to Company			Cost Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried at December 31, 2008
Property	Market	No. of Buildings	Mortgage Notes	Land	Building and Improvements (1)	Total Costs		Land	Building and Improvements (1)	Total Costs (2, 3)	Accumulated Depreciation (3)	Acquisition Date	Depreciable life (years)
Office and Office/R&D Properties
Jay Street	Silicon Valley, CA	3	$23,500	$13,859	$22,124	$35,983	$1,001	$13,859	$23,125	$36,984	$(3,838)	6/28/06	2-40
Bala Pointe	Philadelphia, PA	1	24,000	10,115	27,518	37,633	(87)	10,115	27,431	37,546	(4,553)	8/28/06	1-40
Lundy Avenue	Silicon Valley, CA	3	14,250	5,982	15,459	21,441	114	5,982	15,573	21,555	(1,480)	9/28/06	10-40
Shiloh Road	Dallas, TX	3	22,700	5,165	30,192	35,357	5	5,165	30,197	35,362	(2,397)	12/21/06	10-40
40 Boulevard	Chicago, IL	1	9,700	2,611	7,797	10,408	4,441	2,611	12,238	14,849	(2,412)	1/24/07	1-40
Washington Commons	Chicago, IL	10	21,300	9,019	16,639	25,658	1,366	9,019	18,005	27,024	(4,079)	2/1/07	1-40
Shackleford	Little Rock, AR	1	13,650	2,900	18,792	21,692	28	2,900	18,820	21,720	(1,154)	3/20/07	14-40
Fortune Concourse	Silicon Valley, CA	5	41,890	16,380	31,936	48,316	9,482	16,380	41,418	57,798	(6,259)	5/17/07	1-40
California Circle	Silicon Valley, CA	2	7,285	3,659	10,778	14,437	85	3,659	10,863	14,522	(2,216)	7/10/07	3-40
Joyce Blvd	Little Rock, AR	1	—	2,699	8,996	11,695	—	2,699	8,996	11,695	(438)	9/28/07	10-40
DeGuigne	Silicon Valley, CA	1	9,568	5,841	13,861	19,702	50	5,841	13,911	19,752	(1,381)	11/21/07	3-40
Millennium	Denver, CO	1	33,760	1,002	51,565	52,567	(0)	1,002	51,565	52,567	(652)	10/1/08	4-40
Eden Prairie (ATK)	Minneapolis/St Paul, MN	1	15,100	3,538	25,892	29,430	—	3,538	25,892	29,430	(234)	10/3/08	14-40
Austin-Mueller Healthcare	Austin, Tx	1	22,700	2,663	42,311	44,974	—	2,663	42,311	44,974	—	12/23/08	11-40

Total Office and Office/R&D Properties		34	$259,403	$85,433	$323,860	$409,293	$16,485	$85,433	$340,345	$425,778	$(31,093)
Industrial Properties
Rickenbacker	Columbus, OH	1	$7,466	$1,248	$13,308	$14,556	$512	$1,248	$13,820	$15,068	$(1,850)	10/16/06	3-40
Park West Q	Cincinnati, OH	1	5,566	1,653	9,597	11,250	—	1,653	9,597	11,250	(1,189)	10/16/06	6-40
Eagle Creek East	Minneapolis/St Paul, MN	1	4,633	1,644	7,511	9,155	39	1,644	7,550	9,194	(899)	10/16/06	5-40
Minnesota Valley III	Minneapolis/St Paul, MN	1	6,566	2,223	12,462	14,685	8	2,223	12,470	14,693	(1,341)	10/31/06	5-40
Park West L	Cincinnati, OH	1	3,866	902	7,393	8,295	1	902	7,394	8,296	(864)	10/31/06	4-40
Eagle Creek West	Minneapolis/St Paul, MN	1	5,249	1,910	8,272	10,182	203	1,910	8,475	10,385	(908)	10/31/06	2-40
Pencader	Philadelphia, PA	1	6,050	2,516	5,392	7,908	82	2,516	5,474	7,990	(570)	12/6/06	2-40
Hanson Way Dist. Ctr	Silicon Valley, CA	1	19,150	5,544	19,872	25,416	—	5,544	19,872	25,416	(1,997)	12/7/06	6-40
Marine Drive	Charlotte, NC	1	14,800	2,037	19,011	21,048	72	2,037	19,083	21,120	(2,070)	12/8/06	10-40
Old Silver Spring	Philadelphia, PA	1	4,700	1,305	4,840	6,145	5	1,305	4,845	6,150	(538)	12/8/06	2-40
Southfield	Atlanta, GA	1	5,280	1,280	5,411	6,691	(0)	1,280	5,411	6,691	(553)	3/20/07	3-40
Veterans	Chicago, IL	1	9,200	2,121	10,987	13,108	36	2,121	11,023	13,144	(1,031)	3/26/07	5-40
Commerce Center	Central PA	1	25,820	5,939	28,970	34,909	—	5,939	28,970	34,909	(2,246)	3/26/07	4-40
Patriot Drive I	Dallas, TX	1	4,625	1,034	5,548	6,582	146	1,034	5,694	6,728	(778)	3/28/07	1-40
Patriot Drive II	Dallas, TX	1	18,375	3,166	23,072	26,238	84	3,166	23,156	26,322	(2,430)	3/28/07	1-40
Plainfield III	Indianapolis, IN	1	12,000	2,101	18,424	20,525	1,113	2,101	19,537	21,638	(1,887)	3/28/07	2-40
Logistics Boulevard	Cincinnati, OH	1	16,042	2,725	28,878	31,603	(0)	2,725	28,878	31,603	(1,967)	6/15/07	9-40
Creekside V	Columbus, OH	1	4,725	764	5,628	6,392	(0)	764	5,628	6,392	(468)	6/15/07	8-40
Midpoint Drive	Kansas City, KS	1	5,366	1,176	9,038	10,214	57	1,176	9,095	10,271	(727)	6/15/07	3-40
Greenwood Parkway	Atlanta, GA	1	—	2,040	20,829	22,869	76	2,040	20,905	22,945	(1,143)	10/29/07	10-40
Westport	Central PA	1	10,750	2,376	27,081	29,457	0	2,376	27,081	29,457	(1,263)	1/9/08	3-40
6900 Riverport	Louisville, KY	1	—	751	4,137	4,888	0	751	4,137	4,888	(58)	9/17/08	1-40
7000 Riverport	Louisville, KY	1	—	1,124	6,830	7,954	0	1,124	6,830	7,954	(111)	9/17/08	1-40
7050 Riverport	Louisville, KY	1	—	672	3,867	4,539	(0)	672	3,867	4,539	(60)	9/17/08	5-40
7100 Riverport	Louisville, KY	1	—	758	5,338	6,096	0	758	5,338	6,096	(76)	9/17/08	7-40
7201 Riverport	Louisville, KY	1	—	1,130	6,623	7,753	(0)	1,130	6,623	7,753	(84)	9/17/08	3-40

Total Industrial Properties		26	$190,229	$50,139	$318,319	$368,458	$2,434	$50,139	$320,753	$370,892	$(27,108)

							Cost Capitalized or Adjustments Subsequent to Acquisition
				Initial Cost to Company				Gross Amount Carried at December 31, 2008
Property	Market	No. of Buildings	Mortgage Notes	Land	Building and Improvements (1)	Total Costs		Land	Building and Improvements (1)	Total Costs (2, 3)	Accumulated Depreciation (3)	Acquisition Date	Depreciable life (years)
Retail Properties
Bandera Road	San Antonio, TX	1	$21,500	$8,220	$23,392	$31,612	$162	$8,220	$23,554	$31,774	$(1,785)	2/1/07	1-40
Beaver Creek	Raleigh, NC	1	26,200	13,017	31,375	44,392	115	13,017	31,490	44,507	(1,987)	5/11/07	1-40
Centerton Square	Philadelphia, PA	1	67,800	26,488	76,813	103,301	(1)	26,488	76,812	103,300	(5,259)	5/11/07	2-40
Mt. Nebo	Pittsburgh, PA	1	16,000	9,371	16,288	25,659	(1,089)	9,371	15,199	24,570	87	5/11/07	2-40
CB Square	Jacksonville, FL	1	—	3,768	16,660	20,428	(983)	3,768	15,677	19,445	(747)	6/27/07	2-40
Braintree	New England	1	—	9,270	31,266	40,536	(213)	9,270	31,053	40,323	(2,926)	8/1/07	2-40
Holbrook	New England	1	—	4,590	13,931	18,521	0	4,590	13,931	18,521	(934)	8/1/07	1-40
Kingston	New England	1	10,575	8,580	12,600	21,180	174	8,580	12,774	21,354	(1,361)	8/1/07	1-40
Manomet	New England	1	—	1,890	6,480	8,370	30	1,890	6,510	8,400	(601)	8/1/07	2-40
Orleans	New England	1	15,110	8,780	23,683	32,463	—	8,780	23,683	32,463	(1,307)	8/1/07	1-40
Sandwich	New England	1	15,825	7,380	25,778	33,158	(0)	7,380	25,778	33,158	(1,317)	8/1/07	1-40
Wareham	New England	1	24,400	13,130	27,107	40,237	85	13,130	27,192	40,322	(1,862)	8/1/07	1-40
Whitman 682 Bedford	New England	1	—	1,830	4,443	6,273	8	1,830	4,451	6,281	(367)	8/1/07	2-40
Abington	New England	1	5,125	14,396	594	14,990	—	14,396	594	14,990	(110)	8/1/07	8-40
Hyannis	New England	1	5,075	10,405	917	11,322	0	10,405	917	11,322	(71)	8/1/07	18-40
Rockland 201 Market	New England	1	—	2,417	86	2,503	0	2,417	86	2,503	(27)	8/1/07	4-40
Mansfield	New England	1	9,558	5,340	16,490	21,830	—	5,340	16,490	21,830	(717)	8/1/07	15-40
Meriden	New England	1	13,232	6,560	22,013	28,573	—	6,560	22,013	28,573	(1,009)	8/1/07	12-40
Weymouth	New England	1	—	5,170	19,396	24,566	—	5,170	19,396	24,566	(1,354)	8/1/07	4-40
Whitman 475 Bedford Street	New England	1	8,049	3,610	11,682	15,292	—	3,610	11,682	15,292	(525)	8/1/07	16-40
Brockton Eastway Plaza	New England	1	—	2,530	2,073	4,603	68	2,530	2,141	4,671	(361)	8/1/07	1-40
Cohasset	New England	1	—	3,920	7,765	11,685	8	3,920	7,773	11,693	(695)	8/1/07	1-40
Cranston	New England	1	—	1,810	4,233	6,043	(20)	1,810	4,213	6,023	(1,121)	8/1/07	1-40
Hanover	New England	1	—	1,490	5,093	6,583	(25)	1,490	5,068	6,558	(556)	8/1/07	1-40
Rockland 360-372 Market	New England	1	—	1,200	2,437	3,637	(0)	1,200	2,437	3,637	(282)	8/1/07	2-40
Brockton Westgate Plaza	New England	1	—	3,650	6,507	10,157	—	3,650	6,507	10,157	(1,009)	8/1/07	2-40
North Hanover	New England	1	—	1,380	2,364	3,744	—	1,380	2,364	3,744	(113)	8/1/07	1-40
Harwich	New England	1	6,965	5,290	8,814	14,104	—	5,290	8,814	14,104	(321)	10/18/07	21-40
New Bedford	New England	1	9,506	3,790	11,152	14,942	—	3,790	11,152	14,942	(389)	10/18/07	22-40
Norwell	New England	1	8,069	5,850	14,547	20,397	—	5,850	14,547	20,397	(543)	10/18/07	15-40
New Orleans Restaurant	New Orleans, LA	1	2,286	630	2,853	3,483	—	630	2,853	3,483	(18)	9/17/08	40
Columbus Restaurant	Columbus, OH	1	2,094	1,100	2,112	3,212	—	1,100	2,112	3,212	(13)	9/17/08	40
Tampa Bay Restaurant	Tampa Bay, FL	1	2,018	1,880	1,098	2,978	—	1,880	1,098	2,978	(7)	9/17/08	40

Total Retail Properties		33	$269,387	$198,732	$452,042	$650,774	$(1,681)	$198,732	$450,361	$649,093	$(29,607)

Total		93	$719,019	$334,304	$1,094,221	$1,428,525	$17,238	$334,304	$1,111,459	$1,445,763	$(87,808)

(1)	Building and improvements include intangible lease assets.

(2)	As of December 31, 2008, the aggregate cost for federal income tax purposes of investments in real property was approximately $1.2 billion.

(3)	A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Investment in real estate:
Balance at beginning of year	$1,215,291	$259,222	$—
Additions through cash expenditures	222,831	951,021	259,146
Improvements	7,641	5,048	76

Balance at end of year	$1,445,763	$1,215,291	$259,222

Accumulated depreciation:
Balance at beginning of year	$35,616	$2,591	$—
Additions charged to costs and expenses	52,192	33,025	2,591

Balance at end of year	$87,808	$35,616	$2,591

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2008.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

By:	/s/ GUY M. ARNOLD
Name:	Guy M. Arnold
Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 30, 2009.

Signature	Title

/s/ GUY M. ARNOLD
Guy M. Arnold	President (principal executive officer)

/s/ JOHN A. BLUMBERG
John A. Blumberg	Chairman of the Board and Director

/s/ CHARLES B. DUKE
Charles B. Duke	Director

/s/ DANIEL J. SULLIVAN
Daniel J. Sullivan	Director

/s/ JOHN E. BIALLAS	Chief Financial Officer (principal financial officer and principal accounting officer)
John E. Biallas