Form 10-Q
period 2009-03-31
Dividend Capital Total Realty Trust Inc.
filed 2009-05-14
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2009, 170,212,556 shares of common stock of Dividend Capital Total Realty Trust Inc., par value $0.01 per share, were outstanding.

Dividend Capital Total Realty Trust Inc.

Form 10-Q

March 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share information)

	As of March 31, 2009	As of December 31, 2008
ASSETS
Investments in real property:
Land	$359,481	$334,304
Building and improvements	962,080	939,829
Intangible lease assets	191,512	171,630
Accumulated depreciation and amortization	(101,839)	(87,808)

Total net investments in real property	1,411,234	1,357,955
Investment in unconsolidated joint venture	17,533	17,532
Investments in real estate securities	37,270	52,368
Debt related investments, net	88,933	88,849

Total net investments	1,554,970	1,516,704
Cash and cash equivalents	586,301	540,321
Restricted cash	19,286	18,152
Subscriptions receivable	1,888	13,004
Other assets, net	34,092	32,131
Assets held for sale	3,557	3,266

Total Assets	$2,200,094	$2,123,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses (including $986 and $721 due to related parties as of March 31, 2009 and December 31, 2008, respectively)	$12,541	$10,529
Dividends payable	25,522	24,716
Mortgage notes	767,368	719,019
Other secured borrowings	15,561	15,861
Financing obligations	100,030	105,068
Intangible lease liabilities, net	56,089	53,969
Derivative instruments	12,585	27,213
Other liabilities	17,716	7,197
Liabilities related to assets held for sale	90	140

Total Liabilities	1,007,502	963,712
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 166,448,982 and 159,029,225 shares issued and outstanding, as of March 31, 2009 and December 31, 2008, respectively	1,664	1,590
Additional paid-in capital	1,499,199	1,431,989
Distributions in excess of earnings	(329,427)	(304,661)
Accumulated other comprehensive loss	(57,345)	(43,849)

Total stockholders’ equity	1,114,091	1,085,069
Noncontrolling interests	78,501	74,797

Total Equity	1,192,592	1,159,866

Total Liabilities and Stockholders’ Equity	$2,200,094	$2,123,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share information)

	For the Three Months Ended March 31,
	2009	2008
REVENUE:
Rental revenue	$33,574	$28,212
Securities income	3,700	4,582
Debt related income	1,660	2,394

Total Revenue	38,934	35,188
EXPENSES:
Rental expense	9,026	7,124
Depreciation and amortization expense	14,179	12,745
General and administrative expenses	1,087	737
Asset management fees, related party	2,954	2,934
Acquisition-related expenses (including $636 paid to related parties for the three months ended March 31, 2009)	2,037	—

Total Operating Expenses	29,283	23,540
Operating Income	9,651	11,648
Other Income (Expenses):
Equity in earnings of unconsolidated joint venture	545	—
Interest income	1,265	3,186
Interest expense	(12,630)	(11,710)
Gain (loss) on derivatives	589	(1,288)
Other-than-temporary impairment on securities	—	(25,202)

Net Loss From Continuing Operations	(580)	(23,366)
Discontinued operations:
Income from discontinued operations, net of taxes	50	—

Net Loss	(530)	(23,366)
Net loss attributable to noncontrolling interests	203	803

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(327)	$(22,563)

NET LOSS PER COMMON SHARE-BASIC
Net income (loss) from continuing operations attributable to common stockholders	$(0.00)	$(0.19)
Net income (loss) from discontinued operations attributable to common stockholders	—	—

Net loss attributable to common stockholders	$(0.00)	$(0.19)

NET LOSS PER COMMON SHARE-DILUTED
Net income (loss) from continuing operations attributable to common stockholders	$(0.00)	$(0.19)
Net income (loss) from discontinued operations attributable to common stockholders	—	—

Net loss attributable to common stockholders	$(0.00)	$(0.19)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	162,936	120,893

Diluted	170,152	122,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Stockholders’ Equity					Noncontrolling Interests	Total Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Earnings
	Shares	Amount
Balances, December 31, 2008	159,029	$1,590	$1,431,989	$(43,849)	$(304,661)	$74,797	$1,159,866
Comprehensive loss:
Net loss	—	—	—	—	(327)	(203)	(530)
Net unrealized change from available-for-sale securities	—	—	—	(15,181)	—	(661)	(15,842)
Cash flow hedging derivatives	—	—	—	1,685	—	73	1,758

Comprehensive loss							(14,614)
Common stock:
Issuance of common stock, net of offering costs	8,273	83	75,313	—	—	—	75,396
Redemptions of common stock	(853)	(9)	(8,107)	—	—	—	(8,116)
Amortization of stock based compensation	—	—	4	—	—	—	4
Distributions on common stock	—	—	—	—	(24,439)	—	(24,439)
Noncontrolling interests:
Contributions of noncontrolling interests	—		—	—	—	5,785	5,785
Distributions to noncontrolling interests	—	—	—	—	—	(1,290)	(1,290)

Balances, March 31, 2009	166,449	$1,664	$1,499,199	$(57,345)	$(329,427)	$78,501	$1,192,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(530)	$(23,366)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate depreciation and amortization expense	14,179	12,745
Net accretion of real estate securities discount and premiums	(746)	—
Other depreciation and amortization	(30)	(470)
(Gain) loss on derivatives	(589)	1,288
Impairment of available-for-sale securities	—	25,202
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(274)	1,436
(Increase) in other assets	(1,209)	(3,259)
Increase in accounts payable and accrued expenses	1,650	683
Increase in other liabilities	982	330

Net cash provided by operating activities	13,433	14,589
INVESTING ACTIVITIES:
Investment in real property	(65,586)	(26,788)
Principal collections on real estate securities	3	—
Investment in debt related investments	—	(1,045)

Net cash used in investing activities	(65,583)	(27,833)
FINANCING ACTIVITIES:
Mortgage note proceeds	49,155	511
Mortgage note principal repayments	(810)	(368)
Repayment of other secured borrowings	(300)	(4,250)
Financing obligation proceeds	2,756	24,233
Settlement of cash flow hedging derivatives	(12,660)	—
Proceeds from sale of common stock	79,414	113,024
Offering costs for issuance of common stock, related party	(5,576)	(9,849)
Distributions to noncontrolling interest holders	(1,213)	(532)
Distributions to common stockholders	(10,753)	(5,579)
Purchases of undivided tenancy in common interests	—	(3,286)
Other financing activities	(1,883)	(4,076)

Net cash provided by financing activities	98,130	109,828
NET INCREASE IN CASH AND CASH EQUIVALENTS	45,980	96,584
CASH AND CASH EQUIVALENTS, beginning of period	540,321	291,634
CASH AND CASH EQUIVALENTS, end of period	$586,301	$388,218

Supplemental Disclosure of Cash Flow Information:
Amount issued pursuant to the distribution reinvestment plan	$12,959	$9,755
Cash paid for interest	$11,457	$11,181
Issuances of OP Units for fractional interests	$7,465	$21,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

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

We raise equity capital through (i) selling shares of our common stock through our public offerings, (ii) reinvestment of dividends by our stockholders through our distribution reinvestment plan and (iii) our Operating Partnership’s private placements (see Note 8). As of March 31, 2009, we had raised approximately $1.7 billion in net proceeds, comprised of the following: (i) issuing and selling approximately 157.9 million shares of our common stock, net of redemptions, for net proceeds of approximately $1.4 billion, (ii) issuing approximately 8.5 million shares of our common stock for net proceeds of approximately $80.5 million pursuant to our distribution reinvestment plan and (iii) raising net proceeds of approximately $156.7 million pursuant to our Operating Partnership’s private placements.

We have invested in a diverse portfolio of real properties, real estate securities, and debt related investments. We primarily invest in real property, consisting of office, industrial, retail, multifamily, hospitality and other properties, primarily located in North America. Additionally, we have invested in real estate securities, including securities issued by other real estate companies, commercial mortgage backed securities (“CMBS”), commercial real estate collateralized debt obligations (“CRE-CDOs”) and similar investments, and certain debt related investments, including originating and participating in mortgage loans secured by real estate, junior portions of first mortgages on commercial properties (“B-notes”), mezzanine debt and other related investments.

As of March 31, 2009, we had gross investments of approximately $1.7 billion, comprised of approximately (i) $1.5 billion in real property, (ii) $37.3 million in real estate securities and (iii) $106.5 million in debt related investments, including a $17.5 million investment in an unconsolidated joint venture.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, these statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of December 31, 2008 and related notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 30, 2009.

Principles of Consolidation

Due to our control of the Operating Partnership through our sole general partnership interest and the limited rights of the limited partners, we consolidate the Operating Partnership and limited partner interests not held by us are reflected as noncontrolling interests in the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Investments

Real Property

On January 1, 2009, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). Pursuant to SFAS No. 141(R), costs associated with the acquisition of real property, including acquisition fees paid to the Advisor, are expensed as incurred. Prior to January 1, 2009, we capitalized costs associated with the acquisition of real property, including acquisition fees paid to the Advisor, and amortized those costs over the related life of the acquired assets. As a result of our adoption of SFAS No. 141(R), we expensed approximately $2.0 million in acquisition costs that would have been capitalized under previous accounting guidance during the three months ended March 31, 2009.

Costs associated with the development and improvement of our real property assets are capitalized as incurred. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. The results of operations for acquired real property are included in our accompanying consolidated statements of operations from their respective acquisition dates.

Upon acquisition, the total cost of a property is allocated to land, building, building and land improvements, tenant improvements and intangible lease assets and liabilities pursuant to SFAS No. 141(R). The allocation of the total cost to land, building, building improvements and tenant improvements was based on our estimate of the property’s as-if vacant fair value. The as-if vacant fair value is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. Pursuant to SFAS No. 141(R), the difference between the fair value and the face value of debt assumed in an acquisition is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. The allocation of the total cost of a property to an intangible lease asset includes the value associated with the in-place leases which may include lost rent, leasing commissions, legal and other costs.

We record acquired “above” and “below-market” leases at their fair value equal to the difference between the contractual amounts to be paid pursuant to each in-place lease and management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining term of the lease plus the term of any below-market fixed-rate renewal option periods for below-market leases. In addition, we allocate a portion of the purchase price of an acquired property to the estimated value of customer relationships, if any. As of March 31, 2009, we had not recorded any estimated value to customer relationships.

Intangible in-place lease assets are amortized over the corresponding lease term. Above market lease assets are amortized as a reduction in rental revenue over the corresponding lease term. Below market lease liabilities are amortized as an increase in rental revenue over the corresponding lease term, plus any applicable fixed-rate renewal option periods. The following table summarizes the amounts that we have incurred in amortization expense for intangible lease assets and adjustments to rental revenue for above market lease assets and below market lease liabilities for the three months ending March 31, 2009 and 2008 related to intangible lease assets and liabilities (amounts in thousands).

	For the Three Months Ended March 31,
	2009	2008
Intangible lease assets	$7,152	$7,118
Above market lease assets	675	750
Below market lease liabilities	(1,363)	(1,249)

Total amortization	$6,464	$6,619

We expense any unamortized intangible lease asset or record an adjustment to rental revenue for any unamortized above market lease asset or below market lease liability when a tenant terminates a lease before the stated lease expiration date. During the three months ended March 31, 2009 and 2008, we wrote off net intangible lease assets of approximately $924,000 and $438,000, respectively, and net below market lease liabilities of approximately $64,000 and $132,000, respectively, as a result of early lease terminations.

Real Estate Securities

As of March 31, 2009 and December 31, 2008, investments in real estate securities consisted of preferred equity securities, CMBS and CRE-CDOs. SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), requires us to classify our investments in real estate securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although we generally intend to hold most of our investments in real estate securities for the long term or until maturity, we may from time to time sell any of these assets as part of the overall management of our portfolio. As of March 31, 2009 and December 31, 2008, all of our real estate securities were classified as available-for-sale. All assets classified as available-for-sale are reported based on management’s best estimate of fair value. Our estimate of the fair value of our CMBS and CRE-CDO securities requires significant judgment by management and uses a combination of (i) observable market information, (ii) unobservable market assumptions and (iii) security-specific characteristics in determining the fair values of our CMBS and CRE-CDO investments. See Note 9 for additional details regarding our determination of the fair value of our CMBS and CRE-CDO investments. Temporary unrealized gains and losses are excluded from earnings and reported as a separate component within stockholders’ equity referred to as other comprehensive income (loss).

Debt Related Investments

Debt related investments, as reported on the accompanying balance sheet, include our mortgage, mezzanine, and B-note investments. Debt related investments are considered to be held-to-maturity, as we have both the intent and ability to hold these investments until maturity. Accordingly, these assets are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loans or investments are deemed to be impaired.

Revenue Recognition

Revenue Recognition – Real Property

We record rental revenue for the full term of each lease on a straight-line basis. Certain properties have leases that offer the tenant a period of time where no rent is due or where rent payments increase during the term of the lease. Accordingly, we record a receivable from tenants for rent that we expect to collect over the remaining lease term rather than currently, which is recorded as straight-line rents receivable. When we acquire a property, the term of any existing leases is considered to commence as of the acquisition date for purposes of this calculation. For the three months ended March 31, 2009 and 2008, the total increase to rental revenue due to straight-line rent adjustments was approximately $884,000 and $1.6 million, respectively.

Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as rental revenue. Tenant recovery income recognized as rental revenue for the three months ended March 31, 2009 and 2008 was approximately $7.0 million and $5.5 million, respectively.

Revenue Recognition – Real Estate Securities

Interest income on CMBS and CRE-CDO investments is recognized using the effective interest method in accordance with SFAS 115 and EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, as amended by FASB Position No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“EITF No. 99-20-1”). EITF No. 99-20 as so amended by FSP EITF No. 99-20-1, is hereinafter collectively referred to as “EITF No. 99-20”. Under EITF No. 99-20, at the time of purchase, our management estimates the future expected cash flows and determines the amount of accretable yield based on these estimated cash flows and the purchase price. As appropriate, we update these estimated cash flows to compute a revised yield based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate, interest rate fluctuations, interest payment shortfalls and the timing and the magnitude of credit losses on the mortgage loans underlying the securities. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and our securities income.

As discussed below in more detail, if management determines there has been an other-than-temporary impairment of our CMBS and CRE-CDOs, we determine an accretion value based on our estimate of cash flows as described above. This accretion value is amortized to income over the expected life of the investment. For the three months ended March 31, 2009, we recorded $611,000 to securities income for certain CMBS and CRE-CDOs associated with previously recorded an other-than-temporary impairments. See Note 4 for additional discussion of impairment of real estate securities.

Dividend income on preferred securities is recognized on the date the dividend is earned (referred to commonly as the “ex-dividend date”). Upon settlement of securities, the excess (or deficiency) of net proceeds over the net carrying value of such security or loan is recognized as a gain (or loss) in the period of settlement. All of our preferred securities investments are cumulative preferred securities. In the event that an issuer of one of our investments in preferred securities suspends the payment of the dividend, we do not recognize dividend income until payments are resumed and the related ex-dividend date is declared. In the event that payments are resumed for what was a previously suspended payment, we would anticipate repayments that would compensate us for payments that the issuer previously suspended due to the cumulative nature of our preferred securities investments.

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

Impairment

Impairment — Real Property

We review our investments in real property individually on a quarterly basis, and more frequently when such an evaluation is warranted, to determine their appropriate classification, as well as whether there are indicators of impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The investments in real property are either classified as held for sale or held and used based on outlined criteria in SFAS No. 144. As of March 31, 2009 and December 31, 2008, one of our properties had been analyzed and classified as held for sale. All of our remaining properties are classified as held and used. These held and used assets are reviewed for indicators of impairment which may include, among others, each tenant’s inability to make rent payments, operating losses or negative operating trends at the property level, notification by a tenant that it will not renew its lease, a decision to dispose of a property or adverse changes in the fair value of any of our properties. If indicators of impairment exist on a held and used asset, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is greater than the current net book value, in accordance with SFAS No. 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is less than its current net book value, we recognize an impairment loss for the difference between the net book value of the property and its estimated fair value. If a property is classified as held for sale, we recognize an impairment loss if the current net book value of the property exceeds its fair value less selling costs. If our assumptions, projections or estimates regarding a property change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the property. As of March 31, 2009 and December 31, 2008, we had not recorded any impairment charges to our real properties.

Impairment — Real Estate Securities

In accordance with FASB Staff Position (“FSP”) No. 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS No. 115-1/124-1”) and EITF No. 99-20, as applicable, we evaluate our real estate securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. When management’s estimate of fair value of a real estate security is less than its amortized cost, we consider whether there is an other-than-temporary impairment in the value of the security. The evaluation of other-than-temporary impairment differs between our investments in (i) preferred equity securities and (ii) CMBS and CRE-CDO securities, as described further below.

Preferred Equity Securities Impairment

On October 14, 2008, the staff in the Office of the Chief Accountant of the Commission noted in a letter (the “SEC Letter”) to the FASB, that after consulting with the FASB, the staff would not object to the application of an impairment model for perpetual preferred securities similar to debt securities since SFAS No. 115 does not specifically address the impact of the debt-like characteristics on the assessment of other-than-temporary impairment. The assessment of other-than-temporary impairment differs significantly between equity securities and debt securities. For equity securities, other-than-temporary impairment is recognized unless it is expected that the value of the security will recover in the near term and the investor has the intent and ability to hold the securities until recovery. However, for debt securities, impairment is considered other-than-temporary only if the investor does not have the ability and intent to hold the security until recovery or it has been determined that there has been an adverse change, either in timing or amount, of the cash flows underlying the investment. Such an evaluation should be based on our ability and intent to hold the security to recovery and the underlying credit of the issuers. We adopted this impairment model for our investments in perpetual preferred securities during the year ended December 31, 2008. The SEC Letter noted that the views of the staff were an intermediate step in the process of addressing the impairment of perpetual preferred securities and asked the FASB to expeditiously address the issue. As of March 31, 2009, all of our preferred securities investments were perpetual preferred securities. In applying the impairment model for perpetual preferred securities, we apply a debt security impairment model for our preferred equity securities investments that are of investment grade quality credit. Preferred equity securities that are below investment grade quality are analyzed for other-than-temporary impairment under an equity security model. If, in our judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to its fair value as of the respective balance sheet date, and the respective unrealized loss is reclassified from accumulated other comprehensive loss and recorded as a reduction to earnings.

We reviewed our preferred equity securities investments for indicators of other-than-temporary impairment. This review included analysis of (i) the length of time and the extent to which the fair value has been lower than carrying value, (ii) the financial condition and near-term prospects of the issuers, including consideration of any credit deterioration and (iii) our intent and ability to hold our investment for a reasonable period of time sufficient to allow for a forecasted recovery of fair value. Based on the results of this review, we did not record an other-than-temporary impairment charge for the three months ended March 31, 2009. For the three months ended March 31, 2008, we recorded an other-than-temporary impairment charge of approximately $25.2 million related to certain of our preferred equity securities.

CMBS and CRE-CDO Securities Impairment

On January 12, 2009, the FASB issued EITF No. 99-20-1. Prior to EITF No. 99-20-1, we were required to estimate cash flows from our CMBS and CRE-CDO securities using current information and events that a “market participant” would use in determining the fair value of the securities. EITF No. 99-20-1 amends EITF No. 99-20 by removing the concept of a market participant’s expectation of cash flows and instead requires management to determine whether it believes that it is probable that there has been an adverse change in the estimated timing and amount of cash flows from its securities based on all relevant, available information, including information about past events, current conditions and reasonable and supportable forecasts. In estimating cash flows of our securities, which requires significant judgement, we specifically consider and analyze factors such as remaining payment terms, prepayments, financial condition and value of the underlying collateral, expected defaults, analyst reports and forecasts, credit ratings and other market data that are relevant to the collectability of the contractual cash flows from the security. In determining whether an other-than-temporary impairment has occurred, we considered both the timing and amount of cash flows and our intent and ability to hold an investment for a reasonable period of time sufficient to allow for a forecasted recovery of fair value. If, in our judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to its fair value as of the respective balance sheet date, and the respective unrealized loss is reclassified from accumulated other comprehensive loss and recorded as a reduction to earnings. Based on the results of this review, we did not record other-than-temporary impairment charges related to our CMBS and CRE-CDO investments during the three months ended March 31, 2009 or March 31, 2008.

Impairment — Debt Related Investments

We review our debt related investments on a quarterly basis, and more frequently when such an evaluation is warranted, to determine if impairment exists in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”). A debt related investment is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the agreement. When a loan is deemed impaired, the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. There were no impairment losses recognized for our debt related investments in the accompanying consolidated statements of operations during the three months ended March 31, 2009 and 2008.

Derivative Instruments and Hedging Activities

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, we record all derivative instruments in the accompanying balance sheets at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. Derivative instruments used to hedge exposure to changes in the fair value of an asset, liability, or firm commitments attributable to a particular risk, such as interest rate risk, are considered “fair value” hedges. Derivative instruments used to hedge exposure to variability in expected future cash flows, such as future interest payments, or other types of forecasted transactions, are considered “cash flow” hedges. We do not have any fair value hedges.

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

On January 1, 2009, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”), which amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No.133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

Noncontrolling Interests

Effective January 1, 2009, we adopted the provisions of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB 51 (“SFAS No. 160”), which requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be included within consolidated net income. SFAS No. 160 also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 requires the parent to attribute to noncontrolling interests their share of losses even if such attribution results in a deficit noncontrolling interest balance within the parent’s equity accounts, and in some instances, requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated. As a result of our adoption of SFAS No. 160, we have recorded approximately $78.5 million and $74.8 million, respectively, as of March 31, 2009 and December 31, 2008, as noncontrolling interests in the permanent equity section of the accompanying balance sheets, which was formerly referred to as “minority interests.”

Concentration of Credit Risk and Other Risks and Uncertainties

All of our investments are subject to the various risks inherent in the current economic environment but certain of our investments, particularly our real estate securities investments, have been significantly impacted by the current economic environment. Our investments in securities rely heavily on an active and orderly credit market and therefore the value of these securities is highly sensitive to changes in credit market conditions as well as the overall economic environment. In the summer of 2007, the domestic credit market began to deteriorate led by increasing defaults on sub-prime residential mortgages and continued across all forms of mortgage lending including commercial real estate and the general credit market as a whole. These changes have significantly and adversely affected the value and the liquidity of our real estate securities. If the existing state of the economy continues or worsens, it will likely continue to adversely impact the value and liquidity of our securities and could adversely impact the ability for these securities to generate current income. Continued market volatility and uncertainty may also cause certain market indicators of impairment to persist, leading to further potential other-than-temporary impairment charges and/or permanent losses in our real estate security investments.

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

While the current credit quality of the underlying loans that comprise our CMBS and CRE-CDO investments reflect modest levels of deterioration, the more recent rise in delinquencies causes us to remain cautious about the future prospects of these investments and we acknowledge that the effects to the underlying credit quality may be delayed relative to the current economic situation. Furthermore, while the credit quality may reflect only modest levels of deterioration, the change in value of the underlying loans may also negatively impact the performance of our investment in these securities.

The lack of liquidity in the market has also made the valuation process pertaining to our CMBS and CRE-CDO investments difficult and subjective. Historically, our estimate of the value of these investments was primarily based on active issuances and the secondary trading market of such securities as compiled and reported by independent pricing agencies. The current market environment is absent new issuances and there has been very limited, if any, secondary trading of CMBS and CRE-CDOs that are similar to our investments. Our estimate of the fair value of our CMBS and CRE-CDO securities requires significant judgment by management and uses a combination of (i) observable market information, (ii) unobservable market assumptions and (iii) security-specific characteristics in determining the fair values of our CMBS and CRE-CDO investments. See Note 9 for additional details regarding our determination of the fair value of our CMBS and CRE-CDO investments. While we have used all available evidence to determine our best estimate of fair value, in accordance with SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), the amount that we could obtain if we were forced to liquidate these securities in the current market may be significantly different than our estimate of fair value.

New Accounting Pronouncements

We adopted the FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”) that establishes a framework for measuring fair value of non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis but only in certain circumstances, such as a business combination, as of January 1, 2009. The adoption of FSP FAS 157-2 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance for (i) estimating the fair value of an asset or liability when a formerly active market has become inactive and (ii) identifying transactions that are distressed or forced. FSP FAS 157-4 reaffirms the principles set forth in SFAS No. 157 that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for financial statements issued for the period ending June 30, 2009. We are analyzing the impact that the adoption of FSP FAS 157-4 may have on our results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 expands the fair value disclosures, including disclosure of methods and significant assumptions used to estimate fair value, required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods for publicly held entities. FSP FAS 107-1 is effective for financial statements issued for the period ending June 30, 2009. The adoption of FSP FAS 107-1 is not expected to have a material impact on our results of operations or financial position.

FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS No. 115-2 and FAS No. 124-2”), amends current other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP No. FAS 115-2 and FAS No. 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS No. 115-2 and FAS No. 124-2 are effective for our fiscal quarter ended June 30, 2009. We are currently evaluating the effect that the provisions of FSP FAS No. 115-2 and FAS No. 124-2 may have on our consolidated financial position, results of operations and cash flows.

3.	INVESTMENTS IN REAL PROPERTY

Our consolidated investments in real property consist of investments in office, industrial and retail properties. The following tables summarize our consolidated investments in real property as of March 31, 2009 and December 31, 2008. The following table does not include one real property that is classified as held for sale (amounts in thousands).

Real Property	Land	Building and Improvements	Intangible Lease Assets	Gross Investment Amount	Intangible Lease Liabilities	Total Investment Amount
As of March 31, 2009:
Office	$110,611	$293,785	$88,521	$492,917	$(10,715)	$482,202
Industrial properties	50,136	284,072	36,788	370,996	(8,952)	362,044
Retail properties	198,734	384,223	66,203	649,160	(44,744)	604,416

Total gross book value	359,481	962,080	191,512	1,513,073	(64,411)	1,448,662
Accumulated depreciation/amortization	—	(45,814)	(56,025)	(101,839)	8,322	(93,517)

Total net book value	$359,481	$916,266	$135,487	$1,411,234	$(56,089)	$1,355,145

As of December 31, 2008:
Office	$85,434	$271,880	$68,466	$425,780	$(7,883)	$417,897
Industrial properties	50,136	283,965	36,788	370,889	(8,952)	361,937
Retail properties	198,734	383,984	66,376	649,094	(43,922)	605,172

Total gross book value	334,304	939,829	171,630	1,445,763	(60,757)	1,385,006
Accumulated depreciation/amortization	—	(38,787)	(49,021)	(87,808)	6,788	(81,020)

Total net book value	$334,304	$901,042	$122,609	$1,357,955	$(53,969)	$1,303,986

Acquisitions

During the three months ended March 31, 2009, we acquired an office property located in the Washington, DC market (the “Connecticut Avenue Office Center”) from a third-party seller using proceeds from our public and private offerings and subsequent debt financing. The Connecticut Avenue Office Center has a total investment amount of approximately $63.6 million and consists of approximately 126,000 net rentable square feet that is currently approximately 98% occupied. We incurred expenses of approximately $1.8 million related to the acquisition of the Connecticut Avenue Office Center which were expensed as incurred pursuant to SFAS No. 141(R). These expenses are comprised of estimated legal, closing and due diligence costs of approximately $1.2 million and an acquisition fee paid to our Advisor of approximately $636,000.

Assets Held for Sale

As of March 31, 2009, we had one retail property with a gross investment amount of approximately $3.3 million located in the Palm Beach, Florida market which was classified as held for sale in accordance with SFAS No. 144. The related results of operations of this asset are presented, net of tax, as discontinued operations in the accompanying financial statements.

4.	INVESTMENT IN REAL ESTATE SECURITIES

As of March 31, 2009, our investment in real estate securities was comprised of investments in (i) preferred equity securities and (ii) CMBS and CRE-CDOs. As of March 31, 2009, the weighted average term remaining until expected maturity of our CMBS and CRE-CDO investments was approximately seven years. As of March 31, 2009, the weighted average publicly available rating, as provided by Standard and Poor’s, of our CMBS and CRE-CDO securities were approximately BB+ and B-, respectively. Our preferred equity securities are perpetual in nature and therefore do not have expected maturity dates and approximately 88% of our preferred equity securities, based on amount invested, do not have credit ratings. The following table describes our investments in real estate securities as of March 31, 2009 and December 31, 2008 (dollar amounts in thousands).

	Preferred Equity	CRE-CDOs	CMBS	Total
As of March 31, 2009:
Amount invested, net of principal repayments	$102,725	$139,818	$4,019	$246,562
Other-than-temporary impairment	(69,694)	(119,481)	(3,549)	(192,724)
Net accretion of discounts and premiums	—	1,886	136	2,022

Amortized cost	33,031	22,223	606	55,860
Net unrealized loss	(5,070)	(13,216)	(304)	(18,590)

Fair value	$27,961	$9,007	$302	$37,270

As of December 31, 2008:
Amount invested, net of principal repayments	$102,725	$139,821	$4,019	$246,565
Other-than-temporary impairment	(69,694)	(119,481)	(3,549)	(192,724)
Net accretion of discounts and premiums	—	1,167	109	1,276

Amortized cost	33,031	21,507	579	55,117
Gross unrealized loss	(1,439)	(1,310)	—	(2,749)

Fair value	$31,592	$20,197	$579	$52,368

Issuers of three of our preferred equity securities indefinitely suspended their respective preferred dividends during the three months ended December 31, 2008, resulting in a decrease in securities income for the three months ended March 31, 2009 of approximately $643,000 compared to the three months ended March 31, 2008. Further, two of our CDO investments suspended interest payments to us during the three months ended March 31, 2009. Based on management’s evaluation of these two securities and the respective issuer’s ability to ultimately make these payments to us, we accrued and recognized into income, the amounts payable to us, which in total, is approximately $157,000. We will continue to monitor these securities and if it becomes unlikely that we will not ultimately receive payment we will record the necessary reserves at such time.

The following table describes our income from real estate securities investments for the three months ended March 31, 2009 and 2008 (dollar amounts in thousands).

	Number of Holdings	For the Three Months Ended March 31,		Weighted Average Yield as of March 31, 2009 (1)
Security Type		2009	2008
Preferred Equity	24	$1,413	$2,049	5.5%
CRE-CDO (2)	15	2,201	2,461	4.0%
CMBS	2	86	72	5.0%

Total	41	$3,700	$4,582	4.6%

(1)	Weighted average yield is calculated on an unlevered basis using the amount invested, current interest rates and accretion of premiums and discounts realized upon the initial investment for each security type. For purposes of this table, yields for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of March 31, 2009. For purposes of this table, we have assumed a yield of zero on our preferred equity securities investments for which the preferred dividend payment has been indefinitely suspended.

(2)	Incremental accretion associated with impairment charges totaled approximately $611,000 for the three months ended March 31, 2009, which is not included in the calculation of yield as described above in footnote (1).

Other-than-Temporary Impairment

During the three months ended March 31, 2008, we recorded impairment charges totaling approximately $25.2 million related to other-than-temporary impairment of our real estate securities. This impairment charge was related to our preferred equity securities. We did not record impairment charges during the three months ended March 31, 2009.

Pursuant to EITF No. 99-20, if we determine that the underlying cash flows of a security have been adversely affected we recognize an other-than-temporary impairment. For subsequent income recognition, the amount of accretable yield should be recalculated using revised estimated cash flows. For the three months ended March 31, 2009, we recorded approximately $611,000 in securities income as a result of accretable yield associated with previously impaired CMBS and CRE-CDOs. No accretion was recorded for the same period in 2008 as a result of other-than-temporary impairment charges and/or a change in estimated cash flows.

Unrealized Losses

As of March 31, 2009 and December 31, 2008, the balance in other comprehensive income (loss) specific to our real estate securities reflects a loss of approximately $18.6 million and $2.7 million, respectively.

The following table presents the unrealized losses and estimated fair values of our real estate securities investments by length of time that such securities have been in a continuous unrealized loss position as of March 31, 2009 and December 31, 2008. For purposes of the following table, for securities which we have previously recorded an other-than-temporary impairment charge, the unrealized loss amount (if any) is determined based on comparing the fair value as of March 31, 2009 to the fair value recorded as of the most recent impairment date (dollar amounts in thousands).

	Less Than 12 Months			12 Months or Greater			Total
Type of Security	Number of Holdings	Fair Value	Gross Unrealized Loss	Number of Holdings	Fair Value	Gross Unrealized Loss	Number of Holdings	Fair Value	Gross Unrealized Loss
As of March 31, 2009:
Preferred Equity	18	$18,630	$4,280	3	$3,207	$1,606	21	$21,837	$5,886
CMBS and CRE-CDOs	17	9,309	13,521	—	—	—	17	9,309	13,521

Total	35	$27,939	$17,801	3	$3,207	$1,606	38	$31,146	$19,407

As of December 31, 2008:
Preferred Equity	3	$3,658	$755	2	$1,139	$684	5	$4,797	$1,439
CMBS and CRE-CDOs	2	1,935	1,310	—	—	—	2	1,935	1,310

Total	5	$5,593	$2,065	2	$1,139	$684	7	$6,732	$2,749

Based upon our intent and ability to hold these real estate securities for a period of time sufficient to allow for a forecasted recovery of fair value, the continued performance of the issuer or the underlying collateral, as well as our assessment, based on all available evidence considered, that the underlying cash flows will continue to perform in the future, the gross unrealized loss of approximately $19.4 million is considered to be temporary as of March 31, 2009, and, as a result, no additional impairment losses related to the real estate securities in the above table have been recognized. See Note 2 for discussion of the impairment models applicable to our investments in real estate securities. As of March 31, 2009, we had a gross unrealized gain of approximately $816,000 related to three of our preferred equity securities with a fair value of approximately $6.1 million.

The extreme volatility and disruption to global capital markets and the onset of a recession in the world’s major economies have exerted significant downward pressure on prices of equity securities and resulted in severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. These developments have significantly impacted the fair value of our real estate securities. Continued volatility in the equity markets could continue to significantly impact the fair values of our preferred equity securities and result in further other-than-temporary impairment charges. Further deterioration of economic and credit market conditions would likely result in significant negative changes in factors such as financial conditions of the issuers, expected defaults, analyst reports and forecasts, credit ratings, the value of the underlying collateral and other market data that are relevant to the collectability of the contractual cash flows from these securities, adversely impacting the fair value of our CMBS and CRE-CDO securities and potentially resulting in additional other-than-temporary impairment charges.

5.	DEBT RELATED INVESTMENTS

As of March 31, 2009, we had approximately $106.5 million in debt related investments including an investment of approximately $17.5 million in an unconsolidated joint venture. The following table describes our debt related investments as of March 31, 2009 and December 31, 2008 (dollar amounts in thousands).

	Number of Investments as of		Net Investment (1) as of		Weighted Average Maturity in Years (2)
Investment Type	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
B-notes	4	4	51,929	51,930	2.7
Mezzanine debt	2	2	37,004	36,919	5.7

Subtotal	6	6	88,933	88,849	3.9
Unconsolidated joint venture (3)	1	1	17,533	17,532	1.2

Total	7	7	$106,466	$106,381	3.5

(1)	Amount presented is net of accumulated accretion and amortization of discounts and premiums.

(2)	As of March 31, 2009 and weighted by relative investment amounts.

(3)	The Liberty Avenue Joint Venture is accounted for as an unconsolidated joint venture, which we account for using the equity method per guidance established under Accounting Principals Bulleting Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. We include the Liberty Avenue Debt Investment in our debt related investments operating segment as the terms of our investment are managed similarly to our other debt related investments.

As of March 31, 2009, there were no delinquent debt service payments owed to us related to our debt related investments. The following table describes our debt related income, including equity in earnings of an unconsolidated joint venture, for the three months ended March 31, 2009 and 2008 (dollar amounts in thousands).

	For the Three Months Ended March 31,		Weighted Average Yield as of March 31, 2009 (1)
Investment Type	2009	2008
Mortgage loan (2)	$—	$804	N/A
B-notes	757	1,058	5.9%
Mezzanine debt	903	532	10.0%

Subtotal	$1,660	$2,394	7.6%
Unconsolidated joint venture	545	—	13.0%

Total	$2,205	$2,394	8.5%

(1)	Weighted average yield is calculated on an unlevered basis using the net investment amount, current interest rates and accretion of premiums or discounts realized upon the initial investment for each investment type as of March 31, 2009. Yields for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of March 31, 2009 for purposes of this table.

(2)	During 2008, our only mortgage loan investment was repaid in full.

6.	DEBT OBLIGATIONS

We use and intend to continue to use debt as a means of financing a portion of our investments. As of March 31, 2009 and December 31, 2008, we had outstanding debt obligations of approximately $782.9 million and $734.9 million, respectively. These borrowings were comprised of mortgage notes as of March 31, 2009 and December 31, 2008 of approximately $767.4 million and $719.0 million, respectively, and other secured borrowings of approximately $15.6 million and $15.9 million, respectively.

Mortgage Notes

The following table describes our mortgage notes related to our operating properties in more detail as of March 31, 2009 and December 31, 2008 (dollar amounts in thousands).

	Weighted Average Stated Interest Rate as of		Outstanding Balance as of (1)		Gross Investment Amount of Properties Securing Mortgage Notes as of
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Fixed rate mortgages	6.1%	6.0%	$709,125	$661,031	$1,228,308	$1,131,051
Floating rate mortgages (2)	2.3%	2.2%	58,243	57,988	82,744	82,320

Total / weighted average	5.8%	5.7%	$767,368	$719,019	$1,311,052	$1,213,371

(1)	Amounts presented are net of unamortized discounts to the face value of our outstanding fixed-rate mortgages of $217,000 and $221,000, as of March 31, 2009 and December 31, 2008, respectively.

(2)	As of both March 31, 2009 and December 31, 2008, floating-rate mortgage notes were subject to interest rates at spreads between 1.40% to 3.50% over one-month LIBOR.

As of March 31, 2009, of the 35 mortgage notes outstanding, 18 were interest only and 17 were fully amortizing with outstanding balances of approximately $534.5 million and $232.9 million, respectively. Mortgage notes outstanding as of March 31, 2009 had maturity dates ranging from June 2009 through September 2036. None of our mortgage notes are recourse to us. Five of our mortgage notes with an aggregate outstanding principal balance as of March 31, 2009 of approximately $65.4 million, have initial maturities before December 31, 2011. One of these notes, with an outstanding principal balance as of March 31, 2009 of $42.1 million has extension options beyond December 31, 2011. These extension options are subject to certain lender covenants and restrictions that we must meet to extend this maturity date. We currently cannot assert, with any degree of certainty that we will qualify for these extensions upon the initial maturity date of this mortgage note.

Borrowing Activity

During the three months ended March 31, 2009, we issued approximately $48.9 million in new mortgage debt financing that was comprised of two mortgage notes secured by six real properties. These notes are amortizing, bearing interest at a weighted average stated interest rate of approximately 7.3%, and mature in 2016.

Other Secured Borrowings

Borrowings Secured by Debt Related Investments

To partially finance the acquisition of a debt related investment in May 2008, we obtained a floating-rate loan with an outstanding principal balance as of March 31, 2009 and December 31, 2008 of approximately $10.2 million, respectively, that bears interest based at a spread of 1.50% over the one-month LIBOR rate and matures in 2012. As of March 31, 2009 and December 31, 2008, the net investment amount of the debt investment which secures this borrowing was approximately $16.8 million. For the three months ended March 31, 2009, we incurred interest expense for this loan of approximately $57,000.

Securities Margin Account

In July 2006, we established a securities margin account with an independent, third-party commercial lender intended to enable us to borrow funds for various purposes secured by our preferred equity securities. As of March 31, 2009, the fair value of the preferred equity securities which serve as collateral for the securities margin account was approximately $28.0 million. Pursuant to this securities margin account, we have the capacity to borrow up to 65% of the market value of any eligible real estate security held in the account. As of March 31, 2009 and December 31, 2008, approximately $5.4 million and $5.7 million, respectively, were outstanding on the securities margin account. The proceeds from these borrowings were used for general corporate and investment purposes. Borrowings associated with this securities margin account are charged interest at a rate of one-month LIBOR plus 50 basis points, and as of March 31, 2009, the interest rate on the securities margin account was approximately 1.0%. For the three months ended March 31, 2009 and 2008, we incurred interest expense for this margin account of approximately $13,000 and $362,000, respectively. This margin account does not have a stated maturity date.

7.	HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

We maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. We generally seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by selectively utilizing derivative instruments to hedge exposures to changes in interest rates on loans secured by our assets. While this hedging strategy is designed to minimize the impact on our net income (loss) and cash provided by operating activities from changes in interest rates, the overall returns on our investments may be reduced. Our board of directors has established policies and procedures regarding our use of derivative instruments for hedging or other purposes to achieve these risk management objectives.

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps, caps and collars as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up front premium. Interest rate collars designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable-rate amounts if interest rates fall below the floor strike rate on the contract.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2009, we used such derivatives to hedge the variable cash flows associated with existing variable-rate debt or forecasted issuances of debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2009, we recorded a loss of approximately $167,000 due to hedge ineffectiveness in earnings attributable to the delay in issuance of debt for derivatives used to hedge forecasted issuances of debt.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as we make interest payments on our related debt. During the next twelve months, we estimate that an additional amount of approximately $3.5 million will be reclassified as an increase to interest expense.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2009, we used such derivatives to hedge variable cash flows associated with existing variable-rate debt or forecasted issuances of debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2009, we recorded a loss of approximately $167,000 due to hedge ineffectiveness in earnings attributable to the delay in issuance of debt for derivatives used to hedge forecasted issuances of debt. An additional $246,000 of losses was reclassified from other comprehensive income (loss) to earnings due to a mismatch in the principal amount of the debt and the notional amount of the swap. These amounts were offset by a gain resulting from changes in fair value of derivatives not designated as hedges of approximately $1.0 million for a net gain on derivatives of approximately $588,000, as reflected in our accompanying statements of operations.

Our hedging exposure to the variability in future cash flows for probable debt issuances will expire prior to August 2009 when our one remaining LIBOR-based forward starting swap terminates.

Designated Hedges

As of March 31, 2009, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swap	1	$50,000
Interest rate cap	1	46,500

Total	2	$96,500

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used by us to manage our exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of SFAS No. 133. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a gain of approximately $1.0 million for the three months ended March 31, 2009. As of March 31, 2009, we had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (amounts in thousands):

Product	Number of Instruments	Notional
Interest rate swap	1	$159,587
Interest rate cap	1	9,700

Total	2	$169,287

Fair Values of Derivative Instruments

The table below presents the fair value of our derivative financial instruments as well as their classification on our accompanying balance sheets as of March 31, 2009 (amounts in thousands).

	As of March 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location (1)	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133
Interest rate contracts	Other assets	$—	Derivative instruments	$12,263

Total derivatives designated as hedging instruments under SFAS No. 133		—		12,263
Derivatives not designated as hedging instruments under SFAS No. 133
Interest rate contracts	Other assets	—	Derivative instruments	322

Total derivatives not designated as hedging instruments under SFAS No. 133		—		322
Total derivatives		$—		$12,585

(1)	As of March 31, 2009, we did not have any derivatives with an asset value recorded in other assets in our consolidated balance sheets. However, asset derivatives have historically been included in other asset in our consolidated balance sheets, when such assets existed.

Effect of Derivative Instruments on the Statement of Operations

The tables below present the effect of our derivative financial instruments on our accompanying statements of operations for the three months ended March 31, 2009 (amounts in thousands).

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Reclassified to Gain(Loss) on Derivatives)
Interest rate contracts	$(1,194)	Interest expense	$(315)	Gain (loss) on derivatives	$(413)

Derivatives Not Designated as Hedging Instruments Under SFAS No. 133	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
Interest rate contracts	Gain (loss) on derivatives	$1,001

Credit-risk-related Contingent Features

Credit risk is the failure of a counterparty to perform under the terms of an agreement. We could potentially have exposure to credit risk with a counterparty to our remaining hedging contracts. If the fair value of a derivative contract were positive, the counterparty would owe us, which would create a potential credit risk for us in connection with collection of the amount owed. We seek to minimize the credit risk within our investments and with our derivative instruments by entering into transactions with what we deem to be high-quality counterparties. However, we cannot mitigate all of our credit risk exposure and therefore our operating results may be adversely impacted by the failure of a counterparty to perform under the terms of an agreement.

We have agreements with each of our derivative counterparties that contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. We also have agreements with certain of our derivative counterparties that contain a provision where if we fail to maintain a minimum net worth of $150 million then we could be declared in default on our derivative obligations. In addition, we have agreements with certain of our derivative counterparties that contain a provision where if we fail to maintain a minimum leverage ratio of 300 percent of net assets, then we could be declared in default on our derivative obligations.

As of March 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $13.1 million. As of March 31, 2009, we have not posted any collateral related to these agreements. If we had breached any of these provisions as of March 31, 2009, we could have been required to settle our obligations under the agreements at their termination value of $13.1 million.

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

During the three months ended March 31, 2009, we raised approximately $2.8 million from the sale of fractional interests in one property. Furthermore, during the three months ended March 31, 2009, we exercised our option to acquire, at fair value, approximately $7.9 million of previously sold fractional interests in one property for a combination of (i) approximately 747,000 OP Units issued at a price of $10.00 per OP Unit, representing approximately $7.5 million of the aggregate purchase and (ii) approximately $412,000 in cash. The result of this activity was a net decrease in our financing obligations of approximately $5.1 million for the three months ended March 31, 2009.

For both of the three month periods ended March 31, 2009 and 2008, we incurred rent obligations of approximately $1.5 million under our lease agreements with the investors who have participated in our private placements. The various lease agreements in place as of March 31, 2009 contained expiration dates ranging from June 2019 to January 2037.

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

During the three months ended March 31, 2009 and 2008, we incurred upfront costs of approximately $275,000 and $2.4 million, respectively, payable to our Advisor and other affiliates for services provided related to effecting these transactions, which are accounted for as deferred loan costs. Such deferred loan costs are included in other assets in the accompanying consolidated balance sheets and amortized to interest expense over the life of the financing obligation. If we elect to exercise our purchase option as described above and issue OP Units, the unamortized up-front fees and expense reimbursements paid to affiliates will be recorded against noncontrolling interests as a reduction of the amount received for issuing the OP Units. During the three months ended March 31, 2009 and 2008, we recorded approximately $664,000 and $2.3 million, respectively, of unamortized deferred loan cost against noncontrolling interest as a reduction in the amount received for issuing the OP Units. If our Operating Partnership does not elect to exercise any such purchase option, we will continue to account for these transactions as a financing obligation because we will continue to sublease 100% of the properties and will therefore not meet the definition of “active use” set forth in SFAS No. 98 in order to recognize the sale of such fractional interests.

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

The table below presents certain of our assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall as defined above (amounts in thousands).

	Level 1	Level 2	Level 3	Total
As of March 31, 2009:
Assets
Preferred equity	$27,961	$—	$—	$27,961
CMBS and CRE-CDOs	—	—	9,309	9,309

Investment in real estate securities	27,961	—	9,309	37,270
Liabilities
Derivative instruments	—	(12,585)	—	(12,585)

Total	$27,961	$(12,585)	$9,309	$24,685

As of December 31, 2008:
Assets
Preferred equity	$31,592	$—	$—	$31,592
CMBS and CRE-CDOs	—	—	20,776	20,776

Investment in real estate securities	31,592	—	20,776	52,368
Liabilities
Derivative instruments	—	(27,213)	—	(27,213)

Total	$31,592	$(27,213)	$20,776	$25,155

The table below presents a reconciliation of the beginning and ending balances of certain of our assets and liabilities having fair value measurements based on significant unobservable inputs (Level 3) between December 31, 2008 and March 31, 2009 (amounts in thousands).

CMBS and CRE-CDOs
Beginning balance as of December 31, 2008 (1)	$20,776
Included in net income (loss)	746
Included in other comprehensive income (loss)	(12,210)
Purchases, issuances and settlements	(3)

Total change in fair value	(11,467)
Transfers in and/or out of Level 3	—

Ending balance as of March 31, 2009	$9,309

Fair Value Estimates of Investments in Real Estate Securities

As of March 31, 2009, our real estate securities were valued in two categories, comprised of (i) preferred equity securities and (ii) CMBS and CRE-CDOs. Our pricing procedures for each of the two categories are applied to each specific investment within their respective categories.

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

To comply with the provisions of SFAS No. 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

The majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with our derivative instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of potential default by us and our counterparties. As of March 31, 2009, we have assessed the significance of the impact of the credit valuation adjustments and have determined that it was not significant to the overall valuation of our derivative instruments. As a result, we have determined that all of our derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.

10.	NONCONTROLLING INTERESTS

Our noncontrolling interests consist of three components: (i) joint venture partnership interests held by our partners, (ii) OP Units held by third parties and (iii) Special Units held by the parent of our Advisor. The following table summarizes noncontrolling interest balances as of March 31, 2009 and December 31, 2008 in terms of cumulative contributions, distributions and cumulative allocations of net income (loss) (amounts in thousands).

	As of March 31, 2009	As of December 31, 2008
OP Units:
Contributions	$65,179	$59,394
Distributions	(3,708)	(2,660)
Share of net loss	(6,291)	(6,276)
Share of comprehensive loss	1,023	1,611

Subtotal	56,203	52,069
Joint Venture Partner Interests:
Contributions	$35,274	35,274
Distributions	(10,785)	(10,543)
Share of net loss	(2,192)	(2,004)

Subtotal	22,297	22,727
Special Units:
Contributions	1	1
Distributions	—	—
Share of net loss	—	—

Subtotal	1	1

Total	$78,501	$74,797

OP Units

EITF Topic D-98, Classification and Measurement of Redeemable Securities (“EITF Topic D-98”), requires securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, to be classified as redeemable noncontrolling interests outside of permanent equity in our accompanying balance sheets. We have evaluated our ability to deliver shares of common stock to satisfy redemption requests from holders of our OP Units pursuant to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and we have concluded that we have the right to satisfy the redemption requirements of holders of our OP Units by delivering unregistered shares of our common stock. Therefore, the guidance in EITF Topic D-98 does not apply to our OP Units. Each outstanding OP Unit is exchangeable for one share of our common stock, and the OP Unit holder cannot require redemption in cash or other assets. As a result we classify our OP Units as noncontrolling interests.

As of March 31, 2009 and December 31, 2008, we owned approximately 95.9% and 96.1%, respectively, of our Operating Partnership, and the remaining interests in our Operating Partnership were owned by third-party investors and our Advisor. After a period of one year, holders of OP Units may request the Operating Partnership to redeem their OP Units. We have the option of redeeming the OP Units with cash, shares of our common stock or with a combination of cash and shares of our common stock. In May 2005, our Operating Partnership issued 20,000 OP Units to our Advisor for gross proceeds of $200,000, which represented less than a 0.1% ownership interest in our Operating Partnership as of March 31, 2009 and December 31, 2009. In addition, as of March 31, 2009 and December 31, 2008, we had issued approximately 7.2 million, net of redemptions, and 6.5 million OP Units, respectively, to third-party investors in connection with our Operating Partnership’s private placements and such units had a maximum approximate redemption value as of March 31, 2009 and December 31, 2008, of approximately $72.3 million and $64.8 million, respectively, based on the price of our common stock. During the three months ended March 31, 2009, we redeemed approximately 110,000 OP Units by paying cash of approximately $1.0 million.

During the three months ended March 31, 2009, OP Unit holders contributed approximately $5.8 million to our Operating Partnership and received distributions from our Operating Partnership of approximately $1.0 million. For the three months ended March 31, 2009 and 2008, we attributed approximately $14,000 and $428,000, respectively, in net losses of our Operating Partnership to OP Unit holders and approximately $588,000 in other comprehensive losses for the three months ended March 31, 2009.

Joint Venture Partner Interests

Certain of our joint ventures are consolidated by us in the accompanying consolidated financial statements. Our joint venture partners’ interests in our consolidated partnerships are not redeemable. As a result, we classify our joint venture partners’ interests as noncontrolling interests. We present contributions, distributions and equity in earnings of the respective joint venture partners as noncontrolling interests.

During the three months ended March 31, 2009, joint venture partners collectively received distributions from these joint ventures of approximately $241,000. For the three months ended March 31, 2009 and 2008, we attributed approximately $190,000 and $375,000, respectively, in net losses of their respective joint ventures. Joint venture partners did not make any contributions to these joint ventures during the three months ended March 31, 2009.

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

We have evaluated Special Units held by the Advisor per the guidance set forth in EITF Topic D-98 and determined that Special Units are not redeemable at a fixed or determinable amount on a fixed or determinable date, at the option of the holder, or upon events that are not solely within our control. As a result, we classify our Special Units as noncontrolling interests.

There was no activity related to Special Unit holders during the three months ended March 31, 2009.

11.	STOCKHOLDERS’ EQUITY

Common Stock

On May 27, 2005, we filed a registration statement on Form S-11 with the Commission in connection with an initial public offering of our common stock, which was declared effective on January 27, 2006. Pursuant to the registration statement, we offered up to $2.0 billion in shares of our common stock, 75% of which were offered to the public at a price of $10.00 per share, and 25% of which were offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. On June 11, 2007, we filed a registration statement on Form S-11 with the Commission for a follow-on public offering of our common stock, which was initially declared effective on January 22, 2008. Pursuant to the registration statement, we are currently offering up to $2.0 billion in shares of our common stock, 75% of which are being offered to the public at a price of $10.00 per share, and 25% of which are being offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. The following table summarizes shares sold, gross proceeds received and the commissions and fees paid by offering as of March 31, 2009 (amounts in thousands).

	Shares	Gross Proceeds	Commissions and Fees	Net Proceeds
Shares sold in the initial offering	114,741	$1,136,969	$(104,295)	$1,032,674
Shares sold in the follow-on offering	50,281	494,381	(41,085)	453,296
Shares sold pursuant to our distribution reinvestment plan in the initial offering	3,455	32,824	(309)	32,515
Shares sold pursuant to our distribution reinvestment plan in the follow-on offering	5,051	47,986	—	47,986
Shares repurchased pursuant to our share redemption program	(7,079)	(65,608)	—	(65,608)

Total	166,449	$1,646,552	$(145,689)	$1,500,863

For the three months ended March 31, 2009 and 2008, approximately 8.3 million and 13.0 million shares of our common stock were issued in connection with our public offerings, respectively, for net proceeds of approximately $75.4 million and $116.7 million, respectively. The net proceeds from the sale of these shares were transferred to our Operating Partnership in exchange for OP Units on a one-for-one basis.

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

During the three months ended March 31, 2009 and 2008, we redeemed approximately 853,000 and 474,000 shares of our common stock, respectively, pursuant to our share redemption program for approximately $8.1 million and $4.4 million, respectively. We presently intend to limit the number of shares to be redeemed during any consecutive twelve month period to no more than five percent of the number of shares of common stock outstanding at the beginning of such twelve month period (the “Redemption Cap”). During the first quarter of 2009, we had received requests to redeem approximately 6.1 million shares of common stock, which exceeded our first quarter 2009 Redemption Cap of approximately 853,000 shares of common stock by approximately 5.3 million shares. Based on application of the Redemption Cap, we redeemed, on a pro rata basis, approximately 13.9% of the shares each shareholder requested to be redeemed for the first quarter of 2009.

Distributions

We accrue and pay distributions on a quarterly basis. Our board of directors declares and authorizes the following quarter’s distribution during the preceding quarter. We calculate individual payments of distributions to each stockholder or OP Unit holder based upon daily record dates during each quarter, so that investors are eligible to earn distributions immediately upon purchasing shares of our common stock or upon purchasing OP Units. During the three months ended March 31, 2009 and 2008, we declared distributions to our common stockholders of approximately $24.4 million and $18.1 million, respectively. Of these amounts, approximately $11.2 million and $7.4 million, respectively, was paid in cash and approximately $13.2 million and $10.7 million, respectively, was reinvested shares of our common stock pursuant to our distribution reinvestment plan for the three months ended March 31, 2009 and 2008. The following table sets forth the distributions that have been paid and/or authorized as of March 31, 2009.

	Amount Declared Per Share/Unit(1)	Annualized Amount Per Share/Unit(1)	Payment Date
2008
1st Quarter 2008	$0.1500	$0.60	April 15, 2008
2nd Quarter 2008	$0.1500	$0.60	July 15, 2008
3rd Quarter 2008	$0.1500	$0.60	October 15, 2008
4th Quarter 2008	$0.1500	$0.60	January 15, 2009
2009
1st Quarter 2009	$0.1500	$0.60	April 15, 2009
2nd Quarter 2009	$0.1500	$0.60	July 15, 2009 (2)

(1)	Assumes ownership of share or unit for the entire quarter.

(2)	Expected payment date.

12.	RELATED PARTY TRANSACTIONS

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

Acquisition Fees

Pursuant to the Advisory Agreement, we pay certain acquisition fees to the Advisor. For each real property acquired in the operating stage, the acquisition fee is equal to 1.0% of the purchase price. For each real property acquired prior to or during the development or construction stage, the acquisition fee is equal to up to 4.0% of the total project cost (which will be the amount actually paid or allocated to the purchase, development, construction or improvement of a property exclusive of acquisition fees and acquisition expenses). The Advisor also is entitled to receive an acquisition fee of 1.0% of the principal amount in connection with (i) the origination or acquisition of any type of debt investment including, but not limited to, the origination of mortgage loans, B-notes, mezzanine debt, participating debt (including with equity-like features), non-traded preferred securities, convertible debt, hybrid instruments, equity instruments and other related investments, and (ii) the acquisition of any type of non-securitized debt investment including, but not limited to, acquisitions or participations in mortgage loans, B-notes, mezzanine debt, participating debt (including with equity-like features), non-traded preferred securities, convertible debt, hybrid instruments, equity instruments and other related investments. During the three months ended March 31, 2009 and 2008, our Advisor earned approximately $636,000 and $248,000 in acquisition fees, respectively. With our adoption of SFAS No. 141(R) on January 1, 2009, these fees are recorded as an expense in the period in which they are incurred. Prior to January 1, 2009, these fees were accounted for as part of the historical cost of the acquired assets.

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

For securities and debt related assets, both before and after the Dividend Coverage Ratio Date, the asset management fee consists of a monthly fee equal to one-twelfth of 1.0% of (i) the aggregate value, determined at least quarterly, of our real estate related securities and (ii) the amount invested in the case of our debt related assets within our portfolio.

For the three months ended March 31, 2009 and 2008, our Advisor earned approximately $3.0 million and $2.9 million in asset management fees, respectively.

Fees Paid to our Advisor and its Affiliates Related to Public Offerings of our Common Stock

The following table summarizes selling costs incurred by us in connection with our public offerings of common stock and paid to the Advisor and the Dealer Manager. These amounts have been included as a reduction to additional paid-in capital in the accompanying consolidated statement of stockholders’ equity. See below for further description of each fee for the three months ended March 31, 2009 and 2008 (amounts in thousands).

	For the Three Months Ended March 31,
Reimbursement and Fee Description	2009	2008
Organization and offering costs reimbursement	$1,032	$1,850
Dealer manager fees	1,721	2,968
Broker dealer sales commissions	3,108	5,293

Total reimbursements and fees	$5,861	$10,111

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

As of March 31, 2009, the Advisor had incurred cumulative reimbursable offering costs of approximately $35.6 million. As of March 31, 2009, we were obligated to reimburse approximately $24.8 million in such reimbursable offering costs. As of March 31, 2009, of the $24.8 million in reimbursable offering costs we had incurred, approximately $268,000 had not yet been reimbursed to the Advisor, and have been included in accounts payable and accrued expenses in the accompanying balance sheet. As of December 31, 2008, of the $16.8 million in reimbursable offering costs we had incurred, approximately $216,000 had not yet been reimbursed to the Advisor, which have been included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

As of March 31, 2009, approximately $10.9 million of reimbursable offering costs incurred by the Advisor are not reflected in the accompanying consolidated balance sheets, due to the fact that we are not obligated to reimburse these costs to the Advisor until the corresponding aggregate gross offering proceeds are raised in our public offering of common stock.

Dealer Manager Fees and Broker Dealer Sales Commissions

Pursuant to the Dealer Manager Agreement, we pay a dealer manager fee of up to 2.5% of gross offering proceeds raised pursuant to our public offerings of common stock to the Dealer Manager as compensation for managing the offerings. The Dealer Manager is considered to be a related party as certain indirect owners and employees of the Dealer Manager serve as our executives. The Dealer Manager may re-allow a portion of such fees to broker dealers who participate in the offerings. We also pay up to a 6.0% sales commission of gross offering proceeds raised pursuant to our public offerings of common stock. As of March 31, 2009, all sales commissions paid to the Dealer Manager had been re-allowed to participating broker dealers. Such amounts are considered a cost of raising capital and as such are included as a reduction of additional paid-in capital in the accompanying consolidated statement of stockholders’ equity. Of these costs, we had accrued approximately $448,000 and $361,000 for dealer manager fees and $270,000 and $123,000 for sales commissions as of March 31, 2009 and December 31, 2008, respectively.

Fees Paid to the Advisor and Affiliates Related to our Operating Partnership’s Private Placement Offerings

The following table summarizes costs we incurred associated with our Operating Partnership’s private placement offerings and paid to the Advisor, the Dealer Manager and the Facilitator. These amounts are accounted for as deferred loan costs. Such deferred loan costs are included in our consolidated balance sheets and amortized to “Interest expense” over the life of the financing obligation (see Note 8 for additional information). As described in Note 8, if our Operating Partnership elects to exercise any purchase option and issue limited partnership units, the unamortized portion of up-front fees and expense reimbursements paid to affiliates will be recorded against noncontrolling interest as a selling cost of the limited partnership units. See below for further discussion of each fee described in the below table for the three months ended March 31, 2009 and 2008 (amounts in thousands).

	For the Three Months Ended March 31,
Reimbursement and Fee Description	2009	2008
Organization and offering costs reimbursement	$41	$363
Dealer manager fees	41	363
Broker dealer sales commissions	138	1,193
Facilitator fees	55	485

Total reimbursements and fees	$275	$2,404

Organizational and Offering Cost Reimbursement

Our Advisor is obligated to pay all of the offering and marketing-related costs associated with our Operating Partnership’s private placements. However, the Operating Partnership is obligated to pay our Advisor a non-accountable expense allowance which equals 1.5% of the gross equity proceeds raised through the Operating Partnership’s private placements.

Dealer Manager Fees and Broker Dealer Sales Commissions

We have also entered into a separate dealer manager agreement with the Dealer Manager pursuant to which we pay a dealer manager fee of up to 1.5% of the gross equity proceeds raised through our Operating Partnership’s private placements. We also pay the Dealer Manager a sales commission of up to 5.0% of the gross equity proceeds raised through our Operating Partnership’s private placement. As of March 31, 2009, substantially all of the sales commissions were re-allowed to participating broker dealers who are responsible for effecting sales.

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

Other Expense Reimbursements

In addition to the reimbursement of organizational and offering costs, we are also obligated, subject to certain limitations, to reimburse our Advisor for certain other expenses incurred on our behalf for providing services contemplated in the Advisory Agreement, (the Advisor utilizes its employees to provide such services and in certain instances that includes our named executive officers) provided that the Advisor does not receive a specific fee for the activities which generate the expenses to be reimbursed. For the three months ended March 31, 2009 and 2008, we incurred approximately $198,000 and $126,000, respectively, of these expenses which we reimbursed to the Advisor. We record these reimbursements as general and administrative expenses in our consolidated statements of operations.

Product Specialists

In addition to utilizing its own management team, the Advisor actively seeks to form strategic alliances with recognized leaders in the real estate and investment management industries. These alliances are intended to allow the Advisor to leverage the organizational infrastructure of experienced real estate developers, operators and investment managers and to potentially give us access to a greater number of real property, debt related and real estate securities investment opportunities. The use of product specialists or other service providers does not eliminate or reduce the Advisor’s fiduciary duty to us. The Advisor retains ultimate responsibility for the performance of all of the matters entrusted to it under the Advisory Agreement.

The Advisor’s product specialists are and will be compensated through a combination of (i) reallowance of acquisition, disposition, asset management and/or other fees paid by us to the Advisor and (ii) potential profit participation in connection with specific portfolio asset(s) identified by them and invested in by us. We may enter into joint ventures or other arrangements with affiliates of the Advisor to acquire, develop and/or manage real properties. As of March 31, 2009, our Advisor had entered into joint venture and/or product specialist arrangements with one current affiliate (Dividend Capital Investments LLC) and one former affiliate (DCT Industrial Trust Inc.), as discussed below in more detail.

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

DCT Industrial Trust Inc.

On September 1, 2006, our Advisor entered into a product specialist agreement with DCT Industrial Trust Inc. (“DCT”), a former affiliate of ours, in connection with acquisition and asset management services related to our industrial real property investments. Pursuant to this agreement, a portion of the acquisition and asset management fees that our Advisor receives from us related to specific industrial real property investments is reallowed to DCT in exchange for services provided. In addition, we had entered into three separate joint venture agreements with DCT as of March 31, 2009.

13.	NET INCOME (LOSS) PER COMMON SHARE

Reconciliations of the numerator and denominator used to calculate basic net income (loss) per common share to the numerator and denominator used to calculate diluted net income (loss) per common share for the three months ended March 31, 2009 and 2008, are described in the following table (amounts in thousands, except per share information).

	For the Three Months Ended March 31,
	2009	2008
Numerator
Net loss for basic earnings per share from continuing operations attributable to common stockholders	$(377)	$(22,563)
Dilutive noncontrolling interests share in net loss from continuing operations	(14)	428

Numerator for diluted earnings per share – adjusted loss from continuing operations	(391)	(22,135)
Net loss for basic earnings per share attributable to common stockholders	$(327)	$(22,563)
Dilutive noncontrolling interests share in net loss from continuing operations	(14)	428
Dilutive noncontrolling interests share in net income from discontinued operations	—	—

Numerator for diluted earnings per share – adjusted net loss	(341)	(22,135)
Denominator
Weighted average shares outstanding-basic	162,936	120,893
Incremental weighted average shares effect of conversion of OP units	7,216	1,770

Weighted average shares outstanding-diluted	170,152	122,663

NET LOSS PER COMMON SHARE-BASIC
Net income (loss) from continuing operations attributable to common stockholders	$(0.00)	$(0.19)
Net income (loss) from discontinued operations attributable to common stockholders	—	—

Net loss attributable to common stockholders	$(0.00)	$(0.19)

NETLOSS PER COMMON SHARE-DILUTED (1)
Net income (loss) from continuing operations attributable to common stockholders	$(0.00)	$(0.19)
Net income (loss) from discontinued operations attributable to common stockholders	—	—

Net loss attributable to common stockholders	$(0.00)	$(0.19)

(1)	Net income (loss) per common share-diluted is computed by dividing net income (loss) before dilutive noncontrolling interests by the weighted average common shares plus shares issuable upon exercising outstanding OP Units.

14.	SEGMENT INFORMATION

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”) establishes standards for the way that public entities report information about operating segments in their financial statements. We have the following business segments: (i) investments in real property, (ii) investments in real estate securities and (iii) debt related investments. The following table sets forth components of net operating income (“NOI”) of our segments for three months ended March 31, 2009 and 2008 (amounts in thousands).

	For the Three Months Ended March 31,
	Revenues		NOI
	2009	2008	2009	2008
Real property	$33,574	$28,212	$24,548	$21,088
Real estate securities	3,700	4,582	3,700	4,582
Debt related investments (1)	2,205	2,394	2,205	2,394

Total	$39,479	$35,188	$30,453	$28,064

(1)	Includes operating results from our investment in an unconsolidated joint venture.

We consider NOI to be an appropriate supplemental financial performance measure, because NOI reflects the specific operating performance of our real properties, real estate securities, and debt related investments and excludes certain items that are not considered to be controllable in connection with the management of each property, such as interest income, depreciation and amortization, general and administrative expenses, asset management fees, interest expense and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance as a whole, since it does exclude such items which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

The following table is a reconciliation of our NOI (including equity in earnings of unconsolidated joint venture) to our reported net income (loss) from continuing operations for the three months ended March 31, 2009 and 2008 (amounts in thousands).

	For the Three Months Ended March 31,
	2009	2008
Net operating income	$30,453	$28,064
Interest income	1,265	3,186
Depreciation and amortization expense	(14,179)	(12,745)
General and administrative expenses	(1,087)	(737)
Asset management fees, related party	(2,954)	(2,934)
Interest expense	(12,630)	(11,710)
Acquisition-related expenses	(2,037)	—
Gain (loss) on derivatives	589	(1,288)
Other-than-temporary impairment on securities	—	(25,202)

Net loss from continuing operations	$(580)	$(23,366)

The following table reflects our total assets by business segment as of March 31, 2009 and December 31, 2008 (amounts in thousands).

	As of March 31, 2009	As of December 31, 2008
Segment assets:
Net investments in real property	$1,411,234	$1,357,955
Investments in real estate securities	37,270	52,368
Debt related investments, net (1)	106,466	106,381

Total segment assets, net	1,554,970	1,516,704
Non-segment assets:
Assets held for sale	2,925	3,266
Cash and cash equivalents	586,301	540,321
Other non-segment assets (2)	55,898	63,287

Total assets	$2,200,094	$2,123,578

(1)	Includes our investment in an unconsolidated joint venture. See Note 6.

(2)	Other non-segment assets primarily consist of corporate assets including subscriptions receivable, certain loan costs, including loan costs associated with our financing obligations, and deferred acquisition costs.

15.	SUBSEQUENT EVENTS

Acquisition of Greater DC Retail Center

On April 6, 2009, we acquired a retail property located in the Washington, DC market (the “Greater DC Retail Center”). The Greater DC Retail Center consists of approximately 233,000 net rentable square feet that is currently 100% occupied. The Greater DC Retail Center is subject to leases with seven tenants with lease expirations dates ranging from 2010 through 2018. We acquired the Greater DC Retail Center using proceeds from our public and private offerings and the assumption of a mortgage loan to finance the acquisition of the Greater DC Retail Center.

The mortgage note that we assumed in connection with our acquisition of the Greater DC Retail Center has an outstanding principal balance of approximately $42.0 million and is an interest only loan until July 2009, at which point it begins to amortize over a 30-year life. This loan matures in July 2014, subject to a one-year extension option, and bears interest at a stated fixed interest rate of 4.82%.

The total estimated investment amount for the Greater DC Retail Center is approximately $65.0 million. In addition, we expect to incur acquisition-related expenses of approximately $1.9 million that have been and will be expensed as incurred pursuant to SFAS No. 141(R). These expenses are comprised of estimated legal, closing and due diligence costs of approximately $1.2 million and an acquisition fee paid to our Advisor of approximately $650,000.

Proceeds from Public Offering

For the period from April 1, 2009 to May 8, 2009, we issued approximately 3.7 million shares of our common stock pursuant to our follow-on public offering to a total of approximately 655 stockholders for net proceeds of approximately $36.0 million, which includes proceeds from our distribution reinvestment plan of approximately $13.2 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of our Quarterly Report on Form 10-Q provides an overview of what management believes to be the key elements for understanding (i) our company and how we manage our business, (ii) how we measure our performance and our operating results, (iii) our liquidity and capital resources, and (iv) the accompanying financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto as of December 31, 2008 and for the year then ended, included in our Annual Report on Form 10-K filed with the Commission on March 30, 2009.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements relate to, without limitation, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), other development trends of the real estate industry, business strategies, and the growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors that may cause our results to vary are general economic and business (particularly real estate and capital market) conditions being less favorable than expected, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, availability and creditworthiness of prospective tenants, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, tenants’ ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental, regulatory and/or safety requirements, tenant bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control. For a further discussion of these factors and other risk factors that could lead to actual results materially different from those described in the forward-looking statements, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the Commission on March 30, 2009. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

Overview

Dividend Capital Total Realty Trust Inc. is a Maryland corporation formed on April 11, 2005 to invest in a diverse portfolio of real property and real estate related investments. As used herein, “the Company,” “we,” “our” and “us” refer to Dividend Capital Total Realty Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires.

We operate in a manner intended to qualify as a REIT for federal income tax purposes, commencing with the taxable year ended December 31, 2006, when we first elected REIT status. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through our Operating Partnership. Furthermore, our Operating Partnership wholly owns our TRS, through which we execute certain business transactions that might otherwise have an adverse impact on our status as a REIT if such business transactions were to occur directly or indirectly through the Operating Partnership.

The primary source of our revenue and earnings is comprised of (i) rent received from customers under long-term (generally three to ten years) operating leases at our properties, including reimbursements from customers for certain operating costs, (ii) interest and dividend payments from our investments in real estate securities and (iii) interest payments from our debt related investments. Our primary expenses include (i) rental expenses, (ii) depreciation and amortization expenses, (iii) acquisition-related expenses, (iv) general and administrative expenses, (v) asset management fees and (vi) interest expense.

We are an externally managed REIT and have no employees. Our day-to-day activities are managed by the Advisor, an affiliate, under the terms and conditions of the Advisory Agreement. In addition, under the terms of certain dealer manager agreements, the Dealer Manager, an affiliate, serves as the dealer manager of our public and private offerings. The Advisor and its affiliates, including the Dealer Manager, receive various forms of compensation, reimbursements and fees for services relating to our public and private offerings and for the investment and management of our real estate assets.

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

As of March 31, 2009, we had total gross investments of approximately $1.7 billion (before accumulated depreciation of approximately $101.8 million), comprised of:

(1)	74 operating properties located in 25 geographic markets in the United States, aggregating approximately 12.2 million net rentable square feet. Our operating real property portfolio includes an aggregate gross investment amount of approximately $1.5 billion and consists of:

•	15 office properties located in ten geographic markets, aggregating approximately 2.5 million net rentable square feet, with an aggregate gross investment amount of approximately $492.9 million;

•

26 industrial properties located in 13 geographic markets, aggregating approximately 7.0 million net rentable square feet, with an aggregate gross investment amount of approximately $371.0 million; and

•	33 retail properties located in nine geographic markets, aggregating approximately 2.8 million net rentable square feet, with an aggregate gross investment amount of approximately $649.2 million.

(2)	Approximately $37.3 million in real estate securities, including (i) preferred equity securities of various real estate operating companies and REITs with an aggregate fair value of approximately $28.0 million and (ii) CMBS and CRE-CDOs with an aggregate fair value of approximately $9.3 million.

(3)	Approximately $106.5 million in debt related investments, including (i) investments in B-notes of approximately $51.9 million, (ii) investments in mezzanine debt of approximately $37.0 million and (iii) an investment in an unconsolidated joint venture of approximately $17.5 million.

Consistent with our investment strategy, we have three business segments: (i) real property, (ii) real estate securities and (iii) debt related investments. For a discussion of our business segments and the associated revenue and net operating income by segment, see Note 14 to our consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Historically and for the near-term we expect to fund our investment activity through (i) proceeds from our public and private offerings, (ii) noncontrolling interest contributions, (iii) the issuance and assumption of debt obligations and (iv) cash on hand.

•

Public and private offerings — Since our inception on April 11, 2005, we have raised equity capital through (i) selling shares of our common stock through our public offerings, (ii) reinvestment of dividends by our stockholders through our distribution reinvestment plan and (iii) through our Operating Partnership’s private placements. As of March 31, 2009, we had raised net proceeds of approximately $1.7 billion through (i) the issuance of common shares, of which approximately 166.4 million shares of common stock were issued and outstanding for which we had received net proceeds of approximately $1.5 billion and (ii) from the sale of fractional interests in certain properties from which our Operating Partnership had raised net proceeds of approximately $156.7 million.

•

Noncontrolling interest contributions — A component of our investment strategy includes entering into joint venture agreements with partners in connection with certain property acquisitions. With respect to these agreements, we generally contribute at least 75% of the required equity contribution for any given venture and the respective joint venture partner contributes the remaining equity. As of March 31, 2009, joint venture partners had made gross equity contributions to certain of our consolidated joint ventures of approximately $35.3 million.

•

The issuance and assumption of debt obligations — As of March 31, 2009, we had total debt obligations of approximately $782.9 million comprised of approximately $767.4 million of mortgage notes and $15.6 million of other secured borrowings outstanding.

•

Cash on hand — As of March 31, 2009, we had approximately $586.3 million of cash on hand. As of March 31, 2009, the majority of our cash was invested in various AAA-rated money market funds, which were earning interest at a weighted average yield of approximately 0.6%.

Current Investment Focus and Opportunities

Despite the challenging economic conditions, we believe that significant opportunities will exist to deploy capital to acquire high quality real properties in premier locations throughout the U.S., with the intention of owning and operating these properties over the long term. Many of these opportunities may become available as a result of debt refinancings coming due or other liquidity concerns for many industry participants, and the current market environment favors real estate investors with significant amounts of available cash who can provide no financing contingencies and more certainty of closing. Furthermore, the current credit market conditions may also create an opportunity to make debt related investments by lending money to experienced real estate owners at attractive rates and terms secured by quality collateral. Our ability to identify and execute on these types of opportunities inherently has risk. The following identifies the principal business risks associated with our business.

Principal Business Risks

In our view, there are several principal near-term business risks we face in achieving our business objectives.

•

The first principal business risk is the impact that the current prolonged economic slowdown and severe recession could have on our operations. A continued recession and a severe deflationary environment could have a materially negative impact on our real property and debt related investments as a result of increased tenant bankruptcies and tenant defaults, generally lower demand for rentable space, as well as a potential oversupply of rentable space which could lead to little or no demand for rentable space or increased concessions, tenant improvement expenditures or reduced rental rates to maintain occupancies.

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

Significant Transactions During the Three Months Ended March 31, 2009

Investment Activity

Real Property Acquisitions

During the three months ended March 31, 2009, we acquired the Connecticut Avenue Office Center, an office property located in the Washington, DC market, from a third-party seller using proceeds from our public and private offerings and subsequent debt financing. The Connecticut Avenue Office Center has a total investment amount of approximately $63.6 million and consists of approximately 126,000 net rentable square feet that is currently approximately 98% occupied. We incurred expenses of approximately $1.8 million related to the acquisition of the Connecticut Avenue Office Center which were expensed as incurred pursuant to SFAS No. 141(R). These expenses are comprised of estimated legal, closing and due diligence costs of approximately $1.2 million and an acquisition fee paid to our Advisor of approximately $636,000.

Financing Activity

Mortgage Debt Financing

During the three months ended March 31, 2009, we issued approximately $48.9 million in new mortgage debt financing that was comprised of two mortgage notes secured by six real properties. These notes are amortizing, bearing interest at a weighted average stated interest rate of approximately 7.3%, and mature in 2016.

Equity Capital Raise from Public and Private Offerings

During the three months ended March 31, 2009, we issued approximately 7.4 million shares of our common stock, net of redemptions, in connection with our public offering, for net proceeds of approximately $67.3 million. In addition, during the three months ended March 31, 2009, our Operating Partnership raised net proceeds of approximately $2.5 million from the sale of fractional interests in one property.

Acquisition of Fractional Interests

During the three months ended March 31, 2009, the Operating Partnership exercised its option to acquire, at fair value, approximately $7.9 million of fractional interests in one property for a combination of (i) approximately 747,000 OP Units, issued at a price of $10.00 per OP Unit, representing $7.5 million of the aggregate purchase price of such properties and (ii) approximately $412,000 in cash.

How We Measure Our Performance

Funds From Operations

We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider funds from operations (“FFO”) to be a useful supplemental measure of our operating performance. Our discussion and calculation of our FFO reconciled from net income (loss) for the three months ended March 31, 2009 and 2008 will be separately presented in our announcement of first quarter 2009 financial and operating results prior to our first quarter 2009 earnings conference call.

Net Operating Income (“NOI”)

We use NOI as a supplemental financial performance measure because NOI reflects the specific operating performance of our real properties, real estate securities, and debt related investments and excludes certain items that are not considered to be controllable in connection with the management of each property, such as interest income, depreciation and amortization, general and administrative expenses, asset management fees, interest expense and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance as a whole, since it does exclude such items which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

Our Operating Results

The three months ended March 31, 2009 and 2008, we had a net loss of $327,000 and $22.6 million, respectively. The results of our operations for the three months ended March 31, 2009 was substantially different than our results for the same period in 2008, primarily as a result an other-than-temporary impairment charge of $25.2 million related to our investments in real estate securities during the three months ended March 31, 2008. The following series of tables and discussions describe in detail our results of operations, including those items specifically mentioned above, for the three months ended March 31, 2009 and 2008.

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

The following table illustrates the changes in rental revenues, rental expenses, net operating income, other income and other expenses for the three months ended March 31, 2009 compared to the same period in 2008. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. The same store portfolio includes 61 properties acquired prior to December 31, 2007, comprising approximately 10.3 million square feet. A discussion of these changes follows the table (in thousands).

	For the Three Months Ended March 31,
	2009	2008	$ Change
Revenues
Base rent revenue-same store (1)	$20,568	$19,854	$714
Other rental revenue- same store	7,204	7,887	(683)

Total rental revenue-same store	27,772	27,741	31
Rental revenue-2009/2008 acquisitions	5,802	471	5,331

Total rental revenue	33,574	28,212	5,362
Securities income	3,700	4,582	(882)
Debt related income (2)	2,205	2,394	(189)

Total revenues	39,479	35,188	4,291
Rental Expenses
Same store	7,674	7,094	580
2008/2007 acquisitions	1,352	30	1,322

Total rental expenses	9,026	7,124	1,902
Net Operating Income (3)
Real property - same store	20,098	20,647	(549)
Real property - 2009/2008 acquisitions	4,450	441	4,009
Securities income	3,700	4,582	(882)
Debt related income	2,205	2,394	(189)

Total net operating income	30,453	28,064	2,389
Other Operating Expenses
Depreciation and amortization expense	14,179	12,745	1,434
General and administrative expenses	1,087	737	350
Asset management fees, related party	2,954	2,934	20
Acquisition-related expenses	2,037	—	2,037

Total other operating expenses	20,257	16,416	3,841
Other Income (Expenses)
Interest income	1,265	3,186	(1,921)
Interest expense	(12,630)	(11,710)	(920)
Gain (loss) on derivatives	589	(1,288)	1,877
Other-than-temporary impairment on securities	—	(25,202)	25,202

Total other income (expenses)	(10,776)	(35,014)	24,238

Net Loss	$(580)	$(23,366)	$22,786

(1)	Base rental revenue represents contractual base rental revenue earned by us from our tenants and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above-market intangible lease assets or the amortization of below-market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as expense recovery revenue is included in the below caption, referred to as “other rental revenue.”

(2)	Includes equity-in-earnings from an unconsolidated joint venture of approximately $545,000 for the three months ended March 31, 2009. We did not have any equity-in-earnings from unconsolidated joint ventures during the same period in 2008.

(3)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, and a reconciliation of our net operating income for the three months ended March 31, 2009 and 2008 to our reported “Net income (loss)” for the three months ended March 31, 2009 and 2008, see Note 14 to our consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Rental Revenue

Total rental revenue increased approximately $5.4 million to approximately $33.6 million for the three months ended March 31, 2009, compared to approximately $28.2 million for the same period in 2008. This increase is primarily attributable to our acquisition of 13 additional operating real properties subsequent to December 31, 2007.

Same store base rental revenues increased by approximately $714,000, or 3.6%, for the three months ended March 31, 2009 compared to the same period in 2008 primarily due to an increase in lease renewals resulting in higher rates on renewing tenants and the expiration of certain rent abatement terms subsequent to March 31, 2008. Other rental revenues for same store properties decreased by approximately $683,000, or 8.7% primarily driven by straight-line rent adjustments to increase revenue during the three months ended March 31, 2008 caused by significant rent abatements, which did not recur during the same period in 2009. The decrease in other rental revenues for same store properties was partially offset by an increase in expense recovery revenue.

Securities Income

Securities income decreased $882,000 to $3.7 million for the three months ended March 31, 2009, compared to $4.6 million for the same period in 2008. This decrease is attributable to the decline in the average one-month LIBOR rate over the periods, which impacts interest income on floating-rate securities investments. As of March 31, 2009 and 2008, the one-month LIBOR rate was approximately 0.50% and 2.70%, respectively. As of March 31, 2009 and March 31, 2008, approximately 43.4% and 45.7%, respectively, of our real estate securities, based on notional amounts, were floating rate securities. Furthermore, issuers of three of our preferred equity securities indefinitely suspended their respective preferred dividends, resulting in a decrease in securities income for the three months ended March 31, 2009 of approximately $643,000 compared to the three months ended March 31, 2008.

Further, two of our CDO investments suspended interest payments to us during the three months ended March 31, 2009 due to their failure to pass certain credit-based collateral tests. As a result, all available cash flow within these securities is being used to service the senior tranches of the CDO capital structure until these tests are passed. At that time, cumulative interest payments, and interest thereon, will resume for the junior tranches in order of their priority. Based on management’s evaluation of these two securities and the respective issuer’s ability to ultimately make these payments to us, we accrued and recognized into income, the amounts payable to us, which in total, is approximately $157,000. However, we will continue to monitor these securities and if it becomes unlikely that we will not ultimately receive payment we will record the necessary reserves at such time.

Debt Related Income

Debt related income decreased $189,000 to $2.2 million for the three months ended March 31, 2009, compared to $2.4 million for the same period in 2008. The decrease in debt related income was primarily attributable to a general decline in the one-month LIBOR rate, which impacts interest income on floating-rate debt related investments. Approximately 34.2% and 65.3% of our debt related investments earned interest based on a floating-rate as of March 31, 2009 and 2008, respectively.

Rental Expenses

Rental expenses increased approximately $1.9 million to approximately $9.0 million for the three months ended March 31, 2009, from approximately $7.1 million for the same period in 2008. This increase is primarily attributable to our acquisition of 13 additional operating real properties subsequent to December 31, 2007.

Same store rental expenses increased by approximately $580,000, or 8.2%, for the three months ended March 31, 2009 as compared to the same period in 2008, due primarily to increases in (i) operating expenses of approximately $448,000, (ii) bad debt expense of approximately $124,000 and (iii) property taxes of approximately $115,000 and these increases were partially offset by decreases in organization and insurance expenses of approximately $203,000.

Other Operating Expenses

Depreciation and Amortization Expense

Depreciation and amortization expense increased $1.4 million to $14.2 million for the three months ended March 31, 2009, compared to approximately $12.7 million for the same period in 2008. This increase is primarily attributable to our acquisition of 13 additional operating real properties subsequent to December 31, 2007.

General and Administrative Expenses

General and administrative expenses increased approximately $350,000 to $1.1 million for the three months ended March 31, 2009, from $737,000 for the same period in 2008. This increase is primarily attributable to growth in assets and stockholders, increased state and local taxes, organizational costs, terminated acquisition costs, audit fees, and other general overhead expenses.

Asset Management Fees, Related Party

Asset management fees paid to our Advisor increased approximately $20,000 to $3.0 million for the three months ended March 31, 2009, from $2.9 million for the same period in 2008. This increase resulted from additional investments held during the three months ended March 31, 2009 compared to the same period in 2008. This increase was primarily attributable to our acquisition of 13 additional operating real properties subsequent to December 31, 2007, offset by the decline in fair value of our real estate securities.

Acquisition-Related Expenses

We adopted the provisions of SFAS No. 141(R) on January 1, 2009, which requires us to expense costs associated with the acquisition of real property as incurred, including acquisition fees paid to the Advisor. During the three months ended March 31, 2009, we incurred approximately $2.0 million of acquisition-related expenses, which were primarily attributable to the acquisition of the Connecticut Avenue Office Center and our subsequent acquisition of the Greater DC Retail Center. This expense was comprised of an acquisition fee paid to the Advisor of $636,000 and legal, closing, transfer taxes and other due diligence costs of approximately $1.4 million. Prior to January 1, 2009, acquisition-related expenses were capitalized and amortized to depreciation and amortization expense over the related life of the acquired property. As a result, there were no acquisition-related expenses for the three months ended March 31, 2008.

Other Income (Expenses)

Interest Income

Interest income decreased $1.9 million to $1.3 million for the three months ended March 31, 2009, from $3.2 million for the same period in 2008. This decrease is attributable to lower average yields on our floating-rate interest bearing bank accounts and money market mutual fund investments, which were partially offset by increased cash balances.

Interest Expense

Interest expense increased $920,000 to $12.6 million for the three months ended March 31, 2009, from $11.7 million for the same period in 2008. This increase resulted primarily from additional mortgage note financing we assumed or issued subsequent to December 31, 2007, partially offset by a general decline in the one-month LIBOR rate, which impacts interest expense on floating-rate debt obligations, and the partial repayment of our margin account. The following table further describes our interest expense by debt obligation for the three months ended March 31, 2009 and 2008 (amounts in thousands).

	For the Three Months Ended March 31,
	2009	2008
Debt obligation
Mortgage notes	$10,847	$9,591
Financing obligations	1,709	1,748
Other secured borrowings	74	362

Total	$12,630	$11,701

Gain (Loss) on Derivatives

Gain (loss) on derivatives changed by $1.9 million to a gain of $589,000 million for the three months ended March 31, 2009, compared to a loss of $1.3 million for the same period in 2008. A gain related to hedge ineffectiveness on cash flow hedges of approximately $589,000 was recorded primarily due to a change in the forecasted dates for debt issuances hedged by our forward starting swaps offset by ineffectiveness associated with other hedging activities. During the same period in 2008, we incurred approximately $1.3 million in losses related to derivative instrument activity primarily due to a change in the forecasted dates for debt issuances hedged by forward starting swaps and due to the impact that movements in the one-month LIBOR rate had on our undesignated zero cost collar.

Other-than-Temporary Impairment on Securities

During the three months ended March 31, 2009, we did not record other-than-temporary impairment charges related to our real estate securities. During the three months ended March 31, 2008, we recorded an other-than-temporary impairment charge related to our preferred equity securities of approximately $25.2 million, which is reflected in the accompanying consolidated statement of operations. See Note 4 to our consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of this charge.

Liquidity and Capital Resources

Liquidity Outlook

Although the credit markets continue to be extremely constrained in the real estate sector as a result of the liquidity constraints of major lending institutions and other traditional sources of debt capital, we believe that our sources of capital are adequate to meet our short-term and long-term liquidity requirements. We believe that our existing cash balances, prospective additional net proceeds from our public and private offerings, prospective debt incurrences and assumptions, and cash flows from operations will be sufficient to satisfy our liquidity and capital requirements for the next twelve months. Our capital requirements over the next twelve months are anticipated to include, but are not limited to, operating expenses, distribution payments, redemption payments, acquisitions of real property and debt related investments, settlements of derivative instruments and debt service payments, including debt maturities of approximately $51.8 million, all of which are subject to certain extension options.

The global market and economic conditions have been unprecedented, challenging and unpredictable with significantly tighter credit and declining economic growth through the first quarter of 2009. These conditions have resulted in significant declines in the liquidity and value of our investments in real estate securities. Currently, the market for CMBS and CRE-CDO securities is generally illiquid and inactive. While we have the ability and intent to hold our investments in CMBS and CRE-CDO securities until their respective maturity dates, the currently illiquid nature of this market could inhibit our ability to potentially utilize these investments as a source of liquidity either through the sale of these securities or as collateral for a potential borrowing facility. Furthermore, we have experienced a disruption in current cash flow from our real estate securities generally caused by the deterioration of the underlying fundamentals of certain issuers of our preferred equity securities or by credit rating agency downgrades of the underlying collateral of our CDO investments. If market conditions persist or worsen, additional disruptions in current cash flow from our real estate securities may occur.

As of March 31, 2009, we had approximately $586.3 million of cash compared to $540.3 million as of December 31, 2008. The following discussion summarizes the sources and uses of our cash during the three months ended March 31, 2009 that resulted in the net cash increase of approximately $46.0 million.

Operating Activities

Net cash provided by operating activities was approximately $13.4 million for the three months ended March 31, 2009, which represents a decrease of approximately $1.2 million compared to net cash provided by operating activities of approximately $14.6 million for the same period in 2008. This was primarily due to (i) an increase of acquisition-related expenses of approximately $2.0 million resulting from the adoption of SFAS No. 141(R), (ii) decreased cash flow from interest income derived from cash accounts, (iii) decreased cash flow from our real estate securities due to the suspension of dividend and interest payments and (iv) changes in the fluctuation of our operating assets and liabilities. This was partially offset by increased rental expense, asset management fees and interest expense as a result of our investment and financing activity from January 2007 through March 2009.

Investing Activities

Net cash used in investing activities increased approximately $37.8 million to approximately $65.6 million for the three months ended March 31, 2009 from approximately $27.8 million for the same period in 2008. The majority of cash used for investing in real properties was attributable the acquisition of the Connecticut Avenue Office Center.

Real Property Acquisitions

During three months ended March 31, 2009, we acquired one real property for a total gross investment amount of approximately $66.4 million. This property was acquired using a combination of (i) net proceeds from our public and private offerings and (ii) subsequent debt financing. For additional detail regarding this acquisition see our section above entitled “Significant Transactions During the Three Months Ended March 31, 2009.”

Financing Activities

Net cash provided by financing activities decreased approximately $11.7 million to approximately $98.1 million for the three months ended March 31, 2009 from approximately $109.8 million for the same period in 2008. This decrease was primarily due to (i) decreased proceeds raised from our public and private offerings, (ii) increased distributions, (iii) increased redemptions of our common shares and (iv) increased settlements of cash flow derivatives.

Public Offerings

Common shares issued pursuant to our public offerings decreased by approximately 4.7 million shares to approximately 8.3 million shares for the three months ended March 31, 2009 from 13.0 million shares for the same period in 2008. This decrease resulted in a decline in net proceeds of approximately $41.3 million to approximately $75.4 million for the three months ended March 31, 2009 from $116.7 million for the same period in 2008.

The Operating Partnership’s Private Placements

During the three months ended March 31, 2009, we raised approximately $2.8 million from the sale of fractional interests in one property. Furthermore, during the three months ended March 31, 2009, we exercised our option to acquire, at fair value, approximately $7.9 million of previously sold fractional interests in one property for a combination of (i) approximately 747,000 million OP Units issued at a price of $10.00 per OP Unit, representing approximately $7.5 million of the aggregate purchase and (ii) approximately $412,000 in cash. The result of this activity was a net decrease in our financing obligations of approximately $5.1 million for the three months ended March 31, 2009. The various lease agreements in place as of March 31, 2009, contained expiration dates ranging from June 2019 to January 2037.

Debt Financings

Mortgage Notes—Financing activity increased by approximately $48.2 million to approximately $48.3 million, net of principal repayments for the three months ended March 31, 2009 from $143,000 for the same period in 2008. During the three months ended March 31, 2009 we obtained or assumed mortgage debt financing of approximately $48.9 million in connection with six properties.

The following table sets forth contractual scheduled maturities of our mortgage debt and related details, including mortgage debt that may be subject to certain extension options, as of March 31, 2009 (amounts in thousands).

		As of March 31, 2009
Year Ending December 31,	Number of Mortgage Notes Maturing (1)	Outstanding Balance (2)	Gross Investment Amount of Properties Securing Mortgage Notes Maturing
2009	1	$42,145	$58,216
2010	3	16,098	24,528
2011	1	7,189	14,592
2012	1	21,300	27,149
2013	0	—	—
2014	2	55,767	92,714
2015	4	79,036	167,094
2016	12	216,542	404,349
2017	7	280,949	435,358
2018	0	—	—
Thereafter	4	48,342	87,052

Total	35	$767,368	$1,311,052

(1)	Mortgage notes presented exclude other secured borrowings, which includes one note with an outstanding principal balance as of March 31, 2009 of approximately $10.2 million that matures in 2012 and approximately $5.4 million related to our securities margin account, which does not have a stated maturity date.

(2)	Approximately $42.1 million and $16.1 million of the outstanding principal balances of mortgage notes maturing in 2009 and 2010 are subject to extensions options, of which approximately $42.1 million has extension options beyond December 31, 2011. As a result, approximately $23.3 million of our mortgage notes have maturity dates that cannot be extended beyond December 31, 2011. The mortgage note that is subject to extension options is also subject to certain lender covenants and restrictions that we must meet to extend this maturity date. We currently cannot assert with any degree of certainty that we will qualify for these extensions upon the initial maturity date of this mortgage note.

Distributions

Distributions declared payable to common stockholders was approximately $24.4 million and $18.1 million for the three months ended March 31, 2009 and 2008, respectively. Such distributions were paid in April 2009 and approximately $11.2 million and $7.4 million, respectively, was paid in cash and approximately $13.2 million and $10.7 million, respectively, was reinvested shares of our common stock pursuant to our distribution reinvestment plan.

Of the distributions declared payable to common stockholders for the three months ended March 31, 2009 and 2008, approximately $13.4 million (this amount is net of approximately $2.0 million of acquisition-related costs required to be expensed pursuant to SFAS No. 141(R)) and approximately $14.6 million, respectively, were funded from our operations, and the remaining amounts of approximately $11.0 million and approximately $3.5 million, respectively, were funded from our borrowings. Our long-term strategy is to fund the payment of quarterly distributions to investors entirely from our operations. There can be no assurance that we will achieve this strategy.

Redemptions

During the three months ended March 31, 2009 and 2008, we authorized the redemption of approximately 853,000 and approximately 474,000 shares of common stock, respectively, pursuant to our share redemption program. As a result, proceeds used to redeem such shares increased approximately $3.7 million to $8.1 million during the three months ended March 31, 2009 from $4.4 million for the same period in 2008.

We presently intend to limit the number of shares to be redeemed during any consecutive twelve month period to the Redemption Cap. During the first quarter of 2009, we received requests to redeem approximately 6.1 million shares of common stock, which exceeded our first quarter 2009 Redemption Cap of approximately 853,000 shares of common stock by approximately 5.3 million shares. Based on application of the Redemption Cap, we redeemed, on a pro rata basis, approximately 13.9% of the shares each shareholder requested to be redeemed for the first quarter of 2009. The board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension or termination of the share redemption program is in the best interest of our stockholders. See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds-Share Redemption Program.”

Settlement of Cash Flow Derivatives

During the three months ended March 31, 2009, we paid $12.7 million to settle certain cash flow derivative instruments. As of March 31, 2009, we recorded a $12.6 million liability related to our outstanding hedges.

Off-Balance Sheet Arrangements

As of March 31, 2009, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources. There are no lines of credit, side agreements, or any other derivative financial instruments related to or between our unconsolidated joint venture and us, and we believe we have no material exposure to financial guarantees.

Assets and Liabilities Measured at Fair Value

Fair Value Estimates of Investments in Real Estate Securities

As of March 31, 2009, our real estate securities were valued in two categories, comprised of (i) preferred equity securities and (ii) CMBS and CRE-CDOs. Our valuation procedures for each of the two categories are applied to each specific investment within their respective categories.

Preferred Equity Securities

The valuation of our investments in preferred equity securities is determined using exchange listed prices in an active market. As such, preferred equity securities fall within Level 1 of the fair value hierarchy. Our investments in preferred equity securities had a fair value of $28.0 million and $31.6 million which represented approximately 1.8% and 2.0% of total investments as of March 31, 2009 and December 31, 2008, respectively.

CMBS and CRE-CDOs

We estimate the fair value of our CMBS and CRE-CDO securities using a combination of observable market information and unobservable market assumptions. Observable market information used in these fair market valuations include benchmark interest rates, interest rate curves, credit market indexes and swap curves. Unobservable market assumptions used in the determination of the fair market valuations of our CMBS and CRE-CDO investments include market assumptions related to discount rates, default rates, prepayment rates, reviews of trustee or investor reports and non-binding broker quotes and pricing services in what is currently an inactive market. Additionally, we consider security-specific characteristics in determining the fair values of our CMBS and CRE-CDO investments, which include consideration of credit enhancements of the underlying collateral’s average default rates, the average delinquency rate and loan-to-value, and several other characteristics. As a result, both Level 2 and Level 3 inputs are used in arriving at the valuation of our investments in CMBS and CRE-CDOs. We consider the Level 3 inputs used in determining the fair value of our investments in CMBS and CRE-CDO securities to be significant. As such, all investments in CMBS and CRE-CDO securities fall under the Level 3 category of the fair value hierarchy as of March 31, 2009. No investments in CMBS and CRE-CDO securities were transferred in or out of the Level 3 category of the fair value hierarchy during the three months ended March 31, 2009.

Our investments in CMBS and CRE-CDO investments had a fair value of $9.3 million and $20.8 million which represented approximately 0.6% and 1.3% of our total investments as of March 31, 2009 and December 31, 2008, respectively.

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

To comply with the provisions of SFAS No. 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Our derivative instrument liabilities had a fair value of $12.6 million and $27.2 million which represented approximately 1.2% and 2.8% of total liabilities as of March 31, 2009 and December 31, 2008, respectively. For the three months ended March 31, 2009, we recorded a net gain on derivatives of approximately $589,000.

Subsequent Events

Acquisition of Greater DC Retail Center

On April 6, 2009, we acquired a retail property located in the Washington, DC market (the “Greater DC Retail Center”). The Greater DC Retail Center consists of approximately 233,000 net rentable square feet that is currently 100% occupied. The Greater DC Retail Center is subject to leases with seven tenants with lease expirations dates ranging from 2010 through 2018. We acquired the Greater DC Retail Center using proceeds from our public and private offerings and the assumption of a mortgage loan to finance the acquisition of the Greater DC Retail Center.

The mortgage note that we assumed in connection with our acquisition of the Greater DC Retail Center has an outstanding principal balance of approximately $42.0 million and is an interest only loan until July 2009, at which point it begins to amortize over a 30-year life. This loan matures in July 2014, subject to a one-year extension option, and bears interest at a stated fixed interest rate of 4.82%.

The total estimated investment amount for the Greater DC Retail Center is approximately $65.0 million. In addition, we expect to incur acquisition-related expenses of approximately $1.9 million that have been and will be expensed as incurred pursuant to SFAS No. 141(R). These expenses are comprised of estimated legal, closing and due diligence costs of approximately $1.2 million and an acquisition fee paid to our Advisor of approximately $650,000.

Proceeds from Public Offering

For the period from April 1, 2009 to May 8, 2009, we issued approximately 3.7 million shares of our common stock pursuant to our follow-on public offering to a total of approximately 655 stockholders for net proceeds of approximately $36.0 million, which includes proceeds from our distribution reinvestment plan of approximately $13.2 million.

Inflation

Substantially all of our leases provide for separate real estate tax and operating expense escalations over a base amount. In addition, many of our leases provide for fixed base rent increases or indexed rent increases. We believe that inflationary increases in costs may be at least partially offset by the contractual rent increases and operating expense escalations in our leases.

Critical Accounting Policies

In addition to our critical accounting policies as set forth in Item 1 to Part II of our Annual Report on Form 10-K filed with the Commission on March 30, 2009, the following policy has been modified to conform to recent accounting guidance.

Acquisition Related Expenses-Real Property

Pursuant to SFAS No. 141, Business Combinations, in periods prior to January 1, 2009, costs associated with the acquisition of real property, including acquisition fees paid to the Advisor, were capitalized and amortized to depreciation and amortization expense over the life of the related asset. On January 1, 2009, we adopted SFAS No. 141(R), which requires us to expense costs associated with the acquisition of real property, including acquisition fees paid to the Advisor, as incurred.

New Accounting Pronouncements

We adopted the FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”) that establishes a framework for measuring fair value of non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis but only in certain circumstances, such as a business combination, as of January 1, 2009. The adoption of FSP FAS 157-2 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance for (i) estimating the fair value of an asset or liability when a formerly active market has become inactive and (ii) identifying transactions that are distressed or forced. FSP FAS 157-4 reaffirms the principles set forth in SFAS No. 157 that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective financial statements issued for the period ending June 30, 2009. We are analyzing the impact that the adoption of FSP FAS 157-4 may have on our results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 expands the fair value disclosures, including disclosure of methods and significant assumptions used to estimate fair value, required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods for publicly held entities. FSP FAS 107-1 is effective for financial statements issued for the period ending June 30, 2009. The adoption of FSP FAS 107-1 is not expected to have a material impact on our results of operations or financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Debt Obligations

As of March 31, 2009, we had total outstanding debt and short-term borrowings of approximately $782.9 million. As of March 31, 2009, we had approximately $73.8 million of variable rate mortgage note debt and short term borrowings outstanding indexed to LIBOR rates. If the prevailing LIBOR rates relevant to our remaining variable rate debt and short term borrowings were to increase 10%, we estimate that interest expense would increase by approximately $9,000 for a three month period, based on our outstanding floating-rate debt as of March 31, 2009.

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

We maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy is designed to minimize the impact on our net income (loss) and funds from operations from changes in interest rates, the overall returns on our investments may be reduced. Our board of directors has established policies and procedures regarding our use of derivative instruments for hedging or other purposes. As of March 31, 2009, we held four unsettled hedging instruments with a combined notional amount of approximately $265.8 million that were in a loss position equal to approximately $12.6 million. We classify our hedging instruments as either (i) forward starting swaps or (ii) interest rate caps and collars.

Forward Starting Swaps

As of March 31, 2009, we had entered into four forward starting swap hedges with a total notional value of $350.0 million. As of March 31, 2009, we had cash settled the first three forward starting swap hedges with a total notional value of $300.0 million by paying approximately $36.5 million. The fourth forward starting swap has a notional amount of $50.0 million and has a cash settlement date of August 1, 2009. As of March 31, 2009, the fair value of this swap was a net loss of approximately $12.3 million. If interest rates were to increase by 0.1% (relative to interest rates as of March 31, 2009), this would result in an approximate $490,000 decrease in our loss position for this forward starting swap.

Interest Rate Caps and Collars

As of March 31, 2009, we had three active interest rate cap and collar hedges with a total notional amount of $250.2 million and a fair value resulting in a net loss of approximately $322,000. If interest rates were to increase by 0.1% (relative to interest rates as of March 31, 2009), this would result in an approximate $7,000 decrease in our loss position for these cap and collar hedges. Two of our cap and collar hedges were not designated as cash flow hedges pursuant to SFAS No. 133. As a result, unrealized gains and losses in the fair value of these hedges are reflected in our consolidated statement of operations as gains or losses on derivatives.

Credit Risk of Derivative Instruments

Credit risk is the failure of the counterparty to perform under the terms of an agreement. We could potentially have exposure to credit risk with the counterparties to our remaining hedging contracts. If the fair value of a derivative contract were positive, the counterparty would owe us, which would create a potential credit risk for us in connection with collection of the amount owed. We seek to minimize the credit risk within our investments and with our derivative instruments by entering into transactions with what we deem to be high-quality counterparties. However, we cannot mitigate all of our credit risk exposure and therefore our operating results may be adversely impacted by the failure of a counterparty to perform under the terms of an agreement. As of March 31, 2009, we did not have any derivative instrument with a positive fair value and therefore we did not have any significant credit risk associated with our derivative instruments as of March 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009. Based on that evaluation, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009. There were no material changes in the Company’s internal control over financial reporting during the three months ended March 31, 2009.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not aware of any material pending legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors included in Part I of our Annual Report on Form 10-K filed with the Commission on March 30, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Redemption Program

We have established a share redemption program that provides our stockholders with limited interim liquidity. The share redemption program will be immediately terminated if our shares of common stock are listed on a national securities exchange or if a secondary market is otherwise established.

After our stockholders have held shares of our common stock for a minimum of one year, our share redemption program may provide a limited opportunity for our stockholders to have their shares of common stock redeemed, subject to certain restrictions and limitations, at a price equal to or at a discount from the purchase price of the shares of our common stock being redeemed and the amount of the discount will vary based upon the length of time that our stockholders have held their shares of our common stock subject to redemption, as described in the following table, which has been posted on our website at www.dividendcapital.com:

Share Purchase Anniversary	Redemption Price as a Percentage of Purchase Price
Less than 1 year	No Redemption Allowed
1 year	92.5%
2 years	95.0%
3 years	97.5%
4 years and longer	100.0%

In the event that a stockholder seeks to redeem all of its shares of our common stock, shares of our common stock purchased pursuant to our distribution reinvestment plan may be excluded from the foregoing one-year holding period requirement at the discretion of the board of directors. If a stockholder has made more than one purchase of our common stock (other than through our distribution reinvestment plan), the one-year holding period will be calculated separately with respect to each such purchase. In addition, for purposes of the one-year holding period, holders of OP Units who exchange their OP Units for shares of our common stock shall be deemed to have owned their shares as of the date they were issued their OP Units. The board of directors reserves the right in its sole discretion at any time and from time to time to (i) waive the one-year holding period in the event of the death or disability (as such term is defined in the Code) of a stockholder, as well as the annual limitation discussed below, (ii) reject any request for redemption for any reason or no reason, or (iii) reduce the number of shares of our common stock allowed to be purchased under the share redemption program. At any time we are engaged in an offering of shares of our common stock, the per share price for shares of our common stock redeemed under our redemption program will never be greater than the then-current offering price of our shares of our common stock sold in the primary offering.

We are not obligated to redeem shares of our common stock under the share redemption program. We presently limit the number of shares to be redeemed during any consecutive twelve month period to no more than five percent of the number of shares of common stock outstanding at the beginning of such twelve month period (referred to herein as the “Redemption Cap”). The aggregate amount of redemptions under our share redemption program is not expected to exceed the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan. During the first quarter of 2009, we received requests to redeem approximately 6.1 million shares of common stock, which exceeded our first quarter 2009 Redemption Cap of approximately 853,000 shares of common stock by approximately 5.3 million shares. Based on application of the Redemption Cap, we redeemed, on a pro rata basis, approximately 13.9% of the shares each shareholder requested to be redeemed for the first quarter of 2009.

To the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not sufficient to fund redemption requests pursuant to the Redemption Cap, the board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock. Such sources of funds could include cash on hand, cash available from borrowings and cash from liquidations of securities investments as of the end of the applicable quarter, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, purchases of real property, real estate securities or debt related investments, or redemptions of OP Units. The board of directors may, but is not obligated to, also increase the Redemption Cap but, may only do so in reliance on an applicable no-action letter issued by SEC staff that would allow such an increase. There can be no assurance that the board of directors will increase the Redemption Cap at any time, nor can there be assurance that the board of directors will be able to obtain the necessary no-action letter from SEC staff. In any event, the number of shares of our common stock that we may redeem will be limited by the funds available from purchases pursuant to our distribution reinvestment plan, cash on hand, cash available from borrowings and cash from liquidations of securities investments as of the end of the applicable quarter.

The board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension or termination of the share redemption program is in the best interest of our stockholders. Any amendment, suspension or termination of the share redemption program will not affect the rights of holders of OP Units to cause us to redeem their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both pursuant to the Limited Partnership Agreement of the Operating Partnership. In addition, the board of directors may determine to modify the share redemption program to redeem shares at the then-current net asset value per share (provided that any offering will then also be conducted at net asset value per share), as calculated in accordance with policies and procedures developed by our board of directors. If the board of directors decides to amend, suspend or terminate the share redemption program, we will provide stockholders with no less than 30 days’ prior written notice. Therefore, our stockholders may not have the opportunity to make a redemption request prior to any potential suspension or termination of our share redemption program.

In aggregate, as of March 31, 2009, we had redeemed approximately 7.1 million shares of common stock pursuant to our share redemption program for approximately $65.6 million. The below table describes shares of common stock redeemed during the past three months.

Month Ended,	Total Number of Shares Redeemed	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Estimated Maximum Number of Shares that May Yet Be Purchased Under the Plan’s Program (1)
January 31, 2009	—	—	—	—
February 28, 2009	—	—	—	—
March 31, 2009	852,572	9.52	852,572	—

Total	852,572	$9.52	852,572	1,301,654

(1)	This represents the number of shares that could be redeemed for the three months ended June 30, 2009 without exceeding the Redemption Cap discussed above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a.	Exhibits

3.1	Dividend Capital Total Realty Trust Inc. Fifth Articles of Amendment and Restatement.†

3.2	Dividend Capital Total Realty Trust Inc. Second Amended and Restated Bylaws. †

4.2	Second Amended and Restated Distribution Reinvestment Plan. †

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Principal Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

†	Previously filed.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

Date: May 14, 2009	/s/ GUY M. ARNOLD
Guy M. Arnold
President

Date: May 14, 2009	/s/ M. KIRK SCOTT
M. Kirk Scott
Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Dividend Capital Total Realty Trust Inc. Fifth Articles of Amendment and Restatement.†

3.2	Dividend Capital Total Realty Trust Inc. Second Amended and Restated Bylaws. †

4.2	Second Amended and Restated Distribution Reinvestment Plan. †

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Principal Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

†	Previously filed.

*	Filed herewith.