Form 10-Q
period 2009-06-30
Dividend Capital Total Realty Trust Inc.
filed 2009-08-13
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

As of August 7, 2009, 177,383,338 shares of common stock of Dividend Capital Total Realty Trust Inc., par value $0.01 per share, were outstanding.

Dividend Capital Total Realty Trust Inc.

Form 10-Q

June 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	As of June 30, 2009	As of December 31, 2008
	(Unaudited)
ASSETS
Investments in real property:
Land	$381,062	$336,104
Building and improvements	996,840	941,375
Intangible lease assets	200,517	171,630
Accumulated depreciation and amortization	(116,694)	(87,808)

Total net investments in real property	1,461,725	1,361,301

Investment in unconsolidated joint venture	17,380	17,532

Investments in real estate securities	51,539	52,368
Debt related investments, net	89,023	88,849

Total net investments	1,619,667	1,520,050
Cash and cash equivalents	606,596	540,213
Restricted cash	28,943	18,152
Subscriptions receivable	15,377	13,004
Other assets, net	33,865	32,159

Total Assets	$2,304,448	$2,123,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$13,682	$10,562
Dividends payable	26,683	24,716
Mortgage notes	807,376	719,067
Other secured borrowings	15,561	15,861
Financing obligations	102,823	105,068
Intangible lease liabilities, net	57,391	53,969
Derivative instruments	8,333	27,213
Other liabilities	27,972	7,256

Total Liabilities	1,059,821	963,712

Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 173,642,407 and 159,029,225 shares issued and outstanding, as of June 30, 2009 and December 31, 2008, respectively	1,736	1,590
Additional paid-in capital	1,564,000	1,431,989
Distributions in excess of earnings	(369,421)	(304,661)
Accumulated other comprehensive loss	(27,748)	(43,849)

Total stockholders’ equity	1,168,567	1,085,069

Noncontrolling interests	76,060	74,797

Total Equity	1,244,627	1,159,866

Total Liabilities and Stockholders’ Equity	$2,304,448	$2,123,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share information)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
REVENUE:
Rental revenue	$36,271	$27,014	$69,912	$55,226
Securities income	1,429	4,040	5,130	8,622
Debt related income	1,711	2,592	3,372	4,986

Total Revenue	39,411	33,646	78,414	68,834
EXPENSES:
Rental expense	9,055	7,202	18,093	14,326
Depreciation and amortization expense	14,810	12,546	28,989	25,291
General and administrative expenses	1,410	1,315	2,497	2,052
Asset management fees, related party	3,177	2,901	6,131	5,835
Acquisition-related expenses	1,739	—	3,776	—

Total Operating Expenses	30,191	23,964	59,486	47,504

Operating Income	9,220	9,682	18,928	21,330

Other Income (Expenses):
Equity in earnings of unconsolidated joint venture	551	—	1,096	—
Interest income	836	2,722	2,101	5,909
Interest expense	(14,551)	(10,740)	(27,186)	(22,450)
Gain (loss) on derivatives	(8,601)	(7,598)	(8,012)	(8,886)
Gain on extinguishment of debt	—	9,309	—	9,309
Other-than-temporary impairment on securities:
Other-than-temporary impairment on securities	(8,166)	(40,699)	(8,166)	(65,901)
Noncredit-related losses on securities not expected to be sold	1,488	—	1,488	—

Net other-than-temporary impairment on securities	(6,678)	(40,699)	(6,678)	(65,901)

Net Loss	(19,223)	(37,324)	(19,751)	(60,689)

Net loss attributable to noncontrolling interests	846	1,222	1,049	2,025

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(18,377)	$(36,102)	$(18,702)	$(58,664)

NET LOSS PER COMMON SHARE
Basic	$(0.11)	$(0.27)	$(0.11)	$(0.46)

Diluted	$(0.11)	$(0.27)	$(0.11)	$(0.46)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	170,514	134,014	166,746	127,455

Diluted	177,652	137,473	173,922	130,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Comprehensive Gain (Loss)	Total Equity
	Shares	Amount
Balances, December 31, 2008	159,029	$1,590	$1,431,989	$(304,661)	$(43,849)	$74,797		$1,159,866

Comprehensive loss:
Net loss	—	—	—	(18,702)	—	(1,049)	(19,751)	(19,751)
Cumulative effect of adoption of accounting principle	—	—	—	3,963	(3,963)	—	—	—
Net unrealized change from available-for-sale securities, net of reclassification of $6,678 of net losses included in net loss	—	—	—	—	6,122	90	6,212	6,212
Cash flow hedging derivatives	—	—	—	—	13,942	583	14,525	14,525

Comprehensive gain							986	986

Common stock:
Issuance of common stock, net of offering costs	16,836	168	152,895	—	—	—		153,063
Redemptions of common stock	(2,223)	(22)	(20,891)	—	—	—		(20,913)
Amortization of stock based compensation	—	—	7	—	—	—		7
Distributions on common stock	—	—	—	(50,021)	—	—		(50,021)
Noncontrolling interests:								—
Contributions of noncontrolling interests	—		—	—	—	5,774		5,774
Distributions to noncontrolling interests	—	—	—	—	—	(4,135)		(4,135)

Balances, June 30, 2009	173,642	$1,736	$1,564,000	$(369,421)	$(27,748)	$76,060		$1,244,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(19,751)	$(60,689)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate depreciation and amortization expense	28,989	25,291
Net accretion of real estate securities discounts and premiums	360	(72)
Other depreciation and amortization	525	(54)
Loss on derivatives	7,907	8,886
Gain on extinguishment of debt	—	(9,309)
Net other-than-temporary impairment on securities	6,678	65,901
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(846)	2,415
(Increase) in other assets	(767)	(4,379)
Increase (decrease) in accounts payable and accrued expenses	2,144	(73)
Increase in other liabilities	1,130	586

Net cash provided by operating activities	26,369	28,503

INVESTING ACTIVITIES:
Investment in real property	(91,329)	(32,149)
Principal collections on real estate securities	3	41
Investment in debt related investments	—	(8,609)

Net cash used in investing activities	(91,326)	(40,717)

FINANCING ACTIVITIES:
Mortgage note proceeds	52,305	52,680
Mortgage note principal repayments	(1,789)	(113,310)
Repayment of other secured borrowings	(300)	(4,250)
Financing obligation proceeds	5,472	31,840
Settlement of cash flow hedging derivatives	(12,735)	(4,843)
Proceeds from sale of common stock	136,273	238,620
Offering costs for issuance of common stock, related party	(11,413)	(20,514)
Redemption of common shares	(8,709)	(10,948)
Distributions to common stockholders	(21,964)	(12,162)
Distributions to noncontrolling interest holders	(4,067)	(2,897)
Other financing activities	(1,733)	(1,724)

Net cash provided by financing activities	131,340	152,492

NET INCREASE IN CASH AND CASH EQUIVALENTS	66,383	140,278

CASH AND CASH EQUIVALENTS, beginning of period	540,213	291,634
CASH AND CASH EQUIVALENTS, end of period	$606,596	$431,912

Supplemental Disclosure of Cash Flow Information:
Assumed mortgage	$42,000	$—
Amount issued pursuant to the distribution reinvestment plan	$26,188	$20,465
Cash paid for interest	$25,237	$22,351
Issuances of OP Units for beneficial interests	$7,465	$54,886
Non-cash financing for debt related investment	$—	$10,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

We raise equity capital through (i) selling shares of our common stock through our public offerings, (ii) reinvestment of dividends by our stockholders through our distribution reinvestment plan and (iii) our Operating Partnership’s private placements (see Note 8). As of June 30, 2009, we had raised approximately $1.7 billion in net proceeds, comprised of the following: (i) issuing and selling approximately 173.6 million shares of our common stock, net of redemptions, for net proceeds of approximately $1.5 billion, (ii) issuing approximately 9.9 million shares of our common stock for net proceeds of approximately $93.7 million pursuant to our distribution reinvestment plan and (iii) raising net proceeds of approximately $158.8 million pursuant to our Operating Partnership’s private placements.

On August 3, 2009, we decided to terminate the primary portion of our public offering effective after September 30, 2009. We will not accept any subscriptions after September 30, 2009 however, we will continue to offer shares of common stock through our distribution reinvestment plan.

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

As of June 30, 2009, we had gross investments of approximately $1.7 billion, comprised of approximately (i) $1.6 billion in real property, (ii) $51.5 million in real estate securities and (iii) $106.4 million in debt related investments, including a $17.4 million investment in an unconsolidated joint venture.

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

Our consolidated financial statements also include the accounts of our consolidated subsidiaries and joint ventures through which we are the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51 (“FIN No. 46(R)”), or through which we have a controlling interest. In determining whether we have a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which it will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both.

Judgments made by us with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a variable interest entity as defined by FIN No. 46(R) involve consideration of various factors including the form of our ownership interest, the size of our investment (including loans) and our ability to participate in major policy making decisions. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our consolidated financial statements and, consequently, our financial position and specific items in our results of operations that are used by our stockholders, lenders and others in their evaluation of us.

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

Investments

Real Property

On January 1, 2009, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). Pursuant to SFAS No. 141(R), costs associated with the acquisition of real property, including acquisition fees paid to the Advisor, are expensed as incurred. Prior to January 1, 2009, we capitalized costs associated with the acquisition of real property, including acquisition fees paid to the Advisor, and amortized those costs over the related life of the acquired assets. As a result of our adoption of SFAS No. 141(R), we expensed approximately $1.7 million and $3.8 million in acquisition costs that would have been capitalized under previous accounting guidance during the three and six months ended June 30, 2009, respectively.

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

We record acquired “above” and “below-market” leases at their fair value equal to the difference between the contractual amounts to be paid pursuant to each in-place lease and our estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining term of the lease plus the term of any below-market fixed-rate renewal option periods for below-market leases. In addition, we allocate a portion of the purchase price of an acquired property to the estimated value of customer relationships, if any. As of June 30, 2009, we had not recorded any estimated value to customer relationships.

Intangible in-place lease assets are amortized over the corresponding lease term. Above market lease assets are amortized as a reduction in rental revenue over the corresponding lease term. Below market lease liabilities are amortized as an increase in rental revenue over the corresponding lease term, plus any applicable fixed-rate renewal option periods. The following table summarizes the amounts that we have incurred in amortization expense for intangible lease assets and adjustments to rental revenue for above market lease assets and below market lease liabilities for the three and six months ending June 30, 2009 and 2008 related to intangible lease assets and liabilities (amounts in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Intangible lease assets	$7,385	$6,750	$14,537	$13,868
Above market lease assets	816	751	1,490	1,501
Below market lease liabilities	(1,450)	(240)	(2,813)	(1,489)

Total amortization	$6,751	$7,261	$13,214	$13,880

We expense any unamortized intangible lease asset or record an adjustment to rental revenue for any unamortized above market lease asset or below market lease liability when a tenant terminates a lease before the stated lease expiration date. The following table summarizes the amounts that we have recorded as an expense for unamortized intangible lease assets and adjustments to rental revenue for unamortized above market lease assets or below market lease liabilities as a result of early lease terminations for the three and six months ending June 30, 2009 and 2008 related to intangible lease assets and liabilities (amounts in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Intangible lease assets	$74	$340	$999	$778
Above market lease assets	—	12	—	12
Below market lease liabilities	(80)	(13)	(144)	(145)

Total amortization	$(6)	$339	$855	$645

Real Estate Securities

As of June 30, 2009 and December 31, 2008, investments in real estate securities consisted of preferred equity securities, CMBS and CRE-CDOs. We classify our investments in real estate securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although we generally intend to hold most of our investments in real estate securities for the long term or until maturity, we may from time to time sell any of these assets as part of the overall management of our portfolio. As of June 30, 2009 and December 31, 2008, all of our real estate securities were classified as available-for-sale. All assets classified as available-for-sale are reported based on our best estimate of fair value. Our estimate of the fair value of our CMBS and CRE-CDO securities requires significant judgment and uses a combination of (i) observable market information, (ii) unobservable market assumptions and (iii) security-specific characteristics in determining the fair values of our CMBS and CRE-CDO investments. See Note 9 for additional details regarding our determination of the fair value of our CMBS and CRE-CDO investments. Temporary unrealized gains and losses are excluded from earnings and reported as a separate component within stockholders’ equity referred to as other comprehensive income (loss).

Debt Related Investments

Debt related investments, as reported on the accompanying balance sheet, include our mortgage, mezzanine, and B-note investments. Debt related investments are considered to be held-to-maturity, as we have both the intent and ability to hold these investments until maturity. Accordingly, these assets are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments and unfunded commitments unless such loans or investments are deemed to be impaired.

Revenue Recognition

Revenue Recognition — Real Property

We record rental revenue for the full term of each lease on a straight-line basis. Certain properties have leases that offer the tenant a period of time where no rent is due or where rent payments increase during the term of the lease. Accordingly, we record a receivable from tenants for rent that we expect to collect over the remaining lease term rather than currently, which is recorded as straight-line rents receivable. When we acquire a property, the term of any existing leases is considered to commence as of the acquisition date for purposes of this calculation. For the three and six months ended June 30, 2009, the total increase to rental revenue due to straight-line rent adjustments was approximately $1.2 million and $2.1 million, respectively, and approximately $1.1 million and $2.8 million for the same periods in 2008.

Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as rental revenue. Tenant recovery income recognized as rental revenue for the three and six months ended June 30, 2009, was approximately $7.3 million and $14.3 million, respectively, and approximately $5.7 million and $11.1 million for the same periods in 2008.

Revenue Recognition — Real Estate Securities

Interest income on CMBS and CRE-CDO investments is recognized using the effective interest method in accordance with SFAS No. 115 and EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, as amended by FASB Position No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“EITF No. 99-20-1”). EITF No. 99-20 as so amended by FSP EITF No. 99-20-1, is hereinafter collectively referred to as “EITF No. 99-20”. Under EITF No. 99-20, at the time of purchase, we estimate the future expected cash flows and determine the amount of accretable yield based on these estimated cash flows and the purchase price. As appropriate, we update these estimated cash flows to compute a revised yield based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate, interest rate fluctuations, interest payment shortfalls and the timing and the magnitude of credit losses on the mortgage loans underlying the securities. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and our securities income.

As discussed below in more detail, if we determine there has been a net other-than-temporary impairment of any of our CMBS and/or CRE-CDOs, we determine an amount of accretable yield based on our estimated cash flows that we subsequently amortize to income over the expected life of the investment using the effective interest method. We amortized approximately $1.2 million and $633,000 for the three and six months ended June 30, 2009, respectively, resulting in a reduction to securities income for our CMBS and CRE-CDOs associated with previously recorded other-than-temporary impairments. We did not record amortization that resulted in a reduction to other-than-temporarily impaired securities for the three and six months ended June 30, 2008. See Note 4 for additional discussion of impairment of real estate securities.

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

As of June 30, 2009, all of our properties are classified as held and used. These held and used assets are reviewed for indicators of impairment which may include, among others, each tenant’s inability to make rent payments, operating losses or negative operating trends at the property level, notification by a tenant that it will not renew its lease, a decision to dispose of a property, including a change in estimated holding periods, or adverse changes in the fair value of any of our properties. If indicators of impairment exist on a held and used asset, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is greater than the current net book value, in accordance with SFAS No. 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is less than its current net book value, we recognize an impairment loss for the difference between the net book value of the property and its estimated fair value. If a property is classified as held for sale, we recognize an impairment loss if the current net book value of the property exceeds its fair value less selling costs. If our assumptions, projections or estimates regarding a property change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the property. As of June 30, 2009 and December 31, 2008, we had not recorded any impairment charges to our real properties.

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

Preferred Equity Securities Impairment

On October 14, 2008, the staff in the Office of the Chief Accountant of the Commission noted in a letter (the “SEC Letter”) to the FASB, that after consulting with the FASB, the staff would not object to the application of an impairment model for perpetual preferred securities similar to debt securities since SFAS No. 115 does not specifically address the impact of the debt-like characteristics on the assessment of other-than-temporary impairment. The assessment of other-than-temporary impairment differs significantly between equity securities and debt securities. For equity securities, other-than-temporary impairment is recognized unless it is expected that the value of the security will recover in the near term and the investor has the intent and ability to hold the securities until recovery. However, for debt securities, impairment is considered other-than-temporary only if the investor does not have the ability and intent to hold the security until recovery or it has been determined that there has been an adverse change, either in timing or amount, of the cash flows underlying the investment. Such an evaluation should be based on our ability and intent to hold the security to recovery and the underlying credit of the issuers. We adopted this impairment model for our investments in perpetual preferred securities during the year ended December 31, 2008. The SEC Letter noted that the views of the staff were an intermediate step in the process of addressing the impairment of perpetual preferred securities and asked the FASB to expeditiously address the issue. As of June 30, 2009, all of our preferred securities investments were perpetual preferred securities. In applying the impairment model for perpetual preferred securities, we apply a debt security impairment model for our preferred equity securities investments that are of investment grade quality credit. Preferred equity securities that are below investment grade quality are analyzed for other-than-temporary impairment under an equity security model. If, in our judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to its fair value as of the respective balance sheet date, and the respective unrealized loss is reclassified from accumulated other comprehensive loss and recorded as a reduction to earnings.

We reviewed our preferred equity securities investments for indicators of other-than-temporary impairment. This review included analysis of (i) the length of time and the extent to which the fair value has been lower than carrying value, (ii) the financial condition and near-term prospects of the issuers, including consideration of any credit deterioration and (iii) our intent and ability to hold our investment for a reasonable period of time sufficient to allow for a forecasted recovery of fair value. Based on the results of this review, we did not record an other-than-temporary impairment charge for the three or six months ended June 30, 2009. For the three and six months ended June 30, 2008, we recorded an other-than-temporary impairment charge of approximately $7.5 million and $32.7 million, respectively, related to certain of our preferred equity securities.

CMBS and CRE-CDO Securities Impairment

On April 9, 2009, the FASB issued FSP FAS 115-2, which applies to the determination of other-than-temporary impairment for debt securities (i.e. our investments in CMBS and CRE-CDO securities). FSP FAS 115-2 states that an other-than-temporary impairment write-down of debt securities, where fair value is below amortized cost, is triggered in circumstances where (i) an entity has the intent to sell a security, (ii) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (iii) the entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not the entity will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. Under previous accounting guidance in effect prior to April 1, 2009, we were required to have the intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary. In addition, we recognized the entire amount of difference between the amortized cost of our CMBS and CRE-CDO securities and their respective fair values in earnings.

We adopted the provisions of this FSP FAS No. 115-2 as of April 1, 2009. The result of the adoption was an increase to our April 1, 2009 balance of distributions in excess of earnings by approximately $4.0 million with a corresponding decrease to accumulated other comprehensive income. Furthermore, as a result of the adoption, for the three months ended June 30, 2009, approximately $1.5 million of other-than-temporary impairment determined to be a result of factors other than credit loss remained in other comprehensive income that would have otherwise reduced net income (loss) under the prior guidance.

In our determination of whether we will recover the entire amortized cost basis of our debt securities, we applied the provision of EITF 99-20. EITF 99-20 requires us to determine if we believe that it is probable that there has been an adverse change in the estimated timing and/or amount of cash flows from our securities based on all relevant, available information, including information about past events, current conditions and reasonable and supportable forecasts. In estimating cash flows of our securities, which requires significant judgment, we specifically consider and analyze factors such as remaining payment terms, prepayments, financial condition and value of the underlying collateral, expected defaults, analyst reports and forecasts, credit ratings and other market data that are relevant to the collectability of the contractual cash flows from the security. Based on the results of our application of FSP FAS No. 115-2, we recorded other-than-temporary impairment charges related to our CMBS and CRE-CDO investments for both the three and six months ended June 30, 2009 of approximately $8.2 million of which approximately $1.5 million was determined to be noncredit related losses which resulted in a net other-than-temporary impairment of approximately $6.7 million. For both the three and six months ended June 30, 2008, we recorded a net other-than-temporary impairment charge of approximately $33.2 million related to certain of our CMBS and CRE-CDO investments.

Impairment — Debt Related Investments

We review our debt related investments on a quarterly basis, and more frequently when such an evaluation is warranted, to determine if impairment exists in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”). A debt related investment is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the agreement. When a loan is deemed impaired, the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. There were no impairment losses recognized for our debt related investments in the accompanying consolidated statements of operations during the three or six months ended June 30, 2009 and 2008.

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

Noncontrolling Interests

Effective January 1, 2009, we adopted the provisions of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB 51 (“SFAS No. 160”), which requires noncontrolling interests in a subsidiary, if certain criteria are met, to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be included within consolidated net income. SFAS No. 160 also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 requires the parent to attribute to noncontrolling interests their share of losses even if such attribution results in a deficit noncontrolling interest balance within the parent’s equity accounts, and in some instances, requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated. As a result of our adoption of SFAS No. 160, we have recorded approximately $76.1 million and $74.8 million, respectively, as of June 30, 2009 and December 31, 2008, as noncontrolling interests in the permanent equity section of the accompanying balance sheets, which was formerly referred to as “minority interests.”

Reclassifications

Certain items in the consolidated financial statements corresponding to prior periods have been reclassified to conform to the current period presentation.

Concentration of Credit Risk and Other Risks and Uncertainties

All of our investments are subject to the various risks inherent in the current economic environment but certain of our investments, particularly our real estate securities investments, have been significantly impacted by the current economic environment. Our investments in securities rely heavily on an active and orderly credit market and therefore the value of these securities is highly sensitive to changes in credit market conditions as well as the overall economic environment. In the summer of 2007, the domestic credit market began to deteriorate led by increasing defaults on sub-prime residential mortgages and continued across all forms of mortgage lending including commercial real estate and the general credit market as a whole. These changes have significantly and adversely affected the value and the liquidity of our real estate securities. If the existing state of the economy continues or worsens, it will likely continue to adversely impact the value and liquidity of our securities and could continue to adversely impact the ability for these securities to generate current income. Continued market volatility and uncertainty may also cause certain market indicators of impairment to persist, leading to further potential other-than-temporary impairment charges and/or permanent losses in our real estate security investments.

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

While the current credit quality of the underlying loans that comprise our CMBS and CRE-CDO investments reflect modest levels of deterioration, the more recent rise in actual delinquencies and continued forecasted rises in delinquencies causes us to remain cautious about the future prospects of these investments and we acknowledge that the effects to the underlying credit quality may be delayed relative to the current economic situation. Furthermore, while the credit quality may reflect only modest levels of deterioration, the change in value of the underlying loans may also negatively impact the performance of our investment in these securities. The impact to our Financial Statements resulting from the current and expected future condition of these investments is described in further detail in Note 4.

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

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which will be effective for us on January 1, 2010. SFAS 167 is a revision to FIN No. 46(R) and changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a variable interest entity and is therefore required to consolidate such variable interest entity. SFAS No. 167 will also require assessments at each reporting period of which party within the variable interest entity is considered the primary beneficiary and will require a number of new disclosures related to variable interest entities. We are currently evaluating the impact that SFAS No. 167 will have on our financial position and results of operations upon adoption.

On June 30, 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS No. 168”). The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once SFAS No. 168, becomes effective, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. If an accounting change results from the application of SFAS No. 168, an entity must disclose the nature and reason for the change in accounting principle. We do not anticipate that our adoption of SFAS No. 168 will have a material impact on our financial statements.

3. INVESTMENTS IN REAL PROPERTY

Our consolidated investments in real property consist of investments in office, industrial and retail properties. The following tables summarize our consolidated investments in real property as of June 30, 2009 and December 31, 2008 (amounts in thousands).

Real Property	Land	Building and Improvements	Intangible Lease Assets	Gross Investment Amount	Intangible Lease Liabilities	Total Investment Amount
As of June 30, 2009:
Office	$110,609	$293,909	$87,865	$492,383	$(10,567)	$481,816
Industrial properties	50,140	284,277	36,790	371,207	(8,950)	362,257
Retail properties	220,313	418,654	75,862	714,829	(47,389)	667,440

Total gross book value	381,062	996,840	200,517	1,578,419	(66,906)	1,511,513
Accumulated depreciation/amortization	—	(53,196)	(63,498)	(116,694)	9,515	$(107,179)

Total net book value	$381,062	$943,644	$137,019	$1,461,725	$(57,391)	$1,404,334

As of December 31, 2008:
Office	$85,434	$271,880	$68,466	$425,780	$(7,883)	$417,897
Industrial properties	50,136	283,965	36,788	370,889	(8,952)	361,937
Retail properties	200,534	385,530	66,376	652,440	(43,922)	608,518

Total gross book value	336,104	941,375	171,630	1,449,109	(60,757)	1,388,352
Accumulated depreciation/amortization	—	(38,787)	(49,021)	(87,808)	6,788	(81,020)

Total net book value	$336,104	$902,588	$122,609	$1,361,301	$(53,969)	$1,307,332

Acquisitions

During the six months ended June 30, 2009, we acquired two real properties located in the Washington, DC market with a combined gross investment amount of approximately $123.2 million.

Connecticut Avenue Office Center — On March 10, 2009, we acquired an office property (the “Connecticut Avenue Office Center”) from a third-party seller using proceeds from our public and private offerings and subsequent debt financing. The Connecticut Avenue Office Center has a total investment amount of approximately $63.6 million and consists of approximately 126,000 net rentable square feet that was approximately 98% occupied as of June 30, 2009. We incurred expenses of approximately $1.8 million related to the acquisition of the Connecticut Avenue Office Center which were expensed as incurred pursuant to SFAS No. 141(R). These expenses were comprised of estimated legal, closing and due diligence costs of approximately $1.2 million and an acquisition fee paid to our Advisor of approximately $636,000.

Greater DC Retail Center — On April 6, 2009, we acquired a retail property (the “Greater DC Retail Center”) from a third-party seller using proceeds from our public and private offerings and through the assumption of debt financing. We acquired the Greater DC Retail Center for a purchase price of $65.0 million. After making certain adjustments pursuant to SFAS No. 141(R), the Greater DC Retail Center has a total investment amount of approximately $59.6 million. The Greater DC Retail Center consists of approximately 233,000 net rentable square feet that was 100% occupied as of June 30, 2009. We incurred expenses of approximately $1.9 million related to the acquisition of the Greater DC Retail Center which were expensed as incurred pursuant to SFAS No. 141(R). These expenses were comprised of estimated legal, closing and due diligence costs of approximately $1.2 million and an acquisition fee paid to our Advisor of approximately $650,000.

Since we adopted the applicable accounting guidance pertaining to contingent consideration and as of June 30, 2009, we have estimated and recorded approximately $880,000 of contingent consideration included in other assets in our accompanying balance sheet related to our 2009 real estate acquisition activity. These contingencies generally provide us with limited compensation for potential capital expenditures, lost rent and certain other leasing-related expenses and incentives in the event that these expenditures are required. The total amount of contingent consideration that may be realized ranges from $0 to approximately $6.6 million.

4. INVESTMENT IN REAL ESTATE SECURITIES

As of June 30, 2009, our investment in real estate securities was comprised of investments in (i) preferred equity securities and (ii) CMBS and CRE-CDOs. As of June 30, 2009, the weighted average publicly available rating, as provided by Standard and Poor’s, of our CMBS and CRE-CDO securities were approximately BB+ and CCC+, respectively. Approximately 84% of our preferred equity securities, based on amount invested, do not have credit ratings. The following table describes our investments in real estate securities as of June 30, 2009 and December 31, 2008 (dollar amounts in thousands).

	Preferred Equity	CRE-CDOs	CMBS	Total
As of June 30, 2009:
Amount invested, net of principal repayments	$102,725	$139,818	$4,019	$246,562
Net other-than-temporary impairment	(69,694)	(126,159)	(3,549)	(199,402)
Reclassification of retained earnings to other comprehensive income	—	3,836	127	3,963
Net accretion of discounts and premiums	—	825	90	915

Amortized cost	33,031	18,320	687	52,038
Gross unrealized gains	10,609	—	—	10,609
Gross unrealized losses	(921)	(9,777)	(410)	(11,108)

Fair value	$42,719	$8,543	$277	$51,539

As of December 31, 2008:
Amount invested, net of principal repayments	$102,725	$139,821	$4,019	$246,565
Other-than-temporary impairment	(69,694)	(119,481)	(3,549)	(192,724)
Net accretion of discounts and premiums	—	1,167	109	1,276

Amortized cost	33,031	21,507	579	55,117
Gross unrealized loss	(1,439)	(1,310)	—	(2,749)

Fair value	$31,592	$20,197	$579	$52,368

Unrealized Losses

As of June 30, 2009 and December 31, 2008, the balance in other comprehensive income (loss) specific to our real estate securities reflected a loss of approximately $500,000 and $2.7 million, respectively.

As of June 30, 2009, certain of our securities had a fair value below their respective amortized cost. The following table shows the gross unrealized losses and fair value of our securities with unrealized losses, aggregated by type of security and length of time the individual securities have been in continuous unrealized loss positions (amounts in thousands).

	Less Than 12 Months			12 Months or Greater			Total
Type of Security	Number of Holdings	Fair Value	Gross Unrealized Loss	Number of Holdings	Fair Value	Gross Unrealized Loss	Number of Holdings	Fair Value	Gross Unrealized Loss
As of June 30, 2009:
Preferred Equity	2	$1,325	$98	3	$3,989	$823	5	$5,314	$921
CMBS and CRE-CDOs	14	7,919	9,949	2	901	238	16	8,820	10,187

Total	16	$9,244	$10,047	5	$4,890	$1,061	21	$14,134	$11,108

As of December 31, 2008:
Preferred Equity	3	$3,658	$755	2	$1,139	$684	5	$4,797	$1,439
CMBS and CRE-CDOs	2	1,935	1,310	—	—	—	2	1,935	1,310

Total	5	$5,593	$2,065	2	$1,139	$684	7	$6,732	$2,749

Based upon our intent and ability to hold these real estate securities for a period of time sufficient to allow for a forecasted recovery of fair value, the continued performance of the issuer or the underlying collateral, and our assessment, based on all available evidence considered, that the underlying cash flows will continue to perform in the future, the gross unrealized loss of approximately $11.1 million is considered to be temporary as of June 30, 2009, and, as a result, no additional impairment losses related to the real estate securities in the above table have been recognized. See Note 2 for discussion of the impairment models applicable to our investments in real estate securities. As of June 30, 2009, we had a gross unrealized gain of approximately $10.6 million related to 19 of our preferred equity securities with a fair value of approximately $37.4 million.

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

Further deterioration of economic and credit market conditions would likely result in significant negative changes in factors such as financial conditions of the issuers, expected defaults, analyst reports and forecasts, credit ratings, the value of the underlying collateral and other market data that are relevant to the collectability of the contractual cash flows from our CMBS and CRE-CDO securities. Such deterioration would continue to adversely impact the fair value of our CMBS and CRE-CDO securities and potentially result in additional other-than-temporary impairment charges.

Other-than-Temporary Impairment

During the three and six months ended June 30, 2009, we recorded impairment charges totaling approximately $8.2 million of which approximately $1.5 million was determined to be noncredit related losses which resulted in a net other-than-temporary impairment of approximately $6.7 million of our real estate securities. During the three and six months ended June 30, 2008, we recorded charges totaling approximately $40.7 million and $65.9 million, respectively, related to other-than-temporary impairment of our real estate securities.

Pursuant to EITF No. 99-20, if we determine that the underlying cash flows of a security have been adversely affected, then we recognize an other-than-temporary impairment. For subsequent income recognition, the amount of accretable yield is recalculated using revised estimated cash flows. For the three and six months ended June 30, 2009, we recorded approximately $1.2 million and $633,000, respectively, as a reduction to securities income as a result of accretable yield associated with previously impaired CMBS and CRE-CDOs. No accretion or amortization was recorded for the same periods in 2008 as a result of other-than-temporary impairment charges and/or a change in estimated cash flows.

Credit Losses

Pursuant to the provisions of FSP No. 115-2, since we do not intend to sell any of our debt securities and it is not more likely than not that we will be required to sell any of our debt securities before recovery, other-than-temporary impairment write-downs related to our debt securities are separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income.

A credit loss represents the difference between the present value of expected future cash flows and the amortized cost basis of a debt security. As of March 31, 2009, we had recognized approximately $123.0 million in other-than-temporary impairment related to our investments in debt securities. On April 1, 2009, upon the adoption of FSP No. 115-2, for certain securities, we reclassified approximately $4.0 million in non-credit related other-than-temporary impairment from distributions in excess of earnings to accumulated other comprehensive income (loss). During the three months ended June 30, 2009, we recognized other-than-temporary impairment of approximately $8.2 million, of which we determined that approximately $1.5 million was attributable to non-credit related factors and approximately $6.7 million was related to credit losses. The following table presents a rollforward of the credit loss component of the amortized cost of debt securities for the three months ended June 30, 2009 (amounts in thousands).

	CRE-CDOs	CMBS	Total
Cumulative credit loss as of March 31, 2009	$119,481	$3,549	$123,030
Reclassification of credit losses to OCI as of April 1, 2009	(3,836)	(127)	(3,963)

Cumulative credit loss as of April 1, 2009	115,645	3,422	119,067
Subsequent credit losses	6,678	—	6,678

Cumulative credit loss as of June 30, 2009	$122,323	$3,422	$125,745

Significant Inputs

For our investments in debt securities, we estimate future cash flows based on all relevant, available information, including information about past events, current conditions and reasonable and supportable forecasts. In estimating cash flows of our debt securities, which requires significant judgment, we specifically consider and analyze factors such as remaining payment terms, prepayments, financial condition and value of the underlying collateral, expected defaults, analyst reports and forecasts, credit ratings and other market data that are relevant to the collectability of the contractual cash flows from the security. The estimated cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to determine the present value of the estimated cash flows.

Contractual Maturities

Our preferred equity securities are perpetual in nature and; therefore, have no stated maturity, call or redemption dates. Our CMBS and CRE-CDO securities all have contractual maturities ranging from 2042 through 2052. Expected maturities differ from contractual maturities due to potential prepayment on CMBS and CRE-CDO securities and expectations of cash flow estimates.

Securities Income

The following table describes our income from real estate securities investments for the three and six months ended June 30, 2009 and 2008. Issuers of three of our preferred equity securities indefinitely suspended their respective preferred dividends during the three months ended December 31, 2008, resulting in a decrease in securities income for the three and six months ended June 30, 2009 of approximately $643,000 and $1.3 million, respectively, compared to the same periods in 2008. (Dollar amounts in the below table are in thousands.)

	Number of Holdings	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Weighted Average Yield as of June 30, 2009 (1)
Security Type		2009	2008	2009	2008
Preferred Equity	24	$1,400	$1,892	$2,814	$3,941	5.5%
CRE-CDO (2)	15	16	2,080	2,230	4,541	3.6%
CMBS (2)	2	13	68	86	140	5.0%

Total	41	$1,429	$4,040	$5,130	$8,622	4.7%

(1)	Weighted average yield is calculated on an unlevered basis using the amount invested, current interest rates and accretion of premiums and discounts realized upon the initial investment for each security type. For purposes of this table, yields for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of June 30, 2009. We have assumed a yield of zero on our preferred equity securities investments for which the preferred dividend payment has been indefinitely suspended and for our CDO investments for which we no longer record income.
(2)	Incremental amortization associated with other-than-temporary impairment related to our CRE-CDO and CMBS securities totaled approximately $1.2 million and $633,000, respectively for the three and six months ended June 30, 2009. This amortization is not included in the calculation of yield as described above in footnote (1). There was no incremental amortization due to other-than-temporary impairment during the same periods in 2008.

5. DEBT RELATED INVESTMENTS

As of June 30, 2009, we had approximately $106.4 million in debt related investments including an investment of approximately $17.4 million in an unconsolidated joint venture. The following table describes our debt related investments as of June 30, 2009 and December 31, 2008 (dollar amounts in thousands).

	Number of Investments as of		Net Investment (1) as of		Weighted Average
Investment Type	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008	Maturity in Years (2)
B-notes	4	4	$51,931	$51,930	2.7
Mezzanine debt	2	2	37,092	36,919	5.4

Subtotal	6	6	89,023	88,849	3.8

Unconsolidated joint venture (3)	1	1	17,380	17,532	0.9

Total	7	7	$106,403	$106,381	3.3

(1)	Amount presented is net of accumulated accretion and amortization of discounts and premiums.
(2)	As of June 30, 2009 and weighted by relative investment amounts.
(3)	One of our debt related investments is accounted for as an unconsolidated joint venture using the equity method per guidance established under Accounting Principals Bulleting Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. We include this debt related investment in our debt related investments operating segment as the terms of our investment are similar to our other debt related investments.

As of June 30, 2009, there were no delinquent debt service payments owed to us related to our debt related investments. The following table describes our debt related income, including equity in earnings of an unconsolidated joint venture, for the three and six months ended June 30, 2009 and 2008 (dollar amounts in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Weighted Average Yield as of June 30, 2009 (1)
Investment Type	2009	2008	2009	2008
Mortgage loan (2)	$—	$790	$—	$1,435	N/A
B-notes	804	953	1,561	2,012	5.8%
Mezzanine debt	907	849	1,811	1,539	10.0%

Subtotal	1,711	2,592	3,372	4,986	7.5%

Unconsolidated joint venture	551	—	1,096	—	13.0%

Total	$2,262	$2,592	$4,468	$4,986	8.4%

(1)	Weighted average yield is calculated on an unlevered basis using the net investment amount, current interest rates and accretion of premiums or discounts realized upon the initial investment for each investment type as of June 30, 2009. Yields for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of June 30, 2009 for purposes of this table.
(2)	During 2008, our only mortgage loan investment was repaid in full.

6. DEBT OBLIGATIONS

We use and intend to continue to use debt as a means of financing a portion of our investments. As of June 30, 2009 and December 31, 2008, we had outstanding debt obligations of approximately $822.9 million and $734.9 million, respectively. These borrowings were comprised of mortgage notes as of June 30, 2009 and December 31, 2008 of approximately $807.4 million and $719.0 million, respectively, and other secured borrowings of approximately $15.6 million and $15.9 million, respectively.

Mortgage Notes

The following table describes our mortgage notes related to our operating properties in more detail as of June 30, 2009 and December 31, 2008 (dollar amounts in thousands).

	Weighted Average Stated Interest Rate as of		Outstanding Balance as of (1)		Gross Investment Amount of Properties Securing Mortgage Notes as of
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Fixed rate mortgages	6.0%	6.0%	$745,729	$661,031	$1,237,944	$1,131,051
Floating rate mortgages (2)	2.1%	2.2%	61,647	58,036	85,437	85,665

Total / weighted average	5.7%	5.7%	$807,376	$719,067	$1,323,381	$1,216,716

(1)	Amounts presented are net of unamortized discounts to the face value of our outstanding fixed-rate mortgages of $4.6 million and $221,000, as of June 30, 2009 and December 31, 2008, respectively.
(2)	As of both June 30, 2009 and December 31, 2008, floating-rate mortgage notes were subject to interest rates at spreads between 1.40% and 3.50% over one-month LIBOR.

As of June 30, 2009, of the 36 mortgage notes outstanding, 17 were interest only and 19 were fully amortizing with outstanding balances of approximately $504.1 million and $303.3 million, respectively. Mortgage notes outstanding as of June 30, 2009 had maturity dates ranging from January 2010 through September 2036. None of our mortgage notes are recourse to us. Five of our mortgage notes with an aggregate outstanding principal balance as of June 30, 2009 of approximately $68.7 million, have initial maturities before December 31, 2011. One of these notes, with an outstanding principal balance as of June 30, 2009 of $45.5 million has an extension option beyond December 31, 2011. This extension option is subject to certain lender covenants and restrictions that we must meet to extend this maturity date. We currently have not finally determined whether we will apply for this extension and we cannot assert with any degree of certainty that we will qualify for this extension upon the initial maturity date of this mortgage note.

Borrowing Activity

During the six months ended June 30, 2009, we issued and assumed approximately $90.8 million in mortgage debt financing that was comprised of three mortgage notes secured by seven real properties. These notes are all amortizing, bearing interest at a weighted average stated rate of approximately 6.14%, and mature between July 2014 and April 2016.

7. HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

We maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. We generally seek to limit the impact of interest rate changes on earnings and cash flows by selectively utilizing derivative instruments to hedge exposures to changes in interest rates on loans secured by our assets. While this hedging strategy is designed to minimize the impact on our net income (loss) and cash provided by operating activities from changes in interest rates, the overall returns on our investments may be reduced. Our board of directors has established policies and procedures regarding our use of derivative instruments for hedging or other purposes to achieve these risk management objectives.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2009, we used such derivatives to hedge the variable cash flows associated with existing variable-rate debt or forecasted issuances of debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For both the three and six months ended June 30, 2009, we recorded a loss of approximately $167,000 due to hedge ineffectiveness in earnings attributable to the delay in issuance of debt for derivatives used to hedge forecasted issuances of debt.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as we make interest payments on our related debt. During the next twelve months, we estimate that an additional amount of approximately $2.7 million will be reclassified as an increase to interest expense.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2009, we used such derivatives to hedge variable cash flows associated with existing variable-rate debt or forecasted issuances of debt.

During the three and six months ended June 30, 2009 an additional $8.6 million of losses were reclassified from other comprehensive income (loss) to earnings due to our determination that it was no longer probable that previously forecasted issuances of fixed-rate debt associated with certain of our forward starting swaps would be issued within the timeframe specified in the corresponding hedge designation memorandum. This was partially offset by a net gain of approximately $565,000 for the six months ended June 30, 2009 due to a change in forecasted dates of debt issuances.

Our hedging exposure to the variability in future cash flows for probable debt issuances expired in July 2009 when we terminated our last LIBOR-based forward starting swap.

Designated Hedges

As of June 30, 2009, we had one outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk with a notional amount of $46.5 million. This hedge will terminate in June 2010.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used by us to manage our exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of SFAS No. 133. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a loss of approximately $23,000 and a gain of approximately $978,000 for the three and six months ended June 30, 2009, respectively. As of June 30, 2009, we had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (amounts in thousands).

Product	Number of Investments	Notional
Interest rate cap	1	$159,587
Interest rate swap	1	50,000
Interest rate collar	1	9,700

Total	3	$219,287

Fair Values of Derivative Instruments

We determine the fair value of our derivative instruments in accordance with SFAS No. 157. See Note 9 for further details. The table below presents the fair value of our derivative financial instruments as well as their classification on our accompanying balance sheet as of June 30, 2009 (amounts in thousands).

	As of June 30, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133
Interest rate contracts	Other assets	$6	Derivative instruments	$—

Total derivatives designated as hedging instruments under SFAS No. 133		6		—
Derivatives not designated as hedging instruments under SFAS No. 133
Interest rate contracts	Other assets	—	Derivative instruments	8,333

Total derivatives not designated as hedging instruments under SFAS No. 133		—		8,333

Total derivatives		$6		$8,333

Effect of Derivative Instruments on the Statement of Operations

The table below presents the effect of our derivative financial instruments on our accompanying statements of operations for the three and six months ended June 30, 2009 (amounts in thousands).

	For the Three Months June 30, 2009	For the Six Months Ended June 30, 2009
Derivatives Destingated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts
Amount of gain or (loss) recognized in OCI (effective portion)	$3,525	$4,965
Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Interest expense	Interest expense
Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)	$(665)	$(980)
Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) on derivatives	Gain (loss) on derivatives
Amount of gain or (loss) recognized in income due to missed forecast (ineffective portion and amount excluded from effectiveness testing)	$(8,578)	$(8,991)
Derivatives Not Destingated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts
Location of gain or (loss) recognized in income	Gain (loss) on derivatives	Gain (loss) on derivatives
Amount of gain (loss) recognized in income	$(23)	$(978)

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

As of June 30, 2009, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, was approximately $9.3 million. As of June 30, 2009, we had not posted any collateral related to these agreements. If we had breached any of these provisions as of June 30, 2009, we could have been required to settle our obligations under the agreements at their termination value of approximately $9.3 million.

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

During the six months ended June 30, 2009, we raised approximately $5.4 million from the sale of fractional interests in one property. Furthermore, during the six months ended June 30, 2009, we exercised our option to acquire, at fair value, approximately $7.9 million of previously sold fractional interests in one property for a combination of (i) approximately 747,000 OP Units issued at a price of $10.00 per OP Unit, representing approximately $7.5 million of the aggregate purchase and (ii) approximately $412,000 in cash. The result of this activity was a net decrease in our financing obligations of approximately $2.4 million for the six months ended June 30, 2009.

For the three and six months ended June 30, 2009, we incurred rent obligations of approximately $1.6 million and $3.1 million, respectively, under our lease agreements with the investors who have participated in our private placements. During the same period in 2008, we incurred rent obligations of approximately $1.5 million and $2.9 million, respectively, under our lease agreements with the investors who have participated in our private placements. The various lease agreements in place as of June 30, 2009 contained expiration dates ranging from June 2019 to January 2037.

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

During the three and six months ended June 30, 2009, we incurred upfront costs of approximately $272,000 and $547,000, respectively, payable to our Advisor and other affiliates for services provided related to effecting these transactions, which are accounted for as deferred loan costs. During the same period in 2008, we incurred upfront costs of approximately $752,000 and $3.2 million, respectively, payable to our Advisor and other affiliates for services provided related to effecting these transactions, which are accounted for as deferred loan costs. Such deferred loan costs are included in other assets in the accompanying consolidated balance sheets and amortized to interest expense over the life of the financing obligation. If we elect to exercise our purchase option as described above and issue OP Units, the unamortized up-front fees and expense reimbursements paid to affiliates will be recorded against noncontrolling interests as a reduction of the amount received for issuing the OP Units. We did not issue OP Units during the three months ended June 30, 2009. During the six months ended June 30, 2009, we recorded approximately $664,000 of unamortized deferred loan cost against noncontrolling interest as a reduction in the amount received for issuing the OP Units. During the same periods in 2008, we recorded approximately $2.8 million and $5.1 million, respectively, of unamortized deferred loan cost against noncontrolling interest as a reduction in the amount received for issuing the OP Units. If our Operating Partnership does not elect to exercise any such purchase option, we will continue to account for these transactions as a financing obligation because we will continue to sublease 100% of the properties and will therefore not meet the definition of “active use” set forth in SFAS No. 98 in order to recognize the sale of such fractional interests.

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

The table below presents certain of our assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall as defined above (amounts in thousands).

	Level 1	Level 2	Level 3	Total
As of June 30, 2009:
Assets
Preferred equity	$42,719	$—	$—	$42,719
CMBS and CRE-CDOs	—	—	8,820	8,820

Investment in real estate securities	42,719	—	8,820	51,539
Liabilities
Derivative instruments	—	(8,333)	—	(8,333)

Total	$42,719	$(8,333)	$8,820	$43,206

As of December 31, 2008:
Assets
Preferred equity	$31,592	$—	$—	$31,592
CMBS and CRE-CDOs	—	—	20,776	20,776

Investment in real estate securities	31,592	—	20,776	52,368
Liabilities
Derivative instruments	—	(27,213)	—	(27,213)

Total	$31,592	$(27,213)	$20,776	$25,155

The table below presents a reconciliation of the beginning and ending balances of certain of our assets and liabilities having fair value measurements based on significant unobservable inputs (Level 3) between December 31, 2008 and June 30, 2009 (amounts in thousands).

CMBS and CRE-CDOs
Beginning balance as of December 31, 2008	$20,776
Included in net income (loss) (1)	(3,075)
Included in other comprehensive income (loss)	(8,878)
Purchases, issuances and settlements	(3)

Total change in fair value	$(11,956)
Transfers in and/or out of Level 3	—

Ending balance as of June 30, 2009	$8,820

(1)	Amount presented is net of the cumulative effect adjustment of approximately $4.0 million that resulted from our adoption of FSP No. 115-2 and also includes net amortization of approximately $360,000.

Fair Value Estimates of Investments in Real Estate Securities

As of June 30, 2009, our real estate securities were valued in two categories, comprised of (i) preferred equity securities and (ii) CMBS and CRE-CDOs. Our pricing procedures for each of the two categories are applied to each specific investment within their respective categories.

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

The majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with our derivative instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of potential default by us and our counterparties. As of June 30, 2009, we had assessed the significance of the impact of the credit valuation adjustments and had determined that it was not significant to the overall valuation of our derivative instruments. As a result, we have determined that all of our derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.

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

The fair values estimated below are indicative of the interest rate and other assumptions as of June 30, 2009 and December 31, 2008, and may not take into consideration the effects of subsequent interest rate or other assumption fluctuations, or changes in the values of underlying collateral. The fair values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate their carrying values because of the short-term nature of these instruments. In addition, we determined that the fair value of our other secured borrowings approximates its carrying value as of June 30, 2009 and December 31, 2008.

The carrying amounts and estimated fair values of our other financial instruments as of June 30, 2009 and December 31, 2008 were as follows (amounts in thousands).

	As of June 30, 2009		As of December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Investments in real estate securities	$51,539	$51,539	$52,368	$52,368
Fixed-rate debt related investments, net	55,076	50,963	54,898	52,086
Floating-rate debt related investments, net	33,947	32,326	33,951	33,231

Liabilities:
Fixed-rate mortgage notes	$750,333	$656,402	$660,982	$617,509
Floating-rate mortgage notes	61,647	59,196	58,037	56,381
Derivative liabilities	8,333	8,333	27,213	27,213

See Note 9 for details regarding methodologies and key assumptions applied to determining the fair value of our investments in real estate securities and derivative liabilities. The methodologies used and key assumptions made to estimate fair values of the other financial instruments described in the above table are as follows:

Debt Related Investments—The fair value of our debt investments as of June 30, 2009 and December 31, 2008 was estimated using a discounted cash flow analysis that utilized estimates of scheduled cash flows and discount rates estimated to approximate those that a willing buyer and seller might use.

Mortgage Notes—The fair value of our fixed-rate and floating-rate mortgage notes as of June 30, 2009 and December 31, 2008 was estimated using a discounted cash flow analysis, based on our estimate of market interest rates. Credit spreads relating to the underlying instruments are based on unobservable Level 3 inputs, as defined by SFAS No. 157, which we have determined to be our best estimate of current market spreads of similar instruments.

11. NONCONTROLLING INTERESTS

Our noncontrolling interests consist of three components: (i) joint venture partnership interests held by our partners, (ii) OP Units held by third parties and (iii) Special Units held by the parent of our Advisor. The following table summarizes noncontrolling interest balances as of June 30, 2009 and December 31, 2008 in terms of cumulative contributions, distributions and cumulative allocations of net income (loss) (amounts in thousands).

	As of June 30, 2009	As of December 31, 2008
OP Units:
Contributions	$65,168	$59,394
Distributions	(4,807)	(2,660)
Share of net loss	(7,060)	(6,276)
Share of comprehensive loss	2,284	1,611

Subtotal	55,586	52,069
Joint Venture Partner Interests:
Contributions	35,303	35,274
Distributions	(12,560)	(10,543)
Share of net loss	(2,269)	(2,004)

Subtotal	20,474	22,727
Special Units:
Contributions	1	1
Distributions	—	—
Share of net loss	—	—

Subtotal	1	1

Total	$76,060	$74,797

OP Units

EITF Topic D-98, Classification and Measurement of Redeemable Securities (“EITF Topic D-98”), requires securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, to be classified as redeemable noncontrolling interests outside of permanent equity in our accompanying balance sheets. We have evaluated our ability to deliver shares of common stock to satisfy redemption requests from holders of our OP Units pursuant to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and we have concluded that we have the right to satisfy the redemption requirements of holders of our OP Units by delivering unregistered shares of our common stock. Therefore, the guidance in EITF Topic D-98 does not apply to our OP Units. Each outstanding OP Unit is exchangeable for one share of our common stock, and the OP Unit holder cannot require redemption in cash or other assets. As a result we classify our OP Units held by third parties as noncontrolling interests.

As of both June 30, 2009 and December 31, 2008, we owned approximately 96.1% of our Operating Partnership, and the remaining interests in our Operating Partnership were owned by third-party investors and our Advisor. After a period of one year, holders of OP Units may request the Operating Partnership to redeem their OP Units. We have the option of redeeming the OP Units with cash, shares of our common stock or with a combination of cash and shares of our common stock. In May 2005, our Operating Partnership issued 20,000 OP Units to our Advisor for gross proceeds of $200,000, which represented less than a 0.1% ownership interest in our Operating Partnership as of June 30, 2009 and December 31, 2008. In addition, as of June 30, 2009 and December 31, 2008, we had issued approximately 7.1 million, net of redemptions, and 6.5 million OP Units, respectively, to third-party investors in connection with our Operating Partnership’s private placements and such units had a maximum approximate redemption value as of June 30, 2009 and December 31, 2008, of approximately $72.3 million and $64.8 million, respectively, based on the price of our common stock. During the six months ended June 30, 2009, we redeemed approximately 110,000 OP Units by paying cash of approximately $1.0 million. There were no redemptions of OP Units during the three months ended June 30, 2009. The following table summarizes contributions, distributions, share of net loss and share of comprehensive loss for the three and six months ended June 30, 2009 (amounts in thousands).

	For the Three Months Ended, June 30, 2009	For the Six Months June 30, 2009
OP Units:
Contributions	$(11)	$5,774
Distributions	(1,099)	(2,147)
Share of net loss	(769)	(784)
Share of comprehensive loss	1,261	673

Total	$(618)	$3,516

Joint Venture Partner Interests

Certain of our joint ventures are consolidated by us in the accompanying consolidated financial statements. Our joint venture partners’ interests in our consolidated partnerships are not redeemable. As a result, we classify our joint venture partners’ interests as noncontrolling interests. We present contributions, distributions and equity in earnings of the respective joint venture partners as noncontrolling interests. The following table summarizes the joint venture partner contributions, distributions and share of net loss for the three and six months ended June 30, 2009 (amounts in thousands).

	For the Three Months Ended, June 30, 2009	For the Six Months June 30, 2009
Joint Venture Partner Interests:
Contributions	$29	$29
Distributions	(1,775)	(2,017)
Share of net loss	(77)	(265)

Total	$(1,823)	$(2,253)

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

(2)	The termination or non-renewal of the Advisory Agreement, (i) by the Advisor for “cause,” as defined in the Advisory Agreement, (ii) in connection with a merger, sale of assets or transaction involving us pursuant to which a majority of our directors then in office are replaced or removed, (iii) by the Advisor for “good reason,” as defined in the Advisory Agreement, or (iv) by us or the Operating Partnership other than for “cause.”

We have evaluated Special Units held by the Advisor per the guidance set forth in EITF Topic D-98 and determined that Special Units are not redeemable at a fixed or determinable amount on a fixed or determinable date, at the option of the holder, or upon events that are not solely within our control. As a result, we classify our Special Units as noncontrolling interests.

There was no activity related to Special Unit holders during the three and six months ended June 30, 2009.

12. STOCKHOLDERS’ EQUITY

Common Stock

On May 27, 2005, we filed a registration statement on Form S-11 with the Commission in connection with an initial public offering of our common stock, which was declared effective on January 27, 2006. Pursuant to the registration statement, we offered up to $2.0 billion in shares of our common stock, 75% of which were offered to the public at a price of $10.00 per share, and 25% of which were offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. On June 11, 2007, we filed a registration statement on Form S-11 with the Commission for a follow-on public offering of our common stock, which was initially declared effective on January 22, 2008. Pursuant to the registration statement, we are currently offering up to $2.0 billion in shares of our common stock, 75% of which are being offered to the public at a price of $10.00 per share, and 25% of which are being offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. The following table summarizes shares sold, gross proceeds received and the commissions and fees paid by offering as of June 30, 2009 (amounts in thousands).

	Shares	Gross Proceeds	Commissions and Fees	Net Proceeds
Shares sold in the initial offering	114,741	$1,136,968	$(104,295)	$1,032,673
Shares sold in the follow-on offering	57,454	564,724	(46,971)	517,753
Shares sold pursuant to our distribution reinvestment plan in the initial offering	3,455	32,824	(309)	32,515
Shares sold pursuant to our distribution reinvestment plan in the follow-on offering	6,444	61,222	—	61,222
Shares repurchased pursuant to our share redemption program	(8,452)	(78,427)	—	(78,427)

Total	173,642	$1,717,311	$(151,575)	$1,565,736

For the three and six months ended June 30, 2009, approximately 8.6 million and 16.8 million shares of our common stock were issued in connection with our public offerings, respectively, for net proceeds of approximately $77.7 million and $153.1 million, respectively. For the same periods in 2008, approximately 13.7 million and 26.7 million shares of our common stock were issued in connection with our public offerings, respectively, for net proceeds of approximately $124.3 million and $241.0 million, respectively. The net proceeds from the sale of these shares were transferred to our Operating Partnership in exchange for OP Units on a one-for-one basis.

Termination of Primary Offering

On August 3, 2009, we decided to terminate the primary portion of our public offering effective after September 30, 2009. We will not accept any subscriptions after September 30, 2009, however, we will continue to offer shares of common stock through our distribution reinvestment plan.

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

During the three and six months ended June 30, 2009, we redeemed approximately 1.4 million and 2.2 million shares of our common stock, respectively, pursuant to our share redemption program for approximately $12.8 million and $20.9 million, respectively. During the same periods in 2008, we redeemed approximately 717,000 and 1.2 million shares of our common stock, respectively, pursuant to our share redemption program for approximately $6.6 million and $10.9 million, respectively. We presently intend to limit the number of shares to be redeemed during any consecutive twelve month period to no more than five percent of the number of shares of common stock outstanding at the beginning of such twelve month period (the “Redemption Cap”). During the second quarter of 2009, we had received requests to redeem approximately 5.7 million shares of common stock, which exceeded our second quarter 2009 Redemption Cap of approximately 1.3 million shares of common stock by approximately 4.4 million shares. Based on application of the Redemption Cap, we redeemed, on a pro rata basis, approximately 22.8% of the shares each shareholder requested to be redeemed for the second quarter of 2009.

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

During the three and six months ended June 30, 2009, we declared distributions to our common stockholders of approximately $25.6 million and $50.0 million, respectively. Of these amounts, for the three and six months ended June 30, 2009, approximately $12.2 million and $23.4 million, respectively, was paid in cash and approximately $13.4 million and $26.6 million, respectively, was reinvested in shares of our common stock pursuant to our distribution reinvestment plan.

During the three and six months ended June 30, 2008, we declared distributions to our common stockholders of approximately $20.1 million and $38.2 million, respectively. Of these amounts, approximately $8.4 million and $15.8 million, respectively, was paid in cash and approximately $11.7 million and $22.4 million, respectively, was reinvested in shares of our common stock pursuant to our distribution reinvestment plan.

The following table sets forth the distributions that have been paid and/or authorized as of June 30, 2009.

	Amount Declared Per Share/Unit(1)	Annualized Amount Per Share/Unit(1)	Payment Date
2008
1st Quarter 2008	$0.1500	$0.60	April 15, 2008
2nd Quarter 2008	$0.1500	$0.60	July 15, 2008
3rd Quarter 2008	$0.1500	$0.60	October 15, 2008
4th Quarter 2008	$0.1500	$0.60	January 15, 2009
2009
1st Quarter 2009	$0.1500	$0.60	April 15, 2009
2nd Quarter 2009	$0.1500	$0.60	July 15, 2009
3rd Quarter 2009	$0.1500	$0.60	October 15, 2009	(2)

(1)	Assumes ownership of share or unit for the entire quarter.
(2)	Expected payment date.

13. RELATED PARTY TRANSACTIONS

Our Advisor

Our day-to-day activities are managed by our Advisor, an affiliate, under the terms and conditions of the Advisory Agreement. Our Advisor is considered to be a related party as certain indirect owners and employees of our Advisor serve as our executives. The responsibilities of our Advisor include the selection and underwriting of our real property, real estate securities and debt related investments, the negotiations for these investments, the asset management and financing of these investments and the selection of prospective joint venture partners. As of June 30, 2009 and December 31, 2008, we owed accounts payable and accrued expenses payable of approximately $1.0 million and $721,000, respectively, to our Advisor and affiliates of our Advisor.

Acquisition Fees

Pursuant to the Advisory Agreement, we pay certain acquisition fees to the Advisor. For each real property acquired in the operating stage, the acquisition fee is an amount equal to 1.0% of our proportional interest in the purchase price of the property. For each real property acquired prior to or during the development or construction stage, the acquisition fee will be an amount not to exceed 4.0% of the total project cost (which will be the amount actually paid or allocated to the purchase, development, construction or improvement of a property exclusive of acquisition fees and acquisition expenses). The Advisor also is entitled to receive an acquisition fee of 1.0% of the principal amount in connection with (i) the origination or acquisition of any type of debt investment including, but not limited to, the origination of mortgage loans, B-notes, mezzanine debt, participating debt (including with equity-like features), non-traded preferred securities, convertible debt, hybrid instruments, equity instruments and other related investments, and (ii) the acquisition of any type of non-securitized debt investment including, but not limited to, acquisitions or participations in mortgage loans, B-notes, mezzanine debt, participating debt (including with equity-like features), non-traded preferred securities, convertible debt, hybrid instruments, equity instruments and other related investments. During the three and six months ended June 30, 2009, our Advisor earned approximately $650,000 and $1.3 million in acquisition fees, respectively. With our adoption of SFAS No. 141(R) on January 1, 2009, these fees were recorded as an expense in the period in which they are incurred. During the three and six months ended June 30, 2008, our Advisor earned approximately $165,000 and $413,000 in acquisition fees, respectively, which were accounted for as part of the historical cost of the acquired assets.

Asset Management Fees

We also pay our Advisor an asset management fee pursuant to the Advisory Agreement in connection with the asset and portfolio management of real property, real estate securities and debt related investments. The Advisor’s asset management fee is payable as follows:

Prior to the Dividend Coverage Ratio Date (as defined below):

For Direct Real Properties (as defined below), the asset management fee consists of (i) a monthly fee of one-twelfth of 0.50% of the aggregate cost (before non-cash reserves and depreciation) of Direct Real Properties; and (ii) a monthly fee of 6% of the aggregate monthly net operating income derived from all Direct Real Properties; provided, however, that the aggregate monthly fee to be paid to the Advisor pursuant to these subclauses (i) and (ii) in aggregate shall not exceed one-twelfth of 0.75% of the aggregate cost (before non-cash reserves and depreciation) of all Direct Real Properties.

For Product Specialist Real Properties (as defined below), the asset management fee consists of (i) a monthly fee of one-twelfth of 0.50% of the aggregate cost (before non cash reserves and depreciation) of Product Specialist Real Properties; and (ii) a monthly fee of 6% of the aggregate monthly net operating income derived from all Product Specialist Real Properties.

After the Dividend Coverage Ratio Date (as defined below):

For all real properties, the asset management fee consists of: (i) a monthly fee of one-twelfth of 0.50% of the aggregate cost (before non cash reserves and depreciation) of all real property assets within our portfolio; and (ii) a monthly fee of 8.0% of the aggregate monthly net operating income derived from all real property assets within our portfolio.

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

For securities and debt related assets, both before and after the Dividend Coverage Ratio Date, the asset management fee consists of a monthly fee equal to one-twelfth of 1.0% of (i) the aggregate value, determined at least quarterly, of our real estate related securities and (ii) the amount invested in the case of our debt related assets within our portfolio. Subsequent to June 30, 2009, we amended our Advisory Agreement with regard to the payment of certain fees and the timing of the payment of certain fees associated with certain prospective debt investments. See Note 16 for details.

For the three and six months ended June 30, 2009, our Advisor earned approximately $3.1 million and $6.1 million in asset management fees, respectively. For the same periods in 2008, our Advisor earned approximately $2.9 million and $5.8 million in asset management fees, respectively.

Fees Paid to our Advisor and its Affiliates Related to Public Offerings of our Common Stock

The following table summarizes selling costs incurred by us in connection with our public offerings of common stock and paid to the Advisor and the Dealer Manager. These amounts have been included as a reduction to additional paid-in capital in the accompanying consolidated statement of stockholders’ equity. See below for further description of each fee for the three and six months ended June 30, 2009 and 2008 (amounts in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Reimbursement and Fee Description	2009	2008	2009	2008
Organization and offering expense reimbursement	$1,075	$1,870	$2,107	$3,624
Dealer manager fees	1,793	3,158	3,514	6,126
Broker dealer sales commissions	3,019	5,651	6,127	10,943

Total fees	$5,887	$10,679	$11,748	$20,693

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

As of June 30, 2009, the Advisor had incurred cumulative reimbursable offering costs of approximately $38.1 million. As of June 30, 2009, we were obligated to reimburse approximately $25.8 million in such reimbursable offering costs. As of June 30, 2009, of the $25.8 million in reimbursable offering costs we had incurred, approximately $290,000 had not yet been reimbursed to the Advisor, and have been included in accounts payable and accrued expenses in the accompanying balance sheet. As of December 31, 2008, of the $23.7 million in reimbursable offering costs we had incurred, approximately $216,000 had not yet been reimbursed to the Advisor, which have been included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

As of June 30, 2009, approximately $12.2 million of reimbursable offering costs incurred by the Advisor are not reflected in the accompanying consolidated balance sheets, due to the fact that we are not obligated to reimburse these costs to the Advisor until the corresponding aggregate gross offering proceeds are raised in our public offering of common stock.

Dealer Manager Fees and Broker Dealer Sales Commissions

Pursuant to the Dealer Manager Agreement, we pay a dealer manager fee of up to 2.5% of gross offering proceeds raised pursuant to our public offerings of common stock to the Dealer Manager as compensation for managing the offerings. The Dealer Manager is considered to be a related party as certain indirect owners and employees of the Dealer Manager serve as our executives. The Dealer Manager may re-allow a portion of such fees to broker dealers who participate in the offerings. We also pay up to a 6.0% sales commission of gross offering proceeds raised pursuant to our public offerings of common stock. As of June 30, 2009, all sales commissions paid to the Dealer Manager had been re-allowed to participating broker dealers. Such amounts are considered a cost of raising capital and as such are included as a reduction of additional paid-in capital in the accompanying consolidated statement of stockholders’ equity. Of these costs, we had accrued approximately $483,000 and $361,000 for dealer manager fees and $263,000 and $123,000 for sales commissions as of June 30, 2009 and December 31, 2008, respectively.

Fees Paid to the Advisor and Affiliates Related to our Operating Partnership’s Private Placement Offerings

The following table summarizes costs we incurred associated with our Operating Partnership’s private placement offerings and paid to the Advisor, the Dealer Manager and the Facilitator. These amounts are accounted for as deferred loan costs. Such deferred loan costs are included in our consolidated balance sheets and amortized to “Interest expense” over the life of the financing obligation (see Note 8 for additional information). As described in Note 8, if our Operating Partnership elects to exercise any purchase option and issue limited partnership units, the unamortized portion of up-front fees and expense reimbursements paid to affiliates will be recorded against noncontrolling interest as a selling cost of the limited partnership units. See below for further discussion of each fee described in the below table for the three and six months ended June 30, 2009 and 2008 (amounts in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Reimbursement and Fee Description	2009	2008	2009	2008
Organization and offering expense reimbursement	$41	$113	$82	$476
Dealer manager fees	41	113	82	476
Broker dealer sales commissions	136	376	274	1,569
Facilitator fees	54	150	109	635

Total fees	$272	$752	$547	$3,156

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

Dealer Manager Fees and Broker Dealer Sales Commissions

We have also entered into a separate dealer manager agreement with the Dealer Manager pursuant to which we pay a dealer manager fee of up to 1.5% of the gross equity proceeds raised through our Operating Partnership’s private placements. We also pay the Dealer Manager a sales commission of up to 5.0% of the gross equity proceeds raised through our Operating Partnership’s private placement. As of June 30, 2009, substantially all of the sales commissions were re-allowed to participating broker dealers who are responsible for effecting sales.

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

Other Expense Reimbursements

In addition to the reimbursement of organizational and offering costs, we are also obligated, subject to certain limitations, to reimburse our Advisor for certain other expenses incurred on our behalf for providing services contemplated in the Advisory Agreement, (the Advisor utilizes its employees to provide such services and in certain instances that includes our named executive officers) provided that the Advisor does not receive a specific fee for the activities which generate the expenses to be reimbursed. For the three and six months ended June 30, 2009, we incurred approximately $185,000 and $383,000, respectively, of these expenses which we reimbursed to the Advisor. For the three and six months ended June 30, 2008, we incurred approximately $172,000 and $301,000, respectively, of these expenses which we reimbursed to the Advisor. We record these reimbursements as general and administrative expenses in our consolidated statements of operations.

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

The Advisor’s product specialists are and will be compensated through a combination of (i) reallowance of acquisition, disposition, asset management and/or other fees paid by us to the Advisor and (ii) potential profit participation in connection with specific portfolio asset(s) identified by them and invested in by us. We may enter into joint ventures or other arrangements with affiliates of the Advisor to acquire, develop and/or manage real properties. As of June 30, 2009, our Advisor had entered into joint venture and/or product specialist arrangements with one current affiliate (Dividend Capital Investments LLC) and one former affiliate (DCT Industrial Trust Inc.), as discussed below in more detail.

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

DCT Industrial Trust Inc.

On September 1, 2006, our Advisor entered into a product specialist agreement with DCT Industrial Trust Inc. (“DCT”), a former affiliate of ours, in connection with acquisition and asset management services related to our industrial real property investments. Pursuant to this agreement, a portion of the acquisition and asset management fees that our Advisor receives from us related to specific industrial real property investments is reallowed to DCT in exchange for services provided. In addition, we had entered into three separate joint venture agreements with DCT as of June 30, 2009.

14. NET INCOME (LOSS) PER COMMON SHARE

Reconciliations of the numerator and denominator used to calculate basic net income (loss) per common share to the numerator and denominator used to calculate diluted net income (loss) per common share for the three and six months ended June 30, 2009 and 2008, are described in the following table (amounts in thousands, except per share information).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Numerator
Net loss for basic earnings per share attributable to common stockholders	$(18,377)	$(36,102)	$(18,702)	$(58,664)
Dilutive noncontrolling interests share in net loss	(769)	(937)	(783)	(1,364)

Numerator for diluted earnings per share – adjusted loss	$(19,146)	$(37,039)	$(19,485)	$(60,028)

Denominator
Weighted average shares outstanding-basic	170,514	134,014	166,746	127,455
Incremental weighted average shares effect of conversion of OP units	7,138	3,459	7,176	2,614

Weighted average shares outstanding-diluted	177,652	137,473	173,922	130,069

NET LOSS PER COMMON SHARE
Net loss attributable to common stockholders - basic	$(0.11)	$(0.27)	$(0.11)	$(0.46)
Net loss attributable to common stockholders - diluted	$(0.11)	$(0.27)	$(0.11)	$(0.46)

15. SEGMENT INFORMATION

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”) establishes standards for the way that public entities report information about operating segments in their financial statements. We have the following business segments: (i) investments in real property, (ii) investments in real estate securities and (iii) debt related investments. The following table sets forth components of net operating income (“NOI”) of our segments for three and six months ended June 30, 2009 and the same periods in 2008 (amounts in thousands).

	For the Three Months Ended June 30,
	Revenues		NOI
	2009	2008	2009	2008
Real property	$36,271	$27,014	$27,216	$19,812
Real estate securities	1,429	4,040	1,429	4,040
Debt related investments (1)	2,262	2,592	2,262	2,592

Total	$39,962	$33,646	$30,907	$26,444

	For the Six Months Ended June 30,
	Revenues		NOI
	2009	2008	2009	2008
Real property	$69,912	$55,226	$51,819	$40,900
Real estate securities	5,130	8,622	5,130	8,622
Debt related investments (1)	4,468	4,986	4,468	4,986

Total	$79,510	$68,834	$61,417	$54,508

(1)	Includes operating results from our investment in an unconsolidated joint venture.

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

The following table is a reconciliation of our NOI (including equity in earnings of unconsolidated joint venture) to our reported net income (loss) from continuing operations for the three and six months ended June 30, 2009 and the three and six months ended June 30, 2008 (amounts in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net operating income	$30,907	$26,444	$61,417	$54,508
Interest income	836	2,722	2,101	5,909
Depreciation and amortization expense	(14,810)	(12,546)	(28,989)	(25,291)
General and administrative expenses	(1,410)	(1,315)	(2,497)	(2,052)
Asset management fees, related party	(3,177)	(2,901)	(6,131)	(5,835)
Interest expense	(14,551)	(10,740)	(27,186)	(22,450)
Acquisition-related expenses	(1,739)	—	(3,776)	—
Gain (loss) on derivatives	(8,601)	(7,598)	(8,012)	(8,886)
Gain on extinguishment of debt	—	9,309	—	9,309
Other-than-temporary impairment on securities	(6,678)	(40,699)	(6,678)	(65,901)
Net loss attributable to noncontrolling interests	846	1,222	1,049	2,025

Net loss attributable to common stockholders	$(18,377)	$(36,102)	$(18,702)	$(58,664)

The following table reflects our total assets by business segment as of June 30, 2009 and December 31, 2008 (amounts in thousands).

	As of June 30, 2009	As of December 31, 2008
Segment assets:
Net investments in real property	$1,461,725	$1,361,301
Investments in real estate securities	51,539	52,368
Debt related investments, net (1)	106,403	106,381

Total segment assets, net	1,619,667	1,520,050

Non-segment assets:
Cash and cash equivalents	606,596	540,213
Other non-segment assets (2)	78,185	63,315

Total assets	$2,304,448	$2,123,578

(1)	Includes our investment in an unconsolidated joint venture. See Note 5.
(2)	Other non-segment assets primarily consist of corporate assets including subscriptions receivable, certain loan costs, including loan costs associated with our financing obligations, and deferred acquisition costs.

16. SUBSEQUENT EVENTS

We have evaluated whether any subsequent events have occurred up through the time of issuing these financial statements on August 13, 2009. The following is a discussion of the subsequent events that have occurred.

Origination of Westin-Galleria Loan

On July 23, 2009, we originated a $65.0 million senior mortgage loan secured by two hotel properties located in the Houston, Texas market (the “Westin Galleria Loan”). The borrower under the Westin Galleria Loan is Walton Houston Galleria Hotels, L.P., an affiliate of Chicago, Illinois-based Walton Street Capital, a private equity real estate sponsor. The Westin Galleria Loan has an initial term of three years, prepayable in the initial term, subject to certain prepayment fees, and is subject to two additional one-year extensions. We earned an origination fee of approximately $975,000 upon the origination of the Westin Galleria Loan. In connection with our origination of the Westin Galleria Loan, we paid our Advisor an acquisition fee of approximately $650,000. We originated the Westin Galleria Loan using net proceeds from our public and private offerings.

Cash Settlement of Derivative Instrument

On July 29, 2009, we cash settled our last outstanding forward starting swap with a notional value of $50.0 million by paying approximately $8.5 million.

Proceeds from Public Offering

For the period from July 1, 2009 to August 7, 2009, we issued approximately 3.7 million shares of our common stock pursuant to our follow-on public offering to a total of approximately 563 stockholders for net proceeds of approximately $23.6 million, which includes proceeds from our distribution reinvestment plan of approximately $13.4 million.

On August 3, 2009, we terminated the primary portion of our public offering effective after September 30, 2009. We will not accept any subscriptions after September 30, 2009, although we may issue shares after September 30, 2009 in respect of subscriptions we have received prior to September 30, 2009. We will continue to offer shares of common stock through our distribution reinvestment plan and receive proceeds from our distribution reinvestment plan.

New Product Specialist Agreements and Amendment to Advisory Agreement

In August 2009, the Advisor entered into a product specialist agreement (the “Debt Advisor PSA”) with FundCore LLC (the “Debt Advisor”), an entity formed by affiliates of Hudson River Partners Real Estate Investment Management L.P. (“HRP”) and certain affiliates of the Advisor. Pursuant to the Debt Advisor PSA, the Debt Advisor will have the right to perform acquisition and asset management services with respect to up to $130 million (plus any available leverage) of certain debt investments to be made by us. On August 5, 2009, the Advisor also entered into another product specialist agreement (the “HRP PSA”) with HRP. Pursuant to the HRP PSA, HRP will have the right to perform the acquisition and asset management services with respect to up to $20 million (plus any available leverage) of certain debt investments to be made by us.

In connection with the Advisor’s entry into these product specialist agreements, the independent members of our board of directors unanimously approved the Seventh Amended and Restated Advisory Agreement (the “Amended Advisory Agreement”). The Amended Advisory Agreement amended the Advisory Agreement with relation to the payment of certain fees and the timing of the payment of certain fees to the Advisor in connection with these product specialist agreements.

Below is a summary of the modifications to the Advisory Agreement to give effect to the amendments unanimously approved by the independent members of our board of directors:

Debt Investment Acquisition Fees

For debt investments acquired pursuant to the Debt Advisor PSA discussed above, the Advisor will receive an acquisition fee equal the sum of:

(i)	1.0% of the relevant debt investment amount

(ii)	any origination or similar fees paid by the applicable borrower at the time the debt investment is made (not to exceed 1.50% of the net debt investment amount), and

(iii)	an amount equal to 1.0% per annum of the discounted present value (using a discount rate of 15.0%) of the net debt investment amount (taking into account any anticipated principal amortization) for a period of time equal to the lesser of the term of the debt investment (excluding extension option years) or four years (collectively referred to as the “Initial Term”).

Total acquisition fees and expenses shall not exceed 6.0% of the net debt investment amount. This fee shall be payable on the closing date of the relevant debt investment.

Debt Investments Asset Management Fees

For debt investments acquired pursuant to the Debt Advisor PSA discussed above, the Advisor will receive asset management fees pursuant to the following:

(i)	during the first twelve months after the closing of the respective debt investment, the Advisor shall receive a monthly asset management fee consisting of one-twelfth of the total amount, if any, by which the sum of the total acquisition fees and expenses exceeds 6.0% of the relevant net debt investment amount

(ii)	during the balance of the Initial Term, zero; and

(iii)	during any period following the Initial Term during which the relevant debt investment is outstanding, the asset management fee will consist of a monthly fee of one-twelfth of 1.0% of the net debt investment amount.

Please refer to the Amended Advisory Agreement included herein as Exhibit 10.1 for further details of the Amended Advisory Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The primary source of our revenue and earnings is comprised of (i) rent received from tenants under long-term (generally three to ten years) operating leases at our properties, including reimbursements from tenants for certain operating costs, (ii) interest and dividend payments from our investments in real estate securities and (iii) interest payments from our debt related investments. Our primary expenses include (i) rental expenses, (ii) depreciation and amortization expenses, (iii) acquisition-related expenses, (iv) general and administrative expenses, (v) asset management fees and (vi) interest expense.

We are an externally managed REIT and therefore have no employees. Our day-to-day activities are managed by the Advisor, an affiliate, under the terms and conditions of the Advisory Agreement. In addition, under the terms of certain dealer manager agreements, the Dealer Manager, also an affiliate, serves as the dealer manager of our public and private offerings. The Advisor and its affiliates, including the Dealer Manager, receive various forms of compensation, reimbursements and fees for services relating to our public and private offerings and for the investment and management of our real estate assets.

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

As of June 30, 2009, we had total gross investments of approximately $1.7 billion (before accumulated depreciation of approximately $116.7 million), comprised of:

(1)	76 operating properties located in 26 geographic markets in the United States, aggregating approximately 12.5 million net rentable square feet. Our operating real property portfolio includes an aggregate gross investment amount of approximately $1.6 billion and consists of:

•	15 office properties located in ten geographic markets, aggregating approximately 2.5 million net rentable square feet, with an aggregate gross investment amount of approximately $492.4 million;

•

26 industrial properties located in 13 geographic markets, aggregating approximately 7.0 million net rentable square feet, with an aggregate gross investment amount of approximately $371.2 million; and

•	35 retail properties located in ten geographic markets, aggregating approximately 3.0 million net rentable square feet, with an aggregate gross investment amount of approximately $714.8 million.

(2)	Approximately $51.5 million in real estate securities, including (i) preferred equity securities of various real estate operating companies and REITs with an aggregate fair value of approximately $42.7 million and (ii) CMBS and CRE-CDOs with an aggregate fair value of approximately $8.8 million.

(3)	Approximately $106.4 million in debt related investments, including (i) investments in B-notes of approximately $51.9 million, (ii) investments in mezzanine debt of approximately $37.1 million and (iii) an investment in an unconsolidated joint venture of approximately $17.4 million.

Consistent with our investment strategy, we have three business segments: (i) real property, (ii) real estate securities and (iii) debt related investments. For a discussion of our business segments and the associated revenue and net operating income by segment, see Note 15 to our consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Historically and for the near-term we expect to fund our investment activity primarily through (i) proceeds from our public and private offerings, (ii) the issuance and assumption of debt obligations and (iii) cash on hand.

•

Public and private offerings — Since our inception on April 11, 2005, we have raised equity capital through (i) selling shares of our common stock through our public offerings, (ii) reinvestment of dividends by our stockholders through our distribution reinvestment plan and (iii) through our Operating Partnership’s private placements. As of June 30, 2009, we had raised net proceeds of approximately $1.7 billion through (i) the issuance of common shares, of which approximately 173.6 million shares of common stock were issued and outstanding for which we had received net proceeds of approximately $1.5 billion and (ii) from the sale of fractional interests in certain properties from which our Operating Partnership had raised net proceeds of approximately $158.8 million.

•

The issuance and assumption of debt obligations — As of June 30, 2009, we had total debt obligations of approximately $822.9 million comprised of approximately $807.4 million of mortgage notes and $15.6 million of other secured borrowings outstanding.

•

Cash on hand — As of June 30, 2009, we had approximately $606.6 million of cash on hand. As of June 30, 2009, the majority of our cash was invested in various AAA-rated money market funds, which were earning interest at a weighted average yield of approximately 0.5%.

As of July 31, 2009, we held cash and cash equivalents in excess of $540 million. We believe that this cash balance is critical in the current market and positions us well to take advantage of investment opportunities in the future. However, severe market dislocation and current dysfunction in the credit markets has resulted in historically low commercial real estate transaction volume. As a result, opportunities to deploy our capital have not been as quick to emerge. In addition, and in light of market conditions, we have attempted to be prudent in the deployment of capital, which also has resulted in a slower pace of investments. In the meantime, our cash balance has a significant dilutive effect on our goal of funding the payment of quarterly distributions to our stockholders entirely from our operations over time.

Accordingly, we have determined that it is prudent to close our public offering sooner than January of 2010, and, in so doing, limit the amount of incremental dilutive cash. As a result, and other than pursuant to our distribution reinvestment program, we will not be offering our shares for sale in our public offering after September 30, 2009.

Current Investment Focus and Opportunities

Despite the challenging economic conditions, we believe that significant opportunities will ultimately exist to deploy capital to acquire high quality real properties in premier locations throughout the U.S., with the intention of owning and operating these properties over the long term. Many of these opportunities may become available as a result of debt refinancings coming due or other liquidity concerns for many industry participants, and the current market environment favors real estate investors with significant amounts of available cash who can provide no financing contingencies and more certainty of closing. Furthermore, the current credit market conditions may also create an opportunity to make debt related investments by lending money to experienced real estate owners at attractive rates and terms secured by quality collateral. Our ability to identify and execute on these types of opportunities inherently has risk. The following identifies the principal business risks associated with our business.

Principal Business Risks

In our view, there are several principal near-term business risks we face in achieving our business objectives.

•

The risk that the current prolonged economic slowdown and severe recession could continue to have a negative impact on our operations. A negative impact on our real property and debt related investments may continue to occur as a result of increased tenant bankruptcies and tenant defaults, generally lower demand for rentable space, as well as a potential oversupply of rentable space which could lead to little or no demand for rentable space or increased concessions, tenant improvement expenditures or reduced rental rates to maintain occupancies.

Moreover, the possible continued impact that ongoing or intensified uncertainty and disruptions in the capital markets could further have on the value of our real estate securities investments. To date, we have recorded significant other-than-temporary impairment charges related to our investment in real estate securities due to the disruptions and uncertainties in the capital markets, deterioration in credit and liquidity of issuers, and a variety of other factors, and if such conditions persist or worsen, we may be required to record additional other-than-temporary impairment charges in the future and/or potentially suffer further unrealized or realized losses with respect to these investments. In addition, the amount and timing of our cash flows from our real estate securities investments and our ability to sell such investments have been and may be further impacted by the uncertainty and disruptions in the capital markets.

•

Another principal near-term business risk is our ability to continue to identify additional real property and debt related investments on a timely basis to maintain portfolio diversification across multiple dimensions and to provide consistent quarterly distributions to our stockholders that, in the future, we expect to be funded entirely by our operations. The number and type of real properties we may acquire and debt related investments we may invest in will depend upon real estate market conditions, the amount of proceeds we raise in our public and private offerings, conditions in the capital markets, and other circumstances existing at the time of acquisition. The volatile and uncertain state of the current capital markets has resulted in generally lower transaction volume in the broader real estate market, as well as corresponding pricing and valuation uncertainties. To the extent that such disruptions and uncertainties continue, we may be delayed in our ability to deploy capital into investments that meet our investment criteria, which could have a dilutive effect on our results from operations as a result of higher cash balances that earn less than potential returns on investments in real properties and real estate related assets. In addition, this delay increases the chance that our intended liquidity event, which we intend to effect within ten years from the date we commenced on April 3, 2006, may be delayed beyond ten years.

•

A further principal business risk we face is our future ability to access additional debt financing at reasonable terms. The U.S. credit markets have experienced severe dislocations and liquidity disruptions which have caused credit spreads on prospective debt financings to widen considerably. The uncertainty in the credit markets could negatively impact our ability to access additional debt financing at reasonable terms, which may negatively affect investment returns on future acquisitions or our ability to make additional acquisitions consistent with our overall investment objectives.

Significant Transactions During the Six Months Ended June 30, 2009

Investment Activity

Real Property Acquisitions

During the six months ended June 30, 2009, we acquired two real properties located in the Washington, DC market with a combined gross investment amount of approximately $123.2 million.

Connecticut Avenue Office Center — On March 10, 2009, we acquired an office property (the “Connecticut Avenue Office Center”) from a third-party seller using proceeds from our public and private offerings and subsequent debt financing. The Connecticut Avenue Office Center had a total investment amount of approximately $63.6 million and consisted of approximately 126,000 net rentable square feet that was approximately 98% occupied as of June 30, 2009. We incurred expenses of approximately $1.8 million related to the acquisition of the Connecticut Avenue Office Center which were expensed as incurred pursuant to SFAS No. 141(R). These expenses were comprised of estimated legal, closing and due diligence costs of approximately $1.2 million and an acquisition fee paid to our Advisor of approximately $636,000.

Greater DC Retail Center — On April 6, 2009, we acquired a retail property (the “Greater DC Retail Center”) from a third-party seller using proceeds from our public and private offerings and through the assumption of debt financing. We acquired the Greater DC Retail Center for a purchase price of $65.0 million. After making certain adjustments pursuant to SFAS No. 141(R), the Greater DC Retail Center has a total investment amount of approximately $59.6 million. The Greater DC Retail Center consists of approximately 233,000 net rentable square feet that was 100% occupied as of June 30, 2009. We incurred expenses of approximately $1.9 million related to the acquisition of the Greater DC Retail Center which were expensed as incurred pursuant to SFAS No. 141(R). These expenses were comprised of estimated legal, closing and due diligence costs of approximately $1.2 million and an acquisition fee paid to our Advisor of approximately $650,000.

Financing Activity

Mortgage Debt Financing

During the six months ended June 30, 2009, we incurred or assumed approximately $90.8 million in mortgage debt financing that was comprised of three mortgage notes secured by seven real properties. These notes are all amortizing, bearing interest at a weighted average stated interest rate of approximately 6.14%, and mature between July 2014 and April 2016.

Equity Capital Raise from Public and Private Offerings

During the six months ended June 30, 2009, we issued approximately 14.6 million shares of our common stock, net of redemptions, in connection with our public offering, for net proceeds of approximately $132.2 million. In addition, during the six months ended June 30, 2009, our Operating Partnership raised net proceeds of approximately $5.4 million from the sale of fractional interests in one property.

On August 3, 2009, we decided to terminate the primary portion of our public offering effective after September 30, 2009. We will not accept any subscriptions after September 30, 2009, however, we will continue to offer shares of common stock through our distribution reinvestment plan.

Acquisition of Fractional Interests

During the six months ended June 30, 2009, the Operating Partnership exercised its option to acquire, at fair value, approximately $7.9 million of fractional interests in one property for a combination of (i) approximately 747,000 OP Units, issued at a price of $10.00 per OP Unit, representing $7.5 million of the aggregate purchase price of such properties and (ii) approximately $412,000 in cash.

How We Measure Our Performance

Funds From Operations

We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider funds from operations (“FFO”) to be a useful supplemental measure of our operating performance. Our discussion and calculation of our FFO reconciled from net income (loss) for the three and six months ended June 30, 2009 and 2008 will be separately presented in our announcement of second quarter 2009 financial and operating results prior to our second quarter 2009 earnings conference call.

Net Operating Income (“NOI”)

We use NOI as a supplemental financial performance measure because NOI reflects the specific operating performance of our real properties, real estate securities and debt related investments and excludes certain items that are not considered to be controllable in connection with the management of each property, such as interest income, depreciation and amortization, general and administrative expenses, asset management fees, interest expense and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance as a whole, since it does exclude such items which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

Our Operating Results

Three Months Ended June 30, 2009 and 2008

For the three months ended June 30, 2009 and 2008, we had a net loss attributable to common stockholders of approximately $18.4 million and $36.1 million, respectively. The results of our operations for the three months ended June 30, 2009 were substantially different than our results for the same period in 2008, primarily as a result of (i) additional investments, (ii) additional financing and (iii) non-recurring charges related to gain on extinguishment of debt during the three months ended June 30, 2008, and reduced other-than-temporary impairment charges related to our investments in real estate securities for the three months ended June 30, 2009.

Six Months Ended June 30, 2009 and 2008

For the six months ended June 30, 2009 and 2008, we had a net loss attributable to common stockholders of approximately $18.7 million and $58.7 million, respectively. The results of our operations for the six months ended June 30, 2009 were substantially different than our results for the same period in 2008, primarily as a result of a (i) additional investments, (ii) additional financing and (iii) non-recurring charges related to gain on extinguishment of debt during the six months ended June 30, 2008, and reduced other-than-temporary impairment charges related to our investments in real estate securities for the six months ended June 30, 2009.

The following series of tables and discussions describe in detail our results of operations, including those items specifically mentioned above, for the three and six months ended June 30, 2009 and 2008.

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

The following table illustrates the changes in rental revenues, rental expenses, net operating income, other income and other expenses for the three months ended June 30, 2009 compared to the same period in 2008. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. The same store portfolio includes 61 properties acquired prior to December 31, 2007, comprising approximately 10.3 million square feet. A discussion of these changes follows the table (amounts in thousands).

	For the Three Months Ended June 30,
	2009	2008	$ Change
Revenues
Base rental revenue-same store (1)	$20,354	$20,247	$107
Other rental revenue- same store	6,761	6,210	551

Total rental revenue-same store	27,115	26,457	658
Rental revenue-2009/2008 acquisitions	9,156	557	8,599

Total rental revenue	36,271	27,014	9,257
Securities income	1,429	4,040	(2,611)
Debt related income (2)	2,262	2,592	(330)

Total revenues	39,962	33,646	6,316

Rental Expenses
Same store	6,915	7,170	(255)
2008/2007 acquisitions	2,140	32	2,108

Total rental expenses	9,055	7,202	1,853

Net Operating Income (3)
Real property - same store	20,200	19,287	913
Real property - 2009/2008 acquisitions	7,016	525	6,491
Securities income	1,429	4,040	(2,611)
Debt related income	2,262	2,592	(330)

Total net operating income	30,907	26,444	4,463

Other Operating Expenses
Depreciation and amortization expense	14,810	12,546	2,264
General and administrative expenses	1,410	1,315	95
Asset management fees, related party	3,177	2,901	276
Acquisition-related expenses	1,739	—	1,739

Total other operating expenses	21,136	16,762	4,374

Other Income (Expenses)
Interest income	836	2,722	(1,886)
Interest expense	(14,551)	(10,740)	(3,811)
Loss on derivatives	(8,601)	(7,598)	(1,003)
Gain on extinguishment of debt	—	9,309	(9,309)
Other-than-temporary impairment on securities	(6,678)	(40,699)	34,021

Total other income (expenses)	(28,994)	(47,006)	18,012

Net Loss	$(19,223)	$(37,324)	$18,101

(1)	Base rental revenue represents contractual base rental revenue earned by us from our tenants and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above-market intangible lease assets or the amortization of below-market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as expense recovery revenue are included in the below caption, referred to as “other rental revenue.”
(2)	Includes equity-in-earnings from an unconsolidated joint venture of approximately $551,000 for the three months ended June 30, 2009. We did not have any equity-in-earnings from unconsolidated joint ventures during the same period in 2008.
(3)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, and a reconciliation of our net operating income for the three months ended June 30, 2009 and 2008 to our reported “Net income (loss)” for the three months ended June 30, 2009 and 2008, see Note 14 to our consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Rental Revenue

Total rental revenue increased approximately $9.3 million to approximately $36.3 million for the three months ended June 30, 2009, compared to approximately $27.0 million for the same period in 2008. This increase is primarily attributable to our acquisition of 14 additional operating real properties subsequent to March 31, 2008.

Same store base rental revenue increased by approximately $107,000, or 0.5%, for the three months ended June 30, 2009 compared to the same period in 2008 primarily due to an increase in rates on renewing tenants and the expiration of certain rent abatement terms subsequent to June 30, 2008. This was partially offset by a decline in the occupancy of our same store portfolio of assets. As of June 30, 2009 and 2008, occupancy of our same store portfolio was approximately 93.2% and 95.3%, respectively.

Same store other rental revenue increased by approximately $551,000, or 8.9%, for the three months ended June 30, 2009 compared to the same period in 2008. This was primarily due to an error we identified during the three months ended June 30, 2008 related to our accounting treatment of below market lease liabilities. Prior to the three months ended June 30, 2008, we valued below market leases using the non-cancelable lease terms and amortized such amounts over the same term to rental revenue. During the three months ended June 30, 2008, we corrected the error with respect to below market leases whereby the valuation and the subsequent amortization period now considers fixed-rate renewal option periods to conform to interpretive guidance of SFAS No. 141. The correction of this error resulted in a decrease to rental revenues of approximately $763,000 during the three months ended June 30, 2008. Excluding the impact of the correction of this error, same store other rental revenue declined by approximately $212,000, or 3.4%, for the three months ended June 30, 2009 compared to the same period in 2008. This decrease, after considering the impact of the error discussed above, was primarily driven by straight-line rent adjustments to increase revenue during the three months ended June 30, 2008 caused by significant rent abatements, which did not recur during the same period in 2009.

Securities Income

Securities income decreased approximately $2.6 million to approximately $1.4 million for the three months ended June 30, 2009, compared to approximately $4.0 million for the same period in 2008. This decrease is attributable to (i) incremental amortization associated with other-than-temporary impairment related to our CRE-CDO and CMBS securities that reduced interest income by approximately $1.2 million, (ii) the indefinite suspension of preferred dividends by issuers of three of our preferred equity securities resulting in a decrease in securities income for the three months ended June 30, 2009 of approximately $643,000 compared to the same period in 2008 and (iii) the decline in the average one-month LIBOR rate over the periods, which impacts interest income on floating-rate securities investments. As of June 30, 2009 and 2008, the one-month LIBOR rate was approximately 0.31% and 2.46%, respectively. As of June 30, 2009 and 2008, approximately 43.4% and 43.3%, respectively, of our real estate securities, based on notional amounts, were floating rate securities.

Debt Related Income

Debt related income decreased $330,000 to $2.3 million for the three months ended June 30, 2009, compared to $2.6 million for the same period in 2008. The decrease in debt related income was primarily attributable to a general decline in the one-month LIBOR rate, which impacts interest income on floating-rate debt related investments. Approximately 32.1% and 27.5% of our debt related investments earned interest based on a floating-rate as of June 30, 2009 and 2008, respectively.

Rental Expenses

Rental expenses increased approximately $1.9 million to approximately $9.0 million for the three months ended June 30, 2009, from approximately $7.2 million for the same period in 2008. This increase is primarily attributable to our acquisition of 14 additional operating real properties subsequent to March 31, 2008.

Same store rental expenses decreased by approximately $255,000, or 3.6%, for the three months ended June 30, 2009 as compared to the same period in 2008, due primarily to decreases in (i) operating expenses of approximately $300,000, which were primarily driven by changes in the seasonal timing of repair and maintenance, landscaping and snow removal costs, (ii) non-recoverable expenses of approximately $117,000, partially attributable to a reduction in property-related legal and accounting fees and (iii) insurance expense of approximately $75,000. These decreases were partially offset by (i) increases in property taxes of approximately $148,000 and (ii) bad debt expense of approximately $114,000.

Other Operating Expenses

Depreciation and Amortization Expense

Depreciation and amortization expense increased $2.3 million to $14.8 million for the three months ended June 30, 2009, compared to approximately $12.5 million for the same period in 2008. This increase is primarily attributable to our acquisition of 14 additional operating real properties subsequent to March 31, 2008.

General and Administrative Expenses

General and administrative expenses increased approximately $95,000 to $1.4 million for the three months ended June 30, 2009, from $1.3 million for the same period in 2008. This increase is primarily attributable to the growth in stockholders, accounting fees and other general overhead expenses.

Asset Management Fees, Related Party

Asset management fees paid to our Advisor increased approximately $277,000 to $3.2 million for the three months ended June 30, 2009, from $2.9 million for the same period in 2008. This increase resulted from additional investments held during the three months ended June 30, 2009 compared to the same period in 2008. This increase was primarily attributable to our acquisition of 14 additional operating real properties subsequent to March 31, 2008, partially offset by the decline in fair value of our real estate securities.

Acquisition-Related Expenses

We adopted the provisions of SFAS No. 141(R) on January 1, 2009, which requires us to expense costs associated with the acquisition of real property as incurred, including acquisition fees paid to the Advisor. During the three months ended June 30, 2009, we incurred approximately $1.7 million of acquisition-related expenses, which were primarily attributable to the acquisition of the Greater DC Retail Center. This expense was comprised of an acquisition fee paid to the Advisor of $650,000 and legal, closing, transfer taxes and other due diligence costs of approximately $1.0 million recognized during the three months ended June 30, 2009. Prior to January 1, 2009, acquisition-related expenses were capitalized and amortized to depreciation and amortization expense over the related life of the acquired property. As a result, there were no acquisition-related expenses for the same period in 2008.

Other Income (Expenses)

Interest Income

Interest income decreased $1.9 million to $836,000 for the three months ended June 30, 2009, from $2.7 million for the same period in 2008. This decrease is attributable to lower average yields on our floating-rate interest bearing bank accounts and money market mutual fund investments, which were partially offset by increased cash balances.

Interest Expense

Interest expense increased $3.8 million to $14.6 million for the three months ended June 30, 2009, from $10.7 million for the same period in 2008. This increase resulted primarily from additional mortgage note financing we assumed or issued subsequent to March 31, 2008, partially offset by a general decline in the one-month LIBOR rate, which impacts interest expense on floating-rate debt obligations, and the partial repayment of our margin account. The following table further describes our interest expense by debt obligation for the three months ended June 30, 2009 and 2008 (amounts in thousands).

	For the Three Months Ended June 30,
	2009	2008
Debt obligation
Mortgage notes	$12,744	$8,676
Financing obligations	1,745	1,753
Other secured borrowings	62	311

Total	$14,551	$10,740

Gain (Loss) on Derivatives

Loss on derivatives increased by approximately $1.0 million to $8.6 million for the three months ended June 30, 2009, compared to $7.6 million for the same period in 2008. During the three months ended June 30, 2009 and 2008, we determined that it was no longer probable that previously forecasted issuances of fixed-rate debt associated with certain of our forward starting swaps would be issued within the timeframe specified in the corresponding hedge designation memorandum. As a result of these discontinuances of this cash flow hedges, we recognized losses on derivatives of approximately $8.6 million and $6.2 million, respectively. In addition, during the three months ended June 30, 2008, we recognized approximately $1.4 million in losses on derivatives due a change in forecasted dates of debt issuances.

Gain on Extinguishment of Debt

During the three months ended June 30, 2008, we fully repaid floating-rate debt that had been previously secured by 17 retail properties that had been acquired as part of our New England Retail Portfolio purchased in August and October 2007. We repaid the total outstanding aggregate principal balance of approximately $121.9 million in the amount of approximately $111.5 million, representing an approximate $10.4 million discount to par, resulting in a gain of approximately $9.3 million, net of $1.1 million in unamortized deferred loan costs. We did not have any gains on extinguishment of debt during the same period in 2009.

Net Other-than-Temporary Impairment on Securities

Net other-than-temporary impairment on securities decreased approximately $34.0 million to $6.7 million for the three months ended June 30, 2009 from $40.7 million for the same period in 2008. During the three months ended June 30, 2009 we recorded net other-than-temporary impairment charges of approximately $6.7 million related to 14 of our CMBS and CRE-CDO securities. During the same period in 2008, we recorded net other-than-temporary impairment charges of approximately $7.5 million related to 11 of our preferred equity securities and approximately $33.2 million related to five of our CMBS and CRE-CDO securities. See Note 4 to our consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of this charge.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

The following table illustrates the changes in rental revenues, rental expenses, net operating income, other income and other expenses for the six months ended June 30, 2009 compared to the same period in 2008. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. The same store portfolio includes 61 properties acquired prior to December 31, 2007, comprising approximately 10.3 million square feet. A discussion of these changes follows the table (amount in thousands).

	For the Six Months Ended June 30,
	2009	2008	$ Change
Revenues
Base rental revenue-same store (1)	$41,067	$40,332	$735
Other rental revenue- same store	13,820	13,867	(47)

Total rental revenue-same store	54,887	54,199	688
Rental revenue-2009/2008 acquisitions	15,025	1,027	13,998

Total rental revenue	69,912	55,226	14,686
Securities income	5,130	8,622	(3,492)
Debt related income (2)	4,468	4,986	(518)

Total revenues	79,510	68,834	10,676

Rental Expenses
Same store	14,589	14,265	324
2008/2007 acquisitions	3,504	61	3,443

Total rental expenses	18,093	14,326	3,767

Net Operating Income (3)
Real property - same store	40,298	39,934	364
Real property - 2008/2007 acquisitions	11,521	966	10,555
Securities income	5,130	8,622	(3,492)
Debt related income	4,468	4,986	(518)

Total net operating income	61,417	54,508	6,909

Other Operating Expenses
Depreciation and amortization expense	28,989	25,291	3,698
General and administrative expenses	2,497	2,052	445
Asset management fees, related party	6,131	5,835	296
Acquisition-related expenses	3,776	—	3,776

Total other operating expenses	41,393	33,178	8,215

Other Income (Expenses)
Interest income	2,101	5,909	(3,808)
Interest expense	(27,186)	(22,450)	(4,736)
Loss on derivatives	(8,012)	(8,886)	874
Gain on extinguishment of debt	—	9,309	(9,309)
Other-than-temporary impairment on securities	(6,678)	(65,901)	59,223

Total other income (expenses)	(39,775)	(82,019)	42,244

Net Loss	$(19,751)	$(60,689)	$40,938

(1)	Base rental revenue represents contractual base rental revenue earned by us from our tenants and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above-market intangible lease assets or the amortization of below-market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as expense recovery revenue are included in the below caption, referred to as “other rental revenue.”
(2)	Includes equity-in-earnings from an unconsolidated joint venture of approximately $1.1 million for the six months ended June 30, 2009. We did not have any equity-in-earnings from unconsolidated joint ventures during the same period in 2008.

(3)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, and a reconciliation of our net operating income for the six months ended June 30, 2009 and 2008 to our reported “Net income (loss)” for the six months ended June 30, 2009 and 2008, see Note 14 to our consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Rental Revenue

Total rental revenue increased approximately $14.7 million to approximately $69.9 million for the six months ended June 30, 2009, compared to approximately $55.2 million for the same period in 2008. This increase is primarily attributable to our acquisition of 15 additional operating real properties subsequent to December 31, 2007.

Same store base rental revenue increased by approximately $735,000, or 1.8%, for the six months ended June 30, 2009 compared to the same period in 2008 primarily due to an increase in rates on renewing tenants and the expiration of certain rent abatement terms subsequent to June 30, 2008. This was partially offset by a decline in the occupancy of our same store portfolio of assets. As of June 30, 2009 and 2008, occupancy of our same store portfolio was approximately 93.2% and 95.3%, respectively.

Same store other rental revenue decreased by approximately $47,000, or 0.3%, for the six months ended June 30, 2009 compared to the same period in 2008. This was primarily due to an error we identified during the three months ended June 30, 2008 related to our accounting treatment of below market lease liabilities. Prior to the three months ended June 30, 2008, we valued below market leases using the non-cancelable lease terms and amortized such amounts over the same term to rental revenue. During the three months ended June 30, 2008, we corrected the error with respect to below market leases whereby the valuation and the subsequent amortization period now considers fixed-rate renewal option periods to conform to interpretive guidance of SFAS No. 141. The correction of this error resulted in a decrease to rental revenues of approximately $481,000 during the six months ended June 30, 2008. Excluding the impact of the correction of this error, same store revenue declined by approximately $528,000, or 3.8%, for the six months ended June 30, 2009 compared to the same period in 2008. This decrease, after considering the impact of the error discussed above, was primarily driven by straight-line rent adjustments to increase revenue during the six months ended June 30, 2008 caused by significant rent abatements, which did not recur during the same period in 2009. This was partially offset by increased rental expense recovery income.

Securities Income

Securities income decreased approximately $3.5 million to approximately $5.1 million for the six months ended June 30, 2009, compared to approximately $8.6 million for the same period in 2008. This decrease is attributable to (i) incremental amortization associated with other-than-temporary impairment related to our CRE-CDO and CMBS securities that reduced interest income by approximately $633,000, (ii) the indefinite suspension of preferred dividends by issuers of three of our preferred equity securities resulting in a decrease in securities income for the six months ended June 30, 2009 of approximately $1.3 million compared to the same period in 2008 and (iii) the decline in the average one-month LIBOR rate over the periods, which impacts interest income on floating-rate securities investments. As of June 30, 2009 and 2008, the one-month LIBOR rate was approximately 0.31% and 2.46%, respectively. As of June 30, 2009 and 2008, approximately 43.4% and 43.3%, respectively, of our real estate securities, based on notional amounts, were floating rate securities.

Debt Related Income

Debt related income decreased approximately $518,000 to approximately $4.5 million for the six months ended June 30, 2009, compared to approximately $5.0 million for the same period in 2008. The decrease in debt related income was primarily attributable to a general decline in the one-month LIBOR rate, which impacts interest income on floating-rate debt related investments. Approximately 32.1% and 27.5% of our debt related investments earned interest based on a floating-rate as of June 30, 2009 and 2008, respectively.

Rental Expenses

Rental expenses increased approximately $3.8 million to approximately $18.1 million for the six months ended June 30, 2009, from approximately $14.3 million for the same period in 2008. This increase is primarily attributable to our acquisition of 15 additional operating real properties subsequent to December 31, 2007.

Same store rental expenses increased by approximately $324,000, or 2.3%, for the six months ended June 30, 2009 as compared to the same period in 2008, due primarily to increases in (i) property taxes of approximately $263,000 and (ii) bad debt expenses of approximately $238,000. These increases were partially offset by a decrease in insurance expense of approximately $161,000.

Other Operating Expenses

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $3.7 million to approximately $29.0 million for the six months ended June 30, 2009, compared to approximately $25.3 million for the same period in 2008. This increase is primarily attributable to our acquisition of 15 additional operating real properties subsequent to December 31, 2007.

General and Administrative Expenses

General and administrative expenses increased approximately $445,000 to approximately $2.5 million for the six months ended June 30, 2009, from $2.1 million for the same period in 2008. This increase is primarily attributable to growth in stockholders, accounting fees and other general overhead expenses.

Asset Management Fees, Related Party

Asset management fees paid to our Advisor increased approximately $296,000 to approximately $6.1 million for the six months ended June 30, 2009, from approximately $5.8 million for the same period in 2008. This increase resulted from additional investments held during the six months ended June 30, 2009 compared to the same period in 2008. This increase was primarily attributable to our acquisition of 15 additional operating real properties subsequent to December 31, 2007, partially offset by the decline in fair value of our real estate securities.

Acquisition-Related Expenses

We adopted the provisions of SFAS No. 141(R) on January 1, 2009, which requires us to expense costs associated with the acquisition of real property as incurred, including acquisition fees paid to the Advisor. During the six months ended June 30, 2009, we incurred approximately $3.8 million of acquisition-related expenses, which were primarily attributable to the acquisition of the Connecticut Avenue Office Center and the Greater DC Retail Center. This expense was comprised of acquisition fees paid to the Advisor of approximately $1.3 million and legal, closing, transfer taxes and other due diligence costs of approximately $2.5 million. Prior to January 1, 2009, acquisition-related expenses were capitalized and amortized to depreciation and amortization expense over the related life of the acquired property. As a result, there were no acquisition-related expenses for the same period in 2008.

Other Income (Expenses)

Interest Income

Interest income decreased approximately $3.8 million to approximately $2.1 million for the six months ended June 30, 2009, from approximately $5.9 million for the same period in 2008. This decrease is attributable to lower average yields on our floating-rate interest bearing bank accounts and money market mutual fund investments, which were partially offset by increased cash balances.

Interest Expense

Interest expense increased approximately $4.7 million to approximately $27.2 million for the six months ended June 30, 2009, from approximately $22.5 million for the same period in 2008. This increase resulted primarily from additional mortgage note financing we assumed or issued subsequent to December 31, 2007, partially offset by a general decline in the one-month LIBOR rate, which impacts interest expense on floating-rate debt obligations, and the partial repayment of our margin account. The following table further describes our interest expense by debt obligation for the six months ended June 30, 2009 and 2008 (amounts in thousands).

	For the Six Months Ended June 30,
	2009	2008
Debt obligation
Mortgage notes	$23,595	$18,276
Financing obligations	3,455	3,501
Other secured borrowings	136	673

Total	$27,186	$22,450

Gain (Loss) on Derivatives

Loss on derivatives decreased by approximately $874,000 to approximately $8.0 million for the six months ended June 30, 2009, compared to approximately $8.9 million for the same period in 2008. During the six months ended June 30, 2009 and 2008, we determined that it was no longer probable that previously forecasted issuances of fixed-rate debt associated with certain of our forward starting swaps would be issued within the timeframe specified in the corresponding hedge designation memorandum. As a result of these discontinuances of this cash flow hedges, we recognized losses on derivatives of approximately $8.6 million and $6.2 million for the six months ended June 30, 2009 and 2008, respectively. In addition, during the six months ended June 30, 2009 and 2008, we recognized a net gain of approximately $565,000 and a net loss approximately $2.6 million, respectively, due a change in forecasted dates of debt issuances.

Gain on Extinguishment of Debt

During the six months ended June 30, 2008, we fully repaid floating-rate debt that had been previously secured by 17 retail properties that had been acquired as part of our New England Retail Portfolio purchased in August and October 2007. We repaid the total outstanding aggregate principal balance of approximately $121.9 million in the amount of approximately $111.5 million, representing an approximate $10.4 million discount to par, resulting in a gain of approximately $9.3 million, net of $1.1 million in unamortized deferred loan costs. We did not have any gains on extinguishment of debt during the same period in 2009.

Net Other-than-Temporary Impairment on Securities

Net other-than-temporary impairment on securities decreased approximately $59.2 million to approximately $6.7 million for the six months ended June 30, 2009 from approximately $65.9 million for the same period in 2008. During the six months ended June 30, 2009 we recorded net other-than-temporary impairment charges of approximately $6.7 million related to 14 of our CMBS and CRE-CDO securities. During the same period in 2008, we recorded net other-than-temporary impairment charges of approximately $32.7 million related to 21 of our preferred equity securities and approximately $33.2 million related to five of our CMBS and CRE-CDO securities. See Note 4 to our consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of this charge.

Liquidity and Capital Resources

Liquidity Outlook

Although the credit markets continue to be extremely constrained in the real estate sector as a result of the liquidity constraints of major lending institutions and other traditional sources of debt capital, we believe that our sources of capital are adequate to meet our short-term and long-term liquidity requirements. We believe that our existing cash balances, cash flows from operations, prospective additional net proceeds from our public and private offerings, and prospective debt incurrences and assumptions will be sufficient to satisfy our liquidity and capital requirements for the next twelve months. Our capital requirements over the next twelve months are anticipated to include, but are not limited to, operating expenses, distribution payments, redemption payments, acquisitions of real property and debt related investments, settlements of derivative instruments and debt service payments, including debt maturities of approximately $55.2 million, all of which are subject to certain extension options.

The global market and economic conditions have been unprecedented, challenging and unpredictable with significantly tighter credit and declining economic growth through the second quarter of 2009. These conditions have resulted in significant declines in the liquidity and value of our investments in real estate securities. Currently, the market for CMBS and CRE-CDO securities is generally illiquid and inactive. While we have the ability and intent to hold our investments in CMBS and CRE-CDO securities until their respective maturity dates, the currently illiquid nature of this market could inhibit our ability to potentially utilize these investments as a source of liquidity either through the sale of these securities or as collateral for a potential borrowing facility. Furthermore, we have experienced a disruption in current cash flow from our real estate securities generally caused by the deterioration of the underlying fundamentals of certain issuers of our preferred equity securities or by credit rating agency downgrades of the underlying collateral of our CDO investments. If market conditions persist or worsen, additional disruptions in current cash flow from our real estate securities may occur.

As of June 30, 2009, we had approximately $606.6 million of cash compared to $540.2 million as of December 31, 2008. The following discussion summarizes the sources and uses of our cash during the six months ended June 30, 2009 that resulted in the net cash increase of approximately $66.4 million.

Operating Activities

Net cash provided by operating activities was approximately $26.4 million for the six months ended June 30, 2009, which represents a decrease of approximately $2.1 million compared to net cash provided by operating activities of approximately $28.5 million for the same period in 2008. This was primarily due to (i) an increase of acquisition-related expenses of approximately $3.8 million resulting from the adoption of SFAS No. 141(R), (ii) decreased cash flow from interest income derived from cash accounts, (iii) decreased cash flow from our real estate securities due to the suspension of dividend and interest payments and (iv) increased interest expense due to new borrowings. This was partially offset by increased rental revenue as a result of our investment and financing activity from January 2007 through June 2009.

Investing Activities

Net cash used in investing activities increased approximately $50.6 million to approximately $91.3 million for the six months ended June 30, 2009 from approximately $40.7 million for the same period in 2008. The majority of cash used for investing in real properties was attributable to real property acquisitions.

Real Property Acquisitions

During six months ended June 30, 2009, we acquired two real properties for a total gross investment amount of approximately $123.2 million. These properties were acquired using a combination of (i) net proceeds from our public and private offerings (ii) subsequent debt financing and (iii) the assumption of debt financing at acquisition. For additional detail regarding these acquisitions see our section above entitled “Significant Transactions During the Six Months Ended June 30, 2009.”

Financing Activities

Net cash provided by financing activities decreased approximately $21.2 million to approximately $131.3 million for the six months ended June 30, 2009 from approximately $152.5 million for the same period in 2008. This decrease was primarily due to (i) decreased proceeds raised from our public and private offerings, (ii) increased distributions and (iii) increased cash settlements of cash flow derivatives. This decrease was partially offset by the decrease in mortgage note principal repayments.

Public Offerings

Common shares issued pursuant to our public offerings decreased by approximately 9.8 million shares to approximately 16.8 million shares for the six months ended June 30, 2009 from 26.7 million shares for the same period in 2008. This decrease resulted in a decline in net proceeds of approximately $87.9 million to approximately $153.1 million for the six months ended June 30, 2009 from $241.0 million for the same period in 2008.

On August 3, 2009, we decided to terminate the primary portion of our public offering effective after September 30, 2009. We will not accept any subscriptions after September 30, 2009, however, we will continue to offer shares of common stock through our distribution reinvestment plan.

The Operating Partnership’s Private Placements

During the six months ended June 30, 2009, we raised approximately $5.4 million from the sale of fractional interests in one property. Furthermore, during the six months ended June 30, 2009, we exercised our option to acquire, at fair value, approximately $7.9 million of previously sold fractional interests in one property for a combination of (i) approximately 747,000 OP Units issued at a price of $10.00 per OP Unit, representing approximately $7.5 million of the aggregate purchase and (ii) approximately $412,000 in cash. The result of this activity was a net decrease in our financing obligations of approximately $2.4 million for the six months ended June 30, 2009. The various lease agreements in place as of June 30, 2009, contained expiration dates ranging from June 2019 to January 2037.

Debt Financings

Mortgage Notes—Borrowing activity, net of principal repayments, increased by approximately $111.1 million to approximately $50.5 million for the six months ended June 30, 2009 from net repayments of approximately $60.6 million for the same period in 2008. During the six months ended June 30, 2009, we issued or assumed approximately $90.8 million in new mortgage debt financing that was comprised of three mortgage notes secured by seven real properties. These notes are amortizing, bearing interest at a weighted average stated interest rate of approximately 6.14%, and mature between July 2014 and April 2016.

The following table sets forth contractual scheduled maturities of our mortgage debt and related details, including mortgage debt that may be subject to certain extension options, as of June 30, 2009 (amounts in thousands).

	Number of Mortgage Notes Maturing (1)	As of June 30, 2009
Year Ending December 31,		Outstanding Balance (2)	Gross Investment Amount of Properties Securing Mortgage Notes Maturing
2009	—	$—	$—
2010	3	61,647	85,437
2011	2	7,095	14,510
2012	1	21,300	26,875
2013	—	—	—
2014	3	93,384	152,071
2015	4	78,771	159,546
2016	12	216,089	384,096
2017	7	280,949	417,435
2018	—	—	—
Thereafter	4	48,141	83,411

Total	36	$807,376	$1,323,381

(1)	Mortgage notes presented exclude other secured borrowings, which include one note with an outstanding principal balance as of June 30, 2009 of approximately $10.2 million that matures in 2012 and approximately $5.4 million related to our securities margin account, which does not have a stated maturity date.
(2)	All of the outstanding principal balances of mortgage notes maturing in 2010 are subject to extensions options, of which one note with an outstanding balance of approximately $45.5 million has extension options beyond December 31, 2011. As a result, approximately $16.1 million of our mortgage notes have maturity dates that cannot be extended beyond December 31, 2011. Mortgage notes that are subject to extension options are also subject to certain lender covenants and restrictions that we must meet to extend this maturity date. We currently cannot assert with any degree of certainty that we will qualify for these extensions upon the initial maturity date of this mortgage note.

Distributions

Distributions declared payable to common stockholders was approximately $50.0 million and $38.2 million for the six months ended June 30, 2009 and 2008, respectively. Such distributions were paid following the respective quarters for which they are declared and approximately $23.4 million and $15.8 million, respectively, were paid in cash and approximately $26.6 million and $22.4 million, respectively, were reinvested in shares of our common stock pursuant to our distribution reinvestment plan.

For the six months ended June 30, 2009, we reported $26.4 million of cash provided by our operating activities. In accordance with SFAS No. 141(R), which became effective for the six months ended June 30, 2009, this amount was reduced by $3.8 million of acquisition-related expenses which were funded from the net proceeds received from our public and private offerings. As a result, the distributions declared payable to common stockholders for the six months ended June 30, 2009 and 2008 as described above were funded with approximately $30.2 million (excluding the impact of SFAS No. 141(R) as described above) and $28.5 million, respectively, from our operating activities and the remaining amounts of approximately $19.9 million and $9.7 million, respectively, were funded from our borrowings. Our long-term strategy is to fund the payment of quarterly distributions to investors entirely from our operations. There can be no assurance that we will achieve this strategy.

Redemptions

During the six months ended June 30, 2009 and 2008, we authorized the redemption of approximately 2.2 million and approximately 1.2 million shares of common stock, respectively, pursuant to our share redemption program. As a result, proceeds used to redeem such shares increased approximately $10.0 million to $20.9 million during the six months ended June 30, 2009 from $10.9 million for the same period in 2008.

We presently limit the number of shares to be redeemed during any consecutive twelve month period to no more than five percent of the number of shares of common stock outstanding at the beginning of such twelve month period (referred to herein as the “Redemption Cap”). During the first and second quarter of 2009, we received requests to redeem approximately 6.1 million and 5.7 million shares of common stock, respectively, which exceeded our first quarter and second quarter 2009 Redemption Cap of approximately 853,000 shares and 1.3 million shares of common stock by approximately 5.3 million shares and 4.4 million shares respectively. Based on application of the Redemption Cap, we redeemed, on a pro rata basis, approximately 13.9% and 22.8% of the shares each shareholder requested to be redeemed for the first quarter and second quarter of 2009, respectively. The board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension or termination of the share redemption program is in the best interest of our stockholders. See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds-Share Redemption Program.”

Settlement of Cash Flow Derivatives

During the six months ended June 30, 2009, we paid $12.7 million to settle certain cash flow derivative instruments. As of June 30, 2009, we recorded an $8.3 million liability related to our outstanding hedges. We cash settled our last outstanding forward starting swap in July 2009 by paying approximately $8.5 million.

Off-Balance Sheet Arrangements

As of June 30, 2009, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources. There are no lines of credit, side agreements, or any other derivative financial instruments related to or between our unconsolidated joint venture and us, and we believe we have no material exposure to financial guarantees.

Assets and Liabilities Measured at Fair Value

Fair Value Estimates of Investments in Real Estate Securities

As of June 30, 2009, our real estate securities were valued in two categories, comprised of (i) preferred equity securities and (ii) CMBS and CRE-CDOs. Our valuation procedures for each of the two categories are applied to each specific investment within their respective categories.

Preferred Equity Securities

The valuation of our investments in preferred equity securities is determined using exchange listed prices in an active market. As such, preferred equity securities fall within Level 1 of the fair value hierarchy. Our investments in preferred equity securities had a fair value of $42.7 million and $31.6 million which represented approximately 2.5% and 2.0% of total investments as of June 30, 2009 and December 31, 2008, respectively.

CMBS and CRE-CDOs

We estimate the fair value of our CMBS and CRE-CDO securities using a combination of observable market information and unobservable market assumptions. Observable market information used in these fair market valuations include benchmark interest rates, interest rate curves, credit market indexes and swap curves. Unobservable market assumptions used in the determination of the fair market valuations of our CMBS and CRE-CDO investments include market assumptions related to discount rates, default rates, prepayment rates, reviews of trustee or investor reports and non-binding broker quotes and pricing services in what is currently an inactive market. Additionally, we consider security-specific characteristics in determining the fair values of our CMBS and CRE-CDO investments, which include consideration of credit enhancements of the underlying collateral’s average default rates, the average delinquency rate and loan-to-value, and several other characteristics. As a result, both Level 2 and Level 3 inputs are used in arriving at the valuation of our investments in CMBS and CRE-CDOs. We consider the Level 3 inputs used in determining the fair value of our investments in CMBS and CRE-CDO securities to be significant. As such, all investments in CMBS and CRE-CDO securities fall under the Level 3 category of the fair value hierarchy as of June 30, 2009. No investments in CMBS and CRE-CDO securities were transferred in or out of the Level 3 category of the fair value hierarchy during the three months ended June 30, 2009.

Our investments in CMBS and CRE-CDO investments had a fair value of $8.8 million and $20.8 million which represented approximately 0.5% and 1.3% of our total investments as of June 30, 2009 and December 31, 2008, respectively.

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

Our derivative instrument liabilities had a fair value of $8.3 million and $27.2 million which represented approximately 0.7% and 2.8% of total liabilities as of June 30, 2009 and December 31, 2008, respectively. For the three and six months ended June 30, 2009, we recorded a net loss on derivatives of approximately $8.6 million and $8.0 million, respectively.

Subsequent Events

We have evaluated whether any subsequent events have occurred up through the time of issuing these financial statements on August 13, 2009. The following is a discussion of the subsequent events that have occurred.

Origination of Westin-Galleria Loan

On July 23, 2009, we originated a $65.0 million senior mortgage loan secured by two hotel properties located in the Houston, Texas market (the “Westin Galleria Loan”). The borrower under the Westin Galleria Loan is Walton Houston Galleria Hotels, L.P., an affiliate of Chicago, Illinois-based Walton Street Capital, a private equity real estate sponsor. The Westin Galleria Loan has an initial term of three years, prepayable in the initial term, subject to certain prepayment fees, and is subject to two additional one-year extensions. We earned an origination fee of approximately $975,000 upon the origination of the Westin Galleria Loan. In connection with our origination of the Westin Galleria Loan, we paid our Advisor an acquisition fee of approximately $650,000. We originated the Westin Galleria Loan using net proceeds from our public and private offerings.

Cash Settlement of Derivative Instrument

On July 29, 2009, we cash settled our last outstanding forward starting swap with a notional value of $50.0 million by paying approximately $8.5 million.

Proceeds from Public Offering

For the period from July 1, 2009 to August 7, 2009, we issued approximately 3.7 million shares of our common stock pursuant to our follow-on public offering to a total of approximately 563 stockholders for net proceeds of approximately $23.6 million, which includes proceeds from our distribution reinvestment plan of approximately $13.4 million.

On August 3, 2009, we decided to terminate the primary portion of our public offering effective after September 30, 2009. We will not accept any subscriptions after September 30, 2009, however, we will continue to offer shares of common stock through our distribution reinvestment plan.

New Product Specialist Agreements and Amendment to Advisory Agreement

In August 2009, the Advisor entered into a product specialist agreement (the “Debt Advisor PSA”) with FundCore LLC (the “Debt Advisor”), an entity formed by affiliates of Hudson River Partners Real Estate Investment Management L.P. (“HRP”) and certain affiliates of the Advisor. Pursuant to the Debt Advisor PSA, the Debt Advisor will have the right to perform acquisition and asset management services with respect to up to $130 million (plus any available leverage) of certain debt investments to be made by us. On August 5, 2009, the Advisor also entered into another product specialist agreement (the “HRP PSA”) with HRP. Pursuant to the HRP PSA, HRP will have the right to perform the acquisition and asset management services with respect to up to $20 million (plus any available leverage) of certain debt investments to be made by us.

In connection with the Advisor’s entry into these product specialist agreements, the independent members of our board of directors unanimously approved the Seventh Amended and Restated Advisory Agreement (the “Amended Advisory Agreement”). The Amended Advisory Agreement amended the Advisory Agreement with relation to the payment of certain fees and the timing of the payment of certain fees to the Advisor in connection with these product specialist agreements.

Below is a summary of the modifications to the Advisory Agreement to give effect to the amendments unanimously approved by the independent members of our board of directors:

Debt Investment Acquisition Fees

For debt investments acquired pursuant to the Debt Advisor PSA discussed above, the Advisor will receive an acquisition fee equal the sum of:

(iv)	1.0% of the relevant debt investment amount,

(v)	any origination or similar fees paid by the applicable borrower at the time the debt investment is made (not to exceed 1.50% of the net debt investment amount), and

(vi)	an amount equal to 1.0% per annum of the discounted present value (using a discount rate of 15.0%) of the net debt investment amount (taking into account any anticipated principal amortization) for a period of time equal to the lesser of the term of the debt investment (excluding extension option years) or four years (collectively referred to as the “Initial Term”).

Total acquisition fees and expenses shall not exceed 6.0% of the net debt investment amount. This fee shall be payable on the closing date of the relevant debt investment.

Debt Investments Asset Management Fees

For debt investments acquired pursuant to the Debt Advisor PSA discussed above, the Advisor will receive asset management fees pursuant to the following:

(iv)	during the first twelve months after the closing of the respective debt investment, the Advisor shall receive a monthly asset management fee consisting of one-twelfth of the total amount, if any, by which the sum of the total acquisition fees and expenses exceeds 6.0% of the relevant net debt investment amount;

(v)	during the balance of the Initial Term, zero; and

(vi)	during any period following the Initial Term during which the relevant debt investment is outstanding, the asset management fee will consist of a monthly fee of one-twelfth of 1.0% of the net debt investment amount.

Please refer to the Amended Advisory Agreement included herein as Exhibit 10.1 for further details of the Amended Advisory Agreement.

Inflation

Substantially all of our leases provide for separate real estate tax and operating expense escalations over a base amount. In addition, many of our leases provide for fixed base rent increases or indexed rent increases. We believe that inflationary increases in costs may be at least partially offset by the contractual rent increases and operating expense escalations in our leases. To date we believe that inflation has not had a material impact to our operations or overall liquidity.

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

CMBS and CRE-CDO Securities Impairment

On April 9, 2009, the FASB issued FSP FAS 115-2, which applies to the determination of other-than-temporary impairment for debt securities (i.e. our investments in CMBS and CRE-CDO securities). FSP FAS 115-2 states that an other-than-temporary impairment write-down of debt securities, where fair value is below amortized cost, is triggered in circumstances where (i) an entity has the intent to sell a security, (ii) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (iii) the entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not the entity will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income.

We adopted the provisions of this FSP FAS No. 115-2 as of April 1, 2009. The result of the adoption of FSP FAS No. 115-2, was an increase to our April 1, 2009 balance of distributions in excess of earnings by approximately $4.0 million with a corresponding adjustment to accumulated other comprehensive income for other-than-temporary impairment recorded in previous periods on our investments in CMBS and CRE-CDO securities in our portfolio as of April 1, 2009, that would not have been required had FSP FAS No. 115-2 been effective for those periods. Furthermore, as a result of the adoption of FSP FAS No. 115-2, for the three months ended June 30, 2009, approximately $1.5 million of other-than-temporary impairment remained in other comprehensive income that would reduced net income (loss) under the prior guidance.

In our determination of whether we will recover the entire amortized cost basis of our debt securities, we applied the provision of EITF 99-20. EITF 99-20 requires us to determine whether we believe that it is probable that there has been an adverse change in the estimated timing and amount of cash flows from our securities based on all relevant, available information, including information about past events, current conditions and reasonable and supportable forecasts. In estimating cash flows of our securities, which requires significant judgment, we specifically consider and analyze factors such as remaining payment terms, prepayments, financial condition and value of the underlying collateral, expected defaults, analyst reports and forecasts, credit ratings and other market data that are relevant to the collectability of the contractual cash flows from the security. Based on the results of our application of FSP FAS No. 115-2, we recorded other-than-temporary impairment charges related to our CMBS and CRE-CDO investments for both the three and six months ended June 30, 2009 of approximately $8.2 million of which approximately $1.5 million was determined to be noncredit related losses which resulted in a net other-than-temporary impairment of approximately $6.7 million. For both the three and six months ended June 30, 2008, we recorded an other-than-temporary impairment charge of approximately $33.2 million related to certain of our CMBS and CRE-CDO investments.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which will be effective for us on January 1, 2010. SFAS 167 is a revision to FIN No. 46(R) and changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a variable interest entity and is therefore required to consolidate such variable interest entity. SFAS No. 167 will also require assessments at each reporting period of which party within the variable interest entity is considered the primary beneficiary and will require a number of new disclosures related to variable interest entities. We are currently evaluating the impact that SFAS No. 167 will have on our financial position and results of operations upon adoption.

On June 30, 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS No. 168”). The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once SFAS No. 168, becomes effective, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. If an accounting change results from the application of SFAS No. 168, an entity must disclose the nature and reason for the change in accounting principle. We do not anticipate that our adoption of SFAS No. 168 will have a material impact on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the adverse effect on the value of assets and liabilities that results from a change in the applicable market resulting from a variety of factors such as perceived risk, interest rate changes, inflation and overall general economic changes. Our mortgage note borrowings and derivative instruments are financial instruments that are most significantly and directly impacted by changes in their respective market conditions.

Debt Obligations

As of June 30, 2009, we had total outstanding debt and short-term borrowings of approximately $822.9 million. As of June 30, 2009, we had approximately $77.2 million of variable rate mortgage note debt and other secured borrowings outstanding indexed to LIBOR rates and the federal funds overnight rate. If the prevailing index rates relevant to our remaining variable rate debt and other secured borrowings were to increase 10%, we estimate that interest expense would increase by approximately $41,000 and $243,000 for a three and six month period, respectively, based on our outstanding floating-rate debt as of June 30, 2009.

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

We maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy is designed to minimize the impact on our net income (loss) and funds from operations from changes in interest rates, the overall returns on our investments may be reduced. Our board of directors has established policies and procedures regarding our use of derivative instruments for hedging or other purposes. As of June 30, 2009, we held four unsettled hedging instruments with a combined notional amount of approximately $265.8 million that were in a loss position equal to approximately $8.3 million. We classify our hedging instruments as either (i) forward starting swaps or (ii) interest rate caps and collars.

Forward Starting Swaps

As of June 30, 2009, we had entered into four forward starting swap hedges with a total notional value of $350.0 million. As of June 30, 2009, we had cash settled the first three forward starting swap hedges with a total notional value of $300.0 million by paying approximately $36.5 million. The fourth forward starting swap, with a notional amount of $50.0 million, had a fair value resulting in a net loss of approximately $9.0 million. We cash settled this hedge in July 2009 by paying approximately $8.5 million.

Interest Rate Caps and Collars

As of June 30, 2009, we had three active interest rate cap and collar hedges with a total notional amount of $250.2 million and a fair value resulting in a net loss of approximately $232,000. If interest rates were to increase by 0.1% (relative to interest rates as of June 30, 2009), this would result in an approximate $7,000 decrease in our loss position for these cap and collar hedges. Two of our cap and collar hedges were not designated as cash flow hedges pursuant to SFAS No. 133. As a result, unrealized gains and losses in the fair value of these hedges are reflected in our consolidated statement of operations as gains or losses on derivatives.

Credit Risk of Derivative Instruments

Credit risk is the failure of the counterparty to perform under the terms of an agreement. We could potentially have exposure to credit risk with the counterparties to our remaining hedging contracts. If the fair value of a derivative contract were positive, the counterparty would owe us, which would create a potential credit risk for us in connection with collection of the amount owed. We seek to minimize the credit risk within our investments and with our derivative instruments by entering into transactions with what we deem to be high-quality counterparties. However, we cannot mitigate all of our credit risk exposure and therefore our operating results may be adversely impacted by the failure of a counterparty to perform under the terms of an agreement. As of June 30, 2009, we had one derivative instrument with a positive fair value of approximately $6,000.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009. Based on that evaluation, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009. There were no material changes in the Company’s internal control over financial reporting during the six months ended June 30, 2009.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not aware of any material pending legal proceedings.

ITEM 1A.	RISK FACTORS

The following risk factors as set forth in Item 1A. to Part I of our Annual Report on Form 10-K filed with the Commission on March 30, 2009 have been updated.

Delays in the acquisition of real properties and other investments, as a result of current market conditions, may have adverse effects on portfolio diversification, results of operations and returns to our stockholders.

Delays we encounter in the selection and acquisition of real properties and other investments could adversely affect our stockholders’ returns. In particular, the current state of the credit markets has resulted in generally lower transaction volume in the broader real estate market and for us, in part due to pricing and valuation uncertainties. To the extent that such disruptions and uncertainties continue, we may be delayed in our ability to invest our capital in real property and other investments that meet our acquisition criteria. Such delays have resulted in our maintaining a relatively higher cash balance, which has had and may continue to have a negative effect on our stockholders’ returns. Moreover, delays in acquiring properties and other investments may also hinder our ability to reach our portfolio diversification objectives.

The time and resources that Dividend Capital affiliated entities devote to us may be diverted and we may face additional competition due to the fact that Dividend Capital affiliated entities are not prohibited from raising money for another entity that makes the same types of investments that we target.

Dividend Capital affiliated entities are not prohibited from raising money for another investment entity that makes the same types of investments as those we target. As a result, the time and resources they could devote to us may be diverted. For example, the Dealer Manager is currently involved in other public offerings for other Dividend Capital affiliated entities including IPT and IIT, which are currently in registration with the SEC but are not yet effective. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may also co-invest with any such investment entity. Even though all such co-investments will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with a third party.

We may compete with other Dividend Capital affiliated entities, including IPT and IIT when their respective initial public offerings commence, and DCT Industrial Trust for opportunities to acquire or sell investments, which may have an adverse impact on our operations.

We may compete with other Dividend Capital affiliated entities, including IPT and IIT when their respective initial public offerings commence, and DCT Industrial Trust for opportunities to acquire or sell certain types of real properties. We may also buy or sell real properties at the same time as other Dividend Capital affiliated entities, including IPT and IIT, and DCT Industrial Trust are buying or selling properties. In this regard, there is a risk that the Advisor will purchase a real property that provides lower returns to us than a real property purchased by another Dividend Capital affiliated entity, including IPT and IIT, or DCT Industrial Trust. Certain of our affiliates own and/or manage real properties in geographical areas in which we expect to own real properties. Therefore, our real properties may compete for tenants with other real properties owned and/or managed by other Dividend Capital affiliated entities, including IPT and IIT, or DCT Industrial Trust. The Advisor may face conflicts of interest when evaluating tenant leasing opportunities for our real properties and other real properties owned and/or managed by Dividend Capital affiliated entities, including IPT and IIT, or DCT Industrial Trust and these conflicts of interest may have a negative impact on our ability to attract and retain tenants.

We may also compete with other Dividend Capital affiliated entities, including IPT and IIT, for opportunities to acquire or sell certain types of real estate securities. Dividend Capital Investments acts as one of the Advisor’s product specialists with respect to our investments in real estate securities. Dividend Capital Investments is also the investment manager for two additional Dividend Capital affiliated entities, and certain non-affiliated entities, which invest in the same type of securities as those in which we invest.

As a result of our potential competition with other Dividend Capital affiliated entities or DCT Industrial Trust, certain investment opportunities that would otherwise be available to us may not in fact be available. This competition may also result in conflicts of interest that are not resolved in our favor. See Item 13. in our Annual Report on Form 10-K filed with the Commission on March 30, 2009 for a description of the conflicts of interest that arise as a result of our relationship with the Advisor and its Affiliates.

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

We are not obligated to redeem shares of our common stock under the share redemption program. We presently intend to limit the number of shares to be redeemed during any consecutive twelve month period to no more than five percent of the number of shares of common stock outstanding at the beginning of such twelve month period (referred to herein as the “Redemption Cap”). The aggregate amount of redemptions under our share redemption program is not expected to exceed the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan. During the first and second quarter of 2009, we received requests to redeem approximately 6.1 million and 5.7 million shares of common stock, respectively, which exceeded our first quarter and second quarter 2009 Redemption Cap of approximately 853,000 shares and 1.3 million shares of common stock by approximately 5.3 million shares and 4.4 million shares respectively. Based on application of the Redemption Cap, we redeemed, on a pro rata basis, approximately 13.9% and 22.8% of the shares each shareholder requested to be redeemed for the first quarter and second quarter of 2009, respectively.

To the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not sufficient to fund redemption requests pursuant to the Redemption Cap, the board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock. Such sources of funds could include cash on hand, cash available from borrowings and cash from liquidations of securities investments as of the end of the applicable quarter, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, purchases of real property, real estate securities or debt related investments, or redemptions of OP Units. The board of directors may, but is not obligated to, also increase the Redemption Cap but, may only do so in reliance on an applicable no-action letter issued by SEC staff that would allow such an increase. There can be no assurance that the board of directors will increase the Redemption Cap at any time, nor can there be assurance that we will seek such relief or will be able to obtain such relief if sought. In any event, the number of shares of our common stock that we may redeem will be limited by the funds available from purchases pursuant to our distribution reinvestment plan, cash on hand, cash available from borrowings and cash from liquidations of securities or debt related investments as of the end of the applicable quarter.

The board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension or termination of the share redemption program is in the best interest of our stockholders. Any amendment, suspension or termination of the share redemption program will not affect the rights of holders of OP Units to cause us to redeem their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both pursuant to the Operating Partnership Agreement of the Operating Partnership. In addition, the board of directors may determine to modify the share redemption program to redeem shares at the then-current net asset value per share (provided that any offering will then also be conducted at net asset value per share), as calculated in accordance with policies and procedures developed by our board of directors. If the board of directors decides to amend, suspend or terminate the share redemption program, we will provide stockholders with no less than 30 days’ prior written notice. Therefore, our stockholders may not have the opportunity to make a redemption request prior to any potential suspension or termination of our share redemption program.

In aggregate, as of June 30, 2009, we had redeemed approximately 8.5 million shares of common stock pursuant to our share redemption program for approximately $78.4 million. The below table describes shares of common stock redeemed during the past three months.

Month Ended,	Total Number of Shares Redeemed	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Estimated Maximum Number of Shares that May Yet Be Purchased Under the Plan’s Program (1)
April 30, 2009	—	—	—	—
May 31, 2009	—	—	—	—
June 30, 2009	1,301,507	9.39	1,301,507	—

Total	1,301,507	$9.39	1,301,507	1,439,059

(1)	This represents the number of shares that could be redeemed for the three months ended September 30, 2009 without exceeding the Redemption Cap discussed above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 29, 2009, we held our annual meeting of stockholders (the “Annual Meeting”) in Denver, Colorado for the purpose of: (i) electing individuals to serve as our directors as provided in our charter and (ii) ratifying the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009. The total number of shares of common stock entitled to vote at the Annual Meeting was 168,644,053, of which 86,796,116 shares, or approximately 51%, were present by proxy or in person.

The following sets forth the results of the election of directors:

Name of Director	For	Withheld
John A. Blumberg	83,577,031	3,219,085
Charles B. Duke	83,463,752	3,332,364
Daniel J. Sullivan	83,584,087	3,212,029
John P. Woodberry	83,547,160	3,248,956

There was no solicitation in opposition to the foregoing nominees by stockholders. The terms of office for John A. Blumberg, Charles B. Duke, Daniel J. Sullivan and John P. Woodberry continued after the Annual Meeting.

The ratification of the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 was approved by our stockholders with 82,512,893 votes “For”, 869,244 votes “Against” and 3,413,979 votes “Abstained”.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a.	Exhibits

3.1	Dividend Capital Total Realty Trust Inc. Fifth Articles of Amendment and Restatement.†

3.2	Dividend Capital Total Realty Trust Inc. Second Amended and Restated Bylaws. †

4.2	Second Amended and Restated Distribution Reinvestment Plan. †

10.1	Seventh Amended and Restated Advisory Agreement. †

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Principal Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*
____________
† Previously filed. * Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

Date: August 13, 2009	/s/ GUY M. ARNOLD
Guy M. Arnold
President

Date: August 13, 2009	/s/ M. KIRK SCOTT
M. Kirk Scott
Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Dividend Capital Total Realty Trust Inc. Fifth Articles of Amendment and Restatement.†

3.2	Dividend Capital Total Realty Trust Inc. Second Amended and Restated Bylaws. †

4.2	Second Amended and Restated Distribution Reinvestment Plan. †

10.1	Seventh Amended and Restated Advisory Agreement. †

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Principal Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

†	Previously filed.
*	Filed herewith.