Form 10-Q
period 2009-09-30
Dividend Capital Total Realty Trust Inc.
filed 2009-11-13
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

As of November 10, 2009, 184,476,977 shares of common stock of Dividend Capital Total Realty Trust Inc., par value $0.01 per share, were outstanding.

Dividend Capital Total Realty Trust Inc.

Form 10-Q

September 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	As of September 30, 2009	As of December 31, 2008
ASSETS
Investments in real property:
Land	$381,062	$336,104
Building and improvements	998,610	941,375
Intangible lease assets	200,307	171,630
Accumulated depreciation and amortization	(131,843)	(87,808)

Total net investments in real property	1,448,136	1,361,301

Investment in unconsolidated joint venture	17,380	17,532

Investments in real estate securities	63,874	52,368
Debt related investments, net	153,793	88,849

Total net investments	1,683,183	1,520,050

Cash and cash equivalents	612,088	540,213
Restricted cash	41,606	18,152
Subscriptions receivable	6,447	13,004
Other assets, net	37,032	32,159

Total Assets	$2,380,356	$2,123,578

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$14,911	$10,562
Dividends payable	27,796	24,716
Mortgage notes	807,265	719,067
Other secured borrowings	13,352	15,861
Financing obligations	109,601	105,068
Intangible lease liabilities, net	56,047	53,969
Derivative instruments	138	27,213
Other liabilities	40,294	7,256

Total Liabilities	1,069,404	963,712

Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 182,681,413 and 159,029,225 shares issued and outstanding, as of September 30, 2009 and December 31, 2008, respectively	1,827	1,590
Additional paid-in capital	1,645,242	1,431,989
Distributions in excess of earnings	(402,581)	(304,661)
Accumulated other comprehensive loss	(7,472)	(43,849)

Total stockholders’ equity	1,237,016	1,085,069

Noncontrolling interests	73,936	74,797

Total Equity	1,310,952	1,159,866

Total Liabilities and Equity	$2,380,356	$2,123,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share information)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUE:
Rental revenue	$35,950	$27,500	$105,862	$82,669
Securities income	1,499	4,137	6,629	12,758
Debt related income	3,098	2,453	6,470	7,440

Total Revenue	40,547	34,090	118,961	102,867

EXPENSES:
Rental expense	9,204	7,212	27,297	21,481
Depreciation and amortization expense	14,588	12,582	43,577	37,872
General and administrative expenses	1,110	1,189	3,607	3,261
Asset management fees, related party	3,382	2,745	9,513	8,580
Acquisition-related expenses and other (gains) losses	(949)	—	2,827	—

Total Operating Expenses	27,335	23,728	86,821	71,194

Operating Income	13,212	10,362	32,140	31,673

Other Income (Expenses):
Equity in earnings of unconsolidated joint venture	557	31	1,653	31
Interest income	497	3,303	2,599	9,212
Interest expense	(14,673)	(10,792)	(41,859)	(33,211)
Gain (loss) on derivatives	16	471	(7,997)	(8,427)
Gain on extinguishment of debt	—	—	—	9,309
Other-than-temporary impairment on securities:
Other-than-temporary impairment on securities	(6,385)	(13,540)	(14,551)	(79,441)
Noncredit-related losses on securities not expected to be sold	—	—	1,488	—

Net other-than-temporary impairment on securities	(6,385)	(13,540)	(13,063)	(79,441)

Net Loss	(6,776)	(10,165)	(26,527)	(70,854)

Net loss attributable to noncontrolling interests	326	699	1,376	2,724

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(6,450)	$(9,466)	$(25,151)	$(68,130)

NET LOSS PER COMMON SHARE
Basic	$(0.04)	$(0.06)	$(0.15)	$(0.51)

Diluted	$(0.04)	$(0.06)	$(0.15)	$(0.51)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	178,062	147,180	170,559	134,075

Diluted	185,118	153,116	177,695	137,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(In thousands)

					Accumulated
			Additional	Distributions in	Other
	Common Stock		Paid-in	Excess of	Comprehensive	Noncontrolling	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Income (Loss)	Equity
Balances, December 31, 2008	159,029	$1,590	$1,431,989	$(304,661)	$(43,849)	$74,797		$1,159,866

Comprehensive income (loss):
Net loss	—	—	—	(25,151)	—	(1,376)	(26,527)	(26,527)
Cumulative effect of adoption of accounting principal	—	—	—	3,963	(3,963)	—	—	—
Net unrealized change from available-for-sale securities, net of reclassification of $13,063 of net losses included in net loss	—	—	—	—	25,250	848	26,098	26,098
Cash flow hedging derivatives	—	—	—	—	15,090	629	15,719	15,719

Comprehensive income							15,290	15,290

Common stock:
Issuance of common stock, net of offering costs	27,582	276	250,144	—	—	—		250,420
Redemptions of common stock	(3,930)	(39)	(36,918)	—	—	—		(36,957)
Amortization of stock based compensation	—	—	27	—	—	—		27
Distributions on common stock	—	—	—	(76,732)	—	—		(76,732)
Noncontrolling interests:
Contributions of noncontrolling interests	—		—	—	—	4,628		4,628
Distributions to noncontrolling interests	—	—	—	—	—	(5,590)		(5,590)

Balances, September 30, 2009	182,681	$1,827	$1,645,242	$(402,581)	$(7,472)	$73,936		$1,310,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(26,527)	$(70,854)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate depreciation and amortization expense	43,577	37,872
Net accretion of real estate securities discounts and premiums	1,527
Other depreciation and amortization	1,025	(1,129)
Loss on derivatives	7,782	8,427
Gain on extinguishment of debt	—	(9,309)
Net impairment of available-for-sale securities	13,063	79,441
Changes in operating assets and liabilities:
(Increase) in restricted cash	(1,716)	(295)
(Increase) decrease in other assets	(3,905)	1,080
Increase in accounts payable and accrued expenses	3,556	2,972
Increase in other liabilities	384	974

Net cash provided by operating activities	38,766	49,179

INVESTING ACTIVITIES:
Investment in real property	(86,738)	(84,685)
Investment in unconsolidated joint ventures	—	(17,329)
Principal collections on real estate securities	3	65
Investment in debt related investments	(53,413)	(9,053)
(Increase) in restricted cash	(18,268)	—
Principal collections on debt related investments	—	35,233

Net cash used in investing activities	(158,416)	(75,769)

FINANCING ACTIVITIES:
Mortgage note proceeds	53,334	82,140
Mortgage note principal repayments	(3,108)	(112,762)
Repayment of other secured borrowings	(2,508)	(12,800)
Financing obligation proceeds	12,184	50,409
Settlement of cash flow hedging derivatives	(21,195)	(12,401)
Proceeds from sale of common stock	237,019	374,173
Offering costs for issuance of common stock, related party	(18,508)	(30,994)
Redemption of common shares	(22,391)	(19,964)
Distributions to common stockholders	(34,148)	(21,566)
Distributions to noncontrolling interest holders	(5,508)	(4,237)
Other financing activities	(3,646)	(15,796)

Net cash provided by financing activities	191,525	276,202

NET INCREASE IN CASH AND CASH EQUIVALENTS	71,875	249,612

CASH AND CASH EQUIVALENTS, beginning of period	540,213	291,634
CASH AND CASH EQUIVALENTS, end of period	$612,088	$541,246

Supplemental Disclosure of Cash Flow Information:
Assumed mortgage	$42,000	$—
Amount issued pursuant to the distribution reinvestment plan	$39,584	$32,141
Cash paid for interest	$39,382	$22,607
Issuances of OP Units for beneficial interests	$7,465	$64,893
Non-cash financing for debt related investment	$—	$10,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

Our day-to-day activities are managed by Dividend Capital Total Advisors LLC (the “Advisor”), an affiliate, under the terms and conditions of an advisory agreement (as amended from time to time the “Advisory Agreement”). The Advisor and its affiliates receive various forms of compensation, reimbursements and fees for services relating to the investment and management of our real estate assets.

As of the close of business on September 30, 2009, we terminated the primary portion of our public offering of shares of our common stock and ceased accepting new subscriptions to purchase shares of our common stock. However, we have and will continue to offer shares of common stock through our distribution reinvestment plan. As a result of the termination of the primary portion of our public offering, we terminated our dealer manager agreement with Dividend Capital Securities LLC (the “Dealer Manager”), an affiliate, that had served as the dealer manager of our public offerings.

We have raised equity capital through (i) selling shares of our common stock through our public offerings, (ii) reinvestment of dividends by our stockholders through our distribution reinvestment plan and (iii) our Operating Partnership’s private placements (see Note 8). As of September 30, 2009, we had issued and sold approximately 182.7 million shares of our common stock for net proceeds of approximately $1.6 billion, net of redemptions and selling costs, comprised of approximately 171.4 million shares for net proceeds of approximately $1.5 billion from our primary offering and approximately 11.3 million shares for net proceeds of approximately $107.1 million from our dividend reinvestment plan. In addition, we raised net proceeds of approximately $164.8 million pursuant to our Operating Partnership’s private placements. In total, as of September 30, 2009, we had raised approximately $1.8 billion in net proceeds.

We have invested in a diverse portfolio of real properties, real estate securities and debt related investments. We primarily invest in real property consisting of office, industrial, retail, multifamily, hospitality and other properties, primarily located in North America. Additionally, we have invested in real estate securities, including securities issued by other real estate companies, commercial mortgage backed securities (“CMBS”), commercial real estate collateralized debt obligations (“CRE-CDOs”) and certain debt related investments, including originating and participating in mortgage loans secured by real estate, junior portions of first mortgages on commercial properties (“B-notes”), mezzanine debt and other related investments.

As of September 30, 2009, we had gross investments of approximately $1.8 billion, comprised of approximately (i) $1.6 billion in real property, (ii) $63.9 million in real estate securities and (iii) $171.2 million in debt related investments, including a $17.4 million investment in an unconsolidated joint venture.

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

During the nine months ended September 30, 2009, we recorded hedge ineffectiveness of approximately $561,000 that resulted from the identification of a misstatement associated with our assessment of the hedging effectiveness of three forward starting swaps whereby we incorrectly attributed approximately $561,000 of losses on these forward starting swaps to accumulated other comprehensive income during the year ended December 31, 2008. Upon our reassessment of these hedging relationships, we determined that this amount should have been included in losses on derivatives and recorded as a charge in our statement of operations. Accordingly, we have recorded this adjustment to gain (loss) on derivatives during the three months ended September 30, 2009 to correct this misstatement. We believe neither the origination nor the correction of the misstatement was material quantitatively or qualitatively to our condensed consolidated financial statements for the prior periods affected or for the three months ended September 30, 2009, the period in which we made the adjustment to correct the misstatement.

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

Our consolidated financial statements also include the accounts of our consolidated subsidiaries and joint ventures through which we are the primary beneficiary or through which we have a controlling interest. In determining whether we have a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which it will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both.

Judgments made by us with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a variable interest entity involve consideration of various factors including the form of our ownership interest, the size of our investment (including loans) and our ability to participate in major policy making decisions. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our consolidated financial statements and, consequently, our financial position and specific items in our results of operations that are used by our stockholders, lenders and others in their evaluation of us. As of September 30, 2009 and December 31, 2008, we consolidated approximately $844.6 million and $843.7 million, respectively, in real property investments, before accumulated depreciation and amortization, and approximately $518.6 million and $503.6 million, respectively, in mortgage note borrowings associated with our consolidated variable interest entities.

Generally, we consolidate real estate partnerships and other entities that are not variable interest entities when we own, directly or indirectly, a majority voting interest in the entity.

Real Property

Pursuant to Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC Topic 805”), costs associated with the acquisition of real property, including acquisition fees paid to the Advisor, are now expensed as incurred as of January 1, 2009. Prior to January 1, 2009, pursuant to previous guidance under ASC Topic 805, we capitalized costs associated with the acquisition of real property, including acquisition fees paid to the Advisor, and amortized those costs over the related life of the acquired assets. In addition, we estimate the fair value of contingent consideration we receive related to acquisitions of real property in determining the total cost of the property acquired. Subsequent changes in the fair value of such contingent consideration are recorded either as gain or loss to our statement of operations. Prior to January 1, 2009, changes in the estimated fair value of contingent consideration were not recognized in our statements of operations. As a result, we recorded net acquisition-related income of approximately $950,000 and net acquisition-related loss of approximately $2.8 million during the three and nine months ended September 30, 2009, respectively.

Costs associated with the development and improvement of our real property assets are capitalized as incurred. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. The results of operations for acquired real property are included in our accompanying consolidated statements of operations from their respective acquisition dates.

Upon acquisition, the total cost of a property is allocated to land, building, building and land improvements, tenant improvements and intangible lease assets and liabilities. The allocation of the total cost to land, building, building improvements and tenant improvements is based on our estimate of the property’s as-if vacant fair value. The as-if vacant fair value is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The difference between the fair value and the face value of debt assumed in an acquisition is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. The allocation of the total cost of a property to an intangible lease asset includes the value associated with the in-place leases which may include lost rent, leasing commissions, legal and other costs.

        We record acquired “above-market” and “below-market” leases at their fair value equal to the difference between the contractual amounts to be paid pursuant to each in-place lease and our estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining term of the lease plus the term of any below-market fixed-rate renewal option periods for below-market leases. In addition, we allocate a portion of the purchase price of an acquired property to the estimated value of customer relationships, if any. As of September 30, 2009, we had not recorded any estimated value to customer relationships.

Intangible in-place lease assets are amortized over the corresponding lease term. Above market lease assets are amortized as a reduction in rental revenue over the corresponding lease term. Below market lease liabilities are amortized as an increase in rental revenue over the corresponding lease term, plus any applicable fixed-rate renewal option periods. The following table summarizes the amounts that we have incurred in amortization expense for intangible lease assets and adjustments to rental revenue for above market lease assets and below market lease liabilities for the three and nine months ending September 30, 2009 and 2008 related to intangible lease assets and liabilities (amounts in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Intangible lease assets	$7,149	$6,882	$21,686	$20,750
Above market lease assets	770	721	2,260	2,222
Below market lease liabilities	(1,344)	(1,418)	(4,156)	(2,907)

Total amortization	$6,575	$6,185	$19,790	$20,065

We expense any unamortized intangible lease asset or record an adjustment to rental revenue for any unamortized above market lease asset or below market lease liability when a tenant terminates a lease before the stated lease expiration date. The following table summarizes the amounts that we have recorded as an expense for unamortized intangible lease assets and adjustments to rental revenue for unamortized above market lease assets or below market lease liabilities as a result of early lease terminations for the three and nine months ending September 30, 2009 and 2008 related to intangible lease assets and liabilities (amounts in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Intangible lease assets	$53	$390	$1,051	$1,168
Above market lease assets	1	—	1	12
Below market lease liabilities	—	(6)	(144)	(151)

Total amortization	$54	$384	$908	$1,029

Real Estate Securities

As of September 30, 2009 and December 31, 2008, investments in real estate securities consisted of preferred equity securities, CMBS and CRE-CDOs. We classify our investments in real estate securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although we generally intend to hold most of our investments in real estate securities for the long term or until maturity, we may from time to time sell any of these assets as part of the overall management of our portfolio. As of September 30, 2009 and December 31, 2008, all of our real estate securities were classified as available-for-sale. All assets classified as available-for-sale are reported based on our best estimate of fair value. Our estimate of the fair value of our CMBS and CRE-CDO securities requires significant judgment and uses a combination of (i) observable market information, (ii) unobservable market assumptions and (iii) security-specific characteristics in determining the fair values of our CMBS and CRE-CDO investments. See Note 9 for additional details regarding our determination of the fair value of our CMBS and CRE-CDO investments. Temporary unrealized gains and losses are excluded from earnings and reported as a separate component within stockholders’ equity referred to as other comprehensive income (loss).

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

Revenue Recognition

Revenue Recognition — Real Property

We record rental revenue for the full term of each lease on a straight-line basis. Certain properties have leases that offer the tenant a period of time where no rent is due or where rent payments increase during the term of the lease. Accordingly, we record a receivable from tenants for rent that we expect to collect over the remaining lease term rather than currently, which is recorded as straight-line rents receivable. When we acquire a property, the term of any existing leases is considered to commence as of the acquisition date for purposes of this calculation. For the three and nine months ended September 30, 2009, the total increase to rental revenue due to straight-line rent adjustments was approximately $1.1 million and $3.2 million, respectively, and approximately $1.5 million and $4.2 million for the same periods in 2008.

Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as rental revenue. Tenant recovery income recognized as rental revenue for the three and nine months ended September 30, 2009, was approximately $7.2 million and $21.5 million, respectively, and approximately $4.7 million and $15.8 million for the same periods in 2008.

Revenue Recognition — Real Estate Securities

When we are able to reliably estimate cash flows we record interest income on CMBS and CRE-CDO investments using the effective interest method in accordance with ASC Topic 320, Debt and Equity Securities (“ASC Topic 320”). At the time of purchase, we estimate the future expected cash flows and determine the amount of accretable yield based on these estimated cash flows and the purchase price. As appropriate, we update these estimated cash flows to compute a revised yield based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate, interest rate fluctuations, interest payment shortfalls and the timing and the magnitude of credit losses on the mortgage loans underlying the securities. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and our securities income.

As discussed below in more detail, if we determine there has been an other-than-temporary impairment of any of our CMBS and/or CRE-CDOs, we determine an amount of accretable yield based on our estimated cash flows that we subsequently amortize to income over the expected life of the investment using the effective interest method. We amortized approximately $1.3 million and $2.0 million for the three and nine months ended September 30, 2009, respectively, resulting in a reduction to securities income for our CMBS and CRE-CDOs associated with previously recorded other-than-temporary impairments. For the three and nine months ended September 30, 2008, we recorded $387,000 as an increase to interest income for certain CRE-CDOs for which we recorded an other-than-temporary impairment. See Note 4 for additional discussion of impairment of real estate securities.

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

We consider whether we can reliably estimate the timing and amount of cash flows that we expect to receive from our securities. As of September 30, 2009, we determined that we can estimate cash flows related to one of our CRE-CDO investments. Furthermore, we determined that we cannot estimate the timing and amount of cash flows that we expect to receive related to our remaining CMBS and CRE-CDO securities. Therefore, we account for such securities under the cost recovery method of accounting with respect to these CMBS and CRE-CDO securities where we cannot reliably estimate the timing and amount of cash flows. The application of the cost recovery method of accounting will require that we cease to recognize interest income related to these securities until the amortized cost of each respective security is depleted or until we can reliably estimate the amount of cash flows. After such point, cash payments will be recorded to interest income, which will result in diminished securities income in future periods in the near term.

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

Impairment

Impairment — Real Property

We review our investments in real property individually on a quarterly basis, and more frequently when such an evaluation is warranted, to determine their appropriate classification, as well as whether there are indicators of impairment. The investments in real property are either classified as held for sale or held and used.

As of September 30, 2009, all of our properties are classified as held and used. These held and used assets are reviewed for indicators of impairment which may include, among others, each tenant’s inability to make rent payments, operating losses or negative operating trends at the property level, notification by a tenant that it will not renew its lease, a decision to dispose of a property, including a change in estimated holding periods, or adverse changes in the fair value of any of our properties. If indicators of impairment exist on a held and used asset, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is greater than the current net book value, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is less than its current net book value, we recognize an impairment loss for the difference between the net book value of the property and its estimated fair value. If a property is classified as held for sale, we recognize an impairment loss if the current net book value of the property exceeds its fair value less selling costs. If our assumptions, projections or estimates regarding a property change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the property. As of September 30, 2009 and December 31, 2008, we had not recorded any impairment charges to our real properties.

Impairment — Real Estate Securities

We evaluate our real estate securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. When our estimate of fair value of a real estate security is less than its amortized cost, we consider whether there is an other-than-temporary impairment in the value of the security. The evaluation of other-than-temporary impairment differs between our investments in (i) preferred equity securities and (ii) CMBS and CRE-CDO securities, as described further below.

Preferred Equity Securities Impairment

On October 14, 2008, the staff in the Office of the Chief Accountant of the Commission noted in a letter (the “SEC Letter”) to the Financial Accounting Standards Board (“FASB”), that after consulting with the FASB, the staff would not object to the application of an impairment model for perpetual preferred securities similar to debt securities since ASC Topic 320, Debt and Equity Securities (“ASC Topic 320”) does not specifically address the impact of the debt-like characteristics on the assessment of other-than-temporary impairment. The assessment of other-than-temporary impairment differs significantly between equity securities and debt securities. For equity securities, other-than-temporary impairment is recognized unless it is expected that the value of the security will recover in the near term and the investor has the intent and ability to hold the securities until recovery. However, for debt securities, impairment is considered other-than-temporary only if the investor does not have the ability and intent to hold the security until recovery or it has been determined that there has been an adverse change, either in timing or amount, of the cash flows underlying the investment. Such an evaluation should be based on our ability and intent to hold the security to recovery and the underlying credit of the issuers. We adopted this impairment model for our investments in perpetual preferred securities during the year ended December 31, 2008. The SEC Letter noted that the views of the staff were an intermediate step in the process of addressing the impairment of perpetual preferred securities and asked the FASB to expeditiously address the issue. As of September 30, 2009, all of our preferred securities investments were perpetual preferred securities. In applying the impairment model for perpetual preferred securities, we apply a debt security impairment model for our preferred equity securities investments that are of investment grade quality credit. Preferred equity securities that are below investment grade quality are analyzed for other-than-temporary impairment under an equity security model. If, in our judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to its fair value as of the respective balance sheet date, and the respective unrealized loss is reclassified from accumulated other comprehensive loss and recorded as a reduction to earnings.

We reviewed our preferred equity securities investments for indicators of other-than-temporary impairment. This review included analysis of (i) the length of time and the extent to which the fair value has been lower than carrying value, (ii) the financial condition and near-term prospects of the issuers, including consideration of any credit deterioration and (iii) our intent and ability to hold our investment for a reasonable period of time sufficient to allow for a forecasted recovery of fair value. Based on the results of this review, we did not record an other-than-temporary impairment charge for the three or nine months ended September 30, 2009. We did not record an other-than-temporary impairment charge in connection with our preferred equity securities for the three months ended September 30, 2008. For the nine months ended September 30, 2008, we recorded an other-than-temporary impairment charge of approximately $32.7 million related to certain of our preferred equity securities.

CMBS and CRE-CDO Securities Impairment

On April 9, 2009, the FASB issued ASC Topic 320-10-65, Debt and Equity Securities (“ASC Topic 320-10-65”), which applies to the determination of other-than-temporary impairment for debt securities (i.e. our investments in CMBS and CRE-CDO securities). ASC Topic 320-10-65 states that an other-than-temporary impairment write-down of debt securities, where fair value is below amortized cost, is triggered in circumstances where (i) an entity has the intent to sell a security, (ii) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (iii) the entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not the entity will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. Under previous accounting guidance in effect prior to April 1, 2009, we were required to have the intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary. In addition, we recognized the entire amount of difference between the amortized cost of our CMBS and CRE-CDO securities and their respective fair values in earnings. We adopted the provisions of this ASC Topic 320-10-65 as of April 1, 2009. The result of the adoption was an increase to our April 1, 2009 balance of distributions in excess of earnings by approximately $4.0 million with a corresponding decrease to accumulated other comprehensive income.

In our determination of whether we will recover the entire amortized cost basis of our debt securities, we determine if it is probable that there has been an adverse change in the estimated timing and/or amount of cash flows from our securities based on all relevant, available information, including information about past events, current conditions and reasonable and supportable forecasts. In addition, ASC Topic 325-40 requires us to consider whether we can reliably estimate the timing and amount of cash flows that we expect to receive from our securities. As of September 30, 2009, we determined that we cannot reliably estimate the timing and amount of cash flows that we expect to receive related to certain of our CMBS and CRE-CDO securities. As a result, we will utilize the cost recovery method of accounting with respect to these securities.

For those securities for which we cannot reliably estimate cash flows and for which the estimate of fair value is less than amortized cost, we recognized the entire amount of such difference as a charge to other than temporary impairment in our statements of operations. As a result, we recognized approximately $6.4 million in other-than-temporary impairment during the three months ended September 30, 2009. In addition, the application of the cost recovery method of accounting will require that we cease to recognize interest income related to these securities until the amortized cost of each respective security is depleted or until we can reliably estimate cash flows. After such point, cash payments will be recorded to interest income. This will result in diminished securities income in future periods in the near term. In aggregate, we recorded net other-than-temporary impairment charges related to our CMBS and CRE-CDO investments for the three and nine months ended September 30, 2009 of approximately $6.4 million and $13.1 million, respectively. For the three and nine months ended September 30, 2008, we recorded a net other-than-temporary impairment charge of approximately $13.5 million and $46.7 million, respectively, related to certain of our CMBS and CRE-CDO investments.

Impairment — Debt Related Investments

We review our debt related investments on a quarterly basis, and more frequently when such an evaluation is warranted, to determine if impairment exists. A debt related investment is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the agreement. When a loan is deemed impaired, the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. There were no impairment losses recognized for our debt related investments in the accompanying consolidated statements of operations during the three or nine months ended September 30, 2009 and 2008.

Derivative Instruments and Hedging Activities

ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We record all derivative instruments in the accompanying balance sheets at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. Derivative instruments used to hedge exposure to changes in the fair value of an asset, liability, or firm commitments attributable to a particular risk, such as interest rate risk, are considered “fair value” hedges. Derivative instruments used to hedge exposure to variability in expected future cash flows, such as future interest payments, or other types of forecasted transactions, are considered “cash flow” hedges. We do not have any fair value hedges.

For derivative instruments designated as cash flow hedges, the changes in the fair value of the derivative instrument that represents changes in expected future cash flows which are effectively hedged by the derivative instrument are initially reported as other comprehensive income (loss) in the consolidated statement of stockholders’ equity until the derivative instrument is settled. Upon settlement, the effective portion of the hedge is recognized as other comprehensive income (loss) and amortized over the term of the designated cash flow or transaction the derivative instrument was intended to hedge. The change in value of any derivative instrument that is deemed to be ineffective is charged directly to earnings when the determination of ineffectiveness is made. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For purposes of determining hedge ineffectiveness, management estimates the timing and potential amount of future fixed-rate debt issuances each quarter in order to estimate the cash flows of the designated hedged item or transaction. Management considers the likelihood of the timing and amount of entering into such forecasted transactions when determining the expected future fixed-rate debt issuances. We do not use derivative instruments for trading or speculative purposes. Additionally, we have an interest rate collar that is not designated as a hedge pursuant to the requirements of ASC Topic 815. This derivative is not speculative and is used to manage exposure to interest rate volatility. We classify cash paid to settle our forward starting swaps as financing activities in our consolidated statements of cash flows.

Noncontrolling Interests

Effective January 1, 2009, we adopted the provisions of ASC Topic 810, Consolidation (“ASC Topic 810”), which requires noncontrolling interests in a subsidiary, if certain criteria are met, to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be included within consolidated net income. ASC Topic 810 also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. ASC Topic 810 requires the parent to attribute to noncontrolling interests their share of losses even if such attribution results in a deficit noncontrolling interest balance within the parent’s equity accounts, and in some instances, requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated. As a result of our adoption of ASC Topic 810, we have recorded approximately $73.9 million and $74.8 million, respectively, as of September 30, 2009 and December 31, 2008, as noncontrolling interests in the permanent equity section of the accompanying balance sheets, which was formerly referred to as “minority interests.”

Reclassifications

Certain items in the consolidated financial statements corresponding to prior periods have been reclassified to conform to the current period presentation.

Concentration of Credit Risk and Other Risks and Uncertainties

All of our investments are subject to the various risks inherent in the current economic environment but certain of our investments, particularly our real estate securities investments, have been significantly impacted by the recent economic environment. Our investments in securities rely heavily on an active and orderly credit market and therefore the value of these securities is highly sensitive to changes in credit market conditions as well as the overall economic environment. In the summer of 2007, the domestic credit market began to deteriorate led by increasing defaults on sub-prime residential mortgages and continued across all forms of mortgage lending including commercial real estate and the general credit market as a whole. These changes have significantly and adversely affected the value and the liquidity of our real estate securities. If the existing state of the economy continues or worsens, it will likely continue to adversely impact the value and liquidity of our securities and could continue to adversely impact the ability for these securities to generate current income. Continued market volatility and uncertainty may also cause certain market indicators of impairment to persist, leading to further potential other-than-temporary impairment charges and/or permanent losses in our real estate security investments.

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

While the current credit quality of the underlying loans that comprise our CMBS and CRE-CDO investments reflect modest levels of deterioration, we have observed a recent increase in actual delinquencies and continued forecasted rises in delinquencies causes us to remain cautious about the future prospects of these investments and we acknowledge that the effects to the underlying credit quality may be delayed relative to the current economic situation. Furthermore, while the credit quality may reflect only modest levels of deterioration, the change in value of the underlying loans may also negatively impact the performance of our investment in these securities. The impact to our condensed consolidated financial statements resulting from the current and expected future condition of these investments is described in further detail in Note 4.

The lack of liquidity in the market has also made the valuation process pertaining to our CMBS and CRE-CDO investments difficult and subjective. Historically, our estimate of the value of these investments was primarily based on active issuances and the secondary trading market of such securities as compiled and reported by independent pricing agencies. The current market environment is absent new issuances and there has been very limited, if any, secondary trading of CMBS and CRE-CDOs that are similar to our investments. Our estimate of the fair value of our CMBS and CRE-CDO securities requires significant judgment by management and uses a combination of (i) observable market information, (ii) unobservable market assumptions and (iii) security-specific characteristics in determining the fair values of our CMBS and CRE-CDO investments. See Note 9 for additional details regarding our determination of the fair value of our CMBS and CRE-CDO investments. While we have used all available evidence to determine our best estimate of fair value, in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), the amount that we could obtain if we were forced to liquidate these securities in the current market may be significantly different than our estimate of fair value.

New Accounting Pronouncements

In June 2009, the FASB issued a new accounting standard that will be effective on January 1, 2010. This accounting standard is a revision to a previous FASB interpretation and changes how a reporting entity evaluates whether an entity is a variable interest entity and which entity is considered the primary beneficiary of a variable interest entity and is therefore required to consolidate such variable interest entity. This accounting standard will also require assessments at each reporting period of which party within the variable interest entity is considered the primary beneficiary and will require a number of new disclosures related to variable interest entities. We are currently evaluating the impact that this accounting standard will have on our financial position and results of operations upon adoption.

3. INVESTMENTS IN REAL PROPERTY

Our consolidated investments in real property consist of investments in office, industrial and retail properties. The following tables summarize our consolidated investments in real property as of September 30, 2009 and December 31, 2008 (amounts in thousands).

Real Property	Land	Building and Improvements	Intangible Lease Assets	Gross Investment Amount	Intangible Lease Liabilities	Total Investment Amount
As of September 30, 2009:
Office	$110,610	$294,831	$87,655	$493,096	$(10,567)	$482,529
Industrial properties	50,138	285,029	36,789	371,956	(8,950)	363,006
Retail properties	220,314	418,750	75,863	714,927	(47,389)	667,538

Total gross book value	381,062	998,610	200,307	1,579,979	(66,906)	1,513,073

Accumulated depreciation/amortization	—	(60,636)	(71,207)	(131,843)	10,859	(120,984)

Total net book value	$381,062	$937,974	$129,100	$1,448,136	$(56,047)	$1,392,089

As of December 31, 2008:
Office	$85,434	$271,880	$68,466	$425,780	$(7,883)	$417,897
Industrial properties	50,136	283,965	36,788	370,889	(8,952)	361,937
Retail properties	200,534	385,530	66,376	652,440	(43,922)	608,518

Total gross book value	336,104	941,375	171,630	1,449,109	(60,757)	1,388,352

Accumulated depreciation/amortization	—	(38,787)	(49,021)	(87,808)	6,788	(81,020)

Total net book value	$336,104	$902,588	$122,609	$1,361,301	$(53,969)	$1,307,332

Acquisitions

During the nine months ended September 30, 2009, we acquired two real properties located in the Washington, DC market with a combined gross investment amount of approximately $123.2 million.

Connecticut Avenue Office Center — On March 10, 2009, we acquired an office property (the “Connecticut Avenue Office Center”) from a third-party seller using proceeds from our public and private offerings and subsequent debt financing. The Connecticut Avenue Office Center has a total investment amount of approximately $63.6 million and consists of approximately 126,000 net rentable square feet that was approximately 98% occupied as of September 30, 2009. We incurred expenses of approximately $1.8 million related to the acquisition of the Connecticut Avenue Office Center which were expensed as incurred. These expenses were comprised of estimated legal, closing and due diligence costs of approximately $1.2 million and an acquisition fee paid to our Advisor of approximately $636,000.

Greater DC Retail Center — On April 6, 2009, we acquired a retail property (the “Greater DC Retail Center”) from a third-party seller using proceeds from our public and private offerings and through the assumption of debt financing. We acquired the Greater DC Retail Center for a purchase price of $65.0 million. After making certain adjustments related to contingent consideration received as part of this acquisition pursuant to ASC Topic 805, the Greater DC Retail Center has a total investment amount of approximately $59.6 million. The Greater DC Retail Center consists of approximately 233,000 net rentable square feet that was 100% occupied as of September 30, 2009. We incurred expenses of approximately $1.9 million related to the acquisition of the Greater DC Retail Center which were expensed as incurred. These expenses were comprised of estimated legal, closing and due diligence costs of approximately $1.2 million and an acquisition fee paid to our Advisor of approximately $650,000.

As of September 30, 2009, we have estimated and recorded approximately $1.8 million of contingent consideration which is included in other assets in our accompanying balance sheet related to our 2009 real estate acquisition activity, which resulted in income of approximately $950,000 in our statements of operations related to the increase in the estimate fair value of this contingent consideration for the three and nine months ended September 30, 2009. These contingencies generally provide us with limited compensation for potential capital expenditures, lost rent and certain other leasing-related expenses and incentives in the event that these expenditures are required. The total amount of contingent consideration that may be realized ranges from $0 to approximately $6.6 million. These contingencies will be resolved in 2010 and 2011.

4. INVESTMENT IN REAL ESTATE SECURITIES

As of September 30, 2009, our investment in real estate securities was comprised of investments in (i) preferred equity securities and (ii) CMBS and CRE-CDOs. As of September 30, 2009, the weighted average publicly-available credit rating, as provided by Standard and Poor’s, of our CMBS and CRE-CDO securities were approximately BB+ and CCC+, respectively. Approximately 84% of our preferred equity securities, based on amount invested, do not have credit ratings. The following table describes our investments in real estate securities as of September 30, 2009 and December 31, 2008 (dollar amounts in thousands).

	Preferred Equity	CRE-CDOs	CMBS	Total
As of September 30, 2009:
Amount invested, net of principal repayments	$102,725	$139,818	$4,019	$246,562
Other-than-temporary impairment	(69,694)	(132,227)	(3,866)	(205,787)
Reclassification of retained earnings to other comprehensive income	—	3,836	127	3,963
Net accretion of discounts and premiums	—	(296)	44	(252)

Amortized cost	33,031	11,131	324	44,486
Gross unrealized gains	21,389	617	—	22,006
Gross unrealized losses	(251)	(2,367)	—	(2,618)

Fair value	$54,169	$9,381	$324	$63,874

As of December 31, 2008:
Amount invested, net of principal repayments	$102,725	$139,821	$4,019	$246,565
Other-than-temporary impairment	(69,694)	(119,481)	(3,549)	(192,724)
Net accretion of discounts and premiums	—	1,167	109	1,276

Amortized cost	33,031	21,507	579	55,117
Gross unrealized loss	(1,439)	(1,310)	—	(2,749)

Fair value	$31,592	$20,197	$579	$52,368

Unrealized Gains (Losses)

As of September 30, 2009 and December 31, 2008, the balance in other comprehensive income (loss) specific to our real estate securities reflected a gain of approximately $19.4 million and a loss of approximately $2.7 million, respectively.

As of September 30, 2009, certain of our securities had a fair value below their respective amortized cost. The following table shows the gross unrealized losses and fair value of our securities with unrealized losses, aggregated by type of security and length of time the individual securities have been in continuous unrealized loss positions (amounts in thousands).

	Less Than 12 Months			12 Months or Greater			Total
Type of Security	Number of Holdings	Fair Value	Gross Unrealized Loss	Number of Holdings	Fair Value	Gross Unrealized Loss	Number of Holdings	Fair Value	Gross Unrealized Loss
As of September 30, 2009:
Preferred Equity	—	$—	$—	2	$3,373	$251	2	$3,373	$251
CMBS and CRE-CDOs	1	968	2,367	—	—	—	1	968	2,367

Total	1	$968	$2,367	2	$3,373	$251	3	$4,341	$2,618

As of December 31, 2008:
Preferred Equity	3	$3,658	$755	2	$1,139	$684	5	$4,797	$1,439
CMBS and CRE-CDOs	2	1,935	1,310	—	—	—	2	1,935	1,310

Total	5	$5,593	$2,065	2	$1,139	$684	7	$6,732	$2,749

Based upon our intent and ability to hold these real estate securities for a period of time sufficient to allow for a forecasted recovery of fair value, the continued performance of the issuer or the underlying collateral, and our assessment, based on all available evidence considered, that the underlying cash flows will continue to perform in the future, the gross unrealized loss of approximately $2.6 million is considered to be temporary as of September 30, 2009, and, as a result, no additional impairment losses related to the real estate securities in the above table have been recognized. See Note 2 for discussion of the impairment models applicable to our investments in real estate securities. As of September 30, 2009, we had a gross unrealized gain of approximately $22.0 million related to 22 of our preferred equity securities with a fair value of approximately $50.8 million and six of our CMBS and CRE-CDO securities with a fair value of approximately $4.6 million.

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

Other-than-Temporary Impairment

During the three and nine months ended September 30, 2009, we recorded impairment charges totaling approximately $6.4 million and $14.6 million, respectively, of which approximately $1.5 million was determined to be noncredit related losses which resulted in a net other-than-temporary impairment of approximately $6.4 million and $13.1 million, respectively, of our real estate securities. During the three and nine months ended September 30, 2008, we recorded charges totaling approximately $13.5 million and $79.4 million, respectively, related to other-than-temporary impairment of our real estate securities.

In addition, we determined that we cannot reliably predict the timing and amount of cash flows that we expect to receive related to our CMBS and CRE-CDO securities. Therefore, we account for such securities under the cost recovery method of accounting. The application of the cost recovery method of accounting requires that we cease to recognize interest income related to these securities until the amortized cost of each respective security is depleted or until we can reliably estimate cash flows. After such point, cash payments will be recorded to interest income, which will result in diminished securities income in future periods in the near term.

Credit Losses

Pursuant to the provisions of ASC Topic 320-10-65, since we do not intend to sell any of our debt securities and it is not more likely than not that we will be required to sell any of our debt securities before recovery, other-than-temporary impairment write-downs related to our debt securities are separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income.

A credit loss represents the difference between the present value of expected future cash flows and the amortized cost basis of a debt security. As of September 30, 2009, we had recognized approximately $132.1 million in other-than-temporary impairment related to our investments in debt securities. On April 1, 2009, for certain securities, we reclassified approximately $4.0 million in non-credit related other-than-temporary impairment from distributions in excess of earnings to accumulated other comprehensive income (loss). During the three months ended September 30, 2009, we recognized other-than-temporary impairment of approximately $6.4 million, all of which we determined was related to credit losses. The following table presents a rollforward of the credit loss component of the amortized cost of debt securities for the three and nine months ended September 30, 2009 (amounts in thousands).

	For the Three Months Ended September 30, 2009,			For the Nine Months Ended September 30, 2009,
	CRE-CDOs	CMBS	Total	CRE-CDOs	CMBS	Total
Credit loss at beginning of period	$122,323	$3,422	$125,745	$119,481	$3,549	$123,030
Reclassification of credit losses to OCI	—	—	—	(3,836)	(127)	(3,963)
Subsequent other-than-temporary impairment	6,068	317	6,385	12,746	317	13,063

Credit loss as of September 30, 2009	$128,391	$3,739	$132,130	$128,391	$3,739	$132,130

Significant Inputs

For our investments in debt securities that we can reliably estimate cash flows, we do so based on all relevant, available information, including information about past events, current conditions and reasonable and supportable forecasts. In estimating cash flows of our debt securities, which requires significant judgment, we specifically consider and analyze factors such as remaining payment terms, prepayments, financial condition and value of the underlying collateral, expected defaults, analyst reports and forecasts, credit ratings and other market data that are relevant to the collectability of the contractual cash flows from the security. The estimated cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to determine the present value of the estimated cash flows.

During the three months ended September 30, 2009, we determined that we cannot reliably estimate the timing and amount of cash flows related to certain of our CMBS and CRE-CDO securities. As a result, we account for such securities under the cost recovery method of accounting with respect to these securities.

Contractual Maturities

Our preferred equity securities are perpetual in nature and; therefore, have no stated maturity, call or redemption dates. Our CMBS and CRE-CDO securities all have contractual maturities ranging from 2042 through 2052.

Securities Income

The following table describes our income from real estate securities investments for the three and nine months ended September 30, 2009 and 2008. Issuers of three of our preferred equity securities indefinitely suspended their respective preferred dividends during the three months ended December 31, 2008, resulting in a decrease in securities income for the three and nine months ended September 30, 2009 of approximately $197,000 and $1.3 million, respectively, compared to the same periods in 2008. (Dollar amounts in the below table are in thousands.)

						Weighted Average Yield as of September 30, 2009 (1)
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Security Type	Number of Holdings
		2009	2008	2009	2008
Preferred Equity	24	$1,426	$1,612	$4,240	$5,552	5.5%
CRE-CDO (2)	15	61	2,453	2,217	6,993	3.1%
CMBS (2)	2	12	72	172	213	5.0%

Total	41	$1,499	$4,137	$6,629	$12,758	4.7%

(1)	Weighted average yield is calculated on an unlevered basis using the amount invested, current interest rates and accretion of premiums and discounts realized upon the initial investment for each security type. For purposes of this table, yields for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of September 30, 2009. We have assumed a yield of zero on our preferred equity securities investments for which the preferred dividend payment has been indefinitely suspended and for our CDO investments for which we no longer record income.
(2)	We recorded incremental amortization associated with other-than-temporary impairment related to our CRE-CDO and CMBS securities of approximately $1.3 million and $2.0 million, respectively for the three and nine months ended September 30, 2009 as a reduction to interest income. We recorded approximately $387,000 as an increase to interest income as a result of additional accretable yield associated with previously impaired CRE-CDOs for the same period in 2008. This amortization is not included in the calculation of yield as described above in footnote (1).

5. DEBT RELATED INVESTMENTS

As of September 30, 2009, we had approximately $171.2 million in debt related investments including an investment of approximately $17.4 million in an unconsolidated joint venture. The following table describes our debt related investments as of September 30, 2009 and December 31, 2008 (dollar amounts in thousands).

					Weighted Average Expected Maturity in Years (2)
	Number of Investments as of		Net Investment (1) as of
Investment Type	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Mortgage notes	1	—	$64,694	$—	2.8
B-notes	4	4	51,917	51,930	2.4
Mezzanine debt	2	2	37,182	36,919	5.2

Subtotal	7	6	153,793	88,849	3.3

Unconsolidated joint venture (3)	1	1	17,380	17,532	0.7

Total	8	7	$171,173	$106,381	3.0

(1)	Amount presented is net of accumulated accretion and amortization of discounts and premiums.
(2)	As of September 30, 2009 and weighted by relative investment amounts.
(3)	One of our debt related investments is accounted for as an unconsolidated joint venture using the equity method. We include this equity method investment in our debt related investments operating segment as the terms of our investment are similar to our other debt related investments.

As of September 30, 2009, there were no delinquent debt service payments owed to us related to our debt related investments. The following table describes our debt related income, including equity in earnings of an unconsolidated joint venture, for the three and nine months ended September 30, 2009 and 2008 (dollar amounts in thousands).

					Weighted Average Yield as of September 30, 2009 (1)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Investment Type	2009	2008	2009	2008
Mortgage loan	$1,408	$910	$1,408	$2,346	11.2%
B-notes	731	950	2,292	2,962	5.8%
Mezzanine debt	959	593	2,770	2,132	10.0%

Subtotal	3,098	2,453	6,470	7,440	9.1%

Unconsolidated joint venture	557	31	1,653	31	13.0%

Total	$3,655	$2,484	$8,123	$7,471	9.5%

(1)	Weighted average yield is calculated on an unlevered basis using the net investment amount, current interest rates and accretion of premiums or discounts realized upon the initial investment for each investment type as of September 30, 2009. Yields for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of September 30, 2009 for purposes of this table.

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

6. DEBT OBLIGATIONS

We use and intend to continue to use debt as a means of financing a portion of our investments. As of September 30, 2009 and December 31, 2008, we had outstanding debt obligations of approximately $820.6 million and $734.9 million, respectively. These borrowings were comprised of mortgage notes as of September 30, 2009 and December 31, 2008 of approximately $807.3 million and $719.1 million, respectively, and other secured borrowings of approximately $13.3 million and $15.9 million, respectively.

Mortgage Notes

The following table describes our mortgage notes related to our operating properties in more detail as of September 30, 2009 and December 31, 2008 (dollar amounts in thousands).

	Weighted Average Stated Interest Rate as of		Outstanding Balance as of (1)		Gross Investment Amount of Properties Securing Mortgage Notes as of
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Fixed rate mortgages	6.0%	6.0%	$744,618	$661,031	$1,291,544	$1,131,051
Floating rate mortgages (2)	2.0%	2.2%	62,647	58,036	86,266	85,665

Total / weighted average	5.7%	5.7%	$807,265	$719,067	$1,377,810	$1,216,716

(1)	Amounts presented are net of unamortized discounts to the face value of our outstanding fixed-rate mortgages of $4.4 million and $221,000, as of September 30, 2009 and December 31, 2008, respectively.
(2)	As of both September 30, 2009 and December 31, 2008, floating-rate mortgage notes were subject to interest rates at spreads between 1.40% and 3.50% over one-month LIBOR.

As of September 30, 2009, of the 36 mortgage notes outstanding, 17 were interest only and 19 were fully amortizing with outstanding balances of approximately $505.1 million and $302.2 million, respectively. Mortgage notes outstanding as of September 30, 2009 had maturity dates ranging from January 2010 through September 2036. None of our mortgage notes are recourse to us. Five of our mortgage notes with an aggregate outstanding principal balance as of September 30, 2009 of approximately $69.6 million, have initial maturities before December 31, 2011. One of these notes, with an outstanding principal balance as of September 30, 2009 of $46.5 million has an extension option beyond December 31, 2011. This extension option is subject to certain lender covenants and restrictions that we must meet to extend this maturity date. We currently have not determined whether we will apply for this extension and we cannot assert with any degree of certainty that we will qualify for this extension upon the initial maturity date of this mortgage note.

Borrowing Activity

During the nine months ended September 30, 2009, we incurred or assumed approximately $90.8 million in mortgage debt financing that was comprised of three mortgage notes secured by seven real properties. These notes are all amortizing, bearing interest at a weighted average stated rate of approximately 6.14%, and mature between July 2014 and April 2016.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2009, we used such derivatives to hedge the variable cash flows associated with existing variable-rate debt or forecasted issuances of debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the nine months ended September 30, 2009, we recorded a loss of approximately $413,000 due to hedge ineffectiveness in earnings attributable to the delay in issuance of debt for derivatives used to hedge forecasted issuances of debt.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2009, we used such derivatives to hedge variable cash flows associated with existing variable-rate debt or forecasted issuances of debt. During the next twelve months, we estimate that an additional amount of approximately $2.8 million will be reclassified as an increase to interest expense.

During the three and nine months ended September 30, 2009, approximately $561,000 and $9.1 million, respectively, of losses were reclassified from other comprehensive income (loss) to earnings due to our determination that it was no longer probable that previously forecasted issuances of fixed-rate debt associated with certain of our forward starting swaps would be issued within the timeframe specified in the corresponding hedge designation memorandum. This was partially offset by a net gain of approximately $575,000 and $1.6 million, respectively, for the three and nine months ended September 30, 2009 due to a change in forecasted dates of debt issuances.

Our hedging exposure to the variability in future cash flows for forecasted debt issuances expired in July 2009 when we terminated our last LIBOR-based forward starting swap.

Designated Hedges

As of September 30, 2009, we had one outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk with a notional amount of $46.5 million. This hedge will terminate in June 2010.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used by us to hedge our exposure to interest rate movements and other identified risks but do not meet the hedge accounting requirements of ASC Topic 815. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a loss of approximately $11,000 and $60,000 for the three and nine months ended September 30, 2009, respectively. As of September 30, 2009, we had one outstanding interest rate collar derivative that was not designated as a hedge in a qualifying hedging relationship with a notional amount of $9.7 million. As of September 30, 2009, this interest rate collar was recorded as a liability on our consolidated balance sheet with a fair value of approximately $138,000.

Fair Values of Derivative Instruments

The table below presents the fair value of our derivative financial instruments as well as their classification on our accompanying balance sheet as of September 30, 2009 (amounts in thousands).

	As of September 30, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$1	Derivative instruments	$—

Total derivatives designated as hedging instruments		1		—

Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	—	Derivative instruments	138

Total derivatives not designated as hedging instruments		—		138

Total derivatives		$1		$138

Effect of Derivative Instruments on the Statement of Operations

The table below presents the effect of our derivative financial instruments on our accompanying statements of operations for the three and nine months ended September 30, 2009 (amounts in thousands).

	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2009
Derivatives Designated as Hedging Instruments

Derivative type	Interest rate contracts	Interest rate contracts
Amount of gain or (loss) recognized in OCI (effective portion)	$5	$(4,960)
Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Interest expense	Interest expense
Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)	$(638)	$(1,617)
Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) on derivatives	Gain (loss) on derivatives
Amount of gain or (loss) recognized in income due to missed forecast (ineffective portion and amount excluded from effectiveness testing)	$(561)	$(9,552)

Derivatives Not Designated as Hedging Instruments

Derivative type	Interest rate contracts	Interest rate contracts
Location of gain or (loss) recognized in income	Gain (loss) on derivatives	Gain (loss) on derivatives
Amount of gain (loss) recognized in income	$577	$1,555

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

As of September 30, 2009, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, was approximately $175,000. As of September 30, 2009, we had not posted any collateral related to these agreements. If we had breached any of these provisions as of September 30, 2009, we could have been required to settle our obligations under the agreements at their termination value of approximately $175,000.

8. THE OPERATING PARTNERSHIP’S PRIVATE PLACEMENTS

Our Operating Partnership, through the TRS, has offered undivided tenancy-in-common interests in real property and beneficial interests in Delaware Statutory Trusts that own real property (hereinafter referred to collectively as “fractional interests”) to accredited investors in private placements. We anticipate that these fractional interests may have served as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). The properties owned through such fractional interests sold to accredited investors are 100% leased by our Operating Partnership. Additionally, our Operating Partnership has a purchase option giving it the right, but not the obligation, to acquire the fractional interests from the investors at a later point in time in exchange for partnership units in the Operating Partnership representing OP Units. After a period of one year, holders of OP Units have the right to redeem their OP Units. We have the option, in our sole discretion, of redeeming the OP Units with cash, shares of our common stock or with a combination of cash and shares of our common stock.

The proceeds from the sale of these fractional interests are accounted for as financing obligations in the accompanying consolidated balance sheets pursuant to ASC Topic 840, Accounting for Leases. As previously discussed, our Operating Partnership has 100% leased the properties sold to investors, and in accordance with ASC Topic 840, rental payments made pursuant to such leases to investors are accounted for generally as interest expense using the interest method whereby a portion is accounted for as interest expense and a portion is accounted for as an accretion or amortization of the outstanding principal balance of the financing obligations.

During the nine months ended September 30, 2009, we raised approximately $12.2 million from the sale of fractional interests in one property. Furthermore, during the nine months ended September 30, 2009, we exercised our option to acquire, at fair value, approximately $7.9 million of previously sold fractional interests in one property for a combination of (i) approximately 747,000 OP Units issued at a price of $10.00 per OP Unit, representing approximately $7.5 million of the aggregate purchase and (ii) approximately $412,000 in cash. The result of this activity was a net increase in our financing obligations of approximately $4.3 million for the nine months ended September 30, 2009.

For the three and nine months ended September 30, 2009, we incurred rent obligations of approximately $1.7 million and $4.8 million, respectively, under our lease agreements with the investors who have participated in our private placements. During the same period in 2008, we incurred rent obligations of approximately $1.4 million and $4.5 million, respectively, under our lease agreements with the investors who have participated in our private placements. The various lease agreements in place as of September 30, 2009 contained expiration dates ranging from June 2019 to January 2023.

We paid certain up-front fees and reimburse certain related expenses to our Advisor, the Dealer Manager and Dividend Capital Exchange Facilitators LLC (the “Facilitator”) for raising capital through these private placements. Our Advisor is obligated to pay all of the offering and marketing related costs associated with these private placements. However, we are obligated to pay our Advisor a non-accountable expense allowance equal to 1.5% of the gross equity proceeds raised through these private placements. In addition, we are obligated to pay the Dealer Manager a dealer manager fee of up to 1.5% of gross equity proceeds raised and a commission of up to 5.0% of gross equity proceeds raised through these private placements. The Dealer Manager may re-allow such commissions and a portion of such dealer manager fee to participating broker dealers participating in the respective private placements. In addition, we are obligated to pay a transaction facilitation fee to the Facilitator, an affiliate of our Advisor, of up to 2.0% of gross equity proceeds raised through these private placements.

During the three and nine months ended September 30, 2009, we incurred upfront costs of approximately $671,000 and $1.2 million, respectively, payable to our Advisor and other affiliates for services provided related to effecting these transactions, which are accounted for as deferred loan costs. During the same period in 2008, we incurred upfront costs of approximately $1.8 million and $5.0 million, respectively, payable to our Advisor and other affiliates for services provided related to effecting these transactions, which are accounted for as deferred loan costs. Such deferred loan costs are included in other assets in the accompanying consolidated balance sheets and amortized to interest expense over the life of the financing obligation. If we elect to exercise our purchase option as described above and issue OP Units, the unamortized up-front fees and expense reimbursements paid to affiliates will be recorded against noncontrolling interests as a reduction of the amount received for issuing the OP Units. We did not issue OP Units during the three months ended September 30, 2009. During the nine months ended September 30, 2009, we recorded approximately $664,000 of unamortized deferred loan cost against noncontrolling interest as a reduction in the amount received for issuing OP Units. During the same periods in 2008, we recorded approximately $909,000 and $6.0 million, respectively, of unamortized deferred loan cost against noncontrolling interest as a reduction in the amount received for issuing OP Units. If our Operating Partnership does not elect to exercise any such purchase option, we will continue to account for these transactions as a financing obligation because we will continue to sublease 100% of the properties and will therefore not meet the definition of “active use” set forth in ASC Topic 840 in order to recognize the sale of such fractional interests.

9. FAIR VALUE DISCLOSURES

ASC Topic 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC Topic 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

ASC Topic 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC Topic 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

The table below presents certain of our assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall as defined above (amounts in thousands).

	Level 1	Level 2	Level 3	Total
As of September 30, 2009:
Assets
Preferred equity	$54,169	$—	$—	$54,169
CMBS and CRE-CDOs	—	—	9,705	9,705

Investment in real estate securities	54,169	—	9,705	63,874
Liabilities
Derivative instruments	—	(138)	—	(138)

Total	$54,169	$(138)	$9,705	$63,736

As of December 31, 2008:
Assets
Preferred equity	$31,592	$—	$—	$31,592
CMBS and CRE-CDOs	—	—	20,776	20,776

Investment in real estate securities	31,592	—	20,776	52,368
Liabilities
Derivative instruments	—	(27,213)	—	(27,213)

Total	$31,592	$(27,213)	$20,776	$25,155

The table below presents a reconciliation of the beginning and ending balances of certain of our assets and liabilities having fair value measurements based on significant unobservable inputs (Level 3) between December 31, 2008 and September 30, 2009 (amounts in thousands).

CMBS and CRE-CDOs
Beginning balance as of December 31, 2008	$20,776
Included in net income (loss) (1)	(10,628)
Included in other comprehensive income (loss)	(440)
Purchases, issuances and settlements	(3)

Total change in fair value	$(11,071)
Transfers in and/or out of Level 3	—

Ending balance as of September 30, 2009	$9,705

(1)	Amount presented is net of the cumulative effect adjustment of approximately $4.0 million that resulted from our adoption of ASC Topic 320-10-65 and also includes net amortization of approximately $445,000.

Fair Value Estimates of Investments in Real Estate Securities

As of September 30, 2009, our real estate securities were valued in two categories, comprised of (i) preferred equity securities and (ii) CMBS and CRE-CDOs. Our pricing procedures for each of the two categories are applied to each specific investment within their respective categories.

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

The majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with our derivative instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of potential default by us and our counterparties. As of September 30, 2009, we had assessed the significance of the impact of the credit valuation adjustments and had determined that it was not significant to the overall valuation of our derivative instruments. As a result, we have determined that all of our derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

We are required to disclose the fair value of our financial instruments for which it is practical to estimate that value under ASC Topic 825, Financial Instruments (“ASC Topic 825”). ASC Topic 825 defines the fair value of a financial instrument as the amount at which such financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair value using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise and changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In that regard, the fair value estimates may not be substantiated by comparison to independent markets, and in many cases, may not be realized in immediate settlement of the instrument. See Note 9 for further discussion of our determination of fair values in inactive markets and the corresponding application of the ASC Topic 820 hierarchy.

        The fair values estimated below are indicative of the interest rate and other assumptions as of September 30, 2009 and December 31, 2008, and may not take into consideration the effects of subsequent interest rate or other assumption fluctuations, or changes in the values of underlying collateral. The fair values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate their carrying values because of the short-term nature of these instruments. In addition, we determined that the fair value of our other secured borrowings approximates its carrying value as of September 30, 2009 and December 31, 2008.

The carrying amounts and estimated fair values of our other financial instruments as of September 30, 2009 and December 31, 2008 were as follows (amounts in thousands).

	As of September 30, 2009		As of December 31,2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Investments in real estate securities	$63,874	$63,874	$52,368	$52,368
Fixed-rate debt related investments, net	119,859	114,899	54,898	52,086
Floating-rate debt related investments, net	33,934	32,718	33,951	33,231

Liabilities:
Fixed-rate mortgage notes	$744,618	$656,680	$661,031	$617,509
Floating-rate mortgage notes	62,647	60,703	58,036	56,381
Derivative liabilities	138	138	27,213	27,213

See Note 9 for details regarding methodologies and key assumptions applied to determining the fair value of our investments in real estate securities and derivative liabilities. The methodologies used and key assumptions made to estimate fair values of the other financial instruments described in the above table are as follows:

Debt Related Investments — The fair value of our debt investments as of September 30, 2009 and December 31, 2008 was estimated using a discounted cash flow analysis that utilized estimates of scheduled cash flows and discount rates estimated to approximate those that a willing buyer and seller might use.

Mortgage Notes — The fair value of our fixed-rate and floating-rate mortgage notes as of September 30, 2009 and December 31, 2008 was estimated using a discounted cash flow analysis, based on our estimate of market interest rates. Credit spreads relating to the underlying instruments are based on unobservable Level 3 inputs which we have determined to be our best estimate of current market spreads of similar instruments.

11. NONCONTROLLING INTERESTS

Our noncontrolling interests consist of three components: (i) joint venture partnership interests held by our partners, (ii) OP Units held by third parties and (iii) Special Units held by the parent of our Advisor. The following table summarizes noncontrolling interest balances as of September 30, 2009 and December 31, 2008 in terms of cumulative contributions, distributions and cumulative allocations of net income (loss) (amounts in thousands).

	As of September 30, 2009	As of December 31, 2008
OP Units:
Contributions	$63,973	$59,394
Distributions	(5,867)	(2,660)
Share of net loss	(7,315)	(6,276)
Share of comprehensive income	3,088	1,611

Subtotal	53,879	52,069
Joint Venture Partner Interests:
Contributions	35,323	35,274
Distributions	(12,926)	(10,543)
Share of net loss	(2,341)	(2,004)

Subtotal	20,056	22,727
Special Units:
Contributions	1	1
Distributions	—	—
Share of net loss	—	—

Subtotal	1	1

Total	$73,936	$74,797

OP Units

Securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, are classified as redeemable noncontrolling interests outside of permanent equity in our accompanying balance sheets. We have evaluated our ability to deliver shares of common stock to satisfy redemption requests from holders of our OP Units pursuant and we have concluded that we have the right to satisfy the redemption requirements of holders of our OP Units by delivering unregistered shares of our common stock. Each outstanding OP Unit is exchangeable for one share of our common stock, and the OP Unit holder cannot require redemption in cash or other assets. As a result we classify our OP Units held by third parties as noncontrolling interests.

As of September 30, 2009 and December 31, 2008, we owned approximately 96.3% and 96.1%, respectively, of our Operating Partnership, and the remaining interests in our Operating Partnership were owned by third-party investors and our Advisor. After a period of one year, holders of OP Units may request the Operating Partnership to redeem their OP Units. We have the option of redeeming the OP Units with cash, shares of our common stock or with a combination of cash and shares of our common stock. In May 2005, our Operating Partnership issued 20,000 OP Units to our Advisor for gross proceeds of $200,000, which represented less than a 0.1% ownership interest in our Operating Partnership as of September 30, 2009 and December 31, 2008. In addition, as of September 30, 2009 and December 31, 2008, we had issued approximately 7.0 million, net of redemptions, and 6.5 million OP Units, respectively, to third-party investors in connection with our Operating Partnership’s private placements and such units had a maximum approximate redemption value as of September 30, 2009 and December 31, 2008, of approximately $72.3 million and $64.8 million, respectively, based on the price of our common stock. During the three and nine months ended September 30, 2009, we redeemed approximately 129,000 and 239,000 OP Units, respectively, by paying cash of approximately $1.2 million and $2.2 million, respectively. The following table summarizes contributions, distributions, share of net loss and share of comprehensive loss for the three and nine months ended September 30, 2009 (amounts in thousands).

	For the Three Months Ended, September 30, 2009	For the Nine Months Ended, September 30, 2009
OP Units:
Net contributions (redemptions)	$(1,195)	$4,579
Distributions	(1,060)	(3,207)
Share of net loss	(255)	(1,039)
Share of comprehensive income	804	1,477

Total	$(1,706)	$1,810

Joint Venture Partner Interests

Certain of our joint ventures are consolidated by us in the accompanying consolidated financial statements. Our joint venture partners’ interests in our consolidated partnerships are not redeemable. As a result, we classify our joint venture partners’ interests as noncontrolling interests. We present contributions, distributions and equity in earnings of the respective joint venture partners as noncontrolling interests. The following table summarizes the joint venture partner contributions, distributions and share of net loss for the three and nine months ended September 30, 2009 (amounts in thousands).

	For the Three Months Ended, September 30, 2009	For the Nine Months Ended, September 30, 2009
Joint Venture Partner Interests:
Contributions	$20	$49
Distributions	(366)	(2,383)
Share of net loss	(72)	(337)

Total	$(418)	$(2,671)

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

We have evaluated Special Units held by the Advisor and determined that Special Units are not redeemable at a fixed or determinable amount on a fixed or determinable date, at the option of the holder, or upon events that are not solely within our control. As a result, we classify our Special Units as noncontrolling interests.

There was no activity related to Special Unit holders during the three and nine months ended September 30, 2009.

12. STOCKHOLDERS’ EQUITY

Common Stock

On May 27, 2005, we filed a registration statement on Form S-11 with the Commission in connection with an initial public offering of our common stock, which was declared effective on January 27, 2006. Pursuant to the registration statement, we offered up to $2.0 billion in shares of our common stock, 75% of which were offered to the public at a price of $10.00 per share, and 25% of which were offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. On June 11, 2007, we filed a registration statement on Form S-11 with the Commission for a follow-on public offering of our common stock, which was initially declared effective on January 22, 2008. Pursuant to the registration statement, we offered up to $2.0 billion in shares of our common stock, 75% of which were offered to the public at a price of $10.00 per share, and 25% of which were offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. On August 3, 2009, we announced the termination of the primary portion of our public offering effective as of the close of business on September 30, 2009. We ceased to accept any subscriptions effective after September 30, 2009. We will, however, continue to offer shares of common stock through our distribution reinvestment plan. The following table summarizes shares sold, gross proceeds received and the commissions and fees paid by offering as of September 30, 2009 (amounts in thousands).

	Shares	Gross Proceeds	Commissions and Fees	Net Proceeds
Shares sold in the initial offering	114,741	$1,136,968	$(104,295)	$1,032,673
Shares sold in the follow-on offering	66,787	656,563	(54,851)	601,712
Shares sold pursuant to our distribution reinvestment plan in the initial offering	3,455	32,825	(309)	32,516
Shares sold pursuant to our distribution reinvestment plan in the follow-on offering	7,854	74,617	—	74,617
Shares repurchased pursuant to our share redemption program	(10,156)	(94,449)	—	(94,449)

Total	182,681	$1,806,524	$(159,455)	$1,647,069

For the three and nine months ended September 30, 2009, approximately 10.7 million and 27.6 million shares of our common stock were issued in connection with our public offerings, respectively, for net proceeds of approximately $97.3 million and $250.4 million, respectively. For the same periods in 2008, approximately 12.3 million and 37.7 million shares of our common stock were issued in connection with our public offerings, respectively, for net proceeds of approximately $120.1 million and $371.0 million, respectively. The net proceeds from the sale of these shares were transferred to our Operating Partnership in exchange for OP Units on a one-for-one basis.

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

During the three and nine months ended September 30, 2009, we redeemed approximately 1.7 million and 3.9 million shares of our common stock, respectively, pursuant to our share redemption program for approximately $16.0 million and $37.0 million, respectively. During the same periods in 2008, we redeemed approximately 971,000 and 2.2 million shares of our common stock, respectively, pursuant to our share redemption program for approximately $9.0 million and $20.0 million, respectively. We have historically limited the number of shares to be redeemed during any consecutive twelve month period to no more than five percent of the number of shares of common stock outstanding at the beginning of such twelve month period (the “Redemption Cap”). During the third quarter of 2009, we had received requests to redeem approximately 5.6 million shares of common stock, which exceeded our third quarter 2009 Redemption Cap of approximately 1.4 million shares of common stock by approximately 4.2 million shares. Based on application of the Redemption Cap, we redeemed, on a pro rata basis, approximately 25.2% of the shares each shareholder requested to be redeemed for the third quarter of 2009. The above pro rata-based redemption figures exclude consideration of incremental shares redeemed based on the event of death or disability (as such term is defined by the Code) of a stockholder. Pursuant to the terms of our share redemption program, our board of directors, in its sole discretion, may at any time and from time to time waive the applicable Redemption Cap in the event of a death or disability of a stockholder.

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

During the three and nine months ended September 30, 2009, we declared distributions to our common stockholders of approximately $26.7 million and $76.7 million, respectively. Of these amounts, for the three and nine months ended September 30, 2009, approximately $13.0 million and $36.4 million, respectively, was paid in cash and approximately $13.7 million and $40.3 million, respectively, was reinvested in shares of our common stock pursuant to our distribution reinvestment plan.

During the three and nine months ended September 30, 2008, we declared distributions to our common stockholders of approximately $22.1 million and $60.3 million, respectively. Of these amounts, approximately $9.5 million and $25.3 million, respectively, was paid in cash and approximately $12.6 million and $35.0 million, respectively, was reinvested in shares of our common stock pursuant to our distribution reinvestment plan.

The following table sets forth the distributions that have been paid and/or authorized as of September 30, 2009.

	Amount Declared Per Share/Unit (1)	Annualized Amount Per Share/Unit (1)	Payment Date
2008
1st Quarter 2008	$0.1500	$0.60	April 15, 2008
2nd Quarter 2008	$0.1500	$0.60	July 15, 2008
3rd Quarter 2008	$0.1500	$0.60	October 15, 2008
4th Quarter 2008	$0.1500	$0.60	January 15, 2009
2009
1st Quarter 2009	$0.1500	$0.60	April 15, 2009
2nd Quarter 2009	$0.1500	$0.60	July 15, 2009
3rd Quarter 2009	$0.1500	$0.60	October 15, 2009
4th Quarter 2009	$0.1500	$0.60	January 15, 2010	(2)

(1)	Assumes ownership of share or unit for the entire quarter.
(2)	Expected payment date.

13. RELATED PARTY TRANSACTIONS

Our Advisor

Our day-to-day activities are managed by our Advisor, an affiliate, under the terms and conditions of the Advisory Agreement. Our Advisor is considered to be a related party as certain indirect owners and employees of our Advisor serve as our executives. The responsibilities of our Advisor include the selection and underwriting of our real property, real estate securities and debt related investments, the negotiations for these investments, the asset management and financing of these investments and the selection of prospective joint venture partners. As of September 30, 2009 and December 31, 2008, we owed accounts payable and accrued expenses payable of approximately $1.8 million and $721,000, respectively, to our Advisor and affiliates of our Advisor.

Acquisition Fees

Pursuant to the Advisory Agreement, we pay certain acquisition fees to the Advisor. For each real property acquired in the operating stage, the acquisition fee is an amount equal to 1.0% of our proportional interest in the purchase price of the property. For each real property acquired prior to or during the development or construction stage, the acquisition fee will be an amount not to exceed 4.0% of the total project cost (which will be the amount actually paid or allocated to the purchase, development, construction or improvement of a property exclusive of acquisition fees and acquisition expenses). The Advisor also is entitled to receive an acquisition fee of 1.0% of the principal amount in connection with (i) the origination or acquisition of any type of debt investment including, but not limited to, the origination of mortgage loans, B-notes, mezzanine debt, participating debt (including with equity-like features), non-traded preferred securities, convertible debt, hybrid instruments, equity instruments and other related investments, and (ii) the acquisition of any type of non-securitized debt investment including, but not limited to, acquisitions or participations in mortgage loans, B-notes, mezzanine debt, participating debt (including with equity-like features), non-traded preferred securities, convertible debt, hybrid instruments, equity instruments and other related investments. During the three and nine months ended September 30, 2009, our Advisor earned approximately $650,000 and $1.9 million in acquisition fees, respectively. Beginning on January 1, 2009, these fees were recorded as an expense in the period in which they are incurred. During the three and nine months ended September 30, 2008, our Advisor earned approximately $602,000 and $1.0 million in acquisition fees, respectively, which were accounted for as part of the historical cost of the acquired assets.

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

We have agreed to pay our Advisor certain acquisition and asset management fees that differ from the fee structure discussed above to facilitate the acquisition and management of certain debt investments that we may acquire pursuant to a product specialist agreement that our Advisor has entered into with the Debt Advisor (defined below). See the section below entitled “FundCore LLC” for additional details of this agreement and the corresponding fee structure.

For the three and nine months ended September 30, 2009, our Advisor earned approximately $3.4 million and $9.5 million in asset management fees, respectively. For the same periods in 2008, our Advisor earned approximately $2.7 million and $8.6 million in asset management fees, respectively.

Fees Paid to our Advisor and its Affiliates Related to Public Offerings of our Common Stock

The following table summarizes selling costs incurred by us in connection with our public offerings of common stock and paid to the Advisor and the Dealer Manager. These amounts have been included as a reduction to additional paid-in capital in the accompanying consolidated statement of stockholders’ equity. See below for further description of each fee for the three and nine months ended September 30, 2009 and 2008 (amounts in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Reimbursement and Fee Description	2009	2008	2009	2008
Organization and offering expense reimbursement	$1,405	$2,018	$3,512	$5,642
Dealer manager fees	2,341	3,000	5,855	9,126
Broker dealer sales commissions	4,133	5,328	10,260	16,271

Total fees	$7,879	$10,346	$19,627	$31,039

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

As of September 30, 2009, the Advisor had incurred cumulative reimbursable offering costs of approximately $40.6 million. As of September 30, 2009, we were obligated to reimburse approximately $27.2 million in such reimbursable offering costs. As of September 30, 2009, of the $27.2 million in reimbursable offering costs we had incurred, approximately $439,000 had not yet been reimbursed to the Advisor, and have been included in accounts payable and accrued expenses in the accompanying balance sheet. As of December 31, 2008, of the $23.7 million in reimbursable offering costs we had incurred, approximately $216,000 had not yet been reimbursed to the Advisor, which have been included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

Dealer Manager Fees and Broker Dealer Sales Commissions

Pursuant to the Dealer Manager Agreement, we pay a dealer manager fee of up to 2.5% of gross offering proceeds raised pursuant to our public offerings of common stock to the Dealer Manager as compensation for managing the offerings. The Dealer Manager is considered to be a related party as certain indirect owners and employees of the Dealer Manager serve as our executives. The Dealer Manager may re-allow a portion of such fees to broker dealers who participate in the offerings. We also pay up to a 6.0% sales commission of gross offering proceeds raised pursuant to our public offerings of common stock. As of September 30, 2009, all sales commissions paid to the Dealer Manager had been re-allowed to participating broker dealers. Such amounts are considered a cost of raising capital and as such are included as a reduction of additional paid-in capital in the accompanying consolidated statement of stockholders’ equity. Of these costs, we had accrued approximately $731,000 and $361,000 for dealer manager fees and $651,000 and $123,000 for sales commissions as of September 30, 2009 and December 31, 2008, respectively.

Fees Paid to the Advisor and Affiliates Related to our Operating Partnership’s Private Placement Offerings

The following table summarizes costs we incurred associated with our Operating Partnership’s private placement offerings and paid to the Advisor, the Dealer Manager and the Facilitator. These amounts are accounted for as deferred loan costs. Such deferred loan costs are included in our consolidated balance sheets and amortized to “Interest expense” over the life of the financing obligation (see Note 8 for additional information). As described in Note 8, if our Operating Partnership elects to exercise any purchase option and issue limited partnership units, the unamortized portion of up-front fees and expense reimbursements paid to affiliates will be recorded against noncontrolling interest as a selling cost of the limited partnership units. See below for further discussion of each fee described in the below table for the three and nine months ended September 30, 2009 and 2008 (amounts in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Reimbursement and Fee Description	2009	2008	2009	2008
Organization and offering expense reimbursement	$101	$280	$183	$756
Dealer manager fees	101	280	183	756
Broker dealer sales commissions	335	894	609	2,462
Facilitator fees	134	374	243	1,009

Total fees	$671	$1,828	$1,218	$4,983

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

Dealer Manager Fees and Broker Dealer Sales Commissions

We have also entered into a separate dealer manager agreement with the Dealer Manager pursuant to which we pay a dealer manager fee of up to 1.5% of the gross equity proceeds raised through our Operating Partnership’s private placements. We also pay the Dealer Manager a sales commission of up to 5.0% of the gross equity proceeds raised through our Operating Partnership’s private placement. As of September 30, 2009, substantially all of the sales commissions were re-allowed to participating broker dealers who are responsible for effecting sales.

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

Other Expense Reimbursements

In addition to the reimbursement of organizational and offering costs, we are also obligated, subject to certain limitations, to reimburse our Advisor for certain other expenses incurred on our behalf for providing services contemplated in the Advisory Agreement, (the Advisor utilizes its employees to provide such services and in certain instances that includes our named executive officers) provided that the Advisor does not receive a specific fee for the activities which generate the expenses to be reimbursed. For the three and nine months ended September 30, 2009, we incurred approximately $147,000 and $531,000, respectively, of these expenses which we reimbursed to the Advisor. For the three and nine months ended September 30, 2008, we incurred approximately $211,000 and $512,000, respectively, of these expenses which we reimbursed to the Advisor. We record these reimbursements as general and administrative expenses in our consolidated statements of operations.

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

The Advisor’s product specialists are and will be compensated through a combination of (i) reallowance of acquisition, disposition, asset management and/or other fees paid by us to the Advisor and (ii) potential profit participation in connection with specific portfolio asset(s) identified by them and invested in by us. We may enter into joint ventures or other arrangements with affiliates of the Advisor to acquire, develop and/or manage real properties. As of September 30, 2009, our Advisor had entered into joint venture and/or product specialist arrangements with one current affiliate (Dividend Capital Investments LLC) and one former affiliate (DCT Industrial Trust Inc.), as discussed below in more detail.

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

FundCore LLC

In August 2009, the Advisor entered into a product specialist agreement (the “Debt Advisor PSA”) with FundCore LLC (the “Debt Advisor”), an entity formed by affiliates of Hudson River Partners Real Estate Investment Management L.P. (“HRP”) and certain affiliates of the Advisor. Pursuant to the Debt Advisor PSA, the Debt Advisor has the right to perform acquisition and asset management services with respect to up to $130 million (plus any available leverage) of certain debt investments to be made by us. On August 5, 2009, the Advisor also entered into another product specialist agreement (the “HRP PSA”) with HRP. Pursuant to the HRP PSA, HRP has the right to perform the acquisition and asset management services with respect to up to $20 million (plus any available leverage) of certain debt investments to be made by us.

We have modified our Advisory Agreement with respect to the timing and amount of certain fees paid for acquisition and asset management services related to certain debt investments that will be provided by the Debt Advisor. The following is a summary of fees that will be paid to our Advisor related to the acquisition and management of such debt investments.

Debt Investment Acquisition Fees

For debt investments acquired pursuant to the Debt Advisor PSA discussed above, the Advisor will receive an acquisition fee equal the sum of:

(i)	1.0% of the relevant debt investment amount,

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

As of September 30, 2009, we had not acquired any debt investments pursuant to this agreement with the Debt Advisor.

DCT Industrial Trust Inc.

Our Advisor has entered into certain product specialist agreements with DCT Industrial Trust Inc. (“DCT”), a former affiliate of ours, in connection with acquisition and asset management services related to our industrial real property investments. Pursuant to this agreement, a portion of the acquisition and asset management fees that our Advisor receives from us related to specific industrial real property investments is reallowed to DCT in exchange for services provided.

14. NET INCOME (LOSS) PER COMMON SHARE

Reconciliations of the numerator and denominator used to calculate basic net income (loss) per common share to the numerator and denominator used to calculate diluted net income (loss) per common share for the three and nine months ended September 30, 2009 and 2008, are described in the following table (amounts in thousands, except per share information).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator
Net loss for basic earnings per share attributable to common stockholders	$(6,450)	$(9,466)	$(25,151)	$(68,130)
Dilutive noncontrolling interests share in net loss	(256)	(384)	(1,039)	(1,749)

Numerator for diluted earnings per share – adjusted loss	$(6,706)	$(9,850)	$(26,190)	$(69,879)

Denominator
Weighted average shares outstanding-basic	178,062	147,180	170,559	134,075
Incremental weighted average shares effect of conversion of OP units	7,056	5,936	7,136	3,730

Weighted average shares outstanding-diluted	185,118	153,116	177,695	137,805

NET LOSS PER COMMON SHARE
Net loss attributable to common stockholders - basic	$(0.04)	$(0.06)	$(0.15)	$(0.51)
Net loss attributable to common stockholders - diluted	$(0.04)	$(0.06)	$(0.15)	$(0.51)

15. SEGMENT INFORMATION

We have the following business segments: (i) investments in real property, (ii) investments in real estate securities and (iii) debt related investments. The following table sets forth components of net operating income (“NOI”) of our segments for the three and nine months ended September 30, 2009 and the same periods in 2008 (amounts in thousands).

	For the Three Months Ended September 30,
	Revenues		NOI
	2009	2008	2009	2008
Real property	$35,950	$27,500	$26,746	$20,288
Real estate securities	1,499	4,137	1,499	4,137
Debt related investments (1)	3,655	2,484	3,655	2,484

Total	$41,104	$34,121	$31,900	$26,909

	For the Nine Months Ended September 30,
	Revenues		NOI
	2009	2008	2009	2008
Real property	$105,862	$82,669	$78,565	$61,188
Real estate securities	6,629	12,758	6,629	12,758
Debt related investments (1)	8,123	7,471	8,123	7,471

Total	$120,614	$102,898	$93,317	$81,417

(1)	Includes operating results from our investment in an unconsolidated joint venture.

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

The following table is a reconciliation of our NOI (including equity in earnings of an unconsolidated joint venture) to our reported net income (loss) from continuing operations for the three and nine months ended September 30, 2009 and the same periods in 2008 (amounts in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net operating income	$31,900	$26,909	$93,317	$81,417
Depreciation and amortization expense	(14,588)	(12,582)	(43,577)	(37,872)
General and administrative expenses	(1,110)	(1,189)	(3,607)	(3,261)
Asset management fees, related party	(3,382)	(2,745)	(9,513)	(8,580)
Acquisition-related expenses and other gains (losses)	949	—	(2,827)	—
Interest income	497	3,303	2,599	9,212
Interest expense	(14,673)	(10,792)	(41,859)	(33,211)
Gain (loss) on derivatives	16	471	(7,997)	(8,427)
Gain on extinguishment of debt	—	—	—	9,309
Net other-than-temporary impairment on securities	(6,385)	(13,540)	(13,063)	(79,441)
Net loss attributable to noncontrolling interests	326	699	1,376	2,724

Net loss attributable to common stockholders	$(6,450)	$(9,466)	$(25,151)	$(68,130)

The following table reflects our total assets by business segment as of September 30, 2009 and December 31, 2008 (amounts in thousands).

	As of September 30,	As of December 31,
	2009	2008
Segment assets:
Net investments in real property	$1,448,136	$1,361,301
Investments in real estate securities	63,874	52,368
Debt related investments, net (1)	171,173	106,381

Total segment assets, net	1,683,183	1,520,050

Non-segment assets:
Cash and cash equivalents	612,088	540,213
Other non-segment assets (2)	85,085	63,315

Total assets	$2,380,356	$2,123,578

(1)	Includes our investment in an unconsolidated joint venture. See Note 5.
(2)	Other non-segment assets primarily consist of corporate assets including subscriptions receivable, certain loan costs, including loan costs associated with our financing obligations, and deferred acquisition costs.

16. SUBSEQUENT EVENTS

We have evaluated whether any subsequent events have occurred up through the time of issuing these financial statements on November 13, 2009. The following is a discussion of the subsequent events that have occurred.

Campus Road Office Center

On November 3, 2009, we acquired an office property located in the Princeton, New Jersey market (the “Campus Road Office Center”). The Campus Road Office Center consists of approximately 167,000 net rentable square feet and is currently 100% occupied. The Campus Road Office Center is subject to a net lease with a single tenant, Novo Nordisk Inc. that expires in 2023. We acquired the Campus Road Office Center using proceeds from our public and private offerings.

The total estimated investment amount for the Campus Road Office Center is approximately $51.1 million. In addition, we expect to incur acquisition-related expenses of approximately $1.3 million that have been and will be expensed as incurred. These expenses are comprised of estimated legal, closing and due diligence costs of approximately $763,000 and an acquisition fee paid to our Advisor of approximately $511,000.

Modification to our Share Redemption Program

On November 6, 2009, our board of directors approved changes to our share redemption program (the “Program”) and on November 13, 2009 we sent the required 30-day written notification to stockholders pursuant to the terms of the Program. The changes to the Program will be effective beginning with share redemption requests made during the fourth quarter of 2009 and include:

•

Redemption Limit — We historically have honored redemption requests based on an annual cap of 5% of the shares outstanding a year earlier. While the annual cap will continue, beginning with the fourth quarter of 2009, the limit on the amount of shares to be redeemed in any calendar quarter will be the lesser of (i) 1/4th of 5% of shares outstanding a year earlier or (ii) the number of shares issued pursuant to our distribution reinvestment program in the prior quarter. Therefore, the fourth quarter redemption limit is expected to be approximately 1.4 million shares (the number of shares issued pursuant to our distribution reinvestment program in the third quarter of 2009). Our board of directors still maintains its right to redeem additional shares subject to the 5% annual cap if it deems it to be in the best interest of our stockholders.

•

Death & Disability — We have amended the Program such that upon an event of death, and, if approved by the board of directors in its sole discretion, upon the disability of a stockholder, shares may be redeemed regardless of the one year holding period or the limitations and redemption caps described above. Furthermore, if the one year holding period is waived for death and disability exceptions, such shares will be redeemed at a discount equal to the one year anniversary discount (92.5%) described in the Program.

•

Stockholder Eligibility — We have amended the Program to, on a going-forward basis, limit redemption rights to stockholders who have purchased their shares from us or received their shares through a non-cash transaction (other than in the secondary market pursuant to a transaction effected after December 17, 2009), or received shares pursuant to our distribution reinvestment program.

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

We are an externally managed REIT and therefore have no employees. Our day-to-day activities are managed by Dividend Capital Total Advisors LLC (the “Advisor”), an affiliate, under the terms and conditions of an advisory agreement (as amended from time to time the “Advisory Agreement”). The Advisor and its affiliates receive various forms of compensation, reimbursements and fees for services relating to the investment and management of our real estate assets.

The cornerstone of our investment strategy is to provide investors seeking a general real estate allocation with a broadly diversified portfolio of assets. Historically our targeted investments have included:

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

As of September 30, 2009, we had total gross investments of approximately $1.8 billion (before accumulated depreciation of approximately $131.8 million), comprised of:

(1)	76 operating properties located in 26 geographic markets in the United States, aggregating approximately 12.5 million net rentable square feet. Our operating real property portfolio includes an aggregate gross investment amount of approximately $1.6 billion and consists of:

•	15 office properties located in ten geographic markets, aggregating approximately 2.5 million net rentable square feet, with an aggregate gross investment amount of approximately $493.1 million;

•

26 industrial properties located in 13 geographic markets, aggregating approximately 7.0 million net rentable square feet, with an aggregate gross investment amount of approximately $372.0 million; and

•	35 retail properties located in ten geographic markets, aggregating approximately 3.0 million net rentable square feet, with an aggregate gross investment amount of approximately $714.9 million.

(2)	Approximately $63.9 million in real estate securities, including (i) preferred equity securities of various real estate operating companies and REITs with an aggregate fair value of approximately $54.2 million and (ii) CMBS and CRE-CDOs with an aggregate fair value of approximately $9.7 million.

(3)	Approximately $171.2 million in debt related investments, including (i) investments in B-notes of approximately $51.9 million, (ii) investments in mezzanine debt of approximately $37.2 million, (iii) an investment in one senior mortgage note of approximately $64.7 million and (iv) an investment in an unconsolidated joint venture of approximately $17.4 million.

Consistent with our investment strategy, we have three business segments: (i) real property, (ii) real estate securities and (iii) debt related investments. For a discussion of our business segments and the associated revenue and net operating income by segment, see Note 15 to our consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

We expect to fund our future and near term investment activity primarily through the use of cash on hand and the issuance and assumption of debt obligations.

•

Cash on hand — As of September 30, 2009, we had approximately $612.1 million of cash and cash equivalents. As of September 30, 2009, the majority of our cash was invested in various AAA-rated money market funds, which were earning interest at a weighted average yield of approximately 0.2%.

•

The issuance and assumption of debt obligations — As of September 30, 2009, we had total debt obligations of approximately $820.6 million comprised of approximately $807.3 million of mortgage notes and $13.3 million of other secured borrowings outstanding.

As of September 30, 2009, we held cash and cash equivalents of approximately $612.1 million. We believe that this cash balance is critical in the current market and positions us well to take advantage of investment opportunities in the future. However, severe market dislocation and current dysfunction in the credit markets has resulted in historically low commercial real estate transaction volume. As a result, opportunities to deploy our capital have not been as quick to emerge. In addition, and in light of market conditions, we have attempted to be prudent in the deployment of capital, which also has resulted in a slower pace of investments. In the meantime, our cash balance has a significant dilutive effect on our goal of funding the payment of quarterly distributions to our stockholders entirely from our operations over time.

Accordingly, we determined that it was prudent to close our public offering sooner than the anticipated closing in January 2010, and, in so doing, limit the amount of incremental dilutive cash. As a result, and other than pursuant to our distribution reinvestment program, we have not offered our shares for sale in our public offering after September 30, 2009. As of September 30, 2009, we had issued approximately 171.4 million common shares through the primary portion of our public offerings, net of redemptions and selling costs, for net proceeds of approximately $1.5 billion.

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

•

A further principal business risk we face is our future ability to access additional debt financing at reasonable terms. The U.S. credit markets have experienced severe dislocations and liquidity disruptions that have caused credit spreads on prospective debt financings to widen considerably. The uncertainty in the credit markets could negatively impact our ability to access additional debt financing at reasonable terms, which may negatively affect investment returns on future acquisitions or our ability to make additional acquisitions consistent with our overall investment objectives.

Significant Transactions During the Nine Months Ended September 30, 2009

Investment Activity

Real Property Acquisitions

During the nine months ended September 30, 2009, we acquired two real properties located in the Washington, DC market with a combined gross investment amount of approximately $123.2 million.

Connecticut Avenue Office Center — On March 10, 2009, we acquired the Connecticut Avenue Office Center from a third-party seller using proceeds from our public and private offerings and subsequent debt financing. The Connecticut Avenue Office Center had a total investment amount of approximately $63.6 million and consisted of approximately 126,000 net rentable square feet that was approximately 98% occupied as of September 30, 2009. We incurred expenses of approximately $1.8 million related to the acquisition of the Connecticut Avenue Office Center which were expensed as incurred. These expenses were comprised of estimated legal, closing and due diligence costs of approximately $1.2 million and an acquisition fee paid to our Advisor of approximately $636,000.

Greater DC Retail Center — On April 6, 2009, we acquired the Greater DC Retail Center from a third-party seller using proceeds from our public and private offerings and through the assumption of debt financing. We acquired the Greater DC Retail Center for a purchase price of $65.0 million. After making certain adjustments related to contingent consideration received as part of this acquisition pursuant to ASC Topic 805, the Greater DC Retail Center has a total investment amount of approximately $59.6 million. The Greater DC Retail Center consists of approximately 233,000 net rentable square feet that was 100% occupied as of September 30, 2009. We incurred expenses of approximately $1.9 million related to the acquisition of the Greater DC Retail Center which were expensed as incurred. These expenses were comprised of estimated legal, closing and due diligence costs of approximately $1.2 million and an acquisition fee paid to our Advisor of approximately $650,000.

Origination of Westin-Galleria Loan — On July 23, 2009, we originated a $65.0 million senior mortgage loan secured by two hotel properties located in the Houston, Texas market (the “Westin Galleria Loan”). The borrower under the Westin Galleria Loan is Walton Houston Galleria Hotels, L.P., an affiliate of Chicago, Illinois-based Walton Street Capital, a private equity real estate sponsor. The Westin Galleria Loan has an initial term of three years, prepayable in the initial term, subject to certain prepayment fees, and is subject to two additional one-year extensions. We earned an origination fee of approximately $975,000 upon the origination of the Westin Galleria Loan. In connection with our origination of the Westin Galleria Loan, we paid our Advisor an acquisition fee of approximately $650,000. We originated the Westin Galleria Loan using net proceeds from our public and private offerings.

Financing Activity

Mortgage Debt Financing

During the nine months ended September 30, 2009, we incurred or assumed approximately $90.8 million in mortgage debt financing that was comprised of three mortgage notes secured by seven real properties. These notes are all amortizing, bearing interest at a weighted average stated interest rate of approximately 6.14%, and mature between July 2014 and April 2016.

Equity Capital Raise from Public and Private Offerings

During the nine months ended September 30, 2009, we issued approximately 23.7 million shares of our common stock, net of redemptions, in connection with our public offering, for net proceeds of approximately $213.5 million. In addition, during the nine months ended September 30, 2009, our Operating Partnership raised net proceeds of approximately $12.2 million from the sale of fractional interests in one property.

On August 3, 2009, we announced the termination of the primary portion of our public offering effective as of the close of business on September 30, 2009. We have not accepted any subscriptions effective after September 30, 2009. We will, however, continue to offer shares of common stock through our distribution reinvestment plan.

Acquisition of Fractional Interests

During the nine months ended September 30, 2009, the Operating Partnership exercised its option to acquire, at fair value, approximately $7.9 million of fractional interests in one property for a combination of (i) approximately 747,000 OP Units, issued at a price of $10.00 per OP Unit, representing $7.5 million of the aggregate purchase price of such properties and (ii) approximately $412,000 in cash.

How We Measure Our Performance

Funds From Operations

We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider funds from operations (“FFO”) to be a useful supplemental measure of our operating performance. Our discussion and calculation of our FFO reconciled from net income (loss) for the three and nine months ended September 30, 2009 and 2008 will be separately presented in our announcement of third quarter 2009 financial and operating results prior to our third quarter 2009 earnings conference call.

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

Our Operating Results

Three Months Ended September 30, 2009 and 2008

For the three months ended September 30, 2009 and 2008, we had a net loss attributable to common stockholders of approximately $6.5 million and $9.5 million, respectively. The results of our operations for the three months ended September 30, 2009 were substantially different than our results for the same period in 2008, primarily as a result of (i) additional investments, (ii) additional financing, (iii) lower interest income due to lower yields earned on our cash balances and (iv) reduced other-than-temporary impairment charges related to our investments in real estate securities for the three months ended September 30, 2009.

Nine Months Ended September 30, 2009 and 2008

For the nine months ended September 30, 2009 and 2008, we had a net loss attributable to common stockholders of approximately $25.2 million and $68.1 million, respectively. The results of our operations for the nine months ended September 30, 2009 were substantially different than our results for the same period in 2008, primarily as a result of a (i) additional investments, (ii) additional financing, (iii) lower interest income due to lower yields earned on our cash balances, (iv) non-recurring charges related to gain on extinguishment of debt during the nine months ended September 30, 2008 and (v) reduced other-than-temporary impairment charges related to our investments in real estate securities for the nine months ended September 30, 2009.

The following series of tables and discussions describe in detail our results of operations, including those items specifically mentioned above, for the three and nine months ended September 30, 2009 and 2008.

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

The following table illustrates the changes in rental revenues, rental expenses, net operating income, other income and other expenses for the three months ended September 30, 2009 compared to the same period in 2008. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. The same store portfolio includes 61 properties acquired prior to January 1, 2008, comprising approximately 10.3 million square feet. A discussion of these changes follows the table (amounts in thousands).

	For the Three Months Ended September 30,
	2009	2008	$ Change
Revenues
Base rental revenue-same store (1)	$20,296	$19,836	$460
Other rental revenue-same store	6,376	6,900	(524)

Total rental revenue-same store	26,672	26,736	(64)
Rental revenue-2009/2008 acquisitions	9,278	764	8,514

Total rental revenue	35,950	27,500	8,450
Securities income	1,499	4,137	(2,638)
Debt related income (2)	3,655	2,484	1,171

Total revenues	41,104	34,121	6,983

Rental Expenses
Same store	7,019	7,120	(101)
2008/2007 acquisitions	2,185	92	2,093

Total rental expenses	9,204	7,212	1,992

Net Operating Income (3)
Real property-same store	19,653	19,615	38
Real property-2009/2008 acquisitions	7,093	673	6,420
Securities income	1,499	4,137	(2,638)
Debt related income	3,655	2,484	1,171

Total net operating income	31,900	26,909	4,991

Other Operating Expenses
Depreciation and amortization expense	14,588	12,582	2,006
General and administrative expenses	1,110	1,189	(79)
Asset management fees, related party	3,382	2,745	637
Acquisition-related expenses and other gains (losses)	(949)	—	(949)

Total other operating expenses	18,131	16,516	1,615

Other Income (Expenses)
Interest income	497	3,303	(2,806)
Interest expense	(14,673)	(10,792)	(3,881)
Gain (loss) on derivatives	16	471	(455)
Other-than-temporary impairment on securities	(6,385)	(13,540)	7,155

Total other income (expenses)	(20,545)	(20,558)	13

Net Loss	$(6,776)	$(10,165)	$3,389

(1)	Base rental revenue represents contractual base rental revenue earned by us from our tenants and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above-market intangible lease assets or the amortization of below-market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as expense recovery revenue are included in the below caption, referred to as “other rental revenue.”
(2)	Includes equity-in-earnings from an unconsolidated joint venture of approximately $557,000 and $31,000 for the three months ended September 30, 2009 and 2008, respectively.
(3)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, and a reconciliation of our net operating income for the three months ended September 30, 2009 and 2008 to our reported “Net income (loss)” for the three months ended September 30, 2009 and 2008, see Note 15 to our consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Rental Revenue

Total rental revenue increased approximately $8.5 million to approximately $36.0 million for the three months ended September 30, 2009, compared to approximately $27.5 million for the same period in 2008. This increase is primarily attributable to our acquisition of 14 additional operating real properties subsequent to June 30, 2008.

Same store base rental revenue increased by approximately $460,000, or 2.3%, for the three months ended September 30, 2009 compared to the same period in 2008 primarily due to an increase in rates on renewing tenants and the expiration of certain rent abatement terms subsequent to September 30, 2008. This was partially offset by a decline in the occupancy of our same store portfolio of assets. As of September 30, 2009 and 2008, occupancy of our same store portfolio was approximately 93.6% and 95.0%, respectively.

Same store other rental revenue decreased by approximately $524,000, or 7.6%, for the three months ended September 30, 2009 compared to the same period in 2008. This decrease was primarily driven by straight-line rent adjustments that increased revenue during the three months ended September 30, 2008 caused by significant rent abatements, which did not recur during the same period in 2009.

Securities Income

Securities income decreased approximately $2.6 million to approximately $1.5 million for the three months ended September 30, 2009, compared to approximately $4.1 million for the same period in 2008. This decrease is attributable to (i) incremental amortization associated with other-than-temporary impairment related to our CRE-CDO and CMBS securities that reduced interest income by approximately $951,000 compared to the same period in 2008 and (ii) the decline in the average one-month LIBOR rate over the periods, which impacts interest income on floating-rate securities investments. As of September 30, 2009 and 2008, the one-month LIBOR rate was approximately 0.25% and 3.93%, respectively. As of September 30, 2009 and 2008, approximately 43.9% and 44.2%, respectively, of our real estate securities, based on notional amounts, were floating rate securities.

Debt Related Income

Debt related income increased approximately $1.2 million to approximately $3.7 million for the three months ended September 30, 2009, compared to approximately $2.5 million for the same period in 2008. The increase in debt related income was primarily attributable to our acquisition of two debt investments subsequent to June 30, 2008. This was partially offset by a general decline in the one-month LIBOR rate, which impacts interest income on floating-rate debt related investments. Approximately 19.9% and 28.6% of our debt related investments earned interest based on a floating-rate as of September 30, 2009 and 2008, respectively.

Rental Expenses

Rental expenses increased approximately $2.0 million to approximately $9.2 million for the three months ended September 30, 2009, from approximately $7.2 million for the same period in 2008. This increase is primarily attributable to our acquisition of 14 additional operating real properties subsequent to June 30, 2008.

Same store rental expenses decreased by approximately $100,000, or 1.4%, for the three months ended September 30, 2009 as compared to the same period in 2008. This decrease was primarily attributable to decreases in (i) property taxes expense or approximately $53,000, (ii) insurance expense of approximately $95,000, (iii) repair and maintenance expenses of approximately $75,000 and (iv) utilities expenses of approximately $48,000. These decreases in rental expense were partially offset by an increase in property-related legal, accounting and other overhead expenses of approximately $171,000.

Other Operating Expenses

Depreciation and Amortization Expense

Depreciation and amortization expense increased $2.0 million to $14.6 million for the three months ended September 30, 2009, compared to approximately $12.6 million for the same period in 2008. This increase is primarily attributable to our acquisition of 14 additional operating real properties subsequent to June 30, 2008.

General and Administrative Expenses

General and administrative expenses remained relatively consistent for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Asset Management Fees, Related Party

Asset management fees paid to our Advisor increased approximately $637,000 to $3.4 million for the three months ended September 30, 2009, from $2.7 million for the same period in 2008. This increase resulted from additional investments held during the three months ended September 30, 2009 compared to the same period in 2008. This increase was primarily attributable to our acquisition of 14 additional operating real properties and two debt investments subsequent to June 30, 2008, partially offset by the decline in fair value of our real estate securities.

Acquisition-Related Expenses and Other Gains (Losses)

Beginning on January 1, 2009, we are required to expense costs associated with the acquisition of real property as incurred, including acquisition fees paid to the Advisor. In addition, we are also required to estimate the fair value of contingent consideration we receive related to acquisitions of real property and record either a gain or loss to our statement of operations for changes in our estimate of fair value. During the three months ended September 30, 2009, we recorded a gain of approximately $950,000 related to an increase in our estimated fair value of contingent consideration received related to previous real property acquisitions. Prior to January 1, 2009, acquisition-related expenses were capitalized and amortized to depreciation and amortization expense over the related life of the acquired property. In addition, prior to January 1, 2009, changes in the estimated fair value of contingent consideration were not recognized in our statements of operations. As a result, there were no acquisition-related expenses or other gains for the same period in 2008.

Other Income (Expenses)

Interest Income

Interest income decreased $2.8 million to $497,000 for the three months ended September 30, 2009, from $3.3 million for the same period in 2008. This decrease is attributable to lower average yields on our floating-rate interest bearing bank accounts and money market mutual fund investments, which were partially offset by increased cash balances.

Interest Expense

Interest expense increased $3.9 million to $14.7 million for the three months ended September 30, 2009, from $10.8 million for the same period in 2008. This increase resulted primarily from additional mortgage note financing we assumed or incurred subsequent to June 30, 2008, partially offset by a general decline in the one-month LIBOR rate, which impacts interest expense on floating-rate debt obligations, and the partial repayment of our margin account. The following table further describes our interest expense by debt obligation for the three months ended September 30, 2009 and 2008 (amounts in thousands).

	For the Three Months Ended September 30,
	2009	2008
Debt obligation
Mortgage notes	$12,779	$8,874
Financing obligations	1,838	1,576
Other secured borrowings	56	342

Total	$14,673	$10,792

Gain (Loss) on Derivatives

Gain (loss) on derivatives decreased by approximately $455,000 to a net gain of approximately $16,000 for the three months ended September 30, 2009, compared to a net gain of $471,000 for the same period in 2008. During the three months ended June 30, 2009, we determined that it was no longer probable that previously forecasted incurrences of fixed-rate debt associated with one of our forward starting swaps would be incurred within the timeframe specified in the corresponding hedge designation memorandum. We discontinued this cash flow hedge as of June 30, 2009 and cash settled the hedge on July 29, 2009. We recorded the gain in fair value of this forward starting swap of approximately $587,000 that occurred subsequent to the June 30, 2009 as a gain on derivatives in our statements of operations.

This gain was partially offset by hedge ineffectiveness of approximately $561,000 that resulted from the identification of a misstatement associated with our assessment of the hedging effectiveness of three forward starting swaps whereby we incorrectly attributed approximately $561,000 of losses on these three forward starting swaps to accumulated other comprehensive income during the year ended December 31, 2008. Upon our reassessment of these hedging relationships, we determined that this amount should have been included in losses on derivatives and recorded as a charge in our statement of operations. Accordingly, we have recorded this adjustment to gain (loss) on derivatives during the three months ended September 30, 2009 to correct this misstatement. Additional hedge ineffectiveness was attributable to our interest rate collar derivative that is not designated as a hedge pursuant to ASC Topic 815.

Net Other-than-Temporary Impairment on Securities

Net other-than-temporary impairment on securities decreased approximately $7.2 million to $6.4 million for the three months ended September 30, 2009 from $13.5 million for the same period in 2008. During the three months ended September 30, 2009, we recorded net other-than-temporary impairment charges of approximately $6.4 million related to our CMBS and CRE-CDO securities. During the same period in 2008, we recorded net other-than-temporary impairment charges of approximately $13.5 million related to one of our CRE-CDO securities. See Note 4 to our consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of these charges.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

The following table illustrates the changes in rental revenues, rental expenses, net operating income, other income and other expenses for the nine months ended September 30, 2009 compared to the same period in 2008. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. The same store portfolio includes 61 properties acquired prior to January 1, 2008, comprising approximately 10.3 million square feet. A discussion of these changes follows the table (amount in thousands).

	For the Nine Months Ended September 30,
	2009	2008	$ Change
Revenues
Base rental revenue-same store (1)	$61,363	$60,168	$1,195
Other rental revenue-same store	20,195	20,709	(514)

Total rental revenue-same store	81,558	80,877	681
Rental revenue-2009/2008 acquisitions	24,304	1,792	22,512

Total rental revenue	105,862	82,669	23,193
Securities income	6,629	12,758	(6,129)
Debt related income (2)	8,123	7,471	652

Total revenues	120,614	102,898	17,716

Rental Expenses
Same store	21,607	21,328	279
2008/2007 acquisitions	5,690	153	5,537

Total rental expenses	27,297	21,481	5,816

Net Operating Income (3)
Real property-same store	59,952	59,549	403
Real property-2008/2007 acquisitions	18,613	1,639	16,974
Securities income	6,629	12,758	(6,129)
Debt related income	8,123	7,471	652

Total net operating income	93,317	81,417	11,900

Other Operating Expenses
Depreciation and amortization expense	43,577	37,872	5,705
General and administrative expenses	3,607	3,261	346
Asset management fees, related party	9,513	8,580	933
Acquisition-related expenses and other gains (losses)	2,827	—	2,827

Total other operating expenses	59,524	49,713	9,811

Other Income (Expenses)
Interest income	2,599	9,212	(6,613)
Interest expense	(41,859)	(33,211)	(8,648)
Gain (loss) on derivatives	(7,997)	(8,427)	430
Gain on extinguishment of debt	—	9,309	(9,309)
Other-than-temporary impairment on securities	(13,063)	(79,441)	66,378

Total other income (expenses)	(60,320)	(102,558)	42,238

Net Loss	$(26,527)	$(70,854)	$44,327

(1)	Base rental revenue represents contractual base rental revenue earned by us from our tenants and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above-market intangible lease assets or the amortization of below-market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as expense recovery revenue are included in the below caption, referred to as “other rental revenue.”
(2)	Includes equity-in-earnings from an unconsolidated joint venture of approximately $1.7 million and $31,000 for the nine months ended September 30, 2009 and 2008, respectively.
(3)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, and a reconciliation of our net operating income for the nine months ended September 30, 2009 and 2008 to our reported “Net income (loss)” for the nine months ended September 30, 2009 and 2008, see Note 15 to our consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Rental Revenue

Total rental revenue increased approximately $23.2 million to approximately $105.9 million for the nine months ended September 30, 2009, compared to approximately $82.7 million for the same period in 2008. This increase is primarily attributable to our acquisition of 15 additional operating real properties subsequent to December 31, 2007.

Same store base rental revenue increased by approximately $1.2 million, or 2.0%, for the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to an increase in rates on renewing tenants and the expiration of certain rent abatement terms subsequent to September 30, 2008. This was partially offset by a decline in the occupancy of our same store portfolio of assets. As of September 30, 2009 and 2008, occupancy of our same store portfolio was approximately 93.6% and 95.0%, respectively.

Same store other rental revenue decreased by approximately $514,000, or 2.5%, for the nine months ended September 30, 2009 compared to the same period in 2008. This was primarily due to an error we identified during the three months ended June 30, 2008 related to our accounting treatment of below market lease liabilities. Prior to the three months ended June 30, 2008, we valued below market leases using the non-cancelable lease terms and amortized such amounts over the same term to rental revenue. During the three months ended June 30, 2008, we corrected the error with respect to below market leases whereby the valuation and the subsequent amortization period now considers fixed-rate renewal option periods. The correction of this error resulted in a decrease to rental revenues of approximately $481,000 during the nine months ended September 30, 2008. Excluding the impact of the correction of this error, same store revenue declined by approximately $995,000, or 4.8%, for the nine months ended September 30, 2009 compared to the same period in 2008. This decrease, after considering the impact of the error discussed above, was primarily driven by straight-line rent adjustments that increased revenue during the nine months ended September 30, 2008 caused by significant rent abatements, which did not recur during the same period in 2009. This was partially offset by increased rental expense recovery income.

Securities Income

Securities income decreased approximately $6.1 million to approximately $6.6 million for the nine months ended September 30, 2009, compared to approximately $12.8 million for the same period in 2008. This decrease is attributable to (i) incremental amortization associated with other-than-temporary impairment related to our CRE-CDO and CMBS securities that reduced interest income by approximately $1.6 million compared to the same period in 2008, (ii) the indefinite suspension of preferred dividends by issuers of three of our preferred equity securities resulting in a decrease in securities income for the nine months ended September 30, 2009 of approximately $1.9 million compared to the same period in 2008 and (iii) the decline in the average one-month LIBOR rate over the periods, which impacts interest income on floating-rate securities investments. As of September 30, 2009 and 2008, the one-month LIBOR rate was approximately 0.25% and 3.93%, respectively. As of September 30, 2009 and 2008, approximately 43.9% and 44.2%, respectively, of our real estate securities, based on notional amounts, were floating rate securities.

Debt Related Income

Debt related income increased approximately $652,000 to approximately $8.1 million for the nine months ended September 30, 2009, compared to approximately $7.5 million for the same period in 2008. The increase in debt related income was primarily attributable to our acquisition of three debt investments subsequent to December 31, 2008. This was partially offset by a general decline in the one-month LIBOR rate, which impacts interest income on floating-rate debt related investments. Approximately 19.9% and 28.6% of our debt related investments earned interest based on a floating-rate as of September 30, 2009 and 2008, respectively.

Rental Expenses

Rental expenses increased approximately $5.8 million to approximately $27.3 million for the nine months ended September 30, 2009, from approximately $21.5 million for the same period in 2008. This increase is primarily attributable to our acquisition of 15 additional operating real properties subsequent to December 31, 2007.

Same store rental expenses increased by approximately $279,000, or 1.3%, for the nine months ended September 30, 2009 as compared to the same period in 2008, due primarily to increases in (i) property taxes of approximately $210,000, (ii) bad debt expenses of approximately $236,000 and (iii) an increase in property-related accounting, legal and other overhead expenses of approximately $242,000. These increases were partially offset by a decrease in insurance expense of approximately $257,000 and repair and maintenance expense of approximately $133,000.

Other Operating Expenses

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $5.7 million to approximately $43.6 million for the nine months ended September 30, 2009, compared to approximately $37.9 million for the same period in 2008. This increase is primarily attributable to our acquisition of 15 additional operating real properties subsequent to December 31, 2007.

General and Administrative Expenses

General and administrative expenses increased approximately $346,000 to approximately $3.6 million for the nine months ended September 30, 2009, from $3.3 million for the same period in 2008. This increase is primarily attributable to growth in stockholders, accounting fees and other general overhead expenses.

Asset Management Fees, Related Party

Asset management fees paid to our Advisor increased approximately $933,000 to approximately $9.5 million for the nine months ended September 30, 2009, from approximately $8.6 million for the same period in 2008. This increase resulted from additional investments held during the nine months ended September 30, 2009 compared to the same period in 2008. This increase was primarily attributable to our acquisition of 15 additional operating real properties and three debt investments subsequent to December 31, 2007, partially offset by the decline in fair value of our real estate securities.

Acquisition-Related Expenses and Other Gains (Losses)

Beginning on January 1, 2009, we are required to expense costs associated with the acquisition of real property as incurred, including acquisition fees paid to the Advisor. In addition, we are also required to estimate the fair value of contingent consideration we receive related to acquisitions of real property and record either a gain or loss to our statement of operations for changes in our estimate of fair value. During the nine months ended September 30, 2009, we incurred approximately $2.8 million of acquisition-related expenses, which were primarily attributable to the acquisition of the Connecticut Avenue Office Center and the Greater DC Retail Center. This expense was comprised of acquisition fees paid to the Advisor of approximately $1.3 million and legal, closing, transfer taxes and other due diligence costs of approximately $2.5 million. This was partially offset by a gain we recorded of approximately $950,000 related to an increase in our estimated fair value of contingent consideration received related to previous real property acquisitions. Prior to January 1, 2009, acquisition-related expenses were capitalized and amortized to depreciation and amortization expense over the related life of the acquired property. In addition, prior to January 1, 2009, changes in the estimated fair value of contingent consideration were not recognized in our statements of operations until the actual consideration was realized. As a result, there were no acquisition-related expenses and other gains (losses) for the same period in 2008.

Other Income (Expenses)

Interest Income

Interest income decreased approximately $6.6 million to approximately $2.6 million for the nine months ended September 30, 2009, from approximately $9.2 million for the same period in 2008. This decrease is attributable to lower average yields on our floating-rate interest bearing bank accounts and money market mutual fund investments, which were partially offset by increased cash balances.

Interest Expense

Interest expense increased approximately $8.6 million to approximately $41.9 million for the nine months ended September 30, 2009, from approximately $33.2 million for the same period in 2008. This increase resulted primarily from additional mortgage note financing we assumed or incurred subsequent to December 31, 2007, partially offset by a general decline in the one-month LIBOR rate, which impacts interest expense on floating-rate debt obligations, and the partial repayment of our margin account. The following table further describes our interest expense by debt obligation for the nine months ended September 30, 2009 and 2008 (amounts in thousands).

	For the Nine Months Ended September 30,
	2009	2008
Debt obligation
Mortgage notes	$36,375	$27,135
Financing obligations	5,292	5,059
Other secured borrowings	192	1,017

Total	$41,859	$33,211

Gain (Loss) on Derivatives

Loss on derivatives decreased by approximately $430,000 to approximately $8.0 million for the nine months ended September 30, 2009, compared to approximately $8.4 million for the same period in 2008. During the nine months ended September 30, 2009 and 2008, we determined that it was no longer probable that previously forecasted incurrences of fixed-rate debt associated with certain of our forward starting swaps would be incurred within the timeframe specified in the corresponding hedge designation memorandum. As a result of these discontinuances of this cash flow hedges, we recognized losses on derivatives of approximately $9.1 million and $6.2 million for the nine months ended September 30, 2009 and 2008, respectively. In addition, during the nine months ended September 30, 2009 and 2008, we recognized a net gain of approximately $1.6 million and a net loss approximately $1.1 million, respectively, due a change in forecasted dates of debt incurrences.

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

Net Other-than-Temporary Impairment on Securities

Net other-than-temporary impairment on securities decreased approximately $66.4 million to approximately $13.1 million for the nine months ended September 30, 2009 from approximately $79.4 million for the same period in 2008. During the nine months ended September 30, 2009 we recorded net other-than-temporary impairment charges of approximately $13.1 million related to our CMBS and CRE-CDO securities. During the same period in 2008, we recorded net other-than-temporary impairment charges of approximately $32.7 million related to 21 of our preferred equity securities and approximately $46.7 million related to six of our CMBS and CRE-CDO securities. See Note 4 to our consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of these charges.

Liquidity and Capital Resources

Liquidity Outlook

Although the credit markets continue to be dislocated in the real estate sector as a result of the liquidity constraints of major lending institutions and other traditional sources of debt capital, we believe that our sources of capital are adequate to meet our short-term and long-term liquidity requirements. We believe that our existing cash balances, cash flows from operations, additional net proceeds from our distribution reimbursement plan, and prospective debt incurrences and assumptions will be sufficient to satisfy our liquidity and capital requirements for the next twelve months. Our capital requirements over the next twelve months are anticipated to include, but are not limited to, operating expenses, distribution payments, redemption payments, acquisitions of real property and debt related investments and debt service payments, including debt maturities of approximately $62.6 million, all of which are subject to certain extension options.

Lease Expirations

Our primary source of funding for our property-level operating expenses and debt service payments is rent collected pursuant to our tenant leases. Our properties are typically leased to tenants with lease terms ranging from three to 20 years. As of September 30, 2009, the weighted average remaining term of our leases was approximately 9.5 years, based on annualized base rent, and 5.2 years, based on leased square footage. The following is a schedule of expiring leases for our consolidated operating properties by annual minimum rents as of September 30, 2009 and assuming no exercise of lease renewal options (amounts in thousands).

	Lease Expirations
Year	Annualized Base Rent (1)%		Square Feet	%
2009(2)	$1,790	1.6%	215	1.8%
2010	10,687	9.3%	1,172	10.0%
2011	17,474	15.2%	2,209	18.8%
2012	13,033	11.3%	1,429	12.2%
2013	6,701	5.8%	686	5.8%
2014	12,671	11.0%	1,123	9.6%
2015	8,604	7.5%	637	5.4%
2016	5,987	5.2%	878	7.5%
2017	7,738	6.7%	1,598	13.6%
2018	2,601	2.3%	458	3.9%
Thereafter	27,987	24.1%	1,346	11.4%

Total	$115,273	100.0%	11,751	100.0%

(1)	Annualized base rent represents the average annual rent of leases in place as of September 30, 2009, based on their respective non-cancellable terms, as of September 30, 2009.
(2)	Includes leases that are on a month-to-month basis.

The global market and economic conditions have been unprecedented, challenging and unpredictable with significantly tighter credit and declining economic growth through the second quarter of 2009. These conditions have resulted in significant declines in the liquidity and value of our real estate securities relative to our original investment. Currently, the market for CMBS and CRE-CDO securities similar to ours is generally illiquid and inactive. While we have the ability and intent to hold our investments in CMBS and CRE-CDO securities until their respective maturity dates, the currently illiquid nature of these securities could inhibit our ability to potentially utilize these investments as a source of liquidity either through the sale of these securities or as collateral for a potential borrowing facility. Furthermore, we have experienced disruptions in current cash flow from our real estate securities generally caused by the deterioration of the underlying fundamentals or by credit rating agency downgrades of the underlying collateral of our CDO investments. If market conditions persist or worsen, additional disruptions in current cash flow from our real estate securities may occur.

As of September 30, 2009, we had approximately $612.1 million of cash compared to $540.2 million as of December 31, 2008. The following discussion summarizes the sources and uses of our cash during the nine months ended September 30, 2009 that resulted in the net cash increase of approximately $71.9 million.

Operating Activities

Net cash provided by operating activities was approximately $38.8 million for the nine months ended September 30, 2009, which represents a decrease of approximately $10.4 million compared to net cash provided by operating activities of approximately $49.2 million for the same period in 2008. This was primarily due to (i) an increase of acquisition-related expenses of approximately $2.8 million resulting from the adoption of ASC Topic 805, (ii) decreased cash flow from interest income derived from cash accounts, (iii) decreased cash flow from our real estate securities due to the suspension of dividend and interest payments and (iv) increased interest expense due to new borrowings. This was partially offset by increased rental revenue as a result of our investment and financing activity from January 2007 through September 2009. As of September 30, 2009, seven of our 41 security positions have either suspended or deferred payments to us totaling approximately $3.6 million on an annualized basis using the applicable LIBOR rate as of September 30, 2009.

Investing Activities

Net cash used in investing activities increased approximately $82.6 million to approximately $158.4 million for the nine months ended September 30, 2009 from approximately $75.8 million for the same period in 2008. The majority of cash used for investing in real properties was attributable to real property acquisitions and investment in one debt related investment.

Real Property Acquisitions

During the nine months ended September 30, 2009, we acquired two real properties for a total gross investment amount of approximately $123.2 million. These properties were acquired using a combination of (i) net proceeds from our public and private offerings (ii) subsequent debt financing and (iii) the assumption of debt financing at acquisition. For additional detail regarding these acquisitions see our section above entitled “Significant Transactions During the Nine Months Ended September 30, 2009.”

Debt Related Investments

During the nine months ended September 30, 2009, we originated a $65.0 million senior mortgage loan secured by two hotel properties located in the Houston, Texas market. For additional detail regarding this origination see our section above entitled “Significant Transactions During the Nine Months Ended September 30, 2009.”

Financing Activities

Net cash provided by financing activities decreased approximately $84.7 million to approximately $191.5 million for the nine months ended September 30, 2009 from approximately $276.2 million for the same period in 2008. This decrease was primarily due to (i) decreased proceeds raised from our public and private offerings, (ii) increased distributions and (iii) increased cash settlements of cash flow derivatives. This decrease was partially offset by the decrease in mortgage note principal repayments.

Public Offerings

Common shares issued pursuant to our public offerings decreased by approximately 12.3 million shares to approximately 27.6 million shares for the nine months ended September 30, 2009 from 39.9 million shares for the same period in 2008. This decrease resulted in a decline in proceeds from the sale of common stock of approximately $137.2 million to approximately $237.0 million for the nine months ended September 30, 2009 from $374.2 million for the same period in 2008.

On August 3, 2009, we announced the termination of the primary portion of our public offering effective as of the close of business on September 30, 2009. We ceased accepting subscriptions to purchase our common stock effective after September 30, 2009. We will, however, continue to offer shares of common stock through our distribution reinvestment plan.

The Operating Partnership’s Private Placements

During the nine months ended September 30, 2009, we raised approximately $12.2 million from the sale of fractional interests in one property. Furthermore, during the nine months ended September 30, 2009, we exercised our option to acquire, at fair value, approximately $7.9 million of previously sold fractional interests in one property for a combination of (i) approximately 747,000 OP Units issued at a price of $10.00 per OP Unit, representing approximately $7.5 million of the aggregate purchase and (ii) approximately $412,000 in cash. The result of this activity was a net increase in our financing obligations of approximately $4.3 million for the nine months ended September 30, 2009. The various lease agreements in place as of September 30, 2009, contained expiration dates ranging from June 2019 to January 2023.

Debt Financings

Mortgage Notes — Borrowing activity, net of principal repayments, increased by approximately $80.8 million to approximately $50.2 million for the nine months ended September 30, 2009 from net repayments of approximately $30.6 million for the same period in 2008. During the nine months ended September 30, 2009, we incurred or assumed approximately $90.8 million in new mortgage debt financing that was comprised of three mortgage notes secured by seven real properties. These notes are amortizing, bearing interest at a weighted average stated interest rate of approximately 6.14%, and mature between July 2014 and April 2016.

The following table sets forth contractual scheduled maturities of our mortgage debt and related details, including mortgage debt that may be subject to certain extension options, as of September 30, 2009 (amounts in thousands).

		As of September 30, 2009
Year Ending December 31,	Number of Mortgage Notes Maturing (1)	Outstanding Balance (2)	Gross Investment Amount of Properties Securing Mortgage Notes Maturing
2009	0	$—	$—
2010	3	62,647	86,266
2011	2	6,999	14,630
2012	1	21,300	27,614
2013	0	—	—
2014	3	93,410	155,771
2015	4	78,503	167,121
2016	11	192,820	368,504
2017	8	303,649	470,956
2018	0	—	—
Thereafter	4	47,937	86,948

Total	36	$807,265	$1,377,810

(1)	Mortgage notes presented exclude other secured borrowings, which include one note with an outstanding principal balance as of September 30, 2009 of approximately $8.0 million that matures in 2012 and approximately $5.4 million related to our securities margin account, which does not have a stated maturity date.
(2)	All of the outstanding principal balances of mortgage notes maturing in 2010 are subject to extensions options, of which one note with an outstanding balance of approximately $46.5 million has extension options beyond December 31, 2011. As a result, approximately $16.1 million of our mortgage notes have maturity dates that cannot be extended beyond December 31, 2011. Mortgage notes that are subject to extension options are also subject to certain lender covenants and restrictions that we must meet to extend this maturity date. We currently cannot assert with any degree of certainty that we will qualify for these extensions upon the initial maturity date of this mortgage note.

Distributions

Distributions declared payable to common stockholders were approximately $76.7 million and $60.3 million for the nine months ended September 30, 2009 and 2008, respectively. Such distributions were paid following the respective quarters for which they were declared and approximately $36.4 million and $25.3 million, respectively, were paid in cash and approximately $40.3 million and $35.0 million, respectively, were reinvested in shares of our common stock pursuant to our distribution reinvestment plan.

For the nine months ended September 30, 2009, we reported $38.8 million of cash provided by our operating activities. In accordance with ASC Topic 805, which became effective for the nine months ended September 30, 2009, this amount was reduced by $2.8 million of acquisition-related expenses which were funded from the net proceeds received from our public and private offerings. As a result, the distributions declared payable to common stockholders for the nine months ended September 30, 2009 and 2008, as described above, were funded with approximately $41.6 million (excluding the impact of ASC Topic 805 as described above) and $49.2 million, respectively, from our operating activities and the remaining amounts of approximately $35.1 million and $11.1 million, respectively, were funded from our borrowings. Our long-term strategy is to fund the payment of quarterly distributions to investors entirely from our operations. There can be no assurance that we will achieve this strategy.

Redemptions

During the nine months ended September 30, 2009 and 2008, we authorized the redemption of approximately 3.9 million and 2.2 million shares of common stock, respectively, pursuant to our share redemption program. As a result, proceeds used to redeem such shares increased approximately $16.9 million to $37.0 million during the nine months ended September 30, 2009 from $20.0 million for the same period in 2008.

        We have historically limited the number of shares to be redeemed during any consecutive twelve month period to the lesser of (i) five percent of the number of shares of common stock outstanding at the beginning of such twelve month period (referred to herein as the “Redemption Cap”). During the first, second and third quarters of 2009, we received requests to redeem approximately 6.1 million, 5.7 million and 5.6 million shares of common stock, respectively, which exceeded our first, second and third quarter 2009 Redemption Caps of approximately 853,000, 1.3 million and 1.4 million shares of common stock, respectively, by approximately 5.3 million, 4.4 million and 4.2 million shares, respectively. Based on application of each quarters respective Redemption Cap, we redeemed, on a pro rata basis, approximately 13.9%, 22.8% and 25.2%, respectively, of the shares each stockholder requested to be redeemed for the first, second and third quarters of 2009, respectively. The above pro rata-based redemption percentages for the first, second and third quarters of 2009 exclude consideration of shares redeemed based on the event of death or disability (as such term is defined by the Code) of a stockholder. On November 6, 2009, our board of directors approved changes to our share redemption program. See Note 16 to our consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Share Redemption Program” for a description of the changes to our share redemption program.

Settlement of Cash Flow Derivatives

During the nine months ended September 30, 2009, we paid $21.2 million to settle certain cash flow derivative instruments. As of September 30, 2009, we recorded a $138,000 liability related to our outstanding hedges.

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources. There are no lines of credit, side agreements, or any other derivative financial instruments related to or between our unconsolidated joint venture and us, and we believe we have no material exposure to financial guarantees.

Assets and Liabilities Measured at Fair Value

Fair Value Estimates of Investments in Real Estate Securities

As of September 30, 2009, our real estate securities were valued in two categories, comprised of (i) preferred equity securities and (ii) CMBS and CRE-CDOs. Our valuation procedures for each of the two categories are applied to each specific investment within their respective categories.

Preferred Equity Securities

The valuation of our investments in preferred equity securities is determined using exchange listed prices in an active market. As such, preferred equity securities fall within Level 1 of the fair value hierarchy. Our investments in preferred equity securities had a fair value of $54.2 million and $31.6 million which represented approximately 3.0% and 2.0% of total investments as of September 30, 2009 and December 31, 2008, respectively.

CMBS and CRE-CDOs

We estimate the fair value of our CMBS and CRE-CDO securities using a combination of observable market information and unobservable market assumptions. Observable market information used in these fair market valuations include benchmark interest rates, interest rate curves, credit market indexes and swap curves. Unobservable market assumptions used in the determination of the fair market valuations of our CMBS and CRE-CDO investments include market assumptions related to discount rates, default rates, prepayment rates, reviews of trustee or investor reports and non-binding broker quotes and pricing services in what is currently an inactive market. Additionally, we consider security-specific characteristics in determining the fair values of our CMBS and CRE-CDO investments, which include consideration of credit enhancements of the underlying collateral’s average default rates, the average delinquency rate and loan-to-value, and several other characteristics. As a result, both Level 2 and Level 3 inputs are used in arriving at the valuation of our investments in CMBS and CRE-CDOs. We consider the Level 3 inputs used in determining the fair value of our investments in CMBS and CRE-CDO securities to be significant. As such, all investments in CMBS and CRE-CDO securities fall under the Level 3 category of the fair value hierarchy as of September 30, 2009. No investments in CMBS and CRE-CDO securities were transferred in or out of the Level 3 category of the fair value hierarchy during the three months ended September 30, 2009.

Our investments in CMBS and CRE-CDO investments had a fair value of $9.7 million and $20.8 million which represented approximately 0.5% and 1.3% of our total investments as of September 30, 2009 and December 31, 2008, respectively.

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

Our derivative instrument liabilities had a fair value of $138,000 and $27.2 million which represented less than 0.1% and 2.8% of total liabilities as of September 30, 2009 and December 31, 2008, respectively. For the three and nine months ended September 30, 2009, we recorded a net gain on derivatives of approximately $16,000 and a net loss of approximately $8.0 million, respectively.

Subsequent Events

See Note 16 to our consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

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

Critical Accounting Policies

In addition to our critical accounting policies as set forth in Item 1 to Part II of our Annual Report on Form 10-K filed with the Commission on March 30, 2009, the following policies have been modified to conform to recent accounting guidance.

Acquisition Related Expenses-Real Property

In periods prior to January 1, 2009, costs associated with the acquisition of real property, including acquisition fees paid to the Advisor, were capitalized and amortized to depreciation and amortization expense over the life of the related asset. Beginning on January 1, 2009, we were required to expense costs associated with the acquisition of real property, including acquisition fees paid to the Advisor, as incurred.

CMBS and CRE-CDO Securities Impairment

On April 9, 2009, the FASB issued ASC Topic 320-10-65, Debt and Equity Securities (“ASC Topic 320-10-65”), which applies to the determination of other-than-temporary impairment for debt securities (i.e. our investments in CMBS and CRE-CDO securities). ASC Topic 320-10-65 states that an other-than-temporary impairment write-down of debt securities, where fair value is below amortized cost, is triggered in circumstances where (i) an entity has the intent to sell a security, (ii) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (iii) the entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not the entity will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. Under previous accounting guidance in effect prior to April 1, 2009, we were required to have the intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary. In addition, we recognized the entire amount of difference between the amortized cost of our CMBS and CRE-CDO securities and their respective fair values in earnings. We adopted the provisions of this ASC Topic 320-10-65 as of April 1, 2009. The result of the adoption was an increase to our April 1, 2009 balance of distributions in excess of earnings by approximately $4.0 million with a corresponding decrease to accumulated other comprehensive income.

In our determination of whether we will recover the entire amortized cost basis of our debt securities, we applied the provisions of ASC Topic 325-40 which requires us to determine if we believe that it is probable that there has been an adverse change in the estimated timing and/or amount of cash flows from our securities based on all relevant, available information, including information about past events, current conditions and reasonable and supportable forecasts. In addition, ASC Topic 325-40 requires us to consider whether we can reliably estimate the timing and amount of cash flows that we expect to receive from our securities. As of September 30, 2009, we determined that we can estimate, with a reasonable degree of certainty, cash flows related to one of our CRE-CDO investments. Furthermore, we determined that we cannot reliably estimate the timing and amount cash flows that we expect to receive related to our remaining CMBS and CRE-CDO securities. As a result, we account for such securities under the cost recovery method of accounting with respect to these CMBS and CRE-CDO securities in future periods.

For those securities for which we cannot reliably estimate cash flows and for which the estimate of fair value is less than amortized cost, we recognized the entire amount of such difference as a charge to other than temporary impairment in our statements of operations. As a result, we recognized approximately $6.4 million in other-than-temporary impairment during the three months ended September 30, 2009. In addition, the application of the cost recovery method of accounting will require that we cease to recognize interest income related to these securities until the amortized cost of each respective security is depleted. After such point, cash payments will be recorded to interest income. This will result in diminished securities income in future periods in the near term. In aggregate, we recorded net other-than-temporary impairment charges related to our CMBS and CRE-CDO investments for the three and nine months ended September 30, 2009 of approximately $6.4 million and $13.1 million, respectively. For the three and nine months ended September 30, 2008, we recorded a net other-than-temporary impairment charge of approximately $13.5 million and $46.7 million, respectively, related to certain of our CMBS and CRE-CDO investments.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167 which will be effective for us on January 1, 2010. SFAS 167 is a revision to ASC Topic 810 and changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a variable interest entity and is therefore required to consolidate such variable interest entity. SFAS No. 167 will also require assessments at each reporting period of which party within the variable interest entity is considered the primary beneficiary and will require a number of new disclosures related to variable interest entities. We are currently evaluating the impact that SFAS No. 167 will have on our financial position and results of operations upon adoption.

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

Debt Obligations

As of September 30, 2009, we had total outstanding debt and short-term borrowings of approximately $820.6 million. As of September 30, 2009, we had approximately $76.0 million of variable rate mortgage note debt and other secured borrowings outstanding indexed to LIBOR rates and the federal funds overnight rate. If the prevailing index rates relevant to our remaining variable rate debt and other secured borrowings were to increase 10%, we estimate that interest expense would increase by approximately $4,000 and $11,000 for a three and nine month period, respectively, based on our outstanding floating-rate debt as of September 30, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009. Based on that evaluation, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009. There were no material changes in the Company’s internal control over financial reporting during the three months ended September 30, 2009.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not aware of any material pending legal proceedings.

ITEM 1A.	RISK FACTORS

There has been no material change in our risk factors as previously disclosed in Part I, Item 1.A., Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Commission on March 30, 2009 as updated under Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 as filed with the Commission on August 13, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Redemption Program

We have established a share redemption program (the “Program”) that provides our stockholders with limited interim liquidity. The Program will be immediately terminated if our shares of common stock are listed on a national securities exchange or if a secondary market is otherwise established. On November 6, 2009, our board of directors approved changes to our Program and on November 13, 2009 we sent the required 30-day written notification to stockholders pursuant to the terms of the Program. The changes to the Program will be effective beginning with share redemption requests made during the fourth quarter of 2009 and are described below. The following description of the Program is a summary of the Program that was in effect during the third quarter of 2009.

After our stockholders have held shares of our common stock for a minimum of one year, our Program may provide a limited opportunity for our stockholders to have their shares of common stock redeemed, subject to certain restrictions and limitations, at a price equal to or at a discount from the purchase price of the shares of our common stock being redeemed and the amount of the discount will vary based upon the length of time that our stockholders have held their shares of our common stock subject to redemption, as described in the following table, which has been posted on our website at www.totalrealtytrust.com:

Share Purchase Anniversary	Redemption Price as a Percentage of Purchase Price
Less than 1 year	No Redemption Allowed
1 year	92.5%
2 years	95.0%
3 years	97.5%
4 years and longer	100.0%

In the event that a stockholder seeks to redeem all of its shares of our common stock, shares of our common stock purchased pursuant to our distribution reinvestment plan may be excluded from the foregoing one-year holding period requirement at the discretion of the board of directors. If a stockholder has made more than one purchase of our common stock (other than through our distribution reinvestment plan), the one-year holding period will be calculated separately with respect to each such purchase. In addition, for purposes of the one-year holding period, holders of OP Units who exchange their OP Units for shares of our common stock shall be deemed to have owned their shares as of the date they were issued their OP Units. The board of directors reserves the right in its sole discretion at any time and from time to time to (i) waive the one-year holding period in the event of the death or disability (as such term is defined in the Code) of a stockholder, as well as the annual limitation discussed below, (ii) reject any request for redemption for any reason or no reason, or (iii) reduce the number of shares of our common stock allowed to be purchased under the Program. At any time we are engaged in an offering of shares of our common stock, the per share price for shares of our common stock redeemed under our Program will never be greater than the then-current offering price of our shares of our common stock sold in the primary offering.

        We are not obligated to redeem shares of our common stock under the Program. Prior to the amendments described below, we intended to limit the number of shares to be redeemed during any consecutive twelve month period to no more than five percent of the number of shares of common stock outstanding at the beginning of such twelve month period (referred to herein as the “Redemption Cap”). The aggregate amount of redemptions under our Program is not expected to exceed the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan. During the first, second and third quarters of 2009, we received requests to redeem approximately 6.1 million, 5.7 million and 5.6 million shares of common stock, respectively, which exceeded our first, second and third quarter 2009 Redemption Caps of approximately 853,000, 1.3 million and 1.4 million shares of common stock, respectively, by approximately 5.3 million, 4.4 million and 4.2 million shares, respectively. Based on application of the Redemption Caps, we redeemed, on a pro rata basis, approximately 13.9%, 22.8% and 25.2%, respectively, of the shares each stockholder requested to be redeemed for the first, second and third quarters of 2009, respectively. The above pro rata-based redemption percentages for the first, second and third quarters of 2009 exclude consideration of shares redeemed based on the event of death or disability (as such term is defined by the Code) of a stockholder. Pursuant to the terms of our Program, our board of directors, in its sole discretion, may at any time and from time to time waive the applicable Redemption Cap in the event of a death or disability (as such term is defined by the Code) of a stockholder. Our board of directors also reserves the right in its sole discretion at any time and from time to time to reject any request for redemption for any reason or no reason.

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

The board of directors may, in its sole discretion, amend, suspend, or terminate the Program at any time if it determines that the funds available to fund the Program are needed for other business or operational purposes or that amendment, suspension or termination of the Program is in the best interest of our stockholders. Any amendment, suspension or termination of the Program will not affect the rights of holders of OP Units to cause us to redeem their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both pursuant to the Operating Partnership Agreement of the Operating Partnership. In addition, the board of directors may determine to modify the Program to redeem shares at the then-current net asset value per share (provided that any offering will then also be conducted at net asset value per share), as calculated in accordance with policies and procedures developed by our board of directors. If the board of directors decides to amend, suspend or terminate the Program, we will provide stockholders with no less than 30 days’ prior written notice. Therefore, our stockholders may not have the opportunity to make a redemption request prior to any potential suspension or termination of our Program.

As noted above, on November 6, 2009, our board of directors approved changes to our Program and on November 13, 2009 we sent the required 30-day written notification to stockholders pursuant to the terms of the Program. The changes to the Program will be effective beginning with share redemption requests made during the fourth quarter of 2009 and include:

•

Redemption Limit — We historically have honored redemption requests based on the Redemption Cap. While the Redemption Cap will continue, beginning with the fourth quarter of 2009, the limit on the amount of shares to be redeemed in any calendar quarter will be the lesser of (i) 1/4th of 5% of shares outstanding a year earlier or (ii) the number shares issued pursuant to our distribution reinvestment program in the prior quarter. Therefore, the fourth quarter redemption limit is expected to be approximately 1.4 million shares (the number of shares issued pursuant to our distribution reinvestment program in the third quarter of 2009). Our board of directors will maintain its right to redeem additional shares subject to the Redemption Cap if it deems it to be in the best interest of our stockholders.

•

Death & Disability — We have amended the Program such that upon an event of death, and, if approved by the board of directors in its sole discretion, upon the disability of a stockholder, shares may be redeemed regardless of the one year holding period or the limitations and the Redemption Cap. Furthermore, if the one year holding period is waived for death and disability exceptions, such shares will be redeemed at a discount equal to the one year anniversary discount (92.5%) described in the Program.

•

Stockholder Eligibility — We have amended the Program to, on a going-forward basis, limit redemption rights to stockholders who have purchased their shares from us or received their shares through a non-cash transaction (other than in the secondary market pursuant to a transaction effected after December 17, 2009), or received shares pursuant to our distribution reinvestment program.

In aggregate, as of September 30, 2009, we had redeemed approximately 10.2 million shares of common stock pursuant to our Program for approximately $94.5 million. The below table describes shares of common stock redeemed during the past three months.

Month Ended,	Total Number of Shares Redeemed	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Estimated Maximum Number of Shares that May Yet Be Purchased Under the Plan’s Program (1)
July 31, 2009	—	—	—	—
August 31, 2009	—	—	—	—
September 30, 2009	1,703,992	9.40	1,703,992	—

Total	1,703,992	$9.40	1,703,992	1,441,183

(1)	This represents the number of shares that could be redeemed for the three months ended December 31, 2009 without exceeding the Redemption Cap discussed above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a.	Exhibits

3.1	Dividend Capital Total Realty Trust Inc. Fifth Articles of Amendment and Restatement.†

3.2	Dividend Capital Total Realty Trust Inc. Second Amended and Restated Bylaws. †

4.1	Second Amended and Restated Distribution Reinvestment Plan. †

4.2	Third Amended and Restated Share Redemption Program†

10.1	Seventh Amended and Restated Advisory Agreement. †

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Principal Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*
† Previously filed. * Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

Date: November 13, 2009	/s/ GUY M. ARNOLD
Guy M. Arnold
President

Date: November 13, 2009	/s/ M. KIRK SCOTT
M. Kirk Scott
Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Dividend Capital Total Realty Trust Inc. Fifth Articles of Amendment and Restatement.†

3.2	Dividend Capital Total Realty Trust Inc. Second Amended and Restated Bylaws. †

4.1	Second Amended and Restated Distribution Reinvestment Plan. †

4.2	Third Amended and Restated Share Redemption Program†

10.1	Seventh Amended and Restated Advisory Agreement. †

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Principal Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

†	Previously filed.
*	Filed herewith.