Form 10-K
period 2009-12-31
Dividend Capital Total Realty Trust Inc.
filed 2010-03-23
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or if such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Since there was no established market for the voting and non-voting common stock as of June 30, 2009, there was no market value for the shares of such stock held by non-affiliates of the registrant as of such date. As of March 22, 2010, there were 182,838,676 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders, which we anticipate to be held in June 2010, are incorporated by reference in Part III.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2009

Forward-Looking Statements

This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements relate to, without limitation, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), other development trends of the real estate industry, business strategies, and the expansion and growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors that may cause our results to vary are general economic and business (particularly real estate and capital market) conditions being less favorable than expected, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, availability and creditworthiness of prospective customers, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, customers’ ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental, regulatory and/or safety requirements, customer bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control. For further discussion of these and other factors, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

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

We operate in a manner intended to qualify as a real estate investment trust (“REIT”) for federal income tax purposes, commencing with the taxable year ended December 31, 2006, when we first elected REIT status. We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through our operating partnership, Dividend Capital Total Realty Operating Partnership, L.P. (our “Operating Partnership”). Furthermore, our Operating Partnership wholly owns a taxable REIT subsidiary, DCTRT Leasing Corp. (the “TRS”), through which we execute certain business transactions that might otherwise have an adverse impact on our status as a REIT if such business transactions were to occur directly or indirectly through our Operating Partnership.

Our day-to-day activities are managed by Dividend Capital Total Advisors LLC (the “Advisor”), an affiliate, under the terms and conditions of an advisory agreement (as amended from time to time the “Advisory Agreement”). The Advisor and its affiliates receive various forms of compensation, reimbursements and fees for services relating to the investment and management of our real estate assets.

As of the close of business on September 30, 2009, we terminated the primary portion of our public offering of shares of our common stock and ceased accepting new subscriptions to purchase shares of our common stock. However, we have offered and will continue to offer shares of common stock through our distribution reinvestment plan, (the “DRIP Plan”). As a result of the termination of the primary portion of our public offering, we terminated our dealer manager agreements with Dividend Capital Securities LLC (the “Dealer Manager”), one of our affiliates, that served as the dealer manager of our public offerings. Subsequent to December 31, 2009, we also terminated our dealer manager agreements with the Dealer Manager covering our private placement offerings.

We have raised equity capital through (i) selling shares of our common stock through our public offerings, (ii) reinvestment of dividends by our stockholders through our DRIP Plan and (iii) our Operating Partnership’s private placement offerings (see Note 8 in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K). We will continue to raise equity capital through the reinvestment of dividends by our stockholders through our DRIP Plan. As of December 31, 2009, we raised approximately $1.8 billion in net proceeds comprised of (i) approximately $1.5 billion (net of redemptions and selling costs) from the sale of approximately 170.0 million shares of our common stock pursuant to our primary offerings of common stock, (ii) approximately $120.8 million from the sale of 12.8 million shares sold pursuant to our DRIP Plan and (iii) net proceeds of approximately $164.8 million pursuant to our Operating Partnership’s private placement offerings.

We have invested in a diverse portfolio of real properties, debt related investments and real estate securities. We primarily seek to invest in real property consisting of office, industrial, retail, multifamily, hospitality and other properties, primarily located in North America. Additionally, we have invested in certain debt related investments, including originating and participating in mortgage loans secured by real estate, junior portions of first mortgages on commercial properties (“B-notes”), mezzanine debt and other related investments and real estate securities, including securities issued by other real estate companies, commercial mortgage-backed securities (“CMBS”), and commercial real estate collateralized debt obligations (“CRE-CDOs”).

As of December 31, 2009, we had gross investments of approximately $1.9 billion, comprised of approximately (i) $1.7 billion in real property, (ii) $157.9 million in net debt related investments, including a $17.4 million investment in an unconsolidated joint venture and (iii) $72.7 million in real estate securities.

As of December 31, 2009, we had three business segments: (i) investments in real property, (ii) debt related investments and (iii) investments in real estate securities. Operating results from our three business segments are discussed further in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 to our financial statements in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Investment Strategy

We believe that we can achieve the investment objectives stated above by executing an investment strategy that provides investors seeking a general real estate allocation with a broadly diversified portfolio of real property and other real estate related investments. Our Advisor has primary responsibility for implementing our investment strategy and for actively monitoring and managing our overall portfolio to achieve diversification across multiple dimensions including:

•	investment types, including real properties, debt related investments and real estate securities;

•	real property types (such as office, industrial, retail, multifamily, hospitality and others);

•	various geographic markets; and

•	diversified tenant profiles and lease terms.

We believe that a diversified investment portfolio may potentially offer investors significant benefits for a given level of risk relative to a more concentrated investment portfolio. We also believe that most real estate markets are cyclical in nature, and therefore, we believe that a diversified investment strategy may allow us to more effectively deploy capital into sectors and geographies where the underlying investment fundamentals are relatively strong and away from sectors where such fundamentals are relatively weak. In addition, we believe that a diversified tenant base, achieved by investing in multiple real property sectors, may mitigate the economic impacts associated with a single tenant or type of tenant potentially defaulting under its lease, such leases being the primary source of revenue for most real property investments.

Furthermore, we believe that an investment strategy that combines real property investments with debt related and real estate securities investments may offer investors additional diversification and current income benefits. However, there is no assurance that we will be successful in creating a diversified portfolio or that such a portfolio will provide greater benefits to stockholders than a portfolio that is more concentrated in any particular individual real estate investment sector.

Diversification Across Real Estate Investment Types

Over the long term, we intend to invest on average 70% to 80%, but in any event no less than 60%, of our total assets in real properties, and we intend to invest on average 20% to 30%, but in any event no more than 40%, of our total assets in a combination of debt related investments and real estate securities. These relative proportions are subject to change based upon market conditions and other potential factors.

The chart below describes the diversification of our investment portfolio across real estate investment type. Percentages in the chart correspond to investments as reported on our balance sheet as of December 31, 2009, which, for our real property and debt related investments, is based on our gross investment amount and, for our real estate securities investments, is based on fair value.

Real Property

We generally utilize a long-term buy and hold strategy for investments within our portfolio of real property assets. The majority of our current portfolio consists of primarily “core” or “core-plus” properties that have significant operating histories and existing leases whereby the majority of the total investment return is expected to be derived from current income. In addition, we have invested in a relatively smaller proportion of “value added” opportunities that have arisen in circumstances where we have determined that a real property may be situationally undervalued or where product re-positioning, capital expenditures and/or improved property management may increase cash flows, and where the total investment return is generally expected to have a relatively larger component derived from capital appreciation. As of December 31, 2009, we had invested in a total of 79 operating properties located in 27 geographic markets throughout the United States at a total gross investment amount of approximately $1.7 billion comprising approximately 13.0 million net rentable square feet.

We may not invest in excess of 10% of the aggregate cost of our real property assets within our portfolio in unimproved land or real properties that are not expected to produce income within two years of their acquisition. The specific number and mix of real properties we acquire in the future will depend upon real estate market conditions and other circumstances existing at the time we make an acquisition, including the availability of financing.

Debt Related Investments

To date, our debt related investments have consisted primarily of (i) originations and participations in mortgage loans secured by real estate, (ii) junior portions of first mortgages on commercial properties (“B-notes”) and (iii) mezzanine debt and other related investments secured by equity interests in entities that indirectly own real properties. As of December 31, 2009, we had debt related investments with a total gross investment amount of approximately $157.9 million.

We will not make any debt related or real estate securities investments if it would cause us to exceed our intended allocation of overall debt related or real estate securities investments. In the future, the specific number and mix of debt related or real estate securities investments in which we invest will depend upon real estate market conditions and other circumstances existing at the time we make an investment, including the availability of financing. We will not invest in securities of other issuers for the purpose of exercising control, and the first or second mortgages in which we intend to invest will likely not be insured by the Federal Housing Administration or guaranteed by the Veterans Administration or otherwise guaranteed or insured.

Real Estate Securities

To date, our primary targeted real estate securities have included a combination of (i) perpetual preferred securities of publicly traded REITs and (ii) debt securities such as CMBS and various forms of CRE-CDOs. As of December 31, 2009, we had invested approximately $246.6 million in various real estate securities, which as of such date had a total market value of approximately $72.7 million.

Diversification Across Real Property Types

We seek to invest in multiple real property types, consisting primarily of office, industrial, retail, multifamily, hospitality and other real property types. We believe that most real property types are cyclical in nature, and therefore, we believe that diversifying our targeted real property types may allow us to deploy capital into real property types where the underlying investment fundamentals are relatively stronger, improving our ability to optimize investment returns.

The chart below describes the diversification of our investment portfolio across real property type. Percentages in the chart correspond to investments as reported on our balance sheet as of December 31, 2009, which, for our real property and debt related investments, is based on our gross investment amount and, for our real estate securities investments, is based on fair value.

(1)	Certain of our investments in real estate securities are classified as “diversified” due to the fact that the underlying assets consist of multiple investments that are inherently diversified across various property types.

Diversification Across Geographic Regions

Through our investments in real property and debt related investments, we also seek diversification across multiple geographic regions located in the United States. The chart below describes our current allocations across geographic regions located within the continental United States, as defined by the National Council of Real Estate Investment Fiduciaries (“NCREIF”), for our operating real property and debt related investments. Percentages in the chart correspond to investments as reported on our balance sheet as of December 31, 2009, which, for our real property and debt related investments, is based on our gross investment amount. As of

December 31, 2009, our real property investments were geographically diversified across 27 markets throughout eight regions. Our debt related investments are located in three additional markets resulting in a combined portfolio allocation across 30 markets and eight regions.

We anticipate that the majority of our real property investments will be made in the United States, although we may also invest in Canada and Mexico, and potentially elsewhere on a limited basis, to the extent opportunities exist that may help us meet our investment objectives.

Diversification Across Tenant Profiles and Lease Terms

We believe that the tenant base that occupies our real property assets is generally stable and well-diversified. As of December 31, 2009, our consolidated operating real properties had leases with approximately 392 tenants. We intend to maintain a well-diversified mix of tenants to limit our exposure to any single tenant or industry. Our diversified investment strategy inherently provides for tenant diversity and we continue to monitor our exposure relative to our larger tenant industry sectors. The following table describes our top ten tenant industry sectors based on annualized base rent as of December 31, 2009. Other tenant industry sectors include 20 additional industry sectors, none of which comprised more than 3.2% of our annualized base rent as of December 31, 2009.

Industry Sector	Number of Leases	Annualized Base Rent (1)	% of Annualized Base Rent	Occupied Square Feet	% of Occupied Square Feet
Grocery Stores	23	$18,562	16.5%	1,311	10.9%
Electronics	19	8,385	7.5%	1,101	9.2%
Professional Services	51	7,309	6.5%	329	2.7%
Finance/Insurance/Real Estate	64	7,006	6.2%	272	2.3%
Healthcare/Medical	35	6,846	6.1%	753	6.3%
Consumer/General Retail	62	5,893	5.2%	897	7.5%
Clothing/Apparel	27	5,350	4.8%	480	4.0%
Scientific R&D/Pharmaceutical	3	4,770	4.2%	472	3.9%
Restaurant	56	4,574	4.1%	185	1.5%
Telecommunications	13	4,418	3.9%	156	1.3%

Total	353	$73,113	65.0%	5,956	49.6%

(1)	Annualized base rent represents the annual rent of commenced leases as of December 31, 2009, based on their respective non-cancellable terms.

Current Business Environment

As 2008 ended, many in the real estate industry believed that a number of attractive investment opportunities would exist in large part due to the substantial amount of maturing debt secured by real estate that had realized a steep decrease in value over the prior 12 to 18 months. However, several trends developed in 2009, which actually limited investment opportunities. First, owners of real estate were generally only selling out of necessity, which limited transactions generally to only those that had to sell as a result of liquidity or other issues while other owners of real estate continued to delay any meaningful dispositions in hopes for better value in the future. As a result, 2009 transaction volumes in the commercial real estate industry were historically low and were a fraction of the levels seen in 2007.

With the limited availability of quality real estate investment opportunities and a growing demand for such investments, the market has become increasingly competitive for high-quality real estate. The capital markets were favorable for listed REITs in 2009, allowing them access to over $30 billion of equity and debt capital. Another trend that came to light over the past several months is foreign investors’ interest in U.S. real estate investments driven in part to the weak dollar and in part to the relative value in real estate compared to historic costs.

As a result of the decline in general economic conditions, the U.S. commercial real estate industry experienced deteriorating fundamentals across most major property types and geographic markets. Mortgage delinquencies and defaults continued to trend upward in 2009, with many industry analysts predicting significant credit defaults, foreclosures and principal losses, in particular for below investment grade securitized debt instruments over the next several years. However, these expectations have been somewhat offset by low interest rates, which have allowed banks to extend loans rather than foreclose and potentially realizing substantial losses. Like sellers, lenders also have incentives to remain in their investments on the hopes of exiting their investment in a more favorable market.

As a result of the latest recession and the lagging nature of real estate as an asset class, it is widely anticipated that real estate fundamentals are expected to continue to decline throughout 2010, albeit at a slower pace than 2009, with a potential recovery in 2011 and 2012. Throughout the industry, tenant bankruptcies increased in 2009 and demand for commercial real estate space simultaneously contracted, creating a highly competitive leasing environment with downward pressure on both occupancy and rental rates, resulting in leasing incentives becoming more common.

From a financing perspective, the decline in general economic conditions has continued to impact the availability of commercial real estate debt financing. Widespread declines in the fair value of commercial real estate has constrained the level of debt financing that can be obtained due to the reluctance of lenders to offer financing at high leverage ratios. However, we have seen early signs that lending institutions are starting to offer improved borrowing terms, including lower credit spreads, for debt financing secured by high-quality commercial real estate assets as the market for such lending has become increasingly competitive. If economic conditions continue to ameliorate, lenders may loosen their currently stringent underwriting standards, offer higher loan-to-value financing and expand lending relationships, resulting in additional lending that may return to more typical levels. However, the continued increase in mortgage delinquencies and defaults may cause the current state of commercial lending to continue for the foreseeable future. If the fundamentals in commercial real estate continue to deteriorate or not recover as quickly as the general economy, the incidents of mortgage delinquencies and defaults may be further exacerbated.

This aforementioned economic turmoil has had, and may continue to have, a material impact on our investment portfolio and has also created additional risks to our future operating performance. In the section titled “Management’s Discussion and Analysis,” we discuss further the impact that the current economic environment has had on our existing portfolio, specifically the significantly increased provisions for losses, reduced valuations and increased other-than-temporary impairment charges that have been taken with respect to the debt related investments and real estate securities portions of our portfolio.

Despite the challenging economic conditions described above, we believe that attractive opportunities may exist to deploy equity capital to acquire high-quality, real properties leased to creditworthy tenants in premier locations throughout the United States, with the intention of owning and operating these properties over the long term. Many of these opportunities are expected to become available as a result of debt refinancings coming due or other liquidity concerns for many industry participants, and generally the current market environment favors real estate investors with significant amounts of available cash who can provide no financing contingencies and more certainty of closing. Furthermore, the current credit market conditions may also create an opportunity to make debt related investments by lending money to experienced real estate owners at attractive rates and terms secured by high-quality collateral.

Tenant Concentration

For the year ended December 31, 2009, with respect to our entire real property, debt related investments and real estate securities portfolio, we did not earn revenues from any single tenant, borrower or issuer in excess of 10% of our total revenue.

Conversely, with respect to only our real property portfolio, for the year ended December 31, 2009, the Stop & Shop Supermarket Company (“Stop & Shop”), which represents 11.1% of our rental revenue, was our only tenant whose rental revenue exceeded 10.0% of our total rental revenue. Stop & Shop occupies 14 of our retail properties and each location is leased under separate leasing agreements. Stop & Shop operates over 375 grocery stores throughout several states primarily located in the Northeast region of the United States. Stop & Shop is a consolidated subsidiary of Koninklijke Ahold N.V. (“Ahold”). Ahold is one of the largest food retailers in the world, based in Amsterdam, the Netherlands.

Competition

We believe that the current market for investing in real property and debt related investments is extremely competitive and recently we have seen that higher quality investments are subject to even stronger competition. We compete with many different types of companies engaged in real estate investment activities, including other REITs, pension funds and their advisors, foreign investors, bank and insurance company investment accounts, real estate limited partnerships, various forms of banks and specialty finance companies, mutual funds, private equity funds, hedge funds, individuals and other entities. Some of these competitors, including larger REITs, have substantially greater financial and other resources than we do and generally may be able to accept more risk and leverage. They may also possess significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. As a result, we may have to provide free rent, incur charges for tenant improvements or offer other inducements in order to compete, all of which may have an adverse impact on our results of operations.

Conflicts of Interest

We are subject to various conflicts of interest arising out of our relationship with the Advisor and other affiliates, including: (i) conflicts related to the compensation arrangements between the Advisor, certain affiliates and us, (ii) conflicts with respect to the allocation of the time of the Advisor and its key personnel and (iii) conflicts with respect to the allocation of investment opportunities. Our independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise and will have a fiduciary obligation to act on behalf of our stockholders. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Annual Report on Form 10-K for a description of the conflicts of interest that arise as a result of our relationships with the Advisor and its affiliates.

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

Employees

The Advisory Agreement provides that our Advisor will assume principal responsibility for managing our affairs, and as a result we have no employees. Therefore, our executive officers, in their capacities as such, do not receive compensation directly from us. See “Item 10. Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K for additional discussion regarding our directors and executive officers.

Available Information

This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, as well as any amendments to those reports, and proxy statements that we file with the Securities and Exchange Commission (the “Commission”) are available free of charge as soon as reasonably practicable through our website at http://www.totalrealtytrust.com. The information contained on our website is not incorporated into this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO ADVERSE CHANGES IN GENERAL ECONOMIC CONDITIONS

The adverse and severe changes in global economic and capital market conditions, exacerbated by generally deteriorating real estate industry fundamentals, may significantly affect our results of operations and returns to our stockholders.

We are subject to risks generally incident to the ownership of real estate related assets, including changes in global, national, regional or local economic, demographic and real estate market conditions, as well as other factors particular to the locations of our investments. A prolonged recession, such as the one experienced over the past few years, and a prolonged recovery period could negatively impact our investments as a result of, among other items, increased tenant defaults under our leases, lower demand for rentable space, as well as potential oversupply of rentable space, each of which could lead to increased concessions, tenant improvement expenditures or reduced rental rates to maintain occupancies. These conditions could also negatively impact the financial condition of the tenants that occupy our real properties and, as a result, their ability to pay us rents.

In addition, we believe the risks associated with our business are more severe during periods of economic slowdown or recession if these periods are accompanied by deteriorating fundamentals and declining values in the real estate industry. Because many of our debt related investments and real estate securities consist of mortgages or pooled mortgages secured by real property, these same impacts could also negatively affect the underlying borrowers and collateral of assets that we own. Declining values and deteriorating real estate fundamentals would also likely reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of or investment in additional properties. As a result of these conditions and if the economy continues to weaken, borrowers may not be able to pay principal and interest on our loans. Further, declining real estate values significantly increases the likelihood that we will incur losses on our debt investments in the event of a default because the value of our collateral may be insufficient to cover some or all of our basis in the investment.

To date, our results from operations have been negatively impacted primarily through lower fair values and other-than-temporary impairment charges related to our real estate securities holdings, provision for losses on certain of our debt related investments, costs incurred as a result of cash settling certain financial hedging instruments obtained to manage interest rate volatility, as well as the dilutive impact of carrying a large cash balance for an extended period of time. To the extent that the general economic slow down is further prolonged or becomes more severe or real estate fundamentals continue to deteriorate, it may have a significant and adverse impact on our revenues, results from operations, financial condition, liquidity, overall business prospects and ultimately our ability to make distributions to our stockholders.

In addition, we sold shares of our common stock in a fixed price offering, and we continue to sell shares pursuant to our DRIP Plan in a fixed price offering. The impacts of the adverse and severe global economic and capital market conditions discussed above were not and are not reflected in the fixed price since such price has not been based on appraisals of our real property and debt related investments. Therefore, the fixed offering price established for shares of our common stock may not accurately represent the current or future value of the assets per share of our common stock at any particular time, and if a valuation were to occur, the value per share may be less than the price for which such shares were sold.

Recent market conditions and the risk of continued market deterioration have caused and may continue to cause the value of our CMBS and CRE-CDO investments and debt related investments to be reduced.

The values of many of the securities that we hold are sensitive to the volatility of the credit markets, and many of our securities have been adversely affected by the difficult conditions in the credit markets since 2007 and may continue to be adversely affected by future developments. Although we currently have the intention to hold our CMBS and CRE-CDO investments for the longer term or to maturity, if we were forced to liquidate this portfolio into the current market, we would realize significant losses on these investments. In addition to the fair value of these securities being adversely impacted, the interest payments that we receive are also subject to adverse changes, either in timing or amounts, as a result of the overall economic environment and its impact on the real estate industry. Some of the securities that we hold have certain collateral requirements and if the fair value of the underlying collateral decreases substantially, then our interest payments may be suspended and used to pay off more senior positions until the collateral requirements are met.

In addition, the general inactivity, illiquidity and volatility of the credit markets have made the process of estimating the fair value of our CMBS and CRE-CDO investments significantly more difficult and subjective. Prior to the current credit crisis, active trading of these types of securities provided visibility and an objective means of determining fair value. In today’s environment, which is substantially limited in any new issuances or significant active trading within the secondary market, management’s estimate of the fair value must consider alternative sources of market information and utilize a combination of independent pricing agency valuations and other observable and unobservable market inputs. Our current valuation methodology utilizes a variety of estimates and assumptions specific to the particular securities that require significant judgment, and therefore, the actual amount that could be realized upon a sale of such securities may be materially different from management’s estimate.

As of December 31, 2009, in aggregate, we had made investments, net of principal repayments, totaling approximately $143.8 million in CMBS and CRE-CDO securities, and as of that date, these securities were estimated to have a fair value of approximately $8.8 million. Many of our CMBS and CRE-CDO investments are subject to rapid changes in value caused by sudden developments that affect the observable and unobservable market inputs that provide key assumptions used by both management and independent valuation sources.

For the years ended December 31, 2009 and 2008, we recorded an other-than-temporary impairment charge totaling approximately $13.1 million and approximately $123.0 million, respectively, related to our CMBS and CRE-CDO investments, which is reflected in our statements of operations included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The other-than-temporary impairment charge related to our CMBS and CRE-CDO investments considered management’s judgment as to the extent by which either the timing or amounts of the underlying cash flows for these investments had been adversely affected. As of December 31, 2009 and 2008, we had an unrealized loss of approximately $1.7 million and $1.2 million, respectively, reported in accumulated other comprehensive income (loss) related to our CMBS and CRE-CDO investments.

In addition, the current economic environment and credit market conditions have impacted the performance and value of the collateral securing our debt related investments. During 2009, we recognized a full provision loss of approximately $17.3 million on one of our debt related investments due to our determination that the collectability of future cash flows from that debt related investment was highly uncertain and that the collateral had no value. If the current economic environment were to persist or worsen in the markets where the properties securing our debt related investments are located, we may see additional impairment of debt related investments as a result. Continued volatility in the fair value and operating performance of commercial real estate has made estimating cash flows from our debt related investments increasingly difficult, since such estimates are dependent upon our judgment regarding numerous factors, including, but not limited to, current and potential future refinancing availability, fluctuations in regional or local real estate values and fluctuations in regional or local rental or occupancy rates, real estate tax rates and other operating expenses.

We cannot assure our stockholders that we will not have to realize or record additional impairment charges, or experience disruptions in cash flows and/or permanent losses related to our CMBS and CRE-CDO and debt related investments in future periods. In addition, to the extent that the current volatile market conditions persist and/or deteriorate further, it would continue to negatively impact our ability to potentially sell these investments at a price and with terms acceptable to us or at all.

Our investments in real estate preferred equity securities have been significantly impacted by recent adverse economic and real estate industry conditions and generally involve a greater risk of loss than traditional debt financing of the issuer.

We have invested in real estate preferred equity securities of various publicly traded real estate investment trusts, which involve a higher degree of risk than traditional debt financing of the issuer due to a variety of factors, including that such investments are subordinate to traditional loans and are not secured by property underlying the investment. Additionally, unlike traditional debt financings, issuers of preferred equity securities generally are not obligated to redeem the principal investment at any time and may indefinitely suspend the payment of preferred dividends without the holder of the preferred security having any recourse against the issuer.

As of December 31, 2009, in aggregate, we had made investments in preferred equity securities totaling $102.7 million and as of that date, these securities had a fair value of approximately $63.9 million. Many of our preferred equity securities investments are subject to rapid changes in fair value caused by sudden developments in market conditions that may affect the liquidity, business and credit conditions of the underlying issuer.

We did not have any other-than-temporary impairment charges related to our preferred equity securities for the year ended December 31, 2009. As of December 31, 2008, we had recognized cumulative other-than-temporary impairment charges of approximately $69.7 million. As of December 31, 2009, we had a net unrealized gain of approximately $30.9 million reported in accumulated other comprehensive income (loss) related to our preferred equity securities investments. We cannot assure our stockholders that we will not have to realize or record future impairment charges, or experience disruptions in cash flow and/or permanent losses related to our preferred equity securities investments in future periods.

In addition, as of the date of this Annual Report on Form 10-K, the issuers of three of our preferred securities holdings, with a fair value of approximately $12.6 million as of December 31, 2009, have indefinitely suspended their preferred dividend payments to us. Even though these dividend payments are cumulative and perpetual in nature, and we may eventually recover the dividend payments either in their entirety or in part, there is no guarantee that we will be able to do so and any such lost income could permanently reduce both the value of these investments and distributions available to our stockholders.

Continued uncertainty and volatility in the credit markets could affect our ability to obtain debt financing on reasonable terms, which could reduce the number of properties we may be able to acquire and the amount of cash distributions we can make to our stockholders.

The U.S. and global credit markets have experienced severe dislocations and liquidity disruptions over the past several years, which have caused volatility in the credit spreads on prospective debt financings and have constrained the availability of debt financing due to the reluctance of lenders to offer financing at high leverage ratios. The uncertainty in the credit markets may negatively impact our ability to access additional debt financing on reasonable terms or at all, which may negatively affect investment returns on future acquisitions or our ability to make acquisitions.

If mortgage debt is unavailable on reasonable terms as a result of increased interest rates, increased credit spreads, decreased liquidity or other factors, we may not be able to finance the initial purchase of properties. In addition, when we incur mortgage debt on properties, we run the risk of being unable to refinance such debt upon maturity, or of being unable to refinance on favorable terms. As of December 31, 2009, we had approximately $827.6 million in aggregate outstanding mortgage notes, which had maturity dates ranging from March 2010 through September 2036. In 2010 and 2011, mortgage notes in the amount of approximately $62.6 million and $6.9 million, respectively, will mature unless we qualify and elect to exercise certain extension options.

If interest rates are higher or other financing terms, such as principal amortization, the need for a corporate guaranty, or other terms are not as favorable when we refinance debt or issue new debt, our income could be reduced. To the extent we are unable to refinance debt on reasonable terms, or at appropriate times or at all, we may be required to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing securities or by borrowing more money.

In addition, many of our securities investments that we may use in the future as collateral for prospective borrowings have experienced significant losses and are subject to rapid changes in value caused by sudden developments, which could further lower their fair values. This reduction in value could subsequently result in the potential reduced ability or the inability to leverage these assets, as well as potential margin calls on facilities that utilize affected assets as collateral.

The failure of any banking institution in which we deposit our funds could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our stockholders.

Currently, the Federal Deposit Insurance Corporation, or FDIC, generally, only insures amounts up to $250,000 per depositor per insured bank, which amount is scheduled to be reduced to $100,000 after December 31, 2013. Through its Transaction Account Guarantee Program, or TAGP, the FDIC also provides full deposit insurance coverage for non-interest bearing transaction accounts with participating institutions, regardless of dollar amount, through December 31, 2009.

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

Real properties are illiquid investments and we may be unable to adjust our portfolio in response to changes in economic or other conditions. In addition, the real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any of our real property investments for the price or on the terms we prefer, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a real property.

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

Our revenues from our real property investments are dependent on the creditworthiness of our tenants and would be adversely affected by the loss of or default by one or more significant lessees. As of December 31, 2009, 34 of our 79 operating real properties, or approximately 36.6% of our total gross investment amount in real properties, were occupied by single tenants. In addition, for the year ended December 31, 2009, Stop & Shop represented 11.2% of our rental revenue. Stop & Shop was our only tenant whose rental revenue exceeded 10.0% of our total rental revenue. Stop & Shop occupies 14 of our retail properties, each location under separate leasing agreements. The success of those real properties depends on the financial stability of that tenant. Lease payment defaults by tenants could cause us to reduce the amount of distributions to our stockholders and could force us to find an alternative source to make mortgage payments on any mortgage loans. In the event of a tenant default, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our real property. If a lease is terminated, we may be unable to lease the real property for the rent previously received or sell the real property without incurring a loss.

Delays in the acquisition, development and construction of real properties may have adverse effects on portfolio diversification, results of operations and returns to our stockholders.

Delays we encounter in selecting, acquiring and developing real properties could adversely affect our stockholders’ returns. In particular, the current state of the real estate markets and the incentives of lenders and sellers to retain their investments has resulted in generally lower transaction volume in the broader real estate market and for us, in part due to pricing and valuation uncertainties. To the extent that such disruptions and uncertainties continue, we may be delayed in our ability to invest our capital in real property investments that meet our acquisition criteria. Such delays have resulted in our maintaining a relatively higher cash balance than expected, which has had and may continue to have a negative effect on our stockholders’ returns until the capital is invested. Moreover, delays in acquiring properties may also hinder our ability to reach our portfolio diversification objectives.

In addition, where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, we may not receive any income from these properties, and distributions to our stockholders could suffer. Delays in the completion of construction could give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction. Each of those factors could result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, the price we agree to for a real property will be based on our projections of rental income and expenses and estimates of the fair market value of the real property upon completion of construction. If our projections are inaccurate, we may pay too much for a property.

A real property that incurs a vacancy could be difficult to sell or re-lease.

A real property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of the lease. In addition, certain of the real properties we acquire may have some vacancies at the time of closing. Certain other real properties may be specifically suited to the particular needs of a tenant and our real property may become vacant. Therefore, we may have difficulty obtaining a new tenant for any vacant space we have in our real properties. If the vacancy continues for a long period of time, we would suffer reduced revenues, which could result in lower cash distributions to our stockholders. In addition, the resale value of the real property could be diminished because the market value may depend principally upon the value of the leases of such real property.

General economic conditions and other events or occurrences that affect areas in which our properties are geographically concentrated may have a significant adverse impact on our financial results.

The economy of any state or region in which our properties are located may be adversely affected to a greater degree than other areas of the country as a result of negative developments affecting such state or region such as adverse developments in industries concentrated in such state or region. For example, our properties in Massachusetts, Texas and California accounted for approximately 23%, 12% and 11%, respectively, of our total gross investments of our real property portfolio as of December 31, 2009. A deterioration of general economic or other relevant conditions, changes in governmental laws and regulations, acts of nature, demographics or other factors in any of those states or the geographical region in which they are located could result in the loss of a tenant, a decrease in the demand for our properties and a decrease in our revenues from those markets, which in turn may have a disproportionate and material adverse effect on our results of operations and financial condition. In addition, since some of these investments are located in areas that are more susceptible to natural disasters, and therefore, our tenants and properties are particularly susceptible to revenue loss, cost increase or damage caused by earthquakes or other severe weather conditions or natural disasters. Any significant loss due to a natural disaster may not be covered by insurance and may lead to an increase in the cost of insurance and expenses for our tenants, or could limit the future availability of such insurance, which could limit their ability to satisfy their obligations to us.

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

We attempt to adequately insure all of our real properties against casualty losses. There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders sometimes require commercial property owners to purchase specific coverage against terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our real properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our real properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we cannot assure our stockholders that funding will be available to us for repair or reconstruction of damaged real property in the future.

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

We may not have funding for future tenant improvements, which may adversely affect the value of our assets, our results of operations and returns to our stockholders.

When a tenant at one of our real properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new tenants, we will be required to expend substantial funds to construct new tenant improvements in the vacated space. Substantially all of the net proceeds from our public and private offerings have been and will continue to be invested in real properties, debt related investments and real estate securities, and we do not anticipate that we will maintain permanent working capital reserves. We do not currently have an identified funding source to provide funds that may be required in the future for tenant improvements and tenant refurbishments in order to attract new tenants. If we do not establish sufficient reserves for working capital or obtain adequate secured financing to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our real properties. If we defer such improvements, the applicable real properties may decline in value, and it may be more difficult for us to attract or retain tenants to such real properties or the amount of rent we can charge at such real properties may decrease. We cannot assure our stockholders that we will have any sources of funding available to us for repair or reconstruction of damaged real property in the future.

Real property investments made outside of the United States will be subject to currency rate exposure and risks associated with the uncertainty of foreign laws and markets.

We may invest in Canada and Mexico, and potentially elsewhere on a limited basis, to the extent that opportunities exist that may help us meet our investment objectives. If we invest in real property located outside of the United States, in addition to risks inherent in the investment in real estate generally discussed in this Annual Report on Form 10-K, we will also be subject to fluctuations in foreign currency exchange rates and the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, currency exchange controls, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden associated with complying with a wide variety of foreign laws. Changes in foreign currency exchange rates may adversely impact the fair values and earnings streams of our international holdings and therefore the returns on our non-dollar denominated investments. To the extent that we make real property investments outside of the United States, our principal currency exposures are expected to be the Canadian Dollar and the Mexican Peso, although to the extent that we make investments in other foreign countries we would be subject to additional currency exposure. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations.

ADDITIONAL RISKS RELATED TO INVESTMENTS IN DEBT RELATED INVESTMENTS AND REAL ESTATE SECURITIES

The mortgage loans in which we invest and the mortgage loans underlying the mortgage-backed securities in which we invest will be subject to delinquency, foreclosure and loss, which could result in losses to us.

Commercial mortgage loans are secured by commercial property and are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, current and potential future capital markets uncertainty, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations, results from operations and limit amounts available for distribution to our stockholders. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

The mezzanine loans and B-notes in which we invest involve greater risks of loss than senior loans secured by income-producing real properties.

We invest in mezzanine loans and B-notes that substantially take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior mortgage loans secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan in whole or in part. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

For example, during the year ended December 31, 2009, we recognized provision losses related to one of our debt related investments in the accompanying statements of operations. This provision was entirely related to one mezzanine debt investment and we recorded a complete provision for loan loss of approximately $17.3 million for the debt investment based on our determination that future cash flows were highly uncertain and that the collateral had no value as of December 31, 2009.

The CMBS and CRE-CDOs in which we invest are subject to several types of general risks.

CMBS are bonds that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. CRE-CDOs are a type of collateralized debt obligation that is backed by commercial real estate assets, such as CMBS, commercial mortgage loans, B-notes, or mezzanine loans. Accordingly, the mortgage-backed securities we invest in are subject to all of the risks of the underlying mortgage loans.

In a rising interest rate environment, the value of CMBS and CRE-CDOs may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. In a falling interest rate environment, securities whose investment yield is tied to a floating rate index, such as LIBOR, will distribute less dividend income than when originally purchased. The value of CMBS and CRE-CDOs may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities markets as a whole. In addition, CMBS and CRE-CDOs are subject to the credit risk associated with the performance of the underlying mortgage properties. In certain instances, third-party guarantees or other forms of credit support can reduce the credit risk.

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

Interest rate risk is the risk that fixed-income securities such as preferred and debt securities, and to a lesser extent dividend paying common stocks, will decline in value because of changes in market interest rates. Generally, when market interest rates rise, the market value of such securities will decline, and vice versa. Our investment in such securities means that the net asset value and market price of the common shares may tend to decline if market interest rates rise.

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

A portion of our debt related investments and real estate securities may be considered illiquid, and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

Certain of the debt related investments and real estate securities that we have purchased or may purchase in the future in connection with privately negotiated transactions are not or may not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise effected in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be limited. The mezzanine, B-note and bridge loans that we have purchased or may purchase in the future are, or will be, particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default. In addition, due to current credit market conditions, certain of our registered securities may not be as liquid as when originally purchased.

Investments in real estate common equity securities are subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities.

We may invest in real estate common equity securities of both publicly traded and private real estate companies. Investments in real estate related common equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate related common equity securities generally invest in real estate or real estate related assets and are subject to the inherent risks associated with real estate related investments discussed in this Annual Report on Form 10-K.

Real estate common equity securities are unsecured and generally are subordinated to all other obligations of the issuer. As a result, investments in real estate common equity securities are subject to risks of (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility, (iii) subordination to the prior claims of banks and other senior lenders to the issuer and preferred equity holders, (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding real estate common equity securities and the ability of the issuers thereof to pay dividends.

We may make investments in non-U.S. dollar denominated securities, which will be subject to currency rate exposure and risks associated with the uncertainty of foreign laws and markets.

Some of our real estate securities investments may be denominated in foreign currencies, and therefore, we expect to have currency risk exposure to any such foreign currencies. A change in foreign currency exchange rates may have an adverse impact on returns on our non-U.S. dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations. To the extent that we invest in non-U.S. dollar denominated securities, in addition to risks inherent in the investment in securities generally discussed in this Annual Report on Form 10-K, we will also be subject to risks associated with the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, currency exchange controls, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden of complying with a wide variety of foreign laws.

RISKS ASSOCIATED WITH DEBT FINANCING

We incur mortgage indebtedness and other borrowings, which may increase our business risks, and could hinder our ability to make distributions to our stockholders.

We have financed and may continue to finance a portion of the purchase price of certain of our investments in real properties, debt related investments and real estate securities by borrowing funds. Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of the value of our net assets unless approved by a majority of independent directors and disclosed to stockholders in our next quarterly report along with justification for the excess. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the sum of (a) the aggregate cost of our real property assets before non-cash reserves and depreciation and (b) the aggregate cost of our securities assets. In addition, we have incurred and may continue to incur mortgage debt and secured by some or all of our real properties to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow funds if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

High debt levels generally would cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, then the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt may increase the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure action. In that case, we could lose the property securing the loan that is in default or be forced to sell the property at an inopportune time, thus reducing the value of our investments. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We have historically given certain full, partial or limited guarantees, and may continue to give full, partial or limited guarantees in the future, to lenders of mortgage debt to the entities that own our properties. When we give a guarantee on behalf of an entity that owns one of our properties, we are responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected.

Increases in interest rates could increase the amount of our debt payments and therefore negatively impact our operating results.

As of December 31, 2009, we had approximately $76.0 million of variable rate debt outstanding, net of repayments, for which increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties and/or securities at times, which may not permit realization of the maximum return on such investments.

Our derivative instruments used to hedge against interest rate fluctuations may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on our investments.

We have utilized derivative instruments to hedge exposure to changes in interest rates on certain of our loans secured by our real properties, but no hedging strategy can protect us completely. We may use derivative instruments, such as forward starting swaps, to hedge interest rate risks associated with debt incurrences that we anticipate may occur. However, if we fail to accurately forecast such debt incurrences we will be subject to interest rate risk without successfully hedging the underlying transaction. During the years ended December 31, 2009 and 2008, we recognized losses of approximately $9.6 million and $9.9 million, respectively, related to derivative instruments intended to hedge risks associated with forecasted debt incurrences that did not occur. Furthermore, the use of derivative instruments may cause us to forego the benefits of otherwise favorable fluctuations in interest rates, since derivative instruments may prevent us from realizing the full benefits of lower borrowing cost in an environment of declining interest rates.

In addition, derivative instruments may not mitigate all of the risk associated with fluctuations in borrowing costs. Derivative instruments are generally used to hedge fluctuations in benchmark interest rates, such as LIBOR rates and U.S. treasury security-based interest rates. However, there are other components of borrowing costs that may comprise the “spread” that lenders apply to the benchmark interest rates. The “spread” that lenders apply to benchmark interest rates when making loans may fluctuate from time to time. Fluctuations in the “spread” may be attributable to volatility in the credit markets or borrower-specific credit risk. When we enter into derivative instruments in anticipation of certain debt incurrences, such derivative instruments do not mitigate the risks of fluctuations in “spread” which could exacerbate the risks described above.

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

Our ability to make distributions and achieve our investment objectives is dependent upon the performance of the Advisor in the acquisition, disposition and management of real properties, debt related investments and real estate securities, the selection of tenants for our real properties, the determination of any financing arrangements and other factors. In addition, our success depends to a significant degree upon the continued contributions of certain of the Advisor’s key personnel, including Guy M. Arnold, Jonathan S. Asarch, Troy J. Bloom, John A. Blumberg, John R. Chambers, Andrea L. Karp, Lainie P. Minnick, Gregory M. Moran, Glenn R. Mueller, PhD., James R. Mulvihill, Todd W. Poppert, Gary M. Reiff, M. Kirk Scott, Joshua J. Widoff, and Evan H. Zucker, each of whom would be difficult to replace. We currently do not have, nor do we expect to obtain key man life insurance on any of the Advisor’s key personnel. If the Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.

Our Advisor’s product specialists may recommend that we enter into transactions with entities that have a relationship or affiliation with them, and our stockholders will not be able to assess the Advisor’s product specialists’ qualifications when deciding whether to make an investment in shares of our common stock.

The Advisor utilizes third-party and affiliated product specialists to assist in fulfilling its responsibilities to us. The strategic alliances between the Advisor and the product specialists provide, in accordance with industry standards, that the product specialists must adhere to a standard of care of commercial reasonableness when performing services on our behalf. The Advisor’s product specialists generally do not owe fiduciary duties to us and may have time constraints and other conflicts of interest due to relationships or affiliations they have with other entities. As a result, these product specialists may recommend that we enter into transactions with such entities, in which case we will not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties. Our stockholders will not be able to assess the qualifications of the Advisor’s product specialists when deciding whether to make an investment in shares of our common stock. Therefore, our stockholders may not be able to determine whether the Advisor’s product specialists are sufficiently qualified or otherwise desirable to work with.

Our Advisor’s management personnel and product specialists face conflicts of interest relating to time management and there can be no assurance that the Advisor’s management personnel and product specialists will devote adequate time to our business activities or that the Advisor will be able to hire adequate additional employees.

Certain of the Advisor’s management personnel and product specialists may also provide services to other Dividend Capital affiliated entities, including Industrial Income Trust Inc. (“IIT”), Income Property Trust of the Americas Inc. (“IPT”) and FundCore Finance Group LLC (“FundCore LLC”), which are new REITs or entities managed by affiliates of our Advisor and, in the case of the product specialists, to unrelated third parties. We are not able to estimate the amount of time that such management personnel and product specialists will devote to our business. As a result, certain of the Advisor’s management personnel and product specialists may have conflicts of interest in allocating their time between our business and their other activities. During times of significant activity in other programs and ventures, the time they devote to our business may decline and be less than we would require. We expect that as our investment activities expand, in addition to the product specialists it will retain, the Advisor will attempt to hire additional employees who would devote substantially all of their time to our business. However, there can be no assurance that the Advisor’s affiliates will devote adequate time to our business activities or that the Advisor will be able to hire adequate additional employees.

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

The Advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence the Advisor’s advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	Property sales, which allow the Advisor to earn additional asset management fees, disposition fees and possibly additional real estate sales commissions.

•	Property acquisitions from other Dividend Capital affiliated entities, which may allow the Advisor or its affiliates to earn additional acquisition fees and asset management fees.

•	Investments in assets subject to product specialist agreements with affiliates, including Dividend Capital Investments LLC and FundCore LLC.

Further, the fees we pay our Advisor may incentivize our Advisor to recommend we invest in a particular asset or pay a higher purchase price for the asset than it would otherwise recommend if it did not receive such fees. Certain potential acquisition fees and asset management fees paid to the Advisor and management and leasing fees paid to the Property Manager would be paid irrespective of the quality of the underlying real estate or property management services during the term of the related agreement. As a component of the asset management fee, our Advisor is also entitled to a monthly net operating income-based fee and a fee equal to a percentage of the sales price of a property upon its sale. These fees may incentivize the Advisor to recommend the sale of a property or properties that may not be in our best interests at the time. Investments with higher net operating income growth potential are generally riskier or more speculative. In addition, the premature sale of an asset may add concentration risk to the portfolio or may be at a price lower than if we held the property. Moreover, the Advisor has considerable discretion with respect to the terms and timing of acquisition, disposition and leasing transactions. In evaluating investments and other management strategies, the opportunity to earn these fees may lead the Advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as preservation of capital, in order to achieve higher short-term compensation. Considerations relating to our affiliates’ compensation from us and other Dividend Capital affiliated entities could result in decisions that are not in our stockholders’ best interests, which could hurt our ability to pay our stockholders distributions or result in a decline in the value of our stockholders’ investment. Conflicts of interest such as those described above have contributed to stockholder litigation against certain other externally managed REITs that are not affiliated with us.

The time and resources that Dividend Capital affiliated entities devote to us may be diverted and we may face additional competition due to the fact that Dividend Capital affiliated entities are not prohibited from raising money for another entity that makes the same types of investments that we target.

Dividend Capital affiliated entities are not prohibited from raising money for another investment entity that makes the same types of investments as those we target. As a result, the time and resources they could devote to us may be diverted. For example, our former Dealer Manager is currently involved in other public offerings for other Dividend Capital affiliated entities including IIT and IPT, (IPT is currently in registration with the SEC but is not yet effective), which are new REITs managed by affiliates of our Advisor. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may also co-invest with any such investment entity. Even though all such co-investments will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with a third party.

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

The fees we pay to affiliates in connection with our public and private offerings and in connection with the acquisition and management of our investments were not determined on an arm’s length basis, and therefore, we do not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

Since our inception on April 11, 2005 through December 31, 2009, the Advisor, our former Dealer Manager and other affiliates had earned approximately $232.9 million in fees, commissions and offering expense reimbursements, and acquisition and asset management fees for our investments. Of these fees, approximately $95.8 million represents commissions that have been reallowed to third-party broker dealers participating in our public and private offerings. In addition, based on gross offering proceeds from the sale of shares of our common stock in connection the primary portion of our public and private offerings, we were required to pay an aggregate of up to approximately 10% of the gross offering proceeds in fees, commissions and offering expense reimbursements to the Advisor, our former Dealer Manager and other affiliates in exchange for their services and to reimburse funds advanced on our behalf. Substantially all of the sales commissions were reallowed to third-party broker dealers participating in our public and private offerings. The fees paid to the Advisor, our former Dealer Manager and other affiliates for services they provided us were not determined on an arm’s length basis. As a result, the fees have been determined without the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

We may compete with other Dividend Capital affiliated entities, including IIT, IPT and FundCore LLC, for opportunities to acquire or sell investments, which may have an adverse impact on our operations.

We may compete with other Dividend Capital affiliated entities, including IIT, IPT and FundCore LLC, for opportunities to acquire, finance or sell certain types of real properties. We may also buy, finance or sell real properties at the same time as other Dividend Capital affiliated entities, including IIT, IPT and FundCore, are buying, financing or selling properties. In this regard, there is a risk that the Advisor will purchase a real property that provides lower returns to us than a real property purchased by another Dividend Capital affiliated entity, including IIT and IPT. Certain of our affiliates own and/or manage real properties in geographical areas in which we expect to own real properties. Therefore, our real properties may compete for tenants with other real properties owned and/or managed by other Dividend Capital affiliated entities, including IIT and IPT. The Advisor may face conflicts of interest when evaluating tenant leasing opportunities for our real properties and other real properties owned and/or managed by Dividend Capital affiliated entities, including IIT and IPT, and these conflicts of interest may have a negative impact on our ability to attract and retain tenants.

Entities affiliated with our Advisor may be given priority over us with respect to the acquisition of certain types of investments. As a result of our potential competition with these entities, certain investment opportunities that would otherwise be available to us may not in fact be available. For example, in the event there are investments that are equally suitable for both IIT and us, IIT will have priority for the first three of any such four suitable investments to acquire industrial properties and make debt investments related to industrial properties and we will have priority to invest in the fourth such suitable investment, and this process will continue in the same manner until the first time that we have a cash balance of less than $100 million, after which our board of directors and IIT’s board of directors will determine another appropriate allocation methodology, unless we and IIT cannot agree to a new allocation methodology, in which case the original allocation methodology will remain in place. One of our independent directors, Mr. Charles Duke, is also an independent director for IIT. If there are any transactions or policies affecting us and IIT, Mr. Duke will recuse himself from making any such decisions for as long as he holds both positions.

We may also compete with other Dividend Capital affiliated entities for opportunities to acquire, finance or sell certain types of real estate securities. Dividend Capital Investments acts as one of the Advisor’s product specialists with respect to our investments in real estate securities. Dividend Capital Investments is also the investment manager for two additional Dividend Capital affiliated entities, and certain non-affiliated entities, which invest in the same type of securities as those in which we invest. FundCore LLC acts as one of the Advisor’s product specialists with respect to our investments in certain debt related investments, and may independently or on behalf of other funds originate or acquire debt related investments.

As a result of our potential competition with other Dividend Capital affiliated entities, certain investment opportunities that would otherwise be available to us may not in fact be available. This competition may also result in conflicts of interest that are not resolved in our favor. See “Item 13. Certain Relationships and Related

Transactions, and Director Independence” of this Annual Report on Form 10-K for a description of the conflicts of interest that arise as a result of our relationship with the Advisor and its Affiliates.

We have and may in the future purchase real estate assets from third parties who have existing or previous business relationships with affiliates or other related entities of the Advisor; as a result, in any such transaction, we may not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

We may purchase assets from third parties that have existing or previous business relationships with affiliates of the Advisor. DCT Industrial Trust Inc. (“DCT Industrial Trust”), a former affiliate, Dividend Capital Investments, the officers, directors or employees of such entities and the principals of the Advisor who also perform or have performed services for other Dividend Capital affiliated entities or DCT Industrial Trust may have had or have a conflict in representing our interests in these transactions on the one hand and the interests of such affiliates in preserving or furthering their respective relationships on the other hand. In any such transaction, we will not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

RISKS RELATED TO OUR GENERAL BUSINESS OPERATIONS AND OUR CORPORATE STRUCTURE

We sold shares of our common stock in a fixed price offering, and continue to sell shares pursuant to our DRIP Plan in a fixed price offering, and the fixed offering price may not accurately represent the current value of our assets at any particular time; therefore, the purchase price paid for shares of our common stock, particularly in light of the most recent economic recession, may be higher than the value of our assets per share of our common stock at the time of purchase or at any time in the future.

Our public offerings were fixed price offerings, which means that the offering price for shares of our common stock was fixed and did not vary based on the underlying value of our assets at any time. Our board of directors arbitrarily determined the offering price in its sole discretion. Shares in the primary offering were sold at a price per share of $10.00 and shares sold pursuant to our DRIP plan were sold, and continue to be sold, at a price per share of $9.50. The fixed offering price for shares of our common stock was not and continues not to be based on appraisals of our real property and real estate related investments, which comprise substantially all of our net investment portfolio and which are generally illiquid. As such, the fixed price of our shares at any time is not based upon an appraised value of our investments, nor does it reflect the impact of the adverse and severe changes in global economic and capital market conditions since 2007 or the amount stockholders would receive if our assets were sold and the proceeds were distributed in a liquidation. Also, in the normal course and in the absence of other factors affecting current and future values of our existing and prospective investments, our aggregate net asset value would generally be expected to be less than the proceeds of our public offerings due to the payment of fees and expenses related to the distribution of our shares and the acquisitions of assets. Therefore, the fixed offering price established for shares of our common stock may not accurately represent the current or future value of the assets per share of our common stock at any particular time, and if a valuation were to occur, the value per share may be less than the price for which such shares were sold.

Furthermore, in order for Financial Industry Regulatory Authority (“FINRA”) members and their associated persons to have participated in the sale of shares of common stock pursuant to our public offerings, we are required pursuant to FINRA Rule 2310 to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. FINRA members that are a general securities firm are also required by FINRA rules to, under certain circumstances, include the per share estimated value that we disclose in our annual report on their customer’s account statement provided that the estimated value is not developed from data that is more than 18 months prior to the customer account statement’s date. In February 2009, FINRA issued Regulatory Notice 09-09 (the “FINRA Notice”) that advised general securities broker-dealers that they may no longer use the offering price, or “par value,” on a customer account statement more than 18 months following the conclusion of an offering, unless an appraisal of the program’s assets and operations yields the same value. In an effort to assist participating broker-dealers to comply with this account statement disclosure requirement, certain companies in the non-traded REIT industry have agreed to provide their respective broker-dealers with an updated per share estimated value using a variety of different valuation methodologies. In general, these updated values have been less than the offering price of the respective company’s common stock pursuant to earlier public offerings. No determination has been made to provide an updated per share estimated value of our common stock in order to facilitate broker-dealers’ compliance with the FINRA Notice. However, if we do provide an updated per share estimated value of our common stock, such value may be less than the price per share for which we sold our common stock pursuant to our prior public offerings and our DRIP Plan.

There is very limited liquidity for our shares of common stock. If we do not effect a Liquidity Event, it will be very difficult for our stockholders to have liquidity for their investment in shares of our common stock.

On a limited basis, our stockholders may be able to redeem shares through our share redemption program. However, in the future we may also consider various forms of additional liquidity (a “Liquidity Event”) including but not limited to (i) listing our common stock on a national securities exchange (or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock); (ii) a sale or merger in a transaction that provides our stockholders with a combination of cash and/or securities of a publicly traded company; and (iii) a sale of all or substantially all of our real property and real estate securities assets for cash or other consideration. We presently intend to effect a Liquidity Event within 10 years from the date we commenced formal operations on April 3, 2006. However, there can be no assurance that we will effect a Liquidity Event within such time or at all. If we do not effect a Liquidity Event, it will be very difficult for our stockholders to have liquidity for their investment in shares of our common stock other than limited liquidity through our share redemption program. The current state of the credit markets has resulted in generally lower transaction volume in the broader real estate market and for us. In addition, and in light of market conditions, we have attempted to be prudent in the deployment of capital, which also has resulted in a slower pace of investments. As a result, we have been and may continue to be delayed in our ability to invest our capital in real property and other investments. This delay increases the chance that a Liquidity Event may be delayed beyond 10 years from the date we commenced formal operations.

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

Our share redemption program may provide our stockholders with only a limited opportunity to have their shares of common stock redeemed by us at a price equal to or at a discount from the purchase price of the shares of our common stock being redeemed after our stockholders have held them for a minimum of one year. Our common stock may be redeemed on a quarterly basis. However, our share redemption program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can redeem at any given time and the redemption price. Specifically, we presently intend to limit the number of shares to be redeemed during any calendar quarter to the lesser of (i) one-quarter of five percent of the number of shares of common stock outstanding as of the date that is 12-months prior to the end of the current quarter, and (ii) the aggregate number of shares sold pursuant to our DRIP Plan in the immediately preceding quarter, which amount may be less than the Aggregate Redemption Cap (as defined below). The lesser of the preceding limitations is referred to herein as the “Quarterly Redemption Cap.” Our board of directors retains the right, but is not obligated to, redeem additional shares if, in its sole discretion, it determines that it is in our best interest to do so, provided that we will not redeem during any consecutive 12-month period more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period (referred to herein as the “Aggregate Redemption Cap”, and together with the Quarterly Redemption Cap, the “Redemption Caps”), unless permitted to do so by applicable regulatory authorities. Our board of directors may also determine to further limit redemptions of our common stock where funds are needed for other business purposes. Our redemption of OP Units for cash pursuant to the Operating Partnership Agreement will further limit the funds we have available to redeem shares of our common stock pursuant to our share redemption program. In addition, the board of directors reserves the right to reject any redemption request for any reason, or to amend or terminate the share redemption program at any time. Therefore, our stockholders may not have the opportunity to make a redemption request prior to a potential termination of the share redemption program and/or may not be able to sell any of their shares of common stock back to us pursuant to our share redemption program. Any amendment, suspension or termination of our share redemption program will not affect the rights of holders of OP Units to cause us to redeem their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both pursuant to the Operating Partnership Agreement. Moreover, if our stockholders do sell their shares of common stock back to us pursuant to the share redemption program, our stockholders may not receive the same price they paid for any shares of our common stock being redeemed.

The board of directors, under certain circumstances only, may also increase the Aggregate Redemption Cap but, in any event, the number of shares of our common stock that we may redeem will be limited by the funds available from purchases pursuant to our DRIP Plan, cash on hand, cash available from borrowings and cash from liquidations of debt related or securities investments as of the end of the applicable quarter.

During the first, second, third and fourth quarters of 2009, we received requests to redeem approximately 6.1 million, 5.7 million, 5.6 million and 7.2 million shares of common stock, respectively, which exceeded our first, second, third and fourth quarter 2009 Redemption Caps of approximately 853,000, 1.3 million, 1.4 million and 1.3 million shares of common stock, respectively. Based on application of the Redemption Caps, we redeemed, on a pro rata basis, approximately 13.9%, 22.8%, 25.2% and 18.0%, respectively, of the shares each stockholder requested to be redeemed for the first, second , third and fourth quarters of 2009, respectively.

Our UPREIT structure may result in potential conflicts of interest with limited partners in the Operating Partnership whose interests may not be aligned with those of our stockholders.

Limited partners in the Operating Partnership have the right to vote on certain amendments to the Operating Partnership Agreement, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with our stockholders’ interests. As general partner of the Operating Partnership, we are obligated to act in a manner that is in the best interests of all partners of the Operating Partnership. Circumstances may arise in the future when the interests of limited partners in the Operating Partnership may conflict with the interests of our stockholders. These conflicts may be resolved in a manner stockholders believe is not in their best interests.

We currently own certain co-ownership interests in real property that are subject to certain co-ownership agreements, which may have an adverse effect on our results of operations, relative to if the co-ownership agreements did not exist.

We currently own certain co-ownership interests, specifically in connection with our Operating Partnership’s private placements including tenancy-in-common interests in real property and beneficial interests in specific Delaware statutory trusts, that are subject to certain co-ownership agreements. The co-ownership agreements may limit our ability to encumber, lease, or dispose of our co-ownership interests. Such agreements could affect our ability to turn our investments into cash and could affect cash available for distributions to our stockholders. The co-ownership agreements could also impair our ability to take actions that would otherwise be in the best interests of our stockholders and, therefore, may have an adverse effect on our results of operations, relative to if the co-ownership agreements did not exist.

The Operating Partnership’s private placements of tenancy-in-common interests in real properties and beneficial interests in specific Delaware statutory trusts could subject us to liabilities from litigation or otherwise.

The Operating Partnership, through DCTRT Leasing Corp., a wholly owned subsidiary, offered undivided tenancy-in-common interests in real properties and beneficial interests in specific Delaware statutory trusts (collectively referred to as “fractional interests”), to accredited investors in private placements exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These fractional interests may have served as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). All of the fractional interests sold to investors pursuant to such private placements are or were 100% master leased by the Operating Partnership or a wholly owned subsidiary thereof, as applicable. Additionally, the Operating Partnership was given a purchase option giving it the right, but not the obligation, to acquire these fractional interests from the investors at a later time in exchange for operating partnership units (“OP Units”) (under a prior program administered by the Operating Partnership, such options were granted in the lease itself, and the Operating Partnership continues to hold these options as well). Investors who acquired fractional interests pursuant to such private placements may have done so seeking certain tax benefits that depend on the interpretation of, and compliance with, extremely technical tax laws and regulations. As the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of such transactions, including in the event an investor fails to qualify for any desired tax benefits.

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

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify our directors, our officers, our Advisor and its affiliates for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Moreover, we have entered into separate indemnification agreements with each of our independent directors and executive officers. As a result, we and our stockholders have more limited rights against these persons than might otherwise exist under common law. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter does provide that we may not indemnify our directors, our Advisor and its affiliates for any liability or loss suffered by them unless they have determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by our non-independent directors, our Advisors and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification is recoverable only out of our net assets or the proceeds of insurance and not from the stockholders.

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

We are organized and operate in a manner intended to qualify as a REIT for U.S. federal income tax purposes. We first elected REIT status for our taxable year ended December 31, 2006. Although we have not requested a ruling from the Internal Revenue Service (“IRS”) as to our REIT status, we have received the opinions of our special U.S. federal income tax counsel, Skadden, Arps, Slate, Meagher & Flom LLP, with respect to our qualification as a REIT. Such opinions have been issued in connection with our initial public offering, follow-on public offering and our current DRIP offering. Investors should be aware, however, that opinions of counsel are not binding on the IRS or on any court. The opinion of Skadden, Arps, Slate, Meagher & Flom LLP represent only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. Skadden, Arps, Slate, Meagher & Flom LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinions or of any subsequent change in applicable law. Furthermore, both the validity of the opinions of Skadden, Arps, Slate, Meagher & Flom LLP and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of that qualification.

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

We believe that the Operating Partnership will continue to be treated for federal income tax purposes as a partnership and not as an association or as a publicly traded partnership taxable as a corporation. If the Internal Revenue Service were successfully to determine that the Operating Partnership was properly treated as a corporation, the Operating Partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the Operating Partnership and distributions to partners would constitute distributions that would not be deductible in computing the Operating Partnership’s taxable income. In addition, we could fail to qualify as a REIT, with the resulting consequences described above.

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

We may purchase real properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, we cannot assure our stockholders that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year.

Our stockholders may have current tax liability on distributions if our stockholders elect to reinvest in shares of our common stock.

Even if our stockholders participate in our DRIP Plan, our stockholders will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, our stockholders that are not tax-exempt entities may have to use funds from other sources to pay their tax liability on the value of the common stock received.

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

•

Part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common stock; and

•

Part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans that are exempt from federal income taxation under Sections 501(c)(7), (9), (17), or (20) of the Code may be treated as unrelated business taxable income.

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

To maintain our status as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including shares of stock in other REITs, certain mortgage loans, and mortgage-backed securities. The remainder of our investments in securities (other than governmental securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% prior to July 30, 2008) of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

The stock ownership limit imposed by the Internal Revenue Code for REITs and our charter may restrict our business combination opportunities.

To maintain our status as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year after our first year in which we qualify as a REIT. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless an exemption is granted by our board of directors, no person (as defined to include entities) may own more than 9.8% in value of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of our common stock following the completion of our public offerings. In addition, our charter will generally prohibit beneficial or constructive ownership of shares of our capital stock by any person who owns, actually or constructively, an interest in any of our tenants that would cause us to own, actually or constructively, more than a 9.9% interest in any of our tenants. Our board of directors may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine. These ownership limitations in our charter are common in REIT charters and are intended, among other purposes, to assist us in complying with the tax law requirements and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

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

In order not to be deemed an investment company under the Investment Company Act, we must be engaged primarily in a business other than that of owning, holding, trading or investing in securities. We believe that we will not be so engaged, but there is uncertainty with respect to the characterization of some types of assets in which we plan to invest as real estate under the Investment Company Act. As a result, it is possible that some of the assets in which we invest could be determined to be securities, rather than interests in, or liens upon, real estate. If a sufficient amount of such assets is determined to be securities rather than interests in or liens upon real estate for purposes of the Investment Company Act, it is possible that we could be characterized as an investment company, which would likely have a material adverse effect on our business and operations. Such a characterization would require us to either (i) change the manner in which we conduct our operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could have an adverse effect on us and the market price for our common stock.

Specifically, the CMBS and CRE-CDOs we have acquired are collateralized by pools of first mortgage loans where we can monitor the performance of the underlying mortgage loans through loan management and servicing rights and we will have appropriate workout/foreclosure rights with respect to the underlying mortgage loans. We believe that our CMBS and CRE-CDOs investments will be treated as investments in real estate for purposes of the Investment Company Act. If the Commission or its staff take a different position with respect to the characterization of the CMBS and CRE-CDOs in which we invest, in order to avoid registration as an investment company, we may need to dispose of a significant portion of our CMBS and CRE-CDOs or acquire significant other additional assets, or we may need to modify our business plan to register as an investment company, which would result in significantly increased operating expenses and would likely entail significantly reducing our indebtedness, which could also require us to sell a significant portion of our assets. No assurances can be given that any such dispositions or acquisitions of assets, or deleveraging, could be accomplished on favorable terms. Consequently, any such modification of our business plan could have a material adverse effect on us. Further, if it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the Commission, that we would be unable to enforce contracts with third parties, and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company. Any such results would be likely to have a material adverse effect on us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2009, we had invested in 79 real properties, all of which were operating properties. The properties are located in 27 distinct markets throughout the United States and comprise approximately 13.0 million net rentable square feet. As of December 31, 2009, our operating properties were subject to mortgage notes with an aggregate principal amount outstanding of approximately $827.6 million. See Note 6 to our financial statements in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Geographic Distribution

The following table describes our 79 operating properties, by market, which are presented on a consolidated basis for purposes of financial reporting as of December 31, 2009 (amounts in thousands).

Market	Number of Properties	Gross Investment Amount (1)	Net Rentable Square Feet	Mortgage Note Indebtedness	% of Gross Investment Amount	% of Total Net Rentable Square Feet	Occupancy (2)
Office Properties:
Silicon Valley, CA	5	$150,941	855	$100,385	9.0%	6.6%	70.2%
Dallas, TX	3	88,884	761	44,203	5.3%	5.9%	91.5%
Washington, DC	1	66,486	126	36,267	3.9%	1.0%	97.6%
Denver, CO	1	52,646	134	33,638	3.1%	1.0%	100.0%
Princeton, NJ	1	51,075	167	-	3.0%	1.3%	100.0%
Austin, TX	1	44,978	156	22,235	2.7%	1.2%	100.0%
Chicago, IL	2	42,906	304	31,000	2.5%	2.3%	81.6%
Philadelphia, PA	1	37,444	173	24,000	2.2%	1.3%	83.6%
Minneapolis/St Paul, MN	1	29,403	107	14,960	1.7%	0.8%	100.0%
Little Rock, AR	1	21,720	102	13,650	1.3%	0.8%	100.0%
Fayetteville, AR	1	11,695	63	-	0.7%	0.5%	100.0%

Total/Weighted Average	18	598,178	2,948	320,338	35.5%	22.7%	86.2%
Industrial Properties:
Central PA	3	70,563	1,109	41,111	4.2%	8.6%	96.4%
Cincinnati, OH	3	51,163	953	25,353	3.0%	7.4%	100.0%
Minneapolis/St Paul, MN	3	34,492	472	16,237	2.0%	3.6%	100.0%
Dallas, TX	2	33,637	646	23,000	2.0%	5.0%	93.0%
Louisville, KY	5	31,400	900	12,282	1.9%	6.9%	85.2%
Atlanta, GA	2	29,678	616	5,280	1.8%	4.8%	100.0%
Silicon Valley, CA	1	25,304	396	19,150	1.5%	3.1%	100.0%
Columbus, OH	2	21,513	451	12,095	1.3%	3.5%	100.0%
Indianapolis, IN	1	21,652	475	12,000	1.3%	3.7%	100.0%
Charlotte, NC	1	21,119	472	14,800	1.3%	3.6%	100.0%
Chicago, IL	1	13,158	189	9,200	0.8%	1.5%	67.1%
Kansas City, KS	1	10,298	180	5,157	0.6%	1.4%	100.0%
Philadelphia, PA	1	8,082	129	6,050	0.5%	1.0%	77.7%

Total/Weighted Average	26	372,059	6,988	201,715	22.1%	53.9%	95.6%
Retail Properties:
New England	25	417,068	1,852	129,943	24.7%	14.3%	96.0%
Philadelphia, PA	1	103,493	428	67,800	6.1%	3.3%	99.7%
Washington, DC	1	62,297	233	37,671	3.7%	1.8%	100.0%
Raleigh, NC	1	45,020	144	26,200	2.7%	1.1%	98.7%
San Antonio, TX	1	31,868	160	21,500	1.9%	1.2%	98.3%
Pittsburgh, PA	1	23,264	103	16,000	1.4%	0.8%	37.2%
Jacksonville, FL	1	19,445	73	-	1.2%	0.6%	54.4%
New Orleans, LA	1	3,448	7	2,286	0.2%	0.1%	100.0%
Palm Beach, FL	1	3,316	8	49	0.2%	0.1%	100.0%
Columbus, OH	1	3,169	7	2,094	0.2%	0.1%	100.0%
Tampa Bay, FL	1	2,947	9	2,018	0.2%	0.1%	100.0%

Total/Weighted Average	35	715,335	3,024	305,561	42.4%	23.3%	94.1%

Grand Total/Weighted Average	79	$1,685,572	12,960	$827,614	100.0%	100.0%	93.1%

(1)	Gross investment amount represents our accounting basis as reported on the face of our balance sheets as of December 31, 2009.

(2)	Occupancy rates are based on commenced leases as of December 31, 2009.

Lease Expirations

Our properties are generally leased to tenants with original terms ranging from three to 10 years. As of December 31, 2009, the weighted average remaining term of our leases was approximately 10.0 years, based on annualized base rent, and 5.5 years, based on leased square footage. The following is a schedule of expiring leases for our consolidated operating properties by annual minimum rents as of December 31, 2009 and assuming no exercise of lease renewal options (amounts in thousands).

Year	Lease Expirations
	Annualized Base Rent (1)%		Square Feet	%
2010 (2)	$8,283	7.4%	1,119	9.3%
2011	14,526	12.9%	1,724	14.4%
2012	15,355	13.7%	1,539	12.8%
2013	6,233	5.5%	702	5.8%
2014	8,741	7.8%	1,011	8.4%
2015	10,776	9.6%	1,201	10.0%
2016	5,790	5.2%	899	7.5%
2017	7,366	6.6%	1,601	13.3%
2018	2,828	2.5%	469	3.9%
2019	7,623	6.8%	316	2.6%
Thereafter	24,893	22.0%	1,433	12.0%

Total	$112,414	100.0%	12,014	100.0%

(1)	Annualized base rent represents the annual rent of commenced leases as of December 31, 2009, based on their respective non-cancellable terms.

(2)	Includes leases that are on a month-to-month basis.

Tenant Information

The following table describes our top ten tenant industry sectors as of December 31, 2009 (amounts in thousands).

Tenant	Locations	Industry	Annualized Rental Revenue (1)%		Square Feet	%
The Stop & Shop Supermarket Company LLC	14	Grocery Stores	$12,575	11.2%	797	6.6%
Flextronics International USA, Inc.	3	Electronics	5,466	4.9%	700	5.8%
Novo Nordisk	1	Scientific R&D/Pharmaceutical	4,008	3.6%	167	1.4%
Seton Healthcare Network	1	Healthcare/Medical	3,773	3.4%	156	1.3%
Shaw’s Supermarkets, Inc.	3	Grocery Stores	2,970	2.6%	194	1.6%
I.A.M National Pension Fund	1	Financial/Insurance/Real Estate	2,369	2.1%	63	0.5%
Walgreen Eastern Co., Inc.	1	Drug Stores/Pharmacies	2,270	2.0%	503	4.2%
Alliant Techsystems, Inc.	1	Aerospace/Defense	2,143	1.9%	107	0.9%
Davis, Graham & Stubbs, LLP	1	Professional Services	2,102	1.9%	91	0.8%
Cummins, Inc.	1	Diversified Machinery	2,017	1.7%	604	5.0%

Total	27		$39,693	35.3%	3,382	28.1%

(1)	Annualized base rent represents the annual rent of commenced leases as of December 31, 2009, based on their respective non-cancellable terms.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no public market for shares of our common stock and we currently have no obligation or plans to apply for listing on any public trading market. In the future we may consider various forms of liquidity, each of which we refer to as a “Liquidity Event,” including but not limited to (i) listing our common stock on a national securities exchange (or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock); (ii) our sale or merger in a transaction that provides our stockholders with a combination of cash and/or securities of a publicly traded company; and (iii) sale of all or substantially all of our real property, debt related investments and real estate securities assets for cash or other consideration. We presently intend to effect a Liquidity Event within 10 years from the date we commenced formal operations on April 3, 2006. However, there can be no assurance that we will effect a Liquidity Event within such time or at all. The current state of the credit markets has resulted in generally lower transaction volume in the broader real estate market and for us. In addition, and in light of market conditions, we have attempted to be prudent in the deployment of capital, which also has resulted in a slower pace of investments. As a result, we may be delayed in our ability to invest our capital in real property and other investments. This delay increases the chance that a Liquidity Event may be delayed beyond 10 years from the date we commenced formal operations.

In order for Financial Industry Regulatory Authority (“FINRA”) members and their associated persons to have participated in the sale of shares of common stock pursuant to our public offerings, we are required pursuant to FINRA Rule 2310 to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. FINRA members that are a general securities firm are also required by FINRA rules to, under certain circumstances, include the per share estimated value that we disclose in our annual report on their customer’s account statement, provided that the estimated value is not developed from data that is more than 18 months prior to the customer account statement’s date. In February 2009, FINRA issued Regulatory Notice 09-09 (the “FINRA Notice”) that advised general securities broker-dealers that they may no longer use the offering price, or “par value,” on a customer account statement more than 18 months following the conclusion of an offering, unless an appraisal of the program’s assets and operations yields the same value. In an effort to assist participating broker-dealers to comply with this account statement disclosure requirement, certain companies in the non-traded REIT industry have agreed to provide their respective broker-dealers with an updated per share estimated value using a variety of different valuation methodologies. In general, these updated values have been less than the offering price of the respective company’s common stock pursuant to earlier public offerings. No determination has been made to provide an updated per share estimated value of our common stock in order to facilitate broker-dealers’ compliance with the FINRA Notice. However, if we do provide an updated per share estimated value of our common stock, such value may be less than the price per share for which we sold our common stock pursuant to our prior public offerings and our DRIP Plan and that value may be used to effect a change in the share price for which stockholders can purchase shares pursuant to our DRIP Plan and to determine the price at which we would repurchase shares pursuant to our Share Repurchase Program.

In addition, we must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”) in the preparation of their reports relating to an investment in our shares. For these purposes, the estimated value of the shares was deemed to be $10.00 per share as of December 31, 2009. The basis for this valuation is the fact that, for most of the year ended December 31, 2009, we were conducting a public offering of our shares at the price of $10.00 per share to third-party investors through arm’s length transactions and as of December 31, 2009, we were conducting a public offering of shares pursuant to our DRIP Plan.

However, there is no public trading market for our shares at this time and, if such a market did exist, there is no assurance that stockholders would be able to receive $10.00 per share for their shares of our common stock.

Moreover, we have not performed an appraisal of our investments, principally our generally illiquid real property and debt related investments, which comprise substantially all of our net investment portfolio. As such, any estimated value of our shares at this time is not based upon an appraised value of our investments, nor does it reflect the impact of the adverse and severe changes in global economic and capital market conditions since 2007 or the amount stockholders would receive if our assets were sold and the proceeds were distributed in a liquidation. In the normal course and in the absence of other factors affecting current and future values of our existing and prospective investments, our aggregate net asset value would generally be expected to be less than the proceeds of our public offerings due to the payment of fees and expenses related to the distribution of our shares and the acquisitions of assets and, therefore, our $10.00 per share public offering price may not be the best indicator of the value of shares purchased as a long-term, income-producing investment. In addition, we may conduct additional public offerings of our common stock. Prior to providing a Liquidity Event for our stockholders, our board of directors will determine the public offering price of our shares of common stock for future public offerings, which may or may not be the same as our current public offering price.

We commenced our initial public offering on January 27, 2006. Pursuant to a registration statement, we offered on a continuous basis up to $2.0 billion in shares of our common stock, 75% of which were offered to the public at a price of $10.00 per share, and 25% of which were offered pursuant to our DRIP Plan at a price of $9.50 per share. Our initial public offering terminated as of the close of business on January 21, 2008, and as of such date approximately 118.2 million shares of our common stock were outstanding and held by a total of approximately 21,200 stockholders. Approximately 3.5 million shares were issued pursuant to our DRIP Plan in connection with our initial public offering.

On June 11, 2007, we filed a registration statement for our follow-on public offering, which was declared effective on January 22, 2008. As of the close of business on September 30, 2009, we terminated the primary portion of our public offering of shares of our common stock and ceased accepting new subscriptions to purchase shares of our common stock. However, we have offered and will continue to offer shares of common stock through our DRIP Plan at a price of $9.50 per share. As of December 31, 2009, we had sold approximately 76.4 million shares of our common stock to a total of approximately 11,900 stockholders in connection with our follow-on public offering.

On October 23, 2009, we filed and went effective on a registration statement on Form S-3 registering the sale of shares issued pursuant to our DRIP Plan (the “DRIP Offering”).

Holders

As of March 22, 2010, we had approximately 184.3 million shares of our common stock outstanding held by a total of approximately 33,100 stockholders in connection with our public offerings. As of March 22, 2010, we had approximately 7.0 million OP Units outstanding issued to third parties in connection with our Operating Partnership’s private placement offerings.

Distribution Reinvestment Plan

We maintain the DRIP Plan for our stockholders to help facilitate investments in our shares of common stock. Our DRIP Plan allows our stockholders to have cash otherwise distributable to them invested in additional shares of our common stock at a price equal to $9.50 per share. We may terminate the DRIP Plan for any reason at any time upon 10 days’ prior written notice to participants. Participation in the plan may also be terminated with respect to any person to the extent that a reinvestment of distributions in shares of our common stock would cause the share ownership limitations contained in our charter to be violated.

Participants may acquire shares of our common stock pursuant to our DRIP Plan until the earliest date upon which (i) our DRIP offering and any future offering pursuant to our DRIP Plan terminates and we elect to deregister with the Commission the unsold amount of our common stock registered to be offered under our DRIP

Plan, or (ii) there is more than a de minimis amount of trading in shares of our common stock, at which time any registered shares of our common stock then available under our DRIP Plan will be sold at a price equal to the fair value of the shares of our common stock, as determined by our board of directors by reference to the applicable sales price with respect to the most recent trades occurring on or prior to the relevant distribution date. In any case, the price per share will be equal to the then-prevailing market price, which shall equal the price on the national securities exchange on which such shares of common stock are listed at the date of purchase.

Share Redemption Program

We have established a share redemption program (as amended from time to time, the “Program”) that provides our stockholders with limited interim liquidity. The Program will be immediately terminated if our shares of common stock are listed on a national securities exchange, or if a secondary market in our common stock is otherwise established.

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

In the event that a stockholder seeks to redeem all of its shares of our common stock, shares of our common stock purchased pursuant to our DRIP Plan may be excluded from the foregoing one-year holding period requirement at the discretion of the board of directors. If a stockholder has made more than one purchase of our common stock (other than through our DRIP Plan), the one-year holding period will be calculated separately with respect to each such purchase. In addition, for purposes of the one-year holding period, holders of OP Units who exchange their OP Units for shares of our common stock shall be deemed to have owned their shares as of the date they were issued their OP Units. Neither the one-year holding period nor the Redemption Caps (defined below) will apply in the event of the death of a stockholder. The board of directors reserves the right in its sole discretion at any time and from time to time to (i) waive the one-year holding period and either of the Redemption Caps in the event of disability (as such term is defined in the Code) of a stockholder, (ii) reject any request for redemption for any reason or no reason, or (iii) reduce the number of shares of our common stock allowed to be redeemed under the Program. If our board of directors waives the one-year holding period in the event of the disability of a stockholder, or if the redemption request is in connection with the death of a stockholder who has held their shares for less than one year, we will redeem such shares at the discounted amount listed in the above table for a stockholder who has held shares for one year. Furthermore, any shares redeemed in excess of the Quarterly Redemption Cap (defined below) as a result of the death or disability of a stockholder will be included in calculating the following quarter’s redemption limitations. At any time we are engaged in an offering of shares of our common stock, the per share price for shares of our common stock redeemed under our Program will never be greater than the then-current offering price of our shares of our common stock sold in the primary offering.

We are not obligated to redeem shares of our common stock under the Program. We presently intend to limit the number of shares to be redeemed during any calendar quarter to the lesser of (i) one-quarter of five percent of the number of shares of common stock outstanding as of the date that is twelve-months prior to the end of the current quarter, and (ii) the aggregate number of shares sold pursuant to our DRIP Plan in the immediately preceding quarter, which amount may be less than the Aggregate Redemption Cap (defined below). The lesser of the preceding limitations is referred to as the (“Quarterly Redemption Cap”). Our board of directors retains the right, but is not obligated to, redeem additional shares if, in its sole discretion, it determines that it is in our best interest to do so, provided that we will not redeem during any consecutive twelve month period more than five percent of the number of shares of common stock outstanding at the beginning of such twelve-month period (the “Aggregate Redemption Cap”, and together with the Quarterly Redemption Cap, the “Redemption Caps”), unless permitted to do so by applicable regulatory authorities. Although we presently intend to redeem shares pursuant to the above referenced methodology, to the extent that the aggregate proceeds received from the sale of shares pursuant to our DRIP Plan in any quarter are not sufficient to fund redemption requests, our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock, up to the Aggregate Redemption Cap. Such sources of funds could include cash on hand, cash available from borrowings, cash from the sale of our shares pursuant to our DRIP Plan in other quarters, and cash from liquidations of securities investments, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, debt repayment, purchases of real property, real estate related securities, debt related investments or redemptions of OP Units. Our board of directors has no obligation to use other sources of funds to redeem shares of our common stock under any circumstances. The board of directors may in some circumstances, but is not obligated to, increase the Aggregate Redemption Cap, but may only do so in reliance on an applicable no-action letter issued by the Commission staff that would allow such an increase. There can be no assurance that the board of directors will increase either of the Redemption Caps at any time, nor can there be assurance that the board of directors will be able to obtain, if necessary, a no-action letter from the Commission. In any event, the number of shares of our common stock that we may redeem will be limited by the funds available from purchases pursuant to our DRIP Plan, cash on hand, cash available from borrowings and cash from liquidations of securities or debt related investments as of the end of the applicable quarter.

The board of directors may, in its sole discretion, amend, suspend, or terminate the Program at any time if it determines that the funds available to fund the Program are needed for other business or operational purposes or that amendment, suspension or termination of the Program is in the best interest of our stockholders. Any amendment, suspension or termination of the Program will not affect the rights of holders of OP Units to cause us to redeem their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both pursuant to the Operating Partnership Agreement (the “OP Agreement”). In addition, the board of directors may determine to modify the Program to redeem shares at the then-current net asset value per share (provided that any offering will then also be conducted at net asset value per shares), as calculated in accordance with policies and procedures developed by our board of directors. If the board of directors decides to amend, suspend or terminate the Program, we will provide stockholders with no less than 30 days prior written notice. Therefore, stockholders may not have the opportunity to make a redemption request prior to any potential suspension, amendment, or termination of our Program.

We intend to redeem shares of our common stock quarterly under the Program. All requests for redemption must be made in writing and received by us at least 15 days prior to the end of the applicable quarter.

Stockholders may also withdraw their redemption request by submitting a request in writing that is received by us at any time up to three business days prior to the end of the applicable quarter.

In connection with our quarterly redemptions, our affiliated stockholders will defer their redemption requests until all redemption requests by unaffiliated stockholders have been met. However, we cannot guarantee that the funds set aside for the Program will be sufficient to accommodate all requests made in any quarter. In the event that we do not have sufficient funds available to redeem all of the shares of our common stock for which redemption requests have been submitted in any quarter or the total amount of shares requested for redemption exceed the Quarterly Redemption Cap, we plan to redeem the shares of our common stock on a pro rata basis. In addition, we will redeem shares of our common stock in full that are presented for redemption in connection with the death and, if approved by the board of directors in its sole discretion, disability, of a stockholder, regardless of whether we redeem all other shares on a pro rata basis. Moreover, such determinations regarding our Program will not affect any determinations that may be made by the board of directors regarding requests by holders of OP Units for redemption of their OP Units pursuant to the OP Agreement.

We will determine whether to approve redemption requests no later than 30 days following the end of the applicable quarter, which we refer to as the “Redemption Date.” No later than three business days following the Redemption Date, we will pay the redemption price in cash for shares approved for redemption and/or, as necessary, will notify each stockholder in writing if the stockholder’s redemption request was not honored in whole or in part. The redemption request of a stockholder that is not honored in whole or in part will be deemed automatically withdrawn for such shares for which redemption was not approved, and any such stockholder may resubmit a request in a subsequent quarter. We will not retain redemption requests that are not honored in any particular quarter. The redemption request for such shares of our common stock will be deemed void and will not affect the rights of the holder of such shares of our common stock, including the right to receive distributions thereon. If a pro rata redemption would result in a stockholder owning less than half of the minimum purchase amount required under state law, we would redeem all of such stockholder’s shares of our common stock. If a pro rata redemption would result in a stockholder owning less than the minimum amount required under state law but at least half of such amount, we would not redeem any shares of our common stock that would take the stockholder’s holdings below the minimum threshold.

Shares of our common stock redeemed by us under the Program will return to the status of authorized but unissued shares of common stock. We will not resell such shares of common stock to the public unless they are first registered with the Commission under the Securities Act and under appropriate state securities laws or otherwise sold in compliance with such laws.

In aggregate, for the year ended December 31, 2009, we redeemed approximately 5.6 million shares of common stock pursuant to the Program for approximately $52.5 million, as described further in the table below.

Month Ended	Total Number of Shares Redeemed	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan’s Program (1)
January 31, 2009	-	$-	-	-
February 28, 2009	-	-	-	-
March 31, 2009	924,014	9.43	924,014	-
April 30, 2009	-	-	-	-
May 31, 2009	-	-	-	-
June 30, 2009	1,456,475	9.39	1,456,475	-
July 31, 2009	-	-	-	-
August 31, 2009	-	-	-	-
September 30, 2009	1,567,631	9.40	1,567,631	-
October 31, 2009	-	-	-	-
November 30, 2009	-	-	-	-
December 31, 2009	1,626,684	9.44	1,626,684	-

Total	5,574,804	$9.42	5,574,804	1,125,056

(1)	This represents the number of shares that could be redeemed for the three months ended March 31, 2010 without exceeding our limitations discussed above.

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

The following table sets forth the distributions that had been paid and/or declared by us for the years ended December 31, 2009 and 2008 and as of March 22, 2010 for the first quarter of 2010.

Quarter	Amount Declared per Share/Unit (1)	Annualized Amount per Share/Unit (1)	Payment Date
2008
1st Quarter 2008	$0.1500	$0.60	April 15, 2008
2nd Quarter 2008	$0.1500	$0.60	July 15, 2008
3rd Quarter 2008	$0.1500	$0.60	October 15, 2008
4th Quarter 2008	$0.1500	$0.60	January 15, 2009
2009
1st Quarter 2009	$0.1500	$0.60	April 15, 2009
2nd Quarter 2009	$0.1500	$0.60	July 15, 2009
3rd Quarter 2009	$0.1500	$0.60	October 15, 2009
4th Quarter 2009	$0.1500	$0.60	January 15, 2010
2010
1st Quarter 2010	$0.1500	$0.60	April 15, 2010 (2)

(1)	Assumes share of common stock was owned for the entire quarter.

(2)	Our board of directors authorized a first quarter 2010 distribution of $0.15 per share of common stock, which will be payable to stockholders of record as of the close of business on each day during the period, from January 1, 2010 through and including March 31, 2010, prorated for the period of ownership. The payment date for such distribution is expected to be April 15, 2010.

Equity Incentive Plan Information

We have adopted an equity incentive plan that we use to attract and retain qualified independent directors, employees, advisors and consultants providing services to us who are considered essential to our long-range success by offering these individuals an opportunity to participate in our growth through awards in the form of, or based on, our common stock. See “Item 10. Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K for additional details regarding our equity incentive plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data relating to our historical financial condition and results of operations for the years ended December 31, 2009, 2008, 2007 and 2006, and for the period from April 11, 2005 (inception) through December 31, 2005. The financial data in the table is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The amounts in the table are in thousands except per share and footnote information.

	For the Year Ended December 31,				For the Period from April 11, 2005 (Inception) through December 31, 2005
	2009	2008	2007	2006
Operating Data:
Total revenue	$159,723	$141,690	$95,066	$6,504	$-
Total operating expenses, excluding acquisition-related expenses	(112,855)	(97,765)	(62,639)	(5,804)	-
Equity in earnings of unconsolidated joint venture	2,210	586	-	-	-
Interest and other income	2,895	11,996	11,927	1,259	*
Interest expense	(55,640)	(45,151)	(33,600)	(2,076)	-
Acquisition-related expenses net of other gains	(4,936)
Loss on derivatives	(7,998)	(11,673)	(557)	-	-
Gain on extinguishment of debt	-	9,309	-	-	-
Provision for loss on debt related investments	(17,339)	-	-	-	-
Net other-than-temporary impairment on securities	(13,141)	(192,724)	-	-	-

Net income (loss)	(47,081)	(183,732)	10,197	(117)	*
Net income (loss) attributable to noncontrolling interests	2,296	7,346	868	65	-

Net income (loss) attributable to common stockholders	$(44,785)	$(176,386)	$11,065	$(52)	*

Common Stock Distributions
Common stock distributions declared	$104,365	$84,023	$51,175	$4,090	$-
Common stock distributions declared per share	$0.60	$0.60	$0.60	$0.42	$-

Per Share Data:
Net income (loss) per common share:
Basic	$(0.26)	$(1.26)	$0.13	$(0.01)	$0.01
Diluted	$(0.26)	$(1.26)	$0.13	$(0.02)	$0.01

Other Information:
Weighted average number of common shares outstanding:
Basic	174,006	140,106	85,473	7,087	*	*
Diluted	181,109	144,533	85,493	7,107	*	*

Balance Sheet Data:
Total assets	$2,362,991	$2,123,578	$1,811,784	$452,971	$203
Total debt obligations	$840,966	$734,928	$698,983	$84,450	$-
Total liabilities	$1,090,405	$963,712	$891,969	$159,177	$-

Cash Flow Data:
Net cash provided by operating activities	$51,221	$60,266	$31,772	$2,694	*
Net cash used in investing activities	$(245,114)	$(127,254)	$(1,165,338)	$(320,426)	$-
Net cash provided by financing activities	$168,466	$315,567	$1,357,883	$385,047	$-

*	Less than $100.

**	200 shares outstanding.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We operate in a manner intended to qualify as a real estate investment trust (“REIT”) for federal income tax purposes, commencing with the taxable year ended December 31, 2006, when we first elected REIT status. We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through our operating partnership, Dividend Capital Total Realty Operating Partnership, L.P. (our “Operating Partnership”). Furthermore, our Operating Partnership wholly owns a taxable REIT subsidiary, DCTRT Leasing Corp. (the “TRS”), through which we execute certain business transactions that might otherwise have an adverse impact on our status as a REIT if such business transactions were to occur directly or indirectly through our Operating Partnership.

The primary source of our revenue and earnings is comprised of rent received from customers under long-term (generally three to ten years) operating leases at our properties, including reimbursements from customers for certain operating costs, interest payments from our debt related investments and interest and dividend payments from our investments in real estate securities. Our primary expenses include rental expenses, depreciation and amortization expenses, general and administrative expenses, asset management fees and interest expense.

We are an externally managed REIT and have no employees. Our day-to-day activities are managed by Dividend Capital Total Advisors LLC (our “Advisor”), an affiliate, under the terms and conditions of an advisory agreement (the “Advisory Agreement”). In addition, under the terms of certain dealer manager agreements, Dividend Capital Securities LLC (the “Dealer Manager”), an affiliate, served as the former manager of our public and private offerings. As a result of the termination of the primary portion of our public offering, we terminated our dealer manager agreement with the Dealer Manager covering our public offerings. Subsequent to December 31, 2009, we also terminated our dealer manager agreements with the Dealer Manager covering our private placement offerings. The Advisor and its affiliates, including our former Dealer Manager, receive or have received various forms of compensation, reimbursements and fees for services relating to our public and private offerings and for the investment and management of our real estate assets.

The cornerstone of our investment strategy is to provide investors seeking a general real estate allocation with a broadly diversified portfolio of assets. Our targeted investments include:

1.	Direct investments in real properties, consisting of office, industrial, retail, multifamily, hospitality and other properties, primarily located in North America;

2.	Certain debt related investments, including originating and participating in whole mortgage loans secured by commercial real estate, B-notes, mezzanine debt and other related investments; and

3.	Investments in real estate securities, including securities issued by other real estate companies, CMBS and CRE-CDOs and similar investments.

As of December 31, 2009, we had total gross investments of approximately $1.9 billion (before accumulated depreciation of approximately $146.2 million), comprised of:

(1)	79 operating properties located in 27 geographic markets in the United States, aggregating approximately 13.0 million net rentable square feet. Our operating real property portfolio includes an aggregate gross investment amount of approximately $1.7 billion and consists of:

•	18 office properties located in 11 geographic markets, aggregating approximately 2.9 million net rentable square feet, with an aggregate gross investment amount of approximately $598.2 million;

•

26 industrial properties located in 13 geographic markets, aggregating approximately 7.0 million net rentable square feet, with an aggregate gross investment amount of approximately $372.1 million; and

•	35 retail properties located in 11 geographic markets, aggregating approximately 3.0 million net rentable square feet, with an aggregate gross investment amount of approximately $715.3 million.

(2)	Approximately $157.9 million in net debt related investments, including (a) investments in B-notes of approximately $51.9 million (b) investments in mezzanine debt of approximately $20.0 million, (c) investments in mortgage notes of approximately $68.6 million and (d) an investment in an unconsolidated joint venture of approximately $17.4 million.

(3)	Approximately $72.7 million in real estate securities, including (a) preferred equity securities of various real estate operating companies and REITs with an aggregate fair value of approximately $63.9 million, and (b) CMBS and CRE-CDOs with an aggregate fair value of approximately $8.8 million.

Consistent with our investment strategy, we have three business segments: (i) real property, (ii) debt related investments and (iii) real estate securities. For a discussion of our business segments and the associated revenue and net operating income by segment, see Note 15 to our financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

We expect to fund our future and near term investment activity primarily through the use of cash on hand and the issuance and assumption of debt obligations.

•

Cash on hand — As of December 31, 2009, we had approximately $514.8 million of cash and cash equivalents. As of December 31, 2009, the majority of our cash was invested in various AAA-rated money market funds, which were earning interest at a weighted average yield of approximately 0.2%.

•

The issuance and assumption of debt obligations — As of December 31, 2009, we had total debt obligations of approximately $841.0 million comprised of approximately $827.6 million of mortgage notes and $13.4 million of other secured borrowings outstanding.

We believe that our cash balance is critical in the current market and positions us well to take advantage of investment opportunities in the future. Several trends developed in 2009, which limited investment opportunities, including owners of real estate continuing to delay any meaningful disposition in hopes for a better value in the future, banks extending maturing loans beyond their original maturities and increased competition for high quality real estate investments. As a result, attractive opportunities to deploy our capital have been limited. In addition, and in light of market conditions, we have attempted to be prudent in the deployment of capital, which also has resulted in a slower pace of investments. In the meantime, our cash balance has a significant dilutive effect on our goal of funding the payment of quarterly distributions to our stockholders entirely from our operations over time.

Accordingly, we determined that it was prudent to close our public offering sooner than the anticipated closing in January 2010, and, in so doing, limit the amount of incremental dilutive cash. As a result, and other than pursuant to our DRIP Plan, we have not offered our shares for sale in our public offering after

September 30, 2009. As of December 31, 2009, we had issued approximately 182.8 million common shares through the primary portion of our public offerings, net of redemptions and selling costs, for net proceeds of approximately $1.6 billion.

Despite the challenging economic conditions described above, we believe that attractive opportunities may exist to deploy equity capital to acquire high-quality, real properties leased to creditworthy tenants in premier locations throughout the United States, with the intention of owning and operating these properties over the long term. Many of these opportunities are expected to become available as a result of debt refinancings coming due or other liquidity concerns for many industry participants, and generally the current market environment favors real estate investors with significant amounts of available cash who can provide no financing contingencies and more certainty of closing. Furthermore, the current credit market conditions may also create an opportunity to make debt related investments by lending money to experienced real estate owners at attractive rates and terms secured by high-quality collateral. Our ability to identify and execute on these types of opportunities inherently has risk. The following identifies the principal business risks associated with our business.

Principal Business Risks

In our view, there are several principal near-term business risks we face in achieving our business objectives.

•

The risk that the current prolonged economic slowdown and severe recession could have a negative impact on our operations. A negative impact on our real property and debt related investments may continue to occur as a result of increased tenant bankruptcies and tenant defaults, generally lower demand for rentable space, as well as a potential oversupply of rentable space, which could lead to little or no demand for rentable space or increased concessions, tenant improvement expenditures or reduced rental rates to maintain occupancies.

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

•

Another principal near-term business risk is our ability to continue to identify additional real property and debt related investments on a timely basis to maintain portfolio diversification across multiple dimensions and to provide consistent quarterly distributions to our stockholders that, in the future, we intend to be funded entirely by our operations. The number and type of real properties we may acquire and debt related investments we may invest in will depend upon real estate market conditions, conditions in the capital markets and other circumstances existing at the time of acquisition. As described above, several trends have led to lower transaction volumes and to the extent that such disruptions and uncertainties continue, we may be further delayed in our ability to deploy capital into investments that meet our investment criteria, which could have a dilutive effect on our results from operations as a result of higher cash balances that earn less than potential returns on investments in real properties and real estate related assets. In addition, this delay increases the chance that our intended Liquidity Event, which we intend to effect within ten years from the date we commenced on April 3, 2006, may be delayed beyond ten years.

•

A further principal business risk is our ability to access additional debt financing on reasonable terms. Over the past 12 to 18 months, the U.S. credit markets have experienced severe dislocations and liquidity disruptions, which have caused significant volatility in credit spreads on prospective debt financings and created uncertainties with respect to the valuation of assets. Continued volatility and uncertainty in the credit markets could negatively impact our ability to access additional debt financing at reasonable terms or at all, which may negatively affect investment returns on future acquisitions or our ability to make additional acquisitions consistent with our overall investment objectives.

Significant Transactions During the Year Ended December 31, 2009

Investment Activity

Real Property Acquisitions

The following table describes our real property acquisitions made during the year ended December 31, 2009 (dollar and square footage amounts in thousands).

Property	Market	Property Type	Number of Properties	Date of Acquisition	Gross Investment Amount (1)	Net Rentable Square Feet	Occupancy (2)
2009 real property acquisitions
Preston Sherry Plaza	Dallas, TX	Office	1	12/16/09	$29,819	147	89.3%
Park Place	Dallas, TX	Office	1	12/16/09	23,704	177	72.2%
Campus Road Office Center	Princeton, NJ	Office	1	11/03/09	51,075	167	100.0%
Greater DC Retail	Washington, DC	Retail	1	04/06/09	62,297	233	100.0%
1300 Connecticut	Washington, DC	Office	1	03/10/09	66,486	126	97.6%

Total 2009 real property acquisitions			5		$233,381	850	92.0%

(1)	Gross investment amount represents our accounting basis as reported on the face of our financial statements as of December 31, 2009.

(2)	Occupancy rates are based on commenced leases as of December 31, 2009.

Debt Related Investments

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

Impairment

During the year ended December 31, 2009, we recognized approximately $17.3 million in a provision for loan loss related to our debt related investments in the accompanying statements of operations. This provision was entirely related to one mezzanine debt investment and resulted from our assessment that future cash flows from this investment were highly uncertain and that the collateral has no value. We have taken a provision loan loss for the entire carrying amount of this investment as of December 31, 2009. We have not recognized any provision loan losses associated with any other investments in our debt investment portfolio as of December 31, 2009.

Financing Activity

Mortgage Debt Financing

During the year ended December 31, 2009, we obtained or assumed approximately $113.7 million in additional mortgage debt financing, comprised of four mortgage notes secured by eight real properties. The weighted average stated interest rate on these financings was approximately 6.1%. (See Note 6 in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional details of these mortgage loans.) During the year ended December 31, 2008, we obtained or assumed approximately $184.8 million in additional mortgage debt, comprised of ten mortgage notes secured by 21 real properties.

Equity Capital Raise from Public and Private Offerings

During the year ended December 31, 2009, we issued approximately 29.4 million shares of our common stock in connection with our public offerings for net proceeds of approximately $266.9 million. In addition, during the year ended December 31, 2009, our Operating Partnership raised approximately $12.2 million from the sale of fractional interests in one property.

On August 3, 2009, we announced the termination of the primary portion of our public offering effective as of the close of business on September 30, 2009. We are continuing to offer shares of common stock through our DRIP Plan.

Acquisition of Fractional Interests

During the year ended December 31, 2009, our Operating Partnership exercised its option to acquire, at fair value, approximately $7.9 million of previously sold fractional interests in one property for a combination of (i) approximately 747,000 OP Units issued at a price of $10.00 per OP Unit, representing approximately $7.5 million of the aggregate purchase and (ii) approximately $412,000 in cash.

How We Measure Our Performance

Funds From Operations

We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider funds from operations (“FFO”) to be a useful supplemental measure of our operating performance. Our discussion and calculation of our FFO reconciled from net income (loss) for the years ended December 31, 2009 and 2008 will be separately presented in our announcement of 2009 financial and operating results prior to our 2009 earnings conference.

Net Operating Income (“NOI”)

We use NOI as a supplemental financial performance measure because NOI reflects the specific operating performance of our real properties, debt related investments and real estate securities and excludes certain items that are not considered to be controllable in connection with the management of each property, such as interest income, depreciation and amortization, general and administrative expenses, asset management fees, interest expense and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance as a whole, since it does exclude such items that could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

Our Operating Results

For the years ended December 31, 2009 and 2008, we had a net loss attributable to common stockholders of $44.8 million and $176.4 million, respectively. The results of our operations for the year ended December 31,

2009 was substantially different than our results for the same period in 2008, primarily as a result of more investing and financing activities and as a result of significantly reduced other-than-temporary impairment charges related to our investments in real estate securities.

The following series of tables and discussions describe in detail our results of operations, including those items specifically mentioned above, for the years ended December 31, 2009 and 2008 and the years ended December 31, 2008 and 2007.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

The following table illustrates the changes in rental revenues, rental expenses, net operating income, other income and other expenses for the year ended December 31, 2009 compared to the same period in 2008. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. The same store portfolio includes 61 properties acquired prior to January 1, 2008, comprising approximately 10.3 million square feet. A discussion of these changes follows the table (in thousands).

	For the Year Ended December 31,
	2009	2008	$ Change
Revenues
Base rental revenue-same store (1)	$81,393	$80,535	$858
Other rental revenue-same store	25,672	28,288	(2,616)

Total rental revenue-same store	107,065	108,823	(1,758)
Rental revenue-2009/2008 acquisitions	34,572	5,924	28,648

Total rental revenue	141,637	114,747	26,890
Securities income	8,074	17,567	(9,493)
Debt related income (2)	12,222	9,962	2,260

Total revenues	161,933	142,276	19,657

Rental Expense
Same store	28,365	28,594	(229)
2009/2008 acquisitions	8,638	1,027	7,611

Total rental expense	37,003	29,621	7,382

Net Operating Income (3)
Real property-same store	78,700	80,127	(1,427)
Real property-2009/2008 acquisitions	25,934	5,000	20,934
Securities income	8,074	17,567	(9,493)
Debt related income	12,222	9,962	2,260

Total net operating income	124,930	112,656	12,274

Other Operating Expenses
Depreciation and amortization expense	57,834	52,313	5,521
General and administrative expenses	5,079	4,233	846
Asset management fees, related party	12,939	11,599	1,340
Acquisition-related expenses net of other gains	4,936	—	4,936

Total other operating expenses	80,788	68,145	12,643

Other Income (Expenses)
Interest and other income	2,895	11,996	(9,101)
Interest expense	(55,640)	(45,151)	(10,489)
Loss on derivatives	(7,998)	(11,673)	3,675
Gain on extinguishment of debt	—	9,309	(9,309)
Net other-than-temporary impairment on securities	(13,141)	(192,724)	179,583
Provision for loss on debt related investments	(17,339)	—	(17,339)

Total other income (expenses)	(91,223)	(228,243)	137,020

Net Loss	$(47,081)	$(183,732)	$136,651

(1)	Base rental revenue represents contractual base rental revenue earned by us from our tenants and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above-market intangible lease assets or the amortization of below-market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as expense recovery revenue are included in the line item, referred to as “other rental revenue.”

(2)	Includes equity-in-earnings from an unconsolidated joint venture of approximately $2.2 million and $586,000 for the years ended December 31, 2009 and 2008, respectively.

(3)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “Net Operating Income” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Rental Revenue

Rental revenue increased approximately $26.9 million to approximately $141.6 million for the year ended December 31, 2009, compared to approximately $114.7 million for the same period in 2008. This increase is primarily attributable to our acquisition of 18 additional operating real properties subsequent to December 31, 2007.

Same store base rental revenues increased by approximately $858,000, or 1.2%, for the year ended December 31, 2009 compared to the same period in 2008. This increase was primarily due to scheduled rent increases in 2009 and the expiration of certain rent abatement terms subsequent to December 31, 2008. This was partially offset by a decline in the occupancy of our same store portfolio of assets. As of December 31, 2009 and 2008, occupancy of our same store portfolio was approximately 93.3% and 94.8%, respectively.

Same store other rental revenue decreased by approximately $2.6 million, or 9.2%, for the year ended December 31, 2009, compared to approximately $28.3 million for the same period in 2008. This decrease was primarily driven by straight-line rent adjustments that increased revenue during the year ended December 31, 2008 caused by significant rent abatements, which did not recur during the same period in 2009.

Securities Income

Securities income decreased approximately $9.5 million to approximately $8.1 million for year ended December 31, 2009, compared to approximately $17.6 million for the same period in 2008.

Income from our CMBS and CRE-CDO securities decreased due to three factors including the decline in LIBOR rates, suspended interest payments and a change in accounting methodology. As of December 31, 2009 and 2008, the one-month LIBOR rate was approximately 0.23% and 0.44%, respectively. For both December 31, 2009 and 2008, approximately 44% of our real estate securities, based on notional amounts, were floating rate securities. Also, three of our CMBS and CRE-CDO securities have indefinitely suspended their interest payments resulting in a loss of annualized interest income of approximately $1.1 million based on the LIBOR rate as of December 31, 2009. Finally, the change to the cost recovery method of accounting for certain of our CMBS and CRE-CDO securities due to the uncertainty of cash flows through the year resulted in a decrease of interest income of approximately $1.2 million. Collectively, these issues caused a decrease of interest income from our CMBS and CRE-CDO securities of approximately $6.9 million.

The decrease to interest income of our preferred equity securities was primarily attributable to three of our issuers indefinitely suspending their respective preferred dividends during the year ended December 31, 2008. These suspended dividends represent a loss of annualized interest income of approximately $2.6 million for the year ended December 31, 2009.

Debt Related Income

Debt related income increased approximately $2.3 million, to approximately $12.2 million for the year ended December 31, 2009, compared to approximately $10.0 million for the same period in 2008. The increase is primarily attributable to our investment of $104.4 million in debt related investments subsequent to

December 31, 2007. The increase in debt related income due to investments was partially offset by a general decline in the one-month LIBOR rate, which impacts interest income on floating-rate debt related investments. Approximately 19.4% and 28.6% of our debt related investments earned interest based on a floating-rate as of December 31, 2009 and 2008, respectively.

Rental Expenses

Rental expenses increased approximately $7.4 million to approximately $37.0 million for the year ended December 31, 2009, from approximately $29.6 million for the same period in 2008. This increase is primarily attributable to our acquisition of 18 additional operating real properties subsequent to December 31, 2007.

Same store rental expenses decreased by approximately $229,000, or 0.8%, for the year ended December 31, 2009 as compared to the same period in 2008, due primarily to decreases in insurance expense of approximately $311,000 and repair and maintenance expense of approximately $502,000. These decreases were partially offset by increases in property taxes of approximately $223,000, and bad debt expenses of approximately $351,000.

Other Operating Expenses

Depreciation and Amortization Expense

Depreciation and amortization expense increased $5.5 million to $57.8 million for the year ended December 31, 2009, compared to approximately $52.3 million for the same period in 2008. This increase is primarily attributable to our acquisition of 18 additional operating real properties subsequent to December 31, 2007.

General and Administrative Expenses

General and administrative expenses increased approximately $847,000 to $5.1 million for the year ended December 31, 2009, from $4.2 million for the same period in 2008. This increase is primarily attributable to growth in stockholders, accounting and legal fees and other general overhead expenses.

Asset Management Fees, Related Party

Asset management fees paid to our Advisor increased approximately $1.3 million to approximately $12.9 million for the year ended December 31, 2009, from approximately $11.6 million for the same period in 2008. This increase resulted from additional investments held during the year ended December 31, 2009 compared to the same period in 2008. This increase was primarily attributable to our acquisition of 18 additional operating real properties and four debt investments subsequent to December 31, 2007.

Acquisition-Related Expenses Net of Other Gains

Beginning on January 1, 2009, we are required to expense costs associated with the acquisition of real property as incurred, including acquisition fees paid to the Advisor. In addition, we are also required to estimate the fair value of contingent consideration related to acquisitions of real property and record either a gain or loss to our statement of operations for changes in our estimate of fair value. During year ended December 31, 2009, we incurred approximately $5.9 million of acquisition-related expenses, which were attributable to our 2009 acquisitions. This expense was comprised of acquisition fees paid to the Advisor of approximately $2.3 million and legal, closing, transfer taxes and other due diligence costs of approximately $3.6 million. We recorded a gain of approximately $1.0 million related to an increase in the estimated fair value of contingent consideration received related to previous real property acquisitions. Prior to January 1, 2009, acquisition-related expenses were capitalized and amortized to depreciation and amortization expense over the related life of the acquired property. In addition, prior to January 1, 2009, changes in the estimated fair value of contingent consideration were not recognized in our statements of operations until the actual consideration was realized. As a result, there were no acquisition-related expenses and other gains (losses) for the same period in 2008.

Other Income (Expenses)

Interest Income

Interest income decreased by approximately $9.1 million to $2.9 million for the year ended December 31, 2009, from $12.0 million for the same period in 2008. This decrease is attributable to lower average yields on our floating-rate interest-bearing bank accounts and money market mutual fund investments. The weighted average interest rate for which our cash balances earned interest income was 0.2% and 1.3% as of December 31, 2009 and 2008, respectively.

Interest Expense

Interest expense increased $10.5 million to $55.6 million for the year ended December 31, 2009, from $45.2 million for the same period in 2008. This increase resulted primarily from additional mortgage note financing we assumed or incurred subsequent to December 31, 2007, partially offset by a general decline in the one-month LIBOR rate, which impacts interest expense on floating-rate debt obligations, and the partial repayment of our other secured borrowings. Our total borrowings, including financing obligations, increased by 13.1% to approximately $950.1 million in 2009 from approximately $840.0 million for the same period in 2008. The following table further describes our interest expense by debt obligation, including amortization of loan cost, amortization of other compensation income related to our derivatives and related discounts and premiums, for the years ended December 31, 2009 and 2008 (amounts in thousands).

	2009	2008
Debt obligation
Mortgage notes	$49,209	$37,151
Financing obligations	6,189	6,775
Other secured borrowings	242	1,225

Total	$55,640	$45,151

Loss on Derivatives

Loss on derivatives decreased by approximately $3.7 million to $8.0 million for the year ended December 31, 2009, from $11.7 million for the same period in 2008. During the years ended December 31, 2009 and 2008, we determined that it was no longer probable that previously forecasted incurrences of fixed-rate debt associated with certain of our forward starting swaps would be incurred within the timeframe specified in the corresponding hedge designation memorandum. As a result of these discontinuances of these cash flow hedges, we recognized losses on derivatives of approximately $9.6 million and $9.5 million for the years ended December 31, 2009 and 2008, respectively. In addition, during the years ended December 31, 2009 and 2008, we recognized a net gain of approximately $1.6 million and a net loss of approximately $2.1 million, respectively, due to a change in forecasted dates of debt incurrences.

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

Net Other-than-Temporary Impairment on Securities

Net other-than-temporary impairment on securities decreased by approximately $179.6 million to approximately $13.1 million for the year ended December 31, 2009 from approximately $192.7 for the same period in 2008. During the year ended December 31, 2009, we recorded net other-than-temporary impairment charges of approximately $13.1 million related to our CMBS and CRE-CDO securities. During the same period in 2008, we recorded net other-than-temporary impairment charges of approximately $123.0 million related to our CMBS and CRE-CDO securities and approximately $69.7 million related to our preferred equity securities. See Note 4 to our financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further discussion of this charge.

Provision for Loss on Debt Related Investments

Provision for loss on debt related investments was approximately $17.3 million during the year ended December 31, 2009 due to a complete provision for loss related to one of our debt related investments in the accompanying statements of operations. There were no impairment losses recognized for our debt related investments during the same period in 2008.

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

	For the Year Ended December 31,
	2008	2007	$ Change
Revenues
Base rental revenue-same store (1)	$25,582	$25,670	$(88)
Rental revenue-2008/2007 acquisitions	89,165	44,754	44,411

Total rental revenue	114,747	70,424	44,323
Securities income	17,567	15,691	1,876
Debt related income (2)	9,962	8,951	1,011

Total revenues	142,276	95,066	47,210

Rental Expenses
Same store	6,574	6,522	52
2008/2007 acquisitions	23,047	12,268	10,779

Total rental expenses	29,621	18,790	10,831

Net Operating Income (3)
Real property-same store	19,008	19,148	(140)
Real property-2008/2007 acquisitions	66,118	32,486	33,632
Securities income	17,567	15,691	1,876
Debt related income	9,962	8,951	1,011

Total net operating income	112,655	76,276	36,379

Other Operating Expenses
Depreciation and amortization expense	52,313	31,358	20,955
General and administrative expenses	4,232	3,784	448
Asset management fees, related party	11,599	8,707	2,892
Acquisition-related expenses and other gains (losses)	-	-	-

Total other operating expenses	68,144	43,849	24,295

Other Income (Expenses)
Interest and other income	11,996	11,927	69
Interest expense	(45,151)	(33,600)	(11,551)
Loss on derivatives	(11,673)	(557)	(11,116)
Gain on extinguishment of debt	9,309	-	9,309
Net other-than-temporary impairment on securities	(192,724)	-	(192,724)

Total other income (expenses)	(228,243)	(22,230)	(206,013)

Net Income (Loss)	$(183,732)	$10,197	$(193,929)

1)	Base rental revenue represents contractual base rental revenue earned by us from our tenants and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above-market intangible lease assets or the amortization of below-market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as expense recovery revenue are included in the line item, referred to as “other rental revenue.”

2)	Includes equity-in-earnings from an unconsolidated joint venture of approximately $586,000 for the year ended December 31, 2008. We did not have any equity-in-earnings from unconsolidated joint ventures during the year ended December 31, 2007.

3)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “Net Operating Income” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Rental Revenue

Total rental revenue increased approximately $44.4 million to approximately $114.7 million for the year ended December 31, 2008, compared to approximately $70.4 million for the same period in 2007. This increase is primarily attributable to our acquisition of 59 additional operating real properties subsequent to December 31, 2006.

Same store base rental revenues decreased by approximately $88,000, or 0.3%, for the year ended December 31, 2008, compared to the same period in 2007, primarily due to a decline in rental recovery revenue of approximately $377,000 partially offset by an increase in base rental revenue of approximately 1.2%, or $227,000, and other revenue items.

Securities Income

Securities income increased $1.9 million to $17.6 million for year ended December 31, 2008, compared to $15.7 million for the same period in 2007. This increase is primarily attributable to our acquisition of additional real estate securities with an investment amount of $207.8 million subsequent to December 31, 2006. The increase in securities income due to increased investments was partially offset by an average decline in the one-month LIBOR rate over the periods, which impacts interest income on floating-rate securities investments. As of December 31, 2008 and 2007, the one-month LIBOR rate was approximately 0.44% and 4.60%, respectively. For both December 31, 2008 and 2007, approximately 45.7% of our real estate securities, based on amounts invested, were floating rate securities. Furthermore, issuers of two of our preferred equity securities indefinitely suspended their respective preferred dividends during the three months ended December 31, 2008, resulting in a decrease in securities income of approximately $628,000 compared to the year ended December 31, 2007.

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

Same store rental expenses increased by approximately $52,000, or 0.8%, for the year ended December 31, 2008, as compared to the same period in 2007, due primarily to increases in bad debt expense of approximately $226,000, partially offset by a decrease in repair and maintenance and insurance expenses of approximately $191,000.

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

Asset Management Fees, Related Party

Asset management fees paid to our Advisor increased as a result of additional investments held during the year ended December 31, 2008, compared to the same period in 2007. During the year ended December 31, 2008, our Advisor earned $11.6 million in asset management fees, which was comprised of (i) real property asset management fees of $9.0 million associated with 75 real properties (including one disposed property and one property held for sale), (ii) debt related asset management fees of $1.1 million and (iii) real estate securities asset management fees of $1.5 million. During the same period in 2007, our Advisor earned $8.7 million in asset management fees, which was comprised of (i) real property asset management fees of $5.9 million associated with 61 real properties, (ii) debt related asset management fees of $933,000 and (iii) real estate securities asset management fees of $1.9 million.

Other Income (Expenses)

Interest Income

Interest income increased by approximately $69,000 to $12.0 million for the year ended December 31, 2008, from $11.9 million for the same period in 2007. This increase is attributable to increased cash balances, which was offset by lower average yields on our floating-rate interest-bearing bank accounts and money market mutual fund investments.

Interest Expense

Interest expense increased $11.6 million to $45.2 million for the year ended December 31, 2008, from $33.6 million for the same period in 2007. The increase resulted primarily from additional mortgage note financing and other secured borrowings we assumed or incurred subsequent to December 31, 2006. Our total weighted average borrowings, including financing obligations, increased by 46.8% to approximately $767.2 million in 2008 from approximately $522.5 million for the same period in 2007.The following table further describes our interest expense by debt obligation for the years ended December 31, 2009 and 2008 (amounts in thousands).

	2008	2007
Debt obligation
Mortgage notes	$37,151	$27,451
Financing obligations	6,775	5,186
Other secured borrowings	1,225	963

Total	$45,151	$33,600

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

Net Other-than-Temporary Impairment on Securities

During the year ended December 31, 2008, we recorded other-than-temporary impairment charges totaling approximately $192.7 million, comprised of an impairment charge of approximately $69.7 million related to our preferred equity securities and approximately $123.0 million related to our CRE-CDO and CMBS securities, which is reflected in the accompanying statement of operations. See Note 4 to our financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further discussion of this charge.

Liquidity and Capital Resources

Liquidity Outlook

Although the credit markets continue to be dislocated in the real estate sector as a result of the liquidity constraints of major lending institutions and other traditional sources of debt capital, we believe that our sources of capital are adequate to meet our short-term and long-term liquidity requirements. We believe that our existing cash balances, cash flows from operations, additional net proceeds from our DRIP Plan and prospective debt incurrences and assumptions will be sufficient to satisfy our liquidity and capital requirements for the next 12 months. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, distribution payments, redemption payments, acquisitions of real property, debt related investments and real estate securities and debt service payments, including debt maturities of approximately $62.6 million, all of which are subject to certain extension options.

Lease Expirations

Our primary source of funding for our property-level operating expenses and debt service payments is rent collected pursuant to our tenant leases. Our properties are generally leased to tenants for terms ranging from three to ten years. As of December 31, 2009, the weighted average remaining term of our leases was approximately 10.0 years, based on annualized base rent, and 5.5 years, based on leased square footage. The following is a schedule of expiring leases for our consolidated operating properties by annual minimum rents as of December 31, 2009 and assuming no exercise of lease renewal options (amounts in thousands).

Year	Lease Expirations
	Annualized Base Rent (1)%		Square Feet	%
2010 (2)	$8,283	7.4%	1,119	9.3%
2011	14,526	12.9%	1,724	14.4%
2012	15,355	13.7%	1,539	12.8%
2013	6,233	5.6%	702	5.8%
2014	8,741	7.8%	1,011	8.4%
2015	10,776	9.6%	1,201	10.0%
2016	5,790	5.2%	899	7.5%
2017	7,366	6.6%	1,601	13.3%
2018	2,828	2.5%	469	3.9%
2019	7,623	6.8%	316	2.6%
Thereafter	24,893	22.0%	1,433	12.0%

Total	$112,414	100.0%	12,014	100.0%

(1)	Annualized base rent represents the average annual rent of leases in place as of December 31, 2009, based on their respective non-cancellable terms, as of December 31, 2009.

(2)	Includes leases that are on a month-to-month basis.

The global market and economic conditions have been unprecedented, challenging and unpredictable with significantly tighter credit and declining economic growth throughout the year of 2009. These conditions have resulted in significant declines in the liquidity and value of our real estate securities relative to our original investment. Currently, the market for CMBS and CRE-CDO securities similar to ours is generally illiquid and inactive. While we have the ability and intent to hold our investments in CMBS and CRE-CDO securities until their respective maturity dates, the currently illiquid nature of these securities could inhibit our ability to potentially utilize these investments as a source of liquidity either through the sale of these securities or as collateral for a potential borrowing facility. Furthermore, we have experienced disruptions in current cash flow from our real estate securities, which have suspended interest and dividend payments generally as a result of the deterioration of the underlying fundamentals of our CDO investments or by credit rating agency downgrades of the underlying collateral. If market conditions persist or worsen, additional disruptions in current cash flow from our real estate securities may occur.

As of December 31, 2009, we had approximately $514.8 million of cash compared to $540.2 million as of December 31, 2008. The following discussion summarizes the sources and uses of our cash during the year ended December 31, 2009 that resulted in the net cash decrease of approximately $25.4 million.

Operating Activities

Net cash provided by operating activities was approximately $51.2 million for the year ended December 31, 2009, which represents an decrease of approximately $9.0 million compared to net cash provided by operating activities of approximately $60.3 million for the same period in 2008. This was primarily due to (i) an increase of acquisition-related expenses net of other gains of approximately $4.9 million resulting from the adoption of ASC Topic 805, (ii) decreased cash flow from interest income derived from cash accounts, (iii) decreased cash flow from our real estate securities due to the suspension of dividend and interest payments and (iv) increased interest expense due to new borrowings. This was partially offset by an increase in income as a result of our investment and financing activity subsequent to January 2007.

Investing Activities

Net cash used in investing activities increased approximately $117.8 million to approximately $245.1 million for the year ended December 31, 2009 from approximately $127.3 million for the same period in 2008. The majority of cash used in investing activities was attributable to real property acquisitions and investments in debt related investments.

Real Property Acquisitions

During the year ended December 31, 2009, we acquired five real properties for a total gross investment amount of approximately $233.4 million. These properties were acquired using a combination of (i) net proceeds from our public and private offerings, (ii) the assumption and incurrence of debt financing and (iii) available cash. For additional detail regarding these acquisitions see our section above entitled “Significant Transactions During the Year Ended December 31, 2009.”

Debt Related Investments

During the year ended December 31, 2009, we originated two debt related investments with a total gross investment amount of approximately $68.8 million. For additional detail regarding these debt investments, see our above section entitled “Significant Transactions During the Year Ended December 31, 2009.”

Financing Activities

Net cash provided by financing activities decreased approximately $147.1 million to approximately $168.5 million for the year ended December 31, 2009 from approximately $315.6 million for the same period in 2008. This decrease was primarily due to decreased proceeds raised from our public offerings, decreased mortgage note proceeds and decreased proceeds from our private placement offerings.

Public Offerings

Common shares issued pursuant to our public offerings declined by approximately 20.4 million shares to approximately 29.4 million shares for the year ended December 31, 2009 from 49.8 million shares for the same period in 2008. This decrease resulted in a decline in net proceeds of approximately $183.2 million to approximately $266.9 million for the year ended December 31, 2009 from $450.1 million for the same period in 2008.

On August 3, 2009, we announced the termination of the primary portion of our public offering effective as of the close of business on September 30, 2009. We are continuing to offer shares of common stock through our DRIP Plan.

The Operating Partnership’s Private Placements

During the year ended December 31, 2009, we raised approximately $12.2 million from the sale of fractional interests in one property. Furthermore, during 2009, we exercised our option to acquire, at fair value, approximately $7.9 million of previously sold fractional interests in one property for a combination of (i) approximately 747,000 OP Units issued at a price of $10.00 per OP Unit, representing approximately $7.5 million of the aggregate purchase and (ii) approximately $412,000 in cash. The result of this 2009 activity was a net increase in our financing obligations of approximately $4.3 million for the year ended December 31, 2009. Subsequent to December 31, 2009, we also terminated our dealer manager agreement in regard to our private placement offerings.

During the years ended December 31, 2009, 2008 and 2007, we incurred rent obligations of approximately $5.8 million, $6.1 million and $4.4 million, respectively, under our lease agreements with the investors who have participated in our private placement offerings. The various lease agreements in place as of December 31, 2009 contained expiration dates ranging from June 2019 to January 2023. The following table sets forth the future minimum rental payments due to investors under the various lease agreements associated with our private placement offerings (amounts in thousands).

For years ended December 31,	Future Minimum Rental Payments
2010	$8,100
2011	8,254
2012	8,415
2013	8,581
2014	8,691
Thereafter	91,588

Total	$133,629

Debt Financings

Mortgage Notes — Borrowing activity, net of principal repayments, increased by approximately $44.0 million to approximately $48.9 million for the year ended December 31, 2009 from approximately $4.9 million for the same period in 2008. During the year ended December 31, 2009, we obtained or assumed approximately $113.7 million in new mortgage debt financing that was comprised of four mortgage notes secured by eight real properties. These notes are amortizing, bearing interest at a weighted average stated interest rate of approximately 6.1% and mature between July 2014 and April 2016.

The following table describes our mortgage notes related to our operating properties in more detail as of December 31, 2009 and 2008 (amounts in thousands).

	Weighted Average Stated Interest Rate		Outstanding Balance (1)		Gross Investment Amount of Properties Securing Mortgage Notes
	2009	2008	2009	2008	2009	2008
Fixed rate mortgages	6.0%	6.0%	$764,967	$661,031	$1,322,177	$1,131,051
Floating rate mortgages (2)	2.0%	2.2%	62,647	58,036	86,316	85,665

Total / weighted average	5.7%	5.7%	$827,614	$719,067	$1,408,493	$1,216,716

(1)	Amounts presented are net of unamortized discounts to the face value of our outstanding fixed-rate mortgages of $6.2 million and $221,000 as of December 31, 2009 and 2008, respectively.

(2)	As of both December 31, 2009 and 2008, floating-rate mortgage notes were subject to interest rates at spreads of 1.40% to 3.50% over one-month LIBOR.

The following table sets forth contractual scheduled maturities of our mortgage notes and related details, including mortgage notes that may be subject to certain extension options, as of December 31, 2009 (dollar amounts in thousands).

Year Ending December 31,	Number of Mortgage Notes Maturing (1)	As of December 31, 2009
		Outstanding Balance (2)	Gross Investment Amount of Properties Securing Mortgage Notes Maturing
2010	3	$62,647	$86,316
2011	2	6,899	14,632
2012	1	21,300	27,977
2013	-	-	-
2014	3	93,437	155,581
2015	5	99,735	197,150
2016	11	192,216	368,782
2017	8	303,649	471,168
2018	-	-	-
2019	-	-	-
Thereafter	4	47,731	86,887

Total	37	$827,614	$1,408,493

(1)	Mortgage notes presented exclude other secured borrowings, which include one note with an outstanding principal balance as of December 31, 2009 of approximately $8.0 million, which we repaid in full subsequent to December 31, 2009, and approximately $5.4 million related to our securities margin account, which does not have a stated maturity date.

(2)	All of the outstanding principal balances of mortgage notes maturing in 2010 are subject to extensions options, of which one note with an outstanding balance of approximately $46.5 million has extension options beyond December 31, 2011. As a result, approximately $16.1 million of our mortgage notes have maturity dates that cannot be extended beyond December 31, 2011. Mortgage notes that are subject to extension options are also subject to certain lender covenants and restrictions that we must meet to extend this maturity date. We currently cannot assert with any degree of certainty that we will qualify for these extensions upon the initial maturity date of this mortgage note.

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

Distributions declared payable to common stockholders increased approximately $20.4 million to approximately $104.4 million for the year ended December 31, 2009 from approximately $84.0 million for the same period in 2008. Such distributions were paid following the respective quarters for which they were declared and approximately $50.3 million and $36.0 million, respectively, were paid in cash and approximately $54.1 million and $48.0 million, respectively, were reinvested in shares of our common stock pursuant to our DRIP Plan.

For the year ended December 31, 2009, we reported $51.2 million of cash provided by our operating activities. In accordance with ASC Topic 805, which became effective for the year ended December 31, 2009, this amount was reduced by approximately $4.9 million of acquisition-related expenses, net of other gains which were funded from the net proceeds received from our public offerings. As a result, the distributions declared payable to common stockholders for the years ended December 31, 2009 and 2008, as described above, were funded with approximately $56.1 million (excluding the impact of ASC Topic 805 as described above) and $60.3 million, respectively, from our operating activities, and the remaining amounts of approximately $48.3 million and $23.7 million, respectively, were funded from our borrowings. Our long-term strategy is to fund the payment of quarterly distributions to investors entirely from our operations. There can be no assurance that we will achieve this strategy.

Redemptions

During the years ended December 31, 2009 and 2008, we redeemed approximately 5.6 million and approximately 6.0 million shares of common stock, respectively, pursuant to our Program. As a result, proceeds redeemed decreased approximately $3.1 million to $52.5 million during the year ended December 31, 2009 from $55.6 million for the same period in 2008. While our Program is not limited to only one source of funding, we anticipate, at least over the near term, that our Program will be funded primarily with proceeds raised from our DRIP Plan. See “Item 5. Market for Registrants Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities - Share Redemption Program” of this Annual Report on Form 10-K for a description of our share redemption plan. In addition to the above-mentioned redemptions, we also redeemed approximately 245,000 OP Units from our OP Unit holders for approximately $2.3 million during the year ended December 31, 2009. We did not redeem any OP Units from our OP Unit holders prior to 2009.

Settlement of Cash Flow Derivatives

During the years ended December 31, 2009 and 2008, we paid approximately $21.2 million and $24.0 million, respectively, to settle certain cash flow derivative instruments. As of December 31, 2009, there were two derivative contracts outstanding with a fair value of approximately $28,000, neither of which require a one-time settlement similar to our previous forward starting swaps.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources. There are no lines of credit, side agreements, or any other derivative financial instruments related to or between our unconsolidated joint venture and us, and we believe we have no material exposure to financial guarantees.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2009, specifically our obligations under mortgage note agreements and operating lease agreements (amounts in thousands).

	Contractual Obligations
Year	Mortgage Notes (1)	Operating Leases (2)	Total
2010	$121,232	$8,100	$129,332
2011	54,478	8,254	62,732
2012	71,438	8,415	79,853
2013	49,962	8,581	58,543
2014	141,562	8,691	150,253
Thereafter	718,883	91,588	810,471

Total	$1,157,555	$133,629	$1,291,184

(1)	Includes principal and interest payments due for our mortgage notes. Amounts do not include principal and interest payments due for our other secured borrowing obligations.

(2)	As of December 31, 2009, we had operating master lease obligations relating to six properties, all of which were in connection with our Operating Partnership’s private placement offerings of fractional interests. These amounts represent rental payments due under the respective master lease schedules.

We have contractual obligations to related parties for asset management services. Fees for these services are based upon assets owned and revenues received during future periods, and as a result, future amounts cannot be determined at this time.

Assets and Liabilities Measured at Fair Value

Fair Value Estimates of Investments in Real Estate Securities

As of December 31, 2009, our real estate securities were valued in two categories, comprised of (i) preferred equity securities and (ii) CMBS and CRE-CDOs. Our valuation procedures for each of the two categories are applied to each specific investment within their respective categories.

Preferred Equity Securities

The valuation of our investments in preferred equity securities is determined using exchange listed prices in an active market. As such, preferred equity securities fall within Level 1 of the fair value hierarchy, see Note 9 in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Our investments in preferred equity securities had a fair value of $63.9 million and $31.6 million, which represented approximately 3.6% and 2.1% of total net investments as of December 31, 2009 and 2008, respectively.

CMBS and CRE-CDOs

We estimate the fair value of our CMBS and CRE-CDO securities using a combination of observable market information and unobservable market assumptions. Observable market information used in these fair market valuations include benchmark interest rates, interest rate curves, credit market indexes and swap curves. Unobservable market assumptions used in the determination of the fair market valuations of our CMBS and CRE-CDO investments include market assumptions related to discount rates, default rates, prepayment rates, reviews of trustee or investor reports and non-binding broker quotes and pricing services in what is currently an inactive market. Additionally, we consider security-specific characteristics in determining the fair values of our CMBS and CRE-CDO investments, which include consideration of credit enhancements of the underlying collateral’s average default rates, the average delinquency rate and loan-to-value, and several other characteristics. As a result, both Level 2 and Level 3 inputs are used in arriving at the valuation of our investments in CMBS and CRE-CDOs. We consider the Level 3 inputs used in determining the fair value of our investments in CMBS and CRE-CDO securities to be significant. As such, all investments in CMBS and CRE-CDO securities fall under the Level 3 category of the fair value hierarchy as of December 31, 2009. No investments in CMBS and CRE-CDO securities were transferred in or out of the Level 3 category of the fair value hierarchy during the year ended December 31, 2009.

Our CMBS and CRE-CDO investments had a fair value of $8.8 million and $20.8 million, which represented approximately 0.5% and 1.3% of our total net investments as of December 31, 2009 and 2008, respectively. For the year ending December 31, 2009, we recorded an other-than-temporary impairment charge of $13.1 million related to our CMBS and CRE-CDO securities. For additional detail regarding this other-than-temporary impairment charge, see Note 4 to our financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Fair Value Estimates of Derivative Instruments

We have used forward starting swaps, zero cost collars and interest rate caps to manage our interest rate risk. The fair values of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The valuation methodologies are segregated into two categories of derivatives: (i) forward starting swaps and (ii) zero cost collars/interest rate caps.

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

Our derivative instrument liability had a fair value of approximately $28,000 and $27.2 million, which represented approximately 0.0% and 2.8% of total liabilities as of December 31, 2009 and 2008, respectively. For the year ended December 31, 2009, we recorded a net loss on derivatives of approximately $8.0 million.

Subsequent Events

Beginning in the second quarter 2009, GAAP requires an entity to disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”) as well as the date through which an entity has evaluated subsequent events. There are two types of subsequent events. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, (“recognized subsequent events”). The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date (“nonrecognized subsequent events”).

We have evaluated subsequent events for the period from December 31, 2009, the date of these financial statements, through the date these financial statements are being issued. No significant recognized or nonrecognized subsequent events were noted.

Inflation

Substantially all of our leases provide for separate real estate tax and operating expense escalations over a base amount. In addition, many of our leases provide for fixed base rent increases or indexed rent increases. We believe that inflationary increases in costs may be at least partially offset by the contractual rent increases and operating expense escalations in our leases. To date, we believe that inflation has not had a material impact to our operations or overall liquidity.

Critical Accounting Policies

Principles of Consolidation

Due to our control of the Operating Partnership through our sole general partnership interest and the limited rights of the limited partners, we consolidate the Operating Partnership and limited partner interests not held by us are reflected as noncontrolling interests in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

Our financial statements also include the accounts of our consolidated subsidiaries and joint ventures through which we are the primary beneficiary or through which we have a controlling interest. In determining whether we have a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which it will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both.

Judgments made by us with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a variable interest entity involve consideration of various factors including the form of our ownership interest, the size of our investment (including loans) and our ability to participate in major policy making decisions. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our financial statements and, consequently, our financial position and specific items in our results of operations that are used by our stockholders, lenders and others in their evaluation of us. As of December 31, 2009 and 2008, we consolidated approximately $845.4 million and $843.7 million, respectively, in real property investments, before accumulated depreciation and amortization, and approximately $518.5 million and $503.6 million, respectively, in mortgage note borrowings associated with our consolidated variable interest entities.

Generally, we consolidate real estate partnerships and other entities that are not variable interest entities when we own, directly or indirectly, a majority voting interest in the entity.

Investments

Real Property

Pursuant to Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC Topic 805”), costs associated with the acquisition of real property, including acquisition fees paid to the Advisor, are now expensed as incurred as of January 1, 2009. Prior to January 1, 2009, pursuant to previous guidance under ASC Topic 805, we capitalized costs associated with the acquisition of real property, including acquisition fees paid to the Advisor, and amortized those costs over the related life of the acquired assets. In addition, we now estimate the fair value of contingent consideration we receive related to acquisitions of real property in determining the total cost of the property acquired. Subsequent changes in the fair value of such contingent consideration are recorded either as gain or loss in our statement of operations. Prior to January 1, 2009, changes in the estimated fair value of contingent consideration were not recorded in our statements of operations.

Costs associated with the development and improvement of our real property assets are capitalized as incurred. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. The results of operations for acquired real property are included in our accompanying statements of operations from their respective acquisition dates.

Upon acquisition, the total cost of a property is allocated to land, building, building and land improvements, tenant improvements and intangible lease assets and liabilities. The allocation of the total cost to land, building, building improvements and tenant improvements is based on our estimate of the property’s as-if vacant fair value. The as-if vacant fair value is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The difference between the fair value and the face value of debt assumed in an acquisition is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. The allocation of the total cost of a property to an intangible lease asset includes the value associated with the in-place leases, which may include lost rent, leasing commissions, legal and other costs.

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

Intangible in-place lease assets are amortized over the corresponding lease term. Above-market lease assets are amortized as a reduction in rental revenue over the corresponding lease term. Below-market lease liabilities are amortized as an increase in rental revenue over the corresponding lease term, plus any applicable fixed-rate renewal option periods. We expense any unamortized intangible lease asset or record an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability when a tenant terminates a lease before the stated lease expiration date.

Real property assets, including land, building, building and land improvements, tenant improvements, lease commissions, and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives as described in the following table.

Description	Depreciable Life
Land	Not depreciated
Building	40 years
Building and land improvements	20 years
Tenant improvements	Lesser of useful life or lease term
Lease commissions	Over lease term
Intangible in-place lease assets	Over lease term
Above-market lease assets	Over lease term
Below-market lease liabilities	Over lease term, including below-market fixed-rate renewal options

Real Estate Securities

We classify our investments in real estate securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although we generally intend to hold most of our investments in real estate securities for the long term or until maturity, we may from time to time sell any of these assets as part of the overall management of our portfolio. As of December 31, 2009 and 2008, all of our real estate securities were classified as available-for-sale. All assets classified as available-for-sale are reported based on our best estimate of fair value. Our estimate of the fair value of our CMBS and CRE-CDO securities requires significant judgment and uses a combination of (i) observable market information, (ii) unobservable market assumptions and (iii) security-specific characteristics in determining the fair values of our CMBS and CRE-CDO investments. See Note 9 to our financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional details regarding our determination of the fair value of our CMBS and CRE-CDO investments. Temporary unrealized gains and losses are excluded from earnings and reported as a separate component within stockholders’ equity referred to as other comprehensive income (loss).

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

Revenue Recognition — Real Estate Securities

When we are able to reliably estimate cash flows, we record interest income on CMBS and CRE-CDO investments using the effective interest method in accordance with ASC Topic 320, Debt and Equity Securities (“ASC Topic 320”). At the time of purchase, we estimate the future expected cash flows and determine the amount of accretable yield based on these estimated cash flows and the purchase price. As appropriate, we update these estimated cash flows to compute a revised yield based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate, interest rate fluctuations, interest payment shortfalls and the timing and the magnitude of credit losses on the mortgage loans underlying the securities. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and our securities income.

As discussed below in more detail, if we determine there has been an other-than-temporary impairment of our CMBS and/or CRE-CDOs, we determine an amount of accretable yield based on our estimated cash flows that we subsequently amortize to income over the expected life of the investment using the effective interest method. See Note 4 to our financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional discussion of impairment of real estate securities.

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

We consider whether we can reliably estimate the timing and amount of cash flows that we expect to receive from our securities. As of December 31, 2009, we determined that we can estimate cash flows related to one of our CRE-CDO investments. Furthermore, we determined that we cannot estimate the timing and amount of cash flows that we expect to receive related to our remaining CMBS and CRE-CDO securities. Therefore, we account for such securities under the cost recovery method of accounting with respect to these CMBS and CRE-CDO securities where we cannot reliably estimate the timing and amount of cash flows. The application of the cost recovery method of accounting will require that we cease to recognize interest income related to these securities until the amortized cost of each respective security is depleted or until we can reliably estimate the amount of cash flows. After such point, cash payments will be recorded to interest income, which will result in diminished securities income in future periods in the near term.

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

As of December 31, 2009, all of our properties are classified as held and used. These held and used assets are reviewed for indicators of impairment, which may include, among others, each tenant’s inability to make rent payments, operating losses or negative operating trends at the property level, notification by a tenant that it will not renew its lease, a decision to dispose of a property, including a change in estimated holding periods, or adverse changes in the fair value of any of our properties. If indicators of impairment exist on a held and used asset, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is greater than the current net book value, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is less than its current net book value, we recognize an impairment loss for the difference between the net book value of the property and its estimated fair value. If a property is classified as held for sale, we recognize an impairment loss if the current net book value of the property exceeds its fair value less selling costs. If our assumptions, projections or estimates regarding a property change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the property.

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

Preferred Equity Securities Impairment

On October 14, 2008, the staff in the Office of the Chief Accountant of the Commission noted in a letter (the “SEC Letter”) to the Financial Accounting Standards Board (“FASB”), that after consulting with the FASB, the staff would not object to the application of an impairment model for perpetual preferred securities similar to debt securities since ASC Topic 320, Debt and Equity Securities (“ASC Topic 320”) does not specifically address the impact of the debt-like characteristics on the assessment of other-than-temporary impairment. The assessment of other-than-temporary impairment differs significantly between equity securities and debt securities. For equity securities, other-than-temporary impairment is recognized unless it is expected that the value of the security will recover in the near term and the investor has the intent and ability to hold the securities until recovery. However, for debt securities, impairment is considered other-than-temporary only if the investor does not have the ability and intent to hold the security until recovery or it has been determined that there has been an adverse change, either in timing or amount, of the cash flows underlying the investment. Such an evaluation should be based on our ability and intent to hold the security to recovery and the underlying credit of the issuers. We adopted this impairment model for our investments in perpetual preferred securities during the year ended December 31, 2009. The SEC Letter noted that the views of the staff were an intermediate step in the process of addressing the impairment of perpetual preferred securities and asked the FASB to expeditiously address the issue. As of December 31, 2009, all of our preferred securities investments were perpetual preferred securities. In applying the impairment model for perpetual preferred securities, we apply a debt security impairment model for our preferred equity securities investments that are of investment grade quality credit. Preferred equity securities that are below investment grade quality are analyzed for other-than-temporary impairment under an equity security model. If, in our judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to its fair value as of the respective balance sheet date, and the respective unrealized loss is reclassified from accumulated other comprehensive loss and recorded as a reduction to earnings.

We reviewed our preferred equity securities investments for indicators of other-than-temporary impairment. This review included analysis of (i) the length of time and the extent to which the fair value has been lower than carrying value, (ii) the financial condition and near-term prospects of the issuer, including consideration of any credit deterioration and (iii) our intent and ability to hold our investment for a reasonable period of time sufficient to allow for a forecasted recovery of fair value.

CMBS and CRE-CDO Securities Impairment

On April 9, 2009, the FASB issued ASC Topic 320-10-65, Debt and Equity Securities (“ASC Topic 320-10-65”), which applies to the determination of other-than-temporary impairment for debt securities such as our investments in CMBS and CRE-CDO securities. ASC Topic 320-10-65 states that an other-than-temporary impairment write-down of debt securities, where fair value is below amortized cost, is triggered in circumstances where (i) an entity has the intent to sell a security, (ii) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (iii) the entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not the entity will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. Under previous accounting guidance in effect prior to April 1, 2009, we were required to have the intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary. In addition, we recognized the entire amount of difference between the amortized cost of our CMBS and CRE-CDO securities and their respective fair values in earnings. We adopted the provisions of this ASC Topic 320-10-65 as of April 1, 2009.

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

For those securities for which we cannot reliably estimate cash flows and for which the estimate of fair value is less than amortized cost, we recognized the entire amount of such difference as a charge to other-than- temporary impairment in our statements of operations. In addition, the application of the cost recovery method of accounting will require that we cease to recognize interest income related to these securities until the amortized cost of each respective security is depleted or until we can reliably estimate cash flows. After such point, cash payments will be recorded to interest income. This will result in diminished securities income in future periods in the near term.

Impairment — Debt Related Investments

We review our debt related investments on a quarterly basis, and more frequently when such an evaluation is warranted, to determine if impairment exists. A debt related investment is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the agreement. When a loan is deemed impaired, the impairment is measured based on the expected future cash flows discounted at the loan’s effective interest rate. As a practical expedient, the FASB issued ASC Topic 310, Receivables (“ASC Topic 310”) permits a creditor to measure impairment based on the fair value of the collateral of an impaired collateral-dependent loan or to measure impairment based on an observable market price for the impaired loan as an alternative to discounting expected future cash flows. Regardless of the measurement method, a creditor should measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

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

For derivative instruments designated as cash flow hedges, the changes in the fair value of the derivative instrument that represents changes in expected future cash flows that are effectively hedged by the derivative instrument are initially reported as other comprehensive income (loss) in the statement of equity until the derivative instrument is settled. Upon settlement, the effective portion of the hedge is recognized as other comprehensive income (loss) and amortized over the term of the designated cash flow or transaction the derivative instrument was intended to hedge. The change in value of any derivative instrument that is deemed to be ineffective is charged directly to earnings when the determination of ineffectiveness is made. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For purposes of determining hedge ineffectiveness, management estimates the timing and potential amount of future fixed-rate debt issuances each quarter in order to estimate the cash flows of the designated hedged item or transaction. Management considers the likelihood of the timing and amount of entering into such forecasted transactions when determining the expected future fixed-rate debt issuances. We do not use derivative instruments for trading or speculative purposes. Additionally, we have an interest rate collar that is not designated as a hedge pursuant to the requirements of ASC Topic 815. This derivative is not speculative and is used to manage exposure to interest rate volatility. We classify cash paid to settle our forward starting swaps as financing activities in our statements of cash flows.

New Accounting Pronouncements

In June 2009, the FASB issued a new accounting standard that will be effective on January 1, 2010. This accounting standard is a revision to a previous FASB interpretation and changes how a reporting entity evaluates whether an entity is a variable interest entity and which entity is considered the primary beneficiary of a variable interest entity and is therefore required to consolidate such variable interest entity. This accounting standard will also require assessments at each reporting period of which party within the variable interest entity is considered the primary beneficiary and will require a number of new disclosures related to variable interest entities. We are still evaluating this accounting standard and the potential impact that it may have on our financial position and results of operations upon adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the adverse effect on the value of assets and liabilities that results from a change in the applicable market resulting from a variety of factors such as perceived risk, interest rate changes, inflation and overall general economic changes. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unit holders, and other cash requirements. Our investments in real estate securities and debt related investments are our financial instruments that are most significantly and directly impacted by changes in their respective market conditions. In addition, our outstanding borrowings are also directly impacted by changes in market conditions. This impact is largely mitigated by the fact that the majority of our outstanding borrowings have fixed interest rates, which minimize our exposure to the risk that fluctuating interest rates may pose to our operating results and liquidity.

As of December 31, 2009, we had approximately $142.9 million in floating rate securities and debt related investments indexed to LIBOR rates. If such LIBOR rates were to increase by 10%, and these investments continued to perform, we would realize an increase in income of approximately a $33,000 associated with these investments. Conversely, as of December 31, 2009, we had approximately $76.0 million of variable rate borrowings outstanding indexed to LIBOR rates and the federal funds overnight rate. If the prevailing market interest rates relevant to our remaining variable rate borrowings were to increase 10%, we estimate that our annual interest expense would increase by approximately $17,000, based on our outstanding floating-rate debt as of December 31, 2009.

We may seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by selectively utilizing derivative instruments to hedge exposures to changes in interest rates on loans secured by our assets. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy is designed to minimize the impact on our net income (loss) and funds from operations from changes in interest rates, the overall returns on our investments may be reduced. Our board of directors has established policies and procedures regarding our use of derivative instruments for hedging or other purposes.

In addition to the above described risks, we are subject to additional credit risk. Credit risk refers to the ability of each individual borrower under our debt related investments or issuer of our real estate securities to make required interest and principal payments on the scheduled due dates. We seek to reduce credit risk by actively monitoring our debt related investments and real estate securities portfolio and the underlying credit quality of our holdings. In the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may continue to increase and result in further credit losses that would continue to, or more severely, adversely affect our liquidity and operating results. As described elsewhere in this Annual Report on Form 10-K, adverse market and credit conditions have resulted in our recording of other-than-temporary impairment in certain securities and a provision for loan loss related to our debt related investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of the independent registered public accounting firm and the financial statements listed in the accompanying index are included in “Item 15. Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K. See Index to Financial Statements on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2009, the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, under the supervision and with the participation of our President (principal executive officer) and our Chief Financial Officer (principal financial officer). Based upon this evaluation, our President and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009, to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our President and our Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Our internal control over financial reporting is a process designed under the supervision and with the participation of our President and our Chief Financial Officer. During 2009, management conducted an evaluation of the effectiveness of our internal control over financial reporting, based upon criteria established in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based upon this evaluation, management has concluded that our internal control over financial reporting is effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, our independent registered public accounting firm and their report is included in “Item 15. Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2009, in connection with our evaluation of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we concluded there were no changes in our internal control procedures that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors is incorporated herein by reference from the section entitled “Board of Directors” in our definitive Proxy Statement to be filed in connection with the 2010 Annual Meeting of Stockholders, which we expect to hold in June 2010 (the “Proxy Statement”). The Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2009.

The information regarding our executive officers is incorporated herein by reference from the section entitled “Executive Officers” in our Proxy Statement.

The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

The information regarding the Company’s Code of Business Conduct and Ethics is incorporated herein by reference from the sections entitled “Statement on Corporate Governance” in our Proxy Statement.

The information regarding the Company’s procedures by which security holders may recommend nominees to the Company’s Board of Directors is incorporated herein by reference from the sections entitled “Advance Notice for Stockholder Nominations and Proposals for 2011 Annual Meeting” in our Proxy Statement.

The information regarding the members of the Audit Committee and the determination of an audit committee financial expert is incorporated herein by reference from the sections entitled “Board and Committee Meetings” in our Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

Information required for this item is incorporated herein by reference from the sections entitled “Compensation of Directors and Executive Officers” in our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and securities authorized from issuance under equity compensation plan are incorporated herein by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated herein by reference from the section entitled “Principal Accountant Fees and Services” in our Proxy Statement.

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

(b)	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

3.1	Dividend Capital Total Realty Trust Inc. Fifth Articles of Amendment and Restatement.†

3.2	Dividend Capital Total Realty Trust Inc. Second Amended and Restated Bylaws. †

4.2	Second Amended and Restated Distribution Reinvestment Plan. †

10.1	Fifth Amended and Restated Advisory Agreement among Dividend Capital Total Realty Trust Inc., Dividend Capital Total Realty Operating Partnership L.P. and Dividend Capital Total Advisors LLC. †

10.2	Property Management Agreement between Dividend Capital Total Realty Trust Inc. and Dividend Capital Property Management LLC.†

10.3	Form of Indemnification Agreement between Dividend Capital Total Realty Trust Inc. and the officers and directors of Dividend Capital Total Realty Trust Inc.†

10.4	Third Amended and Restated Operating Partnership Agreement of Dividend Capital Total Realty Operating Partnership LP.†

10.5	Dividend Capital Total Realty Trust Inc. Equity Incentive Plan.†

10.6	Form of Director Option Agreement.†

10.7	First Amendment to Partnership Agreement between TRT Industrial Fund I LLC and DCT Industrial Fund II LLC.†

10.8	Partnership Agreement between TRT Industrial Fund II LLC and DCT Industrial Fund III LLC.†

10.9	Partnership Agreement of TRT DDR Venture I General Partnership between DDR TRT GP LLC and TRT-DDR Joint Venture I Owner LLC.†

10.10	Promissory note secured by a deed of trust between a joint venture between an affiliate of Developers Diversified Realty Corporation and Dividend Capital Total Realty Trust Inc. and Wachovia Bank, National Association (DDR Portfolio).†

10.11	Form of Management Agreement between various affiliates of Dividend Capital Total Realty Trust Inc. and KeyPoint Partners LLC, as property manager (New England Retail Portfolio).†

10.12	TRT-DCT Joint Venture III Agreement.†

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Principal Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

†	Previously filed.

*	Filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dividend Capital Total Realty Trust Inc.:

We have audited the accompanying consolidated balance sheets of Dividend Capital Total Realty Trust Inc. (the Company) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dividend Capital Total Realty Trust Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for acquisition related costs effective January 1, 2009 to expense such costs as a result of the adoption of FASB ASC 805-10-25, Business Combinations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dividend Capital Total Realty Trust Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 22, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado

March 22, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dividend Capital Total Realty Trust Inc.:

We have audited Dividend Capital Total Realty Trust Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dividend Capital Total Realty Trust Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Dividend Capital Total Realty Trust Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dividend Capital Total Realty Trust Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 22, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado

March 22, 2010

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	As of December 31,
	2009	2008
ASSETS
Investments in real property:
Land	$397,939	$336,104
Building and improvements	1,059,930	941,375
Intangible lease assets	227,703	171,630
Accumulated depreciation and amortization	(146,164)	(87,808)

Total net investments in real property	1,539,408	1,361,301
Investment in unconsolidated joint venture	17,386	17,532
Investments in real estate securities	72,686	52,368
Debt related investments, net	140,512	88,849

Total net investments	1,769,992	1,520,050
Cash and cash equivalents	514,786	540,213
Restricted cash	39,677	18,152
Subscriptions receivable	-	13,004
Other assets, net	38,536	32,159

Total Assets	$2,362,991	$2,123,578

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$13,545	$10,562
Dividends payable	28,723	24,716
Redemptions payable	15,355	-
Mortgage notes	827,614	719,067
Other secured borrowings	13,352	15,861
Financing obligations	109,153	105,068
Intangible lease liabilities, net	54,979	53,969
Derivative instruments	28	27,213
Other liabilities	27,656	7,256

Total Liabilities	1,090,405	963,712

Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 182,838,676 and 159,029,225 shares issued and outstanding, as of December 31, 2009 and December 31, 2008, respectively	1,828	1,590
Additional paid-in capital	1,646,185	1,431,989
Distributions in excess of earnings	(449,849)	(304,661)
Accumulated other comprehensive income (loss)	2,851	(43,849)

Total stockholders’ equity	1,201,015	1,085,069
Noncontrolling interests	71,571	74,797

Total Equity	1,272,586	1,159,866

Total Liabilities and Equity	$2,362,991	$2,123,578

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

	For the Years Ended December 31,
	2009	2008	2007
REVENUE:
Rental revenue	$141,637	$114,747	$70,424
Securities income	8,074	17,567	15,691
Debt related income	10,012	9,376	8,951

Total Revenue	159,723	141,690	95,066

EXPENSES:
Rental expense	37,003	29,621	18,790
Depreciation and amortization expense	57,834	52,313	31,358
General and administrative expenses	5,079	4,232	3,784
Asset management fees, related party	12,939	11,599	8,707
Acquisition-related expenses net of other gains	4,936	-	-

Total Operating Expenses	117,791	97,765	62,639

Operating Income	41,932	43,925	32,427

Other Income (Expenses):
Equity in earnings of unconsolidated joint venture	2,210	586	-
Interest and other income	2,895	11,996	11,927
Interest expense	(55,640)	(45,151)	(33,600)
Loss on derivatives	(7,998)	(11,673)	(557)
Gain on extinguishment of debt	-	9,309	-
Provision for loss on debt related investments	(17,339)	-	-
Other-than-temporary impairment on securities:
Other-than-temporary impairment on securities	(14,629)	(192,724)	-
Noncredit-related losses on securities not expected to be sold	1,488	-	-

Net other-than-temporary impairment on securities	(13,141)	(192,724)	-

Net income (loss)	(47,081)	(183,732)	10,197
Net income (loss) attributable to noncontrolling interests	2,296	7,346	868

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(44,785)	$(176,386)	$11,065

NET INCOME (LOSS) PER BASIC AND DILUTED COMMON SHARE	$(0.26)	$(1.26)	$0.13

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	174,006	140,106	85,473

Diluted	181,109	144,533	85,493

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Stockholders’ Equity					Noncontrolling Interests	Comprehensive Income (Loss)	Total Equity
	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balances, December 31, 2006	32,305	$323	$286,391	$(4,142)	$970	$10,252	$-	$293,794

Comprehensive income (loss):
Net income	-	-	-	11,065	-	(868)	10,197	10,197
Net unrealized change from available-for-sale securities	-	-	-	-	(67,116)	(16)	(67,132)	(67,132)
Cash flow hedging derivatives	-	-	-	-	(27,662)	(6)	(27,668)	(27,668)

Comprehensive loss							(84,603)	(84,603)

Common stock:
Issuance of common stock, net of offering costs	83,199	831	753,394	-	-	-		754,225
Redemptions of common stock	(208)	(2)	(1,893)	-	-	-		(1,895)
Amortization of stock-based compensation	-	-	10	-	-	-		10
Distributions on common stock	-	-	-	(51,175)	-	-		(51,175)
Noncontrolling interests:
Contributions of noncontrolling interests	-	-	-	-	-	10,594		10,594
Distributions to noncontrolling interests	-	-	-	-	-	(1,135)		(1,135)

Balances, December 31, 2007	115,296	$1,152	$1,037,902	$(44,252)	$(93,808)	$18,821		$919,815

Comprehensive income (loss):
Net loss	-	-	-	(176,386)	-	(7,346)	(183,732)	(183,732)
Net unrealized change from available-for-sale securities, net of reclassification of $192,724 of other-than-temporary impairment included in net loss	-	-	-	-	61,408	2,003	63,411	63,411
Cash flow hedging derivatives	-	-	-	-	(11,449)	(373)	(11,822)	(11,822)

Comprehensive loss							(132,143)	(132,143)

Common stock:
Issuance of common stock, net of offering costs	49,751	498	449,612	-	-	-		450,110
Redemptions of common stock	(6,018)	(60)	(55,537)	-	-	-		(55,597)
Amortization of stock-based compensation	-	-	12	-	-	-		12
Distributions on common stock	-	-	-	(84,023)	-	-		(84,023)
Noncontrolling interests:
Contributions of noncontrolling interests	-	-	-	-	-	72,336		72,336
Distributions to noncontrolling interests	-	-	-	-	-	(10,644)		(10,644)

Balances, December 31, 2008	159,029	$1,590	$1,431,989	$(304,661)	$(43,849)	$74,797		$1,159,866

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONSOLIDATED STATEMENTS OF EQUITY—(Continued)

(In thousands)

	Stockholders’ Equity					Noncontrolling Interests	Comprehensive Income (Loss)	Total Equity
	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Comprehensive income (loss):
Net loss	-	-	-	(44,785)	-	(2,296)	(47,081)	(47,081)
Cumulative effect of adoption of accounting principal	-	-	-	3,963	(3,963)	-	-	-
Net unrealized change from available-for-sale securities, net of reclassification of $13,141 of other-than-temporary impairment included in net loss	-	-	-	-	34,936	1,217	36,153	36,153
Cash flow hedging derivatives	-	-	-	-	15,727	653	16,380	16,380

Comprehensive income							5,452	5,452

Common stock:
Issuance of common stock, net of offering costs	29,385	294	266,595	-	-	-		266,889
Redemptions of common stock	(5,575)	(56)	(52,432)	-	-	-		(52,488)
Amortization of stock-based compensation	-	-	33	-	-	-		33
Distributions on common stock	-	-	-	(104,366)	-	-		(104,366)
Noncontrolling interests:
Contributions of noncontrolling interests	-	-	-	-	-	4,242		4,242
Distributions to noncontrolling interests	-	-	-	-	-	(7,042)		(7,042)

Balances, December 31, 2009	182,839	$1,828	$1,646,185	$(449,849)	$2,851	$71,571		$1,272,586

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$(47,081)	$(183,732)	$10,197
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate depreciation and amortization expense	57,834	52,313	31,358
Net amortization (accretion) of real estate securities discounts and premiums	2,691	(1,114)	-
Other depreciation and amortization	(458)	(2,856)	56
Loss on derivatives	7,673	11,673	557
Gain on extinguishment of debt	-	(9,309)	-
Net other-than-temporary impairment on securities	13,141	192,724	-
Provision for loss on debt related investments	17,339	-	-
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(1,137)	735	(6,422)
Decrease in other assets	(5,851)	(1,701)	(13,844)
Increase in accounts payable and accrued expenses	3,925	87	7,008
Increase in other liabilities	3,145	1,446	2,862

Net cash provided by operating activities	51,221	60,266	31,772

INVESTING ACTIVITIES:
Investment in real property	(169,646)	(136,176)	(881,631)
Investment in unconsolidated joint venture	-	(17,345)	-
Investment in real estate securities	-	-	(207,862)
Principal collections on real estate securities	3	96	-
Investment in debt related investments	(68,995)	(9,062)	(88,510)
Increase in restricted cash	(6,476)	-	-
Principal collections on debt related investments	-	35,233	12,665

Net cash used in investing activities	(245,114)	(127,254)	(1,165,338)

FINANCING ACTIVITIES:
Mortgage note proceeds	53,334	118,294	574,624
Mortgage note principal repayments	(4,445)	(113,386)	(46,137)
Proceeds from other secured borrowings	-	-	40,000
Repayment of other secured borrowings	(2,508)	(32,192)	(2,700)
Repayment of master repurchase facility	-	-	(10,919)
Financing obligation proceeds	12,258	64,190	67,554
Settlement of cash flow hedging derivatives	(21,195)	(23,966)	(241)
Proceeds from sale of common stock	246,724	449,063	829,591
Offering costs for issuance of common stock, related party	(20,809)	(38,850)	(76,033)
Redemption of common shares	(37,132)	(55,597)	(1,895)
Distributions to common stockholders	(47,166)	(30,995)	(15,261)
Distributions to noncontrolling interest holders	(6,959)	(5,566)	(14,880)
Other financing activities	(3,636)	(15,428)	14,180

Net cash provided by financing activities	168,466	315,567	1,357,883

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,427)	248,579	224,317

CASH AND CASH EQUIVALENTS, beginning of period	540,213	291,634	67,317

CASH AND CASH EQUIVALENTS, end of period	$514,786	$540,213	$291,634

Supplemental Disclosure of Cash Flow Information:
Assumed mortgages	$65,500	$57,200	$48,156
Amount issued pursuant to the distribution reinvestment plan	$53,275	$44,788	$22,296
Cash paid for interest	$49,979	$44,321	$29,987
Issuances of OP Units for beneficial interests	$7,465	$64,893	$-
Non-cash financing for debt related investment	$-	$10,753	$-

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

1.	ORGANIZATION

Dividend Capital Total Realty Trust Inc. is a Maryland corporation formed on April 11, 2005 to invest in a diverse portfolio of real property and real estate related investments. As used herein, “the Company,” “we,” “our” and “us” refer to Dividend Capital Total Realty Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires.

We operate in a manner intended to qualify as a real estate investment trust (“REIT”) for federal income tax purposes, commencing with the taxable year ended December 31, 2006, when we first elected REIT status. We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through our operating partnership, Dividend Capital Total Realty Operating Partnership, L.P. (our “Operating Partnership”). Furthermore, our Operating Partnership wholly owns a taxable REIT subsidiary, DCTRT Leasing Corp. (the “TRS”), through which we execute certain business transactions that might otherwise have an adverse impact on our status as a REIT if such business transactions were to occur directly or indirectly through our Operating Partnership.

Our day-to-day activities are managed by Dividend Capital Total Advisors LLC (the “Advisor”), an affiliate, under the terms and conditions of an advisory agreement (as amended from time to time the “Advisory Agreement”). The Advisor and its affiliates receive various forms of compensation, reimbursements and fees for services relating to the investment and management of our real estate assets.

As of the close of business on September 30, 2009, we terminated the primary portion of our public offering of shares of our common stock and ceased accepting new subscriptions to purchase shares of our common stock. However, we have offered and will continue to offer shares of common stock through our distribution reinvestment plan, (the “DRIP” Plan). As a result of the termination of the primary portion of our public offering, we terminated our dealer manager agreements with Dividend Capital Securities LLC (the “Dealer Manager”), one of our affiliates, that served as the dealer manager of our public offerings. Subsequent to December 31, 2009, we also terminated our dealer manager agreements with the Dealer Manager covering our private placement offerings.

We have raised equity capital through (i) selling shares of our common stock through our public offerings, (ii) reinvestment of dividends by our stockholders through our DRIP Plan and (iii) our Operating Partnership’s private placement offerings (see Note 8). We will continue to raise equity capital through the reinvestment of dividends by our stockholders through our DRIP Plan. As of December 31, 2009, we raised approximately $1.8 billion in net proceeds comprised of (i) approximately $1.5 billion (net of redemptions and selling costs) from the sale of approximately 170.0 million shares of our common stock pursuant to our primary offerings of common stock, (ii) approximately $120.8 million from the sale of 12.8 million shares sold pursuant to our DRIP Plan and (iii) net proceeds of approximately $164.8 million pursuant to our Operating Partnership’s private placement offerings.

We have invested in a diverse portfolio of real properties, debt related investments and real estate securities. We primarily seek to invest in real property consisting of office, industrial, retail, multifamily, hospitality and other properties, primarily located in North America. Additionally, we have invested in certain debt related investments, including originating and participating in mortgage loans secured by real estate, junior portions of first mortgages on commercial properties (“B-notes”), mezzanine debt and other related investments as well as real estate securities, including securities issued by other real estate companies, commercial mortgage-backed securities (“CMBS”) and commercial real estate collateralized debt obligations (“CRE-CDOs”).

As of December 31, 2009, we had gross investments of approximately $1.9 billion, comprised of approximately (i) $1.7 billion in real property, (ii) $157.9 million in net debt related investments, including a $17.4 million investment in an unconsolidated joint venture and (iii) $72.7 million in real estate securities.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Due to our control of our Operating Partnership through our sole general partnership interest and the limited rights of the limited partners, we consolidate our Operating Partnership and limited partner interests not held by us and they are reflected as noncontrolling interests in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

Our financial statements also include the accounts of our consolidated subsidiaries and joint ventures through which we are the primary beneficiary or through which we have a controlling interest. In determining whether we have a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which it will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both.

Judgments made by us with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a variable interest entity involve consideration of various factors including the form of our ownership interest, the size of our investment (including loans) and our ability to participate in major policy making decisions. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our financial statements and, consequently, our financial position and specific items in our results of operations that are used by our stockholders, lenders and others in their evaluation of us.

Generally, we consolidate real estate partnerships and other entities that are not variable interest entities when we own, directly or indirectly, a majority voting interest in the entity.

Investments

Real Property

Pursuant to Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC Topic 805”), costs associated with the acquisition of real property, including acquisition fees paid to the Advisor, are now expensed as incurred as of January 1, 2009. Prior to January 1, 2009, pursuant to previous guidance under ASC Topic 805, we capitalized costs associated with the acquisition of real property, including acquisition fees paid to the Advisor, and amortized those costs over the related life of the acquired assets. In addition, we estimate the fair value of contingent consideration related to acquisitions of real property in determining the total cost of the property acquired. Subsequent changes in the fair value of such contingent consideration are recorded either as a gain or loss in our statement of operations. Prior to January 1, 2009, changes in the estimated fair value of contingent consideration were not recognized in our statements of operations. As a result, we had acquisition-related expenses of approximately $5.9 million offset by income of approximately $1.0 million related to the increase in the estimated fair value of contingent consideration during the year ended December 31, 2009.

Costs associated with the development and improvement of our real property assets are capitalized as incurred. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. The results of operations for acquired real property are included in our accompanying statements of operations from their respective acquisition dates.

Upon acquisition, the total cost of a property is allocated to land, building, building and land improvements, tenant improvements and intangible lease assets and liabilities. The allocation of the total cost to land, building, building improvements and tenant improvements is based on our estimate of the property’s as-if vacant fair value. The as-if vacant fair value is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The difference between the fair value and the face value of debt assumed in an acquisition is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. The allocation of the total cost of a property to an intangible lease asset includes the value associated with the in-place leases, which may include lost rent, leasing commissions, legal and other costs.

We record acquired “above-market” and “below-market” leases at their fair value equal to the difference between the contractual amounts to be paid pursuant to each in-place lease and our estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining term of the lease plus the term of any below-market fixed-rate renewal option periods for below-market leases. In addition, we allocate a portion of the purchase price of an acquired property to the estimated value of customer relationships, if any. As of December 31, 2009, we had not recorded any estimated value to customer relationships.

Intangible in-place lease assets are amortized over the corresponding lease term. Above-market lease assets are amortized as a reduction in rental revenue over the corresponding lease term. Below-market lease liabilities are amortized as an increase in rental revenue over the corresponding lease term, plus any applicable fixed-rate renewal option periods. The following table summarizes the amounts that we have incurred in amortization expense for intangible lease assets and adjustments to rental revenue for above-market lease assets and below-market lease liabilities for the years ended December 31, 2009, 2008 and 2007 related to intangible lease assets and liabilities (amounts in thousands).

	2009	2008	2007
Intangible lease assets	$28,267	$28,542	$17,400
Above-market lease assets	3,011	2,955	1,983
Below-market lease liabilities	(5,530)	(4,893)	(2,801)

Total amortization	$25,748	$26,604	$16,582

We expense any unamortized intangible lease asset or record an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability when a tenant terminates a lease before the stated lease expiration date. The following table summarizes lease assets and liabilities that we wrote off during the years ended December 31, 2009, 2008 and 2007 as a result of early lease terminations (amounts in thousands).

	2009	2008	2007
Intangible lease assets	$2,305	$2,947	$303
Above-market lease assets	384	128	14
Below-market lease liabilities	(506)	(1,106)	(25)

Total amortization	$2,183	$1,969	$292

Real property assets, including land, building, building and land improvements, tenant improvements, lease commissions, and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives as described in the following table.

Description	Depreciable Life
Land	Not depreciated
Building	40 years
Building and land improvements	20 years
Tenant improvements	Lesser of useful life or lease term
Lease commissions	Over lease term
Intangible in-place lease assets	Over lease term
Above-market lease assets	Over lease term
Below-market lease liabilities	Over lease term, including below-market fixed-rate renewal options

The following table presents expected amortization during the next five years and thereafter related to the acquired above-market lease assets, below-market lease liabilities and acquired in-place lease intangibles, for properties owned as of December 31, 2009 (amounts in thousands).

	2010	2011	2012	2013	2014	Thereafter
Acquired above-market lease assets	$(2,832)	$(1,811)	$(1,141)	$(816)	$(718)	$(3,608)
Acquired below-market lease liabilities	5,108	4,668	4,246	3,407	2,814	34,709

Net rental revenue increase	2,276	2,857	3,105	2,591	2,096	31,101
Acquired in-place lease intangibles	$29,135	$22,878	$17,173	$12,821	$10,923	$45,810

Real Estate Securities

As of December 31, 2009 and 2008, investments in real estate securities consisted of preferred equity securities, CMBS and CRE-CDOs. We classify our investments in real estate securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although we generally intend to hold most of our investments in real estate securities for the long term or until maturity, we may from time to time sell any of these assets as part of the overall management of our portfolio. As of December 31, 2009 and 2008, all of our real estate securities were classified as available-for-sale. All assets classified as available-for-sale are reported based on our best estimate of fair value. Our estimate of the fair value of our CMBS and CRE-CDO securities requires significant judgment and uses a combination of observable market information, unobservable market assumptions and security-specific characteristics in determining the fair values of our CMBS and CRE-CDO investments. See Note 9 for additional details regarding our determination of the fair value of our CMBS and CRE-CDO investments. Temporary unrealized gains and losses are excluded from earnings and reported as a separate component within equity referred to as other comprehensive income (loss).

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

Revenue Recognition

Revenue Recognition — Real Property

We record rental revenue for the full term of each lease on a straight-line basis. Certain properties have leases that offer the tenant a period of time where no rent is due or where rent payments increase during the term of the lease. Accordingly, we record a receivable from tenants for rent that we expect to collect over the remaining lease term rather than currently, which is recorded as straight-line rents receivable. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation. For the years ended December 31, 2009, 2008 and 2007, the total increase to rental revenue due to straight-line rent adjustments was approximately $4.4 million, $5.4 million and $2.5 million, respectively.

Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as rental revenue. Tenant recovery income recognized as rental revenue for the years ended December 31, 2009, 2008 and 2007 was approximately $27.6 million, $21.6 million and $14.0 million, respectively.

Revenue Recognition — Real Estate Securities

When we are able to reliably estimate cash flows, we record interest income on CMBS and CRE-CDO investments using the effective interest method. At the time of purchase, we estimate the future expected cash flows and determine the amount of accretable yield based on these estimated cash flows and the purchase price. As appropriate, we update these estimated cash flows to compute a revised yield based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate, interest rate fluctuations, interest payment shortfalls and the timing and the magnitude of credit losses on the mortgage loans underlying the securities. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and, thus, our securities income.

As discussed below in more detail, if we determine there has been an other-than-temporary impairment of our CMBS and/or CRE-CDOs, we determine an amount of accretable yield based on our estimated cash flows that we subsequently amortize to income over the expected life of the investment using the effective interest method. We amortized approximately $3.3 million for the year ended December 31, 2009 resulting in a reduction to securities income for our CMBS and CRE-CDOs associated with previously recorded other-than-temporary impairments. For the year ended December 31, 2008, we recorded $933,000 as an increase to interest income for certain CRE-CDOs for which we recorded an other-than-temporary impairment. There were no other-than-temporary impairment charges during the year ended December 31, 2007. See Note 4 for additional discussion of impairment of real estate securities.

As of December 31, 2009, we determined that we can reliably estimate cash flows related to one of our CRE-CDO investments. Furthermore, we determined that we cannot reliably estimate the timing and amount of cash flows that we expect to receive related to our remaining CMBS and CRE-CDO securities. Therefore, we account for such securities under the cost recovery method of accounting. The application of the cost recovery method of accounting requires that we cease to recognize interest income related to these securities until the amortized cost of each respective security is depleted or until we can reliably estimate the amount of cash flows. After such point, a portion of cash payments will be recorded to interest income.

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

As of December 31, 2009, all of our properties are classified as held and used. These held and used assets are reviewed for indicators of impairment, which may include, among others, each tenant’s inability to make rent payments, operating losses or negative operating trends at the property level, notification by a tenant that it will not renew its lease, a decision to dispose of a property, including a change in estimated holding periods, or adverse changes in the fair value of any of our properties. If indicators of impairment exist on a held and used asset, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is greater than the current net book value, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is less than its current net book value, we recognize an impairment loss for the difference between the net book value of the property and its estimated fair value. If a property is classified as held for sale, we recognize an impairment loss if the current net book value of the property exceeds its fair value less selling costs. If our assumptions, projections or estimates regarding a property change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the property. As of December 31, 2009 and 2008, we had not recorded any impairment charges to our real properties.

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

Preferred Equity Securities Impairment

On October 14, 2008, the staff in the Office of the Chief Accountant of the Commission noted in a letter (the “SEC Letter”) to the Financial Accounting Standards Board (“FASB”), that after consulting with the FASB, the staff would not object to the application of an impairment model for perpetual preferred securities similar to debt securities since ASC Topic 320, Debt and Equity Securities (“ASC Topic 320”) does not specifically address the impact of the debt-like characteristics on the assessment of other-than-temporary impairment. The assessment of other-than-temporary impairment differs significantly between equity securities and debt securities. For equity securities, other-than-temporary impairment is recognized unless it is expected that the value of the security will recover in the near term and the investor has the intent and ability to hold the securities until recovery. However, for debt securities, impairment is considered other-than-temporary only if the investor does not have the ability and intent to hold the security until recovery or it has been determined that there has been an adverse change, either in timing or amount, of the cash flows underlying the investment. Such an evaluation should be based on our ability and intent to hold the security to recovery and the underlying credit of the issuers. We adopted this impairment model for our investments in perpetual preferred securities during the year ended December 31, 2008. As of December 31, 2009, all of our preferred securities investments were perpetual preferred securities. In applying the impairment model for perpetual preferred securities, we apply a debt security impairment model for our preferred equity securities investments that are of investment grade quality credit. Preferred equity securities that are below investment grade quality are analyzed for other-than-temporary impairment under an equity security model. If, in our judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to its fair value as of the respective balance sheet date, and the respective unrealized loss is reclassified from accumulated other comprehensive loss and recorded as a reduction to earnings.

We reviewed our preferred equity securities investments for indicators of other-than-temporary impairment. This review included analysis of (i) the length of time and the extent to which the fair value has been lower than carrying value, (ii) the financial condition and near-term prospects of the issuer including consideration of any credit deterioration and (iii) our intent and ability to hold our investment for a reasonable period of time sufficient to allow for a forecasted recovery of fair value. Based on the results of this review, we did not record an other-than-temporary impairment charge for the year ended December 31, 2009. For the same period in 2008, we recorded other-than-temporary impairment charges of approximately $69.7 million related to our preferred equity securities. There were no other-than-temporary impairment charges related to our preferred equity securities during 2007.

CMBS and CRE-CDO Securities Impairment

On April 9, 2009, the FASB issued ASC Topic 320-10-65, Debt and Equity Securities (“ASC Topic 320-10-65”), which applies to the determination of other-than-temporary impairment for debt securities (i.e. our investments in CMBS and CRE-CDO securities). ASC Topic 320-10-65 states that an other-than-temporary impairment write-down of debt securities, where fair value is below amortized cost, is triggered in circumstances where (i) an entity has the intent to sell a security, (ii) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (iii) the entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not the entity will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. Under previous accounting guidance in effect prior to April 1, 2009, we were required to have the intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary. In addition, we recognized the entire amount of the difference between the amortized cost of our CMBS and CRE-CDO securities and their respective fair values in earnings. We adopted the provisions of this ASC Topic 320-10-65 as of April 1, 2009. The result of the adoption was an increase to our April 1, 2009 balance of distributions in excess of earnings by approximately $4.0 million with a corresponding decrease to accumulated other comprehensive income.

In our determination of whether we will recover the entire amortized cost basis of our debt securities, we determine if it is probable that there has been an adverse change in the estimated timing and/or amount of cash flows from our securities based on all relevant, available information, including information about past events, current conditions and reasonable and supportable forecasts. In addition, ASC Topic 325-40 requires us to consider whether we can reliably estimate the timing and amount of cash flows that we expect to receive from our securities. As of December 31, 2009, we determined that we cannot reliably estimate the timing and amount of cash flows that we expect to receive related to certain CMBS and CRE-CDO securities. As a result, we utilize the cost recovery method of accounting with respect to these securities.

For those securities for which we cannot reliably estimate cash flows and for which the estimate of fair value is less than amortized cost, we recognized the entire amount of such difference as a charge to other-than- temporary impairment in our statements of operations. As a result, we recognized approximately $13.1 million in net other-than-temporary impairment during the year ended December 31, 2009. In addition, the application of the cost recovery method of accounting will require that we cease to recognize interest income related to these securities until the amortized cost of each respective security is depleted or until we can reliably estimate cash flows. After such point, cash payments will be recorded to interest income. This will result in diminished securities income in future periods in the near term. For the year ended December 31, 2008, we recorded a net other-than-temporary impairment charge of approximately $123.0 million related to certain of our CMBS and CRE-CDO investments. There were no other-than-temporary impairment charges related to our CMBS and CRE-CDO investments during the same period in 2007.

Impairment — Debt Related Investments

We review our debt related investments on a quarterly basis, and more frequently when such an evaluation is warranted, to determine if impairment exists. A debt related investment is impaired when, based on current information and events including economic, industry and geographical factors, it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the agreement. When our investment is deemed impaired, the impairment is measured based on the expected future cash flows discounted at the investment’s effective interest rate. As a practical expedient, we may measure impairment based on the fair value of the collateral of an impaired collateral-dependent investment or to measure impairment based on an observable market price for the impaired investment as an alternative to discounting expected future cash flows. Regardless of the measurement method, we measure impairment based on the fair value of the collateral when it is determined that foreclosure is probable. During the year ended December 31, 2009, we recognized approximately $17.3 million in provision losses related to one of our debt related investments in the accompanying statements of operations. We did not recognize any provision losses for our debt related investments during the years ended December 31, 2008 and 2007.

Derivative Instruments and Hedging Activities

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

For derivative instruments designated as cash flow hedges, the changes in the fair value of the derivative instrument that represent changes in expected future cash flows, which are effectively hedged by the derivative instrument, are initially reported as other comprehensive income (loss) in the statement of equity until the derivative instrument is settled. Upon settlement, the effective portion of the hedge is recognized as other comprehensive income (loss) and amortized over the term of the designated cash flow or transaction the derivative instrument was intended to hedge. The change in value of any derivative instrument that is deemed to be ineffective is charged directly to earnings when the determination of hedge ineffectiveness is made. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For purposes of determining hedge ineffectiveness, management estimates the timing and potential amount of future fixed-rate debt issuances each quarter in order to estimate the cash flows of the designated hedged item or transaction. Management considers the likelihood of the timing and amount of entering into such forecasted transactions when determining the expected future fixed-rate debt issuances. We do not use derivative instruments for trading or speculative purposes. Additionally, we have an interest rate collar that is not designated as a hedge. This derivative is not speculative and is used to manage exposure to interest rate volatility. We classify cash paid to settle our forward starting swaps as financing activities in our statements of cash flows.

Investment in Unconsolidated Joint Venture

During 2008, we acquired an indirect investment in a debt related investment that was structured as a redeemable preferred equity interest through a joint venture arrangement (the “Liberty Avenue Debt Investment”). We account for the Liberty Avenue Debt Investment under the equity method of accounting since we own more than a minor interest in the venture, but do not unilaterally control the venture and were not considered to be the primary beneficiary. The investment was recorded initially at cost, and is subsequently adjusted for equity in net income (loss) and cash contributions and distributions to reflect the investment at its book value assuming hypothetical liquidation. When circumstances indicate there may have been a loss in value of an equity investment, we evaluate the investment for impairment by estimating our ability to recover our investment from future expected cash flows. If we determine the loss in value is other than temporary, we recognize an impairment charge to reflect the investment at fair value.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less such as money market mutual funds or certificates of deposits. As of December 31, 2009 and 2008, we have not realized any losses in such cash accounts or investments and believe that we are not exposed to any significant credit risk.

Restricted Cash

Restricted cash consists primarily of lender and property-related escrow accounts. As of December 31, 2009 and 2008, we did not realized any losses in such restricted cash accounts or investments related to, and believe that we are not exposed to, any significant credit risk.

Subscriptions Receivable

Subscriptions receivable consists of subscriptions to purchase shares of our common stock through our public offerings for which we had not yet received the cash proceeds as of the balance sheet dates.

Collectability of Receivables

We evaluate the collectability of our rent and other receivables on a regular basis based on factors including, among others, payment history, the financial strength of the tenant or borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full amount of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. As of December 31, 2009 and 2008, we had allowances included in the caption other assets, net, in our accompanying balance sheets of approximately $1.3 million and $618,000, respectively. If our assumptions or estimates regarding the collectability of a receivable change in the future, we may have to record allowances to reduce or further reduce the carrying value of the receivable.

Deferred Loan Costs

Deferred loan costs include fees and costs incurred to obtain long-term financing. These fees and costs are amortized over the terms of the related loans. As of December 31, 2009 and 2008, we had outstanding deferred loan costs, including amounts associated with our private placement offerings, of $14.5 million and $14.8 million, net of accumulated amortization of approximately $3.3 million and $1.7 million, respectively. Unamortized deferred loan costs are included in the gain or loss on debt extinguishment if debt is retired before the maturity date.

Stock-Based Compensation

As of December 31, 2009 and 2008, we had granted 75,000 and 60,000 options, respectively, to our independent directors pursuant to the equity incentive plan. Options granted under our equity incentive plan are valued using the Black-Scholes option-pricing model and are amortized to salary expense on a straight-line basis over the benefit period. Such expense is included in general and administrative expenses in the accompanying statements of operations. For the years ended December 31, 2009, 2008 and 2007, we recorded expense related to the equity incentive plan of approximately $33,000, $12,000 and $10,000, respectively. The following table describes options to purchase common stock that have been granted to our independent directors pursuant to our equity incentive plan as of December 31, 2009.

Grant Date	Exercise Price per Share	Maximum Term	Vesting Period	Options Granted
April 3, 2006	$11.00	10 years	5 years	30,000
August 27, 2007	$11.00	10 years	2 years	15,000
August 21, 2008	$11.00	10 years	2 years	15,000
June 29, 2009	$11.00	10 years	2 years	15,000

Total				75,000

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) as reported in the accompanying statements of equity primarily consists of changes in the fair value of available-for-sale real estate securities and changes in the fair value of cash flow hedges.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the periods they are determined to be necessary.

Reclassifications

Certain items in the financial statements corresponding to prior periods have been reclassified to conform to current year presentation.

Concentration of Credit Risk and Other Risks and Uncertainties

All of our investments are subject to the various risks inherent in the current economic environment but certain of our investments, particularly our real estate securities investments, have been significantly impacted by the economic environment. Our investments in securities rely heavily on an active and orderly credit market, and therefore, the values of these securities are highly sensitive to changes in the credit market as well as the overall economic environment. In the summer of 2007, the domestic credit market began to deteriorate led by increasing defaults on sub-prime residential mortgages and continued across all forms of mortgage lending including commercial real estate and the general credit market as a whole. These changes have significantly and adversely affected the value and the liquidity of our real estate securities. If the existing current economic recovery stalls and our economic environment worsens, it will likely continue to adversely impact the value and liquidity of our securities and could continue to adversely impact the ability for these securities to generate current income. Market volatility and uncertainty may also cause certain market indicators of impairment to persist, leading to further potential other-than-temporary impairment charges and/or permanent losses in our real estate security investments.

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

In addition, the current economic environment and credit market conditions have impacted the performance and value of our debt related investments. During 2009, we recognized a provision for loan loss on one of our debt related investments due to our determination that the collectability of future cash flows from that debt related investment was highly uncertain and that the collateral had no value. If the current economic environment were to persist or worsen in the markets where the properties securing our debt related investments are located, we may see additional impairment of debt related investments as a result. Continued volatility in the fair value and operating performance of commercial real estate has made estimating cash flows from our debt related investments increasingly difficult, since such estimates are dependent upon our judgment regarding numerous factors, including, but not limited to, current and potential future refinancing availability, fluctuations in regional or local real estate values and fluctuations in regional or local rental or occupancy rates, real estate tax rates and other operating expenses.

While the current credit quality of the underlying loans that comprise our CMBS and CRE-CDO investments reflect some level of deterioration, including a recent increase in actual delinquencies and continued forecasted rises in delinquencies causes us to remain cautious about the future prospects of these investments and acknowledge that the effects to the underlying credit quality may be delayed relative to the current economic situation. Furthermore, while the credit quality may reflect only modest levels of deterioration, the change in value of the properties securing the underlying loans may also negatively impact the performance of our investment in these securities. The impact to our financial statements resulting from the current and expected future condition of these investments is described in further detail in Note 4.

The lack of liquidity in the market has also made the valuation process pertaining to our CMBS and CRE-CDO investments difficult and subjective. Prior to 2008, our estimate of the value of these investments was primarily based on active issuances and the secondary trading market of such securities as compiled and reported by independent pricing agencies. The current market environment is absent new issuances and there has been very limited, if any, secondary trading of CMBS and CRE-CDOs that are similar to our investments. Our estimate of the fair value of our CMBS and CRE-CDO securities requires significant judgment by management and uses a combination of observable market information, unobservable market assumptions and security-specific characteristics in determining the fair values of our CMBS and CRE-CDO investments. See Note 9 for additional details regarding our determination of the fair value of our CMBS and CRE-CDO investments. While we have used all available evidence to determine our best estimate of fair value, in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), the amount that we could obtain if we were forced to liquidate these securities in the current market may be significantly different than our estimate of fair value.

New Accounting Pronouncements

In June 2009, the FASB issued a new accounting standard that will be effective on January 1, 2010. This accounting standard is a revision to a previous FASB interpretation and changes how a reporting entity evaluates whether an entity is a variable interest entity and which entity is considered the primary beneficiary of a variable interest entity and is therefore required to consolidate such variable interest entity. This accounting standard will also require assessments at each reporting period of which party within the variable interest entity is considered the primary beneficiary and will require a number of new disclosures related to variable interest entities. We are still evaluating this accounting standard and the potential impact that it may have on our financial position and results of operations upon adoption.

3.	INVESTMENTS IN REAL PROPERTY

Our consolidated investments in real property consist of investments in office, industrial and retail properties. The following tables summarize our consolidated investments in real property as of December 31, 2009 and 2008 (amounts in thousands).

Real Property	Land	Building and Improvements	Intangible Lease Assets	Gross Investment Amount	Intangible Lease Liabilities	Total Investment Amount
As of December 31, 2009:
Office	$127,486	$354,467	$116,225	$598,178	$(10,879)	$587,299
Industrial properties	50,140	285,511	36,408	372,059	(8,950)	363,109
Retail properties	220,313	419,952	75,070	715,335	(47,208)	668,127

Total gross book value	397,939	1,059,930	227,703	1,685,572	(67,037)	1,618,535
Accumulated depreciation/amortization	-	(68,307)	(77,857)	(146,164)	12,058	(134,106)

Total net book value	$397,939	$991,623	$149,846	$1,539,408	$(54,979)	$1,484,429

As of December 31, 2008:
Office	$85,434	$271,880	$68,466	$425,780	$(7,883)	$417,897
Industrial properties	50,136	283,965	36,788	370,889	(8,952)	361,937
Retail properties	200,534	385,530	66,376	652,440	(43,922)	608,518

Total gross book value	336,104	941,375	171,630	1,449,109	(60,757)	1,388,352
Accumulated depreciation/amortization	-	(38,787)	(49,021)	(87,808)	6,788	(81,020)

Total net book value	$336,104	$902,588	$122,609	$1,361,301	$(53,969)	$1,307,332

Acquisitions

During the year ended December 31, 2009, we acquired five real properties with a gross investment amount of approximately $233.4 million, comprising approximately 850,000 net rentable square feet. During the year ended December 31, 2008, we acquired 13 real properties with a gross investment amount of approximately $200.7 million, comprising approximately 1.8 million net rentable square feet. All of our properties were acquired using a combination of net proceeds from our public and private offerings and debt financings. We own 100% of the equity interest of all real properties acquired in 2009. The results of operations for the acquired properties are included in our statements of operations from their respective dates of acquisition.

The following table describes real property acquisitions made in 2009 in more detail (dollar and square footage amounts in thousands).

Property	Market	Property Type	Number of Properties	Date of Acquisition	Gross Investment Amount (1)	Net Rentable Square Feet	Occupancy (2)
2009 real property acquisitions
Preston Sherry Plaza	Dallas, TX	Office	1	12/16/09	$29,819	147	89.3%
Park Place	Dallas, TX	Office	1	12/16/09	23,704	177	72.2%
Campus Road Office Center	Princeton, NJ	Office	1	11/3/09	51,075	167	100.0%
Greater DC Retail	Washington, DC	Retail	1	04/06/09	62,297	233	100.0%
1300 Connecticut	Washington, DC	Office	1	03/10/09	66,486	126	97.6%

Total 2009 real property acquisitions			5		$233,381	850	92.0%

(1)	Gross investment amount represents our accounting basis as reported on the face of our financial statements as of December 31, 2009.

(2)	Occupancy rates are based on commenced leases as of December 31, 2009.

Contingent Consideration

During the year ended December 31, 2009, we estimated and recorded contingent consideration assets with a fair value of approximately $880,000 as of the date of the acquisition of certain properties. We subsequently recognized a gain based on changes in our estimate of the fair value of this contingent consideration of approximately $1.0 million, resulting in an estimated fair value of approximately $1.9 million of contingent consideration as of December 31, 2009. This gain was recorded in acquisition-related expenses net of other gains in our statements of operations. These contingencies generally provide us with limited compensation for potential capital expenditures, lost rent and certain other leasing-related expenses and incentives in the event that these expenditures are required. Subsequent to December 31, 2009, these contingencies were resolved resulting in a payment due to us of approximately $1.9 million.

Pro Forma Financial Information (Unaudited)

The following table has been prepared to provide unaudited pro forma information for the years ended December 31, 2009 and 2008 with regards to our 2009 real estate acquisitions and the related financing of such transactions as applicable. This unaudited pro forma information includes the amounts included in revenues and net loss since our acquisition of each respective property and our estimate of the pro forma impact that the acquisition of each respective property would have had on our revenues and net loss had we acquired these properties as of January 1, 2008.

This unaudited pro forma information may not be indicative of the results that actually would have occurred if these transactions had been made as of January 1, 2008 nor does it purport to represent the results of operation for future periods. The accompanying unaudited pro forma information does not contemplate certain amounts that are not readily determinable, such as additional general and administrative expenses and other related items (amounts in thousands).

	2009		2008
	Revenue (1)	Net Loss	Revenue (1)	Net Loss
Actual historical operating results (2)	$164,828	$(47,081)	$154,272	$(183,732)
Supplemental pro forma adjustment for 2009 property acquisitions (3)	15,559	3,846	28,297	(7,856)

Pro forma operating results	$180,387	$(43,235)	$182,569	$(191,588)

(1)	Historical revenue includes equity in earnings from of our unconsolidated joint venture and interest and other income.

(2)	Amounts included in our actual historical operating results include $12.7 million of total revenue and a loss of approximately $6.8 million that were attributable to the five acquisitions made in 2009.

(3)	Supplemental pro forma adjustment includes our estimate of incremental rental revenue, rental expense, depreciation and amortization expense, asset management fees, acquisition-related expenses, net of other gains and interest expense that we may have incurred had 2009 acquisitions been made on January 1, 2008. As part of this consideration, acquisition-related expenses, net of other gains of approximately $4.9 million have been added back to our 2009 pro forma adjustment and deducted from our 2008 pro forma adjustment in contemplation of the fact that such expenses and gains would have been recognized during the year ended December 31, 2008.

Future Minimum Rentals

Future minimum rentals to be received under non-cancelable operating and ground leases in effect as of December 31, 2009, are as follows (amounts in thousands).

For years ended December 31,	Future Minimum Rentals
2010	$114,338
2011	100,408
2012	88,908
2013	77,550
2014	68,376
Thereafter	339,796

Total	$789,376

The table above does not reflect future rental revenues from the potential renewal or replacement of existing and future leases and excludes property operating expense reimbursements and assumes no early termination of leases.

4.	INVESTMENT IN REAL ESTATE SECURITIES

As of December 31, 2009 and 2008, the weighted average term remaining until expected maturity of our CMBS and CRE-CDO investments was approximately 4.5 years and 5.7 years, respectively, based on amounts invested. As of December 31, 2009, the weighted average publicly available rating, as provided by Standard and Poor’s, of our CMBS and CRE-CDO securities were approximately B and CCC, respectively. As of December 31, 2008, the weighted average publicly available rating, as provided by Standard and Poor’s, of our CMBS and CRE-CDO securities were approximately BB and BB+. Our preferred equity securities are perpetual in nature and therefore do not have expected maturity dates and approximately 84% of our preferred equity securities, based on amount invested, do not have credit ratings. The following table describes our investments in real estate securities as of December 31, 2009 and 2008 (dollar amounts in thousands).

	2009
	Preferred Equity	CRE-CDOs	CMBS	Total
Amount invested, net of principal repayments	$102,725	$139,818	$4,019	$246,562
Other-than-temporary impairment	(69,694)	(132,305)	(3,866)	(205,865)
Reclassification of distributions in excess of earnings to other comprehensive income	-	3,836	127	3,963
Net amortization/accretion of discounts and premiums	-	(1,402)	(14)	(1,416)

Amortized cost	33,031	9,947	266	43,244
Gross unrealized gains	30,994	1,204	51	32,249
Gross unrealized losses	(131)	(2,676)	-	(2,807)

Fair value	$63,894	$8,475	$317	$72,686

	2008
	Preferred Equity	CRE-CDOs	CMBS	Total
Amount invested, net of principal repayments	$102,725	$139,821	$4,019	$246,565
Other-than-temporary impairment	(69,694)	(119,481)	(3,549)	(192,724)
Net amortization/accretion of discounts and premiums	-	1,167	109	1,276

Amortized cost	33,031	21,507	579	55,117
Gross unrealized losses	(1,439)	(1,310)	-	(2,749)

Fair value	$31,592	$20,197	$579	$52,368

Unrealized Losses

As of December 31, 2009 and 2008, the balance in other comprehensive income (loss) specific to our real estate securities reflected a gain of approximately $29.4 million and a loss of approximately $2.7 million, respectively.

As of December 31, 2009, certain of our securities had a fair value below their respective amortized cost. The following table shows the gross unrealized losses and fair value of our securities with unrealized losses, aggregated by type of security and length of time the individual securities have been in continuous unrealized loss positions (amounts in thousands).

	Less Than 12 Months			12 Months or Greater			Total
Type of Security	Number of Holdings	Fair Value	Gross Unrealized Loss	Number of Holdings	Fair Value	Gross Unrealized Loss	Number of Holdings	Fair Value	Gross Unrealized Loss
As of December 31, 2009:
Preferred Equity	2	$3,493	$131	0	$-	$-	2	$3,493	$131
CMBS and CRE-CDOs	0	-	-	5	1,711	2,676	5	1,711	2,676

Total	2	$3,493	$131	5	$1,711	$2,676	7	$5,204	$2,807

As of December 31, 2008:
Preferred Equity	3	$3,658	$755	2	$1,139	$684	5	$4,797	$1,439
CMBS and CRE-CDOs	2	1,935	1,310	0	-	-	2	1,935	1,310

Total	5	$5,593	$2,065	2	$1,139	$684	7	$6,732	$2,749

Based upon our intent and ability to hold these real estate securities for a period of time sufficient to allow for a forecasted recovery of fair value, the continued performance of the issuer or the underlying collateral, and our assessment, based on all available information considered, that the underlying cash flows will continue to perform in the future, the gross unrealized loss of approximately $2.8 million is considered to be temporary as of December 31, 2009, and, as a result, no additional impairment losses related to the real estate securities in the above table have been recognized. See Note 2 for discussion of the impairment models applicable to our investments in real estate securities. As of December 31, 2009, we had a gross unrealized gain of approximately $32.2 million related to 22 of our preferred equity securities with a fair value of approximately $60.4 million and nine of our CMBS and CRE-CDO securities with a fair value of approximately $7.1 million.

The extreme volatility and disruption to global capital markets that resulted in a recession in the world’s major economies exerted significant downward pressure on prices of equity securities markets and resulted in severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. These developments significantly impacted the fair value of our real estate securities. Continued volatility in the equity markets could continue to significantly impact the fair values of our preferred equity securities and result in further other-than-temporary impairment charges.

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

Other-than-Temporary Impairment

During the year ended December 31, 2009, we recorded impairment charges totaling approximately $14.6 million, of which approximately $1.5 million was determined to be noncredit related losses, which resulted in a net other-than-temporary impairment of approximately $13.1 million of our real estate securities. During the year ended December 31, 2008, we recorded charges totaling approximately $192.7 million related to other-than-temporary impairment of our real estate securities. During the same period in 2007, we did not record any impairment charges to our real estate securities.

Due to volatility with the credit market and its unpredictable impact for such securities, we determined that we cannot reliably predict the timing and amount of cash flows that we expect to receive related to our CMBS and CRE-CDO securities. Therefore, we account for such securities under the cost recovery method of accounting. The application of the cost recovery method of accounting requires that we cease to recognize interest income related to these securities until the amortized cost of each respective security is depleted or until we can reliably estimate cash flows, which will result in diminished securities income in the near term. Once the amortized cost of each security is depleted or we can reasonably estimate cash flows, cash payments will be recorded to interest income, which will result in increased securities income in future periods.

Credit Losses

Since we do not intend to sell any of our debt securities and it is not more likely than not that we will be required to sell any of our debt securities before recovery, other-than-temporary impairment write-downs related to our debt securities are separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income (loss).

A credit loss represents the difference between the present value of expected future cash flows and the amortized cost basis of a debt security. As of December 31, 2009, we had recognized approximately $132.2 million in other-than-temporary impairment related to our investments in debt securities. On April 1, 2009, for certain securities, we reclassified approximately $4.0 million in non-credit related other-than-temporary impairment from distributions in excess of earnings to accumulated other comprehensive income (loss). The following table presents a rollforward of the credit loss component of the amortized cost of debt securities for the year ended December 31, 2009 (amounts in thousands).

	For the Year Ended December 31, 2009
	CRE-CDOs	CMBS	Total
Credit loss at beginning of period	$119,481	$3,549	$123,030
Reclassification of non-credit losses to OCI	(3,836)	(127)	(3,963)
Subsequent other-than-temporary impairment	12,824	317	13,141

Credit loss as of December 31, 2009	$128,469	$3,739	$132,208

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

Contractual Maturities

Our preferred equity securities are perpetual in nature and have no stated maturity, call or redemption dates. Our CMBS and CRE-CDO securities all have contractual maturities ranging from 2042 through 2052.

Securities Income

The following table describes our income from real estate securities investments for the years ended December 31, 2009, 2008 and 2007. Issuers of three of our preferred equity securities indefinitely suspended their respective preferred dividends during the year ended December 31, 2008, resulting in a decrease in securities income for the year ended December 31, 2009 of approximately $2.6 million compared to the same period in 2008. (Dollar amounts in the below table are in thousands.)

Security Type	Number of Holdings	2009	2008	2007	Weighted Average Yield (1)

Preferred Equity	24	$5,653	$7,611	$6,245	5.5%
CRE-CDO (2)	15	2,250	9,671	9,152	3.1%
CMBS (2)	2	171	285	294	5.0%

Total	41	$8,074	$17,567	$15,691	4.1%

(1)	Weighted average yield is calculated on an unlevered basis using the amount invested, current interest rates and accretion of premiums and discounts realized upon the initial investment for each security type. For purposes of this table, yields for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of December 31, 2009. We have assumed a yield of zero on our preferred equity securities investments for which the preferred dividend payment has been indefinitely suspended and for our CDO investments.

(2)	We recorded incremental amortization associated with other-than-temporary impairment related to our CRE-CDO and CMBS securities of approximately $3.3 million for the year ended December 31, 2009 as a reduction to interest income. We recorded approximately $933,000 as an increase to interest income as a result of additional accretable yield associated with previously impaired CRE-CDOs for the same period in 2008. This amortization is not included in the calculation of yield as described above in footnote (1).

5.	DEBT RELATED INVESTMENTS

As of December 31, 2009, we had approximately $157.9 million in debt related investments including an investment of approximately $17.4 million in an unconsolidated joint venture. The following table describes our debt related investments as of December 31, 2009 and 2008 (dollar amounts in thousands).

Investment Type	Number of Investments		Net Investment (1)		Weighted Average Expected Maturity in Years (2)

	2009	2008	2009	2008
Mortgage notes	2	-	$68,634	$-	2.7
B-notes	4	4	51,932	51,930	3.3
Mezzanine debt (3)	2	2	19,946	36,919	4.9

Subtotal	8	6	140,512	88,849	3.4

Unconsolidated joint venture (4)	1	1	17,386	17,532	0.4

Total	9	7	$157,898	$106,381	3.1

(1)	Amount presented is net of accumulated accretion, amortization of discounts and premiums and allowances for loss on our debt related investments.

(2)	As of December 31, 2009 and weighted by relative investment amounts.

(3)	Amount includes an allowance for loss on debt related investments of approximately $17.3 million as of December 31, 2009.

(4)	One of our debt related investments is accounted for as an unconsolidated joint venture using the equity method per guidance established pursuant to ASC Topic 323, Investments- Equity Method and Joint Ventures. We include this equity method investment in our debt related investments operating segment as the terms of our investment are similar to our other debt related investments.

The following table describes our debt related income, including equity in earnings of an unconsolidated joint venture, for the years ended December 31, 2009, 2008 and 2007 (dollar amounts in thousands).

Investment Type	2009	2008	2007	Weighted Average Yield as of December 31, 2009 (1)

Mortgage notes	$3,277	$2,346	$2,828	11.2%
B-notes	3,059	3,947	4,231	5.7%
Mezzanine debt	3,676	3,083	1,892	10.0%

Subtotal	10,012	9,376	8,951	9.0%

Unconsolidated joint venture	2,210	586	-	13.0%

Total	$12,222	$9,962	$8,951	9.4%

(1)	Weighted average yield is calculated on an unlevered basis using the amount invested, current interest rates and accretion of premiums or discounts realized upon the initial investment for each investment type as of December 31, 2009. Yields for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of December 31, 2009 for purposes of this table.

Impairment

During 2008, we acquired a debt related investment secured by the equity interest of the owner of an office property located in the Washington, D.C. market (“Greenboro Park Mezzanine Loan”). During the year ended December 31, 2009, we recognized approximately $17.3 million in a provision for loss related to this debt related investment in the accompanying statements of operations. This provision was entirely related to the Greensboro Park Mezzanine Loan and resulted from our assessment that future cash flows from this investment were highly uncertain and that the collateral had no value. This represents a total provision for the entire carrying amount of this investment as of December 31, 2009. Debt service payments from this investment were paid in full as of December 31, 2009. However, subsequent to December 31, 2009, cash flow from the property has been insufficient to service all debt payments to us on this investment. We have not recognized any provisions associated with any other investments in our debt investment portfolio as of December 31, 2009. There were no provision losses recognized for our debt related investments during the same periods in 2008 or 2007.

Debt Related Investment and Repayment Activity

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

As of December 31, 2009, all our debt related investments were interest only and were not subject to any delinquent principal or interest payments. In addition, all but two of our debt related investments are subordinate to other more senior positions with respect to the underlying collateral. The following table summarizes our debt related investments as of December 31, 2009 (dollar amounts in thousands).

Description	Region	Interest Rate Fixed or Variable	Interest Rate as of December 31, 2009	Maturity Date (1)	Face Amount of Debt (2)	Amount of Debt Related Investments
Mortgage note	Southwest	Fixed	11.0%	7/31/2012	$65,000	$64,720
Mortgage note	Pacific	Fixed	8.0%	1/8/2015	3,800	3,914
B-note	Mountain	Variable	3.5%	8/6/2010	13,947	13,947
B-note	Pacific	Fixed	9.2%	1/1/2011	3,000	2,982
B-note	Southwest	Fixed	10.7%	11/1/2016	15,000	15,003
B-note	Pacific	Variable	3.1%	1/9/2012	20,000	20,000
Mezzanine debt	Southwest	Fixed	10.5%	1/1/2017	20,000	19,946
Mezzanine debt (3)	Mid-Atlantic	Fixed	6.3%	6/1/2012	18,381	-

Subtotal			8.6%		$159,128	$140,512
Unconsolidated joint venture	Northeast	Fixed	13.0%	5/9/2010	17,000	17,386

Total/weighted average			9.0%		$176,128	$157,898

(1)	Reflects the initial maturity of the investment or any exercised options to extend and does not consider any future options to extend that are at the discretion of the borrower.

(2)	Reflects the principal amount of the debt investment outstanding which is net of principal repayments.

(3)	The Greensboro loan was considered impaired during the year ended December 31, 2009, and therefore, an allowance of loss on debt related investments was recorded for approximately $17.3 million reducing the balance to zero.

6.	DEBT OBLIGATIONS

We use and intend to continue to use debt as a means of financing a portion of our investments. As of December 31, 2009 and 2008, we had outstanding debt obligations of approximately $841.0 million and $734.9 million, respectively. These borrowings were comprised of mortgage notes as of December 31, 2009 and 2008 of approximately $827.6 million and $719.1 million, respectively, and other secured borrowings of approximately $13.4 million and $15.9 million, respectively.

Mortgage Notes

The following table describes our mortgage notes related to our operating properties in more detail as of December 31, 2009 and 2008 (dollar amounts in thousands).

	Weighted Average Stated Interest Rate		Outstanding Balance (1)		Gross Investment Amount of Properties Securing Mortgage Notes
	2009	2008	2009	2008	2009	2008
Fixed rate mortgages	6.0%	6.0%	$764,967	$661,031	$1,322,177	$1,131,051
Floating rate mortgages (2)	2.0%	2.2%	62,647	58,036	86,316	85,665

Total/weighted average	5.7%	5.7%	$827,614	$719,067	$1,408,493	$1,216,716

(1)	Amounts presented are net of unamortized discounts to the face value of our outstanding fixed-rate mortgages of $6.2 million and $221,000 as of December 31, 2009 and 2008, respectively.

(2)	As of both December 31, 2009 and 2008, floating-rate mortgage notes were subject to interest rates at spreads of 1.40% to 3.50% over one-month LIBOR.

As of December 31, 2009, 17 mortgage notes were interest only and 20 mortgage notes were fully amortizing with outstanding balances of approximately $505.1 million and $322.5 million, respectively. None of our mortgage notes are recourse to us. Five of our mortgage notes with an aggregate outstanding principal balance as of December 31, 2009 of approximately $69.5 million have initial maturities before December 31, 2011. One of these notes with an outstanding principal balance as of December 31, 2009 of approximately $46.5 million has an extension option beyond December 31, 2011. This extension option is subject to certain lender covenants and restrictions that we must meet to extend this maturity date. We currently have not determined whether we will exercise our option to extend the note and we cannot assert with any degree of certainty that we will meet the requirements to extend the note upon the initial maturity date of this mortgage note. As of December 31, 2009, we were in compliance with all financial covenants.

Borrowing Activity

During the year ended December 31, 2009, we obtained or assumed approximately $113.7 million in new mortgage debt financing that was comprised of four mortgage notes secured by eight real properties. During the year ended December 31, 2008, we obtained or assumed approximately $184.8 million in new mortgage debt that was secured by 21 real properties.

Other Secured Borrowings

Borrowings Secured by Debt Related Investments

To partially finance the acquisition of the Greensboro Park Mezzanine Loan, we obtained a floating-rate loan with an outstanding principal balance of approximately $10.8 million that bears interest based at a rate of 1.50% over the one-month LIBOR rate. The loan was used to acquire the Greensboro Park Mezzanine Loan debt related investment and has a maturity date that is coterminous with the maturity of the Greensboro Park Mezzanine Loan, which occurs in 2012. We have repaid approximately $2.8 million of the outstanding principal balance of this loan as of December 31, 2009, resulting in an outstanding principal balance of approximately $8.0 million as of December 31, 2009. As of December 31, 2009, the net investment amount of the debt investment that secures this borrowing was approximately $17.3 million. For the years ended December 31, 2009 and 2008, we incurred interest expense for this loan of approximately $179,000 and $273,000, respectively. For the year ended December 31, 2007, we did not incur interest expense related to the Greensboro Park Mezzanine Loan. We repaid this loan in full subsequent to December 31, 2009.

Securities Margin Account

In July 2006, we established a securities margin account with an independent, third-party commercial lender intended to enable us to borrow funds for various purposes secured by our preferred equity securities. As of December 31, 2009, the fair value of the preferred equity securities that serve as collateral for the securities margin account was approximately $63.9 million. Pursuant to this securities margin account, we have the capacity to borrow up to 65% of the market value of any eligible real estate security held in the account. As of December 31, 2009 and 2008, approximately $5.4 million and $5.7 million, respectively, were outstanding on the securities margin account. The proceeds from these borrowings were used for general corporate and investment purposes. Borrowings associated with this securities margin account are charged interest at a rate of the federal funds rate plus 75 basis points, and as of December 31, 2009, the interest rate on the securities margin account was approximately 0.9%. For the years ended December 31, 2009, 2008 and 2007, we incurred interest expense for this margin account of approximately $51,000, $944,000 and $963,000, respectively. This margin facility does not have a stated maturity date.

Loan Cost Amortization

Our interest expense for the years ended December 31, 2009, 2008 and 2007, includes approximately $1.7 million, $1.7 million and $2.0 million for the amortization of loan costs, respectively. Included in these amounts are approximately $679,000, $676,000 and $501,000, respectively, for the amortization of loan costs related to our financing obligations. See Note 8 for additional details of loan costs associated with our financing obligations.

Debt Maturities

The following table sets forth contractual scheduled maturities of our mortgage debt as of December 31, 2009 (amounts in thousands).

Year	Mortgage Notes	% of Total Borrowings
2010	$62,647	7.6%
2011	6,899	0.8%
2012	21,300	2.6%
2013	-	0.0%
2014	93,437	11.3%
2015	99,735	12.1%
2016	192,216	23.2%
2017	303,649	36.7%
2018	-	0.0%
2019	-	0.0%
Thereafter	47,731	5.8%

Total	$827,614	100.0%

7.	HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

We maintain risk management control systems to monitor interest rate risk attributable to both our outstanding and forecasted debt obligations. We generally seek to limit the impact of interest rate changes on earnings and cash flows by selectively utilizing derivative instruments to hedge exposures to changes in interest rates on loans secured by our assets. While this hedging strategy is designed to minimize the impact on our net income (loss) and cash provided by operating activities from changes in interest rates, the overall returns on our investments may be reduced. Our board of directors has established policies and procedures regarding our use of derivative instruments for hedging or other purposes to achieve these risk management objectives.

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps, caps and collars as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium payment. Interest rate collars designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable-rate amounts if interest rates fall below the floor strike rate on the contract.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2009, we used derivatives to hedge the variable cash flows associated with existing variable-rate debt or forecasted issuances of debt. During the next 12 months, we estimate that an additional approximately

$2.7 million will be reclassified as an increase to interest expense. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the year ended December 31, 2009, we recorded a loss of approximately $413,000 due to hedge ineffectiveness in earnings attributable to the delay in issuance of debt for derivatives used to hedge forecasted issuances of debt.

During the year ended December 31, 2009, approximately $9.6 million of losses were reclassified from other comprehensive income (loss) to earnings due to our determination that it was no longer probable that previously forecasted issuances of fixed-rate debt associated with certain of our forward starting swaps would be issued within the timeframe specified in the corresponding hedge designation memorandum. This was partially offset by a net gain of approximately $1.6 million for the year ended December 31, 2009 due to a change in forecasted dates of debt issuances.

Our hedging exposure to the variability in future cash flows for forecasted debt issuances expired in July 2009 when we terminated our last LIBOR-based forward starting swap.

Designated Hedges

As of December 31, 2009, we had one outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk with a notional amount of $46.5 million and a fair value of zero. This hedge will terminate in June 2010.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used by us to hedge our exposure to interest rate movements and other identified risks but do not meet the hedge accounting requirements of ASC Topic 815. Changes in the fair value of derivatives not designated as hedges are recorded directly in earnings. For the year ended December 31, 2009, we recorded a loss of approximately $61,000 related to our derivatives not designated as hedges. As of December 31, 2009, we had one outstanding interest rate collar derivative that was not designated as a hedge with a notional amount of $9.7 million. As of December 31, 2009, this interest rate collar was recorded as a liability on our balance sheet with a fair value of approximately $28,000.

Effect of Derivative Instruments on the Statement of Operations

The table below presents the effect of our derivative financial instruments on our accompanying statements of operations for the year ended December 31, 2009 (amounts in thousands).

For the Year Ended December 31, 2009
Derivatives Designated as Hedging Instruments
Derivative type	Interest rate contracts
Amount of gain or (loss) recognized in OCI (effective portion)	$4,959
Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Interest expense
Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)	$(2,279)
Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) on derivatives
Amount of gain or (loss) recognized in income due to missed forecast (ineffective portion and amount excluded from effectiveness testing)	$(9,551)

Derivatives Not Designated as Hedging Instruments
Derivative type	Interest rate contracts
Location of gain or (loss) recognized in income	Gain (loss) on derivatives
Amount of gain (loss) recognized in income	$1,553

8.	OUR OPERATING PARTNERSHIP’S PRIVATE PLACEMENTS

Our Operating Partnership, through the TRS, previously offered undivided tenancy-in-common interests in real property and beneficial interests in Delaware Statutory Trusts that own real property (hereinafter referred to collectively as “fractional interests”) to accredited investors in private placement offerings. These fractional interests may have served as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). The properties owned through such fractional interests sold to accredited investors are or were 100% leased by our Operating Partnership. Additionally, our Operating Partnership has a purchase option giving it the right, but not the obligation, to acquire the fractional interests from the investors at a later point in time in exchange for partnership units in the Operating Partnership representing OP Units. After a period of one year, holders of OP Units have the right to redeem their OP Units. We have the option, in our sole discretion, of redeeming the OP Units with cash, shares of our common stock or with a combination of cash and shares of our common stock.

The proceeds from the sale of these fractional interests were accounted for as financing obligations in the accompanying balance sheets. As previously discussed, our Operating Partnership has 100% leased the properties sold to investors and rental payments made pursuant to such leases to investors are accounted for generally as interest expense using the interest method whereby a portion is accounted for as interest expense and a portion is accounted for as an accretion or amortization of the outstanding principal balance of the financing obligations. During the three months ended December 31, 2009, we identified an error associated with our imputation of interest expense related to our financing obligations whereby we had recorded excess interest expense of approximately $196,000, $409,000 and $312,000 for the nine months ended as of September 30, 2009 and for the years ended December 31, 2008 and 2007, respectively. We believe neither the origination nor the correction of the misstatement was material quantitatively or qualitatively to our financial statements for the prior periods affected or for the three months or year ended December 31, 2009.

During the year ended December 31, 2009, we raised approximately $12.2 million from the sale of fractional interests in one property. Furthermore, during 2009, we exercised our option to acquire, at fair value, approximately $7.9 million of previously sold fractional interests in one property for a combination of (i) approximately 747,000 OP Units issued at a price of $10.00 per OP Unit, representing approximately $7.5 million of the aggregate purchase and (ii) approximately $412,000 in cash. The result of this 2009 activity was a net increase in our financing obligations of approximately $4.3 million for the year ended December 31, 2009. Subsequent to December 31, 2009, we concluded our private placement offerings.

During the years ended December 31, 2009, 2008 and 2007, we incurred rent obligations of approximately $5.8 million, $6.1 million and $4.4 million, respectively, under our lease agreements with the investors who have participated in our private placement offerings. The various lease agreements in place as of December 31, 2009 contained expiration dates ranging from June 2019 to January 2023. The following table sets forth the future minimum rental payments due to investors under the various lease agreements associated with our private placement offerings (amounts in thousands).

For years ended December 31,	Future Minimum Rental Payments
2010	$8,100
2011	8,254
2012	8,415
2013	8,581
2014	8,691
Thereafter	91,588

Total	$133,629

We paid certain up-front fees and reimbursed certain related expenses to our Advisor, our former Dealer Manager and Dividend Capital Exchange Facilitators LLC (the “Facilitator”) for raising capital through these private placement offerings. Our Advisor was obligated to pay all of the offering and marketing related costs associated with these private placement offerings. However, we were obligated to pay our Advisor a non-accountable expense allowance equal to 1.5% of the gross equity proceeds raised through these private placement offerings. In addition, we were obligated to pay our former Dealer Manager a dealer manager fee of up to 1.5% of gross equity proceeds raised and a commission of up to 5.0% of gross equity proceeds raised through these private placement offerings. Our former Dealer Manager was permitted to re-allow such commissions and a portion of such dealer manager fee to participating broker dealers participating in the respective private placement offerings. In addition, we were obligated to pay a transaction facilitation fee to the Facilitator, an affiliate of our Advisor, of up to 2.0% of gross equity proceeds raised through these private placement offerings.

During the years ended December 31, 2009, 2008 and 2007, we incurred upfront costs of approximately $1.2 million, $6.4 million and $6.6 million, respectively, payable to our Advisor and other affiliates for services provided related to effecting these transactions, which are accounted for as deferred loan costs. Such deferred loan costs are included in other assets in the accompanying balance sheets and amortized to interest expense over the life of the financing obligation. If we elect to exercise our purchase option as described above and issue OP Units, the unamortized up-front fees and expense reimbursements paid to affiliates will be recorded against noncontrolling interests as a reduction of the amount received for issuing the OP Units. During the years ended December 31, 2009 and 2008, we recorded approximately $664,000 and $6.5 million, respectively, of unamortized deferred loan cost against noncontrolling interest as a reduction in the amount received for issuing the OP Units. We did not exercise any purchase options or issue OP units during the year ended December 31, 2007. If our Operating Partnership does not elect to exercise any such purchase option, we will continue to account for these transactions as a financing obligation because we will continue to sublease 100% of the properties and will therefore not meet the definition of “active use” set forth in ASC Topic 840 in order to recognize the sale of such fractional interests.

9.	FAIR VALUE DISCLOSURES

ASC Topic 820, Fair Value Measurement and Disclosures (“ASC Topic 820”), defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC Topic 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

The table below presents certain of our assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008, aggregated by the level in the fair value hierarchy within which those measurements fall as defined above (amounts in thousands).

	Level 1	Level 2	Level 3	Total
As of December 31, 2009:
Assets
Preferred equity	$63,894	$-	$-	$63,894
CMBS and CRE-CDOs	-	-	8,792	8,792

Investment in real estate securities	$63,894	$-	$8,792	$72,686
Liabilities
Derivative instruments	$-	$28	$-	$28

As of December 31, 2008:
Assets
Preferred equity	$31,592	$-	$-	$31,592
CMBS and CRE-CDOs	-	-	20,776	20,776

Investment in real estate securities	$31,592	$-	$20,776	$52,368
Liabilities
Derivative instruments	$-	$(27,213)	$-	$(27,213)

The table below presents a reconciliation of the beginning and ending balances of certain of our assets and liabilities having fair value measurements based on significant unobservable inputs (Level 3) between December 31, 2008 and December 31, 2009 (amounts in thousands).

CMBS and CRE-CDOs
Beginning balance as of December 31, 2008	$20,776
Included in net income (loss) (1)	(11,869)
Included in other comprehensive income (loss)	(112)
Purchases, issuances and settlements	(3)

Total change in fair value	$(11,984)
Transfers in and/or out of Level 3	-

Ending balance as of December 31, 2009	$8,792

(1)	Amount presented is net of the cumulative effect adjustment of approximately $4.0 million that resulted from our adoption of ASC Topic 320-10-65 and also includes net amortization of approximately $112,000.

Fair Value Estimates of Investments in Real Estate Securities

Our real estate securities are valued in two categories, comprised of preferred equity securities and CMBS and CRE-CDOs. Our pricing procedures for each of the two categories are applied to each specific investment within their respective categories.

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

Fair Value Estimates of Derivative Instruments

We have used forward starting swaps, zero cost collars and interest rate caps to manage interest rate risk. The values of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis of the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The valuation methodologies are segregated into two categories of derivatives: (i) forward starting swaps and (ii) zero cost collars/interest rate caps.

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

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of “netting” and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

The majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with our derivative instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of potential default by us and our counterparties. As of December 31, 2009, we had assessed the significance of the impact of the credit valuation adjustments and had determined that it was not significant to the overall valuation of our derivative instruments. As a result, we have determined that all of our derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.

Nonrecurring Fair Value Measurements

During the year ended December 31, 2009, we recognized provision losses related to one of our debt related investments in the accompanying statements of operations. This provision was entirely related to one mezzanine debt investment and we recorded a complete loss for the debt investment based on our determination that future cash flows from this investment were highly uncertain and that there was no fair value attributable to the debt investment as of December 31, 2009. Our estimate of the fair value of this debt investment was made primarily using a discounted cash flow analysis of the underlying collateral that was comprised of unobservable market assumptions and market data. Such assumptions considered factors such as market leasing rates, prospects for lease renewal, acquisition of new tenants, the incurrence of possible capital expenditures, consideration of the in-place financing structure, comparable sales of similar properties and/or debt investments, transaction costs and the potential for additional financing and/or refinancing. We consider the Level 3 inputs used in determining the fair value of this debt investment to be significant. As such, this investment falls under the Level 3 category of the fair value hierarchy.

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

We are required to disclose the fair value of our financial instruments for which it is practical to estimate that value. The fair value of a financial instrument is the amount at which such financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive our estimated fair value using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise and changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In that regard, the fair value estimates may not be substantiated by comparison to independent markets, and in many cases, may not be realized in immediate settlement of the instrument. See Note 9 for further discussion of our determination of fair values in inactive markets and the corresponding application of the ASC Topic 825 hierarchy.

The fair values estimated below are indicative of the interest rate and other assumptions as of December 31, 2009 and 2008, and may not take into consideration the effects of subsequent interest rate or other assumption fluctuations, or changes in the values of underlying collateral. The fair values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate their carrying values because of the short-term nature of these instruments. In addition, we determined that the fair value of our other secured borrowings approximate their carrying values as of December 31, 2009 and 2008.

The carrying amounts and estimated fair values of our other financial instruments as of December 31, 2009 and 2008 were as follows (amounts in thousands).

	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Investments in real estate securities	$72,686	$72,686	$52,368	$52,368
Fixed-rate debt related investments, net	106,562	103,691	54,898	52,086
Floating-rate debt related investments, net	33,950	30,328	33,951	33,231

Liabilities:
Fixed-rate mortgage notes	$764,967	$723,005	$661,031	$617,509
Floating-rate mortgage notes	62,647	61,202	58,036	56,381
Derivative liabilities	28	28	27,213	27,213

See Note 9 for details regarding methodologies and key assumptions applied to determining the fair value of our investments in real estate securities and derivative liabilities. The methodologies used and key assumptions made to estimate fair values of the other financial instruments described in the above table are as follows:

Debt Related Investments — The fair value of our debt investments as of December 31, 2009 was estimated using a discounted cash flow analysis that utilized estimates of scheduled cash flows and discount rates estimated to approximate those that a willing buyer and seller might use.

Mortgage Notes — The fair value of our fixed-rate mortgage notes as of December 31, 2009 and 2008 was estimated using a discounted cash flow analysis, based on our estimate of market interest rates. Credit spreads relating to the underlying instruments are based on unobservable Level 3 inputs, which we have determined to be our best estimate of current market spreads of similar instruments.

11.	NONCONTROLLING INTERESTS

Our noncontrolling interests consist of three components: (i) joint venture partnership interests held by our partners, (ii) OP Units held by third parties and (iii) Special Units held by the parent of our Advisor. The following table summarizes noncontrolling interest balances as of December 31, 2009 and 2008 in terms of cumulative contributions, distributions and cumulative allocations of net income (loss) (amounts in thousands).

	2009	2008
OP Units:
Contributions	$63,527	$59,394
Distributions	(6,917)	(2,660)
Share of net loss	(8,062)	(6,276)
Share of comprehensive income	3,481	1,611

Subtotal	52,029	52,069
Joint Venture Partner Interests:
Contributions	35,383	35,319
Distributions	(13,328)	(10,543)
Share of net loss	(2,514)	(2,049)

Subtotal	19,541	22,727
Special Units:
Contributions	1	1
Distributions	-	-
Share of net loss	-	-

Subtotal	1	1

Total	$71,571	$74,797

OP Units

Securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, are classified as redeemable noncontrolling interests outside of permanent equity in our accompanying balance sheets. We have evaluated our ability to deliver shares of common stock to satisfy redemption requests from holders of our OP Units and we have concluded that we have the right to satisfy the redemption requirements of holders of our OP Units by delivering unregistered shares of our common stock. Each outstanding OP Unit is exchangeable for one share of our common stock, and the OP Unit holder cannot require redemption in cash or other assets. As a result, we classify our OP Units held by third parties as noncontrolling interests.

As of December 31, 2009 and 2008, we owned approximately 96.3% and 96.1%, respectively, of our Operating Partnership, and the remaining interests in our Operating Partnership were owned by third-party investors and our Advisor. After a period of one year, holders of OP Units may request the Operating Partnership to redeem their OP Units. We have the option of redeeming the OP Units with cash, shares of our common stock or with a combination of cash and shares of our common stock. In May 2005, our Operating Partnership issued 20,000 OP Units to our Advisor for gross proceeds of $200,000, which represented less than a 0.1% ownership interest in our Operating Partnership as of December 31, 2009. In addition, as of December 31, 2009 and 2008, we had issued approximately 7.0 million and 6.5 million OP Units, respectively, to third-party investors in connection with our Operating Partnership’s private placement offerings and such units had a maximum approximate redemption value of $70.0 million and $64.8 million, respectively, based on the price of our common stock. During the year ended December 31, 2009, we redeemed approximately 245,000 OP Units, by paying cash of approximately $2.3 million.

Joint Venture Partner Interests

Certain of our joint ventures are consolidated by us in the accompanying financial statements. Our joint venture partners’ interests in our consolidated partnerships are not redeemable. As a result, we classify our joint venture partners’ interests as noncontrolling interests.

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

There was no activity related to Special Unit holders during the years ended December 31, 2009, 2008 or 2007.

12.	STOCKHOLDERS’ EQUITY

Common Stock

On May 27, 2005, we filed a registration statement on Form S-11 with the Commission in connection with an initial public offering of our common stock, which was declared effective on January 27, 2006. Pursuant to the registration statement, we offered up to $2.0 billion in shares of our common stock, 75% of which were offered to the public at a price of $10.00 per share, and 25% of which were offered pursuant to our DRIP Plan at a price of $9.50 per share. On June 11, 2007, we filed a registration statement on Form S-11 with the Commission for a follow-on public offering of our common stock, which was declared effective on January 22, 2008. In connection with our follow-on public offering, we offered up to $2.0 billion in shares of our common stock, 75% of which were offered to the public at a price of $10.00 per share, and 25% of which were offered pursuant to our DRIP Plan at a price of $9.50 per share. On August 3, 2009, we announced the termination of the primary portion of our public offering effective as of the close of business on September 30, 2009. We have and will continue to offer shares of common stock through our DRIP Plan. The following table summarizes shares sold, gross proceeds received and the commissions and fees paid by offering as of December 31, 2009 (amounts in thousands).

	Shares	Gross Proceeds	Commissions and Fees	Net Proceeds
Shares sold in the initial offering	114,741	$1,136,968	$(104,295)	$1,032,673
Shares sold in the follow-on offering	67,148	659,825	(55,331)	604,494
Shares sold pursuant to our distribution reinvestment plan in the initial offering	3,455	32,825	(309)	32,516
Shares sold pursuant to our distribution reinvestment plan in the follow-on offering	9,296	88,308	-	88,308
Shares repurchased pursuant to our share redemption program	(11,801)	(109,979)	-	(109,979)

Total	182,839	$1,807,947	$(159,935)	$1,648,012

For the years ended December 31, 2009 and 2008, approximately 29.4 million and 43.7 million shares of our common stock were issued in connection with our public offerings, respectively, for net proceeds of approximately $266.9 million and $394.5 million, respectively. The net proceeds from the sale of these shares were transferred to our Operating Partnership in exchange for OP Units on a one-for-one basis.

Redemptions

After having held shares of our common stock for a minimum of one year, our share redemption program (“Program”) may provide investors with a limited opportunity to redeem shares of our common stock, subject to certain restrictions and limitations, at a price equal to or at a discount from the purchase price paid for the shares being redeemed. The discount will vary based upon the length of time that the investors have held the shares of our common stock subject to redemption, as described in the following table.

Share Purchase Anniversary	Redemption Price as a Percentage of Purchase Price
Less than 1 year	No Redemption Allowed
1 year	92.5%
2 years	95.0%
3 years	97.5%
4 years and longer	100.0%

We are not obligated to redeem shares of our common stock under the Program. We presently intend to limit the number of shares to be redeemed during any calendar quarter to the lesser of (i) one-quarter of five percent of the number of shares of common stock outstanding as of the date that is twelve-months prior to the end of the current quarter, and (ii) the aggregate number of shares sold pursuant to our DRIP Plan in the immediately preceding quarter, which amount may be less than the Aggregate Redemption Cap (defined below). The lesser of the preceding limitations is referred to as the (“Quarterly Redemption Cap”). Our board of directors retains the right, but is not obligated to, redeem additional shares if, in its sole discretion, it determines that it is in our best interest to do so, provided that we will not redeem during any consecutive twelve month period more than five percent of the number of shares of common stock outstanding at the beginning of such twelve-month period (the “Aggregate Redemption Cap”, and together with the Quarterly Redemption Cap, the “Redemption Caps”), unless permitted to do so by applicable regulatory authorities. Although we presently intend to redeem shares pursuant to the above referenced methodology, to the extent that the aggregate proceeds received from the sale of shares pursuant to our DRIP Plan in any quarter are not sufficient to fund redemption requests, our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock, up to the Aggregate Redemption Cap. Such sources of funds could include cash on hand, cash available from borrowings, cash from the sale of our shares pursuant to our DRIP Plan in other quarters, and cash from liquidations of securities investments, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, debt repayment, purchases of real property, real estate related securities, debt related investments or redemptions of OP Units. Our board of directors has no obligation to use other sources of funds to redeem shares of our common stock under any circumstances. The board of directors may in some circumstances, but is not obligated to, increase the Aggregate Redemption Cap, but may only do so in reliance on an applicable no-action letter issued by Securities and Exchange Commission (“Commission”) staff that would allow such an increase. There can be no assurance that the board of directors will increase either of the Redemption Caps at any time, nor can there be assurance that the board of directors will be able to obtain, if necessary, a no-action letter from the Commission. In any event, the number of shares of our common stock that we may redeem will be limited by the funds available from purchases pursuant to our DRIP Plan, cash on hand, cash available from borrowings and cash from liquidations of securities or debt related investments as of the end of the applicable quarter.

Distributions

We accrue and pay distributions on a quarterly basis. Each quarter, our board of directors declares and authorizes the following quarter’s distribution. We calculate individual payments of distributions to each stockholder or OP Unit holder based upon daily record dates during each quarter, so that investors are eligible to earn distributions immediately upon purchasing shares of our common stock or upon purchasing OP Units.

During the years ended December 31, 2009 and 2008, we declared distributions to our common stockholders of approximately $104.4 million and $84.0 million, respectively. Of these amounts, for the years ended December 31, 2009 and 2008, approximately $50.3 million and $36.0 million, respectively, was paid in cash and approximately $54.1 million and $48.0 million, respectively, was reinvested in shares of our common stock pursuant to our DRIP Plan.

The following table sets forth the distributions that have been paid and/or authorized as of December 31, 2009.

Quarter	Amount Declared per Share/Unit (1)	Annualized Amount per Share/Unit (1)	Payment Date
2008
1st Quarter 2008	$0.1500	$0.60	April 15, 2008
2nd Quarter 2008	$0.1500	$0.60	July 15, 2008
3rd Quarter 2008	$0.1500	$0.60	October 15, 2008
4th Quarter 2008	$0.1500	$0.60	January 15, 2009
2009
1st Quarter 2009	$0.1500	$0.60	April 15, 2009
2nd Quarter 2009	$0.1500	$0.60	July 15, 2009
3rd Quarter 2009	$0.1500	$0.60	October 15, 2009
4th Quarter 2009	$0.1500	$0.60	January 15, 2010
2010
1st Quarter 2010	$0.1500	$0.60	April 15, 2010(2)

(1)	Assumes ownership of share or unit for the entire quarter.

(2)	Expected payment date.

Distribution Tax Characterization

Our distributions to stockholders are characterized for federal income tax purposes as (i) ordinary income, (ii) non-taxable return of capital, (iii) long-term capital gain or (iv) unrecaptured 1250 gain from certain depreciable properties. Distributions that exceed our current and accumulated tax earnings and profits constitute a return of capital for tax purposes rather than a dividend and reduce the stockholders’ basis in the common shares. To the extent that distributions exceed both current and accumulated earnings and profits and the stockholders’ basis in the common shares, they will generally be treated as a gain from the sale or exchange of our stockholders’ common shares. We notify stockholders of the taxability of distributions paid during the preceding year on an annual basis. The following table summarizes the taxability of distributions on common shares for the years ended December 31, 2009, 2008 and 2007.

	2009		2008		2007
Per Common Share	Per Share Amount	Percentage	Per Share Amount	Percentage	Per Share Amount	Percentage
Ordinary income	$0.11	18.31%	$0.29	48.85%	$0.35	58.33%
Non-taxable return of capital	0.48	80.71%	0.31	51.15%	0.24	40.00%
Long-term capital gain	0.01	0.98%	-	0.00%	0.01	1.67%
Unrecaptured 1250 gain	-	0.00%	-	0.00%	-	0.00%

Total	$0.60	100.00%	$0.60	100.00%	$0.60	100.00%

13.	RELATED PARTY TRANSACTIONS

Our Advisor

Our day-to-day activities are managed by our Advisor, an affiliate, under the terms and conditions of the Advisory Agreement. Our Advisor is considered to be a related party as certain indirect owners and employees of our Advisor serve as our executives. The responsibilities of our Advisor include the selection and underwriting of our real property, debt related investments and real estate securities, the negotiations for these investments, the asset management and financing of these investments and the selection of prospective joint venture partners. As of December 31, 2009 and 2008, we owed approximately $35,000 and $721,000, respectively, to our Advisor and affiliates of our Advisor for such services and reimbursement of certain expenses.

Acquisition Fees

Pursuant to the Advisory Agreement, we pay certain acquisition fees to the Advisor. For each real property acquired in the operating stage, the acquisition fee is an amount equal to 1.0% of our proportional interest in the purchase price of the property. For each real property acquired prior to or during the development or construction stage, the acquisition fee will be an amount not to exceed 4.0% of the total project cost (which will be the amount actually paid or allocated to the purchase, development, construction or improvement of a property exclusive of acquisition fees and acquisition expenses). The Advisor also is entitled to receive an acquisition fee of 1.0% of the principal amount in connection with the origination or acquisition of any type of debt investment including, but not limited to, the origination of mortgage loans, B-notes, mezzanine debt, participating debt (including with equity-like features), non-traded preferred securities, convertible debt, hybrid instruments, equity instruments and other related investments. During the years ended December 31, 2009, 2008 and 2007, our Advisor earned approximately $3.0 million, $2.4 million and $11.1 million in acquisition fees, respectively.

Asset Management Fees

We also pay our Advisor an asset management fee pursuant to the Advisory Agreement in connection with the asset and portfolio management of real property, debt related investments and real estate securities. The Advisor’s asset management fee is payable as follows:

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

For debt related investments, other than FundCore Finance Group LLC (“FundCore LLC”) debt related investments and securities investments, both before and after the Dividend Coverage Ratio Date, the asset management fee consists of a monthly fee equal to one-twelfth of 1.0% of (i) the amount invested in the case of our debt related assets within our portfolio and (ii) the aggregate value, determined at least quarterly, of our real estate related securities.

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

For the years ended December 31, 2009, 2008 and 2007, our Advisor earned approximately $12.9 million, $11.6 million and $8.7 million in asset management fees, respectively.

Fees Paid to Our Advisor and its Affiliates Related to Public Offerings of Our Common Stock

The following table summarizes selling costs incurred associated with our public offerings of common stock by us and paid to our Advisor or affiliates of our Advisor. These amounts have been included as a reduction to additional paid-in capital in the accompanying statements of equity. See below for further description of each fee for the years ended December 31, 2009, 2008 and 2007 (amounts in thousands).

Reimbursement and Fee Description	2009	2008	2007
Organization and offering expense reimbursement	$3,561	$6,923	$12,017
Dealer manager fees	5,937	11,537	20,159
Broker dealer sales commissions	10,454	19,925	40,780

Total fees	$19,952	$38,385	$72,956

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

From inception through December 31, 2009, the Advisor had incurred cumulative reimbursable offering costs of approximately $41.1 million. As of December 31, 2009, we were obligated to reimburse approximately $27.3 million in such reimbursable offering costs. As of December 31, 2009, all of the $27.3 million in reimbursable offering costs we had incurred had been reimbursed to the Advisor. As of December 31, 2008, of the $23.7 million in reimbursable offering costs we had incurred, approximately $216,000 had not yet been reimbursed to the Advisor, which have been included in accounts payable and accrued expenses in the accompanying balance sheet.

Dealer Manager Fees and Broker Dealer Sales Commissions

Pursuant to the Dealer Manager Agreement, we paid a dealer manager fee of up to 2.5% of gross offering proceeds raised pursuant to our public offerings of common stock to the Dealer Manager as compensation for managing the offerings. The Dealer Manager was considered to be a related party as certain indirect owners and employees of the Dealer Manager serve as our executives. The Dealer Manager was permitted to re-allow a portion of such fees to broker dealers who participate in the offerings. We also paid up to a 6.0% sales commission of gross offering proceeds raised pursuant to our public offerings of common stock. Such amounts are considered a cost of raising capital and as such are included as a reduction of additional paid-in capital in the accompanying statement of equity. As of December 31, 2009, all sales commissions paid to the Dealer Manager had been re-allowed to participating broker dealers. We had accrued approximately $361,000 for dealer manager fees and $123,000 for sales commissions for the same period in 2008. As a result of the termination of the primary portion of our public offering, we terminated our dealer manager agreement with the Dealer Manager, an affiliate, for our public offerings. Subsequent to December 31, 2009, we also terminated our dealer manager agreements with the Dealer Manager covering our private offerings.

Fees Paid to the Advisor and Affiliates Related to Our Operating Partnership’s Private Placement Offerings

The following table summarizes costs incurred associated with our Operating Partnership’s private placement offerings by us and paid to our Advisor or affiliates of our Advisor. These amounts were accounted for as deferred loan costs. Such deferred loan costs are included in our balance sheets and amortized to “Interest expense” over the life of the financing obligation (see Note 8 for additional information). As described in Note 8, if our Operating Partnership elects to exercise any purchase option and issue OP Units, the unamortized portion of up-front fees and expense reimbursements paid to affiliates will be recorded against noncontrolling interest as a selling cost of the OP Units. See below for further discussion of each fee described in the below table for the years ended December 31, 2009, 2008 and 2007 (amounts in thousands).

Reimbursement and Fee Description	2009	2008	2007
Organization and offering expense reimbursement	$183	$963	$1,013
Dealer manager fees	183	963	1,013
Broker dealer sales commissions	609	3,151	3,262
Facilitator fees	243	1,284	1,351

Total fees	$1,218	$6,361	$6,639

Organizational and Offering Cost Reimbursement

Our Advisor was obligated to pay all of the offering and marketing-related costs associated with our Operating Partnership’s private placement offerings. However, our Operating Partnership was obligated to pay our Advisor a non-accountable expense allowance, which equaled 1.5% of the gross equity proceeds raised through our Operating Partnership’s private placement offerings.

Dealer Manager Fees and Broker Dealer Sales Commissions

We had also entered into a separate dealer manager agreement with the Dealer Manager pursuant to which we paid a dealer manager fee of up to 1.5% of the gross equity proceeds raised through our Operating Partnership’s private placement offerings. We also paid the Dealer Manager a sales commission of up to 5.0% of the gross equity proceeds raised through our Operating Partnership’s private placement offerings. As of December 31, 2009, all of the sales commissions were re-allowed to participating broker dealers who were responsible for effecting sales.

Facilitator Fees

The Facilitator was responsible for facilitating transactions associated with our Operating Partnership’s private placement offerings. The Facilitator was considered a related party as certain indirect owners and employees of the Facilitator serve as our executives. We had entered into an agreement with the Facilitator whereby we paid a transaction facilitation fee of up to 2.0% of the gross equity proceeds raised through our Operating Partnership’s private placement offerings.

Other Expense Reimbursements

In addition to the reimbursement of organizational and offering costs, we are also obligated, subject to certain limitations, to reimburse our Advisor for certain other expenses incurred on our behalf for providing services contemplated in the Advisory Agreement (the Advisor utilizes its employees to provide such services and in certain instances that includes our named executive officers) provided that the Advisor does not receive a specific fee for the activities that generate the expenses to be reimbursed. For the years ended December 31, 2009, 2008 and 2007, we incurred approximately $857,000, $729,000 and $431,000, respectively, of these expenses, which we reimbursed to the Advisor. We record these reimbursements as general and administrative expenses in our statements of operations.

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

The Advisor’s product specialists are and will be compensated through a combination of (i) reallowance of acquisition, disposition, asset management and/or other fees paid by us to the Advisor and (ii) potential profit participation in connection with specific portfolio asset(s) identified by them and invested in by us. We may enter into joint ventures or other arrangements with affiliates of the Advisor to acquire, develop and/or manage real properties. As of December 31, 2009, our Advisor had entered into joint venture and/or product specialist arrangements with two current affiliates (Dividend Capital Investments LLC and FundCore LLC) and one former affiliate (DCT Industrial Trust Inc.), as discussed below in more detail.

Dividend Capital Investments LLC

On June 12, 2006, our Advisor entered into a product specialist agreement with Dividend Capital Investments LLC (“DCI”), in connection with investment management services related to our investments in real estate securities assets. Pursuant to this agreement, a portion of the asset management fee that our Advisor receives from us related to securities investments is reallowed to DCI in exchange for services provided.

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

We amended our advisory agreement with respect to the timing and amount of certain fees paid for acquisition and asset management services related to certain debt investments that will be provided by the Debt Advisor. The following is a summary of fees that will be paid to our Advisor related to the acquisition and management of such debt investments.

Debt Investment Advisory Fees

For debt investments acquired pursuant to the Debt Advisor PSA discussed above, the Advisor will receive an advisory fee equal the sum of:

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

The total advisory fee and acquisition expenses shall not exceed 6.0% of the net debt investment amount. The advisory fee shall be payable on the closing date of the relevant debt investment.

Debt Investment Asset Management Fees

For debt investments acquired pursuant to the Debt Advisor PSA discussed above, the Advisor will receive asset management fees pursuant to the following:

(i)	during the first 12 months after the closing of the respective debt investment, the Advisor shall receive a monthly asset management fee consisting of one-twelfth of the total amount, if any, by which the sum of the total acquisition fees and expenses exceeds 6.0% of the relevant net debt investment amount;

(ii)	during the balance of the Initial Term, zero; and

(iii)	during any period following the Initial Term during which the relevant debt investment is outstanding, the asset management fee will consist of a monthly fee of one-twelfth of 1.0% of the net debt investment amount.

As of December 31, 2009, we had acquired one debt related investment pursuant to our arrangement with the Debt Advisor with a carrying amount of approximately $3.8 million and paid an acquisition fee of approximately $152,000 to our Advisor which was reallowed to FundCore LLC.

DCT Industrial Trust Inc.

Our Advisor has entered into certain product specialist agreements with DCT Industrial Trust Inc. (“DCT”), a former affiliate of ours, in connection with acquisition and asset management services related to our industrial real property investments. Pursuant to these agreements, a portion of the acquisition and asset management fees that our Advisor receives from us related to specific industrial real property investments is reallowed to DCT in exchange for services provided.

In June 2007, DCT Joint Venture I LLC issued a secured $16.0 million, 6.0% interest note, maturing with one balloon payment in July 2014 to DCT. Interest is due monthly on the unpaid balance. For the years ended December 31, 2009, 2008 and 2007, we recognized interest expense from this mortgage note of approximately $962,000, $962,000 and $484,000, respectively.

14.	NET INCOME (LOSS) PER COMMON SHARE

Reconciliations of the numerator and denominator used to calculate basic net income (loss) per common share to the numerator and denominator used to calculate diluted net income (loss) per common share for the years ended December 31, 2009, 2008 and 2007, are described in the following table (amounts in thousands, except per share information).

	2009	2008	2007
Numerator
Net income (loss) for basic earnings per share attributable to common stockholders	$(44,785)	$(176,386)	$11,065
Dilutive noncontrolling interests share in net loss	(1,785)	(6,216)	(3)

Numerator for diluted earnings per share — adjusted net income (loss)	$(46,570)	$(182,602)	$11,062

Denominator
Weighted average shares outstanding-basic	174,006	140,106	85,473
Incremental weighted average shares effect of conversion of OP units	7,103	4,427	20

Weighted average shares outstanding-diluted	181,109	144,533	85,493

NET INCOME (LOSS) PER BASIC AND DILUTED COMMON SHARE	$(0.26)	$(1.26)	$0.13

15.	SEGMENT INFORMATION

We have three business segments, which include real property, debt related investments and real estate securities. We organize and analyze the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, investment strategies and objectives and distinct management of each segment. The following table sets forth components of net operating income (“NOI”) of our segments for the years ended December 31, 2009, 2008 and 2007 (amounts in thousands).

	Revenues			NOI
	2009	2008	2007	2009	2008	2007
Real property	$141,637	$114,747	$70,424	$104,634	$85,126	$51,634
Real estate securities	8,074	17,567	15,691	8,074	17,567	15,691
Debt related investments (1)	12,222	9,962	8,951	12,222	9,962	8,951

Total	$161,933	$142,276	$95,066	$124,930	$112,655	$76,276

(1)	Includes operating results from our investment in an unconsolidated joint venture.

We consider NOI to be an appropriate supplemental financial performance measure, because NOI reflects the specific operating performance of our real properties, debt related investments and real estate securities, and excludes certain items that are not considered to be controllable in connection with the management of each property, such as interest income, depreciation and amortization, general and administrative expenses, asset management fees, interest expense and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance as a whole, since it does exclude such items that could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

The following table is a reconciliation of our NOI to our reported net income (loss) from continuing operations for the years ended December 31, 2009, 2008 and 2007 (amounts in thousands).

	2009	2008	2007
Net operating income	$124,930	$112,655	$76,276
Interest and other income	2,895	11,996	11,927
Depreciation and amortization expense	(57,834)	(52,313)	(31,358)
General and administrative expenses	(5,079)	(4,232)	(3,784)
Asset management fees, related party	(12,939)	(11,599)	(8,707)
Interest expense	(55,640)	(45,151)	(33,600)
Acquisition-related expenses, net of other gains	(4,936)	-	-
Loss on derivatives	(7,998)	(11,673)	(557)
Gain on extinguishment of debt	-	9,309	-
Other-than-temporary impairment on securities	(13,141)	(192,724)	-
Provision for loss on debt related investments	(17,339)	-	-
Net loss attributable to noncontrolling interests	2,296	7,346	868

Net income (loss)	$(44,785)	$(176,386)	$11,065

The following table reflects our total assets by business segment as of December 31, 2009 and 2008 (amounts in thousands).

	2009	2008
Segment assets:
Net investments in real property	$1,539,408	$1,361,301
Investments in real estate securities	72,686	52,368
Debt related investments, net (1)	157,898	106,381

Total segment assets, net	1,769,992	1,520,050
Non-segment assets:
Cash and cash equivalents	514,786	540,213
Other non-segment assets (2)	78,213	63,315

Total assets	$2,362,991	$2,123,578

(1)	Includes our investment in an unconsolidated joint venture. See Note 6.

(2)	Other non-segment assets primarily consist of corporate assets including restricted cash and certain loan costs, including loan costs associated with our financing obligations.

16.	INCOME TAXES

We operate in a manner intended to qualify for treatment as a REIT for U.S. federal income tax purposes. As a REIT, we generally will not be subject to federal income taxation at the corporate level to the extent we distribute 100% of our REIT taxable income annually, as defined in the Code, to our stockholders and satisfy other requirements. To continue to qualify as a REIT for federal tax purposes, we must distribute at least 90% of our REIT taxable income annually. No material provisions have been made for federal income taxes in the accompanying financial statements. The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which we are subject.

17.	COMMITMENTS AND CONTINGENCIES

We and our Operating Partnership are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our investments. We and our investments are, from time to time, subject to routine litigation arising in the ordinary course of business. We believe the costs, if any, incurred by our Operating Partnership and by us related to routine litigation will not materially affect our financial position, operating results or liquidity.

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

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2009 and 2008 (amounts in thousands, except per share information).

	For the Quarter Ended				For the Year Ended December 31, 2009
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Rental revenue	$33,641	$36,271	$35,950	$35,775	$141,637
Securities income	3,700	1,429	1,499	1,446	8,074
Debt related income	1,660	1,711	3,098	3,543	10,012

Total revenue	39,001	39,411	40,547	40,764	159,723
Total operating expenses	(29,295)	(30,191)	(27,335)	(30,970)	(117,791)
Other income (expense)	(10,236)	(28,443)	(19,988)	(30,346)	(89,013)

Net loss	(530)	(19,223)	(6,776)	(20,552)	(47,081)
Net loss attributable to noncontrolling interests	203	846	326	921	2,296

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(327)	$(18,377)	$(6,450)	$(19,631)	$(44,785)

NET LOSS PER BASIC AND DILUTED COMMON SHARE	$-	$(0.11)	$(0.04)	$(0.11)	$(0.26)

	For the Quarter Ended				For the Year Ended December 31, 2008
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Rental revenue	$28,212	$27,014	$27,500	$32,021	$114,747
Securities income	4,582	4,040	4,137	4,808	17,567
Debt related income	2,394	2,592	2,453	1,937	9,376

Total revenue	35,188	33,646	34,090	38,766	141,690
Total operating expenses	(23,540)	(23,964)	(23,728)	(26,533)	(97,765)
Other income (expense)	(35,014)	(47,006)	(20,527)	(125,110)	(227,657)

Net loss	(23,366)	(37,324)	(10,165)	(112,877)	(183,732)
Net loss attributable to noncontrolling interests	803	1,222	699	4,622	7,346

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(22,563)	$(36,102)	$(9,466)	$(108,255)	$(176,386)

NET LOSS PER BASIC AND DILUTED COMMON SHARE	$(0.19)	$(0.27)	$(0.06)	$(0.68)	$(1.26)

19.	SUBSEQUENT EVENTS

Beginning in the second quarter 2009, GAAP requires an entity to disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”) as well as the date through which an entity has evaluated subsequent events. There are two types of subsequent events. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (“recognized subsequent events”). The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date (“nonrecognized subsequent events”).

We have evaluated subsequent events for the period from December 31, 2009, the date of these financial statements, through the date these financial statements are issued. No significant recognized or nonrecognized subsequent events were noted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dividend Capital Total Realty Trust Inc.:

Under date of March 22, 2010, we reported on the consolidated balance sheets of Dividend Capital Total Realty Trust Inc. (the Company) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule III — Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of the Company’s management. Our responsibility is to express an opinion on Schedule III based on our audits.

In our opinion, Schedule III — Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Denver, Colorado

March 22, 2010

Dividend Capital Total Realty Trust

Schedule 3

As of December 31, 2009

Property	Market	No. of Buildings	Mortgage Notes	Initial Cost to Company			Cost Capitalized or Adjustments Subsequent to Acquisition (4)	Gross Amount Carried at December 31, 2009			Accumu- lated Depre- ciation (3)	Acqui- sition Date	Depre- ciable Life (years)
				Land	Building and Improve- ments (1)	Total Costs		Land	Building and Improve- ments (1)	Total Costs (2, 3)
Office Properties
Jay Street	Silicon Valley, CA	3	$23,500	$13,858	$22,132	$35,990	$472	$13,858	$22,604	$36,462	$4,235	6/28/06	2-40
Bala Pointe	Philadelphia, PA	1	24,000	10,115	27,523	37,638	(194)	10,115	27,329	37,444	5,800	8/28/06	1-40
Lundy Avenue	Silicon Valley, CA	3	14,250	5,982	15,459	21,441	114	5,982	15,573	21,555	2,137	9/28/06	10-40
Shiloh Road	Dallas, TX	3	22,700	5,165	30,192	35,357	5	5,165	30,197	35,362	3,595	12/21/06	10-40
40 Boulevard	Chicago, IL	1	9,700	2,611	7,797	10,408	4,520	2,611	12,317	14,928	3,271	1/24/07	1-40
Washington Commons	Chicago, IL	10	21,300	9,019	16,641	25,660	2,317	9,019	18,958	27,977	5,255	2/1/07	1-40
Shackleford	Little Rock, AR	1	13,650	2,900	18,792	21,692	28	2,900	18,820	21,720	1,815	3/20/07	14-40
Fortune Concourse	Silicon Valley, CA	5	46,500	16,380	31,937	48,317	10,191	16,380	42,128	58,508	8,527	5/17/07	1-40
California Circle	Silicon Valley, CA	2	6,899	3,659	10,863	14,522	110	3,659	10,973	14,632	3,697	7/10/07	3-40
Joyce Blvd	Little Rock, AR	1	-	2,699	8,996	11,695	-	2,699	8,996	11,695	788	9/28/07	10-40
DeGuigne	Silicon Valley, CA	1	9,236	5,841	13,861	19,702	83	5,841	13,944	19,785	2,655	11/21/07	3-40
Millennium	Denver, CO	1	33,638	1,002	51,527	52,529	117	1,002	51,644	52,646	3,499	10/1/08	4-40
Eden Prairie (ATK)	Minneapolis/St Paul, MN	1	14,960	3,538	25,865	29,403	-	3,538	25,865	29,403	1,168	10/3/08	14-40
Austin-Mueller Healthcare	Austin, TX	1	22,235	2,663	42,315	44,978	-	2,663	42,315	44,978	1,622	12/23/08	11-40
1300 Connecticut	Washington, DC	1	36,267	25,177	41,250	66,427	59	25,177	41,309	66,486	2,726	3/10/09	1-40
Campus Road Office Center	Princeton, NJ	1	-	5,302	45,772	51,074	-	5,302	45,772	51,074	306	11/3/09	13-40
Preston Sherry Plaza	Dallas, TX	1	21,503	7,500	22,319	29,819	-	7,500	22,319	29,819	-	12/16/09	1-40
Park Place	Dallas, TX	1	-	4,075	19,629	23,704	-	4,075	19,629	23,704	-	12/16/09	1-40

Total Office and Office/R&D Properties		38	$320,338	$127,486	$452,870	$580,356	$17,822	$127,486	$470,692	$598,178	$51,096

Dividend Capital Total Realty Trust—(Continued)

Schedule 3

As of December 31, 2009

Property	Market	No. of Buildings	Mortgage Notes	Initial Cost to Company			Cost Capitalized or Adjustments Subsequent to Acquisition (4)	Gross Amount Carried at December 31, 2009			Accumu- lated Depre- ciation (3)	Acqui- sition Date	Depre- ciable Life (years)
				Land	Building and Improve- ments (1)	Total Costs		Land	Building and Improve- ments (1)	Total Costs (2, 3)
Industrial Properties
Rickenbacker	Columbus, OH	1	$7,370	$1,249	$13,308	$14,557	$564	$1,249	$13,872	$15,121	$2,714	10/16/06	3-40
Park West Q	Cincinnati, OH	1	5,495	1,653	9,362	11,015	235	1,653	9,597	11,250	1,738	10/16/06	6-40
Eagle Creek East	Minneapolis/St Paul, MN	1	4,574	1,644	7,511	9,155	75	1,644	7,586	9,230	1,318	10/16/06	5-40
Minnesota Valley III	Minneapolis/St Paul, MN	1	6,482	2,223	12,463	14,686	7	2,223	12,470	14,693	1,960	10/31/06	5-40
Park West L	Cincinnati, OH	1	3,817	902	7,393	8,295	15	902	7,408	8,310	1,263	10/31/06	4-40
Eagle Creek West	Minneapolis/St Paul, MN	1	5,182	1,910	8,273	10,183	386	1,910	8,659	10,569	1,252	10/31/06	2-40
Pencader	Philadelphia, PA	1	6,050	2,516	5,392	7,908	174	2,516	5,566	8,082	824	12/6/06	2-40
Hanson Way Dist. Ctr	Silicon Valley, CA	1	19,150	5,544	19,873	25,417	(113)	5,544	19,760	25,304	2,947	12/7/06	6-40
Marine Drive	Charlotte, NC	1	14,800	2,037	19,011	21,048	72	2,037	19,083	21,120	3,064	12/8/06	10-40
Old Silver Spring	Philadelphia, PA	1	4,700	1,305	4,757	6,062	112	1,305	4,869	6,174	746	12/8/06	2-40
Southfield	Atlanta, GA	1	5,280	1,280	5,397	6,677	55	1,280	5,452	6,732	870	3/20/07	3-40
Veterans	Chicago, IL	1	9,200	2,121	10,987	13,108	50	2,121	11,037	13,158	1,621	3/26/07	5-40
Commerce Center	Central PA	1	25,820	5,939	28,970	34,909	22	5,939	28,992	34,931	3,530	3/26/07	4-40
Patriot Drive I	Dallas, TX	1	4,625	1,034	5,548	6,582	152	1,034	5,700	6,734	977	3/28/07	1-40
Patriot Drive II	Dallas, TX	1	18,375	3,166	23,072	26,238	664	3,166	23,736	26,902	3,495	3/28/07	1-40
Plainfield III	Indianapolis, IN	1	12,000	2,101	18,424	20,525	1,127	2,101	19,551	21,652	3,036	3/28/07	2-40
Logistics Boulevard	Cincinnati, OH	1	16,042	2,725	28,878	31,603	-	2,725	28,878	31,603	3,278	6/15/07	9-40
Creekside V	Columbus, OH	1	4,725	764	5,628	6,392	-	764	5,628	6,392	780	6/15/07	8-40
Midpoint Drive	Kansas City, KS	1	5,157	1,176	7,975	9,151	1,147	1,176	9,122	10,298	1,215	6/15/07	3-40
Greenwood Parkway	Atlanta, GA	1	-	2,040	20,830	22,870	76	2,040	20,906	22,946	2,126	10/29/07	10-40
Westport	Central PA	1	10,590	2,376	27,081	29,457	-	2,376	27,081	29,457	2,529	1/9/08	3-40
6900 Riverport	Louisville, KY	1	1,928	751	4,132	4,883	62	751	4,194	4,945	298	9/17/08	1-40
7000 Riverport	Louisville, KY	1	2,993	1,124	6,821	7,945	91	1,124	6,912	8,036	552	9/17/08	1-40
7050 Riverport	Louisville, KY	1	1,641	672	3,862	4,534	8	672	3,870	4,542	302	9/17/08	5-40
7100 Riverport	Louisville, KY	1	2,637	758	5,331	6,089	13	758	5,344	6,102	379	9/17/08	7-40
7201 Riverport	Louisville, KY	1	3,082	1,130	6,614	7,744	32	1,130	6,646	7,776	422	9/17/08	3-40

Total Industrial Properties		26	$201,715	$50,140	$316,893	$367,033	$5,026	$50,140	$321,919	$372,059	$43,236

Dividend Capital Total Realty Trust—(Continued)

Schedule 3

As of December 31, 2009

Property	Market	No. of Buildings	Mortgage Notes	Initial Cost to Company			Cost Capitalized or Adjustments Subsequent to Acquisition (4)	Gross Amount Carried at December 31, 2009			Accumu- lated Depre- ciation (3)	Acqui- sition Date	Depre- ciable Life (years)
				Land	Building and Improve- ments (1)	Total Costs		Land	Building and Improve- ments (1)	Total Costs (2, 3)
Retail Properties
Bandera Road	San Antonio, TX	1	$21,500	$8,221	$23,471	$31,692	$175	$8,221	$23,646	$31,867	$2,717	2/1/07	1-40
Beaver Creek	Raleigh, NC	1	26,200	13,017	32,276	45,293	(272)	13,017	32,004	45,021	3,296	5/11/07	1-40
Centerton Square	Philadelphia, PA	1	67,800	26,487	76,896	103,383	110	26,487	77,006	103,493	8,395	5/11/07	2-40
Mt. Nebo	Pittsburgh, PA	1	16,000	9,371	16,301	25,672	(2,408)	9,371	13,893	23,264	316	5/11/07	2-40
CB Square	Jacksonville, FL	1	-	3,768	16,660	20,428	(983)	3,768	15,677	19,445	1,243	6/27/07	2-40
Braintree	New England	1	-	9,270	31,266	40,536	(196)	9,270	31,070	40,340	4,209	8/1/07	2-40
Holbrook	New England	1	-	4,590	14,724	19,314	185	4,590	14,909	19,499	1,972	8/1/07	1-40
Kingston	New England	1	10,574	8,580	12,600	21,180	227	8,580	12,827	21,407	2,027	8/1/07	1-40
Manomet	New England	1	-	1,890	6,480	8,370	215	1,890	6,695	8,585	878	8/1/07	2-40
Orleans	New England	1	14,923	8,780	23,682	32,462	2	8,780	23,684	32,464	2,159	8/1/07	1-40
Sandwich	New England	1	15,825	7,380	25,786	33,166	17	7,380	25,803	33,183	2,357	8/1/07	1-40
Wareham	New England	1	24,400	13,130	27,107	40,237	113	13,130	27,220	40,350	3,050	8/1/07	1-40
Whitman 682 Bedford	New England	1	-	1,830	4,443	6,273	(121)	1,830	4,322	6,152	528	8/1/07	2-40
Abington	New England	1	5,075	14,396	594	14,990	-	14,396	594	14,990	187	8/1/07	8-40
Hyannis	New England	1	5,026	10,405	917	11,322	-	10,405	917	11,322	138	8/1/07	18-40
Rockland 201 Market	New England	1	-	2,417	86	2,503	-	2,417	86	2,503	46	8/1/07	4-40
Mansfield	New England	1	9,386	5,340	16,490	21,830	-	5,340	16,490	21,830	1,223	8/1/07	15-40
Meriden	New England	1	13,060	6,560	22,013	28,573	-	6,560	22,013	28,573	1,721	8/1/07	12-40
Weymouth	New England	1	-	5,170	19,396	24,566	-	5,170	19,396	24,566	2,310	8/1/07	4-40
Whitman 475 Bedford Street	New England	1	7,943	3,610	11,682	15,292	-	3,610	11,682	15,292	895	8/1/07	16-40
Brockton Eastway Plaza	New England	1	-	2,530	2,074	4,604	86	2,530	2,160	4,690	579	8/1/07	1-40
Cohasset	New England	1	-	3,920	7,766	11,686	66	3,920	7,832	11,752	1,041	8/1/07	1-40
Cranston	New England	1	-	1,810	4,241	6,051	(28)	1,810	4,213	6,023	1,542	8/1/07	1-40
Hanover	New England	1	-	1,490	5,109	6,599	(60)	1,490	5,049	6,539	798	8/1/07	1-40
Rockland 360-372 Market	New England	1	-	1,200	2,437	3,637	-	1,200	2,437	3,637	494	8/1/07	2-40
Brockton Westgate Plaza	New England	1	-	3,650	6,507	10,157	-	3,650	6,507	10,157	1,485	8/1/07	2-40
North Hanover	New England	1	-	1,380	2,364	3,744	28	1,380	2,392	3,772	167	8/1/07	1-40
Harwich	New England	1	6,758	5,290	8,814	14,104	-	5,290	8,814	14,104	578	10/18/07	21-40
New Bedford	New England	1	9,270	3,790	11,152	14,942	-	3,790	11,152	14,942	719	10/18/07	22-40
Norwell	New England	1	7,703	5,850	14,547	20,397	-	5,850	14,547	20,397	1,011	10/18/07	15-40
Palm Beach Restaurant	Palm Beach, FL	1	49	1,800	1,516	3,316	-	1,800	1,516	3,316	47	9/17/08	40
New Orleans Restaurant	New Orleans, LA	1	2,286	630	2,818	3,448	-	630	2,818	3,448	88	9/17/08	40
Columbus Restaurant	Columbus, OH	1	2,094	1,100	2,069	3,169	-	1,100	2,069	3,169	65	9/17/08	40
Tampa Bay Restaurant	Tampa Bay, FL	1	2,018	1,880	1,067	2,947	-	1,880	1,067	2,947	33	9/17/08	40
Greater DC Retail	Washington, DC	1	37,671	19,781	42,515	62,296	1	19,781	42,515	62,296	3,518	4/6/09	1-40

Total Retail Properties		35	$305,561	$220,313	$497,866	$718,179	$(2,843)	$220,313	$495,022	$715,335	$51,832

Total		99	$827,614	$397,939	$1,267,629	$1,665,568	$20,005	$397,939	$1,287,633	$1,685,572	$146,164

(1)	Building and improvements include intangible lease assets.

(2)	As of December 31, 2009, the aggregate cost for federal income tax purposes of investments in real property was approximately $1.6 billion.

(3)	A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2009, 2008 and 2007 (amounts in thousands).

(4)	Amount is presented net of write-offs of tenant related assets that were recorded at acquisition as part of our purchase price accounting. Such write-offs are the results of lease expirations and terminations.

	2009	2008	2007
Investments in real estate:
Balance at the beginning of the year	$1,449,109	$1,215,291	$259,222
Additions through cash expenditures	231,318	226,177	951,021
Improvements	5,145	7,641	5,048

Balance at the end of the year	$1,685,572	$1,449,109	$1,215,291

Accumulated depreciation:
Balance at the beginning of the year	$87,808	$35,616	$2,591
Additions charged to costs and expenses	58,356	52,192	33,025

Balance at the end of the year	$146,164	$87,808	$35,616

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2010.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

By:	/S/ GUY M. ARNOLD
Name:	Guy M. Arnold
Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 22, 2010.

Signature	Title

/S/ GUY M. ARNOLD Guy M. Arnold	President (principal executive officer)

/S/ JOHN A. BLUMBERG John A. Blumberg	Chairman of the Board and Director

/S/ CHARLES B. DUKE Charles B. Duke	Director

/S/ DANIEL J. SULLIVAN Daniel J. Sullivan	Director

/S/ JOHN P. WOODBERRY John P. Woodberry	Director

/S/ M. KIRK SCOTT M. Kirk Scott	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)