Form 10-Q
period 2010-03-31
Dividend Capital Total Realty Trust Inc.
filed 2010-05-14
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

As of May 7, 2010, 184,338,393 shares of common stock of Dividend Capital Total Realty Trust Inc., par value $0.01 per share, were outstanding.

Dividend Capital Total Realty Trust Inc.

Form 10-Q

March 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	As of March 31, 2010	As of December 31, 2009
	(Unaudited)
ASSETS
Investments in real property:
Land	$397,939	$397,939
Building and improvements	1,061,171	1,059,930
Intangible lease assets	227,393	227,703
Accumulated depreciation and amortization	(162,382)	(146,164)

Total net investments in real property*	1,524,121	1,539,408
Investment in unconsolidated joint venture	17,386	17,386
Investments in real estate securities	83,206	72,686
Debt related investments, net	137,551	140,512

Total net investments	1,762,264	1,769,992
Cash and cash equivalents	488,928	514,786
Restricted cash	29,603	39,677
Other assets, net	37,819	38,536

Total Assets	$2,318,614	$2,362,991

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$41,050	$42,268
Mortgage notes**	826,520	827,614
Other secured borrowings	5,400	13,352
Financing obligations	109,150	109,153
Intangible lease liabilities, net	53,659	54,979
Other liabilities	31,223	43,039

Total Liabilities	1,067,002	1,090,405
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 182,933,729 and 182,838,676 shares issued and outstanding, as of March 31, 2010 and December 31, 2009, respectively	1,830	1,828
Additional paid-in capital	1,647,206	1,646,185
Distributions in excess of earnings	(483,973)	(449,849)
Accumulated other comprehensive income	16,345	2,851

Total stockholders’ equity	1,181,408	1,201,015
Noncontrolling interests	70,204	71,571

Total Equity	1,251,612	1,272,586

Total Liabilities and Equity	$2,318,614	$2,362,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

*	Includes approximately $701.4 million and $707.9 million, after accumulated depreciation and amortization, in consolidated real property variable interest entity investments as of March 31, 2010 and December 31, 2009, respectively.
**	Includes approximately $495.8 million and $496.2 million in consolidated mortgage notes in variable interest entity investments as of March 31, 2010 and December 31, 2009, respectively.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share information)

	For the Three Months Ended March 31,
	2010	2009
REVENUE:
Rental revenue	$38,891	$33,641
Securities income	1,435	3,700
Debt related income	3,441	1,660

Total Revenue	43,767	39,001
EXPENSES:
Rental expense	11,031	9,038
Depreciation and amortization expense	15,798	14,183
General and administrative expenses	1,370	1,087
Asset management fees, related party	3,619	2,954
Acquisition-related expenses	5	2,037

Total Operating Expenses	31,823	29,299
Operating Income	11,944	9,702
Other Income (Expenses):
Equity in earnings of unconsolidated joint venture	545	545
Interest and other income	205	1,265
Interest expense	(14,852)	(12,631)
Gain on derivatives	—	589
Provision for loss on debt related investments	(2,984)	—
Other-than-temporary impairment on securities	(1,693)	—

Net loss	(6,835)	(530)
Net loss attributable to noncontrolling interests	320	203

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(6,515)	$(327)

NET LOSS PER BASIC AND DILUTED COMMON SHARE	$(0.04)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	184,061	162,936

Diluted	191,064	170,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(In thousands)

	Stockholders’ Equity					Noncontrolling Interests	Comprehensive Income (Loss)	Total Equity
	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balances, December 31, 2009	182,839	$1,828	$1,646,185	$(449,849)	$2,851	$71,571		$1,272,586
Comprehensive income (loss):
Net loss	—	—	—	(6,515)	—	(320)	(6,835)	(6,835)
Net unrealized change from available-for-sale securities, net of reclassification of $1,693 of other-than-temporary impairment included in net loss	—	—	—	—	12,837	488	13,325	13,325
Cash flow hedging derivatives	—	—	—	—	657	25	682	682

Comprehensive income							7,172	7,172
Common stock:
Issuance of common stock, net of offering costs	1,450	12	13,772	—	—	—		13,784
Redemptions of common stock	(1,355)	(10)	(12,757)	—	—	—		(12,767)
Amortization of stock based compensation	—	—	6	—	—	—		6
Distributions on common stock	—	—	—	(27,609)	—	—		(27,609)
Noncontrolling interests:
Contributions (redemptions) of noncontrolling interests	—	—	—	—	—	(5)		(5)
Distributions to noncontrolling interests	—	—	—	—	—	(1,555)		(1,555)

Balances, March 31, 2010	182,934	$1,830	$1,647,206	$(483,973)	$16,345	$70,204		$1,251,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(6,835)	$(530)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	15,798	14,179
Net amortization (accretion) of real estate securities discounts and premiums	1,112	(746)
Other depreciation and amortization	759	(30)
Gain on derivatives	—	(589)
Other-than-temporary impairment on securities	1,693	—
Provision for loss on debt related investments	2,984	—
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	474	(274)
(Increase) decrease in other assets	308	(1,556)
Increase (decrease) in accounts payable and accrued expenses	(1,145)	1,650
Increase in other liabilities	364	995

Net cash provided by operating activities	15,512	13,099
INVESTING ACTIVITIES:
Investment in real property	(1,216)	(65,586)
Other investing activities	(22)	3

Net cash used in investing activities	(1,238)	(65,583)
FINANCING ACTIVITIES:
Mortgage note proceeds	—	49,155
Mortgage note principal repayments	(1,350)	(810)
Repayment of other secured borrowings	(7,952)	(300)
Financing obligation proceeds	—	2,756
Settlement of cash flow hedging derivatives	(66)	(12,660)
Proceeds from sale of common stock	—	79,414
Offering costs for issuance of common stock, related party	—	(5,576)
Redemption of common shares	(15,326)	—
Distributions to common stockholders	(13,853)	(10,753)
Distributions to noncontrolling interest holders	(1,564)	(1,213)
Other financing activities	(21)	(1,883)

Net cash provided by (used in) financing activities	(40,132)	98,130
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,858)	45,646
CASH AND CASH EQUIVALENTS, beginning of period	514,786	540,213
CASH AND CASH EQUIVALENTS, end of period	$488,928	$585,859

Supplemental Disclosure of Cash Flow Information:
Distributions reinvested pursuant to the distribution reinvestment plan	$13,782	$12,959
Cash paid for interest	$13,308	$11,457
Issuances of OP Units for beneficial interests	$—	$7,465

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

1. ORGANIZATION

Dividend Capital Total Realty Trust Inc. is a Maryland corporation formed on April 11, 2005 to invest in a diverse portfolio of real property and real estate-related investments. As used herein, “the Company,” “we,” “our” and “us” refer to Dividend Capital Total Realty Trust Inc. and its consolidated subsidiaries and partnerships, except where the context otherwise requires.

We operate in a manner intended to qualify as a real estate investment trust (“REIT”) for federal income tax purposes, commencing with the taxable year ended December 31, 2006, when we first elected REIT status. We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through our operating partnership, Dividend Capital Total Realty Operating Partnership, L.P. (our “Operating Partnership”). Furthermore, our Operating Partnership wholly owns a taxable REIT subsidiary, DCTRT Leasing Corp. (our “TRS”), through which we execute certain business transactions that might otherwise have an adverse impact on our status as a REIT if such business transactions were to occur directly or indirectly through our Operating Partnership.

Our day-to-day activities are managed by Dividend Capital Total Advisors LLC (our “Advisor”), an affiliate, under the terms and conditions of an advisory agreement (as amended from time to time, the “Advisory Agreement”). Our Advisor and its affiliates receive various forms of compensation, reimbursements and fees for services relating to the investment and management of our real estate assets.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed consolidated financial statements (herein referred to as “financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, these statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements as of December 31, 2009 and related notes thereto, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”), on March 23, 2010.

Principles of Consolidation

Due to our control of our Operating Partnership through our sole general partnership interest and the limited rights of the limited partners, we consolidate our Operating Partnership and limited partner interests not held by us, which are reflected as noncontrolling interests in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

Our financial statements also include the accounts of our consolidated subsidiaries and joint ventures through which we are the primary beneficiary, when such subsidiaries and joint ventures are variable interest entities, or through which we have a controlling interest. In determining whether we have a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which we have the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity.

Judgments made by us with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a variable interest entity involve consideration of various factors, including the form of our ownership interest, the size of our investment (including loans) and our ability to direct the activities of the entity. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our financial statements and, consequently, our financial position and specific items in our results of operations that are used by our stockholders, lenders and others in their evaluation of us. As of March 31, 2010 and December 31, 2009, we consolidated approximately $801.3 million and $800.4 million, respectively, in real property investments, before accumulated depreciation and amortization of approximately $99.9 million and $92.5 million, respectively, and approximately $495.8 million and $496.2 million, respectively, in mortgage note borrowings associated with our consolidated variable interest entities. The maximum risk of loss related to our investment in these unconsolidated variable interest entities is limited to our recorded investments in such entities. The creditors of the consolidated variable interest entities do not have recourse to our general credit.

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

Concentration of Credit Risk and Other Risks and Uncertainties

All of our investments are subject to the various risks inherent in the current economic environment but certain of our investments, particularly our real estate securities and debt related investments, have been significantly impacted by the current economic environment.

Our investments in real estate securities rely heavily on an active and orderly credit market, and therefore, the values of these securities are highly sensitive to changes in the credit market as well as the overall economic environment. In the summer of 2007, the domestic credit market began to deteriorate led by increasing defaults on sub-prime residential mortgages and continued across all forms of mortgage lending, including commercial real estate and the general credit market as a whole. These changes have significantly and adversely affected the value and the liquidity of our real estate securities. If the existing current economic recovery stalls and the economic environment worsens, it will likely continue to adversely impact the value and liquidity of our real estate securities and could continue to adversely impact the ability for these securities to generate current income. Market volatility and uncertainty may also cause certain market indicators of impairment to persist, leading to further potential other-than-temporary impairment charges and/or permanent losses in our real estate securities investments.

In addition, the current economic environment and credit market conditions have impacted the performance and value of our debt related investments. As of March 31, 2010, we recognized provision for loan losses on two of our debt related investments due to our determination that the collectability of future cash flows from those debt related investments was highly uncertain and that our collateral position had no value. If the current economic environment were to persist or worsen in the markets where the properties securing our debt related investments are located, our debt related investments may become further impaired as a result. Continued volatility in the fair value and operating performance of commercial real estate has made estimating cash flows from our debt related investments increasingly difficult, since such estimates are dependent upon our judgment regarding numerous factors, including, but not limited to, current and potential future refinancing availability, fluctuations in regional or local real estate values and fluctuations in regional or local rental or occupancy rates, real estate tax rates and other operating expenses.

The current credit quality of the underlying loans that comprise our CMBS and CRE-CDO investments reflect a notable level of deterioration, including a continued increase in actual delinquencies and continued forecasted rises in delinquencies and therefore, we remain cautious about the future prospects of these investments and acknowledge that we may not yet have experienced the full effects of the deterioration of the credit quality of these investments. Furthermore, the change in value of the properties securing the underlying loans may also negatively impact the performance of our investment in these real estate securities. The impact to our financial statements resulting from the current and expected future condition of these investments is described in further detail in Note 4.

New Accounting Pronouncements

We adopted a new accounting standard effective January 1, 2010 that revised the guidance on how a reporting entity evaluates whether an entity is a variable interest entity and which entity is considered the primary beneficiary of a variable interest entity and is, therefore, required to consolidate such variable interest entity. This accounting standard requires assessments at each reporting period of which party within the variable interest entity is considered the primary beneficiary and requires a number of new disclosures related to variable interest entities. Upon our adoption of this accounting standard, we reconsidered our previous consolidation conclusions for all entities with which we are involved pursuant to this accounting pronouncement. There was no impact to our financial position or results of operations as a result of our adoption of this accounting standard.

3. INVESTMENTS IN REAL PROPERTY

Our consolidated investments in real property consist of investments in office, industrial and retail properties. The following tables summarize our consolidated investments in real property as of March 31, 2010 and December 31, 2009 (amounts in thousands).

Real Property	Land	Building and Improvements	Intangible Lease Assets	Gross Investment Amount	Intangible Lease Liabilities	Total Investment Amount
As of March 31, 2010:
Office properties	$127,486	$355,156	$115,915	$598,557	$(10,875)	$587,682
Industrial properties	50,140	285,624	36,408	372,172	(8,950)	363,222
Retail properties	220,313	420,391	75,070	715,774	(47,207)	668,567

Total gross book value	397,939	1,061,171	227,393	1,686,503	(67,032)	1,619,471
Accumulated depreciation/amortization	—	(76,165)	(86,217)	(162,382)	13,373	(149,009)

Total net book value	$397,939	$985,006	$141,176	$1,524,121	$(53,659)	$1,470,462

As of December 31, 2009:
Office properties	$127,486	$354,467	$116,225	$598,178	$(10,879)	$587,299
Industrial properties	50,140	285,511	36,408	372,059	(8,950)	363,109
Retail properties	220,313	419,952	75,070	715,335	(47,208)	668,127

Total gross book value	397,939	1,059,930	227,703	1,685,572	(67,037)	1,618,535
Accumulated depreciation/amortization	—	(68,307)	(77,857)	(146,164)	12,058	(134,106)

Total net book value	$397,939	$991,623	$149,846	$1,539,408	$(54,979)	$1,484,429

Subsequent Acquisitions

We did not acquire any real properties during the three months ended March 31, 2010. Subsequent to March 31, 2010, we entered into two Purchase and Sale Agreements to acquire a portfolio of 33 office and industrial properties, see Note 16 for additional details regarding this potential acquisition.

Rental Revenue

The following table summarizes the adjustments to rental revenue related to the amortization of above-market lease assets and, below-market lease liabilities and for straight-line rental adjustments for the three months ended March 31, 2010 and 2009 (amounts in thousands).

	For the Three Months Ended March 31,
	2010	2009
Straight-line rent adjustments	$1,029	$884
Above-market lease amortization	(738)	(675)
Below-market lease amortization	1,320	1,363

Total amortization	$1,611	$1,572

Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as rental revenue. Tenant recovery income recognized as rental revenue for the three months ended March 31, 2010 and 2009 was approximately $7.2 million and $7.0 million, respectively.

4. INVESTMENT IN REAL ESTATE SECURITIES

As of March 31, 2010, the weighted average term remaining until expected maturity of our CMBS and CRE-CDO investments was approximately 4.3 years, based on amounts invested. As of March 31, 2010, the weighted average publicly available rating of our CMBS and CRE-CDO securities, as provided by Standard and Poor’s, were approximately B- and CCC-, respectively. Our preferred equity securities are perpetual in nature and therefore do not have expected maturity dates and approximately 84% of our preferred equity securities, based on amount invested, do not have credit ratings. The following table describes our investments in real estate securities as of March 31, 2010 and December 31, 2009 (dollar amounts in thousands).

	Preferred Equity	CRE-CDOs	CMBS	Total
As of March 31, 2010:
Amount invested, net of principal repayments	$102,725	$139,818	$4,019	$246,562
Other-than-temporary impairment	(69,694)	(133,998)	(3,866)	(207,558)
Reclassification of retained earnings to other comprehensive income	—	3,836	127	3,963
Net amortization/accretion of discounts and premiums	—	(2,455)	(73)	(2,528)

Amortized cost	33,031	7,201	207	40,439
Unrealized gains (losses), net	43,339	(731)	159	42,767

Fair value as of March 31, 2010:	$76,370	$6,470	$366	$83,206

As of December 31, 2009:
Amount invested, net of principal repayments	$102,725	$139,818	$4,019	$246,562
Other-than-temporary impairment	(69,694)	(132,305)	(3,866)	(205,865)
Reclassification of retained earnings to other comprehensive income	—	3,836	127	3,963
Net amortization/accretion of discounts and premiums	—	(1,402)	(14)	(1,416)

Amortized cost	33,031	9,947	266	43,244
Unrealized gains (losses), net	30,863	(1,472)	51	29,442

Fair value as of December 31, 2009:	$63,894	$8,475	$317	$72,686

Unrealized Losses

As of March 31, 2010 and December 31, 2009, certain of our real estate securities had a fair value below their respective amortized cost. The following table shows the gross unrealized losses and fair value of our real estate securities with unrealized losses, aggregated by type of security and length of time the individual securities have been in continuous unrealized loss positions (amounts in thousands).

	Less Than 12 Months			12 Months or Greater			Total
Type of Security	Number of Holdings	Fair Value	Gross Unrealized Loss	Number of Holdings	Fair Value	Gross Unrealized Loss	Number of Holdings	Fair Value	Gross Unrealized Loss
As of March 31, 2010:
Preferred Equity	1	$2,955	$35	0	$—	$—	1	$2,955	$35
CMBS and CRE-CDOs	0	—	—	4	1,467	2,542	4	1,467	2,542

Total	1	$2,955	$35	4	$1,467	$2,542	5	$4,422	$2,577

As of December 31, 2009:
Preferred Equity	2	$3,493	$131	0	$—	$—	2	$3,493	$131
CMBS and CRE-CDOs	0	—	—	5	1,711	2,676	5	1,711	2,676

Total	2	$3,493	$131	5	$1,711	$2,676	7	$5,204	$2,807

Based upon our intent and ability to hold these real estate securities for a period of time sufficient to allow for a forecasted recovery of fair value, the continued performance of the issuer or the underlying collateral, and our assessment, based on all available information considered, that the underlying cash flows will continue to perform in the future, the gross unrealized loss of approximately $2.6 million is considered to be temporary as of March 31, 2010, and, as a result, no additional impairment losses have been recognized.

Other-than-Temporary Impairment

During the three months ended March 31, 2010, we recorded impairment charges of approximately $1.7 million related to other-than-temporary impairment of our real estate securities. We did not record impairment charges during the same period in 2009. Due to volatility with the credit market and its unpredictable impact for such securities, we determined that we cannot reliably predict the timing and amount of cash flows that we expect to receive related to the majority of our CMBS and CRE-CDO securities. Therefore, we account for such securities under the cost recovery method of accounting. The application of the cost recovery method of accounting requires that we cease to recognize interest income related to these securities until the amortized cost of each respective security is depleted or until we can reliably estimate cash flows, which will result in diminished securities income in the near term. Once the amortized cost of each security is depleted or we can reasonably estimate cash flows, cash payments will be recorded to interest income, which will result in increased securities income in future periods. Under the cost recovery method of accounting, if the fair value of a security falls below the amortized cost of that security and we do not anticipate that the receipt of near term cash flows will sufficiently reduce the security’s amortized cost below its fair value, then we recognize an other-than-temporary impairment in an amount equal to the difference between that security’s fair value and its amortized cost.

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

A credit loss represents the difference between the present value of expected future cash flows and the amortized cost basis of a debt security. As of March 31, 2010, we had recognized approximately $133.9 million in other-than-temporary impairment related to our investments in debt securities. On April 1, 2009, for certain securities, we reclassified approximately $4.0 million in noncredit related other-than-temporary impairment from distributions in excess of earnings to accumulated other comprehensive income (loss). The following table presents a rollforward of the credit loss component of the amortized cost of debt securities for the three months ended March 31, 2010 (amounts in thousands).

	For the Three Months Ended March 31, 2010
	CRE-CDOs	CMBS	Total
Credit loss at beginning of period	$128,469	$3,739	$132,208
Other-than-temporary impairment during period	1,693	—	1,693

Credit loss as of March 31, 2010	$130,162	$3,739	$133,901

Securities Income

The following table describes our income from real estate securities investments for the three months ended March 31, 2010 and 2009 (amounts in thousands).

	Number of Holdings	For the Three Months Ended March 31,		Weighted Average Yield (1)
Security Type		2010	2009
Preferred Equity	24	$1,414	$1,413	5.5%
CRE-CDO (2)	15	21	2,201	2.5%
CMBS (2)	2	—	86	5.0%

Total	41	$1,435	$3,700	3.8%

(1)	Weighted average yield is calculated on an unlevered basis using the amount invested, current interest rates and accretion of premiums and discounts realized upon the initial investment for each security type. For purposes of this table, yields for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of March 31, 2010. We have assumed a yield of zero on our preferred equity securities and CDO investments for which the dividend or interest payments had been indefinitely suspended as of March 31, 2010.

(2)	As discussed, above, we recorded incremental amortization associated with other-than-temporary impairment and our use of the cost recovery method related to our CRE-CDO and CMBS securities of approximately $1.2 million for the three months ended March 31, 2010 as a reduction to interest income. We recorded approximately $611,000 as an increase to interest income as a result of additional accretable yield associated with previously impaired CRE-CDOs for the same period in 2009. Yields presented for our CRE-CDO and CMBS securities do not include consideration of these amortization amounts.

5. DEBT RELATED INVESTMENTS

As of March 31, 2010, we had approximately $154.9 million in debt related investments, including an investment of approximately $17.4 million in an unconsolidated joint venture. The following table describes our debt related investments as of March 31, 2010 and December 31, 2009 (dollar amounts in thousands).

	Number of Investments		Net Investment (1)		Weighted Average Expected Maturity in Years (2)
Investment Type	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Mortgage notes	2	2	$68,653	$68,634	2.5
B-notes (3)	4	4	48,950	51,932	2.7
Mezzanine debt (4)	2	2	19,948	19,946	4.7

Subtotal	8	8	137,551	140,512	3.1
Unconsolidated joint venture (5)	1	1	17,386	17,386	0.1

Total	9	9	$154,937	$157,898	2.8

(1)	Amount presented is net of accumulated accretion, amortization of discounts and premiums and allowances for loss on our debt related investments.
(2)	As of March 31, 2010 and weighted by relative investment amounts.
(3)	Amount includes an allowance for loss on debt related investments of approximately $3.0 million as of March 31, 2010.
(4)	Amount includes an allowance for loss on debt related investments of approximately $17.3 million as of March 31, 2010.
(5)	One of our debt related investments is accounted for as an unconsolidated joint venture using the equity method per guidance established pursuant to ASC Topic 323, Investments: Equity Method and Joint Ventures. We include this equity method investment in our debt related investments operating segment as the terms of our investment are similar to our other debt related investments.

The following table describes our debt related income, including equity in earnings of an unconsolidated joint venture, for the three months ended March 31, 2010 and 2009 (dollar amounts in thousands).

	For the Three Months Ended March 31,		Weighted Average Yield as of March 31, 2010 (1)
Investment Type	2010	2009
Mortgage notes	$1,890	$—	11.0%
B-notes	958	757	6.8%
Mezzanine debt	593	903	5.7%

Subtotal	3,441	1,660	8.4%
Unconsolidated joint venture	545	545	13.0%

Total	$3,986	$2,205	8.9%

(1)	Weighted average yield is calculated on an unlevered basis using the amount invested, current interest rates and accretion of premiums or discounts realized upon the initial investment for each investment type as of March 31, 2010. Yields for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of March 31, 2010 for purposes of this table. We have assumed a yield of zero on debt related investments for which we have recognized a full allowance for loss as of March 31, 2010.

Impairment

During 2006, we acquired a debt related investment secured by an office property located in the San Diego, CA market (“Seville Plaza”). During the three months ended March 31, 2010, we recognized approximately $3.0 million in a provision for loss related to this debt related investment in the accompanying statements of operations. This provision was entirely related to Seville

Plaza and resulted from our assessment that future cash flows from this investment were highly uncertain and that our collateral position had no value. This represents a total provision for the entire carrying amount of this investment as of March 31, 2010. There were no provision losses recognized for our debt related investments during the same period in 2009.

6. DEBT OBLIGATIONS

The following table describes our mortgage notes related to our operating properties in more detail as of March 31, 2010 and December 31, 2009 (dollar amounts in thousands).

	Weighted Average Stated Interest Rate		Outstanding Balance (1)		Gross Investment Amount of Properties Securing Mortgage Notes
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Fixed rate mortgages	6.0%	6.0%	$763,873	$764,967	$1,323,154	$1,322,177
Floating rate mortgages (2)	2.0%	2.0%	62,647	62,647	86,416	86,316

Total/weighted average	5.7%	5.7%	$826,520	$827,614	$1,409,570	$1,408,493

(1)	Amounts presented are net of unamortized discounts to the face value of our outstanding fixed-rate mortgages of $6.0 million and $6.2 million as of March 31, 2010 and December 31, 2009, respectively.
(2)	As of both March 31, 2010 and December 31, 2009, floating-rate mortgage notes were subject to interest rates at spreads of 1.40% to 3.50% over one-month LIBOR.

As of March 31, 2010, 17 mortgage notes were interest only and 21 mortgage notes were fully amortizing with outstanding principal balances of approximately $505.1 million and $321.4 million, respectively. None of our mortgage notes are recourse to us. Six of our mortgage notes with an aggregate outstanding principal balance as of March 31, 2010 of approximately $90.7 million have initial maturities before March 31, 2012. As of March 31, 2010, we were in compliance with all financial covenants.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the next 12 months, we estimate that an additional approximately $2.6 million will be reclassified as an increase to interest expense related to previous hedges of fixed rate debt issuances. The term of these fixed rate debt issuances will mature during 2018 and 2019. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The table below presents a reconciliation of the beginning and ending balances of our accumulated other comprehensive loss related to the effective portion of our cash flow hedges as presented on our balance sheet (amounts in thousands).

Accumulated Other Comprehensive Income
Beginning balance as of December 31, 2009:	$(23,383)
Amortization of interest expense	682
Change in fair value	—
Attribution of OCI to noncontrolling interests	(25)

Ending balance as of March 31, 2010:	$(22,726)

Designated Hedges

As of both March 31, 2010 and December 31, 2009, we had one unsettled outstanding interest rate cap that was designated as a cash flow hedge of interest rate risk with a notional amount of $46.5 million. This hedge will mature in June 2010. The impact of the cap on the financial statements has been immaterial in all respects and as such, is not included in tabular disclosures required by ASC Topic 815.

Undesignated Hedges

Derivatives not designated as hedges are not speculative and are used by us to hedge our exposure to interest rate movements and other identified risks but do not meet the hedge accounting requirements. As of December 31, 2009, we had one outstanding interest rate collar that was not designated as a hedge with a notional amount of $9.7 million. The collar matured during the period and as such, we did not have undesignated hedges as of March 31, 2010.

Effect of Derivative Instruments on the Statement of Operations

The table below presents the effect of our derivative financial instruments on our accompanying statements of operations for the three months ended March 31, 2010 (amounts in thousands).

	For the Three Months Ended March 31,
	2010	2009
Derivatives Designated as Hedging Instruments

Derivative type	Interest rate contracts	Interest rate contracts
Amount of gain or (loss) recognized in OCI (effective portion)	$—	$(1,194)
Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Interest expense	Interest expense
Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)	$(682)	$(315)
Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) on derivatives	Gain (loss) on derivatives
Amount of gain or (loss) recognized in income due to missed forecast (ineffective portion and amount excluded from effectiveness testing)	$—	$(413)

Derivatives Not Designated as Hedging Instruments

Derivative type	Interest rate contracts	Interest rate contracts
Location of gain or (loss) recognized in income	Gain (loss) on derivatives	Gain (loss) on derivatives
Amount of gain (loss) recognized in income	$—	$1,001

Credit Related Contingent Features

As of March 31, 2010, we did not have any derivatives that contained credit related contingent features that could result in a cash outlay due to collateral posting requirements of termination events.

8. THE OPERATING PARTNERSHIP’S PRIVATE PLACEMENTS

Prior to December 31, 2009, our Operating Partnership offered undivided tenancy-in-common interests in real property and beneficial interests in Delaware Statutory Trusts that own real property (hereinafter referred to collectively as “fractional interests”) to accredited investors in private placements. In 2009, our Operating Partnership discontinued the private placements of fractional interests. The proceeds from the sale of these fractional interests are accounted for as financing obligations in the accompanying balance sheets pursuant to ASC Topic 840, Accounting for Leases. Our Operating Partnership has 100% leased the properties sold to investors, and in accordance with ASC Topic 840, rental payments made pursuant to such leases to investors are accounted for generally as interest expense using the interest method, whereby a portion is accounted for as interest expense and a portion is accounted for as an accretion or amortization of the outstanding principal balance of the financing obligations.

For the three months ended March 31, 2010 and 2009, we incurred rent obligations of approximately $1.6 million and $1.5 million, respectively, under our lease agreements with the investors who had participated in our Operating Partnership’s private placements. The various lease agreements in place as of March 31, 2010 contained expiration dates ranging from June 2019 to January 2023.

9. FAIR VALUE DISCLOSURES

The table below presents certain of our significant assets measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy set forth by ASC Topic 820 within which those measurements fall (amounts in thousands).

	Level 1	Level 2	Level 3
As of March 31, 2010:
Assets
Preferred equity	$76,370	$—	$—
CMBS and CRE-CDOs	—	—	6,836

Investment in real estate securities	$76,370	$—	$6,836

As of December 31, 2009:
Assets
Preferred equity	$63,894	$—	$—
CMBS and CRE-CDOs	—	—	8,792

Investment in real estate securities	$63,894	$—	$8,792

The table below presents a reconciliation of the beginning and ending balances of certain of our significant assets having fair value measurements between December 31, 2009 and March 31, 2010 (amounts in thousands).

	Preferred Equity	CMBS and CRE-CDOs
Beginning balance as of December 31, 2009	$63,894	$8,792
Included in net income (loss) (1)	—	(2,805)
Included in other comprehensive income (loss)	12,476	849
Purchases, issuances and settlements	—	—

Total change in fair value	$12,476	$(1,956)
Transfers in and/or out	—	—

Ending balance as of March 31, 2010	$76,370	$6,836

(1)	Amount presented includes an other-than-temporary impairment charge of approximately $1.7 million, amortization due to the cost recovery method of accounting of approximately $1.2 million offset by net amortization of approximately $131,000.

Fair Value Estimates of Investments in Real Estate Securities

Our real estate securities are valued in two categories, comprised of preferred equity securities, and CMBS and CRE-CDOs. Our pricing procedures for each of the two categories are applied to each specific investment within their respective categories.

Preferred Equity Securities — The valuation of our investments in preferred equity securities is determined using exchange-listed prices in an active market. As such, preferred equity securities fall within Level 1 of the fair value hierarchy.

CMBS and CRE-CDOs — We estimate the fair value of our CMBS and CRE-CDO securities using a combination of observable market information and unobservable market assumptions. Observable market information considered in these fair market valuations include benchmark interest rates, interest rate curves, credit market indexes and swap curves. Unobservable market assumptions considered in the determination of the fair market valuations of our CMBS and CRE-CDO investments include market assumptions related to discount rates, default rates, prepayment rates, reviews of trustee or investor reports and nonbinding broker quotes and pricing services in what is currently an inactive secondary market. Additionally, we consider security-specific characteristics in determining the fair values of our CMBS and CRE-CDO investments, which include consideration of credit enhancements, the underlying collateral’s average default rates, the average delinquency rate and loan-to-value and several other characteristics. As a result, both Level 2 and Level 3 inputs are used in arriving at the valuation of our investments in CMBS and CRE-CDOs. We consider the Level 3 inputs considered in determining the fair value of its investments in CMBS and CRE-CDO securities to be significant. As such, all investments in CMBS and CRE-CDO securities fall under the Level 3 category of the fair value hierarchy.

Nonrecurring Fair Value Measurements

During the three months ended March 31, 2010, we recognized provision losses related to one of our debt related investments in the accompanying statements of operations. This provision was entirely related to one mezzanine debt investment and we recorded a complete loss for the debt investment based on our determination that future cash flows from this investment were highly uncertain and that there was no fair value attributable to the debt investment as of March 31, 2010. Our estimate of the fair value of this debt investment was made primarily using a discounted cash flow analysis of the underlying collateral that was comprised of unobservable market assumptions and market data. Such assumptions considered factors such as market leasing rates, prospects for lease renewal, acquisition of new tenants, the incurrence of possible capital expenditures, consideration of the in-place financing structure, comparable sales of similar properties and/or debt investments, transaction costs and the potential for additional financing and/or refinancing. We consider the Level 3 inputs used in determining the fair value of this debt investment to be significant. As such, this investment falls under the Level 3 category of the fair value hierarchy.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

We are required to disclose the fair value of our financial instruments for which it is practical to estimate the value. The fair value of a financial instrument is the amount at which such financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive our estimated fair value using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise and changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In that regard, the fair value estimates may not be substantiated by comparison to independent markets, and in many cases, may not be realized in immediate settlement of the instrument. See Note 9 for further discussion of our determination of fair values in inactive markets and the corresponding application of the fair value hierarchy.

The fair values estimated below are indicative of certain interest rate and other assumptions as of March 31, 2010 and December 31, 2009, and may not take into consideration the effects of subsequent interest rate or other assumption fluctuations, or changes in the values of underlying collateral. The fair values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate their carrying values because of the short-term nature of these instruments. In addition, we determined that the fair value of our other secured borrowings approximate their carrying values as of March 31, 2010 and December 31, 2009.

The carrying amounts and estimated fair values of our other financial instruments as of March 31, 2010 and December 31, 2009 were as follows (amounts in thousands).

	As of March 31, 2010		As of December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Investments in real estate securities	$83,206	$83,206	$72,686	$72,686
Fixed-rate debt related investments, net	103,604	101,842	106,562	103,691
Floating-rate debt related investments, net	33,947	31,408	33,950	30,328
Liabilities:
Fixed-rate mortgage notes	$763,873	$724,974	$764,967	$723,005
Floating-rate mortgage notes	62,647	61,682	62,647	61,202
Derivative liabilities	—	—	28	28

See Note 9 for details regarding methodologies and key assumptions applied to determining the fair value of our investments in real estate securities and derivative liabilities. The methodologies used and key assumptions made to estimate fair values of the other financial instruments described in the above table are as follows:

Debt Related Investments — The fair value of our debt investments as of March 31, 2010 and December 31, 2009, was estimated using a discounted cash flow analysis that utilized estimates of scheduled cash flows and discount rates estimated to approximate those that a willing buyer and seller might use. Our estimate of such discount rates are based on unobservable Level 3 inputs, which we have determined to be our best estimate of current market rates of similar instruments.

Mortgage Notes — The fair value of our fixed-rate mortgage notes as of March 31, 2010 and December 31, 2009, was estimated using a discounted cash flow analysis, based on our estimate of market interest rates. Credit spreads relating to the underlying instruments are based on unobservable Level 3 inputs, which we have determined to be our best estimate of current market spreads of similar instruments.

11. NONCONTROLLING INTERESTS

Our noncontrolling interests consist of three components: (i) joint venture partnership interests held by our partners, (ii) OP Units held by third parties and our Advisor and (iii) Special Units held by the parent of our Advisor. The following table summarizes noncontrolling interest balances as of March 31, 2010 and December 31, 2009 in terms of cumulative contributions, distributions and cumulative allocations of net income (loss) (amounts in thousands).

	As of March 31, 2010	As of December 31, 2009
OP Units:
Contributions	$63,522	$63,527
Distributions	(7,968)	(6,917)
Share of net loss	(8,310)	(8,062)
Share of comprehensive income	3,994	3,481

Subtotal	51,238	52,029
Joint Venture Partner Interests:
Contributions	35,383	35,383
Distributions	(13,832)	(13,328)
Share of net loss	(2,586)	(2,514)

Subtotal	18,965	19,541
Special Units:
Contributions	1	1
Distributions	—	—
Share of net loss	—	—

Subtotal	1	1

Total	$70,204	$71,571

OP Units

As of March 31, 2010 and December 31, 2009, we owned approximately 96.3% of our Operating Partnership, and the remaining interests in our Operating Partnership were owned by third-party investors and our Advisor. After a period of one year from the date of issuance, holders of OP Units may request the Operating Partnership to redeem their OP Units. We have the option of redeeming the OP Units with cash, shares of our common stock, or with a combination of cash and shares of our common stock.

In May 2005, our Operating Partnership issued 20,000 OP Units to our Advisor for gross proceeds of $200,000, which represented less than a 0.1% ownership interest in our Operating Partnership as of March 31, 2010. In addition, as of both March 31, 2010 and December 31, 2009, we had issued approximately 7.0 million OP Units to third-party investors in connection with our Operating Partnership’s private placement offerings, and such units had a maximum approximate redemption value of $70.0 million based on the price of our common stock. During the three months ended March 31, 2010, we did not issue or redeem any OP Units.

12. STOCKHOLDERS’ EQUITY

Common Stock

We have raised equity capital through selling shares of our common stock pursuant to two public offerings and reinvestment of dividends by our stockholders through our distribution reinvestment plan (the “DRIP Plan”). We terminated our primary public offering in 2009. We have and will continue to offer shares of common stock through our DRIP Plan. The following table summarizes shares sold, gross proceeds received and the commissions and fees paid by offering as of March 31, 2010 (amounts in thousands).

	Shares	Gross Proceeds	Commissions and Fees	Net Proceeds
Shares sold in the initial offering	114,742	$1,136,968	$(104,295)	$1,032,673
Shares sold in the follow-on offering	67,140	659,831	(55,329)	604,502
Shares sold pursuant to our distribution reinvestment plan in the initial offering	3,455	32,825	(309)	32,516
Shares sold pursuant to our distribution reinvestment plan in the follow-on offering	10,746	102,092	—	102,092
Shares repurchased pursuant to our share redemption program	(13,148)	(122,747)	—	(122,747)

Total	182,934	$1,808,969	$(159,933)	$1,649,036

For the three months ended March 31, 2010, approximately 1.6 million shares of our common stock were issued in connection with the DRIP Plan for net proceeds of approximately $13.8 million. The net proceeds from the sale of these shares were transferred to our Operating Partnership in exchange for OP Units on a one-for-one basis. During the three months ended March 31, 2010, we redeemed approximately 1.3 million shares of common stock pursuant to our share redemption program for a total repurchase amount of approximately $12.8 million. During the three months ended March 31, 2010 and 2009, we declared distributions to our common stockholders of approximately $27.6 million and $24.4 million, respectively. Of these amounts, for the three months ended March 31, 2010 and 2009, approximately $14.3 million and $11.2 million, respectively, were paid in cash and approximately $13.3 million and $13.2 million, respectively, were reinvested in shares of our common stock pursuant to our DRIP Plan.

13. RELATED PARTY TRANSACTIONS

Our Advisor

Our day-to-day activities are managed by our Advisor, under the terms and conditions of the Advisory Agreement. Our Advisor is considered to be a related party as certain indirect owners and employees of our Advisor serve as our executives. The responsibilities of our Advisor include, among other things, the selection and underwriting of our real property, debt related investments and real estate securities, the negotiations for these investments, the asset management and financing of these investments and the selection of prospective joint venture partners. As of March 31, 2010 and December 31, 2009, we owed approximately $73,000 and $35,000, respectively, to our Advisor and affiliates of our Advisor for such services and reimbursement of certain expenses.

Acquisition Fees

Pursuant to the Advisory Agreement, we pay certain acquisition fees to the Advisor. For each real property acquired in the operating stage, the acquisition fee is an amount equal to 1.0% of our proportional interest in the purchase price of the property. For each real property acquired prior to or during the development or construction stage, the acquisition fee will be an amount not to exceed 4.0% of the total project cost (which will be the amount actually paid or allocated to the purchase, development, construction or improvement of a property exclusive of acquisition fees and acquisition expenses). The Advisor also is entitled to receive an acquisition fee of 1.0% of the principal amount in connection with the origination or acquisition of any type of debt investment including, but not limited to, the origination of mortgage loans, B-notes, mezzanine debt, participating debt (including with equity-like features), non-traded preferred securities, convertible debt, hybrid instruments, equity instruments and other related investments. No acquisition fees were earned by the Advisor during the three months ended March 31, 2010. During the same period in 2009, our Advisor earned approximately $636,000 in acquisition fees.

Asset Management Fees

We also pay our Advisor an asset management fee pursuant to the Advisory Agreement in connection with the asset and portfolio management of real property, debt related investments and real estate securities. The Advisor’s asset management fee is payable as follows:

Prior to the Dividend Coverage Ratio Date (as defined below):

For Direct Real Properties (as defined below), the asset management fee consists of (i) a monthly fee of one-twelfth of 0.50% of the aggregate cost (before noncash reserves and depreciation) of Direct Real Properties and (ii) a monthly fee of 6% of the aggregate monthly net operating income derived from all Direct Real Properties provided; however, that the aggregate monthly fee to be paid to the Advisor pursuant to these subclauses (i) and (ii) in aggregate shall not exceed one-twelfth of 0.75% of the aggregate cost (before noncash reserves and depreciation) of all Direct Real Properties.

For Product Specialist Real Properties (as defined below), the asset management fee consists of (i) a monthly fee of one-twelfth of 0.50% of the aggregate cost (before noncash reserves and depreciation) of Product Specialist Real Properties and (ii) a monthly fee of 6% of the aggregate monthly net operating income derived from all Product Specialist Real Properties.

After the Dividend Coverage Ratio Date (as defined below):

For all real properties, the asset management fee consists of: (i) a monthly fee of one-twelfth of 0.50% of the aggregate cost (before noncash reserves and depreciation) of all real property assets within our portfolio and (ii) a monthly fee of 8.0% of the aggregate monthly net operating income derived from all real property assets within our portfolio.

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

For debt related investments, other than Debt Advisor (defined below) debt related investments, and securities investments, both before and after the Dividend Coverage Ratio Date, the asset management fee consists of a monthly fee equal to one-twelfth of 1.0% of (i) the amount invested in the case of our debt related assets within our portfolio and (ii) the aggregate value, determined at least quarterly, of our real estate-related securities.

We have agreed to pay our Advisor certain acquisition and asset management fees that differ from the fee structure discussed above to facilitate the acquisition and management of certain debt investments that we may acquire pursuant to a product specialist agreement that our Advisor has entered into with the Debt Advisor (defined below). See the section below entitled “The Debt Advisor” for additional details of this agreement and the corresponding fee structure.

For the three months ended March 31, 2010 and 2009, our Advisor earned approximately $3.6 million and $3.0 million in asset management fees, respectively.

Other Expense Reimbursements

We are also obligated, subject to certain limitations, to reimburse our Advisor for certain expenses incurred on our behalf for providing services contemplated in the Advisory Agreement (the Advisor utilizes its employees to provide such services and in certain instances that includes our named executive officers) provided that the Advisor does not receive a specific fee for the activities that generate the expenses to be reimbursed. For the three months ended March 31, 2010 and 2009, we incurred approximately $256,000 and $198,000, respectively, of these expenses, which we reimbursed to the Advisor. We record these reimbursements as general and administrative expenses in our statements of operations.

Product Specialists

In addition to utilizing its own management team, the Advisor has formed strategic alliances with recognized leaders in the real estate and investment management industries. These alliances are intended to allow the Advisor to leverage the organizational infrastructure of experienced real estate developers, operators and investment managers and to potentially give us access to a greater number of real property, debt related and real estate securities investment opportunities. The use of product specialists or other service providers does not eliminate or reduce the Advisor’s fiduciary duty to us. The Advisor retains ultimate responsibility for the performance of all of the matters entrusted to it under the Advisory Agreement.

The Advisor’s product specialists are and will be compensated through a combination of (i) reallowance of acquisition, disposition, asset management and/or other fees paid by us to the Advisor and (ii) potential profit participation in connection with specific portfolio asset(s) identified by them and invested in by us. We may enter into joint ventures or other arrangements with affiliates of the Advisor to acquire, develop and/or manage real properties. As of March 31, 2010, our Advisor had entered into joint venture and/or product specialist arrangements with two current affiliates (Dividend Capital Investments LLC and FundCore LLC) and one former affiliate (DCT Industrial Trust Inc.), as discussed below in more detail.

Dividend Capital Investments LLC

On June 12, 2006, our Advisor entered into a product specialist agreement with Dividend Capital Investments LLC (“DCI”), in connection with investment management services related to our investments in real estate securities assets. Pursuant to this agreement, a portion of the asset management fee that our Advisor receives from us related to real estate securities investments is reallowed to DCI in exchange for services provided.

The Debt Advisor

In August 2009, the Advisor entered into a product specialist agreement (the “Debt Advisor PSA”) with FundCore Finance Group LLC (the “Debt Advisor”), an entity formed by affiliates of Hudson River Partners Real Estate Investment Management L.P. (“HRP”) and certain affiliates of the Advisor. Pursuant to the Debt Advisor PSA, the Debt Advisor has the right to perform acquisition and asset management services with respect to up to $130 million (plus any available leverage) of certain debt investments to be made by us. On August 5, 2009, the Advisor also entered into another product specialist agreement (the “HRP PSA”) with HRP. Pursuant to the HRP PSA, HRP has the right to perform the acquisition and asset management services with respect to up to $20 million (plus any available leverage) of certain debt investments to be made by us.

We amended our advisory agreement with respect to the timing and amount of certain fees paid for acquisition and asset management services related to certain debt investments that will be provided by the Debt Advisor. The following is a summary of fees that will be paid to our Advisor related to the acquisition and management of such debt investments.

Debt Investment Acquisition Fees

For debt investments acquired pursuant to the Debt Advisor PSA discussed above, the Advisor will receive an acquisition fee equal to the sum of:

(i)	1.0% of the relevant debt investment amount,

(ii)	any origination or similar fees paid by the applicable borrower at the time the debt investment is made (not to exceed 1.50% of the net debt investment amount), and

(iii)	an amount equal to the discounted present value (using a discount rate of 15%) of 1.0% per annum of the net debt investment amount (taking into account any anticipated principal amortization) for a period of time equal to the lesser of the term of the debt investment (excluding extension option years) or four years (collectively referred to as the “Initial Term”). This fee is reduced by the amount payable by borrowers pursuant to clause (ii) above.

The total acquisition fee and acquisition expenses shall not exceed 6.0% of the net debt investment amount. The acquisition fee shall be payable on the closing date of the relevant debt investment and will be reallowed in full by our Advisor to the Debt Advisor pursuant to the Debt Advisor PSA.

Debt Investment Asset Management Fees

For debt investments acquired pursuant to the Debt Advisor PSA discussed above, the Advisor will receive asset management fees reallowed pursuant to the following:

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

As of March 31, 2010, we had acquired one debt related investment pursuant to our arrangement with the Debt Advisor with a carrying amount of approximately $3.8 million and paid an acquisition fee of approximately $152,000 to our Advisor, which was reallowed to FundCore LLC.

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

In June 2007, DCT Joint Venture I LLC issued a secured $16.0 million 6.0% interest note, maturing with one balloon payment in July 2014 to DCT. Interest is due monthly on the unpaid balance. For each of the three months ended March 31, 2010 and 2009, we recognized interest expense from this mortgage note of approximately $241,000.

14. NET INCOME (LOSS) PER COMMON SHARE

Reconciliations of the numerator and denominator used to calculate basic net income (loss) per common share to the numerator and denominator used to calculate diluted net income (loss) per common share for the three months ended March 31, 2010 and 2009, are described in the following table (amounts in thousands, except per share information).

	For the Three Months Ended March 31,
	2010	2009
Numerator
Net loss for basic earnings per share attributable to common stockholders	$(6,515)	$(327)
Dilutive noncontrolling interests share in net loss	(248)	(14)

Numerator for diluted earnings per share – adjusted loss	$(6,763)	$(341)

Denominator
Weighted average shares outstanding - basic	184,061	162,936
Incremental weighted average shares effect of conversion of OP units	7,003	7,216

Weighted average shares outstanding - diluted	191,064	170,152

NET LOSS PER BASIC AND DILUTED COMMON SHARE	$(0.04)	$(0.00)

15. SEGMENT INFORMATION

We have three business segments, which are real property, debt related investments and real estate securities. We organize and analyze the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, investment strategies and objectives and distinct management of each segment. The following table sets forth components of net operating income (“NOI”) of our segments for the three months ended March 31, 2010 and 2009 (amounts in thousands).

	For the Three Months Ended March 31,
	Revenues		NOI
	2010	2009	2010	2009
Real property	$38,891	$33,641	$27,860	$24,603
Real estate securities	1,435	3,700	1,435	3,700
Debt related investments (1)	3,986	2,205	3,986	2,205

Total	$44,312	$39,546	$33,281	$30,508

(1)	Includes operating results from our investment in an unconsolidated joint venture.

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

The following table is a reconciliation of our NOI to our reported net income (loss) from continuing operations for the three months ended March 31, 2010 and 2009 (amounts in thousands).

	For the Three Months Ended March 31,
	2010	2009
Net operating income	$33,281	$30,508
Interest and other income	205	1,265
Depreciation and amortization expense	(15,798)	(14,183)
General and administrative expenses	(1,370)	(1,087)
Asset management fees, related party	(3,619)	(2,954)
Interest expense	(14,852)	(12,631)
Acquisition-related expenses	(5)	(2,037)
Gain on derivatives	—	589
Net other-than-temporary impairment on securities	(1,693)	—
Provision for loss on debt related investments	(2,984)	—
Net loss attributable to noncontrolling interests	320	203

Net loss attributable to common stockholders	$(6,515)	$(327)

The following table reflects our total assets by business segment as of March 31, 2010 and December 31, 2009 (amounts in thousands).

	As of March 31, 2010	As of December 31, 2009
Segment assets:
Net investments in real property	$1,524,121	$1,539,408
Investments in real estate securities	83,206	72,686
Debt related investments, net (1)	154,937	157,898

Total segment assets, net	1,762,264	1,769,992
Non-segment assets:
Cash and cash equivalents	488,928	514,786
Other non-segment assets (2)	67,422	78,213

Total assets	$2,318,614	$2,362,991

(1)	Includes our investment in an unconsolidated joint venture. See Note 5.
(2)	Other nonsegment assets primarily consist of corporate assets including restricted cash and certain loan costs, including loan costs associated with our financing obligations.

16. SUBSEQUENT EVENTS

We have evaluated subsequent events for the period from March 31, 2010, the date of these financial statements, through the date these financial statements are issued.

Pending Acquisition of the National Office and Industrial Portfolio from iStar Financial Inc.

On May 3, 2010, a wholly-owned subsidiary of ours entered into two Purchase and Sale Agreements (the “Purchase Agreements”) with several subsidiaries of iStar Financial Inc. (the “Sellers”), under which the Sellers have agreed to sell, and we have agreed to purchase the National Office and Industrial Portfolio, herein referred to as the “NOIP Portfolio”, a portfolio of 33 office and industrial properties, or interests therein, on the terms and subject to the conditions set forth in the Purchase Agreements. The properties being sold are leased to third party corporate tenants, primarily on a triple net lease basis. The aggregate purchase price of the properties is approximately $1.4 billion, adjusted for closing costs and customary prorations of taxes, operating expenses, leasing costs and other items. The Purchase Agreements contain terms, conditions, covenants, representations and warranties that are customary and typical for a transaction of this nature.

We have made an initial earnest money deposit of $25.0 million in respect of the transactions, but our obligation to complete the transactions remains subject to completion of due diligence and obtaining sufficient financing. The parties’ obligations to complete the transactions also remain subject to customary closing conditions. Under the Purchase Agreements, if we request, iStar Financial Inc. will provide us with up to $125 million in mezzanine financing after we have obtained a commitment for certain senior financing.

We currently expect that the closing of the transactions will occur in the second quarter of 2010; however, there can be no assurance that the transactions will be consummated on the terms described above or at all. We expect to use cash on hand and borrowings to pay for this acquisition. The terms and conditions of any borrowings that we may use to acquire the NOIP Portfolio have not been determined. There are no material relationships between us and iStar Financial Inc. but we currently hold an insignificant percentage of iStar Financial Inc.’s outstanding preferred equity securities that we bought in the market and that constituted less than 0.1% of our total assets as of March 31, 2010 and December 31, 2009.

The NOIP Portfolio is a diversified portfolio of 33 office and industrial properties located in 18 distinct geographic markets within the United States aggregating approximately 11.8 million net rentable square feet. Included in this portfolio are 22 office properties located in 12 distinct geographic markets aggregating approximately 5.1 million net rentable square feet and 11 industrial properties located in ten distinct geographic markets aggregating 6.7 million net rentable square feet. The properties included in the NOIP Portfolio are primarily leased to large corporate tenants subject to triple net leases.

Subsequent Disposition of Preferred Equity Securities

Subsequent to March 31, 2010, we disposed of certain of our preferred equity securities selling approximately 1.7 million shares for proceeds of approximately $27.6 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of our Quarterly Report on Form 10-Q provides an overview of what management believes to be the key elements for understanding (i) our company and how we manage our business, (ii) how we measure our performance and our operating results, (iii) our liquidity and capital resources, and (iv) the financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Overview

Dividend Capital Total Realty Trust Inc. is a Maryland corporation formed on April 11, 2005 to invest in a diverse portfolio of real property and real estate-related investments. As used herein, “the Company,” “we,” “our” and “us” refer to Dividend Capital Total Realty Trust Inc. and its consolidated subsidiaries and partnerships, except where the context otherwise requires.

We operate in a manner intended to qualify as a real estate investment trust (“REIT”) for federal income tax purposes, commencing with the taxable year ended December 31, 2006, when we first elected REIT status. We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through our operating partnership, Dividend Capital Total Realty Operating Partnership, L.P. (our “Operating Partnership”). Furthermore, our Operating Partnership wholly owns a taxable REIT subsidiary, DCTRT Leasing Corp. (our “TRS”), through which we execute certain business transactions that might otherwise have an adverse impact on our status as a REIT if such business transactions were to occur directly or indirectly through our Operating Partnership.

The primary source of our revenue and earnings is comprised of rent received from customers under long-term (generally three to ten years) operating leases of our properties, including reimbursements from tenants for certain operating costs, interest payments from our debt related investments and interest and dividend payments from our investments in real estate securities. Our primary expenses include rental expenses, depreciation and amortization expenses, general and administrative expenses, asset management fees and interest expense.

We are an externally managed REIT and have no employees. Our day-to-day activities are managed by Dividend Capital Total Advisors LLC (our “Advisor”), an affiliate, under the terms and conditions of an advisory agreement (the “Advisory Agreement”). Our Advisor and its affiliates receive or have received various forms of compensation, reimbursements and fees for services relating to our public and private offerings and for the investment and management of our real estate assets.

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

3.	Investments in real estate securities, including securities issued by other real estate companies, commercial mortgage-backed securities (“CMBS”) and commercial real estate collateralized debt obligations (“CRE-CDOs”) and similar investments.

As of March 31, 2010, we had total gross investments of approximately $1.9 billion (before accumulated depreciation of approximately $162.4 million), comprised of:

(1)	79 operating properties located in 27 geographic markets in the United States, aggregating approximately 13.0 million net rentable square feet. Our operating real property portfolio includes an aggregate gross investment amount of approximately $1.7 billion and consists of:

•	18 office properties located in 11 geographic markets, aggregating approximately 2.9 million net rentable square feet, with an aggregate gross investment amount of approximately $598.6 million;

•

26 industrial properties located in 13 geographic markets, aggregating approximately 7.0 million net rentable square feet, with an aggregate gross investment amount of approximately $372.2 million; and

•	35 retail properties located in 11 geographic markets, aggregating approximately 3.0 million net rentable square feet, with an aggregate gross investment amount of approximately $715.8 million.

(2)	Approximately $154.9 million in net debt related investments, including (a) investments in B-notes of approximately $49.0 million, (b) investments in mezzanine debt of approximately $19.9 million, (c) investments in mortgage notes of approximately $68.7 million and (d) an investment in an unconsolidated joint venture of approximately $17.4 million.

(3)	Approximately $83.2 million in real estate securities, including (a) preferred equity securities of various real estate operating companies and REITs with an aggregate fair value of approximately $76.4 million and (b) CMBS and CRE-CDOs with an aggregate fair value of approximately $6.8 million.

Consistent with our investment strategy, we have three business segments: (i) real property, (ii) debt related investments and (iii) real estate securities. For a discussion of our business segments and the associated revenue and net operating income by segment, see Note 15 to our condensed consolidated financial statements (herein referred to as “financial statements”) included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

On May 3, 2010, a wholly-owned subsidiary of ours entered into two Purchase and Sale Agreements (the “Purchase Agreements”) with several subsidiaries of iStar Financial Inc. (the “Sellers”), under which the Sellers have agreed to sell, and we have agreed to purchase the National Office and Industrial Portfolio, herein referred to as the “NOIP Portfolio,” a portfolio of 33 office and industrial properties on the terms and subject to the conditions set forth in the Purchase Agreements. The properties being sold are leased to third party corporate tenants, primarily on a triple net lease basis. The aggregate purchase price of the properties is approximately $1.4 billion, adjusted for closing costs and customary prorations of taxes, operating expenses, leasing costs and other items. The Purchase Agreements contain terms, conditions, covenants, representations and warranties that are customary and typical for a transaction of this nature. We currently expect to complete the acquisition of the NOIP Portfolio in the second quarter of 2010.

We believe that the NOIP Portfolio offers us an opportunity to deploy equity capital to acquire high-quality, real properties leased to creditworthy tenants in premier locations throughout the United States. The NOIP Portfolio is a diversified portfolio of 33 office and industrial properties, or interests therein, located in 18 distinct geographic markets within the United States, aggregating approximately 11.8 million net rentable square feet. Included in this portfolio are 22 office properties located in 12 distinct geographic markets aggregating approximately 5.1 million net rentable square feet and 11 industrial properties located in ten distinct geographic markets aggregating 6.7 million net rentable square feet.

The NOIP Portfolio is substantially larger than any of our previous acquisitions and, if completed, will nearly double the value and size of our investments in real property. As such, this acquisition would significantly impact our results of operations and the composition and profile of our existing investments by significantly increasing the percentage of our investments in real properties compared to our debt related investments and our investments in real estate securities and the composition of the sectors of which our real property portfolio currently consists. While we currently hold investments in the majority of the geographic markets and regions in which the real properties included in the NOIP Portfolio are located, this acquisition would cause us to enter eight new distinct geographic markets. The potential acquisition of the NOIP Portfolio would also significantly impact our tenant and industry concentrations. Additionally, the existing lease terms included in the NOIP Portfolio may also significantly change the composition of our lease expiration and future minimum rent schedules.

We anticipate that we will use the majority of our cash on hand and incur significant indebtedness to acquire the NOIP Portfolio. The use of the majority of our cash on hand to acquire the NOIP Portfolio would significantly reduce our current liquidity and therefore cause us to rely more heavily on other sources of liquidity such as cash flows from operations, potential asset dispositions and prospective financings to fund our near and longer term obligations. In addition, the amount of indebtedness that we anticipate we will obtain to purchase the NOIP Portfolio will significantly increase our current overall borrowings and therefore our leverage ratio will be increased significantly compared to our historic levels. Although our leverage ratio is expected to increase, we anticipate that such ratio will still be well within the limitation of our charter and within the targeted range we previously specified. We also anticipate that our interest expense will significantly increase as a result of the additional borrowings.

We have made an initial earnest money deposit of $25.0 million related to the acquisition of the NOIP Portfolio, but our obligation to complete the transactions remains subject to completion of due diligence and obtaining sufficient financing. Under the Purchase Agreements, if we request, iStar Financial Inc. will provide us with up to $125 million in mezzanine financing after we have obtained a commitment for certain senior financing. At this time, there can be no assurance that we will consummate the acquisition of the NOIP Portfolio on the terms described above or at all.

We expect to fund our future and near-term investment activity, including the NOIP Portfolio, primarily through the use of cash on hand and the issuance and assumption of debt obligations.

•

Cash on hand — As of March 31, 2010, we had approximately $488.9 million of cash and cash equivalents. As of March 31, 2010, the majority of our cash was invested in various AAA-rated money market funds, which were earning interest at a weighted average yield of approximately 0.12%.

•

The issuance and assumption of debt obligations — As of March 31, 2010, we had total debt obligations of approximately $831.9 million comprised of approximately $826.5 million of mortgage notes and $5.4 million of other secured borrowings outstanding.

To close the acquisition of the NOIP Portfolio, we anticipate that we will use substantially all of our cash on hand and incur significant borrowings. Our cash balance has been critical in the current market and has positioned us well to take advantage of investment opportunities, including our potential acquisition of the NOIP Portfolio. We have been prudent in the deployment of our capital, which also has historically resulted in a slower pace of investments. Moreover, this has resulted in us carrying high cash balances over the past couple of years, which has had a significant dilutive effect on our goal of funding the payment of quarterly distributions to our stockholders entirely from our operations over time.

Principal Business Risks

In our view, there are several principal near-term business risks we face in achieving our business objectives.

•

The magnitude of the NOIP Portfolio acquisition comes with significant risks that include, but are not limited to, our ability to receive financing for and close the acquisition and successfully integrate the operations of the NOIP Portfolio, significantly decreased levels of liquidity and the risk that we may lose our earnest money deposits associated with the acquisition of the NOIP Portfolio. See “Risk Factors” under Item 1A of this Quarterly Report on Form 10-Q for a more detailed discussion of the risks associated with this potential acquisition.

•

The risk that the current prolonged economic slowdown and the recent recession could have a negative impact on our operations. A negative impact on our real property investments may continue to occur as a result of increased tenant bankruptcies and tenant defaults, generally lower demand for rentable space, as well as a potential oversupply of rentable space, which could lead to little or no demand for rentable space or increased concessions, tenant improvement expenditures, or reduced rental rates to maintain occupancies.

In addition, the current economic environment and credit market conditions have impacted the performance and value of our debt related investments. We have recognized provision for loan losses on two of our debt related investments due to our determination that the collectability of future cash flows from those debt related investments was highly uncertain and that our collateral position had no value. If the current economic environment were to persist or worsen in the markets where the properties securing our debt related investments are located, we may see additional impairment of debt related investments as a result.

Moreover, the possible continued impact that ongoing or intensified uncertainty and disruptions in the capital markets poses a risk to the value of our real estate securities investments. To date, we have recorded significant other-than-temporary impairment charges related to our investment in real estate securities due to the disruptions and uncertainties in the capital markets, deterioration in credit and liquidity of issuers, and a variety of other factors, and if such conditions persist or worsen, we may be required to record additional other-than-temporary impairment charges in the future and/or potentially suffer further unrealized or realized losses with respect to these investments. In addition, the amount and timing of our cash flows from our real estate securities investments and our ability to sell such investments have been and may be further impacted by the uncertainty and disruptions in the capital markets.

•

A further principal business risk is our ability to access additional debt financing on reasonable terms, including financing for the NOIP Portfolio acquisition. Over the past 18 to 24 months, the U.S. credit markets have experienced severe dislocations and liquidity disruptions, which have caused significant volatility in credit spreads on prospective debt financings and created uncertainties with respect to the valuation of assets. Continued volatility and uncertainty in the credit markets could negatively impact our ability to access additional debt financing at reasonable terms or at all, which may negatively affect investment returns on future acquisitions or our ability to make additional acquisitions consistent with our overall investment objectives.

Significant Transactions During the Three Months Ended March 31, 2010

Investment Activity

Impairment

During the three months ended March 31, 2010, we recognized approximately $3.0 million in a provision for loan loss related to our debt related investments in the accompanying statements of operations. This provision relates to one B-note debt investment and resulted from our assessment that future cash flows from this investment were highly uncertain and that our collateral position has no value. We have taken a provision loan loss for the entire carrying amount of this investment as of March 31, 2010.

Financing Activity

Mortgage Debt Financing

During the three months ended March 31, 2010, we extended approximately $46.5 million in mortgage debt financing on an office property located in the Silicon Valley, CA market. The financing has been extended until January of 2011.

Equity Capital Raise from Public Offerings

We terminated our primary public offering in 2009. We have and will continue to offer shares of common stock through our distribution reinvestment plan (the “DRIP Plan”). Proceeds from our DRIP Plan were approximately $13.8 million for the three months ended March 31, 2010.

How We Measure Our Performance

FFO Definition (“FFO”)

We believe that FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), is a meaningful supplemental measure of our operating performance because historical cost accounting for real estate assets in accordance with Generally Accepted Accounting Principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expense. However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that consists of net income (loss), calculated in accordance with GAAP, plus real estate-related depreciation and amortization, less gains (or losses) from dispositions of real estate held for investment purposes.

Company-Defined FFO

As part of its guidance concerning FFO, NAREIT has stated that the “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” As a result, modifications to FFO are common among REITs as companies seek to provide financial measures that meaningfully reflect the specific characteristics of their businesses. We believe that potential investors and stockholders who review our operating results are best served by providing them with the same performance metrics used by management to gauge operating performance. Therefore, we are providing users with a Company-Defined FFO measure in addition to the NAREIT definition of FFO and other GAAP measures. However, no single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity and results of operations.

Certain GAAP measures, as well as FFO, include items that may affect comparability from period to period. Our primary objective for Company-Defined FFO is to provide investors with a supplemental earnings metric that indicates the performance of our operations before certain non-cash charges, non-operating or other items that management believes affects the comparability of our operating results from period to period. Our Company-Defined FFO is derived by adjusting FFO for the following items: net other-than-temporary impairment on securities, provision for loss on debt related investments, acquisition-related expenses, gains and losses from derivatives and gains and losses from extinguishment of debt.

Gains and losses on real estate securities - Currently, our investment strategy does not include purchasing and selling real estate securities for the purpose of generating short-term gains. Rather, we are focused on longer term investments for the purposes of realizing current income from such investments. As such, any gains or losses generated from the sale or impairment of our investments in real estate securities are non-routine and intermittent and may result in a significant impact to our earnings in the period in which such gains or losses are recorded compared to prior or future periods. Period to period fluctuations in gains and losses on real estate securities, including other-than-temporary impairments, can be caused by the accounting treatment for factors affecting our investments in real estate securities that may not translate into our longer term investment strategy and therefore may not be indicative of the long-term performance of such investments. Such gains and losses, including other-than-temporary impairments, have a disproportionate impact to our earnings in the period when such gains and losses are realized through our earnings, affecting comparability from period to period.

Provision for loss on debt related investments - Currently, our investment strategy does not include purchasing and selling investments for the purpose of generating short-term gains. Rather our investment strategy is to hold our investments for the long-term for the purpose of earning current income. As a result, management believes that any gains or losses generated from the sale or impairment of such investments are non-routine and intermittent and result in a disproportionate impact to our earnings in the period in which such gains or losses are recorded compared to prior or future periods.

Acquisition-related expenses - For GAAP purposes, expenses associated with the acquisition of real property, including acquisition fees paid to our Advisor and gains or losses related to the change in fair value of contingent consideration related to the acquisition of real property, are recorded to earnings. As we have previously disclosed, these types of expenditures are to be funded from our net proceeds received from the sale of our common stock and not from our operations.

(Gains) losses on derivatives - Gains and losses on derivatives represent the gains or losses on the fair value of derivative instruments that did not successfully hedge underlying financing transactions. Such gains and losses may be due to the nonoccurrence of forecasted financings or ineffectiveness due to changes in the expected terms financing transactions. These types of charges are not unusual or infrequent but management believes that any gains or losses on derivatives are not reflective of our operating performance and can have an inconsistent impact to our operating results derived from our core business operations.

Limitations of FFO and Company-Defined FFO

FFO (both NAREIT-defined and Company-Defined) is presented herein as a supplemental financial measure and has inherent limitations. We do not use FFO or Company-Defined FFO as, nor should they be considered to be, an alternative to net income (loss) computed under GAAP as an indicator of our operating performance, or as an alternative to cash from operating activities computed under GAAP, or as an indicator of our ability to fund our short or long-term cash requirements. Management uses FFO as an indication of our operating performance and as a guide to making decisions about future investments. Our FFO and Company-Defined FFO calculation does not present, nor do we intend them to present, a complete picture of our financial condition and operating performance. In addition, other REITs may define FFO and Company-Defined FFO differently and choose to treat impairment charges, acquisition-related expenses and potentially other accounting line items in a manner different from us due to specific differences in investment strategy or for other reasons. Our Company-Defined FFO calculation is limited by its exclusion of certain items previously discussed, but we continuously evaluate our investment portfolio and the usefulness of our Company-Defined FFO measure in relation thereto. We believe that net income (loss) computed under GAAP remains the primary measure of performance and that FFO or Company-Defined FFO are only meaningful when they are used in conjunction with net income (loss) computed under GAAP. Further, we believe that our consolidated financial statements, prepared in accordance with GAAP, provide the most meaningful picture of our financial condition and operating performance.

The following table presents a reconciliation of FFO and Company-Defined FFO to net loss for the three months ended March 31, 2010 and 2009 (amount in thousands, except per share information).

	For the Three Months Ended, March 31,
	2010	2009
Reconciliation of net earnings to FFO:
Net loss	$(6,835)	$(530)
Add (deduct) NAREIT-defined adjustments:
Depreciation and amortization	15,798	14,183
Noncontrolling interests’ share of FFO	(902)	(1,212)

FFO attributable to common shares-basic	8,061	12,441
FFO attributable to dilutive OP units	307	542

FFO attributable to common shares-diluted	$8,368	$12,983

FFO per share-basic and diluted	$0.04	$0.08

Reconciliation of FFO to Company-Defined FFO:
FFO attributable to common shares-basic	8,061	12,441
Add (deduct) our adjustments:
Net other-than-temporary impairment on securities	2,936	(611)
Provision for loss on debt investments	2,984	—
Acquisition-related expenses	5	2,037
Gain on derivatives	—	(589)
Noncontrolling interest share of our adjustments	(217)	(8)

Company-Defined FFO attributable to common shares-basic	13,769	13,270
Company-Defined FFO attributable to dilutive OP units	524	578

Company-Defined FFO attributable to common shares-diluted	$14,293	$13,848

Company-Defined FFO per share-basic and diluted	$0.07	$0.08

Weighted Average Number of Shares Outstanding
Basic	184,061	162,936

Diluted	191,064	170,152

We will be hosting a public conference call on Wednesday, May 19, 2010 to review our quarterly financial and operating results for the three months ended March 31, 2010. John Blumberg, our Chairman, Guy Arnold, our President and Kirk Scott, our Chief Financial Officer, will present performance data and provide management commentary. The conference call will take place at 12:00 p.m. EDT and can be accessed by dialing 888.278.5636 and referencing “Dividend Capital Passcode 50147004.”

Net Operating Income (“NOI”)

We also use NOI as a supplemental financial performance measure because NOI reflects the specific operating performance of our real properties, debt related investments and real estate securities and excludes certain items that are not considered to be controllable in connection with the management of each property, such as interest income, depreciation and amortization, general and administrative expenses, asset management fees, interest expense and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance as a whole, since it does exclude such items that could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

Our Operating Results

For the three months ended March 31, 2010 and 2009, we had a net loss attributable to common stockholders of $6.5 million and $327,000, respectively. Our results of operations for the three months ended March 31, 2010 was substantially different than our results for the same period in 2009, primarily as a result of a provision for loss on a debt related investment and other-than-temporary impairment charges related to our investments in real estate securities.

The following table and discussions describe in detail our results of operations, including those items specifically mentioned above, for the three months ended March 31, 2010 and 2009.

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

The following table illustrates the changes in rental revenues, rental expenses, net operating income, other income and other expenses for the three months ended March 31, 2010 compared to the same period in 2009. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. The same store portfolio includes 74 properties acquired prior to January 1, 2009, comprising approximately 12.1 million square feet. A discussion of these changes follows the table (in thousands).

	For the Three Months Ended March 31,
	2010	2009	$ Change
Revenues
Base rental revenue-same store (1)	$24,151	$24,565	$(414)
Other rental revenue-same store	7,298	8,626	(1,328)

Total rental revenue-same store	31,449	33,191	(1,742)
Rental revenue-2009 acquisitions	7,442	450	6,992

Total rental revenue	38,891	33,641	5,250
Securities income	1,435	3,700	(2,265)
Debt related income (2)	3,986	2,205	1,781

Total revenues	44,312	39,546	4,766
Rental Expenses
Same store	8,580	8,882	(302)
2009 acquisitions	2,451	156	2,295

Total rental expenses	11,031	9,038	1,993
Net Operating Income (3)
Real property - same store	22,869	24,309	(1,440)
Real property - 2009 acquisitions	4,991	294	4,697
Securities income	1,435	3,700	(2,265)
Debt related income	3,986	2,205	1,781

Total net operating income	33,281	30,508	2,773
Other Operating Expenses
Depreciation and amortization expense	15,798	14,183	1,615
General and administrative expenses	1,370	1,087	283
Asset management fees, related party	3,619	2,954	665
Acquisition-related expenses	5	2,037	(2,032)

Total other operating expenses	20,792	20,261	531
Other Income (Expenses)
Interest and other income	205	1,265	(1,060)
Interest expense	(14,852)	(12,631)	(2,221)
Gain on derivatives	—	589	(589)
Provision for loss on debt related investments	(2,984)	—	(2,984)
Other-than-temporary impairment on securities	(1,693)	—	(1,693)

Total other income (expenses)	(19,324)	(10,777)	(8,547)
Net Loss	$(6,835)	$(530)	$(6,305)

(1)	Base rental revenue represents contractual base rental revenue earned by us from our tenants and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above-market intangible lease assets or the amortization of below-market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as expense recovery revenue are included in the line item, referred to as “other rental revenue.”
(2)	Includes equity-in-earnings from an unconsolidated joint venture of approximately $545,000 for both of the three months ended March 31, 2010 and 2009, respectively.
(3)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “Net Operating Income” discussed above.

Rental Revenue

Rental revenue for the three months ended March 31, 2010 increased compared to the same period in 2009. This increase is primarily attributable to our acquisition of five operating real properties subsequent to December 31, 2008. As of March 31, 2010, occupancy of our real property portfolio was approximately 93.3%. This compares to occupancy as of December 31, 2009 and March 31, 2009 of approximately 93.1% and 94.9%, respectively.

Same store base rental revenue decreased for the three months ended March 31, 2010 compared to the same period in 2009. This decrease was primarily due to a decline in the occupancy of our same store portfolio of assets. As of March 31, 2010 and 2009, occupancy of our same store portfolio was approximately 93.4% and 94.9%, respectively.

Same store other rental revenue decreased for the three months ended March 31, 2010 compared to the same period in 2009. This decrease was primarily attributable to the reconciliation of operating expenses reimbursable from our tenants during the three months ended March 31, 2009, which resulted in an increase in other rental revenues due to higher-than-expected operating expenses in 2008. Similar reconciliations did not result in a comparable increase to other rental revenue for the three months ended March 31, 2010.

Securities Income

Income from our CMBS and CRE-CDO securities for the three months ended March 31, 2010 decreased compared to the same period in 2009 due to three factors, the decline in LIBOR rates, suspended interest payments and a change in accounting methodology. As of March 31, 2010 and 2009, the one-month LIBOR rate was approximately 0.25% and 0.50%, respectively. For both March 31, 2010 and 2009, approximately 44% of our real estate securities, based on notional amounts, were floating rate securities. Additionally, the change to the cost recovery method of accounting for certain of our CMBS and CRE-CDO securities due to the uncertainty of cash flows through the quarter resulted in a decrease of interest income of approximately $1.2 million. We recorded approximately $611,000 as an increase to interest income as a result of additional accretable yield associated with previously impaired CRE-CDOs for the same period in 2009.

During the three months ended March 31, 2010, two of our CRE-CDO securities suspended their interest payments resulting in a decrease in annualized payments of approximately $684,000 based on the LIBOR rate as of March 31, 2010.

Debt Related Income

Debt related income for the three months ended March 31, 2010 increased compared to the same period in 2009. The increase is primarily attributable to our investment of $68.7 million in debt related investments subsequent to December 31, 2008. The increase in debt related income due to investments was partially offset by a general decline in the one-month LIBOR rate, which impacts interest income on floating-rate debt related investments. Approximately 19.4% and 34.2% of our debt related investments earned interest based on a floating-rate as of March 31, 2010 and 2009, respectively.

Rental Expenses

Rental expenses for the three months ended March 31, 2010 increased compared to the same period in 2009. This increase is primarily attributable to our acquisition of five operating real properties subsequent to December 31, 2008.

Same store rental expenses decreased for the three months ended March 31, 2010 as compared to the same period in 2009, due primarily to decreases in repair and maintenance expense and real estate tax expense.

Other Operating Expenses

•

Depreciation and Amortization Expense: Depreciation and amortization expense for the three months ended March 31, 2010 increased compared to the same period in 2009, primarily due to our acquisition of five operating real properties subsequent to December 31, 2008.

•

General and Administrative Expenses: General and administrative expenses for the three months ended March 31, 2010 increased compared to the same period in 2009. This increase is primarily attributable to accounting and legal fees and other general overhead expenses attributable to our overall growth in assets and shareholders.

•

Asset Management Fees, Related Party: Asset management fees paid to our Advisor for the three months ended March 31, 2010 increased compared to the same period in 2009. This increase resulted from additional investments held during the three months ended March 31, 2010 compared to the same period in 2009. This increase was primarily attributable to our acquisition of five additional operating real properties and two debt investments subsequent to December 31, 2008.

•

Acquisition-Related Expenses: Acquisition-related expenses for the three months ended March 31, 2010 decreased compared to the same period in 2009 as there were no real property acquisitions during the three months ended March 31, 2010.

Other Income (Expenses)

•

Interest and Other Income: Interest and other income for the three months ended March 31, 2010 decreased compared to the same period in 2009. This decrease is attributable to lower average yields on our floating-rate, interest-bearing bank accounts and money market mutual fund investments. The weighted average interest rate for which our cash balances earned interest income was 0.12% and 0.69% as of March 31, 2010 and 2009, respectively.

•

Interest Expense: Interest expense for the three months ended March 31, 2010 increased compared to the same period in 2009. This increase resulted primarily from additional mortgage note financing we assumed or incurred subsequent to December 31, 2008, partially offset by a general decline in the one-month LIBOR rate, which impacts interest expense on floating-rate debt obligations, and the partial repayment of our other secured borrowings. The following table further describes our interest expense by debt obligation, including amortization of loan cost, amortization of other comprehensive income related to our hedging activity and related discounts and premiums, for the three months ended March 31, 2010 and 2009 (amounts in thousands).

	For the Three Months Ended March 31,
	2010	2009
Debt obligation
Mortgage notes	$13,038	$10,848
Financing obligations	1,781	1,709
Other secured borrowings	33	74

Total	$14,852	$12,631

•

Gain on Derivatives: Gain on derivatives for the three months ended March 31, 2010 decreased compared to the same period in 2009. During the three months ended March 31, 2009, we recognized a gain related to hedge ineffectiveness on cash flow hedges primarily due to a change in the forecasted dates for debt issuances hedged by our forward starting swaps offset by ineffectiveness associated with other hedging activities. There were no gains recognized during the three months ended March 31, 2010.

•

Provision for Loss on Debt Related Investments: During the three months ended March 31, 2010, we recorded a provision for loan loss related to one of our B-note debt related investments related to an office property located in the San Diego, California market. This provision represented a complete loss of our carrying amount of this investment due to our assessment that future cash flows from this investment were highly uncertain and that our underlying collateral position had no fair value.

•

Other-than-Temporary Impairment on Securities: During the three months ended March 31, 2010, we recorded net other-than-temporary impairment charges related to two of our CMBS and CRE-CDO securities. We did not record any net other-than-temporary impairment charges during the same period in 2009. See Note 4 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of this charge.

Liquidity and Capital Resources

Liquidity Outlook

Although the credit markets continue to be dislocated in the real estate sector as a result of the liquidity constraints of major lending institutions and other traditional sources of debt capital, we believe that our sources of capital are adequate to meet our short-term and long-term liquidity requirements. We believe that our existing cash balances, cash flows from operations, additional net proceeds from the DRIP Plan and prospective debt incurrences and assumptions will be sufficient to satisfy our liquidity and capital requirements for the next 12 months. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, distribution payments, redemption payments, acquisitions of real property (including the NOIP Portfolio), debt related investments and real estate securities and debt service payments, including debt maturities of approximately $66.0 million, all of which are subject to certain extension options.

The potential acquisition of the NOIP Portfolio would significantly impact our liquidity outlook. We anticipate that we will use the majority of our cash on hand and incur significant indebtedness to acquire the NOIP Portfolio, resulting in significantly increased debt levels. The use of the majority of our cash on hand to acquire the NOIP Portfolio would significantly reduce our current liquidity and therefore cause us to rely more heavily on other sources of liquidity such as cash flows from operations, potential asset dispositions and prospective financings to fund our near and longer term obligations.

As of March 31, 2010, we had approximately $488.9 million of cash compared to $514.8 million as of December 31, 2009. The following discussion summarizes the sources and uses of our cash during the three months ended March 31, 2010 that resulted in the net cash decrease of approximately $25.9 million.

Operating Activities

Net cash provided by operating activities was approximately $15.5 million for the three months ended March 31, 2010, which represents an increase of approximately $2.4 million compared to net cash provided by operating activities of approximately $13.1 million for the same period in 2009. This was primarily due to a decrease in acquisition related expenses during the three months ended March 31, 2010 compared to the same period in 2009.

Lease Expirations

Our primary source of funding for our property-level operating expenses and debt service payments is rent collected pursuant to our tenant leases. Our properties are generally leased to tenants for terms ranging from three to ten years. As of March 31, 2010, the weighted average remaining term of our leases was approximately 9.8 years based on annualized base rent and 5.3 years based on leased square footage. The following is a schedule of expiring leases for our consolidated operating properties by annual minimum rents as of March 31, 2010 and assuming no exercise of lease renewal options (amounts in thousands).

	Lease Expirations
Year	Annualized Base Rent (1)%		Square Feet	%

2010(2)	$5,525	4.8%	989	8.2%
2011	14,895	13.0%	1,724	14.3%
2012	15,726	13.7%	1,602	13.3%
2013	7,165	6.3%	728	6.0%
2014	10,280	9.0%	1,023	8.5%
2015	11,404	10%	1,243	10.3%
2016	5,876	5.1%	899	7.4%
2017	7,551	6.6%	1,604	13.3%
2018	2,868	2.5%	469	3.9%
2019	7,395	6.5%	291	2.4%
Thereafter	25,850	22.5%	1,509	12.4%

Total	$114,535	100.0%	12,081	100.0%

(1)	Annualized base rent represents the average annual rent of leases in place as of March 31, 2010, based on their respective noncancellable terms, as of March 31, 2010.
(2)	Includes leases that are on a month-to-month basis.

Investing Activities

Net cash used in investing activities decreased approximately $64.3 million to approximately $1.2 million for the three months ended March 31, 2010 from approximately $65.6 million for the same period in 2009. The majority of cash used in investing activities was attributable to real property acquisitions during 2009.

Financing Activities

Net cash used in financing activities was approximately $40.1 million for the three months ended March 31, 2010 primarily due to redemption of common shares of approximately $15.4 million, distributions to common stockholders of approximately $13.9 million and repayment of other secured borrowings of approximately $8.0 million. Net cash provided by financing activities was approximately $98.1 million for the three months ended March 31, 2009 mostly due to approximately $79.4 million in proceeds from sale of common stock and approximately $49.2 million in mortgage note proceeds.

Public Offerings

We terminated our primary public offering in 2009. We have and will continue to offer shares of common stock through the DRIP Plan. Proceeds from the DRIP Plan increased by approximately $823,000 to approximately $13.8 million for the three months ended March 31, 2010 from approximately $13.0 million for the same period in 2009.

Debt Financings

Mortgage Notes —We neither obtained nor assumed any new mortgage debt financings during the three months ended March 31, 2010. The following table sets forth contractual scheduled maturities of our mortgage notes and related details, including mortgage notes that may be subject to certain extension options, as of March 31, 2010 (dollar amounts in thousands).

	Number of Mortgage Notes Maturing (1)	As of March 31, 2010
Year Ending December 31,		Outstanding Balance (2)	Gross Investment Amount of Properties Securing Mortgage Notes Maturing
2010	3	$56,256	$86,101
2011	2	13,188	14,947
2012	1	21,300	27,982
2013	—	—	—
2014	3	93,466	155,730
2015	5	99,529	197,160
2016	12	191,611	369,307
2017	8	303,649	471,376
2018	—	—	—
2019	—	—	—
Thereafter	4	47,521	86,967

Total	38	$826,520	$1,409,570

(1)	Mortgage notes presented exclude other secured borrowings of approximately $5.4 million related to our securities margin account, which does not have a stated maturity date.
(2)	Of the outstanding principal balances of mortgage notes maturing in 2010, approximately $52.9 million are subject to extensions options, of which one note with an outstanding balance of approximately $46.5 million has extension options beyond December 31, 2011. As a result, approximately $9.8 million of our mortgage notes have maturity dates that cannot be extended beyond December 31, 2011. Mortgage notes that are subject to extension options are also subject to certain lender covenants and restrictions that we must meet to extend this maturity date. We currently cannot assert with any degree of certainty that we will qualify for these extensions upon the initial maturity date of this mortgage note.

Distributions

Distributions declared payable to common stockholders increased approximately $3.2 million to approximately $27.6 million for the three months ended March 31, 2010 from approximately $24.4 million for the same period in 2009. Such distributions were paid following the respective quarters for which they were declared and approximately $14.3 million and $11.2 million, respectively, were paid in cash and approximately $13.3 million and $13.2 million, respectively, were reinvested in shares of our common stock pursuant to the DRIP Plan. Proceeds from the DRIP Plan have been and, during the near-term, are expected to be used to fund our share redemption program as described further below.

For the three months ended March 31, 2010 and 2009, we reported approximately $15.5 million and $13.1 million, respectively, of cash provided by our operating activities. In accordance with ASC Topic 805, which became effective for the year ended December 31, 2009, this amount was reduced by approximately $5,000 and $2.0 million of acquisition-related expenses, for the three months ended March 31, 2010 and 2009, respectively, which were funded from the net proceeds received from our public offerings. As a result, the distributions declared payable to common stockholders for the three months ended March 31, 2010 and 2009, (excluding the impact of ASC Topic 805 as described above) were funded with approximately $15.5 million and $15.1 million, respectively, from our operating activities, and the remaining amounts of approximately $12.1 million and $9.3 million, respectively, were funded from financing activities. Our long-term goal is to fund the payment of quarterly distributions to investors entirely from our operations. There can be no assurance that we will achieve this goal.

Redemptions

During the three months ended March 31, 2010 and 2009, we redeemed approximately 1.3 million and approximately 916,000 shares of common stock, respectively, pursuant to our share redemptions program (the “Program”). As a result, proceeds redeemed increased approximately $4.2 million to $12.8 million during the three months ended March 31, 2010 from $8.6 million for the same period in 2009. See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q for a description of the Program. We did not redeem any OP Units from our OP Unit holders during the three months ended March 31, 2010. In addition to the above-mentioned redemptions, we also redeemed approximately 110,000 OP Units from our OP Unit holders for approximately $1.0 million during the same period 2009.

Off-Balance Sheet Arrangements

As of March 31, 2010, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources. There are no lines of credit, side agreements, or any other derivative financial instruments related to or between our unconsolidated joint venture and us, and we believe we have no material exposure to financial guarantees.

We have contractual obligations to related parties for asset management services. Fees for these services are based upon assets owned and revenues received during future periods, and as a result, future amounts cannot be determined at this time.

Assets and Liabilities Measured at Fair Value

Fair Value Estimates of Investments in Real Estate Securities

As of March 31, 2010, our real estate securities were valued in two categories, comprised of (i) preferred equity securities and (ii) CMBS and CRE-CDOs. Our valuation procedures for each of the two categories are applied to each specific investment within their respective categories.

Preferred Equity Securities

The valuation of our investments in preferred equity securities is determined using exchange listed prices in an active market. As such, preferred equity securities fall within Level 1 of the fair value hierarchy, see Note 9 in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q. Our investments in preferred equity securities had a fair value of $76.4 million and $63.9 million, which represented approximately 4.3% and 3.6% of total net investments as of March 31, 2010 and December 31, 2009, respectively.

CMBS and CRE-CDOs

We estimate the fair value of our CMBS and CRE-CDO securities using a combination of observable market information and unobservable market assumptions. Observable market information used in these fair market valuations include benchmark interest rates, interest rate curves, credit market indexes and swap curves. Unobservable market assumptions used in the determination of the fair market valuations of our CMBS and CRE-CDO investments include market assumptions related to discount rates, default rates, prepayment rates, reviews of trustee or investor reports and nonbinding broker quotes and pricing services in what is currently an inactive market. Additionally, we consider security-specific characteristics in determining the fair values of our CMBS and CRE-CDO investments, which include consideration of credit enhancements of the underlying collateral’s average default rates, the average delinquency rate and loan-to-value, and several other characteristics. As a result, both Level 2 and Level 3 inputs are used in arriving at the valuation of our investments in CMBS and CRE-CDOs. We consider the Level 3 inputs used in determining the fair value of our investments in CMBS and CRE-CDO securities to be significant. As such, all investments in CMBS and CRE-CDO securities fall under the Level 3 category of the fair value hierarchy as of March 31, 2010. No investments in CMBS and CRE-CDO securities were transferred in or out of the Level 3 category of the fair value hierarchy during the three months ended March 31, 2010.

Our CMBS and CRE-CDO investments had a fair value of $6.8 million and $8.8 million, which represented approximately 0.4% and 0.5% of our total net investments as of March 31, 2010 and December 31, 2009, respectively. For the three months ended March 31, 2010, we recorded an other-than-temporary impairment charge of $1.7 million related to our CMBS and CRE-CDO securities. For additional detail regarding this other-than-temporary impairment charge, see Note 4 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Subsequent Events

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

We have evaluated subsequent events for the period from March 31, 2010, the date of these financial statements, through the date these financial statements are being issued.

Pending Acquisition of the National Office and Industrial Portfolio from iStar Financial Inc.

Subsequent to March 31, 2010, we entered into two Purchase and Sale Agreements to acquire a portfolio of 33 office and industrial properties, see “—Overview” above for additional discussion regarding this potential acquisition.

Subsequent Disposition of Preferred Equity Securities

Subsequent to March 31, 2010, we disposed certain of our preferred equity securities selling approximately 1.7 million shares for proceeds of approximately $27.6 million.

Inflation

Most of our leases either provide for separate real estate tax and operating expense escalations over a base amount or either direct or indirect payment of these expenses by the tenant. In addition, many of our leases provide for fixed base rent increases or indexed rent increases. We believe that inflationary increases in costs may be at least partially offset by the contractual rent increases and operating expense escalations in our leases. To date, we believe that inflation has not had a material impact to our operations or overall liquidity.

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

Our financial statements also include the accounts of our consolidated subsidiaries and joint ventures through which we are the primary beneficiary, when such subsidiaries and joint ventures are variable interest entities, or through which we have a controlling interest. In determining whether we have a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which it will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both.

Judgments made by us with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a variable interest entity involve consideration of various factors including the form of our ownership interest, the size of our investment (including loans) and our ability to direct the activities of the entity. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our financial statements and, consequently, our financial position and specific items in our results of operations that are used by our stockholders, lenders and others in their evaluation of us. As of March 31, 2010 and December 31, 2009, we consolidated approximately $801.3 million and $800.4 million, respectively, in real property investments, before accumulated depreciation and amortization of approximately $99.9 million and $92.5 million, respectively, and approximately $495.8 million and $496.2 million, respectively, in mortgage note borrowings associated with our consolidated variable interest entities. Our maximum risk of loss related to our investment in these unconsolidated variable interest entities is limited to our recorded investments in such entities. The creditors of the consolidated variable interest entities do not have recourse to our general credit.

Generally, we consolidate real estate partnerships and other entities that are not variable interest entities when we own, directly or indirectly, a majority voting interest in the entity.

New Accounting Pronouncements

We adopted a new accounting standard effective January 1, 2010 that revised the guidance on how a reporting entity evaluates whether an entity is a variable interest entity and which entity is considered the primary beneficiary of a variable interest entity and is therefore required to consolidate such variable interest entity. This accounting standard requires assessments at each reporting period of which party within the variable interest entity is considered the primary beneficiary and requires a number of new disclosures related to variable interest entities. Upon our adoption of this accounting standard, we reconsidered our previous consolidation conclusions for all entities with which we are involved pursuant to this accounting pronouncement. There was no impact to our financial position or results of operations as a result of our adoption of this accounting standard.

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

As of March 31, 2010, we had approximately $142.9 million in floating rate securities and debt related investments indexed to LIBOR rates. If such LIBOR rates were to decrease by 10%, and these investments continued to perform, we would realize an decrease in quarterly income of approximately $5,000 associated with these investments. Conversely, as of March 31, 2010, we had approximately $68.0 million of variable rate borrowings outstanding indexed to LIBOR rates and the federal funds overnight rate. If the prevailing market interest rates relevant to our remaining variable rate borrowings were to increase 10%, we estimate that our quarterly interest expense would increase by approximately $4,000, based on our outstanding floating-rate debt as of March 31, 2010.

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

In addition to the above described risks, we are subject to additional credit risk. Credit risk refers to the ability of each individual borrower under our debt related investments or issuer of our real estate securities to make required interest and principal payments on the scheduled due dates. We seek to reduce credit risk by actively monitoring our debt related investments and real estate securities portfolio and the underlying credit quality of our holdings. In the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may continue to increase and result in further credit losses that would continue to, or more severely, adversely affect our liquidity and operating results. As described elsewhere in this Quarterly Report on Form 10-Q, adverse market and credit conditions have resulted in our recording of other-than-temporary impairment in certain securities and provisions for loan losses related to our debt related investments.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010. Based on that evaluation, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010. There were no material changes in the Company’s internal control over financial reporting during the three months ended March 31, 2010.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not aware of any material pending legal proceedings.

ITEM 1A.	RISK FACTORS

In addition to the risk factors in Part I of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Commission on March 23, 2010 the Company is also subject to the following risks:

As discussed in Note 16 to “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q, we entered in an agreement to acquire the NOIP Portfolio, which is a diversified portfolio of 33 office and industrial properties located in 18 distinct geographic markets within the United States, aggregating approximately 11.8 million net rentable square feet. We currently expect that we will acquire the NOIP Portfolio in the second quarter of 2010. However, there can be no assurance that the transactions will be consummated on the terms described in Note 16 to “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q or at all. We expect to use cash on hand and borrowings to pay for the acquisition of the NOIP Portfolio. The following are certain risk factors related to our potential acquisition of the NOIP Portfolio.

We or our Advisor may fail to adapt management and operational systems to integrate the NOIP Portfolio without unanticipated disruption or expense, and our acquisition of the NOIP Portfolio may subject us to unanticipated liabilities.

Our potential acquisition of the NOIP Portfolio would be substantially larger than any of our previous acquisitions and would nearly double the value and size of our investments in real property. As a result, the acquisition of the NOIP Portfolio will require significant adaptation of related asset management, administrative, accounting and operational systems, and the potential need to hire and retain sufficient staff to integrate the operations included in the NOIP Portfolio. The integration of the NOIP Portfolio will require time, effort, attention and dedication of our Advisor’s resources and may distract our management and our Advisor in unpredictable ways from their other responsibilities. Our failure to integrate the NOIP Portfolio without undue disruption or cost could have a material adverse effect on our results of operations and financial. In addition, the potential acquisition of the NOIP Portfolio may subject us to liabilities related to the properties we acquire, some of which may be unknown.

The potential acquisition of the NOIP Portfolio would cause us to use the majority of our cash on hand and significantly increase our level of indebtedness, which will have an adverse impact on our liquidity, and may adversely impact our ability to obtain additional financing at reasonable terms.

We anticipate that we will use the majority of our cash on hand and incur significant indebtedness to acquire the NOIP Portfolio, resulting in significantly increased debt levels. The use of debt to fund the acquisition of the NOIP Portfolio may have an adverse impact on our liquidity and cause us to place more reliance on cash flow from operations and other sources for our liquidity. If our cash flow from operations is not sufficient for our needs, our business could be adversely affected and could ultimately affect our ability to make distributions to our stockholders. If we are required to seek additional external financing to support our need for cash to fund our operating expenses and other obligations, we may not have access to financing on terms that are acceptable to us, or at all. Alternatively, we may feel compelled to access additional financing on terms that are dilutive to existing holders of our common stock or that include covenants that restrict our business, or both. If the recent lack of liquidity in credit markets persists into the future, our ability to obtain debt financing for our operating expenses and other obligations may be impaired.

There is no assurance that the acquisition of the NOIP Portfolio will be consummated on the terms described herein or at all. If the acquisition of the NOIP Portfolio does not occur, we may lose our earnest money deposits.

We currently expect that we will close the acquisition of the NOIP Portfolio in the second quarter of 2010. The Purchase Agreements contain terms, conditions, covenants, representations and warranties that are customary and typical for a transaction of this nature. We have made an initial earnest money deposit of $25.0 million in respect of the transactions and we may be required to make an additional earnest money deposit of $25.0 million upon meeting certain financing contingencies. Subject to the terms of the Purchase Agreements, these deposits will become nonrefundable to us upon the expiration of the period of time provided for us to perform customary due diligence procedures for the properties included in the NOIP Portfolio and upon our notice to the Sellers that we have obtained a commitment for financing to be used to acquire the NOIP Portfolio. If we fail to consummate the acquisition of the NOIP Portfolio after these earnest money deposits become nonrefundable, then, subject to the terms of the Purchase Agreements, we may lose our earnest money deposits made in connection with our intended acquisition of the NOIP Portfolio.

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

In the event that a stockholder seeks to redeem all of their shares of our common stock, shares of our common stock purchased pursuant to our DRIP Plan may be excluded from the foregoing one-year holding period requirement at the discretion of the board of directors. If a stockholder has made more than one purchase of our common stock (other than through our DRIP Plan), the one-year holding period will be calculated separately with respect to each such purchase. In addition, for purposes of the one-year holding period, holders of OP Units who exchange their OP Units for shares of our common stock shall be deemed to have owned their shares as of the date they were issued their OP Units. Neither the one-year holding period nor the Redemption Caps (defined below) will apply in the event of the death of a stockholder. The board of directors reserves the right in its sole discretion at any time and from time to time to (i) waive the one-year holding period and either of the Redemption Caps in the event of disability (as such term is defined in the Code) of a stockholder, (ii) reject any request for redemption for any reason or no reason, or (iii) reduce the number of shares of our common stock allowed to be redeemed under the Program. If our board of directors waives the one-year holding period in the event of the disability of a stockholder, or if the redemption request is in connection with the death of a stockholder who has held their shares for less than one year, we will redeem such shares at the discounted amount listed in the above table for a stockholder who has held shares for one year. Furthermore, any shares redeemed in excess of the Quarterly Redemption Cap (defined below), as a result of the death or disability of a stockholder, will be included in calculating the following quarter’s redemption limitations. At any time we are engaged in an offering of shares of our common stock, the per share price for shares of our common stock redeemed under our Program will never be greater than the then-current offering price of our shares of our common stock sold in the primary offering.

We are not obligated to redeem shares of our common stock under the Program. We presently intend to limit the number of shares to be redeemed during any calendar quarter to the lesser of (i) one-quarter of five percent of the number of shares of common stock outstanding as of the date that is 12-months prior to the end of the current quarter and (ii) the aggregate number of shares sold pursuant to our DRIP Plan in the immediately preceding quarter, which amount may be less than the Aggregate Redemption Cap (defined below). The lesser of the preceding limitations is referred to as the (“Quarterly Redemption Cap”). Our board of directors retains the right, but is not obligated to, redeem additional shares if, in its sole discretion, it determines that it is in our best interest to do so, provided that we will not redeem during any consecutive 12-month period more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period (the “Aggregate Redemption Cap”, and together with the Quarterly Redemption Cap, the “Redemption Caps”), unless permitted to do so by applicable regulatory authorities. Although we presently intend to redeem shares pursuant to the above referenced methodology, to the extent that the aggregate proceeds received from the sale of shares pursuant to our DRIP Plan in any quarter are not sufficient to fund redemption requests, our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock, up to the Aggregate Redemption Cap. Such sources of funds could include cash on hand, cash available from borrowings, cash from the sale of our shares pursuant to our DRIP Plan in other quarters, and cash from liquidations of securities investments, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, debt repayment, purchases of real property, real estate-related securities, debt related investments or redemptions of OP Units. Our board of directors has no obligation to use other sources of funds to redeem shares of our common stock under any circumstances. The board of directors may in some circumstances, but is not obligated to, increase the Aggregate Redemption Cap, but may only do so in reliance on an applicable no-action letter issued by the Commission staff that would allow such an increase. There can be no assurance that the board of directors will increase either of the Redemption Caps at any time, nor can there be assurance that the board of directors will be able to obtain, if necessary, a no-action letter from the Commission. In any event, the number of shares of our common stock that we may redeem will be limited by the funds available from purchases pursuant to our DRIP Plan, cash on hand, cash available from borrowings and cash from liquidations of securities or debt related investments as of the end of the applicable quarter.

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

We intend to redeem shares of our common stock quarterly under the Program. All requests for redemption must be made in writing and received by us at least 15 days prior to the end of the applicable quarter (the “Applicable Quarter End”).

Stockholders may also withdraw their redemption request by submitting a request in writing that is received by us at any time up to three business days prior to the Applicable Quarter End.

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

We will determine whether to approve redemption requests no later than 30 days following the Applicable Quarter End, which we refer to as the “Redemption Determination Date.” No later than three business days following the Redemption Determination Date, we will pay the redemption price in cash for shares approved for redemption and/or, as necessary, will notify each stockholder in writing if the stockholder’s redemption request was not honored in whole or in part. The redemption request of a stockholder that is not honored in whole or in part will be deemed automatically withdrawn for such shares for which redemption was not approved, and any such stockholder may resubmit a request in a subsequent quarter. We will not retain redemption requests that are not honored in any particular quarter. The redemption request for such shares of our common stock will be deemed void and will not affect the rights of the holder of such shares of our common stock, including the right to receive distributions thereon. If a pro rata redemption would result in a stockholder owning less than half of the minimum purchase amount required under state law, we would redeem all of such stockholder’s shares of our common stock. If a pro rata redemption would result in a stockholder owning less than the minimum amount required under state law but at least half of such amount, we would not redeem any shares of our common stock that would take the stockholder’s holdings below the minimum threshold.

Shares of our common stock approved for redemption on the Redemption Determination Date will be redeemed by us under the Program effective as of the Applicable Quarter End and will return to the status of authorized, but unissued, shares of common stock. We will not resell such shares of common stock to the public unless they are first registered with the Commission under the Securities Act and under appropriate state securities laws or otherwise sold in compliance with such laws.

In aggregate, for the three months ended March 31, 2010, we redeemed approximately 1.3 million shares of common stock pursuant to the Program for approximately $12.8 million, as described further in the table below.

Month Ended	Total Number of Shares Redeemed	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
January 31, 2010	—	$—	—	—
February 28, 2010	—	—	—	—
March 31, 2010	1,346,952	9.50	1,346,952	—

Total	1,346,952	$9.50	1,346,952	1,404,113

(1)	This represents the number of shares that could be redeemed for the three months ended June 30, 2010 without exceeding our limitations discussed above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a.	Exhibits

3.1	Dividend Capital Total Realty Trust Inc. Fifth Articles of Amendment and Restatement.†

3.2	Dividend Capital Total Realty Trust Inc. Second Amended and Restated Bylaws. †

4.1	Second Amended and Restated Distribution Reinvestment Plan. †

4.2	Fourth Amended and Restated Share Redemption Program*

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Principal Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

†	Previously filed.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

Date: May 14, 2010	/s/ GUY M. ARNOLD
Guy M. Arnold President

Date: May 14, 2010	/s/ M. KIRK SCOTT
M. Kirk Scott Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Dividend Capital Total Realty Trust Inc. Fifth Articles of Amendment and Restatement.†

3.2	Dividend Capital Total Realty Trust Inc. Second Amended and Restated Bylaws. †

4.1	Second Amended and Restated Distribution Reinvestment Plan. †

4.2	Fourth Amended and Restated Share Redemption Program*

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Principal Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

†	Previously filed.
*	Filed herewith.