Form 10-Q
period 2010-06-30
Dividend Capital Total Realty Trust Inc.
filed 2010-08-13
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

As of August 6, 2010, 184,225,172 shares of common stock of Dividend Capital Total Realty Trust Inc., par value $0.01 per share, were outstanding.

Dividend Capital Total Realty Trust Inc.

Form 10-Q

June 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	As of June 30, 2010	As of December 31, 2009
	(Unaudited)
ASSETS
Investments in real property:
Land	$576,654	$397,939
Building and improvements	1,877,820	1,059,930
Intangible lease assets	633,214	227,703
Accumulated depreciation and amortization	(178,175)	(146,164)

Total net investments in real property*	2,909,513	1,539,408
Investment in unconsolidated joint venture	—	17,386
Debt related investments, net	151,027	140,512
Investments in real estate securities	15,197	72,686

Total net investments	3,075,737	1,769,992
Cash and cash equivalents	162,572	514,786
Restricted cash	33,272	39,677
Other assets, net	54,566	38,536

Total Assets	$3,326,147	$2,362,991

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$45,323	$42,268
Mortgage notes**	1,765,572	827,614
Other secured borrowings	61,478	13,352
Financing obligations	61,778	109,153
Intangible lease liabilities, net	107,487	54,979
Other liabilities	49,135	43,039

Total Liabilities	2,090,773	1,090,405
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 182,859,281 and 182,838,676 shares issued and outstanding, as of June 30, 2010 and December 31, 2009, respectively	1,829	1,828
Additional paid-in capital	1,646,487	1,646,185
Distributions in excess of earnings	(504,083)	(449,849)
Accumulated other comprehensive income	(19,383)	2,851

Total stockholders’ equity	1,124,850	1,201,015

Noncontrolling interests	110,524	71,571

Total Equity	1,235,374	1,272,586

Total Liabilities and Equity	$3,326,147	$2,362,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

*	Includes approximately $692.2 million and $707.9 million, after accumulated depreciation and amortization, in consolidated real property variable interest entity investments as of June 30, 2010 and December 31, 2009, respectively.
**	Includes approximately $492.2 million and $496.2 million in consolidated mortgage notes in variable interest entity investments as of June 30, 2010 and December 31, 2009, respectively.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share information)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
REVENUE:
Rental revenue	$40,758	$36,271	$79,649	$69,912
Debt related income	3,698	1,711	7,139	3,372
Securities income	770	1,429	2,205	5,130

Total Revenue	45,226	39,411	88,993	78,414

EXPENSES:
Rental expense	10,152	9,055	21,184	18,093
Real estate depreciation and amortization expense	15,283	14,810	31,081	28,989
General and administrative expenses	1,731	1,410	3,101	2,497
Asset management fees, related party	4,338	3,177	7,957	6,131
Acquisition-related expenses*	19,080	1,739	19,084	3,776

Total Operating Expenses	50,584	30,191	82,407	59,486

Operating Income	(5,358)	9,220	6,586	18,928

Other Income (Expenses):
Equity in earnings of unconsolidated joint venture	396	551	941	1,096
Interest and other income	40	836	245	2,101
Interest expense	(15,768)	(14,551)	(30,620)	(27,186)
Loss on derivatives	(112)	(8,601)	(112)	(8,012)
Gain on disposition of securities	32,272	—	32,272	—
Other-than-temporary impairment on securities	(3,695)	(6,678)	(5,387)	(6,678)
Provision for loss on debt related investments	—	—	(2,984)	—

Net income (loss)	7,775	(19,223)	941	(19,751)

Net (income) loss attributable to noncontrolling interests	(267)	846	53	1,049

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$7,508	$(18,377)	$994	$(18,702)

NET INCOME (LOSS) PER BASIC AND DILUTED COMMON SHARE	$0.04	$(0.11)	$0.01	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	184,321	170,514	184,301	166,746

Diluted	191,997	177,652	191,644	173,922

*	Includes approximately $14.0 million and $1.3 million paid to our Advisor for the six months ended June 30, 2010 and 2009, respectively, and $14.0 million and $650,000 paid to our Advisor during the three months ended June 30, 2010 and 2009, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(In thousands)

	Stockholders’ Equity
			Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Comprehensive Gain (Loss)	Total Equity

	Common Stock
	Shares	Amount
Balances, December 31, 2009	182,839	$1,828	$1,646,185	$(449,849)	$2,851	$71,571		$1,272,586
Comprehensive loss:
Net income (loss)	—	—	—	994	—	(53)	941	941
Net unrealized change from available-for-sale securities, net of reclassification of OTTI of $1,693	—	—	—	—	(23,448)	(1,023)	(24,471)	(24,471)
Cash flow hedging derivatives	—	—	—	—	1,214	48	1,262	1,262

Comprehensive loss							(22,268)	(22,268)

Common stock:
Issuance of common stock, net of offering costs	2,874	29	27,124	—	—	—		27,153
Redemptions of common stock	(2,854)	(28)	(26,835)	—	—	—		(26,863)
Amortization of stock based compensation	—	—	13	—	—	—		13
Distributions on common stock	—	—	—	(55,228)	—	—		(55,228)
Noncontrolling interests:
Contributions of noncontrolling interests	—		—	—	—	43,319		43,319
Distributions to noncontrolling interests	—	—	—	—	—	(3,338)		(3,338)

Balances, June 30, 2010	182,859	$1,829	$1,646,487	$(504,083)	$(19,383)	$110,524		$1,235,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$941	$(19,751)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate depreciation and amortization expense	31,081	28,989
Equity in earnings of unconsolidated joint venture	386	—
Net amortization of real estate securities discounts and premiums	1,532	360
Other depreciation and amortization	810	525
Loss on derivatives	112	7,907
Gain on disposition of securities	(32,272)	—
Net other-than-temporary impairment on securities	5,387	6,678
Provision for loss on debt related investments	2,984	—
Loss on disposition of real property	107	—
Changes in operating assets and liabilities:
(Increase) in restricted cash	(414)	(846)
(Increase) in other assets	(49)	(767)
Increase in accounts payable and accrued expenses	1,282	2,144
Increase in other liabilities	2,617	1,130

Net cash provided by operating activities	14,504	26,369

INVESTING ACTIVITIES:
Investment in real property	(1,339,456)	(91,329)
Proceeds from unconsolidated joint venture	17,000	—
Disposition of real estate securities	58,371	—
Investment in debt related investments	(13,265)	—
Other investing activities	(1,903)	3

Net cash used in investing activities	(1,279,253)	(91,326)

FINANCING ACTIVITIES:
Mortgage note proceeds	943,325	52,305
Mortgage note principal repayments	(2,704)	(1,789)
Proceeds from other secured borrowings	61,478	—
Repayment of other secured borrowings	(13,352)	(300)
Settlement of cash flow hedging derivatives	(531)	(12,735)
Proceeds from sale of common stock	—	136,273
Offering costs for issuance of common stock, related party	(2)	(11,413)
Redemption of common shares	(28,446)	(8,709)
Distributions to common stockholders	(28,111)	(21,964)
Other financing activities	(19,122)	(328)

Net cash provided by financing activities	912,535	131,340

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(352,214)	66,383

CASH AND CASH EQUIVALENTS, beginning of period	514,786	540,213
CASH AND CASH EQUIVALENTS, end of period	$162,572	$606,596

Supplemental Disclosure of Cash Flow Information:
Assumed mortgage	$—	$42,000
Amount issued pursuant to the distribution reinvestment plan	$27,153	$26,188
Cash paid for interest	$27,897	$25,237
Issuances of OP Units for financing obligations	$47,307	$7,465
Non-cash repayment of mortgage note	$3,181	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

We operate in a manner intended to qualify as a real estate investment trust (“REIT”) for federal income tax purposes, commencing with the taxable year ended December 31, 2006, when we first elected REIT status. We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through our operating partnership, Dividend Capital Total Realty Operating Partnership, L.P. (our “Operating Partnership”). Furthermore, our Operating Partnership wholly owns a taxable REIT subsidiary, DCTRT Leasing Corp. (our “TRS”), through which we execute certain business transactions that might otherwise have an adverse impact on us and/or our status as a REIT if such business transactions were to occur directly or indirectly through our Operating Partnership.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed consolidated financial statements (herein referred to as “financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the Securities and Exchange Commission’s (the “Commission”) instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, these statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements as of December 31, 2009 and related notes thereto, included in our Annual Report on Form 10-K filed with the Commission on March 23, 2010.

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

Judgments made by us with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a variable interest entity involve consideration of various factors, including the form of our ownership interest, the size of our investment (including loans) and our ability to direct the activities of the entity. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our financial statements and, consequently, our financial position and specific items in our results of operations that are used by our stockholders, lenders and others in their evaluation of us. As of June 30, 2010 and December 31, 2009, we consolidated approximately $799.2 million and $800.4 million, respectively, in real property investments, before accumulated depreciation and amortization of approximately $107.0 million and $92.5 million, respectively, and approximately $492.2 million and $496.2 million, respectively, in mortgage note borrowings associated with our consolidated variable interest entities. The maximum risk of loss related to our investment in these unconsolidated variable interest entities is limited to our recorded net investments in such entities. The creditors of the consolidated variable interest entities do not have recourse to our general credit.

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

Concentration of Credit Risk and Other Risks and Uncertainties

All of our investments are subject to the various risks inherent in the current economic environment but certain of our investments, particularly our real estate securities and debt related investments, have been significantly impacted by the current economic environment. Over the past few years, the economic environment and credit market conditions have also impacted the performance and value of our debt related investments, specifically, those investments made prior to or during the recession. As of June 30, 2010, we recognized provision for loan losses on two of our debt related investments due to our determination that the collectability of future cash flows from those debt related investments was highly uncertain and that our collateral position had no value. If the current economic environment were to persist or worsen in the markets where the properties securing our debt related investments are located, our debt related investments may become further impaired as a result. Continued volatility in the fair value and operating performance of commercial real estate has made estimating cash flows from our debt related investments increasingly difficult, since such estimates are dependent upon our judgment regarding numerous factors, including, but not limited to, current and potential future refinancing availability, fluctuations in regional or local real estate values and fluctuations in regional or local rental or occupancy rates, real estate tax rates and other operating expenses.

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

3. INVESTMENTS IN REAL PROPERTY

Our consolidated investments in real property consist of investments in office, industrial and retail properties. The following tables summarize our consolidated investments in real property as of June 30, 2010 and December 31, 2009 (amounts in thousands).

Real Property	Land	Building and Improvements	Intangible Lease Assets	Gross Investment Amount	Intangible Lease Liabilities	Total Investment Amount
As of June 30, 2010:
Office	$286,324	$979,499	$449,038	$1,714,861	$(65,446)	$1,649,415
Industrial properties	71,816	479,230	109,122	660,168	(9,512)	650,656
Retail properties	218,514	419,091	75,054	712,659	(47,153)	665,506

Total gross book value	576,654	1,877,820	633,214	3,087,688	(122,111)	2,965,577
Accumulated depreciation/amortization	—	(83,984)	(94,191)	(178,175)	14,624	$(163,551)

Total net book value	$576,654	$1,793,836	$539,023	$2,909,513	$(107,487)	$2,802,026

As of December 31, 2009:
Office	$127,486	$354,467	$116,225	$598,178	$(10,879)	$587,299
Industrial properties	50,140	285,511	36,408	372,059	(8,950)	363,109
Retail properties	220,313	419,952	75,070	715,335	(47,208)	668,127

Total gross book value	397,939	1,059,930	227,703	1,685,572	(67,037)	1,618,535

Accumulated depreciation/amortization	—	(68,307)	(77,857)	(146,164)	12,058	(134,106)

Total net book value	$397,939	$991,623	$149,846	$1,539,408	$(54,979)	$1,484,429

National Office and Industrial Portfolio Acquisition

On June 25, 2010, through various wholly-owned subsidiaries, we completed the acquisition of a 100% equity interest in a portfolio of 32 office and industrial properties (the “National Office and Industrial Portfolio” or the “NOIP Portfolio”) from several subsidiaries of iStar Financial Inc. (the “Sellers”). The aggregate purchase price of the NOIP Portfolio was approximately $1.35 billion, adjusted for closing costs and customary prorations of taxes, operating expenses, leasing costs and other items.

The following table summarizes properties, or interests therein, included in the NOIP Portfolio by geographic market and property type (dollar and square footage amounts in thousands).

Market	No. of Properties	Net Rentable Square Footage	Gross Investment Amount(1)

Office Properties:
Northern New Jersey	2	807	$249,891
Washington, DC	2	753	210,131
Los Angeles, CA	4	557	153,469
East Bay, CA	2	465	152,305
Silicon Valley, CA	3	654	137,700
Dallas, TX	3	477	69,832
Denver, CO	2	395	61,142
Miami, FL	1	240	48,486
New England	1	132	19,247
Chicago, IL	1	100	13,539

Total Office Properties	21	4,580	1,115,742

Industrial Properties:
Chicago, IL	2	1,581	56,277
Atlanta, GA	2	1,281	44,611
Houston, TX	1	465	41,625
Central Pennsylvania	1	1,004	41,114
Dallas, TX	1	766	27,640
Central Kentucky	1	727	26,000
Columbus, OH	1	643	23,667
Cleveland, OH	1	188	20,000
Denver, CO	1	85	6,275

Total Industrial Properties	11	6,740	287,209

Grand Total	32	11,320	$1,402,950

(1)	Gross investment exceeds the purchase price of the NOIP Portfolio due to our allocation of purchase price to intangible lease liabilities and other liabilities acquired as part of the acquisition of the NOIP Portfolio. Specifically, we made a provisional allocation of approximately $55.2 million of the purchase price to intangible lease liabilities, which are not reflected in this table.

Upon acquisition of the NOIP Portfolio, the purchase price of the acquisition is allocated to the properties based on their fair value. The total purchase price of a property is then allocated to land, building, tenant improvements and intangible lease assets and liabilities. The allocation of the total purchase price to land and building is based on our estimate of the property’s as-if vacant fair value. The as-if vacant fair value is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The allocation of the total purchase price of a property to an intangible lease asset includes the value associated with the in-place leases, which may include lost rent, leasing commissions, legal and other costs. We record acquired “above-market” and “below-market” leases at their fair value equal to the difference between the contractual amounts to be paid pursuant to each in-place lease and our estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining term of the lease plus the term of any below-market fixed-rate renewal option periods for below-market leases.

As of June 30, 2010, we have made a preliminary allocation of the purchase price of the NOIP Portfolio to land, building, tenant improvements and intangible lease assets and liabilities. The fair value of the acquired assets is provisional pending receipt of the final valuation for those assets. Based on this provisional allocation of the purchase price of the NOIP Portfolio, we attributed approximately $180.5 million to land, approximately $816.5 million to building and improvements, approximately $406.0 million to intangible lease assets and approximately $55.2 million to intangible lease liabilities.

We acquired the NOIP Portfolio using cash on hand and through the incurrence of debt obligations of approximately $858.6 million. For a detailed discussion of these debt obligations see Note 6 to these financial statements. In connection with the acquisition of the NOIP Portfolio, we incurred acquisition costs of approximately $19.1 million, which included an acquisition fee paid to our Advisor of approximately $13.5 million. In addition, we incurred deferred financing costs associated with the debt obligations used to partially finance our acquisition of the NOIP Portfolio of approximately $12.3 million.

Future Minimum Rentals

Future minimum rentals to be received under non-cancelable operating and ground leases from our real properties including the NOIP Portfolio in effect as of June 30, 2010 are as follows (amounts in thousands).

For years ended December 31,	Future Minimum Rentals
2010 (1)	$173,451
2011	222,701
2012	215,894
2013	200,418
2014	183,501
Thereafter	765,969

Total	$1,761,934

(1)	Amount is for the year ended December 31, 2010 and as such, includes rental revenues that would have been received as of June 30, 2010, as well as rental payments we expect will be received under non-cancellable operating and ground leases.

The table above does not reflect future rental revenues from the potential renewal or replacement of existing and future leases, excludes property operating expense reimbursements and assumes no early termination of leases.

Pro Forma Financial Information

The following table has been prepared to provide estimated pro forma information for the three and six month periods ended June 30, 2010 and 2009 with regards to our acquisition of the NOIP Portfolio and the related financing. This pro forma information includes the amounts included in revenues and net income since our acquisition of the NOIP Portfolio on June 25, 2010 and our estimate of the pro forma impact that the acquisition of each respective property would have had on our revenues and net loss had we acquired these properties (i) as of January 1, 2010 for the three and six months ended June 30, 2010, and (ii) January 1, 2009 for the three and six months ended June 30, 2009. These estimated results of operations of the NOIP Portfolio are preliminary estimates and not necessarily reflective of the audited financial statements and pro formas that we will file under item 9.01 on Form 8-K in compliance with Rule 3-14 of the Commission.

This pro forma information may not be indicative of the results that actually would have occurred if these transactions had been made as of January 1, 2010 or 2009, nor does it purport to represent the results of operation for future periods. The accompanying pro forma information does not contemplate certain amounts that are not readily determinable, such as additional general and administrative expenses and other related items (amounts in thousands).

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2010		2009		2010		2009
	Revenue (1)	Net Income	Revenue (1)	Net Loss	Revenue (1)	Net Income	Revenue (1)	Net Loss
Actual historical operating results (2)	$45,622	$7,775	$39,962	$(19,223)	$89,934	$941	$79,510	$(19,751)
Supplemental pro forma adjustment for 2010 property acquisitions (3)	29,756	11,961	31,767	(6,960)	59,512	4,842	61,523	(14,079)
Pro forma operating results	$75,378	$19,736	$71,729	$(26,183)	$149,446	$5,783	$141,033	$(33,830)

(1)	Historical revenue includes debt related income, including equity in earnings from of our unconsolidated joint venture and securities income.
(2)	Amounts included in our actual historical operating results include $2.0 million of total revenue and a loss of approximately $18.9 million that were attributable to the NOIP Portfolio acquisition for the three and six months ended June 30, 2010.
(3)	Supplemental pro forma adjustment includes our estimate of incremental rental revenue, rental expense, depreciation and amortization expense, asset management fees, acquisition-related expenses, net of other gains and interest expense that we may have incurred had the NOIP Portfolio acquisition been made on January 1, 2010, for the three and six months ended June 30, 2010, and January 1, 2009, for the three and six months ended June 30, 2009. As part of this consideration, acquisition-related expenses, net of other gains of approximately $19.1 million have been added back to our 2010 pro forma adjustment. Pro forma adjustments for 2010 acquisitions include depreciation expense of approximately $19.0 million for three months ended June 30, 2010 and 2009 and approximately $38.0 million for the six months ended June 30, 2010 and 2009.

Rental Revenue

The following table summarizes the adjustments to rental revenue related to the amortization of above-market lease assets and, below-market lease liabilities and for straight-line rental adjustments for the three and six months ended June 30, 2010 and 2009 (amounts in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Straight-line rent adjustments	$1,119	$1,195	$2,148	$2,079
Above-market lease amortization	(724)	(816)	(1,462)	(1,490)
Below-market lease amortization	1,323	1,450	2,642	2,813

Total amortization	$1,718	$1,829	$3,328	$3,402

Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as rental revenue. Tenant recovery income recognized as rental revenue for the three and six months ended June 30, 2010 was approximately $7.4 million and $14.6 million, respectively. For the same period ended June 30, 2009, tenant recovery income recognized was approximately $7.3 million and $14.3 million, respectively.

4. INVESTMENT IN REAL ESTATE SECURITIES

As of June 30, 2010, the weighted average term remaining until expected maturity of our CMBS and CRE-CDO investments, based on amounts invested, was approximately 4.6 years. As of June 30, 2010, the weighted average publicly available rating of our CMBS and CRE-CDO securities, as provided by Standard and Poor’s, were approximately B- and CCC-, respectively. Our preferred equity securities are perpetual in nature and therefore do not have expected maturity dates and approximately 77% of our preferred equity securities, based on amount invested, do not have credit ratings. The following table describes our investments in real estate securities as of June 30, 2010 and December 31, 2009 (dollar amounts in thousands).

	Preferred Equity	CRE-CDOs	CMBS	Total
As of June 30, 2010:
Amount invested, net of principal repayments	$102,725	$139,818	$4,019	$246,562
Other-than-temporary impairment	(69,694)	(137,544)	(4,014)	(211,252)
Reclassification of retained earnings to other comprehensive income	—	3,836	127	3,963
Proceeds from disposition of securities	(58,372)	—	—	(58,372)
Realized gain on disposition of securities	32,272	—	—	32,272
Net amortization/accretion of discounts and premiums	—	(2,817)	(132)	(2,949)

Amortized cost	6,931	3,293	—	10,224
Unrealized gains (losses), net	7,276	(2,303)	—	4,973

Fair value as of June 30, 2010	$14,207	$990	$—	$15,197

As of December 31, 2009:
Amount invested, net of principal repayments	$102,725	$139,818	$4,019	$246,562
Other-than-temporary impairment	(69,694)	(132,305)	(3,866)	(205,865)
Reclassification of retained earnings to other comprehensive income	—	3,836	127	3,963
Net amortization/accretion of discounts and premiums	—	(1,402)	(14)	(1,416)

Amortized cost	33,031	9,947	266	43,244
Unrealized gains (losses), net	30,863	(1,472)	51	29,442

Fair value	$63,894	$8,475	$317	$72,686

Unrealized Losses

As of June 30, 2010 and December 31, 2009, one and seven of our real estate securities, respectively, had fair values below their respective amortized costs. As of June 30, 2010, one of our CRE-CDO securities had an unrealized loss of approximately $2.3 million and had been in an unrealized loss position for over 12 months. As of December 31, 2009, five of our CMBS and CRE-CDO securities had unrealized losses of approximately $2.7 million, all of which had been in unrealized loss positions for more than 12 months. In addition, two of our preferred equity securities had unrealized losses of approximately $131,000 as of December 31, 2009, both of which had been in unrealized loss positions for less than 12 months.

Based upon our intent and ability to hold this real estate security for a period of time sufficient to allow for a forecasted recovery of fair value, the continued performance of the issuer or the underlying collateral, and our assessment, based on all available information considered, that the underlying cash flows will continue to perform in the future, the gross unrealized loss of approximately $2.3 million is considered to be temporary as of June 30, 2010, and, as a result, no additional impairment losses have been recognized.

Other-than-Temporary Impairment

During the three months ended June 30, 2010 and 2009, we recorded a net loss of approximately $3.7 million and $6.7 million, respectively, related to other-than-temporary impairment of our real estate securities. During the six months ended June 30, 2010 and 2009, we recorded approximately $5.4 million and $6.7 million, respectively, related to other-than-temporary impairment of our real estate securities. Due to volatility with the credit market and its unpredictable impact for such securities, we determined that we cannot reliably predict the timing and amount of cash flows that we expect to receive related to the majority of our CMBS and CRE-CDO securities. Therefore, we account for such securities under the cost recovery method of accounting. The application of the cost recovery method of accounting requires that we cease to recognize interest income related to these securities until the amortized cost of each respective security is depleted or until we can reliably estimate cash flows, which will result in diminished securities income in the near term. Once the amortized cost of each security is depleted or we can reasonably estimate cash flows, cash payments will be recorded to interest income, which will result in increased securities income in future periods. Under the cost recovery method of accounting, if the fair value of a security falls below the amortized cost of that security and we do not anticipate that the receipt of near term cash flows will sufficiently reduce the security’s amortized cost below its fair value, then we recognize an other-than-temporary impairment in an amount equal to the difference between that security’s fair value and its amortized cost.

Credit Losses

As of June 30, 2010, we held one CRE-CDO security that was in an unrealized loss position. Since we do not intend to sell this security and it is not more likely than not that we will be required to sell it before recovery, other-than-temporary impairment write-downs related to this security have been separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income (loss).

A credit loss represents the difference between the present value of expected future cash flows and the amortized cost basis of a debt security. As of June 30, 2010, we had recognized approximately $137.6 million in other-than-temporary impairment related to our investments in debt securities. On April 1, 2009, for certain securities, we reclassified approximately $4.0 million in noncredit related other-than-temporary impairment from distributions in excess of earnings to accumulated other comprehensive income (loss).The following table presents a rollforward of the credit loss component of the amortized cost of debt securities for the six months ended June 30, 2010 (amounts in thousands).

	For the Six Months Ended June 30,
	CRE-CDOs	CMBS	Total
Credit loss at beginning of period	$128,469	$3,739	$132,208
Other-than-temporary impairment during period	5,239	148	5,387

Balance as of June 30, 2010	$133,708	$3,887	$137,595

Disposition of Preferred Equity Securities

During the three months ended June 30, 2010, we received proceeds of approximately $58.4 million on the disposition of certain preferred equity securities positions. After cumulative other-than-temporary impairment charges of $52.6 million, the adjusted basis of the securities sold was approximately $26.1 million, resulting in a net gain from the disposition of these preferred equity securities of approximately $32.3 million for the three and six months ended June 30, 2010. Before cumulative other-than-temporary impairment charges, the amount invested in the securities sold during the three months ended June 30, 2010 was approximately $78.7 million, resulting in an estimated economic loss of approximately $20.3 million. We did not dispose of any securities during the three and six months ended June 30, 2009.

5. DEBT RELATED INVESTMENTS

As of June 30, 2010, we had approximately $151.0 million, net of loan loss reserves of $20.3 million, in debt related investments. The following table describes our debt related investments as of June 30, 2010 and December 31, 2009 (dollar amounts in thousands).

	Number of Investments as		Net Investment (1) as of		Weighted Average Maturity in Years (2)
Investment Type	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009

Mortgage notes	3	2	$82,128	$68,634	2.3

B-notes	4	4	48,950	51,932	2.5
Mezzanine debt	2	2	19,949	19,946	4.4

Subtotal	9	8	151,027	140,512	2.8

Unconsolidated joint venture (3)	0	1	—	17,386	N/A

Total	9	9	$151,027	$157,898	2.8

(1)	Amount presented is net of accumulated accretion, amortization of discounts and premiums and allowances for loss on our debt related investments.
(2)	As of June 30, 2010 and weighted by relative investment amounts.
(3)	As of December 31, 2009, one of our debt related investments was accounted for as an unconsolidated joint venture using the equity method per guidance established pursuant to Accounting Standards Codification (“ASC”) Topic 323, Investments: Equity Method and Joint Ventures. We included this equity method investment in our debt related investments operating segment as the terms of our investment are similar to our other debt related investments. This equity method investment was repaid in full as of June 30, 2010.

The following table describes our debt related income, including equity in earnings of an unconsolidated joint venture, for the three months ended June 30, 2010 and 2009 (dollar amounts in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Weighted Average Yield as of June 30, 2010 (1)
Investment Type	2010	2009	2010	2009
Mortgage notes	$2,111	$—	$4,002	$—	10.4%
B-notes	970	804	1,927	1,561	6.9%
Mezzanine debt	617	907	1,210	1,811	5.7%

Subtotal	3,698	1,711	7,139	3,372	8.3%
Unconsolidated joint venture	396	551	941	1,096	0.0%

Total	$4,094	$2,262	$8,080	$4,468	8.3%

(1)	Weighted average yield is calculated on an unlevered basis using the amount invested, current interest rates and accretion of premiums or discounts realized upon the initial investment for each investment type as of June 30, 2010. Yields for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of June 30, 2010 for purposes of this table. We have assumed a yield of zero on debt related investments for which we have recognized a full allowance for loss as of June 30, 2010.

Debt Related Investment Activity

Dulles Creek Loan Investment

During the six months ended June 30, 2010, we originated a $13.3 million senior mortgage loan secured by an office property located in Washington, DC market (the “Dulles Creek Loan”). The borrower under the Dulles Creek Loan is Brickman Dulles Creek LLC., an affiliate of New York, New York-based Brickman, a private equity real estate sponsor. The Dulles Creek Loan has a term of three years and earns interest at a stated rate of 7.1%. We earned an origination fee of approximately $132,000 upon the origination of the Dulles Creek Loan. In connection with our origination of the Dulles Creek Loan, we paid our Advisor an acquisition fee of approximately $458,000. We originated the Dulles Creek Loan using cash on hand.

Liberty Avenue Debt Investment Repayment

During the six months ended June 30, 2010, we received full repayment of an indirect interest in a debt investment, which was structured as a redeemable preferred equity investment (the “Liberty Avenue Debt Investment”) and recorded as an investment in unconsolidated joint venture on the condensed consolidated balance sheet. The repayment of the Liberty Avenue Debt Investment resulted in a net decrease in our investment in unconsolidated joint venture for the six months ended June 30, 2010 of approximately $17.4 million. The repayment of the Liberty Avenue Debt Investment was comprised of a principal repayment of $17.0 million plus an exit fee of approximately $170,000 and the payment of accrued interest of approximately $242,000. This investment was included on our balance sheet as an investment in an unconsolidated joint venture as of December 31, 2009.

Impairment

During 2006, we acquired a debt related investment secured by an office property located in the San Diego, California market (“Seville Plaza”). During the six months ended June 30, 2010, we recognized approximately $3.0 million in a provision for loss related to this debt related investment in the accompanying statements of operations. This provision was entirely related to Seville Plaza and resulted from our assessment that future cash flows from this investment were highly uncertain and that our collateral position had no value. This represents a total provision for the entire carrying amount of this investment as of June 30, 2010. There were no provision losses recognized for our debt related investments during the three and six months ended June 30, 2009.

6. DEBT OBLIGATIONS

The following table describes our debt obligations as of June 30, 2010 and December 31, 2009 (dollar amounts in thousands).

	Weighted Average Stated Interest Rate as of		Outstanding Balance as of (1)		Gross Investment Amount Securing Borrowings as of
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Fixed rate mortgages	6.1%	6.0%	$1,213,377	$764,967	$2,037,805	$1,322,177
Floating rate mortgages (2)	3.7%	2.0%	552,195	62,647	957,809	86,316

Sub-total	5.3%	5.7%	1,765,572	827,614	2,995,614	1,408,493

Repurchase facility	3.7%	N/A	61,478	—	82,127	N/A
Other secured borrowings	N/A	1.4%	—	13,352	N/A	63,894

Sub-total	3.7%	1.4%	61,478	13,352	82,127	63,894

Total	5.3%	5.6%	$1,827,050	$840,966	$3,077,741	$1,472,387

(1)	Amounts presented are net of unamortized discounts to the face value of our outstanding fixed-rate mortgages of $5.7 million and $6.2 million as of June 30, 2010 and December 31, 2009, respectively.
(2)	As of both June 30, 2010 and December 31, 2009, floating-rate mortgage notes were subject to interest rates at spreads of 1.40% to 3.50% over one-month LIBOR.

As of June 30, 2010, 20 mortgage notes were interest only and 24 mortgage notes were fully amortizing with outstanding principal balances of approximately $1.1 billion and $692.3 million, respectively. Six of our mortgage notes with an aggregate outstanding principal balance as of June 30, 2010 of approximately $87.5 million have initial maturities before June 30, 2012. As of June 30, 2010, we were in compliance with all financial covenants.

Borrowing Activity

During the six months ended June 30, 2010, we incurred significant additional borrowings in connection with our acquisition of the NOIP Portfolio. We also incurred additional debt secured by certain of our previously unencumbered real properties and entered into a repurchase facility. The following tables summarizes certain critical terms related to this borrowing activity for the six months ended June 30, 2010 (dollar amounts in thousands).

Borrowing	Lender	Loan Amount	Amortizing / Interest Only	Fixed / Floating Rate	Stated Interest Rate (1)	Maturity Date
Senior Mortgage Fixed Rate Financing:
Harborside	NY Life	$125,000	Amortizing	Fixed Rate	5.50%	December 2016
NOIP Fixed Rate Loan	Wells Fargo Bank / Bank of America	185,000	Amortizing	Fixed Rate	5.46%	July 2020
Campus Road Office Center	NY Life	35,000	Amortizing	Fixed Rate	4.75%	July 2015

Subtotal/Weighted Average		345,000			5.40%

Senior Mortgage Floating Rate Financing:
NOIP Floating Rate Loan	Wells Fargo	443,030	Interest Only	Floating	4.50%	July 2012
New England Retail Portfolio Loan	Wells Fargo	49,700	Interest Only	Floating	4.45%	July 2012

Subtotal/Weighted Average		492,730			4.49%

Mezzanine Loan Financing:
Tranche 1	iStar Financial	27,000	Amortizing	Fixed Rate	5.46%	June 2015
Tranche 2	iStar Financial	12,438	Interest Only	Fixed Rate	10.00%	June 2013
Tranche 3	iStar Financial	66,157	Interest Only	Fixed Rate	10.00%	June 2013

Subtotal/Weighted Average		105,595			8.84%
Other Secured Borrowings:
Repurchase Facility	Wells Fargo	61,500	Amortizing	Floating	3.69%	June 2013

Total Borrowing Activity		$1,004,825			5.21%

(1)	The stated interest rate for floating rate borrowings is based upon the applicable LIBOR rate as of June 30, 2010.

The following discussion provides further detail of the borrowings summarized in the above table. Certain of these borrowings include restrictions, covenants, customary market carve-outs and/or guarantees by us. Certain financial covenants referenced below include tests of our general liquidity and debt servicing capability as well as certain collateral specific performance and valuation ratios. Specifically, we are required by certain of our borrowing arrangements to maintain the following financial covenants: (i) an interest coverage ratio of 1.75 to 1.00 or higher, (ii) a fixed charge coverage ratio of 1.50 to 1.00 or higher, (iii) a leverage ratio not to exceed 75%, (iv) a minimum liquidity of $10.0 million and (v) a minimum tangible net worth of $750.0 million. As of June 30, 2010, we were in compliance with all of these financial covenants.

Certain of the borrowings summarized in the above table are subject to customary market carve-outs, which may result in loans becoming recourse to us or our Operating Partnership. Such customary market carve-outs would trigger these recourse provisions generally as a result of actions on our part that would constitute “bad acts” such as fraud, voluntary bankruptcy and/or gross negligence. Certain of the borrowings include limited recourse to us and/or guarantees by us. Such recourse and/or guarantees are limited in nature and should not, in any case, exceed the amount of the outstanding principal borrowings plus any accrued interest payable to the lender and cost related to an event of a default by us.

Harborside and NOIP Fixed Rate Loan

On June 25, 2010, we entered into two senior mortgage fixed rate amortizing loans to partially finance our acquisition of the National Office and Industrial Portfolio for which we received loan proceeds of $125.0 million from New York Life Insurance Company (the “Harborside Loan”) and $185.0 million from Wells Fargo Bank, National Association and Bank of America, National Association (the “NOIP Fixed Rate Loan”). The Harborside Loan is secured by one office property included in the National Office and Industrial Portfolio located in the Northern New Jersey market. The Harborside Loan matures in December 2016, includes two one-year extension options, subject to certain provisions and bears interest at 5.50% during the initial term. The Harborside Loan is nonrecourse to us during the initial term of the loan, subject to customary market carve-outs. However, the Harborside Loan may have limited recourse to us during the extension periods subject to certain provisions. The NOIP Fixed Rate Loan is secured by 14 office and industrial properties included in the National Office and Industrial Portfolio and matures in July 2020. The NOIP Fixed Rate Loan bears interest at approximately 5.46% and is nonrecourse to us and our Operating Partnership, subject to customary market carve-outs. The Harborside Loan and the NOIP Fixed Rate Loan both contain certain restrictions and covenants that are customary for loans of this nature, including certain restrictions regarding change in control of the underlying collateral and/or borrowers and certain financial covenants with which we and/or the underlying borrowing entities must comply.

Campus Road Office Center Loan

On June 11, 2010, we entered into a financing agreement with New York Life Insurance Company that is secured by one previously unencumbered office property located in the Princeton, New Jersey market (the “Campus Road Office Center”) for which we received loan proceeds of $35.0 million. This financing consisted of a fixed rate mortgage note that bears interest at 4.75% that is interest only for the first two years and then converts to an amortizing loan. This loan has a contractual maturity in May 2023; however, the expected maturity date of this loan, based on the loan’s underlying structure, is July 2015. This loan is nonrecourse to us and our Operating Partnership, subject to customary market carve-outs. This loan contains restrictions and covenants that are customary for loans of this nature, including certain restrictions regarding change in control of the underlying collateral and/or borrower and certain covenants with which we and/or the underlying borrowing entities must comply.

NOIP Floating Rate Loan

On June 25, 2010, we entered into a senior floating rate loan (the “NOIP Floating Rate Loan”) with Wells Fargo Bank, National Association to partially finance our acquisition of the National Office and Industrial Portfolio. We received loan proceeds of approximately $443.0 million from the NOIP Floating Rate Loan. The NOIP Floating Rate Loan bears interest at 3.5% over the one month LIBOR rate, subject to a 1.00% LIBOR floor, resulting in an all-in rate as of June 30, 2010 of 4.50%. The NOIP Floating Rate Loan is secured by 17 office and industrial properties included in the National Office and Industrial Portfolio. The initial term of the NOIP Floating Rate Loan matures in July 2012 and includes three one-year extension options that are subject to certain provisions for which we must qualify. In addition to standard nonrecourse carve-outs, the NOIP Floating Rate Loan provides for limited recourse to our Operating Partnership. The NOIP Floating Rate Loan contains restrictions and covenants that include certain restrictions regarding change in control of the underlying collateral and/or borrower and certain financial covenants with which we and/or the underlying borrowing entities must comply. Such financial covenants include compliance requirements based upon measurement thresholds related to our net worth and debt service paying capacity.

New England Retail Portfolio Debt Financing

On June 24, 2010, we entered into a financing agreement with Wells Fargo Bank, National Association that is secured by ten previously unencumbered retail real properties located in the New England market for which we received initial loan proceeds of $49.7 million. This financing consists of one interest only, floating rate mortgage note that bears interest at 3.45% over the one month LIBOR rate, subject to a 1.00% LIBOR floor, resulting in an all-in rate as of June 30, 2010 of 4.45%. This loan matures in July 2012 and includes three one-year extension options that are subject to certain provisions for which we must qualify. This loan is nonrecourse to us or our Operating Partnership, subject to customary market carve-outs. This loan contains restrictions and covenants that are customary for loans of this nature, including certain restrictions regarding change in control of the underlying collateral and/or borrower and certain financial covenants with which we and/or the underlying borrowing entities must comply.

Mezzanine Loan Financing

On June 25, 2010, we entered into two mezzanine loans with the Sellers (collectively referred to as the “Mezzanine Loans”) to partially finance our acquisition of the NOIP Portfolio. The Mezzanine Loans totaled approximately $105.6 million and are secured by our equity interests in 31 of the 32 properties included in the NOIP Portfolio. The Mezzanine Loans include (i) a tranche for an amount of $27.0 million that bears interest at approximately 5.46%, requires monthly amortization payments (based upon a 30-year amortization schedule) and matures in June 2020, (ii) a second, interest only, tranche for an amount of approximately $12.4 million that bears interest at a rate of 10.00% for the first 3 years, 12.00% for the 4th through the 7th year, and 13.00% thereafter, and matures in June 2020 and (iii) a third, interest only, tranche for an amount of approximately $66.2 million that bears interest at 10.00% and matures in June 2013. We anticipate that the effective maturity dates for the above tranches will be June 2015, June 2013 and June 2013, respectively, due to the Sellers ability to put the mezzanine loans to us at their option on those dates. The Mezzanine Loans, through the Sellers’ rights to exercise their put option, are enforceable against our Operating Partnership. The Mezzanine Loans contain restrictions and covenants that are customary for loans of this nature, including certain restrictions regarding change in control of the underlying collateral and/or borrower.

Repurchase Facility

On June 25, 2010, a wholly-owned subsidiary of ours (the “Repo Seller”), entered into a master repurchase and securities contract (the “Repo Facility”) with Wells Fargo Bank, National Association (the “Buyer”). Under the Repo Facility, from time to time during the period ending June 24, 2011, the parties thereto may enter into transactions in which Repo Seller and Buyer agree to transfer from Repo Seller to Buyer all of its rights, title and interest to certain senior mortgage loans and other assets (the “Assets”) against the transfer of funds by Buyer to Repo Seller, with a simultaneous agreement by Buyer to transfer back to Repo Seller such Assets at a date certain or on demand, against the transfer of funds from Repo Seller to Buyer. Each such transaction is referred to as a “Transaction.” The maximum amount of the Repo Facility is $100.0 million. The maturity date of the Repo Facility is June 2013 unless it is extended pursuant to the two one-year extensions available to the Repo Seller.

Pursuant to the Repo Facility, Repo Seller shall pay Buyer an ongoing price differential, which is based upon the purchase price paid by Buyer to Repo Seller in a given Transaction, at a pricing rate equal to LIBOR plus the applicable spread. The applicable spread will vary per Transaction depending upon the particular Asset transferred from the Repo Seller to the Buyer and the purchase price paid by the Buyer to Repo Seller in exchange for that Asset upon closing of the relevant Transaction.

Pursuant to a guarantee agreement dated as of June 25, 2010 (the “Guarantee Agreement”) among us and our Operating Partnership (each a “Guarantor” and collectively the “Guarantors”), and the Buyer, the Guarantors have unconditionally and irrevocably guaranteed to Buyer the punctual payment and performance when due, whether at stated maturity, acceleration or otherwise, of all of the following: (a) all payment obligations owing by Repo Seller to Buyer under or in connection with the Repo Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the forgoing; (b) all expenses, including, without limitation, reasonable attorneys’ fees and disbursements, that are incurred by Buyer in the enforcement of any of the foregoing or any obligation of the Guarantors; and (c) any other obligations of Repo Sellers with respect to Buyer under each of the governing documents. Notwithstanding these guarantees, unless certain breaches occur, there is a cap that limits the amount we have guaranteed to pay based on the value of the Asset transferred.

The Repo Facility contains various customary representations and warranties, covenants, events of default and other customary provisions contained in repurchase agreements.

In connection with the Repo Seller’s entry into the Repo Facility, on June 25, 2010, Repo Seller transferred to Buyer three of our senior mortgage debt investments for proceeds of approximately $61.5 million under the Repo Facility, and the weighted average pricing rate associated with these Transactions was initially set at LIBOR plus 334 basis points, resulting in an all-in rate as of June 30, 2010 of 3.69%.

This transaction is treated as a financing transaction, as we (the seller), can cause the buyer to return the assets sold at any time during the life of the Repo Facility.

The following table sets forth contractual scheduled maturities of our mortgage notes and related details, including mortgage notes that may be subject to certain extension options, as of June 30, 2010 (dollar amounts in thousands).

		As of June 30, 2010
Year Ending December 31,	Number of Mortgage Notes Maturing (1)	Outstanding Balance (2)	Gross Investment Amount of Properties Securing Mortgage Notes Maturing
2010 (3)	2	$6,521	$24,196
2011	3	59,641	73,796
2012	3	514,030	902,353
2013	2	78,595	—
2014	3	93,496	156,411
2015	6	126,321	197,229
2016	13	316,012	581,527
2017	8	303,649	471,545
2018	0	—	—
2019	0	—	—
Thereafter	6	267,307	588,557

Total	46	$1,765,572	$2,995,614

(1)	Mortgage notes presented exclude other secured borrowings of approximately $61.5 million related to our master repurchase facility account, which matures in June 2013 and is subject to two one-year extensions.
(2)	Of the outstanding principal balances of mortgage notes maturing in 2010 and 2011, approximately $46.5 million are subject to extensions options beyond December 31, 2011 and approximately $19.7 million of our mortgage notes have maturity dates that cannot be extended beyond December 31, 2011. Mortgage notes that are subject to extension options are also subject to certain lender covenants and restrictions that we must meet to extend the initial maturity date. We currently cannot assert with any degree of certainty that we will qualify for these extensions upon the initial maturity date of these mortgage notes.
(3)	Amount represents the remainder of 2010.

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

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps, caps and collars as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium payment. Interest rate collars designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable-rate amounts if interest rates fall below the floor strike rate on the contract. In connection with the borrowing activity noted in Note 6, we entered into and plan to enter into certain interest rate derivatives with the goal of mitigating our exposure to fluctuations in interest rates subject to the one-month LIBOR rate.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges under Accounting Standards Codification Topic 815 (“ASC Topic 815”) is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the next 12 months, we estimate that an additional approximately $2.6 million will be reclassified as an increase to interest expense related to previous hedges of fixed rate debt issuances. The term of these fixed rate debt issuances will mature during 2018 and 2019. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The table below presents a reconciliation of the beginning and ending balances of our accumulated other comprehensive loss related to the effective portion of our cash flow hedges as presented on our balance sheet (amounts in thousands).

Accumulated Other Comprehensive Income
Beginning balance as of December 31, 2009:	$(23,383)
Amortization of interest expense	1,377
Change in fair value	(115)
Attribution of OCI to noncontrolling interests	(48)

Ending balance as of June 30, 2010:	$(22,169)

Designated Hedges

As of June 30, 2010, we had two unsettled outstanding interest rate caps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $96.2 million. As of December 31, 2009, we had one unsettled outstanding interest rate cap that was designated as a cash flow hedge of interest rate risk with a notional amount of $46.5 million, which matured in June 2010.

Undesignated Hedges

Derivatives not designated as hedges are not speculative and are used to hedge our exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a loss of approximately $112,000 for both the three and six months ended June 30, 2010. As of June 30, 2010, we had one outstanding interest rate cap that was not designated as a hedge with a notional amount of approximately $336.0 million. This interest rate cap was recorded as an asset on balance sheet with a fair value of approximately $206,000. As of December 31, 2009, we had one outstanding interest rate collar that was not designated as a hedge with a notional amount of $9.7 million and a fair value of approximately $28,000 recorded as a liability. The collar matured during the three months ended March 31, 2010.

Fair Values of Derivative Instruments

The table below presents the fair value of our derivative financial instruments as well as their classification on our accompanying balance sheet as of June 30, 2010 (amounts in thousands).

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of June 30, 2010 Fair Value	As of December 31, 2009 Fair Value	Balance Sheet Location	As of June 30, 2010 Fair Value	As of December 31, 2009 Fair Value
Derivatives designated as hedging instruments under ASC Topic 815 Interest rate contracts	Other assets	$31	$—	Other Liabilities	$—	$—

Total derivatives designated as hedging instruments under ASC Topic 815		31	—		—	—
Derivatives not designated as hedging instruments under ASC Topic 815 Interest rate contracts	Other assets	206	—	Other Liabilities	—	(28)

Total derivatives not designated as hedging instruments under ASC Topic 815		206	—		—	(28)

Total derivatives		$237	$—		$—	$(28)

Effect of Derivative Instruments on the Statement of Operations

The table below presents the effect of our derivative financial instruments on our accompanying statements of operations for the three and six months ended June 30, 2010 and 2009 (amounts in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Derivatives Destingated as Hedging Instruments

Derivative type	Interest rate contracts	Interest rate contracts	Interest rate contracts	Interest rate contracts

Amount of gain or (loss) recognized in OCI (effective portion)	$(115)	$3,525	$(115)	$4,965

Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Interest expense	Interest expense	Interest expense	Interest expense

Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)	$(695)	$(665)	$(1,377)	$(980)

Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) on derivatives	Gain (loss) on derivatives	Gain (loss) on derivatives	Gain (loss) on derivatives

Amount of gain or (loss) recognized in income due to missed forecast (ineffective portion and amount excluded from effectiveness testing)	$—	$(8,578)	$—	$(8,990)

Derivatives Not Destingated as Hedging Instruments

Derivative type	Interest rate contracts	Interest rate contracts	Interest rate contracts	Interest rate contracts

Location of gain or (loss) recognized in income	Gain (loss) on derivatives	Gain (loss) on derivatives	Gain (loss) on derivatives	Gain (loss) on derivatives

Amount of gain (loss) recognized in income	$(112)	$(23)	$(112)	$978

Credit Related Contingent Features

As of June 30, 2010, we did not have any derivatives that contained credit related contingent features that could result in a cash outlay due to collateral posting requirements of termination events.

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

For the three and six months ended June 30, 2010, we incurred rent obligations of approximately $1.5 million and $3.1 million, respectively, under our lease agreements with the investors who had participated in our Operating Partnership’s private placements. During the same periods in 2009, we incurred rent obligations of approximately $1.6 million and $3.1 million, respectively, under our lease agreements with the investors who had participated in our Operating Partnership’s private placements. The various lease agreements in place as of June 30, 2010 contained expiration dates ranging from June 2019 to November 2037.

During the three months ended June 30, 2010, we exercised our option to acquire, at fair value, approximately $47.3 million of previously sold fractional interests in two retail properties for approximately 4.7 million OP Units issued at a price of $10.00 per OP Unit in accordance with the purchase option agreement. The result of this activity was a net decrease in our financing obligations of approximately $47.3 million for the six months ended June 30, 2010 and an increase in noncontrolling interest of approximately $43.3 million. This increase in noncontrolling interest was comprised of approximately $47.3 million in gross fractional interests acquired, less approximately $4.0 of unamortized upfront costs associated with these fractional interest that were previously accounted for as deferred loan costs.

9. FAIR VALUE DISCLOSURES

The table below presents certain of our significant assets measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy set forth by ASC Topic 820 within which those measurements fall (amounts in thousands).

	Level 1	Level 2	Level 3	Total
As of June 30, 2010:
Assets
Preferred equity	$14,207	$—	$—	$14,207
CMBS and CRE-CDOs	—	—	990	990

Investment in real estate securities	14,207	—	990	15,197

As of December 31, 2009:
Assets
Preferred equity	$63,894	$—	$—	$63,894
CMBS and CRE-CDOs	—	—	8,792	8,792

Investment in real estate securities	63,894	—	8,792	72,686

The table below presents a reconciliation of the beginning and ending balances of certain of our significant assets having fair value measurements between December 31, 2009 and June 30, 2010 (amounts in thousands).

	Preferred Equity	CMBS and CRE-CDOs (1)
Beginning balance as of December 31, 2009	$63,894	$8,792

Included in net income (loss)	(32,272)	(6,919)
Included in other comprehensive income (loss)	8,684	(883)
Purchases, issuances and settlements	(26,099)	—

Total change in fair value	$(49,687)	$(7,802)
Transfers in and/or out of Level 3	—	—

Ending balance as of June 30, 2010	$14,207	$990

(1)	Amounts presented include an other-than-temporary impairment charge of approximately $5.4 million, amortization due to the cost recovery method of accounting of approximately $1.8 million offset by net amortization of approximately $265,000.

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

Nonrecurring Fair Value Measurements

During the six months ended June 30, 2010, we recognized provision losses related to one of our debt related investments in the accompanying statements of operations. This provision was entirely related to one B-note debt investment and we recorded a complete loss for the debt investment based on our determination that future cash flows from this investment were highly uncertain and that there was no fair value attributable to the debt investment as of June 30, 2010. Our estimate of the fair value of this debt investment was made primarily using a discounted cash flow analysis of the underlying collateral that was comprised of unobservable market assumptions and market data. Such assumptions considered factors such as market leasing rates, prospects for lease renewal, acquisition of new tenants, the incurrence of possible capital expenditures, consideration of the in-place financing structure, comparable sales of similar properties and/or debt investments, transaction costs and the potential for additional financing and/or refinancing. We consider the Level 3 inputs used in determining the fair value of this debt investment to be significant. As such, this investment falls under the Level 3 category of the fair value hierarchy.

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

The fair values estimated below are indicative of certain interest rate and other assumptions as of June 30, 2010 and December 31, 2009, and may not take into consideration the effects of subsequent interest rate or other assumption fluctuations, or changes in the values of underlying collateral. The fair values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate their carrying values because of the short-term nature of these instruments. In addition, we determined that the fair value of our other secured borrowings approximate their carrying values as of June 30, 2010 and December 31, 2009.

The carrying amounts and estimated fair values of our other financial instruments as of June 30, 2010 and December 31, 2009 were as follows (amounts in thousands).

	As of June 30, 2010		As of December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Investments in real estate securities	$15,197	$15,197	$72,686	$72,686
Fixed-rate debt related investments, net	117,080	117,253	106,562	103,691
Floating-rate debt related investments, net	33,947	31,951	33,950	30,328
Derivative instruments	237	237	—	—

Liabilities:
Fixed-rate mortgage notes	$1,213,377	$1,202,451	$764,967	$723,005
Floating-rate mortgage notes	552,195	541,087	62,647	61,202
Derivative liabilities	—	—	28	28
Repurchase Facility	61,478	61,478	—	—

See Note 9 for details regarding methodologies and key assumptions applied to determining the fair value of our investments in real estate securities and derivative liabilities. The methodologies used and key assumptions made to estimate fair values of the other financial instruments described in the above table are as follows:

Debt Related Investments — The fair value of our debt investments as of June 30, 2010 and December 31, 2009, was estimated using a discounted cash flow analysis that utilized estimates of scheduled cash flows and discount rates estimated to approximate those that a willing buyer and seller might use. Our estimate of such discount rates are based on unobservable Level 3 inputs, which we have determined to be our best estimate of current market rates of similar instruments.

Mortgage Notes — The fair value of our fixed-rate mortgage notes as of June 30, 2010 and December 31, 2009, was estimated using a discounted cash flow analysis, based on our estimate of market interest rates. Credit spreads relating to the underlying instruments are based on unobservable Level 3 inputs, which we have determined to be our best estimate of current market spreads of similar instruments.

11. NONCONTROLLING INTERESTS

Our noncontrolling interests consist of three components: (i) joint venture partnership interests held by our partners, (ii) OP Units held by third parties and our Advisor and (iii) special units held by the parent of our Advisor. The following table summarizes noncontrolling interest balances as of June 30, 2010 and December 31, 2009 in terms of cumulative contributions, distributions and cumulative allocations of net income (loss) (amounts in thousands).

	As of June 30, 2010	As of December 31, 2009
OP Units:
Contributions	$106,809	$63,527
Distributions	(9,111)	(6,917)
Share of net loss	(7,997)	(8,062)
Share of comprehensive loss	2,506	3,481

Subtotal	92,207	52,029
Joint Venture Partner Interests:
Contributions	$35,420	35,383
Distributions	(14,472)	(13,328)
Share of net loss	(2,632)	(2,514)

Subtotal	18,316	19,541
Special Units:
Contributions	1	1
Distributions	—	—
Share of net loss	—	—

Subtotal	1	1

Total	$110,524	$71,571

OP Units

As of June 30, 2010 and December 31, 2009, we owned approximately 94.0% and 96.3% of our Operating Partnership, respectively, and the remaining interests in our Operating Partnership were owned by third-party investors and our Advisor. After a period of one year from the date of issuance, holders of OP Units may request the Operating Partnership to redeem their OP Units. We have the option of redeeming the OP Units with cash, shares of our common stock, or with a combination of cash and shares of our common stock.

In May 2005, our Operating Partnership issued 20,000 OP Units to our Advisor for gross proceeds of $200,000, which represented less than a 0.1% ownership interest in our Operating Partnership as of June 30, 2010. In addition, as of June 30, 2010 and December 31, 2009, our Operating Partnership had issued approximately 11.7 million and 7.0 million OP Units, respectively, to third-party investors in connection with its private placement offerings, and such units had a maximum approximate redemption value of $117.4 million and 70.0 million, respectively, based on the most recent selling price of our common stock pursuant to a primary offering. During the six months ended June 30, 2010, our Operating Partnership issued approximately 4.7 million OP units.

12. STOCKHOLDERS’ EQUITY

Common Stock

We have raised equity capital through selling shares of our common stock pursuant to two public offerings and reinvestment of dividends by our stockholders through our distribution reinvestment plan (the “DRIP Plan”). We terminated our primary public offering in 2009. We have and intend to continue to offer shares of common stock through our DRIP Plan. The following table summarizes shares sold, gross proceeds received and the commissions and fees paid by offering as of June 30, 2010 (amounts in thousands).

	Shares	Gross Proceeds	Commissions and Fees	Net Proceeds
Shares sold in the initial offering	114,742	$1,136,968	$(104,295)	$1,032,673
Shares sold in the follow-on offering	67,140	659,831	(55,329)	604,502
Shares sold pursuant to our distribution reinvestment plan in the initial offering	3,455	32,825	(309)	32,516
Shares sold pursuant to our distribution reinvestment plan in the follow-on offering	12,150	115,431	—	115,431
Shares repurchased pursuant to our share redemption program	(14,628)	(136,843)	—	(136,843)

Total	182,859	$1,808,212	$(159,933)	$1,648,279

For the six months ended June 30, 2010, approximately 2.9 million shares of our common stock were issued in connection with the DRIP Plan for net proceeds of approximately $27.1 million. During the six months ended June 30, 2010, we redeemed approximately 2.9 million shares of common stock pursuant to our share redemption program for a total repurchase amount of approximately $26.9 million.

During the three and six months ended June 30, 2010, we declared distributions to our common stockholders of approximately $27.6 million and $55.2 million, respectively. Of these amounts, approximately $14.6 million and $28.9 million, respectively, were paid or payable in cash and approximately $13.0 million and $26.3 million, respectively, were reinvested in shares of our common stock pursuant to our DRIP Plan. For the same periods in 2009, we declared distributions to our common stockholders of approximately $25.6 million and $50.0 million, respectively. Of these amounts, approximately $12.2 million and $23.4 million, respectively, were paid or payable in cash and approximately $13.4 million and $26.6 million, respectively, were reinvested in shares of our common stock pursuant to our DRIP Plan.

13. RELATED PARTY TRANSACTIONS

Our Advisor

Our day-to-day activities are managed by our Advisor, under the terms and conditions of the Advisory Agreement. Our Advisor is considered to be a related party as certain indirect owners and employees of our Advisor serve as our executives. The responsibilities of our Advisor include, among other things, the selection and underwriting of our real property, debt related investments and real estate securities, the negotiations for these investments, the asset management and financing of these investments and the selection of prospective joint venture partners. As of June 30, 2010 and December 31, 2009, we owed approximately $56,000 and $35,000, respectively, to our Advisor and affiliates of our Advisor for such services and reimbursement of certain expenses.

Acquisition Fees

Pursuant to the Advisory Agreement, we pay certain acquisition fees to the Advisor. For each real property acquired in the operating stage, the acquisition fee is an amount equal to 1.0% of our proportional interest in the purchase price of the property. For each real property acquired prior to or during the development or construction stage, the acquisition fee will be an amount not to exceed 4.0% of the total project cost (which will be the amount actually paid or allocated to the purchase, development, construction or improvement of a property exclusive of acquisition fees and acquisition expenses). The Advisor also is entitled to receive an acquisition fee of 1.0% of the principal amount in connection with the origination or acquisition of any type of debt investment including, but not limited to, the origination of mortgage loans, B-notes, mezzanine debt, participating debt (including with equity-like features), non-traded preferred securities, convertible debt, hybrid instruments, equity instruments and other related investments. Approximately $14.0 million acquisition fees were earned by the Advisor during the three and six months ended June 30, 2010, primarily related to the acquisition of the National Office and Industrial Portfolio. During the same period in 2009, our Advisor earned approximately $650,000 and $1.3 million, respectively, in acquisition fees.

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

“Direct Real Properties“: shall mean those real properties acquired directly by us without the advice or participation of a product specialist engaged by the Advisor.

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

In addition, both before and after the Dividend Coverage Ratio Date, the asset management fee for all real property assets (acquired both prior to and after the Dividend Coverage Ratio Date) includes a fee of 1.0% of the sales price of individual real property assets upon disposition. To date, we have not met the Dividend Coverage Ratio threshold. As such, as of June 30, 2010, we have and continue to pay our Advisor asset management fees pursuant to the asset management fee structure applicable to us prior to the Dividend Coverage Ratio Date.

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

For the three and six months ended June 30, 2010, our Advisor earned approximately $4.3 million and $8.0 million in asset management fees, respectively. For the same period in 2009, our Advisor earned approximately $3.2 million and $6.1 million in asset management fees, respectively.

Other Expense Reimbursements

We are also obligated, subject to certain limitations, to reimburse our Advisor for certain expenses incurred on our behalf for providing services contemplated in the Advisory Agreement (the Advisor utilizes its employees to provide such services and in certain instances that includes our named executive officers) provided that the Advisor does not receive a specific fee for the activities that generate the expenses to be reimbursed. For the three and six months ended June 30, 2010, we incurred approximately $385,000 and $641,000, respectively, of these expenses, which we reimbursed to the Advisor. We record these reimbursements as general and administrative expenses in our statements of operations. For the same period in 2009, we incurred approximately $185,000 and $383,000, respectively, of these expenses.

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

The Advisor’s product specialists are and will be compensated through a combination of (i) reallowance of acquisition, disposition, asset management and/or other fees paid by us to the Advisor and (ii) potential profit participation in connection with specific portfolio asset(s) identified by them and invested in by us. We may enter into joint ventures or other arrangements with affiliates of the Advisor to acquire, develop and/or manage real properties. As of June 30, 2010, our Advisor had entered into joint venture and/or product specialist arrangements with two current affiliates (Dividend Capital Investments LLC and FundCore LLC) and one former affiliate (DCT Industrial Trust Inc.), as discussed below in more detail.

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

As of June 30, 2010, we had acquired two debt related investments pursuant to our arrangement with the Debt Advisor with a carrying amount of approximately $17.0 million and paid an acquisition fee of approximately $610,000 to our Advisor, which was fully reallowed to FundCore LLC.

In addition, HRP earned a fee of $1.0 million in connection with services it rendered to us in obtaining financing for our acquisition of the NOIP Portfolio, which we paid subsequent to closing.

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

In June 2007, DCT Joint Venture I LLC incurred a secured $16.0 million 6.0% interest note, maturing with one balloon payment in July 2014 to DCT. Interest is due monthly on the unpaid balance. For the three and six months ended June 30, 2010, we recognized interest expense from this mortgage note of approximately $241,000 and $481,000, respectively. For the same period in 2009, we recognized interest expense from this mortgage note of approximately $241,000 and $481,000, respectively.

14. NET INCOME (LOSS) PER COMMON SHARE

Reconciliations of the numerator and denominator used to calculate basic net income (loss) per common share to the numerator and denominator used to calculate diluted net income (loss) per common share for the three and six months ended June 30, 2010 and 2009, are described in the following table (amounts in thousands, except per share information).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Numerator	2010	2009	2010	2009
Net income (loss) for basic earnings per share attributable to common stockholders	$7,508	$(18,377)	$994	$(18,702)
Dilutive noncontrolling interests share in net income (loss)	313	(769)	65	(783)

Numerator for diluted earnings per share – adjusted income (loss)	$7,821	$(19,146)	$1,059	$(19,485)

Denominator
Weighted average shares outstanding-basic	184,321	170,514	184,301	166,746
Incremental weighted average shares effect of conversion of OP units	7,655	7,138	7,323	7,176

Weighted average shares outstanding-diluted	191,976	177,652	191,624	173,922

NET LOSS PER COMMON SHARE
Net income (loss) attributable to common stockholders - basic	$0.04	$(0.11)	$0.01	$(0.11)
Net income (loss) attributable to common stockholders - diluted	$0.04	$(0.11)	$0.01	$(0.11)

15. SEGMENT INFORMATION

We have three business segments, which are real property, debt related investments and real estate securities. We organize and analyze the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, investment strategies and objectives and distinct management of each segment. The following table sets forth components of net operating income (“NOI”) of our segments for the three and six months ended June 30, 2010 and 2009 (amounts in thousands).

	For the Three Months Ended June 30,
	Revenues		NOI
	2010	2009	2010	2009
Real property	$40,758	$36,271	$30,606	$27,216
Debt related investments (1)	4,094	2,262	4,094	2,262
Real estate securities	770	1,429	770	1,429

Total	$45,622	$39,962	$35,470	$30,907

	For the Six Months Ended June 30,
	Revenues		NOI
	2010	2009	2010	2009
Real property	$79,649	$69,912	$58,465	$51,819
Debt related investments (1)	8,080	4,468	8,080	4,468
Real estate securities	2,205	5,130	2,205	5,130

Total	$89,934	$79,510	$68,750	$61,417

(1)	Includes operating results from our investment in an unconsolidated joint venture.

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

The following table is a reconciliation of our NOI to our reported net income (loss) from continuing operations for the three and six months ended June 30, 2010 and 2009 (amounts in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net operating income	$35,470	$30,907	$68,750	$61,417
Interest and other income	40	836	245	2,101
Depreciation and amortization expense	(15,283)	(14,810)	(31,081)	(28,989)
General and administrative expenses	(1,731)	(1,410)	(3,101)	(2,497)
Asset management fees, related party	(4,338)	(3,177)	(7,957)	(6,131)
Interest expense	(15,768)	(14,551)	(30,620)	(27,186)
Acquisition-related expenses net of other gains	(19,080)	(1,739)	(19,084)	(3,776)
Gain (loss) on derivatives	(112)	(8,601)	(112)	(8,012)
Gain on disposition of real estate securities	32,272	—	32,272	—
Other-than-temporary impairment on securities	(3,695)	(6,678)	(5,387)	(6,678)
Provision for loss on debt related investments	—	—	(2,984)	—
Net income (loss) attributable to noncontrolling interests	(267)	846	53	1,049

Net income (loss) attributable to common stockholders	$7,508	$(18,377)	$994	$(18,702)

The following table reflects our total assets by business segment as of June 30, 2010 and December 31, 2009 (amounts in thousands).

	As of June 30, 2010	As of December 31, 2009
Segment assets:
Net investments in real property	$2,909,513	$1,539,408
Debt related investments, net (1)	151,027	157,898
Investments in real estate securities	15,197	72,686

Total segment assets, net	3,075,737	1,769,992

Non-segment assets:
Cash and cash equivalents	162,572	514,786
Other non-segment assets (2)	87,838	78,213

Total assets	$3,326,147	$2,362,991

(1)	Includes our investment in an unconsolidated joint venture. See Note 5.
(2)	Other nonsegment assets primarily consist of corporate assets including restricted cash and certain loan costs, including loan costs associated with our financing obligations.

16. SUBSEQUENT EVENTS

We have evaluated subsequent events for the period from June 30, 2010, the date of these financial statements, through the date these financial statements are issued.

Potential Disposition of Real Properties Included in the NOIP Portfolio

In August 2010, we entered into an agreement to sell a portfolio of six industrial properties comprising approximately 4.7 million net rentable square feet that we had acquired as part of the NOIP Portfolio that are 100% leased to Goodyear Tire and Rubber Company (the “Goodyear Portfolio”). Pursuant to this agreement, we anticipate selling the Goodyear Portfolio for a purchase price of approximately $172.5 million. Furthermore, we anticipate that certain proceeds from the disposition of the Goodyear Portfolio will be used to repay approximately $165.7 million of the outstanding principal balance of the NOIP Floating Rate Loan and approximately $3.4 million of the outstanding principal balance of the mezzanine loans related to the NOIP Portfolio. Specifically, we expect that the approximate $3.4 million repayment will be related to the $66.2 million tranche of the mezzanine loan financing associated with the NOIP Portfolio. This tranche matures in June 2013 and bears interest at 10.00%. We currently expect that we will dispose of the Goodyear Portfolio in the third quarter of 2010. However, there can be no assurance that the disposition and related repayments of borrowings will be consummated on the terms described above or at all.

Partial Repayment of Mezzanine Loan

        In July 2010, we repaid the Sellers of the NOIP Portfolio $25.0 million of the interest only, $66.2 million tranche of the mezzanine loan financing associated with the NOIP Portfolio. This tranche matures in June 2013 and bears interest at 10.00%.

Northrop Litigation

        On July 14, 2010, Northrop Grumman Systems Corporation (“Northrop”) filed a complaint in the Circuit Court of Fairfax County, Virginia against iStar NG, LP, TRT Acquisitions, LLC, TRT NOIP Colshire - McLean LLC, and Dividend Capital Total Realty Trust Inc. (together, the “Dividend Capital Defendants”) and iStar Financial Inc. (“iStar Financial” and, together with Dividend Capital Defendants, the “Defendants”). Northrop’s Complaint pertains to a real estate project containing two commercial office buildings and a parking garage located at 7555-7575 Colshire Drive in McLean, Virginia (the “Project”). TRT NOIP Colshire - McLean LLC, a wholly-owned subsidiary of Dividend Capital Total Realty Trust Inc., acquired iStar NG, LP as part of the National Office and Industrial Portfolio acquired from several subsidiaries of iStar Financial on June 25, 2010. Northrop, a holder of a leasehold interest in the Project, alleges that iStar Financial and the Dividend Capital Defendants knowingly completed the sale of the Project (rather than a sale of the owner of the Project, iStar NG, LP). Northrop’s Complaint claims that the alleged sale of the Project violated Northrop’s right of first offer (“ROFO”) contained in the relevant deed of lease. Northrop’s Complaint seeks specific performance of the ROFO, other injunctive relief, compensatory damages in the amount of $250 million, $350,000 in punitive damages, treble damages under the Virginia Business Conspiracy Statute, costs, and attorneys’ fees. On August 10, 2010, Defendants filed with the Fairfax County Circuit Court papers seeking dismissal of Northrop’s Complaint as a matter of law. In addition to defending Northrop’s Complaint generally and asserting counterclaims, the Dividend Capital Defendants have obtained indemnities from iStar Financial and insurance coverage that are subject to certain terms, conditions and limitations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements relate to, without limitation, our future capital expenditures, distributions, acquisitions and dispositions (including the amount and nature thereof), other development trends of the real estate industry, business strategies, and the growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors that may cause our results to vary are general economic and business (particularly real estate and capital market) conditions being less favorable than expected, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, including risks related to the integration of the NOIP Portfolio, availability and creditworthiness of prospective tenants, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, tenants’ ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental, regulatory and/or safety requirements, tenant bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control. For a further discussion of these factors and other risk factors that could lead to actual results materially different from those described in the forward-looking statements, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the Commission on March 30, 2009 and in this quarterly report Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

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

We closed our primary offering of common shares in September of 2009 which marked the completion of our initial capital raising stage through which we raised approximately $2.0 billion in gross proceeds and after fees, commissions and reimbursements, we realized $1.8 billion in net proceeds from both our offering of common stock and fractional interests. Since our inception, we have been actively seeking investments for our capital and with the acquisition of the National Office and Industrial Portfolio or NOIP Portfolio (discussed below) we have substantially invested all the capital raised to date. However, to a lesser extent, we will continue to seek investment opportunities that complement our existing portfolio and we will persist to evaluate certain existing investments to monetize such investments at what believe to be attractive prices. We continue to actively and vigorously manage our portfolio in order to drive growth within our existing investments.

As of June 30, 2010, we had total gross investments of approximately $3.3 billion (before accumulated depreciation of approximately $178.2 million), comprised of:

(1)	110 operating properties located in 33 geographic markets in the United States, aggregating approximately 24.3 million net rentable square feet. Our operating real property portfolio includes an aggregate gross investment amount of approximately $3.1 billion and consists of:

•	39 office properties located in 16 geographic markets, aggregating approximately 7.5 million net rentable square feet, with an aggregate gross investment amount of approximately $1.7 billion;

•

37 industrial properties located in 17 geographic markets, aggregating approximately 13.7 million net rentable square feet, with an aggregate gross investment amount of approximately $660.2 million; and

•	34 retail properties located in 10 geographic markets, aggregating approximately 3.0 million net rentable square feet, with an aggregate gross investment amount of approximately $712.7 million.

(2)	Approximately $151.0 million in net debt related investments, including (a) investments in mortgage notes of approximately $82.1 million, (b) investments in B-notes of approximately $48.9 million and (c) investments in mezzanine debt of approximately $19.9 million.

(3)	Approximately $15.2 million in real estate securities, including (a) preferred equity securities of various real estate operating companies and REITs with an aggregate fair value of approximately $14.2 million and (b) CMBS and CRE-CDOs with an aggregate fair value of approximately $1.0 million.

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

Any future and near-term investment activity is expected to be funded primarily through the use of cash on hand and the issuance and assumption of debt obligations.

•	Cash on hand — As of June 30, 2010, we had approximately $162.6 million of cash and cash equivalents.

•

The issuance and assumption of debt obligations — As of June 30, 2010, we had total debt obligations of approximately $1.8 billion comprised of approximately $1.8 billion of mortgage notes and $61.5 million of other secured borrowings outstanding.

We believe that our cash balance as of June 30, 2010 remains adequate to meet our expected capital obligations for the next twelve months. Maintaining a strong cash balance remains critical in the current market to position us well in order for us to preserve the value of our portfolio and to a lesser extent to take advantage of investment opportunities. Historically, we have been prudent in the deployment of our capital, resulting in a slower pace of investments. This caused us to carry high cash balances over the past couple of years, significantly diluting our goal of funding the payment of quarterly distributions to our investors entirely from our operations over time. With the recent investment in the National Office and Industrial Portfolio, we have made significant progress towards this goal and we believe that this investment will have a significant positive impact on our business and results from operations.

Principal Business Risks

In our view, there are several principal near-term business risks we face in achieving our business objectives.

•

The risk that the economic recovery is prolonged or a so called “double-dip” recession in the economy could have a materially adverse impact on our operations. This could manifest itself through our real property investments as a result of increased tenant bankruptcies and tenant defaults and generally lower demand for rentable space, which could lead to an oversupply of rentable space or increased rent concessions, tenant improvement expenditures or reduced rental rates to maintain occupancies. As a result, our real property portfolio could realize a decrease in cash flow and overall value which in turn could hinder our ability to fulfill our obligations such as debt service payments, operating expenses and distributions to our investors.

The economic environment and credit market conditions over the past couple of years have already impacted the performance and value of our debt related investments and securities portfolio. We have recognized provisions for loan losses and other-than-temporary impairments and reduced cash flow on our debt-related investments and securities portfolio. If the current economic environment were to persist or worsen, we may see additional impairments and further disruption in cash flow as a result.

•

The magnitude of the NOIP Portfolio acquisition comes with significant risks that include the financing we obtained to close the transaction, integration of the operations and significantly decreased levels of liquidity. This portfolio practically doubles the size our real property portfolio and the financing we obtained, in limited cases, involved recourse to our Operating Partnership. We intend to sell certain assets within this portfolio and use the proceeds to pay down debt, but disposing of a significant amount of real property assets can be difficult and we may not be able to fully execute our disposition strategy. See “Risk Factors” under Item 1A of this Quarterly Report on Form 10-Q for a more detailed discussion of the risks associated with this potential acquisition.

•

A further principal business risk is our ability to access additional debt financing on reasonable terms. Over the last few years, the U.S. credit markets have experienced severe dislocations and liquidity disruptions which have caused significant volatility in credit spreads on prospective debt financings and created uncertainties with respect to the valuation of assets. While we believe our near term debt maturities to be very manageable, over the medium to longer term, should the value of our portfolio decline significantly (possibly as a result of a prolonged economic recovery or a double-dip recession) it would be difficult to find debt financing on terms similar to our existing financing or at all which may negatively affect returns on our investments and ultimately cash available to distribute to investors.

We believe our investment and financing strategies significantly mitigate these risks. Specifically, the diversification of our portfolio combined with our longer term average lease maturity and debt maturity schedule we believe will help us to withstand a slow economic recovery. Further, the NOIP Portfolio compliments our investment and financing strategy because the majority of the leases included in the NOIP Portfolio are triple-net or absolute leases with single tenants, mitigating the integration risks described above. The execution of our disposition strategy with respect to the NOIP Portfolio will help to significantly reduce our borrowings that have shorter maturities and therefore effectively increase the average maturity of our remaining debt obligations.

Significant Transactions During the Six Months Ended June 30, 2010

Investment Activity

National Office and Industrial Portfolio

On June 25, 2010, through various wholly-owned subsidiaries, we completed the acquisition of a portfolio of office and industrial properties (the “National Office and Industrial Portfolio” or the “NOIP Portfolio”), or interests therein, from several subsidiaries of iStar Financial Inc. (the “Sellers”). The aggregate purchase price of the NOIP Portfolio was approximately $1.35 billion, adjusted for closing costs and customary prorations of taxes, operating expenses, leasing costs and other items. The NOIP Portfolio comprises a diversified portfolio of 32 office and industrial properties located in 16 markets within the United States aggregating approximately 11.3 million net rentable square feet. Included in this portfolio are 21 office properties located in 10 markets aggregating approximately 4.6 million net rentable square feet and 11 industrial properties located in nine markets aggregating 6.7 million net rentable square feet. The properties included in the National Office and Industrial Portfolio are approximately 99% leased, primarily by large corporate tenants subject to triple net leases with a weighted average lease term, based on base rent, of approximately 7.6 years. We anticipate that approximately 50% of the net operating income from the portfolio will be derived from tenants with an investment grade public credit rating. In addition, we expect approximately 95% of the portfolio’s net operating income to be derived from tenants that are publicly traded. Based on the purchase price and our estimate of year-one cash net operating income, the National Office and Industrial Portfolio was acquired at a capitalization rate of approximately 8.1%.

We believe that the NOIP Portfolio offered us an opportunity to deploy our capital to acquire high-quality, real properties leased to creditworthy tenants in premier locations throughout the United States. The NOIP Portfolio is substantially larger than any of our previous acquisitions and nearly doubled the value and size of our investments in real property. As such, this acquisition will significantly impact our results of operations and has impacted the composition and profile of our existing investments by significantly increasing the percentage of our investments in real properties compared to our debt related investments and our investments in real estate securities and the composition of the sectors of which our real property portfolio currently consists. Through the NOIP Portfolio acquisition we entered six new geographic markets. The acquisition of the NOIP Portfolio has also significantly increased our diversity of tenant and industry concentrations. Additionally, the existing lease terms included in the NOIP Portfolio significantly decreased our lease expirations as a percentage of our portfolio over the next five years, and improved our future minimum rent schedules.

Financing Activity

During the six months ended June 30, 2010, we incurred borrowings of approximately $1.0 billion, which was related to debt issued to finance the NOIP Portfolio acquisition and previously unencumbered real properties. We also entered into a master repurchase facility that provided us with borrowings collateralized by certain of our debt investments. The following table is a summary of the borrowings we incurred during the six months ended June 30, 2010 (amounts in thousands). For additional detail, please see Note 6 in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Borrowing	Loan Amount	Stated Interest Rate (1)
Senior mortgage fixed rate loans	$345,000	5.40%
Senior mortgage floating rate loans	492,730	4.49%
Mezzanine loans	105,595	8.84%
Other secured borrowings	61,500	3.69%

Total/weighted average	$1,004,825	5.21%

(1)	The stated interest rate for floating rate borrowings is based upon the applicable LIBOR rate as of June 30, 2010.

Disposition of Preferred Equity Securities

During the three months ended June 30, 2010, we received proceeds of approximately $58.4 million on the disposition of certain preferred equity securities positions. After other-than-temporary impairment charges, the adjusted basis of the securities sold was approximately $26.1 million, resulting in a net gain from the disposition of these preferred equity securities of approximately $32.3 million for the three and six months ended June 30, 2010. Before other-than-temporary impairment charges, the amount invested in the securities sold during the three months ended June 30, 2010 was approximately $78.7 million, resulting in an estimated economic loss of approximately $20.3 million. We did not dispose of any securities during the three and six months ended June 30, 2009.

Equity Capital Raise from Public Offerings

We terminated our primary public offering in 2009. We have and will continue to offer shares of common stock through our distribution reinvestment plan (the “DRIP Plan”). For the six months ended June 30, 2010, our DRIP Plan raised approximately $27.1 million.

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

Company-Defined FFO

As part of its guidance concerning FFO, NAREIT has stated that the “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” As a result, modifications to FFO are common among REITs as companies seek to provide financial measures that meaningfully reflect the specific characteristics of their businesses. We believe that investors and other stakeholders who review our operating results are best served by providing them with the same performance metrics used by management to gauge operating performance. Therefore, we are providing users with a Company-Defined FFO measure in addition to the NAREIT definition of FFO and other GAAP measures. However, no single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity and results of operations.

Certain GAAP measures, as well as FFO, include items that may affect comparability from period to period. Our primary objective for Company-Defined FFO is to provide investors with a supplemental earnings metric that indicates the performance of our operations before certain non-cash charges, non-operating or other items that management believes affects the comparability of our operating results from period to period. Our Company-Defined FFO is derived by adjusting FFO for the following items: gains and losses on real estate securities, provision for loss on debt related investments, acquisition-related expenses, and gains and losses on derivatives.

Gains and losses on real estate securities - Currently, our investment strategy does not include purchasing and selling real estate securities for the purpose of generating short-term gains. Rather, we are focused on longer-term investments for the purposes of realizing current income from such investments. As such, management believes any gains or losses generated from the sale or impairment of our investments in real estate securities are non-routine and intermittent and may result in a significant impact to our earnings in the period in which such gains or losses are recorded compared to prior or future periods. Period to period fluctuations in gains and losses on real estate securities, including other-than-temporary impairments, can be caused by the accounting treatment for factors affecting our investments in real estate securities that may not translate into our longer term investment strategy and therefore may not be indicative of the long-term performance of such investments. Such gains and losses, including other-than-temporary impairments, have a disproportionate impact to our earnings in the period when such gains and losses are realized through our earnings, affecting comparability from period to period.

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

(Gains) losses on derivatives - Gains and losses on derivatives represent the gains or losses on the fair value of derivative instruments that are not accounted for as hedges of the underlying financing transactions. Such gains and losses may be due to the nonoccurrence of forecasted financings or ineffectiveness due to changes in the expected terms financing transactions. These types of charges are not unusual or infrequent but management believes that any gains or losses on derivatives are not reflective of our operating performance and can have an inconsistent impact to our operating results derived from our core business operations.

Limitations of FFO and Company-Defined FFO

FFO (both NAREIT-defined and Company-Defined) is presented herein as a supplemental financial measure and has inherent limitations. We do not use FFO or Company-Defined FFO as, nor should they be considered to be, an alternative to net income (loss) computed under GAAP as an indicator of our operating performance, or as an alternative to cash from operating activities computed under GAAP, or as an indicator of our ability to fund our short or long-term cash requirements. Management uses FFO as an indication of our operating performance and as a guide to making decisions about future investments. Our FFO and Company-Defined FFO calculations do not present, nor do we intend them to present, a complete picture of our financial condition and operating performance. In addition, other REITs may define FFO and Company-Defined FFO differently and choose to treat impairment charges, acquisition-related expenses and potentially other accounting line items in a manner different from us due to specific differences in investment strategy or for other reasons. Our Company-Defined FFO calculation is limited by its exclusion of certain items previously discussed, but we continuously evaluate our investment portfolio and the usefulness of our Company-Defined FFO measure in relation thereto. We believe that net income (loss) computed under GAAP remains the primary measure of performance and that FFO or Company-Defined FFO are only meaningful when they are used in conjunction with net income (loss) computed under GAAP. Further, we believe that our consolidated financial statements, prepared in accordance with GAAP, provide the most meaningful picture of our financial condition and operating performance.

The following unaudited table presents a reconciliation of FFO and Company-Defined FFO to net loss for the three and six months ended June 30, 2010 and 2009 (amounts in thousands, except per share information).

	For the Three Months Ended, June 30,		For the Six Months Ended, June 30,
	2010	2009	2010	2009
Reconciliation of net earnings to FFO:
Net income (loss)	7,775	(19,223)	941	(19,751)
Add (deduct) NAREIT-defined adjustments:
Depreciation and amortization expense	15,283	14,810	31,081	28,989
Loss on disposition of real property	137	—	137	—
Noncontrolling interests’ share of FFO	(1,528)	(392)	(2,430)	(1,605)

FFO attributable to common shares-basic	21,667	(4,805)	29,729	7,633
FFO attributable to dilutive OP units	902	(201)	1,209	341

FFO attributable to common shares-diluted	$22,569	$(5,006)	$30,938	$7,974

FFO per share-basic and diluted	$0.12	$(0.03)	$0.16	$0.05

Reconciliation of FFO to Company-Defined FFO:
FFO attributable to common shares-basic	21,667	(4,805)	29,729	7,633
Add (deduct) our adjustments:
Loss on derivatives	112	8,601	112	8,012
Gain on disposition of securities	(32,272)	—	(32,272)	—
Net other-than-temporary impairment on securities	4,249	7,922	7,185	4,409
Provision for loss on debt related investments	—	—	2,984	—
Acquisition-related expenses	19,080	1,739	19,084	3,776
Noncontrolling interest share of our adjustments	353	(771)	136	(778)

Company-Defined FFO attributable to common shares-basic	13,189	12,686	26,958	23,032
Company-Defined FFO attributable to dilutive OP units	549	531	1,073	1,109

Company-Defined FFO attributable to common shares-diluted	$13,738	$13,217	$28,031	$24,161

Company-Defined FFO per share-basic and diluted	$0.07	$0.07	$0.15	$0.14

Weighted Average Number of Shares Outstanding
Basic	184,321	170,514	184,301	166,746

Diluted	191,997	177,652	191,644	173,922

We will be hosting a public conference call on Thursday, August 19, 2010 to review our quarterly financial and operating results for the three months ended June 30, 2010. John Blumberg, our Chairman, Guy Arnold, our President and Kirk Scott, our Chief Financial Officer, will present performance data and provide management commentary. The conference call will take place at 4:15 p.m. EDT and can be accessed by dialing 800.659.2090 and referencing “Dividend Capital Passcode 88179553.”

Net Operating Income (“NOI”)

We also use NOI as a supplemental financial performance measure because NOI reflects the specific operating performance of our real properties, debt related investments and real estate securities and excludes certain items that are not considered to be controllable in connection with the management of each property, such as gains on the disposition of securities, other-than-temporary impairment, losses on derivatives, acquisition-related expenses, interest income, depreciation and amortization, general and administrative expenses, asset management fees, interest expense and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance as a whole, since it does exclude such items that could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

Our Operating Results

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

For the three months ended June 30, 2010 and 2009, we had net income of approximately $7.8 million and a net loss of approximately $19.2 million, respectively. The results of our operations for the three months ended June 30, 2010 were substantially different than our results for the same period in 2009, primarily as a result of the gain on disposition of certain of our real estate securities during the current year period and a loss on derivatives in the prior year period. This was partially offset by acquisition costs in the current year period that related to our acquisition of the NOIP Portfolio.

The following unaudited table illustrates the changes in rental revenues, rental expenses, net operating income, other income and other expenses for the three months ended June 30, 2010 compared to the same period in 2009. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. The same store portfolio includes 74 properties acquired prior to January 1, 2009, comprising approximately 12.1 million square feet. A discussion of these changes follows the table (in thousands).

	For the Three Months Ended June 30,
	2010	2009	$ Change
Revenues
Base rental revenue-same store (1)	$23,946	$24,235	$(289)
Other rental revenue-same store	7,232	8,352	(1,120)

Total rental revenue-same store	31,178	32,587	(1,409)
Rental revenue-2010/2009 acquisitions	9,580	3,684	5,896

Total rental revenue	40,758	36,271	4,487
Debt related income (2)	4,094	2,262	1,832
Securities income	770	1,429	(659)

Total Revenue	45,622	39,962	5,660

Rental Expenses
Same store	7,459	8,114	(655)
2010/2009 acquisitions	2,693	941	1,752

Total rental expenses	10,152	9,055	1,097

Net Operating Income (3)
Real property - same store	23,719	24,473	(754)
Real property - 2010/2009 acquisitions	6,887	2,743	4,144
Debt related income	4,094	2,262	1,832
Securities income	770	1,429	(659)

Total net operating income	35,470	30,907	4,563

Other Operating Expenses
Depreciation and amortization expense	15,283	14,810	473
General and administrative expenses	1,731	1,410	321
Asset management fees, related party	4,338	3,177	1,161
Acquisition-related expenses	19,080	1,739	17,341

Total Other Operating Expenses	40,432	21,136	19,296

Other Income (Expenses):
Interest and other income	40	836	(796)
Interest expense	(15,768)	(14,551)	(1,217)
Loss on derivatives	(112)	(8,601)	8,489
Gain on disposition of securities	32,272	—	32,272
Other-than-temporary impairment on securities	(3,695)	(6,678)	2,983

Total Other Income (Expense)	12,737	(28,994)	41,731

Net income (loss)	7,775	(19,223)	26,998

(1)	Base rental revenue represents contractual base rental revenue earned by us from our tenants and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above-market intangible lease assets or the amortization of below-market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as expense recovery revenue are included in the line item, referred to as “other rental revenue.”
(2)	Includes equity-in-earnings from an unconsolidated joint venture of approximately $396,000 and $551,000 for the three months ended June 30, 2010 and 2009, respectively.
(3)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “Net Operating Income” discussed above.

Rental Revenue

Rental revenue for the three months ended June 30, 2010 increased compared to the same period in 2009. This increase is primarily attributable to our acquisition of 36 operating real properties subsequent to March 31, 2009. As of June 30, 2010, occupancy of our real property portfolio was approximately 95.3%. This compares to occupancy as of December 31, 2009 and June 30, 2009 of approximately 93.1% and 94.1%, respectively.

Same store base rental revenue decreased for the three months ended June 30, 2010 compared to the same period in 2009. This decrease was primarily due to a decline in the occupancy of our same store portfolio of assets. As of June 30, 2010 and 2009, occupancy of our same store portfolio was approximately 91.2% and 94.0%, respectively.

Same store other rental revenue decreased for the three months ended June 30, 2010 compared to the same period in 2009. This decrease was primarily attributable to a decrease in occupancy and operating expenses, causing recovery revenue for operating expenses to decline.

Debt Related Income

Debt related income for the three months ended June 30, 2010 increased compared to the same period in 2009. The increase is primarily attributable to our investment of $82.1 million in debt related investments subsequent to March 31, 2009. This was partially offset by a disruption in interest payment from one of our mezzanine debt investments and the repayment of our preferred equity debt related investment of approximately $17.4 million, which was accounted for as an investment in unconsolidated joint venture.

Securities Income

Income from our preferred equity securities portfolio decreased for the three months ended June 30, 2010 compared to the same period in 2009 due to the disposition of approximately 77% (based on the amount invested) of our preferred equity securities portfolio during the three months ended June 30, 2010.

During the three months ended June 30, 2010, nine of our CRE-CDO securities suspended their interest payments resulting in a decrease in annualized payments of approximately $3.5 million based on the LIBOR rate as of June 30, 2010.

Rental Expenses

Rental expenses for the three months ended June 30, 2010 increased compared to the same period in 2009. This increase is primarily attributable to our acquisition of 36 operating real properties subsequent to March 31, 2009.

Same store rental expenses decreased for the three months ended June 30, 2010 as compared to the same period in 2009, due primarily to decreases in repair and maintenance expense, insurance expense and utilities expense, partially offset by an increase in bad debt expense.

Other Operating Expenses

•

Depreciation and Amortization Expense: Depreciation and amortization expense for the three months ended June 30, 2010 increased compared to the same period in 2009, primarily due to our acquisition of 36 operating real properties subsequent to March 31, 2009.

•

General and Administrative Expenses: General and administrative expenses for the three months ended June 30, 2010 increased compared to the same period in 2009. This increase is primarily attributable to accounting and legal fees and other general overhead expenses attributable to our overall growth in assets and shareholders.

•

Asset Management Fees, Related Party: Asset management fees paid to our Advisor for the three months ended June 30, 2010 increased compared to the same period in 2009. This increase resulted from additional investments held during the three months ended June 30, 2010 compared to the same period in 2009. This increase was primarily attributable to our acquisition of 36 additional operating real properties and three debt investments subsequent to March 31, 2009.

•

Acquisition-Related Expenses: Acquisition-related expenses for the three months ended June 30, 2010 increased compared to the same period in 2009 primarily as a result of the acquisition of the NOIP Portfolio.

Other Income (Expenses)

•

Interest and Other Income: Interest and other income for the three months ended June 30, 2010 decreased compared to the same period in 2009. This decrease is attributable to the decrease in our outstanding cash balances and lower average yields on our floating-rate, interest-bearing bank accounts and money market mutual fund investments. The weighted average interest rate for which our cash balances earned interest income was 0.00% and 0.46% as of June 30, 2010 and 2009, respectively.

•

Interest Expense: Interest expense for the three months ended June 30, 2010 increased compared to the same period in 2009. This increase resulted primarily from additional mortgage note financing we assumed or incurred subsequent to March 31, 2009, partially offset by a general decline in the one-month LIBOR rate, which impacts interest expense on floating-rate debt obligations, and the partial repayment of our other secured borrowings. The following table further describes our interest expense by debt obligation, including amortization of loan cost, amortization of other comprehensive income related to our hedging activity and related discounts and premiums, for the three months ended June 30, 2010 and 2009 (amounts in thousands).

	For the Three Months Ended June 30,
Debt Obligation	2010	2009
Mortgage notes	$14,039	$12,744
Financing obligations	1,672	1,745
Other secured borrowings	57	62

Total interest expense	$15,768	$14,551

•

Loss on Derivatives: Loss on derivatives for the three months ended June 30, 2010 decreased compared to the same period in 2009. During the three months ended June 30, 2009 we determined that it was no longer probable that previously forecasted issuances of fixed-rate debt associated with certain of our forward starting swaps would be issued within the timeframe specified in the corresponding hedge designation memorandum. As a result of these discontinuances of this cash flow hedges, we recognized losses on derivatives of approximately $8.6 million for the three months ended June 30, 2009. During the three months ended June 30, 2010, we recognized a loss on derivatives that was attributable to the change in fair value of an interest rate cap that was not designated as a hedge for accounting purposes.

•

Gain on Disposition of Securities: During the three months ended June 30, 2010, we initiated a disposition strategy with regards to our preferred equity securities portfolio. We disposed of the majority of our preferred equity securities for net proceeds of approximately $58.4 million. These disposed securities had an accounting cost basis of approximately $26.1 million, resulting in a gain of approximately $32.3 million.

•

Other-than-Temporary Impairment on Securities: During the three months ended June 30, 2010, we recorded net other-than-temporary impairment charges related to 11 of our CMBS and CRE-CDO securities. During the three months ended June 30, 2009, we recorded net other-than-temporary impairment charges related to 14 of our CMBS and CRE-CDO securities. See Note 4 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of this charge.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

For the six months ended June 30, 2010 and 2009, we had net income of approximately $941,000 and a net loss of approximately $19.8 million, respectively. Our results of operations for the six months ended June 30, 2010 was substantially different than our results for the same period in 2009, primarily as a result of (i) the gain on disposition of certain of our real estate securities during the current year period, (ii) increased operating revenue as the result of investment activity and (iii) a loss on derivatives in the prior year period. This was partially offset by acquisition costs in the current year period that related to our acquisition of the NOIP Portfolio.

The following unaudited table illustrates the changes in rental revenues, rental expenses, net operating income, other income and other expenses for the six months ended June 30, 2010 compared to the same period in 2009. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. The same store portfolio includes 74 properties acquired prior to January 1, 2009, comprising approximately 12.1 million square feet. A discussion of these changes follows the table (in thousands).

	For the Six Months Ended June 30,
	2010	2009	$ Change
REVENUE:
Base rental revenue-same store (1)	$48,097	$48,800	$(703)
Other rental revenue- same store	14,529	16,978	(2,449)

Total rental revenue-same store	62,626	65,778	(3,152)
Rental revenue-2010/2009 acquisitions	17,023	4,134	12,889

Total rental revenue	79,649	69,912	9,737
Debt related income (2)	8,080	4,468	3,612
Securities income	2,205	5,130	(2,925)

Total Revenue	89,934	79,510	10,424

Rental Expenses
Same store	16,039	16,994	(955)
2010/2009 acquisitions	5,145	1,099	4,046

Total rental expenses	21,184	18,093	3,091

Net Operating Income (3)
Real property - same store	46,587	48,784	(2,197)
Real property - 2010/2009 acquisitions	11,878	3,035	8,843
Debt related income	8,080	4,468	3,612
Securities income	2,205	5,130	(2,925)

Total net operating income	68,750	61,417	7,333

EXPENSES:
Real estate depreciation and amortization expense	31,081	28,989	2,092
General and administrative expenses	3,101	2,497	604
Asset management fees, related party	7,957	6,131	1,826
Acquisition-related expenses	19,084	3,776	15,308

Total Operating Expenses	61,223	41,393	19,830

Other Income (Expenses):
Interest and other income	245	2,101	(1,856)
Interest expense	(30,620)	(27,186)	(3,434)
Loss on derivatives	(112)	(8,012)	7,900
Gain on disposition of securities	32,272	—	32,272
Other-than-temporary impairment on securities	(5,387)	(6,678)	1,291
Provision for loss on debt related investments	(2,984)	—	(2,984)

Total Other Income (Expense)	(6,586)	(39,775)	33,189

Net income (loss)	941	(19,751)	20,692

(1)	Base rental revenue represents contractual base rental revenue earned by us from our tenants and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above-market intangible lease assets or the amortization of below-market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as expense recovery revenue are included in the line item, referred to as “other rental revenue.”
(2)	Includes equity-in-earnings from an unconsolidated joint venture of approximately $941,000 and $1.1 million for of the six months ended June 30, 2010 and 2009, respectively.
(3)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “Net Operating Income” discussed above.

Rental Revenue

Rental revenue for the six months ended June 30, 2010 increased compared to the same period in 2009. This increase is primarily attributable to our acquisition of 37 operating real properties subsequent to December 31, 2008.

Same store base rental revenue decreased for the six months ended June 30, 2010 compared to the same period in 2009. This decrease was primarily due to a decline in the occupancy of our same store portfolio of assets.

Same store other rental revenue decreased for the six months ended June 30, 2010 compared to the same period in 2009. This decrease was primarily attributable to a decrease in occupancy and operating expenses, causing recovery revenue for operating expenses to decline.

Debt Related Income

Debt related income for the six months ended June 30, 2010 increased compared to the same period in 2009. The increase is primarily attributable to our investment of $82.1 million in debt related investments subsequent to December 31, 2008. This was partially offset by a disruption in interest payment from one of our mezzanine debt investments and the repayment of our preferred equity debt related investment of approximately $17.4 million, which was accounted for as an investment in unconsolidated joint venture.

Securities Income

Income from our preferred equity securities portfolio decreased for the six months ended June 30, 2010 compared to the same period in 2009 due to the disposition of approximately 77% (based on the amount invested) of our preferred equity securities portfolio during the six months ended June 30, 2010.

During the six months ended June 30, 2010, 11 of our CRE-CDO securities suspended their interest payments resulting in a decrease in annualized payments of approximately $4.4 million based on the LIBOR rate as of June 30, 2010.

Rental Expenses

Rental expenses for the six months ended June 30, 2010 increased compared to the same period in 2009. This increase is primarily attributable to our acquisition of 37 operating real properties subsequent to December 31, 2008.

Same store rental expenses decreased for the six months ended June 30, 2010 as compared to the same period in 2009, due primarily to decreases in repair and maintenance expense, insurance expense and utilities expense, partially offset by an increase in bad debt expense.

Other Operating Expenses

•

Depreciation and Amortization Expense: Depreciation and amortization expense for the six months ended June 30, 2010 increased compared to the same period in 2009, primarily due to our acquisition of 37 operating real properties subsequent to December 31, 2008.

•

General and Administrative Expenses: General and administrative expenses for the six months ended June 30, 2010 increased compared to the same period in 2009. This increase is primarily attributable to accounting and legal fees and other general overhead expenses attributable to our overall growth in assets and shareholders.

•

Asset Management Fees, Related Party: Asset management fees paid to our Advisor for the six months ended June 30, 2010 increased compared to the same period in 2009. This increase resulted from additional investments held during the three months ended June 30, 2010 compared to the same period in 2009. This increase was primarily attributable to our acquisition of 37 additional operating real properties and three debt investments subsequent to December 31, 2008.

•

Acquisition-Related Expenses: Acquisition-related expenses for the six months ended June 30, 2010 increased compared to the same period in 2009 primarily as a result of the acquisition of the NOIP Portfolio.

Other Income (Expenses)

•

Interest and Other Income: Interest and other income for the six months ended June 30, 2010 decreased compared to the same period in 2009. This decrease is attributable to the decrease in our outstanding cash balances and lower average yields on our floating-rate, interest-bearing bank accounts and money market mutual fund investments.

•

Interest Expense: Interest expense for the six months ended June 30, 2010 increased compared to the same period in 2009. This increase resulted primarily from additional mortgage note financing we assumed or incurred subsequent to March 31, 2009, partially offset by a general decline in the one-month LIBOR rate, which impacts interest expense on floating-rate debt obligations, and the partial repayment of our other secured borrowings. The following table further describes our interest expense by debt obligation, including amortization of loan cost, amortization of other comprehensive income related to our hedging activity and related discounts and premiums, for the six months ended June 30, 2010 and 2009 (amounts in thousands).

	For the Six Months Ended June 30,
	2010	2009
Debt Obligation
Mortgage notes	$27,076	$23,595
Financing obligations	3,454	3,455
Other secured borrowings	90	136

Total interest expense	$30,620	$27,186

•

Loss on Derivatives: Loss on derivatives for the six months ended June 30, 2010 decreased compared to the same period in 2009. During the six months ended June 30, 2009, we determined that it was no longer probable that previously forecasted issuances of fixed-rate debt associated with certain of our forward starting swaps would be issued within the timeframe specified in the corresponding hedge designation memorandum. As a result of these discontinuances of these cash flow hedges, we recognized losses on derivatives of approximately $8.6 million for the six months ended June 30, 2009. In addition, during the six months ended June 30, 2009, we recognized a net gain of approximately $565,000 due a change in forecasted dates of debt issuances. During the three months ended June 30, 2010, we recognized a loss on derivatives that was attributable to the change in fair value of an interest rate cap that was not designated as a hedge for accounting purposes.

•

Gain on Disposition of Securities: During the three months ended June 30, 2010, we initiated a disposition strategy with regards to our preferred equity securities portfolio. We disposed of all or part of 23 of our 24 preferred equity securities for net proceeds of approximately $58.4 million. These disposed securities had an accounting cost basis approximately $26.1 million, resulting in a gain of approximately $32.3 million.

•

Other-than-Temporary Impairment on Securities: During the six months ended June 30, 2010, we recorded net other-than-temporary impairment charges related to 11 of our CMBS and CRE-CDO securities. During the six months ended June 30, 2009 we recorded net other-than-temporary impairment charges related to 14 of our CMBS and CRE-CDO securities. See Note 4 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of this charge.

•

Provision for Loss on Debt Related Investments: During the six months ended June 30, 2010, we recorded a provision for loan loss related to one of our B-note debt related investments related to an office property located in the San Diego, California market. This provision represented a complete loss of our carrying amount of this investment due to our assessment that future cash flows from this investment were highly uncertain and that our underlying collateral position had no fair value.

Liquidity and Capital Resources

Liquidity Outlook

For the past several years, we have maintained a significant cash balance as a result of our successful capital raising efforts and patient capital deployment. However, with the closing of the NOIP Portfolio, we have substantially deployed our capital, although we will continue to invest opportunistically, and have substantially reduced our cash balance to approximately $162.6 million. We believe our existing cash balance, cash from operations, additional proceeds from our DRIP Plan and prospective debt issuances and assumptions will be sufficient to meet our liquidity and capital needs for the foreseeable future, including the next 12 months. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, distribution payments, redemption payments, acquisitions of real property, debt related investments and real estate securities and debt service payments, including debt maturities of approximately $66.2 million, all of which are subject to certain extension options.

As of June 30, 2010, we had approximately $162.6 million of cash compared to $514.8 million as of December 31, 2009. The following discussion summarizes the sources and uses of our cash during the six months ended June 30, 2010 that resulted in the net cash decrease of approximately $352.2 million.

Operating Activities

Net cash provided by operating activities was approximately $14.5 million for the six months ended June 30, 2010, which represents a decrease of approximately $11.9 million compared to net cash provided by operating activities of approximately $26.4 million for the same period in 2009. This was primarily due to acquisition costs attributable to our acquisition of the NOIP Portfolio, partially offset by income from other investment activity.

Lease Expirations

Our primary source of funding for our property-level operating expenses and debt service payments is rent collected pursuant to our tenant leases. Our properties are generally leased to tenants for terms ranging from three to 12 years. As of June 30, 2010, the weighted average remaining term of our leases was approximately 9.0 years based on annualized base rent and 6.9 years based on leased square footage. The following is a schedule of expiring leases for our consolidated operating properties by annual minimum rents as of June 30, 2010 and assuming no exercise of lease renewal options (amounts in thousands).

Year	Lease Expirations
	Annualized Base Rent (1)%		Square Feet	%
2010 (2)	$3,958	1.7%	462	2.0%
2011	14,728	6.3%	1,732	7.5%
2012	21,482	9.2%	2,048	8.9%
2013	14,983	6.4%	1,181	5.1%
2014	18,275	7.8%	2,243	9.7%
2015	16,606	7.1%	1,655	7.2%
2016	22,694	9.7%	1,783	7.7%
2017	50,460	21.6%	3,431	14.9%
2018	4,658	2.0%	1,045	4.5%
2019	13,184	5.7%	657	2.9%
Thereafter	52,157	22.5%	6,795	29.6%

Total	$233,185	100.0%	23,032	100.0%

(1)	Annualized base rent represents the average annual rent of leases in place as of June 30, 2010, based on their respective noncancellable terms, as of June 30, 2010.
(2)	Amount presented is for the remainder of 2010 and includes leases that are on a month-to-month basis.

Investing Activities

Net cash used in investing activities increased approximately $1.2 billion to approximately $1.3 billion for the six months ended June 30, 2010 from approximately $91.3 million for the same period in 2009.

National Office and Industrial Portfolio

In June 2010, we completed the acquisition of the NOIP Portfolio, a portfolio of 32 office and industrial properties or interests therein, from several subsidiaries of the Sellers. The aggregate purchase price of the NOIP Portfolio was approximately $1.35 billion. See the discussion in Note 3 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of our acquisition of the NOIP Portfolio.

Debt Investment Activity

During the six months ended June 30, 2010, we originated a $13.2 million senior mortgage loan secured by an office property located in Washington, DC market (the “Dulles Creek Loan”). See the discussion in Note 5 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of this debt investment.

In addition, we received full and complete repayment of our debt investment structured as a redeemable preferred equity investment of approximately $17.4 million. See the discussion in Note 5 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of this repayment.

Financing Activities

Net cash from financing activities was approximately $912.5 million for the six months ended June 30, 2010 primarily due to proceeds received from mortgage borrowings and other secured borrowings, including mortgage note borrowings issued in conjunction with our acquisition of the NOIP Portfolio. See footnote 6 for a discussion of borrowings related to the NOIP Portfolio. Net cash provided by financing activities was approximately $131.3 million for the six months ended June 30, 2009 mostly due to approximately $136.3 million in proceeds from sale of common stock and approximately $52.3 million in mortgage note proceeds, offset by distributions of approximately $22.0 million.

Public Offerings

We terminated our primary public offering in 2009. We have and will continue to offer shares of common stock through the DRIP Plan. The amount raised under the DRIP Plan increased by approximately $934,000 to approximately $27.1 million for the six months ended June 30, 2010 from approximately $26.2 million for the same period in 2009.

Debt Financings

See the discussion in Note 6 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion regarding our debt financing activity during the six months ended June 30, 2010 and a schedule that sets forth contractual scheduled maturities of our mortgage notes and related details.

Distributions

Distributions declared payable to common stockholders increased approximately $5.2 million to approximately $55.2 million for the six months ended June 30, 2010 from approximately $50.0 million for the same period in 2009. Such distributions were paid following the respective quarters for which they were declared and approximately $28.9 million and $23.4 million, respectively, were paid in cash and approximately $26.3 million and $26.6 million, respectively, were reinvested in shares of our common stock pursuant to the DRIP Plan. Proceeds from the DRIP Plan have been and, during the near-term, are expected to be used to fund our share redemption program as described further below.

        For the six months ended June 30, 2010 and 2009, we reported approximately $14.5 million and $26.4 million, respectively, of cash provided by our operating activities. In accordance with ASC Topic 805, which became effective for the year ended December 31, 2009, this amount was reduced by approximately $19.1 million and $3.8 million of acquisition-related expenses, for the six months ended June 30, 2010 and 2009, respectively, which were funded from the net proceeds received from our public offerings. As a result, the distributions declared payable to common stockholders for the six months ended June 30, 2010 and 2009, (excluding the impact of ASC Topic 805 as described above) were funded with approximately $33.6 million and $30.2 million, respectively, from our operating activities, and the remaining amounts of approximately $21.6 million and $19.8 million, respectively, were funded from financing activities. Our long-term goal is to fund the payment of quarterly distributions to investors entirely from our operations. There can be no assurance that we will achieve this goal.

Redemptions

During the six months ended June 30, 2010 and 2009, we redeemed approximately 2.9 million and approximately 2.4 million shares of common stock, respectively, pursuant to our share redemptions program (the “Program”). As a result, proceeds redeemed increased approximately $6.0 million to $26.9 million during the six months ended June 30, 2010 from $20.9 million for the same period in 2009. See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q for a description of the Program. We redeemed approximately 4,400 OP Units from our OP Unit holders for approximately $44,000 during the six months ended June 30, 2010. In addition to the above-mentioned redemptions, we also redeemed approximately 245,000 OP Units from our OP Unit holders for approximately $2.5 million during the same period 2009.

Off-Balance Sheet Arrangements

As of June 30, 2010, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources. There are no lines of credit, side agreements, or any other derivative financial instruments related to or between our unconsolidated joint venture and us, and we believe we have no material exposure to financial guarantees.

We have contractual obligations to related parties for asset management services. Fees for these services are based upon assets owned and revenues received during future periods, and as a result, future amounts cannot be determined at this time.

Assets and Liabilities Measured at Fair Value

Fair Value Estimates of Investments in Real Estate Securities

As of June 30, 2010, our real estate securities were valued in two categories, comprised of (i) preferred equity securities and (ii) CMBS and CRE-CDOs. Our valuation procedures for each of the two categories are applied to each specific investment within their respective categories.

Preferred Equity Securities

The valuation of our investments in preferred equity securities is determined using exchange listed prices in an active market. As such, preferred equity securities fall within Level 1 of the fair value hierarchy, see Note 9 in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q. Our investments in preferred equity securities had a fair value of $14.2 million and $63.9 million, which represented less that 1% and approximately 3.6% of total net investments as of June 30, 2010 and December 31, 2009, respectively.

CMBS and CRE-CDOs

We estimate the fair value of our CMBS and CRE-CDO securities using a combination of observable market information and unobservable market assumptions. Observable market information used in these fair market valuations include benchmark interest rates, interest rate curves, credit market indexes and swap curves. Unobservable market assumptions used in the determination of the fair market valuations of our CMBS and CRE-CDO investments include market assumptions related to discount rates, default rates, prepayment rates, reviews of trustee or investor reports and nonbinding broker quotes and pricing services in what is currently an inactive market. Additionally, we consider security-specific characteristics in determining the fair values of our CMBS and CRE-CDO investments, which include consideration of credit enhancements of the underlying collateral’s average default rates, the average delinquency rate and loan-to-value, and several other characteristics. As a result, both Level 2 and Level 3 inputs are used in arriving at the valuation of our investments in CMBS and CRE-CDOs. We consider the Level 3 inputs used in determining the fair value of our investments in CMBS and CRE-CDO securities to be significant. As such, all investments in CMBS and CRE-CDO securities fall under the Level 3 category of the fair value hierarchy as of June 30, 2010. No investments in CMBS and CRE-CDO securities were transferred in or out of the Level 3 category of the fair value hierarchy during the six months ended June 30, 2010.

Our CMBS and CRE-CDO investments had a fair value of $990,000 million and $8.8 million, which represented less than 1% of our total net investments as of June 30, 2010 and December 31, 2009. For the six months ended June 30, 2010, we recorded an other-than-temporary impairment charge of $5.4 million related to our CMBS and CRE-CDO securities. For additional detail regarding this other-than-temporary impairment charge, see Note 4 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Subsequent Events

Potential Disposition of Real Properties Included in the NOIP Portfolio

In August 2010, we entered into an agreement to sell a portfolio of six industrial properties comprising approximately 4.7 million net rentable square feet that we had acquired as part of the NOIP Portfolio that are 100% leased to Goodyear Tire and Rubber Company (the “Goodyear Portfolio”). Pursuant to this agreement, we anticipate selling the Goodyear Portfolio for a purchase price of approximately $172.5 million. Furthermore, we anticipate that certain proceeds from the disposition of the Goodyear Portfolio will be used to repay approximately $165.7 million of the outstanding principal balance of the NOIP Floating Rate Loan and approximately $3.4 million of the outstanding principal balance of the mezzanine loans related to the NOIP Portfolio. Specifically, we expect that the approximate $3.4 million repayment will be related to the $66.2 million tranche of the mezzanine loan financing associated with the NOIP Portfolio. This tranche matures in June 2013 and bears interest at 10.00%. We currently expect that we will dispose of the Goodyear Portfolio in the third quarter of 2010. However, there can be no assurance that the disposition and related repayments of borrowings will be consummated on the terms described above or at all.

Partial Repayment of Mezzanine Loan

In July 2010, we repaid the Sellers of the NOIP Portfolio $25.0 million of the interest only, $66.2 million tranche of the mezzanine loan financing associated with the NOIP Portfolio. This tranche matures in June 2013 and bears interest at 10.00%.

Northrop Litigation

On July 14, 2010, Northrop Grumman Systems Corporation (“Northrop”) filed a complaint in the Circuit Court of Fairfax County, Virginia against iStar NG, LP, TRT Acquisitions, LLC, TRT NOIP Colshire - McLean LLC, and Dividend Capital Total Realty Trust Inc. (together, the “Dividend Capital Defendants”) and iStar Financial Inc. (“iStar Financial” and, together with Dividend Capital Defendants, the “Defendants”). Northrop’s Complaint pertains to a real estate project containing two commercial office buildings and a parking garage located at 7555-7575 Colshire Drive in McLean, Virginia (the “Project”). TRT NOIP Colshire - McLean LLC, a wholly-owned subsidiary of Dividend Capital Total Realty Trust Inc., acquired iStar NG, LP as part of the National Office and Industrial Portfolio acquired from several subsidiaries of iStar Financial on June 25, 2010. Northrop, a holder of a leasehold interest in the Project, alleges that iStar Financial and the Dividend Capital Defendants knowingly completed the sale of the Project (rather than a sale of the owner of the Project, iStar NG, LP). Northrop’s Complaint claims that the alleged sale of the Project violated Northrop’s right of first offer (“ROFO”) contained in the relevant deed of lease. Northrop’s Complaint seeks specific performance of the ROFO, other injunctive relief, compensatory damages in the amount of $250 million, $350,000 in punitive damages, treble damages under the Virginia Business Conspiracy Statute, costs, and attorneys’ fees. On August 10, 2010, Defendants filed with the Fairfax County Circuit Court papers seeking dismissal of Northrop’s Complaint as a matter of law. In addition to defending Northrop’s Complaint generally and asserting counterclaims, the Dividend Capital Defendants have obtained indemnities from iStar Financial and insurance coverage that are subject to certain terms, conditions and limitations.

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

Judgments made by us with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a variable interest entity involve consideration of various factors, including the form of our ownership interest, the size of our investment (including loans) and our ability to direct the activities of the entity. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our financial statements and, consequently, our financial position and specific items in our results of operations that are used by our stockholders, lenders and others in their evaluation of us. As of June 30, 2010 and December 31, 2009, we consolidated approximately $799.2 million and $800.4 million, respectively, in real property investments, before accumulated depreciation and amortization of approximately $107.0 million and $92.5 million, respectively, and approximately $492.2 million and $496.2 million, respectively, in mortgage note borrowings associated with our consolidated variable interest entities. The maximum risk of loss related to our investment in these unconsolidated variable interest entities is limited to our recorded investments in such entities. The creditors of the consolidated variable interest entities do not have recourse to our general credit.

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

As of June 30, 2010, we had approximately $613.7 million of variable rate borrowings outstanding indexed to LIBOR rates. If the prevailing market interest rates relevant to our remaining variable rate borrowings were to increase 10%, we estimate that our quarterly interest expense would increase by approximately $42,000, based on our outstanding floating-rate debt as of June 30, 2010.

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

The Company’s management, with the participation of the Company’s President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010. Based on that evaluation, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010. There were no material changes in the Company’s internal control over financial reporting during the three months ended June 30, 2010.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

        On July 14, 2010, Northrop Grumman Systems Corporation (“Northrop”) filed a complaint in the Circuit Court of Fairfax County, Virginia against iStar NG, LP, TRT Acquisitions, LLC, TRT NOIP Colshire - McLean LLC, and Dividend Capital Total Realty Trust Inc. (together, the “Dividend Capital Defendants”) and iStar Financial Inc. (“iStar Financial” and, together with Dividend Capital Defendants, the “Defendants”). Northrop’s Complaint pertains to a real estate project containing two commercial office buildings and a parking garage located at 7555-7575 Colshire Drive in McLean, Virginia (the “Project”). TRT NOIP Colshire - McLean LLC, a wholly-owned subsidiary of Dividend Capital Total Realty Trust Inc., acquired iStar NG, LP as part of the National Office and Industrial Portfolio acquired from several subsidiaries of iStar Financial on June 25, 2010. Northrop, a holder of a leasehold interest in the Project, alleges that iStar Financial and the Dividend Capital Defendants knowingly completed the sale of the Project (rather than a sale of the owner of the Project, iStar NG, LP). Northrop’s Complaint claims that the alleged sale of the Project violated Northrop’s right of first offer (“ROFO”) contained in the relevant deed of lease. Northrop’s Complaint seeks specific performance of the ROFO, other injunctive relief, compensatory damages in the amount of $250 million, $350,000 in punitive damages, treble damages under the Virginia Business Conspiracy Statute, costs, and attorneys’ fees. On August 10, 2010, Defendants filed with the Fairfax County Circuit Court papers seeking dismissal of Northrop’s Complaint as a matter of law. In addition to defending Northrop’s Complaint generally and asserting counterclaims, the Dividend Capital Defendants have obtained indemnities from iStar Financial and insurance coverage that are subject to certain terms, conditions and limitations.

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

Our acquisition of the NOIP Portfolio was substantially larger than any of our previous acquisitions and nearly doubled the value and size of our investments in real property. As a result, the acquisition of the NOIP Portfolio has and will continue to require significant adaptation of related asset management, administrative, accounting and operational systems, and the potential need to hire and retain sufficient staff to integrate the operations included in the NOIP Portfolio. The integration of the NOIP Portfolio has and will continue to require time, effort, attention and dedication of our Advisor’s resources and may distract our management and our Advisor in unpredictable ways from their other responsibilities. Our failure to integrate the NOIP Portfolio without undue disruption or cost could have a material adverse effect on our results of operations and financial. In addition, the acquisition of the NOIP Portfolio may subject us to liabilities related to the properties we acquire, some of which may be unknown. For example, Northrop Grumman Systems Corporation filed a complaint naming us as a defendant pertaining to two commercial office buildings and a parking garage that were part of the National Office and Industrial Portfolio. See Part II, Item 1 “Legal Proceedings” of this Form 10-Q.

The acquisition of the NOIP Portfolio has caused us to use the majority of our cash on hand and significantly increased our level of indebtedness, which may have an adverse impact on our liquidity and our ability to obtain additional financing at reasonable terms.

We used the majority of our cash on hand and incurred significant indebtedness to acquire the NOIP Portfolio, resulting in significantly increased debt levels. The use of debt to fund the acquisition of the NOIP Portfolio has reduced our liquidity and caused us to place more reliance on cash flow from operations and other sources for our liquidity. If our cash flow from operations is not sufficient for our needs, our business could be adversely affected and could ultimately affect our ability to make distributions to our stockholders. If we are required to seek additional external financing to support our need for cash to fund our operating expenses and other obligations, we may not have access to financing on terms that are acceptable to us, or at all. Alternatively, we may feel compelled to access additional financing on terms that are dilutive to existing holders of our common stock or that include covenants that restrict our business, or both. If the recent lack of liquidity in credit markets persists into the future, our ability to obtain debt financing for our operating expenses and other obligations may be impaired.

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

In aggregate, for the three months ended June 30, 2010, we redeemed approximately 1.5 million shares of common stock pursuant to the Program for approximately $14.1 million, as described further in the table below.

Month Ended	Total Number of Shares Redeemed	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
April 30, 2010	—	$—	—	—
May 31, 2010	—	—	—	—
June 30, 2010	1,479,591	9.53	1,479,591	—

Total	1,479,591	$9.53	1,479,591	1,030,542

(1)	This represents the number of shares that could be redeemed for the three months ended June 30, 2010 without exceeding our limitations discussed above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1	Purchase and Sale Agreement by and among iStar Financial Inc., the entities set forth therein and TRT Acquisitions LLC, dated May 3, 2010.*

2.1.1	First Amendment to Purchase and Sale Agreement by and among iStar Financial Inc., the entities set forth therein and TRT Acquisitions LLC, dated May 11, 2010.*

2.1.2	Second Amendment to Purchase and Sale Agreement by and among iStar Financial Inc., the entities set forth therein and TRT Acquisitions LLC, dated May 21, 2010.*

2.1.3	Third Amendment to Purchase and Sale Agreement by and among iStar Financial Inc., the entities set forth therein and TRT Acquisitions LLC, dated June 24, 2010.

2.1.4	Fourth Amendment to Purchase and Sale Agreement by and among iStar Financial Inc., the entities set forth therein and TRT Acquisitions LLC, dated June 25, 2010.*

2.2	Member Interest Purchase and Sale Agreement by and among iStar Financial Inc., iStar Harborside LLC and TRT Acquisitions LLC, dated May 3, 2010.*

2.2.1	First Amendment to Member Interest Purchase and Sale Agreement by and among iStar Financial Inc., iStar Harborside LLC and TRT Acquisitions LLC, dated May 11, 2010.*

2.2.2	Second Amendment to Member Interest Purchase and Sale Agreement by and among iStar Financial Inc., iStar Harborside LLC and TRT Acquisitions LLC, dated May 21, 2010.*

2.2.3	Third Amendment to Member Interest Purchase and Sale Agreement by and among iStar Financial Inc., iStar Harborside LLC and TRT Acquisitions LLC, dated June 24, 2010.*

2.2.4	Fourth Amendment to Member Interest Purchase and Sale Agreement by and among iStar Financial Inc., iStar Harborside LLC and TRT Acquisitions LLC, dated June 25, 2010.*

2.3	Partnership Interests Purchase and Sale Agreement by and among iStar Financial Inc., iStar NG Inc., iStar NG GenPar Inc. and TRT Acquisitions LLC, dated June 25, 2010.*

2.4	Member Interest Purchase and Sale Agreement by and among iStar Financial Inc., iStar CTL Holdco LLC and TRT Acquisitions LLC, dated June 25, 2010.*

3.1	Dividend Capital Total Realty Trust Inc. Fifth Articles of Amendment and Restatement.†

3.2	Dividend Capital Total Realty Trust Inc. Second Amended and Restated Bylaws. †

4.1	Second Amended and Restated Distribution Reinvestment Plan. †

4.2	Fourth Amended and Restated Share Redemption Program†

10.1	Dividend Capital Floating Rate Office Portfolio Loan Agreement between TRT Lending Subsidiary I, LLC and Wells Fargo Bank, National Association, dated June 25, 2010*

10.2	Dividend Capital Fixed Rate Office Portfolio Loan Agreement between TRT Lending Subsidiary I, LLC and Wells Fargo Bank, National Association, dated June 25, 2010*

10.3	Loan Agreement for Floating Rate Portfolio by and among TRT NOIP Floating Mezz Holdco LLC, and TRS NOIP Mezz Holdco LLC and iStar Financial, Inc., dated June 25, 2010.*

10.4	Loan Agreement for Fixed Rate Portfolio by and among TRT NOIP Fixed Mezz Holdco LLC and iStar Financial, Inc., dated June 25, 2010.*

10.5	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and among Dividend Capital Total Realty Trust and New York Life Insurance Company, dated June 25, 2010.*

10.5.1	Side Letter Agreement Related to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and among Dividend Capital Total Realty Trust and New York Life Insurance Company, dated June 25, 2010.*

10.6	Master Repurchase and Securities Contract Agreement between TRT Lending Subsidiary I, LLC and Wells Fargo Bank, National Association, dated June 25, 2010*

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

†	Previously filed
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

Date: August 13, 2010	/S/ GUY M. ARNOLD
Guy M. Arnold President

Date: August 13, 2010	/S/ M. KIRK SCOTT
M. Kirk Scott Chief Financial Officer and Treasurer