Form 10-Q
period 2010-09-30
Dividend Capital Total Realty Trust Inc.
filed 2010-11-15
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

As of November 5, 2010, 184,227,109 shares of common stock of Dividend Capital Total Realty Trust Inc., par value $0.01 per share, were outstanding.

Dividend Capital Total Realty Trust Inc.

Form 10-Q

September 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	As of September 30, 2010	As of December 31, 2009
	(Unaudited)
ASSETS
Investments in real property:
Land	$551,244	$397,939
Building and improvements	1,739,853	1,059,930
Intangible lease assets	585,433	227,703
Accumulated depreciation and amortization	(213,125)	(146,164)

Total net investments in real property*	2,663,405	1,539,408
Investment in unconsolidated joint venture	—	17,386
Debt related investments, net	150,990	140,512
Investments in real estate securities	730	72,686

Total net investments	2,815,125	1,769,992
Cash and cash equivalents	98,832	514,786
Restricted cash	44,700	39,677
Other assets, net	52,434	38,536
Assets held for sale	149,271	—

Total Assets	$3,160,362	$2,362,991

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	50,748	42,268
Mortgage notes**	1,488,697	827,614
Other secured borrowings	88,400	13,352
Financing obligations	61,675	109,153
Intangible lease liabilities, net	102,875	54,979
Other liabilities	46,366	43,039
Liabilities related to assets held for sale	123,516	—

Total Liabilities	1,962,277	1,090,405
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 182,913,259 and 182,838,676 shares issued and outstanding, as of September 30, 2010 and December 31, 2009, respectively	1,829	1,828
Additional paid-in capital	1,646,946	1,646,185
Distributions in excess of earnings	(532,526)	(449,849)
Accumulated other comprehensive income	(25,965)	2,851

Total stockholders’ equity	1,090,284	1,201,015
Noncontrolling interests	107,801	71,571

Total Equity	1,198,085	1,272,586

Total Liabilities and Equity	$3,160,362	$2,362,991

*	Includes approximately $676.6 million and $707.9 million, after accumulated depreciation and amortization, in consolidated real property variable interest entity investments as of September 30, 2010 and December 31, 2009, respectively.
**	Includes approximately $491.8 million and $496.2 million in consolidated mortgage notes in variable interest entity investments as of September 30, 2010 and December 31, 2009, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share information)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUE:
Rental revenue	$66,624	$35,609	$146,273	$104,888
Debt related income	3,835	3,098	10,974	6,470
Securities income	583	1,499	2,787	6,629

Total Revenue	71,042	40,206	160,034	117,987
EXPENSES:
Rental expense	14,621	9,202	35,805	27,274
Real estate depreciation and amortization expense	33,634	14,544	64,715	43,428
General and administrative expenses	1,877	1,105	4,982	3,574
Asset management fees, related party	5,521	3,353	13,478	9,426
Acquisition-related expenses and other (gains) losses*	—	(949)	19,081	2,827

Total Operating Expenses	55,653	27,255	138,061	86,529
Operating Income	15,389	12,951	21,973	31,458
Other Income (Expenses):
Equity in earnings of unconsolidated joint venture	—	557	941	1,653
Interest and other income	54	497	436	2,599
Interest expense	(24,846)	(14,576)	(55,466)	(41,569)
(Loss) gain on derivatives	(202)	16	(313)	(7,997)
Gain on disposition of securities	7,598	—	39,870	—
Other-than-temporary impairment on securities	—	(6,385)	(5,387)	(13,063)
Provision for loss on debt related investments	13,706	—	10,722	—
Impairment of real estate property	(3,900)	—	(3,900)	—
Loss on financing commitments	(3,906)	—	(3,906)	—

Income (loss) from continuing operations	3,893	(6,940)	4,970	(26,919)

(Loss) income from discontinued operations**	(4,968)	164	(5,106)	392

Net loss	(1,075)	(6,776)	(136)	(26,527)
Net loss attributable to noncontrolling interests	230	326	283	1,376

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(845)	$(6,450)	$147	$(25,151)

Net income (loss) per basic and diluted common share:

Continuing operations	$0.02	$(0.04)	$0.03	$(0.15)
Discontinued operations	$(0.03)	$0.00	$(0.03)	$0.00

NET LOSS PER BASIC AND DILUTED COMMON SHARE	$(0.01)	$(0.04)	$(0.00)	$(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	183,988	178,062	184,049	170,559

Diluted	195,725	185,118	192,879	177,695

*	Includes $650,000 paid to our Advisor during the three months ended September 30, 2009, and $13.5 million and $1.9 million paid to our Advisor for the nine months ended September 30, 2010 and 2009, respectively.
**	Loss includes $2.1 million paid or payable to our Advisor during the three and nine months ended September 30, 2010.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(In thousands)

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Comprehensive Gain (Loss)	Total Equity
	Shares	Amount
Balances, December 31, 2009	182,839	$1,828	$1,646,185	$(449,849)	$2,851	$71,571		$1,272,586
Comprehensive loss:
Net income (loss)	—	—	—	147	—	(283)	(136)	(136)
Net unrealized change from available-for-sale securities	—	—	—	—	(30,518)	(1,474)	(31,992)	(31,992)
Cash flow hedging derivatives	—	—	—	—	1,702	79	1,781	1,781

Comprehensive loss							(30,347)	(30,347)
Common stock:
Issuance of common stock, net of offering costs	4,212	42	40,075	—	—	—		40,117
Redemptions of common stock	(4,138)	(41)	(39,336)	—	—	—		(39,377)
Amortization of stock based compensation	—	—	22	—	—	—		22
Distributions on common stock	—	—	—	(82,824)	—	—		(82,824)
Noncontrolling interests:								—
Contributions of noncontrolling interests	—		—	—	—	43,350		43,350
Distributions to noncontrolling interests	—	—	—	—	—	(5,442)		(5,442)

Balances, September 30, 2010	182,913	$1,829	$1,646,946	$(532,526)	$(25,965)	$107,801		$1,198,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(136)	$(26,527)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate depreciation and amortization expense	64,993	43,577
Equity in earnings of unconsolidated joint venture	386	—
Net amortization of real estate securities discounts and premiums	1,545	1,527
Other depreciation and amortization	2,488	1,025
Loss on derivatives	313	7,782
Loss on financing commitments	3,906	—
Gain on disposition of securities	(39,870)	—
Net other-than-temporary impairment on securities	5,387	13,063
Provision for loss on debt related investments	(10,722)	—
Unrealized impairment loss on real property and assets held for sale	4,685	—
Loss on disposition of real property	5,684	—
Changes in operating assets and liabilities:
(Increase) in restricted cash	(15,405)	(1,716)
(Increase) in other assets	(10,345)	(3,905)
Increase in accounts payable and accrued expenses	6,384	3,556
Increase in other liabilities	4,452	384

Net cash provided by operating activities	23,745	38,766
INVESTING ACTIVITIES:
Investment in real property	(1,336,202)	(86,738)
Proceeds from unconsolidated joint venture	17,000
Proceeds from disposition of real property	6,091	—
Disposition of real estate securities	72,901	—
Investment in debt related investments	(13,264)	(53,413)
(Increase) in restricted cash	(2,228)	(18,268)
Other investing activities	659	3

Net cash used in investing activities	(1,255,043)	(158,416)
FINANCING ACTIVITIES:
Mortgage note proceeds	849,095	53,334
Mortgage note principal repayments	(4,902)	(3,108)
Proceeds from other secured borrowings	167,083	—
Repayment of other secured borrowings	(88,582)	(2,508)
Settlement of cash flow hedging derivatives	(580)	(21,195)
Proceeds from sale of common stock	—	237,019
Offering costs for issuance of common stock, related party	(5)	(18,508)
Redemption of common shares	(42,686)	(22,391)
Distributions to common stockholders	(42,760)	(34,148)
(Increase) decrease in deferred financing costs	(16,534)	(1,913)
Financing obligation proceeds	—	12,184
Other financing activities	(4,775)	(7,241)

Net cash provided by financing activities	815,344	191,525
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(415,954)	71,875
CASH AND CASH EQUIVALENTS, beginning of period	514,786	540,213
CASH AND CASH EQUIVALENTS, end of period	$98,832	$612,088

Supplemental Disclosure of Cash Flow Information:
Assumed mortgage	$—	$42,000
Amount issued pursuant to the distribution reinvestment plan	$40,100	$39,584
Cash paid for interest	$48,736	$39,382
Issuances of OP Units for beneficial interests	$47,307	$7,465
Non-cash repayment of mortgage note and other secured borrowings	$175,549	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed consolidated financial statements (herein referred to as “financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, these statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements as of December 31, 2009 and related notes thereto, included in our Annual Report on Form 10-K filed with the Commission on March 23, 2010.

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

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

Judgments made by us with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a variable interest entity involve consideration of various factors, including the form of our ownership interest, the size of our investment (including loans) and our ability to direct the activities of the entity. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our financial statements and, consequently, our financial position and specific items in our results of operations that are used by our stockholders, lenders and others in their evaluation of us. As of September 30, 2010 and December 31, 2009, we consolidated approximately $790.5 million and $800.4 million, respectively, in real property investments, before accumulated depreciation and amortization of approximately $113.9 million and $92.5 million, respectively, and approximately $491.8 million and $496.2 million, respectively, in mortgage note borrowings associated with our consolidated variable interest entities. The maximum risk of loss related to our investment in these unconsolidated variable interest entities is limited to our recorded net investments in such entities. The creditors of the consolidated variable interest entities do not have recourse to our general credit.

Generally, we consolidate real estate partnerships and other entities that are not variable interest entities when we own, directly or indirectly, a majority voting interest in the entity.

Reclassifications

Certain items in the financial statements corresponding to prior periods have been reclassified to conform to the current period presentation. During the three months ended September 30, 2010, the Company committed to a plan to dispose of certain investments in real property. As a result, the historical results of these investments are reported as discontinued operations for all periods presented.

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

3. INVESTMENTS IN REAL PROPERTY

Our consolidated investments in real property consist of investments in office, industrial and retail properties. The following tables summarize our consolidated investments in real property as of September 30, 2010 and December 31, 2009 (amounts in thousands).

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

Real Property	Land	Building and Improvements	Intangible Lease Assets	Gross Investment Amount (1)	Intangible Lease Liabilities	Total Investment Amount
As of September 30, 2010:
Office (2)	$277,524	$967,264	$441,611	$1,686,399	$(63,887)	$1,622,512
Industrial properties	58,816	359,331	68,861	487,008	(8,952)	478,056
Retail properties	214,904	413,258	74,961	703,123	(47,076)	656,047

Total gross book value	551,244	1,739,853	585,433	2,876,530	(119,915)	2,756,615
Accumulated depreciation/amortization	—	(95,947)	(117,178)	(213,125)	17,040	(196,085)

Total net book value	$551,244	$1,643,906	$468,255	$2,663,405	$(102,875)	$2,560,530

As of December 31, 2009:
Office	$127,486	$354,467	$116,225	$598,178	$(10,879)	$587,299
Industrial properties	50,140	285,511	36,408	372,059	(8,950)	363,109
Retail properties	220,313	419,952	75,070	715,335	(47,208)	668,127

Total gross book value	397,939	1,059,930	227,703	1,685,572	(67,037)	1,618,535
Accumulated depreciation/amortization	—	(68,307)	(77,857)	(146,164)	12,058	(134,106)

Total net book value	$397,939	$991,623	$149,846	$1,539,408	$(54,979)	$1,484,429

(1)	“Gross investment amount” as used here and throughout this document represents the allocated gross basis of real property, exclusive of intangible lease liabilities and before accumulated depreciation and amortization.
(2)	Amounts do not include two office properties classified as held for sale as of September 30, 2010, totaling approximately 675,000 net rentable square feet and including approximately $149.3 million in net assets.

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

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

Market	No. of Properties (1)	Net Rentable Square Footage (1)	Gross Investment Amount (1) (2) (3)
Office Properties:
Northern New Jersey	2	807	$249,175
Washington, DC	2	753	209,536
Los Angeles, CA	4	557	153,143
East Bay, CA	2	465	151,867
Silicon Valley, CA	3	654	140,699
Dallas, TX	3	477	69,632
Denver, CO	2	395	60,967
Miami, FL	1	240	48,359
New England	1	132	19,191
Chicago, IL	1	100	13,500

Total Office Properties	21	4,580	1,116,069
Industrial Properties:
Chicago, IL	2	1,581	56,220
Atlanta, GA	2	1,281	44,611
Houston, TX	1	465	41,505
Central PA	1	1,004	41,114
Dallas, TX	1	766	27,640
Central Kentucky	1	727	25,925
Columbus, OH	1	643	23,667
Cleveland, OH	1	188	19,942
Denver, CO	1	85	6,257

Total Industrial Properties	11	6,740	286,881
Grand Total	32	11,320	$1,402,950

(1)	Includes six industrial properties in the Chicago, IL, Central PA, Dallas, TX, Atlanta, GA, and Columbus, OH markets totaling 4.7 million net rentable square feet with a gross investment amount of approximately $173.3 million that had been sold as of September 30, 2010 and one office property in the Silicon Valley, CA market totaling approximately 180,000 net rentable square feet with a gross investment amount of $25.7 million that was classified as held for sale as of September 30, 2010.
(2)	Gross investment exceeds the purchase price of the NOIP Portfolio due to our allocation of purchase price to intangible lease liabilities and other liabilities acquired as part of the acquisition of the NOIP Portfolio. Specifically, we made a provisional allocation of approximately $55.2 million of the purchase price to intangible lease liabilities, which are not reflected in this table.
(3)	We made certain adjustments to the allocated purchase price of properties included in this portfolio during the three months ended September 30, 2010, based on additional information obtained.

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

As of June 30, 2010, we had made a preliminary allocation of the purchase price of the NOIP Portfolio to land, building, tenant improvements and intangible lease assets and liabilities. The fair value of the acquired assets is provisional pending determination of the final valuation for those assets. Based on this provisional allocation of the purchase price of the NOIP Portfolio, we attributed approximately $180.5 million to land, approximately $816.5 million to building and improvements, approximately $406.0 million to intangible lease assets and approximately $55.2 million to intangible lease liabilities.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

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

Real Property Impairment

We review our investments in real property individually on a quarterly basis, and more frequently when such an evaluation is warranted, to determine their appropriate classification, as well as whether there are indicators of impairment. The investments in real property are either classified as held for sale or held and used.

As of September 30, 2010, 100 of our 102 real properties were classified as held and used. These held and used assets are reviewed for indicators of impairment, which may include, among others, each tenant’s inability to make rent payments, operating losses or negative operating trends at the property level, notification by a tenant that it will not renew its lease, a decision to dispose of a property, including a change in estimated holding periods, or adverse changes in the fair value of any of our properties. If indicators of impairment exist on a held and used asset, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is greater than the current net book value, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is less than its current net book value, we recognize an impairment loss for the difference between the net book value of the property and its estimated fair value. If a property is classified as held for sale, we recognize an impairment loss if the current net book value of the property exceeds its fair value less selling costs. If our assumptions, projections or estimates regarding a property change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the property.

During the third quarter, we evaluated our portfolio of real properties for impairment. We determined that one of our office properties, located in the Silicon Valley market, was unlikely to generate cash flows during our estimated investment period sufficient to recover our net book basis as of September 30, 2010. The primary factor leading to this determination was a shorter estimated investment period as a result of the fact that on November 1, 2010, one of the two loans secured by this asset matured and we did not repay the $3.2 million principal amount on the loan. The lender has not taken any action against us. We have engaged in conversations with the lender and are seeking a loan modification that would be mutually agreeable to both parties. However, as a result of our review and based on our estimate of future cash flow and fair value of the office property, we recognized an impairment charge of approximately $3.9 million to adjust the carrying value to our estimate of fair value as of September 30, 2010.

Discontinued Operations

Dispositions

As discussed in further detail below, we sold a portfolio of six industrial assets in August 2010. Additionally, we sold three retail properties in September 2010 to complete the sale of a portfolio of four retail properties, and classified two office properties as held for sale as of September 30, 2010. We present the results of operations of the properties sold and classified as held for sale and their respective aggregate net losses and impairments in our accompanying financial statements for the three and nine months ended September 30, 2010, collectively, as discontinued operations. Interest expense is included in discontinued operations only if it is directly attributable to these operations or properties.

Goodyear Portfolio Disposition

On August 13, 2010, we completed the sale of a portfolio of six industrial real estate assets comprising approximately 4.7 million net rentable square feet, all of which were leased on a triple-net basis to one tenant, Goodyear Tire & Rubber (the “Goodyear Portfolio”), for $172.5 million. We received net proceeds from the disposition of approximately $169.1 million, which were used to repay approximately $165.7 million of the outstanding principal balance of the NOIP Floating Rate Loan (defined below) and approximately $3.4 million of the outstanding principal balance of the mezzanine loans related to the NOIP Portfolio. We recognized a loss on this sale of approximately $5.5 million, consisting primarily of closing costs, commissions, fees and transfer taxes. The loss on disposition and the operating results of the property are included in discontinued operations for the three and nine months ended September 30, 2010 in the accompanying financial statements.

Sovereign Joint Venture Assets Disposition

        On September 27, 2010, we completed the sale of three retail real estate assets comprising approximately 23,000 net rentable square feet, all of which were leased to one tenant (the “Sovereign Portfolio”), for approximately $9.4 million. The Sovereign Portfolio originally included five retail assets when it was purchased in September 2007, and two of these assets were sold prior to the three months ended September 30, 2010. We recognized a loss on the sale of these assets in the three months ended of approximately $219,000, consisting primarily of closing costs, commissions, fees and transfer taxes. The loss on disposition and the operating results of the property are included in discontinued operations for the three and nine months ended September 30, 2010 and 2009 in the accompanying financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

Assets Held for Sale

Cottonwood Drive Office Property

Subsequent to September 30, 2010, we sold an office property located in the Silicon Valley market to a third party. This property was classified as held for sale in the accompanying financial statements as of September 30, 2010. Accordingly, gross investments in real property of $25.2 million specific to this property were presented as assets held for sale and borrowings and other liabilities of $13.5 million were included in liabilities related to assets held for sale. The operating results of the property have been included in discontinued operations for the three and nine months ended September 30, 2010 in our accompanying financial statements. Net proceeds of $23.5 million were realized upon completion of this transaction, resulting in a loss of approximately $785,000 primarily comprised of selling costs and expenses, which has been accrued as of September 30, 2010.

Greensboro Office Property

We previously held a mezzanine loan investment that was secured by 100% of the equity of an entity that owned a fee interest in an office property located in the Washington D.C. market (the “Greensboro Office Park”) which was encumbered by a related senior mortgage note with an unpaid principle balance of approximately $108.9 million as of September 30, 2010 with a stated annual interest rate of 6.3%. We had fully reserved the value of the mezzanine loan which had an amortized cost basis of approximately $17.3 million as of June 30, 2010. During the third quarter, we obtained additional information regarding the fair value of the office property and reversed $13.7 million of the provision for loan loss that we had previously recorded. Also during the three months ended September 30, 2010, we foreclosed and took possession of our collateral (i.e. we took ownership of the entity owning the office property). Subsequent to September 30, 2010, we sold the property for a gross purchase price of approximately $125.3 million, transferred the related mortgage debt to an unaffiliated third party and realized net proceeds of $13.7 million. As of September 30, 2010, real property and other assets of $124.1 million specific to this property was presented as assets held for sale, and assumed borrowings and other liabilities of $110.0 million were included in liabilities related to assets held for sale. The operating results of this property during the period of our ownership have been included in discontinued operations for the three and nine months ended September 30, 2010 in our accompanying financial statements. Income and expenses attributable to discontinued operations are summarized as follows (in thousands):

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2010	2009	2010	2009
Revenue from discontinued operations	$4,572	$342	$5,473	$974
Expenses from discontinued operations	(2,180)	(134)	(2,988)	(433)
Depreciation and amortization	(811)	(44)	(905)	(149)

Income from discontinued operations	1,580	164	1,579	392

Impairment loss recognized on assets held for sale	(785)	—	(785)	—
Loss on disposition, net of taxes	(5,764)	—	(5,901)	—

Discontinued operations	$(4,968)	$164	$(5,106)	$392

Future Minimum Rentals

Future minimum rentals to be received under non-cancelable operating and ground leases from our operating real properties in effect as of September 30, 2010 are as follows (amounts in thousands).

For years ended December 31,	Future Minimum Rentals
2010 (1)	$162,436
2011	208,485
2012	201,571
2013	185,880
2014	168,474
Thereafter	658,290

Total	$1,585,136

(1)	Amount is for the year ended December 31, 2010 and as such, includes rental revenues that would have been received as of September 30, 2010, as well as rental payments we expect will be received under non-cancellable operating and ground leases.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

The table above does not reflect future rental revenues from the potential renewal or replacement of existing and future leases, excludes leases on properties classified as held for sale, excludes property operating expense reimbursements and assumes no early termination of leases.

Pro Forma Financial Information

The following table has been prepared to provide estimated pro forma information for the three and nine month periods ended September 30, 2010 and 2009 with regards to our acquisition of the NOIP Portfolio and the related financing, as well as the subsequent disposition of certain assets within the NOIP Portfolio. This pro forma information includes the amounts included in revenues and net income (loss) since our acquisition of the NOIP Portfolio on June 25, 2010 and our estimate of the pro forma impact that the acquisition of each respective property would have had on our revenues and net income (loss) had we acquired these properties (i) as of January 1, 2010 for the three and nine months ended September 30, 2010, and (ii) January 1, 2009 for the three and nine months ended September 30, 2009.

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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2010		2009		2010		2009
	Revenue (1)	Net Income (Loss)	Revenue (1)	Net Loss	Revenue (1)	Net Income (Loss)	Revenue (1)	Net Loss
Actual historical operating results (2)	$71,042	$(1,075)	$40,763	$(6,776)	$160,975	$(136)	$119,640	$(26,527)
Supplemental pro forma adjustment for 2010 property acquisitions (3)	—	—	31,767	(6,960)	59,512	4,842	95,301	(20,880)
Amount in pro forma adjustment related to discontinued operations (4)	—	—	(3,901)	55	(7,801)	110	(11,702)	165

Pro forma operating results	$71,042	$(1,075)	$68,629	$(13,681)	$212,686	$4,816	$203,239	$(47,242)

NUMBER OF COMMON SHARES OUTSTANDING AS OF SEPTEMBER 30, 2010
Basic		182,913		182,913		182,913		182,913
Diluted		194,650		194,650		194,650		194,650
Pro forma operating results per basic and diluted common share		$(0.01)		$(0.07)		$.03		$(0.26)

(1)	Historical revenue includes equity in earnings from of our unconsolidated joint venture and interest and other income.
(2)	Amounts included in our actual historical operating results include $29.0 and $31.0 million of total revenue and a loss of approximately $2.4 million and $15.3 million that were attributable to the NOIP Portfolio acquisition for the three and nine months ended September 30, 2010. Historical results presented do not include income or loss from discontinued operations.
(3)	Supplemental pro forma adjustment includes our estimate of incremental rental revenue, rental expense, depreciation and amortization expense, asset management fees, acquisition-related expenses, net of other gains and interest expense that we may have incurred had the NOIP Portfolio acquisition been made on January 1, 2010, for the three and nine months ended September 30, 2010, and January 1, 2009, for the three and nine months ended September 30, 2009. As part of this consideration, acquisition-related expenses, net of other gains of approximately $19.1 million have been added back to our 2010 pro forma adjustment. Pro forma adjustments for 2010 acquisitions include depreciation expense of approximately $19.0 million for three months ended September 30, 2010 and 2009 and approximately $38.0 million for the nine months ended September 30, 2010 and 2009. This supplemental pro forma adjustment includes amounts for the six industrial properties that were sold on August 13, 2010 and the one office property classified as held for sale as of September 30, 2010.
(4)	During the three months ended September 30, 2010, we sold a portfolio of six industrial properties that were included in the NOIP portfolio and classified one office property that was included in the NOIP Portfolio acquisition as held for sale as of September 30, 2010. This amount reflects the pro-forma adjustment related to those properties.

Rental Revenue

The following table summarizes the adjustments to rental revenue related to the amortization of above-market lease assets and, below-market lease liabilities and for straight-line rental adjustments for the three and nine months ended September 30, 2010 and 2009 (amounts in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Straight-line rent adjustments	$3,104	$1,007	$5,252	$3,013
Above-market lease amortization	(2,345)	(770)	(3,807)	(2,260)
Below-market lease amortization	2,508	1,344	5,151	4,156

Total amortization	$3,267	$1,581	$6,596	$4,909

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as rental revenue. Tenant recovery income recognized as rental revenue for the three and nine months ended September 30, 2010 was approximately $9.5 million and $24.1 million, respectively. For the same periods ended September 30, 2009, tenant recovery income recognized was approximately $7.2 million and $21.5 million, respectively.

During the three months ended September 30, 2010, we received payment of approximately $6.3 million in settlement of contingent receivables of which approximately $6.5 million was estimated and recorded in other assets as of June 30, 2010. These contingencies generally provide us with limited compensation for potential legal costs, capital expenditures, lost rent and certain other leasing-related expenses and incentives in the event that these expenditures are required. The remaining amount is expected to be received in future periods.

4. INVESTMENT IN REAL ESTATE SECURITIES

As of September 30, 2010, the weighted average term remaining until the expected maturity of our CMBS and CRE-CDO investments, based on amounts invested, was approximately 5.5 years. As of September 30, 2010, the weighted average publicly available rating of our CMBS and CRE-CDO securities, as provided by Standard and Poor’s, were approximately B- and CCC-, respectively. The following table describes our investments in real estate securities as of September 30, 2010 and December 31, 2009 (dollar amounts in thousands).

	Preferred Equity	CRE-CDOs	CMBS	Total
As of September 30, 2010:
Amount invested, net of principal repayments	$102,725	$139,818	$4,019	$246,562
Other-than-temporary impairment	(69,694)	(137,544)	(4,014)	(211,252)
Reclassification of retained earnings to other comprehensive income	—	3,836	127	3,963
Proceeds from disposition of securities	(72,901)	—	—	(72,901)
Realized gain on disposition of securities	39,870	—	—	39,870
Net amortization/accretion of discounts and premiums	—	(2,829)	(132)	(2,961)

Amortized cost	—	3,281	—	3,281
Gross unrealized losses	—	(2,551)	—	(2,551)

Fair value as of September 30, 2010	$—	$730	$—	$730

As of December 31, 2009:
Amount invested, net of principal repayments	$102,725	$139,818	$4,019	$246,562
Other-than-temporary impairment	(69,694)	(132,305)	(3,866)	(205,865)
Reclassification of retained earnings to other comprehensive income	—	3,836	127	3,963
Net amortization/accretion of discounts and premiums	—	(1,402)	(14)	(1,416)

Amortized cost	33,031	9,947	266	43,244
Gross unrealized gains	30,994	1,204	51	32,249
Gross unrealized losses	(131)	(2,676)	—	(2,807)

Fair value	$63,894	$8,475	$317	$72,686

Unrealized Losses

As of September 30, 2010 and December 31, 2009, one and seven of our real estate securities, respectively, had fair values below their respective amortized costs. As of September 30, 2010, one of our CRE-CDO securities had an unrealized loss of approximately $2.6 million and had been in an unrealized loss position for over 12 months. As of December 31, 2009, five of our CMBS and CRE-CDO securities were in unrealized loss positions of approximately $2.7 million, all of which had been in unrealized loss positions for more than 12 months. In addition, two of our preferred equity securities had unrealized losses of approximately $131,000 as of December 31, 2009, both of which had been in unrealized loss positions for less than 12 months.

        Based upon our intent and ability to hold this real estate security for a period of time sufficient to allow for a forecasted recovery of fair value, the continued performance of the issuer and the underlying collateral, and our assessment, based on all available information considered, that the underlying cash flows will continue to perform in the future, the gross unrealized loss of approximately $2.6 million is considered to be temporary as of September 30, 2010, and, as a result, no additional impairment losses have been recognized.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

Other-than-Temporary Impairment

During the three months ended September 30, 2009, we recorded a net loss of approximately $6.4 million related to other-than-temporary impairment of our real estate securities. During the nine months ended September 30, 2010 and 2009, we recorded approximately $5.4 million and $13.1 million, respectively, related to other-than-temporary impairment of our real estate securities. Due to volatility with the credit market and its unpredictable impact for such securities, we determined that we cannot reliably predict the timing and amount of cash flows that we expect to receive related to the majority of our CMBS and CRE-CDO securities. Therefore, we account for such securities under the cost recovery method of accounting. The application of the cost recovery method of accounting requires that we cease to recognize interest income related to these securities until the amortized cost of each respective security is depleted or until we can reliably estimate cash flows, which has resulted in diminished securities income. Once the amortized cost of each security is depleted or we can reasonably estimate cash flows, cash payments will be recorded to interest income, which will result in increased securities income in future periods. Under the cost recovery method of accounting, if the fair value of a security falls below the amortized cost of that security and we do not anticipate that the receipt of near term cash flows will sufficiently reduce the security’s amortized cost below its fair value, then we recognize an other-than-temporary impairment in an amount equal to the difference between that security’s fair value and its amortized cost.

Credit Losses

As of September 30, 2010, we held one CRE-CDO security that was in an unrealized loss position. Since we do not intend to sell this security and it is not more likely than not that we will be required to sell it before recovery, other-than-temporary impairment write-downs related to this security have been separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income (loss).

A credit loss represents the difference between the present value of expected future cash flows and the amortized cost basis of a debt security. As of September 30, 2010, we had recognized approximately $137.6 million in other-than-temporary impairment related to our investments in debt securities. On April 1, 2009, for certain securities, we reclassified approximately $4.0 million in noncredit related other-than-temporary impairment from distributions in excess of earnings to accumulated other comprehensive income (loss). The following table presents a rollforward of the credit loss component of the amortized cost of debt securities for the nine months ended September 30, 2010 (amounts in thousands).

	For the Nine Months Ended September 30, 2010
	CRE-CDOs	CMBS	Total
Credit loss as of December 31, 2009	$128,469	$3,739	$132,208
Other-than-temporary impairment during period	5,239	148	5,387

Balance as of September 30, 2010	$133,708	$3,887	$137,595

Disposition of Preferred Equity Securities

During the three and nine months ended September 30, 2010, we received proceeds of approximately $14.5 million and $72.9 million, respectively, from the disposition of certain preferred equity securities positions. After other-than-temporary impairment charges of $69.7 million, the adjusted basis of the securities sold during the three and nine months ended September 30, 2010 were approximately $6.9 million and $33.0 million, respectively, resulting in net gains from the disposition of these preferred equity securities of approximately $7.6 million and $39.9 million, respectively. Before other-than-temporary impairment charges, the amount invested in the securities sold during the three and nine months ended September 30, 2010 was approximately $24.0 million and $102.7 million, respectively, resulting in estimated economic losses of approximately $9.5 million and $29.8 million, respectively. We did not dispose of any securities during the three and nine months ended September 30, 2009.

5. DEBT RELATED INVESTMENTS

As of September 30, 2010, we had approximately $151.0 million, net of loan loss reserves of $3.0 million, in debt related investments. The following table describes our debt related investments as of September 30, 2010 and December 31, 2009 (dollar amounts in thousands).

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

	Number of Investments as of		Net Investment (1) as of		Weighted Average Maturity in Years (2)
Investment Type	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Mortgage notes	3	2	$82,089	$68,634	2.1
B-notes	4	4	48,950	51,932	2.5
Mezzanine debt	1	2	19,951	19,946	6.3

Subtotal	8	8	150,990	140,512	2.8

Unconsolidated joint venture (3)	0	1	—	17,386	N/A

Total	8	9	$150,990	$157,898	2.8

(1)	Amount presented is net of accumulated accretion, amortization of discounts and premiums and allowances for loss on our debt related investments.
(2)	As of September 30, 2010 and weighted by relative investment amounts.
(3)	As of December 31, 2009, one of our debt related investments was accounted for as an unconsolidated joint venture using the equity method per guidance established pursuant to Accounting Standards Codification (“ASC”) Topic 323, Investments: Equity Method and Joint Ventures. We included this equity method investment in our debt related investments operating segment as the terms of our investment are similar to our other debt related investments. This equity method investment was repaid in full as of September 30, 2010.

The following table describes our debt related income, including equity in earnings of an unconsolidated joint venture, for the three months ended September 30, 2010 and 2009 (dollar amounts in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Weighted Average Yield as of September 30, 2010 (1)
Investment Type	2010	2009	2010	2009
Mortgage notes	$2,139	$1,408	$6,141	$1,408	10.4%
B-notes	978	731	2,905	2,292	6.8%
Mezzanine debt	718	959	1,928	2,770	10.5%

Subtotal	3,835	3,098	10,974	6,470	9.2%
Unconsolidated joint venture	—	557	941	1,653	0.0%

Total	$3,835	$3,655	$11,915	$8,123	9.2%

(1)	Weighted average yield is calculated on an unlevered basis using the amount invested, current interest rates and accretion of premiums or discounts realized upon the initial investment for each investment type as of September 30, 2010. Yields for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of September 30, 2010 for purposes of this table. We have assumed a yield of zero on the debt related investment for which we have recognized a full allowance for loss as of September 30, 2010.

Debt Related Investment Activity

Dulles Creek Loan Investment

During the nine months ended September 30, 2010, we invested in a $13.2 million senior mortgage loan secured by an office property located in Washington, DC market (the “Dulles Creek Loan”). The borrower under the Dulles Creek Loan is Brickman Dulles Creek LLC, an affiliate of New York-based Brickman, a private equity real estate sponsor. The Dulles Creek Loan has a term of three years and earns interest at a stated rate of 7.1%.

Liberty Avenue Debt Investment Repayment

During the nine months ended September 30, 2010, we received complete and full repayment of an indirect interest in a debt investment, which was structured as a redeemable preferred equity investment (the “Liberty Avenue Debt Investment”). The repayment of the Liberty Avenue Debt Investment was comprised of a principal repayment of $17.0 million plus an exit fee of approximately $170,000 and the payment of accrued interest of approximately $242,000. This investment was accounted for as an investment in unconsolidated joint venture in our accompanying financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

Provision for loan losses

During 2006, we acquired a debt related investment secured by an office property located in the San Diego, California market (“Seville Plaza”). During the nine months ended September 30, 2010, we recognized approximately $3.0 million in a provision for loss related to this debt related investment in the accompanying financial statements. This provision was entirely related to Seville Plaza and resulted from our assessment that future cash flows from this investment were highly uncertain and that our collateral position had no value. This represents a total provision for the entire carrying amount of this investment as of September 30, 2010. There were no provision losses recognized for our debt related investments during the three and nine months ended September 30, 2009.

Greensboro

During the three months ended September 30, 2010, we foreclosed on an office property in the Washington D.C. market that served as the collateral for a mezzanine loan structured debt investment. As of September 30, 2010, we presented the related assets and liabilities as assets held for sale and liabilities related to assets held for sale with the related results of operations presented as discontinued operations in the accompanying financial statements. As of December 31, 2009, we had fully reserved the amortized basis in this debt investment. During the three months ended September 30, 2010, we partially reversed a previously recorded provision for loan loss related to this investment, based on our estimation of the increase in the fair value of the underlying collateral. Subsequent to September 30, 2010, we disposed of this property for net proceeds that approximated the fair value of the Greensboro Office Park. See Note 3 for details of our accounting for this investment and additional details.

6. DEBT OBLIGATIONS

The following table describes our debt obligations as of September 30, 2010 and December 31, 2009 (dollar amounts in thousands).

	Weighted Average Stated Interest Rate as of		Outstanding Balance as of (1) (2)		Gross Investment Amount Securing Borrowings as of
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Fixed rate mortgages	5.8%	6.0%	$1,105,902	$764,967	$2,035,950	$1,322,177
Floating rate mortgages (3)	4.1%	2.0%	382,795	62,647	779,106	86,316

Sub-total	5.4%	5.7%	1,488,697	827,614	2,815,056	1,408,493
Repurchase facility	3.6%	N/A	61,452	—	82,089	N/A
Other secured borrowings (4)	5.5%	1.4%	26,948	13,352	N/A	63,894

Sub-total	4.2%	1.4%	88,400	13,352	82,089	63,894

Total	5.3%	5.6%	$1,577,097	$840,966	$2,897,145	$1,472,387

(1)	Amounts presented are net of unamortized discounts to the face value of our outstanding fixed-rate mortgages of approximately $5.5 million and $6.2 million as of September 30, 2010 and December 31, 2009, respectively.
(2)	This table excludes debt associated with discontinued operations. As of September 30, 2010, two office properties are classified as held for sale and reported as part of discontinued operations and these properties were encumbered by approximately $11.8 of floating rate mortgage debt bearing an interest rate of approximately 4.50% as of September 30, 2010 and approximately $108.9 million of fixed rate mortgage debt with a stated interest rate of 6.3%.
(3)	As of both September 30, 2010 and December 31, 2009, floating-rate mortgage notes were subject to interest rates at spreads of 1.40% to 3.50% over one-month LIBOR.
(4)	As of September 30, 2010, other secured borrowings consisted of mezzanine loan financing obtained from the seller of the NOIP Portfolio.

As of September 30, 2010, 18 mortgage notes were interest only and 26 mortgage notes were fully amortizing with outstanding principal balances of approximately $893.0 million and $595.0 million, respectively. Seven of our mortgage notes with an aggregate outstanding principal balance as of September 30, 2010 of approximately $399.3 million have initial maturities before September 30, 2012. As of September 30, 2010, we were in compliance with all financial covenants.

Borrowing activity

        During the nine months ended September 30, 2010, we incurred significant additional borrowings due to our acquisition of the NOIP Portfolio. We also incurred additional debt secured by certain of our previously unencumbered real properties and entered into a repurchase facility. The following tables summarizes certain critical terms related to these borrowings as of September 30, 2010 (dollar amounts in thousands).

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

Borrowing	Lender	Loan Amount	Amortizing / Interest Only (1)	Fixed / Floating Rate	Stated Interest Rate (2)	Maturity Date
Senior Mortgage Fixed Rate Financing:
Harborside	NY Life	$124,529	Amortizing	Fixed Rate	5.50%	December 2016
NOIP Fixed Rate Loan	Wells Fargo Bank / Bank of America	184,647	Amortizing	Fixed Rate	5.46%	July 2020
Campus Road Office Center	NY Life	35,000	Interest Only	Fixed Rate	4.75%	July 2015

Subtotal/Weighted Average		344,176			5.40%
Senior Mortgage Floating Rate Financing:
NOIP Floating Rate Loan (4)	Wells Fargo	265,530	Interest Only	Floating	4.50%	July 2012
New England Retail Portfolio Loan	Wells Fargo	49,700	Interest Only	Floating	4.45%	July 2012
Park Place	Wells Fargo	11,365	Interest Only	Floating	3.16%	August 2013

Subtotal/Weighted Average		326,595			4.45%

Mezzanine Loan Financing:
Tranche 1	iStar Financial	26,948	Amortizing	Fixed Rate	5.46%	June 2015
Tranche 2 (3)	iStar Financial	—	Interest Only	Fixed Rate	10.00%	N/A
Tranche 3 (3)	iStar Financial	—	Interest Only	Fixed Rate	10.00%	N/A

Subtotal/Weighted Average		26,948			5.46%
Other Secured Borrowings:
Repurchase Facility	Wells Fargo	61,452	Amortizing	Floating	3.60%	June 2013

Total Borrowings		$759,171			4.85%

(1)	Contractual payments during the three months ended September 30, 2010 have reduced outstanding balances on our amortizing loans.
(2)	The stated interest rate for floating rate borrowings is based upon the applicable LIBOR rate as of September 30, 2010.
(3)	During the three months ended September 30, 2010, we repaid all amounts borrowed under tranches 2 and 3 of our mezzanine loans.
(4)	Does not include approximately $11.8 million related to assets held for sale outstanding as of September 30, 2010.

The following discussion provides further detail of the borrowings summarized in the above table. Certain of these borrowings include restrictions, covenants, customary market carve-outs and/or guarantees by us. Certain financial covenants referenced below include tests of our general liquidity and debt servicing capability as well as certain collateral specific performance and valuation ratios. Specifically, we are required by certain of our borrowing arrangements to maintain the following financial covenants: (i) an interest coverage ratio of 1.75 to 1.00 or higher, (ii) a fixed charge coverage ratio of 1.50 to 1.00 or higher, (iii) a leverage ratio not to exceed 75%, (iv) a minimum liquidity of $10.0 million and (v) a minimum tangible net worth of $750.0 million. As of September 30, 2010, we were in compliance with all of these financial covenants.

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

Harborside and NOIP Fixed Rate Loan

        On June 25, 2010, we entered into two senior mortgage fixed rate amortizing loans to partially finance our acquisition of the National Office and Industrial Portfolio for which we received loan proceeds of $125.0 million from New York Life Insurance Company (the “Harborside Loan”) and $185.0 million from Wells Fargo Bank, National Association and Bank of America, National Association (the “NOIP Fixed Rate Loan”). The Harborside Loan is secured by one office property included in the National Office and Industrial Portfolio located in the Northern New Jersey market. The Harborside Loan matures in December 2016, includes two one-year extension options, subject to certain provisions and bears interest at 5.50% during the initial term. The Harborside Loan is nonrecourse to us during the initial term of the loan, subject to customary market carve-outs. However, the Harborside Loan may have limited recourse to us during the extension period subject to certain provisions. The NOIP Fixed Rate Loan is secured by 14 office and industrial properties included in the National Office and Industrial Portfolio and matures in July 2020. The NOIP Fixed Rate Loan bears interest at approximately 5.46% and is nonrecourse to us or our Operating Partnership, subject to customary market carve-outs. The Harborside Loan and the NOIP Fixed Rate Loan both contain certain restrictions and covenants that are customary for loans of this nature, including certain restrictions regarding change in control of the underlying collateral and/or borrowers and certain financial covenants with which we and/or the underlying borrowing entities must comply.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

During the three months ended September 30, 2010, we paid a fee of approximately $3.7 million related to a borrowing commitment under the NOIP Fixed Rate Loan that we terminated resulting in a related termination fee. The amount is classified as loss on financing commitments in the accompanying financial statements.

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

NOIP Floating Rate Loan

On June 25, 2010, we entered into a senior floating rate loan (the “NOIP Floating Rate Loan”) with Wells Fargo Bank, National Association to partially finance our acquisition of the National Office and Industrial Portfolio. We received loan proceeds of approximately $443.0 million from the NOIP Floating Rate Loan. The NOIP Floating Rate Loan bears interest at 3.5% over the one month LIBOR rate, subject to a 1.00% LIBOR floor, resulting in an interest rate of 4.50% as of September 30, 2010. The NOIP Floating Rate Loan is secured by 17 office and industrial properties included in the National Office and Industrial Portfolio. The initial term of the NOIP Floating Rate Loan matures in July 2012 and includes three one-year extension options that are subject to certain provisions for which we must qualify. In addition to standard nonrecourse carve-outs, the NOIP Floating Rate Loan provides for limited recourse to our Operating Partnership. The NOIP Floating Rate Loan contains restrictions and covenants that include certain restrictions regarding change in control of the underlying collateral and/or borrower and certain financial covenants with which we and/or the underlying borrowing entities must comply. Such financial covenants include compliance requirements based upon measurement thresholds related to our net worth and debt service paying capacity. Upon the sale of the Goodyear Portfolio, we repaid approximately $165.7 million of outstanding borrowings under the NOIP Floating Rate Loan.

New England Retail Portfolio Debt Financing

On June 24, 2010, we entered into a financing agreement with Wells Fargo Bank, National Association that is secured by ten previously unencumbered retail real properties located in the New England market for which we received initial loan proceeds of $49.7 million. This financing consists of one interest only, floating rate mortgage note that bears interest at 3.45% over the one month LIBOR rate, subject to a 1.00% LIBOR floor, resulting in an interest rate of 4.45% as of September 30, 2010. This loan matures in July 2012 and includes three one-year extension options that are subject to certain provisions for which we must qualify. This loan is nonrecourse to us or our Operating Partnership, subject to customary market carve-outs. This loan contains restrictions and covenants that are customary for loans of this nature, including certain restrictions regarding change in control of the underlying collateral and/or borrower and certain financial covenants with which we and/or the underlying borrowing entities must comply.

Mezzanine Loan Financing

On June 25, 2010, we entered into two mezzanine loans with the Sellers (collectively referred to as the “Mezzanine Loans”) to partially finance our acquisition of the NOIP Portfolio. The Mezzanine Loans totaled approximately $105.6 million and are secured by our equity interests in 31 of the 32 properties included in the NOIP Portfolio. The Mezzanine Loans include (i) a tranche for an amount of $27.0 million that bears interest at approximately 5.46%, requires monthly amortization payments (based upon a 30 year amortization schedule) and matures in June 2020, (ii) a second, interest only, tranche for an amount of approximately $12.4 million that bears interest at a rate of 10.00% for the first 3 years, 12.00% for the 4th through the 7th year, and 13.00% thereafter, and matures in June 2020 and (iii) a third, interest only, tranche for an amount of approximately $66.2 million that bears interest at 10.00% and matures in June 2013. We anticipate that the effective maturity dates for the above tranches will be June 2015, June 2013 and June 2013, respectively, due to the Sellers ability to put the mezzanine loans to us at their option on those dates. The Mezzanine Loans, through the Sellers’ rights to exercise their put option, are enforceable against our Operating Partnership. The Mezzanine Loans contain restrictions and covenants that are customary for loans of this nature, including certain restrictions regarding change in control of the underlying collateral and/or borrower.

        During the three months ended September 30, 2010, we repaid the second and third interest-only tranches of the Mezzanine Loans. As of September 30, 2010, we owed approximately $26.9 million on the amortizing tranche described above. Related to these payoffs, we incurred a loss of approximately $182,000 in early payoff penalties that is classified as loss on financing commitments in the accompanying financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

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

In connection with the Repo Seller’s entry into the Repo Facility, on June 25, 2010, Repo Seller transferred to Buyer three of our senior mortgage debt investments for proceeds of approximately $61.5 million under the Repo Facility, and the weighted average pricing rate associated with these Transactions was initially set at LIBOR plus 334 basis points, resulting in an all-in rate as of September 30, 2010 of 3.60%.

This transaction is treated as a debt financing transaction, as we (the seller), can cause the buyer to return the assets sold at any time during the life of the Repo Facility.

The following table sets forth contractual scheduled maturities of our mortgage notes and related details, including mortgage notes that may be subject to certain extension options, as of September 30, 2010 (dollar amounts in thousands).

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

Year Ending December 31,	Number of Mortgage Notes Maturing (1)	Outstanding Balance (2)	Gross Investment Amount of Properties Securing Mortgage Notes Maturing
2010(3)	1	$3,202	$14,632
2011	3	59,593	73,957
2012	3	336,530	709,404
2013	1	11,365	23,701
2014	3	93,584	156,536
2015	7	134,110	248,390
2016	13	314,930	580,971
2017	8	303,649	471,624
2018	0	—	—
2019	0	—	—
Thereafter	5	231,734	535,841

Total	44	$1,488,697	$2,815,056

(1)	Mortgage notes presented exclude other secured borrowings of approximately $61.5 million related to our master repurchase facility account, which matures in June 2013 and is subject to two one-year extensions and mezzanine borrowings of approximately $26.9 million, which mature in June 2015.
(2)	Of the outstanding principal balances of mortgage notes maturing in 2010 and 2011, approximately $46.5 million are subject to extensions options beyond December 31, 2011 and approximately $16.3 million of our mortgage notes have maturity dates that cannot be extended beyond December 31, 2011. Mortgage notes that are subject to extension options are also subject to certain lender covenants and restrictions that we must meet to extend the initial maturity date. We currently cannot assert with any degree of certainty that we will qualify for these extensions upon the initial maturity date of these mortgage notes.
(3)	Amount represents the remainder of 2010.

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

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps and caps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium payment. In connection with the borrowing activity noted in Note 6, we entered into and plan to enter into certain interest rate derivatives with the goal of mitigating our exposure to adverse fluctuations in the interest payments on our one-month LIBOR-indexed debt.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges under Accounting Standards Codification Topic 815 (“ASC Topic 815”) is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the next 12 months, we estimate that approximately $2.6 million will be reclassified as an increase to interest expense related to terminated hedges of fixed rate debt issuances, and we estimate that approximately $132,000 will be reclassified as an increase to interest expense related to active hedges of floating rate debt issuances. The term of the fixed rate debt issuances will mature during 2018 and 2019, and the term of the floating rate issuances will mature beginning in 2011 and continue into 2013. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The table below presents a reconciliation of the beginning and ending balances of our accumulated other comprehensive loss related to the effective portion of our cash flow hedges as presented on our financial statements (amounts in thousands).

Accumulated Other Comprehensive Income
Beginning balance as of December 31, 2009:	$(23,383)
Amortization of interest expense	2,028
Change in fair value	(247)
Attribution of OCI to noncontrolling interests	(79)

Ending balance as of September 30, 2010:	$(21,681)

Designated Hedges

As of September 30, 2010, we had three outstanding interest rate caps and two outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $126.4 million. As of December 31, 2009, we had one outstanding interest rate cap that was designated as a cash flow hedge of interest rate risk with a notional amount of $46.5 million, which matured in June 2010.

Undesignated Hedges

Derivatives not designated as hedges are not speculative and are used to hedge our exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a loss of approximately $170,000 and $282,000 for the three and nine months ended September 30, 2010, respectively. As of September 30, 2010, we had one outstanding interest rate cap that was not designated as a hedge with a notional amount of approximately $336.0 million. This interest rate cap was recorded as an asset on financial statements with a fair value of approximately $36,000. As of December 31, 2009, we had one outstanding interest rate collar that was not designated as a hedge with a notional amount of $9.7 million and a fair value of approximately $28,000 recorded as a liability. The collar matured during the three months ended March 31, 2010.

Fair Values of Derivative Instruments

The table below presents the fair value of our derivative financial instruments as well as their classification on our accompanying balance sheet as of September 30, 2010 (amounts in thousands).

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of September 30, 2010 Fair Value	As of December 31, 2009 Fair Value	Balance Sheet Location	As of September 30, 2010 Fair Value	As of December 31, 2009 Fair Value
Derivatives designated as hedging instruments under ASC Topic 815 Interest rate contracts	Other assets	$18	$—	Other Liabilities	$(103)	$—

Total derivatives designated as hedging instruments under ASC Topic 815		18	—		(103)	—
Derivatives not designated as hedging instruments under ASC Topic 815 Interest rate contracts	Other assets	36	—	Other Liabilities	—	(28)

Total derivatives not designated as hedging instruments under ASC Topic 815		36	—		—	(28)
Total derivatives		$54	$—		$(103)	$(28)

Effect of Derivative Instruments on the Statement of Operations

The table below presents the effect of our derivative financial instruments on our accompanying financial statements for the three and nine months ended September 30, 2010 and 2009 (amounts in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Derivatives Destingated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts	Interest rate contracts	Interest rate contracts
Amount of gain or (loss) recognized in OCI (effective portion)	$(128)	$(5)	$(247)	$4,960
Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Interest expense	Interest expense	Interest expense	Interest expense
Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)	$(650)	$(638)	$(2,028)	$(1,617)
Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) on derivatives	Gain (loss) on derivatives	Gain (loss) on derivatives	Gain (loss) on derivatives
Amount of gain or (loss) recognized in income due to missed forecast (ineffective portion and amount excluded from effectiveness testing)	$(36)	$(561)	$(36)	$(9,552)
Derivatives Not Destingated as Hedging Instruments

Derivative type	Interest rate contracts	Interest rate contracts	Interest rate contracts	Interest rate contracts
Location of gain or (loss) recognized in income	Gain (loss) on derivatives	Gain (loss) on derivatives	Gain (loss) on derivatives	Gain (loss) on derivatives
Amount of gain (loss) recognized in income	$(170)	$577	$(282)	$1,555

Credit Related Contingent Features

As of September 30, 2010, we did not have any derivatives that contained credit related contingent features that could result in a cash outlay due to collateral posting requirements or credit related termination events.

8. THE OPERATING PARTNERSHIP’S PRIVATE PLACEMENTS

Prior to December 31, 2009, our Operating Partnership offered undivided tenancy-in-common interests in real property and beneficial interests in Delaware Statutory Trusts that own real property (hereinafter referred to collectively as “fractional interests”) to accredited investors in private placements. In 2009, our Operating Partnership discontinued the private placements of fractional interests. The proceeds from the sale of these fractional interests are accounted for as financing obligations in the accompanying financial statements pursuant to ASC Topic 840, Accounting for Leases. Our Operating Partnership has 100% leased the properties sold to investors, and in accordance with ASC Topic 840, rental payments made pursuant to such leases to investors are accounted for generally as interest expense using the interest method, whereby a portion is accounted for as interest expense and a portion is accounted for as an accretion or amortization of the outstanding principal balance of the financing obligations.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

For the three and nine months ended September 30, 2010, we incurred rent obligations of approximately $900,000 and $4.0 million, respectively, under our lease agreements with the investors who had participated in our Operating Partnership’s private placements. During the same periods in 2009, we incurred rent obligations of approximately $1.7 million and $4.8 million, respectively, under our lease agreements with the investors who had participated in our Operating Partnership’s private placements. The various lease agreements in place as of September 30, 2010 contained expiration dates ranging from June 2019 to November 2037.

During the nine months ended September 30, 2010, we exercised our option to acquire, at fair value, approximately $47.3 million of previously sold fractional interests in two retail properties for approximately 4.7 million OP Units issued at a price of $10.00 per OP Unit in accordance with the purchase option agreement. The result of this activity was a net decrease in our financing obligations of approximately $47.3 million for the nine months ended September 30, 2010 and an increase in noncontrolling interest of approximately $43.3 million. This increase in noncontrolling interest was comprised of approximately $47.3 million in gross fractional interests acquired, less approximately $4.0 of unamortized upfront costs associated with these fractional interest that were previously accounted for as deferred loan costs.

9. FAIR VALUE DISCLOSURES

The table below presents certain of our significant assets measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy set forth by ASC Topic 820 within which those measurements fall (amounts in thousands).

	Level 1	Level 2	Level 3	Total
As of September 30, 2010:
Assets
Preferred equity	$—	$—	$—	$—
CMBS and CRE-CDOs	—	—	730	730

Investment in real estate securities	—	—	730	730
As of December 31, 2009:
Assets
Preferred equity	$63,894	$—	$—	$63,894
CMBS and CRE-CDOs	—	—	8,792	8,792

Investment in real estate securities	63,894	—	8,792	72,686

The table below presents a reconciliation of the beginning and ending balances of certain of our significant assets having fair value measurements between December 31, 2009 and September 30, 2010 (amounts in thousands).

	Preferred Equity	CMBS and CRE- CDOs (1)
Beginning balance as of December 31, 2009	$63,894	$8,792
Included in net income (loss)	(39,870)	(6,932)
Included in other comprehensive income (loss)	—	(1,130)
Purchases, issuances and settlements	(24,024)	—

Total change in fair value	$(63,894)	$(8,062)
Transfers in and/or out of Level 3	—	—

Ending balance as of September 30, 2010	$—	$730

(1)	Amounts presented include an other-than-temporary impairment charge of approximately $5.4 million, amortization due to the cost recovery method of accounting of approximately $1.9 million offset by net amortization of approximately $402,000.

Fair Value Estimates of Investments in Real Estate Securities

Our real estate securities are valued in two categories, comprised of preferred equity securities, and CMBS and CRE-CDOs. Our pricing procedures for each of the two categories are applied to each specific investment within their respective categories.

Preferred Equity Securities—The valuation of our investments in preferred equity securities is determined using exchange-listed prices in an active market. As such, preferred equity securities fall within Level 1 of the fair value hierarchy.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

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

Nonrecurring Fair Value Measurements

During the nine months ended September 30, 2010, we recognized provision losses related to one of our debt related investments in the accompanying financial statements. This provision was entirely related to one B-note debt investment and we recorded a complete loss for the debt investment based on our determination that future cash flows from this investment were highly uncertain and that there was no fair value attributable to the debt investment as of September 30, 2010. Our estimate of the fair value of this debt investment was made primarily using a discounted cash flow analysis of the underlying collateral that was comprised of unobservable market assumptions and market data. Such assumptions considered factors such as market leasing rates, prospects for lease renewal, acquisition of new tenants, the incurrence of possible capital expenditures, consideration of the in-place financing structure, comparable sales of similar properties and/or debt investments, transaction costs and the potential for additional financing and/or refinancing. We consider the Level 3 inputs used in determining the fair value of this debt investment to be significant. As such, this investment falls under the Level 3 category of the fair value hierarchy.

During the three months ended September 30, 2010, we recognized an impairment loss related to one of our operating office properties of approximately $3.9 million. We recorded the impairment loss based on our determination that the carrying amount of the asset was greater than the related expected undiscounted future cash flows as of September 30, 2010. Our estimate of the fair value of the property was made based primarily on unobservable market assumptions and data, including comparable sales of similar properties and other assumptions that are similar to those discussed above in the measurement of provision losses for our debt investments. We consider the Level 3 inputs used in determining the fair value of this office property to be significant. As such, this property falls under the Level 3 category of the fair value hierarchy.

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

The fair values estimated below are indicative of certain interest rate and other assumptions as of September 30, 2010 and December 31, 2009, and may not take into consideration the effects of subsequent interest rate or other assumption fluctuations, or changes in the values of underlying collateral. The fair values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate their carrying values because of the short-term nature of these instruments. In addition, we determined that the fair value of our other secured borrowings approximate their carrying values as of September 30, 2010 and December 31, 2009.

The carrying amounts and estimated fair values of our other financial instruments as of September 30, 2010 and December 31, 2009 were as follows (amounts in thousands).

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

	As of September 30, 2010		As of December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Investments in real estate securities	$730	$730	$72,686	$72,686
Fixed-rate debt related investments, net	116,960	119,265	106,562	103,691
Floating-rate debt related investments, net	33,910	32,545	33,950	30,328
Derivative instruments	54	54	—	—

Liabilities:
Fixed-rate mortgage notes and other fixed rate borrowings	$1,132,852	$1,277,499	$764,967	$723,005
Floating-rate mortgage notes (1)	382,795	383,167	56,200	55,071
Derivative liabilities	103	103	28	28

(1)	Amounts presented do not include mortgage note borrowings related to assets held for sale.

See Note 9 for details regarding methodologies and key assumptions applied to determining the fair value of our investments in real estate securities and derivative liabilities. The methodologies used and key assumptions made to estimate fair values of the other financial instruments described in the above table are as follows:

Debt Related Investments — The fair value of our debt investments as of September 30, 2010 and December 31, 2009, was estimated using a discounted cash flow analysis that utilized estimates of scheduled cash flows and discount rates estimated to approximate those that a willing buyer and seller might use. Our estimate of such discount rates are based on unobservable Level 3 inputs, which we have determined to be our best estimate of current market rates of similar instruments.

Mortgage Notes — The fair value of our fixed-rate and floating-rate mortgage notes as of September 30, 2010 and December 31, 2009, was estimated using a discounted cash flow analysis, based on our estimate of market interest rates. Credit spreads relating to the underlying instruments are based on unobservable Level 3 inputs, which we have determined to be our best estimate of current market spreads of similar instruments.

11. NONCONTROLLING INTERESTS

Our noncontrolling interests consist of three components: (i) joint venture partnership interests held by our partners, (ii) OP Units held by third parties and our Advisor and (iii) special units held by the parent of our Advisor. The following table summarizes noncontrolling interest balances as of September 30, 2010 and December 31, 2009 in terms of cumulative contributions, distributions and cumulative allocations of net income (loss) (amounts in thousands).

	As of September 30, 2010	As of December 31, 2009
OP Units:
Contributions	$106,809	$63,527
Distributions	(10,872)	(6,917)
Share of net loss	(8,050)	(8,062)
Share of comprehensive loss	2,086	3,481

Subtotal	89,973	52,029
Joint Venture Partner Interests:
Contributions	$35,450	35,383
Distributions	(14,815)	(13,328)
Share of net loss	(2,808)	(2,514)

Subtotal	17,827	19,541
Special Units:
Contributions	1	1
Distributions	—	—
Share of net loss	—	—

Subtotal	1	1

Total	$107,801	$71,571

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

OP Units

As of September 30, 2010 and December 31, 2009, we owned approximately 94.0% and 96.3% of our Operating Partnership, respectively, and the remaining interests in our Operating Partnership were owned by third-party investors and our Advisor. After a period of one year from the date of issuance, holders of OP Units may request the Operating Partnership to redeem their OP Units. We have the option of redeeming the OP Units with cash, shares of our common stock, or with a combination of cash and shares of our common stock.

In May 2005, our Operating Partnership issued 20,000 OP Units to our Advisor for gross proceeds of $200,000, which represented less than a 0.1% ownership interest in our Operating Partnership as of September 30, 2010. In addition, as of September 30, 2010 and December 31, 2009, our Operating Partnership had issued approximately 11.7 million and 7.0 million OP Units, respectively, to third-party investors in connection with its private placement offerings, and such units had a maximum approximate redemption value of $117.1 million based on the most recent selling price of our common stock pursuant to a primary offering. During the nine months ended September 30, 2010, our Operating Partnership issued approximately 4.7 million OP units.

12. STOCKHOLDERS’ EQUITY

Common Stock

We have raised equity capital through selling shares of our common stock pursuant to two public offerings and reinvestment of dividends by our stockholders through our distribution reinvestment plan (the “DRIP Plan”). We terminated our primary public offering in 2009. We have and intend to continue to offer shares of common stock through our DRIP Plan. The following table summarizes shares sold, gross proceeds received and the commissions and fees paid by offering as of September 30, 2010 (amounts in thousands).

	Shares	Gross Proceeds	Commissions and Fees	Net Proceeds
Shares sold in the initial offering	114,742	$1,136,968	$(104,295)	$1,032,673
Shares sold in the follow-on offering	67,140	659,831	(55,332)	604,499
Shares sold pursuant to our distribution reinvestment plan in the initial offering	3,455	32,825	(309)	32,516
Shares sold pursuant to our distribution reinvestment plan in the follow-on offering	13,516	128,421	—	128,421
Shares repurchased pursuant to our share redemption program	(15,940)	(149,334)	—	(149,334)

Total	182,913	$1,808,711	$(159,936)	$1,648,775

For the nine months ended September 30, 2010, approximately 4.2 million shares of our common stock were issued in connection with the DRIP Plan for net proceeds of approximately $40.1 million. During the nine months ended September 30, 2010, we redeemed approximately 4.1 million shares of common stock pursuant to our share redemption program for a total repurchase amount of approximately $39.4 million.

During the three and nine months ended September 30, 2010, we declared distributions to our common stockholders of approximately $27.6 million and $82.8 million, respectively. Of these amounts, for the three and nine months ended September 30, 2010, approximately $15.1 million and $44.0 million, respectively, were paid or payable in cash and approximately $12.5 million and $38.8 million, respectively, were reinvested in shares of our common stock pursuant to our DRIP Plan. For the same periods in 2009, we declared distributions to our common stockholders of approximately $26.7 million and $76.7 million, respectively. Of these amounts, approximately $13.0 million and $36.4 million, respectively, was paid in cash and approximately $13.7 million and $40.3 million, respectively, was reinvested in shares of our common stock pursuant to our DRIP Plan.

13. RELATED PARTY TRANSACTIONS

Our Advisor

        Our day-to-day activities are managed by our Advisor, under the terms and conditions of the Advisory Agreement. Our Advisor is considered to be a related party as certain indirect owners and employees of our Advisor serve as our executives. The responsibilities of our Advisor include, among other things, the selection and underwriting of our real property, debt related investments and real estate securities, the negotiations for these investments, the asset management and financing of these investments and the selection of prospective joint venture partners. As of September 30, 2010 and December 31, 2009, we owed approximately $34,000 and $35,000, respectively, to our Advisor and affiliates of our Advisor for such services and reimbursement of certain expenses.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

Acquisition Fees

Pursuant to the Advisory Agreement, we pay certain acquisition fees to the Advisor. For each real property acquired in the operating stage, the acquisition fee is an amount equal to 1.0% of our proportional interest in the purchase price of the property. For each real property acquired prior to or during the development or construction stage, the acquisition fee will be an amount not to exceed 4.0% of the total project cost (which will be the amount actually paid or allocated to the purchase, development, construction or improvement of a property exclusive of acquisition fees and acquisition expenses). The Advisor also is entitled to receive an acquisition fee of 1.0% of the principal amount in connection with the origination or acquisition of any type of debt investment including, but not limited to, the origination of mortgage loans, B-notes, mezzanine debt, participating debt (including with equity-like features), non-traded preferred securities, convertible debt, hybrid instruments, equity instruments and other related investments. However, to the extent that such debt investments are originated or acquired pursuant to our agreement with our debt advisor, (defined below) such acquisitions fees may differ. See the section below titled “The Debt Advisor” for further discussion of these fees. Approximately $0 and $14.0 million in acquisition fees were earned by the Advisor during the three and nine months ended September 30, 2010, respectively, primarily related to the acquisition of the National Office and Industrial Portfolio. During the same period in 2009, our Advisor earned approximately $650,000 and $1.9 million, respectively, in acquisition fees.

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

In addition, both before and after the Dividend Coverage Ratio Date, the asset management fee for all real property assets (acquired both prior to and after the Dividend Coverage Ratio Date) includes a fee of 1.0% of the sales price of individual real property assets upon disposition. To date, we have not met the Dividend Coverage Ratio threshold. As such, as of September 30, 2010, we have and continue to pay our Advisor asset management fees pursuant to the asset management fee structure applicable to us prior to the Dividend Coverage Ratio Date.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

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

For the three and nine months ended September 30, 2010, our Advisor earned approximately $5.5 million and $13.5 million in asset management fees, respectively. For the same period in 2009, our Advisor earned approximately $3.4 million and $9.5 million in asset management fees, respectively. These amounts are inclusive of asset management fees earned on assets classified as held for sale as of September 30, 2010, and December 31, 2009. In addition, our Advisor earned asset management fees associated with the disposition of real properties of approximately $1.8 million for the three and nine months ended September 30, 2010. Our Advisor did not earn any fees associated with the disposition of real property during the same periods in 2009.

Other Expense Reimbursements

We are also obligated, subject to certain limitations, to reimburse our Advisor for certain expenses incurred on our behalf for providing services contemplated in the Advisory Agreement (the Advisor utilizes its employees to provide such services and in certain instances that includes our named executive officers) provided that the Advisor does not receive a specific fee for the activities that generate the expenses to be reimbursed. For the three and nine months ended September 30, 2010, we incurred approximately $350,000 and $991,000, respectively, of these expenses, which we reimbursed to the Advisor. We record these reimbursements as general and administrative expenses in our financial statements. For the same period in 2009, we incurred approximately $147,000 and $531,000, respectively, of these expenses.

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

The Advisor’s product specialists are and will be compensated through a combination of (i) reallowance of acquisition, disposition, asset management and/or other fees paid by us to the Advisor and (ii) potential profit participation in connection with specific portfolio asset(s) identified by them and invested in by us. We may enter into joint ventures or other arrangements with affiliates of the Advisor to acquire, develop and/or manage real properties. As of September 30, 2010, our Advisor had entered into joint venture and/or product specialist arrangements with two current affiliates (Dividend Capital Investments LLC and FundCore LLC) and one former affiliate (DCT Industrial Trust Inc.), as discussed below in more detail.

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

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

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

As of September 30, 2010, we had acquired two debt related investments pursuant to our arrangement with the Debt Advisor with a carrying amount of approximately $17.0 million and paid an acquisition fee of approximately $610,000 to our Advisor, which was fully reallowed to FundCore LLC.

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

In June 2007, DCT Joint Venture I LLC incurred a secured $16.0 million 6.0% interest note, maturing with one balloon payment in July 2014 to DCT. Interest is due monthly on the unpaid balance. For the three and nine months ended September 30, 2010, we recognized interest expense from this mortgage note of approximately $241,000 and $722,000, respectively. For the same period in 2009, we recognized interest expense from this mortgage note of approximately $241,000 and $722,000, respectively.

14. NET INCOME (LOSS) PER COMMON SHARE

Reconciliations of the numerator and denominator used to calculate basic net income (loss) per common share to the numerator and denominator used to calculate diluted net income (loss) per common share for the three and nine months ended September 30, 2010 and 2009, are described in the following table (amounts in thousands, except per share information).

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator
Income (loss) from continuing operations	$3,893	$(6,940)	$4,970	$(26,919)
Income (loss) from continuing operations attributable to noncontrolling interests	(76)	350	64	1,438

Income (loss) from continuing operations attributable to common stockholders	3,817	(6,590)	5,034	(25,481)
Dilutive noncontrolling interests share of income from continuing operations	244	(261)	241	(1,066)
Numerator for diluted earnings per share – adjusted income from continuing operations	$4,061	$(6,851)	$5,275	$(26,547)

Income (loss) from discontinued operations	(4,968)	164	(5,106)	392
Income (loss) from discontinued operations attributable to noncontrolling interests	305	(25)	219	(62)

Income (loss) from discontinued operations attributable to common stockholders	(4,663)	139	(4,887)	330
Dilutive noncontrolling interests share of discontinued operations	(297)	6	(234)	14
Numerator for diluted earnings per share –adjusted income (loss) from discontinued operations	$(4,960)	$145	$(5,121)	$344

Denominator
Weighted average shares outstanding-basic	183,988	178,062	184,049	170,559
Incremental weighted average shares effect of conversion of OP units	11,737	7,056	8,830	7,136

Weighted average shares outstanding-diluted	195,725	185,118	192,879	177,695

NET INCOME PER COMMON SHARE-BASIC
Net income (loss) from continuing operations	$0.02	$(0.04)	$0.03	$(0.15)
Net income (loss) from discontinued operations, net of noncontrolling interest	$(0.03)	$0.00	$(0.03)	$0.00

Net income (loss)	$(0.01)	$(0.04)	$(0.00)	$(0.15)
NET INCOME PER COMMON SHARE-DILUTED
Net income (loss) from continuing operations	$0.02	$(0.04)	$0.03	$(0.15)
Net income (loss) from discontinued operations, net of noncontrolling interest	$(0.03)	$0.00	$(0.03)	$0.00

Net income (loss)	$(0.01)	$(0.04)	$(0.00)	$(0.15)

15. SEGMENT INFORMATION

We have three business segments, which are real property, debt related investments and real estate securities. We organize and analyze the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, investment strategies and objectives and distinct management of each segment. The following table sets forth components of net operating income (“NOI”) of our segments for the three and nine months ended September 30, 2010 and 2009 (amounts in thousands).

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

	For the Three Months Ended September 30,
	Revenues		NOI
	2010	2009	2010	2009
Real property (1)	$66,624	$35,609	$52,003	$26,407
Debt related investments (2)	3,835	3,655	3,835	3,655
Real estate securities	583	1,499	583	1,499

Total	$71,042	$40,763	$56,421	$31,561

	For the Nine Months Ended September 30,
	Revenues		NOI
	2010	2009	2010	2009
Real property (1)	$146,273	$104,888	$110,468	$77,614
Debt related investments (2)	11,915	8,123	11,915	8,123
Real estate securities	2,787	6,629	2,787	6,629

Total	$160,975	$119,640	$125,170	$92,366

(1)	Does not include results of operations of real property assets held for sale.
(2)	Includes operating results from our investment in an unconsolidated joint venture.

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

The following table is a reconciliation of our NOI to our reported net income (loss) from continuing operations for the three and nine months ended September 30, 2010 and 2009 (amounts in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net operating income	$56,421	$31,561	$125,170	$92,366
Interest and other income	54	497	436	2,599
Depreciation and amortization expense	(33,634)	(14,544)	(64,715)	(43,428)
General and administrative expenses	(1,877)	(1,105)	(4,982)	(3,574)
Asset management fees, related party	(5,521)	(3,353)	(13,478)	(9,426)
Interest expense	(24,846)	(14,576)	(55,466)	(41,569)
Acquisition-related expenses net of other (losses) gains	—	949	(19,081)	(2,827)
Gain (loss) on derivatives	(202)	16	(313)	(7,997)
Impairment of real estate property	(3,900)	—	(3,900)	—
Loss on financing commitments	(3,906)	—	(3,906)	—
Gain on disposition of real estate securities	7,598	—	39,870	—
Other-than-temporary impairment on securities	—	(6,385)	(5,387)	(13,063)
Provision for loss on debt related investments	13,706	—	10,722	—
Discontinued operations	(4,968)	164	(5,106)	392
Net income (loss) attributable to noncontrolling interests	230	326	283	1,376

Net income (loss) attributable to common stockholders	$(845)	$(6,450)	$147	$(25,151)

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

The following table reflects our total assets by business segment as of September 30, 2010 and December 31, 2009 (amounts in thousands).

	As of September 30, 2010	As of December 31, 2009
Segment assets:
Net investments in real property	$2,663,405	$1,539,408
Debt related investments, net (1)	150,990	157,898
Investments in real estate securities	730	72,686

Total segment assets, net	2,815,125	1,769,992

Non-segment assets:
Cash and cash equivalents	98,832	514,786
Other non-segment assets (2)	97,134	78,213
Assets held for sale	149,271	—

Total assets	$3,160,062	$2,362,991

(1)	Includes our investment in an unconsolidated joint venture. See Note 5.
(2)	Other nonsegment assets primarily consist of corporate assets including restricted cash and certain loan costs, including loan costs associated with our financing obligations.

16. LITIGATION

On July 14, 2010, Northrop Grumman Systems Corporation (“Northrop”), filed a complaint in the Circuit Court of Fairfax County, Virginia against iStar NG, LP, TRT Acquisitions, LLC, TRT NOIP Colshire - McLean LLC, and Dividend Capital Total Realty Trust Inc. (together, the “Dividend Capital Defendants”) and iStar Financial Inc. (“iStar Financial” and, together with Dividend Capital Defendants, the “Defendants”). Northrop’s Complaint pertains to a real estate project containing two commercial office buildings and a parking garage located at 7555-7575 Colshire Drive in McLean, Virginia (the “Project”). TRT NOIP Colshire - McLean LLC, a wholly-owned subsidiary of Dividend Capital Total Realty Trust Inc., acquired iStar NG LP as part of the National Office and Industrial Portfolio which was acquired from several subsidiaries of iStar Financial on June 25, 2010. Northrop, a holder of a leasehold interest in the Project, alleges that iStar Financial and the Dividend Capital Defendants knowingly completed the sale of the Project (rather than a sale of the owner of the Project, iStar NG LP). Northrop’s Complaint claims that the alleged sale of the Project violated Northrop’s right of first offer (“ROFO”) contained in the relevant deed of lease. Northrop’s Complaint seeks specific performance of the ROFO, other injunctive relief, compensatory damages in the amount of $250 million, $350,000 in punitive damages, treble damages under the Virginia Business Conspiracy Statute, costs, and attorneys’ fees. On August 10, 2010, Defendants filed with the Fairfax County Circuit Court papers seeking dismissal of Northrop’s Complaint as a matter of law. These are scheduled to be heard on December 17, 2010. In addition to defending Northrop’s Complaint generally and asserting counterclaims, the Dividend Capital Defendants have obtained indemnities from iStar Financial and insurance coverage that are subject to certain terms, conditions, and limitations. The Dividend Capital Defendants have asserted counterclaims against Northrop based in part on Northrop’s intentional interference with the sale of the Project, its interference with contracts and prospective contracts, and its breach of the contract between iStar NG and Northrop. The Dividend Capital Defendants seek specific performance, damages in an amount yet to be determined, costs, and attorneys’ fees.

17. SUBSEQUENT EVENTS

Disposition of Real Properties

Subsequent to September 30, 2010, we sold an office property in the Washington D.C. market that we had previously accounted for as a debt investment and have included in our accompanying financial statements as an asset held for sale, to a third party buyer. The related debt investment had an amortized basis to us of approximately $17.3 million, prior to a provision for loan loss of approximately $17.3 million. As of September 30, 2010, we had reversed approximately $13.7 million of our previously recognized provision for loan loss, and recorded the real property at its fair value of approximately $125.3 million, and recorded the senior mortgage note and other liabilities of $110.0 million. Net proceeds from the sale of this property were approximately $13.7 million, after selling costs of approximately $2.4 million.

        In addition, subsequent to September 30, 2010, we sold an office property acquired with the NOIP Portfolio aggregating approximately 180,000 net rentable square feet in the Silicon Valley market to an unaffiliated third party buyer for a sales price of approximately $24.1 million. This property is classified as held for sale as of September 30, 2010, with the related results of operations classified as discontinued operations in our accompanying financial statements. Net proceeds of $23.5 million were realized upon completion of this transaction, resulting in an unrealized loss of approximately $785,000 primarily comprised of selling costs and expenses, which we had accrued as of September 30, 2010. Upon the sale of this property, we paid down approximately $14.1 million of outstanding borrowings under the NOIP Floating Rate Loan.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

Bamboo Distribution Center Loan Investment

Subsequent to September 30, 2010, we invested in a $17.0 million senior mortgage loan secured by an industrial property located in the Honolulu, Hawaii market (the “Bamboo Distribution Center Loan”). The borrower under the Bamboo Distribution Center Loan is Fowler Property Acquisitions, a privately held real estate sponsor. The Bamboo Distribution Center Loan has a term of four years and earns interest at a stated rate of 7.5%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements relate to, without limitation, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), other development trends of the real estate industry, business strategies, and the growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors that may cause our results to vary are general economic and business (particularly real estate and capital market) conditions being less favorable than expected, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, availability and creditworthiness of prospective tenants, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, tenants’ ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental, regulatory and/or safety requirements, tenant bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control. For a further discussion of these factors and other risk factors that could lead to actual results materially different from those described in the forward-looking statements, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Commission on March 23, 2010. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

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

The primary source of our revenue and earnings is comprised of rent received from customers under long-term (generally three to ten years) operating leases of our properties, including reimbursements from tenants for certain operating costs and interest payments from our debt related investments. Our primary expenses include rental expenses, depreciation and amortization expenses, general and administrative expenses, asset management fees and interest expense.

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

We closed our primary offering of common shares in September of 2009, which marked the completion of our initial capital raising stage through which we raised approximately $2.0 billion in gross proceeds and after fees, commissions and reimbursements, we realized approximately $1.8 billion in net proceeds from both our offering of common stock and fractional interests. Since our inception, we have been actively seeking investments for our capital and with the acquisition of the National Office and Industrial Portfolio (discussed below) we have substantially invested all the capital raised to date. However, to a lesser extent, we will continue to seek investment opportunities that complement our existing portfolio and evaluate certain existing investments to monetize such investments at what believe to be attractive prices. We have endeavored since our initial investments to, and will continue to actively manage our portfolio in order to drive growth within our existing investments.

As of September 30, 2010, we had total gross investments of approximately $3.0 billion (before accumulated depreciation of approximately $213.1 million), comprised of:

(1)	100 operating properties located in 31 geographic markets in the United States, aggregating approximately 19.3 million net rentable square feet (excludes two assets held for sale totaling 675,000 net rentable square feet and aggregate gross investment of $149.3 million). Our operating real property portfolio includes an aggregate gross investment amount of approximately $2.9 billion and consists of:

•	38 office properties located in 16 geographic markets, totaling approximately 7.3 million net rentable square feet, with an aggregate gross investment amount of approximately $1.7 billion;

•	31 industrial properties located in 17 geographic markets, totaling approximately 9.0 million net rentable square feet, with an aggregate gross investment amount of approximately $487 million; and

•	31 retail properties located in 7 geographic markets, totaling approximately 3.0 million net rentable square feet, with an aggregate gross investment amount of approximately $703.1 million.

(2)	Approximately $151.0 million in net debt related investments, including (a) investments in mortgage notes of approximately $82.1 million, (b) investments in B-notes of approximately $48.9 million and (c) investments in mezzanine debt of approximately $20.0 million.

(3)	Approximately $730,000 in real estate securities comprised of CMBS and CRE-CDO investments.

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

Any future and near-term investment activity is expected to be funded primarily through the use of cash on hand, cash generated from operations, proceeds from our DRIP plan, proceeds from the sale of existing investments, and the issuance and assumption of debt obligations.

•	Cash on hand—As of September 30, 2010, we had approximately $98.8 million of cash and cash equivalents.

•	Cash generated from operations—During the third quarter, we generated approximately $9.2 million from operations of our real properties and income from debt related investments.

•	Proceeds from our DRIP plan—During the third quarter, we received approximately $13.0 million in proceeds from our DRIP plan.

•	Proceeds from sales of existing investments—During the third quarter, we sold nine properties for total proceeds of $178.5 million.

•

The issuance and assumption of debt obligations—As of September 30, 2010, we had total debt obligations of approximately $1.6 billion comprised of approximately $1.5 billion of mortgage notes and $88.5 million of other secured borrowings outstanding.

We believe that our existing cash balance, cash generated from operations, proceeds from our DRIP plan, our ability to sell investments and to issue debt obligations, remains adequate to meet our expected capital obligations for the next twelve months. Maintaining a strong cash balance remains critical in the current market to position us well in order for us to preserve the value of our portfolio and to take advantage of investment opportunities. Historically, we have been prudent in the deployment of our capital, resulting in a slower pace of investments. This resulted in us carrying higher cash balances over the past couple of years, which in turn diluted our goal of funding the payment of quarterly distributions to our investors entirely from our operations over time. With the recent investment in the National Office and Industrial Portfolio, we have made significant progress towards this goal and we believe that this investment will continue to have a positive impact on our operating results.

Principal Business Risks

In our view, there are several principal near-term business risks we face in achieving our business objectives.

•

The risk that the economy is slow to recover or a so called “double-dip” recession in the economy could have a materially adverse impact on our operations. This could manifest itself through our real property investments as a result of increased tenant bankruptcies and tenant defaults and generally lower demand for rentable space, which could lead to an oversupply of rentable space or increased rent concessions, tenant improvement expenditures or reduced rental rates to maintain occupancies. As a result, our real property portfolio could realize a decrease in cash flow and overall value which in turn could hinder our ability to fulfill our obligations such as debt service payments, operating expenses and distributions to our investors.

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

•

The magnitude of the NOIP Portfolio acquisition comes with significant risks that include, but are not limited to, the financing we obtained to close the transaction, integration of the operations and significantly decreased levels of liquidity. This portfolio practically doubles the size our real property portfolio and the financing we obtained, in limited cases, involved recourse to our Operating Partnership. We have sold, and intend to continue to sell, certain assets within this portfolio, and have used, and will continue to use, the proceeds to pay down debt. However, disposing of a significant amount of real property assets can be difficult and we may not be able to fully execute our disposition strategy. See “Risk Factors” under Item 1A of this Quarterly Report on Form 10-Q for a more detailed discussion of the risks associated with the acquisition of the NOIP Portfolio.

We believe our investment and financing strategies significantly mitigate these risks. Specifically, the diversification of our portfolio combined with our longer term average lease maturity and debt maturity schedule will help us to withstand a slow economic recovery. Further, we believe that the NOIP Portfolio complements our investment and financing strategy because the majority of the leases included in the NOIP Portfolio are triple-net or absolute leases with single tenants, mitigating the integration risks inherent in an acquisition of this magnitude. Successful execution of our disposition strategy with respect to the NOIP Portfolio will help to significantly reduce our borrowings that have shorter maturities and therefore effectively increase the average maturity of our remaining debt obligations.

Significant Transactions During the Nine Months Ended September 30, 2010

Investment Activity

National Office and Industrial Portfolio

On June 25, 2010, through various wholly-owned subsidiaries, we completed the acquisition of a portfolio of office and industrial properties (the “National Office and Industrial Portfolio” or the “NOIP Portfolio”), or interests therein, from several subsidiaries of iStar Financial Inc. (the “Sellers”). The aggregate purchase price of the NOIP Portfolio was approximately $1.35 billion, adjusted for closing costs and customary prorations of taxes, operating expenses, leasing costs and other items. The NOIP Portfolio comprises a diversified portfolio of 32 office and industrial properties located in 16 markets within the United States aggregating approximately 11.3 million net rentable square feet. Included in this portfolio are 21 office properties located in 10 markets aggregating approximately 4.6 million net rentable square feet and 11 industrial properties located in nine markets aggregating 6.7 million net rentable square feet. At the time of the acquisition, the properties included in the National Office and Industrial Portfolio were approximately 99% leased, primarily by large corporate tenants subject to triple net leases with a weighted average lease term, based on base rent, of approximately 7.6 years. As of September 30, 2010, approximately 57% of the net operating income from the portfolio will be derived from tenants with an investment grade public credit rating and approximately 90% of the portfolio’s net operating income was derived from tenants that are publicly traded. Based on the purchase price and our estimate of year-one cash net operating income, the National Office and Industrial Portfolio was acquired at a capitalization rate of approximately 8.1%.

We believe that the NOIP Portfolio has provided us with the opportunity to deploy our capital into high-quality real properties leased to creditworthy tenants in premier locations throughout the United States. The NOIP Portfolio is substantially larger than any of our previous acquisitions and nearly doubled the value and size of our investments in real property. As such, this acquisition has impacted and will continue to significantly impact our results of operations and has impacted the composition and profile of our existing investments by significantly increasing the percentage of our investments in real properties compared to our debt related investments and our investments in real estate securities and the composition of our real property portfolio sectors. Through the NOIP Portfolio acquisition, we entered six new geographic markets and significantly increased our diversity of tenant and industry concentrations. Additionally, the existing lease terms included in the NOIP Portfolio significantly decreased our lease expirations as a percentage of our portfolio over the next five years, and improved our future minimum rent schedules.

Real Estate Dispositions

On August 13, 2010, we completed the sale of a portfolio of six industrial real estate properties comprising approximately 4.7 million net rentable square feet, all of which were leased on a triple-net basis to one tenant, Goodyear Tire & Rubber (the “Goodyear Portfolio”), to an unaffiliated third party, for $172.5 million. We received net proceeds from the disposition of the Goodyear Portfolio of approximately $169.1 million, which were used to repay approximately $165.7 million of the outstanding principal balance of the NOIP Floating Rate Loan and approximately $3.4 million of the outstanding principal balance of the mezzanine loans related to the NOIP Portfolio.

During the nine months ended September 30, 2010, we completed the sale of four retail properties, comprising approximately 31,000 net rentable square feet, all of which were leased to one tenant, for approximately $12.6 million.

Assets Held For Sale

Subsequent to September 30, 2010, we sold an office property located in the Silicon Valley market to a third party. This property was classified as held for sale in the accompanying financial statements as of September 30, 2010. Accordingly, gross investments in real property of $25.2 million specific to this property were presented as assets held for sale and borrowings and other liabilities of $13.5 million were included in liabilities related to assets held for sale. The operating results of the property have been included in discontinued operations for the three and nine months ended September 30, 2010 in our accompanying financial statements. Net proceeds of $23.5 million were realized upon completion of this transaction, resulting in a loss of approximately $785,000 primarily comprised of selling costs and expenses, which has been accrued as of September 30, 2010.

We previously held a mezzanine loan investment that was secured by 100% of the equity of an entity that owned a fee interest in an office property located in the Washington D.C. market which was encumbered by a related senior mortgage note with an unpaid principle balance at September 30, 2010 of approximately $108.9 million with a stated annual interest rate of 6.3%. We had fully reserved the value of the mezzanine loan which had an amortized cost basis of approximately $17.3 million as of June 30, 2010. During the third quarter, we obtained additional information regarding the fair value of the office property and reversed $13.7 million of the provision for loan loss that we had previously recorded. Also during the three months ended September 30, 2010, we foreclosed and took possession of our collateral (i.e. we took ownership of the entity owning the office property). Subsequent to September 30, 2010, we sold the property for a gross purchase price of approximately $125.3 million, transferred the related mortgage debt to an unaffiliated third party and realized net proceeds of $13.7 million. As of September 30, 2010, real property and other assets of $124.1 million specific to this property was presented as assets held for sale, and assumed borrowings and other liabilities of $110.0 million were included in liabilities related to assets held for sale. The operating results of this property during the period of our ownership have been included in discontinued operations for the three and nine months ended September 30, 2010 in our accompanying financial statements.

Financing Activity

During the nine months ended September 30, 2010, we incurred borrowings of approximately $1.0 billion, which were related to debt issued to finance the NOIP Portfolio acquisition and previously unencumbered real properties. We also entered into a master repurchase facility that provided us with borrowings collateralized by certain of our debt investments. The following table is a summary of the borrowings we incurred during the nine months ended September 30, 2010, including subsequent repayments of amounts borrowed (amounts in thousands). For additional detail, please see Note 6 in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Borrowing	Initial Loan Amount	Payoffs and Paydowns	Loan Balance	Stated Interest Rate (1)
Senior mortgage fixed rate loans	$345,000	$(824)	$344,176	5.40%
Senior mortgage floating rate loans	492,305	(165,710)	326,595	4.45%
Mezzanine loans	105,595	(78,647)	26,948	5.46%
Other secured borrowings	61,500	(48)	61,452	3.60%

Total/weighted average	$1,004,400	$(245,229)	$759,171	4.85%

(1)	The stated interest rate for floating rate borrowings is based upon the applicable LIBOR rate as of September 30, 2010.

Disposition of Preferred Equity Securities

During the three and nine months ended September 30, 2010, we received proceeds of approximately $14.5 million and $72.9 million, respectively, on the disposition of certain preferred equity securities positions. After other-than-temporary impairment charges of $69.7 million, the adjusted basis of the securities sold during the three and nine months ended September 30, 2010 were approximately $6.9 million and $33.0 million, respectively, resulting in net gains from the disposition of these preferred equity securities of approximately $7.6 million and $39.9 million, respectively. Before other-than-temporary impairment charges, the amount invested in the securities sold during the three and nine months ended September 30, 2010 was approximately $24.0 million and $102.7 million, respectively, resulting in estimated economic losses of approximately $9.5 million and $29.8 million, respectively. We did not dispose of any securities during the three and nine months ended September 30, 2009.

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

Certain GAAP measures, as well as FFO, include items that may affect comparability from period to period. Our primary objective for Company-Defined FFO is to provide investors with a supplemental earnings metric that indicates the performance of our operations before certain non-cash charges, non-operating or other items that management believes affects the comparability of our operating results from period to period. Our Company-Defined FFO is derived by adjusting FFO for the following items: gains and losses on real estate securities, gains or loss associated with provisions for loss on debt related investments, acquisition-related expenses, gains and losses on derivatives, and gains and losses associated with financing commitments.

Gains and losses on investments–Our investment strategy does not include purchasing and selling investments for purposes of generating short-term gains. Rather, our strategy is focused on longer term investments while generating current income. As such, management believes any gains or losses generated from the sale, impairment or reserve of any of our investments are non-routine and intermittent and may result in a significant impact to our earnings in the period in which such gains or losses are recorded compared to prior or future periods. Management believes that providing a consistent performance metric based primarily on income generated from the portfolio, absent the affects of gains and losses on investments, to be a useful metric providing for better comparability and a better indication of future performance.

Gains and losses on real estate securities - Our investment strategy does not include purchasing and selling real estate securities for the purpose of generating short-term gains. Rather, we have focused on longer-term investments for the purposes of realizing current income from such investments. As such, management believes any gains or losses generated from the sale or impairment of our investments in real estate securities are non-routine and intermittent and may result in a significant impact to our earnings in the period in which such gains or losses are recorded compared to prior or future periods. Period to period fluctuations in gains and losses on real estate securities, including other-than-temporary impairments, can be caused by the accounting treatment for factors affecting our investments in real estate securities that may not translate into our longer term investment strategy and therefore may not be indicative of the long-term performance of such investments. Such gains and losses, including other-than-temporary impairments, have a disproportionate impact to our earnings in the period when such gains and losses are realized through our earnings, affecting comparability from period to period.

Gains and loss associated with provision for loss on debt related investments - Currently, our investment strategy does not include purchasing and selling investments for the purpose of generating short-term gains. Rather our investment strategy is to hold our investments for the long-term for the purpose of earning current income. As a result, management believes that any gains or losses generated from the sale or impairment of such investments are non-routine and intermittent and result in a disproportionate impact to our earnings in the period in which such gains or losses are recorded compared to prior or future periods.

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

Gains and losses on derivatives - Gains and losses on derivatives represent the gains or losses on the fair value of derivative instruments that are not accounted for as hedges of the underlying financing transactions. Such gains and losses may be due to the nonoccurrence of forecasted financings or ineffectiveness due to changes in the expected terms of financing transactions. These types of charges are not unusual or infrequent but management believes that any gains or losses on derivatives are not reflective of our operating performance and can have an inconsistent impact to our operating results derived from our core business operations.

Gains and losses on financing commitments - Gains and losses on financing commitments represent gains or losses incurred as a result of the early retirement of debt obligations and breakage costs and fees incurred related to rate lock agreements with prospective lenders. Such gains and losses may be due to dispositions of assets, the repayment of debt prior to its contractual maturity or the nonoccurrence of forecasted financings. These types of gains and losses are relatively infrequent to us and our management believes that any such gains or losses are not reflective of our operating performance and can have an inconsistent impact to our operating results derived from our core business operations.

Limitations of FFO and Company-Defined FFO

FFO (both NAREIT-defined and Company-Defined) is presented herein as a supplemental financial measure and has inherent limitations. We do not use FFO or Company-Defined FFO as, nor should they be considered to be, an alternative to net income (loss) computed under GAAP as an indicator of our operating performance, or as an alternative to cash from operating activities computed under GAAP, or as an indicator of our ability to fund our short or long-term cash requirements. Management uses FFO and Company-Defined FFO as indications of our operating performance and as a guide to making decisions about future investments. Our FFO and Company-Defined FFO calculations do not present, nor do we intend them to present, a complete picture of our financial condition and operating performance. In addition, other REITs may define FFO and Company-Defined FFO differently and choose to treat impairment charges, acquisition-related expenses and potentially other accounting line items in a manner different from us due to specific differences in investment strategy or for other reasons. Our Company-Defined FFO calculation is limited by its exclusion of certain items previously discussed, but we continuously evaluate our investment portfolio and the usefulness of our Company-Defined FFO measure in relation thereto. We believe that net income (loss) computed under GAAP remains the primary measure of performance and that FFO or Company-Defined FFO are only meaningful when they are used in conjunction with net income (loss) computed under GAAP. Further, we believe that our consolidated financial statements, prepared in accordance with GAAP, provide the most meaningful picture of our financial condition and operating performance.

The following unaudited table presents a reconciliation of FFO and Company-Defined FFO to net income (loss) for the three and nine months ended September 30, 2010 and 2009 (amounts in thousands, except per share information).

	For the Three Months Ended, September 30,		For the Nine Months Ended, September 30,
	2010	2009	2010	2009
Reconciliation of net earnings to FFO:
Net income (loss)	$(1,075)	$(6,776)	$(136)	$(26,527)
Add (deduct) NAREIT-defined adjustments:
Depreciation and amortization expense	33,634	14,544	64,715	43,428
Reconciling items attributable to discontinued operations:
Depreciation and amortization expense	812	44	905	149
Loss on disposition of real property	5,764	—	5,901	—
Noncontrolling interests’ share of FFO	(2,814)	(919)	(5,244)	(2,524)

FFO attributable to common shares-basic	36,321	6,893	66,141	14,526
FFO attributable to dilutive OP units	2,323	273	3,532	614

FFO attributable to common shares-diluted	$38,644	$7,166	$69,673	$15,140

FFO per share-basic and diluted	$0.20	$0.04	$0.36	$0.09

FFO per share-diluted	$0.20	$0.04	$0.36	$0.09

Reconciliation of FFO to Company-Defined FFO:
FFO attributable to common shares-basic	$36,321	$6,893	$66,141	$14,526
Add (deduct) our adjustments:
Unrealized loss on real property	4,685	—	4,685	—
Gain on disposition of securities	(7,598)	—	(39,870)	—
Other-than-temporary impairment and related amortization on securities	149	7,724	7,334	15,035
Provision for loss on debt related investments	(13,706)	—	(10,722)	—
Loss on financing commitments	3,906	—	3,906	—
Loss on derivatives	202	(16)	313	7,997
Acquisition-related expenses	—	(949)	19,081	2,827
Noncontrolling interest share of our adjustments	650	(260)	786	(1,038)

Company-Defined FFO attributable to common shares-basic	24,609	13,392	51,654	39,347
Company-Defined FFO attributable to dilutive OP units	1,575	531	2,649	1,640

Company-Defined FFO attributable to common shares-diluted	$26,184	$13,923	$54,303	$40,987

Company-Defined FFO per share-basic and diluted	$0.13	$0.08	$0.28	$0.23

Company-Defined FFO per share-diluted	$0.13	$0.08	$0.28	$0.23

Weighted Average Number of Shares Outstanding
Basic	183,988	178,062	184,049	170,559

Diluted	195,725	185,118	192,879	177,695

We will be hosting a public conference call on Thursday, November 18, 2010, to review our quarterly financial and operating results for the three and nine months ended September 30, 2010. Guy Arnold, our President, and Kirk Scott, our Chief Financial Officer, will present performance data and provide management commentary. The conference call will take place at 4:15 p.m. EST and can be accessed by dialing 866.783.2139 and referencing “Dividend Capital Passcode 66080733.”

Net Operating Income (“NOI”)

We also use NOI as a supplemental financial performance measure because NOI reflects the specific operating performance of our real properties, debt related investments and real estate securities and excludes certain items that are not considered to be controllable in connection with the management of each property, such as gains on the disposition of securities, other-than-temporary impairment, gains and losses related to provisions for losses on debt related investments, losses on derivatives, acquisition-related expenses, losses on financing commitments, interest income, depreciation and amortization, general and administrative expenses, asset management fees, interest expense and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance as a whole, since it does exclude such items that could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

Our Operating Results

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

For the three months ended September 30, 2010 and 2009, we had net income from continuing operations of approximately $3.9 million and a net loss from continuing operations of approximately $6.9 million, respectively. The results of our operations for the three months ended September 30, 2010, were substantially different than our results for the same period in 2009, primarily as a result of (i) increased operating income, net of increase interest and depreciation and amortization expense, primarily attributable to the acquisition of the NOIP Portfolio, (ii) the gain on a reversal of a provision for loan loss in the current year period (iii) a loss on derivatives in the prior year period, (iv) the gain on disposition of certain of our real estate securities during the current year period, and (v) impairment charges related to our real estate securities in the prior period. These increases to net income were partially offset by a termination fee relating to a borrowing commitment and the impairment of an office property in our operating portfolio.

The following unaudited table illustrates the changes in rental revenues, rental expenses, net operating income, other income and other expenses for the three months ended September 30, 2010 compared to the same period in 2009. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. The same store portfolio includes 70 properties acquired prior to January 1, 2009, comprising approximately 12.1 million square feet. A discussion of these changes follows the table (in thousands).

	For the Three Months Ended September 30,
	2010	2009	$ Change
Revenues
Base rental revenue-same store (1)	$23,584	$23,881	$(297)
Other rental revenue- same store	7,266	7,933	(667)

Total rental revenue-same store	30,850	31,814	(964)
Rental revenue-2010/2009 acquisitions	35,774	3,795	31,979

Total rental revenue	66,624	35,609	31,015
Debt related income (2)	3,835	3,655	180
Securities income	583	1,499	(916)

Total Revenue	71,042	40,763	30,279

Rental Expenses
Same store	8,004	8,226	(222)
2010/2009 acquisitions	6,617	976	5,641

Total rental expenses	14,621	9,202	5,419
Net Operating Income (3)
Real property - same store	22,846	23,588	(742)
Real property - 2010/2009 acquisitions	29,157	2,819	26,338
Debt related income	3,835	3,655	180
Securities income	583	1,499	(916)

Total net operating income	56,421	31,561	24,860

Other Operating Expenses
Real estate depreciation and amortization expense	33,634	14,544	19,090
General and administrative expenses	1,877	1,105	772
Asset management fees, related party	5,521	3,353	2,168
Acquisition-related expenses and other (gains) losses	—	(949)	949

Total Other Operating Expenses	41,032	18,053	22,979

Other Income (Expenses):
Interest and other income	54	497	(443)
Interest expense	(24,846)	(14,576)	(10,270)
Loss on derivatives	(202)	16	(218)
Gain on disposition of securities	7,598	—	7,598
Other-than-temporary impairment on securities	—	(6,385)	6,385
Provision for loss on debt related investments	13,706	—	13,706
Impairment of real estate property	(3,900)	—	(3,900)
Loss on financing commitments	(3,906)	—	(3,906)

Total Other Income (Expense)	(11,496)	(20,448)	8,952

Income from continuing operations	$3,893	$(6,940)	$10,833

(1)	Base rental revenue represents contractual base rental revenue earned by us from our tenants and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above-market intangible lease assets or the amortization of below-market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as expense recovery revenue are included in the line item referred to as “other rental revenue.”
(2)	Includes equity-in-earnings from an unconsolidated joint venture of approximately $0 and $557,000 for the three months ended September 30, 2010 and 2009, respectively.
(3)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “Net Operating Income” discussed above.

Rental Revenue

Rental revenue for the three months ended September 30, 2010, increased compared to the same period in 2009. This increase is primarily attributable to our acquisition of 28 operating real properties subsequent to June 30, 2009.

Same store base rental revenue and other rental revenue decreased for the three months ended September 30, 2010, compared to the same period in 2009. This decrease was primarily due to a decline in the occupancy of our same store portfolio of assets. As of September 30, 2010 and 2009, occupancy of our same store portfolio was approximately 91.7% and 94.3%, respectively.

Debt Related Income

Debt related income for the three months ended September 30, 2010, increased compared to the same period in 2009. The increase is primarily attributable to our investment of $82.0 million in debt related investments subsequent to June 30, 2009. This was partially offset by a disruption in interest payment from one of our mezzanine debt investments, which was converted to an equity interest in a real property via a foreclosure during the three months ended September 30, 2010, and the repayment of our preferred equity debt related investment of approximately $17.4 million, which was accounted for as an investment in unconsolidated joint venture.

Securities Income

Income from our preferred equity securities portfolio decreased for the three months ended September 30, 2010, compared to the same period in 2009 due to the completion of the disposition of our preferred equity securities portfolio during the three months ended September 30, 2010.

During the current year, 16 of our CRE-CDO securities had completely or partially suspended their interest payments resulting in a decrease in annualized payments of approximately $5.6 million based on the LIBOR rate as of September 30, 2010.

Rental Expenses

Rental expenses for the three months ended September 30, 2010, increased compared to the same period in 2009. This increase is primarily attributable to our acquisition of 28 operating real properties subsequent to June 30, 2009.

Same store rental expenses decreased for the three months ended September 30, 2010, compared to the same period in 2009, due primarily to decreases in repair and maintenance expense and insurance expense, partially offset by an increase in bad debt expense.

Other Operating Expenses

•

Depreciation and Amortization Expense: Depreciation and amortization expense for the three months ended September 30, 2010, increased compared to the same period in 2009, primarily due to our acquisition of 28 operating real properties subsequent to June 30, 2009.

•

General and Administrative Expenses: General and administrative expenses for the three months ended September 30, 2010, increased compared to the same period in 2009. This increase is primarily attributable to accounting and legal fees and other general overhead expenses attributable to our overall growth in assets and shareholders.

•

Asset Management Fees, Related Party: Asset management fees paid to our Advisor for the three months ended September 30, 2010, increased compared to the same period in 2009. This increase resulted from additional investments held during the three months ended September 30, 2010 compared to the same period in 2009. This increase was primarily attributable to our acquisition of 28 additional operating real properties and three debt investments subsequent to June 30, 2009.

•

Acquisition-Related Expenses and Other Gains/Losses: We did not incur acquisition related expenses during the three months ended September 30, 2010. During the three months ended September 30, 2009, we recorded a gain of approximately $950,000 related to an increase in our estimated fair value of contingent consideration received related to previous real property acquisitions. Prior to January 1, 2009, acquisition-related expenses were capitalized and amortized to depreciation and amortization expense over the related life of the acquired property. Prior to January 1, 2009, changes in the estimated fair value of contingent consideration were not recognized in our financial statements.

Other Income (Expenses)

•

Interest Expense: Interest expense for the three months ended September 30, 2010, increased compared to the same period in 2009. This increase resulted primarily from additional mortgage note financing we assumed or incurred subsequent to June 30, 2009, partially offset by a general decline in the one-month LIBOR rate, which impacts interest expense on floating-rate debt obligations, and the partial repayment certain mortgage and other secured borrowings. The following table further describes our interest expense by debt obligation, including amortization of loan cost, amortization of other comprehensive income related to our hedging activity and related discounts and premiums (amounts in thousands).

	For the Three Months Ended September 30,
	2010	2009
Debt Obligation
Mortgage notes	$21,825	$12,682
Financing obligations	995	1,838
Other secured borrowings	2,026	56

Total interest expense	$24,846	$14,576

•

Gain on Disposition of Securities: During the three months ended September 30, 2010, we continued a disposition strategy with regards to our preferred equity securities portfolio. We disposed of the remainder of our preferred equity securities for net proceeds of approximately $14.5 million. These disposed securities had an accounting cost basis of approximately $6.9 million, resulting in a gain of approximately $7.6 million.

•

Other-than-Temporary Impairment on Securities: During the three months ended September 30, 2010, we did not record other-than-temporary impairment charges related to our securities. During the three months ended September 30, 2009, we recorded net other-than-temporary impairment charges of approximately $6.4 million related to nine of our CMBS and CRE-CDO securities. See Note 4 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of this charge.

•

Impairment on Real Estate Property: During the three months ended September 30, 2010, we recognized an impairment charge to adjust the carrying value of one of our office properties to our estimate of fair value as of September 30, 2010. See Note 3 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of this charge.

•

Loss on Financing Commitments: During the three months ended September 30, 2010, we recorded a loss on financing commitment related to a borrowing commitment that we terminated resulting in a related termination fee.

Nine months ended September 30, 2010 Compared to the Nine months ended September 30, 2009

For the nine months ended September 30, 2010 and 2009, we had net income from continuing operations of approximately $5.0 million and a net loss from continuing operations of approximately $26.9 million, respectively. The results of our operations for the nine months ended September 30, 2010, were substantially different than our results for the same period in 2009, primarily as a result of (i) the gain on disposition of certain of our real estate securities during the current year period, (ii) increased operating income, net of increase interest and depreciation and amortization expense, primarily attributable to the acquisition of the NOIP Portfolio, (iii) the gain on a reversal of a provision for loan loss in the current year period (iv) a loss on derivatives in the prior year period, and (v) impairment charges related to our real estate securities in the prior period. These increases to net income were partially offset by a termination fee relating to a borrowing commitment and the impairment of an office property in our operating portfolio.

The following unaudited table illustrates the changes in rental revenues, rental expenses, net operating income, other income and other expenses for the nine months ended September 30, 2010, compared to the same period in 2009. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. The same store portfolio includes 70 properties acquired prior to January 1, 2009, comprising approximately 12.1 million square feet. A discussion of these changes follows the table (in thousands).

	For the Nine Months Ended September 30,
	2010	2009	$ Change
REVENUE:
Base rental revenue-same store (1)	$71,147	$72,121	$(974)
Other rental revenue- same store	21,702	24,839	(3,137)

Total rental revenue-same store	92,849	96,960	(4,111)
Rental revenue-2010/2009 acquisitions	53,424	7,928	45,496

Total rental revenue	146,273	104,888	41,385
Debt related income (2)	11,915	8,123	3,792
Securities income	2,787	6,629	(3,842)

Total Revenue	160,975	119,640	41,335

Rental Expenses
Same store	24,141	25,422	(1,281)
2010/2009 acquisitions	11,664	1,852	9,812

Total rental expenses	35,805	27,274	8,531
Net Operating Income (3)
Real property - same store	68,708	71,538	(2,830)
Real property - 2010/2009 acquisitions	41,760	6,076	35,684
Debt related income	11,915	8,123	3,792
Securities income	2,787	6,629	(3,842)

Total net operating income	125,170	92,366	32,804
EXPENSES:
Real estate depreciation and amortization expense	64,715	43,428	21,287
General and administrative expenses	4,982	3,574	1,408
Asset management fees, related party	13,478	9,426	4,052
Acquisition-related expenses and other (gains) losses	19,081	2,827	16,254

Total Operating Expenses	102,256	59,255	43,001

Other Income (Expenses):
Interest and other income	436	2,599	(2,163)
Interest expense	(55,466)	(41,569)	(13,897)
Loss on derivatives	(313)	(7,997)	7,684
Gain on disposition of securities	39,870	—	39,870
Other-than-temporary impairment on securities	(5,387)	(13,063)	7,676
Provision for loss on debt related investments	10,722	—	10,722
Impairment of real estate property	(3,900)	—	(3,900)
Loss on financing commitments	(3,906)	—	(3,906)

Total Other Income (Expense)	(17,944)	(60,030)	42,086

Income from continuing operations	$4,970	$(26,919)	$31,889

(1)	Base rental revenue represents contractual base rental revenue earned by us from our tenants and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above-market intangible lease assets or the amortization of below-market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as expense recovery revenue are included in the line item, referred to as “other rental revenue.”
(2)	Includes equity-in-earnings from an unconsolidated joint venture of approximately $941,000 and $1.7 million for the nine months ended September 30, 2010 and 2009, respectively.
(3)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “Net Operating Income” discussed above.

Rental Revenue

Rental revenue for the nine months ended September 30, 2010, increased compared to the same period in 2009. This increase is primarily attributable to our acquisition of 30 operating real properties subsequent to December 31, 2008.

Same store base rental revenue and other rental revenue decreased for the nine months ended September 30, 2010, compared to the same period in 2009. This decrease was primarily due to a decline in the occupancy of our same store portfolio of assets.

Debt Related Income

Debt related income for the nine months ended September 30, 2010, increased compared to the same period in 2009. The increase is primarily attributable to our investment of $82.0 million in debt related investments subsequent to December 31, 2008. This was partially offset by a disruption in interest payment from one of our mezzanine debt investments, which was converted to an equity interest in a real property via a foreclosure during the three months ended September 30, 2010, and the repayment of our preferred equity debt related investment of approximately $17.4 million, which was accounted for as an investment in unconsolidated joint venture.

Securities Income

Income from our preferred equity securities portfolio decreased for the nine months ended September 30, 2010, compared to the same period in 2009 due to the disposition of our entire preferred equity securities portfolio during the nine months ended September 30, 2010.

During the nine months ended September 30, 2010, 16 of our CRE-CDO securities had completely or partially suspended their interest payments resulting in a decrease in annualized payments of approximately $5.6 million based on the LIBOR rate as of September 30, 2010.

Rental Expenses

Rental expenses for the nine months ended September 30, 2010, increased compared to the same period in 2009. This increase is primarily attributable to our acquisition of 30 operating real properties subsequent to December 31, 2008.

Same store rental expenses decreased for the nine months ended September 30, 2010, as compared to the same period in 2009, due primarily to decreases in repair and maintenance expense, property management fees and insurance expense, partially offset by an increase in bad debt expense.

Other Operating Expenses

•

Depreciation and Amortization Expense: Depreciation and amortization expense for the nine months ended September 30, 2010, increased compared to the same period in 2009, primarily due to our acquisition of 30 operating real properties subsequent to December 31, 2008.

•

General and Administrative Expenses: General and administrative expenses for the nine months ended September 30, 2010, increased compared to the same period in 2009. This increase is primarily attributable to accounting and legal fees and other general overhead expenses attributable to our overall growth in assets and shareholders.

•

Asset Management Fees, Related Party: Asset management fees paid to our Advisor for the nine months ended September 30, 2010, increased compared to the same period in 2009. This increase was primarily attributable to our acquisition of 30 operating real properties and three debt investments subsequent to December 31, 2008, partially offset by the disposition of our preferred equity securities portfolio.

•

Acquisition-Related Expenses and Other Gains/Losses: Acquisition-related expenses for the nine months ended September 30, 2010, increased compared to the same period in 2009 primarily as a result of the acquisition of the NOIP Portfolio.

Other Income (Expenses)

•

Interest and Other Income: Interest and other income for the nine months ended September 30, 2010, decreased compared to the same period in 2009. This decrease is attributable to the decrease in our outstanding cash balances and lower average yields on our floating-rate, interest-bearing bank accounts and money market mutual fund investments.

•

Interest Expense: Interest expense for the nine months ended September 30, 2010, increased compared to the same period in 2009. This increase resulted primarily from additional mortgage note financing we assumed or incurred subsequent to December 31, 2008, partially offset by a general decline in the one-month LIBOR rate, which impacts interest expense on floating-rate debt obligations, and the repayment of certain mortgage and other secured borrowings. The following table further describes our interest expense by debt obligation, including amortization of loan cost, amortization of other comprehensive income related to our hedging activity and related discounts and premiums (amounts in thousands).

	For the Nine Months Ended September 30,
	2010	2009
Debt Obligation
Mortgage notes	$48,792	$36,085
Financing obligations	4,448	5,292
Other secured borrowings	2,226	192

Total interest expense	$55,466	$41,569

•

Loss on Derivatives: Loss on derivatives for the nine months ended September 30, 2010, decreased compared to the same period in 2009. During the nine months ended September 30, 2009, we determined that it was no longer probable that previously forecasted issuances of fixed-rate debt associated with certain of our forward starting swaps would be issued within the timeframe specified in the corresponding hedge designation memorandum. As a result of these discontinuances of these cash flow hedges, we recognized losses on derivatives of approximately $8.0 million for the nine months ended September 30, 2009. In addition, during the nine months ended September 30, 2009, we recognized a net gain of approximately $587,000 due a change in forecasted dates of debt issuances. During the nine months ended September 30, 2010, we recognized a loss on derivatives that was primarily attributable to the change in fair value of an interest rate cap that was not designated as a hedge for accounting purposes.

•

Gain on Disposition of Securities: During the nine months ended September 30, 2010, we disposed of all of our preferred equity securities for net proceeds of approximately $72.9 million. These disposed securities had an accounting cost basis approximately $33.0 million, resulting in a gain of approximately $39.9 million.

•

Other-than-Temporary Impairment on Securities: During the nine months ended September 30, 2010, we recorded net other-than-temporary impairment charges related to 11 of our CMBS and CRE-CDO securities, of approximately $5.4 million. During the nine months ended September 30, 2009 we recorded net other-than-temporary impairment charges related to 14 of our CMBS and CRE-CDO securities, of approximately $13.0 million. See Note 4 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of this charge.

•

Gains and Losses on and Provision for Loss on Debt Related Investments: During the nine months ended September 30, 2010, we recorded a provision for loan loss related to one of our B-note debt related investments related to an office property located in the San Diego, California market. This provision represented a complete loss of our carrying amount of this investment due to our assessment that future cash flows from this investment were highly uncertain and that our underlying collateral position had no fair value. Additionally, we partially reversed a previously recorded provision for loan loss on a mezzanine debt investment related to an office building in the Washington D.C. market. The reversal represented the net proceeds realized on the subsequent sale of the property.

•

Impairment on Real Estate Property: During the nine months ended September 30, 2010, we recognized an impairment charge to adjust the carrying value of one of our office properties to our estimate of its fair value as of September 30, 2010. See Note 3 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of this charge.

•

Loss on Financing Commitments: During the nine months ended September 30, 2010, we recorded a loss on financing commitment related to a borrowing commitment that we terminated resulting in a related termination fee.

Liquidity and Capital Resources

Liquidity Outlook

For the past several years, we have maintained a significant cash balance as a result of our successful capital raising efforts and patient capital deployment. However, with the closing of the NOIP Portfolio, we have substantially deployed our capital, although we will continue to invest opportunistically, and have substantially reduced our cash balance to approximately $98.8 million. We believe our existing cash balance, cash from operations, additional proceeds from our DRIP Plan, proceeds from the sale of existing investments, and prospective debt issuances and assumptions will be sufficient to meet our liquidity and capital needs for the foreseeable future, including the next 12 months. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, distribution payments, redemption payments, acquisitions of real property, debt related investments and real estate securities and debt service payments, including debt maturities of approximately $62.8 million, of which approximately $46.5 million is subject to certain extension options.

As of September 30, 2010, we had approximately $98.8 million of cash compared to $514.8 million as of December 31, 2009. The following discussion summarizes the sources and uses of our cash during the nine months ended September 30, 2010, that resulted in the net cash decrease of approximately $416.0 million.

Operating Activities

Net cash provided by operating activities was approximately $23.7 million for the nine months ended September 30, 2010, which represents a decrease of approximately $15.0 million compared to net cash provided by operating activities of approximately $38.8 million for the same period in 2009. This was primarily due to acquisition costs attributable to our acquisition of the NOIP Portfolio, partially offset by income from investment activity.

Lease Expirations

Our primary source of funding for our property-level operating expenses and debt service payments is rent collected pursuant to our tenant leases. Our properties are generally leased to tenants for terms ranging from three to 12 years. As of September 30, 2010, the weighted average remaining term of our leases was approximately 8.5 years based on annualized base rent and 5.6 years based on leased square footage. The following is a schedule of expiring leases for our consolidated operating properties by annual minimum rents as of September 30, 2010, and assuming no exercise of lease renewal options (amounts in thousands).

Year	Lease Expirations
	Annualized Base Rent (1)%		Square Feet	%
2010 (2)	$1,995	0.9%	235	1.3%
2011	12,232	5.6%	1,453	8.0%
2012	21,649	10.0%	2,047	11.3%
2013	15,562	7.2%	1,301	7.1%
2014	18,563	8.6%	2,250	12.4%
2015	17,368	8.0%	1,763	9.7%
2016	22,224	10.2%	1,844	10.1%
2017	49,308	22.7%	3,250	17.9%
2018	4,658	2.1%	1,045	5.8%
2019	13,189	6.1%	657	3.6%
Thereafter	40,377	18.6%	2,320	12.8%

Total	$217,125	100.0%	18,165	100.0%

(1)	Annualized base rent represents the average annual rent of leases in place as of September 30, 2010, based on their respective noncancellable terms, as of September 30, 2010.
(2)	Amount presented is for the remainder of 2010 and does not include leases that are on a month-to-month basis.

Investing Activities

Net cash used in investing activities increased approximately $1.1 billion to approximately $1.3 billion for the nine months ended September 30, 2010, from approximately $158.4 million for the same period in 2009.

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

Real Estate Dispositions

On August 13, 2010, we completed the sale of the Goodyear Portfolio for $172.5 million. We received net proceeds from the disposition of approximately $169.1 million, which were used to repay approximately $165.7 million of the outstanding principal balance of the NOIP Floating Rate Loan and approximately $3.4 million of the outstanding principal balance of the mezzanine loans related to the NOIP Portfolio.

During the nine months ended September 30, 2010, we completed the sale of four retail properties, comprising approximately 31,000 net rentable square feet, all of which were leased to one tenant, for approximately $12.6 million. See the discussion in Note 3 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of this disposition activity.

Debt Investment Activity

During the nine months ended September 30, 2010, we originated a $13.2 million senior mortgage loan secured by an office property located in Washington, DC market (the “Dulles Creek Loan”). See the discussion in Note 5 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of this debt investment.

In addition, we received full and complete repayment of our debt investment structured as a redeemable preferred equity investment of approximately $17.4 million. See the discussion in Note 5 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of this repayment.

Financing Activities

Net cash from financing activities was approximately $815.4 million for the nine months ended September 30, 2010, primarily due to net proceeds received from mortgage borrowings and other secured borrowings, including mortgage note borrowings issued in conjunction with our acquisition of the NOIP Portfolio, partially offset by distributions to common stockholders and redemptions of shares of common stock. See footnote 6 for a discussion of borrowings related to the NOIP Portfolio. Net cash provided by financing activities was approximately $191.5 million for the nine months ended September 30, 2009 mostly due to proceeds from sale of common stock, net of selling costs, and mortgage note proceeds, partially offset by distributions to common stockholders, redemptions of shares of common stock and the settlement of cash flow hedging derivatives.

Public Offerings

We terminated our primary public offering in 2009. We have offered and will continue to offer shares of common stock through the DRIP Plan. The amount raised under the DRIP Plan increased by approximately $516,000 to approximately $40.1 million for the nine months ended September 30, 2010, from approximately $39.6 million for the same period in 2009.

Debt Financings

See the discussion in Note 6 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion regarding our debt financing activity during the nine months ended September 30, 2010, and a schedule that sets forth the contractual scheduled maturities of our mortgage notes and related details.

Distributions

Distributions declared payable to common stockholders increased approximately $6.1 million to approximately $82.8 million for the nine months ended September 30, 2010, from approximately $76.7 million for the same period in 2009. Such distributions were paid following the respective quarters for which they were declared and approximately $44.0 million and $36.4 million, respectively, were paid in cash and approximately $38.8 million and $40.3 million, respectively, were reinvested in shares of our common stock pursuant to the DRIP Plan. Proceeds from the DRIP Plan have been and, during the near-term, are expected to be used to fund our share redemption program as described further below.

For the nine months ended September 30, 2010 and 2009, we reported approximately $23.7 million and $38.8 million, respectively, of cash provided by our operating activities. In accordance with ASC Topic 805, which became effective for the year ended December 31, 2009, this amount was reduced by approximately $19.1 million and $2.8 million of acquisition-related expenses, for the nine months ended September 30, 2010 and 2009, respectively, which were funded from the net proceeds received from our public offerings. As a result, the distributions declared payable to common stockholders for the nine months ended September 30, 2010 and 2009, (excluding the impact of ASC Topic 805 as described above) were funded with approximately $42.8 million and $41.6 million, respectively, from our operating activities, and the remaining amounts of approximately $40.0 million and $35.1 million, respectively, were funded from financing activities. Our long-term goal is to fund the payment of quarterly distributions to investors entirely from our operations. There can be no assurance that we will achieve this goal.

Redemptions

During the nine months ended September 30, 2010 and 2009 we redeemed approximately 4.1 million and approximately 3.9 million shares of common stock, respectively, pursuant to our share redemptions program (the “Program”). As a result, proceeds used to redeem such shares increased approximately $2.4 million to $39.4 million during the nine months ended September 30, 2010, from $37.0 million for the same period in 2009. See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q for a description of the Program. We redeemed approximately 4,400 OP Units from our OP Unit holders for approximately $44,000 during the nine months ended September 30, 2010. In addition to the above-mentioned redemptions, we also redeemed approximately 239,000 OP Units from our OP Unit holders for approximately $2.2 million during the same period 2009.

Off-Balance Sheet Arrangements

As of September 30, 2010, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources. There are no lines of credit, side agreements, or any other derivative financial instruments related to or between our unconsolidated joint venture and us, and we believe we have no material exposure to financial guarantees.

We have contractual obligations to related parties for asset management services. Fees for these services are based upon assets owned and revenues received during future periods, and as a result, future amounts cannot be determined at this time.

Contractual Obligations

The following table reflects our contractual obligations as of September 30, 2010, specifically our obligations under mortgage note agreements and operating lease agreements (amounts in thousands).

	Contractual Obligations
For years ended December 31,	Borrowings (1)	Financing Obligations (2)	Total
2010	$39,129	$1,061	$40,190
2011	153,896	4,786	158,682
2012	422,270	4,860	427,130
2013	149,846	4,936	154,782
2014	167,240	4,954	172,194
Thereafter	1,125,579	58,034	1,183,613

Total	$2,057,960	$78,631	$2,136,591

(1)	Includes principal and interest payments due for our borrowings. Amounts do not include principal and interest payments associated with borrowings related to assets held for sale as of September 30, 2010.
(2)	As of September 30, 2010, we had master lease obligations relating to four properties, all of which were in connection with our Operating Partnership’s private placement offerings of fractional interests. These amounts represent rental payments due under the respective master lease schedules.

Assets and Liabilities Measured at Fair Value

Fair Value Estimates of Investments in Real Estate Securities

As of September 30, 2010, our real estate securities included CMBS and CRE-CDOs. We estimate the fair value of our CMBS and CRE-CDO securities using a combination of observable market information and unobservable market assumptions. Observable market information used in these fair market valuations include benchmark interest rates, interest rate curves, credit market indexes and swap curves. Unobservable market assumptions used in the determination of the fair market valuations of our CMBS and CRE-CDO investments include market assumptions related to discount rates, default rates, prepayment rates, reviews of trustee or investor reports and nonbinding broker quotes and pricing services in what is currently an inactive market. Additionally, we consider security-specific characteristics in determining the fair values of our CMBS and CRE-CDO investments, which include consideration of credit enhancements of the underlying collateral’s average default rates, the average delinquency rate and loan-to-value, and several other characteristics. As a result, both Level 2 and Level 3 inputs are used in arriving at the valuation of our investments in CMBS and CRE-CDOs. We consider the Level 3 inputs used in determining the fair value of our investments in CMBS and CRE-CDO securities to be significant. As such, all investments in CMBS and CRE-CDO securities fall under the Level 3 category of the fair value hierarchy as of September 30, 2010. No investments in CMBS and CRE-CDO securities were transferred in or out of the Level 3 category of the fair value hierarchy during the nine months ended September 30, 2010.

Our CMBS and CRE-CDO investments had a fair value of $730,000 and $8.8 million, which represented less than 1% of our total net investments as of September 30, 2010, and December 31, 2009. For the nine months ended September 30, 2010, we recorded an other-than-temporary impairment charge of $5.4 million related to our CMBS and CRE-CDO securities. For additional detail regarding this other-than-temporary impairment charge, see Note 4 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Subsequent Events

Disposition of Real Properties

We previously held a mezzanine loan investment that was secured by 100% of the equity of an entity that owned a fee interest in an office property located in the Washington D.C. market which was encumbered by a related senior mortgage note with an unpaid principle balance at September 30, 2010 of approximately $108.9 million with a stated annual interest rate of 6.3%. We had fully reserved the value of the mezzanine loan which had an amortized cost basis of approximately $17.3 million as of June 30, 2010. During the third quarter, we obtained additional information regarding the fair value of the office property and reversed $13.7 million of the provision for loan loss that we had previously recorded. Also during the three months ended September 30, 2010, we foreclosed and took possession of our collateral (i.e. we took ownership of the entity owning the office property). Subsequent to September 30, 2010, we sold the property for a gross purchase price of approximately $125.3 million, transferred the related mortgage debt to an unaffiliated third party and realized net proceeds of $13.7 million. As of September 30, 2010, real property and other assets of $124.1 million specific to this property was presented as assets held for sale, and assumed borrowings and other liabilities of $110.0 million were included in liabilities related to assets held for sale. The operating results of this property during the period of our ownership have been included in discontinued operations for the three and nine months ended September 30, 2010 in our accompanying financial statements.

In addition, subsequent to September 30, 2010, we sold an office property acquired with the NOIP Portfolio aggregating approximately 180,000 net rentable square feet in the Silicon Valley market to an unaffiliated third party buyer for a sales price of approximately $24.1 million. This property is classified as held for sale as of September 30, 2010, with the related results of operations classified as discontinued operations in our accompanying financial statements. Net proceeds of $23.3 million were realized upon completion of this transaction, resulting in an unrealized loss of approximately $785,000 primarily comprised of selling costs and expenses, which we had accrued as of September 30, 2010. Upon the sale of this property, we paid down approximately $14.1 of outstanding borrowings under the NOIP Floating Rate Loan.

Bamboo Loan Investment

Subsequent to September 30, 2010, we originated a $17.0 million senior mortgage loan secured by an industrial property located in Honolulu, Hawaii market (the “Bamboo Loan”). The borrower under the Bamboo Loan is Fowler Property Acquisitions, a privately held real estate sponsor. The Bamboo Loan has a term of four years and earns interest at a stated rate of 7.5%.

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

Judgments made by us with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a variable interest entity involve consideration of various factors, including the form of our ownership interest, the size of our investment (including loans) and our ability to direct the activities of the entity. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our financial statements and, consequently, our financial position and specific items in our results of operations that are used by our stockholders, lenders and others in their evaluation of us. As of September 30, 2010 and December 31, 2009, we consolidated approximately $790.5 million and $800.4 million, respectively, in real property investments, before accumulated depreciation and amortization of approximately $113.9 million and $92.5 million, respectively, and approximately $491.8 million and $496.2 million, respectively, in mortgage note borrowings associated with our consolidated variable interest entities. The maximum risk of loss related to our investment in these unconsolidated variable interest entities is limited to our recorded net investments in such entities. The creditors of the consolidated variable interest entities do not have recourse to our general credit.

Generally, we consolidate real estate partnerships and other entities that are not variable interest entities when we own, directly or indirectly, a majority voting interest in the entity.

New Accounting Pronouncements

We adopted a new accounting standard effective January 1, 2010, that revised the guidance on how a reporting entity evaluates whether an entity is a variable interest entity and which entity is considered the primary beneficiary of a variable interest entity and is therefore required to consolidate such variable interest entity. This accounting standard requires assessments at each reporting period of which party within the variable interest entity is considered the primary beneficiary and requires a number of new disclosures related to variable interest entities. Upon our adoption of this accounting standard, we reconsidered our previous consolidation conclusions for all entities with which we are involved pursuant to this accounting pronouncement. There was no impact to our financial position or results of operations as a result of our adoption of this accounting standard.

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

As of September 30, 2010, we had approximately $394.6 million of variable rate borrowings outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our remaining variable rate borrowings were to increase 10%, we estimate that our quarterly interest expense would increase by approximately $8,000, based on our outstanding floating-rate debt as of September 30, 2010.

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

The Company’s management, with the participation of the Company’s President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010. Based on that evaluation, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010. There were no material changes in the Company’s internal control over financial reporting during the three months ended September 30, 2010.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 14, 2010, Northrop Grumman Systems Corporation (“Northrop”), filed a complaint in the Circuit Court of Fairfax County, Virginia against iStar NG, LP, TRT Acquisitions, LLC, TRT NOIP Colshire - McLean LLC, and Dividend Capital Total Realty Trust Inc. (together, the “Dividend Capital Defendants”) and iStar Financial Inc. (“iStar Financial” and, together with Dividend Capital Defendants, the “Defendants”). Northrop’s Complaint pertains to a real estate project containing two commercial office buildings and a parking garage located at 7555-7575 Colshire Drive in McLean, Virginia (the “Project”). TRT NOIP Colshire - McLean LLC, a wholly-owned subsidiary of Dividend Capital Total Realty Trust Inc., which was acquired iStar NG, LP as part of the National Office and Industrial Portfolio acquired from several subsidiaries of iStar Financial on June 25, 2010. Northrop, a holder of a leasehold interest in the Project, alleges that iStar Financial and the Dividend Capital Defendants knowingly completed the sale of the Project (rather than a sale of the owner of the Project, iStar NG, LP). Northrop’s Complaint claims that the alleged sale of the Project violated Northrop’s right of first offer (“ROFO”) contained in the relevant deed of lease. Northrop’s Complaint seeks specific performance of the ROFO, other injunctive relief, compensatory damages in the amount of $250 million, $350,000 in punitive damages, treble damages under the Virginia Business Conspiracy Statute, costs, and attorneys’ fees. On August 10, 2010, Defendants filed with the Fairfax County Circuit Court papers seeking dismissal of Northrop’s Complaint as a matter of law. These are scheduled to be heard on December 17, 2010. In addition to defending Northrop’s Complaint generally and asserting counterclaims, the Dividend Capital Defendants have obtained indemnities from iStar Financial and insurance coverage that are subject to certain terms, conditions and limitations. The Dividend Capital Defendants have asserted counterclaims against Northrop based in part on Northrop’s intentional interference with the sale of the Project, its interference with contracts and prospective contracts, and its breach of the contract between iStar NG and Northrop. The Dividend Capital Defendants seek specific performance, damages in an amount yet to be determined, costs, and attorneys’ fees.

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

We may compete with other Dividend Capital affiliated entities, including IIT and FundCore LLC, for opportunities to acquire or sell investments, which may have an adverse impact on our operations.

        We may compete with other Dividend Capital affiliated entities, including IIT and FundCore LLC, for opportunities to acquire, finance or sell certain types of real properties. We may also buy, finance or sell real properties at the same time as other Dividend Capital affiliated entities, including IIT and FundCore, are buying, financing or selling properties. In this regard, there is a risk that the Advisor will purchase a real property that provides lower returns to us than a real property purchased by another Dividend Capital affiliated entity, including IIT. Certain of our affiliates own and/or manage real properties in geographical areas in which we expect to own real properties. Therefore, our real properties may compete for tenants with other real properties owned and/or managed by other Dividend Capital affiliated entities, including IIT. The Advisor may face conflicts of interest when evaluating tenant leasing opportunities for our real properties and other real properties owned and/or managed by Dividend Capital affiliated entities, including IIT, and these conflicts of interest may have a negative impact on our ability to attract and retain tenants.

Entities affiliated with our Advisor may be given priority over us with respect to the acquisition of certain types of investments. As a result of our potential competition with these entities, certain investment opportunities that would otherwise be available to us may not in fact be available. For example, in the event that an investment is equally suitable for IIT and us, IIT will have priority to acquire or invest in (a) industrial properties located in the United States or Mexico, or (b) debt investments related to industrial properties located in the United States or Mexico, if such debt is intended to provide IIT with the opportunity to acquire the equity ownership in the underlying industrial asset, and we will have priority for all other real estate or debt investment opportunities. One of our independent directors, Mr. Charles Duke, is also an independent director for IIT. If there are any transactions or policies affecting us and IIT, Mr. Duke will recuse himself from making any such decisions for as long as he holds both positions.

We may also compete with other Dividend Capital affiliated entities for opportunities to acquire, finance or sell certain types of real estate securities. FundCore LLC acts as one of the Advisor’s product specialists with respect to our investments in certain debt related investments, and may independently or on behalf of other funds originate or acquire debt related investments.

We sold shares of our common stock in a fixed price offering, and continue to sell shares pursuant to our DRIP Plan in a fixed price offering, and the fixed offering price may not accurately represent the current value of our net assets at any particular time; therefore, the purchase price paid for shares of our common stock, particularly in light of the most recent economic recession, may be higher than the value of our assets per share of our common stock at the time of purchase or at any time in the future.

Our public offerings were fixed price offerings, which means that the offering price for shares of our common stock was fixed and did not vary based on the underlying value of our net assets at any time. Our board of directors arbitrarily determined the offering price in its sole discretion. Shares in the primary offering were sold at a price per share of $10.00 and shares sold pursuant to our DRIP plan were sold, and continue to be sold, at a price per share of $9.50. The fixed offering price for shares of our common stock was not and continues not to be based on appraisals of our real property and real estate related investments, which comprise substantially all of our net investment portfolio and which are generally illiquid. As such, the fixed price of our shares at any time is not based upon an appraised value of our investments, nor does it reflect the impact of the adverse and severe changes in global economic and capital market conditions since 2007 or the amount stockholders would receive if our assets were sold and the proceeds were distributed in a liquidation. Also, in the normal course, and in the absence of other factors affecting current and future values of our existing and prospective investments, our aggregate net asset value would generally be expected to be less than the proceeds of our public offerings due to the payment of fees and expenses related to the distribution of our shares and the acquisitions of assets. Therefore, the fixed offering price established for shares of our common stock may not accurately represent the current or future value of the assets per share of our common stock at any particular time, and if a valuation were to occur, the value per share may be less than the price for which such shares were sold.

We intend to provide an updated per share estimated value of our common stock, which value may be less than the fixed per share price of our common stock in both our prior public offerings and our distribution reinvestment plan.

In order for Financial Industry Regulatory Authority (“FINRA”) members and their associated persons to have participated in the sale of shares of common stock pursuant to our public offerings, we are required pursuant to FINRA Rule 2310 to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. FINRA members that are a general securities firm are also required by FINRA rules to, under certain circumstances, include the per share estimated value that we disclose in our annual report on their customer’s account statement provided that the estimated value is not developed from data that is more than 18 months prior to the customer account statement’s date. In February 2009, FINRA issued Regulatory Notice 09-09 (the “FINRA Notice”) that advised general securities broker-dealers that they may no longer use the offering price, or “par value,” on a customer account statement more than 18 months following the conclusion of an offering, unless an appraisal of the program’s assets and operations yields the same value. In an effort to assist participating broker-dealers to comply with this account statement disclosure requirement, certain companies in the non-traded REIT industry have agreed to provide their respective broker-dealers with an updated per share estimated value using a variety of different valuation methodologies. In general, these updated values have been less than the offering price of the respective company’s common stock pursuant to earlier public offerings. During the first quarter of 2011, we intend to provide an updated per share estimated value of our common stock in order to facilitate broker-dealers’ compliance with the FINRA Notice. When we do provide an updated per share estimated value of our common stock, such value may be less than the price per share for which we sold our common stock pursuant to our prior public offerings and our DRIP Plan. After reporting the per share estimated value, the purchase price of our common stock offered under the DRIP Plan will be adjusted to reflect such revised per share estimated value.

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

Stockholders may also withdraw their redemption request in whole or in part by submitting a request in writing that is received by us at any time up to three business days prior to the Applicable Quarter End.

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

We will determine whether to approve redemption requests no later than 30 days following the Applicable Quarter End, which we refer to as the “Redemption Determination Date.” No later than three business days following the Redemption Determination Date, we will pay the redemption price in cash for shares approved for redemption and/or, as necessary, will notify each stockholder in writing if the stockholder’s redemption request was not honored in whole or in part. The redemption request of a stockholder that is not honored in whole or in part will be deemed automatically withdrawn for such shares for which redemption was not approved, and any such stockholder may resubmit a request in a subsequent quarter. We will not retain redemption requests that are not honored in any particular quarter. The redemption request for such shares of our common stock will be deemed void and will not affect the rights of the holder of such shares of our common stock, including the right to receive distributions thereon. If a pro rata redemption would result in a stockholder owning less than the minimum purchase amount required under state law, we would redeem all of such stockholder’s shares of our common stock, unless the stockholder’s holdings are the result of a prior partial transfer.

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

In aggregate, for the three months ended September 30, 2010, we redeemed approximately 1.3 million shares of common stock pursuant to the Program for approximately $12.5 million, as described further in the table below.

Month Ended	Total Number of Shares Redeemed	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
July 31, 2010	—	$—	—	—
August 31, 2010	—	—	—	—
September 30, 2010	1,311,522	9.54	1,311,522	—

Total	1,311,522	$9.54	1,311,522	1,065,940

(1)	This represents the number of shares that could be redeemed for the three months ended September 30, 2010 without exceeding our limitations discussed above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

4.2	Fifth Amended and Restated Share Redemption Program*

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

Date: November 12, 2010	/S/ GUY M. ARNOLD
Guy M. Arnold President

Date: November 12, 2010	/S/ M. KIRK SCOTT
M. Kirk Scott Chief Financial Officer and Treasurer