Form 10-K
period 2010-12-31
Dividend Capital Total Realty Trust Inc.
filed 2011-03-25
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Since there was no established market for the voting and non-voting common stock as of June 30, 2010, there was no market value for the shares of such stock held by non-affiliates of the registrant as of such date. As of March 25, 2011, there were 183,525,629 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders, which we will file no later than April 30, 2011, are incorporated by reference in Part III.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2010

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements relate to, without limitation, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), other developments and trends of the real estate industry, business strategies, and the expansion and growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors that may cause our results to vary include general economic and business (particularly real estate and capital market) conditions being less favorable than expected, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risks related to our acquisitions, the availability and creditworthiness of prospective tenants, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, tenants’ ability to pay rent at current or increased levels, changes in accounting principles, policies and guidelines applicable to REITs, environmental, regulatory and/or safety requirements, tenant bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control. For further discussion of these and other factors, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

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

We believe we have operated in such a manner to qualify as a real estate investment trust (“REIT”) for federal income tax purposes, commencing with the taxable year ended December 31, 2006, when we first elected REIT status. We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through our operating partnership, Dividend Capital Total Realty Operating Partnership, L.P. (our “Operating Partnership”). Furthermore, our Operating Partnership wholly owns a taxable REIT subsidiary, DCTRT Leasing Corp. (the “TRS”), through which we execute certain business transactions that might otherwise have an adverse impact on our status as a REIT if such business transactions were to occur directly or indirectly through our Operating Partnership.

Our day-to-day activities are managed by Dividend Capital Total Advisors LLC (our “Advisor”), an affiliate of ours, under the terms and conditions of an advisory agreement (as amended from time to time, the “Advisory Agreement”). Our Advisor and its affiliates receive various forms of compensation, reimbursements and fees for services relating to the investment and management of our real estate and real estate related assets.

We have raised equity capital through (i) selling shares of our common stock through our public offerings, (ii) reinvestment of dividends by our stockholders through our Distribution Reinvestment Plan (the “DRIP Plan”) and (iii) our Operating Partnership’s private placement offerings (see Note 7 to our financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K). We closed our primary offering of common shares in September of 2009, which marked the completion of our initial capital raising stage. Currently, we continue to raise equity capital through the reinvestment of dividends by our stockholders through the DRIP Plan. As of December 31, 2010, we raised approximately $1.8 billion in net proceeds comprised of (i) approximately $1.5 billion (net of redemptions and selling costs) from the sale of approximately 164.4 million shares of our common stock pursuant to our primary offerings of common stock, (ii) approximately $173.4 million, net of selling costs, from the sale of approximately 18.3 million shares pursuant to the DRIP Plan and (iii) approximately $164.8 million pursuant to our Operating Partnership’s private placement offerings.

We are currently invested in a diverse portfolio of real properties and debt related investments. Our investment in real property consists of office, industrial, and retail properties, located in North America. As of December 31, 2010, our real property portfolio was approximately 94% leased. Additionally, we are invested in certain debt related investments, including originating and participating in mortgage loans secured by real estate, junior portions of first mortgages on commercial properties (“B-notes”), mezzanine debt and other related investments.

As of December 31, 2010, we had investments of approximately $3.1 billion, comprised of approximately $2.9 billion in gross investments in real property and approximately $217.5 million in net debt related investments.

In prior years, we had targeted and purchased real estate securities, including commercial mortgage-backed securities (“CMBS”) and commercial real estate collateralized debt obligations (“CRE-CDO”) securities and preferred equity securities, as part of our investment strategy. We considered these investments in real estate securities to be a reportable operating segment. During 2010, we disposed of all of our preferred equity securities. We continue to hold a portfolio of CMBS and CRE-CDO securities, which had a fair value of approximately $4.0 million as of December 31, 2010. However, we do not presently intend to make any further investment in real estate securities. As such, and based on the fair value of these securities relative to total investments and the decreasing revenues associated with them, we no longer consider our securities to be a reportable operating segment. Accordingly, we have not presented real estate securities as a separate segment for 2010 and we have restated prior years to conform to the current year’s presentation.

As of December 31, 2010, we had two reportable operating segments: investments in real property and debt related investments. Operating results from our business segments are discussed further in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 to our financial statements in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Investment Objectives

As stated in our articles of incorporation, our primary investment objectives are:

•	providing portfolio diversification;

•	providing current income to our stockholders in the form of quarterly cash distributions;

•	preserving and protecting our stockholders’ capital investments; and

•	realizing capital appreciation upon the potential sale of our assets.

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

Investment Strategy

We believe that we can achieve the investment objectives stated above by executing an investment strategy that provides investors seeking a general real estate allocation with a broadly diversified portfolio of real property and other real estate related investments. Our Advisor has primary responsibility for implementing our investment strategy and for actively monitoring and managing our overall portfolio to achieve diversification across multiple dimensions including:

•	investment types, including real properties and debt related investments;

•	real property types (such as office, industrial, retail, multifamily, hospitality and others);

•	various geographic markets; and

•	diversified tenant profiles and lease terms.

We believe that a diversified investment portfolio may potentially offer investors significant benefits for a given level of risk relative to a more concentrated investment portfolio. We also believe that most real estate markets are cyclical in nature, and therefore, we believe that a diversified investment strategy may allow us to more effectively deploy capital into sectors and geographies where the underlying investment fundamentals are relatively strong and away from sectors where such fundamentals are relatively weak. In addition, we believe that a diversified tenant base, achieved by investing in multiple real property sectors, may mitigate the economic impacts associated with a single tenant or type of tenant potentially defaulting under its lease, particularly since such leases are the primary source of revenue from our real property investments.

Furthermore, we believe that an investment strategy that combines real property investments with debt related investments may offer investors additional diversification and current income benefits. However, there is no assurance that we will be successful in creating a diversified portfolio or that such a portfolio will provide greater benefits to stockholders than a portfolio that is more concentrated in a particular type of real estate investment.

Diversification Across Real Estate Investment Types

Over the long term, we intend to invest on average 70% to 80%, but in any event no less than 60%, of our total assets in real properties, and we intend to invest on average 20% to 30%, but in any event no more than 40%, of our total assets in debt related investments. These relative proportions are subject to change based upon market conditions.

The chart below describes the diversification of our investment portfolio across real estate investment type. Percentages in the chart correspond to investments as reported on our balance sheet as of December 31, 2010.

Real Property

We generally utilize a long-term buy and hold strategy for investments within our portfolio of real property assets. The majority of our current portfolio consists of primarily “core” or “core-plus” properties that have significant operating histories and existing leases whereby the majority of the total investment return is expected to be derived from current income. In addition, we have invested in a relatively smaller proportion of “value added” opportunities that have arisen in circumstances where we have determined that a real property may be undervalued or where product re-positioning, capital expenditures and/or improved property management may increase cash flows, and where the total investment return is generally expected to have a relatively larger component derived from capital appreciation. As of December 31, 2010, we had invested in a total of 99 operating properties located in 31 geographic markets throughout the United States at a total gross investment amount of approximately $2.9 billion aggregating approximately 19.1 million net rentable square feet.

Debt Related Investments

To date, our debt related investments have consisted primarily of (i) originations and participations in mortgage loans secured by real estate, (ii) B-notes, and (iii) mezzanine debt and other related investments secured by equity interests in entities that indirectly own real properties. As of December 31, 2010, we had eleven distinct debt related investments secured by real properties (or by equity interests in entities that indirectly own real properties) located in nine geographic markets with a total gross investment amount of approximately $217.5 million.

Diversification Across Real Property Types

Through our investments in real properties and debt related investments, we have invested in multiple property types, including office, industrial, retail, and hospitality. We believe that most real property types are cyclical in nature, and therefore, we believe that diversifying our targeted real property types may allow us to deploy capital into real property types where the underlying investment fundamentals are relatively stronger, improving our ability to optimize investment returns.

The chart below describes the diversification of our investment portfolio across real property type. Percentages in the chart correspond to investments as reported on our balance sheet as of December 31, 2010.

Diversification Across Geographic Regions

Through our investments in real property and debt related investments, we also seek diversification across multiple geographic regions located in the United States. The chart below shows the current allocations of our investments across geographic regions within the continental United States, as defined by the National Council of Real Estate Investment Fiduciaries (“NCREIF”), for our operating real property and debt related investments. Percentages in the chart correspond to investments as reported on our balance sheet as of December 31, 2010. As of December 31, 2010, our real property investments were geographically diversified across 31 markets throughout eight regions. Our debt related investments are located in three additional markets resulting in a combined portfolio allocation across 34 markets and eight regions.

To date, and for the foreseeable future, the majority of our real property investments will be made in the United States, although we may also invest in Canada and Mexico, and potentially elsewhere on a limited basis, to the extent opportunities exist that may help us meet our investment objectives.

Diversification Across Tenant Profiles and Lease Terms

We believe that the tenant base that occupies our real property assets is generally stable and well-diversified. As of December 31, 2010, our consolidated operating real properties had leases with approximately 400 tenants. We intend to maintain a well-diversified mix of tenants to limit our exposure to any single tenant or industry. Our diversified investment strategy inherently provides for tenant diversity, and we continue to monitor our exposure relative to our larger tenant industry sectors. The following table describes our top ten tenant industry sectors based on annualized base rent as of December 31, 2010. Other tenant industry sectors include 21 additional industry sectors, none of which comprised more than 2.6% of our annualized base rent as of December 31, 2010.

Industry Sector	Number of Leases	Annualized Base Rent (1)	% of Annualized Base Rent	Occupied Square Feet	% of Occupied Square Feet
Telecommunications	22	$32,903	15.4%	1,518	8.6%
Finance/Insurance/Real Estate	59	31,787	14.8%	1,031	5.8%
Grocery Stores	23	18,998	8.9%	1,311	7.4%
Defense	3	18,642	8.7%	806	4.5%
Electronics	20	14,321	6.7%	1,363	7.7%
Consumer/General Retail	67	14,210	6.6%	2,402	13.5%
Professional Services	45	11,953	5.6%	687	3.9%
Healthcare/Medical	39	11,145	5.2%	1,076	6.1%
Transportation/Warehousing/Logistics	10	6,899	3.2%	1,039	5.9%
Entertainment	5	5,658	2.6%	264	1.5%

Total	292	$161,059	75.2%	11,241	63.4%

(1)	Annualized base rent represents the annual rent of commenced leases as of December 31, 2010, based on their respective non-cancellable terms.

Tenant Concentration

For the year ended December 31, 2010, with respect to our entire real property and debt related investment portfolio, we did not earn revenues from any single tenant or borrower in excess of 10% of our total revenue. Additionally, with respect to only our real property portfolio, we did not earn rental revenues from any single tenant in excess of 10% of our rental revenue.

Competition

We believe that the current market for investing in real property and debt related investments is extremely competitive and we continue to see a flight to quality for both equity and debt capital. Higher quality investments located in primary and secondary markets are subject to strong competition. We compete with many different types of companies engaged in real estate investment activities, including other REITs, pension funds and their advisors, foreign investors, bank and insurance company investment accounts, real estate limited partnerships, various forms of banks and specialty finance companies, mutual funds, private equity funds, hedge funds, individuals and other entities. Some of these competitors, including larger REITs, have substantially greater financial and other resources than we do and generally may be able to accept more risk and leverage. They may also possess significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

In addition to competing for attractive investment opportunities, the current leasing and operating environment is also extremely competitive. While real estate fundamentals, such as vacancy and rental rates, are showing signs of improvement, such fundamentals are still well below their pre-recession levels and it is still generally considered a “tenant’s market” as supply still exceeds demand for commercial real estate in most geographical markets. We continue to compete with similar owners and operators of commercial real estate and, as a result, we may have to provide free rent, incur charges for tenant improvements or offer other inducements in order to compete, all of which may have an adverse impact on our results of operations.

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

RISKS RELATED TO ADVERSE CHANGES IN GENERAL ECONOMIC CONDITIONS

Changes in global economic and capital market conditions, including periods of generally deteriorating real estate industry fundamentals, may significantly affect our results of operations and returns to our stockholders.

We are subject to risks generally incident to the ownership of real estate related assets, including changes in global, national, regional or local economic, demographic and real estate market conditions, as well as other factors particular to the locations of our investments. A prolonged recession, such as the one experienced over the past few years, and a prolonged recovery period could adversely impact our investments as a result of, among other items, increased tenant defaults under our leases, lower demand for rentable space, as well as potential oversupply of rentable space, each of which could lead to increased concessions, tenant improvement expenditures or reduced rental rates to maintain occupancies. These conditions could also adversely impact the financial condition of the tenants that occupy our real properties and, as a result, their ability to pay us rents.

In addition, we believe the risks associated with our business are more severe during periods of economic slowdown or recession if these periods are accompanied by deteriorating fundamentals and declining values in the real estate industry. Because many of our debt related investments consist of mortgages secured by real property, these same conditions could also adversely affect the underlying borrowers and collateral of assets that we own. Declining values and deteriorating real estate fundamentals would also likely reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Furthermore, borrowers may not be able to pay principal and interest on our loans. Declining real estate values also significantly increases the likelihood that we will incur losses on our debt investments in the event of a default because the value of our collateral may be insufficient to cover some or all of our basis in the investment.

We have recorded impairments of our real properties, significant other-than-temporary impairment charges related to our real estate securities holdings, and provisions for losses on certain of our debt related investments, as a result of such conditions. To the extent that the general economic slowdown is further prolonged or becomes more severe or real estate fundamentals deteriorate further, it may have a significant and adverse impact on our revenues, results from operations, financial condition, liquidity, overall business prospects and ultimately our ability to make distributions to our stockholders.

Recent market conditions and the risk of continued market deterioration have caused and may continue to cause the value of our debt related investments to be reduced.

The current economic environment and credit market conditions have impacted the performance and value of the collateral securing our debt related investments. During 2010, we recognized provision losses of approximately $15.0 million related to two of our debt related investments due to our determination that there has been or it is probable that there will be a disruption of cash flows, in timing or amount and the resulting estimated discounted cash flows from our investments is less than our carrying value. If the current economic environment were to worsen in the markets where the properties securing our debt related investments are located, we may see additional impairment of debt related investments as a result. Continued volatility in the fair value and operating performance of commercial real estate has made estimating cash flows from our debt related investments increasingly difficult, since such estimates are dependent upon our judgment regarding numerous factors, including, but not limited to, current and potential future refinancing availability, fluctuations in regional or local real estate values and fluctuations in regional or local rental or occupancy rates, real estate tax rates and other operating expenses.

We cannot assure our stockholders that we will not have to realize or record additional impairment charges, or experience disruptions in cash flows and/or permanent losses related to our debt related investments in future periods. In addition, to the extent that the current volatile market conditions persist and/or deteriorate further, it would continue to adversely impact our ability to potentially sell these investments at a price and with terms acceptable to us or at all.

Continued uncertainty and volatility in the credit markets could affect our ability to obtain debt financing on reasonable terms, or at all, which could reduce the number of properties we may be able to acquire and the amount of cash distributions we can make to our stockholders.

The U.S. and global credit markets have experienced severe dislocations and liquidity disruptions over the past several years, which have caused volatility in the credit spreads on prospective debt financings and have constrained the availability of debt financing due to the reluctance of lenders to offer financing at high leverage ratios. The uncertainty in the credit markets may adversely impact our ability to access additional debt financing on reasonable terms or at all, which may adversely affect investment returns on future acquisitions or our ability to make acquisitions.

If mortgage debt is unavailable on reasonable terms as a result of increased interest rates, increased credit spreads, decreased liquidity or other factors, we may not be able to finance the initial purchase of properties. In addition, when we incur mortgage debt on properties, we run the risk of being unable to refinance such debt upon maturity, or of being unable to refinance on favorable terms. As of December 31, 2010, we had approximately $1.5 billion in aggregate outstanding mortgage notes, which had maturity dates ranging from February 2011 through July 2038. In 2011 and 2012, mortgage notes in the amount of approximately $62.7 million and $332.3 million, respectively, will mature unless we qualify and elect to exercise certain extension options related to $46.5 million and $296.1 million, respectively of the amounts maturing in 2011 and 2012.

As of December 31, 2010, we had defaulted on a principal maturity payment related to one mortgage note borrowing collateralized by an office property that we hold in a joint venture in which we are not the managing partner located in the Silicon Valley, California market. In addition, as of December 31, 2010, we had defaulted on monthly debt service payments related to another mortgage note borrowing collateralized by another office property that we hold in a joint venture in which we are not the managing partner located in the Silicon Valley, California market. We have engaged in discussions with the respective lenders of both mortgage notes in an effort to seek a loan modification or other resolution that would be mutually agreeable to both parties. As of December 31, 2010, no resolutions had been finally determined. This default may make it more difficult to access debt financing in the future.

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

Inflation or deflation may adversely affect our financial condition and results of operations.

Although neither inflation nor deflation has materially impacted our operations in the recent past, increased inflation could have an adverse impact on our floating rate mortgages and interest rates and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending which could impact our tenants’ sales and, in turn, our percentage rents, where applicable. Conversely, deflation could lead to downward pressure on rents and other sources of income.

RISKS RELATED TO INVESTMENTS IN THE NATIONAL OFFICE AND INDUSTRIAL PORTFOLIO

In June 2010, we completed the purchase of a portfolio of 32 office and industrial properties (the “NOIP Portfolio”) for a total purchase price of approximately $1.4 billion, effectively doubling the value and size of our real property portfolio. The following risk factors relate specifically to this significant acquisition.

The acquisition of the NOIP Portfolio has caused us to use the significant majority of our cash on hand and significantly increased our level of indebtedness, which may have an adverse impact on our liquidity and our ability to obtain additional financing at reasonable terms.

We used a significant majority of our cash on hand and incurred a significant amount of indebtedness to acquire the NOIP Portfolio, resulting in substantially increased debt levels. The use of debt to fund the acquisition of the NOIP Portfolio has reduced our liquidity and caused us to place more reliance on cash flow from operations and other sources for our liquidity. Although we have sold, and intend to continue to sell, certain assets within the NOIP Portfolio and have used, and will continue to use, the proceeds to pay down debt, disposing of a significant amount of real property assets can be difficult and we may not be able to fully execute our disposition strategy. If our cash flow from operations is not sufficient for our needs, our business could be adversely affected and could require us to raise new debt or equity financing and affect our ability to make distributions to our stockholders. If we are required to seek additional external financing to support our need for cash to fund our operating expenses and other obligations, we may not have access to financing on terms that are acceptable to us, or at all. Alternatively, we may feel compelled to access additional financing on terms that are dilutive to existing holders of our common stock or that include covenants that restrict our business, or both. If the recent lack of liquidity in credit markets persists into the future, our ability to obtain debt financing for our operating expenses and other obligations may be impaired.

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

Our revenues from our real property investments are dependent on our ability to lease our real properties and the creditworthiness of our tenants and would be adversely affected by the loss of or default by one or more significant lessees. As of December 31, 2010, 54 of our 99 operating real properties, or approximately 62.1% of our total gross investment amount in real properties, were occupied by single tenants. Furthermore, certain of our assets may utilize leases with payments directly related to tenant sales, where the amount of rent that we charge a tenant is calculated as a percentage of such tenant’s revenues over a fixed period of time, and a reduction in sales can reduce the amount of the lease payments required to be made to us by tenants leasing space in such assets. The success of those real properties depends on the financial stability of the respective tenants. The financial results of our tenants can depend on several factors, including but not limited to the general business environment, interest rates, inflation, the availability of credit, taxation and overall consumer confidence. The recent economic downturn has, and may continue to, impact all of these factors, some to a greater degree than others.

In addition, our ability to increase our revenues and operating income partially depends on steady growth of demand for the products and services offered by the tenants located in the assets that we own and manage. A drop in demand, as a result of a slowdown in the U.S. and global economy or otherwise, could result in a reduction in tenant performance and consequently, adversely affect us.

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

A real property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of the lease. In addition, certain of the real properties we acquire may have some vacancies at the time of closing. Certain other real properties may be specifically suited to the particular needs of a tenant and our real property may become vacant. Certain of our leases with retail tenants contain provisions giving the particular tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center. These provisions may limit the number and types of prospective tenants interested in leasing space in a particular retail property. Therefore, we may have difficulty obtaining a new tenant for any vacant space we have in our real properties. If the vacancy continues for a long period of time, we would suffer reduced revenues, which could materially and adversely affect our liquidity and result in lower cash distributions to our stockholders. In addition, the resale value of the real property could be diminished because the market value may depend principally upon the value of the leases of such real property.

General economic conditions and other events or occurrences that affect geographical areas in which our properties are geographically concentrated may have a significant adverse impact on our financial results.

Our properties in California, New Jersey, Massachusetts, and Texas accounted for approximately 20%, 14%, 14%, and 11%, respectively, of our total gross investments of our real property portfolio as of December 31, 2010. A deterioration of general economic or other relevant conditions, changes in governmental laws and regulations, acts of nature, demographics or other factors in any of those states or the geographical region in which they are located could result in the loss of a tenant, a decrease in the demand for our properties and a decrease in our revenues from those markets, which in turn may have a disproportionate and material adverse effect on our results of operations and financial condition. In addition, some of these investments are located in areas that are more susceptible to natural disasters, and therefore, our tenants and properties are particularly susceptible to revenue loss, cost increase or damage caused by earthquakes or other severe weather conditions or natural disasters. Any significant loss due to a natural disaster may not be covered by insurance and may lead to an increase in the cost of insurance and expenses for our tenants, or could limit the future availability of such insurance, which could limit our tenants’ ability to satisfy their obligations to us.

Changes in supply of or demand for similar real properties in a particular area may increase the price of real property assets we seek to purchase or adversely affect the value of the real property assets that we own.

The real estate industry is subject to market forces and we are unable to predict certain market changes including changes in supply of or demand for similar real properties in a particular area. For example, if demand for the types of real property assets in which we seek to invest were to sharply increase or supply of those assets were to sharply decrease, the prices of those assets could rise significantly. Any potential purchase of an overpriced asset could decrease our rate of return on these investments and result in lower operating results and overall returns to our stockholders. Likewise, a sharp increase in supply could adversely affect leasing rates and occupancy, which could lower operating results and overall returns to our stockholders.

Actions of our joint venture partners could adversely impact our performance.

We have entered into and may continue to enter into joint ventures with third parties, including entities that are affiliated with our Advisor. We have purchased and developed and may also continue to purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

•	The possibility that our venture partner, co-tenant or partner in an investment might become bankrupt or otherwise is unable to meet its capital contribution obligations;

•	That such venture partner, co-tenant or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals;

•	That such venture partner, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or

•	That actions by such venture partner could adversely affect our reputation, negatively impacting our ability to conduct business.

Actions by a joint venture partner or co-tenant might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing our stockholders’ returns.

Under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached, which might have a negative influence on the joint venture and decrease potential returns to our stockholders. In the event that a venture partner has a right of first refusal to buy out the other partner, it may be unable to finance such a buy-out at that time. It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in a particular property. In addition, to the extent that our venture partner or co-tenant is an affiliate of our Advisor, certain conflicts of interest will exist. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” in this Annual Report on Form 10-K.

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

We compete with numerous other persons or entities seeking to buy real property assets or to attract tenants to real properties we already own. These persons or entities may have greater experience and financial strength. There is no assurance that we will be able to acquire real property assets or attract tenants on favorable terms, if at all. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential tenants and pressuring us to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our properties. Similarly, the opening of new competing assets near the assets that we own may hinder our ability to renew our existing leases or to lease to new tenants, because the proximity of new competitors may divert existing or new tenants to such competitors. Each of these factors could adversely affect our results of operations, financial condition, value of our investments and ability to pay distributions to our stockholders.

Delays in the acquisition, development and construction of real properties may have adverse effects on portfolio diversification, results of operations and returns to our stockholders.

Delays we encounter in selecting, acquiring and developing additional real properties or debt investments could adversely affect our stockholders’ returns. The uncertain state of the real estate markets in recent years and the resulting incentives of lenders and sellers to retain their investments had previously led to generally lower transaction volume in the broader real estate market and for us, in part due to pricing and valuation uncertainties. It is possible that such disruptions and uncertainties may reoccur. Alternatively, increased competition for high quality investments may also limit our ability to make incremental accretive investments in real properties and debt investments. These factors may continue to have a negative effect on our stockholders’ returns, and may also hinder our ability to reach our portfolio diversification objectives.

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

Our real properties are subject to property and other taxes that may increase in the future, which could adversely affect our cash flow.

Our real properties are subject to real and personal property and other taxes that may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. Certain of our leases provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the real properties that they occupy while other leases will generally provide that we are responsible for such taxes. In any case, as the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable governmental authorities. If property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authorities may place a lien on the property and the property may be subject to a tax sale. In addition, we will generally be responsible for property taxes related to any vacant space.

We are subject to litigation that could adversely affect our results of operations

We are a defendant from time to time in lawsuits and/or regulatory proceedings relating to our business. Unfavorable outcomes resulting from such lawsuits and/or regulatory proceeding could adversely impact our business, financial condition or results of operations. For further discussion of significant current litigation proceedings, see “Item 3. Legal Proceedings” in this Annual Report on Form 10-K.

Uninsured losses or premiums for insurance coverage relating to real property may adversely affect our returns.

We attempt to adequately insure all of our real properties against casualty losses. There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders sometimes require commercial property owners to purchase specific coverage against terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our real properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our real properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we could be held liable for indemnifying possible victims of an accident. We cannot assure our stockholders that funding will be available to us for repair or reconstruction of damaged real property in the future or for liability payments to accident victims.

The real estate industry is subject to extensive regulation, which may result in higher expenses or other negative consequences that could adversely affect us.

Our activities are subject to federal, state and municipal laws, and to regulations, authorizations and license requirements with respect to, among other things, zoning, environmental protection and historical heritage, all of which may affect our business. We may be required to obtain licenses and permits with different governmental authorities in order to acquire and manage our assets.

In addition, on July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Various aspects of the legislation may have a significant impact on our business, including, without limitation, provisions of the legislation that increase regulation of and disclosure requirements related to investment advisors, swap transactions and hedging policies, corporate governance and executive compensation, investor protection and enforcement provisions, and asset-backed securities. We expect that the Dodd-Frank Act, together with the significant rulemaking that it requires, will create a new financial regulatory environment that may significantly increase our costs.

In addition, public authorities may enact new and more stringent standards, or interpret existing laws and regulations in a more restrictive manner, which may force companies in the real estate industry, including us, to spend funds to comply with these new rules. Any such action on the part of public authorities may adversely affect our results from operations.

In the event of noncompliance with such laws, regulations, licenses and authorizations, we may face the payment of fines, project shutdowns, cancellation of licenses, and revocation of authorizations, in addition to other civil and criminal penalties.

Costs of complying with governmental laws and regulations related to environmental protection and human health and safety may be high.

All real property and the operations conducted on the real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal.

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such real property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Third parties may also sue the owner or operator of a site for damages based on personal injury, natural resources or property damage or other costs, including investigation and clean-up costs resulting from the environmental contamination. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. A property owner who violates environmental laws may be subject to sanctions, which may be enforced by government agencies or, in certain circumstances, private parties. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our real properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our real properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of our real properties, we may be exposed to such costs in connection with such regulations. The cost of defending against environmental claims, of any damages or fines we must pay, of compliance with environmental regulatory requirements or of remediating any contaminated real property could materially and adversely affect our business, lower the value of our assets or results of operations and, consequently, lower the amounts available for distribution to our stockholders.

Environmental laws in the U.S. also require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos. Some of our properties may contain asbestos-containing building materials.

From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield a superior risk-adjusted return. In such an instance, we will underwrite the costs of environmental investigation, clean-up and monitoring into the cost. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.

All of our properties are subject to a Phase I or similar environmental assessment by independent environmental consultants prior to or in connection with our acquisition of such properties. Phase I assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. Phase I assessments generally include a historical review, a public records review, an investigation of the surveyed site and surrounding properties, and preparation and issuance of a written report, but do not include soil sampling or subsurface investigations and typically do not include an asbestos survey. We cannot give any assurance that an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations taken as a whole, will not currently exist at the time of acquisition or may not arise in the future, with respect to any of our properties. Material environmental conditions, liabilities or compliance concerns may arise after an environmental assessment has been completed.

Moreover, there can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability; or the then current environmental condition of our properties will not be affected by tenants, by the condition of land or operations in the vicinity of such properties (such as releases from underground storage tanks), or by third parties unrelated to us.

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

When a tenant at one of our real properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new tenants, we will be required to expend substantial funds to construct new tenant improvements in the vacated space. Substantially all of the net proceeds from our public and private offerings have been and will continue to be invested in real properties and debt related investments, and we do not anticipate that we will maintain permanent working capital reserves. We do not currently have an identified funding source to provide funds that may be required in the future for tenant improvements and tenant refurbishments in order to attract new tenants. If we do not establish sufficient reserves for working capital or obtain adequate financing to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our real properties. If we defer such improvements, the applicable real properties may decline in value, and it may be more difficult for us to attract or retain tenants to such real properties or the amount of rent we can charge at such real properties may decrease. We cannot assure our stockholders that we will have any sources of funding available to us for repair or reconstruction of damaged real property in the future.

Lease agreements may have specific provisions that create risks to our business and may adversely affect us.

Our lease agreements are regulated by local, municipal, state and federal laws, which may grant certain rights to tenants, such as the compulsory renewal of their lease by filing lease renewal actions when certain legal conditions are met. A lease renewal action may represent two principal risks for us: if we planned to vacate a given unit in order to change or adapt an asset’s mix of tenants, the tenant could remain in that unit by filing a lease renewal action and interfere with our strategy; and if we desired to increase the lease price for a specific unit, this increase may need to be approved in the course of a lease renewal action, and the final value could be decided at the discretion of a judge. We would then be subject to the court’s interpretation and decision, and could be forced to accept an even lower price for the lease of the unit. The compulsory renewal of our lease agreements and/or the judicial review of our lease prices may adversely affect our cash flow and our operating results.

Certain of our lease agreements may not be “triple net leases,” under which the lessee undertakes to pay all the expenses of maintaining the leased property, including insurance, taxes, utilities and repairs. We will be exposed to higher maintenance, taxes, and property management expenses with respect to all of our leases that are not “triple net.”

RISKS RELATED TO INVESTMENTS IN DEBT RELATED INVESTMENTS

The mortgage loans in which we invest will be subject to the risk of delinquency, foreclosure and loss, which could result in losses to us.

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

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations, results from operations and limit amounts available for distribution to our stockholders. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial adverse effect on our anticipated return on the foreclosed mortgage loan. In addition, if we foreclose on a particular property, we could become, as owner of the property, subject to liabilities associated with such property, including liabilities related to taxes and environmental matters.

The mezzanine loans and B-notes in which we invest involve greater risks of loss than senior loans secured by income-producing real properties.

We invest in mezzanine loans and B-notes that substantially take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior mortgage loans secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan in whole or in part. In addition, there may be significant delays and costs associated with the process of foreclosing on collateral securing or supporting these investments. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

For example, during 2010, we recognized provision losses of approximately $15.0 million on two of our debt related investments due to our determination that there has been or it is probable that there will be a disruption of cash flows, in timing or amount, and the resulting estimated discounted cash flows from our investment was less than our carrying value. There can be no assurance that any of this loss can be recovered.

A portion of our debt related investments may be considered illiquid, and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

Certain of the debt related investments that we have purchased or may purchase in the future in connection with privately negotiated transactions are not or may not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise effected in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be limited. The mezzanine, B-note and bridge loans that we have purchased or may purchase in the future are, or will be, particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default. In addition, due to current credit market conditions, certain of our registered securities may not be as liquid as when originally purchased.

Bridge loans may involve a greater risk of loss than conventional mortgage loans.

We may provide bridge loans secured by first lien mortgages on properties to borrowers who are typically seeking short-term capital to be used in an acquisition, development or refinancing of real estate. The borrower may have identified an undervalued asset that has been undermanaged or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we may not recover some or all of our investment.

In addition, owners usually borrow funds under a conventional mortgage loan to repay a bridge loan. We may, therefore, be dependent on a borrower’s ability to obtain permanent financing to repay our bridge loan, which could depend on market conditions and other factors. Bridge loans, like other loans secured directly or indirectly by property, are subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the bridge loan. Any such losses with respect to our investments in bridge loans could have an adverse affect on our results of operations and financial condition.

RISKS ASSOCIATED WITH DEBT FINANCING

We incur mortgage indebtedness and other borrowings, which may increase our business risks, and could hinder our ability to make distributions to our stockholders.

We have financed and may continue to finance a portion of the purchase price of certain of our investments in real properties and debt related investments by borrowing funds. As of December 31, 2010, we had approximately $1.6 billion in aggregate outstanding borrowings. Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of the value of our net assets unless approved by a majority of independent directors and disclosed to stockholders in our next quarterly report along with justification for the excess. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our real property assets and debt related investments before non-cash reserves and depreciation. In addition, we have incurred and may continue to incur mortgage debt secured by some or all of our real properties to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders.

Furthermore, we may borrow funds if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

High debt levels would generally cause us to incur higher interest charges, and could result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, then the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure action. In that case, we could lose the property securing the loan that is in default or be forced to sell the property at an inopportune time, thus reducing the value of our investments. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We, and or our Operating Partnership, have historically given certain full, partial or limited guarantees, and may continue to give full, partial or limited guarantees in the future, to lenders of mortgage debt to the entities that own our properties. When we give a guarantee on behalf of an entity that owns one of our properties, we are responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our liquidity and ability to pay cash distributions to our stockholders will be adversely affected.

Increases in interest rates could increase the amount of our debt payments and therefore adversely impact our operating results.

As of December 31, 2010, we had approximately $478.6 million of variable rate debt outstanding, net of repayments, for which increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our real property or debt related investments at times, which may not permit realization of the maximum return on such investments.

Our derivative instruments used to hedge against interest rate fluctuations may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on our investments.

We utilize derivative instruments to hedge exposure to changes in interest rates on certain of our loans secured by our real properties, but no hedging strategy can protect us completely. We may use derivative instruments, such as forward starting swaps, to hedge interest rate risks associated with debt incurrences that we anticipate may occur. However, if we fail to accurately forecast such debt incurrences we will be subject to interest rate risk without successfully hedging the underlying transaction. During the years ended December 31, 2010, 2009, and 2008 we recognized losses of approximately $0, $9.6 million, and $9.9 million, respectively, related to derivative instruments intended to hedge risks associated with forecasted debt incurrences that did not occur. Furthermore, the use of derivative instruments may cause us to forgo the benefits of otherwise favorable fluctuations in interest rates, since derivative instruments may prevent us from realizing the full benefits of lower borrowing cost in an environment of declining interest rates.

In addition, derivative instruments may not mitigate all of the risk associated with fluctuations in borrowing costs. Derivative instruments are generally used to hedge fluctuations in benchmark interest rates, such as London Interbank Offered Rate (“LIBOR”) and U.S. treasury security-based interest rates. However, there are other components of borrowing costs that may comprise the “spread” that lenders apply to the benchmark interest rates. The “spread” that lenders apply to benchmark interest rates when making loans may fluctuate from time to time. Fluctuations in the “spread” may be attributable to volatility in the credit markets or borrower-specific credit risk. When we enter into derivative instruments in anticipation of certain debt incurrences, such derivative instruments do not mitigate the risks of fluctuations in “spread” which could exacerbate the risks described above.

We cannot assure our stockholders that our hedging strategy and the derivatives that we use will adequately offset all of our risk related to interest rate volatility or that our hedging of these risks will not result in losses. These derivative instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income tests.

We have entered into loan agreements that contain restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender typically imposes restrictions on us that may affect our distribution and operating policies and our ability to incur additional debt. Our loan agreements include restrictions, covenants, customary market carve-outs and/or guarantees by us. Certain financial covenants include tests of our general liquidity and debt servicing capability as well as certain collateral specific performance and valuation ratios. Specifically, we are required by certain of our borrowing arrangements to maintain the following financial covenants: (i) an interest coverage ratio of 1.75 to 1.00 or higher, (ii) a fixed charge coverage ratio of 1.50 to 1.00 or higher, (iii) a leverage ratio not to exceed 75%, (iv) a minimum liquidity of $10.0 million and (v) a minimum tangible net worth of $750.0 million. In addition, our loan agreements may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, or replace the Advisor as our advisor. Further, our loan agreements may limit our ability to replace the property manager or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives and make distributions to our stockholders. There can be no assurance that we will be able to comply with these covenants in the future, or that if we violate a covenant the lender would be willing to provide a waiver of such covenant. Violation of these covenants could result in the acceleration of maturities under the default provisions of our loan agreements. As of December 31, 2010, we were in compliance with all financial covenants.

We have entered into, and may continue to enter into, financing arrangements involving balloon payment obligations, which may adversely affect our ability to refinance or sell properties on favorable terms, and to make distributions to our stockholders.

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

RISKS RELATED TO OUR ADVISOR AND AFFILIATES

We depend on our Advisor and its key personnel; if any of such key personnel were to cease employment with our Advisor, our business could suffer.

Our ability to make distributions and achieve our investment objectives is dependent upon the performance of our Advisor in the acquisition, disposition and management of real properties, and debt related investments, the selection of tenants for our real properties, the determination of any financing arrangements and other factors. In addition, our success depends to a significant degree upon the continued contributions of certain of our Advisor’s key personnel, including Guy M. Arnold, Jonathan S. Asarch, John A. Blumberg, Andrea L. Karp, Austin W. Lehr, Lainie P. Minnick, Gregory M. Moran, Glenn R. Mueller, PhD., James R. Mulvihill, Gary M. Reiff, M. Kirk Scott, Kathryn G. Spritzer, Joshua J. Widoff, and Evan H. Zucker, each of whom would be difficult to replace. We currently do not have, nor do we expect to obtain key man life insurance on any of our

Advisor’s key personnel. If our Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.

Our Advisor’s product specialists may recommend that we enter into transactions with entities that have a relationship or affiliation with them, and our stockholders will not be able to assess our Advisor’s product specialists’ qualifications when deciding whether to make an investment in shares of our common stock.

Our Advisor utilizes third-party and affiliated product specialists to assist in fulfilling its responsibilities to us. The strategic alliances between our Advisor and the product specialists provide, in accordance with industry standards, that the product specialists must adhere to a standard of care of commercial reasonableness when performing services on our behalf. Our Advisor’s product specialists generally do not owe fiduciary duties to us and may have time constraints and other conflicts of interest due to relationships or affiliations they have with other entities. As a result, these product specialists may recommend that we enter into transactions with such entities, in which case we will not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties. Our stockholders will not be able to assess the qualifications of our Advisor’s product specialists when deciding whether to make an investment in shares of our common stock. Therefore, our stockholders may not be able to determine whether our Advisor’s product specialists are sufficiently qualified or otherwise desirable to work with.

Our Advisor’s management personnel and product specialists face conflicts of interest relating to time management and there can be no assurance that our Advisor’s management personnel and product specialists will devote adequate time to our business activities or that our Advisor will be able to hire adequate additional employees.

All of our Advisor’s management personnel, other employees, affiliates and related parties may also provide services to other affiliated entities of our Advisor, including, but not limited to, Industrial Income Trust Inc. (“IIT”), Fundcore Institutional Income Trust Inc. and one or more additional debt funds that an affiliate of our Advisor, Fundcore Finance Group LLC, may form and/or advise, the primary purpose of which will be to originate debt secured by commercial real estate (which, together with Fundcore Institutional Income Trust Inc., we refer to herein collectively as the “FundCore Funds”). We are not able to estimate the amount of time that such management personnel and product specialists will devote to our business. As a result, certain of our Advisor’s management personnel and product specialists may have conflicts of interest in allocating their time between our business and their other activities which may include advising and managing various other real estate programs and ventures, which may be numerous and may change as programs are closed or new programs are formed. During times of significant activity in other programs and ventures, the time they devote to our business may decline and be less than we would require. We expect that as our investment activities expand, in addition to the product specialists it will retain, our Advisor will attempt to hire additional employees who would devote substantially all of their time to our business. However, there can be no assurance that our Advisor’s affiliates will devote adequate time to our business activities or that our Advisor will be able to hire adequate additional employees.

Our Advisor and its affiliates, including our officers and some of our directors, face conflicts of interest caused by compensation arrangements with us and other Dividend Capital affiliated entities, which could result in actions that are not in our stockholders’ best interests.

Our Advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence our Advisor’s advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	Property sales, which allow our Advisor to earn additional asset management fees, disposition fees and possibly additional real estate sales commissions.

•	Property acquisitions from other Dividend Capital affiliated entities, which may allow our Advisor or its affiliates to earn additional acquisition fees and asset management fees.

•	Investments in assets subject to product specialist agreements with affiliates, including Dividend Capital Investments LLC and FundCore Funds.

Further, the fees we pay our Advisor may incentivize our Advisor to recommend we invest in a particular asset or pay a higher purchase price for the asset than it would otherwise recommend if it did not receive such fees. Certain potential acquisition fees and asset management fees paid to our Advisor and management and leasing fees paid to the Property Manager would be paid irrespective of the quality of the underlying real estate or property management services during the term of the related agreement. As a component of the asset management fee, our Advisor is also entitled to a monthly net operating income-based fee and a fee equal to a percentage of the sales price of a property upon its sale. These fees may incentivize our Advisor to recommend the sale of a property or properties that may not be in our best interests at the time. Investments with higher net operating income growth potential are generally riskier or more speculative. In addition, the premature sale of an asset may add concentration risk to the portfolio or may be at a price lower than if we held the property. Moreover, our Advisor has considerable discretion with respect to the terms and timing of acquisition, disposition and leasing transactions. In evaluating investments and other management strategies, the opportunity to earn these fees may lead our Advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as preservation of capital, in order to achieve higher short-term compensation. Considerations relating to our affiliates’ compensation from us and other Dividend Capital affiliated entities could result in decisions that are not in our stockholders’ best interests, which could hurt our ability to pay our stockholders distributions or result in a decline in the value of our stockholders’ investment. Conflicts of interest such as those described above have contributed to stockholder litigation against certain other externally managed REITs that are not affiliated with us.

The time and resources that Dividend Capital affiliated entities devote to us may be diverted and we may face additional competition due to the fact that Dividend Capital affiliated entities are not prohibited from raising money for another entity that makes the same types of investments that we target.

Dividend Capital affiliated entities are not prohibited from raising money for another investment entity that makes the same types of investments as those we target. As a result, the time and resources they could devote to us may be diverted. For example, our former Dealer Manager is currently involved in other public offerings for other Dividend Capital affiliated entities including IIT. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may also co-invest with any such investment entity. Even though all such co-investments will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with a third party.

Our Advisor may have conflicting fiduciary obligations if we acquire properties with its affiliates or other related entities; as a result, in any such transaction we may not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

Our Advisor may cause us to acquire an interest in a property from its affiliates or through a joint venture with its affiliates or to dispose of an interest in a property to its affiliates. In these circumstances, our Advisor will have a conflict of interest when fulfilling its fiduciary obligation to us. In any such transaction we may not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

The fees we pay to affiliates in connection with our public and private offerings and in connection with the acquisition and management of our investments were not determined on an arm’s length basis, and therefore, we do not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

Since our inception on April 11, 2005 through December 31, 2010, our Advisor, our former Dealer Manager and other affiliates had earned fees, commissions and offering expense reimbursements, and acquisition and asset management fees for our investments. Additionally, certain of these fees represent commissions that have been reallowed to third-party broker dealers participating in our public and private offerings. In addition, based on gross offering proceeds from the sale of shares of our common stock in connection the primary portion of our public and private offerings, we were required to pay an aggregate of up to approximately 10% of the gross offering proceeds in fees, commissions and offering expense reimbursements to our Advisor, our former Dealer Manager and other affiliates in exchange for their services and to reimburse funds advanced on our behalf. Substantially all of the sales commissions were reallowed to third-party broker dealers participating in our public and private offerings. The fees paid to our Advisor, our former Dealer Manager and other affiliates for services they provided us were not determined on an arm’s length basis. As a result, the fees have been determined without the benefit of arm’s length negotiations of the type normally conducted between unrelated parties. See Note 12 to our financial statements in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional detail of the fees we pay to affiliates.

We may compete with other Dividend Capital affiliated entities, including IIT and FundCore Funds, for opportunities to acquire or sell investments, which may have an adverse impact on our operations.

We may compete with other Dividend Capital affiliated entities, including IIT and FundCore Funds, for opportunities to acquire, finance or sell certain types of real properties. We may also buy, finance or sell real properties at the same time as other Dividend Capital affiliated entities, including IIT and FundCore Funds, are buying, financing or selling properties. In this regard, there is a risk that our Advisor will purchase a real property that provides lower returns to us than a real property purchased by another Dividend Capital affiliated entity, including IIT. Certain of our affiliates own and/or manage real properties in geographical areas in which we expect to own real properties. Therefore, our real properties may compete for tenants with other real properties owned and/or managed by other Dividend Capital affiliated entities, including IIT. Our Advisor may face conflicts of interest when evaluating tenant leasing opportunities for our real properties and other real properties owned and/or managed by Dividend Capital affiliated entities, including IIT, and these conflicts of interest may have an adverse impact on our ability to attract and retain tenants.

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

We may also compete with other Dividend Capital affiliated entities for opportunities to acquire, finance or sell certain types of real estate securities. FundCore LLC acts as one of our Advisor’s product specialists with respect to our investments in certain debt related investments, and may independently or on behalf of itself or other funds originate or acquire debt related investments.

As a result of our potential competition with other Dividend Capital affiliated entities, certain investment opportunities that would otherwise be available to us may not in fact be available. This competition may also result in conflicts of interest that are not resolved in our favor. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Annual Report on Form 10-K for a description of the conflicts of interest that arise as a result of our relationship with our Advisor and its Affiliates.

We have and may in the future purchase real estate assets from third parties who have existing or previous business relationships with affiliates or other related entities of our Advisor; as a result, in any such transaction, we may not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

We may purchase assets from third parties that have existing or previous business relationships with affiliates of our Advisor. DCT Industrial Trust Inc. (“DCT Industrial Trust”), a former affiliate, Dividend Capital Investments, the officers, directors or employees of such entities and the principals of our Advisor who also perform or have performed services for other Dividend Capital affiliated entities or DCT Industrial Trust may have had or have a conflict in representing our interests in these transactions on the one hand and the interests of such affiliates in preserving or furthering their respective relationships on the other hand. In any such transaction, we will not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

RISKS RELATED TO OUR GENERAL BUSINESS OPERATIONS AND OUR CORPORATE STRUCTURE

Our board of directors has determined an estimated value per share of our common stock to assist broker-dealers in complying with applicable rules of the Financial Industry Regulatory Authority (“FINRA”); however, such value is only an estimate and may not reflect the value a stockholder would receive for our shares under various circumstances.

Our board of directors has determined an estimated value per share of our common stock as of March 11, 2011 of $8.45. We are providing such estimated value per share to assist broker-dealers in complying with applicable rules of FINRA with respect to customer account statements. In February 2009, FINRA issued a regulatory notice stating that broker-dealers that sell shares of non-traded REITs may no longer use the offering price, or “par value,” of shares on a customer account statement more than 18 months following the conclusion of an offering.

To determine the estimated value per share, our board of directors considered valuation methodologies that are commonly used in the commercial real estate industry. However, as with any valuation methodology, the methodologies used to determine the estimated value per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated value per share, which could be significantly different from the estimated value per share determined by our board of directors. The estimated value per share determined by our board of directors does not represent the fair value of our assets less liabilities in accordance with U.S. generally accepted accounting principles, and the estimated value per share is not a representation, warranty or guarantee that:

•	a stockholder would be able to realize the estimated share value if such stockholder attempts to sell his or her shares;

•	a stockholder would ultimately realize distributions per share equal to the estimated value per share upon liquidation of assets and settlement of liabilities of the Company or a sale of the Company;

•	shares of the Company’s common stock would trade at the estimated value per share on a national securities exchange;

•	a third party would offer the estimated value per share in an arms-length transaction to purchase all or substantially all of the shares of the Company’s common stock; or

•	the methodologies used to estimate the value per share would be acceptable to FINRA or under ERISA with respect to their respective requirements.

Further, the estimated value per share was calculated as of a moment in time, and, although the value of our shares will fluctuate over time as a result of, among other things, developments related to individual assets and changes in the real estate and capital markets, we do not undertake to update the estimated value per share on a regular basis. As a result, stockholders should not rely on the estimated value per share as being an accurate measure of the then-current value of our shares of common stock in making an investment decision, including whether to tender shares for redemption under our share redemption program or reinvest distributions by participating in our Dividend Reinvestment Plan (the “DRIP Plan”). For more information on the estimated value per share and the methodology we used to calculate it, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K.

There is very limited liquidity for our shares of common stock. If we do not effect a Liquidity Event, it will be very difficult for our stockholders to have liquidity for their investment in shares of our common stock.

On a limited basis, our stockholders may be able to redeem shares through our share redemption program. However, in the future we may also consider various forms of additional liquidity (a “Liquidity Event”) including but not limited to (i) listing our common stock on a national securities exchange (or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock); (ii) a sale or merger in a transaction that provides our stockholders with a combination of cash and/or securities of a publicly traded company; and (iii) a sale of all or substantially all of our real property and real estate securities assets for cash or other consideration. There can be no assurance that we will effect a Liquidity Event within a certain time frame or at all. If we do not effect a Liquidity Event, it will be very difficult for our stockholders to have liquidity for their investment in shares of our common stock other than limited liquidity through our share redemption program. The state of the credit markets over the past several years resulted in generally lower transaction volume in the broader real estate market and for us. In light of market conditions, we attempted to be prudent in the deployment of capital, which resulted in a slower pace of investments. During 2009 and, in particular 2010, we were able to deploy most of our capital. However, the delay in deploying our capital increased the chance that a Liquidity Event may be delayed.

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

After a stockholder has held shares of our common stock for a minimum of one year, our share redemption program may provide a limited opportunity for the stockholder to have his or her shares of common stock redeemed by us, subject to certain restrictions and limitations. Prior to March 11, 2011, the price at which we processed redemptions under the share redemption program was based on the original purchase price of the shares, subject to a discount based on the length of time such shares were held by the redeeming stockholder. Beginning March 11, 2011, pursuant to the terms of our amended and restated share redemption program, any shares of common stock redeemed by us will be redeemed, subject to certain restrictions, at a price per share equal to the most recently announced estimated value per share of our common stock, without the application of a discount based on the holding period of such shares. It is currently anticipated that we will calculate the estimated value per share used for purposes of the per share redemption price calculation at least every 18 months in accordance with the methodologies developed by us and our Advisor and approved by our board of directors. The estimated value per share will be measured as of a moment in time and we do not undertake to update such value on a regular basis. As a result, stockholders should not rely on the estimated value per share as being an accurate measure of the then-current value of our shares of common stock in making an investment decision as to whether to tender shares for redemption. The estimated value per share is inherently imprecise and may not reflect the price that a third party might offer in an arms-length transaction to purchase all or substantially all of the shares of our common stock. The estimated value per share is not a representation, warranty, or guarantee that we or our stockholders, upon liquidation, will actually realize the estimated value per share. At any time we are engaged in a primary offering, the per share redemption price will never be greater than the then-current per share offering price of shares of our common stock sold in a primary offering. The repurchase prices paid to stockholders for shares of our common stock repurchased by us pursuant to the share redemption program may vary over time.

Our common stock may be redeemed on a quarterly basis. However, our share redemption program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can redeem at any given time. Specifically, we presently intend to limit the number of shares to be redeemed during any calendar quarter to the lesser of (i) one-quarter of five percent of the number of shares of common stock outstanding as of the date that is 12-months prior to the end of the current quarter, and (ii) the aggregate number of shares sold pursuant to the DRIP Plan in the immediately preceding quarter, which amount may be less than the Aggregate Redemption Cap (as defined below). The lesser of the preceding limitations is referred to herein as the “Quarterly Redemption Cap.” Our board of directors retains the right, but is not obligated to, redeem additional shares if, in its sole discretion, it determines that it is in our best interest to do so, provided that we will not redeem, during any consecutive 12-month period, more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period (referred to herein as the “Aggregate Redemption Cap”, and together with the Quarterly Redemption Cap, the “Redemption Caps”), unless permitted to do so by applicable regulatory authorities. Our board of directors may also determine to further limit redemptions of our common stock where funds are needed for other business purposes. Our redemption of OP

Units for cash pursuant to the Operating Partnership Agreement will further limit the funds we have available to redeem shares of our common stock pursuant to our share redemption program. In addition, the board of directors reserves the right to reject any redemption request for any reason, or to amend or terminate the share redemption program at any time. Therefore, our stockholders may not have the opportunity to make a redemption request prior to a potential termination of the share redemption program and/or may not be able to sell any of their shares of common stock back to us pursuant to our share redemption program. Any amendment, suspension or termination of our share redemption program will not affect the rights of holders of OP Units to cause us to redeem their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both pursuant to the Operating Partnership Agreement.

The board of directors, under certain circumstances only, may also increase the Aggregate Redemption Cap but, in any event, the number of shares of our common stock that we may redeem will be limited by the funds available from purchases pursuant to the DRIP Plan, cash on hand, cash available from borrowings and cash from liquidations of debt related investments as of the end of the applicable quarter.

During the first, second, third and fourth quarters of 2010, we received requests to redeem approximately 7.7 million, 9.2 million, 11.7 million and 15.1 million shares of common stock, respectively, which exceeded our first, second, third and fourth quarter 2010 Redemption Caps of approximately 1.1 million, 1.1 million, 1.0 million and 1.1 million shares of common stock, respectively. Based on application of the Redemption Caps, we redeemed, on a pro rata basis, approximately 14%, 12%, 8% and 7%, respectively, of the shares each stockholder requested to be redeemed for the first, second, third and fourth quarters of 2010, respectively.

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

The holders of OP Units (other than us, our Advisor and the holder of the Special Units) generally have the right to cause the Operating Partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both. Our election to redeem OP Units for cash will reduce funds available to honor our stockholders’ redemption requests under our share redemption program.

Maryland law and our organizational documents limit our stockholders’ right to bring claims against our officers and directors.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify our directors, our officers, our Advisor and its affiliates for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Moreover, we have entered into separate indemnification agreements with each of our independent directors and executive officers. As a result, we and our stockholders have more limited rights against these persons than might otherwise exist under common law. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter does provide that we may not indemnify our directors, our Advisor and its affiliates for any liability or loss suffered by them unless they have determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by our non-independent directors, our Advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification is recoverable only out of our net assets or the proceeds of insurance and not from the stockholders.

We may issue preferred stock or other classes of common stock, which issuance could adversely affect those stockholders who purchased shares of our common stock in our public offerings.

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

We depend on our relationships with lenders, joint venture partners, and property managers to conduct our business. If we fail to honor any of our contractual obligations, there could be a material and adverse impact on our ability to raise capital or manage our portfolio.

We have historically developed and managed our real estate portfolio and believe that we have built a positive reputation for quality and service with our lenders, joint venture partners and tenants, as well as with our third-party management clients. If we were viewed as developing underperforming properties, suffered sustained losses on our investments, defaulted on a significant level of loans or experienced significant foreclosure of our properties, our reputation could be damaged. Damage to our reputation could make it more difficult to successfully develop or acquire properties in the future and to continue to grow and expand our relationships with our lenders, joint venture partners, tenants and third-party management clients, which could adversely affect our business, financial condition and results of operations.

As of December 31, 2010, we had defaulted on a principal maturity payment related to one mortgage note borrowing collateralized by an office property that we hold in a joint venture in which we are not the managing partner located in the Silicon Valley, California market. In addition, as of December 31, 2010, we had defaulted on monthly debt service payments related to another mortgage note borrowing collateralized by another office property that we hold in a joint venture in which we are not the managing partner located in the Silicon Valley,

California market. We have engaged in discussions with the respective lenders of both mortgage notes in an effort to seek a loan modification or other resolution that would be mutually agreeable to both parties. As of December 31, 2010, no resolutions had been finally determined.

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

Even if our stockholders participate in the DRIP Plan, our stockholders will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, our stockholders that are not tax-exempt entities may have to use funds from other sources to pay their tax liability on the value of the common stock received.

Distributions payable by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.

Recent tax legislation generally reduces the maximum U.S. federal income tax rate for distributions payable by corporations to domestic stockholders that are individuals, trusts or estates to 15% through 2012. Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient, rather than the 15% preferential rate. Although this legislation does not adversely affect the taxation of REITs or distributions paid by REITs, the more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock.

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

Our investments in real estate partnerships subject us to the tax risks associated with the tax status of such entities.

We are invested in real estate partnerships. Such investments are subject to the risk that any such partnership may fail to satisfy the requirements to qualify as a partnership, as the case may be, in any given taxable year. Such failure could subject such partnership to an entity level tax and reduce the entity’s ability to make distributions to us. In addition, such failures could, depending on the circumstances, jeopardize our ability to qualify as a REIT.

Complying with the REIT requirements may cause us to forgo otherwise attractive opportunities.

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

To maintain compliance with the Investment Company Act exclusion, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forgo opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

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

As of December 31, 2010, we held the majority ownership in 99 real properties, all of which were operating properties. The properties are located in 31 distinct geographical markets throughout the United States and comprise approximately 19.1 million net rentable square feet. As of December 31, 2010, our operating properties were subject to mortgage notes with an aggregate principal amount outstanding of approximately $1.5 billion. For additional discussion of our borrowings, see Note 5 to our financial statements in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Geographic Distribution

The following table describes our 99 operating properties, by market, which are presented on a consolidated basis for purposes of financial reporting as of December 31, 2010 (dollar amounts and square footage amounts in thousands).

Market	Number of Properties	Gross Investment Amount (1)	Net Rentable Square Feet	Secured Indebtedness (2)	% of Gross Investment Amount	% of Total Net Rentable Square Feet	% Leased (3)
Office Properties:
Washington, DC	3	$280,595	878	$143,392	9.8%	4.6%	99.7%
Northern New Jersey	2	248,181	807	143,331	8.7%	4.2%	100.0%
Silicon Valley, CA	6	239,901	1,042	126,132	8.4%	5.5%	75.8%
Dallas, TX	6	159,225	1,238	92,959	5.6%	6.5%	93.9%
Los Angeles, CA	4	153,784	557	58,225	5.4%	2.9%	100.0%
East Bay, CA	2	151,259	465	75,583	5.1%	2.4%	100.0%
Denver, CO	3	113,582	528	63,425	4.0%	2.8%	100.0%
Chicago, IL	3	56,783	403	39,398	2.0%	2.1%	86.6%
Princeton, NJ	1	51,130	167	35,000	1.8%	0.9%	100.0%
Miami, FL	1	48,183	240	23,167	1.7%	1.3%	100.0%
Austin, TX	1	44,978	156	21,689	1.6%	0.8%	100.0%
Philadelphia, PA	1	37,775	173	24,000	1.3%	0.9%	78.5%
Minneapolis/St Paul, MN	1	29,403	107	14,796	1.0%	0.6%	100.0%
Little Rock, AR	1	21,781	102	13,650	0.8%	0.5%	100.0%
New England	1	19,114	132	10,709	0.7%	0.7%	100.0%
Fayetteville, AR	1	11,695	63	-	0.4%	0.3%	100.0%

Total/Weighted Average	37	1,667,369	7,058	885,456	58.3%	37.0%	94.0%
Industrial Properties:
Central PA	3	70,563	1,110	40,924	2.5%	5.8%	96.4%
Cincinnati, OH	3	51,401	952	22,062	1.8%	5.0%	93.1%
Houston, TX	1	41,339	465	22,137	1.5%	2.4%	100.0%
Minneapolis/St Paul, MN	3	34,864	472	16,014	1.2%	2.5%	100.0%
Dallas, TX	2	34,763	646	23,000	1.2%	3.4%	78.2%
Chicago, IL	2	33,058	765	19,836	1.2%	4.0%	100.0%
Louisville, KY	5	31,451	900	12,094	1.1%	4.7%	90.8%
Atlanta, GA	2	29,859	616	5,280	1.0%	3.2%	100.0%
Central Kentucky	1	25,822	727	13,827	0.9%	3.8%	100.0%
Silicon Valley, CA	1	25,304	396	19,150	0.9%	2.1%	100.0%
Indianapolis, IN	1	21,670	475	12,000	0.8%	2.5%	100.0%
Columbus, OH	2	21,540	451	11,994	0.7%	2.4%	71.6%
Charlotte, NC	1	21,119	472	14,800	0.7%	2.5%	100.0%
Cleveland, OH	1	19,862	189	10,404	0.7%	1.0%	100.0%
Kansas City, KS	1	10,508	180	4,946	0.4%	1.0%	100.0%
Philadelphia, PA	1	8,082	129	6,050	0.3%	0.7%	71.4%
Denver, CO	1	6,231	85	3,337	0.2%	0.5%	100.0%

Total/Weighted Average	31	487,436	9,030	257,855	17.1%	47.5%	94.5%
Retail Properties:
New England	25	417,802	1,851	180,128	14.6%	9.7%	93.6%
Philadelphia, PA	1	103,645	428	67,800	3.6%	2.2%	100.0%
Washington, DC	1	62,352	233	37,851	2.2%	1.2%	100.0%
Raleigh, NC	1	45,081	142	26,200	1.6%	0.7%	98.7%
San Antonio, TX	1	31,893	160	21,500	1.1%	0.8%	96.5%
Pittsburgh, PA	1	23,271	103	16,000	0.8%	0.5%	37.2%
Jacksonville, FL	1	19,458	73	-	0.7%	0.4%	54.4%

Total/Weighted Average	31	703,502	2,990	349,479	24.6%	15.5%	92.5%

Grand Total/Weighted Average	99	$2,858,307	19,078	$1,492,790	100.0%	100.0%	94.0%

(1)	“Gross Investment Amount” as used here and throughout this document represents the allocated gross basis of real property, inclusive of the effect of gross intangible lease liabilities totaling approximately $119.4 million and before accumulated depreciation and amortization of approximately $247.6 million as of December 31, 2010.

(2)	Includes mezzanine financing of approximately $26.8 million as of December 31, 2010.

(3)	Percentage leased is based on commenced leases as of December 31, 2010.

Lease Expirations

As of December 31, 2010, the weighted average remaining term of our leases was approximately 8.6 years, based on contractual remaining base rent, and 5.7 years, based on leased square footage. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a schedule of expiring leases for our consolidated operating properties by annual minimum rents as of December 31, 2010.

Tenant Information

The following table describes our top ten tenants and their industry sectors as of December 31, 2010 (dollar and square footage amounts in thousands).

Tenant	Locations	Industry	Annualized Rental Revenue (1)	% of Total Annualized Rental Revenue	Square Feet	% of Total Portfolio Square Feet
Charles Schwab & Company, Inc.	1	Finance/Insurance/Real Estate	$22,068	10.3%	594	3.3%
Northrop Grumman, Inc.	2	Defense	16,446	7.7%	699	3.9%
Sybase, Inc.	1	Telecommunications	14,711	6.9%	405	2.3%
The Stop & Shop Supermarket Company LLC	14	Grocery Stores	12,929	6.0%	797	4.5%
Flextronics International USA, Inc.	3	Electronics	5,626	2.6%	700	3.9%
DirecTV	1	Entertainment	5,456	2.5%	257	1.4%
CEVA Freight, LLC	3	Transportation/Warehousing/Logistics	4,931	2.3%	790	4.5%
Novo Nordisk	1	Scientific R&D/Pharmaceutical	4,093	1.9%	167	0.9%
Nokia Siemens Networks US LLC	1	Telecommunications	3,821	1.8%	294	1.7%
Seton Healthcare Network	1	Healthcare/Medical	3,773	1.8%	156	0.9%

Total	28		$93,854	43.8%	4,859	27.3%

(1)	Annualized base rent represents the annual rent of commenced leases as of December 31, 2010, based on their respective non-cancellable terms.

ITEM 3.	LEGAL PROCEEDINGS

On July 14, 2010, Northrop Grumman Systems Corporation (“Northrop”), filed a complaint in the Circuit Court of Fairfax County, Virginia against iStar NG, LP, TRT Acquisitions, LLC, TRT NOIP Colshire—McLean LLC, and Dividend Capital Total Realty Trust Inc. (together, the “Dividend Capital Defendants”) and iStar Financial Inc. (“iStar Financial” and, together with Dividend Capital Defendants, the “Defendants”). Northrop’s Complaint pertains to a real estate project containing two commercial office buildings and a parking garage located at 7555-7575 Colshire Drive in McLean, Virginia (the “Project”). TRT NOIP Colshire—McLean LLC, a wholly-owned subsidiary of Dividend Capital Total Realty Trust Inc., acquired iStar NG LP as part of the National Office and Industrial Portfolio which was acquired from several subsidiaries of iStar Financial on June 25, 2010. Northrop, a holder of a leasehold interest in the Project, alleges that iStar Financial and the Dividend Capital Defendants knowingly completed the sale of the Project (rather than a sale of the owner of the Project, iStar NG LP). Northrop’s Complaint claims that the alleged sale of the Project violated Northrop’s right of first offer (“ROFO”) contained in the relevant deed of lease. Northrop’s Complaint seeks specific performance of the ROFO, other injunctive relief, compensatory damages in the amount of $250 million, $350,000 in punitive damages, treble damages under the Virginia Business Conspiracy Statute, costs, and attorneys’ fees.

On August 10, 2010, Defendants filed demurrers with the Fairfax County Circuit Court seeking dismissal of Northrop’s Complaint as a matter of law. On January 7, 2011, the court sustained the Dividend Capital Defendants’ demurrers and dismissed Northrop’s claims for tortious interference, unjust enrichment, violation of the Virginia Business Conspiracy Act and conversion, without prejudice. On January 28, 2011, Northrop filed an amended complaint, reasserting the dismissed counts. On February 18, 2011, the Defendants filed renewed demurrers and a plea in bar seeking dismissal of the claims for tortious interference, unjust enrichment, violation of the Virginia Business Conspiracy Act and conversion. The Defendants’ demurrers are scheduled for hearing on May 13, 2011. In addition to defending Northrop’s amended complaint generally and asserting counterclaims, the Dividend Capital Defendants have obtained indemnities from iStar Financial and insurance coverage that are subject to certain terms, conditions, and limitations.

On September 15, 2010, the Dividend Capital Defendants asserted counterclaims against Northrop based in part on Northrop’s intentional interference with the sale of the Project, its interference with contracts and prospective contracts, and its breach of the contract between iStar NG and Northrop. The Dividend Capital Defendants seek specific performance, damages in an amount yet to be determined, costs, and attorneys’ fees. Northrop has filed demurrers seeking dismissal of the Dividend Capital Defendants’ counterclaims, which are also scheduled for hearing on May 13, 2011.

Discovery between the parties is ongoing, and, under the current scheduling order, set to be completed by August 15, 2011. A bench trial has been set to commence on September 12, 2011.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no public market for shares of our common stock and we currently have no obligation or plans to apply for listing on any public trading market. In the future we may consider various forms of liquidity, each of which we refer to as a “Liquidity Event,” including but not limited to (i) listing our common stock on a national securities exchange (or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock); (ii) our sale or merger in a transaction that provides our stockholders with a combination of cash and/or securities of a publicly traded company; and (iii) sale of all or substantially all of our real property, debt related investments and real estate securities assets for cash or other consideration. There can be no assurance that we will effect a Liquidity Event. The state of the credit markets over the past two years resulted in generally lower transaction volume in the broader real estate market and for us. In addition, and in light of market conditions, we attempted to be prudent in the deployment of capital, which resulted in a slower pace of investments. During 2009 and, in particular, 2010, we were able to deploy most of our capital. However, the delay in deploying our capital increased the chance that a Liquidity Event may be delayed.

In February 2009, FINRA issued Regulatory Notice 09-09 (“FINRA 09-09”), which ratified the former NASD Rule 2340(c)(2) as it applies to REITs. FINRA 09-09 acknowledges that, during an offering, it may be reasonable for broker-dealers to report on a customer’s account statement the value at which the shares are then being offered to the public as the estimated value of such shares. However, according to FINRA 09-09, broker-dealers may no longer use the offering price of shares on a customer account statement more than 18 months following the conclusion of an offering.

Our board of directors has established an estimated value per share of our common stock as of March 11, 2011 of $8.45. We are providing the estimated value per share to assist broker-dealers in complying with FINRA 09-09. We currently anticipate that the estimated value per share will be calculated at least every 18 months, but our board of directors may determine to update such estimate more frequently.

In determining the estimated value per share, our board of directors relied upon information provided by the Advisor and by the independent third party investment banking firm engaged by us, as well as the board’s experience with, and knowledge about, our real estate portfolio and debt obligations. Our board of directors considered valuation methodologies that are commonly used in the commercial real estate industry, including, among others, a discounted cash flow analysis, which projects a range of the estimated future stream of cash flows reasonably likely to be generated by our portfolio of properties, and discounts the projected future cash flows to a present value. In addition, the board reviewed current, historical and projected capitalization rates for commercial properties similar to the properties owned by us, and the values of publicly traded REITs with portfolios comparable to ours. The board also took into account the estimated value of our other assets and liabilities, including a reasonable estimate of the value of our debt obligations. However, the board did not consider certain other factors, such as a liquidity discount, because it did not believe such factors were appropriate or necessary under the circumstances.

As with any valuation methodology, the methodologies used to determine the estimated value per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated value per share, which could be significantly different from the estimated value per share determined by our board of directors. The estimated value per share determined by our board of directors does not represent the fair value of our assets less liabilities in accordance with U.S. generally accepted accounting principles, and such estimated value per share is not a representation, warranty or guarantee that a stockholder would be able to realize the estimated share value if such stockholder attempts to sell his or her shares; a stockholder would ultimately realize distributions per share equal to the estimated value per share upon our liquidation or sale; shares of our common stock would trade at the estimated value per share on a national securities exchange; a third party would offer the estimated value per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to estimate the value per share would be acceptable to FINRA or under ERISA with respect to their respective requirements.

Further, the estimated value per share was calculated as of a moment in time, and, although the value of our shares will fluctuate over time as a result of, among other things, developments related to individual assets and changes in the real estate and capital markets, we do not undertake to update the estimated value per share on a regular basis. As a result, stockholders should not rely on the estimated value per share as being an accurate measure of the then-current value of our shares of common stock in making an investment decision, including whether to tender shares for redemption under our share redemption program or reinvest distributions by participating in the DRIP Plan. In addition, we may conduct additional public offerings of our common stock, at an offering price that may or may not be the same as the estimated value per share of our common stock prior to such public offering.

We commenced our initial public offering on January 27, 2006. As of the close of business on September 30, 2009, we terminated the primary portion of our public offering of shares of our common stock and ceased accepting new subscriptions to purchase shares of our common stock. However, we have offered and will continue to offer shares of common stock through the DRIP Plan. We have recently amended the DRIP Plan to offer shares of our common stock at the estimated per share value of our common stock that we announced pursuant to our obligations under FINRA regulations, which is currently $8.45 per share.

Holders

As of March 25, 2011, we had approximately 183.5 million shares of our common stock outstanding held by a total of approximately 32,800 stockholders in connection with our public offerings. As of March 25, 2011, we had approximately 12.8 million OP Units outstanding issued to third parties in connection with our Operating Partnership’s private placement offerings.

Distributions

We have made and intend to continue to make distributions to our stockholders on a quarterly basis following the end of each calendar quarter. Our board of directors authorizes a quarterly distribution for a certain dollar amount per share of our common stock before or on the first day of each quarter. We then calculate each stockholder’s specific distribution amount for the quarter using daily record and declaration dates, and distributions begin to accrue on the date we mail a confirmation of subscription to a stockholder for shares of our common stock, subject to our acceptance of such stockholder’s subscription.

We are required to make distributions sufficient to satisfy the requirements for qualification as a REIT for federal income tax purposes. Generally, income distributed will not be taxable to us under the Code if we distribute at least 90% of our taxable income each year (computed without regard to the dividends paid deduction and our net capital gain). In addition, if we fail to distribute during each calendar year at least the sum of (a) 85% of our ordinary income for such year, (b) 95% of our capital gain net income for such year, and (c) any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of the required distribution over the sum of (i) the amounts actually distributed by us, plus (ii) retained amounts on which we pay income tax at the corporate level. Distributions will be authorized at the discretion of the board of directors, in accordance with our earnings, cash flow and general financial condition. The board’s discretion will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. We are authorized to borrow money, issue new securities or sell assets in order to make distributions. There are no restrictions on the ability of the Operating Partnership to transfer funds to us. The following table sets forth the distributions that had been paid and/or declared by us for the years ended December 31, 2010 and 2009 and as of March 25, 2011 for the first quarter of 2011.

Quarter	Amount declared per Share/Unit (1)	Annualized Amount per Share / Unit (1)	Payment Date

2009
1st Quarter 2009	$0.1500	$0.60	April 15, 2009
2nd Quarter 2009	$0.1500	$0.60	July 15, 2009
3rd Quarter 2009	$0.1500	$0.60	October 15, 2009
4th Quarter 2009	$0.1500	$0.60	January 15, 2010
2010
1st Quarter 2010	$0.1500	$0.60	April 15, 2010
2nd Quarter 2010	$0.1500	$0.60	July 15, 2010
3rd Quarter 2010	$0.1500	$0.60	October 15, 2010
4th Quarter 2010	$0.1500	$0.60	January 14, 2011
2011
1st Quarter 2011 (2)	$0.1500	$0.60	April 15, 2011

(1)	Assumes share of common stock was owned for the entire quarter.

(2)	Our board of directors authorized a first quarter 2011 distribution of $0.15 per share of common stock, which will be payable to stockholders of record as of the close of business on each day during the period, from January 1, 2011 through and including March 31, 2011, prorated for the period of ownership. The payment date for such distribution is expected to be April 15, 2011.

DRIP Plan

We maintain the DRIP Plan for our stockholders to help facilitate investments in our shares of common stock. The DRIP Plan allows our stockholders to have cash otherwise distributable to them invested in additional shares of our common stock at a price equal to the most recently announced estimated value per share (except, if at any time when the Company is engaged in a public offering of its shares outside of the DRIP Plan, stockholders may invest in additional shares under the DRIP Plan at a price equal to the price to acquire shares in such public offering). We may terminate the DRIP Plan for any reason at any time upon 10 days’ prior written notice to participants. Participation in the plan may also be terminated with respect to any person to the extent that a reinvestment of distributions in shares of our common stock would cause the share ownership limitations contained in our charter to be violated. On October 23, 2009, we filed and went effective on a registration statement on Form S-3 registering the sale of shares issued pursuant to the DRIP Plan.

It is currently anticipated that we will calculate the estimated value per share used for purposes of reinvestments under the DRIP Plan at least every 18 months in accordance with the methodologies developed by us and our Advisor and approved by our board of directors. We will announce any price adjustment and the time period of its effectiveness as a part of our regular communications with stockholders. The estimated value per share will be measured as of a moment in time and we do not undertake to update such value on a regular basis. As a result, stockholders should not rely on the estimated value per share as being an accurate measure of the then-current value of our common stock in making an investment decision as to whether to reinvest distributions under the DRIP Plan. The estimated value per share is inherently imprecise and may not reflect the price that a third party might offer in an arms-length transaction to purchase all or substantially all of the shares of our common stock. The estimated value per share is not a representation, warranty, or guarantee that we or our stockholders, upon liquidation, will actually realize the estimated value per share. At any time we are engaged in a sale of common stock to the public other than shares of common stock sold in connection with the DRIP Plan (a “Primary Offering”), the per share redemption price will never be greater than the then-current per share offering price of shares of our common stock sold in a Primary Offering. The price at which shares may be purchased under the DRIP Plan may vary over time.

A participant in the DRIP Plan may terminate their participation at any time. However, a termination notice must be received by us prior to the last day of a quarter in order for a participant’s termination to be effective for such quarter (i.e., a termination notice will be effective as of the last day of the quarter in which it is received and will not affect participation in the plan for any prior quarter).

Share Redemption Program

We have established a share redemption program (as amended from time to time, the “Program”) that may provide eligible stockholders with a limited opportunity to have their shares of common stock redeemed by us, subject to certain restrictions and limitations. The Program will be immediately terminated if our shares of common stock are listed on a national securities exchange, or if a secondary market in our common stock is otherwise established. As a result of changes adopted to the Program that were effective on December 17, 2009, only those stockholders who purchased their shares directly from us or received their shares from a third party through one or more transactions that were not for cash or other consideration are eligible to participate in the Program. Unless otherwise approved by management in its sole discretion, no stockholder who acquired shares from a third party for consideration are eligible to participate in the Program with respect to such shares or any additional shares acquired through the DRIP Plan with respect to distributions payable upon such shares.

After a stockholder has held shares of our common stock for a minimum of one year, such stockholder may submit a request for redemption of his or her shares, in accordance with the terms of the Program. Subject to certain restrictions and limitations, any share that we redeem under the Program will be redeemed at a price per share equal to the most recently announced estimated value per share (as discussed below). It is currently anticipated that we will calculate the estimated value per share used for purposes of the per share redemption price calculation at least every 18 months in accordance with the methodologies developed by us and our Advisor and approved by our board of directors. We will announce any price adjustment and the time period of its effectiveness as a part of our regular communications with stockholders. The estimated value per share will be measured as of a moment in time and we do not undertake to update such value on a regular basis. As a result, stockholders should not rely on the estimated value per share as being an accurate measure of the then-current value of our shares of common stock in making an investment decision as to whether to tender shares for redemption. The estimated value per share is inherently imprecise and may not reflect the price that a third party might offer in an arm’s-length transaction to purchase all or substantially all of the shares of our common stock. The estimated value per share is not a representation, warranty, or guarantee that we or our stockholders, upon liquidation, will actually realize the estimated value per share. At any time we are engaged in a Primary Offering, the per share redemption price will never be greater than the then-current per share offering price of shares of our common stock sold in a Primary Offering. The price at which we will redeem shares of our common stock pursuant to the Program may vary over time.

In the event that a stockholder seeks to redeem all of his or her shares of our common stock, those shares of our common stock purchased pursuant to the DRIP Plan may be excluded from the foregoing one-year holding period requirement, in the discretion of the board of directors. If a stockholder has made more than one purchase of our common stock (other than through the DRIP Plan), the one-year holding period will be calculated separately with respect to each such purchase. In addition, for purposes of the one-year holding period, holders of OP Units who exchange their OP Units for shares of our common stock shall be deemed to have owned their shares as of the date they were issued their OP Units. Neither the one-year holding period nor the Redemption Caps (as defined below) will apply in the event of the death of a stockholder. The board of directors reserves the right in its sole discretion at any time and from time to time to (a) waive the one-year holding period and either of the Redemption Caps in the event of the disability (as such term is defined in Section 72(m)(7) of the Code) of a stockholder, (b) reject any request for redemption for any reason, or (c) reduce the number of shares of our common stock allowed to be redeemed under the Program. Furthermore, any shares redeemed in excess of the Quarterly Redemption Cap (as defined below) as a result of the death or disability of a stockholder will be included in calculating the following quarter’s redemption limitations. A stockholder’s request for redemption in reliance on any of the waivers that may be granted in the event of the death or disability of a stockholder must be submitted within 18 months of the death of the stockholder or the initial determination of the stockholder’s disability.

We are not obligated to redeem shares of our common stock under the Program. We presently intend to limit the number of shares to be redeemed during any calendar quarter to the lesser of (i) one-quarter of five percent of the number of shares of common stock outstanding as of the date that is twelve-months prior to the end of the current quarter, and (ii) the aggregate number of shares sold pursuant to our DRIP Plan in the immediately preceding quarter, which amount may be less than the Aggregate Redemption Cap (as defined below). The lesser of the preceding limitations is referred to herein as the “Quarterly Redemption Cap.” Our board of directors retains the right, but is not obligated to, redeem additional shares if, in its sole discretion, it determines that it is in our best interest to do so, provided that we will not redeem during any consecutive twelve month period more than five percent of the number of shares of common stock outstanding at the beginning of such twelve-month period (referred to herein as the “Aggregate Redemption Cap”), unless permitted to do so by applicable regulatory authorities. Although we presently intend to redeem shares pursuant to the above-referenced methodology, to the extent that the aggregate proceeds received from the sale of shares pursuant to our DRIP Plan in any quarter are not sufficient to fund redemption requests, our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock, up to the Aggregate Redemption Cap. Such sources of funds could include cash on hand, cash available from borrowings, cash from liquidations of debt related investments, and cash from the sale of our shares pursuant to our DRIP Plan in other quarters, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, debt repayment, purchases of real property, debt related investments or redemptions of OP Units. Our board of directors has no obligation to use other sources of funds to redeem shares of our common stock under any circumstances. The board of directors may, but is not obligated to, increase the Aggregate Redemption Cap but will only do so in reliance on an applicable no-action letter issued or other guidance provided by SEC staff that would not object to such an increase. There can be no assurance that the board of directors will increase either of the Redemption Caps at any time, nor can there be assurance that the board of directors will be able to obtain, if necessary, a no-action letter from SEC staff. In any event, the number of shares of our common stock that we may redeem will be limited by the funds available from purchases pursuant to our DRIP Plan, cash on hand, cash available from borrowings and cash from liquidations of debt related investments as of the end of the applicable quarter.

The board of directors may, in its sole discretion, amend, suspend, or terminate the Program at any time if it determines that the funds available to fund the Program are needed for other business or operational purposes or that amendment, suspension or termination of the share redemption program is in the best interest of our stockholders. Any amendment, suspension or termination of the share redemption program will not affect the rights of holders of OP Units to cause us to redeem their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both pursuant to the Operating Partnership Agreement. If the board of directors decides to materially amend, suspend or terminate the share redemption program, we will provide stockholders with no less than 30 days prior written notice. Therefore, stockholders may not have the opportunity to make a redemption request prior to any potential suspension, amendment, or termination of our share redemption program.

We intend to redeem shares of our common stock quarterly under the program. All requests for redemption must be made in writing and received by us at least 15 days prior to the end of the applicable quarter (the “Applicable Quarter End”).

Stockholders may also withdraw their redemption request in whole or in part by submitting a request in writing that is received by us at any time up to the later of (a) three business days prior to the Applicable Quarter End, or (b) five business days after the Applicable Quarter End if we disclose a new estimated value per share within the 5-business day period prior to the Applicable Quarter End.

In connection with our quarterly redemptions, our affiliated stockholders will defer their redemption requests until all redemption requests by unaffiliated stockholders have been met. However, we cannot guarantee that the funds set aside for the share redemption program will be sufficient to accommodate all requests made in any quarter. In the event that we do not have sufficient funds available to redeem all of the shares of our common stock for which redemption requests have been submitted in any quarter or the total amount of shares requested for redemption exceed the Quarterly Redemption Cap, we plan to redeem the shares of our common stock on a pro rata basis. In addition, we will redeem shares of our common stock in full that are presented for redemption in connection with the death and, if approved by the board of directors in its sole discretion, disability of a stockholder, regardless of whether we redeem all other shares on a pro rata basis. Moreover, such determinations regarding our share redemption program will not affect any determinations that may be made by the board of directors regarding requests by holders of OP Units for redemption of their OP Units pursuant to the Operating Partnership Agreement.

We will determine whether to approve redemption requests no later than 30 days following the Applicable Quarter End, which we refer to as the “Redemption Determination Date.” No later than three business days following the Redemption Determination Date, we will pay the redemption price in cash for shares approved for redemption and/or, as necessary, will notify each stockholder in writing if the stockholder’s redemption request was not honored in whole or in part. The redemption request of a stockholder that is not honored in whole or in part will be deemed automatically withdrawn for such shares for which redemption was not approved, and any such stockholder may resubmit a request in a subsequent quarter. We will not retain redemption requests that are not honored in any particular quarter. The redemption request for such shares of our common stock will be deemed void and will not affect the rights of the holder of such shares of our common stock, including the right to receive distributions thereon. If a pro rata redemption would result in a stockholder owning less than the minimum purchase amount required under state law, we will redeem all of such stockholder’s shares of our common stock, unless the stockholder’s holdings are the result of a prior partial transfer.

Shares of our common stock approved for redemption on the Redemption Determination Date will be redeemed by us under the share redemption program effective as of the Applicable Quarter End and will return to the status of authorized but unissued shares of common stock. We will not resell such shares of common stock to the public unless they are first registered with the Commission under the Securities Act and under appropriate state securities laws or otherwise sold in compliance with such laws.

During the first, second, third and fourth quarters of 2010, we received requests to redeem approximately 7.7 million, 9.2 million, 11.7 million and 15.1 million shares of common stock, respectively, which exceeded our first, second, third and fourth quarter 2010 Redemption Caps of approximately 1.1 million, 1.1 million, 1.0 million and 1.1 million shares of common stock, respectively. Based on application of the Redemption Caps, we redeemed, on a pro rata basis, approximately 14%, 12%, 8% and 7%, respectively, of the shares each stockholder requested to be redeemed for the first, second, third and fourth quarters of 2010, respectively.

In aggregate, for the year ended December 31, 2010, we redeemed approximately 5.6 million shares of common stock pursuant to the Program for approximately $53.9 million, as described further in the table below. We used proceeds from the DRIP Plan and borrowings to fund these redemptions.

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Pro-rata Percentage of Redemption Requests Redeemed by Us	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (2)
January 1 - January 31, 2010	-	$-	-	-	-
February 1 - February 28, 2010	-	-	-	-	-
March 1 - March 31, 2010	1,346,952	9.50	14%	1,346,952	-
April 1 - April 30, 2010	-	-	-	-	-
May 1 - May 31, 2010	-	-	-	-	-
June 1 - June 30, 2010	1,479,591	9.53	12%	1,479,591	-
July 1 - July 31, 2010	-	-	-	-	-
August 1 - August 31, 2010	-	-	-	-	-
September 1 - September 30, 2010	1,311,522	9.54	8%	1,311,522	-
October 1 - October 31, 2010	-	-	-	-	-
November 1 - November 30, 2010	-	-	-	-	-
December 1 - December 31, 2010	1,509,459	9.57	7%	1,509,459	-

Total	5,647,524	$9.54	10%	5,647,524	758,312

(1)	Total shares redeemed includes redemptions of 100% of qualified accounts for death or disability, which are not subject to the Aggregate Redemption Cap.

(2)	This represents the number of shares that could be redeemed for the three months ended March 31, 2011 without exceeding our limitations discussed above.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data relating to our historical financial condition and results of operations for each of the five years ended December 31, 2010. The financial data in the table is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The amounts in the table are in thousands except per share and footnote information.

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
Operating Data:
Total revenue	$225,260	$150,364	$123,580	$79,375	$5,623
Total operating expenses, excluding acquisition-related expenses	(170,148)	(112,601)	(97,715)	(62,639)	(5,804)
Acquisition-related expenses net of other gains	(18,185)	(4,936)	-	-	-
Equity in earnings of unconsolidated joint venture	941	2,210	586	-	-
Interest and other income	4,101	10,969	29,318	27,618	2,140
Interest expense	(78,946)	(55,252)	(44,874)	(33,600)	(2,076)
Loss on derivatives	(245)	(7,998)	(11,673)	(557)	-
(Loss) gain on extinguishment of debt	(5,094)	-	9,309	-	-
Gain on disposition of securities	39,870	-	-	-	-
Other-than-temporary impairment on securities	(5,387)	(13,141)	(192,724)	-	-
Provision for loss on debt related investments	(1,278)	(17,339)	-	-	-
Impairment of real estate property	(3,900)	-	-	-	-

Net (loss) income	(13,011)	(47,724)	(184,193)	10,197	(117)
Discontinued operations	(9,396)	643	461	-	-
Net loss attributable to noncontrolling interests	1,705	2,296	7,346	868	65

Net (loss) income attributable to common stockholders	$(20,702)	$(44,785)	$(176,386)	$11,065	$(52)

Common Stock Distributions:
Common stock distributions declared	$110,430	$104,366	$84,023	$51,175	$4,090
Common stock distributions declared per share	$0.60	$0.60	$0.60	$0.60	$0.42

Per Share Data:
Net (loss) income per basic and diluted common share:
Continuing operations	$(0.06)	$(0.26)	$(1.26)	$0.13	$(0.01)
Discontinued operations	$(0.05)	$0.00	$0.00	$-	$-

Other Information:
Weighted average number of common shares outstanding:
Basic	184,215	174,006	140,106	85,473	7,087
Diluted	193,773	181,109	144,533	85,493	7,107

Balance Sheet Data:
Total assets	$2,999,207	$2,362,991	$2,123,578	$1,811,784	$452,971
Total debt obligations	$1,592,780	$840,966	$734,880	$698,983	$95,369
Total liabilities	$1,842,233	$1,090,405	$963,712	$891,969	$159,177

Cash Flow Data:
Net cash provided by operating activities	$50,200	$51,221	$60,266	$31,772	$2,694
Net cash used in investing activities	$(1,297,007)	$(245,114)	$(127,254)	$(1,165,338)	$(320,426)
Net cash provided by financing activities	$815,580	$168,466	$315,567	$1,357,883	$385,047

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of our Annual Report on Form 10-K provides an overview of what management believes to be the key elements for understanding (i) our company and how we manage our business, (ii) how we measure our performance and our operating results, (iii) our liquidity and capital resources, and (iv) the financial statements that follow in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The following discussion and analysis should be read together with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” above for a description of these risks and uncertainties.

Overview

Dividend Capital Total Realty Trust Inc. is a Maryland corporation formed on April 11, 2005 to invest in a diverse portfolio of real property and real estate related investments. As used herein, “the Company,” “we,” “our” and “us” refer to Dividend Capital Total Realty Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires.

We believe we have operated in such a manner to qualify as a real estate investment trust (“REIT”) for federal income tax purposes, commencing with the taxable year ended December 31, 2006, when we first elected REIT status. We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through our operating partnership, Dividend Capital Total Realty Operating Partnership, L.P. (our “Operating Partnership”). Furthermore, our Operating Partnership wholly owns a taxable REIT subsidiary, DCTRT Leasing Corp. (the “TRS”), through which we execute certain business transactions that might otherwise have an adverse impact on our status as a REIT if such business transactions were to occur directly or indirectly through our Operating Partnership. We are an externally managed REIT and have no employees. Our day-to-day activities are managed by Dividend Capital Total Advisors LLC (our “Advisor”), an affiliate, under the terms and conditions of an advisory agreement (the “Advisory Agreement”).

The primary source of our revenue and earnings is comprised of rent received from customers under long-term operating leases at our properties, including reimbursements from customers for certain operating costs, and interest payments from our debt related investments. Our primary expenses include rental expenses, depreciation and amortization expenses, general and administrative expenses, asset management fees and interest expense.

The cornerstone of our investment strategy is to provide investors seeking a general real estate allocation with a broadly diversified portfolio of assets. Our current investments include:

(1)	Direct investments in real properties, consisting of office, industrial, and retail, located in North America; and

(2)	Certain debt related investments, including originating and participating in whole mortgage loans secured by commercial real estate, B-notes, mezzanine debt and other related investments.

In prior years, we had targeted and purchased real estate securities, including CMBS and CRE-CDO securities and preferred equity securities, as part of our investment strategy. We considered these investments in real estate securities to be a reportable operating segment. During 2010, we disposed of all of our preferred equity securities. We continue to hold a portfolio of CMBS and CRE-CDO securities, which had a fair value of approximately $4.0 million as of December 31, 2010. However, we do not presently intend to make any further investment in real estate securities. As such, and based on the fair value of these securities relative to total investments and the decreasing revenues associated with them, we no longer consider our securities to be a reportable operating segment. Accordingly, we have not presented real estate securities as a separate segment for 2010 and we have restated prior years to conform to the current year’s presentation.

As of December 31, 2010, we had total gross investments of approximately $3.1 billion (before accumulated depreciation of approximately $247.6 million), comprised of:

(1)	99 operating properties located in 31 geographic markets in the United States, aggregating approximately 19.1 million net rentable square feet. As of December 31, 2010, our real property portfolio was approximately 94% leased. Our operating real property portfolio includes an aggregate gross investment amount of approximately $2.9 billion and consists of:

•	37 office properties located in 16 geographic markets, aggregating approximately 7.1 million net rentable square feet, with an aggregate gross investment amount of approximately $1.7 billion;

•

31 industrial properties located in 17 geographic markets, aggregating approximately 9.0 million net rentable square feet, with an aggregate gross investment amount of approximately $487.4 million; and

•	31 retail properties located in 7 geographic markets, aggregating approximately 3.0 million net rentable square feet, with an aggregate gross investment amount of approximately $703.5 million.

(2)	Approximately $217.5 million in net debt related investments, including (i) investments in mortgage notes of approximately $160.6 million, (ii) investments in B-notes of approximately $36.9 million, and (iii) investments in mezzanine debt of approximately $20.0 million.

Consistent with our investment strategy, we have two business segments: (i) real property and (ii) debt related investments. For a discussion of our business segments and the associated revenue and net operating income by segment, see Note 14 to our financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Any future and near-term investment activity is expected to be funded primarily through the use of cash on hand, cash generated from operations, proceeds from the DRIP Plan, proceeds from the sale of existing investments, and the issuance and assumption of debt obligations.

•	Cash on hand — As of December 31, 2010, we had approximately $83.6 million of cash and cash equivalents.

•	Cash generated from operations — During the year ended December 31, 2010, we generated approximately $50.2 million from operations of our real properties and income from debt related investments.

•	Proceeds from the DRIP Plan — During the year ended December 31, 2010, we received approximately $52.6 million in proceeds from the DRIP Plan.

•

Proceeds from sales of existing investments — During the year ended December 31, 2010, we sold 12 properties for total net sales proceeds of $207.0 million (excluding net proceeds from the sale of collateral related to our foreclosed debt investment).

•

The issuance and assumption of debt obligations — During the year ended December 31, 2010, we incurred total debt obligations of approximately $1.1 billion, prior to the repayment of approximately $277.7 million, for net borrowings of approximately $791.9 million.

We believe that our existing cash balance, cash generated from operations, proceeds from our DRIP plan and our ability to sell investments and to issue debt obligations, remains adequate to meet our expected capital obligations for the next twelve months. Maintaining a strong balance sheet remains critical in the current market to position us well to preserve the value of our portfolio and to take advantage of investment opportunities. Currently, we anticipate our 2011 investment activity to be substantially less than our investment activity in 2010. Historically, we have been prudent in the deployment of our capital, resulting in a slower pace of investments. This resulted in us carrying higher cash balances over the past couple of years, which in turn diluted our goal of funding the payment of quarterly distributions to our investors entirely from our operations over time. With the recent investment in the NOIP Portfolio, we have made significant progress towards this goal and we believe that this investment will continue to have a positive impact on our operating results.

Principal Business Risks

In our view, there are several principal near-term business risks we face in achieving our business objectives.

•

The risk that the economy is slow to recover or that a so called “double-dip” recession in the economy occurs, which could have a materially adverse impact on our operations. This could manifest itself through our real property investments as a result of increased tenant bankruptcies and tenant defaults and generally lower demand for rentable space, which could lead to an oversupply of rentable space or increased rent concessions, tenant improvement expenditures or reduced rental rates to maintain occupancies. As a result, our real property portfolio could realize a decrease in cash flow and overall value which in turn could hinder our ability to fulfill our obligations such as debt service payments, operating expenses and distributions to our investors.

The economic environment and credit market conditions over the past couple of years have already impacted the performance and value of our debt related investments and securities portfolio. We have recognized provisions for loan losses and other-than-temporary impairments and reduced cash flow on our debt related investments. If the current economic environment were to worsen, we may see additional impairments and further disruption in cash flow as a result.

•

A further principal business risk is our ability to access additional debt financing on reasonable terms or at all. Over the last few years, the U.S. credit markets have experienced severe dislocations and liquidity disruptions which have caused significant volatility in credit spreads on prospective debt financings and created uncertainties with respect to the valuation of assets. While we believe our near term debt maturities to be manageable, should the value of our portfolio decline significantly over the medium to longer term (possibly as a result of a prolonged economic recovery or a double-dip recession), it would be difficult to find debt financing on terms similar to our existing financing or at all, which may adversely affect returns on our investments and ultimately cash available to distribute to investors.

•

The magnitude of the NOIP Portfolio acquisition comes with significant risks that include, but are not limited to, the financing we obtained to close the transaction, integration of the operations and significantly decreased levels of liquidity. This portfolio practically doubles the size our real property portfolio and the financing we obtained, in limited cases, involved recourse to our Operating Partnership. We have sold, and intend to continue to sell, certain assets within this portfolio, and have used, and will continue to use, the proceeds to pay down debt. However, disposing of a significant amount of real property assets can be difficult and we may not be able to fully execute our disposition strategy. See “Risk Factors” under Item 1A of this Annual Report on Form 10-K for a more detailed discussion of the risks associated with the acquisition of the NOIP Portfolio.

•

Another principal near-term business risk is our ability to continue to identify additional real property and debt related investments on a timely basis to maintain portfolio diversification across multiple dimensions and to provide consistent quarterly distributions to our stockholders that, in the future, we intend to be funded entirely by our operations. The number and type of real properties we may acquire and debt related investments we may invest in will depend upon real estate market conditions, conditions in the capital markets and other circumstances existing at the time of acquisition. If we are unable to deploy additional capital into investments that meet our investment criteria, there could be a dilutive effect on our results from operations as a result of lower potential returns on investments in real properties and debt investments.

Current Business Environment

During 2010, gross domestic product (“GDP”) grew at an annualized rate of about 2% through the summer and ended the year with 3% growth in the fourth quarter. As a result of forecasts for 2011 predicting GDP growth between 4% – 5%, the likelihood of a so-called “double-dip” recession appears to have subsided. Corporate profit growth has risen, and productivity and consumer spending continues to grow at pre-recession rates. While the sentiment is generally good about the overall economic outlook, unemployment still remains high and inflation concerns still loom translating into a cautiously optimistic attitude towards the economy.

Throughout 2010, the real estate industry was the beneficiary of lower interest rates and pent up demand for yield which has driven down capitalization rates and pushed real estate values up for higher quality, well leased real estate located in primary and secondary markets. This was promoted by credit markets returning to some level of normalcy as further evidenced by a return of the CMBS market (albeit at levels far below pre-crisis levels). As for real estate fundamentals, the lack of development over the past several years and the improvement in the overall economy have begun to have a noticeable impact as demand began to increase in 2010 for most asset classes. According to national statistics, vacancy rates decreased in 2010 for all asset classes including office, retail and industrial, and all three products types are expected to have a continued decrease in vacancy rates and a modest increase in rental rates in 2011. Most industry experts agree that real estate fundamentals have stabilized and are showing signs of improvement and, while we generally agree with that opinion, we understand that the recovery of real estate fundamentals will be unique to each market and each product type. Consequently, we believe that having exposure to a diverse portfolio both in terms of product types and geography will provide for a more stable recovery over time.

Significant Transactions During the Year Ended December 31, 2010

Investment Activity

NOIP Portfolio

On June 25, 2010, through various wholly-owned subsidiaries, we completed the acquisition of the NOIP Portfolio, or interests therein, from several subsidiaries of iStar Financial Inc. The aggregate purchase price of the NOIP Portfolio was approximately $1.35 billion, adjusted for closing costs and customary prorations of taxes, operating expenses, leasing costs and other items. The NOIP Portfolio comprised a diversified portfolio of 32 office and industrial properties located in 16 markets within the United States aggregating approximately 11.3 million net rentable square feet. Included in this portfolio were 21 office properties located in 10 markets aggregating approximately 4.6 million net rentable square feet and 11 industrial properties located in nine markets aggregating 6.7 million net rentable square feet. At the time of the acquisition, the properties included in the NOIP Portfolio were approximately 99% leased, primarily by large corporate tenants subject to triple net leases with a weighted average lease term, based on base rent, of approximately 7.6 years. As of December 31, 2010, approximately 58% of the net operating income from the portfolio will be derived from tenants with an investment grade public credit rating and approximately 90% of the portfolio’s net operating income was derived from tenants that are publicly traded. Based on the purchase price and our estimate of year-one cash net operating income, the NOIP Portfolio was acquired at a capitalization rate of approximately 8.1%.

We believe that the acquisition of the NOIP Portfolio provided us with the opportunity to deploy our capital into high-quality real properties leased to creditworthy tenants in premier locations throughout the United States. The NOIP Portfolio is substantially larger than any of our previous acquisitions and nearly doubled the value and size of our investments in real property. As such, this acquisition has impacted and will continue to significantly impact our results of operations and has impacted the composition and profile of our existing investments by significantly increasing the percentage of our investments in real properties compared to our debt related investments, and the composition of our real property portfolio sectors. Through the NOIP Portfolio acquisition, after the disposition of certain properties included in the portfolio, we entered seven new geographic markets (Northern New Jersey; Los Angeles, California; East Bay, California; Miami, Florida; Houston, Texas; Central Kentucky; and Cleveland, Ohio) and significantly increased our diversity of tenant and industry concentrations. Additionally, the existing lease terms included in the NOIP Portfolio significantly decreased our lease expirations as a percentage of our portfolio over the next five years, and improved our future minimum rent schedules. For additional detail regarding this investment activity, please see Note 3 to our financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Real Estate Dispositions

On August 13, 2010, we completed the sale of a portfolio of six industrial real estate properties comprising approximately 4.7 million net rentable square feet, all of which were leased on a triple-net basis to one tenant, Goodyear Tire & Rubber (the “Goodyear Portfolio”), to an unaffiliated third party, for $172.5 million. We received net proceeds from the disposition of the Goodyear Portfolio of approximately $169.1 million, which were used to repay approximately $165.7 million of the outstanding principal balance of the National Office and Industrial Portfolio Floating Rate Loan (the “NOIP Floating Rate Loan”) and approximately $3.4 million of the outstanding principal balance of the mezzanine loans related to the NOIP Portfolio. For additional detail regarding these borrowings, please see Note 5 to our financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

On October 28, 2010, we sold an office property acquired with the NOIP Portfolio aggregating approximately 180,000 net rentable square feet, which was leased on a triple-net basis to one tenant, to an unaffiliated third party for approximately $24.1 million. We received net proceeds from the disposition of approximately $23.5 million, which were used to repay approximately $14.1 million of the outstanding principal balance of the NOIP Floating Rate Loan. After the payoff of the mortgage note, we received cash proceeds of approximately $9.3 million.

On December 2, 2010, we sold an office property located in the Silicon Valley, California market that we acquired with the NOIP Portfolio, to an unaffiliated third party for approximately $18.3 million. The property aggregated approximately 286,000 net rentable square feet. We financed approximately 90% of the purchase price of the property with a carryback loan and have classified the related mortgage note receivable as a debt related investment in our accompanying balance sheets. See Note 4 to our financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional discussion of the resulting debt related investment. We received net proceeds from the disposition of approximately $1.8 million from the buyer, which were used to partially repay approximately $16.8 million of the outstanding principal balance of the NOIP Floating Rate Loan. We recognized an impairment loss on the sale of approximately $4.4 million. We may participate in residual profits realized by the buyer related to the buyer’s possible disposition of the property. Such profit participation would base upon the net proceeds that the buyer would realize in excess of the price at which we sold the property to the buyer. Any such profit participation is not guaranteed by the buyer and we cannot assert any degree of certainty that the buyer will execute a sale of the property for a profit or at all.

During the year ended December 31, 2010, we completed the sale of four retail properties, comprising an aggregate of approximately 31,000 net rentable square feet, all of which were leased to one tenant, for approximately $13.2 million. We received net proceeds from the disposition of approximately $12.6 million, which were used to repay approximately $6.4 million of the outstanding mortgage note balances secured by the properties. After the payoff of the mortgage note, we received cash proceeds of approximately $6.2 million.

Discontinued Operations

During the year ended December 31, 2010, we disposed of (i) 12 operating properties from our portfolio and (ii) one office property that we had previously held an interest in as a mezzanine lender. The operating results of these properties during our period of ownership have been classified in the accompanying financial statements as discontinued operations for all periods presented.

Debt Related Investments

The following table describes our debt-related investments originated during the year ended December 31, 2010 (dollar amounts in thousands).

Investment	Market	Investment Type	Collateral Type	Date of Investment	Loan Amount	Interest Rate (1)	Maturity
Dulles Creek	Washington DC	Mortgage note	Office	4/8/10	$13,200	7.1%	4/8/2013
Bamboo Commerce Center	Honolulu, HI	Mortgage note	Industrial	10/12/10	17,000	7.5%	10/8/2014
Rue Ferrari	Silicon Valley, CA	Mortgage note	Office	12/2/10	16,470	9.0%	12/2/2015
Chelsea Doubletree Hotel	New York, NY	Mortgage note	Hospitality	12/31/10	43,500	6.0%	1/8/2014

Total 2010 debt investments					$90,170	7.0%

(1)	The stated interest rate for floating rate borrowings is based upon the applicable LIBOR rate as of December 31, 2010.

Liberty Avenue Debt Investment Repayment

During the year ended December 31, 2010, we received full repayment of an indirect interest in a debt investment, which was structured as a redeemable preferred equity investment (the “Liberty Avenue Debt Investment”). The repayment of the Liberty Avenue Debt Investment resulted in a net decrease in our investment in unconsolidated joint venture for the year ended December 31, 2010 of approximately $17.4 million. The repayment of the Liberty Avenue Debt Investment comprised a principal repayment of $17.0 million plus an exit fee of approximately $170,000 and the payment of accrued interest of approximately $242,000. This investment was included on our balance sheet as an investment in an unconsolidated joint venture as of December 31, 2009.

Disposition of Preferred Equity Securities

During the year ended December 31, 2010, we received proceeds of approximately $72.9 million on the disposition of certain preferred equity securities positions. After other-than-temporary impairment charges of $69.7 million, the adjusted basis of the securities sold during the year was approximately $33.0 million, resulting in net gains from the disposition of these preferred equity securities of approximately $39.9 million. Before other-than-temporary impairment charges, the amount invested in the securities sold during the year was approximately $102.7 million, resulting in an estimated economic loss of approximately $29.8 million. As of December 31, 2009, these securities were recorded on our balance sheet at their fair value of approximately $63.9 million.

Financing Activity

During the year ended December 31, 2010, we incurred borrowings of approximately $1.1 billion, which were related to debt issued to finance the NOIP Portfolio acquisition and previously unencumbered real properties. We also entered into a master repurchase facility that provides us with borrowings collateralized by certain of our debt investments. The following table is a summary of the borrowings we incurred during the year ended December 31, 2010, including subsequent repayments of amounts borrowed (dollar amounts in thousands). For additional detail, please see Note 5 to our financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Borrowing	Loan Amount	Payoffs and Paydowns	Loan Balance	Stated Interest Rate (1)
Senior mortgage fixed rate loans	$345,000	$(2,312)	$342,688	5.40%
Senior mortgage floating rate loans	518,995	(196,617)	322,378	4.44%
Mezzanine loans	105,595	(78,760)	26,835	5.46%
Master repurchase facility	100,044	(54)	99,990	3.47%

Total/weighted average	$1,069,634	$(277,743)	$791,891	4.78%

(1)	The stated interest rate for floating rate borrowings is based upon the applicable LIBOR rate as of December 31, 2010.

How We Measure Our Performance

Funds From Operations

FFO Definition (“FFO”)

We believe that FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), is a meaningful supplemental measure of our operating performance because historical cost accounting for real estate assets in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expense. However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that consists of net income (loss), calculated in accordance with GAAP, plus real estate-related depreciation and amortization, less gains (or losses) from dispositions of real estate held for investment purposes.

Company-Defined FFO

As part of its guidance concerning FFO, NAREIT has stated that the “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” As a result, modifications to FFO are common among REITs as companies seek to provide financial measures that meaningfully reflect the specific characteristics of their businesses. We believe that investors and other stakeholders who review our operating results are best served by providing them with the same performance metrics used by management to gauge operating performance. Therefore, we provide a Company-Defined FFO measure in addition to the NAREIT definition of FFO and other GAAP measures. However, no single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity and results of operations.

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

Gains and losses on real properties — Our investment strategy does not include purchasing and selling real properties for purposes of generating short-term gains. Rather, our strategy is focused on longer term investments while generating current income. As such, management believes any gains or losses generated from the sale or impairment of any of our real properties are non-routine and intermittent and may result in a significant impact to our earnings in the period in which such gains or losses are recorded compared to prior or future periods. Management believes that providing a consistent performance metric based primarily on income generated from the portfolio, absent the affects of gains and losses and impairments, to be a useful metric providing for better comparability and a better indication of future performance.

Gains and losses on real estate securities — Our investment strategy does not include purchasing and selling real estate securities for the purpose of generating short-term gains. Rather, we have focused on longer-term investments for the purposes of realizing current income from such investments. As such, management believes any gains or losses generated from the sale or impairment of our investments in real estate securities are non-routine and intermittent and may result in a significant impact to our earnings in the period in which such gains or losses are recorded compared to prior or future periods. Period to period fluctuations in gains and losses on real estate securities, including other-than-temporary impairments, can be caused by the accounting treatment for factors affecting our investments in real estate securities that may not translate into our longer term investment strategy and therefore may not be indicative of the long-term performance of such investments. Such gains and losses, including other-than-temporary impairments, have a disproportionate impact to our earnings in the period when such gains and losses are realized through our earnings, affecting comparability from period to period.

Gains and loss associated with provision for loss on debt related investments — Currently, our investment strategy does not include purchasing and selling debt related investments for the purpose of generating short-term gains. Rather our investment strategy is to hold our investments for the long-term for the purpose of earning current income. As a result, management believes that any gains or losses generated from the sale or impairment of such debt related investments are non-routine and intermittent and result in a disproportionate impact to our earnings in the period in which such gains or losses are recorded compared to prior or future periods.

Acquisition-related expenses — For GAAP purposes, expenses associated with the acquisition of real property, including acquisition fees paid to our Advisor and gains or losses related to the change in fair value of contingent consideration related to the acquisition of real property, are recorded to earnings. As we have previously disclosed, these types of expenditures are to be funded from out net proceeds received from the sale of our common stock and not from our operations.

Gains and losses on derivatives — Gains and losses on derivatives represent the gains or losses on the fair value of derivative instruments that are not accounted for as hedges of the underlying financing transactions. Such gains and losses may be due to the nonoccurrence of forecasted financings or ineffectiveness due to changes in the expected terms of financing transactions. These types of charges are not unusual or infrequent but management believes that any gains or losses on derivatives are not reflective of our operating performance and can have an inconsistent impact to our operating results derived from our core business operations.

Gains and losses on financing commitments — Gains and losses on financing commitments represent gains or losses incurred as a result of the early retirement of debt obligations and breakage costs and fees incurred related to rate lock agreements with prospective lenders. Such gains and losses may be due to dispositions of assets, the repayment of debt prior to its contractual maturity or the nonoccurrence of forecasted financings. These types of gains and losses are relatively infrequent to us and our management believes that any such gains or losses are not reflective of our operating performance and can have an inconsistent impact to our operating results derived from our core business operations.

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

The following unaudited table presents a reconciliation of FFO and Company-Defined FFO to net income (loss) for the three and twelve months ended December 31, 2010, 2009, and 2008 (amounts in thousands, except per share information).

	For the Three Months Ended, December 31,			For the Year Ended, December 31,
	2010	2009	2008	2010	2009	2008
Reconciliation of net earnings to FFO:
Net loss attributable to common stockholders	$(20,850)	$(19,631)	$(108,255)	$(20,702)	$(44,785)	$(176,386)
Add (deduct) NAREIT-defined adjustments:
Depreciation and amortization expense	32,658	14,210	14,403	96,976	57,638	52,275
Depreciation attributable to discontinued operations	358	47	38	1,659	196	38
Noncontrolling interests’ share of net loss	(1,422)	(921)	(4,622)	(1,705)	(2,296)	(7,346)
Noncontrolling interests’ share of FFO	(1,139)	(285)	3,338	(6,383)	(2,809)	2,836

FFO attributable to common shares-basic	9,605	(6,580)	(95,098)	69,845	7,944	(128,583)
FFO attributable to dilutive OP units	617	(250)	(3,925)	4,149	363	(4,691)

FFO attributable to common shares-diluted	$10,222	$(6,830)	$(99,023)	$73,994	$8,307	$(133,274)

FFO per share-basic and diluted	$0.05	$(0.04)	$(0.60)	$0.38	$0.05	$(0.92)

FFO per share-diluted	$0.05	$(0.04)	$(0.60)	$0.38	$0.05	$(0.92)

Reconciliation of FFO to Company-Defined FFO:
FFO attributable to common shares-basic	9,605	(6,580)	(95,098)	69,845	7,944	(128,583)
Add (deduct) our adjustments:
Losses on real estate property impairment and dispositions	4,157	-	-	14,521	-	-
Gain on disposition of securities	-	-	-	(39,870)	-	-
Other-than-temporary impairment and related amortization on securities	17	1,371	112,737	7,351	16,407	191,791
Provision for loss on debt related investments	12,000	17,339	-	1,278	17,339	-
Acquisition-related expenses (gains)	(895)	2,110	-	18,185	4,936	-
(Gain) loss on derivatives	(69)	1	3,264	245	7,998	11,673
Loss on financing commitments	1,190	-	-	5,094	-	(9,309)
Noncontrolling interests’ share of NAREIT-defined FFO	1,139	285	(3,338)	6,383	2,809	(2,836)
Noncontrolling interest share of Company-Defined FFO	(2,163)	(1,048)	(1,258)	(6,346)	(4,614)	(3,720)

Company-Defined FFO attributable to common shares-basic	24,981	13,478	16,307	76,686	52,819	59,016
Company-Defined FFO attributable to dilutive OP units	1,606	512	671	3,979	2,156	1,865

Company-Defined FFO attributable to common shares-diluted	$26,587	$13,990	$16,978	$80,665	$54,975	$60,881

Company-Defined FFO per share-basic and diluted	$0.14	$0.07	$0.10	$0.42	$0.30	$0.42

Company-Defined FFO per share-diluted	$0.14	$0.07	$0.10	$0.42	$0.30	$0.42

Weighted Average Number of Shares Outstanding
Basic	184,022	184,236	158,076	184,215	174,006	140,106

Diluted	195,850	191,239	164,577	193,773	181,109	144,533

Public Conference Call

We will be hosting a public conference call on Wednesday, April 6, 2011, to review our quarterly financial and operating results for the three months and year ended December 31, 2010. Guy Arnold, our President, and Kirk Scott, our Chief Financial Officer, will present performance data and provide management commentary. The conference call will take place at 4:15 p.m. EDT and can be accessed by dialing 866.318.8614 and referencing “Dividend Capital Passcode 46644598.”

Net Operating Income (“NOI”)

We also use NOI as a supplemental financial performance measure because NOI reflects the specific operating performance of our real properties and debt related investments and excludes certain items that are not considered to be controllable in connection with the management of each property, such as gains on the disposition of securities, other-than-temporary impairment, gains and losses related to provisions for losses on debt related investments, losses on derivatives, acquisition-related expenses, losses on financing commitments, interest income, depreciation and amortization, general and administrative expenses, asset management fees, interest expense and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance as a whole, since it does exclude such items that could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

Our Operating Results

For the years ended December 31, 2010 and 2009, we had a net loss attributable to common stockholders of $20.7 million and $44.8 million, respectively. The results of our operations for the year ended December 31, 2010 were substantially different from our results for the same period in 2009, primarily as a result of (i) increased net operating income from our acquisition of the NOIP Portfolio and the origination of four additional debt investments and (ii) the gain on the sale of our portfolio of preferred equity securities, partially offset by (i) the provision for loan losses partially offset by the reversal of certain amounts recorded in the prior year, and (ii) other-than-temporary impairment of our CMBS and CRE-CDO securities.

For the years ended December 31, 2009 and 2008, we had a net loss attributable to common stockholders of $44.8 million and $176.4 million, respectively. The results of our operations for the year ended December 31, 2009 were substantially different from our results for the same period in 2008, primarily as a result of increased investing and financing activities and as a result of significantly reduced other-than-temporary impairment charges related to our investments in real estate securities.

The following series of tables and discussions describe in more detail our results of operations, including those items specifically mentioned above, for the year ended December 31, 2010 compared to the year ended December 31, 2009 and for the year ended December 31, 2009 compared to the year ended December 31, 2008.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

The following table illustrates the changes in rental revenues, rental expenses, net operating income, other income and other expenses for the year ended December 31, 2010 compared to the year ended December 31, 2009. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods, other than those included in discontinued operations. The same store portfolio includes 70 properties acquired prior to January 1, 2009 and owned through December 31, 2010, comprising approximately 12.1 million square feet. A discussion of these changes follows the table (dollar amounts in thousands).

	For the Twelve Months Ended December 31,
	2010	2009	$ Change
Revenues
Base rental revenue-same store (1)	$94,494	$95,741	$(1,247)
Other rental revenue-same store	28,429	31,862	(3,433)

Total rental revenue-same store	122,923	127,603	(4,680)
Rental revenue-2010/2009 acquisitions	87,376	12,749	74,627

Total rental revenue	210,299	140,352	69,947
Debt related income (2)	15,902	12,222	3,680

Total revenues	226,201	152,574	73,627
Rental Expenses
Same store	32,044	33,708	(1,664)
2010/2009 acquisitions	16,544	3,271	13,273

Total rental expenses	48,588	36,979	11,609
Net Operating Income
Real property—same store	90,879	93,895	(3,016)
Real property—2010/2009 acquisitions	70,832	9,478	61,354
Debt related income	15,902	12,222	3,680

Total net operating income (3)	177,613	115,595	62,018
Other Operating Expenses
Depreciation and amortization expense	96,976	57,638	39,338
General and administrative expenses	5,639	5,045	594
Asset management fees, related party	18,945	12,939	6,006
Acquisition-related expenses and other gains (losses)	18,185	4,936	13,249

Total other operating expenses	139,745	80,558	59,187
Other Income (Expenses)
Interest and other income	4,101	10,969	(6,868)
Interest expense	(78,946)	(55,252)	(23,694)
Loss on derivatives	(245)	(7,998)	7,753
Loss on financing commitments	(5,094)	-	(5,094)
Gain on disposition of securities	39,870	-	39,870
Other-than-temporary impairment on securities	(5,387)	(13,141)	7,754
Provision for loss on debt related investments	(1,278)	(17,339)	16,061
Impairment of real estate property	(3,900)	-	(3,900)

Total other income (expenses)	(50,879)	(82,761)	31,882
Discontinued Operations	(9,396)	643	(10,039)
Net Loss	$(22,407)	$(47,081)	$24,674

(1)	Base rental revenue represents contractual base rental revenue earned by us from our tenants and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above-market intangible lease assets or the amortization of below-market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as expense recovery revenue are included in the line item, referred to as “other rental revenue.”
(2)	Includes equity-in-earnings from an unconsolidated joint venture of approximately $941,000 and $2.2 million for the years ended December 31, 2010 and 2009, respectively.
(3)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “Net Operating Income” included above in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”

Rental Revenue

The increase in rental revenue is primarily attributable to our acquisition and continued ownership of 25 additional operating real properties subsequent to December 31, 2008, partially offset by the disposition of 12 properties during 2010. Leased square footage of our operating portfolio was approximately 94.0% as of December 31, 2010, compared to approximately 93.1% as of December 31, 2009.

Same store base rental revenues decreased slightly for the year ended December 31, 2010 compared to the same period in 2009. This decrease was primarily due to decreased leased square footage in the same store portfolio of assets, partially offset by scheduled rent increases and the expiration of certain rent abatement terms during the year ended December 31, 2010. As of December 31, 2010 and 2009, leased square footage of our same store portfolio was approximately 91.2% and 93.2%, respectively.

Same store other rental revenue decreased for the year ended December 31, 2010 compared to the same period in 2009. This decrease was attributable to lower tenant recovery income, which was the result of lower percent leased square footage and lower recoverable expenses, and straight-line rent adjustments that increased revenue during the year ended December 31, 2009 caused by significant rent abatements, which did not recur during the same period in 2010.

Debt Related Income

Debt related income increased for the year ended December 31, 2010, compared to the same period in 2009. The increase was primarily attributable to our investment of $160.6 million in debt related investments subsequent to December 31, 2008. This was partially offset by a disruption in interest payment from one of our mezzanine debt investments and the repayment of our preferred equity debt related investment of approximately $17.4 million, which was accounted for as an investment in unconsolidated joint venture.

Rental Expenses

Rental expenses increased for the year ended December 31, 2010, compared to the same period in 2009. This increase is primarily attributable to our acquisition and continued ownership of 25 additional operating real properties subsequent to December 31, 2008.

Same store rental expenses decreased due primarily to a decrease in property tax expense, repair and maintenance expense, insurance expense and property management fees. These declines were primarily the result of lower occupancy, cost reduction measures and a larger property portfolio, which reduces insurance premiums for each property. Lower property tax expense resulted from lower assessed valuations applied by local taxing authorities in determining our property tax liabilities.

Other Operating Expenses

Depreciation and Amortization Expense: Depreciation and amortization expense increased for the year ended December 31, 2010, compared to the same period in 2009. This increase is primarily attributable to our acquisition and continued ownership of 25 additional operating real properties subsequent to December 31, 2008.

General and Administrative Expenses: General and administrative expenses increased for the year ended December 31, 2010, compared to the same period in 2009. This increase is primarily attributable to increases in accounting and legal fees and other general overhead expenses, primarily related to the growth of the portfolio.

Asset Management Fees, Related Party: Asset management fees paid to our Advisor increased for the year ended December 31, 2010, compared to the same period in 2009. This increase resulted from our investment activity subsequent to December 31, 2008, including our acquisition of the NOIP Portfolio, five other real property acquisitions during 2009, and the origination of six new debt investments.

Acquisition-Related Expenses: Acquisition related expenses, including fees paid to our Advisor, increased for the year ended December 31, 2010, compared to the same period in 2009. This expense was comprised of acquisition fees paid to our Advisor of approximately $13.5 million and legal, closing, transfer taxes and other due diligence costs of approximately $4.7 million, primarily attributable to our acquisition of the NOIP Portfolio during the three months ended June 30, 2010.

Other Income (Expenses)

Interest and Other Income: Interest and other income decreased for the year ended December 31, 2010, compared to the same period in 2009. This decrease is primarily attributable to the sale of our preferred equity securities portfolio and continued deterioration in the performance of our CMBS and CRE-CDO securities portfolio, as well as our significantly reduced average cash balance during the year due to the acquisition of the NOIP Portfolio, as well as lower average yields on our floating-rate interest-bearing bank accounts and money market mutual fund investments.

Interest Expense: Interest expense increased for the year ended December 31, 2010, compared to the same period in 2009. This increase resulted primarily from additional mortgage note and other financings we assumed or incurred subsequent to December 31, 2008, partially offset by the effects of repayments of certain of these obligations. Our total borrowings, including financing obligations, increased by 73% to approximately $1.6 billion in 2010 from approximately $950.1 million in 2009, principally due to financing incurred in connection with our investment activities. The following table further describes our interest expense by debt obligation, including amortization of loan cost, amortization related to our derivatives, and amortization of discounts and premiums, for the years ended December 31, 2010 and 2009 (amounts in thousands).

	For the Year Ended December 31,
	2010	2009
Debt Obligation
Mortgage notes	$72,061	$48,821
Financing obligations	5,435	6,189
Other secured borrowings	1,450	242

Total interest expense	$78,946	$55,252

Loss on Derivatives: During the year ended December 31, 2009, we determined that it was no longer probable that previously forecasted incurrences of fixed-rate debt associated with certain of our forward starting swaps would be incurred within the timeframe specified in the corresponding hedge designation memorandum. As a result of the discontinuances of these cash flow hedges, we recognized losses on derivatives of approximately $9.6 million for the year ended December 31, 2009. We recognized no loss on derivatives from discontinuances of cash flow hedges in 2010. In addition, during the year ended December 31, 2009, we recognized a net gain of approximately $1.6 million due to a change in forecasted dates of debt incurrences. During 2010, we recognized approximately $245,000 in losses on derivatives, primarily related to the change in fair value of derivatives that are not designated as hedges.

Sale of Preferred Equity Securities: During the year ended December 31, 2010, we received proceeds of approximately $72.9 million from the disposition of certain preferred equity securities positions. After other-than-temporary impairment charges of $69.7 million, the adjusted basis of the securities sold during the year was approximately $33.0 million, resulting in net gains from the disposition of these preferred equity securities of approximately $39.9 million. Before other-than-temporary impairment charges, the amount invested in the securities sold during the year ended December 31, 2010 was approximately $102.7 million, resulting in an estimated economic loss of approximately $29.8 million. We did not dispose of any securities during the year ended December 31, 2009.

Net Other-than-Temporary Impairment on Securities: Net other-than-temporary impairment on securities decreased for the year ended December 31, 2010, as compared to the same period in 2009. During the years ended December 31, 2010 and 2009, we recorded net other-than-temporary impairment charges of approximately $5.4 million and $13.1 million, respectively, related to our CMBS and CRE-CDO securities. See Note 2 to our financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further discussion of these charges.

Provision for Loss on Debt Related Investments: During the year ended December 31, 2010, we recorded a provision for loss on debt related investments related to two debt investments, partially offset by the partial reversal of the provision for loan loss that was recorded during the year ended December 31, 2009. During the year ended December 31, 2009, we recorded a complete provision for loan loss on one of our debt related investments, which was subsequently partially reversed. See Note 3 and Note 4 to our financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further discussion of this provision loss reversal.

Impairment on Real Estate Property: During the year ended December 31, 2010, we recognized an impairment charge of $3.9 million to adjust the carrying value of one of our office properties to our estimate of fair value as of December 31, 2010. See Note 3 to our financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further discussion of this charge.

Loss on Financing Commitments: During the year ended December 31, 2010, losses on financing commitments included (i) a loss of approximately $3.9 million principally related to a borrowing commitment that we terminated resulting in a related termination fee and (ii) a $1.2 million loss recognized related to the portion of unamortized loan costs associated with the partial repayment of certain borrowings. We recorded no loss on financing commitments during the year ended December 31, 2009.

Discontinued Operations

During the year ended December 31, 2010, we sold (i) 12 operating properties from our portfolio, and (ii) one office property that we had previously held an interest in as a mezzanine lender. During 2009, we owned four of the 12 operating properties that we sold in 2010. The other eight operating properties were purchased and sold during the year ended December 31, 2010.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

The following table illustrates the changes in rental revenues, rental expenses, net operating income, other income and other expenses for the year ended December 31, 2009 compared to the year ended December 31, 2008. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. The same store portfolio includes 61 properties acquired prior to January 1, 2008, and owned through December 31, 2010, comprising approximately 10.3 million square feet. A discussion of these changes follows the table (dollar amounts in thousands).

	For the Twelve Months Ended December 31,
	2009	2008	$ Change
Revenues
Base rental revenue—same store (1)	$81,393	$80,535	$858
Other rental revenue—same store	25,672	28,288	(2,616)

Total rental revenue—same store	107,065	108,823	(1,758)
Rental revenue—2009/2008 acquisitions	33,287	5,381	27,906

Total rental revenue	140,352	114,204	26,148
Debt related income (2)	12,222	9,962	2,260

Total revenues	152,574	124,166	28,408
Rental Expenses
Same store	28,365	28,594	(229)
2009/2008 acquisitions	8,614	1,026	7,588

Total rental expenses	36,979	29,620	7,359
Net Operating Income
Real property—same store	78,700	80,127	(1,427)
Real property—2009/2008 acquisitions	24,673	4,457	20,216
Debt related income	12,222	9,962	2,260

Total net operating income (3)	115,595	94,546	21,049
Other Operating Expenses
Depreciation and amortization expense	57,638	52,275	5,363
General and administrative expenses	5,045	4,221	824
Asset management fees, related party	12,939	11,599	1,340
Acquisition-related expenses and other gains (losses)	4,936	—	4,936

Total other operating expenses	80,558	68,095	12,463
Other Income (Expenses)
Interest and other income	10,969	29,318	(18,349)
Interest expense	(55,252)	(44,874)	(10,378)
Gain (loss) on derivatives	(7,998)	(11,673)	3,675
Gain on financing commitments	—	9,309	(9,309)
Other-than-temporary impairment on securities	(13,141)	(192,724)	179,583
Provision for loss on debt related investments	(17,339)	—	(17,339)

Total other income (expenses)	(82,761)	(210,644)	127,883
Discontinued Operations	643	461	182
Net Loss	$(47,081)	$(183,732)	$136,651

1)	Base rental revenue represents contractual base rental revenue earned by us from our tenants and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above-market intangible lease assets or the amortization of below-market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as expense recovery revenue are included in the line item, referred to as “other rental revenue.”

2)	Includes equity-in-earnings from an unconsolidated joint venture of approximately $2.2 million and $586,000 for the years ended December 31, 2009 and 2008, respectively.
3)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “Net Operating Income” included above in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”

Rental Revenue

The increase in rental revenue is primarily attributable to our acquisition and continued ownership of 18 additional operating real properties subsequent to December 31, 2007. Leased square footage of our operating portfolio was approximately 93.1% as of December 31, 2009, compared to approximately 95.3% as of December 31, 2008.

Same store base rental revenues increased for the year ended December 31, 2009 compared to the same period in 2008. This increase was primarily due to scheduled rent increases in 2009 and the expiration of certain rent abatement terms subsequent to December 31, 2008, partially offset by a decline in the leased square footage of our same store portfolio of assets, year over year. As of December 31, 2009 and 2008, leased square footage of our same store portfolio was approximately 93.3% and 94.8%, respectively.

Same store other rental revenue decreased for the year ended December 31, 2009, compared to the same period in 2008. This decrease was primarily driven by straight-line rent adjustments that increased revenue during the year ended December 31, 2008 caused by significant rent abatements, which did not recur during the same period in 2009.

Debt Related Income

Debt related income increased for the year ended December 31, 2009, compared to the same period in 2008. The increase is primarily attributable to our investment of $104.4 million in debt related investments subsequent to December 31, 2007. The increase in debt related income due to investments was partially offset by a general decline in the one-month LIBOR rate during 2009, which impacts interest income on floating-rate debt related investments. Approximately 19.4% and 28.6% of our debt related investments earned interest based on a floating-rate as of December 31, 2009 and 2008, respectively.

Rental Expenses

Rental expenses increased for the year ended December 31, 2009, compared to the same period in 2008. This increase is primarily attributable to our acquisition of 18 additional operating real properties subsequent to December 31, 2007.

Same store rental expenses decreased for the year ended December 31, 2009 as compared to the same period in 2008, due primarily to decreases in insurance expense and repair and maintenance expense. These decreases were partially offset by increases in property taxes and bad debt expenses.

Other Operating Expenses

Depreciation and Amortization Expense : Depreciation and amortization expense increased for the year ended December 31, 2009, compared to the same period in 2008. This increase is primarily attributable to our acquisition and continued ownership of 18 additional operating real properties subsequent to December 31, 2007.

General and Administrative Expenses: General and administrative expenses increased for the year ended December 31, 2009, compared to the same period in 2008. This increase is primarily attributable to growth in stockholders and increases in accounting and legal fees and other general overhead expenses.

Asset Management Fees, Related Party: Asset management fees paid to our Advisor increased for the year ended December 31, 2009 compared to the same period in 2008. This increase resulted from our investment activity subsequent to December 31, 2007, including our acquisition of 18 additional operating real properties and four debt investments.

Acquisition-Related Expenses Net of Other Gains: Beginning on January 1, 2009, we are required to expense costs associated with the acquisition of real property as incurred, including acquisition fees paid to our Advisor. In addition, we are also required to estimate the fair value of contingent consideration related to acquisitions of real property and record either a gain or loss to our statement of operations for changes in our estimate of fair value. During year ended December 31, 2009, we incurred approximately $5.9 million of acquisition-related expenses, which were attributable to our 2009 acquisitions. This expense was comprised of acquisition fees paid to our Advisor of approximately $2.3 million and legal, closing, transfer taxes and other due diligence costs of approximately $3.6 million. We recorded a gain of approximately $1.0 million related to an increase in the estimated fair value of contingent consideration received related to previous real property acquisitions. Prior to January 1, 2009, acquisition-related expenses were capitalized and amortized to depreciation and amortization expense over the related life of the acquired property. In addition, prior to January 1, 2009, changes in the estimated fair value of contingent consideration were not recognized in our statements of operations until the actual consideration was realized. As a result, there were no acquisition-related expenses and other gains (losses) for the same period in 2008.

Other Income (Expenses)

Interest and Other Income: Interest and other income decreased for the year ended December 31, 2009 compared to the same period in 2008. Interest and other income is primarily comprised of (i) income from our real estate securities portfolio and (ii) income earned from our temporary investments in money market mutual funds. Securities income decreased in 2009 compared to the same period in 2008 primarily due to the suspensions of dividend and interest payments to us from certain issuers of our securities and to the decline in LIBOR rate, which impacted our income from our floating rate securities investments. Interest income decreased for the year ended December 31, 2009 compared to the same period in 2008. This decrease is attributable to lower average yields on our floating-rate interest-bearing bank accounts and money market mutual fund investments. The weighted average interest rate for which our cash balances earned interest income was 0.2% and 1.3% as of December 31, 2009 and 2008, respectively.

Interest Expense: Interest expense increased for the year ended December 31, 2009, compared to the same period in 2008. This increase resulted primarily from additional mortgage note financing we assumed or incurred subsequent to December 31, 2007, partially offset by a general decline in the one-month LIBOR rate, which impacts interest expense on floating-rate debt obligations, and the partial repayment of our other secured borrowings. Our total borrowings, including financing obligations, increased by 13.1% to approximately $950.1 million in 2009 from approximately $840.0 million for the same period in 2008. The following table further describes our interest expense by debt obligation, including amortization of loan cost, amortization related to our derivatives, and amortization of discounts and premiums, for the years ended December 31, 2009 and 2008 (amounts in thousands).

	For the Year Ended December 31,
	2009	2008
Debt Obligation
Mortgage notes	$48,821	$36,874
Financing obligations	6,189	6,775
Other secured borrowings	242	1,225

Total interest expense	$55,252	$44,874

Loss on Derivatives: Loss on derivatives decreased for the year ended December 31, 2009, compared to the same period in 2008. During the years ended December 31, 2009 and 2008, we determined that it was no longer probable that previously forecasted incurrences of fixed-rate debt associated with certain of our forward starting swaps would be incurred within the timeframe specified in the corresponding hedge designation memorandum. As a result of the discontinuances of these cash flow hedges, we recognized losses on derivatives of approximately $9.6 million and $9.5 million for the years ended December 31, 2009 and 2008, respectively. In addition, during the years ended December 31, 2009 and 2008, we recognized a net gain of approximately $1.6 million and a net loss of approximately $2.1 million, respectively, due to a change in forecasted dates of debt incurrences.

Gain on Financing Commitments: During the year ended December 31, 2008, we fully repaid floating-rate debt that had been previously secured by 17 retail properties that had been acquired as part of our New England Retail Portfolio purchased in August and October of 2007. We repaid the total outstanding aggregate principal balance of approximately $121.9 million in the amount of approximately $111.5 million, representing an approximate $10.4 million discount to par, resulting in a gain of approximately $9.3 million, net of $1.1 million in unamortized deferred loan costs. We did not have any gains on financing commitments during 2009.

Net Other-than-Temporary Impairment on Securities: Net other-than-temporary impairment on securities was approximately $13.1 million for the year ended December 31, 2009, as compared to $192.7 million for the same period in 2008. During the year ended December 31, 2009, we recorded net other-than-temporary impairment charges of approximately $13.1 million related to our CMBS and CRE-CDO securities. During the same period in 2008, we recorded net other-than-temporary impairment charges of approximately $123.0 million related to our CMBS and CRE-CDO securities and approximately $69.7 million related to our preferred equity securities. See Note 2 to our financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further discussion of this charge.

Provision for Loss on Debt Related Investments: We recorded a provision for loss on debt related investments of approximately $17.3 million during the year ended December 31, 2009 due to a complete provision for loss related to one of our debt related investments in the accompanying statements of operations. There were no impairment losses recognized for our debt related investments during the same period in 2008.

Discontinued Operations

During 2009, we owned four of the 12 operating properties that we sold in 2010, which are classified as discontinued operations for all periods presented. Discontinued operations for 2008 includes the operating results of five properties that we purchased in 2008 and a gain recognized on the sale of one of these properties during the fourth quarter of 2008. The remaining four properties were sold in 2010, as described above.

Liquidity and Capital Resources

Liquidity Outlook

For the past several years, we have maintained a significant cash balance as a result of our successful capital raising efforts and patient capital deployment. However, with the acquisition of the NOIP Portfolio during the second quarter of 2010, we have substantially reduced our cash balance to approximately $83.6 million as of December 31, 2010. We believe our existing cash balance, cash from operations, additional proceeds from the DRIP Plan, proceeds from the sale of existing investments, and prospective debt or equity issuances will be sufficient to meet our liquidity and capital needs for the foreseeable future, including the next 12 months. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, distribution payments, debt service payments, including debt maturities of approximately $62.7 million, of which approximately $46.5 million is subject to certain extension options, redemption payments, acquisitions of real property and debt related investments.

As of December 31, 2010, we had approximately $83.6 million of cash compared to $514.8 million as of December 31, 2009. The following discussion summarizes the sources and uses of our cash during the year ended December 31, 2010, which resulted in the net cash decrease of approximately $431.2 million.

Operating Activities

Net cash provided by operating activities decreased by approximately $1.0 million to $50.2 million for the year ended December 31, 2010, compared to net cash provided by operating activities of approximately $51.2 million for the same period in 2009. This decrease is primarily due to acquisition costs attributable to our acquisition of the NOIP Portfolio, offset by increased income from investments.

Lease Expirations

Our primary source of funding for our property-level operating expenses and debt service payments is rent collected pursuant to our tenant leases. Our properties are generally leased to tenants for terms ranging from three to ten years. As of December 31, 2009, the weighted average remaining term of our leases was approximately 8.6 years, based on contractual remaining base rent, and 5.7 years, based on leased square footage. The following is a schedule of expiring leases for our consolidated operating properties by annual minimum rents as of December 31, 2010 and assuming no exercise of lease renewal options (amounts in thousands).

	Lease Expirations
Year	Annualized Base Rent (1)%		Square Feet	%
2011 (2)	$11,311	5.3%	1,230	6.9%
2012	16,533	7.7%	1,674	9.4%
2013	15,869	7.4%	1,355	7.6%
2014	18,521	8.7%	2,258	12.7%
2015	16,491	7.7%	1,602	9.0%
2016	26,657	12.5%	2,516	14.2%
2017	48,010	22.4%	2,856	16.1%
2018	4,729	2.2%	1,052	5.9%
2019	13,120	6.1%	654	3.7%
2020	7,027	3.3%	370	2.1%
Thereafter	35,794	16.7%	2,170	12.4%

Total	$214,062	100.0%	17,737	100.0%

(1)	Annualized base rent represents the average annual rent of leases in place as of December 31, 2009, based on their respective non-cancellable terms, as of December 31, 2009.

(2)	Includes leases that are on a month-to-month basis.

Investing Activities

Net cash used in investing activities was approximately $1.3 billion for the year ended December 31, 2010, as compared to approximately $245.1 million for the same period in 2009. The majority of cash used in investing activities was attributable to real property acquisitions and investments in debt related investments, offset by the sales of real property and our preferred equity securities portfolio, and proceeds from the full and complete repayment of a debt investment structured as a redeemable preferred equity investment.

NOIP Portfolio

In June 2010, we completed the acquisition of the NOIP Portfolio, a portfolio of 32 office and industrial properties or interests therein, from several subsidiaries of the Sellers. The aggregate purchase price of the NOIP

Portfolio was approximately $1.35 billion. See “—Significant Transactions During the Year Ended December 31, 2010—Investment Activity—NOIP Portfolio” for further discussion of our acquisition of the NOIP Portfolio.

Real Estate Dispositions

As discussed above, during the year ended December 31, 2010, we sold 12 operating real properties for approximately $207.0 million. See “—Significant Transactions During the Year Ended December 31, 2010—Investment Activity—Real Estate Dispositions” for further discussion of this disposition activity.

Debt Related Investments

During the year ended December 31, 2010, we originated four senior mortgage loans secured by real properties for a total of $90.2 million. See “—Significant Transactions During the Year Ended December 31, 2010—Investment Activity—Debt Related Investments” for further discussion of this debt investment.

In addition, we received full and complete repayment of our debt investment structured as a redeemable preferred equity investment of approximately $17.4 million. See “—Significant Transactions During the Year Ended December 31, 2010—Investment Activity—Liberty Avenue Debt Investment Repayment” for further discussion of this repayment.

Financing Activities

Net cash from financing activities was approximately $815.6 million for the year ended December 31, 2010, primarily due to proceeds received from mortgage borrowings and other secured borrowings, including mortgage note borrowings issued in conjunction with our acquisition of the NOIP Portfolio, offset by distributions to and redemptions from stockholders. See “—Significant Transactions During the Year Ended December 31, 2010—Financing Activity.” In addition, see Note 5 to our financial statements included in “Item 8. Financial Statements” of this Annual Report on Form 10-K for a discussion of borrowings related to the NOIP Portfolio. Net cash provided by financing activities was approximately $168.5 million for the year ended December 31, 2009, primarily due to proceeds from the sale of common stock and the receipt of mortgage note proceeds, offset by distributions to and redemptions from stockholders.

We terminated our primary public offering in 2009. We have offered and will continue to offer shares of common stock through the DRIP Plan. The amount raised under the DRIP Plan decreased by approximately $702,000 to approximately $52.6 million for the year ended December 31, 2010, from approximately $53.3 million for the same period in 2009.

The Operating Partnership’s Private Placements

Prior to December 31, 2009, our Operating Partnership offered undivided tenancy-in-common interests in real property and beneficial interests in Delaware Statutory Trusts that own real property (hereinafter referred to collectively as “fractional interests”) to accredited investors in private placements. Our Operating Partnership’s last such private placement of fractional interest occurred in 2009 and we currently do not expect our Operating Partnership to offer any fractional interests during the next 12 to 18 months. The proceeds from the sale of these fractional interests are accounted for as financing obligations in the accompanying financial statements pursuant to ASC Topic 840, Accounting for Leases. Our Operating Partnership has 100% leased the properties sold to investors, and in accordance with ASC Topic 840, rental payments made pursuant to such leases to investors are accounted for generally as interest expense using the interest method, whereby a portion is accounted for as interest expense and a portion is accounted for as an accretion or amortization of the outstanding principal balance of the financing obligations.

For the years ended December 31, 2010, 2009, and 2008, we incurred rent obligations of approximately $4.9 million, $5.8 million, and $6.1 million, respectively, under our lease agreements with the investors who have participated in our Operating Partnership’s private placements. The various lease agreements in place as of December 31, 2010 contained expiration dates ranging from June 2019 to September 2022.

During the year ended December 31, 2010, we exercised our option to acquire, at fair value, approximately $58.8 million of previously sold fractional interests in two retail properties and one office property for approximately 5.9 million OP Units issued at a price of $10.00 per OP Unit in accordance with the purchase option agreement. The result of this activity was a net decrease in our financing obligations of approximately $58.9 million for the year ended December 31, 2010 and an increase in noncontrolling interest of approximately $53.4 million. This increase in noncontrolling interest was comprised of approximately $58.8 million in gross fractional interests acquired, less approximately $5.4 million of unamortized upfront costs associated with these fractional interest that were previously accounted for as deferred loan costs.

Debt Financings

During the year ended December 31, 2010, we incurred significant additional borrowings in connection with our investment activity, resulting in incurrences of approximately $1.1 billion, before subsequent repayment of approximately $277.7 million. We also incurred additional debt secured by certain of our previously unencumbered real properties and entered into a repurchase facility. During the year ended December 31, 2009, we obtained or assumed approximately $113.7 million in new mortgage debt financing that was comprised of four mortgage notes secured by eight real properties.

Certain of these borrowings include restrictions, covenants, customary market carve-outs and/or guarantees by us. Certain financial covenants referenced below include tests of our general liquidity and debt servicing capability as well as certain collateral specific performance and valuation ratios. Specifically, we are required by certain of our borrowing arrangements to maintain the following financial covenants: (i) an interest coverage ratio of 1.75 to 1.00 or higher, (ii) a fixed charge coverage ratio of 1.50 to 1.00 or higher, (iii) a leverage ratio not to exceed 75%, (iv) a minimum liquidity of $10.0 million and (v) a minimum tangible net worth of $750.0 million. As of December 31, 2010, we were in compliance with all of these financial covenants.

Certain of the borrowings are also subject to customary market carve-outs, which may result in loans becoming recourse to us or our Operating Partnership. Such customary market carve-outs would trigger these recourse provisions generally as a result of actions on our part that would constitute “bad acts,” such as fraud, voluntary bankruptcy and/or gross negligence. Certain of the borrowings include limited recourse to us and/or guarantees by us. Such recourse and/or guarantees are limited in nature and generally should not, in any case, materially exceed the amount of the outstanding principal borrowings plus any accrued interest payable to the lender and cost related to an event of a default by us.

See the discussion in “—Significant Transactions During the Year Ended December 31, 2010—Financing Activity” and Note 5 to our financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further discussion regarding our debt financing activity during the year ended December 31, 2010, and a schedule that sets forth the contractual scheduled maturities of our mortgage notes and related details.

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

Distributions declared payable to common stockholders increased approximately $6.0 million to approximately $110.4 million for the year ended December 31, 2010 from approximately $104.4 million for the same period in 2009. Such distributions were paid following the respective quarters for which they were declared and approximately $59.8 million and $50.3 million, respectively, were paid in cash and approximately $50.6 million and $54.1 million, respectively, were reinvested in shares of our common stock pursuant to the DRIP Plan.

For the years ended December 31, 2010 and 2009, we reported $50.2 million and $51.2 million, respectively, of cash provided by our operating activities. In accordance with ASC Topic 805, which became effective for the year ended December 31, 2009, these amounts were reduced by approximately $18.2 million and $4.9 million, respectively, of acquisition-related expenses, net of other gains which were funded from the net proceeds received from our public offerings. As a result, the distributions declared payable to common stockholders for the years ended December 31, 2010 and 2009, as described above, were funded with approximately $68.4 million and $56.1 million, respectively (excluding the impact of ASC Topic 805 as described above), from our operating activities, and the remaining amounts of approximately $42.0 million and $48.3 million, respectively, were funded from our borrowings. Our long-term strategy is to fund the payment of quarterly distributions to investors entirely from our operations. There can be no assurance that we will achieve this strategy.

Redemptions

During each of the years ended December 31, 2010 and 2009, we redeemed approximately 5.6 million shares of common stock pursuant to our share redemption program. Cash used to redeem such shares increased approximately $1.3 million to $53.8 million during the year ended December 31, 2010, from $52.5 million for the same period in 2009. See “Item 5. Market for Registrants Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities —Share Redemption Program” of this Annual Report on Form 10-K for a description of our share redemption program. In addition to the above-mentioned redemptions, during the years ended December 31, 2010 and 2009, we redeemed approximately 72,000 and 245,000 OP Units from our OP Unit holders for approximately $682,000 and $2.3 million, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources. There are no lines of credit, side agreements, or any other derivative financial instruments related to or between our unconsolidated joint venture and us, and we believe we have no material exposure to financial guarantees.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2010, specifically our obligations under mortgage note agreements and operating lease agreements (amounts in thousands).

	Contractual Obligations
For years ended December 31,	Borrowings (1)	Financing Obligations (2)	Total
2011	$157,125	$4,042	$161,167
2012	418,219	4,091	422,310
2013	188,037	4,141	192,178
2014	150,676	4,133	154,809
2015	213,473	4,331	217,804
Thereafter	910,642	26,521	937,163

Total	$2,038,172	$47,259	$2,085,431

(1)	Includes principal and interest payments due for our mortgage notes. Amounts do not include principal and interest payments due for our other secured borrowing obligations.

(2)	As of December 31, 2010, we had operating master lease obligations relating to three properties, all of which were in connection with our Operating Partnership’s private placement offerings of fractional interests. These amounts represent rental payments due under the respective master lease schedules.

Assets and Liabilities Measured at Fair Value

Real Estate Securities

We estimate the fair value of our CMBS and CRE-CDO securities using a combination of observable market information and unobservable market assumptions. Observable market information used in these fair market valuations include benchmark interest rates, interest rate curves, credit market indexes and swap curves. Unobservable market assumptions used in the determination of the fair market valuations of our CMBS and CRE-CDO investments include market assumptions related to discount rates, default rates, prepayment rates, reviews of trustee or investor reports and non-binding broker quotes and pricing services in what is currently an inactive market. Additionally, we consider security-specific characteristics in determining the fair values of our CMBS and CRE-CDO investments, which include consideration of credit enhancements of the underlying collateral’s average default rates, the average delinquency rate and loan-to-value, and several other characteristics. As a result, both Level 2 and Level 3 inputs are used in arriving at the valuation of our investments in CMBS and CRE-CDOs. We consider the Level 3 inputs used in determining the fair value of our investments in CMBS and CRE-CDO securities to be significant. As such, all investments in CMBS and CRE-CDO securities fall under the Level 3 category of the fair value hierarchy as of December 31, 2010. No investments in CMBS and CRE-CDO securities were transferred in or out of the Level 3 category of the fair value hierarchy during the year ended December 31, 2010.

Our CMBS and CRE-CDO investments had a fair value of $4.0 million and $8.8 million, which represented approximately 0.1% and 0.4% of our total assets as of December 31, 2010 and 2009, respectively. For the years ending December 31, 2010, 2009, and 2008, we recorded other-than-temporary impairment charges of $5.4 million, $13.1 million, and $123.0 million, respectively, related to our CMBS and CRE-CDO securities. As of December 31 2010 and 2009, we had recognized approximately $137.6 million and $132.2 million, respectively, in cumulative net other-than-temporary impairment charges. For additional detail regarding these other-than-temporary impairment charges, see Note 2 to our financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Our derivative instrument asset had a fair value of approximately $130,000 and $0 as of December 31, 2010 and 2009, respectively. Our derivative instrument liability had a fair value of approximately $45,000 and $28,000 as of December 31, 2010 and 2009, respectively. For the year ended December 31, 2009, we recorded a net loss on derivatives of approximately $8.0 million.

Subsequent Events

Subsequent to December 31, 2010, the borrower on one of our debt-related investments fully repaid the outstanding balance and unpaid interest on the loan, as well as an early-prepayment fee of approximately $813,000. Our investment in the relevant debt-related investment was approximately $65.0 million as of December 31, 2010 and as of the date it was paid off. This investment effectively secured approximately $48.8 million in other secured borrowings that we repaid upon the repayment of the investment. We realized net proceeds upon repayment of approximately $17.6 million, including accrued interest.

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

Judgments made by us with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a variable interest entity involve consideration of various factors, including the form of our ownership interest, the size of our investment (including loans) and our ability to direct the activities of the entity. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our financial statements and, consequently, our financial position and specific items in our results of operations that are used by our stockholders, lenders and others in their evaluation of us. As of December 31, 2010 and December 31, 2009, we consolidated approximately $788.3 million and $800.4 million, respectively, in real property investments, before accumulated depreciation and amortization of approximately $121.1 million and $92.5 million, respectively, and approximately $484.4 million and $496.2 million, respectively, in mortgage note borrowings associated with our consolidated variable interest entities. The maximum risk of loss related to our investment in these unconsolidated variable interest entities is limited to our recorded net investments in such entities. The creditors of the consolidated variable interest entities do not have recourse to our general credit.

Generally, we consolidate real estate partnerships and other entities that are not variable interest entities when we own, directly or indirectly, a majority voting interest in the entity.

Investments

Real Property

Pursuant to Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC Topic 805”), costs associated with the acquisition of real property, including acquisition fees paid to our Advisor, are now expensed as incurred as of January 1, 2009. Prior to January 1, 2009, pursuant to previous accounting guidance, we capitalized costs associated with the acquisition of real property, including acquisition fees paid to our Advisor, and amortized those costs over the related life of the acquired assets. In addition, we estimate the fair value of contingent consideration and contingencies related to acquisitions of real property in determining the total cost of the property acquired. Subsequent changes in the fair value of such contingent consideration are recorded either as a gain or loss in our statement of operations. Contingencies are subsequently adjusted through the statement of operations when new information becomes available indicating settlement of a contingent liability is probable and can be estimated at an amount greater than the acquisition date fair value, or the contingency is resolved, in which case the contingent asset or liability is derecognized. Costs associated with the development and improvement of our real property assets are capitalized as incurred. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. During the land development and construction periods, we capitalize interest costs, insurance, real estate taxes and certain general and administrative costs if such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. The results of operations for acquired real property are included in our accompanying statements of operations from their respective acquisition dates.

Upon acquisition, the total cost of a property is allocated to land, building, building and land improvements, tenant improvements and intangible lease assets and liabilities. The allocation of the total cost to land, building, building improvements and tenant improvements is based on our estimate of the property’s as-if vacant fair value. The as-if vacant fair value is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The difference between the fair value and the face value of debt assumed in an acquisition is recorded as an adjustment to the purchase price allocation. The allocation of the total cost of a property to an intangible lease asset includes the value associated with the in-place leases, which may include lost rent, leasing commissions, legal and other costs.

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

Discontinued Operations

Discontinued operations represent properties that we have either disposed of or have classified as held for sale if both the operations and cash flows of the property have been or will be eliminated from our ongoing operations as a result of the disposal transaction and if we will not have any significant continuing involvement in the operations of the property after the disposal transaction. The results of operations of properties that have been classified as discontinued operations are reported as discontinued operations for all periods presented. We classify a property as held for sale when certain criteria are met. At such time, the respective assets and liabilities are presented separately on our Consolidated Balance Sheets and depreciation is no longer recognized. Assets held for sale are reported at the lower of their carrying amount or their estimated fair value less the costs to sell the assets.

Debt Related Investments

Debt related investments are considered to be held for investment, as we have both the intent and ability to hold these investments until maturity. Accordingly, these assets are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments and unfunded commitments unless such loans or investments are deemed to be impaired.

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

As of December 31, 2010, all of our properties are classified as held and used. These held and used assets are reviewed for indicators of impairment, which may include, among others, each tenant’s inability to make rent payments, operating losses or negative operating trends at the property level, notification by a tenant that it will not renew its lease, a decision to dispose of a property, including a change in estimated holding periods, or adverse changes in the fair value of any of our properties. If indicators of impairment exist on a held and used asset, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is greater than the current net book value, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is less than its current net book value, we recognize an impairment loss for the difference between the net book value of the property and its estimated fair value. If a property is classified as held for sale, we recognize an impairment loss if the current net book value of the property exceeds its fair value less selling costs. If our assumptions, projections or estimates regarding a property change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the property.

During the year ended December 31, 2010, we determined that one of our office properties that we hold in a joint venture in which we are not the managing partner, located in the Silicon Valley market, was unlikely to generate cash flows during our estimated investment period sufficient to recover our net book basis as of December 31, 2010. The primary factor leading to this determination was a shorter estimated investment period as a result of the fact that on November 1, 2010, one of the two loans secured by this asset matured and we did not repay the $3.2 million principal amount on the loan. As of December 31, 2010, no resolution had been finally determined. We have engaged in conversations with the lender and are seeking a loan modification that would be mutually agreeable to both parties. However, as a result of our review and based on our estimate of future cash flow and fair value of the office property, we recognized an impairment charge of approximately $3.9 million to adjust the carrying value to our estimate of fair value as of December 31, 2010.

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

During the year ended December 31, 2009, we recognized approximately $17.3 million in a provision for loan loss related to our debt related investments in the accompanying statements of operations. This provision was entirely related to one mezzanine debt investment and resulted from our assessment that future cash flows from this investment were highly uncertain and that the collateral had no value. During the year ended December 31, 2010, we obtained additional information regarding the fair value of the office property and reversed $13.8 million of the provision for loan loss that we had previously recorded. Also, during the year ended December 31, 2010, we foreclosed and took possession of our collateral (i.e., we took ownership of the entity owning the office property). During the three months ended December 31, 2010, we sold the property for a gross purchase price of approximately $125.3 million, transferred the related mortgage debt to an unaffiliated third party and realized net proceeds of $13.7 million, after related loan payoff and other credits of approximately $109.2 million and selling costs of approximately $2.3 million. The operating results of this property during the period of our ownership have been included in discontinued operations for the year ended December 31, 2010 in our accompanying financial statements.

During 2010, we recognized provision losses of approximately $15.0 million related to two of our debt related investments due to our determination that there has been or it is probable that there will be a disruption of cash flows, in timing or amount, and the resulting estimated discounted cash flows from our investments is less than our carrying value.

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

In July 2010, the FASB issued a new accounting standard that expands existing disclosures about the credit quality of financing receivables and the related allowance for credit losses. The expanded disclosure requirements, which are effective for ending balances as of December 31, 2010, are applicable to our debt related investments, and have been included in Note 4 to our financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Disclosures regarding activity that occurs during the reporting period will be effective beginning January 1, 2011.

In January 2010, the FASB issued a new accounting standard improving disclosure about fair value. The guidance requires additional disclosure about transfers in and out of Levels 1 and 2 fair value measurements in the fair value hierarchy and the reasons for such transfer. In addition, for fair value measurements using significant unobservable inputs (Level 3), the reconciliation of beginning and ending balances shall be presented on a gross basis, with separate disclosure of gross purchases, sales, issuances, and settlements, and transfers in and out of Level 3. The new guidance also requires enhanced disclosures on the fair value hierarchy to disaggregate disclosures by each class of asset and liability. In addition, an entity is required to provide further disclosures on valuation techniques and inputs used to measure fair value for fair value measurements that fall in either Level 2 or 3. The guidance is effective for annual periods beginning after December 15, 2009, except for the additional disclosure requirements applicable to the reconciliation of Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The required disclosures have been implemented in our accompanying footnotes, except for the Level 3 reconciliation disclosures, which will not have an impact on our financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the adverse effect on the value of assets and liabilities that results from a change in the applicable market resulting from a variety of factors such as perceived risk, interest rate changes, inflation and overall general economic changes. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unit holders, and other cash requirements. Our debt related investments are our financial instruments that are most significantly and directly impacted by changes in their respective market conditions. In addition, our outstanding borrowings are also directly impacted by changes in market conditions. This impact is largely mitigated by the fact that the majority of our outstanding borrowings have fixed interest rates, which minimize our exposure to the risk that fluctuating interest rates may pose to our operating results and liquidity.

As of December 31, 2010, we had approximately $78.5 million in floating rate debt related investments indexed to LIBOR rates. If such LIBOR rates were to increase by 10%, and these investments continued to perform, we would realize an increase in income of approximately $16,000 associated with these investments. Conversely, as of December 31, 2010, we had approximately $478.6 million of variable rate borrowings outstanding indexed to LIBOR rates and the federal funds overnight rate. If the prevailing market interest rates relevant to our remaining variable rate borrowings were to increase 10%, we estimate that our annual interest expense would increase by approximately $44,000, based on our outstanding floating-rate debt as of December 31, 2010.

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

In addition to the above described risks, we are subject to additional credit risk. Credit risk refers to the ability of each individual borrower under our debt related investments to make required interest and principal payments on the scheduled due dates. We seek to reduce credit risk by actively monitoring our debt related investments and the underlying credit quality of our holdings. In the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may continue to increase and result in further credit losses that would continue to, or more severely, adversely affect our liquidity and operating results. As described elsewhere in this Annual Report on Form 10-K, adverse market and credit conditions have resulted in our recording of other-than-temporary impairment in certain securities and a provision for loan loss related to our debt related investments.

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

Disclosure Controls and Procedures

As of December 31, 2010, the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, under the supervision and with the participation of our President (principal executive officer) and our Chief Financial Officer (principal financial officer). Based upon this evaluation, our President and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010, to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our President and our Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Our internal control over financial reporting is a process designed under the supervision and with the participation of our President and our Chief Financial Officer. During 2010, management conducted an evaluation of the effectiveness of our internal control over financial reporting, based upon criteria established in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based upon this evaluation, management has concluded that our internal control over financial reporting is effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2010, in connection with our evaluation of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we concluded there were no changes in our internal control procedures that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors is incorporated herein by reference from the section entitled “Board of Directors” in our definitive Proxy Statement to be filed in connection with the 2011 Annual Meeting of Stockholders (our “Proxy Statement”).

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

The information regarding the Company’s procedures by which security holders may recommend nominees to the Company’s Board of Directors is incorporated herein by reference from the sections entitled “Advance Notice for Stockholder Nominations and Proposals for 2012 Annual Meeting” in our Proxy Statement.

The information regarding the members of the Audit Committee and the determination of an audit committee financial expert is incorporated herein by reference from the sections entitled “Board and Committee Meetings” in our Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

Information required for this item is incorporated herein by reference from the section entitled “Compensation of Directors and Executive Officers” in our Proxy Statement.

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

(b)	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

2.1	Purchase and Sale Agreement by and among iStar Financial Inc., the entities set forth therein and TRT Acquisitions LLC, dated May 3, 2010.†

2.1.1	First Amendment to Purchase and Sale Agreement by and among iStar Financial Inc., the entities set forth therein and TRT Acquisitions LLC, dated May 11, 2010.†

2.1.2	Second Amendment to Purchase and Sale Agreement by and among iStar Financial Inc., the entities set forth therein and TRT Acquisitions LLC, dated May 21, 2010.†

2.1.3	Third Amendment to Purchase and Sale Agreement by and among iStar Financial Inc., the entities set forth therein and TRT Acquisitions LLC, dated June 24, 2010. †

2.1.4	Fourth Amendment to Purchase and Sale Agreement by and among iStar Financial Inc., the entities set forth therein and TRT Acquisitions LLC, dated June 25, 2010.†

2.2	Member Interest Purchase and Sale Agreement by and among iStar Financial Inc., iStar Harborside LLC and TRT Acquisitions LLC, dated May 3, 2010.†

2.2.1	First Amendment to Member Interest Purchase and Sale Agreement by and among iStar Financial Inc., iStar Harborside LLC and TRT Acquisitions LLC, dated May 11, 2010.†

2.2.2	Second Amendment to Member Interest Purchase and Sale Agreement by and among iStar Financial Inc., iStar Harborside LLC and TRT Acquisitions LLC, dated May 21, 2010.†

2.2.3	Third Amendment to Member Interest Purchase and Sale Agreement by and among iStar Financial Inc., iStar Harborside LLC and TRT Acquisitions LLC, dated June 24, 2010.†

2.2.4	Fourth Amendment to Member Interest Purchase and Sale Agreement by and among iStar Financial Inc., iStar Harborside LLC and TRT Acquisitions LLC, dated June 25, 2010.†

2.3	Partnership Interests Purchase and Sale Agreement by and among iStar Financial Inc., iStar NG Inc., iStar NG GenPar Inc. and TRT Acquisitions LLC, dated June 25, 2010.†

2.4	Member Interest Purchase and Sale Agreement by and among iStar Financial Inc., iStar CTL Holdco LLC and TRT Acquisitions LLC, dated June 25, 2010.†

3.1	Dividend Capital Total Realty Trust Inc. Fifth Articles of Amendment and Restatement.†

3.2	Dividend Capital Total Realty Trust Inc. Second Amended and Restated Bylaws. †

4.1	Third Amended and Restated Distribution Reinvestment Plan.†

4.2	Sixth Amended and Restated Share Redemption Program.†

10.1	Dividend Capital Floating Rate Office Portfolio Loan Agreement between TRT Lending Subsidiary I, LLC and Wells Fargo Bank, National Association, dated June 25, 2010†

10.2	Dividend Capital Fixed Rate Office Portfolio Loan Agreement between TRT Lending Subsidiary I, LLC and Wells Fargo Bank, National Association, dated June 25, 2010†

10.3	Loan Agreement for Floating Rate Portfolio by and among TRT NOIP Floating Mezz Holdco LLC, and TRS NOIP Mezz Holdco LLC and iStar Financial, Inc., dated June 25, 2010.†

10.4	Loan Agreement for Fixed Rate Portfolio by and among TRT NOIP Fixed Mezz Holdco LLC and iStar Financial, Inc., dated June 25, 2010.†

10.5	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and among Dividend Capital Total Realty Trust and New York Life Insurance Company, dated June 25, 2010.†

10.5.1	Side Letter Agreement Related to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and among Dividend Capital Total Realty Trust and New York Life Insurance Company, dated June 25, 2010.†

10.6	Master Repurchase and Securities Contract Agreement between TRT Lending Subsidiary I, LLC and Wells Fargo Bank, National Association, dated June 25, 2010†

23.1	Consent of the Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

†	Previously filed.
*	Filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dividend Capital Total Realty Trust Inc.:

We have audited the accompanying consolidated balance sheets of Dividend Capital Total Realty Trust Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dividend Capital Total Realty Trust Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

March 25, 2011

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	As of December 31,
	2010	2009
ASSETS
Investments in real property:
Land	$539,844	$397,939
Building and improvements	1,740,144	1,059,930
Intangible lease assets	578,319	227,703
Accumulated depreciation and amortization	(247,608)	(146,164)

Total net investments in real property*	2,610,699	1,539,408
Investment in unconsolidated joint venture	-	17,386
Debt related investments, net	217,492	140,512

Total net investments	2,828,191	1,697,306
Cash and cash equivalents	83,559	514,786
Restricted cash	31,019	39,677
Other assets, net	56,438	111,222

Total Assets	$2,999,207	$2,362,991

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	16,307	13,545
Distributions and redemptions payable	43,732	44,079
Mortgage notes**	1,465,955	827,614
Other secured borrowings	126,825	13,352
Financing obligations	49,799	109,153
Intangible lease liabilities, net	99,973	54,979
Other liabilities	39,642	27,683

Total Liabilities	1,842,233	1,090,405

Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 182,716,712 and 182,838,676 shares issued and outstanding, as of December 31, 2010 and December 31, 2009, respectively	1,827	1,828
Additional paid-in capital	1,644,249	1,646,185
Distributions in excess of earnings	(580,981)	(449,849)
Accumulated other comprehensive (loss) income	(22,352)	2,851

Total stockholders’ equity	1,042,743	1,201,015
Noncontrolling interests	114,231	71,571

Total Equity	1,156,974	1,272,586

Total Liabilities and Equity	$2,999,207	$2,362,991

*	Includes approximately $667.2 million and $707.9 million, after accumulated depreciation and amortization, in consolidated real property variable interest entity investments as of December 31, 2010 and 2009, respectively.

**	Includes approximately $484.4 million and $496.2 million in mortgage notes of consolidated real property variable interest entity investments as of December 31, 2010 and 2009, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

	For the Years Ended December 31,
	2010	2009	2008
REVENUE:
Rental revenue	$210,299	$140,352	$114,204
Debt related income	14,961	10,012	9,376

Total Revenue	225,260	150,364	123,580

EXPENSES:
Rental expense	48,588	36,979	29,620
Real estate depreciation and amortization expense	96,976	57,638	52,275
General and administrative expenses	5,639	5,045	4,221
Asset management fees, related party	18,945	12,939	11,599
Acquisition-related expenses net of other gains*	18,185	4,936	-

Total Operating Expenses	188,333	117,537	97,715
Operating Income	36,927	32,827	25,865

Other Income (Expenses):
Equity in earnings of unconsolidated joint venture	941	2,210	586
Interest and other income	4,101	10,969	29,318
Interest expense	(78,946)	(55,252)	(44,874)
Loss on derivatives	(245)	(7,998)	(11,673)
(Loss) gain on financing commitments	(5,094)	-	9,309
Gain on disposition of securities	39,870	-	-
Other-than-temporary impairment on securities	(5,387)	(13,141)	(192,724)
Provision for loss on debt related investments	(1,278)	(17,339)	-
Impairment of real estate property	(3,900)	-	-

Loss from continuing operations	(13,011)	(47,724)	(184,193)
(Loss) income from discontinued operations, net of taxes**	(9,396)	643	461

Net loss	(22,407)	(47,081)	(183,732)
Net loss attributable to noncontrolling interests	1,705	2,296	7,346

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(20,702)	$(44,785)	$(176,386)

Net loss per basic and diluted common share:
Continuing operations	$(0.06)	$(0.26)	$(1.26)
Discontinued Operations	$(0.05)	$0.00	$0.00

NET LOSS PER BASIC AND DILUTED COMMON SHARE	$(0.11)	$(0.26)	$(1.26)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	184,215	174,006	140,106

Diluted	193,773	181,109	144,533

*	Includes $13.5 million and $2.3 million paid to our Advisor for the year ended December 31, 2010 and 2009, respectively.

**	Loss includes $2.1 million paid for asset management fees associated with the disposition of real properties to our Advisor during the year ended December 31, 2010.

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Stockholders’ Equity					Noncontrolling Interests	Comprehensive Income (Loss)	Total Equity
	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balances, December 31, 2007	115,296	$1,152	$1,037,902	$(44,252)	$(93,808)	$18,821		$919,815
Comprehensive income (loss):
Net loss	-	-	-	(176,386)	-	(7,346)	(183,732)	(183,732)
Net unrealized change from available-for-sale securities, net of reclassification of $192,724 of other-than-temporary impairment included in net loss	-	-	-	-	61,408	2,003	63,411	63,411
Cash flow hedging derivatives	-	-	-	-	(11,449)	(373)	(11,822)	(11,822)

Comprehensive loss							(132,143)	(132,143)
Common stock:
Issuance of common stock, net of offering costs	49,751	498	449,612	-	-	-		450,110
Redemptions of common stock	(6,018)	(60)	(55,537)	-	-	-		(55,597)
Amortization of stock-based compensation	-	-	12	-	-	-		12
Distributions on common stock	-	-	-	(84,023)	-	-		(84,023)
Noncontrolling interests:
Contributions of noncontrolling interests	-	-	-	-	-	72,336		72,336
Distributions to noncontrolling interests	-	-	-	-	-	(10,644)		(10,644)

Balances, December 31, 2008	159,029	$1,590	$1,431,989	$(304,661)	$(43,849)	$74,797		$1,159,866

Comprehensive income (loss):
Net loss	-	-	-	(44,785)	-	(2,296)	(47,081)	(47,081)
Cumulative effect of adoption of accounting principal	-	-	-	3,963	(3,963)	-	-	-
Net unrealized change from available-for-sale securities, net of reclassification of $13,141 of other-than-temporary impairment included in net loss	-	-	-	-	34,936	1,217	36,153	36,153
Cash flow hedging derivatives	-	-	-	-	15,727	653	16,380	16,380

Comprehensive income							5,452	5,452

Common stock:
Issuance of common stock, net of offering costs	29,385	294	266,595	-	-	-		266,889
Redemptions of common stock	(5,575)	(56)	(52,432)	-	-	-		(52,488)
Amortization of stock-based compensation	-	-	33	-	-	-		33
Distributions on common stock	-	-	-	(104,366)	-	-		(104,366)
Noncontrolling interests:
Contributions of noncontrolling interests	-	-	-	-	-	4,242		4,242
Distributions to noncontrolling interests	-	-	-	-	-	(7,042)		(7,042)

Balances, December 31, 2009	182,839	$1,828	$1,646,185	$(449,849)	$2,851	$71,571		$1,272,586

Comprehensive loss:
Net loss	-	-	-	(20,702)	-	(1,705)	(22,407)	(22,407)
Net unrealized change from available-for-sale securities, net of reclassification of $5,387 of other-than-temporary impairment included in net loss	-	-	-	-	(27,579)	(1,285)	(28,864)	(28,864)
Cash flow hedging derivatives	-	-	-	-	2,376	123	2,499	2,499

Comprehensive loss							(48,772)	(48,772)
Common stock:
Issuance of common stock, net of offering costs	5,526	55	52,078	-	-	-		52,133
Redemptions of common stock, net	(5,648)	(56)	(54,043)	-	-	-		(54,099)
Amortization of stock-based compensation	-	-	29	-	-	-		29
Distributions on common stock	-	-	-	(110,430)	-	-		(110,430)
Noncontrolling interests:								-
Contributions of noncontrolling interests	-		-	-	-	53,604		53,604
Distributions to noncontrolling interests	-	-	-	-	-	(8,077)		(8,077)

Balances, December 31, 2010	182,717	$1,827	$1,644,249	$(580,981)	$(22,352)	$114,231		$1,156,974

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES:
Net loss	$(22,407)	$(47,081)	$(183,732)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate depreciation and amortization expense	98,009	57,834	52,313
Equity in earnings of unconsolidated joint venture	386	-	-
Net amortization of real estate securities discounts and premiums	1,423	2,691	(1,114)
Other depreciation and amortization	3,984	(458)	(2,856)
Loss on derivatives	245	7,673	11,673
Loss (gain) on financing commitments	5,094	-	(9,309)
Gain on disposition of securities	(39,870)	-	-
Net other-than-temporary impairment on securities	5,387	13,141	192,724
Provision for loss on debt related investments	1,278	17,339	-
Unrealized impairment loss on real property	3,900	-	-
Loss on disposition of real property	10,627	-	-
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(14,393)	(1,137)	735
(Increase) in other assets	(12,462)	(5,851)	(1,701)
Increase in accounts payable and accrued expenses	664	3,925	87
Increase in other liabilities	8,335	3,145	1,446

Net cash provided by operating activities	50,200	51,221	60,266

INVESTING ACTIVITIES:
Investment in real property	(1,341,206)	(169,646)	(136,176)
Proceeds from (investment in) unconsolidated joint venture	17,000		(17,345)
Proceeds from disposition of real property	32,182	-	-
Disposition of real estate securities	72,901	-	-
Investment in debt related investments	(75,359)	(68,995)	(9,062)
Principal collections on debt related investments	103	-	35,233
(Increase) in restricted cash	(2,710)	(6,476)	-
Other investing activities	82	3	96

Net cash used in investing activities	(1,297,007)	(245,114)	(127,254)

FINANCING ACTIVITIES:
Mortgage note proceeds	863,995	53,334	118,294
Mortgage note principal repayments	(40,173)	(4,445)	(113,386)
Proceeds from other secured borrowings	205,639	-	-
Repayment of other secured borrowings	(88,723)	(2,508)	(32,192)
Settlement of cash flow hedging derivatives	(600)	(21,195)	(23,966)
Proceeds from sale of common stock	-	246,724	449,063
Offering costs for issuance of common stock, related party	(61)	(20,809)	(38,850)
Redemption of common shares	(54,839)	(37,132)	(55,597)
Distributions to common stockholders	(57,886)	(47,166)	(30,995)
Distributions to noncontrolling interest holders	(7,377)	(6,959)	(5,566)
(Increase) in deferred financing costs	(17,050)	(1,913)	(8,682)
Decrease (increase) in restricted cash	13,290	430	(14,074)
Financing obligation proceeds	-	12,258	64,190
Other financing activities	(635)	(2,153)	7,328

Net cash provided by financing activities	815,580	168,466	315,567

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(431,227)	(25,427)	248,579
CASH AND CASH EQUIVALENTS, beginning of period	514,786	540,213	291,634
CASH AND CASH EQUIVALENTS, end of period	$83,559	$514,786	$540,213

Supplemental Disclosure of Cash Flow Information:
Assumed mortgage	$-	$65,500	$57,200
Amount issued pursuant to the distribution reinvestment plan	$52,573	$53,275	$44,788
Cash paid for interest	$72,320	$49,979	$44,321
Issuances of OP Units for beneficial interests	$58,934	$7,465	$64,893
Non-cash repayment of mortgage note	$298,912	$-	$-
Non-cash financing for debt related investment	$-	$-	$10,753
Non-cash origination of debt related investment	$16,470	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

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

As of the close of business on September 30, 2009, we terminated the primary portion of our public offering of shares of our common stock and ceased accepting new subscriptions to purchase shares of our common stock. However, we have offered and will continue to offer shares of common stock through our distribution reinvestment plan, (the “DRIP” Plan). As a result of the termination of the primary portion of our public offering, we terminated our dealer manager agreements with Dividend Capital Securities LLC (the “Dealer Manager”), one of our affiliates, that served as the dealer manager of our public offerings. During the year ended December 31, 2010, we also terminated our dealer manager agreements with the Dealer Manager covering our private placement offerings.

We have raised equity capital through (i) selling shares of our common stock through our public offerings, (ii) reinvestment of dividends by our stockholders through the DRIP Plan and (iii) our Operating Partnership’s private placement offerings (see Note 7). We will continue to raise equity capital through the reinvestment of dividends by our stockholders through the DRIP Plan. As of December 31, 2010, we raised approximately $1.8 billion in net proceeds comprised of (i) approximately $1.5 billion (net of redemptions and selling costs) from the sale of approximately 164.4 million shares of our common stock pursuant to our primary offerings of common stock, (ii) approximately $173.4 million from the sale of 18.3 million shares sold pursuant to the DRIP Plan and (iii) net proceeds of approximately $164.8 million pursuant to our Operating Partnership’s private placement offerings.

We are currently invested in a diverse portfolio of real properties and debt related investments. Our investment in real property consists of office, industrial, and retail, located in North America. Additionally, we are invested in certain debt related investments, including originating and participating in mortgage loans secured by real estate, junior portions of first mortgages on commercial properties (“B-notes”), mezzanine debt and other related investments.

In prior years, we had targeted and purchased real estate securities, including CMBS and CRE-CDO securities and preferred equity securities, as part of our investment strategy. We considered these investments in real estate securities to be a reportable operating segment. During 2010, we disposed of all of our preferred equity securities. We continue to hold a portfolio of CMBS and CRE-CDO securities, which had a fair value of approximately $4.0 million as of December 31, 2010. However, we do not presently intend to make any further investment in real estate securities. As such, and based on the fair value of these securities relative to total investments and the decreasing revenues associated with them, we no longer consider our securities to be a reportable operating segment. Accordingly, we have not presented real estate securities as a separate segment for 2010 and we have restated prior years to conform to the current year’s presentation.

As of December 31, 2010, we had gross investments of approximately $3.1 billion, comprised of approximately (i) $2.9 billion in real property, and (ii) $217.5 million in debt related investments.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Due to our control of our Operating Partnership through our sole general partnership interest and the limited rights of the limited partners, we consolidate our Operating Partnership and limited partner interests not held by us and they are reflected as noncontrolling interests in the accompanying consolidated financial statements (herein referred to as “financial statements”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Our financial statements also include the accounts of our consolidated subsidiaries and joint ventures through which we are the primary beneficiary, when such subsidiaries and joint ventures are variable interest entities, or through which we have a controlling interest. In determining whether we have a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which we have the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses that could potentially be significant to the entity or the right to receive benefits that could potentially be significant to the entity.

Judgments made by us with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a variable interest entity involve consideration of various factors, including the form of our ownership interest, the size of our investment (including loans), our ability to direct the activities of the entity, and our obligation to absorb the losses of, or, our right to receive benefits from the entity. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our financial statements and, consequently, our financial position and specific items in our results of operations that are used by our stockholders, lenders and others in their evaluation of us. As of December 31, 2010 and 2009, we consolidated approximately $788.3 million and $800.4 million, respectively, in real property investments, before accumulated depreciation and amortization of approximately $121.1 million and $92.5 million, respectively, and approximately $484.4 million and $496.2 million, respectively, in mortgage note borrowings associated with our consolidated variable interest entities. The maximum risk of loss related to our investment in these consolidated variable interest entities is limited to our recorded net investments in such entities. The creditors of the consolidated variable interest entities do not have recourse to our general credit.

Generally, we consolidate real estate partnerships and other entities that are not variable interest entities when we own, directly or indirectly, a majority voting interest in the entity.

Reclassifications

Certain amounts included in the accompanying financial statements for 2009 and 2008 have been reclassified to conform to the 2010 financial statements presentation. We reclassified $72.7 million from Investments in real estate securities into Other assets, net in our December 31, 2009 balance sheet due to the our determination that real estate securities is no longer a reportable segment (see Note 14).

Investments

Real Property

Pursuant to Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC Topic 805”), costs associated with the acquisition of real property, including acquisition fees paid to our Advisor, are now expensed as incurred as of January 1, 2009. Prior to January 1, 2009, pursuant to previous accounting guidance, we capitalized costs associated with the acquisition of real property, including acquisition fees paid to our Advisor, and amortized those costs over the related life of the acquired assets. In addition, we estimate the fair value of contingent consideration and contingencies related to acquisitions of real property in determining the total cost of the property acquired. Subsequent changes in the fair value of such contingent consideration are recorded either as a gain or loss in our statement of operations. Contingencies are subsequently adjusted through the statement of operations when new information becomes available indicating settlement of a contingent liability is probable and can be estimated at an amount greater than the acquisition date fair value, or the contingency is resolved, in which case the contingent asset or liability is derecognized. As a result, during the years ended December 31, 2010 and 2009, we had acquisition-related expenses of approximately $18.2 million and $4.9 million, respectively.

Costs associated with the development and improvement of our real property assets are capitalized as incurred. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. During the land development and construction periods, we capitalize interest costs, insurance, real estate taxes and certain general and administrative costs if such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. The results of operations for acquired real property are included in our accompanying statements of operations from their respective acquisition dates.

Upon acquisition, the total cost of a property is allocated to land, building, building and land improvements, tenant improvements and intangible lease assets and liabilities. The allocation of the total cost to land, building, building improvements and tenant improvements is based on our estimate of the property’s as-if vacant fair value. The as-if vacant fair value is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The difference between the fair value and the face value of debt assumed in an acquisition is recorded as an adjustment to the purchase price allocation. The allocation of the total cost of a property to an intangible lease asset includes the value associated with the in-place leases, which may include lost rent, leasing commissions, legal and other costs.

We record acquired “above-market” and “below-market” leases at their fair value equal to the difference between the contractual amounts to be paid pursuant to each in-place lease and our estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining term of the lease plus the term of any below-market fixed-rate renewal option periods for below-market leases. In addition, we allocate a portion of the purchase price of an acquired property to the estimated value of customer relationships, if any. As of December 31, 2010, we had not recorded any estimated value to customer relationships.

Intangible in-place lease assets are amortized over the corresponding lease term. Above-market lease assets are amortized as a reduction in rental revenue over the corresponding lease term. Below-market lease liabilities are amortized as an increase in rental revenue over the corresponding lease term, plus any applicable fixed-rate renewal option periods. The following table summarizes the amounts that we have incurred in amortization expense for intangible lease assets and adjustments to rental revenue for above-market lease assets and below-market lease liabilities for the years ended December 31, 2010, 2009 and 2008 (amounts in thousands).

	2010	2009	2008
Above-market lease assets	$(6,117)	$(3,011)	$(2,955)
Below-market lease liabilities	7,560	5,530	4,893

Net rental revenue adjustment	$1,443	$2,519	$1,938

Intangible lease asset amortization	$56,792	$28,267	$28,542

We expense any unamortized intangible lease asset or record an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability when a tenant terminates a lease before the stated lease expiration date. The following table summarizes lease assets and liabilities that we wrote off during the years ended December 31, 2010, 2009 and 2008 as a result of early lease terminations (amounts in thousands).

	2010	2009	2008
Above-market lease assets	$28	$384	$128
Below-market lease liabilities	(169)	(506)	(1,106)

Total	$(141)	$(122)	$(978)

Intangible lease assets	$1,276	$2,305	$2,947

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

The following table presents expected amortization during the next five years and thereafter related to the acquired above-market lease assets, below-market lease liabilities and acquired in-place lease intangibles, for properties owned as of December 31, 2010 (amounts in thousands).

	2011	2012	2013	2014	2015	Thereafter	Total
Acquired below-market lease liabilities	$9,504	$9,085	$7,437	$6,637	$5,692	$61,618	$99,973
Acquired above-market lease assets	(8,337)	(7,667)	(7,351)	(6,857)	(6,370)	(13,386)	(49,968)

Net rental revenue increase (decrease)	$1,167	$1,418	$86	$(220)	$(678)	$48,232	$50,005

Acquired in-place lease intangible amortization	$76,824	$71,252	$59,244	$46,290	$38,867	$96,411	$388,888

Discontinued Operations

Discontinued operations represent properties that we have either disposed of or have classified as held for sale if both the operations and cash flows of the property have been or will be eliminated from our ongoing operations as a result of the disposal transaction and if we will not have any significant continuing involvement in the operations of the property after the disposal transaction. The results of operations of properties that have been classified as discontinued operations are also reported as discontinued operations for all periods presented.

We classify a property as held for sale when certain criteria are met. At such time, the respective assets and liabilities are presented separately on our Consolidated Balance Sheets and depreciation is no longer recognized. Assets held for sale are reported at the lower of their carrying amount or their estimated fair value less the costs to sell the assets. As of December 31, 2010, all of our real properties are classified as held and used.

Debt Related Investments

The following discussion pertains only to our mortgage, mezzanine, and B-note debt investments. Debt related investments are considered to be held for investment, as we have both the intent and ability to hold these investments until maturity. Accordingly, these assets are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments and unfunded commitments unless such loans or investments are deemed to be impaired.

Revenue Recognition

Revenue Recognition — Real Property

We record rental revenue for the full term of each lease on a straight-line basis. Certain properties have leases that offer the tenant a period of time where no rent is due or where rent payments increase during the term of the lease. Accordingly, we record a receivable from tenants for rent that we expect to collect over the remaining lease term rather than currently, which is recorded as straight-line rents receivable. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation. For the years ended December 31, 2010, 2009 and 2008, the total increase to rental revenue due to straight-line rent adjustments was approximately $8.1 million, $4.2 million and $5.3 million, respectively.

Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as rental revenue. Tenant recovery income recognized as rental revenue for the years ended December 31, 2010, 2009 and 2008 was approximately $31.6 million, $27.6 million and $21.6 million, respectively.

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

As of December 31, 2010, all of our properties are classified as held and used. These held and used assets are reviewed for indicators of impairment, which may include, among others, each tenant’s inability to make rent payments, operating losses or negative operating trends at the property level, notification by a tenant that it will not renew its lease, a decision to dispose of a property, including a change in estimated holding periods, or adverse changes in the fair value of any of our properties. If indicators of impairment exist on a held and used asset, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is greater than the current net book value, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is less than its current net book value, we recognize an impairment loss for the difference between the net book value of the property and its estimated fair value. If a property is classified as held for sale, we recognize an impairment loss if the current net book value of the property exceeds its fair value less selling costs. If our assumptions, projections or estimates regarding a property change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the property. As of December 31, 2010, we had recorded impairment charges related to one real property located in the Silicon Valley, California market. See Note 3 for additional discussion of these charges. As of December 31, 2009, we had not recorded any impairment charges to our real properties.

Impairment — Debt Related Investments

We review our debt related investments on a quarterly basis, and more frequently when such an evaluation is warranted, to determine if impairment exists. A debt related investment is impaired when, based on current information and events including economic, industry and geographical factors, it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the agreement. When our investment is deemed impaired, the impairment is measured based on the expected future cash flows discounted at the investment’s effective interest rate. As a practical expedient, we may measure impairment based on the fair value of the collateral of an impaired collateral-dependent investment or to measure impairment based on an observable market price for the impaired investment as an alternative to discounting expected future cash flows. Regardless of the measurement method, we measure impairment based on the fair value of the collateral when it is determined that foreclosure is probable. During the year ended December 31, 2010, we recognized approximately $15.0 million in provision losses related to two of our debt investments, offset by the reversal of $13.7 million of a total provision loss of $17.3 million that was recognized during the year ended December 31, 2009 in the accompanying statements of operations. We did not recognize any provision losses for our debt related investments during the year ended December 31, 2008.

Investment in Real Estate Securities

As of December 31, 2010 and 2009, we held investments in real estate securities of approximately $4.0 million and $72.7 million, respectively. Real estate securities are included in other assets, net, in the accompanying balance sheets.

Other-than-Temporary Impairment

During the years ended December 31, 2010, 2009, and 2008, we recorded approximately $5.4 million, $13.1 million, and $123.0 million, respectively, related to other-than-temporary impairment of our CMBS and CRE-CDO securities, offset by the reclassification of approximately $4.0 million of noncredit related other-than-temporary impairment from distributions in excess of earnings to accumulated other comprehensive income (loss) during the year ended December 31, 2009. Due to volatility with the credit market and its unpredictable impact for such securities, we determined that we cannot reliably predict the timing and amount of cash flows that we expect to receive related to the majority of our CMBS and CRE-CDO securities. Therefore, we account for such securities under the cost recovery method of accounting. The application of the cost recovery method of accounting requires that we cease to recognize interest income related to these securities until the amortized cost of each respective security is depleted or until we can reliably estimate cash flows, which has resulted in diminished securities income. Once the amortized cost of each security is depleted or we can reasonably estimate cash flows, cash payments will be recorded to interest income, which will result in increased securities income in future periods. Under the cost recovery method of accounting, if the fair value of a security falls below the amortized cost of that security and we do not anticipate that the receipt of near term cash flows will sufficiently reduce the security’s amortized cost below its fair value, then we recognize an other-than-temporary impairment in an amount equal to the difference between that security’s fair value and its amortized cost.

Credit Losses

As of December 31, 2010, we held one CRE-CDO security that was in an unrealized loss position. Since we do not intend to sell this security and it is not more likely than not that we will be required to sell it before recovery, other-than-temporary impairment write-downs related to this security have been separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income (loss).

A credit loss represents the difference between the present value of expected future cash flows and the amortized cost basis of a debt security. As of December 31, 2010, we had recognized approximately $137.6 million in other-than-temporary impairment related to our investments in debt securities. On April 1, 2009, for certain securities, we reclassified approximately $4.0 million in noncredit related other-than-temporary impairment from distributions in excess of earnings to accumulated other comprehensive income (loss). The following table presents a rollforward of the cumulative credit loss component of the amortized cost of debt securities for the year ended December 31, 2010 (amounts in thousands).

	For the Year Ended December 31, 2010
	CRE-CDOs	CMBS	Total
Credit loss as of December 31, 2009	$128,469	$3,739	$132,208
Other-than-temporary impairment during period	5,239	148	5,387

Balance as of December 31, 2010	$133,708	$3,887	$137,595

Disposition of Preferred Equity Securities

During the year ended December 31, 2010, we received proceeds of approximately $72.9 million on the disposition of certain preferred equity securities that we owned. After other-than-temporary impairment charges of $69.7 million recognized in previous years, the adjusted basis of the securities sold during the year was approximately $33.0 million, resulting in net gains from the disposition of these preferred equity securities of approximately $39.9 million. Before other-than-temporary impairment charges, the amount invested in the securities sold during the year was approximately $102.7 million, resulting in an estimated economic loss of approximately $29.8 million.

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

Investment in Unconsolidated Joint Venture

During 2008, we acquired an indirect investment in a debt related investment that was structured as a redeemable preferred equity interest through a joint venture arrangement (the “Liberty Avenue Debt Investment”). We accounted for the Liberty Avenue Debt Investment under the equity method of accounting since we own more than a minor interest in the venture, but did not unilaterally control the venture and were not considered to be the primary beneficiary. The investment was recorded initially at cost, and was subsequently adjusted for equity in net income (loss) and cash contributions and distributions to reflect the investment at its book value assuming hypothetical liquidation. The Liberty Avenue Debt Investment was repaid in full during the year ended December 31, 2010.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less such as money market mutual funds or certificates of deposits. As of December 31, 2010 and 2009, we have not realized any losses in such cash accounts or investments and believe that we are not exposed to any significant credit risk.

Restricted Cash

Restricted cash consists primarily of lender and property-related escrow accounts. As of December 31, 2010 and 2009, we had not realized any losses in such restricted cash accounts or investments related to, and believe that we are not exposed to, any significant credit risk.

Collectability of Receivables

We evaluate the collectability of our rent and other receivables on a regular basis based on factors including, among others, payment history, the financial strength of the tenant or borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full amount of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. As of December 31, 2010 and 2009, we had allowances included in the caption other assets, net, in our accompanying balance sheets of approximately $1.2 million and $1.3 million, respectively. If our assumptions or estimates regarding the collectability of a receivable change in the future, we may have to record allowances to reduce or further reduce the carrying value of the receivable.

Deferred Loan Costs

Deferred loan costs include fees and costs incurred to obtain long-term financing. These fees and costs are amortized over the terms of the related loans. As of December 31, 2010 and 2009, we had outstanding deferred loan costs, including amounts associated with our private placement offerings, of $18.7 million and $14.5 million, net of accumulated amortization of approximately $4.8 million and $3.3 million, respectively. Unamortized deferred loan costs are included in the gain or loss on debt extinguishment if debt is retired before the maturity date.

Stock-Based Compensation

As of December 31, 2010 and 2009, we had granted 90,000 and 75,000 options, respectively, to our independent directors pursuant to the equity incentive plan. Options granted under our equity incentive plan are valued using the Black-Scholes option-pricing model and are amortized to salary expense on a straight-line basis over the benefit period. Such expense is included in general and administrative expenses in the accompanying statements of operations. For the years ended December 31, 2010, 2009 and 2008, we recorded expense related to the equity incentive plan of approximately $30,000, $33,000 and $12,000, respectively. The following table describes options to purchase common stock that have been granted to our independent directors pursuant to our equity incentive plan as of December 31, 2010.

Grant Date	Exercise Price per Share	Maximum Term	Vesting Period	Options Granted
April 3, 2006	$11.00	10 years	5 years	30,000
August 27, 2007	$11.00	10 years	2 years	15,000
August 21, 2008	$11.00	10 years	2 years	15,000
June 29, 2009	$11.00	10 years	2 years	15,000
June 29, 2010	$11.00	10 years	2 years	15,000

Total				90,000

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) as reported in the accompanying statements of equity primarily consists of the cumulative loss related to our real estate securities of approximately $1.4 million, net of attribution to noncontrolling interests, and a cumulative loss related to our derivatives of $21.0 million, net of attribution to noncontrolling interests.

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

Concentration of Credit Risk

Concentration of credit risk with respect to accounts receivable currently exists due to a number of tenants whose rental payments to us make up a relatively high percentage of our rental revenue. The following is a summary, as of December 31, 2010, of the top five tenants as a percentage of consolidated annual base rent and square feet:

Tenant	Locations	Industry	Annualized Rental Revenue (1)	% of Total Annualized Rental Revenue	Square Feet	% of Total Portfolio Square Feet
Charles Schwab & Company, Inc.	1	Finance/Insurance/ Real Estate	$22,068	10.3%	594	3.3%
Northrop Grumman, Inc.	2	Defense	16,446	7.7%	699	3.9%
Sybase, Inc.	1	Telecommunications	14,711	6.9%	405	2.3%
The Stop & Shop Supermarket Company LLC	14	Grocery Stores	12,929	6.0%	797	4.5%
Flextronics International USA, Inc.	3	Electronics	5,626	2.6%	700	3.9%

Total	21		$71,780	33.5%	3,195	18.0%

(1)	Annualized base rent represents the annual rent of commenced leases as of December 31, 2010, based on their respective non-cancellable terms.

Our properties in California, New Jersey, Massachusetts, and Texas accounted for approximately 20%, 14%, 14%, and 11%, respectively, of our total gross investments of our real property portfolio as of December 31, 2010. A deterioration of general economic or other relevant conditions, changes in governmental laws and regulations, acts of nature, demographics or other factors in any of those states or the geographical region in which they are located could result in the loss of a tenant, a decrease in the demand for our properties and a decrease in our revenues from those markets, which in turn may have a disproportionate and material adverse effect on our results of operations and financial condition.

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

In July 2010, the FASB issued a new accounting standard that expands existing disclosures about the credit quality of financing receivables and the related allowance for credit losses. The expanded disclosure requirements, which are effective for ending balances as of December 31, 2010, are applicable to our debt related investments, and have been included in Note 4. Disclosures regarding activity that occurs during the reporting period will be effective beginning January 1, 2011.

In January 2010, the FASB issued a new accounting standard improving disclosure about fair value. The guidance requires additional disclosure about transfers in and out of Levels 1 and 2 fair value measurements in the fair value hierarchy and the reasons for such transfer. In addition, for fair value measurements using significant unobservable inputs (Level 3), the reconciliation of beginning and ending balances shall be presented on a gross basis, with separate disclosure of gross purchases, sales, issuances, and settlements, and transfers in and out of Level 3. The new guidance also requires enhanced disclosures on the fair value hierarchy to disaggregate disclosures by each class of asset and liability. In addition, an entity is required to provide further disclosures on valuation techniques and inputs used to measure fair value for fair value measurements that fall in either Level 2 or 3. The guidance is effective for annual periods beginning after December 15, 2009, except for the additional disclosure requirements applicable to the reconciliation of Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The required disclosures have been implemented in our accompanying footnotes, except for the Level 3 reconciliation disclosures, which will not have an impact on our financial position or results of operations.

3.	INVESTMENTS IN REAL PROPERTY

Our consolidated investments in real property consist of investments in office, industrial and retail properties. The following tables summarize our consolidated investments in real property as of December 31, 2010 and 2009 (amounts in thousands).

Real Property	Land	Building and Improvements	Intangible Lease Assets	Gross Investment Amount (1)	Intangible Lease Liabilities	Total Investment Amount
As of December 31, 2010:
Office properties	$266,122	$966,750	$434,497	$1,667,369	$(63,393)	$1,603,976
Industrial properties	58,820	359,755	68,861	487,436	(8,952)	478,484
Retail properties	214,902	413,639	74,961	703,502	(47,076)	656,426

Total gross book value	539,844	1,740,144	578,319	2,858,307	(119,421)	2,738,886
Accumulated depreciation/amortization	-	(108,145)	(139,463)	(247,608)	19,448	(228,160)

Total net book value	$539,844	$1,631,999	$438,856	$2,610,699	$(99,973)	$2,510,726

As of December 31, 2009:
Office properties	$127,486	$354,467	$116,225	$598,178	$(10,879)	$587,299
Industrial properties	50,140	285,511	36,408	372,059	(8,950)	363,109
Retail properties	220,313	419,952	75,070	715,335	(47,208)	668,127

Total gross book value	397,939	1,059,930	227,703	1,685,572	(67,037)	1,618,535
Accumulated depreciation/amortization	-	(68,307)	(77,857)	(146,164)	12,058	(134,106)

Total net book value	$397,939	$991,623	$149,846	$1,539,408	$(54,979)	$1,484,429

(1)	“Gross Investment Amount” as used here and throughout this document represents the allocated gross basis of real property, inclusive of the effect of intangible lease liabilities totaling approximately $119.4 million and before accumulated depreciation and amortization of approximately $247.6 million as of December 31, 2010.

Acquisitions

NOIP Portfolio Acquisition

On June 25, 2010, through various wholly-owned subsidiaries, we completed the acquisition of a 100% equity interest in a portfolio of 32 office and industrial properties (the “NOIP Portfolio”) from several subsidiaries of iStar Financial Inc. (the “Sellers”). The aggregate purchase price of the NOIP Portfolio was approximately $1.35 billion, adjusted for closing costs and customary prorations of taxes, operating expenses, leasing costs and other items.

The following table summarizes properties, or interests therein, included in the NOIP Portfolio by geographic market and property type (dollar and square footage amounts in thousands).

Market	No. of Properties (1)	Net Rentable Square Footage (1)	Gross Investment Amount (1) (2) (3)
Office Properties:
Northern New Jersey	2	807	$249,236
Washington, DC	2	753	209,587
Los Angeles, CA	4	557	153,171
East Bay, CA	2	465	151,904
Silicon Valley, CA	3	654	140,640
Dallas, TX	3	477	69,649
Denver, CO	2	395	60,982
Miami, FL	1	240	48,370
New England	1	132	19,196
Chicago, IL	1	100	13,504

Total Office Properties	21	4,580	1,116,289
Industrial Properties:
Chicago, IL	2	1,581	55,976
Atlanta, GA	2	1,281	44,611
Houston, TX	1	465	41,516
Central PA	1	1,004	41,114
Dallas, TX	1	766	27,640
Central Kentucky	1	727	25,932
Columbus, OH	1	643	23,667
Cleveland, OH	1	188	19,947
Denver, CO	1	85	6,258

Total Industrial Properties	11	6,740	286,661
Grand Total	32	11,320	$1,402,950

(1)	Includes six industrial properties in the Chicago, IL, Central Pennsylvania, Dallas, TX, Atlanta, GA, and Columbus, OH markets totaling 4.7 million net rentable square feet with a gross investment amount of approximately $173.3 million, and two office properties in the Silicon Valley, CA market totaling approximately 466,000 net rentable square feet with a gross investment amount of $45.7 million that were sold during the year ended December 31, 2010.

(2)	Gross investment amount of these properties exceeds the purchase price of the NOIP Portfolio due to our allocation of purchase price to intangible lease liabilities and other liabilities acquired as part of the acquisition of the NOIP Portfolio. Specifically, we made an allocation of approximately $55.2 million of the purchase price to intangible lease liabilities, which are not reflected in this table.

(3)	We made certain adjustments to the allocated purchase price of properties included in this portfolio during the year ended December 31, 2010, based on additional information obtained.

As of the date of the acquisition of the NOIP Portfolio, we had made a preliminary allocation of the purchase price of the portfolio to land, building, tenant improvements and intangible lease assets and liabilities. The fair value of the acquired assets is provisional pending determination of the final valuation for those assets. Based on this provisional allocation of the purchase price of the NOIP Portfolio, we attributed approximately $180.5 million to land, approximately $816.5 million to building and improvements, approximately $406.0 million to intangible lease assets and approximately $55.2 million to intangible lease liabilities. During the year ended December 31, 2010, based on additional information obtained, we made certain adjustments to the allocated purchase price between properties.

We acquired the NOIP Portfolio using cash on hand and through the incurrence of debt obligations of approximately $858.6 million. For a detailed discussion of these debt obligations see Note 5 to these financial statements. In connection with the acquisition of the NOIP Portfolio, we incurred acquisition costs of approximately $18.2 million, which included an acquisition fee paid to our Advisor of approximately $13.5 million. In addition, we incurred deferred financing costs associated with the debt obligations used to partially finance our acquisition of the NOIP Portfolio of approximately $12.3 million, of which approximately $4.8 million related to financing costs associated with debt that we have subsequently repaid.

Real Property Impairment

During the year, we evaluated our portfolio of real properties for impairment. We determined that one of our office properties, located in the Silicon Valley market, was unlikely to generate cash flows during our estimated investment period sufficient to recover our net book basis as of December 31, 2010. The primary factor leading to this determination was a shorter estimated investment period as a result of the fact that on November 1, 2010, one of the two loans secured by this asset matured and we did not repay the $3.2 million principal amount on the loan. As of December 31, 2010, no resolution had been finally determined. We have engaged in conversations with the lender and are seeking a loan modification that would be mutually agreeable to both parties. However, as a result of our review and based on our estimate of future cash flow and fair value of the office property, we recognized an impairment charge of approximately $3.9 million to adjust the carrying value to our estimate of fair value as of December 31, 2010.

Discontinued Operations

Dispositions

We present the results of operations of the properties sold and classified as held for sale and their respective aggregate net losses and impairments in our accompanying financial statements for the years ended December 31, 2010, 2009, and 2008, collectively, as discontinued operations. Interest expense is included in discontinued operations only if it is directly attributable to these operations or properties.

Goodyear Portfolio Disposition

On August 13, 2010, we completed the sale of a portfolio of six industrial real estate assets that we acquired with the NOIP Portfolio comprising approximately 4.7 million net rentable square feet, all of which were leased on a triple-net basis to one tenant, Goodyear Tire & Rubber (the “Goodyear Portfolio”), for $172.5 million. We received net proceeds from the disposition of approximately $169.1 million, which were used to repay approximately $165.7 million of the outstanding principal balance of the NOIP Floating Rate Loan (defined below) and approximately $3.4 million of the outstanding principal balance of the mezzanine loans related to the NOIP Portfolio. We recognized an impairment loss on this sale of approximately $5.5 million, consisting primarily of closing costs, commissions, fees and transfer taxes, and the write off of related deferred financing costs.

Cottonwood Drive Office Property Disposition

On October 28, 2010, we sold an office property located in the Silicon Valley market, which we acquired with the NOIP portfolio, to a third party for approximately $24.1 million. We received net proceeds from the disposition of approximately $23.5 million, which were used to repay approximately $14.1 million of the outstanding principal balance of the NOIP Floating Rate loan. We recognized an impairment loss on this sale of approximately $2.6 million, consisting primarily of closing costs, commissions, and fees.

Rue Ferrari Office Property Disposition

On December 2, 2010, we sold an office property located in the Silicon Valley, California market that we acquired with the NOIP Portfolio, to an unaffiliated third party for approximately $18.3 million. The property aggregated approximately 286,000 net rentable square feet. We financed approximately 90% of the purchase price of the property with a carryback loan and have classified the related mortgage note receivable as a debt related investment in our accompanying balance sheets. See Note 4 for additional discussion of the resulting debt related investment. We received net proceeds from the disposition of approximately $1.8 million from the buyer, which were used to partially repay approximately $16.8 million of the outstanding principal balance of the NOIP Floating Rate Loan (defined below). We recognized an impairment loss on the sale of approximately $4.4 million. We may participate in residual profits realized by the buyer related to the buyer’s possible disposition of the property. Such profit participation would base upon the net proceeds that the buyer would realize in excess of the price at which we sold the property to the buyer. Any such profit participation is not guaranteed by the buyer and we cannot assert any degree of certainty that the buyer will execute a sale of the property for a profit or at all.

Greensboro Office Property

We previously held a mezzanine loan investment that was secured by 100% of the equity of an entity that owned a fee interest in an office property located in the Washington D.C. market (the “Greensboro Office Park”) which was encumbered by a related senior mortgage note with an unpaid principle balance of approximately $108.9 million with a stated annual interest rate of 6.3%. We had fully reserved the value of the mezzanine loan which had an amortized cost basis of approximately $17.3 million as of June 30, 2010. During the year ended December 31, 2010, we obtained additional information regarding the fair value of the office property and reversed $13.7 million of the provision for loan loss that we had previously recorded. Subsequently, we foreclosed and took possession of our collateral (i.e. we took ownership of the entity owning the office property). Prior to December 31, 2010, we sold the property for a gross purchase price of approximately $125.3 million, transferred the related mortgage debt to an unaffiliated third party and realized net proceeds of $13.7 million, resulting in no gain or loss upon disposition.

Sovereign Joint Venture Assets Disposition

During the year ended December 31, 2010, we completed the sale of four retail real estate assets comprising approximately 31,000 net rentable square feet, all of which were leased to one tenant (the “Sovereign Portfolio”), for net proceeds of approximately $12.6 million. The Sovereign Portfolio originally included five retail assets when it was purchased in September 2007, and one of the assets was sold prior to the year ended December 31, 2010. We recognized a loss on the sale of these assets during the year ended December 31, 2010 of approximately $358,000, consisting primarily of closing costs, commissions, fees and transfer taxes.

Income and expenses attributable to discontinued operations are summarized as follows (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Revenue from discontinued operations	$7,582	$1,285	$466
Expenses from discontinued operations	(4,475)	(446)	(249)
Depreciation and amortization	(1,659)	(196)	(38)

Income from discontinued operations	1,448	643	179

Impairment (loss) gain on disposition, net of taxes	(10,844)	-	282

Discontinued operations	$(9,396)	$643	$461

Future Minimum Rentals

Future minimum rentals to be received under non-cancelable operating and ground leases in effect as of December 31, 2010, are as follows (amounts in thousands).

For years ended December 31,	Future Minimum Rentals
2011	$209,467
2012	203,421
2013	188,803
2014	171,862
2015	155,265
Thereafter	520,925

Total	$1,449,743

The table above does not reflect future rental revenues from the potential renewal or replacement of existing and future leases and excludes property operating expense reimbursements and assumes no early termination of leases.

Pro Forma Financial Information (Unaudited)

The following table has been prepared to provide estimated pro forma information for the years ended December 31, 2010 and 2009 with regards to our acquisition of the NOIP Portfolio and the related financing, as well as the subsequent disposition of certain assets within the NOIP Portfolio. This pro forma information includes the amounts included in revenues and net income (loss) since our acquisition of the NOIP Portfolio on June 25, 2010 and our estimate of the pro forma impact that the acquisition of each respective property would have had on our revenues and net income (loss) had we acquired these properties as of January 1, 2010 for the year ended December 31, 2010, and January 1, 2009 for the year ended December 31, 2009.

This pro forma information may not be indicative of the results that actually would have occurred if these transactions had been made as of January 1, 2010 or 2009, nor does it purport to represent the results of operation for future periods. The accompanying pro forma information does not contemplate certain amounts that are not readily determinable, such as additional general and administrative expenses and other related items (amounts in thousands, except for per share information).

	For the Years Ended December 31,
	2010		2009
	Revenue (1)	(Loss) Income from Continuing Operations	Revenue (1)	(Loss) Income from Continuing Operations
Actual historical operating results (2)	$226,201	$(13,011)	$152,574	$(47,724)
Supplemental pro forma adjustment for 2010 property acquisitions (3)	48,831	7,184	106,996	(16,064)

Pro forma operating results	$275,032	$(5,827)	$259,570	$(63,788)

Pro forma operating results per basic and diluted common share		$(0.03)		$(0.35)

(1)	Historical revenue includes equity in earnings of an unconsolidated joint venture.

(2)	Amounts included in our actual historical operating results include $58.2 million of total revenue and a loss of approximately $22.5 million that were attributable to the NOIP Portfolio acquisition for the year ended December 31, 2010. Historical results presented do not include income or loss from discontinued operations.

(3)

Supplemental pro forma adjustment includes our estimate of incremental rental revenue, rental expense, depreciation and amortization expense, asset management fees, acquisition-related expenses, net of other gains and interest expense that we may have incurred had the NOIP Portfolio acquisition been made on January 1, 2010, for the year ended December 31, 2010, and January 1, 2009, for the year ended December 31, 2009. As part of this consideration, acquisition-related expenses, net of other gains of approximately $18.2 million have been added back to our 2010 pro forma adjustment. Pro forma adjustments for 2010 acquisitions include depreciation expense of approximately $33.5 million and $69.2 million for the years ended December 31, 2010 and 2009, respectively. This supplemental pro forma adjustment does not include amounts for the six industrial properties and two office properties that were acquired with the NOIP Portfolio and sold during the year ended December 31, 2010.

4.	DEBT RELATED INVESTMENTS

As of December 31, 2010, we had approximately $217.5 million in debt related investments. The following table describes our debt related investments as of December 31, 2010 and 2009 (dollar amounts in thousands).

	Number of Investments as of		Net Investment (1) as of		Weighted Average Maturity in Years (2)
Investment Type	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Mortgage notes	6	2	$160,589	$68,634	2.7
B-notes	4	4	36,950	51,932	2.2
Mezzanine debt	1	2	19,953	19,946	6.0

Subtotal	11	8	217,492	140,512	2.9

Unconsolidated joint venture (3)	0	1	—	17,386	N/A

Total	11	9	$217,492	$157,898	2.9

(1)	Amount presented is net of accumulated accretion, amortization of discounts and premiums and allowances for loss on our debt related investments.

(2)	As of December 31, 2010 and weighted by relative investment amounts.

(3)	As of December 31, 2009, one of our debt related investments was accounted for as an unconsolidated joint venture using the equity method per guidance established pursuant to Accounting Standards Codification (“ASC”) Topic 323, Investments: Equity Method and Joint Ventures. We included this equity method investment in our debt related investments operating segment as the terms of our investment are similar to our other debt related investments. This equity method investment was repaid in full as of December 31, 2010.

The following table describes our debt related income, including equity in earnings of an unconsolidated joint venture, for the years ended December 31, 2010, 2009 and 2008 (dollar amounts in thousands).

Investment Type	2010	2009	2008	Weighted Average Yield as of December 31, 2010 (1)
Mortgage notes	$8,610	$3,277	$2,346	8.6%
B-notes	3,884	3,059	3,947	6.8%
Mezzanine debt	2,467	3,676	3,083	10.5%

Subtotal	14,961	10,012	9,376	8.4%
Unconsolidated joint venture	941	2,210	586	0.0%

Total	$15,902	$12,222	$9,962	8.4%

(1)	Weighted average yield is calculated on an unlevered basis using the amount invested, current interest rates and accretion of premiums or discounts realized upon the initial investment for each investment type as of December 31, 2010. For loans where we are not currently receiving income we have assumed a weighted average yield of 0%. Yields for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of December 31, 2010 for purposes of this table.

The following table describes our debt investment activity, including our investment in and disposition of an unconsolidated joint venture, for the years ended December 31, 2010, 2009 and 2008 (amounts in thousands).

	Year Ended December 31,
	2010	2009	2008
Debt Investments:
Balance at January 1	$157,898	$106,381	$104,091
Investments (1)	92,085	68,347	37,157
Principal repayments	(31,195)	-	(35,247)
Amortization	(18)	509	380
Provision for loan loss	(1,278)	(17,339)	-

Balance at December 31	$217,492	$157,898	$106,381

(1)	2010 activity includes non-cash loan of $16.5 million.

Debt Related Investment and Repayment Activity

As of December 31, 2010, nine of our 11 debt related investments were interest only. Ten of the 11 were not subject to any delinquent principal or interest payments. Five of our debt related investments (those structured as mezzanine debt or B-notes) are subordinate to more senior positions with respect to the underlying collateral. The following table summarizes our debt related investments as of December 31, 2010 (dollar amounts in thousands).

Description	Region	Interest Rate Fixed or Variable	Interest Rate as of December 31, 2010 (1)	Maturity Date (2)	Face Amount of Debt (3)	Amount of Debt Related Investments
Mortgage note	Northeast	Variable	6.0%	1/8/2014	$43,500	$44,570
Mortgage note	Pacific	Fixed	9.0%	12/2/2015	16,470	16,470
Mortgage note	Pacific	Fixed	7.5%	10/8/2014	17,000	17,491
Mortgage note	Mid-Atlantic	Fixed	7.1%	4/8/2013	13,124	13,365
Mortgage note (4)	Southwest	Fixed	11.0%	7/31/2012	65,000	64,829
Mortgage note	Pacific	Fixed	8.0%	1/8/2015	3,773	3,864
B-note	Mountain	Variable	3.5%	8/6/2011	13,947	13,947
B-note (5)	Pacific	Fixed	0.0%	1/1/2011	3,000	-
B-note (6)	Southwest	Fixed	10.7%	11/1/2016	15,000	3,003
B-note	Pacific	Variable	7.3%	1/9/2012	20,000	20,000
Mezzanine debt	Southwest	Fixed	10.5%	1/1/2017	20,000	19,953

Total/weighted average			8.4%		$230,814	$217,492

(1)	Rates for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of December 31, 2010 for purposes of this table.

(2)	Reflects the initial maturity of the investment or any exercised options to extend and does not consider any future options to extend that are at the discretion of the borrower.

(3)	Reflects the principal amount of the debt investment outstanding which is net of principal repayments.

(4)	The Westin-Galleria Loan (defined below) was repaid in full subsequent to December 31, 2010.

(5)	We have recorded a provision for loan loss of $3.0 million related to this B-note investment as of December 31, 2010, and we have assumed a yield of 0%.

(6)	We have recorded a provision for loan loss of $12.0 million related to this B-note investment as of December 31, 2010. The borrower under this B-note investment is still current with all debt service payments to us.

Liberty Avenue Debt Investment Repayment

During the year ended December 31, 2010, we received full repayment of an indirect interest in a debt investment, which was structured as a redeemable preferred equity investment (the “Liberty Avenue Debt Investment”). The repayment of the Liberty Avenue Debt Investment resulted in a net decrease in our investment in unconsolidated joint venture for the year ended December 31, 2010 of approximately $17.4 million. The repayment of the Liberty Avenue Debt Investment was comprised of a principal repayment of $17.0 million plus an exit fee of approximately $170,000 and the payment of accrued interest of approximately $242,000. This investment was included on our balance sheet as an investment in an unconsolidated joint venture as of December 31, 2009.

Debt Related Investments

The following table describes our debt-related investments originated during the year ended December 31, 2010 (dollar amounts in thousands).

	Market	Investment Type	Collateral Type	Date of Investment	Loan amount	Interest Rate (1)	Maturity
Investment
Dulles Creek	Washington DC	Mortgage note	Office	4/8/10	$13,200	7.1%	4/8/2013
Bamboo Commerce Center	Honolulu, HI	Mortgage note	Industrial	10/12/10	17,000	7.5%	10/8/2014
Rue Ferrari	Silicon Valley, CA	Mortgage note	Office	12/2/10	16,470	9.0%	12/2/15
Chelsea Doubletree Hotel	New York, NY	Mortgage note	Hospitality	12/31/10	43,500	6.0%	1/8/2014

Total / weighted average					$90,170	7.0%

(1)	The stated interest rate for floating rate borrowings is based upon the applicable LIBOR rate as of December 31, 2010.

Provision for loan losses

Greensboro

During the year ended December 31, 2010, we foreclosed on an office property in the Washington D.C. market that served as the collateral for a mezzanine loan structured debt investment. As of December 31, 2009, we had fully reserved the amortized basis in this debt investment. During the year ended December 31, 2010, we partially reversed a previously recorded provision for loan loss related to this investment, based on our estimation of the increase in the fair value of the underlying collateral. Prior to December 31, 2010, we disposed of this property for net proceeds that approximated the fair value of the Greensboro Office Park. See Note 3 for details of our accounting for this investment and additional details.

During the year ended December 31, 2010, we recognized provision losses of approximately $15.0 million related to two of our debt related investments due to our determination that there has been or it is probable that there will be a disruption of cash flows, in timing or amount, and the resulting estimate of our investments was less than our carrying value.

5.	DEBT OBLIGATIONS

We use and intend to continue to use debt as a means of financing a portion of our investments. As of December 31, 2010 and 2009, we had outstanding debt obligations of approximately $1.6 billion and $841.0 million, respectively. These borrowings were comprised of mortgage notes as of December 31, 2010 and 2009 of approximately $1.5 billion and $827.6 million, respectively, and other secured borrowings of approximately $126.8 million and $13.4 million, respectively.

Borrowings

The following table describes our borrowings in more detail as of December 31, 2010 and 2009 (dollar amounts in thousands).

	Weighted Average Stated Interest Rate as of		Outstanding Balance as of (1)		Gross Investment Amount Securing Borrowings as of
	2010	2009	2010	2009	2010	2009
Fixed rate mortgages	5.8%	6.0%	$1,087,377	$764,967	$2,006,437	$1,322,177
Floating rate mortgages (2)	4.0%	2.0%	378,578	62,647	783,157	86,316

Total mortgage notes	5.3%	5.7%	1,465,955	827,614	2,789,594	1,408,493
Repurchase facility	3.5%	-	99,990	-	144,101	-
Other secured borrowings (3)	5.5%	1.4%	26,835	13,352	-	63,894

Total other secured borrowings	4.0%	1.4%	126,825	13,352	144,101	63,894

Total	5.2%	5.6%	$1,592,780	$840,966	$2,933,695	$1,472,387

(1)	Amounts presented are net of unamortized discounts to the face value of our outstanding fixed-rate mortgages of $5.2 million and $6.2 million as of December 31, 2010 and 2009, respectively.

(2)	As of December 31, 2010 and 2009, floating-rate mortgage notes were subject to interest rates at spreads of 1.40% to 3.50% over one-month LIBOR, certain of which are subject to a 1.0% LIBOR floor.

(3)	As of December 31, 2010, other secured borrowings consisted of mezzanine loan financing obtained from the seller of the NOIP Portfolio.

As of December 31, 2010, 19 mortgage notes were interest only and 24 mortgage notes were fully amortizing with outstanding balances of approximately $838.3 million and $627.6 million, respectively. None of our mortgage notes are recourse to us. Four of our mortgage notes with an aggregate outstanding principal balance as of December 31, 2010 of approximately $62.7 million have initial maturities before December 31, 2011. One of these notes with an outstanding principal balance as of December 31, 2010 of approximately $46.5 million has an extension option beyond December 31, 2011. This extension option is subject to certain lender covenants and restrictions that we must meet to extend this maturity date. We currently have not determined whether we will exercise our option to extend the note and we cannot assert with any degree of certainty that we will meet the requirements to extend the note upon the initial maturity date of this mortgage note.

As of December 31, 2010, we had defaulted on a principal maturity payment related to one mortgage note borrowing collateralized by an office property that we hold in a joint venture in which we are not the managing partner located in the Silicon Valley, California market. This asset was assessed for impairment, which led to us recording an impairment, which is discussed in more detail in Note 3 to these financial statements. In addition, as of December 31, 2010, we had defaulted on monthly debt service payments related to another mortgage note borrowing collateralized by another office property that we hold in a joint venture in which we are not the managing partner located in the Silicon Valley, California market. We have engaged in discussions with the respective lenders of both mortgage notes in an effort to seek a loan modification or other resolution that would be mutually agreeable to both parties. As of the date of this report, no resolutions had been finally determined. With the exception of customary “carve-outs,” these loans are not recourse to us, therefore only our equity investment in such properties are at risk of loss. These defaults do not impact our remaining debt covenants.

We were in compliance with all financial debt covenants as of December 31, 2010.

Borrowing Activity

During the year ended December 31, 2010, we incurred significant additional borrowings due to our acquisition of the NOIP Portfolio, resulting in incurrence of approximately $858.6 million, before subsequent repayment of approximately $277.7 million. We also incurred additional debt secured by certain of our previously unencumbered real properties and entered into a repurchase facility, under which we borrowed approximately $100.0 million, secured by certain of our debt related investments, and incurred approximately $111.0 million in new mortgage debt secured by our existing properties. During the year ended December 31, 2009, we obtained or assumed approximately $113.7 million in new mortgage debt financing that was comprised of four mortgage notes secured by eight real properties.

The following tables summarizes certain critical terms related to these borrowings as of December 31, 2010 (dollar amounts in thousands).

Borrowing	Lender	Loan Amount, After Principal Repayments	Amortizing/ Interest Only (1)	Fixed/ Floating Rate	Stated Interest Rate (2)	Maturity Date
Senior Mortgage Fixed Rate Financing:
Harborside	NY Life	$123,814	Amortizing	Fixed Rate	5.50%	December 2016
NOIP Fixed Rate Loan	Wells Fargo Bank/ Bank of America	183,874	Amortizing	Fixed Rate	5.46%	July 2020
Campus Road Office Center	NY Life	35,000	Interest Only	Fixed Rate	4.75%	July 2015

Subtotal/Weighted Average		342,688			5.40%
Senior Mortgage Floating Rate Financing:
NOIP Floating Rate Loan	Wells Fargo	246,413	Interest Only	Floating	4.50%	July 2012
New England Retail Portfolio Loan	Wells Fargo	64,600	Interest Only	Floating	4.45%	July 2012
Park Place	Wells Fargo	11,365	Interest Only	Floating	3.16%	August 2013

Subtotal/Weighted Average		322,378			4.44%
Mezzanine Loan Financing:
Tranche 1	iStar Financial	26,835	Amortizing	Fixed Rate	5.46%	June 2015
Tranche 2 (3)	iStar Financial	-	Interest Only	Fixed Rate	10.00%	N/A
Tranche 3 (3)	iStar Financial	-	Interest Only	Fixed Rate	10.00%	N/A

Subtotal/Weighted Average		26,835			5.46%
Other Secured Borrowings:
Repurchase Facility	Wells Fargo	99,990	Amortizing	Floating	3.47%	June 2013

Total Borrowings		$791,891			4.77%

(1)	Contractual principal payments during the year ended December 31, 2010 have reduced outstanding balances on our amortizing loans.

(2)	The stated interest rate for floating rate borrowings is based upon the applicable LIBOR rate as of December 31, 2010.

(3)	During the year ended December 31, 2010, we repaid all amounts borrowed under tranches 2 and 3 of our mezzanine loans.

The following discussion provides further detail of the borrowings summarized in the above table. Certain of these borrowings include restrictions, covenants, customary market carve-outs and/or guarantees by us. Certain financial covenants referenced below include tests of our general liquidity and debt servicing capability as well as certain collateral specific performance and valuation ratios. Specifically, we are required by certain of our borrowing arrangements to maintain the following financial covenants: (i) an interest coverage ratio of 1.75 to 1.00 or higher, (ii) a fixed charge coverage ratio of 1.50 to 1.00 or higher, (iii) a leverage ratio not to exceed 75%, (iv) a minimum liquidity of $10.0 million and (v) a minimum tangible net worth of $750.0 million. As of December 31, 2010, we were in compliance with all of these financial covenants.

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

Harborside and NOIP Fixed Rate Loan

On June 25, 2010, we entered into two senior mortgage fixed rate amortizing loans to partially finance our acquisition of the NOIP Portfolio for which we received loan proceeds of $125.0 million from New York Life Insurance Company (the “Harborside Loan”) and $185.0 million from Wells Fargo Bank, National Association and Bank of America, National Association (the “NOIP Fixed Rate Loan”). The Harborside Loan is secured by one office property included in the NOIP Portfolio located in the Northern New Jersey market. The Harborside Loan matures in December 2016, includes two one-year extension options, subject to certain provisions and bears interest at 5.50% during the initial term. The Harborside Loan is nonrecourse to us during the initial term of the loan, subject to customary market carve-outs. However, the Harborside Loan may have limited recourse to us during the extension period subject to certain provisions. The NOIP Fixed Rate Loan is secured by 14 office and industrial properties included in the NOIP Portfolio and matures in July 2020. The NOIP Fixed Rate Loan bears interest at approximately 5.46% and is nonrecourse to us or our Operating Partnership, subject to customary market carve-outs. The Harborside Loan and the NOIP Fixed Rate Loan both contain certain restrictions and covenants that are customary for loans of this nature, including certain restrictions regarding change in control of the underlying collateral and/or borrowers and certain financial covenants with which we and/or the underlying borrowing entities must comply. Due to contractual amortization, we have paid down approximately $1.2 million of the outstanding balance of the NOIP Fixed Rate Loan and approximately $1.2 million of the outstanding balance of the Harborside Loan.

During the year ended December 31, 2010, we paid a fee of approximately $3.7 million related to a borrowing commitment under the NOIP Fixed Rate Loan that we terminated resulting in a related termination fee. The amount is classified as loss on financing commitments in the accompanying financial statements.

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

NOIP Floating Rate Loan

On June 25, 2010, we entered into a senior floating rate loan (the “NOIP Floating Rate Loan”) with Wells Fargo Bank, National Association to partially finance our acquisition of the NOIP Portfolio. We received loan proceeds of approximately $443.0 million from the NOIP Floating Rate Loan. The NOIP Floating Rate Loan bears interest at 3.5% over the one month LIBOR rate, subject to a 1.00% LIBOR floor, resulting in an interest rate of 4.50% as of December 31, 2010. The NOIP Floating Rate Loan was originally secured by 17 office and industrial properties included in the NOIP Portfolio. The outstanding balance at December 31, 2010 was secured by nine office properties. The initial term of the NOIP Floating Rate Loan matures in July 2012 and includes three one-year extension options that are subject to certain provisions for which we must qualify. In addition to standard nonrecourse carve-outs, the NOIP Floating Rate Loan provides for limited recourse to our Operating Partnership. The NOIP Floating Rate Loan contains restrictions and covenants that include certain restrictions regarding change in control of the underlying collateral and/or borrower and certain financial covenants with which we and/or the underlying borrowing entities must comply. Such financial covenants include compliance requirements based upon measurement thresholds related to our net worth and debt service paying capacity. Upon the sale of certain properties securing the loan, we repaid approximately $196.6 million of outstanding borrowings under the NOIP Floating Rate Loan.

New England Retail Portfolio Debt Financing

On June 24, 2010, we entered into a financing agreement with Wells Fargo Bank, National Association that is secured by ten previously unencumbered retail real properties located in the New England market for which we received initial loan proceeds of $49.7 million. Subsequent to the initial borrowing, we received additional loan proceeds of $14.9 million secured by a previously encumbered property where we repaid the previous loan, for total proceeds under the financing agreement of $64.6 million. This financing consists of one interest only, floating rate mortgage note that bears interest at 3.45% over the one month LIBOR rate, subject to a 1.00% LIBOR floor, resulting in an interest rate of 4.45% as of December 31, 2010. This loan matures in July 2012 and includes three one-year extension options that are subject to certain provisions for which we must qualify. This loan is nonrecourse to us or our Operating Partnership, subject to customary market carve-outs. This loan contains restrictions and covenants that are customary for loans of this nature, including certain restrictions regarding change in control of the underlying collateral and/or borrower and certain financial covenants with which we and/or the underlying borrowing entities must comply.

Other Secured Borrowings

Mezzanine Loan Financing

On June 25, 2010, we entered into two mezzanine loans with the Sellers (collectively referred to as the “Mezzanine Loans”) to partially finance our acquisition of the NOIP Portfolio. The Mezzanine Loans totaled approximately $105.6 million and were originally secured by our equity interests in 31 of the 32 properties included in the NOIP Portfolio. The outstanding balance at December 31, 2010 was secured by our equity interest in 14 of the properties purchased in the NOIP Portfolio. The Mezzanine Loans include (i) a tranche for an amount of $27.0 million that bears interest at approximately 5.46%, requires monthly amortization payments (based upon a 30 year amortization schedule) and matures in June 2020, (ii) a second, interest only, tranche for an amount of approximately $12.4 million that bore interest at a rate of 10.00% that was subsequently repaid, and (iii) a third, interest only, tranche for an amount of approximately $66.2 million that bore interest at 10.00% that was subsequently repaid. We anticipate that the effective maturity dates for the above tranches will be June 2015, June 2013 and June 2013, respectively, due to the Sellers ability to put the mezzanine loans to us at their option on those dates. The Mezzanine Loans, through the Sellers’ rights to exercise their put option, are enforceable against our Operating Partnership. The Mezzanine Loans contain restrictions and covenants that are customary for loans of this nature, including certain restrictions regarding change in control of the underlying collateral and/or borrower.

During the year ended December 31, 2010, we repaid the second and third interest-only tranches of the Mezzanine Loans. As of December 31, 2010, we owed approximately $26.8 million on the amortizing tranche described above. Related to these payoffs, we incurred a loss of approximately $182,000 in early payoff penalties that is classified as loss on financing commitments in the accompanying financial statements.

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

In connection with the Repo Seller’s entry into the Repo Facility, on June 25, 2010, Repo Seller transferred to Buyer three of our senior mortgage debt investments for proceeds of approximately $61.5 million, and, in two transactions during the three months ended December 31, 2010, we transferred two additional senior mortgage debt investments for proceeds of approximately $38.6 million, all under the Repo Facility, and the weighted average pricing rate associated with these Transactions is LIBOR plus 321 basis points, resulting in an all-in rate as of December 31, 2010 of 3.47%.

This transaction is treated as a debt financing transaction, as we (the seller), can cause the buyer to return the assets sold at any time during the life of the Repo Facility.

Loan Cost Amortization

Our interest expense for the years ended December 31, 2010, 2009 and 2008, includes approximately $2.5 million, $1.7 million and $1.7 million for the amortization of loan costs, respectively. Included in these amounts are approximately $560,000, $679,000 and $676,000, respectively, for the amortization of loan costs related to our financing obligations. See Note 7 for additional details of loan costs associated with our financing obligations.

Debt Maturities

The following table sets forth contractual scheduled maturities of our debt as of December 31, 2010 (dollar amounts in thousands).

Year Ending December 31,	Number of Borrowings Maturing (1)	Outstanding Balance (2) (3) (4)
2011	4	$73,913
2012	3	344,678
2013	2	124,779
2014	2	92,092
2015	7	164,770
2016	14	310,349
2017	8	308,371
2018	0	4,999
2019	0	5,292
2020	1	157,944
Thereafter	3	10,772

Total	44	$1,597,959

(1)	Borrowings presented include other secured borrowings of approximately $100.0 million related to our master repurchase facility account, which matures in June 2013 and is subject to two one-year extensions and mezzanine borrowings of approximately $26.8 million, which mature in June, 2015.

(2)	Of the outstanding principal balances of borrowings maturing in 2011, approximately $46.5 million are subject to extensions options beyond December 31, 2011 and approximately $16.2 million of our borrowings have maturity dates that cannot be extended beyond December 31, 2011. Borrowings that are subject to extension options are also subject to certain lender covenants and restrictions that we must meet to extend the initial maturity date. We currently cannot assert with any degree of certainty that we will qualify for these extensions upon the initial maturity date of these mortgage notes.

(3)	Outstanding balance represents expected cash outflows for contractual amortization and scheduled balloon payment maturities, and does not include our mark-to-market adjustment on assumed debt of approximately $5.2 million.

(4)	As of December 31, 2010, our mortgage notes and secured borrowings are secured by real properties and debt investments totaling approximately $2.9 billion.

6.	HEDGING ACTIVITIES

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

Cash Flow Hedges of Interest Rate Risk

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps and caps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium payment. In connection with the borrowing activity noted in Note 5, we entered into and plan to enter into certain interest rate derivatives with the goal of mitigating our exposure to adverse fluctuations in the interest payments on our one-month LIBOR-indexed debt.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges under Accounting Standards Codification Topic 815 (“ASC Topic 815”) is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the next 12 months, we estimate that approximately $2.6 million will be reclassified as an increase to interest expense related to terminated hedges of fixed rate debt, and we estimate that approximately $274,000 will be reclassified as an increase to interest expense related to active hedges of floating rate debt issuances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The table below presents a reconciliation of the beginning and ending balances of our accumulated other comprehensive loss related to the effective portion of our cash flow hedges as presented on our financial statements (amounts in thousands).

Accumulated Other Comprehensive Income
Beginning balance as of December 31, 2009:	$(23,383)
Amortization of interest expense	2,707
Change in fair value	(208)
Attribution of OCI to noncontrolling interests	(123)

Ending balance as of December 31, 2010:	$(21,007)

Fair Values of Derivative Instruments

The table below presents the gross fair value of our derivative financial instruments as well as their classification on our accompanying balance sheet as of December 31, 2010 and 2009 (amounts in thousands).

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of December 31, 2010 Fair Value	As of December 31, 2009 Fair Value	Balance Sheet Location	As of December 31, 2010 Fair Value	As of December 31, 2009 Fair Value
Derivatives designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets, net (1)	$54	$-	Other Liabilities	$(45)	$-

Total derivatives designated as hedging instruments under ASC Topic 815		54	-		(45)	-
Derivatives not designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets, net (1)	76	-	Other Liabilities	-	(28)

Total derivatives not designated as hedging instruments under ASC Topic 815		76	-		-	(28)
Total derivatives		$130	$-		$(45)	$(28)

(1)	Although our derivative contracts are subject to master netting arrangements which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheet.

Designated Hedges

As of December 31, 2010, we had three outstanding interest rate caps and three outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $154.0 million. As of December 31, 2009, we had one outstanding interest rate cap that was designated as a cash flow hedge of interest rate risk with a notional amount of $46.5 million, which matured in June 2010.

Undesignated Hedges

Derivatives not designated as hedges are not speculative and are used to hedge our exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a loss of approximately $240,000 and $61,000 for the year ended December 31, 2010 and 2009, respectively. As of December 31, 2010, we had one outstanding interest rate cap that was not designated as a hedge with a notional amount of approximately $336.0 million. This interest rate cap was recorded as an asset on financial statements with a fair value of approximately $76,000. As of December 31, 2009, we had one outstanding interest rate collar that was not designated as a hedge with a notional amount of $9.7 million and a fair value of approximately $28,000 recorded as a liability. The collar matured during the three months ended March 31, 2010.

Effect of Derivative Instruments on the Statement of Operations

The table below presents the effect of our derivative financial instruments on our accompanying statements of operations for the years ended December 31, 2010, and 2009 (amounts in thousands).

	For the Years Ended December 31,
	2010	2009
Derivatives Designated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts
Amount of gain or (loss) recognized in OCI (effective portion)	$(208)	$4,959
Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Interest expense	Interest expense
Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)	$(2,701)	$(2,279)
Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) on derivatives	Gain (loss) on derivatives
Amount of gain or (loss) recognized in income due to missed forecast (ineffective portion and amount excluded from effectiveness testing)	$(6)	$(9,551)

Derivatives Not Designated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts
Location of gain or (loss) recognized in income	Gain (loss) on derivatives	Gain (loss) on derivatives
Amount of gain (loss) recognized in income	$(239)	$1,553

7.	OUR OPERATING PARTNERSHIP’S PRIVATE PLACEMENTS

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

During the year ended December 31, 2010, we exercised our option to acquire, at fair value, approximately $58.8 million of previously sold fractional interests in three retail properties for approximately 5.9 million OP Units issued at a price of $10.00 per OP Unit in accordance with the purchase option agreement. The result of this activity was a net decrease in our financing obligations of approximately $58.9 million for the year ended December 31, 2010 and an increase in noncontrolling interest of approximately $53.4 million. This increase in noncontrolling interest comprised approximately $58.8 million in gross fractional interests acquired, less approximately $4.9 million of unamortized upfront costs associated with these fractional interest that were previously accounted for as deferred loan costs.

During the years ended December 31, 2010, 2009 and 2008, we incurred rent obligations of approximately $4.9 million, $5.8 million and $6.1 million, respectively, under our lease agreements with the investors who have participated in our Operating Partnership’s private placements. Future lease payments relate to real properties with a gross investment amount of approximately $64.1 million included in our real property investments on the balance sheet as of December 31, 2010. The various lease agreements in place as of December 31, 2010 contained expiration dates ranging from June 2019 to September 2022. As of December 31, 2010, the future minimum amount due to us under non-cancellable subleases with third party tenants was approximately $20.1 million as of December 31, 2010. The following table sets forth the future minimum rental payments due to investors under the various lease agreements associated with our private placement offerings, assuming we do not exercise our option to acquire the properties (amounts in thousands).

For years ended December 31,	Future Minimum Rental Payments
2011	$4,042
2012	4,091
2013	4,141
2014	4,133
2015	4,331
Thereafter	26,521

Total	$47,259

8.	FAIR VALUE DISCLOSURES

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

The table below presents certain of our assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, aggregated by the level in the fair value hierarchy within which those measurements fall as defined above (amounts in thousands). There were no transfers between Levels 1 and 2 during the year ended December 31, 2010.

	Level 1	Level 2	Level 3	Total
As of December 31, 2010:
Assets
CMBS and CRE-CDOs	$-	$-	$3,981	$3,981
Derivative instruments	-	130	-	130

Total assets	-	130	3,981	4,111
Liabilities
Derivative instruments	$-	$(45)	$-	$(45)

As of December 31, 2009:
Assets
Preferred equity	$63,894	$-	$-	$63,894
CMBS and CRE-CDOs	-	-	8,792	8,792

Total assets	63,894	-	8,792	72,686
Liabilities
Derivative instruments	$-	$(28)	$-	$(28)

The table below presents a reconciliation of the beginning and ending balances of certain of our assets having fair value measurements based on significant unobservable inputs (Level 3), and our derivative instruments, between December 31, 2009 and December 31, 2010 (amounts in thousands).

	CMBS and CRE-CDOs	Derivative Instruments
Beginning balance as of December 31, 2009	$8,792	$(28)
Included in net income (loss)	(6,810)	(345)
Included in other comprehensive income (loss)	1,999	(108)
Purchases, issuances and settlements	-	566

Total change in fair value	$(4,811)	$113
Transfers in and/or out of Level 3	-	-

Ending balance as of December 31, 2010	$3,981	$85

Fair Value Estimates of Investments in Real Estate Securities

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

Fair Value Estimates of Derivative Instruments

We have used interest rate swaps, zero cost collars and purchased interest rate caps to manage interest rate risk. The values of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis of the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The valuation methodologies are segregated into two categories of derivatives: (i) interest rate swaps and (ii) zero cost collars/ purchased interest rate caps.

Interest Rate Swaps — Both spot starting and forward starting swaps are considered and measured at fair value similarly. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (i.e. forward curves) derived from observable market interest rate curves.

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

The majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with our derivative instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of potential default by us and our counterparties. As of December 31, 2010, we had assessed the significance of the impact of the credit valuation adjustments and had determined that it was not significant to the overall valuation of our derivative instruments. As a result, we have determined that all of our derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.

Nonrecurring Fair Value Measurements

During the year ended December 31, 2010, we recognized an impairment loss related to an office property in the accompanying statements of operations. The impairment was based on our determination that future cash flows from the property were highly uncertain and insufficient to cover the carrying amount of the property as of December 31, 2010. We consider the Level 3 inputs used in determining the fair value of this real property investment to be significant. As such, this investment falls under the Level 3 category of the fair value hierarchy.

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

We are required to disclose the fair value of our financial instruments for which it is practicable to estimate the value. The fair value of a financial instrument is the amount at which such financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive our estimated fair value using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise and changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In that regard, the fair value estimates may not be substantiated by comparison to independent markets, and in many cases, may not be realized in immediate settlement of the instrument. See Note 8 for further discussion of our determination of fair values in inactive markets and the corresponding application of the fair value hierarchy.

The fair values estimated below are indicative of certain interest rate and other assumptions as of December 31, 2010 and 2009, and may not take into consideration the effects of subsequent interest rate or other assumption fluctuations, or changes in the values of underlying collateral. The fair values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate their carrying values because of the short-term nature of these instruments. In addition, we determined that the fair value of our floating rate other secured borrowings approximate their carrying values as of December 31, 2010 and 2009, since the floating rates on the balances approximate market rates.

The carrying amounts and estimated fair values of our other financial instruments as of December 31, 2010 and 2009 were as follows (amounts in thousands).

	As of December 31, 2010		As of December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Investments in real estate securities	$3,981	$3,981	$72,686	$72,686
Fixed-rate debt related investments, net	138,975	139,634	106,562	103,691
Floating-rate debt related investments, net	78,517	72,854	33,950	30,328
Derivative instruments	130	130	-	-

Liabilities:
Fixed-rate mortgage notes and other secured borrowings	$1,087,377	$1,147,001	$764,967	$723,005
Floating-rate mortgage notes	378,578	378,578	61,202	61,202
Fixed-rate other secured borrowings	26,835	26,835	-	-
Derivative liabilities	45	45	28	28

See Note 8 for details regarding methodologies and key assumptions applied to determining the fair value of our investments in real estate securities and derivative liabilities. The methodologies used and key assumptions made to estimate fair values of the other financial instruments described in the above table are as follows:

Debt Related Investments — The fair value of our fixed-rate debt investments as of December 31, 2010 and 2009 was estimated using a discounted cash flow analysis that utilized estimates of scheduled cash flows and discount rates estimated to approximate those that a willing buyer and seller might use.

Mortgage Notes — The fair value of our fixed-rate mortgage notes as of December 31, 2010 and 2009 was estimated using a discounted cash flow analysis, based on our estimate of market interest rates. Credit spreads relating to the underlying instruments are based on unobservable Level 3 inputs, which we have determined to be our best estimate of current market spreads of similar instruments.

10.	NONCONTROLLING INTERESTS

Our noncontrolling interests consist of three components: (i) joint venture partnership interests held by our partners, (ii) OP Units held by third parties and (iii) Special Units held by the parent of our Advisor. The following table summarizes noncontrolling interest balances as of December 31, 2010 and 2009 in terms of cumulative contributions, distributions and cumulative allocations of net income (loss) (amounts in thousands).

	As of December 31, 2010	As of December 31, 2009
OP Units:
Contributions	$116,897	$63,527
Distributions	(12,646)	(6,917)
Share of net loss	(9,390)	(8,062)
Share of comprehensive loss	2,318	3,481

Subtotal	97,179	52,029
Joint Venture Partner Interests:
Contributions	35,617	35,383
Distributions	(15,676)	(13,328)
Share of net loss	(2,890)	(2,514)

Subtotal	17,051	19,541
Special Units:
Contributions	1	1
Distributions	-	-
Share of net loss	-	-

Subtotal	1	1

Total	$114,231	$71,571

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

As of December 31, 2010 and December 31, 2009, we owned approximately 93.4% and 96.3% of our Operating Partnership, respectively, and the remaining interests in our Operating Partnership were owned by third-party investors and our Advisor. After a period of one year from the date of issuance, holders of OP Units may request the Operating Partnership to redeem their OP Units. We have the option of redeeming the OP Units with cash, shares of our common stock, or with a combination of cash and shares of our common stock. In May 2005, our Operating Partnership issued 20,000 OP Units to our Advisor for gross proceeds of $200,000, which represented less than a 0.1% ownership interest in our Operating Partnership as of December 31, 2010. In addition, as of December 31, 2010 and 2009, our Operating Partnership had issued approximately 12.8 million and 7.0 million OP Units, respectively, to third-party investors in connection with its private placement offerings, and such units had a maximum approximate redemption value of $128.1 million and $70.0 million, respectively, based on the most recent selling price of our common stock pursuant to a primary offering. During the year ended December 31, 2010, our Operating Partnership issued approximately 5.9 million OP units pursuant to our Operating Partnerships private placements. See Note 7 for more detail on our Operating Partnership’s private placements.

Joint Venture Partner Interests

Certain of our joint ventures are consolidated by us in the accompanying financial statements. Our joint venture partners’ interests in our consolidated partnerships are not redeemable. As a result, we classify our joint venture partners’ interests as noncontrolling interests.

Special Units

On May 4, 2005, the Operating Partnership issued 100 Special Units to the parent of our Advisor for consideration of $1,000. The holder of the Special Units does not participate in the profits and losses of the Operating Partnership. Amounts distributable to the holder of the Special Units will depend on operations and the amount of net sales proceeds received from real property and real estate securities dispositions or upon other events. In general, after holders of OP Units, in aggregate, have received cumulative distributions equal to their capital contributions plus a 6.5% cumulative, non-compounded annual pre-tax return on their net contributions, the holder of the Special Units and the holders of OP Units will receive 15% and 85%, respectively, of the net sales proceeds received by the Operating Partnership upon the disposition of the Operating Partnership’s assets. In addition, the Special Units will be redeemed by the Operating Partnership, resulting in a one-time payment, in the form of a promissory note, to the holder of the Special Units, upon the earliest to occur of the following events:

(1)	The listing of our common stock on a national securities exchange or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock; or

(2)	The termination or non-renewal of the Advisory Agreement, (i) for “cause,” as defined in the Advisory Agreement, (ii) in connection with a merger, sale of assets or transaction involving us pursuant to which a majority of our directors then in office are replaced or removed, (iii) by our Advisor for “good reason,” as defined in the Advisory Agreement, or (iv) by us or the Operating Partnership other than for “cause.”

There was no activity related to Special Unit holders during the years ended December 31, 2010, 2009, or 2008.

11.	STOCKHOLDERS’ EQUITY

Common Stock

On May 27, 2005, we filed a registration statement on Form S-11 with the Commission in connection with an initial public offering of our common stock, which was declared effective on January 27, 2006. As of the close of business on September 30, 2009, we terminated the primary portion of our public offering of shares of our common stock and ceased accepting new subscriptions to purchase shares of our common stock. However, we have offered and will continue to offer shares of common stock through the DRIP Plan. We have recently amended the DRIP Plan to offer shares of our common stock at the estimated per share value of our common stock that we announced pursuant to our obligations under FINRA regulations, which is currently $8.45 per share.

	Shares	Gross Proceeds	Commissions and Fees	Net Proceeds
Shares sold in the initial offering	114,742	$1,136,968	$(104,295)	$1,032,673
Shares sold in the follow-on offering	67,140	659,831	(55,332)	604,499
Shares sold pursuant to our distribution reinvestment plan in the initial offering	3,455	32,825	(309)	32,516
Shares sold pursuant to our distribution reinvestment plan in the follow-on offering	14,830	140,897	(447)	140,450
Shares repurchased pursuant to our share redemption program	(17,450)	(163,785)	(277)	(164,062)

Total	182,717	$1,806,736	$(160,660)	$1,646,076

During the years ended December 31, 2010 and 2009, approximately 5.5 million and 5.6 million shares of our common stock were issued, respectively, in connection with the DRIP Plan for net proceeds of approximately $52.1 million and $53.3 million, respectively.

Redemptions

During the years ended December 31, 2010 and 2009, we redeemed approximately 5.6 million and 5.6 million shares of common stock, respectively, pursuant to our share redemption program for approximately $54.1 million and $52.5 million, respectively.

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

During the years ended December 31, 2010 and 2009, we declared distributions to our common stockholders of approximately $110.4 million and $104.4 million, respectively. Of these amounts, for the years ended December 31, 2010 and 2009, approximately $59.8 million and $50.3 million, respectively, were paid or payable in cash and approximately $50.6 million and $54.1 million, respectively, were reinvested in shares of our common stock pursuant to the DRIP Plan.

The following table sets forth the distributions that have been paid and/or authorized as of December 31, 2010.

Quarter	Amount declared per Share/Unit (1)	Annualized Amount per Share / Unit (1)	Payment Date
2009
1st Quarter 2009	$0.1500	$0.60	April 15, 2009
2nd Quarter 2009	$0.1500	$0.60	July 15, 2009
3rd Quarter 2009	$0.1500	$0.60	October 15, 2009
4th Quarter 2009	$0.1500	$0.60	January 15, 2010
2010
1st Quarter 2010	$0.1500	$0.60	April 15, 2010
2nd Quarter 2010	$0.1500	$0.60	July 15, 2010
3rd Quarter 2010	$0.1500	$0.60	October 15, 2010
4th Quarter 2010	$0.1500	$0.60	January 14, 2011
2011
1st Quarter 2011	$0.1500	$0.60	April 15, 2011(2)

(1)	Assumes ownership of share or unit for the entire quarter.

(2)	Expected payment date.

Distribution Tax Characterization

Our distributions to stockholders are characterized for federal income tax purposes as (i) ordinary income, (ii) non-taxable return of capital, (iii) long-term capital gain or (iv) unrecaptured 1250 gain from certain depreciable properties. Distributions that exceed our current and accumulated tax earnings and profits constitute a return of capital for tax purposes rather than a dividend and reduce the stockholders’ basis in the common shares. To the extent that distributions exceed both current and accumulated earnings and profits and the stockholders’ basis in the common shares, they will generally be treated as a gain from the sale or exchange of our stockholders’ common shares. We notify stockholders of the taxability of distributions paid during the preceding year on an annual basis. The following table summarizes the information reported to investors regarding the taxability of distributions on common shares for the years ended December 31, 2010, 2009 and 2008.

	2010		2009		2008
Per Common Share	Per Share Amount	Percentage	Per Share Amount	Percentage	Per Share Amount	Percentage
Ordinary income	$0.16	25.99%	$0.11	18.31%	$0.29	48.85%
Non-taxable return of capital	0.44	74.01%	0.48	80.71%	0.31	51.15%
Long-term capital gain	-	0.00%	0.01	0.98%	-	0.00%
Unrecaptured 1250 gain	-	0.00%	-	0.00%	-	0.00%

Total	$0.60	100.00%	$0.60	100.00%	$0.60	100.00%

12.	RELATED PARTY TRANSACTIONS

Our Advisor

Our day-to-day activities are managed by our Advisor, an affiliate, under the terms and conditions of the Advisory Agreement. Our Advisor is considered to be a related party as certain indirect owners and employees of our Advisor serve as our executives. The responsibilities of our Advisor include the selection and underwriting of our real property and debt related investments, the negotiations for these investments, the asset management and financing of these investments and the selection of prospective joint venture partners. As of December 31, 2010 and 2009, we owed approximately $77,000 and $35,000, respectively, to our Advisor and affiliates of our Advisor for such services and reimbursement of certain expenses.

Acquisition Fees

Pursuant to the Advisory Agreement, we pay certain acquisition fees to our Advisor. For each real property acquired in the operating stage, the acquisition fee is an amount equal to 1.0% of our proportional interest in the purchase price of the property. For each real property acquired prior to or during the development or construction stage, the acquisition fee will be an amount not to exceed 4.0% of the total project cost (which will be the amount actually paid or allocated to the purchase, development, construction or improvement of a property exclusive of acquisition fees and acquisition expenses). Our Advisor also is entitled to receive an acquisition fee of 1.0% of the principal amount in connection with the origination or acquisition of any type of debt investment including, but not limited to, the origination of mortgage loans, B-notes, mezzanine debt, participating debt (including with equity-like features), non-traded preferred securities, convertible debt, hybrid instruments, equity instruments and other related investments. However, to the extent that such debt investments are originated or acquired pursuant to our agreement with our debt advisor, (defined below) such acquisitions fees may differ. See the section below titled “The Debt Advisor” for further discussion of these fees. Approximately $15.8 million in acquisition fees were earned by our Advisor during the year ended December 31, 2010, primarily related to the acquisition of the NOIP Portfolio. During the years ended December 31, 2009 and 2008, our Advisor earned approximately $3.0 million and $2.4 million, respectively, in acquisition fees.

Asset Management Fees

We also pay our Advisor an asset management fee pursuant to the Advisory Agreement in connection with the asset and portfolio management of real property, debt related investments and real estate securities. Our Advisor’s asset management fee is payable as follows:

Prior to the Dividend Coverage Ratio Date (as defined below):

For Direct Real Properties (as defined below), the asset management fee consists of (i) a monthly fee of one-twelfth of 0.50% of the aggregate cost (before noncash reserves and depreciation) of Direct Real Properties and (ii) a monthly fee of 6% of the aggregate monthly net operating income derived from all Direct Real Properties provided; however, that the aggregate monthly fee to be paid to our Advisor pursuant to these subclauses (i) and (ii) in aggregate shall not exceed one-twelfth of 0.75% of the aggregate cost (before noncash reserves and depreciation) of all Direct Real Properties.

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

“Direct Real Properties”: shall mean those real properties acquired directly by us without the advice or participation of a product specialist engaged by our Advisor.

“Dividend Coverage Ratio”: shall mean, as to any given fiscal quarter, the total amount of distributions made by us in that fiscal quarter divided by the aggregate funds from operations for that fiscal quarter.

“Dividend Coverage Ratio Date”: shall be the date on which our dividend coverage ratio has been less than or equal to 1.00 for two consecutive fiscal quarters.

“Product Specialist Real Properties”: shall mean those real properties acquired by us pursuant to the advice or participation of a product specialist engaged by our Advisor pursuant to a contractual arrangement.

In addition, both before and after the Dividend Coverage Ratio Date, the asset management fee for all real property assets (acquired both prior to and after the Dividend Coverage Ratio Date) includes a fee of 1.0% of the sales price of individual real property assets upon disposition. To date, we have not met the Dividend Coverage Ratio threshold. As such, as of December 31, 2010, we have and continue to pay our Advisor asset management fees pursuant to the asset management fee structure applicable to us prior to the Dividend Coverage Ratio Date.

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

For the years ended December 31, 2010, 2009 and 2008, our Advisor earned approximately $18.9 million, $12.9 million and $11.6 million in asset management fees, respectively.

Other Expense Reimbursements

We are also obligated, subject to certain limitations, to reimburse our Advisor for certain expenses incurred on our behalf for providing services contemplated in the Advisory Agreement (our Advisor utilizes its employees to provide such services and in certain instances that includes our named executive officers) provided that our Advisor does not receive a specific fee for the activities that generate the expenses to be reimbursed. For the years ended December 31, 2010, 2009 and 2008, we incurred approximately $1.4 million, $857,000 and $729,000, respectively, of these expenses, which we reimbursed to our Advisor. We record these reimbursements as general and administrative expenses in our statements of operations.

Product Specialists

In addition to utilizing its own management team, our Advisor has formed strategic alliances with recognized leaders in the real estate and investment management industries. These alliances are intended to allow our Advisor to leverage the organizational infrastructure of experienced real estate developers, operators and investment managers and to potentially give us access to a greater number of real property, debt related and real estate securities investment opportunities. The use of product specialists or other service providers does not eliminate or reduce our Advisor’s fiduciary duty to us. Our Advisor retains ultimate responsibility for the performance of all of the matters entrusted to it under the Advisory Agreement.

Our Advisor’s product specialists are and will be compensated through a combination of (i) reallowance of acquisition, disposition, asset management and/or other fees paid by us to our Advisor and (ii) potential profit participation in connection with specific portfolio asset(s) identified by them and invested in by us. We may enter into joint ventures or other arrangements with affiliates of our Advisor to acquire, develop and/or manage real properties. As of December 31, 2010, our Advisor had entered into joint venture and/or product specialist arrangements with two current affiliates (Dividend Capital Investments LLC and FundCore LLC) and one former affiliate (DCT Industrial Trust Inc.), as discussed below in more detail.

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

The Debt Advisor

In August 2009, our Advisor entered into a product specialist agreement (the “Debt Advisor PSA”) with FundCore Finance Group LLC (the “Debt Advisor”), an entity formed by affiliates of Hudson River Partners Real Estate Investment Management L.P. (“HRP”) and certain affiliates of our Advisor. Pursuant to the Debt Advisor PSA, the Debt Advisor has the right to perform acquisition and asset management services with respect to up to $130 million (plus any available leverage) of certain debt investments to be made by us. On August 5, 2009, our Advisor also entered into another product specialist agreement (the “HRP PSA”) with HRP. Pursuant to the HRP PSA, HRP has the right to perform the acquisition and asset management services with respect to up to $20 million (plus any available leverage) of certain debt investments to be made by us.

In 2009, we amended our advisory agreement with respect to the timing and amount of certain fees paid for acquisition and asset management services related to certain debt investments that will be provided by the Debt Advisor. The following is a summary of fees that will be paid to our Advisor related to the acquisition and management of such debt investments.

Debt Investment Advisory Fees

For debt investments acquired pursuant to the Debt Advisor PSA discussed above, our Advisor will receive an acquisition fee equal to the sum of:

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

Debt Investment Asset Management Fees

For debt investments acquired pursuant to the Debt Advisor PSA discussed above, our Advisor will receive asset management fees pursuant to the following:

(i)	during the first 12 months after the closing of the respective debt investment, our Advisor shall receive a monthly asset management fee consisting of one-twelfth of the total amount, if any, by which the sum of the total acquisition fees and expenses exceeds 6.0% of the relevant net debt investment amount;

(ii)	during the balance of the Initial Term, zero; and

(iii)	during any period following the Initial Term during which the relevant debt investment is outstanding, the asset management fee will consist of a monthly fee of one-twelfth of 1.0% of the net debt investment amount.

During the year ended December 31, 2010, we had acquired three debt related investments pursuant to our arrangement with the Debt Advisor with an investment amount of approximately $73.7 million and paid an acquisition fee of approximately $2.3 million to our Advisor, which was fully reallowed to FundCore LLC. In 2009 we acquired one debt investment with a carrying amount of approximately $3.8 million and paid an acquisition fee of approximately $152,000 to our Advisor, which was reallowed to FundCore, LLC. We did not pay the Debt Advisor any acquisition fees in 2008. These fees are capitalized and included in our debt related investments in our accompanying balance sheets, and amortized over the contractual term of the related investments.

In addition, HRP earned a fee of $1.0 million in connection with services it rendered to us in obtaining financing for our acquisition of the NOIP Portfolio, which we paid subsequent to closing. We did not pay HRP any fee in 2009 or 2008. This fee is included in other assets in our accompanying balance sheets as deferred financing costs and amortized over the estimated life of the related financing.

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

In June 2007, DCT Joint Venture I LLC issued a secured $16.0 million, 6.0% interest note, maturing with one balloon payment in July 2014 to DCT. We repaid this note in full during the year ended December 31, 2010. For the years ended December 31, 2010, 2009 and 2008, we recognized interest expense from this mortgage note of approximately $797,000, $962,000 and $962,000, respectively.

13.	NET INCOME (LOSS) PER COMMON SHARE

Reconciliations of the numerator and denominator used to calculate basic net income (loss) per common share to the numerator and denominator used to calculate diluted net income (loss) per common share for the years ended December 31, 2010, 2009 and 2008, are described in the following table (amounts in thousands, except per share information).

	For the Years Ended December 31,
	2010	2009	2008
Numerator
Loss from continuing operations	$(13,011)	$(47,724)	$(184,193)
Loss from continuing operations attributable to noncontrolling interests	1,149	2,383	7,415

Loss from continuing operations attributable to common stockholders	(11,862)	(45,341)	(176,778)
Dilutive noncontrolling interests share of loss from continuing operations	(762)	(1,807)	(6,226)
Numerator for diluted earnings per share – adjusted loss from continuing operations	$(12,624)	$(47,148)	$(183,004)

(Loss) income from discontinued operations	(9,396)	643	461
Loss (income) from discontinued operations attributable to noncontrolling interests	556	(87)	(69)

(Loss) income from discontinued operations attributable to common stockholders	(8,840)	556	392
Dilutive noncontrolling interests share of discontinued operations	(567)	22	10
Numerator for diluted earnings per share – adjusted (loss) income from discontinued operations	$(9,407)	$578	$402

Denominator
Weighted average shares outstanding-basic	184,215	174,006	140,106
Incremental weighted average shares effect of conversion of OP units	9,558	7,103	4,427

Weighted average shares outstanding-diluted	193,773	181,109	144,533

NET INCOME PER COMMON SHARE-BASIC
Loss from continuing operations	$(0.06)	$(0.26)	$(1.26)
(Loss) income from discontinued operations, net of noncontrolling interest	$(0.05)	$0.00	$0.00

Net loss	$(0.11)	$(0.26)	$(1.26)
NET INCOME PER COMMON SHARE-DILUTED
Loss from continuing operations	$(0.06)	$(0.26)	$(1.26)
(Loss) income from discontinued operations, net of noncontrolling interest	$(0.05)	$0.00	$0.00

Net loss	$(0.11)	$(0.26)	$(1.26)

14.	SEGMENT INFORMATION

We have two reportable operating segments, which include real property and debt related investments. We organize and analyze the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, investment strategies and objectives and distinct management of each segment. The following table sets forth revenue and the components of net operating income (“NOI”) of our segments for the years ended December 31, 2010, 2009 and 2008 (amounts in thousands).

	Revenues			NOI
	2010	2009	2008	2010	2009	2008
Real property (1)	$210,299	$140,352	$114,204	$161,711	$103,373	$84,584
Debt related investments (2)	15,902	12,222	9,962	15,902	12,222	9,962

Total	$226,201	$152,574	$124,166	$177,613	$115,595	$94,546

(1)	Does not include results of operations of real property assets categorized as discontinued operations

(2)	Includes operating results from our investment in an unconsolidated joint venture.

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

The following table is a reconciliation of our NOI to our reported net income (loss) from continuing operations for the years ended December 31, 2010, 2009 and 2008 (amounts in thousands).

	2010	2009	2008
Net operating income	$177,613	$115,595	$94,546
Interest and other income	4,101	10,969	29,318
Depreciation and amortization expense	(96,976)	(57,638)	(52,275)
General and administrative expenses	(5,639)	(5,045)	(4,221)
Asset management fees, related party	(18,945)	(12,939)	(11,599)
Acquisition-related expenses net of other gains	(18,185)	(4,936)	-
Interest expense	(78,946)	(55,252)	(44,874)
Loss on derivatives	(245)	(7,998)	(11,673)
(Loss) gain on financing commitments	(5,094)	-	9,309
Gain on disposition of securities	39,870	-	-
Other-than-temporary impairment on securities	(5,387)	(13,141)	(192,724)
Provision for loss on debt related investments	(1,278)	(17,339)	-
Impairment of real estate property	(3,900)	-	-
(Loss) income from discontinued operations, net of taxes	(9,396)	643	461
Net loss attributable to noncontrolling interests	1,705	2,296	7,346

Net loss attributable to common stockholders	$(20,702)	$(44,785)	$(176,386)

The following table reflects our total assets by business segment as of December 31, 2010 and 2009 (amounts in thousands).

	2010	2009
Segment assets:
Net investments in real property	$2,610,699	$1,539,408
Debt related investments, net (1)	217,492	157,898

Total segment assets, net	2,828,191	1,697,306
Non-segment assets:
Cash and cash equivalents	83,559	514,786
Other non-segment assets (2)	87,457	150,899

Total assets	$2,999,207	$2,362,991

(1)	Includes our investment in an unconsolidated joint venture. See Note 4.

(2)	Other non-segment assets primarily consist of corporate assets including restricted cash, investments in real estate securities, and certain loan costs, including loan costs associated with our financing obligations.

In prior years, we had targeted and purchased real estate securities, including CMBS and CRE-CDO securities and preferred equity securities, as part of our investment strategy. We considered these investments in real estate securities to be a reportable operating segment. During 2010, we disposed of all of our preferred equity securities. We continue to hold a portfolio of CMBS and CRE-CDO securities, which had a fair value of approximately $4.0 million as of December 31, 2010. However, we do not presently intend to make any further investment in real estate securities. As such, and based on the fair value of these securities relative to total investments and the decreasing revenues associated with them, we no longer consider our securities to be a reportable operating segment. Accordingly, we have not presented real estate securities as a separate segment for 2010 and we have restated prior years to conform to the current year’s presentation.

15.	INCOME TAXES

We operate in a manner intended to qualify for treatment as a REIT for U.S. federal income tax purposes. As a REIT, we generally will not be subject to federal income taxation at the corporate level to the extent we distribute 100% of our REIT taxable income annually, as defined in the Code, to our stockholders and satisfy other requirements. To continue to qualify as a REIT for federal tax purposes, we must distribute at least 90% of our REIT taxable income annually. No material provisions have been made for federal income taxes in the accompanying financial statements. We have a gross deferred tax asset of approximately $3.7 million as of December 31, 2010, which is offset by a full valuation allowance. The tax years 2006 through 2010 remain open to examination by the major taxing jurisdictions to which we are subject.

16.	COMMITMENTS AND CONTINGENCIES

Litigation

On July 14, 2010, Northrop Grumman Systems Corporation (“Northrop”), filed a complaint in the Circuit Court of Fairfax County, Virginia against iStar NG, LP, TRT Acquisitions, LLC, TRT NOIP Colshire—McLean LLC, and Dividend Capital Total Realty Trust Inc. (together, the “Dividend Capital Defendants”) and iStar Financial Inc. (“iStar Financial” and, together with Dividend Capital Defendants, the “Defendants”). Northrop’s Complaint pertains to a real estate project containing two commercial office buildings and a parking garage located at 7555-7575 Colshire Drive in McLean, Virginia (the “Project”). TRT NOIP Colshire—McLean LLC, a wholly-owned subsidiary of Dividend Capital Total Realty Trust Inc., acquired iStar NG LP as part of the National Office and Industrial Portfolio which was acquired from several subsidiaries of iStar Financial on June 25, 2010. Northrop, a holder of a leasehold interest in the Project, alleges that iStar Financial and the Dividend Capital Defendants knowingly completed the sale of the Project (rather than a sale of the owner of the

Project, iStar NG LP). Northrop’s Complaint claims that the alleged sale of the Project violated Northrop’s right of first offer (“ROFO”) contained in the relevant deed of lease. Northrop’s Complaint seeks specific performance of the ROFO, other injunctive relief, compensatory damages in the amount of $250 million, $350,000 in punitive damages, treble damages under the Virginia Business Conspiracy Statute, costs, and attorneys’ fees.

On August 10, 2010, Defendants filed demurrers with the Fairfax County Circuit Court seeking dismissal of Northrop’s Complaint as a matter of law. On January 7, 2011, the court sustained the Dividend Capital Defendants’ demurrers and dismissed Northrop’s claims for tortious interference, unjust enrichment, violation of the Virginia Business Conspiracy Act and conversion, without prejudice. On January 28, 2011, Northrop filed an amended complaint, reasserting the dismissed counts. On February 18, 2011, the Defendants filed renewed demurrers and a plea in bar seeking dismissal of the claims for tortious interference, unjust enrichment, violation of the Virginia Business Conspiracy Act and conversion. The Defendants’ demurrers are scheduled for hearing on May 13, 2011. In addition to defending Northrop’s amended complaint generally and asserting counterclaims, the Dividend Capital Defendants have obtained indemnities from iStar Financial and insurance coverage that are subject to certain terms, conditions, and limitations.

On September 15, 2010, the Dividend Capital Defendants asserted counterclaims against Northrop based in part on Northrop’s intentional interference with the sale of the Project, its interference with contracts and prospective contracts, and its breach of the contract between iStar NG and Northrop. The Dividend Capital Defendants seek specific performance, damages in an amount yet to be determined, costs, and attorneys’ fees. Northrop has filed demurrers seeking dismissal of the Dividend Capital Defendants’ counterclaims, which are also scheduled for hearing on May 13, 2011.

Due to uncertainty regarding the outcome of these proceedings, we cannot estimate the effect that any potential settlement would have on our business, financial condition, or results of operations.

Discovery between the parties is ongoing, and, under the current scheduling order, set to be completed by August 15, 2011. A bench trial has been set to commence on September 12, 2011.

Environmental Matters

A majority of the properties we acquire are subjected to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of the land. We have acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. Due to the uncertainty regarding our exposure to environmental liabilities and the timing and nature of settlement of any such liabilities, we cannot estimate the effect on our business, financial condition, or results of operations.

17.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2010 and 2009 (amounts in thousands, except per share information).

	For the Quarter Ended				For the Year Ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Rental revenue	$38,570	$40,144	$66,330	$65,255	$210,299
Debt related income	3,441	3,698	3,835	3,987	14,961

Total revenue	42,011	43,842	70,165	69,242	225,260
Total operating expenses	(31,769)	(50,469)	(54,722)	(51,373)	(188,333)
Other income (expense)	(17,248)	14,252	(11,003)	(35,939)	(49,938)

Income from continuing operations	(7,006)	7,625	4,440	(18,070)	(13,011)
Discontinued operations	171	150	(5,515)	(4,202)	(9,396)
Net (loss) income	(6,835)	7,775	(1,075)	(22,272)	(22,407)
Net loss (income) attributable to noncontrolling interests	320	(267)	230	1,422	1,705

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(6,515)	$7,508	$(845)	$(20,850)	$(20,702)

Net (loss) income per basic and diluted common share
Continuing operations	$(0.04)	$0.04	$0.02	$(0.09)	$(0.06)
Discontinued operations	$0.00	$0.00	$(0.03)	$(0.02)	$(0.05)

NET (LOSS) INCOME PER BASIC AND DILUTED COMMON SHARE	$(0.04)	$0.04	$(0.01)	$(0.11)	$(0.11)

	For the Quarter Ended				For the Year Ended December 31, 2009
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Rental revenue	$33,327	$35,963	$35,608	$35,454	$140,352
Debt related income	1,660	1,711	3,098	3,543	10,012

Total revenue	34,987	37,674	38,706	38,997	150,364
Total operating expenses	(29,232)	(30,099)	(27,284)	(30,922)	(117,537)
Other income (expense)	(6,436)	(26,917)	(18,391)	(28,807)	(80,551)

Income from continuing operations	(681)	(19,342)	(6,969)	(20,732)	(47,724)
Discontinued operations	156	119	192	176	643
Net loss	(525)	(19,223)	(6,777)	(20,556)	(47,081)
Net loss attributable to noncontrolling interests	203	846	326	921	2,296

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(322)	$(18,377)	$(6,451)	$(19,635)	$(44,785)

Net loss per basic and diluted common share
Continuing Operations	$(0.00)	$(0.11)	$(0.04)	$(0.11)	$(0.26)
Discontinued Operations	$0.00	$0.00	$0.00	$(0.00)	$(0.00)

NET LOSS PER BASIC AND DILUTED COMMON SHARE	$(0.00)	$(0.11)	$(0.04)	$(0.11)	$(0.26)

18.	SUBSEQUENT EVENTS

Repayment of Westin-Galleria Loan

Subsequent to December 31, 2010, the borrower on one of our debt-related investments fully repaid the outstanding balance and unpaid interest on the loan, as well as an early-prepayment fee of approximately $813,000. Our investment in the debt-related investment was approximately $65.0 million as of December 31, 2010 and as of the date it was paid off. This investment effectively secured approximately $48.8 million in other secured borrowings that we repaid upon the maturity of the investment. We realized net proceeds upon repayment of approximately $17.6 million, including accrued interest.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dividend Capital Total Realty Trust Inc.:

Under date of March 25, 2011, we reported on the consolidated balance sheets of Dividend Capital Total Realty Trust Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule III — Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, Schedule III — Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/KPMG LLP

Denver, Colorado

March 25, 2011

Dividend Capital Total Realty Trust

Schedule III — Real Estate and Accumulated Depreciation

As of December 31, 2010

(dollar amounts in thousands)

	Market	No. of Buildings	Encum- brances (1)	Initial Cost to Company			Cost Capitalized or Adjustments Subsequent to Acquisition (4)	Gross Amount Carried at December 31, 2010			Accumu- lated Depre- ciation (4)	Acqui- sition Date	Depre- ciable Life (years)
Property				Land	Building and Imporove- ments (2)	Total Costs		Land	Building and Improve- ments (2)	Total Costs (3, 4)
Office Properties:
Jay Street	Silicon Valley, CA	3	$23,500	$13,859	$21,974	$35,833	$1,273	$13,859	23,247	$37,106	$4,957	6/28/06	1-40
Bala Pointe	Philadelphia, PA	1	24,000	10,115	27,516	37,631	144	10,115	27,660	37,775	7,033	8/28/06	1-40
Lundy Avenue	Silicon Valley, CA	3	14,250	5,982	15,459	21,441	114	5,982	15,573	21,555	2,795	9/28/06	10-40
Shiloh Road	Dallas, TX	3	22,700	5,165	30,192	35,357	5	5,165	30,197	35,362	4,794	12/21/06	10-40
40 Boulevard	Chicago, IL	1	9,700	2,611	7,797	10,408	4,816	2,611	12,613	15,224	4,044	1/24/07	1-40
Washington Commons	Chicago, IL	10	21,300	9,019	16,622	25,641	2,472	9,019	19,094	28,113	6,050	2/1/07	1-40
Shackleford	Little Rock, AR	1	13,650	2,900	18,792	21,692	89	2,900	18,881	21,781	2,478	3/20/07	5-40
Fortune Concourse	Silicon Valley, CA	5	46,500	16,380	31,936	48,316	11,014	16,380	42,950	59,330	10,791	5/17/07	1-40
California Circle	Silicon Valley, CA	2	6,504	3,659	10,863	14,522	(3,790)	3,659	7,073	10,732	5,180	7/10/07	3-40
Joyce Blvd	Fayetteville, AR	1	-	2,699	8,996	11,695	-	2,699	8,996	11,695	1,138	9/28/07	10-40
DeGuigne	Silicon Valley, CA	1	8,390	5,841	13,861	19,702	99	5,841	13,960	19,801	3,932	11/21/07	3-40
Millennium	Denver, CO	1	33,865	1,002	51,527	52,529	246	1,002	51,773	52,775	6,325	10/1/08	4-40
Eden Prairie	Minneapolis/St Paul, MN	1	14,796	3,538	25,865	29,403	-	3,538	25,865	29,403	2,103	10/3/08	14-40
Austin-Mueller Healthcare	Austin, TX	1	21,689	2,663	42,315	44,978	-	2,663	42,315	44,978	3,243	12/23/08	11-40
1300 Connecticut	Washington, DC	1	35,897	25,177	41,250	66,427	443	25,177	41,693	66,870	5,946	3/10/09	1-40
Campus Road Office Center	Princeton, NJ	1	35,000	5,302	45,773	51,075	55	5,302	45,828	51,130	2,148	11/3/09	5-40
Preston Sherry Plaza	Dallas, TX	1	23,500	7,500	22,303	29,803	157	7,500	22,460	29,960	2,865	12/16/09	1-40
Park Place	Dallas, TX	1	11,365	4,075	19,625	23,700	849	4,075	20,474	24,549	2,902	12/16/09	1-40
Inverness Drive West	Denver, CO	1	23,391	8,100	40,094	48,194	81	8,100	40,175	48,275	3,354	6/25/10	1-40
Doolittle Drive	Los Angeles, CA	1	12,232	9,700	13,142	22,842	-	9,700	13,142	22,842	1,062	6/25/10	3-40
South Havana Street	Denver, CO	1	6,707	3,925	8,607	12,532	-	3,925	8,607	12,532	868	6/25/10	4-40
Sheila Street	Los Angeles, CA	1	10,894	6,150	17,536	23,686	-	6,150	17,536	23,686	665	6/25/10	9-40
Corporate Center Drive	Los Angeles, CA	1	14,891	6,700	21,303	28,003	1,092	6,700	22,395	29,095	2,143	6/25/10	2-40
Harborside Plaza	Northern New Jersey	1	123,814	16,800	193,742	210,542	-	16,800	193,742	210,542	6,026	6/25/10	7-40
Colshire Drive	Washington, DC	1	90,795	21,100	157,983	179,083	-	21,100	157,983	179,083	5,508	6/25/10	6-40
Sylvan Way	Northern New Jersey	1	19,517	5,200	32,439	37,639	-	5,200	32,439	37,639	686	6/25/10	12-40
Sunset Hills Road	Washington, DC	1	16,699	2,700	31,915	34,615	27	2,700	31,942	34,642	1,421	6/25/10	4-40
Crown Colony Drive	New England	1	10,709	2,600	16,514	19,114	-	2,600	16,514	19,114	1,370	6/25/10	3-40
Shadelands Drive	East Bay, CA	1	4,227	2,500	3,562	6,062	-	2,500	3,562	6,062	500	6/25/10	3-40
North Fairway Drive	Chicago, IL	1	8,398	1,900	11,546	13,446	-	1,900	11,546	13,446	806	6/25/10	4-40
Charleston Place	Silicon Valley, CA	1	26,491	16,400	74,977	91,377	-	16,400	74,977	91,377	2,314	6/25/10	2-40
Sybase Drive	East Bay, CA	1	71,355	8,400	136,797	145,197	-	8,400	136,797	145,197	4,928	6/25/10	6-40
1600 SW 80th Street	Miami, FL	1	23,167	12,700	35,483	48,183	-	12,700	35,483	48,183	894	6/25/10	11-40
Connection Drive	Dallas, TX	1	28,505	3,110	50,121	53,231	-	3,110	50,121	53,231	1,321	6/25/10	9-40
Waterview Parkway	Dallas, TX	1	4,340	2,670	5,263	7,933	-	2,670	5,263	7,933	294	6/25/10	7-40
East Maple Avenue	Los Angeles, CA	1	20,209	6,400	71,761	78,161	-	6,400	71,761	78,161	1,010	6/25/10	15-40
N. Glenville Drive	Dallas, TX	1	4,254	1,580	6,610	8,190	-	1,580	6,610	8,190	244	6/25/10	6-40

Total Office and Office/R&D Properties		57	887,201	266,122	1,382,061	1,648,183	19,186	266,122	1,401,247	1,667,369	114,138

Dividend Capital Total Realty Trust—(Continued)

Schedule III — Real Estate and Accumulated Depreciation

As of December 31, 2010

(dollar amounts in thousands)

	Market	No. of Buildings	Encum- brances (1)	Initial Cost to Company			Cost Capitalized or Adjustments Subsequent to Acquisition (4)	Gross Amount Carried at December 31, 2010			Accumu- lated Depre- ciation (4)	Acqui- sition Date	Depre- ciable Life (years)
Property				Land	Building and Imporove- ments (2)	Total Costs		Land	Building and Improve- ments (2)	Total Costs (3, 4)
Industrial Properties:
Rickenbacker	Columbus, OH	1	$7,269	$1,249	$13,308	$14,557	$591	$1,249	$13,899	$15,148	$3,170	10/16/06	3-40
Park West Q	Cincinnati, OH	1	5,419	1,653	9,597	11,250	235	1,653	9,832	11,485	2,287	10/16/06	5-40
Eagle Creek East	Minneapolis/St Paul, MN	1	4,511	1,644	7,676	9,320	75	1,644	7,751	9,395	1,764	10/16/06	2-40
Park West L	Cincinnati, OH	1	3,764	902	7,393	8,295	15	902	7,408	8,310	1,664	10/31/06	4-40
Eagle Creek West	Minneapolis/St Paul, MN	1	5,110	1,910	8,474	10,384	393	1,910	8,867	10,777	1,637	10/31/06	2-40
Minnesota Valley III	Minneapolis/St Paul, MN	1	6,393	2,223	12,462	14,685	7	2,223	12,469	14,692	2,579	10/31/06	3-40
Pencader	Philadelphia, PA	1	6,050	2,516	5,392	7,908	174	2,516	5,566	8,082	1,009	12/6/06	2-40
Hanson Way	Silicon Valley, CA	1	19,150	5,544	19,873	25,417	(113)	5,544	19,760	25,304	3,902	12/7/06	6-40
Old Silver Spring	Central PA	1	4,700	1,305	4,840	6,145	29	1,305	4,869	6,174	895	12/8/06	2-40
Marine Drive	Charlotte, NC	1	14,800	2,037	19,010	21,047	72	2,037	19,082	21,119	4,058	12/8/06	10-40
Southfield	Atlanta, GA	1	5,280	1,280	5,397	6,677	200	1,280	5,597	6,877	1,174	3/20/07	3-40
Commerce Circle	Central PA	1	25,820	5,939	28,970	34,909	23	5,939	28,993	34,932	4,829	3/26/07	1-40
Veterans	Chicago, IL	1	9,200	2,121	10,987	13,108	88	2,121	11,075	13,196	2,217	3/26/07	3-40
Plainfield III	Indianapolis, IN	1	12,000	2,101	18,424	20,525	1,145	2,101	19,569	21,670	3,702	3/28/07	1-40
Patriot Drive I	Dallas, TX	1	4,625	1,034	5,548	6,582	458	1,034	6,006	7,040	1,182	3/28/07	1-40
Patriot Drive II	Dallas, TX	1	18,375	3,166	23,072	26,238	1,485	3,166	24,557	27,723	4,343	3/28/07	2-40
Creekside V	Columbus, OH	1	4,725	764	5,628	6,392	-	764	5,628	6,392	1,092	6/15/07	8-40
Midpoint Drive	Kansas City, KS	1	4,946	1,176	9,039	10,215	293	1,176	9,332	10,508	1,719	6/15/07	3-40
Logistics Boulevard	Cincinnati, OH	1	12,878	2,725	28,878	31,603	3	2,725	28,881	31,606	4,590	6/15/07	8-40
Greenwood Parkway	Atlanta, GA	1	-	2,040	20,830	22,870	112	2,040	20,942	22,982	3,109	10/29/07	10-40
Westport	Central PA	1	10,404	2,376	27,081	29,457	-	2,376	27,081	29,457	3,794	1/9/08	3-40
6900 Riverport	Louisville, KY	1	1,918	751	4,131	4,882	62	751	4,193	4,944	499	9/17/08	1-40
7000 Riverport	Louisville, KY	1	2,903	1,124	6,821	7,945	115	1,124	6,936	8,060	977	9/17/08	3-40
7050 Riverport	Louisville, KY	1	1,586	672	3,862	4,534	8	672	3,870	4,542	545	9/17/08	5-40
7100 Riverport	Louisville, KY	1	2,633	758	5,331	6,089	13	758	5,344	6,102	683	9/17/08	7-40
7201 Riverport	Louisville, KY	1	3,055	1,130	6,614	7,744	59	1,130	6,673	7,803	761	9/17/08	3-40
South Columbia	Central Kentucky	1	13,827	730	25,092	25,822	-	730	25,092	25,822	1,241	6/25/10	4-40
Columbia Road	Cleveland, OH	1	10,404	2,525	17,337	19,862	-	2,525	17,337	19,862	451	6/25/10	6-40
200 Corporate Drive	Chicago, IL	1	10,636	925	18,937	19,862	-	925	18,937	19,862	586	6/25/10	7-40
Vickery Drive	Houston, TX	1	22,137	3,700	37,639	41,339	-	3,700	37,639	41,339	1,075	6/25/10	7-40
East 28th Avenue	Denver, CO	1	3,337	800	5,431	6,231	-	800	5,431	6,231	193	6/25/10	7-40

Total Industrial Properties		31	257,855	58,820	423,074	481,894	5,542	58,820	428,616	487,436	61,727

Dividend Capital Total Realty Trust—(Continued)

Schedule III — Real Estate and Accumulated Depreciation

As of December 31, 2010

(dollar amounts in thousands)

	Market	No. of Buildings	Encum- brances (1)	Initial Cost to Company			Cost Capitalized or Adjustments Subsequent to Acquisition (4)	Gross Amount Carried at December 31, 2010			Accumu- lated Depre- ciation (4)	Acqui- sition Date	Depre- ciable Life (years)
Property				Land	Building and Imporove- ments (2)	Total Costs		Land	Building and Improve- ments (2)	Total Costs (3, 4)
Retail Properties:
Bandera Road	San Antonio, TX	1	$21,500	$8,221	$23,472	$31,693	$200	$8,221	$23,672	$31,893	$3,599	2/1/07	1-40
Beaver Creek	Raleigh, NC	1	26,200	13,017	31,375	44,392	689	13,017	32,064	45,081	4,435	5/11/07	1-40
Centerton Square	Philadelphia, PA	1	67,800	26,488	76,838	103,326	319	26,488	77,157	103,645	11,233	5/11/07	2-40
Mt. Nebo	Pittsburgh, PA	1	16,000	9,371	16,214	25,585	(2,314)	9,371	13,900	23,271	758	5/11/07	1-40
CB Square	Jacksonville, FL	1	-	3,768	16,660	20,428	(970)	3,768	15,690	19,458	1,720	6/27/07	2-40
Braintree	New England	1	15,830	9,270	31,266	40,536	(16)	9,270	31,250	40,520	5,372	8/1/07	1-40
Holbrook	New England	1	6,840	4,590	14,724	19,314	185	4,590	14,909	19,499	2,776	8/1/07	2-40
Kingston	New England	1	10,574	8,580	12,494	21,074	559	8,580	13,053	21,633	2,827	8/1/07	1-40
Manomet	New England	1	1,990	1,890	6,480	8,370	215	1,890	6,695	8,585	1,205	8/1/07	1-40
Orleans	New England	1	14,741	8,780	23,683	32,463	46	8,780	23,729	32,509	3,020	8/1/07	2-40
Sandwich	New England	1	15,825	7,380	25,778	33,158	24	7,380	25,802	33,182	3,058	8/1/07	1-40
Wareham	New England	1	24,400	13,130	27,030	40,160	215	13,130	27,245	40,375	4,078	8/1/07	1-40
Whitman 682 Bedford	New England	1	2,700	1,830	4,340	6,170	(9)	1,830	4,331	6,161	663	8/1/07	2-40
Abington	New England	1	5,017	14,396	594	14,990	-	14,396	594	14,990	265	8/1/07	8
Hyannis	New England	1	4,968	10,405	917	11,322	-	10,405	917	11,322	170	8/1/07	18
Rockland 201 Market	New England	1	410	2,417	86	2,503	-	2,417	86	2,503	66	8/1/07	4
Mansfield	New England	1	9,218	5,340	16,490	21,830	-	5,340	16,490	21,830	1,729	8/1/07	15-40
Meriden	New England	1	14,900	6,560	22,013	28,573	-	6,560	22,013	28,573	2,433	8/1/07	12-40
Weymouth	New England	1	9,810	5,170	19,396	24,566	-	5,170	19,396	24,566	3,265	8/1/07	4-40
Whitman 475 Bedford Street	New England	1	7,840	3,610	11,682	15,292	-	3,610	11,682	15,292	1,266	8/1/07	16-40
Brockton Eastway Plaza	New England	1	-	2,530	2,074	4,604	101	2,530	2,175	4,705	783	8/1/07	1-40
Cohasset	New England	1	4,480	3,920	7,765	11,685	217	3,920	7,982	11,902	1,499	8/1/07	1-40
Cranston	New England	1	-	1,810	4,233	6,043	(20)	1,810	4,213	6,023	1,535	8/1/07	1-40
Hanover	New England	1	1,000	1,490	5,084	6,574	(30)	1,490	5,054	6,544	983	8/1/07	1-40
Rockland 360-372 Market	New England	1	1,270	1,200	2,437	3,637	-	1,200	2,437	3,637	639	8/1/07	2-40
Brockton Westgate Plaza	New England	1	5,370	3,650	6,507	10,157	-	3,650	6,507	10,157	1,630	8/1/07	2-40
North Hanover	New England	1	-	1,380	2,254	3,634	217	1,380	2,471	3,851	239	8/1/07	4-40
Harwich	New England	1	6,632	5,290	8,814	14,104	-	5,290	8,814	14,104	871	10/18/07	21-40
New Bedford	New England	1	9,089	3,790	11,152	14,942	-	3,790	11,152	14,942	1,055	10/18/07	22-40
Norwell	New England	1	7,424	5,850	14,547	20,397	-	5,850	14,547	20,397	1,473	10/18/07	14-40
Greater DC Retail	Washington, DC	1	41,084	19,779	42,515	62,294	58	19,779	42,573	62,352	7,098	4/6/09	1-40

Total Retail Properties		31	352,912	214,902	488,914	703,816	(314)	214,902	488,600	703,502	71,743

Grand Total		119	1,497,968	$539,844	$2,294,049	$2,833,893	$24,414	$539,844	$2,318,463	$2,858,307	247,608

(1)	Building and improvements include intangible lease assets.

(2)	As of December 31, 2010, the aggregate cost for federal income tax purposes of investments in real property was approximately $1.6 billion (unaudited).

(3)	A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2010, 2009 and 2008 (amounts in thousands).

(4)	Amount is presented net of write-offs of tenant related assets that were recorded at acquisition as part of our purchase price accounting. Such write-offs are the results of lease expirations and terminations.

	2010	2009	2008
Investments in real estate:
Balance at the beginning of the year	$1,685,572	$1,449,109	$1,215,291
Acquisitions of operating properties	1,402,950	231,318	226,177
Improvements	2,284	5,145	7,641
Basis of operating properties disposed of	(228,599)	-	-
Impairment of real property	(3,900)	-	-

Balance at the end of the year	$2,858,307	$1,685,572	$1,449,109

Accumulated depreciation:
Balance at the beginning of the year	$146,164	$87,808	$35,616
Net additions charged to costs and expenses	101,444	58,356	52,192

Balance at the end of the year	$247,608	$146,164	$87,808

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2011.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

By:	/S/ GUY M. ARNOLD
Name:	Guy M. Arnold
Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 25, 2011.

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