Form 10-Q
period 2011-03-31
Dividend Capital Total Realty Trust Inc.
filed 2011-05-13
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

As of May 6, 2011, 184,161,847 shares of common stock of Dividend Capital Total Realty Trust Inc., par value $0.01 per share, were outstanding.

Dividend Capital Total Realty Trust Inc.

Form 10-Q

March 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	As of
	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Investments in real property:
Land	$555,236	$539,844
Building and improvements	1,750,196	1,740,144
Intangible lease assets	582,613	578,319
Accumulated depreciation and amortization	(281,825)	(247,608)

Total net investments in real property*	2,606,220	2,610,699

Debt related investments, net	149,969	217,492

Total net investments	2,756,189	2,828,191

Cash and cash equivalents	64,808	83,559
Restricted cash	25,075	31,019
Other assets, net	55,484	56,438

Total Assets	$2,901,556	$2,999,207

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$18,958	$16,307
Distributions and redemptions payable	35,948	43,732
Mortgage notes**	1,463,627	1,465,955
Other secured borrowings	77,979	126,825
Financing obligations	40,288	49,799
Intangible lease liabilities, net	101,796	99,973
Other liabilities	34,101	39,642

Total Liabilities	1,772,697	1,842,233
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 182,781,769 and 182,716,712 shares issued and outstanding, as of March 31, 2011 and December 31, 2010, respectively	1,828	1,827
Additional paid-in capital	1,645,529	1,644,249
Distributions in excess of earnings	(616,963)	(580,981)
Accumulated other comprehensive (loss)	(20,434)	(22,352)

Total stockholders’ equity	1,009,960	1,042,743
Noncontrolling interests	118,899	114,231

Total Equity	1,128,859	1,156,974

Total Liabilities and Equity	$2,901,556	$2,999,207

*	Includes approximately $662.4 million and $667.2 million, after accumulated depreciation and amortization, in consolidated real property variable interest entity investments as of March 31, 2011 and December 31, 2010, respectively.
**	Includes approximately $480.5 million and $484.4 million in consolidated mortgage notes in variable interest entity investments as of March 31, 2011 and December 31, 2010, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share information)

	For the Three Months Ended March 31,
	2011	2010
REVENUE:
Rental revenue	$65,633	$38,570
Debt related income	4,486	3,441

Total Revenue	70,119	42,011

EXPENSES:
Rental expense	14,430	11,030
Real estate depreciation and amortization expense	32,147	15,751
General and administrative expenses	1,757	1,364
Asset management fees, related party	5,253	3,619
Acquisition-related expenses net of other gains*	455	5

Total Operating Expenses	54,042	31,769

Operating Income	16,077	10,242

Other Income (Expenses):
Equity in earnings of unconsolidated joint venture	—	545
Interest and other income	414	1,640
Interest expense	(23,100)	(14,756)
Other-than-temporary impairment on securities	—	(1,693)
Provision for loss on debt related investments	(2,500)	(2,984)

Loss from continuing operations	(9,109)	(7,006)

Income from discontinued operations, net of taxes	—	171

Net loss	(9,109)	(6,835)

Net loss attributable to noncontrolling interests	673	320

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,436)	$(6,515)

Net (loss) income per basic and diluted common share:
Continuing operations	$(0.05)	$(0.04)
Discontinued operations	—	0.00

NET LOSS PER BASIC AND DILUTED COMMON SHARE	$(0.05)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	183,633	184,061

Diluted	197,077	191,064

*	Includes approximately $218,000 paid to our Advisor during the three months ended March 31, 2011.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(In thousands)

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balances, December 31, 2010	182,717	$1,827	$1,644,249	$(580,981)	$(22,352)	$114,231		$1,156,974

Comprehensive loss:
Net income	—	—	—	(8,436)	—	(673)	(9,109)	(9,109)
Net unrealized change from available-for-sale securities	—	—	—	—	1,245	91	1,336	1,336
Cash flow hedging derivatives	—	—	—	—	673	49	722	722

Comprehensive gain							(7,051)	(7,051)

Common stock:
Issuance of common stock, net of offering costs	1,243	12	11,782	—	—	—		11,794
Conversion of OP Units to common stock	98	1	938	—	—	(939)		—
Redemptions of common stock	(1,276)	(12)	(11,448)	—	—	—		(11,460)
Amortization of stock based compensation	—	—	8	—	—	—		8
Distributions on common stock	—	—	—	(27,546)	—	—		(27,546)
Noncontrolling interests:								—
Contributions of noncontrolling interests	—	—	—	—	—	8,668		8,668
Distributions to noncontrolling interests	—	—	—	—	—	(2,528)		(2,528)

Balances, March 31, 2011	182,782	$1,828	$1,645,529	$(616,963)	$(20,434)	$118,899		$1,128,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(9,109)	$(6,835)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate depreciation and amortization expense	32,147	15,798
Net amortization of real estate securities discounts and premiums	(16)	1,112
Other depreciation and amortization	1,662	759
Loss on derivatives	57	—
Net other-than-temporary impairment on securities	—	1,693
Provision for loss on debt related investments	2,500	2,984
Changes in operating assets and liabilities:
Decrease in restricted cash	313	474
Decrease in other assets	372	308
Increase (decrease) in accounts payable and accrued expenses	1,846	(1,145)
(Decrease) increase in other liabilities	(3,139)	364

Net cash provided by operating activities	26,633	15,512

INVESTING ACTIVITIES:
Acquisition of real property	(21,325)	—
Capital expenditures in real property	(3,299)	(1,216)
Principal collections on debt related investments	16,272	8
Decrease (increase) in restricted cash	3,171	(30)
Other investing activities	257	—

Net cash used in investing activities	(4,924)	(1,238)

FINANCING ACTIVITIES:
Mortgage note principal repayments	(2,611)	(1,350)
Repayment of other secured borrowings	(96)	(7,952)
Settlement of cash flow hedging derivatives	(80)	(66)
Redemption of common shares	(19,455)	(15,326)
Distributions to common stockholders	(15,773)	(13,853)
Distributions to noncontrolling interest holders	(2,257)	(1,564)
Other financing activities	(188)	(21)

Net cash used in financing activities	(40,460)	(40,132)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,751)	(25,858)

CASH AND CASH EQUIVALENTS, beginning of period	83,559	514,786
CASH AND CASH EQUIVALENTS, end of period	$64,808	$488,928

Supplemental Disclosure of Cash Flow Information:
Amount issued pursuant to the distribution reinvestment plan	$11,830	$13,782
Cash paid for interest	$19,072	$13,308
Issuances of OP Units for beneficial interests	$8,699	$—
Conversion of OP Units to common shares	$939	$—
Non-cash principal collection on debt related investments	$48,750	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

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

We are currently invested in a diverse portfolio of real properties and debt related investments. Our investment in real property consists of office, industrial, and retail properties located in North America. Additionally, we are invested in certain debt related investments, including originating and participating in mortgage loans secured by real estate, junior portions of first mortgages on commercial properties (“B-notes”), and mezzanine debt.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim condensed consolidated financial statements (herein referred to as “financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, these statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of operating results for a full year. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Commission on March 25, 2011.

Reclassifications

Certain amounts included in the accompanying financial statements for 2010 have been reclassified to conform to the 2011 financial statements presentation.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the periods during which such revisions are determined to be necessary.

New Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) recently issued FASB Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 11-02”), which provides additional guidance clarifying when the restructuring of a receivable should be considered a troubled debt restructuring (“TDR”). Specifically,

ASU 11-02 provides additional guidance for determining whether the creditor has granted a concession and whether the debtor is experiencing financial difficulty. This may significantly change how some creditors evaluate whether a restructuring constitutes a TDR, which may impact specific impairment-measurement methods and disclosures for receivables restructured in a TDR. ASU 11-02 generally will result in creditors identifying more TDRs and ends the deferral of activity-based disclosures about TDRs that are part of the new credit-quality disclosure requirements. We are required to adopt ASU 11-02 for interim and annual periods beginning on or after June 15, 2011. We are currently evaluating the impact that ASU 11-02 will have on our financial statements upon adoption.

In January 2010, the FASB issued a new accounting standard improving disclosure about fair value. The guidance requires additional disclosure about transfers in and out of Levels 1 and 2 fair value measurements in the fair value hierarchy and the reasons for such transfer. In addition, for fair value measurements using significant unobservable inputs (Level 3), the reconciliation of beginning and ending balances shall be presented on a gross basis, with separate disclosure of gross purchases, sales, issuances, and settlements, and transfers in and out of Level 3. The guidance was effective for annual periods beginning after December 15, 2009, except for the additional disclosure requirements applicable to the reconciliation of Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The required disclosures have been implemented in our accompanying footnotes.

In July 2010, the FASB issued a new accounting standard that expands existing disclosures about the credit quality of financing receivables and the related allowance for credit losses. The expanded disclosure requirements, which are effective for ending balances beginning December 31, 2010, are applicable to our debt related investments, and have been included in Note 4 to our financial statements below.

3.	INVESTMENTS IN REAL PROPERTY

Our consolidated investments in real property consist of investments in office, industrial and retail properties. The following tables summarize our consolidated investments in real property as of March 31, 2011 and December 31, 2010 (amounts in thousands).

Real Property Type	Land	Building and Improvements	Intangible Lease Assets	Total Investment Amount	Intangible Lease Liabilities	Net Investment Amount

As of March 31, 2011:
Office	$266,122	$968,437	$434,328	$1,668,887	$(63,393)	$1,605,494
Industrial	58,820	361,774	68,861	489,455	(8,952)	480,503
Retail	230,294	419,985	79,424	729,703	(51,336)	678,367

Total gross book value	555,236	1,750,196	582,613	2,888,045	(123,681)	2,764,364

Accumulated depreciation/amortization	—	(120,425)	(161,400)	(281,825)	21,885	(259,940)

Total net book value	$555,236	$1,629,771	$421,213	$2,606,220	$(101,796)	$2,504,424

As of December 31, 2010:
Office	$266,122	$966,750	$434,497	$1,667,369	$(63,393)	$1,603,976
Industrial	58,820	359,755	68,861	487,436	(8,952)	478,484
Retail	214,902	413,639	74,961	703,502	(47,076)	656,426

Total gross book value	539,844	1,740,144	578,319	2,858,307	(119,421)	2,738,886

Accumulated depreciation/amortization	—	(108,145)	(139,463)	(247,608)	19,448	(228,160)

Total net book value	$539,844	$1,631,999	$438,856	$2,610,699	$(99,973)	$2,510,726

Acquisitions

During the three months ended March 31, 2011, we acquired two retail properties in the New England market aggregating approximately 147,000 square feet with a combined purchase price of approximately $21.8 million.

Rental Revenue

The following table summarizes the adjustments to rental revenue related to the amortization of above-market lease assets and, below-market lease liabilities and for straight-line rental adjustments for the three months ended March 31, 2011 and 2010 (amounts in thousands).

	For the Three Months Ended March 31,
	2011	2010
Straight-line rent adjustments	$2,793	$983
Above-market lease assets	(2,260)	(738)
Below-market lease liabilities	2,437	1,320

Total	$2,970	$1,565

Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as rental revenue. Tenant recovery income recognized as rental revenue for the three months ended March 31, 2011 and 2010 was approximately $8.6 million and $7.2 million, respectively.

4.	DEBT RELATED INVESTMENTS

As of March 31, 2011 and December 31, 2010, we had invested in ten and 11 debt investments, respectively, with net investment amounts of approximately $150.0 million and $217.5 million, respectively. The weighted average maturity of our debt investments as of March 31, 2011 was 3.1 years, based on our recorded net investment. The following table describes our debt related income, including equity in earnings of an unconsolidated joint venture, for the three months ended March 31, 2011 and 2010 (dollar amounts in thousands).

	For the Three Months Ended March 31,		Weighted Average Yield as of
Investment Type	2011	2010	March 31, 2011 (1)
Mortgage notes (2)	$3,072	$1,890	7.0%
B-notes	887	958	6.8%
Mezzanine debt	527	593	10.5%

Subtotal	4,486	3,441	7.4%
Unconsolidated joint venture	—	545	N/A

Total	$4,486	$3,986	7.4%

(1)	Weighted average yield is calculated on an unlevered basis using the amount invested, current interest rates and accretion of premiums or discounts realized upon the initial investment for each investment type as of March 31, 2011. Yields for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of March 31, 2011 for purposes of this table. We have assumed a yield of zero on the debt related investment for which we have recognized a full allowance for loss as of March 31, 2011.
(2)	During the three months ended March 31, 2011 we received full and complete repayment of one of our mortgage note investments. This includes an early prepayment fee received of approximately $813,000, accelerated amortization of origination fees of approximately $488,000, offset by accelerated amortization of deferred due diligence costs of approximately $163,000 related to this repayment.

Repayment of Westin-Galleria Loan

During the three months ended March 31, 2011, we received full and complete repayment of a debt investment structured as a mortgage note that was collateralized by two hotel properties located in the Houston, Texas market (the “Westin Galleria Loan”). Our investment in the Westin Galleria Loan was approximately $65.0 million as of December 31, 2010. Upon repayment of this loan to us, the borrower paid us a prepayment fee of approximately $813,000, which has been included in debt related income in the statement of operations. The Westin Galleria Loan effectively secured approximately $48.8 million in other secured borrowings that we repaid upon the repayment of this debt investment. We realized net proceeds upon repayment of approximately $17.6 million, including the receipt of accrued interest payable to us. The prepayment of this debt investment caused us to accelerate net unamortized origination fee and deferred due diligence costs that were included in the carrying value of the investment of approximately $325,000, which was recorded as an increase to debt related income.

Impairment

We review each of our debt related investments individually on a quarterly basis, and more frequently when such an evaluation is warranted, to determine if impairment exists. Accordingly, we do not group our debt related investments into classes by credit quality indicator. A debt related investment is impaired when, based on current information and events including economic, industry and geographical factors, it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the agreement. When our investment is deemed impaired, the impairment is measured based on the expected future cash flows discounted at the investment’s effective interest rate. As a practical expedient, we may measure impairment based on the fair value of the collateral of an impaired collateral-dependent investment or to measure impairment based on an observable market price for the impaired investment as an alternative to discounting expected future cash flows. Regardless of the measurement method, we measure impairment based on the fair value of the collateral when it is determined that foreclosure is probable. During the three months ended March 31, 2011 and 2010, we recognized approximately $2.5 million and $3.0 million, respectively, in provision losses in the accompanying statements of operations. The table below presents a reconciliation of the beginning and ending balances, between December 31, 2010 and March 31, 2011, of our allowance for loan loss (amounts in thousands).

Allowance for Loan Loss
Beginning balance as of December 31, 2010:	$14,984
Provision for loss on debt related investments	2,500

Ending balance as of March 31, 2011:	$17,484

As of both March 31, 2011 and December 31, 2010, we had one B-note debt investment on non-accrual status, related to which we had recorded a complete allowance for loan loss. When we determine that a debt investment is impaired, we record income on the investment using the cash basis of accounting. The following table describes our recorded investment in debt related investments before allowance for loan loss, and the related allowance for loan loss (amounts in thousands).

Debt Investments Individually Evaluated for Impairment
As of March 31, 2011:
Debt investments	$167,453
Less: Allowance for loan losses	(17,484)

Total	$149,969

As of December 31, 2010:
Debt investments	$232,476
Less: Allowance for loan losses	(14,984)

Total	$217,492

The following table describes our recorded investment in impaired debt related investments, by type, before allowance for loan loss, and the related allowance for loan loss (amounts in thousands).

	As of March 31, 2011		As of December 31, 2010
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Subordinate debt investments	$37,942	$(17,484)	$17,987	$(14,984)

Total	$37,942	$(17,484)	$17,987	$(14,984)

The following table describes our average recorded investment in impaired debt related investments, by type, and the related interest income recorded (amounts in thousands).

	For the Three Months Ended March 31,
	2011		2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Subordinate debt investments	$22,957	$924	$2,984	$135

Total	$22,957	$924	$2,984	$135

5.	DEBT OBLIGATIONS

As of March 31, 2011 and December 31, 2010, our borrowings comprised mortgage notes of approximately $1.5 billion and other secured borrowings of approximately $78.0 million and $126.8 million, respectively. The following table describes our borrowings in more detail as of March 31, 2011 and December 31, 2010 (dollar amounts in thousands).

	Weighted Average Stated Interest Rate as of		Outstanding Balance as of (1)		Gross Investment Amount Securing Borrowings as of (2)
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Fixed rate mortgages	5.8%	5.8%	$1,085,069	$1,087,377	$2,009,021	$2,006,437
Floating rate mortgages (3)	4.1%	4.0%	378,558	378,578	784,088	783,157

Total mortgage notes	5.4%	5.3%	1,463,627	1,465,955	2,793,109	2,789,594

Repurchase facility	3.2%	3.5%	51,209	99,990	79,094	144,101
Other secured borrowings (4)	5.5%	5.5%	26,770	26,835	—	—

Total other secured borrowings	4.0%	4.0%	77,979	126,825	79,094	144,101

Total	5.3%	5.2%	$1,541,606	$1,592,780	$2,872,203	$2,933,695

(1)	Amounts presented are net of unamortized discounts to the face value of our outstanding fixed-rate mortgages of $4.9 million and $5.2 million as of March 31, 2011 and December 31, 2010, respectively.
(2)	“Gross Investment Amount” as used here and throughout this document represents the allocated gross basis of real property and debt related investments, after certain adjustments. Gross Investment Amount for real property (i) includes the effect of intangible lease liabilities of approximately $123.7 million and $119.4 million, as of March 31, 2011 and December 31, 2010, respectively, (ii) excludes accumulated depreciation and amortization on assets of approximately $281.8 million and $247.6 million as of March 31, 2011 and December 31, 2010, respectively, and (iii) includes the impact of impairments of approximately $3.9 million as of March 31, 2011 and December 31, 2010. Amounts reported for debt related investments represent our net accounting basis of the debt investments, which includes (i) unpaid principal balances, (ii) unamortized discounts, premiums, and deferred charges, and (iii) allowances for loan loss of approximately $17.5 million and $15.0 million as of March 31, 2011 and December 31, 2010, respectively.
(3)	As of March 31, 2011 and December 31, 2010, floating-rate mortgage notes were subject to interest rates at spreads ranging from 1.40% to 3.50% over one-month LIBOR, certain of which are subject to a 1.0% LIBOR floor.
(4)	As of March 31, 2011 and December 31, 2010, other secured borrowings consisted of mezzanine loan financing obtained from the seller of the NOIP Portfolio.

As of March 31, 2011, 18 mortgage notes were interest only and 25 mortgage notes were fully amortizing with outstanding balances of approximately $829.1 million and $639.5 million, respectively. We were in compliance with all financial debt covenants as of March 31, 2011.

As of March 31, 2011, certain consolidated subsidiaries had defaulted on four mortgage note borrowings totaling $51.2 million, all of which were collateralized by office properties with gross investment amounts totaling $75.8 million that we hold in joint ventures in which we are not the managing partner. Our ownership of these joint ventures ranges from 80.0% to 97.5% and our defaults occurred either due to us not repaying the outstanding loan balance upon the contractual maturity date of the mortgage loan or as a result of us not making monthly debt service payments as required by the respective loan agreements. We are in various stages of communication with the respective lenders in an effort to restructure the loan terms so that they would be mutually agreeable to both parties. However, there are no assurances that we will be successful in our negotiations with the lenders. Accordingly, pursuant to the terms of the respective loan agreements, should the respective lenders enforce their rights, we may be subject to interest rates increasing to a higher default rate and/or the lenders foreclosing on the underlying real property collateral. With the exception of customary “carve-outs” (none of which we believe apply to these loans), these loans are not recourse to us, therefore only our equity investments in such properties are at risk of loss. These defaults do not impact our remaining debt covenants.

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

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps and caps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium payment. In connection with the borrowing activity noted in Note 5 to these financial statements, above, we have entered into and plan to enter into certain interest rate derivatives with the goal of mitigating our exposure to adverse fluctuations in the interest payments on our one-month LIBOR-indexed debt.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges under Accounting Standards Codification (“ASC”) Topic 815 “Derivatives and Hedging” is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the next 12 months, we estimate that approximately $2.6 million will be reclassified as an increase to interest expense related to terminated hedges of fixed rate debt, and we estimate that approximately $299,000 will be reclassified as an increase to interest expense related to active hedges of floating rate debt issuances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The table below presents a reconciliation of the beginning and ending balances, between December 31, 2010 and March 31, 2011, of our accumulated other comprehensive loss (“OCI”) related to the effective portion of our cash flow hedges as presented on our financial statements (amounts in thousands).

Accumulated Other Comprehensive Loss
Beginning balance as of December 31, 2010:	$(21,007)
Amortization of interest expense	709
Change in fair value	13
Attribution of OCI to noncontrolling interests	(49)

Ending balance as of March 31, 2011:	$(20,334)

Fair Values of Derivative Instruments

The table below presents the gross fair value of our derivative financial instruments as well as their classification on our accompanying balance sheet as of March 31, 2011 and December 31, 2010 (amounts in thousands).

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of March 31, 2011 Fair Value	As of December 31, 2010 Fair Value	Balance Sheet Location	As of March 31, 2011 Fair Value	As of December 31, 2010 Fair Value
Derivatives designated as hedging instruments under ASC Topic 815

Interest rate contracts	Other assets, net (1)	$114	$54	Other Liabilities	$(6)	$(45)

Total derivatives designated as hedging instruments under ASC Topic 815		114	54		(6)	(45)
Derivatives not designated as hedging instruments under ASC Topic 815

Interest rate contracts	Other assets, net (1)	21	76	Other Liabilities	—	—

Total derivatives not designated as hedging instruments under ASC Topic 815		21	76		—	—

Total derivatives		$135	$130		$(6)	$(45)

(1)	The fair values of our derivative assets and liabilities are presented at their gross values in the accompanying financial statements.

Designated Hedges

As of March 31, 2011, we had four outstanding interest rate caps and three outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $163.2 million. As of December 31, 2010, we had three outstanding interest rate caps and three outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $154.0 million.

Undesignated Hedges

Derivatives not designated as hedges are not speculative and are used to hedge our exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a loss of approximately $55,000 for the three months ended March 31, 2011. As of March 31, 2011 and December 31, 2010, respectively, we had one outstanding interest rate cap that was not designated as a hedge with a notional amount of approximately $321.1 million. As of March 31, 2011 and December 31, 2010, this interest rate cap was recorded as an asset on our financial statements with a fair value of approximately $21,000 and $76,000, respectively.

Effect of Derivative Instruments on the Statement of Operations

The table below presents the effect of our derivative financial instruments on our accompanying financial statements for the three months ended March 31, 2011 and 2010 (amounts in thousands).

	For the Three Months Ended March 31,
	2011	2010
Derivatives Destingated as Hedging Instruments

Derivative type	Interest rate contracts	Interest rate contracts

Amount of gain recognized in OCI (effective portion)	$13	$—

Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Interest expense	Interest expense

Amount of loss reclassified from accumulated OCI into income (effective portion)	$(709)	$(682)

Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Interest and other income	Interest and other income

Amount of loss recognized in income due to missed forecast (ineffective portion and amount excluded from effectiveness testing)	$(2)	$—

Derivatives Not Destingated as Hedging Instruments

Derivative type	Interest rate contracts	Interest rate contracts

Location of gain or (loss) recognized in income	Interest and other income	Interest and other income

Amount of loss recognized in income	$(55)	$—

7. FAIR VALUE DISCLOSURES

The table below presents certain of our significant assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy set forth by ASC Topic 820 “Fair Value Measurements and Disclosures” within which those measurements fall (amounts in thousands).

	Level 1	Level 2	Level 3	Total
As of March 31, 2011:
Assets
Real estate securities	$—	$—	$5,334	$5,334
Derivative instruments	—	135	—	135

Total assets	$—	$135	$5,334	$5,469

Liabilities
Derivative instruments	$—	$(6)	$—	$(6)

As of December 31, 2010:
Assets
Real estate securities	$—	$—	$3,981	$3,981
Derivative instruments	—	130	—	130

Total assets	$—	$130	$3,981	$4,111

Liabilities
Derivative instruments	$—	$(45)	$—	$(45)

With regards to our assets carried at fair value, we did not have any transfers between Levels 1, 2 or 3 during the three months ended March 31, 2011. The table below presents a reconciliation of the beginning and ending balances, between December 31, 2010 and March 31, 2011, of certain of our significant assets having fair value measurements (amounts in thousands).

	Real Estate Securities	Derivative Instruments
Beginning balance as of December 31, 2010	$3,981	$85

Included in net loss	—	(65)
Included in other comprehensive loss	1,353	76
Purchases	—	33

Total change in fair value	1,353	44
Transfers in and/or out of Level 3	—	—

Ending balance as of March 31, 2011	$5,334	$129

Fair Value of Investments in Real Estate Securities

Our real estate securities comprise commercial mortgage-backed securities (“CMBS”) and commercial real estate collateralized debt obligation (“CRE-CDO”) securities. Our pricing procedures for each of the two categories are applied to each specific investment within their respective categories. We estimate the fair value of our CMBS and CRE-CDO securities using a combination of observable market information and unobservable market assumptions. Observable market information considered in these fair market valuations include benchmark interest rates, interest rate curves, credit market indexes and swap curves. Unobservable market assumptions considered in the determination of the fair market valuations of our CMBS and CRE-CDO investments include market assumptions related to discount rates, default rates, prepayment rates, reviews of trustee or investor reports and nonbinding broker quotes and pricing services in what is currently an inactive secondary market. Additionally, we consider security-specific characteristics in determining the fair values of our CMBS and CRE-CDO investments, which include consideration of credit enhancements, the underlying collateral’s average default rates, the average delinquency rate and loan-to-value and several other characteristics. As a result, both Level 2 and Level 3 inputs are used in arriving at the valuation of our investments in CMBS and CRE-CDOs. We determined the Level 3 inputs used in determining the fair value of its investments in CMBS and CRE-CDO securities to be significant. As such, all investments in CMBS and CRE-CDO securities fall under the Level 3 category of the fair value hierarchy.

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The fair values estimated below are indicative of certain interest rate and other assumptions as of March 31, 2011 and December 31, 2010, and may not take into consideration the effects of subsequent interest rate or other assumption fluctuations, or changes in the values of underlying collateral. The fair values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate their carrying values because of the short-term nature of these instruments. In addition, we determined that the fair values of our other secured borrowings approximate their carrying values as of March 31, 2011 and December 31, 2010, since the floating rates on the balances approximate market rates.

The carrying amounts and estimated fair values of our other financial instruments as of March 31, 2011 and December 31, 2010 were as follows (amounts in thousands):

	As of March 31, 2011		As of December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Investments in real estate securities	$5,334	$5,334	$3,981	$3,981
Fixed-rate debt related investments, net	71,541	73,713	138,975	139,634
Floating-rate debt related investments, net	78,428	73,345	78,517	72,854
Derivative instruments	135	135	130	130

Liabilities:
Fixed-rate mortgage notes	$1,085,069	$1,100,908	$1,087,377	$1,147,001
Floating-rate mortgage notes	378,558	381,569	378,578	378,578
Fixed-rate other secured borrowings	26,770	26,770	26,835	26,835
Floating-rate other secured borrowings	51,209	51,209	99,990	99,990
Derivative liabilities	6	6	45	45

See Note 7 to these financial statements above for details regarding methodologies and key assumptions applied to determining the fair value of our investments in real estate securities and derivative instruments. The methodologies used and key assumptions made to estimate fair values of the other financial instruments described in the above table are as follows:

Debt Related Investments — The fair value of our debt investments as of March 31, 2011 and December 31, 2010 was estimated using a discounted cash flow analysis that utilized estimates of scheduled cash flows and discount rates estimated to approximate those that a willing buyer and seller might use.

Mortgage Notes — The fair value of our fixed-rate mortgage notes as of March 31, 2011 and December 31, 2010 was estimated using a discounted cash flow analysis, based on our estimate of market interest rates. Credit spreads relating to the underlying instruments are based on unobservable Level 3 inputs, which we have determined to be our best estimate of current market spreads of similar instruments.

9.	NONCONTROLLING INTERESTS

Our noncontrolling interests consist of three components: (i) joint venture partnership interests held by our partners, (ii) non-voting units of limited partnership interests of our Operating Partnership (“OP Units”) held by third parties and (iii) OP Units held by the parent of our Advisor that constitute a separate series of partnership interests with special distribution rights (“Special Units”). The following table summarizes noncontrolling interest balances as of March 31, 2011 and December 31, 2010 in terms of cumulative contributions, distributions and cumulative allocations of net loss and comprehensive loss (amounts in thousands).

	As of March 31, 2011	As of December 31, 2010
OP Units:
Contributions	$124,390	$116,897
Distributions	(14,663)	(12,646)
Share of net loss	(10,008)	(9,390)
Share of comprehensive loss	2,459	2,318

Subtotal	102,178	97,179
Joint Venture Partner Interests:
Contributions	35,852	35,617
Distributions	(16,187)	(15,676)
Share of net loss	(2,945)	(2,890)

Subtotal	16,720	17,051
Special Units:
Contributions	1	1
Distributions	—	—
Share of net loss	—	—

Subtotal	1	1

Total	$118,899	$114,231

As of March 31, 2011 and December 31, 2010, we owned approximately 93.1% and 93.4% of our Operating Partnership, respectively, and the remaining interests in our Operating Partnership were owned by third-party investors and our Advisor. After a period of one year from the date of issuance, holders of OP Units may request the Operating Partnership to redeem their OP Units. We have the option of redeeming the OP Units with cash, shares of our common stock, or with a combination of cash and shares of our common stock. During the three months ended March 31, 2011, we issued approximately 98,000 shares of our common stock in redemption of approximately 99,000 OP Units in accordance with this option. In May 2005, our Operating Partnership issued 20,000 OP Units to our Advisor for gross proceeds of $200,000, which represented less than a 0.1% ownership interest in our Operating Partnership as of March 31, 2011. In addition, as of March 31, 2011 and December 31, 2010, our Operating Partnership had issued approximately 13.6 million and 12.8 million OP Units, respectively, to third-party investors in connection with its private placement offerings, and such units had a maximum approximate redemption value of $115.3 million and $128.1 million, respectively, based on our most recently announced estimated value per share for the OP Units outstanding as of March 31, 2011, and based on the most recent selling price of our common stock pursuant to a primary offering for the OP Units outstanding as of December 31, 2010. During the three months ended March 31, 2011, our Operating Partnership issued approximately 961,000 OP Units pursuant to our Operating Partnerships private placements.

10.	STOCKHOLDERS’ EQUITY

Common Stock

On May 27, 2005, we filed a registration statement on Form S-11 with the Commission in connection with an initial public offering of our common stock, which was declared effective on January 27, 2006. As of the close of business on September 30, 2009, we terminated the primary portion of our public offering of shares of our common stock and ceased accepting new subscriptions to purchase shares of our common stock. However, we have offered and will continue to offer shares of common stock through the Distribution Reinvestment Plan (the “DRIP Plan”). Effective March 11, 2011, we amended the DRIP Plan to offer shares of our common stock at the estimated per share value of $8.45, which we announced on March 11, 2011 in order to assist broker dealers with certain obligations under Financial Industry Regulatory Authority (“FINRA”) regulations.

The following table summarizes shares sold, gross proceeds received and the commissions and fees paid in connection with our offerings as of March 31, 2011 (amounts in thousands).

	Shares	Gross Proceeds	Commissions and Fees	Net Proceeds
Shares sold in the initial offering	114,742	$1,136,968	$(104,295)	$1,032,673
Shares sold in the follow-on offering	67,140	659,831	(55,332)	604,499
Shares sold pursuant to our DRIP Plan in the initial offering	3,455	32,825	(309)	32,516
Shares sold pursuant to our DRIP Plan in the follow-on offering	16,076	152,720	(476)	152,244
Shares issued in connection with OP Unit redemption program	98	965	—	965
Shares repurchased pursuant to our share redemption program	(18,729)	(175,255)	(285)	(175,540)

Total	182,782	$1,808,054	$(160,697)	$1,647,357

Distributions

We accrue and pay distributions on a quarterly basis. Each quarter, our board of directors declares and authorizes the following quarter’s distribution. We calculate individual payments of distributions to each stockholder or OP Unit holder based upon daily record dates during each quarter, so that investors are eligible to earn distributions immediately upon purchasing shares of our common stock or upon purchasing OP Units. During the three months ended March 31, 2011 and 2010, we declared distributions to our common stockholders of approximately $27.5 million and $27.6 million, respectively. Of these amounts, for the three months ended March 31, 2011 and 2010, approximately $15.9 million and $14.3 million, respectively, were paid or payable in cash and approximately $11.6 million and $13.3 million, respectively, were reinvested in shares of our common stock pursuant to the DRIP Plan.

During the three months ended March 31, 2011 and 2010, approximately 1.2 million and 1.5 million shares of our common stock were issued, respectively, in connection with the DRIP Plan for proceeds of approximately $11.8 million and $13.8 million, respectively, relating to our fourth quarter 2010 and 2009 distributions, respectively.

Redemptions

During the three months ended March 31, 2011 and 2010, we redeemed approximately 1.3 million and 1.3 million shares of common stock, respectively, pursuant to our share redemption program for approximately $11.5 million and $12.8 million, respectively.

11.	RELATED PARTY TRANSACTIONS

Our day-to-day activities are managed by our Advisor, an affiliate, under the terms and conditions of the Advisory Agreement. Our Advisor is considered to be a related party as certain indirect owners and employees of our Advisor serve as our executive officers. The responsibilities of our Advisor include the selection and underwriting of our real property and debt related investments, the negotiations for these investments, the asset management and financing of these investments and the selection of prospective joint venture partners. As of March 31, 2011 and December 31, 2010, we owed approximately $99,000 and $77,000, respectively, to our Advisor and affiliates of our Advisor for such services and reimbursement of certain expenses.

The following table summarizes fees and other amounts earned by our Advisor in connection with services performed for us during the three months ended March 31, 2011, and 2010 (amounts in thousands).

	For the Three Months Ended March 31,
	2011	2010
Acquisition fees	$218	$—
Asset management fees	5,253	3,619
Other reimbursements	373	256

Total	$5,844	$3,875

12.	NET INCOME (LOSS) PER COMMON SHARE

Reconciliations of the numerator and denominator used to calculate basic net loss per common share to the numerator and denominator used to calculate diluted net loss per common share for the three months ended March 31, 2011 and 2010 are described in the following table (amounts in thousands, except per share information).

	For the Three Months Ended March 31,
	2011	2010
Numerator
Loss from continuing operations	$(9,109)	$(7,006)
Loss from continuing operations attributable to noncontrolling interests	673	343

Loss from continuing operations attributable to common stockholders	(8,436)	(6,663)
Dilutive noncontrolling interests share of loss from continuing operations	(622)	(254)
Numerator for diluted earnings per share – adjusted loss from continuing operations	$(9,058)	$(6,917)

Income from discontinued operations	$—	$171
Income from discontinued operations attributable to noncontrolling interests	—	(23)

Income from discontinued operations attributable to common stockholders	—	148
Dilutive noncontrolling interests share of discontinued operations	—	6
Numerator for diluted earnings per share – adjusted income from discontinued operations	$—	$154

Denominator
Weighted average shares outstanding-basic	183,633	184,061
Incremental weighted average shares effect of conversion of OP units	13,444	7,003

Weighted average shares outstanding-diluted	197,077	191,064

NET INCOME PER COMMON SHARE-BASIC
Net loss from continuing operations	$(0.05)	$(0.04)
Net income from discontinued operations, net of noncontrolling interest	—	0.00

Net loss	$(0.05)	$(0.04)

NET INCOME PER COMMON SHARE-DILUTED
Net loss from continuing operations	$(0.05)	$(0.04)
Net income from discontinued operations, net of noncontrolling interest	—	0.00

Net loss	$(0.05)	$(0.04)

13.	SEGMENT INFORMATION

We have two reportable operating segments: investments in real property and debt related investments. We organize and analyze the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, investment strategies and objectives and distinct management of each segment. The following table sets forth revenue and the components of net operating income (“NOI”) of our segments for the three months ended March 31, 2011 and 2010 (amounts in thousands).

	Revenues		NOI
	2011	2010	2011	2010
Real property (1)	$65,633	$38,570	$51,203	$27,540
Debt related investments (2)	4,486	3,986	4,486	3,986

Total	$70,119	$42,556	$55,689	$31,526

(1)	Does not include results of operations of real property assets categorized as discontinued operations.
(2)	Includes operating results from our investment in an unconsolidated joint venture.

We consider NOI to be an appropriate supplemental financial performance measure because NOI reflects the specific operating performance of our real properties and debt related investments, and excludes certain items that are not considered to be controllable in connection with the management of each property, such as interest income, depreciation and amortization, general and administrative expenses, asset management fees, interest expense and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance as a whole, since it does exclude such items that could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

The following table is a reconciliation of our NOI to our reported net loss from continuing operations for the three months ended March 31, 2011 and 2010 (amounts in thousands).

	For the Three Months Ended March 31,
	2011	2010
Net operating income	$55,689	$31,526
Interest and other income	414	1,640
Depreciation and amortization expense	(32,147)	(15,751)
General and administrative expenses	(1,757)	(1,364)
Asset management fees, related party	(5,253)	(3,619)
Interest expense	(23,100)	(14,756)
Acquisition-related expenses net of other (losses) gains	(455)	(5)
Other-than-temporary impairment on securities	—	(1,693)
Provision for loss on debt related investments	(2,500)	(2,984)
Discontinued operations	—	171
Net loss attributable to noncontrolling interests	673	320

Net loss attributable to common stockholders	$(8,436)	$(6,515)

The following table reflects our total assets by business segment as of March 31, 2011 and December 31, 2010 (amounts in thousands).

	As of March 31, 2011	As of December 31, 2010
Segment assets:
Net investments in real property	$2,606,220	$2,610,699
Debt related investments, net	149,969	217,492

Total segment assets, net	2,756,189	2,828,191

Non-segment assets:
Cash and cash equivalents	64,808	83,559
Other non-segment assets (1)	80,559	87,457

Total assets	$2,901,556	$2,999,207

(1)	Other non-segment assets primarily consist of corporate assets including restricted cash, investments in real estate securities, and certain loan costs, including loan costs associated with our financing obligations.

14.	COMMITMENTS AND CONTINGENCIES

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

15.	SUBSEQUENT EVENTS

We have evaluated subsequent events for the period from March 31, 2011, the date of these financial statements, through the date these financial statements are issued, and determined that there have been no significant subsequent events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements relate to, without limitation, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), other development trends of the real estate industry, business strategies, and the growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors that may cause our results to vary are general economic and business (particularly real estate and capital market) conditions being less favorable than expected, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, availability and creditworthiness of prospective tenants, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, tenants’ ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental, regulatory and/or safety requirements, tenant bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control. For a further discussion of these factors and other risk factors that could lead to actual results materially different from those described in the forward-looking statements, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Commission on March 25, 2011. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

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

We believe we have operated in such a manner to qualify as a REIT for federal income tax purposes, commencing with the taxable year ended December 31, 2006, when we first elected REIT status. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through our Operating Partnership. Furthermore, our Operating Partnership wholly owns a taxable REIT subsidiary, DCTRT Leasing Corp., through which we execute certain business transactions that might otherwise have an adverse impact on our status as a REIT if such business transactions were to occur directly or indirectly through our Operating Partnership. We are an externally managed REIT and have no employees. Our day-to-day activities are managed by our Advisor, an affiliate, under the terms and conditions of the Advisory Agreement.

The primary source of our revenue and earnings is comprised of rent received from customers under long-term operating leases of our properties, including reimbursements from customers for certain operating costs, and interest payments from our debt related investments. Our primary expenses include rental expenses, depreciation and amortization expenses, general and administrative expenses, asset management fees and interest expense.

The cornerstone of our investment strategy is to provide investors seeking a general real estate allocation with a broadly diversified portfolio of assets. Our current investments include:

(1)	direct investments in real properties, consisting of office, industrial, and retail properties, located in North America; and

(2)	certain debt related investments, including originating and participating in whole mortgage loans secured by commercial real estate, B-notes and mezzanine debt.

As of March 31, 2011, we had total gross investments of approximately $3.0 billion (before accumulated depreciation of approximately $281.8 million), comprised of:

(1)	101 operating properties located in 31 geographic markets in the United States, aggregating approximately 19.2 million net rentable square feet. As of March 31, 2011, our real property portfolio was approximately 95% leased. Our operating real property portfolio includes an aggregate gross investment amount of approximately $2.9 billion and consists of:

•	37 office properties located in 16 geographic markets, aggregating approximately 7.1 million net rentable square feet, with an aggregate gross investment amount of approximately $1.7 billion;

•	33 retail properties located in 7 geographic markets, aggregating approximately 3.1 million net rentable square feet, with an aggregate gross investment amount of approximately $729.7 million; and

•	31 industrial properties located in 17 geographic markets, aggregating approximately 9.0 million net rentable square feet, with an aggregate gross investment amount of approximately $489.5 million.
(2)	Approximately $150.0 million in net debt related investments, including (i) investments in mortgage notes of approximately $95.6 million, (ii) investments in B-notes of approximately $36.9 million, and (iii) investments in mezzanine debt of approximately $17.5 million.

Consistent with our investment strategy, we have two business segments: (i) investments in real property and (ii) debt related investments. For a discussion of our business segments and the associated revenue and net operating income by segment, see Note 13 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Any future and near-term investment activity is expected to be funded primarily through the use of cash on hand, cash generated from operations, proceeds from the DRIP Plan, proceeds from the sale of existing investments, and the issuance and assumption of debt obligations.

•	Cash on hand — As of March 31, 2011, we had approximately $64.8 million of cash and cash equivalents.

•	Cash generated from operations — During the three months ended March 31, 2011, we generated approximately $26.6 million from operations of our real properties and income from debt related investments.

•	Proceeds from the DRIP Plan — During the three months ended March 31, 2011, we received approximately $11.8 million in proceeds from the DRIP Plan.

•

Proceeds from sales of existing investments — During the year ended December 31, 2010, we sold 12 properties for total net sales proceeds of $207.0 million (excluding net proceeds from the sale of collateral related to our foreclosed debt investment). We did not sell any properties during the three months ended March 31, 2011, however, one of our debt related investments matured, upon which we received net proceeds of approximately $17.6 million.

•

The issuance and assumption of debt obligations — During the year ended December 31, 2010, we incurred total debt obligations of approximately $1.1 billion, prior to the repayment of approximately $277.7 million, for net borrowings of approximately $791.9 million. We did not incur any debt obligations during the three months ended March 31, 2011.

We believe that our existing cash balance, cash generated from operations, proceeds from our DRIP Plan and our ability to sell investments and to issue debt obligations, remains adequate to meet our expected capital obligations for the next twelve months. Maintaining a strong balance sheet remains critical in the current market to position us well to preserve the value of our portfolio and to take advantage of investment opportunities. Currently, we anticipate our 2011 investment activity to be substantially less than our investment activity in 2010. Historically, we have been prudent in the deployment of our capital, resulting in a slower pace of investments. This resulted in us carrying higher cash balances over the past couple of years, which in turn diluted our goal of funding the payment of quarterly distributions to our investors entirely from our operations over time. With our acquisition of a portfolio of 32 office and industrial properties (the “NOIP Portfolio”) in June 2010, we have made significant progress towards this goal and we believe that this investment should continue to have a positive impact on our operating results.

Significant Transactions During the Three Months Ended March 31, 2011

Real Property Acquisitions

During the three months ended March 31, 2011, we acquired two retail properties in the New England market aggregating 147,000 square feet with a combined purchase price of $21.8 million.

Westin Loan Repayment

During the three months ended March 31, 2011, we received full and complete repayment of a debt investment structured as a mortgage note that was collateralized by two hotel properties located in the Houston, Texas market (the “Westin Galleria Loan”).

Our investment in the Westin Galleria Loan was approximately $65.0 million as of December 31, 2010. Upon repayment of this loan to us, the borrower paid us a prepayment fee of approximately $813,000, which has been included in debt related income in the statement of operations. The Westin Galleria Loan effectively secured approximately $48.8 million in other secured borrowings that we repaid upon the repayment of this debt investment. We realized net proceeds upon repayment of approximately $17.6 million, including the receipt of accrued interest payable to us. The prepayment of this debt investment caused us to accelerate net unamortized origination fee and deferred due diligence costs that were included in the carrying value of the investment of approximately $325,000, which was recorded as an increase to debt related income.

How We Measure Our Performance

Funds From Operations

NAREIT-defined FFO (“FFO”)

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

	For the Three Months Ended, March 31,
	2011	2010
Reconciliation of net earnings to FFO:
Net loss attributable to common stockholders	$(8,436)	$(6,514)
Add (deduct) NAREIT-defined adjustments:
Depreciation and amortization expense	32,147	15,751
Depreciation attributable to discontinued operations	—	47
Noncontrolling interests’ share of net loss	(673)	(320)
Noncontrolling interests’ share of FFO	(2,108)	(902)

FFO attributable to common shares-basic	20,930	8,062
FFO attributable to dilutive OP units	1,532	307

FFO attributable to common shares-diluted	$22,462	$8,369

FFO per share-basic	$0.11	$0.04

FFO per share-diluted	$0.11	$0.04

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

Certain GAAP measures, as well as FFO, include items that may affect comparability from period to period. Our primary objective for Company-Defined FFO is to provide investors with a supplemental earnings metric that indicates the performance of our operations before certain non-cash charges, non-operating or other items that management believes affects the comparability of our operating results from period to period. Our Company-Defined FFO is derived by adjusting FFO for the following items: gains or loss associated with provisions for loss on debt related investments, acquisition related expenses, and gains and losses on derivatives.

Gains and loss associated with provision for loss on debt related investments — Currently, our investment strategy does not include purchasing and selling debt related investments for the purpose of generating short-term gains. Rather, our investment strategy is to hold our investments for the long-term for the purpose of earning current income. As a result, management believes that any gains or losses generated from the sale or impairment of such debt related investments are non-routine and intermittent and result in a disproportionate impact to our earnings in the period in which such gains or losses are recorded compared to prior or future periods.

Acquisition related expenses — For GAAP purposes, expenses associated with the acquisition of real property, including acquisition fees paid to our Advisor and gains or losses related to the change in fair value of contingent consideration related to the acquisition of real property are recorded to earnings. Management does not include acquisition-related expenses in its evaluation of operating performance because our level of acquisition activity varies from period to period and such expenses do not recur subsequent to acquisition. As a result, our operating performance may not be comparable period to period without adjusting for such acquisition-related expenses.

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

	For the Three Months Ended, March 31,
	2011	2010
Reconciliation of FFO to Company-Defined FFO:
FFO attributable to common shares-basic	20,930	8,062
Add (deduct) our adjustments:
Other-than-temporary impairment and related amortization on securities	126	2,936
Provision for loss on debt related investments	2,500	2,984
Acquisition-related expenses (gains)	455	5
(Gain) loss on derivatives	57	—
Noncontrolling interests’ share of NAREIT-defined FFO	2,108	902
Noncontrolling interest share of Company-Defined FFO	(2,322)	(1,119)

Company-Defined FFO attributable to common shares-basic	23,854	13,770
Company-Defined FFO attributable to dilutive OP units	1,744	524

Company-Defined FFO attributable to common shares-diluted	$25,598	$14,294

Company-Defined FFO per share-basic	$0.13	$0.07

Company-Defined FFO per share-diluted	$0.13	$0.07

Weighted Average Number of Shares Outstanding
Basic	183,633	184,061

Diluted	197,077	191,064

Limitations of FFO and Company-Defined FFO

FFO (as discussed above, “FFO” includes NAREIT-defined FFO and Company-Defined FFO) is presented herein as a supplemental financial measure and has inherent limitations. We do not use FFO as, nor should it be considered to be, an alternative to net income (loss) computed under GAAP as an indicator of our operating performance, or as an alternative to cash from operating activities computed under GAAP, or as an indicator of our ability to fund our short or long-term cash requirements. Management uses FFO as an indication of our operating performance and as a guide to making decisions about future investments. Our FFO calculations do not present, nor do we intend them to present, a complete picture of our financial condition and operating performance. In addition, other REITs may define FFO differently and choose to treat impairment charges, acquisition related expenses and potentially other accounting line items in a manner different from us due to specific differences in investment strategy or for other reasons. Our Company-Defined FFO calculation is limited by its exclusion of certain items previously discussed, but we continuously evaluate our investment portfolio and the usefulness of our Company-Defined FFO measure in relation thereto. We believe that net income (loss) computed under GAAP remains the primary measure of performance and that FFO is only meaningful when it is used in conjunction with net income (loss) computed under GAAP. Further, we believe that our consolidated financial statements, prepared in accordance with GAAP, provide the most meaningful picture of our financial condition and operating performance.

Public Conference Call

We will be hosting a public conference call on Tuesday, May 31, 2011, to review our quarterly financial and operating results for the three months ended March 31, 2011. Guy Arnold, our President, and Kirk Scott, our Chief Financial Officer, will present performance data and provide management commentary. The conference call will take place at 4:15 p.m. EDT and can be accessed by dialing 888.482.0024 and referencing “Dividend Capital Passcode 51219761.”

Net Operating Income (“NOI”)

We also use NOI as a supplemental financial performance measure because NOI reflects the specific operating performance of our real properties and debt related investments and excludes certain items that are not considered to be controllable in connection with the management of each property, such as gains on the disposition of securities, other-than-temporary impairment, gains and losses related to provisions for losses on debt related investments, gains or losses on derivatives, acquisition related expenses, losses on financing commitments, interest income, depreciation and amortization, general and administrative expenses, asset management fees, interest expense and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance as a whole, since it does exclude such items that could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

Our Operating Results

The following series of tables and discussions describe in more detail our results of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

The following table illustrates the changes in rental revenues, rental expenses and net operating income for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. The same store portfolio includes 75 properties acquired prior to January 1, 2010 and owned through March 31, 2011, comprising approximately 12.9 million square feet. A discussion of these changes follows the table (dollar amounts in thousands).

	For the Three Months Ended March 31,
	2011	2010	$ Change	% Change
Revenues
Base rental revenue-same store (1)	$28,572	$29,603	$(1,031)	-3%
Other rental revenue- same store	8,810	8,967	(157)	-2%

Total rental revenue-same store	37,382	38,570	(1,188)	-3%
Rental revenue-2010 acquisitions	28,251	—	28,251	100%

Total rental revenue	65,633	38,570	27,063	70%
Debt related income (2)	4,486	3,986	500	13%

Total revenues	$70,119	$42,556	$27,563	65%

Rental Expenses
Same store	$11,049	$11,030	$19	0%
2010 acquisitions	3,381	—	3,381	100%

Total rental expenses	$14,430	$11,030	$3,400	31%

Net Operating Income (3)
Real property - same store	$26,333	$27,540	$(1,207)	-4%
Real property - 2010/2009 acquisitions	24,870	—	24,870	100%
Debt related income	4,486	3,986	500	13%

Total net operating income	$55,689	$31,526	$24,163	77%

(1)	Base rental revenue represents contractual base rental revenue earned by us from our tenants and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above-market intangible lease assets or the amortization of below-market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as expense recovery revenue are included in the line item, referred to as “other rental revenue.”
(2)	Includes equity-in-earnings from an unconsolidated joint venture of approximately $545,000 for the three months ended March 31, 2010.
(3)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “—How We Measure Our Performance—Net Operating Income” above.

Rental Revenue

The increase in rental revenue is primarily attributable to our acquisition and continued ownership of 26 additional operating real properties subsequent to December 31, 2009. Our operating portfolio was approximately 94.6% leased as of March 31, 2011, compared to approximately 93.1% as of March 31, 2010.

Same store base rental revenues decreased slightly for the three months ended March 31, 2011 compared to the same period in 2010. This decrease was primarily due to decreased leased square footage in the same store portfolio of assets, partially offset by scheduled rent increases and the expiration of certain rent abatement terms during the year ended December 31, 2010. As of March 31, 2011 and 2010, our same store portfolio was approximately 92.0% and 93.3% leased, respectively.

Same store other rental revenue decreased for the three months ended March 31, 2011 compared to the same period in 2010. This decrease was attributable to lower tenant recovery income, which was the result of lower percent leased square footage and lower recoverable expenses.

Debt Related Income

Debt related income increased for the three months ended March 31, 2011, compared to the same period in 2010. The increase was primarily attributable to our investment of $160.6 million in debt related investments subsequent to December 31, 2009, offset by (i) the repayment of a debt related investment, structured as a redeemable preferred equity security and recorded as an investment in an unconsolidated joint venture of approximately $17.4 million, (ii) our foreclosure on and subsequent sale of a property that we had previously held as a debt related investment of approximately $17.3 million, and (iii) the full and complete repayment of an approximately $65.0 million investment, that occurred subsequent to December 31, 2009.

Rental Expenses

Rental expenses increased for the three months ended March 31, 2011, compared to the same period in 2010. This increase is primarily attributable to our acquisition and continued ownership of 26 additional operating real properties subsequent to December 31, 2009.

Same store rental expenses increased slightly for the three months ended March 31, 2011, compared to the same period in 2010. This increase is due primarily to severe winter weather in the New England and Chicago markets in the current year causing an increase in snow removal costs over the same period in 2010, offset by generally lower expenses due to lower occupancy. These declines were primarily the result of lower occupancy, cost reduction measures and a larger property portfolio, which reduces insurance premiums for each property. Lower property tax expense resulted from lower assessed valuations applied by local taxing authorities in determining our property tax liabilities.

Other Operating Expenses

Depreciation and Amortization Expense: Depreciation and amortization expense increased by approximately $16.4 million, or 104%, for the three months ended March 31, 2011, compared to the same period in 2010. This increase is primarily attributable to our acquisition and continued ownership of 26 additional operating real properties subsequent to December 31, 2009.

General and Administrative Expenses: General and administrative expenses increased by approximately $393,000, or 29%, for the three months ended March 31, 2011, compared to the same period in 2010. This increase is primarily attributable to increases in accounting and legal fees and other general overhead expenses, primarily related to the growth of the portfolio.

Asset Management Fees, Related Party: Asset management fees paid to our Advisor increased by approximately $1.6 million, or 45%, for the three months ended March 31, 2011, compared to the same period in 2010. This increase resulted from our investment activity subsequent to December 31, 2009, including our acquisition of the NOIP Portfolio, and the origination of additional debt investments.

Acquisition Related Expenses: Acquisition related expenses, including fees paid to our Advisor, increased by approximately $450,000, from approximately $5,000, for the three months ended March 31, 2011, compared to the same period in 2010, due to the acquisition of two operating real properties during the three months ended March 31, 2011, which exceeded the acquisition activity during the three months ended March 31, 2010.

Other Income (Expenses)

Interest and Other Income: Interest and other income decreased by approximately $1.2 million, or 75%, for the three months ended March 31, 2011, compared to the same period in 2010. This decrease is primarily attributable to the sale of our preferred equity securities portfolio and continued deterioration in the performance of our CMBS and CRE-CDO securities portfolio, our significantly reduced average cash balance during the year due to the acquisition of the NOIP Portfolio, and lower average yields on our floating-rate interest-bearing bank accounts and money market mutual fund investments.

Interest Expense: Interest expense increased by approximately $8.3 million, or 57%, for the three months ended March 31, 2011, compared to the same period in 2010. This increase resulted primarily from additional mortgage note and other financings we assumed or incurred subsequent to December 31, 2009, partially offset by the effects of repayments of certain of these obligations. Our total borrowings, including financing obligations, increased by 68% to approximately $1.6 billion as of March 31, 2011 from approximately $941.2 million as of March 31, 2010, principally due to financing incurred in connection with our investment activities. The following table further describes our interest expense by debt obligation, including amortization of loan cost, amortization related to our derivatives, and amortization of discounts and premiums, for the three months ended March 31, 2011 and 2010 (amounts in thousands).

	For the Three Months Ended March 31,
	2011	2010
Debt Obligation
Mortgage notes	$21,396	$12,942
Other secured borrowings	1,008	33
Financing obligations	696	1,781

Total interest expense	$23,100	$14,756

Other-than-Temporary Impairment on Securities: During the three months ended March 31, 2010, we recorded net other-than-temporary impairment charges of approximately $1.7 million related to two of our CMBS and CRE-CDO securities. We did not record any net other-than-temporary impairment charges during the same period in 2011.

Provision for loss on debt related investments: During the three months ended March 31, 2011 and 2010, we recognized provisions for loan loss of approximately $2.5 million and 3.0 million, respectively, related to two of our debt related investments.

Liquidity and Capital Resources

Liquidity Outlook

We believe our existing cash balance, cash from operations, additional proceeds from the DRIP Plan, proceeds from the sale of existing investments and prospective debt or equity issuances will be sufficient to meet our liquidity and capital needs for the foreseeable future, including the next 12 months. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, distribution payments, debt service payments, including debt maturities of approximately $27.7 million, redemption payments, acquisitions of real property and debt related investments. The following discussion summarizes the sources and uses of our cash during the three months ended March 31, 2011.

Operating Activities

Net cash provided by operating activities was approximately $26.6 million for the three months ended March 31, 2011, compared to net cash provided by operating activities of approximately $15.5 million for the same period in 2010. This increase is primarily due to increased income due to additional real property and debt investments made subsequent to December 31, 2009.

Lease Expirations

Our primary source of funding for our property-level operating expenses and debt service payments is rent collected pursuant to our tenant leases. Our properties are generally leased to tenants for terms ranging from three to ten years. As of March 31, 2011, the weighted average remaining term of our leases was approximately 8.4 years, based on contractual remaining base rent, and 5.6 years, based on square footage. The following is a schedule of expiring leases for our consolidated operating properties by annualized base rent and square footage as of March 31, 2011 and assuming no exercise of lease renewal options (amounts in thousands).

	Lease Expirations
Year	Annualized Base Rent (1)%		Square Feet	%

2011	$10,859	5.0%	1.290	7.1%
2012	16,499	7.6%	1,677	9.3%
2013	15,824	7.3%	1,359	7.5%
2014	18,889	8.7%	2,290	12.6%
2015	16,680	7.7%	1,605	8.8%
2016	26,157	12.1%	1,997	11.0%
2017	47,906	22.1%	2,860	15.7%
2018	5,690	2.6%	1,239	6.8%
2019	13,126	6.1%	654	3.6%
2020	6,854	3.2%	370	2.0%
Thereafter	38,331	17.6%	2,846	15.6%

Total	$216,815	100.0%	18,187	100.0%

(1)	Annualized base rent represents the annualized monthly base rent of leases in place as of March 31, 2011, based on their respective non-cancellable terms.

Investing Activities

Net cash used in investing activities was approximately $4.9 million for the three months ended March 31, 2011, compared to approximately $1.2 million for the same period in 2010. This increase was primarily attributable to our acquisition of two real properties during the three months ended March 31, 2011, offset by the repayment of one of our debt related investments.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2011 was approximately $40.5 million and primarily comprised the redemption of common shares, distributions to common stockholders and noncontrolling interest holders, and scheduled repayment of our mortgage notes and other secured borrowings. Net cash used in financing activities during the same period in 2010 was approximately $40.1 million and primarily comprised the redemption of common shares, distributions to common stockholders, and the repayment of other secured borrowings.

Debt Maturities

The following table reflects our contractual debt maturities as of March 31, 2011, specifically our obligations under mortgage note agreements and other secured borrowings (amounts in thousands).

	As of March 31, 2011
Year Ending December 31,	Number of Borrowings Maturing (1)	Outstanding Balance (2) (3) (4)
2011	2	$15,216
2012	4	391,468
2013	3	85,228
2014	2	92,092
2015	7	164,770
2016	14	310,349
2017	8	308,371
2018	0	4,999
2019	0	5,292
2020	1	157,944
Thereafter	3	10,772

Total	44	$1,546,501

(1)	Borrowings presented include other secured borrowings of approximately $51.2 million related to our master repurchase facility account, which matures in June 2013 and is subject to two one-year extensions and mezzanine borrowings of approximately $26.8 million, which mature in June, 2015.
(2)	Eight of our mortgage notes with an aggregate outstanding principal balance as of March 31, 2011 of approximately $406.3 million have initial maturities before January 1, 2014. Three of these notes with an aggregate outstanding principal balance as of March 31, 2011 of approximately $322.4 million have extension options beyond December 31, 2013. These extension options are subject to certain lender covenants and restrictions that we must meet to extend the respective maturity dates. We currently have not determined whether we will exercise our options to extend these notes and we cannot assert with any degree of certainty that we will meet the requirements to extend the notes upon the initial maturity dates of the mortgage notes.
(3)	Outstanding balance represents expected cash outflows for contractual amortization and scheduled balloon payment maturities, and does not include our mark-to-market adjustment on assumed debt of approximately $4.9 million as of March 31, 2011.
(4)	As of March 31, 2011, our mortgage notes and secured borrowings are secured by real properties and debt investments totaling approximately $2.9 billion.

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

Distributions declared payable to common stockholders totaled approximately $27.5 million for the three months ended March 31, 2011 compared to approximately $27.6 million for the same period in 2010. Such distributions were paid following the respective quarters for which they were declared and approximately $15.9 million and $14.3 million, respectively, were paid in cash and approximately $11.6 million and $13.3 million, respectively, were reinvested in shares of our common stock pursuant to the DRIP Plan.

For the three months ended March 31, 2011 and 2010, we reported $26.6 million and $15.5 million, respectively, of cash provided by our operating activities. In accordance with ASC Topic 805 “Business Combinations” (“ASC Topic 805”), which became effective for the year ended December 31, 2009, these amounts were reduced by approximately $455,000 and $5,000, respectively, of acquisition related expenses, which were funded from the net proceeds received from our public offerings. As a result, the distributions declared payable to common stockholders for the three months ended March 31, 2011 and 2010, as described above, were funded with approximately $27.1 million and $15.5 million, respectively (excluding the impact of ASC Topic 805 as described above), from our operating activities, and the remaining amounts of approximately $400,000 and $12.1 million, respectively, were funded from our borrowings. Our long-term strategy is to fund the payment of quarterly distributions to investors entirely from our operations. There can be no assurance that we will achieve this strategy.

Redemptions

During the three months ended March 31, 2011 and 2010, we redeemed approximately 1.3 million and 1.3 million shares of common stock, respectively, pursuant to our share redemption program. Cash used to redeem such shares decreased approximately $1.3 million to $11.5 million during the three months ended March 31, 2011, from $12.8 million for the same period in 2010. In addition to the above-mentioned redemptions, during the three months ended March 31, 2011, we redeemed approximately 28,000 OP Units from our OP Unit holders for approximately $267,000 during the three months ended March 31, 2011, we redeemed approximately 99,000 OP Units from our OP Unit holders for approximately 98,000 shares of our common stock. We did not redeem any OP Units during the three months ended March 31, 2010. See “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q for more information regarding redemptions of shares and OP units during the three months ended March 31, 2011.

Subsequent Events

For information regarding subsequent events, see Note 15 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

New Accounting Pronouncements

For information regarding new accounting pronouncements, see Note 2 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

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

As of March 31, 2011, we had approximately $429.8 million of variable rate borrowings outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our remaining variable rate borrowings were to increase 10%, we estimate that our quarterly interest expense would increase by approximately $7,000 based on our outstanding floating-rate debt as of March 31, 2011.

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

The Company’s management, with the participation of the Company’s President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011. Based on that evaluation, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011. There were no material changes in the Company’s internal control over financial reporting during the three months ended March 31, 2011.

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

ITEM 1A.	RISK FACTORS

As of March 31, 2011, no material changes had occurred in our risk factors as discussed in Item 1A of our Annual Report on Form 10-K filed with the Commission on March 25, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We are the general partner of our Operating Partnership. As of March 31, 2011, we owned approximately 93.1% of our Operating Partnership, and the remaining interests in our Operating Partnership (“OP Units”) were owned by our Advisor and by certain third-party investors (“Limited Partners”). Pursuant to the Limited Partnership Agreement of the Operating Partnership, Limited Partners may request the Operating Partnership to redeem their OP Units, and we, as the general partner of the Operating Partnership, may elect to redeem any OP Units for cash or for shares of our common stock. The number of shares issuable by us in redemption of OP Units is currently equal to the number of OP Units redeemed, less an amount of shares to cover a redemption fee.

During the three months ended March 31, 2011, we issued an aggregate of 97,678 shares of our common stock to Limited Partners in redemption of their OP Units. The issuances were made under the exemption from registration pursuant to Section 4(2) of the Securities Act. The following table describes these transactions in more detail:

Date	Title of Shares Sold	Total Number of Shares Sold	Consideration	Number of OP Units Redeemed
March 4, 2011	Common shares	27,528	OP Units	27,947
March 9, 2011	Common shares	70,150	OP Units	71,218

Total		97,678		99,165

Share Redemption Program

As of March 31, 2011, no material changes had occurred to our share redemption program (the “Program”) as discussed in Item 2 of our Annual Report on Form 10-K filed with the Commission on March 25, 2011. In aggregate, for the three months ended March 31, 2011, we redeemed approximately 1.3 million shares of common stock pursuant to the Program for approximately $11.5 million, as described further in the table below.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Pro-rata Percentage of Redemption Requests Redeemed by Us	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
January 1 - January 31, 2011	—	$—	—	—	—
February 1 - February 28, 2011	—	—	—	—	—
March 1 - March 31, 2011	1,276,333	8.97	7%	1,276,333	—

Total	1,276,333	$8.97	7%	1,276,333	900,431

(1)	This represents the number of shares that could be redeemed for the three months ended June 30, 2011 without exceeding our limitations discussed above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Dividend Capital Total Realty Trust Inc. Fifth Articles of Amendment and Restatement.†

3.2	Dividend Capital Total Realty Trust Inc. Second Amended and Restated Bylaws. †

4.1	Third Amended and Restated Distribution Reinvestment Plan. †

4.2	Sixth Amended and Restated Share Redemption Program†

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

†	Previously filed.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

Date: May 13, 2011	/S/ GUY M. ARNOLD
Guy M. Arnold President

Date: May 13, 2011	/S/ M. KIRK SCOTT
M. Kirk Scott Chief Financial Officer and Treasurer