Form 10-Q
period 2011-06-30
Dividend Capital Total Realty Trust Inc.
filed 2011-08-12
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

As of August 5, 2011, 184,267,108 shares of common stock of Dividend Capital Total Realty Trust Inc., par value $0.01 per share, were outstanding.

Dividend Capital Total Realty Trust Inc.

Form 10-Q

June 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	As of
	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Investments in real property:
Land	$555,236	$539,844
Building and improvements	1,759,205	1,740,144
Intangible lease assets	582,613	578,319
Accumulated depreciation and amortization	(316,020)	(247,608)

Total net investments in real property*	2,581,034	2,610,699
Debt related investments, net	149,781	217,492

Total net investments	2,730,815	2,828,191
Cash and cash equivalents	62,853	83,559
Restricted cash	26,998	31,019
Other assets, net	54,249	56,438

Total Assets	$2,874,915	$2,999,207

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$18,475	$16,307
Distributions and redemptions payable	30,228	43,732
Mortgage notes**	1,461,200	1,465,955
Other secured borrowings	97,029	126,825
Financing obligations	40,191	49,799
Intangible lease liabilities, net	99,414	99,973
Other liabilities	37,095	39,642

Total Liabilities	1,783,632	1,842,233

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 182,925,351 and 182,716,712 shares issued and outstanding, as of June 30, 2011 and December 31, 2010, respectively	1,829	1,827
Additional paid-in capital	1,646,604	1,644,249
Distributions in excess of earnings	(654,143)	(580,981)
Accumulated other comprehensive (loss)	(18,728)	(22,352)

Total stockholders’ equity	975,562	1,042,743

Noncontrolling interests	115,721	114,231

Total Equity	1,091,283	1,156,974

Total Liabilities and Equity	$2,874,915	$2,999,207

*	Includes approximately $658.3 million and $667.2 million, after accumulated depreciation and amortization, in consolidated real property variable interest entity investments as of June 30, 2011 and December 31, 2010, respectively.
**	Includes approximately $483.4 and $484.4 million in consolidated mortgage notes in variable interest entity investments as of June 30, 2011 and December 31, 2010, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share information)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
REVENUE:
Rental revenue	$66,046	$40,145	$131,679	$78,714
Debt related income	2,931	3,698	7,416	7,139

Total Revenue	68,977	43,843	139,095	85,853

EXPENSES:
Rental expense	13,936	10,089	28,366	21,120
Real estate depreciation and amortization expense	32,069	15,236	64,216	30,988
General and administrative expenses	2,051	1,726	3,808	3,090
Asset management fees, related party	5,348	4,338	10,601	7,957
Acquisition-related expenses net of other gains/losses*	59	19,080	482	19,084

Total Operating Expenses	53,463	50,469	107,473	82,239
Operating Income (Loss)	15,514	(6,626)	31,622	3,614
Other Income (Expenses):
Equity in earnings of unconsolidated joint venture	—	396	—	941
Interest and other income	390	833	773	2,473
Interest expense	(23,152)	(15,554)	(46,251)	(30,310)
Gain on disposition of securities	—	32,272	—	32,272
Other-than-temporary impairment on securities	(3,089)	(3,695)	(3,089)	(5,387)
Provision for loss on debt related investments	—	—	(2,500)	(2,984)

(Loss) income from continuing operations	(10,337)	7,626	(19,445)	619

Income from discontinued operations, net of taxes	—	149	—	322

Net (loss) income	(10,337)	7,775	(19,445)	941
Net loss (income) attributable to noncontrolling interests	749	(267)	1,421	53

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(9,588)	$7,508	$(18,024)	$994

Net (loss) income per basic and diluted common share:
Continuing operations	$(0.05)	$0.04	$(0.10)	$0.01
Discontinued operations	—	0.00	—	0.00

NET (LOSS) INCOME PER BASIC AND DILUTED COMMON SHARE	$(0.05)	$0.04	$(0.10)	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	183,945	184,321	183,790	184,301

Diluted	197,591	191,997	197,325	191,644

*	Includes approximately $218,000 and $14.0 million paid to our Advisor during the six months ended June 30, 2011 and 2010, respectively, and $14.0 million paid to our advisor during the three months ended June 30, 2010.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(In thousands)

	Stockholders’ Equity
					Accumulated
			Additional Paid-in Capital	Distributions in Excess of Earnings	Other Comprehensive Income (Loss)	Noncontrolling Interests	Comprehensive Income (Loss)	Total Equity
	Common Stock
	Shares	Amount
Balances, December 31, 2010	182,717	$1,827	$1,644,249	$(580,981)	$(22,352)	$114,231		$1,156,974

Comprehensive loss:
Net loss	—	—	—	(18,024)	—	(1,421)	(19,445)	(19,445)
Net unrealized change from available-for-sale securities	—	—	—	—	2,642	195	2,837	2,837
Cash flow hedging derivatives	—	—	—	—	982	72	1,054	1,054

Comprehensive loss							(15,554)	(15,554)

Common stock:
Issuance of common stock, net of offering costs	2,615	26	23,346	—	—	—		23,372
Conversion of OP Units to common stock	98	1	938	—	—	(939)		—
Redemptions of common stock	(2,505)	(25)	(21,944)	—	—	—		(21,969)
Amortization of stock based compensation	—	—	15	—	—	—		15
Distributions on common stock	—	—	—	(55,138)	—	—		(55,138)
Noncontrolling interests:								—
Contributions from noncontrolling interests	—	—	—	—	—	8,692		8,692
Distributions to noncontrolling interests	—	—	—	—	—	(5,109)		(5,109)

Balances, June 30, 2011	182,925	$1,829	$1,646,604	$(654,143)	$(18,728)	$115,721		$1,091,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES:
Net (loss) income	$(19,445)	$941
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Real estate depreciation and amortization expense	64,216	31,081
Gain on disposition of securities	—	(32,272)
Net other-than-temporary impairment on securities	3,089	5,387
Provision for loss on debt related investments	2,500	2,984
Loss on disposition of real property	—	107
Other adjustments to reconcile net (loss) income to net cash provided by operating activities	3,345	2,840
Changes in operating assets and liabilities:
(Increase) in restricted cash	(918)	(414)
(Increase) in other assets	(305)	(49)
Increase in accounts payable and accrued expenses	2,078	1,282
(Decrease) increase in other liabilities	(4,525)	2,617

Net cash provided by operating activities	50,035	14,504

INVESTING ACTIVITIES:
Acquisition of real property	(21,325)	(1,338,097)
Capital expenditures in real property	(6,825)	(1,359)
Proceeds from unconsolidated joint venture	—	17,000
Disposition of real estate securities	—	58,371
Investment in debt related investments	—	(13,265)
Principal collections on debt related investments	16,309	44
Other investing activities	787	(1,947)

Net cash used in investing activities	(11,054)	(1,279,253)

FINANCING ACTIVITIES:
Mortgage note proceeds	—	943,325
Mortgage note principal repayments	(5,328)	(2,704)
Proceeds from other secured borrowings	19,162	61,478
Repayment of other secured borrowings	(208)	(13,352)
Redemption of common shares	(35,766)	(28,446)
Distributions to common stockholders	(31,727)	(28,111)
Other financing activities	(5,820)	(19,655)

Net cash (used in) provided by financing activities	(59,687)	912,535

NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,706)	(352,214)

CASH AND CASH EQUIVALENTS, beginning of period	83,559	514,786
CASH AND CASH EQUIVALENTS, end of period	$62,853	$162,572

Supplemental Disclosure of Cash Flow Information:
Amount issued pursuant to the distribution reinvestment plan	$23,421	$27,153
Cash paid for interest	$40,334	$27,897
Issuances of OP Units for beneficial interests	$8,699	$47,307
Non-cash principal collection on debt related investment	$48,750	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim condensed consolidated financial statements (herein referred to as “financial statements,” “balance sheets,” or “statements of operations”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, these statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of operating results for a full year. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Commission on March 25, 2011.

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

Investment in Real Estate Securities

As of June 30, 2011 and December 31, 2010, we held investments in real estate securities of approximately $3.7 million and $4.0 million, respectively. Real estate securities are included in other assets, net, in the accompanying balance sheets.

During the three months ended June 30, 2011 and 2010, we recorded a net loss of approximately $3.1 million and $3.7 million, respectively, related to other-than-temporary impairment of our real estate securities. During the six months ended June 30, 2011 and 2010, we recorded a net loss of approximately $3.1 million and $5.4 million, respectively, related to other-than-temporary impairment of our real estate securities.

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. We do not expect the adoption of ASU 2011-04 to have a significant impact to the consolidated financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As ASU 2011-05 concerns presentation and disclosure only, its adoption will not have an impact on the consolidated financial position or results of operations.

3. INVESTMENTS IN REAL PROPERTY

Our consolidated investments in real property consist of investments in office, industrial and retail properties. The following tables summarize our consolidated investments in real property as of June 30, 2011 and December 31, 2010 (amounts in thousands).

Real Property	Land	Building and Improvements	Intangible Lease Assets	Total Investment Amount	Intangible Lease Liabilities	Net Investment Amount
As of June 30, 2011:
Office	$266,122	$969,531	$434,329	$1,669,982	$(63,393)	$1,606,589
Industrial	58,820	369,537	68,861	497,218	(8,952)	488,266
Retail	230,294	420,137	79,423	729,854	(51,337)	678,517

Total gross book value	555,236	1,759,205	582,613	2,897,054	(123,682)	2,773,372
Accumulated depreciation/amortization	—	(132,830)	(183,190)	(316,020)	24,268	(291,752)

Total net book value	$555,236	$1,626,375	$399,423	$2,581,034	$(99,414)	$2,481,620

As of December 31, 2010:
Office	$266,122	$966,750	$434,497	$1,667,369	$(63,393)	$1,603,976
Industrial	58,820	359,755	68,861	487,436	(8,952)	478,484
Retail	214,902	413,639	74,961	703,502	(47,076)	656,426

Total gross book value	539,844	1,740,144	578,319	2,858,307	(119,421)	2,738,886
Accumulated depreciation/amortization	—	(108,145)	(139,463)	(247,608)	19,448	(228,160)

Total net book value	$539,844	$1,631,999	$438,856	$2,610,699	$(99,973)	$2,510,726

Acquisitions

During the six months ended June 30, 2011, we acquired two retail properties in the New England market aggregating approximately 147,000 square feet with a combined purchase price of approximately $21.8 million. We did not acquire any real property during the three months ended June 30, 2011.

Rental Revenue

The following table summarizes the adjustments to rental revenue related to the amortization of above-market lease assets, below-market lease liabilities, and for straight-line rental adjustments for the three and six months ended June 30, 2011 and 2010 (amounts in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Straight-line rent adjustments	$2,618	$1,073	$5,411	$2,055
Above-market lease assets	(2,129)	(724)	(4,390)	(1,462)
Below-market lease liabilities	2,382	1,323	4,819	2,642

Total increase to rental revenue	$2,871	$1,672	$5,840	$3,235

Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as rental revenue. Tenant recovery income recognized as rental revenue for the three and six months ended June 30, 2011 was approximately $8.9 million and $17.5 million, respectively. For the same periods in 2010, tenant recovery income recognized was approximately $7.4 million and $14.6 million, respectively.

4. DEBT RELATED INVESTMENTS

As of June 30, 2011 and December 31, 2010, we had invested in 10 and 11 debt investments, respectively, with net investment amounts of approximately $149.8 million and $217.5 million, respectively. The weighted average maturity of our debt investments as of June 30, 2011 was 2.9 years, based on our recorded net investment. The following table describes our debt related income, including equity in earnings of an unconsolidated joint venture, for the three and six months ended June 30, 2011 and 2010 (dollar amounts in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Weighted Average Yield as of
Investment Type	2011	2010	2011	2010	June 30, 2011 (1)
Mortgage notes (2)	$1,503	$2,111	$4,573	$4,002	7.0%
B-notes	895	970	1,783	1,927	6.8%
Mezzanine debt	533	617	1,060	1,210	10.5%

Subtotal	2,931	3,698	7,416	7,139	7.3%
Unconsolidated joint venture	—	396	—	941	N/A

Total	$2,931	$4,094	$7,416	$8,080	7.3%

(1)	Weighted average yield is calculated on an unlevered basis using the amount invested, current interest rates and accretion of premiums or discounts realized upon the initial investment for each investment type as of June 30, 2011. Yields for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of June 30, 2011 for purposes of this table. We have assumed a yield of zero on the debt related investment for which we have recognized a full allowance for loss as of June 30, 2011.
(2)	During the six months ended June 30, 2011 we received full and complete repayment of one of our mortgage note investments. This includes an early prepayment fee received of approximately $813,000, accelerated amortization of origination fees of approximately $488,000, offset by accelerated amortization of deferred due diligence costs of approximately $163,000 related to this repayment. None of our debt related investments were repaid during the three months ended June 30, 2011.

Repayment of Westin-Galleria Loan

During the six months ended June 30, 2011, we received full and complete repayment of a debt investment structured as a mortgage note that was collateralized by two hotel properties located in the Houston, Texas market (the “Westin Galleria Loan”). Our investment in the Westin Galleria Loan was approximately $65.0 million as of December 31, 2010. Upon repayment of this loan to us, the borrower paid us a prepayment fee of approximately $813,000, which has been included in debt related income in the statement of operations. The Westin Galleria Loan effectively secured approximately $48.8 million in other secured borrowings that we repaid upon the repayment of this debt investment. We realized net proceeds upon repayment of approximately $17.6 million, including the receipt of accrued interest payable to us. The prepayment of this debt investment caused us to accelerate net unamortized origination fee and deferred due diligence costs that were included in the carrying value of the investment of approximately $325,000, which was recorded as an increase to debt related income. None of our debt related investments were repaid during the three months ended June 30, 2011.

Impairment

We review each of our debt related investments individually on a quarterly basis, and more frequently when such an evaluation is warranted, to determine if impairment exists. Accordingly, we do not group our debt related investments into classes by credit quality indicator. A debt related investment is impaired when, based on current information and events (including economic, industry and geographical factors), it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the agreement. When our investment is deemed impaired, the impairment is measured based on the expected future cash flows discounted at the investment’s effective interest rate. As a practical expedient, we may measure impairment based on the fair value of the collateral of an impaired collateral-dependent investment based on an observable market price for the impaired investment. Regardless of the measurement method, we measure impairment based on the fair value of the collateral when it is determined that foreclosure is probable. During the six months ended June 30, 2011, we recognized approximately $2.5 million in provision losses in the accompanying statements of operations. For the same period in 2010, we recognized approximately $3.0 million in provision losses. We did not recognize any provision losses during the three months ended June 30, 2011 and 2010. The table below presents a reconciliation of the beginning and ending balances, between December 31, 2010 and June 30, 2011, of our allowance for loan loss (amounts in thousands).

Allowance for Loan Loss
Beginning balance as of December 31, 2010:	$14,984
Provision for loss on debt related investments	2,500

Ending balance as of June 30, 2011:	$17,484

As of both June 30, 2011 and December 31, 2010, we had one B-note debt investment on non-accrual status, related to which we had recorded a complete allowance for loan loss. When we determine that a debt investment is impaired, we record income on the investment using the cash basis of accounting. As of both June 30, 2011 and December 31, 2010, the unpaid principal balance of the impaired debt investments was approximately $38.0 million. The following table describes our recorded investment in debt related investments before allowance for loan loss, and the related allowance for loan loss (amounts in thousands).

	Debt Investments Individually Evaluated for Impairment as of
	June 30, 2011	December 31, 2010
Debt investments	$167,265	$232,476
Less: Allowance for loan losses	(17,484)	(14,984)

Total	$149,781	$217,492

All impaired debt investments are subordinate debt investments. The following table describes our recorded investment in impaired debt related investments before allowance for loan loss, and the related allowance for loan loss (amounts in thousands).

As of June 30, 2011		As of December 31, 2010
Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
$37,944	$(17,484)	$17,987	$(14,984)

The following table describes our average recorded investment in the impaired debt related investments and the related interest income recorded (amounts in thousands).

For the Three Months Ended June 30,				For the Six Months Ended June 30,
2011		2010		2011		2010
Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
$20,459	$937	$34,951	$1,006	$21,708	$1,863	$36,443	$2,004

5. DEBT OBLIGATIONS

The following table summarizes our borrowings as of June 30, 2011 and December 31, 2010 (dollar amounts in thousands).

	Weighted Average Stated Interest Rate as of		Outstanding Balance as of (1)		Gross Investment Amount Securing Borrowings as of (2)
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Fixed rate mortgages	5.8%	5.8%	$1,082,702	$1,087,377	$2,016,218	$2,006,437
Floating rate mortgages (3)	4.1%	4.0%	378,498	378,578	785,813	783,157

Total mortgage notes	5.4%	5.3%	1,461,200	1,465,955	2,802,031	2,789,594
Repurchase facility	3.1%	3.5%	70,344	99,990	95,374	144,101
Mezzanine loan (4)	5.5%	5.5%	26,685	26,835	N/A	N/A

Total other secured borrowings	3.7%	4.0%	97,029	126,825	95,374	144,101

Total	5.3%	5.2%	$1,558,229	$1,592,780	$2,897,405	$2,933,695

(1)	Amounts presented are net of unamortized discounts to the face value of our outstanding fixed-rate mortgages of $4.6 million and $5.2 million as of June 30, 2011 and December 31, 2010, respectively.
(2)	“Gross Investment Amount” as used here and throughout this document represents the allocated gross basis of real property and debt related investments, after certain adjustments. Gross Investment Amount for real property (i) includes the effect of intangible lease liabilities of approximately $123.7 million and $119.4 million, as of June 30, 2011 and December 31, 2010, respectively, (ii) excludes accumulated depreciation and amortization on assets of approximately $316.0 million and $247.6 million as of June 30, 2011 and December 31, 2010, respectively, and (iii) includes the impact of impairments of approximately $3.9 million as of June 30, 2011 and December 31, 2010. Amounts reported for debt related investments represent our net accounting basis of the debt investments, which includes (i) unpaid principal balances, (ii) unamortized discounts, premiums, and deferred charges, and (iii) allowances for loan loss of approximately $17.5 million and $15.0 million as of June 30, 2011 and December 31, 2010, respectively.
(3)	As of June 30, 2011 and December 31, 2010, floating-rate mortgage notes were subject to interest rates at spreads ranging from 1.40% to 3.50% over one-month LIBOR, certain of which are subject to a 1.0% LIBOR floor.
(4)	Consists of mezzanine loan financing obtained from the seller of a portfolio of 32 office and industrial properties that we purchased on June 25, 2010 (the “NOIP Portfolio”).

As of June 30, 2011, 18 mortgage notes were interest only and 25 mortgage notes were fully amortizing with outstanding balances of approximately $828.5 million and $632.7 million, respectively. We were in compliance with all financial debt covenants as of June 30, 2011.

As of June 30, 2011, certain consolidated subsidiaries were in default on three mortgage note borrowings totaling $27.7 million, all of which were collateralized by office properties with gross investment amounts totaling $38.8 million that we hold in joint ventures in which we are not the managing partner. Our ownership of these joint ventures ranges from 80.0% to 97.5% and our defaults occurred either due to us not repaying the outstanding loan balance upon the contractual maturity date of the mortgage loan or as a result of us not making monthly debt service payments as required by the respective loan agreements. We are in various stages of communication with the respective lenders in an effort to restructure the loan terms so that they would be mutually agreeable to both parties. However, there are no assurances that we will be successful in our negotiations with the lenders. Accordingly, pursuant to the terms of the respective loan agreements, should the respective lenders enforce their rights, we may be subject to interest rates increasing to a higher default rate and/or the lenders foreclosing on the underlying real property collateral. With the exception of customary “carve-outs” (none of which we believe apply to these loans), these loans are not recourse to us, therefore only our equity investments in such properties are at risk of loss. These defaults do not impact our remaining debt covenants.

Subsequent to June 30, 2011, one of the three assets in default was sold through foreclosure to the beneficiary (the lender) at an amount that approximated the loan balance. The carrying amount of this asset as of June 30, 2011 was approximately $1.3 million, and the related loan balance was approximately $3.3 million. We will recognize the sale and any resulting gain during the three months ending September 30, 2011.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges under Accounting Standards Codification (“ASC”) Topic 815 “Derivatives and Hedging” is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the next 12 months, we estimate that approximately $2.5 million will be reclassified as an increase to interest expense related to effective hedges of fixed rate debt where the hedging instrument has been terminated, and we estimate that approximately $363,000 will be reclassified as an increase to interest expense related to active effective hedges of floating rate debt issuances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The table below presents a reconciliation of the beginning and ending balances, between December 31, 2010 and June 30, 2011, of our accumulated other comprehensive loss (“OCI”), net of amounts attributable to noncontrolling interests related to the effective portion of our cash flow hedges as presented on our financial statements (amounts in thousands).

Accumulated Other Comprehensive Loss
Beginning balance as of December 31, 2010:	$(21,007)
Amortization of interest expense	1,433
Change in fair value	(379)
Attribution of OCI to noncontrolling interests	(72)

Ending balance as of June 30, 2011	$(20,025)

Fair Values of Derivative Instruments

The table below presents the gross fair value of our derivative financial instruments as well as their classification on our accompanying balance sheet as of June 30, 2011 and December 31, 2010 (amounts in thousands).

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location		As of June 30, 2011 Fair Value	As of December 31, 2010 Fair Value	Balance Sheet Location		As of June 30, 2011 Fair Value	As of December 31, 2010 Fair Value
Derivatives designated as hedging instruments under ASC Topic 815

Interest rate contracts	Other assets, net	(1)	$9	$54	Other liabilities	(1)	$(230)	$(45)

Total derivatives designated as hedging instruments under ASC Topic 815			9	54			(230)	(45)
Derivatives not designated as hedging instruments under ASC Topic 815

Interest rate contracts	Other assets, net	(1)	6	76	Other liabilities		—	—

Total derivatives not designated as hedging instruments under ASC Topic 815			6	76			—	—

Total derivatives			$15	$130			$(230)	$(45)

(1)	The fair values of our derivative assets and liabilities are presented at their gross values in the accompanying financial statements.

Designated Hedges

As of June 30, 2011, we had four outstanding interest rate caps and three outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $157.1 million. As of December 31, 2010, we had three outstanding interest rate caps and three outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $154.0 million.

Undesignated Hedges

Derivatives not designated as hedges are not speculative and are used to hedge our exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a loss of approximately $22,000 and $79,000 for the three and six months ended June 30, 2011, respectively, and $112,000 in the three and six months ended June 30, 2010. As of June 30, 2011 and December 31, 2010 we had two outstanding interest rate caps that were not designated as hedges with a total notional amount of approximately $327.3 million. As of June 30, 2011 and December 31, 2010, these interest rate caps were recorded as other assets on our financial statements with a fair value of approximately $6,000 and $76,000, respectively.

Effect of Derivative Instruments on the Statement of Operations

The table below presents the effect of our derivative financial instruments on our accompanying financial statements for the three and six months ended June 30, 2011 and 2010 (amounts in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Derivatives Designated as Hedging Instruments

Derivative type	Interest rate contracts	Interest rate contracts	Interest rate contracts	Interest rate contracts

Amount of loss recognized in OCI (effective portion)	$(391)	$(115)	$(379)	$(115)

Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Interest expense	Interest expense	Interest expense	Interest expense

Amount of loss reclassified from accumulated OCI into income (effective portion)	$(724)	$(695)	$(1,433)	$(1,377)

Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Interest and other income (loss)	Interest and other income (loss)	Interest and other income (loss)	Interest and other income (loss)

Amount of loss recognized in income due to missed forecast (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—	$—

Derivatives Not Designated as Hedging Instruments

Derivative type	Interest rate contracts	Interest rate contracts	Interest rate contracts	Interest rate contracts

Location of gain or (loss) recognized in income	Interest and other income (loss)	Interest and other income (loss)	Interest and other income (loss)	Interest and other income (loss)

Amount of loss recognized in income	$(22)	$(112)	$(79)	$(112)

7. FAIR VALUE DISCLOSURES

The table below presents certain of our significant assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy set forth by ASC Topic 820 “Fair Value Measurements and Disclosures” within which those measurements fall (amounts in thousands).

	Level 1	Level 2	Level 3	Total
As of June 30, 2011:
Assets
Real estate securities	$—	$—	$3,744	$3,744
Derivative instruments	—	15	—	15

Total assets	$—	$15	$3,744	$3,759

Liabilities
Derivative instruments	$—	$(230)	$—	$(230)

As of December 31, 2010:
Assets
Real estate securities	$—	$—	$3,981	$3,981
Derivative instruments	—	130	—	130

Total assets	$—	$130	$3,981	$4,111

Liabilities
Derivative instruments	$—	$(45)	$—	$(45)

With regards to our assets carried at fair value, we did not have any transfers between Levels 1, 2 or 3 during the three or six months ended June 30, 2011. The table below presents a reconciliation of the beginning and ending balances, between December 31, 2010 and June 30, 2011, of certain of our significant assets having fair value measurements (amounts in thousands).

	Real Estate Securities	Derivative Instruments
Beginning balance as of December 31, 2010	$3,981	$85

Included in net loss	(3,089)	(105)
Included in other comprehensive loss	2,852	(235)
Purchases	—	40

Total change in fair value	(237)	(300)
Transfers in and/or out of Level 3	—	—

Ending balance as of June 30, 2011	$3,744	$(215)

Fair Value of Investments in Real Estate Securities

Our real estate securities comprise commercial mortgage-backed securities (“CMBS”) and commercial real estate collateralized debt obligation (“CRE-CDO”) securities. Our pricing procedures for each of the two categories are applied to each specific investment within their respective categories. We estimate the fair value of our CMBS and CRE-CDO securities using a combination of observable market information and unobservable market assumptions. Observable market information considered in these fair market valuations include benchmark interest rates, interest rate curves, credit market indexes and swap curves. Unobservable market assumptions considered in the determination of the fair market valuations of our CMBS and CRE-CDO investments include market assumptions related to discount rates, default rates, prepayment rates, reviews of trustee or investor reports and nonbinding broker quotes and pricing services in what is currently an inactive secondary market. Additionally, we consider security-specific characteristics in determining the fair values of our CMBS and CRE-CDO investments, which include consideration of credit enhancements, the underlying collateral’s average default rates, the average delinquency rate and loan-to-value and several other characteristics. As a result, both Level 2 and Level 3 inputs are used in arriving at the valuation of our investments in CMBS and CRE-CDOs. We determined the Level 3 inputs used in determining the fair value of our investments in CMBS and CRE-CDO securities to be significant. As such, all investments in CMBS and CRE-CDO securities fall under the Level 3 category of the fair value hierarchy.

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

The fair values estimated below are indicative of certain interest rate and other assumptions as of June 30, 2011 and December 31, 2010, and may not take into consideration the effects of subsequent interest rate or other assumption fluctuations, or changes in the values of underlying collateral. The fair values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate their carrying values because of the short-term nature of these instruments. In addition, we determined that the fair values of our other secured borrowings approximate their carrying values as of June 30, 2011 and December 31, 2010, since the floating rates on the balances approximate market rates.

The carrying amounts and estimated fair values of our other financial instruments as of June 30, 2011 and December 31, 2010 were as follows (amounts in thousands):

	As of June 30, 2011		As of December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Investments in real estate securities	$3,744	$3,744	$3,981	$3,981
Fixed-rate debt related investments, net	71,442	75,298	138,975	139,634
Floating-rate debt related investments, net	78,339	73,816	78,517	72,854
Derivative instruments	15	15	130	130

Liabilities:
Fixed-rate mortgage notes	$1,082,702	$1,113,930	$1,087,377	$1,147,001
Floating-rate mortgage notes	378,498	380,914	378,578	378,578
Fixed-rate other secured borrowings	26,685	26,685	26,835	26,835
Floating-rate other secured borrowings	70,344	70,344	99,990	99,990
Derivative liabilities	230	230	45	45

See Note 7 to these financial statements above for details regarding methodologies and key assumptions applied to determining the fair value of our investments in real estate securities and derivative instruments. The methodologies used and key assumptions made to estimate fair values of the other financial instruments described in the above table are as follows:

Debt Related Investments — The fair value of our debt investments as of June 30, 2011 and December 31, 2010 was estimated using a discounted cash flow analysis that utilized estimates of scheduled cash flows and discount rates estimated to approximate those that a willing buyer and seller might use.

Mortgage Notes — The fair value of our fixed-rate mortgage notes as of June 30, 2011 and December 31, 2010 was estimated using a discounted cash flow analysis, based on our estimate of market interest rates. Credit spreads relating to the underlying instruments are based on unobservable Level 3 inputs, which we have determined to be our best estimate of current market spreads of similar instruments.

9. NONCONTROLLING INTERESTS

Our noncontrolling interests consist of three components: (i) joint venture partnership interests held by our partners, (ii) non-voting units of limited partnership interests of our Operating Partnership (“OP Units”) held by third parties and (iii) OP Units held by the parent of our Advisor that constitute a separate series of partnership interests with special distribution rights (“Special Units”). The following table summarizes noncontrolling interest balances as of June 30, 2011 and December 31, 2010 in terms of cumulative contributions, distributions and cumulative allocations of net loss and comprehensive loss (amounts in thousands).

	As of December 31,	As of December 31,
	As of June 30, 2011	As of December 31, 2010
OP Units:
Contributions	$124,386	$116,897
Distributions	(16,710)	(12,646)
Share of net loss	(10,719)	(9,390)
Share of comprehensive loss	2,585	2,318

Subtotal	99,542	97,179

Joint Venture Partner Interests:
Contributions	35,881	35,617
Distributions	(16,721)	(15,676)
Share of net loss	(2,982)	(2,890)

Subtotal	16,178	17,051

Special Units:
Contributions	1	1
Distributions	—	—
Share of net loss	—	—

Subtotal	1	1

Total	$115,721	$114,231

As of June 30, 2011 and December 31, 2010, we owned approximately 93.1% and 93.4% of our Operating Partnership, respectively, and the remaining interests in our Operating Partnership were owned by third-party investors and our Advisor. After a period of one year from the date of issuance, holders of OP Units may request the Operating Partnership to redeem their OP Units. We have the option of redeeming the OP Units with cash, shares of our common stock, or with a combination of cash and shares of our common stock. During the six months ended June 30, 2011, we issued approximately 98,000 shares of our common stock in redemption of approximately 99,000 OP Units in accordance with this option. We did not issue any common stock in redemption of OP units during the three months ended June 30, 2011. In May 2005, our Operating Partnership issued 20,000 OP Units to our Advisor for gross proceeds of $200,000, which represented less than a 0.1% ownership interest in our Operating Partnership as of June 30, 2011. In addition, as of June 30, 2011 and December 31, 2010, our Operating Partnership had issued approximately 13.6 million and 12.8 million OP Units, respectively, to third-party investors in connection with its private placement offerings, and such units had a maximum approximate redemption value of $115.3 million and $128.1 million, respectively, based on our most recently announced estimated value per share of common stock (discussed in Note 10 in more detail) as of June 30, 2011, and based on the most recent selling price of our common stock pursuant to a primary offering for the OP Units outstanding as of December 31, 2010. During the six months ended June 30, 2011, our Operating Partnership issued approximately 961,000 OP Units pursuant to our Operating Partnership’s private placements. Our Operating Partnership did not issue any OP Units during the three months ended June 30, 2011.

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

The following table summarizes shares sold, gross proceeds received and the commissions and fees paid in connection with our offerings as of June 30, 2011 (amounts in thousands).

	$1,136,968	$1,136,968	$1,136,968	$1,136,968
	Shares	Gross Proceeds	Commissions and Fees	Net Proceeds
Shares sold in the initial offering	114,742	$1,136,968	$(104,295)	$1,032,673
Shares sold in the follow-on offering	67,140	659,831	(55,332)	604,499
Shares sold pursuant to our DRIP Plan in the initial offering	3,455	32,825	(309)	32,516
Shares sold pursuant to our DRIP Plan in the follow-on offering	17,450	164,325	(495)	163,830
Shares issued in connection with OP Unit redemption program	98	965	—	965
Shares repurchased pursuant to our share redemption program	(19,960)	(185,644)	(406)	(186,050)

Total	182,925	$1,809,270	$(160,837)	$1,648,433

Distributions

We accrue and pay distributions on a quarterly basis. Each quarter, our board of directors declares and authorizes the following quarter’s distribution. We calculate individual payments of distributions to each stockholder or OP Unit holder based upon daily record dates during each quarter, so that investors are eligible to earn distributions immediately upon purchasing shares of our common stock or upon purchasing OP Units. For the three and six months ended June 30, 2011, we declared distributions to our common stockholders of approximately $27.6 million and $55.1 million, respectively. Of these amounts, for the three and six months ended June 30, 2011, approximately $16.3 million and $32.2 million, respectively, were paid or payable in cash and approximately $11.3 million and $22.9 million, respectively, were reinvested in shares of our common stock pursuant to the DRIP Plan. For the same periods in 2010, we declared distributions to our common stockholders of approximately $27.6 million and $55.2 million, respectively. Of these amounts, approximately $14.6 million and $28.9 million, respectively, were paid or payable in cash and approximately $13.0 million and $26.3 million, respectively, were reinvested in shares of our common stock pursuant to our DRIP Plan.

Redemptions

During the six months ended June 30, 2011 and 2010, we redeemed approximately 2.5 million and 2.9 million shares of common stock, respectively, pursuant to our share redemption program for approximately $21.8 million and $26.9 million, respectively.

11. RELATED PARTY TRANSACTIONS

Our day-to-day activities are managed by our Advisor, an affiliate, under the terms and conditions of the Advisory Agreement. Our Advisor is considered to be a related party as certain indirect owners and employees of our Advisor serve as our executive officers. The responsibilities of our Advisor include the selection and underwriting of our real property and debt related investments, the negotiations for these investments, the asset management and financing of these investments and the selection of prospective joint venture partners. As of June 30, 2011 and December 31, 2010, we owed approximately $45,000 and $77,000, respectively, to our Advisor and affiliates of our Advisor for such services and reimbursement of certain expenses.

The following table summarizes fees and other amounts earned by our Advisor in connection with services performed for us during the three and six months ended June 30, 2011, and 2010 (amounts in thousands).

	$13,953	$13,953	$13,953	$13,953
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Acquisition fees	$—	$13,953	$218	$13,953
Asset management fees	5,348	4,338	10,601	7,957
Other reimbursements	409	385	781	641

Total	$5,757	$18,676	$11,600	$22,551

12. NET INCOME (LOSS) PER COMMON SHARE

Reconciliations of the numerator and denominator used to calculate basic net loss per common share to the numerator and denominator used to calculate diluted net loss per common share for the three and six months ended June 30, 2011 and 2010 are described in the following table (amounts in thousands, except per share information).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Numerator
(Loss) income from continuing operations	$(10,337)	$7,626	$(19,445)	$619
Loss (income) from continuing operations attributable to noncontrolling interests	749	(259)	1,421	84

(Loss) income from continuing operations attributable to common stockholders	(9,588)	7,367	(18,024)	703
Dilutive noncontrolling interests share of (loss) income from continuing operations	(711)	307	(1,329)	54
Numerator for diluted earnings per share – adjusted (loss) income from continuing operations	$(10,299)	$7,674	$(19,353)	$757

Income from discontinued operations	$—	$149	$—	$322
Income from discontinued operations attributable to noncontrolling interests	—	(8)	—	(31)

Income from discontinued operations attributable to common stockholders	—	141	—	291
Dilutive noncontrolling interests share of discontinued operations	—	6	—	12
Numerator for diluted earnings per share – adjusted income from discontinued operations	$—	$147	$—	$303

Denominator
Weighted average shares outstanding-basic	183,945	184,321	183,790	184,301
Incremental weighted average shares effect of conversion of OP Units	13,646	7,676	13,535	7,343

Weighted average shares outstanding-diluted	197,591	191,997	197,325	191,644

NET (LOSS) INCOME PER COMMON SHARE-BASIC
Net (loss) income from continuing operations	$(0.05)	$0.04	$(0.10)	$0.00
Net income from discontinued operations, net of noncontrolling interest	—	0.00	—	0.00

Net (loss) income	$(0.05)	$0.04	$(0.10)	$0.01

NET (LOSS) INCOME PER COMMON SHARE-DILUTED
Net (loss) income from continuing operations	$(0.05)	$0.04	$(0.10)	$0.00
Net income from discontinued operations, net of noncontrolling interest	—	0.00	—	0.00

Net (loss) income	$(0.05)	$0.04	$(0.10)	$0.01

13. SEGMENT INFORMATION

We have two reportable operating segments: investments in real property and debt related investments. We organize and analyze the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, investment strategies and objectives and distinct management of each segment. The following table sets forth revenue and the components of net operating income (“NOI”) of our segments for the three and six months ended June 30, 2011 and 2010 (amounts in thousands).

	For the Three Months ended June 30,
	Revenues		NOI
	2011	2010	2011	2010
Real property (1)	$66,046	$40,145	$52,110	$30,056
Debt related investments (2)	2,931	4,094	2,931	4,094

Total	$68,977	$44,239	$55,041	$34,150

	For the Six Months ended June 30,
	Revenues		NOI
	2011	2010	2011	2010
Real property (1)	$131,679	$78,714	$103,313	$57,594
Debt related investments (2)	7,416	8,080	7,416	8,080

Total	$139,095	$86,794	$110,729	$65,674

(1)	Does not include results of operations of real property assets categorized as discontinued operations.
(2)	Includes operating results from our investment in an unconsolidated joint venture.

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

The following table is a reconciliation of our NOI to our reported net (loss) income attributable to common shareholders for the three and six months ended June 30, 2011 and 2010 (amounts in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net operating income	$55,041	$34,150	$110,729	$65,674
Interest and other income	390	833	773	2,473
Real estate depreciation and amortization expense	(32,069)	(15,236)	(64,216)	(30,988)
General and administrative expenses	(2,051)	(1,726)	(3,808)	(3,090)
Asset management fees, related party	(5,348)	(4,338)	(10,601)	(7,957)
Acquisition-related expenses net of other gains (losses)*	(59)	(19,080)	(482)	(19,084)
Interest expense	(23,152)	(15,554)	(46,251)	(30,310)
Gain on disposition of securities	—	32,272	—	32,272
Other-than-temporary impairment on securities	(3,089)	(3,695)	(3,089)	(5,387)
Provision for loss on debt related investments	—	—	(2,500)	(2,984)
Income from discontinued operations, net of taxes	—	149	—	322
Net loss (income) attributable to noncontrolling interests	749	(267)	1,421	53

Net (loss) income attributable to common stockholders	$(9,588)	$7,508	$(18,024)	$994

The following table reflects our total assets by business segment as of June 30, 2011 and December 31, 2010 (amounts in thousands).

	As of June 30, 2011	As of December 31, 2010
Segment assets:
Net investments in real property	$2,581,034	$2,610,699
Debt related investments, net	149,781	217,492

Total segment assets, net	2,730,815	2,828,191

Non-segment assets:
Cash and cash equivalents	62,853	83,559
Other non-segment assets (1)	81,247	87,457

Total assets	$2,874,915	$2,999,207

(1)	Other non-segment assets primarily consist of corporate assets including restricted cash, investments in real estate securities, and certain loan costs, including loan costs associated with our financing obligations.

14. COMMITMENTS AND CONTINGENCIES

Litigation

On July 14, 2010, Northrop Grumman Systems Corporation (“Northrop”), filed a complaint in the Circuit Court of Fairfax County, Virginia against iStar NG, LP, TRT Acquisitions, LLC, TRT NOIP Colshire—McLean LLC, and Dividend Capital Total Realty Trust Inc. (together, the “Dividend Capital Defendants”) and iStar Financial Inc. (“iStar Financial” and, together with Dividend Capital Defendants, the “Defendants”). Northrop’s Complaint pertains to a real estate project containing two commercial office buildings and a parking garage located at 7555-7575 Colshire Drive in McLean, Virginia (the “Project”). TRT NOIP Colshire—McLean LLC, a wholly-owned subsidiary of Dividend Capital Total Realty Trust Inc., acquired iStar NG LP as part of the acquisition of the National Office and Industrial Portfolio from several subsidiaries of iStar Financial on June 25, 2010. Northrop, a holder of a leasehold interest in the Project, alleges that iStar Financial and the Dividend Capital Defendants knowingly completed the sale of the Project (rather than a sale of the owner of the Project, iStar NG LP). Northrop’s Complaint claims that the alleged sale of the Project violated Northrop’s right of first offer (“ROFO”) contained in the relevant deed of lease. Northrop’s Complaint seeks specific performance of the ROFO, other injunctive relief, compensatory damages in the amount of $250 million, $350,000 in punitive damages, treble damages under the Virginia Business Conspiracy Statute, costs, and attorneys’ fees.

On August 10, 2010, Defendants filed demurrers with the Fairfax County Circuit Court seeking dismissal of Northrop’s Complaint as a matter of law. On January 7, 2011, the court sustained the Dividend Capital Defendants’ demurrers and dismissed Northrop’s claims for tortious interference, unjust enrichment, violation of the Virginia Business Conspiracy Act and conversion, without prejudice. On January 28, 2011, Northrop filed an amended complaint, reasserting the dismissed counts. On February 18, 2011, the Defendants filed renewed demurrers and a plea in bar seeking dismissal of the claims for tortious interference, unjust enrichment, violation of the Virginia Business Conspiracy Act and conversion. On May 13, 2011, the court sustained the Defendants’ demurrers on the conversion and unjust enrichment claims. In addition to defending Northrop’s amended complaint generally and asserting counterclaims, the Dividend Capital Defendants have obtained indemnities from iStar Financial and insurance coverage that are subject to certain terms, conditions, and limitations.

On September 15, 2010, the Dividend Capital Defendants asserted counterclaims against Northrop based in part on Northrop’s intentional interference with the sale of the Project, its interference with contracts and prospective contracts, and its breach of the contract between iStar NG and Northrop. The Dividend Capital Defendants seek specific performance, damages in excess of $21.0 million, costs, and attorneys’ fees. Northrop filed demurrers seeking dismissal of the Dividend Capital Defendants’ counterclaims, which the court overruled on May 13, 2011.

On June 28, 2011, Northrop filed a motion for partial summary judgment seeking judgment on its claim that its ROFO rights had been triggered. Briefing on the motion is ongoing, and a hearing on the motion was held on August 5, 2011, and the motion was denied. In addition to opposing Northrop’s motion, the Dividend Capital Defendants also plan to file their own motion for partial summary judgment on Northrop’s claim for specific performance.

Discovery between the parties is ongoing, and, under the current scheduling order, set to be completed by August 15, 2011. A bench trial has been set to commence on September 12, 2011.

Due to uncertainty regarding the outcome of these proceedings, we cannot estimate the effect that any reasonably possible settlement would have on our business, financial condition, or results of operations.

15. SUBSEQUENT EVENTS

We have evaluated subsequent events for the period from June 30, 2011, the date of these financial statements, through the date these financial statements are issued, and determined that there have been no significant subsequent events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements relate to, without limitation, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), other development trends of the real estate industry, business strategies, and the growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors that may cause our results to vary are general economic and business (particularly real estate and capital market) conditions being less favorable than expected, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, availability and creditworthiness of prospective tenants, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, tenants’ ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental, regulatory and/or safety requirements, tenant bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control. For a further discussion of these factors and other risk factors that could lead to actual results materially different from those described in the forward-looking statements, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Commission on March 25, 2011. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

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

The primary source of our revenue and earnings is comprised of rent received under long-term operating leases of our properties, including reimbursements from customers for certain operating costs, and interest payments received from our debt related investments. Our primary expenses include rental expenses, depreciation and amortization expenses, general and administrative expenses, asset management fees and interest expense.

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

As of June 30, 2011, we had total gross investments of approximately $3.0 billion (before accumulated depreciation of approximately $316.0 million), comprised of:

(1)	101 operating properties located in 31 geographic markets in the United States, aggregating approximately 19.2 million net rentable square feet. As of June 30, 2011, our real property portfolio was approximately 94.4% leased. Our operating real property portfolio includes an aggregate gross investment amount of approximately $2.9 billion and consists of:

•	37 office properties located in 16 geographic markets, aggregating approximately 7.1 million net rentable square feet, with an aggregate gross investment amount of approximately $1.7 billion;

•	33 retail properties located in seven geographic markets, aggregating approximately 3.1 million net rentable square feet, with an aggregate gross investment amount of approximately $729.9 million; and

•	31 industrial properties located in 17 geographic markets, aggregating approximately 9.0 million net rentable square feet, with an aggregate gross investment amount of approximately $497.2 million.

(2)	Approximately $149.8 million in net debt related investments, including (i) investments in mortgage notes of approximately $95.4 million, (ii) investments in B-notes of approximately $36.9 million, and (iii) investments in mezzanine debt of approximately $17.5 million.

Consistent with our investment strategy, we have two business segments: (i) investments in real property and (ii) debt related investments. For a discussion of our business segments and the associated revenue and net operating income by segment, see Note 13 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Any future and near-term investment activity is expected to be funded primarily through the use of cash on hand, cash generated from operations, proceeds from the DRIP Plan, proceeds from other public offerings of equity securities, proceeds from the sale of existing investments, and the issuance and assumption of debt obligations.

•	Cash on hand — As of June 30, 2011, we had approximately $62.9 million of cash and cash equivalents.

•	Cash generated from operations — During the six months ended June 30, 2011, we generated approximately $50.0 million from operations of our real properties and income from debt related investments.

•	Proceeds from the DRIP Plan — During the six months ended June 30, 2011, we received approximately $23.4 million in proceeds from the DRIP Plan.

•

Proceeds from other public offerings of equity securities — During the year ended December 31, 2010 and during the six months ended June 30, 2011, we did not conduct a public offering of equity securities outside of the DRIP Plan. We have recently filed a registration statement to offer equity securities outside of the DRIP Plan, perhaps as early as the first quarter of 2012. However, such offering is subject to regulatory and other conditions and may not occur.

•

Proceeds from sales of existing investments —We did not sell any properties during the six months ended June 30, 2011. However, one of our debt related investments matured, upon which we received net proceeds of approximately $17.6 million. Subsequent to June 30, 2011, the borrower on one of our debt related investments fully repaid the outstanding balance and unpaid interest on the loan, as well as an amount related to a profit participation agreement related to the sale of the property securing the investment. After our repayment of borrowings secured by this investment, we realized net proceeds of approximately $7.3 million on this repayment.

•

The issuance and assumption of debt obligations —During the six months ended June 30, 2011, we incurred approximately $19.2 million in additional borrowings under our repurchase facility, of which we subsequently repaid approximately $12.4 million after June 30, 2011, upon the repayment of the investment securing the borrowing.

We believe that our existing cash balance, cash generated from operations, proceeds from our DRIP Plan and our ability to sell investments and to issue debt obligations, remains adequate to meet our expected capital obligations for the next twelve months. Maintaining a strong balance sheet remains critical in the current market to position us well to preserve the value of our portfolio and to selectively take advantage of investment opportunities. Historically, we have been prudent in the deployment of our capital, resulting in a slower pace of investments.

Significant Transactions During the Six Months Ended June 30, 2011

Real Property Acquisitions

During the six months ended June 30, 2011, we acquired two retail properties in the New England market aggregating 147,000 square feet with a combined purchase price of $21.8 million.

Westin Loan Repayment

During the six months ended June 30, 2011, we received full and complete repayment of a debt investment structured as a mortgage note that was collateralized by two hotel properties located in the Houston, Texas market (the “Westin Galleria Loan”). Our investment in the Westin Galleria Loan was approximately $65.0 million as of December 31, 2010. Upon repayment of this loan to us, the borrower paid us a prepayment fee of approximately $813,000, which has been included in debt related income in the statement of operations. The Westin Galleria Loan effectively secured approximately $48.8 million in other secured borrowings that we repaid upon the repayment of this debt investment. We realized net proceeds upon repayment of approximately $17.6 million, including the receipt of accrued interest payable to us.

How We Measure Our Performance

Funds From Operations

NAREIT-defined FFO (“FFO”)

We believe that FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), is a meaningful supplemental measure of our operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expense. However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that consists of net income (loss), calculated in accordance with GAAP, plus real estate-related depreciation and amortization, less gains (or losses) from dispositions of real estate held for investment purposes (amounts in thousands, except per share information).

	For the Three Months Ended, June 30,		For the Six Months Ended, June 30,
	2011	2010	2011	2010
Reconciliation of net earnings to FFO:
Net income (loss)	$(10,337)	$7,775	$(19,445)	$941
Add (deduct) NAREIT-defined adjustments:
Depreciation and amortization expense	32,069	15,236	64,216	30,988
Depreciation attributable to discontinued operations	—	47	—	93
Loss on disposition of real property	—	137	—	137
Noncontrolling interests’ share of FFO	(2,038)	(1,528)	(4,146)	(2,430)

FFO attributable to common shares-basic	19,694	21,667	40,625	29,729
FFO attributable to dilutive OP Units	1,461	902	2,993	1,209

FFO attributable to common shares-diluted	$21,155	$22,569	$43,618	$30,938

FFO per share-basic and diluted	$0.11	$0.12	$0.22	$0.16

Weighted Average Number of Shares Outstanding
Basic	183,945	184,321	183,790	184,301

Diluted	197,591	191,997	197,325	191,644

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

Gains and loss associated with provision for loss on debt related investments — Currently, our investment strategy does not include purchasing and selling debt related investments for the purpose of generating short-term gains. Rather, our investment strategy is to hold our investments for the long term for the purpose of earning current income. As a result, management believes that any gains or losses generated from the sale or impairment of such debt related investments are non-routine and intermittent and result in a disproportionate impact to our earnings in the period in which such gains or losses are recorded compared to prior or future periods.

Gains and losses on real estate securities - Currently, our investment strategy does not include purchasing and selling real estate securities for the purpose of generating short-term gains. Rather, we are focused on longer-term investments for the purposes of realizing current income from such investments. As such, management believes any gains or losses generated from the sale or impairment of our investments in real estate securities are non-routine and intermittent and may result in a significant impact to our earnings in the period in which such gains or losses are recorded compared to prior or future periods. Period-to-period fluctuations in gains and losses on real estate securities, including other-than-temporary impairments, can be caused by the accounting treatment for factors affecting our investments in real estate securities that may not translate into our longer-term investment strategy and therefore may not be indicative of the long-term performance of such investments. Such gains and losses, including other-than-temporary impairments, have a disproportionate impact to our earnings in the period when such gains and losses are realized through our earnings, affecting comparability from period to period.

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

Gains and losses on derivatives — Gains and losses on derivatives represent the gains or losses on the fair value of derivative instruments that are not accounted for as hedges of the underlying financing transactions. Such gains and losses may be due to the nonoccurrence of forecasted financings or ineffectiveness due to changes in the expected terms of financing transactions. These types of charges are not unusual or infrequent but management believes that any gains or losses on derivatives are not reflective of our operating performance and can have an inconsistent impact to our operating results derived from our core business operations (amounts in thousands, except per share information).

	For the Three Months Ended, June 30,		For the Six Months Ended, June 30,
	2011	2010	2011	2010
Reconciliation of FFO to Company-Defined FFO:
FFO attributable to common shares-basic	$19,694	$21,667	$40,625	$29,729
Add (deduct) our adjustments:
Provision for loss on debt related investments	—	—	2,500	2,984
Gain on disposition of securities	—	(32,272)	—	(32,272)
Other-than-temporary impairment and related amortization on securities	3,089	4,249	3,215	7,185
Acquisition-related expenses (gains)	59	19,080	482	19,084
(Gain) loss on derivatives	22	112	79	112
Noncontrolling interests’ share of NAREIT-defined FFO	2,038	1,528	4,146	2,430
Noncontrolling interests’ share of Company-Defined FFO	(2,257)	(1,175)	(4,579)	(2,294)

Company-Defined FFO attributable to common shares-basic	22,645	13,189	46,468	26,958
Company-Defined FFO attributable to dilutive OP Units	1,680	549	3,424	1,073

Company-Defined FFO attributable to common shares-diluted	$24,325	$13,738	$49,892	$28,031

Company-Defined FFO per share-basic and diluted	$0.12	$0.07	$0.25	$0.15

Weighted Average Number of Shares Outstanding
Basic	183,945	184,321	183,790	184,301

Diluted	197,591	191,997	197,325	191,644

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

Public Conference Call

We will be hosting a public conference call on Tuesday, August 23, 2011, to review our quarterly financial and operating results for the three and six months ended June 30, 2011. Guy Arnold, our President, and Kirk Scott, our Chief Financial Officer, will present performance data and provide management commentary. The conference call will take place at 4:15 p.m. EDT and can be accessed by dialing 888.481.7939 and referencing “Dividend Capital Passcode 97239366.”

Our Operating Results

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

The following unaudited table illustrates the changes in rental revenues, rental expenses and net operating income for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. The same store portfolio includes 75 properties acquired prior to January 1, 2010 and owned through June 30, 2011, comprising approximately 12.9 million square feet. A discussion of these changes follows the table (dollar amounts in thousands).

	For the Three Months Ended June 30,
	2011	2010	$ Change	% Change
Revenues
Base rental revenue-same store (1)	$28,404	$29,321	$(917)	-3%
Other rental revenue- same store	8,755	9,120	(365)	-4%

Total rental revenue-same store	37,159	38,441	(1,282)	-3%
Rental revenue-2010/2011 acquisitions	28,887	1,704	27,183	100%

Total rental revenue	66,046	40,145	25,901	65%
Debt related income (2)	2,931	4,094	(1,163)	-28%

Total revenues	68,977	44,239	24,738	56%

Rental Expenses
Same store	10,506	9,946	560	6%
2010 acquisitions	3,430	143	3,287	100%

Total rental expenses	13,936	10,089	3,847	38%

Net Operating Income (3)
Real property - same store	26,653	28,495	(1,842)	-6%
Real property - 2010/2011 acquisitions	25,457	1,561	23,896	100%
Debt related income	2,931	4,094	(1,163)	-28%

Total net operating income	$55,041	$34,150	$20,891	61%

(1)	Base rental revenue represents contractual base rental revenue earned by us from our tenants and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above-market intangible lease assets or the amortization of below-market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as expense recovery revenue are included in the line item, referred to as “other rental revenue.”
(2)	Includes equity-in-earnings from an unconsolidated joint venture of approximately $396,000 for the three months ended June 30, 2010.
(3)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “—How We Measure Our Performance—Net Operating Income” above. See also Note 13 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Rental Revenue

The increase in rental revenue is primarily attributable to our acquisition and continued ownership of 26 additional operating real properties subsequent to March 31, 2010. Our operating portfolio was approximately 94.4% leased as of June 30, 2011.

Same store base rental revenues decreased slightly for the three months ended June 30, 2011 compared to the same period in 2010. This decrease was primarily due to a decline in our annualized base rent per square foot within the same store portfolio. As of June 30, 2011 our same store portfolio was approximately 91.6% leased.

Same store other rental revenue decreased for the three months ended June 30, 2011 compared to the same period in 2010. This decrease was attributable to lower tenant recovery income, which was the result of lower leased square footage.

Debt Related Income

Debt related income decreased for the three months ended June 30, 2011, compared to the same period in 2010. The decrease was primarily attributable to the repayment of an approximately $65.0 million debt investment subsequent to January 1, 2011.

Rental Expenses

Rental expenses increased for the three months ended June 30, 2011, compared to the same period in 2010. This increase is primarily attributable to our acquisition and continued ownership of 26 additional operating real properties subsequent to March 31, 2010.

Same store rental expenses increased slightly for the three months ended June 30, 2011, compared to the same period in 2010. This increase was due to increases in certain non-recoverable expenses such as legal and taxes, offset by decreases in certain recoverable expenses such as maintenance and snow removal, year over year.

Other Operating Expenses

Depreciation and Amortization Expense: Depreciation and amortization expense increased by approximately $16.8 million, or 110%, for the three months ended June 30, 2011, compared to the same period in 2010. This increase is primarily attributable to our acquisition and continued ownership of 26 additional operating real properties subsequent to March 31, 2010.

General and Administrative Expenses: General and administrative expenses increased by approximately $325,000, or 19%, for the three months ended June 30, 2011, compared to the same period in 2010. This increase is primarily attributable to increases in accounting and legal fees and other general overhead expenses, primarily related to the growth of the portfolio.

Asset Management Fees, Related Party: Asset management fees paid to our Advisor increased by approximately $1.0 million, or 23%, for the three months ended June 30, 2011, compared to the same period in 2010. This increase resulted from our investment activity subsequent to March 31, 2010, including our acquisition of a portfolio of 32 office and industrial properties (the “NOIP Portfolio”) in June 2010.

Acquisition Related Expenses, Net of Other Losses (Gains): Acquisition related expenses, net of other losses (gains), including fees paid to our Advisor, decreased to approximately $59,000, from approximately $19.1 million, for the three months ended June 30, 2011, compared to the same period in 2010, nearly entirely due to the acquisition of the NOIP Portfolio on June 25, 2010.

Other Income (Expenses)

Interest and Other Income: Interest and other income decreased by approximately $443,000, or 53%, for the three months ended June 30, 2011, compared to the same period in 2010. This decrease is primarily attributable to the sale of a portion of our preferred equity securities portfolio and continued deterioration in the performance of our CMBS and CRE-CDO securities portfolio, our significantly reduced average cash balance during the three months ended June 30, 2011 due to the acquisition of the NOIP Portfolio on June 25, 2010, and lower average yields on our floating-rate interest-bearing bank accounts and money market mutual fund investments.

Interest Expense: Interest expense increased by approximately $7.6 million, or 49%, for the three months ended June 30, 2011, compared to the same period in 2010. This increase resulted primarily from additional mortgage note and other financings we assumed or incurred subsequent to March 31, 2010, partially offset by the effects of repayments of certain of these obligations. Our total borrowings, including financing obligations, increased by 70% to approximately $1.6 billion as of June 30, 2011 from approximately $941.1 million as of March 31, 2010, principally due to financing incurred in connection with our investment activities. The following table further describes our interest expense by debt obligation, including amortization of loan cost, amortization related to our derivatives, and amortization of discounts and premiums, for the three months ended June 30, 2011 and 2010 (amounts in thousands).

	For the Three Months Ended June 30,
Debt Obligation	2011	2010
Mortgage notes	$21,620	$13,682
Other secured borrowings	976	200
Financing obligations	556	1,672

Total Interest Expense	$23,152	$15,554

Other-than-Temporary Impairment on Securities and Gain on Disposition of Securities: During the three months ended June 30, 2011 and June 30, 2010, we recorded net other-than-temporary impairment charges of approximately $3.1 million and $3.7 million, respectively, related to our CMBS and CRE-CDO securities. Additionally, we recognized a gain on the sale of a portion of our preferred equity securities portfolio during the three months ended June 30, 2010, of approximately $32.3 million. We did not recognize any gain on the sale of securities during the three months ended June 30, 2011.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

The following unaudited table illustrates the changes in rental revenues, rental expenses and net operating income for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. The same store portfolio includes 75 properties acquired prior to January 1, 2010 and owned through June 30, 2011, comprising approximately 12.9 million square feet. A discussion of these changes follows the table (dollar amounts in thousands).

	For the Six Months Ended June 30,
	2011	2010	$ Change	% Change
Revenues
Base rental revenue-same store (1)	$56,974	$58,924	$(1,950)	-3%
Other rental revenue-same store	17,565	18,086	(521)	-3%

Total rental revenue-same store	74,539	77,010	(2,471)	-3%
Rental revenue-2010/2011 acquisitions	57,140	1,704	55,436	100%

Total rental revenue	131,679	78,714	52,965	67%
Debt related income (2)	7,416	8,080	(664)	-8%

Total revenues	139,095	86,794	52,301	60%

Rental Expenses
Same store	21,584	21,067	517	2%
2010/2011 acquisitions	6,782	53	6,729	100%

Total rental expenses	28,366	21,120	7,246	34%

Net Operating Income (3)
Real property - same store	52,955	55,943	(2,988)	-5%
Real property - 2010/2011 acquisitions	50,358	1,651	48,707	100%
Debt related income	7,416	8,080	(664)	-8%

Total net operating income	$110,729	$65,674	$45,055	69%

(1)	Base rental revenue represents contractual base rental revenue earned by us from our tenants and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above-market intangible lease assets or the amortization of below-market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as expense recovery revenue are included in the line item, referred to as “other rental revenue.”
(2)	Includes equity-in-earnings from an unconsolidated joint venture of approximately $941,000 for the six months ended June 30, 2010.
(3)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “—How We Measure Our Performance—Net Operating Income” above. See also Note 13 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Rental Revenue

The increase in rental revenue is primarily attributable to our acquisition and continued ownership of 26 additional operating real properties subsequent to December 31, 2009. Our operating portfolio was approximately 94.4% leased as of June 30, 2011.

Same store base rental revenues decreased slightly for the six months ended June 30, 2011 compared to the same period in 2010. This decrease was primarily due to a decline in our annualized base rent per square foot within the same store portfolio. As of June 30, 2011 our same store portfolio was approximately 91.6% leased.

Same store other rental revenue decreased for the six months ended June 30, 2011 compared to the same period in 2010. This decrease was attributable to lower tenant recovery income, which was the result of lower leased square footage.

Debt Related Income

Debt related income decreased for the six months ended June 30, 2011, compared to the same period in 2010. The decrease was primarily attributable to (i) the repayment of a debt related investment, structured as a redeemable preferred equity security and recorded as an investment in an unconsolidated joint venture of approximately $17.4 million, (ii) our foreclosure on and subsequent sale of a property that we had previously held as a debt related investment of approximately $17.3 million, and (iii) the full and complete repayment of an approximately $65.0 million investment, that occurred subsequent to December 31, 2009, offset by our incremental investment of $90.2 million in debt related investments subsequent to December 31, 2009.

Rental Expenses

Rental expenses increased for the six months ended June 30, 2011, compared to the same period in 2010. This increase is primarily attributable to our acquisition and continued ownership of 26 additional operating real properties subsequent to December 31, 2009.

Same store rental expenses increased very slightly for the six months ended June 30, 2011, compared to the same period in 2010. This increase is due primarily to severe winter weather in the New England and Chicago markets in the current year causing an increase in snow removal costs over the same period in 2010, offset by generally lower expenses due primarily to lower leased square footage rates, cost reduction measures, a larger property portfolio (which reduces insurance premiums for each property) and lower property tax expense (which resulted from lower assessed valuations applied by local taxing authorities in determining our property tax liabilities).

Other Operating Expenses

Depreciation and Amortization Expense: Depreciation and amortization expense increased by approximately $33.2 million, or 107%, for the six months ended June 30, 2011, compared to the same period in 2010. This increase is primarily attributable to our acquisition and continued ownership of 26 additional operating real properties subsequent to December 31, 2009.

General and Administrative Expenses: General and administrative expenses increased by approximately $718,000, or 23%, for the six months ended June 30, 2011, compared to the same period in 2010. This increase is primarily attributable to increases in accounting and legal fees and other general overhead expenses, primarily related to the growth of the portfolio.

Asset Management Fees, Related Party: Asset management fees paid to our Advisor increased by approximately $2.6 million, or 33%, for the six months ended June 30, 2011, compared to the same period in 2010. This increase resulted from our investment activity subsequent to December 31, 2009, including our acquisition of the NOIP Portfolio, offset by the disposition of our preferred equity securities portfolio and the repayment of certain of our debt related investments.

Acquisition Related Expenses: Acquisition related expenses, including fees paid to our Advisor, decreased by approximately $18.6 million, from approximately $19.1, for the six months ended June 30, 2011, primarily due to the acquisition of the NOIP Portfolio on June 25, 2010.

Other Income (Expenses)

Interest and Other Income: Interest and other income decreased by approximately $1.7 million, or 69%, for the six months ended June 30, 2011, compared to the same period in 2010. This decrease is primarily attributable to the sale of a portion of our preferred equity securities portfolio and continued deterioration in the performance of our CMBS and CRE-CDO securities portfolio, our significantly reduced average cash balance during the year due to the acquisition of the NOIP Portfolio, and lower average yields on our floating-rate interest-bearing bank accounts and money market mutual fund investments.

Interest Expense: Interest expense increased by approximately $15.9 million, or 53%, for the six months ended June 30, 2011, compared to the same period in 2010. This increase resulted primarily from additional mortgage note and other financings we assumed or incurred subsequent to December 31, 2009, partially offset by the effects of repayments of certain of these obligations. Our total borrowings, including financing obligations, increased by 68% to approximately $1.6 billion as of June 30, 2011 from approximately $950.1 million as of December 31, 2009, principally due to financing incurred in connection with our investment activities. The following table further describes our interest expense by debt obligation, including amortization of loan cost, amortization related to our derivatives, and amortization of discounts and premiums, for the six months ended June 30, 2011 and 2010 (amounts in thousands).

	For the Six Months Ended June 30,
Debt Obligation	2011	2010
Mortgage notes	$43,016	$26,624
Other secured borrowings	1,983	232
Financing obligations	1,252	3,454

Total Interest Expense	$46,251	$30,310

Other-than-Temporary Impairment on Securities and Gain on Disposition of Securities: During the six months ended June 30, 2011 and June 30, 2010, we recorded net other-than-temporary impairment charges of approximately $3.1 million and $5.4 million, respectively, related to our CMBS and CRE-CDO securities. Additionally, we recognized a gain on the sale of a portion of our preferred equity securities portfolio during the six months ended June 30, 2010, of approximately $32.3 million. We did not recognize any gain on the sale of securities during the six months ended June 30, 2011.

Provision for Loss on Debt Related Investments: During the six months ended June 30, 2011 and 2010, we recognized provisions for loan loss of approximately $2.5 million and 3.0 million, respectively, related to two of our debt related investments.

Liquidity and Capital Resources

Liquidity Outlook

We believe our existing cash balance, cash from operations, additional proceeds from the DRIP Plan, proceeds from the sale of existing investments and prospective debt or equity issuances will be sufficient to meet our liquidity and capital needs for the foreseeable future, including the next 12 months. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, distribution payments, debt service payments, including debt maturities with an aggregate outstanding principal balance of approximately $74.2 million before June 30, 2012, redemption payments, acquisitions of real property and debt related investments. Further, our capital requirements during 2012 are expected to include additional debt maturities with an aggregate outstanding principal balance of approximately $311 million, all of which have extension options beyond December 31, 2012. We currently believe that we will qualify for and expect to exercise our extension options. However, we cannot guarantee that we will meet the requirements to extend the notes upon initial maturity. In the event that we do not qualify to extend the notes, we expect to repay them with proceeds from new borrowings. The following discussion summarizes the sources and uses of our cash during the six months ended June 30, 2011.

Operating Activities

Net cash provided by operating activities was approximately $50.0 million for the six months ended June 30, 2011, compared to net cash provided by operating activities of approximately $14.5 million for the same period in 2010. This increase is primarily due acquisition costs paid related to the acquisition of the NOIP Portfolio during the six months ended June 30, 2010, and increased income due to additional real property and debt investments made subsequent to December 31, 2009.

Lease Expirations

Our primary source of funding for our property-level operating expenses and debt service payments is rent collected pursuant to our tenant leases. Our properties are generally leased to tenants for terms ranging from three to ten years. As of June 30, 2011, the weighted average remaining term of our leases was approximately 8.3 years, based on contractual remaining base rent, and 5.5 years, based on square footage. The following is a schedule of expiring leases for our consolidated operating properties by annualized base rent and square footage as of June 30, 2011 and assuming no exercise of lease renewal options (dollar amounts and square footage in thousands).

Year	Lease Expirations
	Number of Leases Expiring	Annualized Base Rent (1)%		Square Feet	%
2011	49	$5,727	2.7%	908	5.0%
2012	90	16,046	7.5%	1,552	8.6%
2013	71	16,452	7.7%	1,512	8.4%
2014	82	19,811	9.3%	2,518	13.9%
2015	82	16,857	7.9%	1,610	8.9%
2016	46	26,830	12.6%	1,999	11.1%
2017	20	47,977	22.6%	2,862	15.8%
2018	20	5,691	2.7%	1,239	6.8%
2019	21	13,196	6.2%	654	3.6%
2020	21	6,954	3.3%	375	2.1%
Thereafter	29	37,124	17.5%	2,860	15.8%

Total	531	$212,665	100.0%	18,089	100.0%

(1)	Annualized base rent represents the annualized monthly base rent of leases in place as of June 30, 2011, based on their respective non-cancellable terms.

Investing Activities

Net cash used in investing activities was approximately $11.0 million for the six months ended June 30, 2011, compared to approximately $1.3 billion for the same period in 2010. This decrease was primarily attributable to our acquisition of the NOIP Portfolio during the six months ended June 30, 2010. Our acquisition activity during the same period in 2011 was significantly less.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2011 was approximately $59.7 million and primarily comprised the redemption of common shares, distributions to common stockholders and noncontrolling interest holders, and scheduled repayment of our mortgage notes and other secured borrowings, partially offset by proceeds from the other secured borrowings. Net cash provided by financing activities during the same period in 2010 was approximately $912.5 million primarily comprising proceeds received from mortgage borrowings and other secured borrowings, including mortgage note borrowings issued in connection with our acquisition of the NOIP Portfolio, partially offset by amounts related to distributions to common stockholders and the redemption of common shares.

Debt Maturities

The following table reflects our contractual debt maturities as of June 30, 2011, specifically our obligations under mortgage note agreements and other secured borrowings (dollar amounts in thousands).

	Balance (2) (3) (4)	Balance (2) (3) (4)
	As of June 30, 2011
Year Ending December 31,	Number of Borrowings Maturing (2)	Outstanding Balance (3) (4) (5)
2011(1)	2	$12,388
2012	4	391,468
2013	3	104,390
2014	2	92,092
2015	7	164,770
2016	14	310,349
2017	8	308,371
2018	0	4,999
2019	0	5,292
2020	1	157,944
Thereafter	3	10,772

Total	44	$1,562,835

(1)	Represents amounts due for the remainder of 2011.
(2)	Borrowings presented include other secured borrowings of approximately $70.3 million related to our master repurchase facility account, which matures in June 2013 and is subject to two one-year extensions and mezzanine borrowings of approximately $26.7 million, which mature in June, 2015.
(3)	Eight of our mortgage notes with an aggregate outstanding principal balance as of June 30, 2011 of approximately $406.2 million have initial maturities before January 1, 2014. Three of these notes with an aggregate outstanding principal balance as of June 30, 2011 of approximately $322.4 million have extension options beyond December 31, 2013. These extension options are subject to certain lender covenants and restrictions that we must meet to extend the respective maturity dates. We currently believe that we will qualify for and expect to exercise our extension options. However, we cannot guarantee that we will meet the requirements to extend the notes upon initial maturity. In the event that we do not qualify to extend the notes, we expect to repay them with proceeds from new borrowings.
(4)	Outstanding balance represents expected cash outflows for contractual amortization and scheduled balloon payment maturities, and does not include our mark-to-market adjustment on assumed debt of approximately $4.6 million as of June 30, 2011.
(5)	As of June 30, 2011, our mortgage notes and secured borrowings are secured by real properties and debt investments totaling approximately $2.9 billion.

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

Distributions declared payable to common stockholders totaled approximately $55.1 million for the six months ended June 30, 2011 compared to approximately $55.2 million for the same period in 2010. Such distributions were paid following the respective quarters for which they were declared and approximately $32.2 million and $28.9 million, respectively, were paid in cash and approximately $22.9 million and $26.3 million, respectively, were reinvested in shares of our common stock pursuant to the DRIP Plan.

For the six months ended June 30, 2011 and 2010, we reported $50.0 million and $14.5 million, respectively, of cash provided by our operating activities. In accordance with ASC Topic 805 “Business Combinations” (“ASC Topic 805”), which became effective for the year ended December 31, 2009, these amounts were reduced by approximately $482,000 and $19.1 million, respectively, of acquisition related expenses, which were funded from the net proceeds received from our public offerings. As a result, the distributions declared payable to common stockholders for the six months ended June 30, 2011 and 2010, as described above, were funded with approximately $50.5 million and $33.6 million, respectively (excluding the impact of ASC Topic 805 as described above), from our operating activities, and the remaining amounts of approximately $4.6 million and $21.6 million, respectively, were funded from our borrowings. Our long-term strategy is to fund the payment of quarterly distributions to investors entirely from our operations. There can be no assurance that we will achieve this strategy.

Redemptions

During the six months ended June 30, 2011 and 2010, we redeemed approximately 2.5 million and 2.9 million shares of common stock, respectively, pursuant to our share redemption program, for approximately $21.8 million and $26.9 million, respectively. In addition to the above-mentioned redemptions, during the six months ended June 30, 2011, we redeemed approximately 28,000 OP Units from our OP Unit holders for approximately $267,000 during the six months ended June 30, 2011, we redeemed approximately 99,000 OP Units from our OP Unit holders for approximately 98,000 shares of our common stock. We did not redeem any OP Units during the six months ended June 30, 2010. See “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q for more information regarding redemptions of shares during the three months ended June 30, 2011.

Subsequent Events

For information regarding subsequent events, see Note 15 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

New Accounting Pronouncements and Significant Accounting Policies

For information regarding new accounting pronouncements and significant accounting policies, see Note 2 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

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

As of June 30, 2011, we had approximately $448.8 million of variable rate borrowings outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our remaining variable rate borrowings were to increase 10%, we estimate that our quarterly interest expense would increase by approximately $6,000 based on our outstanding floating-rate debt as of June 30, 2011.

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

The Company’s management, with the participation of the Company’s President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011. Based on that evaluation, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011. There were no material changes in the Company’s internal control over financial reporting during the three months ended June 30, 2011.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 14, 2010, Northrop Grumman Systems Corporation (“Northrop”), filed a complaint in the Circuit Court of Fairfax County, Virginia against iStar NG, LP, TRT Acquisitions, LLC, TRT NOIP Colshire—McLean LLC, and Dividend Capital Total Realty Trust Inc. (together, the “Dividend Capital Defendants”) and iStar Financial Inc. (“iStar Financial” and, together with Dividend Capital Defendants, the “Defendants”). Northrop’s Complaint pertains to a real estate project containing two commercial office buildings and a parking garage located at 7555-7575 Colshire Drive in McLean, Virginia (the “Project”). TRT NOIP Colshire—McLean LLC, a wholly-owned subsidiary of Dividend Capital Total Realty Trust Inc., acquired iStar NG LP as part of the acquisition of the National Office and Industrial Portfolio from several subsidiaries of iStar Financial on June 25, 2010. Northrop, a holder of a leasehold interest in the Project, alleges that iStar Financial and the Dividend Capital Defendants knowingly completed the sale of the Project (rather than a sale of the owner of the Project, iStar NG LP). Northrop’s Complaint claims that the alleged sale of the Project violated Northrop’s right of first offer (“ROFO”) contained in the relevant deed of lease. Northrop’s Complaint seeks specific performance of the ROFO, other injunctive relief, compensatory damages in the amount of $250 million, $350,000 in punitive damages, treble damages under the Virginia Business Conspiracy Statute, costs, and attorneys’ fees.

On August 10, 2010, Defendants filed demurrers with the Fairfax County Circuit Court seeking dismissal of Northrop’s Complaint as a matter of law. On January 7, 2011, the court sustained the Dividend Capital Defendants’ demurrers and dismissed Northrop’s claims for tortious interference, unjust enrichment, violation of the Virginia Business Conspiracy Act and conversion, without prejudice. On January 28, 2011, Northrop filed an amended complaint, reasserting the dismissed counts. On February 18, 2011, the Defendants filed renewed demurrers and a plea in bar seeking dismissal of the claims for tortious interference, unjust enrichment, violation of the Virginia Business Conspiracy Act and conversion. On May 13, 2011, the court sustained the Defendants’ demurrers on the conversion and unjust enrichment claims. In addition to defending Northrop’s amended complaint generally and asserting counterclaims, the Dividend Capital Defendants have obtained indemnities from iStar Financial and insurance coverage that are subject to certain terms, conditions, and limitations.

On September 15, 2010, the Dividend Capital Defendants asserted counterclaims against Northrop based in part on Northrop’s intentional interference with the sale of the Project, its interference with contracts and prospective contracts, and its breach of the contract between iStar NG and Northrop. The Dividend Capital Defendants seek specific performance, damages in an amount in excess of $21.0 million, costs, and attorneys’ fees. Northrop filed demurrers seeking dismissal of the Dividend Capital Defendants’ counterclaims, which the court overruled on May 13, 2011.

On June 28, 2011, Northrop filed a motion for partial summary judgment seeking judgment on its claim that its ROFO rights had been triggered. Briefing on the motion is ongoing, and a hearing on the motion was held on August 5, 2011, and the motion was denied. In addition to opposing Northrop’s motion, the Dividend Capital Defendants also plan to file their own motion for partial summary judgment on Northrop’s claim for specific performance.

Discovery between the parties is ongoing, and, under the current scheduling order, set to be completed by August 15, 2011. A bench trial has been set to commence on September 12, 2011.

ITEM 1A.	RISK FACTORS

As of June 30, 2011, no material changes had occurred in our risk factors as discussed in Item 1A of our Annual Report on Form 10-K filed with the Commission on March 25, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Redemption Program

As of June 30, 2011, no material changes had occurred to our share redemption program (the “Program”) as discussed in Item 2 of our Annual Report on Form 10-K filed with the Commission on March 25, 2011. In aggregate, for the three months ended June 30, 2011, we redeemed approximately 1.2 million shares of common stock pursuant to the Program for approximately $10.4 million, as described further in the table below.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Pro-rata Percentage of Redemption Requests Redeemed by Us	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
April 1 - April 30, 2011	—	$—	—	—	—
May 1 - May 31, 2011	—	—	—	—	—
June 1 - June 30, 2011	1,228,787	8.45	9%	1,228,787	—

Total	1,228,787	$8.45	9%	1,228,787	1,012,497

(1)	This represents the number of shares that could be redeemed for the three months ended June 30, 2011 without exceeding our limitations discussed above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Dividend Capital Total Realty Trust Inc. Fifth Articles of Amendment and Restatement.†

3.2	Dividend Capital Total Realty Trust Inc. Articles of Amendment ††

3.3	Dividend Capital Total Realty Trust Inc. Second Amended and Restated Bylaws. †

4.2	Sixth Amended and Restated Share Redemption Program†

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following information from Dividend Capital Total Realty Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Equity; and (iv) Condensed Consolidated Statements of Cash Flows.*

†	Previously filed.
††	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-175989). Such Registration Statement was filed with the Securities and Exchange Commission on August 3, 2011.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

Date: August 12, 2011	/S/ GUY M. ARNOLD
Guy M. Arnold President

Date: August 12, 2011	/S/ M. KIRK SCOTT
M. Kirk Scott Chief Financial Officer and Treasurer