Form 10-Q
period 2011-09-30
Dividend Capital Total Realty Trust Inc.
filed 2011-11-14
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

As of November 7, 2011, 184,007,257 shares of common stock of Dividend Capital Total Realty Trust Inc., par value $0.01 per share, were outstanding.

Dividend Capital Total Realty Trust Inc.

Form 10-Q

September 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and footnoted information)

	As of
	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Investments in real property:
Land	$551,577	$539,844
Building and improvements	1,757,911	1,740,144
Intangible lease assets	576,566	578,319
Accumulated depreciation and amortization	(343,251)	(247,608)

Total net investments in real property*	2,542,803	2,610,699
Debt related investments, net	110,120	217,492

Total net investments	2,652,923	2,828,191
Cash and cash equivalents	51,343	83,559
Restricted cash	29,409	31,019
Other assets, net	80,425	56,438

Total Assets	$2,814,100	$2,999,207

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$19,853	$16,307
Distributions and redemptions payable	29,947	43,732
Mortgage notes**	1,452,321	1,465,955
Other secured borrowings	84,563	126,825
Financing obligations	40,100	49,799
Intangible lease liabilities, net	96,456	99,973
Other liabilities	37,819	39,642

Total Liabilities	1,761,059	1,842,233
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 182,780,887 and 182,716,712 shares issued and outstanding, as of September 30, 2011 and December 31, 2010, respectively	1,827	1,827
Additional paid-in capital	1,645,233	1,644,249
Distributions in excess of earnings	(687,537)	(580,981)
Accumulated other comprehensive (loss)	(18,870)	(22,352)

Total stockholders’ equity	940,653	1,042,743
Noncontrolling interests	112,388	114,231

Total Equity	1,053,041	1,156,974

Total Liabilities and Equity	$2,814,100	$2,999,207

*	Includes approximately $646.9 million and $667.2 million, after accumulated depreciation and amortization, in consolidated real property variable interest entity investments as of September 30, 2011 and December 31, 2010, respectively.
**	Includes approximately $476.5 and $484.4 million in consolidated mortgage notes in variable interest entity investments as of September 30, 2011 and December 31, 2010, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share and footnoted information)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUE:
Rental revenue	$66,102	$66,018	$197,402	$144,123
Debt related income	2,249	3,835	9,665	10,974

Total Revenue	68,351	69,853	207,067	155,097

EXPENSES:
Rental expense	13,175	13,927	41,263	34,909
Real estate depreciation and amortization expense	31,882	33,136	95,824	63,734
General and administrative expenses	1,815	1,859	5,604	4,945
Asset management fees, related party	5,246	5,521	15,847	13,478
Acquisition-related expenses net of other gains (losses)*	125	—	608	19,081
Other-than-temporary impairment on securities	—	—	3,089	5,387
Provision for (recovery of) loss on debt related investments	3,076	(13,706)	5,576	(10,722)

Total Operating Expenses	55,319	40,737	167,811	130,812
Operating Income	13,032	29,116	39,256	24,285
Other Income (Expenses):
Equity in earnings of unconsolidated joint venture	—	—	—	941
Interest and other income	441	441	1,190	2,909
Interest expense	(23,623)	(24,815)	(69,453)	(54,870)
Gain on disposition of securities	—	7,598	—	39,870
Loss on financing commitments	—	(3,904)	—	(3,904)

(Loss) income from continuing operations	(10,150)	8,436	(29,007)	9,231

Income (loss) from discontinued operations, net of taxes**	3,868	(9,511)	3,280	(9,367)

Net Loss	(6,282)	(1,075)	(25,727)	(136)

Net loss attributable to noncontrolling interests	499	230	1,920	283

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,783)	$(845)	$(23,807)	$147

Net (loss) income per basic and diluted common share:
Continuing operations	$(0.05)	$0.04	$(0.15)	$0.05
Discontinued operations	0.02	(0.05)	0.02	(0.05)

NET (LOSS) INCOME PER BASIC AND DILUTED COMMON SHARE	$(0.03)	$(0.01)	$(0.13)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	184,069	183,988	183,884	184,049

Diluted	197,670	195,725	197,442	192,879

*	Includes approximately $218,000 and $13.5 million paid to our Advisor during the nine months ended September 30, 2011 and 2010, respectively.
**	Includes approximately $214,000 and $1.8 million paid to our Advisor during the three and nine months ended September 30, 2011 and 2010, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(In thousands)

	Stockholders’ Equity
					Accumulated
			Additional	Distributions in	Other
	Common Stock		Paid-in	Excess of	Comprehensive	Noncontrolling	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Income (Loss)	Equity
Balances, December 31, 2010	182,717	$1,827	$1,644,249	$(580,981)	$(22,352)	$114,231		$1,156,974

Comprehensive loss:
Net loss	—	—	—	(23,807)	—	(1,920)	(25,727)	(25,727)
Net unrealized change from available-for-sale securities	—	—	—	—	2,050	151	2,201	2,201
Cash flow hedging derivatives	—	—	—	—	1,432	106	1,538	1,538

Comprehensive loss							(21,988)	(21,988)
Common stock:
Issuance of common stock, net of offering costs	3,957	39	34,653	—	—	—		34,692
Conversion of OP Units to common stock	118	1	977	—	—	(978)		—
Redemptions of common stock	(4,011)	(40)	(34,664)	—	—	—		(34,704)
Amortization of stock based compensation	—	—	18	—	—	—		18
Distributions on common stock	—	—	—	(82,749)	—	—		(82,749)
Noncontrolling interests:								—
Contributions from noncontrolling interests	—	—	—	—	—	8,299		8,299
Distributions to noncontrolling interests	—	—	—	—	—	(7,501)		(7,501)

Balances, September 30, 2011	182,781	$1,827	$1,645,233	$(687,537)	$(18,870)	$112,388		$1,053,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(25,727)	$(136)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate depreciation and amortization expense	96,125	64,993
Gain on disposition of securities	—	(39,870)
Net other-than-temporary impairment on securities	3,089	5,387
Provision for loss on debt related investments	5,576	(10,722)
(Gain) loss on disposition of real property	(4,070)	5,684
Loss on financing commitments	—	3,906
Impairment loss on real property and assets held for sale	—	4,685
Other adjustments to reconcile net (loss) income to net cash provided by operating activities	4,109	4,732
Changes in operating assets and liabilities:
Increase in restricted cash	(1,691)	(15,405)
Increase in other assets	(6,918)	(10,345)
Increase in accounts payable and accrued expenses	4,736	6,384
(Decrease) increase in other liabilities	(3,704)	4,452

Net cash provided by operating activities	71,525	23,745
INVESTING ACTIVITIES:
Acquisition of real property	(21,325)	(1,333,097)
Capital expenditures in real property	(8,348)	(3,105)
Proceeds from disposition of real property	—	6,091
Investment in debt related investments	—	(13,264)
Principal collections on debt related investments	23,345	77
Proceeds from unconsolidated joint venture	—	17,000
Disposition of real estate securities	—	72,901
Other investing activities	(1,699)	(1,646)

Net cash used in investing activities	(8,027)	(1,255,043)
FINANCING ACTIVITIES:
Mortgage note proceeds	—	849,095
Mortgage note principal repayments	(8,084)	(4,902)
Proceeds from other secured borrowings	19,162	167,073
Repayment of other secured borrowings	(321)	(88,582)
Redemption of common shares	(48,795)	(42,686)
Distributions to common stockholders	(47,981)	(42,760)
Payments for deferred financing costs	(1,680)	(16,534)
Other financing activities	(8,015)	(5,360)

Net cash (used in) provided by financing activities	(95,714)	815,344
NET DECREASE IN CASH AND CASH EQUIVALENTS	(32,216)	(415,954)
CASH AND CASH EQUIVALENTS, beginning of period	83,559	514,786
CASH AND CASH EQUIVALENTS, end of period	$51,343	$98,832

Supplemental Disclosure of Cash Flow Information:
Amount issued pursuant to the distribution reinvestment plan	$34,598	$40,100
Cash paid for interest	$61,737	$48,736
Issuances of OP Units for beneficial interests	$8,699	$47,307
Non-cash repayment of mortgage note and other secured borrowings	$67,521	$175,549
Non-cash principal collection on debt related investment	$61,103	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

Reclassifications

Certain amounts included in the accompanying financial statements for 2010 have been reclassified to conform to the 2011 financial statements presentation. We reclassified all amounts reported as impairment on real property, provision for loss on debt related investments, and other-than-temporary impairment on securities from Other Income (Expense) to Operating Expenses for all periods presented.

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

Investment in Real Estate Securities

As of September 30, 2011 and December 31, 2010, we held investments in real estate securities of approximately $3.1 million and $4.0 million, respectively. Real estate securities are included in Other assets, net, in the accompanying balance sheets.

During the nine months ended September 30, 2011 and 2010, we recorded a net loss of approximately $3.1 million and $5.4 million, respectively, related to other-than-temporary impairment of our real estate securities. We did not record other-than-temporary impairment losses during the three months ended September 30, 2011 or 2010.

New Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) recently issued FASB Accounting Standards Update (“ASU”) No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 11-02”), which provides additional guidance clarifying when the restructuring of a receivable should be considered a troubled debt restructuring (“TDR”). Specifically, ASU 11-02 provides additional guidance for determining whether the creditor has granted a concession and whether the debtor is experiencing financial difficulty. This may significantly change how some creditors evaluate whether a restructuring constitutes a TDR, which may impact specific impairment-measurement methods and disclosures for receivables restructured in a TDR. ASU 11-02 generally will result in creditors identifying more TDRs and ends the deferral of activity-based disclosures about TDRs that are part of the new credit-quality disclosure requirements. We have adopted ASU 11-02 as of July 1, 2011, which did not have any impact, but will impact future periods in which a TDR is executed.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. We do not expect that the adoption of ASU 2011-04 will have a significant impact on our consolidated financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As ASU 2011-05 concerns presentation and disclosure only, its adoption will not have an impact on our consolidated financial position or results of operations.

3. INVESTMENTS IN REAL PROPERTY

Our consolidated investments in real property consist of investments in office, industrial and retail properties. The following tables summarize our consolidated investments in real property as of September 30, 2011 and December 31, 2010 (amounts in thousands).

Real Property	Land	Building and Improvements	Intangible Lease Assets	Total Investment Amount	Intangible Lease Liabilities	Net Investment Amount
As of September 30, 2011:
Office	$262,463	$967,976	$429,236	$1,659,675	$(63,307)	$1,596,368
Industrial	58,820	369,591	68,860	497,271	(8,952)	488,319
Retail	230,294	420,344	78,470	729,108	(50,554)	678,554

Total gross book value	551,577	1,757,911	576,566	2,886,054	(122,813)	2,763,241
Accumulated depreciation/amortization	—	(144,716)	(198,535)	(343,251)	26,357	(316,894)

Total net book value	$551,577	$1,613,195	$378,031	$2,542,803	$(96,456)	$2,446,347

As of December 31, 2010:
Office	$266,122	$966,750	$434,497	$1,667,369	$(63,393)	$1,603,976
Industrial	58,820	359,755	68,861	487,436	(8,952)	478,484
Retail	214,902	413,639	74,961	703,502	(47,076)	656,426

Total gross book value	539,844	1,740,144	578,319	2,858,307	(119,421)	2,738,886
Accumulated depreciation/amortization	—	(108,145)	(139,463)	(247,608)	19,448	(228,160)

Total net book value	$539,844	$1,631,999	$438,856	$2,610,699	$(99,973)	$2,510,726

Acquisitions

During the nine months ended September 30, 2011, we acquired two retail properties in the New England market aggregating approximately 147,000 square feet with a combined purchase price of approximately $21.8 million. We did not acquire any real property during the three months ended September 30, 2011.

Discontinued Operations

In July, 2011 the borrower on one of our debt related investments fully repaid the outstanding balance and unpaid interest on a debt investment structured as a mortgage note that was collateralized by an office building in the Silicon Valley, California market. The terms of the debt investment included a provision that allowed us to participate in the profit recognized upon subsequent sale of the property securing the mortgage note. We have included the amount of the gain within our gain (loss) on disposition within discontinued operations as the gain directly related to our previous sale of the property. Additionally, and as discussed in more detail in Note 5 to the financial statements, we disposed of one office property during the three and nine months ended September 30, 2011. We present the results of operations of these and all properties previously disposed of and their respective aggregate net gains (losses), collectively, as discontinued operations in our accompanying statements of operations when the operations and cash flows have been (or will be) eliminated from our ongoing operations and we will not have any significant continuing involvement. Interest expense is included in discontinued operations only if it is directly attributable to these operations or properties. The following table summarizes amounts recorded as discontinued operations (amounts in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue from discontinued operations	$23	$4,293	$402	$5,837
Expenses from discontinued operations	(198)	(2,175)	(891)	(2,955)
Depreciation and amortization	(27)	(1,403)	(301)	(1,886)

(Loss) income from discontinued operations, net of taxes	(202)	715	(790)	996

Gain (Loss) on disposition, net of taxes	4,070	(10,226)	4,070	(10,363)

Income (loss) from discontinued operations, net of taxes	$3,868	$(9,511)	$3,280	$(9,367)

Rental Revenue

The following table summarizes the adjustments to rental revenue related to the amortization of above-market lease assets, below-market lease liabilities, and for straight-line rental adjustments for the three and nine months ended September 30, 2011 and 2010 (amounts in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Straight-line rent adjustments	$2,410	$3,183	$7,856	$5,268
Above-market lease assets	(2,006)	(2,169)	(6,160)	(3,279)
Below-market lease liabilities	2,957	2,477	7,770	5,108

Total increase to rental revenue	$3,361	$3,491	$9,466	$7,097

Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as rental revenue. Tenant recovery income recognized as rental revenue for the three and nine months ended September 30, 2011 was approximately $8.5 million and $25.9 million, respectively. For the same periods in 2010, tenant recovery income recognized was approximately $9.0 million and $23.4 million, respectively.

4. DEBT RELATED INVESTMENTS

As of September 30, 2011 and December 31, 2010, we had invested in eight and 11 debt investments, respectively, with net investment amounts of approximately $110.1 million and $217.5 million, respectively. The weighted average maturity of our debt investments as of September 30, 2011 was 2.8 years, based on our recorded net investment. The following table describes our debt related income, including equity in earnings of an unconsolidated joint venture, for the three and nine months ended September 30, 2011 and 2010 (dollar amounts in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Weighted Average Yield as of September 30, 2011 (1)
Investment Type	2011	2010	2011	2010
Mortgage notes (2)	$1,168	$2,139	$5,741	$6,141	6.6%
B-notes	544	978	2,327	2,905	6.5%
Mezzanine debt	537	718	1,597	1,928	10.5%

Subtotal	2,249	3,835	9,665	10,974	7.2%
Unconsolidated joint venture	—	—	—	941	N/A

Total	$2,249	$3,835	$9,665	$11,915	7.2%

(1)	Weighted average yield is calculated on an unlevered basis using the amount invested, current interest rates and accretion of premiums or discounts realized upon the initial investment for each investment type as of September 30, 2011. Yields for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of September 30, 2011 for purposes of this table. As of September 30, 2011 we had two debt related investments with a combined net investment amount of $58.3 million that bear interest at the floating rates indexed to LIBOR. All of our remaining debt related investments bear interest at fixed rates. We have assumed a yield of zero on the two debt related investments for which we have recognized a full allowance for loss as of September 30, 2011.
(2)	During the nine months ended September 30, 2011 the respective borrowers completely repaid three of our debt related investments. Amounts recorded include an early prepayment fee received of approximately $813,000, accelerated amortization of origination fees of approximately $488,000, offset by accelerated amortization of deferred due diligence costs of approximately $163,000 related to these repayments. During the three months ended September 30, 2011, we (or our loan servicer) received full and complete repayment of two of our debt related investments. There were no unamortized deferred amounts related to these repayments.

Repayments

Westin Galleria

In January, 2011 we received full and complete repayment of a debt investment structured as a mortgage note that was collateralized by two hotel properties located in the Houston, Texas market (the “Westin Galleria Loan”). Our investment in the Westin Galleria Loan was approximately $65.0 million as of December 31, 2010. Upon repayment of this loan to us, the borrower paid us a prepayment fee of approximately $813,000, which has been included in debt related income in the statement of operations. The Westin Galleria Loan effectively secured approximately $48.8 million in other secured borrowings that we repaid upon the repayment of this debt investment. We realized net proceeds upon repayment of approximately $17.6 million, including the receipt of accrued interest payable to us. The prepayment of this debt investment caused us to accelerate net unamortized origination fee and deferred due diligence costs that were included in the carrying value of the investment of approximately $325,000, which was recorded as an increase to debt related income.

Rue Ferrari

In July, 2011 the borrower on one of our debt related investments fully repaid the outstanding balance and unpaid interest on a debt investment structured as a mortgage note that was collateralized by an office building in the Silicon Valley, California market, as well as an amount related to a profit participation agreement related to the sale of the property securing the mortgage note. Related to the profit participation, approximately $2.9 million is recorded as a gain on the sale of the property and is presented within discontinued operations in our statements of operations. After our repayment of other secured borrowings that were collateralized by this investment, we realized net proceeds of approximately $7.3 million on this repayment.

Central Research Park

In September, 2011 the borrower on one of our debt related investments fully repaid the outstanding balance and unpaid interest on a debt investment structured as a B-note that was collateralized by an office park in the Silicon Valley, California market. We realized net proceeds of approximately $20.3 million, which we received subsequent to September 30, 2011. As of September 30, 2011, the amount receivable is recorded in other assets, net in our accompanying balance sheet.

Impairment

We review each of our debt related investments individually on a quarterly basis, and more frequently when such an evaluation is warranted, to determine if impairment exists. Accordingly, we do not group our debt related investments into classes by credit quality indicator. A debt related investment is impaired when, based on current information and events (including economic, industry and geographical factors), it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the agreement. When an investment is deemed impaired, the impairment is measured based on the expected future cash flows discounted at the investment’s effective interest rate. As a practical expedient, we may measure impairment based on the fair value of the collateral of an impaired collateral-dependent debt investment. Regardless of the measurement method, we measure impairment based on the fair value of the collateral when it is determined that foreclosure is probable. During the three and nine months ended September 30, 2011, we recognized approximately $3.1 million and $5.6 million in provision losses, respectively, in the accompanying statements of operations. For the same periods in 2010, we recognized approximately $0 and $3.0 million in provision losses, respectively, offset in the three and nine months ended September 30, 2010 by the reversal of previously recorded provision losses of approximately $13.7 million. The table below presents a reconciliation of the beginning and ending balances, between December 31, 2010 and September 30, 2011, of our allowance for loan loss (amounts in thousands).

Allowance for Loan Loss
Beginning balance as of December 31, 2010:	$14,984
Provision for loss on debt related investments	5,516

Ending balance as of September 30, 2011:	$20,500

As of September 30, 2011 and December 31, 2010, we had two and one B-note debt investments, respectively, on non-accrual status, and have recorded a complete allowance for loan loss. When we determine that a debt investment is impaired, we record income on the investment using the cash basis of accounting.

As of September 30, 2011, we had three impaired debt related investments with an unpaid principal balance of approximately $38.0 million. The following table describes our recorded investment in debt related investments before allowance for loan loss, and the related allowance for loan loss (amounts in thousands).

	Debt Investments Individually Evaluated for Impairment as of
	September 30, 2011	December 31, 2010
Debt investments	$130,620	$232,476
Less: Allowance for loan losses	(20,500)	(14,984)

Total	$110,120	$217,492

All impaired debt investments are subordinate debt investments. The following table describes our gross recorded investment in impaired debt, and the related allowance for loan loss (amounts in thousands).

As of September 30, 2011		As of December 31, 2010
Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
$ 37,959	$(20,500)	$17,987	$(14,984)

The following table describes our average recorded net investment in the impaired debt related investments and the related interest income recorded (amounts in thousands).

For the Three Months Ended September 30,				For the Nine Months Ended September 30,
2011		2010		2011		2010
Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
$20,461	$537	$34,953	$1,017	$21,291	$2,400	$35,945	$3,021

5. DEBT OBLIGATIONS

The following table summarizes our borrowings as of September 30, 2011 and December 31, 2010 (dollar amounts in thousands).

	Weighted Average Stated Interest Rate as of		Outstanding Balance as of (1)		Gross Investment Amount Securing Borrowings as of (2)
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Fixed rate mortgages	5.8%	5.8%	$1,073,883	$1,087,377	$2,005,032	$2,006,437
Floating rate mortgages (3)	4.1%	4.0%	378,438	378,578	786,003	783,157

Total mortgage notes	5.3%	5.3%	1,452,321	1,465,955	2,791,035	2,789,594
Repurchase facility	3.1%	3.5%	57,964	99,990	78,714	144,101
Mezzanine loan (4)	5.5%	5.5%	26,599	26,835	N/A	N/A

Total other secured borrowings	3.9%	4.0%	84,563	126,825	78,714	144,101

Total	5.3%	5.2%	$1,536,884	$1,592,780	$2,869,749	$2,933,695

(1)	Amounts presented are net of unamortized discounts to the face value of our outstanding fixed-rate mortgages of $4.3 million and $5.2 million as of September 30, 2011 and December 31, 2010, respectively.
(2)	“Gross Investment Amount” as used here and throughout this document represents the allocated gross basis of real property and debt related investments, after certain adjustments. Gross Investment Amount for real property (i) includes the effect of intangible lease liabilities of approximately $122.8 million and $119.4 million, as of September 30, 2011 and December 31, 2010, respectively, (ii) excludes accumulated depreciation and amortization on assets of approximately $343.3 million and $247.6 million as of September 30, 2011 and December 31, 2010, respectively, and (iii) includes the impact of impairments of approximately $3.9 million as of December 31, 2010. Amounts reported for debt related investments represent our net accounting basis of the debt investments, which includes (i) unpaid principal balances, (ii) unamortized discounts, premiums, and deferred charges, and (iii) allowances for loan loss of approximately $20.5 million and $15.0 million as of September 30, 2011 and December 31, 2010, respectively.
(3)	As of September 30, 2011 and December 31, 2010, floating-rate mortgage notes were subject to interest rates at spreads ranging from 1.40% to 3.50% over one-month LIBOR, certain of which are subject to a 1.0% LIBOR floor.
(4)	Consists of mezzanine loan financing obtained from the seller of a portfolio of 32 office and industrial properties that we purchased on June 25, 2010 (the “NOIP Portfolio”).

As of September 30, 2011, 18 mortgage notes were interest only and 23 mortgage notes were fully amortizing with outstanding balances of approximately $828.4 million and $623.9 million, respectively. We were in compliance with all financial debt covenants as of September 30, 2011.

As of September 30, 2011, a consolidated subsidiary was in default on a mortgage note borrowing totaling $21.3 million, which was collateralized by an office property with gross investment amounts totaling $28.0 million that we held in a joint venture in which we are not the managing partner. Our ownership of this joint venture was 80.0% and our default occurred as a result of us not making monthly debt service payments as required by the loan agreement. We are in communication with the lender in an effort to restructure the loan terms so that they would be mutually agreeable to both parties. However, there are no assurances that we will be successful in our negotiations with the lender. Accordingly, pursuant to the terms of the loan agreement, should the lender enforce their rights, we may be subject to interest rates increasing to a higher default rate and/or the lender foreclosing on the underlying real property collateral. With the exception of customary “carve-outs” (none of which we believe apply to this loan), this loan is not recourse to us, therefore only our equity investment in the property is at risk of loss. This default does not impact our remaining debt covenants.

During the three months ended September 30, 2011, the lender on two mortgages that we had previously defaulted on foreclosed on the property collateralizing the mortgages. The related property collateralizing these mortgages was held in a joint venture in which we were not the managing partner. The carrying amount of this asset at the time of foreclosure was approximately $5.2 million, and the related loan balance was approximately $6.4 million. We accounted for the foreclosure as a disposition of real property and derecognition of the related loan. The resulting gain of approximately $1.2 million, or less than $0.01 per share, is included in our accompanying statements of operations as discontinued operations.

Line of Credit

On September 27, 2011, we entered into a senior secured revolving credit facility (the “Credit Facility”) with PNC Bank, National Association (“PNC”), as administrative agent for itself and other lenders that are parties to the Credit Facility, and KeyBank National Association as syndication agent. Under the Credit Facility, we may borrow up to $100 million (the “Facility Amount”), and, subject to sufficient lender participation, we also have the right during the first two years of the Credit Facility term to increase the Facility Amount by an aggregate of $100 million to a total Facility Amount of $200 million. The Credit Facility also includes a standby letter of credit facility with a $25 million sublimit and a swing line facility with a sublimit of up to $10 million. The Credit Facility is secured by a pledge of certain distribution interests held (directly or indirectly) by the Operating Partnership through its ownership interests in certain subsidiaries. Further, the Credit Facility is secured by a pledge of equity interests in certain direct or indirect subsidiaries of the Operating Partnership. The proceeds of the Credit Facility will be used by us for general purposes, including but not limited to debt refinancing, property acquisitions, new construction, renovations, expansions, tenant improvement costs and equity investments primarily associated with commercial real estate properties.

The entire unpaid principal balance of all borrowings under the Credit Facility and all accrued and unpaid interest, if any, thereon will be due and payable in full on September 27, 2014, which date may be extended for two additional one-year periods provided that no default has occurred and subject to, for each one-year extension, an extension fee equal to 0.25% of the amount committed under the Credit Facility. We may borrow under the Credit Facility at rates equal to (1) LIBOR plus the applicable LIBOR margin (the “LIBOR Rate”) or (2) the greater of (a) the prime rate announced by PNC, (b) the Federal Funds Open Rate plus 0.5% or (c) LIBOR (adjusted daily) plus 1.0%, plus the applicable margin (the “Base Rate”). The applicable LIBOR margin may vary from 3.0% to 4.0% and the applicable base rate margin may vary from 2.0% to 3.0% based on our then current leverage ratio. All swing line loans issued under the Credit Facility will bear interest at the Base Rate. We will be required to make interest-only payments, and may prepay the Credit Facility in whole or in part at any time without penalty.

In addition to customary provisions in respect of events of default, and affirmative, negative and other financial covenants and representations, warranties and borrowing conditions, the Credit Facility provides for the maintenance of consolidated quarterly financial covenants, including (i) a total leverage ratio test; (ii) a fixed charge coverage ratio test, (iii) a debt yield test; and (iv) a tangible net worth test. As of September 30, 2011, we were in compliance with all such requirements, and there were no amounts outstanding under the Credit Facility. The entire amount of the facility was available to us as of September 30, 2011.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges under Accounting Standards Codification (“ASC”) Topic 815 “Derivatives and Hedging” is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the next 12 months, we estimate that approximately $2.5 million will be reclassified as an increase to interest expense related to effective forward started interest rate swaps where the hedging instrument has been terminated, and we estimate that approximately $337,000 will be reclassified as an increase to interest expense related to active effective hedges of floating rate debt issuances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The table below presents a reconciliation of the beginning and ending balances, between December 31, 2010 and September 30, 2011, of our accumulated other comprehensive loss (“OCI”), net of amounts attributable to noncontrolling interests related to the effective portion of our cash flow hedges as presented on our financial statements (amounts in thousands).

Accumulated Other Comprehensive Loss
Beginning balance as of December 31, 2010:	$(21,007)
Amortization of interest expense	2,153
Change in fair value	(615)
Attribution of OCI to noncontrolling interests	(106)

Ending balance as of September 30, 2011	$(19,575)

Fair Values of Derivative Instruments

The table below presents the gross fair value of our derivative financial instruments as well as their classification on our accompanying balance sheet as of September 30, 2011 and December 31, 2010 (amounts in thousands).

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location		As of September 30, 2011 Fair Value	As of December 31, 2010 Fair Value	Balance Sheet Location		As of September 30, 2011 Fair Value	As of December 31, 2010 Fair Value
Derivatives designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets, net	(1)	$1	$54	Other Liabilities	(1)	$(393)	$(45)

Total derivatives designated as hedging instruments under ASC Topic 815			1	54			(393)	(45)
Derivatives not designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets, net	(1)	1	76	Other Liabilities		—	—

Total derivatives not designated as hedging instruments under ASC Topic 815			1	76			—	—
Total derivatives			$2	$130			$(393)	$(45)

(1)	The fair values of our derivative assets and liabilities are presented at their gross values in the accompanying financial statements.

Designated Hedges

As of September 30, 2011, we had four outstanding interest rate caps and three outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $157.1 million. As of December 31, 2010, we had three outstanding interest rate caps and three outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $154.0 million.

Undesignated Hedges

Derivatives not designated as hedges are not speculative and are used to hedge our exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a loss of approximately $5,000 and $84,000 for the three and nine months ended September 30, 2011, respectively, and $170,000 and $282,000 in the three and nine months ended September 30, 2010. As of September 30, 2011 and December 31, 2010 we had two outstanding interest rate caps that were not designated as hedges with a total notional amount of approximately $327.3 million. As of September 30, 2011 and December 31, 2010, these interest rate caps were recorded as other assets on our financial statements with a fair value of approximately $1,000 and $76,000, respectively.

Effect of Derivative Instruments on the Statement of Operations

The table below presents the effect of our derivative financial instruments on our accompanying financial statements for the three and nine months ended September 30, 2011 and 2010 (amounts in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Derivatives Designated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts	Interest rate contracts	Interest rate contracts
Amount of loss recognized in OCI (effective portion)	$ (236)	$ (128)	$ (615)	$ (247)
Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Interest expense	Interest expense	Interest expense	Interest expense
Amount of loss reclassified from accumulated OCI into income (effective portion)	$ (720)	$ (650)	$ (2,153)	$ (2,028)
Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Interest and other income (loss)	Interest and other income (loss)	Interest and other income (loss)	Interest and other income (loss)
Amount of loss recognized in income due to missed forecast (ineffective portion and amount excluded from effectiveness testing)	$ —	$ (36)	$ —	$ (36)
Derivatives Not Designated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts	Interest rate contracts	Interest rate contracts
Location of gain or (loss) recognized in income	Interest and other income (loss)	Interest and other income (loss)	Interest and other income (loss)	Interest and other income (loss)
Amount of loss recognized in income	$ (5)	$ (170)	$ (84)	$ (282)

7. FAIR VALUE DISCLOSURES

The table below presents certain of our significant assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy set forth by ASC Topic 820 “Fair Value Measurements and Disclosures” within which those measurements fall (amounts in thousands).

	Level 1	Level 2	Level 3	Total
As of September 30, 2011:
Assets
Real estate securities	$—	$—	$3,108	$3,108
Derivative instruments	—	2	—	2

Total assets	$—	$2	$3,108	$3,110

Liabilities
Derivative instruments	$—	$(393)	$—	$(393)

As of December 31, 2010:
Assets
Real estate securities	$—	$—	$3,981	$3,981
Derivative instruments	—	130	—	130

Total assets	$—	$130	$3,981	$4,111

Liabilities
Derivative instruments	$—	$(45)	$—	$(45)

With regards to our assets and liabilities carried at fair value, we did not have any transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2011. The table below presents a reconciliation of the beginning and ending balances, between December 31, 2010 and September 30, 2011, of certain of our significant assets and liabilities having fair value measurements (amounts in thousands).

	Real Estate Securities	Derivative Instruments
Beginning balance as of December 31, 2010	$3,981	$85
Included in net loss	(3,089)	(124)
Included in other comprehensive loss	2,216	(392)
Purchases	—	40

Total change in fair value	(873)	(476)
Transfers in and/or out of Level 3	—	—

Ending balance as of September 30, 2011	$3,108	$(391)

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

The fair values estimated below are indicative of certain interest rate and other assumptions as of September 30, 2011 and December 31, 2010, and may not take into consideration the effects of subsequent interest rate or other assumption fluctuations, or changes in the values of underlying collateral. The fair values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate their carrying values because of the short-term nature of these instruments. In addition, we determined that the fair values of our other secured borrowings approximate their carrying values as of September 30, 2011 and December 31, 2010, since the floating rates on the balances approximate market rates.

The carrying amounts and estimated fair values of our other financial instruments as of September 30, 2011 and December 31, 2010 were as follows (amounts in thousands):

	As of September 30, 2011		As of December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Investments in real estate securities	$3,108	$3,108	$3,981	$3,981
Fixed-rate debt related investments, net	51,870	53,256	138,975	139,634
Floating-rate debt related investments, net	58,250	56,823	78,517	72,854
Derivative instruments	2	2	130	130
Liabilities:
Fixed-rate mortgage notes	$1,073,883	$1,113,027	$1,087,377	$1,147,001
Floating-rate mortgage notes	378,438	$380,334	378,578	378,578
Fixed-rate other secured borrowings	26,599	26,599	26,835	26,835
Floating-rate other secured borrowings	57,964	57,964	99,990	99,990
Derivative liabilities	393	393	45	45

See Note 7 to these financial statements above for details regarding methodologies and key assumptions applied to determining the fair value of our investments in real estate securities and derivative instruments. The methodologies used and key assumptions made to estimate fair values of the other financial instruments described in the above table are as follows:

Debt Related Investments — The fair value of our debt investments as of September 30, 2011 and December 31, 2010 was estimated using a discounted cash flow analysis that utilized estimates of scheduled cash flows and discount rates estimated to approximate those that a willing buyer and seller might use.

Mortgage Notes — The fair value of our fixed-rate mortgage notes as of September 30, 2011 and December 31, 2010 was estimated using a discounted cash flow analysis, based on our estimate of market interest rates. Credit spreads relating to the underlying instruments are based on unobservable Level 3 inputs, which we have determined to be our best estimate of current market spreads of similar instruments.

9. NONCONTROLLING INTERESTS

Our noncontrolling interests consist of three components: (i) joint venture partnership interests held by our partners, (ii) non-voting units of limited partnership interests of our Operating Partnership (“OP Units”) held by third parties and (iii) OP Units held by the parent of our Advisor that constitute a separate series of partnership interests with special distribution rights (“Special Units”). The following table summarizes noncontrolling interest balances as of September 30, 2011 and December 31, 2010 in terms of cumulative contributions, distributions and cumulative allocations of net loss and comprehensive loss (amounts in thousands).

	As of September 30, 2011	As of December 31, 2010
OP Units:
Contributions	$123,774	$116,897
Distributions	(18,685)	(12,646)
Share of net loss	(11,050)	(9,390)
Share of comprehensive loss	2,575	2,318

Subtotal	96,614	97,179
Joint Venture Partner Interests:
Contributions	35,900	35,617
Distributions	(17,073)	(15,676)
Share of net loss	(3,054)	(2,890)

Subtotal	15,773	17,051
Special Units:
Contributions	1	1

Subtotal	1	1

Total	$112,388	$114,231

As of September 30, 2011 and December 31, 2010, we owned approximately 93.1% and 93.4% of our Operating Partnership, respectively, and the remaining interests in our Operating Partnership were owned by third-party investors and our Advisor. After a period of one year from the date of issuance, holders of OP Units may request the Operating Partnership to redeem their OP Units. We have the option of redeeming the OP Units with cash, shares of our common stock, or with a combination of cash and common stock. During the three and nine months ended September 30, 2011, we issued approximately 20,000 and 118,000 shares of our common stock, respectively, in redemption of approximately 20,000 and 119,000 OP Units, respectively, in accordance with this option. In May 2005, our Operating Partnership issued 20,000 OP Units to our Advisor for gross proceeds of $200,000. The Advisor exchanged these OP Units in exchange for 20,000 shares of our common stock during the three months ended September 30, 2011. In addition, as of September 30, 2011 and December 31, 2010, our Operating Partnership had issued approximately 13.6 million and 12.8 million OP Units, respectively, to third-party investors in connection with its private placement offerings, and such units had a maximum approximate redemption value of $114.7 million and $128.1 million, respectively, based on our most recently announced estimated value per share of common stock (discussed in Note 10 in more detail) as of September 30, 2011, and based on the most recent selling price of our common stock pursuant to a primary offering for the OP Units outstanding as of December 31, 2010. During the nine months ended September 30, 2011, our Operating Partnership issued approximately 961,000 OP Units pursuant to our Operating Partnership’s private placements. Our Operating Partnership did not issue any OP units during the three months ended September 30, 2011.

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

The following table summarizes shares sold, gross proceeds received and the commissions and fees paid in connection with our offerings as of September 30, 2011 (amounts in thousands).

	Shares	Gross Proceeds	Commissions and Fees	Net Proceeds
Shares sold in the initial offering	114,742	$1,136,968	$(104,295)	$1,032,673
Shares sold in the follow-on offering	67,140	659,831	(55,332)	604,499
Shares sold pursuant to our DRIP Plan in the initial offering	3,455	32,825	(309)	32,516
Shares sold pursuant to our DRIP Plan in the follow-on offering	18,792	175,665	(513)	175,152
Shares issued in connection with OP Unit redemption program	118	1,004	—	1,004
Shares repurchased pursuant to our share redemption program	(21,466)	(198,370)	(414)	(198,784)

Total	182,781	$1,807,923	$(160,863)	$1,647,060

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

The following table describes our total distributions declared on our common stock for the three and nine months ended September 30, 2011, and the portion of each distribution that was paid in cash and reinvested in shares (dollar amounts in thousands).

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2011	% of Total Distributions	September 30, 2010	% of Total Distributions	September 30, 2011	% of Total Distributions	September 30, 2010	% of Total Distributions
Distributions:
Paid in cash	$16,474	59.7%	$15,117	54.8%	$48,665	58.8%	$44,020	53.1%
Reinvested in shares	11,136	40.3%	12,482	45.2%	34,082	41.2%	38,804	46.9%

Total distributions	$27,610	100.0%	$27,599	100.0%	$82,747	100.0%	$82,824	100.0%

Redemptions

During the nine months ended September 30, 2011 and 2010, we redeemed approximately 4.0 million and 4.1 million shares of common stock, respectively, pursuant to our share redemption program for approximately $34.6 million and $39.4 million, respectively.

11. RELATED PARTY TRANSACTIONS

Our day-to-day activities are managed by our Advisor, an affiliate, under the terms and conditions of the Advisory Agreement. Our Advisor is considered to be a related party as certain indirect owners and employees of our Advisor serve as our executive officers. The responsibilities of our Advisor include the selection and underwriting of our real property and debt related investments, the negotiations for these investments, the asset management and financing of these investments and the selection of prospective joint venture partners. As of September 30, 2011 and December 31, 2010, we owed approximately $137,000 and $77,000, respectively, to our Advisor and affiliates of our Advisor for such services and reimbursement of certain expenses.

The following table summarizes fees and other amounts earned by our Advisor in connection with services performed for us during the three and nine months ended September 30, 2011, and 2010 (amounts in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Acquisition fees	$—	$—	$218	$13,495
Asset management fees	5,246	5,521	15,847	13,478
Other reimbursements	347	350	1,027	991
Asset management fees related to the disposition of real properties	214	1,813	214	1,843

Total	$5,807	$7,684	$17,306	$29,807

12. NET INCOME (LOSS) PER COMMON SHARE

Reconciliations of the numerator and denominator used to calculate basic net loss per common share to the numerator and denominator used to calculate diluted net loss per common share for the three and nine months ended September 30, 2011 and 2010 are described in the following table (amounts in thousands, except per share information).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator
(Loss) income from continuing operations	$(10,150)	$8,436	$(29,007)	$9,231
Loss (income) from continuing operations attributable to noncontrolling interests	792	(441)	2,186	(369)

(Loss) income from continuing operations attributable to common stockholders	(9,358)	7,995	(26,821)	8,862
Dilutive noncontrolling interests share of (loss) income from continuing operations	(692)	510	(2,009)	570
Numerator for diluted earnings per share – adjusted (loss) income from continuing operations	$(10,050)	$8,505	$(28,830)	$9,432

Income (loss) from discontinued operations	$3,868	$(9,511)	$3,280	$(9,367)
Loss (income) from discontinued operations attributable to noncontrolling interests	(292)	671	(266)	652

Income (loss) from discontinued operations attributable to common stockholders	3,576	(8,840)	3,014	(8,715)
Dilutive noncontrolling interests share of discontinued operations	264	(564)	253	(559)
Numerator for diluted earnings per share – adjusted income from discontinued operations	$3,840	$(9,404)	$3,267	$(9,274)

Denominator
Weighted average shares outstanding-basic	184,069	183,988	183,884	184,049
Incremental weighted average shares effect of conversion of OP units	13,601	11,737	13,558	8,830

Weighted average shares outstanding-diluted	197,670	195,725	197,442	192,879

NET (LOSS) INCOME PER COMMON SHARE-BASIC
Net (loss) income from continuing operations	$(0.05)	$0.04	$(0.15)	$0.05
Net income from discontinued operations, net of noncontrolling interest	$0.02	$(0.05)	$0.02	$(0.05)

Net (loss) income	$(0.03)	$(0.01)	$(0.13)	$0.00

NET (LOSS) INCOME PER COMMON SHARE-DILUTED
Net (loss) income from continuing operations	$(0.05)	$0.04	$(0.15)	$0.05
Net income from discontinued operations, net of noncontrolling interest	$0.02	$(0.05)	$0.02	$(0.05)

Net (loss) income	$(0.03)	$(0.01)	$(0.13)	$0.00

13. SEGMENT INFORMATION

We have two reportable operating segments: investments in real property and debt related investments. We organize and analyze the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, investment strategies and objectives and distinct management of each segment. The following table sets forth revenue and the components of net operating income (“NOI”) of our segments for the three and nine months ended September 30, 2011 and 2010 (amounts in thousands).

	For the Three Months ended September 30,
	Revenues		NOI
	2011	2010	2011	2010
Real property (1)	$66,102	$66,018	$52,927	$52,091
Debt related investments	2,249	3,835	2,249	3,835

Total	$68,351	$69,853	$55,176	$55,926

	For the Nine Months ended September 30,
	Revenues		NOI
	2011	2010	2011	2010
Real property (1)	$197,402	$144,123	$156,139	$109,214
Debt related investments (2)	9,665	11,915	9,665	11,915

Total	$207,067	$156,038	$165,804	$121,129

(1)	Does not include results of operations of real property assets categorized as discontinued operations.
(2)	Includes operating results from our investment in an unconsolidated joint venture.

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

The following table is a reconciliation of our NOI to our reported net (loss) income attributable to common shareholders for the three and nine months ended September 30, 2011 and 2010 (amounts in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net operating income	$55,176	$55,926	$165,804	$121,129
Interest and other income	441	441	1,190	2,909
Real estate depreciation and amortization expense	(31,882)	(33,136)	(95,824)	(63,734)
General and administrative expenses	(1,815)	(1,859)	(5,604)	(4,945)
Asset management fees, related party	(5,246)	(5,521)	(15,847)	(13,478)
Acquisition-related expenses net of other gains (losses)	(125)	—	(608)	(19,081)
Interest expense	(23,623)	(24,815)	(69,453)	(54,870)
Loss on financing commitments	—	(3,904)	—	(3,904)
Gain on disposition of securities	—	7,598	—	39,870
Other-than-temporary impairment on securities	—	—	(3,089)	(5,387)
Provision for (recovery of) loss on debt related investments	(3,076)	13,706	(5,576)	10,722
Income (loss) from discontinued operations, net of taxes	3,868	(9,511)	3,280	(9,367)
Net loss attributable to noncontrolling interests	499	230	1,920	283

Net (loss) income attributable to common stockholders	$(5,783)	$(845)	$(23,807)	$147

The following table reflects our total assets by business segment as of September 30, 2011 and December 31, 2010 (amounts in thousands).

	As of September 30, 2011	As of December 31, 2010
Segment assets:
Net investments in real property	$2,542,803	$2,610,699
Debt related investments, net	110,120	217,492

Total segment assets, net	2,652,923	2,828,191
Non-segment assets:
Cash and cash equivalents	51,343	83,559
Other non-segment assets (1)	109,834	87,457

Total assets	$2,814,100	$2,999,207

(1)	Other non-segment assets primarily consist of corporate assets including restricted cash, receivables and investments in real estate securities.

14. COMMITMENTS AND CONTINGINCIES

On September 7, 2011, the Circuit Court of Fairfax County, Virginia, entered a final order of dismissal (the “Order”) of the civil action titled Northrop Grumman Systems Corporation v. iStar NG, LP et al. (No. CL 2010 10025) (the “Lawsuit”), after a settlement was reached among us, iStar NG, LP, TRT Acquisitions, LLC and TRT NOIP Colshire—McLean LLC (collectively with the Company, the “Dividend Capital Defendants”), iStar Financial Inc. (“iStar Financial” and, together with the Dividend Capital Defendants, the “Defendants”), and Northrop Grumman Systems Corporation (“Plaintiff”). The Order dismissed all claims, affirmative defenses and counterclaims with prejudice and provided that, as between Plaintiff and Defendants, each will bear their own attorneys’ fees and costs. As previously disclosed in our Form 10-Q for the quarter ended June 30, 2011, the Dividend Capital Defendants have obtained indemnities from iStar Financial and insurance coverage for the Lawsuit, which are subject to certain terms, conditions, and limitations. The settlement of the Lawsuit did not have a material impact on our financial statements.

15. SUBSEQUENT EVENTS

We have evaluated subsequent events for the period from September 30, 2011, the date of these financial statements, through the date these financial statements are issued.

Repayment of debt related investment

On September 30, 2011, the borrower on one of our debt related investments with a net investment amount of $20.0 million fully repaid the amount due upon maturity, in addition to accrued interest, to our loan servicer. Accordingly, this amount is presented within Other assets, net, as of September 30, 2011, in our accompanying balance sheet. On October 3, 2011, our loan servicer remitted the amount collected to us in full.

Disposition of Real Property

Subsequent to September 30, 2011, we entered into an agreement to sell an industrial property comprising 604,000 net rentable square feet located in the Cincinnati, Ohio market. We held the property through a joint venture wherein which we owned a 95.6% interest in the property. We sold the property on October 13, 2011 for a purchase price of approximately $30.0 million, and after the payoff of the related loan balance of $12.7 million, a related prepayment penalty of $2.2 million, and other disposition costs, we realized net proceeds of $13.4 million.

Tender Offer by Issuer

Subsequent to September 30, 2011, we announced an offer to purchase up to 10,000,000 shares of our common stock for $6.00 per share in cash, less any applicable withholding taxes and without interest. The offer will expire at 12:00 midnight, Mountain Standard Time, on November 21, 2011, or such other date to which the offer may be extended.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements relate to, without limitation, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), other development trends of the real estate industry, business strategies, and the growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors that may cause our results to vary are general economic and business (particularly real estate and capital market) conditions being less favorable than expected, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, availability and creditworthiness of prospective tenants, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, tenants’ ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental, regulatory and/or safety requirements, tenant bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control. For a further discussion of these factors and other risk factors that could lead to actual results materially different from those described in the forward-looking statements, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Commission on March 25, 2011 and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

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

As of September 30, 2011, we had total gross investments of approximately $3.0 billion (before accumulated depreciation of approximately $343.3 million), comprised of:

(1)	100 operating properties located in 31 geographic markets in the United States, aggregating approximately 19.2 million net rentable square feet. As of September 30, 2011, our real property portfolio was approximately 94.6% leased. Our operating real property portfolio includes an aggregate gross investment amount of approximately $2.9 billion and consists of:

•	36 office properties located in 16 geographic markets, aggregating approximately 7.0 million net rentable square feet, with an aggregate gross investment amount of approximately $1.7 billion;

•	33 retail properties located in seven geographic markets, aggregating approximately 3.1 million net rentable square feet, with an aggregate gross investment amount of approximately $729.1 million; and

•	31 industrial properties located in 17 geographic markets, aggregating approximately 9.0 million net rentable square feet, with an aggregate gross investment amount of approximately $497.3 million.

(2)	Approximately $110.1 million in net debt related investments, including (i) investments in mortgage notes of approximately $78.7 million, (ii) investments in B-notes of approximately $13.9 million, and (iii) investments in mezzanine debt of approximately $17.5 million.

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

•	Cash on hand — As of September 30, 2011, we had approximately $51.3 million of cash and cash equivalents.

•

Cash generated from operations — During the nine months ended September 30, 2011, we generated cash of approximately $71.5 million from operations of our real properties and income from debt related investments.

•	Proceeds from the DRIP Plan — During the nine months ended September 30, 2011, we received approximately $34.8 million in proceeds from the DRIP Plan.

•

Proceeds from other public offerings of equity securities — During the year ended December 31, 2010 and during the nine months ended September 30, 2011, we did not conduct a public offering of equity securities outside of the DRIP Plan. We have recently filed a registration statement to offer equity securities outside of the DRIP Plan, perhaps as early as the first quarter of 2012. However, such offering is subject to regulatory and other conditions and may not occur.

•

Proceeds from the sale or maturity of existing investments —We did not sell any properties during the nine months ended September 30, 2011 for cash proceeds. However, during that period three of our debt related investments matured, one of which included a profit participation agreement related to the sale of the property securing the respective debt related investment. After our repayment of borrowings secured by these investments, we realized net proceeds of approximately $45.2 million, of which approximately $20.3 million was received subsequent to September 30, 2011.

•

The issuance and assumption of debt obligations —During the nine months ended September 30, 2011, we incurred net new borrowings of approximately $6.8 million under our repurchase facility. Additionally, we entered into a senior secured revolving credit facility under which we may borrow up to $100 million, or, subject to sufficient lender participation, up to $200 million. As of September 30, 2011, we had not drawn on this facility.

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

Significant Transactions During the Nine Months Ended September 30, 2011

Real Property Acquisitions

During the nine months ended September 30, 2011, we acquired two retail properties in the New England market aggregating 147,000 square feet with a combined purchase price of $21.8 million.

Repayments from debt related investments

Westin Galleria

In January, 2011 we received full and complete repayment of a debt investment structured as a mortgage note that was collateralized by two hotel properties located in the Houston, Texas market (the “Westin Galleria Loan”). Our investment in the Westin Galleria Loan was approximately $65.0 million as of December 31, 2010. Upon repayment of this loan to us, the borrower paid us a prepayment fee of approximately $813,000, which has been included in debt related income in the statement of operations. The Westin Galleria Loan effectively secured approximately $48.8 million in other secured borrowings that we repaid upon the repayment of this debt investment. We realized net proceeds upon repayment of approximately $17.6 million, including the receipt of accrued interest payable to us. The prepayment of this debt investment caused us to accelerate net unamortized origination fee and deferred due diligence costs that were included in the carrying value of the investment of approximately $325,000, which was recorded as an increase to debt related income.

Rue Ferrari

In July, 2011 the borrower on one of our debt related investments fully repaid the outstanding balance and unpaid interest on a debt investment structured as a mortgage note that was collateralized by an office building in the Silicon Valley, California market, as well as an amount related to a profit participation agreement related to the sale of the property securing the mortgage note. Related to the profit participation, approximately $2.9 million is recorded as a gain on the sale of the property and is presented within discontinued operations in our statements of operations. After our repayment of other secured borrowings that were collateralized by this investment, we realized net proceeds of approximately $7.3 million on this repayment.

Central Research Park

In September 2011 the borrower on one of our debt related investments fully repaid the outstanding balance and unpaid interest on a debt investment structured as a B-note that was collateralized by an office park in the Silicon Valley, California market. We realized net proceeds of approximately $20.3 million, which we received subsequent to September 30, 2011. As of September 30, 2011, the amount receivable is recorded in other assets, net in our accompanying balance sheet.

How We Measure Our Performance

Funds From Operations

FFO Definition (“FFO”)

We believe that FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), is a meaningful supplemental measure of our operating performance because historical cost accounting for real estate assets in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expense. However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that consists of net income (loss), calculated in accordance with GAAP, plus real estate-related depreciation and amortization and impairment of depreciable real estate, less gains (or losses) from dispositions of real estate held for investment purposes.

The following unaudited tables presents a reconciliation of FFO to net income (loss) for the three and nine months ended September 30, 2011 and 2010 (amounts in thousands, except per share information).

	For the Three Months Ended, September 30,		For the Nine Months Ended, September 30,
	2011	2010	2011	2010
Reconciliation of net earnings to FFO:
Net loss	$(6,282)	$(1,075)	$(25,727)	$(136)
Add (deduct) NAREIT-defined adjustments:
Depreciation and amortization expense	31,882	33,136	95,824	63,734
Depreciation attributable to discontinued operations	27	1,403	301	1,886
Unrealized loss on real property	—	4,685	—	4,685
Realized (gain) loss on disposition of real property	(4,070)	5,764	(4,070)	5,901
Noncontrolling interests’ share of FFO	(1,963)	(3,187)	(6,109)	(5,209)

FFO attributable to common shares-basic	19,594	40,726	60,219	70,861
FFO attributable to dilutive OP units	1,448	2,598	4,441	3,400

FFO attributable to common shares-diluted	$21,042	$43,324	$64,660	$74,261

FFO per share-basic and diluted	$0.11	$0.22	$0.33	$0.39

Weighted Average Number of Shares Outstanding
Basic	184,069	183,988	183,884	184,049

Diluted	197,670	195,725	197,442	192,879

Company-Defined FFO

As part of its guidance concerning FFO, NAREIT has stated that the “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” As a result, modifications to FFO are common among REITs as companies seek to provide financial measures that meaningfully reflect the specific characteristics of their businesses. In addition to the NAREIT definition of FFO and other GAAP measures, we provide a Company-Defined FFO measure that we believe is helpful in assisting management and investors assess the sustainability of our operating performance. As described further below, our Company-Defined FFO presents a performance metric that adjusts for items that we do not believe to be related to our ongoing operations. In addition, these adjustments are made in connection with calculating certain of the Company’s financial covenants including its interest coverage ratio and fixed charge coverage ratio and therefore we believe this metric will help our investors better understand how certain of our lenders view and measure the financial performance of the Company and ultimately its compliance with these financial covenants. However, no single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity and results of operations.

Our Company-Defined FFO is derived by adjusting FFO for the following items: gains and losses on real estate securities, gains and losses associated with provisions for loss on debt related investments, acquisition-related expenses, gains and losses on derivatives, and gains and losses associated with financing commitments. Management’s evaluation of our future operating performance excludes these items based on the following economic considerations:

Gains and losses on real estate securities and provision for loss on debt related investments — Our investment strategy does not include purchasing and selling real properties, real estate securities or debt related investments for purposes of generating short-term gains. Rather, our strategy is focused on longer term investments while generating current income. As such, management believes any gains or losses generated from the sale or impairment of any of our real estate securities or debt related investments are not related to our ongoing operations. Management believes that providing a performance metric based primarily on income generated from the portfolio, absent the effects of gains and losses and impairments, to be a useful metric providing for a better indication of the sustainability of our operating performance for management and investors.

Acquisition-related expenses — For GAAP purposes, expenses associated with the acquisition of real property, including acquisition fees paid to our Advisor and gains or losses related to the change in fair value of contingent consideration related to the acquisition of real property, are recorded to earnings. We believe by excluding acquisition-related expenses, Company-Defined FFO provides useful supplemental information for management and investors when evaluating the sustainability of our operating performance, because these types of expenses are directly correlated to our investment activity rather than our ongoing operating activity.

Gains and losses on derivatives — Gains and losses on derivatives represent the gains or losses on the fair value of derivative instruments that are not accounted for as hedges of the underlying financing transactions. Such gains and losses may be due to the nonoccurrence of forecasted financings or ineffectiveness due to changes in the expected terms of financing transactions. As these gains or losses relate to underlying long-term assets and liabilities, where we are not speculating or trading assets, our management believes that any such gains or losses are not related to our ongoing operations. Accordingly, we believe by excluding anticipated gains or losses on derivatives, Company-Defined FFO provides useful supplemental information for management and investors when evaluating the sustainability of our operating performance.

Gains and losses on financing commitments — Gains and losses on financing commitments represent gains or losses incurred as a result of the early retirement of debt obligations and breakage costs and fees incurred related to rate lock agreements with prospective lenders. Such gains and losses may be due to dispositions of assets, the repayment of debt prior to its contractual maturity or the nonoccurrence of forecasted financings. Our management believes that any such gains or losses are not related to our ongoing operations. Accordingly, we believe by excluding gains and losses on financing commitments, Company-Defined FFO provides useful supplemental information for management and investors when evaluating the sustainability of our operating performance.

We also believe that Company-Defined FFO allows investors and analysts to compare the performance of our portfolio with other REITs that are not currently affected by the adjusted items. In addition, as many other REITs adjust FFO to exclude the items described above, we believe that our calculation and reporting of Company-Defined FFO may assist investors and analysts in comparing our performance with that of other REITs. However, because Company-Defined FFO excludes items that are an important component in an analysis of our historical performance, such supplemental measure should not be construed as a historical performance measure and may exclude items that have a material effect on the value of our common stock.

The following unaudited tables presents a reconciliation of Company-Defined FFO to FFO for the three and nine months ended September 30, 2011 and 2010 (amounts in thousands, except per share information).

	For the Three Months Ended, September 30,		For the Nine Months Ended, September 30,
	2011	2010	2011	2010
Reconciliation of FFO to Company-Defined FFO:
FFO attributable to common shares-basic	$19,594	$40,726	$60,219	$70,861
Add (deduct) our adjustments:
Provision for loss on debt related investments	3,076	(13,706)	5,576	(10,722)
Gain on disposition of securities	—	(7,598)	—	(39,870)
Loss on financing commitments	—	3,904	—	3,904
Other-than-temporary impairment and related amortization on securities	—	147	3,215	7,331
Acquisition-related expenses (gains)	125	—	608	19,081
(Gain) loss on derivatives	5	206	84	318

Noncontrolling interests’ share of our adjustments	(219)	1,022	(652)	751

Company-Defined FFO attributable to common shares-basic	22,581	24,702	69,050	51,654
Company-Defined FFO attributable to dilutive OP units	1,669	1,576	5,093	2,649

Company-Defined FFO attributable to common shares-diluted	$24,250	$26,278	$74,143	$54,303

Company-Defined FFO per share-basic and diluted	$0.12	$0.13	$0.38	$0.28

Weighted Average Number of Shares Outstanding
Basic	184,069	183,988	183,884	184,049

Diluted	197,670	195,725	197,442	192,879

Limitations of FFO and Company-Defined FFO

FFO (both NAREIT-defined and Company-Defined) is presented herein as a supplemental financial measure and has inherent limitations. We do not use FFO or Company-Defined FFO as, nor should they be considered to be, an alternative to net income (loss) computed under GAAP as an indicator of our operating performance, or as an alternative to cash from operating activities computed under GAAP, or as an indicator of our ability to fund our short or long-term cash requirements. Management uses FFO and Company-Defined FFO as indications of our future operating performance and as a guide to making decisions about future investments. Our FFO and Company-Defined FFO calculations do not present, nor do we intend them to present, a complete picture of our financial condition and operating performance. In addition, other REITs may define FFO and an adjusted FFO metric differently and choose to treat impairment charges, acquisition-related expenses and potentially other accounting line items in a manner different from us due to specific differences in investment strategy or for other reasons; therefore, comparisons with other REITs may not be meaningful. Our Company-Defined FFO calculation is limited by its exclusion of certain items previously discussed, but we continuously evaluate our investment portfolio and the usefulness of our Company-Defined FFO measure in relation thereto. We believe that net income (loss) computed under GAAP remains the primary measure of performance and that FFO or Company-Defined FFO are only meaningful when they are used in conjunction with net income (loss) computed under GAAP. Further, we believe that our consolidated financial statements, prepared in accordance with GAAP, provide the most meaningful picture of our financial condition and operating performance.

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

Public Conference Call

We will be hosting a public conference call on Wednesday, November 16, 2011, to review our quarterly financial and operating results for the three and nine months ended September 30, 2011. Guy Arnold, our President, and Kirk Scott, our Chief Financial Officer, will present performance data and provide management commentary. The conference call will take place at 4:15 p.m. EST and can be accessed by dialing 800.926.5188 (no access code is required).

Our Operating Results

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

The following unaudited table illustrates the changes in rental revenues, rental expenses and net operating income for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. The same store portfolio includes 74 properties acquired prior to January 1, 2010 and owned through September 30, 2011, comprising approximately 12.9 million square feet. A discussion of these changes follows the table (dollar amounts in thousands).

	For the Three Months Ended September 30,
	2011	2010	$ Change	% Change
Revenues
Base rental revenue-same store (1)	$28,179	$28,764	$(585)	-2%
Other rental revenue- same store	9,092	8,968	124	1%

Total rental revenue-same store	37,271	37,732	(461)	-1%
Rental revenue-2010/2011 acquisitions	28,831	28,286	545	2%

Total rental revenue	66,102	66,018	84	0%
Debt related income	2,249	3,835	(1,586)	-41%

Total revenues	$68,351	$69,853	$(1,502)	-2%

Rental Expenses
Same store	$9,733	$10,576	$(843)	-8%
2010 acquisitions	3,442	3,351	91	3%

Total rental expenses	$13,175	$13,927	$(752)	-5%

Net Operating Income (2)
Real property-same store	$27,538	$27,156	$382	1%
Real property-2010/2011 acquisitions	25,389	24,935	454	2%
Debt related income	2,249	3,835	(1,586)	-41%

Total net operating income	$55,176	$55,926	$(750)	-1%

(1)	Base rental revenue represents contractual base rental revenue earned by us from our tenants and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above-market intangible lease assets or the amortization of below-market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as expense recovery revenue are included in the line item, referred to as “other rental revenue.”
(2)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “—How We Measure Our Performance—Net Operating Income” above. See also Note 13 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Rental Revenue

Rental revenue increased slightly for the three months ended September 30, 2011, compared to the same period in 2010, primarily due to additional revenue from the properties acquired in 2010 and 2011. Our operating portfolio was approximately 94.6% leased as of September 30, 2011.

Same store base rental revenues decreased for the three months ended September 30, 2011 compared to the same period in 2010. This decrease was primarily due to a decline in our base rental revenue per square foot within the same store portfolio, due to a decrease in leased square footage of our same store office properties, which have relatively higher base rental rates per square foot than our other property types, partially offset by an increase in the leased square footage of our same store retail and same store industrial properties, which have relatively lower base rental rates per square foot. As of September 30, 2011 our same store portfolio was approximately 91.9% leased, compared to approximately 91.6% as of September 30, 2010.

Same store other rental revenue increased for the three months ended September 30, 2011 compared to the same period in 2010. This increase was attributable to an increase in below market rent adjustments, including an acceleration in the amortization of the adjustments, which was the result of the termination of certain of our leases deemed to be “below market” during 2011.

Debt Related Income

Debt related income decreased for the three months ended September 30, 2011, compared to the same period in 2010. The decrease was primarily attributable to the repayment of approximately $101.5 million debt related investments subsequent to December 31, 2010.

Rental Expenses

Rental expenses decreased for the three months ended September 30, 2011, compared to the same period in 2010. The decrease in expenses is primarily attributable to decreases within the same store portfolio.

Same store rental expenses decreased for the three months ended September 30, 2011, compared to the same period in 2010. This decrease is primarily due to a decrease in real estate property taxes in the current period.

Other Operating Expenses

Depreciation and Amortization Expense: Depreciation and amortization expense decreased by approximately $1.3 million, or 4%, for the three months ended September 30, 2011, compared to the same period in 2010. This decrease is primarily attributable to write-offs of intangible lease assets related to tenants in default, and certain intangible assets acquired being fully amortized.

General and Administrative Expenses: General and administrative expenses decreased by approximately $44,000, or 2%, for the three months ended September 30, 2011, compared to the same period in 2010.

Asset Management Fees, Related Party: Asset management fees paid to our Advisor decreased by approximately $275,000, or 5%, for the three months ended September 30, 2011, compared to the same period in 2010. This decrease resulted from our disposition of real property and the payoff or impairment of certain of our debt related investments subsequent to June 30, 2010.

Acquisition-related expenses net of other gains (losses): Acquisition-related expenses net of other gains (losses) increased by approximately $125,000, for the three months ended September 30, 2011, from $0 for the same period in 2010. This increase resulted from our write-off of previously recognized contingent consideration that we determined we would not receive.

Provision for (recovery of) Loss on Debt Related Investments: During the three months ended September 30, 2011, we recorded a provision for loan loss of approximately $3.1 million related to one of our B-note debt related investments related to an office property in the Dallas, Texas market. We did not record any provision for loan loss during the three months ended September 30, 2010; however, we partially reversed a previously recorded provision for loan loss on a mezzanine debt investment related to an office building in the Washington D.C. market. The reversal represented the net proceeds realized on the subsequent sale of the property of approximately $13.7 million.

Other Income (Expenses)

Interest and Other Income: Interest and other income did not fluctuate for the three months ended September 30, 2011, compared to the same period in 2010.

Interest Expense: Interest expense decreased by approximately $1.2 million, or 5%, for the three months ended September 30, 2011, compared to the same period in 2010. This decrease resulted primarily from repayments of certain of our other secured borrowings. Interest on financing obligations decreased due to the conversion of certain tenancy-in-common interests to OP Units. The following table further describes our interest expense by debt obligation, including amortization of loan cost, amortization related to our derivatives, and amortization of discounts and premiums, for the three months ended September 30, 2011 and 2010 (amounts in thousands).

	For the Three Months Ended September 30,
	2011	2010
Debt Obligation
Mortgage notes	$21,854	$21,850
Other secured borrowings	1,004	1,970
Financing obligations	765	995

Total interest expense	$23,623	$24,815

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

Loss on Financing Commitments: During the three months ended September 30, 2010, we recorded a loss on financing commitment of approximately $3.9 million related to a borrowing commitment that we terminated resulting in a related termination fee. We did not record any loss on financing commitments during the three months ended September 30, 2011.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

The following unaudited table illustrates the changes in rental revenues, rental expenses and net operating income for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. The same store portfolio includes 74 properties acquired prior to January 1, 2010 and owned through September 30, 2011, comprising approximately 12.9 million square feet. A discussion of these changes follows the table (dollar amounts in thousands).

	For the Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Revenues
Base rental revenue-same store (1)	$84,601	$86,851	$(2,250)	-3%
Other rental revenue- same store	26,830	27,283	(453)	-2%

Total rental revenue-same store	111,431	114,134	(2,703)	-2%
Rental revenue-2010/2011 acquisitions	85,971	29,989	55,982	187%

Total rental revenue	197,402	144,123	53,279	37%
Debt related income (2)	9,665	11,915	(2,250)	-19%

Total revenues	$207,067	$156,038	$51,029	33%

Rental Expenses
Same store	$31,120	$31,500	$(380)	-1%
2010/2011 acquisitions	10,143	3,409	6,734	198%

Total rental expenses	$41,263	$34,909	$6,354	18%

Net Operating Income (3)
Real property - same store	$80,311	$82,634	$(2,323)	-3%
Real property - 2010/2011 acquisitions	75,828	26,580	49,248	185%
Debt related income	9,665	11,915	(2,250)	-19%

Total net operating income	$165,804	$121,129	$44,675	37%

(1)	Base rental revenue represents contractual base rental revenue earned by us from our tenants and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above-market intangible lease assets or the amortization of below-market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as expense recovery revenue are included in the line item, referred to as “other rental revenue.”
(2)	Includes equity-in-earnings from an unconsolidated joint venture of approximately $941,000 for the nine months ended September 30, 2010.
(3)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “—How We Measure Our Performance—Net Operating Income” above. See also Note 13 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Rental Revenue

The increase in rental revenue is primarily attributable to our acquisition and continued ownership of 26 additional operating real properties subsequent to December 31, 2009. Our operating portfolio was approximately 94.6% leased as of September 30, 2011.

Same store base rental revenues decreased for the nine months ended September 30, 2011 compared to the same period in 2010. This decrease was primarily due to a decline in our base rental revenue per square foot within the same store portfolio, due to a decrease in leased square footage of our same store office properties, which have relatively higher base rental rates per square foot than our other property types, partially offset by an increase in the leased square footage of our same store retail and same store industrial properties, which have relatively lower base rental rates per square foot. As of September 30, 2011 our same store portfolio was approximately 91.9% leased, compared to approximately 91.6% as of September 30, 2010.

Same store other rental revenue decreased for the nine months ended September 30, 2011 compared to the same period in 2010. This decrease was attributable to lower tenant recovery income, partially offset by early termination fees received during the current year period.

Debt Related Income

Debt related income decreased for the nine months ended September 30, 2011, compared to the same period in 2010. The decrease was primarily attributable to (i) the repayment of a debt related investment, structured as a redeemable preferred equity security and recorded as an investment in an unconsolidated joint venture of approximately $17.4 million, (ii) our foreclosure on and subsequent sale of a property that we had previously held as a debt related investment of approximately $17.3 million, and (iii) the repayment of approximately $101.5 million in debt related investments subsequent to December 31, 2009, offset by our incremental investment of $90.2 million in debt related investments subsequent to December 31, 2009.

Rental Expenses

Rental expenses increased for the nine months ended September 30, 2011, compared to the same period in 2010. This increase is primarily attributable to our acquisition and continued ownership of 26 additional operating real properties subsequent to December 31, 2009.

Same store rental expenses decreased slightly for the nine months ended September 30, 2011, compared to the same period in 2010. This decrease is primarily due to a decrease in real estate tax expense and bad debt expense, partially offset by an increase in repairs and maintenance and non-recoverable leasing costs.

Other Operating Expenses

Depreciation and Amortization Expense: Depreciation and amortization expense increased by approximately $32.1 million, or 50%, for the nine months ended September 30, 2011, compared to the same period in 2010. This increase is primarily attributable to our acquisition and continued ownership of 26 additional operating real properties subsequent to December 31, 2009.

General and Administrative Expenses: General and administrative expenses increased by approximately $659,000, or 13%, for the nine months ended September 30, 2011, compared to the same period in 2010. This increase is primarily attributable to increases in accounting and legal fees and other general overhead expenses, primarily related to the growth of the portfolio.

Asset Management Fees, Related Party: Asset management fees paid to our Advisor increased by approximately $2.4 million, or 18%, for the nine months ended September 30, 2011, compared to the same period in 2010. This increase resulted from our investment activity subsequent to December 31, 2009, including our acquisition of the NOIP Portfolio, offset by the disposition of our preferred equity securities portfolio and the repayment of certain of our debt related investments.

Acquisition Related Expenses: Acquisition related expenses, including fees paid to our Advisor, decreased by approximately $18.5 million, or 97%, for the nine months ended September 30, 2011, primarily due to acquisition fees associated with the acquisition of the NOIP Portfolio on June 25, 2010.

Other-than-Temporary Impairment on Securities and Gain on Disposition of Securities: During the nine months ended September 30, 2011 and 2010, we recorded net other-than-temporary impairment charges of approximately $3.1 million and $5.4 million, respectively, related to our CMBS and CRE-CDO securities.

Provision for Loss on Debt Related Investments: During the nine months ended September 30, 2011 and 2010, we recognized provisions for loan loss of approximately $5.6 million and $3.0 million, respectively, which during the nine months ended September 30, 2010, were partially offset by the partial reversal of a previously recorded provision for loan loss on a mezzanine debt investment related to an office building in the Washington D.C. market. The reversal represented the net proceeds realized on the subsequent sale of the property of approximately $13.7 million.

Other Income (Expenses)

Interest and Other Income: Interest and other income decreased by approximately $1.7 million, or 59%, for the nine months ended September 30, 2011, compared to the same period in 2010. This decrease is primarily attributable to the sale of a portion of our preferred equity securities portfolio, the continued deterioration in the performance of our CMBS and CRE-CDO securities portfolio, our significantly reduced average cash balance during the year due to the acquisition of the NOIP Portfolio, and lower average yields on our floating-rate interest-bearing bank accounts and money market mutual fund investments.

Interest Expense: Interest expense increased by approximately $14.6 million, or 27%, for the nine months ended September 30, 2011, compared to the same period in 2010. This increase resulted primarily from additional mortgage note and other financings we assumed or incurred subsequent to December 31, 2009, partially offset by the effects of repayments of certain of these obligations. Interest on financing obligations decreased due to the conversion of certain TIC interests to OP Units. Our total borrowings, including financing obligations, increased by 66% to approximately $1.6 billion as of September 30, 2011 from approximately $950.1 million as of December 31, 2009, principally due to financing incurred in connection with our investment activities. The following table further describes our interest expense by debt obligation, including amortization of loan cost, amortization related to our derivatives, and amortization of discounts and premiums, for the nine months ended September 30, 2011 and 2010 (amounts in thousands).

	For the Nine Months Ended September 30,
	2011	2010
Debt Obligation
Mortgage notes	$64,449	$48,268
Other secured borrowings	2,987	2,154
Financing obligations	2,017	4,448

Total interest expense	$69,453	$54,870

Gain on Disposition of Securities: During the nine months ended September 30, 2010, we recognized a gain on the sale of a portion of our preferred equity securities portfolio, of approximately $39.9 million. We did not recognize any gain on the sale of securities during the nine months ended September 30, 2011.

Loss on Financing Commitments: During the nine months ended September 30, 2010, we recorded a loss on financing commitment of approximately $3.9 million related to a borrowing commitment that we terminated resulting in a related termination fee. We did not record any loss on financing commitments during the nine months ended September 30, 2011.

Liquidity and Capital Resources

Liquidity Outlook

We believe our existing cash balance, cash from operations, additional proceeds from the DRIP Plan, proceeds from the sale of existing investments, availability under our Credit Facility, and prospective debt or equity issuances will be sufficient to meet our liquidity and capital needs for the foreseeable future, including the next 12 months. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, distribution payments, debt service payments, including debt maturities with an aggregate outstanding principal balance of approximately $378.8 million before September 30, 2012, redemption payments, including redemption payments related to an offer we made to repurchase up to 10 million of our own shares at a price of $6 per share, acquisitions of real property and debt related investments. Of the debt maturities in the next 12 months, $311.0 million have extension options beyond December 31, 2012. We currently believe that we will qualify for and expect to exercise our extension options. However, we cannot guarantee that we will meet the requirements to extend the notes upon initial maturity. In the event that we do not qualify to extend the notes, we expect to repay them with proceeds from new borrowings. The following discussion summarizes the sources and uses of our cash during the nine months ended September 30, 2011.

Operating Activities

Net cash provided by operating activities was approximately $71.5 million for the nine months ended September 30, 2011, compared to net cash provided by operating activities of approximately $23.7 million for the same period in 2010. This increase is primarily due acquisition costs paid related to the acquisition of the NOIP Portfolio during the nine months ended September 30, 2010 and increased income due to additional real property and debt investments made subsequent to December 31, 2009.

Lease Expirations

Our primary source of funding for our property-level operating expenses and debt service payments is rent collected pursuant to our tenant leases. Our properties are generally leased to tenants for terms ranging from three to ten years. As of September 30, 2011, the weighted average remaining term of our leases was approximately 8.1 years, based on contractual remaining base rent, and 5.2 years, based on square footage. The following is a schedule of expiring leases for our consolidated operating properties by annualized base rent and square footage as of September 30, 2011 and assuming no exercise of lease renewal options (dollar amounts and square footage in thousands).

	Lease Expirations
Year	Number of Leases Expiring	Annualized Base Rent (1)%		Square Feet	%
2011	34	$4,019	1.9%	701	3.9%
2012	90	16,033	7.5%	1,640	9.1%
2013	72	16,722	7.8%	1,536	8.5%
2014	86	19,827	9.3%	2,448	13.5%
2015	83	17,061	8.0%	1,782	9.8%
2016	48	26,692	12.5%	1,987	11.0%
2017	21	48,237	22.5%	2,864	15.8%
2018	20	5,730	2.7%	1,239	6.8%
2019	23	13,699	6.4%	676	3.7%
2020	21	6,954	3.2%	375	2.1%
Thereafter	31	39,365	18.2%	2,870	15.8%

Total	529	$214,339	100.0%	18,118	100.0%

(1)	Annualized base rent represents the annualized monthly base rent of leases in place as of September 30, 2011, based on their respective non-cancellable terms.

Investing Activities

Net cash used in investing activities was approximately $8.0 million for the nine months ended September 30, 2011, compared to approximately $1.3 billion for the same period in 2010. This decrease was primarily attributable to our acquisition of the NOIP Portfolio during the nine months ended September 30, 2010. Our acquisition activity during the same period in 2011 was significantly less.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2011 was approximately $95.7 million and primarily comprised the redemption of common shares, distributions to common stockholders and noncontrolling interest holders, and scheduled repayment of our mortgage notes, partially offset by proceeds from the other secured borrowings. Net cash provided by financing activities during the same period in 2010 was approximately $815.3 million primarily comprising proceeds received from mortgage borrowings and other secured borrowings, including mortgage note borrowings issued in connection with our acquisition of the NOIP Portfolio, partially offset by amounts related to distributions to common stockholders and the redemption of common shares.

Line of Credit

During the three months ended September 30, 2011, the Company entered into a senior secured revolving credit facility (the “Credit Facility”) with PNC Bank, National Association (“PNC”), as administrative agent for itself and other lenders that are parties to the Credit Facility, and KeyBank National Association as syndication agent. Under the Credit Facility, the Company may borrow up to $100 million (the “Facility Amount”), and, subject to sufficient lender participation, the Company also has the right during the first two years of the Credit Facility term to increase the Facility Amount by an aggregate of $100 million to a total Facility Amount of $200 million. The proceeds of the Credit Facility will be used by the Company for general purposes, including but not limited to debt refinancing, property acquisitions, new construction, renovations, expansions, tenant improvement costs and equity investments primarily associated with commercial real estate properties.

Debt Maturities

The following table reflects our contractual debt maturities as of September 30, 2011, specifically our obligations under mortgage note agreements and other secured borrowings (dollar amounts in thousands).

	As of September 30, 2011
Year Ending December 31,	Number of Borrowings Maturing (2)	Outstanding Balance (3) (4) (5)
2011(1)	0	$3,099
2012	4	391,468
2013	3	104,390
2014	2	79,739
2015	7	164,770
2016	14	310,349
2017	9	308,371
2018	0	4,999
2019	0	5,292
2020	1	157,944
Thereafter	3	10,773

Total	43	$1,541,194

(1)	Represents amounts due for the remainder of 2011.
(2)	Borrowings presented include other secured borrowings of approximately $58.0 million related to our master repurchase facility account, which matures in June 2013 and is subject to two one-year extensions and mezzanine borrowings of approximately $26.6 million, which mature in June, 2015.
(3)	Six of our mortgage notes with an aggregate outstanding principal balance as of September 30, 2011 of approximately $399.7 million have initial maturities before January 1, 2014. Four of these notes with an aggregate outstanding principal balance as of September 30, 2011 of approximately $331.9 million have extension options beyond December 31, 2013. These extension options are subject to certain lender covenants and restrictions that we must meet to extend the respective maturity dates. We currently believe that we will qualify for and expect to exercise our extension options. However, we cannot guarantee that we will meet the requirements to extend the notes upon initial maturity. In the event that we do not qualify to extend the notes, we expect to repay them with proceeds from new borrowings.
(4)	Outstanding balance represents expected cash outflows for contractual amortization and scheduled balloon payment maturities, and does not include our mark-to-market adjustment on assumed debt of approximately $4.3 million as of September 30, 2011.
(5)	As of September 30, 2011, our mortgage notes and secured borrowings are secured by real properties and debt investments totaling approximately $2.9 billion.

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

The following table sets forth relationships between the amount of distributions declared for such period and the amount reported as cash flow from operations in accordance with GAAP for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2011	% of Total Distributions	September 30, 2010	% of Total Distributions	September 30, 2011	% of Total Distributions	September 30, 2010	% of Total Distributions
Distributions:
Paid in cash (1)	$18,920	62.9%	$17,262	58.0%	$56,307	62.3%	$49,583	56.1%
Common stock distributions reinvested in common shares	11,136	37.1%	12,482	42.0%	34,082	37.7%	38,804	43.9%

Total distributions	$30,056	100.0%	$29,744	100.0%	$90,389	100.0%	$88,387	100.0%

Sources of Distributions
Cash flow from operations (2)	$21,489	71.5%	$9,241	31.1%	$71,524	79.1%	$23,745	26.9%
Borrowings (3)	$8,567	28.5%	$20,503	68.9%	$18,865	20.9%	$64,642	79.7%

(1)	Distributions paid in cash include distributions declared for common stock and OP Units for the respective period, and all distributions made during the period to our joint venture partners that are noncontrolling interest holders.
(2)	Commencing on January 1, 2009, expenses associated with the acquisition of real property, including acquisition fees paid to our Advisor and gains or losses related to the change in fair value of contingent consideration related to the acquisition of real property, are recorded to earnings and as a deduction to our cash from operations. We incurred acquisition-related expenses, net of other gains, of approximately $125,000 and $608,000 during the three and nine months ended September 30, 2011. During the nine months ended September 30, 2010, we incurred approximately $19.1 million in acquisition-related expenses.
(3)	For purposes of this table, we presented the amounts funded from borrowings by subtracting the amount reported for cash flow from operations in accordance with GAAP from the total amount of distributions declared for such period.

For the three and nine months ended September 30, 2011, we reported approximately $21.5 million and $71.5 million, respectively, of cash provided by our operating activities. During the same periods in 2010, we reported approximately $9.2 million and $23.7 million, respectively, of cash provided by our operating activities. In accordance with ASC Topic 805 “Business Combinations” (“ASC Topic 805”), which became effective for the year ended December 31, 2009, these amounts were reduced for the three months and nine months ended September 30, 2011 by approximately $125,000 and $608,000, respectively, of acquisition related expenses, which were funded from the net proceeds received from our public offerings. During the same periods in 2010, these amounts were reduced by approximately $0 and $19.1 million, respectively, of acquisition related expenses, which were funded from the net proceeds received from our public offerings. As a result, the distributions declared payable to common stockholders, OP Unit holders, and joint venture partners for the three and nine months ended September 30, 2011, as described above, were funded with approximately $21.6 million and $72.1 million, respectively (excluding the impact of ASC Topic 805 as described above), from our operating activities, and the remaining amounts of approximately $8.5 million and $18.3 million, respectively, were funded from our borrowings. During the same periods in 2010, the distributions declared payable to common stockholders, OP Unit holders, and joint venture partners for the three and nine months ended September 30, 2010, as described above, were funded with approximately $9.2 million and $42.8 million, respectively (excluding the impact of ASC Topic 805 as described above), from our operating activities, and the remaining amounts of approximately $20.5 million and $45.6 million, respectively, were funded from our borrowings. Our long-term strategy is to fund the payment of quarterly distributions to investors entirely from our operations. There can be no assurance that we will achieve this strategy.

Redemptions

During the nine months ended September 30, 2011 and 2010, we redeemed approximately 4.0 million and 4.1 million shares of common stock, respectively, pursuant to our share redemption program, for approximately $34.6 million and $39.4 million, respectively. In addition to the above-mentioned redemptions, during the nine months ended September 30, 2011, we redeemed approximately 78,000 OP Units from our OP Unit holders for approximately $685,000 in cash and approximately 119,000 OP Units from our OP Unit holders for approximately 118,000 shares of our common stock. During the nine months ended September 30, 2010, we redeemed approximately 10,000 OP Units from our OP Unit holders for approximately $94,000. See “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q for more information regarding redemptions of shares during the three months ended September 30, 2011.

Tender Offer by Issuer

Subsequent to September 30, 2011, we announced an offer to purchase up to 10,000,000 shares of our common stock for $6.00 per share in cash, less any applicable withholding taxes and without interest. The offer will expire at 12:00 midnight, Mountain Standard Time, on November 21, 2011, or such other date to which this offer may be extended.

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

As of September 30, 2011, we had approximately $436.4 million of variable rate borrowings outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our remaining variable rate borrowings were to increase 10%, we estimate that our quarterly interest expense would increase by approximately $8,000 based on our outstanding floating-rate debt as of September 30, 2011.

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

In addition to the above described risks, we are subject to additional credit risk. Credit risk refers to the ability of each individual borrower under our debt related investments or issuer of our real estate securities to make required interest and principal payments on the scheduled due dates. We seek to reduce credit risk by actively monitoring our debt related investments portfolio and the underlying credit quality of our holdings. In the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may continue to increase and result in further credit losses that would continue to, or more severely, adversely affect our liquidity and operating results.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, the evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On September 7, 2011, the Circuit Court of Fairfax County, Virginia, entered a final order of dismissal (the “Order”) of the civil action titled Northrop Grumman Systems Corporation v. iStar NG, LP et al. (No. CL 2010 10025) (the “Lawsuit”), after a settlement was reached among us, iStar NG, LP, TRT Acquisitions, LLC and TRT NOIP Colshire—McLean LLC (collectively with the Company, the “Dividend Capital Defendants”), iStar Financial Inc. (“iStar Financial” and, together with the Dividend Capital Defendants, the “Defendants”), and Northrop Grumman Systems Corporation (“Plaintiff”). The Order dismissed all claims, affirmative defenses and counterclaims with prejudice and provided that, as between Plaintiff and Defendants, each will bear their own attorneys’ fees and costs. As previously disclosed in our Form 10-Q for the quarter ended June 30, 2011, the Dividend Capital Defendants have obtained indemnities from iStar Financial and insurance coverage for the Lawsuit, which are subject to certain terms, conditions, and limitations. The settlement of the Lawsuit did not have a material impact on our financial statements.

ITEM 1A.	RISK FACTORS

In addition to the risk factors discussed in Item 1A of Part I of our Annual Report on Form 10-K filed with the Commission on March 25, 2011, the Company is also subject to the following risks:

The current offering price of shares under our Dividend Reinvestment Plan may exceed the price at which we may offer shares under our Dividend Reinvestment Plan in the near future.

We have offered and will continue to offer shares of common stock through the Distribution Reinvestment Plan (the “DRIP Plan”). The price currently paid for shares issued under our DRIP Plan is $8.45 which is equal to the estimated value per share (the “ESV”) of our common stock established in March of 2011. We have not undertaken to update the ESV and it represents an estimate of the value of our common stock as of the date it was announced but may no longer be an accurate estimate of such value. We recently filed a registration statement to offer equity securities outside of the DRIP Plan, perhaps as early as the first quarter of 2012. Such offering is subject to regulatory and other conditions and may not occur. However, if this offering does occur, we contemplate selling two new classes of common stock at prices based on their daily net asset values (“NAV”), which will be calculated by the Advisor on a daily basis pursuant to valuation procedures adopted by our board of directors, and with the assistance of an independent valuation firm. In connection with this offering, we would also amend the DRIP Plan to sell our shares under the plan at their daily NAV. If we were to amend the DRIP Plan in the near future to sell our shares under the plan at their daily NAV, the NAV per share that is used upon the commencement of an amended DRIP Plan may be less than $8.45 per share.

We have entered into loan agreements that contain restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender typically imposes restrictions on us that may affect our distribution and operating policies and our ability to incur additional debt. Our loan agreements include restrictions, covenants, customary market carve-outs and/or guarantees by us. Certain financial covenants include tests of our general liquidity and debt servicing capability as well as certain collateral specific performance and valuation ratios. Specifically, we are required by certain of our borrowing arrangements to maintain the following financial covenants: (i) an interest coverage ratio of 1.75 to 1.00 or higher, (ii) a fixed charge coverage ratio of 1.60 to 1.00 or higher, (iii) a leverage ratio not to exceed 65%, (iv) a minimum liquidity of $10.0 million, (v) a minimum tangible net worth of $750.0 million, and (vi) a debt yield ratio requiring 11% or higher yield on total indebtedness. In addition, our loan agreements may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, or replace the Advisor as our advisor. Further, our loan agreements may limit our ability to replace the property manager or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives and make distributions to our stockholders. There can be no assurance that we will be able to comply with these covenants in the future, or that if we violate a covenant the lender would be willing to provide a waiver of such covenant. Violation of these covenants could result in the acceleration of maturities under the default provisions of our loan agreements. As of September 30, 2011, we were in compliance with all financial covenants.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We are the general partner of our Operating Partnership. As of September 30, 2011, we owned approximately 93.1% of our Operating Partnership, and the remaining interests in our OP Units were owned by certain third-party investors (“Limited Partners”). Pursuant to the Limited Partnership Agreement of the Operating Partnership, Limited Partners may request the Operating Partnership to redeem their OP Units, and we, as the general partner of the Operating Partnership, may elect to redeem any OP Units for cash or for shares of our common stock. The number of shares issuable by us in redemption of OP Units is typically equal to the number of OP Units redeemed, less an amount of shares to cover a redemption fee.

During the three months ended September 30, 2011, we issued an aggregate of 20,000 shares of our common stock to a Limited Partner in redemption of its OP Units. Since these OP Units were not issued in connection with our TIC program, there was no redemption fee. The issuances were made under the exemption from registration pursuant to Section 4(2) of the Securities Act. The following table describes these transactions in more detail:

Date	Title of Shares Sold	Total Number of Shares Sold	Consideration	Number of OP Units Redeemed
September 1, 2011	Common shares	20,000	OP Units	20,000

Total		20,000		20,000

Share Redemption Program

As of September 30, 2011, no material changes had occurred to our share redemption program (the “Program”) as discussed in Item 2 of our Annual Report on Form 10-K filed with the Commission on March 25, 2011. In aggregate, for the three months ended September 30, 2011, we redeemed approximately 1.5 million shares of common stock pursuant to the Program for approximately $12.7 million, as described further in the table below.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Pro-rata Percentage of Redemption Requests Redeemed by Us	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
July 1 - July 31, 2011	—	$—	—	—	—
August 1 - August 31, 2011	—	—	—	—	—
September 1 - September 30, 2011	1,506,222	8.45	9%	1,506,222	—

Total	1,506,222	$8.45	9%	1,506,222	1,013,261

(1)	This represents the number of shares that could be redeemed for the three months ended September 30, 2011 without exceeding our limitations discussed above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Dividend Capital Total Realty Trust Inc. Fifth Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 7 to Dividend Capital Total Realty Trust Inc.’s Registration Statement on Form S-11, Commission File No. 333-125338, filed August 24, 2007

3.2	Dividend Capital Total Realty Trust Inc. Articles of Amendment, incorporated by reference to Exhibit 3.2 to Dividend Capital Total Realty Trust Inc.’s Registration Statement on Form S-11, Commission File No. 333-175989, filed August 3, 2011

3.3	Dividend Capital Total Realty Trust Inc. Second Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Dividend Capital Total Realty Trust Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, filed March 28, 2008

4.2	Sixth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.2 to Dividend Capital Total Realty Trust Inc.’s Current Report on Form 8-K, filed February 7, 2011

10.1	Credit Agreement, dated September 27, 2011, among Dividend Capital Total Realty Operating Partnership, L.P., as the borrower, PNC Bank, National Association, as administrative agent, swing line lender and L/C issuer, and the lender parties thereto, incorporated by reference to Exhibit (b)(1) to Dividend Capital Total Realty Trust Inc.’s Schedule TO, filed October 17, 2011

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following information from Dividend Capital Total Realty Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Equity; and (iv) Condensed Consolidated Statements of Cash Flows.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

Date: November 11, 2011	/s/ GUY M. ARNOLD
Guy M. Arnold President

Date: November 11, 2011	/s/ M. KIRK SCOTT
M. Kirk Scott Chief Financial Officer and Treasurer