Form 10-K
period 2011-12-31
Dividend Capital Total Realty Trust Inc.
filed 2012-03-21
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Since there was no established market for the voting and non-voting common stock as of June 30, 2011, there was no market value for the shares of such stock held by non-affiliates of the registrant as of such date. On March 11, 2011, the Registrant’s board of directors established an estimated per share value of the Registrant’s common stock of $8.45. As of March 16, 2012, there were 183,466,706 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders, which we will file no later than April 29, 2012, are incorporated by reference in Part III.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2011

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	the continuing impact of high unemployment and constrained credit, which is having and may continue to have a negative effect on the following, among other things:

•	the fundamentals of our business, including overall market occupancy, tenant space utilization, and rental rates;

•

the financial condition of our tenants, some of which are financial, legal and other professional firms, our lenders, and institutions that hold our cash balances and short-term investments, which may expose us to increased risks of breach or default by these parties; and

•	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis;

•

general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate);

•

risks associated with the availability and terms of debt and equity financing and the use of debt to fund acquisitions and developments, including the risk associated with interest rates impacting the cost and/or availability of financing;

•	the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of Real Estate Investment Trusts (“REITs”));

•	changes in accounting principles, policies and guidelines applicable to REITs;

•	environmental, regulatory and/or safety requirements; and

•	the availability and cost of comprehensive insurance, including coverage for terrorist acts.

For further discussion of these and other factors, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

PART I

ITEM 1.	BUSINESS

Overview

Dividend Capital Total Realty Trust Inc. is a Maryland corporation formed on April 11, 2005 to invest in a diverse portfolio of real property and real estate- related investments. As used herein, “the Company,” “we,” “our” and “us” refer to Dividend Capital Total Realty Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires.

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

We have raised equity capital through (i) selling shares of our common stock through our initial and follow-on public offerings, (ii) reinvestment of dividends by our stockholders through our Distribution Reinvestment Plan (the “DRIP Plan”) and (iii) our Operating Partnership’s private placement offerings (see Note 7 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K). We closed our follow-on primary offering of common shares in September of 2009, which marked the completion of our initial capital raising stage. Currently, we continue to raise equity capital through the reinvestment of dividends by our stockholders through the DRIP Plan. As of December 31, 2011, we raised approximately $1.8 billion in net proceeds comprised of (i) approximately $1.4 billion (net of redemptions and selling costs) from the sale of approximately 158.6 million shares of our common stock pursuant to our primary offerings of common stock, (ii) approximately $218.9 million, net of selling costs, from the sale of approximately 23.6 million shares pursuant to the DRIP Plan and (iii) approximately $159.1 million, net of redemptions and selling costs, pursuant to our Operating Partnership’s private placement offerings.

We are currently invested in a diverse portfolio of real properties and real estate-related debt investments. Our investment in real property consists of office, industrial, and retail properties, located in North America. As of December 31, 2011, our real property portfolio was approximately 95% leased. Additionally, we are invested in certain real estate-related debt investments, including originating and participating in mortgage loans secured by real estate, junior portions of first mortgages on commercial properties (“B-notes”), and mezzanine debt (herein referred to as “debt related investments”).

As of December 31, 2011, we had gross investments of approximately $2.8 billion, comprised of approximately $2.7 billion in gross investments in real property and approximately $92.2 million in net debt related investments.

As of December 31, 2011, we had two reportable operating segments: investments in real property and debt related investments. Operating results from our business segments are discussed further in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 to our financial statements beginning on page F-1of this Annual Report on Form 10-K.

Investment Objectives

As stated in our articles of incorporation, our primary investment objectives are:

•	providing portfolio diversification;

•	providing current income to our stockholders in the form of quarterly cash distributions;

•	preserving and protecting our stockholders’ capital investments; and

•	realizing capital appreciation upon the potential sale of our assets.

There is no assurance that we will attain our investment objectives. Our charter places numerous limitations on us with respect to the manner in which we may invest our funds. In most cases these limitations cannot be changed unless our charter is amended, with the approval of our stockholders.

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

We believe that a diversified investment portfolio may potentially offer investors significant benefits for a given level of risk relative to a more concentrated investment portfolio. We also believe that most real estate markets are cyclical in nature and, therefore, that a diversified investment strategy may allow us to more effectively deploy capital into sectors and geographies where the underlying investment fundamentals are relatively strong and away from sectors where such fundamentals are relatively weak. In addition, we believe that a diversified tenant base, achieved by investing in multiple real property sectors, may mitigate the economic impacts associated with a single tenant or type of tenant potentially defaulting under its lease, particularly since such leases are the primary source of revenue from our real property investments.

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

The chart below describes the diversification of our investment portfolio across real estate investment type. Percentages in the chart correspond to gross investments as reported on our balance sheet as of December 31, 2011.

Real Property

We generally utilize a long-term buy and hold strategy for investments within our portfolio of real property assets. The majority of our current portfolio consists of primarily “core” or “core-plus” properties that have significant operating histories and existing leases whereby the majority of the total investment return is expected to be derived from current income. In addition, we have invested in a relatively smaller proportion of “value added” opportunities that have arisen in circumstances where we have determined that a real property may be undervalued or where product re-positioning, capital expenditures and/or improved property management may increase cash flows, and where the total investment return is generally expected to have a relatively larger component derived from capital appreciation. As of December 31, 2011, we had invested in a total of 96 operating properties located in 30 geographic markets throughout the United States at a total gross investment amount of approximately $2.7 billion aggregating approximately 18.2 million net rentable square feet.

Debt related investments

To date, our debt related investments have consisted primarily of (i) originations and participations in mortgage loans secured by real estate, (ii) B-notes, and (iii) mezzanine debt and other related investments secured by equity interests in entities that indirectly own real properties. As of December 31, 2011, we had eight distinct debt related investments secured by real properties (or by equity interests in entities that indirectly own real properties) located in seven geographic markets with a total gross investment amount of approximately $92.2 million.

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

The chart below describes the diversification of our investment portfolio across real property type. Percentages in the chart correspond to investments as reported on our balance sheet as of December 31, 2011.

Diversification Across Geographic Regions

Through our investments in real property and debt related investments, we also seek diversification across multiple geographic regions located in the United States. The chart below shows the current allocations of our investments across geographic regions within the continental United States, as defined by the National Council of Real Estate Investment Fiduciaries (“NCREIF”), for our operating real property and debt related investments. Percentages in the chart correspond to gross investments as reported on our balance sheet as of December 31, 2011. As of December 31, 2011, our real property investments were geographically diversified across 30 markets throughout eight regions. Our debt related investments are located in three additional markets resulting in a combined portfolio allocation across 33 markets and eight regions.

To date, and for the foreseeable future, the majority of our real property investments will be made in the United States, although we may also invest in Canada and Mexico, and potentially elsewhere on a limited basis, to the extent opportunities exist that may help us meet our investment objectives.

Diversification Across Tenant Profiles and Lease Terms

We believe that the tenant base that occupies our real property assets is generally stable and well-diversified. As of December 31, 2011, our consolidated operating real properties had leases with approximately 400 tenants. We intend to maintain a well-diversified mix of tenants to limit our exposure to any single tenant or industry. Our diversified investment strategy inherently provides for tenant diversity, and we continue to monitor our exposure relative to our larger tenant industry sectors. The following table describes our top ten tenant industry sectors based on annualized base rent as of December 31, 2011. Other tenant industry sectors include 8 additional industry sectors, none of which comprised more than 1% of our annualized base rent as of December 31, 2011.

Industry Sector	Number of Leases	Annualized Base Rent (1)	% of Annualized Base Rent	Occupied Square Feet	% of Occupied Square Feet
Retail Trade	143	$48,143	23.0%	5,054	29.3%
Finance and Insurance	78	41,246	19.7%	1,616	9.4%
Information	19	35,339	17.0%	1,522	8.8%
Professional, Scientific and Technical Services	64	27,072	13.0%	1,461	8.5%
Manufacturing	44	26,171	12.6%	4,385	25.5%
Transportation and Warehousing	12	7,658	3.7%	1,338	7.8%
Health Care and Social Assistance	30	5,419	2.6%	227	1.3%
Administrative and Support Services	11	4,693	2.3%	335	1.9%
Accomodation and Food Services	52	3,871	1.9%	152	0.9%
Wholesale Trade	11	3,205	1.5%	769	4.5%
Other (2)	62	5,618	2.7%	368	2.1%

Total	526	$208,435	100.0%	17,227	100.0%

(1)	Annualized base rent represents the annualized monthly base rent of executed leases as of December 31, 2011.

(2)	Other industry sectors include eight additional sectors, none of which comprised greater than 1% of our annualized base rent as of December 31, 2011.

Tenant Concentration

For the year ended December 31, 2011, with respect to our entire real property and debt related investment portfolio, we did not earn revenues from any single tenant or borrower in excess of 10% of our total revenue. Additionally, with respect to only our real property portfolio, we did not earn rental revenues from any single tenant in excess of 10% of our rental revenue. See “Concentration of Credit Risk” in Note 2 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for information regarding the top five tenants as a percentage of consolidated annual base rent and occupied square feet.

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

In addition to competing for attractive investment opportunities, the current leasing and operating environment is also extremely competitive. While real estate fundamentals, such as vacancy and rental rates, are showing signs of improvement, it is still generally considered a “tenant’s market” as supply still exceeds demand for commercial real estate in most geographical markets. We continue to compete with similar owners and operators of commercial real estate and, as a result, we may have to provide free rent, incur charges for tenant improvements or offer other inducements in order to compete, all of which may have an adverse impact on our results of operations.

Conflicts of Interest

We are subject to various conflicts of interest arising out of our relationship with the Advisor and other affiliates, including: (i) conflicts related to the compensation arrangements between the Advisor, certain affiliates and us, (ii) conflicts with respect to the allocation of the time of the Advisor and its key personnel and (iii) conflicts with respect to the allocation of investment opportunities. Our independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise and have a fiduciary obligation to act on behalf of our stockholders. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Annual Report on Form 10-K for a description of the conflicts of interest that arise as a result of our relationships with the Advisor and its affiliates.

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

We have recorded impairments of our real properties, significant other-than-temporary impairment charges related to our real estate securities holdings, and provisions for losses on our debt related investments, as a result of such conditions. To the extent that the general economic slowdown is further prolonged or becomes more severe or real estate fundamentals deteriorate further, it may have a significant and adverse impact on our revenues, results from operations, financial condition, liquidity, overall business prospects and ultimately our ability to make distributions to our stockholders.

Recent market conditions and the risk of continued market deterioration have caused and may continue to cause the value of our debt related investments to be reduced.

The recent economic environment and credit market conditions have impacted the performance and value of the collateral securing our debt related investments. During 2011, we recognized provision losses of approximately $23.0 million related to two of our debt related investments due to our determination that there has been or it is probable that there will be a disruption of cash flows, in timing or amount and the resulting estimated discounted cash flows from our investments is less than our carrying value. If the economic or real estate environment were to worsen in the markets where the properties securing our debt related investments are located, we may see additional impairment of debt related investments as a result. Continued volatility in the fair value and operating performance of commercial real estate has made estimating cash flows from our debt related investments increasingly difficult, since such estimates are dependent upon our judgment regarding numerous factors, including, but not limited to, current and potential future refinancing availability, fluctuations in regional or local real estate values and fluctuations in regional or local rental or occupancy rates, real estate tax rates and other operating expenses.

We cannot assure our stockholders that we will not have to realize or record additional impairment charges, or experience disruptions in cash flows and/or permanent losses related to our debt related investments in future periods. In addition, to the extent that the recent volatile market conditions persist and/or deteriorate further, it would continue to adversely impact our ability to potentially sell these investments at a price and with terms acceptable to us or at all.

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

If mortgage debt is unavailable on reasonable terms as a result of increased interest rates, increased credit spreads, decreased liquidity or other factors, we may not be able to finance the initial purchase of properties. In addition, when we incur mortgage debt on properties, we run the risk of being unable to refinance such debt upon maturity, or of being unable to refinance on favorable terms. As of December 31, 2011, we had approximately $1.4 billion in aggregate outstanding mortgage notes, which had maturity dates ranging from February 2012 through December 2029. In 2012 and 2013, mortgage notes in the amount of approximately $343.8 million and $20.9 million, respectively, will mature unless we qualify and elect to exercise certain extension options related to $276.0 million and $20.9 million, respectively of the amounts maturing in 2012 and 2013. Subsequent to December 31, 2011, we renegotiated the terms of $21.3 million of the $67.8 million with no extension options that was due during 2012, and therefore that amount is no longer due prior to December 31, 2012.

If interest rates are higher or other financing terms, such as principal amortization, the need for a corporate guaranty, or other terms are not as favorable when we refinance debt or issue new debt, our income could be reduced. To the extent we are unable to refinance debt on reasonable terms, or at appropriate times or at all, we may be required to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by borrowing more money.

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

Currently, the Federal Deposit Insurance Corporation, or FDIC, generally, only insures amounts up to $250,000 per depositor per insured bank. Through its Transaction Account Guarantee Program, or TAGP, the FDIC also provides full deposit insurance coverage for non-interest bearing transaction accounts with participating institutions, regardless of dollar amount, through December 31, 2013.

A small proportion of our cash and cash equivalents, primarily those used to fund property-level working capital needs, are currently held in a combination of FDIC-insured and TAGP-insured bank accounts. The significant majority of our idle cash is currently invested in a combination of AAA-rated money market mutual funds, which in turn are primarily invested in short-term, high credit quality commercial paper, U.S. government funds and Treasury funds. If any of the financial institutions in which we have deposited funds ultimately fails, we would lose the amount of our deposits over the then current FDIC and TAGP insurance limits. The loss of our deposits could substantially reduce the amount of cash we have available to distribute or invest and would likely result in a decline in the value of your investment.

RISKS RELATED TO INVESTMENTS IN REAL PROPERTY

Real properties are illiquid investments, and we may be unable to adjust our portfolio in response to changes in economic or other conditions or sell a property if or when we decide to do so.

Real properties are illiquid investments and we may be unable to adjust our portfolio in response to changes in economic or other conditions. In addition, the real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell our real property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a real property. In addition, we may acquire real properties that are subject to contractual “lock-out” provisions that could restrict our ability to dispose of the real property for a period of time.

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

Our revenues from our real property investments are dependent on our ability to lease our real properties and the creditworthiness of our tenants and would be adversely affected by the loss of or default by one or more significant lessees. As of December 31, 2011, 50 of our 96 operating real properties, or approximately 60% of our total gross investment amount in real properties, were occupied by single tenants. Furthermore, certain of our assets may utilize leases with payments directly related to tenant sales, where the amount of rent that we charge a tenant is calculated as a percentage of such tenant’s revenues over a fixed period of time, and a reduction in sales can reduce the amount of the lease payments required to be made to us by tenants leasing space in such assets. The success of those real properties depends on the financial stability of the respective tenants. The financial results of our tenants can depend on several factors, including but not limited to the general business environment, interest rates, inflation, the availability of credit, taxation and overall consumer confidence. The recent economic downturn has, and may continue to, impact all of these factors, some to a greater degree than others.

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

If indicators of impairment exist in any of our real properties, for example, we experience negative operating trends such as prolonged vacancies or operating losses, we may not recover some or all of our investment. For example, during 2011, we recognized real property impairment losses of approximately $23.5 million on one of our real properties due to our determination that our estimate of undiscounted cash flows from our investment was less than our carrying value. There can be no assurance that any of this loss can be recovered, and we may record additional impairments in future periods.

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

If the market for commercial real estate experiences increased vacancy rates, particularly in certain large metropolitan areas, it could result in lower revenues for us.

Over the past few years, the global economic downturn has negatively impacted the commercial real estate market in the U.S., particularly in certain large metropolitan areas, and has resulted in, among other things, increased tenant defaults under leases, generally lower demand for rentable space, and an oversupply of rentable space, all of which could lead to increased concessions, tenant improvement expenditures or reduced rental rates to maintain occupancies. We believe that the risks associated with our business could be more severe if the economy deteriorated further or if commercial real estate values continued to decline. Our revenues will decline and our ability to pay distributions will be negatively impacted if our commercial properties experience higher vacancy rates or decline in value.

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

Adverse economic and other conditions in the regions where our assets are located may have a significant adverse impact on our financial results.

Our properties in California, Massachusetts, New Jersey, and Texas accounted for approximately 16%, 16%, 15%, and 11%, respectively, of our total gross investments of our real property portfolio as of December 31, 2011. A deterioration of general economic or other relevant conditions, changes in governmental laws and regulations, acts of nature, demographics or other factors in any of those states or the geographical region in which they are located could result in the loss of a tenant, a decrease in the demand for our properties and a decrease in our revenues from those markets, which in turn may have a disproportionate and material adverse effect on our results of operations and financial condition. In addition, some of these investments are located in areas that are more susceptible to natural disasters, and therefore, our tenants and properties are particularly susceptible to revenue loss, cost increase or damage caused by earthquakes or other severe weather conditions or natural disasters. Any significant loss due to a natural disaster may not be covered by insurance and may lead to an increase in the cost of insurance and expenses for our tenants, or could limit the future availability of such insurance, which could limit our tenants’ ability to satisfy their obligations to us.

In addition, our results of operations depend substantially on our ability to lease the areas available in the assets that we own as well as the price at which we lease such space. Adverse conditions in the regions and specific markets where we operate may reduce our ability to lease our properties, reduce occupancy levels, restrict our ability to increase lease prices and force us to lower lease prices and/or offer tenant incentives. Should our assets fail to generate sufficient revenues for us to meet our obligations, our financial condition and results of operations, as well as our ability to make distributions, could be adversely affected.

Properties that have significant vacancies, especially value-add or other types of discounted real estate assets, may experience delays in leasing up or could be difficult to sell, which could diminish our return on these properties and the return on your investment.

Our investments in value-add properties or other types of discounted properties may have significant vacancies at the time of acquisition. If vacancies continued for a prolonged period of time beyond the expected lease-up stage that we anticipate will follow any redevelopment or repositioning efforts, we may suffer reduced revenues, resulting in less cash available for distributions to our stockholders. In addition, the resale value of the property could be diminished because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction on the resale value of a property could also reduce the return on your investment.

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

We depend on the availability of public utilities and services, especially for water and electric power. Any reduction, interruption or cancellation of these services may adversely affect us.

Public utilities, especially those that provide water and electric power, are fundamental for the sound operation of our assets. The delayed delivery or any material reduction or prolonged interruption of these services could allow certain tenants to terminate their leases or result in an increase in our costs, as we may be forced to use backup generators, which also could be insufficient to fully operate our facilities and could result in our inability to provide services. Accordingly, any interruption or limitation in the provision of these essential services may adversely affect us.

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

We invest in mezzanine loans and B-notes that substantially take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior mortgage loans secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan in whole or in part. In addition, there may be significant delays and costs associated with the process of foreclosing on collateral securing or supporting these investments. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal. Further, even if we are successful in foreclosing on the equity interests serving as collateral for our mezzanine loans, such foreclosure will result in us inheriting all of the liabilities of the underlying mortgage borrower, including the senior mortgage on the applicable property. This may result in both increased costs to us and a negative impact on our overall debt covenants and occupancy levels. In many cases a significant restructuring of the senior mortgage may be required in order for us to be willing to retain longer term ownership of the property. If we are unsuccessful in restructuring the underlying mortgage debt in these scenarios, the mortgage lender ultimately may foreclose on the property causing us to lose any remaining investment.

For example, during 2011, we recognized provision losses of approximately $23.0 million on two of our debt related investments due to our determination that there has been or it is probable that there will be a disruption of cash flows, in timing or amount, and the resulting estimated discounted cash flows from our investment was less than our carrying value. There can be no assurance that any of this loss can be recovered.

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

We have financed and may continue to finance a portion of the purchase price of certain of our investments in real properties and debt related investments by borrowing funds. As of December 31, 2011, we had approximately $1.5 billion in aggregate outstanding borrowings. Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of the value of our net assets unless approved by a majority of independent directors and disclosed to stockholders in our next quarterly report along with justification for the excess. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our real property assets and debt related investments before non-cash reserves and depreciation. In addition, we have incurred and may continue to incur mortgage debt secured by some or all of our real properties to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow funds if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

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

As of December 31, 2011, we had approximately $401.3 million of variable rate debt outstanding, net of repayments, for which increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our real property or debt related investments at times, which may not permit realization of the maximum return on such investments.

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

We cannot assure our stockholders that our hedging strategy and the derivatives that we use will adequately offset all of our risk related to interest rate volatility or that our hedging of these risks will not result in losses. These derivative instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income tests. For additional discussion of our hedging program and the related impact on our results of operations, see Note 6 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

We have entered into loan agreements that contain restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender typically imposes restrictions on us that may affect our distribution and operating policies and our ability to incur additional debt. Our loan agreements include restrictions, covenants, customary market carve-outs and/or guarantees by us. Certain financial covenants include tests of our general liquidity and debt servicing capability as well as certain collateral specific performance and valuation ratios. Specifically, we are required by certain of our borrowing arrangements to maintain the following financial covenants: (i) an interest coverage ratio of 1.75 to 1.00 or higher, (ii) a fixed charge coverage ratio of 1.60 to 1.00 or higher, (iii) a leverage ratio not to exceed 65%, (iv) a minimum liquidity of $10.0 million, (v) a minimum tangible net worth of $950.0 million, and (vi) a debt yield ratio requiring 11% or higher yield on total indebtedness. In addition, our loan agreements may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, or replace the Advisor as our advisor. Further, our loan agreements may limit our ability to replace the property manager or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives and make distributions to our stockholders. There can be no assurance that we will be able to comply with these covenants in the future, or that if we violate a covenant the lender would be willing to provide a waiver of such covenant. Violation of these covenants could result in the acceleration of maturities under the default provisions of our loan agreements. As of December 31, 2011, we were in compliance with all financial covenants.

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

Our ability to make distributions and achieve our investment objectives is dependent upon the performance of our Advisor in the acquisition, disposition and management of real properties, and debt related investments, the selection of tenants for our real properties, the determination of any financing arrangements and other factors. In addition, our success depends to a significant degree upon the continued contributions of certain of our Advisor’s key personnel, including Guy M. Arnold, John A. Blumberg, Andrea L. Karp, Austin W. Lehr, Lainie P. Minnick, Gregory M. Moran, James R. Mulvihill, Gary M. Reiff, M. Kirk Scott, Joshua J. Widoff, and Evan H. Zucker, each of whom would be difficult to replace. We currently do not have, nor do we expect to obtain key man life insurance on any of our Advisor’s key personnel. If our Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.

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

All of our Advisor’s management personnel, other employees, affiliates and related parties may also provide services to other affiliated entities of our Advisor, including, but not limited to, Industrial Income Trust Inc. (“IIT”), Fundcore Institutional Income Trust Inc. and one or more additional debt funds that an affiliate of our

Advisor, Fundcore Finance Group LLC, may form and/or advise, the primary purpose of which will be to originate debt secured by commercial real estate (which, together with Fundcore Institutional Income Trust Inc., we refer to herein collectively as the “FundCore Funds”). We are not able to estimate the amount of time that such management personnel and product specialists will devote to our business. As a result, certain of our Advisor’s management personnel and product specialists may have conflicts of interest in allocating their time between our business and their other activities which may include advising and managing various other real estate programs and ventures, which may be numerous and may change as programs are closed or new programs are formed. During times of significant activity in other programs and ventures, the time they devote to our business may decline and be less than we would require. There can be no assurance that our Advisor’s affiliates will devote adequate time to our business activities or that our Advisor will be able to hire adequate additional employees to perform the tasks currently being performed by our Advisor’s affiliates should the amount of time devoted to our business activities by such affiliates prove to be insufficient.

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

The fees we pay to affiliates in connection with our offerings of securities and in connection with the acquisition and management of our investments were not determined on an arm’s length basis, and therefore, we do not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

Our Advisor, our former Dealer Manager and other affiliates have earned and will continue to earn fees, commissions and expense reimbursements from us. The fees, commissions and expense reimbursements paid to our Advisor, our former Dealer Manager and other affiliates for services they provided us were not determined on an arm’s length basis. As a result, the fees have been determined without the benefit of arm’s length negotiations of the type normally conducted between unrelated parties. See Note 12 to our financial statements in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional detail of the fees we pay to affiliates.

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

We may also compete with other Dividend Capital affiliated entities for opportunities to acquire, finance or sell certain types of debt related investments. FundCore LLC acts as one of our Advisor’s product specialists with respect to our investments in certain debt related investments, and may independently or on behalf of itself or other funds originate or acquire debt related investments.

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

RISKS RELATED TO OUR GENERAL BUSINESS OPERATIONS AND OUR CORPORATE STRUCTURE

Our board of directors determined an estimated value per share of our common stock to assist broker-dealers in complying with applicable rules of the Financial Industry Regulatory Authority (“FINRA”); however, such value is only an estimate and may not reflect the value a stockholder would receive for our shares under various circumstances.

Our board of directors determined an estimated value per share of our common stock as of March 11, 2011 of $8.45. We provided such estimated value per share to assist broker-dealers in complying with applicable rules of FINRA with respect to customer account statements. In February 2009, FINRA issued a regulatory notice stating that broker-dealers that sell shares of non-traded REITs may no longer use the offering price, or “par value,” of shares on a customer account statement more than 18 months following the conclusion of an offering.

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

•	a stockholder would be able to realize the estimated share value if such stockholder attempts to sell his or her shares;

•	a stockholder would ultimately realize distributions per share equal to the estimated value per share upon liquidation of assets and settlement of liabilities of the Company or a sale of the Company;

•	shares of the Company’s common stock would trade at the estimated value per share on a national securities exchange;

•	a third party would offer the estimated value per share in an arms-length transaction to purchase all or substantially all of the shares of the Company’s common stock; or

•	the methodologies used to estimate the value per share would be acceptable to FINRA; or

•

the methodologies used to estimate the value per share would satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code of 1986, as amended (the “Code”) with respect to employee benefit plans subject to the ERISA and other retirement plans or accounts subject to Section 4975 of the Code that are investing in our shares.

Further, the estimated value per share was calculated as of a moment in time, and, although the value of our shares will fluctuate over time as a result of, among other things, developments related to individual assets and changes in the real estate and capital markets and changes in corporate policies such as our dividend level relative to earnings, we do not undertake to update the estimated value per share on a regular basis. As a result, stockholders should not rely on the estimated value per share as being an accurate measure of the then-current value of our shares of common stock in making an investment decision, including, without limitation, whether to tender shares for redemption under our share redemption program or reinvest distributions by participating in our Dividend Reinvestment Plan (the “DRIP Plan”). For more information on the estimated value per share and the methodology we used to calculate it, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K.

When we arrive at a new estimated value per share of our common stock or an NAV per share, the new price may be less than our latest estimated value of $8.45 per share; the actual value of shares that we sell pursuant to our DRIP Plan, may be less than $8.45 per share.

Under our DRIP Plan shares may be purchased by our stockholders for $8.45 per share. The $8.45 per share price is, as described above, the estimated value per share disclosed to assist broker-dealers in complying with applicable rules of FINRA with respect to customer account statements and, for the reasons described above, may not represent an accurate current value of our shares. In particular, we note that the $8.45 per share estimate was determined in March 2011 and that we have not undertaken to update the estimated value per share. This estimate represents an estimate of the value of our common stock as of the date it was announced but may no longer be an accurate estimate of such value. We currently expect our board of directors to approve a new estimated value per share or begin to compute our daily net asset value (“NAV”) no later than in September 2012. We may approve an NAV per share as early as the second quarter of 2012 in connection with a registration statement we recently filed to offer equity securities in a new primary offering (the “Proposed NAV Offering”). Such offering is subject to regulatory and other conditions and may not occur. However, if this offering does occur, we contemplate selling three new classes of common stock at prices based on their daily NAVs, which will be calculated on a daily basis pursuant to valuation procedures adopted by our board of directors. In connection with this offering, we would also amend the DRIP Plan to sell our shares under the plan at their daily NAV.

When we arrive at a new estimated value per share of our common stock or an NAV per share, whether in connection with the Proposed NAV Offering or otherwise, we expect to sell shares of our common stock in the DRIP Plan at the new estimated value or NAV per share. This new price may be less than our latest estimated value of $8.45 per share. If we commence the Proposed NAV Offering, we would expect our NAV to be lower than our latest estimated value of $8.45 per share because our methodology for calculating NAV is expected to be based on an appraisal of our assets and may include only a portion of the enterprise value which contributed to our current estimated value per share. For this reason, and because of the limitations inherent in any estimated value of our common stock as described above, if you purchase shares of our common stock pursuant to the DRIP Plan at $8.45 per share, the actual value of the shares may be less.

The actual value of shares that we repurchase pursuant to our share redemption program may be less than the amount that we pay.

We have repurchased shares pursuant to our share redemption program for $8.45 per share since our board approved an estimated value per share of $8.45 in March 2011, and we expect to continue to do so until we arrive at a new estimated value per share of our common stock or an NAV per share. Because of the limitations inherent in any estimated value of our common stock as described above, when we repurchase shares of our common stock pursuant to our share redemption program, the actual value of the shares that we repurchase may be less and the repurchase may be dilutive to our remaining stockholders.

Because the offering price in our DRIP Plan exceeds our net tangible book value per share, investors in our DRIP Plan will experience immediate dilution in the net tangible book value of their shares.

We are currently offering shares in our DRIP Plan at $8.45 per share, which amount exceeds our net tangible book value per share. Our net tangible book value per share is a rough approximation of value calculated as total book value of our assets (exclusive of certain intangible items which include our net lease intangibles (both assets and liabilities), deferred financing costs and deferred lease revenues) minus total liabilities, divided by the total number of shares of common stock outstanding. It assumes that the value of real estate assets diminishes predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. For example, if our assets have appreciated in value since acquisition, or depreciated in a manner that is different than GAAP straight-line depreciation, our net tangible book value would not reflect this. Our net tangible book value reflects dilution in the value of our common stock from our primary public offerings and DRIP Plan issue prices as a result of (i) operating losses, which reflect accumulated depreciation and amortization and impairments of real estate investments as well as the fees and expenses paid to our advisor and its affiliates in connection with the selection, acquisition, management and sale of our investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our public offerings, including selling commissions and marketing fees re-allowed by our dealer manager to participating broker dealers. As of December 31, 2011, our net tangible book value per share was $3.52, which is net of intangible lease assets and liabilities of $1.30 per share and accumulated depreciation of $1.82 per share.

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

In addition, if we commence the Proposed NAV Offering (which is subject to regulatory and other conditions and may not occur), in which we would offer three new classes of stock and seek to enhance liquidity through an amended share redemption program, we would expect to become a perpetual-life REIT.

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

We may continue to have difficulty funding our distributions with funds provided by our operations.

To date, all of our distributions have been funded through a combination of both our operations and borrowings and we expect that over the near-term our distributions will be funded in the same manner. Our long-term strategy is to fund the payment of quarterly distributions to our stockholders entirely from our operations over time. However, if we are unsuccessful in investing the capital we raise on an effective and efficient basis, we may be required to continue to fund our quarterly distributions to our stockholders from a combination of our operations and financing activities. Using certain of these sources may result in a liability to us, which would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for new investments, repayment of debt, share redemptions and other corporate purposes, and potentially reduce your overall return and adversely impact and dilute the value of your investment in shares of our common stock. We may pay distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds.

In particular, in connection with the Proposed NAV Offering (which is subject to regulatory and other conditions and may not occur), we are likely to lower our distribution rate to a level that would allow us to retain more earnings in an effort to promote longer term NAV growth and therefore be more appropriate for a perpetual-life REIT.

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

Our common stock may be redeemed on a quarterly basis. However, our share redemption program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can redeem at any given time. Specifically, we presently intend to limit the number of shares to be redeemed during any calendar quarter to the lesser of (i) one-quarter of five percent of the number of shares of common stock outstanding as of the date that is 12-months prior to the end of the current quarter, and (ii) the aggregate number of shares sold pursuant to the DRIP Plan in the immediately preceding quarter, which amount may be less than the Aggregate Redemption Cap (as defined below). The lesser of the preceding limitations is referred to herein as the “Quarterly Redemption Cap.” Our board of directors retains the right, but is not obligated to, redeem additional shares if, in its sole discretion, it determines that it is in our best interest to do so, provided that we will not redeem, during any consecutive 12-month period, more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period (referred to herein as the “Aggregate Redemption Cap”, and together with the Quarterly Redemption Cap, the “Redemption Caps”), unless permitted to do so by applicable regulatory authorities. Our board of directors may also determine to further limit redemptions of our common stock where funds are needed for other business purposes. Our redemption of operating partnership units (“OP Units”) for cash pursuant to the Operating Partnership Agreement will further limit the funds we have available to redeem shares of our common stock pursuant to our share redemption program. In addition, the board of directors reserves the right to reject any redemption request for any reason, or to amend or terminate the share redemption program at any time. Therefore, our stockholders may not have the opportunity to make a redemption request prior to a potential termination of the share redemption program and/or may not be able to sell any of their shares of common stock back to us pursuant to our share redemption program. Any amendment, suspension or termination of our share redemption program will not affect the rights of holders of OP Units to cause us to redeem their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both pursuant to the Operating Partnership Agreement.

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

During the first, second, third and fourth quarters of 2011, we received requests to redeem approximately 11.7 million, 10.0 million, 11.2 million and 11.4 million shares of common stock, respectively, which exceeded our first, second, third and fourth quarter 2011 Redemption Caps of approximately 758,000, 890,000, 1.0 million and 826,000 shares of common stock, respectively. Based on application of the Redemption Caps, we redeemed, on a pro rata basis, approximately 6%, 9%, 9% and 7%, respectively, of the shares each stockholder requested to be redeemed for the first, second, third and fourth quarters of 2011, respectively.

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

The Operating Partnership, through DCTRT Leasing Corp., a wholly owned subsidiary, offered undivided tenancy-in-common interests in real properties and beneficial interests in specific Delaware statutory trusts (collectively referred to as “fractional interests”), to accredited investors in private placements exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These fractional interests may have served as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. All of the fractional interests sold to investors pursuant to such private placements are or were 100% master leased by the Operating Partnership or a wholly owned subsidiary thereof, as applicable. Additionally, the Operating Partnership was given a purchase option giving it the right, but not the obligation, to acquire these fractional interests from the investors at a later time in exchange for OP Units (under a prior program administered by the Operating Partnership, such options were granted in the lease itself, and the Operating Partnership continues to hold these options as well). Investors who acquired fractional interests pursuant to such private placements may have done so seeking certain tax benefits that depend on the interpretation of, and compliance with, extremely technical tax laws and regulations. As the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of such transactions, including in the event an investor fails to qualify for any desired tax benefits.

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

The holders of OP Units (other than us and the holder of the Special Units) generally have the right to cause the Operating Partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both. Our election to redeem OP Units for cash will reduce funds available to honor our stockholders’ redemption requests under our share redemption program.

Maryland law and our organizational documents limit our stockholders’ right to bring claims against our officers and directors.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify our directors, our officers, our Advisor and its affiliates for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Moreover, we have entered into separate indemnification agreements with each of our independent directors and executive officers. As a result, we and our stockholders have more limited rights against these persons than might otherwise exist under common law. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter does provide that we may not indemnify our directors, our Advisor and its affiliates for any liability or loss suffered by them unless they have determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by our non-independent directors, our Advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification is recoverable only out of our net assets and not from the stockholders.

Your interest will be diluted if we or the Operating Partnership issue additional securities.

Our stockholders do not have preemptive rights to any shares issued by us in the future. Our charter authorizes us to issue 1,200,000,000 shares of capital stock, of which 1,000,000,000 shares of capital stock are designated as common stock and 200,000,000 shares of capital stock are designated as preferred stock. Our board of directors may amend our charter to increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. Investors in our common stock will likely experience dilution of their equity investment in us as a result of our distribution reinvestment plan. Investors will also experience dilution if we issue securities in one or more other public or private offerings, issue equity compensation pursuant to our Equity Incentive Plan, issue shares to the Advisor in lieu of cash payments or reimbursements under the Advisory Agreement, or redeem OP Units for shares of common stock. In addition, we may in the future cause the Operating Partnership to issue a substantial number of additional OP Units in order to raise capital, acquire properties, or consummate a merger, business combination or another significant transaction. OP Units may generally be converted into shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Ultimately, any additional issuance by us of equity securities or by the Operating Partnership of OP Units will dilute your indirect interest in the Operating Partnership, through which we own all of our interests in our investments.

We may issue preferred stock, which issuance could adversely affect those stockholders who purchased shares of our common stock in our public offerings.

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

To maintain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. We are subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (i) 85% of our ordinary income, (ii) 95% of our capital gain net income and (iii) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds or sell assets to fund these distributions. Additionally, it is possible that we might not always be able to make distributions sufficient to meet the annual distribution requirements and to avoid corporate income taxation on the earnings that we distribute.

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

We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.

We may acquire debt instruments in the secondary market for less than their face amount. The amount of such discount will generally be treated as “market discount” for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made, unless we elect to include accrued market discount in income as it accrues. Principal payments on certain loans are made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.

Similarly, some of the debt instruments that we acquire may have been issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such debt instruments will be made. If such debt instrument turns out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectability is provable. Finally, in the event that any debt instruments acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular debt instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, we may be required to accrue interest income with respect to subordinate debt instruments at their stated rate regardless of whether corresponding cash payments are received or are ultimately collectable. In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter.

The REIT gross income testing rules create a further risk if we acquire loans on the secondary market. Specifically, the interest apportionment rules applicable to REITs generally provide that, if such an acquired mortgage is secured by both real property and other property, a REIT is required to apportion its annual interest income to the real property security based on a fraction, the numerator of which is the value of the real property securing the loan, determined when the REIT commits to acquire the loan, and the denominator of which is the highest “principal amount” of the loan during the year. The IRS recently issued Revenue Procedure 2011-16, which interprets the “principal amount” of the loan to be the face amount of the loan, despite the Code requiring taxpayers to treat any market discount, that is the difference between the purchase price of the loan and its face amount, for all purposes (other than certain withholding and information reporting purposes) as interest rather than principal.

If the IRS were to assert successfully any of our mortgage loans (or similar obligations) we have acquired on the secondary market were secured by property other than real estate, the interest apportionment rules applied for purposes of our REIT testing, and that the position taken in IRS Revenue Procedure 2011-16 should be applied to our portfolio, then depending upon the value of the real property securing our mortgage loans and their face amount, and the sources of our gross income generally, we may fail to meet the 75% REIT gross income test discussed under “Federal Income Tax Considerations—Operational Requirements—Gross Income Tests.” If we do not meet this test, we could potentially lose our REIT qualification or be required to pay a penalty to the IRS.

To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.

To qualify as a REIT, we generally must distribute annually to our stockholders a minimum of 90% of our net taxable income excluding capital gains. We will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our REIT taxable income each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our redemption program will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

We may purchase real properties and lease them back to the sellers of such properties. If we were to attempt to structure a sale-leaseback transaction such that the lease would be characterized as a “true lease” that would allow us to be treated as the owner of the property for federal income tax purposes, we cannot assure our stockholders that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or the

“income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year.

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

If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.

We may be subject to taxes on our income or property even if we qualify as a REIT for federal income tax purposes, including those described below.

•

In order to qualify as a REIT, we are required to distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction or net capital gain) to our stockholders. If we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to corporate income tax on the undistributed income.

•

We will be required to pay a 4% nondeductible excise tax on the amount, if any, by which the distributions we make to our stockholders in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years.

•

If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we will be required to pay a tax on that income at the highest corporate income tax rate.

•

Any gain we recognize on the sale of a property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, would be subject to the 100% “prohibited transaction” tax unless the sale qualified for a statutory safe harbor that requires, among other things, a two year holding period.

Our board of directors is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.

Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is not in our best interest to qualify as a REIT. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.

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

The stock ownership limit imposed by the Code for REITs and our charter may restrict our business combination opportunities.

To maintain our status as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after our first year in which we qualify as a REIT. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless an exemption is granted by our board of directors, no person (as defined to include entities) may own more than 9.8% in value of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of our common stock following the completion of our public offerings. In addition, our charter will generally prohibit beneficial or constructive ownership of shares of our capital stock by any person who owns, actually or constructively, an interest in any of our tenants that would cause us to own, actually or constructively, more than a 9.9% interest in any of our tenants. Our board of directors may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine. These ownership limitations in our charter are common in REIT charters and are intended, among other purposes, to assist us in complying with the tax law requirements and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

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

In addition, the Code provides a safe harbor that, if met, allows us to avoid being treated as engaged in a prohibited transaction. In order to meet the safe harbor, (i) we must have held the property for at least 2 years (and, in the case of property which consists of land or improvements not acquired through foreclosure, we must have held the property for 2 years for the production of rental income), (ii) we must not have made aggregate expenditures includible in the basis of the property during the 2-year period preceding the date of sale that exceed 30% of the net selling price of the property, and (iii) during the taxable year the property is disposed of, we must not have made more than 7 property sales or, alternatively, the aggregate adjusted basis or fair market value of all the properties sold by us during the taxable year must not exceed 10% of the aggregate adjusted basis or 10% of the fair market value, respectively, of all our assets as of the beginning of the taxable year. If the 7 sale limitation in (iii) above is not satisfied, substantially all of the marketing and development expenditures with respect to the property must be made through an independent contractor from whom we do not derive or receive any income. For sales on or prior to July 30, 2008, the 2-year periods referenced in (i) and (ii) above were 4 years, and the 10% fair market value test described in the alternative in (iii) above did not apply. We will endeavor to avoid engaging in prohibited transactions or we will attempt to comply with the safe harbor provisions. There is no assurance, however, that the REIT will not engage in prohibited transactions.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

The IRS has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a pass-through entity will be treated by the IRS as a real estate asset for purposes of the REIT tests, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. To the extent that any mezzanine loans in which we invest do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, there can be no assurance that the IRS will not challenge the tax treatment of such loans, which could jeopardize our ability to qualify as a REIT.

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

The Internal Revenue Service could recharacterize transactions under the Operating Partnership’s private placements such that the Operating Partnership could be treated as the bona fide owner, for tax purposes, of properties acquired and resold by the entity established to facilitate the transaction. Such recharacterization could result in the income realized on these transactions by the Operating Partnership being treated as gain on the sale of property that is held as inventory or otherwise held primarily for the sale to customers in the ordinary course of business. In such event, such gain could constitute income from a prohibited transaction and might be subject to a 100% tax. If this occurs, our ability to pay cash distributions to our stockholders will be adversely affected.

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

Foreign investors may be subject to FIRPTA on the sale of common shares if we are unable to qualify as a “domestically controlled qualified investment entity.”

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA, on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled qualified investment entity” (as defined in section 897(h)(4)(B) of the Code). A domestically controlled qualified investment entity includes a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. We cannot assure our stockholders that we will qualify as a domestically controlled qualified investment entity. If we were to fail to so qualify, gain realized by a foreign investor on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock. Regardless of our status as a domestically controlled qualified investment entity, capital gain distributions attributable to a disposition of a U.S. real property interest will be subject to tax under FIRPTA in the hands of non-U.S. investors.

INVESTMENT COMPANY RISKS

Avoiding registration as an investment company imposes limits on our operations, and failure to avoid registration reduces the value of your investment.

We conduct our operations so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended, which we refer to as the “Investment Company Act.” To do so, we will have to continue to monitor the value of our securities in comparison with the value of our other assets and make sure that the value of our securities does not exceed 40% of the value of all of our assets on an unconsolidated basis. As a result, we may be unable to sell assets we would otherwise want to sell and may be unable to purchase securities we would otherwise want to purchase.

If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

Registration with the Commission as an investment company would be costly, would subject our company to a host of complex regulations, and would divert the attention of management from the conduct of our business.

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

RETIREMENT PLAN RISKS

If you fail to meet the fiduciary and other standards under the Employee Retirement Income Security Act of 1974, as Amended, or “ERISA,” or the Code as a result of an investment in our stock, you could be subject to criminal and civil penalties.

There are special considerations that apply to employee benefit plans subject to ERISA (such as profit-sharing, section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Code (such as an IRA) that are investing in our shares. If you are investing the assets of such a plan or account in our common stock, you should satisfy yourself that:

•	your investment is consistent with your fiduciary and other obligations under ERISA and the Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s or account’s investment policy;

•	your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;

•	your investment in our shares, for which no trading market may exist, is consistent with the liquidity needs of the plan or IRA;

•	your investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;

•	you will be able to comply with the requirements under ERISA and the Code to value the assets of the plan or IRA annually; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

With respect to the annual valuation requirements described above, we will provide an estimated value for our shares annually. We can make no claim whether such estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities – Market Information” of this Annual Report on Form 10-K.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Code may result in the imposition of civil and criminal penalties, and can subject the fiduciary to claims for damages or for equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. Additionally, the investment transaction may have to be undone. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our shares.

If our assets are deemed to be plan assets, the Advisor and we may be exposed to liabilities under Title I of ERISA and the Code.

In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if the Advisor or we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected. Prior to making an investment in us, you should consult with your legal and other advisors concerning the impact of ERISA and the Code on your investment and our performance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2011, we held the majority ownership in 96 real properties, all of which were operating properties. The properties are located in 30 distinct geographical markets throughout the United States and comprise approximately 18.2 million net rentable square feet. As of December 31, 2011, our operating properties were subject to mortgage notes with an aggregate principal amount outstanding of approximately $1.4 billion. For additional discussion of our borrowings, see Note 5 to our financial statements beginning on page F-1of this Annual Report on Form 10-K.

Geographic Distribution

The following map describes the geographic distribution and types of our 96 operating properties by market as of December 31, 2011.

The following table describes our 96 operating properties, by market, which are presented on a consolidated basis for purposes of financial reporting as of December 31, 2011 (dollar amounts and square footage amounts in thousands).

Market	Number of Properties	Gross Investment Amount (1)	Net Rentable Square Feet	Secured Indebtedness (2)	% of Gross Investment Amount	% of Total Net Rentable Square Feet	% Leased (3)
Office Properties:
Washington, DC	3	$281,200	878	$140,583	10.3%	4.8%	99.6%
Northern New Jersey	2	248,212	807	140,112	9.1%	4.4%	100.0%
Dallas, TX	6	161,458	1,237	94,053	5.9%	6.8%	94.9%
Los Angeles, CA	4	153,781	557	57,454	5.6%	3.1%	100.0%
East Bay, CA	2	151,254	465	73,762	5.6%	2.6%	100.0%
Denver, CO	3	115,236	528	62,800	4.2%	2.9%	100.0%
Silicon Valley, CA	4	114,696	800	92,365	4.2%	4.4%	52.5%
Chicago, IL	3	56,940	402	38,996	2.1%	2.2%	84.6%
Princeton, NJ	1	51,131	167	35,000	1.9%	0.9%	100.0%
Miami, FL	1	48,182	240	22,860	1.8%	1.3%	100.0%
Austin, TX	1	44,978	156	21,102	1.7%	0.9%	100.0%
Philadelphia, PA	1	38,345	173	24,000	1.4%	1.0%	84.2%
Minneapolis/St Paul, MN	1	29,403	107	14,621	1.1%	0.6%	100.0%
Little Rock, AR	1	21,813	102	13,650	0.8%	0.6%	100.0%
New England	1	19,114	132	10,451	0.7%	0.7%	100.0%
Fayetteville, AR	1	11,695	63	-	0.4%	0.3%	100.0%

Total/Weighted Average	35	1,547,438	6,814	841,809	56.8%	37.5%	92.1%
Industrial Properties:
Central PA	3	70,594	1,110	40,724	2.6%	6.1%	96.4%
Houston, TX	1	41,338	465	21,843	1.5%	2.6%	100.0%
Dallas, TX	2	37,515	646	23,000	1.4%	3.6%	87.3%
Minneapolis/St Paul, MN	3	34,864	472	15,777	1.3%	2.6%	100.0%
Chicago, IL	2	33,058	765	19,695	1.2%	4.2%	100.0%
Louisville, KY	5	31,631	900	11,892	1.2%	4.9%	100.0%
Atlanta, GA	2	29,986	616	5,280	1.1%	3.4%	100.0%
Central Kentucky	1	25,820	727	13,644	0.9%	4.0%	100.0%
Silicon Valley, CA	1	25,326	396	19,150	0.9%	2.2%	100.0%
Cleveland, OH	1	23,805	230	10,266	0.9%	1.3%	100.0%
Indianapolis, IN	1	22,045	475	12,000	0.8%	2.6%	100.0%
Columbus, OH	2	21,566	451	11,886	0.8%	2.5%	100.0%
Charlotte, NC	1	21,125	472	14,800	0.8%	2.6%	100.0%
Cincinnati, OH	2	19,854	349	9,048	0.7%	1.9%	81.1%
Philadelphia, PA	1	8,110	129	6,050	0.3%	0.7%	93.8%
Denver, CO	1	6,231	85	3,293	0.2%	0.5%	100.0%

Total/Weighted Average	29	452,868	8,288	238,348	16.6%	45.7%	97.6%
Retail Properties:
New England	26	438,379	1,950	175,515	16.0%	10.6%	94.1%
Philadelphia, PA	1	103,876	423	67,800	3.8%	2.2%	99.2%
Washington, DC	1	62,423	233	40,399	2.3%	1.3%	100.0%
Raleigh, NC	1	45,035	142	26,200	1.7%	0.8%	98.7%
San Antonio, TX	1	31,922	161	21,500	1.2%	0.9%	98.3%
Pittsburgh, PA	1	23,282	103	16,000	0.9%	0.6%	29.9%
Jacksonville, FL	1	19,461	73	-	0.7%	0.4%	54.4%

Total/Weighted Average	32	724,378	3,085	347,414	26.6%	16.8%	92.6%

Grand Total/Weighted Average	96	$2,724,684	18,187	$1,427,571	100.0%	100.0%	94.7%

(1)	“Gross Investment Amount” as used here and throughout this document represents the allocated gross basis of real property, inclusive of the effect of gross intangible lease liabilities totaling approximately $120.3 million and before accumulated depreciation and amortization of approximately $361.4 million as of December 31, 2011.

(2)	Includes mezzanine financing of approximately $26.5 million as of December 31, 2011 and does not include our GAAP mark-to-market adjustment of approximately $4.0 million.

(3)	Percentage leased is based on executed leases as of December 31, 2011.

Lease Expirations

As of December 31, 2011, the weighted average remaining term of our leases was approximately 8.1 years, based on contractual remaining base rent, and 5.0 years, based on leased square footage. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a schedule of expiring leases for our consolidated operating properties by annual minimum rents as of December 31, 2011.

Tenant Information

The following table describes our top ten tenants and their industry sectors as of December 31, 2011 (dollar and square footage amounts in thousands). See Note 2 to our financial statements, beginning on page F-1 of this Annual Report on Form 10-K for a schedule of our top tenants by annualized base rent as of December 31, 2011.

Tenant	Locations	Industry	Annualized Rental Revenue (1)	% of Total Annualized Rental Revenue	Square Feet	% of Total Portfolio Square Feet
Charles Schwab & Company, Inc.	1	Finance and Insurance	$22,299	10.7%	594	3.5%
Northrop Grumman, Inc.	2	Professional, Scientific and Technical Services	16,800	8.1%	699	4.1%
Sybase, Inc.	1	Information	15,500	7.4%	405	2.4%
The Stop & Shop Supermarket Company LLC	15	Retail Trade	13,450	6.5%	872	5.1%
DirecTV	1	Information	5,713	2.7%	257	1.5%
CEVA Freight, LLC	3	Transportation and Warehousing	4,931	2.4%	790	4.6%
Flextronics International USA, Inc.	2	Manufacturing	4,912	2.4%	614	3.6%
Novo Nordisk	1	Manufacturing	4,178	2.0%	167	1.0%
Nokia Siemens Networks US LLC	1	Information	3,821	1.8%	294	1.7%
Crawford and Company	1	Finance and Insurance	3,779	1.8%	240	1.4%

Total	28		$95,383	45.8%	4,932	28.9%

(1)	Annualized base rent represents the annualized monthly base rent of executed leases as of December 31, 2011.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no public market for shares of our common stock and we currently have no obligation or plans to apply for listing on any public trading market. In the future we may consider various forms of liquidity, each of which we refer to as a “Liquidity Event,” including but not limited to (i) listing our common stock on a national securities exchange (or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock); (ii) our sale or merger in a transaction that provides our stockholders with a combination of cash and/or securities of a publicly traded company; and (iii) sale of all or substantially all of our real property, debt related investments and real estate securities assets for cash or other consideration. There can be no assurance that we will effect a Liquidity Event. During the capital deployment phase of our company, we experienced generally lower transaction volume in the broader real estate market as a result of the dislocation that occurred during the recent recession. In light of those market conditions, we exercised caution in the deployment of capital which resulted in a slower pace of investments than originally anticipated at the inception of our company. During 2009 and, in particular, 2010, we were able to deploy most of our remaining capital; however, the delay in deploying our capital increased the chance that a Liquidity Event may in turn be delayed.

Estimated Value Per Share

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

Our board of directors established an estimated value per share of our common stock as of March 11, 2011 of $8.45. We provided the estimated value per share to assist broker-dealers in complying with FINRA 09-09. It is currently anticipated that the estimated value per share will be calculated at least every 18 months, but our board of directors may determine to update such estimate more frequently.

Methodology

In determining the estimated value per share, our board of directors relied upon information provided by the Advisor and by an independent third-party investment banking firm engaged by us, as well as the board’s experience with, and knowledge about, our real estate portfolio and debt obligations. The information considered by the board of directors included valuation methodologies that are commonly used in the commercial real estate industry, including, among others, a discounted cash flow analysis, which projects a range of the estimated future stream of cash flows reasonably likely to be generated by our portfolio of properties, and discounts the projected future cash flows to a present value. In addition, the board reviewed current, historical and projected capitalization rates for commercial properties similar to the properties owned by us, and the market prices of shares of publicly traded REITs with portfolios comparable to ours. The board also took into account the estimated value of our other assets and liabilities, including a reasonable estimate of the value of our debt obligations. However, the board did not consider certain other factors, such as a liquidity discount, because it did not believe such factors were appropriate or necessary under the circumstances. Additionally, the estimated share value (as defined in this context) may not be based on the same methodologies as the “estimated share value” or “net asset value” reported by similar real estate companies.

The methodology that accounted for the majority of the asset valuation was the discounted cash flow analysis of the real property portfolio. Certain other valuation methodologies, including those mentioned above, were used to validate the conclusions reached through such methodology. In connection with the valuation of our assets, we did consider “enterprise value,” to the following extent.

•

The size and composition of the portfolio was evaluated in light of the then current market environment in order to determine whether or not, in the board’s opinion, the commercial real estate market would warrant a premium for an assembled portfolio of like assets that may be difficult and costly to replicate on a one-off basis within a reasonable time frame or at all. This determination was made based upon a number of factors including discussions with market participants such as commercial real estate brokers who commonly sell similar assets and portfolios.

•

The potential change in our share value if such shares were listed on a national stock exchange (i.e. if such shares would likely trade at a discount or a premium to net asset value or “NAV”) was only considered in the context of evaluating the reasonableness of our final estimated value per share relative to comparable publicly traded REIT shares.

•

In determining the estimated value per share, we did not consider value associated with other intangibles such as a going concern, our rights under our Advisory Agreement or the likelihood of being able to secure the services of a management team long term.

In light of these considerations, it was concluded that an estimated enterprise value of approximately $212 million (compared to individual asset values) was appropriate and such amount was included in the overall estimate of share value as described below.

The following table summarizes the individual components used to estimate value of shares of our common stock and the per share amounts based on approximately 195.5 million shares, which was the number of shares outstanding (including potentially dilutive shares) as of March 11, 2011 (amounts in thousands except per share information).

	Estimated Value	Per Share
Real Properties	$2,860,192	$14.63
Debt Related Investments	220,216	1.13
Cash and Other Assets, net of Other Liabilities	37,228	0.19
Enterprise Value	212,490	1.09
Fair Value of Debt Obligations	(1,620,267)	(8.29)
Outside Investor’s Interests	(56,674)	(0.30)

Estimated per Share Value	$1,653,185	$8.45

Real Properties – The estimated value for our real properties was primarily determined using a discounted cash flow analysis. The estimated value of $2.9 billion compares to the purchase price of such assets of $2.7 billion, representing a cumulative 6% increase since acquisition. The key assumptions that were used in the discounted cash flow analysis are set forth in the following table based on weighted averages by property type.

	Retail	Office	Industrial	Weighted Average Basis
Exit capitalization rate	6.5%	7.3%	7.6%	7.1%
Discount rate/internal rate of return (“IRR”)	7.3%	7.9%	7.3%	7.7%
Annual market rent growth rate	2.8%	3.6%	2.8%	3.3%
Average holding period	9.4 Years	7.9 Years	8.1 Years	8.3 Years

A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, an increase in the weighted average annual discount rate/IRR and the exit capitalization rate of 0.25% would reduce the value of our real properties by approximately 3.5%.

Debt Investments – Performing whole loans were valued using estimated market interest rates at the time of the valuation and non-performing or subordinated loans were valued at their respective accounting basis, which was estimated to approximate fair value.

Cash and Other Assets, net of Other Liabilities – Cash, other tangible assets and liabilities were valued based on the amounts recorded for reporting purposes less estimated reserves for doubtful accounts, if any.

Fair Value of Debt Obligations – The value of our fixed rate debt obligations were estimated based on estimates of current interest rates for similar obligations and then were marked-to-market resulting in an decrease of approximately $23.3 million in the estimated value, before consideration of outside investors’ interests. The par value of our floating rate obligations were deemed to approximate fair value.

Outside Investor’s Interests – The value ascribed to outside investors such as our joint venture partners and certain assets that are held through fractional interests were estimated based on the same basis for determining values described above and then applying such outside investor’s ownership interest. In certain instances, our joint venture partners can earn a promoted interest in the underlying asset. Based on the estimated values of assets and liabilities, none of our joint venture partners would have been entitled to a promoted interest at the time of the valuation.

The third-party independent investment banking firm performed an independent analysis to determine its best estimate of the value of our common stock within a specified range. The firm did not, however, determine a value per share or recommend a value per share to our board. Rather, its report provided a range of reasonable values based upon its analysis. Its analysis involved several valuation methodologies but primarily consisted of an implied capitalization rate analysis, a discounted cash flow analysis and a FFO multiple analysis. Based on these methodologies, the third-party independent investment banking firm presented the board with a report containing a summary of the various methodologies used and key assumptions made and provided the related range of values on a per share basis. The estimated value per share determined by our board of $8.45 was consistent with the third-party report and within the range of values specified by such report.

Limitations of the Estimated Value per Share

As with any valuation methodology, the methodologies used to determine the estimated value per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated value per share, which could be significantly different from the estimated value per share determined by our board of directors. The estimated value per share determined by our board of directors does not represent the fair value of our assets less liabilities in accordance with U.S. generally accepted accounting principles, and such estimated value per share is not a representation, warranty or guarantee that (i) a stockholder would be able to realize the estimated share value if such stockholder attempts to sell his or her shares; (ii) a stockholder would ultimately realize distributions per share equal to the estimated value per share upon our liquidation or sale; (iii) shares of our common stock would trade at the estimated value per share on a national securities exchange; (iv) a third party would offer the estimated value per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock; or (v) the methodologies used to estimate the value per share would be acceptable to FINRA. In addition, we can make no claim as to whether the estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Code with respect to employee benefit plans subject to the ERISA and other retirement plans or accounts subject to Section 4975 of the Code that are investing in our shares.

Further, the estimated value per share was calculated as of a moment in time, and, although the value of our shares will fluctuate over time as a result of, among other things, developments related to individual assets, changes in the real estate and capital markets and changes in corporate policies such as our dividend level relative to earnings, we do not undertake to update the estimated value per share on a regular basis. As a result, stockholders should not rely on the estimated value per share as being an accurate measure of the then current value of our shares of common stock in making an investment decision, including whether to tender shares for redemption under our share redemption program or reinvest distributions by participating in the DRIP Plan.

In addition, we may conduct additional public offerings of our common stock at an offering price that may or may not be the same as the estimated value per share of our common stock prior to such public offering. In particular, we may begin calculating a daily NAV per share as early as the second quarter of 2012 in connection with a registration statement we recently filed to offer equity securities in a new primary offering (the “Proposed NAV Offering”). Such offering is subject to regulatory and other conditions and may not occur. However, if this offering does occur, we contemplate selling three new classes of common stock at prices based on their daily NAVs, which will be calculated on a daily basis pursuant to valuation procedures adopted by our board of directors. In connection with this offering, we would also calculate the daily NAV of our existing shares. If we commence the Proposed NAV Offering, our methodology for calculating NAV would be different from that used to calculate our latest estimated value per share. We would expect our NAV per share to be lower than our latest estimated value of $8.45 per share because our methodology for calculating NAV is expected to be based on an appraisal of our assets and may include only a portion of the enterprise value which contributed to our latest estimated value per share.

We commenced our initial public offering on January 27, 2006 and our follow-on public offering on January 22, 2008. As of the close of business on September 30, 2009, we terminated the primary portion of our follow-on public offering of shares of our common stock and ceased accepting new subscriptions to purchase shares of our common stock. However, we have offered and will continue to offer shares of common stock through the DRIP Plan. Pursuant to the DRIP Plan, we offer shares of our common stock at the estimated per share value of our common stock that we announced pursuant to our obligations under FINRA regulations, which is currently $8.45 per share.

Holders

As of March 16, 2012, we had approximately 183.5 million shares of our common stock outstanding held by a total of approximately 32,400 stockholders in connection with our public offerings. As of March 16, 2012, we had approximately 16.2 million OP Units outstanding issued to third parties in connection with our Operating Partnership’s private placement offerings.

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

We are required to make distributions sufficient to satisfy the requirements for qualification as a REIT for federal income tax purposes. Generally, income distributed will not be taxable to us under the Code if we distribute at least 90% of our taxable income each year (computed without regard to the dividends paid deduction and our net capital gain). In addition, if we fail to distribute during each calendar year at least the sum of (a) 85% of our ordinary income for such year, (b) 95% of our capital gain net income for such year, and (c) any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of the required distribution over the sum of (i) the amounts actually distributed by us, plus (ii) retained amounts on which we pay income tax at the corporate level. Distributions will be authorized at the discretion of the board of directors, in accordance with our earnings, cash flow and general financial condition. The board’s discretion will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. We are authorized to borrow money, issue new securities or sell assets in order to make distributions. There are no restrictions on the ability of the Operating Partnership to transfer funds to us. The following table sets forth the distributions that had been paid and/or declared by us for the years ended December 31, 2011 and 2010 and as of March 20, 2012 for the first quarter of 2012.

Quarter	Amount declared per Share/Unit (1)	Annualized Amount per Share / Unit (1)	Payment Date
2010
1st Quarter 2010	$0.1500	$0.60	April 15, 2010
2nd Quarter 2010	$0.1500	$0.60	July 15, 2010
3rd Quarter 2010	$0.1500	$0.60	October 15, 2010
4th Quarter 2010	$0.1500	$0.60	January 15, 2011
2011
1st Quarter 2011	$0.1500	$0.60	April 15, 2011
2nd Quarter 2011	$0.1500	$0.60	July 15, 2011
3rd Quarter 2011	$0.1500	$0.60	October 17, 2011
4th Quarter 2011	$0.1250	$0.50	January 17, 2012
2012
1st Quarter 2012 (2)	$0.1250	$0.50	April 16, 2012 (2)

(1)	Assumes share of common stock was owned for the entire quarter.

(2)	Our board of directors authorized a first quarter 2012 distribution of $0.125 per share of common stock, which will be payable to stockholders of record as of the close of business on each day during the period, from January 1, 2012 through and including March 31, 2012, prorated for the period of ownership. The payment date for such distribution is expected to be April 16, 2012.

The following table sets forth relationships between the amount of distributions declared and the amount reported as cash flow from operations in accordance with GAAP for the three and twelve months ended December 31, 2011 and 2010 (dollar amounts in thousands).

	For the Three Months Ended				For the Twelve Months Ended
	December 31, 2011	% of Total Distributions	December 31, 2010	% of Total Distributions	December 31, 2011	% of Total Distributions	December 31, 2010	% of Total Distributions
Distributions:
Paid in cash (1)	$16,873	65.1%	$18,393	60.8%	$73,045	62.9%	$67,858	57.3%
Common stock distributions reinvested in common shares	9,050	34.9%	11,844	39.2%	43,129	37.1%	50,648	42.7%

Total distributions	$25,923	100.0%	$30,237	100.0%	$116,174	100.0%	$118,506	100.0%

Sources of Distributions
Cash flow from operations (2)	$22,817	88.0%	$28,560	94.5%	$94,342	81.2%	$50,200	42.4%
Borrowings (3)	$3,106	12.0%	$1,677	5.5%	$21,832	18.8%	$68,306	57.6%

(1)	Distributions paid in cash include distributions declared for common stock and OP Units for the respective period, and all distributions made during the period to our joint venture partners that are noncontrolling interest holders.

(2)	Commencing on January 1, 2009, expenses associated with the acquisition of real property, including acquisition fees paid to our Advisor and gains or losses related to the change in fair value of contingent consideration related to the acquisition of real property, are recorded to earnings and as a deduction to our cash from operations. We incurred such acquisition-related expenses, net of other gains, of approximately $2,000 and $610,000 during the three and twelve months ended December 31, 2011, respectively, and $(895,000) and $18.2 million during the three and twelve months ended December 31, 2010, respectively.

(3)	For purposes of this table, we presented the amounts funded from borrowings by subtracting the amount reported for cash flow from operations in accordance with GAAP from the total amount of distributions declared for such period. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations” included in this Annual Report on Form 10-K for discussion of acquisition-related expenses, net of other gains, and its impact on our cash flow from operations.

NAREIT-Defined FFO and Company-Defined FFO are operating metrics and should not be used as liquidity measures. However, management believes the relationship between NAREIT-Defined FFO and Company-Defined FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. During the three and twelve months ended December 31, 2011, NAREIT-Defined FFO was approximately 19% and 56%, respectively, of our total distributions. During the three and twelve months ended December 31, 2010, NAREIT-Defined FFO was approximately 45% and 71%, respectively, of our total distributions. For a discussion of NAREIT-Defined FFO and Company-Defined FFO and their inherent limitations, see “How We Measure Our Performance” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations” included in this Annual Report on Form 10-K.

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

Pursuant to the DRIP Plan, we offer shares of our common stock at the estimated per share value of our common stock that we announced pursuant to our obligations under FINRA regulations, which is currently $8.45 per share. It is currently anticipated that we will calculate the estimated value per share used for these purposes at least every 18 months in accordance with the methodologies developed by us and our Advisor and approved by our board of directors. We will announce any price adjustment and the time period of its effectiveness as a part of our regular communications with stockholders. The estimated value per share will be measured as of a moment in time and we do not undertake to update such value on a regular basis. As a result, stockholders should not rely on the estimated value per share as being an accurate measure of the then-current value of our common stock in making an investment decision as to whether to reinvest distributions under the DRIP Plan. The estimated value per share is inherently imprecise and may not reflect the price that a third party might offer in an arms-length transaction to purchase all or substantially all of the shares of our common stock. The estimated value per share is not a representation, warranty, or guarantee that we or our stockholders, upon liquidation, will actually realize the estimated value per share. At any time we are engaged in a sale of common stock to the public other than shares of common stock sold in connection with the DRIP Plan (a “Primary Offering”), the per share DRIP Plan price will equal the then-current per share offering price of shares of our common stock sold in a Primary Offering. The price at which shares may be purchased under the DRIP Plan may vary over time.

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

Share Redemption Program and Other Redemptions

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

After a stockholder has held shares of our common stock for a minimum of one year, such stockholder may submit a request for redemption of his or her shares, in accordance with the terms of the Program. Subject to certain restrictions and limitations, any share that we redeem under the Program will be redeemed at a price per share equal to the most recently announced estimated value per share of our common stock that we announced pursuant to our obligations under FINRA regulations, which is currently $8.45 per share. It is currently anticipated that we will calculate the estimated value per share used for these purposes at least every 18 months in accordance with the methodologies developed by us and our Advisor and approved by our board of directors. We will announce any price adjustment and the time period of its effectiveness as a part of our regular communications with stockholders. The estimated value per share will be measured as of a moment in time and we do not undertake to update such value on a regular basis. As a result, stockholders should not rely on the estimated value per share as being an accurate measure of the then-current value of our shares of common stock in making an investment decision as to whether to tender shares for redemption. The estimated value per share is inherently imprecise and may not reflect the price that a third party might offer in an arm’s-length transaction to purchase all or substantially all of the shares of our common stock. The estimated value per share is not a representation, warranty, or guarantee that we or our stockholders, upon liquidation, will actually realize the estimated value per share. At any time we are engaged in a Primary Offering, the per share redemption price will never be greater than the then-current per share offering price of shares of our common stock sold in a Primary Offering. The price at which we will redeem shares of our common stock pursuant to the Program may vary over time.

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

We are not obligated to redeem shares of our common stock under the Program. We presently intend to limit the number of shares to be redeemed during any calendar quarter to the lesser of (i) one-quarter of five percent of the number of shares of common stock outstanding as of the date that is twelve-months prior to the end of the current quarter, and (ii) the aggregate number of shares sold pursuant to our DRIP Plan in the immediately preceding quarter, which amount may be less than the Aggregate Redemption Cap (as defined below). The lesser of the preceding limitations is referred to herein as the “Quarterly Redemption Cap.” Our board of directors retains the right, but is not obligated to, redeem additional shares if, in its sole discretion, it determines that it is in our best interest to do so, provided that we will not redeem during any consecutive twelve month period more than five percent of the number of shares of common stock outstanding at the beginning of such twelve-month period (referred to herein as the “Aggregate Redemption Cap” and, together with the Quarterly Redemption Cap, the “Redemption Caps”), unless permitted to do so by applicable regulatory authorities. Although we presently intend to redeem shares pursuant to the above-referenced methodology, to the extent that the aggregate proceeds received from the sale of shares pursuant to our DRIP Plan in any quarter are not sufficient to fund redemption requests, our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock, up to the Aggregate Redemption Cap. Such sources of funds could include cash on hand, cash available from borrowings, cash from liquidations of debt related investments, and cash from the sale of our shares pursuant to our DRIP Plan in other quarters, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, debt repayment, purchases of real property, debt related investments or redemptions of OP Units. Our board of directors has no obligation to use other sources of funds to redeem shares of our common stock under any circumstances. The board of directors may, but is not obligated to, increase the Aggregate Redemption Cap but will only do so in reliance on an applicable no-action letter issued or other guidance provided by SEC staff that would not object to such an increase. There can be no assurance that the board of directors will increase either of the Redemption Caps at any time, nor can there be assurance that the board of directors will be able to obtain, if necessary, a no-action letter from SEC staff. In any event, the number of shares of our common stock that we may redeem will be limited by the funds available from purchases pursuant to our DRIP Plan, cash on hand, cash available from borrowings and cash from liquidations of debt related investments as of the end of the applicable quarter.

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

During the first, second, third and fourth quarters of 2011, we received requests to redeem approximately 11.7 million, 10.0 million, 11.2 million and 11.4 million shares of common stock, respectively, which exceeded our first, second, third and fourth quarter 2011 Redemption Caps of approximately 758,000, 890,000, 1.0 million and 826,000 shares of common stock, respectively. Based on application of the Redemption Caps, we redeemed, on a pro rata basis, approximately 6%, 9%, 9% and 7%, respectively, of the shares each stockholder requested to be redeemed for the first, second, third and fourth quarters of 2011, respectively.

For the three months ended December 31, 2011, we redeemed approximately 1.3 million shares of common stock pursuant to the Program for approximately $10.6 million, as described further in the table below. In addition, outside of the Program, we made additional redemptions during the fourth quarter of 2011 as shown in the table below. We used proceeds from the DRIP Plan and borrowings to fund these redemptions.

Period	Total Number of Shares Redeemed		Average Price Paid per Share	Pro-rata Percentage of Redemption Requests Redeemed by Us	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (4)
October 1—October 31,2011	64,704	(1)	5.00	-	-	-
November 1— November 30, 2011	434,247	(2)	6.00	100%	434,247	-
December 1—December 31, 2011	1,255,685	(3)	8.45	7%	1,255,685	-

Total	1,754,636		$7.72	30%	1,689,932	825,723

(1)	Represents shares redeemed pursuant to Section 12.7 of our charter in connection with a mini-tender offer for our shares of common stock made by affiliates of MacKenzie Patterson Fuller, LP (“MPF”) on September 23, 2011. The shares were redeemed by us at a per share price of $5.00.

(2)	Represents shares redeemed pursuant to our issuer tender offer announced on October 17, 2011 to purchase for cash up to 10,000,000 shares of our issued and outstanding shares of common stock, for a purchase price of $6.00 per share. In order to deter MPF and other potential bidders that may try to exploit the illiquidity of our common shares and acquire them from our shareholders at prices substantially below their fair value, on October 17, 2011 our board of directors authorized an offer to purchase up to 10,000,000 common shares at $6.00 per share and without reduction for any dividends declared or made with respect to the shares. The offer expired on November 21, 2011.

(3)	Represents shares purchased pursuant to the Program, and includes redemptions of 100% of qualified accounts for death or disability, which are not subject to the Aggregate Redemption Cap.

(4)	This represents the number of shares that could be redeemed for the three months ended March 31, 2012 without exceeding our limitations discussed above.

Securities Authorized for Issuance under Equity Compensation Plan

The following table gives information regarding our equity incentive plan as of December 31, 2011.

	Equity Compensation Plan Information
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	90,000	$11.00	1,910,000
Equity compensation plans not approved by security holders	-	-	-

Total / Weighted Average	90,000	$11.00	1,910,000

Unregistered Issuance of Securities

During 2011, we did not issue any securities that were not registered under the Securities Act except in transactions previously disclosed in a Quarterly Report on Form 10-Q.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data relating to our historical financial condition and results of operations for each of the five years ended December 31, 2011. The financial data in the table is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes beginning on page F-1 of this Annual Report on Form 10-K. The amounts in the table are in thousands except per share and footnote information.

	For the Year Ended December 31,
	2011	2010(1)	2009	2008	2007
Statement of Operations Data:
Total revenue (2)	$263,861	$217,087	$144,741	$118,790	$76,582
Total operating expenses, excluding acquisition-related expenses and gains and losses on real property, debt related investments, and real estate securities	(201,269)	(163,235)	(108,606)	(93,798)	(60,668)
Acquisition-related expenses net of other gains	(610)	(18,185)	(4,936)	-	-
Impairments and provisions for loss on real property, real estate-related debt investments and real estate securities (3)	(49,906)	(6,665)	(30,480)	(192,724)	-
Interest expense	(90,188)	(76,348)	(53,468)	(42,878)	(32,550)
(Loss) income from continuing operations (4)	(75,581)	(7,756)	(47,570)	(184,143)	10,422
Discontinued operations, net of tax (5)	11,015	(14,651)	489	411	(225)
Net (loss) income	(64,566)	(22,407)	(47,081)	(183,732)	10,197
Net loss (income) attributable to noncontrolling interests	6,886	1,705	2,296	7,346	868
Net (loss) income attributable to common stockholders	$(57,680)	$(20,702)	$(44,785)	$(176,386)	$11,065
Comprehensive (loss) income data:
Net (loss) income	(64,566)	(22,407)	(47,081)	(183,732)	10,197
Net unrealized change from available-for-sale securities	1,260	(28,864)	36,153	63,411	(67,132)
Net unrealized change from cash flow hedging derivatives	2,837	2,499	16,380	(11,822)	(27,668)
Total other comprehensive income	4,097	(26,365)	52,533	51,589	(94,800)
Comprehensive (loss) income	(60,469)	(48,772)	5,452	(132,143)	(84,603)
Per Share Data:
Net (loss) income per basic and diluted common share:
Continuing operations	$(0.37)	$(0.03)	$(0.26)	$(1.26)	$0.13
Discontinued Operations	$0.06	$(0.08)	$0.00	$0.00	$(0.00)
Common Stock Distributions
Common stock distributions declared	$105,704	$110,430	$104,366	$84,023	$51,175
Common stock distributions declared per share	$0.575	$0.60	$0.60	$0.60	$0.60
Other Information:
Weighted average number of common shares outstanding:
Basic	183,813	184,215	174,006	140,106	85,473
Diluted	197,377	193,773	181,109	144,533	85,493
Number of common shares outstanding at end of period	182,331	182,717	182,839	159,029	115,295
Number of diluted shares outstanding at end of period	198,529	195,529	189,842	165,530	20
Balance Sheet Data:
Real estate, before accumulated depreciation	$2,724,684	$2,858,307	$1,685,572	$1,449,109	$1,215,291
Total assets	$2,670,419	$2,999,207	$2,362,991	$2,123,578	$1,811,784
Total debt obligations	$1,481,503	$1,592,780	$840,966	$734,928	$698,983
Total liabilities	$1,671,150	$1,842,233	$1,090,405	$963,712	$891,969
Cash Flow Data:
Net cash provided by operating activities	$94,342	$50,200	$51,221	$60,266	$31,772
Net cash provided by (used in) investing activities	$89,457	$(1,297,007)	$(245,114)	$(127,254)	$(1,165,338)
Net cash (used in) provided by financing activities	$(138,911)	$815,580	$168,466	$315,567	$1,357,883
Supplemental Information
FFO attributable to common stockholders (3)(6)	65,237	83,728	7,944	(128,584)	39,962
Company-defined FFO attributable to common stockholders (6)	90,680	76,686	52,819	56,728	39,962

(1)	In June 2010, we completed the purchase of a portfolio of 32 office and industrial properties (the “NOIP Portfolio”) for a total purchase price of approximately $1.4 billion, effectively doubling the value and size of our real property portfolio. Related to this purchase, we incurred incremental borrowings of approximately $858.6 million and acquisition costs of $18.2 million.

(2)	Includes equity-in-earnings from an unconsolidated joint venture of approximately $941,000, $2.2 million, and $586,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

(3)	Impairments and provisions for loss on real property, debt related investments and real estate securities include (i) real property impairment of $23.5 million during the year ended December 31, 2011, (ii) provisions for loan loss, net of reversals, of $23.0 million, $1.3 million, and 17.3 million during 2011, 2010 and 2009, respectively, and (iii) other than temporary impairment on securities of $3.4 million, $5.4 million, $13.1 million, and $192.7 million during 2011, 2010, 2009 and 2008 respectively.

(4)	(Loss) income from continuing operations and FFO attributable to common stockholders include (i) realized gain on the disposition of securities of $39.9 million during 2010, (ii) loss on derivatives of $8.0 million and $11.7 million during 2009 and 2008, respectively, and (losses) gains on extinguishment of debt of ($5.1) million and $9.3 million in 2010 and 2008, respectively.

(5)	Discontinued operations, net of tax represents the results of operations and any gains or losses upon the disposition directly attributable to all properties sold as of December 31, 2011, and includes the results of (i) five properties disposed during 2011, (ii) 13 properties disposed of during 2010, including 12 operating properties and one property that we had previously held an interest in as a mezzanine lender, and (iii) one property disposed of during 2008.

(6)	Funds from Operations (FFO) and Company-defined FFO are defined, reconciled to GAAP net income, and discussed in “How We Measure Our Performance – Funds From Operations.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of our Annual Report on Form 10-K provides an overview of what management believes to be the key elements for understanding (i) our company and how we manage our business, (ii) how we measure our performance and our operating results, (iii) our liquidity and capital resources, and (iv) the financial statements that follow beginning on page F-1of this Annual Report on Form 10-K. The following discussion and analysis should be read together with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” above for a description of these risks and uncertainties.

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

The primary sources of our revenue and earnings include rent received from customers under long-term operating leases at our properties, including reimbursements from customers for certain operating costs, and interest payments from our debt related investments. Our primary expenses include rental expenses, depreciation and amortization expenses, general and administrative expenses, asset management fees and interest expense.

The cornerstone of our investment strategy is to provide investors seeking a general real estate allocation with a broadly diversified portfolio of assets. Our current investments include:

(1)	Direct investments in real properties, consisting of office, industrial, and retail properties, located in North America; and

(2)	Certain debt related investments, including originating and participating in whole mortgage loans secured by commercial real estate, B-notes, mezzanine debt and other related investments (herein referred to as “debt related investments”).

As of December 31, 2011, we had total gross investments of approximately $2.8 billion (before accumulated depreciation of approximately $361.4 million), comprised of:

(1)	96 operating properties located in 30 geographic markets in the United States, aggregating approximately 18.2 million net rentable square feet, and was approximately 95% leased. Our operating real property portfolio includes an aggregate gross investment amount of approximately $2.7 billion and consists of:

•	35 office properties located in 16 geographic markets, aggregating approximately 6.8 million net rentable square feet, with an aggregate gross investment amount of approximately $1.5 billion;

•

29 industrial properties located in 16 geographic markets, aggregating approximately 8.3 million net rentable square feet, with an aggregate gross investment amount of approximately $452.9 million; and

•	32 retail properties located in seven geographic markets, aggregating approximately 3.1 million net rentable square feet, with an aggregate gross investment amount of approximately $724.4 million.

(2)	Approximately $92.2 million in net debt related investments, including (i) investments in mortgage notes of approximately $78.5 million, and (ii) investments in B-notes of approximately $13.7 million.

Consistent with our investment strategy, we have two business segments: (i) real property and (ii) debt related investments. For a discussion of our business segments and the associated revenue and net operating income by segment, see Note 14 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Any future and near-term obligations are expected to be funded primarily through the use of cash on hand, cash generated from operations, proceeds from the DRIP Plan, proceeds from the sale of existing investments, and the issuance and assumption of debt obligations.

•	Cash on hand — As of December 31, 2011, we had approximately $128.4 million of cash and cash equivalents.

•

Cash available under our Line of Credit — During the year ended December 31, 2011, we entered into a senior secured revolving credit facility (our “Line of Credit”) under which we may borrow up to $100 million, or, subject to sufficient lender participation, up to $200 million. As of December 31, 2011, we had not drawn on this Line of Credit and the entire amount was available to us.

•	Cash generated from operations — During the year ended December 31, 2011, we generated approximately $94.3 million from operations of our real properties and income from debt related investments.

•	Proceeds from the DRIP Plan — During the year ended December 31, 2011, we received approximately $45.7 million in proceeds from the DRIP Plan.

•

Proceeds from other public offerings of equity securities — During the year ended December 31, 2011, we did not conduct a public offering of equity securities outside of the DRIP Plan. We have recently filed a registration statement to offer equity securities outside of the DRIP Plan, perhaps as early as the first half of 2012. However, such offering is subject to regulatory and other conditions and may not occur.

•

Proceeds from sales of existing investments — During the year ended December 31, 2011, we disposed of five operating properties for total net sales proceeds of $140.6 million. After our repayment of borrowings secured by these investments and other costs related to the sales, we realized net proceeds of approximately $81.7 million. In addition, during that period three of our debt related investments with a net investment balance of $101.3 million were repaid to us in full, one of which included a profit participation related to the sale of the property securing the respective debt related investment. We realized net proceeds of approximately $44.1 million after the repayment of other secured borrowings collateralized by the investments and including the profit participation described above.

•

The issuance and assumption of debt obligations — During 2011, we received proceeds of approximately $19.2 million in additional other secured borrowings, of which we subsequently repaid approximately $12.4 million. A subset of our existing portfolio is unencumbered by debt obligations as of December 31, 2011.

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

Current Business Environment

During 2011, gross domestic product (“GDP”) grew at an annualized rate of 1.7%, compared to 3.0% in 2010. Momentum increased later in 2011 with 3.0% GDP growth in the fourth quarter. The 2012 outlook remains cautious as the Federal Reserve estimates GDP growth between 2.0% and 2.3%. Recent employment indicators have been generally positive, with an increase in hiring during the fourth quarter of 2011.

Fundamentals within the real estate industry are also improving according to national statistics. Vacancies are down in 2011 compared to 2010 across the office, retail and industrial sectors. Rental rates declined year-over-year within office and retail sectors, while industrial rental rates increased slightly. We expect that there will be additional improvements in 2012 across these asset classes, including lower vacancies and increases in rental rates, as the real estate markets continues benefit from the improving economic environment and from the low volumes of new construction over the past several years. New construction in office for 2011 was the lowest in the past 50 years. We believe that these improving fundamentals provide us an opportunity to improve leasing within our portfolio in 2012.

Furthermore, the deleveraging over the past few years combined with a historically low interest rate environment has made the capital markets extremely competitive within the real estate industry. Although the demand for high-quality investments is high, the underwriting standards continue to be very high and the focus is generally concentrated in the higher quality assets and more desirable locations. There is a significant pricing difference for well located core assets compared to assets located in less desirable locations. We may face challenges when we move to sell non-strategic assets in lesser markets. As we look to deploy capital in 2012, we anticipate intense competition for more desirable assets within preferred markets, and may pay higher prices or be delayed in deploying capital as a result.

Significant Transactions During the Year Ended December 31, 2011

Investment Activity

Real Estate Acquisitions

During the year ended December 31, 2011, we acquired two retail properties in the New England market aggregating approximately 147,000 square feet with a combined purchase price of approximately $21.8 million.

Real Estate Dispositions

During the year ended December 31, 2011, we completed the disposition of five properties for a combined sales price of approximately $140.6 million. We received net cash proceeds from the dispositions of approximately $81.7 million, after the repayment of approximately $58.9 million of outstanding mortgage note balances (including the partial early repayment of certain debt secured by other operating properties that were not disposed but served as “cross collateral” for the repaid loans), and the payment of closing costs and fees related to the sale of the properties and the payoff of debt. Our net basis in the properties was approximately $129.8 million, and we recorded a gain on the dispositions of approximately $10.8 million. The properties sold included (i) two office properties in the Silicon Valley Market, (ii) an industrial property in the Kansas City market, (iii) an industrial property in the Cincinnati, Ohio market and (iv) a retail property in the New England market, comprising an aggregate of approximately 1.1 million net rentable square feet.

Debt related investments

During the year ended December 31, 2011, we received full repayment of three debt investments, two of which were structured as mortgage notes and one structured as a B-note. The repayments resulted in a net decrease in our debt related investments of $101.3 million. We received net cash proceeds from the repayments of approximately $44.1 million, which comprised (i) principal repayment of $101.5 million (ii) profit participation related to the sale of one of our operating properties during the year ended December 31, 2010 of approximately $2.9 million (which we have recorded as a gain on the sale of real property in our financial statements beginning on page F-1 of this Annual Report on Form 10-K), and (iii) prepayment fee of approximately $813,000, partially offset by the repayment of borrowings secured by the debt related investments of approximately $61.1 million.

Financing Activity

Line of Credit

During the year ended December 31, 2011, we entered into a senior secured revolving credit facility under which we may borrow up to $100 million, or, subject to sufficient lender participation, up to $200 million. As of December 31, 2011, there were no amounts outstanding under the Line of Credit, and the entire $100 million Line of Credit was available to us.

Repayments and Extensions of Mortgage Notes and Other Secured Borrowings

During the year ended December 31, 2011, we repaid approximately $131.6 million in mortgage note and other secured borrowings, comprising (i) $58.9 million in mortgage note borrowings paid upon the disposition of the real properties securing the loans (including additional collateral release payments), (ii) $61.1 million in other secured borrowings under our repurchase facility paid upon the repayment of the debt related investments securing the borrowings, and (iii) $11.6 million in scheduled principal amortization payments. Additionally, during the year ended December 31, 2011, we elected to and qualified to extend a mortgage note borrowing of approximately $46.5 million for an additional twelve month period.

Subsequent to December 31, 2011, we renegotiated the terms of a $21.3 million mortgage note borrowing that had been scheduled to mature on February 1, 2012. Also, subsequent to December 31, 2011, we repaid a mortgage note borrowing with a balance of approximately $61.4 million as of December 31, 2011. See Note 18 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for additional discussion of the restructuring and repayment.

Acquisition of Fractional Interests

During the year ended December 31, 2011, our Operating Partnership exercised its option to acquire, at fair value, approximately $31.9 million of previously sold fractional interests in two properties for approximately 3.6 million OP Units issued at a weighted average price of $8.86.

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

The following unaudited tables presents a reconciliation of FFO to net income (loss) for the three months and years ended December 31, 2011, 2010, and 2009 (amounts in thousands, except per share information).

	For the Three Months Ended, December 31,			For the Year Ended, December 31,
	2011	2010	2009	2011	2010	2009
Reconciliation of net earnings to FFO:
Net loss attributable to common stockholders	$(33,873)	$(20,850)	$(19,635)	$(57,680)	$(20,702)	$(44,785)
Add (deduct) NAREIT-defined adjustments:
Depreciation and amortization expense	29,787	30,805	13,501	120,751	91,901	54,806
Depreciation attributable to discontinued operations	978	2,211	756	6,139	6,734	3,028
(Gain) loss on real estate property dispositions	(9,518)	4,157	-	(13,588)	10,627	-
Impairment of real property	23,500	-	-	23,500	3,900	-
Noncontrolling interests’ share of net loss	(4,966)	(1,422)	(921)	(6,886)	(1,705)	(2,296)
Noncontrolling interests’ share of FFO	(891)	(1,410)	(285)	(6,999)	(7,027)	(2,809)

FFO attributable to common shares-basic	5,017	13,491	(6,584)	65,237	83,728	7,944
FFO attributable to dilutive OP units	371	853	(250)	4,810	4,660	363

FFO attributable to common shares-diluted	$5,388	$14,344	$(6,834)	$70,047	$88,388	$8,307

FFO per share-basic and diluted	$0.03	$0.07	$(0.04)	$0.35	$0.46	$0.05

Weighted Average Number of Shares Outstanding
Basic	183,619	184,022	184,236	183,813	184,215	174,006

Diluted	197,189	195,850	191,239	197,377	193,773	181,109

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

Gains and losses on real estate securities and provisions for loss on debt related investments — Our investment strategy does not include purchasing and selling real estate securities or debt related investments for purposes of generating short-term gains. Rather, our strategy is focused on longer term investments while generating current income. As such, management believes any gains or losses generated from the sale or impairment of any of our real estate securities or debt related investments are not reflective of our ongoing operations. Management believes that providing a performance metric based primarily on income generated from the portfolio, absent the effects of gains and losses and impairments, to be a useful metric providing for a better indication of the sustainability of our operating performance for management and investors.

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

Gains and losses on derivatives — Gains and losses on derivatives represent the gains or losses on the fair value of derivative instruments that are not accounted for as hedges of the underlying financing transactions. Such gains and losses may be due to the nonoccurrence of forecasted financings or ineffectiveness due to changes in the expected terms of financing transactions. As these gains or losses relate to underlying long-term assets and liabilities, where we are not speculating or trading assets, our management believes that any such gains or losses are not reflective of our ongoing operations. Accordingly, we believe by excluding anticipated gains or losses on derivatives, Company-Defined FFO provides useful supplemental information for management and investors when evaluating the sustainability of our operating performance.

Gains and losses on financing commitments and early extinguishment of debt — Gains and losses on financing commitments represent gains or losses incurred as a result of the early retirement of debt obligations and breakage costs and fees incurred related to rate lock agreements with prospective lenders. Such gains and losses may be due to dispositions of assets, the repayment of debt prior to its contractual maturity or the nonoccurrence of forecasted financings. Our management believes that any such gains or losses are not reflective of our ongoing operations. Accordingly, we believe by excluding gains and losses on financing commitments, Company-Defined FFO provides useful supplemental information for management and investors when evaluating the sustainability of our operating performance.

We also believe that Company-Defined FFO allows investors and analysts to compare the performance of our portfolio with other REITs that are not currently affected by the adjusted items. In addition, as many other REITs adjust FFO to exclude the items described above, we believe that our calculation and reporting of Company-Defined FFO may assist investors and analysts in comparing our performance with that of other REITs. However, because Company-Defined FFO excludes items that are an important component in an analysis of our historical performance, such supplemental measure should not be construed as a complete historical performance measure and may exclude items that have a material effect on the value of our common stock.

The following unaudited tables present a reconciliation of Company-Defined FFO to FFO for the three months and years ended December 31, 2011, 2010, and 2009 (amounts in thousands, except per share information).

	For the Three Months Ended, December 31,			For the Year Ended, December 31,
	2011	2010	2009	2011	2010	2009
Reconciliation of FFO to Company-Defined FFO:
FFO attributable to common shares-basic	$5,017	$13,491	$(6,584)	$65,237	$83,728	$7,944
Add (deduct) our adjustments:
Gain on disposition of securities		-	-	-	(39,870)	-
Other-than-temporary impairment and related amortization on securities	280	17	1,371	3,495	7,351	16,407
Provision for loss on debt related investments	17,461	12,000	17,339	23,037	1,278	17,339
Acquisition-related expenses (gains)	2	(895)	2,110	610	18,185	4,936
(Gain) loss on derivatives	-	(69)	1	85	245	7,998
Loss on financing commitments	75	1,190	-	95	5,094	-
Noncontrolling interests’ share of NAREIT-defined FFO	891	1,410	285	6,999	7,027	2,809
Noncontrolling interest share of Company-Defined FFO	(2,117)	(2,163)	(1,048)	(8,878)	(6,352)	(4,614)

Company-Defined FFO attributable to common shares-basic	21,609	24,981	13,474	90,680	76,686	52,819
Company-Defined FFO attributable to dilutive OP units	1,597	1,606	512	6,689	3,979	2,156

Company-Defined FFO attributable to common shares-diluted	$23,206	$26,587	$13,986	$97,369	$80,665	$54,975

Company-Defined FFO per share-basic and diluted	$0.12	$0.14	$0.07	$0.49	$0.42	$0.30

Weighted Average Number of Shares Outstanding
Basic	183,619	184,022	184,236	183,813	184,215	174,006

Diluted	197,189	195,850	191,239	197,377	193,773	181,109

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

Public Conference Call

We will be hosting a public conference call on Tuesday, April 3, 2012, to review our quarterly financial and operating results for the three months and year ended December 31, 2011. Guy Arnold, our President, and Kirk Scott, our Chief Financial Officer, will present performance data and provide management commentary. The conference call will take place at 4:15 p.m. EDT and can be accessed by dialing 888.612.1046 (no access code is required).

Net Operating Income (“NOI”)

We also use NOI as a supplemental financial performance measure because NOI reflects the specific operating performance of our real properties and debt related investments and excludes certain items that are not considered to be controllable in connection with the management of each property, such as other-than-temporary impairment, gains and losses related to provisions for losses on debt related investments, losses on derivatives, acquisition-related expenses, losses on financing commitments, interest income, depreciation and amortization, general and administrative expenses, asset management fees, interest expense and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance as a whole, since it does exclude such items that could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. We present NOI in the tables below, and include a reconciliation to GAAP in Note 14 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Our Operating Results

For the years ended December 31, 2011 and 2010, we had a net loss attributable to common stockholders of $57.7 million and $20.7 million, respectively. The results of our operations for the year ended December 31, 2011 were substantially different from our results for the same period in 2010, primarily as a result of (i) impairment of real property and additional provisions for loan losses related to non-performing loans recorded in 2011, (ii) gain on the sale of our portfolio of preferred equity securities in 2010 which did not recur in 2011 and (iii) reduced income from debt related investments during 2011 resulting from payoffs of certain of those investments, partially offset by (i) lower acquisition costs during the current year and (ii) increased net operating income from our first full year of ownership of a portfolio of 32 office and industrial properties (certain of which were subsequently sold) with that we purchased during 2010 (the “NOIP Portfolio”).

For the years ended December 31, 2010 and 2009, we had a net loss attributable to common stockholders of $20.7 million and $44.8 million, respectively. The results of our operations for the year ended December 31, 2010 were substantially different from our results for the same period in 2009, primarily as a result of (i) increased net operating income from our acquisition of the NOIP Portfolio and the origination of four debt related investments and (ii) the gain on the sale of our portfolio of preferred equity securities in 2010, partially offset by (i) the provision for loan losses partially offset by the partial reversal of certain amounts recorded in the prior year, and (ii) other-than-temporary impairment of our CMBS and CRE-CDO securities.

The following series of tables and discussions describe in more detail our results of operations, including those items specifically mentioned above, for the year ended December 31, 2011 compared to the year ended December 31, 2010 and for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

The following table illustrates the changes in revenues, rental expenses, and net operating income for the year ended December 31, 2011 compared to the year ended December 31, 2010. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods, other than those classified as held for sale and included in discontinued operations. The same store portfolio includes 71 properties acquired prior to January 1, 2010 and owned through December 31, 2011, comprising approximately 12.0 million square feet. A discussion of these changes follows the table (dollar amounts in thousands).

	For the Twelve Months Ended December 31,
	2011	2010	$ Change	% Change
Revenues
Base rental revenue-same store (1)	$109,359	$112,105	$(2,746)	-2%
Other rental revenue- same store	34,381	34,623	(242)	-1%

Total rental revenue-same store	143,740	146,728	(2,988)	-2%
Rental revenue-2010/2009 acquisitions	109,014	55,398	53,616	97%

Total rental revenue	252,754	202,126	50,628	25%
Debt related income (2)	11,107	15,902	(4,795)	-30%

Total revenues	263,861	218,028	45,833	21%
Rental Expenses
Same store	39,518	40,278	(760)	-2%
2010/2009 acquisitions	12,812	6,492	6,320	97%

Total rental expenses	52,330	46,770	5,560	12%
Net Operating Income
Real property—same store	104,222	106,450	(2,228)	-2%
Real property—2010/2009 acquisitions	96,202	48,906	47,296	97%
Debt related income	11,107	15,902	(4,795)	-30%

Total net operating income (3)	$211,531	$171,258	$40,273	24%

(1)	Base rental revenue represents contractual base rental revenue earned by us from our tenants and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above-market intangible lease assets or the amortization of below-market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as expense recovery revenue are included in the line item, referred to as “other rental revenue.”

(2)	Includes equity-in-earnings from an unconsolidated joint venture of approximately $941,000 for the year ended December 31, 2010.

(3)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “Net Operating Income” included above in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a reconciliation to GAAP, refer to Note 14 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Rental Revenue

The increase in rental revenue is primarily attributable to our acquisition and continued ownership of 25 additional operating real properties subsequent to December 31, 2009. Leased square footage of our operating portfolio was approximately 95% as of December 31, 2011, compared to approximately 94% as of December 31, 2010.

Same store base rental revenues decreased for the year ended December 31, 2011 compared to the same period during 2010. The decrease comprises (i) a $1.8 million decrease in our same store office portfolio, (ii) an $861,000 decrease in our same store industrial portfolio, and (iii) a $42,000 decrease in our same store retail portfolio. At the total same store portfolio level, the decrease is due to (i) a $0.20 year-over-year decrease in our average base rent per leased square foot (from $10.18 to $9.98), and (ii) a 0.4% year-over-year decrease in our average leased square feet (from 91.5% to 91.1%).

Same store other rental revenue decreased for the year ended December 31, 2011 compared to the same period in 2010. This decrease was attributable to lower tenant recovery income, which was the result of lower average percent leased square footage and lower recoverable expenses.

Debt Related Income

Debt related income decreased for the year ended December 31, 2011, compared to the same period in 2010. The decrease was primarily attributable to the repayment of $118.5 million in debt related investments subsequent to December 31, 2009 and borrower defaults on interest payments to us on certain of our debt investments.

Rental Expenses

Rental expenses increased for the year ended December 31, 2011, compared to the same period in 2010. This increase is primarily attributable to our acquisition and continued ownership of 25 additional operating real properties subsequent to December 31, 2009.

Same store rental expenses were relatively consistent for the year ended December 31, 2011, compared to the same period in 2010. Recoverable same store rental expenses decreased during 2011 compared to 2010 due to lower property taxes based on lower assessed tax values, while non-recoverable expenses, primarily repairs, increased during 2011 compared to 2010 due to roof repairs to a retail property in the New England market.

Other Operating Expenses

Depreciation and Amortization Expense: Depreciation and amortization expense increased for the year ended December 31, 2011, compared to the same period in 2010. This increase is primarily attributable to our acquisition and continued ownership of 25 additional operating real properties subsequent to December 31, 2009.

General and Administrative Expenses: General and administrative expenses increased for the year ended December 31, 2011, compared to the same period in 2010. This increase is primarily attributable to increases in legal fees and other general overhead expenses, related to the growth of the portfolio in addition to legal disputes and unsolicited third party tender offers.

Asset Management Fees, Related Party: Asset management fees paid to our Advisor increased for the year ended December 31, 2011, compared to the same period in 2010. This increase resulted from our investment activity subsequent to December 31, 2009, including our acquisition of the NOIP Portfolio, partially offset by the disposition of real properties and the repayment of debt related investments subsequent to December 31, 2010.

Acquisition-Related Expenses: Acquisition related expenses, including fees paid to our Advisor, decreased significantly for the year ended December 31, 2011, compared to the same period in 2010. This expense in the prior year was comprised of acquisition fees paid to our Advisor of approximately $13.5 million and legal, closing, transfer taxes and other due diligence costs of approximately $4.7 million, primarily attributable to our acquisition of the NOIP Portfolio.

Impairment of real estate property: During the year ended December 31, 2011, we recorded an impairment charge of $23.5 million on one office property located in the Silicon Valley, California market. See Note 3 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for further discussion of this impairment charge.

Net Other-than-Temporary Impairment on Securities: During the years ended December 31, 2011 and 2010, we recorded net other-than-temporary impairment charges of approximately $3.4 million and $5.4 million, respectively, related to our CMBS and CRE-CDO securities. See Note 2 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for further discussion of these charges.

Provision for Loss on Debt related investments: During the year ended December 31, 2011, we recorded $23.0 million in provision for loan losses related to two subordinate debt related investments in the Dallas, Texas market. During the year ended December 31, 2010, we recorded a provision for loan loss on debt related investments related to two debt investments, partially offset by the partial reversal of the provision for loan loss that was recorded during the year ended December 31, 2009. See Note 4 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for further discussion of these provisions for loan loss. Subsequent to December 31, 2011, we foreclosed on the borrower on one of the subordinate debt investments that we impaired during 2011 and acquired 100% of the ownership interests in the borrower entity, which had been pledged to us as security for the subordinate loan. See Note 18 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for further discussion of this foreclosure.

Other Income (Expenses)

Interest and Other Income: Interest and other income decreased for the year ended December 31, 2011, compared to the same period in 2010. This decrease is primarily attributable to the sale of our preferred equity securities portfolio and continued deterioration in the performance of our CMBS and CRE-CDO securities portfolio. A significantly reduced average cash balance after our acquisition of the NOIP Portfolio in 2010 and lower average yields on our floating-rate interest-bearing bank accounts and money market mutual fund investments during 2011 also contributed to a decline in interest and other income year-over-year.

Interest Expense: Interest expense increased for the year ended December 31, 2011, compared to the same period in 2010. This increase resulted primarily from additional mortgage note and other financings we assumed or incurred subsequent to December 31, 2009, partially offset by the effects of repayments of certain of these obligations. Our total borrowings, including financing obligations, increased by 58% to approximately $1.5 billion as of December 31, 2011 from approximately $950.1 million as of December 31, 2009, principally due to financing incurred in connection with our investment activities. The following table further describes our interest expense by debt obligation, including amortization of loan costs, amortization related to our derivatives, and amortization of discounts and premiums, for the years ended December 31, 2011 and 2010 (amounts in thousands).

	For the Year Ended December 31,
	2011	2010
Debt Obligation
Mortgage notes	$83,334	$67,718
Other secured borrowings	4,174	3,195
Financing obligations	2,680	5,435

Total interest expense	$90,188	$76,348

Sale of Preferred Equity Securities: During the year ended December 31, 2010, we received proceeds of approximately $72.9 million from the disposition of certain preferred equity securities positions. After other-than-temporary impairment charges of $69.7 million, the adjusted basis of the securities sold during the year was approximately $33.0 million, resulting in net gains from the disposition of these preferred equity securities of approximately $39.9 million. Before other-than-temporary impairment charges, the amount invested in the securities sold during the year ended December 31, 2010 was approximately $102.7 million, resulting in an economic principal loss of approximately $29.8 million. After taking into account the dividend payments received of $22.5 million, we realized a total economic loss of $7.3 million, before fees. We did not dispose of any securities during the year ended December 31, 2011.

Loss on Financing Commitments: During the year ended December 31, 2010, losses on financing commitments included (i) a loss of approximately $3.9 million principally related to a borrowing commitment that we terminated resulting in a related termination fee and (ii) a $1.2 million loss recognized related to the portion of unamortized loan costs associated with the partial repayment of certain borrowings. During 2011, we recorded losses of approximately $185,000 upon the early repayment of debt related to our disposition of real properties, which is included within discontinued operations.

Discontinued Operations

Results of operations and any gains or losses upon the disposition directly attributable to all properties sold or classified as held for sale as of December 31, 2011 are presented within Discontinued Operations for all periods presented. During the year ended December 31, 2011, we disposed of five operating properties from our portfolio, and included in our 2011 results the amount of the gain on a 2010 property sale where we financed the sale with a mortgage loan, related to which we participated in the profit upon the subsequent sale of the property during 2011. During the year ended December 31, 2010, we sold (i) 12 operating properties from our portfolio, and (ii) one office property that we had previously held an interest in as a mezzanine lender.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

The following table illustrates the changes in rental revenues, rental expenses, net operating income, other income and other expenses for the year ended December 31, 2010 compared to the year ended December 31, 2009. Our same store portfolio includes all operating properties that we owned for the entirety of both reporting periods, and excludes properties that have subsequently been disposed. The same store portfolio includes 66 properties acquired prior to January 1, 2009, and owned through December 31, 2010, comprising approximately 11.2 million square feet. A discussion of these changes follows the table (dollar amounts in thousands).

	For the Twelve Months Ended December 31,
	2010	2009	$ Change	% Change
Revenues
Base rental revenue—same store (1)	$89,691	$91,038	$(1,347)	-1%
Other rental revenue—same store	27,838	30,952	(3,114)	-10%

Total rental revenue—same store	117,529	121,990	(4,461)	-4%
Rental revenue—2008-2010 acquisitions	84,597	12,739	71,858	564%

Total rental revenue	202,126	134,729	67,397	50%
Debt related income (2)	15,902	12,222	3,680	30%

Total revenues	218,028	146,951	71,077	48%
Rental Expenses
Same store	30,563	32,148	(1,585)	-5%
2008-2010 acquisitions	16,207	3,690	12,517	339%

Total rental expenses	46,770	35,838	10,932	31%
Net Operating Income
Real property—same store	86,966	89,842	(2,876)	-3%
Real property—2008-2010 acquisitions	68,390	9,049	59,341	656%
Debt related income	15,902	12,222	3,680	30%

Total net operating income (3)	$171,258	$111,113	$60,145	54%

1)	Base rental revenue represents contractual base rental revenue earned by us from our tenants and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above-market intangible lease assets or the amortization of below-market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as expense recovery revenue are included in the line item, referred to as “other rental revenue.”

2)	Includes equity-in-earnings from an unconsolidated joint venture of approximately $941,000 and $2.2 million for the years ended December 31, 2010 and 2009, respectively.

3)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “Net Operating Income” included above in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a reconciliation to GAAP, refer to Note 14 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Rental Revenue

The increase in rental revenue was primarily attributable to our acquisition and continued ownership of 30 additional operating real properties subsequent to December 31, 2008 and prior to January 1, 2011. Leased square footage of our operating portfolio was approximately 94% as of December 31, 2010, compared to approximately 93% as of December 31, 2009.

Same store base rental revenues decreased slightly for the year ended December 31, 2010 compared to the same period in 2009. The decrease comprises (i) a $581,000 decrease in our same store industrial portfolio and (ii) a $1.0 million decrease in our same store office portfolio, partially offset by a $274,000 increase in our same store retail portfolio. At the total same store portfolio level, the decrease is due to a 2.8% year-over-year decrease in our average leased square feet (from 94.1% to 91.5%), which was partially offset by an $0.12 year -over-year increase in our average base rent per leased square foot (from $8.65 to $8.77).

The total decline in average leased square footage comprised decreases of approximately 192,000 square feet, 59,000 square feet, and 39,000 square feet in our same store industrial, office, and retail portfolios, respectively. The $0.12 increase in average base rent per leased square foot of the same store portfolio comprised increases of $0.33 and $0.02 in our same store retail and industrial portfolios, respectively, partially offset by a decrease of $0.04 per square foot in our same store office portfolio.

Same store other rental revenue decreased for the year ended December 31, 2010, compared to the same period in 2009. The decrease was primarily due to a decrease in operating expense recoveries due to lower average leased square footage and straight-line rent adjustments that increased revenue during the year ended December 31, 2009 caused by significant rent abatements, which did not recur during the same period in 2010.

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

Rental Expenses

Rental expenses increased for the year ended December 31, 2010, compared to the same period in 2009. This increase was primarily attributable to our acquisition and continued ownership of 30 additional operating real properties subsequent to December 31, 2008.

Same store rental expenses decreased year over year primarily due to a decrease in property tax expense, repair and maintenance expense, insurance expense and property management fees. These declines were primarily the result of lower occupancy, cost reduction measures and a larger property portfolio, which reduces insurance premiums for each property. Lower property tax expense resulted from lower assessed valuations applied by local taxing authorities in determining our property tax liabilities.

Other Operating Expenses

Depreciation and Amortization Expense: Depreciation and amortization expense increased for the year ended December 31, 2010, compared to the same period in 2009. This increase was primarily attributable to our acquisition and continued ownership of 30 additional operating real properties subsequent to December 31, 2008.

General and Administrative Expenses: General and administrative expenses increased for the year ended December 31, 2010, compared to the same period in 2009. This increase was primarily attributable to increases in accounting and legal fees and other general overhead expenses, primarily related to the growth of the portfolio.

Asset Management Fees, Related Party: Asset management fees paid to our Advisor increased for the year ended December 31, 2010, compared to the same period in 2009. This increase resulted from our investment activity subsequent to December 31, 2008, including our acquisition of the NOIP Portfolio in 2010, five other real property acquisitions during 2009, and the origination of six new debt investments.

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

Net Other-than-Temporary Impairment on Securities: Net other-than-temporary impairment on securities decreased for the year ended December 31, 2010, as compared to the same period in 2009. During the years ended December 31, 2010 and 2009, we recorded net other-than-temporary impairment charges of approximately $5.4 million and $13.1 million, respectively, related to our CMBS and CRE-CDO securities. See Note 2 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for further discussion of these charges.

Provision for Loss on Debt related investments: During the year ended December 31, 2010, we recorded a provision for loss on debt related investments related to two debt investments, partially offset by the partial reversal of the provision for loan loss that was recorded during the year ended December 31, 2009. During the year ended December 31, 2009, we recorded a complete provision for loan loss on one of our debt related investments, which was subsequently partially reversed. See Note 4 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for further discussion of this provision loss reversal.

Other Income (Expenses)

Interest and Other Income: Interest and other income decreased for the year ended December 31, 2010, compared to the same period in 2009. This decrease was primarily attributable to the sale of our preferred equity securities portfolio in 2010 and continued deterioration in the performance of our CMBS and CRE-CDO securities portfolio, as well as our significantly reduced average cash balance during the year due to the acquisition of the NOIP Portfolio, as well as lower average yields on our floating-rate interest-bearing bank accounts and money market mutual fund investments.

Interest Expense: Interest expense increased for the year ended December 31, 2010, compared to the same period in 2009. This increase resulted primarily from additional mortgage note and other financings we assumed or incurred subsequent to December 31, 2008, partially offset by the effects of repayments of certain of these obligations. Our total borrowings, including financing obligations, increased by 96% to approximately $1.6 billion as of December 31, 2010 from approximately $840.0 million as of December 31, 2008, principally due to financing incurred in connection with our investment activities, in particular, our acquisition of the NOIP Portfolio in 2010. The following table further describes our interest expense by debt obligation, including amortization of loan cost, amortization related to our derivatives, and amortization of discounts and premiums, for the years ended December 31, 2010 and 2009 (amounts in thousands).

	For the Year Ended December 31,
	2010	2009
Debt Obligation
Mortgage notes	$67,718	$47,037
Other secured borrowings	3,195	242
Financing obligations	5,435	6,189

Total interest expense	$76,348	$53,468

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

Sale of Preferred Equity Securities: During the year ended December 31, 2010, we received proceeds of approximately $72.9 million from the disposition of certain preferred equity securities positions. After other-than-temporary impairment charges of $69.7 million, the adjusted basis of the securities sold during the year was approximately $33.0 million, resulting in net gains from the disposition of these preferred equity securities of approximately $39.9 million. Before other-than-temporary impairment charges, the amount invested in the securities sold during the year ended December 31, 2010 was approximately $102.7 million, resulting in an economic principal loss of approximately $29.8 million. After taking into account the dividend payments received of $22.5 million, we realized a total economic loss of $7.3 million, before fees. We did not dispose of any securities during the year ended December 31, 2009.

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

Discontinued Operations

Results of operations and any gains or losses upon the disposition directly attributable to all properties sold as of December 31, 2011 are presented within Discontinued Operations for all periods presented. During the year ended December 31, 2010, we sold (i) 12 operating properties from our portfolio, and (ii) one office property that we had previously held an interest in as a mezzanine lender. During 2009, we owned four of the 12 operating properties that we sold in 2010. The other eight operating properties were purchased and sold during the year ended December 31, 2010. Discontinued operations also includes results of operations and gains and losses recorded related to the disposition of five operating properties in 2011, four of which we owned for all or a portion of 2009 and all five of which we owned for all or a portion of 2010.

Liquidity and Capital Resources

Liquidity Outlook

We believe our existing cash balance, our available credit under our Line of Credit, cash from operations, additional proceeds from the DRIP Plan, proceeds from the sale of existing investments, and prospective debt or equity issuances will be sufficient to meet our liquidity and capital needs for the foreseeable future, including the next 12 months. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, distribution payments, debt service payments, including debt maturities of approximately $343.8 million, of which approximately $276.0 million is subject to certain extension options, redemption payments, acquisitions of real property and debt related investments.

As of December 31, 2011, we had approximately $128.4 million of cash compared to $83.6 million as of December 31, 2010. The following discussion summarizes the sources and uses of our cash during the year ended December 31, 2011, which resulted in the net cash increase of approximately $44.8 million.

Operating Activities

Net cash provided by operating activities increased by approximately $44.1 million to $94.3 million for the year ended December 31, 2011, compared to net cash provided by operating activities of approximately $50.2 million for the same period in 2010. This increase is primarily due to increased net operating income from a full year of ownership of the NOIP Portfolio, offset by a decrease in income from our debt related investments.

Lease Expirations

Our primary source of funding for our property-level operating expenses and debt service payments is rent collected pursuant to our tenant leases. Our properties are generally leased to tenants for the longer term and as of December 31, 2011, the weighted average remaining term of our leases was approximately 8.1 years, based on contractual remaining base rent, and 5.0 years, based on leased square footage. The following is a schedule of expiring leases for our consolidated operating properties by annual minimum rents as of December 31, 2011 and assuming no exercise of lease renewal options (amounts in thousands).

Year	Lease Expirations
	Number of Leases Expiring	Annualized Base Rent (1)%		Square Feet	%
2012 (2)	89	$9,056	4.4%	860	5.1%
2013	75	18,332	8.9%	1,671	10.0%
2014	92	20,614	10.0%	2,711	16.2%
2015	85	18,356	8.9%	2,179	13.0%
2016	43	23,759	11.5%	1,591	9.6%
2017	29	49,020	23.8%	2,918	17.5%
2018	23	5,898	2.9%	1,296	7.8%
2019	24	13,584	6.6%	682	4.1%
2020	21	6,969	3.4%	375	2.2%
2021	9	10,029	4.9%	656	3.9%
Thereafter	30	30,170	14.7%	1,765	10.6%

Total	520	$205,787	100.0%	16,704	100.0%

(1)	Annualized base rent represents the annualized monthly base rent of leases executed as of December 31, 2011.

(2)	Includes leases that are on a month-to-month basis at annualized amounts.

Investing Activities

Net cash provided by investing activities was approximately $89.5 million for the year ended December 31, 2011, as compared to approximately $1.3 billion used in investing activities for the same period in 2010. The majority of cash provided by investing activities during 2011 was due to the sale of four operating properties and the repayment of three of our debt related investments during 2011, partially offset by the purchase of two operating properties and other capital expenditures during 2011. The majority of cash used in investing activities during 2010 was attributable to real property acquisitions and investments in debt related investments, offset by the sales of real property and our preferred equity securities portfolio, and proceeds from the full and complete repayment of a debt investment structured as a redeemable preferred equity investment.

Real Estate Dispositions

As discussed above, during the year ended December 31, 2011, we disposed of five operating real properties for total net proceeds of approximately $140.6 million, from which we received net investing cash flows of approximately $81.7 million. See “—Significant Transactions During the Year Ended December 31, 2011—Investment Activity—Real Estate Dispositions” for further discussion of this disposition activity.

Debt related investments

During the year ended December 31, 2011, we received full repayment of three debt investments, two of which were structured as mortgage notes and one was structured as a B-note. The repayments resulted in our receipt of net cash proceeds of approximately $44.1 million after the repayment of borrowings secured by the investments and including an amount related to a profit participation agreement that we have classified as gain on disposition of real property. See “—Significant Transactions During the Year Ended December 31, 2011—Investment Activity—Debt related investments—Repayments” for further discussion of these repayments.

Financing Activities

Net cash used in financing activities was approximately $138.9 million for the year ended December 31, 2011, compared to net cash provided by financing activities of approximately $815.6 million during the same period in 2010. The majority of cash used for financing activities in 2011 related to distributions to common stockholders and the redemption of common shares, with lesser amounts used to repay mortgage note borrowings, offset by the receipt of cash from incremental other secured borrowings. The majority of cash provided by financing activities in 2010 related to proceeds received from mortgage borrowings and other secured borrowings, including mortgage note borrowings issued in conjunction with our acquisition of the NOIP Portfolio, offset by distributions to and redemptions from stockholders.

We terminated our primary public offering of shares of our common stock in 2009. We have offered and will continue to offer shares of common stock through the DRIP Plan. The amount raised under the DRIP Plan decreased by approximately $6.9 million to approximately $45.7 million for the year ended December 31, 2011, from approximately $52.6 million for the same period in 2010.

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

For the years ended December 31, 2011, 2010, and 2009, we incurred rent obligations of approximately $2.4 million, $4.9 million, and $5.8 million, respectively, under our lease agreements with the investors who have participated in our Operating Partnership’s private placements. The lease agreement in place as of December 31, 2011 expires in June 2019.

During the year ended December 31, 2011, we exercised our option to acquire, at fair value, approximately $31.9 million of previously sold fractional interests in two properties for approximately 3.6 million OP Units issued at a weighted average price of $8.86 per OP Unit in accordance with the purchase option agreement. The result of this activity was a net decrease in our financing obligations of approximately $31.5 million for the year ended December 31, 2011 and an increase in noncontrolling interest of approximately $28.6 million.

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

Distributions declared payable to common stockholders decreased approximately $4.7 million to approximately $105.7 million for the year ended December 31, 2011 from approximately $110.4 million for the same period in 2010. Such distributions were paid following the respective quarters for which they were declared and approximately $62.6 million and $59.8 million, respectively, were paid in cash and approximately $43.1 million and $50.6 million, respectively, were reinvested in shares of our common stock pursuant to the DRIP Plan.

Redemptions

During the years ended December 31, 2011 and 2010, we redeemed approximately 5.8 million and 5.6 million shares, respectively, of common stock, the significant majority of which were redeemed pursuant to our share redemption program. Cash used to redeem such shares decreased approximately $5.7 million to $48.4 million during the year ended December 31, 2011, from $54.1 million for the same period in 2010. See “Item 5. Market for Registrants Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities —Share Redemption Program and Other Redemptions” of this Annual Report on Form 10-K for a description of our share redemption program and other redemptions. In addition to the above-mentioned redemptions, during the years ended December 31, 2011 and 2010, we redeemed approximately 195,000 and 72,000 OP Units from our OP Unit holders for approximately $1.8 million and $682,000, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources. There are no lines of credit, side agreements, or any other derivative financial instruments related to or between our unconsolidated joint venture and us, and we believe we have no material exposure to financial guarantees.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2011, specifically our obligations under mortgage note agreements and operating lease agreements (amounts in thousands).

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings (1)	$1,837,228	$427,383	$304,168	$521,116	$584,561
Financing Obligations (2)	9,506	1,225	2,388	2,621	3,272

Total	$1,846,734	$428,608	$306,556	$523,737	$587,833

(1)	Includes principal and interest payments due for our mortgage notes and other secured borrowing obligations.

(2)	As of December 31, 2011, we had operating master lease obligations relating to one property, in connection with our Operating Partnership’s private placement offerings of fractional interests. These amounts represent rental payments due under the related master lease schedule.

Subsequent Events

Foreclosure of Mezzanine Debt Investment

On March 6, 2012, we became the 100% owner of the titleholder of a 1.5 million square foot office property in the Dallas, Texas market (“Comerica Bank Tower”), as the result of our foreclosure of a non-performing mezzanine loan for which such ownership interest had served as collateral. As of December 31, 2011, the unpaid principal on our mezzanine loan was $20.0 million, related to which we had recorded a complete provision for loan loss. Comerica Bank Tower is subject to a mortgage note with an unpaid principal balance of $180.0 million bearing interest at 5.8% which matures in January 2017. We intend to engage the mortgage note lender in negotiations to modify the terms of the senior loan agreement. There can be no assurance that such negotiations will be successful. The results of such negotiations with the senior lender will materially impact our ability to own and operate Comerica Bank Tower. We expect to consolidate the asset and related mortgage borrowings in the first quarter of 2012.

Repayment of Mortgage Note Borrowings

Subsequent to December 31, 2011, we repaid a mortgage note borrowing with a balance of approximately $61.4 million as of December 31, 2011. The note was secured by ten of our retail properties located in the New England market. The note had a maturity date of July 1, 2012.

Restructuring of Mortgage Note

Subsequent to December 31, 2011, a consolidated subsidiary re-negotiated the terms of a mortgage note borrowing secured by an office property located in the Chicago, Illinois market, which had a balance of $21.3 million and had an interest rate of 5.94% as of December 31, 2011, and a maturity date of February 1, 2012. Under the terms of the restructured note, the maturity date is extended to February 1, 2016, and an “A” note was established with a balance of $13.0 million, and a “B” note was established with a balance of $8.3 million. Our consolidated subsidiary contributed $4.0 million to pay certain closing costs and establish certain escrow reserves for future leasing costs. The A note is interest only with interest payments required monthly. The $4.0 million funded by the our consolidated subsidiary earns a preferred return of 8%. However the preferred return and the $4.0 million principal is subordinate to the A note and related interest and will only be repaid upon a monetization event. After the A note and related interest is repaid, then available proceeds will be used to repay the $4.0 million contributed by our consolidated subsidiary plus the preferred 8% return. Thereafter, proceeds from the monetization event will be split 50/50 with our consolidated subsidiary and the lender up to an amount that repays the lender the “B” note amount plus accrued and unpaid interest at 5.94%. Thereafter 100% of proceeds go to our consolidated subsidiary.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the financial statements and disclosures. Some of these estimates and assumptions require application of difficult, subjective, and/or complex judgment, often about the effect of matters that are inherently uncertain and that may change in subsequent periods. We are required to make such estimates and assumptions when applying the following accounting policies.

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

Judgments made by us with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a variable interest entity involve consideration of various factors, including the form of our ownership interest, the size of our investment (including loans), our ability to direct the activities of the entity, and our obligation to absorb the losses of, or, our right to receive benefits from the entity. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our financial statements and, consequently, our financial position and specific items in our results of operations that are used by our stockholders, lenders and others in their evaluation of us. As of December 31, 2011 and 2010, we consolidated approximately $544.6 million and $788.3 million, respectively, in real property investments, before accumulated depreciation and amortization of approximately $112.8 million and $121.1 million, respectively, and approximately $349.1 million and $484.4 million, respectively, in mortgage note borrowings associated with our consolidated variable interest entities. The maximum risk of loss related to our investment in these consolidated variable interest entities is limited to our recorded net investments in such entities. The creditors of the consolidated variable interest entities do not have recourse to our general credit.

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

As of December 31, 2011, all of our properties are classified as held and used. These held and used assets are reviewed for indicators of impairment, which may include, among others, vacancy, each tenant’s inability to make rent payments, operating losses or negative operating trends at the property level, notification by a tenant that it will not renew its lease, a decision to dispose of a property, including a change in estimated holding periods, or adverse changes in the fair value of any of our properties. If indicators of impairment exist on a held and used asset, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is greater than the current net book value, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is less than its current net book value, we recognize an impairment loss for the difference between the net book value of the property and its estimated fair value. If a property is classified as held for sale, we recognize an impairment loss if the current net book value of the property exceeds its fair value less selling costs. If our assumptions, projections or estimates regarding a property change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the property.

During the year ended December 31, 2011, we determined that one of our office properties that we hold in a joint venture in which we are not the managing partner, located in the Silicon Valley market, was unlikely to generate cash flows during our estimated investment period sufficient to recover our net book basis as of December 31, 2011. The primary factor leading to this determination was our determination that the market rental rate we could obtain, and the low demand for office space in the particular sub market in which the building is located, did not support our recorded carrying value. As a result of our review and based on our estimate of future cash flow and fair value of the office property, we recognized an impairment charge of approximately $23.5 million to adjust the carrying value to our estimate of fair value as of December 31, 2011.

Impairment — Debt related investments

We review our debt related investments on a quarterly basis, and more frequently when such an evaluation is warranted, to determine if impairment exists. A debt related investment is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the agreement. When a loan is deemed impaired, the impairment is measured based on the expected future cash flows discounted at the loan’s effective interest rate. As a practical expedient, the Financial Accounting Standards Board (the “FASB”) issued ASC Topic 310, Receivables (“ASC Topic 310”) permits a creditor to measure impairment based on the fair value of the collateral of an impaired collateral-dependent loan or to measure impairment based on an observable market price for the impaired loan as an alternative to discounting expected future cash flows. Regardless of the measurement method, a creditor should measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

During 2011, we recognized provision losses of approximately $23.0 million related to two of our debt related investments due to our determination that there has been or it is probable that there will be a disruption of cash flows, in timing or amount, and the resulting estimated discounted cash flows from our investments is less than our carrying value.

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

New Accounting Pronouncements

In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance is effective for us beginning January 1, 2012, with early adoption permitted. We do not expect the adoption will have a material effect on our consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. This new guidance requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. This new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for us beginning January 1, 2012, with early adoption permitted. As this guidance only amends the presentation of the components of comprehensive income, the adoption will not have an impact on our consolidated financial position or results of operations. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. We adopted the guidance to change the presentation of other comprehensive income by presenting comprehensive income together with the statement of operations in the consolidated statement of comprehensive income.

In April 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. This new guidance, which is effective for us beginning January 1, 2012, amends current U.S. GAAP fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. We do not expect the adoption will have a material impact on our consolidated financial position or results of operations.

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

As of December 31, 2011, we had approximately $57.2 million of floating rate real estate-related debt investment principal balance indexed to LIBOR rates. If such LIBOR rates were to decrease by 10%, and these investments continued to perform, we would realize a decrease in annual income of approximately $17,000 associated with these investments. Conversely, as of December 31, 2011, we had approximately $401.3 million of variable rate borrowings outstanding indexed to LIBOR rates and the federal funds overnight rate. If the prevailing market interest rates relevant to our remaining variable rate borrowings were to increase 10%, we estimate that our annual interest expense would increase by approximately $37,000, based on our outstanding floating-rate debt as of December 31, 2011.

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

Disclosure Controls and Procedures

As of December 31, 2011, the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, under the supervision and with the participation of our President (principal executive officer) and our Chief Financial Officer (principal financial officer). Based upon this evaluation, our President and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011, to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that information is accumulated and communicated to management, including our President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

During 2011, management conducted an evaluation of the effectiveness of our internal control over financial reporting, based upon criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls, and a conclusion on this evaluation. Based upon this evaluation, management determined that our internal control over financial reporting is effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control procedures that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 20, 2012, we filed Articles of Restatement with the Maryland State Department of Assessments and Taxation in order to consolidate our Fifth Articles of Amendment and Restatement and our Articles of Amendment thereto. Our Articles of Restatement are filed as Exhibit 3.1 to this Annual Report on Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors is incorporated herein by reference from the section entitled “Board of Directors” in our definitive Proxy Statement to be filed in connection with the 2012 Annual Meeting of Stockholders (our “Proxy Statement”).

The information regarding our executive officers is incorporated herein by reference from the section entitled “Executive Officers” in our Proxy Statement.

The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

The information regarding the Company’s Code of Business Conduct and Ethics is incorporated herein by reference from the section entitled “Statement on Corporate Governance” in our Proxy Statement.

The information regarding the Company’s procedures by which security holders may recommend nominees to the Company’s Board of Directors is incorporated herein by reference from the section entitled “Advance Notice for Stockholder Nominations and Proposals for 2013 Annual Meeting” in our Proxy Statement.

The information regarding the members of the Audit Committee and the determination of an audit committee financial expert is incorporated herein by reference from the section entitled “Board and Committee Meetings” in our Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

Information required for this item is incorporated herein by reference from the section entitled “Compensation of Directors and Executive Officers” in our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and securities authorized from issuance under equity compensation plan are incorporated herein by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Incentive Plan” in our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement.

Information regarding director independence is incorporated herein by reference from the section entitled “Board of Directors” in our Proxy Statement.

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

(b)	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description

2.1	Purchase and Sale Agreement by and among iStar Financial Inc., the entities set forth therein and TRT Acquisitions LLC, dated May 3, 2010, incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q, filed August 13, 2010

2.1.1	First Amendment to Purchase and Sale Agreement by and among iStar Financial Inc., the entities set forth therein and TRT Acquisitions LLC, dated May 11, 2010, incorporated by reference to Exhibit 2.1.1 to the Company’s Quarterly Report on Form 10-Q, filed August 13, 2010

2.1.2	Second Amendment to Purchase and Sale Agreement by and among iStar Financial Inc., the entities set forth therein and TRT Acquisitions LLC, dated May 21, 2010, incorporated by reference to Exhibit 2.1.2 to the Company’s Quarterly Report on Form 10-Q, filed August 13, 2010

2.1.3	Third Amendment to Purchase and Sale Agreement by and among iStar Financial Inc., the entities set forth therein and TRT Acquisitions LLC, dated June 24, 2010, incorporated by reference to Exhibit 2.1.3 to the Company’s Quarterly Report on Form 10-Q, filed August 13, 2010

2.1.4	Fourth Amendment to Purchase and Sale Agreement by and among iStar Financial Inc., the entities set forth therein and TRT Acquisitions LLC, dated June 25, 2010, incorporated by reference to Exhibit 2.1.4 to the Company’s Quarterly Report on Form 10-Q, filed August 13, 2010

2.2	Member Interest Purchase and Sale Agreement by and among iStar Financial Inc., iStar Harborside LLC and TRT Acquisitions LLC, dated May 3, 2010, incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q, filed August 13, 2010

2.2.1	First Amendment to Member Interest Purchase and Sale Agreement by and among iStar Financial Inc., iStar Harborside LLC and TRT Acquisitions LLC, dated May 11, 2010, incorporated by reference to Exhibit 2.2.1 to the Company’s Quarterly Report on Form 10-Q, filed August 13, 2010

2.2.3	Second Amendment to Member Interest Purchase and Sale Agreement by and among iStar Financial Inc., iStar Harborside LLC and TRT Acquisitions LLC, dated May 21, 2010, incorporated by reference to Exhibit 2.2.2 to the Company’s Quarterly Report on Form 10-Q, filed August 13, 2010

2.2.4	Third Amendment to Member Interest Purchase and Sale Agreement by and among iStar Financial Inc., iStar Harborside LLC and TRT Acquisitions LLC, dated June 24, 2010, incorporated by reference to Exhibit 2.2.3 to the Company’s Quarterly Report on Form 10-Q, filed August 13, 2010

2.2.5	Fourth Amendment to Member Interest Purchase and Sale Agreement by and among iStar Financial Inc., iStar Harborside LLC and TRT Acquisitions LLC, dated June 25, 2010, incorporated by reference to Exhibit 2.2.4 to the Company’s Quarterly Report on Form 10-Q, filed August 13, 2010

Exhibit Number	Description

2.3	Partnership Interests Purchase and Sale Agreement by and among iStar Financial Inc., iStar NG Inc., iStar NG GenPar Inc. and TRT Acquisitions LLC, dated June 25, 2010, incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q, filed August 13, 2010

2.4	Member Interest Purchase and Sale Agreement by and among iStar Financial Inc., iStar CTL Holdco LLC and TRT Acquisitions LLC, dated June 25, 2010, incorporated by reference to Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q, filed August 13, 2010

3.1	Articles of Restatement*

3.2	Second Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed March 28, 2008

4.1	Third Amended and Restated Distribution Reinvestment Plan incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed February 7, 2011

4.2	Sixth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed February 7, 2011

4.3	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates)*

10.1	Credit Agreement, dated September 27, 2011, among Dividend Capital Total Realty Operating Partnership, L.P., as the borrower, PNC Bank, National Association, as administrative agent, swing line lender and L/C issuer, and the lender parties thereto, incorporated by reference to Exhibit (b)(1) to the Company’s Schedule TO, filed October 17, 2011

21	Subsidiaries of the registrant*

23.1	Consent of KPMG LLP*

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.1	The following information from this Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity; and (iv) Consolidated Statements of Cash Flows*

*	Filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dividend Capital Total Realty Trust Inc.:

We have audited the accompanying consolidated balance sheets of Dividend Capital Total Realty Trust Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dividend Capital Total Realty Trust Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

March 20, 2012

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	As of December 31,
	2011	2010
ASSETS
Investments in real property:
Land	$520,977	$539,844
Building and improvements	1,640,888	1,740,144
Intangible lease assets	562,819	578,319
Accumulated depreciation and amortization	(361,357)	(247,608)

Total net investments in real property*	2,363,327	2,610,699
Debt related investments, net	92,247	217,492

Total net investments	2,455,574	2,828,191
Cash and cash equivalents	128,447	83,559
Restricted cash	29,735	31,019
Other assets, net	56,663	56,438

Total Assets	$2,670,419	$2,999,207

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$17,566	$16,307
Distributions and redemptions payable	25,010	43,732
Mortgage notes**	1,397,089	1,465,955
Other secured borrowings	84,414	126,825
Financing obligations	18,310	49,799
Intangible lease liabilities, net	92,767	99,973
Other liabilities	35,994	39,642

Total Liabilities	1,671,150	1,842,233
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 182,331,424 and 182,716,712 shares issued and outstanding, as of December 31, 2011 and December 31, 2010, respectively	1,823	1,827
Additional paid-in capital	1,640,336	1,644,249
Distributions in excess of earnings	(744,365)	(580,981)
Accumulated other comprehensive loss	(18,536)	(22,352)

Total stockholders’ equity	879,258	1,042,743
Noncontrolling interests	120,011	114,231

Total Equity	999,269	1,156,974

Total Liabilities and Equity	$2,670,419	$2,999,207

*	Includes approximately $431.8 million and $667.2 million, after accumulated depreciation and amortization, in consolidated real property variable interest entity investments as of December 31, 2011 and 2010, respectively.

**	Includes approximately $349.1 million and $484.4 million in mortgage notes of consolidated real property variable interest entity investments as of December 31, 2011 and 2010, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share information)

	For the Years Ended December 31,
	2011	2010	2009
REVENUE:
Rental revenue	$252,754	$202,126	$134,729
Debt related income	11,107	14,961	10,012

Total Revenue	263,861	217,087	144,741
EXPENSES:
Rental expense	52,330	46,770	35,838
Real estate depreciation and amortization expense	120,751	91,901	54,806
General and administrative expenses	7,334	5,619	5,023
Asset management fees, related party	20,854	18,945	12,939
Acquisition-related expenses net of other gains*	610	18,185	4,936
Impairment of real estate property	23,500	-	-
Provision for loss on debt related investments	23,037	1,278	17,339
Other-than-temporary impairment on securities	3,369	5,387	13,141

Total Operating Expenses	251,785	188,085	144,022
Operating Income	12,076	29,002	719
Other Income (Expenses):
Equity in earnings of unconsolidated joint venture	-	941	2,210
Interest and other income	2,616	4,125	10,967
Interest expense	(90,188)	(76,348)	(53,468)
Loss on derivatives	(85)	(245)	(7,998)
Loss on financing commitments	-	(5,101)	-
Gain on disposition of securities	-	39,870	-

Loss from continuing operations	(75,581)	(7,756)	(47,570)
Income (loss) from discontinued operations, net of taxes**	11,015	(14,651)	489

Net loss	(64,566)	(22,407)	(47,081)
Net loss attributable to noncontrolling interests	6,886	1,705	2,296

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(57,680)	$(20,702)	$(44,785)

Net Loss	$(64,566)	$(22,407)	$(47,081)
Other Comprehensive Income:
Net unrealized change from available-for-sale securities	1,260	(28,864)	36,153
Unrealized change from cash flow hedging derivatives	2,837	2,499	16,380

Comprehensive (loss) income	(60,469)	(48,772)	5,452
Comprehensive loss attributable to noncontrolling interests	6,605	2,867	426

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	(53,864)	(45,905)	5,878

Net loss per basic and diluted common share:
Continuing operations	$(0.37)	$(0.03)	$(0.26)
Discontinued Operations	$0.06	$(0.08)	$0.00

NET LOSS PER BASIC AND DILUTED COMMON SHARE	$(0.31)	$(0.11)	$(0.26)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	183,813	184,215	174,006

Diluted	197,377	193,773	181,109

*	Includes $218,000, $13.5 million and $2.3 million paid to our Advisor for the year ended December 31, 2011, 2010 and 2009, respectively.

**	Income (loss) includes $1.6 million and $2.1 million paid for asset management fees associated with the disposition of real properties to our Advisor during the years ended December 31, 2011 and 2010, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Stockholders’ Equity
			Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amount
Balances, December 31, 2008	159,029	$1,590	$1,431,989	$(304,661)	$(43,849)	$74,797	$1,159,866
Comprehensive income (loss):
Net loss	-	-	-	(44,785)	-	(2,296)	(47,081)
Cumulative effect of adoption of accounting principal	-	-	-	3,963	(3,963)	-	-
Net unrealized change from available-for-sale securities	-	-	-	-	34,936	1,217	36,153
Cash flow hedging derivatives	-	-	-	-	15,727	653	16,380
Common stock:
Issuance of common stock, net of offering costs	29,385	294	266,595	-	-	-	266,889
Redemptions of common stock	(5,575)	(56)	(52,432)	-	-	-	(52,488)
Amortization of stock based compensation	-	-	33	-	-	-	33
Distributions on common stock	-	-	-	(104,366)	-	-	(104,366)
Noncontrolling interests:
Contributions of noncontrolling interests	-	-	-	-	-	4,242	4,242
Distributions to noncontrolling interests	-	-	-	-	-	(7,042)	(7,042)

Balances, December 31, 2009	182,839	$1,828	$1,646,185	$(449,849)	$2,851	$71,571	$1,272,586

Comprehensive income (loss):
Net loss	-	-	-	(20,702)	-	(1,705)	(22,407)
Net unrealized change from available-for-sale securities	-	-	-	-	(27,579)	(1,285)	(28,864)
Cash flow hedging derivatives	-	-	-	-	2,376	123	2,499
Common stock:
Issuance of common stock, net of offering costs	5,526	55	52,078	-	-	-	52,133
Redemptions of common stock	(5,648)	(56)	(54,043)	-	-	-	(54,099)
Amortization of stock based compensation	-	-	29	-	-	-	29
Distributions on common stock	-	-	-	(110,430)	-	-	(110,430)
Noncontrolling interests:							-
Contributions of noncontrolling interests	-	-	-	-	-	53,604	53,604
Distributions to noncontrolling interests	-	-	-	-	-	(8,077)	(8,077)

Balances, December 31, 2010	182,717	$1,827	$1,644,249	$(580,981)	$(22,352)	$114,231	$1,156,974

Comprehensive loss:
Net loss	-	-	-	(57,680)	-	(6,886)	(64,566)
Net unrealized change from available-for-sale securities	-	-	-	-	1,174	86	1,260
Cash flow hedging derivatives	-	-	-	-	2,642	195	2,837
Common stock:
Issuance of common stock, net of offering costs	5,274	53	45,749	-	-	-	45,802
Conversion of OP Units to common stock	118	1	977	-	-	(978)	-
Redemptions of common stock	(5,778)	(58)	(48,308)	-	-	-	(48,366)
Amortization of stock based compensation	-	-	22	-	-	-	22
Distributions on common stock	-	-	-	(105,704)	-	-	(105,704)
Noncontrolling interests:							-
Contributions of noncontrolling interests	-	-	-	-	-	28,065	28,065
Distributions to noncontrolling interests	-	-	-	-	-	(10,470)	(10,470)
Purchase of noncontrolling interest from joint venture partner	-	-	(2,353)	-	-	(4,232)	(6,585)

Balances, December 31, 2011	182,331	$1,823	$1,640,336	$(744,365)	$(18,536)	$120,011	$999,269

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2011	2010	2009
OPERATING ACTIVITES:
Net loss	$(64,566)	$(22,407)	$(47,081)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate depreciation and amortization expense	126,890	98,009	57,834
Net amortization of real estate securities discounts and premiums	(16)	1,423	2,691
Other depreciation and amortization	5,584	3,984	(458)
Gain on disposition of securities	-	(39,870)	-
Other-than-temporary impairment on securities	3,369	5,387	13,141
Provision for loss on debt related investments	23,037	1,278	17,339
Unrealized impairment loss on real property	23,500	3,900	-
(Gain) loss on disposition of real property	(13,588)	10,627	-
Loss on extinguishment of debt	-	5,094	-
Loss on derivatives	85	245	7,673
Other adjustments to reconcile loss to net cash provided by operating activities	819	386	-
Changes in operating assets and liabilities:
Increase in restricted cash	(1,293)	(14,393)	(1,137)
Increase in other assets	(9,223)	(12,462)	(5,851)
Increase in accounts payable and accrued expenses	2,582	664	3,925
(Decrease) increase in other liabilities	(2,838)	8,335	3,145

Net cash provided by operating activities	94,342	50,200	51,221
INVESTING ACTIVITIES:
Acquisition of real property	(21,456)	(1,338,922)	(164,501)
Capital expenditures in real property	(11,850)	(2,284)	(5,145)
Proceeds from unconsolidated joint venture	-	17,000
Proceeds from disposition of real property	81,651	32,182	-
Disposition of real estate securities	-	72,901	-
Investment in debt related investments	-	(75,359)	(68,995)
Principal collections on debt related investments	43,605	103	-
Increase in restricted cash	(2,493)	(2,710)	(6,476)
Other investing activities	-	82	3

Net cash provided by (used in) investing activities	89,457	(1,297,007)	(245,114)
FINANCING ACTIVITIES:
Mortgage note proceeds	-	863,995	53,334
Mortgage note principal repayments	(11,109)	(40,173)	(4,445)
Proceeds from other secured borrowings	19,162	205,639	-
Repayment of other secured borrowings	(471)	(88,723)	(2,508)
Redemption of common shares	(62,588)	(54,839)	(37,132)
Distributions to common stockholders	(64,458)	(57,886)	(47,166)
Distributions to noncontrolling interest holders	(10,408)	(7,377)	(6,959)
Settlement of cash flow hedging derivatives	(278)	(600)	(21,195)
Proceeds from sale of common stock	-	-	246,724
Offering costs for issuance of common stock	(91)	(61)	(20,809)
Payments for deferred financing costs	(1,743)	(17,050)	(1,913)
(Increase) decrease in restricted cash	(51)	13,290	430
Financing obligation proceeds	-	-	12,258
Other financing activities	(6,876)	(635)	(2,153)

Net cash (used in) provided by financing activities	(138,911)	815,580	168,466
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	44,888	(431,227)	(25,427)
CASH AND CASH EQUIVALENTS, beginning of period	83,559	514,786	540,213
CASH AND CASH EQUIVALENTS, end of period	$128,447	$83,559	$514,786

Supplemental Disclosure of Cash Flow Information:
Assumed mortgage	$-	$-	$65,500
Amount issued pursuant to the distribution reinvestment plan	$45,732	$52,573	$53,275
Cash paid for interest	$84,113	$72,320	$49,979
Issuances of OP Units for beneficial interests	$28,597	$58,934	$7,465
Non-cash repayment of mortgage note and other secured borrowings	$120,029	$298,912	$-
Non-cash principal collection on debt related investment	$61,103	$-	$-
Non-cash origination of debt related investment	$-	$16,470	$-

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

As of the close of business on September 30, 2009, we terminated the primary portion of our follow-on public offering of shares of our common stock and ceased accepting new subscriptions to purchase shares of our common stock. However, we have offered and will continue to offer shares of common stock through our distribution reinvestment plan, (the “DRIP” Plan). As a result of the termination of the primary portion of our follow-on public offering, we terminated our dealer manager agreements with Dividend Capital Securities LLC (the “Dealer Manager”), one of our affiliates, that served as the dealer manager of our public offerings. During the year ended December 31, 2010, we also terminated our dealer manager agreements with the Dealer Manager covering our private placement offerings.

We have raised equity capital through (i) selling shares of our common stock through our initial and follow-on public offerings, (ii) reinvestment of dividends by our stockholders through the DRIP Plan and (iii) our Operating Partnership’s private placement offerings (see Note 7). We will continue to raise equity capital through the reinvestment of dividends by our stockholders through the DRIP Plan. As of December 31, 2011, we raised approximately $1.8 billion in net proceeds comprised of (i) approximately $1.4 billion (net of redemptions and selling costs) from the sale of approximately 158.6 million shares of our common stock pursuant to our primary offerings of common stock, (ii) approximately $218.9 million, net of selling costs, from the sale of 23.6 million shares sold pursuant to the DRIP Plan and (iii) net proceeds of approximately $159.1 million, net of redemptions and selling costs, pursuant to our Operating Partnership’s private placement offerings.

We are currently invested in a diverse portfolio of real properties and real estate-related debt investments. Our investment in real property consists of office, industrial, and retail properties, located in North America. Additionally, we are invested in certain real estate-related debt investments, including originating and participating in mortgage loans secured by real estate, junior portions of first mortgages on commercial properties (“B-notes”), mezzanine debt and other related investments (herein referred to as “debt related investments”).

As of December 31, 2011, we had gross investments of approximately $2.8 billion, comprised of approximately (i) $2.7 billion in real property, and (ii) $92.2 million in debt related investments.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Due to our control of our Operating Partnership through our sole general partnership interest and the limited rights of the limited partners, we consolidate our Operating Partnership and limited partner interests not held by us are reflected as noncontrolling interests in the accompanying consolidated financial statements (herein referred to as “financial statements”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Judgments made by us with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a variable interest entity involve consideration of various factors, including the form of our ownership interest, the size of our investment (including loans), our ability to direct the activities of the entity, and our obligation to absorb the losses of, or, our right to receive benefits from the entity. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our financial statements and, consequently, our financial position and specific items in our results of operations that are used by our stockholders, lenders and others in their evaluation of us. As of December 31, 2011 and 2010, we consolidated approximately $544.6 million and $788.3 million, respectively, in real property investments, before accumulated depreciation and amortization of approximately $112.8 million and $121.1 million, respectively, and approximately $349.1 million and $484.4 million, respectively, in mortgage note borrowings associated with our consolidated variable interest entities. The maximum risk of loss related to our investment in these consolidated variable interest entities is limited to our recorded net investments in such entities. The creditors of the consolidated variable interest entities do not have recourse to our general credit.

Generally, we consolidate real estate partnerships and other entities that are not variable interest entities when we own, directly or indirectly, a majority voting interest in the entity.

Reclassifications

Certain amounts included in the accompanying financial statements for 2010 and 2009 have been reclassified to conform to the 2011 financial statements presentation. We reclassified all amounts reported as impairment on real property, provision for loss on debt related investments, and other-than-temporary impairment on securities from Other Income (Expense) to Operating Expenses for all periods presented. Income statement amounts for properties disposed of have been reclassified to discontinued operations for all periods presented. Certain income statement related disclosures in the accompanying footnotes exclude amounts that have been reclassified to discontinued operations. In addition, we have changed our presentation of comprehensive income in connection with our adoption of the related new accounting pronouncement.

Investments

Real Property

Costs associated with the acquisition of real property, including acquisition fees paid to our Advisor, are expensed as incurred. In addition, we estimate the fair value of contingent consideration and contingencies related to acquisitions of real property in determining the total cost of the property acquired. Subsequent changes in the fair value of such contingent consideration are recorded either as a gain or loss in our statement of operations. Contingencies are subsequently adjusted through the statement of operations when new information becomes available indicating that settlement of a contingent liability is probable and can be estimated at an amount greater than the acquisition date fair value, or the contingency is resolved, in which case the contingent asset or liability is derecognized. As a result, during the years ended December 31, 2011, 2010 and 2009, we had acquisition-related expenses of approximately $610,000, $18.2 million and $4.9 million, respectively.

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

We record acquired “above-market” and “below-market” leases at their fair value equal to the difference between the contractual amounts to be paid pursuant to each in-place lease and our estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining term of the lease plus the term of any below-market fixed-rate renewal option periods for below-market leases. In addition, we allocate a portion of the purchase price of an acquired property to the estimated value of customer relationships, if any. As of December 31, 2011, we had not recorded any estimated value to customer relationships.

Intangible in-place lease assets are amortized over the corresponding lease term. Above-market lease assets are amortized as a reduction in rental revenue over the corresponding lease term. Below-market lease liabilities are amortized as an increase in rental revenue over the corresponding lease term, plus any applicable below-market fixed-rate renewal option periods. The following table summarizes the amounts that we have incurred in amortization expense for intangible lease assets and adjustments to rental revenue for above-market lease assets and below-market lease liabilities for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands).

	2011	2010	2009
Above-market lease assets	$(8,158)	$(5,413)	$(2,307)
Below-market lease liabilities	8,958	7,058	5,347

Net rental revenue adjustment	$800	$1,645	$3,040

Intangible lease asset amortization	$73,999	$53,879	$26,731

We expense any unamortized intangible lease asset or record an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability when a tenant terminates a lease before the stated lease expiration date. The following table summarizes lease assets and liabilities that we wrote off during the years ended December 31, 2011, 2010 and 2009 as a result of early lease terminations (amounts in thousands).

	2011	2010	2009
Above-market lease assets	$25	$28	$384
Below-market lease liabilities	-	(169)	(403)

Total	$25	$(141)	$(19)

Intangible lease assets	$602	$1,276	$2,176

Real property assets, including land, building, building and land improvements, tenant improvements, lease commissions, and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over their estimated useful lives as described in the following table.

Description	Depreciable Life
Land	Not depreciated
Building	40 years
Building and land improvements	5-20 years
Tenant improvements	Lesser of useful life or lease term
Lease commissions	Over lease term
Intangible in-place lease assets	Over lease term
Above-market lease assets	Over lease term
Below-market lease liabilities	Over lease term, including below-market fixed-rate renewal options

The following table presents expected amortization during the next five years and thereafter related to the acquired above-market lease assets, below-market lease liabilities and acquired in-place lease intangibles, for properties owned as of December 31, 2011 (amounts in thousands).

	2012	2013	2014	2015	2016	Thereafter	Total
Acquired below-market lease liabilities	$8,562	$7,322	$6,586	$5,641	$5,168	$59,488	$92,767
Acquired above-market lease assets	(7,743)	(7,427)	(6,933)	(6,445)	(6,378)	(7,114)	(42,040)

Net rental revenue increase (decrease)	$819	$(105)	$(347)	$(804)	$(1,210)	$52,374	$50,727

Acquired in-place lease intangible amortization	$69,132	$59,515	$45,766	$38,259	$36,298	$59,896	$308,866

Discontinued Operations

Discontinued operations represent properties that we have either disposed of or have classified as held for sale if both the operations and cash flows of the property have been or will be eliminated from our ongoing operations as a result of the disposal transaction and if we will not have any significant continuing involvement in the operations of the property after the disposal transaction. The results of operations of properties that have been classified as discontinued operations are also reported as discontinued operations for all periods presented. We classify a property as held for sale when certain criteria are met. At such time, the respective assets and liabilities are presented separately on our Consolidated Balance Sheets and depreciation is no longer recognized. Assets held for sale are reported at the lower of their carrying amount or their estimated fair value less the costs to sell the assets. As of December 31, 2011, all of our real properties are classified as held and used.

Debt related investments

Debt related investments are considered to be held for investment, as we have both the intent and ability to hold these investments until maturity. Accordingly, these assets are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments and unfunded commitments unless such loans or investments are deemed to be impaired.

Revenue Recognition

Revenue Recognition — Real Property

We record rental revenue for the full term of each lease on a straight-line basis. Certain properties have leases that offer the tenant a period of time where no rent is due or where rent payments increase during the term of the lease. Accordingly, we record a receivable from tenants for rent that we expect to collect over the remaining lease term rather than currently, which is recorded as straight-line rents receivable. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation. For the years ended December 31, 2011, 2010 and 2009, the total increase to rental revenue due to straight-line rent adjustments was approximately $9.8 million, $7.9 million and $4.1 million, respectively.

Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as rental revenue. Tenant recovery income recognized as rental revenue for the years ended December 31, 2011, 2010 and 2009 was approximately $31.5 million, $29.8 million and $26.4 million, respectively.

Revenue Recognition — Debt related investments

Interest income on debt related investments is recognized over the life of the investment using the effective interest method and recognized on an accrual basis. Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan. Anticipated exit fees, where collection is expected, are also recognized over the term of the debt related investment. A debt related investment is considered to be non-performing and is placed on non-accrual status when it becomes delinquent and management determines it is probable that it will be unable to collect all amounts due according to contractual terms. While on non-accrual status, debt related investments are accounted for on a cash basis, where interest income is recognized only upon actual receipt of cash. Non-accrual debt investments are returned to accrual status when they become contractually current.

Impairment

Impairment — Real Property

We review our investments in real property individually on a quarterly basis, and more frequently when such an evaluation is warranted, to determine their appropriate classification, as well as whether there are indicators of impairment. The investments in real property are either classified as held for sale or held and used.

As of December 31, 2011, all of our properties are classified as held and used. These held and used assets are reviewed for indicators of impairment, which may include, among others, each tenant’s inability to make rent payments, operating losses or negative operating trends at the property level, notification by a tenant that it will not renew its lease, a decision to dispose of a property, including a change in estimated holding periods, or adverse changes in the fair value of any of our properties. If indicators of impairment exist on a held and used asset, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is greater than the current net book value, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is less than its current net book value, we recognize an impairment loss for the difference between the net book value of the property and its estimated fair value. If a property is classified as held for sale, we recognize an impairment loss if the current net book value of the property exceeds its fair value less selling costs. If our assumptions, projections or estimates regarding a property change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the property. See Note 3 for a discussion of impairment charges relating to our real properties recorded during the years ended December 31, 2011, 2010, and 2009.

Impairment — Debt Related Investments

We review our debt related investments on a quarterly basis, and more frequently when such an evaluation is warranted, to determine if impairment exists. A debt related investment is impaired when, based on current information and events including economic, industry and geographical factors, it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the agreement. When our investment is deemed impaired, the impairment is measured based on the expected future cash flows discounted at the investment’s effective interest rate. As a practical expedient, we may measure impairment based on the fair value of the collateral of an impaired collateral-dependent investment or to measure impairment based on an observable market price for the impaired investment as an alternative to discounting expected future cash flows. Regardless of the measurement method, we measure impairment based on the fair value of the collateral when it is determined that foreclosure is probable. A debt related investment is also considered impaired if its terms are modified in a troubled debt restructuring (“TDR”). A TDR occurs when we grant a concession to a borrower in financial difficulty by modifying the original terms of the loan. Impairments on TDR loans are generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. See Note 4 for a discussion of impairment charges relating to our debt related investments recorded during the years ended December 31, 2011, 2010, and 2009.

Investment in Real Estate Securities

As of December 31, 2011 and 2010, we held investments in real estate securities of approximately $1.9 million and $4.0 million, respectively. Real estate securities are included in other assets, net, in the accompanying balance sheets.

Other-than-temporary Impairment

During the years ended December 31, 2011, 2010, and 2009, we recorded approximately $3.4 million, $5.4 million, and $13.1 million, respectively, related to other-than-temporary impairment of our CMBS and CRE-CDO securities, offset by the reclassification of approximately $4.0 million of noncredit related other-than-temporary impairment from distributions in excess of earnings to accumulated other comprehensive income (loss) during the year ended December 31, 2009. Due to volatility with the credit market and its unpredictable impact for such securities, we determined that we cannot reliably predict the timing and amount of cash flows that we expect to receive related to the majority of our CMBS and CRE-CDO securities. Therefore, we account for such securities under the cost recovery method of accounting. The application of the cost recovery method of accounting requires that we cease to recognize interest income related to these securities until the amortized cost of each respective security is depleted or until we can reliably estimate cash flows, which has resulted in diminished securities income. Once the amortized cost of each security is depleted or we can reasonably estimate cash flows, cash payments will be recorded to interest income, which will result in increased securities income in future periods. Under the cost recovery method of accounting, if the fair value of a security falls below the amortized cost of that security and we do not anticipate that the receipt of near term cash flows will sufficiently reduce the security’s amortized cost below its fair value, then we recognize an other-than-temporary impairment in an amount equal to the difference between that security’s fair value and its amortized cost.

Credit Losses

A credit loss represents the difference between the present value of expected future cash flows and the amortized cost basis of a debt security. As of December 31, 2011, we had recognized approximately $140.1 million in other-than-temporary impairment related to our investments in debt securities. On April 1, 2009, for certain securities, we reclassified approximately $4.0 million in noncredit related other-than-temporary impairment from distributions in excess of earnings to accumulated other comprehensive income (loss). The following table presents a rollforward of the cumulative credit loss component of the amortized cost of debt securities for the year ended December 31, 2010 (amounts in thousands).

	CRE-CDOs	CMBS	Total
Credit loss as of December 31, 2010	$133,708	$3,887	$137,595
Other than-temporary impairment during period	3,369	-	3,369

Balance as of December 31, 2011	$137,077	$3,887	$140,964

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less such as money market mutual funds or certificates of deposits. As of December 31, 2011 and 2010, we have not realized any losses in such cash accounts or investments and believe that we are not exposed to any significant credit risk.

Restricted Cash

Restricted cash consists primarily of lender and property-related escrow accounts. As of December 31, 2011 and 2010, we had not realized any losses in such restricted cash accounts or investments related to, and believe that we are not exposed to, any significant credit risk.

Collectability of Receivables

We evaluate the collectability of our rent and other receivables on a regular basis based on factors including, among others, payment history, the financial strength of the tenant or borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full amount of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. As of December 31, 2011 and 2010, we had allowances included in the caption other assets, net, in our accompanying balance sheets of approximately $1.7 million and $1.2 million, respectively. If our assumptions or estimates regarding the collectability of a receivable change in the future, we may have to record allowances to reduce or further reduce the carrying value of the receivable.

Deferred Loan Costs

Deferred loan costs include fees and costs incurred to obtain long-term financing. These fees and costs are amortized over the terms of the related loans. As of December 31, 2011 and 2010, we had outstanding deferred loan costs, including amounts associated with our private placement offerings, of $13.9 million and $18.7 million, net of accumulated amortization of approximately $7.4 million and $4.8 million, respectively. Unamortized deferred loan costs are included in the gain or loss on debt extinguishment or gain or loss on disposition of real property if the related debt is retired before the maturity date.

Stock-Based Compensation

As of both December 31, 2011 and 2010, we had granted 90,000 options to our independent directors pursuant to the equity incentive plan. Options granted under our equity incentive plan are valued using the Black-Scholes option-pricing model and are amortized to salary expense on a straight-line basis over the benefit period. Such expense is included in general and administrative expenses in the accompanying statements of operations. For the years ended December 31, 2011, 2010 and 2009, we recorded expense related to the equity incentive plan of approximately $22,000, $30,000 and $33,000, respectively. The following table describes options to purchase common stock that have been granted to our independent directors pursuant to our equity incentive plan as of December 31, 2011.

Grant Date	Exercise Price per Share	Maximum Term	Vesting Period	Options Granted
April 3, 2006	$11.00	10 years	5 years	30,000
August 27, 2007	$11.00	10 years	2 years	15,000
August 21, 2008	$11.00	10 years	2 years	15,000
June 29, 2009	$11.00	10 years	2 years	15,000
June 29, 2010	$11.00	10 years	2 years	15,000

Total				90,000

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) as reported in the accompanying statements of equity primarily consists of the cumulative loss related to our real estate securities of approximately $171,000, net of attribution to noncontrolling interests, and a cumulative loss related to our derivatives of $18.4 million, net of attribution to noncontrolling interests.

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

Concentration of Credit Risk

Concentration of credit risk with respect to accounts receivable currently exists due to a number of tenants whose rental payments to us make up a relatively high percentage of our rental revenue. The following is a summary, as of December 31, 2011, of the top five tenants as a percentage of consolidated annual base rent and square feet (dollar amounts and square feet in thousands):

Tenant	Locations	Industry	Annualized Rental Revenue (1)	% of Total Annualized Rental Revenue	Square Feet	% of Total Portfolio Square Feet
Charles Schwab & Company, Inc.	1	Finance and Insurance	$22,299	10.7%	594	3.5%
Northrop Grumman, Inc.	2	Professional, Scientific and Technical Services	16,800	8.1%	699	4.1%
Sybase, Inc.	1	Information	15,500	7.4%	405	2.4%
The Stop & Shop Supermarket Company LLC	15	Retail Trade	13,450	6.5%	872	5.1%
DirecTV	1	Information	5,713	2.7%	257	1.5%

Total	20		$73,762	35.4%	2,827	16.6%

(1)	Annualized base rent represents the annualized monthly base rent of executed leases as of December 31, 2011.

Our properties in California, Massachusetts, New Jersey, and Texas accounted for approximately 16%, 16%, 15%, and 11%, respectively, of our total gross investments of our real property portfolio as of December 31, 2011. A deterioration of general economic or other relevant conditions, changes in governmental laws and regulations, acts of nature, demographics or other factors in any of those states or the geographical region in which they are located could result in the loss of a tenant, a decrease in the demand for our properties and a decrease in our revenues from those markets, which in turn may have a disproportionate and material adverse effect on our results of operations and financial condition.

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance is effective for us beginning January 1, 2012, with early adoption permitted. We do not expect the adoption will have a material effect on our consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. This new guidance requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. This new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for us beginning January 1, 2012, with early adoption permitted. As this guidance only amends the presentation of the components of comprehensive income, the adoption will not have an impact on our consolidated financial position or results of operations. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. We adopted the guidance to change the presentation of other comprehensive income by presenting comprehensive income together with the statement of operations in the consolidated statement of comprehensive income.

In April 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. This new guidance, which is effective for us beginning January 1, 2012, amends current U.S. GAAP fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. We do not expect the adoption will have a material impact on our consolidated financial position or results of operations.

3.	INVESTMENTS IN REAL PROPERTY

Our consolidated investments in real property consist of investments in office, industrial and retail properties. The following tables summarize our consolidated investments in real property as of December 31, 2011 and 2010 (amounts in thousands).

Real Property	Land	Building and Improvements	Intangible Lease Assets	Total Investment Amount	Intangible Lease Liabilities	Net Investment Amount

As of December 31, 2011:
Office	$237,464	$888,327	$421,647	$1,547,438	$(61,310)	$1,486,128
Industrial	54,915	335,006	62,947	452,868	(7,765)	445,103
Retail	228,598	417,555	78,225	724,378	(51,273)	673,105

Total gross book value	520,977	1,640,888	562,819	2,724,684	(120,348)	2,604,336
Accumulated depreciation/amortization	-	(149,444)	(211,913)	(361,357)	27,581	(333,776)

Total net book value	$520,977	$1,491,444	$350,906	$2,363,327	$(92,767)	$2,270,560

As of December 31, 2010:
Office	$266,122	$966,750	$434,497	$1,667,369	$(63,393)	$1,603,976
Industrial	58,820	359,755	68,861	487,436	(8,952)	478,484
Retail	214,902	413,639	74,961	703,502	(47,076)	656,426

Total gross book value	539,844	1,740,144	578,319	2,858,307	(119,421)	2,738,886
Accumulated depreciation/amortization	-	(108,145)	(139,463)	(247,608)	19,448	(228,160)

Total net book value	$539,844	$1,631,999	$438,856	$2,610,699	$(99,973)	$2,510,726

Acquisitions

During the year ended December 31, 2011, we acquired two retail properties in the New England market aggregating approximately 147,000 square feet with a combined purchase price of approximately $21.8 million.

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

Market	No. of Properties (1)	Net Rentable Square Footage (1)	Gross Investment Amount (1) (2) (3)
Office Properties:
Northern New Jersey	2	807	$249,236
Washington, DC	2	753	209,587
Los Angeles, CA	4	557	153,171
East Bay, CA	2	465	151,904
Silicon Valley, CA	3	654	140,690
Dallas, TX	3	477	69,649
Denver, CO	2	395	60,982
Miami, FL	1	240	48,370
New England	1	132	19,196
Chicago, IL	1	100	13,504

Total Office Properties	21	4,580	1,116,289
Industrial Properties:
Chicago, IL	2	1,581	55,976
Atlanta, GA	2	1,281	44,611
Houston, TX	1	465	41,516
Central PA	1	1,004	41,114
Dallas, TX	1	766	27,640
Central Kentucky	1	727	25,932
Columbus, OH	1	643	23,667
Cleveland, OH	1	188	19,947
Denver, CO	1	85	6,258

Total Industrial Properties	11	6,740	286,661
Grand Total	32	11,320	$1,402,950

(1)	Includes (i) six industrial properties in the Chicago, IL, Central Pennsylvania, Dallas, TX, Atlanta, GA, and Columbus, OH markets totaling 4.7 million net rentable square feet with a gross investment amount of approximately $173.3 million that were sold during the year ended December 31, 2010, (ii) two office properties in the Silicon Valley, CA market totaling approximately 466,000 net rentable square feet with a gross investment amount of $45.7 million that were sold during the year ended December 31, 2010, and (iii) one office property totaling approximately 187,000 net rentable square feet with a gross investment amount of $91.6 million that was sold during the year ended December 31, 2011.

(2)	Gross investment amount of these properties exceeds the purchase price of the NOIP Portfolio due to our allocation of purchase price to intangible lease liabilities and other liabilities acquired as part of the acquisition of the NOIP Portfolio. Specifically, we made an allocation of approximately $55.2 million of the purchase price to intangible lease liabilities, which are not reflected in this table.

(3)	We made certain adjustments to the allocated purchase price of properties included in this portfolio during the year ended December 31, 2010, based on additional information obtained.

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

Real Property Impairment

During the year ended December 31, 2011, we determined that one of our office properties that we hold in a joint venture in which we are not the managing partner, located in the Silicon Valley market, was unlikely to generate cash flows during our estimated investment period sufficient to recover our net book basis as of December 31, 2011. The primary factor leading to this determination was our determination that the market rental rate we could obtain, and the low demand for office space in the particular sub market the in which the building is located, did not support our recorded carrying value. As a result of our review and based on our estimate of future cash flow and fair value of the office property, we recognized an impairment charge of approximately $23.5 million to adjust the carrying value to our estimate of fair value as of December 31, 2011.

During the year ended December 31, 2010, based on our estimate of future cash flow and fair value of an office property located in the Silicon Valley market, we recognized an impairment charge of approximately $3.9 million. We disposed of that property during the year ended December 31, 2011, and accordingly, the impairment charge is included within discontinued operations. We did not record any real property impairment charges during the year ended December 31, 2009.

Discontinued Operations

Dispositions

We present the results of operations of the properties sold and classified as held for sale and their respective aggregate net losses and impairments in our accompanying financial statements for the years ended December 31, 2011, 2010, and 2009, collectively, as discontinued operations. Interest expense is included in discontinued operations only if it is directly attributable to these operations or properties.

During the year ended December 31, 2011, we completed the disposition of five properties for a combined sales price of approximately $140.6 million. We received net cash proceeds from the dispositions of approximately $81.7 million, after the repayment of approximately $58.9 million of outstanding mortgage note balances (including the partial early repayment of certain debt secured by other operating properties that were not disposed but served as “cross collateral” for the repaid loans), and the payment of closing costs related to the sale of the properties and the payoff of debt. Our net basis in the properties was approximately $129.8 million, and we recorded a gain on the dispositions of approximately $10.8 million, which is included within discontinued operations. The properties sold included (i) two office properties in the Silicon Valley market, (ii) an industrial property in the Kansas City market, (iii) an industrial property in the Cincinnati, Ohio market and (iv) a retail property in the New England market, comprising an aggregate of approximately 1.1 million net rentable square feet.

Additionally during the year ended December 31, 2011 the borrower on one of our debt related investments fully repaid the outstanding balance and unpaid interest on a debt investment structured as a mortgage note that was collateralized by an office building in the Silicon Valley, California market. The terms of the debt investment included a provision that allowed us to participate in the profit recognized upon subsequent sale of the property securing the mortgage note. Related to this profit participation we have included approximately $2.9 million within our gain (loss) on disposition within discontinued operations as the gain directly related to our previous sale of the property, which occurred during 2010.

Income and expenses attributable to discontinued operations are summarized as follows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Revenue from discontinued operations	$8,599	$15,739	$6,908
Expenses from discontinued operations	(5,033)	(9,129)	(3,391)
Depreciation and amortization	(6,139)	(6,734)	(3,028)

(Loss) income from discontinued operations, net of taxes	(2,573)	(124)	489

Gain (Loss) on disposition, net of taxes	13,588	(14,527)	-

Income (loss) from discontinued operations, net of taxes	$11,015	$(14,651)	$489

Future Minimum Rentals

Future minimum rentals to be received under non-cancelable operating and ground leases in effect as of December 31, 2011, are as follows (amounts in thousands).

For years ended December 31,	Future Minimum Rentals
2012	$201,665
2013	195,241
2014	176,623
2015	159,261
2016	149,447
Thereafter	408,252

Total	$1,290,489

The table above does not reflect future rental revenues from the potential renewal or replacement of existing and future leases and excludes property operating expense reimbursements and assumes no early termination of leases.

Pro Forma Financial Information (Unaudited)

The following table has been prepared to provide estimated pro forma information for the years ended December 31, 2010 and 2009 with regards to our acquisition of the NOIP Portfolio and the related financing, as well as the subsequent disposition of certain assets within the NOIP Portfolio. This pro forma information includes the amounts included in revenues and net income (loss) since our acquisition of the NOIP Portfolio on June 25, 2010 and our estimate of the pro forma impact that the acquisition of each respective property would have had on our revenues and net income (loss) had we acquired these properties as of January 1, 2010 for the years ended December 31, 2010, and January 1, 2009 for the year ended December 31, 2009.

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

	For the Years Ended December 31,
	2010		2009
	Revenue (1)	(Loss) Income from Continuing Operations	Revenue (1)	Loss from Continuing Operations
Actual historical operating results (2)	$218,028	$(22,407)	$146,951	$(47,081)
Supplemental pro forma adjustment for 2010 property acquisitions (3)	46,338	8,377	101,732	(15,060)

Pro forma operating results	$264,366	$(14,030)	$248,683	$(62,141)

Pro forma operating results per basic and diluted common share		$(0.07)		$(0.34)

(1)	Includes equity-in-earnings from an unconsolidated joint venture of approximately $941,000 and $2.2 million for the years ended December 31, 2010 and 2009, respectively.

(2)	Amounts included in our actual historical operating results include approximately $55.4 million of total revenue, and a loss of approximately $23.4 million that were attributable to the NOIP Portfolio acquisition for the year ended December 31, 2010. Historical results presented do not include income or loss from discontinued operations.

(3)	Supplemental pro forma adjustment includes our estimate of incremental rental revenue, rental expense, depreciation and amortization expense, asset management fees, acquisition-related expenses, net of other gains and interest expense that we may have incurred had the NOIP Portfolio acquisition been made on January 1, 2010 for the year ended December 31 2010, and January 1, 2009, for the year ended December 31, 2009. As part of this consideration, acquisition-related expenses, net of other gains of approximately $18.2 million have been added back to our 2010 pro forma adjustment. Pro forma adjustments for 2010 acquisitions include depreciation expense of approximately $31.4 million and $64.7 million for the years ended December 31, 2010 and 2009, respectively. This supplemental pro forma adjustment does not include amounts for the six industrial properties and three office properties that were acquired with the NOIP Portfolio and sold during the years ended December 31, 2010 and 2011.

4.	DEBT RELATED INVESTMENTS

As of December 31, 2011 and 2010, we had invested in eight and 11 debt investments, respectively, with net investment amounts of approximately $92.2 million and $217.5 million, respectively, which included net unamortized deferred fees and costs of approximately $1.3 million and $1.7 million, respectively. The weighted average maturity of our debt investments as of December 31, 2011 was 1.9 years, based on our recorded net investment. The following table describes our debt related income, including equity in earnings of an unconsolidated joint venture, for the years ended December 31, 2011, 2010 and 2009 (dollar amounts in thousands).

Investment Type	2011	2010	2009	Weighted Average Yield as of December 31, 2011 (1)
Mortgage notes (2)	$6,890	$8,610	$3,277	6.6%
B-notes	2,371	3,884	3,059	1.5%
Mezzanine debt	1,846	2,467	3,676	0.0%

Subtotal	11,107	14,961	10,012	4.4%
Unconsolidated joint venture	-	941	2,210	N/A

Total	$11,107	$15,902	$12,222	4.4%

(1)	Weighted average yield is calculated on an unlevered basis using the amount invested, current interest rates and accretion of premiums or discounts realized upon the initial investment for each investment type as of December 31, 2011. For loans where we are not currently receiving income, we have assumed a weighted average yield of 0%. Yields for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of December 31, 2011 for purposes of this table.

(2)	During the year ended December 31, 2011, the respective borrowers completely repaid three of our debt related investments. Amounts recorded include an early prepayment fee received of approximately $813,000, accelerated amortization of origination fees of approximately $488,000, offset by accelerated amortization of deferred due diligence costs of approximately $325,000 related to these repayments. There were no unamortized deferred amounts related to these repayments

The following table describes our debt investment activity, including our investment in and disposition of an unconsolidated joint venture, for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands).

	Year Ended December 31,
	2011	2010
Investment in Debt related investments:
Balance at January 1	$217,492	$157,898
Investments (1)	-	92,085
Principal repayments (1)	(101,843)	(31,195)
Amortization	(386)	(18)
Provision for loan loss	(23,016)	(1,278)

Balance at December 31	$92,247	$217,492

(1)	2010 activity includes the origination of non-cash loan of $16.5 million in connection with our sale of an office property in the Silicon Valley, California market during 2010, which was subsequently repaid during 2011.

Debt Related Investment and Repayment Activity

As of December 31, 2011, five of our eight debt related investments were interest only. Five of the eight debt related investments were not subject to any delinquent principal or interest payments. Four of our debt related investments (those structured as mezzanine debt or B-notes) are subordinate to more senior positions with respect to the underlying collateral. The following table summarizes our debt related investments as of December 31, 2011 (dollar amounts in thousands).

Description	Region	Interest Rate Fixed or Variable	Interest Rate as of December 31, 2011 (1)	Maturity Date (2)	Face Amount of Debt (3)	Amount of Debt Related Investments
Mortgage note	Northeast	Variable	6.0%	1/8/2014	$43,500	$44,214
Mortgage note	Pacific	Fixed	7.5%	10/14/2014	17,000	17,359
Mortgage note	Mid-Atlantic	Fixed	7.1%	4/8/2013	13,001	13,135
Mortgage note	Pacific	Fixed	8.0%	1/8/2015	3,745	3,814
B-note	Mountain	Variable	3.6%	10/6/2012	13,725	13,725
B-note (4)	Pacific	Fixed	0.0%	1/1/2011	3,000	-
B-note (5)	Southwest	Fixed	0.0%	11/1/2016	15,000	-
Mezzanine debt (6)	Southwest	Fixed	0.0%	1/1/2017	20,000	-

Total/weighted average			4.3%		$128,971	$92,247

(1)	Rates for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of December 31, 2011 for purposes of this table.

(2)	Reflects the initial maturity of the investment or any exercised options to extend and does not consider any future options to extend that are at the discretion of the borrower.

(3)	Reflects the principal amount of the debt investment outstanding which is net of principal repayments.

(4)	We have recorded a provision for loan loss of $3.0 million related to this B-note investment as of December 31, 2011, and we have assumed a yield of 0%.

(5)	We have recorded a provision for loan loss of $15.0 million related to this B-note investment as of December 31, 2011, and we have assumed a yield of 0%.

(6)	We have recorded a provision for loan loss of $20.0 million related to this Mezzanine debt investment as of December 31, 2011, and we have assumed a yield of 0%.

Repayments

During the year ended December 31, 2011, we received full repayment of three debt investments, two of which were structured as mortgage notes and one structured as a B-note. The repayments resulted in a net decrease in our debt related investments of $101.3 million. We received net cash proceeds from the repayments of approximately $44.1 million, which comprised (i) principal repayment of $101.5 million (ii) profit participation related to the sale of one of our operating properties during the year ended December 31, 2010 of approximately $2.9 million (which we have recorded as a gain on the sale of real property), and (iii) prepayment fee of approximately $813,000, partially offset by the repayment of borrowings secured by the debt related investments of approximately $61.1 million.

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

Restructure of B-note

One of our B-note investments had been scheduled to mature in August of 2011. During the year ended December 31, 2011, we restructured the terms of that investment, which resulted in (i) an extension of the schedule maturity to October, 2012, (ii) a change in the payment schedule that includes monthly principal amortization which equals the difference between actual LIBOR and a 4% LIBOR floor on the outstanding balance. If LIBOR exceeds 4%, the payment will not include principal amortization. We record interest revenue on this debt investment at LIBOR + 3.25%. As of December 31, 2011 we had recorded an asset of $13.7 million related to this debt investment.

Impairment

We review each of our debt related investments individually on a quarterly basis, and more frequently when such an evaluation is warranted, to determine if impairment exists. Accordingly, we do not group our debt related investments into classes by credit quality indicator. During years ended December 31, 2011, 2010, and 2009 we recognized approximately $23.0 million, $15.0 million and $17.3 million in provision losses, respectively, in the accompanying statements of operations. The impairment recorded in 2010 was partially offset by the reversal of previously recorded provision losses of approximately $13.7 million. The table below presents a reconciliation of the beginning and ending balances, between December 31, 2010 and December 31, 2011, of our allowance for loan loss (amounts in thousands).

Allowance for Loan Loss
Beginning balance as of December 31, 2010:	$14,984
Provision for loss on debt related investments	23,016

Ending balance as of December 31, 2011:	$38,000

As of December 31, 2011 we had two B-note debt investments and one mezzanine debt investment on non-accrual status. As of December 31, 2010, we had one B-note debt related investment on non-accrual status. We have recorded a complete allowance for loan loss related to these debt related investments. When a debt related investment is on non-accrual status, we record income on the investment using the cash basis of accounting. The amount of income recorded on a cash basis of accounting was not significant during the years ended December 31, 2011, 2010, or 2009. All of our debt related investments that were past due 90 days or more were on non-accrual status as of December 31, 2011 and 2010.

As of December 31, 2011 and 2010, we had three impaired debt related investments with an unpaid principal balance of approximately $38.0 million. The following table describes our recorded investment in debt related investments before allowance for loan loss, and the related allowance for loan loss (amounts in thousands).

	Debt Investments Individually Evaluated for Impairment as of
	December 31, 2011	December 31, 2010
Debt investments	$130,247	$232,476
Less: Allowance for loan losses	(38,000)	(14,984)

Total	$92,247	$217,492

All impaired debt investments are subordinate debt investments. The following table describes our gross recorded investment in impaired debt related investments, the related allowance for loan loss, and the total amount of impaired loans for which we have not recorded an allowance for loan loss (amounts in thousands).

As of December 31,	Recorded Investment	Related Allowance	Amount of Recorded Investment With No Allowance Recorded
2011	$51,725	$(38,000)	$13,725
2010	17,987	(14,984)	-

The following table describes our average recorded net investment in the impaired debt related investments and the related interest income recorded (amounts in thousands).

For the year ended December 31,	Average Recorded Investment	Interest Income Recognized
2011	$25,314	$3,060
2010	44,391	4,512
2009	51,870	4,715

5.	DEBT OBLIGATIONS

The following table describes our borrowings in more detail as of December 31, 2011 and 2010 (dollar amounts in thousands).

	Weighted Average Stated Interest Rate as of		Outstanding Balance as of (1)		Gross Investment Amount Securing Borrowings as of (2)
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Fixed rate mortgages	5.8%	5.8%	$1,053,740	$1,087,377	$1,964,328	$2,006,437
Floating rate mortgages (3)	4.0%	4.0%	343,349	378,578	665,306	783,157

Total mortgage notes	5.4%	5.3%	1,397,089	1,465,955	2,629,634	2,789,594
Repurchase facility	3.2%	3.5%	57,935	99,990	78,522	144,101
Mezzanine loan (4)	5.5%	5.5%	26,479	26,835	N/A	N/A

Total other secured borrowings	3.9%	4.0%	84,414	126,825	78,522	144,101

Total	5.3%	5.2%	$1,481,503	$1,592,780	$2,708,156	$2,933,695

(1)	Amounts presented are net of unamortized discounts to the face value of our outstanding fixed-rate mortgages of $4.0 million and $5.2 million as of December 31, 2011 and 2010, respectively.

(2)	“Gross Investment Amount” as used here and throughout this document represents the allocated gross basis of real property and debt related investments, after certain adjustments. Gross Investment Amount for real property (i) includes the effect of intangible lease liabilities of approximately $120.3 million and $119.4 million, as of December 31, 2011 and 2010, respectively, (ii) excludes accumulated depreciation and amortization on assets of approximately $361.4 million and $247.6 million as of December 31, 2011 and 2010, respectively, and (iii) includes the impact of impairments of approximately $23.5 million and $3.9 million as of December 31, 2011 and 2010, respectively. Amounts reported for debt related investments represent our net accounting basis of the debt investments, which includes (i) unpaid principal balances, (ii) unamortized discounts, premiums, and deferred charges, and (iii) allowances for loan loss of approximately $38.0 million and $15.0 million as of December 31, 2011 and 2010, respectively.

(3)	As of December 31, 2011 and 2010, floating-rate mortgage notes were subject to interest rates at spreads of 1.60% to 3.75% over one-month LIBOR, certain of which are subject to a 1.0% LIBOR floor.

(4)	As of December 31, 2011, other secured borrowings consisted of mezzanine loan financing obtained from the seller of a portfolio of 32 office and industrial properties that we purchased on June 25, 2010 (the “NOIP Portfolio”).

As of December 31, 2011, 17 mortgage notes were interest only and 22 mortgage notes were fully amortizing with outstanding balances of approximately $760.3 million and $636.8 million, respectively. None of our mortgage notes are recourse to us. Four of our mortgage notes with an aggregate outstanding principal balance as of December 31, 2011 of approximately $343.8 million have initial maturities before December 31, 2012. Two of these notes with an outstanding principal balance as of December 31, 2011 of approximately $276.0 million have extension options beyond December 31, 2012. Subsequent to December 31, 2011 we repaid one of the notes with an extension option with an outstanding balance of $61.4 million. The remaining extension option related to a mortgage note with an outstanding principal balance of approximately $214.6 million is subject to certain lender covenants and restrictions that we must meet to extend this maturity date. We currently believe that we will qualify for and expect to exercise this extension option. However, we cannot guarantee that we will meet the requirements to extend the note upon initial maturity. In the event that we do not qualify to extend the note, we expect to repay it with proceeds from new borrowings.

During the year ended December 31, 2011, we repaid approximately $131.6 million in mortgage note and other secured borrowings, comprising (i) $58.9 million in mortgage note borrowings paid upon the disposition of the real properties securing the loans (including additional collateral release payments), (ii) $61.1 million in other secured borrowings under our repurchase facility paid upon the repayment of the debt related investments securing the borrowings, and (iii) $11.6 million in scheduled principal amortization payments. Additionally, during the year ended December 31, 2011, we elected to and qualified to extend a mortgage note borrowing of approximately $46.5 million for an additional twelve month period.

During the year ended December 31, 2011, the lender on two mortgages on which we had previously defaulted on foreclosed on the property collateralizing the mortgages. The related property collateralizing these mortgages was held in a joint venture in which we were not the managing partner. The carrying amount of this asset at the time of foreclosure was approximately $5.2 million, and the related loan balances were approximately $6.4 million. We accounted for the foreclosure as a disposition of real property and derecognized the related loans. The resulting gain of approximately $1.2 million, or less than $0.01 per share, is included in our accompanying statements of operations as discontinued operations.

As of December 31, 2011, two consolidated subsidiaries were in default on mortgage note borrowings totaling $44.8 million, which were collateralized by two office properties with gross investment amounts totaling $64.9 million that we held in joint ventures in which we are not the managing partner. Our ownership of these joint ventures ranged from 80.0% to 97.5% and our defaults occurred as a result of us not making monthly debt service or escrow payments as required by the respective loan agreements. We have been in communication with the lenders in efforts to restructure the loan terms so that they would be mutually agreeable to all parties. Accordingly, pursuant to the terms of the loan agreements, should the lenders enforce their rights, we may be subject to interest rates increasing to a higher default rate and/or the lenders foreclosing on the underlying real property collateral. With the exception of customary “carve-outs” (none of which we believe apply to these loans), these loans are not recourse to us, therefore only our equity investments in the properties are at risk of loss. These defaults do not impact our remaining debt covenants, however, these defaults may make it more difficult to access debt financing in the future.

Subsequent to December 31, 2011, we renegotiated the terms of a $21.3 million mortgage note borrowing that had been scheduled to mature on February 1, 2012. However, there is no assurance that we will be successful in our negotiations with the lender on our other defaulted mortgage note. See Note 18 for additional discussion of the restructuring.

We were in compliance with all financial debt covenants as of December 31, 2011.

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

In addition to customary provisions in respect of events of default, and affirmative, negative and other financial covenants and representations, warranties and borrowing conditions, the Credit Facility provides for the maintenance of consolidated quarterly financial covenants, including (i) a total leverage ratio test; (ii) a fixed charge coverage ratio test, (iii) a debt yield test; and (iv) a tangible net worth test. As of December 31, 2011, we were in compliance with all such requirements, and there were no amounts outstanding under the Credit Facility. The entire amount of the facility was available to us as of December 31, 2011.

Loan Cost Amortization

Our interest expense for the years ended December 31, 2011, 2010 and 2009, includes approximately $3.4 million, $2.4 million and $1.6 million for the amortization of loan costs, respectively. Included in these amounts are approximately $275,000, $560,000 and $679,000, respectively, for the amortization of loan costs related to our financing obligations. See Note 7 for additional details of loan costs associated with our financing obligations.

Debt Maturities

The following table sets forth contractual scheduled maturities of our debt as of December 31, 2011 (dollar amounts in thousands).

	As of December 31, 2011
Year Ending December 31,	Number of Borrowings Maturing (1)	Outstanding Balance (2) (3) (4)
2012	5	$356,017
2013	3	91,490
2014	2	91,623
2015	6	152,316
2016	13	306,684
2017	8	308,371
2018	0	4,999
2019	0	5,292
2020	1	157,944
2021	0	1,707
Thereafter	3	9,069

Total	41	$1,485,512

(1)	Borrowings presented include other secured borrowings of approximately $57.9 million related to our master repurchase facility account, which matures in June 2013 and is subject to two one-year extensions and mezzanine borrowings of approximately $26.5 million, which mature in June, 2015.

(2)	Of the outstanding principal balances of borrowings maturing in 2012, approximately $276.0 million are subject to extensions options beyond December 31, 2012 and approximately $67.8 million of our borrowings have maturity dates that cannot be extended beyond December 31, 2011. Subsequent to December 31, 2011, we renegotiated the terms of $21.3 million of the amount without extension options that was due in February 2012, and therefore that amount is no longer due prior to December 31, 2012. Borrowings that are subject to extension options are also subject to certain lender covenants and restrictions that we must meet to extend the initial maturity date. We currently cannot assert with any degree of certainty that we will qualify for these extensions upon the initial maturity date of these mortgage notes.

(3)	Outstanding balance represents expected cash outflows for contractual amortization and scheduled balloon payment maturities, and does not include our mark-to-market adjustment on assumed debt of approximately $4.0 million.

(4)	As of December 31, 2011, our mortgage notes and secured borrowings are secured by real properties and debt investments totaling approximately $2.7 billion.

6.	HEDGING ACTIVITIES

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges under Accounting Standards Codification Topic 815 (“ASC Topic 815”) is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the next 12 months, we estimate that approximately $2.4 million will be reclassified as an increase to interest expense related to effective forward starting interest rate swaps where the hedging instrument has been terminated, and we estimate that approximately $371,000 will be reclassified as an increase to interest expense related to active effective hedges of floating rate debt issuances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The table below presents a reconciliation of the beginning and ending balances of our accumulated other comprehensive loss related to the effective portion of our cash flow hedges as presented on our financial statements (amounts in thousands).

Accumulated Other Comprehensive Loss
Beginning balance as of December 31, 2010:	$(21,007)
Amortization of interest expense	2,862
Reclassification of losses due to missed forecast	600
Change in fair value	(625)
Attribution of OCI to noncontrolling interests	(195)

Ending balance as of December 31, 2011	$(18,365)

Fair Values of Derivative Instruments

The table below presents the gross fair value of our derivative financial instruments as well as their classification on our accompanying balance sheet as of December 31, 2011 and 2010 (amounts in thousands).

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of December 31, 2011 Fair Value	As of December 31, 2010 Fair Value	Balance Sheet Location	As of December 31, 2011 Fair Value	As of December 31, 2010 Fair Value
Derivatives designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets, net (1)	$1	$54	Other Liabilities (1)	$(341)	$(45)

Total derivatives designated as hedging instruments under ASC Topic 815		1	54		(341)	(45)
Derivatives not designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets, net (1)	-	76	Other Liabilities	-	-

Total derivatives not designated as hedging instruments under ASC Topic 815		-	76		-	-
Total derivatives		$1	$130		$(341)	$(45)

(1)	Although our derivative contracts are subject to master netting arrangements which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheet.

Designated Hedges

As of December 31, 2011, we had four outstanding interest rate caps or portions of caps and three outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $157.0 million. As of December 31, 2010, we had three outstanding interest rate caps and three outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $154.0 million.

Undesignated Hedges

Derivatives not designated as hedges are not speculative and are used to hedge our exposure to interest rate movements but do not meet hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a loss of approximately $85,000, $240,000 and $61,000 for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, we had two outstanding interest rate caps or portions of caps that were not designated as hedges with a total notional amount of approximately $327.3 million with a fair value of approximately zero. As of December 31, 2010, we had one outstanding interest rate cap that was not designated as a hedge with a notional amount of approximately $336.0 million. This interest rate cap was recorded as an asset on financial statements with a fair value of approximately $76,000.

Effect of Derivative Instruments on the Statement of Operations

The table below presents the effect of our derivative financial instruments on our accompanying statements of operations for the years ended December 31, 2011, 2010, and 2009 (amounts in thousands).

	For the year ended December 31,
	2011	2010	2009
Derivatives Designated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts	Interest rate contracts
Amount of loss recognized in OCI (effective portion)	$(625)	$(208)	$4,959
Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Interest expense	Interest expense	Interest expense
Amount of loss reclassified from accumulated OCI into income (effective portion)	$(2,862)	$(2,701)	$(2,279)
Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Discontinued operations, net of tax	Loss on derivatives	Loss on derivatives
Amount of loss recognized in income due to missed forecast (ineffective portion and amount excluded from effectiveness testing)	$(600)	$(6)	$(9,551)
Derivatives Not Designated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts	Interest rate contracts
Location of gain or (loss) recognized in income	Loss on derivatives	Loss on derivatives	Loss on derivatives
Amount of loss recognized in income	$(85)	$(239)	$1,553

7.	OUR OPERATING PARTNERSHIP’S PRIVATE PLACEMENTS

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

During the year ended December 31, 2011, we exercised our option to acquire, at fair value, approximately $31.9 million of previously sold fractional interests in two properties for approximately 3.6 million OP Units issued at a weighted average price of $8.86 per OP Unit in accordance with the purchase option agreement. The result of this activity was a net decrease in our financing obligations of approximately $31.5 million for the year ended December 31, 2011 and a net increase in noncontrolling interest of approximately $28.6 million.

For the years ended December 31, 2011, 2010, and 2009, we incurred rent obligations of approximately $2.4 million, $4.9 million, and $5.8 million, respectively, under our lease agreements with the investors who have participated in our Operating Partnership’s private placements. The lease agreement in place as of December 31, 2011 expires in June 2019. As of December 31, 2011, the future minimum amount due to us under non-cancellable subleases with third party tenants was approximately $2.3 million. The following table sets forth the future minimum rental payments due to investors under the lease agreement associated with our private placement offerings, assuming we do not exercise our option to acquire the property (amounts in thousands).

For years ended December 31,	Future Minimum Rental Payments
2012	$1,225
2013	1,224
2014	1,164
2015	1,308
2016	1,313
Thereafter	3,272

Total	$9,506

8.	FAIR VALUE DISCLOSURES

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

The table below presents certain of our assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, aggregated by the level in the fair value hierarchy within which those measurements fall as defined above (amounts in thousands). There were no transfers between Levels 1 and 2 during the year ended December 31, 2011.

	Level 1	Level 2	Level 3	Total
As of December 31, 2011:
Assets
Real estate securities	$-	$-	$1,887	$1,887
Derivative instruments	-	1	-	1

Total assets	$-	$1	$1,887	$1,888

Liabilities
Derivative instruments	$-	$(341)	$-	$(341)

As of December 31, 2010:
Assets
Real estate securities	$-	$-	$3,981	$3,981
Derivative instruments	-	130	-	130

Total assets	$-	$130	$3,981	$4,111

Liabilities
Derivative instruments	$-	$(45)	$-	$(45)

The table below presents a reconciliation of the beginning and ending balances of certain of our assets having fair value measurements based on significant unobservable inputs (Level 3), and our derivative instruments, between December 31, 2010 and December 31, 2011 (amounts in thousands).

	Real Estate Securities	Derivative Instruments
Beginning balance as of December 31, 2010	$3,981	$85
Included in net loss	(3,354)	(153)
Included in other comprehensive loss	1,260	(312)
Purchases	-	40

Total change in fair value	(2,094)	(425)
Transfers in and/or out of Level 3	-	-

Ending balance as of December 31, 2011	$1,887	$(340)

Fair Value Estimates of Investments in Real Estate Securities

CMBS and CRE-CDOs

We estimate the fair value of our CMBS and CRE-CDO securities using a combination of observable market information and unobservable market assumptions. Observable market information considered in these fair market valuations include benchmark interest rates, interest rate curves, credit market indexes and swap curves. Unobservable market assumptions considered in the determination of the fair market valuations of our CMBS and CRE-CDO investments include market assumptions related to discount rates, default rates, prepayment rates, reviews of trustee or investor reports and non-binding broker quotes and pricing services in what is currently an inactive market. Additionally, we consider security-specific characteristics in determining the fair values of our CMBS and CRE-CDO investments, which include consideration of credit enhancements, the underlying collateral’s average default rates, the average delinquency rate and loan-to-value and several other characteristics. As a result, both Level 2 and Level 3 inputs are used in arriving at the valuation of our investments in CMBS and CRE-CDOs. We consider the Level 3 inputs used in determining the fair value of its investments in CMBS and CRE-CDO securities to be significant. As such, all investments in CMBS and CRE-CDO securities fall under the Level 3 category of the fair value hierarchy.

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

The majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with our derivative instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of potential default by us and our counterparties. As of December 31, 2011, we had assessed the significance of the impact of the credit valuation adjustments and had determined that it was not significant to the overall valuation of our derivative instruments. As a result, we have determined that all of our derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.

Nonrecurring Fair Value Measurements

During the year ended December 31, 2011, we recognized an impairment loss related to an office property in the accompanying statements of operations. The impairment was based on our determination that future cash flows from the property were highly uncertain and insufficient to cover the carrying amount of the property as of December 31, 2011. We consider the Level 3 inputs used in determining the fair value of this real property investment to be significant. As such, this investment falls under the Level 3 category of the fair value hierarchy.

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

The fair values estimated below are indicative of certain interest rate and other assumptions as of December 31, 2011 and 2010, and may not take into consideration the effects of subsequent interest rate or other assumption fluctuations, or changes in the values of underlying collateral. The fair values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate their carrying values because of the short-term nature of these instruments.

The carrying amounts and estimated fair values of our other financial instruments as of December 31, 2011 and 2010 were as follows (amounts in thousands).

	As of December 31, 2011		As of December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Investments in real estate securities	$1,887	$1,887	$3,981	$3,981
Fixed-rate debt related investments, net	34,308	35,159	138,975	139,634
Floating-rate debt related investments, net	57,939	56,667	78,517	72,854
Derivative instruments	1	1	130	130
Liabilities:
Fixed-rate mortgage notes	$1,053,740	$1,107,471	$1,087,377	$1,147,001
Floating-rate mortgage notes	343,349	344,503	378,578	378,578
Fixed-rate other secured borrowings	26,479	25,455	26,835	26,835
Floating-rate other secured borrowings	57,935	58,383	99,990	99,990
Derivative liabilities	341	341	45	45

See Note 8 for details regarding methodologies and key assumptions applied to determining the fair value of our investments in real estate securities and derivative liabilities. The methodologies used and key assumptions made to estimate fair values of the other financial instruments described in the above table are as follows:

Debt Related Investments — The fair value of our performing debt investments are estimated using a discounted cash flow methodology. This method discounts estimated future cash flows using rates management determines best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality.

Mortgage Notes and Other Secured Borrowings — The fair value of our mortgage notes and other secured borrowings are estimated using a discounted cash flow analysis, based on our estimate of market interest rates. Credit spreads relating to the underlying instruments are based on unobservable Level 3 inputs, which we have determined to be our best estimate of current market spreads of similar instruments.

10.	NONCONTROLLING INTERESTS

Our noncontrolling interests consist of three components: (i) OP Units held by third parties (ii) joint venture partnership interests held by our partners, and (iii) Special Units held by the parent of our Advisor. The following table summarizes noncontrolling interest balances as of December 31, 2011 and 2010 in terms of cumulative contributions, distributions and cumulative allocations of net income (loss) (amounts in thousands).

	As of December 31, 2011	As of December 31, 2010
OP Units:
Contributions	$143,500	$116,897
Distributions	(20,381)	(12,646)
Share of net loss	(13,554)	(9,390)
Share of comprehensive loss	2,599	2,318

Subtotal	112,164	97,179
Joint Venture Partner Interests:
Contributions (1)	30,577	35,617
Distributions	(17,215)	(15,676)
Share of net loss	(5,516)	(2,890)

Subtotal	7,846	17,051
Special Units:
Contributions	1	1

Subtotal	1	1

Total	$120,011	$114,231

(1)	During the year ended December 31, 2011, we purchased one of our joint venture partners’ entire interest in three retail properties, resulting in a decrease of $5.4 million in our total joint venture partners contributions balance.

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

We are the sole general partner of our Operating Partnership and currently own, in our capacity as the general partner, 200 OP Units for which we contributed $2,000. Subsequent to that initial investment, we have contributed 100% of the proceeds received from our public offerings of common stock to our Operating Partnership in exchange for OP Units representing our interest as a limited partner of the Operating Partnership. As of December 31, 2011 and 2010, we owned approximately 91.8% and 93.4% of the outstanding limited partnership interests in our Operating Partnership, respectively, and the remaining limited partnership interests in our Operating Partnership were owned by third-party investors. After a period of one year from the date of issuance, holders of OP Units may request the Operating Partnership to redeem their OP Units. We have the option of redeeming the OP Units with cash, shares of our common stock on a one-for-one basis, or with a combination of cash and common stock. During the year ended December 31, 2011, we issued approximately 98,000 shares of our common stock in redemption of approximately 99,000 OP Units in accordance with this option. In May 2005, our Operating Partnership issued 20,000 OP Units to our Advisor for gross proceeds of $200,000. The Advisor exchanged these OP Units in exchange for 20,000 shares of our common stock during the year ended December 31, 2011.

As of December 31, 2011 and 2010, our Operating Partnership had issued approximately 16.2 million and 12.8 million OP Units, respectively, to third-party investors in connection with its private placement offerings. Such units had a maximum approximate redemption value of $136.9 million and $128.1 million, respectively, based on our most recently announced estimated value per share of common stock (discussed in Note 11 in more detail) as of December 31, 2011, and based on the most recent selling price of our common stock pursuant to a primary offering for the OP Units outstanding as of December 31, 2010. During the year ended December 31, 2011, our Operating Partnership issued approximately 3.6 million OP Units pursuant to our Operating Partnership’s private placements.

Joint Venture Partner Interests

Certain of our joint ventures are consolidated by us in the accompanying financial statements. Our joint venture partners’ interests in our consolidated partnerships are not redeemable. As a result, we classify our joint venture partners’ interests as noncontrolling interests. During the year ended December 31, 2011, we purchased one of our joint venture partners’ interest in a portfolio of three retail properties for approximately $6.6 million, which resulted in a net decrease in noncontrolling interest of $4.2 million.

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

There was no activity related to Special Unit holders during the years ended December 31, 2011, 2010, or 2009.

11.	STOCKHOLDERS’ EQUITY

Common Stock

On May 27, 2005, we filed a registration statement on Form S-11 with the Commission in connection with an initial public offering of our common stock, which was declared effective on January 27, 2006. On June 11, 2007, we filed a registration statement on Form S-11 with the Commission in connection with a follow-on public offering of our common stock, which was declared effective on January 22, 2008. As of the close of business on September 30, 2009, we terminated the primary portion of our public offerings of shares of our common stock and ceased accepting new subscriptions to purchase shares of our common stock. However, we have offered and will continue to offer shares of common stock through the DRIP Plan. Pursuant to the amended and restated DRIP Plan, we offer shares of our common stock at the estimated per share value of our common stock that we announced pursuant to our obligations under FINRA regulations, which is currently $8.45 per share.

	Shares	Gross Proceeds	Transaction Costs and Fees	Net Proceeds
Shares sold in the initial offering	114,742	$1,136,968	$(104,295)	$1,032,673
Shares sold in the follow-on offering	67,140	659,831	(55,332)	604,499
Shares sold pursuant to our DRIP Plan in the initial offering	3,455	32,825	(309)	32,516
Shares sold pursuant to our DRIP Plan in the follow-on offering	20,110	186,921	(534)	186,387
Shares issued in connection with OP Unit redemption program	118	1,004	(26)	978
Shares repurchased from MPF (1)	(65)	(316)	-	(316)
Shares repurchased pursuant to our issuer tender offer (2)	(434)	(2,605)	(7)	(2,612)
Shares repurchased pursuant to our share redemption program	(22,735)	(209,086)	(415)	(209,501)

Total	182,331	$1,805,542	$(160,918)	$1,644,624

(1)	Represents shares redeemed pursuant to Section 12.7 of our charter in connection with a mini-tender offer for our shares of common stock made by affiliates of MacKenzie Patterson Fuller, LP (“MPF”) on September 23, 2011. The shares were redeemed by us at a per share price of $5.00.

(2)	Represents shares redeemed pursuant to our issuer tender offer announced on October 17, 2011 to purchase for cash up to 10,000,000 shares of our issued and outstanding shares of common stock, for a purchase price of $6.00 per share. In order to deter MPF and other potential bidders that may try to exploit the illiquidity of our common shares and acquire them from our shareholders at prices substantially below their fair value, on October 17, 2011 our board of directors authorized an offer to purchase up to 10,000,000 common shares at $6.00 per share and without reduction for any dividends declared or made with respect to the shares. The offer expired on November 21, 2011.

During the years ended December 31, 2011 and 2010, approximately 5.3 million and 5.5 million shares of our common stock were issued, respectively, in connection with the DRIP Plan for net proceeds of approximately $45.8 million and $52.1 million, respectively.

Redemptions

During the years ended December 31, 2011 and 2010, we redeemed approximately 5.8 million and 5.6 million shares of common stock, respectively, pursuant to our share redemption program for approximately $48.4 million and $54.1 million, respectively.

Distributions

We accrue and pay distributions on a quarterly basis. Each quarter, our board of directors declares and authorizes the following quarter’s distribution. We calculate individual payments of distributions to each stockholder or OP Unit holder based upon daily record dates during each quarter, so that investors are eligible to earn distributions immediately upon purchasing shares of our common stock or upon purchasing OP Units. The following table describes our total distributions declared on our common stock for the twelve months ended December 31, 2011, 2010 and 2009, and the portion of each distribution that was paid in cash and reinvested in shares (dollar amounts in thousands).

	For the Year Ended December 31,
	2011	% of Total Distributions	2010	% of Total Distributions	2009	% of Total Distributions
Distributions:
Paid in cash	$62,575	59.2%	$59,782	54.1%	$50,274	48.2%
Reinvested in shares	43,129	40.8%	50,648	45.9%	54,092	51.8%

Total distributions	$105,704	100.0%	$110,430	100.0%	$104,366	100.0%

The following table sets forth the distributions that have been paid and/or authorized as of December 31, 2011.

Quarter	Amount declared per Share/Unit (1)	Annualized Amount per Share / Unit (1)	Payment Date
2010
1st Quarter 2010	$0.1500	$0.60	April 15, 2010
2nd Quarter 2010	$0.1500	$0.60	July 15, 2010
3rd Quarter 2010	$0.1500	$0.60	October 15, 2010
4th Quarter 2010	$0.1500	$0.60	January 15, 2011
2011
1st Quarter 2011	$0.1500	$0.60	April 15, 2011
2nd Quarter 2011	$0.1500	$0.60	July 15, 2011
3rd Quarter 2011	$0.1500	$0.60	October 17, 2011
4th Quarter 2011	$0.1250	$0.50	January 17, 2012
2012
1st Quarter 2012 (2)	$0.1250	$0.50	April 15, 2012	(2)

(1)	Assumes ownership of share or unit for the entire quarter.

(2)	Expected payment date.

Distribution Tax Characterization

Our distributions to stockholders are characterized for federal income tax purposes as (i) ordinary income, (ii) non-taxable return of capital, (iii) long-term capital gain or (iv) unrecaptured 1250 gain from certain depreciable properties. Distributions that exceed our current and accumulated tax earnings and profits constitute a return of capital for tax purposes rather than a dividend and reduce the stockholders’ basis in the common shares. To the extent that distributions exceed both current and accumulated earnings and profits and the stockholders’ basis in the common shares, they will generally be treated as a gain or loss upon the sale or exchange of our stockholders’ common shares. We notify stockholders of the taxability of distributions paid during the preceding year on an annual basis. The following table summarizes the information reported to investors regarding the taxability of distributions on common shares for the years ended December 31, 2011, 2010 and 2009.

	2011		2010		2009
Per Common Share	Per Share Amount	Percentage	Per Share Amount	Percentage	Per Share Amount	Percentage
Ordinary income	$0.187	32.53%	$0.16	25.99%	$0.11	18.31%
Non-taxable return of capital	0.388	67.47%	0.44	74.01%	0.48	80.71%
Long-term capital gain	-	0.00%	-	0.00%	0.01	0.98%
Unrecaptured 1250 gain	-	0.00%	-	0.00%	-	0.00%

Total	$0.575	100.00%	$0.60	100.00%	$0.60	100.00%

12.	RELATED PARTY TRANSACTIONS

Our Advisor

Our day-to-day activities are managed by our Advisor, an affiliate, under the terms and conditions of the Advisory Agreement. Our Advisor is considered to be a related party as certain indirect owners and employees of our Advisor serve as our executives. The responsibilities of our Advisor include the selection and underwriting of our real property and debt related investments, the negotiations for these investments, the asset management and financing of these investments and the selection of prospective joint venture partners. As of December 31, 2011 and 2010, we owed approximately $129,000 and $77,000, respectively, to our Advisor and affiliates of our Advisor for such services and reimbursement of certain expenses.

The following table summarizes fees and other amounts earned by our Advisor in connection with services performed for us during the years ended December 31, 2011, 2010, and 2009 (amounts in thousands).

	For the Year Ended December 31,
	2011	2010	2009
Acquisition fees	$218	$16,141	$3,151
Asset management fees	20,854	18,945	12,939
Other reimbursements	1,380	1,355	852
Asset management fees related to the disposition of real properties	1,599	2,085	-

Total	$24,051	$38,526	$16,942

Acquisition Fees

Pursuant to the Advisory Agreement, we pay certain acquisition fees to our Advisor. For each real property acquired in the operating stage, the acquisition fee is an amount equal to 1.0% of our proportional interest in the purchase price of the property. For each real property acquired prior to or during the development or construction stage, the acquisition fee is an amount not to exceed 4.0% of the total project cost (which is the amount actually paid or allocated to the purchase, development, construction or improvement of a property exclusive of acquisition fees and acquisition expenses). Our Advisor also is entitled to receive an acquisition fee of 1.0% of the principal amount in connection with the origination or acquisition of any type of debt investment including, but not limited to, the origination of mortgage loans, B-notes, mezzanine debt, participating debt (including with equity-like features), non-traded preferred securities, convertible debt, hybrid instruments, equity instruments and other related investments. However, to the extent that such debt investments are originated or acquired pursuant to our agreement with our debt advisor, (defined below) such acquisitions fees may differ. See the section below titled “The Debt Advisor” for further discussion of these fees.

Asset Management Fees

We also pay our Advisor an asset management fee pursuant to the Advisory Agreement in connection with the asset and portfolio management of real property, debt related investments and real estate securities. Our Advisor’s asset management fee is payable as follows:

Prior to the Dividend Coverage Ratio Date (as defined below):

For Direct Real Properties (as defined below), the asset management fee consists of (i) a monthly fee of one-twelfth of 0.50% of the aggregate cost (before noncash reserves and depreciation) of Direct Real Properties and (ii) a monthly fee of 6% of the aggregate monthly net operating income derived from all Direct Real Properties provided; however, that the aggregate monthly fee to be paid to our Advisor pursuant to these sub clauses (i) and (ii) in aggregate shall not exceed one-twelfth of 0.75% of the aggregate cost (before noncash reserves and depreciation) of all Direct Real Properties.

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

In addition, both before and after the Dividend Coverage Ratio Date, the asset management fee for all real property assets (acquired both prior to and after the Dividend Coverage Ratio Date) includes a fee of 1.0% of the sales price of individual real property assets upon disposition. To date, we have not met the Dividend Coverage Ratio threshold. As such, as of December 31, 2011, we have and continue to pay our Advisor asset management fees pursuant to the asset management fee structure applicable to us prior to the Dividend Coverage Ratio Date.

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

Our Advisor’s product specialists are and will be compensated through a combination of (i) reallowance of acquisition, disposition, asset management and/or other fees paid by us to our Advisor and (ii) potential profit participation in connection with specific portfolio asset(s) identified by them and invested in by us. We may enter into joint ventures or other arrangements with affiliates of our Advisor to acquire, develop and/or manage real properties. As of December 31, 2011, our Advisor had entered into joint venture and/or product specialist arrangements with two current affiliates (Dividend Capital Investments LLC and FundCore LLC) and one former affiliate (DCT Industrial Trust Inc.), as discussed below in more detail.

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

In 2009, we amended our advisory agreement with respect to the timing and amount of certain fees paid for acquisition and asset management services related to certain debt investments that will be provided by the Debt Advisor. The following is a summary of fees that are paid to our Advisor related to the acquisition and management of such debt investments.

Debt Investment Advisory Fees

For debt investments acquired pursuant to the Debt Advisor PSA discussed above, our Advisor receives an acquisition fee equal to the sum of:

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

The total acquisition fee and acquisition expenses shall not exceed 6.0% of the net debt investment amount. The acquisition fee is payable on the closing date of the relevant debt investment and is reallowed in full by our Advisor to the Debt Advisor pursuant to the Debt Advisor PSA.

Debt Investment Asset Management Fees

For debt investments acquired pursuant to the Debt Advisor PSA discussed above, our Advisor receives asset management fees pursuant to the following:

(i)	during the first 12 months after the closing of the respective debt investment, our Advisor receives a monthly asset management fee consisting of one-twelfth of the total amount, if any, by which the sum of the total acquisition fees and expenses exceeds 6.0% of the relevant net debt investment amount;

(ii)	during the balance of the Initial Term, zero; and

(iii)	during any period following the Initial Term during which the relevant debt investment is outstanding, the asset management fee consists of a monthly fee of one-twelfth of 1.0% of the net debt investment amount.

During the year ended December 31, 2011, we did not acquire any investments pursuant to our arrangement with the Debt Advisor. During the year ended December 31, 2010, we acquired three debt related investments pursuant to our arrangement with the Debt Advisor with an investment amount of approximately $73.7 million and paid an acquisition fee of approximately $2.6 million to our Advisor, which was fully reallowed to FundCore LLC. In 2009 we acquired one debt investment with a carrying amount of approximately $3.8 million and paid an acquisition fee of approximately $152,000 to our Advisor, which was reallowed to FundCore, LLC. These fees are deferred and included in our debt related investments in our accompanying balance sheets, and amortized over the contractual term of the related investments.

In addition, HRP earned a fee of $1.0 million directly from us in connection with services it rendered to us in obtaining financing for our acquisition of the NOIP Portfolio, which we paid in 2010 subsequent to closing.

This fee is included in other assets in our accompanying balance sheets as deferred financing costs and amortized over the estimated life of the related financing. We did not pay HRP any such fees in 2011 or 2009.

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

In June 2007, DCT Joint Venture I LLC issued a secured $16.0 million, 6.0% interest note, maturing with one balloon payment in July 2014 to DCT. We repaid this note in full during the year ended December 31, 2010. For the years ended December 31, 2010 and 2009, we recognized interest expense from this mortgage note of approximately $797,000 and $962,000, respectively.

13.	NET INCOME (LOSS) PER COMMON SHARE

Reconciliations of the numerator and denominator used to calculate basic net income (loss) per common share to the numerator and denominator used to calculate diluted net income (loss) per common share for the years ended December 31, 2011, 2010 and 2009, are described in the following table (amounts in thousands, except per share information).

	For the Year Ended December 31,
	2011	2010	2009
Numerator
Loss from continuing operations	$(75,581)	$(7,756)	$(47,570)
Loss (income) from continuing operations attributable to noncontrolling interests	7,627	728	2,369

Loss from continuing operations attributable to common stockholders	(67,954)	(7,028)	(45,201)
Dilutive noncontrolling interests share of (loss) income from continuing operations	(5,018)	(451)	(1,802)
Numerator for diluted earnings per share – adjusted (loss) income from continuing operations	$(72,972)	$(7,479)	$(47,003)

Income (loss) from discontinued operations	$11,015	$(14,651)	$489
Loss (income) from discontinued operations attributable to noncontrolling interests	(741)	977	(73)

Income (loss) from discontinued operations attributable to common stockholders	10,274	(13,674)	416
Dilutive noncontrolling interests share of discontinued operations	759	(878)	17
Numerator for diluted earnings per share – adjusted income from discontinued operations	$11,033	$(14,552)	$433

Denominator
Weighted average shares outstanding-basic	183,813	184,215	174,006
Incremental weighted average shares effect of conversion of OP units	13,564	9,558	7,103

Weighted average shares outstanding-diluted	197,377	193,773	181,109

NET (LOSS) INCOME PER COMMON SHARE-BASIC AND DILUTED
Net loss income from continuing operations	$(0.37)	$(0.03)	$(0.26)
Net income from discontinued operations, net of noncontrolling interest	$0.06	$(0.08)	$0.00

Net loss	$(0.31)	$(0.11)	$(0.26)

14.	SEGMENT INFORMATION

We have two reportable operating segments, which include real property and debt related investments. We organize and analyze the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, investment strategies and objectives and distinct management of each segment. The following table sets forth revenue and the components of net operating income (“NOI”) of our segments for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands).

	For the Year Ended December 31,
	Revenues			NOI
	2011	2010	2009	2011	2010	2009
Real property (1)	$252,754	$202,126	$134,729	$200,424	$155,356	$98,891
Debt related investments (2)	11,107	15,902	12,222	11,107	15,902	12,222

Total	$263,861	$218,028	$146,951	$211,531	$171,258	$111,113

(1)	Does not include results of operations of real property assets classified as discontinued operations

(2)	Includes equity-in-earnings from an unconsolidated joint venture of approximately $941,000 and $2.2 million for the years ended December 31, 2010 and 2009, respectively.

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

The following table is a reconciliation of our NOI to our reported net income (loss) from continuing operations for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands).

	For the Year Ended December 31,
	2011	2010	2009

Net operating income	$211,531	$171,258	$111,113
Interest and other income	2,616	4,125	10,967
Real estate depreciation and amortization expense	(120,751)	(91,901)	(54,806)
General and administrative expenses	(7,334)	(5,619)	(5,023)
Asset management fees, related party	(20,854)	(18,945)	(12,939)
Acquisition-related expenses net of other gains	(610)	(18,185)	(4,936)
Interest expense	(90,188)	(76,348)	(53,468)
Loss on derivatives	(85)	(245)	(7,998)
Loss on financing commitments	-	(5,101)	-
Gain on disposition of securities	-	39,870	-
Other-than-temporary impairment on securities	(3,369)	(5,387)	(13,141)
Impairment of real estate property	(23,500)	-	-
Provision for loss on debt related investments	(23,037)	(1,278)	(17,339)
Income (loss) from discontinued operations, net of taxes	11,015	(14,651)	489
Net loss attributable to noncontrolling interests	6,886	1,705	2,296

Net loss attributable to common stockholders	$(57,680)	$(20,702)	$(44,785)

The following table reflects our total assets by business segment as of December 31, 2011 and 2010 (amounts in thousands).

	As of December 31, 2011	As of December 31, 2010
Segment assets:
Net investments in real property	$2,363,327	$2,610,699
Real estate-related debt investments, net	92,247	217,492

Total segment assets, net	2,455,574	2,828,191
Non-segment assets:
Cash and cash equivalents	128,447	83,559
Other non-segment assets (1)	86,398	87,457

Total assets	$2,670,419	$2,999,207

(1)	Other non-segment assets primarily consist of corporate assets including restricted cash, investments in real estate securities, and certain deferred loan costs, including loan costs associated with our financing obligations.

15.	INCOME TAXES

We operate in a manner intended to qualify for treatment as a REIT for U.S. federal income tax purposes. As a REIT, we generally will not be subject to federal income taxation at the corporate level to the extent we distribute 100% of our REIT taxable income annually, as defined in the Code, to our stockholders and satisfy other requirements. To continue to qualify as a REIT for federal tax purposes, we must distribute at least 90% of our REIT taxable income annually. No material provisions have been made for federal income taxes in the accompanying financial statements. We have a gross deferred tax asset of approximately $3.9 million as of December 31, 2011, which is offset by a full valuation allowance. The tax years 2007 through 2011 remain open to examination by the major taxing jurisdictions to which we are subject.

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

Environmental Matters

A majority of the properties we acquire are subjected to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of the land. We have acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. Due to the uncertainty regarding our exposure to environmental liabilities and the timing and nature of settlement of any such liabilities, we cannot estimate the effect of such potential environmental rermediation on our business, financial condition, or results of operations.

17.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2011 and 2010 (amounts in thousands, except per share information).

	For the Quarter Ended				For the Year Ended December 31, 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Rental revenue	$63,008	$63,557	$63,889	$62,300	$252,754
Debt related income	4,486	2,931	2,249	1,441	11,107

Total revenue	67,494	66,488	66,138	63,741	263,861
Total operating expenses	(54,058)	(54,114)	(53,195)	(90,418)	(251,785)
Other income (expense)	(21,773)	(21,882)	(22,560)	(21,442)	(87,657)

Income from continuing operations	(8,337)	(9,508)	(9,617)	(48,119)	(75,581)
Discontinued operations	(772)	(829)	3,335	9,281	11,015
Net (loss) income	(9,109)	(10,337)	(6,282)	(38,838)	(64,566)
Net loss (income) attributable to noncontrolling interests	673	749	499	4,965	6,886

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,436)	$(9,588)	$(5,783)	$(33,873)	$(57,680)

Net loss per basic and diluted common share
Continuing Operations	$(0.04)	$(0.05)	$(0.05)	$(0.23)	$(0.37)
Discontinued Operations	$(0.00)	$(0.00)	$0.02	$0.05	$0.06

NET LOSS PER BASIC AND DILUTED COMMON SHARE	$(0.05)	$(0.05)	$(0.03)	$(0.18)	$(0.31)

	For the Quarter Ended				For the Year Ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Rental revenue	$37,210	$38,729	$63,603	$62,584	$202,126
Debt related income (1)	3,986	4,094	3,835	3,987	15,902

Total revenue	41,196	42,823	67,438	66,571	218,028
Total operating expenses	(35,455)	(53,197)	(38,577)	(60,856)	(188,085)
Other income (expense)	(12,681)	18,024	(19,877)	(23,165)	(37,699)

Income from continuing operations	(6,940)	7,650	8,984	(17,450)	(7,756)
Discontinued operations	105	125	(10,059)	(4,822)	(14,651)
Net loss	(6,835)	7,775	(1,075)	(22,272)	(22,407)
Net loss attributable to noncontrolling interests	320	(267)	230	1,422	1,705

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(6,515)	$7,508	$(845)	$(20,850)	$(20,702)

Net loss per basic and diluted common share
Continuing Operations	$(0.04)	$0.04	$0.05	$(0.08)	$(0.03)
Discontinued Operations	$0.00	$0.00	$(0.05)	$(0.03)	$(0.08)

NET LOSS PER BASIC AND DILUTED COMMON SHARE	$(0.04)	$0.04	$(0.00)	$(0.11)	$(0.11)

(1)	Includes equity-in-earnings from an unconsolidated joint venture of approximately $941,000 for the year ended December 31, 2010.

18.	SUBSEQUENT EVENTS

Foreclosure of Mezzanine Debt Investment

On March 6, 2012, we became the 100% owner of the titleholder of a 1.5 million square foot office property in the Dallas, Texas market (“Comerica Bank Tower”), as the result of our foreclosure of a non-performing mezzanine loan for which such ownership interest had served as collateral. As of December 31, 2011, the unpaid principal on our mezzanine loan was $20.0 million, related to which we had recorded a complete provision for loan loss. Comerica Bank Tower is subject to a mortgage note with an unpaid principal balance of $180.0 million bearing interest at 5.8% which matures in January 2017. We intend to engage the mortgage note lender in negotiations to modify the terms of the senior loan agreement. There can be no assurance that such negotiations will be successful. The results of such negotiations with the senior lender will materially impact our ability to own and operate Comerica Bank Tower. We expect to consolidate the asset and related mortgage borrowings in the first quarter of 2012.

Repayment of Mortgage Note Borrowings

Subsequent to December 31, 2011, we repaid a mortgage note borrowing with a balance of approximately $61.4 million as of December 31, 2011. The note was secured by 10 of our retail properties located in the New England market. The note had a maturity date of July 1, 2012.

Restructuring of Mortgage Note

Subsequent to December 31, 2011, a consolidated subsidiary re-negotiated the terms of a mortgage note borrowing secured by an office property located in the Chicago, Illinois market, which had a balance of $21.3 million and had an interest rate of 5.94% as of December 31, 2011, and a maturity date of February 1, 2012. Under the terms of the restructured note, the maturity date is extended to February 1, 2016, and an “A” note was established with a balance of $13.0 million, and a “B” note was established with a balance of $8.3 million. Our consolidated subsidiary contributed $4.0 million to pay certain closing costs and establish certain escrow reserves for future leasing costs. The A note is interest only with interest payments required monthly. The $4.0 million funded by the our consolidated subsidiary earns a preferred return of 8%. However the preferred return and the $4.0 million principal is subordinate to the A note and related interest and will only be repaid upon a monetization event. After the A note and related interest is repaid, then available proceeds will be used to repay the $4.0 million contributed by our consolidated subsidiary plus the preferred 8% return. Thereafter, proceeds from the monetization event will be split 50/50 with our consolidated subsidiary and the lender up to an amount that repays the lender the “B” note amount plus accrued and unpaid interest at 5.94%. Thereafter 100% of proceeds go to our consolidated subsidiary.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dividend Capital Total Realty Trust Inc.:

Under date of March 20, 2012, we reported on the consolidated balance sheets of Dividend Capital Total Realty Trust Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule III — Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, Schedule III — Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/KPMG LLP

Denver, Colorado

March 20, 2012

Dividend Capital Total Realty Trust

Schedule III — Real Estate and Accumulated Depreciation

As of December 31, 2011

(dollar amounts in thousands)

Property	Market	No. of Buildings	Encum- brances (1)	Initial Cost to Company			Cost Capitalized or Adjustments Subsequent to Acquisition (4)	Gross Amount Carried at December 31, 2011			Accumu- lated Deprecia- tion (4)	Acqui- sition Date	Depr- eciable Life (years)
				Land	Building and Imporove- ments (2)	Total Costs		Land	Building and Improve- ments (2)	Total Costs (3,4)
Office Properties:
Jay Street	Silicon Valley, CA	3	$23,500	$13,859	$21,974	$35,833	$960	$13,859	$22,934	$36,793	$5,712	6/28/06	1-40
Bala Pointe	Philadelphia, PA	1	24,000	10,115	27,516	37,631	714	10,115	28,230	38,345	8,216	8/28/06	40
Lundy Avenue	Silicon Valley, CA	3	14,250	5,982	15,459	21,441	114	5,982	15,573	21,555	3,597	9/28/06	7-40
Shiloh Road	Dallas, TX	3	22,700	5,165	30,192	35,357	5	5,165	30,197	35,362	5,992	12/21/06	10-40
40 Boulevard	Chicago, IL	1	9,500	2,611	7,797	10,408	5,028	2,611	12,825	15,436	4,758	1/24/07	1-40
Washington Commons	Chicago, IL	10	21,300	9,019	16,622	25,641	2,417	9,019	19,039	28,058	6,672	2/1/07	1-40
Shackleford	Little Rock, AR	1	13,650	2,900	18,792	21,692	121	2,900	18,913	21,813	3,144	3/20/07	5-40
Fortune Concourse	Silicon Valley, CA	5	46,500	16,380	31,936	48,316	(12,158)	7,780	28,378	36,158	12,856	5/17/07	40
Joyce Blvd	Fayetteville, AR	1	-	2,699	8,996	11,695	-	2,699	8,996	11,695	1,488	9/28/07	10-40
DeGuigne	Silicon Valley, CA	1	8,115	5,841	13,861	19,702	487	5,841	14,348	20,189	4,635	11/21/07	4-40
Millennium	Denver, CO	1	33,427	1,002	51,527	52,529	1,886	1,002	53,413	54,415	9,157	10/1/08	3-40
Eden Prairie	Minneapolis/ St Paul, MN	1	14,621	3,538	25,865	29,403	-	3,538	25,865	29,403	3,038	10/3/08	15-40
Austin-Mueller Healthcare	Austin, TX	1	21,102	2,663	42,315	44,978	-	2,663	42,315	44,978	4,865	12/23/08	11-40
1300 Connecticut	Washington, DC	1	35,498	25,177	41,250	66,427	879	25,177	42,129	67,306	8,887	3/10/09	2-40
Campus Road Office Center	Princeton, NJ	1	35,000	5,302	45,773	51,075	56	5,302	45,829	51,131	3,994	11/3/09	5-40
Preston Sherry Plaza	Dallas, TX	1	23,427	7,500	22,303	29,803	1,374	7,500	23,677	31,177	5,154	12/16/09	1-40
Park Place	Dallas, TX	1	11,365	4,075	19,625	23,700	1,863	4,075	21,488	25,563	5,329	12/16/09	1-40
Inverness Drive West	Denver, CO	1	22,827	8,100	40,094	48,194	95	8,100	40,189	48,289	10,061	6/25/10	3-40
Doolittle Drive	Los Angeles, CA	1	12,070	9,700	13,142	22,842	(1)	9,700	13,141	22,841	3,185	6/25/10	4-40
South Havana Street	Denver, CO	1	6,546	3,925	8,607	12,532	-	3,925	8,607	12,532	2,602	6/25/10	4-40
Sheila Street	Los Angeles, CA	1	10,750	6,150	17,536	23,686	(1)	6,150	17,535	23,685	1,992	6/25/10	10-40
Corporate Center Drive	Los Angeles, CA	1	14,693	6,700	21,303	28,003	1,092	6,700	22,395	29,095	6,428	6/25/10	3-40
Harborside Plaza	Northern New Jersey	1	120,854	16,800	193,742	210,542	32	16,800	193,774	210,574	18,056	6/25/10	7-40
Colshire Drive	Washington, DC	1	88,608	21,100	157,983	179,083	159	21,100	158,142	179,242	16,513	6/25/10	7-40
Sylvan Way	Northern New Jersey	1	19,259	5,200	32,439	37,639	(1)	5,200	32,438	37,638	2,055	6/25/10	13-40
Sunset Hills Road	Washington, DC	1	16,478	2,700	31,915	34,615	38	2,700	31,953	34,653	4,263	6/25/10	5-40
Crown Colony Drive	New England	1	10,451	2,600	16,514	19,114	-	2,600	16,514	19,114	4,107	6/25/10	4-40
Shadelands Drive	East Bay, CA	1	4,125	2,500	3,562	6,062	-	2,500	3,562	6,062	1,499	6/25/10	4-40
North Fairway Drive	Chicago, IL	1	8,196	1,900	11,546	13,446	-	1,900	11,546	13,446	2,417	6/25/10	4-40
Sybase Drive	East Bay, CA	1	69,636	8,400	136,797	145,197	(5)	8,400	136,792	145,192	14,770	6/25/10	7-40
1600 SW 80th Street	Miami, FL	1	22,860	12,700	35,483	48,183	(1)	12,700	35,482	48,182	2,676	6/25/10	12-40
Connection Drive	Dallas, TX	1	28,127	3,110	50,121	53,231	3	3,110	50,124	53,234	3,957	6/25/10	9-40
Waterview Parkway	Dallas, TX	1	4,235	2,670	5,263	7,933	-	2,670	5,263	7,933	883	6/25/10	7-40
East Maple Avenue	Los Angeles, CA	1	19,941	6,400	71,761	78,161	(1)	6,400	71,760	78,160	3,027	6/25/10	16-40
N. Glenville Drive	Dallas, TX	1	4,198	1,580	6,610	8,190	(1)	1,581	6,608	8,189	732	6/25/10	6-40

Total Office and Office/R&D Properties		54	841,809	246,063	1,296,221	1,542,284	5,154	237,464	1,309,974	1,547,438	196,717

Dividend Capital Total Realty Trust—(Continued)

Schedule III — Real Estate and Accumulated Depreciation

As of December 31, 2011

(dollar amounts in thousands)

Property	Market	No. of Buildings	Encum- brances (1)	Initial Cost to Company			Cost Capitalized or Adjustments Subsequent to Acquisition (4)	Gross Amount Carried at December 31, 2011			Accumu- lated Deprecia- tion (4)	Acqui- sition Date	Depr- eciable Life (years)
				Land	Building and Imporove- ments (2)	Total Costs		Land	Building and Improve- ments (2)	Total Costs (3,4)
Industrial Properties:
Rickenbacker	Columbus, OH	1	$7,161	$1,249	$13,308	$14,557	$617	$1,249	$13,925	$15,174	$3,629	10/16/06	3-40
Park West Q	Cincinnati, OH	1	5,339	1,653	9,597	11,250	207	1,653	9,804	11,457	2,869	10/16/06	5-40
Eagle Creek East	Minneapolis/St Paul, MN	1	4,444	1,644	7,676	9,320	75	1,644	7,751	9,395	2,198	10/16/06	3-40
Park West L	Cincinnati, OH	1	3,709	902	7,393	8,295	102	902	7,495	8,397	1,913	10/31/06	2-40
Eagle Creek West	Minneapolis/St Paul, MN	1	5,035	1,910	8,474	10,384	393	1,910	8,867	10,777	2,026	10/31/06	1-40
Minnesota Valley III	Minneapolis/St Paul, MN	1	6,298	2,223	12,462	14,685	7	2,223	12,469	14,692	3,198	10/31/06	6-40
Pencader	Philadelphia, PA	1	6,050	2,516	5,392	7,908	202	2,516	5,594	8,110	1,195	12/6/06	3-40
Hanson Way	Silicon Valley, CA	1	19,150	5,544	19,873	25,417	(91)	5,544	19,782	25,326	4,858	12/7/06	6-40
Old Silver Spring	Central PA	1	4,700	1,305	4,840	6,145	61	1,305	4,901	6,206	1,047	12/8/06	2-40
Marine Drive	Charlotte, NC	1	14,800	2,037	19,010	21,047	78	2,037	19,088	21,125	5,052	12/8/06	10-40
Southfield	Atlanta, GA	1	5,280	1,280	5,397	6,677	200	1,280	5,597	6,877	1,396	3/20/07	4-40
Commerce Circle	Central PA	1	25,820	5,939	28,970	34,909	22	5,939	28,992	34,931	5,880	3/26/07	2-40
Veterans	Chicago, IL	1	9,200	2,121	10,987	13,108	88	2,121	11,075	13,196	2,821	3/26/07	3-40
Plainfield III	Indianapolis, IN	1	12,000	2,101	18,424	20,525	1,520	2,101	19,944	22,045	4,401	3/28/07	1-40
Patriot Drive I	Dallas, TX	1	4,625	1,034	5,548	6,582	583	1,034	6,131	7,165	1,454	3/28/07	1-40
Patriot Drive II	Dallas, TX	1	18,375	3,166	23,072	26,238	4,112	3,166	27,184	30,350	5,343	3/28/07	1-40
Creekside V	Columbus, OH	1	4,725	764	5,628	6,392	-	764	5,628	6,392	1,404	6/15/07	8-40
Greenwood Parkway	Atlanta, GA	1	-	2,040	20,830	22,870	239	2,040	21,069	23,109	4,100	10/29/07	10-40
Westport	Central PA	1	10,205	2,376	27,081	29,457	-	2,376	27,081	29,457	4,690	1/9/08	3-40
6900 Riverport	Louisville, KY	1	1,906	751	4,131	4,882	62	751	4,193	4,944	665	9/17/08	2-40
7000 Riverport	Louisville, KY	1	2,806	1,124	6,821	7,945	185	1,124	7,006	8,130	1,405	9/17/08	1-40
7050 Riverport	Louisville, KY	1	1,527	672	3,862	4,534	8	672	3,870	4,542	787	9/17/08	5-40
7100 Riverport	Louisville, KY	1	2,629	758	5,331	6,089	13	758	5,344	6,102	987	9/17/08	8-40
7201 Riverport	Louisville, KY	1	3,024	1,130	6,614	7,744	168	1,130	6,782	7,912	1,107	9/17/08	3-40
South Columbia	Central Kentucky	1	13,644	730	25,092	25,822	(2)	730	25,090	25,820	3,721	6/25/10	4-40
Columbia Road	Cleveland, OH	1	10,266	2,525	17,337	19,862	3,943	2,525	21,280	23,805	1,425	6/25/10	6-40
200 Corporate Drive	Chicago, IL	1	10,495	925	18,937	19,862	-	925	18,937	19,862	1,756	6/25/10	8-40
Vickery Drive	Houston, TX	1	21,843	3,700	37,639	41,339	(1)	3,700	37,638	41,338	3,220	6/25/10	8-40
East 28th Avenue	Denver, CO	1	3,292	800	5,431	6,231	1	796	5,436	6,232	578	6/25/10	8-40

Total Industrial Properties		29	238,348	54,919	385,157	440,076	12,792	54,915	397,953	452,868	75,125

Dividend Capital Total Realty Trust—(Continued)

Schedule III — Real Estate and Accumulated Depreciation

As of December 31, 2011

(dollar amounts in thousands)

Property	Market	No. of Buildings	Encum- brances (1)	Initial Cost to Company			Cost Capitalized or Adjustments Subsequent to Acquisition (4)	Gross Amount Carried at December 31, 2011			Accumu- lated Deprecia- tion (4)	Acqui- sition Date	Depr- eciable Life (years)
				Land	Building and Imporove- ments (2)	Total Costs		Land	Building and Improve- ments (2)	Total Costs (3,4)
Retail Properties:
Bandera Road	San Antonio, TX	1	$21,500	$8,221	$23,472	$31,693	$229	$8,221	$23,701	$31,922	$4,385	2/1/07	1-45
Beaver Creek	Raleigh, NC	1	26,200	13,017	31,375	44,392	643	13,017	32,018	45,035	5,405	5/11/07	1-40
Centerton Square	Philadelphia, PA	1	67,800	26,488	76,838	103,326	550	26,486	77,390	103,876	13,941	5/11/07	3-57
Mt. Nebo	Pittsburgh, PA	1	16,000	9,371	16,214	25,585	(2,303)	9,502	13,780	23,282	1,095	5/11/07	2-40
CB Square	Jacksonville, FL	1	-	3,768	16,660	20,428	(968)	3,768	15,692	19,460	2,196	6/27/07	3-40
Braintree	New England	1	15,692	9,270	31,266	40,536	8	9,270	31,274	40,544	6,487	8/1/07	1-40
Holbrook	New England	1	6,780	4,590	14,724	19,314	185	4,590	14,909	19,499	3,548	8/1/07	1-40
Kingston	New England	1	10,574	8,580	12,494	21,074	565	8,580	13,059	21,639	3,376	8/1/07	1-40
Manomet	New England	1	1,973	1,890	6,480	8,370	250	1,890	6,730	8,620	1,474	8/1/07	2-40
Orleans	New England	1	14,531	8,780	23,683	32,463	103	8,780	23,786	32,566	3,808	8/1/07	1-40
Sandwich	New England	1	15,825	7,380	25,778	33,158	24	7,380	25,802	33,182	3,882	8/1/07	2-40
Wareham	New England	1	24,400	13,130	27,030	40,160	831	13,130	27,861	40,991	5,052	8/1/07	2-40
Abington	New England	1	4,955	14,396	594	14,990	-	14,396	594	14,990	342	8/1/07	8-63
Hyannis	New England	1	4,906	10,405	917	11,322	-	10,405	917	11,322	220	8/1/07	19-69
Rockland 201 Market	New England	1	406	2,417	86	2,503	-	2,417	86	2,503	85	8/1/07	5-35
Mansfield	New England	1	9,024	5,340	16,490	21,830	-	5,340	16,490	21,830	2,235	8/1/07	16-86
Meriden	New England	1	14,770	6,560	22,013	28,573	-	6,560	22,013	28,573	3,145	8/1/07	13-43
Weymouth	New England	1	9,724	5,170	19,396	24,566	(257)	4,913	19,396	24,309	4,093	8/1/07	4-40
Whitman 475 Bedford Street	New England	1	7,720	3,610	11,682	15,292	-	3,610	11,682	15,292	1,636	8/1/07	16-56
Brockton Eastway Plaza	New England	1	-	2,530	2,074	4,604	108	2,530	2,182	4,712	936	8/1/07	1-40
Cohasset	New England	1	4,441	3,920	7,765	11,685	268	3,920	8,033	11,953	1,721	8/1/07	1-40
Cranston	New England	1	-	1,810	4,233	6,043	109	1,810	4,342	6,152	1,662	8/1/07	2-40
Hanover	New England	1	991	1,490	5,084	6,574	(29)	1,490	5,055	6,545	1,130	8/1/07	1-40
Rockland 360-372 Market	New England	1	1,259	1,200	2,437	3,637	-	1,200	2,437	3,637	796	8/1/07	3-40
Brockton Westgate Plaza	New England	1	5,323	3,650	6,507	10,157	-	3,650	6,507	10,157	1,776	8/1/07	2-40
North Hanover	New England	1	-	1,380	2,254	3,634	201	1,380	2,455	3,835	320	8/1/07	5-40
Harwich	New England	1	6,399	5,290	8,814	14,104	-	5,290	8,814	14,104	1,146	10/18/07	22-40
New Bedford	New England	1	8,822	3,790	11,152	14,942	-	3,790	11,152	14,942	1,388	10/18/07	23-40
Norwell	New England	1	7,000	5,850	14,547	20,397	-	5,850	14,547	20,397	1,938	10/18/07	15-65
Greater DC Retail	Washington, DC	1	40,399	19,779	42,515	62,294	129	19,781	42,642	62,423	9,456	4/6/09	1-40
Springdale	New England	1	-	8,850	-	8,850	3,739	11,866	723	12,589	55	2/18/11	6-62
Saugus	New England	1	-	3,783	9,677	13,460	37	3,786	9,711	13,497	786	3/17/11	3-40

Total Retail Properties		32	347,414	225,705	494,251	719,956	4,422	228,598	495,780	724,378	89,515

Grand Total		115	$1,427,571	$526,687	$2,175,629	$2,702,316	$22,368	$520,977	$2,203,707	$2,724,684	$361,357

(1)	Encumbrances represents mortgage debt and mezzanine financing principal balances encumbering each property as of December 31, 2011.

(2)	Building and improvements include intangible lease assets.

(3)	As of December 31, 2011, the aggregate cost for federal income tax purposes of investments in real property was approximately $2.5 billion (unaudited).

(4)	Amount is presented net of impairments and other write-offs of tenant related assets that were recorded at acquisition as part of our purchase price accounting. Such write-offs are the results of lease expirations and terminations.

The following table summarizes activity for real estate and accumulated depreciation for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands):

	2011	2010	2009
Investments in real estate:
Balance at the beginning of the year	$2,858,307	$1,685,572	$1,449,109
Acquisitions of operating properties	21,825	1,402,950	231,318
Improvements	18,944	2,284	5,145
Basis of operating properties disposed of	(150,892)	(228,599)	-
Impairment of real property	(23,500)	(3,900)	-

Balance at the end of the year	$2,724,684	$2,858,307	$1,685,572

Accumulated depreciation:
Balance at the beginning of the year	$247,608	$146,164	$87,808
Net additions charged to costs and expenses	113,749	101,444	58,356

Balance at the end of the year	$361,357	$247,608	$146,164

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 2012.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

By:	/S/ GUY M. ARNOLD
Name:	Guy M. Arnold
Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 20, 2012.

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