Form 10-Q
period 2012-03-31
Dividend Capital Total Realty Trust Inc.
filed 2012-05-14
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

As of May 4, 2012, 183,271,521 shares of common stock of Dividend Capital Total Realty Trust Inc., par value $0.01 per share, were outstanding.

Dividend Capital Total Realty Trust Inc.

Form 10-Q

March 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and footnoted information)

	As of
	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments in real property:
Land	$527,778	$520,977
Building and improvements	1,700,486	1,640,888
Intangible lease assets	623,332	562,819
Accumulated depreciation and amortization	(393,768)	(361,357)

Total net investments in real property*	2,457,828	2,363,327
Debt related investments, net	88,135	92,247

Total net investments	2,545,963	2,455,574
Cash and cash equivalents	57,506	128,447
Restricted cash	38,405	29,735
Other assets, net	56,324	56,663

Total Assets	$2,698,198	$2,670,419

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$17,705	$17,566
Distributions and redemptions payable	25,416	25,010
Mortgage notes**	1,459,605	1,397,089
Other secured borrowings	81,487	84,414
Financing obligations	18,278	18,310
Intangible lease liabilities, net	95,437	92,767
Other liabilities	38,826	35,994

Total Liabilities	1,736,754	1,671,150
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 182,225,177 and 182,331,424 shares issued and outstanding, as of March 31, 2012 and December 31, 2011, respectively	1,821	1,823
Additional paid-in capital	1,639,033	1,640,336
Distributions in excess of earnings	(775,763)	(744,365)
Accumulated other comprehensive loss	(18,198)	(18,536)

Total stockholders’ equity	846,893	879,258
Noncontrolling interests	114,551	120,011

Total Equity	961,444	999,269

Total Liabilities and Equity	$2,698,198	$2,670,419

*	Includes approximately $573.8 million and $431.8 million, after accumulated depreciation and amortization, in consolidated real property variable interest entity investments as of March 31, 2012 and December 31, 2011, respectively.
**	Includes approximately $473.1 million and $349.1 million in consolidated mortgage notes in variable interest entity investments as of March 31, 2012 and December 31, 2011, respectively. Additionally, includes approximately $124.6 million and $0 in mortgage note borrowings measured at fair value as of March 31, 2012 and December 31, 2011, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share and footnoted information)

	For the Three Months Ended March 31,
	2012	2011
REVENUE:
Rental revenue	$64,429	$62,930
Debt related income	1,884	4,486

Total Revenue	66,313	67,416
EXPENSES:
Rental expense	14,042	13,776
Real estate depreciation and amortization expense	30,989	30,285
General and administrative expenses	1,891	1,753
Asset management fees, related party	4,912	5,253
Acquisition-related expenses*	299	455
Provision for loss on debt related investments	—	2,500

Total Operating Expenses	52,133	54,022
Operating Income	14,180	13,394
Other Income (Expenses):
Interest and other income	96	544
Interest expense	(21,787)	(22,317)
Loss on financing commitments	(1,446)	—

Loss from continuing operations	(8,957)	(8,379)
Loss from discontinued operations, net of taxes**	(382)	(730)

Net loss	(9,339)	(9,109)
Net loss attributable to noncontrolling interests	849	673

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,490)	$(8,436)

Net loss	$(9,339)	$(9,109)
Other Comprehensive Income:
Net unrealized change from available-for-sale securities	(376)	1,336
Unrealized change from cash flow hedging derivatives	744	722

Comprehensive loss	(8,971)	(7,051)
Comprehensive loss attributable to noncontrolling interests	819	533

COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,152)	$(6,518)

Net loss per basic and diluted common share:
Continuing operations	$(0.04)	$(0.04)
Discontinued operations	(0.00)	(0.00)

NET LOSS PER BASIC AND DILUTED COMMON SHARE	$(0.05)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	183,270	183,633

Diluted	199,419	197,077

*	Includes approximately $0 and $218,000 paid to our Advisor during the three months ended March 31, 2012 and 2011, respectively.
**	Includes approximately $33,000 and $0 paid to our Advisor for asset management fees associated with the disposition of real properties during the three months ended March 31, 2012 and 2011, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(In thousands)

	Stockholders’ Equity					Noncontrolling Interests	Total Equity
			Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)

	Common Stock
	Shares	Amount
Balances, December 31, 2011	182,331	$1,823	$1,640,336	$(744,365)	$(18,536)	$120,011	$999,269

Comprehensive loss:
Net loss	—	—	—	(8,490)	—	(849)	(9,339)
Net unrealized change from available-for-sale securities	—	—	—	—	(346)	(30)	(376)
Unrealized change from cash flow hedging derivatives	—	—	—	—	684	60	744
Common stock:
Issuance of common stock, net of offering costs	1,136	10	9,349	—	—	—	9,359
Conversion of OP Units to common stock	269	3	2,270			(2,273)	—
Redemptions of common stock	(1,511)	(15)	(12,893)	—	—	—	(12,908)
Amortization of stock based compensation	—	—	4	—	—	—	4
Distributions on common stock	—	—	—	(22,908)	—	—	(22,908)
Noncontrolling interests:							—
Contributions of noncontrolling interests	—	—	—	—	—	951	951
Distributions to noncontrolling interests	—	—	—	—	—	(2,405)	(2,405)
Redemption of noncontrolling interests	—	—	(33)	—	—	(914)	(947)

Balances, March 31, 2012	182,225	$1,821	$1,639,033	$(775,763)	$(18,198)	$114,551	$961,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(9,339)	$(9,109)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate depreciation and amortization expense	31,003	32,147
Provision for loss on debt related investments	—	2,500
Loss on financing commitments	1,446	—
Other adjustments to reconcile net loss to net cash provided by operating activities	583	1,703
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(1,957)	313
Decrease in other assets	725	372
(Decrease) increase in accounts payable and accrued expenses	(2,562)	1,846
Decrease in other liabilities	(596)	(3,139)

Net cash provided by operating activities	19,303	26,633
INVESTING ACTIVITIES:
Acquisition of real property	—	(21,325)
Capital expenditures in real property	(2,818)	(3,299)
Proceeds from disposition of real property	3,205	—
Principal collections on debt related investments	1,098	16,272
Decrease in restricted cash	252	3,171
Other investing activities	1,764	257

Net cash provided by (used in) investing activities	3,501	(4,924)
FINANCING ACTIVITIES:
Mortgage note principal repayments	(64,552)	(2,611)
Redemption of common shares	(12,556)	(19,455)
Distributions to common stockholders	(13,908)	(15,773)
Other financing activities	(2,729)	(2,621)

Net cash used in financing activities	(93,745)	(40,460)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(70,941)	(18,751)
CASH AND CASH EQUIVALENTS, beginning of period	128,447	83,559
CASH AND CASH EQUIVALENTS, end of period	$57,506	$64,808

Supplemental Disclosure of Cash Flow Information:
Assumed mortgage	$124,800	$—
Non-cash investment in real property	$128,258	$—
Cash paid for interest	$21,375	$19,072
Amount issued pursuant to the distribution reinvestment plan	$9,046	$11,830
Non-cash principal collection on debt related investments	$2,809	$48,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

We are the sole general partner of our Operating Partnership. In addition, we have contributed 100% of the proceeds received from our public offerings of common stock to our Operating Partnership in exchange for partnership units (“OP Units”) representing our interest as a limited partner of the Operating Partnership. As of March 31, 2012 and December 31, 2011, we owned approximately 92.0% and 91.8% of the limited partnership interests in our Operating Partnership, respectively, and the remaining limited partnership interests in our Operating Partnership were owned by third-party investors. As of March 31, 2012 and December 31, 2011, our Operating Partnership had issued approximately 15.8 million and 16.2 million OP Units representing limited partnership interests, respectively, to third-party investors in connection with its private placement offerings.

Our day-to-day activities are managed by Dividend Capital Total Advisors LLC (our “Advisor”), a related party, under the terms and conditions of an advisory agreement (as amended from time to time the “Advisory Agreement”). Our Advisor and its affiliates receive various forms of compensation, reimbursements and fees for services relating to the investment and management of our real estate assets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim condensed consolidated financial statements (herein referred to as “financial statements,” “balance sheets,” or “statements of comprehensive income”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, these statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of operating results for a full year. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Commission on March 21, 2012.

Reclassifications

Certain amounts included in the accompanying financial statements for 2011 have been reclassified to conform to the 2012 financial statements presentation. We reclassified provision for loss on debt related investments from Other Income (Expense) to Operating Expenses for all periods presented. Income statement amounts for properties disposed of have been reclassified to discontinued operations for all periods presented. Certain income statement related disclosures in the accompanying notes exclude amounts that have been reclassified to discontinued operations. In addition, we have changed our presentation of comprehensive income in connection with our adoption of the related new accounting pronouncement.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ materially from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the periods during which such revisions are determined to be necessary.

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance is effective for us beginning January 1, 2012. The adoption did not have a material effect on our consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. This new guidance requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. This new guidance eliminates the current option to report other comprehensive income and its components in the statement of equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This guidance only amends the presentation of the components of comprehensive income and has not had an impact on our consolidated financial position or results of operations. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. We adopted the guidance to change the presentation of other comprehensive income by presenting comprehensive income together with the statement of operations in the consolidated statement of comprehensive income effective with our December 31, 2011 consolidated financial statements.

In April 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. This new guidance, which is effective for us beginning January 1, 2012, amends current U.S. GAAP fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The adoption did not have a material impact on our consolidated financial position or results of operations.

3. INVESTMENTS IN REAL PROPERTY

Our consolidated investments in real property consist of investments in office, industrial and retail properties. The following tables summarize our consolidated investments in real property as of March 31, 2012 and December 31, 2011 (amounts in thousands).

Real Property	Land	Building and Improvements	Intangible Lease Assets	Total Investment Amount	Intangible Lease Liabilities	Net Investment Amount

As of March 31, 2012:
Office	$245,645	$949,427	$482,260	$1,677,332	$(66,473)	$1,610,859
Industrial	54,915	335,827	62,947	453,689	(7,765)	445,924
Retail	227,218	415,232	78,125	720,575	(51,124)	669,451

Total gross book value	527,778	1,700,486	623,332	2,851,596	(125,362)	2,726,234
Accumulated depreciation/amortization	—	(161,014)	(232,754)	(393,768)	29,925	(363,843)

Total net book value	$527,778	$1,539,472	$390,578	$2,457,828	$(95,437)	$2,362,391

As of December 31, 2011:
Office	$237,464	$888,327	$421,647	$1,547,438	$(61,310)	$1,486,128
Industrial	54,915	335,006	62,947	452,868	(7,765)	445,103
Retail	228,598	417,555	78,225	724,378	(51,273)	673,105

Total gross book value	520,977	1,640,888	562,819	2,724,684	(120,348)	2,604,336
Accumulated depreciation/amortization	—	(149,444)	(211,913)	(361,357)	27,581	(333,776)

Total net book value	$520,977	$1,491,444	$350,906	$2,363,327	$(92,767)	$2,270,560

Comerica Bank Tower

On March 6, 2012, we became the 100% owner of the titleholder of a 1.5 million square foot office property in the Dallas, Texas market (“Comerica Bank Tower”), as the result of our foreclosure of a non-performing mezzanine loan for which such ownership interest had served as collateral. Comerica Bank Tower is subject to a mortgage note with an unpaid principal balance of $179.8 million bearing interest at 5.8% which matures in January 2017. We have engaged the mortgage note lender in negotiations to modify the terms of the senior loan agreement; however, there can be no assurance that such negotiations will be successful. The results of such negotiations with the senior lender will materially impact our ability to own and operate Comerica Bank Tower. Upon foreclosure, we concluded that we became the primary beneficiary of Comerica Bank Tower based on our ability to direct the activities of Comerica Bank Tower and our obligation to absorb the losses of, or, our right to receive benefits from the Comerica Bank Tower.

As of March 31, 2012, we have made a preliminary allocation of the fair value of the acquired assets and liabilities of Comerica Bank Tower to land, building, improvements and intangible lease assets and liabilities. The fair value of the acquired assets and liabilities is provisional pending determination of the final valuation for the acquired assets and liabilities. Based on this provisional allocation of the $123.1 million in estimated fair value of the acquired assets and intangible lease liabilities of Comerica Bank Tower, we attributed approximately $8.2 million to land, approximately $59.3 million to building and improvements, approximately $60.8 million to intangible lease assets and approximately $5.2 million to intangible lease liabilities. The weighted-average amortization periods for the intangible lease assets and intangible lease liabilities are 4.0 years and 4.2 years, respectively. We have also recognized the assumed mortgage note based on a preliminary estimate of fair value of $124.6 million, which approximates the fair value of the encumbered real estate.

Discontinued Operations

We present the results of operations of all disposed properties and their respective aggregate net gains (losses), collectively, as discontinued operations in our accompanying statements of comprehensive income when the operations and cash flows have been (or will be) eliminated from our ongoing operations and we will not have any significant continuing involvement. Interest expense is included in discontinued operations only if it is directly attributable to these operations or properties. The following table summarizes amounts recorded as discontinued operations (amounts in thousands).

	For the Three Months Ended March 31,
	2012	2011
Revenue from discontinued operations	$39	$2,703
Expenses from discontinued operations	(79)	(1,571)
Depreciation and amortization	(14)	(1,862)

Loss from discontinued operations, net of taxes	(54)	(730)

Loss on disposition, net of taxes	(328)	—

Loss from discontinued operations, net of taxes	$(382)	$(730)

Rental Revenue

The following table summarizes the adjustments to rental revenue related to the amortization of above-market lease assets, below-market lease liabilities, and for straight-line rental adjustments for the three months ended March 31, 2012 and 2011 (amounts in thousands).

	For the Three Months Ended March 31,
	2012	2011
Straight-line rent adjustments	$1,965	$2,724
Above-market lease assets	(1,993)	(2,084)
Below-market lease liabilities	2,460	2,214

Total increase to rental revenue	$2,432	$2,854

Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as rental revenue. Tenant recovery income recognized as rental revenue for the three months ended March 31, 2012 and 2011 was approximately $8.3 million and $8.0 million, respectively.

4. DEBT RELATED INVESTMENTS

As of March 31, 2012 and December 31, 2011, we had invested in six and eight debt related investments, respectively, with net investment amounts of approximately $88.1million and $92.2 million, respectively, which included net unamortized deferred fees and costs of approximately $1.1 million and $1.3 million, respectively. The weighted average maturity of our debt investments as of March 31, 2012 was 1.6 years, based on our recorded net investment. The following table describes our debt related income for the three months ended March 31, 2012 and 2011 (dollar amounts in thousands).

	For the Three Months Ended March 31,		Weighted Average Yield as of March 31, 2012 (1)
Investment Type	2012	2011
Mortgage notes (2)	$1,769	$3,072	6.5%
B-notes	115	887	1.5%
Mezzanine debt (3)	—	527	0.0%

Total	$1,884	$4,486	5.0%

(1)	Weighted average yield is calculated on an unlevered basis using the amount invested, current interest rates and accretion of premiums or discounts realized upon the initial investment for each investment type as of March 31, 2012. Yields for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of March 31, 2012 for purposes of this table. As of March 31, 2012 we had two debt related investments with a combined net investment amount of $58.2 million that bear interest at the floating rates indexed to LIBOR. All of our remaining debt related investments bear interest at fixed rates. We have assumed a yield of zero on the two debt related investments for which we have recognized a full allowance for loss as of March 31, 2012.
(2)	During the three months ended March 31, 2012 a borrower completely repaid one of our debt related investments. Amounts recorded include an early prepayment fee received of approximately $789,000 and accelerated amortization of origination fees of approximately $23,000, offset by accelerated amortization of deferred due diligence costs of approximately $91,000 related to this repayment.
(3)	During the three months ended March 31, 2012 we became the 100% owner of the titleholder of Comerica Bank Tower as the result of our foreclosure of a non-performing mezzanine loan for which such ownership interest had served as collateral. See Note 3 and Note 5 for additional discussion of this foreclosure. As of March 31, 2011 we did not have any mezzanine debt investments.

Impairment

We review each of our debt related investments individually on a quarterly basis, and more frequently when such an evaluation is warranted, to determine if impairment exists. Accordingly, we do not group our debt related investments into classes by credit quality indicator. A debt related investment is impaired when, based on current information and events (including economic, industry and geographical factors), it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the agreement. When an investment is deemed impaired, the impairment is measured based on the expected future cash flows discounted at the investment’s effective interest rate. As a practical expedient, we may measure impairment based on the fair value of the collateral of an impaired collateral-dependent debt investment. Regardless of the measurement method, we measure impairment based on the fair value of the collateral when it is determined that foreclosure is probable. During the three months ended March 31, 2011, we recognized approximately $2.5 million in provision losses in the accompanying statements of comprehensive income. We did not record any provision for loan loss during the three months ended March 31, 2012, however, during that period we wrote off the provision for loss on debt related investments of approximately $20.0 million related to a mezzanine debt investment that we foreclosed upon. See Note 3 and Note 5 for additional discussion of this foreclosure. The table below presents a reconciliation of the beginning and ending balances, between December 31, 2011 and March 31, 2012, of our allowance for loan loss (amounts in thousands).

Allowance for Loan Loss
Beginning balance as of December 31, 2011:	$38,000
Provision for loss on debt related investments	—
Direct write offs	(20,000)

Ending balance as of March 31, 2012:	$18,000

As of March 31, 2012, we had two B-note debt investments on non-accrual status. As of December 31, 2011, we had two B-note debt investments and one mezzanine debt investment on non-accrual status. We had recorded a complete allowance for loan loss on all debt investments on non-accrual status as of March 31, 2012 and December 31, 2011. When we determine that a debt investment is impaired, we record income on the investment using the cash basis of accounting. We did not record any income on a cash basis of accounting during the three months ended March 31, 2012 or 2011. All of our debt related investments that were past due 90 days or more were on non-accrual status as of March 31, 2012 and December 31, 2011.

As of March 31, 2012, we had three impaired debt related investments with an unpaid principal balance of approximately $31.6 million. The following table describes our recorded investment in debt related investments before allowance for loan loss, and the related allowance for loan loss (amounts in thousands).

	Debt Investments Individually Evaluated for Impairment as of
	March 31, 2012	December 31, 2011
Debt investments	$106,135	$130,247
Less: Allowance for loan losses	(18,000)	(38,000)

Total	$88,135	$92,247

All impaired debt investments are subordinate debt investments. The following table describes our gross recorded investment in impaired debt related investments, the related allowance for loan loss, and the total amount of impaired loans for which we have not recorded an allowance for loan loss (amounts in thousands).

As of:	Recorded Investment	Related Allowance	Amount of Recorded Investment With No Allowance Recorded
March 31, 2012	$31,608	$(18,000)	$13,608
December 31, 2011	51,725	(38,000)	13,725

The following table describes our average recorded net investment in the impaired debt related investments and the related interest income recorded (amounts in thousands).

For the three months ended March 31,	Average Recorded Investment	Interest Income Recognized
2012	$13,666	$121
2011	35,654	1,047

5. DEBT OBLIGATIONS

The following table describes our borrowings as of March 31, 2012 and December 31, 2011 (dollar amounts in thousands).

	Weighted Average Stated Interest Rate as of		Outstanding Balance as of (1)		Gross Investment Amount Securing Borrowings as of (2)
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Fixed rate mortgages	5.8%	5.8%	$1,175,720	$1,053,740	$2,094,394	$1,964,328
Floating rate mortgages (3)	4.0%	4.0%	283,885	343,349	509,716	665,306

Total mortgage notes	5.4%	5.4%	1,459,605	1,397,089	2,604,110	2,629,634
Repurchase facility	3.1%	3.2%	55,101	57,935	74,527	78,522
Mezzanine loan (4)	5.5%	5.5%	26,386	26,479	N/A	N/A

Total other secured borrowings	3.9%	3.9%	81,487	84,414	74,527	78,522

Total	5.4%	5.3%	$1,541,092	$1,481,503	$2,678,637	$2,708,156

(1)	Amounts presented are net of (i) unamortized discounts to the face value of our outstanding fixed-rate mortgages of $3.7 million and $4.0 million as of March 31, 2012 and December 31, 2011, respectively, and (ii) fair value adjustment to mortgages carried at fair value of $55.0 million and $0 as of March 31, 2012 and December 31, 2011, respectively.
(2)	“Gross Investment Amount” as used here and throughout this document represents the allocated gross basis of real property and debt related investments, after certain adjustments. Gross Investment Amount for real property (i) includes the effect of intangible lease liabilities of approximately $125.4 million and $120.3 million, as of March 31, 2012 and December 31, 2011, respectively, (ii) excludes accumulated depreciation and amortization on assets of approximately $393.8 million and $361.4 million as of March 31, 2012 and December 31, 2011, respectively, and (iii) includes the impact of impairments of approximately $23.5 million as of March 31, 2012 and December 31, 2011. Amounts reported for debt related investments represent our net accounting basis of the debt investments, which includes (i) unpaid principal balances, (ii) unamortized discounts, premiums, and deferred charges, and (iii) allowances for loan loss of approximately $18.0 million and $38.0 million as of March 31, 2012 and December 31, 2011, respectively.
(3)	As of March 31, 2012 and December 31, 2011, floating-rate mortgage notes were subject to interest rates at spreads ranging from 1.60% to 3.75% over one-month LIBOR, certain of which are subject to a 1.0% LIBOR floor.
(4)	Consists of mezzanine loan financing obtained from the seller of a portfolio of 32 office and industrial properties that we purchased on June 25, 2010 (the “NOIP Portfolio”).

As of March 31, 2012, 16 mortgage notes were interest-only and 22 mortgage notes were fully amortizing with outstanding balances of approximately $700.7 million and $758.9 million, respectively. None of our mortgage notes are recourse to us. Two of our mortgage notes, with an aggregate outstanding principal balance as of March 31, 2012 of approximately $261.1 million, have initial maturities before December 31, 2012. One of these notes, with an outstanding principal balance as of March 31, 2012 of approximately $214.6 million, has two one-year extension options. The extension options are subject to certain lender covenants and restrictions that we must meet to extend this maturity date. We currently believe that we will qualify for and expect to exercise these extension options. However, we cannot guarantee that we will meet the requirements to extend the note upon maturity. In the event that we do not qualify to extend the note, we expect to repay it with proceeds from new borrowings.

We were in compliance with all financial debt covenants as of March 31, 2012.

The following table reflects our contractual debt maturities as of March 31, 2012, specifically our obligations under mortgage note agreements and other secured borrowings (dollar amounts in thousands).

	As of March 31, 2012
Year Ending December 31,	Number of Borrowings Maturing (2)	Outstanding Balance (3) (4)
2012(1)	2	272,150
2013	3	92,931
2014	2	94,051
2015	6	154,890
2016	14	330,684
2017	9	476,247
2018	0	4,999
2019	0	5,292
2020	1	157,944
2021	0	1,707
Thereafter	3	9,069

Total	40	$1,599,964

(1)	Represents amounts due for the remainder of 2012.
(2)	Borrowings presented include other secured borrowings of approximately $55.1 million related to our master repurchase facility account, which matures in June 2013 and is subject to two one-year extensions and mezzanine borrowings of approximately $26.4 million, which mature in June 2015.
(3)	Outstanding balance represents expected cash outflows for contractual amortization and scheduled balloon payment maturities, and does not include (i) the fair value adjustment on mortgage notes carried at fair value of approximately $55.0 million, (ii) the mark-to-market adjustment on assumed debt of approximately $3.7 million, and (iii) the GAAP principal amortization of our restructured mortgage note of $129,000 that does not reduce the face amount of the related mortgage note as of March 31, 2012
(4)	As of March 31, 2012, our mortgage notes and secured borrowings are secured by real properties and debt investments totaling approximately $2.7 billion.

Assumption of Mortgage Note

In connection with our foreclosure of a mezzanine debt investment discussed in Note 3 and Note 4, we acquired Comerica Bank Tower which is subject to a mortgage note secured by Comerica Bank Tower with an unpaid principal balance of approximately $179.8 million (the “Comerica Bank Tower Mortgage”). The Comerica Bank Tower Mortgage bears interest at 5.8% and amortizes with the final balloon payment due in January, 2017. With regard to this borrowing, we have elected to record the mortgage within Mortgage Notes in the accompanying balance sheet at fair value, in accordance with Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”. We elected to apply the fair value option for the Comerica Bank Tower Mortgage to allow better alignment of the value of the Comerica Bank Tower Mortgage with the corresponding value of Comerica Bank Tower. The fair value recorded reflects our estimate of the fair value of the instrument, which is approximately $124.6 million as of March 31, 2012.

We record interest expense on the Comerica Bank Tower Mortgage using the effective interest method. We record the change in the fair value of the note within interest expense. We did not record significant gains or losses on the Comerica Bank Tower Mortgage during the three months ended March 31, 2012. The fair value of the Comerica Bank Tower Mortgage as of March 31, 2012 continued to approximate its fair value as of the date of our foreclosure of Comerica Bank Tower. During the three months ended March 31, 2012, we recorded a fair value adjustment to reduce interest expense of approximately $572,000, which offsets the mark-to-market interest expense adjustment related to the Comerica Bank Tower Mortgage.

As a result of our election to account for the Comerica Bank Tower Mortgage using the fair value option, we will apply the framework established under ASC Topic 820, “Fair Value Measurement and Disclosures” (“ASC Topic 820”), for measuring the fair value of the Comerica Bank Tower Mortgage on a recurring basis. The fair value of the Comerica Bank Tower Mortgage is based on significant unobservable Level 3 inputs.

Senior management, under the supervision of our President and Chief Financial Officer, are responsible for establishing and reviewing our valuation policies and procedures, and such policies and procedures are also discussed with our Audit Committee. We measured the fair value of the Comerica Bank Tower Mortgage based upon the fair value of Comerica Bank Tower, which serves as collateral for the loan. Specifically, we considered preliminary third party appraisals for Comerica Bank Tower to derive our estimate of the fair value of Comerica Bank Tower. In evaluating the information included in these third party appraisals, we considered the reasonableness of the sources of information and compared such information to our understanding of Comerica Bank Tower’s specific operating performance and its applicable capital market environment. Fluctuations in the operating performance of Comerica Bank Tower and the applicable capital market environment, will likely result in corresponding fluctuations in the fair value of the Comerica Bank Tower Mortgage, therefore we will continue to monitor these factors to analyze changes in fair value period to period. The contractual cash flows of the Comerica Bank Tower Mortgage at a discount rate of approximately 15% results in a value of the note of $124.6 million.

Restructuring of Mortgage Note

During the three months ended March 31, 2012, a consolidated joint venture renegotiated the terms of a mortgage note borrowing secured by an office property located in the Chicago, Illinois market, which had a balance of $21.3 million and had an interest rate of 5.94% as of December 31, 2011, and a maturity date of February 1, 2012. Under the terms of the restructured note, the maturity date has been extended to February 1, 2016, an A-note was established with a balance of $13.0 million, and a B-note was established with a balance of $8.3 million. Our consolidated joint venture contributed $4.0 million to pay certain closing costs and establish certain escrow reserves for future leasing costs, which earns a preferred return of 8% and is senior to the B-note. We consider the $8.3 million B-note to be contingently payable and it is included in the carrying amount of the restructured notes. We have determined that the effective interest rate of the restructured notes is 0% and as such, debt service payments made will reduce the recorded principal balance of the restructured notes. We did not record a gain related to this restructure.

Repayment of Mortgage Note

During the three months ended March 31, 2012, we repaid a mortgage note borrowing with a balance of approximately $61.4 million as of December 31, 2011. The note was secured by 10 of our retail properties located in the New England market. The note had a maturity date of July 1, 2012. Related to this repayment, we recorded a loss on financing commitments of approximately $1.4 million, which comprised the net unamortized deferred financing costs incurred and reclassification of OCI from losses on hedges related to this borrowing.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges under ASC Topic 815 “Derivatives and Hedging” is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the next 12 months, we estimate that approximately $2.4 million will be reclassified as an increase to interest expense related to effective forward started interest rate swaps where the hedging instrument has been terminated, and we estimate that approximately $272,000 will be reclassified as an increase to interest expense related to active effective hedges of floating rate debt issuances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The table below presents a reconciliation of the beginning and ending balances, between December 31, 2011 and March 31, 2012, of our accumulated other comprehensive loss (“OCI”), net of amounts attributable to noncontrolling interests related to the effective portion of our cash flow hedges as presented on our financial statements (amounts in thousands).

Accumulated Other Comprehensive Loss
Beginning balance as of December 31, 2011:	$(18,365)
Amortization of interest expense	671
Losses reclassified into earnings upon discontinuance of cash flow hedges	146
Change in fair value	(73)
Attribution of OCI to noncontrolling interests	(60)

Ending balance as of March 31, 2012	$(17,681)

Fair Values of Derivative Instruments

The table below presents the gross fair value of our derivative financial instruments as well as their classification on our accompanying balance sheet as of March 31, 2012 and December 31, 2011 (amounts in thousands).

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location		As of March 31, 2012 Fair Value	As of December 31, 2011 Fair Value	Balance Sheet Location		As of March 31, 2012 Fair Value	As of December 31, 2011 Fair Value
Derivatives designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets, net	(1)	$—	$1	Other Liabilities	(1)	$(298)	$(341)

Total derivatives designated as hedging instruments under ASC Topic 815			—	1			(298)	(341)
Derivatives not designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets, net	(1)	—	—	Other Liabilities		—	—

Total derivatives not designated as hedging instruments under ASC Topic 815			—	—			—	—
Total derivatives			$—	$1			$(298)	$(341)

(1)	Although our derivative contracts are subject to master netting arrangements which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheet.

The majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with our derivative instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of potential default by us and our counterparties. As of March 31, 2012, we had assessed the significance of the impact of the credit valuation adjustments and had determined that it was not significant to the overall valuation of our derivative instruments. As a result, we have determined that the significant inputs for all of our derivative valuations are classified in Level 2 of the fair value hierarchy.

Designated Hedges

As of March 31, 2012, we had three outstanding interest rate caps and two outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $89.8 million. As of December 31, 2011, we had four outstanding interest rate caps (or portions of caps) and three outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $157.0 million.

Undesignated Hedges

Derivatives not designated as hedges are not speculative and are used to hedge our exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a loss of approximately $158,000 and $55,000 for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and December 31, 2011, we had three and two outstanding interest rate caps (or portions of caps), respectively, that were not designated as hedges with a total notional amount of approximately $391.9 million and $327.3 million, respectively. As of March 31, 2012 and December 31, 2011, these interest rate caps were recorded as other assets on our financial statements with a fair value of approximately zero.

Effect of Derivative Instruments on the Statements of Comprehensive Income

The table below presents the effect of our derivative financial instruments on our accompanying financial statements for the three months ended March 31, 2012 and 2011 (amounts in thousands).

	For the Three Months Ended March 31,
	2012	2011
Derivatives Designated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts
Amount of loss recognized in OCI (effective portion)	$(73)	$13
Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Interest expense	Interest expense
Amount of loss reclassified from accumulated OCI into income (effective portion)	$(671)	$(709)
Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Loss on financing commitments	Interest and other income
Amount of loss recognized in income due to missed forecast (ineffective portion and amount excluded from effectiveness testing)	$(146)	$(2)

Derivatives Not Designated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts
Location of gain or (loss) recognized in income	Interest and other income	Interest and other income
Amount of loss recognized in income	$(12)	$(55)

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The fair values estimated below are indicative of certain interest rate and other assumptions as of March 31, 2012 and December 31, 2011, and may not take into consideration the effects of subsequent interest rate or other assumption fluctuations, or changes in the values of underlying collateral. The fair values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate their carrying values because of the short-term nature of these instruments.

The carrying amounts and estimated fair values of our other financial instruments as of March 31, 2012 and December 31, 2011 were as follows (amounts in thousands):

	As of March 31, 2012		As of December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Fixed-rate debt related investments, net	$30,403	$31,189	$34,308	$35,159
Floating-rate debt related investments, net	57,732	56,696	57,939	56,667
Liabilities:
Fixed-rate mortgage notes carried at amortized cost	$1,051,137	$1,143,040	$1,053,740	$1,107,471
Fixed-rate mortgage notes carried at fair value	124,583	124,583	—	—
Floating-rate mortgage notes	283,885	282,861	343,349	344,503
Fixed-rate other secured borrowings	26,386	25,427	26,479	25,455
Floating-rate other secured borrowings	55,101	55,473	57,935	58,383

The methodologies used and key assumptions made to estimate fair values of the other financial instruments described in the above table are as follows:

Debt Related Investments — The fair value of our performing debt investments are estimated using a discounted cash flow methodology. This method discounts estimated future cash flows using rates management determines best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. Credit spreads and market interest rates used to determine the fair value of these instruments are based on unobservable Level 3 inputs which management has determined to be its best estimate of current market values.

Mortgage Notes and Other Secured Borrowings Carried at Amortized Cost—The fair value of our mortgage notes and other secured borrowings are estimated using a discounted cash flow analysis, based on our estimate of market interest rates. Credit spreads relating to the underlying instruments are based on unobservable Level 3 inputs, which we have determined to be our best estimate of current market spreads of similar instruments.

Mortgage Note Carried at Fair Value—The only mortgage note carried at fair value is the Comerica Bank Tower Mortgage. See Note 5 for additional discussion regarding considerations and methodology regarding the determination of the fair value of the Comerica Bank Tower Mortgage.

8. RELATED PARTY TRANSACTIONS

Our day-to-day activities are managed by our Advisor, a related party, under the terms and conditions of the Advisory Agreement. Our Advisor is considered to be a related party as certain indirect owners and employees of our Advisor serve as one of our directors and/or our executive officers. The responsibilities of our Advisor include the selection and underwriting of our real property and debt related investments, the negotiations for these investments, the asset management and financing of these investments and the selection of prospective joint venture partners. As of March 31, 2012 and December 31, 2011, we owed approximately $52,000 and $129,000, respectively, to our Advisor and affiliates of our Advisor for such services and reimbursement of certain expenses.

The following table summarizes fees and other amounts earned by our Advisor in connection with services performed for us during the three months ended March 31, 2012 and 2011 (amounts in thousands).

	For the Three Months Ended March 31,
	2012	2011
Acquisition fees	$—	$218
Asset management fees	4,912	5,253
Other reimbursements	513	373
Asset management fees related to the disposition of real properties	33	—

Total	$5,458	$5,844

9. NET INCOME (LOSS) PER COMMON SHARE

Reconciliations of the numerator and denominator used to calculate basic net loss per common share to the numerator and denominator used to calculate diluted net loss per common share for the three months ended March 31, 2012 and 2011 are described in the following table (amounts in thousands, except per share information).

	For the Three Months Ended March 31,
	2012	2011
Numerator
Loss from continuing operations	$(8,957)	$(8,379)
Loss from continuing operations attributable to noncontrolling interests	817	616

Loss from continuing operations attributable to common stockholders	(8,140)	(7,763)
Dilutive noncontrolling interests share of loss from continuing operations	(717)	(568)
Numerator for diluted earnings per share – adjusted loss from continuing operations	$(8,857)	$(8,331)

Loss from discontinued operations	$(382)	$(730)
Loss from discontinued operations attributable to noncontrolling interests	32	57

Loss from discontinued operations attributable to common stockholders	(350)	(673)
Dilutive noncontrolling interests share of discontinued operations	(31)	(49)
Numerator for diluted earnings per share – adjusted loss from discontinued operations	$(381)	$(722)

Denominator
Weighted average shares outstanding-basic	183,270	183,633
Incremental weighted average shares effect of conversion of OP units	16,149	13,444

Weighted average shares outstanding-diluted	199,419	197,077

LOSS PER COMMON SHARE-BASIC AND DILUTED
Net loss from continuing operations	$(0.04)	$(0.04)
Net loss from discontinued operations, net of noncontrolling interest	$(0.00)	$(0.00)

Net loss	$(0.05)	$(0.05)

10. SEGMENT INFORMATION

We have two reportable operating segments: investments in real property and debt related investments. We organize and analyze the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, investment strategies and objectives and distinct management of each segment. The following table sets forth revenue and the components of net operating income (“NOI”) of our segments for the three months ended March 31, 2012 and 2011 (amounts in thousands).

	For the Three Months ended March 31,
	Revenues		NOI
	2012	2011	2012	2011
Real property (1)	$64,429	$62,930	$50,387	$49,154
Debt related investments	1,884	4,486	1,884	4,486

Total	$66,313	$67,416	$52,271	$53,640

(1)	Does not include results of operations of real property assets categorized as discontinued operations.

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

The following table is a reconciliation of our NOI to our reported net (loss) income attributable to common shareholders for the three months ended March 31, 2012 and 2011 (amounts in thousands).

	For the Three Months Ended March 31,
	2012	2011
Net operating income	$52,271	$53,640
Real estate depreciation and amortization expense	(30,989)	(30,285)
General and administrative expenses	(1,891)	(1,753)
Asset management fees, related party	(4,912)	(5,253)
Acquisition-related expenses	(299)	(455)
Provision for loss on debt related investments	—	(2,500)
Interest and other income	96	544
Interest expense	(21,787)	(22,317)
Loss on financing commitments	(1,446)	—
Loss from discontinued operations, net of taxes	(382)	(730)
Net loss attributable to noncontrolling interests	849	673

Net loss attributable to common stockholders	$(8,490)	$(8,436)

The following table reflects our total assets by business segment as of March 31, 2012 and December 31, 2011 (amounts in thousands).

	As of March 31, 2012	As of December 31, 2011
Segment assets:
Net investments in real property	$2,457,828	$2,363,327
Debt related investments, net	88,135	92,247

Total segment assets, net	2,545,963	2,455,574
Non-segment assets:
Cash and cash equivalents	57,506	128,447
Other non-segment assets (1)	94,729	86,398

Total assets	$2,698,198	$2,670,419

(1)	Other non-segment assets primarily consist of corporate assets including restricted cash and receivables, including straight-line rent receivable.

11. SUBSEQUENT EVENTS

We have evaluated subsequent events for the period from March 31, 2012, the date of these financial statements, through the date these financial statements are issued.

Tender Offer by Issuer

Subsequent to March 31, 2012, we announced an offer to purchase up to 9,150,000 shares of our common stock for $6.00 per share in cash, less any applicable withholding taxes and without interest. The offer will expire at 12:00 midnight, Mountain Daylight Time, on May 15, 2012, or such other date to which the offer may be extended.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements relate to, without limitation, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), other development trends of the real estate industry, business strategies, and the growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors that may cause our results to vary are general economic and business (particularly real estate and capital market) conditions being less favorable than expected, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, availability and creditworthiness of prospective tenants, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, tenants’ ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental, regulatory and/or safety requirements, tenant bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control. For a further discussion of these factors and other risk factors that could lead to actual results materially different from those described in the forward-looking statements, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Commission on March 21, 2012. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

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

We believe we have operated in such a manner to qualify as a REIT for federal income tax purposes, commencing with the taxable year ended December 31, 2006, when we first elected REIT status. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through our Operating Partnership. Furthermore, our Operating Partnership wholly owns a taxable REIT subsidiary, DCTRT Leasing Corp. (the “TRS”), through which we execute certain business transactions that might otherwise have an adverse impact on our status as a REIT if such business transactions were to occur directly or indirectly through our Operating Partnership. We are an externally managed REIT and have no employees. Our day-to-day activities are managed by our Advisor, a related party, under the terms and conditions of the Advisory Agreement.

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

The cornerstone of our investment strategy is to provide investors seeking a general real estate allocation with a broadly diversified portfolio of assets. Our current investments include:

(1)	direct investments in real properties, consisting of office, industrial, and retail properties, located in North America; and

(2)	certain debt related investments, including originating and participating in whole mortgage loans secured by commercial real estate and B-notes.

As of March 31, 2012, we had total gross investments of approximately $2.9 billion (before accumulated depreciation of approximately $393.8 million), comprised of:

(1)	96 operating properties located in 30 geographic markets in the United States, aggregating approximately 19.7 million net rentable square feet. As of March 31, 2012, our real property portfolio was approximately 90.2% leased. Our operating real property portfolio includes an aggregate gross investment amount of approximately $2.9 billion and consists of:

•	36 office properties located in 16 geographic markets, aggregating approximately 8.3 million net rentable square feet, with an aggregate gross investment amount of approximately $1.7 billion;

•	31 retail properties located in seven geographic markets, aggregating approximately 3.1 million net rentable square feet, with an aggregate gross investment amount of approximately $720.6 million; and

•	29 industrial properties located in 16 geographic markets, aggregating approximately 8.3 million net rentable square feet, with an aggregate gross investment amount of approximately $453.7 million.

(2)	Approximately $88.1 million in net debt related investments, including (i) investments in mortgage notes of approximately $74.5 million, and (ii) investments in B-notes of approximately $13.6 million.

Consistent with our investment strategy, we have two business segments: (i) investments in real property and (ii) debt related investments. For a discussion of our business segments and the associated revenue and net operating income by segment, see Note 10 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Any future and near-term obligations are expected to be funded primarily through the use of cash on hand, cash generated from operations, proceeds from our distribution reinvestment plan (the “DRIP Plan”), proceeds from the sale of existing investments, and the issuance and assumption of debt obligations.

•	Cash on hand — As of March 31, 2012, we had approximately $57.5 million of cash and cash equivalents.

•

Cash available under our Line of Credit — As of March 31, 2012, we had entered into a senior secured revolving credit facility (our “Line of Credit”) under which we may borrow up to $100 million, or, subject to sufficient lender participation, up to $200 million. As of March 31, 2012, we had not drawn on this Line of Credit and the entire amount was available to us.

•	Cash generated from operations — During the three months ended March 31, 2012, we generated approximately $19.3 million from operations of our real properties and income from debt related investments.

•	Proceeds from the DRIP Plan — During the three months ended March 31, 2012, we received approximately $9.0 million in proceeds from the DRIP Plan.

•

Proceeds from other public offerings of equity securities — During the three months ended March 31, 2012, we did not conduct a public offering of equity securities outside of the DRIP Plan. We have recently filed a registration statement to offer equity securities outside of the DRIP Plan, perhaps as early as the third quarter of 2012. However, such offering is subject to regulatory and other conditions and may not occur.

•

Proceeds from sales of existing investments — During the three months ended March 31, 2012, we sold one operating property for approximately $3.3 million. In addition, during that period one of our debt related investments with a principal balance of $3.7 million was repaid to us in full.

•

The issuance and assumption of debt obligations —During the three months ended March 31, 2012, we assumed the mortgage related to an office property in the Dallas, Texas market with a principal balance of approximately $179.8 million. A subset of our existing portfolio is unencumbered by debt obligations as of March 31, 2012.

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

Significant Transactions During the Three Months Ended March 31, 2012

Mezzanine Loan Foreclosure

During the three months ended March 31, 2012, we became the 100% owner of the titleholder of a 1.5 million square foot office property in the Dallas, Texas market (“Comerica Bank Tower”) as a result of our foreclosure of a non-performing mezzanine loan for which such ownership interest had served as collateral. Based on our provisional valuation of the acquired assets and liabilities, as of March 31, 2012, we have consolidated approximately $123.1 million in land, building and improvements, and intangible lease assets, net of intangible lease liabilities, and approximately $124.6 million in mortgage notes, which is carried at fair value.

Repayment of Mortgage Note

During the three months ended March 31, 2012, we repaid a mortgage note secured by 10 retail properties in the New England market with an outstanding principal balance of approximately $61.4 million, prior to its contractual maturity. We repaid the mortgage note with cash on hand.

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

The following unaudited table presents a reconciliation of FFO to net income (loss) for the three months ended March 31, 2012 and 2011 (amounts in thousands, except per share information).

	For the Three Months Ended, March 31,
	2012	2011
Reconciliation of net earnings to FFO:
Net loss attributable to common stockholders	$(8,490)	$(8,436)
Add (deduct) NAREIT-defined adjustments:
Depreciation and amortization expense	30,989	30,285
Depreciation attributable to discontinued operations	14	1,862
Loss on disposition of real property	328	—
Noncontrolling interests’ share of net loss	(849)	(673)
Noncontrolling interests’ share of FFO	(2,123)	(2,108)

FFO attributable to common shares-basic	19,869	20,930
FFO attributable to dilutive OP units	1,751	1,532

FFO attributable to common shares-diluted	$21,620	$22,462

FFO per share-basic and diluted	$0.11	$0.11

Weighted Average Number of Shares Outstanding
Basic	183,270	183,633

Diluted	199,419	197,077

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

Losses on financing commitments— Losses on financing commitments represent losses incurred as a result of the early retirement of debt obligations and breakage costs and fees incurred related to rate lock agreements with prospective lenders. Such gains and losses may be due to dispositions of assets, the repayment of debt prior to its contractual maturity or the nonoccurrence of forecasted financings. Our management believes that any such gains or losses are not reflective of our ongoing operations. Accordingly, we believe by excluding gains and losses on financing commitments, Company-Defined FFO provides useful supplemental information for management and investors when evaluating the sustainability of our operating performance.

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

The following unaudited table presents a reconciliation of Company-Defined FFO to FFO for the three months ended March 31, 2012 and 2011 (amounts in thousands, except per share information).

	For the Three Months Ended, March 31,
	2012	2011
Reconciliation of FFO to Company-Defined FFO:
FFO attributable to common shares-basic	$19,869	$20,930
Add (deduct) our adjustments:
Gains and losses on real estate securities and provision for loss on debt related investments	—	2,626
Acquisition-related expenses	299	455
Loss on derivatives	12	57
Loss on financing commitments	1,446	—
Noncontrolling interests’ share of NAREIT-defined FFO	2,123	2,108
Noncontrolling interest share of Company-Defined FFO	(2,266)	(2,322)

Company-Defined FFO attributable to common shares-basic	21,483	23,854
Company-Defined FFO attributable to dilutive OP units	1,893	1,744

Company-Defined FFO attributable to common shares-diluted	$23,376	$25,598

Company-Defined FFO per share-basic and diluted	$0.12	$0.13

Weighted Average Number of Shares Outstanding
Basic	183,270	183,633

Diluted	199,419	197,077

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

Public Conference Call

We will be hosting a public conference call on Thursday, May 24, 2012 to review our quarterly financial and operating results for the three months ended March 31, 2012. Guy Arnold, our President, and Kirk Scott, our Chief Financial Officer, will present performance data and provide management commentary. The conference call will take place at 4:15 p.m. EDT and can be accessed by dialing 800.748.2715 (no access code is required).

Net Operating Income (“NOI”)

We also use NOI as a supplemental financial performance measure because NOI reflects the specific operating performance of our real properties and debt related investments and excludes certain items that are not considered to be controllable in connection with the management of each property, such as gains and losses on real property dispositions, other-than-temporary impairment, gains and losses related to provisions for losses on debt related investments, gains or losses on derivatives, acquisition related expenses, losses on financing commitments, interest income, depreciation and amortization, general and administrative expenses, asset management fees, interest expense and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance as a whole, since it does exclude such items that could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. We present NOI in the tables below, and include a reconciliation to GAAP in Note 10 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Our Operating Results

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

The following unaudited table illustrates the changes in rental revenue, rental expenses and net operating income for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. The same store portfolio includes 93 properties acquired prior to January 1, 2011 and owned through March 31, 2012, comprising approximately 18.0 million square feet. A discussion of these changes follows the table (dollar amounts in thousands).

	For the Three Months Ended March 31,
	2012	2011	$ Change	% Change
Revenue
Base rental revenue-same store (1)	$51,340	$51,567	$(227)	0%
Other rental revenue- same store	10,472	11,179	(707)	-6%

Total rental revenue-same store	61,812	62,746	(934)	-1%
Rental revenue-2011/2012 acquisitions	2,617	184	2,433	1322%

Total rental revenue	64,429	62,930	1,499	2%
Debt related income	1,884	4,486	(2,602)	-58%

Total revenue	66,313	67,416	(1,103)	-2%

Rental Expenses
Same store	12,385	13,713	(1,328)	-10%
2011/2012 acquisitions	1,657	63	1,594	2530%

Total rental expenses	14,042	13,776	266	2%

Net Operating Income (2)
Real property - same store	49,427	49,033	394	1%
Real property - 2011/2012 acquisitions	960	121	839	693%
Debt related income	1,884	4,486	(2,602)	-58%

Total net operating income	52,271	53,640	(1,369)	-3%

(1)	Base rental revenue represents contractual base rental revenue earned by us from our tenants and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above-market intangible lease assets or the amortization of below-market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as expense recovery revenue are included in the line item, referred to as “other rental revenue.”
(2)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “—How We Measure Our Performance—Net Operating Income” above. See also Note 10 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Rental Revenue

Rental revenue increased for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to additional revenue from the properties acquired in 2011 and 2012, partially offset by declining revenue in our same store portfolio. Our operating portfolio was approximately 90.2% leased as of March 31, 2012, compared to 94.6% as of March 31, 2011.

Same store base rental revenue decreased approximately $227,000 for the three months ended March 31, 2012 compared to the same period in 2011. The decrease comprises a $620,000 decrease in our same store industrial portfolio, partially offset by (i) a $196,000 increase in our same store office portfolio, and (ii) a $197,000 increase in our same store retail portfolio. At the total same store portfolio level, the decrease is due to a 1.2% year-over-year decrease in our average leased square feet (from 93.7% to 92.6%), partially offset by a $0.09 year-over-year increase in our average base rent per leased square foot (from $12.22 to $12.31).

Same store other rental revenue decreased for the three months ended March 31, 2012 compared to the same period in 2011. This decrease was primarily attributable to a decrease in our straight line rent adjustments across the same store portfolio.

Debt Related Income

Debt related income decreased for the three months ended March 31, 2012, compared to the same period in 2011. The decrease was primarily attributable to the repayment or foreclosure of approximately $125.2 million in debt related investments subsequent to December 31, 2010, and a deterioration of performance of certain of our subordinated debt investments period over period.

Rental Expenses

Total rental expenses increased slightly for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to 2011 and 2012 acquisitions, partially offset by a decline in rental expenses in the same store portfolio.

Same store rental expenses decreased for the three months ended March 31, 2012, compared to the same period in 2011. This decrease is primarily due to a decrease in snow removal and utility costs due to a more mild winter in many markets where we have properties compared to the prior period.

Other Operating Expenses

Provision for (recovery of) Loss on Debt Related Investments: During the three months ended March 31, 2011, we recorded a provision for loan loss of approximately $2.5 million related to one of our B-note debt related investments related to an office property in the Dallas, Texas market. We did not record any provision for loan loss during the three months ended March 31, 2012.

Other Income (Expenses)

Interest and Other Income: Interest and other income decreased for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to the continued deterioration of the performance of our portfolio of real estate securities.

Interest Expense: Interest expense decreased by approximately $530,000, or 2%, for the three months ended March 31, 2012, compared to the same period in 2011. This decrease resulted primarily from repayments of certain of our borrowings subsequent to December 31, 2010. Interest expense on other secured borrowings increased period over period due to charges related to our Line of Credit. Interest expense on financing obligations decreased due to the conversion of certain tenancy-in-common interests to OP Units. The following table further describes our interest expense by debt obligation, and includes amortization of deferred financing costs, amortization related to our derivatives, and amortization of discounts and premiums, for the three months ended March 31, 2012 and 2011 (amounts in thousands).

	For the Three Months Ended March 31,
	2012	2011
Debt Obligation
Mortgage notes	$20,317	$20,613
Other secured borrowings	1,171	1,008
Financing obligations	299	696

Total interest expense	$21,787	$22,317

Loss on financing commitments: Loss on financing commitments was approximately $1.4 million for the three months ended March 31, 2012. This loss resulted primarily from the accelerated recognition of deferred loan costs related to a $61.4 million mortgage note that we repaid prior to its contractual maturity during the three months ended March 31, 2012. We did not record loss on financing commitments during the three months ended March 31, 2011.

Liquidity and Capital Resources

Liquidity Outlook

We believe our existing cash balance, our available credit under our Line of Credit, cash from operations, additional proceeds from the DRIP Plan, proceeds from the sale of existing investments, and prospective debt or equity issuances will be sufficient to meet our liquidity and capital needs for the foreseeable future, including the next 12 months. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, distribution payments, debt service payments, including debt maturities of approximately $270.6 million, of which approximately $224.1 million is subject to certain extension options, share redemption payments and acquisitions of real property and debt related investments.

As of March 31, 2012, we had approximately $57.5 million of cash compared to $128.4 million as of December 31, 2011. The following discussion summarizes the sources and uses of our cash during the three months ended March 31, 2012, which resulted in the net cash decrease of approximately $70.9 million.

Operating Activities

Net cash provided by operating activities was approximately $19.3 million for the three months ended March 31, 2012, compared to net cash provided by operating activities of approximately $26.6 million for the same period in 2011. The decrease of $7.3 million was primarily comprised a decrease in our debt related investment income and changes related to our operating assets and liabilities due to the timing of payments made and received.

Lease Expirations

Our primary source of funding for our property-level operating expenses and debt service payments is rent collected pursuant to our tenant leases. Our properties are generally leased to tenants for terms ranging from three to ten years. As of March 31, 2012, the weighted average remaining term of our leases was approximately 7.9 years, based on contractual remaining base rent, and 5.0 years, based on square footage. The following is a schedule of expiring leases for our consolidated operating properties by annualized base rent and square footage as of March 31, 2012 and assuming no exercise of lease renewal options (dollar amounts and square footage in thousands).

Year	Lease Expirations
	Number of Leases Expiring	Annualized Base Rent (1)%		Square Feet	%
2012(2)	96	$9,809	4.3%	860	4.8%
2013	80	19,260	8.5%	1,716	9.7%
2014	110	23,079	10.1%	2,611	14.7%
2015	88	19,353	8.5%	2,230	12.6%
2016	56	27,349	12.0%	1,967	11.1%
2017	43	52,244	22.9%	3,071	17.3%
2018	26	6,381	2.8%	1,329	7.5%
2019	29	15,066	6.6%	743	4.2%
2020	30	8,700	3.8%	492	2.8%
2021	13	11,228	4.9%	716	4.0%
Thereafter	38	35,369	15.6%	2,008	11.3%

Total	609	$227,838	100.0%	17,743	100.0%

(1)	Annualized base rent represents the annualized monthly base rent of leases executed as of March 31, 2012.
(2)	Includes leases that are on a month-to-month basis at annualized amounts.

Investing Activities

Net cash provided by investing activities was approximately $3.5 million for the three months ended March 31, 2012, compared to approximately $4.9 million used in investing activities for the same period in 2011. The $8.4 million difference is due to a decrease in new investment activity compared to the prior year.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2012 was approximately $93.7 million and primarily comprised the repayment of mortgage note borrowings, including the repayment of a $61.4 million mortgage note prior to its contractual maturity, redemption of common shares, and distributions to common stockholders and noncontrolling interest holders. Net cash used in financing activities during the same period in 2011 was approximately $40.5 million, primarily comprising the redemption of common shares, distributions to common stockholders and noncontrolling interest holders, and scheduled repayment of our mortgage notes.

Debt Maturities

Four of our mortgage notes with an aggregate outstanding principal balance as of March 31, 2012 of approximately $283.9 million have initial maturities before January 1, 2014. Three of these notes with an aggregate outstanding principal balance as of March 31, 2012 of approximately $237.4 million have extension options beyond December 31, 2013. These extension options are subject to certain lender covenants and restrictions that we must meet to extend the respective maturity dates. We currently believe that we will qualify for and expect to exercise our extension options. However, we cannot guarantee that we will meet the requirements to extend the notes upon initial maturity. In the event that we do not qualify to extend the notes, we expect to repay them with proceeds from new borrowings. For additional information on our upcoming debt maturities, see Note 5 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

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

The following table sets forth relationships between the amounts of distributions declared for such period and the amount reported as cash flow from operations in accordance with GAAP for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended
	March 31, 2012	% of Total Distributions	March 31, 2011	% of Total Distributions
Distributions:
Common stock distributions paid in cash	$14,064	55.6%	$15,938	53.0%
Other cash distributions (1)	2,404	9.5%	2,528	8.4%

Total cash distributions	$16,468	65.1%	$18,466	61.4%
Common stock distributions reinvested in common shares	8,845	34.9%	11,607	38.6%

Total distributions	$25,313	100.0%	$30,073	100.0%

Sources of Distributions
Cash flow from operations (2)	$19,303	76.3%	$26,633	88.6%
Borrowings (3)	$6,010	23.7%	$3,440	11.4%

(1)	Other cash distributions include distributions declared for OP Units for the respective period, and all distributions made during the period to our joint venture partners that are noncontrolling interest holders.
(2)	Commencing on January 1, 2009, expenses associated with the acquisition of real property, including acquisition fees paid to our Advisor and gains or losses related to the change in fair value of contingent consideration related to the acquisition of real property, are recorded to earnings and as a deduction to our cash from operations. We incurred acquisition-related expenses, net of other gains, of approximately $299,000 and $455,000 during the three months ended March 31, 2012 and 2011.
(3)	For purposes of this table, we presented the amounts funded from borrowings by subtracting the amount reported for cash flow from operations in accordance with GAAP from the total amount of distributions declared for such period. Our long-term strategy is to fund the payment of quarterly distributions to investors entirely from our operations. There can be no assurance that we will achieve this strategy.

Redemptions

The following table sets forth relationships between the amount of redemption requests received by us pursuant to our share redemption program, the resulting pro-rata redemption caps, and actual amounts of shares redeemed for each of the last four quarterly periods (share amounts in thousands).

Period	Total Number of Shares Requested	Redemption Cap	Pro-rata Percentage of Redemption Requests Redeemed by Us	Shares Redeemed Pro-rata	Shares Redeemed Pursuant to Death and Disability Puts	Total Number of Shares Redeemed
Q2 2011	10,000	890	9%	850	379	1,229
Q3 2011	11,200	1,000	9%	968	538	1,506
Q4 2011	11,400	826	7%	810	446	1,256
Q1 2012	11,700	628	5%	628	883	1,511

Total	44,300	3,344	8%	3,256	2,246	5,502

See “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q for more information regarding redemptions of shares during the three months ended March 31, 2012

Subsequent Events

Tender Offer by Issuer

Subsequent to March 31, 2012, we announced an offer to purchase up to 9,150,000 shares of our common stock for $6.00 per share in cash, less any applicable withholding taxes and without interest. The offer will expire at 12:00 midnight, Mountain Daylight Time, on May 15, 2012, or such other date to which this offer may be extended.

For more information regarding subsequent events, see Note 11 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

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

As of March 31, 2012, we had approximately $339.0 million of variable rate borrowings outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our remaining variable rate borrowings were to increase 10%, we estimate that our quarterly interest expense would increase by approximately $8,000 based on our outstanding floating-rate debt as of March 31, 2012.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Please see the risk factors discussed in Item 1A of Part I of our Annual Report on Form 10-K filed with the Commission on March 21, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 30, 2012, the Company issued an aggregate of 64,703.50 shares of its common stock to MPF Flagship Fund 14, LLC, MPF Income Fund 26, LLC, MPF Northstar Fund, LP, MPF Flagship Fund 15, LLC, MPF Platinum Fund, LP and Coastal Realty Business Trust (collectively the “MPF Parties”). The Company issued these shares of common stock in private transactions exempt from the registration requirements under the Securities Act, pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. The shares were issued as part of the settlement of a lawsuit, as described below.

On September 23, 2011, the MPF Parties commenced a tender offer seeking to purchase up to 1,000,000 of the Company’s then-outstanding shares of common stock (the “September 23rd Tender Offer”). On October 11 and 14, 2011, pursuant to the terms of Section 12.7 of its Articles of Restatement, the Company elected to redeem shares of its common stock that the MPF Parties owned at the time of the commencement of the September 23rd Tender Offer. The Company asserted that the September 23rd Tender Offer constituted a Non-Compliant Tender Offer as that term is defined by Section 12.7 of its Articles of Restatement, because the MPF Parties did not provide advance notice. Pursuant to the formula set forth in Section 12.7 of the Articles of Restatement, the Company delivered checks to the MPF Parties in an amount totaling $316,497.93 (the “Redemption Checks”) for the MPF Parties’ shares that were to be redeemed. Following delivery of the Redemption Checks, the Company redeemed 64,703.50 shares owned by the MPF Parties. The MPF Parties disputed the Company’s contention that the September 23rd Tender Offer constituted a Non-Compliant Tender Offer, disputed the Company’s redemption of the MPF Parties’ shares, and did not accept the Redemption Checks, which were returned to the Company on November 7, 2011. On October 25, 2011, the MPF Parties filed a lawsuit against the Company and its advisor in the U.S. District Court for the Northern District of California seeking, among other things, the return of the redeemed shares. On January 13, 2012, in settlement of the lawsuit, the Company agreed to issue to the MPF Parties 64,703.50 shares (which is the same number of shares that the Company had previously redeemed from the MPF Parties). As part of the settlement, the MPF Parties agreed that the Company could destroy the Redemption Checks.

Share Redemption Program

As of March 31, 2012, no material changes had occurred to our share redemption program (the “Program”) as discussed in Item 2 of our Annual Report on Form 10-K filed with the Commission on March 21, 2012. In aggregate, for the three months ended March 31, 2012, we redeemed approximately 1.5 million shares of common stock pursuant to the Program for approximately $12.8 million, as described further in the table below.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Pro-rata Percentage of Redemption Requests Redeemed by Us	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
January 1—January 31, 2012	—	$—	—	—	—
February 1—February 29, 2012	—	—	—	—	—
March 1—March 31, 2012	1,510,850	8.45	5%	1,510,850	—

Total	1,510,850	$8.45	5%	1,510,850	—

(1)	This represents the number of shares that could be redeemed for the three months ended March 31, 2012 without exceeding our limitations discussed above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Dividend Capital Total Realty Trust Inc. Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to Dividend Capital Total Realty Trust Inc.’s Annual report on Form 10-K, filed March 21, 2012

3.3	Dividend Capital Total Realty Trust Inc. Second Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Dividend Capital Total Realty Trust Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, filed March 28, 2008

4.1	Third Amended and Restated Distribution Reinvestment Plan incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed February 7, 2011

4.2	Sixth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.2 to Dividend Capital Total Realty Trust Inc.’s Current Report on Form 8-K, filed February 7, 2011

4.3	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.3 to Dividend Capital Total Realty Trust Inc.’s Annual Report on Form 10-K, filed March 21, 2012

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following information from Dividend Capital Total Realty Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Equity; and (iv) Condensed Consolidated Statements of Cash Flows.*

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL TOTAL REALTY TRUST INC.

Date: May 14, 2012	/s/ GUY M. ARNOLD
Guy M. Arnold President

Date: May 14, 2012	/s/ M. KIRK SCOTT
M. Kirk Scott Chief Financial Officer and Treasurer