Form 10-Q
period 2012-06-30
Dividend Capital Diversified Property Fund Inc.
filed 2012-08-13
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File No. 000-52596

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

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

As of August 1, 2012, 182,786,610 unclassified shares of common stock (referred to as “Class E”) of Dividend Capital Diversified Property Fund Inc., par value $0.01 per share, were outstanding.

Dividend Capital Diversified Property Fund Inc.

Form 10-Q

June 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and footnoted information)

	As of
	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments in real property:
Land	$527,019	$520,977
Building and improvements	1,697,008	1,640,888
Intangible lease assets	622,245	562,819
Accumulated depreciation and amortization	(428,000)	(361,357)

Total net investments in real property*	2,418,272	2,363,327
Debt related investments, net	202,074	92,247

Total net investments	2,620,346	2,455,574
Cash and cash equivalents	30,726	128,447
Restricted cash	38,848	29,735
Other assets, net	56,173	56,663

Total Assets	$2,746,093	$2,670,419

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$18,760	$17,566
Distributions and redemptions payable	24,868	25,010
Mortgage notes**	1,438,555	1,397,089
Line of credit	20,000	—
Other secured borrowings	177,904	84,414
Financing obligations	18,243	18,310
Intangible lease liabilities, net	92,886	92,767
Other liabilities	35,808	35,994

Total Liabilities	1,827,024	1,671,150
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 181,515,800 and 182,331,424 shares issued and outstanding, as of June 30, 2012 and December 31, 2011, respectively	1,815	1,823
Additional paid-in capital	1,635,148	1,640,336
Distributions in excess of earnings	(807,469)	(744,365)
Accumulated other comprehensive loss	(16,874)	(18,536)

Total stockholders’ equity	812,620	879,258
Noncontrolling interests	106,449	120,011

Total Equity	919,069	999,269

Total Liabilities and Equity	$2,746,093	$2,670,419

*	Includes approximately $558.9 million and $431.8 million, after accumulated depreciation and amortization, in consolidated real property variable interest entity investments as of June 30, 2012 and December 31, 2011, respectively.
**	Includes approximately $463.5 million and $349.1 million in consolidated mortgage notes in variable interest entity investments as of June 30, 2012 and December 31, 2011, respectively. Additionally, includes approximately $124.1 million and $0 in mortgage note borrowings measured at fair value as of June 30, 2012 and December 31, 2011, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share and footnoted information)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
REVENUE:
Rental revenue	$68,674	$63,320	$132,935	$126,089
Debt related income	1,759	2,931	3,642	7,416

Total Revenue	70,433	66,251	136,577	133,505
EXPENSES:
Rental expense	15,274	13,130	29,287	26,874
Real estate depreciation and amortization expense	33,562	30,299	64,486	60,519
General and administrative expenses	1,817	2,028	3,707	3,780
Asset management fees, related party	5,090	5,348	10,002	10,601
Acquisition-related expenses*	24	59	323	482
Provision for loss on debt related investments	—	—	—	2,500
Other-than-temporary impairment on securities	—	3,089	—	3,089

Total Operating Expenses	55,767	53,953	107,805	107,845
Operating Income	14,666	12,298	28,772	25,660
Other Income (Expenses):
Interest and other income	50	390	122	957
Interest expense	(23,675)	(22,252)	(45,412)	(44,518)
Loss on financing commitments	(2,464)	—	(3,884)	—

Loss from continuing operations	(11,423)	(9,564)	(20,402)	(17,901)
Discontinued operations, net of taxes**	1,851	(773)	1,494	(1,544)

Net loss	(9,572)	(10,337)	(18,909)	(19,445)
Net loss attributable to noncontrolling interests	701	749	1,550	1,421

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,871)	$(9,588)	$(17,359)	$(18,024)

Net loss	$(9,572)	$(10,337)	$(18,909)	$(19,445)
Other Comprehensive Income:
Net unrealized change from available-for-sale securities	(785)	1,501	(1,161)	2,837
Unrealized change from cash flow hedging derivatives	2,221	332	2,965	1,054

Comprehensive loss	(8,136)	(8,504)	(17,105)	(15,554)
Comprehensive loss attributable to noncontrolling interests	589	621	1,408	1,154

COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,547)	$(7,883)	$(15,697)	$(14,400)

Net loss per basic and diluted common share:
Continuing operations	$(0.06)	$(0.05)	$(0.10)	$(0.09)
Discontinued operations	$0.01	$(0.00)	$0.01	$(0.01)

NET LOSS PER BASIC AND DILUTED COMMON SHARE	$(0.05)	$(0.05)	$(0.09)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	182,690	183,945	182,964	183,790

Diluted	198,098	197,591	198,742	197,325

Distributions declared per common share	$0.125	$0.150	$0.250	$0.300

*	Includes approximately $0 paid to our Advisor during the three months ended June 30, 2012 and 2011, and $0 and $218,000 during the six months ended June 30, 2012 and 2011, respectively.
**	Includes approximately $68,000 and $0 paid to our Advisor for asset management fees associated with the disposition of real properties during the three months ended June 30, 2012 and 2011, respectively, and approximately $101,000 and $0 paid to our Advisor during the six months ended June 30, 2012 and 2011, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(In thousands)

	Stockholders’ Equity
			Additional	Distributions in	Accumulated Other
	Common Stock		Paid-in	Excess of	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balances, December 31, 2011	182,331	$1,823	$1,640,336	$(744,365)	$(18,536)	$120,011	$999,269

Comprehensive loss:
Net loss	—	—	—	(17,359)	—	(1,550)	(18,909)
Net unrealized change from available-for-sale securities	—	—	—	—	(1,070)	(91)	(1,161)
Unrealized change from cash flow hedging derivatives	—	—	—	—	2,732	233	2,965
Common stock:
Issuance of common stock, net of offering costs	2,183	22	18,180	—	—	—	18,202
Conversion of OP Units to common stock	269	3	2,270			(2,273)	—
Redemptions of common stock	(3,267)	(33)	(25,607)	—	—	—	(25,640)
Amortization of stock based compensation	—	—	7	—	—	—	7
Distributions on common stock	—	—	—	(45,745)	—	—	(45,745)
Noncontrolling interests:							—
Contributions of noncontrolling interests	—	—	—	—	—	960	960
Distributions to noncontrolling interests	—	—	—	—	—	(5,132)	(5,132)
Redemptions of noncontrolling interests	—	—	(38)	—	—	(5,709)	(5,747)

Balances, June 30, 2012	181,516	$1,815	$1,635,148	$(807,469)	$(16,874)	$106,449	$919,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(18,909)	$(19,445)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate depreciation and amortization expense	64,608	64,216
Provision for loss on debt related investments	—	2,500
Other-than-temporary impairment on securities	—	3,089
Loss on financing commitments	3,909	—
Other adjustments to reconcile net loss to net cash provided by operating activities	(750)	3,345
Changes in operating assets and liabilities:
Change in restricted cash	(3,766)	(918)
Change in other assets	397	(305)
Change in accounts payable and accrued expenses	(1,652)	2,078
Change in other liabilities	(1,363)	(4,525)

Net cash provided by operating activities	42,474	50,035
INVESTING ACTIVITIES:
Acquisition of real property	—	(21,325)
Capital expenditures in real property	(6,424)	(6,825)
Proceeds from disposition of real property	7,299	—
Investment in debt related investments	(33,723)	—
Principal collections on debt related investments	2,583	16,309
Decrease in restricted cash	1,752	—
Other investing activities	1,763	787

Net cash used in investing activities	(26,750)	(11,054)
FINANCING ACTIVITIES:
Mortgage note principal repayments	(69,160)	(5,328)
Proceeds from line of credit borrowings	20,000	—
Redemption of common shares	(25,669)	(35,766)
Distributions to common stockholders	(27,976)	(31,727)
Proceeds from other secured borrowings	—	19,162
Redemption of OP Unit holder interest	(5,744)	(454)
Other financing activities	(4,896)	(5,574)

Net cash used in financing activities	(113,445)	(59,687)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(97,721)	(20,706)
CASH AND CASH EQUIVALENTS, beginning of period	$128,447	$83,559
CASH AND CASH EQUIVALENTS, end of period	$30,726	$62,853

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$43,582	$40,334
Amount issued pursuant to the distribution reinvestment plan	$17,888	$23,421
Non-cash principal collection on debt related investments	$2,809	$48,750
Issuances of OP Units for beneficial interests	$—	$8,699
Assumed mortgage	$124,800	$—
Non-cash investment in real property	$125,854	$—
Conversion of OP Units to common shares	$2,276	$—
Non-cash repayment of mortgage note	$16,753	$—
Non-cash origination of debt related investment	$82,343	$—
Non-cash origination of repurchase facility	$96,534	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

1. ORGANIZATION

Dividend Capital Diversified Property Fund Inc. (formerly, Dividend Capital Total Realty Trust Inc.) is a Maryland corporation formed on April 11, 2005 to invest in a diverse portfolio of real property and real estate related investments. As used herein, “the Company,” “we,” “our” and “us” refer to Dividend Capital Diversified Property Fund Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires.

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

We are the sole general partner of our Operating Partnership. In addition, we have contributed 100% of the proceeds received from our public offerings of common stock to our Operating Partnership in exchange for partnership units (“OP Units”) representing our interest as a limited partner of the Operating Partnership. As of June 30, 2012 and December 31, 2011, we owned approximately 92.3% and 91.8% of the limited partnership interests in our Operating Partnership, respectively, and the remaining limited partnership interests in our Operating Partnership were owned by third-party investors. As of June 30, 2012 and December 31, 2011, our Operating Partnership had issued approximately 15.2 million and 16.2 million OP Units representing limited partnership interests, respectively, to third-party investors in connection with its private placement offerings.

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

On July 12, 2012, the Securities and Exchange Commission (the “Commission”) declared effective our Registration Statement on Form S-11 (Registration Number 333-175989) (the “Registration Statement”). Immediately thereafter, we changed our name from Dividend Capital Total Realty Trust Inc. to Dividend Capital Diversified Property Fund Inc. The Registration Statement applies to the offer and sale (the “Offering”) of up to $3,000,000,000 of our shares of common stock, of which $2,250,000,000 of shares are expected to be offered to the public in a primary offering and $750,000,000 of shares are expected to be offered to our stockholders pursuant to an amended and restated distribution reinvestment plan (subject to our right to reallocate such amounts). In the Offering, we are offering to the public three new classes of shares: Class A shares, Class W and Class I shares. We are offering to sell any combination of Class A shares, Class W and Class I with a dollar value up to the maximum offering amount. We will continue to sell shares of our unclassified common stock, which we refer to as “Class E” shares, pursuant to our distribution reinvestment plan offering registered on our Registration Statement on Form S-3 (Registration Number 333-162636). See Note 11 for more information regarding the Offering. As of June 30, 2012, we had no Class A shares, Class W shares, or Class I shares outstanding.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim condensed consolidated financial statements (herein referred to as “financial statements,” “balance sheets,” or “statements of comprehensive income”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the Commission instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, these statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of operating results for a full year. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Commission on March 21, 2012.

Reclassifications

Certain amounts included in the accompanying financial statements for 2011 have been reclassified to conform to the 2012 financial statements presentation. We reclassified provision for loss on debt related investments and other-than-temporary impairment on securities from Other Income (Expense) to Operating Expenses for all periods presented. Income statement amounts for properties disposed of have been reclassified to discontinued operations for all periods presented. Certain income statement related disclosures in the accompanying notes exclude amounts that have been reclassified to discontinued operations. In addition, we have changed our presentation of comprehensive income in connection with our adoption of a new accounting pronouncement.

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

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued guidance enhancing disclosure requirements surrounding the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. This new guidance requires companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to master netting arrangements. This new guidance is effective for us beginning January 1, 2013. As this guidance only requires expanded disclosures, we do not anticipate the adoption will have a significant impact on our consolidated financial statements.

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

In April 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. This new guidance, which is effective for us beginning January 1, 2012, amends current U.S. GAAP fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The adoption did not have a material impact on our consolidated financial statements.

3. INVESTMENTS IN REAL PROPERTY

Our consolidated investments in real property consist of investments in office, industrial and retail properties. The following tables summarize our consolidated investments in real property as of June 30, 2012 and December 31, 2011 (amounts in thousands).

	Land	Building and Improvements	Intangible Lease Assets	Total Investment Amount	Intangible Lease Liabilities	Net Investment Amount
Real Property
As of June 30, 2012:
Office	$245,645	$949,623	$482,153	$1,677,421	$(66,474)	$1,610,947
Industrial	54,156	331,847	61,967	447,970	(7,765)	440,205
Retail	227,218	415,538	78,125	720,881	(51,124)	669,757

Total gross book value	527,019	1,697,008	622,245	2,846,272	(125,363)	2,720,909
Accumulated depreciation/amortization	—	(172,452)	(255,548)	(428,000)	32,477	(395,523)

Total net book value	$527,019	$1,524,556	$366,697	$2,418,272	$(92,886)	$2,325,386

As of December 31, 2011:
Office	$237,464	$888,327	$421,647	$1,547,438	$(61,310)	$1,486,128
Industrial	54,915	335,006	62,947	452,868	(7,765)	445,103
Retail	228,598	417,555	78,225	724,378	(51,273)	673,105

Total gross book value	520,977	1,640,888	562,819	2,724,684	(120,348)	2,604,336
Accumulated depreciation/amortization	—	(149,444)	(211,913)	(361,357)	27,581	(333,776)

Total net book value	$520,977	$1,491,444	$350,906	$2,363,327	$(92,767)	$2,270,560

Comerica Bank Tower

On March 6, 2012, we became the 100% owner of the titleholder of a 1.5 million square foot office property in the Dallas, Texas market (“Comerica Bank Tower”), as the result of our foreclosure of a non-performing mezzanine loan for which such ownership interest had served as collateral. Comerica Bank Tower is subject to a mortgage note with a principal balance of $179.8 million as of the acquisition date bearing interest at 5.8%, which matures in January 2017. As of June 30, 2012, the unpaid principal balance of this mortgage note was $179.1 million. Subsequent to our foreclosure of the Comerica Bank Tower, we had engaged the mortgage note lender in negotiations to modify the terms of the senior loan agreement. We were notified on July 23, 2012 that the lender was declaring us in nonmonetary default and that they intend to pursue applicable remedies, including the appointment of a receiver. On August 10, 2012, the mortgage note lender sent notice accelerating all amounts due under the mortgage note. As a result, negotiations with the mortgage note lender have ceased. The results of such negotiations with the mortgage note lender will materially impact our ability to own and operate Comerica Bank Tower. Upon foreclosure, we concluded that we became the primary beneficiary of Comerica Bank Tower based on our ability to direct the activities of Comerica Bank Tower and our obligation to absorb the losses of, or, our right to receive benefits from the Comerica Bank Tower.

As of June 30, 2012, we have made a preliminary allocation of the fair value of the acquired assets and liabilities of Comerica Bank Tower to land, building, improvements and intangible lease assets and liabilities. The fair value of the acquired assets and liabilities is provisional pending determination of the final valuation for the acquired assets and liabilities. Based on this provisional allocation of the $120.6 million in estimated fair value of the acquired assets and intangible lease liabilities of Comerica Bank Tower, we attributed approximately $8.2 million to land, approximately $56.9 million to building and improvements, approximately $60.7 million to intangible lease assets and approximately $5.2 million to intangible lease liabilities. The weighted-average amortization periods for the intangible lease assets and intangible lease liabilities were approximately 4.0 years and 4.2 years, respectively, at the acquisition date. We have also recognized the assumed mortgage note based on a preliminary estimate of fair value of $124.8 million as of the acquisition date, which approximates the fair value of the encumbered real estate upon acquisition. We have not made any material adjustments related to this acquisition since the acquisition date.

For the three and six months ended June 30, 2012, our consolidated statement of operations includes aggregate revenue of $7.1 million and $9.0 million, respectively, and net operating income (as defined in Note 10) of $3.1 million and $3.7 million, respectively, attributable to Comerica Bank Tower.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$88	$2,726	$296	$5,590
Depreciation and amortization expenses	(43)	(1,770)	(122)	(3,697)
Other expenses	(51)	(1,729)	(210)	(3,437)

Loss from discontinued operations, net of taxes	(6)	(773)	(36)	(1,544)

Net gain on disposition, net of taxes	1,857	—	1,529	—

Discontinued operations, net of taxes	$1,851	$(773)	$1,493	$(1,544)

Rental Revenue

The following table summarizes the adjustments to rental revenue related to the amortization of above-market lease assets, below-market lease liabilities, and for straight-line rental adjustments for the three and six months ended June 30, 2012 and 2011 (amounts in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Straight-line rent adjustments	$1,882	$2,594	$3,844	$5,314
Above-market lease assets	(2,051)	(2,060)	(4,033)	(4,133)
Below-market lease liabilities	2,552	2,165	5,011	4,379

Total increase to rental revenue	$2,383	$2,699	$4,822	$5,560

Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as rental revenue. Tenant recovery income recognized as rental revenue for the three and six months ended June 30, 2012 was approximately $8.7 million and $17.0 million, respectively. For the same periods in 2011, tenant recovery income recognized was approximately $8.3 million and $16.3 million, respectively.

4. DEBT RELATED INVESTMENTS

As of June 30, 2012 and December 31, 2011, we had invested in 21 and eight debt related investments, respectively, with net investment amounts of approximately $202.1 million and $92.2 million, respectively, which included net unamortized deferred fees, discounts and premiums, and costs of approximately $2.3 million and $1.3 million, respectively. The weighted average maturity of our debt investments as of June 30, 2012 was 2.9 years, based on our recorded net investment. The following table describes our debt related income for the three and six months ended June 30, 2012 and 2011 (dollar amounts in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Weighted Average Yield as of June 30, 2012 (1)
Investment Type	2012	2011	2012	2011
Mortgage notes (2)	$1,648	$1,503	$3,418	$4,573	6.0%
B-notes	111	895	224	1,783	1.4%
Mezzanine debt (3)	—	533	—	1,060	0.0%

Total	$1,759	$2,931	$3,642	$7,416	5.4%

(1)	Weighted average yield is calculated on an unlevered basis using the amount invested, current interest rates and accretion of premiums or discounts realized upon the initial investment for each investment type as of June 30, 2012. Yields for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of June 30, 2012 for purposes of this table. As of June 30, 2012 we had three debt related investments with a combined net investment amount of $79.3 million that bear interest at the floating rates indexed to LIBOR. All of our remaining debt related investments bear interest at fixed rates. We have assumed a yield of zero on the two debt related investments for which we have recognized a full allowance for loss as of June 30, 2012.
(2)	During the six months ended June 30, 2012 a borrower completely repaid one of our debt related investments. Amounts recorded include an early prepayment fee received of approximately $789,000 and accelerated amortization of origination fees of approximately $23,000, offset by accelerated amortization of deferred due diligence costs of approximately $91,000 related to this repayment. There were no additional repayments during the three months ended June 30, 2012.
(3)	During the six months ended June 30, 2012 we became the 100% owner of the titleholder of Comerica Bank Tower as the result of our foreclosure of a non-performing mezzanine loan for which such ownership interest had served as collateral. See Note 3 and Note 5 for additional discussion of this foreclosure. There were no other mezzanine loan repayments or investments for the three months ended June 30, 2012. As of June 30, 2012 we did not have any mezzanine debt investments.

Debt related investment activity

The following table describes our debt related investment acquisitions during the six months ended June 30, 2012 (dollar amounts in thousands).

Description	Interest Rate Fixed or Variable	Interest Rate as of June 30, 2012	Face Amount of Debt (3)	Amount of Debt Related Investments
Mortgage note (1)	Fixed	6.6%	$91,531	$92,511
Mortgage note (2)	Variable	5.9%	22,500	22,919

Total/weighted average		6.5%	$114,031	$115,430

(1)	Represents a portfolio of 14 mortgage notes on real properties that we acquired on May 31, 2012. Maturity dates of the investments range from January 2013 to March 2021, which reflects the initial maturity of the investments or any exercised extension options and does not consider any future options to extend that are at the discretion of the borrower.
(2)	Represents a mortgage note on a retail property that we acquired on June 5, 2012. This investment has a maturity date of June 7, 2015, which reflects the initial maturity of the investment and does not consider any future options to extend that are at the discretion of the borrower.
(3)	Reflects the principal amount of the debt investment outstanding as of June 30, 2012, which is net of principal repayments.

Impairment

We review each of our debt related investments individually on a quarterly basis, and more frequently when such an evaluation is warranted, to determine if impairment exists. Accordingly, we do not group our debt related investments into classes by credit quality indicator. A debt related investment is impaired when, based on current information and events (including economic, industry and geographical factors), it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the agreement. When an investment is deemed impaired, the impairment is measured based on the expected future cash flows discounted at the investment’s effective interest rate. As a practical expedient, we may measure impairment based on the fair value of the collateral of an impaired collateral-dependent debt investment. Regardless of the measurement method, we measure impairment based on the fair value of the collateral when it is determined that foreclosure is probable. During the six months ended June 30, 2011, we recognized approximately $2.5 million in provision losses in the accompanying statements of comprehensive income. We did not record any provision for loan loss during the six months ended June 30, 2012. However, during that period we wrote off the provision for loss on debt related investments of approximately $20.0 million related to a mezzanine debt investment that we foreclosed upon. See Note 3 and Note 5 for additional discussion of this foreclosure. The table below presents a reconciliation of the beginning and ending balances, between December 31, 2011 and June 30, 2012, of our allowance for loan loss (amounts in thousands).

Allowance for Loan Loss
Beginning balance as of December 31, 2011:	$38,000
Provision for loss on debt related investments	—
Direct write offs	(20,000)

Ending balance as of June 30, 2012:	$18,000

As of June 30, 2012, we had two B-note debt investments on non-accrual status. As of December 31, 2011, we had two B-note debt investments and one mezzanine debt investment on non-accrual status. We had recorded a complete allowance for loan loss on all debt investments on non-accrual status as of June 30, 2012 and December 31, 2011. When we determine that a debt investment is impaired, we record income on the investment using the cash basis of accounting. We did not record any income on a cash basis of accounting during the three or six months ended June 30, 2012 or 2011. All of our debt related investments that were past due 90 days or more were on non-accrual status as of June 30, 2012 and December 31, 2011.

As of June 30, 2012, we had three impaired debt related investments with an unpaid principal balance of approximately $30.3 million. The following table describes our recorded investment in debt related investments before allowance for loan loss, and the related allowance for loan loss (amounts in thousands).

	Debt Investments Individually Evaluated for Impairment as of
	June 30, 2012	December 31, 2011
Debt investments	$220,074	$130,247
Less: Allowance for loan losses	(18,000)	(38,000)

Total	$202,074	$92,247

All impaired debt investments are subordinate debt investments. The following table describes our gross recorded investment in impaired debt related investments, the related allowance for loan loss, and the total amount of impaired loans for which we have not recorded an allowance for loan loss (amounts in thousands).

As of:	Recorded Investment	Related Allowance	Amount of Recorded Investment With No Allowance Recorded
June 30, 2012	$30,297	$(18,000)	$12,297
December 31, 2011	$51,725	$(38,000)	$13,725

The following table describes our average recorded net investment in the impaired debt related investments and the related interest income recorded (amounts in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Average Recorded Investment	$12,952	$34,406	$13,011	$35,655
Interest Income Recognized	$117	$1,057	$2,103	$237

5. DEBT OBLIGATIONS

The following table describes our borrowings as of June 30, 2012 and December 31, 2011 (dollar amounts in thousands).

	Weighted Average Stated Interest Rate as of		Outstanding Balance as of (1)		Gross Investment Amount Securing Borrowings as of (2)
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Fixed rate mortgages	5.8%	5.8%	$1,154,745	$1,053,740	$2,059,109	$1,964,328
Floating rate mortgages (3)	4.0%	4.0%	283,810	343,349	510,108	665,306

Total mortgage notes	5.4%	5.4%	1,438,555	1,397,089	2,569,217	2,629,634
Repurchase facilities	2.7%	3.2%	151,612	57,935	219,181	78,522
Mezzanine loan (4) (5)	5.5%	5.5%	26,292	26,479	N/A	N/A

Total other secured borrowings	3.1%	3.9%	177,904	84,414	219,181	78,522
Line of Credit (5)	3.7%	N/A	20,000	—	N/A	N/A

Total	5.1%	5.3%	$1,636,459	$1,481,503	$2,788,398	$2,708,156

(1)	Amounts presented are net of (i) fair value adjustment to mortgages carried at fair value of $55.0 million and $0 as of June 30, 2012 and December 31, 2011, respectively, (ii) unamortized discounts to the face value of our outstanding fixed-rate mortgages of $3.4 million and $4.0 million as of June 30, 2012 and December 31, 2011, respectively, and GAAP principal amortization related to troubled debt restructurings of $259,000 and $0 as of June 30, 2012 and December 31, 2011, respectively.
(2)	“Gross Investment Amount” as used here and throughout this document represents the allocated gross basis of real property and debt related investments, after certain adjustments. Gross Investment Amount for real property (i) includes the effect of intangible lease liabilities of approximately $125.4 million and $120.3 million, as of June 30, 2012 and December 31, 2011, respectively, (ii) excludes accumulated depreciation and amortization on assets of approximately $428.0 million and $361.4 million as of June 30, 2012 and December 31, 2011, respectively, and (iii) includes the impact of impairments of approximately $23.5 million as of June 30, 2012 and December 31, 2011. Amounts reported for debt related investments represent our net accounting basis of the debt investments, which includes (i) unpaid principal balances, (ii) unamortized discounts, premiums, and deferred charges, and (iii) allowances for loan loss of approximately $18.0 million and $38.0 million as of June 30, 2012 and December 31, 2011, respectively.

(3)	As of June 30, 2012 and December 31, 2011, floating-rate mortgage notes were subject to interest rates at spreads ranging from 1.60% to 3.75% over one-month LIBOR, certain of which are subject to a 1.0% LIBOR floor.
(4)	Consists of mezzanine loan financing obtained from the seller of a portfolio of 32 office and industrial properties that we purchased on June 25, 2010 (the “NOIP Portfolio”).
(5)	Our mezzanine and Line of Credit (defined below) borrowings are secured by subordinated interests in certain of our real property investments.

As of June 30, 2012, 16 mortgage notes were interest-only and 21 mortgage notes were fully amortizing with outstanding balances of approximately $700.6 million and $737.9 million, respectively. None of our mortgage notes are recourse to us.

A mortgage note held by a consolidated subsidiary that we held 90% ownership of in a joint venture for which we are not the managing partner with an aggregate outstanding principal balance as of June 30, 2012 of approximately $46.5 million, had an initial maturity before December 31, 2012. Subsequent to June 30, 2012, our consolidated subsidiary transferred the property securing the mortgage, which had a basis of approximately $35.5 million (after a $23.5 million impairment charge which we recorded in the fourth quarter of 2011), to the lender under a deed-in-lieu foreclosure of the related loan balance. See Note 11 for additional discussion regarding this transaction.

Borrowing Activity

During the six months ended June 30, 2012, we incurred additional borrowings due to our acquisition of 15 debt related investments. The following summarizes certain critical terms related to this borrowing activity for the six months ended June 30, 2012.

Repurchase Facility

On May 31, 2012, a wholly-owned subsidiary of ours (the “Repo Seller”), entered into a master repurchase and securities contract (the “Repo Agreement”) with Wells Fargo Bank, National Association (the “Buyer”). This agreement is in addition to our existing repurchase facility, which we entered into on June 25, 2010. The maximum amount of the Repo Agreement is $79.7 million. The maturity date of the Repo Agreement is May 30, 2014 unless it is extended pursuant to the three one-year extensions available to the Repo Seller.

In connection with the Repo Seller’s entry into the Repo Agreement, on May 31, 2012, Repo Seller transferred to Buyer 14 of our senior mortgage debt investments for proceeds of approximately $79.7 million under the Repo Agreement, and the weighted average pricing rate associated with these Transactions was set at LIBOR plus 2.25%, resulting in an all-in rate as of June 30, 2012 of 2.49%.

This transaction is treated as a debt financing transaction, as we (the seller), can cause the buyer to return the assets sold at any time during the life of the Repo Agreement.

The Repo Agreement contains various customary representations and warranties, covenants, events of default and other customary provisions contained in repurchase agreements of this type.

Line of Credit

During the three months ended June 30, 2012, we borrowed amounts under our senior secured revolving credit facility (the “Line of Credit”) with PNC Bank, National Association (“PNC”). As of June 30, 2012, we had $20 million outstanding on our Line of Credit. Amounts outstanding under the Line of Credit as of June 30, 2012 mature during 2012. However, the original maturity dates of the draws may be extended through September 2014 pursuant to the extension options available under the Line of Credit. Amounts outstanding under the Line of Credit are secured by a pledge of certain distribution interests held (directly or indirectly) by the Operating Partnership through its ownership interests in certain subsidiaries. Further, the Line of Credit is secured by a pledge of equity interests in certain direct or indirect subsidiaries of the Operating Partnership. As of December 31, 2011 we did not have any amounts outstanding on our Line of Credit. As of June 30, 2012, $80 million was available to us under the Line of Credit.

We were in compliance with all financial debt covenants as of June 30, 2012.

The following table reflects our contractual debt maturities as of June 30, 2012, specifically our obligations under mortgage note agreements and other secured borrowings (dollar amounts in thousands).

	As of June 30, 2012
	Mortgage Notes		Other Borrowings		Total
Year Ending December 31,	Number of Borrowings Maturing	Outstanding Balance	Number of Borrowings Maturing	Outstanding Balance (2)	Outstanding Balance (3) (4)
2012(1)	1	$53,729	2	$20,951	$74,810
2013	3	251,850	1	77,174	329,232
2014	2	93,409	1	74,487	168,119
2015	5	129,359	1	25,292	154,890
2016	13	313,640	0	—	312,840
2017	9	476,247	0	—	476,247
2018	0	4,999	0	—	4,999
2019	0	5,292	0	—	5,292
2020	1	157,944	0	—	157,944
2021	0	1,707	0	—	1,707
Thereafter	3	9,069	0	—	9,069

Total	37	$1,497,245	5	$197,904	$1,695,149

(1)	Represents amounts due for the remainder of 2012.
(2)	Other borrowings presented include (i) borrowings of approximately $71.9 million and $79.7 million related to our master repurchase facilities, which mature in 2013 and 2014, respectively, which are subject to two and three one-year extension options, respectively, (ii) mezzanine borrowings of approximately $26.3 million, which mature in June 2015, and (iii) Line of Credit draws of $20 million which mature during 2012. We have the option to extend the due date of the draws taken on the Line of Credit through the maturity of the facility in September 2014.
(3)	Outstanding balance represents expected cash outflows for contractual amortization and scheduled balloon payment maturities, and does not include (i) the fair value adjustment on mortgage notes carried at fair value of approximately $55.0 million, (ii) the mark-to-market adjustment on assumed debt of approximately $3.4 million, and (iii) the GAAP principal amortization of our restructured mortgage note of $259,000 that does not reduce the contractual amount due of the related mortgage note as of June 30, 2012
(4)	As of June 30, 2012, our mortgage notes, secured borrowings, and Line of Credit are secured by interests in real properties and debt investments totaling approximately $2.8 billion.

Assumption of Mortgage Note

In connection with our foreclosure of a mezzanine debt investment discussed in Note 3 and Note 4, we acquired Comerica Bank Tower which was subject to a mortgage note secured by Comerica Bank Tower with an unpaid principal balance of approximately $179.8 million at acquisition (the “Comerica Bank Tower Mortgage”). The Comerica Bank Tower Mortgage bears interest at 5.8% and amortizes with the final balloon payment due in January 2017. Subsequent to our foreclosure of the Comerica Bank Tower, we had engaged the mortgage note lender in negotiations to modify the terms of the senior loan agreement. We were notified on July 23, 2012 that the lender was declaring us in nonmonetary default and that they intend to pursue applicable remedies, including the appointment of a receiver. On August 10, 2012, the mortgage note lender sent notice accelerating all amounts due under the mortgage note. As a result, negotiations with the mortgage note lender have ceased. The results of such negotiations with the mortgage note lender will materially impact our ability to own and operate Comerica Bank Tower. With regard to this borrowing, we have elected to record the mortgage within Mortgage Notes in the accompanying consolidated balance sheet at fair value, in accordance with Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”. We elected to apply the fair value option for the Comerica Bank Tower Mortgage to allow better alignment of the value of the Comerica Bank Tower Mortgage with the corresponding value of Comerica Bank Tower. The fair value recorded reflects our estimate of the fair value of the instrument, which is approximately $124.1 million as of June 30, 2012.

We record interest expense on the Comerica Bank Tower Mortgage using the effective interest method. We record the change in the fair value of the note within interest expense. We did not record significant gains or losses on the Comerica Bank Tower Mortgage during the three or six months ended June 30, 2012. The fair value of the Comerica Bank Tower Mortgage as of June 30, 2012 continued to approximate its fair value as of the date of our foreclosure of Comerica Bank Tower. During the three and six months ended June 30, 2012, we recorded a fair value adjustment to reduce interest expense of approximately $2.2 million and $2.8 million, respectively, which offsets the mark-to-market interest expense adjustment related to the Comerica Bank Tower Mortgage.

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

Senior management, under the supervision of our President and Chief Financial Officer, are responsible for establishing and reviewing our valuation policies and procedures, and such policies and procedures are also discussed with our Audit Committee. We measured the fair value of the Comerica Bank Tower Mortgage based upon the fair value of

Comerica Bank Tower, which serves as collateral for the loan. Specifically, we considered preliminary third party appraisals for Comerica Bank Tower to derive our estimate of the fair value of Comerica Bank Tower. In evaluating the information included in these third party appraisals, we considered the reasonableness of the sources of information and compared such information to our understanding of Comerica Bank Tower’s specific operating performance and its applicable capital market environment. Fluctuations in the operating performance of Comerica Bank Tower and the applicable capital market environment, will likely result in corresponding fluctuations in the fair value of the Comerica Bank Tower Mortgage, therefore we will continue to monitor these factors to analyze changes in fair value period to period. The contractual cash flows of the Comerica Bank Tower Mortgage at a discount rate of approximately 15% resulted in a value of the note of $124.8 million at the acquisition date.

Restructuring of Mortgage Note

During the six months ended June 30, 2012, a consolidated joint venture renegotiated the terms of a mortgage note borrowing secured by an office property located in the Chicago, Illinois market, which had a balance of $21.3 million and had an interest rate of 5.94% as of December 31, 2011, and a maturity date of February 1, 2012. Under the terms of the restructured note, the maturity date has been extended to February 1, 2016, an A-note was established with a balance of $13.0 million, and a B-note was established with a balance of $8.3 million. Our consolidated joint venture contributed $4.0 million to pay certain closing costs and establish certain escrow reserves for future leasing costs, which earns a preferred return of 8% and is senior to the B-note. We consider the $8.3 million B-note to be contingently payable and it is included in the carrying amount of the restructured notes. The B-note becomes payable upon a monetization event with available proceeds after the repayment of the A-note and the $4.0 million preferred equity interest. We have determined that the effective interest rate of the restructured notes is 0% and as such, debt service payments made will reduce the recorded principal balance of the restructured notes. We did not record a gain related to this restructure.

Repayments of Mortgage Notes

During the six months ended June 30, 2012, we repaid or partially repaid mortgage note borrowings of approximately $64.7 million as of December 31, 2011 before their scheduled maturities. The notes were secured by 10 of our retail properties located in the New England market and one industrial property located in the Louisville, KY market. The repayments included collateral release payments. The notes were originally scheduled to mature in 2012 and 2016.

Additionally, during the six months ended June 30, 2012, we effectively retired one mortgage note borrowing secured by an office property in the Minneapolis, Minnesota market with an outstanding balance of approximately $14.5 million. This mortgage note was included in a portfolio of debt related investments that we purchased during the six months ended June 30, 2012, as discussed in more detail in Note 4.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges under ASC Topic 815 “Derivatives and Hedging” is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the next 12 months, we estimate that approximately $2.4 million will be reclassified as an increase to interest expense related to effective forward started interest rate swaps where the hedging instrument has been terminated, and we estimate that approximately $228,000 will be reclassified as an increase to interest expense related to active effective hedges of floating rate debt issuances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The table below presents a reconciliation of the beginning and ending balances, between December 31, 2011 and June 30, 2012, of our accumulated other comprehensive loss (“OCI”), net of amounts attributable to noncontrolling interests related to the effective portion of our cash flow hedges as presented on our financial statements (amounts in thousands).

Accumulated Other Comprehensive Loss
Beginning balance as of December 31, 2011:	$(18,365)
Amortization of interest expense	1,329
Losses reclassified into earnings upon discontinuance of cash flow hedges	1,734
Change in fair value	(98)
Attribution of OCI to noncontrolling interests	(233)

Ending balance as of June 30, 2012	$(15,633)

Fair Values of Derivative Instruments

The table below presents the gross fair value of our derivative financial instruments as well as their classification on our accompanying balance sheet as of June 30, 2012 and December 31, 2011 (amounts in thousands).

	Asset Derivatives				Liability Derivatives
	Balance Sheet Location		As of June 30, 2012 Fair Value	As of December 31, 2011 Fair Value	Balance Sheet Location		As of June 30, 2012 Fair Value	As of December 31, 2011 Fair Value
Derivatives designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets, net	(1)	$—	$1	Other Liabilities	(1)	$(270)	$(341)

Total derivatives designated as hedging instruments under ASC Topic 815			—	1			(270)	(341)
Derivatives not designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets, net	(1)	—	—	Other Liabilities	(1)	—	—

Total derivatives not designated as hedging instruments under ASC Topic 815			—	—			—	—
Total derivatives			$—	$1			$(270)	$(341)

(1)	Although our derivative contracts are subject to master netting arrangements which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheet.

The majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with our derivative instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of potential default by us and our counterparties. As of June 30, 2012, we had assessed the significance of the impact of the credit valuation adjustments and had determined that it was not significant to the overall valuation of our derivative instruments. As a result, we have determined that the significant inputs for all of our derivative valuations are classified in Level 2 of the fair value hierarchy.

Designated Hedges

As of June 30, 2012, we had two outstanding interest rate caps and two outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $43.2 million. As of December 31, 2011, we had four outstanding interest rate caps (or portions of caps) and three outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $157.0 million.

Undesignated Hedges

Derivatives not designated as hedges are not speculative and are used to hedge our exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a loss of approximately $8,000 and $19,000 for the three and six months ended June 30, 2012, respectively, and $22,000 and $79,000 for the three and six months ended June 30, 2011, respectively. As of June 30, 2012 and December 31, 2011, we had four and two outstanding interest rate caps (or portions of caps), respectively, that were not designated as hedges with a total notional amount of approximately $606.5 million and $327.3 million, respectively. As of June 30, 2012 and December 31, 2011, these interest rate caps were recorded as other assets on our financial statements with a fair value of approximately zero.

Effect of Derivative Instruments on the Statements of Comprehensive Income

The table below presents the effect of our derivative financial instruments on our accompanying financial statements for the three and six months ended June 30, 2012 and 2011 (amounts in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Derivatives Designated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts	Interest rate contracts	Interest rate contracts
Amount of loss recognized in OCI (effective portion)	$ (25)	$(391)	$ (98)	$ (379)
Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Interest expense	Interest expense	Interest expense	Interest expense
Amount of loss reclassified from accumulated OCI into income (effective portion)	$ (659)	$(724)	$(1,329)	$(1,433)
Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Loss on financing commitments and Discontinued Operations	Interest and other income	Loss on financing commitments and Discontinued Operations	Interest and other income
Amount of loss recognized in income due to missed forecast (ineffective portion and amount excluded from effectiveness testing)	$(1,587)	$ —	$(1,734)	$ —
Derivatives Not Designated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts	Interest rate contracts	Interest rate contracts
Location of gain or (loss) recognized in income	Interest and other income	Interest and other income	Interest and other income	Interest and other income
Amount of loss recognized in income	$ (8)	$ (22)	$ (19)	$ (79)

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

The fair values estimated below are indicative of certain interest rate and other assumptions as of June 30, 2012 and December 31, 2011, and may not take into consideration the effects of subsequent interest rate or other assumption fluctuations, or changes in the values of underlying collateral. The fair values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate their carrying values because of the short-term nature of these instruments.

The carrying amounts and estimated fair values of our other financial instruments as of June 30, 2012 and December 31, 2011 were as follows (amounts in thousands):

	As of June 30, 2012		As of December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Fixed-rate debt related investments, net	$122,823	$126,756	$34,308	$35,159
Floating-rate debt related investments, net	79,251	77,700	57,939	56,667
Liabilities:
Fixed-rate mortgage notes carried at amortized cost	$1,030,674	$1,130,189	$1,053,740	$1,107,471
Fixed-rate mortgage notes carried at fair value	124,071	124,071	—	—
Floating-rate mortgage notes	283,810	282,452	343,349	344,503
Fixed-rate other secured borrowings	26,292	25,399	26,479	25,455
Floating-rate other secured borrowings	151,612	151,933	57,935	58,383
Line of credit	20,000	20,000	—	—

The methodologies used and key assumptions made to estimate fair values of the other financial instruments described in the above table are as follows:

Debt Related Investments—The fair value of our performing debt investments are estimated using a discounted cash flow methodology. This method discounts estimated future cash flows using rates management determines best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. Credit spreads and market interest rates used to determine the fair value of these instruments are based on unobservable Level 3 inputs which management has determined to be its best estimate of current market values.

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

8. RELATED PARTY TRANSACTIONS

Our day-to-day activities are managed by our Advisor, a related party, under the terms and conditions of the Advisory Agreement. Our Advisor is considered to be a related party as certain indirect owners and employees of our Advisor serve as one of our directors and/or our executive officers. As of June 30, 2012, the responsibilities of our Advisor included the selection and underwriting of our real property and debt related investments, the negotiations for these investments, the asset management and financing of these investments and the selection of prospective joint venture partners. As of June 30, 2012 and December 31, 2011, we owed approximately $0 and $129,000, respectively, to our Advisor and affiliates of our Advisor for such services and reimbursement of certain expenses.

The following table summarizes fees and other amounts earned by our Advisor in connection with services performed for us during the three and six months ended June 30, 2012 and 2011 (amounts in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Acquisition fees	$1,534	$—	$1,534	$218
Asset management fees	5,090	5,348	10,002	10,601
Other reimbursements	411	409	924	781
Asset management fees related to the disposition of real properties	68	—	101	—

Total	$7,103	$5,757	$12,561	$11,600

Subsequent to June 30, 2012, in connection with the Offering, we entered into an Eighth Amended and Restated Advisory Agreement with the Advisor, effective July 12, 2012, which modifies the fees and expense reimbursements payable to the Advisor. See Note 11 for more information regarding the Offering and amended Advisory Agreement.

9. NET INCOME (LOSS) PER COMMON SHARE

Reconciliations of the numerator and denominator used to calculate basic net loss per common share to the numerator and denominator used to calculate diluted net loss per common share for the three and six months ended June 30, 2012 and 2011 are described in the following table (amounts in thousands, except per share information).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Numerator
Loss from continuing operations	$(11,423)	$(9,564)	$(20,402)	$(17,901)
Loss from continuing operations attributable to noncontrolling interests	1,016	696	1,841	1,309

Loss from continuing operations attributable to common stockholders	(10,407)	(8,868)	(18,561)	(16,592)
Dilutive noncontrolling interests share of loss from continuing operations	(878)	(658)	(1,600)	(1,223)
Numerator for diluted earnings per share –adjusted loss from continuing operations	$(11,285)	$(9,526)	$(20,161)	$(17,815)

Income (loss) from discontinued operations	$1,851	$(773)	$1,493	$(1,544)
Income (loss) from discontinued operations attributable to noncontrolling interests	(315)	53	(291)	112

Income (loss) from discontinued operations attributable to common stockholders	1,536	(720)	1,202	(1,432)
Dilutive noncontrolling interests share of discontinued operations	129	(53)	104	(106)
Numerator for diluted earnings per share –adjusted loss from discontinued operations	$1,665	$(773)	$1,306	$(1,538)

Denominator
Weighted average shares outstanding-basic	182,690	183,945	182,964	183,790
Incremental weighted average shares effect of conversion of OP units	15,408	13,646	15,778	13,535

Weighted average shares outstanding-diluted	198,098	197,591	198,742	197,325

LOSS PER COMMON SHARE-BASIC AND DILUTED
Net loss from continuing operations	$(0.06)	$(0.05)	$(0.10)	$(0.09)
Net loss from discontinued operations	$0.01	$(0.00)	$0.01	$(0.01)

Net loss	$(0.05)	$(0.05)	$(0.09)	$(0.10)

10. SEGMENT INFORMATION

We have two reportable operating segments: investments in real property and debt related investments. We organize and analyze the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, investment strategies and objectives and distinct management of each segment. The following table sets forth revenue and the components of net operating income (“NOI”) of our segments for the three and six months ended June 30, 2012 and 2011 (amounts in thousands).

	For the Three Months ended June 30,
	Revenues		NOI
	2012	2011	2012	2011
Real property (1)	$68,674	$63,320	$53,400	$50,190
Debt related investments	1,759	2,931	1,759	2,931

Total	$70,433	$66,251	$55,159	$53,121

	For the Six Months ended June 30,
	Revenues		NOI
	2012	2011	2012	2011
Real property (1)	$132,935	$126,089	$103,648	$99,215
Debt related investments	3,642	7,416	3,642	7,416

Total	$136,577	$133,505	$107,290	$106,631

(1)	Does not include results of operations of real property assets categorized as discontinued operations.

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

The following table is a reconciliation of our NOI to our reported net loss attributable to common shareholders for the three and six months ended June 30, 2012 and 2011 (amounts in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net operating income	$55,159	$53,121	$107,290	$106,631
Real estate depreciation and amortization expense	(33,562)	(30,299)	(64,486)	(60,519)
General and administrative expenses	(1,817)	(2,028)	(3,707)	(3,780)
Asset management fees, related party	(5,090)	(5,348)	(10,002)	(10,601)
Acquisition-related expenses	(24)	(59)	(323)	(482)
Provision for loss on debt related investments	—	—	—	(2,500)
Other-than-temporary impairment on securities	—	(3,089)	—	(3,089)
Interest and other income	50	390	122	957
Interest expense	(23,675)	(22,252)	(45,412)	(44,518)
Loss on financing commitments	(2,464)	—	(3,884)	—
Loss from discontinued operations, net of taxes	1,851	(773)	1,493	(1,544)
Net loss attributable to noncontrolling interests	701	749	1,550	1,421

Net loss attributable to common stockholders	$(8,871)	$(9,588)	$(17,359)	$(18,024)

The following table reflects our total assets by business segment as of June 30, 2012 and December 31, 2011 (amounts in thousands).

	As of June 30, 2012	As of December 31, 2011
Segment assets:
Net investments in real property	$2,418,272	$2,363,327
Debt related investments, net	202,074	92,247

Total segment assets, net	2,620,346	2,455,574
Non-segment assets:
Cash and cash equivalents	30,726	128,447
Other non-segment assets (1)	95,021	86,398

Total assets	$2,746,093	$2,670,419

(1)	Other non-segment assets primarily consist of corporate assets including restricted cash and receivables, including straight-line rent receivable.

11. SUBSEQUENT EVENTS

We have evaluated subsequent events for the period from June 30, 2012, the date of these financial statements, through the date these financial statements are issued.

New Offering and Related Changes

On July 12, 2012, the Commission declared effective the Registration Statement for the Offering. Immediately thereafter, we changed our name from Dividend Capital Total Realty Trust Inc. to Dividend Capital Diversified Property Fund Inc. The Offering consists of the offer and sale of up to $3,000,000,000 of our shares of common stock, of which $2,250,000,000 of shares are expected to be offered to the public in a primary offering and $750,000,000 of shares are expected to be offered to our stockholders pursuant to an amended and restated distribution reinvestment plan (subject to our right to reallocate such amounts). In the Offering, we are offering to the public three new classes of shares: Class A shares, Class W and Class I shares with net asset value (“NAV”) based pricing. We are offering to sell any combination of Class A shares, Class W and Class I with a dollar value up to the maximum offering amount. We will continue to sell shares of our unclassified common stock, which we refer to as “Class E” shares, pursuant to our distribution reinvestment plan offering registered on our Registration Statement on Form S-3 (Registration Number 333-162636).

In connection with the Offering, effective July 12, 2012, we entered into a dealer manager agreement with Dividend Capital Securities LLC, which is an entity related to our Advisor. Concurrently, we also entered into an Eighth Amended and Restated Advisory Agreement with the Advisor, which modifies the fees and expense reimbursements payable to the Advisor.

Dividend Capital Total Advisors Group LLC, the parent of the Advisor, had been previously issued, in exchange for $1,000 in consideration, partnership units of the Operating Partnership, constituting a separate series of partnership interests with special distribution rights (the “Special Units”). The Special Units constituted a form of incentive compensation that would have value if we met certain performance thresholds. In connection with the Offering, pursuant to a Special Unit Repurchase Agreement effective July 12, 2012, we redeemed and cancelled the 200 Special Units, and paid $1,000 to Dividend Capital Total Advisors Group LLC in connection with such redemption.

In connection with the Offering, effective July 12, 2012, we, as general partner of the Operating Partnership, entered into a Fourth Amended and Restated Operating Partnership Agreement on behalf of us and the limited partners. The primary change to this agreement was to create Class E, Class A, Class W, and Class I OP Units consistent with our Class E, Class A, Class W, and Class I shares of common stock.

In connection with the Offering, effective July 12, 2012, we amended our charter by filing Articles of Amendment to change our name from “Dividend Capital Total Realty Trust Inc.” to “Dividend Capital Diversified Property Fund Inc.” In addition, we amended our charter by filing Articles Supplementary to establish three classes of our common stock: Class A, Class W and Class I.

In connection with the Offering, effective July 12, 2012, we adopted the Third Amended and Restated Bylaws.

In connection with the Offering, our board of directors, including a majority of our independent directors, adopted valuation procedures that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV on a daily basis.

In connection with the Offering, effective July 12, 2012, we adopted a Fourth Amended and Restated Distribution Reinvestment Plan (the “New DRIP”). The key changes to the New DRIP for holders of Class E shares are that (i) participants will now acquire Class E shares under the New DRIP at a price equal to the daily NAV per share calculated as of the distribution date, (ii) a participant may now terminate participation in the New DRIP with written notice received by us at least one business day prior to a distribution date in order to be effective for such distribution date and (iii) the board of directors may amend, suspend or terminate the New DRIP for any reason upon 10 days’ notice to participants, except that, with respect to amendments, notice is only required for material amendments. Such notice may be provided by including such information (a) in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the Commission or (b) in a separate mailing to the participants. The new DRIP became effective on July 23, 2012.

In connection with the Offering, effective July 12, 2012, we adopted the Class E Share Redemption Program (the “Class E SRP”), which replaces the prior share redemption program for holders of Class E shares. The key changes to the Class E SRP for holders of Class E shares are that (i) redemptions will be effected on the last business day of each quarter at a price equal to the daily NAV per share calculated as of the redemption date, (ii) stockholders may cancel redemption requests in writing or by phone up until 4:00 p.m. (Eastern time) on the last business day of the applicable quarter and (iii) the board of directors now intends to utilize a portion of the proceeds raised in our new offering of Class A, Class W and Class I shares of common stock to enhance liquidity for Class E stockholders under the Class E SRP (although the board of directors may from time to time authorize funds for redemptions of Class E shares in greater or lower amounts, subject to the limits of the Class E SRP). The Class E SRP will become effective on September 1, 2012.

In connection with the Offering, effective July 12, 2012, we adopted a Class A, W and I Share Redemption Program, providing for redemption of Class A, Class W and Class I shares of our common stock priced at their respective daily NAVs.

Distributions

On June 28, 2012, our board of directors authorized a quarterly distribution of $0.125 per share of common stock for the third quarter of 2012, although it reserves the right to revisit this distribution level during the quarter with respect to record dates that have not yet passed. The distribution will be payable to stockholders of record as of the close of business on each day during the period, from July 1, 2012 through and including September 30, 2012, prorated for the period of ownership. Distributions on our shares accrue daily, and no later than the fourth quarter of 2012, we expect that the board of directors will adjust the daily dividend accrual to a quarterly rate of $0.0875 per share.

Disposition of real property

On July 31, 2012, we disposed of an office property comprising 427,000 net rentable square feet in five buildings located in the Silicon Valley, CA market. We held the property through a joint venture wherein which we owned a 90.0% interest in the property through a consolidated subsidiary and were not the managing partner. Our consolidated subsidiary transferred the property, which had a basis of approximately $35.5 million (after a $23.5 million impairment charge which we recorded during the fourth quarter of 2011), to the lender under a deed-in-lieu foreclosure of the related loan balance of $46.5 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements relate to, without limitation, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), other development trends of the real estate industry, business strategies, and the growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors that may cause our results to vary are general economic and business (particularly real estate and capital market) conditions being less favorable than expected, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, availability and creditworthiness of prospective tenants, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, tenants’ ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental, regulatory and/or safety requirements, tenant bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control. For a further discussion of these factors and other risk factors that could lead to actual results materially different from those described in the forward-looking statements, see “Risk Factors” under Item 8.01 of our Current Report on Form 8-K filed with the Commission on July 12, 2012, and available at www.sec.gov.

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

Overview

Dividend Capital Diversified Property Fund Inc. (formerly, Dividend Capital Total Realty Trust) is a Maryland corporation formed on April 11, 2005 to invest in a diverse portfolio of real property and real estate related investments.

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

On July 12, 2012, the Commission declared effective our Registration Statement on Form S-11 (Registration Number 333-175989) (the “Registration Statement”). Immediately thereafter, we changed our name from Dividend Capital Total Realty Trust Inc. to Dividend Capital Diversified Property Fund Inc. The Registration Statement applies to the offer and sale (the “Offering”) of up to $3,000,000,000 of our shares of common stock, of which $2,250,000,000 of shares are expected to be offered to the public in a primary offering and $750,000,000 of shares are expected to be offered to our stockholders pursuant to an amended and restated distribution reinvestment plan (subject to our right to reallocate such amounts). In the Offering, we are offering to the public three new classes of shares: Class A shares, Class W and Class I shares. We are offering to sell any combination of Class A shares, Class W and Class I with a dollar value up to the maximum offering amount. We will continue to sell shares of our unclassified common stock, which we refer to as “Class E” shares, pursuant to our distribution reinvestment plan offering registered on our Registration Statement on Form S-3 (Registration Number 333-162636). Please see “—Net Asset Value Calculation” and “—Subsequent Events” for more information. As of June 30, 2012, we had no Class A shares, Class W shares, or Class I shares outstanding.

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

The cornerstone of our investment strategy is to provide investors seeking a general real estate allocation with a broadly diversified portfolio of assets. Our current investments include:

(1)	direct investments in real properties, consisting of office, industrial, and retail properties, located in the United States; and

(2)	certain debt related investments, including originating and participating in whole mortgage loans secured by commercial real estate and B-notes.

As of June 30, 2012, we had total gross investments of approximately $3.0 billion (before accumulated depreciation of approximately $428 million), comprised of:

(1)	95 operating properties located in 30 geographic markets in the United States, aggregating approximately 19.5 million net rentable square feet. As of June 30, 2012, our real property portfolio was approximately 90.1% leased. Our operating real property portfolio consists of:

•	36 office properties located in 16 geographic markets, aggregating approximately 8.3 million net rentable square feet, with an aggregate gross investment amount of approximately $1.7 billion;

•	31 retail properties located in seven geographic markets, aggregating approximately 3.1 million net rentable square feet, with an aggregate gross investment amount of approximately $720.9 million; and

•	28 industrial properties located in 16 geographic markets, aggregating approximately 8.1 million net rentable square feet, with an aggregate gross investment amount of approximately $448.0 million.

(2)	Approximately $202.1 million in net debt related investments, including (i) investments in mortgage notes of approximately $189.8 million, and (ii) investments in B-notes of approximately $12.3 million.

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

•	Cash on hand — As of June 30, 2012, we had approximately $30.7 million of cash and cash equivalents.

•

Cash available under our Line of Credit — As of June 30, 2012, we had entered into a senior secured revolving credit facility (our “Line of Credit”) under which we may borrow up to $100 million, or, subject to sufficient lender participation, up to $200 million. As of June 30, 2012, we had drawn $20 million on this Line of Credit and $80 million was available to us. Amounts outstanding under the Line of Credit as of June 30, 2012 mature during 2012. However, the original maturity dates of the draws may be extended through September 2014 (the maturity date of the Line of Credit) pursuant to the extension options available under the Line of Credit.

•	Cash generated from operations — During the six months ended June 30, 2012, we generated approximately $42.5 million from operations of our real properties and income from debt related investments.

•	Proceeds from the DRIP Plan — During the six months ended June 30, 2012, we received approximately $17.9 million in proceeds from the DRIP Plan.

•

Proceeds from other public offerings of equity securities — During the six months ended June 30, 2012, we did not conduct a public offering of equity securities outside of the DRIP Plan. On July 12, 2012, we commenced the Offering, which consists of the offer and sale of up to $3,000,000,000 of our shares of common stock, of which $2,250,000,000 of shares are expected to be offered to the public in a primary offering and $750,000,000 of shares are expected to be offered to our stockholders pursuant to an amended and restated distribution reinvestment plan (subject to our right to reallocate such amounts). In the Offering, we are offering to the public three new classes of shares: Class A shares, Class W and Class I shares. We cannot provide assurance that this offering will be successful.

•

Proceeds from sales of existing investments — During the six months ended June 30, 2012, we sold two operating properties for approximately $10.8 million. In addition, during that period one of our debt related investments with a principal balance of $3.7 million was repaid to us in full.

•

The issuance and assumption of debt obligations — During the six months ended June 30, 2012, we assumed the mortgage related to an office property in the Dallas, Texas market with a principal balance of approximately $179.8 million. Additionally, during the six months ended June 30, 2012, we borrowed approximately $96.5 million under our repurchase facilities. A subset of our existing portfolio is unencumbered by debt obligations as of June 30, 2012.

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

Net Asset Value Calculation

In connection with the Offering, our board of directors, including a majority of our independent directors, adopted valuation procedures that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV on a daily basis. One fundamental element of the valuation process, the valuation of our real property portfolio, is managed by Altus Group U.S., Inc., an independent valuation firm (“the Independent Valuation Firm”) approved by our board of directors, including a majority of our independent directors. See Item 8.01 our Current Report on Form 8-K with the Commission on July 12, 2012 and available at www.sec.gov, for a description of our valuation procedures, including important disclosure regarding real property valuations provided by the Independent Valuation Firm. Our initial NAV per share calculation was $6.69 per share as of July 11, 2012, for each of our classes of common stock.

The following table sets forth the components of NAV for the Company as of June 30, 2012 and the estimated share value (or “ESV”) of the Company as of March 11, 2011, respectively (amounts in thousands except per share information). The ESV as of March 11, 2011 was calculated using different procedures, methodologies and assumptions than the current NAV. For a description of the ESV procedures, methodologies and assumptions, see Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Commission on March 21, 2012 and available at www.sec.gov. The most significant difference is that in the determination of the ESV, “enterprise value” was included and primarily consisted of a premium for an assembled portfolio. While there may be instances where we value certain similar assets as a group (which may result in a value that is different than if such assets were valued individually) in the determination of NAV, this methodology is materially different than enterprise value and the use of a premium for an assembled portfolio as used in the determination of ESV.

As used below, “fund interests” means our Class E shares, Class A shares, Class W shares, and Class I shares, along with the Class E OP Units held by third parties, and “Aggregate fund NAV” means the NAV of all of the fund interests.

	NAV Figures as of June 30, 2012	ESV Figures as of March 11, 2011
Real properties	$2,756,766	$2,860,192
Debt related investments	202,074	220,216
Cash and other assets, net of other liabilities	16,050	37,228
Enterprise value	—	212,490
Debt obligations	(1,636,719)	(1,620,267)
Outside investor’s interests	(22,247)	(56,674)

Aggregate fund NAV	$1,315,924	$1,653,185
Total fund interests outstanding	196,754	195,643
NAV per fund interest	$6.69	$8.45

The June 30, 2012 valuation for our real properties was provided by the Independent Valuation Firm in accordance with our valuation procedures and determined starting with the appraised value. The valuation of $2.8 billion compares to a GAAP basis (before amortization and depreciation) of such assets of $2.7 billion, representing an increase of $36.7 million or 1.3%. Certain key assumptions that were used by our Independent Valuation Firm in the discounted cash flow analysis are set forth in the following table based on weighted averages by property type.

	Retail	Office	Industrial	Weighted Average Basis
Exit capitalization rate	6.96%	7.31%	7.52%	7.25%
Discount rate / internal rate of return (“IRR”)	7.43%	7.74%	8.27%	7.73%
Annual market rent growth rate	2.96%	3.40%	3.32%	3.28%
Average holding period	10.0	10.3	10.3	10.2

A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, an increase in the weighted-average annual discount rate/IRR and the exit capitalization rate of 0.25% would reduce the value of our real properties by approximately 1.89% and 2.06%, respectively.

The decline in stock value from $8.45 to $6.69 is a result of a number of different factors including the methodology in deriving a per share value, changes in the value of the company’s investments, cash generated from such investments and distributions declared to our stockholders and holders of OP Units. In particular, the ESV methodology utilized by the Company included an amount referred to as enterprise value that was primarily comprised of a premium for an assembled portfolio of $1.09 per share and in the determination of the Company’s NAV, enterprise value was not considered or included. Another significant driver to the decline in value resulted from our real estate portfolio declining in value by approximately 3% and the loss on a mezzanine debt investment that took place subsequent to March of 2011.

Significant Transactions During the Six Months Ended June 30, 2012

Mezzanine Loan Foreclosure

During the six months ended June 30, 2012, we became the 100% owner of the titleholder of a 1.5 million square foot office property in the Dallas, Texas market (“Comerica Bank Tower”) as a result of our foreclosure of a non-performing mezzanine loan for which such ownership interest had served as collateral. Based on our provisional valuation of the acquired assets and liabilities, as of June 30, 2012, we have consolidated approximately $120.6 million in land, building and improvements, and intangible lease assets, net of intangible lease liabilities, and approximately $124.1 million in mortgage notes, which is carried at fair value.

Repayment of Mortgage Notes

During the six months ended June 30, 2012, we repaid mortgage note borrowings of approximately $64.7 million. The notes were secured by 10 of our retail properties located in the New England market and one industrial property located in the Louisville, KY market. The repayments included collateral release payments. The notes were originally scheduled to mature in 2012 and 2016. Additionally, during the six months ended June 30, 2012, we repurchased and effectively retired one mortgage note borrowing secured by an office property in the Minneapolis, Minnesota market with an outstanding balance of approximately $14.5 million.

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

The following unaudited table presents a reconciliation of FFO to net income (loss) for the three and six months ended June 30, 2012 and 2011 (amounts in thousands, except per share information).

	For the Three Months Ended, June 30,		For the Six Months Ended, June 30
	2012	2011	2012	2011
Reconciliation of net earnings to FFO:
Net loss attributable to common stockholders	$(8,871)	$(9,588)	$(17,359)	$(18,024)
Add (deduct) NAREIT-defined adjustments:
Depreciation and amortization expense	33,562	30,299	64,486	60,519
Reconciling items attributable to discontinued operations:
Gain on disposition of real property	(1,857)	—	(1,529)	—
Depreciation and amortization expense	43	1,770	122	3,697
Noncontrolling interests’ share of net loss	(701)	(749)	(1,550)	(1,421)
Noncontrolling interests’ share of FFO	(2,036)	(2,038)	(4,159)	(4,146)

FFO attributable to common shares-basic	20,140	19,694	40,011	40,625
FFO attributable to dilutive OP units	1,699	1,461	3,449	2,993

FFO attributable to common shares-diluted	$21,839	$21,155	$43,460	$43,618

FFO per share-basic and diluted	$0.11	$0.11	$0.22	$0.22

Weighted Average Number of Shares Outstanding
Basic	182,690	183,945	182,964	183,790

Diluted	198,098	197,591	198,742	197,325

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

The following unaudited table presents a reconciliation of Company-Defined FFO to FFO for the three and six months ended June 30, 2012 and 2011 (amounts in thousands, except per share information).

	For the Three Months Ended, June 30,		For the Six Months Ended, June 30
	2012	2011	2012	2011
Reconciliation of FFO to Company-Defined FFO:
FFO attributable to common shares-basic	$20,140	$19,694	$40,011	$40,625
Add (deduct) our adjustments:
Provision for loss on debt related investments	—	—	—	2,500
Other-than-temporary impairment and related amortization on securities	—	3,089	—	3,215
Acquisition-related expenses	24	59	323	482
Loss on derivatives	8	22	19	79
Loss on financing commitments	2,464	—	3,884	—
Reconciling items attributable to discontinued operations:
Loss on financing commitments	—	—	25	185
Noncontrolling interests’ share of NAREIT-defined FFO	2,036	2,038	4,159	4,146
Noncontrolling interest share of Company-Defined FFO	(2,230)	(2,257)	(4,495)	(4,579)

Company-Defined FFO attributable to common shares-basic	22,442	22,645	43,926	46,653
Company-Defined FFO attributable to dilutive OP units	1,893	1,680	3,786	3,424

Company-Defined FFO attributable to common shares-diluted	$24,335	$24,325	$47,712	$50,077

Company-Defined FFO per share-basic and diluted	$0.12	$0.12	$0.24	$0.25

Weighted Average Number of Shares Outstanding
Basic	182,690	183,945	182,964	183,790

Diluted	198,098	197,591	198,742	197,325

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

Public Conference Call

We will be hosting a public conference call on Thursday, August 23, 2012 to review our quarterly financial and operating results for the three and six months ended June 30, 2012 and to discuss matters relevant to our existing Class E stockholders related to the new Offering. Guy Arnold, our President, and Kirk Scott, our Chief Financial Officer, will present performance data and provide management commentary. The conference call will take place at 4:15 p.m. EDT and can be accessed by dialing 800.269.0310 (no access code is required).

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

Our Operating Results

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

The following unaudited table illustrates the changes in rental revenue, rental expenses and net operating income for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. The same store portfolio includes 92 properties acquired prior to January 1, 2011 and owned through June 30, 2012, comprising approximately 17.9 million square feet. A discussion of these changes follows the table (dollar amounts in thousands).

	For the Three Months Ended June 30,
	2012	2011	$ Change	% Change
Revenue
Base rental revenue-same store (1)	$51,012	$51,567	$(555)	-1%
Other rental revenue- same store	9,979	11,158	(1,179)	-11%

Total rental revenue-same store	60,991	62,725	(1,734)	-3%
Rental revenue-2011/2012 acquisitions	7,683	595	7,088	1191%

Total rental revenue	68,674	63,320	5,354	8%
Debt related income	1,759	2,931	(1,172)	-40%

Total revenue	70,433	66,251	4,182	6%

Rental Expenses
Same store	11,876	12,974	(1,098)	-8%
2011/2012 acquisitions	3,398	156	3,242	2078%

Total rental expenses	15,274	13,130	2,144	16%

Net Operating Income (2)
Real property - same store	49,115	49,751	(636)	-1%
Real property - 2011/2012 acquisitions	4,285	439	3,846	876%
Debt related income	1,759	2,931	(1,172)	-40%

Total net operating income	55,159	53,121	2,038	4%

(1)	Base rental revenue represents contractual base rental revenue earned by us from our tenants and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above-market intangible lease assets or the amortization of below-market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as expense recovery revenue are included in the line item, referred to as “other rental revenue.”
(2)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “—How We Measure Our Performance—Net Operating Income” above. See also Note 10 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Rental Revenue

Rental revenue increased for the three months ended June 30, 2012, compared to the same period in 2011, primarily due to additional revenue from the properties acquired in 2011 and 2012, partially offset by declining revenue in our same store portfolio. Our operating portfolio was approximately 90.1% leased as of June 30, 2012, compared to approximately 94.4% as of June 30, 2011.

Same store base rental revenue decreased approximately $555,000 for the three months ended June 30, 2012 compared to the same period in 2011. The decrease comprises a (i) $556,000 decrease in our same store industrial portfolio, and (ii) an $87,000 decrease in our same store office portfolio, partially offset by an $88,000 increase in our same store retail portfolio. At the total same store portfolio level, the decrease is due to a 2.5% year-over-year decrease in our average leased square feet (from 94.1% to 91.8%), partially offset by a $0.18 year-over-year increase in our average base rent per leased square foot (from $12.27 to $12.45).

Same store other rental revenue decreased for the three months ended June 30, 2012 compared to the same period in 2011. This decrease was primarily attributable to a decrease in our straight line rent adjustments across the same store portfolio.

Debt Related Income

Debt related income decreased for the three months ended June 30, 2012, compared to the same period in 2011. The decrease was primarily attributable to the repayment or foreclosure of approximately $60.2 million in debt related investments subsequent to March 31, 2011, and a deterioration of performance of certain of our subordinated debt investments period over period, partially offset by investments in debt-related investments of approximately $115.4 million during the three months ended June 30, 2012.

Rental Expenses

Total rental expenses increased for the three months ended June 30, 2012, compared to the same period in 2011, primarily due to 2011 and 2012 acquisitions, partially offset by a decline in rental expenses in the same store portfolio.

Same store rental expenses decreased for the three months ended June 30, 2012, compared to the same period in 2011. This decrease is primarily due to a decrease in bad debt expense and real estate taxes compared to the prior period.

Other Operating Expenses

Depreciation and Amortization Expense: Depreciation and amortization expense increased for the three months ended June 30, 2012, compared to the same period in 2011. This increase is primarily attributable to our acquisition and continued ownership of one additional operating real property subsequent to March 31, 2011.

Other-than-temporary impairment on securities: Other-than-temporary impairment on securities was approximately $3.1 million during the three months ended June 30, 2011. We did not record any impairment of these securities during the three months ended June 30, 2012.

Other Income (Expenses)

Interest Expense: Interest expense increased for the three months ended June 30, 2012, compared to the same period in 2011. This increase resulted primarily from additional mortgage note borrowings during the six months ended June 30, 2012, partially offset by repayments of certain of our borrowings subsequent to March 31, 2011. Interest expense on other secured borrowings increased period over period due to additional borrowings under our repurchase facility. Interest expense on financing obligations decreased due to the conversion of certain tenancy-in-common interests to OP Units. The following table further describes our interest expense by debt obligation, and includes amortization of deferred financing costs, amortization related to our derivatives, and amortization of discounts and premiums, for the three months ended June 30, 2012 and 2011 (amounts in thousands).

	For the Three Months Ended June 30,
	2012	2011
Debt Obligation
Mortgage notes	$21,958	$20,720
Other secured borrowings	1,182	976
Financing obligations	299	556
Line of Credit	236	—

Total interest expense	$23,675	$22,252

Loss on financing commitments: Loss on financing commitments was approximately $2.5 million for the three months ended June 30, 2012. This loss resulted primarily from (i) the repurchase of our own debt at a premium, (ii) the reclassification of OCI from a loss on hedges, and (iii) the accelerated recognition of deferred financing costs. We did not record loss on financing commitments during the three months ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

The following unaudited table illustrates the changes in rental revenues, rental expenses and net operating income for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. The same store portfolio includes 92 properties acquired prior to January 1, 2011 and owned through June 30, 2012, comprising approximately 17.9 million square feet. A discussion of these changes follows the table (dollar amounts in thousands).

	For the Six Months Ended June 30,
	2012	2011	$ Change	% Change
Revenue
Base rental revenue-same store (1)	$102,199	$102,992	$(793)	-1%
Other rental revenue- same store	20,543	22,340	(1,797)	-8%

Total rental revenue-same store	122,742	125,332	(2,590)	-2%
Rental revenue-2011/2012 acquisitions	10,193	757	9,436	1246%

Total rental revenue	132,935	126,089	6,846	5%
Debt related income	3,642	7,416	(3,774)	-51%

Total revenue	136,577	133,505	3,072	2%

Rental Expenses
Same store	24,724	26,701	(1,977)	-7%
2011/2012 acquisitions	4,563	173	4,390	2538%

Total rental expenses	29,287	26,874	2,413	9%

Net Operating Income (2)
Real property - same store	98,018	98,631	(613)	-1%
Real property - 2011/2012 acquisitions	5,630	584	5,046	864%
Debt related income	3,642	7,416	(3,774)	-51%

Total net operating income	107,290	106,631	659	1%

(1)	Base rental revenue represents contractual base rental revenue earned by us from our tenants and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above-market intangible lease assets or the amortization of below-market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as expense recovery revenue are included in the line item, referred to as “other rental revenue.”
(2)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “—How We Measure Our Performance—Net Operating Income” above. See also Note 10 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Rental Revenue

The increase in rental revenue is primarily attributable to our acquisition and continued ownership of three additional operating real properties subsequent to December 31, 2010. Our operating portfolio was approximately 90.1% leased as of June 30, 2012, compared to approximately 94.4% as of June 30, 2011.

Same store base rental revenue decreased approximately $793,000 for the six months ended June 30, 2012 compared to the same period in 2011. The decrease comprises a $1.2 million decrease in our same store industrial portfolio, partially offset by (i) a $285,000 increase in our same store retail portfolio, and (ii) a $109,000 increase in our same store office portfolio. At the total same store portfolio level, the decrease is due to a 1.7% year-over-year decrease in our average leased square feet (from 93.8% to 92.2%), partially offset by a $0.12 year-over-year increase in our average base rent per leased square foot (from $12.30 to $12.42).

Same store other rental revenue decreased for the six months ended June 30, 2012 compared to the same period in 2011. This decrease was primarily attributable to (i) a decrease in our straight line rent adjustments across the same store portfolio, and (ii) a decrease in tenant recovery income, which was the result of lower average leased square footage in our same store portfolio.

Debt Related Income

Debt related income decreased for the six months ended June 30, 2012, compared to the same period in 2011. The decrease was primarily attributable to the repayment or foreclosure of approximately $124.9 million in debt related investments subsequent to December 31, 2010, and a deterioration of performance of certain of our subordinated debt investments period over period, partially offset by investments in debt-related investments of approximately $115.4 million during the six months ended June 30, 2012.

Rental Expenses

Rental expenses increased for the six months ended June 30, 2012, compared to the same period in 2011. This increase is primarily attributable to our acquisition and continued ownership of three additional operating real properties subsequent to December 31, 2010.

Same store rental expenses decreased for the six months ended June 30, 2012, compared to the same period in 2011. This decrease is due primarily to (i) severe winter weather in the prior year in the New England and Chicago markets resulting in a decrease in snow removal costs during the six months ended June 30, 2012 compared to the same period in 2011, and (ii) generally lower expenses due primarily to lower leased square footage rates and cost reduction measures.

Other Operating Expenses

Depreciation and Amortization Expense: Depreciation and amortization expense increased for the six months ended June 30, 2012, compared to the same period in 2011. This increase is primarily attributable to our acquisition and continued ownership of three additional operating real properties subsequent to December 31, 2010.

Provision for loss on debt related investments: Provision for loss on debt related investments was approximately $2.5 million during the six months ended June 30, 2011. We did not record any provision losses during the six months ended June 30, 2012.

Other-than-temporary impairment on securities: Other-than-temporary impairment on securities was approximately $3.1 million during the six months ended June 30, 2011. We did not record any impairment of these securities during the six months ended June 30, 2012.

Other Income (Expenses)

Interest and Other Income: Interest and other income decreased by approximately $835,000, or 87%, for the six months ended June 30, 2012, compared to the same period in 2011. This decrease is primarily attributable to the continued deterioration in the performance of our CMBS and CRE-CDO securities portfolio.

Interest Expense: Interest expense increased for the six months ended June 30, 2012, compared to the same period in 2011. This increase resulted primarily from additional mortgage note and other borrowings we assumed or incurred subsequent to December 31, 2010, partially offset by the effects of repayments of certain of these obligations. Interest expense on financing obligations decreased due to the conversion of certain tenancy-in-common interests to OP Units. The following table further describes our interest expense by debt obligation, including amortization of deferred financing costs, amortization related to our derivatives, and amortization of discounts and premiums, for the six months ended June 30, 2012 and 2011 (amounts in thousands).

	For the Six Months Ended June 30,
	2012	2011
Debt Obligation
Mortgage notes	$42,226	$41,283
Other borrowings	2,161	1,983
Financing obligations	597	1,252
Line of credit	428	—

Total interest expense	$45,412	$44,518

Loss on financing commitments: Loss on financing commitments was approximately $3.9 million for the six months ended June 30, 2012. This loss resulted primarily from (i) the repurchase of our own debt at a premium, (ii) the reclassification of OCI from losses on hedges upon early repayment of the related debt, and (iii) the accelerated recognition of deferred financing costs related to early repayment of two mortgage notes. We did not record loss on financing commitments during the six months ended June 30, 2011.

Liquidity and Capital Resources

Liquidity Outlook

We believe our existing cash balance, our available credit under our Line of Credit, cash from operations, additional proceeds from the DRIP Plan, proceeds from the sale of existing investments, and prospective debt or equity issuances will be sufficient to meet our liquidity and capital needs for the foreseeable future, including the next 12 months. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, distribution payments, debt service payments, including debt maturities of approximately $147.8 million, of which approximately $81.3 million is subject to certain extension options, share redemption payments and acquisitions of real property and debt related investments.

As of June 30, 2012, we had approximately $30.7 million of cash compared to $128.4 million as of December 31, 2011. The following discussion summarizes the sources and uses of our cash during the six months ended June 30, 2012, which resulted in the net cash decrease of approximately $97.7 million.

Operating Activities

Net cash provided by operating activities was approximately $42.5 million for the six months ended June 30, 2012, compared to net cash provided by operating activities of approximately $50.0 million for the same period in 2011. The decrease of $7.5 million was primarily comprised of a decrease in our debt related investment income and changes related to our operating assets and liabilities due to the timing of payments made and received.

Lease Expirations

Our primary source of funding for our property-level operating expenses and debt service payments is rent collected pursuant to our tenant leases. Our properties are generally leased to tenants for terms ranging from three to ten years. As of June 30, 2012, the weighted average remaining term of our leases was approximately 8.0 years, based on contractual remaining base rent, and 5.0 years, based on square footage. The following is a schedule of expiring leases for our consolidated operating properties by annualized base rent and square footage as of June 30, 2012 and assuming no exercise of lease renewal options (dollar amounts and square footage in thousands).

Year	Lease Expirations
	Number of Leases Expiring	Annualized Base Rent (1)%		Square Feet	%
2012(2)	76	$5,923	2.6%	645	3.7%
2013	79	17,280	7.6%	1,553	8.8%
2014	110	22,990	10.1%	2,594	14.8%
2015	93	19,848	8.8%	2,302	13.1%
2016	58	27,132	12.0%	1,809	10.3%
2017	48	52,831	23.3%	3,129	17.8%
2018	27	6,333	2.8%	1,332	7.6%
2019	32	15,179	6.7%	751	4.3%
2020	28	8,344	3.7%	471	2.7%
2021	13	11,228	5.0%	716	4.1%
Thereafter	46	39,466	17.4%	2,261	12.8%

Total	610	$226,554	100.0%	17,563	100.0%

(1)	Annualized base rent represents the annualized monthly base rent of leases executed as of June 30, 2012.
(2)	Represents the number of leases expiring and annualized base rent for the remainder of 2012. Includes leases that are on a month-to-month basis at annualized amounts.

Investing Activities

Net cash used in investing activities was approximately $26.8 million for the six months ended June 30, 2012, compared to approximately $11.1 million used in investing activities for the same period in 2011. The $15.7 million difference is primarily due to our investment in 15 debt related investments during the six months ended June 30, 2012, partially offset by a decrease in real property acquisition activity compared to the prior year.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2012 was approximately $113.4 million and primarily comprised (i) the repayment of mortgage note borrowings, including the repayment of mortgage borrowings of $64.7 million prior to the contractual maturities, and the repurchase of one mortgage note borrowing with an outstanding balance of approximately $14.5 million, (ii) distributions to common stockholders, and (iii) redemptions of common shares and noncontrolling interests, partially offset by borrowings on our Line of Credit and repurchase facilities. Net cash used in financing activities during the same period in 2011 was approximately $59.7 million, primarily comprising (i) the redemption of common shares and noncontrolling interests, (ii) distributions to common stockholders and noncontrolling interest holders, and (iii) scheduled repayment of our mortgage notes.

Debt Maturities

Four of our mortgage notes with an aggregate outstanding principal balance as of June 30, 2012 of approximately $283.8 million have initial maturities before January 1, 2014. Three of these notes with an aggregate outstanding principal balance as of June 30, 2012 of approximately $237.3 million have extension options beyond December 31, 2013. These extension options are subject to certain lender covenants and restrictions that we must meet to extend the respective maturity dates. We currently believe that we will qualify for and expect to exercise our extension options. However, we cannot guarantee that we will meet the requirements to extend the notes upon initial maturity. In the event that we do not qualify to extend the notes, we expect to repay them with proceeds from new borrowings.

Additionally, subsequent to June 30, 2012, a consolidated subsidiary that we held a 90% ownership through a joint venture for which are not the managing partner disposed of an office property to the lender under a deed-in-lieu foreclosure of the related loan balance of $46.5 million, which was scheduled to mature during 2012. This transaction is discussed in more detail in Note 11 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

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

The following table sets forth relationships between the amounts of distributions declared for such period and the amount reported as cash flow from operations in accordance with GAAP for the three and six months ended June 30, 2012 and 2011 (dollar amounts in thousands).

	For the Three Months Ended				For the Six Months Ended
	June 30, 2012	% of Total Distributions	June 30, 2011	% of Total Distributions	June 30, 2012	% of Total Distributions	June 30, 2011	% of Total Distributions
Distributions:
Common stock distributions paid in cash	$14,283	55.9%	$16,252	53.9%	$28,351	55.7%	$32,192	53.4%
Other cash distributions (1)	2,727	10.7%	2,581	8.6%	5,131	10.1%	5,109	8.5%

Total cash distributions	$17,010	66.5%	$18,833	62.4%	$33,482	65.8%	$37,301	61.9%
Common stock distributions reinvested in common shares	8,552	33.5%	11,340	37.6%	17,393	34.2%	22,945	38.1%

Total distributions	$25,562	100.0%	$30,173	100.0%	$50,875	100.0%	$60,246	100.0%

Sources of Distributions
Cash flow from operations (2)	$23,172	90.7%	$26,633	88.3%	$42,474	83.5%	$50,035	83.1%
Borrowings (3)	$2,390	9.3%	$3,540	11.7%	$8,401	16.5%	$10,211	16.9%

(1)	Other cash distributions include distributions declared for OP Units for the respective period, and all distributions made during the period to our joint venture partners that are noncontrolling interest holders.
(2)	Commencing on January 1, 2009, expenses associated with the acquisition of real property, including acquisition fees paid to our Advisor and gains or losses related to the change in fair value of contingent consideration related to the acquisition of real property, are recorded to earnings and as a deduction to our cash from operations. We incurred acquisition-related expenses, net of other gains, of approximately $24,000 and $59,000 during the three months ended June 30, 2012 and 2011, respectively, and $323,000 and $482,000 during the six months ended June 30, 2012 and 2011, respectively.
(3)	For purposes of this table, we presented the amounts funded from borrowings by subtracting the amount reported for cash flow from operations in accordance with GAAP from the total amount of distributions declared for such period. Our long-term strategy is to fund the payment of quarterly distributions to investors entirely from our operations. There can be no assurance that we will achieve this strategy.

Redemptions

The following table sets forth relationships between the amount of redemption requests received by us pursuant to our share redemption program, the resulting pro-rata redemption caps, and actual amounts of shares redeemed under our share redemption program for each of the last four quarterly periods (share amounts in thousands).

Period	Total Number of Shares Requested	Redemption Cap	Pro-rata Percentage of Redemption Requests Redeemed by Us	Shares Redeemed Pro-rata	Shares Redeemed Pursuant to Death and Disability Puts	Total Number of Shares Redeemed
Q3 2011	11,200	1,000	9%	968	538	1,506
Q4 2011	11,400	826	7%	810	446	1,256
Q1 2012	11,700	628	5%	628	883	1,511
Q2 2012	12,800	130	1%	130	730	860

Total	47,100	2,584	5%	2,536	2,597	5,133

See “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q for more information regarding redemptions of shares during the three months ended June 30, 2012.

Subsequent Events

For information regarding subsequent events, see Note 11 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

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

As of June 30, 2012, we had approximately $455.4 million of variable rate borrowings outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our remaining variable rate borrowings were to increase 10%, we estimate that our quarterly interest expense would increase by approximately $15,000 based on our outstanding floating-rate debt as of June 30, 2012.

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

Please see the risk factors discussed in Item 8.01 of our Current Report on Form 8-K filed with the Commission on July 12, 2012, available at www.sec.gov. These risk factors replace our risk factors found in Part I, Item IA of our Annual Report on Form 10-K filed with the Commission on March 21, 2012 for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2012, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Share Redemption Program and other redemptions

As of June 30, 2012, no material changes had occurred to our share redemption program (the “Program”) as discussed in Item 2 of our Annual Report on Form 10-K filed with the Commission on March 21, 2012.

However, in connection with the Offering, effective July 12, 2012, we adopted the Class E Share Redemption Program (the “Class E SRP”), which replaces the prior share redemption program for holders of Class E shares. The key changes to the Class E SRP for holders of Class E shares are that (i) redemptions will be effected on the last business day of each quarter at a price equal to the daily NAV per share calculated as of the redemption date, (ii) stockholders may cancel redemption requests in writing or by phone up until 4:00 p.m. (Eastern time) on the last business day of the applicable quarter and (iii) the board of directors now intends to utilize a portion of the proceeds raised in our new offering of Class A, Class W and Class I shares of common stock to enhance liquidity for Class E stockholders under the Class E SRP (although the board of directors may from time to time authorize funds for redemptions of Class E shares in greater or lower amounts, subject to the limits of the Class E SRP). The Class E SRP will become effective on September 1, 2012. In connection with the Offering, effective July 12, 2012, we adopted a Class A, W and I Share Redemption Program (“Class AWI SRP”), providing for redemption of Class A, Class W and Class I shares of our common stock. Please see our Current Report on Form 8-K with the Commission on July 12, 2012 and available at www.sec.gov, for additional information.

Pursuant to the Class E SRP, we will not redeem during any consecutive 12-month period more than 5% of the number of Class E shares of common stock outstanding at the beginning of such 12-month period.

Currently, the Class AWI SRP imposes a quarterly cap on the “net redemptions” of each of our Class A, Class W and Class I share classes equal to the amount of shares of such class with an aggregate value (based on the redemption price per share on the day the redemption is effected) of up to 5% of the NAV of such class as of the last day of the previous calendar quarter (the “Quarterly Cap”). We use the term “net redemptions” to mean, for any class and any quarter, the excess of our share redemptions (capital outflows) of such class over the share purchases net of sales commissions (capital inflows) of such class in the Offering. On any business day during a calendar quarter, the maximum amount available for redemptions of any class will be equal to (1) 5% of the NAV of such class of shares, calculated as of the last day of the previous calendar quarter, plus (2) proceeds from sales of new shares of such class in the Offering (including reinvestment of distributions but net of sales commissions) since the beginning of the current calendar quarter, less (3) proceeds paid to redeem shares of such class since the beginning of the current calendar quarter. However, for each future quarter, our board of directors reserves the right to choose whether the Quarterly Cap will be applied to “gross redemptions,” meaning, for any class and any quarter, amounts paid to redeem shares of such class since the beginning of such calendar quarter, or “net redemptions.”

In aggregate, for the three months ended June 30, 2012, we redeemed approximately (i) 860,000 shares of common stock pursuant to the Program for approximately $7.3 million and (ii) 895,000 shares pursuant to our issuer tender offer (described below) for approximately $5.4 million, as described further in the table below.

Period	Total Number of Shares Redeemed		Average Price Paid per Share	Pro-rata Percentage of Redemption Requests Redeemed by Us	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
April 1 - April 30, 2012	—		$—	—	—	—
May 1 - May 31, 2012	928,996	(2)	6.09	59%	928,996	—
June 1 - June 30, 2012	820,306		8.45	1%	820,306	—

Total	1,749,301		$7.20	13%	1,749,301	—

(1)	Redemptions are limited under the Class E SRP and the Class AWI SRP as described above.
(2)	Includes (i) 33,717 shares redeemed pursuant to the Program, as discussed above, and (ii) 895,279 shares redeemed pursuant to our issuer tender offer announced on April 6, 2012 to purchase for cash up to 9,150,000 shares of our issued and outstanding shares of common stock, for a purchase price of $6.00 per share. In order to deter MPF and other potential bidders that may try to exploit the illiquidity of our common shares and acquire them from our shareholders at a prices substantially below their fair value, on April 5, 2012 our board of directors authorized an offer to purchase up to 9,150,000 common shares at $6.00 per share and without reduction for any dividends declared or made with respect to the shares. The offer expired on May 15, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed March 21, 2012

3.2	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.3	Articles Supplementary (Class A shares), incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.4	Articles Supplementary (Class W shares), incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.5	Articles Supplementary (Class I shares), incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.6	Third Amendment and Restated Bylaws, incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K, filed July 12, 2012

4.1	Fourth Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed July 12, 2012

4.2	Class E Share Redemption Program, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed July 12, 2012

4.3	Class A, W and I Share Redemption Program, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed July 12, 2012

4.4	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K, filed March 21, 2012

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Consent of Altus Group U.S., Inc.*

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

Date: August 13, 2012	/s/ GUY M. ARNOLD
Guy M. Arnold President

Date: August 13, 2012	/s/ M. KIRK SCOTT
M. Kirk Scott Chief Financial Officer and Treasurer