Form 10-Q/A
period 2012-06-30
Dividend Capital Diversified Property Fund Inc.
filed 2012-09-12
CIK 1327978

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

AMENDMENT NO. 1 TO THE QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2012 as filed with the Securities and Exchange Commission on August 13, 2012 (the “Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T within the 30 day grace period provided by Rule 405(a)(2)(ii) of Regulation S-T. Exhibit 101 to the Form 10-Q provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101. This Amendment No. 1 to Form 10-Q speaks as of the original filing date of the Form 10-Q and does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the XBRL (Extensible Business Reporting Language) information contained in Exhibit 101 is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II

Item 6.	Exhibits

3.1	Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed March 21, 2012**

3.2	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 12, 2012**

3.3	Articles Supplementary (Class A shares), incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 12, 2012**

3.4.	Articles Supplementary (Class W shares), incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed July 12, 2012**

3.5	Articles Supplementary (Class I shares), incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed July 12, 2012**

3.6	Third Amendment and Restated Bylaws, incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K, filed July 12, 2012**

4.1	Fourth Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed July 12, 2012**

4.2	Class E Share Redemption Program, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed July 12, 2012**

4.3	Class A, W and I Share Redemption Program, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed July 12, 2012**

4.4	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K, filed March 21, 2012**

31.1	Rule 13a-14(a) Certification of Principal Executive Officer**

31.2	Rule 13a-14(a) Certification of Chief Financial Officer**

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

*	Filed or furnished herewith.
**	These exhibits were previously included or incorporated by reference in Dividend Capital Diversified Property Fund Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 13, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

Date: September 12, 2012	/s/ GUY M. ARNOLD
Guy M. Arnold President

Date: September 12, 2012	/s/ M. KIRK SCOTT
M. Kirk Scott Chief Financial Officer and Treasurer