Form 10-Q
period 2012-09-30
Dividend Capital Diversified Property Fund Inc.
filed 2012-11-13
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

As of November 1, 2012, 179,783,901 unclassified shares of common stock (referred to “Class E”), 12,375 shares of Class A common stock, 12,375 shares of Class W common stock, and 12,375 shares of Class I common stock of Dividend Capital Diversified Property Fund Inc., each with a par value $0.01 per share, were outstanding.

Dividend Capital Diversified Property Fund Inc.

Form 10-Q

September 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and footnoted information)

	As of
	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments in real property:
Land	$519,239	$520,977
Building and improvements	1,682,900	1,640,888
Intangible lease assets	615,332	562,819
Accumulated depreciation and amortization	(448,945)	(361,357)

Total net investments in real property*	2,368,526	2,363,327
Debt related investments, net	206,527	92,247

Total net investments	2,575,053	2,455,574
Cash and cash equivalents	58,716	128,447
Restricted cash	31,774	29,735
Other assets, net	61,372	56,663

Total Assets	$2,726,915	$2,670,419

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$27,027	$17,566
Distributions and redemptions payable	52,728	25,010
Line of credit	55,000	—
Mortgage notes**	1,390,394	1,397,089
Other secured borrowings	177,312	84,414
Financing obligations	18,208	18,310
Intangible lease liabilities, net	90,463	92,767
Other liabilities	32,705	35,994

Total Liabilities	1,843,837	1,671,150
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 178,609,259*** and 182,331,424 shares issued and outstanding, as of September 30, 2012 and December 31, 2011, respectively	1,786	1,823
Additional paid-in capital	1,614,382	1,640,336
Distributions in excess of earnings	(821,003)	(744,365)
Accumulated other comprehensive loss	(16,654)	(18,536)

Total stockholders’ equity	778,511	879,258
Noncontrolling interests	104,567	120,011

Total Equity	883,078	999,269

Total Liabilities and Equity	$2,726,915	$2,670,419

*	Includes approximately $530.3 million and $431.8 million, after accumulated depreciation and amortization, in consolidated real property variable interest entity investments as of September 30, 2012 and December 31, 2011, respectively.
**	Includes approximately $418.5 million and $349.1 million in consolidated mortgage notes in variable interest entity investments as of September 30, 2012 and December 31, 2011, respectively. Additionally, includes approximately $123.9 million and $0 in mortgage note borrowings measured at fair value as of September 30, 2012 and December 31, 2011, respectively.
***	Includes 178,572,134 shares of Class E common stock, 12,375 shares of Class A common stock, 12,375 shares of Class W common stock, and 12,375 shares of Class I common stock.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share and footnoted information)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUE:
Rental revenue	$67,690	$62,627	$198,672	$186,371
Debt related income	3,019	2,249	6,661	9,665

Total Revenue	70,709	64,876	205,333	196,036

EXPENSES:
Rental expense	16,547	12,529	45,187	38,661
Real estate depreciation and amortization expense	32,561	29,638	96,434	89,052
General and administrative expenses	1,980	1,810	5,678	5,583
Asset management and advisory fees, related party	3,927	5,246	13,929	15,847
Acquisition-related expenses*	—	125	323	608
Provision for loss on debt related investments	—	3,076	—	5,576
Other-than-temporary impairment on securities	—	—	—	3,089

Total Operating Expenses	55,015	52,424	161,551	158,416
Other Income (Expenses):
Interest and other income	306	440	420	1,370
Interest expense	(23,856)	(22,722)	(68,795)	(66,764)
Loss on financing commitments	—	—	(3,884)	—

Loss from continuing operations	(7,856)	(9,830)	(28,477)	(27,774)
Discontinued operations, net of taxes**	19,800	3,548	21,512	2,047

Net income (loss)	11,944	(6,282)	(6,965)	(25,727)
Net (income) loss attributable to noncontrolling interests	(2,680)	499	(1,130)	1,920

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$9,264	$(5,783)	$(8,095)	$(23,807)

Net income (loss)	$11,944	$(6,282)	$(6,965)	$(25,727)

Other Comprehensive Income (Loss):
Net unrealized change from available-for-sale securities	(91)	(636)	(1,252)	2,201
Unrealized change from cash flow hedging derivatives	329	484	3,294	1,538

Comprehensive income (loss)	12,182	(6,434)	(4,923)	(21,988)
Comprehensive (income) loss attributable to noncontrolling interests	(2,698)	509	(1,290)	1,663

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$9,484	$(5,925)	$(6,213)	$(20,325)

Net income (loss) per basic and diluted common share:
Continuing operations	$(0.04)	$(0.05)	$(0.14)	$(0.14)
Discontinued operations	$0.09	$0.02	$0.10	$0.01

NET INCOME (LOSS) PER BASIC AND DILUTED COMMON SHARE	$0.05	$(0.03)	$(0.04)	$(0.13)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	182,427	184,069	182,780	183,884

Diluted	197,574	197,670	198,386	197,442

Distributions declared per common share	$0.125	$0.150	$0.375	$0.450

*	Includes approximately $0 paid to our Advisor during the three months ended September 30, 2012 and 2011, and $0 and $218,000 during the nine months ended September 30, 2012 and 2011, respectively.
**	Includes approximately $0 and $214,000 paid to our Advisor for asset management fees associated with the disposition of real properties during the three months ended September 30, 2012 and 2011, respectively, and approximately $101,000 and $214,000 paid to our Advisor during the nine months ended September 30, 2012 and 2011, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(In thousands)

	Stockholders’ Equity
					Accumulated
			Additional	Distributions in	Other
	Common Stock		Paid-in	Excess of	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balances, December 31, 2011	182,331	$1,823	$1,640,336	$(744,365)	$(18,536)	$120,011	$999,269

Comprehensive loss:
Net loss	—	—	—	(8,095)	—	1,130	(6,965)
Net unrealized change from available-for-sale securities	—	—	—	—	(1,154)	(98)	(1,252)
Unrealized change from cash flow hedging derivatives	—	—	—	—	3,036	258	3,294

Common stock:
Issuance of common stock, net of offering costs	3,498	35	26,902	—	—	—	26,937
Conversion of OP Units to common stock	269	3	2,270			(2,273)	—
Redemptions of common stock	(7,489)	(75)	(53,705)	—	—	—	(53,780)
Amortization of stock based compensation	—	—	7	—	—	—	7
Distributions on common stock	—	—	—	(68,543)	—	—	(68,543)
Noncontrolling interests:
Contributions of noncontrolling interests	—	—	—	—	—	1,025	1,025
Distributions to noncontrolling interests	—	—	—	—	—	(7,209)	(7,209)
Redemptions of noncontrolling interests	—	—	—	—	—	(6,632)	(6,632)
Purchase of noncontrolling interest from joint venture partner	—	—	(1,428)	—	—	(1,645)	(3,073)

Balances, September 30, 2012	178,609	$1,786	$1,614,382	$(821,003)	$(16,654)	$104,567	$883,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(6,965)	$(25,727)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate depreciation and amortization expense	97,270	96,125
Provision for loss on debt related investments	—	5,576
Other-than-temporary impairment on securities	—	3,089
Loss on financing commitments	3,909	—
Gain on disposition of real property	(21,144)	(4,070)
Other adjustments to reconcile net loss to net cash provided by operating activities	3,905	4,109
Changes in operating assets and liabilities	(9,644)	(7,577)

Net cash provided by operating activities	67,331	71,525

INVESTING ACTIVITIES:
Acquisition of real property	—	(21,325)
Capital expenditures in real property	(13,902)	(8,348)
Proceeds from disposition of real property	7,081	—
Investment in debt related investments	(38,946)	—
Principal collections on debt related investments	3,184	23,345
Decrease in restricted cash	6,323	—
Other investing activities	1,822	(1,699)

Net cash used in investing activities	(34,438)	(8,027)

FINANCING ACTIVITIES:
Mortgage note principal repayments	(72,306)	(8,084)
Proceeds from line of credit borrowings	55,000	—
Redemption of common shares	(25,874)	(48,795)
Distributions to common stockholders	(42,259)	(47,981)
Proceeds from other secured borrowings	—	19,162
Redemption of OP Unit holder interest	(6,667)	(674)
Distributions to noncontrolling interest holders	(7,240)	(7,290)
Other financing activities	(3,278)	(2,052)

Net cash used in financing activities	(102,624)	(95,714)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(69,731)	(32,216)

CASH AND CASH EQUIVALENTS, beginning of period	$128,447	$83,559
CASH AND CASH EQUIVALENTS, end of period	$58,716	$51,343

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$62,267	$61,737
Amount issued pursuant to the distribution reinvestment plan	$26,439	$34,598
Non-cash principal collection on debt related investments	$2,809	$61,103
Issuances of OP Units for beneficial interests	$—	$8,699
Non-cash repayment of mortgage note and other secured borrowing	$63,253	$67,521
Assumed mortgage	$124,800	$—
Non-cash investment in real property	$125,854	$—
Non-cash disposition of real property	$46,282	$—
Non-cash origination of debt related investment	$82,343	$—
Non-cash origination of repurchase facility	$96,534	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

We are the sole general partner of our Operating Partnership. In addition, we have contributed 100% of the proceeds received from our offerings of common stock to our Operating Partnership in exchange for partnership units (“OP Units”) representing our interest as a limited partner of the Operating Partnership. As of September 30, 2012 and December 31, 2011, we owned approximately 92.2% and 91.8%, respectively, of the limited partnership interests in our Operating Partnership, and the remaining limited partnership interests in our Operating Partnership were owned by third-party investors. As of September 30, 2012 and December 31, 2011, our Operating Partnership had approximately 15.1 million and 16.2 million OP Units held by third party investors, respectively, which represent limited partnership interests issued in connection with its private placement offerings.

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

On July 12, 2012, the Securities and Exchange Commission (the “Commission”) declared effective our Registration Statement on Form S-11 (Registration Number 333-175989) (the “Registration Statement”). Immediately thereafter, we changed our name from Dividend Capital Total Realty Trust Inc. to Dividend Capital Diversified Property Fund Inc. The Registration Statement applies to the offer and sale (the “Offering”) of up to $3,000,000,000 of our shares of common stock, of which $2,250,000,000 of shares are expected to be offered to the public in a primary offering and $750,000,000 of shares are expected to be offered to our stockholders pursuant to an amended and restated distribution reinvestment plan (subject to our right to reallocate such amounts). In the Offering, we are offering to the public three new classes of shares: Class A shares, Class W shares and Class I shares with net asset value (“NAV”) based pricing. See Part I, Item 2 and Part II, Item 5 of this Quarterly Report on Form 10-Q for a description of our valuation procedures and valuation components, including important disclosure regarding real property valuations provided by Altus Group U.S., Inc., an independent valuation firm. Our NAV is not audited by our independent registered public accounting firm. Selling commissions, dealer manager fees, and distribution fees will be allocated to Class A shares, Class W shares, and Class I shares on a class-specific basis and will differ for each class, even when the NAV of each class is the same. We are offering to sell any combination of Class A shares, Class W shares and Class I shares with a dollar value up to the maximum offering amount. We will continue to sell shares of our unclassified common stock, which we refer to as “Class E” shares, pursuant to our distribution reinvestment plan offering registered on our Registration Statement on Form S-3 (Registration Number 333-162636). In the event of a liquidation event, such assets, or the proceeds therefrom, will be distributed ratably in proportion to the respective NAV for each class until the NAV for each class has been paid. Other than differing allocable fees and expenses and liquidation rights, Class E shares, Class A shares, Class W shares, and Class I shares have the identical rights and privileges. As of September 30, 2012, we had 12,375 Class A shares, 12,375 Class W shares, and 12,375 Class I shares outstanding that were issued in a private offering on September 28, 2012. See Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding this transaction.

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

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued a scope clarification that requires that a reporting entity that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt to apply the Property, Plant, and Equipment – Real Estate Sales guidance, as opposed to Consolidation guidance, to determine whether to derecognize assets and liabilities of that subsidiary. The clarification provides that a reporting entity should continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until the legal title to the real estate is transferred to legally satisfy the debt. This Accounting Standards Update is effective prospectively for us for a deconsolidation event that takes place in fiscal years, and interim periods within those years, beginning on or after June 15, 2012 and does not contain additional disclosure requirements. The adoption of this guidance did not have a material effect on our consolidated financial statements, as our deconsolidation accounting policy was consistent with the clarified guidance.

In December 2011, the FASB issued guidance enhancing disclosure requirements surrounding the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. This new guidance requires companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to master netting arrangements. This new guidance is effective for us beginning January 1, 2013. As this guidance only requires expanded disclosures, we do not anticipate the adoption will have a significant impact on our consolidated financial statements.

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

3. INVESTMENTS IN REAL PROPERTY

Our consolidated investments in real property consist of investments in office, industrial and retail properties. The following tables summarize our consolidated investments in real property as of September 30, 2012 and December 31, 2011 (amounts in thousands).

Real Property	Land	Building and Improvements	Intangible Lease Assets	Total Investment Amount	Intangible Lease Liabilities	Net Investment Amount
As of September 30, 2012:
Office	$237,865	$934,780	$475,397	$1,648,042	$(65,788)	$1,582,254
Industrial	54,156	332,428	61,967	448,551	(7,765)	440,786
Retail	227,218	415,692	77,968	720,878	(51,059)	669,819

Total gross book value	519,239	1,682,900	615,332	2,817,471	(124,612)	2,692,859
Accumulated depreciation/amortization	—	(177,683)	(271,262)	(448,945)	34,149	(414,796)

Total net book value	$519,239	$1,505,217	$344,070	$2,368,526	$(90,463)	$2,278,063

As of December 31, 2011:
Office	$237,464	$888,327	$421,647	$1,547,438	$(61,310)	$1,486,128
Industrial	54,915	335,006	62,947	452,868	(7,765)	445,103
Retail	228,598	417,555	78,225	724,378	(51,273)	673,105

Total gross book value	520,977	1,640,888	562,819	2,724,684	(120,348)	2,604,336
Accumulated depreciation/amortization	—	(149,444)	(211,913)	(361,357)	27,581	(333,776)

Total net book value	$520,977	$1,491,444	$350,906	$2,363,327	$(92,767)	$2,270,560

Comerica Bank Tower

On March 6, 2012, we became the 100% owner of the titleholder of a 1.5 million square foot office property in the Dallas, Texas market (“Comerica Bank Tower”), as the result of our foreclosure of a non-performing mezzanine loan for which such ownership interest had served as collateral. We concluded that we became the primary beneficiary of Comerica Bank Tower upon foreclosure based on our ability to direct the activities of Comerica Bank Tower and our obligation to absorb the losses of, or, our right to receive benefits from, the Comerica Bank Tower. Comerica Bank Tower was subject to a mortgage note with a principal balance of $179.8 million as of the acquisition date bearing interest at 5.8%, which matures in January 2017. As of September 30, 2012, the unpaid principal balance of this mortgage note was $178.9 million. Subsequent to our foreclosure of the Comerica Bank Tower, we had engaged the mortgage note lender in negotiations to modify the terms of the senior loan agreement. We were notified on July 23, 2012 that the lender was declaring us in nonmonetary default and that they intend to pursue applicable remedies, including the appointment of a receiver. On August 10, 2012, the mortgage note lender sent notice accelerating all amounts due under the mortgage note. As a result, negotiations with the mortgage note lender ceased. On September 10, 2012, we were notified that a receiver had been appointed for the Comerica Bank Tower. The appointment of a receiver may result in a sale of the Comerica Bank Tower to a third party, which would result in a loss of our interest in the Comerica Bank Tower for which we would receive no further consideration.

As of September 30, 2012, we have made a preliminary allocation of the fair value of the acquired assets and liabilities of Comerica Bank Tower to land, building, improvements and intangible lease assets and liabilities. The fair value of the acquired assets and liabilities is provisional pending determination of the final valuation for the acquired assets and liabilities. Based on this provisional allocation of the $122.4 million in estimated fair value of the acquired assets and intangible lease liabilities of Comerica Bank Tower, we attributed approximately $8.2 million to land, approximately $58.7 million to building and improvements, approximately $60.7 million to intangible lease assets and approximately $5.2 million to intangible lease liabilities. The weighted-average amortization periods for the intangible lease assets and intangible lease liabilities were approximately 4.0 years and 4.2 years, respectively, at the acquisition date. We have also recognized the assumed mortgage note based on a preliminary estimate of fair value of $124.8 million as of the acquisition date, which approximates the fair value of the encumbered real estate upon acquisition. We have not made any material adjustments related to this acquisition since the acquisition date.

For the three and nine months ended September 30, 2012, our consolidated statement of operations includes aggregate revenue of $6.8 million and $15.7 million, respectively, and net operating income (as defined in Note 10) of $3.4 million and $8.0 million, respectively, attributable to Comerica Bank Tower.

Discontinued Operations

On July 31, 2012, we disposed of an office property comprising 427,000 net rentable square feet in five buildings located in the Silicon Valley, CA market. We held the property through a joint venture through which we owned a 90.0% interest in the property through a consolidated subsidiary and were not the managing partner. Our consolidated subsidiary transferred the property, which had a net basis of approximately $22.6 million (after depreciation, amortization, and a $23.5 million impairment charge which we recorded during the fourth quarter of 2011), and restricted cash of approximately $4.1 million, to the lender under a deed-in-lieu of foreclosure of the related loan balance of $46.5 million.

We present the results of operations of this and all other disposed properties and their respective aggregate net gains (losses), collectively, as discontinued operations in our accompanying statements of comprehensive income when the operations and cash flows have been (or will be) eliminated from our ongoing operations and we will not have any significant continuing involvement. Interest expense is included in discontinued operations only if it is directly attributable to these operations or properties. The following table summarizes amounts recorded as discontinued operations (amounts in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$320	$3,498	$2,569	$11,433
Real estate depreciation and amortization expense	(101)	(2,271)	(836)	(7,073)
Other expenses	(34)	(1,749)	(1,365)	(6,383)

Loss from discontinued operations, net of taxes	185	(522)	368	(2,023)

Net gain on disposition, net of taxes	19,615	4,070	21,144	4,070

Discontinued operations, net of taxes	$19,800	$3,548	$21,512	$2,047

Rental Revenue

The following table summarizes the adjustments to rental revenue related to the amortization of above-market lease assets, below-market lease liabilities, and for straight-line rental adjustments for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Straight-line rent adjustments	$2,286	$2,418	$6,219	$7,760
Above-market lease assets	(2,009)	(1,995)	(6,042)	(6,128)
Below-market lease liabilities	2,422	2,723	7,434	7,052

Total increase to rental revenue	$2,699	$3,146	$7,611	$8,684

Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as rental revenue. Tenant recovery income recognized as rental revenue for the three and nine months ended September 30, 2012 was approximately $8.6 million and $25.2 million, respectively. For the same periods in 2011, tenant recovery income recognized was approximately $8.0 million and $24.0 million, respectively.

4. DEBT RELATED INVESTMENTS

As of September 30, 2012 and December 31, 2011, we had invested in 22 and eight debt related investments, respectively, with net investment amounts of approximately $206.5 million and $92.2 million, respectively, which included net unamortized deferred fees, discounts and premiums, and costs of approximately $2.1 million and $1.3 million, respectively. The weighted average maturity of our debt investments as of September 30, 2012 was 2.7 years, based on our recorded net investment. The following table describes our debt related income for the three and nine months ended September 30, 2012 and 2011 (dollar amounts in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Weighted Average Yield as of September 30,
Investment Type	2012	2011	2012	2011	2012 (1)
Mortgage notes (2)	$2,916	$1,168	$6,334	$5,741	6.0%
B-notes	103	544	327	2,327	1.4%
Mezzanine debt (3)	—	537	—	1,597	17.0%

Total	$3,019	$2,249	$6,661	$9,665	5.6%

(1)	Weighted average yield is calculated on an unlevered basis using the amount invested, current interest rates and accretion of premiums or discounts realized upon the initial investment for each investment type as of September 30, 2012. Yields for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of September 30, 2012 for purposes of this table. As of September 30, 2012 we had three debt related investments with a combined net investment amount of $79.0 million that bear interest at floating rates indexed to LIBOR. All of our remaining debt related investments bear interest at fixed rates. We have assumed a yield of zero on the two debt related investments for which we have recognized a full allowance for loss as of September 30, 2012.
(2)	During the nine months ended September 30, 2012 a borrower completely repaid one of our debt related investments. Amounts recorded include an early prepayment fee received of approximately $789,000 and accelerated amortization of origination fees of approximately $23,000, offset by accelerated amortization of deferred due diligence costs of approximately $91,000 related to this repayment. There were no additional repayments during the nine months ended September 30, 2012.
(3)	During the nine months ended September 30, 2012 we became the 100% owner of the titleholder of Comerica Bank Tower as the result of our foreclosure of a non-performing mezzanine loan for which such ownership interest had served as collateral. See Note 3 and Note 5 for additional discussion of this foreclosure. There were no other mezzanine loan repayments during the nine months ended September 30, 2012. In September, we originated a mezzanine loan for the renovation of an office property, as further discussed below, for which we did not recognize any income during the period.

Debt related investment activity

The following table describes our debt related investment acquisitions during the nine months ended September 30, 2012 (dollar amounts in thousands).

Description	Interest Rate (Fixed or Variable)	Interest Rate as of September 30, 2012	Face Amount of Debt (4)	Amount of Debt Related Investments
Mortgage note (1)	Fixed	6.6%	$91,119	$92,081
Mortgage note (2)	Variable	5.9%	22,500	22,883
Mezzanine Loan (3)	Fixed	17.0%	5,223	5,223

Total/weighted average		6.9%	$118,842	$120,187

(1)	Represents a portfolio of 14 mortgage notes on real properties that we acquired on May 31, 2012. Maturity dates of the investments range from January 2013 to March 2021, which reflects the initial maturity of the investments or any exercised extension options and does not consider any future options to extend that are at the discretion of the borrower.
(2)	Represents a mortgage note on a retail property that we acquired on June 5, 2012. This investment has a maturity date of June 7, 2015, which reflects the initial maturity of the investment and does not consider any future options to extend that are at the discretion of the borrower.
(3)	Represents a mezzanine loan for the renovation of an office property that we originated on September 18, 2012. This investment has a maturity date of July 1, 2016, which reflects the contractual maturity of the investment and does not consider any prepayment options that are at the discretion of the borrower. The maximum funding available under this loan is $33.0 million.
(4)	Reflects the principal amount of the debt investment outstanding as of September 30, 2012, which is net of principal repayments.

Impairment

We review each of our debt related investments individually on a quarterly basis, and more frequently when such an evaluation is warranted, to determine if impairment exists. Accordingly, we do not group our debt related investments into classes by credit quality indicator. A debt related investment is impaired when, based on current information and events (including economic, industry and geographical factors), it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the agreement. When an investment is deemed impaired, the impairment is measured based on the expected future cash flows discounted at the investment’s effective interest rate. As a practical expedient, we may measure impairment based on the fair value of the collateral of an impaired collateral-dependent debt investment. Regardless of the measurement method, we measure impairment based on the fair value of the collateral when it is determined that foreclosure is probable. During the three and nine months ended September 30, 2011, we recognized approximately $3.1 million and $5.6 million, respectively, in provision losses in the accompanying statements of comprehensive income. We did not record any provision for loan loss during the nine months ended September 30, 2012. However, during that period we wrote off the provision for loss on debt related investments of approximately $20.0 million related to a mezzanine debt investment that we foreclosed upon. See Note 3 and Note 5 for additional discussion of this foreclosure. The table below presents a reconciliation of the beginning and ending balances, between December 31, 2011 and September 30, 2012, of our allowance for loan loss (amounts in thousands).

Allowance for Loan Loss
Beginning balance as of December 31, 2011:	$38,000
Provision for loss on debt related investments	—
Direct write offs	(20,000)

Ending balance as of September 30, 2012:	$18,000

As of September 30, 2012, we had two B-note debt investments on non-accrual status. As of December 31, 2011, we had two B-note debt investments and one mezzanine debt investment on non-accrual status. We had recorded a complete allowance for loan loss on all debt investments on non-accrual status as of September 30, 2012 and December 31, 2011. When we determine that a debt investment is impaired, we record income on the investment using the cash basis of accounting. We did not record any income on a cash basis of accounting during the three or nine months ended September 30, 2012 or 2011. All of our debt related investments that were past due 90 days or more were on non-accrual status as of September 30, 2012 and December 31, 2011.

As of September 30, 2012 and December 31, 2011, we had three and four impaired debt related investments with an unpaid principal balance of approximately $30.2 million and $51.7 million, respectively. The following table describes our recorded investment in debt related investments before allowance for loan loss, and the related allowance for loan loss (amounts in thousands).

	Debt Investments Individually Evaluated for Impairment as of
	September 30, 2012	December 31, 2011
Debt investments	$224,527	$130,247
Less: Allowance for loan losses	(18,000)	(38,000)

Total	$206,527	$92,247

All impaired debt investments are subordinate debt investments. The following table describes our gross recorded investment in impaired debt related investments, the related allowance for loan loss, and the total amount of impaired loans for which we have not recorded an allowance for loan loss (amounts in thousands).

As of:	Recorded Investment	Related Allowance	Amount of Impaired Loans With No Allowance Recorded
September 30, 2012	$30,173	$(18,000)	$12,173
December 31, 2011	$51,725	$(38,000)	$13,725

The following table describes our average recorded net investment in the impaired debt related investments and the related interest income recorded (amounts in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Average Recorded Investment	$12,235	$32,906	$12,949	$34,155
Interest Income Recognized	$109	$658	$346	$2,762

5. DEBT OBLIGATIONS

The following table describes our borrowings as of September 30, 2012 and December 31, 2011 (dollar amounts in thousands).

	Weighted Average Stated Interest Rate as of		Outstanding Balance as of (1)		Gross Investment Amount Securing Borrowings as of (2)
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Fixed rate mortgages	5.8%	5.8%	$1,151,994	$1,053,740	$2,062,989	$1,964,328
Floating rate mortgages (3)	4.4%	4.0%	238,400	343,349	477,399	665,306

Total mortgage notes	5.5%	5.4%	1,390,394	1,397,089	2,540,388	2,629,634
Repurchase facilities	2.7%	3.2%	151,079	57,935	218,535	78,522
Mezzanine loan (4) (5)	5.5%	5.5%	26,233	26,479	N/A	N/A

Total other secured borrowings	3.1%	3.9%	177,312	84,414	218,535	78,522
Line of Credit (5)	3.5%	N/A	55,000	—	N/A	N/A

Total	5.2%	5.3%	$1,622,706	$1,481,503	$2,758,923	$2,708,156

(1)	Amounts presented are net of (i) fair value adjustment to mortgages carried at fair value of $55.0 million and $0 as of September 30, 2012 and December 31, 2011, respectively, (ii) unamortized discounts to the face value of our outstanding fixed-rate mortgages of $3.1 million and $4.0 million as of September 30, 2012 and December 31, 2011, respectively, and GAAP principal amortization related to troubled debt restructurings of $521,000 and $0 as of September 30, 2012 and December 31, 2011, respectively.
(2)	“Gross Investment Amount” as used here and throughout this document represents the allocated gross basis of real property and debt related investments, after certain adjustments. Gross Investment Amount for real property (i) includes the effect of intangible lease liabilities of approximately $124.6 million and $120.3 million, as of September 30, 2012 and December 31, 2011, respectively, (ii) excludes accumulated depreciation and amortization on assets of approximately $448.9 million and $361.4 million as of September 30, 2012 and December 31, 2011, respectively, and (iii) includes the impact of impairments of approximately $0 and $23.5 million as of September 30, 2012 and December 31, 2011, respectively. Amounts reported for debt related investments represent our net accounting basis of the debt investments, which includes (i) unpaid principal balances, (ii) unamortized discounts, premiums, and deferred charges, and (iii) allowances for loan loss of approximately $18.0 million and $38.0 million as of September 30, 2012 and December 31, 2011, respectively.
(3)	As of September 30, 2012, floating-rate mortgage notes were subject to interest rates at spreads ranging from 2.90% to 3.75% over one-month LIBOR, certain of which are subject to a 1.0% LIBOR floor. As of December 31, 2011, floating-rate mortgage notes were subject to interest rates at spreads ranging from 1.60% to 3.75% over one-month LIBOR, certain of which are subject to a 1.0% LIBOR floor.
(4)	Consists of mezzanine loan financing obtained from the seller of a portfolio of 32 office and industrial properties that we purchased on June 25, 2010 (the “NOIP Portfolio”).
(5)	Our mezzanine and Line of Credit (defined below) borrowings are secured by subordinated interests in certain of our real property investments.

As of September 30, 2012, 15 mortgage notes were interest-only and 21 mortgage notes were fully amortizing with outstanding balances of approximately $655.0 million and $735.4 million, respectively. None of our mortgage notes are recourse to us.

Borrowing Activity

During the nine months ended September 30, 2012, we incurred additional borrowings due to our acquisition of 16 debt related investments. The following summarizes certain critical terms related to this borrowing activity for the nine months ended September 30, 2012.

Repurchase Facility

On May 31, 2012, a wholly-owned subsidiary of ours (the “Repo Seller”), entered into a master repurchase and securities contract (the “Repo Agreement”) with Wells Fargo Bank, National Association (the “Buyer”). This agreement is in addition to our existing repurchase facility, which we entered into on June 25, 2010. The maximum amount of the Repo Agreement was $79.7 million. The maturity date of the Repo Agreement is May 30, 2014 unless it is extended pursuant to the three one-year extensions available to the Repo Seller.

In connection with the Repo Seller’s entry into the Repo Agreement, on May 31, 2012, Repo Seller transferred to Buyer 14 of our senior mortgage debt investments for proceeds of approximately $79.7 million under the Repo Agreement, and the weighted average pricing rate associated with these Transactions was set at LIBOR plus 2.25%, resulting in an all-in rate as of September 30, 2012 of 2.46%.

This transaction is treated as a debt financing transaction, as we (the seller), can cause the buyer to return the assets sold at any time during the life of the Repo Agreement.

The Repo Agreement contains various customary representations and warranties, covenants, events of default and other customary provisions contained in repurchase agreements of this type.

Line of Credit

During the nine months ended September 30, 2012, we borrowed amounts under our senior secured revolving credit facility (the “Line of Credit”) with PNC Bank, National Association (“PNC”). As of September 30, 2012, we had $55.0 million outstanding on our Line of Credit. Amounts outstanding under the Line of Credit as of September 30, 2012 mature during 2012. However, the original maturity dates of the draws may be extended through September 2014 pursuant to the extension options available under the Line of Credit. Amounts outstanding under the Line of Credit are secured by a pledge of certain distribution interests held (directly or indirectly) by the Operating Partnership through its ownership interests in certain subsidiaries. Further, the Line of Credit is secured by a pledge of equity interests in certain direct or indirect subsidiaries of the Operating Partnership. As of December 31, 2011 we did not have any amounts outstanding on our Line of Credit. As of September 30, 2012, $45.0 million was available to us under the Line of Credit.

We were in compliance with all financial debt covenants as of September 30, 2012.

The following table reflects our contractual debt maturities as of September 30, 2012, specifically our obligations under mortgage note agreements and other secured borrowings (dollar amounts in thousands).

	As of September 30, 2012
	Mortgage Notes		Other Borrowings		Total
Year Ending December 31,	Number of Borrowings Maturing	Outstanding Balance (3)	Number of Borrowings Maturing	Outstanding Balance (2)	Outstanding Balance (3) (4)
2012 (1)	0	$4,346	2	$55,359	$59,705
2013	3	253,015	1	77,174	330,189
2014	2	93,409	1	74,487	167,896
2015	5	129,359	1	25,292	154,651
2016	13	313,640	0	—	313,640
2017	9	476,247	0	—	476,247
2018	0	4,999	0	—	4,999
2019	0	5,292	0	—	5,292
2020	1	157,944	0	—	157,944
2021	0	1,707	0	—	1,707
Thereafter	3	9,069	0	—	9,069

Total	36	$1,449,027	5	$232,312	$1,681,339

(1)	Represents amounts due for the remainder of 2012.
(2)	Other borrowings presented include (i) borrowings of approximately $71.9 million and $79.1 million related to our master repurchase facilities, which mature in 2013 and 2014, respectively, which are subject to four and three one-year extension options, respectively, (ii) mezzanine borrowings of approximately $26.2 million, which mature in June 2015, and (iii) Line of Credit draws of $55.0 million which mature during 2012. We have the option to extend the due date of the draws taken on the Line of Credit through the maturity of the facility in September 2014.

(3)	Outstanding balance represents expected cash outflows for contractual amortization and scheduled balloon payment maturities (including the Comerica Bank Tower Mortgage balloon payment due in January 2017), and does not include (i) the fair value adjustment on mortgage notes carried at fair value of approximately $55.0 million, (ii) the mark-to-market adjustment on assumed debt of approximately $3.1 million, and (iii) the GAAP principal amortization of our restructured mortgage note of $521,000 that does not reduce the contractual amount due of the related mortgage note as of September 30, 2012
(4)	As of September 30, 2012, our mortgage notes, secured borrowings, and Line of Credit are secured by interests in real properties and debt investments totaling approximately $2.8 billion.

Assumption of Mortgage Note

In connection with our foreclosure of a mezzanine debt investment discussed in Note 3 and Note 4, we acquired Comerica Bank Tower which was subject to a mortgage note secured by Comerica Bank Tower with an unpaid principal balance of approximately $179.8 million at acquisition (the “Comerica Bank Tower Mortgage”). The Comerica Bank Tower Mortgage bears interest at 5.8% and amortizes with the final balloon payment due in January 2017. Subsequent to our foreclosure of the Comerica Bank Tower, we had engaged the mortgage note lender in negotiations to modify the terms of the senior loan agreement. We were notified on July 23, 2012 that the lender was declaring us in nonmonetary default and that they intend to pursue applicable remedies, including the appointment of a receiver. On August 10, 2012, the mortgage note lender sent notice accelerating all amounts due under the mortgage note. As a result, negotiations with the mortgage note lender ceased. On September 10, 2012, we were notified a receiver had been appointed for the Comerica Bank Tower. The appointment of a receiver may result in a sale of the Comerica Bank Tower to a third party, which would result in a loss of our interest in the Comerica Bank Tower for which we would receive no further consideration. With regard to this borrowing, we have elected to record the mortgage within Mortgage Notes in the accompanying consolidated balance sheet at fair value, in accordance with Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments. We elected to apply the fair value option for the Comerica Bank Tower Mortgage to allow better alignment of the value of the Comerica Bank Tower Mortgage with the corresponding value of Comerica Bank Tower. The fair value recorded reflects our estimate of the fair value of the instrument, which is approximately $123.9 million as of September 30, 2012.

We record interest expense on the Comerica Bank Tower Mortgage using the effective interest method. We record the change in the fair value of the note within interest expense. We did not record significant gains or losses on the Comerica Bank Tower Mortgage during the three or nine months ended September 30, 2012. The fair value of the Comerica Bank Tower Mortgage as of September 30, 2012 continued to approximate its fair value as of the date of our foreclosure of Comerica Bank Tower. During the three and nine months ended September 30, 2012, we recorded a fair value adjustment to reduce interest expense of approximately $2.1 million and $4.9 million, respectively, which offsets the mark-to-market interest expense adjustment related to the Comerica Bank Tower Mortgage.

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

Restructuring of Mortgage Note

During the nine months ended September 30, 2012, a consolidated joint venture renegotiated the terms of a mortgage note borrowing secured by an office property located in the Chicago, Illinois market, which had a balance of $21.3 million and had an interest rate of 5.94% as of December 31, 2011, and a maturity date of February 1, 2012. Under the terms of the restructured note, the maturity date has been extended to February 1, 2016, an A-note was established with a balance of $13.0 million, and a B-note was established with a balance of $8.3 million. Our consolidated joint venture contributed $4.0 million to pay certain closing costs and establish certain escrow reserves for future leasing costs, which earns a preferred return of 8% and is senior to the B-note. We consider the

$8.3 million B-note to be contingently payable and it is included in the carrying amount of the restructured notes. The B-note becomes payable upon a monetization event with available proceeds after the repayment of the A-note and the $4.0 million preferred equity interest. We have determined that the effective interest rate of the restructured notes is 0% and as such, debt service payments made will reduce the recorded principal balance of the restructured notes. We did not record a gain related to this restructure.

Repayments of Mortgage Notes

During the nine months ended September 30, 2012, we repaid or partially repaid mortgage note borrowings of approximately $64.7 million as of December 31, 2011 before their scheduled maturities. The notes were secured by 10 of our retail properties located in the New England market and one industrial property located in the Louisville, KY market. The repayments included collateral release payments. The notes were originally scheduled to mature in 2012 and 2016.

Additionally, during the nine months ended September 30, 2012, we effectively retired one mortgage note borrowing secured by an office property in the Minneapolis, Minnesota market with an outstanding balance of approximately $14.5 million. This mortgage note was included in a portfolio of debt related investments that we purchased during the nine months ended September 30, 2012, as discussed in more detail in Note 4.

As previously discussed in Note 3, in lieu of foreclosure on a $46.5 million outstanding loan balance, our consolidated subsidiary transferred the secured property to the lender under a deed-in-lieu of foreclosure on July 31, 2012.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges under ASC Topic 815 “Derivatives and Hedging” is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the next 12 months, we estimate that approximately $2.2 million will be reclassified as an increase to interest expense related to effective forward started interest rate swaps where the hedging instrument has been terminated, and we estimate that approximately $431,000 will be reclassified as an increase to interest expense related to active effective hedges of floating rate debt issuances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The table below presents a reconciliation of the beginning and ending balances, between December 31, 2011 and September 30, 2012, of our accumulated other comprehensive loss (“OCI”), net of amounts attributable to noncontrolling interests related to the effective portion of our cash flow hedges as presented on our financial statements (amounts in thousands).

Accumulated Other Comprehensive Loss
Beginning balance as of December 31, 2011:	$(18,365)
Amortization of interest expense	1,973
Losses reclassified into earnings upon discontinuance of cash flow hedges	1,734
Change in fair value	(413)
Attribution of OCI to noncontrolling interests	(258)

Ending balance as of September 30, 2012	$(15,329)

Fair Values of Derivative Instruments

The table below presents the gross fair value of our derivative financial instruments as well as their classification on our accompanying balance sheet as of September 30, 2012 and December 31, 2011 (amounts in thousands).

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of September 30, 2012 Fair Value	As of December 31, 2011 Fair Value	Balance Sheet Location	As of September 30, 2012 Fair Value	As of December 31, 2011 Fair Value
Derivatives designated as hedging instruments under ASC Topic 815

Interest rate contracts	Other assets, net (1)	$—	$1	Other Liabilities (1)	$(504)	$(341)

Total derivatives designated as hedging instruments under ASC Topic 815		—	1		(504)	(341)
Derivatives not designated as hedging instruments under ASC Topic 815

Interest rate contracts	Other assets, net (1)	—	—	Other Liabilities (1)	—	—

Total derivatives not designated as hedging instruments under ASC Topic 815		—	—		—	—

Total derivatives		$—	$1		$(504)	$(341)

(1)	Although our derivative contracts are subject to master netting arrangements which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheet.

The majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with our derivative instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of potential default by us and our counterparties. As of September 30, 2012, we had assessed the significance of the impact of the credit valuation adjustments and had determined that it was not significant to the overall valuation of our derivative instruments. As a result, we have determined that the significant inputs for all of our derivative valuations are classified in Level 2 of the fair value hierarchy.

Designated Hedges

As of September 30, 2012, we had two outstanding interest rate caps and three outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $102.4 million. As of December 31, 2011, we had four outstanding interest rate caps (or portions of caps) and three outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $157.0 million.

Undesignated Hedges

Derivatives not designated as hedges are not speculative and are used to hedge our exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a loss of approximately $0 and $19,000 for the three and nine months ended September 30, 2012, respectively, and $5,000 and $84,000 for the three and nine months ended September 30, 2011, respectively. As of September 30, 2012 and December 31, 2011, we had two outstanding interest rate caps (or portions of caps) that were not designated as hedges with a total notional amount of approximately $220.8 million and $327.3 million, respectively. As of September 30, 2012 and December 31, 2011, these interest rate caps were recorded as other assets on our financial statements with a fair value of approximately zero.

Effect of Derivative Instruments on the Statements of Comprehensive Income

The table below presents the effect of our derivative financial instruments on our accompanying financial statements for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Derivatives Designated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts	Interest rate contracts	Interest rate contracts
Amount of loss recognized in OCI (effective portion)	$(315)	$(236)	$(413)	$(615)
Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Interest expense	Interest expense	Interest expense	Interest expense
Amount of loss reclassified from accumulated OCI into income (effective portion)	$(644)	$(720)	$(1,973)	$(2,153)
Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Loss on financing commitments and Discontinued Operations	Interest and other income	Loss on financing commitments and Discontinued Operations	Interest and other income
Amount of loss recognized in income due to missed forecast (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$(1,734)	$—
Derivatives Not Designated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts	Interest rate contracts	Interest rate contracts
Location of gain or (loss) recognized in income	Interest and other income	Interest and other income	Interest and other income	Interest and other income
Amount of loss recognized in income	$—	$(5)	$(19)	$(84)

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

The fair values estimated below are indicative of certain interest rate and other assumptions as of September 30, 2012 and December 31, 2011, and may not take into consideration the effects of subsequent interest rate or other assumption fluctuations, or changes in the values of underlying collateral. The fair values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate their carrying values because of the short-term nature of these instruments.

The carrying amounts and estimated fair values of our other financial instruments as of September 30, 2012 and December 31, 2011 were as follows (amounts in thousands):

	As of September 30, 2012		As of December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Fixed-rate debt related investments, net	$127,525	$130,031	$34,308	$35,159
Floating-rate debt related investments, net	79,002	77,765	57,939	56,667
Liabilities:
Fixed-rate mortgage notes carried at amortized cost	$1,028,114	$1,079,572	$1,053,740	$1,107,471
Fixed-rate mortgage notes carried at fair value	123,880	123,880	—	—
Floating-rate mortgage notes	238,400	238,368	343,349	344,503
Fixed-rate other secured borrowings	26,233	25,407	26,479	25,455
Floating-rate other secured borrowings	151,079	151,350	57,935	58,383
Line of credit	55,000	55,000	—	—

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

8. RELATED PARTY TRANSACTIONS

Our day-to-day activities are managed by our Advisor, a related party, under the terms and conditions of the Advisory Agreement. Our Advisor is considered to be a related party as certain indirect owners and employees of our Advisor serve as one of our directors and/or our executive officers. As of September 30, 2012, the responsibilities of our Advisor included the selection and underwriting of our real property and debt related investments, the negotiations for these investments, the asset management and financing of these investments and the oversight of real property dispositions.

In connection with the Offering, we entered into an Eighth Amended and Restated Advisory Agreement (the “Advisory Agreement”) with our Advisor, effective July 12, 2012, which modifies the fees and expense reimbursements payable to our Advisor. Per the Advisory Agreement, in consideration for asset management services performed, we pay our Advisor an advisory fee comprised of two separate components: (1) a fixed amount equal to 1.15% of the “Aggregate Fund NAV” (defined as the aggregate NAV of our Class E shares, Class A shares, Class W shares and Class I shares, along with the Class E OP Units held by third parties) for each day, and (2) a performance component that is based on the annual non-compounded investment return provided to holders of “Fund Interests” (defined as our Class E shares, Class A shares, Class W shares, Class I shares, and Class E OP Units held by third parties) such that the Advisor will receive 25% of the overall return in excess of 6%; provided that in no event may the performance condition exceed 10% of the overall return for such year, and subject to certain other limitations. We will also pay our Advisor a development management fee equal to 4% of the cost to develop, construct, or improve real property assets. In addition, we will pay our Advisor a fee of 1% of the sales price of individual real property assets upon disposition of such assets. Further, for a substantial amount of services in connection with the sale of a property, as determined by a majority of our independent directors, we will pay our

Advisor up to 50% of the reasonable, customary and competitive commission paid for the sale of a comparable real property, provided that such amount shall not exceed 1% of the contract price of the property sold and, when added to all other real estate commissions paid to unaffiliated parties in connection with the sale, may not exceed the lesser of a competitive real estate commission or 6% of the sales price of the property.

In addition, pursuant to the Advisory Agreement, we will pay directly, or reimburse our Advisor and the Dealer Manager (defined below) if they pay on our behalf any organizational and offering expenses (other than selling commissions, the dealer manager fee, distribution fees and non-transaction based compensation allocated to sales-related activities of employees of the Dealer Manager in connection with the offering) relating to any public offerings as and when incurred. After the termination of the primary portion of the offering and again after termination of the distribution reinvestment plan portion of the offering, the Advisor has agreed to reimburse us to the extent that total cumulative organization and offering expenses (including selling commissions, the dealer manager fee and distribution fees) that we incur exceed 15% of our gross proceeds from the applicable offering.

Subject to certain limitations, we will reimburse the Advisor for all of the costs it incurs in connection with the services it provides to us, including, without limitation, our allocable share of the Advisor’s overhead, which includes but is not limited to the Advisor’s rent, utilities and personnel costs; provided, that we will not reimburse the Advisor or its affiliates for services for which the Advisor or its affiliates are entitled to compensation in the form of a separate fee.

In connection with the Offering, effective July 12, 2012, we also entered into a dealer manager agreement with Dividend Capital Securities LLC (the “Dealer Manager”), which is an entity related to our Advisor. Pursuant to this agreement, we will pay (i) selling commissions up to 3% of the NAV per Class A share sold in the primary portion of the offering, (ii) a dealer manager fee which accrues daily in amount equal to 1/365th of 0.6% of our NAV per share of Class A and Class W shares outstanding and an amount equal to 1/365th of 0.1% of our NAV per share of Class I shares outstanding on such day on a continuous basis, and (iii) a distribution fee which accrues daily in an amount equal to 1/365th of 0.5% of our NAV per share of Class A shares outstanding on such day on a continuous basis. We will cease paying the dealer manager fee and distribution fee with respect to shares sold in the Offering on the earlier to occur of the following: (i) a listing of the class of such shares on a national securities exchange, (ii) following the completion of the Offering, total underwriting compensation in this offering equaling 10% of the gross proceeds from the primary portion of the Offering, or (iii) such shares no longer being outstanding. A negligible amount of dealer manager and distribution fees were incurred during the three and nine months ended September 30, 2012 as a result of the issuance of Class A, Class W and Class I shares in a private offering on September 28, 2012. See Part I, Item 2 and Part II, Item 5 of this Quarterly Report on Form 10-Q for additional information regarding this transaction.

Dividend Capital Total Advisors Group LLC, the parent of the Advisor, had been previously issued, in exchange for $1,000 in consideration, partnership units in the Operating Partnership, constituting a separate series of partnership interests with special distribution rights (the “Special Units”). The Special Units constituted a form of incentive compensation that would have value if we met certain performance thresholds. In connection with the Offering, pursuant to a Special Unit Repurchase Agreement effective July 12, 2012, we redeemed and cancelled the 200 Special Units, and paid $1,000 to Dividend Capital Total Advisors Group LLC in connection with such redemption.

As of September 30, 2012 and December 31, 2011, we owed approximately $1.3 million and $129,000, respectively, to our Advisor and affiliates of our Advisor for such services and reimbursement of certain expenses. Pursuant to the amended Advisory Agreement, we accrue the advisory fee on a daily basis and pay our Advisor amounts due subsequent to each month-end.

The following table summarizes fees and other amounts earned by our Advisor and affiliates of our Advisor in connection with services performed for us during the three and nine months ended September 30, 2012 and 2011 (amounts in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Acquisition fees (1)	$—	$—	$1,534	$218
Asset management and advisory fees (2)	3,927	5,246	13,929	15,847
Development management fee (3)	30	—	30	—
Other reimbursements (4)	831	476	1,991	1,426
Asset management fees related to the disposition of real properties	—	214	101	214

Total	$4,788	$5,936	$17,585	$17,705

(1)	Comprise fees earned by the Advisor prior to the effectiveness of the Advisory Agreement on July 12, 2012.
(2)	$3.4 million of the fees earned by the Advisor during the three and nine months ended September 30, 2012 were earned after the effectiveness of the Advisory Agreement on July 12, 2012.
(3)	Comprise fees earned by the Advisor after the effectiveness of the Advisory Agreement on July 12, 2012.
(4)	Includes $120,000 recorded to deferred selling costs for the three and nine months ended September 30, 2012.

9. NET INCOME (LOSS) PER COMMON SHARE

Reconciliations of the numerator and denominator used to calculate basic net loss per common share to the numerator and denominator used to calculate diluted net loss per common share for the three and nine months ended September 30, 2012 and 2011 are described in the following table (amounts in thousands, except per share information).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator
Loss from continuing operations	$(7,856)	$(9,830)	$(28,477)	$(27,774)
Loss from continuing operations attributable to noncontrolling interests	666	793	2,541	2,107

Loss from continuing operations attributable to common stockholders	(7,190)	(9,037)	(25,936)	(25,667)
Dilutive noncontrolling interests share of loss from continuing operations	(597)	(668)	(2,209)	(1,894)
Numerator for diluted earnings per share – adjusted loss from continuing operations	$(7,787)	$(9,705)	$(28,145)	$(27,561)

Income (loss) from discontinued operations	$19,800	$3,548	$21,512	$2,047
Income (loss) from discontinued operations attributable to noncontrolling interests	(3,346)	(294)	(3,671)	(187)

Income (loss) from discontinued operations attributable to common stockholders	16,454	3,254	17,841	1,860
Dilutive noncontrolling interests share of discontinued operations	1,366	241	1,482	138
Numerator for diluted earnings per share – adjusted loss from discontinued operations	$17,820	$3,495	$19,323	$1,998

Denominator
Weighted average shares outstanding-basic	182,427	184,069	182,780	183,884
Incremental weighted average shares effect of conversion of OP units	15,147	13,601	15,606	13,558

Weighted average shares outstanding-diluted	197,574	197,670	198,386	197,442

LOSS PER COMMON SHARE-BASIC AND DILUTED
Net loss from continuing operations	$(0.04)	$(0.05)	$(0.14)	$(0.14)
Net loss from discontinued operations	$0.09	$0.02	$0.10	$0.01

Net loss	$0.05	$(0.03)	$(0.04)	$(0.13)

10. SEGMENT INFORMATION

We have two reportable operating segments: investments in real property and debt related investments. We organize and analyze the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, investment strategies and objectives and distinct management of each segment. The following table sets forth revenue and the components of net operating income (“NOI”) of our segments for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands).

	For the Three Months ended September 30,
	Revenues		NOI
	2012	2011	2012	2011
Real property (1)	$67,690	$62,627	$51,143	$50,098
Debt related investments	3,019	2,249	3,019	2,249

Total	$70,709	$64,876	$54,162	$52,347

	For the Nine Months ended September 30,
	Revenues		NOI
	2012	2011	2012	2011
Real property (1)	$198,672	$186,371	$153,485	$147,710
Debt related investments	6,661	9,665	6,661	9,665

Total	$205,333	$196,036	$160,146	$157,375

(1)	Does not include results of operations of real property assets categorized as discontinued operations.

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

The following table is a reconciliation of our NOI to our reported net income (loss) attributable to common shareholders for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net operating income	$54,162	$52,347	$160,146	$157,375
Real estate depreciation and amortization expense	(32,561)	(29,638)	(96,434)	(89,052)
General and administrative expenses	(1,980)	(1,810)	(5,678)	(5,583)
Asset management and advisory fees, related party	(3,927)	(5,246)	(13,929)	(15,847)
Acquisition-related expenses	—	(125)	(323)	(608)
Provision for loss on debt related investments	—	(3,076)	—	(5,576)
Other-than-temporary impairment on securities	—	—	—	(3,089)
Interest and other income	306	440	420	1,370
Interest expense	(23,856)	(22,722)	(68,795)	(66,764)
Loss on financing commitments	—	—	(3,884)	—
Gain from discontinued operations, net of taxes	19,800	3,548	21,512	2,047
Net (income) loss attributable to noncontrolling interests	(2,680)	499	(1,130)	1,920

Net income (loss) attributable to common stockholders	$9,264	$(5,783)	$(8,095)	$(23,807)

The following table reflects our total assets by business segment as of September 30, 2012 and December 31, 2011 (amounts in thousands).

	As of September 30, 2012	As of December 31, 2011
Segment assets:
Net investments in real property	$2,368,526	$2,363,327
Debt related investments, net	206,527	92,247

Total segment assets, net	2,575,053	2,455,574

Non-segment assets:
Cash and cash equivalents	58,716	128,447
Other non-segment assets (1)	93,146	86,398

Total assets	$2,726,915	$2,670,419

(1)	Other non-segment assets primarily consist of corporate assets including restricted cash and receivables, including straight-line rent receivable.

11. SUBSEQUENT EVENTS

We have evaluated subsequent events for the period from September 30, 2012, the date of these financial statements, through the date these financial statements are issued.

Distributions

On September 27, 2012, our board of directors authorized a quarterly distribution of $0.0875 per share of common stock for the fourth quarter of 2012, subject to adjustment for class-specific expenses, although it reserves the right to revisit this distribution level during the quarter with respect to record dates that have not yet passed. The distribution will be payable to stockholders of record as of the close of business on each day during the period, from October 1, 2012 through and including December 31, 2012, prorated for the period of ownership. Distributions on our shares accrue daily.

Amendment to the Operating Partnership Agreement

On November 9, 2012, we entered into an amendment to our Operating Partnership’s Fourth Amended and Restated Operating Partnership Agreement (the “OP Agreement”). The sole change to the OP Agreement was to change the Specified Redemption Date (as defined in the OP Agreement) to mean the last business day of the month of the day that is 45 days after the receipt by us of the Notice of Redemption.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements relate to, without limitation, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), other development trends of the real estate industry, business strategies, and the growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors that may cause our results to vary are general economic and business (particularly real estate and capital market) conditions being less favorable than expected, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, availability and creditworthiness of prospective tenants, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, tenants’ ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental, regulatory and/or safety requirements, tenant bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control. For a further discussion of these factors and other risk factors that could lead to actual results materially different from those described in the forward-looking statements, see “Risk Factors” under Item 8.01 of our Current Report on Form 8-K filed with the Commission on July 12, 2012, and available at www.sec.gov and Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

On July 12, 2012, the Commission declared effective our Registration Statement on Form S-11 (Registration Number 333-175989) (the “Registration Statement”). Immediately thereafter, we changed our name from Dividend Capital Total Realty Trust Inc. to Dividend Capital Diversified Property Fund Inc. The Registration Statement applies to the offer and sale (the “Offering”) of up to $3,000,000,000 of our shares of common stock, of which $2,250,000,000 of shares are expected to be offered to the public in a primary offering and $750,000,000 of shares are expected to be offered to our stockholders pursuant to an amended and restated distribution reinvestment plan (subject to our right to reallocate such amounts). In the Offering, we are offering to the public three new classes of shares: Class A shares, Class W shares and Class I shares with net asset value (“NAV”) based pricing. See “—Net Asset Value Calculation” below and Part II, Item 5 of this Quarterly Report on Form 10-Q for a description of our valuation procedures and valuation components, including important disclosure regarding real property valuations provided by Altus Group U.S., Inc., an independent valuation firm (“the Independent Valuation Firm”). Our NAV is not audited by our independent registered public accounting firm. We are offering to sell any combination of Class A shares, Class W shares and Class I shares with a dollar value up to the maximum offering amount. We will continue to sell shares of our unclassified common stock, which we refer to as “Class E” shares, pursuant to our distribution reinvestment plan offering registered on our Registration Statement on Form S-3 (Registration Number 333-162636) (the “Class E DRIP Offering”). As of September 30, 2012, we had 12,375 Class A shares, 12,375 Class W shares, and 12,375 Class I shares outstanding that were issued in a private offering on September 28, 2012. See Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding this transaction. We refer to the Offering and the Class E DRIP Offering collectively as our “Public Offerings.”

The primary source of our revenue and earnings is comprised of rent received under long-term operating leases of our properties, including reimbursements from customers for certain operating costs, and interest payments received from our debt related investments. Our primary expenses include rental expenses, depreciation and amortization expenses, general and administrative expenses, asset management and advisory fees, and interest expense.

The cornerstone of our investment strategy is to provide investors seeking a general real estate allocation with a broadly diversified portfolio of assets. Our current investments include:

(1)	direct investments in real properties, consisting of office, industrial, and retail properties, located in the United States; and

(2)	certain debt related investments, including originating and participating in whole mortgage loans secured by commercial real estate, B-notes, and mezzanine loans.

As of September 30, 2012, we had total gross investments of approximately $3.0 billion (before accumulated depreciation of approximately $448.9 million), comprised of:

(1)	94 operating properties located in 30 geographic markets in the United States, aggregating approximately 19.1 million net rentable square feet. As of September 30, 2012, our real property portfolio was approximately 91.1% leased (approximately 93.3% leased, excluding Comerica Bank Tower). Our operating real property portfolio consists of:

•	35 office properties located in 16 geographic markets, aggregating approximately 7.9 million net rentable square feet, with an aggregate gross investment amount of approximately $1.6 billion;

•	31 retail properties located in seven geographic markets, aggregating approximately 3.1 million net rentable square feet, with an aggregate gross investment amount of approximately $720.9 million; and

•	28 industrial properties located in 16 geographic markets, aggregating approximately 8.1 million net rentable square feet, with an aggregate gross investment amount of approximately $448.6 million.

(2)	Approximately $206.5 million in net debt related investments, including (i) investments in mortgage notes of approximately $189.1 million, (ii) investments in B-notes of approximately $12.2 million, and (iii) investments in mezzanine loans of $5.2 million.

Consistent with our investment strategy, we have two business segments: (i) investments in real property and (ii) debt related investments. For a discussion of our business segments and the associated revenue and net operating income by segment, see Note 10 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Any future and near-term obligations are expected to be funded primarily through the use of cash on hand, cash generated from operations, proceeds from our Public Offerings, proceeds from the sale of existing investments, and the issuance and assumption of debt obligations.

•	Cash on hand — As of September 30, 2012, we had approximately $58.7 million of cash and cash equivalents.

•

Cash available under our Line of Credit — As of September 30, 2012, we had entered into a senior secured revolving credit facility (our “Line of Credit”) under which we may borrow up to $100 million, or, subject to sufficient lender participation, up to $200 million. As of September 30, 2012, we had drawn $55 million on this Line of Credit and $45 million was available to us. Amounts outstanding under the Line of Credit as of September 30, 2012 mature during 2012. However, the original maturity dates of the draws may be extended through September 2014 (the maturity date of the Line of Credit) pursuant to the extension options available under the Line of Credit.

•

Cash generated from operations — During the nine months ended September 30, 2012, we generated approximately $67.3 million from operations of our real properties and income from debt related investments.

•	Proceeds from the Class E DRIP Offering — During the nine months ended September 30, 2012, we received approximately $26.4 million in proceeds from the Class E DRIP Offering.

•

Proceeds from other offerings of equity securities —On July 12, 2012, we commenced the Offering, which consists of the offer and sale of up to $3,000,000,000 of our shares of common stock, of which $2,250,000,000 of shares are expected to be offered to the public in a primary offering and $750,000,000 of shares are expected to be offered to our stockholders pursuant to an amended and restated distribution reinvestment plan (subject to our right to reallocate such amounts). In the Offering, we are offering to the public three new classes of shares: Class A shares, Class W shares and Class I shares. We cannot provide assurance that this offering will be successful.

•

Proceeds from sales of existing investments — During the nine months ended September 30, 2012, we sold two operating properties for approximately $10.8 million. In addition, during that period one of our debt related investments with a principal balance of $3.7 million was repaid to us in full. Also during the nine months ended September 30, 2012, we disposed of an office property held through a joint venture in which we owned a 90.0% interest in the property through a consolidated subsidiary. Our consolidated subsidiary transferred the property which had a net basis of approximately $22.6 million, to the mortgage note lender under a deed-in-lieu of foreclosure of the related outstanding loan balance of $46.5 million at the time of transfer.

•

The issuance and assumption of debt obligations — During the nine months ended September 30, 2012, we assumed the mortgage related to an office property in the Dallas, Texas market with a principal balance of approximately $179.8 million. Additionally, during the nine months ended September 30, 2012, we borrowed approximately $96.5 million under our repurchase facilities and a net $55 million under the Line of Credit. A subset of our existing portfolio is unencumbered by debt obligations as of September 30, 2012.

We believe that our existing cash balance, cash generated from operations, proceeds from our Public Offerings and our ability to sell investments and to issue debt obligations, remains adequate to meet our expected capital obligations for the next twelve months. Maintaining a strong balance sheet remains critical in the current market to position us well to preserve the value of our portfolio and to take advantage of investment opportunities.

Net Asset Value Calculation

In connection with the Offering, our board of directors, including a majority of our independent directors, adopted valuation procedures that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV on a daily basis. One fundamental element of the valuation process, the valuation of our real property portfolio, is managed by Altus Group U.S., Inc., an independent valuation firm (“the Independent Valuation Firm”) approved by our board of directors, including a majority of our independent directors. See Part II, Item 5 of this Quarterly Report on Form 10-Q for a description of our valuation procedures, including important disclosure regarding real property valuations provided by the Independent Valuation Firm.

The following table sets forth the components of NAV for the Company as of September 30, 2012 and June 30, 2012 (amounts in thousands except per share information). As used below, “fund interests” means our Class E shares, Class A shares, Class W shares, and Class I shares, along with the Class E OP Units held by third parties, and “Aggregate fund NAV” means the NAV of all of the fund interests.

	NAV Figures as of September 30, 2012 (1)	NAV Figures as of June 30, 2012 (1)
Real properties	$2,714,295	$2,756,766
Debt related investments	206,527	202,074
Cash and other assets, net of other liabilities	7,808	16,050
Debt obligations	(1,623,540)	(1,636,719)
Outside investor’s interests	(18,782)	(22,247)

Aggregate fund NAV	$1,286,308	$1,315,924
Total fund interests outstanding	193,709	196,755
NAV per fund interest	$6.64	$6.69

(1)	When the fair value of our real estate assets is calculated for the purposes of determining our NAV per share, the calculation is done using the fair value methodologies detailed within the FASB Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). However, our valuation procedures and our NAV are not subject to accounting principles generally accepted in the United States (“GAAP”) and will not be subject to independent audit. In the determination of our NAV, the value of certain of our assets and liabilities are generally determined based on their carrying amounts under GAAP; however, those principles are generally based upon historic cost and therefore may not be determined in accordance with ASC Topic 820. Readers should refer to our audited financial statements for our net book value determined in accordance with GAAP from which one can derive our net book value per share by dividing our stockholders’ equity by shares of our common stock outstanding as of the date of measurement.

Our valuation policies, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from net book value on a GAAP basis. Most significantly, the valuation of our real estate assets, which is the largest component of our NAV calculation, will be provided to us by the Independent Valuation Firm on a daily basis. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Other examples that will cause our NAV to differ from our GAAP net book value, include the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV, and, for purposes of determining our NAV, the assumption of a value of zero in certain instances where the balance of a loan exceeds the value of the underlying real estate properties, where GAAP net book value would reflect a negative equity value for such real estate properties, even if such loans are non-recourse. Third party appraisers may value our individual real estate assets using appraisal standards that deviate from market value standards under GAAP. The use of such appraisal standards may cause our NAV to deviate from GAAP fair value principles. We did not develop our valuation policies and procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP.

We include no discounts to our NAV for the illiquid nature of our shares, including the limitations on your ability to redeem shares under our share redemption program and our ability to suspend or terminate our share redemption program at any time. Our NAV does not consider exit costs (e.g. selling costs and commissions related to the sale of a property) that would likely be incurred if our assets and liabilities were liquidated or sold. While we may use market pricing concepts to value individual components of our NAV, our per share NAV is not derived from the market pricing information of open-end real estate funds listed on stock exchanges.

Please note that our NAV is not a representation, warranty or guarantee that: (1) we would fully realize our NAV upon a sale of our assets; (2) shares of our common stock would trade at our per share NAV on a national securities exchange; and (3) a stockholder would be able to realize the per share NAV if such stockholder attempted to sell his or her shares to a third party.

The September 30, 2012 valuation for our real properties was provided by the Independent Valuation Firm in accordance with our valuation procedures and determined starting with the appraised value. The valuation of $2.71 billion compares to a GAAP basis of real properties (before accumulated amortization and depreciation) of $2.69 billion, representing an increase of approximately $21.4 million or 0.8%. Certain key assumptions that were used by our Independent Valuation Firm in the discounted cash flow analysis are set forth in the following table based on weighted averages by property type.

	Retail	Office	Industrial	Weighted Average Basis
Exit capitalization rate	6.98%	7.20%	7.34%	7.17%
Discount rate / internal rate of return (“IRR”)	7.50%	7.87%	8.13%	7.81%
Annual market rent growth rate	2.99%	3.47%	3.04%	3.29%
Average holding period	10.1	10.3	10.2	10.2

A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, an increase in the weighted-average annual discount rate/IRR and the exit capitalization rate of 0.25% would reduce the value of our real properties by approximately 1.81% and 1.90%, respectively.

The following table sets forth the quarterly changes to the components of NAV for the company and the reconciliation of NAV changes for each class of shares (amounts in thousands, except per share information):

	Total	Class E Common Stock	Class E OP Units	Class A		Class W		Class I
NAV as of June 30, 2012	$1,315,924	$1,214,006	$101,918	$—		$—		$—

Fund level changes to NAV
Realized/unrealized gains (losses) on net assets	(8,144)	(7,523)	(621)	*		*		*
Income accrual	27,316	25,222	2,094	*		*		*
Net dividend accrual	(24,690)	(22,798)	(1,892)	*		*		*
Asset Management and advisory fee	(3,927)	(3,621)	(306)	*		*		*
Performance based fee	—	—	—	—		—		—
Class Specific Changes to NAV
Dealer Manager fee	—	—	—	*		*		*
Distribution fee	—	—	—	*		—		—

NAV as of September 30, 2012 before share sale/redemption activity	$1,306,479	$1,205,286	$101,193	$—		$—		$—

Share sale/redemption activity
Gross proceeds from shares sold (1)	8,798	8,552	—	82		82		82
Payments for shares redeemed	(28,969)	(28,046)	(923)	—		—		—

NAV as of September 30, 2012	$1,286,308	$1,185,792	$100,270	$82		$82		$82

Shares outstanding as of June 30, 2012	196,755	181,516	15,239	—		—		—
Shares sold (1)	1,315	1,279	—	12		12		12
Shares redeemed	(4,361)	(4,223)	(138)	—		—		—

Shares outstanding as of September 30, 2012	193,709	178,572	15,101	12		12		12

NAV per share share as of June 30, 2012		$6.69	$6.69	$6.69	(2)	$6.69	(2)	$6.69	(2)
Change in NAV per share		(0.05)	(0.05)	(0.05)		(0.05)		(0.05)

NAV per share as of September 30, 2012		$6.64	$6.64	$6.64		$6.64		$6.64

*	Immaterial amounts less than $500 are included in this figure.
(1)	As further described in Part II, Item 2 of this Quarterly Report on Form 10-Q, on September 28, 2012, we issued to each of 125 separate investors the following: 99 Class A shares of common stock, 99 Class W shares of common stock and 99 Class I shares of common stock.
(2)	Prior to issuing the first Class A shares, Class W shares and Class I shares on September 28, 2012, we deemed the NAV per share for Class A, Class W, and Class I shares to equal that of Class E shares.

Significant Transactions During the Nine Months Ended September 30, 2012

Mezzanine Loan Foreclosure

During the nine months ended September 30, 2012, we became the 100% owner of the titleholder of a 1.5 million square foot office property in the Dallas, Texas market (“Comerica Bank Tower”) as a result of our foreclosure of a non-performing mezzanine loan for which such ownership interest had served as collateral. Based on our provisional valuation of the acquired assets and liabilities, as of September 30, 2012, we have consolidated approximately $122.4 million in land, building and improvements, and intangible lease assets, net of intangible lease liabilities, and approximately $123.9 million in mortgage notes, which is carried at fair value.

Repayment of Mortgage Notes

During the nine months ended September 30, 2012, we repaid mortgage note borrowings of approximately $64.7 million. The notes were secured by 10 of our retail properties located in the New England market and one industrial property located in the Louisville, KY market. The repayments included collateral release payments. The notes were originally scheduled to mature in 2012 and 2016.

Also during the nine months ended September 30, 2012, we repurchased and effectively retired one mortgage note borrowing secured by an office property in the Minneapolis, Minnesota market with an outstanding balance of approximately $14.5 million.

Additionally, during the nine months ended September 30, 2012, we transferred an office property comprising 427,000 net rentable square feet in five buildings located in the Silicon Valley, CA market to the mortgage note lender under a deed-in-lieu of foreclosure of the related loan balance of $46.5 million, which was scheduled to mature in 2012. We held the property through a joint venture in which we owned a 90.0% interest in the property through a consolidated subsidiary and were not the managing partner. The property had a net basis of approximately $22.6 million (after depreciation, amortization, a $23.5 million impairment charge which we recorded during the fourth quarter of 2011) at the time of the transfer.

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

The following unaudited table presents a reconciliation of FFO to net income (loss) for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands, except per share information).

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2012	2011	2012	2011
Reconciliation of net earnings to FFO:
Net income (loss) attributable to common stockholders	$9,264	$(5,783)	$(8,095)	$(23,807)
Add (deduct) NAREIT-defined adjustments:
Depreciation and amortization expense	32,561	29,638	96,434	89,052
Reconciling items attributable to discontinued operations:
Gain on disposition of real property	(19,615)	(4,070)	(21,144)	(4,070)
Depreciation and amortization expense	101	2,271	836	7,073
Noncontrolling interests’ share of net loss	2,680	(499)	1,130	(1,920)
Noncontrolling interests’ share of FFO	(2,229)	(1,963)	(6,388)	(6,109)

FFO attributable to common shares-basic	22,762	19,594	62,773	60,219
FFO attributable to dilutive OP units	1,890	1,448	5,339	4,441

FFO attributable to common shares-diluted	$24,652	$21,042	$68,112	$64,660

FFO per share-basic and diluted	0.12	0.11	0.34	0.33

Weighted Average Number of Shares Outstanding
Basic	182,427	184,069	182,780	183,884

Diluted	197,574	197,670	198,386	197,442

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

The following unaudited table presents a reconciliation of Company-Defined FFO to FFO for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands, except per share information).

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2012	2011	2012	2011
Reconciliation of FFO to Company-Defined FFO:
FFO attributable to common shares-basic	$22,762	$19,594	$62,773	$60,219
Add (deduct) our adjustments:
Provision for loss on debt related investments	—	3,076	—	5,576
Other-than-temporary impairment and related amortization on securities	—	—	—	3,215
Acquisition-related expenses	—	125	323	608
Loss on derivatives	—	5	19	84
Loss on financing commitments	—	—	3,884	—
Reconciling items attributable to discontinued operations:
Loss on financing commitments	—	—	25	—
Noncontrolling interests’ share of NAREIT-defined FFO	2,229	1,963	6,388	6,109
Noncontrolling interest share of Company-Defined FFO	(2,229)	(2,182)	(6,724)	(6,761)

Company-Defined FFO attributable to common shares-basic	22,762	22,581	66,688	69,050
Company-Defined FFO attributable to dilutive OP units	1,890	1,669	5,676	5,093

Company-Defined FFO attributable to common shares-diluted	$24,652	$24,250	$72,364	$74,143

Company-Defined FFO per share-basic and diluted	0.12	0.12	0.36	0.38

Weighted Average Number of Shares Outstanding
Basic	182,427	184,069	182,780	183,884

Diluted	197,574	197,670	198,386	197,442

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

Our Operating Results

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

The following unaudited table illustrates the changes in rental revenue, rental expenses and net operating income for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. The same store portfolio includes 91 properties acquired prior to January 1, 2011 and owned through September 30, 2012, comprising approximately 17.4 million square feet. A discussion of these changes follows the table (dollar amounts in thousands).

	For the Three Months Ended September 30,
	2012	2011	$ Change	% Change
Revenue
Base rental revenue-same store (1)	$50,110	$50,384	$(274)	-1%
Other rental revenue- same store	10,198	11,611	(1,413)	-12%

Total rental revenue-same store	60,308	61,995	(1,687)	-3%
Rental revenue-2011/2012 acquisitions	7,382	632	6,750	1068%

Total rental revenue	67,690	62,627	5,063	8%
Debt related income	3,019	2,249	770	34%

Total revenue	$70,709	$64,876	$5,833	9%

Rental Expenses
Same store	$13,036	$12,370	$666	5%
2011/2012 acquisitions	3,511	159	3,352	2108%

Total rental expenses	$16,547	$12,529	$4,018	32%

Net Operating Income (2)
Real property - same store	$47,272	$49,625	$(2,353)	-5%
Real property - 2011/2012 acquisitions	3,871	473	3,398	718%
Debt related income	3,019	2,249	770	34%

Total net operating income	$54,162	$52,347	$1,815	3%

(1)	Base rental revenue represents contractual base rental revenue earned by us from our tenants and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above-market intangible lease assets or the amortization of below-market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as expense recovery revenue are included in the line item, referred to as “other rental revenue.”
(2)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “—How We Measure Our Performance—Net Operating Income” above. See also Note 10 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Rental Revenue

Total rental revenue increased for the three months ended September 30, 2012, compared to the same period in 2011, primarily due to additional revenue from the properties acquired subsequent to December 31, 2010, partially offset by declining revenue in our same store portfolio. Our operating portfolio was approximately 91.1% leased as of September 30, 2012, compared to approximately 94.6% as of September 30, 2011.

Same store base rental revenue decreased approximately $274,000 for the three months ended September 30, 2012 compared to the same period in 2011. The decrease comprises a $606,000 decrease in our same store industrial portfolio, partially offset by (i) a $196,000 increase in our same store office portfolio, and (ii) a $136,000 increase in our same store retail portfolio. At the total same store portfolio level, the decrease is due to a 2.4% year-over-year decrease in our average leased square feet (from 95.0% to 92.6%), partially offset by a $0.24 year-over-year increase in our average base rent per leased square foot (from $12.18 to $12.42).

Same store other rental revenue decreased for the three months ended September 30, 2012 compared to the same period in 2011. This decrease was primarily attributable to (i) a decrease in our straight line rent and below market lease adjustments across the same store portfolio, (ii) early lease terminations, and (iii) a decrease in tenant recovery income, which was the result of lower average leased square footage in our same store portfolio.

Debt Related Income

Debt related income increased for the three months ended September 30, 2012, compared to the same period in 2011. The increase is primarily attributable to the investments in debt-related investments of approximately $120.3 million subsequent to September 30, 2011, partially offset by the repayment or foreclosure of approximately $60.2 million in debt related investments subsequent to June 30, 2011, and a deterioration of performance of certain of our subordinated debt investments period over period.

Rental Expenses

Total rental expenses increased for the three months ended September 30, 2012, compared to the same period in 2011, primarily due to 2011 and 2012 acquisitions.

Same store rental expenses increased for the three months ended September 30, 2012, compared to the same period in 2011. This increase is primarily due to an increase in property and real estate taxes compared to the prior period.

Other Operating Expenses

Depreciation and amortization expense: Depreciation and amortization expense increased for the three months ended September 30, 2012, compared to the same period in 2011. This increase is primarily attributable to our acquisition and continued ownership of one additional operating real property subsequent to June 30, 2011.

Asset management and advisory fees: The decrease in asset management and advisory fees from the same period in 2011 is primarily attributable to the revised fee structure pursuant to the amended Advisory Agreement in connection with the effectiveness of the NAV Offering on July 12, 2012.

Provision for loss on debt related investments: Provision for loss on debt related investments was approximately $3.1 million during the three months ended September 30, 2011. We did not record any provision losses during the three months ended September 30, 2012.

Other Income (Expenses)

Interest Expense: Interest expense increased for the three months ended September 30, 2012, compared to the same period in 2011. This increase resulted primarily from additional mortgage note borrowings during the nine months ended September 30, 2012, partially offset by repayments of certain of our borrowings subsequent to June 30, 2011. Interest expense on other secured borrowings increased period over period due to additional borrowings under our repurchase facility. Interest expense on financing obligations decreased due to the conversion of certain tenancy-in-common interests to OP Units. The following table further describes our interest expense by debt obligation, and includes amortization of deferred financing costs, amortization related to our derivatives, and amortization of discounts and premiums, for the three months ended September 30, 2012 and 2011 (amounts in thousands).

	For the Three Months Ended September 30,
	2012	2011
Debt Obligation
Mortgage notes	$21,479	$20,953
Other secured borrowings	1,659	1,004
Financing obligations	300	765
Line of Credit	418	—

Total interest expense	$23,856	$22,722

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

The following unaudited table illustrates the changes in rental revenues, rental expenses and net operating income for the nine months ended September 30, 2012 compared to the Nine months ended September 30, 2011. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. The same store portfolio includes 91 properties acquired prior to January 1, 2011 and owned through September 30, 2012, comprising approximately 17.4 million square feet. A discussion of these changes follows the table (dollar amounts in thousands).

	For the Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Revenue
Base rental revenue-same store (1)	$150,617	$151,356	$(739)	0%
Other rental revenue- same store	30,481	33,627	(3,146)	-9%

Total rental revenue-same store	181,098	184,983	(3,885)	-2%
Rental revenue-2011/2012 acquisitions	17,574	1,388	16,186	1166%

Total rental revenue	198,672	186,371	12,301	7%
Debt related income	6,661	9,665	(3,004)	-31%

Total revenue	$205,333	$196,036	$9,297	5%

Rental Expenses
Same store	$37,113	$38,328	$(1,215)	-3%
2011/2012 acquisitions	8,074	333	7,741	2325%

Total rental expenses	$45,187	$38,661	$6,526	17%

Net Operating Income (2)
Real property - same store	$143,985	$146,655	$(2,670)	-2%
Real property - 2011/2012 acquisitions	9,500	1,055	8,445	800%
Debt related income	6,661	9,665	(3,004)	-31%

Total net operating income	$160,146	$157,375	$2,771	2%

(1)	Base rental revenue represents contractual base rental revenue earned by us from our tenants and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above-market intangible lease assets or the amortization of below-market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as expense recovery revenue are included in the line item, referred to as “other rental revenue.”
(2)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “—How We Measure Our Performance—Net Operating Income” above. See also Note 10 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Rental Revenue

The increase in total rental revenue is primarily attributable to our acquisition and continued ownership of three additional operating real properties subsequent to December 31, 2010, partially offset by declining revenue in our same store portfolio. Our operating portfolio was approximately 91.1% leased as of September 30, 2012, compared to approximately 94.6% as of September 30, 2011.

Same store base rental revenue decreased approximately $739,000 for the nine months ended September 30, 2012 compared to the same period in 2011. The decrease comprises a $1.8 million decrease in our same store industrial portfolio, partially offset by (i) a $635,000 increase in our same store office portfolio, and (ii) a $421,000 increase in our same store retail portfolio. At the total same store portfolio level, the decrease is due to a 1.5% year-over-year decrease in our average leased square feet (from 94.6% to 93.1%), partially offset by a $0.15 year-over-year increase in our average base rent per leased square foot (from $12.23 to $12.38).

Same store other rental revenue decreased for the nine months ended September 30, 2012 compared to the same period in 2011. This decrease was primarily attributable to (i) a decrease in our straight line adjustments across the same store portfolio, (ii) early lease terminations, and (iii) a decrease in tenant recovery income, which was the result of lower average leased square footage in our same store portfolio.

Debt Related Income

Debt related income decreased for the nine months ended September 30, 2012, compared to the same period in 2011. The decrease was primarily attributable to the repayment or foreclosure of approximately $124.9 million in debt related investments subsequent to December 31, 2010, and a deterioration of performance of certain of our subordinated debt investments period over period, partially offset by investments in debt-related investments of approximately $120.3 million during the nine months ended September 30, 2012.

Rental Expenses

Rental expenses increased for the nine months ended September 30, 2012, compared to the same period in 2011. This increase is primarily attributable to our acquisition and continued ownership of three additional operating real properties subsequent to December 31, 2010.

Same store rental expenses decreased for the nine months ended September 30, 2012, compared to the same period in 2011. This decrease is due primarily to (i) severe winter weather in the prior year in the New England and Chicago markets resulting in a decrease in snow removal costs during the nine months ended September 30, 2012 compared to the same period in 2011, and (ii) generally lower expenses due primarily to lower leased square footage rates and cost reduction measures.

Other Operating Expenses

Depreciation and amortization expense: Depreciation and amortization expense increased for the nine months ended September 30, 2012, compared to the same period in 2011. This increase is primarily attributable to our acquisition and continued ownership of three additional operating real properties subsequent to December 31, 2010.

Asset management and advisory fees: The decrease in asset management and advisory fees from the same period in 2011 is primarily attributable to the revised fee structure pursuant to the amended Advisory Agreement in connection with the effectiveness of the NAV Offering on July 12, 2012.

Provision for loss on debt related investments: Provision for loss on debt related investments was approximately $5.6 million during the nine months ended September 30, 2011. We did not record any provision losses during the nine months ended September 30, 2012.

Other-than-temporary impairment on securities: Other-than-temporary impairment on securities was approximately $3.1 million during the nine months ended September 30, 2011. We did not record any impairment of these securities during the nine months ended September 30, 2012.

Other Income (Expenses)

Interest and Other Income: Interest and other income decreased by approximately $766,000, or 65%, for the nine months ended September 30, 2012, compared to the same period in 2011. This decrease is primarily attributable to the continued deterioration in the performance of our CMBS and CRE-CDO securities portfolio.

Interest Expense: Interest expense increased for the nine months ended September 30, 2012, compared to the same period in 2011. This increase resulted primarily from additional borrowings we assumed or incurred subsequent to December 31, 2010, partially offset by the effects of repayments of certain of these obligations. Interest expense on financing obligations decreased due to the conversion of certain tenancy-in-common interests to OP Units. The following table further describes our interest expense by debt obligation, including amortization of deferred financing costs, amortization related to our derivatives, and amortization of discounts and premiums, for the nine months ended September 30, 2012 and 2011 (amounts in thousands).

	For the Nine Months Ended September 30,
	2012	2011
Debt Obligation
Mortgage notes	$63,229	$61,759
Other secured borrowings	3,821	2,988
Financing obligations	898	2,017
Line of Credit	847	—

Total interest expense	$68,795	$66,764

Loss on financing commitments: Loss on financing commitments was approximately $3.9 million for the nine months ended September 30, 2012. This loss resulted primarily from (i) the repurchase of our own debt at a premium, (ii) the reclassification of OCI from losses on hedges upon early repayment of the related debt, and (iii) the accelerated recognition of deferred financing costs related to early repayment of two mortgage notes. We did not record a loss on financing commitments during the nine months ended September 30, 2011.

Liquidity and Capital Resources

Liquidity Outlook

We believe our existing cash balance, our available credit under our Line of Credit, cash from operations, additional proceeds from our Public Offerings, proceeds from the sale of existing investments, and prospective debt or equity issuances will be sufficient to meet our liquidity and capital needs for the foreseeable future, including the next 12 months. Our capital requirements over the next

12 months are anticipated to include, but are not limited to, operating expenses, distribution payments, debt service payments, including debt maturities of approximately $365.3 million, all of which is subject to certain extension options, share redemption payments and acquisitions of real property and debt related investments.

In order to maintain a reasonable level of liquidity for redemptions of Class A, Class W and Class I shares pursuant to our Class A, W and I Share Redemption Program, we intend to generally maintain under normal circumstances the following aggregate allocation to liquid assets: (1) 10% of the aggregate NAV of our outstanding Class A, Class W and Class I shares up to $1 billion of collective Class A, Class W and Class I share NAV, and (2) 5% of the aggregate NAV of our outstanding Class A, Class W and Class I shares in excess of $1 billion of collective Class A, Class W and Class I share NAV. However, our board of directors has the right to modify, suspend or terminate our share redemption program if it deems such action to be in the best interest of our stockholders. As of September 30, 2012, the aggregate NAV of our outstanding Class A, Class W and Class I shares was approximately $247,000.

As of September 30, 2012, we had approximately $58.7 million of cash compared to $128.4 million as of December 31, 2011. The following discussion summarizes the sources and uses of our cash during the nine months ended September 30, 2012, which resulted in the net cash decrease of approximately $69.7 million.

Operating Activities

Net cash provided by operating activities was approximately $67.3 million for the nine months ended September 30, 2012, compared to net cash provided by operating activities of approximately $71.5 million for the same period in 2011. The decrease of $4.2 million was primarily comprised of a decrease in our debt related investment income and changes related to our operating assets and liabilities due to the timing of payments made and received.

Lease Expirations

Our primary source of funding for our property-level operating expenses and debt service payments is rent collected pursuant to our tenant leases. Our properties are generally leased to tenants for terms ranging from three to ten years. As of September 30, 2012, the weighted average remaining term of our leases was approximately 7.9 years, based on contractual remaining base rent, and 4.9 years, based on square footage. As of September 30, 2012, our operating portfolio was approximately 91.1% leased (approximately 93.3% leased, excluding Comerica Bank Tower). The following is a schedule of expiring leases for our consolidated operating properties by annualized base rent and square footage as of September 30, 2012 and assuming no exercise of lease renewal options (dollar amounts and square footage in thousands).

	Lease Expirations
Year	Number of Leases Expiring	Annualized Base Rent (1)%		Square Feet	%
2012 (2)	61	$3,398	1.5%	426	2.4%
2013	79	15,491	6.9%	1,505	8.7%
2014	102	20,569	9.2%	2,420	13.9%
2015	94	19,414	8.7%	2,247	12.9%
2016	57	27,095	12.2%	1,806	10.4%
2017	51	54,130	24.3%	3,202	18.4%
2018	31	6,456	2.9%	1,555	8.9%
2019	32	15,265	6.8%	751	4.3%
2020	31	8,870	4.0%	512	2.9%
2021	13	11,180	5.0%	716	4.1%
Thereafter	54	41,080	18.5%	2,249	13.1%

Total	605	$222,948	100.0%	17,389	100.0%

(1)	Annualized base rent represents the annualized monthly base rent of leases executed as of September 30, 2012.
(2)	Represents the number of leases expiring and annualized base rent for the remainder of 2012. Includes leases that are on a month-to-month basis at annualized amounts.

Investing Activities

Net cash used in investing activities was approximately $34.4 million for the nine months ended September 30, 2012, compared to approximately $8.0 million used in investing activities for the same period in 2011. The $26.4 million difference is primarily due to our investment in 16 debt related investments during the nine months ended September 30, 2012, partially offset by a decrease in real property acquisition activity compared to the prior year.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2012 was approximately $102.6 million and primarily comprised (i) the repayment of mortgage note borrowings, including the repayment of mortgage borrowings of $64.7 million prior to the contractual maturities, and the repurchase of one mortgage note borrowing with an outstanding balance of approximately $14.5 million, (ii) distributions to common stockholders and noncontrolling interests, and (iii) redemptions of common shares and noncontrolling interests, partially offset by borrowings on our Line of Credit and repurchase facilities. Net cash used in financing activities during the same period in 2011 was approximately $95.7 million, primarily comprising (i) the redemption of common shares and noncontrolling interests, (ii) distributions to common stockholders and noncontrolling interest holders, and (iii) scheduled repayment of our mortgage notes.

Debt Maturities

Three of our mortgage notes and one of our repurchase facilities with an aggregate outstanding principal balance as of September 30, 2012 of approximately $310.3 million have initial maturities before January 1, 2014. All of these notes and the repurchase facility have extension options beyond December 31, 2013. These extension options are subject to certain lender covenants and restrictions that we must meet to extend the respective maturity dates. We currently believe that we will qualify for and expect to exercise our extension options. However, we cannot guarantee that we will meet the requirements to extend the notes or repurchase agreement upon initial maturity. In the event that we do not qualify to extend the notes or repurchase facility, we expect to repay them with proceeds from new borrowings.

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

The following table sets forth relationships between the amounts of distributions declared for such period and the amount reported as cash flow from operations in accordance with GAAP for the three and nine months ended September 30, 2012 and 2011 (dollar amounts in thousands).

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2012	% of Total Distributions	September 30, 2011	% of Total Distributions	September 30, 2012	% of Total Distributions	September 30, 2011	% of Total Distributions
Distributions:
Common stock distributions paid in cash	$14,746	59.3%	$16,474	54.9%	$43,098	56.9%	$48,668	53.9%
Other cash distributions (1)	2,077	8.3%	2,392	8.0%	7,209	9.5%	7,501	8.3%

Total cash distributions	$16,823	67.6%	$18,866	62.9%	$50,307	66.4%	$56,169	62.2%
Common stock distributions reinvested in common shares	8,052	32.4%	11,136	37.1%	25,443	33.6%	34,079	37.8%

Total distributions	$24,875	100.0%	$30,002	100.0%	$75,750	100.0%	$90,248	100.0%

Sources of Distributions
Cash flow from operations (2)	$24,857	99.9%	$21,489	71.6%	$67,331	88.9%	$71,525	79.3%
Borrowings (3)	$18	0.1%	$8,513	28.4%	$8,419	11.1%	$18,723	20.7%

(1)	Other cash distributions include distributions declared for OP Units for the respective period, and all distributions made during the period to our joint venture partners that are noncontrolling interest holders.
(2)	Commencing on January 1, 2009, expenses associated with the acquisition of real property, including acquisition fees paid to our Advisor and gains or losses related to the change in fair value of contingent consideration related to the acquisition of real property, are recorded to earnings and as a deduction to our cash from operations. We incurred acquisition-related expenses, net of other gains, of approximately $0 and $125,000 during the three months ended September 30, 2012 and 2011, respectively, and $323,000 and $608,000 during the nine months ended September 30, 2012 and 2011, respectively.
(3)	For purposes of this table, we presented the amounts funded from borrowings by subtracting the amount reported for cash flow from operations in accordance with GAAP from the total amount of distributions declared for such period. Our long-term strategy is to fund the payment of quarterly distributions to investors entirely from our operations. There can be no assurance that we will achieve this strategy.

Redemptions

The following table sets forth relationships between the amount of redemption requests received by us pursuant to our Class E Share Redemption Program, the resulting pro-rata redemption caps, and actual amounts of Class E shares redeemed under the redemption program for each of the last four quarterly periods (share amounts in thousands).

Period	Total Number of Shares Requested	Redemption Cap	Pro-rata Percentage of Redemption Requests Redeemed by Us	Shares Redeemed Pro-rata	Shares Redeemed Pursuant to Death and Disability Puts	Total Number of Shares Redeemed
Q4 2011	11,400	826	7%	810	446	1,256
Q1 2012	11,700	628	5%	628	883	1,511
Q2 2012	12,800	130	1%	130	730	860
Q3 2012	16,800	3,400	20%	3,400	823	4,223

Total	52,700	4,984	9%	4,968	2,882	7,850

We have not yet redeemed any Class A, Class W or Class I shares pursuant to the Class A, W and I Share Redemption Program. See “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q for more information regarding redemptions of shares during the three months ended September 30, 2012.

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

As of September 30, 2012, the outstanding principal balance of variable rate debt investments indexed to LIBOR rates was $78.2 million. If the LIBOR rates relevant to our variable rate debt investments were to decrease 10%, we estimate that our quarterly interest income would decrease by approximately $4,000 based on the LIBOR rates and our outstanding floating-rate debt investments as of September 30, 2012.

As of September 30, 2012, the fair value of our fixed rate debt was $1,203.5 million and the carrying value of our fixed rate debt was $1,178.2 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of September 30, 2012. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of September 30, 2012, we had approximately $444.5 million of variable rate borrowings outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our remaining variable rate borrowings were to increase 10%, we estimate that our quarterly interest expense would increase by approximately $12,000 based on our outstanding floating-rate debt as of September 30, 2012.

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

The following risk factors supplement and/or replace the risk factors disclosed in Item 8.01 of our Current Report on Form 8-K filed with the Commission on July 12, 2012, available at www.sec.gov, which risk factors replaced our risk factors found in Part I, Item IA of our Annual Report on Form 10-K filed with the Commission on March 21, 2012 for the year ended December 31, 2011. Additionally, the risk factors disclosed in Item 8.01 of our Current Report on Form 8-K filed with the Commission on September 4, 2012, available at www.sec.gov, are hereby incorporated by reference.

Valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are estimates of value and may not necessarily correspond to realizable value.

The valuation methodologies used to value our properties and certain real estate-related assets will involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. In addition, we do not undertake to mark to market our debt investments or real estate-related liabilities, but rather these assets and liabilities are generally included in our determination of NAV at an amount determined in accordance with GAAP. As a result, valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are only estimates of value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of the Independent Valuation Firm and other parties involved in the valuation of our assets and liabilities. Further, valuations do not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities can only be determined by negotiation between a willing buyer and seller. Valuations used for determining our NAV will also be made without consideration of the expenses that would be incurred in connection with disposing of assets and liabilities. Therefore, the valuations of our properties, our investments in real estate-related assets and our liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. There will be no retroactive adjustment in the valuation of such assets or liabilities, the price of our shares of common stock, the price we paid to redeem shares of our common stock or NAV-based fees we paid to the Advisor and the Dealer Manager to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price you will pay for Class A, Class W or Class I shares of our common stock in this offering, and the price at which your shares may be redeemed by us pursuant to our share redemption program, are based on our estimated NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.

The NAV per share that we publish may not necessarily reflect changes in our NAV that are not immediately quantifiable.

From time to time, we may experience events with respect to our investments that may have a material impact on our NAV. For example, and not by way of limitation, changes in governmental rules, regulations and fiscal policies, environmental legislation, acts of God, terrorism, social unrest, civil disturbances and major disturbances in financial markets may cause the value of a property to change materially. The NAV per share of each class of our common stock as published on any given day may not reflect such extraordinary events to the extent that their financial impact is not immediately quantifiable. As a result, the NAV per share that we publish may not necessarily reflect changes in our NAV that are not immediately quantifiable, and the NAV per share of each class published after the announcement of a material event may differ significantly from our actual NAV per share for such class until such time as the financial impact is quantified and our NAV is appropriately adjusted in accordance with our valuation procedures. The resulting potential disparity in our NAV may inure to the benefit of redeeming stockholders or non-redeeming stockholders and new purchasers of our common stock, depending on whether our published NAV per share for such class is overstated or understated.

The realizable value of specific properties may change before the value is adjusted by the Independent Valuation Firm and reflected in the calculation of our NAV.

Our valuation procedures generally provide that the Independent Valuation Firm will adjust a real property’s valuation, as necessary, based on known events that have a material impact on the most recent value (adjustments for non-material events may also be made). We will be dependent on our Advisor to be reasonably aware of material events specific to our properties (such as tenant disputes, damage, litigation and environmental issues) that may cause the value of a property to change materially and to promptly notify the Independent Valuation Firm so that the information may be reflected in our real estate portfolio valuation. Events may transpire that, for a period of time, are unknown to us or the Independent Valuation Firm that may affect the value of a property, and until such information becomes known and is processed, the value of such asset may differ from the value used to determine our NAV. In addition, although we may have information that suggests a change in value of a property may have occurred, there may be a delay in the resulting change in value being reflected in our NAV until such information is appropriately reviewed, verified and processed. For example, we may receive an unsolicited offer, from an unrelated third party, to sell one of our assets at a price that is materially different than the price included in our NAV. Or, we may be aware of a new lease, lease expiry, or entering into a contract for capital expenditure. Adjustments generally are made based on events evidenced by proper final documentation. It is possible that an adjustment to the valuation of a property may occur prior to final documentation if the Independent Valuation Firm determines that events warrant adjustments to certain assumptions that materially affect value. However, to the extent that an event has not yet become final based on proper documentation, its impact on the value of the applicable property may not be reflected (or may be only partially reflected) in the calculation of our NAV.

Because we do not mark our debt investments or real estate-related liabilities to market, the realizable value of specific debt investments and liabilities may be higher or lower than the value used in the calculation of our NAV.

We do not undertake to mark to market our debt investments or real estate-related liabilities, but rather these assets and liabilities are generally included in our determination of NAV at an amount determined in accordance with GAAP. As a result, the realizable value of specific debt investments and liabilities used in the calculation of our NAV may be higher or lower than the value that would be derived if such debt investments or liabilities were marked to market. In some cases such difference may be significant. For example, in our Form 10-Q for the third quarter of 2012, we disclosed in the footnotes to our financials that the estimated fair value of our debt liabilities, net of the fair value of our debt investments, was $49.6 million higher than the GAAP carrying balance, meaning that if we used the fair value of our debt rather than the carrying balance, our NAV would have been lower by approximately $49.6 million as of September 30, 2012.

A conflict of interest may arise between our Class E investors and our Class A, Class W and Class I investors.

We do not intend to pursue a “Liquidity Event” with respect to our Class A, Class W and Class I shares within any period of time. A “Liquidity Event” includes, but is not limited to, (a) a listing of our common stock on a national securities exchange (or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock); (b) our sale, merger or other transaction in which our stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; or (c) the sale of all or substantially all of our assets where our stockholders either receive, or have the option to receive, cash or other consideration. Although we will not be precluded from pursuing a Liquidity Event (or series thereof) if our board of directors determines that is in the best interest of our stockholders, we intend to operate as a perpetual-life REIT with respect to Class A, Class W and Class I stockholders. With respect to our Class E shares, our goal is to raise sufficient proceeds in our ongoing primary offering so as to be able to accommodate those holders of Class E shares who would like us to redeem their shares through our Class E share redemption program or through one or more tender offers. However, whether or not we are able to meet this goal, we remain committed to working on liquidity strategies for our existing shareholders within the timeframe originally targeted for the Company. That said, there can be no assurance that we will be successful in achieving liquidity strategies for our Class E stockholders within the targeted timeframe or at all. In any event, our board will seek to act in the best interest of the Company as a whole, taking into consideration all classes of stockholders.

Our different intentions with respect to liquidity strategies for our Class A, Class W and Class I stockholders and our Class E stockholders may, in certain situations, lead to conflicts of interests between the groups of stockholders. In such situations, this may not result in the best course of action for any particular stockholder.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 28, 2012, we issued to each of 125 separate investors the following: 99 Class A shares of common stock, 99 Class W shares of common stock and 99 Class I shares of common stock. The purchase price for all shares was $6.74 per share. In aggregate, the Company issued 37,125 shares for approximately $250,000. Proceeds from this issuance will be used for general corporate purposes. The Company issued these shares of common stock in a private transaction exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

The equity securities described above were offered through H&L Equities, LLC, a registered broker dealer and an affiliate of REIT Funding, LLC. With respect to these equity securities, we paid a fee of approximately $16,000 to REIT Funding, LLC (and reimbursed REIT Funding, LLC for certain expenses). From this fee, REIT Funding, LLC paid a brokerage commission of approximately $13,000 to H&L Equities, LLC.

Share Redemption Program and other redemptions

In connection with the Offering, effective July 12, 2012, we adopted the Class E Share Redemption Program (the “Class E SRP”), which replaces the prior share redemption program for holders of Class E shares. The key changes to the Class E SRP for holders of Class E shares are that (i) redemptions will be effected on the last business day of each quarter at a price equal to the daily NAV per share calculated as of the redemption date, (ii) stockholders may cancel redemption requests in writing or by phone up until 4:00 p.m. (Eastern time) on the last business day of the applicable quarter and (iii) the board of directors now intends to utilize a portion of the proceeds raised in our new offering of Class A, Class W and Class I shares of common stock to enhance liquidity for Class E stockholders under the Class E SRP (although the board of directors may from time to time authorize funds for redemptions of Class E shares in greater or lower amounts, subject to the limits of the Class E SRP). The Class E SRP became effective on September 1, 2012. In connection with the Offering, effective July 12, 2012, we adopted a Class A, W and I Share Redemption Program (“Class AWI SRP”), providing for redemption of Class A, Class W and Class I shares of our common stock. Please see our Current Report on Form 8-K with the Commission on July 12, 2012 and available at www.sec.gov, for additional information.

Pursuant to the Class E SRP, we will not redeem during any consecutive 12-month period more than 5% of the number of Class E shares of common stock outstanding at the beginning of such 12-month period.

Currently, the Class AWI SRP imposes a quarterly cap on the “net redemptions” of each of our Class A, Class W and Class I share classes equal to the amount of shares of such class with an aggregate value (based on the redemption price per share on the day the redemption is effected) of up to 5% of the NAV of such class as of the last day of the previous calendar quarter (the “Quarterly Cap”). We use the term “net redemptions” to mean, for any class and any quarter, the excess of our share redemptions (capital outflows) of such class over the share purchases net of sales commissions (capital inflows) of such class in the Offering. On any business day during a calendar quarter, the maximum amount available for redemptions of any class will be equal to (1) 5% of the NAV of such class of shares, calculated as of the last day of the previous calendar quarter, plus (2) proceeds from sales of new shares of such class in the Offering (including reinvestment of distributions but net of sales commissions) since the beginning of the current calendar quarter, less (3) proceeds paid to redeem shares of such class since the beginning of the current calendar quarter. However, for each future quarter, our board of directors reserves the right to choose whether the Quarterly Cap will be applied to “gross redemptions,” meaning, for any class and any quarter, amounts paid to redeem shares of such class since the beginning of such calendar quarter, or “net redemptions.” Additionally, our board of directors has the right to modify, suspend or terminate our share redemption program if it deems such action to be in the best interest of our stockholders.

In aggregate, for the three months ended September 30, 2012, we redeemed approximately (i) 4.2 million shares of common stock pursuant to the Class E SRP for approximately $28.0 million, as described further in the table below. We did not redeem any Class A, Class W or Class I shares pursuant to the Class AWI SRP during the three months ended September 30, 2012.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Pro-rata Percentage of Redemption Requests Redeemed by Us	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
July 1 - July 31, 2012	3,189	$8.45	1%	3,189	—
August 1 - August 31, 2012	—	—	—	—	—
September 1 - September 30, 2012	4,219,528	6.64	20%	4,219,528	—

Total	4,222,716	$6.64	20%	4,222,716	—

(1)	Redemptions are limited under the Class E SRP and the Class AWI SRP as described above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Amendment to the Operating Partnership Agreement

On November 9, 2012, we entered into an amendment to our Operating Partnership’s Fourth Amended and Restated Operating Partnership Agreement (the “OP Agreement”). The sole change to the OP Agreement was to change the Specified Redemption Date (as defined in the OP Agreement) to mean the last business day of the month of the day that is 45 days after the receipt by us of the Notice of Redemption. The information set forth herein with respect to the amendment does not purport to be complete in scope and is qualified in its entirety by the full text of the amendment, which is filed as Exhibit 10.1 hereto and is incorporated into this report by reference.

Revisions to Valuation Procedures

On November 9, 2012, our board of directors approved a revised set of valuation procedures for our NAV calculation, in order to make certain clarifications. The revised valuation procedures are set forth below.

Valuation Procedures

Our board of directors, including a majority of our independent directors, has adopted valuation procedures that contain a comprehensive set of methodologies to be used in connection with the calculation of our net asset value (“NAV”). The overarching principle of these procedures is to produce an NAV that represents a fair and accurate estimate of the value of our assets or the price that would be received for our assets in an arm’s-length transaction between market participants, less our liabilities. As a public company, we are required to issue financial statements generally based on historical cost in accordance with GAAP as applicable to our financial statements. To calculate our NAV for the purpose of establishing a purchase and redemption price for our shares, we have adopted a model, as explained below, which adjusts the value of certain of our assets from historical cost to fair value. As a result, our NAV may differ from the amount reported as stockholder’s equity on the face of our financial statements prepared in accordance with GAAP. When the fair value of our assets is calculated for the purposes of determining our NAV per share, the calculation is done using the fair value methodologies detailed within the FASB Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. Our NAV may differ from equity reflected on our audited financial statements, even if we are required to adopt a fair value basis of accounting for GAAP financial statement purposes in the future. Furthermore, no rule or regulation requires that we calculate NAV in a certain way. Although we believe our NAV calculation methodologies are consistent with standard industry principles, there is no established practice among public REITs, whether listed or not, for calculating NAV in order to establish a purchase and redemption price. As a result, other public REITs may use different methodologies or assumptions to determine NAV.

Independent Valuation Firm

With the approval of our board of directors, including a majority of our independent directors, we have engaged Altus Group U.S., Inc., an independent valuation firm (the “Independent Valuation Firm”), to serve as our independent valuation firm with respect to the daily valuation of our real property portfolio. Altus Group is a multidisciplinary provider of independent, professional real estate services with a network of over 60 offices in 14 countries worldwide, including Canada, the U.K., Australia, the United States and the Middle East. Altus Group is engaged in the business of valuing commercial real estate properties and is not affiliated with us or the Advisor. The compensation we pay to the Independent Valuation Firm will not be based on the estimated values of our real property portfolio. Our board of directors, including a majority of our independent directors, may replace the Independent Valuation Firm. We will promptly disclose any changes to the identity or role of the Independent Valuation Firm in this prospectus and in reports we publicly file with the Commission.

                The Independent Valuation Firm will discharge its responsibilities in accordance with our real property valuation procedures described below and under the oversight of our board of directors. Our board of directors will not be involved in the day-to-day valuation of the real property portfolio, but will periodically receive and review such information about the valuation of the real property portfolio as it deems necessary to exercise its oversight responsibility. While our Independent Valuation Firm is responsible for providing our real property valuations, our Independent Valuation Firm will not be responsible for or prepare our daily NAV.

At this time, the Independent Valuation Firm is engaged solely to provide our daily real property portfolio valuation and to help us manage the property appraisal process, but it may be engaged to provide additional services, including providing an independent valuation or appraisal of any of our other assets or liabilities (contingent or otherwise), in the future. Our Independent Valuation Firm and its affiliates may from time to time in the future perform other commercial real estate and financial advisory services for our Advisor and its related parties, or in transactions related to the properties that are the subjects of the valuations being performed for us, or otherwise, so long as such other services do not adversely affect the independence of the applicable appraiser as certified in the applicable appraisal report.

Real Property Portfolio Valuation

Daily Valuation Process

The real property portfolio valuation, which is the largest component of our NAV calculation, will be provided to us by the Independent Valuation Firm on a daily basis. The foundation for this valuation will be periodic appraisals, as discussed further below. However, on a daily basis, the Independent Valuation Firm will adjust a real property’s valuation, as necessary, based on known events that have a material impact on the most recent value (adjustments for non-material events may also be made). For example, an unexpected termination or renewal of a material lease, a material change in vacancies, an unanticipated structural or environmental event at a property or material capital market events, among others, may cause the value of a property to change materially. Furthermore, the value of our properties is determined on an unencumbered basis. The effect of property-level debt on our NAV is discussed further below.

Using information derived from a variety of sources including, but not limited to, the property’s most recent appraisal, information from management and other information derived through the Independent Valuation Firm’s database, industry data and other sources, the Independent Valuation Firm will determine the appropriate adjustment to be made to the estimated value of the property based on material events, which may include a change to underlying property fundamentals or cash flows or a change in overall market conditions. The Independent Valuation Firm will collect all reasonably available material information that it deems relevant in valuing our real estate portfolio. The Independent Valuation Firm will rely in part on property-level information provided by the Advisor, including (i) historical and projected operating revenues and expenses of the property; (ii) lease agreements on the property; and (iii) information regarding recent or planned capital expenditures. Upon becoming aware of the occurrence of a material event impacting property-level information, the Advisor will promptly notify the Independent Valuation Firm. Any adjustment to the valuation of a property will be performed as soon as practicable after a determination that a material change with respect to such property has occurred and the financial effects of such change are quantifiable by the Independent Valuation Firm. However, rapidly changing market conditions or material events may not be immediately reflected in our daily NAV. The resulting potential disparity in our NAV may inure to the benefit of redeeming stockholders or non-redeeming stockholders and new purchasers of our common stock, depending on whether our published NAV per share for such class is higher or lower than the adjusted value of our NAV after material events have been considered. Any such daily adjustments will be estimates of the market impact of material events to the appraised value of the property, based on assumptions and judgments that may or may not prove to be correct, and may also be based on limited information readily available at that time. As part of the oversight by our board of directors, on a periodic basis the Independent Valuation Firm will provide our board of directors with reports on its valuation activity.

We expect the primary methodology used to value properties will be the income approach, whereby value is derived by determining the present value of an asset’s stream of future cash flows (for example, discounted cash flow analysis). Consistent with industry practices, the income approach incorporates subjective judgments regarding comparable rental and operating expense data, the capitalization or discount rate, and projections of future rent and expenses based on appropriate evidence. Other methodologies that may also be used to value properties include sales comparisons and replacement cost approaches. Because the property valuations will involve significant professional judgment in the application of both observable and unobservable attributes, the calculated value of our real property assets may differ from their actual realizable value or future appraised value. Because the valuations performed by the Independent Valuation Firm involve subjective judgments and do not reflect transaction costs associated with property dispositions, our daily real estate portfolio valuation may not reflect the liquidation value or net realizable value of our properties.

Each individual appraisal report for our assets (discussed further below) will be addressed solely to our company to assist the Independent Valuation Firm in providing our daily real property portfolio valuation. Our Independent Valuation Firm’s valuation reports will not be addressed to the public and may not be relied upon by any other person to establish an estimated value of our common stock and will not constitute a recommendation to any person to purchase or sell any shares of our common stock. In preparing its valuation reports, our Independent Valuation Firm will not solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of our company.

In conducting its investigation and analyses, our Independent Valuation Firm will take into account customary and accepted financial and commercial procedures and considerations as it deems relevant, which may include, without limitation, the review of documents, materials and information relevant to valuing the property that are provided by us or our Advisor. Although our Independent Valuation Firm may review information supplied or otherwise made available by us or our Advisor for reasonableness, it will assume and rely upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to it by any other party and will not undertake any duty or responsibility to verify independently any of such information. With respect to operating or financial forecasts and other information and data to be provided to or otherwise to be reviewed by or discussed with our Independent Valuation Firm, our Independent Valuation Firm will assume that such forecasts and other information and data were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of our management, board of directors and Advisor, and will rely upon us to advise our Independent Valuation Firm promptly if any material information previously provided becomes inaccurate or was required to be updated during the period of its review.

In performing its analyses, our Independent Valuation Firm will make numerous other assumptions with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond its control and our control, as well as certain factual matters. For example, unless specifically informed to the contrary, our Independent Valuation Firm will assume that we have clear and marketable title to each real estate property valued, that no title defects exist, that improvements were made in accordance with law, that no hazardous materials are present or were present previously, that no deed restrictions exist, and that no changes to zoning ordinances or regulations governing use, density or shape are pending or being considered. Furthermore, our Independent Valuation Firm’s analysis, opinions and conclusions will necessarily be based upon market, economic, financial and other circumstances and conditions existing at or prior to the valuation, and any material change in such circumstances and conditions may affect our Independent Valuation Firm’s analysis and conclusions. Our Independent Valuation Firm’s appraisal reports may contain other assumptions, qualifications and limitations set forth in the respective appraisal reports that qualify the analysis, opinions and conclusions set forth therein.

The analyses to be performed by our Independent Valuation Firm will not address the market value of our common stock. Furthermore, the prices at which our real estate properties may actually be sold could differ from our Independent Valuation Firm’s analyses. Consequently, the analyses contained in our Independent Valuation Firm’s individual valuation reports should not be viewed as being determinative of the value of our common stock.

Property Appraisals

Periodic real property appraisals will serve as the foundation of the Independent Valuation Firm’s daily real property portfolio valuation. Prior to the commencement of this offering, we obtained appraisals on each of our consolidated properties for use in our initial NAV calculation. Each appraisal was obtained not more than one year prior to the commencement of this offering. We have now started to stagger appraisals such that each property within our consolidated real properties will be appraised approximately once every 12 calendar months, and in no event will more than 12 full calendar months pass between appraisals of each of our consolidated real properties. In order to provide a smooth and orderly appraisal process, we will seek to have approximately 1/12th of the portfolio appraised each month, although we may have more or less appraised in a month. The acquisition price of newly acquired properties will serve as our appraised value and thereafter will be part of the appraisal cycle described above such that they are appraised no more than 12 full calendar months after acquisition.

Appraisals will be performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practices, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. Each appraisal must be reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). The Independent Valuation Firm will be involved with the appraisal process, but we currently expect to engage other independent valuation firms (“Appraisal Firms”) to provide appraisals for our properties. Appraisal Firms will be chosen from a list of firms pre-approved by our board of directors, including a majority of our independent directors, based on their qualifications. The Independent Valuation Firm will confirm the reasonableness of the appraisal before reflecting any valuation change in its daily valuation of our real property portfolio. Real estate appraisals will be reported on a free-and-clear basis (for example no mortgage), irrespective of any property-level financing that may be in place. Such property-level financings ultimately are factored in and do reduce our NAV in a manner described in more detail below.

Portfolio Assets, Joint Ventures and Developments

Properties purchased or operated as a portfolio or held in a joint venture that acquires properties over time may be valued as a single asset, which may result in a different value than if they were valued as individual assets. Investments in joint ventures that hold properties will be valued by the Independent Valuation Firm in a manner that is consistent with the procedures described above and approved by our board of directors, including a majority of our independent directors, with the agreed approach taking into account the size of our investment in the joint venture, the assets owned by the joint venture, the terms of the joint venture including any promotional interests, minority discount and control, if applicable, and other relevant factors. Development assets, if any, will be valued at cost plus capital expenditures and will join the appraisal cycle upon the earlier of stabilization or 24 months from substantial completion.

Valuation of Real Estate-Related Assets

Real estate-related assets that we own or may acquire include, among other things, debt and equity interests backed principally by real estate, such as mortgage loans, participations in mortgage loans (i.e., A-Notes and B-Notes), mezzanine loans and publicly traded common and preferred stock of real estate companies. In general, the value of real estate-related assets will be determined in accordance with GAAP and adjusted upon the occurrence of a material event, or in the case of liquid securities, daily, as applicable, thereafter, according to the procedures specified below. Pursuant to our valuation procedures, our board of directors, including a majority of our independent directors, will approve the pricing sources of our real estate-related assets. In general, these sources will be third parties other than our Advisor. However, we may utilize the Advisor as a pricing source if the asset is immaterial or there are no other pricing sources reasonably available, and provided that our board of directors, including a majority of our independent directors, must approve the initial valuation performed by our Advisor and any subsequent material adjustments made by our Advisor. The third-party pricing source may, under certain circumstances, be our Independent Valuation Firm, subject to their acceptance of the additional engagement.

Mortgage Loans, Participations in Mortgage Loans and Mezzanine Loans

Individual investments in mortgages, mortgage participations and mezzanine loans will generally be included in our determination of NAV at an amount determined in accordance with GAAP and adjusted as necessary to reflect impairments.

Private Real Estate-Related Assets

Investments in privately placed debt instruments and securities of real estate-related operating businesses (other than joint ventures), such as real estate development or management companies, will be valued at cost and thereafter will be revalued as determined in good faith by the pricing source. In evaluating the value of our interests in certain commingled investment vehicles (such as private real estate funds), values periodically assigned to such interests by the respective issuers or broker-dealers may be relied upon.

Publicly Traded Real Estate-Related Assets

Publicly traded debt and equity real estate-related securities (such as REIT bonds) that are not restricted as to salability or transferability will be valued daily on the basis of publicly available information. Generally, to the extent the information is available, such securities will be valued at the last trade of such securities that was executed at or prior to closing on the valuation day or, in the absence of such trade, the last “bid” price. The value of publicly traded debt and equity real estate-related securities that are restricted as to salability or transferability may be adjusted by the pricing source for a liquidity discount. In determining the amount of such discount, consideration will be given to the nature and length of such restriction and the relative volatility of the market price of the security.

Valuation of Liquid Non-Real Estate-Related Assets

Liquid non-real estate-related assets include credit rated government and corporate debt securities, publicly traded equity securities and cash and cash equivalents. Liquid non-real estate-related assets will be valued daily on the basis of publicly available information.

Valuation of Real Estate-Related Liabilities

Our real estate-related liabilities consist of financing for our portfolio of assets. These liabilities will generally be included in our determination of NAV in accordance with GAAP, however if the loan amount exceeds the value of the underlying real property and the loan is otherwise a non-recourse loan, we will assume a value of zero for purposes of the real property and the loan in the determination of our NAV. Costs and expenses incurred to secure the financing will be amortized over the life of the applicable loan. Unless costs can be specifically identified, we will allocate the financing costs and expenses incurred with obtaining multiple loans that are not directly related to any single loan among the applicable loans, generally pro rata based on the amount of proceeds from each loan.

NAV and NAV per Share Calculation

We are offering to the public three classes of shares of our common stock, Class A shares, Class I shares and Class W shares. Our NAV will be calculated for each of these classes and our Class E shares after the end of each business day that the New York Stock Exchange is open for unrestricted trading by ALPS Fund Services Inc. (“ALPS” or the “NAV Accountant”), a third-party firm approved by our board of directors, including a majority of our independent directors. Our board of directors, including a majority of our independent directors, may replace ALPS with another party, including our Advisor, if it is deemed appropriate to do so.

At the end of each such trading day, before taking into consideration accrued dividends or class-specific expense accruals, any change in the Aggregate Fund NAV (whether an increase or decrease) will be allocated among each class of Fund Interest (i.e., our Class E shares, Class A shares, Class W shares and Class I shares, along with the Class E OP Units held by third parties) based on each class’s relative percentage of the previous Aggregate Fund NAV. Changes in the Aggregate Fund NAV will reflect factors including, but not limited to, unrealized/realized gains (losses) on the value of our real property portfolio, real estate-related assets and liabilities, and daily accruals for income and expenses (including accruals for performance based fees, if any, asset management, dealer manager and distribution fees) and distributions to investors.

Our most significant source of net income is property income. We will accrue estimated income and expenses on a daily basis based on annual budgets as adjusted from time to time to reflect changes in the business throughout the year. For the first month following a property acquisition, we will calculate and accrue portfolio income with respect to such property based on the performance of the property before the acquisition and the contractual arrangements in place at the time of the acquisition, as identified and reviewed through our due diligence and underwriting process in connection with the acquisition. For the purpose of calculating our NAV, all organization and offering costs will reduce NAV as part of our estimated income and expense accrual. On a periodic basis, our income and expense accruals will be adjusted based on information derived from actual operating results.

Our liabilities will be included as part of our NAV calculation generally based on GAAP. We expect that our liabilities will include, without limitation, property-level mortgages, accrued distributions, the fees payable to the Advisor and the Dealer Manager, accounts payable, accrued company-level operating expenses, any company or portfolio-level credit facilities and other liabilities.

Following the calculation and allocation of changes in the Aggregate Fund NAV as described above, NAV for each class will be adjusted for accrued dividends, the distribution fee and the dealer manager fee, to determine the current day’s NAV. Selling commissions, which are paid by purchasers of Class A shares in the primary offering at the time of purchase in addition to the NAV per Class A share, will have no effect on the NAV of any class.

NAV per share for each class is calculated by dividing such class’s NAV at the end of each trading day by the number of shares outstanding for that class on such day.

NAV of our Operating Partnership and OP Units

Because certain fees to the Advisor are based on our Aggregate Fund NAV (i.e., the aggregate NAV of our Class E shares, Class A shares, Class W shares and Class I shares, along with the Class E OP Units held by third parties), our valuation procedures include the following methodology to determine the daily NAV of our Operating Partnership and the OP Units. Our Operating Partnership has four classes of OP Units (Class E, Class A, Class W and Class I) that are each economically equivalent to our corresponding classes of shares (Class E, Class A, Class W and Class I). Accordingly, on each business day, the NAV per Class E OP Unit will equal the NAV per Class E share, the NAV per Class A OP Unit will equal the NAV per Class A share, the NAV per Class W OP Unit will equal the NAV per Class W share and the NAV per Class I OP Unit will equal the NAV per Class I share. The NAV of our Operating Partnership on each business day will equal the sum of the NAVs of each outstanding OP Unit on such business day.

Oversight by our Board of Directors

All parties engaged by us in the calculation of our NAV, including the Advisor, will be subject to the oversight of our board of directors. As part of this process, our Advisor will review the estimates of the values of our real property portfolio and real estate-related assets for consistency with our valuation guidelines and the overall reasonableness of the valuation conclusions, and inform our board of directors of its conclusions. Although our Independent Valuation Firm or other pricing sources may consider any comments received from us or our Advisor to their individual valuations, the final estimated values of our real property portfolio and real estate-related assets will be determined by the Independent Valuation Firm or other pricing source.

Our Independent Valuation Firm will be available to meet with our board of directors to review valuation information, as well as our valuation guidelines and the operation and results of the valuation process generally. Our board of directors will have the right to engage additional valuation firms and pricing sources to review the valuation process or valuations, if deemed appropriate.

Review of and Changes to Our Valuation Procedures

At least once each year our board of directors, including a majority of our independent directors, will review the appropriateness of our valuation procedures. With respect to the valuation of our properties, the Independent Valuation Firm will provide the board of directors with periodic valuation reports. From time to time our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures if it (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (2) otherwise reasonably believes a change is appropriate for the determination of NAV. We will publicly announce material changes to our valuation procedures or the identity or role of the Independent Valuation Firm.

Limitations on the Calculation of NAV

The overarching principle of our NAV calculation procedures is to produce a NAV that represents a fair and accurate estimate of the value of our assets or the price that would be received for our assets in an arm’s-length transaction between market participants, less our liabilities. However, the largest component of our NAV consists of real property investments and, as with any real estate valuation protocol, each property valuation will be based on a number of judgments, assumptions or opinions about future events that may or may not prove to be correct. The use of different judgments, assumptions or opinions would likely result in a different estimate of the value of our real property investments. Although the methodologies contained in the valuation procedures will be designed to operate reliably within a wide variety of circumstances, it is possible that in certain unanticipated situations or after the occurrence of certain extraordinary events (such as a terrorist attack or an act of nature), our ability to implement and coordinate our NAV procedures may be impaired or delayed, including in circumstances where there is a delay in accessing or receiving information from vendors or other reporting agents. Our board of directors may suspend the offering and the redemption program if it determines that the calculation of NAV may be materially incorrect or there is a condition that restricts the valuation of a material portion of our assets.

ITEM 6.	EXHIBITS

3.1	Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed March 21, 2012

3.2	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.3	Articles Supplementary (Class A shares), incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.4	Articles Supplementary (Class W shares), incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.5	Articles Supplementary (Class I shares), incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.6	Third Amendment and Restated Bylaws, incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K, filed July 12, 2012

4.1	Fourth Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed July 12, 2012

4.2	Class E Share Redemption Program, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed July 12, 2012

4.3	Class A, W and I Share Redemption Program, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed July 12, 2012

4.4	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K, filed March 21, 2012

10.1	Amendment No. 1 to the Fourth Amended and Restated Limited Partnership Agreement of Dividend Capital Total Realty Operating Partnership LP*

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Consent of Altus Group U.S., Inc.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

Date: November 13, 2012	/s/ GUY M. ARNOLD
Guy M. Arnold President

Date: November 13, 2012	/s/ M. KIRK SCOTT
M. Kirk Scott Chief Financial Officer and Treasurer