Form 10-K
period 2012-12-31
Dividend Capital Diversified Property Fund Inc.
filed 2013-03-19
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Title of each class

Unclassified Shares of Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no established market for the Registrant’s shares of common stock. On July 12, 2012, the Registrant began publishing a daily net asset value (“NAV”), based on procedures and methodologies established by its board of directors, with an initial NAV on July 12, 2012 of $6.69 per share for each of its Class E, Class A, Class W and Class I classes of common stock. As of December 31, 2012, the daily NAV was $6.70 per share for each of its Class E, Class A, Class W and Class I classes of common stock.

There were approximately 181,515,800 outstanding shares of Class E common stock, and no outstanding shares of Class A, Class W or Class I common stock, held by non-affiliates as of June 29, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of March 13, 2013, 178,903,629 shares of Class E common stock, 12,375 shares of Class A common stock, 12,375 shares of Class W common stock, and 12,375 shares of Class I common stock of the Registrant, each with a par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders, which we will file no later than April 30, 2013, are incorporated by reference in Part III.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2012

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Such forward-looking statements relate to, without limitation, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), other developments and trends of the real estate industry, business strategies, and the expansion and growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

•	our ability to effectively raise and deploy proceeds from our ongoing public offering of Class A, Class W and Class I shares;

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

We believe we have operated in such a manner to qualify as a real estate investment trust (“REIT”) for federal income tax purposes, commencing with the taxable year ended December 31, 2006, when we first elected REIT status. We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through our operating partnership, Dividend Capital Total Realty Operating Partnership, LP (our “Operating Partnership”). Furthermore, our Operating Partnership wholly owns a taxable REIT subsidiary, DCTRT Leasing Corp. (the “TRS”), through which we execute certain business transactions that might otherwise have an adverse impact on our status as a REIT if such business transactions were to occur directly or indirectly through our Operating Partnership.

The Advisor

We are managed by Dividend Capital Total Advisors LLC, or the “Advisor.” Our Advisor was formed as a Delaware limited liability company in April 2005. Subject to oversight by our board of directors, we rely on the Advisor to manage our day-to-day activities and to implement our investment strategy. In addition, subject to the oversight, review and approval of our board of directors, the Advisor undertakes to, among other things, research, identify, review and make investments in and dispositions of real property and real estate-related investments on our behalf consistent with our investment policies and objectives. The Advisor performs its duties and responsibilities under an advisory agreement with us (the “Advisory Agreement”) as a fiduciary of ours and our stockholders. The term of the Advisory Agreement is for one year, subject to renewals by our board of directors for an unlimited number of successive one-year periods. The current term of the Advisory Agreement expires on July 12, 2013. Our officers and our interested directors are all employees of an affiliate of the Advisor.

Our Offerings

On July 12, 2012, we commenced an ongoing public offering of Class A, Class W and Class I shares of our common stock pursuant to our Registration Statement on Form S-11 (Registration Number 333-175989). Immediately thereafter, we changed our name from Dividend Capital Total Realty Trust Inc. to Dividend Capital Diversified Property Fund Inc. The Registration Statement applies to the offer and sale of up to $3,000,000,000 of our shares of common stock, of which $2,250,000,000 of shares are expected to be offered to the public in a primary offering and $750,000,000 of shares are expected to be offered to our stockholders pursuant to an amended and restated distribution reinvestment plan (subject to our right to reallocate such amounts). In the offering, we are offering to the public three classes of shares: Class A shares, Class W shares and Class I shares with net asset value (“NAV”) based pricing. See Part II, Item 5 and Exhibit 99.1 of this Annual Report on Form 10-K for a description of our valuation procedures and valuation components, including important disclosure regarding real property valuations provided by Altus Group U.S., Inc., an independent valuation firm (“the Independent Valuation Firm”). We are offering to sell any combination of Class A shares, Class W shares and Class I shares with a dollar value up to the maximum offering amount.

Dividend Capital Securities LLC, which we refer to as the “Dealer Manager,” is distributing the shares of our common stock in the Class A, Class W and Class I offering on a “best efforts” basis. The Dealer Manager is an entity related to the Advisor and is a member of the Financial Industry Regulatory Authority, Inc., or FINRA.

The Dealer Manager coordinates our distribution effort and manages our relationships with participating broker-dealers and financial advisors and provides assistance in connection with compliance matters relating to marketing the offering.

We continue to sell shares of our unclassified common stock, which we refer to as “Class E” shares, pursuant to our distribution reinvestment plan offering registered on our Registration Statement on Form S-3 (Registration Number 333-162636).

As of December 31, 2012, we had raised approximately $1.6 billion in net proceeds from public and private offerings of common stock and OP Units (defined below). As of December 31, 2012, we had approximately 178,090,434 Class E shares, 12,375 Class A shares, 12,375 Class W shares, and 12,375 Class I shares outstanding, and our Operating Partnership had outstanding OP Units held by third-party investors representing approximately a 7.4% limited partnership interest.

Our Classes of Common Stock

We have four classes of common stock: Class E, Class A, Class W and Class I shares. The payment of class-specific expenses results in different amounts of distributions being paid with respect to each class of shares. In addition, as a result of the different ongoing fees and expenses allocable to each share class, each share class could have a different NAV per share. If the NAV of our classes are different, then changes to our assets and liabilities that are allocable based on NAV may also be different for each class. Our four classes of common stock also have different rights upon liquidation. In the event of a liquidation event, our assets, or the proceeds therefrom, will be distributed ratably in proportion to the respective NAV for each class until the NAV for each class has been paid. Other than differing allocable fees and expenses and liquidation rights, Class E shares, Class A shares, Class W shares, and Class I shares have identical rights and privileges.

Our Operating Partnership

We own all of our interests in our investments through our Operating Partnership or its subsidiaries. We are the sole general partner of our Operating Partnership. In addition, we have contributed 100% of the proceeds received from our offerings of common stock to our Operating Partnership in exchange for partnership units representing our interest as a limited partner of the Operating Partnership. As of December 31, 2012, we had invested approximately $1.6 billion in the Operating Partnership in exchange for a 92.6% limited partnership interest. We refer to partnership units in the Operating Partnership as “OP Units.” As of December 31, 2012, our Operating Partnership had outstanding OP Units held by third-party investors representing approximately a 7.4% limited partnership interest. These units were issued by the Operating Partnership in connection with its exercise of options to acquire certain tenancy-in-common interests sold to such investors pursuant to private placements previously conducted by the Operating Partnership. The holders of OP Units (other than us) generally have the right to cause the Operating Partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both.

Our Operating Partnership has classes of OP Units that correspond to our four classes of common stock: Class E OP Units, Class A OP Units, Class W OP Units and Class I OP Units. The OP Units held by third parties are all Class E OP Units and are economically equivalent to our Class E shares. Accordingly, for purposes of our NAV procedures described below and the calculation of certain fees to the Advisor, we sometimes consider the OP Units held by third parties as a fifth class of security issued by us. We sometimes refer to our Class E shares, Class A shares, Class W shares and Class I shares, along with the Class E OP Units held by third parties, collectively as “Fund Interests” because they all represent interests held by investors in our Operating Partnership, through which we own all of our investments and conduct all of our operations. We sometimes refer to the NAV of all of the Fund Interests as the “Aggregate Fund NAV.”

Net Asset Value Calculation and Valuation Procedures

Our board of directors, including a majority of our independent directors, has adopted valuation procedures that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. The overarching principle of these procedures is to produce an NAV that represents a fair and accurate estimate of the value of our assets or the price that would be received for our assets in an arm’s-length transaction between market participants, less our liabilities. One fundamental element of the valuation process, the valuation of our real property portfolio, is managed by Altus Group U.S., Inc., an independent valuation firm approved by our board of directors, including a majority of our independent directors. Altus Group is a multidisciplinary provider of independent, professional real estate services with a network of over 60 offices in 14 countries worldwide, including Canada, the U.K., Australia, the United States and the Middle East. Altus Group is engaged in the business of valuing commercial real estate properties and is not affiliated with us or the Advisor.

Our NAV is calculated for each of our share classes after the end of each business day that the New York Stock Exchange is open for unrestricted trading by ALPS Fund Services Inc., a third-party firm approved by our board of directors, including a majority of our independent directors (our “NAV Accountant”). Our NAV is not audited by our independent registered public accounting firm. See Part II, Item 5 and Exhibit 99.1 of this Annual Report on Form 10-K for a more detailed description of our valuation procedures and valuation components, and our NAV as of December 31, 2012.

Our Portfolio

We are currently invested in a diverse portfolio of real properties and real estate-related debt investments. Our investment in real property consists of office, industrial, and retail properties located in North America. As of December 31, 2012, our real property portfolio was approximately 90.0% leased. Additionally, we are invested in certain real estate-related debt investments, including originating and participating in mortgage loans secured by real estate, junior portions of first mortgages on commercial properties (“B-notes”), and mezzanine debt (herein referred to as “debt related investments”).

As of December 31, 2012, we had total gross investments with an estimated fair value of approximately $2.9 billion (calculated in accordance with our valuation policies), comprised of approximately $2.7 billion in gross investments in real property and approximately $187.3 million in net debt related investments.

As of December 31, 2012, we had four reportable operating segments: investments in office real property, investments in industrial real property, investments in retail real property and debt related investments. Operating results from our business segments are discussed further in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Investment Objectives

Our primary investment objectives are:

•	providing current income to our stockholders in the form of quarterly cash distributions;

•	preserving and protecting our stockholders’ capital investments;

•	realizing capital appreciation in our share price from active investment management and asset management; and

•	providing portfolio diversification in the form of multi-asset class investing in direct real estate.

Consistent with these objectives, we seek to consistently distribute a dividend and achieve appreciation of our NAV and to enable stockholders to utilize real estate as an asset class in diversified, long-term investment portfolios. There is no assurance that we will attain our investment objectives. Our charter places numerous limitations on us with respect to the manner in which we may invest our funds. In most cases these limitations cannot be changed unless our charter is amended, with the approval of our stockholders.

Investment Strategy

We believe that we can achieve the investment objectives stated above by executing an investment strategy that provides investors seeking a general real estate allocation with a portfolio of real property and other real estate-related investments that is diversified by property type, geographic region and tenant base. Our Advisor has primary responsibility for implementing our investment strategy and for actively monitoring and managing our overall portfolio to achieve diversification across multiple dimensions including:

•	real properties and real estate-related investments;

•	various real property sectors (such as office, industrial, retail, multifamily, hospitality and others);

•	various geographic markets;

•	diversified tenant profiles and lease terms; and

•	various equity and debt capital structures (including common stock, preferred stock and various forms of debt and other securities).

We believe that most real estate markets are cyclical in nature and, therefore, that a diversified investment strategy may allow us to more effectively deploy capital into sectors and geographies where the underlying investment fundamentals are relatively strong and away from sectors where such fundamentals are relatively weak, thereby improving our ability to optimize investment returns. In addition, we believe that a diversified tenant base, achieved by investing in multiple real property sectors, may mitigate the economic impacts associated with a single tenant or type of tenant potentially defaulting under its lease, particularly since such leases are the primary source of revenue from our real property investments.

Diversification Across Real Estate Investment Types

As of December 31, 2012, our real estate portfolio primarily consists of investments in real property and debt related investments, which comprise approximately 94% and 6%, respectively, of our real estate investments.

Real Property

We generally utilize a long-term buy and hold strategy for investments within our portfolio of real property assets. The majority of our current portfolio consists of primarily “core” or “core-plus” properties that have significant operating histories and existing leases whereby the majority of the total investment return is expected to be derived from current income. In addition, we have invested in a relatively smaller proportion of “value added” opportunities that have arisen in circumstances where we have determined that a real property may be situationally undervalued or where product re-positioning, capital expenditures and/or improved property management may increase cash flows, and where the total investment return is generally expected to have a relatively larger component derived from capital appreciation. As of December 31, 2012, we had invested in a total of 94 operating properties located in 31 geographic markets throughout the United States at a total gross investment amount of approximately $2.8 billion aggregating approximately 19.1 million net rentable square feet. Furthermore, we have also invested in a small number of “opportunistic” real property investments that are either in various stages of development or that have a significant portion of the total investment return derived from capital appreciation.

Debt Related Investments

To date, our debt related investments have consisted primarily of (i) originations of and participations in commercial mortgage loans secured by real estate, (ii) B-notes, and (iii) mezzanine debt and other related investments secured by equity interests in entities that indirectly own real properties. As of December 31, 2012, we had 19 distinct debt related investments secured by real properties (or by equity interests in entities that indirectly own real properties) located in 13 geographic markets with a total net investment amount of approximately $187.3 million.

Diversification Across Real Property Sectors

Through our investments in real properties and debt related investments, we made direct investments, via equity interests and/or joint ventures, in real properties in multiple sectors, including office, industrial, and retail. In the future, we may also invest in multifamily, hospitality, and other real property types.

The chart below describes the diversification of our investment portfolio across real property type. Percentages in the chart correspond to the gross investment amount of real properties, inclusive of the effect of gross intangible lease liabilities and before accumulated depreciation and amortization, as reported on our balance sheet as of December 31, 2012.

Diversification Across Geographic Regions

Through our investments in real property and debt related investments, we also seek diversification across multiple geographic regions primarily located in the United States. The chart below shows the current allocations of our investments across geographic regions within the continental United States, as defined by the National Council of Real Estate Investment Fiduciaries (“NCREIF”), for our operating real property and debt related investments. Percentages in the chart correspond to gross investments as reported on our balance sheet as of December 31, 2012. As of December 31, 2012, our real property investments were geographically diversified across 31 markets throughout eight regions. Our debt related investments are located in seven additional markets resulting in a combined portfolio allocation across 38 markets and eight regions.

To date, and for the foreseeable future, the majority of our real property investments will be made in the United States, although we may also invest in Canada and Mexico, and potentially elsewhere on a limited basis, to the extent opportunities exist that may help us meet our investment objectives.

Diversification Across Tenant Profiles and Lease Terms

We believe that the tenant base that occupies our real property assets is generally stable and well-diversified. As of December 31, 2012, our consolidated operating real properties had leases with approximately 400 tenants. We intend to maintain a well-diversified mix of tenants to limit our exposure to any single tenant or industry. Our diversified investment strategy inherently provides for tenant diversity, and we continue to monitor our exposure relative to our larger tenant industry sectors. The following table describes our top ten tenant industry sectors based on annualized base rent as of December 31, 2012.

Industry Sector	Number of Leases	Annualized Base Rent (1)	% of Annualized Base Rent	Occupied Square Feet	% of Occupied Square Feet
Professional, Scientific and Technical Services	106	$37,076	17.0%	1,955	11.4%
Securities, Commodities, Fin. Inv./Rel. Activites	26	25,177	11.5%	753	4.4%
Food and Beverage Stores	32	22,391	10.3%	1,497	8.7%
Publishing Information (except Internet)	3	17,152	7.9%	431	2.5%
Insurance Carriers and Related Activities	22	10,857	5.0%	727	4.2%
Computer and Electronic Product Manufacturing	6	8,393	3.8%	909	5.3%
Miscellaneous Manufacturing	10	8,162	3.7%	1,174	6.8%
Credit Intermediation and Related Activities	40	7,944	3.6%	331	1.9%
Data Processing, Hosting, and Related Services	5	5,958	2.7%	320	1.9%
Truck Transportation	5	5,850	2.7%	973	5.7%
Other (2)	346	69,338	31.8%	8,115	47.2%

Total	601	218,298	100.0%	17,185	100.0%

(1)	Annualized base rent represents the annualized monthly base rent of executed leases as of December 31, 2012.
(2)	Other industry sectors include 49 additional sectors.

Our properties are generally leased to tenants for the longer term and as of December 31, 2012, the weighted average remaining term of our leases was approximately 8.0 years, based on contractual remaining base rent, and 5.0 years, based on leased square footage. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a schedule of expiring leases for our consolidated operating properties by annualized base rent and square footage as of December 31, 2012.

Tenant Concentration

For the year ended December 31, 2012, with respect to our entire real property and debt related investment portfolio, we did not earn revenues from any single tenant or borrower in excess of 10% of our total revenue. See “Concentration of Credit Risk” in Note 3 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for information regarding the top five tenants as a percentage of consolidated annual base rent and occupied square feet.

Leverage

We use financial leverage to provide additional funds to support our investment activities. As of December 31, 2012, our leverage ratio is approximately 52% of the gross book value of our assets (before accumulated depreciation and amortization), inclusive of property and entity-level debt. Our current leverage target is between 50-60%. Although we will work to maintain the targeted leverage ratio over time, we may change our targeted leverage ratio from time to time. In addition, we may vary from our target leverage ratio from time to time, and there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Our board of directors may from time to time modify our borrowing policy in light of then-current economic conditions, the relative costs of debt and equity capital, the fair values of our properties, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors.

Competition

We believe that the current market for investing in real property and debt related investments is extremely competitive and we continue to see a flight to quality for both equity and debt capital. Higher quality investments located in desirable markets are subject to strong competition. We compete with many different types of companies engaged in real estate investment activities, including other REITs, pension funds and their advisors, foreign investors, bank and insurance company investment accounts, real estate limited partnerships, various forms of banks and specialty finance companies, mutual funds, private equity funds, hedge funds, individuals and other entities. Some of these competitors, including larger REITs, have substantially greater financial and other resources than we do and generally may be able to accept more risk and leverage. They may also possess significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

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

Available Information

This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, as well as any amendments to those reports, and proxy statements that we file with the Securities and Exchange Commission (the “Commission”) are available free of charge as soon as reasonably practicable through our website at http://www.dividendcapitaldiversified.com. The information contained on our website is not incorporated into this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO INVESTING IN SHARES OF OUR COMMON STOCK

There is no public trading market for the shares of our common stock and we do not expect that there will ever be a public trading market for our shares; therefore, your ability to dispose of your shares will likely be limited to redemption by us. If you do sell your shares to us, you may receive less than the price you paid.

There is no public market for the shares of our common stock and we currently have no obligation or plans to apply for listing on any public securities market. Therefore, redemption of shares by us will likely be the only way for you to dispose of your shares. We will redeem shares at a price equal to the NAV per share of the class of shares being redeemed on the date of redemption, and not based on the price at which you initially purchased your shares. We may redeem Class A, Class W or Class I shares if holders of such shares fail to maintain a minimum balance of $2,000 in shares, even if your failure to meet the minimum balance is caused solely by a decline in our NAV. Subject to limited exceptions, shares of Class A, Class W or Class I shares redeemed within 365 days of the date of purchase will be subject to a short-term trading discount equal to 2% of the gross proceeds otherwise payable with respect to the redemption, which will inure indirectly to the benefit of our remaining stockholders. As a result of this and the fact that our NAV will fluctuate, you may receive less than the price you paid for your shares upon redemption by us pursuant to our share redemption programs.

Our ability to redeem your shares may be limited, and our board of directors may modify, suspend or terminate our share redemption programs at any time.

Generally, our Class A, Class W and Class I share redemption program imposes a quarterly cap on net redemptions of each of our Class A, Class W and Class I share classes equal to the amount of shares of such class with an aggregate value (based on the redemption price per share on the day the redemption is effected) of up to 5% of the NAV of such class as of the last day of the previous calendar quarter. Our Class E share redemption program is even more limited, as it generally does not permit redemptions during any consecutive 12-month period in excess of 5% of the number of Class E shares of common stock outstanding at the beginning of such 12-month period. Although we may offer greater liquidity to our Class E stockholders through one or more self tender offers, at this time we only intend to do so if we raise sufficient proceeds in the Class A, Class W and Class I offering (a portion of which is intended to be used to redeem Class E shares, as described in the risk factor below) such that we have sufficient liquidity to reach the redemption volume limit under our Class E share redemption program. If we do not raise significant proceeds in the Class A, Class W and Class I offering, we do not currently expect to reach the redemption volume limit of our Class E share redemption program or conduct self tender offers.

The vast majority of our assets will consist of properties which cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy redemption requests. Our board of directors may modify, suspend or terminate our share redemption programs. As a result, your ability to have your shares redeemed by us may be limited, and our shares should be considered as having only limited liquidity and at times may be illiquid. See Part II, Item 5 “Share Redemption Program and Other Redemptions” for more information.

A portion of the proceeds raised in the Class A, Class W and Class I offering are intended to be used to redeem Class E shares, and such portion of the proceeds may be substantial.

We intend to use a portion of the proceeds from the Class A, Class W and Class I offering to enhance liquidity for our Class E stockholders through our Class E share redemption program. Each calendar quarter we intend to make available for Class E share redemptions an amount equal to (i) funds received from the sale of Class E shares under our distribution reinvestment plan during such calendar quarter, plus (ii) 50% of the difference between (a) the proceeds (net of sales commissions) received by us from the sale of Class A, Class W and Class I shares in any public primary offering and under our distribution reinvestment plan during the most recently completed calendar quarter, and (b) the dollar amount used to redeem Class A, Class W and Class I shares during the most recently completed calendar quarter pursuant to the Class A, Class W and Class I share redemption program, less (iii) funds used for redemptions of Class E shares in the most recently completed quarter in excess of such quarter’s applicable redemption cap due to qualifying death or disability requests of a stockholder during such calendar quarter. However, our board of directors may from time to time authorize funds for redemptions of Class E shares in greater or lower amounts. If we cannot provide this amount of liquidity under our Class E share redemption program due to the program’s volume limitations, our board of directors currently intends to authorize one or more self tender offers for outstanding Class E shares.

Our share redemption program for Class E shares imposes greater restrictions on the amount of Class E shares that can be redeemed in any given quarter, compared with our share redemption program for Class A, Class W, and Class I shares. As a result of such restrictions, coupled with high demand for redemptions, we have honored Class E share redemption requests on a pro rata basis since March 2009, being unable to satisfy all requests. There is significant pent up demand from Class E holders to redeem their shares under our current share redemption program, and we plan to use a portion of the proceeds from the Class A, Class W and Class I offering to satisfy such redemption requests. As a result, we may have fewer offering proceeds available to retire debt or acquire additional properties, which may reduce our liquidity and profitability.

You will not have the opportunity to evaluate future investments we will make with the proceeds raised in our Class A, Class W and Class I offering prior to purchasing shares of our common stock.

We have not identified future investments that we will make with the proceeds of our Class A, Class W and Class I offering. As a result, you will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our future investments prior to purchasing shares of our common stock. You must rely on the Advisor and our board of directors to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. Because you cannot evaluate all of the investments we will make in advance of purchasing shares of our common stock, this additional risk may hinder your ability to achieve your own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

Our Class A, Class W and Class I offering is a “best efforts” offering, and if we are unable to raise substantial funds, we may terminate the offering, suspend or modify our share redemption programs, and pursue alternative business strategies, which may include terminating daily NAV determinations, restoring the terms of our prior advisory agreement, restoring our Advisor’s ownership of an incentive unit in the Operating Partnership and seeking to reclassify our Class A, W, and I shares as Class E shares.

Our Class A, Class W and Class I offering is being made on a “best efforts” basis, whereby the broker-dealers participating in the offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. Although we intend to operate as a perpetual-life REIT with an ongoing offering and share redemption programs, if we are unable to raise substantial funds in our Class A, Class W and Class I offering, our board of directors may decide to terminate the offering, suspend or modify our share redemption programs and pursue alternative business strategies, which may include, without limitation, terminating daily NAV determinations, restoring the terms of our prior advisory agreement with the Advisor (which provided for acquisition fees and other differing fee terms), restoring our Advisor’s ownership of an incentive unit in the Operating Partnership, seeking to reclassify our Class A, W, and I shares as Class E shares (which would be put to a vote of our stockholders voting as a single group rather than on a class-by-class basis) or to redeem Class A, W, and I shares through an issuer tender offer, and pursuing exit strategies to provide liquidity to our stockholders.

Even if we are able to raise substantial funds in our Class A, Class W and Class I offering, investors in our common stock are subject to the risk that our offering, business and operating plans may change.

Although we intend to operate as a perpetual-life REIT with an ongoing offering and share redemption programs, this is not a requirement of our charter. Even if we are able to raise substantial funds in the Class A,

Class W and Class I offering, if circumstances change such that our board of directors believes it is in the best interest of our stockholders to terminate our Class A, Class W and Class I offering or to terminate our share redemption programs, we may do so without stockholder approval. Our board of directors may also change our investment objectives, borrowing policies, or other corporate policies without stockholder approval. In addition, we may change the way our fees and expenses are incurred and allocated to different classes of stockholders if the tax rules applicable to REITs change such that we could do so without adverse tax consequences. Our board of directors may decide that certain significant transactions that require stockholder approval such as dissolution, merger into another entity, consolidation or the sale or other disposition of all or substantially all of our assets, are in the best interests of our stockholders. Holders of all classes of our common stock have equal voting rights with respect to such matters and will vote as a single group rather than on a class-by-class basis. Accordingly, investors in our common stock are subject to the risk that our offering, business and operating plans may change.

Valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are estimates of value and may not necessarily correspond to realizable value.

The valuation methodologies used to value our properties and certain real estate-related assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. In addition, we do not undertake to mark to market our debt investments or real estate-related liabilities, but rather these assets and liabilities are generally included in our determination of NAV at an amount determined in accordance with GAAP. As a result, valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are only estimates of value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of the Independent Valuation Firm and other parties involved in the valuation of our assets and liabilities. Further, valuations do not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities can only be determined by negotiation between a willing buyer and seller. Valuations used for determining our NAV also are made without consideration of the expenses that would be incurred in connection with disposing of assets and liabilities. Therefore, the valuations of our properties, our investments in real estate-related assets and our liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. There will be no retroactive adjustment in the valuation of such assets or liabilities, the price of our shares of common stock, the price we paid to redeem shares of our common stock or NAV-based fees we paid to the Advisor and the Dealer Manager to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price you will pay for shares of our common stock in our offerings, and the price at which your shares may be redeemed by us pursuant to our share redemption programs, are based on our estimated NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.

In order to disclose a daily NAV, we are reliant on the parties that we engage for that purpose, in particular the Independent Valuation Firm and the appraisers that we hire to value and appraise our real estate portfolio.

In order to disclose a daily NAV, our board of directors, including a majority of our independent directors, has adopted valuation procedures and caused us to engage independent third parties such as the Independent Valuation Firm, to value our real estate portfolio on a daily basis, and independent appraisal firms, to provide periodic appraisals with respect to our properties. We have also engaged a firm to act as the NAV Accountant and may engage other independent third parties or our Advisor to value other assets or liabilities. Although our board of directors, with the assistance of the Advisor, oversees all of these parties and the reasonableness of their work product, we will not independently verify our NAV or the components thereof, such as the appraised values of our properties. If the parties engaged by us to determine our daily NAV are unable or unwilling to perform their obligations to us, our NAV could be inaccurate or unavailable, and we could decide to suspend our offerings and our share redemption programs.

Our NAV is not subject to GAAP, will not be independently audited and will involve subjective judgments by the Independent Valuation Firm and other parties involved in valuing our assets and liabilities.

Our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. Our NAV may differ from equity (net assets) reflected on our audited financial statements, even if we are required to adopt a fair value basis of accounting for GAAP financial statement purposes. Additionally, we are dependent on our Advisor to be reasonably aware of material events specific to our properties (such as tenant disputes, damage, litigation and environmental issues) that may cause the value of a property to change materially and to promptly notify the Independent Valuation Firm so that the information may be reflected in our real estate portfolio valuation. In addition, the implementation and coordination of our valuation procedures include certain subjective judgments of our Advisor, such as whether the Independent Valuation Firm should be notified of events specific to our properties that could affect their valuations, as well as of the Independent Valuation Firm and other parties we engage, as to whether adjustments to asset and liability valuations are appropriate. Accordingly, you must rely entirely on our board of directors to adopt appropriate valuation procedures and on the Independent Valuation Firm and other parties we engage in order to arrive at our NAV, which may not correspond to realizable value upon a sale of our assets.

No rule, regulation, or industry practice requires that we calculate our NAV in a certain way, and our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures.

There are no existing rules or regulatory bodies that specifically govern the manner in which we calculate our NAV and there is no established practice among public REITs, whether listed or not, for calculating NAV in order to establish a purchase and redemption price. As a result, it is important that you pay particular attention to the specific methodologies and assumptions we use to calculate our NAV, as other public REITs may use different methodologies or assumptions to determine their NAV. In addition, each year our board of directors, including a majority of our independent directors, will review the appropriateness of our valuation procedures and may, at any time, adopt changes to the valuation procedures. For example, we currently do not undertake to mark to market our debt investments or real estate-related liabilities, but rather these assets and liabilities are generally included in our determination of NAV at an amount determined in accordance with GAAP. As a result, the realizable value of specific debt investments and liabilities used in the calculation of our NAV may be higher or lower than the value that would be derived if such debt investments or liabilities were marked to market. In some cases such difference may be significant. Our board of directors may change this or other aspects of our valuation procedures, which changes may have an adverse effect on our NAV and the price at which you may redeem shares under our share redemption programs. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Net Asset Value Calculation” and our valuation procedures attached as Exhibit 99.1 to this Annual Report on Form 10-K for more details regarding our valuation methodologies, assumptions and procedures.

Our NAV per share may suddenly change if the valuations of our properties materially change from prior valuations or the actual operating results materially differ from what we originally budgeted.

It is possible that the annual appraisals of our properties may not be spread evenly throughout the year and may differ from the most recent daily valuation. As such, when these appraisals are reflected in our Independent Valuation Firm’s valuation of our real estate portfolio, there may be a sudden change in our NAV per share for each class of our common stock. In addition, actual operating results may differ from what we originally budgeted, which may cause a sudden increase or decrease in the NAV per share amounts. We accrue estimated income and expenses on a daily basis based on annual budgets as adjusted from time to time to reflect changes in the business throughout the year. On a periodic basis, we adjust the income and expense accruals we estimated to reflect the income and expenses actually earned and incurred. We will not retroactively adjust the NAV per share of each class for any adjustments. Therefore, because actual results from operations may be better or worse than what we previously budgeted, the adjustment to reflect actual operating results may cause the NAV per share for each class of our common stock to increase or decrease.

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

Our valuation procedures generally provide that the Independent Valuation Firm will adjust a real property’s valuation, as necessary, based on known events that have a material impact on the most recent value (adjustments for non-material events may also be made). We are dependent on our Advisor to be reasonably aware of material events specific to our properties (such as tenant disputes, damage, litigation and environmental issues) that may cause the value of a property to change materially and to promptly notify the Independent Valuation Firm so that the information may be reflected in our real estate portfolio valuation. Events may transpire that, for a period of time, are unknown to us or the Independent Valuation Firm that may affect the value of a property, and until such information becomes known and is processed, the value of such asset may differ from the value used to determine our NAV. In addition, although we may have information that suggests a change in value of a property may have occurred, there may be a delay in the resulting change in value being reflected in our NAV until such information is appropriately reviewed, verified and processed. For example, we may receive an unsolicited offer, from an unrelated third party, to sell one of our assets at a price that is materially different than the price included in our NAV. Or, we may be aware of a new lease, lease expiry, or entering into a contract for capital expenditure. Adjustments generally are made based on events evidenced by proper final documentation. It is possible that an adjustment to the valuation of a property may occur prior to final documentation if the Independent Valuation Firm determines that events warrant adjustments to certain assumptions that materially affect value. However, to the extent that an event has not yet become final based on proper documentation, its impact on the value of the applicable property may not be reflected (or may be only partially reflected) in the calculation of our NAV.

Because we generally do not mark our debt investments or real estate-related liabilities to market, the realizable value of specific debt investments and liabilities may be higher or lower than the value used in the calculation of our NAV.

We do not undertake to mark to market our debt investments or real estate-related liabilities, but rather these assets and liabilities are generally included in our determination of NAV at an amount determined in accordance with GAAP. As a result, the realizable value of specific debt investments and liabilities used in the calculation of our NAV may be higher or lower than the value that would be derived if such debt investments or liabilities were marked to market. In some cases such difference may be significant. For example, in Note 9 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for the year ended December 31, 2012, we disclosed that the estimated fair value of our debt liabilities, net of the fair value of our debt investments, was $51.4 million higher than the GAAP carrying balance, meaning that if we used the fair value of our debt rather than the carrying balance, our NAV would have been lower by approximately $51 million as of December 31, 2012.

Due to daily fluctuations in our NAV, the price at which your purchase is executed could be higher than our NAV per share at the time you submit your purchase order, and the price at which your redemption is executed could be lower than our NAV per share at the time you submit your redemption request.

The purchase and redemption price for shares of our common stock will be determined at the end of each business day based on our NAV and will not be based on any established trading price. In our Class A, Class W and Class I offering, each accepted purchase order will be executed at a price equal to our NAV per share for the class of shares being purchased next determined after the purchase order is received in proper form, plus, for Class A shares sold in the primary offering only, any applicable selling commissions. For example, if a purchase order is received in good order on a business day and before the close of business (4:00 p.m. Eastern time) on that day, the purchase order will be executed at a purchase price equal to our NAV per share for the class of shares being purchased determined after the close of business on that day, plus, for Class A shares sold in the primary offering only, any applicable selling commissions. If a purchase order is received in good order on a business day, but after the close of business on that day, the purchase order will be executed at a purchase price equal to our NAV per share for the class of shares being purchased determined after the close of business on the next business day, plus, for Class A shares sold in the primary offering only, any applicable selling commissions. Similarly, redemption requests received in good order will be effected at a redemption price equal to the next-determined NAV per share for the class of shares being redeemed (subject to a 2% short-term trading discount in limited circumstances). As a result of this process, you will not know the purchase or redemption price at the time you submit your purchase order or redemption request. The purchase price per share at which your purchase order is executed could be higher than the NAV per share on the date you submitted your purchase order, and the redemption price per share at which your redemption request is executed could be lower than the NAV per share on the date you submitted your redemption request.

Investors do not have the benefit of an independent due diligence review in connection with our Class A, Class W and Class I offering which increases the risk of your investment.

Because the Advisor and the Dealer Manager are related, investors do not have the benefit of an independent due diligence review and investigation in connection with the Class A, Class W and Class I offering of the type normally performed by an unrelated, independent underwriter in connection with a securities offering. In addition, DLA Piper LLP (US) has acted as counsel to us, the Advisor and the Dealer Manager in connection with the Class A, Class W and Class I offering and, therefore, investors do not have the benefit of a due diligence review that might otherwise be performed by independent counsel. Under applicable legal ethics rules, DLA Piper LLP (US) may be precluded from representing us due to a conflict of interest between us and the Dealer Manager. If any situation arises in which our interests are in conflict with those of the Dealer Manager or its related parties, we would be required to retain additional counsel and may incur additional fees and expenses. The lack of an independent due diligence review and investigation increases the risk of your investment.

Our investors may be at a greater risk of loss than the Advisor because the Advisor has a limited equity investment in us.

As of December 31, 2012, the Advisor has only invested approximately $200,000 in us. Therefore, the Advisor has little exposure to loss. Our investors may be at a greater risk of loss because the Advisor does not have as much to lose from a decrease in the value of our shares.

The availability and timing of cash distributions to you is uncertain.

We currently make and expect to continue to make quarterly distributions to our stockholders. However, the payment of class-specific expenses results in different amounts of distributions being paid with respect to each class of shares. In addition, we bear all expenses incurred in our operations, which reduce the amount of cash available for distribution to our stockholders. Distributions may also be negatively impacted by the failure to deploy our net proceeds on an expeditious basis, the inability to find suitable investments that are not dilutive to our distributions, the poor performance of our investments, an increase in expenses for any reason (including expending funds for redemptions) and due to numerous other factors. Any request by the holders of our OP Units to redeem some or all of their OP Units for cash may also impact the amount of cash available for distribution to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital. We cannot assure you that sufficient cash will be available to make distributions to our stockholders or that the amount of distributions will not either decrease or fail to increase over time. From time to time, we may adjust our distribution level and we may make such an adjustment at any time.

We may have difficulty funding our distributions with funds provided by our operations.

Until recently, all of our distributions had been funded through a combination of both our operations and borrowings. Although our distributions in the fourth quarter of 2012 were fully funded from our operations, in the future we may fund distributions from other sources. Our long-term strategy is to fund the payment of quarterly distributions to our stockholders entirely from our operations over time. However, if we are unsuccessful in investing the capital we raise in our Class A, Class W and Class I offering on an effective and efficient basis, we may be required to continue to fund our quarterly distributions to our stockholders from a combination of our operations and financing activities, which include net proceeds of our Class A, Class W and Class I offering and borrowings (including borrowings secured by our assets). Using certain of these sources may result in a liability to us, which would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for new investments, repayment of debt, share redemptions and other corporate purposes, and potentially reduce your overall return and adversely impact and dilute the value of your investment in shares of our common stock. We may pay distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds.

If we raise substantial offering proceeds in a short period of time, we may not be able to invest all of the net offering proceeds promptly, which may cause our distributions and the long-term returns to our investors to be lower than they otherwise would.

We could suffer from delays in locating suitable investments. The more money we raise in our Class A, Class W and Class I offering, the more difficult it will be to invest the net offering proceeds promptly. Therefore, the large size of our Class A, Class W and Class I offering increases the risk of delays in investing our net offering proceeds. Our reliance on the Advisor to locate suitable investments for us at times when the management of the Advisor is simultaneously seeking to locate suitable investments for other entities sponsored or advised by affiliates of the Advisor could also delay the investment of the proceeds of our Class A, Class W and Class I offering. Delays we encounter in the selection, acquisition and development of income-producing properties would likely negatively affect our NAV, limit our ability to pay distributions to you and reduce your overall returns.

We are required to pay substantial compensation to the Advisor and its affiliates, which may be increased or decreased during our Class A, Class W and Class I offering or future offerings by a majority of our board of directors, including a majority of the independent directors.

Pursuant to our agreements with the Advisor and its affiliates, we are obligated to pay substantial compensation to the Advisor and its affiliates. Subject to limitations in our charter, the fees, compensation, income, expense reimbursements, interests and other payments that we are required to pay to the Advisor and its affiliates may increase or decrease during our Class A, Class W and Class I offering or future offerings if such change is approved by a majority of our board of directors, including a majority of the independent directors. These payments to the Advisor and its affiliates will decrease the amount of cash we have available for operations and new investments and could negatively impact our NAV, our ability to pay distributions and your overall return.

The performance component of the advisory fee is calculated on the basis of the overall non-compounded investment return provided to holders of Fund Interests over a calendar year, so it may not be consistent with the return on your shares.

The performance component of the advisory fee is calculated on the basis of the overall non-compounded investment return provided to holders of Fund Interests (i.e., our Class E shares, Class A shares, Class W shares and Class I shares, along with the Class E OP Units held by third parties) over a calendar year such that the Advisor will receive 25% of the overall return in excess of 6%; provided that in no event will the performance component exceed 10% of the overall return for such year. The overall non-compounded investment return provided to holders of Fund Interests over any applicable period is a dollar amount defined as the product of (i) the amount, if any, by which (A) the sum of (1) the weighted-average distributions per Fund Interest over the applicable period, and (2) the ending weighted average NAV per Fund Interest, exceeds (B) the beginning weighted average NAV per Fund Interest and (ii) the weighted-average number of Fund Interests outstanding during the applicable period. The weighted average NAV per Fund Interest calculated on the last trading day of a calendar year shall be the amount against which changes in weighted average NAV per Fund Interest are measured during the subsequent calendar year. However, the performance component will not be earned on any increase in the weighted average NAV per Fund Interest up to the highest weighted average NAV per Fund Interest on the last business day of any calendar year following the commencement of our daily NAV calculations (currently, $6.70). The foregoing NAV thresholds are subject to adjustment by our board of directors. Therefore, payment of the performance component of the advisory fee (1) is contingent upon the overall return to the holders of Fund Interests exceeding the 6% return, (2) will vary in amount based on our actual performance, (3) cannot cause the overall return to the holders of Fund Interests for the year to be reduced below 6%, and (4) is payable to the Advisor if the overall return to the holders of Fund Interests exceeds the 6% return in a particular calendar year, even if the overall return to the holders of Fund Interests on a cumulative basis over any longer or shorter period has been less than 6% per annum. Additionally, the Advisor will provide us with a waiver of a portion of its fees generally equal to the amount of the performance component that would have been payable with respect to the Class E shares and the Class E OP Units held by third parties until the NAV of such shares or units exceeds $10.00 per share or unit, the benefit of which will be shared among all holders of Fund Interests.

As a result, the performance component is not directly tied to the performance of the shares you purchase, the class of shares you purchase, or the time period during which you own your shares. The performance component may be payable to the Advisor even if the NAV of your shares at the end of the calendar year is below your purchase price, and the thresholds at which increases in NAV count towards the overall return to the holders of Fund Interests are not based on your purchase price. Because of the class-specific expenses consisting of the dealer manager fees and the distribution fees, which differ among classes, we do not expect the overall return of each class of Fund Interests to ever be the same. However, if and when the performance fee is payable, the expense will be allocated among all holders of Fund Interests ratably according to the NAV of their units or shares, regardless of the different returns achieved by different classes of Fund Interests during the year. Further, stockholders who redeem their shares during a given year may redeem their shares at a lower NAV per share as a result of an accrual for the estimated performance component of the advisory fee, even if no performance component is ultimately payable to the Advisor at the end of such calendar year. In addition, if the weighted average NAV per Fund Interest remains above certain threshold levels, the Advisor’s ability to earn the performance fee in any year will not be affected by poor performance in prior years, and the Advisor will not be obligated to return any portion of advisory fees paid based on our subsequent performance.

Payment of fees and expenses to the Advisor, the property manager and the Dealer Manager reduces the cash available for distribution and increases the risk that you will not be able to recover the amount of your investment in our shares.

The Advisor, the property manager (which is an affiliate of our Advisor) and the Dealer Manager perform services for us, including, among other things, the selection and acquisition of our investments, the management of our assets, dispositions of assets, financing of our assets and certain administrative services. We pay the

Advisor, the property manager and the Dealer Manager fees and expense reimbursements for these services, which will reduce the amount of cash available for further investments or distribution to our stockholders.

We are dependent upon the Advisor and its affiliates to conduct our operations and our Class A, Class W and Class I offering; thus, adverse changes in their financial health or our relationship with them could cause our operations to suffer.

We are dependent upon the Advisor and its affiliates to conduct our operations and our Class A, Class W and Class I offering. Thus, adverse changes to our relationship with, or the financial health of, the Advisor and its affiliates, including changes arising from litigation, could hinder their ability to successfully manage our operations and our portfolio of investments.

If we internalize our management functions, the percentage of our outstanding common stock owned by our other stockholders could be reduced, we could incur other significant costs associated with being self-managed, and any internalization could have other adverse effects on our business and financial condition.

At some point in the future, we may consider internalizing the functions performed for us by the Advisor. The method by which we could internalize these functions could take many forms. We may hire our own group of executives and other employees or we may acquire the Advisor or its respective assets, including its existing workforce. Any internalization transaction could result in significant payments to the owners of the Advisor, including in the form of our stock which could reduce the percentage ownership of our then existing stockholders and concentrate ownership in the owner of our Advisor. In addition, there is no assurance that internalizing our management functions will be beneficial to us and our stockholders. For example, we may not realize the perceived benefits because of the costs of being self-managed or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by the Advisor or its affiliates. Internalization transactions have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce our NAV and the amount of funds available for us to invest in real estate assets or to pay distributions.

If we were to internalize our management or if another investment program, whether sponsored by a Dividend Capital affiliated entity or otherwise, hires the employees of the Advisor or its affiliates in connection with its own internalization transaction or otherwise, our ability to conduct our business may be adversely affected.

We rely on persons employed by the Advisor or its affiliates to manage our day-to-day operating and acquisition activities. If we were to effectuate an internalization of the Advisor, we may not be able to retain all of the employees of the Advisor or its affiliates or to maintain relationships with other Dividend Capital affiliated entities. In addition, some of the employees of the Advisor or its affiliates may provide services to one or more other investment programs. These programs or third parties may decide to retain some or all of the key employees in the future. If this occurs, these programs could hire certain of the persons currently employed by the Advisor or its affiliates who are most familiar with our business and operations, thereby potentially adversely impacting our business.

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of your investment in shares of our common stock.

Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets, provided that we may exceed this limit if a higher level of borrowing is approved by a majority of our independent directors. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, could be accompanied by restrictive covenants, and would generally make us subject to the risks associated with leverage. These factors could limit the amount of cash we have available to distribute and could result in a decline in our NAV and in the value of your investment in shares of our common stock.

For the years ended December 31, 2012, 2011 and 2010, we experienced annual net losses and in the future we may experience additional losses that could adversely impact our NAV and our ability to conduct operations, make investments and pay distributions.

For the years ended December 31, 2012, 2011 and 2010, we had respective net losses, as determined in accordance with GAAP, of approximately $22.4 million, $64.6 million and $22.4 million. In the event that we continue to incur net losses in the future, we may have less money available to make investments and pay distributions, and our NAV, financial condition, results of operations, cash flow and ability to service our indebtedness may be adversely impacted.

RISKS RELATED TO CONFLICTS OF INTEREST

Our Advisor faces a conflict of interest because the fees it receives for services performed are based on our NAV, the procedures for which the Advisor will assist our board of directors in developing, overseeing, implementing and coordinating.

The Advisor assists our board of directors in developing, overseeing, implementing and coordinating our NAV procedures. It assists our Independent Valuation Firm in valuing our real property portfolio by providing the firm with property-level information, including (i) historical and projected operating revenues and expenses of the property; (ii) lease agreements on the property; and (iii) the revenues and expenses of the property. Our Independent Valuation Firm assumes and relies upon the accuracy and completeness of all such information, does not undertake any duty or responsibility to verify independently any of such information and relies upon us and our Advisor to advise if any material information previously provided becomes inaccurate or was required to be updated during the period of its review. In addition, the Advisor may have some discretion with respect to valuations of certain assets and liabilities, which could affect our NAV. Because the Advisor is paid fees for its services based on our NAV, the Advisor could be motivated to influence our NAV and NAV procedures such that they result in an NAV exceeding realizable value, due to the impact of higher valuations on the compensation to be received by the Advisor. Our Advisor may also benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a possible reduction in our NAV that would result from a distribution of the proceeds. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock on a given date may not accurately reflect the value of our portfolio, and your shares may be worth less than the purchase price.

Our Advisor’s product specialists may recommend that we enter into transactions with entities that have a relationship or affiliation with them, and our stockholders will not be able to assess our Advisor’s product specialists’ qualifications when deciding whether to make an investment in shares of our common stock.

Our Advisor utilizes third-party and affiliated product specialists to assist in fulfilling its responsibilities to us. The strategic alliances between our Advisor and the product specialists provide, in accordance with industry standards, that the product specialists must adhere to a standard of care of commercial reasonableness when performing services on our behalf. Our Advisor’s product specialists generally do not owe fiduciary duties to us and may have time constraints and other conflicts of interest due to relationships or affiliations they have with other entities. As a result, these product specialists may recommend that we enter into transactions with such entities, in which case we will not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties. Our stockholders will not be able to assess the qualifications of our Advisor’s product specialists when deciding whether to make an investment in shares of our common stock. Therefore, our stockholders may not be able to determine whether our Advisor’s product specialists are sufficiently qualified or otherwise desirable to work with.

Our Advisor’s management personnel and product specialists face conflicts of interest relating to time management and there can be no assurance that our Advisor’s management personnel and product specialists will devote adequate time to our business activities or that our Advisor will be able to hire adequate additional employees.

All of our Advisor’s management personnel, other employees, affiliates and related parties may also provide services to other affiliated entities of our Advisor, including, but not limited to, Industrial Income Trust Inc. (“IIT”) and Industrial Property REIT Inc. (“IPT”). We are not able to estimate the amount of time that such management personnel and product specialists will devote to our business. As a result, certain of our Advisor’s management personnel and product specialists may have conflicts of interest in allocating their time between our business and their other activities which may include advising and managing various other real estate programs and ventures, which may be numerous and may change as programs are closed or new programs are formed. During times of significant activity in other programs and ventures, the time they devote to our business may decline and be less than we would require. There can be no assurance that our Advisor’s affiliates will devote adequate time to our business activities or that our Advisor will be able to hire adequate additional employees to perform the tasks currently being performed by our Advisor’s affiliates should the amount of time devoted to our business activities by such affiliates prove to be insufficient.

Our Advisor and its affiliates, including our officers and two of our directors, face conflicts of interest caused by compensation arrangements with us and other Dividend Capital affiliated entities, which could result in actions that are not in our stockholders’ best interests.

Some of our executive officers, two of our directors and other key personnel are also officers, directors, managers, key personnel and/or holders of an ownership interest in the Advisor, our Dealer Manager, our property manager and/or other entities related to the Advisor. Our Advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence their advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

•

the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the Advisory Agreement, the property management agreement and the agreement with the Dealer Manager;

•

recommendations to our board of directors with respect to developing, overseeing, implementing and coordinating our NAV procedures, or the decision to adjust the value of certain of our assets or liabilities if the Advisor is responsible for valuing them;

•	public offerings of equity by us, which may result in increased advisory fees for the Advisor;

•	competition for tenants from entities sponsored or advised by affiliates of the Advisor that own properties in the same geographic area as us;

•	asset sales, which may allow the Advisor to earn disposition fees and commissions; and

•	investments in assets subject to product specialist agreements with affiliates of the Advisor.

Further, certain advisory fees paid to our Advisor and management and leasing fees paid to the property manager are paid irrespective of the quality of the underlying real estate or property management services during the term of the related agreement. Our Advisor may also be entitled to a disposition fee and a commission upon a property sale, each equal to a percentage of the sales price. These fees and commissions may incentivize our Advisor to recommend the sale of an asset or assets that may not be in our best interests at the time. The premature sale of an asset may add concentration risk to the portfolio or may be at a price lower than if we held the asset. Moreover, our Advisor has considerable discretion with respect to the terms and timing of disposition and leasing transactions. In evaluating investments and other management strategies, the opportunity to earn these fees may lead our Advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as preservation of capital, in order to achieve higher short-term compensation. Considerations relating to compensation to our Advisor and its affiliates from us and other entities sponsored or advised by affiliates of our Advisor could result in decisions that are not in our stockholders’ best interests, which could hurt our ability to pay our stockholders distributions or result in a decline in the value of our stockholders’ investment. Conflicts of interest such as those described above have contributed to stockholder litigation against certain other externally managed REITs that are not affiliated with us or our Advisor.

When considering whether to recommend investments through a joint venture or other co-ownership arrangement, the fee arrangements between our Advisor and the proposed joint venture partner may incentivize our Advisor to recommend investing a greater proportion of our resources in joint venture investments than may be in our stockholders’ best interests.

When we invest in assets through joint ventures or other co-ownership arrangements, our Advisor may, directly or indirectly (including, without limitation, through us or our subsidiaries), receive fees from our joint venture partners and co-owners of our properties for the services our Advisor provides to them with respect to their proportionate interests. Fees received from these joint venture partners or co-owners and paid, directly or indirectly (including without limitation, through us or our subsidiaries), to the Advisor may be more or less than similar fees that we pay to the Advisor pursuant to the Advisory Agreement. Because the Advisor may receive fees from our joint venture partners and co-owners in connection with our joint venture or other co-ownership arrangements, the Advisor may be incentivized to recommend a higher level of investment through joint ventures than may otherwise be in the best interests of our stockholders.

The time and resources that Dividend Capital affiliated entities devote to us may be diverted and we may face additional competition due to the fact that Dividend Capital affiliated entities are not prohibited from raising money for another entity that makes the same types of investments that we target.

Dividend Capital affiliated entities are not prohibited from raising money for another investment entity that makes the same types of investments as those we target. As a result, the time and resources they could devote to us may be diverted. For example, our Dealer Manager is currently involved in other public offerings for other entities sponsored or advised by Dividend Capital affiliated entities, including IIT and IPT. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may also co-invest with any such investment entity. Even though all such co-investments will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with an unrelated third party.

Our Advisor may have conflicting fiduciary obligations if we acquire properties with an entity sponsored or advised by one of its affiliates or other related entities; as a result, in any such transaction we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

Our Advisor may cause us to acquire an interest in a property from, or through a joint venture with, an entity sponsored or advised by one of its affiliates or to dispose of an interest in a property to such an entity. In these circumstances, our Advisor will have a conflict of interest when fulfilling its fiduciary obligation to us. In any such transaction we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

The fees we pay to Dividend Capital affiliated entities in connection with our offerings of securities and in connection with the management of our investments were not determined on an arm’s length basis, and therefore, we do not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

Our Advisor, our Dealer Manager and other of our Advisor’s affiliates have earned and will continue to earn fees, commissions and expense reimbursements from us. The fees, commissions and expense reimbursements paid and to be paid to our Advisor, our Dealer Manager and other of our Advisor’s affiliates for services they provided us in connection with past offerings and in connection with our Class A, Class W and Class I offering were not determined on an arm’s length basis. As a result, the fees have been determined without the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

We may compete with other Dividend Capital affiliated entities or programs sponsored or advised by Dividend Capital affiliated entities, including IIT and IPT, for opportunities to acquire or sell investments, which may have an adverse impact on our operations.

We may compete with other Dividend Capital affiliated entities or programs sponsored or advised by Dividend Capital affiliated entities, including IIT and IPT, for opportunities to acquire, finance or sell certain types of real properties. We may also buy, finance or sell real properties at the same time that other Dividend Capital affiliated entities or programs sponsored or advised by Dividend Capital affiliated entities, including IIT and IPT, are buying, financing or selling properties. In this regard, there is a risk that our Advisor will advise us to purchase a real property that provides lower returns to us than a real property purchased by another Dividend Capital affiliated entity or program sponsored or advised by a Dividend Capital affiliated entity, including IIT and IPT. Certain programs sponsored or advised by Dividend Capital affiliated entities own and/or manage real properties in geographical areas in which we expect to own real properties. Therefore, our real properties may compete for tenants with other real properties owned and/or managed by other programs sponsored or advised by Dividend Capital affiliated entities, including IIT and IPT. Our Advisor may face conflicts of interest when evaluating tenant leasing opportunities for our real properties and other real properties owned and/or managed by programs sponsored or advised by Dividend Capital affiliated entities, including IIT and IPT, and these conflicts of interest may have an adverse impact on our ability to attract and retain tenants.

Programs sponsored or advised by Dividend Capital affiliated entities may be given priority over us with respect to the acquisition of certain types of investments. As a result of our potential competition with these programs, certain investment opportunities that would otherwise be available to us may not in fact be available. For example, subject to changes approved by our board’s Conflicts Resolution Committee, if an investment is equally suitable for each of IIT, IPT and/or us, until such time as all of the proceeds from IIT’s public offerings have been fully invested, IIT has priority over us and IPT with respect to (i) industrial properties located in the U.S. or Mexico and (ii) debt investments related to industrial properties located in the U.S. or Mexico if such debt is intended to provide it with the opportunity to acquire the equity ownership in the underlying industrial asset. In addition, we have priority over IIT and IPT for all other real estate or debt investment opportunities until such time as we are no longer engaged in a public offering and all of the proceeds from our public offerings have been fully invested. After the proceeds from IIT’s public offerings have been fully invested, our Sponsor may propose a new allocation procedure that reflects that IPT intends to invest primarily in industrial real property and related investments, but such procedure may not preclude the allocation of such an investment to IIT or us. One of our independent directors, Mr. Charles Duke, is also an independent director for IIT. If there are any transactions or policies affecting us and IIT, Mr. Duke will recuse himself from making any such decisions for as long as he holds both positions.

We may also compete with other Dividend Capital affiliated entities or programs sponsored or advised by Dividend Capital affiliated entities for opportunities to acquire, finance or sell certain types of debt related investments.

As a result of our potential competition with other Dividend Capital affiliated entities and programs sponsored or advised by Dividend Capital affiliated entities, certain investment opportunities that would otherwise be available to us may not in fact be available. This competition may also result in conflicts of interest that are not resolved in our favor.

We have purchased and may in the future purchase real estate assets from third parties who have existing or previous business relationships with affiliates or other related entities of our Advisor; as a result, in any such transaction, we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

We may purchase assets from third parties that have existing or previous business relationships with affiliates of our Advisor. DCT Industrial, a former program sponsored and advised by affiliates of our Advisor, the officers, directors or employees of such entities and the principals of our Advisor who also perform or have performed services for other Dividend Capital affiliated entities or DCT Industrial may have had or have a conflict in representing our interests in these transactions on the one hand and the interests of such affiliates in preserving or furthering their respective relationships on the other hand. In any such transaction, we will not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

A conflict of interest may arise between our Class E investors and our Class A, Class W and Class I investors.

We do not intend to pursue a “Liquidity Event” with respect to our Class A, Class W and Class I shares within any period of time. A “Liquidity Event” includes, but is not limited to, (a) a listing of our common stock on a national securities exchange (or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock); (b) our sale, merger or other transaction in which our stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; or (c) the sale of all or substantially all of our assets where our stockholders either receive, or have the option to receive, cash or other consideration. Although we will not be precluded from pursuing a Liquidity Event (or series thereof) if our board of directors determines that is in the best interest of our stockholders, we intend to operate as a perpetual-life REIT with respect to Class A, Class W and Class I stockholders. With respect to our Class E shares, our goal is to raise sufficient proceeds in our ongoing primary offering so as to be able to accommodate those holders of Class E shares who would like us to redeem their shares through our Class E share redemption program or through one or more tender offers. However, whether or not we are able to meet this goal, we remain committed to working on liquidity strategies for our existing stockholders within the timeframe originally targeted for the Company. That said, there can be no assurance that we will be successful in achieving liquidity strategies for our Class E stockholders within the targeted timeframe or at all. In any event, our board will seek to act in the best interest of the Company as a whole, taking into consideration all classes of stockholders.

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

We are subject to risks generally incident to the ownership of real estate-related assets, including changes in global, national, regional or local economic, demographic and real estate market conditions, as well as other factors particular to the locations of our investments. A prolonged recession, such as the one experienced recently, and a prolonged recovery period could adversely impact our investments as a result of, among other items, increased tenant defaults under our leases, lower demand for rentable space, as well as potential oversupply of rentable space, each of which could lead to increased concessions, tenant improvement expenditures or reduced rental rates to maintain occupancies. These conditions could also adversely impact the financial condition of the tenants that occupy our real properties and, as a result, their ability to pay us rents.

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

We have recorded impairments of our real properties, significant other-than-temporary impairment charges related to our real estate securities holdings, and provisions for losses on our debt related investments, as a result of such conditions that occurred recently. Please refer to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for additional information. To the extent that there is a general economic slowdown or real estate fundamentals deteriorate, it may have a significant and adverse impact on our revenues, results from operations, financial condition, liquidity, overall business prospects and ultimately our ability to make distributions to our stockholders.

Uncertainty and volatility in the credit markets could affect our ability to obtain debt financing on reasonable terms, or at all, which could reduce the number of properties we may be able to acquire and the amount of cash distributions we can make to our stockholders.

The U.S. and global credit markets recently experienced severe dislocations and liquidity disruptions, which caused volatility in the credit spreads on prospective debt financings and constrained the availability of debt financing due to the reluctance of lenders to offer financing at high leverage ratios. Similar conditions in the future could adversely impact our ability to access additional debt financing on reasonable terms or at all, which may adversely affect investment returns on future acquisitions or our ability to make acquisitions.

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

If interest rates are higher or other financing terms, such as principal amortization, the need for a corporate guaranty, or other terms are not as favorable when we refinance debt or issue new debt, our income could be reduced. To the extent we are unable to refinance debt on reasonable terms, at appropriate times or at all, we may be required to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing securities or borrowing more money.

Economic events that may cause our stockholders to request that we redeem their shares may materially adversely affect our cash flow and our ability to achieve our investment objectives.

Future economic events affecting the U.S. economy generally, or the real estate sector specifically, could cause our stockholders to seek to sell their shares to us pursuant to our share redemption programs. Generally, our Class A, Class W and Class I share redemption program imposes a quarterly cap on net redemptions of our Class A, Class W and Class I share classes equal to the amount of shares of such class with an aggregate value (based on the redemption price per share on the day the redemption is effected) of up to 5% of the NAV of such class as of the last day of the previous calendar quarter. Our Class E share redemption program is even more limited, as it generally does not permit redemptions during any consecutive 12-month period in excess of 5% of the number of Class E shares of common stock outstanding at the beginning of such 12-month period. Even if we are able to satisfy all resulting redemption requests, our cash flow could be materially adversely affected. In addition, if we determine to sell valuable assets to satisfy redemption requests, our ability to achieve our investment objectives, including, without limitation, diversification of our portfolio by property type and location, moderate financial leverage, conservative operating risk and an attractive level of current income, could be materially adversely affected.

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

The failure of any banking institution in which we deposit our funds could have an adverse effect on our results of operations, financial condition and ability to pay distributions to our stockholders.

Currently, the Federal Deposit Insurance Corporation, or FDIC, generally, only insures amounts up to $250,000 per depositor per insured bank. Through its Transaction Account Guarantee Program, or TAGP, the FDIC also provides full deposit insurance coverage for non-interest bearing transaction accounts with participating institutions, regardless of dollar amount, through December 31, 2013.

A small proportion of our cash and cash equivalents, primarily those used to fund property-level working capital needs, are currently held in a combination of FDIC-insured and TAGP-insured bank accounts. The significant majority of our idle cash is currently invested in a combination of AAA-rated money market mutual funds, which in turn are primarily invested in short-term, high credit quality commercial paper, U.S. government funds and Treasury funds. To the extent that we have deposited funds with banking institutions, then if any of such institutions ultimately fail, we would lose the amount of our deposits over the then current FDIC and TAGP insurance limits. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and would likely result in a decline in the value of your investment.

RISKS RELATED TO OUR GENERAL BUSINESS OPERATIONS AND OUR CORPORATE STRUCTURE

We depend on our Advisor and its key personnel; if any of such key personnel were to cease employment with our Advisor, our business could suffer.

Our ability to make distributions and achieve our investment objectives is dependent upon the performance of our Advisor in the acquisition, disposition and management of real properties, and debt related investments, the selection of tenants for our real properties, the determination of any financing arrangements and other factors. In addition, our success depends to a significant degree upon the continued contributions of certain of our Advisor’s key personnel, including John A. Blumberg, Jeffrey L. Johnson, Andrea L. Karp, Richard D. Kincaid, Austin W. Lehr, Lainie P. Minnick, Gregory M. Moran, James R. Mulvihill, Gary M. Reiff, M. Kirk Scott, Jeffrey W. Taylor, Joshua J. Widoff, and Evan H. Zucker, each of whom would be difficult to replace. We currently do not have, nor do we expect to obtain key man life insurance on any of our Advisor’s key personnel. If our Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results and NAV could suffer.

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

Limited partners in the Operating Partnership have the right to vote on certain amendments to the agreement that governs the Operating Partnership, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with our stockholders’ interests. As general partner of the Operating Partnership, we are obligated to act in a manner that is in the best interests of all partners of the Operating Partnership. Circumstances may arise in the future when the interests of limited partners in the Operating Partnership may conflict with the interests of our stockholders. These conflicts may be resolved in a manner stockholders believe is not in their best interests.

We currently own certain co-ownership interests in real property that are subject to certain co-ownership agreements, which may have an adverse effect on our results of operations, relative to if the co-ownership agreements did not exist.

We currently own certain co-ownership interests, specifically in connection with our Operating Partnership’s private placements including tenancy-in-common interests in real property and beneficial interests in specific Delaware statutory trusts, that are subject to certain co-ownership agreements. The co-ownership agreements may limit our ability to encumber, lease, or dispose of our co-ownership interests. Such agreements could affect our ability to turn our investments into cash and could affect cash available for distributions to our stockholders. The co-ownership agreements could also impair our ability to take actions that would otherwise be in the best interests of our stockholders and, therefore, may have an adverse effect on our results of operations and NAV, relative to if the co-ownership agreements did not exist.

The Operating Partnership’s private placements of tenancy-in-common interests in real properties and beneficial interests in specific Delaware statutory trusts could subject us to liabilities from litigation or otherwise.

The Operating Partnership, through DCTRT Leasing Corp., a wholly owned subsidiary, offered undivided tenancy-in-common interests in real properties and beneficial interests in specific Delaware statutory trusts (collectively referred to as “fractional interests”), to accredited investors in private placements exempt from registration under the Securities Act of 1933, as amended. These fractional interests may have served as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code). All of the fractional interests sold to investors pursuant to such private placements are or were 100% master leased by the Operating Partnership or a wholly owned subsidiary thereof, as applicable. Additionally, the Operating Partnership was given a purchase option giving it the right, but not the obligation, to acquire these fractional interests from the investors at a later time in exchange for OP Units (under a prior program administered by the Operating Partnership, such options were granted in the lease itself, and the Operating Partnership continues to hold these options as well). Investors who acquired fractional interests pursuant to such private placements may have done so seeking certain tax benefits that depend on the interpretation of, and compliance with, extremely technical tax laws and regulations. As the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of such transactions, including in the event an investor fails to qualify for any desired tax benefits.

Cash redemptions to holders of OP Units will reduce cash available for distribution to our stockholders or to honor their redemption requests under our share redemption programs.

The holders of OP Units (other than us) generally have the right to cause the Operating Partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both. Our election to redeem OP Units for cash may reduce funds available for distribution to our stockholders or to honor our stockholders’ redemption requests under our share redemption programs.

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

Existing stockholders and new investors purchasing shares of common stock do not have preemptive rights to any shares issued by us in the future. Under our charter, we have authority to issue a total of 1,200,000,000 shares of capital stock. Of the total number of shares of capital stock authorized (a) 1,000,000,000 shares are designated as common stock, 400,000,000 of which are unclassified (however, we refer to them herein as Class E shares to more easily distinguish them from the shares offered in our Class A, Class W and Class I offering), 200,000,000 of which are classified as Class A shares, 200,000,000 of which are classified as Class W shares, 200,000,000 of which are classified as Class I shares and (b) 200,000,000 shares are designated as preferred stock. Our board of directors may amend our charter to increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. We intend to operate as a perpetual-life REIT, and investors will likely experience dilution of their equity investment in us as a result of our ongoing Class A, Class W and Class I offering, including the distribution reinvestment plan, our ongoing Class E distribution reinvestment plan and future public offerings. Investors will also experience dilution if we issue securities in one or more private offerings, issue equity compensation pursuant to our Equity Incentive Plan, issue shares to the Advisor in lieu of cash payments or reimbursements under the Advisory Agreement, or redeem OP Units for shares of common stock. In addition, we may in the future cause the Operating Partnership to issue a substantial number of additional OP Units in order to raise capital, acquire properties, or consummate a merger, business combination or another significant transaction. OP Units may generally be converted into shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Ultimately, any additional issuance by us of equity securities or by the Operating Partnership of OP Units will dilute your indirect interest in the Operating Partnership, through which we own all of our interests in our investments.

We may issue preferred stock or new classes of OP Units, which issuance could adversely affect those stockholders who purchased shares of our common stock in our public offerings.

If we ever created and issued preferred stock or one or more new classes of OP Units with a distribution preference over common stock, payment of any distribution preferences on outstanding preferred stock or OP Units would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled and holders of new classes of OP Units could be entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. Holders of preferred stock or new classes of OP Units could be given other preferential rights, such as preferential redemption rights, that could reduce the amount of funds available for the payment of distributions on our common stock or otherwise negatively affect our common stockholders. In addition, under certain circumstances, the issuance of preferred stock, a new class of OP Units, or a separate class or series of common stock may render more difficult or tend to discourage:

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

If we are viewed as developing underperforming properties, suffer sustained losses on our investments, default on a significant level of loans or experience significant foreclosure of our properties, our reputation could be damaged. Damage to our reputation could make it more difficult to successfully develop or acquire properties in the future and to continue to grow and expand our relationships with our lenders, joint venture partners, tenants and third-party management clients, which could adversely affect our business, financial condition, NAV, results of operations and ability to make distributions.

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

We are dependent on tenants for revenue, and our inability to lease our real properties or to collect rent from our tenants may adversely affect our results of operations, NAV and returns to our stockholders.

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

In addition, our ability to increase our revenues and operating income partially depends on steady growth of demand for the products and services offered by the tenants located in the assets that we own and manage. A drop in demand, as a result of a slowdown in the U.S. and global economy or otherwise, could result in a reduction in tenant performance and consequently, adversely affect our results of operations, NAV and returns to our stockholders. Inflation could also have an adverse effect on consumer spending which could impact our tenants’ sales and, in turn, our percentage rents, where applicable. Conversely, deflation could lead to downward pressure on rents and other sources of income.

If indicators of impairment exist in any of our real properties, for example, we experience negative operating trends such as prolonged vacancies or operating losses, we may not recover some or all of our investment. Please refer to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for historical information regarding our impairments.

Lease payment defaults by tenants could cause us to reduce the amount of distributions to our stockholders and could force us to find an alternative source of funds to make mortgage payments on any mortgage loans. In the event of a tenant default, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our real property. If a lease is terminated, we may be unable to lease the real property for the rent previously received or sell the real property without incurring a loss.

If the market for commercial real estate experiences increased vacancy rates, it could result in lower revenues for us.

Over the past few years, the recent global economic downturn negatively impacted the commercial real estate market in the U.S., particularly in certain large metropolitan areas, and resulted in, among other things, increased tenant defaults under leases, generally lower demand for rentable space, and an oversupply of rentable space, all of which could lead to increased concessions, tenant improvement expenditures or reduced rental rates to maintain occupancies. We believe that the risks associated with our business could be more severe if the economy deteriorates again or if commercial real estate values decline. Our revenues will decline and our NAV and ability to pay distributions will be negatively impacted if our commercial properties experience higher vacancy rates or decline in value.

A real property that incurs a vacancy could be difficult to sell or re-lease.

A real property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of the lease. In addition, certain of the real properties we acquire may have some vacancies at the time of closing. Certain other real properties may be specifically suited to the particular needs of a tenant and such real property may become vacant. Certain of our leases with retail tenants contain provisions giving the particular tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center. These provisions may limit the number and types of prospective tenants interested in leasing space in a particular retail property. Therefore, we may have difficulty obtaining a new tenant for any vacant space we have in our real properties. If the vacancy continues for a long period of time, we would suffer reduced revenues, which could materially and adversely affect our liquidity and NAV, and result in lower cash distributions to our stockholders. In addition, the resale value of the real property could be diminished because the market value may depend principally upon the value of the leases of such real property.

Adverse economic and other conditions in the regions where our assets are located may have a significant adverse impact on our financial results.

A deterioration of general economic or other relevant conditions, changes in governmental laws and regulations, acts of nature, demographics or other factors in any of the states or the geographical region in which our assets are located could result in the loss of a tenant, a decrease in the demand for our properties and a decrease in our revenues from those markets, which in turn may have a disproportionate and material adverse effect on our results of operations and financial condition. In addition, some of our investments are located in areas that are more susceptible to natural disasters, and therefore, our tenants and properties are particularly susceptible to revenue loss, cost increase or damage caused by earthquakes or other severe weather conditions or natural disasters. Any significant loss due to a natural disaster may not be covered by insurance and may lead to an increase in the cost of insurance and expenses for our tenants, or could limit the future availability of such insurance, which could limit our tenants’ ability to satisfy their obligations to us.

In addition, our results of operations depend substantially on our ability to lease the areas available in the assets that we own as well as the price at which we lease such space. Adverse conditions in the regions and specific markets where we operate may reduce our ability to lease our properties, reduce occupancy levels, restrict our ability to increase lease prices and force us to lower lease prices and/or offer tenant incentives. Should our assets fail to generate sufficient revenues for us to meet our obligations, our financial condition and results of operations, as well as our NAV and ability to make distributions, could be adversely affected.

Properties that have significant vacancies, especially value-add or other types of discounted real estate assets, may experience delays in leasing up or could be difficult to sell, which could diminish our return on these properties and the return on your investment.

Our investments in value-add properties or other types of discounted properties, may have significant vacancies at the time of acquisition. If vacancies continue for a prolonged period of time beyond the expected lease-up stage that we anticipate will follow any redevelopment or repositioning efforts, we may suffer reduced revenues, resulting in less cash available for distributions to our stockholders. In addition, the resale value of the property could be diminished because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction on the resale value of a property could also reduce our NAV and the overall return on your investment.

Changes in supply of or demand for similar real properties in a particular area may increase the price of real property assets we seek to purchase or adversely affect the value of the real property assets that we own.

The real estate industry is subject to market forces and we are unable to predict certain market changes including changes in supply of or demand for similar real properties in a particular area. For example, if demand for the types of real property assets in which we seek to invest were to sharply increase or supply of those assets were to sharply decrease, the prices of those assets could rise significantly. Any potential purchase of an overpriced asset could decrease our rate of return on these investments and result in lower operating results and overall returns to our stockholders. Likewise, a sharp increase in supply could adversely affect leasing rates and occupancy, which could lower operating results, our NAV and overall returns to our stockholders.

Actions of our joint venture partners could adversely impact our performance.

We have entered into and may continue to enter into joint ventures with third parties, including entities that are affiliated with our Advisor or entities sponsored or advised by affiliates of our Advisor. We have purchased and developed and may also continue to purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

•	the possibility that our venture partner, co-tenant or partner in an investment might become bankrupt or otherwise be unable to meet its capital contribution obligations;

•	that such venture partner, co-tenant or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals;

•	that such venture partner, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or

•	that actions by such venture partner, co-tenant or partner could adversely affect our reputation, negatively impacting our ability to conduct business.

Actions by a joint venture partner or co-tenant might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing our stockholders’ returns.

Under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached, which might have a negative influence on the joint venture and decrease potential returns to our stockholders. In the event that a venture partner has a right of first refusal to buy out the other partner, it may be unable to finance such a buy-out at that time. It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in a particular property. In addition, to the extent that our venture partner or co-tenant is an affiliate of our Advisor or an entity sponsored or advised by affiliates of our Advisor, certain conflicts of interest will exist.

We compete with numerous other parties or entities for real property investments and tenants, and we may not compete successfully.

We compete with numerous other persons or entities seeking to buy real property assets or to attract tenants to real properties we already own. These persons or entities may have greater experience and financial strength. There is no assurance that we will be able to acquire real property assets or attract tenants on favorable terms, if at all. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential tenants and pressuring us to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our properties. Similarly, the opening of new competing assets near the assets that we own may hinder our ability to renew our existing leases or to lease to new tenants, because the proximity of new competitors may divert existing or new tenants to such competitors. Each of these factors could adversely affect our results of operations, financial condition, NAV and ability to pay distributions to our stockholders.

Delays in the acquisition, development and construction of real properties or debt investments may have adverse effects on portfolio diversification, results of operations and returns to our stockholders.

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

We are subject to litigation that could adversely affect our results of operations

We are a defendant from time to time in lawsuits and/or regulatory proceedings relating to our business. Unfavorable outcomes resulting from such lawsuits and/or regulatory proceedings could adversely impact our business, financial condition, NAV or results of operations.

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

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such real property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Third parties may also sue the owner or operator of a site for damages based on personal injury, natural resources or property damage or other costs, including investigation and clean-up costs resulting from the environmental contamination. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. A property owner who violates environmental laws may be subject to sanctions, which may be enforced by government agencies or, in certain circumstances, private parties. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our real properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our real properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of our real properties, we may be exposed to such costs in connection with such regulations. The cost of defending against environmental claims, of any damages or fines we must pay, of compliance with environmental regulatory requirements or of remediating any contaminated real property could materially and adversely affect our business, lower the value of our assets or results of operations and, consequently, lower our NAV and the amounts available for distribution to our stockholders.

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

All of our properties are subject to a Phase I or similar environmental assessment by independent environmental consultants prior to or in connection with our acquisition of such properties. Phase I assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. Phase I assessments generally include a historical review, a public records review, an investigation of the surveyed site and surrounding properties, and preparation and issuance of a written report, but do not include soil sampling or subsurface investigations and typically do not include an asbestos survey. We cannot give any assurance that an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations taken as a whole, will not currently exist at the time of acquisition or may not arise in the future, with respect to any of our properties. Material environmental conditions, liabilities or compliance concerns may arise after an environmental assessment has been completed. Moreover, there can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability, or that the then current environmental condition of our properties will not be affected by tenants, by the condition of land or operations in the vicinity of such properties (such as releases from underground storage tanks), or by third parties unrelated to us.

The costs associated with complying with the Americans with Disabilities Act may reduce the amount of cash available for distribution to our stockholders.

Investment in real properties may also be subject to the Americans with Disabilities Act of 1990, as amended. Under this act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The act’s requirements could require us to remove access barriers and our failure to comply with the act’s requirements could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the act. We cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. Any monies we use to comply with the act will reduce our NAV and the amount of cash available for distribution to our stockholders.

We may not have funding for future tenant improvements, which may adversely affect the value of our assets, our results of operations and returns to our stockholders.

When a tenant at one of our real properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new tenants, we will be required to expend substantial funds to construct new tenant improvements in the vacated space. We expect to invest the net proceeds from our Class A, Class W and Class I offering in real estate-related investments, and we do not anticipate that we will maintain permanent working capital reserves. We do not currently have an identified funding source to provide funds that may be required in the future for tenant improvements and tenant refurbishments in order to attract new tenants. If we do not establish sufficient reserves for working capital or obtain adequate financing to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our real properties. If we defer such improvements, the applicable real properties may decline in value, and it may be more difficult for us to attract or retain tenants to such real properties or the amount of rent we can charge at such real properties may decrease. We cannot assure our stockholders that we will have any sources of funding available to us for repair or reconstruction of damaged real property in the future.

Lease agreements may have specific provisions that create risks to our business and may adversely affect us.

Our lease agreements are regulated by local, municipal, state and federal laws, which may grant certain rights to tenants, such as the compulsory renewal of their lease by filing lease renewal actions when certain legal conditions are met. A lease renewal action may represent two principal risks for us: (i) if we plan to vacate a given unit in order to change or adapt an asset’s mix of tenants, the tenant could remain in that unit by filing a lease renewal action and interfere with our strategy; and (ii) if we desire to increase the lease price for a specific unit, this increase may need to be approved in the course of a lease renewal action, and the final value could be decided at the discretion of a judge. We would then be subject to the court’s interpretation and decision, and could be forced to accept an even lower price for the lease of the unit. The compulsory renewal of our lease agreements and/or the judicial review of our lease prices may adversely affect our cash flow and our operating results.

Certain of our lease agreements may not be “triple net leases,” under which the lessee undertakes to pay all the expenses of maintaining the leased property, including insurance, taxes, utilities and repairs. We will be exposed to higher maintenance, taxes, and property management expenses with respect to all of our leases that are not “triple net.”

Operating expenses, such as expenses for fuel, utilities, labor, building materials and insurance are not fixed and may increase in the future. There is no guarantee that we will be able to pass such increases on to our tenants. To the extent such increases cannot be passed on to our tenants, any such increases would cause our cash flow, NAV and operating results to decrease.

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

RISKS RELATED TO INVESTMENTS IN REAL ESTATE-RELATED DEBT AND SECURITIES

The mortgage loans in which we invest will be subject to the risk of delinquency, foreclosure and loss, which could result in losses to us.

Commercial mortgage loans are secured by commercial property and are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, current and potential future capital markets uncertainty, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations and results from operations and limit amounts available for distribution to our stockholders. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial adverse effect on our anticipated return on the foreclosed mortgage loan. In addition, if we foreclose on a particular property, we could become, as owner of the property, subject to liabilities associated with such property, including liabilities related to taxes and environmental matters.

The mezzanine loans and B-notes in which we invest involve greater risks of loss than senior loans secured by income-producing real properties.

We invest in mezzanine loans and B-notes that substantially take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior mortgage loans secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan in whole or in part. In addition, there may be significant delays and costs associated with the process of foreclosing on collateral securing or supporting these investments. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal. Further, even if we are successful in foreclosing on the equity interests serving as collateral for our mezzanine loans, such foreclosure will result in us inheriting all of the liabilities of the underlying mortgage borrower, including the senior mortgage on the applicable property. This may result in both increased costs to us and a negative impact on our overall debt covenants and occupancy levels. In many cases a significant restructuring of the senior mortgage may be required in order for us to be willing to retain longer term ownership of the property. If we are unsuccessful in restructuring the underlying mortgage debt in these scenarios, the mortgage lender ultimately may foreclose on the property causing us to lose any remaining investment. Please refer to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for historical information regarding our losses on debt-related investments.

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

In addition, owners usually borrow funds under a conventional mortgage loan to repay a bridge loan. We may, therefore, be dependent on a borrower’s ability to obtain permanent financing to repay our bridge loan, which could depend on market conditions and other factors. Bridge loans, like other loans secured directly or indirectly by property, are subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the bridge loan. Any such losses with respect to our investments in bridge loans could have an adverse effect on our NAV, results of operations, and financial condition.

Interest rate and related risks may cause the value of our real estate securities investments to be reduced.

Interest rate risk is the risk that fixed-income securities such as preferred and debt securities, and to a lesser extent dividend paying common stocks, will decline in value because of changes in market interest rates. Generally, when market interest rates rise, the market value of such securities will decline, and vice versa. In addition, during periods of rising interest rates, the average life of certain types of securities may be extended because of slower than expected principal payments. This may lock in a below-market interest rate, increase the security’s duration and reduce the value of the security. This is known as extension risk. During periods of declining interest rates, an issuer may be able to exercise an option to prepay principal earlier than scheduled, which is generally known as call or prepayment risk. If this occurs, we may be forced to reinvest in lower yielding securities. This is known as reinvestment risk. Preferred and debt securities frequently have call features that allow the issuer to repurchase the security prior to its stated maturity. An issuer may redeem an obligation if the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. To the extent we invest in real estate securities going forward, these risks may reduce the value of such investments.

Investments in real estate securities are subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities.

We may invest in real estate-related common equity, preferred equity and debt securities of both publicly traded and private real estate companies. Investments in real estate-related securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related debt investments discussed in this Annual Report on Form 10-K.

Real estate-related securities may be unsecured and subordinated to other obligations of the issuer. As a result, investments in real estate-related securities are subject to risks of (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility, (iii) subordination to the prior claims of banks and other senior lenders to the issuer and preferred equity holders, (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding real estate-related securities and the ability of the issuers thereof to pay dividends.

We may make investments in non-U.S. dollar denominated securities, which will be subject to currency rate exposure and risks associated with the uncertainty of foreign laws and markets.

Some of our real estate-related securities investments may be denominated in foreign currencies, and therefore, we expect to have currency risk exposure to any such foreign currencies. A change in foreign currency exchange rates may have an adverse impact on returns on our non-U.S. dollar denominated investments.

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

We have financed and may continue to finance a portion of the purchase price of certain of our investments by borrowing funds. As of December 31, 2012, our leverage ratio is approximately 52% of the gross book value of our assets (before accumulated depreciation and amortization), inclusive of property and entity-level debt. Our current leverage target is between 50-60%. Although we will work to maintain the targeted leverage ratio over time, we may change our targeted leverage ratio from time to time. In addition, we may vary from our target leverage ratio from time to time, and there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Our board of directors may from time to time modify our borrowing policy in light of then-current economic conditions, the relative costs of debt and equity capital, the fair values of our properties, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors.

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

High debt levels would generally cause us to incur higher interest charges, and could result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, then the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure action. In that case, we could lose the property securing the loan that is in default or be forced to sell the property at an inopportune time, thus reducing the value of our investments. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We and our Operating Partnership have historically given certain full, partial or limited guarantees, and may continue to give full, partial or limited guarantees in the future, to lenders of mortgage debt to the entities that own our properties. When we give a guarantee on behalf of an entity that owns one of our properties, we are responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our NAV, liquidity and ability to pay cash distributions to our stockholders will be adversely affected.

Increases in interest rates could increase the amount of our debt payments and therefore adversely impact our operating results.

We currently utilize a significant amount of variable rate debt financing. To the extent we do not have derivative instruments to hedge exposure to changes in interest rates, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our real property or debt related investments at times, which may not permit realization of the maximum return on such investments.

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

When providing financing, a lender typically imposes restrictions on us that may affect our distribution and operating policies and our ability to incur additional debt. Our loan agreements include restrictions, covenants, customary market carve-outs and/or guarantees by us. Certain financial covenants include tests of our general liquidity and debt servicing capability as well as certain collateral specific performance and valuation ratios. In addition, our loan agreements may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, or replace the Advisor as our advisor. Further, our loan agreements may limit our ability to replace the property manager or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives and make distributions to our stockholders. There can be no assurance that we will be able to comply with these covenants in the future, or that if we violate a covenant the lender would be willing to provide a waiver of such covenant. Violation of these covenants could result in the acceleration of maturities under the default provisions of our loan agreements. As of December 31, 2012, we were in compliance with all financial covenants.

We have entered into, and may continue to enter into, financing arrangements involving balloon payment obligations, which may adversely affect our ability to refinance or sell properties on favorable terms, and to make distributions to our stockholders.

Most of our current mortgage financing arrangements require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity will be uncertain and may depend upon our ability to obtain additional financing or our ability to sell the particular property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or to sell the particular property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to our stockholders and the projected time of disposition of our assets. In an environment of increasing mortgage rates, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt if mortgage rates are higher at the time a balloon payment is due. In addition, payments of principal and interest made to service our debts, including balloon payments, may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT.

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

The REIT gross income testing rules create a further risk if we acquire loans on the secondary market. Specifically, the interest apportionment rules applicable to REITs generally provide that, if such an acquired mortgage is secured by both real property and other property, a REIT is required to apportion its annual interest income to the real property security based on a fraction, the numerator of which is the value of the real property securing the loan, determined when the REIT commits to acquire the loan, and the denominator of which is the highest “principal amount” of the loan during the year. The IRS issued Revenue Procedure 2011-16, which interprets the “principal amount” of the loan to be the face amount of the loan, despite the Code requiring taxpayers to treat any market discount, that is the difference between the purchase price of the loan and its face amount, for all purposes (other than certain withholding and information reporting purposes) as interest rather than principal.

If the IRS were to assert successfully that any of our mortgage loans (or similar obligations) we have acquired on the secondary market were secured by property other than real estate, that the interest apportionment rules applied for purposes of our REIT testing, and that the position taken in IRS Revenue Procedure 2011-16 should be applied to our portfolio, then depending upon the value of the real property securing our mortgage loans and their face amount, and the sources of our gross income generally, we may fail to meet the 75% REIT gross income test. If we do not meet this test, we could potentially lose our REIT qualification or be required to pay a penalty to the IRS.

To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.

To qualify as a REIT, we generally must distribute annually to our stockholders a minimum of 90% of our net taxable income excluding capital gains. We will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our REIT taxable income each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our redemption programs will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales.

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

The maximum U.S. federal income tax rate for distributions payable by corporations to domestic stockholders that are individuals, trusts or estates is 20% as of January 1, 2013. Distributions payable by REITs, however, generally are taxed at the ordinary income tax rate applicable to the individual recipient, rather than the maximum 20% preferential rate. The more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock.

If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. We have received a private letter ruling from the IRS concluding that differences in the dividends distributed to holders of Class E shares, holders of Class A shares, and holders of Class W shares, as described in the ruling, will not cause such dividends to be preferential dividends. We will also issue Class I shares in reliance on the rationale and tax authorities described in the ruling. We may change the way our fees and expenses are incurred and allocated to different classes of stockholders if the tax rules applicable to REITs change such that we could do so without adverse tax consequences.

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

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•

part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our common stock are predominately held by qualified employee pension trusts, we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;

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

We are invested in real estate partnerships. Such investments are subject to the risk that any such partnership may fail to satisfy the requirements to qualify as a partnership, as the case may be, in any given taxable year. Such failure could subject such partnership to an entity-level tax and reduce the entity’s ability to make distributions to us. In addition, such failures could, depending on the circumstances, jeopardize our ability to qualify as a REIT.

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

In addition, the Code provides a safe harbor that, if met, allows us to avoid being treated as engaged in a prohibited transaction. In order to meet the safe harbor, (i) we must have held the property for at least 2 years (and, in the case of property which consists of land or improvements not acquired through foreclosure, we must have held the property for 2 years for the production of rental income), (ii) we must not have made aggregate expenditures includible in the basis of the property during the 2-year period preceding the date of sale that exceed 30% of the net selling price of the property, and (iii) during the taxable year the property is disposed of, we must not have made more than 7 property sales or, alternatively, the aggregate adjusted basis or fair market value of all the properties sold by us during the taxable year must not exceed 10% of the aggregate adjusted basis or 10% of the fair market value, respectively, of all our assets as of the beginning of the taxable year. If the 7-sale limitation in (iii) above is not satisfied, substantially all of the marketing and development expenditures with respect to the property must be made through an independent contractor from whom we do not derive or receive any income. For sales on or prior to July 30, 2008, the 2-year periods referenced in (i) and (ii) above were 4 years, and the 10% fair market value test described in the alternative in (iii) above did not apply. We will endeavor to avoid engaging in prohibited transactions or we will attempt to comply with the safe harbor provisions. There is no assurance, however, that we will not engage in prohibited transactions.

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

There are special considerations that apply to employee benefit plans subject to ERISA (such as profit-sharing, section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Code (such as an IRA) that are investing in our shares. If you are investing the assets of such a plan or account in our common stock, you should satisfy yourself that:

•	your investment is consistent with your fiduciary and other obligations under ERISA and the Code;

•	your investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;

•	your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;

•	your investment in our shares, for which no trading market may exist, is consistent with the liquidity needs of the plan or IRA;

•	your investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;

•	you will be able to comply with the requirements under ERISA and the Code to value the assets of the plan or IRA annually; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

With respect to the annual valuation requirements described above, we expect to provide an estimated value of our net assets per share annually to those fiduciaries (including IRA trustees and custodians) who request it. Although this estimate will be based upon determinations of the NAV of our shares in accordance with our valuation procedures, no assurance can be given that such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.

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

As of December 31, 2012, we held the majority ownership in 94 real properties, all of which were operating properties. The properties are located in 31 distinct geographical markets throughout the United States and comprise approximately 19.1 million net rentable square feet. As of December 31, 2012, our operating properties were subject to mortgage notes with an aggregate principal amount outstanding of approximately $1.2 billion. For additional discussion of our borrowings, see Note 5 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Geographic Distribution

The following map describes the geographic distribution and types of our 94 operating properties by market as of December 31, 2012.

The following table describes our 94 operating properties, by market, which are presented on a consolidated basis for purposes of financial reporting as of December 31, 2012 (dollar amounts and square footage amounts in thousands).

Market	Number of Properties	Gross Investment Amount (1)	Net Rentable Square Feet	Secured Indebtedness (2)	% of Gross Investment Amount	% of Total Net Rentable Square Feet	% Leased (3)
Office Properties:
Dallas, TX	7	$292,184	2,746	$266,209	10.4%	14.4%	78.5%
Washington, DC	3	281,869	878	61,243	10.0%	4.6%	99.6%
Northern New Jersey	2	248,372	807	134,323	8.8%	4.2%	100.0%
Los Angeles, CA	4	154,319	557	49,291	5.5%	2.9%	80.1%
East Bay, CA	2	151,264	465	—	5.4%	2.4%	100.0%
Denver, CO	3	117,394	528	32,969	4.2%	2.8%	100.0%
Silicon Valley, CA	3	79,202	373	45,570	2.8%	2.0%	50.5%
Chicago, IL	3	58,385	401	30,510	2.1%	2.1%	86.7%
Princeton, NJ	1	51,163	167	34,778	1.8%	0.9%	100.0%
Miami, FL	1	48,182	240	19,671	1.7%	1.3%	100.0%
Austin, TX	1	44,978	156	20,468	1.6%	0.8%	100.0%
Philadelphia, PA	1	39,427	173	24,000	1.4%	0.9%	81.6%
Minneapolis/St Paul, MN	1	29,403	107	—	1.0%	0.6%	100.0%
New England	1	23,141	132	—	0.8%	0.7%	100.0%
Little Rock, AR	1	22,006	102	13,650	0.8%	0.5%	100.0%
Fayetteville, AR	1	11,695	63	—	0.4%	0.3%	100.0%

Total/Weighted Average	35	1,652,984	7,895	732,682	58.6%	41.4%	87.6%

Industrial Properties:
Central PA	3	70,755	1,110	40,513	2.5%	5.8%	51.0%
Houston, TX	1	41,338	465	18,823	1.5%	2.4%	100.0%
Dallas, TX	2	38,070	646	23,000	1.4%	3.4%	87.3%
Minneapolis/St Paul, MN	3	36,306	472	15,526	1.3%	2.5%	100.0%
Chicago, IL	2	33,123	765	18,244	1.2%	4.0%	100.0%
Atlanta, GA	2	30,149	616	5,280	1.1%	3.2%	100.0%
Central Kentucky	1	25,820	727	11,758	0.9%	3.8%	100.0%
Louisville, KY	4	25,598	735	8,425	0.9%	3.9%	100.0%
Cleveland, OH	1	23,805	230	8,818	0.8%	1.2%	100.0%
Indianapolis, IN	1	22,272	475	12,000	0.8%	2.5%	96.2%
Columbus, OH	2	21,590	451	11,772	0.8%	2.4%	100.0%
Charlotte, NC	1	21,175	472	14,800	0.8%	2.5%	100.0%
Sacramento, CA	1	20,053	396	19,150	0.7%	2.1%	100.0%
Cincinnati, OH	2	19,854	349	8,904	0.7%	1.8%	93.5%
Philadelphia, PA	1	8,269	129	6,050	0.3%	0.7%	93.8%
Denver, CO	1	6,232	85	2,838	0.2%	0.4%	100.0%

Total/Weighted Average	28	444,409	8,123	225,901	15.8%	42.6%	91.7%

Retail Properties:
New England	25	435,713	1,933	112,486	15.5%	10.2%	92.7%
Philadelphia, PA	1	103,913	423	67,800	3.7%	2.2%	99.0%
Washington, DC	1	62,480	233	39,680	2.2%	1.2%	98.4%
Raleigh, NC	1	45,094	142	26,200	1.6%	0.7%	100.0%
San Antonio, TX	1	32,042	161	21,500	1.1%	0.8%	98.3%
Pittsburgh, PA	1	23,454	103	16,000	0.8%	0.5%	37.6%
Jacksonville, FL	1	19,461	73	—	0.7%	0.4%	54.4%

Total/Weighted Average	31	722,157	3,068	283,666	25.6%	16.0%	91.9%

Grand Total/Weighted Average	94	2,819,550	19,086	1,242,249	100.0%	100.0%	90.0%

(1)	“Gross Investment Amount” as used here and throughout this document represents the allocated gross basis of real property, inclusive of the effect of gross intangible lease liabilities totaling approximately $124.6 million and before accumulated depreciation and amortization of approximately $446.5 million as of December 31, 2012.
(2)	Does not include our GAAP mark-to-market adjustment, fair value adjustment, or principal amortization related to troubled debt restructurings.
(3)	Percentage leased is based on executed leases as of December 31, 2012.

Lease Expirations

As of December 31, 2012, the weighted average remaining term of our leases was approximately 8.0 years, based on contractual remaining base rent, and 5.0 years, based on leased square footage. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a schedule of expiring leases for our consolidated operating properties by annual minimum rents as of December 31, 2012.

Tenant Information

The following table describes our top ten tenants and their industry sectors as of December 31, 2012 (dollar and square footage amounts in thousands).

Tenant	Locations	Industry	Annualized Rental Revenue (1)	% of Total Annualized Rental Revenue	Square Feet	% of Total Portfolio Square Feet
1 Charles Schwab & Co., Inc	1	Securities, Commodities, Fin. Inv./Rel. Activities	$22,530	10.3%	594	3.5%
2 Northrop Grumman	2	Professional, Scientific and Technical Services	17,162	7.9%	699	4.1%
3 Sybase, Inc.	1	Publishing Information (except Internet)	16,618	7.6%	405	2.4%
4 Stop & Shop	15	Food and Beverage Stores	13,841	6.3%	872	5.2%
5 Ceva Freight/Logistics	3	Truck Transportation	5,194	2.4%	790	4.7%
6 Flextronics International	2	Computer and Electronic Product Manufacturing	5,060	2.3%	614	3.6%
7 Novo Nordisk	1	Miscellaneous Manufacturing	4,265	2.0%	167	1.0%
8 Comerica Bank	1	Credit Intermediation and Related Activities	4,042	1.9%	198	1.2%
9 Crawford and Company	1	Insurance Carriers and Related Activities	3,836	1.8%	240	1.4%
10 Nokia Siemens Networks US LLC	1	Telecommunications	3,821	1.8%	294	1.7%

Total	28		$96,369	44.3%	4,873	28.8%

(1)	Annualized base rent represents the annualized monthly base rent of executed leases as of December 31, 2012.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no public market for shares of our common stock and we currently have no obligation or plans to apply for listing on any public trading market. The prices at which our shares of common stock are sold pursuant to our public offerings, or redeemed pursuant to our share redemption programs, are based on the daily NAV per share determined in accordance with our valuation procedures, as described further below.

We commenced calculating a daily NAV on July 12, 2012. The following table presents the high and low NAV per share of each class of common stock for each quarter following the commencement of our daily NAV calculations on July 12, 2012 (to date, our classes have had the same NAV on each day):

Quarter	Low	High
Third Quarter 2012	$6.63	$6.69
Fourth Quarter 2012	$6.64	$6.70

Performance Graph (Dollars in whole dollars)

The following graph is a comparison of the cumulative return of our shares of common stock calculated on a weighted average basis (post leverage and fees), against the NCREIF Fund Index-Open-End Diversified Core Equity (“ODCE”) and Standard and Poor’s 500 Index (“S&P 500”), as peer group indices. The graph assumes that $100 was invested on September 30, 2012 in our shares of common stock and each index assuming that all dividends were reinvested. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below. The presentation only shows fourth quarter 2012 performance because that is the only quarterly reporting period with complete NAV data; however, our total return since July 12, 2012, the date we initiated daily NAV pricing, was 3.2% or 6.8% annualized. This performance and the chart below do not reflect selling commissions of up to 3.0% of the NAV per share applicable to Class A shares sold in our primary offering.

(1)

The ODCE is an equal weighted, time weighted index of open-end core real estate funds reported net of fees. The term core typically reflects lower risk investment strategies, utilizing low leverage and generally represented by equity ownership positions in stable U.S. operating properties. Funds are weighted equally, regardless of size. While funds used in this benchmark have characteristics that differ from the Company

(including differing management fees), our management feels that the ODCE is an appropriate and accepted index for the purpose of evaluating returns on investments in direct real estate funds. Investors cannot invest in this index. The Company has the ability to utilize higher leverage than is allowed for the funds in this index, which could increase the Company’s volatility relative to the index.

The following table shows the return, by share class, of each of our classes of common stock for the period September 30, 2012 through December 31, 2012. The fourth quarter of 2012 was the first full quarterly reporting period with complete NAV data (share amounts are in thousands).

Share Class	Weighed average number of shares outstanding during the period (in thousands)	Return
Class E	179,569	2.29%
Class A(1)	12	2.01%
Class W	12	2.14%
Class I	12	2.27%

Weighted Average	179,605	2.29%

(1)	Does not reflect selling commission of up to 3.0% of our NAV per share, applicable to Class A shares purchased in our primary offering.

Net Asset Value Calculation

Our board of directors, including a majority of our independent directors, has adopted valuation procedures that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV on a daily basis. One fundamental element of the valuation process, the valuation of our real property portfolio, is managed by Altus Group U.S., Inc., an independent valuation firm (“the Independent Valuation Firm”) approved by our board of directors, including a majority of our independent directors. See Exhibit 99.1 of this Annual Report on Form 10-K for a description of our valuation procedures, including important disclosure regarding real property valuations provided by the Independent Valuation Firm.

The following table sets forth the components of NAV for the Company as of December 31, 2012 and September 30, 2012 (amounts in thousands except per share information). As used below, “Fund Interests” means our Class E shares, Class A shares, Class W shares, and Class I shares, along with the Class E OP Units held by third parties, and “Aggregate Fund NAV” means the NAV of all of the Fund Interests.

	NAV Figures as of December 31, 2012 (1)	NAV Figures as of September 30, 2012 (1)
Real properties	$2,734,825	$2,714,295
Debt related investments	187,321	206,527
Cash and other assets, net of other liabilities	6,447	7,808
Debt obligations	(1,620,482)	(1,623,540)
Outside investor’s interests	(18,740)	(18,782)

Aggregate fund NAV	$1,289,371	$1,286,308
Total fund interests outstanding	192,303	193,709
NAV per fund interest	$6.70	$6.64

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

We include no discounts to our NAV for the illiquid nature of our shares, including the limitations on your ability to redeem shares under our share redemption programs and our ability to suspend or terminate our share redemption programs at any time. Our NAV does not consider exit costs (e.g. selling costs and commissions related to the sale of a property) that would likely be incurred if our assets and liabilities were liquidated or sold. While we may use market pricing concepts to value individual components of our NAV, our per share NAV is not derived from the market pricing information of open-end real estate funds listed on stock exchanges.

Please note that our NAV is not a representation, warranty or guarantee that: (1) we would fully realize our NAV upon a sale of our assets; (2) shares of our common stock would trade at our per share NAV on a national securities exchange; or (3) a stockholder would be able to realize the per share NAV if such stockholder attempted to sell his or her shares to a third party.

As of December 31, 2012, our net tangible book value per share (for each of our four classes of common stock) was $4.61, which is net of intangible lease assets and liabilities of $0.49 per share and accumulated depreciation of $2.51 per share. Our net tangible book value per share is a rough approximation of value calculated as total book value of our assets (exclusive of certain intangible items which include our net lease intangibles (both assets and liabilities), deferred financing costs and deferred lease revenues) minus total liabilities, divided by the total number of shares of common stock outstanding. It assumes that the value of real estate assets diminishes predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our net asset value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the Company. For example, if our assets have appreciated in value since acquisition, or depreciated in a manner that is different than GAAP straight-line depreciation, our net tangible book value would not reflect this.

The December 31, 2012 valuation for our real properties was provided by the Independent Valuation Firm in accordance with our valuation procedures and determined starting with the appraised value. The valuation of $2.73 billion compares to a GAAP basis of real properties (before accumulated amortization and depreciation) of $2.69 billion, representing an increase of approximately $39.9 million or 1.5%. Certain key assumptions that were used by our Independent Valuation Firm in the discounted cash flow analysis are set forth in the following table based on weighted averages by property type.

	Retail	Office	Industrial	Weighted Average Basis
Exit capitalization rate	6.84%	7.20%	7.36%	7.13%
Discount rate / internal rate of return (“IRR”)	7.28%	7.88%	8.13%	7.76%
Annual market rent growth rate	2.98%	3.00%	3.00%	3.00%
Average holding period	10.0	10.2	10.2	10.2

A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, an increase in the weighted-average annual discount rate/IRR and the exit capitalization rate of 0.25% would reduce the value of our real properties by approximately 1.98% and 2.09%, respectively.

The following table sets forth the quarterly changes to the components of NAV for the company and the reconciliation of NAV changes for each class of shares (amounts in thousands, except per share information):

	Total	Class E Common Stock	Class E OP Units	Class A	Class W	Class I
NAV as of September 30, 2012	$1,286,308	$1,185,792	$100,270	$82	$82	$82
Fund level changes to NAV
Realized/unrealized gains (losses) on net assets	7,197	6,668	529	*	*	*
Income accrual	26,027	24,087	1,934	2	2	2
Net dividend accrual	(16,976)	(15,714)	(1,259)	(1)	(1)	(1)
Asset management and advisory fee	(3,730)	(3,453)	(277)	*	*	*
Performance based fee	—	—	—	—	—	—
Class Specific Changes to NAV
Dealer Manager fee	—	—	—	*	*	*
Distribution fee	—	—	—	*	—	—

NAV as of December 31, 2012 before share sale/redemption activity	$1,298,826	$1,197,380	$101,197	$83	$83	$83
Share sale/redemption activity
Shares sold	8,052	8,052	—	—	—	—
Shares redeemed	(17,507)	(11,351)	(6,155)	—	—	—

NAV as of December 31, 2012	$1,289,371	$1,194,081	$95,041	$83	$83	$83

Shares outstanding as of September 30, 2012	193,709	178,572	15,101	12	12	12
Shares sold	1,212	1,212	—	—	—	—
Shares redeemed	(2,618)	(1,693)	(925)	—	—	—

Shares outstanding as of December 31, 2012	192,303	178,091	14,176	12	12	12
NAV per share as of September 30, 2012	$6.64	$6.64	$6.64	$6.64	$6.64	$6.64
Change in NAV per share	0.06	0.06	0.06	0.06	0.06	0.06

NAV per share as of December 31, 2012	$6.70	$6.70	$6.70	$6.70	$6.70	$6.70

*	Includes an immaterial amount less than $500.

Holders

As of March 13, 2013, we had approximately 178.9 million shares of our Class E common stock outstanding held by a total of approximately 32,000 stockholders. Additionally, 12,375 shares of each of our Class A, Class W, and Class I common stock were outstanding held by a total of approximately 125 stockholders. As of March 13, 2013, we had approximately 14.1 million Class E OP Units outstanding issued to third parties in connection with our Operating Partnership’s private placement offerings.

Distributions

We intend to continue to accrue distributions daily and make distributions to our stockholders on a quarterly basis following the end of each calendar quarter. We began making such distributions following the first calendar quarter after the quarter in which the minimum offering requirements were met for our initial public offering. However, we reserve the right to adjust the periods during which distributions accrue and are paid.

In connection with a distribution to our stockholders, our board has historically authorized, and intends to continue to authorize, a quarterly distribution of a certain dollar amount per share of our common stock before or on the first day of each quarter. We then calculate each stockholder’s specific distribution amount for the quarter using daily record and declaration dates and each stockholder’s distributions begin to accrue on the date and time that they become a record owner of our common stock, subject to our board of directors declaring a distribution for record owners as of such date and time. We accrue the amount of declared distributions as our liability on a daily basis, and such liability is accounted for in determining the NAV.

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

For a summary of distributions that had been paid by us for the years ended December 31, 2012 and 2011 and declared for the first quarter of 2013, refer to Note 11 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

The following table sets forth relationships between the amount of distributions declared and the amount reported as cash flow from operations in accordance with GAAP for the three and twelve months ended December 31, 2012 and 2011 (dollar amounts in thousands).

	For the Three Months Ended				For the Twelve Months Ended
Distributions:	December 31, 2012	% of Total Distributions	December 31, 2011	% of Total Distributions	December 31, 2012	% of Total Distributions	December 31, 2011	% of Total Distributions
Common stock distributions paid in cash	$10,211	59.6%	$13,905	53.6%	$53,311	57.4%	$62,575	53.9%
Other cash distributions (1)	1,407	8.2%	2,968	11.4%	8,617	9.3%	10,470	9.0%

Total cash distributions	$11,618	67.9%	$16,873	65.1%	$61,928	66.7%	$73,045	62.9%

Common stock distributions reinvested in common shares	5,505	32.1%	9,050	34.9%	30,947	33.3%	43,129	37.1%

Total distributions	$17,123	100.0%	$25,923	100.0%	$92,875	100.0%	$116,174	100.0%

Sources of Distributions
Cash flow from operations (2)	$17,123	100.0%	$22,817	88.0%	$92,875	100.0%	$94,342	81.2%
Borrowings (3)	$—	0.0%	$3,106	12.0%	$—	0.0%	$21,832	18.8%

(1)	Other cash distributions include distributions declared for OP Units for the respective period and all distributions made during the period to our joint venture partners that are noncontrolling interest holders.
(2)	Commencing on January 1, 2009, expenses associated with the acquisition of real property, including acquisition fees paid to our Advisor and gains or losses related to the change in fair value of contingent consideration related to the acquisition of real property, are recorded to earnings and as a deduction to our cash from operations. We incurred such acquisition-related expenses, net of other gains, of approximately $1,900 and $325,000 for the three and twelve months ended December 31, 2012, respectively, and $2,000 and $610,000 during the three and twelve months ended December 31, 2011, respectively.
(3)	For purposes of this table, we presented the amounts funded from borrowings by subtracting the amount reported for cash flow from operations in accordance with GAAP from the total amount of distributions declared for such period. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K for discussion of acquisition-related expenses, net of other gains, and its impact on our cash flow from operations.

NAREIT-Defined FFO and Company-Defined FFO are operating metrics and should not be used as liquidity measures. However, management believes the relationship between NAREIT-Defined FFO and Company-Defined FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. During the three and twelve months ended December 31, 2012, NAREIT-Defined FFO was approximately 117% and 89%, respectively, of our total distributions. During the three and twelve months ended December 31, 2011, NAREIT-Defined FFO was approximately 19% and 56%, respectively, of our total distributions. For a discussion of NAREIT-Defined FFO and Company-Defined FFO and their inherent limitations, see “How We Measure Our Performance” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

DRIP Plan

Our distribution reinvestment plan allows stockholders to elect to have their cash distributions attributable to the class of shares owned automatically reinvested in additional shares of the same class. Holders of OP Units may also participate in the distribution reinvestment plan and have cash otherwise distributable to them by the Operating Partnership invested in Class E shares of our common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan is equal to our NAV per share applicable to the class of shares purchased, calculated as of the distribution date. A stockholder may terminate participation in our distribution reinvestment plan at any time, without penalty, by delivering to us a written notice. Such notice must be received by us at least one business day prior to a distribution date in order for a stockholder’s termination to be effective for such distribution date (i.e., a termination notice will be effective the day after it is received and will not affect participation in our distribution reinvestment plan for any prior date).

We reserve the right to amend any aspect of our distribution reinvestment plan without the consent of our stockholders, provided that notice of any material amendment is sent to participants at least 10 days prior to the effective date of that amendment. Our board of directors may amend, suspend or terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior notice to participants. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the Commission or (b) in a separate mailing to the participants.

Share Redemption Programs and Other Redemptions

We have adopted a Class E Share Redemption Program (the “Class E SRP”), whereby Class E stockholders may request that we redeem all or any portion of their Class E shares in accordance with the procedures and subject to certain conditions and limitations described below. We also have a separate Class A, W and I Share Redemption Program (“Class AWI SRP”) for holders of our Class A, Class W or Class I shares, described below. Our board of directors may modify, suspend or terminate our share redemption programs if it deems such action to be in the best interest of our stockholders.

Class E Share Redemption Program

Under the Class E SRP, we redeem Class E shares on a quarterly basis. If a redemption request with respect to Class E shares is made and accepted, the redemption price per share is equal to the NAV per Class E share on the date of redemption.

Each calendar quarter we intend to make available for Class E share redemptions an amount equal to (i) funds received from the sale of Class E shares under our distribution reinvestment plan during such calendar quarter, plus (ii) 50% of the difference between (a) the proceeds (net of sales commissions) received by us from the sale of Class A, Class W and Class I shares in any public primary offering and under our distribution reinvestment plan during the most recently completed calendar quarter, and (b) the dollar amount used to redeem Class A, Class W and Class I shares during the most recently completed calendar quarter pursuant to the Class AWI SRP, less (iii) funds used for redemptions of Class E shares in the most recently completed quarter in excess of such quarter’s applicable redemption cap due to qualifying death or disability requests of a stockholder during such calendar quarter. However, our board of directors may from time to time authorize funds for redemptions of Class E shares in greater or lower amounts.

Notwithstanding the Class E liquidity level desired by our board of directors, under the program, we will generally not redeem in any consecutive 12-month period more than 5% of the number of Class E shares outstanding at the beginning of such 12-month period (excluding certain redemptions made in connection with a stockholder’s death), unless we receive no-action relief from the Commission with respect to the tender offer rules. If we wish to provide liquidity to our Class E stockholders in excess of this limit, we currently intend to conduct one or more tender offers for outstanding Class E shares.

Class A, Class W and Class I Share Redemption Program

Under the Class AWI SRP, on each day the New York Stock Exchange is open for trading (a business day), stockholders may request that we redeem all or any portion of their Class A, Class W and Class I shares. Redemption requests received in good order by our transfer agent or a fund intermediary on a business day and before the close of business (4:00 p.m. Eastern time) on that day will be effected at a redemption price equal to our NAV per share for the class of shares being redeemed calculated after the close of business on that day. Subject to limited exceptions, shares redeemed within 365 days of the date of purchase will be redeemed at NAV per share for the class of shares being redeemed less a short-term trading discount equal to 2% of the gross proceeds otherwise payable with respect to the redemption.

Currently, our Class AWI SRP imposes a quarterly cap on the “net redemptions” of each of our Class A, Class W and Class I share classes equal to the amount of shares of such class with an aggregate value (based on the redemption price per share on the day the redemption is effected) of up to 5% of the NAV of such class as of the last day of the previous calendar quarter (the “Quarterly Cap”). We use the term “net redemptions” to mean, for any class and any quarter, the excess of our share redemptions (capital outflows) of such class over the share purchases net of sales commissions (capital inflows) of such class in this offering. As a result, the Quarterly Cap will be relevant during a calendar quarter only to the extent the aggregate value of share redemptions of such class during the quarter exceeds the aggregate value of share purchases (net of sales commissions) of such class in the same quarter. Measuring redemptions on a net basis will allow us to provide our stockholders with more liquidity during quarters when we are experiencing inflows of capital. On any business day during a calendar quarter, the maximum amount available for redemptions of any class will be equal to (1) 5% of the NAV of such class of shares, calculated as of the last day of the previous calendar quarter, plus (2) proceeds from sales of new shares of such class in this offering (including reinvestment of distributions but net of sales commissions) since the beginning of the current calendar quarter, less (3) proceeds paid to redeem shares of such class since the beginning of the current calendar quarter. The Quarterly Cap will be monitored each business day by us based on reports from our transfer agent, which will provide daily updated information on the proceeds from sales of new shares and the redemption proceeds paid by us. If the Quarterly Cap is reached during a given day for any class of shares, redemptions of that share class will be satisfied pro rata on that day and we will no longer redeem shares of such class for the remainder of the quarter, regardless of additional share purchases of such class by investors for the remainder of such quarter.

However, for each future quarter, our board of directors reserves the right to choose whether the Quarterly Cap will be applied to “gross redemptions,” meaning, for any class and any quarter, amounts paid to redeem shares of such class since the beginning of such calendar quarter, or “net redemptions.” In order for the board of directors to change the application of the Quarterly Cap from net redemptions to gross redemptions or vice versa, we will notify stockholders through a prospectus supplement and/or a special or periodic report filed with the Commission, as well as in a press release or on our website, at least 10 days before the first business day of the quarter for which the new test will apply.

For the three months ended December 31, 2012, we redeemed approximately 1.7 million Class E shares of common stock pursuant to the Class E SRP for approximately $11.4 million, as described further in the table below. We did not redeem any Class A, Class W or Class I shares pursuant to the Class AWI SRP during the three months ended December 31, 2012.

Period	Total Number of Shares Redeemed		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
October 1 — October 31, 2012	—		—	—	—
November 1 — November 30, 2012	—		—	—	—
December 1 — December 31, 2012	1,693,425	(2)	6.70	1,693,425	—

Total	1,693,425		$6.70	1,693,425	—

(1)	Redemptions are limited under the Class E SRP and the Class AWI SRP as described above.
(2)	Includes 11,273 shares redeemed pursuant to an existing agreement.

Below is a summary of common stock redemptions pursuant to the Class E SRP for each quarter during 2012 and 2011. We have not redeemed any Class A, Class W or Class I shares pursuant to the Class AWI SRP to date.

For the Quarter Ended:	Total Number of Share Redemption Requests Received	Total Number of Shares Redeemed	Percentage of Redemption Requests Redeemed	Pro Rata Percentage of Redemption Requests Redeemed	Average Price Paid per Share
December 31, 2012	14,770,000	1,693,000	11.5%	7.8%	$6.70
September 30, 2012	16,745,000	4,223,000	25.2%	20.4%	6.64
June 30, 2012	12,886,000	827,000	6.4%	1.0%	8.45
March 31, 2012	11,853,000	1,545,000	13.0%	5.3%	8.45

Total	56,254,000	8,288,000	14.7%	13.0%	$7.06
December 31, 2011	11,410,000	1,268,000	11.1%	6.5%	$8.45
September 30, 2011	11,228,000	1,506,000	13.4%	8.9%	8.45
June 30, 2011	10,029,000	1,226,000	12.2%	9.0%	8.45
March 31, 2011	11,658,000	1,279,000	11.0%	7.2%	8.97

Total	44,325,000	5,279,000	11.9%	7.9%	$8.58

Furthermore, during the second quarter of 2012, we redeemed approximately 895,000 Class E shares pursuant to an issuer tender offer for a purchase price of $6.00 per share. During the fourth quarter of 2011, we redeemed approximately 434,000 Class E shares pursuant to an issuer tender offer for a purchase price of $6.00 per share. Additionally, on September 23, 2011, we redeemed approximately 65,000 Class E shares pursuant to Section 12.7 of our charter in connection with a mini-tender offer for our shares of common stock made by affiliates of MacKenzie Patterson Fuller, LP (“MPF”). The shares were redeemed by us at a per share price of $5.00.

Securities Authorized for Issuance under Equity Compensation Plan

The following table gives information regarding our equity incentive plan as of December 31, 2012.

	Equity Compensation Plan Information
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	90,000	$11.00	1,910,000
Equity compensation plans not approved by security holders	—	—	—

Total / Weighted Average	90,000	$11.00	1,910,000

Unregistered Issuance of Securities

During 2012, we did not issue any securities that were not registered under the Securities Act except in transactions previously disclosed in a Quarterly Report on Form 10-Q.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data relating to our historical financial condition and results of operations for each of the five years ended December 31, 2012. The financial data in the table is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes beginning on page F-1 of this Annual Report on Form 10-K. The amounts in the table are in thousands except per share and footnote information.

	For the Year Ended December 31,
	2012	2011	2010(1)	2009	2008

Statement of Operations Data:
Total revenue (2)	$275,250	$258,668	$211,269	$138,734	$114,163
Total operating expenses, excluding acquisition-related expenses and gains and losses on real property, debt related investments, and real estate securities	(215,747)	(197,413)	(158,952)	(51,748)	(42,260)
Acquisition-related expenses net of other gains	(325)	(610)	(18,185)	(4,936)	—
Impairments and provisions for loss on real property, real estate-related debt investments and real estate securities (3)	(5,700)	(26,406)	(6,665)	(30,480)	(192,724)
Interest expense	(93,023)	(89,045)	(75,140)	(52,316)	(40,917)
Loss from continuing operations (4)	(43,831)	(52,280)	(8,093)	(47,794)	(180,924)
Discontinued operations, net of tax (5)	21,460	(12,286)	(14,314)	713	(2,808)
Net (loss) income	(22,371)	(64,566)	(22,407)	(47,081)	(183,732)
Net loss (income) attributable to noncontrolling interests	110	6,886	1,705	2,296	7,346
Net (loss) income attributable to common stockholders	$(22,261)	$(57,680)	$(20,702)	$(44,785)	$(176,386)

Comprehensive (loss) income data:
Net (loss) income	$(22,371)	$(64,566)	$(22,407)	$(47,081)	$(183,732)
Net unrealized change from available-for-sale securities	(1,426)	1,260	(28,864)	36,153	63,411
Net unrealized change from cash flow hedging derivatives	3,963	2,837	2,499	16,380	(11,822)
Total other comprehensive income	2,537	4,097	(26,365)	52,533	51,589
Comprehensive (loss) income	$(19,834)	$(60,469)	$(48,772)	$5,452	$(132,143)

Per Share Data:
Net (loss) income per basic and diluted common share:
Continuing operations	$(0.22)	$(0.26)	$(0.04)	$(0.26)	$(1.25)
Discontinued Operations	$0.10	$(0.05)	$(0.07)	$0.00	$(0.01)

Common Stock Distributions
Common stock distributions declared	$84,258	$105,704	$110,430	$104,366	$84,023
Common stock distributions declared per share	$0.4625	$0.5750	$0.6000	$0.6000	$0.6000

Other Information:
Weighted average number of common shares outstanding:
Basic	181,982	183,813	184,215	174,006	140,106
Diluted	197,244	197,377	193,773	181,109	144,533
Number of common shares outstanding at end of period	178,128	182,331	182,717	182,839	159,029
Number of diluted shares outstanding at end of period	192,303	198,529	195,529	189,842	165,530

Balance Sheet Data:
Real estate, before accumulated depreciation	$2,819,550	$2,724,684	$2,858,307	$1,685,572	$1,449,109
Total assets	$2,659,254	$2,670,419	$2,999,207	$2,362,991	$2,123,578
Total debt obligations	$1,619,452	$1,481,503	$1,592,780	$840,966	$734,928
Total liabilities	$1,817,727	$1,671,150	$1,842,233	$1,090,405	$963,712

Cash Flow Data:
Net cash provided by operating activities	$94,487	$94,342	$50,200	$51,221	$60,266
Net cash provided by (used in) investing activities	$(39,465)	$89,457	$(1,297,007)	$(245,114)	$(127,254)
Net cash (used in) provided by financing activities	$(146,597)	$(138,911)	$815,580	$168,466	$315,567

Supplemental Information
FFO attributable to common stockholders (3)(6)	$82,851	$65,237	$83,728	$7,944	$(128,584)
Company-defined FFO attributable to common stockholders (6)	$88,402	$90,680	$76,686	$52,819	$56,728

(1)	In June 2010, we completed the purchase of a portfolio of 32 office and industrial properties (the “NOIP Portfolio”) for a total purchase price of approximately $1.4 billion, effectively doubling the value and size of our real property portfolio. Related to this purchase, we incurred incremental borrowings of approximately $858.6 million and acquisition costs of $18.2 million.
(2)	Includes equity-in-earnings from an unconsolidated joint venture of approximately $941,000, $2.2 million, and $586,000 for the years ended December 31, 2010, 2009 and 2008, respectively.
(3)	Impairments and provisions for loss on real property, debt related investments and real estate securities include (i) real property impairment of $5.7 million during 2012, (ii) provisions for loan loss, net of reversals, of $23.0 million, $1.3 million, and $17.3 million during 2011, 2010 and 2009, respectively, and (iii) other than temporary impairment on securities of $3.4 million, $5.4 million, $13.1 million, and $192.7 million during 2011, 2010, 2009 and 2008 respectively.
(4)	Loss from continuing operations and FFO attributable to common stockholders includes (i) realized gain on the disposition of securities of $39.9 million during 2010, (ii) loss on derivatives of $8.0 million and $11.7 million during 2009 and 2008, respectively, and (losses) gains on extinguishment of debt of ($5.7) million, ($5.1) million and $9.3 million in 2012, 2010 and 2008, respectively.
(5)	Discontinued operations, net of tax represents the results of operations and any gains or losses upon the disposition directly attributable to all properties sold as of December 31, 2012, and includes the results of (i) three properties disposed of during 2012, (ii) five properties disposed of during 2011, (iii) 13 properties disposed of during 2010, including 12 operating properties and one property that we had previously held an interest in as a mezzanine lender, and (iv) one property disposed of during 2008.
(6)	Funds from Operations (FFO) and Company-defined FFO are defined, reconciled to GAAP net income, and discussed in “How We Measure Our Performance – Funds From Operations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We believe we have operated in such a manner to qualify as a real estate investment trust (“REIT”) for federal income tax purposes, commencing with the taxable year ended December 31, 2006, when we first elected REIT status. We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through our operating partnership, Dividend Capital Total Realty Operating Partnership LP (our “Operating Partnership”). Furthermore, our Operating Partnership wholly owns a taxable REIT subsidiary, DCTRT Leasing Corp. (the “TRS”), through which we execute certain business transactions that might otherwise have an adverse impact on our status as a REIT if such business transactions were to occur directly or indirectly through our Operating Partnership. We are an externally managed REIT and have no employees. Our day-to-day activities are managed by Dividend Capital Total Advisors LLC (our “Advisor”), a related party, under the terms and conditions of an advisory agreement (the “Advisory Agreement”).

On July 12, 2012, the Commission declared effective our Registration Statement on Form S-11 (Registration Number 333-175989) (the “Registration Statement”). Immediately thereafter, we changed our name from Dividend Capital Total Realty Trust Inc. to Dividend Capital Diversified Property Fund Inc. The Registration Statement applies to the offer and sale (the “Offering”) of up to $3,000,000,000 of our shares of common stock, of which $2,250,000,000 of shares are expected to be offered to the public in a primary offering and $750,000,000 of shares are expected to be offered to our stockholders pursuant to an amended and restated distribution reinvestment plan (subject to our right to reallocate such amounts). In the Offering, we are offering to the public three new classes of shares: Class A shares, Class W shares and Class I shares with net asset value (“NAV”) based pricing. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Exhibit 99.1 of this Annual Report on Form 10-K for a description of our valuation procedures and valuation components, including important disclosure regarding real property valuations provided by Altus Group U.S., Inc., an independent valuation firm (“the Independent Valuation Firm”). Our NAV is not audited by our independent registered public accounting firm. We are offering to sell any combination of Class A shares, Class W shares and Class I shares with a dollar value up to the maximum offering amount. We will continue to sell shares of our unclassified common stock, which we refer to as “Class E” shares, pursuant to our distribution reinvestment plan offering registered on our Registration Statement on Form S-3 (Registration Number 333-162636) (the “Class E DRIP Offering”). As of December 31, 2012, we had 12,375 Class A shares, 12,375 Class W shares, and 12,375 Class I shares outstanding that were issued in a private offering on September 28, 2012. We refer to the Offering and the Class E DRIP Offering collectively as our “Public Offerings.”

The primary sources of our revenue and earnings include rent received from customers under long-term operating leases at our properties, including reimbursements from customers for certain operating costs, and interest payments from our debt related investments. Our primary expenses include rental expenses, depreciation and amortization expenses, general and administrative expenses, asset management fees and interest expenses.

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

As of December 31, 2012, we had total gross investments with an estimated fair value of approximately $2.9 billion (calculated in accordance with our valuation policies), comprised of:

(1)	94 operating properties located in 31 geographic markets in the United States, aggregating approximately 19.1 million net rentable square feet, and approximately 90% leased (approximately 92% leased, excluding Comerica Bank Tower). Our operating real property portfolio includes an aggregate gross investment amount of approximately $2.7 billion and consists of:

•	35 office properties located in 16 geographic markets, aggregating approximately 7.9 million net rentable square feet, with an aggregate fair value of approximately $1.7 billion;

•	28 industrial properties located in 16 geographic markets, aggregating approximately 8.1 million net rentable square feet, with an aggregate fair value of approximately $385.1 million; and

•	31 retail properties located in seven geographic markets, aggregating approximately 3.1 million net rentable square feet, with an aggregate fair value of approximately $696.8 million.

(2)	Approximately $187.3 million in net debt related investments, including (i) investments in mortgage notes of approximately $169.0 million, (ii) investments in B-notes of approximately $12.1 million, and (iii) mezzanine debt of $6.2 million.

Consistent with our investment strategy, we currently have four business segments: (i) investments in office real property, (ii) investments in industrial real property, (iii) investments in retail real property, and (iv) debt related investments. We may have additional segments in the future to the extent we enter into additional real property sectors, such as multifamily, hospitality, and other real property types. For a discussion of our business segments and the associated revenue and net operating income by segment, see Note 14 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Any future and near-term obligations are expected to be funded primarily through the use of cash on hand, cash generated from operations, proceeds from the Public Offerings, proceeds from the sale of existing investments, and the issuance and assumption of debt obligations.

•	Cash on hand — As of December 31, 2012, we had approximately $36.9 million of cash and cash equivalents.

•

Cash available under our credit facility — During the year ended December 31, 2012, we entered into a senior unsecured term loan and revolving line of credit (collectively, the “Facility”) under which we may borrow up to $450.0 million, comprised of $270.0 million under the term loan component, and $180.0 million under the revolving line of credit component. As of December 31, 2012, we had outstanding borrowings of $270.0 million and $30.0 million under the term loan and revolving credit facility components of the Facility, respectively. $150.0 million was available for us to borrow under the revolving credit facility component of the Facility.

•	Cash generated from operations — During the year ended December 31, 2012, we generated approximately $94.5 million from operations of our real properties and income from debt related investments.

•	Proceeds from the Class E DRIP Offering — During the year ended December 31, 2012, we received approximately $34.5 million in proceeds from the Class E DRIP Offering.

•

Proceeds from other public offerings of equity securities — On July 12, 2012, we commenced the Offering, which consists of the offer and sale of up to $3,000,000,000 of our shares of common stock, of which $2,250,000,000 of shares are expected to be offered to the public in a primary offering and $750,000,000 of shares are expected to be offered to our stockholders pursuant to an amended and restated distribution reinvestment plan (subject to our right to reallocate such amounts). In the Offering, we are offering to the public three new classes of shares: Class A shares, Class W shares and Class I shares. We cannot provide assurance that this offering will be successful.

•

Proceeds from sales of existing investments — During the year ended December 31, 2012, we sold two operating properties for approximately $10.8 million. In addition, during that period three of our debt related investments with a total principal balance of $22.3 million were repaid to us in full. Also during the year ended December 31, 2012, we disposed of an office property held through a joint venture in which we owned a 90.0% interest in the property through a consolidated subsidiary and were not the managing partner. Our consolidated subsidiary transferred the property which had a net basis of approximately $22.6 million, to the mortgage note lender under a deed-in-lieu of foreclosure of the related outstanding loan balance of $46.5 million at the time of transfer.

•

The issuance and assumption of debt obligations — During the year ended December 31, 2012, we assumed the mortgage related to an office property in the Dallas, Texas market with a principal balance of approximately $179.8 million as a result of our foreclosure of a non-performing mezzanine loan for which such ownership interest had served as collateral. Additionally, during the year ended December 31, 2012, we borrowed approximately $96.5 million under our repurchase facilities, and $300.0 million under the Facility, as defined below. We used a portion of the proceeds received from the Facility borrowings to repay certain outstanding debt obligations. A subset of our existing portfolio is unencumbered by debt obligations as of December 31, 2012.

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

Current Business Environment

During 2012, gross domestic product (“GDP”) grew at an estimated annualized rate of 2.2%, compared to 1.8% in 2011. While this rate of growth generally met expectations for the year, the fourth quarter was nearly flat with estimates reflecting a 0.2% rate of growth compared to the third quarter of 2012. The consumer price index increased 1.7% in 2012 which compares to an increase of 3.0% in 2011 and is the third smallest increase in the past 10 years. The unemployment rate was 7.8% at the end of 2012 compared with 8.5% at the end of 2011. The Federal Reserve currently estimates GDP growth for 2013 at 2.65% while an analyst composite estimates a more modest growth of 1.8% with perhaps the biggest obstacle in 2013 being uncertainty about government fiscal policies.

With unemployment remaining stubbornly high and inflation seemingly in check for the foreseeable future, the Federal Reserve appears to be committed to stimulating the economy through the strategy of quantitative easing which has resulted in generally lower interest rates. The low interest rate environment has created an extremely competitive environment within the capital markets for high-quality and higher yielding investments. The lower interest rate environment has also created a very attractive financing market for real estate owners who can obtain long-term financing at historically low interest rates for quality balance sheets and properties. Although the demand for high-quality investments is high, the underwriting standards continue to be very high and the focus is generally concentrated in the higher quality assets and more desirable locations. There is a significant pricing difference for well located core assets compared to assets located in less desirable locations. We may face challenges when we move to sell non-strategic assets. As we look to deploy capital in 2013, we anticipate intense competition for more desirable assets.

Fundamentals within the real estate industry continue to improve according to national statistics. Vacancies continue their 2011 downward trend across the four sectors (office, retail, industrial and multifamily), and vacancies as of the end of 2012 were lower than in 2011. National rental rates are up year-over-year across the multifamily, office and industrial sectors, with multifamily being the clear leader. Conversely, national retail rental rates modestly declined year-over-year, but across all four sectors rental rates are expected to increase in 2013. New construction in office properties for 2011 was the lowest in the past 50 years. We believe that these improving fundamentals provide us with an opportunity to improve leasing within our portfolio in 2013. The low interest rate environment combined with the lack of new supply in conjunction with a modestly improving economy could position commercial real estate owners well for the future.

Significant Transactions During the Year Ended December 31, 2012

Mezzanine Loan Foreclosure

During the year ended December 31, 2012, we became the 100% owner of the titleholder of a 1.5 million square foot office property in the Dallas, Texas market (“Comerica Bank Tower”) as a result of our foreclosure of a non-performing mezzanine loan for which such ownership interest had served as collateral. Based on our provisional valuation of the acquired assets and liabilities, as of December 31, 2012, we have consolidated approximately $122.5 million in land, building and improvements, and intangible lease assets, net of intangible lease liabilities, and approximately $123.0 million in mortgage notes, which is carried at fair value.

Repayment of Mortgage Notes

During the year ended December 31, 2012, we repaid mortgage note borrowings of approximately $64.7 million. The notes were secured by 10 of our retail properties located in the New England market and one industrial property located in the Louisville, KY market. The repayments included collateral release payments. The notes were originally scheduled to mature in 2012 and 2016.

Also during the year ended December 31, 2012, we repurchased and effectively retired one mortgage note borrowing secured by an office property in the Minneapolis, Minnesota market with an outstanding balance of approximately $14.5 million.

Additionally, during the year ended December 31, 2012, we transferred an office property comprising 427,000 net rentable square feet in five buildings located in the Silicon Valley, CA market to the mortgage note lender under a deed-in-lieu of foreclosure of the related loan balance of $46.5 million, which was scheduled to mature in 2012. We held the property through a joint venture in which we owned a 90.0% interest in the property through a consolidated subsidiary and were not the managing partner. The property had a net basis of approximately $22.6 million (after depreciation, amortization, and a $23.5 million impairment charge which we recorded during the fourth quarter of 2011) at the time of the transfer.

Term Loan and Line of Credit

During the year ended December 31, 2012, we entered into a credit agreement providing for a $450.0 million senior unsecured term loan and revolving line of credit (collectively, the “Facility”) with a syndicate of eight lenders led by Bank of America, N.A., as Administrative Agent. The Facility provides us with the ability from time to time to increase the size of the Facility up to a total of $800.0 million less the amount of any prepayments under the term loan component of the Facility, subject to receipt of lender commitments and other conditions.

The $450.0 million Facility consists of a $270.0 million term loan (the “Term Loan”) and a $180.0 million revolving credit facility (the “Revolving Credit Facility”). The primary interest rate for the Term Loan is based on LIBOR, plus a margin ranging from 1.50% to 2.45%, depending on our consolidated leverage ratio. The Term Loan matures on January 31, 2018 and does not contain any extension options. The primary interest rate for the Revolving Credit Facility is based on LIBOR, plus a margin ranging from 1.55% to 2.50%, depending on our consolidated leverage ratio. The Revolving Credit Facility matures on January 31, 2016 and contains two one-year extension options that we may exercise upon payment of an extension fee equal to 0.20% of the sum of the amount outstanding under the Revolving Credit Facility and the unused portion of the Revolving Credit Facility at the time of each extension.

Borrowings under the Facility are available for general corporate purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties. Upon entering into the Facility on December 19, 2012, we borrowed $270.0 million on the Term Loan and $30.0 million on the Revolving Credit Facility. We primarily used the proceeds from the Facility to repay the following borrowings:

Senior Secured Revolving Credit Facility

On December 19, 2012, we terminated our existing $100.0 million senior secured revolving credit facility (the “Line of Credit”) with PNC Bank, National Association, as Administrative Agent for itself and other lenders that are parties to the Line of Credit, and KeyBank, National Association as Syndication Agent. The original maturity date of the Line of Credit was September 27, 2014, with two one-year extension options.

Upon terminating the Line of Credit, we repaid $45.0 million of outstanding borrowings. The interest rate on the $45.0 million outstanding under the Line of Credit that was repaid in full upon entering into the Facility was 3.47%.

NOIP Floating Rate Loan

We repaid $214.6 million of borrowings outstanding under the senior secured floating rate mortgage loan (the “NOIP Floating Rate Loan”), which at the time of repayment bore interest at 4.50%. The NOIP Floating Rate Loan was scheduled to mature in July 2013 and included two additional one-year extension options that were subject to certain provisions.

NOIP Mezzanine Loan

We repaid $26.1 million outstanding under a mezzanine loan (the “Mezzanine Loan”). The interest rate on the Mezzanine Loan was approximately 5.46% and required monthly amortization payments (based upon a 30 year amortization schedule). The Mezzanine Loan was originally scheduled to effectively mature in June 2015.

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

The following unaudited tables present a reconciliation of FFO to net income (loss) for the three months and years ended December 31, 2012, 2011, and 2010 (amounts in thousands, except per share information).

	For the Three Months Ended, December 31,			For the Year Ended, December 31,
	2012	2011	2010	2012	2011	2010
Reconciliation of net earnings to FFO:
Net loss attributable to common stockholders	$(14,165)	$(33,873)	$(20,850)	$(22,261)	$(57,680)	$(20,702)
Add (deduct) NAREIT-defined adjustments:
Real estate depreciation and amortization expense	31,846	29,277	30,161	128,280	118,329	89,305
Real estate depreciation attributable to discontinued operations	—	1,488	2,855	836	8,561	9,330
(Gain) loss on real estate property dispositions	37	(9,518)	4,157	(21,108)	(13,588)	10,627
Impairment of real property	5,700	23,500	—	5,700	23,500	3,900
Noncontrolling interests’ share of net loss	(1,240)	(4,966)	(1,422)	(110)	(6,886)	(1,705)
Noncontrolling interests’ share of FFO	(2,099)	(891)	(1,410)	(8,486)	(6,999)	(7,027)

FFO attributable to common shares-basic	20,079	5,017	13,491	82,851	65,237	83,728
FFO attributable to dilutive OP units	1,608	371	853	6,947	4,810	4,660

FFO attributable to common shares-diluted	$21,687	$5,388	$14,344	$89,798	$70,047	$88,388

FFO per share-basic and diluted	0.11	0.03	0.07	0.46	0.35	0.45

Weighted average number of shares outstanding
Basic	179,605	183,619	184,022	181,982	183,813	184,215

Diluted	193,985	197,189	195,850	197,244	197,377	193,773

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

Our Company-Defined FFO is derived by adjusting FFO for the following items: gains and losses on real estate securities, gains and losses associated with provisions for loss on debt related investments, acquisition-related expenses, gains and losses on derivatives, and gains and losses associated with extinguishment of debt and financing commitments. Management’s evaluation of our future operating performance excludes these items based on the following economic considerations:

Gains and losses on real estate securities and provision for loss on debt related investments — Our investment strategy does not include purchasing and selling real properties, real estate securities, or debt related investments for purposes of generating short-term gains. Rather, our strategy is focused on longer term investments while generating current income. As such, management believes any gains or losses generated from the sale or impairment of any of our real estate securities or debt related investments are not related to our ongoing operations. Management believes that providing a performance metric based primarily on income generated from the portfolio, absent the effects of gains and losses and impairments, to be a useful metric providing for a better indication of the sustainability of our operating performance for management and investors.

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

Gains and losses on derivatives — Gains and losses on derivatives represent the gains or losses on the fair value of derivative instruments that are not accounted for as hedges of the underlying financing transactions. Such gains and losses may be due to the nonoccurrence of forecasted financings or ineffectiveness due to changes in the expected terms of financing transactions. As these gains or losses relate to underlying long-term assets and liabilities, where we are not speculating or trading assets, our management believes that any such gains or losses are not related to our ongoing operations. Further, adjustments to gains and losses on interest rate hedges are adjustments made to net income in calculating cash flows provided by (used in) operating activities. The Advisor manages its interest rate and hedging risk on a day-to-day basis with oversight by the Company’s board of directors, including its independent directors. We believe by excluding anticipated gains or losses on derivatives, Company-Defined FFO provides useful supplemental information for management and investors when evaluating the sustainability of our operating performance.

Losses on extinguishment of debt and financing commitments — Losses on extinguishment of debt and financing commitments represent losses incurred as a result of the early retirement of debt obligations and breakage costs and fees incurred related to rate lock agreements with prospective lenders. Such losses may be due to dispositions of assets, the repayment of debt prior to its contractual maturity or the nonoccurrence of forecasted financings. Our management believes that any such losses are not related to our ongoing operations. Accordingly, we believe by excluding losses on extinguishment of debt and financing commitments, Company-Defined FFO provides useful supplemental information for management and investors when evaluating the sustainability of our operating performance.

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

The following unaudited tables present a reconciliation of Company-Defined FFO to FFO for the three months and years ended December 31, 2012, 2011, and 2010 (amounts in thousands, except per share information).

	For the Three Months Ended, December 31,			For the Year Ended, December 31,
	2012	2011	2010	2012	2011	2010
Reconciliation of FFO to Company-Defined FFO:
FFO attributable to common shares-basic	20,079	5,017	13,491	82,851	65,237	83,728
Add (deduct) our adjustments:
Gain on disposition of securities	—	—	—	—	—	(39,870)
Other-than-temporary impairment and related amortization on securities	—	280	17	—	3,495	7,351
Provision for loss on debt related investments	—	17,461	12,000	—	23,037	1,278
Acquisition-related expenses (gains)	2	2	(895)	325	610	18,185
(Gain) loss on derivatives	—	—	(69)	19	85	245
Loss on extinguishment of debt and financing commitments	1,766	75	1,190	5,675	95	5,094
Noncontrolling interests’ share of FFO	2,099	891	1,410	8,486	6,999	7,027
Noncontrolling interest share of Company-Defined FFO	(2,230)	(2,117)	(2,163)	(8,954)	(8,878)	(6,352)

Company-Defined FFO attributable to common shares-basic	21,716	21,609	24,981	88,402	90,680	76,686
Company-Defined FFO attributable to dilutive OP units	1,739	1,597	1,606	7,414	6,689	3,979

Company-Defined FFO attributable to common shares-diluted	$23,455	$23,206	$26,587	$95,816	$97,369	$80,665

Company-Defined FFO per share-basic and diluted	0.12	0.12	0.14	0.49	0.49	0.42

Weighted average number of shares outstanding
Basic	179,605	183,619	184,022	181,982	183,813	184,215

Diluted	193,985	197,189	195,850	197,244	197,377	193,773

Limitations of FFO and Company-Defined FFO

FFO (both NAREIT-defined and Company-Defined) is presented herein as a supplemental financial measure and has inherent limitations. We do not use FFO or Company-Defined FFO as, nor should they be considered to be, an alternative to net income (loss) computed under GAAP as an indicator of our operating performance, or as an alternative to cash from operating activities computed under GAAP, or as an indicator of our liquidity or our ability to fund our short or long-term cash requirements, including distributions to stockholders. Management uses FFO and Company-Defined FFO as indications of our future operating performance and as a guide to making decisions about future investments. Our FFO and Company-Defined FFO calculations do not present, nor do we intend them to present, a complete picture of our financial condition and operating performance. In addition, other REITs may define FFO and an adjusted FFO metric differently and choose to treat impairment charges, acquisition-related expenses and potentially other accounting line items in a manner different from us due to specific differences in investment strategy or for other reasons; therefore, comparisons with other REITs may not be meaningful.

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

Specifically with respect to fees and expenses associated with the acquisition of real property, which are excluded from Company-Defined FFO, such fees and expenses are characterized as operational expenses under GAAP and included in the determination of net income (loss) and income (loss) from operations, both of which are performance measures under GAAP. The purchase of operating properties is a key strategic objective of our business plan focused on generating operating income and cash flow in order to fund our obligations and to make distributions to investors. However, as the corresponding acquisition-related costs are paid in cash, these acquisition-related costs negatively impact our GAAP operating performance and our GAAP cash flows from operating activities during the period in which properties are acquired. In addition, if we acquire a property after all offering proceeds from our public offerings have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, such costs will then be paid from other sources of cash such as additional debt proceeds, operational earnings or cash flow, net proceeds from the sale of properties, or other ancillary cash flows. Among other reasons as previously discussed, the treatment of acquisition-related costs is a reason why Company-Defined FFO is not a complete indicator of our overall financial performance, especially during periods in which properties are being acquired. Note that, pursuant to our valuation policies, acquisition expenses result in an immediate decrease to our NAV.

FFO and Company-Defined FFO may not be useful performance measures as a result of the various adjustments made to net income for the charges described above to derive such performance measures. Specifically, we intend to operate as a perpetual-life vehicle and, as such, it is likely for our operating results to be negatively affected by certain of these charges in the future, specifically acquisition-related expenses, as it is currently contemplated as part of our business plan to acquire additional investment properties which would result in additional-acquisition related expenses. Any change in our operational structure would cause the non-GAAP measure to be re-evaluated as to the relevance of any adjustments included in the non-GAAP measure. As a result, we caution investors against using FFO or Company-Defined FFO to determine a price to earnings ratio or yield relative to our NAV.

Further, FFO or Company-Defined FFO is not comparable to the performance measure established by the Investment Program Association (the “IPA”), referred to as “modified funds from operations,” or “MFFO,” as MFFO makes further adjustments including certain mark-to-market items and adjustments for the effects of straight-line rent. As such, FFO and Company-Defined FFO may not be comparable to the MFFO of non-listed REITs that disclose MFFO in accordance with the IPA standard. More specifically, Company-Defined FFO has limited comparability to the MFFO and other adjusted FFO metrics of those REITs that do not intend to operate as perpetual-life vehicles as such REITs have a defined acquisition stage, Because we do not have a defined acquisition stage, we may continue to acquire real estate and real estate-related investments for an indefinite period of time. Therefore, Company-Defined FFO may not reflect our future operating performance in the same manner that the MFFO or other adjusted FFO metric of a REIT with a defined acquisition stage may reflect its operating performance after the REIT had completed its acquisition stage.

Neither the Commission nor any other regulatory body, nor NAREIT, has adopted a set of standardized adjustments that includes the adjustments that we use to calculate Company-Defined FFO. In the future, the Commission or another regulatory body, or NAREIT, may decide to standardize the allowable adjustments across the non-listed REIT industry at which point we may adjust our calculation and characterization of Company-Defined FFO.

Net Operating Income (“NOI”)

We also use NOI as a supplemental financial performance measure because NOI reflects the specific operating performance of our real properties and debt related investments and excludes certain items that are not considered to be controllable in connection with the management of each property, such as other-than-temporary impairment, gains and losses related to provisions for losses on debt related investments, losses on derivatives, acquisition-related expenses, losses on extinguishment of debt and financing commitments, interest income, depreciation and amortization, general and administrative expenses, asset management fees, interest expense and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance as a whole, since it does exclude such items that could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. We present NOI in the tables below, and include a reconciliation to GAAP in Note 14 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Our Operating Results

For the years ended December 31, 2012 and 2011, we had a net loss attributable to common stockholders of $22.3 million and $57.7 million, respectively. The results of our operations for the year ended December 31, 2012 were substantially different from our results for the same period in 2011, primarily as a result of (i) gains realized on the disposition of certain properties during 2012, (ii) impairment of real property and CMBS and CRE-CDO securities and provisions for loan losses related to non-performing loans recorded in 2011, and (iii) an overall decrease in asset management and advisory fees during 2012 as a result of the revised Advisory Agreement in connection with the effectiveness of the Offering during 2012, partially offset by (i) an increase in interest expense as a result of increased borrowings during 2012, and (ii) a loss on extinguishment of debt and financing commitments as a result of the early repayment of certain of our outstanding borrowings during 2012.

For the years ended December 31, 2011 and 2010, we had a net loss attributable to common stockholders of $57.7 million and $20.7 million, respectively. The results of our operations for the year ended December 31, 2011 were substantially different from our results for the same period in 2010, primarily as a result of (i) impairment of real property and additional provisions for loan losses related to non-performing loans recorded in 2011, (ii) gain on the sale of our portfolio of preferred equity securities in 2010 which did not recur in 2011 and (iii) reduced income from debt related investments during 2011 resulting from payoffs of certain of those investments, partially offset by (i) lower acquisition costs during 2011 and (ii) increased net operating income from our first full year of ownership of a portfolio of 32 office and industrial properties (certain of which were subsequently sold) that we purchased during 2010 (the “NOIP Portfolio”).

The following series of tables and discussions describe in more detail our results of operations, including those items specifically mentioned above, for the year ended December 31, 2012 compared to the year ended December 31, 2011 and for the year ended December 31, 2011 compared to the year ended December 31, 2010.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

The following table illustrates the changes in rental revenues, rental expenses, net operating income, other income and other expenses for the year ended December 31, 2012 compared to the year ended December 31, 2011. Our same store portfolio includes all operating properties that we owned for the entirety of both reporting periods, and excludes properties that have subsequently been disposed. The same store portfolio includes 91 properties acquired prior to January 1, 2011, and owned through December 31, 2012, comprising approximately 17.4 million square feet. A discussion of these changes follows the table (dollar amounts in thousands).

	For the Twelve Months Ended December 31,
	2012	2011	$ Change	% Change
Revenues
Base rental revenue-same store (1)	$200,589	$201,844	$(1,255)	-1%
Other rental revenue- same store	40,825	43,728	(2,903)	-7%

Total rental revenue-same store	241,414	245,572	(4,158)	-2%
Rental revenue-2011/2012 acquisitions	24,427	1,989	22,438	1128%

Total rental revenue	265,841	247,561	18,280	7%
Debt related income	9,409	11,107	(1,698)	-15%

Total revenues	275,250	258,668	16,582	6%

Rental Expenses
Same store	49,921	50,412	491	1%
2011/2012 acquisitions	11,640	500	(11,140)	-2228%

Total rental expenses	61,561	50,912	(10,649)	-21%
Net Operating Income
Real property — same store	191,493	195,160	(3,667)	-2%
Real property — 2011/2012 acquisitions	12,787	1,489	11,298	759%
Debt related income	9,409	11,107	(1,698)	-15%

Total net operating income (2)	213,689	207,756	5,933	3%

1)	Base rental revenue represents contractual base rental revenue earned by us from our tenants and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above-market intangible lease assets or the amortization of below-market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as expense recovery revenue are included in the line item, referred to as “other rental revenue.”
2)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “Net Operating Income” included above in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a reconciliation to GAAP, refer to Note 14 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Rental Revenue

The increase in total rental revenue is primarily attributable to our acquisition and continued ownership of three additional operating real properties subsequent to December 31, 2010, partially offset by declining revenue in our same store portfolio. Our operating portfolio was approximately 90.0% leased as of December 31, 2012, compared to approximately 94.7% as of December 31, 2011.

Same store base rental revenue decreased approximately $1.3 million for the year ended December 31, 2012 compared to the same period in 2011. The decrease comprises a $2.0 million decrease in our same store industrial portfolio, partially offset by (i) a $195,000 increase in our same store office portfolio, and (ii) a $556,000 increase in our same store retail portfolio. At the total same store portfolio level, the decrease is due to a 1.9% year-over-year decrease in our average leased square feet (from 94.9% to 93.0%), partially offset by a $0.16 year-over-year increase in our average base rent per leased square foot (from $12.21 to $12.37).

The total decline in average leased square footage comprised decreases of approximately 257,000 square feet, 42,000 square feet, and 26,000 square feet in our same store industrial, office, and retail portfolios, respectively. The $0.16 increase in average base rent per leased square foot of the same store portfolio comprised increases of $0.35 and $0.18 in our same store retail and office portfolios, respectively, partially offset by a decrease of $0.13 per square foot in our same store industrial portfolio.

Same store other rental revenue decreased for the year ended December 31, 2012, compared to the same period in 2011. This decrease was primarily attributable to (i) a decrease in our straight line adjustments across the same store portfolio, (ii) early lease terminations, and (iii) a decrease in tenant recovery income, which was the result of lower average leased square footage in our same store portfolio.

Debt Related Income

Debt related income decreased for the year ended December 31, 2012, compared to the same period in 2011. The decrease was primarily attributable to the repayment or foreclosure of approximately $124.9 million in debt related investments subsequent to December 31, 2010, and a deterioration of performance of certain of our subordinated debt investments period over period, partially offset by investments in debt-related investments of approximately $122.9 million during the year ended December 31, 2012.

Rental Expenses

Rental expenses increased for the year ended December 31, 2012, compared to the same period in 2011. This increase is primarily attributable to our acquisition and continued ownership of three additional operating real properties subsequent to December 31, 2010.

Same store rental expenses slightly decreased for the year ended December 31, 2012, compared to the same period in 2011. This decrease is due primarily to (i) a decrease in bad debt expense from 2011 due to collection efforts in 2012, and (ii) severe winter weather in the prior year in the New England and Chicago markets resulting in a decrease in snow removal costs during the year ended December 31, 2012 compared to the same period in 2011, partially offset by an increase in property taxes due to an overall increase in property value assessments.

Other Operating Expenses

Depreciation and Amortization Expense: Depreciation and amortization expense increased by approximately $10.0 million, or 8%, for the year ended December 31, 2012, compared to the same period in 2011. This increase was primarily attributable to our acquisition and continued ownership of three additional operating real properties subsequent to December 31, 2010.

General and Administrative Expenses: General and administrative expenses increased by approximately $900,000, or 13%, for the year ended December 31, 2012, compared to the same period in 2011. This increase was primarily attributable to increases in payroll, appraisal and valuation fees, accounting costs, and legal fees, primarily related to the effectiveness of the Offering during 2012.

Asset Management and Advisory Fees: Asset management fees paid to our Advisor decreased by approximately $3.2 million, or 15%, for the year ended December 31, 2012, compared to the same period in 2011. This decrease is attributable to the revised fee structure pursuant to the amended and restated Advisory Agreement, entered into in connection with the effectiveness of the Offering on July 12, 2012, which reduced asset management and advisory fees overall.

Provision for Loss on Debt Related Investments: We did not record any provision losses during the year ended December 31, 2012. We recorded a provision for loss on debt related investments of approximately

$23.0 million during the year ended December 31, 2011 related to an office property for which we were not the managing partner. We disposed of this property during the year ended December 31, 2012, and accordingly, the impairment charge is included within discontinued operations.

Unrealized Loss on Real Property: During the year ended December 31, 2012, we recognized an impairment charge of approximately $5.7 million based on our estimate of future cash flow and fair value of an industrial property held through a joint venture in which we are not the managing partner. We did not record any real property impairment losses during the year ended December 31, 2011 for properties held and used.

Other-Than-Temporary Impairment on Securities: Other-than-temporary impairment on securities was approximately $3.4 million during the year ended December 31, 2011. We did not record any impairment of these securities during the year ended December 31, 2012.

Other Income (Expenses)

Interest and Other Income: Interest and other income decreased by approximately $1.2 million, or 46%, for the year ended December 31, 2012, compared to the same period in 2011. This decrease is primarily attributable to the continued deterioration in the performance of our CMBS and CRE-CDO securities portfolio.

Interest Expense: Interest expense increased by approximately $4.0 million, or 4%, for the year ended December 31, 2012, compared to the same period in 2011. This increase resulted primarily from additional borrowings we assumed or incurred subsequent to December 31, 2010, partially offset by the effects of repayments of certain of these obligations. Interest expense on financing obligations decreased due to the conversion of certain tenancy-in-common interests to OP Units. The following table further describes our interest expense by debt obligation, including amortization of deferred financing costs, amortization related to our derivatives, and amortization of discounts and premiums, for the years ended December 31, 2012 and 2011 (amounts in thousands).

	For the Year Ended December 31,
	2012	2011
Debt Obligation
Mortgage notes	$84,790	$82,191
Other secured borrowings	5,408	3,988
Line of credit and other unsecured borrowings	1,627	186
Financing obligations	1,198	2,680

Total interest expense	$93,023	$89,045

Loss on Extinguishment of Debt and Financing Commitments: Loss on extinguishment of debt and financing commitments was approximately $5.7 million for the year ended December 31, 2012. This loss resulted primarily from (i) the repurchase of our own debt at a premium, (ii) the recognition of derivative hedge losses previously included in OCI upon early repayment of the related debt, and (iii) the accelerated recognition of deferred financing costs related to early repayment of three mortgage notes, one mezzanine loan, and outstanding borrowings under the Line of Credit. We did not record a loss on extinguishment of debt and financing commitments during the year ended December 31, 2011.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

The following table illustrates the changes in revenues, rental expenses, and net operating income for the year ended December 31, 2011 compared to the year ended December 31, 2010. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods, other than those classified as held for sale and included in discontinued operations. The same store portfolio includes 68 properties acquired prior to January 1, 2010 and owned through December 31, 2011, comprising approximately 11.4 million square feet. A discussion of these changes follows the table (dollar amounts in thousands).

	For the Twelve Months Ended December 31,		$ Change	% Change
	2011	2010
Revenues
Base rental revenue-same store (1)	$104,721	$107,430	$(2,709)	-3%
Other rental revenue- same store	33,882	33,492	390	1%

Total rental revenue-same store	138,603	140,922	(2,319)	-2%
Rental revenue-2010/2011 acquisitions	108,958	55,386	53,572	97%

Total rental revenue	247,561	196,308	51,253	26%
Debt related income (2)	11,107	14,961	(3,854)	-26%

Total revenues	258,668	211,269	47,399	22%

Rental Expenses
Same store	38,106	38,604	498	1%
2010/2011 acquisitions	12,806	6,493	(6,313)	-97%

Total rental expenses	50,912	45,097	(5,815)	-13%

Net Operating Income
Real property — same store	100,497	102,318	(1,821)	-2%
Real property — 2010/2011 acquisitions	96,152	48,893	47,259	97%
Debt related income	11,107	14,961	(3,854)	-26%

Total net operating income (3)	207,756	166,172	41,584	25%

(1)	Base rental revenue represents contractual base rental revenue earned by us from our tenants and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above-market intangible lease assets or the amortization of below-market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as expense recovery revenue are included in the line item, referred to as “other rental revenue.”
(2)	Includes equity-in-earnings from an unconsolidated joint venture of approximately $941,000 for the year ended December 31, 2010.
(3)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “Net Operating Income” included above in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a reconciliation to GAAP, refer to Note 14 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Rental Revenue

The increase in rental revenue is primarily attributable to our acquisition and continued ownership of 25 additional operating real properties subsequent to December 31, 2009. Leased square footage of our operating portfolio was approximately 95% as of December 31, 2011, compared to approximately 94% as of December 31, 2010.

Same store base rental revenues decreased for the year ended December 31, 2011 compared to the same period during 2010. The decrease comprises (i) a $1.8 million decrease in our same store office portfolio, (ii) an $854,000 decrease in our same store industrial portfolio, and (iii) a $35,000 decrease in our same store retail portfolio. At the total same store portfolio level, the decrease is due to (i) a $0.20 year-over-year decrease in our average base rent per leased square foot (from $10.14 to $9.94), and (ii) a 0.5% year-over-year decrease in our average leased square feet (from 92.7% to 92.2%).

Same store other rental revenue slightly increased for the year ended December 31, 2011 compared to the same period in 2010. This increase was largely attributable to gains on early lease terminations.

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

Other Operating Expenses

Depreciation and Amortization Expense: Depreciation and amortization expense increased by approximately $29.0 million, or 33%, for the year ended December 31, 2011, compared to the same period in 2010. This increase is primarily attributable to our acquisition and continued ownership of 25 additional operating real properties subsequent to December 31, 2009.

General and Administrative Expenses: General and administrative expenses increased by approximately $1.7 million, or 31%, for the year ended December 31, 2011, compared to the same period in 2010. This increase is primarily attributable to increases in legal fees and other general overhead expenses, related to the growth of the portfolio in addition to legal disputes and unsolicited third party tender offers.

Asset Management and Advisory Fees: Asset management fees paid to our Advisor increased by approximately $1.9 million, or 10%, for the year ended December 31, 2011, compared to the same period in 2010. This increase resulted from our investment activity subsequent to December 31, 2009, including our acquisition of the NOIP Portfolio, partially offset by the disposition of real properties and the repayment of debt related investments subsequent to December 31, 2010.

Acquisition-Related Expenses: Acquisition related expenses, including fees paid to our Advisor, decreased significantly by approximately $17.6 million, or 97%, for the year ended December 31, 2011, compared to the same period in 2010. This expense in the prior year was comprised of acquisition fees paid to our Advisor of approximately $13.5 million and legal expenses, closing fees, transfer taxes and other due diligence costs of approximately $4.7 million, primarily attributable to our acquisition of the NOIP Portfolio.

Impairment of Real Estate Property: During the year ended December 31, 2011, we recorded an impairment charge of $23.5 million on one office property located in the Silicon Valley, California market. This property was disposed during 2012, and accordingly, the impairment charge is included within discontinued operations. See Note 3 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for further discussion of this impairment charge.

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

Other Income (Expenses)

Interest and Other Income: Interest and other income decreased by approximately $2.3 million, or 47%, for the year ended December 31, 2011, compared to the same period in 2010. This decrease is primarily attributable to the sale of our preferred equity securities portfolio and continued deterioration in the performance of our CMBS and CRE-CDO securities portfolio. A significantly reduced average cash balance after our acquisition of the NOIP Portfolio in 2010 and lower average yields on our floating-rate interest-bearing bank accounts and money market mutual fund investments during 2011 also contributed to a decline in interest and other income year-over-year.

Interest Expense: Interest expense increased by approximately $13.9 million, or 19%, for the year ended December 31, 2011, compared to the same period in 2010. This increase resulted primarily from additional mortgage note and other financings we assumed or incurred subsequent to December 31, 2009, partially offset by the effects of repayments of certain of these obligations. Our total borrowings, including financing obligations, increased by 58% to approximately $1.5 billion as of December 31, 2011 from approximately $950.1 million as of December 31, 2009, principally due to financing incurred in connection with our investment activities. The following table further describes our interest expense by debt obligation, including amortization of loan costs, amortization related to our derivatives, and amortization of discounts and premiums, for the years ended December 31, 2011 and 2010 (amounts in thousands).

	For the Year Ended December 31,
	2011	2010
Debt Obligation
Mortgage notes	$82,191	$67,243
Other secured borrowings	3,988	2,462
Line of credit and other unsecured borrowings	186	—
Financing obligations	2,680	5,435

Total interest expense	$89,045	$75,140

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

Loss on Extinguishment of Debt and Financing Commitments: During the year ended December 31, 2010, losses on extinguishment of debt and financing commitments included (i) a loss of approximately $3.9 million principally related to a borrowing commitment that we terminated resulting in a related termination fee and (ii) a $1.2 million loss recognized related to the portion of unamortized loan costs associated with the partial repayment of certain borrowings. During 2011, we recorded losses of approximately $185,000 upon the early repayment of debt related to our disposition of real properties, which is included within discontinued operations.

Discontinued Operations

Results of operations and any gains or losses upon the disposition directly attributable to all properties sold as of December 31, 2012 are presented within Discontinued Operations for all periods presented. During the year ended December 31, 2012, we disposed of three operating properties from our portfolio and included in our 2012 results a net gain realized from the sale of these properties. We owned all of the properties disposed of during 2012 for all of 2011 and 2010. During the year ended December 31, 2011, we disposed of five operating properties from our portfolio, and included in our 2011 results the amount of the gain on a 2010 property sale where we financed the sale with a mortgage loan, related to which we participated in the profit upon the subsequent sale of the property during 2011. Discontinued operations also includes results of operations and gains and losses recorded related to the disposition of these five operating properties in 2011, all of which we owned for all or a portion of 2010. During the year ended December 31, 2010, we sold (i) 12 operating properties from our portfolio, and (ii) one office property that we had previously held an interest in as a mezzanine lender. Eight of these operating properties were purchased and sold during the year ended December 31, 2010.

Liquidity and Capital Resources

Liquidity Outlook

We believe our existing cash balance, our available credit under the Facility, cash from operations, additional proceeds from our Public Offerings, proceeds from the sale of existing investments, and prospective debt or equity issuances will be sufficient to meet our liquidity and capital needs for the foreseeable future, including the next 12 months. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, distribution payments, debt service payments, including debt maturities of approximately $102.9 million, all of which are subject to certain extension options, redemption payments, acquisitions of real property and debt related investments.

In order to maintain a reasonable level of liquidity for redemptions of Class A, Class W and Class I shares pursuant to our Class A, W and I Share Redemption Program, we intend to generally maintain under normal circumstances the following aggregate allocation to liquid assets: (1) 10% of the aggregate NAV of our outstanding Class A, Class W and Class I shares up to $1 billion of collective Class A, Class W and Class I share NAV, and (2) 5% of the aggregate NAV of our outstanding Class A, Class W and Class I shares in excess of $1 billion of collective Class A, Class W and Class I share NAV. However, our board of directors has the right to modify, suspend or terminate our share redemption program if it deems such action to be in the best interest of our stockholders. As of December 31, 2012, the aggregate NAV of our outstanding Class A, Class W and Class I shares was approximately $249,000.

As of December 31, 2012, we had approximately $36.9 million of cash compared to $128.4 million as of December 31, 2011. The following discussion summarizes the sources and uses of our cash during the year ended December 31, 2012, which resulted in the net cash decrease of approximately $91.5 million.

Operating Activities

Net cash provided by operating activities increased slightly by approximately $0.2 million to $94.5 million for the year ended December 31, 2012, compared to net cash provided by operating activities of approximately $94.3 million for the same period in 2011. This increase is primarily due to increased net operating income from our real property portfolio and a decrease in fees paid to our Advisor.

Lease Expirations

Our primary source of funding for our property-level operating expenses and debt service payments is rent collected pursuant to our tenant leases. Our properties are generally leased to tenants for the longer term and as of December 31, 2012, the weighted average remaining term of our leases was approximately 8.0 years, based on contractual remaining base rent, and 5.0 years, based on leased square footage. The following is a schedule of expiring leases for our consolidated operating properties by annualized base rent and square footage as of December 31, 2012 and assuming no exercise of lease renewal options (amounts in thousands).

Year	Lease Expirations
	Number of Leases Expiring	Annualized Base Rent (1)%		Square Feet	%
2013 (2)	111	$10,994	5.0%	1,267	7.4%
2014	104	20,754	9.5%	2,424	14.1%
2015	91	18,396	8.4%	2,227	13.0%
2016	63	28,026	12.9%	1,948	11.3%
2017 (3)	54	55,559	25.5%	3,206	18.7%
2018	34	6,838	3.1%	1,575	9.2%
2019	36	15,670	7.2%	766	4.5%
2020	32	8,922	4.1%	515	3.0%
2021	13	11,180	5.1%	716	4.2%
2021	16	7,443	3.4%	542	3.2%
Thereafter	41	34,283	15.8%	1,990	11.6%

Total	595	$218,065	100.0%	17,176	100.0%

(1)	Annualized base rent represents the annualized monthly base rent of leases executed as of December 31, 2012.
(2)	Includes leases that are on a month-to-month basis at annualized amounts.
(3)	Includes approximately $21.4 million annualized base rent and 594,000 square feet attributable to a lease with Charles Schwab & Co., Inc. (“Charles Schwab”) at one of our office properties located in New Jersey which expires in September 2017. Charles Schwab has subleased all of this area to various other sub-tenants. Approximately $5.8 million and 166,000 square feet are subject to lease agreements which expire subsequent to December 31, 2017. The leases with subtenants will become our direct tenants upon expiration of our lease with Charles Schwab.

Investing Activities

Net cash used in investing activities was approximately $39.5 million for the year ended December 31, 2012, as compared to approximately $89.5 million provided by investing activities for the same period in 2011. The majority of cash used in investing activities during 2012 was due to our investment in 15 debt related investments during the year and other capital expenditures, partially offset by cash provided from the sale of three operating properties during the year. The majority of cash provided by investing activities during 2011 was due to the sale of four operating properties and the repayment of three of our debt related investments during 2011, partially offset by the purchase of two operating properties and other capital expenditures during 2011.

Real Estate Dispositions

During the year ended December 31, 2012, we disposed of three operating real properties for total net proceeds of approximately $10.8 million, from which we received net investing cash flows of approximately $7.1 million. During the year ended December 31, 2011, we disposed of five operating real properties for total net proceeds of approximately $140.6 million, from which we received net investing cash flows of approximately $81.7 million. See Note 3 to our financial statements, beginning on page F-1 of this annual report on Form 10-K for further discussion of this disposition activity.

Debt Related Investments

During the year ended December 31, 2012, we used cash proceeds of approximately $40.0 million to invest in 15 debt related investments, all of which were structured as mortgage notes, except for one which was structured as a mezzanine loan. Additionally, we received full repayment of three debt investments, all of which were structured as mortgage notes, during the year ended December 31, 2012 which resulted in net cash proceeds of approximately $5.9 million, after the repayment of borrowings secured by the investments.

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

See Note 4 to our financial statements, beginning on page F-1 of this annual report on Form 10-K for further discussion of this debt related investment activity.

Financing Activities

Net cash used in financing activities was approximately $146.6 million for the year ended December 31, 2012, compared to net cash used in financing activities of approximately $138.9 million during the same period in 2011. The majority of cash used for financing activities in 2012 comprised (i) principal repayments of outstanding mortgage notes and other secured borrowings, (ii) distributions to common stockholders and noncontrolling interests, and (iii) redemptions of common shares and noncontrolling interests, partially offset by borrowings on the Facility and repurchase facilities. See “Significant Transactions During the Year Ended December 31, 2012 — Repayment of Mortgage Notes — Term Loan and Line of Credit” and Note 5 beginning on page F-1 of this annual report on Form 10-K for further discussion of these transactions. The majority of cash used for financing activities in 2011 related to distributions to common stockholders and the redemption of common shares, with lesser amounts used to repay mortgage note borrowings, offset by the receipt of cash from incremental other secured borrowings.

We have offered and will continue to offer Class E shares of common stock through the Class E DRIP Offering. The amount raised under the Class E DRIP Offering decreased by approximately $11.2 million to approximately $34.5 million for the year ended December 31, 2012, from approximately $45.7 million for the same period in 2011. On July 12, 2012, we commenced the Offering. As of December 31, 2012, we had not raised any proceeds in the Offering, and we cannot provide assurance that this offering will be successful. We raised a negligible amount of proceeds from the sale of Class A, Class W, and Class I shares of common stock in connection with a private placement transaction during the year ended December 31, 2012.

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

For the years ended December 31, 2012, 2011, and 2010, we incurred rent obligations of approximately $1.1 million, $2.4 million, and $4.9 million, respectively, under our lease agreements with the investors who have participated in our Operating Partnership’s private placements. The lease agreement in place as of December 31, 2012 expires in June 2019.

During the year ended December 31, 2011, we exercised our option to acquire, at fair value, approximately $31.9 million of previously sold fractional interests in two properties for approximately 3.6 million Class E OP Units issued at a weighted average price of $8.86 per Class E OP Unit in accordance with the purchase option agreement. The result of this activity was a net decrease in our financing obligations of approximately $31.5 million for the year ended December 31, 2011 and an increase in noncontrolling interest of approximately $28.6 million.

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

Distributions declared payable to common stockholders decreased approximately $21.4 million to approximately $84.3 million for the year ended December 31, 2012 from approximately $105.7 million for the same period in 2011. Such distributions were paid following the respective quarters for which they were declared. Approximately $53.3 million and $62.6 million, respectively, were paid in cash and approximately $30.9 million and $50.6 million, respectively, were reinvested in shares of our common stock pursuant to our distribution reinvestment plan.

Redemptions

During the years ended December 31, 2012 and 2011, we redeemed approximately 9.2 million and 5.8 million Class E shares, respectively, of common stock, the significant majority of which were redeemed pursuant to our Class E share redemption program. Cash used to redeem such shares increased approximately $16.8 million to $65.2 million during the year ended December 31, 2012, from $48.4 million for the same period in 2011. We have not redeemed any Class A, Class W, or Class I shares of common stock. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Programs and Other Redemptions” of this Annual Report on Form 10-K for a description of our share redemption programs and other redemptions. In addition to the above-mentioned redemptions, during the years ended December 31, 2012 and 2011, we redeemed approximately 2.0 million and 195,000 OP Units from our OP Unit holders for approximately $12.8 million and $1.8 million, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. There are no lines of credit, side agreements, or any other derivative financial instruments related to or between our unconsolidated joint venture and us, and we believe we have no material exposure to financial guarantees.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2012, specifically our obligations under mortgage note agreements and operating lease agreements (amounts in thousands).

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings (1)	$2,003,522	$182,985	$436,843	$907,527	$476,167
Financing Obligations (2)	8,281	1,224	2,471	2,626	1,960

Total	$2,011,803	$184,209	$439,314	$910,153	$478,127

(1)	Includes principal and interest payments due for our mortgage notes and other secured and unsecured borrowing obligations.
(2)	As of December 31, 2012, we had operating master lease obligations relating to one property, in connection with our Operating Partnership’s private placement offerings of fractional interests. These amounts represent rental payments due under the related master lease schedule.

Subsequent Events

Departure of Certain Officer; Appointment of Certain Officer

On December 19, 2012, our board of directors appointed Jeffrey L. Johnson to serve as Chief Executive Officer, effective no later than January 16, 2013. Mr. Johnson became an employee of an affiliate of our advisor, Dividend Capital Total Advisors LLC, effective January 16, 2013.

Guy M. Arnold resigned as President effective immediately prior to the date that Mr. Johnson became the Chief Executive Officer in order to pursue other opportunities.

See our Form 8-K filed with the Commission on December 21, 2012 for additional information regarding this activity.

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

Judgments made by us with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a variable interest entity involve consideration of various factors, including the form of our ownership interest, the size of our investment (including loans), our ability to direct the activities of the entity, and our obligation to absorb the losses of, or, our right to receive benefits from the entity. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our financial statements and, consequently, our financial position and specific items in our results of operations that are used by our stockholders, lenders and others in their evaluation of us. As of December 31, 2012 and 2011, we consolidated approximately $654.0 million and $544.6 million, respectively, in real property investments, before accumulated depreciation and amortization of approximately $133.7 million and $112.8 million, respectively, and approximately $419.5 million and $349.1 million, respectively, in mortgage note borrowings associated with our consolidated variable interest entities. The maximum risk of loss related to our investment in these consolidated variable interest entities is limited to our recorded net investments in such entities. The creditors of the consolidated variable interest entities do not have recourse to our general credit.

Generally, we consolidate real estate partnerships and other entities that are not variable interest entities when we own, directly or indirectly, a majority voting interest in the entity.

Revenue Recognition — Real Property

We record rental revenue for the full term of each lease on a straight-line basis. Certain properties have leases that offer the tenant a period of time where no rent is due or where rent payments increase during the term of the lease. Accordingly, we record a receivable from tenants for rent that we expect to collect over the remaining lease term rather than currently, which is recorded as straight-line rents receivable. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation. For the years ended December 31, 2012, 2011 and 2010, the total increase to rental revenue due to straight-line rent adjustments was approximately $8.2 million, $9.9 million, and $7.9 million, respectively.

Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as rental revenue. Tenant recovery income recognized as rental revenue for the years ended December 31, 2012, 2011 and 2010 was approximately $33.2 million, $30.9 million, and $28.8 million, respectively.

Revenue Recognition — Debt Related Investments

Interest income on debt related investments is recognized over the life of the investment using the effective interest method and is recognized on an accrual basis. Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan. Anticipated exit fees, where collection is expected, are also recognized over the term of the debt related investment. A debt related investment is considered to be non-performing and is placed on non-accrual status when it becomes delinquent and management determines it is probable that it will be unable to collect all amounts due according to contractual terms. While on non-accrual status, debt related investments are accounted for on a cash basis, where interest income is recognized only upon actual receipt of cash. Non-accrual debt investments are returned to accrual status when they become contractually current and management believes it will collect all amounts contractually due.

Impairment — Real Property

We review our investments in real property individually on a quarterly basis, and more frequently when such an evaluation is warranted, to determine their appropriate classification, as well as whether there are indicators of impairment. The investments in real property are either classified as held for sale or held and used.

As of December 31, 2012, all of our properties are classified as held and used. These held and used assets are reviewed for indicators of impairment, which may include, among others, vacancy, each tenant’s inability to make rent payments, operating losses or negative operating trends at the property level, notification by a tenant that it will not renew its lease, a decision to dispose of a property, including a change in estimated holding periods, or adverse changes in the fair value of any of our properties. If indicators of impairment exist on a held and used asset, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is greater than the current net book value, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is less than its current net book value, we recognize an impairment loss for the difference between the net book value of the property and its estimated fair value. If a property is classified as held for sale, we recognize an impairment loss if the current net book value of the property exceeds its fair value less selling costs. If our assumptions, projections or estimates regarding a property change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the property.

During the year ended December 31, 2012, we recorded a $5.7 million impairment related to an industrial property held in a joint venture in which we do not act as the managing partner. This property is included in a portfolio of industrial properties held in the same joint venture that serves as collateral for a cross-collateralized senior mortgage note. Subsequent to December 31, 2012, we began to consider possible disposition opportunities for this portfolio of industrial properties. Such disposition opportunities caused us to significantly reduce our estimated holding period for these properties, triggering impairment recognition based on our estimate of future cash flows from the operation and disposition of these properties. This portfolio of industrial properties is classified as held and used as of December 31, 2012 since the criteria to classify this portfolio as held for sale were not met as of this date. Accordingly, the impairment charge is included within loss from continuing operations.

During the year ended December 31, 2011, we determined that one of our office properties that we held in a joint venture in which we were not the managing partner, located in the Silicon Valley market, was unlikely to generate cash flows during our estimated investment period sufficient to recover our net book basis as of December 31, 2011. The primary factor leading to this determination was our determination that the market rental rate we could obtain, and the low demand for office space in the particular sub market in which the building is located, did not support our recorded carrying value. As a result of our review and based on our estimate of future cash flow and fair value of the office property, we recognized an impairment charge of approximately $23.5 million to adjust the carrying value to our estimate of fair value as of December 31, 2011. We disposed of that property during the year ended December 31, 2012, and accordingly, the impairment charge is included within discontinued operations.

Impairment — Debt Related Investments

We review our debt related investments on a quarterly basis, and more frequently when such an evaluation is warranted, to determine if impairment exists. A debt related investment is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the agreement. When a loan is deemed impaired, the impairment is measured based on the expected future cash flows discounted at the loan’s effective interest rate. As a practical expedient, the Financial Accounting Standards Board (the “FASB”) issued ASC Topic 310, Receivables (“ASC Topic 310”) which permits a creditor to measure impairment based on the fair value of the collateral of an impaired collateral-dependent loan or to measure impairment based on an observable market price for the impaired loan as an alternative to discounting expected future cash flows. Regardless of the measurement method, a creditor should measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

We did not record any provisions for loan losses during the year ended December 31, 2012.

During 2011, we recognized provision losses of approximately $23.0 million related to two of our debt related investments due to our determination that there has been or it is probable that there will be a disruption of cash flows, in timing or amount, and the resulting estimated discounted cash flows from our investments is less than our carrying value. During the year ended December 31, 2012, we wrote off the provision for loss on debt related investments of approximately $20.0 million related to a mezzanine debt investment that we foreclosed upon, as further discussed in Note 3 and Note 4 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

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

For derivative instruments designated as cash flow hedges, the changes in the fair value of the derivative instrument that represent changes in expected future cash flows that are effectively hedged by the derivative instrument are initially reported as other comprehensive income (loss) in the statement of equity until the derivative instrument is settled. Upon settlement, the effective portion of the hedge is recognized as other comprehensive income (loss) and amortized over the term of the designated cash flow or transaction the derivative instrument was intended to hedge. The change in value of any derivative instrument that is deemed to be ineffective is charged directly to earnings when the determination of ineffectiveness is made. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For purposes of determining hedge ineffectiveness, management estimates the timing and potential amount of future fixed-rate debt issuances each quarter in order to estimate the cash flows of the designated hedged item or transaction. Management considers the likelihood of the timing and amount of entering into such forecasted transactions when determining the expected future fixed-rate debt issuances. We do not use derivative instruments for trading or speculative purposes. Additionally, we have an interest rate collar that is not designated as a hedge pursuant to the requirements of ASC Topic 815. This derivative is not speculative and is used to manage exposure to interest rate volatility. We classify cash paid to settle our forward starting swaps as financing activities in our statements of cash flows.

New Accounting Pronouncements

In December 2011, the FASB issued a scope clarification (the “Accounting Standards Update”) that requires that a reporting entity that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt to apply the Property, Plant, and Equipment — Real Estate Sales guidance, as opposed to Consolidation guidance, to determine whether to derecognize assets and liabilities of that subsidiary. The clarification provides that a reporting entity should continue to include the real estate, debt, and results of the subsidiary’s operations in its consolidated financial statements until the legal title to the real estate is transferred to legally satisfy the debt. This Accounting Standards Update is effective prospectively for us for a deconsolidation event that takes place in fiscal years, and interim periods within those years, beginning on or after June 15, 2012, and does not contain additional disclosure requirements. The adoption of this guidance did not have a material effect on our consolidated financial statements, as our deconsolidation accounting policy was consistent with the clarified guidance.

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

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. This new guidance requires the components of net income and other comprehensive income to be either presented in one continuous statement or in two separate but consecutive statements. This new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance was effective for us beginning January 1, 2012, with early adoption permitted. As this guidance only amends the presentation of the components of comprehensive income, the adoption did not have an impact on our consolidated financial position or results of operations. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Effective December 31, 2011, we changed our presentation of comprehensive income (loss) to a single continuous financial statement with the statement of income (loss) in connection with our adoption of the related new accounting pronouncement. Effective December 31, 2012, we changed our presentation of comprehensive income (loss) from a single continuous financial statement with the statement of income (loss) to a separate financial statement, immediately following the statement of income (loss).

In April 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. This new guidance, which was effective for us beginning January 1, 2012, amends current U.S. GAAP fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The adoption did not have a material impact on our consolidated financial position or results of operations.

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

As of December 31, 2012, the outstanding principal balance of variable rate debt investments indexed to LIBOR rates was $78.1 million. If the LIBOR rates relevant to our variable rate debt investments were to decrease 10%, we estimate that our annual interest income would decrease by approximately $16,000 based on the LIBOR rates and our outstanding floating-rate debt investments as of December 31, 2012.

As of December 31, 2012, the fair value of our fixed rate debt was $1,214.4 million and the carrying value of our fixed rate debt was $1,160.0 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of December 31, 2012. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of December 31, 2012, we had approximately $459.4 million of variable rate borrowings outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our remaining variable rate borrowings were to increase 10%, we estimate that our annual interest expense would increase by approximately $96,000 based on our outstanding floating-rate debt as of December 31, 2012.

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

The report of the independent registered public accounting firm and the financial statements listed in the accompanying index are included in “Item 15. Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K. See “Index to Consolidated Financial Statements” on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2012, to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Our internal control over financial reporting is a process designed under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.

During 2012, management conducted an evaluation of the effectiveness of our internal control over financial reporting, based upon criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls, and a conclusion on this evaluation. Based upon this evaluation, management determined that our internal control over financial reporting is effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control procedures that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

We will file a definitive Proxy Statement for our 2013 Annual Meeting of Stockholders (the “Proxy Statement”) with the Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

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

The information regarding the Company’s Code of Business Conduct and Ethics is incorporated herein by reference from the section entitled “Corporate Governance” in our Proxy Statement.

The information regarding the Company’s procedures by which stockholders may recommend nominees to the Company’s Board of Directors is incorporated herein by reference from the section entitled “Advance Notice for Stockholder Nominations and Proposals for the 2014 Annual Meeting” in our Proxy Statement.

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

Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plan are incorporated herein by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Incentive Plan” in our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled “Certain Relationships and Related Party Transactions” in our Proxy Statement.

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

(b) Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description

3.1	Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed March 21, 2012

3.2	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.3	Articles Supplementary (Class A shares), incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.4	Articles Supplementary (Class W shares), incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.5	Articles Supplementary (Class I shares), incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.6	Third Amendment and Restated Bylaws, incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K, filed July 12, 2012

4.1	Fourth Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed July 12, 2012

4.2	Class E Share Redemption Program, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed July 12, 2012

4.3	Class A, W and I Share Redemption Program, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed July 12, 2012

4.4	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K, filed March 21, 2012

10.1	Eighth Amended and Restated Advisory Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 12, 2012

10.2	Fourth Amended and Restated Operating Partnership Agreement of Dividend Capital Total Realty Operating Partnership LP, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 12, 2012

Exhibit Number	Description

10.3	Amendment No. 1 to Fourth Amended and Restated Operating Partnership Agreement of Dividend Capital Total Realty Operating Partnership LP, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 13, 2012

10.4	Special Unit Repurchase Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed July 12, 2012

10.5	Credit Agreement, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed December 21, 2012

10.6	Dealer Manager Agreement, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed July 12, 2012

10.7	Form of Selected Dealer Agreement, incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K, filed July 12, 2012

10.8	Amended and Restated Dealer Manager Agreement, including Form of Selected Dealer Agreement*

21	Subsidiaries of the registrant*

23.1	Consent of KPMG LLP*

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Valuation Procedures*

99.2	Consent of Altus Group U.S., Inc.*

101.1	The following information from this Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity; and (iv) Consolidated Statements of Cash Flows*

*	Filed or furnished herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dividend Capital Diversified Property Fund Inc.:

We have audited the accompanying consolidated balance sheets of Dividend Capital Diversified Property Fund Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income (loss), comprehensive income (loss), equity and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dividend Capital Diversified Property Fund Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

March 19, 2013

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

	As of December 31,
	2012	2011
ASSETS
Investments in real property	$2,819,550	$2,724,684
Accumulated depreciation and amortization	(482,782)	(361,357)

Total net investments in real property*	2,336,768	2,363,327
Debt related investments, net	187,321	92,247

Total net investments	2,524,089	2,455,574
Cash and cash equivalents	36,872	128,447
Restricted cash	32,968	29,735
Other assets, net	65,325	56,663

Total Assets	$2,659,254	$2,670,419

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$53,221	$42,576
Unsecured borrowings	300,000	—
Mortgage notes and other secured borrowings**	1,319,452	1,481,503
Financing obligations	18,176	18,310
Intangible lease liabilities, net	88,331	92,767
Other liabilities	38,547	35,994

Total Liabilities	1,817,727	1,671,150
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 178,127,559*** and 182,331,424 shares issued and outstanding, as of December 31, 2012 and December 31, 2011, respectively	1,781	1,823
Additional paid-in capital	1,610,996	1,640,336
Distributions in excess of earnings	(850,885)	(744,365)
Accumulated other comprehensive loss	(16,196)	(18,536)

Total stockholders’ equity	745,696	879,258
Noncontrolling interests	95,831	120,011

Total Equity	841,527	999,269

Total Liabilities and Equity	$2,659,254	$2,670,419

*	Includes approximately $520.3 million and $431.8 million, after accumulated depreciation and amortization, in consolidated real property variable interest entity investments as of December 31, 2012 and 2011, respectively.
**	Includes approximately $419.5 million and $349.1 million in mortgage notes of consolidated real property variable interest entity investments as of December 31, 2012 and 2011, respectively.
***	Includes 178,090,434 shares of Class E common stock, 12,375 shares of Class A common stock, 12,375 shares of Class W common stock, and 12,375 shares of Class I common stock issued and outstanding as of December 31, 2012, and 182,331,424 shares of Class E common stock and no shares of Class A, Class W, or Class I common stock issued and outstanding as of December 31, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share information)

	For the Years Ended December 31,
	2012	2011	2010
REVENUE:
Rental revenue	$265,841	$247,561	$196,308
Debt related income	9,409	11,107	14,961

Total Revenue	275,250	258,668	211,269

EXPENSES:
Rental expense	61,561	50,912	45,097
Real estate depreciation and amortization expense	128,280	118,329	89,304
General and administrative expenses	8,247	7,318	5,606
Asset management and advisory fees, related party	17,659	20,854	18,945
Acquisition-related expenses*	325	610	18,185
Provision for loss on debt related investments	—	23,037	1,278
Impairment of real estate property	5,700	—	—
Other-than-temporary impairment on securities	—	3,369	5,387

Total Operating Expenses	221,772	224,429	183,802

Other Income (Expenses):
Interest and other income	1,364	2,526	4,785
Interest expense	(93,023)	(89,045)	(75,140)
Loss on extinguishment of debt and financing commitments	(5,650)	—	(5,075)
Gain on disposition of securities	—	—	39,870

Loss from continuing operations	(43,831)	(52,280)	(8,093)
Discontinued operations, net of taxes**	21,460	(12,286)	(14,314)

Net loss	(22,371)	(64,566)	(22,407)
Net (income) loss attributable to noncontrolling interests	110	6,886	1,705

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(22,261)	$(57,680)	$(20,702)

Net income (loss) per basic and diluted common share:
Continuing operations	$(0.22)	$(0.26)	$(0.04)
Discontinued Operations	$0.10	$(0.05)	$(0.07)

NET LOSS PER BASIC AND DILUTED COMMON SHARE	$(0.12)	$(0.31)	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	181,982	183,813	184,215

Diluted	197,244	197,377	193,773

Distributions declared per common share	$0.4625	$0.5750	$0.6000

*	Includes $0, $218,000, and $13.5 million paid to our Advisor for the years ended December 31, 2012, 2011 and 2010, respectively.
**	Includes $101,000, $1.6 million, and $2.1 million paid to our Advisor for fees associated with the disposition of real properties during the years ended December 31, 2012, 2011 and 2010, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
Net Loss	$(22,371)	$(64,566)	$(22,407)
Other Comprehensive Income (Loss):
Net unrealized change from available-for-sale securities	(1,426)	1,260	(28,864)
Unrealized change from cash flow hedging derivatives	3,963	2,837	2,499

Comprehensive loss	(19,834)	(60,469)	(48,772)
Comprehensive (income) loss attributable to noncontrolling interests	(87)	6,605	2,867

COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(19,921)	(53,864)	(45,905)

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances, December 31, 2009	182,839	1,828	1,646,185	(449,849)	2,851	71,571	1,272,586

Comprehensive income (loss):
Net loss	—	—	—	(20,702)	—	(1,705)	(22,407)
Net unrealized change from available-for-sale securities	—	—	—	—	(27,579)	(1,285)	(28,864)
Unrealized change from cash flow hedging derivatives	—	—	—	—	2,376	123	2,499

Common stock:
Issuance of common stock, net of offering costs	5,526	55	52,078	—	—	—	52,133
Redemptions of common stock	(5,648)	(56)	(54,043)	—	—	—	(54,099)
Amortization of stock based compensation	—	—	29	—	—	—	29
Distributions on common stock	—	—	—	(110,430)	—	—	(110,430)
Noncontrolling interests:
Contributions of noncontrolling interests	—	—	—	—	—	53,604	53,604
Distributions to noncontrolling interests	—	—	—	—	—	(8,077)	(8,077)

Balances, December 31, 2010	182,717	1,827	1,644,249	(580,981)	(22,352)	114,231	1,156,974

Comprehensive income (loss):
Net loss	—	—	—	(57,680)	—	(6,886)	(64,566)
Net unrealized change from available-for-sale securities	—	—	—	—	1,174	86	1,260
Unrealized change from cash flow hedging derivatives	—	—	—	—	2,642	195	2,837

Common stock:
Issuance of common stock, net of offering costs	5,274	53	45,749	—	—	—	45,802
Conversion of OP Units to common stock	118	1	977	—	—	(978)	—
Redemptions of common stock	(5,778)	(58)	(48,308)	—	—	—	(48,366)
Amortization of stock based compensation	—	—	22	—	—	—	22
Distributions on common stock	—	—	—	(105,704)	—	—	(105,704)

Noncontrolling interests:
Contributions of noncontrolling interests	—	—	—	—	—	28,065	28,065
Distributions to noncontrolling interests	—	—	—	—	—	(10,470)	(10,470)
Buyout of noncontrolling interest from Joint Venture partner	—	—	(2,353)	—	—	(4,232)	(6,585)

Balances, December 31, 2011	182,331	$1,823	$1,640,336	$(744,365)	$(18,536)	$120,011	$999,269

Comprehensive income (loss):
Net loss	—	—	—	(22,261)	—	(110)	(22,371)
Net unrealized change from available-for-sale securities	—	—	—	—	(1,315)	(111)	(1,426)
Unrealized change from cash flow hedging derivatives	—	—	—	—	3,655	308	3,963

Common stock:
Issuance of common stock, net of offering costs	4,711	47	34,877	—	—	—	34,924
Conversion of OP Units to common stock	269	3	2,270	—	—	(2,273)	—
Redemptions of common stock	(9,183)	(92)	(65,066)	—	—	—	(65,158)
Amortization of stock based compensation	—	—	7	—	—	—	7
Distributions on common stock	—	—	—	(84,259)	—	—	(84,259)

Noncontrolling interests:
Contributions of noncontrolling interests	—	—	—	—	—	1,053	1,053
Distributions to noncontrolling interests	—	—	—	—	—	(8,617)	(8,617)
Redemptions of noncontrolling interests	—	—	—	—	—	(12,785)	(12,785)
Buyout of noncontrolling interest from Joint Venture partner	—	—	(1,428)	—	—	(1,645)	(3,073)

Balances, December 31, 2012	178,128	$1,781	$1,610,996	$(850,885)	$(16,196)	$95,831	$841,527

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES:
Net loss	$(22,371)	$(64,566)	$(22,407)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate depreciation and amortization expense	129,116	126,890	98,009
Gain on disposition of securities	—	—	(39,870)
Provision for loss on debt related investments	—	23,037	1,278
Unrealized impairment loss on real property	5,700	23,500	3,900
(Gain) loss on disposition of real property	(21,144)	(13,588)	10,627
Other depreciation and amortization	10,202	5,584	3,984
Other adjustments to reconcile loss to net cash provided by operating activities	4,622	4,257	12,535
Changes in operating assets and liabilities	(11,638)	(10,772)	(17,856)

Net cash provided by operating activities	94,487	94,342	50,200

INVESTING ACTIVITIES:
Acquisition of real property	—	(21,456)	(1,338,922)
Capital expenditures in real property	(21,456)	(11,850)	(2,284)
Proceeds from unconsolidated joint venture	—	—	17,000
Proceeds from disposition of real property	7,081	81,651	32,182
Disposition of real estate securities	—	—	72,901
Investment in debt related investments	(39,958)	—	(75,359)
Principal collections on debt related investments	7,300	43,605	103
Other investing activities	7,568	(2,493)	(2,628)

Net cash provided by (used in) investing activities	(39,465)	89,457	(1,297,007)

FINANCING ACTIVITIES:
Mortgage note proceeds	15,126	—	863,995
Mortgage note principal repayments	(291,281)	(11,109)	(40,173)
Net proceeds from revolving line of credit borrowings	30,000	—	—
Proceeds from term loan borrowings	270,000	—	—
Proceeds from other secured borrowings	—	19,162	205,639
Repayment of other secured borrowings	(27,461)	(471)	(88,723)
Redemption of common shares	(53,916)	(62,588)	(54,839)
Distributions to common stockholders	(57,005)	(64,458)	(57,886)
Distributions to noncontrolling interest holders	(9,230)	(10,408)	(7,377)
(Increase) decrease in deferred financing costs	(4,985)	(1,743)	(17,050)
(Increase) decrease in restricted cash	—	(51)	13,290
Redemption of OP Unit holder interest	(11,944)	(824)	(680)
Other financing activities	(5,901)	(6,421)	(616)

Net cash (used in) provided by financing activities	(146,597)	(138,911)	815,580

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(91,575)	44,888	(431,227)

CASH AND CASH EQUIVALENTS, beginning of period	128,447	83,559	514,786
CASH AND CASH EQUIVALENTS, end of period	$36,872	$128,447	$83,559

Supplemental Disclosure of Cash Flow Information:
Assumed mortgage	$124,800	$—	$—
Amount issued pursuant to the distribution reinvestment plan	$34,491	$45,732	$52,573
Cash paid for interest	$87,935	$84,113	$72,320
Issuances of OP Units for beneficial interests	$—	$28,597	$58,934
Non-cash repayment of mortgage note and other secured borrowings	$63,253	$120,029	$298,912
Non-cash principal collection on debt related investments	$17,778	$61,103	$—
Non-cash origination of debt related investments	$82,343	$—	$16,470
Non-cash investment in real property	$125,854	$—	$—
Non-cash disposition of real property	$46,282	$—	$—
Non-cash origination of repurchase facility	$96,534	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

On July 12, 2012, the Securities and Exchange Commission (the “Commission”) declared effective our Registration Statement on Form S-11 (Registration Number 333-175989) (the “Registration Statement”). Immediately thereafter, we changed our name from Dividend Capital Total Realty Trust Inc. to Dividend Capital Diversified Property Fund Inc. The Registration Statement applies to the offer and sale (the “Offering”) of up to $3,000,000,000 of our shares of common stock, of which $2,250,000,000 of shares are expected to be offered to the public in a primary offering and $750,000,000 of shares are expected to be offered to our stockholders pursuant to an amended and restated distribution reinvestment plan (subject to our right to reallocate such amounts). In the Offering, we are offering to the public three new classes of shares: Class A shares, Class W shares and Class I shares with net asset value (“NAV”) based pricing. See Part II, Item 5 and Exhibit 99.1 of this Annual Report on Form 10-K for a description of our valuation procedures and valuation components, including important disclosure regarding real property valuations provided by Altus Group U.S., Inc., an independent valuation firm. Our NAV is not audited by our independent registered public accounting firm. Selling commissions, dealer manager fees, and distribution fees are allocated to Class A shares, Class W shares, and Class I shares on a class-specific basis and differ for each class, even when the NAV of each class is the same. We are offering to sell any combination of Class A shares, Class W shares and Class I shares with a dollar value up to the maximum offering amount. We continue to sell shares of our unclassified common stock, which we refer to as “Class E” shares, pursuant to our distribution reinvestment plan offering registered on our Registration Statement on Form S-3 (Registration Number 333-162636). In the event of a liquidation event, such assets, or the proceeds therefrom, will be distributed ratably in proportion to the respective NAV for each class until the NAV for each class has been paid. Other than differing allocable fees and expenses and liquidation rights, Class E shares, Class A shares, Class W shares, and Class I shares have identical rights and privileges.

We are currently invested in a diverse portfolio of real properties and real estate-related debt investments. Our investment in real property consists of office, industrial, and retail properties, located in the United States. Additionally, we are invested in certain real estate-related debt investments, including originating and participating in mortgage loans secured by real estate, junior portions of first mortgages on commercial properties (“B-notes”), mezzanine debt and other related investments (herein referred to as “debt related investments”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Due to our control of our Operating Partnership through our sole general partnership interest and the limited rights of the limited partners, we consolidate our Operating Partnership, and limited partner interests not held by us are reflected as noncontrolling interests in the accompanying consolidated financial statements (herein referred to as “financial statements”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Reclassifications

Certain amounts included in the accompanying financial statements for 2011 and 2010 have been reclassified to conform to the 2012 financial statement presentation. Statement of income (loss) amounts for properties disposed of have been reclassified to discontinued operations for all periods presented. Certain disclosures related to statement of income (loss) items in the accompanying footnotes exclude amounts that have been reclassified to discontinued operations. In addition, effective December 31, 2011, we changed our presentation of comprehensive income (loss) in connection with our adoption of a related new accounting pronouncement. See “New Accounting Pronouncements” under this Note 2 to our financial statements for additional information regarding this new accounting pronouncement. Effective December 31, 2012, we changed our presentation of comprehensive income (loss) from a single continuous financial statement with the statement of income (loss) to a separate financial statement, immediately following the statement of income (loss).

Investments

Real Property

Costs associated with the acquisition of real property, including acquisition fees paid to our Advisor, are expensed as incurred. In addition, we estimate the fair value of contingent consideration and contingencies related to acquisitions of real property in determining the total cost of the property acquired. Subsequent changes in the fair value of such contingent consideration are recorded either as a gain or loss in our statement of operations. Contingencies are subsequently adjusted through the statement of income (loss) when new information becomes available indicating that settlement of a contingent liability is probable and can be estimated at an amount greater than the acquisition date fair value, or the contingency is resolved, in which case the contingent asset or liability is derecognized.

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

Upon acquisition, the total cost of a property is allocated to land, building, building and land improvements, tenant improvements and intangible lease assets and liabilities. The allocation of the total cost to land, building, building improvements and tenant improvements is based on our estimate of the property’s as-if vacant fair value. The as-if vacant fair value is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The difference between the fair value and the face value of debt assumed in an acquisition is recorded as an adjustment to the purchase price allocation. The allocation of the total cost of a property to an intangible lease asset includes the value associated with the in-place leases, which may include lost rent, leasing commissions, tenant improvements, legal and other costs.

We record acquired “above-market” and “below-market” leases at their fair value equal to the difference between the contractual amounts to be paid pursuant to each in-place lease and our estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining term of the lease plus the term of any below-market fixed-rate renewal option periods for below-market leases. In addition, we allocate a portion of the purchase price of an acquired property to the estimated value of customer relationships, if any. As of December 31, 2012, we had not recognized any estimated value to customer relationships.

Intangible in-place lease assets are amortized over the corresponding lease term. Above-market lease assets are amortized as a reduction in rental revenue over the corresponding lease term. Below-market lease liabilities are amortized as an increase in rental revenue over the corresponding lease term, plus any applicable below-market fixed-rate renewal option periods. The following table summarizes the amounts that we have incurred in amortization expense for intangible lease assets and adjustments to rental revenue for above-market lease assets and below-market lease liabilities for the years ended December 31, 2012, 2011 and 2010 (amounts in thousands).

	2012	2011	2010
Above-market lease assets	$(8,032)	$(8,114)	$(5,354)
Below-market lease liabilities	9,566	8,886	6,911

Net rental revenue increase	$1,534	$772	$1,557

Intangible lease asset amortization	$80,701	$73,523	$53,126

We expense any unamortized intangible lease asset or record an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability when a tenant terminates a lease before the stated lease expiration date. We recorded a negligible amount of adjustments related to write-offs of unamortized intangible lease assets and liabilities due to early lease terminations during the years ended December 31, 2012, 2011 and 2010.

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

The following table presents expected amortization during the next five years and thereafter related to the acquired above-market lease assets, below-market lease liabilities and acquired in-place lease intangibles, for properties owned as of December 31, 2012 (amounts in thousands).

	2013	2014	2015	2016	2017	Thereafter	Total
Acquired below-market lease liabilities	$8,230	$7,411	$6,333	$5,663	$5,454	$55,240	$88,331
Acquired above-market lease assets	(7,735)	(7,203)	(6,654)	(6,624)	(4,038)	(4,531)	(36,785)

Net rental revenue increase (decrease)	$495	$208	$(321)	$(961)	$1,416	$50,709	$51,546

Acquired in-place lease intangible amortization	$70,844	$54,064	$44,638	$41,337	$25,150	$49,472	$285,505

Discontinued Operations

Discontinued operations represent properties that we have either disposed of or have classified as held for sale if both the operations and cash flows of the property have been or will be eliminated from our ongoing operations as a result of the disposal transaction and if we will not have any significant continuing involvement in the operations of the property after the disposal transaction. The results of operations of properties that have been classified as discontinued operations are also reported as discontinued operations for all periods presented. We classify a property as held for sale when certain criteria are met. At such time, the respective assets and liabilities are presented separately on our balance sheets and depreciation is no longer recognized. Assets held for sale are reported at the lower of their carrying amount or their estimated fair value less the costs to sell the assets. As of December 31, 2012, all of our real properties are classified as held and used.

Debt Related Investments

Debt related investments are considered to be held for investment, as we have both the intent and ability to hold these investments until maturity. Accordingly, these assets are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments and unfunded commitments unless such loans or investments are deemed to be impaired.

Revenue Recognition

Revenue Recognition — Real Property

We record rental revenue for the full term of each lease on a straight-line basis. Certain properties have leases that offer the tenant a period of time where no rent is due or where rent payments increase during the term of the lease. Accordingly, we record a receivable from tenants for rent that we expect to collect over the remaining lease term rather than currently, which is recorded as straight-line rents receivable. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation. For the years ended December 31, 2012, 2011 and 2010, the total increase to rental revenue due to straight-line rent adjustments was approximately $8.2 million, $9.9 million, and $7.9 million, respectively.

Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as rental revenue. Tenant recovery income recognized as rental revenue for the years ended December 31, 2012, 2011 and 2010 was approximately $33.2 million, $30.9 million, and $28.8 million, respectively.

Revenue Recognition — Debt Related Investments

Interest income on debt related investments is recognized over the life of the investment using the effective interest method and is recognized on an accrual basis. Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan. Anticipated exit fees, where collection is expected, are also recognized over the term of the debt related investment. A debt related investment is considered to be non-performing and is placed on non-accrual status when it becomes delinquent and management determines it is probable that it will be unable to collect all amounts due according to contractual terms. While on non-accrual status, debt related investments are accounted for on a cash basis, where interest income is recognized only upon actual receipt of cash. Non-accrual debt investments are returned to accrual status when they become contractually current and management believes it will collect all amounts contractually due.

Impairment

Impairment — Real Property

We review our investments in real property individually on a quarterly basis, and more frequently when such an evaluation is warranted, to determine their appropriate classification, as well as whether there are indicators of impairment. The investments in real property are either classified as held for sale or held and used.

As of December 31, 2012, all of our properties are classified as held and used. These held and used assets are reviewed for indicators of impairment, which may include, among others, each tenant’s inability to make rent payments, operating losses or negative operating trends at the property level, notification by a tenant that it will not renew its lease, a decision to dispose of a property, including a change in estimated holding periods, or adverse changes in the fair value of any of our properties. If indicators of impairment exist on a held and used asset, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is greater than the current net book value, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is less than its current net book value, we recognize an impairment loss for the difference between the net book value of the property and its estimated fair value. If a property is classified as held for sale, we recognize an impairment loss if the current net book value of the property exceeds its fair value less selling costs. If our assumptions, projections or estimates regarding a property change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the property. See Note 3 for a discussion of impairment charges relating to our real properties recorded during the years ended December 31, 2012, 2011, and 2010.

Impairment — Debt Related Investments

We review our debt related investments on a quarterly basis, and more frequently when such an evaluation is warranted, to determine if impairment exists. A debt related investment is impaired when, based on current information and events including economic, industry and geographical factors, it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the agreement. When our investment is deemed impaired, the impairment is measured based on the expected future cash flows discounted at the investment’s effective interest rate. As a practical expedient, we may measure impairment based on the fair value of the collateral of an impaired collateral-dependent investment or to measure impairment based on an observable market price for the impaired investment as an alternative to discounting expected future cash flows. Regardless of the measurement method, we measure impairment based on the fair value of the collateral when it is determined that foreclosure is probable. A debt related investment is also considered impaired if its terms are modified in a troubled debt restructuring (“TDR”). A TDR occurs when we grant a concession to a borrower in financial difficulty by modifying the original terms of the loan. Impairments on TDR loans are generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. See Note 4 for a discussion of impairment charges relating to our debt related investments recorded during the years ended December 31, 2012, 2011, and 2010.

Impairment — Real Estate Securities

As of December 31, 2012 and 2011, we held investments in real estate securities of approximately $0.5 million and $1.9 million, respectively. Real estate securities are included in other assets, net, in the accompanying balance sheets.

During the years ended December 31, 2012, 2011, and 2010, we recorded approximately $0, $3.4 million and $5.4 million, respectively, related to other-than-temporary impairment of our CMBS and CRE-CDO securities. Due to volatility with the credit market and its unpredictable impact for such securities, we determined that we cannot reliably predict the timing and amount of cash flows that we expect to receive related to the majority of our CMBS and CRE-CDO securities. Therefore, we account for such securities under the cost recovery method of accounting. The application of the cost recovery method of accounting requires that we cease recognizing interest income related to these securities until the amortized cost of each respective security is depleted or until we can reliably estimate cash flows. Once the amortized cost of each security is depleted or we can reasonably estimate cash flows, cash payments will be recorded to interest income. Under the cost recovery method of accounting, if the fair value of a security falls below the amortized cost of that security and we do not anticipate that the receipt of near term cash flows will sufficiently reduce the security’s amortized cost below its fair value, then we recognize an other-than-temporary impairment in an amount equal to the difference between that security’s fair value and its amortized cost.

Credit Losses

A credit loss represents the difference between the present value of expected future cash flows and the amortized cost basis of a debt security. As of December 31, 2012 and 2011, we had recognized approximately $140.1 million of cumulative credit losses in other-than-temporary impairment related to our investments in debt securities. We recorded impairment losses of $0, $3.4 million, and $5.4 million for each of the years ended December 31, 2012, 2011, and 2010, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less such as money market mutual funds or certificates of deposits. As of December 31, 2012 and 2011, we have not realized any losses in such cash accounts or investments and believe that we are not exposed to any significant credit risk.

Restricted Cash

Restricted cash consists primarily of lender and property-related escrow accounts. As of December 31, 2012 and 2011, we had not realized any losses in such restricted cash accounts or investments related to, and believe that we are not exposed to, any significant credit risk.

Collectability of Receivables

We evaluate the collectability of our rent and other receivables on a regular basis based on factors including, among others, payment history, the financial strength of the tenant or borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full amount of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. As of December 31, 2012 and 2011, we had allowances included in the caption other assets, net, in our accompanying balance sheets of approximately $0.5 million and $1.7 million, respectively. If our assumptions or estimates regarding the collectability of a receivable change in the future, we may have to record allowances to reduce or further reduce the carrying value of the receivable.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) as reported in the accompanying statements of equity primarily consists of the cumulative loss related to our real estate securities of approximately $1.5 million, net of attribution to noncontrolling interests, and a cumulative loss related to our derivatives of $14.7 million, net of attribution to noncontrolling interests.

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

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued a scope clarification (the “Accounting Standards Update”) that requires that a reporting entity that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt to apply the Property, Plant, and Equipment — Real Estate Sales guidance, as opposed to Consolidation guidance, to determine whether to derecognize assets and liabilities of that subsidiary. The clarification provides that a reporting entity should continue to include the real estate, debt, and results of the subsidiary’s operations in its consolidated financial statements until the legal title to the real estate is transferred to legally satisfy the debt. This Accounting Standards Update is effective prospectively for us for a deconsolidation event that takes place in fiscal years, and interim periods within those years, beginning on or after June 15, 2012, and does not contain additional disclosure requirements. The adoption of this guidance did not have a material effect on our financial statements, as our deconsolidation accounting policy was consistent with the clarified guidance.

In December 2011, the FASB issued guidance enhancing disclosure requirements surrounding the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. This new guidance requires companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to master netting arrangements. This new guidance is effective for us beginning January 1, 2013. As this guidance only requires expanded disclosures, we do not anticipate the adoption will have a significant impact on our financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. This new guidance requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. This new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance was effective for us beginning January 1, 2012, with early adoption permitted. As this guidance only amends the presentation of the components of comprehensive income, the adoption did not have an impact on our consolidated financial position or results of operations. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Effective December 31, 2011, we changed our presentation of comprehensive income (loss) to a single continuous financial statement with the statement of income (loss) in connection with our adoption of the related new accounting pronouncement. Effective December 31, 2012, we changed our presentation of comprehensive income (loss) from a single continuous financial statement with the statement of income (loss) to a separate financial statement, immediately following the statement of income (loss).

In April 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. This new guidance, which was effective for us beginning January 1, 2012, amends current U.S. GAAP fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The adoption did not have a material impact on our consolidated financial position or results of operations.

3.	INVESTMENTS IN REAL PROPERTY

Our consolidated investments in real property consist of investments in office, industrial and retail properties. The following tables summarize our consolidated investments in real property as of December 31, 2012 and 2011 (amounts in thousands).

Real Property	Land	Building and Improvements	Intangible Lease Assets	Total Investment Amount	Intangible Lease Liabilities	Net Investment Amount
As of December 31, 2012:
Office	$237,865	$939,722	$475,397	$1,652,984	$(65,788)	$1,587,196
Industrial	52,598	329,844	61,967	444,409	(7,765)	436,644
Retail	227,218	416,971	77,968	722,157	(51,059)	671,098

Total gross book value	517,681	1,686,537	615,332	2,819,550	(124,612)	2,694,938
Accumulated depreciation/amortization	—	(189,740)	(293,042)	(482,782)	36,281	(446,501)

Total net book value	$517,681	$1,496,797	$322,290	$2,336,768	$(88,331)	$2,248,437

As of December 31, 2011:
Office	$237,464	$888,327	$421,647	$1,547,438	$(61,310)	$1,486,128
Industrial	54,915	335,006	62,947	452,868	(7,765)	445,103
Retail	228,598	417,555	78,225	724,378	(51,273)	673,105

Total gross book value	520,977	1,640,888	562,819	2,724,684	(120,348)	2,604,336
Accumulated depreciation/amortization	—	(149,444)	(211,913)	(361,357)	27,581	(333,776)

Total net book value	$520,977	$1,491,444	$350,906	$2,363,327	$(92,767)	$2,270,560

Acquisitions

On March 6, 2012, we became the 100% owner of the titleholder of a 1.5 million square foot office property in the Dallas, Texas market (“Comerica Bank Tower”), as the result of our foreclosure of a non-performing mezzanine loan for which such ownership interest had served as collateral. We concluded that we became the primary beneficiary of Comerica Bank Tower upon foreclosure based on our ability to direct the activities of Comerica Bank Tower and our obligation to absorb the losses of, or, our right to receive benefits from, the Comerica Bank Tower. Comerica Bank Tower was subject to a mortgage note with a principal balance of $179.8 million as of the acquisition date bearing interest at 5.8%, which matures in January 2017. As of December 31, 2012, the unpaid principal balance of this mortgage note was $178.0 million. Subsequent to our foreclosure of the Comerica Bank Tower, we had engaged the mortgage note lender in negotiations to modify the terms of the senior loan agreement. We were notified on July 23, 2012 that the lender was declaring us in nonmonetary default and that they intend to pursue applicable remedies, including the appointment of a receiver. On August 10, 2012, the mortgage note lender sent notice accelerating all amounts due under the mortgage note. As a result, negotiations with the mortgage note lender ceased. On September 10, 2012, we were notified that a receiver had been appointed for the Comerica Bank Tower. The appointment of a receiver may result in a sale of the Comerica Bank Tower to a third party, which would result in a loss of our interest in the Comerica Bank Tower for which we would receive no further consideration.

As of December 31, 2012, we have made an allocation of the fair value of the acquired assets and liabilities of Comerica Bank Tower to land, building, improvements and intangible lease assets and liabilities. Based on this allocation of the $122.5 million in estimated fair value of the acquired assets and intangible lease liabilities of Comerica Bank Tower, we attributed approximately $8.2 million to land, approximately $58.8 million to building and improvements, approximately $60.7 million to intangible lease assets and approximately $5.2 million to intangible lease liabilities. The weighted-average amortization periods for the intangible lease assets and intangible lease liabilities were approximately 4.0 years and 4.2 years, respectively, at the acquisition date. We have also recognized the assumed mortgage note based on an estimate of fair value of $124.8 million as of the acquisition date, which approximates the fair value of the encumbered real estate upon acquisition. We have not made any material adjustments related to this acquisition since the acquisition date.

For the year ended December 31, 2012, our consolidated statement of operations includes aggregate revenue of $21.9 million and net operating income (as defined in Note 14) of $11.0 million attributable to Comerica Bank Tower.

Real Property Impairment

During the year ended December 31, 2012, we recorded a $5.7 million impairment related to an industrial property held in a joint venture in which we do not act as the managing partner. This property is included in a portfolio of industrial properties held in the same joint venture that serves as collateral for a cross-collateralized senior mortgage note. Subsequent to December 31, 2012, we began to consider possible disposition opportunities for this portfolio of industrial properties. Such disposition opportunities caused us to significantly reduce our estimated holding period for these properties, triggering impairment recognition based on our estimate of future cash flows from the operation and disposition of these properties. This portfolio of industrial properties is classified as held and used as of December 31, 2012 since the criteria to classify this portfolio as held for sale were not met as of this date. Accordingly, the impairment charge is included within loss from continuing operations.

During the year ended December 31, 2011, we determined that one of our office properties held through a joint venture in which we were not the managing partner, located in the Silicon Valley market, was unlikely to generate cash flows during our estimated investment period sufficient to recover our net book basis as of December 31, 2011. The primary factor leading to this determination was our determination that the market rental rate we could obtain, and the low demand for office space in the particular sub market in which the building is located, did not support our recorded carrying value. As a result of our review and based on our estimate of future cash flow and fair value of the office property, we recognized an impairment charge of approximately $23.5 million to adjust the carrying value to our estimate of fair value as of December 31, 2011. We disposed of that property during the year ended December 31, 2012, and accordingly, the impairment charge is included within discontinued operations.

During the year ended December 31, 2010, based on our estimate of future cash flow and fair value of an office property held through a joint venture in which we were not the managing partner, located in the Silicon Valley market, we recognized an impairment charge of approximately $3.9 million. The primary factor leading to this determination was our determination that the market rental rate we could obtain, and the low demand for office space in the particular sub market in which the building is located, did not support our recorded carrying value. We disposed of that property during the year ended December 31, 2011, and accordingly, the impairment charge is included within discontinued operations.

Discontinued Operations

We present the results of operations of the properties sold and classified as held for sale and their respective aggregate net losses and impairments in our accompanying financial statements for the years ended December 31, 2012, 2011, and 2010, collectively, as discontinued operations. Interest expense is included in discontinued operations only if it is directly attributable to these operations or properties.

During the year ended December 31, 2012, we completed the disposition of three properties for a combined sales price of approximately $10.8 million. The properties disposed of included (i) a retail property located in the New England market, (ii) an industrial property located in the Louisville, Kentucky market, and (iii) an office property located in the Silicon Valley market, comprising an aggregate of approximately 610,000 net rentable square feet. We received net cash proceeds from the dispositions of approximately $7.1 million, after the repayment of outstanding mortgage note balances and the payment of closing costs related to the sale of the properties and the payoff of debt. Our net basis in the properties was approximately $31.2 million, and we recorded a gain on the dispositions of approximately $21.1 million, which is included within discontinued operations.

The office property located in the Silicon Valley market comprised 427,000 net rentable square feet in five buildings and was disposed on July 31, 2012. We held the property through a joint venture through which we owned a 90.0% interest in the property through a consolidated subsidiary and were not the managing partner. Our consolidated subsidiary transferred the property, which had a net basis of approximately $22.6 million (after depreciation, amortization, and a $23.5 million impairment charge which we recorded during the fourth quarter of 2011), and restricted cash of approximately $4.1 million, to the lender under a deed-in-lieu of foreclosure of the related loan balance of $46.5 million, which resulted in a gain of $19.6 million.

During the year ended December 31, 2011, we completed the disposition of five properties for a combined sales price of approximately $140.6 million. The properties sold included (i) two office properties in the Silicon Valley market, (ii) an industrial property in the Kansas City, Missouri market, (iii) an industrial property in the Cincinnati, Ohio market and (iv) a retail property in the New England market, comprising an aggregate of approximately 1.1 million net rentable square feet. We received net cash proceeds from the dispositions of approximately $81.7 million, after the repayment of approximately $58.9 million of outstanding mortgage note balances (including the partial early repayment of certain debt secured by other operating properties that were not disposed but served as “cross collateral” for the repaid loans), and the payment of closing costs related to the sale of the properties and the payoff of debt. Our net basis in the properties was approximately $129.8 million, and we recorded a gain on the dispositions of approximately $10.8 million, which is included within discontinued operations.

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

During the year ended December 31, 2010, we completed the disposition of 12 properties for a combined sales price of approximately $224.7 million. The properties sold included (i) a portfolio of six industrial properties located in various markets, (ii) two office properties located in the Silicon Valley market, and (iii) a portfolio of four retail properties located in various markets, comprising an aggregate of approximately

5.2 million net rentable square feet. We received net cash proceeds from the dispositions of approximately $18.5 million, after the repayment of approximately $206.2 million of outstanding mortgage note and other borrowings balances and the payment of closing costs related to the sale of the properties and the payoff of debt. Our net basis in the properties was approximately $230.8 million. We recorded a loss on the dispositions of approximately $10.6 million, which is included within discontinued operations.

Additionally, during the year ended December 31, 2010, we foreclosed on a mezzanine loan investment that was secured by 100% of the equity of an entity that owned a fee interest in an office property located in the Washington D.C. market and took possession of the entity owning the office property, which served as collateral for the loan. Prior to foreclosure, we recorded a provision for loss on the loan based on the fair value of the underlying property. Prior to December 31, 2010, we sold the property for a gross purchase price of approximately $125.3 million, transferred the related mortgage debt to an unaffiliated third party and realized net proceeds of $13.7 million, resulting in no gain or loss upon disposition.

Income and expenses attributable to discontinued operations are summarized as follows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Revenues	$2,536	$13,792	$19,773
Real estate depreciation and amortization expense	(836)	(8,561)	(9,331)
Other expenses	(1,348)	(31,105)	(14,129)

Income (loss) from discontinued operations, net of taxes	352	(25,874)	(3,687)

Gain (Loss) on disposition, net of taxes	21,108	13,588	(10,627)

Discontinued operations, net of taxes	$21,460	$(12,286)	$(14,314)

Future Minimum Rentals

Future minimum rentals to be received under non-cancelable operating and ground leases in effect as of December 31, 2012, are as follows (amounts in thousands):

For years ended December 31,	Future Minimum Rentals
2013	$213,625
2014	206,766
2015	189,481
2016	179,348
2017	130,088
Thereafter	430,454

Total	$1,349,762

The table above does not reflect future rental revenues from the potential renewal or replacement of existing and future leases and excludes property operating expense reimbursements and assumes no early termination of leases.

Concentration of Credit Risk

Concentration of credit risk with respect to accounts receivable currently exists due to a number of tenants whose rental payments to us make up a relatively high percentage of our rental revenue. The following is a summary, as of December 31, 2012, of the top five tenants as a percentage of consolidated annual base rent and square feet (dollar amounts and square feet in thousands):

Tenant	Locations	Industry	Annualized Rental Revenue (1)	% of Total Annualized Rental Revenue	Square Feet	% of Total Portfolio Square Feet
Charles Schwab & Co., Inc	1	Securities, Commodities, Fin. Inv./Rel. Activites	$22,530	10.3%	594	3.5%
Northrop Grumman	2	Professional, Scientific and Technical Services	17,162	7.9%	699	4.1%
Sybase, Inc.	1	Publishing Information (except Internet)	16,618	7.6%	405	2.4%
Stop & Shop	15	Food and Beverage Stores	13,841	6.3%	872	5.2%
Ceva Freight/Logistics	3	Truck Transportation	5,194	2.4%	790	4.7%

Total	22		$75,345	34.5%	3,360	19.9%

(1)	Annualized base rent represents the annualized monthly base rent of executed leases as of December 31, 2012.

Our properties in Texas, Massachusetts, California, and New Jersey accounted for approximately 16%, 15%, 15%, and 14%, respectively, of our total gross investments of our real property portfolio as of December 31, 2012. A deterioration of general economic or other relevant conditions, changes in governmental laws and regulations, acts of nature, demographics or other factors in any of those states or the geographical region in which they are located could result in the loss of a tenant, a decrease in the demand for our properties and a decrease in our revenues from those markets, which in turn may have a disproportionate and material adverse effect on our results of operations and financial condition.

4.	DEBT RELATED INVESTMENTS

As of December 31, 2012 and 2011, we had invested in 19 and eight debt investments, respectively, with net investment amounts of approximately $187.3 million and $92.2 million, respectively, which included net unamortized deferred fees, discounts and premiums, and costs of approximately $1.3 million for each of the years then ended. The weighted average maturity of our debt investments as of December 31, 2012 was 2.4 years, based on our recorded net investment. The following table describes our debt related income for the years ended December 31, 2012, 2011 and 2010 (dollar amounts in thousands).

Investment Type	2012	2011	2010	Weighted Average Yield as of December 31, 2012 (1)
Mortgage notes (2)	$8,732	$6,890	$8,610	6.0%
B-notes	433	2,371	3,884	1.4%
Mezzanine debt	244	1,846	2,467	17.0%

Total	9,409	11,107	14,961	5.7%

(1)	Weighted average yield is calculated on an unlevered basis using the amount invested, current interest rates and accretion of premiums or discounts realized upon the initial investment for each investment type as of December 31, 2012. For loans where we are not currently receiving income, we have assumed a weighted average yield of 0%. Yields for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of December 31, 2012 for purposes of this table.

(2)	During the year ended December 31, 2012, certain borrowers completely repaid three of our debt related investments. Amounts recorded include early prepayment fees received and accelerated amortization of origination fees, offset by accelerated amortization of deferred due diligence costs and accelerated amortization of the net premium related to these repayments. During the year ended December 31, 2011, the respective borrowers completely repaid three of our debt related investments. Amounts recorded include an early prepayment fee received and accelerated amortization of origination fees, offset by accelerated amortization of deferred due diligence costs related to these repayments. There were no unamortized deferred amounts related to these repayments.

The following table describes our debt investment activity for the years ended December 31, 2012 and 2011 (amounts in thousands).

	Year Ended December 31,
	2012	2011
Investment in debt related investments:
Balance at January 1	$92,247	$217,492
Investments	121,842	—
Principal repayments	(25,093)	(101,843)
Amortization of deferred fees, costs, and discounts/premiums	(1,675)	(386)
Provision for loan loss	—	(23,016)

Balance at December 31	$187,321	$92,247

Debt Related Investment and Repayment Activity

As of December 31, 2012, eight of our 19 debt related investments were interest only. 17 of the 19 debt related investments were not subject to any delinquent principal or interest payments. Four of our debt related investments (those structured as mezzanine debt or B-notes) are subordinate to more senior positions with respect to the underlying collateral. The following table summarizes our debt related investments as of December 31, 2012 (dollar amounts in thousands).

Description	Region	Interest Rate Fixed or Variable	Interest Rate as of December 31, 2012 (1)	Maturity Date (2)	Face Amount of Debt (3)	Amount of Debt Related Investments
Mortgage note	Northeast	Variable	5.9%	1/8/2014	$43,500	$43,857
Mortgage note	Pacific	Fixed	7.5%	10/8/2014	17,000	17,229
Mortgage note	Mid-Atlantic	Fixed	7.1%	4/8/2013	12,872	12,899
Mortgage note	West North Central	Fixed	7.8%	4/1/2015	9,556	10,123
Mortgage note	Mountain	Fixed	7.7%	4/1/2015	9,314	9,480
Mortgage note	Southeast	Fixed	6.3%	2/1/2018	9,369	9,814
Mortgage note	Easr North Central	Fixed	6.1%	4/1/2018	7,800	7,316
Mortgage note	Northeast	Fixed	6.2%	11/1/2017	3,910	3,988
Mortgage note	Mountain	Fixed	6.2%	9/1/2015	3,054	3,113
Mortgage note	Southeast	Fixed	7.0%	3/1/2019	9,369	9,561
Mortgage note	West North Central	Fixed	6.0%	7/1/2018	7,050	6,997
Mortgage note	Mid-Atlantic	Fixed	5.9%	12/1/2014	5,295	4,392
Mortgage note	Southwest	Fixed	5.8%	6/1/2014	3,817	3,822
Mortgage note	Mountain	Fixed	5.2%	3/1/2021	3,571	3,547
Mortgage note	Northeast	Variable	5.9%	6/7/2015	22,500	22,847
B-note	Mountain	Variable	3.5%	1/17/2013	12,134	12,135
B-note (4)	Pacific	Fixed	0.0%	1/1/2011	3,000	—
B-note (5)	Southwest	Fixed	0.0%	11/1/2016	15,000	—
Mezzanine debt	Mid-Atlantic	Fixed	17.0%	7/1/2016	5,883	6,201

Total/weighted average			6.0%		$203,994	$187,321

(1)	Rates for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of December 31, 2012 for purposes of this table.
(2)	Reflects the initial maturity of the investment or any exercised options to extend and does not consider any future options to extend that are at the discretion of the borrower.
(3)	Reflects the principal amount of the debt investment outstanding, which is net of principal repayments.
(4)	We have recorded a provision for loan loss of $3.0 million related to this B-note investment as of December 31, 2012, and we have assumed a yield of 0%.
(5)	We have recorded a provision for loan loss of $15.0 million related to this B-note investment as of December 31, 2012, and we have assumed a yield of 0%.

Repayments

During the year ended December 31, 2012, we received full repayment of three debt investments, all of which were structured as mortgage notes. We received cash proceeds from the repayments of approximately $5.9 million, which comprised (i) principal repayment of $22.3 million, and (ii) prepayment fee of approximately $1.4 million, partially offset by the repayment of borrowings secured by the debt related investments of approximately $17.8 million.

During the year ended December 31, 2011, we received full repayment of three debt investments, two of which were structured as mortgage notes and one structured as a B-note. The repayments resulted in a net decrease in our debt related investments of $101.3 million. We received net cash proceeds from the repayments of approximately $44.1 million, which comprised (i) principal repayment of $101.5 million (ii) profit participation of approximately $2.9 million related to the sale of one of our properties which served as collateral for a debt investment, and (iii) prepayment fee of approximately $813,000, partially offset by the repayment of borrowings secured by the debt related investments of approximately $61.1 million.

Restructure of B-note

One of our B-note investments had been scheduled to mature in August of 2011. During the year ended December 31, 2011, we restructured the terms of that investment, which resulted in (i) an extension of the schedule maturity to October 2012, and (ii) a change in the payment schedule that includes monthly principal amortization which equals the difference between actual LIBOR and a 4% LIBOR floor on the outstanding balance. This restructuring qualified as a troubled debt restructuring, and therefore, this B-note investment is considered an impaired investment, as further discussed below. We record interest revenue on this debt investment at LIBOR + 3.25%. As of December 31, 2012 we had recorded an asset of $12.1 million related to this debt investment. In January 2013, the borrower repaid the outstanding principal of the loan, all interest owed to us, and a return of the collateral we had posted during 2011 to maintain our controlling interest holder position on the final property sale in the portfolio.

Impairment

During years ended December 31, 2012, 2011, and 2010, we recognized approximately $0, $23.0 million, and $1.3 million in provision losses, respectively, in the accompanying statements of comprehensive income. We did not record any provision for loan loss during the year ended December 31, 2012. However, during that period we wrote off the provision for loss on debt related investments of approximately $20.0 million related to a mezzanine debt investment that we foreclosed upon. See Note 3 and Note 5 for additional discussion of this foreclosure. The table below presents a reconciliation of the beginning and ending balances, between December 31, 2011 and December 31, 2012, of our allowance for loan loss (amounts in thousands):

Allowance for Loan Loss
Beginning balance as of December 31, 2011:	$38,000
Provision for loss on debt related investments	—
Direct write-offs	(20,000)

Ending balance as of December 31, 2012:	$18,000

As of December 31, 2012, we had two B-note debt investments on non-accrual status. As of December 31, 2011 we had two B-note debt investments and one mezzanine debt investment on non-accrual status. We have recorded a complete allowance for loan loss related to these debt related investments. When a debt related investment is on non-accrual status, we record income on the investment using the cash basis of accounting. The amount of income recorded on a cash basis of accounting was not significant during the years ended December 31, 2012, 2011, or 2010. All of our debt related investments that were past due 90 days or more were on non-accrual status as of December 31, 2012 and 2011.

As of December 31, 2012 and 2011, we had three and four impaired debt related investments, respectively, with an unpaid principal balance of approximately $30.1 million and $51.7 million, respectively. The following table describes our recorded investment in debt related investments before allowance for loan loss, and the related allowance for loan loss (amounts in thousands):

	Debt Investments Individually Evaluated for Impairment as of
	December 31, 2012	December 31, 2011
Debt investments	$205,321	$130,247
Less: Allowance for loan losses	(18,000)	(38,000)

Total	$187,321	$92,247

All impaired debt investments are subordinate debt investments. The following table describes our gross recorded investment in impaired debt related investments, the related allowance for loan loss, and the total amount of impaired loans for which we have not recorded an allowance for loan loss (amounts in thousands):

As of December 31,	Recorded Investment	Related Allowance	Amount of Recorded Investment With No Allowance Recorded
2012	$30,135	$(18,000)	$12,135
2011	$51,725	$(38,000)	$13,725

The following table describes our average recorded net investment in the impaired debt related investments and the related interest income recorded (amounts in thousands):

For the year ended December 31,	Average Recorded Investment	Interest Income Recognized
2012	$12,930	$433
2011	25,314	3,060
2010	44,391	4,512

5.	DEBT OBLIGATIONS

The following table describes our borrowings in more detail as of December 31, 2012 and 2011 (dollar amounts in thousands).

	Weighted Average Stated Interest Rate as of		Outstanding Balance as of (1)		Gross Investment Amount Securing Borrowings as of (2)
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Fixed rate mortgages	5.8%	5.8%	$1,160,042	$1,053,740	$2,061,757	$1,964,328
Floating rate mortgages (3)	3.5%	4.0%	23,701	343,349	42,609	665,306

Total mortgage notes	5.7%	5.4%	1,183,743	1,397,089	2,104,366	2,629,634
Repurchase facilities	2.7%	3.2%	135,709	57,935	198,389	78,522
Mezzanine loan (4)	N/A	5.5%	N/A	26,479	N/A	N/A

Total other secured borrowings	2.7%	3.9%	135,709	84,414	198,389	78,522

Line of Credit	2.2%	N/A	30,000	—	N/A	N/A
Term Loan	2.2%	N/A	270,000	N/A	N/A	N/A

Total unsecured borrowings	2.2%	N/A	300,000	N/A	N/A	N/A

Total	4.8%	5.3%	$1,619,452	$1,481,503	$2,302,755	$2,708,156

(1)	Amounts presented are net of (i) fair value adjustment to mortgages carried at fair value of $55.0 million and $0 as of December 31, 2012 and 2011, respectively, (ii) unamortized discounts to the face value of our outstanding fixed-rate mortgages of $2.7 million and $4.0 million as of December 31, 2012 and 2011, respectively, and (iii) GAAP principal amortization related to troubled debt restructurings of $718,000 and $0 as of December 31, 2012 and 2011, respectively.
(2)	“Gross Investment Amount” as used here and throughout this document represents the allocated gross basis of real property and debt related investments, after certain adjustments. Gross Investment Amount for real property (i) includes the effect of intangible lease liabilities, (ii) excludes accumulated depreciation and amortization on assets, and (iii) includes the impact of impairments. Amounts reported for debt related investments represent our net accounting basis of the debt investments, which includes (i) unpaid principal balances, (ii) unamortized discounts, premiums, and deferred charges, and (iii) allowances for loan loss.
(3)	As of December 31, 2012, floating-rate mortgage notes were subject to interest rates at spreads ranging from 2.90% to 3.75% over one-month LIBOR. As of December 31, 2011, floating-rate mortgage notes were subject to interest rates at spreads of 1.60% to 3.75% over one-month LIBOR, certain of which were subject to a 1.0% LIBOR floor.
(4)	As of December 31, 2011, our mezzanine loan borrowings consisted of mezzanine loan financing obtained from the seller of a portfolio of 32 office and industrial properties that we purchased on June 25, 2010 (the “NOIP Portfolio”) which was secured by subordinated interests in certain of our real property investments.

As of December 31, 2012, 14 mortgage notes were interest only and 21 mortgage notes were fully amortizing with outstanding balances of approximately $440.2 million and $743.5 million, respectively. None of our mortgage notes are recourse to us.

We were in compliance with all financial debt covenants as of December 31, 2012.

Borrowing Activity

Assumption of Mortgage Note

In connection with our foreclosure of a mezzanine debt investment discussed in Note 3, we acquired Comerica Bank Tower which was subject to a mortgage note secured by Comerica Bank Tower with an unpaid principal balance of approximately $179.8 million at acquisition (the “Comerica Bank Tower Mortgage”). With regard to this borrowing, we have elected to record the Comerica Bank Tower Mortgage within Mortgage Notes in the accompanying consolidated balance sheet at fair value, in accordance with Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments. We elected to apply the fair value option for the Comerica Bank Tower Mortgage to allow better alignment of the value of the Comerica Bank Tower Mortgage with the corresponding value of Comerica Bank Tower. The fair value recorded reflects our estimate of the fair value of the instrument, which is approximately $123.0 million as of December 31, 2012.

We record interest expense on the Comerica Bank Tower Mortgage using the effective interest method. We record the change in the fair value of the note within interest expense. We did not record significant gains or losses on the Comerica Bank Tower Mortgage during the year ended December 31, 2012. The fair value of the Comerica Bank Tower Mortgage as of December 31, 2012 continued to approximate its fair value as of the date of our foreclosure of Comerica Bank Tower. During the year ended December 31, 2012, we recorded a fair value adjustment of approximately $7.1 million to reduce interest expense, which offsets the mark-to-market interest expense adjustment related to the Comerica Bank Tower Mortgage.

As a result of our election to account for the Comerica Bank Tower Mortgage using the fair value option, we will apply the framework established under ASC Topic 820, Fair Value Measurement and Disclosures, for measuring the fair value of the Comerica Bank Tower Mortgage on a recurring basis. The fair value of the Comerica Bank Tower Mortgage is based on significant unobservable Level 3 inputs.

Senior management, under the supervision of our Chief Executive Officer and Chief Financial Officer, are responsible for establishing and reviewing our valuation policies and procedures, and such policies and procedures are also discussed with our Audit Committee. We measured the fair value of the Comerica Bank Tower Mortgage based upon the fair value of Comerica Bank Tower, which serves as collateral for the loan. Specifically, we considered preliminary third party appraisals for Comerica Bank Tower to derive our estimate of the fair value of Comerica Bank Tower. In evaluating the information included in these third party appraisals, we considered the reasonableness of the sources of information and compared such information to our understanding of Comerica Bank Tower’s specific operating performance and its applicable capital market environment. Fluctuations in the operating performance of Comerica Bank Tower and the applicable capital market environment, will likely result in corresponding fluctuations in the fair value of the Comerica Bank Tower Mortgage, therefore we will continue to monitor these factors to analyze changes in fair value from period to period. The contractual cash flows of the Comerica Bank Tower Mortgage at a discount rate of approximately 15% resulted in a value of the note of $124.8 million at the acquisition date. A 1% increase in the discount rate would have resulted in a fair value of approximately $120.1 million, and a 1% decrease in the discount rate would have resulted in a fair value of approximately $129.7 million.

Repurchase Facility

During the year ended December 31, 2012, we incurred additional borrowings due to our acquisition of 16 debt related investments. The following summarizes certain critical terms related to this borrowing activity for the year ended December 31, 2012.

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

In connection with the Repo Seller’s entry into the Repo Agreement, on May 31, 2012, the Repo Seller transferred to the Buyer 14 of our senior mortgage debt investments for proceeds of approximately $79.7 million under the Repo Agreement, and the weighted average pricing rate associated with these transactions was set at LIBOR plus 2.25%, resulting in an all-in rate as of December 31, 2012 of 2.46%.

This transaction is treated as a debt financing transaction, as we (the seller), can cause the Buyer to return the assets sold at any time during the life of the Repo Agreement.

The Repo Agreement contains various customary representations and warranties, covenants, events of default and other customary provisions contained in repurchase agreements of this type.

Term Loan and Line of Credit

On December 19, 2012, we entered into a credit agreement providing for a $450.0 million senior unsecured term loan and revolving line of credit (collectively, the “Facility”) with a syndicate of eight lenders led by Bank of America, N.A., as Administrative Agent, and PNC Bank, National Association, and Wells Fargo Bank, National Association, as Co-Syndication Agents. The lenders are Bank of America, N.A.; PNC Bank, National Association; Wells Fargo Bank, National Association; Regions Bank; US Bank National Association; Key Bank, National Association; Union Bank, N.A.; and Fifth Third Bank (the “Lenders”). The Facility provides us with the ability from time to time to increase the size of the Facility up to a total of $800 million less the amount of any prepayments under the term loan component of the Facility, subject to receipt of lender commitments and other conditions.

The $450 million Facility consists of a $270.0 million term loan (the “Term Loan”) and a $180.0 million revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility contains a sublimit of $50.0 million for letters of credit and a sublimit of $50.0 million for swing line loans. The primary interest rate for the Term Loan is based on LIBOR, plus a margin ranging from 1.50% to 2.45%, depending on our consolidated leverage ratio. The Term Loan matures on January 31, 2018 and does not contain any extension options. The primary interest rate for the Revolving Credit Facility is based on LIBOR, plus a margin ranging from 1.55% to 2.50%, depending on our consolidated leverage ratio. The Revolving Credit Facility matures on January 31, 2016 and contains two one-year extension options that we may exercise upon payment of an extension fee equal to 0.20% of the sum of the amount outstanding under the Revolving Credit Facility and the unused portion of the Revolving Credit Facility at the time of each extension. Based on our current consolidated leverage ratio, we can elect to borrow at LIBOR, plus 1.95% and LIBOR, plus 2.00% for the Term Loan and Revolving Credit Facility, respectively, or alternatively, we can choose to borrow at a “base rate” equal to (i) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by Bank of America, N.A., and (c) LIBOR plus 1.0%, plus (ii) a margin ranging from 0.55% to 1.50% for base rate loans under the Revolving Credit Facility or a margin ranging from 0.50% to 1.45% for base rate loans under the Term Loan, depending on our consolidated leverage ratio. We must pay to the Administrative Agent a quarterly unused Revolving Credit Facility fee that equals the amount of the Revolving Credit Facility unused by the Borrower on a given day multiplied by either (i) 0.25% if 50% or more of the Revolving Credit Facility is being used or, (ii) 0.30% if less than 50% of the Revolving Credit Facility is being used.

Borrowings under the Facility are guaranteed by the Company and certain of its subsidiaries. The Facility requires the maintenance of certain financial covenants, including: (i) consolidated leverage ratio; (ii) consolidated fixed charge coverage ratio; (iii) consolidated tangible net worth; (iv) secured indebtedness to total asset value; (v) secured recourse indebtedness to total asset value; (vi) unencumbered asset pool leverage ratio; (vii) unencumbered debt yield; and (viii) unencumbered property pool criteria. The Facility provides the flexibility to move assets in and out of the unencumbered property pool during the term of the Facility.

In addition, the Facility contains customary affirmative and negative covenants, which, among other things, require the Borrower to deliver to the Lenders specified quarterly and annual financial information, and limit the Borrower and/or the Company, subject to various exceptions and thresholds, from: (i) creating liens on the unencumbered asset pool; (ii) merging with other companies or changing ownership interest; (iii) selling all or substantially all of its assets or properties; (iv) entering into transactions with affiliates, except on an arms-length basis; (v) making certain types of investments; (vi) changing the nature of the Company’s business; and (vii) if the Borrower is in default under the Facility, paying certain distributions or certain other payments to affiliates.

The Facility permits voluntary prepayment of principal and accrued interest without premium or penalty and contains various customary events of default, which are described therein. As is customary in such financings, if an event of default occurs under the Facility, the Lenders may accelerate the repayment of amounts outstanding under the Facility and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.

Borrowings under the Facility are available for general corporate purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties. Upon entering into the Facility on December 19, 2012, we borrowed $270.0 million on the Term Loan and $30.0 million on the Revolving Credit Facility. We primarily used the proceeds from the Facility to repay the following borrowings:

Senior Secured Revolving Credit Facility

On December 19, 2012, we terminated our existing $100 million senior secured revolving credit facility (the “Line of Credit”) with PNC Bank, National Association, as Administrative Agent for itself and other lenders that are parties to the Line of Credit, and KeyBank, National Association as Syndication Agent. The original maturity date of the Line of Credit was September 27, 2014, with two one-year extension options.

Upon terminating the Line of Credit, we repaid $45 million of outstanding borrowings. The interest rate on the $45 million outstanding under the Line of Credit that was repaid in full was 3.47%.

NOIP Floating Rate Loan

We repaid $214.6 million of borrowings outstanding under a senior secured floating rate mortgage loan (the “NOIP Floating Rate Loan”), which at the time of repayment bore interest at 4.50%. The NOIP Floating Rate Loan was scheduled to mature in July 2013 and included two additional one-year extension options that were subject to certain provisions.

NOIP Mezzanine Loan

We repaid $26.1 million outstanding under a mezzanine loan (the “Mezzanine Loan”). The interest rate on the Mezzanine Loan was approximately 5.46% and required monthly amortization payments (based upon a 30 year amortization schedule). The Mezzanine Loan was originally scheduled to effectively mature in June 2015.

Repayments of Mortgage Notes

Additionally, during the year ended December 31, 2012, we also repaid or partially repaid mortgage note borrowings of approximately $64.7 million before their scheduled maturities. The notes were secured by 10 of our retail properties located in the New England market and one industrial property located in the Louisville, Kentucky market. The repayments included collateral release payments. The notes were originally scheduled to mature in 2012 and 2016.

During the year ended December 31, 2012, we also effectively retired one mortgage note borrowing secured by an office property in the Minneapolis, Minnesota market with an outstanding balance of approximately $14.5 million. This mortgage note was included in a portfolio of debt related investments that we purchased during the year ended December 31, 2012, as discussed in more detail in Note 4.

As previously discussed in Note 3, in lieu of foreclosure on a $46.5 million outstanding loan balance, our consolidated subsidiary transferred the secured property to the lender under a deed-in-lieu of foreclosure on July 31, 2012.

Restructuring of Mortgage Notes

During the year ended December 31, 2012, a consolidated joint venture renegotiated the terms of a mortgage note borrowing secured by an office property located in the Chicago, Illinois market, which had a balance of $21.3 million and had an interest rate of 5.94% as of December 31, 2011, and a maturity date of

February 1, 2012. Under the terms of the restructured note, the maturity date has been extended to February 1, 2016, an A-note was established with a balance of $13.0 million, and a B-note was established with a balance of $8.3 million. Our consolidated joint venture contributed $4.0 million to pay certain closing costs and establish certain escrow reserves for future leasing costs, which earns a preferred return of 8% and is senior to the B-note. We consider the $8.3 million B-note to be contingently payable and it is included in the carrying amount of the restructured notes. The B-note becomes payable upon a monetization event with available proceeds after the repayment of the A-note and the $4.0 million preferred equity interest. We have determined that the effective interest rate of the restructured notes is 0% and as such, debt service payments made will reduce the recorded principal balance of the restructured notes. We did not record a gain related to this restructure.

Debt Maturities

The following table sets forth contractual scheduled maturities of our debt as of December 31, 2012 (dollar amounts in thousands).

	As of December 31, 2012
	Mortgage Notes		Other Borrowings		Total
Year Ending December 31,	Number of Borrowings Maturing	Outstanding Balance (2)	Number of Borrowings Maturing	Outstanding Balance (3)	Outstanding Balance (4)
2013 (1)	1	29,556	1	73,362	102,918
2014	3	102,319	1	62,347	164,666
2015	5	129,452	0	—	129,452
2016	13	325,443	1	30,000	355,443
2017	9	476,466	0	—	476,466
2018	0	4,999	1	270,000	274,999
2019	0	5,292	0	—	5,292
2020	1	157,944	0	—	157,944
2021	0	1,707	0	—	1,707
2022	1	1,663	0	—	1,663
Thereafter	2	7,408	0	—	7,408

Total	35	$1,242,249	4	$435,709	$1,677,958

(1)	One of our mortgage notes and one of our repurchase facilities with an aggregate outstanding principal balance as of December 31, 2012 of approximately $86.4 million have initial maturities before December 31, 2013. Both of these borrowings have extension options beyond December 31, 2013. Borrowings that are subject to extension options are also subject to certain lender covenants and restrictions that we must meet to extend the initial maturity date. We currently believe that we will qualify for and expect to exercise these extension options. However, we cannot guarantee that we will meet the requirements to extend the notes upon initial maturity. In the event that we do not qualify to extend the notes, we expect to repay them with proceeds from new borrowings.
(2)	Outstanding balance represents expected cash outflows for contractual amortization and scheduled balloon payment maturities (including the Comerica Bank Tower Mortgage balloon payment due in January 2017), and does not include (i) the fair value adjustment on mortgage notes carried at fair value, (ii) the mark-to-market adjustment on assumed debt, and (iii) the GAAP principal amortization of our restructured mortgage note that does not reduce the contractual amount due of the related mortgage note as of December 31, 2012.
(3)	Other borrowings presented include (i) borrowings of approximately $71.9 million and $63.8 million related to our master repurchase facilities, which mature in 2013 and 2014, respectively, which are subject to four and three one-year extension options, respectively, (ii) Revolving Credit Facility draw of $30.0 million which matures during 2016, subject to two one-year extension options, and (iii) Term Loan borrowings of $270.0 million which mature in 2018.
(4)	As of December 31, 2012, our mortgage notes and secured borrowings are secured by interests in real properties and debt investments totaling approximately $2.3 billion.

6.	HEDGING ACTIVITIES

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges under ASC Topic 815, Derivatives and Hedging, (“ASC Topic 815”) is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the next 12 months, we estimate that approximately $2.2 million will be reclassified as an increase to interest expense related to effective forward starting interest rate swaps where the hedging instrument has been terminated, and we estimate that approximately $375,000 will be reclassified as an increase to interest expense related to active effective hedges of floating rate debt issuances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The table below presents a reconciliation of the beginning and ending balances of our accumulated other comprehensive loss related to the effective portion of our cash flow hedges as presented on our financial statements (amounts in thousands).

Accumulated Other Comprehensive Loss
Beginning balance as of December 31, 2011:	$(18,365)
Amortization of interest expense	2,648
Reclassification of losses due to missed forecast	1,751
Change in fair value	(436)
Attribution of OCI to noncontrolling interests	(308)

Ending balance as of December 31, 2012	$(14,710)

Fair Values of Derivative Instruments

The table below presents the gross fair value of our derivative financial instruments as well as their classification on our accompanying balance sheet as of December 31, 2012 and 2011 (amounts in thousands).

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of December 31, 2012 Fair Value	As of December 31, 2011 Fair Value	Balance Sheet Location	As of December 31, 2012 Fair Value	As of December 31, 2011 Fair Value
Derivatives designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets, net (1)	$—	$1	Other liabilities (1)	$(403)	$(341)

Total derivatives designated as hedging instruments under ASC Topic 815		—	1		(403)	(341)
Derivatives not designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets, net (1)	—	—	Other liabilities	(13)	—

Total derivatives not designated as hedging instruments under ASC Topic 815		—	—		(13)	—
Total derivatives		$—	$1		$(416)	$(341)

(1)	Although our derivative contracts are subject to master netting arrangements which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheet.

Designated Hedges

As of December 31, 2012, we had two outstanding interest rate caps and two outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $90.0 million. As of December 31, 2011, we had four outstanding interest rate caps or portions of caps and three outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $157.0 million.

Undesignated Hedges

Derivatives not designated as hedges are not speculative and are used to hedge our exposure to interest rate movements but do not meet hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a loss of approximately $19,000, $85,000, and $240,000 for the years ended December 31, 2012, 2011, and 2010, respectively. As of December 31, 2012, we had two outstanding interest rate caps and one interest rate swap that were not designated as cash flow hedges with a notional amount of approximately $230.4 million. As of December 31, 2011, we had two outstanding interest rate caps or portions of caps that were not designated as hedges with a total notional amount of approximately $327.3 million.

Effect of Derivative Instruments on the Statements of Comprehensive Income

The table below presents the effect of our derivative financial instruments on our accompanying financial statements for the years ended December 31, 2012, 2011, and 2010 (amounts in thousands).

	For the year ended December 31,
	2012	2011	2010
Derivatives Designated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts	Interest rate contracts
Amount of loss recognized in OCI (effective portion)	$(436)	$(625)	$(208)
Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Interest expense	Interest expense	Interest expense
Amount of loss reclassified from accumulated OCI into income (effective portion)	$(2,648)	$(2,862)	$(2,701)
Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Loss on financing commitments and Discontinued operations, net of taxes	Discontinued operations, net of taxes	Loss on financing commitments
Amount of loss recognized in income due to missed forecast (ineffective portion and amount excluded from effectiveness testing)	$(1,751)	$(600)	$(6)

Derivatives Not Designated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts	Interest rate contracts
Location of gain or (loss) recognized in income	Interest and other income	Interest and other income	Interest and other income
Amount of loss recognized in income	$(19)	$(85)	$(239)

7.	OUR OPERATING PARTNERSHIP’S PRIVATE PLACEMENTS

Prior to December 31, 2009, our Operating Partnership offered undivided tenancy-in-common interests in real property and beneficial interests in Delaware Statutory Trusts that own real property (hereinafter referred to collectively as “fractional interests”) to accredited investors in private placements. In 2009, our Operating Partnership discontinued the private placements of fractional interests. The proceeds from the sale of these fractional interests are accounted for as financing obligations in the accompanying financial statements pursuant to ASC Topic 840, Accounting for Leases (“ASC Topic 840”). Our Operating Partnership has 100% leased the properties sold to investors, and in accordance with ASC Topic 840, rental payments made pursuant to such leases to investors are accounted for generally as interest expense using the interest method, whereby a portion is accounted for as interest expense and a portion is accounted for as an accretion or amortization of the outstanding principal balance of the financing obligations.

For the years ended December 31, 2012, 2011, and 2010, we incurred rent obligations of approximately $1.1 million, $2.4 million, and $4.9 million, respectively, under our lease agreements with the investors who have participated in our Operating Partnership’s private placements. The lease agreement in place as of December 31, 2012 expires in June 2019. As of December 31, 2012, the future minimum amount due to us under non-cancellable subleases with third party tenants was approximately $1.8 million. The following table sets forth the future minimum rental payments due to investors under the lease agreement associated with our private placement offerings, assuming we do not exercise our option to acquire the property (amounts in thousands).

For years ended December 31,	Future Minimum Rental Payments
2013	1,224
2014	1,164
2015	1,308
2016	1,313
2017	1,312
Thereafter	1,960

Total	$8,281

8.	FAIR VALUE DISCLOSURES

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

The table below presents certain of our assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, aggregated by the level in the fair value hierarchy within which those measurements fall as defined above (amounts in thousands). There were no changes between fair value hierarchy levels during the years ended December 31, 2012 and 2011.

	Level 1	Level 2	Level 3	Total
As of December 31, 2012:
Assets
Real estate securities	$—	$—	$461	$461

Total assets	$—	$—	$461	$461

Liabilities
Derivative instruments	$—	$(416)	$—	$(416)

As of December 31, 2011:
Assets
Real estate securities	$—	$—	$1,887	$1,887
Derivative instruments	—	1	—	1

Total assets	$—	$1	$1,887	$1,888

Liabilities
Derivative instruments	$—	$(341)	$—	$(341)

The table above excludes the Comerica Bank Tower Mortgage which is recorded at fair value, as further discussed in Note 5.

The table below presents a reconciliation of the beginning and ending balances of certain of our assets having fair value measurements based on significant unobservable inputs (Level 3), and our derivative instruments, between December 31, 2011 and December 31, 2012 (amounts in thousands).

	Real Estate Securities	Derivative Instruments
Beginning balance as of December 31, 2011	$1,887	$(340)
Included in net loss	—	(7)
Included in other comprehensive loss	(1,426)	(69)

Total change in fair value	(1,426)	(76)
Transfers in and/or out of Level 3	—	—

Ending balance as of December 31, 2012	$461	$(416)

Fair Value Estimates of Investments in Real Estate Securities

CMBS and CRE-CDOs

We estimate the fair value of our CMBS and CRE-CDO securities using a combination of observable market information and unobservable market assumptions. Observable market information considered in these fair market valuations include benchmark interest rates, interest rate curves, credit market indexes and swap curves. Unobservable market assumptions considered in the determination of the fair market valuations of our CMBS and CRE-CDO investments include market assumptions related to discount rates, default rates, prepayment rates, reviews of trustee or investor reports and non-binding broker quotes and pricing services in what is currently an inactive market. Additionally, we consider security-specific characteristics in determining the fair values of our CMBS and CRE-CDO investments, which include consideration of credit enhancements, the underlying collateral’s average default rates, the average delinquency rate and loan-to-value and several other characteristics. Management periodically reviews the fair value of our CMBS and CRE-CDO securities. As a result, both Level 2 and Level 3 inputs are used in arriving at the valuation of our investments in CMBS and CRE-CDOs. We consider the Level 3 inputs used in determining the fair value of its investments in CMBS and

CRE-CDO securities to be significant. As such, all investments in CMBS and CRE-CDO securities fall under the Level 3 category of the fair value hierarchy. Using the above assumptions, expectations of future cash flows primarily drive our fair value estimate of our CMBS and CRE-CDO securities. Deterioration in possible cash flows from our CMBS and CRE-CDO securities will likely reduce the fair value of these securities to zero within the next 12 to 24 months.

Fair Value Estimates of Derivative Instruments

We have used interest rate swaps, zero cost collars and purchased interest rate caps to manage interest rate risk. The values of these instruments are determined by a third party valuation specialist based on assumptions provided be us using widely accepted valuation techniques, including discounted cash flow analysis of the expected cash flows of each derivative. Management reviews the fair value analyses prepared by the third party valuation specialist which reflect the contractual terms of the derivatives, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The valuation methodologies are segregated into two categories of derivatives: (i) interest rate swaps and (ii) zero cost collars/ purchased interest rate caps.

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

The majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with our derivative instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of potential default by us and our counterparties. As of December 31, 2012, we had assessed the significance of the impact of the credit valuation adjustments and had determined that it was not significant to the overall valuation of our derivative instruments. As a result, we have determined that all of our derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.

Nonrecurring Fair Value Measurements

During the year ended December 31, 2012, we recognized an impairment loss related to an industrial property in the accompanying statements of income (loss). The impairment was based on a reduction of our estimated holding period for this property, triggering impairment recognition based on our estimate of future cash flows from the operation and disposition of this property. We consider the Level 3 inputs used in determining the fair value of this real property investment to be significant. As such, this investment falls under the Level 3 category of the fair value hierarchy.

During the year ended December 31, 2011, we recognized an impairment loss related to an office property in the accompanying statements of income (loss). The impairment was based on our determination that future cash flows from the property were highly uncertain and insufficient to cover the carrying amount of the property as of December 31, 2011. We consider the Level 3 inputs used in determining the fair value of this real property investment to be significant. As such, this investment falls under the Level 3 category of the fair value hierarchy.

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

The fair values estimated below are indicative of certain interest rate and other assumptions as of December 31, 2012 and 2011, and may not take into consideration the effects of subsequent interest rate or other assumption fluctuations, or changes in the values of underlying collateral. The fair values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate their carrying values because of the short-term nature of these instruments.

The carrying amounts and estimated fair values of our other financial instruments as of December 31, 2012 and 2011 were as follows (amounts in thousands):

	As of December 31, 2012		As of December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Fixed-rate debt related investments, net	$108,482	$110,796	$34,308	$35,159
Floating-rate debt related investments, net	78,839	79,803	57,939	56,667

Liabilities:
Fixed-rate mortgage notes carried at amortized cost	$1,037,047	$1,091,425	$1,053,740	$1,107,471
Fixed-rate mortgage notes carried at fair value	122,995	122,995	—	—
Floating-rate mortgage notes	23,701	23,738	343,349	344,503
Fixed-rate other secured borrowings	N/A	N/A	26,479	25,455
Floating-rate other secured borrowings	135,709	135,931	57,935	58,383
Floating-rate unsecured borrowings	300,000	300,000	—	—

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

Mortgage Notes and Other Secured Borrowings Carried at Amortized Cost — The fair value of our mortgage notes and other secured borrowings carried at amortized cost are estimated using a discounted cash flow analysis, based on our estimate of market interest rates. Credit spreads relating to the underlying instruments are based on unobservable Level 3 inputs, which we have determined to be our best estimate of current market spreads of similar instruments.

Mortgage Note Carried at Fair Value—The only mortgage note carried at fair value is the Comerica Bank Tower Mortgage. See Note 5 for additional discussion regarding considerations and methodology regarding the determination of the fair value of the Comerica Bank Tower Mortgage.

Unsecured Borrowings — Unsecured borrowings comprise the Term Loan and Revolving Credit Facility components of the Facility, which were originated on December 19, 2012, as discussed in Note 5 above. Our estimate of fair value of unsecured borrowings outstanding is based on credit spreads relating to the underlying instruments, which are unobservable Level 3 inputs. As of December 31, 2012, the fair value of our outstanding unsecured borrowings approximates the carrying value of such instruments, given the proximity of the closing date of the Facility agreement to December 31, 2012.

10.	NONCONTROLLING INTERESTS

Our noncontrolling interests consist of two components: (i) OP Units held by third parties and (ii) joint venture partnership interests held by our partners. The following table summarizes noncontrolling interest balances as of December 31, 2012 and 2011 in terms of cumulative contributions, distributions and cumulative allocations of net income (loss) (amounts in thousands).

	As of December 31, 2012	As of December 31, 2011
OP Units:
Contributions	$128,350	$143,500
Distributions	(27,472)	(20,381)
Share of net loss	(15,415)	(13,554)
Share of comprehensive loss	2,796	2,599

Subtotal	88,259	112,164
Joint Venture Partner Interests:
Contributions	29,529	30,577
Distributions	(18,192)	(17,215)
Share of net loss	(3,765)	(5,516)

Subtotal	7,572	7,846
Special Units:
Contributions (1)	—	1

Subtotal	—	1

Total	$95,831	$120,011

(1)	Dividend Capital Total Advisors Group LLC, the parent of the Advisor, had been previously issued, in exchange for $1,000 in consideration, 200 partnership units in the Operating Partnership, constituting a separate series of partnership interests with special distribution rights (the “Special Units”). The Special Units constituted a form of incentive compensation that would have value if we met certain performance thresholds. In connection with the Offering, pursuant to a Special Unit Repurchase Agreement effective July 12, 2012, we redeemed and cancelled the 200 Special Units, and paid $1,000 to Dividend Capital Total Advisors Group LLC in connection with such redemption.

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

We are the sole general partner of our Operating Partnership and currently own, in our capacity as the general partner, 200 OP Units for which we contributed $2,000. Subsequent to that initial investment, we have contributed 100% of the proceeds received from our offerings of common stock to our Operating Partnership in exchange for OP Units representing our interest as a limited partner of the Operating Partnership. As of December 31, 2012 and 2011, we owned approximately 92.6% and 91.8% of the outstanding limited partnership interests in our Operating Partnership, respectively, and the remaining limited partnership interests in our Operating Partnership were owned by third-party investors.

Our Operating Partnership has classes of OP Units that correspond to our four classes of common stock: Class E OP Units, Class A OP Units, Class W OP Units and Class I OP Units. After a period of one year from the date of issuance, holders of Class E OP Units (other than us) may request the Operating Partnership to redeem their Class E OP Units. We have the option of redeeming the Class E OP Units with cash, shares of our common stock on a one-for-one basis, or with a combination of cash and Class E shares of common stock. During the years ended December 31, 2012 and 2011, we issued approximately 269,000 and 98,000 Class E shares of our common stock in redemption of approximately 273,000 and 99,000 Class E OP Units, respectively, in accordance with this option. During the years ended December 31, 2012 and 2011, we redeemed approximately 1.7 million and 96,000 Class E OP Units for approximately $12.8 million and $853,000 in cash, respectively.

As of December 31, 2012 and 2011, our Operating Partnership had issued and outstanding approximately 14.2 million and 16.2 million Class E OP Units, respectively, to third-party investors in connection with its private placement offerings. Such units had a maximum approximate redemption value of $95.0 million and $136.9 million, as of December 31, 2012 and December 31, 2011, respectively, based on our December 31, 2012 NAV per share and our December 31, 2011 estimated value per share of common stock, respectively.

Joint Venture Partner Interests

Certain of our joint ventures are consolidated by us in the accompanying financial statements. Our joint venture partners’ interests in our consolidated partnerships are not redeemable. As a result, we classify our joint venture partners’ interests as noncontrolling interests.

During the year ended December 31, 2012, we purchased one of our joint venture partners’ interest in an office property for approximately $3.0 million, which resulted in a net decrease in noncontrolling interest of $1.6 million. During the year ended December 31, 2011, we purchased one of our joint venture partners’ interest in a portfolio of three retail properties for approximately $6.6 million, which resulted in a net decrease in noncontrolling interest of $4.2 million.

11.	STOCKHOLDERS’ EQUITY

Common Stock

On May 27, 2005, we filed a Registration Statement on Form S-11 with the Commission in connection with an initial public offering of our Class E shares of common stock, which was declared effective on January 27, 2006. On June 11, 2007, we filed a Registration Statement on Form S-11 with the Commission in connection with a follow-on public offering of our Class E common stock, which was declared effective on January 22, 2008. As of the close of business on September 30, 2009, we terminated the primary portion of our public offerings of Class E shares of our common stock and ceased accepting new subscriptions to purchase shares of our common stock. On October 23, 2009, we filed a Registration Statement for the sale of up to $237,500,000 in Class E shares of our common stock pursuant to our distribution reinvestment plan. This distribution reinvestment plan offering is ongoing.

On July 12, 2012, the Commission declared effective our Registration Statement on Form S-11 which applies to the offer and sale of shares of Class A, Class W, and Class I common stock to the public through a primary offering and a restated distribution reinvestment plan with NAV-based pricing.

	Shares (1)	Gross Proceeds	Transaction Costs and Fees	Net Proceeds
Shares sold in the initial offering	114,742	$1,136,968	$(104,295)	$1,032,673
Shares sold in the follow-on offering	67,140	659,831	(55,332)	604,499
Shares sold pursuant to our DRIP Plan in the initial offering	3,455	32,825	(309)	32,516
Shares sold pursuant to our DRIP Plan in the follow-on offering	24,719	221,301	(647)	220,654
Shares sold in a private offering	37	250	(19)	231
Shares issued in connection with OP Unit redemption program	387	3,315	(64)	3,251
Shares repurchased pursuant to our issuer tender offer (2)	(1,329)	(7,977)	(256)	(8,233)
Shares repurchased pursuant to our share redemption program	(31,023)	(268,372)	(541)	(268,913)

Total	178,128	$1,778,141	$(161,463)	$1,616,678

(1)	All shares issued and redeemed comprise Class E shares of our common stock, except for 12,375 Class A, 12,375 Class W, and 12,375 Class I shares issued in a private placement transaction on September 28, 2012.
(2)	Includes approximately 895,000 shares redeemed pursuant to our issuer tender offer announced on April 6, 2012 to purchase shares of our issued and outstanding shares of common stock for a purchase price of $6.00 per share and approximately 434,000 shares redeemed pursuant to our issuer tender offer announced on October 17, 2011 to purchase shares of our issued and outstanding shares of common stock for a purchase price of $6.00 per share.

During the years ended December 31, 2012 and 2011, approximately 4.6 million and 5.3 million shares of our common stock were issued, respectively, in connection with the DRIP Plan for net proceeds of approximately $34.5 million and $45.8 million, respectively.

Redemptions

During the years ended December 31, 2012 and 2011, we redeemed approximately 8.3 million and 5.3 million Class E shares of common stock, respectively, pursuant to our Class E share redemption program for approximately $59.2 million and $45.2 million, respectively.

As of December 31, 2012, we had not received any requests to redeem Class A, Class W or Class I shares of our common stock pursuant to our Class A, Class W and Class I share redemption program.

Distributions

We accrue distributions on a daily basis and pay distributions on a quarterly basis. Historically, each quarter, our board of directors has authorized the following quarter’s daily distribution accrual. We calculate individual payments of distributions to each stockholder or OP Unit holder based upon daily record dates during each quarter, so that investors are eligible to earn distributions immediately upon purchasing shares of our common stock or upon purchasing OP Units. The following table describes our total distributions declared on our common stock for the twelve months ended December 31, 2012, 2011 and 2010, and the portion of each distribution that was paid in cash and reinvested in shares (dollar amounts in thousands).

	For the Year Ended December 31,
	2012	% of Total Distributions	2011	% of Total Distributions	2010	% of Total Distributions
Distributions:
Paid in cash	$53,311	63.3%	$62,575	59.2%	$59,782	54.1%
Reinvested in shares	30,947	36.7%	43,129	40.8%	50,648	45.9%

Total distributions	$84,258	100.0%	$105,704	100.0%	$110,430	100.0%

The following table sets forth the distributions that have been paid and/or authorized as of December 31, 2012, subject to class-specific adjustments as described in footnote 2 to the table below.

Quarter	Amount per Share/Unit (1)	Annualized Amount per Share / Unit (1)	Payment Date
2011
1st Quarter 2011	$0.1500	$0.60	April 15, 2011
2nd Quarter 2011	$0.1500	$0.60	July 15, 2011
3rd Quarter 2011	$0.1500	$0.60	October 17, 2011
4th Quarter 2011	$0.1250	$0.50	January 17, 2012

2012
1st Quarter 2012	$0.1250	$0.50	April 16, 2012
2nd Quarter 2012	$0.1250	$0.50	July 24, 2012
3rd Quarter 2012	$0.1250	$0.50	October 16, 2012
4th Quarter 2012 (2)	$0.0875	$0.35	January 16, 2013

2013
1st Quarter 2013 (3)	$0.0875	$0.35	April 16, 2013 (4)

(1)	Assumes ownership of share or unit for the entire quarter.
(2)	In the fourth quarter of 2012, distributions declared and paid on Class A shares, Class W shares, and Class I shares were $0.0691, $0.0775, and $0.0859, respectively, as a result of class-specific adjustments. Class E shares do not have class-specific adjustments.
(3)	The distribution amount herein for the first quarter of 2013 does not reflect class-specific adjustments made to our Class A, Class W, and Class I shares, which have not yet been determined.
(4)	Expected payment date.

Distribution Tax Characterization

Our distributions to stockholders are characterized for federal income tax purposes as (i) ordinary income, (ii) non-taxable return of capital, (iii) long-term capital gain or (iv) unrecaptured 1250 gain from certain depreciable properties. Distributions that exceed our current and accumulated tax earnings and profits constitute a return of capital for tax purposes rather than a dividend and reduce the stockholders’ basis in the common shares. To the extent that distributions exceed both current and accumulated earnings and profits and the stockholders’ basis in the common shares, they will generally be treated as a gain or loss upon the sale or exchange of our stockholders’ common shares. We notify stockholders of the taxability of distributions paid during the preceding year on an annual basis. The following table summarizes the information reported to investors regarding the taxability of distributions on common shares for the years ended December 31, 2012, 2011 and 2010.

	For the Year Ended December 31,
	2012		2011		2010
Per Common Share	Per Share Amount	Percentage	Per Share Amount	Percentage	Per Share Amount	Percentage
Ordinary income	$0.01	1.49%	$0.19	32.53%	$0.16	25.99%
Non-taxable return of capital	0.45	98.51%	0.39	67.47%	0.44	74.01%

Total	$0.46	100.00%	$0.58	100.00%	$0.60	100.00%

12.	RELATED PARTY TRANSACTIONS

Our day-to-day activities are managed by our Advisor, a related party, under the terms and conditions of the Advisory Agreement. Our Advisor is considered to be a related party as certain indirect owners and employees of our Advisor serve as our executives and/or directors. The responsibilities of our Advisor include the selection and underwriting of our real property and debt related investments, the negotiations for these investments, the asset management and financing of these investments and the selection of prospective joint venture partners. As of December 31, 2012 and 2011, we owed approximately $1.3 million and $129,000, respectively, to our Advisor and affiliates of our Advisor for such services and reimbursement of certain expenses. Pursuant to the advisory agreement, described below, we accrue the advisory fee on a daily basis and pay our Advisor amounts due subsequent to each month-end.

In connection with the Offering, we entered into an Eighth Amended and Restated Advisory Agreement (the “Advisory Agreement”) with our Advisor, effective July 12, 2012, which modified the fees and expense reimbursements payable to our Advisor. Per the Advisory Agreement, in consideration for asset management services performed, we pay our Advisor an advisory fee comprised of two separate components: (1) a fixed amount equal to 1.15% annually of the “Aggregate Fund NAV” (defined as the aggregate NAV of our Class E shares, Class A shares, Class W shares and Class I shares, along with the Class E OP Units held by third parties) for each day, and (2) a performance component that is based on the annual non-compounded investment return provided to holders of “Fund Interests” (defined as our Class E shares, Class A shares, Class W shares, Class I shares, and Class E OP Units held by third parties) such that the Advisor will receive 25% of the overall return in excess of 6%; provided that in no event may the performance condition exceed 10% of the overall return for such year, and subject to certain other limitations. We will also pay our Advisor a development management fee equal to 4% of the cost to develop, construct, or improve real property assets. In addition, we will pay our Advisor a fee of 1% of the sales price of individual real property assets upon disposition of such assets. Further, for a substantial amount of services in connection with the sale of a property, as determined by a majority of our independent directors, we will pay our Advisor up to 50% of the reasonable, customary and competitive commission paid for the sale of a comparable real property, provided that such amount shall not exceed 1% of the contract price of the property sold and, when added to all other real estate commissions paid to unaffiliated parties in connection with the sale, may not exceed the lesser of a competitive real estate commission or 6% of the sales price of the property.

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

In connection with the Offering, effective July 12, 2012, we also entered into a dealer manager agreement with Dividend Capital Securities LLC (the “Dealer Manager”), which is an entity related to our Advisor. Pursuant to this agreement, we pay (i) selling commissions up to 3% of the NAV per Class A share sold in the primary portion of the offering, (ii) a dealer manager fee which accrues daily in an amount equal to 1/365th of 0.6% of our NAV per share of Class A and Class W shares outstanding and an amount equal to 1/365th of 0.1% of our NAV per share of Class I shares outstanding on such day on a continuous basis, and (iii) a distribution fee which accrues daily in an amount equal to 1/365th of 0.5% of our NAV per share of Class A shares outstanding on such day on a continuous basis. We will cease paying the dealer manager fee and distribution fee with respect to shares sold in the Offering on the earlier to occur of the following: (i) a listing of the class of such shares on a national securities exchange, (ii) following the completion of the Offering, total underwriting compensation in this offering equaling 10% of the gross proceeds from the primary portion of the Offering, or (iii) such shares no longer being outstanding. A negligible amount of dealer manager and distribution fees were incurred during the year ended December 31, 2012 as a result of the issuance of Class A, Class W and Class I shares in a private offering on September 28, 2012.

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

The following table summarizes fees and other amounts earned by our Advisor and its related parties in connection with services performed for us during the years ended December 31, 2012, 2011, and 2010 (amounts in thousands).

	For the Year Ended December 31,
	2012	2011	2010
Acquisition fees (1)	$1,534	$218	$16,141
Asset management and advisory fees (2)	17,659	20,854	18,945
Development management fee (3)	133	—	—
Dealer manager fees (4)	*	—	—
Other reimbursements (5)	3,289	1,380	1,355
Asset management fees related to the disposition of real properties	101	1,599	2,085

Total	$22,716	$24,051	$38,526

(1)	Comprise fees earned by the Advisor prior to the effectiveness of the Advisory Agreement on July 12, 2012.
(2)	$7.1 million of the fees earned by the Advisor during the year ended December 31, 2012 were earned after the effectiveness of the Advisory Agreement on July 12, 2012.
(3)	Comprise fees earned by the Advisor after the effectiveness of the Advisory Agreement on July 12, 2012.
(4)	An immaterial amount (less than $500) of dealer manager fees were recorded to deferred selling costs for the year ended December 31, 2012.
(5)	Includes approximately $721,000 recorded to deferred selling costs for the year ended December 31, 2012.

Acquisition Fees

Prior to entering into the Eighth Amended and Restated Advisory Agreement with our Advisor on July 12, 2012, pursuant to the previous advisory agreement in effect, we paid certain acquisition fees to our Advisor. For each real property acquired in the operating stage, the acquisition fee was an amount equal to 1.0% of our proportional interest in the purchase price of the property. For each real property acquired prior to or during the development or construction stage, the acquisition fee was an amount not to exceed 4.0% of the total project cost (which was the amount actually paid or allocated to the purchase, development, construction or improvement of a property exclusive of acquisition fees and acquisition expenses). Our Advisor also was entitled to receive an acquisition fee of 1.0% of the principal amount in connection with the origination or acquisition of any type of debt investment including, but not limited to, the origination of mortgage loans, B-notes, mezzanine debt, participating debt (including with equity-like features), non-traded preferred securities, convertible debt, hybrid instruments, equity instruments and other related investments. However, to the extent that such debt investments were originated or acquired pursuant to our agreement with our debt advisor, (defined below) such acquisitions fees may have differed. See the section below titled “The Debt Advisor” for further discussion of these fees. Subsequent to entering into the Eighth Amended and Restated Advisory Agreement with our Advisor on July 12, 2012, we no longer pay acquisition fees to our Advisor.

Asset Management Fees

Prior to entering into the Eighth Amended and Restated Advisory Agreement with our Advisor on July 12, 2012, pursuant to the previous advisory agreement in effect, we paid certain asset management fees to our Advisor in connection with the asset and portfolio management of real property, debt related investments and real estate securities. Our Advisor’s asset management fee was payable as follows:

For Direct Real Properties (as defined below), the asset management fee consisted of (i) a monthly fee of one-twelfth of 0.50% of the aggregate cost (before noncash reserves and depreciation) of Direct Real Properties and (ii) a monthly fee of 6.00% of the aggregate monthly net operating income derived from all Direct Real Properties provided; however, that the aggregate monthly fee to be paid to our Advisor pursuant to these sub clauses (i) and (ii) in aggregate would not exceed one-twelfth of 0.75% of the aggregate cost (before noncash reserves and depreciation) of all Direct Real Properties.

For Product Specialist Real Properties (as defined below), the asset management fee consisted of (i) a monthly fee of one-twelfth of 0.50% of the aggregate cost (before noncash reserves and depreciation) of Product Specialist Real Properties and (ii) a monthly fee of 6.00% of the aggregate monthly net operating income derived from all Product Specialist Real Properties.

“Direct Real Properties”: shall mean those real properties acquired directly by us without the advice or participation of a product specialist engaged by our Advisor.

“Product Specialist Real Properties”: shall mean those real properties acquired by us pursuant to the advice or participation of a product specialist engaged by our Advisor pursuant to a contractual arrangement.

In addition, the asset management fee for all real property assets included a fee of 1.00% of the sales price of individual real property assets upon disposition.

For debt related investments, other than Debt Advisor (defined below) debt related investments, and securities investments, the asset management fee consisted of a monthly fee equal to one-twelfth of 1.00% of (i) the amount invested in the case of our debt related assets within our portfolio and (ii) the aggregate value, determined at least quarterly, of our real estate-related securities.

We also agreed to pay our Advisor certain acquisition and asset management fees that differed from the fee structure discussed above to facilitate the acquisition and management of certain debt investments that we acquired pursuant to a product specialist agreement that our Advisor entered into with the Debt Advisor (defined below). See the section below entitled “The Debt Advisor” for additional details of this agreement and the corresponding fee structure. As of July 12, 2012, we are no longer subject to this fee structure.

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

Our Advisor’s product specialists are and will be compensated through a combination of (i) reallowance of acquisition, disposition, asset management and/or other fees paid by us to our Advisor and (ii) potential profit participation in connection with specific portfolio asset(s) identified by them and invested in by us. We may enter into joint ventures or other arrangements with affiliates of our Advisor to acquire, develop and/or manage real properties. As of December 31, 2012, our Advisor had entered into a product specialist arrangement with BCG TRT Advisors LLC, as discussed below in more detail. Our Advisor had previously entered into joint venture and/or product specialist arrangements with three additional affiliates (Dividend Capital Investments LLC, Hudson River Partners Real Estate Investment Management L.P., and FundCore LLC), as discussed below in more detail. The agreements with these three affiliates were terminated prior to December 31, 2012.

BCG TRT Advisors LLC

During the year ended December 31, 2012, our Advisor entered into a product specialist agreement with BCG TRT Advisors LLC (“BCG”), in connection with advisory services related to our investments in real estate securities assets. Pursuant to this agreement, a portion of the asset management fee that our Advisor receives from us related to real estate securities investments is reallowed to BCG in exchange for services provided. A nominal amount of fees were incurred related to services provided by BCG during the year ended December 31, 2012.

Dividend Capital Investments LLC

On June 12, 2006, our Advisor entered into a product specialist agreement with Dividend Capital Investments LLC (“DCI”), in connection with investment management services related to our investments in real estate securities assets. Pursuant to this agreement, a portion of the asset management fee that our Advisor receives from us related to real estate securities investments is reallowed to DCI in exchange for services provided. A nominal amount of fees were incurred related to services provided by BCG during the years ended December 31, 2012, 2011, and 2010. The agreement with DCI was terminated upon entering into the product specialist agreement with BCG during 2012.

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

The fees payable to the Advisor and its affiliates related to the acquisition and management of debt investments prior to the effectiveness of the Offering were replaced by the advisory fees as stated in the Eighth Amended and Restated Advisory Agreement, as discussed above. Accordingly, the Debt Advisor and HRP PSA agreements were terminated on July 12, 2012, in connection with the effectiveness of the Offering.

The following is a summary of fees that were paid to our Advisor and its affiliates related to the acquisition and management of such debt investments prior to entering into the Eighth Amended and Restated Advisory Agreement in connection with the effectiveness of the Offering on July 12, 2012.

Debt Investment Advisory Fees

For debt investments acquired pursuant to the Debt Advisor PSA discussed above, our Advisor received an acquisition fee equal to the sum of:

(i)	1.0% of the relevant debt investment amount,

(ii)	any origination or similar fees paid by the applicable borrower at the time the debt investment is made (not to exceed 1.50% of the net debt investment amount), and

(iii)	an amount equal to the discounted present value (using a discount rate of 15%) of 1.0% per annum of the net debt investment amount (taking into account any anticipated principal amortization) for a period of time equal to the lesser of the term of the debt investment (excluding extension option years) or four years (collectively referred to as the “Initial Term”). This fee was reduced by the amount payable by borrowers pursuant to clause (ii) above.

The total acquisition fee and acquisition expenses would not exceed 6.0% of the net debt investment amount. The acquisition fee was payable on the closing date of the relevant debt investment and was reallowed in full by our Advisor to the Debt Advisor pursuant to the Debt Advisor PSA.

Debt Investment Asset Management Fees

For debt investments acquired pursuant to the Debt Advisor PSA discussed above, our Advisor received asset management fees pursuant to the following:

(i)	during the first 12 months after the closing of the respective debt investment, our Advisor received a monthly asset management fee consisting of one-twelfth of the total amount, if any, by which the sum of the total acquisition fees and expenses exceeded 6.0% of the relevant net debt investment amount;

(ii)	during the balance of the Initial Term, zero; and

(iii)	during any period following the Initial Term during which the relevant debt investment was outstanding, the asset management fee consisted of a monthly fee of one-twelfth of 1.0% of the net debt investment amount.

During the year ended December 31, 2012, we acquired one debt related investment pursuant to our arrangement with the Debt Advisor with an investment amount of approximately $22.5 million and paid an acquisition fee of approximately $619,000 to our Advisor, which was fully reallowed to FundCore LLC. We did not acquire any investments pursuant to our arrangement with the Debt Advisor during the year ended December 31, 2011. During the year ended December 31, 2010, we acquired three debt related investments pursuant to our arrangement with the Debt Advisor with an investment amount of approximately $73.7 million and paid an acquisition fee of approximately $2.6 million to our Advisor, which was fully reallowed to FundCore LLC.

In addition, HRP earned a fee of $1.0 million directly from us in connection with services it rendered to us in obtaining financing for our acquisition of the NOIP Portfolio, which we paid in 2010 subsequent to closing. This fee is included in other assets in our accompanying balance sheets as deferred financing costs and is amortized over the estimated life of the related financing. We did not pay HRP any such fees in 2012 or 2011.

13.	NET INCOME (LOSS) PER COMMON SHARE

Reconciliations of the numerator and denominator used to calculate basic net income (loss) per common share to the numerator and denominator used to calculate diluted net income (loss) per common share for the years ended December 31, 2012, 2011, and 2010, are described in the following table (amounts in thousands, except per share information).

	For the Year Ended December 31,
	2012	2011	2010
Numerator
Loss from continuing operations	$(43,831)	$(52,280)	$(8,093)
Loss from continuing operations attributable to noncontrolling interests	3,789	3,845	769

Loss from continuing operations attributable to common stockholders	(40,042)	(48,435)	(7,324)
Dilutive noncontrolling interests share of loss from continuing operations	(3,353)	(3,576)	(470)
Numerator for diluted earnings per share — adjusted loss from continuing operations	$(43,395)	$(52,011)	$(7,794)

Income (loss) from discontinued operations	$21,460	$(12,286)	$(14,314)
Loss (income) from discontinued operations attributable to noncontrolling interests	(3,679)	3,041	936

Income (loss) from discontinued operations attributable to common stockholders	17,781	(9,245)	(13,378)
Dilutive noncontrolling interests share of discontinued operations	1,491	(683)	(859)
Numerator for diluted earnings per share — adjusted income (loss) from discontinued operations	$19,272	$(9,928)	$(14,237)

Denominator
Weighted average shares outstanding-basic	181,982	183,813	184,215
Incremental weighted average shares effect of conversion of OP Units	15,262	13,564	9,558

Weighted average shares outstanding-diluted	197,244	197,377	193,773

NET (LOSS) INCOME PER COMMON SHARE-BASIC AND DILUTED
Net loss income from continuing operations	$(0.22)	$(0.26)	$(0.04)
Net income (loss) from discontinued operations, net of noncontrolling interest	$0.10	$(0.05)	$(0.07)

Net loss	$(0.12)	$(0.31)	$(0.11)

14.	SEGMENT INFORMATION

We have four reportable operating segments, which include our three real property operating sectors (office, industrial, and retail) and debt related investments. We organize and analyze the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, and investment strategies and objectives.

Historically, we presented two operating segments (real property and debt related investments). Due to the increased focus on financial information by real property sector in relation to the effectiveness the Offering and appointment of a new Chairman of the Board and Chief Executive Officer during 2012, the change in segment reporting more closely aligns with information reviewed by our chief operating decision makers (senior management and board of directors). Our change in segment reporting is presented retrospectively.

The following table sets forth revenue and the components of net operating income (“NOI”) of our segments for the years ended December 31, 2012, 2011 and 2010 (amounts in thousands).

	For the Year Ended December 31,
	Revenues			NOI
	2012	2011	2010	2012	2011	2010
Real property (1)
Office	$174,510	$154,497	$109,786	$131,623	$122,660	$83,143
Industrial	33,394	36,057	31,689	26,684	30,004	25,379
Retail	57,937	57,007	54,833	45,973	43,985	42,689
Debt related investments	9,409	11,107	14,961	9,409	11,107	14,961

Total	$275,250	$258,668	$211,269	$213,689	$207,756	$166,172

(1)	Does not include results of operations of real property assets classified as discontinued operations.

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

The following table is a reconciliation of our NOI to our reported net loss from continuing operations for the years ended December 31, 2012, 2011, and 2010 (amounts in thousands).

	For the Year Ended December 31,
	2012	2011	2010
Net operating income	$213,689	$207,756	$166,172
Interest and other income	1,364	2,526	4,785
Real estate depreciation and amortization expense	(128,280)	(118,329)	(89,304)
General and administrative expenses	(8,247)	(7,318)	(5,606)
Asset management and advisory fees, related party	(17,659)	(20,854)	(18,945)
Acquisition-related expenses	(325)	(610)	(18,185)
Interest expense	(93,023)	(89,045)	(75,140)
Loss on extinguishment of debt and financing commitments	(5,650)	—	(5,075)
Gain on disposition of securities	—	—	39,870
Impairment of real estate property	(5,700)	—	—
Other-than-temporary impairment on securities	—	(3,369)	(5,387)
Provision for loss on debt related investments	—	(23,037)	(1,278)
Discontinued operations, net of taxes	21,460	(12,286)	(14,314)
Net (income) loss attributable to noncontrolling interests	110	6,886	1,705

Net loss attributable to common stockholders	$(22,261)	$(57,680)	$(20,702)

The following table reflects our total assets by business segment as of December 31, 2012 and 2011 (amounts in thousands).

	As of December 31,
	2012	2011
Segment assets:
Net investments in real property
Office	$1,369,496	$1,350,725
Industrial	351,375	$377,745
Retail	615,897	$634,857
Real estate-related debt investments, net	187,321	92,247

Total segment assets, net	2,524,089	2,455,574

Non-segment assets:
Cash and cash equivalents	36,872	128,447
Other non-segment assets (1)	98,293	86,398

Total assets	$2,659,254	$2,670,419

(1)	Other non-segment assets primarily consist of corporate assets including restricted cash, investments in real estate securities, and certain deferred loan costs, including loan costs associated with our financing obligations.

15.	INCOME TAXES

We operate in a manner intended to qualify for treatment as a REIT for U.S. federal income tax purposes. As a REIT, we generally will not be subject to federal income taxation at the corporate level to the extent we distribute 100% of our REIT taxable income annually, as defined in the Code, to our stockholders and satisfy other requirements. To continue to qualify as a REIT for federal tax purposes, we must distribute at least 90% of our REIT taxable income annually. No material provisions have been made for federal income taxes in the accompanying financial statements. We had a gross deferred tax asset of approximately $4.0 million and $3.9 million as of December 31, 2012 and 2011, respectively, which is offset by a full valuation allowance. The tax years 2008 through 2012 remain open to examination by the major taxing jurisdictions to which we are subject.

16.	COMMITMENTS AND CONTINGENCIES

Environmental Matters

A majority of the properties we acquire are subjected to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of the land. We have acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. Due to the uncertainty regarding our exposure to environmental liabilities and the timing and nature of settlement of any such liabilities, we cannot estimate the effect of such potential environmental remediation on our business, financial condition, or results of operations.

17.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2012 and 2011 (amounts in thousands, except per share information). Certain reclassifications have been made to prior period results to conform to the current presentation. The following disclosures exclude the results from discontinued operations.

	For the Quarter Ended				For the Year Ended December 31, 2012
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Rental revenue	$63,297	$67,685	$67,690	$67,169	$265,841
Debt related income	1,884	1,758	3,019	2,748	9,409

Total revenue	65,181	69,443	70,709	69,917	275,250
Total operating expenses	(51,414)	(55,121)	(55,016)	(60,221)	(221,772)
Other income (expenses)	(22,859)	(25,850)	(23,551)	(25,049)	(97,309)

Loss from continuing operations	(9,092)	(11,528)	(7,858)	(15,353)	(43,831)
Discontinued operations, net of taxes	(247)	1,956	19,802	(51)	21,460
Net income (loss)	(9,339)	(9,572)	11,944	(15,404)	(22,371)
Net (income) loss attributable to noncontrolling interests	849	701	(2,680)	1,240	110

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,490)	$(8,871)	$9,264	$(14,164)	$(22,261)

Net loss per basic and diluted common share
Continuing operations	$(0.05)	$(0.06)	$(0.04)	(0.07)	$(0.22)
Discontinued operations	$(0.00)	$0.01	$0.09	$(0.00)	$0.10

NET LOSS PER BASIC AND DILUTED COMMON SHARE	$(0.05)	$(0.05)	$0.05	$(0.07)	$(0.12)

	For the Quarter Ended				For the Year Ended December 31, 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Rental revenue	$61,642	$62,104	$62,625	$61,190	$247,561
Debt related income	4,486	2,930	2,249	1,442	11,107

Total revenue	66,128	65,034	64,874	62,632	258,668
Total operating expenses	(53,012)	(52,980)	(52,425)	(66,012)	(224,429)
Other income (expenses)	(21,486)	(21,625)	(22,281)	(21,127)	(86,519)

Loss from continuing operations	(8,370)	(9,571)	(9,832)	(24,507)	(52,280)
Discontinued operations, net of taxes	(739)	(766)	3,550	(14,331)	(12,286)
Net income (loss)	(9,109)	(10,337)	(6,282)	(38,838)	(64,566)
Net (income) loss attributable to noncontrolling interests	673	749	499	4,965	6,886

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,436)	$(9,588)	$(5,783)	$(33,873)	$(57,680)

Net loss per basic and diluted common share
Continuing operations	$(0.05)	$(0.05)	$(0.05)	$(0.11)	$(0.26)
Discontinued operations	$(0.00)	$(0.00)	$0.02	$(0.07)	$(0.05)

NET LOSS PER BASIC AND DILUTED COMMON SHARE	$(0.05)	$(0.05)	$(0.03)	$(0.18)	$(0.31)

18.	SUBSEQUENT EVENTS

Departure of Certain Officer; Appointment of Certain Officer

On December 19, 2012, our board of directors appointed Jeffrey L. Johnson to serve as Chief Executive Officer, effective no later than January 16, 2013. Mr. Johnson became an employee of an affiliate of our Advisor effective January 16, 2013.

Guy M. Arnold resigned as President effective immediately prior to the date that Mr. Johnson became the Chief Executive Officer in order to pursue other opportunities.

See our Form 8-K filed with the Commission on December 21, 2012 for additional information regarding this activity.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dividend Capital Diversified Property Fund Inc.:

Under date of March 19, 2013, we reported on the consolidated balance sheets of Dividend Capital Diversified Property Fund Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income (loss), comprehensive income (loss), equity and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule III — Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of the Company’s management. Our responsibility is to express an opinion on Schedule III based on our audits.

In our opinion, Schedule III — Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/KPMG LLP

Denver, Colorado

March 19, 2013

Dividend Capital Diversified Property Fund Inc.

Schedule III — Real Estate and Accumulated Depreciation

As of December 31, 2012

(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount Carried at December 31, 2012
Property	Market	No. of Buildings	Encumbrances (1)	Land	Building and Improvements (2)	Total Costs	Cost Capitalized or Adjustments Subsequent to Acquisition (4)	Land	Building and Improvements (2)	Total Costs (3, 4)	Accumulated Depreciation (4)	Acquisition Date	Depreciable Life (years)
Office Properties:
Jay Street	Silicon Valley, CA	3	$23,500	$13,859	$21,974	$35,833	$1,624	$13,858	$23,599	$37,457	$6,391	6/28/06	3-40
Bala Pointe	Philadelphia, PA	1	24,000	10,115	27,516	37,631	1,796	10,115	29,312	39,427	9,376	8/28/06	3-40
Lundy Avenue	Silicon Valley, CA	3	14,250	5,982	15,459	21,441	114	5,982	15,573	21,555	4,830	9/28/06	4-40
Shiloh Road	Dallas, TX	3	22,700	5,165	30,192	35,357	5	5,165	30,197	35,362	7,191	12/21/06	10-40
40 Boulevard	Chicago, IL	1	9,210	2,611	7,797	10,408	4,828	2,611	12,625	15,236	5,176	1/24/07	1-35
Washington Commons	Chicago, IL	10	21,300	9,019	16,622	25,641	4,061	9,020	20,682	29,702	7,497	2/1/07	2-40
Shackleford	Little Rock, AR	1	13,650	2,900	18,792	21,692	314	2,900	19,106	22,006	3,832	3/20/07	5-40
Joyce Blvd	Fayetteville, AR	1	—	2,699	8,996	11,695	—	2,699	8,996	11,695	1,838	9/28/07	10-40
DeGuigne	Silicon Valley, CA	1	7,820	5,841	13,861	19,702	487	5,842	14,347	20,189	4,937	11/21/07	5-40
Millennium	Denver, CO	1	32,969	1,002	51,527	52,529	2,284	1,002	53,811	54,813	11,715	10/1/08	5-40
Eden Prairie (ATK)	Minneapolis/St Paul, MN	1	—	3,538	25,865	29,403	—	3,538	25,865	29,403	3,972	10/3/08	15-40
Austin-Mueller Healthcare	Austin, TX	1	20,468	2,663	42,315	44,978	—	2,663	42,315	44,978	6,487	12/23/08	11-40
1300 Connecticut	Washington, DC	1	47,044	25,177	41,250	66,427	1,707	25,177	42,957	68,134	11,766	3/10/09	5-40
Campus Road Office Center	Princeton, NJ	1	34,778	5,302	45,773	51,075	88	5,302	45,861	51,163	5,841	11/3/09	5-40
Preston Sherry Plaza	Dallas, TX	1	23,126	7,500	22,303	29,803	2,629	7,500	24,932	32,432	6,593	12/16/09	3-40
Park Place	Dallas, TX	1	14,491	4,075	19,625	23,700	3,673	4,075	23,298	27,373	7,388	12/16/09	3-40
Inverness Drive West	Denver, CO	1	—	8,100	40,094	48,194	1,856	8,100	41,950	50,050	16,784	6/25/10	3-40
Doolittle Drive	Los Angeles, CA	1	10,401	9,700	13,142	22,842	(1)	9,700	13,141	22,841	5,308	6/25/10	4-40
South Havana Street	Denver, CO	1	—	3,925	8,607	12,532	—	3,925	8,607	12,532	4,337	6/25/10	4-40
Sheila Street	Los Angeles, CA	1	9,044	6,150	17,536	23,686	(1)	6,150	17,535	23,685	3,320	6/25/10	10-40
Corporate Center Drive	Los Angeles, CA	1	12,662	6,700	21,303	28,003	1,630	6,700	22,933	29,633	10,780	6/25/10	10-40
Harborside Plaza	Northern New Jersey	1	117,727	16,800	193,742	210,542	193	16,800	193,935	210,735	30,094	6/25/10	7-40
Colshire Drive	Washington, DC	1	—	21,100	157,983	179,083	(5)	21,100	157,978	179,078	27,509	6/25/10	7-40
Sylvan Way	Northern New Jersey	1	16,596	5,200	32,439	37,639	(1)	5,200	32,438	37,638	3,424	6/25/10	13-40
Sunset Hills Road	Washington, DC	1	14,199	2,700	31,915	34,615	43	2,700	31,958	34,658	7,106	6/25/10	5-40
Crown Colony Drive	New England	1	—	2,600	16,514	19,114	4,027	2,600	20,541	23,141	6,945	6/25/10	4-40
Shadelands Drive	East Bay, CA	1	—	2,500	3,562	6,062	10	2,500	3,572	6,072	2,498	6/25/10	3-40
North Fairway Drive	Chicago, IL	1	—	1,900	11,546	13,446	—	1,900	11,546	13,446	4,028	6/25/10	4-40
Sybase Drive	East Bay, CA	1	—	8,400	136,797	145,197	(5)	8,400	136,792	145,192	24,617	6/25/10	7-40
1600 SW 80th Street	Miami, FL	1	19,671	12,700	35,483	48,183	(1)	12,700	35,482	48,182	4,460	6/25/10	12-40
Connection Drive	Dallas, TX	1	24,238	3,110	50,121	53,231	3	3,110	50,124	53,234	6,595	6/25/10	9-40
Waterview Parkway	Dallas, TX	1	—	2,670	5,263	7,933	—	2,670	5,263	7,933	1,470	6/25/10	7-40
East Maple Avenue	Los Angeles, CA	1	17,184	6,400	71,761	78,161	(1)	6,400	71,760	78,160	5,045	6/25/10	16-40
N. Glenville Drive	Dallas, TX	1	3,618	1,580	6,610	8,190	(1)	1,580	6,609	8,189	1,221	6/25/10	6-40
Comerica Tower	Dallas, TX	1	178,036	8,181	120,077	128,258	(598)	8,181	119,479	127,660	13,116	3/6/2012	1-40

Total Office and Office/R&D Properties		50	732,682	237,864	1,384,362	1,622,226	30,758	237,865	1,415,119	1,652,984	283,487

Dividend Capital Diversified Property Fund Inc. — (Continued)

Schedule III — Real Estate and Accumulated Depreciation

As of December 31, 2012

(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount Carried at December 31, 2012
Property	Market	No. of Buildings	Encumbrances (1)	Land	Building and Improvements (2)	Total Costs	Cost Capitalized or Adjustments Subsequent to Acquisition (4)	Land	Building and Improvements (2)	Total Costs (3, 4)	Accumulated Depreciation (4)	Acquisition Date	Depreciable Life (years)
Industrial Properties:
Rickenbacker	Columbus, OH	1	$7,047	$1,249	$13,308	$14,557	$641	$1,249	$13,949	$15,198	$4,094	10/16/06	3-40
Park West Q	Cincinnati, OH	1	5,254	1,653	9,597	11,250	207	1,653	9,804	11,457	3,433	10/16/06	5-40
Eagle Creek East	Minneapolis/St Paul, MN	1	4,373	1,644	7,676	9,320	392	1,644	8,068	9,712	2,493	10/16/06	5-40
Park West L	Cincinnati, OH	1	3,650	902	7,393	8,295	102	902	7,495	8,397	2,145	10/31/06	2-40
Eagle Creek West	Minneapolis/St Paul, MN	1	4,955	1,910	8,474	10,384	505	1,910	8,979	10,889	2,413	10/31/06	3-40
Minnesota Valley III	Minneapolis/St Paul, MN	1	6,198	2,223	12,462	14,685	1,019	2,223	13,481	15,704	3,716	10/31/06	10-40
Pencader	Philadelphia, PA	1	6,050	2,516	5,392	7,908	361	2,515	5,754	8,269	1,389	12/6/06	4-40
Hanson Way	Silicon Valley, CA	1	19,150	5,544	19,873	25,417	(5,364)	3,985	16,068	20,053	5,893	12/7/06	4-40
Old Silver Spring	Central PA	1	4,700	1,305	4,840	6,145	63	1,305	4,903	6,208	1,202	12/8/06	5-40
Marine Drive	Charlotte, NC	1	14,800	2,037	19,010	21,047	128	2,036	19,139	21,175	6,046	12/8/06	10-40
Southfield	Atlanta, GA	1	5,280	1,280	5,397	6,677	200	1,280	5,597	6,877	1,617	3/20/07	4-40
Commerce Circle	Central PA	1	25,820	5,939	28,970	34,909	182	5,938	29,153	35,091	6,696	3/26/07	10-40
Veterans	Chicago, IL	1	9,200	2,121	10,987	13,108	153	2,121	11,140	13,261	3,365	3/26/07	3-40
Plainfield III	Indianapolis, IN	1	12,000	2,101	18,424	20,525	1,747	2,101	20,171	22,272	5,074	3/28/07	9-40
Patriot Drive I	Dallas, TX	1	4,625	1,034	5,548	6,582	695	1,034	6,243	7,277	1,723	3/28/07	3-40
Patriot Drive II	Dallas, TX	1	18,375	3,166	23,072	26,238	4,555	3,166	27,627	30,793	6,469	3/28/07	5-40
Creekside V	Columbus, OH	1	4,725	764	5,628	6,392	—	764	5,628	6,392	1,715	6/15/07	8-40
Greenwood Parkway	Atlanta, GA	1	—	2,040	20,830	22,870	402	2,040	21,232	23,272	5,098	10/29/07	10-40
Westport	Central PA	1	9,993	2,376	27,081	29,457	—	2,376	27,081	29,457	5,554	1/9/08	10-40
6900 Riverport	Louisville, KY	1	1,670	751	4,131	4,882	62	750	4,194	4,944	824	9/17/08	10-40
7000 Riverport	Louisville, KY	1	2,633	1,124	6,821	7,945	199	1,124	7,020	8,144	1,711	9/17/08	3-40
7050 Riverport	Louisville, KY	1	1,446	672	3,862	4,534	8	672	3,870	4,542	1,029	9/17/08	5-40
7201 Riverport	Louisville, KY	1	2,676	1,130	6,614	7,744	225	1,130	6,839	7,969	1,453	9/17/08	3-40
South Columbia	Central Kentucky	1	11,758	730	25,092	25,822	(2)	730	25,090	25,820	6,201	6/25/10	4-40
Columbia Road	Cleveland, OH	1	8,818	2,525	17,337	19,862	3,943	2,525	21,280	23,805	2,424	6/25/10	6-40
200 Corporate Drive	Chicago, IL	1	9,044	925	18,937	19,862	—	925	18,937	19,862	2,926	6/25/10	8-40
Vickery Drive	Houston, TX	1	18,823	3,700	37,639	41,339	(1)	3,700	37,638	41,338	5,367	6/25/10	8-40
East 28th Avenue	Denver, CO	1	2,838	800	5,431	6,231	—	800	5,431	6,231	963	6/25/10	8-40

Total Industrial Properties		28	225,901	54,161	379,826	433,987	10,422	52,598	391,811	444,409	93,033

Dividend Capital Diversified Property Fund Inc. — (Continued)

Schedule III — Real Estate and Accumulated Depreciation

As of December 31, 2012

(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount Carried at December 31, 2012
Property	Market	No. of Buildings	Encumbrances (1)	Land	Building and Improvements (2)	Total Costs	Cost Capitalized or Adjustments Subsequent to Acquisition (4)	Land	Building and Improvements (2)	Total Costs (3, 4)	Accumulated Depreciation (4)	Acquisition Date	Depreciable Life (years)
Retail Properties:
Bandera Road	San Antonio, TX	1	$21,500	$8,221	$23,472	$31,693	$349	$8,222	$23,820	$32,042	$5,150	2/1/07	5-45
Beaver Creek	Raleigh, NC	1	26,200	13,017	31,375	44,392	702	13,017	32,077	45,094	6,462	5/11/07	3-40
Centerton Square	Philadelphia, PA	1	67,800	26,488	76,838	103,326	587	26,488	77,425	103,913	16,548	5/11/07	4-57
Mt. Nebo	Pittsburgh, PA	1	16,000	9,371	16,214	25,585	(2,131)	9,502	13,952	23,454	1,500	5/11/07	4-40
CB Square	Jacksonville, FL	1	—	3,768	16,660	20,428	(967)	3,768	15,693	19,461	2,672	6/27/07	7-40
Braintree	New England	1	—	9,270	31,266	40,536	504	9,270	31,770	41,040	7,595	8/1/07	5-40
Holbrook	New England	1	—	4,590	14,724	19,314	191	4,590	14,915	19,505	4,146	8/1/07	5-40
Kingston	New England	1	10,574	8,580	12,494	21,074	635	8,580	13,129	21,709	3,773	8/1/07	5-40
Manomet	New England	1	—	1,890	6,480	8,370	250	1,890	6,730	8,620	1,745	8/1/07	5-40
Orleans	New England	1	14,307	8,780	23,683	32,463	148	8,780	23,831	32,611	4,569	8/1/07	4-40
Sandwich	New England	1	15,825	7,380	25,778	33,158	34	7,380	25,812	33,192	4,705	8/1/07	3-40
Wareham	New England	1	24,400	13,130	27,030	40,160	1,253	13,130	28,283	41,413	5,979	8/1/07	2-40
Abington	New England	1	4,888	14,396	594	14,990	—	14,396	594	14,990	420	8/1/07	8-63
Hyannis	New England	1	4,841	10,405	917	11,322	—	10,405	917	11,322	270	8/1/07	18-68
Rockland 201 Market	New England	1	—	2,417	86	2,503	—	2,417	86	2,503	86	8/1/07	35
Mansfield	New England	1	8,818	5,340	16,490	21,830	—	5,340	16,490	21,830	2,741	8/1/07	16-86
Meriden	New England	1	—	6,560	22,013	28,573	—	6,560	22,013	28,573	3,858	8/1/07	13-43
Weymouth	New England	1	—	5,170	19,396	24,566	(257)	4,913	19,396	24,309	4,528	8/1/07	19-40
Whitman 475 Bedford Street	New England	1	7,594	3,610	11,682	15,292	—	3,610	11,682	15,292	2,007	8/1/07	16-65
Brockton Eastway Plaza	New England	1	—	2,530	2,074	4,604	180	2,530	2,254	4,784	1,001	8/1/07	3-40
Cohasset	New England	1	—	3,920	7,765	11,685	283	3,920	8,048	11,968	1,953	8/1/07	3-40
Cranston	New England	1	—	1,810	4,233	6,043	109	1,810	4,342	6,152	1,800	8/1/07	2-40
Hanover	New England	1	—	1,490	5,084	6,574	—	1,490	5,084	6,574	1,249	8/1/07	5-40
Rockland 360-372 Market	New England	1	—	1,200	2,437	3,637	1	1,200	2,438	3,638	894	8/1/07	6-40
Brockton Westgate Plaza	New England	1	—	3,650	6,507	10,157	—	3,650	6,507	10,157	1,921	8/1/07	11-40
Harwich	New England	1	6,155	5,290	8,814	14,104	—	5,290	8,814	14,104	1,421	10/18/07	21-40
New Bedford	New England	1	8,538	3,790	11,152	14,942	—	3,790	11,152	14,942	1,721	10/18/07	22-40
Norwell	New England	1	6,546	5,850	14,547	20,397	—	5,850	14,547	20,397	2,403	10/18/07	15-65
Greater DC Retail	Washington, DC	1	39,680	19,779	42,515	62,294	186	19,781	42,699	62,480	11,189	4/6/09	5-40
Springdale	New England	1	—	8,850	—	8,850	3,741	11,866	725	12,591	121	2/18/11	6-62
Saugus	New England	1	—	3,783	9,677	13,460	37	3,783	9,714	13,497	1,835	3/17/11	3-40

Total Retail Properties		31	283,666	224,325	491,997	716,322	5,835	227,218	494,939	722,157	106,262

Grand Total		109	$1,242,249	$516,350	$2,256,185	$2,772,535	$47,015	$517,681	$2,301,869	$2,819,550	$482,782

(1)	Encumbrances represents mortgage debt principal balances encumbering each property as of December 31, 2012.
(2)	Building and improvements include intangible lease assets.
(3)	As of December 31, 2012, the aggregate cost for federal income tax purposes of investments in real property was approximately $2.6 billion (unaudited).
(4)	Amount is presented net of impairments and other write-offs of tenant-related assets that were recorded at acquisition as part of our purchase price accounting. Such write-offs are the results of lease expirations and terminations.

The following table summarizes activity for real estate and accumulated depreciation for the years ended December 31, 2012, 2011, and 2010 (amounts in thousands):

	2012	2011	2010
Investments in real estate:
Balance at the beginning of the year	$2,724,684	$2,858,307	$1,685,572
Acquisitions of operating properties	128,258	21,825	1,402,950
Improvements	18,405	18,944	2,284
Basis of operating properties disposed of	(46,097)	(150,892)	(228,599)
Impairment of real property	(5,700)	(23,500)	(3,900)

Balance at the end of the year	$2,819,550	$2,724,684	$2,858,307

Accumulated depreciation:
Balance at the beginning of the year	$361,357	$247,608	$146,164
Net additions charged to costs and expenses	121,425	113,749	101,444

Balance at the end of the year	$482,782	$361,357	$247,608

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2013.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

By:	/S/ JEFFREY L. JOHNSON
Name:	Jeffrey L. Johnson
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 19, 2013.

Signature	Title

/S/ JEFFREY L. JOHNSON Jeffrey L. Johnson	Chief Executive Officer (principal executive officer)

/S/ RICHARD D. KINCAID Richard D. Kincaid	Chairman of the Board and Director

/S/ CHARLES B. DUKE Charles B. Duke	Director

/S/ DANIEL J. SULLIVAN Daniel J. Sullivan	Director

/S/ JOHN P. WOODBERRY John P. Woodberry	Director

/S/ JOHN A. BLUMBERG John A. Blumberg	Director

/S/ M. KIRK SCOTT M. Kirk Scott	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)