Form 10-K/A
period 2012-12-31
Dividend Capital Diversified Property Fund Inc.
filed 2013-03-22
CIK 1327978

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Dividend Capital Diversified Property Fund Inc. that was filed with the Securities and Exchange Commission on March 19, 2013 (the “Form 10-K”) is to amend Exhibit 23.1 to correct certain inadvertent errors in the exhibit.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed as exhibits hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Pursuant to Rule 13a-14 of the Exchange Act, this Amendment also contains new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which are filed as exhibits hereto.

Except as described above, no other amendments are being made to the Form 10-K. This Amendment does not modify or update in any way the financial statements or disclosures contained in the Form 10-K.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

The following exhibits are filed as part of this Amendment:

Exhibit Number	Description

23.1	Consent of KPMG LLP

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2013.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

By:	/s/ JEFFREY L. JOHNSON
Name:	Jeffrey L. Johnson
Title:	Chief Executive Officer