Form 10-Q
period 2013-03-31
Dividend Capital Diversified Property Fund Inc.
filed 2013-05-13
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

As of May 8, 2013, 177,986,703 unclassified shares of common stock (referred to “Class E”), 12,375 shares of Class A common stock, 12,375 shares of Class W common stock, and 166,411 shares of Class I common stock of Dividend Capital Diversified Property Fund Inc., each with a par value $0.01 per share, were outstanding.

Dividend Capital Diversified Property Fund Inc.

Form 10-Q

March 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and footnoted information)

	As of
	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investments in real property	$2,705,979	$2,819,550
Accumulated depreciation and amortization	(486,489)	(482,782)

Total net investments in real property*	2,219,490	2,336,768
Debt related investments, net	165,469	187,321

Total net investments	2,384,959	2,524,089
Cash and cash equivalents	36,793	36,872
Restricted cash	24,920	32,968
Other assets, net	63,127	65,325
Assets held for sale	88,745	—

Total Assets	$2,598,544	$2,659,254

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes and other secured borrowings**	$1,192,957	$1,319,452
Unsecured borrowings	325,000	300,000
Financing obligations	18,143	18,176
Intangible lease liabilities, net	85,521	88,331
Other liabilities	78,252	91,768
Liabilities held for sale	86,772	—

Total Liabilities	1,786,645	1,817,727
Equity:
Stockholders’ equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 177,344,261*** and 178,127,559*** shares issued and outstanding, as of March 31, 2013 and December 31, 2012, respectively	1,772	1,781
Additional paid-in capital	1,605,226	1,610,996
Distributions in excess of earnings	(871,891)	(850,885)
Accumulated other comprehensive loss	(15,597)	(16,196)

Total stockholders’ equity	719,510	745,696
Noncontrolling interests	92,389	95,831

Total Equity	811,899	841,527

Total Liabilities and Equity	$2,598,544	$2,659,254

*	Includes approximately $391.4 million and $520.3 million, after accumulated depreciation and amortization, in consolidated real property variable interest entity investments as of March 31, 2013 and December 31, 2012, respectively.
**	Includes approximately $310.0 million and $419.5 million in consolidated mortgage notes in variable interest entity investments as of March 31, 2013 and December 31, 2012, respectively.
***	Includes 177,189,956 shares of Class E common stock, 12,375 shares of Class A common stock, 12,375 shares of Class W common stock, and 129,555 shares of Class I common stock.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(Unaudited)

(In thousands, except per share and footnoted information)

	For the Three Months Ended March 31,
	2013	2012
REVENUE:
Rental revenue	$65,165	$61,744
Debt related income	2,735	1,884

Total Revenue	67,900	63,628
EXPENSES:
Rental expense	16,760	13,164
Real estate depreciation and amortization expense	29,659	29,534
General and administrative expenses	2,601	1,883
Asset management and advisory fees, related party	3,684	4,912
Acquisition-related expenses	—	299

Total Operating Expenses	52,704	49,792
Other Income (Expenses):
Interest and other income	79	62
Interest expense	(20,927)	(20,211)
Loss on extinguishment of debt and financing commitments	(270)	(1,421)

Loss from continuing operations	(5,922)	(7,734)
Discontinued operations, net of taxes*	56	(1,605)

Net Loss	(5,866)	(9,339)
Net loss attributable to noncontrolling interests	499	849

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,367)	$(8,490)

Net income (loss) per basic and diluted common share:
Continuing operations	$(0.03)	$(0.04)
Discontinued operations	0.00	(0.01)

NET LOSS PER BASIC AND DILUTED COMMON SHARE	$(0.03)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	178,792	183,270

Diluted	192,927	199,419

Distributions declared per common share	$0.0875	$0.1250

*	Includes approximately $85,000 and $33,000 paid to our Advisor for asset management fees associated with the disposition of real properties during the three months ended March 31, 2013 and 2012, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2013	2012
Net Loss	$(5,866)	$(9,339)
Other Comprehensive Income (Loss):
Net unrealized change from available-for-sale securities	—	(376)
Unrealized change from cash flow hedging derivatives	646	744

Comprehensive loss	(5,220)	(8,971)
Comprehensive (income) loss attributable to noncontrolling interests	452	819

COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,768)	$(8,152)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(In thousands)

	Stockholders’ Equity
					Accumulated
			Additional	Distributions in	Other
	Common Stock		Paid-in	Excess of	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balances, December 31, 2012	178,128	$1,781	$1,610,996	$(850,885)	$(16,196)	$95,831	$841,527

Comprehensive income (loss):
Net loss	—	—	—	(5,367)	—	(499)	(5,866)
Unrealized change from cash flow hedging derivatives	—	—	—	—	599	47	646
Common stock:
Issuance of common stock, net of offering costs	937	8	6,276	—	—	—	6,284
Redemptions of common stock	(1,721)	(17)	(11,696)	—	—	—	(11,713)
Distributions on common stock	—	—	—	(15,639)	—	—	(15,639)
Noncontrolling interests:
Contributions of noncontrolling interests	—	—	—	—	—	131	131
Distributions to noncontrolling interests	—	—	—	—	—	(1,476)	(1,476)
Redemptions of noncontrolling interests	—	—	—	—	—	(1,761)	(1,761)
Buyout of noncontrolling interest	—	—	(350)	—	—	116	(234)

Balances, March 31, 2013	177,344	$1,772	$1,605,226	$(871,891)	$(15,597)	$92,389	$811,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(5,866)	$(9,339)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate depreciation and amortization expense	30,524	31,003
(Gain) loss on disposition of real property	(1,213)	328
Loss on financing commitments	270	1,446
Other depreciation and amortization	2,135	187
Other adjustments to reconcile loss to net cash provided by operating activities	(326)	68
Changes in operating assets and liabilities	(8,072)	(4,390)

Net cash provided by operating activities	17,452	19,303
INVESTING ACTIVITIES:
Capital expenditures in real property	(5,397)	(2,818)
Proceeds from disposition of real property	7,879	3,205
Investment in debt related investments	(3,653)	—
Principal collections on debt related investments	15,512	1,098
Other investing activities	638	2,016

Net cash provided by (used in) investing activities	14,979	3,501
FINANCING ACTIVITIES:
Mortgage note principal repayments	(18,513)	(64,552)
Net proceeds from revolving line of credit borrowings	25,000	—
Repayment of other secured borrowings	(13,666)	—
Redemption of common shares	(11,430)	(12,556)
Distributions to common stockholders	(10,210)	(13,908)
Other financing activities	(3,691)	(2,729)

Net cash (used in) provided by financing activities	(32,510)	(93,745)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(79)	(70,941)
CASH AND CASH EQUIVALENTS, beginning of period	36,872	128,447
CASH AND CASH EQUIVALENTS, end of period	$36,793	$57,506

Supplemental Disclosure of Cash Flow Information:
Assumed mortgage	—	$124,800
Amount issued pursuant to the distribution reinvestment plan	$5,505	$9,046
Cash paid for interest	$19,602	$21,375
Non-cash principal collection on debt related investments	$9,646	$2,809
Non-cash investment in real property	—	$128,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

1. ORGANIZATION

Dividend Capital Diversified Property Fund Inc. is a Maryland corporation formed on April 11, 2005 to invest in a diverse portfolio of real property and real estate related investments. As used herein, “the Company,” “we,” “our” and “us” refer to Dividend Capital Diversified Property Fund Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires.

We operate in a manner intended to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through our operating partnership, Dividend Capital Total Realty Operating Partnership, L.P. (our “Operating Partnership”). Furthermore, our Operating Partnership wholly owns a taxable REIT subsidiary, DCTRT Leasing Corp. (the “TRS”), through which we have executed certain business transactions that might otherwise have an adverse impact on our status as a REIT if such business transactions were to occur directly or indirectly through our Operating Partnership.

We are the sole general partner of our Operating Partnership. In addition, we have contributed 100% of the proceeds received from our offerings of common stock to our Operating Partnership in exchange for partnership units (“OP Units”) representing our interest as a limited partner of the Operating Partnership. As of March 31, 2013 and December 31, 2012, we owned approximately 92.7% and 92.6%, respectively, of the limited partnership interests in our Operating Partnership, and the remaining limited partnership interests in our Operating Partnership were owned by third-party investors. Our Operating Partnership has classes of OP Units that correspond to our four classes of common stock: Class E OP Units, Class A OP Units, Class W OP Units, and Class I OP Units. The OP Units held by third parties are all Class E OP Units. As of March 31, 2013 and December 31, 2012, our Operating Partnership had issued and outstanding approximately 13.9 million and 14.2 million Class E OP Units held by third party investors, respectively, which represent limited partnership interests issued in connection with its private placement offerings.

Dividend Capital Total Advisors LLC (our “Advisor”), a related party, manages our day-to-day activities under the terms and conditions of an advisory agreement (as amended from time to time, the “Advisory Agreement”). Our Advisor and its affiliates receive various forms of compensation, reimbursements and fees for services relating to the investment and management of our real estate assets.

On July 12, 2012, the Securities and Exchange Commission (the “Commission”) declared effective our Registration Statement on Form S-11 (Registration Number 333-175989) (as amended, the “Registration Statement”). The Registration Statement applies to the offer and sale (the “Offering”) of up to $3,000,000,000 of our shares of common stock, of which $2,250,000,000 of shares are expected to be offered to the public in a primary offering and $750,000,000 of shares are expected to be offered to our stockholders pursuant to an amended and restated distribution reinvestment plan (subject to our right to reallocate such amounts). In the Offering, we are offering to the public three classes of shares: Class A shares, Class W shares and Class I shares with net asset value (“NAV”) based pricing. See Part I, Item 2 of this Quarterly Report on Form 10-Q for a description of our valuation procedures and valuation components, including important disclosure regarding real property valuations provided by Altus Group U.S., Inc., an independent valuation firm. Our independent registered public accounting firm does not audit our NAV. Selling commissions, dealer manager fees, and distribution fees are allocated to Class A shares, Class W shares, and Class I shares on a class-specific basis and differ for each class, even when the NAV of each class is the same. We are offering to sell any combination of Class A shares, Class W shares and Class I shares with a dollar value up to the maximum offering amount. We also sell shares of our unclassified common stock, which we refer to as “Class E” shares, pursuant to our distribution reinvestment plan offering registered on our Registration Statement on Form S-3 (Registration Number 333-162636). In the event of a liquidation event, such assets, or the proceeds therefrom, will be distributed ratably in proportion to the respective NAV for each class until the NAV for each class has been paid. Other than differing allocable fees and expenses and liquidation rights, Class E shares, Class A shares, Class W shares, and Class I shares have identical rights and privileges.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim condensed consolidated financial statements (herein referred to as “financial statements,” “balance sheets,” “statement of equity,” or “statements of comprehensive loss”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the Commission instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, these statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of operating results for a full year. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Commission on March 19, 2013.

Reclassifications

Certain amounts included in the accompanying financial statements for 2012 have been reclassified to conform to the 2013 financial statements presentation. Income statement amounts and certain income statement disclosure amounts for properties disposed of or classified as held for sale have been reclassified to discontinued operations for all periods presented. Balance sheet amounts and certain balance sheet disclosure amounts for properties classified as held for sale have been reclassified to assets held for sale.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update that requires disclosure of the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount is required under GAAP to be reclassified in its entirety to net income. Additionally, the update requires disclosure of changes in each component of other comprehensive income. The disclosure requirements were retroactively effective for us beginning January 1, 2013. As this guidance only requires expanded disclosure, the adoption did not have a significant impact on our consolidated financial statements.

3. INVESTMENTS IN REAL PROPERTY

Our consolidated investments in real property consist of investments in office, industrial and retail properties. The following tables summarize our consolidated investments in real property as of March 31, 2013 and December 31, 2012 (amounts in thousands):

Real Property	Land	Building and Improvements	Intangible Lease Assets	Total Investment Amount	Intangible Lease Liabilities	Net Investment Amount
As of March 31, 2013:
Office	$235,195	$942,758	$471,222	$1,649,175	$(65,656)	$1,583,519
Industrial(1)	52,598	330,818	61,967	445,383	(7,765)	437,618
Retail	227,218	417,278	77,968	722,464	(51,059)	671,405

Total gross book value	515,011	1,690,854	611,157	2,817,022	(124,480)	2,692,542
Accumulated depreciation/amortization	—	(196,342)	(317,180)	(513,522)	38,251	(475,271)

Total net book value	$515,011	$1,494,512	$293,977	$2,303,500	$(86,229)	$2,217,271

As of December 31, 2012:
Office	$237,865	$939,722	$475,397	$1,652,984	$(65,788)	$1,587,196
Industrial	52,598	329,844	61,967	444,409	(7,765)	436,644
Retail	227,218	416,971	77,968	722,157	(51,059)	671,098

Total gross book value	517,681	1,686,537	615,332	2,819,550	(124,612)	2,694,938
Accumulated depreciation/amortization	—	(189,740)	(293,042)	(482,782)	36,281	(446,501)

Total net book value	$517,681	$1,496,797	$322,290	$2,336,768	$(88,331)	$2,248,437

(1)	Includes $19.2 million in land, $79.1 million in building and improvements, $12.7 million in intangible lease assets, and $1.8 million in intangible lease liabilities, before accumulated depreciation of $25.9 million, related to seven industrial properties classified as held for sale in the accompanying balance sheet as of March 31, 2013.

Discontinued Operations

On January 13, 2013, we disposed of an office property located in the Dallas, TX market for which we recorded a net gain on the disposition. Additionally, as of March 31, 2013, we had agreed to dispose of a portfolio of seven industrial properties, of which we are not the managing partner, to our joint venture partner. The gain described above and the results of operations of these properties are included within discontinued operations.

We present the results of operations of this and all other disposed properties and their respective aggregate net gains (losses), collectively, as discontinued operations in our accompanying statements of comprehensive loss when the operations and cash flows have been (or will be) eliminated from our ongoing operations and we will not have any significant continuing involvement. Interest expense is included in discontinued operations only if it is directly attributable to these operations or properties. The following table summarizes amounts recorded as discontinued operations (amounts in thousands):

	For the Three Months Ended March 31,
	2013	2012
Revenues	$1,509	$2,732
Real estate depreciation and amortization expense	(864)	(1,469)
Other expenses	(1,802)	(2,540)

Loss from discontinued operations, net of taxes	(1,157)	(1,277)

Net gain on disposition, net of taxes	1,213	(328)

Discontinued operations, net of taxes	$56	$(1,605)

Rental Revenue

The following table summarizes the adjustments to rental revenue related to the amortization of above-market lease assets, below-market lease liabilities, and for straight-line rental adjustments for the three months ended March 31, 2013 and 2012. In addition, the following table includes tenant recovery income received from tenants for real estate taxes, insurance and other property operating expenses and recognized as rental revenue (amounts in thousands):

	For the Three Months Ended March 31,
	2013	2012
Straight-line rent adjustments	$2,968	$1,964
Above-market lease assets	(1,926)	(1,993)
Below-market lease liabilities	2,102	2,461

Total increase to rental revenue	$3,144	$2,432

Tenant recovery income	$8,789	$8,307

4. DEBT RELATED INVESTMENTS

As of March 31, 2013 and December 31, 2012, we had invested in 16 and 19 debt related investments, respectively. The weighted average maturity of our debt investments as of March 31, 2013 was 2.5 years, based on our recorded net investment. The following table describes our debt related income for the three months ended March 31, 2013 and 2012 (dollar amounts in thousands):

	For the Three Months Ended		Weighted Average
	March 31,		Yield as of
Investment Type	2013	2012	March 31, 2013 (1)
Mortgage notes (2)	$2,429	$1,769	6.6%
B-notes	51	115	0.0%
Mezzanine debt	255	—	17.0%

Total	$2,735	$1,884	6.9%

(1)	Weighted average yield is calculated on an unlevered basis using the amount invested, current interest rates and accretion of premiums or discounts realized upon the initial investment for each investment type as of March 31, 2013. Yields for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of March 31, 2013 for purposes of this table. As of March 31, 2013 we had two debt related investments with a combined net investment amount of $70.0 million that bear interest at floating rates indexed to LIBOR. All of our remaining debt related investments bear interest at fixed rates. We have assumed a yield of zero on the one debt related investments for which we have recognized a full allowance for loss as of March 31, 2013.

(2)	We had two and one debt related investments repaid in full during the three months ended March 31, 2013 and March 31, 2012, respectively. During the three months ended March 31, 2013, amounts recorded include accelerated amortization of origination fees offset by accelerated amortization of deferred due diligence costs related to these repayments. During the three months ended March 31, 2012, amounts recorded include an early prepayment fee received and accelerated amortization of origination fees, offset by accelerated amortization of deferred due diligence costs related to this repayment.

Impairment

We review each of our debt related investments individually on a quarterly basis, and more frequently when such an evaluation is warranted, to determine if impairment exists. Accordingly, we do not group our debt related investments into classes by credit quality indicator. A debt related investment is impaired when, based on current information and events (including economic, industry and geographical factors), it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the agreement. When an investment is deemed impaired, the impairment is measured based on the expected future cash flows discounted at the investment’s effective interest rate. As a practical expedient, we may measure impairment based on the fair value of the collateral of an impaired collateral-dependent debt investment. Regardless of the measurement method, we measure impairment based on the fair value of the collateral when it is determined that foreclosure is probable. We did not record any provision for loan loss during the three months ended March 31, 2013 or 2012. During the three months ended March 31, 2013 we wrote off the provision for loan loss on debt related investments of approximately $15.0 million related to one debt investment that we wrote off. During the three months ended March 31, 2012 we wrote off the provision for loss on debt related investments of approximately $20.0 million related to a mezzanine debt investment that we foreclosed upon. The table below presents a reconciliation of the beginning and ending balances, between December 31, 2012 and March 31, 2013, of our allowance for loan loss (amounts in thousands):

Allowance for Loan Loss
Beginning balance as of December 31, 2012:	$18,000
Provision for loss on debt related investments	—
Direct write offs	(15,000)

Ending balance as of March 31, 2013:	$3,000

We had one and two B-note debt investments on non-accrual status as of March 31, 2013 and December 31, 2012, respectively. One of our B-note debt investments that was on non-accrual status as of December 31, 2012 was written off upon our borrower’s completion of a loan restructuring during the three months ended March 31, 2013. We have recorded a complete allowance for loan loss related to our remaining debt related investment on non-accrual status. When a debt investment is on non-accrual status, we record income on the investment using the cash basis of accounting. The amount of income recorded on a cash basis of accounting was not significant during the three months ended March 31, 2013 or 2012. All of our debt related investments that were past due 90 days or more were on non-accrual status as of March 31, 2013 and December 31, 2012.

As of March 31, 2013 and December 31, 2012, we had one and three impaired debt related investments with an unpaid principal balance of approximately $3.0 million and $30.1 million, respectively. The following table describes our recorded investment in debt related investments before allowance for loan loss, and the related allowance for loan loss (amounts in thousands):

	Debt Investments Individually Evaluated for
	Impairment as of
	March 31, 2013	December 31, 2012
Debt investments	$168,469	$205,321
Less: Allowance for loan losses	(3,000)	(18,000)

Total	$165,469	$187,321

All impaired debt investments are subordinate debt investments. The following table describes our gross recorded investment in impaired debt related investments, the related allowance for loan loss, and the total amount of impaired loans for which we have not recorded an allowance for loan loss (amounts in thousands):

			Amount of Impaired
			Loans With No
As of:	Recorded Investment	Related Allowance	Allowance Recorded
March 31, 2013	$3,000	$(3,000)	$—
December 31, 2012	$30,135	$(18,000)	$12,135

The following table describes our average recorded net investment in the impaired debt related investments and the related interest income recorded (amounts in thousands):

	For the Three Months Ended March 31,
	2013	2012
Average Recorded Investment	$6,067	$13,666
Interest Income Recognized	$51	$121

5. DEBT OBLIGATIONS

The following table describes our borrowings as of March 31, 2013 and December 31, 2012 (dollar amounts in thousands):

	Weighted Average Stated Interest				Gross Investment Amount
	Rate as of		Outstanding Balance as of(1)		Securing Borrowings as of(2)
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2013	2012	2013	2012	2013	2012
Fixed rate mortgages (3)	5.8%	5.8%	$1,156,710	$1,160,042	$2,064,975	$2,061,757
Floating rate mortgages(4)	4.0%	3.5%	8,850	23,701	15,259	42,609

Total mortgage notes	5.8%	5.7%	1,165,560	1,183,743	2,080,234	2,104,366
Repurchase facilities	2.7%	2.7%	112,397	135,709	158,041	198,389

Total other secured borrowings	2.7%	2.7%	112,397	135,709	158,041	198,389

Total secured borrowings	5.5%	5.4%	1,277,957	1,319,452	2,238,275	2,302,755

Line of credit	2.2%	2.2%	55,000	30,000	N/A	N/A
Term loan	2.2%	2.2%	270,000	270,000	N/A	N/A

Total unsecured borrowings	2.2%	2.2%	325,000	300,000	N/A	N/A

Total borrowings	4.8%	4.8%	$1,602,957	$1,619,452	$2,238,275	$2,302,755

(1)	Amounts presented are net of (i) fair value adjustment to mortgages carried at fair value of $55.0 million as of March 31, 2013 and December 31, 2012, (ii) unamortized discounts to the face value of our outstanding fixed-rate mortgages of $2.4 million and $2.7 million as of March 31, 2013 and December 31, 2012, respectively, and (iii) GAAP principal amortization related to troubled debt restructurings of $911,000 and $718,000 as of March 31, 2013 and December 31, 2012, respectively.
(2)	“Gross Investment Amount” as used here and throughout this document represents the allocated gross basis of real property and debt related investments, after certain adjustments. Gross Investment Amount for real property (i) includes the effect of intangible lease liabilities, (ii) excludes accumulated depreciation and amortization, and (iii) includes the impact of impairments. Amounts reported for debt related investments represent our net accounting basis of the debt investments, which includes (i) unpaid principal balances, (ii) unamortized discounts, premiums, and deferred charges, and (iii) allowances for loan loss.
(3)	Includes $85.0 million classified as liabilities held for sale in the accompanying balance sheet as of March 31, 2013.
(4)	As of March 31, 2013, floating-rate mortgage notes were subject to an interest rate spread of 3.75% over one-month LIBOR. As of December 31, 2012, floating-rate mortgage notes were subject to interest rates at spreads ranging from 2.9% to 3.75% over one-month LIBOR.

As of March 31, 2013, 13 mortgage notes were interest-only and 21 mortgage notes were fully amortizing with outstanding balances of approximately $425.5 million and $740.1 million, respectively. None of our mortgage notes are recourse to us.

As of March 31, 2013, we had outstanding borrowings of $270.0 million and $55.0 million, respectively, under our term loan and revolving credit facility components of our senior unsecured term loan and revolving line of credit (collectively, the “Facility”). $125.0 million was available for us to borrow under the revolving credit facility component of the Facility. As of December 31, 2012, we had outstanding borrowings of $270.0 million and $30.0 million under the term loan and revolving credit facility components of the Facility, respectively. $150.0 million was available for us to borrow under the revolving credit facility component of the Facility.

The following table reflects our contractual debt maturities as of March 31, 2013, specifically our obligations under secured borrowings and unsecured borrowings (dollar amounts in thousands):

	As of March 31, 2013
	Mortgage Notes and Other
	Secured Borrowings		Unsecured Borrowings		Total
	Number of		Number of
	Borrowings	Outstanding	Borrowings	Outstanding	Outstanding
Year Ending December 31,	Maturing	Balance (2)	Maturing	Balance (3)	Balance (4)(5)
2013 (1)	1	$75,224	0	$—	$75,224
2014	4	150,728	0	—	150,728
2015	5	129,452	0	—	129,452
2016	14	325,443	1	55,000	380,443
2017	9	476,466	0	—	476,466
2018	0	4,999	1	270,000	274,999
2019	0	5,292	0	—	5,292
2020	1	157,944	0	—	157,944
2021	0	1,707	0	—	1,707
2022	1	1,663	0	—	1,663
Thereafter	2	7,408	0	—	7,408

Total	37	$1,336,326	2	$325,000	$1,661,326

(1)	One of our repurchase facilities (the “REPO Borrowings”) with an aggregate outstanding principal balance as of March 31, 2013 of approximately $62.3 million has an initial maturity before December 31, 2013. The REPO Borrowings have an extension option beyond December 31, 2013. Borrowings that are subject to extension options are also subject to certain lender covenants and restrictions that we must meet to extend the initial maturity date. We currently believe that we will qualify for and expect to exercise this extension option. However, we cannot guarantee that we will meet the requirements to extend the REPO Borrowings upon initial maturity. In the event that we do not qualify to extend the REPO Borrowings, we expect to repay them with proceeds from new borrowings.
(2)	Secured borrowings presented include (i) mortgage note borrowings of approximately $1.2 billion with maturities ranging from 2014 to 2029, and (ii) REPO Borrowings of approximately $62.3 million and $50.1 million, which mature in 2013 and 2014, respectively, which are subject to four and three one-year extension options, respectively.
(3)	Unsecured borrowings presented includes (i) revolving credit facility draws totaling $55.0 million which mature during 2016, subject to two one-year extension options, and (ii) term loan borrowings of $270.0 million which mature in 2018.
(4)	Outstanding balance represents expected cash outflows for contractual amortization and scheduled balloon payment maturities (including the Comerica Bank Tower Mortgage balloon payment due in January 2017), and does not include (i) the fair value adjustment on mortgage notes carried at fair value of $55.0 million as of March 31, 2013, (ii) the mark-to-market adjustment on assumed debt of $2.4 million as of March 31, 2013, and (iii) the GAAP principal amortization of our restructured mortgage note of approximately $911,000 that does not reduce the contractual amount due of the related mortgage note as of March 31, 2013.
(5)	As of March 31, 2013, our mortgage notes, secured borrowings, and line of credit are secured by interests in real properties and debt investments totaling approximately $2.2 billion.

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

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps and caps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium payment. Additionally, we have entered into and plan to enter into certain interest rate derivatives with the goal of mitigating our exposure to adverse fluctuations in the interest payments on our one-month LIBOR-indexed debt.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges under ASC Topic 815 “Derivatives and Hedging” is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the next 12 months, we estimate that approximately $2.2 million will be reclassified as an increase to interest expense related to effective forward started interest rate swaps where the hedging instrument has been terminated, and we estimate that approximately $326,000 will be reclassified as an increase to interest expense related to active effective hedges of floating rate debt issuances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The table below presents a reconciliation of the beginning and ending balances, between December 31, 2012 and March 31, 2013, of our accumulated other comprehensive loss (“OCI”), net of amounts attributable to noncontrolling interests related to the effective portion of our cash flow hedges as presented on our financial statements, as well as amounts related to our available-for-sale securities (amounts in thousands):

			Accumulated
	Gains and Losses on	Unrealized Losses on Available-For-	Other Comprehensive
	Cash Flow Hedges	Sale Securities	Loss
Beginning balance as of December 31, 2012:	$(14,710)	$(1,486)	$(16,196)
Other comprehensive income:
Amortization of interest expense	645	—	645
Change in fair value	28	—	28
Amounts reclassified from accumulated other comprehensive income:
Losses reclassified into earnings upon discontinuance of cash flow hedges	(27)	—	(27)

Net current-period other comprehensive income	646	—	646
Attribution of OCI to noncontrolling interests	(47)	—	(47)

Ending balance as of March 31, 2013	$(14,111)	$(1,486)	$(15,597)

Fair Values of Derivative Instruments

The table below presents the gross fair value of our derivative financial instruments as well as their classification on our accompanying balance sheet as of March 31, 2013 and December 31, 2012 (amounts in thousands):

	Asset Derivatives				Liability Derivatives
			As of	As of			As of	As of
			March 31,	December 31,			March 31,	December 31,
	Balance Sheet		2013	2012	Balance Sheet		2013	2012
	Location		Fair Value	Fair Value	Location		Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets, net	(1)	$—	$—	Other liabilities	(1)	$(336)	$(403)

Total derivatives designated as hedging instruments under ASC Topic 815			—	—			(336)	(403)
Derivatives not designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets, net	(1)	$—	—	Other liabilities	(1)	—	(13)

Total derivatives not designated as hedging instruments under ASC Topic 815			—	—			—	(13)
Total derivatives			$—	$—			$(336)	$(416)

(1)	Although our derivative contracts are subject to master netting arrangements which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheet.

The majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with our derivative instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of potential default by us and our counterparties. As of March 31, 2013, we had assessed the significance of the impact of the credit valuation adjustments and had determined that it was not significant to the overall valuation of our derivative instruments. As a result, we have determined that the significant inputs for all of our derivative valuations are classified in Level 2 of the fair value hierarchy.

Designated Hedges

As of March 31, 2013, we had two outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $69.1 million. As of December 31, 2012, we had two outstanding interest rate caps and two outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $90.0 million.

Undesignated Hedges

Derivatives not designated as hedges are not speculative and are used to hedge our exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a loss of approximately $0 and $158,000 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 we had two outstanding interest rate caps that were not designated as hedges with a total notional amount of approximately $232.1 million. As of December 31, 2012, we had two outstanding interest rate caps and one interest rate swap that were not designated as hedges with a total notional amount of approximately $230.4 million.

Effect of Derivative Instruments on the Statements of Comprehensive Loss

The table below presents the effect of our derivative financial instruments on our accompanying financial statements for the three months ended March 31, 2013 and 2012 (amounts in thousands):

	For the Three Months Ended March 31,
	2013	2012
Derivatives Designated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts
Amount of loss recognized in OCI (effective portion)	$(28)	$(73)
Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Interest expense	Interest expense
Amount of loss reclassified from accumulated OCI into income (effective portion)	$(645)	$(671)
Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Loss on financing commitments	Loss on financing commitments
Amount of loss recognized in income due to missed forecast (ineffective portion and amount excluded from effectiveness testing)	$(27)	$(146)
Derivatives Not Designated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts
Location of gain or (loss) recognized in income	Interest and other income	Interest and other income
Amount of loss recognized in income	$—	$(12)

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

The fair values estimated below are indicative of certain interest rate and other assumptions as of March 31, 2013 and December 31, 2012, and may not take into consideration the effects of subsequent interest rate or other assumption fluctuations, or changes in the values of underlying collateral. The fair values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate their carrying values because of the short-term nature of these instruments.

The carrying amounts and estimated fair values of our other financial instruments as of March 31, 2013 and December 31, 2012 were as follows (amounts in thousands):

	As of March 31, 2013		As of December 31, 2012
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Investments in real estate securities	$461	$461	$461	$461
Fixed-rate debt related investments, net	96,390	99,168	108,482	110,796
Floating-rate debt related investments, net	69,079	69,015	78,839	79,803
Derivative instruments	—	—	—	—
Liabilities:
Fixed-rate mortgage notes carried at amortized cost	$1,034,308	$1,091,873	$1,037,047	$1,091,425
Fixed-rate mortgage notes carried at fair value	122,402	122,402	122,995	122,995
Floating-rate mortgage notes	8,850	8,911	23,701	23,738
Floating-rate other secured borrowings	112,397	112,536	135,709	135,931
Floating-rate unsecured borrowings	325,000	325,000	300,000	300,000
Derivative liabilities	—	—	416	416

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

Mortgage Note Carried at Fair Value—The only mortgage note carried at fair value is the mortgage note secured by Comerica Bank Tower (the “Comerica Bank Tower Mortgage”). Senior management, under the supervision of our Chief Executive Officer and Chief Financial Officer, are responsible for establishing and reviewing our valuation policies and procedures, and such policies and procedures are also discussed with our Audit Committee. We measured the fair value of the Comerica Bank Tower Mortgage based upon the fair value of Comerica Bank Tower, which serves as collateral for the loan. Specifically, we considered preliminary third party appraisals for Comerica Bank Tower to derive our estimate of the fair value of Comerica Bank Tower. In evaluating the information included in these third party appraisals, we considered the reasonableness of the sources of information and compared such information to our understanding of Comerica Bank Tower’s specific operating performance and its applicable capital market environment. Fluctuations in the operating performance of Comerica Bank Tower and the applicable capital market environment, will likely result in corresponding fluctuations in the fair value of the Comerica Bank Tower Mortgage, therefore we will continue to monitor these factors to analyze changes in fair value from period to period. The contractual cash flows of the Comerica Bank Tower Mortgage at a discount rate of approximately 15% resulted in a value of the note of $124.8 million at the acquisition date. A 1% increase in the discount rate would have resulted in a fair value of approximately $120.1 million, and a 1% decrease in the discount rate would have resulted in a fair value of approximately $129.7 million.

8. RELATED PARTY TRANSACTIONS

Our day-to-day activities are managed by our Advisor, a related party, under the terms and conditions of the Advisory Agreement. Our Advisor is considered to be a related party as certain indirect owners and employees of our Advisor serve as one of our directors and/or our executive officers. As of March 31, 2013, the responsibilities of our Advisor included the selection and underwriting of our real property and debt related investments, the negotiations for these investments, the asset management and financing of these investments and the oversight of real property dispositions.

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

In connection with the Offering, effective July 12, 2012, we also entered into a dealer manager agreement with Dividend Capital Securities LLC (the “Dealer Manager”), which is an entity related to our Advisor. Pursuant to this agreement, we pay (i) selling commissions up to 3% of the NAV per Class A share sold in the primary portion of the offering, (ii) a dealer manager fee which accrues daily in an amount equal to 1/365th of 0.6% of our NAV per share of Class A and Class W shares outstanding and an amount equal to 1/365th of 0.1% of our NAV per share of Class I shares outstanding on such day on a continuous basis, and (iii) a distribution fee which accrues daily in an amount equal to 1/365th of 0.5% of our NAV per share of Class A shares outstanding on such day on a continuous basis. We will cease paying the dealer manager fee and distribution fee with respect to shares sold in the Offering on the earlier to occur of the following: (i) a listing of the class of such shares on a national securities exchange, (ii) following the completion of the Offering, total underwriting compensation in this offering equaling 10% of the gross proceeds from the primary portion of the Offering, or (iii) such shares no longer being outstanding. A negligible amount of dealer manager and distribution fees were incurred during the three months ended March 31, 2013 as a result of the issuance of Class A, Class W and Class I shares in a private offering on September 28, 2012.

We intend to enter into an amendment to our dealer manager agreement to provide that we will pay to the Dealer Manager a primary dealer fee in the amount of up to 4.5% of the gross proceeds raised from the sale of Class I shares in the primary offering, provided that (i) the sales are all made before July 31, 2013 (unless extended by the Company, through written notice to the Dealer Manager) and (ii) the total gross proceeds raised with respect to which the primary dealer fee will apply may not exceed $300,000,000. The Dealer Manager will reallow all of the primary dealer fee to the participating broker-dealers involved in selling such Class I shares based on the portion of the gross proceeds raised from their customers, and the primary dealer fee paid by us will be no greater than the amount reallowed to the participating broker-dealers. The Dealer Manager will consider the primary dealer fee to be underwriting compensation.

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

As of March 31, 2013 and December 31, 2012, we owed approximately $1.3 million and $1.3 million, respectively, to our Advisor and affiliates of our Advisor for such services and reimbursement of certain expenses. Pursuant to the amended Advisory Agreement, we accrue the advisory fee on a daily basis and pay our Advisor amounts due subsequent to each month-end.

The following table summarizes fees and other amounts earned by our Advisor and its related parties in connection with services performed for us during the three months ended March 31, 2013 and 2012 (amounts in thousands):

	For the Three Months Ended March 31,
	2013	2012
Asset management and advisory fees	$3,684	$4,912
Development management fee	55	—
Other reimbursements	1,037	513
Asset management fees related to the disposition of real properties	85	33

Total	$4,861	$5,458

9. NET INCOME (LOSS) PER COMMON SHARE

Reconciliations of the numerator and denominator used to calculate basic net loss per common share to the numerator and denominator used to calculate diluted net loss per common share for the three months ended March 31, 2013 and 2012 are described in the following table (amounts in thousands, except per share information):

	For the Three Months Ended March 31,
	2013	2012
Numerator
Loss from continuing operations	$(5,922)	$(7,734)
Loss from continuing operations attributable to noncontrolling interests	560	760

Loss from continuing operations attributable to common stockholders	(5,362)	(6,974)
Dilutive noncontrolling interests share of loss from continuing operations	(424)	(585)
Numerator for diluted earnings per share – adjusted loss from continuing operations	$(5,786)	$(7,559)

Income (loss) from discontinued operations	$56	$(1,605)
Income (loss) from discontinued operations attributable to noncontrolling interests	(61)	89

Income (loss) from discontinued operations attributable to common stockholders	(5)	(1,516)
Dilutive noncontrolling interests share of discontinued operations	—	(163)
Numerator for diluted earnings per share – adjusted loss from discontinued operations	$(5)	$(1,679)

Denominator
Weighted average shares outstanding-basic	178,792	183,270
Incremental weighted average shares effect of conversion of OP units	14,135	16,149

Weighted average shares outstanding-diluted	192,927	199,419

LOSS PER COMMON SHARE-BASIC AND DILUTED
Net loss from continuing operations	$(0.03)	$(0.04)
Net loss from discontinued operations	(0.00)	(0.01)

Net loss	$(0.03)	$(0.05)

10. SEGMENT INFORMATION

We have four reportable operating segments, which include our three real property operating sectors (office, industrial, and retail) and debt related investments. We organize and analyze the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, and investment strategies and objectives. The following table sets forth revenue and the components of net operating income (“NOI”) of our segments for the three months ended March 31, 2013 and 2012 (amounts in thousands):

	For the Three Months Ended March 31,
	Revenues		NOI
	2013	2012	2013	2012
Real property (1)
Office	$43,932	$39,754	$32,007	$30,970
Industrial	7,166	7,119	5,915	5,968
Retail	14,067	14,871	10,483	11,642
Debt related investments	2,735	1,884	2,735	1,884

Total	$67,900	$63,628	$51,140	$50,464

(1)	Excludes results of operations of real properties categorized as discontinued operations.

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

The following table is a reconciliation of our NOI to our reported net income (loss) attributable to common shareholders for the three months ended March 31, 2013 and 2012 (amounts in thousands):

	For the Three Months Ended March 31,
	2013	2012
Net operating income	$51,140	$50,464
Real estate depreciation and amortization expense	(29,659)	(29,534)
General and administrative expenses	(2,601)	(1,883)
Asset management and advisory fees, related party	(3,684)	(4,912)
Acquisition-related expenses	—	(299)
Interest and other income	79	62
Interest expense	(20,927)	(20,211)
Loss on extinguishment of debt and financing commitments	(270)	(1,421)
Discontinued operations, net of taxes	56	(1,605)
Net loss attributable to noncontrolling interests	499	849

Net loss attributable to common stockholders	$(5,367)	$(8,490)

The following table reflects our total assets by business segment as of March 31, 2013 and December 31, 2012 (amounts in thousands):

	As of March 31, 2013	As of December 31, 2012
Segment assets:
Net investments in real property
Office	$1,343,546	$1,369,496
Industrial	263,828	351,375
Retail	612,116	615,897
Debt related investments, net	165,469	187,321

Total segment assets, net	2,384,959	2,524,089
Non-segment assets:
Cash and cash equivalents	36,793	36,872
Other non-segment assets (1)	176,792	98,293

Total assets	$2,598,544	$2,659,254

(1)	Other non-segment assets primarily consist of corporate assets including restricted cash and receivables, including straight-line rent receivable. Other non-segment assets also include real properties classified as assets held for sale in the accompanying balance sheet as of March 31, 2013.

11. SUBSEQUENT EVENTS

We have evaluated subsequent events for the period from March 31, 2013, the date of these financial statements, through the date these financial statements are issued.

Disposition of Real Property

On May 10, 2013, we disposed of seven industrial properties comprising 1.9 million net rentable square feet located in the Atlanta, Central Pennsylvania, Charlotte, Chicago, Philadelphia, and Sacramento markets, to a joint venture partner that was the managing partner of the properties. We held the properties through a joint venture wherein we owned a 96.4% interest in the properties through a consolidated subsidiary. Our consolidated subsidiary disposed of the properties, which had an aggregate basis of approximately $84.0 million (after a $5.7 million impairment charge which we recorded during the fourth quarter of 2012), to the managing partner of the joint venture for a total sales price of $85.9 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements relate to, without limitation, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), other development trends of the real estate industry, business strategies, and the growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors that may cause our results to vary are general economic and business (particularly real estate and capital market) conditions being less favorable than expected, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, availability and creditworthiness of prospective tenants, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, tenants’ ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental, regulatory and/or safety requirements, tenant bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control. For a further discussion of these factors and other risk factors that could lead to actual results materially different from those described in the forward-looking statements, see “Risk Factors” under Item 1A of Part 1 of our Annual Report on Form 10-K filed with the Commission on March 19, 2013, and available at www.sec.gov and Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

We believe we have operated in such a manner to qualify as a REIT for federal income tax purposes, and we utilize an UPREIT organizational structure to hold all or substantially all of our assets through our Operating Partnership. Furthermore, our Operating Partnership wholly owns a taxable REIT subsidiary, DCTRT Leasing Corp. (the “TRS”), through which we execute certain business transactions that might otherwise have an adverse impact on our status as a REIT if such business transactions were to occur directly or indirectly through our Operating Partnership. We are an externally managed REIT and have no employees. Our day-to-day activities are managed by our Advisor, a related party, under the terms and conditions of the Advisory Agreement.

The primary source of our revenue and earnings include rent received under long-term operating leases of our properties, including reimbursements from customers for certain operating costs, and interest payments received from our debt related investments. Our primary expenses include rental expenses, depreciation and amortization expenses, general and administrative expenses, asset management and advisory fees, and interest expenses.

On July 12, 2012, the Securities and Exchange Commission (the “Commission”) declared effective our Registration Statement on Form S-11 (Registration Number 333-175989) (as amended, the “Registration Statement”). The Registration Statement applies to the offer and sale (the “Offering”) of up to $3,000,000,000 of our shares of common stock, of which $2,250,000,000 of shares are expected to be offered to the public in a primary offering and $750,000,000 of shares are expected to be offered to our stockholders pursuant to an amended and restated distribution reinvestment plan (subject to our right to reallocate such amounts). In the Offering, we are offering to the public three classes of shares: Class A shares, Class W shares and Class I shares with net asset value (“NAV”) based pricing. See Part I, Item 2 of this Quarterly Report on Form 10-Q for a description of our valuation procedures and valuation components, including important disclosure regarding real property valuations provided by Altus Group U.S., Inc., an independent valuation firm. Our independent registered public accounting firm does not audit our NAV. Selling commissions, dealer manager fees, and distribution fees are allocated to Class A shares, Class W shares, and Class I shares on a class-specific basis and differ for each class, even when the NAV of each class is the same. We are offering to sell any combination of Class A shares, Class W shares and Class I shares with a dollar value up to the maximum offering amount. We also sell shares of our unclassified common stock, which we refer to as “Class E” shares, pursuant to our distribution reinvestment plan offering registered on our Registration Statement on Form S-3 (Registration Number 333-162636). In the event of a liquidation event, such assets, or the proceeds therefrom, will be distributed ratably in proportion to the respective NAV for each class until the NAV for each class has been paid. Other than differing allocable fees and expenses and liquidation rights, Class E shares, Class A shares, Class W shares, and Class I shares have identical rights and privileges.

As of March 31, 2013, we had total investments with an estimated fair value of approximately $2.9 billion (calculated in accordance with our valuation policies), comprised of:

(1)	93 operating properties located in 31 geographic markets in the United States, aggregating approximately 19.0 million net rentable square feet. As of March 31, 2013, our real property portfolio was approximately 93.8% leased (approximately 96.2% leased, excluding Comerica Bank Tower). Our real property portfolio consists of:

•	34 office properties located in 16 geographic markets, aggregating approximately 7.8 million net rentable square feet, with an aggregate fair value amount of approximately $1.7 billion;

•	31 retail properties located in seven geographic markets, aggregating approximately 3.1 million net rentable square feet, with an aggregate fair value amount of approximately $706.5 million; and

•	28 industrial properties located in 16 geographic markets, aggregating approximately 8.1 million net rentable square feet, with an aggregate fair value amount of approximately $383.9 million.

(2)	Approximately $165.5 million in net debt related investments, including (i) investments in mortgage notes of approximately $158.0 million and (ii) investments in mezzanine loans of $7.4 million.

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

•	Cash on hand — As of March 31, 2013, we had approximately $36.8 million of cash and cash equivalents.

•	Cash available under our line of credit — As of March 31, 2013, we had $125.0 million available for us to borrow under our revolving credit facility.

•	Cash generated from operations — During the three months ended March 31, 2013, we generated approximately $17.5 million from operations of our real properties and income from debt related investments.

•

Proceeds from offerings of equity securities — On July 12, 2012, we commenced the Offering, which consists of the offer and sale of up to $3,000,000,000 of our shares of common stock, of which $2,250,000,000 of shares are expected to be offered to the public in a primary offering and $750,000,000 of shares are expected to be offered to our stockholders pursuant to an amended and restated distribution reinvestment plan (subject to our right to reallocate such amounts). In the Offering, we are offering to the public three new classes of shares: Class A shares, Class W shares and Class I shares. We cannot provide assurance that this offering will be successful. Additionally, during the three months ended March 31, 2013, we received approximately $5.5 million in proceeds from the Class E DRIP Offering.

•

Proceeds from sales and repayments of existing investments — During the three months ended March 31, 2013, we sold one operating property for approximately $8.5 million. In addition, during that period two of our debt related investments with aggregate principal balances of $25.0 million were repaid to us in full.

We believe that our existing cash balance, the borrowing capacity available to us under the revolving credit facility component of the Facility, cash generated from operations, proceeds from our Public Offerings and our ability to sell investments remains adequate to meet our expected capital obligations for the next twelve months. Maintaining a strong balance sheet remains critical in the current market to position us well to preserve the value of our portfolio and to take advantage of investment opportunities.

Net Asset Value Calculation

Our board of directors, including a majority of our independent directors, has adopted valuation procedures that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV on a daily basis. The Independent Valuation Firm manages the fundamental element of the valuation process—the valuation of our real property portfolio. Our board of directors, including a majority of our independent directors, approved the Independent Valuation Firm.

The following table sets forth the components of NAV for the Company as of March 31, 2013 and December 31, 2012 (amounts in thousands except per share information). As used below, “Fund Interests” means our Class E shares, Class A shares, Class W shares, and Class I shares, along with the Class E OP Units held by third parties, and “Aggregate Fund NAV” means the NAV of all of the Fund Interests.

	NAV Figures as of	NAV Figures as of
	March 31, 2013 (1)	December 31, 2012 (1)
Real properties	$2,741,707	$2,734,825
Debt related investments	165,469	187,321
Cash and other assets, net of other liabilities	14,636	6,447
Debt obligations	(1,604,181)	(1,620,482)
Outside investor’s interests	(18,657)	(18,740)

Aggregate Fund NAV	$1,298,974	$1,289,371
Total Fund Interests outstanding	191,260	192,303
NAV per Fund Interest	$6.79	$6.70

(1)	When the fair value of our real estate assets is calculated for the purposes of determining our NAV per share, the calculation is done using the fair value methodologies detailed within the FASB Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). However, our valuation procedures and our NAV are not subject to accounting principles generally accepted in the United States (“GAAP”) and will not be subject to independent audit. In the determination of our NAV, the value of certain of our assets and liabilities are generally determined based on their carrying amounts under GAAP; however, those principles are generally based upon historic cost and therefore may not be determined in accordance with ASC Topic 820. Readers should refer to our audited financial statements for our net book value determined in accordance with GAAP from which one can derive our net book value per share by dividing our stockholders’ equity by shares of our common stock outstanding as of the date of measurement.

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

The Independent Valuation Firm provided the March 31, 2013 valuation for our real properties in accordance with our valuation procedures and using appraised values. The valuation of $2.74 billion compares to a GAAP basis of real properties (before accumulated amortization and depreciation) of $2.69 billion, representing an increase of approximately $49.2 million or 2.0%. Certain key assumptions that were used by our Independent Valuation Firm in the discounted cash flow analysis are set forth in the following table based on weighted averages by property type:

	Retail	Office	Industrial	Weighted Average Basis
Exit capitalization rate	6.80%	7.19%	7.34%	7.11%
Discount rate / internal rate of return (“IRR”)	7.27%	7.86%	8.09%	7.74%
Annual market rent growth rate	2.98%	3.39%	2.99%	3.23%
Average holding period	10.3	10.2	10.6	10.3

A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, an increase in the weighted-average annual discount rate/IRR and the exit capitalization rate of 0.25% would reduce the value of our real properties by approximately 1.95% and 2.06%, respectively.

The following table sets forth the quarterly changes to the components of NAV for the company and the reconciliation of NAV changes for each class of shares (amounts in thousands, except per share information):

	Total	Class E Common Stock	Class E OP Units	Class A Common Stock	Class W Common Stock	Class I Common Stock
NAV as of December 31, 2012	$1,289,371	$1,194,081	$95,041	$83	$83	$83
Fund level changes to NAV
Realized/unrealized gains (losses) on net assets	14,356	13,302	1,050	1	1	2
Income accrual	22,963	21,276	1,683	1	1	2
Net dividend accrual	(16,882)	(15,641)	(1,237)	(1)	(1)	(2)
Asset Management and advisory fee	(3,682)	(3,412)	(270)	*	*	*
Performance based fee	(1)	(1)	*	*	*	*
Class specific changes to NAV
Dealer Manager fee	—	—	—	*	*	*
Distribution fee	—	—	—	*	—	—

NAV as of March 31, 2013 before share sale/redemption activity	$1,306,125	$1,209,605	$96,267	$84	$84	$85
Share sale/redemption activity
Shares sold	6,300	5,505	—	—	—	795
Shares redeemed	(13,452)	(11,691)	(1,761)	—	—	—

NAV as of March 31, 2013	$1,298,973	$1,203,419	$94,506	$84	$84	$880

Shares outstanding as of December 31, 2012	192,303	178,091	14,176	12	12	12
Shares sold	938	821	—	—	—	117
Shares redeemed	(1,980)	(1,721)	(259)	—	—	—

Shares outstanding as of March 31, 2013	191,261	177,191	13,917	12	12	129
NAV per share share as of December 31, 2012		$6.70	$6.70	$6.70	$6.70	$6.70
Change in NAV per share		0.09	0.09	0.09	0.09	0.09

NAV per share as of March 31, 2013		$6.79	$6.79	$6.79	$6.79	$6.79

*	Immaterial amounts less than $500 are included in this figure.

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

The following unaudited table presents a reconciliation of FFO to net income (loss) for the three months ended March 31, 2013 and 2012 (amounts in thousands, except per share information):

	For the Three Months Ended
	March 31,
	2013	2012
Reconciliation of net earnings to FFO:
Net income (loss) attributable to common stockholders	$(5,367)	$(8,490)
Add (deduct) NAREIT-defined adjustments:
Depreciation and amortization expense(1)	30,523	31,003
(Gain) loss on disposition of real property(1)	(1,213)	328
Noncontrolling interests’ share of net loss	(499)	(849)
Noncontrolling interests’ share of FFO	(2,001)	(2,123)

FFO attributable to common shares-basic	21,443	19,869
FFO attributable to dilutive OP units	1,695	1,751

FFO attributable to common shares-diluted	$23,138	$21,620

FFO per share-basic and diluted	$0.12	$0.11

Weighted average number of shares outstanding
Basic	178,792	183,270

Diluted	192,927	199,419

(1)	Includes amounts attributable to discontinued operations.

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

Our Company-Defined FFO is derived by adjusting FFO for the following items: acquisition-related expenses and gains and losses associated with extinguishment of debt and financing commitments. Historically, Management has also adjusted FFO for certain other adjustments that did not occur in any of the periods presented, and are further described in Item 7 of Part 1 of our Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—How We Measure Our Performance.” Management’s evaluation of our future operating performance excludes these items based on the following economic considerations:

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

Gains and losses on extinguishment of debt and financing commitments — Losses on extinguishment of debt and financing commitments represent losses incurred as a result of the early retirement of debt obligations and breakage costs and fees incurred related to rate lock agreements with prospective lenders. Such losses may be due to dispositions of assets, the repayment of debt prior to its contractual maturity or the nonoccurrence of forecasted financings. Our management believes that any such losses are not related to our ongoing operations. Accordingly, we believe by excluding losses on extinguishment of debt and financing commitments, Company-Defined FFO provides useful supplemental information for management and investors when evaluating the sustainability of our operating performance.

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

The following unaudited table presents a reconciliation of Company-Defined FFO to FFO for the three months ended March 31, 2013 and 2012 (amounts in thousands, except per share information):

	For the Three Months Ended
	March 31,
	2013	2012
Reconciliation of FFO to Company-Defined FFO:
FFO attributable to common shares -basic	$21,443	$19,869
Add (deduct) our adjustments:
Acquisition-related expenses	—	299
Loss on financing commitments and derivatives (1)	270	1,458
Noncontrolling interests’ share of NAREIT-defined FFO	2,001	2,123
Noncontrolling interests’ share of Company-Defined FFO	(2,020)	(2,266)

Company-Defined FFO attributable to common shares -basic	21,694	21,483
Company-Defined FFO attributable to dilutive OP units	1,715	1,893

Company-Defined FFO attributable to common shares -diluted	$23,409	$23,376

Company-Defined FFO per share-basic and diluted	$0.12	$0.12

Weighted average number of shares outstanding
Basic	178,792	183,270

Diluted	192,927	199,419

(1)	Includes amounts attributable to discontinued operations.

Limitations of FFO and Company-Defined FFO

FFO (both NAREIT-defined and Company-Defined) is presented herein as a supplemental financial measure and has inherent limitations. We do not use FFO or Company-Defined FFO as, nor should they be considered to be, an alternative to net income (loss) computed under GAAP as an indicator of our operating performance, or as an alternative to cash from operating activities computed under GAAP, or as an indicator of liquidity or our ability to fund our short or long-term cash requirements, including distributions to stockholders. Management uses FFO and Company-Defined FFO as indications of our future operating performance and as a guide to making decisions about future investments. Our FFO and Company-Defined FFO calculations do not present, nor do we intend them to present, a complete picture of our financial condition and operating performance. In addition, other REITs may define FFO and an adjusted FFO metric differently and choose to treat impairment charges, acquisition-related expenses and potentially other accounting line items in a manner different from us due to specific differences in investment strategy or for other reasons; therefore, comparisons with other REITs may not be meaningful. Our Company-Defined FFO calculation is limited by its exclusion of certain items previously discussed, but we continuously evaluate our investment portfolio and the usefulness of our Company-Defined FFO measure in relation thereto. We believe that net income (loss) computed under GAAP remains the primary measure of performance and that FFO or Company-Defined FFO are only meaningful when they are used in conjunction with net income (loss) computed under GAAP. Further, we believe that our consolidated financial statements, prepared in accordance with GAAP, provide the most meaningful picture of our financial condition and operating performance.

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

FFO and Company-Defined FFO may not be useful performance measures as a result of the various adjustments made to net income for the charges described above to derive such performance measures. Specifically, we intend to operate as a perpetual-life vehicle and, as such, it is likely for our operating results to be negatively affected by certain of these charges in the future, specifically acquisition-related expenses, as it is currently contemplated as part of our business plan to acquire additional investment properties which would result in additional acquisition-related expenses. Any change in our operational structure would cause the non-GAAP measure to be re-evaluated as to the relevance of any adjustments included in the non-GAAP measure. As a result, we caution investors against using FFO or Company-Defined FFO to determine a price to earnings ratio or yield relative to our NAV.

Further, FFO or Company-Defined FFO is not comparable to the performance measure established by the Investment Program Association (the “IPA”), referred to as “modified funds from operations,” or “MFFO,” as MFFO makes further adjustments including certain mark-to-market items and adjustments for the effects of straight-line rent. As such, FFO and Company-Defined FFO may not be comparable to the MFFO of non-listed REITs that disclose MFFO in accordance with the IPA standard. More specifically, Company-Defined FFO has limited comparability to the MFFO and other adjusted FFO metrics of those REITs that do not intend to operate as perpetual-life vehicles as such REITs have a defined acquisition stage. Because we do not have a defined acquisition stage, we may continue to acquire real estate and real estate-related investments for an indefinite period of time. Therefore, Company-Defined FFO may not reflect our future operating performance in the same manner that the MFFO or other adjusted FFO metrics of a REIT with a defined acquisition stage may reflect its operating performance after the REIT had completed its acquisition stage.

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

Net Operating Income (“NOI”)

We also use NOI as a supplemental financial performance measure because NOI reflects the specific operating performance of our real properties and debt related investments and excludes certain items that are not considered to be controllable in connection with the management of each property, such as other-than-temporary impairment, losses related to provisions for losses on debt related investments, gains or losses on derivatives, acquisition-related expenses, losses on extinguishment of debt and financing commitments, interest income, depreciation and amortization, general and administrative expenses, asset management fees, interest expense and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance as a whole, since it does exclude such items that could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. We present NOI in the tables below, and include a reconciliation to GAAP in Note 10 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Our Operating Results

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

The following unaudited table illustrates the changes in rental revenue, rental expenses and net operating income for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods, and includes seven industrial properties classified as held for sale as of March 31, 2013. The same store portfolio includes 91 properties acquired prior to January 1, 2012 and owned through March 31, 2013, comprising approximately 17.4 million square feet, including properties classified as held-for-sale. The results of operations from real properties held for sale include rental revenues of approximately $1.5 million and $1.4 million and rental expenses of approximately $519,000 and $534,000, for the three months ended March 31, 2013 and 2012, respectively. A discussion of these changes follows the table (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2013	2012	$ Change	% Change
Revenue
Base rental revenue-same store (1)	$48,682	$50,595	$(1,913)	-4%
Other rental revenue-same store	11,223	10,673	550	5%

Total rental revenue-same store	59,905	61,268	(1,363)	-2%
Rental revenue-2012/2013 acquisitions and dispositions	6,768	3,200	3,568	112%

Total rental revenue	66,673	64,468	2,205	3%
Debt related income	2,735	1,884	851	45%

Total revenue	$69,408	$66,352	$3,056	5%

Rental Expenses
Same store	$13,623	$12,700	$923	7%
2012/2013 acquisitions and dispositions	3,704	1,391	2,313	166%

Total rental expenses	$17,327	$14,091	$3,236	23%

Net Operating Income (2)
Real property-same store	$46,282	$48,568	$(2,286)	-5%
Real property-2012/2013 acquisitions and dispositions	3,064	1,809	1,255	69%
Debt related income	2,735	1,884	851	45%

Total net operating income	$52,081	$52,261	$(180)	0%

(1)	Base rental revenue represents contractual base rental revenue earned by us from our tenants and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above-market intangible lease assets or the amortization of below-market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as expense recovery revenue are included in the line item, referred to as “other rental revenue.”
(2)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “—How We Measure Our Performance—Net Operating Income” above. See also Note 10 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Rental Revenue

Total rental revenue increased for the three months ended March 31, 2013, compared to the same period in 2012, primarily due to additional revenue from the property we acquired subsequent to December 31, 2011, partially offset by declining revenue in our same store portfolio. Our operating portfolio was approximately 93.8% leased as of March 31, 2013, compared to approximately 90.2% as of March 31, 2012.

Same store base rental revenue decreased approximately $1.9 million for the three months ended March 31, 2013, compared to the same period in 2012. The decrease comprises (i) a $1.9 million decrease in our same store office portfolio, resulting primarily from rent concessions granted to tenants as part of leasing activity, (ii) a $38,000 decrease in our same store industrial portfolio, and (iii) a $22,000 increase in our same store retail portfolio. At the total same store portfolio level, the decrease is due to a 30 basis point year-over-year decrease in our average leased square feet (from 93.7% to 93.4%), and a $0.44 year-over-year decrease in our average base rent per leased square foot (from $12.34 to $11.90).

Same store other rental revenue increased for the three months ended March 31, 2013 compared to the same period in 2012. This decrease was primarily attributable to an increase in our straight line rent adjustments across the same store portfolio resulting from large leases with initial periods of free rent incurred during the three months ended March 31, 2013.

Debt Related Income

Debt related income increased for the three months ended March 31, 2013, compared to the same period in 2012. The increase is primarily attributable to the investments in debt-related investments of approximately $123.8 million subsequent to December 31, 2011, partially offset by the repayment of approximately $47.3 million in debt related investments subsequent to December 31, 2011.

Rental Expenses

Total rental expenses increased for the three months ended March 31, 2013, compared to the same period in 2012, primarily due to the property we acquired in 2012.

Same store rental expenses increased for the three months ended March 31, 2013, compared to the same period in 2012. More severe winter weather in geographic markets in which we have higher concentrations of real properties (New England and New Jersey) resulted in significant increases in snow removal and utilities expense.

Other Operating Expenses

General and administrative expenses: The revised fee structure pursuant to the amended Advisory Agreement in connection with the effectiveness of the NAV Offering on July 12, 2012 caused us to directly incur payroll and overhead costs associated with our acquisition activities since we no longer pay our Advisor an acquisition fee. In addition, we record fees and costs associated with estimating our daily NAV per share (appraisal, fund accounting and valuation specialist fees, etc.) to general and administrative expense. We started to incur such fees in July 2012 when we began publishing a daily NAV per share.

Asset management and advisory fees: The revised fee structure pursuant to the amended Advisory Agreement in connection with the effectiveness of the NAV Offering on July 12, 2012 significantly reduced the amount of advisory and asset management fees we pay our Advisor.

Other Income (Expenses)

Interest Expense: Interest expense increased for the three months ended March 31, 2013, compared to the same period in 2012. The $450 million senior unsecured term loan and revolving line of credit facility we entered into in December 2012 significantly changed the composition of our borrowings as we repaid senior secured mortgage notes and other secured borrowings using proceeds from this facility. Overall, interest expense increased slightly due to the mortgage note that we assumed when we acquired Comerica Bank Tower in March 2012. However, the lower cost of borrowing associated with the credit facility and other repayments of borrowings related to disposition activity offset the majority of the increase that resulted from our assumption of Comerica Bank Tower’s mortgage note. Furthermore, we incurred additional interest expense under our repurchase facility which we used to partially finance our acquisition/origination of our debt investments in 2012. The following table further describes our interest expense by debt obligation, and includes amortization of deferred financing costs, amortization related to our derivatives, and amortization of discounts and premiums (amounts in thousands):

	For the Three Months Ended March 31,
	2013	2012
Debt Obligation
Mortgage notes (1)	$18,682	$20,317
Other secured borrowings	1,223	979
Unsecured borrowings	1,951	192
Financing obligations	295	299

Total interest expense	$22,151	$21,787

(1)	Includes interest expense attributable to discontinued operations of $1.2 million and $1.6 million for the three months ended March 31, 2013 and 2012, respectively.

Loss on financing commitments: Loss on financing commitments was approximately $270,000 and $1.4 million for the three months ended March 31, 2013 and 2012, respectively. The losses in both periods resulted primarily from the accelerated recognition of deferred loan costs related to mortgage note repayments of approximately $14.5 million and $61.4 million during the three months ended March 31, 2013 and 2012, respectively, both of which were repaid prior to contractual maturity.

Liquidity and Capital Resources

Liquidity Outlook

We believe our existing cash balance, our available credit under our line of credit, cash from operations, additional proceeds from our Public Offerings, proceeds from the sale of existing investments, and prospective debt or equity issuances will be sufficient to meet our liquidity and capital needs for the foreseeable future, including the next 12 months. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, distribution payments, debt service payments, including debt maturities of approximately $71.1 million, of which $62.2 million are subject to certain extension options, share redemption payments, acquisitions of real property and debt related investments.

In order to maintain a reasonable level of liquidity for redemptions of Class A, Class W and Class I shares pursuant to our Class A, W and I Share Redemption Program, we intend to generally maintain under normal circumstances the following aggregate allocation to liquid assets: (1) 10% of the aggregate NAV of our outstanding Class A, Class W and Class I shares up to $1 billion of collective Class A, Class W and Class I share NAV, and (2) 5% of the aggregate NAV of our outstanding Class A, Class W and Class I shares in excess of $1 billion of collective Class A, Class W and Class I share NAV. However, our board of directors has the right to modify, suspend or terminate our share redemption program if it deems such action to be in the best interest of our stockholders. As of March 31, 2013, the aggregate NAV of our outstanding Class A, Class W and Class I shares was approximately $1.0 million.

As of March 31, 2013, we had approximately $36.8 million of cash compared to $36.9 million as of December 31, 2012. The following discussion summarizes the sources and uses of our cash during the three months ended March 31, 2013.

Operating Activities

Net cash provided by operating activities was approximately $17.5 million for the three months ended March 31, 2013, compared to $19.3 million for the same period in 2012. The decrease was primarily comprised of (i) changes related to our operating assets and liabilities due to the timing of payments made and received, and (ii) an increase in our general and administrative expenses, partially offset by (iii) an increase in our debt related investment income.

Lease Expirations

Our primary source of funding for our property-level operating expenses and debt service payments is rent collected pursuant to our tenant leases. Our properties are generally leased to tenants for terms ranging from three to ten years. As of March 31, 2013, the weighted average remaining term of our leases was approximately 7.8 years, based on contractual remaining base rent, and 4.8 years, based on square footage. As of March 31, 2013, our operating portfolio was approximately 93.8% leased (approximately 96.2% leased, excluding Comerica Bank Tower). The following is a schedule of expiring leases for our consolidated operating properties by annualized base rent and square footage as of March 31, 2013 and assuming no exercise of lease renewal options (dollar amounts and square footage in thousands):

	Lease Expirations
Year	Number of Leases Expiring	Annualized Base Rent (1)%		Square Feet	%
2013(2)	91	$8,389	3.7%	1,003	5.6%
2014	102	18,147	8.1%	2,315	13.0%
2015	92	18,544	8.3%	2,230	12.5%
2016	67	28,315	12.7%	1,954	11.0%
2017(3)	56	55,800	25.0%	3,303	18.5%
2018	49	11,880	5.3%	2,373	13.3%
2019	38	18,008	8.1%	874	4.9%
2020	32	9,164	4.1%	515	2.9%
2021	12	11,360	5.1%	716	4.0%
2022	15	7,008	3.1%	482	2.7%
Thereafter	49	36,824	16.6%	2,074	11.7%

Total	603	$223,439	100.0%	17,839	100.0%

(1)	Annualized base rent represents the annualized monthly base rent of leases executed as of March 31, 2013.
(2)	Represents the number of leases expiring and annualized base rent for the remainder of 2013. Includes leases that are on a month-to-month basis at annualized amounts.

(3)	Includes approximately $22.5 million annualized base rent and 594,000 square feet attributable to a lease with Charles Schwab & Co., Inc. (“Charles Schwab”) at one of our office properties located in New Jersey which expires in September 2017. Charles Schwab has subleased all of this area to various other sub-tenants. Approximately $7 million and 201,000 square feet are subject to lease agreements which expire subsequent to December 31, 2017. The leases with subtenants will become our direct tenants upon expiration of our lease with Charles Schwab.

Investing Activities

Net cash provided by investing activities was approximately $15.0 million for the three months ended March 31, 2013, compared to approximately $3.5 million provided by investing activities for the same period in 2012. The difference is primarily due to the payoff of two debt related investments and the disposition of one operating property during the three months ended March 31, 2013, partially offset by an increase in capital expenditures and additional investment in debt related investments during the three months ended March 31, 2013. During the three months ended March 31, 2013 and 2012, we incurred approximately $5.6 million and $2.7 million in capital expenditures related to our real property portfolio, respectively. The increase in capital expenditures resulted primarily from the execution of large leases that required us to incur leasing costs, largely comprising commissions and fees paid to third-party leasing brokers and costs associated with the construction of tenant improvements.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2013 was approximately $32.5 million and primarily comprised (i) the repayment of mortgage note and other secured borrowings, including the repayment of mortgage borrowings of $14.5 million prior to its contractual maturity, (ii) redemptions of common shares and noncontrolling interests, and (iii) distributions to common stockholders and noncontrolling interests, partially offset by borrowings on our line of credit. Net cash used in financing activities during the same period in 2012 was approximately $93.7 million, primarily comprising (i) the repayment of mortgage notes, (ii) the redemption of common shares and noncontrolling interests, (iii) distributions to common stockholders and noncontrolling interest holders, and (iv) scheduled repayment of our mortgage notes.

We have offered and will continue to offer Class E shares of common stock through the Class E DRIP Offering. The amount raised under the Class E DRIP Offering decreased by approximately $3.5 million to approximately $5.5 million for the three months ended March 31, 2013, from approximately $9.0 million for the same period in 2012. On July 12, 2012, we commenced the Offering. As of March 31, 2013, we had not raised any proceeds in the Offering, and we cannot provide assurance that this offering will be successful. In April 2013, we raised approximately $1 million in the Offering from the sale of Class I shares to certain of our officers and directors and affiliates of our Advisor. In addition, we raised a negligible amount of proceeds from the sale of Class A, Class W, and Class I shares of common stock in connection with a private placement transaction during the year ended December 31, 2012.

Debt Maturities

One of our repurchase facilities with an aggregate outstanding principal balance as of March 31, 2013 of approximately $62.2 million has an initial maturity before January 1, 2014. The repurchase facility has extension options beyond December 31, 2013. These extension options are subject to certain lender covenants and restrictions that we must meet to extend the respective maturity dates. We currently believe that we will qualify for and expect to exercise our extension options. However, we cannot guarantee that we will meet the requirements to extend the notes or repurchase agreement upon initial maturity. In the event that we do not qualify to extend the notes or repurchase facility, we expect to repay them with proceeds from new borrowings.

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

The following table sets forth relationships between the amounts of distributions declared for such period and the amount reported as cash flow from operations in accordance with GAAP for the three months ended March 31, 2013 and 2012 (dollar amounts in thousands):

	For the Three Months Ended
	March 31, 2013	% of Total Distributions	March 13, 2012	% of Total Distributions
Distributions:
Common stock distributions paid in cash	$10,252	59.9%	$14,064	55.6%
Other cash distributions (1)	1,476	8.6%	2,404	9.5%

Total cash distributions	$11,728	68.5%	$16,468	65.1%
Common stock distributions reinvested in common shares	5,389	31.5%	8,845	34.9%

Total distributions	$17,117	100.0%	$25,313	100.0%

Sources of Distributions:
Cash flow from operations	$17,117	100.0%	$19,303	76.3%
Borrowings(2)	$—	0.0%	$6,010	23.7%

(1)	Other cash distributions include distributions declared for OP Units for the respective period, and all distributions made during the period to our joint venture partners that are noncontrolling interest holders.
(2)	For purposes of this table, we presented the amounts funded from borrowings by subtracting the amount reported for cash flow from operations in accordance with GAAP from the total amount of distributions declared for such period. Our long-term strategy is to fund the payment of quarterly distributions to investors entirely from our operations. There can be no assurance that we will achieve this strategy.

Redemptions

The following table sets forth relationships between the amount of redemption requests received by us pursuant to our Class E Share Redemption Program, the resulting pro-rata redemption caps, and actual amounts of Class E shares redeemed under the redemption program for each of the last four quarterly periods (share amounts in thousands):

Period	Total Number of Share Redemption Requests Received	Total Number of Shares Redeemed	Percentage of Redemption Requests Redeemed	Pro Rata Percentage of Redemption Requests Redeemed	Average Price Paid per Share
Q1 2013	14,978	1,721	11.5%	8.7%	$6.79
Q4 2012	14,770	1,693	11.5%	7.8%	6.70
Q3 2012	16,745	4,223	25.2%	20.4%	6.64
Q2 2012	12,886	827	6.4%	1.0%	8.45

Total	59,379	8,464	14.3%	10.1%	$6.86

We have not yet redeemed any Class A, Class W or Class I shares pursuant to the Class A, W and I Share Redemption Program. See “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q for more information regarding redemptions of shares during the three months ended March 31, 2013.

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

As of March 31, 2013, the outstanding principal balance of variable rate debt investments indexed to LIBOR rates was $68.5 million. If the LIBOR rates relevant to our variable rate debt investments were to decrease 10%, we estimate that our quarterly interest income would decrease by approximately $3,000 based on the LIBOR rates and our outstanding floating-rate debt investments as of March 31, 2013.

As of March 31, 2013, the fair value of our fixed rate debt was $1,214.3 million and the carrying value of our fixed rate debt was $1,156.7 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of March 31, 2013. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of March 31, 2013, we had approximately $446.2 million of variable rate borrowings outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our remaining variable rate borrowings were to increase 10%, we estimate that our quarterly interest expense would increase by approximately $23,000 based on our outstanding floating-rate debt as of March 31, 2013.

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

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Please also see the risk factors discussed in Item 1A of Part I of our Annual Report on Form 10-K filed with the Commission on March 19, 2013.

A conflict of interest may arise between our Class E investors and our Class A, Class W and Class I investors.

We do not intend to pursue a “Liquidity Event” with respect to our Class A, Class W and Class I shares within any period of time. A “Liquidity Event” includes, but is not limited to, (a) a listing of our common stock on a national securities exchange (or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock); (b) our sale, merger or other transaction in which our stockholders either receive, or have the option to receive, cash, securities redeemable for cash and/or securities of a publicly traded company; or (c) the sale of all or substantially all of our assets where our stockholders either receive, or have the option to receive, cash or other consideration. Although we will not be precluded from pursuing a Liquidity Event (or series thereof) if our board of directors determines that is in the best interest of our stockholders, we intend to operate as a perpetual-life REIT with respect to Class A, Class W and Class I stockholders. With respect to our Class E stockholders, our goal is to raise sufficient proceeds in this offering so as to be able to accommodate those holders of Class E shares who would like us to redeem their shares through our Class E share redemption program or through one or more tender offers. However, if we are not successful over time in generating liquidity to holders of our Class E shares through the Class E share redemption program or through one or more tender offers, we may explore additional liquidity strategies for our existing stockholders. Such liquidity strategies could, in addition to more traditional options, include launching a self tender offer for Class E shares, seeking a third party interested in making such a tender offer, or entering into a merger agreement in which the holders of our Class E shares receive cash or other consideration in exchange for their Class E shares. There can be no assurances that we will be successful in achieving liquidity strategies for our Class E stockholders within any certain time frame or at all. In any event, our board of directors will seek to act in the best interest of the Company as a whole, taking into consideration all classes of stockholders.

Our different intentions with respect to liquidity strategies for our Class A, Class W and Class I stockholders and our Class E stockholders may, in certain situations, lead to conflicts of interests between the groups of stockholders. In such situations, this may not result in the best course of action for any particular stockholder.

If you purchase shares prior to, or in, a transaction or series of transactions that entitle our dealer manager to a “primary dealer fee,” you will experience dilution in the NAV of your shares as a result of the payment of the fee.

We intend to enter into an amendment to our dealer manager agreement to provide that we will pay the dealer manager of our offering of Class A, W and I shares an additional form of underwriting compensation in the form of a “primary dealer fee” in connection with certain sales of Class I shares in the primary offering. We currently expect the maximum primary dealer fee to be up to 4.5% of up to $300 million in gross proceeds raised from the sale of Class I shares in the primary offering, or $13.5 million, although this arrangement has not been finalized and the maximum primary dealer fee could be greater than this amount. The primary dealer fee will be paid by us and will not be considered a class-specific expense. Accordingly, the expense will be allocated among all holders of Fund Interests ratably according to the NAV of their units or shares. After this primary dealer fee arrangement, we may enter into subsequent amendments to our dealer manager agreement to provide for additional primary dealer fee payments. If you purchase shares prior to, or in, a transaction or series of transactions that entitle our dealer manager to a “primary dealer fee,” you will experience dilution in the NAV of your shares as a result of the payment of the fee.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Redemption Program and other redemptions

As of March 31, 2013, no material changes had occurred to our Class E Share Redemption Program (the “Class E SRP”) or our separate Class A, W and I Share Redemption Program (the “Class AWI SRP”) as discussed in Item 5 of our Annual Report on Form 10-K filed with the Commission on March 19, 2013.

Pursuant to the Class E SRP, we will not redeem during any consecutive 12-month period more than 5% of the number of Class E shares of common stock outstanding at the beginning of such 12-month period.

Currently, the Class AWI SRP imposes a quarterly cap on the “net redemptions” of each of our Class A, Class W and Class I share classes equal to the amount of shares of such class with an aggregate value (based on the redemption price per share on the day the redemption is effected) of up to 5% of the NAV of such class as of the last day of the previous calendar quarter (the “Quarterly Cap”). We use the term “net redemptions” to mean, for any class and any quarter, the excess of our share redemptions (capital outflows) of such class over the share purchases net of sales commissions (capital inflows) of such class in the Offering. On any business day during a calendar quarter, the maximum amount available for redemptions of any class will be equal to (1) 5% of the NAV of such class of shares, calculated as of the last day of the previous calendar quarter, plus (2) proceeds from sales of new shares of such class in the Offering (including reinvestment of distributions but net of sales commissions) since the beginning of the current calendar quarter, less (3) proceeds paid to redeem shares of such class since the beginning of the current calendar quarter. However, for each future quarter, our board of directors reserves the right to choose whether the Quarterly Cap will be applied to “gross redemptions,” meaning, for any class and any quarter, amounts paid to redeem shares of such class since the beginning of such calendar quarter, or “net redemptions.” Additionally, our board of directors has the right to modify, suspend or terminate our share redemption programs if it deems such action to be in the best interest of our stockholders.

In aggregate, for the three months ended March 31, 2013, we redeemed approximately 1.7 million shares of common stock pursuant to the Class E SRP for approximately $11.7 million, as described further in the table below. We did not redeem any Class A, Class W or Class I shares pursuant to the Class AWI SRP during the three months ended March 31, 2013.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
January 1—January 31, 2013	7,755	$6.70	7,755	—
February 1—February 28, 2013	—	—	—	—
March 1—March 31, 2013	1,713,674	6.79	1,713,674	—

Total	1,721,429	$6.79	1,721,429	—

(1)	Redemptions are limited under the Class E SRP and the Class AWI SRP as described above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Revisions to Valuation Procedures

On May 3, 2013, our board of directors approved a revised set of valuation procedures for our NAV calculation, in order to make minor clarifications and to revise the subsection “Real Property Portfolio Valuation—Property Appraisals” to clarify the following regarding real property appraisals:

Periodic real property appraisals serve as the foundation of the Independent Valuation Firm’s daily real property portfolio valuation. The overarching principle of these appraisals is to produce valuations that represent fair and accurate estimates of the unencumbered values of our real estate or the prices that would be received for our real properties in arm’s-length transactions between market participants before considering underlying debt. The valuation of our real properties determined by the Independent Valuation Firm may not always reflect the value at which we would agree to buy or sell such assets and the value at which we would buy or sell such assets could materially differ from the Independent Valuation Firm’s estimate of fair value. Further, we do not undertake to disclose the value at which we would be willing to buy or sell our real properties to any prospective or existing investor. Prior to the commencement of the Offering, we obtained appraisals on each of our consolidated properties for use in our initial NAV calculation. We have now commenced ongoing appraisals pursuant to schedules prepared by the Independent Valuation Firm and our Advisor that are designed to conduct appraisals on each of our properties throughout any given calendar year. In order to provide a smooth and orderly appraisal process, we seek to have approximately 1/12th of the portfolio appraised each month, although we may have more or less appraised in a month. In no event will a calendar year pass without having each and every property valued by appraisal unless such asset is bought or sold in such calendar year. The acquisition price of newly acquired properties will serve as our appraised value, and thereafter will be part of the appraisal cycle described above such that they are appraised at least every calendar year.

ITEM 6.	EXHIBITS

3.1	Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed March 21, 2012

3.2	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.3	Articles Supplementary (Class A shares), incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.4	Articles Supplementary (Class W shares), incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.5	Articles Supplementary (Class I shares), incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.6	Third Amended and Restated Bylaws, incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K, filed July 12, 2012

4.1	Fourth Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed July 12, 2012

4.2	Class E Share Redemption Program, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed July 12, 2012

4.3	Class A, W and I Share Redemption Program, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed July 12, 2012

4.4	Statement regarding transfer restrictions, preferences, limitations and rights of holders of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-11 (No. 333-175989), filed April 15, 2013

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Consent of Altus Group U.S., Inc.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

Date: May 13, 2013	/s/ JEFFREY L. JOHNSON
Jeffrey L. Johnson Chief Executive Officer

Date: May 13, 2013	/s/ M. KIRK SCOTT
M. Kirk Scott Chief Financial Officer and Treasurer