Form 10-Q
period 2013-06-30
Dividend Capital Diversified Property Fund Inc.
filed 2013-08-12
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

As of August 5,  2013, 174,610,467 unclassified shares of common stock (referred to “Class E”), 12,375 shares of Class A common stock, 12,375 shares of Class W common stock, and 4,165,808 shares of Class I common stock of Dividend Capital Diversified Property Fund Inc., each with a par value $0.01 per share, were outstanding.

Dividend Capital Diversified Property Fund Inc.

Form 10-Q

June 30, 2013

TABLE OF CONTENTS

P

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets.......................................................................................................................................................................	3
Condensed Consolidated Statements of Operations..................................................................................................................................................	4
Condensed Consolidated Statements of Comprehensive Income and Loss..................................................................................................	5
Condensed Consolidated Statement of Equity.............................................................................................................................................................	6
Condensed Consolidated Statements of Cash Flows................................................................................................................................................	7
Notes to Condensed Consolidated Financial Statements........................................................................................................................................	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.................................................	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk................................................................................................................	40
Item 4. Controls and Procedures.........................................................................................................................................................................................	40

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.......................................................................................................................................................................................................	41
Item 1A. Risk Factors...	41
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds............................................................................................................	41
Item 3. Defaults upon Senior Securities...........................................................................................................................................................................	42
Item 4. Mine Safety Disclosures.........................................................................................................................................................................................	42
Item 5. Other Information...	42
Item 6. Exhibits...	43

PART I. FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and footnoted information)

	As of
	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investments in real property	$ 2,560,229	$ 2,819,550
Accumulated depreciation and amortization	(489,184)	(482,782)
Total net investments in real property*	2,071,045	2,336,768
Debt related investments, net	123,017	187,321
Total net investments	2,194,062	2,524,089
Cash and cash equivalents	31,609	36,872
Restricted cash	23,391	32,968
Other assets, net	62,532	65,325
Total Assets	$ 2,311,594	$ 2,659,254
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes and other secured borrowings**	$ 1,004,982	$ 1,319,452
Unsecured borrowings	325,000	300,000
Financing obligations	18,104	18,176
Intangible lease liabilities, net	79,722	88,331
Other liabilities	87,385	91,768
Total Liabilities	$ 1,515,193	$ 1,817,727
Equity:
Stockholders’ equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 175,564,384*** and 178,127,559*** shares issued and outstanding, as of June 30, 2013 and December 31, 2012, respectively	1,755	1,781
Additional paid-in capital	1,583,945	1,610,996
Distributions in excess of earnings	(870,346)	(850,885)
Accumulated other comprehensive loss	(12,821)	(16,196)
Total stockholders’ equity	702,533	745,696
Noncontrolling interests	93,868	95,831
Total Equity	796,401	841,527
Total Liabilities and Equity	$ 2,311,594	$ 2,659,254

*      Includes approximately $226.6 million and $520.3 million, after accumulated depreciation and amortization, in consolidated real property variable interest entity investments as of June 30, 2013 and December 31, 2012, respectively.

**     Includes approximately $142.1 million and $419.5 million in consolidated mortgage notes in variable interest entity investments as of June 30, 2013 and December 31, 2012, respectively.

***    Includes 173,842,089 shares of Class E common stock, 12,375 shares of Class A common stock, 12,375 shares of Class W common stock, and 1,697,545 shares of Class I common stock issued and outstanding as of June 30, 2013, and 178,090,434 shares of Class E common stock, 12,375 shares of Class A common stock, 12,375 shares of Class W common stock, and 12,375 shares of Class I common stock issued and outstanding as of December 31, 2012.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share and footnoted information)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
REVENUE:
Rental revenue	$ 58,640	$ 58,582	$ 116,643	$ 117,911
Debt related income	2,615	1,759	5,350	3,642
Total Revenue	61,255	60,341	121,993	121,553
EXPENSES:
Rental expense	12,062	11,171	24,981	23,210
Real estate depreciation and amortization expense	25,608	27,525	51,017	55,075
General and administrative expenses	2,447	1,712	5,001	3,596
Advisory fees, related party	3,725	5,090	7,409	10,002
Acquisition-related expenses	-	24	-	323
Total Operating Expenses	43,842	45,522	88,408	92,206
Other Income (Expenses):
Interest and other income	172	47	252	110
Interest expense	(18,228)	(19,393)	(36,592)	(38,736)
Loss on extinguishment of debt and financing commitments	(425)	(2,464)	(695)	(3,884)
Loss from continuing operations	(1,068)	(6,991)	(3,450)	(13,163)
Discontinued operations, net of taxes*	19,525	(2,581)	16,043	(5,746)
Net Income (Loss)	18,457	(9,572)	12,593	(18,909)
Net (income) loss attributable to noncontrolling interests	(1,329)	701	(830)	1,550
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$ 17,128	$ (8,871)	$ 11,763	$ (17,359)
Net income (loss) per basic and diluted common share:
Continuing operations	$ (0.01)	$ (0.03)	$ (0.02)	$ (0.07)
Discontinued operations	$ 0.10	$ (0.01)	$ 0.08	$ (0.03)
NET INCOME (LOSS) PER BASIC AND DILUTED COMMON SHARE	$ 0.10	$ (0.05)	$ 0.07	$ (0.09)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	178,176	182,690	178,481	182,964
Diluted	192,019	198,098	192,470	198,742
Distributions declared per common share	$ 0.0875	$ 0.1250	$ 0.1750	$ 0.2500

*      Includes approximately  $1.1 million and $68,000 paid to our Advisor for asset management fees associated with the disposition of real properties during the three months ended June 30, 2013 and 2012, respectively, and approximately $1.2 million and $101,000 paid to our Advisor for asset management fees associated with the disposition of real properties during the six months ended June 30, 2013 and 2012, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND LOSS

(Unaudited)

(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net Income (Loss)	$ 18,457	$ (9,572)	$ 12,593	$ (18,909)
Other Comprehensive Income (Loss):
Net unrealized change from available-for-sale securities	-	(785)	-	(1,161)
Unrealized change from cash flow hedging derivatives	2,254	2,221	2,900	2,965
Comprehensive income (loss)	20,711	(8,136)	15,493	(17,105)
Comprehensive (income) loss attributable to noncontrolling interests	(807)	589	(354)	1,408
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$ 19,904	$ (7,547)	$ 15,139	$ (15,697)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(In thousands)

	Stockholders’ Equity
					Accumulated
			Additional	Distributions in	Other
	Common Stock		Paid-in	Excess of	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balances, December 31, 2012	178,128	$ 1,781	$ 1,610,996	$ (850,885)	$ (16,196)	$ 95,831	$ 841,527
Comprehensive income (loss):
Net income	-	-	-	11,763	-	830	12,593
Unrealized change from cash flow hedging derivatives	-	-	-	-	2,690	210	2,900
Common stock:
Issuance of common stock, net of offering costs	3,302	33	20,552	-	-	-	20,585
Redemptions of common stock	(5,866)	(59)	(39,998)	-	-	-	(40,057)
Distributions on common stock	-	-	-	(31,224)	-	-	(31,224)
Noncontrolling interests:
Contributions of noncontrolling interests	-	-	-	-	-	173	173
Distributions to noncontrolling interests	-	-	-	-	-	(2,999)	(2,999)
Redemptions of noncontrolling interests	-	-	(4,974)	-	685	1,561	(2,728)
Buyout of noncontrolling interest	-	-	(2,631)	-	-	(1,738)	(4,369)
Balances, June 30, 2013	175,564	$ 1,755	$ 1,583,945	$ (870,346)	$ (12,821)	$ 93,868	$ 796,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES:
Net income (loss)	$ 12,593	$ (18,909)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate depreciation and amortization expense	58,814	64,608
Gain on disposition of real property	(23,230)	-
Loss on financing commitments	695	3,909
Other adjustments to reconcile loss to net cash provided by operating activities	4,305	(750)
Changes in operating assets and liabilities	(13,843)	(6,384)
Net cash provided by operating activities	39,334	42,474

INVESTING ACTIVITIES:
Capital expenditures in real property	(11,845)	(6,424)
Proceeds from disposition of real property	33,292	7,299
Investment in debt related investments	(5,146)	(33,723)
Principal collections on debt related investments	26,817	2,583
Other investing activities	(1,300)	3,515
Net cash provided by (used in) investing activities	41,818	(26,750)

FINANCING ACTIVITIES:
Mortgage note principal repayments	(22,027)	(69,160)
Net proceeds from revolving line of credit borrowings	25,000	20,000
Repayment of other secured borrowings	(43,607)	-
Redemption of common shares	(23,083)	(25,669)
Distributions to common stockholders	(20,461)	(27,976)
Proceeds from sale of common stock	10,979	-
Offering costs for issuance of common stock	(1,495)	-
Other financing activities	(11,721)	(10,640)
Net cash used in financing activities	(86,415)	(113,445)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,263)	(97,721)
CASH AND CASH EQUIVALENTS, beginning of period	36,872	128,447
CASH AND CASH EQUIVALENTS, end of period	$ 31,609	$ 30,726

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$ 39,361	$ 43,582
Amount issued pursuant to the distribution reinvestment plan	$ 10,895	$ 17,888
Non-cash principal collection on debt related investments	$ 42,271	$ 2,809
Non-cash reduction of mortgage note	$ 207,231	$ 16,753
Non-cash disposition of real property	$ 193,066	$ 3,300
Assumed mortgage	-	$ 124,800
Non-cash investment in real property	-	$ 125,854
Non-cash origination of debt related investment	-	$ 82,343
Non-cash origination of repurchase facility	-	$ 96,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

We are the sole general partner of our Operating Partnership. In addition, we have contributed 100% of the proceeds received from our offerings of common stock to our Operating Partnership in exchange for partnership units (“OP Units”) representing our interest as a limited partner of the Operating Partnership. As of June 30, 2013 and December 31, 2012, we owned approximately 92.7% and 92.6%, respectively, of the limited partnership interests in our Operating Partnership, and the remaining limited partnership interests in our Operating Partnership were owned by third-party investors. Our Operating Partnership has classes of OP Units that correspond to our four classes of common stock: Class E OP Units, Class A OP Units, Class W OP Units, and Class I OP Units. The OP Units held by third parties are all Class E OP Units. As of June 30, 2013 and December 31, 2012, our Operating Partnership had issued and outstanding approximately 13.8 million and 14.2 million Class E OP Units held by third party investors, respectively, which represent limited partnership interests issued in connection with its private placement offerings.

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

As of June, 30 2013, we had raised gross proceeds of approximately $11.4 million from the sale of approximately 1.7 million shares in the Offering, including less than $1,000 through our distribution reinvestment plan. As of June 30, 2013, approximately $2,988.6 million in shares remained available for sale pursuant to the Offering, including approximately $750.0 million in shares available for sale through our distribution reinvestment plan.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim condensed consolidated financial statements (herein referred to as “financial statements,” “balance sheets,” “statements of operations,” “statement of equity,” or “statements of comprehensive income and loss”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the Commission instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, these statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of operating results for a full year. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Commission on March 19, 2013. There have been no significant changes to Company's significant accounting policies during the six months ended June 30, 2013 other than the updates described below.

Reclassifications

Certain amounts included in the accompanying financial statements for 2012 have been reclassified to conform to the 2013 financial statements presentation. Income statement amounts and certain income statement disclosure amounts for properties disposed of have been reclassified to discontinued operations for all periods presented. Net distributions, discounts at redemption, cumulative losses, selling costs, and other comprehensive income (loss) of approximately $5.0 million related to redeemed OP Units have been reclassified from noncontrolling interests to additional paid-in capital.

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

3. INVESTMENTS IN REAL PROPERTY

Our consolidated investments in real property consist of investments in office, industrial and retail properties. The following tables summarize our consolidated investments in real property as of June 30, 2013 and December 31, 2012 (amounts in thousands):

Real Property	Land	Building and Improvements	Intangible Lease Assets	Total Investment Amount	Intangible Lease Liabilities	Net Investment Amount

As of June 30, 2013:
Office	$ 224,414	$ 876,941	$ 401,400	$ 1,502,755	$ (60,492)	$ 1,442,263
Industrial	33,416	252,262	49,234	334,912	(5,959)	328,953
Retail	227,218	417,592	77,752	722,562	(51,059)	671,503
Total gross book value	485,048	1,546,795	528,386	2,560,229	(117,510)	2,442,719
Accumulated depreciation/amortization	-	(188,114)	(301,070)	(489,184)	37,788	(451,396)
Total net book value	$ 485,048	$ 1,358,681	$ 227,316	$ 2,071,045	$ (79,722)	$ 1,991,323
As of December 31, 2012:
Office	$ 237,865	$ 939,722	$ 475,397	$ 1,652,984	$ (65,788)	$ 1,587,196
Industrial	52,598	329,844	61,967	444,409	(7,765)	436,644
Retail	227,218	416,971	77,968	722,157	(51,059)	671,098
Total gross book value	517,681	1,686,537	615,332	2,819,550	(124,612)	2,694,938
Accumulated depreciation/amortization	-	(189,740)	(293,042)	(482,782)	36,281	(446,501)
Total net book value	$ 517,681	$ 1,496,797	$ 322,290	$ 2,336,768	$ (88,331)	$ 2,248,437

Discontinued Operations

On January 13, 2013, we disposed of an office property located in the Dallas, TX market for which we recorded a net gain on the disposition of approximately $1.2 million. On May 10, 2013, we disposed of a portfolio of seven industrial properties that we held through a joint venture wherein we owned a 96.4% interest in the properties through a consolidated subsidiary, of which we were not the managing partner, to our joint venture partner that was the managing partner of the properties. We recorded a net loss on the sale of this portfolio of approximately $346,000. On June 6, 2013, we disposed of an office property in the New England market for which we recorded a  net gain on the disposition of approximately $6.7 million.

On May 31, 2013, a 1.5 million square foot office property in the Dallas, Texas Market (“Comerica Bank Tower”) that we acquired during 2012 as a result of our foreclosure of a non-performing mezzanine loan was sold by a receiver pursuant to a court order to a purchaser unrelated to us. Because of the outstanding principal balance of the mortgage note, we did not receive any proceeds from the sale of Comerica Bank Tower. We recorded a net gain on the disposition of approximately $15.7 million.

We present the results of operations of these and all other disposed properties and their respective aggregate net gains (losses), collectively, as discontinued operations in our accompanying statements of operations when the operations and cash flows have been (or will be) eliminated from our ongoing operations and we will not have any significant continuing involvement. Interest expense is included in discontinued operations only if it is directly attributable to these operations or properties. The following table summarizes amounts recorded as discontinued operations (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$ 5,361	$ 10,179	$ 14,031	$ 15,320
Real estate depreciation and amortization expense	(2,682)	(6,080)	(7,797)	(9,533)
Other expenses	(5,171)	(8,537)	(13,421)	(13,062)
Loss from discontinued operations, net of taxes	(2,492)	(4,438)	(7,187)	(7,275)
Gain on disposition, net of taxes	22,017	1,857	23,230	1,529
Discontinued operations, net of taxes	$ 19,525	$ (2,581)	$ 16,043	$ (5,746)

Rental Revenue

The following table summarizes the adjustments to rental revenue related to the amortization of above-market lease assets, below-market lease liabilities, and for straight-line rental adjustments for the three and six months ended June 30, 2013 and 2012. In addition, the following table includes tenant recovery income received from tenants for real estate taxes, insurance and other property operating expenses and recognized as rental revenue (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Straight-line rent adjustments	$ 2,759	$ 1,880	$ 5,727	$ 3,843
Above-market lease assets	(1,859)	(2,058)	(3,784)	(4,051)
Below-market lease liabilities	1,943	2,552	4,045	5,012
Total increase to rental revenue	$ 2,843	$ 2,374	$ 5,988	$ 4,804
Tenant recovery income	$ 8,553	$ 8,678	$ 17,342	$ 16,986

4. DEBT RELATED INVESTMENTS

As of June 30, 2013 and December 31, 2012, we had invested in 15 and 19 debt related investments, respectively. The weighted average maturity of our debt investments as of June 30, 2013 was 2.9 years, based on our recorded net investment. The following table describes our debt related income for the three and six months ended June 30, 2013 and 2012 (dollar amounts in thousands):

	For the Three Months Ended June 30		For the Six Months Ended June 30		Weighted Average Yield as of
Investment Type	2013	2012	2013	2012	June 30, 2013 (1)

Mortgage notes(2)	$ 2,299	$ 1,648	$ 4,727	$ 3,418	7.2%
B-notes	-	111	51	224	0.0%
Mezzanine debt	316	-	572	-	17.0%
Total	$ 2,615	$ 1,759	$ 5,350	$ 3,642	7.8%

(1)    Weighted average yield is calculated on an unlevered basis using the amount invested, current interest rates and accretion of premiums or discounts realized upon the initial investment for each investment type as of June 30, 2013. Yields for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of June 30, 2013 for purposes of this table. As of June 30, 2013 we had one debt related investment with a net investment amount of $25.0 million that bears interest at a floating rate indexed to LIBOR. All of our remaining debt related investments bear interest at fixed rates. We have assumed a yield of zero on the one debt related investments for which we have recognized a full allowance for loss as of June 30, 2013.

(2)    We had three and one debt related investments repaid in full during the six months ended June 30, 2013 and 2012, respectively. During the three and six months ended June 30, 2013 and 2012, amounts recorded include an early repayment fee received and accelerated amortization of origination fees offset by accelerated amortization of deferred due diligence costs related to these repayments.

Impairment

We review each of our debt related investments individually on a quarterly basis, and more frequently when such an evaluation is warranted, to determine if impairment exists. Accordingly, we do not group our debt related investments into classes by credit quality indicator. A debt related investment is impaired when, based on current information and events (including economic, industry and geographical factors), it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the agreement. When an investment is deemed impaired, the impairment is measured based on the expected future cash flows discounted at the investment’s effective interest rate. As a practical expedient, we may measure impairment based on the fair value of the collateral of an impaired collateral-dependent debt investment. Regardless of the measurement method, we measure impairment based on the fair value of the collateral when it is determined that foreclosure is probable. We did not record any provision for loan loss during the three and six months ended June 30, 2013 or 2012. During the six months ended June 30, 2013 we wrote off the provision for loan loss on debt related investments of approximately $15.0 million related to one B-note debt investment loan restructuring. During the six months ended June 30, 2012, we wrote off the provision for loss on debt related investments of approximately $20.0 million related to a mezzanine debt investment that we foreclosed upon. The table below presents a reconciliation of the beginning and ending balances, between December 31, 2012 and June 30, 2013, of our allowance for loan loss (amounts in thousands):

Allowance for Loan Loss

Beginning balance as of December 31, 2012:	$ 18,000
Provision for loss on debt related investments	-
Direct write offs	(15,000)
Ending balance as of June 30, 2013:	$ 3,000

We had one and two B-note debt investments on non-accrual status as of June 30, 2013 and December 31, 2012, respectively. One of our B-note debt investments that was on non-accrual status as of December 31, 2012 was written off upon our borrower’s completion of a loan restructuring during the six months ended June 30, 2013. We have recorded a complete allowance for loan loss related to our remaining debt related investment on non-accrual status. When a debt investment is on non-accrual status, we record income on the investment using the cash basis of accounting. The amount of income recorded on a cash basis of accounting was not significant during the three and six months ended June 30, 2013 or 2012. All of our debt related investments that were past due 90 days or more were on non-accrual status as of June 30, 2013 and December 31, 2012.

As of June 30, 2013 and December 31, 2012, we had one and three impaired debt related investments with an unpaid principal balance of approximately $3.0 million and $30.1 million, respectively. The following table describes our recorded investment in debt related investments before allowance for loan loss, and the related allowance for loan loss (amounts in thousands):

Debt Investments Individually Evaluated for Impairment as of
	June 30, 2013	December 31, 2012

Debt investments	$ 126,017	$ 205,321
Less: Allowance for loan losses	(3,000)	(18,000)
Total	$ 123,017	$ 187,321

All impaired debt investments are subordinate debt investments. The following table describes our gross recorded investment in impaired debt related investments, the related allowance for loan loss, and the total amount of impaired loans for which we have not recorded an allowance for loan loss (amounts in thousands):

As of:	Recorded Investment	Related Allowance	Amount of Impaired Loans With No Allowance Recorded
June 30, 2013	$ 3,000	$ (3,000)	$ -
December 31, 2012	$ 30,135	$ (18,000)	$ 12,135

The following table describes our average recorded net investment in the impaired debt related investments and the related interest income recorded (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Average Recorded Investment	$ -	$ 12,952	$ 6,067	$ 13,011
Interest Income Recognized	$ -	$ 117	$ 51	$ 237

5. DEBT OBLIGATIONS

The following table describes our borrowings as of June 30, 2013 and December 31, 2012 (dollar amounts in thousands):

	Weighted Average Stated Interest Rate as of		Outstanding Balance as of (1)		Gross Investment Amount Securing Borrowings as of (2)
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Fixed-rate mortgages	5.8%	5.8%	$ 946,392	$ 1,160,042	$ 1,829,303	$ 2,061,757
Floating-rate mortgages (3)	3.9%	3.5%	8,760	23,701	15,303	42,609
Total mortgage notes	5.8%	5.7%	955,152	1,183,743	1,844,606	2,104,366
Repurchase facilities	2.4%	2.7%	49,830	135,709	71,359	198,389
Total other secured borrowings	2.4%	2.7%	49,830	135,709	71,359	198,389
Total secured borrowings	5.6%	5.4%	1,004,982	1,319,452	1,915,965	2,302,755
Line of credit	2.2%	2.2%	55,000	30,000	N/A	N/A
Term loan	2.1%	2.2%	270,000	270,000	N/A	N/A
Total unsecured borrowings	2.2%	2.2%	325,000	300,000	N/A	N/A
Total borrowings	4.8%	4.8%	$ 1,329,982	$ 1,619,452	$ 1,915,965	$ 2,302,755

(1)    Amounts presented are net of (i) fair value adjustment to mortgages carried at fair value of $0 and $55.0 million as of June 30, 2013 and December 31, 2012, respectively, (ii) unamortized discounts to the face value of our outstanding fixed-rate mortgages of $2.1 million and $2.7 million as of June 30, 2013 and December 31, 2012, respectively, and (iii) GAAP principal amortization related to troubled debt restructurings of $1.1 million and $718,000 as of June 30, 2013 and December 31, 2012, respectively.

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

(3)    As of June 30, 2013, floating-rate mortgages were subject to an interest rate spread of 3.75% over one-month LIBOR. As of December 31, 2012, floating-rate mortgage notes were subject to interest rates at spreads ranging from 2.9% to 3.75% over one-month LIBOR.

As of June 30, 2013, 12 mortgage notes were interest-only and 20 mortgage notes were fully amortizing with outstanding balances of approximately $340.3 million and $614.8 million, respectively. None of our mortgage notes are recourse to us.

As of June 30, 2013, we had outstanding borrowings of $270.0 million and $55.0 million, respectively, under our term loan and revolving credit facility components of our senior unsecured term loan and revolving line of credit (collectively, the “Facility”). As of June 30, 2013 the unused portion of the revolving credit facility component of the Facility was approximately $125.0 million, of which approximately $82.7 million was available. As of December 31, 2012, we had outstanding borrowings of $270.0 million and $30.0 million under the term loan and revolving credit facility components of the Facility, respectively, and $150.0 million was available for us to borrow under the revolving credit facility component of the Facility.

The following table reflects our contractual debt maturities as of June 30, 2013, specifically our obligations under secured borrowings and unsecured borrowings (dollar amounts in thousands):

	As of June 30, 2013

	Mortgage Notes and Other Secured Borrowings		Unsecured Borrowings		Total
Year Ending December 31,	Number of Borrowings Maturing	Outstanding Balance (1)	Number of Borrowings Maturing	Outstanding Balance (2)	Outstanding Balance (3)(4)
2013	0	$ 7,623	0	$ -	$ 7,623
2014	4	148,694	0	-	148,694
2015	5	126,878	0	-	126,878
2016	13	322,743	1	55,000	377,743
2017	7	223,218	0	-	223,218
2018	0	4,999	1	270,000	274,999
2019	0	5,292	0	-	5,292
2020	1	157,944	0	-	157,944
2021	0	1,707	0	-	1,707
2022	1	1,663	0	-	1,663
Thereafter	2	7,408	0	-	7,408
Total	33	$ 1,008,169	2	$ 325,000	$ 1,333,169

(1)    Secured borrowings presented include (i) mortgage note borrowings of approximately $958.3 million with maturities ranging from 2014 to 2029, and (ii) borrowings under one of our repurchase facilities of approximately $49.8 million, which mature in 2014 and are subject to three one-year extension options.

(2)    Unsecured borrowings presented includes (i) revolving credit facility draws totaling $55.0 million which mature during 2016, subject to two one-year extension options, and (ii) term loan borrowings of $270.0 million which mature in 2018.

(3)    Outstanding balance represents expected cash outflows for contractual amortization and scheduled balloon payment maturities and does not include (i) the mark-to-market adjustment on assumed debt of $2.1 million as of June 30, 2013, and (ii) the GAAP principal amortization of our restructured mortgage note of approximately $1.1 million that does not reduce the contractual amount due of the related mortgage note as of June 30, 2013.

(4)    As of June 30, 2013, our mortgage notes and secured borrowings are secured by interests in real properties and debt investments totaling approximately $1.9 billion.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges under ASC Topic 815 “Derivatives and Hedging” is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the next 12 months, we estimate that approximately $2.1 million will be reclassified as an increase to interest expense related to effective forward started interest rate swaps where the hedging instrument has been terminated, and we estimate that approximately $441,000 will be reclassified as an increase to interest expense related to active effective hedges of floating-rate debt issuances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The table below presents a reconciliation of the beginning and ending balances, between December 31, 2012 and June 30, 2013, of our accumulated other comprehensive loss (“OCI”), net of amounts attributable to noncontrolling interests related to the effective portion of our cash flow hedges as presented on our financial statements, as well as amounts related to our available-for-sale securities (amounts in thousands):

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-For-Sale Securities	Accumulated Other Comprehensive Loss

Beginning balance as of December 31, 2012:	$ (14,710)	$ (1,486)	$ (16,196)
Other comprehensive income:
Amortization of interest expense	1,333	-	1,333
Change in fair value	1,438	-	1,438
Amounts reclassified from accumulated other comprehensive income:
Losses reclassified into earnings upon discontinuance of cash flow hedges	129	-	129
Net current-period other comprehensive income	2,900	-	2,900
Attribution of and other adjustments to OCI attributable to noncontrolling interests	(31)	506	475
Ending balance as of June 30, 2013	$ (11,841)	$ (980)	$ (12,821)

Fair Values of Derivative Instruments

The table below presents the gross fair value of our derivative financial instruments as well as their classification on our accompanying balance sheet as of June 30, 2013 and December 31, 2012 (amounts in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of June 30, 2013 Fair Value	As of December 31, 2012 Fair Value	Balance Sheet Location	As of June 30, 2013 Fair Value	As of December 31, 2012 Fair Value

Derivatives designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets, net (1)	$ 1,390	$ -	Other liabilities (1)	$ -	$ (403)
Total derivatives designated as hedging instruments under ASC Topic 815		1,390	-		-	(403)
Derivatives not designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets, net (1)	$ -	-	Other liabilities (1)	-	(13)
Total derivatives not designated as hedging instruments under ASC Topic 815		-	-		-	(13)
Total derivatives		$ 1,390	$ -		$ -	$ (416)

(1)    Although our derivative contracts are subject to master netting arrangements which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheet.

The majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with our derivative instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of potential default by us and our counterparties. As of June 30, 2013, we had assessed the significance of the impact of the credit valuation adjustments and had determined that it was not significant to the overall valuation of our derivative instruments. As a result, we have determined that the significant inputs for all of our derivative valuations are classified in Level 2 of the fair value hierarchy.

Designated Hedges

As of June 30, 2013, we had five outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $156.1 million. As of December 31, 2012, we had two outstanding interest rate caps and two outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $90.0 million.

Undesignated Hedges

Derivatives not designated as hedges are not speculative and are used to hedge our exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a loss of approximately $8,000 and $19,000 for the three and six months ended June 30, 2012, respectively. Changes in the fair value of derivatives not designated in hedging relationships did not result in any gain or loss during the three and six months ended June 30, 2013. As of June 30, 2013 we had two outstanding interest rate caps that were not designated as hedges with a total notional amount of approximately $232.1 million. As of December 31, 2012, we had two outstanding interest rate caps and one interest rate swap that were not designated as hedges with a total notional amount of approximately $230.4 million.

Effect of Derivative Instruments on the Statements of Comprehensive Loss

The table below presents the effect of our derivative financial instruments on our accompanying financial statements for the three and six months ended June 30, 2013 and 2012 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Derivatives Designated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts	Interest rate contracts	Interest rate contracts
Amount of gain (loss) recognized in OCI (effective portion)	$ 1,447	$ (25)	$ 1,438	$ (98)
Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Interest expense	Interest expense	Interest expense	Interest expense
Amount of loss reclassified from accumulated OCI into income (effective portion)	$ (688)	$ (659)	$ (1,333)	$ (1,329)
Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Loss on financing commitments	Loss on financing commitments and Discontinued Operations	Loss on financing commitments and Discontinued Operations	Loss on financing commitments and Discontinued Operations
Amount of loss recognized in income due to missed forecast (ineffective portion and amount excluded from effectiveness testing)	$ (103)	$ (1,587)	$ (129)	$ (1,734)
Derivatives Not Designated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts	Interest rate contracts	Interest rate contracts
Location of gain or (loss) recognized in income	N/A	Interest and other income	N/A	Interest and other income
Amount of gain or (loss) recognized in income	$ -	$ (8)	$ -	$ (19)

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

The fair values estimated below are indicative of certain interest rate and other assumptions as of June 30, 2013 and December 31, 2012, and may not take into consideration the effects of subsequent interest rate or other assumption fluctuations, or changes in the values of underlying collateral. The fair values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate their carrying values because of the short-term nature of these instruments.

The carrying amounts and estimated fair values of our other financial instruments as of June 30, 2013 and December 31, 2012 were as follows (amounts in thousands):

	As of June 30, 2013		As of December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Investments in real estate securities	$ 461	$ 461	$ 461	$ 461
Fixed-rate debt related investments, net	97,742	99,896	108,482	110,796
Floating-rate debt related investments, net	25,276	24,967	78,839	79,803
Derivative instruments	1,390	1,390	-	-
Liabilities:
Fixed-rate mortgage notes carried at amortized cost	$ 946,392	$ 1,005,655	$ 1,037,047	$ 1,091,425
Fixed-rate mortgage notes carried at fair value	-	-	122,995	122,995
Floating-rate mortgage notes	8,760	8,789	23,701	23,738
Floating-rate other secured borrowings	49,830	49,830	135,709	135,931
Floating-rate unsecured borrowings	325,000	325,000	300,000	300,000
Derivative liabilities	-	-	416	416

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

8. RELATED PARTY TRANSACTIONS

Our day-to-day activities are managed by our Advisor, a related party, under the terms and conditions of the Advisory Agreement. Our Advisor is considered to be a related party as certain indirect owners and employees of our Advisor serve as one of our directors and/or our executive officers. As of June 30, 2013, the responsibilities of our Advisor included the selection and underwriting of our real property and debt related investments, the negotiations for these investments, the asset management and financing of these investments and the oversight of real property dispositions.

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

In connection with the Offering, effective July 12, 2012, we also entered into a dealer manager agreement with Dividend Capital Securities LLC (the “Dealer Manager”), which is an entity related to our Advisor. Pursuant to this agreement, we pay (i) selling commissions up to 3% of the NAV per Class A share sold in the primary portion of the offering, (ii) a dealer manager fee which accrues daily in an amount equal to 1/365th of 0.6% of our NAV per share of Class A and Class W shares outstanding and an amount equal to 1/365th of 0.1% of our NAV per share of Class I shares outstanding on such day on a continuous basis, and (iii) a distribution fee which accrues daily in an amount equal to 1/365th of 0.5% of our NAV per share of Class A shares outstanding on such day on a continuous basis. We will cease paying the dealer manager fee and distribution fee with respect to shares sold in the Offering on the earlier to occur of the following: (i) a listing of the class of such shares on a national securities exchange, (ii) following the completion of the Offering, total underwriting compensation in this offering equaling 10% of the gross proceeds from the primary portion of the Offering, or (iii) such shares no longer being outstanding. Dealer manager and distribution fees of approximately $1,000 and $1,000 were incurred during the three and six months ended June 30, 2013, respectively.

On May 31, 2013, the Company and the Dealer Manager entered into Amendment No. 1 to the Dealer Manager Agreement (“Amendment No. 1”). Amendment No. 1 provides that the Company will pay to the Dealer Manager a primary dealer fee in the amount of up to 5.0% of the gross proceeds raised from the sale of Class I shares sold in the Company’s primary public offering, provided that (i) the sales are all made before July 31, 2013 (unless extended by the Company, through written notice to the Dealer Manager) and (ii) the total gross proceeds raised with respect to which the primary dealer fee will apply may not exceed $300 million. The Dealer Manager will retain 0.5% of such gross proceeds and reallow the remainder of the primary dealer fee to the participating broker-dealers involved in selling such Class I shares based on the portion of the gross proceeds raised from their customers. The primary dealer fee will be considered underwriting compensation (as defined in accordance with, and subject to the underwriting compensation limits of, applicable Financial Industry Regulatory Authority rules). During the three and six months ended June 30,

2013, we incurred primary dealer fees earned pursuant to Amendment No. 1 of approximately $514,000, of which approximately $52,000 was retained by the Dealer Manager.

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

As of June 30, 2013 and December 31, 2012, we owed approximately $1.3 million and $1.3 million, respectively, to our Advisor and affiliates of our Advisor for such services and reimbursement of certain expenses. Pursuant to the amended Advisory Agreement, we accrue the advisory fee on a daily basis and pay our Advisor amounts due subsequent to each month-end.

The following table summarizes fees and other amounts earned by our Advisor and its related parties in connection with services performed for us during the three and six months ended June 30, 2013 and 2012 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Acquisition fees	$ -	$ 1,534	$ -	$ 1,534
Advisory fees	3,725	5,090	7,409	10,002
Development management fee	93	-	148	-
Other reimbursements	1,353	411	2,693	924
Asset management fees related to the disposition of real properties	1,083	68	1,168	101
Total	$ 6,254	$ 7,103	$ 11,418	$ 12,561

9. NET INCOME (LOSS) PER COMMON SHARE

Reconciliations of the numerator and denominator used to calculate basic net loss per common share to the numerator and denominator used to calculate diluted net loss per common share for the three and six months ended June 30, 2013 and 2012 are described in the following table (amounts in thousands, except per share information):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Numerator	2013	2012	2013	2012
Loss from continuing operations	$ (1,068)	$ (6,991)	$ (3,450)	$ (13,163)
Loss from continuing operations attributable to noncontrolling interests	66	641	270	1,148
Loss from continuing operations attributable to common stockholders	(1,002)	(6,350)	(3,180)	(12,015)
Dilutive noncontrolling interests share of loss from continuing operations	(78)	(536)	(251)	(978)
Numerator for diluted earnings per share – adjusted loss from continuing operations	$ (1,080)	$ (6,886)	$ (3,431)	$ (12,993)
Income (loss) from discontinued operations	$ 19,525	$ (2,581)	$ 16,043	$ (5,746)
(Income) loss from discontinued operations attributable to noncontrolling interests	(1,395)	60	(1,100)	402
Income (loss) from discontinued operations attributable to common stockholders	18,130	(2,521)	14,943	(5,344)
Dilutive noncontrolling interests share of discontinued operations	1,409	(212)	1,157	(518)
Numerator for diluted earnings per share – adjusted income (loss) from discontinued operations	$ 19,539	$ (2,733)	$ 16,100	$ (5,862)
Denominator
Weighted average shares outstanding-basic	178,176	182,690	178,481	182,964
Incremental weighted average shares effect of conversion of OP units	13,843	15,408	13,989	15,778
Weighted average shares outstanding-diluted	192,019	198,098	192,470	198,742
INCOME (LOSS) PER COMMON SHARE-BASIC AND DILUTED
Net loss from continuing operations	$ (0.01)	$ (0.03)	$ (0.02)	$ (0.07)
Net income (loss) from discontinued operations	0.10	(0.01)	0.08	(0.03)
Net income (loss)	$ 0.10	$ (0.05)	$ 0.07	$ (0.09)

10. SEGMENT INFORMATION

We have four reportable operating segments, which include our three real property operating sectors (office, industrial, and retail) and debt related investments. We organize and analyze the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, and investment strategies and objectives. For example, the physical characteristics of our buildings, the related operating characteristics, the geographic markets, and the type of tenants are inherently different for each of our segments. The following table sets forth revenue and the components of net operating income (“NOI”) of our segments for the three and six months ended June 30, 2013 and 2012 (amounts in thousands):

	For the Three Months Ended June 30,
	Revenues			NOI
	2013		2012	2013	2012
Real property (1)
Office	$ 37,065		$ 37,062	$ 29,321	$ 29,562
Industrial	7,237		7,105	5,952	5,967
Retail	14,338		14,415	11,305	11,882
Debt related investments	2,615	2,931	1,759	2,615	1,759
Total	$ 61,255		$ 60,341	$ 49,193	$ 49,170
	For the Six Months Ended June 30,
	Revenues			NOI
	2013		2012	2013	2012
Real property (1)
Office	$ 73,835		$ 74,402	$ 58,007	$ 59,242
Industrial	14,403		14,223	11,867	11,935
Retail	28,405		29,286	21,788	23,524
Debt related investments	5,350		3,642	5,350	3,642
Total	$ 121,993		$ 121,553	$ 97,012	$ 98,343

(1)    Excludes results of operations of real properties categorized as discontinued operations.

We consider NOI to be an appropriate supplemental financial performance measure because NOI reflects the specific operating performance of our real properties and debt related investments, and excludes certain items that are not considered to be controllable in connection with the management of each property, such as depreciation and amortization, general and administrative expenses, asset management fees, interest expense and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance as a whole, since it excludes such items that could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

The following table is a reconciliation of our NOI to our reported net income (loss) attributable to common stockholders for the three and six months ended June 30, 2013 and 2012 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Net operating income	$ 49,193	$ 49,170	$ 97,012	$ 98,343
Real estate depreciation and amortization expense	(25,608)	(27,525)	(51,017)	(55,075)
General and administrative expenses	(2,447)	(1,712)	(5,001)	(3,596)
Advisory fees, related party	(3,725)	(5,090)	(7,409)	(10,002)
Acquisition-related expenses*	-	(24)	-	(323)
Interest and other income	172	47	252	110
Interest expense	(18,228)	(19,393)	(36,592)	(38,736)
Loss on extinguishment of debt and financing commitments	(425)	(2,464)	(695)	(3,884)
Discontinued operations, net of taxes	19,525	(2,581)	16,043	(5,746)
Net (income) loss attributable to noncontrolling interests	(1,329)	701	(830)	1,550
Net income (loss) attributable to common stockholders	$ 17,128	$ (8,871)	$ 11,763	$ (17,359)

The following table reflects our total assets by business segment as of June 30, 2013 and December 31, 2012 (amounts in thousands):

	As of June 30, 2013	As of December 31, 2012
Segment assets:
Net investments in real property
Office	$ 1,202,130	$ 1,369,496
Industrial	260,690	351,375
Retail	608,225	615,897
Debt related investments, net	123,017	187,321
Total segment assets, net	2,194,062	2,524,089

Non-segment assets:
Cash and cash equivalents	31,609	36,872
Other non-segment assets(1)	85,923	98,293
Total assets	$ 2,311,594	$ 2,659,254

(1)            Other non-segment assets primarily consist of corporate assets including restricted cash and receivables, including straight-line rent receivable.

11. SUBSEQUENT EVENTS

We have evaluated subsequent events for the period from June 30, 2013, the date of these financial statements, through the date these financial statements are issued.

Disposition of Real Property

On July 31, 2013, we disposed of an office property in the Denver, CO market comprising approximately 257,000 net rentable square feet to an unaffiliated third party. We sold the property, which had a basis of approximately $28.8 million as of June 30, 2013, for a total sales price of $71.0 million.

Increase of Revolving Credit Facility

On December 19, 2012, we entered into a credit agreement providing for a $450.0 million senior unsecured term loan and revolving line of credit (collectively, the “Facility”) with a syndicate of lenders led by Bank of America, N.A. as Administrative Agent. The Facility provided us with the ability from time to time to increase the size of the Facility up to a total of $800 million less the amount of any prepayments under the term loan component of the Facility, subject to receipt of lender commitments and other conditions. On July 31, 2013 we repaid the outstanding balance on the revolving line of credit using proceeds from the disposition of real property. On August 1, 2013, we increased the revolving line of credit by $170.0 million, thereby providing us with a $270.0 million term loan and a $350.0 million revolving credit facility, for a total of $620.0 million in aggregate.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements may relate to, without limitation, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), other development trends of the real estate industry, business strategies, and the growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors that may cause our results to vary are general economic and business (particularly real estate and capital market) conditions being less favorable than expected, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, availability and creditworthiness of prospective tenants, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, tenants’ ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental, regulatory and/or safety requirements, tenant bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control. For a further discussion of these factors and other risk factors that could lead to actual results materially different from those described in the forward-looking statements, see “Risk Factors” under Item 1A of Part 1 of our Annual Report on Form 10-K filed with the Commission on March 19, 2013 and Part II, Item 1A of our Quarterly Report on Form 10-Q filed with the Commission on May 13, 2013, each available at www.sec.gov,  and Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

As of June 30, 2013, we had total investments with an estimated fair value of approximately $2.6 billion (calculated in accordance with our valuation policies), comprised of:

(1)    84 operating properties located in 29 geographic markets in the United States, aggregating approximately 15.5 million net rentable square feet. As of June 30, 2013, our real property portfolio was approximately 96.2% leased. Our real property portfolio consists of:

•     32 office properties located in 15 geographic markets, aggregating approximately 6.2 million net rentable square feet, with an aggregate fair value amount of approximately $1.5 billion;

•     31 retail properties located in seven geographic markets, aggregating approximately 3.1 million net rentable square feet, with an aggregate fair value amount of approximately $709.7 million; and

•     21 industrial properties located in 13 geographic markets, aggregating approximately 6.2 million net rentable square feet, with an aggregate fair value amount of approximately $306.9 million.

(2)    Approximately $123.0 million in net debt related investments, including (i) investments in mortgage notes of approximately $113.8 million and (ii) investments in mezzanine loans of $9.2 million.

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

•    Cash on hand — As of June 30, 2013, we had approximately $31.6 million of cash and cash equivalents.

•    Cash available under our line of credit — As of June 30, 2013, we had $125.0 million available for us to borrow under our revolving credit facility, subject to certain restrictions and limitations. Subsequent to June 30, 2013, we received commitment from our lenders for an additional $170.0 million available to borrow under the revolving credit facility, subject to certain restrictions and limitations. Additionally, subsequent to June 30, 2013, we repaid the existing balance on the line of credit using proceeds from the disposition of an operating real property, which resulted in a total of $350.0 million available for us to borrow under the line of credit, subject to certain restrictions and limitations.

•    Cash generated from operations — During the six months ended June 30, 2013, we generated approximately $39.3 million from operations of our real properties and income from debt related investments.

•    Proceeds from offerings of equity securities — We currently maintain the Offering, which consists of the offer and sale of up to $3,000,000,000 of our shares of common stock, of which $2,250,000,000 of shares are expected to be offered to the public in a primary offering and $750,000,000 of shares are expected to be offered to our stockholders pursuant to an amended and restated distribution reinvestment plan (subject to our right to reallocate such amounts).  We cannot provide assurance that we will be successful in raising significant proceeds from the Offering.  During the six months ended June 30, 2013, we raised approximately $11.4 million in proceeds from the sale of Class I shares in the Offering, including less than $1,000 under the distribution reinvestment plan.  Additionally, during the six months ended June 30, 2013, we received approximately $10.9 million in proceeds from the Class E DRIP Offering.

 •   Proceeds from sales and repayments of existing investments — During the six months ended June 30, 2013, we sold nine operating properties for approximately $119.9 million. After closing costs and the repayment of the related mortgage notes, we received net proceeds of $33.3 million.  In addition, during that period three of our debt related investments with aggregate principal balances of $68.5 million were repaid to us in full.

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

The following table sets forth the components of NAV for the Company as of June 30, 2013 and March 31, 2013 (amounts in thousands except per share information). As used below, “Fund Interests” means our Class E shares, Class A shares, Class W shares, and Class I shares, along with the Class E OP Units held by third parties, and “Aggregate Fund NAV” means the NAV of all of the Fund Interests.

	NAV Figures as of June 30, 2013	NAV Figures as of March 31, 2013
Real properties	$ 2,520,750	$ 2,741,707
Debt related investments	123,017	165,469
Cash and other assets, net of other liabilities	(2,767)	14,636
Debt obligations	(1,331,401)	(1,604,181)
Outside investor's interests	(15,497)	(18,657)
Aggregate Fund NAV	$ 1,294,102	$ 1,298,974
Total Fund Interests outstanding	189,338	191,260
NAV per Fund Interest	$ 6.83	$ 6.79

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

The Independent Valuation Firm provides valuations for our real properties in accordance with our valuation procedures and using appraised values. The valuation of $2.52 billion compares to a GAAP basis of real properties (before accumulated amortization and depreciation) of $2.44 billion, representing an increase of approximately $78.0 million, or 3.2%. Certain key assumptions that were used by our Independent Valuation Firm in the discounted cash flow analysis are set forth in the following table based on weighted averages by property type:

	Retail	Office	Industrial	Weighted Average Basis
Exit capitalization rate	6.77%	7.12%	7.20%	7.04%
Discount rate / internal rate of return ("IRR")	7.24%	7.73%	7.90%	7.63%
Annual market rent growth rate	2.98%	3.27%	2.97%	3.15%
Average holding period	10.3	10.1	10.8	10.3

A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, an increase in the weighted-average annual discount rate/IRR and the exit capitalization rate of 0.25% would reduce the value of our real properties by approximately 1.99% and 2.09%, respectively.

The following table sets forth the quarterly changes to the components of NAV for the company and the reconciliation of NAV changes for each class of shares (amounts in thousands, except per share and footnoted information):

	Total	Class A Common Stock	Class I Common Stock	Class E Common Stock	Class W Common Stock	Class E OP Units

NAV as of March 31, 2013	$ 1,298,973	$ 84	$ 880	$ 1,203,419	$ 84	$ 94,506
Fund level changes to NAV
Realized/unrealized gains (losses) on net assets	6,849	*	74	6,293	*	482
Income accrual	22,067	1	37	20,436	1	1,592
Net dividend accrual	(16,796)	(1)	(28)	(15,555)	(1)	(1,211)
Advisory fee	(3,724)	*	(6)	(3,449)	*	(269)
Performance based fee	(4)	*	*	(4)	*	*
Class specific changes to NAV
Dealer Manager fee	(1)	*	(1)	-	*	-
Distribution fee	*	*	-	-	-	-
NAV as of June 30, 2013
before share sale/redemption activity	$ 1,307,364	$ 84	$ 956	$ 1,211,140	$ 84	$ 95,100
Share sale/redemption activity
Shares sold	16,036	-	10,646	5,390	-	-
Shares redeemed	(29,298)	-	-	(28,331)	-	(967)
NAV as of June 30, 2013	$ 1,294,102	$ 84	$ 11,602	$ 1,188,199	$ 84	$ 94,133
Shares outstanding as of March 31, 2013	191,261	12	129	177,191	12	13,917
Shares sold	2,365	-	1,568	797	-	-
Shares redeemed	(4,288)	-	-	(4,145)	-	(143)
Shares outstanding as of June 30, 2013	189,338	12	1,697	173,843	12	13,774
NAV per share as of March 31, 2013		$ 6.79	$ 6.79	$ 6.79	$ 6.79	$ 6.79
Change in NAV per share		0.04	0.04	0.04	0.04	0.04
NAV per share as of June 30, 2013		$ 6.83	$ 6.83	$ 6.83	$ 6.83	$ 6.83

*      Immaterial amounts less than $500 are included in this figure.

How We Measure Our Operating Performance

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

The following unaudited table presents a reconciliation of FFO to net income (loss) for the three and six months ended June 30, 2013 and 2012 (amounts in thousands, except per share information):

	For the Three Months Ended		For the Six Months Ended,
	June 30,		June 30,
	2013	2012	2013	2012
Reconciliation of net earnings to FFO:
Net income (loss) attributable to common stockholders	$ 17,128	$ (8,871)	$ 11,763	$ (17,359)
Add (deduct) NAREIT-defined adjustments:
Depreciation and amortization expense(1)	28,290	33,605	58,814	64,608
Gain on disposition of real property(1)	(22,017)	(1,857)	(23,230)	(1,529)
Noncontrolling interests’ share of net (income) loss	1,329	(701)	830	(1,550)
Noncontrolling interests’ share of FFO	(2,076)	(2,036)	(4,076)	(4,159)
FFO attributable to common shares-basic	22,654	20,140	44,101	40,011
FFO attributable to dilutive OP units	1,760	1,699	3,456	3,449
FFO attributable to common shares-diluted	$ 24,414	$ 21,839	$ 47,557	$ 43,460
FFO per share-basic and diluted	$ 0.13	$ 0.11	$ 0.25	$ 0.22
Weighted average number of shares outstanding
Basic	178,176	182,690	178,481	182,964
Diluted	192,019	198,098	192,470	198,742

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

The following unaudited table presents a reconciliation of Company-Defined FFO to FFO for the three and six months ended June 30, 2013 and 2012 (amounts in thousands, except per share information):

	For the Three Months Ended		For the Six Months Ended,
	June 30,		June 30,
	2013	2012	2013	2012
Reconciliation of FFO to Company-Defined FFO:
FFO attributable to common shares-basic	$ 22,654	$ 20,140	$ 44,101	$ 40,011
Add (deduct) our adjustments:
Acquisition-related expenses	-	24	-	323
Loss on extinguishment of debt and financing commitments, and loss on derivatives (1)	425	2,472	695	3,928
Noncontrolling interests’ share of NAREIT-defined FFO	2,076	2,036	4,076	4,159
Noncontrolling interests’ share of Company-Defined FFO	(2,106)	(2,230)	(4,127)	(4,495)
Company-Defined FFO attributable to common shares-basic	23,049	22,442	44,745	43,926
Company-Defined FFO attributable to dilutive OP units	1,791	1,893	3,506	3,786
Company-Defined FFO attributable to common shares-diluted	$ 24,840	$ 24,335	$ 48,251	$ 47,712
Company-Defined FFO per share-basic and diluted	$ 0.13	$ 0.12	$ 0.25	$ 0.24
Weighted average number of shares outstanding
Basic	178,176	182,690	178,481	182,964
Diluted	192,019	198,098	192,470	198,742

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

Our Operating Results

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

The following unaudited table illustrates the changes in rental revenue, rental expenses and net operating income for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods, and comprises our entire operating portfolio. Our same store portfolio includes 84 properties acquired prior to January 1, 2012 and owned through June 30, 2013, comprising approximately 15.5 million square feet. A discussion of these changes follows the table (dollar amounts in thousands):

	For the Three Months Ended June 30,
	2013	2012	$ Change	% Change
Revenue
Base rental revenue-same store (1)	$ 47,646	$ 49,012	$ (1,366)	-3%
Other rental revenue-same store	10,994	9,570	1,424	15%
Total rental revenue-same store	58,640	58,582	58	0%
Rental revenue-2012/2013 acquisitions	-	-	-	N/A
Total rental revenue	58,640	58,582	58	0%
Debt related income	2,615	1,759	856	49%
Total revenue	$ 61,255	$ 60,341	$ 914	2%

Rental Expenses
Same store	$ 12,062	$ 11,171	$ 891	8%
2012/2013 acquisitions	-	-	-	N/A
Total rental expenses	$ 12,062	$ 11,171	$ 891	8%

Net Operating Income (2)
Real property-same store	$ 46,578	$ 47,411	$ (833)	-2%
Real property-2012/2013 acquisitions	-	-	-	N/A
Debt related income	2,615	1,759	856	49%
Total net operating income	$ 49,193	$ 49,170	$ 23	0%

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

Rental Revenue

Total rental revenue increased slightly for the three months ended June 30, 2013, compared to the same period in 2012.

Same store base rental revenue decreased approximately $1.4 million for the three months ended June 30, 2013, compared to the same period in 2012. The decrease comprises (i) a $1.3 million decrease in our same store office portfolio, resulting primarily from rent concessions granted to tenants as part of leasing activity, (ii) a $214,000 decrease in our same store industrial portfolio, partially offset by a $114,000 increase in our same store retail portfolio. At the total same store portfolio level, the decrease is due to a $0.42 year-over-year decrease in our average base rent per leased square foot (from $13.27 to $12.85), partially offset by a 37 basis point year-over-year increase in our average percentage leased square feet (from 95.5% to 95.9%).

Same store other rental revenue increased for the three months ended June 30, 2013 compared to the same period in 2012. This increase was primarily attributable to an increase in our straight line rent adjustments across the same store portfolio resulting from large leases with initial periods of free rent incurred during the three months ended June 30, 2013. Additionally, the increase in average percentage leased period-over-period, particularly in our same store office portfolio, led to an increase in recovery revenue.

Debt Related Income

Debt related income increased for the three months ended June 30, 2013, compared to the same period in 2012. The increase is primarily attributable to the investments in debt related investments of approximately $125.6 million subsequent to March 31, 2012, partially offset by the repayment of approximately $87.1 million in debt related investments subsequent to March 31, 2012.

Rental Expenses

Total rental expenses increased for the three months ended June 30, 2013, compared to the same period in 2012, due to (i) an increase in repairs and maintenance expenses due to higher average occupancy, (ii) an increase in bad debt expense related to common area maintenance collections, and (iii) an increase in property taxes due to rising appraised values of our operating properties.

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

Other Income (Expenses)

Interest expense: Interest expense decreased for the three months ended June 30, 2013, compared to the same period in 2012, due to lower overall borrowings and a lower weighted average interest rate during the current year period. The $450 million senior unsecured term loan and revolving line of credit facility we entered into in December 2012 significantly changed the composition of our borrowings as we repaid senior secured mortgage notes and other secured borrowings using proceeds from this facility. Overall, interest expense decreased due to (i) the repayment of debt upon the disposition of real properties and the repayment of debt investments, and (ii) the decrease in our average borrowing costs due to our utilization of our revolving credit facility. The following table further describes our interest expense by debt obligation, and includes amortization of deferred financing costs, amortization related to our derivatives, and amortization of discounts and premiums (amounts in thousands):

	For the Three Months Ended June 30,
Debt Obligation	2013	2012
Mortgage notes (1)	$ 17,056	$ 22,011
Other secured borrowings	994	1,419
Unsecured borrowings	2,122	-
Financing obligations	301	300
Total interest expense	$ 20,473	$ 23,730

(1)    Includes interest expense attributable to discontinued operations of $2.2 million and $4.3 million for the three months ended June 30, 2013 and 2012, respectively.

Loss on extinguishment of debt and financing commitments: Loss on financing commitments was approximately $425,000 and $2.5 million for the three months ended June 30, 2013 and 2012, respectively. The loss during the three months ended June 30, 2013 resulted primarily from the accelerated recognition of deferred loan costs related to repayments of secured borrowings of approximately $62.3 million, which were repaid prior to contractual maturity. The loss during the three months ended June 30, 2012 resulted primarily from (i) the repurchase of our own debt at a premium, (ii) the reclassification of OCI from a loss on hedges, and (iii) the accelerated recognition of deferred financing costs.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

The following unaudited table illustrates the changes in rental revenue, rental expenses and net operating income for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods, and comprises our entire operating portfolio. Our same store portfolio includes 84 properties acquired prior to January 1, 2012 and owned through June 30, 2013, comprising approximately 15.5 million square feet. A discussion of these changes follows the table (dollar amounts in thousands):

	For the Six Months Ended June 30,
	2013	2012	$ Change	% Change
Revenue
Base rental revenue-same store (1)	$ 95,032	$ 98,090	$ (3,058)	-3%
Other rental revenue- same store	21,611	19,821	1,790	9%
Total rental revenue-same store	116,643	117,911	(1,268)	-1%
Rental revenue-2012/2013 acquisitions	-	-	-	N/A
Total rental revenue	116,643	117,911	(1,268)	-1%
Debt related income	5,350	3,642	1,708	47%
Total revenue	$ 121,993	$ 121,553	$ 440	0%

Rental Expenses
Same store	$ 24,981	$ 23,210	$ 1,771	8%
2012/2013 acquisitions	-	-	-	N/A
Total rental expenses	$ 24,981	$ 23,210	$ 1,771	8%

Net Operating Income (2)
Real property-same store	$ 91,662	$ 94,701	$ (3,039)	-3%
Real property-2012/2013 acquisitions	-	-	-	N/A
Debt related income	5,350	3,642	1,708	47%
Total net operating income	$ 97,012	$ 98,343	$ (1,331)	-1%

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

Rental Revenue

Total rental revenue decreased approximately $1.3 million for the six months ended June 30, 2013, compared to the same period in 2012.

Same store base rental revenue decreased approximately $3.1 million for the six months ended June 30, 2013, compared to the same period in 2012. The decrease comprises (i) a $2.9 million decrease in our same store office portfolio, resulting primarily from rent concessions granted to tenants as part of leasing activity, (ii) a $345,000 decrease in our same store industrial portfolio, partially offset by a $137,000 increase in our same store retail portfolio. At the total same store portfolio level, the decrease is due to a $0.41 year-over-year decrease in our average base rent per leased square foot (from $13.28 to $12.87), and a 5 basis point year-over-year decrease in our average leased square feet (from 95.6% to 95.5%)

Same store other rental revenue increased for the six months ended June 30, 2013 compared to the same period in 2012. This increase was primarily attributable to an increase in our straight line rent adjustments across the same store portfolio resulting from large leases with initial periods of free rent incurred during the six months ended June 30, 2013. Additionally, an increase in average percentage leased of our same store office portfolio led to an increase in recovery revenue period-over-period.

Debt Related Income

Debt related income increased for the six months ended June 30, 2013, compared to the same period in 2012. The increase is primarily attributable to the investments in debt related investments of approximately $125.6 million subsequent to December 31, 2011, partially offset by the repayment of approximately $90.8 million in debt related investments subsequent to December 31, 2011.

Rental Expenses

Total rental expenses increased for the six months ended June 30, 2013, compared to the same period in 2012.

Same store rental expenses increased for the six months ended June 30, 2013, compared to the same period in 2012. More severe winter weather in geographic markets in which we have higher concentrations of real properties (New England and New Jersey) resulted in significant increases in snow removal and utilities expenses. Additional factors leading to an increase in rental expenses period-over-period included (i) an increase in property taxes due to higher appraised values of our properties, and (ii) an increase in utilities charges related to higher average leased square feet in our office portfolio and severe weather in the first three months of 2013.

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

Other Income (Expenses)

Interest expense: Interest expense decreased for the six months ended June 30, 2013, compared to the same period in 2012 due to lower overall borrowings and a lower weighted average interest rate during the current year period. The $450 million senior unsecured term loan and revolving line of credit facility we entered into in December 2012 significantly changed the composition of our borrowings as we repaid senior secured mortgage notes and other secured borrowings using proceeds from this facility. The lower cost of borrowing associated with the credit facility and other repayments of borrowings related to disposition activity significantly decreased our interest on mortgage notes. Furthermore, we incurred additional interest expense under our repurchase facility which we used to partially finance our acquisition/origination of our debt investments in 2012. The following table further describes our interest expense by debt obligation, and includes amortization of deferred financing costs, amortization related to our derivatives, and amortization of discounts and premiums (amounts in thousands):

	For the Six Months Ended June 30,
Debt Obligation	2013		2012
Mortgage notes (1)	$ 35,736		$ 42,330
Other secured borrowings	2,218		2,589
Unsecured borrowings	4,074	59,747	-
Financing obligations	596		598
Total interest expense	$ 42,624		$ 45,517

(1)    Includes interest expense attributable to discontinued operations of $6.0 million and $6.8 million for the six months ended June 30, 2013 and 2012, respectively.

Loss on extinguishment of debt and financing commitments: Loss on financing commitments was approximately $695,000 and $3.9 million for the six months ended June 30, 2013 and 2012, respectively. The loss during the six months ended June 30, 2013 resulted primarily from the accelerated recognition of deferred loan costs related to repayments of other secured borrowings of approximately $85.5 million, which were repaid prior to contractual maturity. The loss during the six months ended June 30, 2012 resulted primarily from (i) the repurchase of our own debt at a premium, (ii) the reclassification of OCI from losses on hedges upon early repayment of the related debt, and (iii) the accelerated recognition of deferred financing costs related to early repayment of two mortgage notes.

Liquidity and Capital Resources

Liquidity Outlook

We believe our existing cash balance, our available credit under our line of credit, cash from operations, additional proceeds from our Public Offerings, proceeds from the sale of existing investments, and prospective debt or equity issuances will be sufficient to meet our liquidity and capital needs for the foreseeable future, including the next 12 months. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, distribution payments, debt service payments, including debt maturities of approximately $58.6 million, of which $49.8 million are subject to certain extension options, share redemption payments, acquisitions of real property and debt related investments.

In order to maintain a reasonable level of liquidity for redemptions of Class A, Class W and Class I shares pursuant to our Class A, W and I Share Redemption Program, we intend to generally maintain under normal circumstances the following aggregate allocation to liquid assets: (1) 10% of the aggregate NAV of our outstanding Class A, Class W and Class I shares up to $1 billion of collective Class A, Class W and Class I share NAV, and (2) 5% of the aggregate NAV of our outstanding Class A, Class W and Class I shares in excess of $1 billion of collective Class A, Class W and Class I share NAV. However, our board of directors has the right to modify, suspend or terminate our share redemption program if it deems such action to be in the best interest of our stockholders. As of June 30, 2013, the aggregate NAV of our outstanding Class A, Class W and Class I shares was approximately $11.8 million.

As of June 30, 2013, we had approximately $31.6 million of cash compared to $36.9 million as of December 31, 2012. The following discussion summarizes the sources and uses of our cash during the six months ended June 30, 2013.

Operating Activities

Net cash provided by operating activities was approximately $39.3 million for the six months ended June 30, 2013, compared to $42.5 million for the same period in 2012. The decrease was primarily comprised of (i) changes related to our operating assets and liabilities due to the timing of payments made and received, (ii) a decrease in the net operating income of our real properties and (iii) an increase in our general and administrative expenses, partially offset by (i) a decrease in cash paid for interest on borrowings, (ii), a decrease in asset management and advisory fees, and (iii) an increase in our debt related investment income.

Lease Expirations

Our primary source of funding for our property-level operating expenses and debt service payments is rent collected pursuant to our tenant leases. Our properties are generally leased to tenants for terms ranging from three to ten years. As of June 30, 2013, the weighted average remaining term of our leases was approximately 7.6 years, based on contractual remaining base rent, and 4.8 years, based on square footage. The following is a schedule of expiring leases for our consolidated operating properties by annualized base rent and square footage as of June 30, 2013 and assuming no exercise of lease renewal options (dollar amounts and square footage in thousands):

		Lease Expirations
Year		Number of Leases Expiring	Annualized Base Rent (1)%		Square Feet	%
2013 (2)	………………………………..	59	$ 5,793	2.9%	601	4.0%
2014	………………………………..	80	14,008	7.1%	1,858	12.5%
2015	………………………………..	89	16,633	8.4%	1,788	12.0%
2016	………………………………..	54	25,658	13.0%	1,778	12.0%
2017 (3)	………………………………..	44	51,217	26.0%	2,601	17.5%
2018	………………………………..	56	10,829	5.5%	1,850	12.4%
2019	………………………………..	39	17,341	8.8%	829	5.6%
2020	………………………………..	25	7,572	3.8%	407	2.7%
2021	………………………………..	11	11,166	5.7%	959	6.4%
2022	………………………………..	11	5,933	3.0%	431	2.9%
Thereafter	………………………………..	42	31,167	15.8%	1,779	12.0%
Total		510	$ 197,317	100.0%	14,881	100.0%

(1)    Annualized base rent represents the annualized monthly base rent of leases executed as of June 30, 2013.

(2)    Represents the number of leases expiring and annualized base rent for the remainder of 2013. Includes leases that are on a month-to-month basis at annualized amounts.

(3)    Includes approximately $22.5 million annualized base rent and 594,000 square feet attributable to a lease with Charles Schwab & Co., Inc. (“Charles Schwab”) at one of our office properties located in New Jersey which expires in September 2017. Charles Schwab has subleased all of this area to various other sub-tenants. Approximately $7.1 million and 201,000 square feet are subject to lease agreements which expire subsequent to December 31, 2017. The leases with subtenants will likely become our direct tenants upon expiration of our lease with Charles Schwab.

         Our operating portfolio was approximately 96.2% leased as of June 30, 2013, compared to approximately 90.1% as of June 30, 2012. This increase in our period-end percentage leased is primarily due to our disposition of (i) a 1.5 million square foot office property in Dallas, Texas that was approximately 69.3% leased as of June 30, 2012, (ii) a 503,000 square foot industrial property in the Central Pennsylvania market that was 0% leased as of June 30, 2012, and (iii) a 427,000 square foot office property in the Silicon Valley, California market that was approximately 51% leased as of June 30, 2012.

Investing Activities

Net cash provided by investing activities was approximately $41.8 million for the six months ended June 30, 2013, compared to approximately $26.8 million used in investing activities for the same period in 2012. The difference is primarily due to the payoff of three debt related investments and the disposition of ten operating properties during the six months ended June 30, 2013, and a decrease in our investment in debt related investments during the six months ended June 30, 2013 compared to the prior year, partially offset by an increase in capital expenditures during 2013 as compared to 2012. During the six months ended June 30, 2013 and 2012, we incurred approximately $11.8 million and $6.4 million in capital expenditures related to our real property portfolio, respectively. The increase in capital expenditures resulted primarily from the execution of large leases that required us to incur leasing costs, largely comprising commissions and fees paid to third-party leasing brokers and costs associated with the construction of tenant improvements.

Comerica Bank Tower

As described in our Annual Report on Form 10-K for the year ended December 31, 2012, on March 6, 2012, we became the 100% owner of the titleholder of a 1.5 million square foot office property in the Dallas, Texas market (“Comerica Bank Tower”), as the result of our foreclosure of a non-performing mezzanine loan for which such ownership interest had served as collateral. Comerica Bank Tower was subject to a mortgage note with a principal balance of $179.8 million as of the acquisition date bearing interest at 5.8%, which matures in January 2017. As of March 31, 2013, the unpaid principal balance of this mortgage note was $177.4 million. On September 10, 2012, we were notified that a receiver (the “Receiver”) had been appointed for the Comerica Bank Tower. On May 31, 2013, Comerica Bank Tower was sold by the Receiver pursuant to court order to a purchaser unaffiliated with us. Because of the outstanding principal balance of the mortgage note, we did not receive any proceeds from the sale of Comerica Bank Tower. The sale of Comerica Bank Tower did not have any impact on our NAV.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2013 was approximately $86.4 million and primarily comprised (i) the repayment of mortgage note and other secured borrowings, including the repayment of repurchase facility borrowings of approximately $22.9 million and a mortgage note borrowing of $14.5 million prior to their contractual maturities, (ii) redemptions of common shares and noncontrolling interests, and (iii) distributions to common stockholders and noncontrolling interests, partially offset by borrowings on our line of credit and proceeds from the sale of common stock. Net cash used in financing activities during the same period in 2012 was approximately $113.4 million, primarily comprising (i) the repayment of mortgage notes, (ii) the redemption of common shares and noncontrolling interests, (iii) distributions to common stockholders and noncontrolling interest holders, and (iv) scheduled repayments of our mortgage notes.

We have offered and will continue to offer Class E shares of common stock through the Class E DRIP Offering. The amount raised under the Class E DRIP Offering decreased by approximately $7.0 million to approximately $10.9 million for the six months ended June 30, 2013, from approximately $17.9 million for the same period in 2012. On July 12, 2012, we commenced the Offering. During the six months ended June 30, 2013, we raised approximately $11.4 million in proceeds from the sale of Class I shares, including approximately $1.0 million in proceeds from the sale of Class I shares to certain of our directors and officers, and including less than $1,000 under the distribution reinvestment plan.

Debt Maturities

Three of our mortgage notes with an aggregate outstanding balance as of June 30, 2013 of approximately $87.8 million, and our repurchase facility with an outstanding balance as of June 30, 2013 of $49.8 million, have initial maturities before January 1, 2015. One of the mortgage notes with an outstanding balance of $39.3 million, and the repurchase facility, each have extension options beyond December 31, 2014. These extension options are subject to certain lender covenants and restrictions that we must meet to extend the respective maturity dates. We currently believe that we will qualify for and expect to exercise our extension options. However, we cannot guarantee that we will meet the requirements to extend the notes or repurchase agreement upon initial maturity. In the event that we do not qualify to extend the notes or repurchase facility, we expect to repay them with proceeds from new borrowings.

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

The following table sets forth relationships between the amounts of distributions declared for such period and the amount reported as cash flow from operations in accordance with GAAP for the three and six months ended June 30, 2013 and 2012 (dollar amounts in thousands):

	For the Three Months Ended				For the Six Months Ended
Distributions:	June 30, 2013	% of Total Distributions	June 30, 2012	% of Total Distributions	June 30, 2013	% of Total Distributions	June 30, 2012	% of Total Distributions
Common stock distributions paid in cash	$ 10,295	60.2%	$ 14,283	55.9%	$ 20,545	60.0%	$ 28,351	55.7%
Other cash distributions (1)	1,522	8.9%	2,727	10.7%	2,999	8.8%	5,131	10.1%
Total cash distributions	$ 11,817	69.1%	$ 17,010	66.5%	$ 23,544	68.8%	$ 33,482	65.8%
Common stock distributions reinvested in common shares	5,289	30.9%	8,552	33.5%	10,679	31.2%	17,393	34.2%
Total distributions	$ 17,106	100.0%	$ 25,562	100.0%	$ 34,223	100.0%	$ 50,875	100.0%
Sources of Distributions:
Cash flow from operations	$ 17,106	100.0%	$ 23,172	90.7%	$ 34,223	100.0%	$ 42,475	83.5%
Borrowings (2)	$ -	0.0%	$ 2,390	9.3%	$ -	0.0%	$ 8,400	16.5%

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

Redemptions

The following table sets forth relationships between the amount of redemption requests received by us pursuant to our Class E Share Redemption Program, the resulting pro-rata redemption caps, and actual amounts of Class E shares redeemed under the redemption program for each of the last four quarterly periods (share amounts in thousands):

Period	Total Number of Shares Requested for Redemption	Total Number of Shares Redeemed	Percentage of Shares Requested for Redemption Redeemed	Percentage of Shares Requested for Redemption Redeemed Pro Rata (1)	Average Price Paid per Share
Q2 2013	15,911	4,145	26.1%	22.6%	$ 6.83
Q1 2013	14,978	1,721	11.5%	8.7%	6.79
Q4 2012	14,770	1,693	11.5%	7.8%	6.70
Q3 2012	16,745	4,223	25.2%	20.4%	6.64
Total	62,404	11,782	18.9%	15.2%	$ 6.74

(1)   Represents redemptions of shares from investors that did not qualify for death or disability.

We have not yet redeemed any Class A, Class W or Class I shares pursuant to the Class A, W and I Share Redemption Program. See “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q for more information regarding redemptions of shares during the three months ended June 30, 2013.

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

As of June 30, 2013, the outstanding principal balance of variable rate debt investments indexed to LIBOR rates was $25.0 million. If the LIBOR rates relevant to our variable rate debt investments were to decrease 10%, we estimate that our quarterly interest income would decrease by approximately $1,000 based on the LIBOR rates and our outstanding floating-rate debt investments as of June 30, 2013.

As of June 30, 2013, the fair value of our fixed rate debt was $1,005.7 million and the carrying value of our fixed rate debt was $946.4 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of June 30, 2013. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of June 30, 2013, we had approximately $383.6 million of variable rate borrowings outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our remaining variable rate borrowings were to increase 10%, we estimate that our quarterly interest expense would increase by approximately $19,000 based on our outstanding floating-rate debt as of June 30, 2013.

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

None.

ITEM  1A.      RISK FACTORS

Please also see the risk factors discussed in Item 1A of Part I of our Annual Report on Form 10-K filed with the Commission on March 19, 2013 and Item 1A of Part II of our Quarterly Report on Form 10-Q filed with the Commission on May 13, 2013.

An investment in Class A, Class W or Class I shares will likely be impacted by class-specific expenses of future offerings.

                Dealer manager fees and distribution fees are allocated on a class-specific basis, which means that the expenses are borne by all holders of the applicable class.  For example, an investor who acquired Class A shares in a private offering will be allocated a proportional share of the dealer manager fees and distribution fees we pay with respect to Class A shares sold in our ongoing public offering of Class A, Class W and Class I shares.  Such Class A expenses are allocated among all Class A shares ratably, regardless of how each Class A stockholder acquired his or her shares.  As a result, purchasers of Class A, Class W or Class I shares in our ongoing public offering will likely be impacted by class-specific expenses that we pay with respect to future offerings of Class A, Class W and Class I shares.  Specifically, we intend to operate as a perpetual-life REIT with respect to Class A, Class W and Class I stockholders, which means that we intend to offer Class A, Class W and Class I shares continuously.  In order to do so, we will be required to file a new registration statement to register additional Class A, Class W and Class I shares of common stock with the Commission prior to the end of each three-year period following the commencement of our ongoing public offering of Class A, Class W and Class I shares described in Rule 415 under the Securities Act.  Dealer manager fees and distribution fees that are payable to our Dealer Manager on an ongoing basis with respect to shares sold in our ongoing public offering of Class A, Class W and Class I shares (i.e., pursuant to our current registration statement) will cease when total underwriting compensation in the offering equals 10% of the gross proceeds from the primary portion of the offering.  However, we expect that dealer manager fees and distribution fees will be payable with respect to Class A, Class W and Class I shares sold in subsequent offerings, and that investors in our ongoing public offering of Class A, Class W and Class I shares will be allocated a proportional share of such class-specific expenses.

ITEM  2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Redemption Program and other redemptions

As of June 30, 2013, no material changes had occurred to our Class E Share Redemption Program (the “Class E SRP”) or our separate Class A, W and I Share Redemption Program (the “Class AWI SRP”) as discussed in Item 5 of our Annual Report on Form 10-K filed with the Commission on March 19, 2013.

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

In aggregate, for the three months ended June 30, 2013, we redeemed approximately 4.1 million shares of common stock pursuant to the Class E SRP for approximately $28.3 million, as described further in the table below. We did not redeem any Class A, Class W or Class I shares pursuant to the Class AWI SRP during the three months ended June 30, 2013.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
April 1 - April 30, 2013	440	$ 6.79	440	-
May 1 - May 31, 2013	-	-	-	-
June 1 - June 30, 2013	4,144,578	6.83	4,144,578	-
Total	4,145,018	$ 6.83	4,145,018	-

(1)    Redemptions are limited under the Class E SRP and the Class AWI SRP as described above.

ITEM  3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

ITEM  5.        OTHER INFORMATION

 None.

ITEM 6.         EXHIBITS

3.1	Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed March 21, 2012

3.2	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.3	Articles Supplementary (Class A shares), incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.4	Articles Supplementary (Class W shares), incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.5	Articles Supplementary (Class I shares), incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.6	Third Amended and Restated Bylaws, incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K, filed July 12, 2012

4.1	Fourth Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed July 12, 2012

4.2	Class E Share Redemption Program, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed July 12, 2012

4.3	Class A, W and I Share Redemption Program, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed July 12, 2012

4.4

Statement regarding transfer restrictions, preferences, limitations and rights of holders of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-11
(No. 333-175989), filed April 15, 2013

10.1	Amendment No. 1 to Amended and Restated Dealer Manager Agreement, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on June 5, 2013

10.2	Selected Dealer Agreement with Raymond James & Associates, Inc., incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K, filed on June 5, 2013

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Consent of Altus Group U.S., Inc.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*            Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

Date: August 12, 2013	/s/ JEFFREY L. JOHNSON
Jeffrey L. Johnson Chief Executive Officer

Date: August 12, 2013	/s/ M. KIRK SCOTT
M. Kirk Scott Chief Financial Officer and Treasurer