Form 10-Q
period 2013-09-30
Dividend Capital Diversified Property Fund Inc.
filed 2013-11-12
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

As of November 5, 2013, 173,246,910 unclassified shares of common stock (referred to “Class E”), 43,579 shares of Class A common stock, 54,741 shares of Class W common stock, and 4,230,898 shares of Class I common stock of Dividend Capital Diversified Property Fund Inc., each with a par value $0.01 per share, were outstanding.

Dividend Capital Diversified Property Fund Inc.

Form 10-Q

September 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and footnoted information)

	As of
	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investments in real property	$2,463,767	$2,819,550
Accumulated depreciation and amortization	(481,521)	(482,782)

Total net investments in real property*	1,982,246	2,336,768
Debt related investments, net	127,055	187,321

Total net investments	2,109,301	2,524,089
Cash and cash equivalents	40,003	36,872
Restricted cash	27,410	32,968
Other assets, net	62,603	65,325

Total Assets	$2,239,317	$2,659,254

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes and other secured borrowings**	$969,265	$1,319,452
Unsecured borrowings	270,000	300,000
Financing obligations	18,072	18,176
Intangible lease liabilities, net	77,833	88,331
Other liabilities	76,394	91,768

Total Liabilities	1,411,564	1,817,727
Equity:
Stockholders’ equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 176,737,212*** and 178,127,559*** shares issued and outstanding, as of September 30, 2013 and December 31, 2012, respectively	1,767	1,781
Additional paid-in capital	1,588,760	1,610,996
Distributions in excess of earnings	(843,855)	(850,885)
Accumulated other comprehensive loss	(12,893)	(16,196)

Total stockholders’ equity	733,779	745,696
Noncontrolling interests	93,974	95,831

Total Equity	827,753	841,527

Total Liabilities and Equity	$2,239,317	$2,659,254

*	Includes approximately $226.1 million and $520.3 million, after accumulated depreciation and amortization, in consolidated real property variable interest entity investments as of September 30, 2013 and December 31, 2012, respectively.
**	Includes approximately $141.6 million and $419.5 million in consolidated mortgage notes in variable interest entity investments as of September 30, 2013 and December 31, 2012, respectively.
***	Includes 172,502,910 shares of Class E common stock, 12,375 shares of Class A common stock, 12,375 shares of Class W common stock, and 4,209,552 shares of Class I common stock issued and outstanding as of September 30, 2013, and 178,090,434 shares of Class E common stock, 12,375 shares of Class A common stock, 12,375 shares of Class W common stock, and 12,375 shares of Class I common stock issued and outstanding as of December 31, 2012.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share and footnoted information)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUE:
Rental revenue	$56,505	$55,809	$166,934	$167,498
Debt related income	2,309	3,019	7,659	6,661

Total Revenue	58,814	58,828	174,593	174,159
EXPENSES:
Rental expense	11,995	11,776	35,156	33,355
Real estate depreciation and amortization expense	23,417	24,598	70,054	74,901
General and administrative expenses	2,606	1,926	7,415	5,487
Advisory fees, related party	3,813	3,927	11,221	13,929
Acquisition-related expenses	—	—	—	323

Total Operating Expenses	41,831	42,227	123,846	127,995
Other Income (Expenses):
Interest and other income	3	276	63	352
Interest expense	(17,171)	(18,963)	(52,716)	(56,068)
Loss on extinguishment of debt and financing commitments	(4)	—	(699)	(3,885)

Loss from continuing operations	(189)	(2,086)	(2,605)	(13,437)
Discontinued operations, net of taxes*	45,520	14,030	60,531	6,472

Net Income (Loss)	45,331	11,944	57,926	(6,965)

Net income attributable to noncontrolling interests	(3,257)	(2,680)	(4,087)	(1,130)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$42,074	$9,264	$53,839	$(8,095)

Net income (loss) per basic and diluted common share:
Continuing operations	$0.00	$(0.01)	$(0.01)	$(0.07)
Discontinued operations	$0.24	$0.06	$0.32	$0.02

NET INCOME (LOSS) PER BASIC AND DILUTED COMMON SHARE	$0.24	$0.05	$0.31	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	178,201	182,427	178,415	182,780

Diluted	191,783	197,574	192,263	198,386

Distributions declared per common share	$0.0875	$0.1250	$0.2625	$0.3750

*	Includes approximately $1.3 million and $0 paid to our Advisor for asset management fees associated with the disposition of real properties during the three months ended September 30, 2013 and 2012, respectively, and approximately $2.5 million and $101,000 paid to our Advisor for asset management fees associated with the disposition of real properties during the nine months ended September 30, 2013 and 2012, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND LOSS

(Unaudited)

(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income (Loss)	$45,331	$11,944	$57,926	$(6,965)
Other Comprehensive Income (Loss):
Net unrealized change from available-for-sale securities	—	(91)	—	(1,252)
Unrealized change from cash flow hedging derivatives	(123)	329	2,777	3,294

Comprehensive income (loss)	45,208	12,182	60,703	(4,923)
Comprehensive income attributable to noncontrolling interests	(3,205)	(2,698)	(3,561)	(1,290)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$42,003	$9,484	$57,142	$(6,213)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(In thousands)

	Stockholders’ Equity
					Accumulated
			Additional	Distributions in	Other
	Common Stock		Paid-in	Excess of	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balances, December 31, 2012	178,128	$1,781	$1,610,996	$(850,885)	$(16,196)	$95,831	$841,527

Comprehensive income (loss):
Net income	—	—	—	53,839	—	4,087	57,926
Unrealized change from cash flow hedging derivatives	—	—	—	—	2,576	201	2,777
Common stock:
Issuance of common stock, net of offering costs	6,586	66	40,384	—	—	—	40,450
Redemptions of common stock	(7,977)	(80)	(54,513)	—	—	—	(54,593)
Distributions declared on common stock	—	—	—	(46,809)	—	—	(46,809)
Noncontrolling interests:
Contributions of noncontrolling interests	—	—	—	—	—	173	173
Distributions declared to noncontrolling interests	—	—	—	—	—	(4,197)	(4,197)
Redemptions of noncontrolling interests	—	—	(5,366)	—	727	(482)	(5,121)
Buyout of noncontrolling interest	—	—	(2,741)	—	—	(1,639)	(4,380)

Balances, September 30, 2013	176,737	$1,767	$1,588,760	$(843,855)	$(12,893)	$93,974	$827,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net income (loss)	$57,926	$(6,965)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate depreciation and amortization expense	83,098	97,270
Gain on disposition of real property	(68,726)	(21,144)
Loss on extinguishment of debt and financing commitments	699	3,909
Other adjustments to reconcile loss to net cash provided by operating activities	5,825	3,905
Changes in operating assets and liabilities	(16,163)	(9,644)

Net cash provided by operating activities	62,659	67,331
INVESTING ACTIVITIES:
Capital expenditures in real property	(16,880)	(13,902)
Proceeds from disposition of real property	117,992	7,081
Investment in debt related investments	(9,272)	(38,946)
Principal collections on debt related investments	27,270	3,184
Other investing activities	(5,114)	8,145

Net cash provided by (used in) investing activities	113,996	(34,438)
FINANCING ACTIVITIES:
Mortgage note principal repayments	(25,417)	(72,306)
Net (repayments of) proceeds from revolving line of credit borrowings	(30,000)	55,000
Repayment of other secured borrowings	(43,935)	—
Redemption of common shares	(51,481)	(25,874)
Distributions on common stock	(30,756)	(49,499)
Proceeds from sale of common stock	27,384	—
Offering costs for issuance of common stock	(2,799)	—
Other financing activities	(16,520)	(9,945)

Net cash used in financing activities	(173,524)	(102,624)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,131	(69,731)
CASH AND CASH EQUIVALENTS, beginning of period	36,872	128,447
CASH AND CASH EQUIVALENTS, end of period	$40,003	$58,716

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$55,566	$62,267
Amount issued pursuant to the distribution reinvestment plan	$16,184	$26,439
Non-cash principal collection on debt related investments	$42,271	$2,809
Non-cash reduction of mortgage note and other secured borrowings	$239,573	$63,253
Non-cash disposition of real property*	$193,066	$46,282
Assumed mortgage	$—	$124,800
Non-cash investment in real property	$—	$125,854
Non-cash origination of debt related investment	$—	$82,343
Non-cash origination of repurchase facility	$—	$96,534

*	Represents the amount of proceeds from the disposition of real property that we did not receive in cash, primarily due to the repayment or assumption of related mortgage note borrowings by the purchaser at closing.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

We are the sole general partner of our Operating Partnership. In addition, we have contributed 100% of the proceeds received from our offerings of common stock to our Operating Partnership in exchange for partnership units (“OP Units”) representing our interest as a limited partner of the Operating Partnership. As of September 30, 2013 and December 31, 2012, we owned approximately 92.9% and 92.6%, respectively, of the limited partnership interests in our Operating Partnership, and the remaining limited partnership interests in our Operating Partnership were owned by third-party investors. Our Operating Partnership has classes of OP Units that correspond to our four classes of common stock: Class E OP Units, Class A OP Units, Class W OP Units, and Class I OP Units. The OP Units held by third parties are all Class E OP Units. As of September 30, 2013 and December 31, 2012, our Operating Partnership had issued and outstanding approximately 13.4 million and 14.2 million Class E OP Units held by third party investors, respectively, which represent limited partnership interests issued in connection with its private placement offerings.

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

As of September, 30 2013, we had raised gross proceeds of approximately $28.6 million from the sale of approximately 4.2 million shares in the Offering, including approximately $10,000 through our distribution reinvestment plan. As of September 30, 2013, approximately $2,971.4 million in shares remained available for sale pursuant to the Offering, including approximately $750.0 million in shares available for sale through our distribution reinvestment plan.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim condensed consolidated financial statements (herein referred to as “financial statements,” “balance sheets,” “statements of operations,” “statement of equity,” or “statements of comprehensive income and loss”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the Commission instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, these statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of operating results for a full year. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Commission on March 19, 2013. There have been no significant changes to Company’s significant accounting policies during the nine months ended September 30, 2013 other than the updates described below.

Reclassifications

Certain amounts included in the accompanying financial statements for 2012 have been reclassified to conform to the 2013 financial statements presentation. Income statement amounts and certain income statement disclosure amounts for properties disposed of have been reclassified to discontinued operations for all periods presented. Net distributions, discounts at redemption, cumulative losses, selling costs, and other comprehensive income (loss) of approximately $5.4 million related to redeemed OP Units have been reclassified from noncontrolling interests to additional paid-in capital. During the three months ended September 30, 2013, we reclassified amounts relating to four properties that we had previously classified within our office segment into our industrial segment for all periods presented. See Note 10 for additional information regarding this reclassification.

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

3. INVESTMENTS IN REAL PROPERTY

Our consolidated investments in real property consist of investments in office, industrial and retail properties. The following tables summarize our consolidated investments in real property as of September 30, 2013 and December 31, 2012 (amounts in thousands):

Real Property	Land	Building and Improvements	Intangible Lease Assets	Total Investment Amount	Intangible Lease Liabilities	Net Investment Amount
As of September 30, 2013:
Office	$201,384	$703,621	$355,732	$1,260,737	$(14,378)	$1,246,359
Industrial	52,544	360,592	66,877	480,013	(46,626)	433,387
Retail	227,218	418,047	77,752	723,017	(51,059)	671,958

Total gross book value	481,146	1,482,260	500,361	2,463,767	(112,063)	2,351,704
Accumulated depreciation/amortization	—	(191,428)	(290,093)	(481,521)	34,230	(447,291)

Total net book value	$481,146	$1,290,832	$210,268	$1,982,246	$(77,833)	$1,904,413

As of December 31, 2012:
Office	$218,738	$833,226	$457,754	$1,509,718	$(25,121)	$1,484,597
Industrial	71,725	436,340	79,610	587,675	(48,432)	539,243
Retail	227,218	416,971	77,968	722,157	(51,059)	671,098

Total gross book value	517,681	1,686,537	615,332	2,819,550	(124,612)	2,694,938
Accumulated depreciation/amortization	—	(189,740)	(293,042)	(482,782)	36,281	(446,501)

Total net book value	$517,681	$1,496,797	$322,290	$2,336,768	$(88,331)	$2,248,437

Discontinued Operations

During the nine months ended September 30, 2013, we disposed of the following properties (dollar amounts and square footage in thousands):

Type of Property	Market	DPF Ownership	Square Feet	Disposition Date	Gain (Loss)
Office	Dallas, TX	100.0%	62	January 13, 2013	$1,217
Industrial Portfolio (1)	Various	96.4%	1,918	May 10, 2013	(311)
Office (2)	Dallas, TX	100.0%	1,509	May 31, 2013	15,462
Office	New England	100.0%	132	June 6, 2013	6,734
Office	Denver, CO	100.0%	257	July 31, 2013	35,371
Office	Denver, CO	100.0%	133	September 13, 2013	10,233

Total			4,011		$68,706

(1)	Industrial portfolio included seven properties located in the following markets: Philadelphia, PA, Sacramento, CA, Central Pennsylvania, Charlotte, NC, Atlanta, GA, and Chicago, IL.
(2)	Property was acquired during 2012 as a result of our foreclosure of a non-performing mezzanine loan, and was sold by a receiver pursuant to a court order to a purchaser unrelated to us during 2013. Because of the outstanding principal balance of the mortgage note, we did not receive any proceeds from the sale of the property.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$1,675	$12,202	$21,921	$33,742
Real estate depreciation and amortization expense	(868)	(8,064)	(13,044)	(22,369)
Interest expense	(432)	(4,908)	(7,511)	(13,320)
Other expenses	(351)	(4,815)	(9,561)	(12,725)

Income (loss) from discontinued operations, net of taxes	24	(5,585)	(8,195)	(14,672)

Gain on disposition, net of taxes	45,496	19,615	68,726	21,144

Discontinued operations, net of taxes	$45,520	$14,030	$60,531	$6,472

Rental Revenue

The following table summarizes the adjustments to rental revenue related to the amortization of above-market lease assets, below-market lease liabilities, and for straight-line rental adjustments for the three and nine months ended September 30, 2013 and 2012. In addition, the following table includes tenant recovery income received from tenants for real estate taxes, insurance and other property operating expenses and recognized as rental revenue (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Straight-line rent adjustments	$1,640	$2,270	$7,367	$6,114
Above-market lease assets	(1,762)	(2,009)	(5,547)	(6,060)
Below-market lease liabilities	1,726	2,422	5,770	7,435

Total increase to rental revenue	$1,604	$2,683	$7,590	$7,489

Tenant recovery income	$7,902	$8,627	$25,244	$25,613

4. DEBT RELATED INVESTMENTS

As of September 30, 2013 and December 31, 2012, we had invested in 15 and 19 debt related investments, respectively. The weighted average maturity of our debt investments as of September 30, 2013 was 2.7 years, based on our recorded net investment. The following table describes our debt related income for the three and nine months ended September 30, 2013 and 2012 (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Weighted Average Yield as of September 30,
Investment Type	2013	2012	2013	2012	2013 (1)
Mortgage notes(2)	$1,834	$2,916	$6,561	$6,334	6.1%
B-notes	—	103	51	327	0.0%
Mezzanine debt	475	—	1,047	—	16.6%

Total	$2,309	$3,019	$7,659	$6,661	7.1%

(1)	Weighted average yield is calculated on an unlevered basis using the amount invested, current interest rates and accretion of premiums or discounts realized upon the initial investment for each investment type as of September 30, 2013. Yields for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of September 30, 2013 for purposes of this table. As of September 30, 2013, we had one debt related investment with a net investment amount of $25.0 million that bears interest at a floating rate indexed to LIBOR. All of our remaining debt related investments bear interest at fixed rates. We have assumed a yield of zero on the one debt related investment for which we have recognized a full allowance for loss as of September 30, 2013.

(2)	We had three and one debt related investments repaid in full during the nine months ended September 30, 2013 and 2012, respectively. During the three and nine months ended September 30, 2013 and 2012, amounts recorded include an early repayment fee received and accelerated amortization of origination fees offset by accelerated amortization of deferred due diligence costs related to these repayments.

Impairment

We review each of our debt related investments individually on a quarterly basis, and more frequently when such an evaluation is warranted, to determine if impairment exists. Accordingly, we do not group our debt related investments into classes by credit quality indicator. A debt related investment is impaired when, based on current information and events (including economic, industry and geographical factors), it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the agreement. When an investment is deemed impaired, the impairment is measured based on the expected future cash flows discounted at the investment’s effective interest rate. As a practical expedient, we may measure impairment based on the fair value of the collateral of an impaired collateral-dependent debt investment. Regardless of the measurement method, we measure impairment based on the fair value of the collateral when it is determined that foreclosure is probable. We did not record any provision for loan loss during the three and nine months ended September 30, 2013 or 2012. During the nine months ended September 30, 2013 we wrote off the provision for loan loss on debt related investments of approximately $15.0 million related to one B-note debt investment loan restructuring. During the nine months ended September 30, 2012, we wrote off the provision for loss on debt related investments of approximately $20.0 million related to a mezzanine debt investment that we foreclosed upon. The table below presents a reconciliation of the beginning and ending balances, between December 31, 2012 and September 30, 2013, of our allowance for loan loss (amounts in thousands):

Allowance for Loan Loss
Beginning balance as of December 31, 2012:	$18,000
Provision for loss on debt related investments	—
Direct write offs	(15,000)

Ending balance as of September 30, 2013:	$3,000

We had one and two B-note debt investments on non-accrual status as of September 30, 2013 and December 31, 2012, respectively. One of our B-note debt investments that was on non-accrual status as of December 31, 2012 was written off upon our borrower’s completion of a loan restructuring during the nine months ended September 30, 2013. We have recorded a complete allowance for loan loss related to our remaining debt related investment on non-accrual status. When a debt investment is on non-accrual status, we record income on the investment using the cash basis of accounting. The amount of income recorded on a cash basis of accounting was not significant during the three and nine months ended September 30, 2013 or 2012. All of our debt related investments that were past due 90 days or more were on non-accrual status as of September 30, 2013 and December 31, 2012.

As of September 30, 2013 and December 31, 2012, we had one and three impaired debt related investments with an unpaid principal balance of approximately $3.0 million and $30.1 million, respectively. The following table describes our recorded investment in debt related investments before allowance for loan loss, and the related allowance for loan loss (amounts in thousands):

	Debt Investments Individually Evaluated for Impairment as of
	September 30, 2013	December 31, 2012
Debt investments	$130,055	$205,321
Less: Allowance for loan losses	(3,000)	(18,000)

Total	$127,055	$187,321

All impaired debt investments are subordinate debt investments. The following table describes our gross recorded investment in impaired debt related investments, the related allowance for loan loss, and the total amount of impaired loans for which we have not recorded an allowance for loan loss (amounts in thousands):

As of:	Recorded Investment	Related Allowance	Amount of Impaired Loans With No Allowance Recorded
September 30, 2013	$3,000	$(3,000)	$—
December 31, 2012	$30,135	$(18,000)	$12,135

The following table describes our average recorded net investment in the impaired debt related investments and the related interest income recorded (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Average Recorded Investment	$—	$12,235	$6,067	$12,949
Interest Income Recognized	$—	$109	$51	$346

5. DEBT OBLIGATIONS

The following table describes our borrowings as of September 30, 2013 and December 31, 2012 (dollar amounts in thousands):

	Weighted Average Stated Interest Rate as of		Outstanding Balance as of (1)		Gross Investment Amount Securing Borrowings as of (2)
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Fixed-rate mortgages	5.8%	5.8%	$911,092	$1,160,042	$1,778,543	$2,061,757
Floating-rate mortgages (3)	3.9%	3.5%	8,670	23,701	15,216	42,609

Total mortgage notes	5.8%	5.7%	919,762	1,183,743	1,793,759	2,104,366
Repurchase facilities (4)	2.8%	3.0%	49,503	135,709	70,929	198,389

Total other secured borrowings	2.8%	3.0%	49,503	135,709	70,929	198,389

Total secured borrowings	5.6%	5.4%	969,265	1,319,452	1,864,688	2,302,755

Line of credit	N/A	2.2%	—	30,000	N/A	N/A
Term loan (5)	2.3%	2.2%	270,000	270,000	N/A	N/A

Total unsecured borrowings	2.3%	2.2%	270,000	300,000	N/A	N/A

Total borrowings	4.9%	4.8%	$1,239,265	$1,619,452	$1,864,688	$2,302,755

(1)	Amounts presented are net of (i) fair value adjustment to mortgages carried at fair value of $0 and $55.0 million as of September 30, 2013 and December 31, 2012, respectively, (ii) unamortized discounts to the face value of our outstanding fixed-rate mortgages of $1.5 million and $2.7 million as of September 30, 2013 and December 31, 2012, respectively, and (iii) GAAP principal amortization related to troubled debt restructurings of $1.3 million and $718,000 as of September 30, 2013 and December 31, 2012, respectively.
(2)	“Gross Investment Amount” as used here and throughout this document represents the allocated gross basis of real property and debt related investments, after certain adjustments. Gross Investment Amount for real property (i) includes the effect of intangible lease liabilities, (ii) excludes accumulated depreciation and amortization, and (iii) includes the impact of impairments. Amounts reported for debt related investments represent our net accounting basis of the debt investments, which includes (i) unpaid principal balances, (ii) unamortized discounts, premiums, and deferred charges, and (iii) allowances for loan loss.
(3)	As of September 30, 2013, our floating-rate mortgage note was subject to an interest rate spread of 3.75% over one-month LIBOR. As of December 31, 2012, floating-rate mortgage notes were subject to interest rates at spreads ranging from 2.9% to 3.75% over one-month LIBOR.
(4)

As of September 30, 2013, borrowings under our repurchase facility were subject to interest at a floating rate of 2.25% over one-month LIBOR. However, we had effectively fixed the interest rate of the borrowings using an interest rate swap, resulting in a fixed interest rate of 2.84% for the term of the borrowings. As of December 31, 2012, borrowings under our repurchase facilities were subject to interest at floating rates at spreads ranging from 2.25% to 3% over one-month LIBOR. As of December 31, 2012, we had effectively fixed the interest rate of approximately $79.1 million of the total of $135.7 million in borrowings using interest rate swaps at 3.14%, resulting in a weighted average interest rate on the total repurchase facility of 3.04%.
(5)	As of September 30, 2013, borrowings under our term loan were subject to interest at a floating rate of 1.95% over one-month LIBOR. However, we had effectively fixed the interest rate for $100.0 million of the total of $270.0 million in borrowings using interest rate swaps at 2.46%, resulting in a weighted average interest rate on the total term loan of 2.25%. As of December 31, 2012, borrowings of $270.0 million under our term loan were subject to interest at a floating rate of 1.95% over one-month LIBOR, resulting in a weighted average interest rate on the total term loan of 2.16%.

As of September 30, 2013, 12 mortgage notes were interest-only and 19 mortgage notes were fully amortizing with outstanding principal balances of approximately $341.4 million and $581.1 million, respectively. None of our mortgage notes are recourse to us.

As of September 30, 2013, we had outstanding borrowings of $270.0 million and $0, respectively, under our term loan and revolving credit facility components of our senior unsecured term loan and revolving line of credit (collectively, the “Facility”). As of September 30, 2013, the unused portion of the revolving credit facility component of the Facility was approximately $350.0 million, of which approximately $148.7 million was available. As of December 31, 2012, we had outstanding borrowings of $270.0 million and $30.0 million under the term loan and revolving credit facility components of the Facility, respectively, and $150.0 million was available for us to borrow under the revolving credit facility component of the Facility.

The following table reflects our contractual debt maturities as of September 30, 2013, specifically our obligations under secured borrowings and unsecured borrowings (dollar amounts in thousands):

	As of September 30, 2013
	Mortgage Notes and Other Secured Borrowings		Unsecured Borrowings		Total
Year Ending December 31,	Number of Borrowings Maturing	Outstanding Balance (1)	Number of Borrowings Maturing	Outstanding Balance (2)	Outstanding Balance (3)(4)
2013	0	$3,849	0	$—	$3,849
2014	4	148,253	0	—	148,253
2015	5	126,319	0	—	126,319
2016	12	291,393	0	—	291,393
2017	7	223,218	0	—	223,218
2018	0	4,999	1	270,000	274,999
2019	0	5,292	0	—	5,292
2020	1	157,944	0	—	157,944
2021	0	1,707	0	—	1,707
2022	1	1,663	0	—	1,663
Thereafter	2	7,408	0	—	7,408

Total	32	$972,045	1	$270,000	$1,242,045

(1)	Secured borrowings presented include (i) mortgage note borrowings of approximately $922.5 million with maturities ranging from 2014 to 2029, and (ii) borrowings under our repurchase facility of approximately $49.5 million, which matures in 2014 and is subject to three one-year extension options.
(2)	Unsecured borrowings presented include term loan borrowings of $270.0 million which mature in 2018. Our revolving credit facility, under which we had no borrowings as of September 30, 2013, matures in 2016, and is subject to two one-year extension options.
(3)	Outstanding balance represents expected cash outflows for contractual amortization and scheduled balloon payment maturities and does not include (i) the mark-to-market adjustment on assumed debt of $1.5 million as of September 30, 2013, and (ii) the GAAP principal amortization of our restructured mortgage note of approximately $1.3 million that does not reduce the contractual amount due of the related mortgage note as of September 30, 2013.
(4)	As of September 30, 2013, our mortgage notes and secured borrowings are secured by interests in real properties and debt investments totaling approximately $1.9 billion.

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

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps and caps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium payment. Additionally, we have entered into and plan to enter into certain interest rate derivatives with the goal of mitigating our exposure to adverse fluctuations in the interest payments on our one-month LIBOR-indexed debt. Certain of our floating rate borrowings are not hedged and therefore, to an extent, we have ongoing exposure to interest rate movements.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges under ASC Topic 815 “Derivatives and Hedging” is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the next 12 months, we estimate that approximately $2.1 million will be reclassified as an increase to interest expense related to effective forward started interest rate swaps where the hedging instrument has been terminated, and we estimate that approximately $475,000 will be reclassified as an increase to interest expense related to active effective hedges of floating-rate debt issuances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The table below presents a reconciliation of the beginning and ending balances, between December 31, 2012 and September 30, 2013, of our accumulated other comprehensive loss (“OCI”), net of amounts attributable to noncontrolling interests related to the effective portion of our cash flow hedges as presented on our financial statements, as well as amounts related to our available-for-sale securities (amounts in thousands):

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available- For-Sale Securities	Accumulated Other Comprehensive Loss
Beginning balance as of December 31, 2012:	$(14,710)	$(1,486)	$(16,196)
Other comprehensive income:
Amortization of interest expense	2,014	—	2,014
Change in fair value	634	—	634
Amounts reclassified from accumulated other comprehensive income:
Losses reclassified into earnings upon discontinuance of cash flow hedges	129	—	129

Net current-period other comprehensive income	2,777	—	2,777
Attribution of and other adjustments to OCI attributable to noncontrolling interests	(2)	528	526

Ending balance as of September 30, 2013	$(11,935)	$(958)	$(12,893)

Fair Values of Derivative Instruments

The table below presents the gross fair value of our derivative financial instruments as well as their classification on our accompanying balance sheet as of September 30, 2013 and December 31, 2012 (amounts in thousands):

	Asset Derivatives				Liability Derivatives
			As of	As of			As of	As of
			September 30,	December 31,			September 30,	December 31,
	Balance Sheet		2013	2012	Balance Sheet		2013	2012
	Location		Fair Value	Fair Value	Location		Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets, net	(1)	$726	$—	Other liabilities	(1)	$—	$(403)

Total derivatives designated as hedging instruments under ASC Topic 815			726	—			—	(403)
Derivatives not designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets, net	(1)	—	—	Other liabilities	(1)	—	(13)

Total derivatives not designated as hedging instruments under ASC Topic 815			—	—			—	(13)

Total derivatives			$726	$—			$—	$(416)

(1)	Although our derivative contracts are subject to master netting arrangements which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheet.

The majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with our derivative instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of potential default by us and our counterparties. As of September 30, 2013, we had assessed the significance of the impact of the credit valuation adjustments and had determined that it was not significant to the overall valuation of our derivative instruments. As a result, we have determined that the significant inputs for all of our derivative valuations are classified in Level 2 of the fair value hierarchy.

Designated Hedges

As of September 30, 2013, we had five outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $155.8 million. As of December 31, 2012, we had two outstanding interest rate caps and two outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $90.0 million.

Undesignated Hedges

Derivatives not designated as hedges are not speculative and are used to hedge our exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a loss of approximately $0 and $19,000 for the three and nine months ended September 30, 2012, respectively. Changes in the fair value of derivatives not designated in hedging relationships did not result in any gain or loss during the three and nine months ended September 30, 2013. As of September 30, 2013 we did not have any outstanding derivatives that were not designated as hedges. As of December 31, 2012, we had two outstanding interest rate caps and one interest rate swap that were not designated as hedges with a total notional amount of approximately $230.4 million.

Effect of Derivative Instruments on the Statements of Comprehensive Loss

The table below presents the effect of our derivative financial instruments on our accompanying financial statements for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Derivatives Designated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts	Interest rate contracts	Interest rate contracts
Amount of gain (loss) recognized in OCI (effective portion)	$(804)	$(315)	$634	$(413)
Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Interest expense	Interest expense	Interest expense	Interest expense
Amount of loss reclassified from accumulated OCI into income (effective portion)	$(681)	$(644)	$(2,014)	$(1,973)
Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	N/A	N/A	Loss on extinguishment of debt and financing commitments	Loss on extinguishment of debt and financing commitments and Discontinued Operations
Amount of loss recognized in income due to missed forecast (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$(129)	$(1,734)
Derivatives Not Designated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts	Interest rate contracts	Interest rate contracts
Location of loss recognized in income	N/A	N/A	N/A	Interest and other income
Amount of loss recognized in income	$—	$—	$—	$(19)

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

The fair values estimated below are indicative of certain interest rate and other assumptions as of September 30, 2013 and December 31, 2012, and may not take into consideration the effects of subsequent interest rate or other assumption fluctuations, or changes in the values of underlying collateral. The fair values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate their carrying values because of the short-term nature of these instruments.

The carrying amounts and estimated fair values of our other financial instruments as of September 30, 2013 and December 31, 2012 were as follows (amounts in thousands):

	As of September 30, 2013		As of December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Investments in real estate securities	$461	$461	$461	$461
Fixed-rate debt related investments, net	101,806	104,489	108,482	110,796
Floating-rate debt related investments, net	25,249	24,461	78,839	79,803
Derivative instruments	726	726	—	—
Liabilities:
Fixed-rate mortgage notes carried at amortized cost	$911,092	$965,308	$1,037,047	$1,091,425
Fixed-rate mortgage notes carried at fair value	—	—	122,995	122,995
Floating-rate mortgage notes	8,670	8,684	23,701	23,738
Floating-rate other secured borrowings	49,503	49,503	135,709	135,931
Floating-rate unsecured borrowings	270,000	270,000	300,000	300,000
Derivative liabilities	—	—	416	416

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

8. RELATED PARTY TRANSACTIONS

Our day-to-day activities are managed by our Advisor, a related party, under the terms and conditions of the Advisory Agreement. Our Advisor is considered to be a related party as certain indirect owners and employees of our Advisor serve as two of our directors and all of our executive officers. The responsibilities of our Advisor cover all facets of our business, and include the selection and underwriting of our real property and debt related investments, the negotiations for these investments, the asset management and financing of these investments and the oversight of real property dispositions.

In connection with the Offering, we entered into an Eighth Amended and Restated Advisory Agreement (the “Advisory Agreement”) with our Advisor, effective July 12, 2012, which modified the fees and expense reimbursements payable to our Advisor. The Advisory Agreement may be renewed for an unlimited number of successive one-year terms. The current term of the Advisory Agreement expires on June 30, 2014. Per the Advisory Agreement, in consideration for asset management services performed, we pay our Advisor an advisory fee comprised of two separate components: (1) a fixed amount equal to 1.15% annually of the “Aggregate Fund NAV” (defined as the aggregate NAV of our Class E shares, Class A shares, Class W shares and Class I shares, along with the Class E OP Units held by third parties) for each day, and (2) a performance component that is based on the annual non-compounded investment return provided to holders of “Fund Interests” (defined as our Class E shares, Class A shares, Class W shares, Class I shares, and Class E OP Units held by third parties) such that the Advisor will receive 25% of the overall return in excess of 6%; provided that in no event may the performance condition exceed 10% of the overall return for such year, and subject to certain other limitations. Additionally, the Advisor will provide us with a waiver of a portion of its fees generally equal to the amount of the performance component that would have been payable with respect to the Class E shares and the Class E OP Units held by third parties until the NAV of such shares or units exceeds $10.00 per share or unit, the benefit of which will be shared among all holders of Fund Interests. We will also pay our Advisor a development management fee equal to 4% of the cost to develop, construct, or improve real property assets. In addition, we will pay our Advisor a fee of 1% of the sales price of individual real property assets upon disposition of such assets. Further, for a substantial amount of services in connection with the sale of a property, as determined by a majority of our independent directors, we will pay our Advisor up to 50% of the reasonable, customary and competitive commission paid for the sale of a comparable real property, provided that such amount shall not exceed 1% of the contract price of the property sold and, when added to all other real estate commissions paid to unaffiliated parties in connection with the sale, may not exceed the lesser of a competitive real estate commission or 6% of the sales price of the property.

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

On May 31, 2013, the Company and the Dealer Manager entered into Amendment No. 1 to the Dealer Manager Agreement (“Amendment No. 1”). Amendment No. 1 provided that the Company will pay to the Dealer Manager a primary dealer fee in the amount of up to 5.0% of the gross proceeds raised from the sale of Class I shares sold in the Company’s primary public offering, provided that (i) the sales are all made before July 31, 2013 (unless extended by the Company, through written notice to the Dealer Manager) and (ii) the total gross proceeds raised with respect to which the primary dealer fee will apply may not exceed $300 million. The Dealer Manager will retain 0.5% of such gross proceeds and reallow the remainder of the primary dealer fee to the participating broker-dealers involved in selling such Class I shares based on the portion of the gross proceeds raised from their customers. The primary dealer fee will be considered underwriting compensation (as defined in accordance with, and subject to the underwriting compensation limits of, applicable Financial Industry Regulatory Authority rules).

As of September 30, 2013 and December 31, 2012, we owed approximately $1.3 million and $1.3 million, respectively, to our Advisor and affiliates of our Advisor for such services and reimbursement of certain expenses. Pursuant to the amended Advisory Agreement, we accrue the advisory fee on a daily basis and pay our Advisor amounts due subsequent to each month-end.

The following table summarizes fees and other amounts earned by our Advisor and its related parties in connection with services performed for us during the three and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Acquisition fees	$—	$—	$—	$1,534
Advisory fees	3,813	3,927	11,221	13,929
Development management fee	12	30	159	30
Other reimbursements	1,536	831	4,229	1,993
Asset management fees related to the disposition of real properties	1,291	—	2,459	101
Dealer manager and distribution fees	849	—	1,363	—

Total	$7,501	$4,788	$19,431	$17,587

9. NET INCOME (LOSS) PER COMMON SHARE

Reconciliations of the numerator and denominator used to calculate basic net loss per common share to the numerator and denominator used to calculate diluted net loss per common share for the three and nine months ended September 30, 2013 and 2012 are described in the following table (amounts in thousands, except per share information):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator
Loss from continuing operations	$(189)	$(2,086)	$(2,605)	$(13,437)
(Income) loss from continuing operations attributable to noncontrolling interests	(31)	179	236	1,327

Loss from continuing operations attributable to common stockholders	(220)	(1,907)	(2,369)	(12,110)
Dilutive noncontrolling interests share of loss from continuing operations	(17)	(158)	(264)	(1,136)

Numerator for diluted earnings per share – adjusted loss from continuing operations	(237)	(2,065)	(2,633)	(13,246)

Income from discontinued operations	45,520	14,030	60,531	6,472
Income from discontinued operations attributable to noncontrolling interests	(3,226)	(2,859)	(4,323)	(2,457)

Income from discontinued operations attributable to common stockholders	42,294	11,171	56,208	4,015
Dilutive noncontrolling interests share of discontinued operations	3,223	927	4,377	409

Numerator for diluted earnings per share – adjusted income from discontinued operations	$45,517	$12,098	$60,585	$4,424

Denominator
Weighted average shares outstanding-basic	178,201	182,427	178,415	182,780
Incremental weighted average shares effect of conversion of OP units	13,582	15,147	13,848	15,606

Weighted average shares outstanding-diluted	191,783	197,574	192,263	198,386

INCOME (LOSS) PER COMMON SHARE-BASIC AND DILUTED
Net loss from continuing operations	$0.00	$(0.01)	$(0.01)	$(0.07)
Net income from discontinued operations	0.24	0.06	0.32	0.02

Net income (loss)	$0.24	$0.05	$0.31	$(0.05)

10. SEGMENT INFORMATION

We have four reportable operating segments, which include our three real property operating sectors (office, industrial, and retail) and debt related investments. We organize and analyze the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, and investment strategies and objectives. For example, the physical characteristics of our buildings, the related operating characteristics, the geographic markets, and the type of tenants are inherently different for each of our segments. During the three months ended September 30, 2013, we reclassified amounts relating to four properties that we had previously classified within our office segment into our industrial segment for all periods presented. The following table sets forth revenue and the components of net operating income (“NOI”) of our segments for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	For the Three Months Ended September 30,
	Revenues		NOI
	2013	2012	2013	2012
Real property (1)
Office	$31,595	$30,988	$24,424	$23,814
Industrial (2)	10,533	10,466	8,822	8,796
Retail	14,377	14,355	11,264	11,423
Debt related investments	2,309	3,019	2,309	3,019

Total	$58,814	$58,828	$46,819	$47,052

	For the Nine Months Ended September 30,
	Revenues		NOI
	2013	2012	2013	2012
Real property (1)
Office	$92,428	$92,235	$71,810	$72,137
Industrial (2)	31,724	31,622	26,916	27,059
Retail	42,782	43,641	33,052	34,947
Debt related investments	7,659	6,661	7,659	6,661

Total	$174,593	$174,159	$139,437	$140,804

(1)	Excludes results of operations of real properties categorized as discontinued operations.
(2)	Amounts reported for our industrial segment for the three months ended September 30, 2013 and 2012 include revenue of approximately $3.2 million and $3.4 million, respectively, and NOI of approximately $2.8 million and $3.1 million, respectively, relating to four properties that we reclassified from our office segment into our industrial segment. Amounts reported for our industrial segment for the nine months ended September 30, 2013 and 2012 include revenue of approximately $10.0 million and $10.3 million, respectively, and NOI of approximately $9.0 million and $9.4 million, respectively, relating to four properties that we reclassified from our office segment into our industrial segment.

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

The following table is a reconciliation of our NOI to our reported net income (loss) attributable to common stockholders for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net operating income	$46,819	$47,052	$139,437	$140,804
Real estate depreciation and amortization expense	(23,417)	(24,598)	(70,054)	(74,901)
General and administrative expenses	(2,606)	(1,926)	(7,415)	(5,487)
Advisory fees, related party	(3,813)	(3,927)	(11,221)	(13,929)
Acquisition-related expenses*	—	—	—	(323)
Interest and other income	3	276	63	352
Interest expense	(17,171)	(18,963)	(52,716)	(56,068)
Loss on extinguishment of debt and financing commitments	(4)	—	(699)	(3,885)
Discontinued operations, net of taxes	45,520	14,030	60,531	6,472
Net income attributable to noncontrolling interests	(3,257)	(2,680)	(4,087)	(1,130)

Net income (loss) attributable to common stockholders	$42,074	$9,264	$53,839	$(8,095)

The following table reflects our total assets by business segment as of September 30, 2013 and December 31, 2012 (amounts in thousands):

	As of
	September 30, 2013	December 31, 2012
Segment assets:
Net investments in real property
Office	$997,495	$1,244,516
Industrial (1)	380,152	476,355
Retail	604,599	615,897
Debt related investments, net	127,055	187,321

Total segment assets, net	2,109,301	2,524,089
Non-segment assets:
Cash and cash equivalents	40,003	36,872
Other non-segment assets (2)	90,013	98,293

Total assets	$2,239,317	$2,659,254

(1)	Amounts reported for our industrial segment as of September 30, 2013 and December 31, 2012 include net investments in real property of approximately $121.4 million and $125.0 million, respectively, relating to properties that we had previously classified within our office segment.
(2)	Other non-segment assets primarily consist of corporate assets including restricted cash and receivables, including straight-line rent receivable.

11. SUBSEQUENT EVENTS

We have evaluated subsequent events for the period from September 30, 2013, the date of these financial statements, through the date these financial statements are issued.

Disposition of Real Property

On October 15, 2013, we disposed of an office property in the Chicago, IL market comprising approximately 100,000 net rentable square feet to an unaffiliated third party. We sold the property, which had a net basis of approximately $9.7 million as of September 30, 2013, for a total sales price of $18.0 million.

Acquisition of Real Property

On November 7, 2013, we acquired an office property in the San Francisco, CA market comprising approximately 269,000 net rentable square feet from an unaffiliated third party, for a gross purchase price of approximately $109.7 million. The property is subject to a mortgage note with an outstanding principal balance of approximately $58.0 million bearing interest at a fixed rate of 6.01%, which matures in June 2016. At acquisition, the property was approximately 85% leased to over 30 tenants.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements may relate to, without limitation, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), other development trends of the real estate industry, business strategies, and the growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors that may cause our results to vary are general economic and business (particularly real estate and capital market) conditions being less favorable than expected, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, availability and creditworthiness of prospective tenants, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, tenants’ ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental, regulatory and/or safety requirements, tenant bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control. For a further discussion of these factors and other risk factors that could lead to actual results materially different from those described in the forward-looking statements, see “Risk Factors” under Item 1A of Part 1 of our Annual Report on Form 10-K filed with the Commission on March 19, 2013, Part II, Item 1A of our Quarterly Report on Form 10-Q filed with the Commission on May 13, 2013, and Part II, Item 1A of our Quarterly Report on Form 10-Q filed with the Commission on August 12, 2013, each available at www.sec.gov, and Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

As of September 30, 2013, we had total investments with an estimated fair value of approximately $2.5 billion (calculated in accordance with our valuation policies), comprised of:

(1)	82 operating properties located in 29 geographic markets in the United States, aggregating approximately 15.1 million net rentable square feet. As of September 30, 2013, our real property portfolio was approximately 95.9% leased. Our real property portfolio consists of:

•	26 office properties located in 15 geographic markets, aggregating approximately 5.0 million net rentable square feet, with an aggregate fair value amount of approximately $1.3 billion;

•	31 retail properties located in seven geographic markets, aggregating approximately 3.1 million net rentable square feet, with an aggregate fair value amount of approximately $713.3 million; and

•	25 industrial properties located in 15 geographic markets, aggregating approximately 7.0 million net rentable square feet, with an aggregate fair value amount of approximately $421.7 million.

(2)	Approximately $127.1 million in net debt related investments, including (i) investments in mortgage notes of approximately $113.3 million and (ii) investments in mezzanine loans of $13.8 million.

Consistent with our investment strategy, we currently have four business segments: (i) investments in office real property, (ii) investments in industrial real property, (iii) investments in retail real property, and (iv) debt related investments. During the three months ended September 30, 2013, we reclassified amounts relating to four properties that we had previously classified within our office segment into our industrial segment for all periods presented. We may have additional segments in the future to the extent we enter into additional real property sectors, such as multifamily, hospitality, and other real property types. For a discussion of our business segments and the associated revenue and net operating income by segment, see Note 10 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Any future and near-term obligations are expected to be funded primarily through the use of cash on hand, cash generated from operations, proceeds from our Public Offerings, proceeds from the sale of existing investments, and the issuance and assumption of debt obligations.

•	Cash on hand — As of September 30, 2013, we had approximately $40.0 million of cash and cash equivalents.

•	Cash available under our line of credit — As of September 30, 2013, the unused portion of our revolving credit facility was approximately $350.0 million, of which approximately $148.7 million was available.

•	Cash generated from operations — During the nine months ended September 30, 2013, we generated approximately $62.7 million from operations of our real properties and income from debt related investments.

•	Proceeds from offerings of equity securities — We currently maintain the Offering, which consists of the offer and sale of up to $3,000,000,000 of our shares of common stock, of which $2,250,000,000 of shares are expected to be offered to the public in a primary offering and $750,000,000 of shares are expected to be offered to our stockholders pursuant to an amended and restated distribution reinvestment plan (subject to our right to reallocate such amounts). During the nine months ended September 30, 2013, we raised approximately $28.6 million in proceeds from the sale of Class I shares in the Offering, including approximately $10,000 under the distribution reinvestment plan. Additionally, during the nine months ended September 30, 2013, we received approximately $16.2 million in proceeds from the Class E DRIP Offering.

•	Proceeds from sales and repayments of existing investments — During the nine months ended September 30, 2013, we sold 11 operating properties for approximately $249.0 million. After buyer credits, closing costs and the repayment of the related mortgage notes, we received net proceeds of $118.0 million. In addition, during that period three of our debt related investments with aggregate principal balances of $68.5 million were repaid to us in full.

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

The following table sets forth the components of NAV for the Company as of September 30, 2013 and June 30, 2013 (amounts in thousands except per share information). As used below, “Fund Interests” means our Class E shares, Class A shares, Class W shares, and Class I shares, along with the Class E OP Units held by third parties, and “Aggregate Fund NAV” means the NAV of all of the Fund Interests.

	As of September 30, 2013	As of June 30, 2013
Real properties (1)	$2,413,945	$2,520,750
Debt related investments	127,055	123,017
Cash and other assets, net of other liabilities	21,132	(2,767)
Debt obligations	(1,240,881)	(1,331,401)
Outside investor’s interests	(15,751)	(15,497)

Aggregate Fund NAV	$1,305,500	$1,294,102
Total Fund Interests outstanding	190,163	189,338
NAV per Fund Interest	$6.87	$6.83

(1)	The NAV of real properties as of September 30, 2013 includes $1,278.9 million in office properties, $713.3 million in retail properties, and $421.7 million in industrial properties. The NAV of real properties as of June 30, 2013 includes $1,392.0 million in office properties, $709.7 million in retail properties, and $419.0 million in industrial properties.

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

The Independent Valuation Firm provides valuations for our real properties in accordance with our valuation procedures and using appraised values. The valuation of $2.41 billion compares to a GAAP basis of real properties (before accumulated amortization and depreciation) of $2.35 billion, representing an increase of approximately $62.2 million, or 2.6%. Certain key assumptions that were used by our Independent Valuation Firm in the discounted cash flow analysis are set forth in the following table based on weighted averages by property type:

	Office	Industrial	Retail	Weighted Average Basis
Exit capitalization rate	7.10%	7.25%	6.72%	7.01%
Discount rate / internal rate of return (“IRR”)	7.73%	7.85%	7.24%	7.61%
Annual market rent growth rate	3.23%	3.08%	2.99%	3.13%
Average holding period	10.1	10.8	10.5	10.3

A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, an increase in the weighted-average annual discount rate/IRR and the exit capitalization rate of 0.25% would reduce the value of our real properties by approximately 1.83% and 1.90%, respectively.

The following table sets forth the quarterly changes to the components of NAV for the company and the reconciliation of NAV changes for each class of shares (amounts in thousands, except per share and footnoted information):

	Total	Class E Common Stock	Class A Common Stock	Class W Common Stock	Class I Common Stock	Class E OP Units
NAV as of June 30, 2013	$1,294,102	$1,188,199	$84	$84	$11,602	$94,133
Fund level changes to NAV
Realized/unrealized gains (losses) on net assets	4,146	3,755	*	*	92	299
Income accrual	22,310	20,303	1	1	425	1,580
Net dividend accrual	(16,771)	(15,267)	(1)	(1)	(314)	(1,188)
Advisory fee	(3,813)	(3,470)	*	*	(73)	(270)
Performance based fee	(35)	(32)	*	*	(1)	(2)
Class specific changes to NAV
Dealer Manager fee	(6)	—	*	*	(6)	—
Distribution fee	*	—	*	—	—	—
NAV as of September 30, 2013

before share sale/redemption activity	$1,299,933	$1,193,488	$84	$84	$11,725	$94,552
Share sale/redemption activity
Shares sold	22,450	5,276	—	—	17,174	—
Shares redeemed	(16,883)	(14,491)	—	—	—	(2,392)

NAV as of September 30, 2013	$1,305,500	$1,184,273	$84	$84	$28,899	$92,160

Shares outstanding as of June 30, 2013	189,338	173,843	12	12	1,697	13,774
Shares sold	3,284	772	—	—	2,512	—
Shares redeemed	(2,459)	(2,111)	—	—	—	(348)

Shares outstanding as of September 30, 2013	190,163	172,504	12	12	4,209	13,426
NAV per share as of June 30, 2013		$6.83	$6.83	$6.83	$6.83	$6.83
Change in NAV per share		0.04	0.04	0.04	0.04	0.04

NAV per share as of September 30, 2013		$6.87	$6.87	$6.87	$6.87	$6.87

*	Immaterial amounts less than $500 are included in this figure.

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

The following unaudited table presents a reconciliation of FFO to net income (loss) for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands, except per share information):

	For the Three Months Ended		For the Nine Months Ended,
	September 30,		September 30,
	2013	2012	2013	2012
Reconciliation of net earnings to FFO:
Net income (loss) attributable to common stockholders	$42,074	$9,264	$53,839	$(8,095)
Add (deduct) NAREIT-defined adjustments:
Depreciation and amortization expense(1)	24,285	32,662	83,098	97,270
Gain on disposition of real property(1)	(45,496)	(19,615)	(68,726)	(21,144)
Noncontrolling interests’ share of net (income) loss	3,257	2,680	4,087	1,130
Noncontrolling interests’ share of FFO	(1,976)	(2,229)	(6,052)	(6,388)

FFO attributable to common shares-basic	22,144	22,762	66,246	62,773
FFO attributable to dilutive OP units	1,688	1,890	5,143	5,339

FFO attributable to common shares-diluted	$23,832	$24,652	$71,389	$68,112

FFO per share-basic and diluted	$0.12	$0.12	$0.37	$0.34

Weighted average number of shares outstanding
Basic	178,201	182,427	178,415	182,780

Diluted	191,783	197,574	192,263	198,386

(1)	Includes amounts attributable to discontinued operations.

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

The following unaudited table presents a reconciliation of Company-Defined FFO to FFO for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands, except per share information):

	For the Three Months Ended		For the Nine Months Ended,
	September 30,		September 30,
	2013	2012	2013	2012
Reconciliation of FFO to Company-Defined FFO:
FFO attributable to common shares-basic	$22,144	$22,762	$66,246	$62,773
Add (deduct) our adjustments:
Acquisition-related expenses	—	—	—	323
Loss on extinguishment of debt and financing commitments, and loss on derivatives (1)	4	—	699	3,928
Noncontrolling interests’ share of NAREIT-defined FFO	1,976	2,229	6,052	6,388
Noncontrolling interests’ share of Company-Defined FFO	(1,976)	(2,229)	(6,103)	(6,724)

Company-Defined FFO attributable to common shares-basic	22,148	22,762	66,894	66,688
Company-Defined FFO attributable to dilutive OP units	1,688	1,890	5,194	5,676

Company-Defined FFO attributable to common shares-diluted	$23,836	$24,652	$72,088	$72,364

Company-Defined FFO per share-basic and diluted	$0.12	$0.12	$0.37	$0.36

Weighted average number of shares outstanding
Basic	178,201	182,427	178,415	182,780

Diluted	191,783	197,574	192,263	198,386

(1)	Includes amounts attributable to discontinued operations.

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

Our Operating Results

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

The following unaudited table illustrates the changes in rental revenue, rental expenses and net operating income for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods, and comprises our entire operating portfolio. Our same store portfolio includes 82 properties acquired prior to January 1, 2012 and owned through September 30, 2013, comprising approximately 15.1 million square feet. A discussion of these changes follows the table (dollar amounts in thousands):

	For the Three Months Ended September 30,
	2013	2012	$ Change	% Change
Revenue
Base rental revenue-same store (1)	$47,151	$46,833	$318	1%
Other rental revenue-same store	9,354	8,976	378	4%

Total rental revenue-same store	56,505	55,809	696	1%
Rental revenue-2012/2013 acquisitions	—	—	—	N/A

Total rental revenue	56,505	55,809	696	1%
Debt related income	2,309	3,019	(710)	-24%

Total revenue	$58,814	$58,828	$(14)	0%

Rental Expenses
Same store	$11,995	$11,776	$219	2%
2012/2013 acquisitions	—	—	—	N/A

Total rental expenses	$11,995	$11,776	$219	2%

Net Operating Income (2)
Real property-same store	$44,510	$44,033	$477	1%
Real property-2012/2013 acquisitions	—	—	—	N/A
Debt related income	2,309	3,019	(710)	-24%

Total net operating income	$46,819	$47,052	$(233)	0%

(1)	Base rental revenue represents contractual base rental revenue earned by us from our tenants and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above-market intangible lease assets or the amortization of below-market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as expense recovery revenue are included in the line item, referred to as “other rental revenue.”
(2)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “—How We Measure Our Performance—Net Operating Income” above. See also Note 10 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Rental Revenue

Total rental revenue increased slightly for the three months ended September 30, 2013, compared to the same period in 2012.

Same store base rental revenue increased approximately $318,000 for the three months ended September 30, 2013, compared to the same period in 2012. The increase comprised (i) a $350,000 increase in our same store industrial portfolio, resulting primarily from a 152 basis point increase in average percentage leased year-over-year, and (ii) a $46,000 increase in our same store retail portfolio, partially offset by a $78,000 decrease in our same store office portfolio. At the total same store portfolio level, the increase is due to a 94 basis point year-over-year increase in our average percentage leased square feet (from 95.1% to 96.1%), partially offset by a $0.04 year-over-year decrease in our average base rent per leased square foot (from $13.06 to $13.02).

Same store other rental revenue increased for the three months ended September 30, 2013 compared to the same period in 2012. The increase in average percentage leased period-over-period, particularly in our same store office portfolio, led to an increase in recovery revenue.

Debt Related Income

Debt related income decreased for the three months ended September 30, 2013, compared to the same period in 2012. The decrease is primarily attributable to the repayments of debt related investments of approximately $87.1 million subsequent to June 30, 2012, partially offset by the investment of approximately $16.0 million in debt related investments subsequent to June 30, 2012.

Rental Expenses

Total rental expenses increased slightly for the three months ended September 30, 2013, compared to the same period in 2012, due to an increase in recoverable expenses primarily due to higher average percentage leased during the three months ended September 30, 2013.

Other Operating Expenses

General and administrative expenses: General and administrative expenses increased for the three months ended September 30, 2013, compared to the same period in 2012, primarily due to the revised fee structure pursuant to the amended Advisory Agreement entered into in connection with the effectiveness of the NAV Offering on July 12, 2012. The revised fee structure caused us to directly incur payroll and overhead costs associated with our acquisition activities since we no longer pay our Advisor an acquisition fee. In addition, we record fees and costs associated with estimating our daily NAV per share (appraisal, fund accounting and valuation specialist fees, etc.) to general and administrative expense. While the revised fee structure was implemented during the three months ended September 30, 2012, it was only effective for a portion of that quarter, resulting in a relatively higher incurrence of related costs during the three months ended September 30, 2013.

Other Income (Expenses)

Interest expense: Interest expense decreased for the three months ended September 30, 2013, compared to the same period in 2012, due to lower overall borrowings and a lower weighted average interest rate during the current year period. The $620 million senior unsecured term loan and revolving line of credit facility we entered into in December 2012, and subsequently expanded, significantly changed the composition of our borrowings as we repaid senior secured mortgage notes and other secured borrowings using proceeds from this facility. Overall, interest expense decreased due to (i) the repayment of debt upon the disposition of real properties and the repayment of debt investments, and (ii) the decrease in our average borrowing costs due to our utilization of our revolving credit facility. The following table further describes our interest expense by debt obligation, and includes amortization of deferred financing costs, amortization related to our derivatives, and amortization of discounts and premiums (amounts in thousands):

	For the Three Months Ended September 30,
Debt Obligation	2013	2012
Mortgage notes (1)	$14,694	$21,422
Other secured borrowings	416	2,149
Unsecured borrowings	2,189	—
Financing obligations	304	300

Total interest expense	$17,603	$23,871

(1)	Includes interest expense attributable to discontinued operations of $432,000 and $4.9 million for the three months ended September 30, 2013 and 2012, respectively.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

The following unaudited table illustrates the changes in rental revenue, rental expenses and net operating income for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods, and comprises our entire operating portfolio. Our same store portfolio includes 82 properties acquired prior to January 1, 2012 and owned through September 30, 2013, comprising approximately 15.1 million square feet. A discussion of these changes follows the table (dollar amounts in thousands):

	For the Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Revenue
Base rental revenue-same store (1)	$139,327	$140,085	$(758)	-1%
Other rental revenue- same store	27,607	27,413	194	1%

Total rental revenue-same store	166,934	167,498	(564)	0%
Rental revenue-2012/2013 acquisitions	—	—	—	N/A

Total rental revenue	166,934	167,498	(564)	0%
Debt related income	7,659	6,661	998	15%

Total revenue	$174,593	$174,159	$434	0%

Rental Expenses
Same store	$35,156	$33,355	$1,801	5%
2012/2013 acquisitions	—	—	—	N/A

Total rental expenses	$35,156	$33,355	$1,801	5%

Net Operating Income (2)
Real property-same store	$131,778	$134,143	$(2,365)	-2%
Real property-2012/2013 acquisitions	—	—	—	N/A
Debt related income	7,659	6,661	998	15%

Total net operating income	$139,437	$140,804	$(1,367)	-1%

(1)	Base rental revenue represents contractual base rental revenue earned by us from our tenants and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above-market intangible lease assets or the amortization of below-market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as expense recovery revenue are included in the line item, referred to as “other rental revenue.”
(2)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “—How We Measure Our Performance—Net Operating Income” above. See also Note 10 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Rental Revenue

Total rental revenue decreased approximately $564,000 for the nine months ended September 30, 2013, compared to the same period in 2012.

Same store base rental revenue decreased approximately $758,000 for the nine months ended September 30, 2013, compared to the same period in 2012. The decrease comprises (i) a $935,000 decrease in our same store office portfolio, resulting primarily from rent concessions granted to tenants as part of leasing activity, in addition to lower average percentage leased period-over-period, and (ii) a $5,000 decrease in our same store industrial portfolio, partially offset by an $182,000 increase in our same store retail portfolio. At the total same store portfolio level, the decrease is primarily due to an $0.11 year-over-year decrease in our average base rent per leased square foot (from $13.00 to $12.89), partially offset by a 27 basis point year-over-year increase in our average leased square feet (from 95.3% to 95.6%).

Same store other rental revenue increased for the nine months ended September 30, 2013 compared to the same period in 2012. This increase was primarily attributable to an increase in our straight line rent adjustments across the same store portfolio resulting from large leases with initial periods of free rent incurred during the nine months ended September 30, 2013. Additionally, an increase in average percentage leased of our same store office portfolio led to an increase in recovery revenue period-over-period.

Debt Related Income

Debt related income increased for the nine months ended September 30, 2013, compared to the same period in 2012. The increase is primarily attributable to the investments in debt related investments of approximately $130.2 million subsequent to December 31, 2011, partially offset by the repayment of approximately $90.8 million in debt related investments subsequent to December 31, 2011.

Rental Expenses

Total rental expenses increased for the nine months ended September 30, 2013, compared to the same period in 2012.

Same store rental expenses increased for the nine months ended September 30, 2013, compared to the same period in 2012. More severe winter weather in geographic markets in which we have higher concentrations of real properties (New England and New Jersey) resulted in significant increases in snow removal and utilities expenses. Additional factors leading to an increase in rental expenses period-over-period included (i) an increase in property taxes due to higher appraised values of our properties, and (ii) an increase in utilities charges related to higher average leased square feet in our office portfolio and severe weather in the first three months of 2013.

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

Asset management and advisory fees: The revised fee structure pursuant to the amended Advisory Agreement in connection with the effectiveness of the NAV Offering on July 12, 2012 reduced the amount of advisory and asset management fees we pay our Advisor.

Other Income (Expenses)

Interest expense: Interest expense decreased for the nine months ended September 30, 2013, compared to the same period in 2012 due to lower overall borrowings and a lower weighted average interest rate during the current year period. The $620 million senior unsecured term loan and revolving line of credit facility we entered into in December 2012, and subsequently expanded, significantly changed the composition of our borrowings as we repaid senior secured mortgage notes and other secured borrowings using proceeds from this facility. The lower cost of borrowing associated with the credit facility and other repayments of borrowings related to disposition activity significantly decreased our interest on mortgage notes. Additionally, we repaid one of our repurchase facilities during 2013, which reduced the total interest expense associated with other secured borrowings. The following table further describes our interest expense by debt obligation, and includes amortization of deferred financing costs, amortization related to our derivatives, and amortization of discounts and premiums (amounts in thousands):

	For the Nine Months Ended September 30,
Debt Obligation	2013	2012
Mortgage notes (1)	$50,432	$63,752
Other secured borrowings	2,573	4,738
Unsecured borrowings	6,322	—
Financing obligations	900	898

Total interest expense	$60,227	$69,388

(1)	Includes interest expense attributable to discontinued operations of $7.5 million and $13.3 million for the nine months ended September 30, 2013 and 2012, respectively.

Loss on extinguishment of debt and financing commitments: Loss on financing commitments was approximately $699,000 and $3.9 million for the nine months ended September 30, 2013 and 2012, respectively. The loss during the nine months ended September 30, 2013 resulted primarily from the accelerated recognition of deferred loan costs related to repayments of other secured borrowings of approximately $85.2 million, which were repaid prior to contractual maturity. The loss during the nine months ended September 30, 2012 resulted primarily from (i) the repurchase of our own debt at a premium, (ii) the reclassification of OCI from losses on hedges upon early repayment of the related debt, and (iii) the accelerated recognition of deferred financing costs related to early repayment of two mortgage notes.

Liquidity and Capital Resources

Liquidity Outlook

We believe our existing cash balance, our available credit under our line of credit, cash from operations, additional proceeds from our Public Offerings, proceeds from the sale of existing investments, and prospective debt or equity issuances will be sufficient to meet our liquidity and capital needs for the foreseeable future, including the next 12 months. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, distribution payments, debt service payments, including debt maturities of approximately $137.0 million, of which $88.6 million are subject to certain extension options, share redemption payments, acquisitions of real property and debt related investments.

In order to maintain a reasonable level of liquidity for redemptions of Class A, Class W and Class I shares pursuant to our Class A, W and I Share Redemption Program, we intend to generally maintain under normal circumstances the following aggregate allocation to liquid assets: (1) 10% of the aggregate NAV of our outstanding Class A, Class W and Class I shares up to $1 billion of collective Class A, Class W and Class I share NAV, and (2) 5% of the aggregate NAV of our outstanding Class A, Class W and Class I shares in excess of $1 billion of collective Class A, Class W and Class I share NAV. However, our board of directors has the right to modify, suspend or terminate our share redemption program if it deems such action to be in the best interest of our stockholders. As of September 30, 2013, the aggregate NAV of our outstanding Class A, Class W and Class I shares was approximately $29.1 million.

We calculate our leverage for reporting purposes as our total borrowings, calculated on a GAAP basis, divided by the fair value of our real property and debt related investments. Based on this methodology, as of September 30, 2013, our leverage was 49%. There are other methods of calculating our overall leverage ratio that may differ from this methodology, such as the methodology used in determining our compliance with corporate borrowing covenants.

As of September 30, 2013, we had approximately $40.0 million of cash compared to $36.9 million as of December 31, 2012. The following discussion summarizes the sources and uses of our cash during the nine months ended September 30, 2013.

Operating Activities

Net cash provided by operating activities was approximately $62.7 million for the nine months ended September 30, 2013, compared to $67.3 million for the same period in 2012. The decrease was primarily comprised of (i) changes related to our operating assets and liabilities due to the timing of payments made and received, (ii) a decrease in the net operating income of our real properties and (iii) an increase in our general and administrative expenses, partially offset by (i) a decrease in cash paid for interest on borrowings, (ii), a decrease in asset management and advisory fees, and (iii) an increase in our debt related investment income.

Lease Expirations

Our primary source of funding for our property-level operating expenses and debt service payments is rent collected pursuant to our tenant leases. Our properties are generally leased to tenants for terms ranging from three to ten years. As of September 30, 2013, the weighted average remaining term of our leases was approximately 7.2 years, based on contractual remaining base rent, and 4.3 years, based on square footage. The following is a schedule of expiring leases for our consolidated operating properties by annualized base rent and square footage as of September 30, 2013 and assuming no exercise of lease renewal options (dollar amounts and square footage in thousands):

	Lease Expirations
Year	Number of Leases Expiring	Annualized Base Rent (1)%		Square Feet	%
2013(2)	38	$5,466	2.8%	687	4.8%
2014	81	14,025	7.3%	1,907	13.2%
2015	87	16,424	8.5%	1,772	12.3%
2016	55	22,887	11.9%	1,493	10.3%
2017(3)	45	51,531	26.7%	2,603	18.0%
2018	58	11,211	5.8%	1,854	12.8%
2019	44	18,098	9.4%	854	5.9%
2020	28	8,314	4.3%	441	3.0%
2021	12	11,753	6.1%	983	6.8%
2022	11	5,933	3.1%	431	3.0%
Thereafter	37	27,198	14.1%	1,428	9.9%

Total	496	$192,840	100.0%	14,453	100.0%

(1)	Annualized base rent represents the annualized monthly base rent of leases executed as of September 30, 2013.
(2)	Represents the number of leases expiring and annualized base rent for the remainder of 2013. Includes leases that are on a month-to-month basis at annualized amounts.
(3)	Includes approximately $22.8 million annualized base rent and 594,000 square feet attributable to a lease with Charles Schwab & Co., Inc. (“Charles Schwab”) at one of our office properties located in New Jersey which expires in September 2017. Charles Schwab has subleased all of this area to various other sub-tenants. Approximately $7.1 million and 201,000 square feet are subject to lease agreements which expire subsequent to December 31, 2017.

Our operating portfolio was approximately 95.9% leased as of September 30, 2013, compared to approximately 91.1% as of September 30, 2012. This increase in our period-end percentage leased is primarily due to our disposition of (i) a 1.5 million square foot office property in Dallas, Texas that was approximately 65.4% leased as of September 30, 2012, and (ii) a 503,000 square foot industrial property in the Central Pennsylvania market that was 0% leased as of September 30, 2012.

Investing Activities

Net cash provided by investing activities was approximately $114.0 million for the nine months ended September 30, 2013, compared to approximately $34.4 million used in investing activities for the same period in 2012. The difference is primarily due to the disposition of twelve operating properties and the payoff of three debt related investments during the nine months ended September 30, 2013, and a decrease in our investment in debt related investments during the nine months ended September 30, 2013 compared to the prior year, partially offset by an increase in capital expenditures during 2013 as compared to 2012. During the nine months ended September 30, 2013 and 2012, we incurred approximately $16.9 million and $13.9 million in capital expenditures related to our real property portfolio, respectively. The increase in capital expenditures resulted primarily from the execution of large leases that required us to incur leasing costs, largely comprising commissions and fees paid to third-party leasing brokers and costs associated with the construction of tenant improvements.

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

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2013 was approximately $173.5 million and primarily comprised (i) the repayment of line of credit, mortgage note and other secured borrowings, including the repayment of repurchase facility borrowings of approximately $22.9 million and a mortgage note borrowing of $14.5 million prior to their contractual maturities, (ii) redemptions of common shares and noncontrolling interests, and (iii) distributions to common stockholders and noncontrolling interests, partially offset by proceeds from the sale of common stock. Net cash used in financing activities during the same period in 2012 was approximately $102.6 million, primarily comprising (i) the repayment of mortgage notes, (ii) the redemption of common shares and noncontrolling interests, and (iii) distributions to common stockholders and noncontrolling interest holders, partially offset by proceeds from line of credit borrowings.

We have offered and will continue to offer Class E shares of common stock through the Class E DRIP Offering. The amount raised under the Class E DRIP Offering decreased by approximately $10.2 million to approximately $16.2 million for the nine months ended September 30, 2013, from approximately $26.4 million for the same period in 2012. On July 12, 2012, we commenced the Offering. During the nine months ended September 30, 2013, we raised approximately $28.6 million in proceeds from the sale of Class I shares, including approximately $1.5 million in proceeds from the sale of Class I shares to certain of our directors, officers, and affiliates, and including approximately $10,000 under the distribution reinvestment plan.

Debt Maturities

Three of our mortgage notes with an aggregate outstanding balance as of September 30, 2013 of approximately $87.5 million, and our repurchase facility with an outstanding balance as of September 30, 2013 of $49.5 million, have initial maturities before January 1, 2015. One of the mortgage notes with an outstanding balance of $39.1 million, and the repurchase facility, each have extension options beyond December 31, 2014. These extension options are subject to certain lender covenants and restrictions that we must meet to extend the respective maturity dates. We currently believe that we will qualify for and expect to exercise our extension options. However, we cannot guarantee that we will meet the requirements to extend the notes or repurchase agreement upon initial maturity. In the event that we do not qualify to extend the notes or repurchase facility, we expect to repay them with proceeds from new borrowings.

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

The following table sets forth relationships between the amounts of distributions declared for such period and the amount reported as cash flow from operations in accordance with GAAP for the three and nine months ended September 30, 2013 and 2012 (dollar amounts in thousands):

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2013	% of Total Distributions	September 30, 2012	% of Total Distributions	September 30, 2013	% of Total Distributions	September 30, 2012	% of Total Distributions
Distributions:
Common stock distributions paid in cash	$10,292	61.3%	$14,746	59.3%	$30,838	60.5%	$43,098	56.9%
Other cash distributions (1)	1,199	7.1%	2,077	8.3%	4,197	8.2%	7,209	9.5%

Total cash distributions	$11,491	68.5%	$16,823	67.6%	$35,035	68.7%	$50,307	66.4%
Common stock distributions reinvested in common shares	5,291	31.5%	8,052	32.4%	15,969	31.3%	25,443	33.6%

Total distributions	$16,782	100.0%	$24,875	100.0%	$51,004	100.0%	$75,750	100.0%

Sources of distributions:
Cash flow from operations (2)	$23,325	139.0%	$24,857	99.9%	$62,659	122.9%	$67,331	88.9%
Borrowings (3)	—	0.0%	18	0.1%	—	0.0%	8,419	11.1%
Financial performance metric:
NAREIT-defined FFO (4)	23,832	142.0%	24,652	99.1%	71,389	140.0%	68,112	89.9%

(1)	Other cash distributions include distributions declared for OP Units for the respective period, and all distributions made during the period to our joint venture partners that are noncontrolling interest holders.
(2)	Commencing on January 1, 2009, expenses associated with the acquisition of real property, including acquisition fees paid to our Advisor and gains or losses related to the change in fair value of contingent consideration related to the acquisition of real property, are recorded to earnings and as a deduction to our cash from operations. We incurred acquisition-related expenses, net of other gains, of approximately $0 and $323,000 during the nine months ended September 30, 2013 and 2012, respectively. We did not incur any acquisition expenses during the three months ended September 30, 2013 and 2012.
(3)	Our long-term strategy is to fund the payment of quarterly distributions to investors entirely from our operations. There can be no assurance that we will achieve this strategy. In periods where cash flows from operations are not sufficient to fund distributions, we fund any shortfall with proceeds from borrowings.
(4)	NAREIT-defined FFO is an operating metric and should not be used as a liquidity measure. However, management believes the relationship between NAREIT-defined FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. The definition of NAREIT-defined FFO, a reconciliation to GAAP net income, and a discussion of NAREIT-defined FFO’s inherent limitations are provided in “How We Measure Our Performance” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations” included in this Quarterly Report on Form 10-Q.”

Redemptions

The following table sets forth relationships between the amount of redemption requests received by us pursuant to our Class E Share Redemption Program, the resulting pro-rata redemption caps, and actual amounts of Class E shares redeemed under the redemption program for each of the last four quarterly periods (share amounts in thousands):

Period	Number of Shares Requested for Redemption	Number of Shares Redeemed	Percentage of Shares Requested for Redemption Redeemed	Percentage of Shares Requested for Redemption Redeemed Pro Rata (1)	Average Price Paid per Share
Q3 2013	13,968	2,111	15.1%	11.4%	$6.87
Q2 2013	15,911	4,145	26.1%	22.6%	6.83
Q1 2013	14,978	1,721	11.5%	8.7%	6.79
Q4 2012	14,770	1,693	11.5%	7.8%	6.70

Average	14,907	2,418	16.2%	12.8%	$6.81

(1)	Represents redemptions of shares from investors that did not qualify for death or disability.

We had not redeemed any Class A, Class W, or Class I shares pursuant to the Class A, Class W and Class I share redemption program as of September 30, 2013. See “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q for more information regarding redemptions of shares during the three months ended September 30, 2013.

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

As of September 30, 2013, the outstanding principal balance of variable rate debt investments indexed to LIBOR rates was $25.0 million. If the LIBOR rates relevant to our variable rate debt investments were to decrease 10%, we estimate that our quarterly interest income would decrease by approximately $1,000 based on the LIBOR rates and our outstanding floating-rate debt investments as of September 30, 2013.

As of September 30, 2013, the fair value of our fixed rate debt was $965.3 million and the carrying value of our fixed rate debt was $911.1 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of September 30, 2013. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of September 30, 2013, we had approximately $178.7 million of unhedged variable rate borrowings outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our remaining variable rate borrowings were to increase 10%, we estimate that our quarterly interest expense would increase by approximately $9,000 based on our outstanding floating-rate debt as of September 30, 2013.

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

Please also see the risk factors discussed in Item 1A of Part I of our Annual Report on Form 10-K filed with the Commission on March 19, 2013, Item 1A of Part II of our Quarterly Report on Form 10-Q filed with the Commission on May 13, 2013, and Item 1A of Part II of our Quarterly Report on Form 10-Q filed with the Commission on August 12, 2013.

Because we generally do not mark our debt investments or real estate-related liabilities to market, the realizable value of specific debt investments and liabilities may be higher or lower than the value used in the calculation of our NAV.

We do not undertake to mark to market our debt investments or real estate-related liabilities, but rather these assets and liabilities are generally included in our determination of NAV at an amount determined in accordance with GAAP. As a result, the realizable value of specific debt investments and liabilities used in the calculation of our NAV may be higher or lower than the value that would be derived if such debt investments or liabilities were marked to market. In some cases such difference may be significant. For example, in Note 7 to our financial statements beginning on page 3 of this Quarterly Report on Form 10-Q for the nine months ended September 30, 2013, we disclosed that the estimated fair value of our debt liabilities, net of the fair value of our debt investments, was $52.3 million higher than the GAAP carrying balance, meaning that if we used the fair value of our debt rather than the carrying balance, our NAV would have been lower by approximately $52.3 million as of September 30, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Redemption Program and other redemptions

As of September 30, 2013, no material changes had occurred to our Class E Share Redemption Program (the “Class E SRP”) or our separate Class A, W and I Share Redemption Program (the “Class AWI SRP”) as discussed in Item 5 of our Annual Report on Form 10-K filed with the Commission on March 19, 2013.

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

In aggregate, for the three months ended September 30, 2013, we redeemed approximately 2.1 million shares of common stock pursuant to the Class E SRP for approximately $14.5 million, as described further in the table below. We did not redeem any Class A, Class W or Class I shares pursuant to the Class AWI SRP during the three months ended September 30, 2013.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
July 1—July 31, 2013	3,630	$6.83	3,630	—
August 1—August 31, 2013	355	6.83	355	—
September 1—September 30, 2013	2,107,202	6.87	2,107,202	—

Total	2,111,187	$6.87	2,111,187	—

(1)	Redemptions are limited under the Class E SRP and the Class AWI SRP as described above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed March 21, 2012

3.2	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.3	Articles Supplementary (Class A shares), incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.4	Articles Supplementary (Class W shares), incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.5	Articles Supplementary (Class I shares), incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.6	Third Amended and Restated Bylaws, incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K, filed July 12, 2012

4.1	Fourth Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed July 12, 2012

4.2	Class E Share Redemption Program, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed July 12, 2012

4.3	Class A, W and I Share Redemption Program, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed July 12, 2012

4.4	Statement regarding transfer restrictions, preferences, limitations and rights of holders of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-11 (No. 333-175989), filed April 15, 2013

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Consent of Altus Group U.S., Inc.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

Date: November 12, 2013	/s/ JEFFREY L. JOHNSON
Jeffrey L. Johnson Chief Executive Officer

Date: November 12, 2013	/s/ M. KIRK SCOTT
M. Kirk Scott Chief Financial Officer and Treasurer