Form 10-K
period 2013-12-31
Dividend Capital Diversified Property Fund Inc.
filed 2014-03-10
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Class A Shares of Common Stock, $0.01 par value

Class W Shares of Common Stock, $0.01 par value

Class I Shares of Common Stock, $0.01 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no established market for the Registrant’s shares of common stock. The Registrant publishes a daily net asset value (“NAV”), based on procedures and methodologies established by its board of directors, with an NAV on June 28, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, of $6.83 per share for its unclassified shares of common stock (referred to as “Class E” shares) and each of its Class A, Class W and Class I classes of common stock. As of December 31, 2013, the daily NAV was $6.93 per share for each of its Class E, Class A, Class W and Class I classes of common stock.

There were approximately 173,822,809 outstanding shares of Class E common stock, 12,375 outstanding shares of Class A common stock, 12,375 outstanding shares of Class W common stock, and 1,556,036 outstanding shares of Class I common stock, held by non-affiliates, as of June 28, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of February 28, 2014, 171,984,070 shares of Class E common stock, 457,206 shares of Class A common stock, 324,525 shares of Class W common stock, and 4,341,011 shares of Class I common stock of the Registrant, each with a par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders, which we will file no later than April 30, 2014, are incorporated by reference in Part III.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2013

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	the impact of macroeconomic trends, such as the unemployment rate and availability of credit, which may have a negative effect on the following, among other things:

•	the fundamentals of our business, including overall market occupancy, tenant space utilization, and rental rates;

•	the financial condition of our tenants, some of which are financial, legal and other professional firms, our lenders, and institutions that hold our cash balances and short-term investments, which may expose us to increased risks of breach or default by these parties; and

•	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis;

•	general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate);

•	our ability to effectively raise and deploy proceeds from our ongoing public offering of Class A, Class W and Class I shares;

•	risks associated with the availability and terms of debt and equity financing and the use of debt to fund acquisitions and developments, including the risk associated with interest rates impacting the cost and/or availability of financing;

•	the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of real estate investment trusts (“REITs”));

•	conflicts of interest arising out of our relationships with Dividend Capital Total Advisors Group LLC (the “Sponsor”), Dividend Capital Total Advisors LLC (the “Advisor”), and their affiliates;

•	changes in accounting principles, policies and guidelines applicable to REITs;

•	environmental, regulatory and/or safety requirements; and

•	the availability and cost of comprehensive insurance, including coverage for terrorist acts.

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

Our Advisor

We are managed by the Advisor, which is wholly owned by our Sponsor. Our Advisor was formed as a Delaware limited liability company in April 2005. Subject to oversight by our board of directors, we rely on our Advisor to manage our day-to-day activities and to implement our investment strategy. In addition, subject to the oversight, review and approval of our board of directors, our Advisor undertakes to, among other things, research, identify, review and make investments in and dispositions of real property and real estate-related investments on our behalf consistent with our investment policies and objectives. Our Advisor performs its duties and responsibilities under an advisory agreement with us (the “Advisory Agreement”) as a fiduciary of ours and our stockholders. The term of the Advisory Agreement is for one year, subject to renewals by our board of directors for an unlimited number of successive one-year periods. The current term of the Advisory Agreement expires on June 30, 2014. Our officers and our two interested directors are all employees of an affiliate of our Advisor.

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

We also continue to sell shares of our unclassified common stock, which we refer to as “Class E” shares, pursuant to our distribution reinvestment plan offering.

Since commencing formal business operations on April 3, 2006, through December 31, 2013, we had raised approximately $1.7 billion in net proceeds from public and private offerings of common stock and OP Units (defined below). As of December 31, 2013, we had approximately 171,254,036 Class E shares, 216,745 Class A shares, 208,889 Class W shares, and 4,327,085 Class I shares outstanding, and our Operating Partnership had outstanding OP Units held by third-party investors representing approximately a 7.0% limited partnership interest.

Our Classes of Common Stock

We have four classes of common stock: Class E, Class A, Class W and Class I shares. The payment of class-specific expenses results in different amounts of distributions being paid with respect to each class of shares. In addition, as a result of the different ongoing fees and expenses allocable to each share class, each share class could have a different NAV per share. If the NAV of our classes are different, then changes to our assets and liabilities that are allocable based on NAV may also be different for each class. Our four classes of common stock also have different rights upon liquidation to the extent that their NAV per share differs. In the event of a liquidation event, our assets, or the proceeds therefrom, will be distributed ratably in proportion to the respective NAV for each class until the NAV for each class has been paid. Other than differing allocable fees and expenses and liquidation rights, Class E shares, Class A shares, Class W shares, and Class I shares have identical rights and privileges.

Our Operating Partnership

We own all of our interests in our investments through our Operating Partnership or its subsidiaries. We are the sole general partner of our Operating Partnership. In addition, we have contributed 100% of the proceeds received from our offerings of common stock to our Operating Partnership in exchange for partnership units representing our interest as a limited partner of the Operating Partnership. As of December 31, 2013, we had invested approximately $1.6 billion in the Operating Partnership in exchange for a 93.0% limited partnership interest. We refer to partnership units in the Operating Partnership as “OP Units.” As of December 31, 2013, our Operating Partnership had outstanding OP Units held by third-party investors representing approximately a 7.0% limited partnership interest. These units were issued by the Operating Partnership in connection with its exercise of options to acquire certain tenancy-in-common interests sold to such investors pursuant to private placements previously conducted by the Operating Partnership. The holders of OP Units (other than us) generally have the right to cause the Operating Partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both.

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

One fundamental element of the valuation process, the valuation of our real property portfolio, is managed by Altus Group U.S., Inc., an independent valuation firm approved by our board of directors, including a majority of our independent directors (the “Independent Valuation Firm”). Altus Group is a multidisciplinary provider of independent, commercial real estate consulting and advisory services in multiple offices around the world, including Canada, the U.K., Australia, the United States and Asia Pacific. Altus Group is engaged in the business of valuing commercial real estate properties and is not affiliated with us or the Advisor.

Our NAV is calculated for each of our share classes after the end of each business day that the New York Stock Exchange is open for unrestricted trading by ALPS Fund Services Inc., a third-party firm approved by our board of directors, including a majority of our independent directors (our “NAV Accountant”). Our NAV is not audited by our independent registered public accounting firm. See Part II, Item 5 and Exhibit 99.1 of this Annual Report on Form 10-K for a more detailed description of our valuation procedures and valuation components, and our NAV as of December 31, 2013.

Our Portfolio

We are currently invested in a diverse portfolio of real properties and, to a lesser extent, real estate-related debt investments. Our investment in real property consists of office, industrial, and retail properties located in North America. As of December 31, 2013, our real property portfolio was approximately 93.6% leased. Additionally, we are invested in certain real estate-related debt investments, including originating and participating in mortgage loans secured by real estate, junior portions of first mortgages on commercial properties (“B-notes”), and mezzanine debt (herein referred to as “debt related investments”).

As of December 31, 2013, we had total gross investments with an estimated fair value of approximately $2.6 billion (calculated in accordance with our valuation procedures), comprised of approximately $2.5 billion in gross investments in real property and approximately $123.9 million in net debt related investments.

As of December 31, 2013, we had four reportable operating segments: office property, industrial property, retail property and debt related investments. Operating results from our business segments are discussed further in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Whenever we refer to the “fair value” of our real estate investments in this Annual Report on Form 10-K, we are referring to the fair value as determined pursuant to our valuation procedures, unless stated otherwise.

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

Investment Strategy

Our investment strategy is designed to focus first on generating income to support the quarterly dividend, second, to focus on protecting capital and third to grow net asset value over time. We seek to leverage our extensive knowledge of targeted real estate markets and property types to capitalize on opportunities where there is a disconnect between our assessment of an investment’s intrinsic value relative to market value. In addition, we seek to optimize the value of our portfolio through strategic financing, diligent asset management and selective asset disposition.

We believe that the more opportunities we see to invest our capital, the more selective we can be in choosing strategic and accretive investments, which we believe may result in attractive total returns for our stockholders. Seeing more opportunities may also allow us to be consistent and meaningful investors throughout different cycles. We invest across multiple markets, so when we believe one market is overvalued we patiently wait and focus on another market that we believe is overlooked.

We also believe that value is based on the investment’s ability to produce cash flow and not what the next buyer will pay at any point in time. We focus on select, targeted markets that exhibit characteristics of being supply-constrained with strong demand from tenants seeking quality space.

We primarily target direct investments, through equity interests and/or joint ventures, in our four target property categories of office, industrial, retail and multifamily. Although we do not currently own multifamily investments, we will consider multifamily investment opportunities going forward. To a lesser extent we may invest in other types of real estate including, but not limited to, hospitality, medical offices, student housing and unimproved land. We anticipate that the majority of our real property investments will be made in the United States, although we may also invest in Canada and Mexico, and potentially elsewhere on a limited basis, to the extent that opportunities exist that may help us meet our investment objectives.

To provide diversification to our portfolio, we have and may continue to invest in real estate-related debt, which will generally include originating and participating in mortgage loans secured by real estate, mezzanine debt and other related investments. Any investments in real estate-related securities will generally focus on debt and equity issued by public and private real estate companies and certain other securities, with the primary goal of such investments being the preservation of liquidity in support of our share redemption program.

Diversification Across Real Estate Investment Types

Our objective is to build a high-quality, diversified real estate portfolio. Although there can be no assurance that we will achieve this objective, we intend to diversify our portfolio by key portfolio attributes including, but not limited to, (1) property type, (2) target market, with consideration given to geographic concentrations, (3) average lease terms and portfolio occupancy expectations, (4) tenant concentrations, including credit and exposure to particular businesses or industries and (5) debt profile with the goal of maximizing flexibility while seeking to minimize cost and mitigate the risks associated with changes in interest rates and debt maturities.

As of December 31, 2013, our real estate portfolio primarily consists of investments in real property and debt related investments, which comprise approximately 95% and 5%, respectively, of the fair value of our real estate investments.

Real Property

We generally utilize a long-term hold strategy for strategic investments within our portfolio of real estate assets. The majority of our current portfolio consists of primarily “core” or “core-plus” properties that have significant operating histories and existing leases whereby a significant portion of the total investment return is expected to be derived from current income. In addition, we have invested in a relatively smaller proportion of “value added” opportunities that have arisen in circumstances where we have determined that a real property may be situationally undervalued or where product re-positioning, capital expenditures and/or improved property management may increase cash flows, and where the total investment return is generally expected to have a relatively larger component derived from capital appreciation. As of December 31, 2013, we had invested in a total of 82 operating properties located in 30 geographic markets throughout the United States at a total gross investment amount of approximately $2.6 billion aggregating approximately 15.3 million net rentable square feet. Furthermore, we have also invested in a small number of “opportunistic” real property investments that are either in various stages of development or that have a significant portion of the total investment return derived from capital appreciation.

Debt Related Investments

To date, our debt related investments have consisted primarily of (i) originations of and participations in commercial mortgage loans secured by real estate, (ii) B-notes, and (iii) mezzanine debt and other related investments secured by equity interests in entities that indirectly own real properties. As of December 31, 2013, we had 14 distinct debt related investments secured by real properties (or by equity interests in entities that indirectly own real properties) located in 12 geographic markets with a total net investment amount of approximately $123.9 million.

Diversification Across Real Property Sectors

Through our investments in real properties and debt related investments, we made direct investments, via equity interests and/or joint ventures, in real properties in multiple sectors, including office, industrial, and retail. In the future, we may also invest in multifamily, hospitality, and other real property types.

The chart below describes the diversification of our investment portfolio across real property type. Percentages in the chart correspond to the fair value as of December 31, 2013.

Diversification Across Geographic Regions

Through our investments in real property and debt related investments, we also seek diversification across multiple geographic regions primarily located in the United States. The chart below shows the current allocations of our investments across geographic regions within the continental United States, as defined by the National Council of Real Estate Investment Fiduciaries (“NCREIF”), for our operating real property and debt related investments. Percentages in the chart correspond to our fair value as of December 31, 2013. As of December 31, 2013, our real property investments were geographically diversified across 30 markets throughout eight regions. Our debt related investments are located in six additional markets resulting in a combined portfolio allocation across 36 markets and eight regions.

To date, and for the foreseeable future, the majority of our real property investments will be made in the United States, although we may also invest in Canada and Mexico, and potentially elsewhere on a limited basis, to the extent opportunities exist that may help us meet our investment objectives.

Diversification Across Tenant Profiles and Lease Terms

We believe that the tenant base that occupies our real property assets is generally stable and well-diversified. As of December 31, 2013, our consolidated operating real properties had leases with approximately 450 tenants. We intend to maintain a well-diversified mix of tenants to limit our exposure to any single tenant or industry. Our diversified investment strategy inherently provides for tenant diversity, and we continue to monitor our exposure relative to our larger tenant industry sectors. The following table describes our top ten tenant industry sectors based on annualized base rent as of December 31, 2013.

Industry Sector	Number of Leases	Annualized Base Rent (1)	% of Annualized Base Rent	Occupied Square Feet	% of Occupied Square Feet
Professional, Scientific and Technical Services	68	$27,534	13.9%	1,292	9.1%
Securities, Commodities, Fin. Inv./Rel. Activites	22	25,349	12.8%	683	4.8%
Food and Beverage Stores	34	22,440	11.4%	1,499	10.5%
Publishing Information (except Internet)	3	17,479	8.8%	410	2.9%
Computer and Electronic Product Manufacturing	10	6,801	3.4%	609	4.3%
Administrative and Support Services	23	6,468	3.3%	332	2.3%
Insurance Carriers and Related Activities	12	5,977	3.0%	449	3.1%
Truck Transportation	5	5,874	3.0%	973	6.8%
Miscellaneous Store Retailers	18	5,722	2.9%	955	6.7%
Chemical Manufacturing	6	5,545	2.8%	503	3.5%
Other (2)	351	68,324	34.7%	6,565	46.0%

Total	552	$197,513	100.0%	14,270	100.0%

(1)	Annualized base rent represents the annualized monthly base rent of executed leases as of December 31, 2013.
(2)	Other industry sectors include 49 additional sectors.

Our properties are generally leased to tenants for the longer term and as of December 31, 2013, the weighted average remaining term of our leases was approximately 7.1 years, based on contractual remaining base rent, and 4.7 years, based on leased square footage. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a schedule of expiring leases for our consolidated operating properties by annualized base rent and square footage as of December 31, 2013.

Tenant Concentration

Revenue from our lease with Charles Schwab & Co., Inc, as master tenant of one of our office properties, represented approximately 11.7% of our total revenue from continuing operations for the year ended December 31, 2013. For the year ended December 31, 2013, with respect to our entire real property and debt related investment portfolio, we did not earn revenues from any other single tenant or borrower in excess of 10% of our total revenue. See “Concentration of Credit Risk” in Note 3 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for information regarding the top five tenants as a percentage of consolidated annual base rent and occupied square feet.

Leverage

We use financial leverage to provide additional funds to support our investment activities. We calculate our leverage for reporting purposes as our total borrowings, calculated on the basis of accounting principles generally accepted in the United States (“GAAP”), divided by the fair value of our real property and debt related investments. Based on this methodology, as of December 31, 2013, our leverage was 50%. There are other methods of calculating our overall leverage ratio that may differ from this methodology, such as the methodology used in determining our compliance with corporate borrowing covenants. Our current leverage target is between 40-60%. Although we will generally work to maintain the targeted leverage ratio over the near term, we may change our targeted leverage ratio from time to time. In addition, we may vary from our target leverage ratio from time to time, and there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Our board of directors may from time to time modify our borrowing policy in light of then-current economic conditions, the relative costs of debt and equity capital, the fair values of our properties, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors.

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

There is no public market for the shares of our common stock and we currently have no obligation or plans to apply for listing on any public securities market. Therefore, redemption of shares by us will likely be the only way for you to dispose of your shares. We will redeem shares at a price equal to the NAV per share of the class of shares being redeemed on the date of redemption, and not based on the price at which you initially purchased your shares. We may redeem Class A, Class W or Class I shares if holders of such shares fail to maintain a minimum balance of $2,000 in shares, even if your failure to meet the minimum balance is caused solely by a decline in our NAV. Subject to limited exceptions, Class A, Class W or Class I shares redeemed within 365 days of the date of purchase will be subject to a short-term trading discount equal to 2% of the gross proceeds otherwise payable with respect to the redemption, which will inure indirectly to the benefit of our remaining stockholders. As a result of this and the fact that our NAV will fluctuate, you may receive less than the price you paid for your shares upon redemption by us pursuant to our share redemption programs.

Our ability to redeem your shares may be limited, and our board of directors may modify, suspend or terminate our share redemption programs at any time.

Generally, our Class A, Class W and Class I share redemption program imposes a quarterly cap on net redemptions of each of our Class A, Class W and Class I share classes equal to the amount of shares of such class with an aggregate value (based on the redemption price per share on the day the redemption is effected) of up to 5% of the NAV of such class as of the last day of the previous calendar quarter. Our Class E share redemption program is even more limited, as it generally does not permit redemptions during any consecutive 12-month period in excess of 5% of the number of Class E shares of common stock outstanding at the beginning of such 12-month period. If we do not raise significant proceeds in the Class A, Class W and Class I offering, we do not currently expect to reach the redemption volume limit of our Class E share redemption program.

The vast majority of our assets will consist of properties which cannot generally be readily liquidated on short notice without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy redemption requests. Our board of directors may modify, suspend or terminate our share redemption programs. As a result, your ability to have your shares redeemed by us may be limited, and our shares should be considered as having only limited liquidity and at times may be illiquid. See Part II, Item 5 “Share Redemption Program and Other Redemptions” for more information.

A portion of the proceeds raised in the Class A, Class W and Class I offering are intended to be used to redeem Class E shares, and such portion of the proceeds may be substantial.

We intend to use a portion of the proceeds from the Class A, Class W and Class I offering to enhance liquidity for our Class E stockholders through our Class E share redemption program. Each calendar quarter we intend to make available for Class E share redemptions an amount equal to (i) funds received from the sale of Class E shares under our distribution reinvestment plan during such calendar quarter, plus (ii) 50% of the difference between (a) the proceeds (net of sales commissions) received by us from the sale of Class A, Class W and Class I shares in any public primary offering and under our distribution reinvestment plan during the most recently completed calendar quarter, and (b) the dollar amount used to redeem Class A, Class W and Class I shares during the most recently completed calendar quarter pursuant to the Class A, Class W and Class I share redemption program, less (iii) funds used for redemptions of Class E shares in the most recently completed quarter in excess of such quarter’s applicable redemption cap due to qualifying death or disability requests of a stockholder during such calendar quarter. However, our board of directors may from time to time authorize funds for redemptions of Class E shares in greater or lower amounts. If we cannot provide this amount of liquidity under our Class E share redemption program due to the program’s volume limitations, our board of directors may consider authorizing one or more self tender offers for outstanding Class E shares, but there is no assurance it will do so.

Our share redemption program for Class E shares imposes greater restrictions on the amount of Class E shares that can be redeemed in any given quarter, compared with our share redemption program for Class A, Class W, and Class I shares. As a result of such restrictions, coupled with higher demand for redemptions, we have honored Class E share redemption requests on a pro rata basis since March 2009, being unable to satisfy all requests. There is significant pent up demand from Class E holders to redeem their shares under our current Class E share redemption program, and we plan to use a portion of the proceeds from the Class A, Class W and Class I offering to satisfy such redemption requests. As a result, we may have fewer offering proceeds available to retire debt or acquire additional properties, which may result in reduced liquidity and profitability or restrict our ability to grow our NAV.

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

The valuation methodologies used to value our properties and certain real estate-related assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. In addition, we do not undertake to mark to market our debt investments or real estate-related liabilities, but rather these assets and liabilities are generally included in our determination of NAV at an amount determined in accordance with GAAP. As a result, valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of the Independent Valuation Firm and other parties involved in the valuation of our assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities can only be determined by negotiation between a willing buyer and seller. Valuations used for determining our NAV also are made without consideration of the expenses that would be incurred in connection with disposing of assets and liabilities. Therefore, the valuations of our properties, our investments in real estate-related assets and our liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. Our NAV does not currently represent enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. There will be no retroactive adjustment in the valuation of such assets or liabilities, the price of our shares of common stock, the price we paid to redeem shares of our common stock or NAV-based fees we paid to the Advisor and the Dealer Manager to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price you will pay for shares of our common stock in our offerings, and the price at which your shares may be redeemed by us pursuant to our share redemption programs, are based on our estimated NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.

In order to disclose a daily NAV, we are reliant on the parties that we engage for that purpose, in particular the Independent Valuation Firm and the appraisers that we hire to value and appraise our real estate portfolio.

In order to disclose a daily NAV, our board of directors, including a majority of our independent directors, has adopted valuation procedures and caused us to engage independent third parties such as the Independent Valuation Firm, to value our real estate portfolio on a daily basis, and independent appraisal firms, to provide periodic appraisals with respect to our properties. We have also engaged a firm to act as the NAV Accountant and may engage other independent third parties or our Advisor to value other assets or liabilities. Although our board of directors, with the assistance of the Advisor, oversees all of these parties and the reasonableness of their work product, we will not independently verify our NAV or the components thereof, such as the appraised values of our properties. Our management’s assessment of the market values of our properties may also differ from the appraised values of our properties as determined by the Independent Valuation Firm. If the parties engaged by us to determine our daily NAV are unable or unwilling to perform their obligations to us, our NAV could be inaccurate or unavailable, and we could decide to suspend our offerings and our share redemption programs.

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

No rule or regulation requires that we calculate our NAV in a certain way, and our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures.

There are no existing rules or regulatory bodies that specifically govern the manner in which we calculate our NAV. As a result, it is important that you pay particular attention to the specific methodologies and assumptions we use to calculate our NAV. Other public REITs may use different methodologies or assumptions to determine their NAV. In addition, each year our board of directors, including a majority of our independent directors, will review the appropriateness of our valuation procedures and may, at any time, adopt changes to the valuation procedures. For example, we currently do not undertake to mark to market our debt investments or real estate-related liabilities, but rather these assets and liabilities are generally included in our determination of NAV at an amount determined in accordance with GAAP. As a result, the realizable value of specific debt investments and real property assets encumbered by debt that are used in the calculation of our NAV may be higher or lower than the value that would be derived if such debt investments or property-related liabilities were marked to market. In some cases such difference may be significant. We also do not currently include any enterprise value or real estate acquisition costs in our assets calculated for purposes of our NAV. If we acquire real property assets as a portfolio, we may pay a premium over the amount that we would pay for the assets individually. Our board of directors may change these or other aspects of our valuation procedures, which changes may have an adverse effect on our NAV and the price at which you may redeem shares under our share redemption programs. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Net Asset Value Calculation” and our valuation procedures attached as Exhibit 99.1 to this Annual Report on Form 10-K for more details regarding our valuation methodologies, assumptions and procedures.

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

Our valuation procedures generally provide that the Independent Valuation Firm will adjust a real property’s valuation, as necessary, based on known events that have a material impact on the most recent value (adjustments for non-material events may also be made). We are dependent on our Advisor to be reasonably aware of material events specific to our properties (such as tenant disputes, damage, litigation and environmental issues, as well as positive events such as new lease agreements) that may cause the value of a property to change materially and to promptly notify the Independent Valuation Firm so that the information may be reflected in our real estate portfolio valuation. Events may transpire that, for a period of time, are unknown to us or the Independent Valuation Firm that may affect the value of a property, and until such information becomes known and is processed, the value of such asset may differ from the value used to determine our NAV. In addition, although we may have information that suggests a change in value of a property may have occurred, there may be a delay in the resulting change in value being reflected in our NAV until such information is appropriately reviewed, verified and processed. For example, we may receive an unsolicited offer, from an unrelated third party, to sell one of our assets at a price that is materially different than the price included in our NAV. Or, we may be aware of a new lease, lease expiry, or entering into a contract for capital expenditure. Where possible, adjustments generally are made based on events evidenced by proper final documentation. It is possible that an adjustment to the valuation of a property may occur prior to final documentation if the Independent Valuation Firm determines that events warrant adjustments to certain assumptions that materially affect value. However, to the extent that an event has not yet become final based on proper documentation, its impact on the value of the applicable property may not be reflected (or may be only partially reflected) in the calculation of our NAV.

Because we generally do not mark our debt investments or real estate-related liabilities to market, the realizable value of specific debt investments and real property assets that are encumbered by debt may be higher or lower than the value used in the calculation of our NAV.

We do not undertake to mark to market our debt investments or real estate-related liabilities, but rather these assets and liabilities are generally included in our determination of NAV at an amount determined in accordance with GAAP. As a result, the realizable value of specific debt investments and real property assets that are encumbered by debt used in the calculation of our NAV may be higher or lower than the value that would be derived if such debt investments or liabilities were marked to market. In some cases such difference may be significant. For example, in Note 8 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for the year ended December 31, 2013, we disclosed that the estimated fair value of our debt liabilities, net of the fair value of our debt investments, was $40.6 million higher than the GAAP carrying balance, meaning that if we used the fair value of our debt rather than the carrying balance, our NAV would have been lower by approximately $40.6 million as of December 31, 2013.

Due to daily fluctuations in our NAV, the price at which your purchase is executed could be higher than our NAV per share at the time you submit your purchase order, and the price at which your redemption is executed could be lower than our NAV per share at the time you submit your redemption request.

The purchase and redemption price for shares of our common stock will be determined at the end of each business day based on our NAV and will not be based on any established trading price. In our Class A, Class W and Class I offering, each accepted purchase order will be executed at a price equal to our NAV per share for the class of shares being purchased next determined after the purchase order is received in good order, plus, for Class A shares sold in the primary offering only, any applicable selling commissions. For example, if a purchase order is received in good order on a business day and before the close of business (4:00 p.m. Eastern time) on that day, the purchase order will be executed at a purchase price equal to our NAV per share for the class of shares being purchased determined after the close of business on that day, plus, for Class A shares sold in the primary offering only, any applicable selling commissions. If a purchase order is received in good order on a business day, but after the close of business on that day, the purchase order will be executed at a purchase price equal to our NAV per share for the class of shares being purchased determined after the close of business on the next business day, plus, for Class A shares sold in the primary offering only, any applicable selling commissions. Similarly, redemption requests received in good order will be effected at a redemption price equal to the next-determined NAV per share for the class of shares being redeemed (subject to a 2% short-term trading discount in certain circumstances). In addition, there may be a delay between your purchase or redemption decision and the execution date caused by time necessary for you and your participating broker-dealer to put a purchase order or redemption request in “good order,” which means, for these purposes, that all required information has been completed, all proper signatures have been provided, and, for purchase orders, funds for payment have been provided. As a result of this process, you will not know the purchase or redemption price at the time you submit your purchase order or redemption request. The purchase price per share at which your purchase order is executed could be higher than the NAV per share on the date you submitted your purchase order, and the redemption price per share at which your redemption request is executed could be lower than the NAV per share on the date you submitted your redemption request.

For the years ended December 31, 2012 and 2011, we experienced annual net losses and in the future we may experience additional losses that could adversely impact our NAV and our ability to conduct operations, make investments and pay distributions.

For the years ended December 31, 2012 and 2011, we had respective net losses, as determined in accordance with GAAP, of approximately $22.4 million and $64.6 million. In the event that we continue to incur net losses in the future, we may have less money available to make investments and pay distributions, and our NAV, financial condition, results of operations, cash flow and ability to service our indebtedness may be adversely impacted.

Our NAV and the NAV of your shares may be diluted in connection with our Class A, Class W and Class I offering and future securities offerings.

In connection with the Class A, Class W and Class I offering, we incur fees and expenses. Excluding selling commissions (which are effectively paid by purchasers of Class A shares in the primary offering at the time of purchase, because the purchase price of such shares is equal to the NAV per Class A share plus the selling commission, and therefore have no effect on our NAV), we expect to incur up to $15 million in primary dealer fees and approximately $16.8 million in organization and offering expenses, which will decrease the amount of cash we have available for operations and new investments. In addition, because the prices of shares sold in the Class A, Class W and Class I offering are based on our NAV, the offering may be dilutive if our NAV procedures do not fully capture the value of our shares and/or we do not utilize the proceeds accretively.

In the future we may conduct other offerings of common stock (whether existing or new classes), preferred stock, debt securities or of interests in our Operating Partnership. We may also amend the terms of the Class A, Class W and Class I offering. We may structure or amend such offerings to attract institutional investors or other sources of capital in connection with efforts to provide additional Class E liquidity or otherwise. The terms of the Class A, Class W and Class I offering will reduce the NAV of your shares over time in accordance with our valuation procedures and the terms of the Class A, Class W and Class I offering and future offerings (such as the offering price and the distribution fees and expenses) may negatively impact our ability to pay distributions and your overall return.

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

Our investors may be at a greater risk of loss than the Advisor and members of our management team, because they have a limited equity investment in us.

As of December 31, 2013, the Advisor and members of our management team (excluding our independent directors, who each own 30,000 Class E shares) have invested approximately $1.7 million in us. Therefore, they have relatively little exposure to loss. Our investors may be at a greater risk of loss because the Advisor and other members of our management do not have as much to lose from a decrease in the value of our shares.

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

In prior years, our distributions had been funded through a combination of both our operations and borrowings. Although our distributions during 2013 and 2012 were fully funded from our operations, in the future we may fund distributions from other sources. Our long-term strategy is to fund the payment of quarterly distributions to our stockholders entirely from our operations over time. However, if we are unsuccessful in investing the capital we raise in our Class A, Class W and Class I offering on an effective and efficient basis, we may be required to fund our quarterly distributions to our stockholders from a combination of our operations and financing activities, which include net proceeds of our Class A, Class W and Class I offering and borrowings (including borrowings secured by our assets). Using certain of these sources may result in a liability to us, which would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for new investments, repayment of debt, share redemptions and other corporate purposes, and potentially reduce your overall return and adversely impact and dilute the value of your investment in shares of our common stock. We may pay distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds.

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

The performance component of the advisory fee is calculated on the basis of the overall non-compounded investment return provided to holders of Fund Interests (i.e., our Class E shares, Class A shares, Class W shares and Class I shares, along with the Class E OP Units held by third parties) over a calendar year such that the Advisor will receive 25% of the overall return in excess of 6%; provided that in no event will the performance component exceed 10% of the overall return for such year. The overall non-compounded investment return provided to holders of Fund Interests over any applicable period is a dollar amount defined as the product of (i) the amount, if any, by which (A) the sum of (1) the weighted-average distributions per Fund Interest over the applicable period, and (2) the ending weighted-average NAV per Fund Interest, exceeds (B) the beginning weighted-average NAV per Fund Interest and (ii) the weighted-average number of Fund Interests outstanding during the applicable period. The weighted-average NAV per Fund Interest calculated on the last trading day of a calendar year shall be the amount against which changes in weighted-average NAV per Fund Interest are measured during the subsequent calendar year. However, the performance component will not be earned on any increase in the weighted-average NAV per Fund Interest except to the extent that it exceeds the historically highest year-end weighted-average NAV per Fund Interest since the commencement of our daily NAV calculations ($6.93 as of December 31, 2013). The foregoing NAV thresholds are subject to adjustment by our board of directors. Therefore, payment of the performance component of the advisory fee (1) is contingent upon the overall return to the holders of Fund Interests exceeding the 6% return, (2) will vary in amount based on our actual performance, (3) cannot cause the overall return to the holders of Fund Interests for the year to be reduced below 6%, and (4) is payable to the Advisor if the overall return to the holders of Fund Interests exceeds the 6% return in a particular calendar year, even if the overall return to the holders of Fund Interests on a cumulative basis over any longer or shorter period has been less than 6% per annum. Additionally, the Advisor will provide us with a waiver of a portion of its fees generally equal to the amount of the performance component that would have been payable with respect to the Class E shares and the Class E OP Units held by third parties until the NAV of such shares or units exceeds $10.00 per share or unit, the benefit of which will be shared among all holders of Fund Interests.

As a result, the performance component is not directly tied to the performance of the shares you purchase, the class of shares you purchase, or the time period during which you own your shares. The performance component may be payable to the Advisor even if the NAV of your shares at the end of the calendar year is below your purchase price, and the thresholds at which increases in NAV count towards the overall return to the holders of Fund Interests are not based on your purchase price. Because of the class-specific expenses consisting of the dealer manager fees and the distribution fees, which differ among classes, we do not expect the overall return of each class of Fund Interests to ever be the same. However, if and when the performance fee is payable, the expense will be allocated among all holders of Fund Interests ratably according to the NAV of their units or shares, regardless of the different returns achieved by different classes of Fund Interests during the year. Further, stockholders who redeem their shares during a given year may redeem their shares at a lower NAV per share as a result of an accrual for the estimated performance component of the advisory fee, even if no performance component is ultimately payable to the Advisor at the end of such calendar year. In addition, if the weighted-average NAV per Fund Interest remains above certain threshold levels, the Advisor’s ability to earn the performance fee in any year will not be affected by poor performance in prior years, and the Advisor will not be obligated to return any portion of advisory fees paid based on our subsequent performance.

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

At some point in the future, we may consider internalizing the functions performed for us by the Advisor, although we do not currently intend to do so. The method by which we could internalize these functions could take many forms. We may hire our own group of executives and other employees or we may acquire the Advisor or its respective assets, including its existing workforce. Any internalization transaction could result in significant payments to the owners of the Advisor, including in the form of our stock which could reduce the percentage ownership of our then existing stockholders and concentrate ownership in the owner of our Advisor. In addition, there is no assurance that internalizing our management functions will be beneficial to us and our stockholders. For example, we may not realize the perceived benefits because of the costs of being self-managed or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by the Advisor or its affiliates. Internalization transactions have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce our NAV and the amount of funds available for us to invest in real estate assets or to pay distributions.

If we were to internalize our management or if another investment program, whether sponsored or advised by affiliates of our Sponsor or otherwise, hires the employees of the Advisor or its affiliates in connection with its own internalization transaction or otherwise, our ability to conduct our business may be adversely affected.

We rely on persons employed by the Advisor or its affiliates to manage our day-to-day operating and acquisition activities. If we were to effectuate an internalization of the Advisor, we may not be able to retain all of the employees of the Advisor or its affiliates or to maintain relationships with other entities sponsored or advised by affiliates of our Sponsor. In addition, some of the employees of the Advisor or its affiliates may provide services to one or more other investment programs. These programs or third parties may decide to retain some or all of the key employees in the future. If this occurs, these programs could hire certain of the persons currently employed by the Advisor or its affiliates who are most familiar with our business and operations, thereby potentially adversely impacting our business.

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

Dealer manager fees and distribution fees are allocated on a class-specific basis, which means that the expenses are borne by all holders of the applicable class. For example, an investor who acquired Class A shares in a private offering will be allocated a proportional share of the dealer manager fees and distribution fees we pay with respect to Class A shares sold in our ongoing public offering of Class A, Class W and Class I shares. Such Class A expenses are allocated among all Class A shares ratably, regardless of how each Class A stockholder acquired his or her shares. As a result, purchasers of Class A, Class W or Class I shares in our ongoing public offering will likely be impacted by class-specific expenses that we pay with respect to future offerings of Class A, Class W and Class I shares. Specifically, we intend to operate as a perpetual-life REIT with respect to Class A, Class W and Class I stockholders, which means that we intend to offer Class A, Class W and Class I shares continuously. In order to do so, we will be required to file a new registration statement to register additional Class A, Class W and Class I shares of common stock with the Commission prior to the end of each three-year period following the commencement of our ongoing public offering of Class A, Class W and Class I shares described in Rule 415 under the Securities Act. Dealer manager fees and distribution fees that are payable to our Dealer Manager on an ongoing basis with respect to shares sold in our ongoing public offering of Class A, Class W and Class I shares (i.e., pursuant to our current registration statement) will cease when total underwriting compensation in the offering equals 10% of the gross proceeds from the primary portion of the offering. However, we expect that dealer manager fees and distribution fees will be payable with respect to Class A, Class W and Class I shares sold in subsequent offerings, and that all investors in Class A, Class W and Class I shares will be allocated a proportional share of such class-specific expenses.

RISKS RELATED TO CONFLICTS OF INTEREST

Our Advisor faces a conflict of interest because the fees it receives for services performed are based on our NAV, the procedures for which the Advisor will assist our board of directors in developing, overseeing, implementing and coordinating.

The Advisor assists our board of directors in developing, overseeing, implementing and coordinating our NAV procedures. It assists our Independent Valuation Firm in valuing our real property portfolio by providing the firm with property-level information, including (i) historical and projected operating revenues and expenses of the property; (ii) lease agreements on the property; and (iii) the revenues and expenses of the property. Our Independent Valuation Firm assumes and relies upon the accuracy and completeness of all such information, does not undertake any duty or responsibility to verify independently any of such information and relies upon us and our Advisor to advise if any material information previously provided becomes inaccurate or was required to be updated during the period of its review. In addition, the Advisor may have some discretion with respect to valuations of certain assets and liabilities, which could affect our NAV. Because the Advisor is paid fees for its services based on our NAV, the Advisor could be motivated to influence our NAV and NAV procedures such that they result in an NAV exceeding realizable value, due to the impact of higher valuations on the compensation to be received by the Advisor. Our Advisor may also benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a possible reduction in our NAV that could result from a distribution of the proceeds. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock on a given date may not accurately reflect the value of our portfolio, and your shares may be worth less than the purchase price.

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

All of our Advisor’s management personnel, other employees, affiliates and related parties may also provide services to other entities sponsored or advised by affiliates of our Sponsor, including, but not limited to, Industrial Income Trust Inc. (“IIT”) and Industrial Property REIT Inc. (“IPT”). We are not able to estimate the amount of time that such management personnel and product specialists will devote to our business. As a result, certain of our Advisor’s management personnel and product specialists may have conflicts of interest in allocating their time between our business and their other activities which may include advising and managing various other real estate programs and ventures, which may be numerous and may change as programs are closed or new programs are formed. During times of significant activity in other programs and ventures, the time they devote to our business may decline and be less than we would require. There can be no assurance that our Advisor’s affiliates will devote adequate time to our business activities or that our Advisor will be able to hire adequate additional employees to perform the tasks currently being performed by our Advisor’s affiliates should the amount of time devoted to our business activities by such affiliates prove to be insufficient.

Our Advisor and its affiliates, including our officers and two of our directors, face conflicts of interest caused by compensation arrangements with us and other entities sponsored or advised by affiliates of our Sponsor, which could result in actions that are not in our stockholders’ best interests.

Some of our executive officers, two of our directors and other key personnel are also officers, directors, managers, key personnel and/or holders of an ownership interest in the Advisor, our Dealer Manager, our property manager and/or other entities related to our Sponsor. Our Advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence their advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the Advisory Agreement, the property management agreement and the agreement with the Dealer Manager;

•	recommendations to our board of directors with respect to developing, overseeing, implementing and coordinating our NAV procedures, or the decision to adjust the value of certain of our assets or liabilities if the Advisor is responsible for valuing them;

•	public offerings of equity by us, which may result in increased advisory fees for the Advisor;

•	competition for tenants from entities sponsored or advised by affiliates of our Sponsor that own properties in the same geographic area as us;

•	asset sales, which may allow the Advisor to earn disposition fees and commissions; and

•	investments in assets subject to product specialist agreements with affiliates of the Advisor.

Further, certain advisory fees paid to our Advisor and management and leasing fees paid to the property manager are paid irrespective of the quality of the underlying real estate or property management services during the term of the related agreement. Our Advisor may also be entitled to a disposition fee and a commission upon a property sale, each equal to a percentage of the sales price. These fees and commissions may incentivize our Advisor to recommend the sale of an asset or assets that may not be in our best interests at the time. The premature sale of an asset may add concentration risk to the portfolio or may be at a price lower than if we held the asset. Moreover, our Advisor has considerable discretion with respect to the terms and timing of disposition and leasing transactions. In evaluating investments and other management strategies, the opportunity to earn these fees may lead our Advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as preservation of capital, in order to achieve higher short-term compensation. Considerations relating to compensation to our Advisor and its affiliates from us and other entities sponsored or advised by affiliates of our Sponsor could result in decisions that are not in our stockholders’ best interests, which could hurt our ability to pay our stockholders distributions or result in a decline in the value of our stockholders’ investment. Conflicts of interest such as those described above have contributed to stockholder litigation against certain other externally managed REITs that are not affiliated with us or our Sponsor.

When considering whether to recommend investments through a joint venture or other co-ownership arrangement, the fee arrangements between our Advisor and the proposed joint venture partner may incentivize our Advisor to recommend investing a greater proportion of our resources in joint venture investments than may be in our stockholders’ best interests.

When we invest in assets through joint ventures or other co-ownership arrangements, our Advisor may, directly or indirectly (including, without limitation, through us or our subsidiaries), receive fees from our joint venture partners and co-owners of our properties for the services our Advisor provides to them with respect to their proportionate interests. Fees received from joint venture entities or partners and paid, directly or indirectly (including without limitation, through us or our subsidiaries), to the Advisor may be more or less than similar fees that we pay to the Advisor pursuant to the Advisory Agreement. Because the Advisor may receive fees from our joint venture partners and co-owners in connection with our joint venture or other co-ownership arrangements, the Advisor may be incentivized to recommend a higher level of investment through joint ventures than may otherwise be in the best interests of our stockholders.

The time and resources that entities sponsored or advised by affiliates of our Sponsor devote to us may be diverted and we may face additional competition due to the fact that these entities are not prohibited from raising money for another entity that makes the same types of investments that we target.

Entities sponsored or advised by affiliates of our Sponsor are not prohibited from raising money for another investment entity that makes the same types of investments as those we target. As a result, the time and resources they could devote to us may be diverted. For example, our Dealer Manager is currently involved in other public offerings for other entities sponsored or advised by affiliates of our Sponsor, including IIT and IPT. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may also co-invest with any such investment entity. Even though all such co-investments will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with an unrelated third party.

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

The fees we pay to entities sponsored or advised by affiliates of our Sponsor in connection with our offerings of securities and in connection with the management of our investments were not determined on an arm’s length basis, and therefore, we do not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

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

We may compete with other entities or programs sponsored or advised by affiliates of our Sponsor, including IIT and IPT, for opportunities to acquire or sell investments, which may have an adverse impact on our operations.

We may compete with other entities or programs sponsored or advised by affiliates of our Sponsor, whether existing or created in the future, including IIT and IPT, for opportunities to acquire, finance or sell certain types of real properties. We may also buy, finance or sell real properties at the same time that other entities or programs sponsored or advised by affiliates of our Sponsor, including IIT and IPT, are buying, financing or selling properties. In this regard, there is a risk that our Advisor will advise us to purchase a real property that provides lower returns to us than a real property purchased by an entity or program sponsored or advised by an affiliate of our Sponsor, including IIT and IPT. Certain programs sponsored or advised by affiliates of our Sponsor own and/or manage real properties in geographic areas in which we expect to own real properties. Therefore, our real properties may compete for tenants with other real properties owned and/or managed by other programs sponsored or advised by affiliates of our Sponsor, including IIT and IPT. Our Advisor may face conflicts of interest when evaluating tenant leasing opportunities for our real properties and other real properties owned and/or managed by programs sponsored or advised by affiliates of our Sponsor, including IIT and IPT, and these conflicts of interest may have an adverse impact on our ability to attract and retain tenants.

Programs sponsored or advised by affiliates of our Sponsor may be given priority over us with respect to the acquisition of certain types of investments. As a result of our potential competition with these programs, certain investment opportunities that would otherwise be available to us may not in fact be available. For example, in the event that an investment opportunity with respect to (i) industrial properties located in the U.S. or Mexico or (ii) debt investments related to industrial properties located in the U.S. or Mexico (if such debt is intended to provide the entity making the investment with the opportunity to acquire the equity ownership in the underlying industrial asset) is equally suitable for us and one or more entities sponsored or advised by affiliates of our Sponsor, then our Sponsor and its affiliates will utilize a reasonable allocation method to determine whether the investment is presented to our board of directors as opposed to the board of directors of such other program or programs. Our Sponsor and its affiliates may propose a new allocation procedure, but such procedure may not preclude the allocation of attractive investments to IIT, IPT or other entities sponsored or advised by affiliates of our Sponsor. One of our independent directors, Mr. Charles Duke, is also an independent director for IIT and IPT. If there are any transactions or policies affecting us and IIT or IPT, Mr. Duke will recuse himself from making any such decisions for as long as he holds both positions.

We may also compete with other entities or programs sponsored or advised by affiliates of our Sponsor for opportunities to acquire, finance or sell certain types of debt related investments.

As a result of our potential competition with other entities or programs sponsored or advised by affiliates of our Sponsor, certain investment opportunities that would otherwise be available to us may not in fact be available. This competition may also result in conflicts of interest that are not resolved in our favor.

We have purchased and may in the future purchase real estate assets from third parties who have existing or previous business relationships with affiliates or other related entities of our Sponsor; as a result, in any such transaction, we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

We have purchased and may in the future purchase assets from third parties that have existing or previous business relationships with affiliates of our Sponsor. Affiliates of our Sponsor who also perform or have performed services for such third parties may have had or have a conflict in representing our interests in these transactions on the one hand and in preserving or furthering their respective relationships with such third parties on the other hand. In any such transaction, we will not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

A conflict of interest may arise between our Class E investors and our Class A, Class W and Class I investors.

We do not intend to pursue a “Liquidity Event” with respect to our Class A, Class W and Class I shares within any period of time. A “Liquidity Event” includes, but is not limited to, (a) a listing of our common stock on a national securities exchange (or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock); (b) our sale, merger or other transaction in which our stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; or (c) the sale of all or substantially all of our assets where our stockholders either receive, or have the option to receive, cash or other consideration. Although we will not be precluded from pursuing a Liquidity Event (or series thereof) if our board of directors determines that is in the best interest of our stockholders, we intend to operate as a perpetual-life REIT with respect to Class A, Class W and Class I stockholders. With respect to our Class E stockholders, our goal is to raise sufficient proceeds in our ongoing primary offering so as to be able to accommodate those holders of Class E shares who would like us to redeem their shares through our Class E share redemption program. However, if we are not successful over time in generating liquidity to holders of our Class E shares through the Class E share redemption program, we may explore additional liquidity strategies for our Class E stockholders. Such liquidity strategies could, in addition to more traditional options, include launching a self tender offer for Class E shares, seeking a third party interested in making such a tender offer, or entering into a merger agreement in which the holders of our Class E shares receive cash or other consideration in exchange for their Class E shares. There can be no assurances that we will be successful in achieving liquidity strategies for our Class E stockholders within any certain time frame or at all. In any event, our board of directors will seek to act in the best interest of the Company as a whole, taking into consideration all classes of stockholders.

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

We are subject to risks generally incident to the ownership of real property including changes in global, national, regional or local economic, demographic, political, real estate, or capital market conditions and other factors particular to the locations of our respective real property investments. We are unable to predict future changes in these market conditions. For example, an economic downturn or rise in interest rates could make it more difficult for us to lease properties or dispose of them. In addition, rising interest rates could make alternative interest bearing and other investments more attractive and, therefore, potentially lower the relative value of our existing real estate investments.

In addition, we believe the risks associated with our business are more severe during periods of economic slowdown or recession if these periods are accompanied by deteriorating fundamentals and declining values in the real estate industry. Because many of our debt related investments consist of mortgages secured by real property, these same conditions could also adversely affect the underlying borrowers and collateral of assets that we own. Declining real estate values and deteriorating real estate fundamentals would also likely reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Furthermore, borrowers may not be able to pay principal and interest on our loans. Declining real estate values also significantly increases the likelihood that we will incur losses on our debt investments in the event of a default because the value of our collateral may be insufficient to cover some or all of our basis in the investment.

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

Although neither inflation nor deflation has materially impacted our operations in the recent past, increased inflation could have an adverse impact on our floating rate mortgages, interest rates and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending which could impact our tenants’ sales and, in turn, our percentage rents, where applicable. Conversely, deflation could lead to downward pressure on rents and other sources of income.

The failure of any banking institution in which we deposit our funds could have an adverse effect on our results of operations, financial condition and ability to pay distributions to our stockholders.

Currently, the Federal Deposit Insurance Corporation, or FDIC, generally, only insures amounts up to $250,000 per depositor per insured bank. A small proportion of our cash and cash equivalents, primarily those used to fund property-level working capital needs, are currently held in FDIC-insured bank accounts. The significant majority of our idle cash is currently invested in a combination of AAA-rated money market mutual funds, which in turn are primarily invested in short-term, high credit quality commercial paper, U.S. government funds and Treasury funds. To the extent that we have deposited funds with banking institutions, then if any of such institutions ultimately fail, we would lose the amount of our deposits over the then current FDIC insurance limit. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and would likely result in a decline in the value of your investment.

RISKS RELATED TO OUR GENERAL BUSINESS OPERATIONS AND OUR CORPORATE STRUCTURE

We depend on our Advisor and its key personnel; if any of such key personnel were to cease employment with our Advisor, our business could suffer.

Our ability to make distributions and achieve our investment objectives is dependent upon the performance of our Advisor in the acquisition, disposition and management of real properties, and debt related investments, the selection of tenants for our real properties, the determination of any financing arrangements and other factors. In addition, our success depends to a significant degree upon the continued contributions of certain of our Advisor’s key personnel, including John A. Blumberg, Jeffrey L. Johnson, Andrea L. Karp, Richard D. Kincaid, Austin W. Lehr, J. Michael Lynch, Lainie P. Minnick, Gregory M. Moran, James R. Mulvihill, Gary M. Reiff, M. Kirk Scott, Jeffrey W. Taylor, Joshua J. Widoff, and Evan H. Zucker, each of whom would be difficult to replace. We currently do not have, nor do we expect to obtain key man life insurance on any of our Advisor’s key personnel. If our Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results and NAV could suffer.

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

Existing stockholders and new investors purchasing shares of common stock do not have preemptive rights to any shares issued by us in the future. Under our charter, we have authority to issue a total of 1,200,000,000 shares of capital stock. Of the total number of shares of capital stock authorized (a) 1,000,000,000 shares are designated as common stock, 400,000,000 of which are unclassified (however, we refer to them herein as Class E shares to more easily distinguish them from the shares offered in our Class A, Class W and Class I offering), 200,000,000 of which are classified as Class A shares, 200,000,000 of which are classified as Class W shares, and 200,000,000 of which are classified as Class I shares and (b) 200,000,000 shares are designated as preferred stock. Our board of directors may amend our charter to increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. We intend to operate as a perpetual-life REIT, and investors will likely experience dilution of their equity investment in us as a result of our ongoing Class A, Class W and Class I offering, including the distribution reinvestment plan, our ongoing Class E distribution reinvestment plan and future public offerings. Investors will also experience dilution if we issue securities in one or more private offerings, issue equity compensation pursuant to our equity incentive plans, issue shares to the Advisor in lieu of cash payments or reimbursements under the Advisory Agreement, or redeem OP Units for shares of common stock. In addition, we may in the future cause the Operating Partnership to issue a substantial number of additional OP Units in order to raise capital, acquire properties, or consummate a merger, business combination or another significant transaction. OP Units may generally be converted into shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Ultimately, any additional issuance by us of equity securities or by the Operating Partnership of OP Units will dilute your indirect interest in the Operating Partnership, through which we own all of our interests in our investments.

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

Although we are not currently afforded the full protection of the Maryland General Corporation Law relating to deterring or defending hostile takeovers, our board of directors could opt into these provisions of Maryland law in the future, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.

Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation or an employee of the corporation who is also a director of the corporation are excluded from the vote on whether to accord voting rights to the control shares. Should our board of directors opt into these provisions of Maryland law, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law could provide similar anti-takeover protection.

Our charter includes a provision regarding tender offers that may discourage a stockholder from launching a tender offer for our shares.

Our charter provides that any person making a tender offer that is not otherwise subject to Regulation 14D of the Exchange Act, including any “mini-tender” offer, must comply with most of the provisions of Regulation 14D of the Exchange Act, including the notice and disclosure requirements. In addition, the offeror must provide us notice of such tender offer at least 10 business days before initiating the tender offer. If the offeror does not comply with the provisions set forth above, we will have the right to redeem that offeror’s shares, if any, and any shares acquired in such tender offer. In addition, the non-complying offeror will be responsible for all of our expenses in connection with that offeror’s noncompliance. Although we believe that these are important protective measures for our stockholders, this provision of our charter may discourage a stockholder from initiating a tender offer for our shares.

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

A deterioration of general economic or other relevant conditions, changes in governmental laws and regulations, acts of nature, demographics or other factors in any of the states or the geographic region in which our assets are located could result in the loss of a tenant, a decrease in the demand for our properties and a decrease in our revenues from those markets, which in turn may have a disproportionate and material adverse effect on our results of operations and financial condition. In addition, some of our investments are located in areas that are more susceptible to natural disasters, and therefore, our tenants and properties are particularly susceptible to revenue loss, cost increase or damage caused by earthquakes or other severe weather conditions or natural disasters. Any significant loss due to a natural disaster may not be covered by insurance and may lead to an increase in the cost of insurance and expenses for our tenants, or could limit the future availability of such insurance, which could limit our tenants’ ability to satisfy their obligations to us.

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

We have entered into and may continue to enter into joint ventures with third parties, including entities that are affiliated with our Advisor or entities sponsored or advised by affiliates of our Sponsor. We have purchased and developed and may also continue to purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

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

Under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached, which might have a negative influence on the joint venture and decrease potential returns to our stockholders. In the event that a venture partner has a right of first refusal to buy out the other partner, it may be unable to finance such a buy-out at that time. It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in a particular property. In addition, to the extent that our venture partner or co-tenant is an affiliate of our Advisor or an entity sponsored or advised by affiliates of our Sponsor, certain conflicts of interest will exist.

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

We may be unable to achieve our diversification goals or to realize benefits from diversification.

Our objective is to build a high-quality, diversified real estate portfolio. Although there can be no assurance that we will achieve this objective, we intend to diversify our portfolio by key portfolio attributes including, but not limited to, (1) property type, (2) target market, with consideration given to geographic concentrations, (3) average lease terms and portfolio occupancy expectations, (4) tenant concentrations, including credit and exposure to particular businesses or industries and (5) debt profile with the goal of maximizing flexibility while seeking to minimize cost and mitigate the risks associated with changes in interest rates and debt maturities. However, we may not successfully implement our diversification strategy. For example, although we primarily target direct investments, through equity interests and/or joint ventures, in our four target property categories of office, industrial, retail and multifamily, we currently do not own any multifamily investments. Even if we do fully achieve our diversification goals, it is possible our diversified portfolio will not perform as well as a portfolio that is concentrated in a particular type of real estate.

We may alter our exposure to various property categories and we may not always own properties in each category.

We primarily target direct investments, through equity interests and/or joint ventures, in our four target property categories of office, industrial, retail and multifamily. Although we aim to diversify our real estate portfolio by owning properties in each of these categories, we may not always have significant holdings, or any holdings at all, in each category. For example, we currently have no multifamily investments and have recently sold a large portion of our industrial holdings. We may elect to increase or decrease our holdings in each category at any time and we may change our target property categories at any time. If we decrease or eliminate our holdings in any property category or cease to target any of the four property categories our real estate portfolio will be less diversified and we may not realize the benefits of diversification.

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

There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders sometimes require commercial property owners to purchase specific coverage against terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our real properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our real properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we could be held liable for indemnifying possible victims of an accident. We cannot assure our stockholders that funding will be available to us for the repair or reconstruction of damaged real property in the future or for liability payments to accident victims.

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

Investments in real estate-related securities are subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities.

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

We have financed and may continue to finance a portion of the purchase price of certain of our investments by borrowing funds. As of December 31, 2013, our leverage ratio is approximately 50% of the fair value of our real property and debt related investments (determined in accordance with our valuation procedures) inclusive of property and entity-level debt. Our current leverage target is between 40-60%. Although we will generally work to maintain the targeted leverage ratio over the near term, we may change our targeted leverage ratio from time to time. In addition, we may vary from our target leverage ratio from time to time, and there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Our board of directors may from time to time modify our borrowing policy in light of then-current economic conditions, the relative costs of debt and equity capital, the fair values of our properties, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors.

Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of the value of our net assets unless approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report along with justification for the excess. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our real property assets and debt related investments before non-cash reserves and depreciation. In addition, we have incurred and may continue to incur mortgage debt secured by some or all of our real properties to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow funds if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

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

When providing financing, a lender typically imposes restrictions on us that may affect our distribution and operating policies and our ability to incur additional debt. Our loan agreements include restrictions, covenants, customary market carve-outs and/or guarantees by us. Certain financial covenants include tests of our general liquidity and debt servicing capability as well as certain collateral specific performance and valuation ratios. In addition, our loan agreements may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, or replace the Advisor as our advisor. Further, our loan agreements may limit our ability to replace the property manager or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives and make distributions to our stockholders. There can be no assurance that we will be able to comply with these covenants in the future, or that if we violate a covenant the lender would be willing to provide a waiver of such covenant. Violation of these covenants could result in the acceleration of maturities under the default provisions of our loan agreements. As of December 31, 2013, we were in compliance with all financial covenants.

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

Failure of our Operating Partnership to be taxable as a partnership could cause us to fail to qualify as a REIT and we could suffer other adverse tax consequences.

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

The stock ownership limit imposed by the Code for REITs and our charter may restrict our business combination opportunities and you may be restricted from acquiring or transferring certain amounts of our capital stock.

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

As of December 31, 2013, we held the majority ownership in 82 real properties, all of which were operating properties. The properties are located in 30 distinct geographical markets throughout the United States and comprise approximately 15.3 million net rentable square feet. As of December 31, 2013, our operating properties were subject to mortgage notes with an aggregate principal amount outstanding of approximately $977.0 million. For additional discussion of our borrowings, see Note 5 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Geographic Distribution

The following map describes the geographic distribution and types of our 82 operating properties by market as of December 31, 2013.

The following table describes our 82 operating properties, by market, which are presented on a consolidated basis for purposes of financial reporting as of December 31, 2013 (dollar amounts and square footage amounts in thousands).

Market	Number of Properties	Gross Investment Amount (1)	Net Rentable Square Feet	Secured Indebtedness (2)	% of Gross Investment Amount	% of Total Net Rentable Square Feet	% Leased (3)
Office Properties:
Washington, DC	3	$283,085	878	$60,404	11.1%	5.7%	99.5%
Northern New Jersey	2	249,595	807	130,768	9.7%	5.3%	100.0%
East Bay, CA	2	151,337	465	—	5.9%	3.0%	87.1%
Dallas, TX	3	116,917	618	46,677	4.5%	4.1%	90.6%
San Francisco, CA	1	116,313	269	57,827	4.5%	1.8%	84.8%
Los Angeles, CA	3	76,897	450	31,619	3.0%	3.0%	75.3%
Silicon Valley, CA	2	60,635	196	30,998	2.4%	1.3%	84.4%
Princeton, NJ	1	51,163	167	34,227	2.0%	1.1%	100.0%
Miami, FL	1	48,232	240	19,372	1.9%	1.6%	100.0%
Chicago, IL	2	45,846	303	29,880	1.8%	2.0%	79.3%
Austin, TX	1	44,978	156	19,786	1.7%	1.0%	100.0%
Philadelphia, PA	1	41,049	173	24,000	1.6%	1.1%	94.8%
Minneapolis/St Paul, MN	1	29,441	107	—	1.1%	0.7%	100.0%
Little Rock, AR	1	22,015	102	13,650	0.9%	0.7%	100.0%
Denver, CO	1	17,887	138	—	0.7%	0.9%	100.0%
Fayetteville, AR	1	11,695	63	—	0.5%	0.4%	100.0%

Total/Weighted Average	26	1,367,085	5,132	499,208	53.3%	33.7%	92.7%
Industrial Properties:
Dallas, TX	4	82,764	1,204	49,263	3.2%	7.8%	76.3%
Los Angeles, CA	1	78,160	107	16,923	3.0%	0.7%	100.0%
Houston, TX	1	41,338	465	18,537	1.6%	3.0%	100.0%
Minneapolis/St Paul, MN	3	36,394	472	15,259	1.4%	3.1%	100.0%
Central Pennsylvania	1	29,464	502	9,767	1.1%	3.3%	100.0%
Louisville, KY	4	26,114	736	8,298	1.0%	4.8%	100.0%
Central Kentucky	1	25,820	727	11,579	1.0%	4.8%	100.0%
Cleveland, OH	1	23,805	230	8,684	0.9%	1.5%	100.0%
Atlanta, GA	1	23,272	491	—	0.9%	3.2%	100.0%
Indianapolis, IN	1	22,994	475	12,000	0.9%	3.1%	96.2%
Columbus, OH	2	21,667	451	11,651	0.8%	3.0%	100.0%
Cincinnati, OH	2	20,682	349	8,751	0.8%	2.3%	100.0%
Chicago, IL	1	20,660	575	8,907	0.8%	3.8%	100.0%
Silicon Valley, CA	1	18,989	177	14,250	0.7%	1.2%	41.3%
Denver, CO	1	6,232	85	2,794	0.2%	0.6%	100.0%

Total/Weighted Average	25	478,355	7,046	196,663	18.3%	46.2%	94.2%
Retail Properties:
Boston	25	437,048	1,934	110,710	17.1%	12.6%	92.9%
Philadelphia, PA	1	104,157	426	67,800	4.1%	2.8%	100.0%
Washington, DC	1	62,624	233	38,926	2.4%	1.5%	100.0%
Raleigh, NC	1	45,184	142	26,200	1.8%	0.9%	100.0%
San Antonio, TX	1	32,060	161	21,500	1.2%	1.1%	89.6%
Pittsburgh, PA	1	24,468	103	16,000	1.0%	0.7%	91.3%
Jacksonville, FL	1	19,499	73	—	0.8%	0.5%	54.4%

Total/Weighted Average	31	725,040	3,072	281,136	28.4%	20.1%	93.6%

Grand Total/Weighted Average	82	$2,570,480	15,250	$977,007	100.0%	100.0%	93.6%

(1)	“Gross Investment Amount” as used here and throughout this document represents the allocated gross basis of real property, inclusive of the effect of gross intangible lease liabilities totaling approximately $113.5 million and before accumulated depreciation and amortization of approximately $502.8 million as of December 31, 2013. Table includes amounts related to properties classified as held for sale in our financial statements beginning on page F-1 of this Annual Report on Form 10-K.
(2)	Does not include our GAAP mark-to-market adjustment, fair value adjustment, or principal amortization related to troubled debt restructurings.
(3)	Percentage leased is based on executed leases as of December 31, 2013.

Lease Expirations

As of December 31, 2013, the weighted average remaining term of our leases was approximately 7.1 years, based on contractual remaining base rent, and 4.7 years, based on leased square footage. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a schedule of expiring leases for our consolidated operating properties by annual minimum rents as of December 31, 2013.

Tenant Information

The following table describes our top ten tenants and their industry sectors as of December 31, 2013 (dollar and square footage amounts in thousands).

	Tenant	Locations	Industry Sector	Annualized Base Rent (1)	% of Total Annualized Base Rent	Square Feet	% of Occupied Square Feet
1	Charles Schwab & Co, Inc	1	Securities, Commodities, Fin. Inv./Rel. Activites	$22,761	11.5%	594	4.2%
2	Northrop Grumman	2	Professional, Scientific and Technical Services	17,532	8.9%	699	4.9%
3	Sybase	1	Publishing Information (except Internet)	17,283	8.8%	405	2.8%
4	Stop & Shop	15	Food and Beverage Stores	13,828	7.0%	872	6.1%
5	CEVA Freight/Logistics	3	Truck Transportation	5,198	2.6%	790	5.5%
6	Novo Nordisk	1	Chemical Manufacturing	4,353	2.2%	167	1.2%
7	Seton Health Care	1	Hospitals	4,339	2.2%	156	1.1%
8	Crawford and Company	1	Insurance Carriers and Related Activities	3,894	2.0%	240	1.7%
9	Nokia Siemens Networks US LLC	1	Telecommunications	3,821	1.9%	294	2.1%
10	Equinix Operating Co Inc	1	Information	3,584	1.8%	107	0.7%

	Total	27		$96,593	48.9%	4,324	30.3%

(1)	Annualized base rent represents the annualized monthly base rent of executed leases as of December 31, 2013.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

We commenced calculating a daily NAV on July 12, 2012. The following table presents the high and low NAV per share of each class of common stock for each quarter following the commencement of our daily NAV calculations on July 12, 2012 (to date, our classes have had the same NAV on each day):

Quarter	Low	High
Third Quarter 2012	$6.63	$6.69
Fourth Quarter 2012	$6.64	$6.70
First Quarter 2013	$6.71	$6.79
Second Quarter 2013	$6.74	$6.84
Third Quarter 2013	$6.83	$6.89
Fourth Quarter 2013	$6.84	$6.93

Performance Graph

The following graph is a comparison of the cumulative return of our shares of common stock calculated on a weighted average basis (after class-specific expenses), against the NCREIF Fund Index-Open-End Diversified Core Equity (“ODCE”) and Standard and Poor’s 500 Index (“S&P 500”), as peer group indices. The graph assumes that $100 was invested on September 30, 2012 in our shares of common stock and each index assuming that all dividends were reinvested. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below. Our total return since July 12, 2012, the date we initiated daily NAV pricing, was 12.3%, or 8.2% annualized. Our total return for the year ended December 31, 2013 was 8.75% on a weighted-average basis across our multiple share classes.

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

The following table shows the return, by share class, of each of our classes of common stock for the period December 31, 2012 through December 31, 2013 (share amounts are in thousands).

Share Class	Weighted average number of shares outstanding during period (in thousands)	Return
Class E	176,046	8.75%
Class A (1)	29	7.58%
Class W	30	8.11%
Class I	2,091	8.64%

Total / Weighted Average	178,196	8.75%

(1)	Does not reflect selling commission of up to 3.0% of our NAV per share, applicable to Class A shares purchased in our primary offering.

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

The following table sets forth the components of NAV for the Company as of December 31, 2013 and September 30, 2013 (amounts in thousands except per share information). As used below, “Fund Interests” means our Class E shares, Class A shares, Class W shares, and Class I shares, along with the Class E OP Units held by third parties, and “Aggregate Fund NAV” means the NAV of all of the Fund Interests.

	As of December 31, 2013	As of September 30, 2013
Real properties (1)	$2,525,375	$2,413,945
Debt related investments	123,935	127,055
Cash and other assets, net of other liabilities	3,904	21,132
Debt obligations	(1,325,286)	(1,240,881)
Outside investor’s interests	(16,004)	(15,751)

Aggregate Fund NAV	$1,311,924	$1,305,500
Total Fund Interests outstanding	189,280	190,163
NAV per Fund Interest	$6.93	$6.87

(1)	The NAV of real properties as of December 31, 2013 includes $1,378.1 million in office properties, $716.5 million in retail properties, and $430.8 million in industrial properties. The NAV of real properties as of September 30, 2013 includes $1,278.9 million in office properties, $713.3 million in retail properties, and $421.7 million in industrial properties.

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

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from net book value on a GAAP basis. Most significantly, the valuation of our real estate assets, which is the largest component of our NAV calculation, will be provided to us by the Independent Valuation Firm on a daily basis. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Other examples that will cause our NAV to differ from our GAAP net book value include the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV, and, for purposes of determining our NAV, the assumption of a value of zero in certain instances where the balance of a loan exceeds the value of the underlying real estate properties, where GAAP net book value would reflect a negative equity value for such real estate properties, even if such loans are non-recourse. Third party appraisers may value our individual real estate assets using appraisal standards that deviate from market value standards under GAAP. The use of such appraisal standards may cause our NAV to deviate from GAAP fair value principles. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP.

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

The December 31, 2013 valuation for our real properties was provided by the Independent Valuation Firm in accordance with our valuation procedures and determined starting with the appraised value. The aggregate real property valuation of $2.53 billion compares to a GAAP basis of real properties (before accumulated amortization and depreciation and the impact of intangible lease liabilities) of $2.46 billion, representing an increase of approximately $68.4 million or 2.8%. Certain key assumptions that were used by our Independent Valuation Firm in the discounted cash flow analysis are set forth in the following table based on weighted averages by property type.

	Office	Industrial	Retail	Weighted Average Basis
Exit capitalization rate	7.09%	7.09%	6.77%	7.00%
Discount rate / internal rate of return (“IRR”)	7.73%	7.66%	7.29%	7.60%
Annual market rent growth rate	3.26%	3.03%	3.02%	3.15%
Average holding period	10.1	10.4	10.6	10.3

A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, an increase in the weighted-average annual discount rate/IRR and the exit capitalization rate of 0.25% would reduce the value of our real properties by approximately 1.83% and 1.95%, respectively.

The following table sets forth the quarterly changes to the components of NAV for the company and the reconciliation of NAV changes for each class of shares (amounts in thousands, except per share information):

	Total	Class E Common Stock	Class A Common Stock	Class W Common Stock	Class I Common Stock	Class E OP Units
NAV as of September 30, 2013	$1,305,500	$1,184,273	$84	$84	$28,899	$92,160
Fund level changes to NAV
Realized/unrealized gains (losses) on net assets	9,615	8,712	7	8	216	672
Income accrual	23,564	21,366	10	10	525	1,653
Net dividend accrual	(16,697)	(15,149)	(5)	(6)	(365)	(1,172)
Advisory fee	(3,806)	(3,451)	(1)	(2)	(85)	(267)
Performance based fee	(52)	(47)	*	*	(1)	(4)
Class specific changes to NAV
Dealer Manager fee	(9)	—	(1)	(1)	(7)	—
Distribution fee	(1)	—	(1)	—	—	—
NAV as of December 31, 2013

before share sale/redemption activity	$1,318,114	$1,195,704	$93	$93	$29,182	$93,042
Share sale/redemption activity
Shares sold	8,782	5,179	1,409	1,354	840	—
Shares redeemed	(14,972)	(13,887)	—	—	(30)	(1,055)

NAV as of December 31, 2013	$1,311,924	$1,186,996	$1,502	$1,447	$29,992	$91,987

Shares outstanding as of September 30, 2013	190,163	172,504	12	12	4,209	13,426
Shares sold	1,278	755	204	197	122	—
Shares redeemed	(2,161)	(2,004)	—	—	(4)	(153)

Shares outstanding as of December 31, 2013	189,280	171,255	216	209	4,327	13,273
NAV per share as of September 30, 2013		$6.87	$6.87	$6.87	$6.87	$6.87
Change in NAV per share		0.06	0.06	0.06	0.06	0.06

NAV per share as of December 31, 2013		$6.93	$6.93	$6.93	$6.93	$6.93

*	Includes an amount less than $500.

Holders

As of February 28, 2014, we had (i) approximately 172.0 million shares of our Class E common stock outstanding held by a total of approximately 31,000 stockholders, (ii) approximately 457,000 shares of our Class A common stock outstanding held by a total of approximately 200 stockholders, (iii) approximately 325,000 shares of our Class W common stock outstanding held by a total of approximately 200 stockholders, and (iv) approximately 4.3 million shares of our Class I common stock outstanding held by a total of approximately 700 stockholders. As of February 28, 2014, we had approximately 13.0 million Class E OP Units outstanding issued to approximately 200 third parties in connection with our Operating Partnership’s private placement offerings.

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

For a summary of distributions that had been paid by us for the years ended December 31, 2013 and 2012 and declared for the first quarter of 2014, refer to Note 10 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

The following table sets forth relationships between the amount of distributions declared for such period and the amount of such distributions funded by cash flow from operations in accordance with GAAP for the three and twelve months ended December 31, 2013 and 2012 (dollar amounts in thousands).

	For the Three Months Ended				For the Year Ended
	December 31, 2013	% of Total Distributions	December 31, 2012	% of Total Distributions	December 31, 2013	% of Total Distributions	December 31, 2012	% of Total Distributions
Distributions:
Common stock distributions paid in cash	$10,287	61.3%	$10,211	59.7%	$41,123	60.7%	$53,311	57.4%
Other cash distributions (1)	1,250	7.5%	1,407	8.2%	5,447	8.0%	8,617	9.3%

Total cash distributions	$11,537	68.8%	$11,618	67.9%	$46,570	68.7%	$61,928	66.7%
Common stock distributions reinvested in common shares	5,238	31.2%	5,505	32.1%	21,207	31.3%	30,948	33.3%

Total distributions	$16,775	100.0%	$17,123	100.0%	$67,777	100.0%	$92,876	100.0%

Sources of distributions:
Cash flow from operations (2)	$16,775	100.0%	$17,123	100.0%	$67,777	100.0%	$92,876	100.0%
Borrowings (3)	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Financial performance metric:
FFO (4)	20,405	121.6%	21,687	126.7%	91,791	135.4%	89,798	96.7%

(1)	Other cash distributions include distributions declared for OP Units for the respective period and all distributions made during the period to our joint venture partners that are noncontrolling interest holders.
(2)	Commencing on January 1, 2009, expenses associated with the acquisition of real property, including acquisition fees paid to our Advisor and gains or losses related to the change in fair value of contingent consideration related to the acquisition of real property, are recorded to earnings and as a deduction to our cash from operations. We incurred such acquisition-related expenses, net of other gains, of approximately $337,000 for the three and twelve months ended December 31, 2013, and $2,000 and $325,000 during the three and twelve months ended December 31, 2012, respectively.
(3)	Our long-term strategy is to fund the payment of quarterly distributions to investors entirely from our operations. There can be no assurance that we will achieve this strategy. In periods where cash flows from operations are not sufficient to fund distributions, we fund any shortfall with proceeds from borrowings.
(4)	FFO is an operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. For a discussion of FFO and Company-Defined FFO, including definitions, reconciliations to GAAP net income, and their inherent limitations, see “How We Measure Our Performance” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

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

For the three months ended December 31, 2013, we redeemed approximately 2.0 million Class E shares of common stock pursuant to the Class E SRP for approximately $13.9 million, and approximately 4,400 Class I shares pursuant to the Class AWI SRP for approximately $30,000, as described further in the table below.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
October 1 - October 31, 2013	13,109	$6.83	13,109	—
November 1 - November 30, 2013	2,153	6.80	2,153	—
December 1 - December 31, 2013	1,992,874	6.93	1,992,874	—

Total	2,008,136	$6.93	2,008,136	—

(1)	Redemptions are limited under the Class E SRP and the Class AWI SRP as described above. We redeemed all Class A, W, and I shares that were requested to be redeemed during the three months ended December 31, 2013. As of December 31, 2013, we had capacity under the Class AWI SRP to redeem up to $1.4 million in Class A shares, $1.4 million in Class W shares, and $2.3 million in Class I shares. Pursuant to the Class AWI SRP, this capacity resets at the beginning of each quarter.

Below is a summary of common stock redemptions pursuant to the Class E SRP for each quarter during 2013 and 2012.

For the Quarter Ended:	Number of Class E Shares Requested for Redemption	Number of Class E Shares Redeemed	Percentage of Shares Requested for Redemption Redeemed	Percentage of Shares Requested for Redemption Redeemed Pro Rata (1)	Average Price Paid per Share
March 31, 2012	11,853	1,545	13.0%	5.3%	$8.45
June 30, 2012	12,886	827	6.4%	1.0%	8.45
September 30, 2012	16,745	4,223	25.2%	20.4%	6.64
December 31, 2012	14,770	1,693	11.5%	7.8%	6.70

Average 2012	14,064	2,072	14.7%	9.4%	$7.17
March 31, 2013	14,978	1,721	11.5%	8.7%	6.79
June 30, 2013	15,824	4,145	26.2%	22.6%	6.83
September 30, 2013	13,968	2,111	15.1%	11.4%	6.87
December 31, 2013	15,368	2,004	13.0%	9.6%	6.93

Average 2013	15,035	2,495	16.6%	13.2%	$6.85

(1)	Represents redemptions of shares from investors that did not qualify for death or disability redemptions.

Furthermore, during the second quarter of 2012, we redeemed approximately 895,000 Class E shares pursuant to an issuer tender offer for a purchase price of $6.00 per share. Additionally, during the fourth quarter of 2013, we satisfied 100% of redemption requests received pursuant to our Class AWI SRP; we redeemed 4,428 Class I shares for an average price of approximately $6.72 per share pursuant to our Class AWI SRP.

Securities Authorized for Issuance under Equity Compensation Plans

The following table gives information regarding our equity incentive plans as of December 31, 2013.

	Equity Compensation Plans Information
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity compensation plans approved by security holders	90,000	$11.00	1,910,000
Equity compensation plans not approved by security holders	—	—	2,000,000

Total / Weighted Average	90,000	$11.00	3,910,000

(1)	We have two equity incentive plans. Under each plan, an aggregate maximum of 5.0 million shares may be issued upon grant, vesting or exercise of awards, although the board of directors, as of December 31, 2013, has only authorized and reserved for issuance a total of 2.0 million shares of our common stock under each plan.

Unregistered Issuance of Securities

During 2013, we did not issue any securities that were not registered under the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data relating to our historical financial condition and results of operations for each of the five years ended December 31, 2013. The financial data in the table is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes beginning on page F-1 of this Annual Report on Form 10-K. The amounts in the table are in thousands except per share and footnote information.

	As of or For the Year Ended December 31,
	2013	2012	2011	2010 (1)	2009
Statement of Operations Data:

Total revenue (2)	$217,777	$216,325	$218,857	$180,523	$118,414
Total operating expenses, excluding acquisition-related expenses and gains and losses on real property, debt related investments, and real estate securities	(155,939)	(156,550)	(162,885)	(130,305)	(81,347)
Acquisition-related expenses net of other gains	(337)	(325)	(610)	(18,185)	(4,936)
Impairments and provisions for loss on real property, real estate-related debt investments and real estate securities (3)	(2,600)	—	(26,406)	(6,665)	(30,480)
Interest expense	(65,325)	(69,844)	(74,406)	(61,324)	(39,821)
(Loss) income from continuing operations (4)	(9,084)	(14,961)	(43,056)	4,150	(43,608)
Discontinued operations, net of tax (5)	65,554	(7,410)	(21,510)	(26,557)	(3,473)
Net income (loss)	56,470	(22,371)	(64,566)	(22,407)	(47,081)
Net loss (income) attributable to noncontrolling interests	(4,002)	110	6,886	1,705	2,296
Net (loss) income attributable to common stockholders	$52,468	$(22,261)	$(57,680)	$(20,702)	$(44,785)

Comprehensive (Loss) Income Data:
Net (loss) income	$56,470	$(22,371)	$(64,566)	$(22,407)	$(47,081)
Net unrealized change from available-for-sale securities	—	(1,426)	1,260	(28,864)	36,153
Net unrealized change from cash flow hedging derivatives	4,975	3,963	2,837	2,499	16,380
Total other comprehensive income	4,975	2,537	4,097	(26,365)	52,533
Comprehensive (loss) income	$61,445	$(19,834)	$(60,469)	$(48,772)	$5,452

Per Share Data:
Net (loss) income per basic and diluted common share:
Continuing operations	$(0.05)	$(0.08)	$(0.22)	$0.02	$(0.24)
Discontinued operations	$0.34	$(0.04)	$(0.09)	$(0.13)	$(0.02)

Common Stock Distributions
Common stock distributions declared	$62,330	$84,259	$105,704	$110,430	$104,366
Weighted average common stock distributions declared per share	$0.3498	$0.4625	$0.5750	$0.6000	$0.6000

Other Information:
Weighted average number of common shares outstanding:
Basic	178,196	181,982	183,813	184,215	174,006
Diluted	191,932	197,244	197,377	193,773	181,109
Number of common shares outstanding at end of period	176,007	178,128	182,331	182,717	182,839
Number of diluted shares outstanding at end of period	189,278	192,303	198,529	195,529	189,842

	As of or For the Year Ended December 31,
	2013	2012	2011	2010 (1)	2009
Balance Sheet Data:
Real estate, before accumulated depreciation (6)	$2,570,480	$2,819,550	$2,724,684	$2,858,307	$1,685,572
Total assets	$2,305,409	$2,659,254	$2,670,419	$2,999,207	$2,362,991
Total debt obligations (7)	$1,323,472	$1,619,452	$1,481,503	$1,592,780	$840,966
Total liabilities	$1,500,398	$1,817,727	$1,671,150	$1,842,233	$1,090,405

Cash Flow Data:
Net cash provided by operating activities	$86,589	$94,487	$94,342	$50,200	$51,221
Net cash provided by (used in) investing activities	$72,847	$(39,465)	$89,457	$(1,297,007)	$(245,114)
Net cash (used in) provided by financing activities	$(171,530)	$(146,597)	$(138,911)	$815,580	$168,466

Supplemental Information
FFO attributable to common stockholders (4)(8)	$85,216	$82,851	$65,237	$83,728	$7,944
Company-defined FFO attributable to common stockholders (8)	$87,859	$88,402	$90,680	$76,686	$52,819

(1)	In June 2010, we completed the purchase of a portfolio of 32 office and industrial properties (the “NOIP Portfolio”) for a total purchase price of approximately $1.4 billion, effectively doubling the value and size of our real property portfolio. Related to this purchase, we incurred incremental borrowings of approximately $858.6 million and acquisition costs of $18.2 million.
(2)	Includes equity-in-earnings from an unconsolidated joint venture of approximately $941,000 and $2.2 million for the years ended December 31, 2010 and 2009, respectively.
(3)	Impairments and provisions for loss on real property, debt related investments and real estate securities include (i) real property impairment of $2.6 million during 2013, (ii) provisions for loan loss, net of reversals, of $23.0 million, $1.3 million, and $17.3 million during 2011, 2010 and 2009, respectively, and (iii) other than temporary impairment on securities of $3.4 million, $5.4 million and $13.1 million during 2011, 2010 and 2009, respectively. Real property impairment losses of $5.7 million and $23.5 million recorded during the years ended December 31, 2012 and 2011, respectively, relate to properties that we have disposed of and are included within discontinued operations.
(4)	Loss from continuing operations and FFO attributable to common stockholders includes (i) realized gain on the disposition of securities of $39.9 million during 2010, (ii) loss on derivatives of $8.0 million during 2009, and losses on extinguishment of debt of $2.5 million, $5.7 million and $5.1 million in 2013, 2012 and 2010, respectively.
(5)	Discontinued operations, net of tax represents the results of operations and any gains or losses upon the disposition directly attributable to all properties sold or classified as held for sale as of December 31, 2013, and includes the results of (i) 12 properties classified as held for sale as of December 31, 2013, (ii) 13 properties disposed of during 2013 (iii) three properties disposed of during 2012, (iv) five properties disposed of during 2011, and (v) 13 properties disposed of during 2010, including 12 operating properties and one property that we had previously held an interest in as a mezzanine lender.
(6)	Real estate, before accumulated depreciation includes approximately $193.6 million that we classified within assets held for sale as of December 31, 2013.
(7)	Total debt obligations includes approximately $80.4 million that we classified within liabilities related to assets held for sale as of December 31, 2013.
(8)	Funds from Operations (FFO) and Company-Defined FFO are defined, reconciled to GAAP net income, and discussed in “How We Measure Our Performance – Funds From Operations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of our Annual Report on Form 10-K provides an overview of what management believes to be the key elements for understanding (i) our company and how we manage our business, (ii) how we measure our performance and our operating results, (iii) our liquidity and capital resources, and (iv) the financial statements that follow beginning on page F-1 of this Annual Report on Form 10-K. The following discussion and analysis should be read together with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” above for a description of these risks and uncertainties.

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

On July 12, 2012, the Commission declared effective our Registration Statement on Form S-11 (the “Registration Statement”). The Registration Statement applies to the offer and sale (the “Offering”) of up to $3,000,000,000 of our shares of common stock, of which $2,250,000,000 of shares are expected to be offered to the public in a primary offering and $750,000,000 of shares are expected to be offered to our stockholders pursuant to an amended and restated distribution reinvestment plan (subject to our right to reallocate such amounts). In the Offering, we are offering to the public three new classes of shares: Class A shares, Class W shares and Class I shares with net asset value (“NAV”) based pricing. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Exhibit 99.1 of this Annual Report on Form 10-K, for a description of our valuation procedures and valuation components, including important disclosure regarding real property valuations provided by Altus Group U.S., Inc., an independent valuation firm (“the Independent Valuation Firm”). Our NAV is not audited by our independent registered public accounting firm. We are offering to sell any combination of Class A shares, Class W shares and Class I shares with a dollar value up to the maximum offering amount. We will continue to sell shares of our unclassified common stock, which we refer to as “Class E” shares, pursuant to our distribution reinvestment plan offering registered on our Registration Statement on Form S-3 (Registration Number 333-162636) (the “Class E DRIP Offering”). As of December 31, 2013, we had 216,745 Class A shares, 208,889 Class W shares, and 4,327,085 Class I shares outstanding. We refer to the Offering and the Class E DRIP Offering collectively as our “Public Offerings.”

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

As of December 31, 2013, we had total gross investments with an estimated fair value of approximately $2.6 billion (calculated in accordance with our valuation procedures), comprised of:

(1)	82 operating properties located in 30 geographic markets in the United States, aggregating approximately 15.3 million net rentable square feet, which were approximately 93.6% leased. Our operating real property portfolio includes an aggregate fair value of approximately $2.5 billion and consists of:

•	26 office properties located in 16 geographic markets, aggregating approximately 5.1 million net rentable square feet, with an aggregate fair value of approximately $1.4 billion;

•	25 industrial properties located in 15 geographic markets, aggregating approximately 7.0 million net rentable square feet, with an aggregate fair value of approximately $430.8 million; and

•	31 retail properties located in seven geographic markets, aggregating approximately 3.1 million net rentable square feet, with an aggregate fair value of approximately $716.5 million.

(2)	Approximately $123.9 million in net debt related investments, including (i) investments in mortgage notes of approximately $108.0 million, and (ii) investments in mezzanine debt of $15.9 million.

Consistent with our investment strategy, we currently have four business segments: (i) investments in office real property, (ii) investments in industrial real property, (iii) investments in retail real property, and (iv) debt related investments. We may have additional segments in the future to the extent we enter into additional real property sectors, such as multifamily, hospitality, and other real property types. For a discussion of our business segments and the associated revenue and net operating income by segment, see Note 13 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Any future and near-term obligations are expected to be funded primarily through the use of cash on hand, cash generated from operations, proceeds from the Public Offerings, proceeds from the sale of existing investments, and the issuance and assumption of debt obligations.

•	Cash on hand — As of December 31, 2013, we had approximately $24.8 million of cash and cash equivalents.

•	Cash available under our line of credit — As of December 31, 2013, the unused portion of our revolving credit facility was approximately $320.0 million, of which approximately $86.1 was available.

•	Cash generated from operations — During the year ended December 31, 2013, we generated approximately $86.6 million from operations of our real properties and income from debt related investments.

•	Proceeds from public offerings of equity securities — We currently maintain the Offering, which consists of the offer and sale of up to $3,000,000,000 of our shares of common stock, of which $2,250,000,000 of shares are expected to be offered to the public in a primary offering and $750,000,000 of shares are expected to be offered to our stockholders pursuant to an amended and restated distribution reinvestment plan (subject to our right to reallocate such amounts). During the year ended December 31, 2013, we raised approximately $32.3 million in proceeds from the sale of Class A, W and I shares in the Offering, including approximately $121,000 under the distribution reinvestment plan. Additionally, during the year ended December 31, 2013, we received approximately $21.4 million in proceeds from the Class E DRIP Offering.

•	Proceeds from sales and repayments of existing investments — During the year ended December 31, 2013, we sold 12 operating properties for approximately $267.0 million. After buyer credits, closing costs and the repayment of the related mortgage notes, we received net proceeds of $133.5 million. Subsequent to December 31, 2013, we sold a portfolio of 12 operating properties for approximately $175.0 million, and we received net cash proceeds of approximately $90.6 million. In addition, during the year ended December 31, 2013, four of our debt related investments with aggregate principal balances of $73.7 million were repaid to us in full.

•	The issuance and assumption of debt obligations — During the year ended December 31, 2013, we assumed the mortgage related to an office property in the San Francisco, CA market with a principal balance of approximately $57.9 million at acquisition as a result of our acquisition of the property.

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

Current Business Environment

During 2013, gross domestic product (“GDP”) grew at an estimated annualized rate of 1.9%, compared to 2.8% in 2012. While the rate of GDP growth decreased when compared to 2012, during the third and fourth quarters of 2013 GDP grew at annualized rates of 4.1% and 2.4%, respectively. The consumer price index increased 1.5% in 2013 which compares to an increase of 1.7% in 2012, continuing the recent trend of very low levels of inflation. The unemployment rate was 6.7% at the end of 2013 compared with 7.8% at the end of 2012. The Federal Reserve currently estimates GDP growth for 2014 to be between 2.8% and 3.2% while an analyst composite estimates growth of 2.9% during 2014, with a positive outlook based on these and other macroeconomic factors.

With inflation seemingly in check for the foreseeable future, the Federal Reserve has not completely backed off from stimulating the economy through the strategy of quantitative easing which has resulted in generally lower interest rates. The low interest rate environment has created an extremely competitive environment within the capital markets for high-quality and higher yielding investments. The lower interest rate environment has also created a very attractive financing market for real estate owners who can obtain long-term financing at historically low interest rates for quality balance sheets and properties. Although the demand for high-quality investments is high, the underwriting standards also continue to be very high and the focus is generally concentrated in higher quality assets and more desirable locations.

Fundamentals within the real estate industry continue to improve according to national statistics, with few, if any, recent surprises. Occupancy and rent growth are proceeding at a steady pace across our four target property sectors (office, retail, industrial and multifamily), and vacancies as of the end of 2013 were lower than in 2012. National rental rates are up year-over-year across the major sectors. Operating fundamentals are expected to be solid through 2014, with the sectors that were slower to recover from the recession gaining momentum. Growth in the supply of commercial real estate has lagged, making up for the long recovery in demand. Commercial real estate pricing has improved to pre-recession levels in most major sectors, and in some instances actually exceeds these levels. We believe that these improving fundamentals provide us with an opportunity to improve leasing within our portfolio in 2014. The low interest rate environment combined with the lack of new supply in conjunction with a modestly improving economy could continue to position commercial real estate owners well for the future.

Significant Transactions During the Year Ended December 31, 2013

Real Estate Acquisitions

During the year ended December 31, 2013, we acquired one office property in the San Francisco, CA market comprising approximately 269,000 square feet with a purchase price of approximately $109.7 million. The property was subject to a mortgage note with an outstanding principal balance of approximately $57.9 million at acquisition bearing interest at a fixed rate of 6.01%, which matures in June 2016.

Real Estate Dispositions

During the year ended December 31, 2013, we sold or disposed of 13 properties for a combined sales price of approximately $389.3 million. We received net cash proceeds from the dispositions of approximately $133.5 million, after the satisfaction of approximately $239.9 million of outstanding mortgage note balances, and the payment of closing costs and fees related to the sale of the properties and the payoff of debt. Related to these dispositions, we recorded gains of approximately $74.3 million. The properties disposed included (i) two office properties in the Dallas, TX market, one of which was disposed of via foreclosure, (ii) an industrial portfolio comprising seven properties in the Philadelphia, PA, Sacramento, CA, Central Pennsylvania, Charlotte, NC, Atlanta, GA, and Chicago, IL markets, (iii) two office properties in the Denver, CO market, (iv) an office property in the Boston, MA market, and (v) an office property in the Chicago, IL market, comprising an aggregate of approximately 4.1 million net rentable square feet.

Debt Related Investments

During the year ended December 31, 2013, we received full repayment of four debt related investments, three of which were structured as mortgage notes and one of which was structured as a B-note. The repayments resulted in a net decrease in our debt related investments principal outstanding of $73.7 million. We received net cash proceeds from the repayments of approximately $28.1 million, which comprised borrower repayment of principal and other costs of $74.3 million, partially offset by our repayment of borrowings secured by the debt related investments of approximately $46.2 million.

Increase of Revolving Credit Facility

On December 19, 2012, we entered into a credit agreement providing for a $450.0 million senior unsecured term loan and revolving line of credit, with a syndicate of lenders led by Bank of America, N.A. as Administrative Agent, (collectively, the “Facility”). The Facility provided us with the ability from time to time to increase the size of the Facility up to a total of $800 million less the amount of any prepayments under the term loan component of the Facility, subject to receipt of lender commitments and other conditions. During the year ended December 31, 2013, we increased the revolving line of credit by $170.0 million, thereby providing us with a $270.0 million term loan and a $350.0 million revolving credit facility, for a total of $620.0 million in aggregate.

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

The following unaudited tables present a reconciliation of FFO to net income (loss) for the three months and years ended December 31, 2013, 2012, and 2011 (amounts in thousands, except per share information).

	For the Three Months Ended,			For the Year Ended,
	December 31,			December 31,
	2013	2012	2011	2013	2012	2011
Reconciliation of net earnings to FFO:
Net (loss) income attributable to common stockholders	$(1,367)	$(14,165)	$(33,873)	$52,468	$(22,261)	$(57,680)
Add (deduct) NAREIT-defined adjustments:
Real estate depreciation and amortization expense	25,093	31,846	30,765	108,191	129,116	126,890
(Gain) loss on real estate property dispositions	(5,580)	37	(9,518)	(74,306)	(21,108)	(13,588)
Impairment of real property	2,600	5,700	23,500	2,600	5,700	23,500
Noncontrolling interests’ share of net loss	(85)	(1,240)	(4,966)	4,002	(110)	(6,886)
Noncontrolling interests’ share of FFO	(1,687)	(2,099)	(891)	(7,739)	(8,486)	(6,999)

FFO attributable to common shares-basic	18,974	20,079	5,017	85,216	82,851	65,237
FFO attributable to dilutive OP units	1,431	1,608	371	6,575	6,947	4,810

FFO attributable to common shares-diluted	$20,405	$21,687	$5,388	$91,791	$89,798	$70,047

FFO per share-basic and diluted	0.11	0.11	0.03	0.48	0.46	0.35

Weighted average number of shares outstanding

Basic	177,548	179,605	183,619	178,196	181,982	183,813

Diluted	190,942	193,985	197,189	191,932	197,244	197,377

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

The following unaudited tables present a reconciliation of Company-Defined FFO to FFO for the three months and years ended December 31, 2013, 2012, and 2011 (amounts in thousands, except per share information).

	For the Three Months Ended, December 31,			For the Year Ended, December 31,
	2013	2012	2011	2013	2012	2011
Reconciliation of FFO to Company-Defined FFO:
FFO attributable to common shares-basic	$18,974	$20,079	$5,017	$85,216	$82,851	$65,237
Add (deduct) our adjustments:
Other-than-temporary impairment and related amortization on securities	—	—	280	—	—	3,495
Provision for loss on debt related investments	—	—	17,461	—	—	23,037
Acquisition-related expenses	337	2	2	337	325	610
(Gain) loss on derivatives	—	—	—	—	19	85
Loss on extinguishment of debt and financing commitments	1,808	1,766	75	2,507	5,675	95
Noncontrolling interests’ share of FFO	1,687	2,099	891	7,739	8,486	6,999
Noncontrolling interest share of Company-Defined FFO	(1,837)	(2,230)	(2,117)	(7,940)	(8,954)	(8,878)

Company-Defined FFO attributable to common shares-basic	20,969	21,716	21,609	87,859	88,402	90,680
Company-Defined FFO attributable to dilutive OP units	1,582	1,739	1,597	6,776	7,414	6,689

Company-Defined FFO attributable to common shares-diluted	$22,551	$23,455	$23,206	$94,635	$95,816	$97,369

Company-Defined FFO per share-basic and diluted	0.12	0.12	0.12	0.49	0.49	0.49

Weighted average number of shares outstanding

Basic	177,548	179,605	183,619	178,196	181,982	183,813

Diluted	190,942	193,985	197,189	191,932	197,244	197,377

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

Specifically with respect to fees and expenses associated with the acquisition of real property, which are excluded from Company-Defined FFO, such fees and expenses are characterized as operational expenses under GAAP and included in the determination of net income (loss) and income (loss) from operations, both of which are performance measures under GAAP. The purchase of operating properties is a key strategic objective of our business plan focused on generating operating income and cash flow in order to fund our obligations and to make distributions to investors. However, as the corresponding acquisition-related costs are paid in cash, these acquisition-related costs negatively impact our GAAP operating performance and our GAAP cash flows from operating activities during the period in which properties are acquired. In addition, if we acquire a property after all offering proceeds from our public offerings have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, such costs will then be paid from other sources of cash such as additional debt proceeds, operational earnings or cash flow, net proceeds from the sale of properties, or other ancillary cash flows. Among other reasons as previously discussed, the treatment of acquisition-related costs is a reason why Company-Defined FFO is not a complete indicator of our overall financial performance, especially during periods in which properties are being acquired. Note that, pursuant to our valuation procedures, acquisition expenses result in an immediate decrease to our NAV.

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

Net Operating Income (“NOI”)

We also use NOI as a supplemental financial performance measure because NOI reflects the specific operating performance of our real properties and debt related investments and excludes certain items that are not considered to be controllable in connection with the management of each property, such as other-than-temporary impairment, losses related to provisions for losses on debt related investments, gains or losses on derivatives, acquisition-related expenses, losses on extinguishment of debt and financing commitments, interest income, depreciation and amortization, general and administrative expenses, asset management fees, interest expense and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance as a whole, since it does exclude such items that could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. We present NOI in the tables below, and include a reconciliation to GAAP in Note 13 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Our Operating Results

For the year ended December 31, 2013, we had net income attributable to common stockholders of $52.5 million. For the year ended December 31, 2012, we had a net loss attributable to common stockholders of $22.3 million. The results of our operations for the year ended December 31, 2013 were substantially different from our results for the same period in 2012, primarily as a result of (i) an increase in gains realized on the disposition of real properties and (ii) a decrease in interest expense and losses on extinguishment of debt and financing commitments during 2013, due primarily to our increased use of our corporate term loan and line of credit, instead of secured borrowings.

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

The following series of tables and discussions describe in more detail our results of operations, including those items specifically mentioned above, for the year ended December 31, 2013 compared to the year ended December 31, 2012 and for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

The following table illustrates the changes in rental revenues, rental expenses, net operating income, other income and other expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012. Our 2013 same store portfolio includes all operating properties that we owned for the entirety of both reporting periods, and includes certain properties that were disposed of subsequent to December 31, 2013. Our 2013 same store portfolio includes 81 properties acquired prior to January 1, 2012, and owned through December 31, 2013, comprising approximately 15.0 million square feet. A discussion of these changes follows the table (dollar amounts in thousands).

	For the Year Ended December 31,
	2013	2012	$ Change	% Change
Revenues
Base rental revenue-same store (1)	$185,567	$185,375	$192	0%
Other rental revenue- same store	36,039	36,287	(248)	-1%

Total rental revenue-same store	221,606	221,662	(56)	0%
Rental revenue - 2012/2013 acquisitions	1,577	—	1,577	100%
Less: rental revenue - assets held for sale	(15,855)	(14,746)	(1,109)	8%

Total continuing rental revenue	207,328	206,916	412	0%
Debt related income	10,449	9,409	1,040	11%

Total continuing revenues	217,777	216,325	1,452	1%
Rental Expenses
Same store	47,176	44,517	2,659	6%
2012/2013 acquisitions	720	—	720	100%
Less: Rental expenses - assets held for sale	(4,224)	(3,982)	(242)	6%

Total continuing rental expenses	43,672	40,535	3,137	8%
Net Operating Income
Real property - same store	174,430	177,145	(2,715)	-2%
Real property - 2012/2013 acquisitions	857	—	857	100%
Less: real property - assets held for sale	(11,631)	(10,764)	(867)	8%
Debt related income	10,449	9,409	1,040	11%

Total continuing net operating income (2)	$174,105	$175,790	$(1,685)	-1%

(1)	Base rental revenue represents contractual base rental revenue earned by us from our tenants and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above-market intangible lease assets or the amortization of below-market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as expense recovery revenue are included in the line item, referred to as “other rental revenue.”
(2)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “Net Operating Income” included above in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a reconciliation to GAAP, refer to Note 13 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Rental Revenue

The increase in continuing rental revenue is primarily attributable to our acquisition and continued ownership of an additional operating real property subsequent to December 31, 2011, partially offset by a slight decline in revenue in our same store portfolio. Our operating portfolio was approximately 93.6% leased as of December 31, 2013, compared to approximately 90.0% as of December 31, 2012.

Same store base rental revenue increased approximately $192,000 for the year ended December 31, 2013 compared to the same period in 2012. The increase comprises (i) a $312,000 increase in our same store retail portfolio, and (ii) a $141,000 increase in our same store office portfolio, partially offset by a $260,000 decrease in our same store industrial portfolio. At the total same store portfolio level, the increase is due to a 20 basis point year-over-year increase in our average leased square feet (from 95.3% to 95.5%), partially offset by a $0.02 year-over-year decrease in our average base rent per leased square foot (from $12.99 to $12.97), which resulted largely from a $0.06 decrease in the average base rent per leased square foot in our same store industrial portfolio, primarily due to certain lease renewals that included rent concessions.

The total increase in average leased square footage for our same store portfolio comprises increases in average leased square footage of approximately 31,000 square feet and 15,000 square feet in our same store industrial and retail portfolios, respectively, partially offset by a 16,000 square feet decrease in average leased square footage in our same store office portfolio. The $0.02 decrease in average base rent per leased square foot of the same store portfolio resulted from a decrease of $0.06 in our same store industrial portfolio, partially offset by increases of $0.11 and $0.03 in our same store office and retail portfolios, respectively.

Same store other rental revenue decreased for the year ended December 31, 2013 compared to the same period in 2012. Net amortization of above and below market lease assets and liabilities was the primary driver of the decrease, and the change was due to the expiration of off-market leases during the period. This decrease was partially offset by an increase in tenant rebill, late fee, and early termination income in certain same store properties.

Debt Related Income

Debt related income increased for the year ended December 31, 2013, compared to the same period in 2012. The increase was primarily attributable to additional investment of approximately $132.3 million new or increased principal balances subsequent to December 31, 2011, partially offset by the repayment of approximately $96.1 million in principal balances and the write-off or foreclosure of approximately $35 million in non-performing loans, subsequent to December 31, 2011.

Rental Expenses

Rental expenses increased for the year ended December 31, 2013, compared to the same period in 2012. This increase is primarily attributable to an increase in rental expenses in our same store portfolio and our acquisition and continued ownership of one additional operating real property subsequent to December 31, 2011.

Same store rental expenses increased for the year ended December 31, 2013, compared to the same period in 2012. This increase is due primarily to (i) an increase in engineering expense, primarily due to emergency repairs and union-related cost increases at one of our office properties located in the northeast, and (ii) severe winter weather during the year ended December 31, 2013 in certain markets resulting in an increase in snow removal costs during the year ended December 31, 2013 compared to the same period in 2012.

Other Operating Expenses

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by approximately $4.0 million, or 4%, for the year ended December 31, 2013, compared to the same period in 2012. This decrease was primarily attributable to a large number of our acquired intangible lease assets becoming fully depreciated subsequent to December 31, 2011, partially offset by depreciation related to our acquisition and continued ownership of one additional operating real property subsequent to December 31, 2011.

General and Administrative Expenses

General and administrative expenses increased by approximately $2.7 million, or 38%, for the year ended December 31, 2013, compared to the same period in 2012. The revised fee structure pursuant to the amended and restated Advisory Agreement, entered into in connection with the effectiveness of the Offering on July 12, 2012, caused us to directly incur payroll and overhead costs associated with our acquisition activities since we no longer pay our Advisor an acquisition fee. In addition, we record fees and costs associated with estimating our daily NAV per share (appraisal, fund accounting and valuation specialist fees, etc.) to general and administrative expense. We started to incur such fees in July 2012 when we began publishing a daily NAV per share.

Advisory Fees

Asset management fees paid to our Advisor decreased by approximately $2.5 million, or 14%, for the year ended December 31, 2013, compared to the same period in 2012. This decrease is attributable to the revised fee structure pursuant to the amended and restated Advisory Agreement, entered into in connection with the effectiveness of the Offering on July 12, 2012, which reduced asset management and advisory fees overall.

Unrealized Loss on Real Property

During the year ended December 31, 2013, we recognized an impairment charge of approximately $2.6 million based on our estimate of future cash flow and fair value of a wholly-owned industrial property. During the year ended December 31, 2012, we recognized an impairment charge of approximately $5.7 million based on our estimate of future cash flow and fair value of an industrial property held through a joint venture in which we were not the managing partner. This property was disposed of during 2013, and accordingly, the impairment charge is included within discontinued operations. See Note 3 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for further discussion of these impairment charges.

Other Income (Expenses)

Interest Expense

Interest expense decreased for the year ended December 31, 2013, compared to the same period in 2012 due to lower overall borrowings and a lower weighted average interest rate during the current year period. The $620 million Facility we entered into in December 2012, and subsequently expanded, significantly changed the composition of our borrowings as we repaid senior secured mortgage notes and other secured borrowings using proceeds from the Facility. The lower cost of borrowing associated with the Facility and other repayments of borrowings related to disposition activity significantly decreased our interest on mortgage notes. Additionally, we repaid one of our repurchase facilities during 2013, which reduced the total interest expense associated with other secured borrowings. The following table further describes our interest expense by debt obligation, and includes amortization of deferred financing costs, amortization related to our derivatives, and amortization of discounts and premiums (amounts in thousands):

	For the Year Ended December 31,
Debt Obligation	2013	2012
Mortgage notes	$65,201	$85,253
Other secured borrowings	2,973	5,535
Line of credit and other unsecured borrowings	8,610	1,627
Financing obligations	1,205	1,199

Total interest expense	$77,989	$93,614

Loss on Extinguishment of Debt and Financing Commitments

Loss on extinguishment of debt and financing commitments was approximately $2.5 million and $5.7 million for the years ended December 31, 2013 and 2012, respectively. The loss in 2013 primarily resulted from (i) the recognition of derivative hedge losses previously included in our accumulated other comprehensive loss (“OCI”) related to loans that were assumed by the buyer of an industrial portfolio subsequent to December 31, 2013, and (ii) the accelerated amortization of deferred financing costs upon the repayment of borrowings under our repurchase facilities earlier than we had originally expected. The loss in 2012 resulted primarily from (i) the repurchase of our own debt at a premium, (ii) the recognition of derivative hedge losses previously included in OCI upon early repayment of the related debt, and (iii) the accelerated recognition of deferred financing costs related to early repayment of three mortgage notes, one mezzanine loan, and outstanding borrowings under the Facility.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

The following table illustrates the changes in revenues, rental expenses, and net operating income for the year ended December 31, 2012 compared to the year ended December 31, 2011. Our 2012 same store portfolio includes all operating properties that we owned for the entirety of the current and each of the prior year reporting periods, and includes certain properties disposed of subsequent to December 31, 2013. Our 2012 same store portfolio includes 79 properties acquired prior to January 1, 2011 and owned through December 31, 2013, comprising approximately 14.8 million square feet. A discussion of these changes follows the table (dollar amounts in thousands).

	For the Year Ended December 31,
	2012	2011	$ Change	% Change
Revenues
Base rental revenue-same store (1)	$183,652	$181,407	$2,245	1%
Other rental revenue- same store	35,529	39,020	(3,491)	-9%

Total rental revenue-same store	219,181	220,427	(1,246)	-1%
Rental revenue-2011/2012 acquisitions	2,481	1,989	492	25%
Less: rental revenue - assets held for sale	(14,746)	(14,666)	(80)	1%

Total continuing rental revenue	206,916	207,750	(834)	0%
Debt related income	9,409	11,107	(1,698)	-15%

Total continuing revenues	216,325	218,857	(2,532)	-1%
Rental Expenses
Same store	43,838	44,925	(1,087)	-2%
2011/2012 acquisitions	679	501	178	36%
Less: Rental expenses - assets held for sale	(3,982)	(3,628)	(354)	10%

Total continuing rental expenses	40,535	41,798	(1,263)	-3%
Net Operating Income
Real property - same store	175,343	175,502	(159)	0%
Real property - 2011/2012 acquisitions	1,802	1,488	314	21%
Less: real property - assets held for sale	(10,764)	(11,038)	274	-2%
Debt related income	9,409	11,107	(1,698)	-15%

Total continuing net operating income (2)	$175,790	$177,059	$(1,269)	-1%

(1)	Base rental revenue represents contractual base rental revenue earned by us from our tenants and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above-market intangible lease assets or the amortization of below-market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as expense recovery revenue are included in the line item, referred to as “other rental revenue.”

(2)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “Net Operating Income” included above in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a reconciliation to GAAP, refer to Note 13 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Rental Revenue

The decrease in continuing rental revenue is primarily attributable to a decline in rental revenue from our same store properties, partially offset by an increase in revenue due to our acquisition and continued ownership of two additional real properties subsequent to December 31, 2010. Leased square footage of our operating portfolio was approximately 90.0% as of December 31, 2012, compared to approximately 94.7% as of December 31, 2011.

Same store base rental revenue increased approximately $2.2 million for the year ended December 31, 2012 compared to the same period in 2011. The increase comprises (i) a $1.3 million increase in our same store industrial portfolio, (ii) a $556,000 increase in our same store retail portfolio, and (iii) a $374,000 increase in our same store office portfolio. At the total same store portfolio level, the increase is due to (i) an 80 basis point year-over-year increase in our average leased square feet (from 94.4% to 95.2%), and a $0.05 year-over-year increase in our average base rent per leased square foot (from $12.95 to $13.00).

The total increase in average leased square footage for our same store portfolio comprises an increase in average leased square footage of approximately 186,000 square feet in our same store industrial portfolio, partially offset by decreases in average leased square footage of 42,000 square feet and 26,000 square feet in our same store office and retail portfolios, respectively. The $0.05 increase in average base rent per leased square foot of the same store portfolio resulted from increases of $0.35, $0.30, and $0.06 in our same store retail, office and industrial portfolios, respectively.

Same store other rental revenue decreased for the year ended December 31, 2012, compared to the same period in 2011. This decrease was primarily attributable to a decrease in our straight line adjustments across the same store portfolio, related to the expiration of free rent periods.

Debt Related Income

Debt related income decreased for the year ended December 31, 2012, compared to the same period in 2011. The decrease was primarily attributable to the (i) repayment of approximately $123.8 million in debt related investments and (ii) the foreclosure of approximately $20.0 million in debt related investments subsequent to December 31, 2010, partially offset by investments in debt-related investments of approximately $120.1 million subsequent to December 31, 2010.

Rental Expenses

Rental expenses decreased for the year ended December 31, 2012, compared to the same period in 2011. This decrease is primarily attributable to a decrease in rental expenses within our same store portfolio.

Same store rental expenses decreased for the year ended December 31, 2012, compared to the same period in 2011, primarily due to lower averaged leased square footage. Recoverable same store rental expenses increased during 2012 compared to 2011 due primarily to higher property taxes, partially offset by lower snow removal costs during 2012 compared to 2011. Non-recoverable expenses decreased during 2012 compared to 2011, primarily due to collections efforts that reduced bad debt expense.

Other Operating Expenses

General and Administrative Expenses

General and administrative expenses increased by approximately $403,000, or 6%, for the year ended December 31, 2012, compared to the same period in 2011. This increase is primarily attributable to increases in payroll, appraisal and valuation fees, accounting costs, and legal fees, primarily related to the effectiveness of the Offering during 2012.

Advisory Fees

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

Impairment of Real Estate Property

During the year ended December 31, 2012, we recognized an impairment charge of approximately $5.7 million based on our estimate of future cash flow and fair value of an industrial property held through a joint venture in which we were not the managing partner. This property was disposed of during 2013, and accordingly, the impairment charge is included within discontinued operations. During the year ended December 31, 2011, we recorded an impairment charge of $23.5 million on one office property located in the Silicon Valley, CA. This property was disposed of during 2012, and accordingly, the impairment charge is included within discontinued operations. See Note 3 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for further discussion of these impairment charges.

Provision for Loss on Debt Related Investments

We did not record any provision for loss on debt related investments during 2012. During the year ended December 31, 2011, we recorded $23.0 million in provision for loan losses related to two subordinate debt related investments in the Dallas, TX market.

Other Income (Expenses)

Interest and Other Income

Interest and other income decreased by approximately $1.6 million, or 66%, for the year ended December 31, 2012, compared to the same period in 2011. This decrease is primarily attributable to the continued deterioration in the performance of our CMBS and CRE-CDO securities portfolio.

Interest Expense

Interest expense increased by approximately $778,000, or 0.8%, for the year ended December 31, 2012, compared to the same period in 2011. This increase resulted primarily from expanded use of our line of credit and term loan and revolving credit facility during 2012 and additional repurchase facility borrowings during 2012 as compared to 2011. The increase from these borrowings was offset by a decrease in interest paid on mortgage notes as we disposed of properties and expanded use of our corporate borrowing capacity. The following table further describes our interest expense by debt obligation, including amortization of loan costs, amortization related to our derivatives, and amortization of discounts and premiums, for the years ended December 31, 2012 and 2011 (amounts in thousands).

	For the Year Ended December 31,
Debt Obligation	2012	2011
Mortgage notes	$85,253	$85,982
Other secured borrowings	5,535	3,988
Line of credit and other unsecured borrowings	1,627	186
Financing obligations	1,199	2,680

Total interest expense	$93,614	$92,836

Loss on Extinguishment of Debt and Financing Commitments

Loss on extinguishment of debt and financing commitments was approximately $5.7 million for the year ended December 31, 2012. This loss resulted primarily from (i) the repurchase of our own debt at a premium, (ii) the recognition of derivative hedge losses previously included in OCI upon early repayment of the related debt, and (iii) the accelerated recognition of deferred financing costs related to early repayment of three mortgage notes, one mezzanine loan, and outstanding borrowings under the Facility. We did not record a loss on extinguishment of debt and financing commitments during the year ended December 31, 2011.

Discontinued Operations

Results of operations and any gains or losses upon the disposition directly attributable to all properties sold or classified as held for sale as of December 31, 2013 are presented within Discontinued Operations for all periods presented. During the year ended December 31, 2013, we disposed of 13 operating properties and had classified a portfolio of 12 operating properties as held for sale as of December 31, 3013. During the year ended December 31, 2012, we disposed of three operating properties from our portfolio and included in our 2012 results a net gain realized from the sale of these properties. During the year ended December 31, 2011, we disposed of five operating properties from our portfolio, and included in our 2011 results the amount of the gain on a 2010 property sale where we financed the sale with a mortgage loan, related to which we participated in the profit upon the subsequent sale of the property during 2011.

Liquidity and Capital Resources

Liquidity Outlook

We believe our existing cash balance, our available credit under the Facility, cash from operations, additional proceeds from our Public Offerings, proceeds from the sale of existing investments, and prospective debt or equity issuances will be sufficient to meet our liquidity and capital needs for the foreseeable future, including the next 12 months. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, distribution payments, debt service payments, including debt maturities of approximately $132.5 million, of which approximately $84.2 million are subject to certain extension options, redemption payments, acquisitions of real property and debt related investments.

In order to maintain a reasonable level of liquidity for redemptions of Class A, Class W and Class I shares pursuant to our Class AWI SRP, we intend to generally maintain under normal circumstances the following aggregate allocation to liquid assets: (1) 10% of the aggregate NAV of our outstanding Class A, Class W and Class I shares up to $1 billion of collective Class A, Class W and Class I share NAV, and (2) 5% of the aggregate NAV of our outstanding Class A, Class W and Class I shares in excess of $1 billion of collective Class A, Class W and Class I share NAV. However, our board of directors has the right to modify, suspend or terminate our Class AWI SRP if it deems such action to be in the best interest of our stockholders. As of December 31, 2013, the aggregate NAV of our outstanding Class A, Class W and Class I shares was approximately $32.9 million.

As of December 31, 2013, we had approximately $24.8 million of cash compared to $36.9 million as of December 31, 2012. The following discussion summarizes the sources and uses of our cash during the year ended December 31, 2013, which resulted in the net cash decrease of approximately $12.1 million.

Operating Activities

Net cash provided by operating activities decreased by approximately $7.9 million to $86.6 million for the year ended December 31, 2013, compared to net cash provided by operating activities of approximately $94.5 million for the same period in 2012. This decrease is primarily due to a decrease in net operating income from our real property portfolio, primarily due to disposition activity, partially offset by a decrease in cash paid for interest and an increase in debt related investment income.

Lease Expirations

Our primary source of funding for our property-level operating expenses and debt service payments is rent collected pursuant to our tenant leases. Our properties are generally leased to tenants for the longer term and as of December 31, 2013, the weighted average remaining term of our leases was approximately 7.1 years, based on contractual remaining base rent, and 4.7 years, based on leased square footage. The following is a schedule of expiring leases for our consolidated operating properties by annualized base rent and square footage as of December 31, 2013 and assuming no exercise of lease renewal options (amounts in thousands).

	Lease Expirations
Year	Number of Leases Expiring	Annualized Base Rent (1)%		Square Feet	%
2014 (2)	118	$12,899	6.6%	1,878	13.2%
2015	97	16,969	8.6%	1,784	12.5%
2016	64	23,582	11.9%	1,514	10.6%
2017 (3)	52	53,054	26.9%	2,646	18.5%
2018	72	11,934	6.0%	1,367	9.6%
2019	55	24,246	12.3%	1,252	8.8%
2020	30	8,370	4.2%	471	3.3%
2021	14	12,440	6.3%	1,004	7.0%
2022	11	5,983	3.0%	431	3.0%
2023	19	16,042	8.1%	801	5.6%
Thereafter	20	11,994	6.1%	1,122	7.9%

Total	552	$197,513	100.0%	14,270	100.0%

(1)	Annualized base rent represents the annualized monthly base rent of leases executed as of December 31, 2013.
(2)	Includes leases that are on a month-to-month basis at annualized amounts.
(3)

Includes approximately $22.8 million annualized base rent and 594,000 square feet attributable to a lease with Charles Schwab & Co., Inc. (“Charles Schwab”) at one of our office properties located in New Jersey which expires in September 2017. Charles Schwab has subleased all of this area to various other sub-tenants. Approximately $7.9 million and 219,000 square feet are subject to lease agreements which expire subsequent to December 31, 2017. The leases with subtenants will become our direct tenants upon expiration of our lease with Charles Schwab.

During the year ended December 31, 2013, we signed new leases for approximately 1.1 million square feet and renewal leases for approximately 2.0 million square feet. Tenant improvements and leasing commissions related to these leases were approximately $10.6 million and $9.3 million, respectively, or $9.53 and $4.55 per square foot, respectively.

Investing Activities

Net cash provided by investing activities was approximately $72.8 million, compared to net cash used in investing activities of approximately $39.5 million for the year ended December 31, 2012. The majority of cash provided by investing activities in 2013 was due to our sale of 12 operating properties and the collection of principal repayments from four debt related investments. Net cash used in investing activities during 2012 was due to our investment in 15 debt related investments during the year and other capital expenditures, partially offset by cash provided from the sale of three operating properties during the year.

Real Estate Acquisition

During the year ended December 31, 2013, we acquired one operating real property for a purchase price of approximately $109.7 million. Related to this acquisition, we assumed a mortgage note with an unpaid principal balance of approximately $57.9 million at acquisition. The acquisition resulted in net cash used of approximately $48.2 million. We did not acquire any operating properties during the year ended December 31, 2012. See Note 3 to our financial statements, beginning on page F-1 of this Annual Report on Form 10-K for further discussion of this acquisition activity.

Capital Expenditures in Real Property

During the year ended December 31, 2013, cash used for capital expenditures in real property was approximately $25.4 million, comprising approximately $9.5 million in tenant improvements, $9.3 million in leasing costs, and $6.6 million in building improvements. During the year ended December 31, 2012, cash used for capital expenditures in real property was approximately $21.5 million, comprising $9.0 million in leasing costs, $6.4 million in tenant improvements, and $6.1 million in land and building improvements. The increase in cash used for tenant improvements during the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily related to improvements for long-term leases at two properties that were disposed of during 2013.

Real Estate Dispositions

During the year ended December 31, 2013, we disposed of 13 operating real properties, 12 of which were sold for a total gross sales price of $267.0 million, from which we received net investing cash flows of approximately $133.5 million. During the year ended December 31, 2012, we disposed of three operating real properties for total net proceeds of approximately $10.8 million, from which we received net investing cash flows of approximately $7.1 million. See Note 3 to our financial statements, beginning on page F-1 of this Annual Report on Form 10-K for further discussion of this disposition activity.

Debt Related Investments

During the year ended December 31, 2013, we received full repayment of four debt investments, three of which were structured as mortgage notes and one of which was structured as a B-note. These repayments resulted in net cash proceeds of approximately $28.1 million, after the repayment of borrowings secured by the investments. Additionally, we invested approximately $12.3 million in two debt investments (one structured as a mortgage note and one as mezzanine financing) that we originated during 2012.

During the year ended December 31, 2012, we invested approximately $40.0 million to invest in 15 debt related investments, all of which were structured as mortgage notes, except for one which was structured as a mezzanine loan. Additionally, we received full repayment of three debt investments, all of which were structured as mortgage notes, during the year ended December 31, 2012 which resulted in net cash proceeds of approximately $5.9 million, after the repayment of borrowings secured by the investments.

See Note 4 to our financial statements, beginning on page F-1 of this Annual Report on Form 10-K for further discussion of this debt related investment activity.

Financing Activities

Net cash used in financing activities was approximately $171.5 million for the year ended December 31, 2013, compared to net cash used in financing activities of approximately $146.6 million during the same period in 2012. The majority of cash used for financing activities in both years comprised (i) principal repayments of outstanding mortgage notes and other secured borrowings, (ii) the redemption of common shares under our Class E SRP, and (iii) distributions to common stockholders and noncontrolling interests, partially offset by (i) borrowings on the Facility during 2012 and (ii) net proceeds from the issuance of common stock from the Offering in 2013. During 2012, we paid down principal balances of outstanding mortgages and other secured borrowings of approximately $318.7 million, which was primarily funded by borrowings under the Facility.

We have offered and will continue to offer Class E shares of common stock through the Class E DRIP Offering. The amount raised under the Class E DRIP Offering decreased by approximately $13.0 million to approximately $21.5 million for the year ended December 31, 2013, from approximately $34.5 million for the same period in 2012. On July 12, 2012, we commenced the Offering. As of December 31, 2013, we had raised gross proceeds of approximately $32.3 million from the sale of approximately 4.7 million shares in the Offering, including approximately $121,000 through our distribution reinvestment plan, all of which was raised during the year ended December 31, 2013.

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

Distributions declared payable to common stockholders decreased approximately $22.0 million to approximately $62.3 million for the year ended December 31, 2013 from approximately $84.3 million for the same period in 2012. Such distributions were paid following the respective quarters for which they were declared. Approximately $41.1 million and $53.3 million, respectively, were paid in cash and approximately $21.2 million and $30.9 million, respectively, were reinvested in shares of our common stock pursuant to our distribution reinvestment plan during the years ended December 31, 2013 and 2012.

Redemptions

During the years ended December 31, 2013 and 2012, we redeemed approximately 10.0 million and 9.2 million Class E, A, W, and I shares, respectively, of common stock, the significant majority of which were redeemed pursuant to our Class E SRP. Cash used to redeem such shares increased approximately $3.6 million to $68.4 million during the year ended December 31, 2013, from $64.8 million for the same period in 2012. See

“Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Programs and Other Redemptions” of this Annual Report on Form 10-K for a description of our share redemption programs and other redemptions. In addition to the above-mentioned redemptions, during the years ended December 31, 2013 and 2012, we redeemed approximately 904,000 and 1.7 million OP Units from our OP Unit holders for approximately $6.2 million and $12.8 million in cash, respectively. Additionally, during the year ended December 31, 2012, we redeemed approximately 273,000 OP Units by issuing approximately 269,000 Class E shares.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures or capital resources. There are no lines of credit, side agreements, or any other derivative financial instruments related to or between our unconsolidated joint venture and us, and we believe we have no material exposure to financial guarantees.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2013, specifically our obligations under mortgage note agreements and operating lease agreements (amounts in thousands).

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings (1)	$1,540,164	$201,691	$609,683	$537,746	$191,044
Financing Obligations (2)	7,057	1,164	2,621	2,624	648

Total	$1,547,221	$202,855	$612,304	$540,370	$191,692

(1)	Includes principal and interest payments due for our mortgage notes and other secured and unsecured borrowing obligations.
(2)	As of December 31, 2013, we had operating master lease obligations relating to one property, in connection with our Operating Partnership’s private placement offerings of fractional interests. These amounts represent rental payments due under the related master lease schedule.

Subsequent Events

Disposition of Industrial Portfolio

On January 22, 2014, we disposed of a portfolio of 12 industrial real properties aggregating 3.4 million square feet to an unrelated third party. The properties were located in the Atlanta, GA, Cincinnati, OH, Central Pennsylvania, Columbus, OH, Dallas, TX, Indianapolis, IN, and Minneapolis, MN markets.

The following information provides a summary snapshot of our real property portfolio as of January 31, 2014.

As of January 31, 2014, we held the majority ownership in 70 operating properties located in 25 geographic markets in the United States, aggregating approximately 11.9 million square feet. As of January 31, 2014, our real property portfolio was approximately 91.9% leased to approximately 450 tenants. As of January 31, 2014, these properties had an estimated fair value of approximately $2.4 billion (calculated in accordance with our valuation procedures), comprising:

•

26 office properties located in 16 geographic markets, aggregating approximately 5.1 million net rentable square feet, with an aggregate fair value amount of approximately $1.4 billion. Of these 26 properties, nine are considered “multi-tenant” properties and aggregate approximately 1.9 million net rentable square feet, with an aggregate fair value amount of approximately $611.1 million, and 17 are considered “single-tenant” properties and aggregate approximately 3.2 million net rentable square feet, with an aggregate fair value amount of approximately $763.4 million;

•	31 retail properties located in seven geographic markets, aggregating approximately 3.1 million net rentable square feet, with an aggregate fair value amount of approximately $718.2 million; and

•	13 industrial properties located in 9 geographic markets, aggregating approximately 3.7 million net rentable square feet, with an aggregate fair value amount of approximately $260.9 million.

The chart below shows the current allocations of our real property investments across geographic markets. Percentages in the chart correspond to our fair value as of January 31, 2014.

In addition, we own real property investments in the following markets, though the fair value of the investments in each market account for less than 1% of the total fair value of our real property investments: Denver, CO, Fayetteville, AR, Jacksonville, FL, Little Rock, AR, and Pittsburgh, PA

See Note 17 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for further discussion of this disposition.

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

All joint ventures in which we have investments are variable interest entities. All of our investments in joint ventures represent our interests in real estate partnerships, formed for the purpose of acquiring, leasing, managing, holding for investment, selling and otherwise dealing with real property investments. Our involvement with our joint ventures affects our financial position, financial performance and cash flows in ways similar to direct ownership of real property investment. We own a significantly disproportionate majority of the ownership interests of our joint ventures. In each of our joint ventures, our joint venture partner performs the day-to-day management of the real properties owned by the respective joint ventures. However, in each of our joint ventures, we approve the activities that most significantly impact the joint venture’s economic performance. Due to our substantive approval rights and our exposure to the economic returns and losses of each of the joint ventures, we are the primary beneficiary of each of our joint ventures. Based on these considerations, we consolidate all of our investments in joint ventures. See our consolidated balance sheets for disclosure of the amount of real property and mortgage note borrowings that we consolidated through our investments in variable interest entities as of December 31, 2013 and 2012.

Judgments made by us with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a variable interest entity involve consideration of various factors, including the form of our ownership interest, the size of our investment (including loans), our ability to direct the activities of the entity, and our obligation to absorb the losses of, or, our right to receive benefits from the entity. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our financial statements and, consequently, our financial position and specific items in our results of operations that are used by our stockholders, lenders and others in their evaluation of us. As of December 31, 2013 and 2012, we consolidated approximately $306.6 million and $654.0 million, respectively, in real property investments, before accumulated depreciation and amortization of approximately $81.2 million and $133.7 million, respectively, and approximately $141.1 million and $419.5 million, respectively, in mortgage note borrowings associated with our consolidated variable interest entities. The maximum risk of loss related to our investment in these consolidated variable interest entities is limited to our recorded investments in such entities. The creditors of the consolidated variable interest entities do not have recourse to our general credit.

Generally, we consolidate real estate partnerships and other entities that are not variable interest entities when we own, directly or indirectly, a majority voting interest in the entity.

Revenue Recognition — Real Property

We record rental revenue for the full term of each lease on a straight-line basis. Certain properties have leases that offer the tenant a period of time where no rent is due or where rent payments increase during the term of the lease. Accordingly, we record a receivable from tenants for rent that we expect to collect over the remaining lease term rather than currently, which is recorded as straight-line rents receivable. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation. For the years ended December 31, 2013, 2012 and 2011, the total increase to rental revenue due to straight-line rent adjustments was approximately $8.9 million, $8.1 million, and $9.9 million, respectively.

Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as rental revenue. Tenant recovery income recognized as rental revenue for the years ended December 31, 2013, 2012 and 2011 was approximately $33.0 million, $33.6 million, and $33.4 million, respectively.

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

As of December 31, 2013, 70 of our properties are classified as held and used, and a portfolio of 12 properties are classified as held for sale. The held and used assets are reviewed for indicators of impairment, which may include, among others, vacancy, each tenant’s inability to make rent payments, operating losses or negative operating trends at the property level, notification by a tenant that it will not renew its lease, a decision to dispose of a property, including a change in estimated holding periods, or adverse changes in the fair value of any of our properties. If indicators of impairment exist on a held and used asset, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is greater than the current net book value, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is less than its current net book value, we recognize an impairment loss for the difference between the net book value of the property and its estimated fair value. For our properties classified as held for sale, we recognize an impairment loss if the current net book value of the property exceeds its fair value less selling costs. If our assumptions, projections or estimates regarding a property change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the property.

During the year ended December 31, 2013, we recorded a $2.6 million impairment related to a wholly-owned industrial property.

During the year ended December 31, 2012, we recorded a $5.7 million impairment related to an industrial property held in a joint venture in which we did not act as the managing partner. The property was sold subsequent to December 31, 2012, and thus the impairment charge is recorded within discontinued operations.

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

We did not record any provisions for loan losses during the years ended December 31, 2013 or 2012.

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

New Accounting Pronouncements

In February 2013, the FASB issued accounting standards update (“ASU”) 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”), which provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This will require an entity to measure those obligations as the sum of the amount the entity agreed to pay on the basis of its arrangement among its co-obligors as well as any additional amount the entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of those obligations. The amendments in this ASU are effective for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is required. We do not believe that the adoption of ASU 2013-04 will have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, that requires disclosure of the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount is required under GAAP to be reclassified in its entirety to net income. Additionally, the update requires disclosure of changes in each component of other comprehensive income. The disclosure requirements were retroactively effective for us beginning January 1, 2013. As this guidance only requires expanded disclosure, the adoption did not have a significant impact on our consolidated financial statements.

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

As of December 31, 2013, the outstanding principal balance of variable rate debt investments indexed to LIBOR rates was $25.0 million. If the LIBOR rates relevant to our variable rate debt investments were to decrease 10%, we estimate that our annual interest income would decrease by approximately $4,000 based on the LIBOR rates and our outstanding floating-rate debt investments as of December 31, 2013.

As of December 31, 2013, the fair value of our fixed rate mortgage debt was $1,010.1 million and the carrying value of our fixed rate mortgage debt was $969.6 million. The fair value estimate of our fixed rate mortgage debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of December 31, 2013. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of December 31, 2013, we had approximately $108.6 million of unhedged variable rate borrowings outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our remaining variable rate borrowings were to increase 10%, we estimate that our annual interest expense would increase by approximately $18,000 based on our outstanding floating-rate debt as of December 31, 2013.

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

Disclosure Controls and Procedures

As of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013, to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

During 2013, management conducted an evaluation of the effectiveness of our internal control over financial reporting, based upon criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls, and a conclusion on this evaluation. Based upon this evaluation, management determined that our internal control over financial reporting is effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control procedures that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

We will file a definitive Proxy Statement for our 2014 Annual Meeting of Stockholders (the “Proxy Statement”) with the Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

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

The information regarding the Company’s procedures by which stockholders may recommend nominees to the Company’s Board of Directors is incorporated herein by reference from the section entitled “Advance Notice for Stockholder Nominations and Proposals for the 2015 Annual Meeting” in our Proxy Statement.

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

Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans are incorporated herein by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Incentive Plans” in our Proxy Statement.

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

(b) Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description

3.1	Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed March 21, 2012

3.2	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.3	Articles Supplementary (Class A shares), incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.4	Articles Supplementary (Class W shares), incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.5	Articles Supplementary (Class I shares), incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.6	Fourth Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed September 26, 2013

4.1	Fourth Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed July 12, 2012

4.2	Class E Share Redemption Program, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed July 12, 2012

4.3	Amended and Restated Class A, W and I Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-k, filed September 26, 2013

4.4	Statement regarding transfer restrictions, preferences, limitations, and rights of holders of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-175989), filed April 15, 2013

10.1	Eighth Amended and Restated Advisory Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 12, 2012

10.2	Fourth Amended and Restated Operating Partnership Agreement of Dividend Capital Total Realty Operating Partnership LP, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 12, 2012

Exhibit Number	Description

10.3	Amendment No. 1 to Fourth Amended and Restated Operating Partnership Agreement of Dividend Capital Total Realty Operating Partnership LP, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 13, 2012

10.4	Property Management Agreement between the Company (f/k/a Dividend Capital Total Realty Trust Inc.) and Dividend Capital Property Management LLC, incorporated by reference to Exhibit 10.3 to Amendment No. 5 to the Company’s Registration Statement on Form S-11, Commission File No. 333-125338, filed January 13, 2006

10.5	Form of Management Agreement between various affiliates of the Company (f/k/a Dividend Capital Total Realty Trust Inc.) and KeyPoint Partners LLC, as property manager (New England Retail Portfolio), incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q, filed August 14, 2007

10.6	Dividend Capital Fixed Rate Office Portfolio Loan Agreement between TRT Lending Subsidiary I, LLC and Wells Fargo Bank, National Association, dated June 25, 2010, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 13, 2010

10.7	Side Letter Agreement Related to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and among the Company (f/k/a Dividend Capital Total Realty Trust Inc.) and New York Life Insurance Company, dated June 25, 2010, incorporated by reference to Exhibit 10.5.1 to the Company’s Quarterly Report on Form 10-Q, filed August 13, 2010

10.8	Credit Agreement, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed December 21, 2012

10.9	Amended and Restated Dealer Manager Agreement, including Form of Selected Dealer Agreement, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed March 19, 2013

10.10	Amendment No. 1 to Amended and Restated Dealer Manager Agreement, incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed June 5, 2013

10.11	Amendment No. 2 to Amended and Restated Dealer Manager Agreement, incorporated by reference to Exhibit 1.3 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-175989), filed August 2, 2013

10.12	Selected Dealer Agreement with Raymond James & Associates, Inc., incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K, filed June 5, 2013

10.13	Form of Indemnification Agreement for officers and directors, incorporated by reference to Exhibit 10.4 to Amendment No. 5 to the Company’s Registration Statement on Form S-11, Commission File No. 333-125338, filed January 13, 2006

10.14	Amended and Restated Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 10, 2013

10.15	Secondary Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 10, 2013

10.16	Form of Director Option Agreement, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed April 7, 2006

10.17	Form of Independent Director Restricted Stock Unit Agreement*

21	Subsidiaries of the registrant*

23.1	Consent of KPMG LLP*

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Valuation Procedures*

99.2	Consent of Altus Group U.S., Inc.*

101.1	The following information from this Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity; and (iv) Consolidated Statements of Cash Flows*

*	Filed or furnished herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dividend Capital Diversified Property Fund Inc.:

We have audited the accompanying consolidated balance sheets of Dividend Capital Diversified Property Fund Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income and loss, equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dividend Capital Diversified Property Fund Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

March 10, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and footnoted information)

	As of December 31
	2013	2012
ASSETS
Investments in real property	$2,376,864	$2,819,550
Accumulated depreciation and amortization	(452,222)	(482,782)

Total net investments in real property (1)	1,924,642	2,336,768
Debt related investments, net	123,935	187,321

Total net investments	2,048,577	2,524,089
Cash and cash equivalents	24,778	36,872
Restricted cash	25,550	32,968
Other assets, net	60,328	65,325
Assets held for sale (2)	146,176	—

Total Assets	$2,305,409	$2,659,254

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$45,769	$53,221
Mortgage notes and other secured borrowings (3)	943,045	1,319,452
Unsecured borrowings	300,000	300,000
Intangible lease liabilities, net	74,413	88,331
Other liabilities	50,503	56,723
Liabilities associated with assets held for sale (4)	86,668	—

Total Liabilities	1,500,398	1,817,727
Equity:
Stockholders’ equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 176,006,755 and 178,127,559 shares issued and outstanding, as of December 31, 2013 and December 31, 2012, respectively (5)	1,760	1,781
Additional paid-in capital	1,582,886	1,610,996
Distributions in excess of earnings	(860,747)	(850,885)
Accumulated other comprehensive loss	(10,794)	(16,196)

Total stockholders’ equity	713,105	745,696
Noncontrolling interests	91,906	95,831

Total Equity	805,011	841,527

Total Liabilities and Equity	$2,305,409	$2,659,254

(1)	Includes approximately $82.4 million and $520.3 million, after accumulated depreciation and amortization, in consolidated real property variable interest entity investments as of December 31, 2013 and 2012, respectively.
(2)	Includes approximately $143.0 million, after accumulated depreciation and amortization, in consolidated real property variable interest investments as of December 31, 2013.
(3)	Includes approximately $60.7 million and $419.5 million in consolidated mortgage notes in variable interest entity investments as of December 31, 2013 and 2012, respectively.
(4)	Includes approximately $80.4 million in consolidated mortgage notes in variable interest entity investments as of December 31, 2013.
(5)	Includes 171,254,036 shares of Class E common stock, 216,745 shares of Class A common stock, 208,889 shares of Class W common stock, and 4,327,085 shares of Class I common stock issued and outstanding as of December 31, 2013, and 178,090,434 shares of Class E common stock, 12,375 shares of Class A common stock, 12,375 shares of Class W common stock, and 12,375 shares of Class I common stock issued and outstanding as of December 31, 2012.

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share and footnoted information)

	For the Year Ended December 31,
	2013	2012	2011
REVENUE:
Rental revenue	$207,328	$206,916	$207,750
Debt related income	10,449	9,409	11,107

Total Revenue	217,777	216,325	218,857

EXPENSES:
Rental expense	43,672	40,535	41,798
Real estate depreciation and amortization expense	87,174	91,127	93,407
General and administrative expenses	9,973	7,229	6,826
Advisory fees, related party	15,120	17,659	20,854
Acquisition-related expenses (1)	337	325	610
Impairment of real estate property	2,600	—	—
Provision for loss on debt related investments	—	—	23,037
Other-than-temporary impairment on securities	—	—	3,369

Total Operating Expenses	158,876	156,875	189,901

Other Income (Expenses):
Interest and other income (expense)	(153)	807	2,394
Interest expense	(65,325)	(69,844)	(74,406)
Loss on extinguishment of debt and financing commitments	(2,507)	(5,374)	—

Loss from continuing operations	(9,084)	(14,961)	(43,056)
Discontinued operations, net of taxes (2)	65,554	(7,410)	(21,510)

Net income (loss)	56,470	(22,371)	(64,566)

Net (income) loss attributable to noncontrolling interests	(4,002)	110	6,886

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$52,468	$(22,261)	$(57,680)

Net income (loss) per basic and diluted common share:
Continuing operations	$(0.05)	$(0.08)	$(0.22)
Discontinued operations	$0.34	$(0.04)	$(0.09)

NET LOSS PER BASIC AND DILUTED COMMON SHARE	$0.29	$(0.12)	$(0.31)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	178,196	181,982	183,813

Diluted	191,932	197,244	197,377

(1)	Includes approximately $218,000 paid to our Advisor for the year ended December 31, 2011. We did not pay any acquisition fees to our Advisor during the years ended December 31, 2013 and 2012.
(2)	Includes approximately $2.6 million, $101,000, and $1.6 million paid to our Advisor for fees associated with the disposition of real properties during the years ended December 31, 2013, 2012, and 2011, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND LOSS

(In thousands)

	For the Year Ended December 31,
	2013	2012	2011
Net Income (Loss)	$56,470	$(22,371)	$(64,566)

Other Comprehensive Income (Loss), net of tax:
Net unrealized change from available-for-sale securities	—	(1,426)	1,260
Unrealized change from cash flow hedging derivatives	4,975	3,963	2,837

Total Other Comprehensive Income, net of tax	4,975	2,537	4,097

Comprehensive income (loss)	61,445	(19,834)	(60,469)
Comprehensive (income) loss attributable to noncontrolling interests	(3,577)	(87)	6,605

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$57,868	$(19,921)	$(53,864)

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONSOLIDATED STATEMENT OF EQUITY

(In thousands)

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances, December 31, 2010	182,717	$1,827	$1,644,249	$(580,981)	$(22,352)	$114,231	$1,156,974
Comprehensive income (loss):
Net loss	—	—	—	(57,680)	—	(6,886)	(64,566)
Net unrealized change from available-for-sale securities	—	—	—	—	1,174	86	1,260
Unrealized change from cash flow hedging derivatives	—	—	—	—	2,642	195	2,837
Common stock:
Issuance of common stock, net of offering costs	5,274	53	45,749	—	—	—	45,802
Conversion of OP Units to common stock	118	1	977	—	—	(978)	—
Redemptions of common stock	(5,778)	(58)	(48,308)	—	—	—	(48,366)
Amortization of stock based compensation	—	—	22	—	—	—	22
Distributions declared on common stock	—	—	—	(105,704)	—	—	(105,704)
Noncontrolling interests:
Contributions of noncontrolling interests	—	—	—	—	—	28,065	28,065
Distributions to noncontrolling interests	—	—	—	—	—	(10,470)	(10,470)
Buyout of noncontrolling interest	—	—	(2,353)	—	—	(4,232)	(6,585)

Balances, December 31, 2011	182,331	$1,823	$1,640,336	$(744,365)	$(18,536)	$120,011	$999,269

Comprehensive income (loss):
Net loss	—	$—	$—	$(22,261)	$—	$(110)	$(22,371)
Net unrealized change from available-for-sale securities	—	—	—	—	(1,315)	(111)	(1,426)
Unrealized change from cash flow hedging derivatives	—	—	—	—	3,655	308	3,963
Common stock:
Issuance of common stock, net of offering costs	4,711	47	34,877	—	—	—	34,924
Conversion of OP Units to common stock	269	3	2,270	—	—	(2,273)	—
Redemptions of common stock	(9,183)	(92)	(65,066)	—	—	—	(65,158)
Amortization of stock based compensation	—	—	7	—	—	—	7
Distributions declared on common stock	—	—	—	(84,259)	—	—	(84,259)
Noncontrolling interests:
Contributions of noncontrolling interests	—	—	—	—	—	1,053	1,053
Distributions to noncontrolling interests	—	—	—	—	—	(8,617)	(8,617)
Redemptions of noncontrolling interests	—	—	—	—	—	(12,785)	(12,785)
Buyout of noncontrolling interest	—	—	(1,428)	—	—	(1,645)	(3,073)

Balances, December 31, 2012	178,128	$1,781	$1,610,996	$(850,885)	$(16,196)	$95,831	$841,527

Comprehensive income (loss):
Net income	—	$—	$—	$52,468	$—	$4,002	$56,470
Unrealized change from cash flow hedging derivatives	—	—	—	—	4,621	354	4,975
Common stock:
Issuance of common stock, net of offering costs	7,864	78	48,611	—	—	—	48,689
Redemptions of common stock	(9,985)	(99)	(68,432)	—	—	—	(68,531)
Distributions declared on common stock	—	—	—	(62,330)	—	—	(62,330)
Noncontrolling interests:
Contributions of noncontrolling interests	—	—	—	—	—	212	212
Distributions declared to noncontrolling interests	—	—	—	—	—	(5,446)	(5,446)
Redemptions of noncontrolling interests	—	—	(5,549)	—	781	(1,408)	(6,176)
Buyout of noncontrolling interest	—	—	(2,740)	—	—	(1,639)	(4,379)

Balances, December 31, 2013	176,007	$1,760	$1,582,886	$(860,747)	$(10,794)	$91,906	$805,011

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES:
Net income (loss)	$56,470	$(22,371)	$(64,566)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate depreciation and amortization expense	108,191	129,116	126,890
Gain on disposition of real property	(74,306)	(21,144)	(13,588)
Unrealized impairment loss on real property	2,600	5,700	23,500
Provision for loss on debt related investments	—	—	23,037
Other adjustments to reconcile loss to net cash provided by operating activities	9,835	14,824	9,841
Changes in operating assets and liabilities	(16,201)	(11,638)	(10,772)

Net cash provided by operating activities	86,589	94,487	94,342

INVESTING ACTIVITIES:
Acquisition of real property	(48,228)	—	(21,456)
Capital expenditures in real property	(25,436)	(21,456)	(11,850)
Proceeds from disposition of real properties	133,485	7,081	81,651
Investment in debt related investments	(10,848)	(39,958)	—
Principal collections on debt related investments	29,018	7,300	43,605
Other investing activities	(5,144)	7,568	(2,493)

Net cash provided by (used in) investing activities	72,847	(39,465)	89,457

FINANCING ACTIVITIES:
Mortgage note proceeds	—	15,126	—
Mortgage note principal repayments	(29,046)	(291,281)	(11,109)
Net proceeds from revolving line of credit borrowings	—	30,000	—
Proceeds from term loan borrowings	—	270,000	—
Proceeds from other secured borrowings	—	—	19,162
Repayment of other secured borrowings	(44,256)	(27,461)	(471)
Redemption of common shares	(66,073)	(53,916)	(62,588)
Distributions on common stock	(41,050)	(57,005)	(64,458)
Proceeds from sale of common stock	30,917	567	—
Offering costs for issuance of common stock	(3,812)	(3,403)	(91)
Distributions to noncontrolling interest holders	(5,599)	(9,230)	(10,408)
Redemption of OP Unit holder interests	(6,405)	(11,944)	(824)
Other financing activities	(6,206)	(8,050)	(8,124)

Net cash used in financing activities	(171,530)	(146,597)	(138,911)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,094)	(91,575)	44,888

CASH AND CASH EQUIVALENTS, beginning of period	36,872	128,447	83,559
CASH AND CASH EQUIVALENTS, end of period	$24,778	$36,872	$128,447

Supplemental Disclosure of Cash Flow Information:
Assumed mortgage	$57,897	$124,800	$—
Cash paid for interest	$72,352	$87,935	$84,113
Amount issued pursuant to the distribution reinvestment plan	$21,473	$34,491	$45,732
Non-cash reduction of mortgage note and other secured borrowings	$239,573	$63,253	$120,029
Non-cash disposition of real property*	$193,066	$46,282	$—
Non-cash principal collection on debt related investments	$46,183	$17,778	$61,103
Non-cash origination of debt related investments	$—	$82,343	$—
Non-cash investment in real property	$—	$125,854	$—
Non-cash origination of repurchase facility	$—	$96,534	$—
Issuances of OP Units for beneficial interests	$—	$—	$28,597

*	Represents the amount of proceeds from the disposition of real property that we did not receive in cash, primarily due to the repayment or assumption of related mortgage note borrowings by the purchaser at closing.

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

On July 12, 2012, the Securities and Exchange Commission (the “Commission”) declared effective our Registration Statement on Form S-11 (Registration Number 333-175989) (as amended, the “Registration Statement”). The Registration Statement applies to the offer and sale (the “Offering”) of up to $3,000,000,000 of our shares of common stock, of which $2,250,000,000 of shares are expected to be offered to the public in a primary offering and $750,000,000 of shares are expected to be offered to our stockholders pursuant to an amended and restated distribution reinvestment plan (subject to our right to reallocate such amounts). In the Offering, we are offering to the public three classes of shares: Class A shares, Class W shares and Class I shares with net asset value (“NAV”) based pricing. See Part II, Item 5, and Exhibit 99.1 of this Annual Report on Form 10-K for a description of our valuation procedures and valuation components, including important disclosure regarding real property valuations provided by Altus Group U.S., Inc., an independent valuation firm. Our independent registered public accounting firm does not audit our NAV. Selling commissions, dealer manager fees, and distribution fees are allocated to Class A shares, Class W shares, and Class I shares on a class-specific basis and differ for each class, even when the NAV of each class is the same. We are offering to sell any combination of Class A shares, Class W shares and Class I shares with a dollar value up to the maximum offering amount. We also sell shares of our unclassified common stock, which we refer to as “Class E” shares, pursuant to our distribution reinvestment plan offering registered on our Registration Statement on Form S-3 (Registration Number 333-162636). In the event of a liquidation event, such assets, or the proceeds therefrom, will be distributed ratably in proportion to the respective NAV for each class until the NAV for each class has been paid. Other than differing allocable fees and expenses and liquidation rights, Class E shares, Class A shares, Class W shares, and Class I shares have identical rights and privileges.

As of December 31, 2013, we had raised gross proceeds of approximately $32.3 million from the sale of approximately 4.7 million shares in the Offering, including approximately $121,000 through our distribution reinvestment plan. As of December 31, 2013, approximately $2,967.7 million in shares remained available for sale pursuant to the Offering, including approximately $749.9 million in shares available for sale through our distribution reinvestment plan.

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

All joint ventures in which we have investments are variable interest entities. All of our investments in joint ventures represent our interests in real estate partnerships, formed for the purpose of acquiring, leasing, managing, holding for investment, selling and otherwise dealing with real property investments. Our involvement with our joint ventures affects our financial position, financial performance and cash flows in ways similar to direct ownership of real property investment. We own a significantly disproportionate majority of the ownership interests of our joint ventures. In each of our joint ventures, our joint venture partner performs the day-to-day management of the real properties owned by the respective joint ventures. However, in each of our joint ventures, we approve the activities that most significantly impact the joint venture’s economic performance. Due to our substantive approval rights and our exposure to the economic returns and losses of each of the joint ventures, we are the primary beneficiary of each of our joint ventures. Based on these considerations, we consolidate all of our investments in joint ventures. See our consolidated balance sheets for disclosure of the amount of real property and mortgage note borrowings that we consolidated through our investments in variable interest entities as of December 31, 2013 and 2012.

Judgments made by us with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a variable interest entity involve consideration of various factors, including the form of our ownership interest, the size of our investment (including loans), our ability to direct the activities of the entity, and our obligation to absorb the losses of, or, our right to receive benefits from the entity. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our financial statements and, consequently, our financial position and specific items in our results of operations that are used by our stockholders, lenders and others in their evaluation of us. The maximum risk of loss related to our investment in these consolidated variable interest entities is limited to our recorded investments in such entities. The creditors of the consolidated variable interest entities do not have recourse to our general credit.

Generally, we consolidate real estate partnerships and other entities that are not variable interest entities when we own, directly or indirectly, a majority voting interest in the entity.

Reclassifications

Certain amounts included in the accompanying financial statements for 2012 and 2011 have been reclassified to conform to the 2013 financial statement presentation. Balance sheet amounts for properties classified as held for sale have been reclassified as of December 31, 2013. Statement of operations amounts for properties disposed of or classified as held for sale have been reclassified to discontinued operations for all periods presented. Amounts in our segment and quarterly financial data disclosures in Notes 13 and 16 reflect the reclassification of amounts related to properties that have been disposed of or classified as held for sale as of December 31, 2013.

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

Upon acquisition, the total cost of a property is allocated to land, building, building and land improvements, tenant improvements and intangible lease assets and liabilities. The purchase price allocation of the total cost to land, building, building improvements, tenant improvements, intangible lease assets and intangible lease liabilities is based on our estimate of the property’s as-if vacant fair value. The as-if vacant fair value is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The difference between the fair value and the face value of debt assumed in an acquisition is recorded as an adjustment to the purchase price allocation. The allocation of the total cost of a property to an intangible lease asset includes the value associated with the in-place leases, which may include lost rent, leasing commissions, tenant improvements, legal and other costs.

We record acquired “above-market” and “below-market” leases at their fair value equal to the difference between the contractual amounts to be paid pursuant to each in-place lease and our estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining term of the lease plus the term of any below-market fixed-rate renewal option periods for below-market leases. In addition, we allocate a portion of the purchase price of an acquired property to the estimated value of customer relationships, if any. As of December 31, 2013, we had not recognized any estimated value to customer relationships.

Intangible in-place lease assets are amortized over the corresponding lease term. Above-market lease assets are amortized as a reduction in rental revenue over the corresponding lease term. Below-market lease liabilities are amortized as an increase in rental revenue over the corresponding lease term, plus any applicable below-market fixed-rate renewal option periods. The following table summarizes the amounts that we have incurred in amortization expense for intangible lease assets and adjustments to rental revenue for above-market lease assets and below-market lease liabilities for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands).

	For the Year Ended December 31,
	2013	2012	2011
Above-market lease assets	$(7,293)	$(8,050)	$(8,393)
Below-market lease liabilities	7,537	9,567	9,756

Net increase to rental revenue	$244	$1,517	$1,363

Intangible lease asset amortization	$(62,325)	$(80,739)	$(77,452)

We expense any unamortized intangible lease asset or record an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability when a tenant terminates a lease before the stated lease expiration date. We recorded an insignificant amount of adjustments related to write-offs of unamortized intangible lease assets and liabilities due to early lease terminations during the years ended December 31, 2013, 2012 and 2011.

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

The following table presents expected amortization during the next five years and thereafter related to the acquired above-market lease assets, below-market lease liabilities and acquired in-place lease intangibles, for properties owned (including properties classified as held for sale) as of December 31, 2013 (amounts in thousands).

	For the Year Ended December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Acquired below-market lease liabilities	$7,125	$5,895	$5,201	$4,975	$4,920	$49,433	$77,549
Acquired above-market lease assets	(6,716)	(6,315)	(6,248)	(3,711)	(1,418)	(1,897)	(26,305)

Net rental revenue increase (decrease)	$409	$(420)	$(1,047)	$1,264	$3,502	$47,536	$51,244

Acquired in-place lease intangible amortization	$47,544	$40,203	$37,527	$22,382	$12,099	$29,002	$188,757

Discontinued Operations and Held for Sale

Discontinued operations represent properties that we have either disposed of or have classified as held for sale if both the operations and cash flows of the property have been or will be eliminated from our ongoing operations as a result of the disposal transaction and if we will not have any significant continuing involvement in the operations of the property after the disposal transaction. The results of operations of properties that have been classified as discontinued operations are also reported as discontinued operations for all periods presented. We classify real property as held for sale when our management commits to a plan to sell the property, the plan has appropriate approvals, the sale of the property is probable, and certain other criteria are met. At such time, the respective assets and liabilities are presented separately on our balance sheets and depreciation is no longer recognized. Assets held for sale are reported at the lower of their carrying amount or their estimated fair value less the costs to sell the assets. We recognize an impairment loss if the current net book value of the property exceeds its fair value less selling costs. As of December 31, 2013 and 2012, 12 and zero of our properties were classified as held for sale, respectively.

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

The following table summarizes straight-line rental adjustments and tenant recovery income received from tenants for real estate taxes, insurance and other property operating expenses and recognized as rental revenue for the years ended December 31, 2013, 2012, and 2011 (amounts in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Straight-line rent adjustments	$8,864	$8,107	$9,902
Tenant recovery income	$33,029	$33,585	$33,445

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

Impairment

Impairment — Real Property

We review our investments in real property that are classified as held and used individually on a quarterly basis, and more frequently when such an evaluation is warranted, to determine their appropriate classification, as well as whether there are indicators of impairment.

As of December 31, 2013, 70 of our properties are classified as held and used. These held and used assets are reviewed for indicators of impairment, which may include, among others, each tenant’s inability to make rent payments, operating losses or negative operating trends at the property level, notification by a tenant that it will not renew its lease, a decision to dispose of a property, including a change in estimated holding periods, or adverse changes in the fair value of any of our properties. If indicators of impairment exist on a held and used asset, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is greater than the current net book value, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is less than its current net book value, we recognize an impairment loss for the difference between the net book value of the property and its estimated fair value. If our assumptions, projections or estimates regarding a property change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the property. See Note 3 for a discussion of impairment charges relating to our real properties recorded during the years ended December 31, 2013, 2012, and 2011.

Impairment — Debt Related Investments

We review our debt related investments on a quarterly basis, and more frequently when such an evaluation is warranted, to determine if impairment exists. A debt related investment is impaired when, based on current information and events including economic, industry and geographical factors, it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the agreement. When our investment is deemed impaired, the impairment is measured based on the expected future cash flows discounted at the investment’s effective interest rate. As a practical expedient, we may measure impairment based on the fair value of the collateral of an impaired collateral-dependent investment or to measure impairment based on an observable market price for the impaired investment as an alternative to discounting expected future cash flows. Regardless of the measurement method, we measure impairment based on the fair value of the collateral when it is determined that foreclosure is probable. A debt related investment is also considered impaired if its terms are modified in a troubled debt restructuring (“TDR”). A TDR occurs when we grant a concession to a borrower in financial difficulty by modifying the original terms of the loan. Impairments on TDR loans are generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. See Note 4 for a discussion of impairment charges relating to our debt related investments recorded during the years ended December 31, 2013, 2012, and 2011.

Impairment — Real Estate Securities

As of both December 31, 2013 and 2012, we held investments in real estate securities of approximately $0.5 million. Real estate securities are included in other assets, net, in the accompanying balance sheets.

During the years ended December 31, 2013, 2012, and 2011, we recorded approximately $0, $0 and $3.4 million, respectively, related to other-than-temporary impairment of our CMBS and CRE-CDO securities. Due to volatility with the credit market and its unpredictable impact for such securities, we determined that we cannot reliably predict the timing and amount of cash flows that we expect to receive related to the majority of our CMBS and CRE-CDO securities. Therefore, we account for such securities under the cost recovery method of accounting. The application of the cost recovery method of accounting requires that we cease recognizing interest income related to these securities until the amortized cost of each respective security is depleted or until we can reliably estimate cash flows. Once the amortized cost of each security is depleted or we can reasonably estimate cash flows, cash payments will be recorded to interest income. Under the cost recovery method of accounting, if the fair value of a security falls below the amortized cost of that security and we do not anticipate that the receipt of near term cash flows will sufficiently reduce the security’s amortized cost below its fair value, then we recognize an other-than-temporary impairment in an amount equal to the difference between that security’s fair value and its amortized cost.

Credit Losses

A credit loss represents the difference between the present value of expected future cash flows and the amortized cost basis of a debt security. As of both December 31, 2013 and 2012, we had recognized approximately $140.1 million of cumulative credit losses in other-than-temporary impairment related to our investments in debt securities. We recorded impairment losses of $0, $0, and $3.4 million for each of the years ended December 31, 2013, 2012, and 2011, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less such as money market mutual funds or certificates of deposits. As of both December 31, 2013 and 2012, we have not realized any losses in such cash accounts or investments and believe that we are not exposed to any significant credit risk.

Restricted Cash

Restricted cash consists primarily of lender and property-related escrow accounts. As of both December 31, 2013 and 2012, we had not realized any losses in such restricted cash accounts or investments related to, and believe that we are not exposed to any significant credit risk.

Collectability of Receivables

We evaluate the collectability of our rent and other receivables on a regular basis based on factors including, among others, payment history, the financial strength of the tenant or borrower and any guarantors. Specifically with regards to our debt related investments, we evaluate the collectability of our receivables based on factors including, among others, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full amount of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. As of December 31, 2013 and 2012, we had allowances included in the caption other assets, net, in our accompanying balance sheets of approximately $251,000 and $510,000, respectively, related to our rent and other receivables. If our assumptions or estimates regarding the collectability of a receivable change in the future, we may have to record allowances to reduce or further reduce the carrying value of the receivable.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) as reported in the accompanying statements of equity primarily consists of the cumulative loss related to our derivatives of $8.8 million, before attribution to noncontrolling interests of $1.0 million, and cumulative gain related to our real estate securities of approximately $411,000, before attribution of a cumulative loss to noncontrolling interests of $1.3 million.

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

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the periods they are determined to be necessary.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued accounting standards update (“ASU”) 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date, (“ASU 2013-04”) which provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This will require an entity to measure those obligations as the sum of the amount the entity agreed to pay on the basis of its arrangement among its co-obligors as well as any additional amount the entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of those obligations. The amendments in this ASU are effective for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is required. We do not believe that the adoption of ASU 2013-04 will have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, that requires disclosure of the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount is required under GAAP to be reclassified in its entirety to net income. Additionally, the update requires disclosure of changes in each component of other comprehensive income. The disclosure requirements were retroactively effective for us beginning January 1, 2013. As this guidance only requires expanded disclosure, the adoption did not have a significant impact on our consolidated financial statements.

3. INVESTMENTS IN REAL PROPERTY

Our consolidated investments in real property consist of investments in office, industrial and retail properties. The following tables summarize our consolidated investments in real property as of December 31, 2013 and 2012 (amounts in thousands):

Real Property	Land	Building and Improvements	Intangible Lease Assets	Total Investment Amount	Intangible Lease Liabilities	Net Investment Amount
As of December 31, 2013:
Office	$232,117	$769,654	$365,314	$1,367,085	$(15,861)	$1,351,224
Industrial (1)	51,678	359,800	66,877	478,355	(46,626)	431,729
Retail	227,218	420,070	77,752	725,040	(51,059)	673,981

Total gross book value	511,013	1,549,524	509,943	2,570,480	(113,546)	2,456,934
Accumulated depreciation/amortization	—	(207,966)	(294,881)	(502,847)	35,997	(466,850)

Total net book value	$511,013	$1,341,558	$215,062	$2,067,633	$(77,549)	$1,990,084

As of December 31, 2012:
Office	$218,738	$833,226	$457,754	$1,509,718	$(25,121)	$1,484,597
Industrial	71,725	436,340	79,610	587,675	(48,432)	539,243
Retail	227,218	416,971	77,968	722,157	(51,059)	671,098

Total gross book value	517,681	1,686,537	615,332	2,819,550	(124,612)	2,694,938
Accumulated depreciation/amortization	—	(189,740)	(293,042)	(482,782)	36,281	(446,501)

Total net book value	$517,681	$1,496,797	$322,290	$2,336,768	$(88,331)	$2,248,437

(1)	Includes $21.1 million in land, $157.7 million in building and improvements, $14.9 million in intangible lease assets, and $5.6 million in intangible lease liabilities, before accumulated depreciation on assets of $50.6 million and accumulated amortization of intangible lease liabilities of $2.5 million, related to 12 industrial properties classified as held for sale in the accompanying balance sheet as of December 31, 2013.

Acquisitions

On November 7, 2013, we acquired 100% of a 269,000 square foot office property in San Francisco, CA (“655 Montgomery”). 655 Montgomery was subject to a mortgage note with a principal balance of $57.9 million as of the acquisition date bearing interest at 6.0%, which matures in June 2016. As of December 31, 2013, the unpaid principal balance of this mortgage note was $57.8 million.

As of December 31, 2013, we have made an allocation of the fair value of the acquired assets and liabilities of 655 Montgomery to land, building, improvements and intangible lease assets and liabilities. Based on this allocation of the $109.7 million in estimated fair value of the acquired assets and liabilities of 655 Montgomery, we attributed approximately $32.6 million to land, approximately $67.8 million to building and improvements, approximately $15.9 million to intangible lease assets, approximately $1.5 million to intangible lease liabilities, and approximately $3.1 million to other liabilities and the mark-to-market adjustment on the mortgage assumed at acquisition. The weighted-average amortization periods for the intangible lease assets and intangible lease liabilities were approximately 4.4 years and 2.3 years, respectively, at the acquisition date. We have also recognized the assumed mortgage note based on an estimate of fair value of $61.7 million as of the acquisition date. We have not made any material adjustments related to this acquisition since the acquisition date.

For the year ended December 31, 2013, our consolidated statement of operations includes aggregate revenue of $1.6 million and net operating income (as defined in Note 13) of $857,000 attributable to 655 Montgomery.

Real Property Impairment

During the year ended December 31, 2013, we determined that one of our wholly-owned industrial properties, located in the Silicon Valley, CA market, was unlikely to generate cash flows during our estimated investment period sufficient to recover our net book basis as of December 31, 2013. The primary factor leading to this determination was our determination that the market rental rate we could obtain, and the low demand for industrial space in the particular sub market in which the building is located, did not support our recorded carrying value. As a result of our review and based on our estimate of future cash flow and fair value of the office property, we recognized an impairment charge of approximately $2.6 million to adjust the carrying value to our estimate of fair value as of December 31, 2013.

During the year ended December 31, 2012, we recorded a $5.7 million impairment related to an industrial property held in a joint venture in which we do not act as the managing partner. This property is included in a portfolio of industrial properties held in the same joint venture that serves as collateral for a cross-collateralized senior mortgage note. During the year ended December 31, 2012 we began to consider possible disposition opportunities for this portfolio of industrial properties. Such disposition opportunities caused us to significantly reduce our estimated holding period for these properties, triggering impairment recognition based on our estimate of future cash flows from the operation and disposition of these properties. We disposed of this property during the year ended December 31, 2013, and accordingly, the impairment charge is included within discontinued operations.

During the year ended December 31, 2011, we determined that one of our office properties held through a joint venture in which we were not the managing partner, located in the Silicon Valley, CA market, was unlikely to generate cash flows during our estimated investment period sufficient to recover our net book basis as of December 31, 2011. The primary factor leading to this determination was our determination that the market rental rate we could obtain, and the low demand for office space in the particular sub market in which the building is located, did not support our recorded carrying value. As a result of our review and based on our estimate of future cash flow and fair value of the office property, we recognized an impairment charge of approximately $23.5 million to adjust the carrying value to our estimate of fair value as of December 31, 2011. We disposed of that property during the year ended December 31, 2012, and accordingly, the impairment charge is included within discontinued operations.

Discontinued Operations

During 2013, 2012, and 2011 we disposed of or classified as held for sale the following properties (dollar amounts and square footage in thousands):

Type of Property	Market	DPF Ownership	Square Feet	Disposition Date	Gain (Loss)
2013 Dispositions:
Office	Dallas, TX	100.0%	62	January 13, 2013	$1,217
Industrial Portfolio	Various (1)	96.4%	1,918	May 10, 2013	(311)
Office (2)	Dallas, TX	100.0%	1,509	May 31, 2013	15,462
Office	Boston, MA	100.0%	132	June 6, 2013	6,734
Office	Denver, CO	100.0%	257	July 31, 2013	35,371
Office	Denver, CO	100.0%	133	September 13, 2013	10,233
Office	Chicago, IL	100.0%	100	October 15, 2013	5,580

Total			4,111		$74,286

2012 Dispositions:
Retail	Boston, MA	100.0%	19	February 27, 2012	$(328)
Office	Silicon Valley, CA	90.0%	427	July 31, 2012	19,584
Industrial	Louisville, KY	90.0%	164	June 5, 2012	1,857

Total			610		$21,113

Type of Property	Market	DPF Ownership	Square Feet	Disposition Date	Gain (Loss)
2011 Dispositions:
Office	Silicon Valley, CA	97.5%	52	September 23, 2011	$1,187
Industrial	Cincinnati, OH	95.6%	604	October 17, 2011	(1,046)
Office	Silicon Valley, CA	100.0%	187	November 18, 2011	8,305
Industrial	Kansas City, MO	88.6%	180	November 21, 2011	70
Retail	Boston, MA	100.0%	46	December 21, 2011	2,266

Total			1,069		$10,782

Assets held for sale
Industrial Portfolio	Various (3)	92.5%	3,387	January 22, 2014

Total			3,387

(1)	Industrial portfolio included seven properties located in the following markets: Philadelphia, PA, Sacramento, CA, Central Pennsylvania, Charlotte, NC, Atlanta, GA, and Chicago, IL.
(2)	During the year ended December 31, 2012, we became the 100% owner of the titleholder of a 1.5 million square foot office property in the Dallas, TX market (“Comerica Bank Tower”), as the result of our foreclosure of a non-performing mezzanine loan for which such ownership interest had served as collateral. Comerica Bank Tower was subject to a mortgage note with a principal balance of $179.8 million as of the acquisition date bearing interest at 5.8%, which matures in January 2017. On September 10, 2012, we were notified that a receiver (the “Receiver”) had been appointed for the Comerica Bank Tower. As of March 31, 2013, the unpaid principal balance of this mortgage note was $177.4 million. On May 31, 2013, Comerica Bank Tower was sold by the Receiver pursuant to court order to a purchaser unaffiliated with us. Because of the outstanding principal balance of the mortgage note, we did not receive any proceeds from the sale of Comerica Bank Tower.
(3)	Industrial portfolio included 12 properties located in the following markets: Atlanta, GA, Central Pennsylvania, Cincinnati, OH, Columbus, OH, Dallas, TX, Indianapolis, IN, and Minneapolis/St. Paul, MN.

Assets Held for Sale

As of December 31, 2013, we had agreed to dispose of a portfolio of 12 industrial properties to an unrelated third party. Accordingly, the assets and liabilities related to properties in this portfolio are classified as held for sale in the accompanying balance sheet as of December 31, 2013. We sold the properties on January 22, 2014. See Note 17 for additional discussion of this disposition.

We present the results of operations of disposed properties and properties held for sale and their respective aggregate net gains (losses), collectively, as discontinued operations in our accompanying statements of operations when the operations and cash flows have been (or will be) eliminated from our ongoing operations and we will not have any significant continuing involvement. Interest expense is included in discontinued operations only if it is directly attributable to these operations or properties. The following table summarizes amounts recorded as discontinued operations (amounts in thousands):

	For the Year Ended December 31,
	2013	2012	2011 (1)
Revenues	$39,023	$61,461	$53,603
Rental expense	(14,020)	(21,731)	(12,709)
Real estate depreciation and amortization expense	(21,017)	(37,989)	(33,483)
Impairment of real estate property	—	(5,700)	(23,500)
Interest expense	(12,662)	(23,771)	(18,429)
Other expenses	(56)	(793)	(625)

Income (loss) from discontinued operations, net of taxes	(8,732)	(28,523)	(35,143)

Gain (Loss) on disposition, net of taxes	74,286	21,113	13,633

Discontinued operations, net of taxes	$65,554	$(7,410)	$(21,510)

(1)	Gain on disposition, net of taxes for the year ended December 31, 2011, includes profit participation related to a property that we sold during the year ended December 31, 2010, of approximately $2.9 million.

Future Minimum Rentals

Future minimum rentals to be received under non-cancelable operating and ground leases in effect as of December 31, 2013, are as follows (amounts in thousands):

For the Years Ended December 31,	Future Minimum Rentals
2014	$192,551
2015	181,583
2016	174,497
2017	129,026
2018	95,009
Thereafter	283,661

Total	$1,056,327

The table above does not reflect future rental revenues from the potential renewal or replacement of existing and future leases and excludes property operating expense reimbursements and assumes no early termination of leases.

Concentration of Credit Risk

Concentration of credit risk with respect to accounts receivable currently exists due to a number of tenants whose rental payments to us make up a relatively high percentage of our rental revenue. The following is a summary, as of December 31, 2013, of the top five tenants as a percentage of consolidated annual base rent and square feet (dollar amounts and square feet in thousands):

Tenant	Locations	Industry	Annualized Rental Revenue (1)	% of Total Annualized Rental Revenue	Square Feet	% of Total Portfolio Square Feet
Charles Schwab & Co, Inc	1	Securities, Commodities, Fin. Inv./Rel. Activites	$22,761	11.5%	594	4.2%
Northrop Grumman	2	Professional, Scientific and Technical Services	17,532	8.9%	699	4.9%
Sybase	1	Publishing Information (except Internet)	17,283	8.8%	405	2.8%
Stop & Shop	15	Food and Beverage Stores	13,828	7.0%	872	6.1%
CEVA Freight/Logistics	3	Truck Transportation	5,198	2.6%	790	5.5%

Total	22		$76,602	38.8%	3,360	23.5%

(1)	Annualized base rent represents the annualized monthly base rent of executed leases as of December 31, 2013.

Rental revenue from our lease with Charles Schwab & Co., Inc., as master tenant of one of our office properties, represented approximately $25.5 million, or 11.7%, of our total revenue from continuing operations for the year ended December 31, 2013. Our properties in California, New Jersey, Massachusetts, and Texas accounted for approximately 20%, 16%, 16%, and 12%, respectively, of our total gross investment in real property portfolio as of December 31, 2013. A deterioration of general economic or other relevant conditions, changes in governmental laws and regulations, acts of nature, demographics or other factors in any of those states or the geographical region in which they are located could result in the loss of a tenant, a decrease in the demand for our properties and a decrease in our revenues from those markets, which in turn may have a disproportionate and material adverse effect on our results of operations and financial condition.

4. DEBT RELATED INVESTMENTS

As of December 31, 2013 and 2012, we had invested in 14 and 19 debt related investments, respectively. The weighted average maturity of our debt investments as of December 31, 2013 was 2.5 years, based on our recorded net investment. The following table describes our debt related income for the years ended December 31, 2013, 2012, and 2011 (dollar amounts in thousands):

	For the Year Ended December 31,			Weighted Average Yield as of
Investment Type	2013	2012	2011	December 31, 2013 (1)
Mortgage notes (2)	$8,726	$8,732	$6,890	5.7%
B-notes	51	433	2,371	0.0%
Mezzanine debt	1,672	244	1,846	16.7%

Total	$10,449	$9,409	$11,107	7.1%

(1)

Weighted average yield is calculated on an unlevered basis using the amount invested, current interest rates and accretion of premiums or discounts realized upon the initial investment for each investment type as of December 31, 2013. Yields for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of December 31, 2013 for purposes of this table. As of December 31, 2013, we had one debt related investment with a net investment amount of $25.0 million that bears interest at a floating rate indexed to LIBOR. All of our remaining debt related investments bear interest at fixed rates. We have assumed a yield of zero on the one debt related investment for which we have recognized a full allowance for loss as of December 31, 2013.
(2)	We had four and three debt related investments repaid in full during the years ended December 31, 2013 and 2012, respectively. Amounts recorded include an early repayment fee received and accelerated amortization of origination fees offset by accelerated amortization of deferred due diligence costs related to these repayments.

The following table describes our debt investment activity for the years ended December 31, 2013 and 2012 (amounts in thousands).

	Year Ended December 31,
	2013	2012
Investment in debt related investments:
Balance at January 1,	$187,321	$92,247
Investments	12,323	121,842
Principal repayments	(75,702)	(25,093)
Amortization of deferred fees, costs, and discounts/premiums	(7)	(1,675)
Provision for loan loss	—	—

Balance at December 31,	$123,935	$187,321

Debt Related Investment and Repayment Activity

As of December 31, 2013, two of our 14 debt related investments require interest only payments. 13 of the 14 debt related investments were not subject to any delinquent principal or interest payments. Two of our debt related investments (those structured as mezzanine debt or B-notes) are subordinate to more senior positions with respect to the underlying collateral. The following table summarizes our debt related investments as of December 31, 2013 (dollar amounts in thousands).

Description	Region	Interest Rate Fixed or Variable	Interest Rate as of December 31, 2013 (1)	Maturity Date (2)	Face Amount of Debt (3)	Amount of Debt Related Investments
Mortgage note	Pacific	Fixed	7.5%	10/8/2014	$17,000	$17,098
Mortgage note	West North Central	Fixed	7.8%	4/1/2015	9,074	9,389
Mortgage note	Mountain	Fixed	7.7%	4/1/2015	9,083	9,175
Mortgage note	Southeast	Fixed	6.3%	2/1/2018	9,213	9,570
Mortgage note	East North Central	Fixed	6.1%	4/1/2018	7,746	7,354
Mortgage note	Northeast	Fixed	6.2%	11/1/2017	3,841	3,903
Mortgage note	Mountain	Fixed	6.2%	9/1/2016	2,966	3,011
Mortgage note	Southeast	Fixed	7.0%	3/1/2019	9,170	9,331
Mortgage note	West North Central	Fixed	6.0%	7/1/2018	6,930	6,887
Mortgage note	Southwest	Fixed	5.8%	6/1/2014	3,675	3,677
Mortgage note	Mountain	Fixed	5.2%	3/1/2021	3,450	3,429
Mortgage note	Northeast	Variable	5.2%	6/7/2015	25,000	25,211
B-note (4)	Pacific	Fixed	0.0%	1/1/2011	3,000	—
Mezzanine debt	Mid-Atlantic	Fixed	17.0%	7/1/2016	15,665	15,900

Total/weighted average			7.6%		$125,813	$123,935

(1)	Rates for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of December 31, 2013 for purposes of this table.
(2)	Reflects the initial maturity of the investment or any exercised options to extend and does not consider any future options to extend that are at the discretion of the borrower.
(3)	Reflects the principal amount of the debt investment outstanding, which is net of principal repayments.
(4)	We have recorded a provision for loan loss of $3.0 million related to this B-note investment as of December 31, 2013, and we have assumed a yield of 0%.

Repayments

During the year ended December 31, 2013, we received full repayment of four debt investments, three of which were structured as mortgage notes and one of which was structured as a B-note. We received cash proceeds from the repayments of approximately $28.1 million, which comprised (i) principal repayment of $73.7 million, and (ii) a prepayment fee of approximately $435,000, partially offset by the repayment of borrowings secured by the debt related investments of approximately $46.2 million.

During the year ended December 31, 2012, we received full repayment of three debt investments, all of which were structured as mortgage notes. We received cash proceeds from the repayments of approximately $5.9 million, which comprised (i) principal repayment of $22.3 million, and (ii) a prepayment fee of approximately $1.4 million, partially offset by the repayment of borrowings secured by the debt related investments of approximately $17.8 million.

Restructure of B-note

One of our B-note investments had been scheduled to mature in August of 2011. During the year ended December 31, 2011, we restructured the terms of that investment, which resulted in (i) an extension of the scheduled maturity to October 2012, and (ii) a change in the payment schedule that includes monthly principal amortization which equals the difference between actual LIBOR and a 4% LIBOR floor on the outstanding balance. This restructuring qualified as a troubled debt restructuring, and therefore, this B-note investment is considered an impaired investment, as further discussed below. We record interest revenue on this debt investment at LIBOR + 3.25%. As of December 31, 2012 we had recorded an asset of $12.1 million related to this debt investment. In January 2013, the borrower repaid the outstanding principal of the loan, all interest owed to us, and a return of the collateral we had posted during 2011 to maintain our controlling interest holder position on the final property sale in the portfolio.

Impairment

During year ended December 31, 2011, we recognized approximately $23.0 million in provision losses in the accompanying statements of operations. We did not record any provision for loan loss during the years ended December 31, 2013 and 2012. However, during the years ended December 31, 2013 and 2012, we wrote off the provision for loss on debt related investments of approximately $15.0 million and $20.0 million, respectively. The loss written off in 2013 related to one B-note debt investment loan restructuring. The loss written off in 2012 related to a mezzanine debt investment that we foreclosed upon. See Note 3 for additional discussion of this foreclosure. The table below presents a reconciliation of the beginning and ending balances, between December 31, 2012 and December 31, 2013, of our allowance for loan loss (amounts in thousands):

Allowance for Loan Loss
Beginning balance as of December 31, 2012:	$18,000
Direct write offs	(15,000)

Ending balance as of December 31, 2013:	$3,000

We had one and two B-note debt investments on non-accrual status as of December 31, 2013 and December 31, 2012, respectively. One of our B-note debt investments that was on non-accrual status as of December 31, 2012 was written off upon our borrower’s completion of a loan restructuring during the year ended December 31, 2013. We have recorded a complete allowance for loan loss related to our remaining debt related investment on non-accrual status. When a debt investment is on non-accrual status, we record income on the investment using the cash basis of accounting. The amount of income recorded on the cash basis of accounting was not significant during the years ended December 31, 2013, 2012, or 2011. All of our debt related investments that were past due 90 days or more were on non-accrual status as of December 31, 2013 and 2012.

As of December 31, 2013 and 2012, we had one and three impaired debt related investments with an unpaid principal balance of approximately $3.0 million and $30.1 million, respectively. The following table describes our recorded investment in debt related investments before allowance for loan loss, and the related allowance for loan loss (amounts in thousands):

	Debt Investments Individually Evaluated for Impairment as of December 31,
	2013	2012
Debt investments	$126,935	$205,321
Less: Allowance for loan losses	(3,000)	(18,000)

Total	$123,935	$187,321

All impaired debt investments are subordinate debt investments. The following table describes our gross recorded investment in impaired debt related investments, the related allowance for loan loss, and the total amount of impaired loans for which we have not recorded an allowance for loan loss (amounts in thousands):

As of:	Recorded Investment	Related Allowance	Amount of Impaired Loans With No Allowance Recorded
December 31, 2013	$3,000	$(3,000)	$—
December 31, 2012	$30,135	$(18,000)	$12,135

The following table describes our average recorded net investment in the impaired debt related investments and the related interest income recorded (amounts in thousands):

For the Year Ended December 31,	Average Recorded Investment	Interest Income Recognized
2013	$6,067	$51
2012	12,930	433
2011	25,314	3,060

5. DEBT OBLIGATIONS

The following table describes our borrowings as of December 31, 2013 and 2012 (dollar amounts in thousands):

	Weighted Average Stated Interest Rate as of December 31,		Outstanding Balance as of December 31, (1)		Gross Investment Amount Securing Borrowings as of December 31, (2)
	2013	2012	2013	2012	2013	2012
Fixed-rate mortgages (3)	5.8%	5.8%	$969,622	$1,160,042	$1,898,946	$2,061,757
Floating-rate mortgages (4)	3.9%	3.5%	8,580	23,701	15,571	42,609

Total mortgage notes	5.8%	5.7%	978,202	1,183,743	1,914,517	2,104,366
Repurchase facilities (5)	2.8%	3.0%	45,270	135,709	65,726	198,389

Total other secured borrowings	2.8%	3.0%	45,270	135,709	65,726	198,389

Total secured borrowings	5.6%	5.4%	1,023,472	1,319,452	1,980,243	2,302,755

Line of credit	1.9%	2.2%	30,000	30,000	N/A	N/A
Term loan (6)	2.2%	2.2%	270,000	270,000	N/A	N/A

Total unsecured borrowings	2.2%	2.2%	300,000	300,000	N/A	N/A

Total borrowings	4.9%	4.8%	$1,323,472	$1,619,452	$1,980,243	$2,302,755

(1)	Amounts presented are net of (i) fair value adjustment to mortgages carried at fair value of $0 and $55.0 million as of December 31, 2013 and 2012, respectively, (ii) unamortized premiums (discounts) to the face value of our outstanding fixed-rate mortgages of $2.7 million and ($2.7) million as of December 31, 2013 and 2012, respectively, and (iii) GAAP principal amortization related to troubled debt restructurings of $1.5 million and $718,000 as of December 31, 2013 and 2012, respectively.
(2)	“Gross Investment Amount” as used here and throughout this document represents the allocated gross basis of real property and debt related investments, after certain adjustments. Gross Investment Amount for real property (i) includes the effect of intangible lease liabilities, (ii) excludes accumulated depreciation and amortization, and (iii) includes the impact of impairments. Amounts reported for debt related investments represent our net accounting basis of the debt investments, which includes (i) unpaid principal balances, (ii) unamortized discounts, premiums, and deferred charges, and (iii) allowances for loan loss.
(3)	Fixed-rate mortgages presented include outstanding balances included within liabilities related to assets held for sale as of December 31, 2013 of approximately $80.4 million at a weighted average interest rate of 6.1% secured by gross investments of approximately $170.3 million.
(4)	As of December 31, 2013, our floating-rate mortgage note was subject to an interest rate spread of 3.75% over one-month LIBOR. As of December 31, 2012, our floating-rate mortgage notes were subject to interest rates at spreads ranging from 2.9% to 3.75% over one-month LIBOR.
(5)	As of December 31, 2013, borrowings under our repurchase facility were subject to interest at a floating rate of 2.25% over one-month LIBOR. However, we had effectively fixed the interest rate of the borrowings using an interest rate swap, resulting in a fixed interest rate of 2.84% for the term of the borrowings (provided that our borrowing balance does not exceed our derivative instrument notional during that term). As of December 31, 2012, borrowings under our repurchase facilities were subject to interest at floating rates at spreads ranging from 2.25% to 3% over one-month LIBOR. As of December 31, 2012, we had effectively fixed the interest rate of approximately $79.1 million of the total of $135.7 million in borrowings using interest rate swaps at 3.14%, resulting in a weighted average interest rate on the total repurchase facility of 3.04%.
(6)

As of December 31, 2013, borrowings under our term loan were subject to interest at a floating rate of 1.70% over one-month LIBOR. However, we had effectively fixed the interest rate for $200.0 million of the total of $270.0 million in borrowings using interest rate swaps at 2.34%, resulting in a weighted average interest rate on the total term loan of 2.21%. As of December 31, 2012, borrowings of $270.0 million under our term loan were subject to interest at a floating rate of 1.95% over one-month LIBOR, resulting in a weighted average interest rate on the total term loan of 2.16%.

As of December 31, 2013, 12 mortgage notes were interest-only and 20 mortgage notes were fully amortizing with outstanding principal balances of approximately $341.4 million and $635.6 million, respectively. None of our mortgage notes are recourse to us.

As of December 31, 2013, we had outstanding borrowings of $270.0 million and $30.0 million, respectively, under our term loan and revolving credit facility components of our senior unsecured term loan and revolving line of credit (collectively, the “Facility”). As of December 31, 2013, the unused portion of the revolving credit facility component of the Facility was approximately $320.0 million, of which approximately $86.1 million was available. As of December 31, 2012, we had outstanding borrowings of $270.0 million and $30.0 million under the term loan and revolving credit facility components of the Facility, respectively, and $150.0 million was available for us to borrow under the revolving credit facility component of the Facility.

Borrowing Activity

Assumption of Mortgage Note

In connection with our acquisition of 655 Montgomery discussed in Note 3, we assumed a mortgage note secured by 655 Montgomery with an unpaid principal balance of approximately $57.9 million at acquisition. The mortgage note is amortizing and bears interest at a fixed rate of 6.01%. The mortgage note matures in June 2016 and does not include any extension options.

Repayments of Mortgage Notes and Other Secured Borrowings

During the year ended December 31, 2013, we repaid one mortgage note borrowing of approximately $14.5 million before its scheduled maturity. The note was secured by an office property in the Dallas, TX market. The note was originally scheduled to mature during 2013. We recognized a loss on financing commitments and early repayment of debt of approximately $233,000 relating to this repayment. Additionally, during the year ended December 31, 2013, we repaid one of our repurchase facilities in full at initial maturity and repaid a portion of our other repurchase facility before contractual maturity. Related to these repayments, we recognized a loss on financing commitments and early repayment of debt of approximately $479,000 during the year ended December 31, 2013.

As discussed in Note 3, during the year ended December 31, 2013, Comerica Bank Tower was sold by the Receiver pursuant to a court order to a purchaser unrelated to us. Comerica Bank Tower was subject to a mortgage note with an outstanding principal balance as of the date of the disposition of $177.3 million. We had carried the loan at fair value, which was $123.0 million as of December 31, 2012.

Additionally, as discussed in Note 3, during the year ended December 31, 2013, we sold 12 properties, eight of which were subject to mortgage notes at disposition. In total, the buyers of these eight properties assumed mortgage note balances of approximately $117.6 million from us.

Subsequent to December 31, 2013, as discussed in Note 3, we sold a portfolio of 12 properties, 11 of which were subject to mortgage notes at disposition. In total, the buyer of this portfolio assumed mortgage note balances of approximately $80.4 million. Related to this disposition, we recognized a loss on financing commitments and early repayment of debt during the year ended December 31, 2013, of approximately $1.8 million upon the discontinuation of hedge accounting and the reclassification of accumulated other comprehensive loss on cash flow hedges relating to these mortgages.

Debt Maturities

The following table reflects our contractual debt maturities as of December 31, 2013, specifically our obligations under secured borrowings and unsecured borrowings (dollar amounts in thousands):

	As of December 31, 2013
	Mortgage Notes and Other Secured Borrowings		Unsecured Borrowings		Total
Year Ending December 31,	Number of Borrowings Maturing	Outstanding Balance (1)(2)(3)	Number of Borrowings Maturing	Outstanding Balance (4)	Outstanding Balance (5)(6)
2014	4	$145,190	0	$—	$145,190
2015	5	127,206	0	—	127,206
2016	13	347,496	1	30,000	377,496
2017	7	223,371	0	—	223,371
2018	0	4,999	1	270,000	274,999
2019	0	5,292	0	—	5,292
2020	1	157,944	0	—	157,944
2021	0	1,707	0	—	1,707
2022	1	1,663	0	—	1,663
2023	0	978	0	—	978
Thereafter	2	6,431	0	—	6,431

Total	33	$1,022,277	2	$300,000	$1,322,277

(1)	Three of our mortgage notes and one of our repurchase facilities with an aggregate outstanding principal balance as of December 31, 2013 of approximately $132.5 million have initial maturities before December 31, 2014. One of these mortgage notes with an outstanding balance of $38.9 million, and the repurchase facility with an outstanding balance of $45.3 million have extension options beyond December 31, 2014. Borrowings that are subject to extension options are also subject to certain lender covenants and restrictions that we must meet to extend the initial maturity date. We currently believe that we will qualify for these extension options. However, we cannot guarantee that we will meet the requirements to extend the notes upon initial maturity. In the event that we do not qualify to extend the notes, we expect to repay them with proceeds from new borrowings or available proceeds from our revolving credit facility.
(2)	Three of our mortgage notes with outstanding balances of $39.7 million, $30.9 million, and $9.8 million, maturing in 2014, 2015, and 2016, respectively, were classified within liabilities associated with assets held for sale in the accompanying balance sheet as of December 31, 2013. These mortgages were assumed by the purchaser of the related portfolio of real properties subsequent to December 31, 2013.
(3)	Secured borrowings presented include (i) mortgage note borrowings of approximately $977.0 million with maturities ranging from 2014 to 2029, and (ii) borrowings under our repurchase facility of approximately $45.3 million, which matures in 2014 and is subject to three one-year extension options.
(4)	Unsecured borrowings presented include (i) borrowings under our revolving credit facility of $30.0 million, which matures in 2016, subject to two one-year extension options, and (ii) term loan borrowings of $270.0 million which mature in 2018.
(5)	Outstanding balance represents expected cash outflows for contractual amortization and scheduled balloon payment maturities and does not include the mark-to-market adjustment on assumed debt of $2.7 million as of December 31, 2013, partially offset by the GAAP principal amortization of our restructured mortgage note of approximately $1.5 million that does not reduce the contractual amount due of the related mortgage note as of December 31, 2013.
(6)	As of December 31, 2013, our mortgage notes and secured borrowings are secured by interests in real properties and debt investments totaling approximately $2.0 billion.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges under ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”) is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the next 12 months, we estimate that approximately $1.8 million will be reclassified as an increase to interest expense related to effective forward started interest rate swaps where the hedging instrument has been terminated, and we estimate that approximately $1.0 million will be reclassified as an increase to interest expense related to active effective hedges of floating-rate debt issuances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The table below presents a reconciliation of the beginning and ending balances, between December 31, 2012 and December 31, 2013, of our accumulated other comprehensive loss (“OCI”), net of amounts attributable to noncontrolling interests related to the effective portion of our cash flow hedges as presented on our financial statements, as well as amounts related to our available-for-sale securities (amounts in thousands):

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-For- Sale Securities	Accumulated Other Comprehensive Income
Beginning balance as of December 31, 2012:	$(14,710)	$(1,486)	$(16,196)
Other comprehensive income:
Amortization of OCI into interest expense (net of tax benefit of $0)	2,726	—	2,726
Change in fair value recognized in OCI (net of tax benefit of $0)	352	—	352
Amounts reclassified from accumulated other comprehensive income:
Losses reclassified into loss on extinguishment of debt and financing commitments upon discontinuance of cash flow hedges (net of tax benefit of $0)	1,897	—	1,897

Net current-period other comprehensive income	4,975	—	4,975
Attribution of and other adjustments to OCI attributable to noncontrolling interests	(141)	568	427

Ending balance as of December 31, 2013	$(9,876)	$(918)	$(10,794)

Fair Values of Derivative Instruments

The table below presents the gross fair value of our derivative financial instruments as well as their classification on our accompanying balance sheet as of December 31, 2013 and 2012 (amounts in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of December 31, 2013 Fair Value	As of December 31, 2012 Fair Value	Balance Sheet Location	As of December 31, 2013 Fair Value	As of December 31, 2012 Fair Value

Derivatives designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets, net (1)	$748	$—	Other liabilities (1)	$(43)	$(403)

Total derivatives designated as hedging instruments under ASC Topic 815		748	—		(43)	(403)
Derivatives not designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets, net (1)	—	—	Other liabilities (1)	—	(13)

Total derivatives not designated as hedging instruments under ASC Topic 815		—	—		—	(13)

Total derivatives		$748	$—		$(43)	$(416)

(1)	Although our derivative contracts are subject to master netting arrangements which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheet.

The majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with our derivative instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of potential default by us and our counterparties. As of December 31, 2013, we had assessed the significance of the impact of the credit valuation adjustments and had determined that it was not significant to the overall valuation of our derivative instruments. As a result, we have determined that the significant inputs for all of our derivative valuations are classified in Level 2 of the fair value hierarchy.

Designated Hedges

As of December 31, 2013, we had seven outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $255.4 million. As of December 31, 2012, we had two outstanding interest rate caps and two outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $90.0 million.

Undesignated Hedges

Derivatives not designated as hedges are not speculative and are used to hedge our exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a loss of approximately $0, $19,000, and $85,000 for the years ended December 31, 2013, 2012, and 2011, respectively. As of December 31, 2013 we did not have any outstanding derivatives that were not designated as hedges. As of December 31, 2012, we had two outstanding interest rate caps and one interest rate swap that were not designated as hedges with a total notional amount of approximately $230.4 million.

Effect of Derivative Instruments on the Statements of Comprehensive Income (Loss)

The table below presents the effect of our derivative financial instruments on our accompanying financial statements for the years ended December 31, 2013, 2012, and 2011 (amounts in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Derivatives Designated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts	Interest rate contracts
Amount of gain (loss) recognized in OCI (effective portion)	$352	$(436)	$(625)
Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Interest expense	Interest expense	Interest expense
Amount of loss reclassified from accumulated OCI into income (effective portion)	$(2,726)	$(2,648)	$(2,862)
Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Loss on financing commitments	Loss on financing commitments, Discontinued operations, net of taxes	Discontinued operations, net of taxes
Amount of loss recognized in income due to missed forecast (ineffective portion and amount excluded from effectiveness testing)	$(1,897)	$(1,751)	$(600)
Derivatives Not Designated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts	Interest rate contracts
Location of gain or (loss) recognized in income	Interest and other income	Interest and other income	Interest and other income
Amount of loss recognized in income	$—	$(19)	$(85)

7. FAIR VALUE DISCLOSURES

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

The table below presents certain of our assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012, aggregated by the level in the fair value hierarchy within which those measurements fall as defined above (amounts in thousands). There were no changes between fair value hierarchy levels during the years ended December 31, 2013 and 2012.

	Level 1	Level 2	Level 3	Total
As of December 31, 2013:
Assets
Real estate securities	$—	$—	$461	$461
Derivative instruments	—	748	—	748

Total assets	$—	$748	$461	$1,209

Liabilities
Derivative instruments	$—	$(43)	$—	$(43)

Total liabilities	$—	$(43)	$—	$(43)

As of December 31, 2012:
Assets
Real estate securities	$—	$—	$461	$461

Total assets	$—	$—	$461	$461

Liabilities
Mortgage notes carried at fair value	$—	$—	$(122,995)	$(122,995)
Derivative instruments	$—	$(416)	$—	$(416)

Total liabilities	$—	$(416)	$(122,995)	$(123,411)

We review our fair value hierarchy classifications on a quarterly basis. Transfers into or out of Level 3 are made if the significant inputs used in measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current market environment. When assets and liabilities are transferred between levels, we recognize the transfer at the beginning of the period. The table below presents a reconciliation of the beginning and ending balances of certain of our assets and liabilities having fair value measurements based on significant unobservable inputs (Level 3), and our derivative instruments, between December 31, 2012 and December 31, 2013 (amounts in thousands).

	Mortgage Notes Carried at Fair Value	Real Estate Securities	Derivative Instruments
Beginning balance as of December 31, 2012	$(122,995)	$461	$(416)
Total net gains (losses) included in:
Net income (other income and expense)	—	—	(8)
Other comprehensive income (Unrealized change from cash flow hedging derivatives)	—	—	352

Total change in fair value	—	—	344
Settlements	122,995	—	777
Transfers in and/or out of Level 3	—	—	—

Ending balance as of December 31, 2013	$—	$461	$705

Fair Value Estimates of Investments in Real Estate Securities

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

The majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with our derivative instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of potential default by us and our counterparties. As of December 31, 2013, we had assessed the significance of the impact of the credit valuation adjustments and had determined that it was not significant to the overall valuation of our derivative instruments. As a result, we have determined that all of our derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.

Nonrecurring Fair Value Measurements

During the year ended December 31, 2013, we recognized an impairment loss related to a wholly-owned industrial property in the accompanying statements of operations. The impairment was based on a reduction of our estimated holding period for this property, triggering impairment recognition with the related fair value measurement based on our estimate of future cash flows from the operation and disposition of this property. We consider the Level 3 inputs used in determining the fair value of this real property investment to be significant. As such, this investment falls under the Level 3 category of the fair value hierarchy. The fair value used in determining impairment for this property was $14.5 million as of December 31, 2013. The key assumption used in determining the fair value of this property is the discount rate of 8.5%, which was applied to the future cash flows we expect to receive from operating and disposing of the property. Our expectations of the future cash flows are derived from assumptions about market rents, operating expenses, and the terminal value of the property, some of which are developed by a third-party appraisal firm that we engage.

During the year ended December 31, 2012, we recognized an impairment loss related to an industrial property in the accompanying statements of operations. The impairment was based on a reduction of our estimated holding period for this property, triggering impairment recognition based on our estimate of future cash flows from the operation and disposition of this property. We consider the Level 3 inputs used in determining the fair value of this real property investment to be significant. As such, this investment falls under the Level 3 category of the fair value hierarchy.

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

The fair values estimated below are indicative of certain interest rate and other assumptions as of December 31, 2013 and 2012, and may not take into consideration the effects of subsequent interest rate or other assumption fluctuations, or changes in the values of underlying collateral. The fair values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate their carrying values because of the short-term nature of these instruments.

The carrying amounts and estimated fair values of our other financial instruments, including instruments classified as held for sale, as of December 31, 2013 and 2012 were as follows (amounts in thousands):

	As of December 31, 2013		As of December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Investments in real estate securities	$461	$461	$461	$461
Fixed-rate debt related investments, net	98,724	101,012	108,482	110,796
Floating-rate debt related investments, net	25,211	24,504	78,839	79,803
Derivative instruments	748	748	—	—
Liabilities:
Fixed-rate mortgage notes carried at amortized cost	$969,622	$1,010,085	$1,037,047	$1,091,425
Fixed-rate mortgage notes carried at fair value	—	—	122,995	122,995
Floating-rate mortgage notes	8,580	8,582	23,701	23,738
Floating-rate other secured borrowings	45,270	45,270	135,709	135,931
Floating-rate unsecured borrowings	300,000	301,690	300,000	300,000
Derivative liabilities	43	43	416	416

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

Mortgage Notes, Other Secured Borrowings, and Unsecured Borrowings Carried at Amortized Cost—The fair value of our mortgage notes, other secured borrowings, and unsecured borrowings are estimated using a discounted cash flow analysis, based on our estimate of market interest rates. Credit spreads relating to the underlying instruments are based on unobservable Level 3 inputs, which we have determined to be our best estimate of current market spreads of similar instruments.

9. NONCONTROLLING INTERESTS

Our noncontrolling interests consist of two components: (i) OP Units held by third parties and (ii) joint venture partnership interests held by our partners. The following table summarizes changes to noncontrolling interest balances between December 31, 2012 and December 31, 2013 in terms of cumulative contributions, distributions and cumulative allocations of net income (loss) and redemptions and buyouts of the interests (amounts in thousands).

	OP Units:	Joint Venture Partner Interests:	Noncontrolling Interests
Beginning balance as of December 31, 2012:	$88,259	$7,572	$95,831
Comprehensive Income and Loss
Net income	4,010	(8)	4,002
Unrealized change from cash flow hedging derivatives	354	—	354
Contributions, Distributions and Redemptions
Contributions from noncontrolling interest holders	—	212	212
Distributions to noncontrolling interest holders	(4,807)	(639)	(5,446)
Redemption and buyout of noncontrolling interests, net	(1,408)	(1,639)	(3,047)

Ending balance as of December 31, 2013	$86,408	$5,498	$91,906

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

We are the sole general partner of our Operating Partnership and currently own, in our capacity as the general partner, 200 OP Units for which we contributed $2,000. Subsequent to that initial investment, we have contributed 100% of the proceeds received from our offerings of common stock to our Operating Partnership in exchange for OP Units representing our interest as a limited partner of the Operating Partnership. As of December 31, 2013 and 2012, we owned approximately 93.0% and 92.6% of the outstanding limited partnership interests in our Operating Partnership, respectively, and the remaining limited partnership interests in our Operating Partnership were owned by third-party investors.

Our Operating Partnership has classes of OP Units that correspond to our four classes of common stock: Class E OP Units, Class A OP Units, Class W OP Units and Class I OP Units. After a period of one year from the date of issuance, holders of Class E OP Units (other than us) may request the Operating Partnership to redeem their Class E OP Units. We have the option of redeeming the Class E OP Units with cash for an amount based on our NAV per share as of the effective date of the redemption, shares of our common stock on a one-for-one basis, or with a combination of cash and Class E shares of common stock. During the years ended December 31, 2013 and 2012, we issued approximately 0 and 269,000 Class E shares of our common stock in redemption of approximately 0 and 273,000 Class E OP Units, respectively, in accordance with this option. During the years ended December 31, 2013 and 2012, we redeemed approximately 904,000 and 1.7 million Class E OP Units for approximately $6.2 million and $12.8 million in cash, respectively.

As of December 31, 2013 and 2012, our Operating Partnership had issued and outstanding approximately 13.3 million and 14.2 million Class E OP Units, respectively, to third-party investors in connection with its private placement offerings. Such units had a maximum approximate redemption value of $92.0 million and $95.0 million, as of December 31, 2013 and December 31, 2012, respectively, based on our December 31, 2013 and December 31, 2012 NAV per share, respectively.

Joint Venture Partner Interests

Certain of our joint ventures are consolidated by us in the accompanying financial statements. Our joint venture partners’ interests in our consolidated partnerships are not redeemable. As a result, we classify our joint venture partners’ interests as noncontrolling interests. During the year ended December 31, 2013, we purchased one of our joint venture partners’ interest in two office properties and and two industrial properties for approximately $4.4 million, which resulted in a net decrease in noncontrolling interest of $1.6 million. During the year ended December 31, 2012, we purchased one of our joint venture partners’ interest in an office property for approximately $3.0 million, which resulted in a net decrease in noncontrolling interest of $1.6 million.

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

On July 12, 2012, the Commission declared effective our Registration Statement on Form S-11 which applies to the offer and sale of shares of Class A, Class W, and Class I common stock to the public through a primary offering and a restated distribution reinvestment plan with NAV-based pricing. The following table describes the changes in each class of common shares during each of the years ended December 31, 2013, 2012, and 2011 (shares and dollar amounts in thousands).

	Class E Common Stock		Class A Common Stock		Class W Common Stock		Class I Common Stock		Total Proceeds
	Shares	Amount (1)	Shares	Amount (1)	Shares	Amount (1)	Shares	Amount (1)	Shares	Amount (1)
Balances, December 31, 2010	182,717	$1,806,652	—	$—	—	$—	—	$—	182,717	$1,806,652
Common stock:
Issuance of common stock and OP Units:
Distribution Reinvestment Plan	5,274	43,540	—	—	—	—	—	—	5,274	43,540
Conversion of OP Units to common stock	118	978	—	—	—	—	—	—	118	978
Redemptions of common stock	(5,778)	(48,205)	—	—	—	—	—	—	(5,778)	(48,205)

Balances, December 31, 2011	182,331	$1,802,965	—	$—	—	$—	—	$—	182,331	$1,802,965

Issuance of common stock:
Shares Sold	65	317	12	83	12	83	12	83	101	566
Distribution Reinvestment Plan	4,610	34,449	—	—	—	—	—	—	4,610	34,449
Conversion of OP Units to common stock	269	2,273	—	—	—	—	—	—	269	2,273
Redemptions of common stock	(9,183)	(64,808)	—	—	—	—	—	—	(9,183)	(64,808)

Balances, December 31, 2012	178,092	$1,775,196	12	$83	12	$83	12	$83	178,128	$1,775,445

Issuance of common stock:
Shares Sold	—	—	205	1,451	197	1,354	4,301	29,333	4,703	32,138
Distribution Reinvestment Plan	3,143	21,352	—	—	—	—	18	121	3,161	21,473
Redemptions of common stock	(9,981)	(68,402)	—	—	—	—	(4)	(30)	(9,985)	(68,432)

Balances, December 31, 2013	171,254	$1,728,146	217	$1,534	209	$1,437	4,327	$29,507	176,007	$1,760,624

(1)	Dollar amounts presented in this table represent the gross amount of proceeds from the sale of common shares, or the amount paid to stockholders to redeem common shares, and do not include other costs and expenses accounted for within additional paid-in capital, such as selling commissions, dealer manager and distribution fees, offering and organizational costs, and other costs associated with our distribution reinvestment plans and share redemption programs.

Redemptions

We have adopted a Class E Share Redemption Program (the “Class E SRP”), whereby Class E stockholders may request that we redeem all or any portion of their Class E shares subject to certain conditions and limitations. We also have a separate Class A, W and I Share Redemption Program (“Class AWI SRP”) for holders of our Class A, Class W or Class I shares. Our board of directors may modify, suspend or terminate our share redemption programs if it deems such action to be in the best interest of our stockholders. Our board of directors may from time to time, but is not obligated to, authorize funds for redemptions of Class E shares in greater or lower amounts.

During the years ended December 31, 2013 and 2012, we redeemed approximately 10.0 million and 9.2 million Class E shares, respectively, pursuant to our Class E SRP for approximately $68.4 million and $64.8 million, respectively. During the years ended December 31, 2013 and 2012, our board of directors authorized an additional $32.8 million and $25.0 million, respectively, in addition to the amounts calculated in accordance with our Class E SRP, related to these redemptions.

During the year ended December 31, 2013, we redeemed a negligible amount of Class I shares pursuant to our Class AWI SRP. We did not redeem any shares pursuant to our Class AWI SRP during the year ended December 31, 2012.

Distributions

We accrue distributions on a daily basis and pay distributions on a quarterly basis. Historically, each quarter, our board of directors has authorized the following quarter’s daily distribution accrual. We calculate individual payments of distributions to each stockholder or OP Unit holder based upon daily record dates during each quarter, so that investors are eligible to earn distributions immediately upon purchasing shares of our common stock or upon purchasing OP Units. The following table describes our total distributions declared on our common stock for the year ended December 31, 2013, 2012 and 2011, and the portion of each distribution that was paid in cash and reinvested in shares (dollar amounts in thousands).

	For the Year Ended December 31,
	2013	% of Total Distributions	2012	% of Total Distributions	2011	% of Total Distributions
Distributions:
Paid in cash	$41,123	66.0%	$53,311	63.3%	$62,575	59.2%
Reinvested in shares	21,207	34.0%	30,948	36.7%	43,129	40.8%

Total distributions	$62,330	100.0%	$84,259	100.0%	$105,704	100.0%

The following table sets forth the distributions that have been paid and/or authorized as of December 31, 2013, subject to class-specific adjustments.

	Amount Declared per Share (1)
Quarter	Class E Shares	Class A Shares	Class W Shares	Class I Shares	Weighted Average	Payment Date
2012
1st Quarter 2012	$0.1250	N/A	N/A	N/A	$0.1250	April 16, 2012
2nd Quarter 2012	$0.1250	N/A	N/A	N/A	$0.1250	July 24, 2012
3rd Quarter 2012	$0.1250	$0.0938	$0.1012	$0.1086	$0.1250	October 16, 2012
4th Quarter 2012	$0.0875	$0.0691	$0.0775	$0.0858	$0.0875	January 16, 2013

2013
1st Quarter 2013	$0.0875	$0.0692	$0.0775	$0.0858	$0.0875	April 16, 2013
2nd Quarter 2013	$0.0875	$0.0689	$0.0774	$0.0858	$0.0875	July 16, 2013
3rd Quarter 2013	$0.0875	$0.0685	$0.0771	$0.0858	$0.0875	October 16, 2013
4th Quarter 2013	$0.0875	$0.0684	$0.0771	$0.0858	$0.0874	January 16, 2014

2014
1st Quarter 2014 (2)	$0.0875	$0.0875	$0.0875	$0.0875	$0.0875	April 16, 2014 (3)

(1)	Assumes ownership of share or unit for the entire quarter.
(2)	The distribution amount herein for the first quarter of 2014 does not reflect class-specific adjustments made to our Class A, Class W, and Class I shares, which have not yet been determined.
(3)	Expected payment date.

Distribution Tax Characterization

Our distributions to stockholders are characterized for federal income tax purposes as (i) ordinary income, (ii) non-taxable return of capital, or (iii) long-term capital gain. Distributions that exceed our current and accumulated tax earnings and profits constitute a return of capital for tax purposes and reduce the stockholders’ basis in the common shares. To the extent that distributions exceed both current and accumulated earnings and profits and the stockholders’ basis in the common shares, they will generally be treated as a gain or loss upon the sale or exchange of our stockholders’ common shares. We elected to classify our fourth quarter 2013 distribution as a 2014 distribution as part of our overall tax and REIT compliance strategy, resulting in a lower amount of reported distributions than were declared for the period. This election increased the percentage of total distributions that are taxable, however, it did not increase the actual dollar amount that is taxed. We notify stockholders of the taxability of distributions paid during the preceding year on an annual basis. The following table summarizes the information reported to investors regarding the taxability of distributions on common shares for the years ended December 31, 2013, 2012 and 2011.

	For the Year Ended December 31,
	2013		2012		2011
Per Common Share	Per Share Amount	Percentage	Per Share Amount	Percentage	Per Share Amount	Percentage
Ordinary income	$0.11	40.98%	$0.01	1.49%	$0.19	32.53%
Non-taxable return of capital	0.15	59.02%	0.45	98.51%	0.39	67.47%

Total	$0.26	100.00%	$0.46	100.00%	$0.58	100.00%

11. RELATED PARTY TRANSACTIONS

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

On May 31, 2013, the Company and the Dealer Manager entered into Amendment No. 1 to the Dealer Manager Agreement (“Amendment No. 1”). Amendment No. 1 provided that the Company will pay to the Dealer Manager a primary dealer fee in the amount of up to 5.0% of the gross proceeds raised from the sale of Class I shares sold in the Company’s primary public offering, provided that (i) the sales are all made before July 31, 2013 (unless extended by the Company, through written notice to the Dealer Manager) and (ii) the total gross proceeds raised with respect to which the primary dealer fee will apply may not exceed $300 million. The Dealer Manager will retain 0.5% of such gross proceeds and reallow the remainder of the primary dealer fee to the participating broker-dealers involved in selling such Class I shares based on the portion of the gross proceeds raised from their customers. The primary dealer fee will be considered underwriting compensation (as defined in accordance with, and subject to the underwriting compensation limits of, applicable Financial Industry Regulatory Authority, Inc. rules).

As of December 31, 2013 and December 31, 2012, we owed approximately $1.6 million and $1.4 million, respectively, to our Advisor and affiliates of our Advisor for such services and reimbursement of certain expenses. Pursuant to the amended Advisory Agreement, we accrue the advisory fee on a daily basis and pay our Advisor amounts due subsequent to each month-end.

The following table summarizes fees and other amounts earned by our Advisor and its related parties in connection with services performed for us during the years ended December 31, 2013 and 2012 (amounts in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Acquisition fees	$—	$1,534	$218
Advisory fees	15,120	17,659	20,854
Development management fee	223	133	—
Other reimbursements	6,234	3,253	1,940
Asset management fees related to the disposition of real properties	2,639	101	1,599
Dealer manager and distribution fees	1,415	—	—

Total	$25,631	$22,680	$24,611

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

BCG TRT Advisors LLC

During the year ended December 31, 2012, our Advisor entered into a product specialist agreement with BCG TRT Advisors LLC (“BCG”), in connection with advisory services related to our investments in real estate securities assets. Pursuant to this agreement, a portion of the asset management fee that our Advisor receives from us related to real estate securities investments is reallowed to BCG in exchange for services provided. Approximately $58,000 and $25,000 were incurred related to services provided by BCG during the years ended December 31, 2013 and 2012, respectively.

The Debt Advisor

In August 2009, our Advisor entered into a product specialist agreement (the “Debt Advisor PSA”) with FundCore Finance Group LLC (the “Debt Advisor”), an entity formed by affiliates of Hudson River Partners Real Estate Investment Management L.P. (“HRP”) and certain affiliates of our Advisor. Pursuant to the Debt

Advisor PSA, the Debt Advisor had the right to perform acquisition and asset management services with respect to up to $130 million (plus any available leverage) of certain debt investments to be made by us. On August 5, 2009, our Advisor also entered into another product specialist agreement (the “HRP PSA”) with HRP. Pursuant to the HRP PSA, HRP had the right to perform the acquisition and asset management services with respect to up to $20 million (plus any available leverage) of certain debt investments to be made by us.

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

Debt Investment Advisory Fees

For debt investments acquired pursuant to the Debt Advisor PSA discussed above, our Advisor received an acquisition fee equal to the sum of:

(i)	1.0% of the relevant debt investment amount;

(ii)	any origination or similar fees paid by the applicable borrower at the time the debt investment is made (not to exceed 1.50% of the net debt investment amount); and

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

During the year ended December 31, 2012, we acquired one debt related investment pursuant to our arrangement with the Debt Advisor with an investment amount of approximately $22.5 million and paid an acquisition fee of approximately $619,000 to our Advisor, which was fully reallowed to FundCore LLC. We did not acquire any investments pursuant to our arrangement with the Debt Advisor during the years ended December 31, 2013 or 2011.

12. NET INCOME (LOSS) PER COMMON SHARE

Reconciliations of the numerator and denominator used to calculate basic net loss per common share to the numerator and denominator used to calculate diluted net loss per common share for the years ended December 31, 2013, 2012 and 2011 are described in the following table (amounts in thousands, except per share information):

	For the Year Ended December 31,
	2013	2012	2011
Numerator
Loss from continuing operations	$(9,084)	$(14,961)	$(43,056)
Loss from continuing operations attributable to noncontrolling interests	558	1,081	2,997

Loss from continuing operations attributable to common stockholders	(8,526)	(13,880)	(40,059)
Dilutive noncontrolling interests share of loss from continuing operations	(652)	(1,160)	(2,959)

Numerator for diluted earnings per share – adjusted loss from continuing operations	(9,178)	(15,040)	(43,018)

Income (loss) from discontinued operations	65,554	(7,410)	(21,510)
(Income) loss from discontinued operations attributable to noncontrolling interests	(4,560)	(971)	3,889

Income (loss) from discontinued operations attributable to common stockholders	60,994	(8,381)	(17,621)
Dilutive noncontrolling interests share of income (loss) from discontinued operations	4,662	(701)	(1,301)

Numerator for diluted earnings per share – adjusted income (loss) from discontinued operations	$65,656	$(9,082)	$(18,922)

Denominator
Weighted average shares outstanding-basic	178,196	181,982	183,813
Incremental weighted average shares effect of conversion of OP units	13,736	15,262	13,564

Weighted average shares outstanding-diluted	191,932	197,244	197,377

INCOME (LOSS) PER COMMON SHARE-BASIC AND DILUTED
Net loss from continuing operations	$(0.05)	$(0.08)	$(0.22)
Net income (loss) from discontinued operations	0.34	(0.04)	(0.09)

Net income (loss)	$0.29	$(0.12)	$(0.31)

13. SEGMENT INFORMATION

We have four reportable operating segments, which include our three real property operating sectors (office, industrial, and retail) and debt related investments. We organize and analyze the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, and investment strategies and objectives. For example, the physical characteristics of our buildings, the related operating characteristics, the geographic markets, and the type of tenants are inherently different for each of our segments. During the year ended December 31, 2013, we reclassified amounts relating to four properties that we had previously classified within our office segment into our industrial segment for all periods presented.

The following table sets forth revenue and the components of net operating income (“NOI”) of our segments for the years ended December 31, 2013, 2012, and 2011 (amounts in thousands).

	For the Year Ended December 31,
	Revenues			NOI
	2013	2012	2011	2013	2012	2011
Real property (1)
Office	$123,838	$122,264	$124,438	$95,618	$95,625	$97,551
Industrial (2)	26,108	26,715	26,305	23,893	24,782	24,416
Retail	57,382	57,937	57,007	44,145	45,974	43,985
Debt related investments	10,449	9,409	11,107	10,449	9,409	11,107

Total	$217,777	$216,325	$218,857	$174,105	$175,790	$177,059

(1)	Excludes results of operations of real properties categorized as discontinued operations.
(2)	Amounts reported for our industrial segment for the years ended December 31, 2013, 2012 and 2011 include revenue of approximately $13.0 million, $13.7 million, and $13.6 million, respectively, and NOI of approximately $11.6 million, $12.5 million, and $12.4 million, respectively, relating to four properties that we reclassified from our office segment into our industrial segment during 2013.

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

The following table is a reconciliation of our NOI to our reported net income (loss) attributable to common stockholders for the years ended December 31, 2013, 2012, and 2011 (amounts in thousands).

	For the Year Ended December 31,
	2013	2012	2011
Net operating income	$174,105	$175,790	$177,059
Interest and other income (expense)	(153)	807	2,394
Real estate depreciation and amortization expense	(87,174)	(91,127)	(93,407)
General and administrative expenses	(9,973)	(7,229)	(6,826)
Advisory fees, related party	(15,120)	(17,659)	(20,854)
Acquisition-related expenses	(337)	(325)	(610)
Interest expense	(65,325)	(69,844)	(74,406)
Impairment of real estate property	(2,600)	—	—
Loss on extinguishment of debt and financing commitments	(2,507)	(5,374)	—
Other-than-temporary impairment on securities	—	—	(3,369)
Provision for loss on debt related investments	—	—	(23,037)
Discontinued operations, net of taxes	65,554	(7,410)	(21,510)
Net (income) loss attributable to noncontrolling interests	(4,002)	110	6,886

Net (income) loss attributable to common stockholders	$52,468	$(22,261)	$(57,680)

The following table reflects our total assets by business segment as of December 31, 2013 and December 31, 2012 (amounts in thousands).

	As of December 31,
	2013	2012
Segment assets:
Net investments in real property
Office	$1,092,351	$1,245,346
Industrial (1)	229,786	475,525
Retail	602,505	615,897
Debt related investments, net	123,935	187,321

Total segment assets, net	2,048,577	2,524,089

Non-segment assets:
Cash and cash equivalents	24,778	36,872
Other non-segment assets (2)	85,878	98,293
Assets held for sale	146,176	—

Total assets	$2,305,409	$2,659,254

(1)	Amounts reported for our industrial segment as of December 31, 2013 and December 31, 2012 include net investments in real property of approximately $116.9 million and $125.0 million, respectively, relating to properties that we had previously classified within our office segment.
(2)	Other non-segment assets primarily consist of corporate assets including restricted cash and receivables, including straight-line rent receivable.

14. INCOME TAXES

We operate in a manner intended to qualify for treatment as a REIT for U.S. federal income tax purposes. As a REIT, we generally will not be subject to federal income taxation at the corporate level to the extent we distribute 100% of our REIT taxable income annually, as defined in the Code, to our stockholders and satisfy other requirements. To continue to qualify as a REIT for federal tax purposes, we must distribute at least 90% of our REIT taxable income annually. No material provisions have been made for federal income taxes in the accompanying financial statements. We had a gross deferred tax asset of approximately $4.4 million and $4.0 million as of December 31, 2013 and 2012, respectively, which is offset by a full valuation allowance. The tax years 2009 through 2013 remain open to examination by the major taxing jurisdictions to which we are subject.

15. COMMITMENTS AND CONTINGENCIES

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

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2013 and 2012 (amounts in thousands, except per share information). Certain reclassifications have been made to prior period results to conform to the current presentation. The following disclosures exclude the results from discontinued operations.

					For the
	For the Quarter Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2013	2013	2013	2013	2013
Rental revenue	$50,636	$51,199	$52,113	$53,380	$207,328
Debt related income	2,735	2,615	2,309	2,790	10,449

Total revenue	53,371	53,814	54,422	56,170	217,777
Total operating expenses	(38,199)	(37,512)	(38,180)	(44,985)	(158,876)
Other income (expenses)	(16,923)	(16,599)	(16,314)	(18,149)	(67,985)

Loss from continuing operations	(1,751)	(297)	(72)	(6,964)	(9,084)
Discontinued operations, net of taxes	$(4,115)	$18,754	$45,403	$5,512	65,554
Net income (loss)	(5,866)	18,457	45,331	(1,452)	56,470
Net (income) loss attributable to noncontrolling interests	499	(1,329)	(3,257)	85	(4,002)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,367)	$17,128	$42,074	$(1,367)	$52,468

Net loss per basic and diluted common share
Continuing operations	$(0.01)	$(0.00)	$(0.00)	$(0.04)	$(0.05)
Discontinued operations	$(0.02)	$0.10	$0.24	$0.02	$0.34

NET LOSS PER BASIC AND DILUTED COMMON SHARE	$(0.03)	$0.10	$0.24	$(0.02)	$0.29

					For the
	For the Quarter Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2012	2012	2012	2012	2012
Rental revenue	$51,953	$51,282	$51,590	$52,091	$206,916
Debt related income	1,884	1,759	3,019	2,747	9,409

Total revenue	53,837	53,041	54,609	54,838	216,325
Total operating expenses	(40,388)	(38,900)	(38,812)	(38,775)	(156,875)
Other income (expenses)	(18,507)	(19,817)	(17,398)	(18,689)	(74,411)

Loss from continuing operations	(5,058)	(5,676)	(1,601)	(2,626)	(14,961)
Discontinued operations, net of taxes	(4,281)	$(3,896)	$13,545	(12,778)	(7,410)
Net income (loss)	(9,339)	(9,572)	11,944	(15,404)	(22,371)
Net (income) loss attributable to noncontrolling interests	849	701	(2,680)	1,240	110

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,490)	$(8,871)	$9,264	$(14,164)	$(22,261)

Net loss per basic and diluted common share
Continuing operations	$(0.03)	$(0.03)	$(0.01)	$(0.01)	$(0.08)
Discontinued operations	$(0.02)	$(0.02)	$0.06	$(0.06)	$(0.04)

NET LOSS PER BASIC AND DILUTED COMMON SHARE	$(0.05)	$(0.05)	$0.05	$(0.07)	$(0.12)

17. SUBSEQUENT EVENTS

We have evaluated subsequent events for the period from December 31, 2013, the date of these financial statements, through the date these financial statements are issued.

Disposition of Real Property

On January 22, 2014, we disposed of a portfolio of 12 industrial properties aggregating 3.4 million square feet to an unrelated third party. The properties were located in the Atlanta, GA, Cincinnati, OH, Central Pennsylvania, Columbus, OH, Dallas, TX, Indianapolis, IN, and Minneapolis, MN markets. We sold the properties, which had a net basis of approximately $139.9 million as of December 31, 2013, for a total sales price of $175.0 million.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dividend Capital Diversified Property Fund Inc.:

Under date of March 10, 2014, we reported on the consolidated balance sheets of Dividend Capital Diversified Property Fund Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income and loss, equity and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule III — Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of the Company’s management. Our responsibility is to express an opinion on Schedule III based on our audits.

In our opinion, Schedule III — Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Denver, Colorado

March 10, 2014

Dividend Capital Diversified Property Fund Inc.

Schedule III — Real Estate and Accumulated Depreciation

As of December 31, 2013

(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount Carried at December 31, 2013
Property	Market	No. of Buildings	Encumb- rances (1)	Land	Buildings and Improvements (2)	Total Costs	Cost Capitalized or Adjustments Subsequent to Acquisition (4)	Land	Buildings and Improve- ments (2)	Total Costs (3, 4)	Accumulated Depreciation (4)	Acquisition Date	Depreciable Life (years)
Office Properties:
Jay Street	Silicon Valley, CA	3	$23,500	$13,859	$21,974	$35,833	$4,063	$13,859	$26,037	$39,896	$7,139	6/28/06	3-40
Bala Pointe	Philadelphia, PA	1	24,000	10,115	27,516	37,631	3,418	10,115	30,934	41,049	10,430	8/28/06	3-40
40 Boulevard	Chicago, IL	1	8,580	2,611	7,797	10,408	5,163	2,611	12,960	15,571	5,767	1/24/07	1-35
Washington Commons	Chicago, IL	10	21,300	9,019	16,622	25,641	4,634	9,019	21,256	30,275	8,402	2/1/07	2-40
Shackleford	Little Rock, AR	1	13,650	2,900	18,792	21,692	323	2,900	19,115	22,015	4,523	3/20/07	5-40
Joyce Blvd	Fayetteville, AR	1	—	2,699	8,996	11,695	—	2,699	8,996	11,695	2,188	9/28/07	10-40
DeGuigne	Silicon Valley, CA	1	7,498	5,841	13,861	19,702	1,038	5,841	14,899	20,740	5,318	11/21/07	5-40
Eden Prairie (ATK)	Minneapolis/St Paul, MN	1	—	3,538	25,865	29,403	38	3,538	25,903	29,441	4,908	10/3/08	15-40
Austin-Mueller Healthcare	Austin, TX	1	19,786	2,663	42,315	44,978	—	2,663	42,315	44,978	8,108	12/23/08	11-40
1300 Connecticut	Washington, DC	1	46,421	25,177	41,250	66,427	2,928	25,177	44,178	69,355	14,373	3/10/09	5-40
Campus Road Office Center	Princeton, NJ	1	34,227	5,302	45,773	51,075	88	5,302	45,861	51,163	7,690	11/3/09	5-40
Preston Sherry Plaza	Dallas, TX	1	22,807	7,500	22,303	29,803	4,688	7,500	26,991	34,491	7,746	12/16/09	3-40
Park Place	Dallas, TX	1	—	4,075	19,625	23,700	5,383	4,075	25,008	29,083	8,895	12/16/09	3-40
Doolittle Drive	Los Angeles, CA	1	10,243	9,700	13,142	22,842	410	9,700	13,552	23,252	7,431	6/25/10	4-40
South Havana Street	Denver, CO	1	—	3,925	8,607	12,532	2	3,925	8,609	12,534	6,072	6/25/10	4-40
Sheila Street	Los Angeles, CA	1	8,907	6,150	17,536	23,686	(1)	6,150	17,535	23,685	4,647	6/25/10	10-40
Corporate Center Drive	Los Angeles, CA	1	12,469	6,700	21,303	28,003	1,957	6,700	23,260	29,960	11,238	6/25/10	10-40
Harborside Plaza	Northern New Jersey	1	114,424	16,800	193,742	210,542	1,415	16,800	195,157	211,957	42,153	6/25/10	7-40
Colshire Drive	Washington, DC	1	—	21,100	157,983	179,083	(5)	21,100	157,978	179,078	38,513	6/25/10	7-40
Sylvan Way	Northern New Jersey	1	16,344	5,200	32,439	37,639	(1)	5,200	32,438	37,638	4,794	6/25/10	13-40
Sunset Hills Road	Washington, DC	1	13,984	2,700	31,915	34,615	36	2,700	31,951	34,651	9,949	6/25/10	5-40
Shadelands Drive	East Bay, CA	1	—	2,500	3,562	6,062	33	2,500	3,595	6,095	3,416	6/25/10	3-40
Sybase Drive	East Bay, CA	1	—	8,400	136,797	145,197	45	8,400	136,842	145,242	34,463	6/25/10	7-40
1600 SW 80th Street	Miami, FL	1	19,372	12,700	35,483	48,183	49	12,700	35,532	48,232	6,247	6/25/10	12-40
Connection Drive	Dallas, TX	1	23,870	3,110	50,121	53,231	112	3,110	50,233	53,343	9,233	6/25/10	9-40
655 Montgomery	San Francisco, CA	1	57,827	32,632	82,195	114,827	1,486	32,632	83,681	116,313	1,089	11/7/13	1-40

Total Office Properties		37	499,209	226,916	1,097,514	1,324,430	37,302	226,916	1,134,816	1,361,732	274,732

				Initial Cost to Company				Gross Amount Carried at December 31, 2013
Property	Market	No. of Buildings	Encumb- rances (1)	Land	Buildings and Improvements (2)	Total Costs	Cost Capitalized or Adjustments Subsequent to Acquisition (4)	Land	Buildings and Improvements (2)	Total Costs (3, 4)	Accumulated Depreciation (4)	Acquisition Date	Depreciable Life (years)

Industrial Properties:
Lundy Avenue	Silicon Valley, CA	3	$14,250	$5,982	$15,459	$21,441	$(2,452)	$5,117	$13,872	$18,989	$5,752	9/28/06	19-40
Shiloh Road	Dallas, TX	3	22,700	5,162	30,192	35,354	79	5,162	30,271	35,433	9,389	12/21/06	10-40
Rickenbacker	Columbus, OH	1	6,926	1,249	13,308	14,557	699	1,249	14,007	15,256	4,562	10/16/06	3-40
Park West Q	Cincinnati, OH	1	5,164	1,653	9,597	11,250	805	1,653	10,402	12,055	3,872	10/16/06	5-40
Eagle Creek East	Minneapolis/St Paul, MN	1	4,298	1,644	7,676	9,320	392	1,644	8,068	9,712	2,827	10/16/06	5-40
Park West L	Cincinnati, OH	1	3,587	902	7,393	8,295	333	902	7,726	8,628	2,380	10/31/06	2-40
Eagle Creek West	Minneapolis/St Paul, MN	1	4,869	1,910	8,474	10,384	506	1,910	8,980	10,890	2,801	10/31/06	3-40
Minnesota Valley III	Minneapolis/St Paul, MN	1	6,091	2,223	12,462	14,685	1,107	2,223	13,569	15,792	4,223	10/31/06	10-40
Plainfield III	Indianapolis, IN	1	12,000	2,101	18,424	20,525	2,469	2,101	20,893	22,994	5,769	3/28/07	9-40
Patriot Drive I	Dallas, TX	1	4,625	1,034	5,548	6,582	1,186	1,034	6,734	7,768	2,003	3/28/07	3-40
Patriot Drive II	Dallas, TX	1	18,375	3,166	23,072	26,238	5,137	3,166	28,209	31,375	7,645	3/28/07	5-40
Creekside V	Columbus, OH	1	4,725	764	5,628	6,392	18	764	5,646	6,410	2,029	6/15/07	8-40
Greenwood Parkway	Atlanta, GA	1	—	2,040	20,830	22,870	402	2,040	21,232	23,272	6,098	10/29/07	10-40
Westport	Central PA	1	9,767	2,376	27,081	29,457	7	2,376	27,088	29,464	6,417	1/9/08	10-40
6900 Riverport	Louisville, KY	1	1,645	751	4,131	4,882	103	751	4,234	4,985	981	9/17/08	10-40
7000 Riverport	Louisville, KY	1	2,593	1,124	6,821	7,945	429	1,124	7,250	8,374	1,971	9/17/08	3-40
7050 Riverport	Louisville, KY	1	1,424	672	3,862	4,534	252	672	4,114	4,786	1,254	9/17/08	5-40
7201 Riverport	Louisville, KY	1	2,636	1,130	6,614	7,744	225	1,130	6,839	7,969	1,769	9/17/08	3-40
East Maple Avenue	Los Angeles, CA	1	16,924	6,400	71,761	78,161	(1)	6,400	71,760	78,160	7,063	6/25/10	16-40
N. Glenville Drive	Dallas, TX	1	3,563	1,580	6,610	8,190	(1)	1,580	6,609	8,189	1,709	6/25/10	6-40
South Columbia	Central Kentucky	1	11,579	730	25,092	25,822	(2)	730	25,090	25,820	8,682	6/25/10	4-40
Columbia Road	Cleveland, OH	1	8,684	2,525	17,337	19,862	3,943	2,525	21,280	23,805	3,423	6/25/10	6-40
200 Corporate Drive	Chicago, IL	1	8,907	925	18,937	19,862	798	925	19,735	20,660	4,097	6/25/10	8-40
Vickery Drive	Houston, TX	1	18,537	3,700	37,639	41,339	(1)	3,700	37,638	41,338	7,514	6/25/10	8-40
East 28th Avenue	Denver, CO	1	2,794	800	5,431	6,231	1	800	5,432	6,232	1,348	6/25/10	8-40

Total Industrial Properties		29	196,663	52,543	409,379	461,922	16,434	51,678	426,678	478,356	105,578

				Initial Cost to Company				Gross Amount Carried at December 31, 2013
Property	Market	No. of Buildings	Encumb- rances (1)	Land	Buildings and Improvements (2)	Total Costs	Cost Capitalized or Adjustments Subsequent to Acquisition (4)	Land	Buildings and Improvements (2)	Total Costs (3, 4)	Accumulated Depreciation (4)	Acquisition Date	Depreciable Life (years)
Retail Properties:
Bandera Road	San Antonio, TX	1	$21,500	$8,221	$23,472	$31,693	$367	$8,221	$23,839	$32,060	$5,883	2/1/07	5-45
Beaver Creek	Raleigh, NC	1	26,200	13,017	31,375	44,392	792	13,017	32,167	45,184	7,386	5/11/07	3-40
Centerton Square	Philadelphia, PA	1	67,800	26,488	76,838	103,326	831	26,488	77,669	104,157	19,359	5/11/07	4-57
Mt. Nebo	Pittsburgh, PA	1	16,000	9,371	16,214	25,585	(1,117)	9,502	14,966	24,468	1,984	5/11/07	4-40
CB Square	Jacksonville, FL	1	—	3,768	16,660	20,428	(929)	3,768	15,731	19,499	3,149	6/27/07	7-40
Braintree	Boston	1	—	9,270	31,266	40,536	520	9,270	31,786	41,056	8,328	8/1/07	5-40
Holbrook	Boston	1	—	4,590	14,724	19,314	191	4,590	14,915	19,505	4,511	8/1/07	5-40
Kingston	Boston	1	10,574	8,580	12,494	21,074	742	8,580	13,236	21,816	4,109	8/1/07	5-40
Manomet	Boston	1	—	1,890	6,480	8,370	353	1,890	6,833	8,723	1,949	8/1/07	5-40
Orleans	Boston	1	14,070	8,780	23,683	32,463	178	8,780	23,861	32,641	5,321	8/1/07	4-40
Sandwich	Boston	1	15,825	7,380	25,778	33,158	65	7,380	25,843	33,223	5,515	8/1/07	3-40
Wareham	Boston	1	24,400	13,130	27,030	40,160	1,658	13,130	28,688	41,818	6,904	8/1/07	2-40
Abington	Boston	1	4,817	14,396	594	14,990	—	14,396	594	14,990	497	8/1/07	8-63
Hyannis	Boston	1	4,770	10,405	917	11,322	—	10,405	917	11,322	319	8/1/07	18-68
Rockland 201 Market	Boston	1	—	2,417	86	2,503	—	2,417	86	2,503	86	8/1/07	35
Mansfield	Boston	1	8,600	5,340	16,490	21,830	—	5,340	16,490	21,830	3,247	8/1/07	16-86
Meriden	Boston	1	—	6,560	22,013	28,573	—	6,560	22,013	28,573	4,570	8/1/07	13-43
Weymouth	Boston	1	—	5,170	19,396	24,566	(257)	4,913	19,396	24,309	4,958	8/1/07	19-40
Whitman 475 Bedford Street	Boston	1	7,459	3,610	11,682	15,292	—	3,610	11,682	15,292	2,377	8/1/07	16-56
Brockton Eastway Plaza	Boston	1	—	2,530	2,074	4,604	214	2,530	2,288	4,818	1,076	8/1/07	3-40
Cohasset	Boston	1	—	3,920	7,765	11,685	433	3,920	8,198	12,118	2,165	8/1/07	3-40
Cranston	Boston	1	—	1,810	4,233	6,043	109	1,810	4,342	6,152	1,884	8/1/07	2-40
Hanover	Boston	1	—	1,490	5,084	6,574	388	1,490	5,472	6,962	1,394	8/1/07	5-40
Rockland 360-372 Market	Boston	1	—	1,200	2,437	3,637	—	1,200	2,437	3,637	944	8/1/07	6-40
Brockton Westgate Plaza	Boston	1	—	3,650	6,507	10,157	5	3,650	6,512	10,162	2,066	8/1/07	11-40
Harwich	Boston	1	5,896	5,290	8,814	14,104	—	5,290	8,814	14,104	1,696	10/18/07	21-40
New Bedford	Boston	1	8,237	3,790	11,152	14,942	—	3,790	11,152	14,942	2,055	10/18/07	22-40
Norwell	Boston	1	6,061	5,850	14,547	20,397	—	5,850	14,547	20,397	2,868	10/18/07	15-65
Greater DC Retail	Washington, DC	1	38,926	19,779	42,515	62,294	330	19,781	42,843	62,624	12,866	4/6/09	5-40
Springdale	Boston	1	—	8,850	—	8,850	3,744	11,867	727	12,594	187	2/18/11	6-62

				Initial Cost to Company				Gross Amount Carried at December 31, 2013
Property	Market	No. of Buildings	Encumb- rances (1)	Land	Buildings and Improvements (2)	Total Costs	Cost Capitalized or Adjustments Subsequent to Acquisition (4)	Land	Buildings and Improvements (2)	Total Costs (3, 4)	Accumulated Depreciation (4)	Acquisition Date	Depreciable Life (years)
Saugus	Boston	1	—	3,783	9,677	13,460	100	3,783	9,777	13,560	2,884	3/17/11	3-40

Total Retail Properties		31	281,135	224,325	491,997	716,322	8,717	227,218	497,821	725,039	122,537

Land held
Inverness land	Denver, CO	0	—	5,200	0	5,200	0	5,200	153	5,353	—	6/25/10	N/A

Total land held		0	—	5,200	0	5,200	0	5,200	153	5,353	—

Grand Total		97	977,007	$508,984	$1,998,890	$2,507,874	$62,453	$511,013	$2,059,467	$2,570,480	$502,847

(1)	Encumbrances represents mortgage debt principal balances encumbering each property as of December 31, 2013.
(2)	Building and improvements include intangible lease assets.
(3)	As of December 31, 2013, the aggregate cost for federal income tax purposes of investments in real property was approximately $2.2 billion (unaudited).
(4)	Amount is presented net of impairments and other write-offs of tenant-related assets that were recorded at acquisition as part of our purchase price accounting. Such write-offs are the results of lease expirations and terminations.

The following table summarizes activity for real estate and accumulated depreciation for the years ended December 31, 2013, 2012, and 2011. The balance of investments in real estate at the end of the year ended December 31, 2013 includes amounts related to properties classified as held for sale (amounts in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Investments in real estate:
Balance at the beginning of the year	$2,819,550	$2,724,684	$2,858,307
Acquisitions of operating properties	114,827	128,258	21,825
Improvements	26,680	18,405	18,944
Basis of operating properties disposed of	(387,977)	(46,097)	(150,892)
Impairment of real property	(2,600)	(5,700)	(23,500)

Balance at the end of the year	$2,570,480	$2,819,550	$2,724,684

Accumulated depreciation:
Balance at the beginning of the year	$482,782	$361,357	$247,608
Net additions charged to costs and expenses	20,065	121,425	113,749

Balance at the end of the year	$502,847	$482,782	$361,357

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2014.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

By:	/S/ JEFFREY L. JOHNSON
Name:	Jeffrey L. Johnson
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 10, 2014.

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