Form 10-Q
period 2014-03-31
Dividend Capital Diversified Property Fund Inc.
filed 2014-05-13
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

As of May 5, 2014, 170,864,860 unclassified shares of common stock (referred to “Class E”), 813,619 shares of Class A common stock, 569,607 shares of Class W common stock, and 5,112,079 shares of Class I common stock of Dividend Capital Diversified Property Fund Inc., each with a par value $0.01 per share, were outstanding.

Dividend Capital Diversified Property Fund Inc.

Form 10-Q

March  31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and footnoted information)

	As of
	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Investments in real property	$2,345,681	$2,376,864
Accumulated depreciation and amortization	(466,047)	(452,222)

Total net investments in real property(1)	1,879,634	1,924,642
Debt related investments, net	94,180	123,935

Total net investments	1,973,814	2,048,577
Cash and cash equivalents	81,292	24,778
Restricted cash	35,209	25,550
Other assets, net	67,856	60,328
Assets held for sale(2)	3,301	146,176

Total Assets	$2,161,472	$2,305,409

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes and other secured borrowings(3)	$918,716	$943,045
Unsecured borrowings	270,000	300,000
Intangible lease liabilities, net	72,389	74,413
Other liabilities	93,666	96,272
Liabilities associated with assets held for sale(4)	58	86,668

Total Liabilities	1,354,829	1,500,398
Equity:
Stockholders’ equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 175,461,058 and 176,006,755 shares issued and outstanding, as of March 31, 2014 and December 31, 2013, respectively (5)	1,755	1,760
Additional paid-in capital	1,576,970	1,582,886
Distributions in excess of earnings	(848,768)	(860,747)
Accumulated other comprehensive loss	(10,586)	(10,794)

Total stockholders’ equity	719,371	713,105
Noncontrolling interests	87,272	91,906

Total Equity	806,643	805,011

Total Liabilities and Equity	$2,161,472	$2,305,409

(1)	Includes approximately $81.9 million and $82.4 million, after accumulated depreciation and amortization, in consolidated real property variable interest entity investments as of March 31, 2014 and December 31, 2013, respectively.
(2)	Includes approximately $0 and $143.0 million, after accumulated depreciation and amortization, in consolidated real property variable interest entity investments as of March 31, 2014 and December 31, 2013, respectively.
(3)	Includes approximately $60.4 million and $60.7 million in consolidated mortgage notes in variable interest entity investments as of March 31, 2014 and December 31, 2013, respectively.
(4)	Includes approximately $0 and $80.4 million in consolidated mortgage notes in variable interest entity investments as of March 31, 2014 and December 31, 2013, respectively.
(5)	Includes 170,144,935 shares of Class E common stock, 563,912 shares of Class A common stock, 407,416 shares of Class W common stock, and 4,344,795 shares of Class I common stock issued and outstanding as of March 31, 2014, and 171,254,036 shares of Class E common stock, 216,745 shares of Class A common stock, 208,889 shares of Class W common stock, and 4,327,085 shares of Class I common stock issued and outstanding as of December 31, 2013.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share and footnoted information)

	For the Three Months Ended March 31,
	2014	2013
REVENUE:
Rental revenue	$55,060	$50,636
Debt related income	2,013	2,735

Total Revenue	57,073	53,371
EXPENSES:
Rental expense	13,347	10,896
Real estate depreciation and amortization expense	22,350	21,259
General and administrative expenses(1)	2,819	2,361
Advisory fees, related party	3,743	3,684

Total Operating Expenses	42,259	38,200
Other Income (Expenses):
Interest and other income (expense)	(78)	(104)
Interest expense	(16,168)	(16,550)
Loss on extinguishment of debt and financing commitments	(63)	(270)
Gain on sale of real property	3,626	—

Income (loss) from continuing operations	2,131	(1,753)
Discontinued operations, net of taxes(2)	29,857	(4,113)

Net Income (Loss)	31,988	(5,866)

Net income attributable to noncontrolling interests	(4,550)	499

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$27,438	$(5,367)

Net income (loss) per basic and diluted common share:
Continuing operations	$0.01	$(0.01)
Discontinued operations	$0.14	$(0.02)

NET INCOME (LOSS) PER BASIC AND DILUTED COMMON SHARE	$0.15	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	176,873	178,792

Diluted	189,993	192,927

Distributions declared per common share	$0.0874	$0.0875

(1)	Includes approximately $1.6 million and $1.0 million, paid to our Advisor and its affiliates for reimbursable expenses during the three months ended March 31, 2014 and 2013, respectively.
(2)	Includes approximately $1.9 million and $85,000, paid to our Advisor for advisory fees associated with the disposition of real properties during the three months ended March 31, 2014 and 2013, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND LOSS

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2014	2013
Net Income (Loss)	$31,988	$(5,866)
Other Comprehensive Income (Loss):
Net unrealized change from available-for-sale securities	(211)	—
Unrealized change from cash flow hedging derivatives	321	646

Comprehensive income (loss)	32,098	(5,220)
Comprehensive (loss) income attributable to noncontrolling interests	(4,452)	452

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$27,646	$(4,768)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(In thousands)

	Stockholders’ Equity
					Accumulated
			Additional	Distributions in	Other
	Common Stock		Paid-in	Excess of	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balances, December 31, 2013	176,007	$1,760	$1,582,886	$(860,747)	$(10,794)	$91,906	$805,011

Comprehensive income (loss):
Net income	—	—	—	27,438	—	4,550	31,988
Net unrealized change from available-for-sale securities	—	—	—	—	(196)	(15)	(211)
Unrealized change from cash flow hedging derivatives	—	—	—	—	300	21	321
Common stock:
Issuance of common stock, net of offering costs	1,332	14	8,670	—	—	—	8,684
Redemptions of common stock	(1,878)	(19)	(13,082)	—	—	—	(13,101)
Amortization of stock-based compensation	—	—	7	—	—	—	7
Distributions declared on common stock	—	—	—	(15,459)	—	—	(15,459)
Noncontrolling interests:
Distributions declared to noncontrolling interests	—	—	—	—	—	(5,929)	(5,929)
Redemptions of noncontrolling interests	—	—	(541)	—	104	(2,445)	(2,882)
Buyout of noncontrolling interests	—	—	(970)	—	—	(816)	(1,786)

Balances, March 31, 2014	175,461	$1,755	$1,576,970	$(848,768)	$(10,586)	$87,272	$806,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$31,988	$(5,866)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate depreciation and amortization expense	22,350	30,524
Gain on disposition of real property	(33,155)	(1,213)
Loss on extinguishment of debt and financing commitments	63	270
Other adjustments to reconcile loss to net cash provided by operating activities	2,462	1,809
Changes in operating assets and liabilities	(6,686)	(8,072)

Net cash provided by operating activities	17,022	17,452
INVESTING ACTIVITIES:
Capital expenditures in real property	(4,276)	(5,397)
Proceeds from disposition of real property	90,383	7,879
Investment in debt related investments	—	(3,653)
Principal collections on debt related investments	18,415	15,512
Other investing activities	1,214	638

Net cash provided by investing activities	105,736	14,979
FINANCING ACTIVITIES:
Mortgage note principal repayments	(3,418)	(18,513)
Net (repayments of) proceeds from revolving line of credit borrowings	(30,000)	25,000
Repayment of other secured borrowings	(303)	(13,666)
Redemption of common shares	(14,109)	(11,430)
Distributions on common stock	(10,287)	(10,210)
Proceeds from sale of common stock	4,072	795
Offering costs for issuance of common stock	(816)	(414)
Distributions to noncontrolling interest holders	(5,955)	(1,495)
Other financing activities	(5,428)	(2,577)

Net cash used in financing activities	(66,244)	(32,510)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	56,514	(79)
CASH AND CASH EQUIVALENTS, beginning of period	24,778	36,872
CASH AND CASH EQUIVALENTS, end of period	$81,292	$36,793

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$14,910	$19,602
Amount issued pursuant to the distribution reinvestment plan	$5,238	$5,505
Non-cash principal collection on debt related investments *	$7,125	$9,646
Non-cash disposition of real property*	$94,011	$—
Non-cash reduction of mortgage note and other secured borrowings*	$101,136	$—

*	Represents the amount of sales proceeds and debt repayments from the disposition of real property or the repayment of borrowings that we did not receive or pay in cash, primarily due to the repayment or assumption of related borrowings by the purchaser or borrower at closing.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

We believe we have operated in such a manner as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes, and we utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through our operating partnership, Dividend Capital Total Realty Operating Partnership, L.P. (our “Operating Partnership”). Furthermore, our Operating Partnership wholly owns a taxable REIT subsidiary, DCTRT Leasing Corp. (the “TRS”), through which we have executed certain business transactions that might otherwise have an adverse impact on our status as a REIT if such business transactions were to occur directly or indirectly through our Operating Partnership.

We are the sole general partner of our Operating Partnership. In addition, we have contributed 100% of the proceeds received from our offerings of common stock to our Operating Partnership in exchange for partnership units (“OP Units”) representing our interest as a limited partner of the Operating Partnership. As of March 31, 2014 and December 31, 2013, we owned approximately 93.2% and 93.0%, respectively, of the limited partnership interests in our Operating Partnership, and the remaining limited partnership interests in our Operating Partnership were owned by third-party investors. Our Operating Partnership has classes of OP Units that correspond to our four classes of common stock: Class E OP Units, Class A OP Units, Class W OP Units, and Class I OP Units. The OP Units held by third parties are all Class E OP Units. As of March 31, 2014 and December 31, 2013, our Operating Partnership had issued and outstanding approximately 12.9 million and 13.3 million Class E OP Units held by third party investors, respectively, which represent limited partnership interests issued in connection with its private placement offerings.

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

As of March 31, 2014, we had raised gross proceeds of approximately $36.5 million from the sale of approximately 5.3 million shares in the Offering, including approximately $256,000 through our distribution reinvestment plan. As of March 31, 2014, approximately $2,963.5 million in shares remained available for sale pursuant to the Offering, including approximately $749.7 million in shares available for sale through our distribution reinvestment plan.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim condensed consolidated financial statements (herein referred to as “financial statements,” “balance sheets,” “statements of operations,” “statement of equity,” or “statements of comprehensive income and loss”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the Commission instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, these statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of operating results for a full year. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Commission on March 10, 2014. There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2014 other than the updates described below.

Reclassifications

Certain amounts included in the accompanying financial statements for 2013 have been reclassified to conform to the 2014 financial statements presentation. Statement of operations amounts for properties disposed of or classified as held for sale as of December 31, 2013, have been reclassified to discontinued operations for all periods presented. Amounts in our segment disclosures in Note 10 reflect the reclassification of amounts related to properties that have been disposed of or classified as held for sale as of December 31, 2013.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-08 (“ASU 2014-08”), which provides a revised definition of a discontinued operation. ASU 2014-08 requires additional disclosures for a discontinued operation and the disposal of an asset and component of the entity that is not a discontinued operation. Under ASU 2014-08, a discontinued operation is a component (or group of components) of the entity, the disposal of which would represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results, when such component (or group of components) have been disposed of or classified as held for sale. The amendments in the ASU should be applied prospectively and are effective for us beginning January 1, 2015, with early adoption permitted. We adopted this standard effective January 1, 2014. During the three months ended March 31, 2014, we disposed of or classified as held for sale three operating properties that we determined did not meet the definition of discontinued operations under the revised standard. As a result of our adoption of this ASU, we anticipate that fewer of our property dispositions made in the normal course of business will qualify for discontinued operations reporting. See Note 3 for additional information.

3. INVESTMENTS IN REAL PROPERTY

Our consolidated investments in real property consist of investments in office, industrial and retail properties. The following tables summarize our consolidated investments in real property as of March 31, 2014 and December 31, 2013 (amounts in thousands):

Real Property	Land	Building and Improvements	Intangible Lease Assets	Total Investment Amount	Intangible Lease Liabilities	Net Investment Amount
As of March 31, 2014:
Office (1)	$229,216	$757,463	$360,924	$1,347,603	$(15,861)	$1,331,742
Industrial	30,619	202,528	51,999	285,146	(41,011)	244,135
Retail	225,408	417,957	76,287	719,652	(48,966)	670,686

Total gross book value	485,243	1,377,948	489,210	2,352,401	(105,838)	2,246,563
Accumulated depreciation/amortization	—	(171,300)	(298,166)	(469,466)	33,449	(436,017)

Total net book value	$485,243	$1,206,648	$191,044	$1,882,935	$(72,389)	$1,810,546

As of December 31, 2013:
Office	$232,117	$769,654	$365,314	$1,367,085	$(15,861)	$1,351,224
Industrial (2)	51,678	359,800	66,877	478,355	(46,626)	431,729
Retail	227,218	420,070	77,752	725,040	(51,059)	673,981

Total gross book value	511,013	1,549,524	509,943	2,570,480	(113,546)	2,456,934
Accumulated depreciation/amortization	—	(207,966)	(294,881)	(502,847)	35,997	(466,850)

Total net book value	$511,013	$1,341,558	$215,062	$2,067,633	$(77,549)	$1,990,084

(1)	Includes $3.1 million in land, $195,000 in building and improvements, $3.4 million in intangible lease assets, and $62,000 in intangible lease liabilities, before accumulated depreciation on assets of $3.4 million and accumulated amortization of intangible lease liabilities of $62,000, related to an office property and a land parcel classified as held for sale in the accompanying balance sheet as of March 31, 2014.
(2)	Includes $21.1 million in land, $157.7 million in building and improvements, $14.9 million in intangible lease assets, and $5.6 million in intangible lease liabilities, before accumulated depreciation on assets of $50.6 million and accumulated amortization of intangible lease liabilities of $2.5 million, related to 12 industrial properties classified as held for sale in the accompanying balance sheet as of December 31, 2013.

Dispositions

During the three months ended March 31, 2014, we disposed of or classified as held for sale the following properties (dollar amounts and square footage in thousands):

Type of Property	Market	DPF Ownership	Building Square Feet	Disposition Date	Gain (Loss)
2014 Dispositions
Industrial Portfolio	Various(1)	92.5%	3,387	January 22, 2014	$29,545
Retail	Boston, MA	100.0%	110	February 18, 2014	2,276
Office	Little Rock, AR	100.0%	102	February 25, 2014	1,350

			3,599		$33,171

Assets held for sale
Office	East Bay, CA	100.0%	60
Land Parcel	Denver, CO	100.0%	—

Total			60

(1)	Industrial portfolio included twelve properties located in the following markets: Atlanta, GA, Central Pennsylvania, Cincinnati, OH, Columbus, OH, Dallas, TX, Indianapolis, IN, and Minneapolis/St. Paul, MN.

Discontinued Operations

We present the results of operations and the respective aggregate net gains (losses), of (i) any property or group of properties that were disposed or classified as held for sale as of December 31, 2013 when the operations and cash flows have been (or will be) eliminated from our ongoing operations and we will not have any significant continuing involvement, and (ii) any property or group of properties, the disposal of which would represent a strategic shift that has (or will have) a major effect on our operations and financial results, when such property (or group of properties) have been disposed of or classified as held for sale, as discontinued operations in our accompanying statements of operations. Interest expense is included in discontinued operations only if it is directly attributable to these operations or properties. Discontinued operations for the three months ended March 31, 2014 include the results of operations and net gain on the disposition of 12 properties classified as held for sale as of December 31, 2013. Discontinued operations for the three months ended March 31, 2013 include (i) the results of operations of the 13 properties disposed of during the year ended 2013, (ii) the results of operations of the 12 properties classified as held for sale as of December 31, 2013 and subsequently disposed of, and (iii) the aggregate net gain on dispositions recorded during the three months ended March 31, 2013. The following table summarizes amounts recorded as discontinued operations (amounts in thousands):

	For the Three Months Ended March 31,
	2014	2013
Revenues	$995	$16,038
Rental expense	(367)	(6,431)
Real estate depreciation and amortization expense	—	(9,264)
Interest expense	(296)	(5,601)
Other expenses	(20)	(68)

Income (loss) from discontinued operations	312	(5,326)

Gain on disposition, net of taxes	29,545	1,213

Discontinued operations, net of taxes	29,857	(4,113)

Discontinued operations attributable to noncontrolling interests	(4,433)	355

Discontinued operations attributable to common stockholders	$25,424	$(3,758)

The following table summarizes capital expenditures and significant operating and investing noncash items related to our discontinued operations (amounts in thousands):

	For the Three Months Ended March 31,
	2014	2013
Capital expenditures	$—	$2,798
Noncash items:
Straight-line rent adjustments	(41)	1,283
Amortization of above-market lease assets	—	(200)
Amortization of below-market lease liabilities	—	482
Non-cash disposition of real property	80,361	—

The following table summarizes the carrying amounts of the major classes of assets and liabilities included in our discontinued operations and classified as held for sale as of December 31, 2013, and the carrying amounts of the major classes of assets and liabilities classified as held for sale as of March 31, 2014. As of March 31, 2014, we classified as held for sale (i) an office property that we anticipate disposing of in May 2014, and (ii) a land parcel that was disposed of in April 2014. We did not have any discontinued operations classified as held for sale as of March 31, 2014 (amounts in thousands):

	As of
	March 31, 2014	December 31, 2013
Land	$3,125	$21,060
Building and improvements	195	157,679
Intangible lease assets	3,400	14,877
Accumulated depreciation	(3,419)	(50,625)
Other assets, net	—	3,185

Assets held for sale	$3,301	$146,176

Mortgage notes and other secured borrowings	$—	$80,428
Intangible lease liabilities, net	—	3,136
Other liabilities	58	3,104

Liabilities related to assets held for sale	$58	$86,668

Rental Revenue

The following table summarizes the adjustments to rental revenue related to the amortization of above-market lease assets, below-market lease liabilities, and straight-line rental adjustments for the three months ended March 31, 2014 and 2013. In addition, the following table includes tenant recovery income received from tenants for real estate taxes, insurance and other property operating expenses and recognized as rental revenue (amounts in thousands):

	For the Three Months Ended March 31,
	2014	2013
Straight-line rent adjustments	$1,305	$2,968
Above-market lease assets	(1,724)	(1,926)
Below-market lease liabilities	1,832	2,102

Total increase to rental revenue	$1,413	$3,144

Tenant recovery income	$8,202	$8,789

4. DEBT RELATED INVESTMENTS

As of March 31, 2014 and December 31, 2013, we had invested in 11 and 14 debt related investments, respectively. The weighted average maturity of our debt related investments as of March 31, 2014 was 2.8 years, based on our recorded net investment. The following table describes our debt related income for the three months ended March 31, 2014 and 2013 (dollar amounts in thousands):

	For the Three Months Ended March 31,		Weighted Average Yield as of
Investment Type	2014	2013	March 31, 2014 (1)
Mortgage notes(2)	$1,351	$2,429	5.4%
B-notes	—	51	0.0%
Mezzanine debt	662	255	16.7%

Total	$2,013	$2,735	7.3%

(1)	Weighted average yield is calculated on an unlevered basis using the amount invested, current interest rates and accretion of premiums or discounts realized upon the initial investment for each investment type as of March 31, 2014. Yields for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of March 31, 2014 for purposes of this table. As of March 31, 2014, we had one debt related investment with a net investment amount of $25.0 million that bears interest at a floating rate indexed to LIBOR. All of our remaining debt related investments bear interest at fixed rates. We have assumed a yield of zero on the one debt related investment for which we have recognized a full allowance for loss as of March 31, 2014.
(2)	We had three and two debt related investments repaid in full during the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014 and 2013, amounts recorded include early repayment fees received and accelerated amortization of origination fees offset by accelerated amortization of deferred due diligence costs related to certain of these repayments.

Repayments

During the three months ended March 31, 2014, we received full repayment of three debt related investments, all of which were structured as mortgage notes. We received cash proceeds from the repayments of approximately $22.6 million, which comprised principal repayment of $29.7 million (approximately $4.6 million of which was received subsequent to March 31, 2014), partially offset by the repayment of borrowings secured by the debt related investments of approximately $7.1 million.

Impairment

We review each of our debt related investments individually on a quarterly basis, and more frequently when such an evaluation is warranted, to determine if impairment exists. Accordingly, we do not group our debt related investments into classes by credit quality indicator. A debt related investment is impaired when, based on current information and events (including economic, industry and geographical factors), it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the agreement. When an investment is deemed impaired, the impairment is measured based on the expected future cash flows discounted at the investment’s effective interest rate. As a practical expedient, we may measure impairment based on the fair value of the collateral of an impaired collateral-dependent debt investment. Regardless of the measurement method, we measure impairment based on the fair value of the collateral when it is determined that foreclosure is probable. We had recorded a provision for loan loss of $3.0 million as of March 31, 2014 and December 31, 2013. We did not record any current period provision for loan loss, direct write-downs of the allowance, or recoveries of amounts previously charged off during the three months ended March 31, 2014.

We had one B-note debt investment on non-accrual status as of both March 31, 2014 and December 31, 2013. We have recorded a complete allowance for loan loss related to such debt related investment on non-accrual status. When a debt investment is on non-accrual status, we record income on the investment using the cash basis of accounting. The amount of income recorded on a cash basis of accounting was not significant during the three months ended March 31, 2014 or 2013. All of our debt related investments that were past due 90 days or more were on non-accrual status as of March 31, 2014 and December 31, 2013.

As of both March 31, 2014 and December 31, 2013, we had one impaired debt related investment with an unpaid principal balance of approximately $3.0 million. The following table describes our recorded investment in debt related investments before allowance for loan loss, and the related allowance for loan loss (amounts in thousands):

	Debt Investments Individually Evaluated for Impairment as of
	March 31, 2014	December 31, 2013
Debt investments	$97,180	$126,935
Less: Allowance for loan losses	(3,000)	(3,000)

Total	$94,180	$123,935

Our impaired debt investment is a subordinate debt investment. As of both March 31, 2014 and December 31, 2013, we had a gross recorded investment in impaired debt related investments of $3.0 million, with a related allowance for loan loss of $3.0 million. As of March 31, 2014 and December 31, 2013, we did not have any impaired loans for which we have not recorded an allowance for loan loss.

The following table describes our average recorded net investment in the impaired debt related investments and the related interest income recorded (amounts in thousands):

	For the Three Months Ended March 31,
	2014	2013
Average Recorded Investment	$—	$6,067
Interest Income Recognized	$—	$51

5. DEBT OBLIGATIONS

The following table describes our borrowings as of March 31, 2014 and December 31, 2013 (dollar amounts in thousands):

	Weighted Average Stated Interest Rate as of		Outstanding Balance as of (1)		Gross Investment Amount Securing Borrowings as of (2)
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Fixed-rate mortgages	5.8%	5.8%	$872,354	$969,622	$1,709,338	$1,898,946
Floating-rate mortgages (3)	3.9%	3.9%	8,520	8,580	15,673	15,571

Total mortgage notes	5.7%	5.8%	880,874	978,202	1,725,011	1,914,517
Repurchase facilities (4)	2.8%	2.8%	37,842	45,270	52,454	65,726

Total other secured borrowings	2.8%	2.8%	37,842	45,270	52,454	65,726

Total secured borrowings	5.6%	5.6%	918,716	1,023,472	1,777,465	1,980,243

Line of credit	N/A	1.9%	—	30,000	N/A	N/A
Term loan (5)	2.2%	2.2%	270,000	270,000	N/A	N/A

Total unsecured borrowings	2.2%	2.2%	270,000	300,000	N/A	N/A

Total borrowings	4.8%	4.9%	$1,188,716	$1,323,472	$1,777,465	$1,980,243

(1)	Amounts presented are net of (i) unamortized discounts to the face value of our outstanding fixed-rate mortgages of $2.8 million and $2.7 million as of March 31, 2014 and December 31, 2013, respectively, and (ii) GAAP principal amortization related to troubled debt restructurings of $1.7 million and $1.5 million as of March 31, 2014 and December 31, 2013, respectively.
(2)	“Gross Investment Amount” as used here and throughout this document represents the allocated gross basis of real property and debt related investments, after certain adjustments. Gross Investment Amount for real property (i) includes the effect of intangible lease liabilities, (ii) excludes accumulated depreciation and amortization, and (iii) includes the impact of impairments. Amounts reported for debt related investments represent our net accounting basis of the debt investments, which includes (i) unpaid principal balances, (ii) unamortized discounts, premiums, and deferred charges, and (iii) allowances for loan loss.
(3)	As of March 31, 2014 and December 31, 2013, our floating-rate mortgage note was subject to an interest rate spread of 3.75% over one-month LIBOR.
(4)	As of March 31, 2014 and December 31, 2013, borrowings under our repurchase facility were subject to interest at a floating rate of 2.25% over one-month LIBOR. However, we had effectively fixed the interest rate of the borrowings using interest rate swaps at 2.84% for the term of the borrowings.
(5)	As of March 31, 2014 and December 31, 2013, borrowings under our term loan were subject to interest at a floating rate of 1.70% over one-month LIBOR. However, we had effectively fixed the interest rate for $200.0 million of the total of $270.0 million in borrowings using interest rate swaps at 2.34%, resulting in a weighted average interest rate on the total term loan of 2.21%.

As of March 31, 2014, 10 mortgage notes were interest-only and 18 mortgage notes were fully amortizing with outstanding principal balances of approximately $288.1 million and $591.7 million, respectively. None of our mortgage notes are recourse to us.

As of March 31, 2014, we had outstanding borrowings of $270.0 million under the term loan component and $0 under the revolving credit facility component of our senior unsecured term loan and revolving line of credit (collectively, the “Facility”). As of March 31, 2014, the unused portion of the revolving credit facility component of the Facility was approximately $350.0 million, of which approximately $169.6 million was available. As of December 31, 2013, we had outstanding borrowings of $270.0 million and $30.0 million under the term loan and revolving credit facility components of the Facility, respectively, and $86.1 million was available for us to borrow under the revolving credit facility component of the Facility.

As of March 31, 2014, we had defaulted on a mortgage note with an outstanding principal balance of $14.3 million collateralized by an industrial property with a gross investment amount of $19.0 million, after impairment charges. Our default resulted from us not making monthly debt service payments as required by the loan agreement. We have requested that the lender restructure the loan terms; however, there are no assurances that we will be successful in our negotiation with the lender. We also have discussed with the lender placing the property in receivership pending resolution of the restructure negotiation. Pursuant to the terms of the loan agreement, should the lender enforce its rights, we may be subject to interest rates increasing to a higher default rate and/or the lender foreclosing on the underlying real property collateral. With the exception of customary “carve-outs” (none of which we believe currently apply to this loan), this loan is not recourse to us; therefore, our equity investment in this property is at risk of loss. This default does not impact our remaining debt covenants.

The following table reflects our contractual debt maturities as of March 31, 2014, specifically our obligations under secured borrowings and unsecured borrowings (dollar amounts in thousands):

	As of March 31, 2014
	Mortgage Notes and Other Secured Borrowings		Unsecured Borrowings		Total
Year Ending December 31,	Number of Borrowings Maturing	Outstanding Balance (1)	Number of Borrowings Maturing	Outstanding Balance (2)	Outstanding Balance (3)(4)
2014	3	$95,049	0	$—	$95,049
2015	4	97,742	0	—	97,742
2016	12	336,088	0	—	336,088
2017	6	209,721	0	—	209,721
2018	0	4,999	1	270,000	274,999
2019	0	5,292	0	—	5,292
2020	1	157,944	0	—	157,944
2021	0	1,707	0	—	1,707
2022	1	1,663	0	—	1,663
2023	0	978	0	—	978
Thereafter	2	6,431	0	—	6,431

Total	29	$917,614	1	$270,000	$1,187,614

(1)	Secured borrowings presented include (i) mortgage note borrowings of approximately $879.8 million with maturities ranging from 2014 to 2029, and (ii) borrowings under our repurchase facility of approximately $37.8 million, which matures in 2014 and is subject to three one-year extension options.
(2)	Unsecured borrowings presented include term loan borrowings of $270.0 million which mature in 2018. Our revolving credit facility, under which we had no borrowings as of March 31, 2014, matures in 2016, and is subject to two one-year extension options.
(3)	Outstanding balance represents expected cash outflows for contractual amortization and scheduled balloon payment maturities and does not include (i) the mark-to-market adjustment on assumed debt of $2.8 million as of March 31, 2014, and (ii) the GAAP principal amortization of our restructured mortgage note of approximately $1.7 million that does not reduce the contractual amount due of the related mortgage note as of March 31, 2014.
(4)	As of March 31, 2014, our mortgage notes and secured borrowings are secured by interests in real properties and debt investments totaling approximately $1.8 billion.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges under ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”) is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the next 12 months, we estimate that approximately $1.8 million will be reclassified as an increase to interest expense related to effective forward started interest rate swaps where the hedging instrument has been terminated, and we estimate that approximately $1.1 million will be reclassified as an increase to interest expense related to active effective hedges of floating-rate debt issuances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The table below presents a reconciliation of the beginning and ending balances, between December 31, 2013 and March 31, 2014, of our accumulated other comprehensive loss (“OCI”), net of amounts attributable to noncontrolling interests related to the effective portion of our cash flow hedges as presented on our financial statements, as well as amounts related to our available-for-sale securities (amounts in thousands):

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-For- Sale Securities	Accumulated Other Comprehensive Loss
Beginning balance as of December 31, 2013:	$(9,876)	$(918)	$(10,794)
Other comprehensive income:
Amortization of OCI into interest expense (net of tax benefit of $0)	749	—	749
Change in fair value recognized in OCI (net of tax benefit of $0)	(428)	(211)	(639)
Amounts reclassified from accumulated other comprehensive income:
Losses reclassified into loss on extinguishment of debt and financing commitments upon discontinuance of cash flow hedges (net of tax benefit of $0)	—	—	—

Net current-period other comprehensive income	321	(211)	110
Attribution of and other adjustments to OCI attributable to noncontrolling interests	31	67	98

Ending balance as of March 31, 2014	$(9,524)	$(1,062)	$(10,586)

Fair Values of Derivative Instruments

The table below presents the gross fair value of our derivative financial instruments as well as their classification on our accompanying balance sheet as of March 31, 2014 and December 31, 2013 (amounts in thousands):

		Fair Value of Asset Derivatives as of				Fair Value of Liability Derivatives as of
	Balance Sheet	March 31,	December 31,	Balance Sheet		March 31,	December 31,
	Location	2014	2013	Location		2014	2013
Derivatives designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets, net (1)	$651	$748	Other liabilities	(1)	$(74)	$(43)

Total derivatives designated as hedging instruments under ASC Topic 815		651	748			(74)	(43)
Derivatives not designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets, net (1)	—	—	Other liabilities	(1)	—	—

Total derivatives not designated as hedging instruments under ASC Topic 815		—	—			—	—

Total derivatives		$651	$748			$(74)	$(43)

(1)	Although our derivative contracts are subject to master netting arrangements which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheet.

The majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with our derivative instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of potential default by us and our counterparties. As of March 31, 2014, we had assessed the significance of the impact of the credit valuation adjustments and had determined that it was not significant to the overall valuation of our derivative instruments. As a result, we have determined that the significant inputs for all of our derivative valuations are classified in Level 2 of the fair value hierarchy.

Designated Hedges

As of March 31, 2014, we had seven outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $255.1 million. As of December 31, 2013, we had seven outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $255.4 million.

Undesignated Hedges

Derivatives not designated as hedges are not speculative and are used to hedge our exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. As of both March 31, 2014 and December 31, 2013, we did not have any outstanding derivatives that were not designated as hedges. Changes in the fair value of derivatives not designated in hedging relationships did not result in any gain or loss during the three months ended March 31, 2014 and 2013.

Effect of Derivative Instruments on the Statements of Comprehensive Income and Loss

The table below presents the effect of our derivative financial instruments on our accompanying financial statements for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	For the Three Months Ended March 31,
	2014	2013
Derivatives Designated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts
Amount of gain or (loss) recognized in OCI (effective portion)	$(428)	$(28)
Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Interest expense	Interest expense
Amount of loss reclassified from accumulated OCI into income (effective portion)	$(749)	$(645)
Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	N/A	Loss on extinguishment of debt and financing commitments
Amount of loss recognized in income due to missed forecast (ineffective portion and amount excluded from effectiveness testing)	$—	$(27)
Derivatives Not Designated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts
Location of loss recognized in income	N/A	N/A
Amount of loss recognized in income	$—	$—

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

The fair values estimated below are indicative of certain interest rate and other assumptions as of March 31, 2014 and December 31, 2013, and may not take into consideration the effects of subsequent interest rate or other assumption fluctuations, or changes in the values of underlying collateral. The fair values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate their carrying values because of the short-term nature of these instruments.

The carrying amounts and estimated fair values of our other financial instruments as of March 31, 2014 and December 31, 2013 were as follows (amounts in thousands):

	As of March 31, 2014		As of December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Investments in real estate securities	$200	$200	$461	$461
Fixed-rate debt related investments, net	69,006	71,639	98,724	101,012
Floating-rate debt related investments, net	25,174	25,356	25,211	24,504
Derivative instruments	651	651	748	748
Liabilities:
Fixed-rate mortgage notes	$872,354	$915,607	$969,622	$1,010,085
Floating-rate mortgage notes	8,520	8,524	8,580	8,582
Floating-rate other secured borrowings	37,842	37,842	45,270	45,270
Floating-rate unsecured borrowings	270,000	271,003	300,000	301,690
Derivative liabilities	74	74	43	43

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

Dividend Capital Securities LLC, which we refer to as the “Dealer Manager,” is distributing the shares of our common stock in the Offering on a “best efforts” basis. The Dealer Manager is an entity related to the Advisor and is a member of the Financial Industry Regulatory Authority, Inc., or FINRA. The Dealer Manager coordinates our distribution effort and manages our relationships with participating broker-dealers and financial advisors and provides assistance in connection with compliance matters relating to marketing the Offering.

As of March 31, 2014 and December 31, 2013, we owed approximately $1.4 million and $1.6 million, respectively, to our Advisor and affiliates of our Advisor for such services and reimbursement of certain expenses. Pursuant to the Advisory Agreement, we accrue the advisory fee on a daily basis and pay our Advisor amounts due subsequent to each month-end.

The following table summarizes fees and other amounts earned by our Advisor and its related parties in connection with services performed for us during the three months ended March 31, 2014 and 2013 (amounts in thousands):

	For the Three Months Ended March 31,
	2014	2013
Advisory fees	$3,743	$3,684
Development management fee	83	55
Other reimbursements	2,038	1,340
Advisory fees related to the disposition of real properties	1,908	85
Dealer manager and distribution fees	77	—

Total	$7,849	$5,164

9. NET INCOME (LOSS) PER COMMON SHARE

Reconciliations of the numerator and denominator used to calculate basic net loss per common share to the numerator and denominator used to calculate diluted net loss per common share for the three months ended March 31, 2014 and 2013 are described in the following table (amounts in thousands, except per share information):

	For the Three Months Ended March 31,
	2014	2013
Numerator
Income (loss) from continuing operations	$2,131	$(1,753)
(Income) loss from continuing operations attributable to noncontrolling interests	(117)	144

Income (loss) from continuing operations attributable to common stockholders	2,014	(1,609)
Dilutive noncontrolling interests share of (income) loss from continuing operations	149	(127)

Numerator for diluted earnings per share – adjusted income (loss) from continuing operations	2,163	(1,736)

Income (loss) from discontinued operations	29,857	(4,113)
(Income) loss from discontinued operations attributable to noncontrolling interests	(4,433)	355

Income (loss) from discontinued operations attributable to common stockholders	25,424	(3,758)
Dilutive noncontrolling interests share of discontinued operations	1,886	(297)

Numerator for diluted earnings per share – adjusted income (loss) from discontinued operations	$27,310	$(4,055)

Denominator
Weighted average shares outstanding-basic	176,873	178,792
Incremental weighted average shares effect of conversion of OP units	13,120	14,135

Weighted average shares outstanding-diluted	189,993	192,927

INCOME (LOSS) PER COMMON SHARE-BASIC AND DILUTED
Net income (loss) from continuing operations	$0.01	$(0.01)
Net income (loss) from discontinued operations	0.14	(0.02)

Net income (loss)	$0.15	$(0.03)

10. SEGMENT INFORMATION

We have four reportable operating segments, which include our three real property operating sectors (office, industrial, and retail) and debt related investments. We organize and analyze the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, and investment strategies and objectives. For example, the physical characteristics of our buildings, the related operating characteristics, the geographic markets, and the type of tenants are inherently different for each of our segments. The following table sets forth revenue and the components of net operating income (“NOI”) of our segments for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	For the Three Months Ended March 31,
	Revenues		NOI
	2014	2013	2014	2013
Real property (1)
Office	$34,202	$29,950	$25,323	$23,126
Industrial	5,814	6,619	4,986	6,131
Retail	15,044	14,067	11,404	10,483
Debt related investments	2,013	2,735	2,013	2,735

Total	$57,073	$53,371	$43,726	$42,475

(1)	Excludes results of operations of real properties categorized as discontinued operations.

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

The following table is a reconciliation of our NOI to our reported net income (loss) attributable to common stockholders for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	For the Three Months Ended March 31,
	2014	2013
Net operating income	$43,726	$42,475
Real estate depreciation and amortization expense	(22,350)	(21,259)
General and administrative expenses	(2,819)	(2,361)
Advisory fees, related party	(3,743)	(3,684)
Interest and other income	(78)	(104)
Interest expense	(16,168)	(16,550)
Loss on extinguishment of debt and financing commitments	(63)	(270)
Gain on sale of real property	3,626	—
Discontinued operations, net of taxes	29,857	(4,113)
Net income attributable to noncontrolling interests	(4,550)	499

Net income (loss) attributable to common stockholders	$27,438	$(5,367)

The following table reflects our total assets by business segment as of March 31, 2014 and December 31, 2013 (amounts in thousands):

	As of
	March 31, 2014	December 31, 2013
Segment assets:
Net investments in real property
Office	$1,057,115	$1,092,350
Industrial	227,221	229,787
Retail	595,298	602,505
Debt related investments, net	94,180	123,935

Total segment assets, net	1,973,814	2,048,577
Non-segment assets:
Cash and cash equivalents	81,292	24,778
Other non-segment assets (1)	103,065	85,878
Assets held for sale	3,301	146,176

Total assets	$2,161,472	$2,305,409

(1)	Other non-segment assets primarily consist of corporate assets including restricted cash and receivables, including straight-line rent receivable.

11. SUBSEQUENT EVENTS

We have evaluated subsequent events for the period from March 31, 2014, the date of these financial statements, through the date these financial statements are issued.

Advisor RSU agreement

On April 7, 2014 (the “Effective Date”), we entered into a Restricted Stock Unit Agreement (the “Agreement”) with our Advisor. Pursuant to the terms of the Agreement, we have granted our Advisor 493,575 restricted stock units (“RSUs”), in return for offsets of future advisory fees and expenses. Each RSU will, upon vesting, entitle the Advisor to one Class I share of our common stock. The Advisor is expected to redistribute a significant portion of the RSUs and/or shares to senior level employees of the Advisor and its affiliates that provide services to us, although the terms of such redistributions (including the timing, amount and recipients) remain solely in the discretion of the Advisor. The purpose of the Agreement is intended to further promote an alignment of interests among our stockholders, the Advisor and the personnel of our Advisor and its affiliates, and is intended to promote retention of the personnel of our Advisor and its affiliates.

Departure of executive officer

Austin W. Lehr, who served as our Chief Operating Officer since 2010, resigned to pursue other opportunities effective April 30, 2014. Mr. Lehr’s primary duties will be assumed by the Company’s President, J. Michael Lynch.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements may relate to, without limitation, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), other development trends of the real estate industry, business strategies, and the growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors that may cause our results to vary are general economic and business (particularly real estate and capital market) conditions being less favorable than expected, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, availability and creditworthiness of prospective tenants, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, tenants’ ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental, regulatory and/or safety requirements, tenant bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control. For a further discussion of these factors and other risk factors that could lead to actual results materially different from those described in the forward-looking statements, see “Risk Factors” under Item 1A of Part 1 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 10, 2014, available at www.sec.gov, and Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

We believe we have operated in such a manner to qualify as a real estate investment trust (“REIT”) for federal income tax purposes, and we utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through our operating partnership, Dividend Capital Total Realty Operating Partnership, L.P. (our “Operating Partnership”). Furthermore, our Operating Partnership wholly owns a taxable REIT subsidiary, DCTRT Leasing Corp. (the “TRS”), through which we execute certain business transactions that might otherwise have an adverse impact on our status as a REIT if such business transactions were to occur directly or indirectly through our Operating Partnership. We are an externally managed REIT and have no employees. Our day-to-day activities are managed by Dividend Capital Total Advisors LLC (our “Advisor”), a related party, under the terms and conditions of an advisory agreement (as amended from time to time, the “Advisory Agreement”).

The primary sources of our revenue and earnings include rent received under long-term operating leases of our properties, including reimbursements from customers for certain operating costs, and interest payments received from our debt related investments. Our primary expenses include rental expenses, depreciation and amortization expenses, general and administrative expenses, asset management and advisory fees, and interest expenses.

As of March 31, 2014, we had total investments with an estimated fair value of approximately $2.4 billion (calculated in accordance with our valuation procedures), comprised of:

(1)	68 operating properties located in 24 geographic markets in the United States, aggregating approximately 11.7 million net rentable square feet. As of March 31, 2014, our real property portfolio was approximately 92.2% leased. Our real property portfolio consists of:

•	25 office properties located in 15 geographic markets, aggregating approximately 5.0 million net rentable square feet, with an aggregate fair value amount of approximately $1.4 billion;

•	30 retail properties located in seven geographic markets, aggregating approximately 3.0 million net rentable square feet, with an aggregate fair value amount of approximately $715.2 million; and

•	13 industrial properties located in nine geographic markets, aggregating approximately 3.7 million net rentable square feet, with an aggregate fair value amount of approximately $261.9 million.

(2)	Approximately $94.2 million in net debt related investments, including (i) investments in mortgage notes of approximately $77.6 million and (ii) investments in mezzanine loans of $16.6 million.

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

•	Cash on hand — As of March 31, 2014, we had approximately $81.3 million of cash and cash equivalents.

•	Cash available under our line of credit — As of March 31, 2014, the unused portion of our revolving credit facility was approximately $350.0 million, of which approximately $169.6 million was available.

•	Cash generated from operations — During the three months ended March 31, 2014, we generated approximately $17.0 million from operations of our real properties and income from debt related investments.

•	Proceeds from public offerings of equity securities — We currently maintain a public offering which consists of the offer and sale of up to $3,000,000,000 of our shares of common stock, of which $2,250,000,000 of shares are expected to be offered to the public in a primary offering and $750,000,000 of shares are expected to be offered to our stockholders pursuant to an amended and restated distribution reinvestment plan (subject to our right to reallocate such amounts) (the “Offering”). During the three months ended March 31, 2014, we raised approximately $4.2 million in proceeds from the sale of Class A, W, and I shares in the Offering, including approximately $135,000 under the distribution reinvestment plan. Additionally, during the three months ended March 31, 2014, we received approximately $5.2 million in proceeds from the distribution reinvestment plan offering of our unclassified shares of common stock, which we refer to as “Class E” shares (the “Class E DRIP Offering”).

•	Proceeds from sales and repayments of existing investments — During the three months ended March 31, 2014, we sold 14 operating properties for approximately $201.3 million. After buyer credits, closing costs, the repayment of the related mortgage notes, and the reclassification of certain proceeds to restricted cash, we received net proceeds of $90.4 million. In addition, during that period three of our debt related investments with aggregate principal balances of $29.7 million were repaid to us in full.

We believe that our existing cash balance, the borrowing capacity available to us under the revolving credit facility component of our senior unsecured term loan and revolving line of credit, cash generated from operations, proceeds from our public offerings and our ability to sell investments remains adequate to meet our expected capital obligations for the next twelve months. Maintaining a strong balance sheet remains critical in the current market to position us well to preserve the value of our portfolio and to take advantage of investment opportunities.

Net Asset Value Calculation

Our board of directors, including a majority of our independent directors, has adopted valuation procedures that contain a comprehensive set of methodologies to be used in connection with the calculation of our net asset value (“NAV”) on a daily basis. Altus Group U.S., Inc, an independent valuation firm (the “Independent Valuation Firm”) manages the fundamental element of the valuation process—the valuation of our real property portfolio. Our board of directors, including a majority of our independent directors, approved the Independent Valuation Firm.

The following table sets forth the components of NAV for the Company as of March 31, 2014 and December 31, 2013 (amounts in thousands except per share information). As used below, “Fund Interests” means our Class E shares, Class A shares, Class W shares, and Class I shares, along with the Class E OP Units held by third parties, and “Aggregate Fund NAV” means the NAV of all of the Fund Interests.

	As of March 31, 2014	As of December 31, 2013
Office Properties	$1,355,230	$1,378,080
Industrial Properties	261,900	430,770
Retail Properties	715,225	716,525

Real properties	2,332,355	2,525,375
Debt related investments	94,180	123,935
Cash and other assets, net of other liabilities	77,452	3,904
Debt obligations	(1,182,210)	(1,325,286)
Outside investor’s interests	(10,512)	(16,004)

Aggregate Fund NAV	$1,311,265	$1,311,924
Total Fund Interests outstanding	188,318	189,280
NAV per Fund Interest	$6.96	$6.93

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

The March 31, 2014 valuation for our real properties was provided by the Independent Valuation Firm in accordance with our valuation procedures and determined starting with the appraised value. The aggregate real property valuation of $2.33 billion compares to a GAAP basis of real properties (before accumulated amortization and depreciation and the impact of intangible lease liabilities) of $2.25 billion, representing an increase of approximately $85.8 million or 3.8%. Certain key assumptions that were used by our Independent Valuation Firm in the discounted cash flow analysis are set forth in the following table based on weighted averages by property type.

	Office	Industrial	Retail	Weighted Average Basis
Exit capitalization rate	7.03%	7.21%	6.76%	6.98%
Discount rate / internal rate of return (“IRR”)	7.72%	7.87%	7.25%	7.61%
Annual market rent growth rate	3.24%	3.21%	3.02%	3.17%
Average holding period	10.5	10.4	10.5	10.5

A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, an increase in the weighted-average annual discount rate/IRR and the exit capitalization rate of 0.25% would reduce the value of our real properties by approximately 1.87% and 1.95%, respectively.

The following table sets forth the quarterly changes to the components of NAV for the company and the reconciliation of NAV changes for each class of shares (amounts in thousands, except per share and footnoted information):

	Total	Class E Common Stock	Class A Common Stock	Class W Common Stock	Class I Common Stock	Class E OP Units
NAV as of December 31, 2013	$1,311,924	$1,186,996	$1,502	$1,447	$29,992	$91,987
Fund level changes to NAV
Realized/unrealized gains (losses) on net assets	2,821	2,553	5	4	64	195
Income accrual	23,612	21,361	45	36	539	1,631
Net dividend accrual	(16,607)	(15,040)	(25)	(22)	(372)	(1,148)
Advisory fee	(3,743)	(3,387)	(7)	(6)	(85)	(258)
Performance based fee	(19)	(18)	*	*	*	(1)
Class specific changes to NAV
Dealer Manager fee	(14)	—	(4)	(3)	(7)	—
Distribution fee	(3)	—	(3)	—	—	—

NAV as of March 31, 2014 before share sale/redemption activity	$1,317,971	$1,192,465	$1,513	$1,456	$30,131	$92,406
Share sale/redemption activity
Shares sold	9,249	5,103	2,413	1,380	353	—
Shares redeemed	(15,955)	(12,843)	—	—	(230)	(2,882)

NAV as of March 31, 2014	$1,311,265	$1,184,725	$3,926	$2,836	$30,254	$89,524

Shares outstanding as of December 31, 2013	189,280	171,255	216	209	4,327	13,273
Shares sold	1,332	735	348	198	51	—
Shares redeemed	(2,294)	(1,845)	—	—	(33)	(416)

Shares outstanding as of March 31, 2014	188,318	170,145	564	407	4,345	12,857
NAV per share as of December 31, 2013		$6.93	$6.93	$6.93	$6.93	$6.93
Change in NAV per share		0.03	0.03	0.03	0.03	0.03

NAV per share as of March 31, 2014		$6.96	$6.96	$6.96	$6.96	$6.96

*	Immaterial amounts less than $500 are included in this figure.

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

The following unaudited table presents a reconciliation of FFO to net income (loss) for the three months ended March 31, 2014 and 2013 (amounts in thousands, except per share information):

	For the Three Months Ended March 31,
	2014	2013
Reconciliation of net earnings to FFO:
Net income (loss) attributable to common stockholders	$27,438	$(5,367)
Add (deduct) NAREIT-defined adjustments:
Depreciation and amortization expense(1)	22,350	30,523
Gain on disposition of real property(1)	(33,155)	(1,213)
Noncontrolling interests’ share of net income (loss)	4,550	(499)
Noncontrolling interests’ share of FFO	(1,561)	(2,001)

FFO attributable to common shares-basic	19,622	21,443
FFO attributable to dilutive OP units	1,456	1,695

FFO attributable to common shares-diluted	$21,078	$23,138

FFO per share-basic and diluted	$0.11	$0.12

Weighted average number of shares outstanding
Basic	176,873	178,792

Diluted	189,993	192,927

(1)	Includes amounts attributable to discontinued operations.

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

Our Company-Defined FFO is derived by adjusting FFO for the following items: acquisition-related expenses and gains and losses associated with extinguishment of debt and financing commitments. Historically, Management has also adjusted FFO for certain other adjustments that did not occur in any of the periods presented, and are further described in Item 7 of Part 1 of our Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—How We Measure Our Performance.” Management’s evaluation of our future operating performance excludes the items set forth above based on the following economic considerations:

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

The following unaudited table presents a reconciliation of Company-Defined FFO to FFO for the three months ended March 31, 2014 and 2013 (amounts in thousands, except per share information):

	For the Three Months Ended
	March 31,
	2014	2013
Reconciliation of FFO to Company-Defined FFO:
FFO attributable to common shares-basic	$19,622	$21,443
Add (deduct) our adjustments:
Loss on extinguishment of debt and financing commitments	63	270
Noncontrolling interests’ share of NAREIT-defined FFO	1,561	2,001
Noncontrolling interests’ share of Company-Defined FFO	(1,565)	(2,020)

Company-Defined FFO attributable to common shares-basic	19,681	21,694
Company-Defined FFO attributable to dilutive OP units	1,460	1,715

Company-Defined FFO attributable to common shares-diluted	$21,141	$23,409

Company-Defined FFO per share-basic and diluted	$0.11	$0.12

Weighted average number of shares outstanding
Basic	176,873	178,792

Diluted	189,993	192,927

(1)	Includes amounts attributable to discontinued operations.

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

Our Operating Results

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

The following unaudited table illustrates the changes in rental revenue, rental expenses and net operating income for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. Our same store portfolio includes 67 properties acquired prior to January 1, 2013 and owned through March 31, 2014, comprising approximately 11.4 million square feet. A discussion of these changes follows the table (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2014	2013	$ Change	% Change
Revenue
Base rental revenue-same store (1)	$43,249	$42,376	$873	2%
Other rental revenue-same store	8,549	7,634	915	12%

Total rental revenue-same store	51,798	50,010	1,788	4%
Rental revenue-2013/2014 acquisitions/dispositions	3,262	626	2,636	421%

Total rental revenue	55,060	50,636	4,424	9%
Debt related income	2,013	2,735	(722)	-26%

Total revenue	$57,073	$53,371	$3,702	7%

Rental Expenses
Same store	$11,967	$10,680	$1,287	12%
2013/2014 acquisitions/dispositions	1,380	216	1,164	539%

Total rental expenses	$13,347	$10,896	$2,451	22%

Net Operating Income (2)
Real property-same store	$39,831	$39,330	$501	1%
Real property-2013/2014 acquisitions/dispositions	1,882	410	1,472	359%
Debt related income	2,013	2,735	(722)	-26%

Total net operating income	$43,726	$42,475	$1,251	3%

(1)	Base rental revenue represents contractual base rental revenue earned by us from our tenants and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above-market intangible lease assets or the amortization of below-market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as expense recovery revenue are included in the line item, referred to as “other rental revenue.”
(2)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “—How We Measure Our Performance—Net Operating Income” above. See also Note 10 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Rental Revenue

Total rental revenue increased by approximately $4.4 million, or 9%, for the three months ended March 31, 2014, compared to the same period in 2013, primarily due to our acquisition of an additional office property in the fourth quarter of 2013. Our operating portfolio was approximately 92.2% leased as of March 31, 2014, compared to approximately 93.8% as of March 31, 2013.

Same store base rental revenue increased approximately $873,000 for the three months ended March 31, 2014, compared to the same period in 2013. The increase comprised (i) a $1.7 million increase in our same store office portfolio, resulting primarily from a 215 basis point increase in average percentage leased square feet year-over-year and the expiration of rental concessions, and (ii) a $277,000 increase in our same store retail portfolio, partially offset by a $1.1 million decrease in our same store industrial portfolio due largely to a 10.6% decline in average percentage leased square feet (from 100% to 89.4%). At the total same store portfolio level, the increase is due to a $0.75 year-over-year increase in our average base rent per leased square foot (from $15.73 to $16.48), partially offset by a 241 basis point year-over-year decrease in our average percentage leased square feet (from 94.7% to 92.2%).

Same store other rental revenue increased approximately $915,000, or 12%, for the three months ended March 31, 2014 compared to the same period in 2013. The increase is primarily due to the severe winter weather in our northeastern markets in the first three months of 2014 that caused our recoverable income related to snow removal and maintenance costs to increase compared to 2013.

Debt Related Income

Debt related income decreased for the three months ended March 31, 2014, compared to the same period in 2013. The decrease is primarily attributable to the repayments of debt related investments of approximately $91.3 million during 2013 and 2014, partially offset by the investment of approximately $13.0 million in debt related investments in the same period.

Rental Expenses

Total rental expenses increased by approximately $2.5 million, or 22%, for the three months ended March 31, 2014, compared to the same period in 2013, due to an increase in recoverable expenses primarily due to the severe winter weather in our northeastern markets during 2014 that caused our snow removal and maintenance costs to increase compared to 2013.

Other Operating Expenses

General and administrative expenses: General and administrative expenses increased for the three months ended March 31, 2014, compared to the same period in 2013, primarily due to increased personnel costs due to additional headcount in the current period and an increase in costs related to current year business development activity.

Other Income (Expenses)

Interest expense: Interest expense decreased for the three months ended March 31, 2014, compared to the same period in 2013, due to lower overall borrowings, particularly lower mortgage notes and other secured borrowings, resulting from our repayment of debt upon the disposition of real properties and the repayment of debt investments. The following table further describes our interest expense by debt obligation, and includes amortization of deferred financing costs, amortization related to our derivatives, and amortization of discounts and premiums (amounts in thousands):

	For the Three Months Ended March 31,
Debt Obligation	2014	2013
Mortgage notes (1)	$13,687	$18,682
Unsecured borrowings	2,118	1,951
Other secured borrowings	362	1,223
Financing obligations	298	295

Total interest expense	$16,465	$22,151

(1)	Includes interest expense attributable to discontinued operations of $296,000 and $5.6 million for the three months ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

Liquidity Outlook

We believe our existing cash balance, our available credit under our line of credit, cash from operations, additional proceeds from our Public Offerings, proceeds from the sale of existing investments, and prospective debt or equity issuances will be sufficient to meet our liquidity and capital needs for the foreseeable future, including the next 12 months. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, distribution payments, debt service payments, including debt maturities of approximately $85.1 million, of which we repaid $38.7 million subsequent to March 31, 2014, and of which $37.8 million are subject to certain extension options, share redemption payments, acquisitions of real property and debt related investments.

In order to maintain a reasonable level of liquidity for redemptions of Class A, Class W and Class I shares pursuant to our Class A, W and I Share Redemption Program, we intend to generally maintain under normal circumstances the following aggregate allocation to liquid assets: (1) 10% of the aggregate NAV of our outstanding Class A, Class W and Class I shares up to $1 billion of collective Class A, Class W and Class I share NAV, and (2) 5% of the aggregate NAV of our outstanding Class A, Class W and Class

I shares in excess of $1 billion of collective Class A, Class W and Class I share NAV. However, our board of directors has the right to modify, suspend or terminate our Class A, W and I Share Redemption Program if it deems such action to be in the best interest of our stockholders. As of March 31, 2014, the aggregate NAV of our outstanding Class A, Class W and Class I shares was approximately $37.0 million.

We calculate our leverage for reporting purposes as our total borrowings, calculated on a GAAP basis, divided by the fair value of our real property and debt related investments. Based on this methodology, as of March 31, 2014, our leverage was 49%. There are other methods of calculating our overall leverage ratio that may differ from this methodology, such as the methodology used in determining our compliance with corporate borrowing covenants.

As of March 31, 2014, we had approximately $81.3 million of cash compared to $24.8 million as of December 31, 2013. The following discussion summarizes the sources and uses of our cash during the three months ended March 31, 2014.

Operating Activities

Net cash provided by operating activities was approximately $17.0 million for the three months ended March 31, 2014, compared to $17.5 million for the same period in 2013. Net cash from operating activities remained consistent with the same period in 2013 largely due to (i) a decrease in the net operating income of our real properties, primarily due to disposition activity, and (ii) a decrease in our debt related investment income, being mostly offset by (i) a decrease in cash paid for interest on borrowings, and (ii) changes related to our operating assets and liabilities due to the timing of payments made and received.

Lease Expirations

Our primary source of funding for our property-level operating expenses and debt service payments is rent collected pursuant to our tenant leases. Our properties are generally leased to tenants for terms ranging from three to ten years. As of March 31, 2014, the weighted average remaining term of our leases was approximately 7.3 years, based on contractual remaining base rent, and 5.3 years, based on square footage. The following is a schedule of expiring leases for our consolidated operating properties by annualized base rent and square footage as of March 31, 2014 and assuming no exercise of lease renewal options (dollar amounts and square footage in thousands):

	Lease Expirations
Year	Number of Leases Expiring	Annualized Base Rent (1)%		Square Feet	%
2014(2)	88	$7,529	4.1%	1,244	11.6%
2015	89	13,402	7.2%	871	8.1%
2016	60	21,499	11.6%	991	9.2%
2017	51	44,224	23.9%	1,842	17.2%
2018	66	8,116	4.4%	355	3.3%
2019	68	26,966	14.6%	1,423	13.3%
2020	34	10,649	5.8%	506	4.7%
2021	20	13,956	7.5%	1,019	9.5%
2022	15	8,491	4.6%	497	4.6%
2023	19	17,246	9.3%	832	7.7%
Thereafter	24	13,004	7.0%	1,157	10.8%

Total	534	$185,082	100.0%	10,737	100.0%

(1)	Annualized base rent represents the annualized monthly base rent of leases executed as of March 31, 2014.
(2)	Represents the number of leases expiring and annualized base rent for the remainder of 2014. Includes leases that are on a month-to-month basis at annualized amounts.

During the three months ended March 31, 2014, we signed new leases for approximately 98,000 square feet and renewal leases for approximately 526,000 square feet. Tenant improvements and leasing commissions related to these leases were approximately $1.8 million and $1.6 million, respectively, or $2.91 and $2.54 per square foot, respectively.

Investing Activities

Net cash provided by investing activities was approximately $105.7 million for the three months ended March 31, 2014, compared to approximately $15.0 million used in investing activities for the same period in 2013. The increase is primarily due to (i) the disposition of 14 operating properties during the three months ended March 31, 2014, (ii) the payoff of three debt related investments during the three months ended March 31, 2014, and (iii) a lack of investment in debt related investments during the three months ended March 31, 2014, compared to investment of $3.7 million during the three months ended March 31, 2013. During the three months ended March 31, 2014 and 2013, we incurred approximately $4.3 million and $5.4 million in capital expenditures related to our real property portfolio, respectively.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2014 was approximately $66.2 million and primarily comprised (i) the repayment of line of credit and mortgage note borrowings, (ii) redemptions of common shares and noncontrolling interests, and (iii) distributions to common stockholders and noncontrolling interests, partially offset by proceeds from the sale of common stock. Net cash used in financing activities during the same period in 2013 was approximately $32.5 million, primarily comprising (i) the repayment of mortgage notes and other secured borrowings, (ii) the redemption of common shares and noncontrolling interests, and (iii) distributions to common stockholders and noncontrolling interest holders, partially offset by proceeds from line of credit borrowings.

During the three months ended March 31, 2014, we raised approximately $4.2 million in proceeds from the sale of Class A, W, and I shares, including approximately $135,000 under the distribution reinvestment plan. We have offered and will continue to offer Class E shares of common stock through the Class E DRIP Offering. The amount raised under the Class E DRIP Offering decreased by approximately $267,000 to approximately $5.2 million for the three months ended March 31, 2014, from approximately $5.5 million for the same period in 2013.

Debt Maturities

Six of our mortgage notes with an aggregate outstanding balance as of March 31, 2014 of approximately $134.0 million, and our repurchase facility with an outstanding balance as of March 31, 2014 of $37.8 million, have initial maturities before January 1, 2016. Of these borrowings, the repurchase facility has an extension option beyond December 31, 2015. This extension option is subject to certain lender covenants and restrictions that we must meet to extend the maturity date. We currently believe that we will qualify for and expect to exercise our extension option. However, we cannot guarantee that we will meet the requirements to extend the repurchase facility upon initial maturity. In the event that we do not qualify to extend the repurchase facility, we expect to repay it with proceeds from new borrowings. Additionally, one of the mortgage notes with an outstanding balance as of March 31, 2014 of $38.7 million was repaid subsequent to March 31, 2014 using cash.

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

The following table sets forth relationships between the amount of distributions declared for such period and the amount reported as cash flow from operations in accordance with GAAP for the three months ended March 31, 2014 and 2013 (dollar amounts in thousands):

	For the Three Months Ended
Distributions:	March 31, 2014	% of Total Distributions	March 31, 2013	% of Total Distributions
Common stock distributions paid in cash	$10,286	61.9%	$10,252	59.9%
Other cash distributions (1)	1,158	7.0%	1,476	8.6%

Total cash distributions	$11,444	68.9%	$11,728	68.5%
Common stock distributions reinvested in common shares	5,173	31.1%	5,389	31.5%

Total distributions	$16,617	100.0%	$17,117	100.0%

Sources of distributions:
Cash flow from operations (2)	$16,617	100.0%	$17,117	100.0%
Borrowings (3)	—	0.0%	—	0.0%
Financial performance metric:
NAREIT-defined FFO (4)	21,078	126.9%	23,138	135.2%

(1)	Other cash distributions include distributions declared for OP Units for the respective period, and regular distributions made during the period to our joint venture partners that are noncontrolling interest holders, which exclude distributions of disposition proceeds related to properties sold by the joint ventures.
(2)	Commencing on January 1, 2009, expenses associated with the acquisition of real property, including acquisition fees paid to our Advisor and gains or losses related to the change in fair value of contingent consideration related to the acquisition of real property, are recorded to earnings and as a deduction to our cash from operations. We did not incur any acquisition expenses during the three months ended March 31, 2014 and 2013.
(3)	Our long-term strategy is to fund the payment of quarterly distributions to investors entirely from our operations. There can be no assurance that we will achieve this strategy. In periods where cash flows from operations are not sufficient to fund distributions, we fund any shortfall with proceeds from borrowings.
(4)	NAREIT-defined FFO is an operating metric and should not be used as a liquidity measure. However, management believes the relationship between NAREIT-defined FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. The definition of NAREIT-defined FFO, a reconciliation to GAAP net income, and a discussion of NAREIT-defined FFO’s inherent limitations are provided in “How We Measure Our Performance” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations” included in this Quarterly Report on Form 10-Q.”

Redemptions

The following table sets forth relationships between the amount of redemption requests received by us pursuant to our Class E Share Redemption Program, the resulting pro-rata redemption caps, and actual amounts of Class E shares redeemed under the redemption program for each of the last four quarterly periods (share amounts in thousands):

For the Quarter Ended:	Number of Class E Shares Requested for Redemption	Number of Class E Shares Redeemed	Percentage of Class E Shares Requested for Redemption Redeemed	Percentage of Class E Shares Requested for Redemption Redeemed Pro Rata (1)	Average Price Paid per Share
June 30, 2013	15,824	4,145	26.2%	22.6%	$6.83
September 30, 2013	13,968	2,111	15.1%	11.4%	6.87
December 31, 2013	15,368	2,004	13.0%	9.6%	6.93
March 31, 2014	17,974	1,845	10.3%	6.7%	6.96

Average	15,784	2,526	16.0%	12.4%	$6.88

(1)	Represents redemptions of shares from investors that did not qualify for death or disability.

Additionally, during the first quarter of 2014, we satisfied 100% of redemption requests received pursuant to our Class A, W and I Share Redemption Program; we redeemed 33,149 Class I shares for an average price of approximately $6.83 per share pursuant to our Class A, W and I Share Redemption Program. See “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q for more information regarding redemptions of shares during the three months ended March 31, 2014.

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

As of March 31, 2014, the outstanding principal balance of variable rate debt investments indexed to LIBOR rates was $25.0 million. If the LIBOR rates relevant to our variable rate debt investments were to decrease 10%, we estimate that our quarterly interest income would decrease by approximately $1,000 based on the LIBOR rates and our outstanding floating-rate debt investments as of March 31, 2014.

As of March 31, 2014, the fair value of our fixed rate debt was $915.6 million and the carrying value of our fixed rate debt was $872.4 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of March 31, 2014. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of March 31, 2014, we had approximately $78.5 million of unhedged variable rate borrowings outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our remaining variable rate borrowings were to increase 10%, we estimate that our quarterly interest expense would increase by approximately $3,000 based on our outstanding floating-rate debt as of March 31, 2014.

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

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Please see the risk factors discussed in Item 1A of Part I of our Annual Report on Form 10-K filed with the Commission on March 10, 2014. The following risk factors supplement these previously disclosed risks or update, supersede and replace, as appropriate, risk factors under the same heading in our Annual Report on Form 10-K.

New acquisitions may be valued for purposes of our NAV at less what we pay for them, which would dilute our NAV.

Pursuant to our valuation procedures, the acquisition price of newly acquired properties will serve as our appraised value for the year of acquisition, and thereafter will be part of the rotating appraisal cycle such that they are appraised at least every calendar year. This is true whether the acquisition is funded with cash, equity or a combination thereof. However, the Independent Valuation Firm always has the ability to adjust property valuations for purposes of our NAV from the most recent appraised value. Similarly, if the Independent Valuation Firm believes that the purchase price for a recent acquisition does not reflect the current value of the property, the Independent Valuation Firm has the ability to adjust the valuation for purposes of our NAV downwards immediately after acquisition. Even if the Independent Valuation Firm does not adjust the valuation downwards immediately following the acquisition, when we obtain an appraisal on the property, it may not appraise at a value equal to the purchase price. Accordingly, the value of a new acquisition as established under our NAV procedures could be less than what we pay for it, which could negatively affect our NAV. Large portfolio acquisitions, in particular, may require a “portfolio premium” to be paid by us in order to be a competitive bidder, and this “portfolio premium” may not be taken into consideration in calculating our NAV. In addition, acquisition expenses we incur in connection with new acquisitions will negatively impact our NAV. We may make acquisitions (with cash or equity) of any size without stockholder approval, and such acquisitions may be dilutive to our NAV.

We may compete with other entities or programs sponsored or advised by affiliates of our Sponsor, including IIT and IPT, for opportunities to acquire or sell investments, which may have an adverse impact on our operations.

We may compete with other entities or programs sponsored or advised by affiliates of our Sponsor, including Industrial Income Trust Inc. (“IIT”) and Industrial Property Trust Inc. (“IPT”), for opportunities to acquire, finance or sell certain types of real properties. We may also buy, finance or sell real properties at the same time that other entities or programs sponsored or advised by affiliates of Dividend Capital Total Advisors Group LLC (our “Sponsor”), including IIT and IPT, are buying, financing or selling properties. In this regard, there is a risk that our Advisor will advise us to purchase a real property that provides lower returns to us than a real property purchased by an entity or program sponsored or advised by an affiliate of our Sponsor, including IIT and IPT. Certain programs sponsored or advised by affiliates of our Sponsor own and/or manage real properties in geographic areas in which we expect to own real properties. Therefore, our real properties may compete for tenants with other real properties owned and/or managed by other programs sponsored or advised by affiliates of our Sponsor, including IIT and IPT. Our Advisor may face conflicts of interest when evaluating tenant leasing opportunities for our real properties and other real properties owned and/or managed by programs sponsored or advised by affiliates of our Sponsor, including IIT and IPT, and these conflicts of interest may have an adverse impact on our ability to attract and retain tenants.

Programs sponsored or advised by affiliates of our Sponsor may be given priority over us with respect to the acquisition of certain types of investments. As a result of our potential competition with these programs, certain investment opportunities that would otherwise be available to us may not in fact be available. For example, we have priority over IIT and IPT for all non-industrial real estate or debt investment opportunities until such time as we are no longer engaged in a public offering and all of the proceeds from our public offerings have been fully invested. Further, in recognition of the fact that we also desire to acquire industrial properties and have a separate day-to-day acquisition team, the Sponsor and the Advisor have agreed, subject to changes approved or required by our conflicts resolution committee, that (1) if an industrial property opportunity is a widely-marketed, brokered transaction, we, on the one hand, and IIT and/or IPT, on the other hand, may simultaneously and independently pursue such transaction, and (2) if an industrial property is not a widely-marketed, brokered transaction, then, as between us, on the one hand, and IIT and/or IPT, on the other hand, the management team and employees of each company generally are free to pursue any industrial opportunity at any time, subject to certain allocations if non-widely-marketed transactions are first sourced by certain shared employees, managers or directors. One of our independent directors, Mr. Charles Duke, is also an independent director for IIT and IPT. If there are any transactions or policies affecting us and IIT or IPT, Mr. Duke will recuse himself from making any such decisions for as long as he holds both positions.

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

We may assume unknown liabilities in connection with acquisitions which could result in unexpected liabilities and expenses.

In connection with an acquisition, we may receive certain assets or interests in certain assets subject to existing liabilities, some of which may be unknown to us at the time of the acquisition. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants, vendors or other persons dealing with the entities prior to this offering (including those that had not been asserted or threatened prior to this offering), tax liabilities, and accrued but unpaid liabilities incurred in the ordinary course of business. If we acquire an entity, that entity may be subject to liabilities that become our responsibility upon acquisition of the entity. Our recourse with respect to such liabilities may be limited. Depending upon the amount or nature of such liabilities, our business, financial condition and results of operations, our ability to make distributions to our stockholders and the NAV of our shares may be adversely affected.

Tax protection agreements could limit our ability to sell or otherwise dispose of property contributed to the Operating Partnership.

In connection with contributions of property to the Operating Partnership, our Operating Partnership may enter into a tax protection agreement with the contributor of such property that provides that if we dispose of any interest in the contributed property in a taxable transaction within a certain time period, subject to certain exceptions, we may be required to indemnify the contributor for its tax liabilities attributable to the built-in gain that exists with respect to such property interests, and the tax liabilities incurred as a result of such tax protection payment. Therefore, although it may be in our stockholders’ best interests that we sell the contributed property, it may be economically prohibitive for us to do so because of these obligations.

Tax protection agreements may require our Operating Partnership to maintain certain debt levels that otherwise would not be required to operate our business.

Under a tax protection agreement, our Operating Partnership may provide the contributor of property the opportunity to guarantee debt or enter into a deficit restoration obligation. If we fail to make such opportunities available, we may be required to deliver to such contributor a cash payment intended to approximate the contributor’s tax liability resulting from our failure to make such opportunities available to that contributor and the tax liabilities incurred as a result of such tax protection payment. These obligations may require the Operating Partnership to maintain more or different indebtedness than we would otherwise require for our business.

We are not limited to making acquisitions with cash or borrowings.

We are not limited to making acquisitions with cash or borrowings. We may also make investments through either public or private offerings of equity securities from us or the Operating Partnership, and we intend to do so when attractive acquisition opportunities are available. We are not limited in the number or size of investments we may make with equity issuances, and we may effect a merger, business combination or another significant transaction through equity issuances. Such issuances may be comprised of existing classes of shares of our common stock or OP Units in the Operating Partnership, new classes of shares of our common stock or OP Units in the Operating Partnership with preferential terms compared to those of our existing investors (such as preferred stock, preferred OP Units, or contractual obligations to provide protection from adverse tax consequences), or tenancy-in-common interests. We and our Operating Partnership may, with the approval of a majority of our independent directors, agree to pay additional fees to our Advisor, the dealer manager and their affiliates in connection with any such transactions, which may negatively affect the NAV of your shares, our ability to pay distributions and your overall return.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Redemption Program and other redemptions

As of March 31, 2014, no material changes had occurred to our Class E Share Redemption Program (the “Class E SRP”) or our separate Class A, W and I Share Redemption Program (the “Class AWI SRP”) as discussed in Item 5 of our Annual Report on Form 10-K filed with the Commission on March 10, 2014.

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

In aggregate, for the three months ended March 31, 2014, we redeemed approximately 1.9 million shares of common stock pursuant to the Class E SRP and Class AWI SRP for approximately $13.1 million, as described further in the table below.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
January 1 - January 31, 2014	10,593	$6.82	10,593	—
February 1 - February 28, 2014	3,690	6.93	3,690	—
March 1 - March 31, 2014	1,863,390	6.96	1,863,390	—

Total	1,877,673	$6.96	1,877,673	—

(1)	Redemptions are limited under the Class E SRP and the Class AWI SRP as described above. We redeemed all Class A, W, and I shares that were requested to be redeemed during the three months ended March 31, 2014. As of March 31, 2014, we had capacity under the Class AWI SRP to redeem up to $2.5 million in Class A shares, $1.5 million in Class W shares, and $1.6 million in Class I shares. Pursuant to the Class AWI SRP, this capacity resets at the beginning of each quarter.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Pursuant to the terms of our distribution reinvestment plan (“DRP”), participants in the DRP must promptly notify us if at any time they fail to meet the current suitability requirements for making an investment in us.

The current suitability standards require that Class E stockholders participating in the DRP other than investors in Arizona, California, Ohio and Oregon have either:

•	a net worth (exclusive of home, home furnishings and automobiles) of $150,000 or more; or

•	a net worth (exclusive of home, home furnishings and automobiles) of at least $45,000 and had during the last tax year, or estimate that such investor will have during the current tax year, a minimum of $45,000 annual gross income.

The current suitability standards require that Class E stockholders participating in the DRP in Arizona, California, Ohio and Oregon must have either:

•	a net worth (exclusive of home, home furnishings and automobiles) of $250,000 or more; or

•	a net worth (exclusive of home, home furnishings and automobiles) of at least $70,000 and had during the last tax year, or estimate that such investor will have during the current tax year, a minimum of $70,000 annual gross income.

In addition, Class E stockholders participating in the DRP in Ohio and Oregon must have a net worth of at least 10 times their investment in us and any of our affiliates (namely, Industrial Income Trust Inc. and Industrial Property Trust Inc.).

The current suitability standards for Class A, Class W and Class I stockholders participating in the DRP are listed in the section entitled “Suitability Standards” in our current Class A, Class W and Class I public offering prospectus on file at www.sec.gov and on our website at www.dividendcapitaldiversified.com.

Stockholders can notify us of any changes to their ability to meet the suitability requirements or change their DRP election by contacting us at Dividend Capital Diversified Property Fund Inc., Investor Relations, 518 17th Street, Suite 1700, Denver, Colorado 80202, Telephone: (303) 228-2200.

ITEM 6.	EXHIBITS

3.1	Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed March 21, 2012

3.2	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.3	Articles Supplementary (Class A shares), incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.4	Articles Supplementary (Class W shares), incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.5	Articles Supplementary (Class I shares), incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.6	Certificate of Correction to Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 26, 2014

3.7	Fifth Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed March 26, 2014

4.1	Fourth Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed July 12, 2012

4.2	Class E Share Redemption Program, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed July 12, 2012

4.3	Amended and Restated Class A, W and I Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed September 26, 2013

4.4	Statement regarding transfer restrictions, preferences, limitations and rights of holders of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-11 (No. 333-175989), filed April 15, 2013

10.1	Restricted Stock Unit Agreement between the Company and Dividend Capital Total Advisors LLC, dated April 7, 2014, incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (File No. 333-175989), filed April 11, 2014

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Consent of Altus Group U.S., Inc.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.
Date: May 13, 2014	/s/ JEFFREY L. JOHNSON
Jeffrey L. Johnson
Chief Executive Officer

Date: May 13, 2014	/s/ M. KIRK SCOTT
M. Kirk Scott
Chief Financial Officer and Treasurer