Form 10-Q
period 2014-09-30
Dividend Capital Diversified Property Fund Inc.
filed 2014-11-12
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

As of November 5, 2014, 165,031,816 unclassified shares of common stock (referred to as “Class E” shares), 1,043,704 shares of Class A common stock, 1,079,623 shares of Class W common stock, and 12,982,077 shares of Class I common stock of Dividend Capital Diversified Property Fund Inc., each with a par value $0.01 per share, were outstanding.

Dividend Capital Diversified Property Fund Inc.

Form 10-Q

September  30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and footnoted information)

	As of
	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Investments in real property	$2,450,058	$2,376,864
Accumulated depreciation and amortization	(512,427)	(452,222)

Total net investments in real property(1)	1,937,631	1,924,642
Debt related investments, net	94,673	123,935

Total net investments	2,032,304	2,048,577
Cash and cash equivalents	27,814	24,778
Restricted cash	25,784	25,550
Other assets, net	62,271	60,328
Assets held for sale(2)	—	146,176

Total Assets	$2,148,173	$2,305,409

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes and other secured borrowings(3)	$871,230	$943,045
Unsecured borrowings	317,500	300,000
Intangible lease liabilities, net	78,545	74,413
Other liabilities	101,657	96,272
Liabilities associated with assets held for sale(4)	—	86,668

Total Liabilities	1,368,932	1,500,398
Equity:
Stockholders’ equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 178,728,868 and 176,006,755 shares issued and outstanding, as of September 30, 2014 and December 31, 2013, respectively(5)	1,787	1,760
Additional paid-in capital	1,589,520	1,582,886
Distributions in excess of earnings	(883,418)	(860,747)
Accumulated other comprehensive loss	(9,515)	(10,794)

Total stockholders’ equity	698,374	713,105
Noncontrolling interests	80,867	91,906

Total Equity	779,241	805,011

Total Liabilities and Equity	$2,148,173	$2,305,409

(1)	Includes approximately $81.3 million and $82.4 million, after accumulated depreciation and amortization, in consolidated real property variable interest entity investments as of September 30, 2014 and December 31, 2013, respectively.
(2)	Includes approximately $0 and $143.0 million, after accumulated depreciation and amortization, in consolidated real property variable interest entity investments as of September 30, 2014 and December 31, 2013, respectively.
(3)	Includes approximately $59.7 million and $60.7 million in consolidated mortgage notes in variable interest entity investments as of September 30, 2014 and December 31, 2013, respectively.
(4)	Includes approximately $0 and $80.4 million in consolidated mortgage notes in variable interest entity investments as of September 30, 2014 and December 31, 2013, respectively.
(5)	Includes 164,359,165 shares of Class E common stock, 986,494 shares of Class A common stock, 766,608 shares of Class W common stock, and 12,616,601 shares of Class I common stock issued and outstanding as of September 30, 2014, and 171,254,036 shares of Class E common stock, 216,745 shares of Class A common stock, 208,889 shares of Class W common stock, and 4,327,085 shares of Class I common stock issued and outstanding as of December 31, 2013.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share and footnoted information)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUE:
Rental revenue	$56,793	$52,113	$166,933	$153,948
Debt related income	1,798	2,309	5,571	7,659

Total Revenue	58,591	54,422	172,504	161,607
EXPENSES:
Rental expense	12,804	10,845	37,947	31,690
Real estate depreciation and amortization expense	21,918	21,311	66,481	63,901
General and administrative expenses(1)	2,739	2,212	8,683	7,087
Advisory fees, related party	4,083	3,813	11,678	11,221
Acquisition-related expenses	214	—	466	—
Impairment of real estate property	9,500	—	9,500	—

Total Operating Expenses	51,258	38,181	134,755	113,899
Other Income (Expenses):
Interest and other income (expense)	424	(424)	688	(287)
Interest expense	(15,276)	(15,885)	(46,549)	(48,848)
Loss on extinguishment of debt and financing commitments	—	(4)	(63)	(699)
Gain on sale of real property(2)	—	—	6,462	—

Loss from continuing operations	(7,519)	(72)	(1,713)	(2,126)
Discontinued operations(3)	5	45,403	30,005	60,052

Net (Loss) Income	(7,514)	45,331	28,292	57,926

Net loss (income) attributable to noncontrolling interests	475	(3,257)	(4,405)	(4,087)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,039)	$42,074	$23,887	$53,839

Net loss (income) per basic and diluted common share:
Continuing operations	$(0.04)	$0.00	$(0.01)	$(0.01)
Discontinued operations	$0.00	$0.24	$0.14	$0.32

NET (LOSS) INCOME PER BASIC AND DILUTED COMMON SHARE	$(0.04)	$0.24	$0.13	$0.31

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	178,729	178,201	177,717	178,415

Diluted	191,422	191,783	190,605	192,263

Distributions declared per common share	$0.0872	$0.0875	$0.2620	$0.2625

(1)	Includes approximately $1.6 million and $1.1 million, paid to our Advisor and its affiliates for reimbursable expenses during the three months ended September 30, 2014 and 2013, respectively, and approximately $4.7 million and $3.2 million paid to our Advisor and its affiliates for reimbursable expenses during the nine months ended September 30, 2014 and 2013, respectively.
(2)	Includes approximately $0 and $328,000 paid to our Advisor for advisory fees associated with the disposition of real properties during the three and nine months ended September 30, 2014, respectively.
(3)	Includes approximately $0 and $1.3 million paid to our Advisor for advisory fees associated with the disposition of real properties during the three months ended September 30, 2014 and 2013, respectively, and $1.6 million and $2.5 million paid to our Advisor for advisory fees associated with the disposition of real properties during the nine months ended September 30, 2014 and 2013, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND LOSS

(Unaudited)

(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net (Loss) Income	$(7,514)	$45,331	$28,292	$57,926
Other Comprehensive Income (Loss):
Net unrealized change from available-for-sale securities	—	—	(211)	—
Unrealized change from cash flow hedging derivatives	1,160	(123)	1,389	2,777

Comprehensive (loss) income	(6,354)	45,208	29,470	60,703
Comprehensive loss (income) attributable to noncontrolling interests	472	(3,205)	(4,304)	(3,561)

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,882)	$42,003	$25,166	$57,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(In thousands)

	Stockholders’ Equity
			Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity

	Common Stock
	Shares	Amount
Balances, December 31, 2013	176,007	$1,760	$1,582,886	$(860,747)	$(10,794)	$91,906	$805,011

Comprehensive income (loss):
Net income	—	—	—	23,887	—	4,405	28,292
Net unrealized change from available-for-sale securities	—	—	—	—	(196)	(15)	(211)
Unrealized change from cash flow hedging derivatives	—	—	—	—	1,297	92	1,389
Common stock:
Issuance of common stock, net of offering costs	11,937	120	73,604	—	—	—	73,724
Issuance of common stock, stock-based compensation plans	136	1	540	—	—	—	541
Redemptions of common stock	(9,351)	(94)	(65,529)	—	—	—	(65,623)
Amortization of stock-based compensation	—	—	22	—	—	—	22
Distributions declared on common stock	—	—	—	(46,558)	—	—	(46,558)
Noncontrolling interests:
Contributions of noncontrolling interests	—	—	—	—	—	13	13
Distributions declared to noncontrolling interests	—	—	—	—	—	(8,321)	(8,321)
Redemptions of noncontrolling interests	—	—	(1,033)	—	178	(6,397)	(7,252)
Buyout of noncontrolling interests	—	—	(970)	—	—	(816)	(1,786)

Balances, September 30, 2014	178,729	$1,787	$1,589,520	$(883,418)	$(9,515)	$80,867	$779,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$28,292	$57,926
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate depreciation and amortization expense	66,481	83,098
Gain on disposition of real property	(36,140)	(68,726)
Unrealized impairment loss on real property	9,500	—
Loss on extinguishment of debt and financing commitments	63	699
Other adjustments to reconcile net income to net cash provided by operating activities	7,185	5,825
Changes in operating assets and liabilities	(12,515)	(16,163)

Net cash provided by operating activities	62,866	62,659
INVESTING ACTIVITIES:
Acquisition of real property	(86,346)	—
Capital expenditures in real property	(10,176)	(16,880)
Proceeds from disposition of real property	96,602	117,992
Investment in debt related investments	—	(9,272)
Principal collections on debt related investments	23,688	27,270
Other investing activities	(1,146)	(5,114)

Net cash provided by investing activities	22,622	113,996
FINANCING ACTIVITIES:
Mortgage note principal repayments	(49,133)	(25,417)
Net proceeds from (repayments of) revolving line of credit borrowings	17,500	(30,000)
Repayment of other secured borrowings	(844)	(43,935)
Redemption of common shares	(65,087)	(51,481)
Distributions on common stock	(30,913)	(30,756)
Proceeds from sale of common stock	66,041	27,384
Offering costs for issuance of common stock	(3,836)	(2,799)
Distributions to noncontrolling interest holders	(8,391)	(4,340)
Other financing activities	(7,789)	(12,180)

Net cash used in financing activities	(82,452)	(173,524)
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,036	3,131
CASH AND CASH EQUIVALENTS, beginning of period	24,778	36,872
CASH AND CASH EQUIVALENTS, end of period	$27,814	$40,003

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$43,299	$55,566
Amount issued pursuant to the distribution reinvestment plan	$15,578	$16,184
Non-cash investment in real property	$12,232	$—
Non-cash principal collection on debt related investments *	$7,125	$42,271
Non-cash disposition of real property*	$94,011	$225,409
Non-cash reduction of mortgage note and other secured borrowings*	$101,807	$281,845

*	Represents the amount of sales proceeds and debt repayments from the disposition of real property or the repayment of borrowings that we did not receive or pay in cash, primarily due to the repayment or assumption of related borrowings by the purchaser or borrower at closing.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

We are the sole general partner of our Operating Partnership. In addition, we have contributed 100% of the proceeds received from our offerings of common stock to our Operating Partnership in exchange for partnership units (“OP Units”) representing our interest as a limited partner of the Operating Partnership. As of September 30, 2014 and December 31, 2013, we owned approximately 93.6% and 93.0%, respectively, of the limited partnership interests in our Operating Partnership, and the remaining limited partnership interests in our Operating Partnership were owned by third-party investors. Our Operating Partnership has classes of OP Units that correspond to our four classes of common stock: Class E OP Units, Class A OP Units, Class W OP Units, and Class I OP Units. The OP Units held by third parties are all Class E OP Units. As of September 30, 2014 and December 31, 2013, our Operating Partnership had issued and outstanding approximately 12.2 million and 13.3 million Class E OP Units held by third party investors, respectively, which represent limited partnership interests issued in connection with its private placement offerings.

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

As of September 30, 2014, we had raised gross proceeds of approximately $100.8 million from the sale of approximately 14.5 million shares in the Offering, including approximately $670,000 through our distribution reinvestment plan. As of September 30, 2014, approximately $2,899.2 million in shares remained available for sale pursuant to the Offering, including approximately $749.3 million in shares available for sale through our distribution reinvestment plan.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim condensed consolidated financial statements (herein referred to as “financial statements,” “balance sheets,” “statements of operations,” “statement of equity,” or “statements of comprehensive income and loss”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the Commission instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, these financial statements do not include all the information and disclosure required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of operating results for a full year. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Commission on March 10, 2014. There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2014 other than the updates described below.

Reclassifications

Certain amounts included in the accompanying financial statements for 2013 have been reclassified to conform to the 2014 financial statements presentation. Statements of operations amounts for properties disposed of or classified as held for sale as of December 31, 2013, have been reclassified to discontinued operations for all periods presented. Amounts in our segment disclosures in Note 10 reflect the reclassification of amounts related to properties that have been disposed of or classified as held for sale as of December 31, 2013.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-09 (“ASU 2014-09”), which provides new guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The new guidance specifically excludes revenue associated with lease contracts. ASU 2014-09 is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016 and will require full or modified retrospective application. Early adoption is not permitted. We are currently evaluating the impact this guidance will have on our financial statements as well as the expected adoption method.

In April 2014, the FASB issued Accounting Standards Update 2014-08 (“ASU 2014-08”), which provides a revised definition of a discontinued operation. ASU 2014-08 requires additional disclosures for a discontinued operation and the disposal of an asset and component of the entity that is not a discontinued operation. Under ASU 2014-08, a discontinued operation is a component (or group of components) of the entity, the disposal of which would represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results, when such component (or group of components) have been disposed of or classified as held for sale. The amendments in the ASU should be applied prospectively and are effective for us beginning January 1, 2015, with early adoption permitted. We adopted this standard effective January 1, 2014. During the nine months ended September 30, 2014, we disposed of four operating properties that we determined did not meet the definition of discontinued operations under the revised standard. As a result of our adoption of this ASU, we anticipate that fewer of our property dispositions made in the normal course of business will qualify for discontinued operations reporting. See Note 3 for additional information.

3. INVESTMENTS IN REAL PROPERTY

Our consolidated investments in real property consist of investments in office, industrial and retail properties. The following tables summarize our consolidated investments in real property as of September 30, 2014 and December 31, 2013 (amounts in thousands):

Real Property	Land	Building and Improvements	Intangible Lease Assets	Total Investment Amount	Intangible Lease Liabilities	Net Investment Amount
As of September 30, 2014:
Office	$241,804	$817,139	$366,126	$1,425,069	$(21,535)	$1,403,534
Industrial	30,619	203,025	51,999	285,643	(41,011)	244,632
Retail	228,846	429,333	81,167	739,346	(52,460)	686,886

Total gross book value	501,269	1,449,497	499,292	2,450,058	(115,006)	2,335,052
Accumulated depreciation/amortization	—	(190,003)	(322,424)	(512,427)	36,461	(475,966)

Total net book value	$501,269	$1,259,494	$176,868	$1,937,631	$(78,545)	$1,859,086

As of December 31, 2013:
Office	$232,117	$769,654	$365,314	$1,367,085	$(15,861)	$1,351,224
Industrial (1)	51,678	359,800	66,877	478,355	(46,626)	431,729
Retail	227,218	420,070	77,752	725,040	(51,059)	673,981

Total gross book value	511,013	1,549,524	509,943	2,570,480	(113,546)	2,456,934
Accumulated depreciation/amortization	—	(207,966)	(294,881)	(502,847)	35,997	(466,850)

Total net book value	$511,013	$1,341,558	$215,062	$2,067,633	$(77,549)	$1,990,084

(1)	Includes $21.1 million in land, $157.7 million in building and improvements, $14.9 million in intangible lease assets, and $5.6 million in intangible lease liabilities, before accumulated depreciation on assets of $50.6 million and accumulated amortization of intangible lease liabilities of $2.5 million, related to 12 industrial properties classified as held for sale in the accompanying balance sheet as of December 31, 2013.

Acquisitions

The following table summarizes our acquisitions of real properties during the nine months ended September 30, 2014 (dollar amounts and square footage in thousands):

Real Property	Market	Property Type	Number of Properties	Date of Acquisition	Acquisition Price	Net Rentable Square Feet	Percent Leased
1st Avenue Plaza	Denver, CO	Office	1	8/22/2014	$75,000	262	94%
Durgin Square	Boston, MA	Retail	1	5/28/2014	24,700	138	94%

Total 2014 real property acquisitions			2		$99,700	400	94%

On August 22, 2014, we acquired a 100% interest in a 262,000 square foot office property in the Denver market (“1st Avenue Plaza”). As of September 30, 2014, we have made an allocation of the fair value of the acquired assets and liabilities of 1st Avenue Plaza to land, building, improvements and intangible lease assets and liabilities. Based on this allocation of the $75.0 million in estimated fair value of the acquired net assets of 1st Avenue Plaza, we attributed approximately $15.7 million to land, approximately $55.7 million to building and improvements, approximately $9.6 million to intangible lease assets, and approximately $6.0 million to intangible lease liabilities. The weighted-average amortization periods for the intangible lease assets and intangible lease liabilities were approximately 4.1 years and 4.5 years, respectively, at the acquisition date. We have not made any material adjustments related to this acquisition since the initial allocation.

On May 28, 2014, we acquired a 100% interest in a 138,000 square foot retail property in the Boston market (“Durgin Square”). As of September 30, 2014, we have made an allocation of the fair value of the acquired assets and liabilities of Durgin Square to land, building, improvements and intangible lease assets and liabilities. Based on this allocation of the $24.7 million in estimated fair value of the acquired net assets of Durgin Square, we attributed approximately $7.2 million to land, approximately $16.0 million to building and improvements, approximately $5.1 million to intangible lease assets, and approximately $3.6 million to intangible lease liabilities. The weighted-average amortization periods for the intangible lease assets and intangible lease liabilities were approximately 5.4 years and 17.3 years, respectively, at the acquisition date. We have not made any material adjustments related to this acquisition since the initial allocation.

For the three and nine months ended September 30, 2014, our consolidated statement of operations includes aggregate revenue and net operating income (“NOI”) attributable to 1st Avenue Plaza and Durgin Square as shown in the table below (amounts in thousands):

	For the Three Months Ended September 30, 2014		For the Nine Months Ended September 30, 2014
	Revenue	NOI (1)	Revenue	NOI (1)
Real Property
1st Avenue Plaza	$912	$611	$912	$611
Durgin Square	693	529	950	731

Total	$1,605	$1,140	$1,862	$1,342

(1)	For a discussion as to why we view NOI to be an appropriate supplemental performance measure and a reconciliation to GAAP net income, refer to Note 10.

Dispositions

During the nine months ended September 30, 2014, we disposed of the following properties (dollar amounts and square footage in thousands):

Type of Property	Market	DPF Ownership	Building Square Feet	Disposition Date	Gain on Sale
2014 Dispositions
Industrial Portfolio	Various(1)	92.5%	3,387	January 22, 2014	$29,545
Retail	Boston, MA	100.0%	110	February 18, 2014	2,276
Office	Little Rock, AR	100.0%	102	February 25, 2014	1,350
Land Parcel	Denver, CO	100.0%	—	April 14, 2014	93
Office	East Bay, CA	100.0%	60	June 13, 2014	2,755

			3,659		$36,019

(1)	Industrial portfolio included 12 properties located in the following markets: Atlanta, GA, Central Pennsylvania, Cincinnati, OH, Columbus, OH, Dallas, TX, Indianapolis, IN, and Minneapolis/St. Paul, MN.

Real Property Impairment

During the three months ended September 30, 2014, we recorded a $9.5 million impairment related to one of our wholly-owned retail properties in the Pittsburgh, PA market. This property serves as collateral for a cross-collateralized senior mortgage note that is also secured by two other retail properties. During the three months ended September 30, 2014, we began to consider possible disposition opportunities for this retail property. Such disposition opportunities caused us to significantly reduce our estimated holding period for this property. As a result of our review and based on our estimate of future cash flow and fair value of the retail property, we recognized the impairment charge to adjust the carrying value to our estimate of fair value as of September 30, 2014.

Discontinued Operations

We present the results of operations and the respective aggregate net gains (losses), of (i) any property or group of properties that were disposed or classified as held for sale as of December 31, 2013 when the operations and cash flows have been (or will be) eliminated from our ongoing operations and we will not have any significant continuing involvement, and (ii) any property or group of properties, the disposal of which would represent a strategic shift that has (or will have) a major effect on our operations and financial results, when such property (or group of properties) have been disposed of or classified as held for sale, as discontinued operations in our accompanying statements of income. Interest expense is included in discontinued operations only if it is directly attributable to these operations or properties. Discontinued operations for the three and nine months ended September 30, 2014 include the results of operations and net gain on the disposition of 12 properties classified as held for sale as of December 31, 2013. Properties sold or classified as held for sale after December 31, 2013 are not classified as discontinued operations unless the sale or classification as held for sale meets the new accounting requirements. Discontinued operations for the three and nine months ended September 30, 2013 include (i) the results of operations of the 13 properties disposed of during the year ended 2013, (ii) the results of operations of the 12 properties classified as held for sale as of December 31, 2013 and subsequently disposed of, and (iii) the aggregate net gain on dispositions recorded during the three and nine months ended September 30, 2013. The following table summarizes amounts recorded as discontinued operations (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$—	$6,067	$969	$34,905
Rental expense	—	(1,518)	(340)	(12,954)
Real estate depreciation and amortization expense	—	(2,974)	—	(19,197)
Interest expense	—	(1,718)	(296)	(11,379)
Other income (expenses)	5	50	(7)	(49)

Income (loss) from discontinued operations	5	(93)	326	(8,674)

Gain on disposition	—	45,496	29,679	68,726

Discontinued operations	5	45,403	30,005	60,052

Discontinued operations attributable to noncontrolling interests	—	(3,200)	(4,462)	(4,168)

Discontinued operations attributable to common stockholders	$5	$42,203	$25,543	$55,884

The following table summarizes capital expenditures and significant operating and investing noncash items related to our discontinued operations (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Capital expenditures	$—	$2,111	$—	$7,517
Noncash items:
Straight-line rent adjustments	—	593	(41)	3,113
Amortization of above-market lease assets	—	(40)	—	(375)
Amortization of below-market lease liabilities	—	126	—	946
Non-cash disposition of real property	—	32,342	80,361	225,408

The following table summarizes the carrying amounts of the major classes of assets and liabilities included in our discontinued operations and classified as held for sale as of December 31, 2013. We did not have any assets or related liabilities classified as held for sale as of September 30, 2014 (amounts in thousands):

As of December 31, 2013
Land	$21,060
Building and improvements	157,679
Intangible lease assets	14,877
Accumulated depreciation	(50,625)
Other assets, net	3,185

Assets held for sale	$146,176

Mortgage notes and other secured borrowings	$80,428
Intangible lease liabilities, net	3,136
Other liabilities	3,104

Liabilities related to assets held for sale	$86,668

Rental Revenue

The following table summarizes the adjustments to rental revenue related to the amortization of above-market lease assets, below-market lease liabilities, and straight-line rental adjustments for the three and nine months ended September 30, 2014 and 2013. In addition, the following table includes tenant recovery income received from tenants for real estate taxes, insurance and other property operating expenses and recognized as rental revenue (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Straight-line rent adjustments	$1,150	$1,640	$2,939	$7,367
Above-market lease assets	(1,673)	(1,762)	(5,110)	(5,547)
Below-market lease liabilities	1,797	1,726	5,190	5,770

Total increase to rental revenue	$1,274	$1,604	$3,019	$7,590

Tenant recovery income(1)	$7,866	$7,902	$23,749	$25,244

(1)	Tenant recovery income presented in this table excludes real estate taxes that were paid directly by our tenants that are subject to triple net lease contracts. The amount of such payments were approximately $3.1 million and $3.1 million during the three months ended September 30, 2014 and 2013, respectively, and $9.3 million and $9.6 million during the nine months ended September 30, 2014 and 2013, respectively.

4. DEBT RELATED INVESTMENTS

As of September 30, 2014 and December 31, 2013, we had invested in 11 and 14 debt related investments, respectively. The weighted average maturity of our debt related investments as of September 30, 2014 was 2.3 years, based on our recorded net investment. The following table describes our debt related income for the three and nine months ended September 30, 2014 and 2013 (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Weighted Average Yield as of September 30, 2014 (1)
Investment Type	2014	2013	2014	2013
Mortgage notes(2)	$1,058	$1,834	$3,469	$6,561	5.4%
B-notes	—	—	—	51	0.0%
Mezzanine debt	740	475	2,102	1,047	16.7%

Total	$1,798	$2,309	$5,571	$7,659	7.5%

(1)	Weighted average yield is calculated on an unlevered basis using the amount invested, current interest rates and accretion of premiums or discounts realized upon the initial investment for each investment type as of September 30, 2014. Yields for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of September 30, 2014 for purposes of this table. As of September 30, 2014, we had one debt related investment with a net investment amount of $25.0 million that bears interest at a floating rate indexed to LIBOR. All of our remaining debt related investments bear interest at fixed rates. We have assumed a yield of zero on the one debt related investment for which we have recognized a full allowance for loss as of September 30, 2014.
(2)	We had three debt related investments repaid in full during each of the nine months ended September 30, 2014 and 2013. During the three and nine months ended September 30, 2014 and 2013, amounts recorded include early repayment fees received and accelerated amortization of origination fees offset by accelerated amortization of deferred due diligence costs related to certain of these repayments.

Repayments

During the nine months ended September 30, 2014, we received full repayment of three debt related investments, all of which were structured as mortgage notes. We received cash proceeds from the repayments of approximately $22.6 million, which comprised principal repayment of $29.7 million, partially offset by the repayment of borrowings secured by the debt related investments of approximately $7.1 million.

Impairment

We review each of our debt related investments individually on a quarterly basis, and more frequently when such an evaluation is warranted, to determine if impairment exists. Accordingly, we do not group our debt related investments into classes by credit quality indicator. A debt related investment is impaired when, based on current information and events (including economic, industry and geographical factors), it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the agreement. When an investment is deemed impaired, the impairment is measured based on the expected future cash flows discounted at the investment’s effective interest rate. As a practical expedient, we may measure impairment based on the fair value of the collateral of an impaired collateral-dependent debt related investment. Regardless of the measurement method, we measure impairment based on the fair value of the collateral when it is determined that foreclosure is probable. We had recorded a provision for loan loss of $3.0 million as of September 30, 2014 and December 31, 2013. We did not record any current period provision for loan loss, direct write-downs of the allowance, or recoveries of amounts previously charged off during the three and nine months ended September 30, 2014.

We had one B-note debt related investment on non-accrual status as of both September 30, 2014 and December 31, 2013. We have recorded a complete allowance for loan loss related to such debt related investment on non-accrual status. When a debt related investment is on non-accrual status, we record income on the investment using the cash basis of accounting. The amount of income recorded on a cash basis of accounting was not significant during the three and nine months ended September 30, 2014 or 2013. All of our debt related investments that were past due 90 days or more were on non-accrual status as of September 30, 2014 and December 31, 2013.

As of both September 30, 2014 and December 31, 2013, we had one impaired debt related investment with an unpaid principal balance of approximately $3.0 million. The following table describes our recorded investment in debt related investments before allowance for loan loss, and the related allowance for loan loss (amounts in thousands):

	Debt Related Investments Individually Evaluated for Impairment as of
	September 30, 2014	December 31, 2013
Debt related investments	$97,673	$126,935
Less: Allowance for loan losses	(3,000)	(3,000)

Total	$94,673	$123,935

Our impaired debt related investment is a subordinate debt related investment. As of both September 30, 2014 and December 31, 2013, we had a gross recorded investment in impaired debt related investments of $3.0 million, with a related allowance for loan loss of $3.0 million. As of September 30, 2014 and December 31, 2013, we did not have any impaired loans for which we have not recorded an allowance for loan loss.

During the nine months ended September 30, 2013, we recorded interest income of approximately $51,000 from our impaired debt related investments, which had an average recorded investment amount of approximately $6.1 million over that period. We did not record any interest income related to our impaired debt related investments during the three and nine months ended September 30, 2014, or in the three months ended September 30, 2013.

5. DEBT OBLIGATIONS

The following table describes our borrowings as of September 30, 2014 and December 31, 2013 (dollar amounts in thousands):

	Weighted Average Stated Interest Rate as of		Outstanding Balance as of (1)		Gross Investment Amount Securing Borrowings as of (2)
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Fixed-rate mortgages	5.8%	5.8%	$825,589	$969,622	$1,640,386	$1,898,946
Floating-rate mortgages (3)	3.2%	3.9%	8,340	8,580	15,916	15,571

Total mortgage notes	5.8%	5.8%	833,929	978,202	1,656,302	1,914,517
Repurchase facilities (4)	2.8%	2.8%	37,301	45,270	51,594	65,726

Total other secured borrowings	2.8%	2.8%	37,301	45,270	51,594	65,726

Total secured borrowings	5.6%	5.6%	871,230	1,023,472	1,707,896	1,980,243

Line of credit (5)	1.8%	1.9%	47,500	30,000	N/A	N/A
Term loan (6)	2.1%	2.2%	270,000	270,000	N/A	N/A

Total unsecured borrowings	2.0%	2.2%	317,500	300,000	N/A	N/A

Total borrowings	4.7%	4.9%	$1,188,730	$1,323,472	$1,707,896	$1,980,243

(1)	Amounts presented are net of (i) unamortized discounts to the face value of our outstanding fixed-rate mortgages of $2.2 million and $2.7 million as of September 30, 2014 and December 31, 2013, respectively, and (ii) GAAP principal amortization related to troubled debt restructurings of $2.1 million and $1.5 million as of September 30, 2014 and December 31, 2013, respectively.
(2)	“Gross Investment Amount” as used here and throughout this document represents the allocated gross basis of real property and debt related investments, after certain adjustments. Gross Investment Amount for real property (i) includes the effect of intangible lease liabilities, (ii) excludes accumulated depreciation and amortization, and (iii) includes the impact of impairments. Amounts reported for debt related investments represent our net accounting basis of the debt related investments, which includes (i) unpaid principal balances, (ii) unamortized discounts, premiums, and deferred charges, and (iii) allowances for loan loss.
(3)	As of September 30, 2014, our floating rate mortgage note was subject to an interest rate spread of 3.00% over one-month LIBOR. As of December 31, 2013, our floating-rate mortgage note was subject to an interest rate spread of 3.75% over one-month LIBOR.
(4)	As of September 30, 2014 and December 31, 2013, borrowings under our repurchase facility were subject to interest at a floating rate of 2.25% over one-month LIBOR. However, we had effectively fixed the interest rate of the borrowings using interest rate swaps at 2.84% for the term of the borrowings.
(5)	As of September 30, 2014 and December 31, 2013, borrowings under our line of credit were subject to interest at a floating rate of 1.60% and 1.75%, respectively, over one-month LIBOR.
(6)	As of September 30, 2014 and December 31, 2013, borrowings under our term loan were subject to interest at a floating rate of 1.55% and 1.70%, respectively, over one-month LIBOR. However, we had effectively fixed the interest rate for $200.0 million of the total of $270.0 million in borrowings using interest rate swaps at 2.19% and 2.34%, respectively, resulting in a weighted average interest rate on the total term loan of 2.06% and 2.21% as of September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014, 10 mortgage notes were interest-only and 17 mortgage notes were fully amortizing with outstanding principal balances of approximately $287.4 million and $546.4 million, respectively. None of our mortgage notes are recourse to us.

As of September 30, 2014, we had outstanding borrowings of $270.0 million under the term loan component and $47.5 million under the revolving credit facility component of our senior unsecured term loan and revolving line of credit (collectively, the “Facility”). As of September 30, 2014, the unused portion of the revolving credit facility component of the Facility was approximately $302.5 million, of which approximately $147.0 million was available. As of December 31, 2013, we had outstanding borrowings of $270.0 million and $30.0 million under the term loan and revolving credit facility components of the Facility, respectively, and $86.1 million was available for us to borrow under the revolving credit facility component of the Facility.

As of September 30, 2014, we had defaulted on a mortgage note with an outstanding principal balance of $13.6 million collateralized by an industrial property with a net investment amount of $13.1 million, after accumulated depreciation and impairment charges. Our default resulted from us not making monthly debt service payments as required by the loan agreement. The lender has indicated to us that it intends to foreclose on the property that is collateral for the loan. With the exception of customary “carve-outs” (none of which we believe will have negative consequences under this loan), this loan is not recourse to us; therefore, our equity investment in this property is at risk of loss. This default does not cause us to breach our remaining debt covenants. Subsequent to September 30, 2014, the lender foreclosed on the property that is collateral for the loan.

The following table reflects our contractual debt maturities as of September 30, 2014, specifically our obligations under secured borrowings and unsecured borrowings (dollar amounts in thousands):

	As of September 30, 2014
	Mortgage Notes and Other Secured Borrowings		Unsecured Borrowings		Total
Year Ending December 31,	Number of Borrowings Maturing	Outstanding Balance	Number of Borrowings Maturing	Outstanding Balance (1)	Outstanding Balance (2)
2014	—	$3,915	—	$—	$3,915
2015	5	135,125	—	—	135,125
2016	13	343,307	1	47,500	390,807
2017	6	209,721	—	—	209,721
2018	—	4,999	1	270,000	274,999
2019	—	5,292	—	—	5,292
2020	1	157,944	—	—	157,944
2021	—	1,707	—	—	1,707
2022	1	1,663	—	—	1,663
2023	—	978	—	—	978
Thereafter	2	6,431	—	—	6,431

Total	28	$871,082	2	$317,500	$1,188,582

(1)	Unsecured borrowings presented include (i) borrowings under our revolving credit facility of $47.5 million, which mature in 2016, subject to two one-year extension options, and (ii) term loan borrowings of $270.0 million which mature in 2018.
(2)	Outstanding balance represents expected cash outflows for contractual amortization and scheduled balloon payment maturities and does not include (i) the increase due to mark-to-market adjustment on assumed debt of $2.2 million as of September 30, 2014, and (ii) the decrease due to the GAAP principal amortization of our restructured mortgage note of approximately $2.1 million that does not reduce the contractual amount due of the related mortgage note as of September 30, 2014.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges under ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”) is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the next 12 months, we estimate that approximately $1.8 million will be reclassified as an increase to interest expense related to effective forward started interest rate swaps where the hedging instrument has been terminated, and we estimate that approximately $893,000 will be reclassified as an increase to interest expense related to active effective hedges of floating-rate debt issuances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The table below presents a reconciliation of the beginning and ending balances, between December 31, 2013 and September 30, 2014, of our accumulated other comprehensive loss (“OCI”), net of amounts attributable to noncontrolling interests related to the effective portion of our cash flow hedges as presented on our financial statements, as well as amounts related to our available-for-sale securities (amounts in thousands):

	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Available-For- Sale Securities	Accumulated Other Comprehensive Loss
Beginning balance as of December 31, 2013:	$(9,876)	$(918)	$(10,794)
Other comprehensive income:
Amortization of OCI into interest expense (net of tax benefit of $0)	2,232	—	2,232
Change in fair value recognized in OCI (net of tax benefit of $0)	(843)	(211)	(1,054)
Amounts reclassified from accumulated other comprehensive income:
Amounts reclassified from accumulated other comprehensive income (net of tax benefit of $0)	—	—	—

Net current-period other comprehensive income	1,389	(211)	1,178
Attribution of and other adjustments to OCI attributable to noncontrolling interests	30	71	101

Ending balance as of September 30, 2014	$(8,457)	$(1,058)	$(9,515)

Fair Values of Derivative Instruments

The table below presents the gross fair value of our derivative financial instruments as well as their classification on our accompanying balance sheets as of September 30, 2014 and December 31, 2013 (amounts in thousands):

	Balance Sheet Location	Fair Value of Asset Derivatives as of		Balance Sheet Location	Fair Value of Liability Derivatives as of
		September 30, 2014	December 31, 2013		September 30, 2014	December 31, 2013

Derivatives designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets, net (1)	$749	$748	Other liabilities (1)	$—	$(43)

Total derivatives designated as hedging instruments under ASC Topic 815		749	748		—	(43)
Derivatives not designated as hedging instruments under ASC Topic 815
Interest rate contracts	N/A	—	—	N/A	—	—

Total derivatives not designated as hedging instruments under ASC Topic 815		—	—		—	—

Total derivatives		$749	$748		$—	$(43)

(1)	Although our derivative contracts are subject to master netting arrangements which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheet.

The majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with our derivative instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of potential default by us and our counterparties. As of September 30, 2014, we had assessed the significance of the impact of the credit valuation adjustments and had determined that it was not significant to the overall valuation of our derivative instruments. As a result, we have determined that the significant inputs for all of our derivative valuations are classified in Level 2 of the fair value hierarchy.

Designated Hedges

As of September 30, 2014, we had seven outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $241.9 million. As of December 31, 2013, we had seven outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $255.4 million.

Undesignated Hedges

Derivatives not designated as hedges are not speculative and are used to hedge our exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. As of both September 30, 2014 and December 31, 2013, we did not have any outstanding derivatives that were not designated as hedges. Changes in the fair value of derivatives not designated in hedging relationships did not result in any gain or loss during the three and nine months ended September 30, 2014 and 2013.

Effect of Derivative Instruments on the Statements of Comprehensive Income

The table below presents the effect of our derivative financial instruments on our accompanying financial statements for the three and nine months ended September 30, 2014 and 2013 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Derivatives Designated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts	Interest rate contracts	Interest rate contracts
Amount of gain or (loss) recognized in OCI (effective portion)	$421	$(804)	$(843)	$634
Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Interest expense	Interest expense	Interest expense	Interest expense
Amount of loss reclassified from accumulated OCI into income (effective portion)	$(739)	$(681)	$(2,232)	$(2,014)
Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Interest and other income (expense)	N/A	Interest and other income (expense)	Loss on extinguishment of debt and financing commitments
Amount of income (loss) recognized in income due to missed forecast (ineffective portion and amount excluded from effectiveness testing)	$9	$—	$—		$(129)
Derivatives Not Designated as Hedging Instruments
Derivative type	N/A	Interest rate contracts	N/A	Interest rate contracts
Location of loss recognized in income	N/A	N/A	N/A	N/A
Amount of loss recognized in income	$—	$—	$—	$—

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

The fair values estimated below are indicative of certain interest rate and other assumptions as of September 30, 2014 and December 31, 2013, and may not take into consideration the effects of subsequent interest rate or other assumption fluctuations, or changes in the values of underlying collateral. The fair values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate their carrying values because of the short-term nature of these instruments.

The carrying amounts and estimated fair values of our other financial instruments as of September 30, 2014 and December 31, 2013 were as follows (amounts in thousands):

	As of September 30, 2014		As of December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Investments in real estate securities	$200	$200	$461	$461
Fixed-rate debt related investments, net	69,574	71,474	98,724	101,012
Floating-rate debt related investments, net	25,099	25,222	25,211	24,504
Derivative instruments	749	749	748	748
Liabilities:
Fixed-rate mortgage notes	$825,589	$862,618	$969,622	$1,010,085
Floating-rate mortgage notes	8,340	8,387	8,580	8,582
Floating-rate other secured borrowings	37,301	37,338	45,270	45,270
Floating-rate unsecured borrowings	317,500	319,853	300,000	301,690
Derivative liabilities	—	—	43	43

The methodologies used and key assumptions made to estimate fair values of the other financial instruments described in the above table are as follows:

Debt Related Investments—The fair value of our performing debt related investments are estimated using a discounted cash flow methodology. This method discounts estimated future cash flows using rates management determines best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. Credit spreads and market interest rates used to determine the fair value of these instruments are based on unobservable Level 3 inputs which management has determined to be its best estimate of current market values.

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

On May 27, 2014, we notified the Dealer Manager that, without limiting the Company’s ability to notify the Dealer Manager of further extensions, the Company was extending the Primary Dealer Fee Deadline for an additional term from May 27, 2014 through July 31, 2014, but only with respect to sales made by participating broker-dealers specifically approved by the Company as being eligible (“Primary Dealers”). In addition, the Company, the Dealer Manager and the Company’s external advisor, Dividend Capital Total Advisors LLC (the “Advisor”) entered into a new selected dealer agreement (the “Second Managed Offering Selected Dealer Agreement”) with Raymond James & Associates, Inc. (“Raymond James”) to provide for a new term pursuant to which Raymond James will use its best efforts to sell Class I shares in transactions entitling it to primary dealer fees. Pursuant to the Second Managed Offering Selected Dealer Agreement, the Company paid the Dealer Manager a primary dealer fee of 5.0% of the gross proceeds raised from the sale of Class I shares sold by Raymond James in the primary offering between May 27, 2014 and August 31, 2014 (the “Second Managed Offering Term”). The Dealer Manager retained 0.5% of such gross proceeds and reallowed the remainder of the primary dealer fee to Raymond James. The Dealer Manager will also reallow to Raymond James the dealer manager fee payable by the Company with respect to (a) Class I shares sold in the Company’s primary offering through Raymond James during the Second Managed Offering Term and (b) Class I shares sold through the Company’s distribution reinvestment plan that are purchased with distributions paid on such shares.

During the nine months ended September 30, 2013, we incurred primary dealer fees earned pursuant to Amendment No. 1 of approximately $1.4 million, of which approximately $136,000 was retained by the Dealer Manager. During the nine months ended September 30, 2014, we incurred primary dealer fees earned pursuant to Amendment No. 1 of approximately $2.2 million, of which approximately $220,000 was retained by the Dealer Manager.

As of both September 30, 2014 and December 31, 2013, we owed approximately $1.6 million to our Advisor and affiliates of our Advisor for such services and reimbursement of certain expenses. Pursuant to the Advisory Agreement, we accrue the advisory fee on a daily basis and pay our Advisor amounts due subsequent to each month-end.

The following table summarizes fees and other amounts earned by our Advisor and its related parties in connection with services performed for us during the three and nine months ended September 30, 2014 and 2013 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Advisory fees (1)	$4,083	$3,813	$11,678	$11,221
Other reimbursements	2,027	1,536	6,240	4,229
Advisory fees related to the disposition of real properties	—	1,291	1,973	2,459
Development management fee	3	12	107	159
Primary dealer fee	1,648	844	2,197	1,358
Selling commissions, dealer manager, and distribution fees	62	5	239	5

Total	$7,823	$7,501	$22,434	$19,431

(1)	Amounts reported for the three and nine months ended September 30, 2014 include approximately $217,000 and $433,000, respectively, that we were not obligated to pay in consideration of the issuance of approximately 123,000 shares of our Class I common stock to the Advisor. Such shares were issued on April 15, 2014 upon the settlement of restricted stock units issued to our Advisor on April 7, 2014, and will be recognized as Advisory fees expense over a one year period.

9. NET INCOME (LOSS) PER COMMON SHARE

Reconciliations of the numerator and denominator used to calculate basic net income (loss) per common share to the numerator and denominator used to calculate diluted net income (loss) per common share for the three and nine months ended September 30, 2014 and 2013 are described in the following table (amounts in thousands, except per share information):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator
Loss from continuing operations	$(7,519)	$(72)	$(1,713)	$(2,126)
Loss (income) from continuing operations attributable to noncontrolling interests	475	(57)	57	81

Loss from continuing operations attributable to common stockholders	(7,044)	(129)	(1,656)	(2,045)
Dilutive noncontrolling interests share of loss from continuing operations	(500)	(10)	(128)	(161)

Numerator for diluted earnings per share – adjusted loss from continuing operations	(7,544)	(139)	(1,784)	(2,206)

Income from discontinued operations	5	45,403	30,005	60,052
Income from discontinued operations attributable to noncontrolling interests	—	(3,200)	(4,462)	(4,168)

Income from discontinued operations attributable to common stockholders	5	42,203	25,543	55,884
Dilutive noncontrolling interests share of discontinued operations	—	3,217	1,915	4,274

Numerator for diluted earnings per share – adjusted income from discontinued operations	$5	$45,420	$27,458	$60,158

Denominator
Weighted average shares outstanding-basic	178,729	178,201	177,717	178,415
Incremental weighted average shares effect of conversion of OP units	12,693	13,582	12,888	13,848

Weighted average shares outstanding-diluted	191,422	191,783	190,605	192,263

(LOSS) INCOME PER COMMON SHARE-BASIC AND DILUTED
Net (loss) from continuing operations	$(0.04)	$0.00	$(0.01)	$(0.01)
Net income from discontinued operations	0.00	0.24	0.14	0.32

Net (loss) income	$(0.04)	$0.24	$0.13	$0.31

10. SEGMENT INFORMATION

We have four reportable operating segments, which include our three real property operating sectors (office, industrial, and retail) and debt related investments. We organize and analyze the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, and investment strategies and objectives. For example, the physical characteristics of our buildings, the related operating characteristics, the geographic markets, and the type of tenants are inherently different for each of our segments. The following table sets forth revenue and the components of net operating income (“NOI”) of our segments for the three and nine months ended September 30, 2014 and 2013 (amounts in thousands):

	For the Three Months Ended September 30,
	Revenues		NOI
	2014	2013	2014	2013
Real property (1)
Office	$35,439	$31,224	$26,608	$24,129
Industrial	5,825	6,512	5,220	5,875
Retail	15,529	14,377	12,161	11,264
Debt related investments	1,798	2,309	1,798	2,309

Total	$58,591	$54,422	$45,787	$43,577

	For the Nine Months Ended September 30,
	Revenues		NOI
	2014	2013	2014	2013
Real property (1)
Office	$103,566	$91,280	$77,863	$70,903
Industrial	17,674	19,886	15,622	18,303
Retail	45,693	42,782	35,501	33,052
Debt related investments	5,571	7,659	5,571	7,659

Total	$172,504	$161,607	$134,557	$129,917

(1)	Excludes results of operations of real properties categorized as discontinued operations.

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

The following table is a reconciliation of our NOI to our reported net income attributable to common stockholders for the three and nine months ended September 30, 2014 and 2013 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net operating income	$45,787	$43,577	$134,557	$129,917
Real estate depreciation and amortization expense	(21,918)	(21,311)	(66,481)	(63,901)
General and administrative expenses	(2,739)	(2,212)	(8,683)	(7,087)
Advisory fees, related party	(4,083)	(3,813)	(11,678)	(11,221)
Acquisition-related expenses	(214)	—	(466)	—
Impairment of real estate property	(9,500)	—	(9,500)	—
Interest and other income (expense)	424	(424)	688	(287)
Interest expense	(15,276)	(15,885)	(46,549)	(48,848)
Loss on extinguishment of debt and financing commitments	—	(4)	(63)	(699)
Gain on sale of real property	—	—	6,462	—
Discontinued operations	5	45,403	30,005	60,052
Net loss (income) attributable to noncontrolling interests	475	(3,257)	(4,405)	(4,087)

Net (loss) income attributable to common stockholders	$(7,039)	$42,074	$23,887	$53,839

The following table reflects our total assets by business segment as of September 30, 2014 and December 31, 2013 (amounts in thousands):

	As of
	September 30, 2014	December 31, 2013
Segment assets:
Net investments in real property
Office	$1,108,535	$1,092,351
Industrial	221,959	229,786
Retail	607,137	602,505
Debt related investments, net	94,673	123,935

Total segment assets, net	2,032,304	2,048,577
Non-segment assets:
Cash and cash equivalents	27,814	24,778
Other non-segment assets (1)	88,055	85,878
Assets held for sale	—	146,176

Total assets	$2,148,173	$2,305,409

(1)	Other non-segment assets primarily consist of corporate assets including restricted cash and receivables, including straight-line rent receivable.

11. SUBSEQUENT EVENTS

We have evaluated subsequent events for the period from September 30, 2014, the date of these financial statements, through the date these financial statements are issued.

Disposition of Real Property

On October 15, 2014, we disposed of a wholly owned industrial property comprising approximately 177,000 net rentable square feet in three buildings located in the Silicon Valley, CA market. At the time of the disposition, the property had a net investment amount of approximately $13.1 million (after a $2.6 million impairment charge which we recorded during the fourth quarter of 2013). The property was transferred to the lender through a foreclosure sale which extinguished amounts due, including related principal of $13.6 million.

On November 7, 2014, we disposed of an office property in the Denver, CO market comprising approximately 138,000 net rentable square feet to an unaffiliated third party. We sold the property, which had a net investment amount of approximately $4.7 million as of September 30, 2014, for a total sales price of $9.1 million.

Acquisition of Real Property

On November 4, 2014, we acquired a retail property in Narragansett, RI comprising approximately 185,000 net rentable square feet from an unaffiliated third party, for a gross purchase price of approximately $39.2 million. At acquisition, the property was approximately 96% leased to 18 tenants. We acquired the property using existing cash and proceeds from our revolving credit facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements may relate to, without limitation, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), other development trends of the real estate industry, business strategies, and the growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors that may cause our results to vary are general economic and business (particularly real estate and capital market) conditions being less favorable than expected, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, availability and creditworthiness of prospective tenants, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, tenants’ ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental, regulatory and/or safety requirements, tenant bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control. For a further discussion of these factors and other risk factors that could lead to actual results materially different from those described in the forward-looking statements, see “Risk Factors” under Item 1A of Part 1 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 10, 2014, Part II, Item 1A of our Quarterly Report on Form 10-Q filed with the Commission on May 13, 2014, and Part II, Item 1A of our Quarterly Report on Form 10-Q filed with the Commission on August 12, 2014, each available at www.sec.gov, and Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

As of September 30, 2014, we had total investments with an estimated fair value of approximately $2.5 billion (calculated in accordance with our valuation procedures), comprised of:

(1)	69 operating properties located in 24 geographic markets in the United States, aggregating approximately 12.0 million net rentable square feet. As of September 30, 2014, our real property portfolio was approximately 92.8% leased. Our real property portfolio consists of:

•	25 office properties located in 15 geographic markets, aggregating approximately 5.2 million net rentable square feet, with an aggregate fair value amount of approximately $1.4 billion;

•	31 retail properties located in seven geographic markets, aggregating approximately 3.1 million net rentable square feet, with an aggregate fair value amount of approximately $745.2 million; and

•	13 industrial properties located in nine geographic markets, aggregating approximately 3.7 million net rentable square feet, with an aggregate fair value amount of approximately $263.2 million.

(2)	Approximately $94.7 million in net debt related investments, including (i) investments in mortgage notes of approximately $76.7 million and (ii) investments in mezzanine loans of $18.0 million.

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

•	Cash on hand — As of September 30, 2014, we had approximately $27.8 million of cash and cash equivalents.

•	Cash available under our line of credit — As of September 30, 2014, the unused portion of our revolving credit facility was approximately $302.5 million, of which approximately $147.0 million was available.

•	Cash generated from operations — During the nine months ended September 30, 2014, we generated approximately $62.9 million from operations of our real properties and income from debt related investments.

•	Proceeds from public offerings of equity securities —During the nine months ended September 30, 2014, we raised approximately $68.6 million in gross proceeds from the sale of Class A, W, and I shares in our public offering, including approximately $549,000 under the distribution reinvestment plan. Additionally, during the nine months ended September 30, 2014, we received approximately $15.0 million in proceeds from the distribution reinvestment plan offering of our unclassified shares of common stock, which we refer to as “Class E” shares (the “Class E DRIP Offering”).

•	Proceeds from sales and repayments of existing investments — During the nine months ended September 30, 2014, we sold 15 properties for approximately $207.0 million. After buyer credits, closing costs, the repayment of the related mortgage notes, and the reclassification of certain proceeds to restricted cash, we received net proceeds of $96.6 million. In addition, during that period three of our debt related investments with aggregate principal balances of $29.7 million were repaid to us in full.

We believe that our existing cash balance, the borrowing capacity available to us under the revolving credit facility component of our senior unsecured term loan and revolving line of credit, cash generated from operations, proceeds from our public offerings and our ability to sell investments remains adequate to meet our expected capital obligations for the next twelve months.

Net Asset Value Calculation

Our board of directors, including a majority of our independent directors, has adopted valuation procedures that contain a comprehensive set of methodologies to be used in connection with the calculation of our net asset value (“NAV”) on a daily basis. Altus Group U.S., Inc., an independent valuation firm (the “Independent Valuation Firm”) manages the fundamental element of the valuation process—the valuation of our real property portfolio. Our board of directors, including a majority of our independent directors, approved the Independent Valuation Firm.

The following table sets forth the components of NAV for the Company as of September 30, 2014 and June 30, 2014 (amounts in thousands except per share information). As used below, “Fund Interests” means our Class E shares, Class A shares, Class W shares, and Class I shares, along with the Class E OP Units held by third parties, and “Aggregate Fund NAV” means the NAV of all of the Fund Interests.

	As of September 30, 2014	As of June 30, 2014
Office properties	$1,442,900	$1,354,250
Industrial properties	263,150	261,700
Retail properties	745,155	743,465

Real properties	2,451,205	2,359,415
Debt related investments	94,673	94,414
Cash and other assets, net of other liabilities	663	7,036
Debt obligations	(1,182,819)	(1,139,657)
Outside investor’s interests	(10,310)	(10,570)

Aggregate Fund NAV	$1,353,412	$1,310,638
Total Fund Interests outstanding	190,967	187,310
NAV per Fund Interest	$7.09	$7.00

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

The September 30, 2014 valuation for our real properties was provided by the Independent Valuation Firm in accordance with our valuation procedures and determined starting with the appraised value. The aggregate real property valuation of $2.45 billion compares to a GAAP basis of real properties (before accumulated amortization and depreciation and the impact of intangible lease liabilities) of $2.34 billion, representing an increase of approximately $116.2 million or 5.0%. Certain key assumptions that were used by our Independent Valuation Firm in the discounted cash flow analysis are set forth in the following table based on weighted averages by property type.

	Office	Industrial	Retail	Weighted Average Basis
Exit capitalization rate	6.93%	7.23%	6.75%	6.91%
Discount rate / internal rate of return (“IRR”)	7.63%	7.94%	7.28%	7.56%
Annual market rent growth rate	3.23%	3.21%	3.00%	3.16%
Average holding period	10.9	10.7	10.2	10.7

A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, an increase in the weighted-average annual discount rate/IRR and the exit capitalization rate of 0.25% would reduce the value of our real properties by approximately 1.91% and 1.99%, respectively.

The following table sets forth the quarterly changes to the components of NAV for the company and the reconciliation of NAV changes for each class of shares (amounts in thousands, except per share and footnoted information):

	Total	Class E Common Stock	Class A Common Stock	Class W Common Stock	Class I Common Stock	Class E OP Units
NAV as of June 30, 2014	$1,310,638	$1,159,425	$6,301	$4,641	$51,175	$89,096
Fund level changes to NAV
Realized/unrealized gains on net assets	14,391	12,454	69	53	866	949
Income accrual	23,733	20,630	114	87	1,327	1,575
Net dividend accrual	(16,698)	(14,553)	(63)	(54)	(917)	(1,111)
Advisory fee	(3,901)	(3,391)	(19)	(14)	(218)	(259)
Performance based fee	(189)	(164)	(1)	(1)	(11)	(12)
Class specific changes to NAV
Dealer Manager fee	(37)	—	(10)	(8)	(19)	—
Distribution fee	(8)	—	(8)	—	—	—

NAV as of September 30, 2014 before share sale/redemption activity	$1,327,929	$1,174,401	$6,383	$4,704	$52,203	$90,238
Share sale/redemption activity
Shares sold	44,429	4,905	607	739	38,178	—
Shares redeemed	(18,946)	(14,464)	—	(13)	(966)	(3,503)

NAV as of September 30, 2014	$1,353,412	$1,164,842	$6,990	$5,430	$89,415	$86,735

Shares outstanding as of June 30, 2014	187,310	165,699	901	664	7,313	12,733
Shares sold	6,332	701	86	105	5,440	—
Shares redeemed	(2,675)	(2,041)	—	(2)	(137)	(495)

Shares outstanding as of September 30, 2014	190,967	164,359	987	767	12,616	12,238
NAV per share as of June 30, 2014		$7.00	$7.00	$7.00	$7.00	$7.00
Change in NAV per share		0.09	0.09	0.09	0.09	0.09

NAV per share as of September 30, 2014		$7.09	$7.09	$7.09	$7.09	$7.09

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

The following unaudited table presents a reconciliation of FFO to net income for the three and nine months ended September 30, 2014 and 2013 (amounts in thousands, except per share information):

	For the Three Months Ended September 30,		For the Nine Months Ended, September 30,
	2014	2013	2014	2013
Reconciliation of net earnings to FFO:
Net (loss) income attributable to common stockholders	$(7,039)	$42,074	$23,887	$53,839
Add (deduct) NAREIT-defined adjustments:
Depreciation and amortization expense(1)	21,918	24,285	66,481	83,098
Impairment of real estate property	9,500	—	9,500	—
Loss (gain) on disposition of real property(1)	—	(45,496)	(36,140)	(68,726)
Noncontrolling interests’ share of net (loss) income	(475)	3,257	4,405	4,087
Noncontrolling interests’ share of FFO	(1,712)	(1,976)	(5,002)	(6,052)

FFO attributable to common shares-basic	22,192	22,144	63,131	66,246
FFO attributable to dilutive OP units	1,576	1,688	4,575	5,143

FFO attributable to common shares-diluted	$23,768	$23,832	$67,706	$71,389

FFO per share-basic and diluted	$0.12	$0.12	$0.36	$0.37

Weighted average number of shares outstanding
Basic	178,729	178,201	177,717	178,415

Diluted	191,422	191,783	190,605	192,263

(1)	Includes amounts attributable to discontinued operations.

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

Losses on extinguishment of debt and financing commitments — Losses on extinguishment of debt and financing commitments represent losses incurred as a result of the early retirement of debt obligations and breakage costs and fees incurred related to certain of our derivatives and other financing commitments. Such losses may be due to dispositions of assets, the repayment of debt prior to its contractual maturity. Our management believes that any such losses are not related to our ongoing operations. Accordingly, we believe by excluding losses on extinguishment of debt and financing commitments, Company-Defined FFO provides useful supplemental information for management and investors when evaluating the sustainability of our operating performance.

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

The following unaudited table presents a reconciliation of Company-Defined FFO to FFO for the three and nine months ended September 30, 2014 and 2013 (amounts in thousands, except per share information):

	For the Three Months Ended September 30,		For the Nine Months Ended, September 30,
	2014	2013	2014	2013
Reconciliation of FFO to Company-Defined FFO:
FFO attributable to common shares-basic	$22,192	$22,144	$63,131	$66,246
Add (deduct) our adjustments:
Acquisition-related expenses	214	—	466	—
Loss on extinguishment of debt and financing commitments	—	4	63	699
Noncontrolling interests’ share of NAREIT-defined FFO	1,712	1,976	5,002	6,052
Noncontrolling interests’ share of Company-Defined FFO	(1,726)	(1,976)	(5,037)	(6,103)

Company-Defined FFO attributable to common shares-basic	22,392	22,148	63,625	66,894
Company-Defined FFO attributable to dilutive OP units	1,590	1,688	4,611	5,194

Company-Defined FFO attributable to common shares-diluted	$23,982	$23,836	$68,236	$72,088

Company-Defined FFO per share-basic and diluted	$0.13	$0.12	$0.36	$0.37

Weighted average number of shares outstanding
Basic	178,729	178,201	177,717	178,415

Diluted	191,422	191,783	190,605	192,263

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

Our Operating Results

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

The following unaudited table illustrates the changes in rental revenue, rental expenses and net operating income for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. Our same store portfolio includes 66 properties acquired prior to January 1, 2013 and owned through September 30, 2014, comprising approximately 11.3 million square feet. A discussion of these changes follows the table (dollar amounts in thousands):

	For the Three Months Ended September 30,
	2014	2013	$ Change	% Change
Revenue
Base rental revenue-same store (1)	$44,222	$43,379	$843	2%
Other rental revenue-same store	7,900	7,822	78	1%

Total rental revenue-same store	52,122	51,201	921	2%
Rental revenue-2013/2014 acquisitions/dispositions (3)	4,671	912	3,759	412%

Total rental revenue	56,793	52,113	4,680	9%
Debt related income	1,798	2,309	(511)	-22%

Total revenue	$58,591	$54,422	$4,169	8%

Rental Expenses
Same store	$10,993	$10,488	$505	5%
2013/2014 acquisitions/dispositions (3)	1,811	357	1,454	407%

Total rental expenses	$12,804	$10,845	$1,959	18%

Net Operating Income (2)
Real property-same store	$41,129	$40,713	$416	1%
Real property-2013/2014 acquisitions/dispositions (3)	2,860	555	2,305	415%
Debt related income	1,798	2,309	(511)	-22%

Total net operating income	$45,787	$43,577	$2,210	5%

(1)	Base rental revenue represents contractual base rental revenue earned by us from our tenants and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above-market intangible lease assets or the amortization of below-market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as expense recovery revenue are included in the line item referred to as “other rental revenue.”
(2)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “—How We Measure Our Performance—Net Operating Income” above. See also Note 10 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.
(3)	Excludes amounts associated with our discontinued operations.

Rental Revenue

Total rental revenue increased by approximately $4.7 million, or 9%, for the three months ended September 30, 2014, compared to the same period in 2013, primarily due to our acquisition of three additional operating properties during 2013 and 2014, and improved performance within our same store portfolio.

Same store base rental revenue increased approximately $843,000 for the three months ended September 30, 2014, compared to the same period in 2013. The increase comprised (i) a $1.8 million increase in our same store office portfolio, resulting from an increase in average percentage leased square feet year-over-year of 177 basis points, and the expiration of rental concessions, and (ii) a $231,000 increase in our same store retail portfolio, partially offset by a $1.2 million decrease in our same store industrial portfolio due largely to a 1041 basis point decline in average percentage leased square feet (from 99.3% to 88.9%). At the total same store portfolio level, the increase is due to a $0.80 per leased square foot year-over-year increase in our average base rent (from $15.99 to $16.79), partially offset by a 280 basis point year-over-year decrease in our average percentage leased square feet (from 95.7% to 92.9%).

Debt Related Income

Debt related income decreased for the three months ended September 30, 2014, compared to the same period in 2013. The decrease is primarily attributable to the repayments of debt related investments of approximately $34.9 million since June 30, 2013, partially offset by the investment of approximately $8.9 million in debt related investments in the same period.

Rental Expenses

Total rental expenses increased by approximately $2.0 million, or 18%, for the three months ended September 30, 2014, compared to the same period in 2013, primarily due to an increase in property taxes within our same store portfolio, and our acquisition of three additional operating properties during 2013 and 2014.

Other Operating Expenses

General and administrative expenses: General and administrative expenses increased for the three months ended September 30, 2014, compared to the same period in 2013, primarily due to an increase in costs related to current year business development activity, including costs related to acquisition activity.

Impairment of real estate property: During the three months ended September 30, 2014, we recorded a $9.5 million impairment related to a wholly-owned retail property in the Pittsburgh, PA market. We did not record any impairment loss during the three months ended September 30, 2013.

Other Income (Expenses)

Interest expense: Interest expense decreased for the three months ended September 30, 2014, compared to the same period in 2013, due to (i) lower overall borrowings, particularly lower mortgage notes and other secured borrowings, resulting from our repayment of debt upon the disposition of real properties and the repayment of debt related investments, and (ii) lower cost of borrowings due to a decrease in the weighted average interest rate on our outstanding debt. The following table further describes our interest expense by debt obligation, and includes amortization of deferred financing costs, amortization related to our derivatives, and amortization of discounts and premiums (amounts in thousands):

	For the Three Months Ended September 30,
Debt Obligation	2014	2013
Mortgage notes	$12,435	$14,694	(1)
Unsecured borrowings	2,194	2,189
Other secured borrowings	342	416
Financing obligations	305	304

Total interest expense	$15,276	$17,603

(1)	Includes interest expense attributable to discontinued operations of $1.7 million for the three months ended September 30, 2013.

Gain on sale of real property: During the three months ended September 30, 2014, we recorded no gain or loss on sale of real property due to a lack of disposition activity. During the three months ended September 30, 2013, we disposed of two office properties, related to which we recorded gains on the sale of real property of approximately $45.5 million, which is classified within discontinued operations.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

The following unaudited table illustrates the changes in rental revenue, rental expenses and net operating income for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. Our same store portfolio includes 66 properties acquired prior to January 1, 2013 and owned through September 30, 2014, comprising approximately 11.3 million square feet. A discussion of these changes follows the table (dollar amounts in thousands):

	For the Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Revenue
Base rental revenue-same store (1)	$132,014	$128,199	$3,815	3%
Other rental revenue- same store	23,962	23,129	833	4%

Total rental revenue-same store	155,976	151,328	4,648	3%
Rental revenue-2013/2014 acquisitions/dispositions (3)	10,957	2,620	8,337	318%

Total rental revenue	166,933	153,948	12,985	8%
Debt related income	5,571	7,659	(2,088)	-27%

Total revenue	$172,504	$161,607	$10,897	7%

Rental Expenses
Same store	$33,295	$30,805	$2,490	8%
2013/2014 acquisitions/dispositions (3)	4,652	885	3,767	426%

Total rental expenses	$37,947	$31,690	$6,257	20%

Net Operating Income (2)
Real property-same store	$122,681	$120,523	$2,158	2%
Real property-2013/2014 acquisitions/dispositions (3)	6,305	1,735	4,570	263%
Debt related income	5,571	7,659	(2,088)	-27%

Total net operating income	$134,557	$129,917	$4,640	4%

(1)	Base rental revenue represents contractual base rental revenue earned by us from our tenants and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above-market intangible lease assets or the amortization of below-market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as expense recovery revenue are included in the line item referred to as “other rental revenue.”
(2)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “—How We Measure Our Performance—Net Operating Income” above. See also Note 10 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.
(3)	Excludes amounts associated with our discontinued operations.

Rental Revenue

Total rental revenue increased by approximately $13.0 million, or 8%, for the nine months ended September 30, 2014, compared to the same period in 2013, primarily due to our acquisition of three additional operating properties during 2013 and 2014, and improved performance within our same store portfolio.

Same store base rental revenue increased approximately $3.8 million for the nine months ended September 30, 2014, compared to the same period in 2013. The increase comprised (i) a $6.2 million increase in our same store office portfolio, resulting primarily from a 252 basis point increase in average percentage leased square feet year-over-year and the expiration of rental concessions, and (ii) a $700,000 increase in our same store retail portfolio, partially offset by a $3.0 million decrease in our same store industrial portfolio due largely to a 1063 basis point decline in average percentage leased square feet (from 99.7% to 89.1%). At the total same store portfolio level, the increase is due to a $0.90 year-over-year increase in our average base rent per leased square foot (from $15.84 to $16.74), partially offset by a 244 basis point year-over-year decrease in our average percentage leased square feet (from 95.2% to 92.8%).

Same store other rental revenue increased approximately $833,000, or 4%, for the nine months ended September 30, 2014 compared to the same period in 2013. The increase is primarily due to an increase in recoverable operating expenses within our same store portfolio, partially offset by a decrease in our straight line rent adjustment within our same store portfolio, due to the increase in the rent rate of certain tenants and the expiration of free rent periods.

Debt Related Income

Debt related income decreased for the nine months ended September 30, 2014, compared to the same period in 2013. The decrease is primarily attributable to the repayments of debt related investments of approximately $91.3 million during 2013 and 2014, partially offset by the investment of approximately $14.4 million in debt related investments in the same period.

Rental Expenses

Total rental expenses increased by approximately $6.3 million, or 20%, for the nine months ended September 30, 2014, compared to the same period in 2013. The increase is primarily due to an increase in property taxes, utilities expenses and property management fees within our same store portfolio, and our acquisition of three additional operating properties during 2013 and 2014.

Other Operating Expenses

General and administrative expenses: General and administrative expenses increased for the nine months ended September 30, 2014, compared to the same period in 2013, primarily due to an increase in costs related to current year business development activity, including costs related to acquisition activity, and increased personnel costs due to the addition of our president in July 2013.

Impairment on real estate property: During the nine months ended September 30, 2014, we recorded a $9.5 million impairment related to a wholly-owned retail property in Pittsburgh, PA market. We did not record any impairment loss during the nine months ended September 30, 2013.

Other Income (Expenses)

Interest expense: Interest expense decreased for the nine months ended September 30, 2014, compared to the same period in 2013, due to (i) lower overall borrowings, resulting from our repayment of secured debt upon the disposition of real properties and the repayment of debt related investments, and (ii) lower cost of borrowings due to a decrease in the weighted average interest rate on our outstanding debt. The following table further describes our interest expense by debt obligation, and includes amortization of deferred financing costs, amortization related to our derivatives, and amortization of discounts and premiums (amounts in thousands):

	For the Nine Months Ended September 30,
Debt Obligation	2014	2013
Mortgage notes (1)	$38,507	$50,432
Unsecured borrowings	6,398	6,322
Other secured borrowings	1,036	2,573
Financing obligations	904	900

Total interest expense	$46,845	$60,227

(1)	Includes interest expense attributable to discontinued operations of $296,000 and $11.4 million for the nine months ended September 30, 2014 and 2013, respectively.

Gain on sale of real property: During the nine months ended September 30, 2014, we disposed of (i) a portfolio of 12 industrial properties, for which we recorded a gain on sale of real property of approximately $29.5 million, which is classified within discontinued operations, (ii) a retail property in the Boston market, for which we recorded a gain on sale of real property of approximately $2.3 million, (iii) an office property in the Little Rock, Arkansas market, for which we recorded a gain on sale of real property of approximately $1.4 million, (iv) an office property in the East Bay, California market, for which we recorded a gain on sale of real property of approximately $2.8 million, and (v) a land parcel in the Denver, Colorado market, for which we recorded a gain on sale of real property of approximately $93,000. During the nine months ended September 30, 2013, we disposed of seven industrial properties and five office properties, for which we recorded gains on the sale of real property of approximately $68.7 million, all of which is classified within discontinued operations.

Liquidity and Capital Resources

Liquidity Outlook

We believe our existing cash balance, our available credit under our line of credit, cash from operations, additional proceeds from our public offerings, proceeds from the sale of existing investments, and prospective debt or equity issuances will be sufficient to meet our liquidity and capital needs for the foreseeable future, including the next 12 months. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, distribution payments, debt service payments, including debt maturities of approximately $114.9 million, all of which are subject to certain extension options, share redemption payments, acquisitions of real property and debt related investments.

In order to maintain a reasonable level of liquidity for redemptions of Class A, Class W and Class I shares pursuant to our Class A, W and I Share Redemption Program, we intend to generally maintain under normal circumstances the following aggregate allocation to liquid assets: (1) 10% of the aggregate NAV of our outstanding Class A, Class W and Class I shares up to $1 billion of collective Class A, Class W and Class I share NAV, and (2) 5% of the aggregate NAV of our outstanding Class A, Class W and Class I shares in excess of $1 billion of collective Class A, Class W and Class I share NAV. However, our board of directors has the right to modify, suspend or terminate our Class A, W and I Share Redemption Program if it deems such action to be in the best interest of our stockholders. As of September 30, 2014, the aggregate NAV of our outstanding Class A, Class W and Class I shares was approximately $101.8 million.

We calculate our leverage for reporting purposes as our total borrowings, calculated on a GAAP basis, divided by the fair value of our real property and debt related investments. Based on this methodology, as of September 30, 2014, our leverage was 47%. There are other methods of calculating our overall leverage ratio that may differ from this methodology, such as the methodology used in determining our compliance with corporate borrowing covenants.

As of September 30, 2014, we had approximately $27.8 million of cash compared to $24.8 million as of December 31, 2013. The following discussion summarizes the sources and uses of our cash during the nine months ended September 30, 2014.

Operating Activities

Net cash provided by operating activities was approximately $62.9 million for the nine months ended September 30, 2014, compared to $62.7 million for the same period in 2013. Net cash from operating activities remained consistent with the same period in 2013 largely due to (i) a decrease in the net operating income of our real properties, primarily due to disposition activity, and (ii) a decrease in our debt related investment income, being mostly offset by a decrease in cash paid for interest on borrowings.

Lease Expirations

Our primary source of funding for our property-level operating expenses and debt service payments is rent collected pursuant to our tenant leases. Our operating portfolio was approximately 92.8% leased as of September 30, 2014, compared to approximately 95.9% as of September 30, 2013. Our properties are generally leased to tenants for terms ranging from three to ten years. As of September 30, 2014, the weighted average remaining term of our leases was approximately 7.0 years, based on contractual remaining base rent, and 5.4 years, based on square footage. The following is a schedule of expiring leases for our consolidated operating properties by annualized base rent and square footage as of September 30, 2014 and assuming no exercise of lease renewal options (dollar amounts and square footage in thousands):

	Lease Expirations
Year	Number of Leases Expiring	Annualized Base Rent (1)%		Square Feet	%
2014(2)	62	$3,155	1.6%	325	2.9%
2015	98	13,714	7.0%	999	9.0%
2016	73	22,829	11.7%	1,032	9.3%
2017	62	44,334	22.6%	1,808	16.2%
2018	81	9,219	4.7%	398	3.6%
2019	94	31,657	16.2%	1,597	14.3%
2020	49	12,832	6.5%	618	5.5%
2021	24	16,686	8.5%	1,754	15.8%
2022	21	8,875	4.5%	515	4.6%
2023	20	17,488	8.9%	835	7.5%
Thereafter	31	15,209	7.8%	1,255	11.3%

Total	615	$195,998	100.0%	11,136	100.0%

(1)	Annualized base rent represents the annualized monthly base rent of leases executed as of September 30, 2014.
(2)	Represents the number of leases expiring and annualized base rent for the remainder of 2014. Includes leases that are on a month-to-month basis at annualized amounts.

During the nine months ended September 30, 2014, we signed new leases for approximately 193,000 square feet and renewal leases for approximately 1,599,000 square feet. Tenant improvements and leasing commissions related to these leases were approximately $7.1 million and $3.8 million, respectively, or $3.94 and $2.10 per square foot, respectively.

Investing Activities

Net cash provided by investing activities was approximately $22.6 million for the nine months ended September 30, 2014, compared to approximately $114.0 million provided by investing activities for the same period in 2013. The decrease is primarily due to (i) the cash paid to acquire two operating properties during the nine months ended September 30, 2014, compared to no acquisition activity during the same period in 2013, and (ii) less proceeds from disposition of real properties during the nine months ended September 30, 2014, partially offset by (i) a lack of investment in debt related investments during the nine months ended September 30, 2014, compared to investment in debt related investments of approximately $9.3 million during the nine months ended September 30, 2013, and (ii) a decrease in capital expenditures in real properties during the nine months ended September 30, 2014. During the nine months ended September 30, 2014 and 2013, we incurred approximately $10.2 million and $16.9 million in capital expenditures related to our real property portfolio, respectively.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2014 was approximately $82.5 million and primarily comprised (i) redemptions of common shares and noncontrolling interests, (ii) the repayment of mortgage note borrowings, and (iii) distributions to common stockholders and noncontrolling interests, partially offset by (i) proceeds from the sale of common stock, and (ii) proceeds from line of credit borrowings. Net cash used in financing activities during the nine months ended September 30, 2013 was approximately $173.5 million and primarily comprised (i) the repayment of line of credit, mortgage note and other secured borrowings, (ii) redemptions of common shares and noncontrolling interests, and (iii) distributions to common stockholders and noncontrolling interests, partially offset by proceeds from the sale of common stock.

During the nine months ended September 30, 2014, we raised approximately $68.6 million in proceeds from the sale of Class A, W, and I shares, including approximately $549,000 under the distribution reinvestment plan. We have offered and will continue to offer Class E shares of common stock through the Class E DRIP Offering. The amount raised under the Class E DRIP Offering decreased by approximately $1.2 million to approximately $15.0 million for the nine months ended September 30, 2014, from approximately $16.2 million for the same period in 2013.

Debt Maturities

Four of our mortgage notes with an aggregate outstanding balance as of September 30, 2014 of approximately $86.0 million, and our repurchase facility with an outstanding balance as of September 30, 2014 of $37.3 million, have initial maturities before January 1, 2016. Of these borrowings, the repurchase facility has extension options beyond December 31, 2015. These extension options are subject to certain lender covenants and restrictions that we must meet to extend the maturity date. We currently believe that we will qualify for and expect to exercise our extension options. However, we cannot guarantee that we will meet the requirements to extend the repurchase facility upon its current maturity. In the event that we do not qualify to extend the repurchase facility, we expect to repay it with proceeds from new borrowings.

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

The following table sets forth relationships between the amount of distributions declared for such period and the amount reported as cash flow from operations in accordance with GAAP for the three and nine months ended September 30, 2014 and 2013 (dollar amounts in thousands):

	For the Three Months Ended				For the Nine Months Ended
Distributions:	September 30, 2014	% of Total Distributions	September 30, 2013	% of Total Distributions	September 30, 2014	% of Total Distributions	September 30, 2013	% of Total Distributions
Common stock distributions paid in cash	$10,327	61.7%	$10,292	61.3%	$30,955	61.8%	$30,838	60.5%
Other cash distributions (1)	1,140	6.8%	1,199	7.1%	3,552	7.1%	4,197	8.2%

Total cash distributions	$11,467	68.5%	$11,491	68.5%	$34,507	68.9%	$35,035	68.7%
Common stock distributions reinvested in common shares	5,263	31.5%	5,291	31.5%	15,603	31.1%	15,969	31.3%

Total distributions	$16,730	100.0%	$16,782	100.0%	$50,110	100.0%	$51,004	100.0%

Sources of distributions:
Cash flow from operations (2)(3)	$16,730	100.0%	$16,782	100.0%	$50,110	100.0%	$51,004	100.0%
Financial performance metric:
NAREIT-defined FFO (4)	$23,768	142.1%	$23,832	142.0%	$67,706	135.1%	$71,389	140.0%

(1)	Other cash distributions include distributions declared for OP Units for the respective period, and regular distributions made during the period to our joint venture partners that are noncontrolling interest holders, which exclude distributions of disposition proceeds related to properties sold by the joint ventures.
(2)	Commencing on January 1, 2009, expenses associated with the acquisition of real property, including acquisition fees paid to our Advisor and gains or losses related to the change in fair value of contingent consideration related to the acquisition of real property, are recorded to earnings and as a deduction to our cash from operations. We incurred acquisition costs of approximately $214,000 and $466,000 during the three and nine months ended September 30, 2014. We did not incur any acquisition costs during the three and nine months ended September 30, 2013.
(3)	Our long-term strategy is to fund the payment of quarterly distributions to investors entirely from our operations. There can be no assurance that we will achieve this strategy. In periods where cash flows from operations are not sufficient to fund distributions, we fund any shortfall with proceeds from borrowings.
(4)	NAREIT-defined FFO is an operating metric and should not be used as a liquidity measure. However, management believes the relationship between NAREIT-defined FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. The definition of NAREIT-defined FFO, a reconciliation to GAAP net income, and a discussion of NAREIT-defined FFO’s inherent limitations are provided in “How We Measure Our Performance” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations” included in this Quarterly Report on Form 10-Q.”

Redemptions

The following table sets forth relationships between the amount of redemption requests received by us pursuant to our Class E Share Redemption Program, the resulting pro-rata redemption caps, and actual amounts of Class E shares redeemed under the redemption program for each of the last four quarterly periods (share amounts in thousands):

For the Quarter Ended:	Number of Class E Shares Requested for Redemption	Number of Class E Shares Redeemed	Percentage of Class E Shares Requested for Redemption Redeemed	Percentage of Class E Shares Requested for Redemption Redeemed Pro Rata (1)	Average Price Paid per Share
December 31, 2013	15,368	2,004	13.0%	9.6%	$6.93
March 31, 2014	17,974	1,845	10.3%	6.7%	6.96
June 30, 2014	16,896	5,166	30.6%	26.5%	7.00
September 30, 2014	17,597	2,041	11.6%	8.5%	7.09

Average	16,959	2,764	16.3%	12.7%	$7.00

(1)	Represents redemptions of shares from investors that did not qualify for death or disability.

Additionally, during the third quarter of 2014, we satisfied 100% of redemption requests received pursuant to our Class A, W and I Share Redemption Program; we redeemed approximately 137,000 Class I shares and 2,000 Class W shares for a weighted average price of approximately $7.04 per share pursuant to our Class A, W and I Share Redemption Program. See “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q for more information regarding redemptions of shares during the three months ended September 30, 2014.

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

As of September 30, 2014, the outstanding principal balance of variable rate debt related investments indexed to LIBOR rates was $25.0 million. If the LIBOR rates relevant to our variable rate debt related investments were to decrease 10%, we estimate that our quarterly interest income would decrease by approximately $1,000 based on the LIBOR rates and our outstanding floating-rate debt related investments as of September 30, 2014.

As of September 30, 2014, the fair value of our fixed rate debt was $862.6 million and the carrying value of our fixed rate debt was $825.6 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of September 30, 2014. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of September 30, 2014, we had approximately $125.8 million of unhedged variable rate borrowings outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our remaining variable rate borrowings were to increase 10%, we estimate that our quarterly interest expense would increase by approximately $5,000 based on our outstanding floating-rate debt as of September 30, 2014.

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

Internal Control Over Financial Reporting

During our third fiscal quarter of 2014, we migrated certain of our financial processes to an automated systems solution. In connection with these implementations and the resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain suitable controls over our financial reporting.

Except as described above, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Please see the risk factors discussed in Item 1A of Part I of our Annual Report on Form 10-K filed with the Commission on March 10, 2014, Item 1A of Part II of our Quarterly Report on Form 10-Q filed with the Commission on May 13, 2014, and Item 1A of Part II of our Quarterly Report on Form 10-Q filed with the Commission on August 12, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Redemption Program and other redemptions

As of September 30, 2014, no material changes had occurred to our Class E Share Redemption Program (the “Class E SRP”) or our separate Class A, W and I Share Redemption Program (the “Class AWI SRP”) as discussed in Item 5 of our Annual Report on Form 10-K filed with the Commission on March 10, 2014.

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

In aggregate, for the three months ended September 30, 2014, we redeemed approximately 2.2 million shares of common stock pursuant to the Class E SRP and Class AWI SRP for approximately $15.4 million, as described further in the table below.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
July 1 - July 31, 2014	26,773	$7.00	26,773	—
August 1 - August 31, 2014	92,550	7.04	92,550	—
September 1 - September 30, 2014	2,060,463	7.09	2,060,463	—

Total	2,179,786	$7.08	2,179,786	—

(1)	Redemptions are limited under the Class E SRP and the Class AWI SRP as described above. We redeemed all Class A, W, and I shares that were requested to be redeemed during the three months ended September 30, 2014. As of September 30, 2014, we had capacity under the Class AWI SRP to redeem up to $660,000 in Class A shares, $950,000 in Class W shares, and $38.0 million in Class I shares. Pursuant to the Class AWI SRP, this capacity resets at the beginning of each quarter.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

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

ITEM 6.	EXHIBITS

3.1	Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed March 21, 2012

3.2	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.3	Articles Supplementary (Class A shares), incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.4	Articles Supplementary (Class W shares), incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.5	Articles Supplementary (Class I shares), incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.6	Certificate of Correction to Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 26, 2014

3.7	Fifth Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed March 26, 2014

4.1	Fourth Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed July 12, 2012

4.2	Class E Share Redemption Program, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed July 12, 2012

4.3	Amended and Restated Class A, W and I Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed September 26, 2013

4.4	Statement regarding transfer restrictions, preferences, limitations and rights of holders of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-11 (No. 333-175989), filed April 15, 2013

10.1	Primary Dealer Fee Extension Notice, dated July 21, 2014, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed July 23, 2014

10.2	Amendment No. 1 to Selected Dealer Agreement with Raymond James & Associates, Inc., dated July 21, 2014, incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K, filed July 23, 2014

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Consent of Altus Group U.S., Inc.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

Date: November 12, 2014	/s/ JEFFREY L. JOHNSON
Jeffrey L. Johnson Chief Executive Officer

Date: November 12, 2014	/s/ M. KIRK SCOTT
M. Kirk Scott Chief Financial Officer and Treasurer