Form 10-K
period 2014-12-31
Dividend Capital Diversified Property Fund Inc.
filed 2015-03-03
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no established market for the Registrant’s shares of common stock. The Registrant publishes a daily net asset value (“NAV”), based on procedures and methodologies established by its board of directors, with an NAV on June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, of $7.00 per share for its unclassified shares of common stock (referred to as “Class E” shares) and each of its Class A, Class W and Class I classes of common stock. As of December 31, 2014, the daily NAV was $7.16 per share for each of its Class E, Class A, Class W and Class I classes of common stock.

There were approximately 165,699,292 outstanding shares of Class E common stock, 900,543 outstanding shares of Class A common stock, 663,600 outstanding shares of Class W common stock, and 7,313,481 outstanding shares of Class I common stock, held by non-affiliates, as of June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of February 24, 2015, 163,711,719 shares of Class E common stock, 1,214,474 shares of Class A common stock, 1,144,032 shares of Class W common stock, and 13,317,391 shares of Class I common stock of the Registrant, each with a par value $0.01 per share, were outstanding.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2014

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

Our Portfolio

We are currently invested in a diverse portfolio of real properties and, to a lesser extent, real estate-related debt investments. Our investment in real property consists of office, industrial, and retail properties located in the United States. As of December 31, 2014, our real property portfolio was approximately 93.7% leased. Additionally, we are invested in certain real estate-related debt investments, including originating and participating in mortgage loans secured by real estate, and mezzanine debt (herein referred to as “debt related investments”).

As of December 31, 2014, we had total gross investments with an estimated fair value of approximately $2.6 billion (calculated in accordance with our valuation procedures), comprised of approximately $2.5 billion in gross investments in real property and approximately $95.0 million in net debt related investments.

As of December 31, 2014, we had four reportable operating segments: office property, industrial property, retail property and debt related investments. Operating results from our business segments are discussed further in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Whenever we refer to the “fair value” of our real estate investments in this Annual Report on Form 10-K, we are referring to the fair value as determined pursuant to our valuation procedures, unless stated otherwise.

Our Advisor

We are managed by the Advisor, which is wholly owned by our Sponsor. Our Advisor was formed as a Delaware limited liability company in April 2005. Subject to oversight by our board of directors, we rely on our Advisor to manage our day-to-day activities and to implement our investment strategy. In addition, subject to the oversight, review and approval of our board of directors, our Advisor undertakes to, among other things, research, identify, review and make investments in and dispositions of real property and real estate-related investments on our behalf consistent with our investment policies and objectives. Our Advisor performs its duties and responsibilities under an advisory agreement with us (the “Advisory Agreement”) as a fiduciary of ours and our stockholders. The term of the Advisory Agreement is for one year, subject to renewals by our board of directors for an unlimited number of successive one-year periods. The current term of the Advisory Agreement expires on June 30, 2015. Our officers and our two interested directors are all employees of an affiliate of our Advisor.

Our Offerings

On July 12, 2012, we commenced an ongoing public offering of up to $3,000,000,000 of our shares of common stock, of which $2,250,000,000 of shares are expected to be offered to the public in a primary offering and $750,000,000 of shares are expected to be offered to our stockholders pursuant to an amended and restated distribution reinvestment plan (subject to our right to reallocate such amounts). In the offering, we are offering to the public three classes of shares: Class A shares, Class W shares and Class I shares with net asset value (“NAV”) based pricing. We are offering to sell any combination of Class A shares, Class W shares and Class I shares with a dollar value up to the maximum offering amount.

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

As of December 31, 2014, we had approximately 163,067,835 Class E shares, 1,187,215 Class A shares, 1,116,698 Class W shares, and 13,027,931 Class I shares outstanding, and our Operating Partnership had outstanding OP Units held by third-party investors representing approximately a 6.4% limited partnership interest.

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

Our Operating Partnership

We own all of our interests in our investments through our Operating Partnership or its subsidiaries. We are the sole general partner of our Operating Partnership. In addition, we have contributed 100% of the proceeds received from our offerings of common stock to our Operating Partnership in exchange for partnership units representing our interest as a limited partner of the Operating Partnership. As of December 31, 2014, we held a 93.6% limited partnership interest in the Operating Partnership. We refer to partnership units in the Operating Partnership as “OP Units.” As of December 31, 2014, our Operating Partnership had outstanding OP Units held by third-party investors representing approximately a 6.4% limited partnership interest. These units were issued by the Operating Partnership in connection with its exercise of options to acquire certain fractional interests in real estate that was previously sold to such investors pursuant to private placements previously conducted by the Operating Partnership. The holders of OP Units (other than us) generally have the right to cause the Operating Partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both.

Our Operating Partnership has classes of OP Units that correspond to our four classes of common stock: Class E OP Units, Class A OP Units, Class W OP Units and Class I OP Units. The OP Units of each class are economically equivalent to the same respective class of our common stock. We sometimes refer to our Class E shares, Class A shares, Class W shares and Class I shares, along with the OP Units held by third parties, collectively as “Fund Interests” because they all represent interests held by investors in our Operating Partnership, through which we own all of our investments and conduct all of our operations. We sometimes refer to the NAV of all of the Fund Interests as the “Aggregate Fund NAV.”

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

Our NAV is calculated for each of our share classes after the end of each business day that the New York Stock Exchange is open for unrestricted trading by ALPS Fund Services Inc., a third-party firm approved by our board of directors, including a majority of our independent directors (our “NAV Accountant”). Our NAV is not audited by our independent registered public accounting firm. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Exhibit 99.1 of this Annual Report on Form 10-K for a more detailed description of our valuation procedures and valuation components, and our NAV as of December 31, 2014.

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

Investment Strategy

Our investment strategy is designed to focus on generating income to support the quarterly dividend, on protecting capital and on growing net asset value over time. We seek to leverage our extensive knowledge of targeted real estate markets and property types to capitalize on opportunities where there is a disconnect between our assessment of an investment’s intrinsic value relative to market value. In addition, we seek to optimize the value of our portfolio through strategic financing, diligent asset management and selective asset disposition.

We believe that the real estate market is cyclical, with different demand for property types at different times. Although we do not invest for the short term, we are active portfolio managers and we will seek to take advantage of opportunities to acquire or dispose of assets presented to us by real estate markets. One reason we focus on multiple property types and markets is to increase our ability to take advantage of these market cycles. We believe that the more opportunities we see to invest our capital, the more selective we can be in choosing strategic and accretive investments, which we believe may result in attractive total returns for our stockholders. Seeing more opportunities may also allow us to be consistent and meaningful investors throughout different cycles. When we believe one market is overvalued, we patiently wait and focus on another market that we believe is overlooked.

We also believe that value is based on the investment’s ability to produce cash flow and not what the next buyer will pay at any point in time. We focus on select, targeted markets that exhibit characteristics of being supply-constrained with strong demand from tenants seeking quality space.

We primarily target direct investments in our four target property categories of office, industrial, retail and multifamily. Although we do not currently own multifamily investments, we will consider multifamily investment opportunities going forward. Also, through the disposition of assets, our ownership of industrial assets has declined and is expected to further decline to less than 5% of our portfolio if and when certain pending dispositions are completed. To a lesser extent we may invest in other types of real estate including, but not limited to, hospitality, medical offices, student housing and unimproved land. We anticipate that the majority of our real property investments will be made in the United States, although we may also invest in Canada and Mexico, and potentially elsewhere on a limited basis, to the extent that opportunities exist that may help us meet our investment objectives.

To provide diversification to our portfolio, we have and may continue to invest in real estate-related debt, which will generally include originating and participating in mortgage loans secured by real estate, mezzanine debt and other related investments. Any investments in real estate-related securities will generally focus on equity issued by public and private real estate companies and certain other securities, with the primary goal of such investments being the preservation of liquidity in support of our share redemption program.

In 2014, we disposed of approximately $230.5 million of assets and we acquired approximately $138.9 million of assets. The assets that we sold were generally higher-yielding than the new assets we acquired, although we believe the acquired assets exhibit greater potential for revenue growth going forward. We believe that market conditions may cause us to continue to explore in certain markets the disposition of higher-yielding assets and in certain target markets the acquisition of assets that may generate lower yields but with greater growth potential. In this regard, on December 9, 2014, we entered into an agreement to sell a portfolio of twelve office and industrial properties comprising approximately 2.7 million net rentable square feet for a gross sales price of approximately $398.6 million. On January 15, 2015, the due diligence period for the prospective buyer expired and the $6.0 million deposit became non-refundable. The contract remains subject to various contingencies, and we cannot provide assurance whether or when this transaction will close. The current outside closing date is April 30, 2015, although such closing may occur earlier upon satisfaction of certain conditions. Although there can be no assurance that we will pursue this strategy or be successful in its execution, this may mean that, for some period of time, higher-yielding assets are sold from our portfolio in exchange for assets that initially may produce lower current income but which we believe will generate increased income over time through increased tenant demand and rental rate growth in order to generate long term growth in net asset value.

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

Real Property

We generally utilize a long-term hold strategy for strategic investments within our portfolio of real estate assets. The majority of our current portfolio consists of primarily “core” or “core-plus” properties that have significant operating histories and existing leases whereby a significant portion of the total investment return is expected to be derived from current income. In addition, we have invested in a relatively smaller proportion of “value added” opportunities that have arisen in circumstances where we have determined that a real property may be situationally undervalued or where product re-positioning, capital expenditures and/or improved property management may increase cash flows, and where the total investment return is generally expected to have a relatively larger component derived from capital appreciation. As described above, although we do not invest for the short term, we are active portfolio managers and we will seek to take advantage of opportunities to acquire or dispose of assets presented to us by the real estate market. As of December 31, 2014, we had invested in a total of 68 operating properties located in 24 geographic markets throughout the United States at a total gross investment amount of approximately $2.5 billion aggregating approximately 11.9 million net rentable square feet. Furthermore, we have invested in a small number of “opportunistic” real property investments, and may pursue similar opportunities in the future, that are either under-leased at acquisition or present expansion or re-development opportunities, where we may realize a significant portion of the total investment return from value appreciation.

Debt Related Investments

To date, our debt related investments have consisted primarily of (i) originations of and participations in commercial mortgage loans secured by real estate, (ii) B-notes, and (iii) mezzanine debt and other related investments secured by equity interests in entities that indirectly own real properties. As of December 31, 2014, we had 11 distinct debt related investments secured by real properties (or by equity interests in entities that indirectly own real properties) located in 10 geographic markets with a total net investment amount of approximately $95.0 million.

Diversification Across Real Property Sectors

Through our investments in real properties and debt related investments, we made direct investments, via equity interests and/or joint ventures, in real properties in multiple sectors, including office, industrial, and retail. In the future, we may also invest in multifamily, hospitality, and other real property types.

The chart below describes the diversification of our investment portfolio across real property type. Percentages in the chart correspond to the fair value as of December 31, 2014.

Diversification Across Geographic Regions

Through our investments in real property and debt related investments, we also seek diversification across multiple geographic regions primarily located in the United States. The chart below shows the current allocations of our real property investments across geographic regions within the continental United States. Percentages in the chart correspond to our fair value as of December 31, 2014. As of December 31, 2014, our real property investments were geographically diversified across 24 markets. Our debt related investments are located in six additional markets resulting in a combined portfolio allocation across 30 markets.

To date, and for the foreseeable future, the majority of our real property investments will be made in the United States, although we may also invest in Canada and Mexico, and potentially elsewhere on a limited basis, to the extent opportunities exist that may help us meet our investment objectives.

Diversification Across Tenant Profiles and Lease Terms

We believe that the tenant base that occupies our real property assets is generally stable and well-diversified. As of December 31, 2014, our consolidated operating real properties had leases with approximately 475 tenants. We intend to maintain a well-diversified mix of tenants to limit our exposure to any single tenant or industry. Our diversified investment strategy inherently provides for tenant diversity, and we continue to monitor our exposure relative to our larger tenant industry sectors. The following table describes our top ten tenant industry sectors based on annualized base rent as of December 31, 2014.

Industry Sector	Number of Leases	Annualized Base Rent (1)	% of Annualized Base Rent	Occupied Square Feet	% of Occupied Square Feet
Professional, Scientific and Technical Services	97	$31,015	15.7%	1,368	12.3%
Securities, Commodities, Fin. Inv./Rel. Activities	32	26,243	13.3%	709	6.4%
Food and Beverage Stores	37	24,501	12.4%	1,617	14.5%
Publishing Information (except Internet)	3	18,173	9.2%	410	3.7%
Administrative and Support Services	25	6,654	3.4%	336	3.0%
Insurance Carriers and Related Activities	10	6,556	3.3%	395	3.5%
Telecommunications	12	6,288	3.2%	442	4.0%
Clothing and Clothing Accessories Stores	26	5,405	2.8%	454	4.1%
Credit Intermediation and Related Activities	45	5,318	2.7%	177	1.6%
Chemical Manufacturing	3	5,296	2.7%	461	4.1%
Other (2)	342	61,578	31.3%	4,757	42.8%

Total	632	$197,027	100.0%	11,126	100.0%

(1)	Annualized base rent represents the annualized monthly base rent of executed leases as of December 31, 2014.
(2)	Other industry sectors include 44 additional sectors.

Our properties are generally leased to tenants for the longer term and as of December 31, 2014, the weighted average remaining term of our leases was approximately 6.7 years, based on contractual remaining base rent, and 5.2 years, based on leased square footage. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a schedule of expiring leases for our consolidated operating properties by annualized base rent and square footage as of December 31, 2014.

Tenant Concentration

Revenue from our lease with Charles Schwab & Co., Inc, as master tenant of one of our office properties, represented approximately 11.2% of our total revenue from continuing operations for the year ended December 31, 2014. For the year ended December 31, 2014, with respect to our entire real property and debt related investment portfolio, we did not earn revenues from any other single tenant or borrower in excess of 10% of our total revenue. See “Concentration of Credit Risk” in Note 3 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for information regarding the top five tenants as a percentage of consolidated annual base rent and occupied square feet.

Leverage

We use financial leverage to provide additional funds to support our investment activities. We calculate our leverage for reporting purposes as our total borrowings, calculated on the basis of accounting principles generally accepted in the United States (“GAAP”), divided by the fair value of our real property and debt related investments. Based on this methodology, as of December 31, 2014, our leverage was 47%. There are other methods of calculating our overall leverage ratio that may differ from this methodology, such as the methodology used in determining our compliance with corporate borrowing covenants. Our current leverage target is between 40-60%. Although we will generally work to maintain the targeted leverage ratio over the near term, we may change our targeted leverage ratio from time to time. In addition, we may vary from our target leverage ratio from time to time, and there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Our board of directors may from time to time modify our borrowing policy in light of then-current economic conditions, the relative costs of debt and equity capital, the fair values of our properties, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors.

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

Available Information

This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, as well as any amendments to those reports, and proxy statements that we file with the Securities and Exchange Commission (the “Commission”) are available free of charge as soon as reasonably practicable through our website at www.dividendcapitaldiversified.com. The information contained on our website is not incorporated into this Annual Report on Form 10-K.

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

Generally, our Class A, Class W and Class I share redemption program imposes a quarterly cap on aggregate net redemptions of our Class A, Class W and Class I share classes equal to the amount of shares of such classes with a value (based on the redemption price per share on the day the redemption is effected) of up to 5% of the aggregate NAV of the outstanding shares of such classes as of the last day of the previous calendar quarter. Our Class E share redemption program is even more limited, as it generally does not permit redemptions during any consecutive 12-month period in excess of 5% of the number of Class E shares of common stock outstanding at the beginning of such 12-month period.

The vast majority of our assets will consist of properties which cannot generally be readily liquidated on short notice without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy redemption requests. Our board of directors may modify, suspend or terminate our share redemption programs. As a result, your ability to have your shares redeemed by us may be limited, and our shares should be considered as having only limited liquidity and at times may be illiquid. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Share Redemption Program and Other Redemptions” of this Annual Report on Form 10-K.

Our capacity to redeem shares may be further limited if we experience a concentration of investors.

The current limitations of our share redemption programs are based, in part, on the number of outstanding shares. Thus, the ability of a single investor, or of a group of investors acting similarly, to redeem all of their shares may be limited if they own a large percentage of our shares. Similarly, if a single investor, or a group of investors acting in concert or independently, owns a large percentage of our shares, a significant redemption request by such investor or investors could significantly further limit our ability to satisfy redemption requests of other investors of such classes. Such concentrations could arise in a variety of circumstances, especially with respect to the Class A, Class W and Class I share redemption program while we have relatively few outstanding Class A, Class W and Class I shares. For example, we could sell a large number of our shares to one or more institutional investors, either in a public offering or in a private placement. In addition, we may issue a significant number of our shares in connection with an acquisition of another company or a portfolio of properties to a single investor or a group of investors that may request redemption at similar times following the acquisition. As of December 31, 2014, based on the NAV per share of $7.16 on that date, we had outstanding approximately

$1.2 billion in Class E shares, $8.5 million in Class A shares, $8.0 million in Class W shares, and $93.3 million in Class I shares.

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

With respect to liquidity for our Class E stockholders, our goal is to raise sufficient proceeds in the Class A, Class W and Class I offering so as to be able to accommodate those holders of Class E shares who would like us to redeem their shares through our Class E share redemption program. However, if we are not successful over time in generating liquidity to holders of our Class E shares through the Class E share redemption program, or if we cannot provide sufficient liquidity due to the program’s volume limitations, we may explore additional liquidity strategies for our Class E stockholders. Such liquidity strategies could include, in addition to more traditional options, launching a self tender offer for Class E shares, seeking a third party interested in making such a tender offer, or entering into a merger agreement in which the holders of our Class E shares receive cash or other consideration in exchange for their Class E shares. There can be no assurances that we will be successful in achieving liquidity strategies for our Class E stockholders within any certain time frame or at all. In any event, our board of directors will seek to act in the best interest of the Company as a whole, taking into consideration all classes of stockholders.

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

There are no existing rules or regulatory bodies that specifically govern the manner in which we calculate our NAV. As a result, it is important that you pay particular attention to the specific methodologies and assumptions we use to calculate our NAV. Other public REITs may use different methodologies or assumptions to determine their NAV. In addition, each year our board of directors, including a majority of our independent directors, will review the appropriateness of our valuation procedures and may, at any time, adopt changes to the valuation procedures. For example, we generally do not undertake to mark to market our debt investments or real estate-related liabilities, but rather these assets and liabilities are usually included in our determination of NAV at an amount determined in accordance with GAAP. As a result, the realizable value of specific debt investments and real property assets encumbered by debt that are used in the calculation of our NAV may be higher or lower than the value that would be derived if such debt investments or property-related liabilities were marked to market. In some cases such difference may be significant. We also do not currently include any enterprise value or real estate acquisition costs in our assets calculated for purposes of our NAV. If we acquire real property assets as a portfolio, we may pay a premium over the amount that we would pay for the assets individually. Our board of directors may change these or other aspects of our valuation procedures, which changes may have an adverse effect on our NAV and the price at which you may redeem shares under our share redemption programs. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Net Asset Value Calculation” and our valuation procedures attached as Exhibit 99.1 to this Annual Report on Form 10-K for more details regarding our valuation methodologies, assumptions and procedures.

Our NAV per share may suddenly change if the valuations of our properties materially change from prior valuations or the actual operating results materially differ from what we originally budgeted.

It is possible that the annual appraisals of our properties may not be spread evenly throughout the year and may differ from the most recent daily valuation. As such, when these appraisals are reflected in our Independent Valuation Firm’s valuation of our real estate portfolio, there may be a sudden change in our NAV per share for each class of our common stock. Property valuation changes can occur for a variety reasons, such as local real estate market conditions, the financial condition of our tenants, or lease expirations. For example, we regularly face lease expirations across our portfolio, and as we move further away from lease commencement toward the end of a lease term, the valuation of the underlying property will be expected to drop depending on the likelihood of a renewal or a new lease on similar terms. Such a valuation drop can be particularly significant when closer to a lease expiration, especially for single tenant buildings or where an individual tenant occupies a large portion of a building. We are at the greatest risk of these valuation changes during periods in which we have a large number of lease expirations as well as when the lease of a significant tenant is closer to expiration. Similarly, if a tenant will have an option in the future to purchase one of our properties from us at a price that is less than the current valuation of the property, then if the value of the property exceeds the option price, the valuation will be expected to decline and begin to approach the purchase price as the date of the option approaches. In addition, actual operating results may differ from what we originally budgeted, which may cause a sudden increase or decrease in the NAV per share amounts. We accrue estimated income and expenses on a daily basis based on annual budgets as adjusted from time to time to reflect changes in the business throughout the year. On a periodic basis, we adjust the income and expense accruals we estimated to reflect the income and expenses actually earned and incurred. We will not retroactively adjust the NAV per share of each class for any adjustments. Therefore, because actual results from operations may be better or worse than what we previously budgeted, the adjustment to reflect actual operating results may cause the NAV per share for each class of our common stock to increase or decrease.

New acquisitions may be valued for purposes of our NAV at less than what we pay for them, which would dilute our NAV.

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

The valuation methodologies used to value our properties and certain real estate-related assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. In addition, we generally do not undertake to mark to market our debt investments or real estate-related liabilities, but rather these assets and liabilities are usually included in our determination of NAV at an amount determined in accordance with GAAP. As a result, valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of the Independent Valuation Firm and other parties involved in the valuation of our assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities can only be determined by negotiation between a willing buyer and seller. Valuations used for determining our NAV also are generally made without consideration of the expenses that would be incurred in connection with disposing of assets and liabilities. Therefore, the valuations of our properties, our investments in real estate-related assets and our liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. Our NAV does not currently represent enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. There will be no retroactive adjustment in the valuation of such assets or liabilities, the price of our shares of common stock, the price we paid to redeem shares of our common stock or NAV-based fees we paid to the Advisor and the Dealer Manager to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price you will pay for shares of our common stock in our offerings, and the price at which your shares may be redeemed by us pursuant to our share redemption programs, are based on our estimated NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.

Because we generally do not mark our debt investments or real estate-related liabilities to market, the realizable value of specific debt investments and real property assets that are encumbered by debt may be higher or lower than the value used in the calculation of our NAV.

We generally do not undertake to mark to market our debt investments or real estate-related liabilities, but rather these assets and liabilities are usually included in our determination of NAV at an amount determined in accordance with GAAP. As a result, the realizable value of specific debt investments and real property assets that are encumbered by debt used in the calculation of our NAV may be higher or lower than the value that would be derived if such debt investments or liabilities were marked to market. In some cases such difference may be significant. For example, in Note 8 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for the year ended December 31, 2014, we disclosed that the estimated fair value of our debt liabilities, net of the fair value of our debt investments, was $40.3 million higher than the GAAP carrying balance, meaning that if we used the fair value of our debt rather than the carrying balance, our NAV would have been lower by approximately $40.3 million as of December 31, 2014.

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

For the year ended December 31, 2012, we experienced an annual net loss and in the future we may experience additional losses that could adversely impact our NAV and our ability to conduct operations, make investments and pay distributions.

For the year ended December 31, 2012, we had a net loss, as determined in accordance with GAAP, of approximately $22.4 million. In the event that we incur net losses in the future, we may have less money available to make investments and pay distributions, and our NAV, financial condition, results of operations, cash flow and ability to service our indebtedness may be adversely impacted.

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

Our investors may be at a greater risk of loss than the Advisor and members of our management team.

We have taken certain actions to increase the stock ownership in our Company by our management team, the Advisor and our directors over the past couple of years, including the implementation of certain stock-based awards. As of December 31, 2014, the Advisor and members of our management team (excluding certain options granted to our independent directors) own approximately $2.5 million of stock or in stock-based awards. While we have improved and expect to continue to grow stock ownership by management, the Advisor and our directors, the current level of ownership may be less than the management teams of other public real estate companies and as result, our investors may be at a greater risk of loss than the Advisor and other members of our management, especially as compared to these other companies in which stock ownership by management and directors may be significantly greater.

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

In years prior to 2012, our distributions had been funded through a combination of both our operations and borrowings. Although our distributions during 2014, 2013 and 2012 were fully funded from our operations, in the future we may fund distributions from other sources. Our long-term strategy is to fund the payment of quarterly distributions to our stockholders entirely from our operations. However, if we are unsuccessful in investing the capital we raise in our Class A, Class W and Class I offering or which is generated from the sale of existing assets on an effective and efficient basis that is accretive to our distribution level, we may be required to fund our quarterly distributions to our stockholders from a combination of our operations and financing activities, which include net proceeds of our Class A, Class W and Class I offering and borrowings (including borrowings secured by our assets), or to reduce the level of our quarterly distributions. Using certain of these sources may result in a liability to us, which would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for new investments, repayment of debt, share redemptions and other corporate purposes, and potentially reduce your overall return and adversely impact and dilute the value of your investment in shares of our common stock. We may pay distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds. Our ability to pay distributions at the current level also likely will be impacted by the expiration of certain large leases in our portfolio, and, as a result, we may be required to reduce the level of our quarterly distributions. To the extent that we sell higher yielding assets in exchange for assets that may initially produce less income in exchange for the potential ability for longer term appreciation, this may also put pressure on our ability to sustain our current distribution level. If our quarterly distributions exceed cash flow generated from our operations, it may cause a decrease in our NAV if not offset by other effects.

If we raise substantial offering proceeds in a short period of time, we may not be able to invest all of the net offering proceeds promptly, which may cause our distributions and the long-term returns to our investors to be lower than they otherwise would.

We could suffer from delays in locating suitable investments. The more money we raise in our Class A, Class W and Class I offering, the more difficult it will be to invest the net offering proceeds promptly. Therefore, the large size of our Class A, Class W and Class I offering increases the risk of delays in investing our net offering proceeds. Our reliance on the Advisor to locate suitable investments for us at times when the management of the Advisor is simultaneously seeking to locate suitable investments for other entities sponsored or advised by affiliates of the Sponsor could also delay the investment of the proceeds of our Class A, Class W and Class I offering. Delays we encounter in the selection, acquisition and development of income-producing properties would likely negatively affect our NAV, limit our ability to pay distributions to you and reduce your overall returns.

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

The performance component of the advisory fee is calculated on the basis of the overall non-compounded investment return provided to holders of Fund Interests (i.e., our Class E shares, Class A shares, Class W shares and Class I shares, along with the OP Units held by third parties) over a calendar year such that the Advisor will receive 25% of the overall return in excess of 6%; provided that in no event will the performance component exceed 10% of the overall return for such year. The overall non-compounded investment return provided to holders of Fund Interests over any applicable period is a dollar amount defined as the product of (i) the amount, if any, by which (A) the sum of (1) the weighted-average distributions per Fund Interest over the applicable period, and (2) the ending weighted-average NAV per Fund Interest, exceeds (B) the beginning weighted-average NAV per Fund Interest and (ii) the weighted-average number of Fund Interests outstanding during the applicable period. The weighted-average NAV per Fund Interest calculated on the last trading day of a calendar year shall be the amount against which changes in weighted-average NAV per Fund Interest are measured during the subsequent calendar year. However, the performance component will not be earned on any increase in the weighted-average NAV per Fund Interest except to the extent that it exceeds the historically highest year-end weighted-average NAV per Fund Interest since the commencement of our daily NAV calculations ($7.16 as of December 31, 2014). The foregoing NAV thresholds are subject to adjustment by our board of directors. Therefore, payment of the performance component of the advisory fee (1) is contingent upon the overall return to the holders of Fund Interests exceeding the 6% return, (2) will vary in amount based on our actual performance, (3) cannot cause the overall return to the holders of Fund Interests for the year to be reduced below 6%, and (4) is payable to the Advisor if the overall return to the holders of Fund Interests exceeds the 6% return in a particular calendar year, even if the overall return to the holders of Fund Interests on a cumulative basis over any longer or shorter period has been less than 6% per annum. Additionally, the Advisor will provide us with a waiver of a portion of its fees generally equal to the amount of the performance component that would have been payable with respect to the Class E shares and the Class E OP Units held by third parties until the NAV of such shares or units exceeds $10.00 per share or unit, the benefit of which will be shared among all holders of Fund Interests.

As a result, the performance component is not directly tied to the performance of the shares you purchase, the class of shares you purchase, or the time period during which you own your shares. The performance component may be payable to the Advisor even if the NAV of your shares at the end of the calendar year is below your purchase price, and the thresholds at which increases in NAV count towards the overall return to the holders of Fund Interests are not based on your purchase price. Because of the class-specific expenses consisting of the dealer manager fee and the distribution fee, which differ among classes, we do not expect the overall return of each class of Fund Interests to ever be the same. However, if and when the performance fee is payable, the expense will be allocated among all holders of Fund Interests ratably according to the NAV of their units or shares, regardless of the different returns achieved by different classes of Fund Interests during the year. Further, stockholders who redeem their shares during a given year may redeem their shares at a lower NAV per share as a result of an accrual for the estimated performance component of the advisory fee, even if no performance component is ultimately payable to the Advisor at the end of such calendar year. In addition, if the weighted-average NAV per Fund Interest remains above certain threshold levels, the Advisor’s ability to earn the performance fee in any year will not be affected by poor performance in prior years, and the Advisor will not be obligated to return any portion of advisory fees paid based on our subsequent performance.

Payment of fees and expenses to the Advisor, the property manager and the Dealer Manager reduces the cash available for distribution and increases the risk that you will not be able to recover the amount of your investment in our shares.

The Advisor, the property manager (which is an affiliate of our Advisor) and the Dealer Manager perform services for us, including, among other things, the selection and acquisition of our investments, the management of our assets, the disposition of our assets, the financing of our assets and certain administrative services. We pay the Advisor, the property manager and the Dealer Manager fees and expense reimbursements for these services, which will reduce the amount of cash available for further investments or distribution to our stockholders.

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

An investment in Class A, Class W or Class I shares will be impacted by class-specific expenses of other offerings.

The dealer manager fee and distribution fee are allocated on a class-specific basis, which means that the expenses are borne by all holders of the applicable class. For example, an investor who acquired Class A shares in a private offering will be allocated a proportional share of the dealer manager fee and distribution fee we pay with respect to Class A shares sold in our ongoing public offering of Class A, Class W and Class I shares. Such Class A expenses are allocated among all Class A shares ratably, regardless of how each Class A stockholder acquired his or her shares. As a result, purchasers of Class A, Class W or Class I shares in our ongoing public offering will be impacted by class-specific expenses that we pay with respect to any of our outstanding Class A, Class W and Class I shares, respectively, regardless of how or when those shares were issued. Specifically, we intend to operate as a perpetual-life REIT, which means that we intend to offer Class A, Class W and Class I shares continuously. In order to do so, from time to time we will be required to file a new registration statement to register additional Class A, Class W and Class I shares of common stock with the Commission. The dealer manager fee and distribution fee that are payable to our Dealer Manager on an ongoing basis with respect to any offering (i.e., pursuant to our current registration statement for such offering) will cease when total underwriting compensation in such offering equals the FINRA limitation of 10% of the gross proceeds from the primary portion of such offering. However, the dealer manager fee and distribution fee will be payable with respect to other public offerings, and investors in our Class A, Class W and Class I offering will be allocated a proportional share of such class-specific expenses. Accordingly, with respect to the shares that you own, you should expect to be allocated the maximum possible dealer manager fee and distribution fee for as long as you own your shares.

We are exposed to risks arising from a small number of tenants comprising a significant portion of our income.

As of December 31, 2014, a significant portion of our annualized base rent comes from three tenants. As a result, we are particularly exposed to their ability and willingness to perform according to the contractual terms of their existing leases and to renew when the leases expire. When the leases expire, we may be forced to lower the rental rates or offer other concessions in order to retain the tenants. Any reduction in the rental rates or other lease terms may have a meaningful impact to our operating results. Further, if our significant tenants choose not to renew at all, we will likely suffer from periods of receiving no rent while we seek replacement tenants, and incur costs related to finding replacement tenants. Our three most significant leases, together comprising approximately 28.7% of our annualized base rent as of December 31, 2014, will expire between December 2016 and September 2017. Based on market information as of December 31, 2014, we have obtained third-party estimates that current market rental rates, on a weighted-average basis utilizing annualized base rent as of December 31, 2014, are approximately 20% lower than when we entered into these leases. Accordingly, we believe replicating the cash flows from these leases would be very difficult. These factors could adversely affect our results of operations, financial condition, NAV and ability to pay distributions to our stockholders.

Our two largest properties, as measured by value for purposes of our NAV, are subject to purchase options, which may negatively impact the value of the properties and our returns from the properties.

Our two largest properties, as measured by value for purposes of our NAV, are subject to purchase options. “Colshire,” an office property located in the Washington, DC area, is subject to an option held by the tenant with an exercise price that we estimate to be approximately $158.4 million and an exercise date in March 2016. Our cost basis in Colshire is $179.1 million as of December 31, 2014, and the net operating income for the property for the year ended December 31, 2014 was $15.1 million. “Harborside,” an office property located in Northern New Jersey, is subject to an option held by a third party with an exercise price that we estimate to be approximately $239.4 million and an exercise date in May 2016. Our cost basis in Harborside is $212.2 million as of December 31, 2014, and the net operating income for the property for the year ended December 31, 2014 was $16.1 million. For a discussion of net operating income, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Operating Income.” For a reconciliation to GAAP, see Note 13 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

As the exercise dates for these options have been approaching, the Independent Valuation Firm has been lowering the valuations of these properties based on the anticipated exercise prices and the likelihood of the options being exercised. We expect this trend to continue and to negatively impact our NAV. In addition, if these options are exercised, our operating results will be negatively impacted while we seek to reinvest the proceeds from the sales, and we may be unable to find investments that generate the same level of income that these properties generate currently. Based on the current markets for these properties, we believe replicating the cash flows from these properties would be very difficult. These factors could adversely affect our results of operations, financial condition, NAV and ability to pay distributions to our stockholders.

We are active portfolio managers and will incur transaction and transition costs each time that we acquire or dispose of an asset.

We believe that the real estate market is cyclical, with different demand for property types at different times. Although we do not invest for the short term, we are active portfolio managers and we will seek to take advantage of opportunities to acquire or dispose of assets presented to us by the real estate markets. Each time that we acquire or dispose of an asset, we incur associated transaction costs which may include, but are not limited to, broker fees, attorney fees, regulatory filings, taxes and disposition fees paid to the Advisor. In addition, each time that we sell an income-generating asset, our operating results will be negatively impacted unless and until we are able to reinvest the proceeds in an investment with an equal or greater yield, which we may be unable to do. Accordingly, in order for us to provide positive returns to our stockholders from active portfolio management, the benefits of active management must outweigh the associated transaction and transition costs. We may be unable to achieve this. These factors could adversely affect our results of operations, financial condition, NAV and ability to pay distributions to our stockholders.

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

Entities sponsored or advised by affiliates of our Sponsor are not prohibited from raising money for another investment entity that makes the same types of investments as those we target. As a result, the time and resources they could devote to us may be diverted. For example, our Dealer Manager is currently involved in other public offerings for other entities sponsored or advised by affiliates of our Sponsor, including IPT. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may also co-invest with any such investment entity. Even though all such co-investments will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with an unrelated third party.

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

Programs sponsored or advised by affiliates of our Sponsor may be given priority over us with respect to the acquisition of certain types of investments. As a result of our potential competition with these programs, certain investment opportunities that would otherwise be available to us may not in fact be available. For example, we have priority over IIT and IPT for all non-industrial real estate or non-industrial debt investment opportunities until such time as we are no longer engaged in a public offering and all of the proceeds from our public offerings have been fully invested. Further, in recognition of the fact that we also desire to acquire industrial properties and have a separate day-to-day acquisition team, the Sponsor and the Advisor have agreed, subject to changes approved or required by our conflicts resolution committee, that (1) if an industrial property opportunity is a widely-marketed, brokered transaction, we, on the one hand, and IIT and/or IPT, on the other hand, may simultaneously and independently pursue such transaction, and (2) if an industrial property is not a widely-marketed, brokered transaction, then, as between us, on the one hand, and IIT and/or IPT, on the other hand, the management team and employees of each company generally are free to pursue any industrial opportunity at any time, subject to certain allocations if non-widely-marketed transactions are first sourced by certain shared employees, managers or directors. One of our independent directors, Mr. Charles Duke, is also an independent director for IIT and IPT. If there are any transactions or policies affecting us and IIT or IPT, Mr. Duke will recuse himself from making any such decisions for as long as he holds both positions.

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

We do not intend to pursue a “Liquidity Event” with respect to our Class A, Class W and Class I shares within any period of time. A “Liquidity Event” includes, but is not limited to, (a) a listing of our common stock on a national securities exchange (or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock); (b) our sale, merger or other transaction in which our stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; or (c) the sale of all or substantially all of our assets where our stockholders either receive, or have the option to receive, cash or other consideration. Although we will not be precluded from pursuing a Liquidity Event (or series thereof) if our board of directors determines that is in the best interest of our stockholders, we intend to operate as a perpetual-life REIT. With respect to our Class E stockholders, our goal is to raise sufficient proceeds in our ongoing primary offering so as to be able to accommodate those holders of Class E shares who would like us to redeem their shares through our Class E share redemption program. However, if we are not successful over time in generating liquidity to holders of our Class E shares through the Class E share redemption program, we may explore additional liquidity strategies for our Class E stockholders. Such liquidity strategies could, in addition to more traditional options, include launching a self tender offer for Class E shares, seeking a third party interested in making such a tender offer, or entering into a merger agreement in which the holders of our Class E shares receive cash or other consideration in exchange for their Class E shares. There can be no assurances that we will be successful in achieving liquidity strategies for our Class E stockholders within any certain time frame or at all. In any event, our board of directors will seek to act in the best interest of the Company as a whole, taking into consideration all classes of stockholders.

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

We have recorded impairments of our real properties, significant other-than-temporary impairment charges related to our real estate-related securities holdings, and provisions for losses on our debt related investments, as a result of such conditions that occurred recently. Please refer to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for additional information. To the extent that there is a general economic slowdown or real estate fundamentals deteriorate, it may have a significant and adverse impact on our revenues, results from operations, financial condition, liquidity, overall business prospects and ultimately our ability to make distributions to our stockholders.

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

Future economic events affecting the U.S. economy generally, or the real estate sector specifically, could cause our stockholders to seek to sell their shares to us pursuant to our share redemption programs. Generally, our Class A, Class W and Class I share redemption program imposes a quarterly cap on the aggregate net redemptions of our Class A, Class W and Class I share classes equal to the amount of shares of such classes with a value (based on the redemption price per share on the day the redemption is effected) of up to 5% of the aggregate NAV of the outstanding shares of such classes as of the last day of the previous calendar quarter. Our Class E share redemption program is even more limited, as it generally does not permit redemptions during any consecutive 12-month period in excess of 5% of the number of Class E shares of common stock outstanding at the beginning of such 12-month period. Even if we are able to satisfy all resulting redemption requests, our cash flow could be materially adversely affected. In addition, if we determine to sell valuable assets to satisfy redemption requests, our ability to achieve our investment objectives, including, without limitation, diversification of our portfolio by property type and location, moderate financial leverage, conservative operating risk and an attractive level of current income, could be materially adversely affected.

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

We intend to disclose funds from operations (“FFO”) and Company-defined funds from operations (“Company-Defined FFO”), each a non-GAAP financial measure, in future communications with investors, including documents filed with the Commission. However, FFO and Company-Defined FFO are not equivalent to our net income or loss as determined under GAAP, and are not complete measures of our financial position and results of operations.

We use, and we disclose to investors, FFO and Company-Defined FFO, which are considered non-GAAP financial measures. For a discussion of FFO and Company-Defined FFO, including definitions, reconciliations to GAAP net income, and their inherent limitations, see “How We Measure Our Performance” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. FFO and Company-Defined FFO are not equivalent to our net income or loss as determined in accordance with GAAP. FFO and Company-Defined FFO and GAAP net income differ because FFO and Company-Defined FFO exclude gains or losses from sales of property and impairment of depreciable real estate, and add back real estate-related depreciation and amortization. Company-Defined FFO is also adjusted for gains and losses on real estate securities, gains and losses associated with provisions for loss on debt-related investments, acquisition-related expenses, gains and losses on derivatives and gains and losses associated with extinguishment of debt and financing commitments.

No single measure can provide investors with sufficient information and investors should consider all of our disclosures as a whole in order to adequately understand our financial position, liquidity and results of operations. Because of the differences between FFO and Company-Defined FFO and GAAP net income or loss, FFO and Company-Defined FFO may not be accurate indicators of our operating performance, especially during periods in which we are acquiring properties. In addition, FFO and Company-Defined FFO are not necessarily indicative of cash flow available to fund cash needs and investors should not consider FFO and Company-Defined FFO as alternatives to cash flows from operations or an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. Neither the Commission nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO and Company-Defined FFO. Also, because not all companies calculate these types of measures the same way, comparisons with other companies may not be meaningful.

RISKS RELATED TO OUR GENERAL BUSINESS OPERATIONS AND OUR CORPORATE STRUCTURE

We depend on our Advisor and its key personnel; if any of such key personnel were to cease employment with our Advisor, our business could suffer.

Our ability to make distributions and achieve our investment objectives is dependent upon the performance of our Advisor in the acquisition, disposition and management of real properties, and debt related investments, the selection of tenants for our real properties, the determination of any financing arrangements and other factors. In addition, our success depends to a significant degree upon the continued contributions of certain of our Advisor’s key personnel, including John A. Blumberg, Jeffrey L. Johnson, Andrea L. Karp, Richard D. Kincaid, J. Michael Lynch, Lainie P. Minnick, Gregory M. Moran, James R. Mulvihill, Gary M. Reiff, M. Kirk Scott, Jeffrey W. Taylor, Joshua J. Widoff, and Evan H. Zucker, each of whom would be difficult to replace. We currently do not have, nor do we expect to obtain key man life insurance on any of our Advisor’s key personnel. If our Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results and NAV could suffer.

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

Certain provisions in the partnership agreement of our Operating Partnership may delay or defer an unsolicited acquisition of us or a change of our control.

Provisions in the partnership agreement of our Operating Partnership may delay or defer an unsolicited acquisition of us or changes of our control. These provisions include, among others, redemption rights of qualifying parties and the rights of the limited partners to consent to transfers of the general partnership interest and mergers under specified circumstances. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or a change of our control, although some stockholders might consider such proposals, if made, desirable.

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

If we ever created and issued preferred stock or one or more new classes of OP Units with a distribution preference over common stock, payment of any distribution preferences on outstanding preferred stock or OP Units would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled and holders of new classes of OP Units could be entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. Holders of preferred stock or new classes of OP Units could be given other preferential rights, such as preferential redemption rights or preferential tax protection agreements, that could reduce the amount of funds available for the payment of distributions on our common stock or otherwise negatively affect our common stockholders. In addition, under certain circumstances, the issuance of preferred stock, a new class of OP Units, or a separate class or series of common stock may render more difficult or tend to discourage:

•	a merger, offer or proxy contest;

•	the assumption of control by a holder of a large block of our securities;

•	the removal of incumbent management; and/or

•	liquidity options that may otherwise be available.

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

In the past decade, there have been global economic downturns that negatively impacted the commercial real estate market in the U.S., particularly in certain large metropolitan areas, and resulted in, among other things, increased tenant defaults under leases, generally lower demand for rentable space, and an oversupply of rentable space, all of which could lead to increased concessions, tenant improvement expenditures or reduced rental rates to maintain occupancies. We believe that the risks associated with our business could be more severe if the economy deteriorates again or if commercial real estate values decline. Our revenues will decline and our NAV and ability to pay distributions will be negatively impacted if our commercial properties experience higher vacancy rates or decline in value.

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

We have entered into and may continue to enter into joint ventures with third parties, including entities that are affiliated with our Advisor or entities sponsored or advised by affiliates of our Sponsor. We have purchased and developed and may also continue to purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

•	the possibility that our venture partner, co-tenant or partner in an investment might become bankrupt or otherwise be unable to meet its capital contribution obligations;

•	that such venture partner, co-tenant or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals;

•	that such venture partner, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•	that actions by such venture partner, co-tenant or partner could adversely affect our reputation, negatively impacting our ability to conduct business; or

•	that such venture partner, co-tenant or partner has legal or other effective control over the asset.

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

We compete with numerous other persons or entities seeking to buy real property assets or to attract tenants to real properties we already own. These persons or entities may have greater experience and financial strength. There is no assurance that we will be able to acquire real property assets or attract tenants on favorable terms, if at all. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential tenants and pressuring us to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our properties. Similarly, the opening of new competing assets near the assets that we own may hinder our ability to renew our existing leases or to lease to new tenants, because the proximity of new competitors may divert existing or new tenants to such competitors. In addition, if market rental rates decline during the term of an existing lease, we may be unable to renew or find a new tenant without lowering the rental rate. Each of these factors could adversely affect our results of operations, financial condition, NAV and ability to pay distributions to our stockholders.

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

In addition, where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, we may not receive any income from these properties for a significant period of time following acquisition, and distributions to our stockholders could suffer. Delays in the completion of construction could give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction. Each of those factors could result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, the price we agree to for a real property will be based on our projections of rental income and expenses and estimates of the fair market value of the real property upon completion of construction. If our projections are inaccurate, we may pay too much for a property.

We may be unable to achieve our diversification goals or to realize benefits from diversification.

Our objective is to build a high-quality, diversified real estate portfolio. Although there can be no assurance that we will achieve this objective, we intend to diversify our portfolio by key portfolio attributes including, but not limited to, (1) property type, (2) target market, with consideration given to geographic concentrations, (3) average lease terms and portfolio occupancy expectations, (4) tenant concentrations, including credit and exposure to particular businesses or industries and (5) debt profile with the goal of maximizing flexibility while seeking to minimize cost and mitigate the risks associated with changes in interest rates and debt maturities. However, we may not successfully implement our diversification strategy. For example, although we primarily target direct investments in our four target property categories of office, industrial, retail and multifamily, we currently do not own any multifamily investments. Even if we do fully achieve our diversification goals, it is possible our diversified portfolio will not perform as well as a portfolio that is concentrated in a particular type of real estate.

We may alter our exposure to various property categories and we may not always own properties in each category.

We primarily target direct investments in our four target property categories of office, industrial, retail and multifamily. Although we aim to diversify our real estate portfolio by owning properties in each of these categories, we may not always have significant holdings, or any holdings at all, in each category. For example, we currently have no multifamily investments and have recently sold a large portion of our industrial holdings. We may elect to increase or decrease our holdings in each category at any time and we may change our target property categories at any time. If we decrease or eliminate our holdings in any property category or cease to target any of the four property categories our real estate portfolio will be less diversified and we may not realize the benefits of diversification.

We are subject to the risk that, with respect to assets that we have acquired and may acquire based on growth potential, such growth potential is not realized.

In 2014, we disposed of approximately $230.5 million of assets and we acquired approximately $138.9 million of assets. The assets that we sold were generally higher-yielding than the new assets we acquired, although we believe the acquired assets exhibit greater potential for revenue growth going forward. We believe that market conditions may cause us to continue to explore in certain markets the disposition of higher-yielding assets and in certain target markets the acquisition of assets that may generate lower yields but with greater growth potential. Although there can be no assurance that we will pursue this strategy or be successful in its execution, this may mean that, for some period of time, higher-yielding assets are sold from our portfolio in exchange for assets that initially may produce lower current income but which we believe will generate increased income over time through increased tenant demand and rental rate growth in order to generate long term growth in NAV. With respect to such assets, we are subject to the risk that the expected growth potential is not realized. This may result from a variety of factors, including but not limited to unanticipated changes in local market conditions or increased competition for similar properties in the same market. Acquiring properties that do not realize their expected growth potential, or properties that take longer than expected to realize their growth potential, would likely negatively affect our NAV, limit our ability to pay distributions to you and reduce your overall returns.

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

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which generally took effect in 2011, contains a sweeping overhaul of the regulation of financial institutions and the financial markets. Key provisions of the Dodd-Frank Act require extensive rulemaking by the Commission and the U.S. Commodity Futures Trading Commission, some of which remains ongoing. Thus, the full impact of the Dodd-Frank Act on our business cannot be fully assessed until all final implementing rules and regulations are promulgated.

Various aspects of the Dodd-Frank Act may have a significant impact on our business, including, without limitation, provisions of the legislation that increase regulation of and disclosure requirements related to investment advisors, swap transactions and hedging policies, corporate governance and executive compensation, investor protection and enforcement provisions, and asset-backed securities.

For example, but not by way of limitation, the Dodd-Frank Act and the rulemaking thereunder provides for significantly increased regulation of the derivatives markets and transactions that affect our interest rate hedging activities, including: (i) regulatory reporting, (ii) subject to limited exemptions, mandated clearing through central counterparties and execution on regulated exchanges or execution facilities, and (iii) margin and collateral requirements. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be fully assessed until all final implementing rules and regulations are promulgated, the foregoing requirements may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and/or may result in us entering into such transactions on less favorable terms than prior to effectiveness of the Dodd-Frank Act. For example, subject to an exception for “end-users” of swaps upon which we may seek to rely, we may be required to clear certain interest rate hedging transactions by submitting them to a derivatives clearing organization. In addition, to the extent we are required to clear any such transactions, we will be required to, among other things, post margin in connection with such transactions. The occurrence of any of the foregoing events may have an adverse effect on our business and our stockholders’ return.

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

When a tenant at one of our real properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new tenants, we will be required to expend substantial funds to construct new tenant improvements in the vacated space. We expect to invest the net proceeds from our Class A, Class W and Class I offering in real estate-related investments, and we do not anticipate that we will maintain permanent working capital reserves. We do not currently have an identified funding source to provide funds that may be required in the future for tenant improvements and tenant refurbishments in order to attract new tenants. If we do not establish sufficient reserves for working capital or obtain adequate financing to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our real properties. If we defer such improvements, the applicable real properties may decline in value, and it may be more difficult for us to attract or retain tenants to such real properties or the amount of rent we can charge at such real properties may decrease. We cannot assure our stockholders that we will have any sources of funding available to us for the repair or reconstruction of damaged real property in the future.

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

Certain of our lease agreements may not be “triple net leases,” under which the lessee undertakes to pay all the expenses of maintaining the leased property, including insurance, taxes, utilities and repairs. We will be exposed to higher maintenance, tax, and property management expenses with respect to all of our leases that are not “triple net.”

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

Interest rate and related risks may cause the value of our real estate-related securities investments to be reduced.

Interest rate risk is the risk that fixed-income securities such as preferred and debt securities, and to a lesser extent dividend paying common stocks, will decline in value because of changes in market interest rates. Generally, when market interest rates rise, the market value of such securities will decline, and vice versa. In addition, during periods of rising interest rates, the average life of certain types of securities may be extended because of slower than expected principal payments. This may lock in a below-market interest rate, increase the security’s duration and reduce the value of the security. This is known as extension risk. During periods of declining interest rates, an issuer may be able to exercise an option to prepay principal earlier than scheduled, which is generally known as call or prepayment risk. If this occurs, we may be forced to reinvest in lower yielding securities. This is known as reinvestment risk. Preferred and debt securities frequently have call features that allow the issuer to repurchase the security prior to its stated maturity. An issuer may redeem an obligation if the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. To the extent we invest in real estate-related securities going forward, these risks may reduce the value of such investments.

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

We have financed and may continue to finance a portion of the purchase price of certain of our investments by borrowing funds. As of December 31, 2014, our leverage ratio is approximately 47% of the fair value of our real property and debt related investments (determined in accordance with our valuation procedures) inclusive of property and entity-level debt. Our current leverage target is between 40-60%. Although we will generally work to maintain the targeted leverage ratio over the near term, we may change our targeted leverage ratio from time to time. In addition, we may vary from our target leverage ratio from time to time, and there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Our board of directors may from time to time modify our borrowing policy in light of then-current economic conditions, the relative costs of debt and equity capital, the fair values of our properties, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors.

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

High debt levels would generally cause us to incur higher interest charges, and could result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, then the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure action. In that case, we could lose the property securing the loan that is in default or be forced to sell the property at an inopportune time, thus reducing the value of our investments. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We and our Operating Partnership have historically given certain full, partial or limited guarantees, and may continue to give full, partial or limited guarantees in the future, to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guarantee on behalf of an entity that owns one of our properties, we are responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our NAV, liquidity and ability to pay cash distributions to our stockholders will be adversely affected.

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

We assume the credit risk of our counterparties with respect to derivative transactions.

We may enter into derivative contracts for risk management purposes to hedge our exposure to cash flow variability caused by changing interest rates on our future variable rate real estate loans receivable and variable rate notes payable. These derivative contracts generally are entered into with bank counterparties and are not traded on an organized exchange or guaranteed by a central clearing organization. We would therefore assume the credit risk that our counterparties will fail to make periodic payments when due under these contracts or become insolvent. If a counterparty fails to make a required payment, becomes the subject of a bankruptcy case, or otherwise defaults under the applicable contract, we would have the right to terminate all outstanding derivative transactions with that counterparty and settle them based on their net market value or replacement cost. In such an event, we may be required to make a termination payment to the counterparty, or we may have the right to collect a termination payment from such counterparty. We assume the credit risk that the counterparty will not be able to make any termination payment owing to us. We may not receive any collateral from a counterparty, or we may receive collateral that is insufficient to satisfy the counterparty’s obligation to make a termination payment. Default by a counterparty may result in the loss of unrealized profits and may force us to enter into a replacement transaction at the then current market price.

We assume the risk that our derivative counterparty may terminate transactions early.

If we fail to make a required payment or otherwise default under the terms of a derivative contract, the counterparty would have the right to terminate all outstanding derivative transactions between us and that counterparty and settle them based on their net market value or replacement cost. In certain circumstances, the counterparty may have the right to terminate derivative transactions early even if we are not defaulting. If our derivative transactions are terminated early, it may not be possible for us to replace those transactions with another counterparty, on as favorable terms or at all.

We may be required to collateralize our derivative transactions.

We may be required to secure our obligations to our counterparties under our derivative contracts by pledging collateral to our counterparties. That collateral may be in the form of cash, securities or other assets. If we default under a derivative contract with a counterparty, or if a counterparty otherwise terminates one or more derivative contracts early, that counterparty may apply such collateral toward our obligation to make a termination payment to the counterparty. If we have pledged securities or other assets, the counterparty may liquidate those assets in order to satisfy our obligations. If we are required to post cash or securities as collateral, such cash or securities will not be available for use in our business. Cash or securities pledged to counterparties may be repledged by counterparties and may not be held in segregated accounts. Therefore, in the event of a counterparty insolvency, we may not be entitled to recover some or all collateral pledged to that counterparty, which could result in losses and have an adverse effect on our operations.

We have entered into loan agreements that contain restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender typically imposes restrictions on us that may affect our distribution and operating policies and our ability to incur additional debt. Our loan agreements include restrictions, covenants, customary market carve-outs and/or guarantees by us. Certain financial covenants include tests of our general liquidity and debt servicing capability as well as certain collateral specific performance and valuation ratios. In addition, our loan agreements may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, or replace the Advisor as our advisor. Further, our loan agreements may limit our ability to replace the property manager or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives and make distributions to our stockholders. There can be no assurance that we will be able to comply with these covenants in the future, or that if we violate a covenant the lender would be willing to provide a waiver of such covenant. Violation of these covenants could result in the acceleration of maturities under the default provisions of our loan agreements. As of December 31, 2014, we were in compliance with all financial covenants.

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

If we were to fail to qualify as a REIT for any taxable year, we would be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer be deductible in computing our taxable income and we would no longer be required to make distributions. To the extent that distributions had been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or liquidate some investments in order to pay the applicable corporate income tax. In addition, although we intend to operate in a manner as to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors to recommend that we revoke our REIT election.

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

The current maximum U.S. federal income tax rate for distributions payable by corporations to domestic stockholders that are individuals, trusts or estates is 20%. Distributions payable by REITs, however, generally are taxed at the ordinary income tax rate applicable to the individual recipient, rather than the maximum 20% preferential rate. The more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock.

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

As of December 31, 2014, we held the majority ownership in 68 real properties, all of which were operating properties. The properties are located in 24 distinct geographical markets throughout the United States and comprise approximately 11.9 million net rentable square feet. As of December 31, 2014, our operating properties were subject to mortgage notes with an aggregate principal amount outstanding of approximately $816.6 million. For additional discussion of our borrowings, see Note 5 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Geographic Distribution

The following map describes the geographic distribution and types of our 68 operating properties by market as of December 31, 2014.

The following table describes our 68 operating properties, by market, which are presented on a consolidated basis for purposes of financial reporting as of December 31, 2014 (dollar amounts and square footage amounts in thousands).

Market	Number of Properties	Gross Investment Amount (1)	Net Rentable Square Feet	Secured Indebtedness (2)	% of Gross Investment Amount	% of Total Net Rentable Square Feet	% Leased (3)
Office Properties:
Washington, DC	3	$282,674	878	$59,510	11.4%	7.4%	99.3%
Northern New Jersey	2	249,797	807	127,012	10.1%	6.8%	100.0%
East Bay, CA	1	145,242	405	—	5.9%	3.4%	100.0%
San Francisco, CA	1	118,697	270	57,006	4.8%	2.3%	89.6%
Dallas, TX	3	118,663	620	45,950	4.8%	5.2%	94.9%
Denver, CO	1	86,366	257	—	3.5%	2.2%	95.0%
Los Angeles, CA	3	77,308	450	31,104	3.1%	3.8%	75.3%
Silicon Valley, CA	2	61,844	196	30,650	2.5%	1.7%	84.4%
Princeton, NJ	1	51,239	167	33,650	2.1%	1.4%	100.0%
Miami, FL	1	48,244	240	19,056	2.0%	2.0%	100.0%
Chicago, IL	2	48,004	305	29,550	1.9%	2.6%	87.9%
Austin, TX	1	44,978	156	18,065	1.8%	1.3%	100.0%
Philadelphia, PA	1	41,966	173	24,000	1.7%	1.5%	95.5%
Minneapolis/St Paul, MN	1	29,504	107	—	1.2%	0.9%	100.0%
Fayetteville, AR	1	11,695	63	—	0.5%	0.5%	100.0%

Total/Weighted Average	24	1,416,221	5,094	475,553	57.3%	43.0%	94.8%
Industrial Properties:
Los Angeles, CA	1	78,159	107	16,647	3.2%	0.9%	100.0%
Dallas, TX	2	43,928	567	26,205	1.8%	4.8%	48.9%
Houston, TX	1	41,338	465	18,235	1.7%	3.9%	100.0%
Central Kentucky	1	27,053	727	11,390	1.1%	6.1%	100.0%
Louisville, KY	4	26,626	736	8,162	1.1%	6.2%	100.0%
Cleveland, OH	1	23,805	230	8,543	1.0%	1.9%	100.0%
Chicago, IL	1	20,660	575	8,762	0.8%	4.8%	100.0%
Denver, CO	1	6,232	85	2,749	0.3%	0.7%	100.0%

Total/Weighted Average	12	267,801	3,492	100,693	11.0%	29.3%	91.8%
Retail Properties:
Greater Boston	26	509,525	2,147	108,807	20.5%	18.0%	94.1%
Philadelphia, PA	1	104,955	426	67,800	4.2%	3.6%	100.0%
Washington, DC	1	62,516	233	—	2.5%	2.0%	98.4%
Raleigh, NC	1	45,281	142	26,200	1.8%	1.2%	97.9%
San Antonio, TX	1	32,065	161	21,500	1.3%	1.4%	89.6%
Jacksonville, FL	1	19,494	73	—	0.8%	0.6%	54.4%
Pittsburgh, PA	1	15,068	103	16,000	0.6%	0.9%	94.1%

Total/Weighted Average	32	788,904	3,285	240,307	31.7%	27.7%	94.2%

Grand Total/Weighted Average	68	$2,472,926	11,871	$816,553	100.0%	100.0%	93.7%

(1)	“Gross Investment Amount” as used here and throughout this document represents the allocated gross basis of real property, inclusive of the effect of gross intangible lease liabilities totaling approximately $124.8 million and before accumulated depreciation and amortization of approximately $523.2 million as of December 31, 2014. Table includes amounts related to properties classified as held for sale in our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

(2)	Does not include our GAAP mark-to-market adjustment, fair value adjustment, or principal amortization related to troubled debt restructurings.
(3)	Percentage leased is based on executed leases as of December 31, 2014.

Third Party Purchase Options

Our two largest properties, as measured by value for purposes of our NAV, are subject to purchase options. “Colshire,” an office property located in the Washington, DC area, is subject to an option held by the tenant with an exercise price that we estimate to be approximately $158.4 million and an exercise date in March 2016. Our cost basis in Colshire is $179.1 million as of December 31, 2014, and the net operating income for the property for the year ended December 31, 2014 was $15.1 million. “Harborside,” an office property located in Northern New Jersey, is subject to an option held by a third party with an exercise price that we estimate to be approximately $239.4 million and an exercise date in May 2016. Our cost basis in Harborside is $212.2 million as of December 31, 2014, and the net operating income for the property for the year ended December 31, 2014 was $16.1 million. For a discussion of net operating income, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net Operating Income.” For a reconciliation to GAAP, see Note 13 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Lease Expirations

As of December 31, 2014, the weighted average remaining term of our leases was approximately 6.7 years, based on contractual remaining base rent, and 5.2 years, based on leased square footage. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a schedule of expiring leases for our consolidated operating properties by annual minimum rents as of December 31, 2014.

Tenant Information

The following table describes our top ten tenants and their industry sectors as of December 31, 2014 (dollar and square footage amounts in thousands).

	Tenant	Locations	Industry Sector	Annualized Base Rent (1)	% of Total Annualized Base Rent	Square Feet	% of Occupied Square Feet
1	Charles Schwab & Co, Inc	1	Securities, Commodities, Fin. Inv./Rel. Activities	$22,992	11.7%	594	5.3%
2	Sybase	1	Publishing Information (except Internet)	17,971	9.1%	405	3.6%
3	Northrop Grumman	2	Professional, Scientific and Technical Services	17,928	9.1%	699	6.3%
4	Stop & Shop	16	Food and Beverage Stores	14,885	7.5%	933	8.4%
5	Nokia Siemens Networks US LLC	1	Telecommunications	5,143	2.6%	294	2.6%
6	CEVA Freight/Logistics	2	Truck Transportation	4,490	2.3%	550	4.9%
7	Novo Nordisk	1	Chemical Manufacturing	4,444	2.3%	167	1.5%
8	Seton Health Care	1	Hospitals	4,339	2.2%	156	1.4%
9	Crawford and Company	1	Insurance Carriers and Related Activities	3,951	2.0%	240	2.2%
10	Shaw’s Supermarket	4	Food and Beverage Stores	3,873	2.0%	240	2.2%

	Total	30		$100,016	50.8%	4,278	38.4%

(1)	Annualized base rent represents the annualized monthly base rent of executed leases as of December 31, 2014.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

We commenced calculating a daily NAV on July 12, 2012. The following table presents the high and low NAV per share of each class of common stock for each quarter within the two most recent fiscal years (to date, our classes have had the same NAV on each day):

Quarter	Low	High
First Quarter 2013	$6.71	$6.79
Second Quarter 2013	$6.74	$6.84
Third Quarter 2013	$6.83	$6.89
Fourth Quarter 2013	$6.84	$6.93
First Quarter 2014	$6.93	$6.96
Second Quarter 2014	$6.96	$7.00
Third Quarter 2014	$7.00	$7.09
Fourth Quarter 2014	$7.08	$7.19

Performance Graph

The following graph is a comparison of the cumulative return of our shares of common stock calculated on a weighted average basis (after class-specific expenses), against the National Council of Real Estate Investment Fiduciaries Fund Index-Open-End Diversified Core Equity (“ODCE”) and Standard and Poor’s 500 Index (“S&P 500”), as peer group indices. The graph assumes that $100 was invested on September 30, 2012 in our shares of common stock and each index assuming that all dividends were reinvested. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below. Our total return since July 12, 2012, the date we initiated daily NAV pricing, was 21.9%, or 8.3% annualized. Our total return for the year ended December 31, 2014 was 8.56% on a weighted-average basis across our multiple share classes.

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

The following table shows the return, by share class, of each of our classes of common stock for the year ended December 31, 2014 (share amounts are in thousands).

Share Class	Weighted average number of shares outstanding during period (in thousands)	Return
Class E	168,430	8.57%
Class A (1)	796	7.41%
Class W	653	7.94%
Class I	8,394	8.47%

Total / Weighted Average	178,273	8.56%

(1)	Does not reflect selling commission of up to 3.0% of our NAV per share, applicable to Class A shares purchased in our primary offering.

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

The following table sets forth the components of NAV for the Company as of December 31, 2014 and September 30, 2014 (amounts in thousands except per share information). As used below, “Fund Interests” means our Class E shares, Class A shares, Class W shares, and Class I shares, along with the OP Units held by third parties, and “Aggregate Fund NAV” means the NAV of all of the Fund Interests.

	As of December 31, 2014	As of September 30, 2014
Office properties	$1,446,850	$1,442,900
Industrial properties	248,300	263,150
Retail properties	786,705	745,155

Real properties	$2,481,855	$2,451,205
Debt related investments	94,951	94,673

Total Investments	$2,576,806	$2,545,878
Cash and other assets, net of other liabilities	(10,814)	663
Debt obligations	(1,192,250)	(1,182,819)
Outside investor’s interests	(8,652)	(10,310)

Aggregate Fund NAV	$1,365,090	$1,353,412
Total Fund Interests outstanding	190,547	190,967
NAV per Fund Interest	$7.16	$7.09

When the fair value of our real estate assets is calculated for the purposes of determining our NAV per share, the calculation is done using the fair value methodologies detailed within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. In the determination of our NAV, the value of certain of our assets and liabilities are generally determined based on their carrying amounts under GAAP; however, those principles are generally based upon historic cost and therefore may not be determined in accordance with ASC Topic 820. Readers should refer to our audited financial statements for our net book value determined in accordance with GAAP from which one can derive our net book value per share by dividing our stockholders’ equity by shares of our common stock outstanding as of the date of measurement.

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

We include no discounts to our NAV for the illiquid nature of our shares, including the limitations on your ability to redeem shares under our share redemption programs and our ability to suspend or terminate our share redemption programs at any time. Our NAV generally does not consider exit costs (e.g. selling costs and commissions related to the sale of a property) that would likely be incurred if our assets and liabilities were liquidated or sold. While we may use market pricing concepts to value individual components of our NAV, our per share NAV is not derived from the market pricing information of open-end real estate funds listed on stock exchanges.

Please note that our NAV is not a representation, warranty or guarantee that: (1) we would fully realize our NAV upon a sale of our assets; (2) shares of our common stock would trade at our per share NAV on a national securities exchange; or (3) a stockholder would be able to realize the per share NAV if such stockholder attempted to sell his or her shares to a third party.

The December 31, 2014 valuation for our real properties was provided by the Independent Valuation Firm in accordance with our valuation procedures and determined starting with the appraised value. The aggregate real property valuation of $2.48 billion compares to a GAAP basis of real properties (before accumulated amortization and depreciation and the impact of intangible lease liabilities) of $2.35 billion, representing an increase of approximately $133.8 million or 5.7%. Certain key assumptions that were used by our Independent Valuation Firm in the discounted cash flow analysis are set forth in the following table based on weighted averages by property type.

	Office	Industrial	Retail	Weighted Average Basis
Exit capitalization rate	6.90%	7.20%	6.70%	6.87%
Discount rate / internal rate of return (“IRR”)	7.57%	7.91%	7.22%	7.49%
Annual market rent growth rate	3.24%	3.18%	2.97%	3.15%
Average holding period	10.9	10.4	10.3	10.7

A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, an increase in the weighted-average annual discount rate/IRR and the exit capitalization rate of 0.25% would reduce the value of our real properties by approximately 1.93% and 2.01%, respectively.

The following table sets forth the quarterly changes to the components of NAV for the Company and the reconciliation of NAV changes for each class of shares (amounts in thousands, except per share information):

	Total	Class E Common Stock	Class A Common Stock	Class W Common Stock	Class I Common Stock	Class E OP Units
NAV as of September 30, 2014	$1,353,412	$1,164,842	$6,990	$5,430	$89,415	$86,735
Fund level changes to NAV
Realized/unrealized gains on net assets	11,515	9,873	64	69	780	729
Income accrual	24,269	20,834	135	128	1,629	1,543
Net dividend accrual	(16,751)	(14,427)	(72)	(78)	(1,105)	(1,069)
Advisory fee	(3,967)	(3,406)	(22)	(21)	(266)	(252)
Performance based fee	(204)	(175)	(1)	(1)	(14)	(13)
Class specific changes to NAV
Dealer Manager fee	(46)	—	(12)	(11)	(23)	—
Distribution fee	(10)	—	(10)	—	—	—
NAV as of December 31, 2014

before share sale/redemption activity	$1,368,218	$1,177,541	$7,072	$5,516	$90,416	$87,673
Share sale/redemption activity
Shares sold	14,097	4,766	1,431	2,481	5,419	—
Shares redeemed	(17,225)	(14,073)	—	—	(2,504)	(648)

NAV as of December 31, 2014	$1,365,090	$1,168,234	$8,503	$7,997	$93,331	$87,025

Shares outstanding as of September 30, 2014	190,967	164,359	987	767	12,616	12,238
Shares sold	1,986	673	201	350	762	—
Shares redeemed	(2,406)	(1,964)	—	—	(351)	(91)

Shares outstanding as of December 31, 2014	190,547	163,068	1,188	1,117	13,027	12,147
NAV per share as of September 30, 2014		$7.09	$7.09	$7.09	$7.09	$7.09
Change in NAV per share		0.07	0.07	0.07	0.07	0.07

NAV per share as of December 31, 2014		$7.16	$7.16	$7.16	$7.16	$7.16

Holders

As of February 24, 2015, we had (i) approximately 163.7 million shares of our Class E common stock outstanding held by a total of approximately 31,000 stockholders, (ii) approximately 1.2 million shares of our Class A common stock outstanding held by a total of approximately 300 stockholders, (iii) approximately 1.1 million shares of our Class W common stock outstanding held by a total of approximately 300 stockholders, and (iv) approximately 13.3 million shares of our Class I common stock outstanding held by a total of approximately 2,000 stockholders. As of February 24, 2015, we had approximately 12.1 million Class E OP Units outstanding issued to approximately 200 third parties in connection with our Operating Partnership’s private placement offerings.

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

Our ability to pay distributions at the current level also likely will be impacted by the expiration of certain large leases in our portfolio, and, as a result, we may be required to reduce the level of our quarterly distributions. To the extent that we sell higher yielding assets in exchange for assets that may initially produce less income in exchange for the potential ability for longer term appreciation, this may also put pressure on our ability to sustain our current distribution level. If our quarterly distributions exceed cash flow generated from our operations, it may cause a decrease in our NAV if not offset by other effects.

Our board of directors determines the level of our distributions each quarter. In determining the appropriate level of a distribution, our board of directors considers a number of factors, including the current and anticipated market conditions, current and anticipated future performance and make-up of our investments, our overall financial projections and expected future cash needs. We can give no assurance that the board of directors will continue to set distributions at current levels and our distribution levels may change from time to time. Depending on the distribution level relative to cash flow generated from our portfolio, if our quarterly distributions exceed cash flow generated from our operations, it may cause a decrease in our NAV if not offset by other effects.

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

For a summary of distributions that had been paid by us for the years ended December 31, 2014 and 2013 and declared for the first quarter of 2015, refer to Note 10 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

The following table sets forth relationships between the amount of distributions declared for such period and the amount of such distributions funded by cash flow from operations in accordance with GAAP for the three and twelve months ended December 31, 2014 and 2013 (dollar amounts in thousands).

	For the Three Months Ended				For the Year Ended
	December 31, 2014	% of Total Distributions	December 31, 2013	% of Total Distributions	December 31, 2014	% of Total Distributions	December 31, 2013	% of Total Distributions
Distributions:
Common stock distributions paid in cash	$10,425	62.2%	$10,287	61.3%	$41,381	61.9%	$41,123	60.7%
Other cash distributions (1)	1,069	6.4%	1,250	7.5%	4,620	6.9%	5,447	8.0%

Total cash distributions	$11,494	68.6%	$11,537	68.8%	$46,001	68.8%	$46,570	68.7%
Common stock distributions reinvested in common shares	5,262	31.4%	5,238	31.2%	20,855	31.2%	21,207	31.3%

Total distributions	$16,756	100.0%	$16,775	100.0%	$66,856	100.0%	$67,777	100.0%

Sources of distributions:
Cash flow from operations (2)	$16,756	100.0%	$16,775	100.0%	$66,856	100.0%	$67,777	100.0%
Borrowings (3)	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Financial performance metric:
FFO (4)	$23,615	140.9%	$20,405	121.6%	$91,323	136.6%	$91,791	135.4%

(1)	Other cash distributions include distributions declared for OP Units for the respective period, and regular distributions made during the period to our joint venture partners that are noncontrolling interest holders, which exclude distributions of disposition proceeds related to properties sold by the joint ventures.
(2)	Expenses associated with the acquisition of real property, including acquisition fees paid to our Advisor and gains or losses related to the change in fair value of contingent consideration related to the acquisition of real property, are recorded to earnings and as a deduction to our cash from operations. We incurred such acquisition-related expenses, net of other gains, of approximately $237,000 and $703,000 for the three and twelve months ended December 31, 2014, respectively, and $337,000 during the three and twelve months ended December 31, 2013.
(3)	Our long-term strategy is to fund the payment of quarterly distributions to investors entirely from our operations. There can be no assurance that we will achieve this strategy. In periods where cash flows from operations are not sufficient to fund distributions, we fund any shortfall with proceeds from borrowings.
(4)	FFO is an operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. For a discussion of FFO and Company-Defined FFO, including definitions, reconciliations to GAAP net income, and their inherent limitations, see “How We Measure Our Performance” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

Distribution Reinvestment Plan

Our distribution reinvestment plan allows stockholders to elect to have their cash distributions attributable to the class of shares owned automatically reinvested in additional shares of the same class. Holders of OP Units may also participate in the distribution reinvestment plan and have cash otherwise distributable to them by the Operating Partnership invested in shares of our common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan is equal to our NAV per share applicable to the class of shares purchased, calculated as of the distribution date. A stockholder may terminate participation in our distribution reinvestment plan at any time, without penalty, by delivering to us a written notice. Such notice must be received by us at least one business day prior to a distribution date in order for a stockholder’s termination to be effective for such distribution date (i.e., a termination notice will be effective the day after it is received and will not affect participation in our distribution reinvestment plan for any prior date).

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

Notwithstanding the Class E liquidity level desired by our board of directors, under the program, we will generally not redeem in any consecutive 12-month period more than 5% of the number of Class E shares outstanding at the beginning of such 12-month period (excluding certain redemptions made in connection with a stockholder’s death), unless we receive no-action relief from the Commission with respect to the tender offer rules. If we wish to provide liquidity to our Class E stockholders in excess of this limit, we may explore additional liquidity strategies for our Class E stockholders. Such liquidity strategies could, in addition to more traditional options, include launching a self tender offer for Class E shares, seeking a third party interested in making such a tender offer, or entering into a merger agreement in which the holders of our Class E shares receive cash or other consideration in exchange for their Class E shares. There can be no assurances that we will be successful in achieving liquidity for our Class E stockholders within any certain time frame or at all. In any event, our board of directors will seek to act in the best interest of the Company as a whole, taking into consideration all classes of stockholders.

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

Prior to January 1, 2015, our Class AWI SRP imposed a quarterly cap on the “net redemptions” of each of our Class A, Class W and Class I share classes equal to the amount of shares of such class with an aggregate value (based on the redemption price per share on the day the redemption is effected) of up to 5% of the NAV of such class as of the last day of the previous calendar quarter. Here, we use the term “net redemptions” to mean, for any class and any quarter, the excess of our share redemptions (capital outflows) of such class over the share purchases net of sales commissions (capital inflows) of such class, whether in a primary offering or pursuant to a distribution reinvestment plan.

Effective January 1, 2015, a quarterly cap is now imposed on the aggregate “net redemptions” of our Class A, Class W and Class I share classes equal to the amount of shares of such classes with a value (based on the redemption price per share on the day the redemption is effected) of up to 5% of the aggregate NAV of the outstanding shares of such classes as of the last day of the previous calendar quarter. Here, we use the term “net redemptions” to mean, for any quarter, the excess of our share redemptions (capital outflows) of our Class A, Class W and Class I share classes over the share purchases net of sales commissions (capital inflows) of such classes in any ongoing public offering of Class A, Class W or Class I shares, whether in a primary offering or pursuant to a distribution reinvestment plan.

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

In addition, for each future quarter, our board of directors reserves the right to choose whether the quarterly cap and the “net redemptions” test will be applied to our Class A, Class W and Class I shares on a class-specific basis rather than on the aggregate basis described above. If our board of directors chooses to have the quarterly cap and the “net redemptions” test apply on a class-specific basis, then “net redemptions” of our Class A, Class W and Class I share classes will mean, for any class and any quarter, the excess of our share redemptions (capital outflows) of such class over the share purchases net of sales commissions (capital inflows) of such class in any ongoing public offering of Class A, Class W or Class I shares, whether in a primary offering or pursuant to a distribution reinvestment plan. Further, the quarterly cap will mean a quarterly cap on the “net redemptions” of each of our Class A, Class W and Class I share classes equal to the amount of shares of such class with an aggregate value (based on the redemption price per share on the day the redemption is effected) of up to 5% of the NAV of the outstanding shares of such class as of the last day of the previous calendar quarter. In order for the board of directors to change the application of the quarterly cap and the “net redemptions” test from being applied to our Class A, Class W and Class I shares on an aggregate basis among Class A, Class W and Class I shares, taken together, to a class-specific basis, or vice versa, we will notify stockholders through a prospectus supplement and/or a special or periodic report filed with the Commission, as well as in a press release or on our website, at least 10 days before the first business day of the quarter for which the new test will apply.

The Amended AWI SRP also clarifies that no assurance can be given that we will maintain the allocation to liquid assets intended to generally be maintained under normal circumstances, as described in the plan.

For the three months ended December 31, 2014, we redeemed approximately 2.0 million Class E shares of common stock pursuant to the Class E SRP for approximately $14.1 million, and approximately 351,000 Class I shares of common stock pursuant to the Class AWI SRP for approximately $2.5 million, as described further in the table below.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
October 1 - October 31, 2014	62,255	$7.06	62,255	—
November 1 - November 30, 2014	236,564	7.15	236,564	—
December 1 - December 31, 2014	2,016,266	7.16	2,016,266	—

Total	2,315,085	$7.16	2,315,085	—

(1)	Redemptions are limited under the Class E SRP and the Class AWI SRP as described above. We redeemed all Class A, W, and I shares that were requested to be redeemed during the three months ended December 31, 2014. As of December 31, 2014, we had capacity under the Class AWI SRP to redeem up to $1.8 million in Class A shares, $2.7 million in Class W shares, and $7.0 million in Class I shares. Pursuant to the Class AWI SRP, this capacity resets at the beginning of each quarter. However, as described above, beginning January 1, 2015, the quarterly cap no longer applies on a class specific basis. Instead, the aggregate “net redemptions” of our Class A, W and I shares are subject to a quarterly cap based on the aggregate NAV of the outstanding shares of such classes.

Below is a summary of common stock redemptions pursuant to the Class E SRP for each quarter during 2014 and 2013 (number of shares in thousands).

For the Quarter Ended:	Number of Shares Requested for Redemption	Number of Shares Redeemed	Percentage of Shares Requested for Redemption Redeemed	Percentage of Shares Requested for Redemption Redeemed Pro Rata (1)	Average Price Paid per Share
March 31, 2013	14,978	1,721	11.5%	8.7%	$6.79
June 30, 2013	15,824	4,145	26.2%	22.6%	6.83
September 30, 2013	13,968	2,111	15.1%	11.4%	6.87
December 31, 2013	15,368	2,004	13.0%	9.6%	6.93

Average 2013	15,035	2,495	16.6%	13.2%	$6.85
March 31, 2014	17,974	1,845	10.3%	6.7%	$6.96
June 30, 2014	16,896	5,166	30.6%	26.5%	7.00
September 30, 2014	17,597	2,041	11.6%	8.5%	7.09
December 31, 2014	18,907	1,964	10.4%	7.4%	7.16

Average 2014	17,844	2,754	15.4%	12.0%	$7.04

(1)	Represents redemptions of shares from investors that did not qualify for death or disability redemptions.

During 2013, we satisfied 100% of redemption requests received pursuant to our Class AWI SRP; we redeemed approximately 4,000 Class I shares for an average price of approximately $6.72 per share pursuant to our Class AWI SRP. During 2014, we satisfied 100% of the redemption requests received pursuant to our Class AWI SRP; we redeemed approximately 2,000 Class W shares for an average price of approximately $6.94 per share and approximately 648,000 Class I shares for an average price of approximately $7.04 per share.

Securities Authorized for Issuance under Equity Compensation Plans

The following table gives information regarding our equity incentive plans as of December 31, 2014.

	Equity Compensation Plans Information
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by security holders	94,302	(3)	$11.00	1,872,992
Equity compensation plans not approved by security holders	—		—	1,993,052

Total / Weighted Average	94,302		$11.00	3,866,044

(1)	Weighted-average exercise price represents the option strike price for 90,000 options to purchase Class E shares for $11.00 issued to our three independent directors. Restricted stock units (“RSUs”) with respect to Class I shares of our common stock that were granted to our independent directors and had not been settled as of December 31, 2014, are included in the number of securities to be issued upon exercise of outstanding options, warrants, and rights but are not reflected in the weighted-average exercise price of outstanding options, warrants, and rights.
(2)	We have two equity incentive plans. Under each plan, an aggregate maximum of 5.0 million shares may be issued upon grant, vesting or exercise of awards, although the board of directors, as of December 31, 2014, has only authorized and reserved for issuance a total of 2.0 million shares of our common stock under each plan.
(3)	As of December 31, 2014, includes (i) options to purchase 90,000 Class E shares of our common stock that were granted to our independent directors and had vested but had not yet been exercised, and (ii) 4,302 RSUs with respect to Class I shares of our common stock that were granted to our independent directors and had not yet vested.

Unregistered Issuance of Securities

Effective January 2, 2014, the Company granted a total of 2,087 restricted stock units, with additional restricted stock units to be granted as dividend equivalents, to its independent directors for future services for the Company in a private transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act. On June 24, 2014, all such restricted stock units, a total of 2,112, were settled with a total of 2,112 shares of the Company’s Class I common stock.

Effective March 24, 2014, the Company granted 4,836 restricted shares of common stock to non-executive level employees of the Advisor and its affiliates for past and future services for the Company in a private transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

On April 7, 2014, the Advisor acquired 493,575 restricted stock units (“Company RSUs”) from the Company. Each Company RSU will, upon vesting, be settled in one share of the Company’s Class I common stock. The Company RSUs are subject to specified vesting and settlement provisions and, upon settlement in Class I shares of Company common stock, require offset of advisory fees and expenses otherwise payable from the Company to the Advisor based on a value of $6.96 per share (the net asset value per Class I share on April 7, 2014). In connection with this transaction, on April 7, 2014, the Advisor granted, in the aggregate, 493,575 restricted stock units (“Advisor RSUs”) to certain employees of the Advisor and its affiliates. Each Advisor RSU will, upon vesting, be settled in one share of the Company’s Class I common stock. The Advisor RSUs are subject to specified vesting and settlement provisions and, upon settlement in Class I shares of Company common stock, require offset of compensation otherwise payable from the Advisor to the applicable employee based on a value of $6.96 per share. The securities issued by the Company pursuant to this paragraph were issued in private transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data relating to our historical financial condition and results of operations for each of the five years ended December 31, 2014. The financial data in the table is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes beginning on page F-1 of this Annual Report on Form 10-K. The amounts in the table are in thousands except per share and footnote information.

	As of or For the Year Ended December 31,
	2014	2013	2012	2011	2010 (1)
Statement of Operations Data:

Total revenue (2)	$231,597	$217,777	$216,325	$218,857	$180,523
Total operating expenses, excluding acquisition-related expenses and gains and losses on real property, debt related investments, and real estate securities	(167,520)	(155,939)	(156,550)	(162,885)	(130,305)
Acquisition-related expenses net of other gains	(703)	(337)	(325)	(610)	(18,185)
Impairments and provisions for loss on real property, real estate-related debt investments and real estate securities (3)	(9,500)	(2,600)	—	(26,406)	(6,665)
Gain on sale of real property (4)	10,914	—	—	—	—
Interest expense	(61,903)	(65,325)	(69,844)	(74,406)	(61,324)
Income (loss) from continuing operations (5)	3,990	(9,084)	(14,961)	(43,056)	4,150
Discontinued operations (6)	30,004	65,554	(7,410)	(21,510)	(26,557)
Net income (loss)	33,994	56,470	(22,371)	(64,566)	(22,407)
Net (income) loss attributable to noncontrolling interests	(4,802)	(4,002)	110	6,886	1,705
Net income (loss) attributable to common stockholders	$29,192	$52,468	$(22,261)	$(57,680)	$(20,702)

Comprehensive (Loss) Income Data:
Net income (loss)	$33,994	$56,470	$(22,371)	$(64,566)	$(22,407)
Net unrealized change from available-for-sale securities	(211)	—	(1,426)	1,260	(28,864)
Net unrealized change from cash flow hedging derivatives	721	4,975	3,963	2,837	2,499
Total other comprehensive income (loss)	510	4,975	2,537	4,097	(26,365)
Comprehensive income (loss)	$34,504	$61,445	$(19,834)	$(60,469)	$(48,772)

Per Share Data:
Net income (loss) per basic and diluted common share:
Continuing operations	$0.02	$(0.05)	$(0.08)	$(0.22)	$0.02
Discontinued operations	$0.14	$0.34	$(0.04)	$(0.09)	$(0.13)

Common Stock Distributions
Common stock distributions declared	$62,236	$62,330	$84,259	$105,704	$110,430
Weighted average common stock distributions declared per share	$0.3492	$0.3499	$0.4625	$0.5750	$0.6000

Other Information:
Weighted average number of common shares outstanding:
Basic	178,273	178,196	181,982	183,813	184,215
Diluted	190,991	191,932	197,244	197,377	193,773
Number of common shares outstanding at end of period	178,400	176,007	178,128	182,331	182,717
Number of diluted shares outstanding at end of period	190,547	189,278	192,303	198,529	195,529

	As of or For the Year Ended December 31,
	2014	2013	2012	2011	2010 (1)
Balance Sheet Data:
Real estate, before accumulated depreciation (7)	$2,472,926	$2,570,480	$2,819,550	$2,724,684	$2,858,307
Total assets	$2,148,133	$2,305,409	$2,659,254	$2,670,419	$2,999,207
Total debt obligations (8)	$1,198,267	$1,323,472	$1,619,452	$1,481,503	$1,592,780
Total liabilities	$1,384,153	$1,500,398	$1,817,727	$1,671,150	$1,842,233

Cash Flow Data:
Net cash provided by operating activities	$87,229	$86,589	$94,487	$94,342	$50,200
Net cash (used in) provided by investing activities	$(15,102)	$72,847	$(39,465)	$89,457	$(1,297,007)
Net cash (used in) provided by financing activities	$(82,444)	$(171,530)	$(146,597)	$(138,911)	$815,580

Supplemental Information
FFO attributable to common stockholders (5)(9)	$85,246	$85,216	$82,851	$65,237	$83,728
Company-defined FFO attributable to common stockholders (9)	$85,962	$87,859	$88,402	$90,680	$76,686

(1)	In June 2010, we completed the purchase of a portfolio of 32 office and industrial properties for a total purchase price of approximately $1.4 billion, effectively doubling the value and size of our real property portfolio. Related to this purchase, we incurred incremental borrowings of approximately $858.6 million and acquisition costs of $18.2 million.
(2)	Includes equity-in-earnings from an unconsolidated joint venture of approximately $941,000 for the year ended December 31, 2010.
(3)	Impairments and provisions for loss on real property, real estate-related debt investments and real estate securities include (i) real property impairment of $9.5 million and $2.6 million during 2014 and 2013, respectively, (ii) provisions for loan loss, net of reversals, of $23.0 million and $1.3 million during 2011 and 2010, respectively, and (iii) other than temporary impairment on securities of $3.4 million and $5.4 million during 2011 and 2010, respectively. Real property impairment losses of $5.7 million and $23.5 million recorded during the years ended December 31, 2012 and 2011, respectively, relate to properties that we have disposed of and are included within discontinued operations.
(4)	Beginning with the year ended December 31, 2014, as the result of adopting new accounting guidance, we present the aggregate net gains related to disposals of properties that are not classified as discontinued operations within continuing operations. See “Discontinued Operations” in Note 3 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for information regarding the adoption of new accounting guidance related to discontinued operations.
(5)	Income (loss) from continuing operations and FFO attributable to common stockholders includes (i) realized gain on the disposition of securities of $39.9 million during 2010, and (ii) losses on extinguishment of debt of $2.5 million, $5.7 million and $5.1 million in 2013, 2012 and 2010, respectively.
(6)	After December 31, 2013, a discontinued operation is a component (or group of components) of the entity, the disposal of which would represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results, when such component (or group of components) have been disposed of or classified as held for sale. Through December 31, 2013, discontinued operations represent properties that we have either disposed of or have classified as held for sale if both the operations and cash flows of the property have been or will be eliminated from our ongoing operations as a result of the disposal transaction and if we will not have any significant continuing involvement in the operations of the property after the disposal transaction. Discontinued operations includes the results of (i) 12 properties classified as held for sale as of December 31, 2013, (ii) 13 properties disposed of during 2013, (iii) three properties disposed of during 2012, (iv) five properties disposed of during 2011, and (v) 13 properties disposed of during 2010, including 12 operating properties and one property that we had previously held an interest in as a mezzanine lender.

(7)	Real estate, before accumulated depreciation includes approximately $30.4 million and $193.6 million that we classified within assets held for sale as of December 31, 2014 and 2013, respectively.
(8)	Total debt obligations includes approximately $80.4 million that we classified within liabilities related to assets held for sale as of December 31, 2013.
(9)	FFO and Company-Defined FFO are defined, reconciled to GAAP net income, and discussed in “How We Measure Our Performance – Funds From Operations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On July 12, 2012, the Commission declared effective our Registration Statement on Form S-11 (the “Registration Statement”). The Registration Statement applies to the offer and sale (the “Offering”) of up to $3,000,000,000 of our shares of common stock, of which $2,250,000,000 of shares are expected to be offered to the public in a primary offering and $750,000,000 of shares are expected to be offered to our stockholders pursuant to an amended and restated distribution reinvestment plan (subject to our right to reallocate such amounts). In the Offering, we are offering to the public three classes of shares: Class A shares, Class W shares and Class I shares with net asset value (“NAV”) based pricing. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Exhibit 99.1 of this Annual Report on Form 10-K, for a description of our valuation procedures and valuation components, including important disclosure regarding real property valuations provided by Altus Group U.S., Inc., an independent valuation firm (“the Independent Valuation Firm”). Our NAV is not audited by our independent registered public accounting firm. We are offering to sell any combination of Class A shares, Class W shares and Class I shares with a dollar value up to the maximum offering amount. We will continue to sell shares of our unclassified common stock, which we refer to as “Class E” shares, pursuant to our distribution reinvestment plan offering registered on our Registration Statement on Form S-3 (Registration Number 333-162636) (the “Class E DRIP Offering”). As of December 31, 2014, we had 1,187,215 Class A shares, 1,116,698 Class W shares, and 13,027,931 Class I shares outstanding. We refer to the Offering and the Class E DRIP Offering collectively as our “Public Offerings.”

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

Our current investments include:

(1)	Investments in real properties, consisting of office, industrial, and retail properties, located in the United States; and

(2)	Certain debt related investments, including originating and participating in whole mortgage loans secured by commercial real estate, B-notes, and mezzanine debt (herein referred to as “debt related investments”).

As of December 31, 2014, we had total gross investments with an estimated fair value of approximately $2.6 billion (calculated in accordance with our valuation procedures), comprised of:

(1)	68 operating properties located in 24 geographic markets in the United States, aggregating approximately 11.9 million net rentable square feet, which were approximately 93.7% leased. Our operating real property portfolio includes an aggregate fair value of approximately $2.5 billion and consists of:

•	24 office properties located in 15 geographic markets, aggregating approximately 5.1 million net rentable square feet, with an aggregate fair value of approximately $1.4 billion;

•	32 retail properties located in seven geographic markets, aggregating approximately 3.3 million net rentable square feet, with an aggregate fair value of approximately $786.7 million; and

•	12 industrial properties located in eight geographic markets, aggregating approximately 3.5 million net rentable square feet, with an aggregate fair value of approximately $248.3 million.

(2)	Approximately $95.0 million in net debt related investments, including (i) investments in mortgage notes of approximately $76.2 million, and (ii) investments in mezzanine debt of $18.8 million.

Consistent with our investment strategy, we currently have four business segments, consisting of investments in (i) office property, (ii) industrial property, (iii) retail property, and (iv) real estate-related debt (which we refer to as “debt related investments”). We may have additional segments in the future to the extent we enter into additional real property sectors, such as multifamily, hospitality, and other real property types. For a discussion of our business segments and the associated revenue and net operating income by segment, see Note 13 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Any future and near-term obligations are expected to be funded primarily through the use of cash on hand, cash generated from operations, proceeds from the Public Offerings, proceeds from the sale of existing investments, and the issuance and assumption of debt obligations.

•	Cash on hand — As of December 31, 2014, we had approximately $14.5 million of cash and cash equivalents.

•	Cash available under our line of credit — As of December 31, 2014, the unused portion of our revolving credit facility was approximately $272.8 million, of which approximately $189.4 was available.

•	Cash generated from operations — During the year ended December 31, 2014, we generated approximately $87.2 million from operations of our real properties and income from debt related investments.

•	Proceeds from offerings of equity securities — We currently maintain the Offering, which consists of the offer and sale of up to $3,000,000,000 of our shares of common stock, of which $2,250,000,000 of shares are expected to be offered to the public in a primary offering and $750,000,000 of shares are expected to be offered to our stockholders pursuant to an amended and restated distribution reinvestment plan (subject to our right to reallocate such amounts). During the year ended December 31, 2014, we raised approximately $77.9 million in proceeds from the sale of Class A, W and I shares in the Offering, including approximately $43.9 million pursuant to a selected dealer agreement, which we refer to as our “Managed Offering.” Additionally, during the year ended December 31, 2014, we received approximately $1.0 million in proceeds under the Class A, W and I distribution reinvestment plan and approximately $19.8 million in proceeds from the Class E DRIP Offering.

•	Proceeds from sales and repayments of existing investments — During the year ended December 31, 2014, we sold 16 operating properties for approximately $216.9 million. After buyer credits, closing costs, the repayment of the related mortgage notes, and the reclassification of certain proceeds to restricted cash, we received net proceeds of $105.3 million. Subsequent to December 31, 2014, we sold an operating property for approximately $46.6 million. In addition, during the year ended December 31, 2014, three of our debt related investments with aggregate principal balances of $29.7 million were repaid to us in full.

We believe that our existing cash balance, cash generated from operations, proceeds from our Public Offerings and our ability to sell investments and to issue debt obligations, remains adequate to meet our expected capital obligations for the next twelve months.

Current Business Environment

The recovery of the domestic economy and the domestic real estate market both continued in 2014. During 2014, gross domestic product (“GDP”) grew at an estimated annualized rate of 2.4%, compared to 2.2% in 2013. During the third and fourth quarters of 2014 GDP grew at annualized rates of 5.0% and 2.2%, respectively. The consumer price index increased 0.8% in 2014 which compares to an increase of 1.5% in 2013, continuing the recent trend of low levels of inflation. The unemployment rate was 5.6% at the end of 2014 compared with 6.7% at the end of 2013. The economy on average created over 200,000 new jobs per month in 2014, however wage growth remained stagnant which could impact the domestic recovery in the future if that trend persists. Looking toward 2015, the Federal Reserve estimates GDP growth for 2015 at between 2.6% and 3.0% while a composite of analyst estimates predict GDP growth of 3.0% during 2015, along with a positive outlook for other macroeconomic factors.

Although the US economy continues to improve based on these broad macroeconomic indicators, many European and Asian economies currently are struggling to gain traction. Europe’s economy as a whole continues to stagnate, GDP growth in China is slowing, and Japan continues to find it difficult to emerge from their most recent downturn. The recent, significant declines in the price of oil also have impacted global economies dependent on energy production, including the United States, while contributing to lower inflation in most countries. These factors are all creating general uncertainty that has resulted in large capital inflows into the United States. These inflows have in part caused significant volatility in the demand for US government securities, keeping interest rates lower than historical averages, in addition to contributing to a strengthening US dollar.

The dual forces of the improving US economy and global economic uncertainty has highlighted US real estate as a target investment for many domestic and foreign sources of capital. The improving US economy has led to improving real estate fundamentals that favor landlords in several markets. In general, in several markets, new supply has been limited; the multifamily sector has been active in development while the office, industrial, and retail sectors have all kept their new supply below historical averages. Occupancy rates generally are increasing across the sectors, which is providing owners of real estate in several markets the opportunity to increase rental rates. In conjunction with these fundamentals, the global uncertainty has increased capital flows into US real estate while working to keep interest rates at historically low levels. The combined effect of these forces has increased real estate transaction volume and competitive pricing. Transaction volumes in the real estate sector during 2014 increased 17% compared to 2013 and are at the highest levels since the prior cycle’s peak in 2007. This has impacted pricing, with yields falling for the broad real estate sector in 2014 as compared to 2013.

We are seeing these trends in our daily activities. We are generally encountering more opportunities to increase rental rates across several markets of our portfolio and believe these opportunities will continue in 2015, but are carefully monitoring the possible effects the macroeconomic trends could have on certain US real estate markets. For example, the effects of lower oil prices are already being anticipated in parts of the country like Houston and Dallas where oil companies have either reduced their workforce or cut back on their growth expectations. In our transactions, we frequently find ourselves competing with many investors for properties that we find attractive and we believe the investor demand for high quality real estate currently exceeds the amount of supply. With transaction volumes rising, there are several opportunities to invest capital into commercial real estate but we believe being selective and disciplined is paramount to making successful investments.

Significant Transactions During the Year Ended December 31, 2014

Real Estate Acquisitions

During the year ended December 31, 2014, we acquired one office property in the Denver, CO market comprising approximately 262,000 square feet with a purchase price of approximately $75.0 million and two retail properties in the Greater Boston market comprising approximately 138,000 and 185,000 square feet, respectively, with purchase prices of approximately $24.7 and $39.2 million, respectively.

Real Estate Dispositions

During the year ended December 31, 2014, we sold or disposed of 17 properties for a combined sales price of approximately $230.5 million. We received net cash proceeds from the dispositions of approximately $105.3 million, after the satisfaction of approximately $107.6 million of outstanding mortgage note balances, and the payment of closing costs and fees related to the sale of the properties. Related to these dispositions, we recorded gains of approximately $40.5 million. The properties disposed included (i) three office properties in the Little Rock, AR, Denver, CO, and East Bay, CA markets, (ii) an industrial portfolio comprising 12 properties in the Atlanta, GA, Central PA, Cincinnati, OH, Columbus, OH, Dallas, TX, Indianapolis, IN, and Minneapolis/St Paul, MN markets, (iii) one retail property in the Greater Boston market, and (iv) an office property in the Silicon Valley, CA market disposed of through a foreclosure sale, in total comprising an aggregate of approximately 4.0 million net rentable square feet.

Debt Related Investments

During the year ended December 31, 2014, we received full repayment of three debt related investments, all of which were structured as mortgage notes. We received cash proceeds from the repayments of approximately $22.6 million, which comprised principal repayment of $29.7 million, partially offset by the repayment of borrowings secured by the debt related investments of approximately $7.1 million.

Increase of Revolving Credit Facility

On December 19, 2012, we entered into a credit agreement providing for a $450.0 million senior unsecured term loan and revolving line of credit, with a syndicate of lenders led by Bank of America, N.A. as Administrative Agent, (collectively, the “Old Facility”). The Old Facility provided us with the ability from time to time to increase the size of the Old Facility up to a total of $800 million less the amount of any prepayments under the term loan component of the Old Facility, subject to receipt of lender commitments and other conditions. During the year ended December 31, 2013, we increased the revolving line of credit by $170.0 million, thereby providing us with a $270.0 million term loan and a $350.0 million revolving credit facility, for a total of $620.0 million in aggregate.

Recast of Revolving Credit Facility and New Credit Agreement

Subsequent to December 31, 2014, we amended and restated the Old Facility to provide for a $550 million senior unsecured term loan and revolving line of credit, with a syndicate of lenders led by Bank of America, N.A., as Administrative Agent (collectively, the “Amended Facility”), consisting of a $400 million revolving credit facility (the “Revolving Credit Facility”) and a $150 million term loan (the “Term Loan”). The Amended Facility provides us with the ability from time to time to increase the size of the Amended Facility up to a total of $900 million less the amount of any prepayments under the Term Loan, subject to receipt of lender commitments and other conditions. We refer to the Old Facility and Amended Facility collectively as the “Facility.” Also subsequent to December 31, 2014, we entered into an unsecured credit agreement providing for a $200 million term loan with Wells Fargo Bank, National Association, which matures in February, 2022 (the “Credit Agreement”). For additional discussion of the recast of our Facility and the Credit Agreement, see Note 17 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

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

The following unaudited tables present a reconciliation of FFO to net income (loss) for the three months and years ended December 31, 2014, 2013, and 2012 (amounts in thousands, except per share information).

	For the Three Months Ended, December 31,			For the Year Ended, December 31,
	2014	2013	2012	2014	2013	2012
Reconciliation of net earnings to FFO:
Net income (loss) attributable to common stockholders	$5,303	$(1,367)	$(14,165)	$29,192	$52,468	$(22,261)
Add (deduct) NAREIT-defined adjustments:
Real estate depreciation and amortization expense	22,514	25,093	31,846	88,994	108,191	129,116
(Gain) loss on real estate property dispositions	(4,452)	(5,580)	37	(40,592)	(74,306)	(21,108)
Impairment of real property	—	2,600	5,700	9,500	2,600	5,700
Noncontrolling interests’ share of net loss	397	(85)	(1,240)	4,802	4,002	(110)
Noncontrolling interests’ share of FFO	(1,648)	(1,687)	(2,099)	(6,650)	(7,739)	(8,486)

FFO attributable to common shares-basic	22,114	18,974	20,079	85,246	85,216	82,851
FFO attributable to dilutive OP units	1,501	1,431	1,608	6,077	6,575	6,947

FFO attributable to common shares-diluted	$23,615	$20,405	$21,687	$91,323	$91,791	$89,798

FFO per share-basic and diluted	0.12	0.11	0.11	0.48	0.48	0.46

Weighted average number of shares outstanding

Basic	179,926	177,548	179,605	178,273	178,196	181,982

Diluted	192,137	190,942	193,985	190,991	191,932	197,244

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

The following unaudited tables present a reconciliation of Company-Defined FFO to FFO for the three months and years ended December 31, 2014, 2013, and 2012 (amounts in thousands, except per share information).

	For the Three Months Ended, December 31,			For the Year Ended, December 31,
	2014	2013	2012	2014	2013	2012
Reconciliation of FFO to Company-Defined FFO:
FFO attributable to common shares-basic	$22,114	$18,974	$20,079	$85,246	$85,216	$82,851
Add (deduct) our adjustments:
Acquisition-related expenses	237	337	2	703	337	325
Loss on derivatives	—	—	—	—	—	19
Loss on extinguishment of debt and financing commitments	—	1,808	1,766	63	2,507	5,675
Noncontrolling interests’ share of FFO	1,648	1,687	2,099	6,650	7,739	8,486
Noncontrolling interest share of Company-Defined FFO	(1,663)	(1,837)	(2,230)	(6,700)	(7,940)	(8,954)

Company-Defined FFO attributable to common shares-basic	22,336	20,969	21,716	85,962	87,859	88,402

Company-Defined FFO attributable to dilutive OP units	1,516	1,582	1,739	6,127	6,776	7,414

Company-Defined FFO attributable to common shares-diluted	$23,852	$22,551	$23,455	$92,089	$94,635	$95,816

Company-Defined FFO per share-basic and diluted	0.12	0.12	0.12	0.48	0.49	0.49

Weighted average number of shares outstanding

Basic	179,926	177,548	179,605	178,273	178,196	181,982

Diluted	192,137	190,942	193,985	190,991	191,932	197,244

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

Our Operating Results

For the year ended December 31, 2014, we had net income attributable to common stockholders of $29.2 million. For the year ended December 31, 2013, we had net income attributable to common stockholders of $52.5 million. The results of our operations for the year ended December 31, 2014 were substantially different from our results for the same period in 2013, primarily as a result of (i) a decrease in income from discontinued operations, including gain realized from disposition of real properties, and (ii) an increase in real property NOI from continuing operations, partially offset by (i) an increase in impairment of real estate property, and (ii) a decrease in debt related income.

For the year ended December 31, 2013, we had net income attributable to common stockholders of $52.5 million. For the year ended December 31, 2012, we had a net loss attributable to common stockholders of $22.3 million. The results of our operations for the year ended December 31, 2013 were substantially different from our results for the same period in 2012, primarily as a result of (i) an increase in gains realized on the disposition of real properties and (ii) a decrease in interest expense and losses on extinguishment of debt and financing commitments during 2013, due primarily to our increased use of our Facility, instead of secured borrowings.

The following series of tables and discussions describe in more detail our results of operations, including those items specifically mentioned above, for the year ended December 31, 2014 compared to the year ended December 31, 2013 and for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

The following table illustrates the changes in rental revenues, rental expenses, debt-related investment income, and net operating income for the year ended December 31, 2014 compared to the year ended December 31, 2013. Our same store portfolio includes all operating properties that we owned for the entirety of both reporting periods. Our same store portfolio includes 64 properties acquired prior to January 1, 2013, and owned through December 31, 2014, comprising approximately 11.0 million square feet. A discussion of these changes follows the table (dollar amounts in thousands).

	For the Twelve Months Ended December 31,
	2014	2013	$ Change	% Change
Revenues
Base rental revenue - same store (1)	$174,457	$167,990	$6,467	4%
Other rental revenue - same store	30,369	31,189	(820)	-3%

Total rental revenue-same store	204,826	199,179	5,647	3%
Rental revenue - 2013/2014 acquisitions/dispositions (2)	19,375	8,149	11,226	138%

Total rental revenue	224,201	207,328	16,873	8%
Debt related income	7,396	10,449	(3,053)	-29%

Total revenues	231,597	217,777	13,820	6%
Rental Expenses
Same store	43,419	41,206	2,213	5%
2013/2014 acquisitions/dispositions	7,578	2,466	5,112	207%

Total expenses	50,997	43,672	7,325	17%
Net Operating Income
Real property - same store	161,407	157,973	3,434	2%
Real property - 2013/2014 acquisitions/dispositions (2)	11,797	5,683	6,114	108%
Debt related income	7,396	10,449	(3,053)	-29%

Total net operating income (3)	$180,600	$174,105	$6,495	4%

(1)	Base rental revenue represents contractual base rental revenue earned by us from our tenants and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above-market intangible lease assets or the amortization of below-market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as expense recovery revenue are included in the line item referred to as “other rental revenue.”
(2)	Excludes results from properties classified as discontinued operations in our financial statements.
(3)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “Net Operating Income” included above in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a reconciliation to GAAP, refer to Note 13 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Net Operating Income

Base Rental Revenue - Same Store

The table below presents the factors contributing to the increase in our same store base rental revenue for the twelve months ended December 31, 2014 and 2013 (base rent dollar amounts in thousands):

Same Store Portfolio	Base Rent for the Twelve Months ended December 31,			Average % Leased for the Twelve Months ended December 31,		Rent per Square Foot for the Twelve Months ended December 31,
	2014	2013	$ Change	2014	2013	2014	2013
Office	$111,202	$103,087	$8,115	95.1%	93.9%	$25.61	$24.04
Industrial	17,919	20,424	(2,505)	91.7%	91.6%	5.59	6.39
Retail	45,336	44,478	858	94.2%	94.6%	16.25	15.86

Total base rental revenue - same store	$174,457	$167,989	$6,468	93.8%	93.4%	$16.88	$16.32

Other Rental Revenue - Same Store

Same store other rental revenue decreased for the year ended December 31, 2014, compared to the same period in 2013. The decrease is primarily attributable to a decrease in our straight line rent adjustment within our same store portfolio, due to the increase in the rent rate of certain tenants and the expiration of free rent periods, partially offset by an increase in in recoverable operating expenses within our same store portfolio.

Rental Expenses - Same Store

The table below presents the amounts recorded and changes in rental expense of our same store portfolio for the twelve months ended December 31, 2014 and 2013 (dollar amounts in thousands):

	For the Twelve Months ended December 31,
	2014	2013	$ Change	% Change
Real estate taxes	$17,407	$16,575	$832	5.0%
Repairs and maintenance	11,152	10,669	483	4.5%
Utilities	6,613	5,858	755	12.9%
Insurance	1,222	1,351	(129)	-9.5%
Other	7,025	6,753	272	4.0%

Total same store rental expense	$43,419	$41,206	$2,213	5.4%

Real Property – 2013/2014 Acquisitions and Dispositions

The acquisition of four additional operating properties during 2013 and 2014, partially offset by the disposition of five operating properties during 2014 (that were not classified as discontinued operations) contributed to the increase in our continuing rental revenue and rental expenses during the year ended December 31, 2014, compared to the same period in 2013.

Debt Related Income

Debt related income decreased for the year ended December 31, 2014, compared to the same period in 2013. The decrease is primarily attributable to the repayments of debt related investments of approximately $91.3 million during 2013 and 2014, partially offset by the investment of approximately $15.2 million in debt related investments in the same period.

Other Operating Expenses

Real Estate Depreciation and Amortization Expense

Depreciation and amortization expense, including discontinued operations, decreased by $19.2 million, or 18%, for the year ended December 31, 2014, compared to the same period in 2013. We recognized $89.0 million depreciation and amortization expense for the year ended December 31, 2014, all from continuing operations. We recognized $108.2 million depreciation and amortization expense for the year ended December 31, 2013, which included $21.0 million recorded within discontinued operations. The decrease is primarily due to our disposition of real properties during 2013 and 2014.

General and Administrative Expenses

General and administrative expenses increased by approximately $1.6 million, or 16%, for the year ended December 31, 2014, compared to the same period in 2013. The increase is primarily due to an increase in costs related to current year business development activity, including costs related to acquisition activity, and increased personnel costs due to the addition of our president in July 2013.

Impairment of Real Estate Property

During the year ended December 31, 2014, we recognized an impairment charge of approximately $9.5 million based on our estimate of future cash flow and fair value of a wholly-owned retail property. During the year ended December 31, 2013, we recognized an impairment charge of approximately $2.6 million based on our estimate of future cash flow and fair value of a wholly-owned industrial property. See Note 3 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for further discussion of these impairment charges.

Other Income (Expenses)

Interest Expense

Interest expense decreased for the year ended December 31, 2014, compared to the same period in 2013, due to (i) lower overall borrowings, particularly less mortgage notes and other secured borrowings, resulting from our repayment of debt upon the disposition of real properties and the repayment of debt related investments, and (ii) lower cost of borrowings due to a decrease in the weighted average interest rate on our outstanding debt. The following table further describes our interest expense by debt obligation, and includes amortization of deferred financing costs, amortization related to our derivatives, and amortization of discounts and premiums (amounts in thousands):

	For the Year Ended December 31,
Debt Obligation	2014	2013
Mortgage notes (1)	$50,772	$65,201
Line of credit and other unsecured borrowings	8,843	8,610
Other secured borrowings	1,375	2,973
Financing obligations	1,210	1,205

Total interest expense	$62,200	$77,989

(1)	Includes interest expense attributable to discontinued operations of $296,000 and $12.7 million for the year ended December 31, 2014 and 2013, respectively.

Gain on Sale of Real Property

During the year ended December 31, 2014, we disposed of (i) a portfolio of 12 industrial properties, for which we recorded a gain on sale of real property of approximately $29.5 million, which was classified within discontinued operations, and (ii) five operating properties and a land parcel, for which we recorded gains on sale of real property of approximately $10.9 million. During the year ended December 31, 2013, we disposed of 13 operating properties, for which we recorded gains on sale of real property of approximately $74.3 million, which was classified within discontinued operations.

Loss on Extinguishment of Debt and Financing Commitments

Loss on extinguishment of debt and financing commitments was approximately $63,000 and $2.5 million for the years ended December 31, 2014 and 2013, respectively. The loss in 2014 primarily resulted from the accelerated amortization of deferred financing costs upon the repayment of borrowings under our repurchase facilities earlier than we had originally expected.

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

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

The following table illustrates the changes in revenues, rental expenses, and net operating income for the year ended December 31, 2013 compared to the year ended December 31, 2012. Our same store portfolio includes all operating properties that we owned for the entirety of the current and each of the prior year reporting periods. Our same store portfolio includes 64 properties acquired prior to January 1, 2012 and owned through December 31, 2014, comprising approximately 11.0 million square feet. A discussion of these changes follows the table (dollar amounts in thousands).

	For the Twelve Months Ended December 31,
	2013	2012	$ Change	% Change
Revenues
Base rental revenue - same store (1)	$167,990	$167,640	$350	0%
Other rental revenue - same store	31,189	31,894	(705)	-2%

Total rental revenue-same store	199,179	199,534	(355)	0%
Rental revenue - 2012/2013 acquisitions	8,149	7,382	767	10%

Total continuing rental revenue	207,328	206,916	412	0%
Debt related income	10,449	9,409	1,040	11%

Total continuing revenues	217,777	216,325	1,452	1%
Rental Expenses
Same store	41,206	38,833	2,373	6%
2012/2013 acquisitions	2,466	1,702	764	45%

Total continuing rental expenses	43,672	40,535	3,137	8%
Net Operating Income
Real property - same store	157,973	160,701	(2,728)	-2%
Real property - 2012/2013 acquisitions	5,683	5,680	3	0%
Debt related income	10,449	9,409	1,040	11%

Total continuing net operating income (2)	$174,105	$175,790	$(1,685)	-1%

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

Net Operating Income

Base Rental Revenue - Same Store

The table below presents the factors contributing to the increase in our same store base rental revenue for the twelve months ended December 31, 2013 and 2012 (base rent dollar amounts in thousands):

Same Store Portfolio	Base Rent for the Twelve Months ended December 31,			Average % Leased for the Twelve Months ended December 31,		Rent per Square Foot for the Twelve Months ended December 31,
	2013	2012	$ Change	2013	2012	2013	2012
Office	$103,087	$102,883	$204	93.9%	90.0%	$24.04	$25.03
Industrial	20,424	20,598	(174)	91.6%	99.7%	6.39	5.91
Retail	44,478	44,160	318	94.6%	92.8%	15.86	16.06

Total base rental revenue -same store	$167,989	$167,641	$348	93.4%	93.9%	$16.32	$16.21

Other Rental Revenue - Same Store

Same store other rental revenue decreased for the year ended December 31, 2013 compared to the same period in 2012. Net amortization of above and below market lease assets and liabilities was the primary driver of the decrease, and the change was due to the expiration of off-market leases during the period. This decrease was partially offset by an increase in late fee, tenant rebill, and above market rent adjustments in certain same store properties.

Rental Expenses - Same Store

The table below presents the detail of the changes in the rental expenses of our same store portfolio for the twelve months ended December 31, 2013 and 2012 (dollar amounts in thousands):

	For the Twelve Months ended December 31,
	2013	2012	$ Change	% Change
Real estate taxes	$16,575	$16,511	$64	0.4%
Repairs and maintenance	10,669	9,105	1,564	17.2%
Utilities	5,858	5,305	553	10.4%
Insurance	1,351	1,373	(22)	-1.6%
Other	6,753	6,539	214	3.3%

Total same store rental expense	$41,206	$38,833	$2,373	6.1%

Real Property – 2012/2013 Acquisitions

The acquisition and continued ownership of one additional operating real property during 2013 contributed to the increase in our continuing rental revenue and rental expenses during the year ended December 31, 2013, compared to the same period in 2012.

Debt Related Income

Debt related income increased for the year ended December 31, 2013, compared to the same period in 2012. The increase was primarily attributable to additional investment of approximately $132.3 million new or increased principal balances subsequent to December 31, 2011, partially offset by the repayment of approximately $96.1 million in principal balances and the write-off or foreclosure of approximately $35 million in non-performing loans during 2013.

Other Operating Expenses

Real Estate Depreciation and Amortization Expense

Depreciation and amortization expense, including discontinued operations, decreased by $20.9 million, or 16%, for the year ended December 31, 2013, compared to the same period in 2012. We recognized $108.2 million depreciation and amortization expense for the year ended December 31, 2013, which included $21.0 million recorded within discontinued operations. We recognized $129.1 million depreciation and amortization expense for the year ended December 31, 2012, which included $38.0 million recorded in discontinued operations. The decrease was primarily due to our disposition of real properties during 2012 and 2013.

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

	For the Year Ended December 31,
Debt Obligation	2013	2012
Mortgage notes	$65,201	$85,253
Line of credit and other unsecured borrowings	8,610	1,627
Other secured borrowings	2,973	5,535
Financing obligations	1,205	1,199

Total interest expense	$77,989	$93,614

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

Liquidity and Capital Resources

Liquidity Outlook

We believe our existing cash balance, our available credit under the Facility, cash from operations, additional proceeds from our Public Offerings, proceeds from the sale of existing investments, and prospective debt or equity issuances will be sufficient to meet our liquidity and capital needs for the foreseeable future, including the next 12 months. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, distribution payments, debt service payments, including debt maturities of approximately $122.6 million, of which approximately $37.0 million are subject to extension options beyond December 31, 2015, redemption payments, potential issuer tender offers, acquisitions of real property and debt related investments. Borrowings that are subject to extension options are also subject to certain lender covenants and restrictions that we must meet to extend the initial maturity date. We currently believe that we will qualify for these extension options. However, we cannot guarantee that we will meet the requirements to extend the notes upon initial maturity. In the event that we do not qualify to extend the notes, we expect to repay them with proceeds from new borrowings or available proceeds from our Facility.

In order to maintain a reasonable level of liquidity for redemptions of Class A, Class W and Class I shares pursuant to our Class AWI SRP, we intend to generally maintain under normal circumstances the following aggregate allocation to liquid assets: (1) 10% of the aggregate NAV of our outstanding Class A, Class W and Class I shares up to $1 billion of collective Class A, Class W and Class I share NAV, and (2) 5% of the aggregate NAV of our outstanding Class A, Class W and Class I shares in excess of $1 billion of collective Class A, Class W and Class I share NAV. However, as set forth in the Class AWI SRP, no assurance can be given that we will maintain this allocation to liquid assets. Our board of directors has the right to modify, suspend or terminate our

Class AWI SRP if it deems such action to be in the best interest of our stockholders. As of December 31, 2014, the aggregate NAV of our outstanding Class A, Class W and Class I shares was approximately $109.8 million.

As of December 31, 2014, we had approximately $14.5 million of cash compared to $24.8 million as of December 31, 2013. The following discussion summarizes the sources and uses of our cash during the year ended December 31, 2014, which resulted in the net cash decrease of approximately $10.3 million.

Operating Activities

Net cash provided by operating activities increased by approximately $640,000 to $87.2 million for the year ended December 31, 2014, compared to net cash provided by operating activities of approximately $86.6 million for the same period in 2013. This increase is primarily due to a decrease in cash paid for interest on borrowings, partially offset by a decrease in net operating income from our real property portfolio, primarily due to our disposition activities.

Lease Expirations

Our primary source of funding for our property-level operating expenses and debt service payments is rent collected pursuant to our tenant leases. Our properties are generally leased to tenants for the longer term and as of December 31, 2014, the weighted average remaining term of our leases was approximately 6.7 years, based on contractual remaining base rent, and 5.2 years, based on leased square footage. The following is a schedule of expiring leases for our consolidated operating properties by annualized base rent and square footage as of December 31, 2014 and assuming no exercise of lease renewal options (dollar and square footage amounts in thousands).

	Lease Expirations
Year	Number of Leases Expiring	Annualized Base Rent (1)%		Square Feet	%
2015 (2)	141	$13,202	6.7%	1,029	9.3%
2016	75	22,882	11.6%	1,034	9.3%
2017	70	45,764	23.2%	1,878	16.9%
2018	84	9,430	4.8%	413	3.7%
2019	99	32,197	16.3%	1,621	14.6%
2020	61	14,908	7.6%	723	6.5%
2021	25	16,590	8.4%	1,758	15.8%
2022	21	8,927	4.5%	515	4.6%
2023	20	17,489	8.9%	835	7.5%
2024	17	3,432	1.8%	239	2.1%
Thereafter	19	12,206	6.2%	1,081	9.7%

Total	632	$197,027	100.0%	11,126	100.0%

(1)	Annualized base rent represents the annualized monthly base rent of leases executed as of December 31, 2014.
(2)	Includes leases that are on a month-to-month basis at annualized amounts.

Our three most significant leases, together comprising approximately 28.7% of our annualized base rent as of December 31, 2014, will expire between December 2016 and September 2017. Based on market information as of December 31, 2014, we have obtained third-party estimates that current market rental rates, on a weighted-average basis utilizing annualized base rent as of December 31, 2014, are approximately 20% lower than when we entered into these leases. Accordingly, we believe replicating the cash flows from these leases would be very difficult.

During the year ended December 31, 2014, we signed new leases for approximately 306,000 square feet and renewal leases for approximately 1.7 million square feet. Tenant improvements and leasing commissions related to these leases were approximately $7.8 million and $4.1 million, respectively, or $3.90 and $2.06 per square foot, respectively. During the year ended December 31, 2014, we signed comparable leases for approximately 1.7 million square feet, with average straight line rent growth of 7.3%, and tenant improvements and incentives of approximately $4.29 per square foot. Comparable leases comprise leases for which prior leases were in place for the same suite within 12 months of executing a new lease. Comparable leases must have terms of at least six months and the square footage of the suite occupied by the prior tenant cannot be more or less than 50% different from the size of the new lease’s suite.

Investing Activities

Net cash used in investing activities was approximately $15.1 million for the year ended December 31, 2014, compared to net cash provided by investing activities of approximately $72.8 million for the year ended December 31, 2013.

The change is primarily due to (i) an increase in cash paid to acquire operating properties during the year ended December 31, 2014, compared to the same period in 2013, and (ii) less proceeds from the disposition of real properties during the year ended December 31, 2014, compared to the same period in 2013, partially offset by (i) a lack of investment in debt related investments during the year ended December 31, 2014, compared to investment in debt related investments of approximately $10.8 million during the year ended December 31, 2013, and (ii) a decrease in capital expenditures in real properties during the year ended December 31, 2014, compared to the same period in 2013. During the years ended December 31, 2014 and 2013, we made cash payments of approximately $14.9 million and $25.4 million for capital expenditures related to our real property portfolio, respectively.

Financing Activities

Net cash used in financing activities during the year ended December 31, 2014 was approximately $82.4 million and primarily comprised (i) redemptions of common shares and noncontrolling interests, (ii) the repayment of mortgage note borrowings, and (iii) distributions to common stockholders and noncontrolling interests, partially offset by (i) proceeds from the sale of common stock, and (ii) proceeds from line of credit borrowings. Net cash used in financing activities during the year ended December 31, 2013 was approximately $171.5 million and primarily comprised (i) the repayment of line of credit, mortgage note and other secured borrowings, (ii) redemptions of common shares and noncontrolling interests, and (iii) distributions to common stockholders and noncontrolling interests, partially offset by proceeds from the sale of common stock.

Distributions

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. The payment of distributions is determined by our board of directors and may be adjusted at its discretion at any time. Distribution levels are set by our board of directors at a level it believes to be appropriate and sustainable based upon a review of a variety of factors including the current and anticipated market conditions, current and anticipated future performance and make-up of our investments, our overall financial projections and expected future cash needs.

Distributions declared payable to common stockholders decreased approximately $94,000 to approximately $62.2 million for the year ended December 31, 2014 from approximately $62.3 million for the same period in 2013. Such distributions were paid following the respective quarters for which they were declared. Approximately $41.4 million and $41.1 million, respectively, were paid in cash and approximately $20.8 million and $21.2 million, respectively, were reinvested in shares of our common stock pursuant to our distribution reinvestment plan during the years ended December 31, 2014 and 2013.

On December 4, 2014, our board of directors authorized for each class of common stock a dividend of $0.09 per share, subject to adjustment for class-specific expenses, for the quarter ending March 31, 2015, an increase from the prior quarterly dividend of $0.0875 per share, subject to adjustment for class-specific expenses. The dividend will be payable to stockholders of record as of the close of business on each day during the period from January 1, 2015 to March 31, 2015, pro-rated for the period of ownership. The dividend will accrue daily and be paid no later than April 30, 2015.

Redemptions

During the years ended December 31, 2014 and 2013, we redeemed approximately 11.7 million and 10.0 million shares of common stock, respectively, the significant majority of which were redeemed pursuant to our Class E SRP. Cash used to redeem such shares increased approximately $13.7 million to $82.1 million during the year ended December 31, 2014, from $68.4 million for the same period in 2013. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Programs and Other Redemptions” of this Annual Report on Form 10-K for a description of our share redemption programs and other redemptions. In addition to the above-mentioned redemptions, during the years ended December 31, 2014 and 2013, we redeemed approximately 1.1 million and 904,000 OP Units from our OP Unit holders for approximately $7.9 million and $6.2 million in cash, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures or capital resources. There are no lines of credit, side agreements, or any other derivative financial instruments related to or between our unconsolidated joint venture and us, and we believe we have no material exposure to financial guarantees.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2014, specifically our obligations under mortgage note agreements and operating lease agreements (amounts in thousands).

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings (1)	$1,347,195	$187,202	$683,200	$300,577	$176,216
Financing Obligations (2)	5,893	1,308	2,625	1,960	—

Total	$1,353,088	$188,510	$685,825	$302,537	$176,216

(1)	Includes principal and interest payments due for our mortgage notes and other secured and unsecured borrowing obligations.
(2)	As of December 31, 2014, we had operating master lease obligations relating to one property, in connection with our Operating Partnership’s private placement offerings of fractional interests. These amounts represent rental payments due under the related master lease schedule.

Subsequent Events

See Note 17 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for discussion of our subsequent events.

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

All joint ventures in which we have investments are variable interest entities. All of our investments in joint ventures represent our interests in real estate partnerships, formed for the purpose of acquiring, leasing, managing, holding for investment, selling and otherwise dealing with real property investments. Our involvement with our joint ventures affects our financial position, financial performance and cash flows in ways similar to direct ownership of real property investment. We own a significantly disproportionate majority of the ownership interests of our joint ventures. In each of our joint ventures, our joint venture partner performs the day-to-day management of the real properties owned by the respective joint ventures. However, in each of our joint ventures, we approve the activities that most significantly impact the joint venture’s economic performance. Due to our substantive approval rights and our exposure to the economic returns and losses of each of the joint ventures, we are the primary beneficiary of each of our joint ventures. Based on these considerations, we consolidate all of our investments in joint ventures. See our consolidated balance sheets for disclosure of the amount of real property and mortgage note borrowings that we consolidated through our investments in variable interest entities as of December 31, 2014 and 2013.

Judgments made by us with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a variable interest entity involve consideration of various factors, including the form of our ownership interest, the size of our investment (including loans), our ability to direct the activities of the entity, and our obligation to absorb the losses of, or, our right to receive benefits from the entity. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our financial statements and, consequently, our financial position and specific items in our results of operations that are used by our stockholders, lenders and others in their evaluation of us. As of December 31, 2014 and 2013, we consolidated approximately $116.6 million and $306.6 million, respectively, in real property investments, before accumulated depreciation and amortization of approximately $33.9 million and $81.2 million, respectively, and approximately $59.4 million and $141.1 million, respectively, in mortgage note borrowings associated with our consolidated variable interest entities. The maximum risk of loss related to our investment in these consolidated variable interest entities is limited to our recorded investments in such entities. The creditors of the consolidated variable interest entities do not have recourse to our general credit.

Generally, we consolidate real estate partnerships and other entities that are not variable interest entities when we own, directly or indirectly, a majority voting interest in the entity.

Revenue Recognition — Real Property

We record rental revenue for the full term of each lease on a straight-line basis. Certain properties have leases that offer the tenant a period of time where no rent is due or where rent payments increase during the term of the lease. Accordingly, we record a receivable from tenants for rent that we expect to collect over the remaining lease term rather than currently, which is recorded as straight-line rents receivable. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation. For the years ended December 31, 2014, 2013 and 2012, the total increase to rental revenue due to straight-line rent adjustments was approximately $3.0 million, $8.9 million, and $8.1 million, respectively.

Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as rental revenue. Tenant recovery income recognized as rental revenue for the years ended December 31, 2014, 2013 and 2012 was approximately $31.1 million, $33.0 million, and $33.6 million, respectively.

Discontinued Operations and Held for Sale

A discontinued operation is a component (or group of components) of the entity, the disposal of which would represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results, when such component (or group of components) have been disposed of or classified as held for sale. The results of operations of properties that have been classified as discontinued operations are reported as discontinued operations for all periods presented. We classify real property as held for sale when our management commits to a plan to sell the property, the plan has appropriate approvals, the sale of the property is probable, and certain other criteria are met. At such time, the respective assets and liabilities are presented separately on our balance sheets and depreciation is no longer recognized. Assets held for sale are reported at the lower of their carrying amount or their estimated fair value less the costs to sell the assets. We recognize an impairment loss if the current net book value of the property exceeds its fair value less selling costs. As of December 31, 2014 and 2013, one and 12 of our properties, respectively, were classified as held for sale.

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

As of December 31, 2014, 67 of our properties are classified as held and used, and one property is classified as held for sale. The held and used assets are reviewed for indicators of impairment, which may include, among others, vacancy, each tenant’s inability to make rent payments, operating losses or negative operating trends at the property level, notification by a tenant that it will not renew its lease, a decision to dispose of a property, including a change in estimated holding periods, or adverse changes in the fair value of any of our properties. If indicators of impairment exist on a held and used asset, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is greater than the current net book value, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is less than its current net book value, we recognize an impairment loss for the difference between the net book value of the property and its estimated fair value. For our property classified as held for sale, we recognize an impairment loss if the current net book value of the property exceeds its fair value less selling costs. If our assumptions, projections or estimates regarding a property change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the property.

During the year ended December 31, 2014, we recorded a $9.5 million impairment related to a wholly-owned retail property. During the year ended December 31, 2013, we recorded a $2.6 million impairment related to a wholly-owned industrial property.

Impairment — Debt Related Investments

We review our debt related investments on a quarterly basis, and more frequently when such an evaluation is warranted, to determine if impairment exists. Accordingly, we do not group our debt related investments into classes by credit quality indicator. A debt related investment is impaired when, based on current information and events (including economic, industry and geographical factors), it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the agreement. When an investment is deemed impaired, the impairment is measured based on the expected future cash flows discounted at the investment’s effective interest rate. As a practical expedient, the FASB issued ASC Topic 310, Receivables, which permits a creditor to measure impairment based on the fair value of the collateral of an impaired collateral-dependent debt related investment or to measure impairment based on an observable market price for the impaired debt related investment as an alternative to discounting expected future cash flows. Regardless of the measurement method, a creditor should measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. A debt related investment is also considered impaired if its terms are modified in a troubled debt restructuring (“TDR”). A TDR occurs when we grant a concession to a borrower in financial difficulty by modifying the original terms of the loan. Impairments on TDR loans are generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loan.

We did not record any provisions for loan losses during the years ended December 31, 2014 or 2013. During the year ended December 31, 2012, we wrote off the provision for loss on debt related investments of approximately $20.0 million related to a mezzanine debt investment that we foreclosed upon, as further discussed in Note 3 and Note 4 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

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

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09 (“ASU 2014-09”), which provides new guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The new guidance specifically excludes revenue associated with lease contracts. ASU 2014-09 is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016 and will require full or modified retrospective application. Early adoption is not permitted. We are currently evaluating the impact this guidance will have on our financial statements as well as the expected adoption method.

In April 2014, the FASB issued Accounting Standards Update 2014-08 (“ASU 2014-08”), which provides a revised definition of a discontinued operation. ASU 2014-08 requires additional disclosures for a discontinued operation and the disposal of an asset and component of the entity that is not a discontinued operation. Under ASU 2014-08, a discontinued operation is a component (or group of components) of the entity, the disposal of which would represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results, when such component (or group of components) have been disposed of or classified as held for sale. The amendments in the ASU should be applied prospectively and are effective for us beginning January 1, 2015, with early adoption permitted. We adopted this standard effective January 1, 2014. During the year ended December 31, 2014, we disposed of four operating properties that we determined did not meet the definition of discontinued operations under the revised standard. As a result of our adoption of this ASU, we anticipate that fewer of our property dispositions made in the normal course of business will qualify for discontinued operations reporting. See Note 3 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for additional information.

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

As of December 31, 2014, the outstanding principal balance of variable rate debt investments indexed to LIBOR rates was $25.0 million. If the LIBOR rates relevant to our variable rate debt investments were to decrease 10%, we estimate that our annual interest income would decrease by approximately $4,000 based on the LIBOR rates and our outstanding floating-rate debt investments as of December 31, 2014.

As of December 31, 2014, the fair value of our fixed rate mortgage debt was $848.0 million and the carrying value of our fixed rate mortgage debt was $808.0 million. The fair value estimate of our fixed rate mortgage debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of December 31, 2014. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of December 31, 2014, we had approximately $53.3 million of unhedged variable rate borrowings outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our remaining variable rate borrowings were to increase 10%, we estimate that our annual interest expense would increase by approximately $9,000 based on our outstanding floating-rate debt as of December 31, 2014.

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

Disclosure Controls and Procedures

As of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014, to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

During 2014, management conducted an evaluation of the effectiveness of our internal control over financial reporting, based upon criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls, and a conclusion on this evaluation. Based upon this evaluation, management determined that our internal control over financial reporting is effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

During our third fiscal quarter of 2014, we migrated certain of our financial processes to an automated systems solution. In connection with these implementations and the resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain suitable controls over our financial reporting.

Except as described above, there have been no changes in our internal control over financial reporting processes that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our board of directors consists of five directors, three of whom are independent directors, as determined by our board of directors. Our charter and bylaws provide that a majority of the entire board of directors may establish, increase, or decrease the number of directors, provided that the number of directors shall never be less than three nor more than 15. The foregoing is the exclusive means of fixing the number of directors.

Set forth below is certain information about our directors, including their respective position, age, biographical information, directorships held in the previous five years, and the experience, qualifications, attributes, and/or skills that led the board of directors to determine that the person should serve as our director. All of our directors have terms expiring on the date of the 2015 annual meeting of stockholders or until his or her successor is elected and qualified. For information regarding each director’s beneficial ownership of shares of our common stock, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K.

Richard D. Kincaid Chairman of the board of directors Age: 53 Director since 2012 Member of audit committee Member of investment committee

Richard D. Kincaid has served as our Chairman of the board of directors since September 2012. Prior to joining our board of directors, Mr. Kincaid was a Trustee and the President of Equity Office Properties Trust from November 2002, and the Chief Executive Officer from April 2003, until Equity Office Properties Trust was acquired by the Blackstone Group in February 2007. From March 1997 until November 2002, Mr. Kincaid was Executive Vice President of Equity Office Properties Trust and was Chief Operating Officer from September 2001 until November 2002. He also was Chief Financial Officer of Equity Office Properties Trust from March 1997 until August 2002, and Senior Vice President from October 1996 until March 1997.

Prior to joining Equity Office Properties Trust in 1995, Mr. Kincaid was Senior Vice President of Finance for Equity Group Investments, Inc., where he oversaw debt financing activities for the public and private owners of real estate controlled by Mr. Samuel Zell. During his tenure at Equity Group Investments and Equity Office Properties Trust, Mr. Kincaid supervised more than $11 billion in financing transactions, including property level loans encumbering office buildings, apartments, and retail properties, as well as unsecured debt, convertible debt securities, and preferred stock. Prior to joining Equity Group Investments in 1990, Mr. Kincaid held positions with Barclays Bank PLC and The First National Bank of Chicago. Richard Kincaid is currently the President and Founder of the BeCause Foundation. The BeCause Foundation is a nonprofit corporation that heightens awareness about a number of complex social problems and promotes change through the power of film. Mr. Kincaid is also an active private investor in early stage companies. Mr. Kincaid is on the board of directors of Rayonier Inc. (NYSE: RYN), an international real estate investment trust (“REIT”) that specializes in timber and specialty fibers. He also serves on the board of directors of Vail Resorts (NYSE: MTN), a mountain resort operator, and Strategic Hotels and Resorts (NYSE: BEE), an owner of upscale and luxury hotels in North America and Europe. He also serves on the board of directors of the Street Medicine Institute. Mr. Kincaid received his Master’s Degree in Business

Administration from the University of Texas, and his Bachelor’s Degree from Wichita State University.

We believe that Mr. Kincaid’s qualifications to serve on our board of directors include his significant leadership experience as a Trustee, the President and the Chief Executive Officer of Equity Office Properties Trust and his director positions with other public companies. He also has demonstrated strategic insight with respect to large, growing real estate companies, as he developed the financial, technology and integration strategies for Equity Office Properties Trust during its tremendous growth, which included nearly $17 billion in acquisitions. We believe that his leadership and experience are valuable additions to our board in connection with our new offering and our transition to a perpetual-life REIT.

John A. Blumberg Director Age: 55 Director since 2006 Chairman of investment committee

John A. Blumberg has served as a director of our board of directors since January 2006 and also as our Chairman of the board of directors from January 2006 to September 2012. Mr. Blumberg has also been a manager of our Advisor since April 2005. From October 2009 to March 2010, Mr. Blumberg served as the Chairman of the board of directors of Industrial Income Trust Inc. (“Industrial Income Trust”), a Denver, Colorado-based REIT focusing on industrial real estate, and is currently a manager of Industrial Income Advisors LLC, the advisor to Industrial Income Trust. Mr. Blumberg is also a manager of Industrial Property Advisors LLC, the advisor to Industrial Property Trust Inc. (Industrial Property Trust”), a Denver, Colorado-based REIT.

Mr. Blumberg is a principal of both Dividend Capital Group LLC and Black Creek Group LLC, a Denver based real estate investment firm which he co-founded in 1993. In 2014, Mr. Blumberg joined the Board of Directors for Rayonier Inc. Since 2006, Mr. Blumberg has also been chairman of Mexico Retail Properties, a fully integrated retail real estate company that acquires, develops and manages retail properties throughout Mexico. Mr. Blumberg has been active in real estate acquisition, development and redevelopment activities since 1993 and, as of December 31, 2013, with affiliates, has overseen directly, or indirectly through affiliated entities, the acquisition, development, redevelopment, financing and sale of real properties having combined value of approximately $13.6 billion. Prior to co-founding Black Creek Group LLC, Mr. Blumberg was President of JJM Investments, which owned over 100 shopping center properties in Texas. During the 12 years prior to joining JJM Investments, Mr. Blumberg served in various positions with Manufacturer’s Hanover Real Estate, Inc., Chemical Bank and Chemical Real Estate, Inc., most recently as President of Chemical Real Estate, Inc. Mr. Blumberg holds a Bachelor’s Degree from the University of North Carolina at Chapel Hill.

We believe that Mr. Blumberg’s qualifications to serve on our board of directors are demonstrated by his extensive experience in real estate investments, including his over 20 years of experience with Black Creek Group LLC as a co-founder of the company, his position as a principal of Dividend Capital Group LLC, his leadership experience as an executive officer of, and an advisor to, non-traded REITs and other real estate investment companies, and his experience in real estate investment banking.

Charles B. Duke Director Age: 57 Director since 2006 Chairman of audit committee Member of investment committee

Charles B. Duke has served as an independent director of our board of directors since January 2006. Mr. Duke has also served as an independent director on the board of directors of Industrial Income Trust since December 2009 and as an Independent Director on the board of Industrial Property Trust since March 2013. Mr. Duke is currently founder and CEO of To-Table Inc. (“To-Table”), a retailer of specialty gourmet foods. Prior to founding To-Table in November 2014, Mr. Duke was involved in the management of two ink jet cartridge remanufacturers and aftermarket suppliers. Prior to founding To-Table in November 2014, Mr. Duke was involved in the management of two ink jet cartridge remanufacturers and aftermarket suppliers: Mr. Duke served as Executive Vice President of IJR, Inc. in Phoenix, Arizona, from October 2012 to July 2014, and as the founder, President and Chief Executive Officer of Legacy Imaging, Inc. from 1996 through 2012. Mr. Duke has been active in entrepreneurial and general business activities since 1980 and has held several executive and management roles throughout his career, including founder, president, and owner of Careyes Corporation, a private bank, registered investment advisor and a member of the Financial Industry Regulatory Authority (“FINRA”) based in Denver, Colorado, Chief Financial Officer at Particle Measuring Systems, a global technology leader in the environmental monitoring industry based in Boulder, Colorado, and Vice President of Commercial Loans at Colorado National Bank. Mr. Duke also spent four years with Kirkpatrick Pettis, the investment-banking subsidiary of Mutual of Omaha, as Vice President of Corporate Finance, involved in primarily mergers and acquisitions, financing, and valuation activities. Mr. Duke graduated from Hamilton College in 1980 with a Bachelor’s Degree in Economics and English.

We believe that Mr. Duke’s qualifications to serve on our board of directors include his considerable experience in financial matters, including specifically his experience as founder and president of a private bank and as Chief Financial Officer of a significant organization, and we believe his business management experience is valuable in terms of providing director leadership.

Daniel J. Sullivan Director Age: 49 Director since 2006 Member of audit committee Member of investment committee Member of conflicts resolution committee	Daniel J. Sullivan has served as an independent director of our board of directors since January 2006. From 2003 to 2013, Mr. Sullivan was a private consultant and also the assistant editor of Humanitas, an academic journal published by the National Humanities Institute. Prior to that, from 1998 to 2002, he was Director of Business Development at Jordan Industries Inc. Mr. Sullivan has eighteen years of international business, consulting, and private equity investment experience, including over four years, from 1987 through 1991, in the real estate industry as an appraiser, property analyst, and investment banker with Manufacturers Hanover Real Estate Investment Banking Group in New York. During that time, Mr. Sullivan participated in the structuring and private placement of over $1 billion in long term, fixed-rate, and multi-property mortgage financings for the bank’s corporate clients. Mr. Sullivan holds a Master of Arts

Degree in Political Theory from The Catholic University of America in Washington, D.C. and a Bachelor of Arts Degree in History from Boston College in Chestnut Hill, Massachusetts.

We believe that Mr. Sullivan’s diverse background in education, journalism, international business, consulting, and private equity investment adds a unique perspective to our board of directors in fulfilling its duties. His qualifications to serve on our board are also demonstrated by his experience in international business, finance, and real estate investments.

John P. Woodberry Director Age: 52 Director since 2006 Member of conflicts resolution committee Member of investment committee

John P. Woodberry has served as an independent director of our board of directors since January 2006. Mr. Woodberry has been active in finance and investing activities since 1991. From 2007 to 2012, Mr. Woodberry served as the Portfolio Manager for the India and Capital Markets Group of Passport Capital, LLC, a San Francisco-based hedge fund. From 2004 to 2007, Mr. Woodberry was the President and Portfolio Manager of Independence Capital Asset Partners, LLC. Previously, from 2001 to 2004, Mr. Woodberry was a Senior Research Analyst at Cobalt Capital, LLC, a New York City-based hedge fund. From 1998 to 2001, Mr. Woodberry worked for Minute Man Capital Management, LLC and Trident Investment Management, LLC, each a New York City-based hedge fund. From 1995 to 1998, Mr. Woodberry worked at Templeton Investment Council Ltd. Mr. Woodberry has a Master’s Degree in Business Administration from Harvard Business School and a Bachelor of Arts Degree from Stanford University.

We believe that Mr. Woodberry’s qualifications to serve on our board of directors include his depth of experience in finance, capital markets, and investment management. His managerial roles at various hedge funds, including his experience as President and Portfolio Manager of Independence Capital Asset Partners, LLC, provide him with leadership experience that we believe is valuable to our board of directors in fulfilling its duties.

Executive Officers

The following table shows the names and ages of our current executive officers and the positions held by each individual. A description of the business experience of each individual for at least the past five years follows the table. All officers serve at the discretion of our board of directors.

Name	Age	Position
Jeffrey L. Johnson	55	Chief Executive Officer
J. Michael Lynch	62	President
M. Kirk Scott	36	Chief Financial Officer and Treasurer
Joshua J. Widoff	44	Executive Vice President, General Counsel and Secretary
Gregory M. Moran	42	Executive Vice President

Jeffrey L. Johnson has served as our Chief Executive Officer since January 2013. Mr. Johnson served as Managing Principal of Lakeshore Holdings, LLC, a private equity real estate firm that he founded, from 2007 through December 2012. Mr. Johnson has also served as the Chief Executive Officer of our Advisor since January 2013. From December 2009 to June 2011, he also served as founder and Managing Principal of Reunion

Office Holdings, LLC, a private equity real estate firm, and from January 2009 to November 2009, he served as Chief Investment Officer and Managing Director of Transwestern Investment Company, a private equity real estate firm now known as Pearlmark Real Estate Partners. From 2003 until Equity Office Properties Trust was acquired by the Blackstone Group in February 2007, Mr. Johnson served as Chief Investment Officer, Executive Vice President and Chairman of the Investment Committee of Equity Office Properties Trust. Equity Office Properties Trust was a publicly traded REIT and at that time was the largest publicly traded owner and manager of office properties in the United States. While at Equity Office Properties Trust, Mr. Johnson restructured the investment group and implemented an investment strategy that resulted in over $12.5 billion in transaction volume, providing capital for a $2.6 billion stock repurchase. From 1990 to 1999, Mr. Johnson was a senior executive at Equity Office Properties Trust and its predecessor entities, most recently serving as Chief Investment Officer. Mr. Johnson was instrumental in completing Equity Office Property Trust’s initial public offering in July 1997, setting investment strategies and completing over $9 billion of real estate operating company transactions and property acquisitions. From 1990 to 1996, he was a senior acquisitions officer where he was responsible for acquiring over $1.2 billion of office properties. From 2000 through 2003, Mr. Johnson served as a Managing Director, founding Partner and Co-Head of U.S. Investments for Lehman Brothers Holdings, Inc.’s real estate private equity group, where he was one of six founding members that raised a $1.6 billion first-time fund, built an international investment group and executed a process that resulted in $580 million of equity investments, in over $6.9 billion of real estate, during the fund’s first 30 months.

During his career, Mr. Johnson has overseen acquisition and disposition activity in various real estate and real estate-related investments, including core office properties, development projects, joint ventures, international investments, mezzanine loans and multi-asset class portfolio transactions. He has also been instrumental in numerous significant public and private capital markets and mergers and acquisitions transactions. Mr. Johnson serves on the Northwestern University Kellogg Real Estate Advisory Board. Mr. Johnson is also a member of each of the Urban Land Institute and the Chicago Commonwealth Club. Mr. Johnson received his Master’s Degree in Business Administration from Northwestern University’s Kellogg Graduate School of Management and his Bachelor’s Degree from Denison University.

J. Michael Lynch has served as our President since July 2013. Mr. Lynch has over 30 years of real estate development and investment experience. Prior to joining the Company, Mr. Lynch served as Chief Investment Officer of Arden Realty, Inc., a GE Capital Real Estate Company, from May 2007 to June 2013. While with Arden Realty, Mr. Lynch oversaw capital market activities for a $4.5 billion office and industrial portfolio and led a team responsible for approximately $2 billion in acquisition and disposition activity. From May 2004 to March 2007, he served as Senior Vice President of Investments for Equity Office Properties Trust. While at Equity Office Properties Trust, Mr. Lynch managed office investment activity in major cities in the Western U.S. and development activity throughout the U.S. and completed transactions valued at over $1.5 billion of core and core-plus properties.

Mr. Lynch serves as an Advisory Board member for American Homes 4 Rent. Mr. Lynch received his Bachelor of Science Degree in Economics, cum laude, from Mount Saint Mary’s College and his Master’s Degree in Architecture from Virginia Polytechnic Institute.

M. Kirk Scott has served as our Chief Financial Officer and Treasurer since April 2009 and served as our Vice President and Controller from April 2008 to September 2011. Since joining us in April 2008, Mr. Scott has overseen and developed investor and lender relations, finance, financial reporting, accounting, budgeting, forecasting, internal audit, securities and tax compliance, lender relations and other related areas of responsibilities. Prior to joining us in 2008, Mr. Scott was Controller of Denver-based NexCore Group, a fully-integrated real estate development and operating company primarily focused within the medical office sector that has developed or acquired over 4.7 million square feet of facilities. Within his capacity as Controller, Mr. Scott directed and oversaw the accounting, financial reporting and compliance, budgeting, forecasting and investor relation functions for the NexCore Group. From 2002 until 2006, Mr. Scott was Assistant Controller at Dividend Capital Group and DCT Industrial Trust Inc. (NYSE: DCT) during that company’s growth from inception to more than $2 billion in assets under management where he was responsible for establishing the organization’s accounting and financial reporting function including compliance with the rules and regulations of the Commission, FINRA, the Internal Revenue Service and various state blue sky laws. Prior thereto, Mr. Scott was an auditor with KPMG focused on various real estate assignments. Mr. Scott holds a Bachelor’s Degree in Accounting, cum laude, from the University of Wyoming.

Joshua J. Widoff has served as Executive Vice President, General Counsel and Secretary since October 2010, and served as Senior Vice President, Secretary and General Counsel from September 2007 to October 2010. Mr. Widoff has served as the Executive Vice President, General Counsel and Secretary of Industrial Income Trust since December 2013 and as its Senior Vice President, General Counsel and Secretary since May 2009 and has served as the Executive Vice President, General Counsel and Secretary of Industrial Property Trust since September 2012. He has also served as a Managing Director of Black Creek Group LLC, a Denver-based private equity real estate firm, since September 2007, and as Executive Vice President of Dividend Capital Group since October 2010. Prior to joining us in September 2007, Mr. Widoff was a partner from October 2002 to July 2007 at the law firm of Brownstein Hyatt Farber Schreck, P.C., where he was active in the management of the firm, serving as chairman of both the firm’s Associate and Recruiting Committees and overseeing an integrated team of attorneys and paralegals servicing clients primarily in the commercial real estate business. During more than a dozen years of private practice, he managed transactions involving the acquisition, development, leasing, financing and disposition of various real estate assets, including vacant land, apartment and office buildings, hotels, casinos, industrial/warehouse facilities and shopping centers. He also participated in asset and stock acquisition transactions, convertible debt financings, private offerings and complex joint venture negotiations. Mr. Widoff served as general business counsel on a variety of contract and operational issues to a wide range of clients in diverse businesses. Mr. Widoff currently serves as a Vice-Chair and Commissioner for the Denver Urban Renewal Authority. Mr. Widoff received his Bachelor’s Degree from Trinity University in Texas and his Juris Doctor Degree from the University of Colorado School of Law.

Gregory M. Moran has served as Executive Vice President since July 2013. Mr. Moran also has served as a Vice President of Investments of Dividend Capital Group LLC and Dividend Capital Total Advisors Group LLC since August 2005. Mr. Moran has been an active participant in the institutional real estate community since 1998. From December 2001 through July 2005, Mr. Moran was a Portfolio Manager in the Real Estate Investment Group for the Public Employees’ Retirement Association of Colorado where he was directly involved in the ongoing management of a global real estate investment portfolio with over $2 billion of invested equity. Mr. Moran was responsible for sourcing and underwriting new investment opportunities, ongoing asset management of existing portfolio investments and relationship management for over a dozen joint venture partners and advisors of the fund. From September 1998 through December 2001, Mr. Moran worked in the Capital Markets Group at Sonnenblick Goldman Company, most recently as a Vice President. During this time, Mr. Moran was responsible for raising and structuring debt and equity investments in commercial real estate projects on behalf of public and private real estate investment companies. Mr. Moran received his Bachelor’s Degree in Business Administration and Master’s Degree in Professional Accounting from the University of Texas at Austin — McCombs School of Business. He is also a CFA Charterholder, and a member of the CFA Institute, Urban Land Institute and Pension Real Estate Association.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, our officers, and certain beneficial owners, or, collectively, reporting persons, to file reports of holdings and transactions in our shares of common stock with the Commission. To our knowledge, based solely on review of copies of such reports, during the year ended December 31, 2014, all of such reporting persons complied with all Section 16(a) filing requirements applicable to them.

CORPORATE GOVERNANCE

Board Leadership Structure

We separate the roles of Chief Executive Officer and Chairman of our board of directors because we currently believe that the different roles can best be filled by different people who have different experiences and perspectives. Mr. Jeffrey L. Johnson, as our Chief Executive Officer, is responsible for the execution of our business strategy and day-to-day operations. One of our interested directors, Mr. Kincaid, serves as Chairman of our board of directors, and, in such capacity, is responsible for presiding over our board of directors in its identification and execution of our operational and investment objectives, and oversight of our management team. We believe that Mr. Kincaid’s experience and background make him highly qualified to lead our board of directors in the fulfillment of its duties.

As an interested director, Mr. Kincaid may not participate as a director in determining the compensation of our Advisor, the renewal of the Advisory Agreement, or any other transactions or arrangements that we may enter into with regard to our Advisor or its affiliates. Our independent directors maintain authority with regard to any and all transactions and arrangements made with our Advisor. For additional discussion regarding the role that our independent directors play with regard to transactions and arrangements made with our Advisor see “Certain Relationships and Related Party Transactions” in “Item 13. Certain Relationships and Related Transactions, and Director Independence” in this Annual Report on Form 10-K.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics, which applies to all employees of our Advisor, and our officers and directors, including our Chief Executive Officer and our Chief Financial Officer. Additionally, our board of directors has adopted a code of ethics specifically for the unique and critical role of our Chief Executive Officer and our Senior Financial Officers, including our Chief Financial Officer. Copies of the Code of Business Conduct and Ethics and the Code of Ethics for our Chief Executive Officer and our Senior Financial Officers may be found on our website at www.dividendcapitaldiversified.com. Our board of directors must approve any amendment to or waiver of the Code of Business Conduct and Ethics as well as the Code of Ethics for our Chief Executive Officer and our Senior Financial Officers. We presently intend to disclose amendments and waivers, if any, of the Code of Ethics for our Chief Executive Officer and our Senior Financial Officers on our website.

Our Internet address is www.dividendcapitaldiversified.com. We make available, free of charge through a link on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, if any, as filed with the Commission as soon as reasonably practicable after such filing. You may also obtain these documents in print by writing us at 518 Seventeenth Street, 17th Floor, Denver, Colorado 80202, Attention: Investor Relations.

Audit Committee

The members of our audit committee are Messrs. Duke, Kincaid and Sullivan. Messrs. Duke and Sullivan are each an independent director and Mr. Kincaid is an interested director. The board of directors has determined that each member of our audit committee is financially literate as such qualification is interpreted by our board of directors. Our board of directors has determined that Mr. Duke qualifies as an “Audit Committee Financial Expert” as defined by the rules of the Commission.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Directors

We pay each of our independent directors $8,750 per quarter plus $2,000 for each regular board of directors meeting attended in person, $1,000 for each regular board of directors meeting attended by telephone, and $2,000 for each committee meeting and each special board of directors meeting attended in person or by telephone. We also pay the chairman of the audit committee an annual retainer of $7,500 (prorated for a partial term). All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending board meetings. If a director is also one of our officers, we will not pay additional compensation for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our independent directors, based upon recommendations from our Advisor. Certain of our executive officers may, in their capacities as officers and/or employees our Advisor, participate in recommending compensation for our directors.

RSU Awards

In addition, at each annual meeting of stockholders the independent directors will automatically, upon election, receive an award (“Annual Award”), pursuant to either the Equity Incentive Plan or the Secondary Plan (as defined in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Incentive Plans” of this Annual Report on Form 10-K), of $10,000 in restricted stock units (“RSUs”) with respect to Class I shares of our common stock, with the number of RSUs based on the NAV per Class I share as of the end of the day of the annual meeting. Independent directors appointed after an annual meeting will, upon appointment, receive a pro rata Annual Award, with the number of RSUs based on the Class I NAV as of the end of the day of appointment and reflecting the number of days remaining until the one-year anniversary of the prior annual meeting of stockholders (or, if earlier and if scheduled as of the day of appointment, the date of the next scheduled annual meeting of stockholders).

RSUs will vest if and when the director completes the term for which he or she was elected/appointed. Unvested awards will also vest in the event of death or disability of the director or upon a change of control of our company. Unvested awards will be forfeited if the director’s term in office terminates prematurely for any other reason. The directors may elect to defer settlement of vested awards in shares pursuant to Section 409A of the Code.

The following table sets forth information concerning the compensation of our independent directors for the year ended December 31, 2014:

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Total
Charles B. Duke	$93,125	$14,880	$108,005
Daniel J. Sullivan	83,750	14,880	98,630
John P. Woodberry	71,750	14,880	86,630

Total	$248,625	$44,640	$293,265

(1)	This column includes fees earned in 2013 and paid in 2014. The amounts earned in 2013 and paid in 2014 are: $16,625 for Mr. Duke, $12,750 for Mr. Sullivan, and $12,750 for Mr. Woodberry. This column also includes fees earned in 2014, a portion of which were paid in 2015. The amounts paid in 2015 are: $20,625 for Mr. Duke, $18,750 for Mr. Sullivan, and $14,750 for Mr. Woodberry.
(2)	Includes (i) a pro rata Annual Award made on January 2, 2014, to each independent director then in office, with the number of RSUs based on the Class I NAV as of the end of the day on January 2, 2014, and reflecting the number of days remaining until the one-year anniversary of the 2013 annual meeting of stockholders, and (ii) an Annual Award made on June 25, 2014, to each independent director then in office, with the number of RSUs based on the Class I NAV as of the end of the day on June 25, 2014, and reflecting the number of days remaining until the one-year anniversary of the 2014 annual meeting of stockholders.

Executive Compensation

Compensation Discussion and Analysis

Because our Advisory Agreement provides that our Advisor assumes principal responsibility for managing our affairs, we have no employees, and our executive officers, in their capacities as such, do not receive compensation from us, nor do they work exclusively on our affairs. In their capacities as officers or employees of our Advisor or its affiliates, they devote such portion of their time to our affairs as is required for the performance of the duties of our Advisor under the Advisory Agreement. The compensation received by our executive officers is not paid or determined by us, but rather by an affiliate of the Advisor based on all of the services provided by these individuals. See “Certain Relationships and Related Party Transactions” in “Item 13. Certain Relationships and Related Transactions, and Directors Independence” of this Annual Report on Form 10-K for a summary of the fees and expenses payable to our Advisor and its affiliates.

Compensation Committee Report

We do not currently have a compensation committee, however, our compensation committee, if formed, would be comprised entirely of independent directors. In lieu of a formal compensation committee, our independent directors perform an equivalent function. Our independent directors have reviewed and discussed the Compensation Discussion and Analysis contained in “Item 11. Executive Compensation” of this Annual Report on Form 10-K (the “CD&A”) with management. Based on the independent directors’ review of the CD&A and their discussions of the CD&A with management, the independent directors recommended to the board of directors, and the board of directors has approved, that the CD&A be included in this Annual Report on Form 10-K.

INDEPENDENT DIRECTORS:

Charles B. Duke Daniel J. Sullivan John P. Woodberry

The foregoing report shall not be deemed to be “soliciting material” or incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or under the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee, however, we intend that our compensation committee, if formed, would be comprised entirely of independent directors. In lieu of a formal compensation committee, our independent directors perform an equivalent function. None of our independent directors served as one of our officers or employees or as an officer or employee of any of our subsidiaries during the fiscal year ended December 31, 2014, or formerly served as one of our officers or as an officer of any of our subsidiaries. In addition, during the fiscal year ended December 31, 2014, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers or directors serving as a member of our board of directors.

We do not expect that any of our executive officers will serve as a director or member of the compensation committee of any entity whose executive officers include a member of our compensation committee, if formed.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table shows, as of January 31, 2015, the amount of each class of our common stock beneficially owned (unless otherwise indicated) by (i) any person who is known by us to be the beneficial owner of more than five percent of the outstanding shares of such class, (ii) our directors, (iii) our executive officers, and (iv) all of our directors and executive officers as a group.

Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 518 Seventeenth Street, 17th Floor, Denver, Colorado 80202.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Common Stock of Applicable Class
Dividend Capital Total Advisors LLC (2)	20,000 Class E shares	*
	41,617 Class I shares (3)	*
John A. Blumberg (Director) (2)	36,822 Class I shares	*
Charles B. Duke (Independent Director)	30,000 Class E shares (4)	*
	721 Class I shares	*
Richard D. Kincaid (Chairman and Director)	30,449 Class I shares	*
Daniel J. Sullivan (Independent Director)	30,000 Class E shares (4)	*
	712 Class I shares	*
John P. Woodberry (Independent Director)	30,000 Class E shares (4)	*
	5,712 Class I shares	*
Jeffrey L. Johnson (Chief Executive Officer)	83,203 Class I shares	*
J. Michael Lynch (President and Chief Operating Officer)	34,319 Class I shares	*
M. Kirk Scott (Chief Financial Officer and Treasurer)	18,381 Class I shares	*
Joshua J. Widoff (Executive Vice President, General Counsel and Secretary)	8,169 Class I shares	*
Gregory M. Moran (Executive Vice President)	3,707 Class I shares	*
Beneficial ownership of Common Stock by all directors and executive officers as a group (10 persons) (2)	110,000 Class E shares (5)	*
	239,617 Class I shares	1.8%

*	Less than 1%.
(1)	Except as otherwise indicated below, each beneficial owner has the sole power to vote and dispose of all common stock held by that beneficial owner. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. Common stock issuable pursuant to options, to the extent such options are exercisable within 60 days, is treated as beneficially owned and outstanding for the purpose of computing the percentage ownership of the person holding the option, but is not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)	The Advisor and the parent of the Advisor are presently each directly or indirectly controlled by one or more of the following and/or their affiliates: John A. Blumberg, James R. Mulvihill, and Evan H. Zucker.
(3)	Amount owned by the Advisor includes 27,258 Class I shares also beneficially owned by certain senior officers of the Advisor, which we expect will be settled to such senior officers within 60 days.
(4)

On April 3, 2006, pursuant to the terms of our equity incentive plan, each of our independent directors was automatically granted a non-qualified option to purchase 10,000 Class E shares of common stock. Each such option has a maximum term of ten years and will vest according to the following schedule: 20% of the covered shares on the date of grant, and an additional 20% of such shares on each of the first four anniversaries of the date of grant, subject in each case to the director continuing to serve on our board of directors as of such vesting date. On August 27, 2007, August 21, 2008, June 29, 2009, and June 29, 2010,

respectively, each of our independent directors was granted an option to purchase 5,000 Class E shares of common stock. These options fully vested two years after the grant date.
(5)	Includes 20,000 Class E shares held by the Advisor and vested options to purchase 90,000 Class E shares of common stock held by our independent directors.

Equity Incentive Plans

Amended and Restated Equity Incentive Plan

On December 5, 2013, our board of directors adopted the Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”).

The Equity Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, stock units and/or other stock-based awards to our employees (if we have any in the future), our independent directors, employees of the Advisor or its affiliates and other advisors and consultants of ours and of the Advisor selected by the plan administrator for participation in the Equity Incentive Plan. Any such stock options, stock appreciation rights, restricted stock, stock units and/or other stock-based awards will provide for exercise prices, where applicable, that are not less than the fair market value of shares of our common stock on the date of the grant.

Our board of directors administers the Equity Incentive Plan as the plan administrator, with sole authority to select participants, determine the types of awards to be granted and determine all the terms and conditions of the awards, including whether the grant, vesting or settlement of awards may be subject to the attainment of one or more performance goals. No awards will be granted under the plan if the grant, vesting and/or exercise of the awards would jeopardize our status as a real estate investment trust for tax purposes or otherwise violate the ownership and transfer restrictions imposed under our charter. Unless determined by the plan administrator, no award granted under the Equity Incentive Plan will be transferable except through the laws of descent and distribution.

An aggregate maximum of 5.0 million shares may be issued upon grant, vesting or exercise of awards under the Equity Incentive Plan, although the board of directors, to date, has only authorized and reserved for issuance a total of 2.0 million shares of our common stock under the Equity Incentive Plan. In addition, to any individual in any single calendar year no more than 200,000 shares may be made subject to stock options or stock appreciation rights under the Equity Incentive Plan and no more than 200,000 shares may be made subject to other stock-based awards under the Equity Incentive Plan. Further, our board of directors adopted an administrative rule, which is subject to change at any time, to the effect that it will not approve the issuance of new awards under the plan (other than the initial grant of options to our independent directors) if, after giving pro forma effect to such issuance, the aggregate number of shares of our common stock subject to all outstanding awards exceeds 4% of the sum of (i) the number of shares of our then outstanding common stock and (ii) the number of then outstanding OP Units in the Operating Partnership, other than those held by us. If any shares subject to an award under the Equity Incentive Plan are forfeited, cancelled, exchanged or surrendered or an award terminates or expires without a distribution of shares or if shares are surrendered or withheld as payment of either the exercise price of an award or withholding taxes in respect of an award, such number of shares will again be available for awards under the Equity Incentive Plan. In the event of certain corporate transactions affecting our common stock, such as, for example, a reorganization, recapitalization, merger, spin-off, split-off, stock dividend or extraordinary dividend, our board of directors will have the sole authority to determine whether and in what manner to equitably adjust the number and type of shares and the exercise prices applicable to outstanding awards under the plan, the number and type of shares reserved for future issuance under the plan, and, if applicable, performance goals applicable to outstanding awards under the plan.

Under the Equity Incentive Plan, our board of directors will determine the treatment of awards in the event of a change in our control. The Equity Incentive Plan will automatically expire on January 12, 2016, unless extended or earlier terminated by our board of directors. Our board of directors may terminate the Equity

Incentive Plan at any time. The expiration or other termination of the Equity Incentive Plan will have no adverse impact on any award that is outstanding at the time the Equity Incentive Plan expires or is terminated without the consent of the holder of the outstanding award. Our board of directors may amend the Equity Incentive Plan at any time, but no amendment will adversely affect any award on a retroactive basis without the consent of the holder of the outstanding award, and no amendment to Equity Incentive Plan will be effective without the approval of our stockholders if such approval is required by any law, regulation or rule applicable to the Equity Incentive Plan.

Secondary Equity Incentive Plan

On December 5, 2013, the board of directors also adopted the Secondary Equity Incentive Plan (the “Secondary Plan”). The Secondary Plan is substantially similar to the Equity Incentive Plan, except that under the Secondary Plan, an eligible participant is any person, trust, association or entity to which the plan administrator desires to grant an award. An aggregate maximum of 5.0 million shares may be issued upon grant, vesting or exercise of awards under the Secondary Plan, although the board of directors, to date, has only authorized and reserved for issuance a total of 2.0 million shares of our common stock under the Secondary Plan.

The following table gives information regarding our equity incentive plans as of December 31, 2014.

	Equity Compensation Plans Information
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by security holders	94,302	(3)	$11.00	1,872,992
Equity compensation plans not approved by security holders	—		—	1,993,052

Total / Weighted Average	94,302		$11.00	3,866,044

(1)	Weighted-average exercise price represents the option strike price for 90,000 options to purchase Class E shares for $11.00 issued to our three independent directors. Restricted stock units (“RSUs”) with respect to Class I shares of our common stock that were granted to our independent directors and had not been settled as of December 31, 2014, are included in the number of securities to be issued upon exercise of outstanding options, warrants, and rights but are not reflected in the weighted-average exercise price of outstanding options, warrants, and rights.
(2)	We have two equity incentive plans. Under each plan, an aggregate maximum of 5.0 million shares may be issued upon grant, vesting or exercise of awards, although the board of directors, as of December 31, 2014, has only authorized and reserved for issuance a total of 2.0 million shares of our common stock under each plan.
(3)	As of December 31, 2014, includes (i) options to purchase 90,000 Class E shares of our common stock that were granted to our independent directors and had vested but had not yet been exercised, and (ii) 4,302 RSUs with respect to Class I shares of our common stock that were granted to our independent directors and had not yet vested.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Advisory Agreement

We rely on our Advisor to manage our day-to-day activities and to implement our investment strategy. We, the Operating Partnership, and our Advisor are party to an Eighth Amended and Restated Advisory Agreement, dated as of July 12, 2012, which we refer to herein as the “Advisory Agreement”. On June 26, 2014, we, the Operating Partnership and our Advisor agreed to renew the Advisory Agreement effective as of June 30, 2014 for an additional one-year term expiring June 30, 2015. The terms of the Advisory Agreement otherwise remain unchanged. The current term of the Advisory Agreement is one year and expires on June 30 of each calendar year, subject to renewals by our board of directors for an unlimited number of successive one-year periods. Our officers and our interested directors are all employees or principals of our Advisor. Our Advisor is presently directly or indirectly majority owned, controlled, and/or managed by John A. Blumberg, James R. Mulvihill, Evan H. Zucker, and/or their affiliates.

Under the terms of the Advisory Agreement, our Advisor uses its best efforts, subject to the oversight, review, and approval of the board of directors, to perform the following:

•	Participate in formulating an investment strategy and asset allocation framework consistent with achieving our investment objectives;

•	Assist our board of directors in developing, overseeing, implementing, and coordinating our daily NAV procedures;

•	Provide information about our properties and other assets and liabilities to the independent valuation firm and other parties involved in determining our daily NAV;

•	Research, identify, review, and recommend to our board of directors for approval real property and real estate-related acquisitions and dispositions consistent with our investment policies and objectives;

•	Structure the terms and conditions of transactions pursuant to which acquisitions and dispositions of real properties and real estate-related investments will be made;

•	Actively oversee and manage our real property and real estate-related investment portfolios for purposes of meeting our investment objectives;

•	Manage our day-to-day affairs, including financial accounting and reporting, investor relations, marketing, informational systems, and other administrative services on our behalf;

•	Select joint venture partners and product specialists, structure corresponding agreements, and oversee and monitor these relationships; and

•	Arrange for financing and refinancing of our assets.

The independent directors will evaluate the performance of our Advisor before renewing the Advisory Agreement. The Advisory Agreement may be terminated:

•	Immediately by us for “cause” (as defined in the Advisory Agreement) or upon the bankruptcy of our Advisor;

•	Without cause or penalty by a majority of our independent directors upon 60 days’ written notice; or

•	With “good reason” (as defined in the Advisory Agreement) by our Advisor upon 60 days’ written notice.

In the event of the termination of the Advisory Agreement, our Advisor will cooperate with us and take all reasonable steps requested to assist our board of directors in making an orderly transition of the advisory function. Before selecting a successor advisor, our board of directors must determine that any successor advisor possesses sufficient qualifications to perform the advisory function and to justify the compensation it would receive from us.

Compensation to our Advisor

Our Advisor and its affiliates are paid fees and reimbursed certain expenses in connection with services they provide to us. In connection with our current public offering, we entered into the Advisory Agreement, which modified the fees and expense reimbursements payable to our Advisor. In the event the Advisory Agreement is terminated, our Advisor will be paid all accrued and unpaid fees and expense reimbursements earned prior to the date of termination. We will not reimburse our Advisor or its affiliates for services for which our Advisor or its affiliates are entitled to compensation in the form of a separate fee. Our Advisor may also, directly or indirectly (including, without limitation, through us or our subsidiaries), receive fees from our joint venture partners or co-owners of our properties for services provided to them with respect to their proportionate interests. Fees received from joint venture partners or co-owners of our properties and paid, directly or indirectly (including without limitation, through us or our subsidiaries), to our Advisor may be more or less than similar fees that we pay to our Advisor pursuant to the Advisory Agreement.

The following table summarizes all of the compensation and fees, including reimbursement of expenses, that are payable by us to our Advisor.

• Advisory Fees — Advisor

In consideration for the asset management services it provides on our behalf, we pay our Advisor an advisory fee equal to: (1) a fixed component that accrues daily in an amount equal to 1/365th of 1.15% of the “Aggregate Fund NAV” (defined as the aggregate NAV of our Class E shares, Class A shares, Class W shares, and Class I shares, along with the OP Units in our Operating Partnership held by third parties) for such day, which is payable monthly in arrears, and (2) a performance component calculated on the basis of the overall non-compounded investment return provided to holders of “Fund Interests” (defined as our Class E shares, Class A shares, Class W shares, and Class I shares, along with the OP Units in our Operating Partnership held by third parties) such that our Advisor receives 25% of the overall return in excess of 6%; provided that in no event may the performance component exceed 10% of the overall return for such year, and subject to certain other limitations.

We also pay our Advisor a development management fee equal to 4.0% of the cost to develop, construct, or improve any real property assets.

In addition, we pay our Advisor a fee of 1.0% of the total consideration we receive upon the sale of real property assets.

Further, for providing a substantial amount of services in connection with the sale of a property, as determined by a majority of our independent directors, we pay our Advisor up to 50.0% of the reasonable, customary, and competitive commission paid for the sale of a comparable real property, provided that such amount shall not exceed 1.0% of the contract price of the property sold and, when added to all other real estate commissions paid to unaffiliated parties in connection with the sale, may not exceed the lesser of a competitive real estate commission or 6.0% of the sales price of the property.

• Expense Reimbursement — Advisor	Subject to certain limitations, we reimburse our Advisor for all of the costs it incurs in connection with the services it provides to us, including, without limitation, our allocable share of our Advisor’s overhead, which includes but is not limited to our Advisor’s rent, utilities, and personnel costs, as well as a portion of the compensation payable to our principal executive officer and our principal financial officer. We do not reimburse our Advisor or its affiliates for services for which our Advisor or its affiliates are entitled to compensation in the form of a separate fee.

• Organization and Offering Expense Reimbursement — Advisor or its affiliates, including the Dealer Manager	We pay directly, or reimburse our Advisor and our Dealer Manager if they pay on our behalf, any organization and offering expenses (other than selling commissions, the dealer manager fee, distribution fees, the primary dealer fee, and certain other amounts) as and when incurred. After the termination of the current primary offering and again after termination of the offering under our distribution reinvestment plan, our Advisor has agreed to reimburse us to the extent that total cumulative organization and offering expenses (including selling commissions, the primary dealer fee, the dealer manager fee, and distribution fees) that we incur exceed 15% of our gross proceeds from the applicable offering.

Property Management Agreement

We are a party to a property management agreement dated January 9, 2006, or the “Property Management Agreement”, with Dividend Capital Property Management LLC, or the “Property Manager”. Under the Property Management Agreement, the Property Manager may perform certain property management services for us and our Operating Partnership. The Property Manager is an affiliate of our Advisor and was organized in April 2002 to lease and manage real properties acquired by Dividend Capital-affiliated entities or other third parties. Pursuant to the Property Management Agreement, we will pay the Property Manager a property management fee equal to a market-based percentage of the annual gross revenues of each of our real properties managed by the Property Manager. The actual percentage will be variable and is dependent upon geographic location and product type (such as office, industrial, retail, multifamily, hospitality, and other property types). In addition, we may pay the Property Manager a separate fee for the one-time initial lease-up of newly constructed real properties it manages for us in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar real properties as determined by a survey of brokers and agents in such area. Historically, we have primarily relied on third-party property managers, and we have not paid any significant amount of a property management fee to the Property Manager. The Property Manager is presently directly or indirectly majority owned, controlled, and/or managed by Mr. Blumberg, James R. Mulvihill, Evan H. Zucker, and/or their affiliates.

Dealer Manager Agreement

We have entered into a dealer manager agreement dated July 12, 2012, or the “Dealer Manager Agreement,” with the Dealer Manager in connection with the Offering. Pursuant to the Dealer Manager Agreement, our Dealer Manager serves as the dealer manager for the offering. Our Dealer Manager is an entity related to our Advisor and a member firm of FINRA.

Under the Dealer Manager Agreement, our Dealer Manager provides certain sales, promotional, and marketing services to us in connection with the distribution of the shares of common stock offered pursuant to our prospectus. Pursuant to the Dealer Manager Agreement, we pay our Dealer Manager a sales commission of up to 3.0% of the NAV per Class A share sold in the primary offering, subject to the reduction of the sales commission in certain circumstances, and a distribution fee which accrues daily in an amount equal to 1/365th of 0.50% of the amount of our NAV per share for our Class A shares for such day. We also pay our Dealer Manager a dealer manager fee which accrues daily in an amount equal to 1/365th of 0.60% of our NAV per share for each of our Class A and Class W shares and in an amount equal to 1/365th of 0.10% of our NAV per share for our Class I shares for such day. We will continue paying such dealer manager fees and distribution fee with respect to shares sold in the offering until the earlier to occur of the following: (i) a listing of the class of such shares on a national securities exchange, (ii) following the completion of the offering, total underwriting compensation in the offering equaling 10% of the gross proceeds from the primary portion of the offering, or (iii) such shares no longer being outstanding. The sales commissions, distribution fees, and dealer manager fees may all be reallowed to participating broker dealers who are members of FINRA. Our Dealer Manager may also receive a portion of the organization and offering expense reimbursement amounts described above under “— Compensation to our Advisor”. Our Dealer Manager is presently directly or indirectly majority owned, controlled, and/or managed by John A. Blumberg, James R. Mulvihill, Evan H. Zucker, and/or their affiliates.

Pursuant to an amendment to our Dealer Manager Agreement entered into on May 31, 2013, from time to time we may agree to pay the Dealer Manager a primary dealer fee in the amount of up to 5.0% of the gross proceeds raised from the sale of Class I shares in the primary portion of the Offering, provided that the total gross proceeds raised with respect to which the primary dealer fee will apply may not exceed $300,000,000. Pursuant to this amendment, the Dealer Manager retains 0.5% of such gross proceeds and reallows the remainder of the primary dealer fee to the participating broker-dealers involved in selling such Class I shares based on the portion of the gross proceeds raised from their customers. The primary dealer fee is considered underwriting compensation (as defined in accordance with, and subject to the underwriting compensation limits of, applicable FINRA rules). As of December 31, 2014, we have paid a primary dealer fee of $3.6 million with respect to $71.1 million of the total gross proceeds raised in the Offering. The maximum primary dealer fee we will pay our Dealer Manager pursuant to the amendment is $15 million, although in the future we may enter into subsequent amendments to the Dealer Manager Agreement to provide for additional primary dealer fee payments.

Compensation to our Advisor and its Affiliates

The table below provides information regarding fees and expenses paid or payable to our Advisor, our Dealer Manager, and their affiliates in connection with their services provided to us. The table includes amounts incurred and payable for the year ended December 31, 2014 (amounts in thousands).

	Incurred For the Year Ended December 31, 2014	Payable as of December 31, 2014
Advisory fees (1)	$15,919	$1,712
Development management fee	181	58
Dealer manager, distribution and primary dealer fees (2)	2,533	34
Other reimbursements (3) (4)	8,818	142
Asset management fees related to the disposition of real properties	2,064	—

Total	$29,515	$1,946

(1)	Amounts reported for the year ended December 31, 2014 include approximately $653,000, that we were not obligated to pay in cash in consideration of the issuance of approximately 123,000 shares of our Class I common stock to the Advisor. Such shares were issued on April 15, 2014 upon the settlement of restricted stock units issued to our Advisor on April 7, 2014, and will be recognized as Advisory fees expense over a one year period. The Restricted Stock Unit Agreement with our Advisor is discussed further in Note 11 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.
(2)	During 2014, we paid approximately $2.2 million pursuant to a selected dealer agreement, under which we paid the Dealer Manager a primary dealer fee of 5.0% of the gross proceeds raised from the sale of Class I shares sold by Raymond James, a third-party broker dealer, in the primary offering made before August 31, 2014. The Dealer Manager retained 0.5% of such gross proceeds and reallowed the remainder of the primary dealer fee to Raymond James.

(3)	Includes $333,000 to reimburse a portion of the salary and benefits for our principal executive officer, Jeffrey L. Johnson, and $499,184 to reimburse a portion of the salary and benefits for our principal financial officer, M. Kirk Scott, for services provided to us. Our principal executive officer and principal financial officer also receive additional compensation from our Advisor or its affiliates that we do not reimburse.
(4)	Includes approximately $2.0 million in offering-related expenses incurred by our Advisor during the year ended December 31, 2014.

Our independent directors evaluate at least annually whether the compensation that we contract to pay to our Advisor and its affiliates is reasonable in relation to the nature and quality of services performed and that such compensation is within the limits prescribed by our charter. Our independent directors also supervise the performance of our Advisor and its affiliates and the compensation we pay to them to determine that the provisions of our compensation arrangements are carried out. Our board of directors also reviews all of our general and administrative expenses on at least an annual basis, which includes certain amounts reimbursed by us to our Advisor.

Product Specialists

In addition to utilizing its own management team, our Advisor has formed strategic alliances with recognized leaders in the real estate and investment management industries. These alliances are intended to allow our Advisor to leverage the organizational infrastructure of experienced real estate developers, operators and investment managers and to potentially give us access to a greater number of real property, debt-related and real estate securities investment opportunities. The use of product specialists or other service providers does not eliminate or reduce our Advisor’s fiduciary duty to us. Our Advisor retains ultimate responsibility for the performance of all of the matters entrusted to it under the Advisory Agreement.

Our Advisor’s product specialists are and will be compensated through a combination of (i) reallowance of acquisition, disposition, asset management, and/or other fees paid by us to our Advisor and (ii) potential profit participation in connection with specific portfolio asset(s) identified by them and invested in by us. We may enter into joint ventures or other arrangements with affiliates of our Advisor to acquire, develop, and/or manage real properties. As of December 31, 2014, our Advisor had entered into a product specialist arrangement with BCG TRT Advisors LLC, as discussed below in more detail.

BCG TRT Advisors LLC

During the year ended December 31, 2012, our Advisor entered into a product specialist agreement with BCG TRT Advisors LLC (“BCG”), in connection with advisory services related to our investments in real estate securities assets. Pursuant to this agreement, a portion of the asset management fee that our Advisor receives from us related to real estate securities investments is reallowed to BCG in exchange for services provided. Approximately $35,000 was incurred related to services provided by BCG during the year ended December 31, 2014.

Policies and Procedures for Conflict Resolution and Review of Related Party Transactions

We are subject to potential conflicts of interest arising out of our relationship with our Advisor and its affiliates. These conflicts may relate to compensation arrangements, the allocation of investment opportunities, the terms and conditions on which various transactions might be entered into by us and our Advisor or its affiliates, and other situations in which our interests may differ from those of our Advisor or its affiliates. On September 27, 2010, our board of directors adopted amended conflicts of interest resolutions procedures. Our charter also contains certain requirements relating to board and independent director approval of transactions between us, on the one hand, and our Advisor or any of its affiliates, on the other hand.

Independent Directors

Our independent directors evaluate at least annually whether the compensation that we contract to pay to our Advisor and its affiliates is reasonable in relation to the nature and quality of services performed and to our investment performance and that such compensation is within the limits prescribed by our charter. In addition, our independent directors, acting as a group, will resolve potential conflicts of interest whenever they determine that the exercise of independent judgment by the board of directors or our Advisor or its affiliates could reasonably be compromised. However, the independent directors may not take any action which, under Maryland law, must be taken by the entire board of directors or which is otherwise not within their authority. The independent directors, as a group, are authorized to retain their own legal and financial advisors. Those conflict of interest matters that cannot be delegated to our independent directors, as a group, under Maryland law must be acted upon by both the board of directors and the independent directors.

Acquisitions Involving Affiliates and Other Related Entities

We will not purchase or lease real properties in which our Sponsor, our Advisor, any of our directors, or any of their affiliates has an interest without a determination by a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the property to our Sponsor, our Advisor, such director or such affiliate unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In no event will we acquire any such property at an amount in excess of its appraised value. We will not sell or lease real properties to our Sponsor, our Advisor, our directors or any of their affiliates unless a majority of the directors not otherwise interested in the transaction (including a majority of the independent directors not otherwise interested in the transaction) determine that the transaction is fair and reasonable to us.

Mortgage Loans Involving Affiliates

Our charter prohibits us from investing in or making mortgage loans in which the transaction is with our Sponsor, our Advisor, our directors, or any of their affiliates unless an independent expert appraises the underlying property. We must keep the appraisal for at least five years and make it available for inspection and duplication by any of our stockholders. In addition, we must obtain a mortgagee’s or owner’s title insurance policy or commitment as to the priority of the mortgage or the condition of the title. Our charter prohibits us from making or investing in any mortgage loans that are subordinate to any lien or other indebtedness of our Sponsor, our Advisor, our directors, or any of their affiliates.

Issuance of Options and Warrants to Certain Affiliates

Our charter prohibits the issuance of options or warrants to purchase our common stock to our Sponsor, our Advisor, our directors, or any of their affiliates (i) on terms more favorable than we would offer such options or warrants to unaffiliated third parties or (ii) in excess of an amount equal to 10% of our outstanding common stock on the date of grant.

Repurchase of Shares of Common Stock

Our charter prohibits us from paying a fee to our Sponsor, our Advisor, our directors, or any of their affiliates in connection with our repurchase of our common stock.

Loans and Expense Reimbursements Involving Affiliates

Except with respect to certain mortgage loans as described above or loans to wholly owned subsidiaries, we will not make any loans to our Sponsor, our Advisor, our directors, or any of their affiliates. In addition, we will not borrow from these parties unless a majority of the directors not otherwise interested in the transaction

(including a majority of the independent directors not otherwise interested in the transaction) approve the transaction as being fair, competitive, and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties. These restrictions on loans will only apply to advances of cash that are commonly viewed as loans, as determined by our board of directors. By way of example only, the prohibition on loans would not restrict advances of cash for legal expenses or other costs incurred as a result of any legal action for which indemnification is being sought, nor would the prohibition limit our ability to advance reimbursable expenses incurred by directors or our Advisor or its affiliates.

DIRECTOR INDEPENDENCE

Our charter defines an “independent director” as a person who has not been, directly or indirectly, associated with our Sponsor (as defined in our charter) or the Advisor, within the previous two years by virtue of:

•	ownership interests in our Sponsor, our Advisor, or any of their affiliates;

•	employment by our Sponsor, our Advisor, or any of their affiliates;

•	service as an officer or director of our Sponsor, our Advisor, or any of their affiliates;

•	performance of services, other than as a director for us;

•	service as a director or trustee of more than three real estate investment trusts organized by our Sponsor or advised by our Advisor; or

•	maintenance of a material business or professional relationship with our Sponsor, our Advisor, or any of their affiliates.

We refer to our directors who are not independent as our “interested directors.” Our charter sets forth the material business or professional relationships that cause a person to be associated with us and therefore not eligible to serve as an independent director. A business or professional relationship is per se material if the prospective independent director received more than five percent of his annual gross income in the last two years from our Sponsor, our Advisor, or any affiliate of our Sponsor or Advisor, or if more than five percent of his net worth, on a fair market value basis, has come from our Sponsor, our Advisor, or any affiliate of our Sponsor or Advisor.

Our board of directors has determined that Messrs. Charles B. Duke, Daniel J. Sullivan, and John P. Woodberry are independent within the meaning of the applicable (i) provisions set forth in our charter, (ii) requirements set forth in the Exchange Act and the applicable Commission rules, and (iii) although our shares are not listed on the New York Stock Exchange (“NYSE”), independence rules set forth in the NYSE Listed Company Manual. To be considered independent under the NYSE rules, our board of directors must determine that a director does not have a material relationship with us and/or our consolidated subsidiaries (either directly or as a partner, stockholder, or officer of an organization that has a relationship with any of those entities).

Committee Independence

Audit Committee. The members of our audit committee are Messrs. Duke, Kincaid and Sullivan. Messrs. Duke and Sullivan are each an independent director and Mr. Kincaid is an interested director.

Investment Committee. The members of our investment committee are Messrs. Blumberg, Kincaid, Duke, Sullivan, and Woodberry. Messrs. Duke, Sullivan, and Woodberry are each an independent director, and Messrs. Kincaid and Blumberg are each an interested director.

Conflicts Resolution Committee. The members of our conflicts resolution committee are Messrs. Sullivan and Woodberry, each of whom is an independent director.

Compensation Committee. We do not have a standing compensation committee. Our board of directors may establish a compensation committee in the future to administer our equity incentive plans. A compensation committee, if formed, will consist entirely of our independent directors.

Nominating Committee. We do not have a standing nominating committee. Our board of directors has determined that it is appropriate for us not to have a nominating committee because all of the matters for which a nominating committee would be responsible are presently considered by our entire board of directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended December 31, 2014, we engaged KPMG LLP to provide us with audit services. Services provided included the audit of annual financial statements, review of unaudited quarterly financial information, review and consultation regarding filings with the Commission, and consultation on financial accounting and reporting matters.

Total fees billed to us by KPMG LLP for the years ended December 31, 2014 and 2013 were $800,470 and $816,296, respectively, and consisted of the following:

	Fiscal Year 2014	Fiscal Year 2013
Audit Fees:	$800,470	$816,296
Audit-Related Fees:	—	—
Tax Fees:	—	—
All Other Fees:	—	—

Total:	$800,470	$816,296

All fees were determined to be “Audit Fees”. Audit Fees are fees incurred for the audits of the consolidated financial statements, consultation on audit-related matters, and required review of Commission filings. This category also includes review of, and consents for, filings with the Commission related to our public offerings.

The audit committee of our board of directors has considered all services provided by KPMG LLP to us and concluded that this involvement is compatible with maintaining the independent registered public accounting firm’s independence.

The audit committee of our board of directors is responsible for appointing our independent registered public accounting firm and approving the terms of the independent registered public accounting firm’s services. The audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent registered public accounting firm, as well as all permitted non-audit services. The audit committee may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent registered public accounting firm, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting. All fees for services provided by KPMG LLP in 2014 and 2013 were pre-approved by the audit committee of our board of directors.

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

(b) Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description

3.1	Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed March 21, 2012

3.2	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.3	Articles Supplementary (Class A shares), incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.4	Articles Supplementary (Class W shares), incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.5	Articles Supplementary (Class I shares), incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.6	Certificate of Correction to Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 26, 2014

3.7	Sixth Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed December 8, 2014

4.1	Fourth Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed July 12, 2012

4.2	Class E Share Redemption Program, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed July 12, 2012

4.3	Statement regarding transfer restrictions, preferences, limitations, and rights of holders of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-175989), filed April 15, 2013

4.4	Second Amended and Restated Class A, W and I Share Redemption Program, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 17, 2014

10.1	Eighth Amended and Restated Advisory Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 12, 2012

10.2	Fourth Amended and Restated Operating Partnership Agreement of Dividend Capital Total Realty Operating Partnership LP, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 12, 2012

Exhibit Number	Description

10.3	Amendment No. 1 to Fourth Amended and Restated Operating Partnership Agreement of Dividend Capital Total Realty Operating Partnership LP, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 13, 2012

10.4	Property Management Agreement between the Company (f/k/a Dividend Capital Total Realty Trust Inc.) and Dividend Capital Property Management LLC, incorporated by reference to Exhibit 10.3 to Amendment No. 5 to the Company’s Registration Statement on Form S-11, Commission File No. 333-125338, filed January 13, 2006

10.5	Form of Management Agreement between various affiliates of the Company (f/k/a Dividend Capital Total Realty Trust Inc.) and KeyPoint Partners LLC, as property manager (New England Retail Portfolio), incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q, filed August 14, 2007

10.6	Dividend Capital Fixed Rate Office Portfolio Loan Agreement between TRT Lending Subsidiary I, LLC and Wells Fargo Bank, National Association, dated June 25, 2010, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 13, 2010

10.7	Side Letter Agreement Related to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and among the Company (f/k/a Dividend Capital Total Realty Trust Inc.) and New York Life Insurance Company, dated June 25, 2010, incorporated by reference to Exhibit 10.5.1 to the Company’s Quarterly Report on Form 10-Q, filed August 13, 2010

10.8	Amended and Restated Credit and Term Loan Agreement, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed January 13, 2015

10.9	Credit Agreement, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed March 2, 2015

10.10	Amended and Restated Dealer Manager Agreement, including Form of Selected Dealer Agreement, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed March 19, 2013

10.11	Amendment No. 1 to Amended and Restated Dealer Manager Agreement, incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed June 5, 2013

10.12	Amendment No. 2 to Amended and Restated Dealer Manager Agreement, incorporated by reference to Exhibit 1.3 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-175989), filed August 2, 2013

10.13	Amendment No. 3 to Amended and Restated Dealer Manager Agreement, incorporated by reference to Exhibit 1.4 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (File No. 333-175989), filed April 11, 2014

10.14	Restricted Stock Unit Agreement between the Company and Dividend Capital Total Advisors LLC, dated April 7, 2014, incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (File No. 333-175989), filed April 11, 2014

10.15	Primary Dealer Fee Extension Notice, dated May 27, 2014, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed June 2, 2014

10.16	Selected Dealer Agreement with Raymond James & Associates, Inc., dated May 27, 2014, incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K, filed June 2, 2014

10.17	Primary Dealer Fee Extension Notice, dated July 21, 2014, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed July 23, 2014

Exhibit Number	Description

10.18	Amendment No. 1 to Selected Dealer Agreement with Raymond James & Associates, Inc., dated July 21, 2014, incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K, filed July 23, 2014

10.19	Form of Indemnification Agreement for officers and directors, incorporated by reference to Exhibit 10.4 to Amendment No. 5 to the Company’s Registration Statement on Form S-11, Commission File No. 333-125338, filed January 13, 2006

10.20	Amended and Restated Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 10, 2013

10.21	Secondary Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 10, 2013

10.22	Form of Director Option Agreement, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed April 7, 2006

10.23	Form of Independent Director Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed March 10, 2014

10.24	Purchase and Sale Contract by and between TRT NOIP Doolittle — Redondo Beach LP, TRT NOIP Sheila — Commerce LP, TRT NOIP Corporate Center Drive — Newbury Park LP, TRT NOIP Sylvan Way — Parsippany LLC, TRT NOIP Sw 80 — Plantation LLC, TRT NOIP Connection — Irving LP, TRT NOIP Maple — El Segundo LP, TRT NOIP Glenville — Richardson LP, TRT NOIP Columbia — Richfield LLC, TRT NOIP Corporate Drive — Dixon LLC, TRT NOIP Eagle LP, TRT NOIP East 28 — Aurora LLC, GPT Doolittle Drive Owner LP, GPT Sheila Street Owner LP, GPT Corporate Center-Thousand Oaks Owner LP, GPT Sylvan Way Owner LLC, GPT SW 80th Street Owner LLC, GPT Maple Avenue Owner LP, GPT Connection Drive Owner LLC, GPT Glenville Drive Owner LLC, GPT Columbia Road Owner LLC, GPT Corporate Drive-Dixon Owner LLC, GPT Vickery Drive Owner LLC, and GPT 28th Avenue Aurora Owner LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.15 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-197767), filed January 29, 2015

10.25	Amended and Restated Purchase and Sale Contract between TRT NOIP Sheila — Commerce LP, TRT NOIP Corporate Center Drive — Newbury Park LP, TRT NOIP Connection — Irving LP, TRT NOIP Glenville — Richardson LP, TRT NOIP Columbia — Richfield LLC, TRT NOIP Eagle LP, TRT NOIP East 28 — Aurora LLC, GPT Sheila Street Owner LP, GPT Corporate Center-Thousand Oaks Owner LP, GPT Connection Drive Owner LLC, GPT Columbia Road Owner LLC, GPT Vickery Drive Owner LLC, and GPT 28th Avenue Aurora Owner LLC, dated January 15, 2015, incorporated by reference to Exhibit 10.16 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-197767), filed January 29, 2015

10.26	Amended and Restated Purchase and Sale Contract between TRT NOIP Doolittle — Redondo Beach LP, TRT NOIP Sw 80 — Plantation LLC, TRT NOIP Corporate Drive — Dixon LLC, GPT Doolittle Drive Owner LP, GPT SW 80th Street Owner LLC, and GPT Corporate Drive-Dixon Owner LLC, dated January 15, 2015, incorporated by reference to Exhibit 10.17 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-197767), filed January 29, 2015

10.27	Amended and Restated Purchase and Sale Contract by and between TRT NOIP Sylvan Way — Parsippany LLC, TRT NOIP Maple — El Segundo LP, GPT Sylvan Way Owner LLC, and GPT Maple Avenue Owner LP, dated January 15, 2015, incorporated by reference to Exhibit 10.18 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-197767), filed January 29, 2015

Exhibit Number	Description

10.28	Restricted Stock Unit Agreement between the Company and Dividend Capital Total Advisors LLC, dated February 25, 2015 (relating to 135,359 restricted stock units), incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 2, 2015

10.29	Restricted Stock Unit Agreement between the Company and Dividend Capital Total Advisors LLC, dated February 25, 2015 (relating to 88,788 restricted stock units), incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed March 2, 2015

21	Subsidiaries of the registrant*

23.1	Consent of KPMG LLP*

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Valuation Procedures*

99.2	Consent of Altus Group U.S., Inc.*

101.1	The following information from this Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity; and (iv) Consolidated Statements of Cash Flows*

*	Filed or furnished herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dividend Capital Diversified Property Fund Inc.:

We have audited the accompanying consolidated balance sheets of Dividend Capital Diversified Property Fund Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income and loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dividend Capital Diversified Property Fund Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method for reporting discontinued operations as of January 1, 2014 due to the adoption of FASB Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

/s/ KPMG LLP

Denver, Colorado

March 3, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and footnoted information)

	As of December 31
	2014	2013
ASSETS
Investments in real property	$2,442,509	$2,376,864
Accumulated depreciation and amortization	(513,083)	(452,222)

Total net investments in real property (1)	1,929,426	1,924,642
Debt related investments, net	94,951	123,935

Total net investments	2,024,377	2,048,577
Cash and cash equivalents	14,461	24,778
Restricted cash	27,452	25,550
Other assets, net	59,916	60,328
Assets held for sale (2)	21,927	146,176

Total Assets	$2,148,133	$2,305,409

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$49,974	$45,769
Mortgage notes and other secured borrowings (3)	853,267	943,045
Unsecured borrowings	345,000	300,000
Intangible lease liabilities, net	86,243	74,413
Other liabilities	47,789	50,503
Liabilities associated with assets held for sale (4)	1,880	86,668

Total Liabilities	1,384,153	1,500,398
Equity:
Stockholders’ equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 178,399,679 and 176,006,755 shares issued and outstanding, as of December 31, 2014 and December 31, 2013, respectively (5)	1,784	1,760
Additional paid-in capital	1,586,444	1,582,886
Distributions in excess of earnings	(893,791)	(860,747)
Accumulated other comprehensive loss	(10,120)	(10,794)

Total stockholders’ equity	684,317	713,105
Noncontrolling interests	79,663	91,906

Total Equity	763,980	805,011

Total Liabilities and Equity	$2,148,133	$2,305,409

(1)	Includes approximately $82.7 million and $82.4 million, after accumulated depreciation and amortization, in consolidated real property variable interest entity investments as of December 31, 2014 and 2013, respectively.
(2)	Includes approximately $0 and $143.0 million, after accumulated depreciation and amortization, in consolidated real property variable interest investments as of December 31, 2014 and 2013, respectively.
(3)	Includes approximately $59.4 million and $60.7 million in consolidated mortgage notes in variable interest entity investments as of December 31, 2014 and 2013, respectively.
(4)	Includes approximately $0 and $80.4 million in consolidated mortgage notes in variable interest entity investments as of December 31, 2014 and 2013, respectively.
(5)	Includes 163,067,835 shares of Class E common stock, 1,187,215 shares of Class A common stock, 1,116,698 shares of Class W common stock, and 13,027,931 shares of Class I common stock issued and outstanding as of December 31, 2014, and 171,254,036 shares of Class E common stock, 216,745 shares of Class A common stock, 208,889 shares of Class W common stock, and 4,327,085 shares of Class I common stock issued and outstanding as of December 31, 2013.

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share and footnoted information)

	For the Year Ended December 31,
	2014	2013	2012
REVENUE:
Rental revenue	$224,201	$207,328	$206,916
Debt related income	7,396	10,449	9,409

Total Revenue	231,597	217,777	216,325

EXPENSES:
Rental expense	50,997	43,672	40,535
Real estate depreciation and amortization expense	88,994	87,174	91,127
General and administrative expenses (1)	11,610	9,973	7,229
Advisory fees, related party	15,919	15,120	17,659
Acquisition-related expenses	703	337	325
Impairment of real estate property	9,500	2,600	—

Total Operating Expenses	177,723	158,876	156,875

Other Income (Expenses):
Interest and other income (expense)	1,168	(153)	807
Interest expense	(61,903)	(65,325)	(69,844)
Loss on extinguishment of debt and financing commitments	(63)	(2,507)	(5,374)
Gain on sale of real property (2)	10,914	—	—

Income (loss) from continuing operations	3,990	(9,084)	(14,961)
Discontinued operations (3)	30,004	65,554	(7,410)

Net income (loss)	33,994	56,470	(22,371)

Net (income) loss attributable to noncontrolling interests	(4,802)	(4,002)	110

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$29,192	$52,468	$(22,261)

Net income (loss) per basic and diluted common share:
Continuing operations	$0.02	$(0.05)	$(0.08)
Discontinued operations	$0.14	$0.34	$(0.04)

NET INCOME (LOSS) PER BASIC AND DILUTED COMMON SHARE	$0.16	$0.29	$(0.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	178,273	178,196	181,982

Diluted	190,991	191,932	197,244

(1)	Includes approximately $6.8 million, $4.7 million and $3.0 million paid to our Advisor and its affiliates for reimbursable expenses during the years ended December 31, 2014, 2013, and 2012, respectively.
(2)	Includes approximately $419,000 paid to our Advisor for advisory fees associated with the disposition of real properties during the year ended December 31, 2014.
(3)	Includes approximately $1.6 million, $2.6 million, and $101,000 paid to our Advisor for fees associated with the disposition of real properties during the years ended December 31, 2014, 2013, and 2012, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND LOSS

(In thousands)

	For the Year Ended December 31,
	2014	2013	2012
Net Income (Loss)	$33,994	$56,470	$(22,371)

Other Comprehensive Income (Loss):
Net unrealized change from available-for-sale securities	(211)	—	(1,426)
Unrealized change from cash flow hedging derivatives	721	4,975	3,963

Total Other Comprehensive Income	510	4,975	2,537

Comprehensive income (loss)	34,504	61,445	(19,834)
Comprehensive income attributable to noncontrolling interests	(4,637)	(3,577)	(87)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$29,867	$57,868	$(19,921)

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONSOLIDATED STATEMENT OF EQUITY

(In thousands)

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances, December 31, 2011	182,331	$1,823	$1,640,336	$(744,365)	$(18,536)	$120,011	$999,269
Comprehensive income (loss):
Net loss	—	—	—	(22,261)	—	(110)	(22,371)
Net unrealized change from available-for-sale securities	—	—	—	—	(1,315)	(111)	(1,426)
Unrealized change from cash flow hedging derivatives	—	—	—	—	3,655	308	3,963
Common stock:
Issuance of common stock, net of offering costs	4,711	47	34,877	—	—	—	34,924
Conversion of OP Units to common stock	269	3	2,270	—	—	(2,273)	—
Redemptions of common stock	(9,183)	(92)	(65,066)	—	—	—	(65,158)
Amortization of stock based compensation	—	—	7	—	—	—	7
Distributions declared on common stock	—	—	—	(84,259)	—	—	(84,259)
Noncontrolling interests:
Contributions of noncontrolling interests	—	—	—	—	—	1,053	1,053
Distributions to noncontrolling interests	—	—	—	—	—	(8,617)	(8,617)
Redemptions of noncontrolling interests	—	—	—	—	—	(12,785)	(12,785)
Buyout of noncontrolling interest	—	—	(1,428)	—	—	(1,645)	(3,073)

Balances, December 31, 2012	178,128	$1,781	$1,610,996	$(850,885)	$(16,196)	$95,831	$841,527

Comprehensive income (loss):
Net income	—	—	—	52,468	—	4,002	56,470
Unrealized change from cash flow hedging derivatives	—	—	—	—	4,621	354	4,975
Common stock:
Issuance of common stock, net of offering costs	7,864	78	48,611	—	—	—	48,689
Redemptions of common stock	(9,985)	(99)	(68,432)	—	—	—	(68,531)
Distributions declared on common stock	—	—	—	(62,330)	—	—	(62,330)
Noncontrolling interests:
Contributions of noncontrolling interests	—	—	—	—	—	212	212
Distributions declared to noncontrolling interests	—	—	—	—	—	(5,446)	(5,446)
Redemptions of noncontrolling interests	—	—	(5,549)	—	781	(1,408)	(6,176)
Buyout of noncontrolling interest	—	—	(2,740)	—	—	(1,639)	(4,379)

Balances, December 31, 2013	176,007	$1,760	$1,582,886	$(860,747)	$(10,794)	$91,906	$805,011

Comprehensive income (loss):
Net income	—	—	—	29,192	—	4,802	33,994
Net unrealized change from available-for-sale securities	—	—	—	—	(196)	(15)	(211)
Unrealized change from cash flow hedging derivatives	—	—	—	—	671	50	721
Common stock:
Issuance of common stock, net of offering costs	13,923	140	86,961	—	—	—	87,101
Issuance of common stock, stock-based compensation plans	136	1	776	—	—	—	777
Redemptions of common stock	(11,666)	(117)	(82,119)	—	—	—	(82,236)
Amortization of stock-based compensation	—	—	30	—	—	—	30
Distributions declared on common stock	—	—	—	(62,236)	—	—	(62,236)
Noncontrolling interests:
Contributions of noncontrolling interests	—	—	—	—	—	104	104
Distributions declared to noncontrolling interests	—	—	—	—	—	(9,390)	(9,390)
Redemptions of noncontrolling interests	—	—	(1,121)	—	199	(6,978)	(7,900)
Buyout of noncontrolling interests	—	—	(969)	—	—	(816)	(1,785)

Balances, December 31, 2014	178,400	$1,784	$1,586,444	$(893,791)	$(10,120)	$79,663	$763,980

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES:
Net income (loss)	$33,994	$56,470	$(22,371)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate depreciation and amortization expense	88,994	108,191	129,116
Gain on disposition of real property	(40,592)	(74,306)	(21,144)
Unrealized impairment loss on real property	9,500	2,600	5,700
Other adjustments to reconcile loss to net cash provided by operating activities	8,628	9,835	14,824
Changes in operating assets and liabilities	(13,295)	(16,201)	(11,638)

Net cash provided by operating activities	87,229	86,589	94,487

INVESTING ACTIVITIES:
Acquisition of real property	(125,509)	(48,228)	—
Capital expenditures in real property	(14,944)	(25,436)	(21,456)
Proceeds from disposition of real properties	105,322	133,485	7,081
Investment in debt related investments	—	(10,848)	(39,958)
Principal collections on debt related investments	24,052	29,018	7,300
Other investing activities	(4,023)	(5,144)	7,568

Net cash (used in) provided by investing activities	(15,102)	72,847	(39,465)

FINANCING ACTIVITIES:
Mortgage note proceeds	—	—	15,126
Mortgage note principal repayments	(52,977)	(29,046)	(291,281)
Net proceeds from revolving line of credit borrowings	45,000	—	30,000
Proceeds from term loan borrowings	—	—	270,000
Repayment of other secured borrowings	(1,122)	(44,256)	(27,461)
Redemption of common shares	(81,990)	(66,073)	(53,916)
Distributions on common stock	(41,239)	(41,050)	(57,005)
Proceeds from sale of common stock	74,916	30,917	567
Offering costs for issuance of common stock	(4,568)	(3,812)	(3,403)
Distributions to noncontrolling interest holders	(9,501)	(5,599)	(9,230)
Redemption of OP Unit holder interests	(8,219)	(6,405)	(11,944)
Other financing activities	(2,744)	(6,206)	(8,050)

Net cash used in financing activities	(82,444)	(171,530)	(146,597)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,317)	(12,094)	(91,575)

CASH AND CASH EQUIVALENTS, beginning of period	24,778	36,872	128,447
CASH AND CASH EQUIVALENTS, end of period	$14,461	$24,778	$36,872

Supplemental Disclosure of Cash Flow Information:
Assumed mortgage	$—	$57,897	$124,800
Cash paid for interest	$58,330	$72,352	$87,935
Amount issued pursuant to the distribution reinvestment plan	$20,831	$21,473	$34,491
Non-cash reduction of mortgage note and other secured borrowings*	$115,387	$285,756	$63,253
Non-cash disposition of real property*	$107,075	$225,409	$46,282
Non-cash principal collection on debt related investments*	$7,125	$46,183	$17,778
Non-cash origination of debt related investments	$—	$—	$82,343
Non-cash investment in real property	$12,232	$—	$125,854
Non-cash origination of repurchase facility	$—	$—	$96,534

*	Represents the amount of sales proceeds and debt repayments from the disposition of real property or the repayment of borrowings that we did not receive or pay in cash, primarily due to the repayment or assumption of related borrowings by the purchaser or borrower at closing.

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

As of December 31, 2014, we had raised gross proceeds of approximately $110.2 million from the sale of approximately 15.8 million shares in the Offering, including approximately $1.2 million through our distribution reinvestment plan. As of December 31, 2014, approximately $2,889.8 million in shares remained available for sale pursuant to the Offering, including approximately $748.8 million in shares available for sale through our distribution reinvestment plan.

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

All joint ventures in which we have investments are variable interest entities. All of our investments in joint ventures represent our interests in real estate partnerships, formed for the purpose of acquiring, leasing, managing, holding for investment, selling and otherwise dealing with real property investments. Our involvement with our joint ventures affects our financial position, financial performance and cash flows in ways similar to direct ownership of real property investment. We own a significantly disproportionate majority of the ownership interests of our joint ventures. In each of our joint ventures, our joint venture partner performs the day-to-day management of the real properties owned by the respective joint ventures. However, in each of our joint ventures, we approve the activities that most significantly impact the joint venture’s economic performance. Due to our substantive approval rights and our exposure to the economic returns and losses of each of the joint ventures, we are the primary beneficiary of each of our joint ventures. Based on these considerations, we consolidate all of our investments in joint ventures. See our consolidated balance sheets for disclosure of the amount of real property and mortgage note borrowings that we consolidated through our investments in variable interest entities as of December 31, 2014 and 2013.

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

Reclassifications

Certain amounts included in the accompanying financial statements for 2013 and 2012 have been reclassified to conform to the 2014 financial statement presentation. Balance sheet amounts for properties classified as held for sale have been reclassified as of December 31, 2014 and 2013. Statement of operations amounts for properties classified as discontinued operations have been reclassified for all periods presented. After December 31, 2013, a discontinued operation is a component (or group of components) of the entity, the disposal of which would represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results, when such component (or group of components) have been disposed of or classified as held for sale. Through December 31, 2013, discontinued operations represent properties that we have either disposed of or have classified as held for sale if both the operations and cash flows of the property have been or will be eliminated from our ongoing operations as a result of the disposal transaction and if we will not have any significant continuing involvement in the operations of the property after the disposal transaction. Amounts in our segment and quarterly financial data disclosures in Notes 13 and 16 reflect the reclassification of amounts related to properties classified as discontinued operations as of December 31, 2014.

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

We record acquired “above-market” and “below-market” leases at their fair value equal to the difference between the contractual amounts to be paid pursuant to each in-place lease and our estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining term of the lease plus the term of any below-market fixed-rate renewal option periods for below-market leases. In addition, we allocate a portion of the purchase price of an acquired property to the estimated value of customer relationships, if any. As of December 31, 2014, we had not recognized any estimated value to customer relationships.

Intangible in-place lease assets are amortized over the corresponding lease term. Above-market lease assets are amortized as a reduction in rental revenue over the corresponding lease term. Below-market lease liabilities are amortized as an increase in rental revenue over the corresponding lease term, plus any applicable below-market fixed-rate renewal option periods. The following table summarizes the amounts that we have incurred in amortization expense for intangible lease assets and adjustments to rental revenue for above-market lease assets and below-market lease liabilities for the years ended December 31, 2014, 2013 and 2012 (amounts in thousands).

	For the Year Ended December 31,
	2014	2013	2012
Above-market lease assets	$(6,708)	$(7,293)	$(8,050)
Below-market lease liabilities	7,324	7,537	9,567

Net increase to rental revenue	$616	$244	$1,517

Intangible lease asset amortization	$(48,937)	$(62,325)	$(80,739)

We expense any unamortized intangible lease asset or record an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability when a tenant terminates a lease before the stated lease expiration date. We recorded an insignificant amount of adjustments related to write-offs of unamortized intangible lease assets and liabilities due to early lease terminations during the years ended December 31, 2014, 2013 and 2012.

Real property assets, including land, building, building and land improvements, tenant improvements, lease commissions, and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over their estimated useful lives as described in the following table.

Description	Depreciable Life
Land	Not depreciated
Building	40 years
Building and land improvements	5-40 years
Tenant improvements	Lesser of useful life or lease term
Lease commissions	Over lease term
Intangible in-place lease assets	Over lease term
Above-market lease assets	Over lease term
Below-market lease liabilities	Over lease term, including below-market fixed-rate renewal options

The following table presents expected amortization during the next five years and thereafter related to the acquired above-market lease assets, below-market lease liabilities and acquired in-place lease intangibles, for properties owned (including properties classified as held for sale) as of December 31, 2014 (amounts in thousands).

	For the Year Ended December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Acquired below-market lease liabilities	$7,967	$7,198	$6,728	$6,370	$5,820	$52,160	$86,243
Acquired above-market lease assets	(6,323)	(6,256)	(3,717)	(1,430)	(1,183)	(714)	(19,623)

Net rental revenue increase (decrease)	$1,644	$942	$3,011	$4,940	$4,637	$51,446	$66,620

Acquired in-place lease intangible amortization	$44,531	$40,901	$24,935	$14,521	$10,618	$20,088	$155,594

Discontinued Operations and Held for Sale

Beginning with the year ended December 31, 2014, a discontinued operation is defined as a component (or group of components) of the entity, the disposal of which would represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results, when such component (or group of components) have been disposed of or classified as held for sale. Through December 31, 2013, we present the results of operations and the respective aggregate net gains (losses) of any property or group of properties that were disposed or classified as held for sale as of the end of each year when the operations and cash flows have been (or will be) eliminated from our ongoing operations and we will not have any significant continuing involvement. Interest expense is included in discontinued operations only if it is directly attributable to these operations or properties. The results of operations of properties that have been classified as discontinued operations are reported as discontinued operations for all periods presented. We classify real property as held for sale when our management commits to a plan to sell the property, the plan has appropriate approvals, the sale of the property is probable, and certain other criteria are met. At such time, the respective assets and liabilities are presented separately on our balance sheets and depreciation is no longer recognized. Assets held for sale are reported at the lower of their carrying amount or their estimated fair value less the costs to sell the assets. We recognize an impairment loss for assets held for sale if the current net book value of the property exceeds its fair value less selling costs. As of December 31, 2014 and 2013, one and 12 of our properties were classified as held for sale, respectively.

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

The following table summarizes straight-line rental adjustments and tenant recovery income received from tenants for real estate taxes, insurance and other property operating expenses and recognized as rental revenue for the years ended December 31, 2014, 2013, and 2012 (amounts in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Straight-line rent adjustments	$3,037	$8,864	$8,107
Tenant recovery income (1)	$31,092	$33,029	$33,585

(1)	Tenant recovery income presented in this table excludes real estate taxes that were paid directly by our tenants that are subject to triple net lease contracts. Such payments totaled approximately $12.4 million, $12.6 million and $11.4 million during the years ended December 31, 2014, 2013, and 2012 respectively.

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

As of December 31, 2014, 67 of our properties are classified as held and used. These held and used assets are reviewed for indicators of impairment, which may include, among others, each tenant’s inability to make rent payments, operating losses or negative operating trends at the property level, notification by a tenant that it will not renew its lease, a decision to dispose of a property, including a change in estimated holding periods, or adverse changes in the fair value of any of our properties. If indicators of impairment exist on a held and used asset, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is greater than the current net book value, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is less than its current net book value, we recognize an impairment loss for the difference between the net book value of the property and its estimated fair value. If our assumptions, projections or estimates regarding a property change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the property. See Note 3 for a discussion of impairment charges relating to our real properties recorded during the years ended December 31, 2014, 2013, and 2012.

Impairment — Debt Related Investments

We review our debt related investments on a quarterly basis, and more frequently when such an evaluation is warranted, to determine if impairment exists. Accordingly, we do not group our debt related investments into classes by credit quality indicator. A debt related investment is impaired when, based on current information and events (including economic, industry and geographical factors), it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the agreement. When an investment is deemed impaired, the impairment is measured based on the expected future cash flows discounted at the investment’s effective interest rate. As a practical expedient, the Financial Accounting Standards Board (the “FASB”) issued ASC Topic 310, Receivables, which permits a creditor to measure impairment based on the fair value of the collateral of an impaired collateral-dependent debt related investment or to measure impairment based on an observable market price for the impaired debt related investment as an alternative to discounting expected future cash flows. Regardless of the measurement method, a creditor should measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. A debt related investment is also considered impaired if its terms are modified in a troubled debt restructuring (“TDR”). A TDR occurs when we grant a concession to a borrower in financial difficulty by modifying the original terms of the loan. Impairments on TDR loans are generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. See Note 4 for a discussion of impairment charges relating to our debt related investments recorded during the years ended December 31, 2014, 2013, and 2012.

Impairment — Real Estate Securities

As of December 31, 2014 and 2013, we held investments in real estate securities of approximately $200,000 and $461,000, respectively. Real estate securities are included in other assets, net, in the accompanying balance sheets.

During the year ended December 31, 2014, we recorded approximately $261,000 related to other-than-temporary impairment of our CMBS and CRE-CDO securities. Due to volatility with the credit market and its unpredictable impact for such securities, we determined that we cannot reliably predict the timing and amount of cash flows that we expect to receive related to the majority of our CMBS and CRE-CDO securities. Therefore, we account for such securities under the cost recovery method of accounting. The application of the cost recovery method of accounting requires that we cease recognizing interest income related to these securities until the amortized cost of each respective security is depleted or until we can reliably estimate cash flows. Once the amortized cost of each security is depleted or we can reasonably estimate cash flows, cash payments will be recorded to interest income. Under the cost recovery method of accounting, if the fair value of a security falls below the amortized cost of that security and we do not anticipate that the receipt of near term cash flows will sufficiently reduce the security’s amortized cost below its fair value, then we recognize an other-than-temporary impairment in an amount equal to the difference between that security’s fair value and its amortized cost.

Credit Losses

A credit loss represents the difference between the present value of expected future cash flows and the amortized cost basis of a debt security. As of December 31, 2014 and 2013, we had recognized approximately $140.4 million and $140.1 million, respectively, of cumulative credit losses in other-than-temporary impairment related to our investments in debt securities. We did not record any impairment losses during the years ended December 31, 2013 or 2012, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less such as money market mutual funds or certificates of deposits. As of both December 31, 2014 and 2013, we have not realized any losses in such cash accounts or investments and believe that we are not exposed to any significant credit risk.

Restricted Cash

Restricted cash consists primarily of lender and property-related escrow accounts. As of both December 31, 2014 and 2013, we had not realized any losses in such restricted cash accounts or investments related to, and believe that we are not exposed to any significant credit risk.

Collectability of Receivables

We evaluate the collectability of our rent and other receivables on a regular basis based on factors including, among others, payment history, the financial strength of the tenant or borrower and any guarantors. Specifically with regards to our debt related investments, we evaluate the collectability of our receivables based on factors including, among others, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full amount of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. As of December 31, 2014 and 2013, we had allowances included in the caption other assets, net, in our accompanying balance sheets of approximately $261,000 and $251,000, respectively, related to our rent and other receivables. If our assumptions or estimates regarding the collectability of a receivable change in the future, we may have to record allowances to reduce or further reduce the carrying value of the receivable.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) as reported in the accompanying statements of equity primarily consists of the cumulative loss related to our derivatives of $8.1 million, before attribution to noncontrolling interests of $956,000, and cumulative gain related to our real estate securities of approximately $200,000, before attribution of a cumulative loss to noncontrolling interests of $1.3 million.

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

Stock-Based Compensation

Independent Director RSU Awards

On December 5, 2013, our board of directors approved revised compensation for our independent directors. In connection with the revised compensation plan, at each annual meeting of stockholders the independent directors will automatically, upon election, receive an award of restricted stock units (“RSUs”) with respect to Class I shares of our common stock, with the number of RSUs based on the NAV per Class I share as of the end of the day of the annual meeting. RSUs granted under this plan are measured at fair value on the grant date and amortized to compensation expense on a straight-line basis over the service period after which the awards fully vest. Such expense is included in “General and administrative” expense in our Consolidated Statements of

Operations. The fair value of these awards is measured at our NAV per share. During the year ended December 31, 2014, we recorded approximately $30,000 within “General and administrative” expense in our Consolidated Statements of Operations, which included (i) a pro rata Annual Award made on January 2, 2014, to each independent director then in office, with the number of RSUs based on the Class I NAV as of the end of the day on January 2, 2014, and reflecting the number of days remaining until the one-year anniversary of the 2013 annual meeting of stockholders, and (ii) the amortized portion of an Annual Award made on June 25, 2014, to each independent director then in office, with the number of RSUs based on the Class I NAV as of the end of the day on June 25, 2014, and reflecting the number of days remaining until the one-year anniversary of the 2014 annual meeting of stockholders. RSUs awarded to our independent directors vest no later than one year from the date of grant.

Advisor RSU Agreement

On April 7, 2014, we entered into a Restricted Stock Unit Agreement (the “RSU Agreement”) with our Advisor. Pursuant to the terms of the RSU Agreement, we granted 493,575 RSUs to our Advisor, in return for offsets of future advisory fees and expenses. Each RSU will, upon vesting, entitle the Advisor to one Class I share of our common stock. Each RSU entitles the Advisor to certain dividend equivalents that match dividends paid on Class I shares. RSUs granted to our Advisor generally vest ratably over a period of four years. The Advisor is expected to redistribute a significant portion of the RSUs and/or shares to senior level employees of the Advisor and its affiliates that provide services to us, although the terms of such redistributions (including the timing, amount and recipients) remain solely in the discretion of the Advisor. See Note 11 for a discussion of the RSU Agreement.

Restricted Stock Grant

Effective March 24, 2014, we granted 44,793 restricted shares of Class I common stock to certain employees of our Advisor and its affiliates. Restricted stock grants are measured at fair value during the service period and recorded to compensation expense over the service period after which the grants fully vest. Such expense is included in “General and administrative” expense in our Consolidated Statements of Operations. The fair value of these awards is measured at our NAV per share as of the date the shares vest. During the year ended December 31, 2014, we recorded approximately $125,000 within “General and administrative” expense in our Consolidated Statements of Operations. Our restricted stock generally vests ratably over a period of three to four years.

Income Taxes

We operate in a manner intended to qualify as a REIT for U.S. federal income tax purposes. As a REIT, we generally will not be subject to federal income taxes on net income that we distribute to our stockholders. We intend to make timely distributions sufficient to satisfy the annual distribution requirements. We believe we are organized and operate in such a manner and intend to operate in the foreseeable future in such a manner as to qualify as a REIT for federal income tax purposes. We are, however, subject to certain state and local taxes. Our taxable REIT subsidiary, DCTRT Leasing Corporation, is also subject to federal, state, and local taxes.

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

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09 (“ASU 2014-09”), which provides new guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The new guidance specifically excludes revenue associated with lease contracts. ASU 2014-09 is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016 and will require full or modified retrospective application. Early adoption is not permitted. We are currently evaluating the impact this guidance will have on our financial statements as well as the expected adoption method.

In April 2014, the FASB issued Accounting Standards Update 2014-08 (“ASU 2014-08”), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which provides a revised definition of a discontinued operation. ASU 2014-08 requires additional disclosures for a discontinued operation and the disposal of an asset and component of the entity that is not a discontinued operation. Under ASU 2014-08, a discontinued operation is a component (or group of components) of the entity, the disposal of which would represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results, when such component (or group of components) have been disposed of or classified as held for sale. The amendments in the ASU should be applied prospectively and are effective for us beginning January 1, 2015, with early adoption permitted. We adopted this standard effective January 1, 2014. During the year ended December 31, 2014, we disposed of five operating properties that we determined did not meet the definition of discontinued operations under the revised standard. As a result of our adoption of this ASU, we anticipate that fewer of our property dispositions made in the normal course of business will qualify for discontinued operations reporting. See Note 3 for additional information.

In February 2015, the FASB issued Accounting Standards Update 2015-02, Amendments to the Consolidation Analysis, which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments in the ASU are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the effect the guidance will have on our consolidated financial statements.

3. INVESTMENTS IN REAL PROPERTY

Our consolidated investments in real property consist of investments in office, industrial and retail properties. The following tables summarize our consolidated investments in real property as of December 31, 2014 and 2013 (amounts in thousands):

Real Property	Land	Building and Improvements	Intangible Lease Assets	Total Investment Amount	Intangible Lease Liabilities	Net Investment Amount
As of December 31, 2014:
Office (1)	$238,505	$818,659	$359,057	$1,416,221	$(21,535)	$1,394,686
Industrial	25,502	193,878	48,421	267,801	(41,011)	226,790
Retail	237,605	464,479	86,820	788,904	(62,292)	726,612

Total gross book value	501,612	1,477,016	494,298	2,472,926	(124,838)	2,348,088
Accumulated depreciation/amortization	—	(204,165)	(319,081)	(523,246)	38,595	(484,651)

Total net book value	$501,612	$1,272,851	$175,217	$1,949,680	$(86,243)	$1,863,437

As of December 31, 2013:
Office	$232,117	$769,654	$365,314	$1,367,085	$(15,861)	$1,351,224
Industrial (2)	51,678	359,800	66,877	478,355	(46,626)	431,729
Retail	227,218	420,070	77,752	725,040	(51,059)	673,981

Total gross book value	511,013	1,549,524	509,943	2,570,480	(113,546)	2,456,934
Accumulated depreciation/amortization	—	(207,966)	(294,881)	(502,847)	35,997	(466,850)

Total net book value	$511,013	$1,341,558	$215,062	$2,067,633	$(77,549)	$1,990,084

(1)	Includes $4.1 million in land, $19.3 million in building and improvements, and $7.0 million in intangible lease assets before accumulated depreciation of $10.2 million, related to an office property classified as held for sale in the accompanying balance sheet as of December 31, 2014.
(2)	Includes $21.1 million in land, $157.7 million in building and improvements, $14.9 million in intangible lease assets, and $5.6 million in intangible lease liabilities, before accumulated depreciation on assets of $50.6 million and accumulated amortization of intangible lease liabilities of $2.5 million, related to 12 industrial properties classified as held for sale in the accompanying balance sheet as of December 31, 2013.

Acquisitions

The following table summarizes our acquisitions of real properties during the year ended December 31, 2014 (dollar amounts and square footage in thousands):

Real Property	Market	Property Type	Number of Properties	Date of Acquisition	Acquisition Price	Net Rentable Square Feet	Percent Leased
Salt Pond	Greater Boston (1)	Retail	1	11/4/2014	$39,160	185	95%
1st Avenue Plaza	Denver, CO	Office	1	8/22/2014	75,000	262	94%
Durgin Square	Greater Boston	Retail	1	5/28/2014	24,700	138	94%

Total 2014 real property acquisitions			3		$138,860	585	95%

(1)	Our Greater Boston market comprises the greater metro area around Boston, MA. As of December 31, 2014, properties in our Greater Boston market are located in the following states: Massachusetts, Connecticut, New Hampshire, and Rhode Island.

On November 4, 2014, we acquired a 100% interest in a 185,000 square foot retail property in the Greater Boston market (“Salt Pond”). As of December 31, 2014, we have made an allocation of the fair value of the acquired assets and liabilities of Salt Pond to land, building, improvements and intangible lease assets and liabilities. Based on this allocation of the $39.2 million in estimated fair value of the acquired net assets of Salt Pond, we attributed approximately $8.8 million to land, approximately $34.6 million to building and improvements, approximately $5.7 million to intangible lease assets, and approximately $9.9 million to intangible lease liabilities. The weighted-average amortization periods for the intangible lease assets and intangible lease liabilities were approximately 4.8 years and 23.9 years, respectively, at the acquisition date. We have not made any material adjustments related to this acquisition since the initial allocation.

On August 22, 2014, we acquired a 100% interest in a 262,000 square foot office property in the Denver, CO market (“1st Avenue Plaza”). As of December 31, 2014, we have made an allocation of the fair value of the acquired assets and liabilities of 1st Avenue Plaza to land, building, improvements and intangible lease assets and liabilities. Based on this allocation of the $75.0 million in estimated fair value of the acquired net assets of 1st Avenue Plaza, we attributed approximately $15.7 million to land, approximately $55.7 million to building and improvements, approximately $9.6 million to intangible lease assets, and approximately $6.0 million to intangible lease liabilities. The weighted-average amortization periods for the intangible lease assets and intangible lease liabilities were approximately 4.1 years and 4.5 years, respectively, at the acquisition date. We have not made any material adjustments related to this acquisition since the initial allocation.

On May 28, 2014, we acquired a 100% interest in a 138,000 square foot retail property in the Greater Boston market (“Durgin Square”). As of December 31, 2014, we have made an allocation of the fair value of the acquired assets and liabilities of Durgin Square to land, building, improvements and intangible lease assets and liabilities. Based on this allocation of the $24.7 million in estimated fair value of the acquired net assets of Durgin Square, we attributed approximately $7.2 million to land, approximately $16.0 million to building and improvements, approximately $5.1 million to intangible lease assets, and approximately $3.6 million to intangible lease liabilities. The weighted-average amortization periods for the intangible lease assets and intangible lease liabilities were approximately 5.4 years and 17.3 years, respectively, at the acquisition date. We have not made any material adjustments related to this acquisition since the initial allocation.

For the year ended December 31, 2014, our consolidated statement of operations includes aggregate revenue and net operating income (“NOI”) attributable to 1st Avenue Plaza, Durgin Square, and Salt Pond as shown in the table below (amounts in thousands):

	For the Year Ended December 31, 2014
	Revenue	NOI (1)
Real Property
1st Avenue Plaza	$3,116	$2,078
Durgin Square	1,643	1,238
Salt Pond	545	444

Total	$5,304	$3,760

(1)	For a discussion as to why we view NOI to be an appropriate supplemental performance measure and a reconciliation to GAAP net income, refer to Note 13.

Dispositions

During 2014, 2013, and 2012 we disposed of the following properties (dollar amounts and square footage in thousands):

Type of Property	Market	DPF Ownership	Square Feet	Disposition Date	Gain (Loss)
2014 Dispositions:
Industrial Portfolio	Various (1)	92.5%	3,387	January 22, 2014	$29,545
Retail	Greater Boston	100.0%	110	February 18, 2014	2,276
Office	Little Rock, AR	100.0%	102	February 25, 2014	1,350
Land Parcel	Denver, CO	100.0%	—	April 14, 2014	93
Office	East Bay, CA	100.0%	60	June 13, 2014	2,755
Industrial (2)	Silicon Valley, CA	100.0%	177	October 15, 2014	421
Office	Denver, CO	100.0%	138	November 7, 2014	4,032

Total			3,974		$40,472

2013 Dispositions:
Office	Dallas, TX	100.0%	62	January 13, 2013	$1,217
Industrial Portfolio	Various (3)	96.4%	1,918	May 10, 2013	(311)
Office (4)	Dallas, TX	100.0%	1,509	May 31, 2013	15,462
Office	Greater Boston	100.0%	132	June 6, 2013	6,734
Office	Denver, CO	100.0%	257	July 31, 2013	35,371
Office	Denver, CO	100.0%	133	September 13, 2013	10,233
Office	Chicago, IL	100.0%	100	October 15, 2013	5,580

Total			4,111		$74,286

2012 Dispositions:
Retail	Greater Boston	100.0%	19	February 27, 2012	$(328)
Office	Silicon Valley, CA	90.0%	427	July 31, 2012	19,584
Industrial	Louisville, KY	90.0%	164	June 5, 2012	1,857

Total			610		$21,113

(1)	Industrial portfolio included 12 properties located in the following markets: Atlanta, GA, Central Pennsylvania, Cincinnati, OH, Columbus, OH, Dallas, TX, Indianapolis, IN, and Minneapolis/St. Paul, MN.
(2)	On October 15, 2014, we disposed of a wholly owned industrial property comprising approximately 177,000 net rentable square feet in three buildings located in the Silicon Valley, CA market (“Lundy”). At the time of the disposition, the property had a net investment amount of approximately $13.1 million (after a $2.6 million impairment charge which we recorded during the fourth quarter of 2013). The property was transferred to the lender through a foreclosure sale which extinguished amounts due, including related principal of $13.6 million.
(3)	Industrial portfolio included seven properties located in the following markets: Philadelphia, PA, Sacramento, CA, Central Pennsylvania, Charlotte, NC, Atlanta, GA, and Chicago, IL.
(4)	During the year ended December 31, 2012, we became the 100% owner of the titleholder of a 1.5 million square foot office property in the Dallas, TX market (“Comerica Bank Tower”), as the result of our foreclosure of a non-performing mezzanine loan for which such ownership interest had served as collateral. Comerica Bank Tower was subject to a mortgage note with a principal balance of $179.8 million as of the acquisition date bearing interest at 5.8%, which matures in January 2017. On September 10, 2012, we were notified that a receiver (the “Receiver”) had been appointed for the Comerica Bank Tower. As of March 31, 2013, the unpaid principal balance of this mortgage note was $177.4 million. On May 31, 2013, Comerica Bank Tower was sold by the Receiver pursuant to court order to a purchaser unaffiliated with us. Because of the outstanding principal balance of the mortgage note, we did not receive any proceeds from the sale of Comerica Bank Tower.

Assets Held for Sale

As of December 31, 2014, we had agreed to dispose of an office property to an unrelated third party. Accordingly, the assets and liabilities related to this property are classified as held for sale in the accompanying balance sheet as of December 31, 2014. We sold the property on January 16, 2015. See Note 17 for additional discussion of this disposition. As of December 31, 2013, we had agreed to dispose of a portfolio of 12 industrial properties to an unrelated third party. Accordingly, the assets and liabilities related to properties in this portfolio are classified as held for sale in the accompanying balance sheet as of December 31, 2013. We sold the properties on January 22, 2014. The following table summarizes the properties held for sale (square feet in thousands):

Type of Property	Market	DPF Ownership	Square Feet	Disposition Date
Assets held for sale as of 12/31/2014
Office	Dallas, TX	100.0%	177	January 16, 2015
Assets held for sale as of 12/31/2013
Industrial Portfolio	Various (1)	92.5%	3,387	January 22, 2014

(1)	Industrial portfolio included 12 properties located in the following markets: Atlanta, GA, Central Pennsylvania, Cincinnati, OH, Columbus, OH, Dallas, TX, Indianapolis, IN, and Minneapolis/St. Paul, MN.

Discontinued Operations

We present the results of operations and the respective aggregate net gains (losses) of any property or group of properties that were disposed or classified as held for sale as of December 31, 2013, when the operations and cash flows have been (or will be) eliminated from our ongoing operations and we will not have any significant continuing involvement as discontinued operations in our accompanying statements of operations. Beginning with the year ended December 31, 2014, as the result of adopting new accounting guidance, we present the results of operations and the respective aggregate net gains (losses) of any property or group of properties, the disposal of which would represent a strategic shift that has (or will have) a major effect on our operations and financial results, when such property (or group of properties) have been disposed of or classified as held for sale, as discontinued operations in our accompanying statements of operations. Properties sold or classified as held for sale after December 31, 2013 are not classified as discontinued operations unless the sale or classification as held for sale meets the new accounting requirements.

Discontinued operations for the year ended December 31, 2014 include the results of operations and net gain on the disposition of 12 properties classified as held for sale as of December 31, 2013. Discontinued operations for the year ended December 31, 2013 include (i) the results of operations of the 13 properties disposed of during the year ended December 31, 2013, (ii) the results of operations of the 12 properties classified as held for sale as of December 31, 2013 and subsequently disposed of, and (iii) the aggregate net gain on dispositions recorded during the year ended December 31, 2013. Discontinued operations for the year ended December 31, 2012 include (i) the results of operations of the three operating properties disposed of during the year ended December 31, 2012, and (ii) the aggregate net gain on dispositions recorded during the year ended December 31, 2012. The following table summarizes amounts recorded as discontinued operations (amounts in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Revenues	$969	$39,023	$61,461
Rental expense	(340)	(14,020)	(21,731)
Real estate depreciation and amortization expense	—	(21,017)	(37,989)
Impairment of real estate property	—	—	(5,700)
Interest expense	(296)	(12,662)	(23,771)
Other expenses	(8)	(56)	(793)

Income (loss) from discontinued operations	325	(8,732)	(28,523)

Gain (Loss) on disposition	29,679	74,286	21,113

Discontinued operations	30,004	65,554	(7,410)

Discontinued operations attributable to noncontrolling interests	(4,462)	(4,560)	(971)

Discontinued operations attributable to common stockholders	$25,542	$60,994	$(8,381)

The following table summarizes capital expenditures and significant operating and investing noncash items related to our discontinued operations (amounts in thousands):

	For the Year Ended December 31,
	2014	2013
Capital expenditures	$—	$7,581
Noncash items:
Straight-line rent adjustments	(41)	3,050
Amortization of above-market lease assets	—	(391)
Amortization of below-market lease liabilities	—	998
Non-cash disposition of real property	$80,361	$225,409

The following table summarizes the carrying amounts of the major classes of assets and liabilities classified as held for sale as of December 31, 2014 and December 31, 2013, respectively (amounts in thousands):

	As of December 31, 2014	As of December 31, 2013
Land	$4,075	$21,060
Building and improvements	19,337	157,679
Intangible lease assets	7,005	14,877
Accumulated depreciation	(10,163)	(50,625)
Other assets, net	1,673	3,185

Assets held for sale	$21,927	$146,176

Mortgage notes and other secured borrowings	—	80,428
Intangible lease liabilities, net	—	3,136
Other liabilities	1,880	3,104

Liabilities related to assets held for sale	$1,880	$86,668

Real Property Impairment

During the year ended December 31, 2014, we recorded a $9.5 million impairment related to one of our wholly-owned retail properties in the Pittsburgh, PA market. This property serves as collateral for a cross-collateralized senior mortgage note that is also secured by two other retail properties. During the year ended December 31, 2014, we began to consider possible disposition opportunities for this retail property. Such disposition opportunities caused us to significantly reduce our estimated holding period for this property. As a result of our review and based on our estimate of future cash flow and fair value of the retail property, we recognized the impairment charge to adjust the carrying value to our estimate of fair value as of December 31, 2014.

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

During the year ended December 31, 2012, we recorded a $5.7 million impairment related to an industrial property held in a joint venture in which we do not act as the managing partner. This property was included in a portfolio of industrial properties held in the same joint venture that serves as collateral for a cross-collateralized senior mortgage note. During the year ended December 31, 2012 we began to consider possible disposition opportunities for this portfolio of industrial properties. Such disposition opportunities caused us to significantly reduce our estimated holding period for these properties, triggering impairment recognition based on our estimate of future cash flows from the operation and disposition of these properties. We disposed of this property during the year ended December 31, 2013, and accordingly, the impairment charge is included within discontinued operations.

Future Minimum Rentals

Future minimum rentals to be received under non-cancelable operating and ground leases in effect as of December 31, 2014, are as follows (amounts in thousands):

For the Year Ended December 31,	Future Minimum Rentals
2015	$191,230
2016	186,111
2017	143,274
2018	117,735
2019	102,055
Thereafter	247,204

Total	$987,609

The table above does not reflect future rental revenues from the potential renewal or replacement of existing and future leases and excludes property operating expense reimbursements and assumes no early termination of leases.

Concentration of Credit Risk

Concentration of credit risk with respect to accounts receivable currently exists due to a number of tenants whose rental payments to us make up a relatively high percentage of our rental revenue. The following is a summary, as of December 31, 2014, of the top five tenants as a percentage of consolidated annual base rent and square feet (dollar amounts and square feet in thousands):

Tenant	Locations	Industry	Annualized Rental Revenue (1)	% of Total Annualized Rental Revenue	Square Feet	% of Total Portfolio Square Feet
Charles Schwab & Co, Inc	1	Securities, Commodities, Fin. Inv./Rel. Activities	$22,992	11.7%	594	5.3%
Sybase	1	Publishing Information (except Internet)	17,971	9.1%	405	3.6%
Northrop Grumman	2	Professional, Scientific and Technical Services	17,928	9.1%	699	6.3%
Stop & Shop	16	Food and Beverage Stores	14,885	7.5%	933	8.4%
Nokia Siemens Networks US LLC	1	Telecommunications	5,143	2.6%	294	2.6%

Total	21		$78,919	40.0%	2,925	26.2%

(1)	Annualized base rent represents the annualized monthly base rent of executed leases as of December 31, 2014.

Rental revenue from our lease with Charles Schwab & Co., Inc., as master tenant of one of our office properties, represented approximately $25.9 million, or 11.2%, of our total revenue from continuing operations for the year ended December 31, 2014. Our properties in California, New Jersey, Massachusetts, and Texas accounted for approximately 19%, 16%, 16%, and 11%, respectively, of our total gross investment in real property portfolio as of December 31, 2014. A deterioration of general economic or other relevant conditions, changes in governmental laws and regulations, acts of nature, demographics or other factors in any of those states or the geographical region in which they are located could result in the loss of a tenant, a decrease in the demand for our properties and a decrease in our revenues from those markets, which in turn may have a disproportionate and material adverse effect on our results of operations and financial condition.

4. DEBT RELATED INVESTMENTS

As of December 31, 2014 and 2013, we had invested in 11 and 14 debt related investments, respectively. The weighted average maturity of our debt related investments as of December 31, 2014 was 2.0 years, based on our recorded net investment. The following table describes our debt related income for the years ended December 31, 2014, 2013, and 2012 (dollar amounts in thousands):

	For the Year Ended December 31,			Weighted Average Yield as of
Investment Type	2014	2013	2012	December 31, 2014 (1)
Mortgage notes (2)	$4,521	$8,726	$8,732	5.4%
B-notes	—	51	433	0.0%
Mezzanine debt	2,875	1,672	244	16.7%

Total	$7,396	$10,449	$9,409	7.6%

(1)	Weighted average yield is calculated on an unlevered basis using the amount invested, current interest rates and accretion of premiums or discounts realized upon the initial investment for each investment type as of December 31, 2014. Yields for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of December 31, 2014 for purposes of this table. As of December 31, 2014, we had one debt related investment with a net investment amount of $25.0 million that bears interest at a floating rate indexed to LIBOR. All of our remaining debt related investments bear interest at fixed rates. We have assumed a yield of zero on the one debt related investment for which we have recognized a full allowance for loss as of December 31, 2014.
(2)	We had three and four debt related investments repaid in full during the years ended December 31, 2014 and 2013, respectively. Amounts recorded include early repayment fees received and accelerated amortization of origination fees offset by accelerated amortization of deferred due diligence costs related to certain of these repayments.

The following table describes our debt investment activity for the years ended December 31, 2014 and 2013 (amounts in thousands).

	Year Ended December 31,
	2014	2013
Investment in Debt Related Investments:
Balance at January 1,	$123,935	$187,321
Investments (1)	2,924	12,323
Principal repayments	(31,177)	(75,702)
Amortization of deferred fees, costs, and discounts/premiums	(731)	(7)

Balance at December 31,	$94,951	$123,935

(1)	Investments include approximately $2.9 million and $1.5 million of accrued interest that was capitalized into the principal balance of our mezzanine debt investment during the years ended December 31, 2014 and 2013, respectively.

Debt Related Investment and Repayment Activity

As of December 31, 2014, two of our 11 debt related investments require interest only payments. 10 of the 11 debt related investments were not subject to any delinquent principal or interest payments. Two of our debt related investments (those structured as mezzanine debt or B-notes) are subordinate to more senior positions with respect to the underlying collateral. The following table summarizes our debt related investments as of December 31, 2014 (dollar amounts in thousands).

Description	Region	Interest Rate Fixed or Variable	Interest Rate as of December 31, 2014 (1)	Maturity Date (2)	Face Amount of Debt (3)	Amount of Debt Related Investments
Mortgage note	West North Central	Fixed	7.8%	4/1/2015	$8,553	$8,617
Mortgage note	Southeast	Fixed	6.3%	2/1/2018	9,046	9,316
Mortgage note	East North Central	Fixed	6.1%	4/1/2018	7,648	7,349
Mortgage note	Northeast	Fixed	6.2%	11/1/2017	3,770	3,814
Mortgage note	Mountain	Fixed	6.2%	9/1/2016	2,871	2,899
Mortgage note	Southeast	Fixed	7.0%	3/1/2019	8,957	9,087
Mortgage note	West North Central	Fixed	6.0%	7/1/2018	6,803	6,769
Mortgage note	Mountain	Fixed	5.2%	3/1/2021	3,323	3,305
Mortgage note	Northeast	Variable	5.2%	6/7/2015	25,000	25,062
B-note (4)	Pacific	Fixed	0.0%	1/1/2011	3,000	—
Mezzanine debt	Mid-Atlantic	Fixed	17.0%	7/1/2016	18,589	18,733

Total/weighted average			8.0%		$97,560	$94,951

(1)	Rates for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of December 31, 2014 for purposes of this table.
(2)	Reflects the initial maturity of the investment or any exercised options to extend and does not consider any future options to extend that are at the discretion of the borrower.
(3)	Reflects the principal amount of the debt investment outstanding, which is net of principal repayments.
(4)	We have recorded a provision for loan loss of $3.0 million related to this B-note investment as of December 31, 2014, and we have assumed a yield of 0%.

Repayments

During the year ended December 31, 2014, we received full repayment of three debt investments, all of which were structured as mortgage notes. We received cash proceeds from the repayments of approximately $22.6 million, which comprised principal repayment of $29.7 million, partially offset by the repayment of borrowings secured by the debt related investments of approximately $7.1 million.

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

Restructure of B-note

In January 2013, the borrower of one of our B-note investments repaid the outstanding principal of the loan, all interest owed to us, and a return of collateral we had posted during 2011 to maintain our controlling interest holder position on the final property sale in the portfolio. This B-note investment had been scheduled to mature in August of 2011. During the year ended December 31, 2011, we restructured the terms of that investment, which resulted in (i) an extension of the scheduled maturity to October 2012, and (ii) a change in the payment schedule that included monthly principal amortization which equals the difference between actual LIBOR and a

4% LIBOR floor on the outstanding balance. This restructuring qualified as a troubled debt restructuring, and therefore, this B-note investment is considered an impaired investment, as further discussed below. We recorded interest revenue on this debt investment at LIBOR + 3.25%.

Impairment

We review each of our debt related investments individually on a quarterly basis, and more frequently when such an evaluation is warranted, to determine if impairment exists. Accordingly, we do not group our debt related investments into classes by credit quality indicator. A debt related investment is impaired when, based on current information and events (including economic, industry and geographical factors), it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the agreement. When an investment is deemed impaired, the impairment is measured based on the expected future cash flows discounted at the investment’s effective interest rate. As a practical expedient, we may measure impairment based on the fair value of the collateral of an impaired collateral-dependent debt related investment. Regardless of the measurement method, we measure impairment based on the fair value of the collateral when it is determined that foreclosure is probable. We had recorded an allowance for loan loss of $3.0 million as of December 31, 2014 and December 31, 2013. We did not record any provision for loan loss during the years ended December 31, 2014, 2013 and 2012. However, during the year ended December 31, 2013, we wrote off the allowance for loss on debt related investments of approximately $15.0 million related to one B-note debt investment loan restructuring. During the year ended December 31, 2013, we wrote off the allowance for loss on debt related investments of approximately $20.0 million related to a mezzanine debt investment that we foreclosed upon. See Note 3 for additional discussion of this foreclosure.

We had one B-note debt related investment on non-accrual status as of both December 31, 2014 and December 31, 2013. We have recorded a complete allowance for loan loss related to debt related investment on non-accrual status. When a debt investment is on non-accrual status, we record income on the investment using the cash basis of accounting. The amount of income recorded on the cash basis of accounting was not significant during the years ended December 31, 2014, 2013, or 2012. All of our debt related investments that were past due 90 days or more were on non-accrual status as of December 31, 2014 and 2013.

As of both December 31, 2014 and December 31, 2013, we had one impaired debt related investment with an unpaid principal balance of approximately $3.0 million. The following table describes our recorded investment in debt related investments before allowance for loan loss, and the related allowance for loan loss (amounts in thousands):

	Debt Investments Individually Evaluated for Impairment as of December 31,
	2014	2013
Debt investments	$97,951	$126,935
Less: Allowance for loan losses	(3,000)	(3,000)

Total	$94,951	$123,935

Our impaired debt related investment is a subordinate debt. As of both December 31, 2014 and December 31, 2013, we had a gross recorded investment in impaired debt related investments of $3.0 million, with a related allowance for loan loss of $3.0 million. As of December 31, 2014 and December 31, 2013, we did not have any impaired loans for which we have not recorded an allowance for loan loss.

We did not record any interest income related to our impaired debt related investments during the year ended December 31, 2014. During the year ended December 31, 2013, we recorded interest income of approximately $51,000 from our impaired debt related investments, which had an average recorded investment amount of approximately $6.1 million over that period. During the year ended December 31, 2012, we recorded interest income of approximately $433,000 from our impaired debt related investments, which had an average recorded investment amount of approximately $12.9 million over that period.

5. DEBT OBLIGATIONS

The following table describes our borrowings as of December 31, 2014 and 2013 (dollar amounts in thousands):

	Weighted Average Stated Interest Rate as of December 31,		Outstanding Balance as of December 31, (1)		Gross Investment Amount Securing Borrowings as of December 31, (2)
	2014	2013	2014	2013	2014	2013
Fixed-rate mortgages	5.8%	5.8%	$807,994	$969,622	$1,625,637	$1,898,946
Floating-rate mortgages (3)	3.2%	3.9%	8,250	8,580	16,118	15,571

Total mortgage notes	5.8%	5.8%	816,244	978,202	1,641,755	1,914,517
Repurchase facilities (4)	2.8%	2.8%	37,023	45,270	51,156	65,726

Total secured borrowings	5.6%	5.6%	853,267	1,023,472	1,692,911	1,980,243

Line of credit (5)	2.6%	1.9%	75,000	30,000	N/A	N/A
Term loan (6)	2.7%	2.2%	270,000	270,000	N/A	N/A

Total unsecured borrowings	2.7%	2.2%	345,000	300,000	N/A	N/A

Total borrowings	4.8%	4.9%	$1,198,267	$1,323,472	$1,692,911	$1,980,243

(1)	Amounts presented are net of (i) unamortized premiums (discounts) to the face value of our outstanding fixed-rate mortgages of $2.0 million and $2.7 million as of December 31, 2014 and 2013, respectively, and (ii) GAAP principal amortization related to troubled debt restructurings of $2.3 million and $1.5 million as of December 31, 2014 and 2013, respectively.
(2)	“Gross Investment Amount” as used here and throughout this document represents the allocated gross basis of real property and debt related investments, after certain adjustments. Gross Investment Amount for real property (i) includes the effect of intangible lease liabilities, (ii) excludes accumulated depreciation and amortization, and (iii) includes the impact of impairments. Amounts reported for debt related investments represent our net accounting basis of the debt investments, which includes (i) unpaid principal balances, (ii) unamortized discounts, premiums, and deferred charges, and (iii) allowances for loan loss.
(3)	As of December 31, 2014, our floating-rate mortgage note was subject to an interest rate spread of 3.00% over one-month LIBOR. As of December 31, 2013, our floating-rate mortgage notes were subject to an interest rate of 3.75% over one-month LIBOR.
(4)	As of December 31, 2014 and 2013, borrowings under our repurchase facility were subject to interest at a floating rate of 2.25% over one-month LIBOR. However, as of both December 31, 2014 and 2013, we had effectively fixed the interest rate of the borrowings using an interest rate swap, resulting in a fixed interest rate of 2.84% for the term of the borrowings (provided that our borrowing balance does not exceed our derivative instrument notional during that term).
(5)	As of December 31, 2014 and 2013, borrowings under our line of credit were subject to interest at a floating rate of 1.75% over one-month LIBOR. However, as of December 31, 2014, we had effectively fixed the interest rate of approximately $30.0 million of the total of $75.0 million in borrowings using interest rate swaps at 3.60%, resulting in a weighted average interest rate on the total line of credit of 2.56%.
(6)	As of December 31, 2014 and 2013, borrowings under our term loan were subject to interest at a floating rate of 1.70% over one-month LIBOR. However, as of December 31, 2014, we had effectively fixed the interest rate using interest rate swaps at 2.69%. As of December 31, 2013, we had effectively fixed the interest rate for $200.0 million of the total of $270.0 million in borrowings using interest rate swaps at 2.34%, resulting in a weighted average interest rate on the total term loan of 2.21%.

As of December 31, 2014, nine mortgage notes were interest-only and 17 mortgage notes were fully amortizing with outstanding principal balances of approximately $273.8 million and $542.8 million, respectively. None of our mortgage notes are recourse to us.

As of December 31, 2014, we had outstanding borrowings of $270.0 million and $75.0 million, respectively, under our term loan and revolving credit facility components of our senior unsecured term loan and revolving line of credit then in effect (the “Old Facility”). As of December 31, 2014, the unused portion of the revolving credit facility component of the Old Facility was approximately $272.8 million, of which approximately $189.4 million was available. As of December 31, 2013, we had outstanding borrowings of $270.0 million and $30.0 million under the term loan and revolving credit facility components of the Old Facility, respectively, and $86.1 million was available for us to borrow under the revolving credit facility component of the Old Facility. See Note 17 for more information regarding the terms of the Old Facility and the recast of our credit facility in January 2015.

Repayments of Mortgage Notes and Other Secured Borrowings

During the year ended December 31, 2014, we repaid one mortgage note borrowing of approximately $38.7 million before its scheduled maturity. The note was secured by an office property in the Washington, DC market. The note was originally scheduled to mature during 2014. Additionally, during the year ended December 31, 2014, we repaid a portion of our repurchase facility before contractual maturity. Related to these repayments, we recognized a loss on financing commitments and early repayment of debt of approximately $63,000 during the year ended December 31, 2014.

During the year ended December 31, 2014, as discussed in Note 3, we sold a portfolio of 12 properties, 11 of which were subject to mortgage notes at disposition. In total, the buyer of this portfolio assumed mortgage note balances of approximately $80.4 million. Related to this disposition, we recognized a loss on financing commitments and early repayment of debt during the year ended December 31, 2013, of approximately $1.8 million upon the discontinuation of hedge accounting and the reclassification of accumulated other comprehensive loss on cash flow hedges relating to these mortgages.

As discussed in Note 3, during the year ended December 31, 2014, Lundy, an industrial property, was transferred to the lender through a foreclosure sale which extinguished amounts due, including related principal of $13.6 million.

Additionally, during the year ended December 31, 2014, we sold an office property, which was subject to a mortgage note at disposition. The buyer of the property assumed a mortgage note balance of approximately $13.7 million from us.

Debt Maturities

The following table reflects our contractual debt maturities as of December 31, 2014, specifically our obligations under secured borrowings and unsecured borrowings (dollar amounts in thousands):

	As of December 31, 2014
	Mortgage Notes and Other Secured Borrowings		Unsecured Borrowings		Total
Year Ending December 31,	Number of Borrowings Maturing	Outstanding Balance	Number of Borrowings Maturing	Outstanding Balance (1)	Outstanding Balance (2)
2015	5	$135,113	—	$—	$135,113
2016	12	329,728	1	75,000	404,728
2017	6	209,721	—	—	209,721
2018	—	4,999	1	270,000	274,999
2019	—	5,292	—	—	5,292
2020	1	157,944	—	—	157,944
2021	—	1,707	—	—	1,707
2022	1	1,663	—	—	1,663
2023	—	978	—	—	978
2024	—	1,034	—	—	1,034
Thereafter	2	5,397	—	—	5,397

Total	27	$853,576	2	$345,000	$1,198,576

(1)	Unsecured borrowings presented include (i) borrowings under the revolving credit facility component of the Old Facility of $75.0 million, which were scheduled to mature in 2016, subject to two one-year extension options, and (ii) borrowings under the term loan component of the Old Facility of $270.0 million, which were scheduled to mature in 2018. As described in Note 17, the Old Facility has been recast into the Amended Facility (as defined in Note 17).
(2)	Outstanding balance represents expected cash outflows for contractual amortization and scheduled balloon payment maturities and does not include the mark-to-market adjustment on assumed debt of $2.0 million as of December 31, 2014, partially offset by the GAAP principal amortization of our restructured mortgage note of approximately $2.3 million that does not reduce the contractual amount due of the related mortgage note as of December 31, 2014.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges under ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”) is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the next 12 months, we estimate that approximately $1.8 million will be reclassified as an increase to interest expense related to effective forward started interest rate swaps where the hedging instrument has been terminated, and we estimate that approximately $2.4 million will be reclassified as an increase to interest expense related to active effective hedges of floating-rate debt issuances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The table below presents a reconciliation of the beginning and ending balances, between December 31, 2013 and December 31, 2014, of our accumulated other comprehensive loss (“OCI”), net of amounts attributable to noncontrolling interests related to the effective portion of our cash flow hedges as presented on our financial statements, as well as amounts related to our available-for-sale securities (amounts in thousands):

	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-For- Sale Securities	Accumulated Other Comprehensive Income
Beginning balance as of December 31, 2013:	$(9,876)	$(918)	$(10,794)
Other comprehensive income:
Amortization of OCI into interest expense (net of tax benefit of $0)	3,091	—	3,091
Change in fair value recognized in OCI (net of tax benefit of $0)	(2,370)	(211)	(2,581)

Net current-period other comprehensive income:	721	(211)	510
Attribution of and other adjustments to OCI attributable to noncontrolling interests	86	78	164

Ending balance as of December 31, 2014	$(9,069)	$(1,051)	$(10,120)

Fair Values of Derivative Instruments

The table below presents the gross fair value of our derivative financial instruments as well as their classification on our accompanying balance sheet as of December 31, 2014 and 2013 (amounts in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of December 31, 2014 Fair Value	As of December 31, 2013 Fair Value	Balance Sheet Location	As of December 31, 2014 Fair Value	As of December 31, 2013 Fair Value
Derivatives designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets, net (1)	$543	$748	Other liabilities (1)	$(907)	$(43)

Total derivatives designated as hedging instruments under ASC Topic 815		543	748		(907)	(43)
Derivatives not designated as hedging instruments under ASC Topic 815
Interest rate contracts	N/A	—	—	N/A	—	—

Total derivatives not designated as hedging instruments under ASC Topic 815		—	—		—	—

Total derivatives		$543	$748		$(907)	$(43)

(1)	Although our derivative contracts are subject to master netting arrangements which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheet.

The majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with our derivative instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of potential default by us and our counterparties. As of December 31, 2014, we had assessed the significance of the impact of the credit valuation adjustments and had determined that it was not significant to the overall valuation of our derivative instruments. As a result, we have determined that the significant inputs for all of our derivative valuations are classified in Level 2 of the fair value hierarchy.

Designated Hedges

As of December 31, 2014, we had eleven outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $339.2 million. As of December 31, 2013, we had seven outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $255.4 million.

Undesignated Hedges

Derivatives not designated as hedges are not speculative and are used to hedge our exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a loss of approximately $19,000 for the year ended December 31, 2012. As of December 31, 2014 and 2013, we did not have any outstanding derivatives that were not designated as hedges.

Effect of Derivative Instruments on the Statements of Comprehensive Income

The table below presents the effect of our derivative financial instruments on our accompanying financial statements for the years ended December 31, 2014, 2013, and 2012 (amounts in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Derivatives Designated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts	Interest rate contracts
Amount of (loss) gain recognized in OCI (effective portion)	$(2,370)	$352	$(436)
Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Interest expense	Interest expense	Interest expense
Amount of loss reclassified from accumulated OCI into income (effective portion)	$(3,091)	$(2,726)	$(2,648)
Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) on derivatives	Loss on financing commitments	Loss on financing commitments, Discontinued operations
Amount of loss recognized in income due to missed forecast (ineffective portion and amount excluded from effectiveness testing)	$(1)	$(1,897)	$(1,751)
Derivatives Not Designated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts	Interest rate contracts
Location of gain or (loss) recognized in income	Interest and other income	Interest and other income	Interest and other income
Amount of loss recognized in income	$—	$—	$(19)

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

The table below presents certain of our assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, aggregated by the level in the fair value hierarchy within which those measurements fall as defined above (amounts in thousands). There were no changes between fair value hierarchy levels during the years ended December 31, 2014 and 2013.

	Level 1	Level 2	Level 3	Total
As of December 31, 2014:
Assets
Real estate securities	$—	$—	$200	$200
Derivative instruments	—	543	—	543

Total assets	$—	$543	$200	$743

Liabilities
Derivative instruments	$—	$(907)	$—	$(907)

Total liabilities	$—	$(907)	$—	$(907)

As of December 31, 2013:
Assets
Real estate securities	$—	$—	$461	$461
Derivative instruments	—	748	—	748

Total assets	$—	$748	$461	$1,209

Liabilities
Derivative instruments	$—	$(43)	$—	$(43)

Total liabilities	$—	$(43)	$—	$(43)

We review our fair value hierarchy classifications on a quarterly basis. Transfers into or out of Level 3 are made if the significant inputs used in measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current market environment. When assets and liabilities are transferred between levels, we recognize the transfer at the beginning of the period. The table below presents a reconciliation of the beginning and ending balances of certain of our assets and liabilities having fair value measurements based on significant unobservable inputs (Level 3), and our derivative instruments, between December 31, 2013 and December 31, 2014 (amounts in thousands).

	Real Estate Securities	Derivative Instruments
Beginning balance as of December 31, 2013	$461	$705
Total net gains (losses) included in:
Net income (other income and expense)	(50)	(1)
Other comprehensive income	(211)	(2,370)

Total change in fair value	(261)	(2,371)
Settlements	—	1,302
Transfers in and/or out of Level 3	—	—

Ending balance as of December 31, 2014	$200	$(364)

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

The majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with our derivative instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of potential default by us and our counterparties. As of December 31, 2014, we had assessed the significance of the impact of the credit valuation adjustments and had determined that it was not significant to the overall valuation of our derivative instruments. As a result, we have determined that all of our derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.

Nonrecurring Fair Value Measurements

During the year ended December 31, 2014, we recognized an impairment loss of $9.5 million related to a wholly-owned retail property in the accompanying statements of operations. The impairment was based on a reduction of our estimated holding period for this property, triggering impairment recognition with the related fair value measurement based on our estimate of future cash flows from the operation and disposition of this property. We consider the Level 3 inputs used in determining the fair value of this real property investment to be significant. As such, this investment falls under the Level 3 category of the fair value hierarchy. The fair value used in determining impairment for this property was $12.5 million as of December 31, 2014. The key assumption used in determining the fair value of this property is our expectation of the sales price of the property less selling costs. Our expectation of the sales price was developed based on the valuation provided by a third-party broker quote.

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

We use the framework established in ASC Topic 820 to measure the fair value of our financial instruments as disclosed in the table below. The fair values estimated below are indicative of certain interest rate and other assumptions as of December 31, 2014 and 2013, and may not take into consideration the effects of subsequent interest rate or other assumption fluctuations, or changes in the values of underlying collateral. The fair values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate their carrying values because of the short-term nature of these instruments.

The carrying amounts and estimated fair values of our other financial instruments, including instruments classified as held for sale, as of December 31, 2014 and 2013 were as follows (amounts in thousands):

	As of December 31, 2014		As of December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Investments in real estate securities	$200	$200	$461	$461
Fixed-rate debt related investments, net	69,889	71,770	98,724	101,012
Floating-rate debt related investments, net	25,062	25,157	25,211	24,504
Derivative instruments	543	543	748	748
Liabilities:
Fixed-rate mortgage notes carried at amortized cost	$807,994	$848,045	$969,622	$1,010,085
Floating-rate mortgage notes	8,250	8,249	8,580	8,582
Floating-rate other secured borrowings	37,023	37,023	45,270	45,270
Floating-rate unsecured borrowings	345,000	347,235	3,000,000	301,690
Derivative liabilities	907	907	43	43

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

9. NONCONTROLLING INTERESTS

Our noncontrolling interests consist of two components: (i) OP Units held by third parties and (ii) joint venture partnership interests held by our partners. The following table summarizes changes to noncontrolling interest balances between December 31, 2013 and December 31, 2014 in terms of cumulative contributions, distributions and cumulative allocations of net income (loss) and redemptions and buyouts of the interests (amounts in thousands).

	OP Units:	Joint Venture Partner Interests:	Noncontrolling Interests
Beginning balance as of December 31, 2013:	$86,408	$5,498	$91,906
Comprehensive Income and Loss
Net income	2,148	2,654	4,802
Net unrealized change from available-for-sale securities	(15)	—	(15)
Unrealized change from cash flow hedging derivatives	50	—	50
Contributions, Distributions and Redemptions
Contributions from noncontrolling interest holders	—	104	104
Distributions to noncontrolling interest holders	(4,452)	(4,938)	(9,390)
Redemption and buyout of noncontrolling interests, net	(7,059)	(735)	(7,794)

Ending balance as of December 31, 2014	$77,080	$2,583	$79,663

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

We are the sole general partner of our Operating Partnership and currently own, in our capacity as the general partner, 200 OP Units for which we contributed $2,000. Subsequent to that initial investment, we have contributed 100% of the proceeds received from our offerings of common stock to our Operating Partnership in exchange for OP Units representing our interest as a limited partner of the Operating Partnership. As of December 31, 2014 and 2013, we owned approximately 93.6% and 93.0% of the outstanding limited partnership interests in our Operating Partnership, respectively, and the remaining limited partnership interests in our Operating Partnership were owned by third-party investors.

Our Operating Partnership has classes of OP Units that correspond to our four classes of common stock: Class E OP Units, Class A OP Units, Class W OP Units and Class I OP Units. Through December 31, 2014, the OP Units held by third parties other than us have all been Class E OP Units. After a period of one year from the date of issuance, holders of Class E OP Units (other than us) may request the Operating Partnership to redeem their Class E OP Units. We have the option of redeeming the Class E OP Units with cash for an amount based on our NAV per share as of the effective date of the redemption, shares of our common stock on a one-for-one basis, or with a combination of cash and Class E shares of common stock. We did not issue any Class E shares pursuant to this option during 2014 or 2013. During the years ended December 31, 2014 and 2013, we redeemed approximately 1.1 million and 904,000 Class E OP Units for approximately $7.9 million and $6.2 million in cash, respectively.

As of December 31, 2014 and 2013, our Operating Partnership had issued and outstanding approximately 12.1 million and 13.3 million Class E OP Units, respectively, to third-party investors in connection with its private placement offerings. Such units had a maximum approximate redemption value of $87.0 million and $92.0 million, as of December 31, 2014 and December 31, 2013, respectively, based on our December 31, 2014 and December 31, 2013 NAV per share, respectively, (unaudited).

Joint Venture Partner Interests

Certain of our joint ventures are consolidated by us in the accompanying financial statements. Our joint venture partners’ interests in our consolidated partnerships are not redeemable. As a result, we classify our joint venture partners’ interests as noncontrolling interests. During the year ended December 31, 2014, we sold 12 industrial properties held by two of our joint ventures. As a result, we no longer have any interests in these joint ventures. During the year ended December 31, 2013, we purchased one of our joint venture partners’ interests in two office properties and two industrial properties for approximately $4.4 million, which resulted in a net decrease in noncontrolling interests of $1.6 million.

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

On July 12, 2012, the Commission declared effective our Registration Statement on Form S-11 which applies to the offer and sale of shares of Class A, Class W, and Class I common stock to the public through a primary offering and a restated distribution reinvestment plan with NAV-based pricing. The following table describes the changes in each class of common shares during each of the years ended December 31, 2014, 2013, and 2012 (shares and dollar amounts in thousands).

	Class E Common Stock		Class A Common Stock		Class W Common Stock		Class I Common Stock		Common Stock Total
	Shares	Amount (1)	Shares	Amount (1)	Shares	Amount (1)	Shares	Amount (1)	Shares	Amount (1)
Balances, December 31, 2011	182,331	$1,802,965	—	$—	—	$—	—	$—	182,331	$1,802,965
Common stock:
Issuance of common stock:
Shares Sold	65	317	12	83	12	83	12	83	101	566
Distribution Reinvestment Plan	4,610	34,449	—	—	—	—	—	—	4,610	34,449
Conversion of OP Units to common stock	269	2,273	—	—	—	—	—	—	269	2,273
Redemptions of common stock	(9,183)	(64,808)	—	—	—	—	—	—	(9,183)	(64,808)

Balances, December 31, 2012	178,092	$1,775,196	12	$83	12	$83	12	$83	178,128	$1,775,445

Issuance of common stock:
Shares Sold	—	—	205	1,451	197	1,354	4,301	29,333	4,703	32,138
Distribution Reinvestment Plan	3,143	21,352	—	—	—	—	18	121	3,161	21,473
Redemptions of common stock	(9,981)	(68,402)	—	—	—	—	(4)	(30)	(9,985)	(68,432)

Balances, December 31, 2013	171,254	$1,728,146	217	$1,534	209	$1,437	4,327	$29,507	176,007	$1,760,624

Issuance of common stock:
Shares Sold	—	—	955	6,879	900	6,310	9,090	63,705	10,945	76,894
Distribution Reinvestment Plan	2,830	19,785	15	105	10	74	123	867	2,978	20,831
Stock-based compensation	—	—	—	—	—	—	136	807	136	807
Redemptions of common stock	(11,016)	(77,523)	—	—	(2)	(13)	(648)	(4,566)	(11,666)	(82,102)

Balances, December 31, 2014	163,068	$1,670,408	1,187	$8,518	1,117	$7,808	13,028	$90,320	178,400	$1,777,054

(1)	Dollar amounts presented in this table represent the gross amount of proceeds from the sale of common shares, or the amount paid to stockholders to redeem common shares, and do not include other costs and expenses accounted for within additional paid-in capital, such as selling commissions, dealer manager and distribution fees, offering and organizational costs, and other costs associated with our distribution reinvestment plans and share redemption programs.

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

During the years ended December 31, 2014 and 2013, we redeemed approximately 11.0 million and 10.0 million Class E shares, respectively, pursuant to our Class E SRP for approximately $77.5 million and $68.4 million, respectively. During the years ended December 31, 2014 and 2013, our board of directors authorized an additional $34.6 million and $32.8 million, respectively, in addition to the amounts calculated in accordance with our Class E SRP, related to these redemptions.

During the year ended December 31, 2014, we redeemed approximately 650,000 Class I shares and Class W shares pursuant to our Class AWI SRP for a total of approximately $4.6 million. During the year ended December 31, 2013, we redeemed approximately 4,000 Class I shares pursuant to our Class AWI SRP for approximately $30,000.

Distributions

We accrue distributions on a daily basis and pay distributions on a quarterly basis. Historically, each quarter, our board of directors has authorized the following quarter’s daily distribution accrual. We calculate individual payments of distributions to each stockholder or OP Unit holder based upon daily record dates during each quarter, so that investors are eligible to earn distributions immediately upon purchasing shares of our common stock or upon purchasing OP Units. The following table describes our total distributions declared on our common stock for the year ended December 31, 2014, 2013 and 2012, and the portion of each distribution that was paid in cash and reinvested in shares (dollar amounts in thousands).

	For the Year Ended December 31,
	2014	% of Total Distributions	2013	% of Total Distributions	2012	% of Total Distributions
Distributions:
Paid in cash	$41,381	66.5%	$41,123	66.0%	$53,311	63.3%
Reinvested in shares	20,855	33.5%	21,207	34.0%	30,948	36.7%

Total distributions	$62,236	100.0%	$62,330	100.0%	$84,259	100.0%

The following table sets forth the distributions that have been paid and/or authorized as of December 31, 2014, subject to class-specific adjustments.

	Amount Declared per Share/Unit (1)
Quarter	Class E Shares	Class A Shares	Class W Shares	Class I Shares	Weighted Average	Payment Date
2013
1st Quarter 2013	$0.0875	$0.0692	$0.0775	$0.0858	$0.0875	April 16, 2013
2nd Quarter 2013	$0.0875	$0.0689	$0.0774	$0.0858	$0.0875	July 16, 2013
3rd Quarter 2013	$0.0875	$0.0685	$0.0771	$0.0858	$0.0875	October 16, 2013
4th Quarter 2013	$0.0875	$0.0684	$0.0771	$0.0858	$0.0874	January 16, 2014

2014
1st Quarter 2014	$0.0875	$0.0687	$0.0772	$0.0858	$0.0874	April 16, 2014
2nd Quarter 2014	$0.0875	$0.0684	$0.0771	$0.0858	$0.0873	July 16, 2014
3rd Quarter 2014	$0.0875	$0.0680	$0.0769	$0.0857	$0.0872	October 16, 2014
4th Quarter 2014	$0.0875	$0.0677	$0.0767	$0.0857	$0.0872	January 16, 2015

2015
1st Quarter 2015 (2)	$0.0900	$0.0900	$0.0900	$0.0900	$0.0900	April 16, 2015 (3)

(1)	Assumes ownership of share or unit for the entire quarter.
(2)	The distribution amount herein for the first quarter of 2015 does not reflect class-specific adjustments made to our Class A, Class W, and Class I shares, which have not yet been determined.
(3)	Expected payment date.

Distribution Tax Characterization

Our distributions to stockholders are characterized for federal income tax purposes as (i) ordinary income, (ii) non-taxable return of capital, or (iii) long-term capital gain. Distributions that exceed our current and accumulated tax earnings and profits constitute a return of capital for tax purposes and reduce the stockholders’ basis in the common shares. To the extent that distributions exceed both current and accumulated earnings and profits and the stockholders’ basis in the common shares, they will generally be treated as a gain or loss upon the sale or exchange of our stockholders’ common shares. We elected to classify our fourth quarter 2013 distribution as a 2014 distribution as part of our overall tax and REIT compliance strategy, resulting in a lower amount of reported distributions than were declared for the period. This election increased the percentage of total distributions that are taxable, however, it did not increase the actual dollar amount that is taxed. For 2014, we notified stockholders of the taxability of distributions paid during the preceding year on an annual basis. The following table summarizes the information reported to investors regarding the taxability of distributions on common shares for the years ended December 31, 2014, 2013 and 2012.

	For the Year Ended December 31,
	2014		2013		2012
Per Common Share	Per Share Amount	Percentage	Per Share Amount	Percentage	Per Share Amount	Percentage
Ordinary income	$0.22	63.92%	$0.11	40.98%	$0.01	1.49%
Non-taxable return of capital	0.13	36.08%	0.15	59.02%	0.45	98.51%

Total	$0.35	100.00%	$0.26	100.00%	$0.46	100.00%

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

In connection with the Offering, we entered into an Eighth Amended and Restated Advisory Agreement (the “Advisory Agreement”) with our Advisor, effective July 12, 2012, which modified the fees and expense reimbursements payable to our Advisor. The Advisory Agreement may be renewed for an unlimited number of successive one-year terms. The current term of the Advisory Agreement expires on June 30, 2015. Per the Advisory Agreement, in consideration for asset management services performed, we pay our Advisor an advisory fee comprised of two separate components: (1) a fixed amount that accrues daily in an amount equal to 1/365th of 1.15% of the “Aggregate Fund NAV” (defined as the aggregate NAV of our Class E shares, Class A shares, Class W shares and Class I shares, along with the OP Units held by third parties) for each day, and (2) a performance component that is based on the annual non-compounded investment return provided to holders of “Fund Interests” (defined as our Class E shares, Class A shares, Class W shares, Class I shares, and OP Units held by third parties) such that the Advisor will receive 25% of the overall return in excess of 6%; provided that in no event may the performance condition exceed 10% of the overall return for such year, and subject to certain other limitations. Additionally, the Advisor will provide us with a waiver of a portion of its fees generally equal to the amount of the performance component that would have been payable with respect to the Class E shares and the Class E OP Units held by third parties until the NAV of such shares or units exceeds $10.00 per share or unit, the benefit of which will be shared among all holders of Fund Interests. We will also pay our Advisor a development management fee equal to 4.0% of the cost to develop, construct, or improve real property assets. In addition, we will pay our Advisor a fee of 1% of the sales price of individual real property assets upon disposition of such assets. Further, for a substantial amount of services in connection with the sale of a property, as determined by a majority of our independent directors, we will pay our Advisor up to 50% of the reasonable, customary and competitive commission paid for the sale of a comparable real property, provided that such amount shall not exceed 1% of the contract price of the property sold and, when added to all other real estate commissions paid to unaffiliated parties in connection with the sale, may not exceed the lesser of a competitive real estate commission or 6% of the sales price of the property.

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

Dividend Capital Securities LLC, which we refer to as the “Dealer Manager,” is distributing the shares of our common stock in the Offering on a “best efforts” basis. The Dealer Manager is a related party of the Advisor and is a member of the Financial Industry Regulatory Authority, Inc., or FINRA. The Dealer Manager coordinates our distribution effort and manages our relationships with participating broker-dealers and financial advisors and provides assistance in connection with compliance matters relating to marketing the Offering.

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

Pursuant to an amendment to our Dealer Manager Agreement entered into on May 31, 2013 (“Amendment No. 1”), from time to time we may agree to pay the Dealer Manager a primary dealer fee in the amount of up to 5.0% of the gross proceeds raised from the sale of Class I shares in the primary portion of the Offering, provided that the total gross proceeds raised with respect to which the primary dealer fee will apply may not exceed $300,000,000. Pursuant to this amendment, the Dealer Manager retains 0.5% of such gross proceeds and reallows the remainder of the primary dealer fee to the participating broker-dealers involved in selling such Class I shares based on the portion of the gross proceeds raised from their customers. The primary dealer fee is considered underwriting compensation (as defined in accordance with, and subject to the underwriting compensation limits of, applicable FINRA rules).

During the years ended December 31, 2014 and 2013, we paid primary dealer fees of approximately $2.2 million and $1.4 million, respectively, with respect to approximately $43.9 million and $27.1 million, respectively, of the total gross proceeds raised in the Offering. The maximum primary dealer fee we will pay our Dealer Manager pursuant to the amendment is $15 million, although in the future we may enter into subsequent amendments to the Dealer Manager Agreement to provide for additional primary dealer fee payments.

Restricted Stock Unit Agreement

On April 7, 2014, we entered into the RSU Agreement with our Advisor. Pursuant to the terms of the RSU Agreement, we have granted our Advisor 493,575 RSUs, in return for offsets of future advisory fees and expenses as described further below. Each RSU will, upon vesting, entitle the Advisor to one Class I share of our common stock. The Advisor is expected to redistribute a significant portion of the RSUs and/or shares to senior level employees of the Advisor and its affiliates that provide services to us, although the terms of such redistributions (including the timing, amount and recipients) remain solely in the discretion of the Advisor. The purpose of the RSU Agreement is to further promote an alignment of interests among our stockholders, the Advisor and the personnel of our Advisor and its affiliates, and to promote retention of the personnel of our Advisor and its affiliates.

Vesting and Payment Offset

25% of the RSUs vested on April 15, 2014, and, except as otherwise described below, 25% of the RSUs will vest on each of April 15, 2015, April 15, 2016 and April 14, 2017, respectively (each a “Vesting Date”). On each Vesting Date, an offset amount (each, an “Offset Amount”) is calculated and deducted on a pro rata basis over the next 12 months from the cash payments otherwise due and payable to the Advisor under the Advisory Agreement for any fees or expense reimbursements. Each Offset Amount equals the number of RSUs vesting on such date multiplied by $6.96, which was the net asset value per Class I share publicly disclosed by us (the “Class I NAV”) as of the end of the Effective Date (the “Effective Date Class I NAV”). Each Offset Amount is always calculated based on the Effective Date Class I NAV, even beyond the initial Vesting Date. At the end of each 12-month period following each Vesting Date, if the Offset Amount has not been fully realized by offsets from the cash payments otherwise due and payable to the Advisor under the Advisory Agreement, the Advisor shall promptly pay any shortfall to us.

Termination

The RSU Agreement will automatically terminate upon termination or non-renewal of the Advisory Agreement, by any party for any reason. In addition, upon a change in control of us, then either the Advisor or we may immediately terminate the RSU Agreement. Further, the Advisor may immediately terminate the RSU Agreement if we exercise certain rights under the RSU Agreement to replace the RSUs with another form of compensation.

Upon termination of the RSU Agreement, the Advisor will promptly pay any unused Offset Amounts to us or, at the Advisor’s election, return Class I shares in equal value based on the Class I NAV as of the date of termination of the RSU Agreement. In addition, upon termination of the RSU Agreement, all unvested RSUs will be forfeited except that, unless the RSU Agreement was terminated at the election of the Advisor following a change in control of us or as a result of a premature termination of the Advisory Agreement at our election for cause (as defined in the Advisory Agreement) or upon the bankruptcy of the Advisor, then following such forfeiture of RSUs, the Advisor will have the right to acquire from us the number of Class I shares equal to the number of RSUs forfeited, in return for a purchase price equal to such number of Class I shares multiplied by the Effective Date Class I NAV. The Advisor must notify us of its election to exercise the foregoing acquisition right within 30 days following the termination of the RSU Agreement, and the parties will close the transaction within 60 days following the termination of the RSU Agreement.

Dividend Equivalent Payments

If our board of directors declares and we pay a cash dividend on Class I shares for any period in which the RSUs are unpaid and outstanding (regardless of whether such RSUs are then vested), the Advisor will be entitled to dividend equivalents (“Dividend Equivalents”) with respect to that cash dividend equal to the cash dividends that would have been payable on the same number of Class I shares as the number of RSUs subject to the RSU Agreement had such Class I shares been outstanding during the same portion of such period as the RSUs were unpaid and outstanding. Any such Dividend Equivalents may be paid in cash or Class I shares, at the Advisor’s election.

During the year ended December 31, 2014, we recognized approximately $653,000 as advisory fees expense related to the issuance of approximately 123,000 shares of our Class I common stock. Amounts reported are based on the NAV per share at the end of each month during the RSU Agreement. As of December 31, 2014, the total compensation cost related to nonvested awards not yet recognized was approximately $2.7 million, which we expect to recognize during 2015, 2016, 2017, and 2018.

Summary of Fees and Other Amounts

The following table summarizes fees and other amounts earned by our Advisor and its related parties in connection with services performed for us during the years ended December 31, 2014 and 2013 (amounts in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Acquisition fees	$—	$—	$1,534
Advisory fees (1)	15,919	15,120	17,659
Other reimbursements	8,818	6,234	3,253
Advisory fees related to the disposition of real properties	2,064	2,639	101
Development management fee	181	223	133
Primary dealer fee (2)	2,197	1,358	—
Selling commissions, dealer manager, and distribution fees	336	57	—

Total	$29,515	$25,631	$22,680

(1)	Amounts reported for the year ended December 31, 2014 include approximately $653,000, that we were not obligated to pay in consideration of the issuance of approximately 123,000 shares of our Class I common stock to the Advisor. Such shares were issued on April 15, 2014 upon the settlement of restricted stock units issued to our Advisor on April 7, 2014, and will be recognized as Advisory fees expense over a one year period.
(2)	The Dealer Manager retained approximately $220,000 and $136,000 of the primary dealer fees that we incurred pursuant to Amendment No. 1 during the year ended December 31, 2014 and 2013, respectively.

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

Approximately $35,000, $58,000 and $25,000 were incurred related to services provided by BCG during the years ended December 31, 2014, 2013 and 2012, respectively.

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

During the year ended December 31, 2012, we acquired one debt related investment pursuant to our arrangement with the Debt Advisor with an investment amount of approximately $22.5 million and paid an acquisition fee of approximately $619,000 to our Advisor, which was fully reallowed to FundCore LLC. We did not acquire any investments pursuant to our arrangement with the Debt Advisor during the years ended December 31, 2013 or 2014.

Stock Purchases by Certain Officers and Directors

On March 27, 2013, Jeffrey L. Johnson, our Chief Executive Officer, and John A. Blumberg, one of our directors, each purchased 36,822 shares of our Class I common stock at a price of $6.79 per share in our ongoing public offering.

12. NET INCOME (LOSS) PER COMMON SHARE

Reconciliations of the numerator and denominator used to calculate basic net loss per common share to the numerator and denominator used to calculate diluted net loss per common share for the years ended December 31, 2014, 2013 and 2012 are described in the following table (amounts in thousands, except per share information):

	For the Year Ended December 31,
	2014	2013	2012
Numerator
Income (loss) from continuing operations	$3,990	$(9,084)	$(14,961)
(Income) loss from continuing operations attributable to noncontrolling interests	(340)	558	1,081

Income (loss) from continuing operations attributable to common stockholders	3,650	(8,526)	(13,880)
Dilutive noncontrolling interests share of income (loss) from continuing operations	233	(652)	(1,160)

Numerator for diluted earnings per share – adjusted income (loss) from continuing operations	3,883	(9,178)	(15,040)

Income (loss) from discontinued operations	30,004	65,554	(7,410)
Income from discontinued operations attributable to noncontrolling interests	(4,462)	(4,560)	(971)

Income (loss) from discontinued operations attributable to common stockholders	25,542	60,994	(8,381)
Dilutive noncontrolling interests share of income (loss) from discontinued operations	1,915	4,662	(701)

Numerator for diluted earnings per share – adjusted income (loss) from discontinued operations	$27,457	$65,656	$(9,082)

Denominator
Weighted average shares outstanding-basic	178,273	178,196	181,982
Incremental weighted average shares effect of conversion of OP Units	12,718	13,736	15,262

Weighted average shares outstanding-diluted	190,991	191,932	197,244

INCOME (LOSS) PER COMMON SHARE-BASIC AND DILUTED
Net income (loss) from continuing operations	$0.02	$(0.05)	$(0.08)
Net income (loss) from discontinued operations	0.14	0.34	(0.04)

Net income (loss)	$0.16	$0.29	$(0.12)

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

The following table sets forth revenue and the components of net operating income (“NOI”) of our segments for the years ended December 31, 2014, 2013, and 2012 (amounts in thousands).

	For the Year Ended December 31,
	Revenues			NOI
	2014	2013	2012	2014	2013	2012
Real property (1)
Office	$139,245	$123,838	$122,264	$104,533	$95,618	$95,625
Industrial	23,307	26,108	26,715	20,780	23,893	24,782
Retail	61,649	57,382	57,937	47,891	44,145	45,974
Debt related investments	7,396	10,449	9,409	7,396	10,449	9,409

Total	$231,597	$217,777	$216,325	$180,600	$174,105	$175,790

(1)	Excludes results of operations of real properties categorized as discontinued operations.

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

The following table is a reconciliation of our NOI to our reported net income (loss) attributable to common stockholders for the years ended December 31, 2014, 2013, and 2012 (amounts in thousands).

	For the Year Ended December 31,
	2014	2013	2012
Net operating income	$180,600	$174,105	$175,790
Interest and other income (expense)	1,168	(153)	807
Real estate depreciation and amortization expense	(88,994)	(87,174)	(91,127)
General and administrative expenses	(11,610)	(9,973)	(7,229)
Advisory fees, related party	(15,919)	(15,120)	(17,659)
Acquisition-related expenses	(703)	(337)	(325)
Interest expense	(61,903)	(65,325)	(69,844)
Impairment of real estate property	(9,500)	(2,600)	—
Gain on sale of real property	10,914	—	—
Loss on extinguishment of debt and financing commitments	(63)	(2,507)	(5,374)
Discontinued operations	30,004	65,554	(7,410)
Net (income) loss attributable to noncontrolling interests	(4,802)	(4,002)	110

Net income (loss) attributable to common stockholders	$29,192	$52,468	$(22,261)

The following table reflects our total assets by business segment as of December 31, 2014 and December 31, 2013 (amounts in thousands).

	As of December 31,
	2014	2013
Segment assets:
Net investments in real property
Office	$1,069,584	$1,092,351
Industrial	207,655	229,786
Retail	652,187	602,505
Debt related investments, net	94,951	123,935

Total segment assets, net	2,024,377	2,048,577

Non-segment assets:
Cash and cash equivalents	14,461	24,778
Other non-segment assets (1)	87,368	85,878
Assets held for sale	21,927	146,176

Total assets	$2,148,133	$2,305,409

(1)	Other non-segment assets primarily consist of corporate assets including restricted cash and receivables, including straight-line rent receivable.

14. INCOME TAXES

We operate in a manner intended to qualify for treatment as a REIT for U.S. federal income tax purposes. As a REIT, we generally will not be subject to federal income taxation at the corporate level to the extent we distribute 100% of our REIT taxable income annually, as defined in the Code, to our stockholders and satisfy other requirements. To continue to qualify as a REIT for federal tax purposes, we must distribute at least 90% of our REIT taxable income annually. No material provisions have been made for federal income taxes in the accompanying financial statements. We had a gross deferred tax asset of approximately $4.4 million and $4.4 million as of both December 31, 2014 and 2013, which is offset by a full valuation allowance. The tax years 2010 through 2013 remain open to examination by the major taxing jurisdictions to which we are subject.

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

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2014 and 2013 (amounts in thousands, except per share information). Certain reclassifications have been made to prior period results to conform to the current presentation. Certain totals and subtotals within the following table may not sum due to de minimus rounding adjustments. The following disclosures exclude the results from discontinued operations.

					For the
	For the Quarter Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2014	2014	2014	2014	2014
Rental revenue	$55,060	$55,080	$56,793	$57,268	$224,201
Debt related income	2,013	1,760	1,798	1,825	7,396

Total revenue	57,073	56,840	58,591	59,093	231,597
Total operating expenses	(42,259)	(41,239)	(51,258)	(42,971)	(177,723)
Other income (expenses)	(12,683)	(11,927)	(14,852)	(10,422)	(49,884)

Income (loss) from continuing operations	2,131	3,674	(7,519)	5,700	3,990
Discontinued operations	29,857	142	5	—	30,004
Net income (loss)	31,988	3,816	(7,514)	5,700	33,994
Net (income) loss attributable to noncontrolling interests	(4,550)	(330)	475	(397)	(4,802)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$27,438	$3,486	$(7,039)	$5,303	$29,192

Net loss per basic and diluted common share
Continuing operations	$0.01	$0.02	$(0.04)	$0.03	$0.02
Discontinued operations	$0.14	$0.00	$0.00	$—	$0.14

NET LOSS PER BASIC AND DILUTED COMMON SHARE	$0.15	$0.02	$(0.04)	$0.03	$0.16

					For the
	For the Quarter Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2013	2013	2013	2013	2013
Rental revenue	$50,636	$51,199	$52,113	$53,380	$207,328
Debt related income	2,735	2,615	2,309	2,790	10,449

Total revenue	53,371	53,814	54,422	56,170	217,777
Total operating expenses	(38,199)	(37,512)	(38,180)	(44,985)	(158,876)
Other income (expenses)	(16,923)	(16,599)	(16,314)	(18,149)	(67,985)

Loss from continuing operations	(1,751)	(297)	(72)	(6,964)	(9,084)
Discontinued operations	(4,115)	18,754	45,403	5,512	65,554
Net income (loss)	(5,866)	18,457	45,331	(1,452)	56,470
Net (income) loss attributable to noncontrolling interests	499	(1,329)	(3,257)	85	(4,002)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,367)	$17,128	$42,074	$(1,367)	$52,468

Net loss per basic and diluted common share
Continuing operations	$(0.01)	$(0.00)	$(0.00)	$(0.04)	$(0.05)
Discontinued operations	$(0.02)	$0.10	$0.24	$0.02	$0.34

NET LOSS PER BASIC AND DILUTED COMMON SHARE	$(0.03)	$0.10	$0.24	$(0.02)	$0.29

17. SUBSEQUENT EVENTS

We have evaluated subsequent events for the period from December 31, 2014, the date of these financial statements, through the date these financial statements are issued.

Recast of Credit Facility

On January 13, 2015, we amended and restated our existing $620 million senior unsecured term loan and revolving line of credit (the “Old Facility”) to provide for a $550 million senior unsecured term loan and revolving line of credit (the “Amended Facility”) with a syndicate of 14 lenders led by Bank of America, N.A., as Administrative Agent. The Amended Facility provides the Borrower with the ability from time to time to increase the size of the Amended Facility up to a total of $900 million less the amount of any prepayments under the term loan component of the Amended Facility, subject to receipt of lender commitments and other conditions. Because many members of the lending group participated as lenders in the Old Facility, the credit agreement for the Amended Facility is an amended and restated form of the credit agreement for the Old Facility.

The $550 million Amended Facility consists of a $400 million revolving credit facility (the “Revolving Credit Facility”) and a $150 million term loan (the “Term Loan”). The Revolving Credit Facility contains a sublimit of $50 million for letters of credit and a sublimit of $50 million for swing line loans. The primary interest rate for the Revolving Credit Facility is based on LIBOR, plus a margin ranging from 1.40% to 2.30%, depending on our consolidated leverage ratio. The maturity date of the Revolving Credit Facility is January 31, 2019 and contains one 12-month extension option that the Borrower may exercise upon (i) payment of an extension fee equal to 0.15% of the sum of the amount outstanding under the Revolving Credit Facility and the unused portion of the Revolving Credit Facility at the time of the extension, and (ii) compliance with the other conditions set forth in the credit agreement. The primary interest rate within the Term Loan is based on LIBOR, plus a margin ranging from 1.35% to 2.20%, depending on our consolidated leverage ratio. The maturity date of the Term Loan is January 31, 2018 and contains two 12-month extension options that the Borrower may exercise upon (i) payment of an extension fee equal to 0.125% of the sum of the amount outstanding under the Term Loan at the time of each extension, and (ii) compliance with the other conditions set forth in the credit agreement.

Borrowings under the Amended Facility are available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties. Upon entering into the Amended Facility on January 13, 2015, we borrowed $280 million on the Revolving Credit Facility and $100 million on the Term Loan. We primarily used the proceeds from the Amended Facility to repay $380 million of outstanding borrowings under the Old Facility.

The Old Facility consisted of a $350 million revolving credit facility with a maturity date of January 31, 2016, which contained two 12-month extension options, and a $270 million term loan with a maturity date of January 31, 2018, which contained no extension options. The interest rate on the $380 million outstanding under the Old Facility that was repaid in full upon entering into the Amended Facility was 1.88%.

Term Loan Credit Agreement

On February 27, 2015, we entered into a $200 million seven-year term loan credit agreement (the “Credit Agreement”) with a syndicate of six lenders led by Wells Fargo Bank, National Association as Administrative Agent and Regions Bank as Syndication Agent. The primary interest rate within the Credit Agreement is based on LIBOR, plus a margin ranging from 1.65% to 2.55%, depending on our consolidated leverage ratio. The maturity date of the term loan is February 27, 2022 with no extension options.

Borrowings under the Credit Agreement are available for general business purposes including, but not limited to financing the acquisition of permitted investments, including commercial properties. We did not draw any funds upon the closing of the Credit Agreement. Pursuant to the terms of the Credit Agreement, we may draw up to the maximum $200.0 million on or before August 26, 2015.

Acquisition of Real Property

On January 15, 2015, we acquired an office property in Austin, TX comprising approximately 155,000 net rentable square feet from an unaffiliated third party, for a gross purchase price of approximately $37.3 million. At acquisition, the property was approximately 94% leased to 21 tenants. We acquired the property using existing cash and proceeds from the Revolving Credit Facility.

Disposition of Real Property

On January 16, 2015, we disposed of an office property in Dallas, TX comprising approximately 177,000 net rentable square feet to an unrelated third party. We sold the property, which had a net basis of approximately $20.3 million as of December 31, 2014, for a total sales price of $46.6 million.

Advisor RSU Agreement

On February 25, 2015 (the “Effective Date”), we entered into two additional Restricted Stock Unit Agreements (the “Agreements”) with our Advisor, which have substantially the same terms as our existing Advisor RSU Agreement. Pursuant to the terms of the Agreements, we have granted our Advisor an additional 224,000 restricted stock units (“RSUs”), in return for offsets of future advisory fees and expenses. Each RSU will, upon vesting, entitle the Advisor to one Class I share of our common stock. The Advisor is expected to redistribute a significant portion of the RSUs and/or shares to senior level employees of the Advisor and its affiliates that provide services to us, although the terms of such redistributions (including the timing, amount and recipients) remain solely in the discretion of the Advisor. The purpose of the Agreements is intended to further promote an alignment of interests among our stockholders, the Advisor and the personnel of our Advisor and its affiliates, and is intended to promote retention of the personnel of our Advisor and its affiliates. The total value of the awards issued pursuant to the Agreements was approximately $1.6 million, which we expect to recognize as an offset to advisory fees and expenses otherwise payable to the Advisor during 2015, 2016, 2017, 2018, and 2019.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dividend Capital Diversified Property Fund Inc.:

Under date of March 3, 2015, we reported on the consolidated balance sheets of Dividend Capital Diversified Property Fund Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income and loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule III — Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of the Company’s management. Our responsibility is to express an opinion on Schedule III based on our audits.

In our opinion, Schedule III — Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method for reporting discontinued operations as of January 1, 2014 due to the adoption of FASB Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

/s/ KPMG LLP

Denver, Colorado

March 3, 2015

Dividend Capital Diversified Property Fund Inc.

Schedule III — Real Estate and Accumulated Depreciation

As of December 31, 2014

(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount Carried at December 31, 2014
Property	Market	No. of Buildings	Encumb- rances (1)	Land	Buildings and Improvements (2)	Total Costs	Cost Capitalized or Adjustments Subsequent to Acquisition (4)	Land	Buildings and Improve- ments (2)	Total Costs (3, 4)	Accumulated Depreciation (4)	Acquisition Date	Depreciable Life (years)
Office Properties:
Jay Street	Silicon Valley, CA	3	$23,500	$13,859	$21,974	$35,833	$5,071	$13,859	$27,045	$40,904	$8,246	6/28/06	3-40
Bala Pointe	Philadelphia, PA	1	24,000	10,115	27,516	37,631	4,335	10,115	31,851	41,966	11,294	8/28/06	3-40
40 Boulevard	Chicago, IL	1	8,250	2,611	7,797	10,408	5,710	2,611	13,507	16,118	6,480	1/24/07	1-35
Washington Commons	Chicago, IL	10	21,300	9,019	16,622	25,641	6,245	9,019	22,867	31,886	9,247	2/1/07	2-40
Joyce Blvd	Fayetteville, AR	1	—	2,699	8,996	11,695	—	2,699	8,996	11,695	2,538	9/28/07	10-40
DeGuigne	Silicon Valley, CA	1	7,150	5,841	13,861	19,702	1,238	5,841	15,099	20,940	5,726	11/21/07	5-40
Eden Prairie (ATK)	Minneapolis/St Paul, MN	1	—	3,538	25,865	29,403	101	3,538	25,966	29,504	5,847	10/3/08	15-40
Austin-Mueller Healthcare	Austin, TX	1	18,065	2,663	42,315	44,978	—	2,663	42,315	44,978	9,730	12/23/08	11-40
1300 Connecticut	Washington, DC	1	45,754	25,177	41,250	66,427	2,517	25,177	43,767	68,944	16,589	3/10/09	5-40
Campus Road Office Center	Princeton, NJ	1	33,650	5,302	45,773	51,075	164	5,302	45,937	51,239	9,539	11/3/09	5-40
Preston Sherry Plaza	Dallas, TX	1	22,469	7,500	22,303	29,803	5,100	7,500	27,403	34,903	9,022	12/16/09	3-40
Park Place	Dallas, TX	1	—	4,075	19,625	23,700	6,717	4,075	26,342	30,417	10,163	12/16/09	3-40
Doolittle Drive	Los Angeles, CA	1	10,076	9,700	13,142	22,842	410	9,700	13,552	23,252	8,449	6/25/10	4-40
Sheila Street	Los Angeles, CA	1	8,762	6,150	17,536	23,686	(1)	6,150	17,535	23,685	5,975	6/25/10	10-40
Corporate Center Drive	Los Angeles, CA	1	12,266	6,700	21,303	28,003	2,368	6,700	23,671	30,371	11,712	6/25/10	10-40
Harborside Plaza	Northern New Jersey	1	110,934	16,800	193,742	210,542	1,617	16,800	195,359	212,159	54,215	6/25/10	7-40
Colshire Drive	Washington, DC	1	—	21,100	157,983	179,083	(5)	21,100	157,978	179,078	49,517	6/25/10	7-40
Sylvan Way	Northern New Jersey	1	16,078	5,200	32,439	37,639	(1)	5,200	32,438	37,638	6,164	6/25/10	13-40
Sunset Hills Road	Washington, DC	1	13,756	2,700	31,915	34,615	36	2,700	31,951	34,651	12,793	6/25/10	5-40
Sybase Drive	East Bay, CA	1	—	8,400	136,797	145,197	45	8,400	136,842	145,242	44,310	6/25/10	7-40
1600 SW 80th Street	Miami, FL	1	19,056	12,700	35,483	48,183	61	12,700	35,544	48,244	8,042	6/25/10	12-40
Connection Drive	Dallas, TX	1	23,481	3,110	50,121	53,231	112	3,110	50,233	53,343	11,898	6/25/10	9-40
655 Montgomery	San Francisco, CA	1	57,006	40,327	73,961	114,288	4,409	32,632	86,065	118,697	7,320	11/7/13	1-40
1st Avenue Plaza	Denver, CO	2	—	15,713	65,252	80,965	12	15,714	65,263	80,977	1,567	8/22/14	8-40

Total Office Properties		36	$475,553	$240,999	$1,123,571	$1,364,570	$46,261	$233,305	$1,177,526	$1,410,831	$326,383

				Initial Cost to Company				Gross Amount Carried at December 31, 2014
Property	Market	No. of Buildings	Encumb- rances (1)	Land	Buildings and Improvements (2)	Total Costs	Cost Capitalized or Adjustments Subsequent to Acquisition (4)	Land	Buildings and Improvements (2)	Total Costs (3, 4)	Accumulated Depreciation (4)	Acquisition Date	Depreciable Life (years)
Industrial Properties:
Shiloh Road	Dallas, TX	3	$22,700	$5,162	$30,192	$35,354	$385	$5,165	$30,574	$35,739	$10,316	12/21/06	10-40
6900 Riverport	Louisville, KY	1	1,618	751	4,131	4,882	127	751	4,258	5,009	1,168	9/17/08	10-40
7000 Riverport	Louisville, KY	1	2,550	1,124	6,821	7,945	429	1,124	7,250	8,374	2,265	9/17/08	3-40
7050 Riverport	Louisville, KY	1	1,401	672	3,862	4,534	252	672	4,114	4,786	1,411	9/17/08	5-40
7201 Riverport	Louisville, KY	1	2,592	1,130	6,614	7,744	713	1,130	7,327	8,457	2,058	9/17/08	3-40
East Maple Avenue	Los Angeles, CA	1	16,648	6,400	71,761	78,161	(1)	6,400	71,760	78,160	9,081	6/25/10	16-40
N. Glenville Drive	Dallas, TX	1	3,505	1,580	6,610	8,190	(1)	1,580	6,609	8,189	2,197	6/25/10	6-40
South Columbia	Central Kentucky	1	11,390	730	25,092	25,822	1,231	730	26,323	27,053	10,498	6/25/10	4-40
Columbia Road	Cleveland, OH	1	8,543	2,525	17,337	19,862	3,943	2,525	21,280	23,805	4,422	6/25/10	6-40
200 Corporate Drive	Chicago, IL	1	8,762	925	18,937	19,862	798	925	19,735	20,660	5,337	6/25/10	8-40
Vickery Drive	Houston, TX	1	18,235	3,700	37,639	41,339	(1)	3,700	37,638	41,338	9,660	6/25/10	8-40
East 28th Avenue	Denver, CO	1	2,749	800	5,431	6,231	—	800	5,431	6,231	1,733	6/25/10	8-40

Total Industrial Properties		14	$100,693	$25,499	$234,427	$259,926	$7,875	$25,502	$242,299	$267,801	$60,146

				Initial Cost to Company				Gross Amount Carried at December 31, 2014
Property	Market	No. of Buildings	Encumb- rances (1)	Land	Buildings and Improvements (2)	Total Costs	Cost Capitalized or Adjustments Subsequent to Acquisition (4)	Land	Buildings and Improvements (2)	Total Costs (3, 4)	Accumulated Depreciation (4)	Acquisition Date	Depreciable Life (years)
Retail Properties:
Bandera Road	San Antonio, TX	1	$21,500	$8,221	$23,472	$31,693	$372	$8,221	$23,844	$32,065	$6,613	2/1/07	5-45
Beaver Creek	Raleigh, NC	1	26,200	13,017	31,375	44,392	889	13,017	32,264	45,281	8,441	5/11/07	3-40
Centerton Square	Philadelphia, PA	1	67,800	26,488	76,838	103,326	1,629	26,488	78,467	104,955	21,956	5/11/07	4-57
Mt. Nebo	Pittsburgh, PA	1	16,000	9,371	16,214	25,585	(10,517)	5,731	9,337	15,068	2,473	5/11/07	4-40
CB Square	Jacksonville, FL	1	—	3,768	16,660	20,428	(934)	3,768	15,726	19,494	3,625	6/27/07	7-40
Braintree	Greater Boston	1	—	9,270	31,266	40,536	533	9,270	31,799	41,069	9,054	8/1/07	5-40
Holbrook	Greater Boston	1	—	4,590	14,724	19,314	191	4,590	14,915	19,505	4,876	8/1/07	5-40
Kingston	Greater Boston	1	10,574	8,580	12,494	21,074	931	8,580	13,425	22,005	4,461	8/1/07	5-40
Manomet	Greater Boston	1	—	1,890	6,480	8,370	367	1,890	6,847	8,737	2,119	8/1/07	5-40
Orleans	Greater Boston	1	13,818	8,780	23,683	32,463	272	8,780	23,955	32,735	6,075	8/1/07	4-40
Sandwich	Greater Boston	1	15,825	7,380	25,778	33,158	65	7,380	25,843	33,223	6,324	8/1/07	3-40
Wareham	Greater Boston	1	24,400	13,130	27,030	40,160	1,666	13,130	28,696	41,826	7,818	8/1/07	2-40
Abington	Greater Boston	1	4,735	14,396	594	14,990	—	14,396	594	14,990	574	8/1/07	8-63
Hyannis	Greater Boston	1	4,688	10,405	917	11,322	—	10,405	917	11,322	369	8/1/07	18-68
Rockland 201 Market	Greater Boston	1	—	2,417	86	2,503	—	2,417	86	2,503	86	8/1/07	35
Mansfield	Greater Boston	1	8,368	5,340	16,490	21,830	—	5,340	16,490	21,830	3,752	8/1/07	16-86
Meriden	Greater Boston	1	—	6,560	22,014	28,574	(1)	6,560	22,013	28,573	5,282	8/1/07	13-43
Weymouth	Greater Boston	1	—	5,170	19,396	24,566	(257)	4,913	19,396	24,309	5,388	8/1/07	19-40
Whitman 475 Bedford Street	Greater Boston	1	7,316	3,610	11,682	15,292	—	3,610	11,682	15,292	2,748	8/1/07	16-56
Brockton Eastway Plaza	Greater Boston	1	—	2,530	2,074	4,604	661	2,530	2,735	5,265	1,010	8/1/07	3-40
Cohasset	Greater Boston	1	—	3,920	7,765	11,685	992	3,920	8,757	12,677	2,379	8/1/07	3-40
Hanover	Greater Boston	1	—	1,490	5,084	6,574	410	1,490	5,494	6,984	1,544	8/1/07	5-40
Rockland 360-372 Market	Greater Boston	1	—	1,200	2,437	3,637	—	1,200	2,437	3,637	989	8/1/07	6-40
Brockton Westgate Plaza	Greater Boston	1	—	3,650	6,507	10,157	6	3,650	6,513	10,163	2,212	8/1/07	11-40
Harwich	Greater Boston	1	5,623	5,290	8,814	14,104	—	5,290	8,814	14,104	1,971	10/18/07	21-40
New Bedford	Greater Boston	1	7,918	3,790	11,152	14,942	—	3,790	11,152	14,942	2,388	10/18/07	22-40
Norwell	Greater Boston	1	5,542	5,850	14,547	20,397	—	5,850	14,547	20,397	3,333	10/18/07	15-65
Greater DC Retail	Washington, DC	1	—	19,779	42,515	62,294	222	19,781	42,735	62,516	13,807	4/6/09	5-40
Springdale	Greater Boston	1	—	11,866	723	12,589	5	11,867	727	12,594	253	2/18/11	6-62
Saugus	Greater Boston	1	—	3,783	9,713	13,496	91	3,783	9,804	13,587	3,516	3/17/11	3-40
Durgin Square	Greater Boston	2	—	7,209	21,055	28,264	—	7,209	21,055	28,264	882	5/28/14	8-40
Salt Pond	Greater Boston	2	—	8,759	40,233	48,992	—	8,759	40,233	48,992	399	11/4/14	3-40

Total Retail Properties		34	$240,307	$241,499	$549,812	$791,311	$(2,407)	$237,605	$551,299	$788,904	$136,717

Land held
Inverness land	Denver, CO	—	$—	$5,200	$—	$5,200	$—	$5,200	$190	$5,390	$—	6/25/10	N/A

Total land held		—	$—	$5,200	$—	$5,200	$—	$5,200	$190	$5,390	$—

Grand Total		84	$816,553	$513,197	$1,907,810	$2,421,007	$51,729	$501,612	$1,971,314	$2,472,926	$523,246

(1)	Encumbrances represents mortgage debt principal balances encumbering each property as of December 31, 2014.
(2)	Building and improvements include intangible lease assets.
(3)	As of December 31, 2014, the aggregate cost for federal income tax purposes of investments in real property was approximately $2.1 billion (unaudited).
(4)	Amount is presented net of impairments and other write-offs of tenant-related assets that were recorded at acquisition as part of our purchase price accounting. Such write-offs are the results of lease expirations and terminations.

The following table summarizes activity for real estate and accumulated depreciation for the years ended December 31, 2014, 2013, and 2012. The balance of investments in real estate at the end of the year ended December 31, 2014 includes amounts related to properties classified as held for sale (amounts in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Investments in real estate:
Balance at the beginning of the year	$2,570,480	$2,819,550	$2,724,684
Acquisitions of operating properties	158,221	114,827	128,258
Improvements	12,512	26,680	18,405
Basis of operating properties disposed of	(258,787)	(387,977)	(46,097)
Impairment of real property	(9,500)	(2,600)	(5,700)

Balance at the end of the year	$2,472,926	$2,570,480	$2,819,550

Accumulated depreciation:
Balance at the beginning of the year	$502,847	$482,782	$361,357
Net additions charged to costs and expenses	20,399	20,065	121,425

Balance at the end of the year	$523,246	$502,847	$482,782

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2015.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

By:	/S/ JEFFREY L. JOHNSON
Name:	Jeffrey L. Johnson
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 3, 2015.

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