Form 10-Q
period 2015-03-31
Dividend Capital Diversified Property Fund Inc.
filed 2015-05-12
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☐	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of May 5, 2015, 162,808,305 unclassified shares of common stock (referred to as “Class E” shares), 1,230,324 shares of Class A common stock, 1,171,564 shares of Class W common stock, and 15,748,882 shares of Class I common stock of Dividend Capital Diversified Property Fund Inc., each with a par value $0.01 per share, were outstanding.

Dividend Capital Diversified Property Fund Inc.

Form 10-Q

March  31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and footnoted information)

	As of
	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Investments in real property	$2,125,353	$2,442,509
Accumulated depreciation and amortization	(452,532)	(513,083)

Total net investments in real property (1)	1,672,821	1,929,426
Debt related investments, net	87,901	94,951

Total net investments	1,760,722	2,024,377
Cash and cash equivalents	10,226	14,461
Restricted cash	18,564	27,452
Other assets, net	49,059	59,916
Assets held for sale	11,955	21,927

Total Assets	$1,850,526	$2,148,133

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$45,269	$49,974
Mortgage notes and other secured borrowings (2)	652,127	853,267
Unsecured borrowings	181,000	345,000
Intangible lease liabilities, net	54,840	86,243
Other liabilities	25,306	47,789
Liabilities associated with assets held for sale	266	1,880

Total Liabilities	958,808	1,384,153
Equity:
Stockholders’ equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 178,309,833 and 178,399,679 shares issued and outstanding, as of March 31, 2015 and December 31, 2014, respectively (3)	1,783	1,784
Additional paid-in capital	1,584,780	1,586,444
Distributions in excess of earnings	(786,286)	(893,791)
Accumulated other comprehensive loss	(11,808)	(10,120)

Total stockholders’ equity	788,469	684,317
Noncontrolling interests	103,249	79,663

Total Equity	891,718	763,980

Total Liabilities and Equity	$1,850,526	$2,148,133

(1)	Includes approximately $83.1 million and $82.7 million, after accumulated depreciation and amortization, in consolidated real property variable interest entity investments as of March 31, 2015 and December 31, 2014, respectively.
(2)	Includes approximately $59.1 million and $59.4 million in consolidated mortgage notes in variable interest entity investments as of March 31, 2015 and December 31, 2014, respectively.
(3)	Includes 162,187,678 shares of Class E common stock, 1,218,841 shares of Class A common stock, 1,160,854 shares of Class W common stock, and 13,742,460 shares of Class I common stock issued and outstanding as of March 31, 2015, and 163,067,835 shares of Class E common stock, 1,187,215 shares of Class A common stock, 1,116,698 shares of Class W common stock, and 13,027,931 shares of Class I common stock issued and outstanding as of December 31, 2014.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share and footnoted information)

	For the Three Months Ended March 31,
	2015	2014
REVENUE:
Rental revenue	$59,379	$55,060
Debt related income	3,203	2,013

Total Revenue	62,582	57,073
EXPENSES:
Rental expense	15,129	13,347
Real estate depreciation and amortization expense	20,815	22,350
General and administrative expenses (1)	2,737	2,819
Advisory fees, related party	4,299	3,743
Acquisition-related expenses	423	—
Impairment of real estate property	1,400	—

Total Operating Expenses	44,803	42,259
Other Income (Expenses):
Interest and other income (expense)	632	(78)
Interest expense	(13,981)	(16,168)
Loss on extinguishment of debt and financing commitments	(896)	(63)
Gain on sale of real property (2)	128,667	3,626

Income from continuing operations	132,201	2,131
Discontinued operations (3)	—	29,857

Net Income	132,201	31,988

Net income attributable to noncontrolling interests	(8,618)	(4,550)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$123,583	$27,438

Net income per basic and diluted common share:
Continuing operations	$0.69	$0.01
Discontinued operations	$0.00	$0.14

NET INCOME PER BASIC AND DILUTED COMMON SHARE	$0.69	$0.15

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	179,317	176,873

Diluted	191,766	189,993

Distributions declared per common share	$0.0897	$0.0874

(1)	Includes approximately $1.7 million and $1.6 million paid to our Advisor and its affiliates for reimbursable expenses during the three months ended March 31, 2015 and 2014, respectively.
(2)	Includes approximately $4.5 million and $263,000 paid to our Advisor for advisory fees associated with the disposition of real properties during the three months ended March 31, 2015 and 2014, respectively.
(3)	Includes approximately $1.6 million paid to our Advisor for advisory fees associated with the disposition of real properties during the three months ended March 31 2014.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2015	2014
Net Income	$132,201	$31,988
Other Comprehensive (Loss) Income:
Net unrealized change from available-for-sale securities	—	(211)
Unrealized change from cash flow hedging derivatives	(1,807)	321

Comprehensive income	130,394	32,098
Comprehensive income attributable to noncontrolling interests	(8,499)	(4,452)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$121,895	$27,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(In thousands)

	Stockholders’ Equity
	Common Stock		Additional Paid-in	Distributions in Excess of	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Balances, December 31, 2014	178,400	$1,784	$1,586,444	$(893,791)	$(10,120)	$79,663	$763,980

Comprehensive income (loss):
Net income	—	—	—	123,583	—	8,618	132,201
Unrealized change from cash flow hedging derivatives	—	—	—	—	(1,690)	(117)	(1,807)
Common stock:
Issuance of common stock, net of offering costs	1,571	16	10,232	—	—	—	10,248
Issuance of common stock, stock-based compensation plans	12	—	325	—	—	—	325
Redemptions of common stock	(1,673)	(17)	(12,219)	—	—	—	(12,236)
Amortization of stock-based compensation	—	—	8	—	—	—	8
Distributions declared on common stock	—	—	—	(16,078)	—	—	(16,078)
Noncontrolling interests:
Contributions of noncontrolling interests	—	—	—	—	—	16,517	16,517
Distributions declared to noncontrolling interests	—	—	—	—	—	(1,125)	(1,125)
Redemptions of noncontrolling interests	—	—	(10)	—	2	(307)	(315)

Balances, March 31, 2015	178,310	$1,783	$1,584,780	$(786,286)	$(11,808)	$103,249	$891,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net income	$132,201	$31,988
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate depreciation and amortization expense	20,815	22,350
Gain on disposition of real property	(128,667)	(33,155)
Impairment of real estate property	1,400	—
Loss on extinguishment of debt and financing commitments	896	63
Other adjustments to reconcile net income to net cash provided by operating activities	1,334	2,696
Changes in operating assets and liabilities	(2,428)	(6,920)

Net cash provided by operating activities	25,551	17,022
INVESTING ACTIVITIES:
Acquisition of real property	(69,031)	—
Capital expenditures in real property	(2,867)	(4,276)
Proceeds from disposition of real property	311,333	90,383
Principal collections on debt related investments	4,635	18,415
Other investing activities	(4,685)	1,214

Net cash provided by investing activities	239,385	105,736
FINANCING ACTIVITIES:
Mortgage note principal repayments	(24,475)	(3,418)
Defeasance of mortgage note borrowings	(53,267)	—
Net proceeds from (repayments of) revolving line of credit borrowings	6,000	(30,000)
Repayment of term loan	(170,000)	—
Redemption of common shares	(14,891)	(14,109)
Distributions on common stock	(10,425)	(10,287)
Proceeds from sale of common stock	5,998	4,072
Offering costs for issuance of common stock	(1,026)	(816)
Distributions to noncontrolling interest holders	(1,074)	(5,955)
Other financing activities	(6,011)	(5,731)

Net cash used in financing activities	(269,171)	(66,244)
NET INCREASE IN CASH AND CASH EQUIVALENTS	(4,235)	56,514
CASH AND CASH EQUIVALENTS, beginning of period	14,461	24,778
CASH AND CASH EQUIVALENTS, end of period	$10,226	$81,292

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$13,208	$14,910
Supplemental Disclosure of Noncash Investing and Financing Activities:
Common stock issued pursuant to the distribution reinvestment plan	$5,262	$5,238
Issuances of OP Units for beneficial interests	$7,324	$—
Non-cash principal collection on debt related investments *	$3,358	$7,125
Non-cash disposition of real property *	$128,008	$94,011
Non-cash repayment of mortgage note and other secured borrowings *	$131,366	$101,136

*	Represents the amount of sales proceeds and debt repayments from the disposition of real property or the repayment of borrowings that we did not receive or pay in cash, primarily due to the repayment or assumption of related borrowings by the purchaser or borrower at closing.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

We are the sole general partner of our Operating Partnership. In addition, we have contributed 100% of the proceeds received from our offerings of common stock to our Operating Partnership in exchange for partnership units (“OP Units”) representing our interest as a limited partner of the Operating Partnership. As of March 31, 2015 and December 31, 2014, we owned approximately 93.1% and 93.6%, respectively, of the limited partnership interests in our Operating Partnership, and the remaining limited partnership interests in our Operating Partnership were owned by third-party investors. Our Operating Partnership has classes of OP Units that correspond to our four classes of common stock: Class E OP Units, Class A OP Units, Class W OP Units, and Class I OP Units. As of March 31, 2015 and December 31, 2014, our Operating Partnership had issued and outstanding approximately 13.1 million and 12.1 million Class E OP Units held by third party investors, respectively, which represent limited partnership interests issued in connection with its private placement offerings. As of March 31, 2015 and December 31, 2014, such Class E OP Units had a maximum approximate redemption value of $95.9 million and $87.0 million, respectively, based on the most recent selling price of our common stock pursuant to a primary offering. Furthermore, during the three months ended March 31, 2015, we exercised our option to acquire, at fair value, previously sold fractional interests in a retail property in the Jacksonville, FL market for a combination of (i) approximately 1.0 million Class E OP Units issued at a price of $7.18 per OP Unit, representing approximately $7.3 million of the aggregate purchase price and (ii) approximately $783,000 in cash. The result of this activity was a net decrease in our financing obligations of approximately $17.9 million and a net increase in our noncontrolling interests of $16.2 million.

Dividend Capital Total Advisors LLC (our “Advisor”), a related party, manages our day-to-day activities under the terms and conditions of an advisory agreement (as amended from time to time, the “Advisory Agreement”). Our Advisor and its affiliates receive various forms of compensation, reimbursements and fees for services relating to the investment and management of our real estate assets.

On July 12, 2012, the Securities and Exchange Commission (the “Commission”) declared effective our Registration Statement on Form S-11 (Registration Number 333-175989) (as amended, the “Registration Statement”). The Registration Statement applies to the offer and sale (the “Offering”) of up to $3,000,000,000 of our shares of common stock, of which $2,250,000,000 of shares are expected to be offered to the public in a primary offering and $750,000,000 of shares are expected to be offered to our stockholders pursuant to an amended and restated distribution reinvestment plan (subject to our right to reallocate such amounts). In the Offering, we are offering to the public three classes of shares: Class A shares, Class W shares and Class I shares with net asset value (“NAV”) based pricing. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net Asset Value Calculation” of this Quarterly Report on Form 10-Q for a description of our valuation procedures and valuation components, including important disclosure regarding real property valuations provided by Altus Group U.S., Inc., an independent valuation firm. Our independent registered public accounting firm does not audit our NAV. Selling commissions, dealer manager fees, and distribution fees are allocated to Class A shares, Class W shares, and Class I shares on a class-specific basis and differ for each class, even when the NAV of each class is the same. We are offering to sell any combination of Class A shares, Class W shares and Class I shares with a dollar value up to the maximum offering amount. We also sell shares of our unclassified common stock, which we refer to as “Class E” shares, pursuant to our distribution reinvestment plan offering registered on our Registration Statement on Form S-3 (Registration Number 333-162636). In the event of a liquidation event, our assets, or the proceeds therefrom, will be distributed ratably in proportion to the respective NAV for each class until the NAV for each class has been paid. Other than differing allocable fees and expenses and liquidation rights, Class E shares, Class A shares, Class W shares, and Class I shares have identical rights and privileges.

As of March 31, 2015, we had raised gross proceeds of approximately $116.8 million from the sale of approximately 16.7 million shares in the Offering, including approximately $1.8 million through our distribution reinvestment plan. As of March 31, 2015, approximately $2,883.2 million in shares remained available for sale pursuant to the Offering, including approximately $748.2 million in shares available for sale through our distribution reinvestment plan.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim condensed consolidated financial statements (herein referred to as “financial statements,” “balance sheets,” “statements of income,” “statement of equity,” or “statements of comprehensive income and loss”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the Commission instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, these financial statements do not include all the information and disclosure required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of operating results for a full year. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Commission on March 3, 2015. There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2015 other than the updates described below.

Reclassifications

Certain amounts included in the accompanying financial statements for 2014 have been reclassified to conform to the 2015 financial statements presentation. Statements of income amounts for properties disposed of or classified as held for sale as of December 31, 2013, have been reclassified to discontinued operations for all periods presented. Amounts in our segment disclosures in Note 10 reflect the reclassification of amounts related to properties that have been disposed of or classified as held for sale as of December 31, 2013.

New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2015-03 (“ASU 2015-03”), which simplifies the presentation of debt issuance costs in financial statements. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by this guidance. ASU 2015-03 is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015 and will require retrospective application. Early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the impact this guidance will have on our financial statements as well as the expected adoption method.

3. INVESTMENTS IN REAL PROPERTY

Currently, our consolidated investments in real property consist of investments in office, industrial and retail properties. The following tables summarize our consolidated investments in real property as of March 31, 2015 and December 31, 2014 (amounts in thousands):

Real Property	Land	Building and Improvements	Intangible Lease Assets	Total Investment Amount	Intangible Lease Liabilities	Net Investment Amount
As of March 31, 2015:
Office	$199,384	$732,021	$292,588	$1,223,993	$(16,208)	$1,207,785
Industrial	9,572	63,738	16,436	89,746	(344)	89,402
Retail (1)	246,941	486,847	91,495	825,283	(64,300)	760,983

Total gross book value	455,897	1,282,606	400,519	2,139,022	(80,852)	2,058,170
Accumulated depreciation/amortization	—	(178,076)	(276,988)	(455,064)	25,915	(429,149)

Total net book value	$455,897	$1,104,530	$123,531	$1,683,958	$(54,937)	$1,629,021

As of December 31, 2014:
Office (2)	$238,505	$818,659	$359,057	$1,416,221	$(21,535)	$1,394,686
Industrial	25,502	193,878	48,421	267,801	(41,011)	226,790
Retail	237,605	464,479	86,820	788,904	(62,292)	726,612

Total gross book value	501,612	1,477,016	494,298	2,472,926	(124,838)	2,348,088
Accumulated depreciation/amortization	—	(204,165)	(319,081)	(523,246)	38,595	(484,651)

Total net book value	$501,612	$1,272,851	$175,217	$1,949,680	$(86,243)	$1,863,437

(1)	Includes $5.1 million in land, $8.0 million in building and improvements, $548,000 in intangible lease assets, and $196,000 in intangible lease liabilities, before accumulated depreciation on assets of $2.5 million and accumulated amortization of intangible lease liabilities of $99,000, related to a retail property classified as held for sale in the accompanying balance sheet as of March 31, 2015.
(2)	Includes $4.1 million in land, $19.3 million in building and improvements, and $7.0 million in intangible lease assets before accumulated depreciation of $10.2 million, related to an office property classified as held for sale in the accompanying balance sheet as of December 31, 2014.

Acquisitions

The following table summarizes our acquisitions of real properties during the three months ended March 31, 2015 (dollar amounts and square footage in thousands):

Real Property	Market	Property Type	Number of Properties	Date of Acquisition	Acquired Ownership	Acquisition Price	Net Rentable Square Feet	Percent Leased
South Cape	Greater Boston (1)	Retail	1	March 18, 2015	100%	$35,450	143	92%
Rialto	Austin, TX	Office	1	January 15, 2015	100%	37,300	155	94%

Total 2015 real property acquisitions			2			$72,750	298	93%

(1)	Our Greater Boston market comprises the greater metro area around Boston, MA. As of March 31, 2015, properties in our Greater Boston market are located in the following states: Massachusetts, Connecticut, New Hampshire, and Rhode Island.

The following table summarizes the allocation of the fair value of our acquired real properties during the three months ended March 31, 2015 (dollar amounts in thousands):

							Weighted-average Amortization Period (Years)
Real Property	Land	Building and Improvements	Intangible Lease Assets	Intangible Lease Liabilities	Prorations and Credits	Total Fair Value	Intangible Lease Assets	Intangible Lease Liabilities
South Cape	$9,936	$22,877	$4,675	$(2,038)	$—	$35,450	7.9	23.8
Rialto	5,094	26,740	5,751	(447)	162	37,300	5.2	2.7

Total 2015 real property acquisitions	$15,030	$49,617	$10,426	$(2,485)	$162	$72,750	6.4	20.0

For the three months ended March 31, 2015, our consolidated statements of income include aggregate revenue and net operating income (“NOI”) attributable to Rialto and South Cape as shown in the table below (amounts in thousands):

	For the Three Months Ended March 31, 2015
	Revenue	NOI (1)
Real Property
South Cape	$236	$221
Rialto	897	516

Total	$1,133	$737

(1)	For a discussion as to why we view NOI to be an appropriate supplemental performance measure and a reconciliation to GAAP net income, refer to Note 10.

Dispositions

On March 11, 2015, we completed the sale of a portfolio of twelve wholly owned office and industrial properties comprising approximately 2.7 million net rentable square feet (the “Portfolio”) to an unrelated third party, for a gross sales price of approximately $398.6 million. We incurred closing costs and fees of approximately $7.8 million upon the closing of this transaction, including approximately $4.0 million in advisory fees related to the disposition of real property paid to our Advisor. See Note 5 for information regarding financing related to the disposition of the Portfolio.

During the three months ended March 31, 2015, we disposed of or classified as held for sale the following properties (dollar amounts and square footage in thousands):

Type of Property	Market	DPF Ownership	Building Square Feet	Disposition Date	Contract Sales Price	Gain on Sale
2015 Dispositions
Office and Industrial Portfolio (1)	Various (1)	100.0%	2,669	March 11, 2015	$398,635	$105,542
Office	Dallas, TX	100.0%	177	January 16, 2015	46,600	23,125

			2,846		$445,235	$128,667

Assets held for sale
Retail	Pittsburgh, PA	100.0%	103

(1)	The Portfolio includes (i) six office properties comprising 1.1 million net rentable square feet located in the following markets: Los Angeles, CA (three properties, of which one disposed property was a single building from a two-building office property), Northern New Jersey, Miami, FL, and Dallas, TX, and (ii) six industrial properties comprising 1.6 million net rentable square feet located in the following markets: Los Angeles, CA, Dallas, TX, Cleveland, OH, Chicago, IL, Houston, TX, and Denver, CO.

For the three months ended March 31, 2015 and March 31, 2014, our consolidated statements of income include $6.3 million and $8.3 million of aggregate revenue, respectively, and $6.1 million and $8.2 million of NOI, respectively, attributable to the Portfolio.

Assets Held for Sale

As of March 31, 2015, we had agreed to dispose of a retail property to an unrelated third party. Accordingly, the assets and liabilities related to this property are classified as held for sale in the accompanying balance sheet as of March 31, 2015. We sold this property on May 5, 2015. See Note 11 for information regarding the sale. As of December 31, 2014, we had agreed to dispose of an office property to an unrelated third party. Accordingly, the assets and liabilities related to this property are classified as held for sale in the accompanying balance sheet as of December 31, 2014. We sold the property on January 16, 2015. The following table summarizes the carrying amounts of the major classes of assets and liabilities classified as held for sale as of March 31, 2015 and December 31, 2014 (amounts in thousands):

	As of March 31, 2015	As of December 31, 2014
Land	$5,131	$4,075
Building and improvements	7,989	19,337
Intangible lease assets	548	7,005
Accumulated depreciation	(2,532)	(10,163)
Other assets, net	819	1,673

Assets held for sale	$11,955	$21,927

Intangible lease liabilities, net	$96	$—
Other liabilities	170	1,880

Liabilities related to assets held for sale	$266	$1,880

Real Property Impairment

During the three months ended March 31, 2015, we recorded a $1.4 million impairment related to one of our wholly-owned retail properties in the Pittsburgh, PA market, which was classified as held for sale as of March 31, 2015. As of March 31, 2015, the net book value of this retail property exceeded our estimate of the fair value of the property less the cost to sell by $1.4 million. Accordingly, we recorded an impairment to reduce the net book value of the property to our estimate of its fair value less the cost to sell.

Discontinued Operations

We present the results of operations and the respective aggregate net gains (losses), of (i) any property or group of properties that were disposed or classified as held for sale as of December 31, 2013 when the operations and cash flows have been (or will be) eliminated from our ongoing operations and we will not have any significant continuing involvement, and (ii) any property or group of properties, the disposal of which would represent a strategic shift that has (or will have) a major effect on our operations and financial results, when such property (or group of properties) have been disposed of or classified as held for sale, as discontinued operations in our accompanying statements of income. Interest expense is included in discontinued operations only if it is directly attributable to these operations or properties. Discontinued operations for the three months ended March 31, 2014 include the results of operations and net gain on the disposition of 12 properties classified as held for sale as of December 31, 2013. Properties sold or classified as held for sale after December 31, 2013 are not classified as discontinued operations unless the sale or classification as held for sale meets the new accounting requirements pursuant to Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, issued by the FASB in April 2014. We did not have any discontinued operations for the three months ended March 31, 2015. The following table summarizes amounts recorded as discontinued operations for the three months ended March 31, 2014 (amounts in thousands):

For the Three Months Ended March 31, 2014
Revenues	$995
Rental expense	(367)
Interest expense	(296)
Other expenses	(20)

Income from discontinued operations	312

Gain on disposition	29,545

Discontinued operations	29,857

Discontinued operations attributable to noncontrolling interests	(4,433)

Discontinued operations attributable to common stockholders	$25,424

The following table summarizes capital expenditures and significant operating and investing noncash items related to our discontinued operations for the three months ended March 31, 2014 (amounts in thousands):

For the Three Months Ended March 31, 2014
Capital expenditures	$—
Noncash items:
Straight-line rent adjustments	(41)
Non-cash disposition of real property	80,361

Rental Revenue

The following table summarizes the adjustments to rental revenue related to the amortization of above-market lease assets, below-market lease liabilities, and straight-line rental adjustments for the three months ended March 31, 2015 and 2014. In addition, the following table summarizes tenant recovery income received from tenants for real estate taxes, insurance and other property operating expenses and recognized as rental revenue (amounts in thousands):

	For the Three Months Ended March 31,
	2015	2014
Straight-line rent adjustments	$(356)	$1,305
Above-market lease assets	(1,360)	(1,724)
Below-market lease liabilities	1,713	1,832

Total (decrease) increase to rental revenue	$(3)	$1,413

Tenant recovery income (1)	$10,165	$8,202

(1)	Tenant recovery income presented in this table excludes real estate taxes that were paid directly by our tenants that are subject to triple net lease contracts. The amount of such payments were approximately $2.6 million and $3.2 million during the three months ended March 31, 2015 and 2014, respectively.

Concentration of Credit Risk

Concentration of credit risk with respect to accounts receivable currently exists due to a number of tenants whose rental payments to us make up a relatively high percentage of our rental revenue. The following is a summary, as of March 31, 2015, of the top five tenants as a percentage of consolidated annual base rent and square feet (dollar amounts and square feet in thousands):

Tenant	Locations	Industry	Annualized Rental Revenue (1)	% of Total Annualized Rental Revenue	Square Feet	% of Total Portfolio Square Feet
Charles Schwab & Co, Inc	1	Securities, Commodities, Fin. Inv./Rel. Activities	$22,992	13.7%	594	7.1%
Sybase	1	Publishing Information (except Internet)	17,971	10.7%	405	4.9%
Northrop Grumman	1	Professional, Scientific and Technical Services	15,584	9.3%	575	6.9%
Stop & Shop	15	Food and Beverage Stores	14,187	8.4%	882	10.6%
Novo Nordisk	1	Chemical Manufacturing	4,444	2.6%	167	2.0%

	19		$75,178	44.7%	2,623	31.5%

(1)	Annualized base rent represents the annualized monthly base rent of executed leases as of March 31, 2015.

Rental revenue from our lease with Charles Schwab & Co., Inc., as master tenant of one of our office properties, represented approximately $6.5 million, or 10.4%, of our total revenue for the three months ended March 31, 2015. Our properties in Massachusetts, New Jersey, California, and Virginia accounted for approximately 21%, 17%, 16%, and 10%, respectively, of our total gross investment in real property portfolio as of March 31, 2015. A deterioration of general economic or other relevant conditions, changes in governmental laws and regulations, acts of nature, demographics or other factors in any of those states or the geographical region in which they are located could result in the loss of a tenant, a decrease in the demand for our properties and a decrease in our revenues from those markets, which in turn may have a disproportionate and material adverse effect on our results of operations and financial condition.

4. DEBT RELATED INVESTMENTS

As of March 31, 2015 and December 31, 2014, we had invested in 10 and 11 debt related investments, respectively. The weighted average maturity of our debt related investments as of March 31, 2015 was 1.6 years, based on our recorded net investments. The following table describes our debt related income for the three months ended March 31, 2015 and 2014 (dollar amounts in thousands):

	For the Three Months Ended March 31,		Weighted Average Yield as of
Investment Type	2015	2014	March 31, 2015 (1)
Mortgage notes (2)	$2,413	$1,351	5.1%
Mezzanine debt	790	662	16.7%

Total	$3,203	$2,013	7.7%

(1)	Weighted average yield is calculated on an unlevered basis using the amount invested, current interest rates and accretion of premiums or discounts realized upon the initial investment for each investment type as of March 31, 2015. Yields for LIBOR-based, floating-rate investments have been calculated using the one-month LIBOR rate as of March 31, 2015 for purposes of this table. As of March 31, 2015, we had one debt related investment structured as a mortgage note with a net investment amount of $25.0 million that bears interest at a floating rate indexed to LIBOR. All of our remaining debt related investments bear interest at fixed rates.
(2)	We had one and three debt related investments repaid in full during the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015 and 2014, amounts recorded include early repayment fees received and accelerated amortization of origination fees offset by accelerated amortization of deferred due diligence costs related to certain of these repayments.

Repayments

During the three months ended March 31, 2015, we received full repayment of one debt related investment, which was structured as a mortgage note. We received cash proceeds from the repayment of approximately $5.4 million, which comprised principal repayment of $7.7 million and an early repayment fee of $1.1 million, partially offset by the repayment of borrowings secured by this and other debt related investments of approximately $3.4 million.

Impairment

We review each of our debt related investments on a quarterly basis, and more frequently when such an evaluation is warranted, to determine if impairment exists. Accordingly, we do not group our debt related investments into classes by credit quality indicator. A debt related investment is impaired when, based on current information and events (including economic, industry and geographical factors), it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the agreement. When an investment is deemed impaired, the impairment is measured based on the expected future cash flows discounted at the investment’s effective interest rate. As a practical expedient, we may measure impairment based on the fair value of the collateral of an impaired collateral-dependent debt related investment. Regardless of the measurement method, we measure impairment based on the fair value of the collateral when it is determined that foreclosure is probable. We had recorded a provision for loan loss of $3.0 million as of March 31, 2015 and December 31, 2014. We did not record any current period provision for loan loss, direct write-downs of the allowance, or recoveries of amounts previously charged off during the three months ended March 31, 2015.

We had one B-note debt related investment on non-accrual status as of both March 31, 2015 and December 31, 2014. We have recorded a complete allowance for loan loss related to such debt related investment on non-accrual status. When a debt related investment is on non-accrual status, we record income on the investment using the cash basis of accounting. All of our debt related investments that were past due 90 days or more were on non-accrual status as of March 31, 2015 and December 31, 2014.

As of both March 31, 2015 and December 31, 2014, we had one impaired debt related investment with an unpaid principal balance of approximately $3.0 million. The following table describes our recorded investment in debt related investments before allowance for loan loss, and the related allowance for loan loss (amounts in thousands):

	Debt Related Investments Individually Evaluated for Impairment as of
	March 31, 2015	December 31, 2014
Debt related investments	$90,901	$97,951
Less: Allowance for loan losses	(3,000)	(3,000)

Total	$87,901	$94,951

Our impaired debt related investment is a subordinate debt related investment. As of both March 31, 2015 and December 31, 2014, we had a gross recorded investment in impaired debt related investments of $3.0 million, with a related allowance for loan loss of $3.0 million. As of March 31, 2015 and December 31, 2014, we did not have any impaired loans for which we have not recorded an allowance for loan loss.

We did not record any interest income related to our impaired debt related investment during the three months ended March 31, 2015 or 2014.

5. DEBT OBLIGATIONS

The following table describes our borrowings as of March 31, 2015 and December 31, 2014 (dollar amounts in thousands):

	Weighted Average Stated Interest Rate as of		Outstanding Balance as of (1)		Gross Investment Amount Securing Borrowings as of (2)
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Fixed-rate mortgages	5.9%	5.8%	$610,581	$807,994	$1,198,881	$1,625,637
Floating-rate mortgages (3)	3.2%	3.2%	8,160	8,250	16,125	16,118

Total mortgage notes	5.8%	5.8%	618,741	816,244	1,215,006	1,641,755
Repurchase facilities (4) (5)	2.8%	2.8%	33,386	37,023	43,365	51,156

Total secured borrowings	5.7%	5.6%	652,127	853,267	1,258,371	1,692,911

Line of credit (5) (6)	2.2%	2.6%	81,000	75,000	N/A	N/A
Term loan (5) (7)	1.9%	2.7%	100,000	270,000	N/A	N/A

Total unsecured borrowings	2.0%	2.7%	181,000	345,000	N/A	N/A

Total borrowings	4.9%	4.8%	$833,127	$1,198,267	$1,258,371	$1,692,911

(1)	Amounts are presented on a GAAP basis and are net of (i) unamortized premiums to the face value of our outstanding fixed-rate mortgages of $1.7 million and $2.0 million as of March 31, 2015 and December 31, 2014, respectively, and (ii) GAAP principal amortization related to troubled debt restructurings of $2.5 million and $2.3 million as of March 31, 2015 and December 31, 2014, respectively.
(2)	“Gross Investment Amount” as used here and throughout this document represents the allocated gross basis of real property and debt related investments, after certain adjustments. Gross Investment Amount for real property (i) includes the effect of intangible lease liabilities, (ii) excludes accumulated depreciation and amortization, and (iii) includes the impact of impairments. Amounts reported for debt related investments represent our net accounting basis of the debt related investments, which includes (i) unpaid principal balances, (ii) unamortized discounts, premiums, and deferred charges, and (iii) allowances for loan loss.
(3)	As of March 31, 2015 and December 31, 2014, our floating rate mortgage note was subject to an interest rate spread of 3.00% over one-month LIBOR.
(4)	As of March 31, 2015 and December 31, 2014, borrowings under our repurchase facility were subject to interest at a floating rate of 2.25% over one-month LIBOR. However, we had effectively fixed the interest rate of the borrowings using interest rate swaps at 2.84% for the term of the borrowings.
(5)	As of March 31, 2015, we had entered into interest rate swap agreements with total notional of $334.7 million which we entered into to fix the LIBOR component of the interest rate of our repurchase facilities and unsecured borrowings. Of these swaps, $200.0 million mature in December 2016 and fix the LIBOR rate at 0.64%, $34.7 million mature in May 2017 and fix the LIBOR rate at 0.59%, and $100.0 million mature in January 2022 and fix the LIBOR rate at 1.96%. We are obligated to pay our counterparties under these swap agreements regardless of the level of the related borrowings.
(6)	As of March 31, 2015 and December 31, 2014, borrowings under our line of credit were subject to interest at a floating rate of 1.40% and 1.75%, respectively, over one-month LIBOR. However, as of March 31, 2015, we had effectively fixed the interest rate of the total borrowings using interest rate swaps at 2.16%. As of December 31, 2014, we had effectively fixed the interest rate of approximately $30.0 million of the total of $75.0 million in borrowings using interest rate swaps at 3.60%, resulting in a weighted average interest rate on the total line of credit of 2.56%.
(7)	As of March 31, 2015 and December 31, 2014, borrowings under our term loan were subject to interest at a floating rate of 1.35% and 1.70%, respectively, over one-month LIBOR. However, we had effectively fixed the interest rate of the total borrowings using interest rate swaps at 1.86% and 2.69% as of March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015, nine mortgage notes were interest-only and 15 mortgage notes were fully amortizing with outstanding principal balances of approximately $273.8 million and $345.7 million, respectively. None of our mortgage notes are recourse to us.

Assumption and Defeasance of Mortgage Note

As discussed in Note 3, we completed the sale of the Portfolio on March 11, 2015. Upon the disposition of the Portfolio, the buyer assumed approximately $128.0 million of a mortgage note borrowing, which is scheduled to mature in July 2020 and bears interest at 5.46%. In addition, we were released of our obligations on $44.8 million of the mortgage note borrowing that was not assumed by the buyer through a defeasance process. Accordingly, we incurred defeasance costs of approximately $8.6 million, which are included within gain on sale of real property in the accompanying statements of income. Upon such defeasance, we derecognized the associated borrowing, which was assumed by an unrelated successor borrower.

Recast of Credit Facility

On January 13, 2015, we amended and restated our $620 million senior unsecured term loan and revolving line of credit (the “Old Facility”) to provide for a $550 million senior unsecured term loan and revolving line of credit (the “Amended Facility”) with a syndicate of 14 lenders led by Bank of America, N.A., as Administrative Agent. The Amended Facility provides us with the ability from time to time to increase the size of the Amended Facility up to a total of $900 million less the amount of any prepayments under the term loan component of the Amended Facility, subject to receipt of lender commitments and other conditions. Because many members of the lending group participated as lenders in the Old Facility, the credit agreement for the Amended Facility is an amended and restated form of the credit agreement for the Old Facility.

The $550 million Amended Facility consists of a $400 million revolving credit facility (the “Revolving Credit Facility”) and a $150 million term loan (the “$150 Million Term Loan”). The Revolving Credit Facility contains a sublimit of $50 million for letters of credit and a sublimit of $50 million for swing line loans. The primary interest rate for the Revolving Credit Facility is based on LIBOR, plus a margin ranging from 1.40% to 2.30%, depending on our consolidated leverage ratio. The maturity date of the Revolving Credit Facility is January 31, 2019 and contains one 12-month extension option that we may exercise upon (i) payment of an extension fee equal to 0.15% of the sum of the amount outstanding under the Revolving Credit Facility and the unused portion of the Revolving Credit Facility at the time of the extension, and (ii) compliance with the other conditions set forth in the credit agreement. The primary interest rate within the $150 Million Term Loan is based on LIBOR, plus a margin ranging from 1.35% to 2.20%, depending on our consolidated leverage ratio. The maturity date of the $150 Million Term Loan is January 31, 2018 and contains two 12-month extension options that we may exercise upon (i) payment of an extension fee equal to 0.125% of the sum of the amount outstanding under the $150 Million Term Loan at the time of each extension, and (ii) compliance with the other conditions set forth in the credit agreement.

Borrowings under the Amended Facility are available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties. Upon entering into the Amended Facility on January 13, 2015, we borrowed $280 million on the Revolving Credit Facility and $100 million on the $150 Million Term Loan. We primarily used the proceeds from the Amended Facility to repay $380 million of outstanding borrowings under the Old Facility. Pursuant to the terms of the $150 Million Term Loan component of the Amended Facility, we may draw up to the maximum of $150.0 million on or before July 11, 2015.

We accounted for the amendment and restatement of the Old Facility as a modification of debt, and recognized approximately $896,000 within loss on extinguishment of debt and financing commitments during the three months ended March 31, 2015, primarily resulting from the write-off of a portion of the deferred financing costs incurred in connection with the issuance of the Old Facility.

Term Loan Credit Agreement

On February 27, 2015, we entered into a $200 million seven-year term loan credit agreement (the “$200 Million Term Loan”) with a syndicate of six lenders led by Wells Fargo Bank, National Association as Administrative Agent and Regions Bank as Syndication Agent. The primary interest rate within the $200 Million Term Loan is based on LIBOR, plus a margin ranging from 1.65% to 2.55%, depending on our consolidated leverage ratio. The maturity date of the $200 Million Term Loan is February 27, 2022 with no extension options.

Borrowings under the $200 Million Term Loan are available for general business purposes including, but not limited to financing the acquisition of permitted investments, including commercial properties. Pursuant to the terms of the $200 Million Term Loan, we may draw up to the maximum $200.0 million on or before August 26, 2015.

As of March 31, 2015, we had outstanding borrowings of $100.0 million and $81.0 million under the $150 Million Term Loan and the Revolving Credit Facility components of our Amended Facility, respectively. We did not draw any funds under the $200 Million Term Loan during the three months ended March 31, 2015. As of March 31, 2015, the unused portion of our Amended Facility and our $200 Million Term Loan collectively was approximately $566.8 million, of which approximately $434.0 million was available due to covenant constraints. As of December 31, 2014, we had outstanding borrowings of $270.0 million and $75.0 million under the term loan and revolving credit facility components of the Old Facility, respectively, and $189.4 million was available for us to borrow under the revolving credit facility component of the Old Facility.

The following table reflects our contractual debt maturities as of March 31, 2015, specifically our obligations under secured borrowings and unsecured borrowings (dollar amounts in thousands):

	As of March 31, 2015
	Mortgage Notes and Other Secured Borrowings		Unsecured Borrowings		Total
Year Ending December 31,	Number of Borrowings Maturing	Outstanding Balance	Number of Borrowings Maturing	Outstanding Balance (1)	Outstanding Principal Balance (2)
2015	4	$104,701	—	$—	$104,701
2016	12	326,548	—	—	326,548
2017	6	206,333	—	—	206,333
2018	—	1,419	1	100,000	101,419
2019	—	1,509	1	81,000	82,509
2020	—	1,605	—	—	1,605
2021	—	1,707	—	—	1,707
2022	1	1,663	—	—	1,663
2023	—	978	—	—	978
2024	—	1,034	—	—	1,034
Thereafter	2	5,397	—	—	5,397

Total	25	$652,894	2	$181,000	$833,894

(1)	Unsecured borrowings presented include (i) borrowings under the $150 Million Term Loan of $100.0 million, which were scheduled to mature in 2018, subject to two one-year extension options, and (ii) borrowings under the Revolving Credit Facility of $81.0 million, which were scheduled to mature in 2019, subject to a one-year extension option.
(2)	Outstanding balance represents expected cash outflows for contractual amortization and scheduled balloon payment maturities and does not include the GAAP principal amortization of our restructured mortgage note of approximately $2.5 million that does not reduce the contractual amount due of the related mortgage note as of March 31, 2015, partially offset by the mark-to-market premium on assumed debt of $1.7 million as of March 31, 2015.

6. DERIVATIVES AND HEDGING ACTIVITIES

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges under ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”) is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the next 12 months, we estimate that approximately $1.8 million will be reclassified as an increase to interest expense related to effective forward started interest rate swaps where the hedging instrument has been terminated, and we estimate that approximately $2.2 million will be reclassified as an increase to interest expense related to active effective hedges of existing floating-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The table below presents a reconciliation of the beginning and ending balances, between December 31, 2014 and March 31, 2015, of our accumulated other comprehensive loss (“OCI”), net of amounts attributable to noncontrolling interests related to the effective portion of our cash flow hedges as presented on our financial statements, as well as amounts related to our available-for-sale securities (amounts in thousands):

	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Available-For- Sale Securities	Accumulated Other Comprehensive Loss
Beginning balance as of December 31, 2014:	$(9,069)	$(1,051)	$(10,120)
Other comprehensive income:
Amortization of OCI into interest expense (effective portion) (net of tax benefit of $0)	1,164	—	1,164
Change in fair value recognized in OCI (effective portion) (net of tax benefit of $0)	(2,971)	—	(2,971)

Net current-period other comprehensive income	(1,807)	—	(1,807)
Attribution of and other adjustments to OCI attributable to noncontrolling interests	119	—	119

Ending balance as of March 31, 2015	$(10,757)	$(1,051)	$(11,808)

Fair Values of Derivative Instruments

The table below presents the gross fair value of our derivative financial instruments as well as their classification on our accompanying balance sheets as of March 31, 2015 and December 31, 2014 (amounts in thousands):

		Fair Value of Asset Derivatives as of			Fair Value of Liability Derivatives as of
	Balance Sheet Location	March 31, 2015	December 31, 2014	Balance Sheet Location	March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets, net (1)	$131	$543	Other liabilities (1)	$(2,755)	$(907)

Total derivatives		$131	$543		$(2,755)	$(907)

(1)	Although our derivative contracts are subject to master netting arrangements which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheet.

The majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with our derivative instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of potential default by us and our counterparties. As of March 31, 2015, we had assessed the significance of the impact of the credit valuation adjustments and had determined that it was not significant to the overall valuation of our derivative instruments. As a result, we have determined that the significant inputs for all of our derivative valuations are classified in Level 2 of the fair value hierarchy.

Designated Hedges

As of March 31, 2015 and December 31, 2014, we had 11 outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $334.7 million and $339.2 million, respectively.

Undesignated Hedges

Derivatives not designated as hedges are not speculative and are used to hedge our exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. As of both March 31, 2015 and December 31, 2014, we did not have any outstanding derivatives that were not designated as hedges.

Effect of Derivative Instruments on the Statements of Comprehensive Income

The table below presents the effect of our derivative financial instruments on our accompanying financial statements for the three months ended March 31, 2015 and 2014 (amounts in thousands):

	For the Three Months Ended March 31,
	2015	2014
Derivatives Designated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts
Amount of loss recognized in OCI (effective portion)	$(2,971)	$(428)
Location of loss reclassified from accumulated OCI into income (effective portion)	Interest expense	Interest expense
Amount of loss reclassified from accumulated OCI into income (effective portion)	$1,164	$749
Location of loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	Interest and other income (expense)	N/A
Amount of loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	$(11)	$—

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

We use the framework established in ASC Topic 820 to measure the fair value of our financial instruments as disclosed in the table below. The fair values estimated below are indicative of certain interest rate and other assumptions as of March 31, 2015 and December 31, 2014, and may not take into consideration the effects of subsequent interest rate or other assumption fluctuations, or changes in the values of underlying collateral. The fair values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate their carrying values because of the short-term nature of these instruments.

The carrying amounts and estimated fair values of our other financial instruments as of March 31, 2015 and December 31, 2014 were as follows (amounts in thousands):

	As of March 31, 2015		As of December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Investments in real estate securities	$200	$200	$200	$200
Fixed-rate debt related investments, net	62,876	63,893	69,889	71,770
Floating-rate debt related investments, net	25,025	25,085	25,062	25,157
Derivative instruments	131	131	543	543
Liabilities:
Fixed-rate mortgage notes	$610,581	$627,841	$807,994	$848,045
Floating-rate mortgage notes	8,160	8,176	8,250	8,249
Floating-rate other secured borrowings	33,386	33,399	37,023	37,023
Floating-rate unsecured borrowings	181,000	181,000	345,000	347,235
Derivative liabilities	2,755	2,755	907	907

The methodologies used and key assumptions made to estimate fair values of the financial instruments, other than derivatives disclosed in Note 6, described in the above table are as follows:

Debt Related Investments — The fair value of our performing debt related investments are estimated using a discounted cash flow methodology. This method discounts estimated future cash flows using rates management determines best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. Credit spreads and market interest rates used to determine the fair value of these instruments are based on unobservable Level 3 inputs which management has determined to be its best estimate of current market values.

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

The Company and the Dealer Manager previously entered into a certain Amended and Restated Dealer Manager Agreement dated February 8, 2013, as amended by Amendment No. 1 dated May 31, 2013 (“Amendment No. 1”), Amendment No. 2 dated June 26, 2013 and Amendment No. 3 dated March 20, 2014. Amendment No. 1 provides that from time to time we may pay the Dealer Manager a primary dealer fee in the amount of up to 5.0% of the gross proceeds raised from the sale of Class I shares in the primary portion of the Offering, provided that the total gross proceeds raised with respect to which the primary dealer fee will apply may not exceed $300,000,000. Pursuant to this amendment, the Dealer Manager retains 0.5% of such gross proceeds and reallows the remainder of the primary dealer fee to the participating broker-dealers involved in selling such Class I shares based on the portion of the gross proceeds raised from their customers. The primary dealer fee is considered underwriting compensation (as defined in accordance with, and subject to the underwriting compensation limits of, applicable FINRA rules).

On March 26, 2015, we notified the Dealer Manager that we would pay a primary dealer fee in the amount of up to 5.0% of the gross proceeds raised from the sale of Class I shares in the primary portion of the Offering from March 26, 2015 through June 19, 2015 (the “Third Managed Offering Term”), but only with respect to sales made by participating broker-dealers specifically approved by us as being eligible (“Primary Dealers”). We have approved four participating broker-dealers as being eligible to participate, generally through selected dealer agreements entered into between the Primary Dealers and the Dealer Manager. In addition, we, the Dealer Manager and the Advisor entered into a new selected dealer agreement (the “Third Managed Offering Selected Dealer Agreement”) with one of the four approved Primary Dealers, Raymond James & Associates, Inc. (“Raymond James”), pursuant to which Raymond James will use its best efforts to sell Class I shares in transactions entitling it to primary dealer fees during the Third Managed Offering Term. Pursuant to this agreement, Raymond James may sell Class I shares in the primary portion of the Offering up to $50 million in total gross proceeds, provided that we may unilaterally elect to increase the limit up to $100 million. During the Third Managed Offering Term, we may allow other participating broker-dealers to join as Primary Dealers eligible to receive primary dealer fees.

As of March 31, 2015 and December 31, 2014, we owed approximately $1.5 million and $1.9 million to our Advisor and affiliates of our Advisor for such services and reimbursement of certain expenses, respectively. Pursuant to the Advisory Agreement, we accrue the advisory fee on a daily basis and pay our Advisor amounts due subsequent to each month-end.

Restricted Stock Unit Agreements

We have entered into Restricted Stock Unit Agreements (the “Advisor RSU Agreements”) with our Advisor. The purposes of the Advisor RSU Agreements are to promote an alignment of interests among our stockholders, the Advisor and the personnel of our Advisor and its affiliates, and to promote retention of the personnel of our Advisor and its affiliates. Pursuant to the terms of the

Advisor RSU Agreements, we have granted 594,328 restricted stock units (“Company RSUs”) to the Advisor that remain unvested and unsettled as of March 31, 2015. Each Company RSU will, upon vesting, be settled in one share of our Class I common stock. The Company RSUs are subject to specified vesting and settlement provisions and, upon settlement in Class I shares of Company common stock, require offsets of advisory fees and expenses otherwise payable from the Company to the Advisor based on a value of the NAV per Class I share on the grant date of the applicable Company RSU (the weighted average grant-date NAV per Class I share with respect to the unsettled Company RSUs is $7.05 as of March 31, 2015). As of March 31, 2015, the Advisor did not have any shares of Class I common stock issued upon settlement of Company RSUs that remained subject to fee offset.

Vesting and Payment Offset

The chart below shows the grant dates, vesting dates and Class I NAV on the grant dates of the unvested Company RSUs as of March 31, 2015.

Award	Grant Date	Vesting Dates	Number of Unvested Shares	Applicable Grant Date NAV per Share
Company RSU	April 7, 2014	April 15, 2014, April 15, 2015, April 15, 2016, April 15, 2017	370,181	$6.96
Company RSU	February 25, 2015	April 15, 2015, April 15, 2016, April 15, 2017	88,788	7.18
Company RSU	February 25, 2015	April 15, 2018	135,359	7.18

			594,328	$7.05

On each vesting date, an offset amount will be calculated and deducted on a pro rata basis over the next 12 months from the cash payments otherwise due and payable to the Advisor under our then-current Advisory Agreement for any fees or expense reimbursements. Each offset amount will equal the number of Company RSUs vesting on such date multiplied by the grant-date NAV per Class I share. For each Company RSU, the offset amount will always be calculated based on the grant-date NAV per Class I share, even beyond the initial grant and vesting dates. At the end of each 12-month period following each vesting date, if the offset amount has not been fully realized by offsets from the cash payments otherwise due and payable to the Advisor under the Advisory Agreement, the Advisor will promptly pay any shortfall to us.

Termination

The Advisor RSU Agreements will automatically terminate upon termination or non-renewal of the Advisory Agreement by any party for any reason. In addition, upon a change in control of us, then either the Advisor or we may immediately terminate the Advisor RSU Agreements. Further, the Advisor may immediately terminate the Advisor RSU Agreements if we exercise certain rights under the Advisor RSU Agreements to replace the Company RSUs with another form of compensation.

Upon termination of the Advisor RSU Agreements, the Advisor will promptly pay any unused offset amounts to us or, at the Advisor’s election, return Class I shares in equal value based on the Class I NAV as of the date of termination of the Advisor RSU Agreements. In addition, upon termination of the Advisor RSU Agreements, all unvested Company RSUs will be forfeited except that, unless the Advisor RSU Agreements were terminated at the election of the Advisor following a change in control of us or as a result of a premature termination of the Advisory Agreement at our election for cause (as defined in the Advisory Agreement) or upon the bankruptcy of the Advisor, then following such forfeiture of Company RSUs, the Advisor will have the right to acquire from us the number of Class I shares equal to the number of Company RSUs forfeited, in return for a purchase price equal to such number of Class I shares multiplied by the grant-date NAV per Class I share. The Advisor must notify us of its election to exercise the foregoing acquisition right within 30 days following the termination of the Advisor RSU Agreements, and the parties will close the transaction within 60 days following the termination of the Advisor RSU Agreements.

Dividend Equivalent Payments

If our board of directors declares and we pay a cash dividend on Class I shares for any period in which the Company RSUs are outstanding (regardless of whether such Company RSUs are then vested), the Advisor will be entitled to dividend equivalents with respect to that cash dividend equal to the cash dividends that would have been payable on the same number of Class I shares as the number of Company RSUs subject to the Advisor RSU Agreements had such Class I shares been outstanding during the same portion of such period as the Company RSUs were unpaid and outstanding. Any such dividend equivalents may be paid in cash or Class I shares, at the Advisor’s election.

Summary of Fees and Other Amounts

The following table summarizes fees and other amounts earned by our Advisor and its related parties in connection with services performed for us during the three months ended March 31, 2015 and 2014 (amounts in thousands):

	For the Three Months Ended March 31,
	2015	2014
Advisory fees (1)	$4,299	$3,743
Other reimbursements	2,297	2,159
Advisory fees related to the disposition of real properties	4,452	1,908
Development management fee	16	83
Selling commissions, dealer manager, and distribution fees	68	77

Total	$11,132	$7,970

(1)	Amounts reported for the three months ended March 31, 2015 include approximately $222,000 in consideration of the issuance of approximately 123,000 shares of our Class I common stock to the Advisor. Such shares were issued on April 15, 2014 upon the settlement of restricted stock units issued to our Advisor on April 7, 2014, and are recognized as Advisory fees expense over a one year period as an offset to amounts otherwise payable in cash.

9. NET INCOME (LOSS) PER COMMON SHARE

Reconciliations of the numerator and denominator used to calculate basic net income per common share to the numerator and denominator used to calculate diluted net income per common share for the three months ended March 31, 2015 and 2014 are described in the following table (amounts in thousands, except per share information):

	For the Three Months Ended March 31,
	2015	2014
Numerator
Income from continuing operations	$132,201	$2,131
Income from continuing operations attributable to noncontrolling interests	(8,618)	(117)

Income from continuing operations attributable to common stockholders	123,583	2,014
Dilutive noncontrolling interests share of income from continuing operations	8,580	149

Numerator for diluted earnings per share – adjusted income from continuing operations	132,163	2,163

Income from discontinued operations	—	29,857
Income from discontinued operations attributable to noncontrolling interests	—	(4,433)

Income from discontinued operations attributable to common stockholders	—	25,424
Dilutive noncontrolling interests share of discontinued operations	—	1,886

Numerator for diluted earnings per share – adjusted income from discontinued operations	$—	$27,310

Denominator
Weighted average shares outstanding-basic	179,317	176,873
Incremental weighted average shares effect of conversion of OP units	12,449	13,120

Weighted average shares outstanding-diluted	191,766	189,993

INCOME PER COMMON SHARE-BASIC AND DILUTED
Net income from continuing operations	$0.69	$0.01
Net income from discontinued operations	0.00	0.14

Net income	$0.69	$0.15

10. SEGMENT INFORMATION

We have four reportable operating segments, which include our three real property operating sectors (office, industrial, and retail) and debt related investments. We organize and analyze the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, and investment strategies and objectives. For example, the physical characteristics of our buildings, the related operating characteristics, the geographic markets, and the type of tenants are inherently different for each of our segments. The following table sets forth revenue and the components of net operating income (“NOI”) of our segments for the three months ended March 31, 2015 and 2014 (amounts in thousands):

	For the Three Months Ended March 31,
	Revenues		NOI
	2015	2014	2015	2014
Real property (1)
Office	$35,482	$34,202	$26,574	$25,323
Industrial	4,351	5,814	3,752	4,986
Retail	19,546	15,044	13,924	11,404
Debt related investments	3,203	2,013	3,203	2,013

Total	$62,582	$57,073	$47,453	$43,726

(1)	Excludes results of operations of real properties categorized as discontinued operations.

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

The following table is a reconciliation of our NOI to our reported net income attributable to common stockholders for the three months ended March 31, 2015 and 2014 (amounts in thousands):

	For the Three Months Ended March 31,
	2015	2014
Net operating income	$47,453	$43,726
Real estate depreciation and amortization expense	(20,815)	(22,350)
General and administrative expenses	(2,737)	(2,819)
Advisory fees, related party	(4,299)	(3,743)
Acquisition-related expenses	(423)	—
Impairment of real estate property	(1,400)	—
Interest and other income (expense)	632	(78)
Interest expense	(13,981)	(16,168)
Loss on extinguishment of debt and financing commitments	(896)	(63)
Gain on sale of real property	128,667	3,626
Discontinued operations	—	29,857
Net income attributable to noncontrolling interests	(8,618)	(4,550)

Net income attributable to common stockholders	$123,583	$27,438

The following table reflects our total assets by business segment as of March 31, 2015 and December 31, 2014 (amounts in thousands):

	As of
	March 31, 2015	December 31, 2014
Segment assets:
Net investments in real property
Office (1)	$938,498	$1,089,838
Industrial	61,456	207,655
Retail (2)	684,003	652,187
Debt related investments, net	87,901	94,951

Total segment assets, net	1,771,858	2,044,631
Non-segment assets:
Cash and cash equivalents	10,226	14,461
Other non-segment assets (3)	67,623	87,368
Assets held for sale (4)	819	1,673

Total assets	$1,850,526	$2,148,133

(1)	Includes approximately $20.3 million of net investments in real property related to an office property classified as held for sale in the accompanying balance sheet as of December 31, 2014.
(2)	Includes approximately $11.1 million of net investments in real property related to a retail property classified as held for sale in the accompanying balance sheet as of March 31, 2015.
(3)	Other non-segment assets primarily consist of corporate assets including restricted cash and receivables, including straight-line rent receivable.
(4)	Includes other assets and restricted cash related to properties classified as held for sale in the accompanying balance sheet as of March 31, 2015 and December 31, 2014, respectively.

11. SUBSEQUENT EVENTS

We have evaluated subsequent events for the period from March 31, 2015, the date of these financial statements, through the date these financial statements are issued.

Repayment of Mortgage Notes

Subsequent to March 31, 2015, we repaid two mortgage note borrowings in full prior to their scheduled maturity. Our “Campus Road” mortgage note had a balance of approximately $33.5 million as of March 31, 2015, with an interest rate of 4.75% and a maturity date of July 10, 2015, and was secured by an office property in the Princeton, NJ market. Our “Mansfield” mortgage note had a balance of $8.3 million as of March 31, 2015, with an interest rate of 6.03% and a maturity date of October 1, 2015, and was secured by a retail property in the Greater Boston market. Both mortgage notes were repaid in full within the open prepayment period using proceeds from our Revolving Credit Facility.

Acquisition of Real Property

On April 24, 2015, we acquired a four-building office property in Austin, TX comprising approximately 274,000 net rentable square feet from an unaffiliated third party, for a gross purchase price of approximately $68.8 million. At acquisition, the property was approximately 99% leased to 25 tenants. We acquired the property using existing cash and proceeds from our Revolving Credit Facility.

Disposition of Real Property

On May 5, 2015, we disposed of a retail property in Pittsburgh, PA comprising approximately 103,000 net rentable square feet to an unaffiliated third party. We sold the property, which had a net investment basis of approximately $11.1 million as of March 31, 2015, for a total contract sales price of $12.5 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements may relate to, without limitation, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), other development trends of the real estate industry, business strategies, and the growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors that may cause our results to vary are general economic and business (particularly real estate and capital market) conditions being less favorable than expected, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, availability and creditworthiness of prospective tenants, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, tenants’ ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental, regulatory and/or safety requirements, tenant bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control. For a further discussion of these factors and other risk factors that could lead to actual results materially different from those described in the forward-looking statements, see “Risk Factors” under Item 1A of Part 1 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 3, 2015, available at www.sec.gov, and Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

As of March 31, 2015, we had total investments with an estimated fair value of approximately $2.3 billion (calculated in accordance with our valuation procedures), comprised of:

(1)	58 operating properties located in 21 geographic markets in the United States, aggregating approximately 9.3 million net rentable square feet. As of March 31, 2015, our real property portfolio was approximately 89.5% leased. Our real property portfolio consists of:

•	19 office properties located in 14 geographic markets, aggregating approximately 4.0 million net rentable square feet, with an aggregate fair value amount of approximately $1.2 billion;

•	33 retail properties located in seven geographic markets, aggregating approximately 3.4 million net rentable square feet, with an aggregate fair value amount of approximately $833.8 million; and

•	6 industrial properties located in three geographic markets, aggregating approximately 1.9 million net rentable square feet, with an aggregate fair value amount of approximately $85.8 million.

(2)	Approximately $87.9 million in net debt related investments, including (i) investments in mortgage notes of approximately $68.4 million and (ii) investments in mezzanine loans of $19.5 million.

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

Any future and near-term obligations are expected to be funded primarily through the use of cash on hand, cash generated from operations, proceeds from our public offerings and other equity offerings, proceeds from the sale of existing investments, and the issuance and assumption of debt obligations.

•	Cash on hand — As of March 31, 2015, we had approximately $10.2 million of cash and cash equivalents.

•	Cash available under our credit facilities — As of March 31, 2015, the unused portion of our revolving line of credit and term loans was approximately $566.8 million, of which approximately $434.0 million was available due to covenant constraints.

•	Cash generated from operations — During the three months ended March 31, 2015, we generated approximately $25.6 million from operations of our real properties and income from debt related investments.

•	Proceeds from offerings of equity securities — We currently maintain a public offering which consists of the offer and sale (the “Offering”) of up to $3,000,000,000 of our shares of common stock, of which $2,250,000,000 of shares are expected to be offered to the public in a primary offering and $750,000,000 of shares are expected to be offered to our stockholders pursuant to an amended and restated distribution reinvestment plan (subject to our right to reallocate such amounts). During the three months ended March 31, 2015, we raised approximately $6.6 million in proceeds from the sale of Class A, W, and I shares in the Offering, including approximately $619,000 under the distribution reinvestment plan. Additionally, during the three months ended March 31, 2015, we received (i) approximately $4.6 million in proceeds from the distribution reinvestment plan offering of our unclassified shares of common stock, which we refer to as “Class E” shares (the “Class E DRIP Offering”), and (ii) approximately $7.3 million from partnership units (“OP Units”) issued in a real estate transaction.

•	Proceeds from sales and repayments of existing investments — During the three months ended March 31, 2015, we sold 13 properties for approximately $445.2 million. After buyer credits, closing costs, and the assumption of a related mortgage note, we received net proceeds of $311.3 million. In addition, during that period one of our debt related investments with a principal balance of $7.7 million was repaid to us in full.

We believe that our existing cash balance, cash generated from operations, proceeds from our public offerings and our ability to sell investments and to issue debt obligations remains adequate to meet our expected capital obligations for the next twelve months.

Significant Transactions During the Three Months Ended March 31, 2015

Investment Activity

Dispositions of Real Properties

During the three months ended March 31, 2015, we completed the sale of a portfolio of twelve wholly owned office and industrial properties comprising approximately 2.7 million net rentable square feet (the “Portfolio”) to an unrelated third party for a contract sales price of approximately $398.6 million. The Portfolio includes (i) six office properties comprising 1.1 million net rentable square feet located in the following markets: Los Angeles, CA (three properties, of which one disposed property was a single building from a two-building office property), Northern New Jersey, Miami, FL, and Dallas, TX, and (ii) six industrial properties comprising 1.6 million net rentable square feet located in the following markets: Los Angeles, CA, Dallas, TX, Cleveland, OH, Chicago, IL, Houston, TX, and Denver, CO.

During the three months ended March 31, 2015, we also completed the sale of a wholly owned office property located in the Dallas, TX market comprising approximately 177,000 net rentable square feet to an unrelated third party, for a contract sales price of approximately $46.6 million.

Acquisitions of Real Properties

During the three months ended March 31, 2015, we acquired (i) a retail property in the Greater Boston market comprising approximately 143,000 net rentable square feet for an acquisition price of approximately $35.5 million, and (ii) an office property in the Austin, TX market comprising approximately 155,000 net rentable square feet for an acquisition price of approximately $37.3 million.

Financing Activity

Recast of Credit Facility

During the three months ended March 31, 2015, we amended and restated our $620 million senior unsecured term loan and revolving line of credit (the “Old Facility”) to provide for a $550 million senior unsecured term loan and revolving line of credit, with a syndicate of lenders led by Bank of America, N.A., as Administrative Agent (collectively, the “Amended Facility”), consisting of a $400 million revolving credit facility (the “Revolving Credit Facility”) and a $150 million term loan (the “$150 Million Term Loan”). The Amended Facility provides us with the ability from time to time to increase the size of the Amended Facility up to a total of $900 million less the amount of any prepayments under the $150 Million Term Loan, subject to receipt of lender commitments and other conditions. As of March 31, 2015, we had outstanding borrowings of $100.0 million and $81.0 million under the $150 Million Term Loan and the Revolving Credit Facility, respectively.

New Credit Agreement

During the three months ended March 31, 2015, we entered into an unsecured credit agreement providing for a $200 million term loan with a syndicate of six lenders led by Wells Fargo Bank and National Association, which matures in February 2022 (the “$200 Million Term Loan”). We did not draw any funds under the $200 Million Term Loan during the three months ended March 31, 2015. Pursuant to the terms of the $200 Million Term Loan, we may draw up to the maximum $200.0 million on or before August 26, 2015.

Assumption and Defeasance of Mortgage Note

Upon the disposition of the Portfolio, the buyer assumed approximately $128.0 million of a mortgage note borrowing from us, which is scheduled to mature in July 2020 and bears interest at 5.46%. In addition, we were released of our obligations on $44.8 million of the mortgage note borrowing that was not assumed by the buyer through a defeasance process. Accordingly, we incurred defeasance costs of approximately $8.6 million, which are included within gain on sale of real property in the statements of income included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q. Upon such defeasance, we derecognized the associated borrowing, which was assumed by an unrelated successor borrower.

Mortgage Borrowings

During the three months ended March 31, 2015, we repaid two mortgage note borrowings in full prior to their scheduled maturity. Our “Orleans” mortgage note had a balance of approximately $13.8 million prior to payoff, with an interest rate of 6.02% and a maturity date of July 1, 2015, and was secured by a retail property in the Greater Boston market. Our “Whitman” mortgage note had a balance of $7.3 million prior to payoff, with an interest rate of 6.02% and a maturity date of July 1, 2015, and was secured by a retail property in the Greater Boston market. Both mortgage notes were repaid in full within the open prepayment period.

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

The following table sets forth the components of NAV for the Company as of March 31, 2015 and December 31, 2014 (amounts in thousands except per share information). As used below, “Fund Interests” means our Class E shares, Class A shares, Class W shares, and Class I shares, along with the OP Units held by third parties, and “Aggregate Fund NAV” means the NAV of all of the Fund Interests.

	As of March 31, 2015	As of December 31, 2014
Office properties	$1,245,000	$1,446,850
Industrial properties	85,800	248,300
Retail properties	833,770	786,705

Real properties	$2,164,570	$2,481,855
Debt related investments	87,901	94,951

Total Investments	$2,252,471	$2,576,806
Cash and other assets, net of other liabilities	(22,269)	(10,814)
Debt obligations	(827,304)	(1,192,250)
Outside investor’s interests	(4,445)	(8,652)

Aggregate Fund NAV	$1,398,453	$1,365,090
Total Fund Interests outstanding	191,434	190,547
NAV per Fund Interest	$7.31	$7.16

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

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from net book value on a GAAP basis. Most significantly, the valuation of our real estate assets, which is the largest component of our NAV calculation, will be provided to us by the Independent Valuation Firm on a daily basis. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. We generally do not undertake to mark to market our debt investments or real estate-related liabilities, but rather these assets and liabilities are usually included in our determination of NAV at an amount determined in accordance with GAAP. As disclosed in Note 7 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q, the estimated fair value of our debt liabilities, net of the fair value of our debt investments, was $16.2 million higher than the GAAP carrying balance, meaning that if we used the fair value of our debt rather than the carrying balance, our NAV would have been lower by approximately $16.2 million as of March 31, 2015. Also for NAV purposes, we mark-to-market our hedging instruments on a frequency that management determines to be practicable under the circumstances and currently we seek to mark-to-market our hedging instruments on a weekly basis. However, our NAV policies and procedures allow for that frequency to change to be more or less frequent. Other examples that will cause our NAV to differ from our GAAP net book value include the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV, and, for purposes of determining our NAV, the assumption of a value of zero in certain instances where the balance of a loan exceeds the value of the underlying real estate properties, where GAAP net book value would reflect a negative equity value for such real estate properties, even if such loans are non-recourse. Third party appraisers may value our individual real estate assets using appraisal standards that deviate from market value standards under GAAP. The use of such appraisal standards may cause our NAV to deviate from GAAP fair value principles. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP.

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

The March 31, 2015 valuation for our real properties was provided by the Independent Valuation Firm in accordance with our valuation procedures and determined starting with the appraised value. The aggregate real property valuation of $2.16 billion compares to a GAAP basis of real properties (before accumulated amortization and depreciation and the impact of intangible lease liabilities) of $2.06 billion, representing an increase of approximately $106.4 million or 5.2%. Certain key assumptions that were used by our Independent Valuation Firm in the discounted cash flow analysis are set forth in the following table based on weighted averages by property type.

	Office	Industrial	Retail	Weighted Average Basis
Exit capitalization rate	6.80%	7.27%	6.68%	6.77%
Discount rate / internal rate of return (“IRR”)	7.54%	8.01%	7.16%	7.41%
Annual market rent growth rate	3.25%	2.97%	2.90%	3.11%
Average holding period	10.6	11.1	10.4	10.5

A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, an increase in the weighted-average annual discount rate/IRR and the exit capitalization rate of 0.25% would reduce the value of our real properties by approximately 1.92% and 2.08%, respectively.

The following table sets forth the quarterly changes to the components of NAV for the Company and the reconciliation of NAV changes for each class of shares (amounts in thousands, except per share and footnoted information):

	Total	Class E Common Stock	Class A Common Stock	Class W Common Stock	Class I Common Stock	Class E OP Units
NAV as of December 31, 2014	$1,365,090	$1,168,234	$8,503	$7,997	$93,331	$87,025
Fund level changes to NAV
Realized/unrealized gains on net assets	22,540	19,114	144	137	1,605	1,540
Income accrual	26,217	22,388	165	156	1,823	1,685
Dividend accrual	(17,197)	(14,725)	(85)	(91)	(1,177)	(1,119)
Advisory fee	(3,931)	(3,356)	(25)	(23)	(274)	(253)
Performance based fee	(352)	(299)	(2)	(2)	(25)	(24)
Class specific changes to NAV
Dealer Manager fee	(49)	—	(13)	(12)	(24)	—
Distribution fee	(11)	—	(11)	—	—	—

NAV as of March 31, 2015 before share/unit sale/redemption activity	$1,392,307	$1,191,356	$8,676	$8,162	$95,259	$88,854
Share/unit sale/redemption activity
Shares/units sold	18,665	4,643	326	406	5,966	7,324
Shares/units redeemed	(12,519)	(11,177)	(101)	(90)	(836)	(315)

NAV as of March 31, 2015	$1,398,453	$1,184,822	$8,901	$8,478	$100,389	$95,863

Shares/units outstanding as of December 31, 2014	190,547	163,068	1,188	1,117	13,027	12,147
Shares/units sold	2,603	650	45	57	831	1,020
Shares/units redeemed	(1,716)	(1,530)	(14)	(13)	(116)	(43)

Shares/units outstanding as of March 31, 2015	191,434	162,188	1,219	1,161	13,742	13,124
NAV per share/unit as of December 31, 2014		$7.16	$7.16	$7.16	$7.16	$7.16
Change in NAV per share/unit		0.15	0.15	0.15	0.15	0.15

NAV per share/unit as of March 31, 2015		$7.31	$7.31	$7.31	$7.31	$7.31

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

The following unaudited table presents a reconciliation of FFO to net income for the three months ended March 31, 2015 and 2014 (amounts in thousands, except per share information):

	For the Three Months Ended March 31,
	2015	2014
Reconciliation of net earnings to FFO:
Net income attributable to common stockholders	$123,583	$27,438
Add (deduct) NAREIT-defined adjustments:
Depreciation and amortization expense (1)	20,815	22,350
Gain on disposition of real property (1)	(128,667)	(33,155)
Impairment of real estate property	1,400	—
Noncontrolling interests’ share of net income	8,618	4,550
Noncontrolling interests’ share of FFO	(1,808)	(1,561)

FFO attributable to common shares-basic	23,941	19,622
FFO attributable to dilutive OP Units	1,662	1,456

FFO attributable to common shares-diluted	$25,603	$21,078

FFO per share-basic and diluted	$0.13	$0.11

Weighted average number of shares outstanding
Basic	179,317	176,873

Diluted	191,766	189,993

(1)	Includes amounts attributable to discontinued operations.

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

Our Company-Defined FFO is derived by adjusting FFO for the following items: acquisition-related expenses and gains, losses associated with extinguishment of debt and financing commitments, and gains and losses on derivatives. Historically, Management has also adjusted FFO for certain other adjustments that did not occur in any of the periods presented, and are further described in Item 7 of Part 1 of our Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—How We Measure Our Performance.” Management’s evaluation of our future operating performance excludes the items set forth above based on the following economic considerations:

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

Gains and losses on derivatives — Gains and losses on derivatives represent the gains or losses on the fair value of derivative instruments due to hedge ineffectiveness. As these gains or losses relate to underlying long-term assets and liabilities, where we are not speculating or trading assets, our management believes that any such gains or losses are not reflective of our ongoing operations. Accordingly, we believe by excluding anticipated gains or losses on derivatives, Company-Defined FFO provides useful supplemental information for management and investors when evaluating the sustainability of our operating performance.

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

The following unaudited table presents a reconciliation of Company-Defined FFO to FFO for the three months ended March 31, 2015 and 2014 (amounts in thousands, except per share information):

	For the Three Months Ended March 31,
	2015	2014
Reconciliation of FFO to Company-Defined FFO:
FFO attributable to common shares-basic	23,941	$19,622
Add (deduct) our adjustments:
Acquisition-related expenses	423	—
Loss on extinguishment of debt and financing commitments	896	63
Unrealized loss on derivatives	11	—
Noncontrolling interests’ share of NAREIT-defined FFO	1,808	1,561
Noncontrolling interests’ share of Company-Defined FFO	(1,894)	(1,565)

Company-Defined FFO attributable to common shares-basic	25,185	19,681
Company-Defined FFO attributable to dilutive OP Units	1,748	1,460

Company-Defined FFO attributable to common shares-diluted	$26,933	$21,141

Company-Defined FFO per share-basic and diluted	$0.14	$0.11

Weighted average number of shares outstanding
Basic	179,317	176,873

Diluted	191,766	189,993

Limitations of FFO and Company-Defined FFO

FFO (both NAREIT-defined and Company-Defined) is presented herein as a supplemental financial measure and has inherent limitations. We do not use FFO or Company-Defined FFO as, nor should they be considered to be, an alternative to net income (loss) computed under GAAP as an indicator of our operating performance, or as an alternative to cash from operating activities computed under GAAP, or as an indicator of liquidity or our ability to fund our short or long-term cash requirements, including distributions to stockholders. Management uses FFO and Company-Defined FFO as indications of our future operating performance and as a guide to making decisions about future investments. Our FFO and Company-Defined FFO calculations do not present, nor do we intend them to present, a complete picture of our financial condition and operating performance. In addition, other REITs may define FFO and an adjusted FFO metric differently and choose to treat acquisition-related expenses and potentially other accounting line items in a manner different from us due to specific differences in investment strategy or for other reasons; therefore, comparisons with other REITs may not be meaningful. Our Company-Defined FFO calculation is limited by its exclusion of certain items previously discussed, but we continuously evaluate our investment portfolio and the usefulness of our Company-Defined FFO measure in relation thereto. We believe that net income (loss) computed under GAAP remains the primary measure of performance and that FFO or Company-Defined FFO are only meaningful when they are used in conjunction with net income (loss) computed under GAAP. Further, we believe that our consolidated financial statements, prepared in accordance with GAAP, provide the most meaningful picture of our financial condition and operating performance.

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

Net Operating Income (“NOI”)

We also use NOI as a supplemental financial performance measure because NOI reflects the specific operating performance of our real properties and debt related investments and excludes certain items that are not considered to be controllable in connection with the management of each property, such as other-than-temporary impairment, losses related to provisions for losses on debt related investments, gains or losses on derivatives, acquisition-related expenses, losses on extinguishment of debt and financing commitments, interest income, depreciation and amortization, general and administrative expenses, asset management fees, interest expense and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our operating financial performance as a whole, since it does exclude such items that could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. We present NOI in the tables below, and include a reconciliation to GAAP in Note 10 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Our Operating Results

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

The following unaudited table illustrates the changes in rental revenue, rental expenses and net operating income for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. Our same store portfolio includes 53 properties acquired prior to January 1, 2014 and owned through March 31, 2015, comprising approximately 8.4 million square feet. A discussion of these changes follows the table (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2015	2014	$ Change	% Change
Revenue
Base rental revenue-same store (1)	$37,742	$36,164	$1,578	4%
Other rental revenue-same store	10,084	8,707	1,377	16%

Total rental revenue-same store	47,826	44,871	2,955	7%
Rental revenue-2014/2015 acquisitions/dispositions (2)	11,553	10,189	1,364	13%

Total rental revenue	59,379	55,060	4,319	8%
Debt related income	3,203	2,013	1,190	59%

Total revenue	$62,582	$57,073	$5,509	10%

Rental Expenses
Same store	$13,158	$12,295	$863	7%
2014/2015 acquisitions/dispositions (2)	1,971	1,052	919	87%

Total rental expenses	$15,129	$13,347	$1,782	13%

Net Operating Income
Real property-same store	$34,668	$32,576	$2,092	6%
Real property-2014/2015 acquisitions/dispositions (2)	9,582	9,137	445	5%
Debt related income	3,203	2,013	1,190	59%

Total net operating income (3)	$47,453	$43,726	$3,727	9%

(1)	Base rental revenue represents contractual base rental revenue earned by us from our tenants and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above-market intangible lease assets or the amortization of below-market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as expense recovery revenue are included in the line item referred to as “other rental revenue.”
(2)	Excludes amounts associated with our discontinued operations.
(3)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “—How We Measure Our Operating Performance—Net Operating Income” above. See also Note 10 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Net Operating Income

Base Rental Revenue - Same Store

The table below presents the factors contributing to the increase in our same store base rental revenue for the three months ended March 31, 2015 and 2014 (base rent dollar amounts in thousands):

Same Store Portfolio	Base Rent for the Three Months Ended March 31,			Average % Leased for the Three Months Ended March 31,		Base Rent per Square Foot for the Three Months Ended March 31,
	2015	2014	$ Change	2015	2014	2015	2014
Office	$25,033	$23,686	$1,347	93.5%	92.7%	$7.49	$7.15
Industrial	1,295	1,202	93	80.3%	84.7%	0.85	0.74
Retail	11,414	11,276	138	93.8%	94.3%	4.10	4.03

Total base rental revenue - same store	$37,742	$36,164	$1,578	90.6%	91.4%	$4.93	$4.68

Base rental revenue in our same store office portfolio increased for the three months ended March 31, 2015, compared to the same period in 2014, primarily due to (i) new leases signed during 2014 and the three months ended March 31, 2015, (ii) expiration of rental concessions, and (iii) an increase in average base rent per square foot.

Other Rental Revenue - Same Store

Same store other rental revenue increased for the three months ended March 31, 2015, compared to the same period in 2014, primarily due to (i) a lease termination payment for approximately $1.4 million related to a tenant in our retail portfolio that we received during the three months ended March 31, 2015 and (ii) an increase in recoverable revenue due to an increase in snow removal costs incurred by properties in our Greater Boston market, partially offset by a decrease in our straight line rent adjustment within our same store portfolio.

Rental Expenses - Same Store

The table below presents the amounts recorded and changes in rental expense of our same store portfolio for the three months ended March 31, 2015 and 2014 (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2015	2014	$ Change	% Change
Real estate taxes	$4,466	$4,369	$97	2.2%
Repairs and maintenance (1)	4,858	3,445	1,413	41.0%
Utilities	1,780	2,260	(480)	-21.2%
Property management fees	860	772	88	11.4%
Insurance	322	323	(1)	-0.3%
Other	872	1,126	(254)	-22.6%

Total same store rental expense	$13,158	$12,295	$863	7.0%

(1)	The increase in repairs and maintenance expenses for the three months ended March 31, 2015, compared to the same period in 2014, is primarily attributable to snow removal costs incurred by properties in our Greater Boston market.

Debt Related Income

Debt related income increased for the three months ended March 31, 2015, compared to the same period in 2014, primarily attributable to the early repayment in full of a debt related investment of approximately $7.7 million during the three months ended March 31, 2015. The debt related income for the three months ended March 31, 2015 increased by the early repayment fee of $1.1 million we collected from the borrower and the accelerated amortization of the discount of the debt related investment due to this early repayment, partially offset by a decrease in the interest income from the debt related investments attributable to the early repayments during 2014 and 2015.

Other Operating Expenses

Real Estate Depreciation and Amortization Expense

Real estate depreciation and amortization expense decreased by $1.5 million, or 7%, for the three months ended March 31, 2015, compared to the same period in 2014, primarily due to our disposition of real properties during 2014 and 2015, partially offset by our acquisition of properties during the same period.

Advisory Fees

Advisory fees increased by $556,000, or 15%, for the three months ended March 31, 2015, compared to the same period in 2014, primarily due to (i) an increase in the performance component of the advisory fees accrued due to the increase in our non-compounded investment return and (ii) an increase in the fixed component of the advisory fees resulting from an increase in our Aggregate Fund NAV. “Aggregate Fund NAV” means the NAV of all of our Class E shares, Class A shares, Class W shares, and Class I shares, along with the OP Units held by third parties. For more information on the structure of our advisory fees, see Note 11 to our financial statements beginning on page F-1 of our Annual Report on Form 10-K filed with the Commission on March 3, 2015.

Other Income (Expenses)

Interest Expense

Interest expense decreased for the three months ended March 31, 2015, compared to the same period in 2014, primarily due to lower mortgage note borrowings. The following table further describes our interest expense by debt obligation, and includes amortization of deferred financing costs, amortization related to our derivatives, and amortization of discounts and premiums (amounts in thousands):

	For the Three Months Ended March 31,
Debt Obligation	2015	2014
Mortgage notes (1)	$11,036	$13,687
Unsecured borrowings	2,373	2,118
Other secured borrowings	318	362
Financing obligations	254	298

Total interest expense	$13,981	$16,465

(1)	Includes interest expense attributable to discontinued operations of $296,000 for the three months ended March 31, 2014.

Gain on Sale of Real Property

During the three months ended March 31, 2015, we disposed of (i) a portfolio of 12 office properties and industrial properties, for which we recorded gains on sale of real property of approximately $105.5 million, and (ii) an office property in the Dallas, TX market, for which we recorded a gain on sale of real property of approximately $23.1 million. During the three months ended March 31, 2014, we disposed of a portfolio of 12 industrial properties, for which we recorded gains on sale of real property of approximately $29.5 million, which was classified within discontinued operations. During the three months ended March 31, 2014, we also disposed of one retail property and one office property, for which we recorded gains on sale of real property of approximately $3.6 million.

Loss on Extinguishment of Debt and Financing Commitments

Loss on extinguishment of debt and financing commitments was approximately $896,000 and $63,000 for the three months ended March 31, 2015 and 2014, respectively. The loss in 2015 primarily resulted from deferred financing costs written off due to the amendment and restatement of the Old Facility on January 13, 2015 (see “Significant Transactions During the Three Months Ended March 31, 2015 – Recast of Credit Facility” above and Note 5 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information regarding the recast of the Old Facility). The loss in 2014 primarily resulted from the accelerated amortization of deferred financing costs upon the repayment of borrowings under our repurchase facilities earlier than we had originally expected.

Liquidity and Capital Resources

Liquidity Outlook

We believe our existing cash balance, our available credit under our line of credit, cash from operations, additional proceeds from our public offerings, proceeds from the sale of existing investments, and prospective debt or equity issuances will be sufficient to meet our liquidity and capital needs for the foreseeable future, including the next 12 months. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, distribution payments, debt service payments, including debt maturities of approximately $161.1 million, of which approximately $33.4 million are subject to extension options beyond March 31, 2016, redemption payments, potential issuer tender offers, acquisitions of real property and debt related investments. Subsequent to March 31, 2015, we repaid approximately $41.8 million of debt that was scheduled to mature over the next 12 months. Borrowings that are subject to extension options are also subject to certain lender covenants and restrictions that we must meet to extend the initial maturity date. We currently believe that we will qualify for these extension options. However, we cannot guarantee that we will meet the requirements to extend the notes upon initial maturity. In the event that we do not qualify to extend the notes, we expect to repay them with proceeds from new borrowings or available proceeds from the Amended Facility.

In order to maintain a reasonable level of liquidity for redemptions of Class A, Class W and Class I shares pursuant to our Second Amended and Restated Class A, W and I Share Redemption Program (the “Class AWI SRP”), we intend to generally maintain under normal circumstances the following aggregate allocation to liquid assets: (1) 10% of the aggregate NAV of our outstanding Class A, Class W and Class I shares up to $1 billion of collective Class A, Class W and Class I share NAV, and (2) 5% of the aggregate NAV of our outstanding Class A, Class W and Class I shares in excess of $1 billion of collective Class A, Class W and Class I share NAV. However, as set forth in the Class AWI SRP, no assurance can be given that we will maintain this allocation to liquid assets. Our board of directors has the right to modify, suspend or terminate our Class AWI SRP if it deems such action to be in the best interest of our stockholders. As of March 31, 2015, the aggregate NAV of our outstanding Class A, Class W and Class I shares was approximately $117.8 million.

We calculate our leverage for reporting purposes as our total borrowings, calculated on a GAAP basis, divided by the fair value of our real property and debt related investments. Based on this methodology, as of March 31, 2015, our leverage was 37%. There are other methods of calculating our overall leverage ratio that may differ from this methodology, such as the methodology used in determining our compliance with corporate borrowing covenants.

As of March 31, 2015, we had approximately $10.2 million of cash compared to $14.5 million as of December 31, 2014. The following discussion summarizes the sources and uses of our cash during the three months ended March 31, 2015.

Operating Activities

Net cash provided by operating activities increased approximately $8.6 million to approximately $25.6 million for the three months ended March 31, 2015 from approximately $17.0 million for the same period in 2014. The increase is primarily due to (i) an increase in the net operating income of our real properties, (ii) a decrease in interest expense primarily resulting from the repayment of mortgage note borrowings, and (iii) an increase in our debt related income primarily resulting from the early repayment fee received upon the repayment of a debt related investment.

Lease Expirations

Our primary source of funding for our property-level operating expenses and debt service payments is rent collected pursuant to our tenant leases. Our operating portfolio was approximately 89.5% leased as of March 31, 2015, compared to approximately 92.2% as of March 31, 2014. Our properties are generally leased to tenants for terms ranging from three to ten years. As of March 31, 2015, the weighted average remaining term of our leases was approximately 6.8 years, based on contractual remaining base rent, and 4.7 years, based on square footage. The following is a schedule of expiring leases for our consolidated operating properties by annualized base rent and square footage as of March 31, 2015 and assuming no exercise of lease renewal options (dollar amounts and square footage in thousands):

	Lease Expirations
Year	Number of Leases Expiring	Annualized Base Rent (1)%		Square Feet	%
2015 (2)	124	$10,689	6.4%	664	8.0%
2016	77	21,258	12.6%	884	10.6%
2017	73	41,667	24.8%	1,358	16.3%
2018	90	10,007	6.0%	442	5.3%
2019	96	22,970	13.7%	1,127	13.5%
2020	70	15,888	9.4%	760	9.1%
2021	30	12,353	7.3%	1,386	16.6%
2022	23	7,813	4.6%	424	5.0%
2023	19	14,069	8.4%	622	7.4%
2024	17	3,457	2.1%	238	2.9%
Thereafter	22	7,947	4.7%	441	5.3%

Total	641	$168,118	100.0%	8,346	100.0%

(1)	Annualized base rent represents the annualized monthly base rent of leases executed as of March 31, 2015.
(2)	Represents the number of leases expiring and annualized base rent for the remainder of 2015. Includes leases that are on a month-to-month basis at annualized amounts.

Our three most significant leases, together comprising approximately 33.6% of our annualized base rent as of March 31, 2015, will expire between December 2016 and September 2017. Based on market information as of March 31, 2015, we have obtained third-party estimates that current market rental rates, on a weighted-average basis utilizing annualized base rent as of March 31, 2015, are approximately 20% lower than when we entered into these leases. Accordingly, we believe replicating the cash flows from these leases would be very difficult. If any one of these tenants does not renew their respective lease, we would be at greater risk of reduced revenues due to downtime, and when the leases expire, we may be forced to lower the rental rates or offer other concessions in order to attract new tenants. In addition, we could be required to expend substantial funds to construct new tenant improvements in the vacated space.

During the three months ended March 31, 2015, we signed new leases for approximately 121,000 square feet and renewal leases for approximately 177,000 square feet. Tenant improvements and leasing commissions related to these leases were approximately $2.0 million and $795,000, respectively, or $6.42 and $2.56 per square foot, respectively. Of the leases described above, approximately 178,000 square feet were considered comparable leases related to which we realized average straight line rent growth of 14.7%. Comparable leases comprise leases for which prior leases were in place for the same suite within 12 months of executing the new lease.

Investing Activities

Net cash provided by investing activities increased approximately $133.7 million to approximately $239.4 million for the three months ended March 31, 2015 from $105.7 million for the same period in 2014. The increase is primarily due to an increase in proceeds from disposition of real properties during the three months ended March 31, 2015, compared to the same period in 2014, partially offset by the cash paid to acquire two operating properties during the three months ended March 31, 2015, compared to no acquisition activity during the same period in 2014.

Financing Activities

Net cash used in financing activities increased approximately $203.0 million to approximately $269.2 million for the three months ended March 31, 2015 from $66.2 million for the same period in 2014. The increase is primarily due to (i) the repayment of unsecured borrowings in connection with the recast of the Old Facility (see “Significant Transactions During the Three Months Ended March 31, 2015 – Recast of Credit Facility” above and Note 5 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information regarding the recast of the Old Facility) during the three months ended March 31, 2015, (ii) the payment related to the defeasance of mortgage note borrowings during the three months ended March 31 2015 as discussed above in “Significant Transactions During the Three Months Ended March 31, 2015 – Assumption and Defeasance of Mortgage Note” and in Note 5 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q, and (iii) mortgage note repayments completed during the three months ended March 31, 2015.

During the three months ended March 31, 2015, we raised approximately $6.6 million in proceeds from the sale of Class A, W, and I shares, including approximately $619,000 under the distribution reinvestment plan. We have offered and will continue to offer Class E shares of common stock through the Class E DRIP Offering. The amount raised under the Class E DRIP Offering decreased by approximately $460,000 to approximately $4.6 million for the three months ended March 31, 2015, from approximately $5.1 million for the same period in 2014. In addition, we raised approximately $7.3 million from OP Units issued in a real estate transaction.

Debt Maturities

15 of our mortgage notes with an aggregate outstanding balance as of March 31, 2015 of approximately $395.7 million, and our repurchase facility with an outstanding balance as of March 31, 2015 of $33.4 million, have initial maturities before January 1, 2017. Of these borrowings, one mortgage note with an outstanding balance of approximately $110.0 million as of March 31, 2015 and the repurchase facility have extension options beyond December 31, 2016. These extension options are subject to certain lender covenants and restrictions that we must meet to extend the maturity date. We currently believe that we will qualify for and expect to exercise our extension options. However, we cannot guarantee that we will meet the requirements to extend the repurchase facility upon its current maturity. In the event that we do not qualify to extend the repurchase facility, we expect to repay it with proceeds from new borrowings.

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

The following table sets forth relationships between the amount of distributions declared for such period and the amount reported as cash flow from operations in accordance with GAAP for the three months ended March 31, 2015 and 2014 (dollar amounts in thousands):

	For the Three Months Ended
	March 31, 2015	% of Total Distributions	March 31, 2014	% of Total Distributions
Distributions:
Common stock distributions paid in cash	$10,753	62.5%	$10,286	61.9%
Other cash distributions (1)	1,125	6.5%	1,158	7.0%

Total cash distributions	$11,878	69.0%	$11,444	68.9%
Common stock distributions reinvested in common shares	5,325	31.0%	5,173	31.1%

Total distributions	$17,203	100.0%	$16,617	100.0%

Sources of distributions:
Cash flow from operations (2)(3)	$17,203	100.0%	$16,617	100.0%
Financial performance metric:
NAREIT-defined FFO (4)	$25,603	148.8%	$21,078	126.8%

(1)	Other cash distributions include distributions declared for OP Units for the respective period, and regular distributions made during the period to our joint venture partners that are noncontrolling interest holders, which exclude distributions of disposition proceeds related to properties sold by the joint ventures.
(2)	Expenses associated with the acquisition of real property, including acquisition fees paid to our Advisor and gains or losses related to the change in fair value of contingent consideration related to the acquisition of real property, are recorded to earnings and as a deduction to our cash from operations. We incurred acquisition costs of approximately $423,000 during the three months ended March 31, 2015. We did not incur any acquisition costs during the three months ended March 31, 2014.
(3)	Our long-term strategy is to fund the payment of quarterly distributions to investors entirely from our operations. There can be no assurance that we will achieve this strategy. In periods where cash flows from operations are not sufficient to fund distributions, we fund any shortfall with proceeds from borrowings.
(4)	NAREIT-defined FFO is an operating metric and should not be used as a liquidity measure. However, management believes the relationship between NAREIT-defined FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. The definition of NAREIT-defined FFO, a reconciliation to GAAP net income, and a discussion of NAREIT-defined FFO’s inherent limitations are provided in “How We Measure Our Operating Performance” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q.

Redemptions

The following table sets forth relationships between the amount of redemption requests received by us pursuant to our Class E Share Redemption Program (the “Class E SRP”), the resulting pro-rata redemption caps, and actual amounts of Class E shares redeemed under the redemption program for each of the last four quarterly periods (share amounts in thousands):

For the Quarter Ended:	Number of Class E Shares Requested for Redemption	Number of Class E Shares Redeemed	Percentage of Class E Shares Requested for Redemption Redeemed	Percentage of Class E Shares Requested for Redemption Redeemed Pro Rata (1)	Average Price Paid per Share
June 30, 2014	16,896	5,166	30.6%	26.5%	$7.00
September 30, 2014	17,597	2,041	11.6%	8.5%	7.09
December 31, 2014	18,907	1,964	10.4%	7.4%	7.16
March 31, 2015	18,996	1,530	8.1%	5.9%	7.30

Average	18,099	2,675	14.8%	11.7%	$7.09

(1)	Represents redemptions of shares from investors that did not qualify for death or disability redemptions.

Additionally, during the first quarter of 2015, we satisfied 100% of redemption requests received pursuant to our Class AWI SRP; we redeemed approximately 116,000 Class I shares, 14,000 Class A shares, and 12,000 Class W shares for a weighted average price of approximately $7.20 per share pursuant to our Class AWI SRP. See “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q for more information regarding redemptions of shares during the three months ended March 31, 2015.

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

As of March 31, 2015, the outstanding principal balance of variable rate debt related investments indexed to LIBOR rates was $25.0 million. If the LIBOR rates relevant to our variable rate debt related investments were to decrease 10%, we estimate that our quarterly interest income would decrease by approximately $1,000 based on the LIBOR rates and our outstanding floating-rate debt related investments as of March 31, 2015.

As of March 31, 2015, the fair value of our fixed rate debt was $627.8 million and the carrying value of our fixed rate debt was $610.6 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of March 31, 2015. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of March 31, 2015, we had approximately $8.2 million of unhedged variable rate borrowings outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our remaining variable rate borrowings were to increase 10%, we estimate that our quarterly interest expense would increase by a negligible amount based on our outstanding floating-rate debt as of March 31, 2015.

As of March 31, 2015, we had interest rate swap agreements with approximately $120.4 million in excess of our outstanding borrowings under our repurchase facilities, line of credit, and term loan. We are obligated to pay our counterparties under these swap agreements regardless of the level of our unsecured borrowings. If the LIBOR rates relevant to these unused swap agreements were to decrease 10%, we estimate that our quarterly payments under these swap agreements would increase by approximately $5,000 based on our outstanding borrowings under our repurchase facilities, line of credit, and term loan as of March 31, 2015.

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

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act, is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Please see the risk factors discussed in Item 1A of Part I of our Annual Report on Form 10-K filed with the Commission on March 3, 2015. The following risk factor supplements these previously disclosed risk factors under the same heading in our Annual Report on Form 10-K.

We may raise significantly less than the maximum offering amounts in our ongoing public offerings.

We presently intend to conduct ongoing public offerings of our Class A, Class W and Class I shares of common stock pursuant to registration statements filed with the Commission. However, we may raise significantly less than the maximum amounts offered pursuant to such registration statements. The less capital we raise, the less capital we will have available to make investments in accordance with our investment strategy and policies, to provide liquidity to our stockholders and for general corporate purposes (which may include repayment of our debt or any other corporate purposes we deem appropriate).

Furthermore, the estimated use of proceeds figures presented in such registration statements and the related offering prospectuses are estimates based on a maximum raise that are derived at the beginning of each offering and are not updated throughout the offering. The actual percentage of net proceeds available to us will depend on a number of factors, including the amount of capital we raise, the actual offering costs and the portion of capital raised with respect to which we pay a primary dealer fee. For example, if we raise less than the maximum amount offered pursuant to a registration statement, we would expect the percentage of net offering proceeds available to us to be less than the estimated use of proceeds figures presented in the registration statement and related offering prospectus because many offering costs are fixed and do not depend on the amount of capital raised in the offering. In our current registered public offering of Class A, W and I shares commencing July 12, 2012, before class-specific expenses, we raised a total of $116.6 million through March 31, 2015, of which approximately 86% in net proceeds has been available to us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Redemption Program and Other Redemptions

As of March 31, 2015, no material changes had occurred to our Class E SRP or our separate Class AWI SRP as discussed in Item 5 of our Annual Report on Form 10-K filed with the Commission on March 3, 2015.

Pursuant to the Class E SRP, we will not redeem during any consecutive 12-month period more than 5% of the number of Class E shares of common stock outstanding at the beginning of such 12-month period.

Currently, the Class AWI SRP imposes a quarterly cap on the aggregate “net redemptions” of our Class A, Class W and Class I share classes equal to the amount of shares of such classes with a value (based on the redemption price per share on the day the redemption is effected) of up to 5% of the aggregate NAV of the outstanding shares of such classes as of the last day of the previous calendar quarter (the “Quarterly Cap”). We use the term “net redemptions” to mean, for any quarter, the excess of our share redemptions (capital outflows) of our Class A, Class W and Class I share classes over the share purchases net of sales commissions (capital inflows) of such classes in any ongoing public offering of Class A, Class W or Class I shares, whether in a primary offering or pursuant to a distribution reinvestment plan. On any business day during a calendar quarter, the maximum amount available for redemptions will be equal to (1) 5% of the NAV of our outstanding Class A, Class W and Class I shares, calculated as of the last day of the previous calendar quarter, plus (2) proceeds from sales of new Class A, Class W and Class I shares in the Offering (including reinvestment of distributions but net of sales commissions) since the beginning of the current calendar quarter, less (3) proceeds paid to redeem shares of such classes since the beginning of the current calendar quarter through the prior business day. For each future quarter, our board of directors reserves the right to choose whether the Quarterly Cap will be applied to “gross redemptions,” meaning, for any class and any quarter, amounts paid to redeem shares of such class since the beginning of such calendar quarter, or “net redemptions.” In addition, for each future quarter, our board of directors reserves the right to choose whether the Quarterly Cap and the “net redemptions” test will be applied to our Class A, Class W and Class I shares on a class-specific basis rather than on the aggregate basis described above. If our board of directors chooses to have the Quarterly Cap and the “net redemptions” test apply on a class-specific basis, then “net redemptions” of our Class A, Class W and Class I share classes will mean, for any class and any quarter, the excess of our share redemptions (capital outflows) of such class over the share purchases net of sales commissions (capital inflows) of such class in any ongoing public offering of Class A, Class W or Class I shares, whether in a primary offering or pursuant to a distribution reinvestment plan. Further, the quarterly cap will mean a quarterly cap on the “net redemptions” of each of our Class A, Class W and Class I share classes equal to the amount of shares of such class with an aggregate value (based on the redemption price per share on the day the redemption is effected) of up to 5% of the NAV of the outstanding shares of such class as of the last day of the previous calendar quarter. Additionally, our board of directors has the right to modify, suspend or terminate our share redemption programs if it deems such action to be in the best interest of our stockholders.

In aggregate, for the three months ended March 31, 2015, we redeemed approximately 1.7 million shares of common stock pursuant to the Class E SRP and the Class AWI SRP for approximately $12.2 million, as described further in the table below.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
January 1 - January 31, 2015	9,986	$7.14	9,986	—
February 1 - February 28, 2015	76,312	7.17	76,312	—
March 1 - March 31, 2015	1,586,256	7.30	1,586,256	—

Total	1,672,554	$7.30	1,672,554	—

(1)	Redemptions are limited under the Class E SRP and the Class AWI SRP as described above. We redeemed all Class A, W, and I shares that were requested to be redeemed during the three months ended March 31, 2015. As of March 31, 2015, we had capacity under the Class AWI SRP to redeem up to an aggregate of $11.1 million of Class A, W, and I shares. Pursuant to the Class AWI SRP, this capacity resets at the beginning of each quarter.

Unregistered Issuance of Securities

Effective February 25, 2015, the Company granted 5,501 restricted shares of common stock to non-executive level employees of the Advisor and its affiliates for past and future services for the Company in a private transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

On February 25, 2015, the Advisor acquired 224,147 restricted stock units (“Company RSUs”) from the Company. Each Company RSU will, upon vesting, be settled in one share of the Company’s Class I common stock. The Company RSUs are subject to specified vesting and settlement provisions and, upon settlement in Class I shares of Company common stock, require offset of advisory fees and expenses otherwise payable from the Company to the Advisor based on a value of $7.18 per share (the net asset value per Class I share on February 25, 2015). In connection with this transaction, on February 25, 2015, the Advisor granted, in the aggregate, 224,147 restricted stock units (“Advisor RSUs”) to certain employees of the Advisor and its affiliates. Each Advisor RSU will, upon vesting, be settled in one share of the Company’s Class I common stock. The Advisor RSUs are subject to specified vesting and settlement provisions and, upon settlement in Class I shares of Company common stock, require offset of compensation otherwise payable from the Advisor to the applicable employee based on a value of $7.18 per share. The securities issued by the Company pursuant to this paragraph were issued in private transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed March 21, 2012

3.2	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.3	Articles Supplementary (Class A shares), incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.4	Articles Supplementary (Class W shares), incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.5	Articles Supplementary (Class I shares), incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed July 12, 2012

3.6	Certificate of Correction to Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 26, 2014

3.7	Sixth Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed December 8, 2014

4.1	Fourth Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed July 12, 2012

4.2	Class E Share Redemption Program, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed July 12, 2012

4.3	Statement regarding transfer restrictions, preferences, limitations and rights of holders of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-11 (No. 333-175989), filed April 15, 2013

4.4	Second Amended and Restated Class A, W and I Share Redemption Program, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 17, 2014

10.1	Primary Dealer Fee Extension Notice, dated March 26, 2015, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed March 26, 2015

10.2	Selected Dealer Agreement with Raymond James & Associates, Inc., dated March 26, 2015, incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K, filed March 26, 2015

10.3	Amended and Restated Credit and Term Loan Agreement, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed January 13, 2015

10.4	Credit Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 2, 2015

10.5	Purchase and Sale Contract by and between TRT NOIP Doolittle — Redondo Beach LP, TRT NOIP Sheila — Commerce LP, TRT NOIP Corporate Center Drive — Newbury Park LP, TRT NOIP Sylvan Way — Parsippany LLC, TRT NOIP Sw 80 — Plantation LLC, TRT NOIP Connection — Irving LP, TRT NOIP Maple — El Segundo LP, TRT NOIP Glenville — Richardson LP, TRT NOIP Columbia — Richfield LLC, TRT NOIP Corporate Drive — Dixon LLC, TRT NOIP Eagle LP, TRT NOIP East 28 — Aurora LLC, GPT Doolittle Drive Owner LP, GPT Sheila Street Owner LP, GPT Corporate Center-Thousand Oaks Owner LP, GPT Sylvan Way Owner LLC, GPT SW 80th Street Owner LLC, GPT Maple Avenue Owner LP, GPT Connection Drive Owner LLC, GPT Glenville Drive Owner LLC, GPT Columbia Road Owner LLC, GPT Corporate Drive-Dixon Owner LLC, GPT Vickery Drive Owner LLC, and GPT 28th Avenue Aurora Owner LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.15 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-197767), filed January 29, 2015

10.6	Amended and Restated Purchase and Sale Contract between TRT NOIP Sheila — Commerce LP, TRT NOIP Corporate Center Drive — Newbury Park LP, TRT NOIP Connection — Irving LP, TRT NOIP Glenville — Richardson LP, TRT NOIP Columbia — Richfield LLC, TRT NOIP Eagle LP, TRT NOIP East 28 — Aurora LLC, GPT Sheila Street Owner LP, GPT Corporate Center-Thousand Oaks Owner LP, GPT Connection Drive Owner LLC, GPT Columbia Road Owner LLC, GPT Vickery Drive Owner LLC, and GPT 28th Avenue Aurora Owner LLC, dated January 15, 2015, incorporated by reference to Exhibit 10.16 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-197767), filed January 29, 2015

10.7	Amended and Restated Purchase and Sale Contract between TRT NOIP Doolittle — Redondo Beach LP, TRT NOIP Sw 80 — Plantation LLC, TRT NOIP Corporate Drive — Dixon LLC, GPT Doolittle Drive Owner LP, GPT SW 80th Street Owner LLC, and GPT Corporate Drive-Dixon Owner LLC, dated January 15, 2015, incorporated by reference to Exhibit 10.17 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-197767), filed January 29, 2015

10.8	Amended and Restated Purchase and Sale Contract by and between TRT NOIP Sylvan Way — Parsippany LLC, TRT NOIP Maple — El Segundo LP, GPT Sylvan Way Owner LLC, and GPT Maple Avenue Owner LP, dated January 15, 2015, incorporated by reference to Exhibit 10.18 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-197767), filed January 29, 2015

Exhibit Number	Description

10.9	Restricted Stock Unit Agreement between the Company and Dividend Capital Total Advisors LLC, dated February 25, 2015 (relating to 135,359 restricted stock units), incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 2, 2015

10.10	Restricted Stock Unit Agreement between the Company and Dividend Capital Total Advisors LLC, dated February 25, 2015 (relating to 88,788 restricted stock units), incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed March 2, 2015

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Consent of Altus Group U.S., Inc.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

Date: May 12, 2015	/s/ JEFFREY L. JOHNSON
Jeffrey L. Johnson Chief Executive Officer

Date: May 12, 2015	/s/ M. KIRK SCOTT
M. Kirk Scott Chief Financial Officer and Treasurer