Form 10-Q
period 2015-06-30
Dividend Capital Diversified Property Fund Inc.
filed 2015-08-13
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________________

FORM 10-Q

_______________________________________

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

Or

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to                     .

Commission File No. 000-52596

_______________________________________

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

(Exact name of registrant as specified in its charter)

_______________________________________

Maryland	30-0309068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

518 Seventeenth Street, 17th Floor Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 228-2200

_______________________________________

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

As of August 6, 2015, 158,430,848 unclassified shares of common stock (referred to as “Class E” shares), 1,389,239 shares of Class A common stock, 1,292,108 shares of Class W common stock, and 21,968,417 shares of Class I common stock of Dividend Capital Diversified Property Fund Inc., each with a par value $0.01 per share, were outstanding.

Dividend Capital Diversified Property Fund Inc.

Form 10-Q

June 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and footnoted information)

	As of
	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Investments in real property	$2,199,150	$2,442,509
Accumulated depreciation and amortization	(473,526)	(513,083)
Total net investments in real property (1)	1,725,624	1,929,426
Debt related investments, net	56,548	94,951
Total net investments	1,782,172	2,024,377
Cash and cash equivalents	28,919	14,461
Restricted cash	19,026	27,452
Other assets, net	47,223	59,916
Assets held for sale	—	21,927
Total Assets	$1,877,340	$2,148,133
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$73,089	$49,974
Mortgage notes and other secured borrowings (2)	574,043	853,267
Unsecured borrowings	250,000	345,000
Intangible lease liabilities, net	54,994	86,243
Other liabilities	26,371	47,789
Liabilities associated with assets held for sale	—	1,880
Total Liabilities	978,497	1,384,153
Equity:
Stockholders’ equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 182,067,150 and 178,399,679 shares issued and outstanding, as of June 30, 2015 and December 31, 2014, respectively (3)	1,821	1,784
Additional paid-in capital	1,607,115	1,586,444
Distributions in excess of earnings	(802,620)	(893,791)
Accumulated other comprehensive loss	(9,405)	(10,120)
Total stockholders’ equity	796,911	684,317
Noncontrolling interests	101,932	79,663
Total Equity	898,843	763,980
Total Liabilities and Equity	$1,877,340	$2,148,133

__________________

(1)

Includes approximately $83.3 million and $82.7 million, after accumulated depreciation and amortization, in consolidated real property variable interest entity investments as of June 30, 2015 and December 31, 2014, respectively.

(2)	Includes approximately $58.8 million and $59.4 million in consolidated mortgage notes in variable interest entity investments as of June 30, 2015 and December 31, 2014, respectively.
(3)

Includes 157,819,161 shares of Class E common stock, 1,362,971 shares of Class A common stock, 1,193,192 shares of Class W common stock, and 21,691,826 shares of Class I common stock issued and outstanding as of June 30, 2015, and 163,067,835 shares of Class E common stock, 1,187,215 shares of Class A common stock, 1,116,698 shares of Class W common stock, and 13,027,931 shares of Class I common stock issued and outstanding as of December 31, 2014.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share and footnoted information)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE:
Rental revenue	$51,075	$55,080	$110,454	$110,140
Debt related income	1,584	1,760	4,787	3,773
Total Revenue	52,659	56,840	115,241	113,913
EXPENSES:
Rental expense	13,407	11,796	28,536	25,143
Real estate depreciation and amortization expense	19,738	22,213	40,554	44,562
General and administrative expenses (1)	3,123	3,125	5,861	5,944
Advisory fees, related party	4,497	3,853	8,796	7,595
Acquisition-related expenses	179	252	602	252
Impairment of real estate property (2)	224	—	1,624	—
Total Operating Expenses	41,168	41,239	85,973	83,496
Other Income (Expenses):
Interest and other income	163	341	797	263
Interest expense	(11,275)	(15,105)	(25,256)	(31,273)
Loss on extinguishment of debt and financing commitments	(272)	—	(1,168)	(63)
Gain on sale of real property (3)	—	2,837	128,667	6,462
Income from continuing operations	107	3,674	132,308	5,806
Discontinued operations (4)	—	142	—	29,999
Net Income	107	3,816	132,308	35,805
Net income attributable to noncontrolling interests	(37)	(330)	(8,655)	(4,880)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$70	$3,486	$123,653	$30,925

Net income per basic and diluted common share:
Continuing operations	$0.00	$0.02	$0.68	$0.03
Discontinued operations	$—	$0.00	$—	$0.14
NET INCOME PER BASIC AND DILUTED COMMON SHARE	$0.00	$0.02	$0.68	$0.17
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	183,157	177,529	181,247	177,202
Diluted	196,267	190,386	194,029	190,190
Distributions declared per common share	$0.0896	$0.0873	$0.1793	$0.1747

__________________

(1)

Includes approximately $1.8 million and $1.6 million paid to our Advisor and its affiliates for reimbursable expenses during the three months ended June 30, 2015 and 2014, respectively, and approximately $3.5 million and $3.3 million paid to our Advisor and its affiliates for reimbursable expenses during the six months ended June 30, 2015 and 2014, respectively.

(2)	Includes approximately $125,000 paid to our Advisor for advisory fees associated with the disposition of real properties during the three and six months ended June 30, 2015.
(3)

Includes approximately $65,000 paid to our Advisor for advisory fees associated with the disposition of real properties during the three months ended June 30, 2014, and approximately $4.5 million and $328,000 paid to our Advisor for advisory fees associated with the disposition of real properties during the six months ended June 30, 2015 and 2014, respectively.

(4)	Includes approximately $1.6 million paid to our Advisor for advisory fees associated with the disposition of real properties during the six months ended June 30, 2014.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net Income	$107	$3,816	$132,308	$35,805
Other Comprehensive (Loss) Income:
Net unrealized change from available-for-sale securities	—	—	—	(211)
Unrealized change from cash flow hedging derivatives	2,572	(92)	765	229
Comprehensive income	2,679	3,724	133,073	35,823
Comprehensive income attributable to noncontrolling interests	(206)	(324)	(8,705)	(4,776)
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,473	$3,400	$124,368	$31,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(In thousands)

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Balances, December 31, 2014	178,400	$1,784	$1,586,444	$(893,791)	$(10,120)	$79,663	$763,980
Comprehensive income (loss):
Net income	—	—	—	123,653	—	8,655	132,308
Unrealized change from cash flow hedging derivatives	—	—	—	—	710	55	765
Common stock:
Issuance of common stock, net of offering costs	10,289	103	70,051	—	—	—	70,154
Issuance of common stock, stock-based compensation plans	177	2	635	—	—	—	637
Redemptions of common stock	(6,799)	(68)	(50,080)	—	—	—	(50,148)
Amortization of stock-based compensation	—	—	16	—	—	—	16
Distributions declared on common stock	—	—	—	(32,482)	—	—	(32,482)
Noncontrolling interests:
Contributions of noncontrolling interests	—	—	—	—	—	16,517	16,517
Distributions declared to noncontrolling interests	—	—	—	—	—	(2,316)	(2,316)
Redemptions of noncontrolling interests	—	—	49	—	5	(642)	(588)
Balances, June 30, 2015	182,067	$1,821	$1,607,115	$(802,620)	$(9,405)	$101,932	$898,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$132,308	$35,805
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate depreciation and amortization expense	40,554	44,562
Gain on disposition of real property	(128,667)	(36,140)
Impairment of real estate property	1,624	—
Loss on extinguishment of debt and financing commitments	1,168	63
Other adjustments to reconcile net income to net cash provided by operating activities	1,473	5,880
Changes in operating assets and liabilities	(592)	(11,154)
Net cash provided by operating activities	47,868	39,016
INVESTING ACTIVITIES:
Acquisition of real property	(132,221)	(12,316)
Capital expenditures in real property	(7,210)	(6,317)
Proceeds from disposition of real property	323,030	96,602
Principal collections on debt related investments	30,394	23,330
Other investing activities	(7,077)	(154)
Net cash provided by investing activities	206,916	101,145
FINANCING ACTIVITIES:
Mortgage note principal repayments	(68,905)	(45,614)
Defeasance of mortgage note borrowings	(53,267)	—
Net repayments of revolving line of credit borrowings	(75,000)	(30,000)
Repayment of term loan	(20,000)	—
Repayment of other secured borrowings	(25,796)	(571)
Redemption of common shares	(27,412)	(27,821)
Distributions on common stock	(21,180)	(20,571)
Proceeds from sale of common stock	62,138	28,236
Offering costs for issuance of common stock	(2,577)	(2,193)
Distributions to noncontrolling interest holders	(2,193)	(7,222)
Other financing activities	(6,135)	(6,303)
Net cash used in financing activities	(240,327)	(112,059)

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,457	28,102
CASH AND CASH EQUIVALENTS, beginning of period	14,461	24,778
CASH AND CASH EQUIVALENTS, end of period	$28,919	$52,880
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$24,211	$28,923
Supplemental Disclosure of Noncash Investing and Financing Activities:
Common stock issued pursuant to the distribution reinvestment plan	$10,585	$10,411
Issuances of OP Units for beneficial interests	$7,324	$—
Non-cash investment in real property	—	12,232
Non-cash principal collection on debt related investments *	$11,228	$7,125
Non-cash disposition of real property *	$128,008	$94,011
Non-cash repayment of mortgage note and other secured borrowings *	$139,236	$101,136

__________________

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

June 30, 2015

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

We operate in such a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes, and we utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through our operating partnership, Dividend Capital Total Realty Operating Partnership, L.P. (our “Operating Partnership”).

We are the sole general partner of our Operating Partnership. In addition, we have contributed 100% of the proceeds received from our offerings of common stock to our Operating Partnership in exchange for partnership units (“OP Units”) representing our interest as a limited partner of the Operating Partnership. As of June 30, 2015 and December 31, 2014, we owned approximately 93.3% and 93.6%, respectively, of the limited partnership interests in our Operating Partnership, and the remaining limited partnership interests in our Operating Partnership were owned by third-party investors. Our Operating Partnership has classes of OP Units that correspond to our four classes of common stock: Class E OP Units, Class A OP Units, Class W OP Units, and Class I OP Units. As of June 30, 2015 and December 31, 2014, our Operating Partnership had issued and outstanding approximately 13.1 million and 12.1 million Class E OP Units held by third party investors, respectively, which represent limited partnership interests issued in connection with its private placement offerings. As of June 30, 2015 and December 31, 2014, such Class E OP Units had a maximum approximate redemption value of $96.5 million and $87.0 million, respectively, based on the most recent selling price of our common stock pursuant to our primary offering. Furthermore, during the six months ended June 30, 2015, we exercised our option to acquire, at fair value, previously sold fractional interests in a retail property in the Jacksonville, FL market for a combination of (i) approximately 1.0 million Class E OP Units issued at a price of $7.18 per OP Unit, representing approximately $7.3 million of the aggregate purchase price and (ii) approximately $783,000 in cash. The result of this activity was a net decrease in our financing obligations of approximately $17.9 million and a net increase in our noncontrolling interests of $16.2 million.

Dividend Capital Total Advisors LLC (our “Advisor”), a related party, manages our day-to-day activities under the terms and conditions of an advisory agreement (as amended from time to time, the “Advisory Agreement”). Our Advisor and its affiliates receive various forms of compensation, reimbursements and fees for services relating to the investment and management of our real estate assets.

We are currently offering shares of our common stock to the public pursuant to a public offering and to our stockholders pursuant to an amended and restated distribution reinvestment plan. During the six months ended June 30, 2015, we raised gross proceeds of approximately $74.8 million from the sale of approximately 10.3 million shares, including approximately $10.6 million raised through our distribution reinvestment plan.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim condensed consolidated financial statements (herein referred to as “financial statements,” “balance sheets,” “statements of income,” “statement of equity,” or “statements of comprehensive income”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, these financial statements do not include all the information and disclosure required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of operating results for a full year. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Commission on March 3, 2015. There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2015 other than the updates described below.

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

New Accounting Pronouncements

In June 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2015-10 (“ASU 2015-10”), which (i) made technical corrections and improvements to ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”), which became effective upon the issuance of ASU 2015-10, and (ii) made technical corrections and improvements to ASC Topic 820, Fair Value Measurement and Disclosures (“ASC Topic 820”), which is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015, with early adoption permitted, including adoption in an interim period. We are currently evaluating the impact this guidance will have on our financial statements as well as the expected adoption method.

In April 2015, the FASB issued Accounting Standards Update 2015-03 (“ASU 2015-03”), which simplifies the presentation of debt issuance costs in financial statements. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by this guidance. ASU 2015-03 is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015 and will require retrospective application. Early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the impact this guidance will have on our financial statements as well as the expected adoption method.

In May 2014, the FASB issued Accounting Standards Update 2014-09 (“ASU 2014-09”), which provides new guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The new guidance specifically excludes revenue associated with lease contracts. In June 2015, the FASB agreed to defer the effective date of this guidance for a year from the original effective date outlined in ASU 2014-09, and as a result, the guidance will be effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017 and will require full or modified retrospective application. Early adoption is permitted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. We are currently evaluating the impact this guidance will have on our financial statements as well as the expected adoption method.

3. INVESTMENTS IN REAL PROPERTY

Currently, our consolidated investments in real property consist of investments in office, industrial and retail properties. The following tables summarize our consolidated investments in real property as of June 30, 2015 and December 31, 2014 (amounts in thousands):

Real Property	Land	Building and Improvements	Intangible Lease Assets	Total Investment Amount	Intangible Lease Liabilities	Net Investment Amount
As of June 30, 2015:
Office	$203,990	$790,061	$301,969	$1,296,020	$(17,751)	$1,278,269
Industrial	9,572	64,910	16,436	90,918	(344)	90,574
Retail	241,810	479,455	90,947	812,212	(64,104)	748,108
Total gross book value	455,372	1,334,426	409,352	2,199,150	(82,199)	2,116,951
Accumulated depreciation/amortization	—	(185,015)	(288,511)	(473,526)	27,205	(446,321)
Total net book value	$455,372	$1,149,411	$120,841	$1,725,624	$(54,994)	$1,670,630
As of December 31, 2014:
Office (1)	$238,505	$818,659	$359,057	$1,416,221	$(21,535)	$1,394,686
Industrial	25,502	193,878	48,421	267,801	(41,011)	226,790
Retail	237,605	464,479	86,820	788,904	(62,292)	726,612
Total gross book value	501,612	1,477,016	494,298	2,472,926	(124,838)	2,348,088
Accumulated depreciation/amortization	—	(204,165)	(319,081)	(523,246)	38,595	(484,651)
Total net book value	$501,612	$1,272,851	$175,217	$1,949,680	$(86,243)	$1,863,437

__________________

(1)

Includes $4.1 million in land, $19.3 million in building and improvements, and $7.0 million in intangible lease assets before accumulated depreciation of $10.2 million, related to an office property classified as held for sale in the accompanying balance sheet as of December 31, 2014.

Acquisitions

The following table summarizes our acquisitions of real properties during the six months ended June 30, 2015 (dollar amounts and square footage in thousands):

Real Property	Market	Property Type	Number of Properties	Date of Acquisition	Acquired Ownership	Acquisition Price	Net Rentable Square Feet	Percent Leased
City View	Austin, TX	Office	1	April 24, 2015	100%	$68,750	274	99%
South Cape	Greater Boston (1)	Retail	1	March 18, 2015	100%	35,450	143	92%
Rialto	Austin, TX	Office	1	January 15, 2015	100%	37,300	155	94%
Total 2015 real property acquisitions			3			$141,500	572	96%

__________________

(1)

Our Greater Boston market comprises the greater metro area around Boston, MA. As of June 30, 2015, properties in our Greater Boston market are located in the following states: Massachusetts, Connecticut, New Hampshire, and Rhode Island.

The following table summarizes the allocation of the fair value of our acquired real properties during the six months ended June 30, 2015 (dollar amounts in thousands):

								Weighted-average Amortization Period (Years)
Real Property	Land	Building and Improvements	Intangible Lease Assets	Intangible Lease Liabilities	Total Fair Value	Prorations and Credits	Contract Price	Intangible Lease Assets	Intangible Lease Liabilities
City View	$4,606	$55,868	$9,382	$(1,543)	$68,313	$437	$68,750	4.5	3.9
South Cape	9,936	22,877	4,675	(2,038)	35,450	—	35,450	7.9	23.8
Rialto	5,094	26,740	5,751	(447)	37,138	162	37,300	5.2	2.7
Total 2015 real property acquisitions	$19,636	$105,485	$19,808	$(4,028)	$140,901	$599	$141,500	5.5	13.8

For the three and six months ended June 30, 2015, our consolidated statements of income include aggregate revenue and net operating income (“NOI”) attributable to our acquired real properties during the six months ended June 30, 2015 as shown in the table below (amounts in thousands):

	For the Three Months Ended June 30, 2015		For the Six Months Ended June 30, 2015
	Revenue	NOI (1)	Revenue	NOI (1)
Real Property
City View	$1,547	$1,028	$1,547	$1,028
South Cape	813	591	1,049	812
Rialto	1,171	738	2,068	1,254
Total	$3,531	$2,357	$4,664	$3,094

__________________

(1)	For a discussion as to why we view NOI to be an appropriate supplemental performance measure and a reconciliation to GAAP net income, refer to Note 10.

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

During the six months ended June 30, 2015, we disposed of the following properties (dollar amounts and square footage in thousands):

Type of Property	Market	DPF Ownership	Building Square Feet	Disposition Date	Contract Sales Price	Gain on Sale
Retail	Pittsburgh, PA	100%	103	May 5, 2015	$12,500	$—
Office and Industrial Portfolio (1)	Various (1)	100%	2,669	March 11, 2015	398,635	105,542
Office	Dallas, TX	100%	177	January 16, 2015	46,600	23,125
			2,949		$457,735	$128,667

__________________

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

For the three and six months ended June 30, 2015, our consolidated statements of income include $0 and $6.3 million of aggregate revenue, respectively, and $0 and $6.1 million of NOI attributable to the Portfolio. For the three and six months ended June 30, 2014, our consolidated statements of income include $8.6 million and $16.9 million of aggregate revenue, respectively, and $8.4 million and $16.6 million of NOI, respectively, attributable to the Portfolio.

Assets Held for Sale

We did not have any assets or related liabilities classified as held for sale as of June 30, 2015. As of December 31, 2014, we had agreed to dispose of an office property to an unrelated third party. Accordingly, the assets and liabilities related to this property were classified as held for sale in the accompanying balance sheet as of December 31, 2014. We sold the property on January 16, 2015. The following table summarizes the carrying amounts of the major classes of assets and liabilities classified as held for sale as of December 31, 2014 (amounts in thousands):

As of December 31, 2014
Land	$4,075
Building and improvements	19,337
Intangible lease assets	7,005
Accumulated depreciation	(10,163)
Other assets, net	1,673
Assets held for sale	$21,927
Other liabilities	1,880
Liabilities related to assets held for sale	$1,880

Real Property Impairment

During the three and six months ended June 30, 2015, we recorded $224,000 and $1.6 million of impairment charges, respectively, related to one of our wholly-owned retail properties in the Pittsburgh, PA market, which was classified as held for sale as of March 31, 2015. As of March 31, 2015, the net book value of this retail property exceeded our estimate of the fair value of the property less the cost to sell by $1.4 million. Accordingly, we recorded an impairment to reduce the net book value of the property to our estimate of its fair value less the cost to sell. During the three months ended June 30, 2015, we recorded an additional impairment of $224,000 related to this retail property primarily due to additional capital expenditures and transaction costs incurred during the three months ended June 30, 2015.

Discontinued Operations

We present the results of operations and the respective aggregate net gains (losses), of (i) any property or group of properties that were disposed or classified as held for sale as of December 31, 2013 when the operations and cash flows have been (or will be) eliminated from our ongoing operations and we will not have any significant continuing involvement, and (ii) any property or group of properties, the disposal of which would represent a strategic shift that has (or will have) a major effect on our operations and financial results, when such property (or group of properties) have been disposed of or classified as held for sale, as discontinued operations in our accompanying statements of income. Interest expense is included in discontinued operations only if it is directly attributable to these operations or properties. Discontinued operations for the three and six months ended June 30, 2014 include the results of operations and net gain on the disposition of 12 properties classified as held for sale as of December 31, 2013. Properties sold or classified as held for sale after December 31, 2013 are not classified as discontinued operations unless the sale or classification as held for sale meets the new accounting requirements pursuant to Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, issued by the FASB in April 2014. We did not have any discontinued operations for the three and six months ended June 30, 2015. The following table summarizes amounts recorded as discontinued operations for the three and six months ended June 30, 2014 (amounts in thousands):

	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
Revenues	$(26)	$969
Rental expense	27	(340)
Interest expense	—	(296)
Other expenses	(8)	(12)
Income from discontinued operations	(7)	321
Gain on disposition	149	29,678
Discontinued operations	142	29,999
Discontinued operations attributable to noncontrolling interests	(10)	(4,462)
Discontinued operations attributable to common stockholders	$132	$25,537

We did not record any capital expenditures related to our discontinued operations during the three or six months ended June 30, 2014. We did not record any significant operating or investing noncash items related to our discontinued operations during the three months ended June 30, 2014. The following table summarizes significant operating and investing noncash items related to our discontinued operations for the six months ended June 30, 2014 (amounts in thousands):

For the Six Months Ended June 30, 2014
Noncash items:
Straight-line rent adjustments	$(41)
Non-cash disposition of real property	80,361

Rental Revenue

The following table summarizes the adjustments to rental revenue related to the amortization of above-market lease assets, below-market lease liabilities, and straight-line rental adjustments for the three and six months ended June 30, 2015 and 2014. In addition, the following table summarizes tenant recovery income received from tenants for real estate taxes, insurance and other property operating expenses and recognized as rental revenue (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Straight-line rent adjustments	$(43)	$485	$(398)	$1,790
Above-market lease assets	(1,256)	(1,713)	(2,616)	(3,437)
Below-market lease liabilities	1,389	1,561	3,103	3,392
Total increase to rental revenue	$90	$333	$89	$1,745
Tenant recovery income (1)	$8,573	$7,682	$18,738	$15,884

__________________

(1)

Tenant recovery income presented in this table excludes real estate taxes that were paid directly by our tenants that are subject to triple net lease contracts. Such payments totaled approximately $1.5 million and $3.1 million during the three months ended June 30, 2015 and 2014, respectively, and approximately $4.1 million and $6.2 million during the six months ended June 30, 2015 and 2014, respectively.

Concentration of Credit Risk

Concentration of credit risk with respect to our sources of revenue currently exists due to a number of tenants whose rental payments to us make up a relatively high percentage of our rental revenue. The following is a summary of the top five tenants as a percentage of consolidated annual base rent and square feet as of June 30, 2015 (dollar amounts and square feet in thousands):

Tenant	Locations	Industry	Annualized Base Rent (1)	% of Total Annualized Base Rent	Square Feet	% of Total Portfolio Square Feet
Charles Schwab & Co., Inc.	1	Securities, Commodities, Fin. Inv./Rel. Activities	$22,992	13.7%	594	7.2%
Sybase	1	Publishing Information (except Internet)	17,971	10.7%	405	4.9%
Northrop Grumman	1	Professional, Scientific and Technical Services	15,901	9.4%	575	7.0%
Stop & Shop	15	Food and Beverage Stores	14,251	8.5%	882	10.7%
Novo Nordisk	1	Chemical Manufacturing	4,535	2.7%	167	2.0%
	19		$75,650	45.0%	2,623	31.8%

__________________

(1)	Annualized base rent represents the annualized monthly base rent of executed leases as of June 30, 2015.

Rental revenue from our lease with Charles Schwab & Co., Inc., as master tenant of one of our office properties, represented approximately $13.0 million, or 11.3%, of our total revenue for the six months ended June 30, 2015. Our properties in Massachusetts, New Jersey, California, Texas, and Virginia accounted for approximately 20%,  17%,  16%,  12%, and 10%, respectively, of our total gross investment in real property portfolio as of June 30, 2015. A deterioration of general economic or other relevant conditions, changes in governmental laws and regulations, acts of nature, demographics or other factors in any of those states or the geographical region in which they are located could result in the loss of a tenant, a decrease in the demand for our properties and a decrease in our revenues from those markets, which in turn may have a disproportionate and material adverse effect on our results of operations and financial condition.

4. DEBT RELATED INVESTMENTS

As of June 30, 2015 and December 31, 2014, we had invested in seven and 11 debt related investments, respectively. The weighted average maturity of our debt related investments structured as mortgage notes as of June 30, 2015 was 3.1 years, based on our recorded net investments. As discussed in Note 11, we received full repayment of a mezzanine debt investment subsequent to June 30, 2015. The following table describes our debt related income for the three and six months ended June 30, 2015 and 2014 (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Weighted Average Yield as of
Investment Type	2015	2014	2015	2014	June 30, 2015 (1)
Mortgage notes (2)	$730	$1,060	$3,143	$2,411	5.8%
Mezzanine debt	854	700	1,644	1,362	16.7%
Total	$1,584	$1,760	$4,787	$3,773	10.0%

__________________

(1)

Weighted average yield is calculated on an unlevered basis using the amount invested, current interest rates and accretion of premiums or discounts realized upon the initial investment for each investment type as of June 30, 2015. As of June 30, 2015, all of our debt related investments bear interest at fixed rates.

(2)

We had three debt related investments repaid in full during the six months ended June 30, 2015 and 2014. During the three and six months ended June 30, 2015 and 2014, amounts recorded include early repayment fees received and accelerated amortization of origination fees offset by accelerated amortization of deferred due diligence costs related to certain of these repayments.

Repayments

During the six months ended June 30, 2015, we received full repayments of three debt related investments, which were structured as mortgage notes. We received cash proceeds from the repayments of approximately $31.0 million, which comprised principal repayments of $41.1 million and an early repayment fee of $1.1 million, partially offset by the repayments of borrowings secured by these and other debt related investments of approximately $11.2 million.

Impairment

We review each of our debt related investments on a quarterly basis, and more frequently when such an evaluation is warranted, to determine if impairment exists. Accordingly, we do not group our debt related investments into classes by credit quality indicator. A debt related investment is impaired when, based on current information and events (including economic, industry and geographical factors), it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the agreement. When an investment is deemed impaired, the impairment is measured based on the expected future cash flows discounted at the investment’s effective interest rate. As a practical expedient, we may measure impairment based on the fair value of the collateral of an impaired collateral-dependent debt related investment. Regardless of the measurement method, we measure impairment based on the fair value of the collateral when it is determined that foreclosure is probable. We had recorded an allowance for loan loss of $3.0 million as of December 31, 2014. Based on our review during the three months ended June 30, 2015, we determined that the impaired debt related investment did not have any value and therefore recorded a direct write-off of the allowance for loan loss of $3.0 million. We did not record any current period provision for loan loss or recoveries of amounts previously charged off during the three and six months ended June 30, 2015.

We had one B-note debt related investment on non-accrual status as of December 31, 2014. We did not have any debt related investment on non-accrual status as of June 30, 2015. When a debt related investment is on non-accrual status, we record income on the investment using the cash basis of accounting. All of our debt related investments that were past due 90 days or more were on non-accrual status as of December 31, 2014.

As of December 31, 2014, we had one impaired debt related investment with an unpaid principal balance of approximately $3.0 million. The following table describes our recorded investment in debt related investments before allowance for loan loss, and the related allowance for loan loss (amounts in thousands):

	Debt Related Investments Individually Evaluated for Impairment as of
	June 30, 2015	December 31, 2014
Debt related investments	$56,548	$97,951
Less: Allowance for loan losses	—	(3,000)
Total	$56,548	$94,951

As of December 31, 2014, our impaired debt related investment was a subordinate debt related investment. As of December 31, 2014, we had a gross recorded investment in impaired debt related investments of $3.0 million, with a related allowance for loan loss of $3.0 million. As of June 30, 2015 and December 31, 2014, we did not have any impaired loans for which we have not recorded an allowance for loan loss.

We did not record any interest income related to our impaired debt related investment during the three and six months ended June 30, 2015 or 2014.

5. DEBT OBLIGATIONS

The following table describes our borrowings as of June 30, 2015 and December 31, 2014 (dollar amounts in thousands):

	Weighted Average Stated Interest Rate as of		Outstanding Balance as of (1)		Gross Investment Amount Securing Borrowings as of (2)
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Fixed-rate mortgages	5.9%	5.8%	$565,973	$807,994	$1,061,699	$1,625,637
Floating-rate mortgages (3)	3.2%	3.2%	8,070	8,250	16,382	16,118
Total mortgage notes	5.9%	5.8%	574,043	816,244	1,078,081	1,641,755
Repurchase facility (4)	N/A	2.8%	—	37,023	—	51,156
Total secured borrowings	5.9%	5.6%	574,043	853,267	1,078,081	1,692,911
Line of credit (5) (6)	N/A	2.6%	—	75,000	N/A	N/A
Term loans (5) (7)	2.2%	2.7%	250,000	270,000	N/A	N/A
Total unsecured borrowings	2.2%	2.7%	250,000	345,000	N/A	N/A
Total borrowings	4.8%	4.8%	$824,043	$1,198,267	N/A	N/A

__________________

(1)

Amounts are presented on a GAAP basis and are net of (i) unamortized premiums to the face value of our outstanding fixed-rate mortgages of $1.4 million and $2.0 million as of June 30, 2015 and December 31, 2014, respectively, and (ii) GAAP principal amortization related to troubled debt restructurings of $2.7 million and $2.3 million as of June 30, 2015 and December 31, 2014, respectively.

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

(3)	As of June 30, 2015 and December 31, 2014, our floating rate mortgage note was subject to an interest rate spread of 3.00% over one-month LIBOR.
(4)

As of December 31, 2014, borrowings under our repurchase facility were subject to interest at a floating rate of 2.25% over one-month LIBOR. However, we had effectively fixed the interest rate of the borrowings using interest rate swaps at 2.84% for the term of the borrowings.

(5)

As of June 30, 2015, we had entered into interest rate swap agreements with total notional of $333.8 million which we entered into to fix the LIBOR component of the interest rate of our unsecured borrowings. Of these swaps, $200.0 million mature in December 2016 and fix the LIBOR rate at 0.64%,  $33.8 million mature in May 2017 and fix the LIBOR rate at 0.59%, and $100.0 million mature in January 2022 and fix the LIBOR rate at 1.96%. We are obligated to pay our counterparties under these swap agreements regardless of the level of the related borrowings.

(6)

As of December 31, 2014, borrowings under our line of credit were subject to interest at a floating rate of 1.75% over one-month LIBOR. However, we had effectively fixed the interest rate of approximately $30.0 million of the total of $75.0 million in borrowings using interest rate swaps at 3.60%, resulting in a weighted average interest rate on the total line of credit of 2.56%.

(7)

As of June 30, 2015 and December 31, 2014, borrowings under our term loans were subject to interest at weighted average floating rates of 1.47% and 1.70%, respectively, over one-month LIBOR. However, we had effectively fixed the interest rates of the borrowings using interest rate swaps at 2.22% and 2.69% as of June 30, 2015 and December 31, 2014, respectively.

As of June 30, 2015, nine mortgage notes were interest-only and 13 mortgage notes were fully amortizing with outstanding principal balances of approximately $273.8 million and $301.5 million, respectively. None of our mortgage notes are recourse to us.

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

Repayment of Mortgage Notes and Repurchase Facility

During the six months ended June 30, 2015, we repaid four mortgage note borrowings in full prior to their scheduled maturities and repaid the borrowings under our repurchase facility in full using proceeds from our term loans and our revolving credit facility as discussed below. The following table describes our repayment of the borrowings during the six months ended June 30, 2015 (dollar amounts in thousands):

Debt Obligation	Repayment Date	Balance Repaid	Stated Interest Rate (1)	Contractual Maturity Date	Collateral Type	Collateral Market
Campus Road	April 10, 2015	$33,501	4.75%	July 10, 2015	Office Property	Princeton, NJ
Mansfield	April 1, 2015	8,307	6.03%	October 1, 2015	Retail Property	Greater Boston
Orleans	January 2, 2015	13,818	6.02%	July 1, 2015	Retail Property	Greater Boston
Whitman	January 2, 2015	7,316	6.02%	July 1, 2015	Retail Property	Greater Boston
Total/weighted average mortgage notes		62,942	5.35%
Repurchase facility	May 29, 2015	37,023	2.84%	May 29, 2015	Debt Related Investments	Various
Total/weighted average borrowings		$99,965	4.42%

__________________

(1)	We had effectively fixed the stated interest rates of certain of our borrowings by using interest rate swaps.

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

We accounted for the amendment and restatement of the Old Facility as a modification of debt, and recognized approximately $896,000 within loss on extinguishment of debt and financing commitments during the six months ended June 30, 2015, primarily resulting from the write-off of a portion of the deferred financing costs incurred in connection with the issuance of the Old Facility.

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

As of June 30, 2015, we had outstanding borrowings of $150.0 million under the $150 Million Term Loan component of our Amended Facility and did not have any outstanding borrowings under the Revolving Credit Facility component of our Amended Facility. As of June 30, 2015, we had outstanding borrowings of $100.0 million under the $200 Million Term Loan. As of June 30, 2015, the unused portion of our Amended Facility and our $200 Million Term Loan collectively was approximately $497.8 million, of which approximately $450.0 million was available due to covenant constraints. As of December 31, 2014, we had outstanding borrowings of $270.0 million and $75.0 million under the term loan and revolving credit facility components of the Old Facility, respectively, and $189.4 million was available for us to borrow due to covenant constraints under the revolving credit facility component of the Old Facility.

The following table reflects our contractual debt maturities as of June 30, 2015, specifically our obligations under secured borrowings and unsecured borrowings (dollar amounts in thousands):

	As of June 30, 2015
	Mortgage Notes and Other Secured Borrowings		Unsecured Borrowings		Total
Year Ending December 31,	Number of Borrowings Maturing	Outstanding Principal Balance	Number of Borrowings Maturing	Outstanding Principal Balance (1)	Outstanding Principal Balance (2)
2015	1	$27,082	—	$—	$27,082
2016	12	326,548	—	—	326,548
2017	6	206,333	—	—	206,333
2018	—	1,419	1	150,000	151,419
2019	—	1,509	—	—	1,509
2020	—	1,605	—	—	1,605
2021	—	1,707	—	—	1,707
2022	1	1,663	1	100,000	101,663
2023	—	978	—	—	978
2024	—	1,034	—	—	1,034
Thereafter	2	5,397	—	—	5,397
Total	22	$575,275	2	$250,000	$825,275

__________________

(1)

Unsecured borrowings presented include (i) borrowings under the $150 Million Term Loan of $150.0 million, which are scheduled to mature in 2018, subject to two one-year extension options, and (ii) borrowings under the $200 Million Term Loan of $100.0 million, which are scheduled to mature in 2022 with no extension options.

(2)

Outstanding balance represents expected cash outflows for contractual amortization and scheduled balloon payment maturities and does not include the GAAP principal amortization of our restructured mortgage note of approximately $2.7 million that does not reduce the contractual amount due of the related mortgage note as of June 30, 2015, partially offset by the mark-to-market premium on assumed debt of $1.4 million as of June 30, 2015.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges under ASC Topic 815 is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the next 12 months, we estimate that approximately $2.1 million will be reclassified as an increase to interest expense related to active effective hedges of existing floating-rate debt, and we estimate that approximately $1.8 million will be reclassified as an increase to interest expense related to effective forward started interest rate swaps where the hedging instrument has been terminated. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The table below presents a reconciliation of the beginning and ending balances, between December 31, 2014 and June 30, 2015, of our accumulated other comprehensive loss (“OCI”), net of amounts attributable to noncontrolling interests related to the effective portion of our cash flow hedges as presented on our financial statements, as well as amounts related to our available-for-sale securities (amounts in thousands):

	Gains and Losses on Cash Flow Hedges	Unrealized Losses on Available-For- Sale Securities	Accumulated Other Comprehensive Loss
Beginning balance as of December 31, 2014:	$(9,069)	$(1,051)	$(10,120)
Other comprehensive income:
Amortization of OCI into interest expense (effective portion) (net of tax benefit of $0)	2,318	—	2,318
Change in fair value recognized in OCI (effective portion) (net of tax benefit of $0)	(1,553)	—	(1,553)
Net current-period other comprehensive income	765	—	765
Attribution of and other adjustments to OCI attributable to noncontrolling interests	(50)	—	(50)
Ending balance as of June 30, 2015:	$(8,354)	$(1,051)	$(9,405)

Fair Values of Derivative Instruments

The table below presents the gross fair value of our derivative financial instruments as well as their classification on our accompanying balance sheets as of June 30, 2015 and December 31, 2014 (amounts in thousands):

		Fair Value of Asset Derivatives as of			Fair Value of Liability Derivatives as of
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2015	2014	Location	2015	2014
Derivatives designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets, net (1)	$584	$543	Other liabilities (1)	$(947)	$(907)
Total derivatives		$584	$543		$(947)	$(907)

__________________

(1)

Although our derivative contracts are subject to master netting arrangements which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheet.

The majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with our derivative instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of potential default by us and our counterparties. As of June 30, 2015, we had assessed the significance of the impact of the credit valuation adjustments and had determined that it was not significant to the overall valuation of our derivative instruments. As a result, we have determined that the significant inputs for all of our derivative valuations are classified in Level 2 of the fair value hierarchy.

Designated Derivatives

As of June 30, 2015 and December 31, 2014, we had 11 outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $333.8 million and $339.2 million, respectively. In addition, as of June 30, 2015, we had two interest rate swaps, which will become effective in December 2016 and mature in January 2020, with a total notional amount of $100.0 million that were designated as cash flow hedges of interest rate risk.

Non-Designated Derivatives

Derivatives not designated as hedges are not speculative and are used to hedge our exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. As of both June 30, 2015 and December 31, 2014, we did not have any outstanding derivatives that were not designated as hedges.

Effect of Derivative Instruments on the Statements of Comprehensive Income

The table below presents the effect of our derivative financial instruments on our accompanying financial statements for the three and six months ended June 30, 2015 and 2014 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Derivatives Designated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts	Interest rate contracts	Interest rate contracts
Amount of gain (loss) recognized in OCI (effective portion)	$1,417	$(835)	$(1,553)	$(1,263)
Location of loss reclassified from accumulated OCI into income (effective portion)	Interest expense	Interest expense	Interest expense	Interest expense
Amount of loss reclassified from accumulated OCI into income (effective portion)	$1,155	$743	$2,318	$1,492
Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Interest and other income (expense)	Interest and other income (expense)	Interest and other income (expense)	Interest and other income (expense)
Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	$128	$(9)	$117	$(9)

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

We use the framework established in ASC Topic 820 to measure the fair value of our financial instruments as disclosed in the table below. The fair values estimated below are indicative of certain interest rate and other assumptions as of June 30, 2015 and December 31, 2014, and may not take into consideration the effects of subsequent interest rate or other assumption fluctuations, or changes in the values of underlying collateral. The fair values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate their carrying values because of the short-term nature of these instruments.

The carrying amounts and estimated fair values of our other financial instruments as of June 30, 2015 and December 31, 2014 were as follows (amounts in thousands):

	As of June 30, 2015		As of December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Investments in real estate securities	$200	$200	$200	$200
Fixed-rate debt related investments, net	56,548	57,967	69,889	71,770
Floating-rate debt related investments, net	—	—	25,062	25,157
Derivative instruments	584	584	543	543
Liabilities:
Fixed-rate mortgage notes	$565,973	$573,768	$807,994	$848,045
Floating-rate mortgage notes	8,070	8,080	8,250	8,249
Floating-rate other secured borrowings	—	—	37,023	37,023
Floating-rate unsecured borrowings	250,000	250,000	345,000	347,235
Derivative liabilities	947	947	907	907

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

Dividend Capital Securities LLC, which we refer to as the “Dealer Manager,” is distributing the shares of our common stock in our public offering on a “best efforts” basis. The Dealer Manager is an entity related to the Advisor and is a member of the Financial Industry Regulatory Authority, Inc., or FINRA. The Dealer Manager coordinates our distribution effort and manages our relationships with participating broker-dealers and financial advisors and provides assistance in connection with compliance matters relating to marketing our public offering.

The Company and the Dealer Manager previously entered into a certain Amended and Restated Dealer Manager Agreement dated February 8, 2013, as amended by Amendment No. 1 dated May 31, 2013 (“Amendment No. 1”), Amendment No. 2 dated June 26, 2013 and Amendment No. 3 dated March 20, 2014. Amendment No. 1 provides that from time to time we may pay the Dealer Manager a primary dealer fee in the amount of up to 5.0% of the gross proceeds raised from the sale of Class I shares in the primary portion of our public offering, provided that the total gross proceeds raised with respect to which the primary dealer fee will apply may not exceed $300,000,000. Pursuant to this amendment, the Dealer Manager retains 0.5% of such gross proceeds and reallows the remainder of the primary dealer fee to the participating broker-dealers involved in selling such Class I shares based on the portion of the gross proceeds raised from their customers. The primary dealer fee is considered underwriting compensation (as defined in accordance with, and subject to the underwriting compensation limits of, applicable FINRA rules).

On March 26, 2015, we notified the Dealer Manager that we would pay a primary dealer fee in the amount of up to 5.0% of the gross proceeds raised from the sale of Class I shares in the primary portion of our public offering from March 26, 2015 through June 19, 2015 (the “Third Managed Offering Term”), but only with respect to sales made by participating broker-dealers specifically approved by us as being eligible (“Primary Dealers”). We have approved four participating broker-dealers as being eligible to participate, generally through selected dealer agreements entered into between the Primary Dealers and the Dealer Manager. In addition, we, the Dealer Manager and the Advisor entered into a new selected dealer agreement (the “Third Managed Offering Selected Dealer Agreement”) with one of the four approved Primary Dealers, Raymond James & Associates, Inc. (“Raymond James”), pursuant to which Raymond James will use its best efforts to sell Class I shares in transactions entitling it to primary dealer fees during the Third Managed Offering Term. Pursuant to this agreement, Raymond James may sell Class I shares in the primary portion of our public offering up to $50 million in total gross proceeds, provided that we may unilaterally elect to increase the limit up to $100 million. During the Third Managed Offering Term, we may allow other participating broker-dealers to join as Primary Dealers eligible to receive primary dealer fees.

During the three and six months ended June 30, 2015, we incurred primary dealer fees earned from the gross proceeds raised during the Third Managed Offering Term of approximately $2.5 million, of which approximately $254,000 was retained by the Dealer Manager. During the three and six months ended June 30, 2014, we incurred primary dealer fees earned pursuant to Amendment No. 1 of approximately $549,000, of which approximately $55,000 was retained by the Dealer Manager.

As of June 30, 2015 and December 31, 2014, we owed approximately $2.2 million and $1.9 million to our Advisor and affiliates of our Advisor for such services and reimbursement of certain expenses, respectively. Pursuant to the Advisory Agreement, we accrue the advisory fee on a daily basis and pay our Advisor amounts due subsequent to each month-end.

Restricted Stock Unit Agreements

We have entered into Restricted Stock Unit Agreements (the “Advisor RSU Agreements”) with our Advisor. The purposes of the Advisor RSU Agreements are to promote an alignment of interests among our stockholders, the Advisor and the personnel of our Advisor and its affiliates, and to promote retention of the personnel of our Advisor and its affiliates. Pursuant to the terms of the Advisor RSU Agreements, we have granted approximately 441,000 restricted stock units (“Company RSUs”) to the Advisor that remain unvested and unsettled as of June 30, 2015. Each Company RSU will, upon vesting, be settled in one share of our Class I common stock. The Company RSUs are subject to specified vesting and settlement provisions and, upon settlement in Class I shares of Company common stock, require offsets of advisory fees and expenses otherwise payable from the Company to the Advisor based on a value of the net asset value (“NAV”) per Class I share on the grant date of the applicable Company RSU (the weighted average grant-date NAV per Class I share with respect to the unsettled Company RSUs is $7.06 as of June 30, 2015). As of June 30, 2015, the Advisor had 115,000 shares of Class I common stock issued upon settlement of Company RSUs that remained subject to fee offset.

Vesting and Payment Offset

The chart below shows the grant dates, vesting dates and Class I NAV on the grant dates of the unvested Company RSUs as of June 30, 2015 (share amounts are in thousands).

Award	Grant Date	Vesting Dates	Number of Unvested Shares	Applicable Grant Date NAV per Share
Company RSU	April 7, 2014	April 15, 2016, April 15, 2017	247	$6.96
Company RSU	February 25, 2015	April 15, 2016, April 15, 2017	59	7.18
Company RSU	February 25, 2015	April 15, 2018	135	7.18
			441	$7.06

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

Summary of Fees and Other Amounts

The following table summarizes fees and other amounts earned by our Advisor and its related parties in connection with services performed for us during the three and six months ended June 30, 2015 and 2014 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Advisory fees (1)	$4,497	$3,853	$8,796	$7,595
Other reimbursements paid to our Advisor (2)	2,189	1,927	4,414	3,970
Other reimbursements paid to our Dealer Manager	205	232	277	341
Advisory fees related to the disposition of real properties	125	65	4,577	1,973
Development management fee	18	20	35	103
Primary dealer fee	2,540	549	2,540	549
Selling commissions, dealer manager, and distribution fees	101	99	169	177
Total	$9,675	$6,745	$20,808	$14,708

__________________

(1)

Amounts reported for the three months ended June 30, 2015 include approximately $280,000 in consideration of the issuance of approximately 153,000 shares of our Class I common stock to the Advisor. Such shares were issued on April 15, 2015 upon the settlement of restricted stock units issued to our Advisor on April 7, 2014 and February 25, 2015, and are recognized as advisory fees expense over a one year period as an offset to amounts otherwise payable in cash. Amounts reported for the six months ended June 30, 2015 include approximately $502,000 in consideration of the issuance of approximately 276,000 shares of our Class I common stock to the Advisor. Such shares include (i) approximately 153,000 shares issued on April 15, 2015 upon the settlement of restricted stock units issued to our Advisor on April 7, 2014 and February 25, 2015, and (ii) 123,000 shares issued on April 15, 2014 upon the settlement of restricted stock units issued to our Advisor on April 7, 2014. Such Class I shares are recognized as advisory fees expense over a one year period as an offset to amounts otherwise payable in cash.

(2)	Includes reimbursements paid to our Advisor, which primarily comprise salary, bonus, and overhead reimbursements.

9. NET INCOME PER COMMON SHARE

Reconciliations of the numerator and denominator used to calculate basic net income per common share to the numerator and denominator used to calculate diluted net income per common share for the three and six months ended June 30, 2015 and 2014 are described in the following table (amounts in thousands, except per share information):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Numerator	2015	2014	2015	2014
Income from continuing operations	$107	$3,674	$132,308	$5,806
Income from continuing operations attributable to noncontrolling interests	(37)	(320)	(8,655)	(418)
Income from continuing operations attributable to common stockholders	70	3,354	123,653	5,388
Dilutive noncontrolling interests share of income from continuing operations	5	243	8,585	373
Numerator for diluted earnings per share – adjusted income from continuing operations	75	3,597	132,238	5,761
Income from discontinued operations	—	142	—	29,999
Income from discontinued operations attributable to noncontrolling interests	—	(10)	—	(4,462)
Income from discontinued operations attributable to common stockholders	—	132	—	25,537
Dilutive noncontrolling interests share of discontinued operations	—	10	—	1,915
Numerator for diluted earnings per share – adjusted income from discontinued operations	$—	$142	$—	$27,452
Denominator
Weighted average shares outstanding-basic	183,157	177,529	181,247	177,202
Incremental weighted average shares effect of conversion of OP units	13,110	12,857	12,782	12,988
Weighted average shares outstanding-diluted	196,267	190,386	194,029	190,190
INCOME PER COMMON SHARE-BASIC AND DILUTED
Net income from continuing operations	$0.00	$0.02	$0.68	$0.03
Net income from discontinued operations	—	0.00	—	0.14
Net income	$0.00	$0.02	$0.68	$0.17

10. SEGMENT INFORMATION

We have four reportable operating segments, which include our three real property operating sectors (office, industrial, and retail) and debt related investments. We organize and analyze the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, and investment strategies and objectives. For example, the physical characteristics of our buildings, the related operating characteristics, the geographic markets, and the type of tenants are inherently different for each of our segments. The following tables set forth revenue and the components of net operating income (“NOI”) of our segments for the three and six months ended June 30, 2015 and 2014 (amounts in thousands):

	For the Three Months Ended June 30,
	Revenues		NOI
	2015	2014	2015	2014
Real property (1)
Office	$32,732	$33,926	$23,545	$25,932
Industrial	1,438	6,035	1,019	5,416
Retail	16,905	15,119	13,104	11,936
Debt related investments	1,584	1,760	1,584	1,760
Total	$52,659	$56,840	$39,252	$45,044

	For the Six Months Ended June 30,
	Revenues		NOI
	2015	2014	2015	2014
Real property (1)
Office	$68,214	$68,128	$50,119	$51,255
Industrial	5,789	11,849	4,770	10,402
Retail	36,451	30,163	27,029	23,340
Debt related investments	4,787	3,773	4,787	3,773
Total	$115,241	$113,913	$86,705	$88,770

__________________

(1)	Excludes results of operations of real properties categorized as discontinued operations.

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

The following table is a reconciliation of our NOI to our reported net income attributable to common stockholders for the three and six months ended June 30, 2015 and 2014 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Net operating income	$39,252	$45,044	$86,705	$88,770
Real estate depreciation and amortization expense	(19,738)	(22,213)	(40,554)	(44,562)
General and administrative expenses	(3,123)	(3,125)	(5,861)	(5,944)
Advisory fees, related party	(4,497)	(3,853)	(8,796)	(7,595)
Acquisition-related expenses	(179)	(252)	(602)	(252)
Impairment of real estate property	(224)	—	(1,624)	—
Interest and other income	163	341	797	263
Interest expense	(11,275)	(15,105)	(25,256)	(31,273)
Loss on extinguishment of debt and financing commitments	(272)	—	(1,168)	(63)
Gain on sale of real property	—	2,837	128,667	6,462
Discontinued operations	—	142	—	29,999
Net income attributable to noncontrolling interests	(37)	(330)	(8,655)	(4,880)
Net income attributable to common stockholders	$70	$3,486	$123,653	$30,925

The following table reflects our total assets by business segment as of June 30, 2015 and December 31, 2014 (amounts in thousands):

	As of
	June 30, 2015	December 31, 2014
Segment assets:
Net investments in real property
Office (1)	$995,021	$1,069,584
Industrial	62,048	207,655
Retail	668,555	652,187
Debt related investments, net	56,548	94,951
Total segment assets, net	1,782,172	2,024,377

Non-segment assets:
Cash and cash equivalents	28,919	14,461
Other non-segment assets (2)	66,249	87,368
Assets held for sale (3)	—	21,927
Total assets	$1,877,340	$2,148,133

__________________

(1)	Includes approximately $20.3 million of net investments in real property related to an office property classified as held for sale in the accompanying balance sheet as of December 31, 2014.
(2)	Other non-segment assets primarily consist of corporate assets including restricted cash and receivables, including straight-line rent receivable.
(3)	Includes other assets and restricted cash related to properties classified as held for sale in the accompanying balance sheet as of December 31, 2014.

11. SUBSEQUENT EVENTS

We have evaluated subsequent events for the period from June 30, 2015, the date of these financial statements, through the date these financial statements are issued.

Self-Tender Offer

On July 7, 2015, we commenced a self-tender offer to purchase for cash up to $115 million of our unclassified shares of common stock, which we refer to as “Class E” shares, subject to our ability to increase the number of shares accepted for payment in the offer by up to but not more than 2% of our outstanding Class E shares (resulting in a commensurate increase in the dollar volume by up to approximately $23 million) without amending or extending the offer in accordance with rules promulgated by the Commission, at a price specified by the tendering stockholders of not greater than $7.36 per share, which equals the NAV per share determined in accordance with our valuation procedures as of July 6, 2015, or less than $6.65 per share, net to the seller in cash, less any applicable withholding taxes and without interest. The offer was made upon the terms and subject to the conditions set forth in the Offer to Purchase, dated July 7, 2015, and in the related Letter of Transmittal, filed with the Commission on Schedule TO on July 7, 2015.  The offer expired at 5:00 p.m. Central Time, on Wednesday, August 5, 2015. In accordance with the terms of the offer, on  August 12, 2015, we accepted for purchase approximately 17.2 million Class E shares at a purchase price of $7.25 per share for an aggregate cost of approximately $124.3 million. We funded the purchase with a $115.0 million draw on our Revolving Credit Facility and existing cash.

Repayment of Debt Related Investments

Subsequent to June 30, 2015, we received full repayments of two debt related investments, which were structured as a mezzanine debt and a mortgage note. We received cash proceeds from the repayments of approximately $29.3 million.

Repayment of Mortgage Notes

Subsequent to June 30, 2015, we repaid two mortgage note borrowings in full prior to their scheduled maturities. Our “Preston Sherry” mortgage note had a balance of approximately $22.3 million as of June 30, 2015, with an interest rate of 5.85% and a maturity date of September 1, 2015, and was secured by an office property in the Dallas, TX market. Our “Austin-Mueller” mortgage note had a balance of approximately $17.1 million as of June 30, 2015, with an interest rate of 7.50% and a maturity date of January 1, 2016, and was secured by an office property in the Austin, TX market. Both mortgage notes were repaid in full within the open prepayment period using proceeds from our Revolving Credit Facility.

Acquisition of Real Property

On August 6, 2015, we acquired a retail property in Davie, FL comprising approximately 124,000 net rentable square feet from an unaffiliated third party, for a gross purchase price of approximately $32.7 million. At acquisition, the property was approximately 99% leased to 40 tenants. The property is subject to a $10.9 million mortgage loan with a maturity date of September 1, 2021.  We acquired the property using existing cash and proceeds from our Revolving Credit Facility.

On August 6, 2015, we also acquired a three-building office property in Hollywood, FL comprising approximately 253,000 net rentable square feet from an unaffiliated third party, for a gross purchase price of approximately $45.8 million. At acquisition, the property was approximately 97% leased to 29 tenants. We acquired the property using existing cash and proceeds from our Revolving Credit Facility.

The purchase price allocations for these acquisitions have not been completed as of the date of this report and will be based on the Company’s estimate of the fair value determined from all available information. The purchase price allocations will be finalized within the measurement period, which will not exceed 12 months from the acquisition dates.

Disposition of Real Property

On July 20, 2015, we disposed of a vacant office property in Los Angeles, CA comprising approximately 111,000 net rentable square feet to an unaffiliated third party. We sold the property, which had a net investment basis of approximately $9.1 million as of June 30, 2015, for a total contract sales price of $12.5 million. The property did not meet our criteria to be classified as held for sale as of June 30, 2015.

Termination of Purchase Option

As discussed in Item  1A and Item 2  of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Commission on March 3, 2015, “Harborside,” an office property located in Northern New Jersey, was subject to a purchase option held by a third party with an exercise price that we estimated to be approximately $239.4 million and an exercise date in May 2016. On August 5, 2015, we paid the option holder to terminate the option. As a result, the option is no longer outstanding.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements may relate to, without limitation, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), other development trends of the real estate industry, business strategies, and the growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors that may cause our results to vary are general economic and business (particularly real estate and capital market) conditions being less favorable than expected, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, availability and creditworthiness of prospective tenants, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, tenants’ ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental, regulatory and/or safety requirements, tenant bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control. For a further discussion of these factors and other risk factors that could lead to actual results materially different from those described in the forward-looking statements, see “Risk Factors” under Item 1A of Part 1 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 3, 2015, and Part II, Item 1A of our Quarterly Report on Form 10-Q filed with the Commission on May 12, 2015,  each available at www.sec.gov, and Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

We operate in such a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes, and we utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through our operating partnership, Dividend Capital Total Realty Operating Partnership, L.P. (our “Operating Partnership”). Furthermore, our Operating Partnership wholly owns a taxable REIT subsidiary, DCTRT Leasing Corp., through which we execute certain business transactions that might otherwise have an adverse impact on our status as a REIT if such business transactions were to occur directly or indirectly through our Operating Partnership. We are an externally managed REIT and have no employees. Our day-to-day activities are managed by Dividend Capital Total Advisors LLC (our “Advisor”), a related party, under the terms and conditions of an advisory agreement (as amended from time to time, the “Advisory Agreement”).

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

As of June 30, 2015, we had total investments with an estimated fair value of approximately $2.3 billion (calculated in accordance with our valuation procedures), comprised of:

(1)58 operating properties located in  20  geographic markets in the United States, aggregating approximately 9.5 million net rentable square feet. As of June 30, 2015, our real property portfolio was approximately 87.5% leased. Our real property portfolio consists of:

•	20 office properties located in 14 geographic markets, aggregating approximately 4.3 million net rentable square feet, with an aggregate fair value amount of approximately $1.3 billion;
•	32 retail properties located in six geographic markets, aggregating approximately 3.3 million net rentable square feet, with an aggregate fair value amount of approximately $835.3 million; and
•	six industrial properties located in three geographic markets, aggregating approximately 1.9 million net rentable square feet, with an aggregate fair value amount of approximately $86.9 million.

(2)Approximately $56.5 million in net debt related investments, including (i) investments in mortgage notes of approximately $34.7 million and (ii) investments in mezzanine loans of $21.8 million.

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

•	Cash on hand — As of June 30, 2015, we had approximately $28.9 million of cash and cash equivalents.
•

Cash available under our credit facilities — As of June 30, 2015, the unused portion of our revolving line of credit and term loans was approximately $497.8 million, of which approximately $450.0 million was available due to covenant constraints.

•	Cash generated from operations — During the six months ended June 30, 2015, we generated approximately $47.9 million from operations of our real properties and income from debt related investments.
•

Proceeds from offerings of equity securities — We currently maintain a public offering of our shares of common stock. During the six months ended June 30, 2015, we raised approximately $65.5 million in proceeds from the sale of Class A, W, and I shares in such offering, including approximately $1.3 million under the distribution reinvestment plan. Additionally, during the six months ended June 30, 2015, we received (i) approximately $9.3 million in proceeds from the distribution reinvestment plan offering of our unclassified shares of common stock, which we refer to as “Class E” shares (the “Class E DRIP Offering”), and (ii) approximately $7.3 million from partnership units (“OP Units”) issued in a real estate transaction.

•

Proceeds from sales and repayments of existing investments — During the six months ended June 30, 2015, we sold 14 properties for approximately $457.7 million. After buyer credits, closing costs, and the assumption of a related mortgage note, we received net proceeds of $323.1 million. In addition, during that period three of our debt related investments with aggregate principal balances of $41.1 million were repaid to us in full.

We believe that our existing cash balance, cash generated from operations, proceeds from our public offerings and our ability to sell investments and to issue debt obligations remains adequate to meet our expected capital obligations for the next twelve months.

Significant Transactions During the Six Months Ended June 30, 2015

Investment Activity

Dispositions of Real Properties

During the six months ended June 30, 2015, we completed sales of 14 wholly owned properties aggregately comprising approximately 2.9 million net rentable square feet for an aggregate sales price of approximately $457.7 million. Of these sales, the most significant is the sale of a portfolio of 12 wholly owned office and industrial properties comprising approximately 2.7 million net rentable square feet to an unrelated third party for a contract sales price of approximately $398.6 million. For additional information on these dispositions, see Note 3 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Acquisitions of Real Properties

During the six months ended June 30, 2015, we acquired (i) two office properties in the Austin, TX market comprising approximately 274,000 and 155,000 net rentable square feet, respectively, for acquisition prices of approximately $68.8 million and $37.3 million, respectively, and (ii) a retail property in the Greater Boston market comprising approximately 143,000 net rentable square feet for an acquisition price of approximately $35.5 million.

Financing Activity

Recast of Credit Facility

During the six months ended June 30, 2015, we amended and restated our $620 million senior unsecured term loan and revolving line of credit (the “Old Facility”) to provide for a $550 million senior unsecured term loan and revolving line of credit, with a syndicate of lenders led by Bank of America, N.A., as Administrative Agent (collectively, the “Amended Facility”), consisting of a $400 million revolving credit facility (the “Revolving Credit Facility”) and a $150 million term loan (the “$150 Million Term Loan”). The Amended Facility provides us with the ability from time to time to increase the size of the Amended Facility up to a total of $900 million less the amount of any prepayments under the $150 Million Term Loan, subject to receipt of lender commitments and other conditions. As of June 30, 2015, we had outstanding borrowings of $150.0 million under the $150 Million Term Loan and did not have any outstanding borrowings under the Revolving Credit Facility.

New Credit Agreement

During the six months ended June 30, 2015, we entered into an unsecured credit agreement providing for a $200 million term loan with a syndicate of six lenders led by Wells Fargo Bank and National Association, which matures in February 2022 (the “$200 Million Term Loan”). As of June 30, 2015, we had outstanding borrowings of $100.0 million under the $200 Million Term Loan. Pursuant to the terms of the $200 Million Term Loan, we may draw up to the maximum $200.0 million on or before August 26, 2015.

Assumption and Defeasance of Mortgage Note

Upon the disposition of a portfolio of 12 office and industrial properties during the six months ended June 30, 2015, the buyer assumed approximately $128.0 million of a mortgage note borrowing from us, which is scheduled to mature in July 2020 and bears interest at 5.46%. In addition, we were released of our obligations on $44.8 million of the mortgage note borrowing that was not assumed by the buyer through a defeasance process. Accordingly, we incurred defeasance costs of approximately $8.6 million, which are included within gain on sale of real property in the statements of income included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q. Upon such defeasance, we derecognized the associated borrowing, which was assumed by an unrelated successor borrower.

Mortgage Borrowings

During the six months ended June 30, 2015, we repaid four mortgage note borrowings in full prior to their scheduled maturities with an aggregate balance of approximately $62.9 million at the time of the payoffs and a weighted average interest rate of 5.35%. All four mortgage notes were repaid within the open prepayment period. For additional information on these repayments, see Note 5 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

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

The following table sets forth the components of NAV for the Company as of June 30, 2015 and March 31, 2015 (amounts in thousands except per share information). As used below, “Fund Interests” means our Class E shares, Class A shares, Class W shares, and Class I shares, along with the OP Units held by third parties, and “Aggregate Fund NAV” means the NAV of all of the Fund Interests.

	As of June 30, 2015	As of March 31, 2015
Office properties	$1,308,600	$1,245,000
Industrial properties	86,850	85,800
Retail properties	835,320	833,770
Real properties	$2,230,770	$2,164,570
Debt related investments	56,548	87,901
Total Investments	$2,287,318	$2,252,471
Cash and other assets, net of other liabilities	(25,014)	(22,269)
Debt obligations	(818,417)	(827,304)
Outside investors' interests	(4,494)	(4,445)
Aggregate Fund NAV	$1,439,393	$1,398,453
Total Fund Interests outstanding	195,153	191,434
NAV per Fund Interest	$7.38	$7.31

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

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from net book value on a GAAP basis. Most significantly, the valuation of our real estate assets, which is the largest component of our NAV calculation, will be provided to us by the Independent Valuation Firm on a daily basis. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. We generally do not undertake to mark to market our debt investments or real estate-related liabilities, but rather these assets and liabilities are usually included in our determination of NAV at an amount determined in accordance with GAAP. As disclosed in Note 7 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q, the estimated fair value of our debt liabilities, net of the fair value of our debt investments, was $6.4 million higher than the GAAP carrying balance, meaning that if we used the fair value of our debt rather than the carrying balance, our NAV would have been lower by approximately $6.4 million as of June 30, 2015.  Also for NAV purposes, we mark-to-market our hedging instruments on a frequency that management determines to be practicable under the circumstances and currently we seek to mark-to-market our hedging instruments on a weekly basis. However, our NAV policies and procedures allow for that frequency to change to be more or less frequent. Other examples that will cause our NAV to differ from our GAAP net book value include the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV, and, for purposes of determining our NAV, the assumption of a value of zero in certain instances where the balance of a loan exceeds the value of the underlying real estate properties, where GAAP net book value would reflect a negative equity value for such real estate properties, even if such loans are non-recourse. Third party appraisers may value our individual real estate assets using appraisal standards that deviate from market value standards under GAAP. The use of such appraisal standards may cause our NAV to deviate from GAAP fair value principles. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP.

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

The June 30, 2015 valuation for our real properties was provided by the Independent Valuation Firm in accordance with our valuation procedures and determined starting with the appraised value. The aggregate real property valuation of $2.23 billion compares to a GAAP basis of real properties (before accumulated amortization and depreciation and the impact of intangible lease liabilities) of $2.12 billion, representing an increase of approximately $113.8 million or 5.4%. Certain key assumptions that were used by our Independent Valuation Firm in the discounted cash flow analysis are set forth in the following table based on weighted averages by property type.

	Office	Industrial	Retail	Weighted Average Basis
Exit capitalization rate	6.74%	7.36%	6.52%	6.68%
Discount rate / internal rate of return (“IRR”)	7.52%	8.02%	7.00%	7.35%
Annual market rent growth rate	3.01%	2.97%	2.91%	2.97%
Average holding period (years)	11.1	10.0	10.4	10.8

A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, an increase in the weighted-average annual discount rate/IRR and the exit capitalization rate of 0.25% would reduce the value of our real properties by approximately 1.98% and 2.10%, respectively.

The following table sets forth the quarterly changes to the components of NAV for the Company and the reconciliation of NAV changes for each class of shares (amounts in thousands, except per share and footnoted information):

	Total	Class E Common Stock	Class A Common Stock	Class W Common Stock	Class I Common Stock	Class E OP Units

NAV as of March 31, 2015	$1,398,453	$1,184,822	$8,901	$8,478	$100,389	$95,863
Fund level changes to NAV
Realized/unrealized gains on net assets	12,168	9,766	84	72	1,463	783
Income accrual	24,237	20,104	159	145	2,209	1,620
Dividend accrual	(17,584)	(14,643)	(90)	(93)	(1,578)	(1,180)
Advisory fee	(4,143)	(3,437)	(27)	(25)	(377)	(277)
Performance based fee	(342)	(279)	(2)	(2)	(37)	(22)
Class specific changes to NAV
Dealer Manager fee	(59)	—	(14)	(13)	(32)	—
Distribution fee	(12)	—	(12)	—	—	—
NAV as of June 30, 2015
before share/unit sale/redemption activity	$1,412,718	$1,196,333	$8,999	$8,562	$102,037	$96,787
Share/unit sale/redemption activity
Shares/units sold	64,745	4,650	1,105	263	58,727	—
Shares/units redeemed	(38,070)	(36,918)	(54)	(27)	(798)	(273)
NAV as of June 30, 2015	$1,439,393	$1,164,065	$10,050	$8,798	$159,966	$96,514
Shares/units outstanding as of March 31, 2015	191,434	162,188	1,219	1,161	13,742	13,124
Shares/units sold	8,883	637	151	36	8,059	—
Shares/units redeemed	(5,164)	(5,006)	(7)	(4)	(109)	(38)
Shares/units outstanding as of June 30, 2015	195,153	157,819	1,363	1,193	21,692	13,086
NAV per share/unit as of March 31, 2015		$7.31	$7.31	$7.31	$7.31	$7.31
Change in NAV per share/unit		0.07	0.07	0.07	0.07	0.07
NAV per share/unit as of June 30, 2015		$7.38	$7.38	$7.38	$7.38	$7.38

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

The following unaudited table presents a reconciliation of FFO to net income for the three and six months ended June 30, 2015 and 2014 (amounts in thousands, except per share information):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Reconciliation of net earnings to FFO:
Net income attributable to common stockholders	$70	$3,486	$123,653	$30,925
Add (deduct) NAREIT-defined adjustments:
Depreciation and amortization expense	19,738	22,213	40,554	44,562
Gain on disposition of real property (1)	—	(2,986)	(128,667)	(36,140)
Impairment of real estate property	224	—	1,624	—
Noncontrolling interests’ share of net income	37	330	8,655	4,880
Noncontrolling interests’ share of FFO	(1,472)	(1,729)	(3,280)	(3,290)
FFO attributable to common shares-basic	18,597	21,314	42,539	40,937
FFO attributable to dilutive OP Units	1,331	1,544	2,993	2,999
FFO attributable to common shares-diluted	$19,928	$22,858	$45,532	$43,936
FFO per share-basic and diluted	$0.10	$0.12	$0.23	$0.23
Weighted average number of shares outstanding
Basic	183,157	177,529	181,247	177,202
Diluted	196,267	190,386	194,029	190,190

_________________

(1)	Includes amounts attributable to discontinued operations.

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

Acquisition-related expenses — For GAAP purposes, expenses associated with the acquisition of real property are recorded to earnings. We believe by excluding acquisition-related expenses, Company-Defined FFO provides useful supplemental information for management and investors when evaluating the sustainability of our operating performance, because these types of expenses are directly correlated to our investment activity rather than our ongoing operating activity.

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

Unrealized gains and losses on derivatives — Unrealized gains and losses on derivatives represent the gains or losses on the fair value of derivative instruments due to hedge ineffectiveness. As these gains or losses relate to underlying long-term assets and liabilities, where we are not speculating or trading assets, our management believes that any such gains or losses are not reflective of our ongoing operations. Accordingly, we believe by excluding unrealized gains or losses on derivatives, Company-Defined FFO provides useful supplemental information for management and investors when evaluating the sustainability of our operating performance.

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

The following unaudited table presents a reconciliation of Company-Defined FFO to FFO for the three and six months ended June 30, 2015 and 2014 (amounts in thousands, except per share information):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Reconciliation of FFO to Company-Defined FFO:
FFO attributable to common shares-basic	$18,597	$21,314	$42,539	$40,937
Add (deduct) our adjustments:
Acquisition-related expenses	179	252	602	252
Loss on extinguishment of debt and financing commitments	272	—	1,168	63
Unrealized gain on derivatives	(128)	—	(117)	—
Noncontrolling interests’ share of NAREIT-defined FFO	1,472	1,729	3,280	3,290
Noncontrolling interests’ share of Company-Defined FFO	(1,494)	(1,746)	(3,388)	(3,311)
Company-Defined FFO attributable to common shares-basic	18,898	21,549	44,084	41,231
Company-Defined FFO attributable to dilutive OP Units	1,353	1,561	3,101	3,021
Company-Defined FFO attributable to common shares-diluted	$20,251	$23,110	$47,185	$44,252
Company-Defined FFO per share-basic and diluted	$0.10	$0.12	$0.24	$0.23
Weighted average number of shares outstanding
Basic	183,157	177,529	181,247	177,202
Diluted	196,267	190,386	194,029	190,190

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

Net Operating Income (“NOI”)

We also use NOI as a supplemental financial performance measure because NOI reflects the specific operating performance of our real properties and debt related investments and excludes certain items that are not considered to be controllable in connection with the management of each property, such as other-than-temporary impairment, losses related to provisions for losses on debt related investments, gains or losses on derivatives, acquisition-related expenses, losses on extinguishment of debt and financing commitments, interest income, depreciation and amortization, general and administrative expenses, advisory fees, interest expense and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our operating financial performance as a whole, since it does exclude such items that could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. We present NOI in the tables below, and include a reconciliation to GAAP in Note 10 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Our Operating Results

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

The following unaudited table illustrates the changes in rental revenue, rental expenses and net operating income for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. Our same store portfolio includes 52 properties acquired prior to January 1, 2014 and owned through June 30, 2015, comprising approximately 8.3 million square feet. A discussion of these changes follows the table (dollar amounts in thousands):

	For the Three Months Ended June 30,
	2015	2014	$ Change	% Change
Revenue
Base rental revenue-same store (1)	$36,997	$36,784	$213	1%
Other rental revenue-same store	6,599	7,165	(566)	-8%
Total rental revenue-same store	43,596	43,949	(353)	-1%
Rental revenue-2014/2015 acquisitions/ dispositions (2)	7,479	11,131	(3,652)	-33%
Total rental revenue	51,075	55,080	(4,005)	-7%
Debt related income	1,584	1,760	(176)	-10%
Total revenue	$52,659	$56,840	$(4,181)	-7%
Rental Expenses
Same store	$10,976	$10,670	$306	3%
2014/2015 acquisitions/dispositions (2)	2,431	1,126	1,305	116%
Total rental expenses	$13,407	$11,796	$1,611	14%
Net Operating Income
Real property-same store	$32,620	$33,279	$(659)	-2%
Real property-2014/2015 acquisitions/ dispositions (2)	5,048	10,005	(4,957)	-50%
Debt related income	1,584	1,760	(176)	-10%
Total net operating income (3)	$39,252	$45,044	$(5,792)	-13%

__________________

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
(3)

For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “—How We Measure Our Operating Performance—Net Operating Income (“NOI”)” above. See also Note 10 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Net Operating Income

Base Rental Revenue - Same Store

The table below presents the factors contributing to the increase in our same store base rental revenue for the three months ended June 30, 2015 and 2014 (dollar amounts other than annualized base rent per square foot in thousands):

Same Store Portfolio	Base Rent for the Three Months Ended June 30,			Average % Leased for the Three Months Ended June 30,		Annualized Base Rent per Square Foot for the Three Months Ended June 30,
	2015	2014	$ Change	2015	2014	2015	2014
Office	$24,647	$24,226	$421	89.9%	93.0%	$30.72	$29.21
Industrial	1,173	1,456	(283)	73.0%	84.7%	3.37	3.60
Retail	11,177	11,102	75	93.6%	93.8%	16.67	16.54
Total base rental revenue - same store	$36,997	$36,784	$213	87.3%	91.4%	$20.32	$19.31

Base rental revenue in our same store office portfolio increased for the three months ended June 30, 2015, compared to the same period in 2014, primarily due to (i) an increase in average base rent per square foot and (ii) expiration of rental concessions, partially offset by the decrease in the average leased square feet for the three months ended June 30, 2015, compared to the same period in 2014. Base rental revenue in our same store industrial portfolio decreased for the three months ended June 30, 2015, compared to the same period in 2014, primarily due to tenant vacancies during 2015.

Other Rental Revenue - Same Store

Same store other rental revenue decreased for the three months ended June 30, 2015, compared to the same period in 2014, primarily due to a decrease in our straight line rent adjustment within our same store portfolio due to rent increases and the expiration of concessions, partially offset by an increase in the recoverable revenue, primarily resulting from an increase in real estate tax recovery in relation to an increase in the value of certain of our properties within the same store portfolio.

Rental Expenses - Same Store

The table below presents the amounts recorded and changes in rental expense of our same store portfolio for the three months ended June 30, 2015 and 2014 (dollar amounts in thousands):

	For the Three Months Ended June 30,
	2015	2014	$ Change	% Change
Real estate taxes	$4,392	$4,166	$226	5.4%
Repairs and maintenance	3,004	2,970	34	1.1%
Utilities	1,367	1,366	1	0.1%
Property management fees	870	792	78	9.8%
Insurance	320	318	2	0.6%
Other	1,023	1,058	(35)	-3.3%
Total same store rental expense	$10,976	$10,670	$306	2.9%

Debt Related Income

Debt related income decreased for the three months ended June 30, 2015, compared to the same period in 2014. The decrease is primarily attributable to the repayments of debt related investments of approximately $41.0 million since March 31, 2014, partially offset by the investment of approximately $5.4 million in debt related investments in the same period.

Other Operating Expenses

Real Estate Depreciation and Amortization Expense

Real estate depreciation and amortization expense decreased by $2.5 million, or 11%, for the three months ended June 30, 2015, compared to the same period in 2014, primarily due to our disposition of real properties during 2014 and 2015, partially offset by our acquisition of properties during the same period.

Advisory Fees

Advisory fees increased by $644,000, or 17%, for the three months ended June 30, 2015, compared to the same period in 2014, primarily due to (i) an increase in the performance component of the advisory fees accrued due to the increase in our total return and (ii) an increase in the fixed component of the advisory fees resulting from an increase in our Aggregate Fund NAV. “Aggregate Fund NAV” means the NAV of all of our Class E shares, Class A shares, Class W shares, and Class I shares, along with the OP Units held by third parties. For more information on the structure of our advisory fees, see Note 11 to our financial statements beginning on page F-1 of our Annual Report on Form 10-K filed with the Commission on March 3, 2015.

Other Income (Expenses)

Interest Expense

Interest expense decreased for the three months ended June 30, 2015, compared to the same period in 2014, primarily due to lower mortgage note borrowings. The following table further describes our interest expense by debt obligation, and includes amortization of deferred financing costs, amortization related to our derivatives, and amortization of discounts and premiums (amounts in thousands):

	For the Three Months Ended June 30,
Debt Obligation	2015	2014
Mortgage notes	$8,707	$12,387
Unsecured borrowings	2,419	2,087
Other secured borrowings	160	331
Financing obligations	(11)	300
Total interest expense	$11,275	$15,105

Gain on Sale of Real Property

During the three months ended June 30, 2014, we disposed of (i) an office property in the East Bay, CA market, for which we recorded a gain on sale of real property of approximately $2.8 million, and (ii) a land parcel in the Denver, CO market, for which we recorded a gain on sale of real property of approximately $93,000. During the three months ended June 30, 2015, we did not record any gain on sale of real property.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

The following unaudited table illustrates the changes in rental revenue, rental expenses and net operating income for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. Our same store portfolio includes 52 properties acquired prior to January 1, 2014 and owned through June 30, 2015, comprising approximately 8.3 million square feet. A discussion of these changes follows the table (dollar amounts in thousands):

	For the Six Months Ended June 30,
	2015	2014	$ Change	% Change
Revenue
Base rental revenue-same store (1)	$74,553	$72,765	$1,788	2%
Other rental revenue-same store	16,353	15,577	776	5%
Total rental revenue-same store	90,906	88,342	2,564	3%
Rental revenue-2014/2015 acquisitions/ dispositions (2)	19,548	21,798	(2,250)	-10%
Total rental revenue	110,454	110,140	314	0%
Debt related income	4,787	3,773	1,014	27%
Total revenue	$115,241	$113,913	$1,328	1%
Rental Expenses
Same store	$23,889	$22,716	$1,173	5%
2014/2015 acquisitions/dispositions (3)	4,647	2,427	2,220	91%
Total rental expenses	$28,536	$25,143	$3,393	13%
Net Operating Income (2)
Real property-same store	$67,017	$65,626	$1,391	2%
Real property-2014/2015 acquisitions/ dispositions (2)	14,901	19,371	(4,470)	-23%
Debt related income	4,787	3,773	1,014	27%
Total net operating income	$86,705	$88,770	$(2,065)	-2%

__________________

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

Net Operating Income

Base Rental Revenue - Same Store

The table below presents the factors contributing to the increase in our same store base rental revenue for the six months ended June 30, 2015 and 2014 (base rent dollar amounts in thousands):

Same Store Portfolio	Base Rent for the Six Months Ended June 30,			Average % Leased for the Six Months Ended June 30,		Annualized Base Rent per Square Foot for the Six Months Ended June 30,
	2015	2014	$ Change	2015	2014	2015	2014
Office	$49,679	$47,911	$1,768	91.4%	92.8%	$30.45	$28.94
Industrial	2,468	2,659	(191)	77.2%	84.7%	3.35	3.29
Retail	22,406	22,195	211	93.8%	94.1%	16.69	16.47
Total base rental revenue - same store	$74,553	$72,765	$1,788	89.0%	91.4%	$20.09	$19.09

Base rental revenue in our same store office portfolio increased for the six months ended June 30, 2015, compared to the same period in 2014, primarily due to (i) an increase in average base rent per square foot and (ii) expiration of rental concessions, partially offset by a decrease in the average leased square feet during the six months ended June 30 2015, compared to the same period in 2014.

Other Rental Revenue - Same Store

Same store other rental revenue increased for the six months ended June 30, 2015, compared to the same period in 2014, primarily due to (i) a lease termination payment for approximately $1.4 million related to a tenant in our retail portfolio that we received during the six months ended June 30, 2015 and (ii) an increase in recoverable revenue due to an increase in snow removal costs incurred by properties in our Greater Boston market, partially offset by a decrease in our straight line rent adjustment within our same store portfolio.

Rental Expenses - Same Store

The table below presents the amounts recorded and changes in rental expense of our same store portfolio for the six months ended June 30, 2015 and 2014 (dollar amounts in thousands):

	For the Six Months Ended June 30,
	2015	2014	$ Change	% Change
Real estate taxes	$8,759	$8,432	$327	3.9%
Repairs and maintenance (1)	7,790	6,346	1,444	22.8%
Utilities	3,098	3,585	(487)	-13.6%
Property management fees	1,718	1,554	164	10.6%
Insurance	637	635	2	0.3%
Other	1,887	2,164	(277)	-12.8%
Total same store rental expense	$23,889	$22,716	$1,173	5.2%

__________________

(1)

The increase in repairs and maintenance expenses for the six months ended June 30, 2015, compared to the same period in 2014, is primarily attributable to snow removal costs incurred by properties in our Greater Boston market.

Debt Related Income

Debt related income decreased for the six months ended June 30, 2015, compared to the same period in 2014. The decrease is primarily attributable to the repayments of debt related investments of approximately $70.7 million during 2014 and 2015, partially offset by the investment of approximately $6.1 million in debt related investments in the same period and the receipt of early repayment fees during 2015.

Other Operating Expenses

Real Estate Depreciation and Amortization Expense

Real estate depreciation and amortization expense decreased by $4.0 million, or 9%, for the six months ended June 30, 2015, compared to the same period in 2014, primarily due to our disposition of real properties during 2014 and 2015, partially offset by our acquisition of properties during the same period.

Advisory Fees

Advisory fees increased by $1.2 million, or 16%, for the six months ended June 30, 2015, compared to the same period in 2014, primarily due to (i) an increase in the performance component of the advisory fees accrued due to the increase in our total return and (ii) an increase in the fixed component of the advisory fees resulting from an increase in our Aggregate Fund NAV. For more information on the structure of our advisory fees, see Note 11 to our financial statements beginning on page F-1 of our Annual Report on Form 10-K filed with the Commission on March 3, 2015.

Impairment of Real Estate Property

During the six months ended June 30, 2015, we recorded $1.6 million of impairment charges related to one of our wholly-owned retail properties in the Pittsburgh, PA market, in order to (i) reduce the net book value of the property to our estimate of its fair value less the cost to sell, and (ii) recognize impairment resulting from additional capital expenditures and transaction costs incurred prior to the disposition during the six months ended June 30, 2015. During the six months ended June 30, 2014, we did not record any impairment of real estate property.

Other Income (Expenses)

Interest Expense

Interest expense decreased for the three months ended June 30, 2015, compared to the same period in 2014, primarily due to lower mortgage note borrowings. The following table further describes our interest expense by debt obligation, and includes amortization of deferred financing costs, amortization related to our derivatives, and amortization of discounts and premiums (amounts in thousands):

	For the Six Months Ended June 30,
Debt Obligation	2015	2014
Mortgage notes (1)	$19,742	$26,071
Unsecured borrowings	4,794	4,206
Other secured borrowings	477	693
Financing obligations	243	599
Total interest expense	$25,256	$31,569

__________________

(1)	Includes interest expense attributable to discontinued operations of $296,000 for the six months ended June 30, 2014.

Gain on Sale of Real Property

During the six months ended June 30, 2015, we disposed of (i) a portfolio of 12 office and industrial properties, for which we recorded gains on sale of real property of approximately $105.5 million, and (ii) an office property in the Dallas, TX market, for which we recorded a gain on sale of real property of approximately $23.1 million. During the six months ended June 30, 2014, we disposed of (i) a portfolio of 12 industrial properties, for which we recorded a gain on sale of real property of approximately $29.5 million, which is classified within discontinued operations, (ii) a retail property in the Greater Boston market, for which we recorded a gain on sale of real property of approximately $2.3 million, (iii) an office property in the Little Rock, AR market, for which we recorded a gain on sale of real property of approximately $1.4 million, (iv) an office property in the East Bay, CA market, for which we recorded a gain on sale of real property of approximately $2.8 million, and (v) a land parcel in the Denver, CO market, for which we recorded a gain on sale of real property of approximately $93,000.

Loss on Extinguishment of Debt and Financing Commitments

Loss on extinguishment of debt and financing commitments was approximately $1.2 million and $63,000 for the six months ended June 30, 2015 and 2014, respectively. The loss in 2015 primarily resulted from (i) deferred financing costs written off due to the amendment and restatement of the Old Facility on January 13, 2015 (see “Significant Transactions During the Six Months Ended June 30, 2015 – Recast of Credit Facility” above and Note 5 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information regarding the recast of the Old Facility), and (ii) accelerated amortization of deferred financing costs upon the repayment of borrowings under our repurchase facilities earlier than we had originally expected. The loss in 2014 primarily resulted from the accelerated amortization of deferred financing costs upon the repayment of borrowings under our repurchase facilities earlier than we had originally expected.

Liquidity and Capital Resources

Liquidity Outlook

We believe our existing cash balance, our available credit under the Amended Facility and the $200 Million Term Loan, cash from operations, additional proceeds from our public offerings, proceeds from the sale of existing investments, and prospective debt or equity issuances will be sufficient to meet our liquidity and capital needs for the foreseeable future, including the next 12 months. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, distribution payments, debt service payments, including debt maturities of approximately $183.6 million, redemption payments, issuer tender offers, and acquisitions of real property and debt related investments. Subsequent to June 30, 2015, we repaid approximately $39.4 million of debt that was scheduled to mature over the next 12 months. Borrowings that are subject to extension options are also subject to certain lender covenants and restrictions that we must meet to extend the initial maturity date. We currently believe that we will qualify for these extension options. However, we cannot guarantee that we will meet the requirements to extend the notes upon initial maturity. In the event that we do not qualify to extend the notes, we expect to repay them with proceeds from new borrowings or available proceeds from the Amended Facility and the $200 Million Term Loan.

In order to maintain a reasonable level of liquidity for redemptions of Class A, Class W and Class I shares pursuant to our Second Amended and Restated Class A, W and I Share Redemption Program (the “Class AWI SRP”), we intend to generally maintain under normal circumstances the following aggregate allocation to liquid assets: (1) 10% of the aggregate NAV of our outstanding Class A, Class W and Class I shares up to $1 billion of collective Class A, Class W and Class I share NAV, and (2) 5% of the aggregate NAV of our outstanding Class A, Class W and Class I shares in excess of $1 billion of collective Class A, Class W and Class I share NAV. However, as set forth in the Class AWI SRP, no assurance can be given that we will maintain this allocation to liquid assets. Our board of directors has the right to modify, suspend or terminate our Class AWI SRP if it deems such action to be in the best interest of our stockholders. As of June 30, 2015, the aggregate NAV of our outstanding Class A, Class W and Class I shares was approximately $178.8 million.

We calculate our leverage for reporting purposes as our total borrowings, calculated on a GAAP basis, divided by the fair value of our real property and debt related investments. Based on this methodology, as of June 30, 2015, our leverage was 36.0%.  There are other methods of calculating our overall leverage ratio that may differ from this methodology, such as the methodology used in determining our compliance with corporate borrowing covenants.

As of June 30, 2015, we had approximately $28.9 million of cash compared to $14.5 million as of December 31, 2014. The following discussion summarizes the sources and uses of our cash during the six months ended June 30, 2015.

Operating Activities

Net cash provided by operating activities increased approximately $8.9 million to approximately $47.9 million for the six months ended June 30, 2015 from approximately $39.0 million for the same period in 2014. The increase is primarily due to (i) a decrease in interest expense primarily resulting from the defeasance and repayment of mortgage note borrowings and the repayment of borrowings under our repurchase facility, (ii) an increase in our debt related income primarily resulting from the early repayment fee received upon the repayment of a debt related investment, and (iii)  the expiration of rental concessions.

Lease Expirations

Our primary source of funding for our property-level operating expenses and debt service payments is rent collected pursuant to our tenant leases. Our operating portfolio was approximately 87.5% leased as of June 30, 2015, compared to approximately 92.6% as of June 30, 2014. Our properties are generally leased to tenants for terms ranging from three to ten years. As of June 30, 2015, the weighted average remaining term of our leases was approximately 6.6 years, based on contractual remaining base rent, and 4.7 years, based on square footage. The following is a schedule of expiring leases for our consolidated operating properties by annualized base rent and square footage as of June 30, 2015 and assuming no exercise of lease renewal options (dollar amounts and square footage in thousands):

	Lease Expirations
Year	Number of Leases Expiring	Annualized Base Rent (1)%		Square Feet	%
2015 (2)	69	$3,844	2.3%	228	2.7%
2016	72	21,156	12.5%	866	10.4%
2017	72	41,687	24.6%	1,358	16.4%
2018	83	11,737	6.9%	562	6.8%
2019	83	23,090	13.6%	1,135	13.7%
2020	86	21,177	12.5%	1,048	12.6%
2021	31	13,031	7.7%	1,420	17.1%
2022	24	8,415	5.0%	446	5.4%
2023	15	13,879	8.2%	574	6.9%
2024	16	3,454	2.0%	235	2.8%
Thereafter	23	7,894	4.7%	431	5.2%
Total	574	$169,364	100.0%	8,303	100.0%

__________________

(1)	Annualized base rent represents the annualized monthly base rent of leases executed as of June 30, 2015.
(2)	Represents the number of leases expiring and annualized base rent for the remainder of 2015. Includes leases that are on a month-to-month basis at annualized amounts.

Our three most significant leases, together comprising approximately 33.6% of our annualized base rent as of June 30, 2015, will expire between December 2016 and September 2017. Based on market information as of June 30, 2015, we have obtained third-party estimates that current market rental rates, on a weighted-average basis utilizing annualized base rent as of June 30, 2015, are approximately 20%  lower than when we entered into these leases. Accordingly, we believe replicating the cash flows from these leases would be very difficult. If any one of these tenants does not renew their respective lease, we would be at greater risk of reduced revenues due to downtime, and when the leases expire, we may be forced to lower the rental rates or offer other concessions in order to attract new tenants. In addition, we could be required to expend substantial funds to construct new tenant improvements in the vacated space.

During the six months ended June 30, 2015, we signed new leases for approximately 215,000 square feet and renewal leases for approximately 379,000 square feet. Tenant improvements and leasing commissions related to these leases were approximately $2.5 million and $1.3 million, respectively, or $3.94 and $2.19 per square foot, respectively. Of the leases described above, approximately 375,000 square feet were considered comparable leases related to which we realized average straight line rent growth of 19.8%. Comparable leases comprise leases for which prior leases were in place for the same suite within 12 months of executing the new lease.

Investing Activities

Net cash provided by investing activities increased approximately $105.8 million to approximately $206.9 million for the six months ended June 30, 2015 from $101.1 million for the same period in 2014. The increase is primarily due to an increase in proceeds from disposition of real properties during the six months ended June 30, 2015, compared to the same period in 2014,  partially offset by an increase in cash paid to acquire operating properties during the six months ended June 30, 2015 compared to the same period in 2014.

Financing Activities

Net cash used in financing activities increased approximately $128.2 million to approximately $240.3 million for the six months ended June 30, 2015 from $112.1 million for the same period in 2014. The increase is primarily due to the repayment of our borrowings using proceeds from dispositions of real properties during the six months ended June 30, 2015, partially offset by a $33.9 million increase in net proceeds from the sale of common stock during the six months ended June 30, 2015, compared to the same period in 2014.

During the six months ended June 30, 2015 and 2014, we raised approximately $65.5 million and $29.0 million in proceeds from the sale of Class A, W, and I shares, respectively, including approximately $1.3 million and $296,000 under the distribution reinvestment plan, respectively. We have offered and will continue to offer Class E shares of common stock through the Class E DRIP Offering. The amount raised under the Class E DRIP Offering decreased by approximately $822,000 to approximately $9.3 million for the six months ended June 30, 2015, from approximately $10.1 million for the same period in 2014. In addition, during the six months ended June 30, 2015, we raised approximately $7.3 million from OP Units issued in a real estate transaction.

Debt Maturities

13 of our mortgage notes with an aggregate outstanding balance as of June 30, 2015 of approximately $340.2 million have initial maturities before January 1, 2017. Of these borrowings, one mortgage note with an outstanding balance of approximately $109.0 million as of June 30, 2015 has extension options beyond December 31, 2016. These extension options are subject to certain lender covenants and restrictions that we must meet to extend the maturity date. We currently believe that we will qualify for our extension options.

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

The following table sets forth relationships between the amount of distributions declared for such period and the amount reported as cash flow from operations in accordance with GAAP for the three and six months ended June 30, 2015 and 2014 (dollar amounts in thousands):

	For the Three Months Ended				For the Six Months Ended
Distributions:	June 30, 2015	% of Total Distributions	June 30, 2014	% of Total Distributions	June 30, 2015	% of Total Distributions	June 30, 2014	% of Total Distributions
Common stock distributions paid in cash	$10,902	62.0%	$10,341	61.7%	$21,657	62.2%	$20,627	61.8%
Other cash distributions (1)	1,191	6.8%	1,254	7.5%	2,316	6.7%	2,412	7.2%
Total cash distributions	$12,093	68.7%	$11,595	69.2%	$23,973	68.9%	$23,039	69.0%
Common stock distributions reinvested in common shares	5,502	31.3%	5,168	30.8%	10,825	31.1%	10,341	31.0%
Total distributions	$17,595	100.0%	$16,763	100.0%	$34,798	100.0%	$33,380	100.0%
Sources of distributions:
Cash flow from operations (2)(3)	$17,595	100.0%	$16,763	100.0%	$34,798	100.0%	$33,380	100.0%
Financial performance metric:
NAREIT-defined FFO (4)	$19,928	113.3%	$22,858	136.4%	$45,532	130.8%	$43,936	131.6%

__________________

(1)

Other cash distributions include distributions declared for OP Units for the respective period, and regular distributions made during the period to our joint venture partners that are noncontrolling interest holders, which exclude distributions of disposition proceeds related to properties sold by the joint ventures.

(2)

Expenses associated with the acquisition of real property are recorded to earnings and as a deduction to our cash from operations. We incurred acquisition costs of approximately $179,000 and $602,000 during the three and six months ended June 30, 2015, respectively. We incurred acquisition costs of approximately $252,000 during the three and six months ended June 30, 2014.

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

Redemptions

The following table sets forth relationships between the amount of redemption requests received by us pursuant to our Class E Share Redemption Program (the “Class E SRP”), the resulting pro-rata redemption caps, and actual amounts of Class E shares redeemed under the redemption program for each of the last four quarterly periods (share amounts in thousands):

For the Quarter Ended:	Number of Class E Shares Requested for Redemption	Number of Class E Shares Redeemed	Percentage of Class E Shares Requested for Redemption Redeemed	Percentage of Class E Shares Requested for Redemption Redeemed Pro Rata (1)	Average Price Paid per Share
September 30, 2014	17,597	2,041	11.6%	8.5%	$7.09
December 31, 2014	18,907	1,964	10.4%	7.4%	7.16
March 31, 2015	18,996	1,530	8.1%	5.9%	7.30
June 30, 2015	20,657	5,005	24.2%	21.6%	7.38
Average	19,039	2,635	13.8%	11.1%	$7.27

__________________

(1)	Represents redemptions of shares from investors that did not qualify for death or disability redemptions.

Additionally, during the second quarter of 2015, we satisfied 100% of redemption requests received pursuant to our Class AWI SRP; we redeemed approximately 109,000 Class I shares, 7,000 Class A shares, and 4,000 Class W shares for a weighted average price of approximately $7.27 per share pursuant to our Class AWI SRP. See “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q for more information regarding redemptions of shares during the three months ended June  30, 2015.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the adverse effect on the value of assets and liabilities that results from a change in the applicable market resulting from a variety of factors such as perceived risk, interest rate changes, inflation and overall general economic changes. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unit holders, and other cash requirements. Our outstanding borrowings are directly impacted by changes in market conditions. This impact is largely mitigated by the fact that the majority of our outstanding borrowings have fixed interest rates, which minimize our exposure to the risk that fluctuating interest rates may pose to our operating results and liquidity.

As of June 30, 2015, the fair value of our fixed rate debt was $573.8 million and the carrying value of our fixed rate debt was $566.0 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of June 30, 2015. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of June 30, 2015, we had approximately $8.1 million of unhedged variable rate borrowings outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our remaining variable rate borrowings were to increase 10%, we estimate that our quarterly interest expense would increase by a negligible amount based on our outstanding floating-rate debt as of June 30, 2015.

As of June 30, 2015, we had interest rate swap agreements with notional amounts of approximately $83.8 million in excess of our outstanding borrowings under our term loans and line of credit.  We are obligated to pay our counterparties under these swap agreements regardless of the level of our unsecured borrowings. If the LIBOR rates relevant to these under-utilized swap agreements were to decrease 10%, we estimate that our quarterly payments under these swap agreements would increase by approximately $4,000 based on our outstanding borrowings under our term loans and line of credit as of June 30, 2015.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Please see the risk factors discussed in Item 1A of Part I of our Annual Report on Form 10-K filed with the Commission on March 3, 2015 and Item 1A of Part II of our Quarterly Report on Form 10-Q filed with the Commission on May 12, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Redemption Program and Other Redemptions

As of June 30, 2015, no material changes had occurred to our Class E SRP or our separate Class AWI SRP as discussed in Item 5 of our Annual Report on Form 10-K filed with the Commission on March 3, 2015.

Pursuant to the Class E SRP, we will not redeem during any consecutive 12-month period more than 5% of the number of Class E shares of common stock outstanding at the beginning of such 12-month period.

Currently, the Class AWI SRP imposes a quarterly cap on the aggregate “net redemptions” of our Class A, Class W and Class I share classes equal to the amount of shares of such classes with a value (based on the redemption price per share on the day the redemption is effected) of up to 5% of the aggregate NAV of the outstanding shares of such classes as of the last day of the previous calendar quarter (the “Quarterly Cap”). We use the term “net redemptions” to mean, for any quarter, the excess of our share redemptions (capital outflows) of our Class A, Class W and Class I share classes over the share purchases net of sales commissions (capital inflows) of such classes in any ongoing public offering of Class A, Class W or Class I shares, whether in a primary offering or pursuant to a distribution reinvestment plan. On any business day during a calendar quarter, the maximum amount available for redemptions will be equal to (1) 5% of the NAV of our outstanding Class A, Class W and Class I shares, calculated as of the last day of the previous calendar quarter, plus (2) proceeds from sales of new Class A, Class W and Class I shares in our public offering (including reinvestment of distributions but net of sales commissions) since the beginning of the current calendar quarter, less (3) proceeds paid to redeem shares of such classes since the beginning of the current calendar quarter through the prior business day. For each future quarter, our board of directors reserves the right to choose whether the Quarterly Cap will be applied to “gross redemptions,” meaning, for any class and any quarter, amounts paid to redeem shares of such class since the beginning of such calendar quarter, or “net redemptions.” In addition, for each future quarter, our board of directors reserves the right to choose whether the Quarterly Cap and the “net redemptions” test will be applied to our Class A, Class W and Class I shares on a class-specific basis rather than on the aggregate basis described above. If our board of directors chooses to have the Quarterly Cap and the “net redemptions” test apply on a class-specific basis, then “net redemptions” of our Class A, Class W and Class I share classes will mean, for any class and any quarter, the excess of our share redemptions (capital outflows) of such class over the share purchases net of sales commissions (capital inflows) of such class in any ongoing public offering of Class A, Class W or Class I shares, whether in a primary offering or pursuant to a distribution reinvestment plan. Further, the quarterly cap will mean a quarterly cap on the “net redemptions” of each of our Class A, Class W and Class I share classes equal to the amount of shares of such class with an aggregate value (based on the redemption price per share on the day the redemption is effected) of up to 5% of the NAV of the outstanding shares of such class as of the last day of the previous calendar quarter. Additionally, our board of directors has the right to modify, suspend or terminate our share redemption programs if it deems such action to be in the best interest of our stockholders.

In aggregate, for the three months ended June 30, 2015, we redeemed approximately 5.1 million shares of common stock pursuant to the Class E SRP and the Class AWI SRP for approximately $37.8 million, as described further in the table below (number of shares in thousands).

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
April 1 - April 30, 2015	37	$7.30	37	—
May 1 - May 31, 2015	61	7.29	61	—
June 1 - June 30, 2015	5,028	7.37	5,028	—
Total	5,126	$7.37	5,126	—

__________________

(1)

Redemptions are limited under the Class E SRP and the Class AWI SRP as described above. We redeemed all Class A, W, and I shares that were requested to be redeemed during the three months ended June 30, 2015. As of June 30, 2015, we had capacity under the Class AWI SRP to redeem up to an aggregate of $61.6 million of Class A, W, and I shares. Pursuant to the Class AWI SRP, this capacity resets at the beginning of each quarter.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Self-Tender Offer

On July 7, 2015, we commenced a self-tender offer to purchase for cash up to $115 million of our unclassified shares of common stock, which we refer to as “Class E” shares, subject to our ability to increase the number of shares accepted for payment in the offer by up to but not more than 2% of our outstanding Class E shares (resulting in a commensurate increase in the dollar volume by up to approximately $23 million) without amending or extending the offer in accordance with rules promulgated by the Commission, at a price specified by the tendering stockholders of not greater than $7.36 per share, which equals the NAV per share determined in accordance with our valuation procedures as of July 6, 2015, or less than $6.65 per share, net to the seller in cash, less any applicable withholding taxes and without interest. The offer was made upon the terms and subject to the conditions set forth in the Offer to Purchase, dated July 7, 2015, and in the related Letter of Transmittal, filed with the Commission on Schedule TO on July 7, 2015. The offer expired at 5:00 p.m. Central Time, on Wednesday, August 5, 2015. In accordance with the terms of the offer, on August 12, 2015, we accepted for purchase approximately 17.2 million Class E shares at a purchase price of $7.25 per share for an aggregate cost of approximately $124.3 million. We funded the purchase with a $115.0 million draw on our Revolving Credit Facility and existing cash.

Revolving Credit Facility Borrowings

Subsequent to June 30, 2015, we have borrowed a net total of $220.5 million under the Revolving Credit Facility component of the Amended Facility. Specifically, we borrowed $50.0 million on July 1, 2015, of which we subsequently repaid $9.5 million, $18.0 million on July 6, 2015, which we subsequently repaid, $10.0 million on July 15, 2015, which we subsequently repaid, $65.0 million on August 6, 2015, and $115.0 million on August 13, 2015.  Proceeds from these borrowings were primarily used to fund (i) our purchase of common shares pursuant our self-tender offer described above, (ii) our acquisition of an office property in Hollywood, FL and a retail property in Davie, FL, on August 6, 2015, and (iii) our satisfaction of share redemption requests received by us pursuant to our Class E SRP on July 1, 2015.

Distribution Reinvestment Plan Suitability Requirements

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

4.4	Second Amended and Restated Class A, W and I Share Redemption Program, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 17, 2014
10.1	Second Amended and Restated Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 24, 2015.
10.2	Amended and Restated Secondary Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 24, 2015.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Consent of Altus Group U.S., Inc.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*

__________________

*    Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

Date: August 13, 2015	/s/ JEFFREY L. JOHNSON
Jeffrey L. Johnson Chief Executive Officer

Date: August 13, 2015	/s/ M. KIRK SCOTT
M. Kirk Scott Chief Financial Officer and Treasurer