Form 10-Q
period 2015-09-30
Dividend Capital Diversified Property Fund Inc.
filed 2015-11-12
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________________

FORM 10-Q

_______________________________________

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

As of November 5, 2015, 139,995,543 unclassified shares of common stock (referred to as “Class E” shares), 1,517,286 shares of Class A common stock, 1,506,484 shares of Class W common stock, and 22,981,923 shares of Class I common stock of Dividend Capital Diversified Property Fund Inc., each with a par value $0.01 per share, were outstanding.

Dividend Capital Diversified Property Fund Inc.

Form 10-Q

September 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and footnoted information)

	As of
	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Investments in real property	$2,270,746	$2,442,509
Accumulated depreciation and amortization	(489,395)	(513,083)
Total net investments in real property (1)	1,781,351	1,929,426
Debt related investments, net	27,775	94,951
Total net investments	1,809,126	2,024,377
Cash and cash equivalents	15,186	14,461
Restricted cash	20,258	27,452
Other assets, net	46,250	59,916
Assets held for sale	—	21,927
Total Assets	$1,890,820	$2,148,133
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$51,056	$49,974
Mortgage notes and other secured borrowings (2)	543,947	853,267
Unsecured borrowings	459,000	345,000
Intangible lease liabilities, net	58,649	86,243
Other liabilities	33,073	47,789
Liabilities associated with assets held for sale	—	1,880
Total Liabilities	1,145,725	1,384,153
Equity:
Stockholders’ equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 165,043,370 and 178,399,679 shares issued and outstanding, as of September 30, 2015 and December 31, 2014, respectively (3)	1,650	1,784
Additional paid-in capital	1,479,403	1,586,444
Distributions in excess of earnings	(818,531)	(893,791)
Accumulated other comprehensive loss	(14,985)	(10,120)
Total stockholders’ equity	647,537	684,317
Noncontrolling interests	97,558	79,663
Total Equity	745,095	763,980
Total Liabilities and Equity	$1,890,820	$2,148,133

__________________

(1)

Includes approximately $76.3 million and $82.7 million, after accumulated depreciation and amortization, in consolidated real property variable interest entity investments as of September 30, 2015 and December 31, 2014, respectively.

(2)	Includes approximately $58.5 million and $59.4 million in consolidated mortgage notes in variable interest entity investments as of September 30, 2015 and December 31, 2014, respectively.
(3)

Includes 139,437,007 shares of Class E common stock, 1,447,984 shares of Class A common stock, 1,418,223 shares of Class W common stock, and 22,740,156 shares of Class I common stock issued and outstanding as of September 30, 2015, and 163,067,835 shares of Class E common stock, 1,187,215 shares of Class A common stock, 1,116,698 shares of Class W common stock, and 13,027,931 shares of Class I common stock issued and outstanding as of December 31, 2014.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share and footnoted information)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE:
Rental revenue	$52,854	$56,793	$163,308	$166,933
Debt related income	807	1,798	5,594	5,571
Total Revenue	53,661	58,591	168,902	172,504
EXPENSES:
Rental expense	14,877	12,804	43,412	37,947
Real estate depreciation and amortization expense	20,851	21,918	61,404	66,481
General and administrative expenses (1)	2,477	2,581	8,157	8,187
Advisory fees, related party	4,225	4,083	13,021	11,678
Acquisition-related expenses	476	372	1,259	962
Impairment of real estate property (2)	6,500	9,500	8,124	9,500
Total Operating Expenses	49,406	51,258	135,377	134,755
Other Income (Expenses):
Interest and other income	704	424	1,500	688
Interest expense	(10,951)	(15,276)	(36,208)	(46,549)
Loss on extinguishment of debt and financing commitments	—	—	(1,168)	(63)
Gain on sale of real property (3)	4,567	—	133,234	6,462
(Loss) income from continuing operations	(1,425)	(7,519)	130,883	(1,713)
Discontinued operations (4)	—	5	—	30,005
Net (Loss) Income	(1,425)	(7,514)	130,883	28,292
Net loss (income) attributable to noncontrolling interests	1,297	475	(7,358)	(4,405)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(128)	$(7,039)	$123,525	$23,887

Net (loss) income per basic and diluted common share:
Continuing operations	$(0.00)	$(0.04)	$0.69	$(0.01)
Discontinued operations	$—	$0.00	$—	$0.14
NET (LOSS) INCOME PER BASIC AND DILUTED COMMON SHARE	$(0.00)	$(0.04)	$0.69	$0.13
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	174,290	178,729	179,168	177,717
Diluted	187,279	191,422	192,020	190,605
Distributions declared per common share	$0.0895	$0.0872	$0.2688	$0.2620

__________________

(1)

Includes approximately $1.8 million and $1.6 million paid to our Advisor and its affiliates for reimbursable expenses during the three months ended September 30, 2015 and 2014, respectively, and approximately $5.3 million and $4.8 million paid to our Advisor and its affiliates for reimbursable expenses during the nine months ended September 30, 2015 and 2014, respectively.

(2)	Includes approximately $125,000 paid to our Advisor for advisory fees associated with the disposition of real properties during the nine months ended September 30, 2015.
(3)

Includes approximately $201,000 paid to our Advisor for advisory fees associated with the disposition of real properties during the three months ended September 30, 2015, and approximately $4.6 million and $328,000 paid to our Advisor for advisory fees associated with the disposition of real properties during the nine months ended September 30, 2015 and 2014, respectively.

(4)	Includes approximately $1.6 million paid to our Advisor for advisory fees associated with the disposition of real properties during the nine months ended September 30, 2014.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND LOSS

(Unaudited)

(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net (Loss) Income	$(1,425)	$(7,514)	$130,883	$28,292
Other Comprehensive (Loss) Income:
Net unrealized change from available-for-sale securities	—	—	—	(211)
Unrealized change from cash flow hedging derivatives	(6,016)	1,160	(5,251)	1,389
Comprehensive (loss) income	(7,441)	(6,354)	125,632	29,470
Comprehensive loss (income) attributable to noncontrolling interests	1,732	472	(6,972)	(4,304)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,709)	$(5,882)	$118,660	$25,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(In thousands)

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Balances, December 31, 2014	178,400	$1,784	$1,586,444	$(893,791)	$(10,120)	$79,663	$763,980
Comprehensive income (loss):
Net income	—	—	—	123,525	—	7,358	130,883
Unrealized change from cash flow hedging derivatives	—	—	—	—	(4,889)	(362)	(5,251)
Common stock:
Issuance of common stock, net of offering costs	11,939	119	81,490	—	—	—	81,609
Issuance of common stock, stock-based compensation plans	618	6	942	—	—	—	948
Redemptions of common stock	(25,914)	(259)	(189,350)	—	—	—	(189,609)
Amortization of stock-based compensation	—	—	24	—	—	—	24
Distributions declared on common stock	—	—	—	(48,265)	—	—	(48,265)
Noncontrolling interests:
Contributions of noncontrolling interests	—	—	—	—	—	16,517	16,517
Distributions declared to noncontrolling interests	—	—	—	—	—	(3,508)	(3,508)
Redemptions of noncontrolling interests	—	—	(147)	—	24	(2,110)	(2,233)
Balances, September 30, 2015	165,043	$1,650	$1,479,403	$(818,531)	$(14,985)	$97,558	$745,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$130,883	$28,292
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate depreciation and amortization expense	61,404	66,481
Gain on disposition of real property	(133,234)	(36,140)
Impairment of real estate property	8,124	9,500
Collection of accrued interest from debt investment	6,421	—
Loss on extinguishment of debt and financing commitments	1,168	63
Other adjustments to reconcile net income to net cash provided by operating activities	3,016	7,286
Changes in operating assets and liabilities	119	(12,616)
Net cash provided by operating activities	77,901	62,866
INVESTING ACTIVITIES:
Acquisition of real property	(200,447)	(86,346)
Capital expenditures in real property	(22,043)	(10,176)
Proceeds from disposition of real property	342,157	96,602
Principal collections on debt related investments	52,945	23,688
Other investing activities	(4,931)	(1,146)
Net cash provided by investing activities	167,681	22,622
FINANCING ACTIVITIES:
Mortgage note principal repayments	(110,405)	(49,133)
Defeasance of mortgage note borrowings	(53,267)	—
Net proceeds from revolving line of credit borrowings	34,000	17,500
Net proceeds from term loan	80,000	—
Repayment of other secured borrowings	(25,796)	(844)
Redemption of common shares	(190,019)	(65,087)
Distributions on common stock	(32,080)	(30,913)
Proceeds from sale of common stock	68,851	66,041
Offering costs for issuance of common stock	(3,487)	(3,836)
Distributions to noncontrolling interest holders	(3,394)	(8,391)
Other financing activities	(9,260)	(7,789)
Net cash used in financing activities	(244,857)	(82,452)

NET INCREASE IN CASH AND CASH EQUIVALENTS	725	3,036
CASH AND CASH EQUIVALENTS, beginning of period	14,461	24,778
CASH AND CASH EQUIVALENTS, end of period	$15,186	$27,814
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$34,486	$43,299
Supplemental Disclosure of Noncash Investing and Financing Activities:
Common stock issued pursuant to the distribution reinvestment plan	$16,090	$15,578
Issuances of OP Units for beneficial interests	$7,324	$—
Assumed mortgage	$11,869	$—
Non-cash investment in real property	$11,869	$12,232
Non-cash principal collection on debt related investments *	$11,228	$7,125
Non-cash disposition of real property *	$128,008	$94,011
Non-cash repayment of mortgage note and other secured borrowings *	$139,236	$101,807

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

September 30, 2015

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

We are the sole general partner of our Operating Partnership. In addition, we have contributed 100% of the proceeds received from our offerings of common stock to our Operating Partnership in exchange for partnership units (“OP Units”) representing our interest as a limited partner of the Operating Partnership. As of September 30, 2015 and December 31, 2014, we owned approximately 92.5% and 93.6%, respectively, of the limited partnership interests in our Operating Partnership, and the remaining limited partnership interests in our Operating Partnership were owned by third-party investors. Our Operating Partnership has classes of OP Units that correspond to our four classes of common stock: Class E OP Units, Class A OP Units, Class W OP Units, and Class I OP Units. As of September 30, 2015 and December 31, 2014, our Operating Partnership had issued and outstanding approximately 12.9 million and 12.1 million Class E OP Units held by third party investors, respectively, which represent limited partnership interests issued in connection with its private placement offerings. As of September 30, 2015 and December 31, 2014, such Class E OP Units had a maximum approximate redemption value of $95.4 million and $87.0 million, respectively, based on the most recent selling price of our common stock pursuant to our primary offering. Furthermore, during the nine months ended September 30, 2015, we exercised our option to acquire, at fair value, previously sold fractional interests in a retail property in the Jacksonville, FL market for a combination of (i) approximately 1.0 million Class E OP Units issued at a price of $7.18 per OP Unit, representing approximately $7.3 million of the aggregate purchase price and (ii) approximately $783,000 in cash. The result of this activity was a net decrease in our financing obligations of approximately $17.9 million and a net increase in our noncontrolling interests of $16.2 million.

Dividend Capital Total Advisors LLC (our “Advisor”), a related party, manages our day-to-day activities under the terms and conditions of an advisory agreement (as amended from time to time, the “Advisory Agreement”). Our Advisor and its affiliates receive various forms of compensation, reimbursements and fees for services relating to the investment and management of our real estate assets.

On July 12, 2012, the Securities and Exchange Commission (the “Commission”) declared effective our Registration Statement on Form S-11 (Registration Number 333-175989) (as amended, the “Prior Registration Statement”). The Prior Registration Statement applied to the offer and sale (the “Prior Offering”) of up to $3,000,000,000 of our shares of common stock, of which $2,250,000,000 of shares were expected to be offered to the public in a primary offering and $750,000,000 of shares were expected to be offered to our stockholders pursuant to an amended and restated distribution reinvestment plan (subject to our right to reallocate such amounts). In the Prior Offering, we offered to the public three classes of shares: Class A shares, Class W shares and Class I shares with net asset value (“NAV”) based pricing.  On September 15, 2015, we terminated the Prior Offering.  Through September 15, 2015, the date our Prior Offering terminated, we had raised gross proceeds of approximately $183.1 million from the sale of approximately 25.8 million shares in the Prior Offering, including approximately $3.4 million through our distribution reinvestment plan.

On September 16, 2015, the Commission declared effective our Registration Statement on Form S-11 (Registration Number 333-197767) (the “Follow-On Registration Statement”). The Follow-On Registration Statement applies to the Company’s follow-on “best efforts” offering of up to $1,000,000,000 of the Company’s Class A, Class I and Class W shares of common stock, of which $750,000,000 of shares are expected to be offered to the public in a primary offering and $250,000,000 of shares are expected to be offered to stockholders of the Company pursuant to its distribution reinvestment plan (subject to the Company’s right to reallocate such amounts) (the “Follow-On Offering”). As of September 30, 2015, we had raised gross proceeds of approximately $389,000 from the sale of approximately 52,000 shares in the Follow-On Offering.

During the nine months ended September 30, 2015, we raised aggregate gross proceeds of approximately $87.1 million from the sale of approximately 11.9 million shares, including approximately $16.1 million raised through our distribution reinvestment plans.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim condensed consolidated financial statements (herein referred to as “financial statements,” “balance sheets,” “statements of operations,” “statements of comprehensive income and loss,” “statement of equity,” or “statements of cash flows”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, these financial statements do not include all the information and disclosure required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of operating results for a full year. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Commission on March 3, 2015. There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2015 other than the updates described below.

Reclassifications

Certain amounts included in the accompanying financial statements for 2014 have been reclassified to conform to the 2015 financial statements presentation with no effect on previously reported net income (loss) or equity. We reclassified approximately $157,000 and $496,000 in third-party payments related to efforts to acquire real properties that were not ultimately completed (“terminated acquisition costs”) incurred during the three and nine months ended September 30, 2014, respectively, from “general and administrative expenses” into “acquisition-related expenses”. We have also reclassified approximately $181,000 in terminated acquisition costs incurred during the six months ended June 30, 2015, from general and administrative expenses into acquisition related expenses.

Statements of operations amounts for properties disposed of or classified as held for sale as of December 31, 2013, have been reclassified to discontinued operations for all periods presented during 2014. Amounts in our segment disclosures in Note 11 reflect the reclassification of amounts related to properties that have been disposed of or classified as held for sale as of December 31, 2013.

New Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2015-16 (“ASU 2015-16”), which simplifies the accounting for adjustments made to provisional amounts recognized in a business combination. The guidance eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, the guidance requires that an acquirer recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance will be effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. The guidance should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. We do not anticipate the adoption will have a significant impact on our financial statements.

The FASB issued Accounting Standards Update 2015-15 (“ASU 2015-15”) and Accounting Standards Update 2015-03 (“ASU 2015-03”) in August 2015 and April 2015, respectively, which simplify the presentation of debt issuance costs and clarify the guidance for presenting and measuring debt issuance costs related to line-of-credit arrangements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-15 permits an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs is not affected by the guidance. Both ASU 2015-03 and ASU 2015-15 are effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015 and will require retrospective application. Early adoption is permitted for financial statements that have not been previously issued. We do not anticipate the adoption will have a significant impact on our financial statements.

In June 2015, the FASB issued Accounting Standards Update 2015-10 (“ASU 2015-10”), which (i) made technical corrections and improvements to ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”), which became effective upon the issuance of ASU 2015-10, and (ii) made technical corrections and improvements to ASC Topic 820, Fair Value Measurement and Disclosures (“ASC Topic 820”), which is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015, with early adoption permitted, including adoption in an interim period. We do not anticipate the adoption will have a significant impact on our financial statements.

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

3. INVESTMENTS IN REAL PROPERTY

Currently, our consolidated investments in real property consist of investments in office, industrial and retail properties. The following tables summarize our consolidated investments in real property as of September 30, 2015 and December 31, 2014 (amounts in thousands):

Real Property	Land	Building and Improvements	Intangible Lease Assets	Total Investment Amount	Intangible Lease Liabilities	Net Investment Amount
As of September 30, 2015:
Office	$204,700	$815,933	$308,614	$1,329,247	$(18,414)	$1,310,833
Industrial	9,572	65,153	16,436	91,161	(344)	90,817
Retail	252,310	502,817	95,211	850,338	(68,398)	781,940
Total gross book value	466,582	1,383,903	420,261	2,270,746	(87,156)	2,183,590
Accumulated depreciation/amortization	—	(193,467)	(295,928)	(489,395)	28,507	(460,888)
Total net book value	$466,582	$1,190,436	$124,333	$1,781,351	$(58,649)	$1,722,702
As of December 31, 2014:
Office (1)	$238,505	$818,659	$359,057	$1,416,221	$(21,535)	$1,394,686
Industrial	25,502	193,878	48,421	267,801	(41,011)	226,790
Retail	237,605	464,479	86,820	788,904	(62,292)	726,612
Total gross book value	501,612	1,477,016	494,298	2,472,926	(124,838)	2,348,088
Accumulated depreciation/amortization	—	(204,165)	(319,081)	(523,246)	38,595	(484,651)
Total net book value	$501,612	$1,272,851	$175,217	$1,949,680	$(86,243)	$1,863,437

__________________

(1)

Includes $4.1 million in land, $19.3 million in building and improvements, and $7.0 million in intangible lease assets before accumulated depreciation of $10.2 million, related to an office property classified as held for sale in the accompanying balance sheet as of December 31, 2014.

Acquisitions

The following table summarizes our acquisitions of real properties during the nine months ended September 30, 2015 (dollar amounts and square footage in thousands):

Real Property	Property Type	Market	Number of Properties	Date of Acquisition	Acquired Ownership	Contract Price	Net Rentable Square Feet	Percent Leased
Venture Corporate Center	Office	South Florida	1	August 6, 2015	100%	$45,750	253	97%
Shenandoah	Retail	South Florida	1	August 6, 2015	100%	32,670	124	100%
City View	Office	Austin, TX	1	April 24, 2015	100%	68,750	274	99%
South Cape	Retail	Greater Boston (1)	1	March 18, 2015	100%	35,450	143	92%
Rialto	Office	Austin, TX	1	January 15, 2015	100%	37,300	155	94%
Total 2015 real property acquisitions			5			$219,920	949	97%

__________________

(1)

Our Greater Boston market comprises the greater metro area around Boston, MA. As of September 30, 2015, properties in our Greater Boston market are located in the following states: Massachusetts, Connecticut, New Hampshire, and Rhode Island.

The following table summarizes the allocations of the fair value of the real properties we acquired during the nine months ended September 30, 2015 to land, building and improvements, intangible lease assets, intangible lease liabilities, and mark-to-

market adjustment on assumed debt (dollar amounts in thousands). We have not made any material adjustments related to these allocations.

									Weighted-average Amortization Period (Years)
Real Property	Land	Building and Improvements	Intangible Lease Assets	Intangible Lease Liabilities	Mark-to-Market Adjustment on Assumed Debt	Total Fair Value	Prorations and Credits	Contract Price	Intangible Lease Assets	Intangible Lease Liabilities
Venture Corporate Center	$12,047	$22,183	$11,968	$(798)	$—	$45,400	$350	$45,750	6.3	6.1
Shenandoah	10,501	22,959	4,438	(4,294)	(934)	32,670	—	32,670	13.0	18.9
City View	4,606	55,868	9,382	(1,543)	—	68,313	437	68,750	4.5	3.9
South Cape	9,936	22,877	4,675	(2,038)	—	35,450	—	35,450	7.9	23.8
Rialto	5,094	26,740	5,751	(447)	—	37,138	162	37,300	5.2	2.7
Total 2015 real property acquisitions	$42,184	$150,627	$36,214	$(9,120)	$(934)	$218,971	$949	$219,920	6.7	15.6

For the three and nine months ended September 30, 2015, our consolidated statements of operations include aggregate revenue and net operating income (“NOI”) attributable to the real properties acquired during the nine months ended September 30, 2015 as shown in the table below (amounts in thousands):

	For the Three Months Ended September 30, 2015		For the Nine Months Ended September 30, 2015
	Revenue	NOI (1)	Revenue	NOI (1)
Real Property
Venture Corporate Center	$1,123	$726	$1,123	$726
Shenandoah	458	342	458	342
City View	2,136	1,355	3,684	2,383
South Cape	882	684	1,931	1,496
Rialto	1,168	654	3,236	1,908
Total	$5,767	$3,761	$10,432	$6,855

__________________

(1)	For a discussion as to why we view NOI to be an appropriate supplemental performance measure and a reconciliation to GAAP net income, refer to Note 11.

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

During the nine months ended September 30, 2015, we disposed of the following properties (dollar amounts and square footage in thousands):

Property Type	Market	Ownership	Net Rentable Square Feet	Percentage Leased	Disposition Date	Contract Sales Price	Gain on Sale
Land Parcel	Denver, CO	100%	N/A	N/A	August 12, 2015	$7,577	$1,701
Office	Los Angeles, CA	100%	111	0%	July 20, 2015	12,549	2,866
Retail	Pittsburgh, PA	100%	103	93%	May 5, 2015	12,500	—
Office and Industrial Portfolio (1)	Various (1)	100%	2,669	100%	March 11, 2015	398,635	105,542
Office	Dallas, TX	100%	177	88%	January 16, 2015	46,600	23,125
Total 2015 real property dispositions			3,060	95%		$477,861	$133,234

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

For the nine months ended September 30, 2015, our consolidated statements of operations include approximately $6.2 million of aggregate revenue and approximately $6.1 million of NOI attributable to the Portfolio. For the three and nine months ended September 30, 2014, our consolidated statements of operations include approximately $8.5 million and $25.4 million of aggregate revenue, respectively, and approximately $8.4 million and $25.0 million of NOI, respectively, attributable to the Portfolio.

Assets Held for Sale

We did not have any assets or related liabilities classified as held for sale as of September 30, 2015. As of December 31, 2014, we had agreed to dispose of an office property to an unrelated third party. Accordingly, the assets and liabilities related to this property were classified as held for sale in the accompanying balance sheet as of December 31, 2014. We sold the property on January 16, 2015. The following table summarizes the carrying amounts of the major classes of assets and liabilities classified as held for sale as of December 31, 2014 (amounts in thousands):

As of December 31, 2014
Land	$4,075
Building and improvements	19,337
Intangible lease assets	7,005
Accumulated depreciation	(10,163)
Other assets, net	1,673
Assets held for sale	$21,927
Other liabilities	1,880
Liabilities related to assets held for sale	$1,880

Real Property Impairment

During the nine months ended September 30, 2015, we recorded approximately $1.6 million of impairment charges related to a wholly owned retail property that we acquired in May 2007 in the Pittsburgh, PA market, which was disposed of in May 2015. Prior to the disposition, the net book value of this retail property exceeded the contract sales price less the cost to sell by approximately $1.6 million. Accordingly, we recorded an impairment to reduce the net book value of the property to our estimate of its fair value less the cost to sell.

In addition, during the three months ended September 30, 2015, we recorded a $6.5 million impairment charge related to a consolidated office property located in the Chicago, IL market, which we acquired in February 2007 and we hold through a joint venture in which we are not the managing partner. We have an 80% ownership interest in the office property. As of September 30, 2015, the net book value of this office property exceeded our estimate of the fair value of the property less the cost to sell by $6.5 million. Accordingly, we recorded an impairment charge to reduce the net book value of the property to our estimate of its fair value less the cost to sell.

In the calculation of our NAV, our real estate assets are carried at fair value using valuation methodologies consistent with ASC Topic 820, Fair Value Measurements and Disclosures. As a result, the timing of valuation changes recorded in our NAV will not necessarily be the same as for impairment charges recorded to our financial statements prepared pursuant to GAAP.

Discontinued Operations

We present the results of operations and the respective aggregate net gains (losses), of (i) any property or group of properties that were disposed or classified as held for sale as of December 31, 2013 when the operations and cash flows have been (or will be) eliminated from our ongoing operations and we will not have any significant continuing involvement, and (ii) any property or group of properties, the disposal of which would represent a strategic shift that has (or will have) a major effect on our operations and financial results, when such property (or group of properties) have been disposed of or classified as held for sale, as discontinued operations in our accompanying statements of operations. Interest expense is included in discontinued operations only if it is directly attributable to these operations or properties. Discontinued operations for the three and nine months ended September 30, 2014 include the results of operations and net gain on the disposition of 12 properties classified as held for sale as of December 31, 2013. Properties sold or classified as held for sale after December 31, 2013 are not classified as discontinued operations unless the sale or classification as held for sale meets the new accounting requirements pursuant to Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, issued by the FASB in April 2014. We did not have any discontinued operations for the three and nine months ended September 30, 2015. Certain negligible amounts recorded as discontinued operations for the three months ended September 30, 2014 are not presented in the table below. The following table summarizes amounts recorded as discontinued operations for the nine months ended September 30, 2014 (amounts in thousands):

For the Nine Months Ended September 30, 2014
Revenues	$969
Rental expense	(340)
Interest expense	(296)
Other expenses	(7)
Income from discontinued operations	326
Gain on disposition	29,679
Discontinued operations	30,005
Discontinued operations attributable to noncontrolling interests	(4,462)
Discontinued operations attributable to common stockholders	$25,543

We did not record any capital expenditures related to our discontinued operations during the three or nine months ended September 30, 2014. We did not record any significant operating or investing noncash items related to our discontinued operations during the three months ended September 30, 2014. The following table summarizes significant operating and investing noncash items related to our discontinued operations for the nine months ended September 30, 2014 (amounts in thousands):

For the Nine Months Ended September 30, 2014
Noncash items:
Straight-line rent adjustments	$(41)
Non-cash disposition of real property	80,361

Rental Revenue

The following table summarizes the adjustments to rental revenue related to the amortization of above-market lease assets, below-market lease liabilities, and straight-line rental adjustments for the three and nine months ended September 30, 2015 and 2014. In addition, the following table summarizes tenant recovery income received from tenants for real estate taxes, insurance and other property operating expenses and recognized as rental revenue (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Straight-line rent adjustments	$(286)	$1,150	$(684)	$2,939
Above-market lease assets	(1,307)	(1,673)	(3,923)	(5,110)
Below-market lease liabilities	1,437	1,797	4,539	5,190
Total (decrease) increase to rental revenue	$(156)	$1,274	$(68)	$3,019
Tenant recovery income (1)	$9,293	$7,862	$28,031	$23,745

__________________

(1)

Tenant recovery income presented in this table excludes real estate taxes that were paid directly by our tenants that are subject to triple net lease contracts. Such payments totaled approximately $1.4 million and $3.1 million during the three months ended September 30, 2015 and 2014, respectively, and approximately $5.5 million and $9.3 million during the nine months ended September 30, 2015 and 2014, respectively.

Concentration of Credit Risk

Concentration of credit risk with respect to our sources of revenue currently exists due to a small number of tenants whose rental payments to us make up a relatively high percentage of our rental revenue. The following is a summary of amounts related to the top five tenants based on annualized base rent, as of September 30, 2015 (dollar amounts and square feet in thousands):

Tenant	Locations	Industry	Annualized Base Rent (1)	% of Total Annualized Base Rent	Square Feet	% of Total Portfolio Square Feet
Charles Schwab & Co., Inc.	1	Securities, Commodities, Fin. Inv./Rel. Activities	$23,223	13.2%	594	6.9%
Sybase	1	Publishing Information (except Internet)	17,971	10.2%	405	4.7%
Northrop Grumman	1	Professional, Scientific and Technical Services	15,901	9.1%	575	6.6%
Stop & Shop	16	Food and Beverage Stores	14,983	8.5%	911	10.5%
Novo Nordisk	1	Chemical Manufacturing	4,536	2.6%	167	1.9%
	20		$76,614	43.6%	2,652	30.6%

__________________

(1)	Annualized base rent represents the annualized monthly base rent of executed leases as of September 30, 2015.

Rental revenue from our lease with Charles Schwab & Co., Inc., as master tenant of one of our office properties, represented approximately $19.6 million, or 11.6%, of our total revenue for the nine months ended September 30, 2015. Our properties in Massachusetts, New Jersey, California, and Texas accounted for approximately 19%,  17%,  14%, and 11% respectively, of our total gross investment in real property portfolio as of September 30, 2015. A deterioration of general economic or other relevant conditions, changes in governmental laws and regulations, acts of nature, demographics or other factors in any of those states or the geographical region in which they are located could result in the loss of tenants, a decrease in the demand for our properties and a decrease in our revenues from those markets, which in turn may have a disproportionate and material adverse effect on our results of operations and financial condition.

Termination of Purchase Option

As discussed in Item 1A and Item 2 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Commission on March 3, 2015, “Harborside,” an office property located in Northern New Jersey, was subject to a purchase option held by a third party with an exercise price that we estimated to be approximately $239.4 million and an exercise date in May 2016. On August 5, 2015, we paid the option holder approximately $12.0 million to terminate the option. Such payment is included within capital expenditures in real property in the accompanying consolidated statements of cash flows. As a result, the option is no longer outstanding.

4. DEBT RELATED INVESTMENTS

As of September 30, 2015 and December 31, 2014, we had invested in five and 11 debt related investments, respectively. The weighted average maturity of our debt related investments structured as mortgage notes as of September 30, 2015 was 2.9 years, based on our recorded net investments. The following table describes our debt related income for the three and nine months ended September 30, 2015 and 2014 (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Weighted Average Yield as of
Investment Type	2015	2014	2015	2014	September 30, 2015 (1)
Mortgage notes (2)	$666	$1,058	$3,808	$3,469	5.8%
Mezzanine debt (3)	141	740	1,786	2,102	N/A
Total	$807	$1,798	$5,594	$5,571	5.8%

__________________

(1)

Weighted average yield is calculated on an unlevered basis using the amount invested, current interest rates and accretion of premiums or discounts realized upon the initial investment for each investment type as of September 30, 2015. As of September 30, 2015, all of our debt related investments bear interest at fixed rates.

(2)

Four and three of our debt related investments structured as mortgage notes were repaid in full during the nine months ended September 30, 2015 and 2014, respectively. During the three and nine months ended September 30, 2015 and 2014, amounts recorded include early repayment fees received and accelerated amortization of origination fees offset by accelerated amortization of deferred due diligence costs related to certain of these repayments.

(3)

Our debt related investment structured as a mezzanine loan was repaid in full during the three months ended September 30, 2015. During the three and nine months ended September 30, 2015, amounts recorded were offset by accelerated amortization of deferred due diligence costs.

Repayments

During the nine months ended September 30, 2015, we received full repayments of four debt related investments structured as mortgage notes and a debt related investment structured as a mezzanine loan. We received cash proceeds from the repayments of approximately $59.9 million, which comprised principal repayments of $69.8 million (including accrued interest of approximately $6.4 million on our mezzanine debt investment) and early repayment fees of $1.3 million, partially offset by the repayments of borrowings secured by these and other debt related investments of approximately $11.2 million.

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

As of December 31, 2014, we had one impaired debt related investment that was a subordinate debt related investment. As of December 31, 2014, we had a gross recorded investment in the impaired debt related investment of $3.0 million, with a related allowance for loan loss of $3.0 million. Based on our review during the nine months ended September 30, 2015, we determined that the impaired debt related investment did not have any value and therefore we recorded a direct write-off of the allowance for loan loss of $3.0 million. We did not record any current period provision for loan loss or recoveries of amounts previously charged off during the three and nine months ended September 30, 2015. As of September 30, 2015 and December 31, 2014, we did not have any impaired loans for which we have not recorded an allowance for loan loss.

As of December 31, 2014, we had one impaired debt related investment with an unpaid principal balance of approximately $3.0 million. The following table describes our recorded investment in debt related investments before allowance for loan loss, and the related allowance for loan loss as of September 30, 2015 and December 31, 2014 (amounts in thousands):

	Debt Related Investments Individually Evaluated for Impairment as of
	September 30, 2015	December 31, 2014
Debt related investments	$27,775	$97,951
Less: Allowance for loan losses	—	(3,000)
Total	$27,775	$94,951

As of December 31, 2014, our impaired debt related investment was on non-accrual status. As of September 30, 2015, we did not have any debt related investment on non-accrual status. When a debt related investment is on non-accrual status, we record income on the investment using the cash basis of accounting. All of our debt related investments that were past due 90 days or more were on non-accrual status as of December 31, 2014.

We did not record any interest income related to our impaired debt related investment during the three and nine months ended September 30, 2015 or 2014.

5. DEBT OBLIGATIONS

The following table describes our borrowings as of September 30, 2015 and December 31, 2014 (dollar amounts in thousands):

	Weighted Average Stated Interest Rate as of		Outstanding Balance as of (1)		Gross Investment Amount Securing Borrowings as of (2)
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Fixed-rate mortgages	5.9%	5.8%	$535,967	$807,994	$1,026,446	$1,625,637
Floating-rate mortgage (3)	3.2%	3.2%	7,980	8,250	16,459	16,118
Total mortgage notes	5.8%	5.8%	543,947	816,244	1,042,905	1,641,755
Repurchase facility (4)	N/A	2.8%	—	37,023	—	51,156
Total secured borrowings	5.8%	5.6%	543,947	853,267	1,042,905	1,692,911
Line of credit (5)	2.0%	2.6%	109,000	75,000	N/A	N/A
Term loans (6)	2.6%	2.7%	350,000	270,000	N/A	N/A
Total unsecured borrowings	2.4%	2.7%	459,000	345,000	N/A	N/A
Total borrowings	4.3%	4.8%	$1,002,947	$1,198,267	N/A	N/A

__________________

(1)

Amounts are presented on a GAAP basis and are net of (i) unamortized premiums to the face value of our outstanding fixed-rate mortgages of $1.9 million and $2.0 million as of September 30, 2015 and December 31, 2014, respectively, and (ii) GAAP principal amortization related to troubled debt restructurings of $2.9 million and $2.3 million as of September 30, 2015 and December 31, 2014, respectively.

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

(3)	As of September 30, 2015 and December 31, 2014, our floating rate mortgage note was subject to an interest rate spread of 3.00% over one-month LIBOR.
(4)

As of December 31, 2014, borrowings under our repurchase facility were subject to interest at a floating rate of 2.25% over one-month LIBOR. However, we had effectively fixed the interest rate of the borrowings using interest rate swaps at 2.84% for the term of the borrowings.

(5)

As of September 30, 2015 and December 31, 2014, borrowings under our line of credit were subject to interest at a floating rate of 1.40% and 1.75% over one-month LIBOR, respectively. However, as of September 30, 2015, we had effectively fixed the interest rate of approximately $33.7 million of the total of $109.0 million in borrowings using interest rate swaps at 2.84%, resulting in a weighted average interest rate on the total line of credit of 1.99%. As of December 31, 2014, we had effectively fixed the interest rate of approximately $30.0 million of the total of $75.0 million in borrowings using interest rate swaps at 3.60%, resulting in a weighted average interest rate on the total line of credit of 2.56%.

(6)

As of September 30, 2015 and December 31, 2014, borrowings under our term loans were subject to interest at weighted average floating rates of 1.52% and 1.70%, respectively, over one-month LIBOR. However, we had effectively fixed the interest rates of the borrowings using interest rate swaps at 2.57% and 2.69% as of September 30, 2015 and December 31, 2014, respectively.

As of September 30, 2015, nine mortgage notes were interest-only and 12 mortgage notes were fully amortizing with outstanding principal balances of approximately $273.8 million and $271.1 million, respectively. None of our mortgage notes are recourse to us.

Assumption and Defeasance of Mortgage Note

As discussed in Note 3, we completed the sale of the Portfolio on March 11, 2015. Upon the disposition of the Portfolio, the buyer assumed approximately $128.0 million of a mortgage note borrowing, which is scheduled to mature in July 2020 and bears interest at 5.46%. In addition, we were released of our obligations on $44.8 million of the mortgage note borrowing that was not assumed by the buyer through a defeasance process. Accordingly, we incurred defeasance costs of approximately $8.6 million, which are included within gain on sale of real property in the accompanying statements of operations. Upon such defeasance, we derecognized the associated borrowing, which was assumed by an unrelated successor borrower.

Repayment of Mortgage Notes and Repurchase Facility

During the nine months ended September 30, 2015, we repaid six mortgage note borrowings in full during the respective free-prepayment periods prior to their scheduled maturities and repaid the borrowings under our repurchase facility in full using proceeds from our term loans and our revolving credit facility. The following table describes these repayments in more detail (dollar amounts in thousands):

Debt Obligation	Repayment Date	Balance Repaid	Stated Interest Rate (1)	Contractual Maturity Date	Collateral Type	Collateral Market
Austin-Mueller Health Center	July 6, 2015	$16,946	7.50%	January 1, 2016	Office Property	Austin, TX
Preston Sherry Plaza	July 1, 2015	22,292	5.85%	September 1, 2015	Office Property	Dallas, TX
Campus Road	April 10, 2015	33,501	4.75%	July 10, 2015	Office Property	Princeton, NJ
Mansfield	April 1, 2015	8,307	6.03%	October 1, 2015	Retail Property	Greater Boston
Orleans	January 2, 2015	13,818	6.02%	July 1, 2015	Retail Property	Greater Boston
Whitman	January 2, 2015	7,316	6.02%	July 1, 2015	Retail Property	Greater Boston
Total/weighted average mortgage notes		102,180	5.81%
Repurchase facility	May 29, 2015	37,023	2.84%	May 29, 2015	Debt Related Investments	Various
Total/weighted average borrowings		$139,203	5.02%

__________________

(1)	We had effectively fixed the stated interest rates of certain of our borrowings by using interest rate swaps.

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

We accounted for the amendment and restatement of the Old Facility as a modification of debt, and recognized approximately $896,000 within loss on extinguishment of debt and financing commitments during the nine months ended September 30, 2015, primarily resulting from the write-off of a portion of the deferred financing costs incurred in connection with the issuance of the Old Facility.

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

As of September 30, 2015, we had outstanding borrowings of $109.0 million and $150.0 million under the Revolving Credit Facility and $150 Million Term Loan components of our Amended Facility, respectively. As of September 30, 2015, we had outstanding borrowings of $200.0 million under the $200 Million Term Loan. As of September 30, 2015, the unused portion of our Revolving Credit Facility was approximately $288.8 million, all of which was available to us. As of December 31, 2014, we had outstanding borrowings of $270.0 million and $75.0 million under the term loan and revolving credit facility components of the Old Facility, respectively, and $189.4 million was available for us to borrow due to covenant constraints under the revolving credit facility component of the Old Facility.

The following table reflects our contractual debt maturities as of September 30, 2015, specifically our obligations under our mortgage notes and unsecured borrowings (dollar amounts in thousands):

	As of September 30, 2015
	Mortgage Notes		Unsecured Borrowings		Total
Year Ending December 31,	Number of Borrowings Maturing	Outstanding Principal Balance	Number of Borrowings Maturing	Outstanding Principal Balance (1)	Outstanding Principal Balance (2)
2015	—	$2,823	—	$—	$2,823
2016	11	309,913	—	—	309,913
2017	6	206,659	—	—	206,659
2018	—	1,761	1	150,000	151,761
2019	—	1,868	1	109,000	110,868
2020	—	1,982	—	—	1,982
2021	1	10,825	—	—	10,825
2022	1	1,663	1	200,000	201,663
2023	—	978	—	—	978
2024	—	1,034	—	—	1,034
Thereafter	2	5,397	—	—	5,397
Total	21	$544,903	3	$459,000	$1,003,903

__________________

(1)

Unsecured borrowings presented include (i) borrowings under the $150 Million Term Loan of $150.0 million, which are scheduled to mature in 2018, subject to two one-year extension options, (ii) borrowings under the Revolving Credit Facility of $109.0 million, which are scheduled to mature in 2019, subject to a one-year extension option, and (iii) borrowings under the $200 Million Term Loan of $200.0 million, which are scheduled to mature in 2022 with no extension options.

(2)

Outstanding balance represents expected cash outflows for contractual amortization and scheduled balloon payment maturities and does not include the GAAP principal amortization of our restructured mortgage note of approximately $2.9 million that does not reduce the contractual amount due of the related mortgage note as of September 30, 2015, partially offset by the mark-to-market premium on assumed debt of $1.9 million as of September 30, 2015.

6. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

We maintain risk management control systems to monitor interest rate risk attributable to both our outstanding and forecasted debt obligations. We generally seek to limit the impact of interest rate changes on earnings and cash flows by selectively utilizing derivative instruments to hedge exposures to changes in interest rates on our unsecured floating rate borrowings. While this hedging strategy is designed to minimize the impact on our net income (loss) and cash provided by operating activities from changes in interest rates, the overall returns on our investments may be reduced. Our board of directors has established policies and procedures regarding our use of derivative instruments for hedging or other purposes to achieve these risk management objectives.

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from counterparties in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amounts. We have entered into and plan to enter into certain interest rate derivatives with the goal of mitigating our exposure to adverse fluctuations in the interest payments on our one-month LIBOR-indexed debt. Certain of our floating rate borrowings are not hedged and therefore, to an extent, we have ongoing exposure to interest rate movements.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges under ASC Topic 815 is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the next 12 months, we estimate that approximately $2.6 million will be reclassified as an increase to interest expense related to active effective hedges of existing floating-rate debt, and we estimate that approximately $1.9 million will be reclassified as an increase to interest expense related to effective forward started interest rate swaps where the hedging instrument has been terminated. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The table below presents a reconciliation of the beginning and ending balances, between December 31, 2014 and September 30, 2015, of our accumulated other comprehensive loss (“OCI”), net of amounts attributable to noncontrolling interests, related to the effective portion of our cash flow hedges as presented on our financial statements, as well as amounts related to our available-for-sale securities (amounts in thousands):

	Gains and Losses on Cash Flow Hedges	Unrealized Losses on Available-For- Sale Securities	Accumulated Other Comprehensive Loss
Beginning balance as of December 31, 2014:	$(9,069)	$(1,051)	$(10,120)
Other comprehensive income:
Amount of loss reclassified from OCI into interest expense (effective portion) (net of tax benefit of $0)	3,538	—	3,538
Change in fair value recognized in OCI (effective portion) (net of tax benefit of $0)	(8,789)	—	(8,789)
Net current-period other comprehensive income	(5,251)	—	(5,251)
Attribution of and other adjustments to OCI attributable to noncontrolling interests	384	2	386
Ending balance as of September 30, 2015:	$(13,936)	$(1,049)	$(14,985)

Fair Values of Derivative Instruments

The table below presents the gross fair value of our derivative financial instruments as well as their classification on our accompanying balance sheets as of September 30, 2015 and December 31, 2014 (amounts in thousands):

		Fair Value of Asset Derivatives as of			Fair Value of Liability Derivatives as of
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2015	2014	Location	2015	2014
Derivatives designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets, net (1)	$—	$543	Other liabilities (1)	$(6,939)	$(907)
Total derivatives		$—	$543		$(6,939)	$(907)

__________________

(1)

Although our derivative contracts are subject to master netting arrangements which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheet.

The majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with our derivative instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of potential default by us and our counterparties. As of September 30, 2015, we had assessed the significance of the impact of the credit valuation adjustments and had determined that it was not significant to the overall valuation of our derivative instruments. As a result, we have determined that our derivative valuations are classified in Level 2 of the fair value hierarchy.

Designated Derivatives

As of September 30, 2015 and December 31, 2014, we had 12 and 11 outstanding interest rate swaps, respectively, that were designated as cash flow hedges of interest rate risk, with a total notional amount of $383.7 million and $339.2 million, respectively. In addition, as of September 30, 2015, we had (i) two interest rate swaps with a total notional amount of $100.0 million that will become effective in December 2016 and mature in January 2020 and (ii) two interest rate swaps with a total notional amount of $100.0 million that will become effective in December 2016 and mature in February 2022, all of which were designated as cash flow hedges of interest rate risk.

Non-Designated Derivatives

Derivatives not designated as hedges are not speculative and are used to hedge our exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. As of both September 30, 2015 and December 31, 2014, we did not have any outstanding derivatives that were not designated as hedges.

Effect of Derivative Instruments on the Statements of Comprehensive Income and Loss

The table below presents the effect of our derivative financial instruments on our accompanying financial statements for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Derivatives Designated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts	Interest rate contracts	Interest rate contracts
Amount of (loss) gain recognized in OCI (effective portion)	$(7,236)	$421	$(8,789)	$(843)
Location of loss reclassified from accumulated OCI into income (effective portion)	Interest expense	Interest expense	Interest expense	Interest expense
Amount of loss reclassified from accumulated OCI into income (effective portion)	$1,220	$739	$3,538	$2,232
Location of (loss) gain recognized in income (ineffective portion and amount excluded from effectiveness testing)	Interest and other income (expense)	Interest and other income (expense)	Interest and other income (expense)	Interest and other income (expense)
Amount of (loss) gain recognized in income (ineffective portion and amount excluded from effectiveness testing)	$(117)	$9	$(0)	$—

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

We use the framework established in ASC Topic 820,  Fair Value Measurement and Disclosures, to measure the fair value of our financial instruments as disclosed in the table below. The fair values estimated below are indicative of certain interest rate and other assumptions as of September 30, 2015 and December 31, 2014, and may not take into consideration the effects of subsequent interest rate or other assumption fluctuations, or changes in the values of underlying collateral. The fair values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate their carrying values because of the short-term nature of these instruments.

The carrying amounts and estimated fair values of our other financial instruments as of September 30, 2015 and December 31, 2014 were as follows (amounts in thousands):

	As of September 30, 2015		As of December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Investments in real estate securities	$200	$200	$200	$200
Fixed-rate debt related investments, net	27,775	28,905	69,889	71,770
Floating-rate debt related investments, net	—	—	25,062	25,157
Derivative instruments	—	—	543	543
Liabilities:
Fixed-rate mortgage notes	$535,967	$540,511	$807,994	$848,045
Floating-rate mortgage notes	7,980	7,986	8,250	8,249
Floating-rate other secured borrowings	—	—	37,023	37,023
Floating-rate unsecured borrowings	459,000	459,000	345,000	347,235
Derivative liabilities	6,939	6,939	907	907

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

Mortgage Notes and Other Borrowings — The fair value of our mortgage notes and other borrowings are estimated using a discounted cash flow analysis, based on our estimate of market interest rates. Credit spreads relating to the underlying instruments are based on unobservable Level 3 inputs, which we have determined to be our best estimate of current market spreads of similar instruments.

8. STOCKHOLDERS’ EQUITY

Common Stock

On August 12, 2015, we completed a self-tender offer, pursuant to which we accepted for purchase approximately 17.2 million unclassified shares of common stock, which we refer to as “Class E” shares, at a purchase price of $7.25 per share for an aggregate cost of approximately $124.4 million. The following table describes the changes in each class of common shares during the nine months ended September 30, 2015 (shares and dollar amounts in thousands):

	Class E		Class A		Class W		Class I		Total
	Shares	Amount (1)	Shares	Amount (1)	Shares	Amount (1)	Shares	Amount (1)	Shares	Amount (1)
Balances, December 31, 2014	163,068	$1,670,408	1,187	$8,518	1,117	$7,808	13,028	$90,320	178,400	$1,777,054
Issuance of common stock:
Shares sold	—	—	262	1,970	306	2,253	9,159	66,738	9,727	70,961
Distribution reinvestment plan	1,903	13,832	20	149	15	112	274	1,997	2,212	16,090
Stock-based compensation	—	—	—	—	—	—	618	972	618	972
Redemptions of common stock	(25,534)	(186,135)	(21)	(155)	(20)	(148)	(339)	(2,462)	(25,914)	(188,900)
Balances, September 30, 2015	139,437	$1,498,105	1,448	$10,482	1,418	$10,025	22,740	$157,565	165,043	$1,676,177

__________________

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

9. RELATED PARTY TRANSACTIONS

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

On September 16, 2015, the Company entered into a Second Amended and Restated Dealer Manager Agreement (the “Second Amended Dealer Manager Agreement”) with the Dealer Manager. The Dealer Manager served as dealer manager for the Prior Offering and will serve as dealer manager for the Follow-On Offering. The Second Amended Dealer Manager Agreement is an amendment and restatement of the dealer manager agreement entered into by the Company and the Dealer Manager on February 8, 2013 in connection with the Prior Offering, as amended by Amendment No. 1 dated May 31, 2013, Amendment No. 2 dated June 26, 2013 and Amendment No. 3 dated March 20, 2014. The purpose of the Second Amended Dealer Manager Agreement is to engage the Dealer Manager with respect to the Follow-On Offering. As amended, the Second Amended Dealer Manager Agreement may be made to apply to future offerings by naming them in a schedule to the agreement, with the consent of the Company and the Dealer Manager. Pursuant to the Second Amended Dealer Manager Agreement, we pay (i) selling commissions on Class A shares sold in the primary offering of up to 3.0% of the public offering price per share, (ii) a dealer manager fee which accrues daily in an amount equal to 1/365th of 0.6% of our NAV per share of Class A and Class W shares outstanding and an amount equal to 1/365th of 0.1% of our NAV per share of Class I shares outstanding on such day on a continuous basis, and (iii) a distribution fee which accrues daily in an amount equal to 1/365th of 0.5% of our NAV per Class A share outstanding on such day on a continuous basis. Subject to Financial Industry Regulatory Authority, Inc., or FINRA, limitations on underwriting compensation, we will continue to pay the dealer manager fee and distribution fee until the earlier to occur of the following: (i) a listing of the class of such shares on a national securities exchange or (ii) such shares no longer being outstanding. Pursuant to the Follow-On Offering, we are offering on a continuous basis up to $1,000,000,000 of shares of our common stock, consisting of up to $750,000,000 of shares in our primary offering and up to $250,000,000 of shares pursuant to our distribution reinvestment plan.

Restricted Stock Unit Agreements

We have entered into Restricted Stock Unit Agreements (the “Advisor RSU Agreements”) with our Advisor. The purposes of the Advisor RSU Agreements are to promote an alignment of interests among our stockholders, the Advisor and the personnel of our Advisor and its affiliates, and to promote retention of the personnel of our Advisor and its affiliates. Pursuant to the terms of the Advisor RSU Agreements, we have granted approximately 441,000 restricted stock units (“Company RSUs”) to the Advisor that remain unvested and unsettled as of September 30, 2015. Each Company RSU will, upon vesting, be settled in one share of our Class I common stock. The Company RSUs are subject to specified vesting and settlement provisions and, upon settlement in Class I shares of Company common stock, require offsets of advisory fees and expenses otherwise payable from the Company to the Advisor based on the NAV per Class I share on the grant date of the applicable Company RSU (the weighted average grant-date NAV per Class I share with respect to the unsettled Company RSUs is $7.06 as of September 30, 2015). As of September 30, 2015, the Advisor had approximately 76,000 shares of Class I common stock issued upon settlement of Company RSUs that remained subject to fee offset.

Vesting and Payment Offset

The chart below shows the grant dates, vesting dates and Class I NAV on the grant dates of the unvested Company RSUs as of September 30, 2015 (share amounts in thousands).

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

Summary of Fees and Other Amounts

The following table summarizes fees and other amounts earned by our Advisor and its related parties in connection with services performed for us during the three and nine months ended September 30, 2015 and 2014 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Advisory fees (1)	$4,225	$4,083	$13,021	$11,678
Other reimbursements paid to our Advisor (2)	2,176	1,953	6,590	5,923
Other reimbursements paid to our Dealer Manager	33	82	310	423
Advisory fees related to the disposition of real properties	201	—	4,779	1,973
Development management fee	18	3	52	107
Primary dealer fee (3)	—	1,648	2,540	2,198
Selling commissions, dealer manager, and distribution fees	102	62	271	238
Total	$6,755	$7,831	$27,563	$22,540

__________________

(1)

Amounts reported for the three months ended September 30, 2015 include approximately $283,000 in consideration of the issuance of approximately 153,000 shares of our Class I common stock to the Advisor. Such shares were issued on April 15, 2015 upon the settlement of restricted stock units issued to our Advisor on April 7, 2014 and February 25, 2015, and are recognized as advisory fees expense over a one year period as an offset to amounts otherwise payable in cash. Amounts reported for the nine months ended September 30, 2015 include approximately $786,000 in consideration of the issuance of approximately 276,000 shares of our Class I common stock to the Advisor. Such shares include (i) approximately 153,000 shares issued on April 15, 2015 upon the settlement of restricted stock units issued to our Advisor on April 7, 2014 and February 25, 2015, and (ii) 123,000 shares issued on April 15, 2014 upon the settlement of restricted stock units issued to our Advisor on April 7, 2014. Such Class I shares are recognized as advisory fees expense over a one year period as an offset to amounts otherwise payable in cash.

(2)	Other reimbursements paid to our Advisor primarily comprise salary, bonus, and overhead reimbursements.
(3)

Amounts reported represent primary dealer fees we paid to the Dealer Manager based on the gross proceeds raised by participating broker-dealers pursuant to certain selected dealer agreements. Of the primary dealer fee earned during the nine months ended September 30, 2015, the Dealer Manager reallowed approximately $2.3 million to participating third-party broker-dealers and retained approximately $254,000. Of the primary dealer fee earned during the nine months ended September 30, 2014, the Dealer Manager reallowed approximately $2.0 million to participating third-party broker-dealers and retained approximately $220,000.

As of September 30, 2015 and December 31, 2014, we owed approximately $2.4 million and $1.9 million to our Advisor and affiliates of our Advisor for such services and reimbursement of certain expenses, respectively. Pursuant to the Advisory Agreement, we accrue the advisory fee on a daily basis and pay our Advisor amounts due subsequent to each month-end.

10. NET INCOME (LOSS) PER COMMON SHARE

Reconciliations of the numerator and denominator used to calculate basic net income (loss) per common share to the numerator and denominator used to calculate diluted net income (loss) per common share for the three and nine months ended September 30, 2015 and 2014 are described in the following table (amounts in thousands, except per share information):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Numerator	2015	2014	2015	2014
(Loss) income from continuing operations	$(1,425)	$(7,519)	$130,883	$(1,713)
Loss (income) from continuing operations attributable to noncontrolling interests	1,297	475	(7,358)	57
(Loss) income from continuing operations attributable to common stockholders	(128)	(7,044)	123,525	(1,656)
Dilutive noncontrolling interests share of (loss) income from continuing operations	(10)	(500)	8,575	(128)
Numerator for diluted earnings per share – adjusted (loss) income from continuing operations	(138)	(7,544)	132,100	(1,784)
Income from discontinued operations	—	5	—	30,005
Income from discontinued operations attributable to noncontrolling interests	—	—	—	(4,462)
Income from discontinued operations attributable to common stockholders	—	5	—	25,543
Dilutive noncontrolling interests share of discontinued operations	—	—	—	1,915
Numerator for diluted earnings per share – adjusted income from discontinued operations	$—	$5	$—	$27,458
Denominator
Weighted average shares outstanding-basic	174,290	178,729	179,168	177,717
Incremental weighted average shares effect of conversion of OP units	12,989	12,693	12,852	12,888
Weighted average shares outstanding-diluted	187,279	191,422	192,020	190,605
INCOME (LOSS) PER COMMON SHARE-BASIC AND DILUTED
Net income (loss) from continuing operations	$(0.00)	$(0.04)	$0.69	$(0.01)
Net income from discontinued operations	—	0.00	—	0.14
Net income (loss)	$(0.00)	$(0.04)	$0.69	$0.13

11. SEGMENT INFORMATION

We have four reportable operating segments, which include our three real property operating sectors (office, industrial, and retail) and debt related investments. We organize and analyze the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, and investment strategies and objectives. For example, the physical characteristics of our buildings, the related operating characteristics, the geographic markets, and the type of tenants are inherently different for each of our segments. The following tables set forth revenue and the components of net operating income (“NOI”) of our segments for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands):

	For the Three Months Ended September 30,
	Revenues		NOI
	2015	2014	2015	2014
Real property (1)
Office	$34,418	$35,439	$23,937	$26,608
Industrial	1,358	5,825	885	5,220
Retail	17,078	15,529	13,155	12,161
Debt related investments	807	1,798	807	1,798
Total	$53,661	$58,591	$38,784	$45,787

	For the Nine Months Ended September 30,
	Revenues		NOI
	2015	2014	2015	2014
Real property (1)
Office	$102,631	$103,566	$74,056	$77,863
Industrial	7,147	17,674	5,656	15,622
Retail	53,530	45,693	40,184	35,501
Debt related investments	5,594	5,571	5,594	5,571
Total	$168,902	$172,504	$125,490	$134,557

__________________

(1)	Excludes results of operations of real properties categorized as discontinued operations.

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

The following table is a reconciliation of our NOI to our reported net income (loss) attributable to common stockholders for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Net operating income	$38,784	$45,787	$125,490	$134,557
Real estate depreciation and amortization expense	(20,851)	(21,918)	(61,404)	(66,481)
General and administrative expenses	(2,477)	(2,581)	(8,157)	(8,187)
Advisory fees, related party	(4,225)	(4,083)	(13,021)	(11,678)
Acquisition-related expenses	(476)	(372)	(1,259)	(962)
Impairment of real estate property	(6,500)	(9,500)	(8,124)	(9,500)
Interest and other income	704	424	1,500	688
Interest expense	(10,951)	(15,276)	(36,208)	(46,549)
Loss on extinguishment of debt and financing commitments	—	—	(1,168)	(63)
Gain on sale of real property	4,567	—	133,234	6,462
Discontinued operations	—	5	—	30,005
Net loss (income) attributable to noncontrolling interests	1,297	475	(7,358)	(4,405)
Net (loss) income attributable to common stockholders	$(128)	$(7,039)	$123,525	$23,887

The following table reflects our total assets by business segment as of September 30, 2015 and December 31, 2014 (amounts in thousands):

	As of
	September 30, 2015	December 31, 2014
Segment assets:
Net investments in real property
Office (1)	$1,018,140	$1,069,584
Industrial	61,685	207,655
Retail	701,526	652,187
Debt related investments, net	27,775	94,951
Total segment assets, net	1,809,126	2,024,377

Non-segment assets:
Cash and cash equivalents	15,186	14,461
Other non-segment assets (2)	66,508	87,368
Assets held for sale (3)	—	21,927
Total assets	$1,890,820	$2,148,133

__________________

(1)	Excludes approximately $20.3 million of net investments in real property related to an office property classified as held for sale in the accompanying balance sheet as of December 31, 2014.
(2)	Other non-segment assets primarily consist of corporate assets including restricted cash and receivables, including straight-line rent receivable.
(3)	Includes other assets and restricted cash related to properties classified as held for sale in the accompanying balance sheet as of December 31, 2014.

12. SUBSEQUENT EVENTS

We have evaluated subsequent events for the period from September 30, 2015, the date of these financial statements, through the date these financial statements are issued, and determined that there have been no significant subsequent events. For information regarding acquisitions, dispositions, and financing transactions that occurred subsequent to September 30, 2015, see “Subsequent Events” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements may relate to, without limitation, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), other development trends of the real estate industry, business strategies, and the growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors that may cause our results to vary are general economic and business (particularly real estate and capital market) conditions being less favorable than expected, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, availability and creditworthiness of prospective tenants, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, tenants’ ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental, regulatory and/or safety requirements, tenant bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control. For a further discussion of these factors and other risk factors that could lead to actual results materially different from those described in the forward-looking statements, see “Risk Factors” under Item 1A of Part 1 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 3, 2015, Part II, Item 1A of our Quarterly Report on Form 10-Q filed with the Commission on May 12, 2015,  and Part II, Item 1A of our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2015, each available at www.sec.gov, and Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

As of September 30, 2015, we had total investments with an estimated fair value of approximately $2.3 billion (calculated in accordance with our valuation procedures), comprising:

(1)59 operating properties located in 20  geographic markets in the United States, aggregating approximately 9.8 million net rentable square feet. As of September 30, 2015, our real property portfolio was approximately 88.8% leased. Our real property portfolio consists of:

•	20 office properties located in 14 geographic markets, aggregating approximately 4.4 million net rentable square feet, with an aggregate fair value amount of approximately $1.4 billion;
•	33 retail properties located in seven geographic markets, aggregating approximately 3.5 million net rentable square feet, with an aggregate fair value amount of approximately $872.3 million; and
•	six industrial properties located in three geographic markets, aggregating approximately 1.9 million net rentable square feet, with an aggregate fair value amount of approximately $88.1 million.

(2)Approximately $27.8 million in net debt related investments, all of which are structured as mortgage notes.

Consistent with our investment strategy, we currently have four business segments, consisting of investments in (i) office property, (ii) industrial property, (iii) retail property, and (iv) real estate-related debt (which we refer to as “debt related investments”). We may have additional segments in the future to the extent we enter into additional real property sectors, such as multifamily, hospitality, and other real property types. For a discussion of our business segments and the associated revenue and net operating income by segment, see Note 11 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Any future and near-term obligations are expected to be funded primarily through the use of cash on hand, cash generated from operations, proceeds from our public offerings and other equity offerings, proceeds from the sale of existing investments, and the issuance and assumption of debt obligations.

•	Cash on hand — As of September 30, 2015, we had approximately $15.2 million of cash and cash equivalents.
•	Cash available under our credit facility — As of September 30, 2015, the unused portion of our revolving line of credit was approximately $288.8 million, all of which was available to us.
•

Cash generated from operations — During the nine months ended September 30, 2015, we generated approximately $77.9 million from operations of our real properties and income from debt related investments.

•

Proceeds from offerings of equity securities — We currently maintain a public offering of our shares of common stock. During the nine months ended September 30, 2015, we raised approximately $73.2 million in proceeds from the sale of Class A, W, and I shares in our prior public offering and our current follow-on public offering, including approximately $2.3 million under the distribution reinvestment plan. Additionally, during the nine months ended September 30, 2015, we received (i) approximately $13.8 million in proceeds from the distribution reinvestment plan offering of our unclassified shares of common stock, which we refer to as “Class E” shares (the “Class E DRIP Offering”), and (ii) approximately $7.3 million from partnership units (“OP Units”) issued in a real estate transaction.

•

Proceeds from sales and repayments of existing investments — During the nine months ended September 30, 2015, we sold 15 operating properties and a land parcel for approximately $477.9 million. After buyer credits, closing costs, and the assumption of a related mortgage note, we received net proceeds of $342.2 million. In addition, during that period five of our debt related investments with aggregate principal balances of $69.8 million were repaid to us in full.

We believe that our existing cash balance, cash generated from operations, proceeds from our public offerings and our ability to sell investments and to issue debt obligations remains adequate to meet our expected capital obligations for the next twelve months.

Significant Transactions During the Nine Months Ended September 30, 2015

Investment Activity

Dispositions of Real Properties

During the nine months ended September 30, 2015, we completed (i) the disposition of 15 wholly owned properties aggregating approximately 3.1 million net rentable square feet for an aggregate sales price of approximately $470.3 million, and (ii) the sale of a wholly owned land parcel for a sales price of approximately $7.6 million. Of these sales, the most significant is the sale of a portfolio of 12 wholly owned office and industrial properties comprising approximately 2.7 million net rentable square feet to an unrelated third party for a contract sales price of approximately $398.6 million on March 11, 2015. For additional information on these dispositions, see Note 3 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Acquisitions of Real Properties

The following table summarizes our acquisitions of real properties during the nine months ended September 30, 2015 (dollar amounts and square footage in thousands):

Real Property	Property Type	Market	Number of Properties	Date of Acquisition	Acquired Ownership	Contract Price	Net Rentable Square Feet	Percent Leased
Venture Corporate Center	Office	South Florida	1	August 6, 2015	100%	$45,750	253	97%
Shenandoah	Retail	South Florida	1	August 6, 2015	100%	32,670	124	100%
City View	Office	Austin, TX	1	April 24, 2015	100%	68,750	274	99%
South Cape	Retail	Greater Boston (1)	1	March 18, 2015	100%	35,450	143	92%
Rialto	Office	Austin, TX	1	January 15, 2015	100%	37,300	155	94%
Total 2015 real property acquisitions			5			$219,920	949	97%

__________________

(1)

Our Greater Boston market comprises the greater metro area around Boston, MA. As of September 30, 2015, properties in our Greater Boston market are located in the following states: Massachusetts, Connecticut, New Hampshire, and Rhode Island.

Financing Activity

Self-Tender Offer

On August 12, 2015, we completed a self-tender offer, pursuant to which we accepted for purchase approximately 17.2 million unclassified shares of common stock, which we refer to as “Class E” shares, at a purchase price of $7.25 per share for an aggregate cost of approximately $124.4 million. We funded the purchase with a $115.0 million draw on our Revolving Credit Facility (as defined below) and existing cash.

Recast of Credit Facility

During the nine months ended September 30, 2015, we amended and restated our $620 million senior unsecured term loan and revolving line of credit (the “Old Facility”) to provide for a $550 million senior unsecured term loan and revolving line of credit, with a syndicate of lenders led by Bank of America, N.A., as Administrative Agent (collectively, the “Amended Facility”), consisting of a $400 million revolving credit facility (the “Revolving Credit Facility”) and a $150 million term loan (the “$150 Million Term Loan”). The Amended Facility provides us with the ability from time to time to increase the size of the Amended Facility up to a total of $900 million less the amount of any prepayments under the $150 Million Term Loan, subject to receipt of lender commitments and other conditions. As of September 30, 2015, we had outstanding borrowings of $150.0 million and $109.0 million under the $150 Million Term Loan and the Revolving Credit Facility, respectively.

New Credit Agreement

During the nine months ended September 30, 2015, we entered into an unsecured credit agreement providing for a $200 million term loan with a syndicate of six lenders led by Wells Fargo Bank and National Association, which matures in February 2022 (the “$200 Million Term Loan”). As of September 30, 2015, we had outstanding borrowings of $200.0 million under the $200 Million Term Loan.

Assumption and Defeasance of Mortgage Note

Upon the disposition of a portfolio of 12 office and industrial properties during the nine months ended September 30, 2015, the buyer assumed approximately $128.0 million of a mortgage note borrowing from us, which is scheduled to mature in July 2020 and bears interest at 5.46%. In addition, we were released of our obligations on $44.8 million of the mortgage note borrowing that was not assumed by the buyer through a defeasance process. Accordingly, we incurred defeasance costs of approximately $8.6 million, which are included within gain on sale of real property in the statements of operations included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q. Upon such defeasance, we derecognized the associated borrowing, which was assumed by an unrelated successor borrower.

Mortgage Borrowings

During the nine months ended September 30, 2015, we repaid six mortgage note borrowings in full prior to their scheduled maturities with an aggregate balance of approximately $102.2 million at the time of the payoffs and a weighted average interest rate of 5.81%.  All of these mortgage notes were repaid within the open prepayment period. For additional information on these repayments, see Note 5 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

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

The following table sets forth the components of NAV for the Company as of September 30, 2015 and June 30, 2015 (amounts in thousands except per share information). As used below, “Fund Interests” means our Class E shares, Class A shares, Class W shares, and Class I shares, along with the OP Units held by third parties, and “Aggregate Fund NAV” means the NAV of all of the Fund Interests.

	As of September 30, 2015	As of June 30, 2015
Office properties	$1,356,600	$1,308,600
Industrial properties	88,050	86,850
Retail properties	872,300	835,320
Real properties	$2,316,950	$2,230,770
Debt related investments	27,775	56,548
Total Investments	$2,344,725	$2,287,318
Cash and other assets, net of other liabilities	(26,734)	(25,014)
Debt obligations	(997,517)	(818,417)
Outside investors' interests	(4,498)	(4,494)
Aggregate Fund NAV	$1,315,976	$1,439,393
Total Fund Interests outstanding	177,468	195,153
NAV per Fund Interest	$7.42	$7.38

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

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from net book value on a GAAP basis. Most significantly, the valuation of our real estate assets, which is the largest component of our NAV calculation, will be provided to us by the Independent Valuation Firm on a daily basis. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. We generally do not undertake to mark to market our debt investments or real estate-related liabilities, but rather these assets and liabilities are usually included in our determination of NAV at an amount determined in accordance with GAAP. As disclosed in Note 7 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q, the estimated fair value of our debt liabilities, net of the fair value of our debt investments, was $3.4 million higher than the GAAP carrying balance, meaning that if we used the fair value of our debt rather than the carrying balance, our NAV would have been lower by approximately $3.4 million as of September 30, 2015.  Also for NAV purposes, we mark-to-market our hedging instruments on a frequency that management determines to be practicable under the circumstances and currently we seek to mark-to-market our hedging instruments on a weekly basis. However, our NAV policies and procedures allow for that frequency to change to be more or less frequent. Other examples that will cause our NAV to differ from our GAAP net book value include the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV, and, for purposes of determining our NAV, the assumption of a value of zero in certain instances where the balance of a loan exceeds the value of the underlying real estate properties, where GAAP net book value would reflect a negative equity value for such real estate properties, even if such loans are non-recourse. Third party appraisers may value our individual real estate assets using appraisal standards that deviate from fair value standards under GAAP. The use of such appraisal standards may cause our NAV to deviate from GAAP fair value principles. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP.

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

The September 30, 2015 valuation for our real properties was provided by the Independent Valuation Firm in accordance with our valuation procedures and determined starting with the appraised value. The aggregate real property valuation of $2.32 billion compares to a GAAP basis of real properties (before accumulated amortization and depreciation and the impact of intangible lease liabilities) of $2.18 billion, representing an increase of approximately $133.4 million or 6.1%. Certain key assumptions that were used by our Independent Valuation Firm in the discounted cash flow analysis are set forth in the following table based on weighted averages by property type.

	Office	Industrial	Retail	Weighted Average Basis
Exit capitalization rate	6.74%	7.35%	6.50%	6.67%
Discount rate / internal rate of return ("IRR")	7.51%	8.01%	6.97%	7.32%
Annual market rent growth rate	3.17%	2.97%	2.80%	3.02%
Average holding period (years)	10.8	10.0	10.5	10.6

A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, an increase in the weighted-average annual discount rate/IRR and the exit capitalization rate of 0.25% would reduce the value of our real properties by approximately 1.95% and 2.13%, respectively.

The following table sets forth the quarterly changes to the components of NAV for the Company and the reconciliation of NAV changes for each class of shares (amounts in thousands, except per share and footnoted information):

	Total	Class E Common Stock	Class A Common Stock	Class W Common Stock	Class I Common Stock	Class E OP Units

NAV as of June 30, 2015	$1,439,393	$1,164,065	$10,050	$8,798	$159,966	$96,514
Fund level changes to NAV
Realized/unrealized gains on net assets	5,149	4,181	35	32	562	339
Income accrual	23,391	18,683	178	165	2,744	1,621
Dividend accrual	(16,747)	(13,437)	(97)	(103)	(1,941)	(1,169)
Advisory fee	(3,847)	(3,074)	(29)	(27)	(451)	(266)
Performance based fee	(364)	(290)	(3)	(3)	(43)	(25)
Class specific changes to NAV	—	—	—	—	—	—
Dealer Manager fee	(71)	—	(16)	(15)	(40)	—
Distribution fee	(13)	—	(13)	—	—	—
NAV as of September 30, 2015
before share/unit sale/redemption activity	$1,446,891	$1,170,128	$10,105	$8,847	$160,797	$97,014
Share/unit sale/redemption activity
Shares/units sold	12,201	4,539	630	1,697	5,335	—
Shares/units redeemed	(143,116)	(140,609)	—	(31)	(841)	(1,635)
NAV as of September 30, 2015	$1,315,976	$1,034,058	$10,735	$10,513	$165,291	$95,379
Shares/units outstanding as of June 30, 2015	195,153	157,819	1,363	1,193	21,692	13,086
Shares/units sold	1,650	616	85	229	720	—
Shares/units redeemed	(19,335)	(18,998)	—	(4)	(113)	(220)
Shares/units outstanding as of September 30, 2015 (1)	177,468	139,437	1,448	1,418	22,299	12,866
NAV per share/unit as of June 30, 2015		$7.38	$7.38	$7.38	$7.38	$7.38
Change in NAV per share/unit		0.04	0.04	0.04	0.04	0.04
NAV per share/unit as of September 30, 2015		$7.42	$7.42	$7.42	$7.42	$7.42

________________

(1)	Amounts reported do not include approximately 441,000 restricted stock units granted to the Advisor that remain unvested as of September 30, 2015.

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

The following unaudited table presents a reconciliation of FFO to net income (loss) for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands, except per share information):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Reconciliation of net earnings to FFO:
Net (loss) income attributable to common stockholders	$(128)	$(7,039)	$123,525	$23,887
Add (deduct) NAREIT-defined adjustments:
Depreciation and amortization expense	20,851	21,918	61,404	66,481
Gain on disposition of real property (1)	(4,567)	—	(133,234)	(36,140)
Impairment of real estate property	6,500	9,500	8,124	9,500
Noncontrolling interests’ share of net (loss) income	(1,297)	(475)	7,358	4,405
Noncontrolling interests’ share of FFO	(1,594)	(1,712)	(4,874)	(5,002)
FFO attributable to common shares-basic	19,765	22,192	62,303	63,131
FFO attributable to dilutive OP Units	1,473	1,576	4,466	4,575
FFO attributable to common shares-diluted	$21,238	$23,768	$66,769	$67,706
FFO per share-basic and diluted	$0.11	$0.12	$0.35	$0.36
Weighted average number of shares outstanding
Basic	174,290	178,729	179,168	177,717
Diluted	187,279	191,422	192,020	190,605

_________________

(1)	Includes amounts attributable to discontinued operations.

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

Acquisition-related expenses — For GAAP purposes, expenses associated with efforts to acquire real properties, including efforts related to acquisition opportunities that are not ultimately completed, are recorded to earnings. We believe by excluding acquisition-related expenses, Company-Defined FFO provides useful supplemental information for management and investors when evaluating the sustainability of our operating performance, because these types of expenses are directly correlated to our investment activity rather than our ongoing operating activity.

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

The following unaudited table presents a reconciliation of Company-Defined FFO to FFO for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands, except per share information):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Reconciliation of FFO to Company-Defined FFO:
FFO attributable to common shares-basic	$19,765	$22,192	$62,303	$63,131
Add (deduct) our adjustments:
Acquisition-related expenses	476	372	1,259	962
Loss on extinguishment of debt and financing commitments	—	—	1,168	63
Unrealized loss on derivatives	117	—	0	—
Noncontrolling interests’ share of NAREIT-defined FFO	1,594	1,712	4,874	5,002
Noncontrolling interests’ share of Company-Defined FFO	(1,635)	(1,736)	(5,035)	(5,070)
Company-Defined FFO attributable to common shares-basic	20,317	22,540	64,569	64,088
Company-Defined FFO attributable to dilutive OP Units	1,514	1,601	4,628	4,644
Company-Defined FFO attributable to common shares-diluted	$21,831	$24,141	$69,197	$68,732
Company-Defined FFO per share-basic and diluted	$0.12	$0.13	$0.36	$0.36
Weighted average number of shares outstanding
Basic	174,290	178,729	179,168	177,717
Diluted	187,279	191,422	192,020	190,605

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

Specifically with respect to fees and expenses associated with the acquisition of real property, which are excluded from Company-Defined FFO, such fees and expenses are characterized as operational expenses under GAAP and included in the determination of net income (loss) and income (loss) from operations, both of which are performance measures under GAAP. The purchase of operating properties is a key strategic objective of our business plan focused on generating operating income and cash flow in order to fund our obligations and to make distributions to investors. However, as the corresponding acquisition-related costs are paid in cash, these acquisition-related costs negatively impact our GAAP operating performance and our GAAP cash flows from operating activities during the period in which efforts are undertaken to acquire properties. In addition, if we acquire a property after all offering proceeds from our public offerings have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, such costs will then be paid from other sources of cash such as additional debt proceeds, operational earnings or cash flow, net proceeds from the sale of properties, or other ancillary cash flows. Among other reasons as previously discussed, the treatment of acquisition-related costs is a reason why Company-Defined FFO is not a complete indicator of our overall financial performance, especially during periods in which efforts are undertaken to acquire properties. Note that, pursuant to our valuation procedures, acquisition-related expenses result in an immediate decrease to our NAV.

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

Net Operating Income (“NOI”)

We also use NOI as a supplemental financial performance measure because NOI reflects the specific operating performance of our real properties and debt related investments and excludes certain items that are not considered to be controllable in connection with the management of each property, such as other-than-temporary impairment, losses related to provisions for losses on debt related investments, gains or losses on derivatives, acquisition-related expenses, losses on extinguishment of debt and financing commitments, interest income, depreciation and amortization, general and administrative expenses, advisory fees, interest expense and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our operating financial performance as a whole, since it does exclude such items that could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. We present NOI in the tables below, and include a reconciliation to GAAP in Note 11 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Our Operating Results

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

The following unaudited table illustrates the changes in rental revenue, rental expenses and net operating income for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. Our same store portfolio includes 51 properties acquired prior to January 1, 2014 and owned through September 30, 2015, comprising approximately 8.2 million square feet. A discussion of these changes follows the table (dollar amounts in thousands):

	For the Three Months Ended September 30,
	2015	2014	$ Change	% Change
Revenue
Base rental revenue-same store (1)	$37,055	$36,571	$484	1%
Other rental revenue-same store	6,452	7,841	(1,389)	-18%
Total rental revenue-same store	43,507	44,412	(905)	-2%
Rental revenue-2014/2015 acquisitions/ dispositions (2)	9,347	12,381	(3,034)	-25%
Total rental revenue	52,854	56,793	(3,939)	-7%
Debt related income	807	1,798	(991)	-55%
Total revenue	$53,661	$58,591	$(4,930)	-8%
Rental Expenses
Same store	$11,613	$11,103	$510	5%
2014/2015 acquisitions/dispositions (2)	3,264	1,701	1,563	92%
Total rental expenses	$14,877	$12,804	$2,073	16%
Net Operating Income
Real property-same store	$31,894	$33,309	$(1,415)	-4%
Real property-2014/2015 acquisitions/ dispositions (2)	6,083	10,680	(4,597)	-43%
Debt related income	807	1,798	(991)	-55%
Total net operating income (3)	$38,784	$45,787	$(7,003)	-15%

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
(3)

For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “—How We Measure Our Operating Performance—Net Operating Income (“NOI”)” above. See also Note 11 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Net Operating Income

Base Rental Revenue - Same Store

The table below presents the factors contributing to the increase in our same store base rental revenue for the three months ended September 30, 2015 and 2014 (dollar amounts other than annualized base rent per square foot in thousands):

Same Store Portfolio	Base Rent for the Three Months Ended September 30,			Average % Leased for the Three Months Ended September 30,		Annualized Base Rent per Square Foot for the Three Months Ended September 30,
	2015	2014	$ Change	2015	2014	2015	2014
Office	$24,578	$24,365	$213	90.3%	96.3%	$31.42	$29.20
Industrial	1,208	1,034	174	72.2%	84.1%	3.51	2.58
Retail	11,269	11,172	97	94.7%	94.9%	16.64	16.47
Total base rental revenue - same store	$37,055	$36,571	$484	87.6%	93.0%	$20.54	$19.11

Base rental revenue in our same store office portfolio increased for the three months ended September 30, 2015, compared to the same period in 2014, primarily due to (i) an increase in average base rent per square foot and (ii) expiration of rental concessions, partially offset by the decrease in the average leased square feet for the three months ended September 30, 2015, compared to the same period in 2014.

Other Rental Revenue - Same Store

Same store other rental revenue decreased for the three months ended September 30, 2015, compared to the same period in 2014, primarily due to a decrease in our straight line rent adjustment within our same store portfolio due to rent increases and the expiration of concessions.

Rental Expenses - Same Store

The table below presents the amounts recorded and changes in rental expense of our same store portfolio for the three months ended September 30, 2015 and 2014 (dollar amounts in thousands):

	For the Three Months Ended September 30,
	2015	2014	$ Change	% Change
Real estate taxes	$4,380	$4,384	$(4)	-0.1%
Repairs and maintenance	3,163	2,844	319	11.2%
Utilities	1,712	1,615	97	6.0%
Property management fees	839	855	(16)	-1.9%
Insurance	253	308	(55)	-17.9%
Other	1,266	1,097	169	15.4%
Total same store rental expense	$11,613	$11,103	$510	4.6%

Debt Related Income

Debt related income decreased for the three months ended September 30, 2015, compared to the same period in 2014. The decrease is primarily attributable to the repayments of debt related investments of approximately $69.8 million since June 30, 2014, partially offset by the investment of approximately $4.9 million in debt related investments in the same period.

Other Operating Expenses

Impairment of Real Estate Property

During the three months ended September 30, 2015, we recorded a $6.5 million impairment charge related to a consolidated office property located in the Chicago, IL market, which we acquired in February 2007 and we hold through a joint venture in which we are not the managing partner. We have an 80% ownership interest in the office property. During the three months ended September 30, 2014, we recorded a $9.5 million impairment related to a wholly owned retail property in the Pittsburgh, PA market.

In the calculation of our NAV, our real estate assets are carried at fair value using valuation methodologies consistent with ASC Topic 820, Fair Value Measurements and Disclosures. As a result, the timing of valuation changes recorded in our NAV will not necessarily be the same as for impairment charges recorded to our financial statements prepared pursuant to GAAP.

Other Income (Expenses)

Interest Expense

Interest expense decreased for the three months ended September 30, 2015, compared to the same period in 2014, primarily due to lower average mortgage note borrowings during the three months ended September 30, 2015, and the full repayment of our other secured borrowings and financing obligations during 2015, partially offset by an increase in interest expense on our unsecured borrowings due to higher average borrowings during the three months ended September 30, 2015. The following table further describes our interest expense by debt obligation, and includes amortization of deferred financing costs, amortization related to our derivatives, and amortization of discounts and premiums for the three months ended September 30, 2015 and 2014 (amounts in thousands):

	For the Three Months Ended September 30,
Debt Obligation	2015	2014
Mortgage notes	$7,966	$12,435
Unsecured borrowings	2,985	2,194
Other secured borrowings	—	342
Financing obligations	—	305
Total interest expense	$10,951	$15,276

Gain on Sale of Real Property

During the three months ended September 30, 2015, we disposed of (i) an office property in the Los Angeles, CA market, for which we recorded a gain on sale of real property of approximately $2.9 million, and (ii) a land parcel in the Denver, CO market, for which we recorded a gain on sale of real property of approximately $1.7 million. During the three months ended September 30, 2014, we recorded no gain or loss on sale of real property due to a lack of disposition activity.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

The following unaudited table illustrates the changes in rental revenue, rental expenses and net operating income for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. Our same store portfolio includes 51 properties acquired prior to January 1, 2014 and owned through September 30, 2015, comprising approximately 8.2 million square feet. A discussion of these changes follows the table (dollar amounts in thousands):

	For the Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Revenue
Base rental revenue-same store (1)	$111,608	$109,336	$2,272	2%
Other rental revenue-same store	22,805	23,413	(608)	-3%
Total rental revenue-same store	134,413	132,749	1,664	1%
Rental revenue-2014/2015 acquisitions/ dispositions (2)	28,895	34,184	(5,289)	-15%
Total rental revenue	163,308	166,933	(3,625)	-2%
Debt related income	5,594	5,571	23	0%
Total revenue	$168,902	$172,504	$(3,602)	-2%
Rental Expenses
Same store	$35,304	$33,646	$1,658	5%
2014/2015 acquisitions/dispositions (2)	8,108	4,301	3,807	89%
Total rental expenses	$43,412	$37,947	$5,465	14%
Net Operating Income
Real property-same store	$99,109	$99,103	$6	0%
Real property-2014/2015 acquisitions/ dispositions (2)	20,787	29,883	(9,096)	-30%
Debt related income	5,594	5,571	23	0%
Total net operating income (3)	$125,490	$134,557	$(9,067)	-7%

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
(3)

For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “—How We Measure Our Operating Performance—Net Operating Income” above. See also Note 11 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Net Operating Income

Base Rental Revenue - Same Store

The table below presents the factors contributing to the increase in our same store base rental revenue for the nine months ended September 30, 2015 and 2014 (base rent dollar amounts in thousands):

Same Store Portfolio	Base Rent for the Nine Months Ended September 30,			Average % Leased for the Nine Months Ended September 30,		Annualized Base Rent per Square Foot for the Nine Months Ended September 30,
	2015	2014	$ Change	2015	2014	2015	2014
Office	$74,257	$72,276	$1,981	94.3%	95.7%	$30.30	$29.05
Industrial	3,676	3,693	(17)	77.8%	84.7%	3.30	3.05
Retail	33,675	33,367	308	93.8%	94.2%	16.73	16.52
Total base rental revenue - same store	$111,608	$109,336	$2,272	90.3%	92.6%	$20.01	$19.11

Base rental revenue in our same store office portfolio increased for the nine months ended September 30, 2015, compared to the same period in 2014, primarily due to (i) an increase in average base rent per square foot and (ii) expiration of rental concessions, partially offset by a decrease in the average leased square feet during the nine months ended September 30 2015, compared to the same period in 2014.

Other Rental Revenue - Same Store

Same store other rental revenue decreased for the nine months ended September 30, 2015, compared to the same period in 2014, primarily due to a decrease in our straight line rent adjustment within our same store portfolio due to rent increases and the expiration of concessions, partially offset by lease termination payments for approximately $1.5 million related to tenants in our retail and office portfolios that we received during the nine months ended September 30, 2015 and (ii) an increase in recoverable revenue due to an increase in snow removal costs incurred by properties in our Greater Boston market.

Rental Expenses - Same Store

The table below presents the amounts recorded and changes in rental expense of our same store portfolio for the nine months ended September 30, 2015 and 2014 (dollar amounts in thousands):

	For the Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Real estate taxes	$13,064	$12,749	$315	2.5%
Repairs and maintenance (1)	10,895	9,161	1,734	18.9%
Utilities	4,784	5,178	(394)	-7.6%
Property management fees	2,547	2,399	148	6.2%
Insurance	867	922	(55)	-6.0%
Other	3,147	3,237	(90)	-2.8%
Total same store rental expense	$35,304	$33,646	$1,658	4.9%

__________________

(1)

The increase in repairs and maintenance expenses for the nine months ended September 30, 2015, compared to the same period in 2014, is primarily attributable to snow removal costs incurred by properties in our Greater Boston market.

Debt Related Income

Debt related income decreased for the nine months ended September 30, 2015, compared to the same period in 2014. The decrease is primarily attributable to the repayments of debt related investments of approximately $99.5 million during 2014 and 2015, partially offset by the investment of approximately $6.4 million in debt related investments in the same period and the receipt of early repayment fees during 2015.

Other Operating Expenses

Real Estate Depreciation and Amortization Expense

Real estate depreciation and amortization expense decreased by $5.1 million, or 8%, for the nine months ended September 30, 2015, compared to the same period in 2014, primarily due to our disposition of real properties during 2014 and 2015, partially offset by our acquisition of properties during the same period.

Advisory Fees

Advisory fees increased by $1.3 million, or 12%, for the nine months ended September 30, 2015, compared to the same period in 2014, primarily due to (i) an increase in the performance component of our advisory fees due to an increase in our annual non-compounded investment return and (ii) an increase in the fixed component of the advisory fees resulting from an increase in our average Aggregate Fund NAV. For more information on the structure of our advisory fees, see Note 11 to our financial statements beginning on page F-1 of our Annual Report on Form 10-K filed with the Commission on March 3, 2015.

Impairment of Real Estate Property

During the nine months ended September 30, 2015, we recorded a  $6.5 million impairment charge related to a consolidated office property located in the Chicago, IL market, which we acquired in February 2007 and we hold through a joint venture in which we are not the managing partner.  We have an 80% ownership interest in the office property. In addition, during the nine months ended September 30, 2015, we recorded $1.6 million of impairment charges related to a wholly owned retail property that we acquired in May 2007 in the Pittsburgh, PA market. During the nine months ended September 30, 2014, we recorded a $9.5 million impairment related to this retail property.

In the calculation of our NAV, our real estate assets are carried at fair value using valuation methodologies consistent with ASC Topic 820, Fair Value Measurements and Disclosures. As a result, the timing of valuation changes recorded in our NAV will not necessarily be the same as for impairment charges recorded to our financial statements prepared pursuant to GAAP.

Other Income (Expenses)

Interest Expense

Interest expense decreased for the nine months ended September 30, 2015, compared to the same period in 2014, primarily due to (i) lower average mortgage note borrowings, and (ii) our full repayment of repurchase facilities and financing obligations during 2015, partially offset by an increase in interest expense on our unsecured borrowings due to higher average borrowings. The following table further describes our interest expense by debt obligation, and includes amortization of deferred financing costs, amortization related to our derivatives, and amortization of discounts and premiums (amounts in thousands):

	For the Nine Months Ended September 30,
Debt Obligation	2015	2014
Mortgage notes (1)	$27,709	$38,507
Unsecured borrowings	7,779	6,398
Other secured borrowings	477	1,036
Financing obligations	243	904
Total interest expense	$36,208	$46,845

__________________

(1)	Includes interest expense attributable to discontinued operations of $296,000 for the nine months ended September 30, 2014.

Loss on Extinguishment of Debt and Financing Commitments

Loss on extinguishment of debt and financing commitments was approximately $1.2 million and $63,000 for the nine months ended September 30, 2015 and 2014, respectively. The loss in 2015 primarily resulted from (i) deferred financing costs written off due to the amendment and restatement of the Old Facility on January 13, 2015 (see “Significant Transactions During the Nine Months Ended September 30, 2015 – Financing Activity – Recast of Credit Facility” above and Note 5 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information regarding the recast of the Old Facility), and (ii) accelerated amortization of deferred financing costs upon the repayment of borrowings under our repurchase facilities earlier than we had originally expected. The loss in 2014 primarily resulted from the accelerated amortization of deferred financing costs upon the repayment of borrowings under our repurchase facilities earlier than we had originally expected.

Gain on Sale of Real Property

During the nine months ended September 30, 2015, we disposed of (i) a portfolio of 12 office and industrial properties, for which we recorded gains on sale of real property of approximately $105.5 million, and (ii) two properties and a land parcel, for which we recorded an aggregate gain on sale of real property of approximately $27.7 million. During the nine months ended September 30, 2014, we disposed of (i) a portfolio of 12 industrial properties, for which we recorded a gain on sale of real property of approximately $29.5 million, which is classified within discontinued operations, and (ii) three properties and a land parcel, for which we recorded an aggregate gain on sale of real property of approximately $6.5 million.

Liquidity and Capital Resources

Liquidity Outlook

We believe our existing cash balance, our available credit under our Revolving Credit Facility, cash from operations, additional proceeds from our public offerings, proceeds from the sale of existing investments, and prospective debt or equity issuances will be sufficient to meet our liquidity and capital needs for the foreseeable future, including the next 12 months. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, distribution payments, debt service payments, including debt maturities of approximately $202.6 million, redemption payments, issuer tender offers, and acquisitions of real property and debt related investments. Subsequent to September 30, 2015, we repaid approximately $24.2 million of debt that was scheduled to mature over the next 12 months. Borrowings that are subject to extension options are also subject to certain lender covenants and restrictions that we must meet to extend the initial maturity date. We currently believe that we will qualify for these extension options. However, we cannot guarantee that we will meet the requirements to extend the notes upon initial maturity. In the event that we do not qualify to extend the notes, we expect to repay them with proceeds from new borrowings or available proceeds from our Revolving Credit Facility.

In order to maintain a reasonable level of liquidity for redemptions of Class A, Class W and Class I shares pursuant to our Second Amended and Restated Class A, W and I Share Redemption Program (the “Class AWI SRP”), we intend to generally maintain under normal circumstances the following aggregate allocation to sources of liquidity, which include liquid assets and capacity under our borrowing facilities: (1) 10% of the aggregate NAV of our outstanding Class A, Class W and Class I shares up to $1 billion of collective Class A, Class W and Class I share NAV, and (2) 5% of the aggregate NAV of our outstanding Class A, Class W and Class I shares in excess of $1 billion of collective Class A, Class W and Class I share NAV. However, as set forth in the Class AWI SRP, no assurance can be given that we will maintain this allocation to liquid assets. Our board of directors has the right to modify, suspend or terminate our Class AWI SRP if it deems such action to be in the best interest of our stockholders. As of September 30, 2015, the aggregate NAV of our outstanding Class A, Class W and Class I shares was approximately $186.6 million.

We calculate our leverage for reporting purposes as our total borrowings, calculated on a GAAP basis, divided by the fair value of our real property and debt related investments. Based on this methodology, as of September 30, 2015, our leverage was 42.8%. There are other methods of calculating our overall leverage ratio that may differ from this methodology, such as the methodology used in determining our compliance with corporate borrowing covenants.

As of September 30, 2015, we had approximately $15.2 million of cash compared to $14.5 million as of December 31, 2014. The following discussion summarizes the sources and uses of our cash during the nine months ended September 30, 2015.

Operating Activities

Net cash provided by operating activities increased by approximately $15.0 million to approximately $77.9 million for the nine months ended September 30, 2015 from approximately $62.9 million for the same period in 2014. The increase is primarily due to (i) a decrease of $8.8 million in cash paid for interest primarily resulting from our extinguishment of mortgage note and other secured borrowings,  and (ii) the receipt of approximately $6.4 million of accrued interest on our mezzanine debt investment upon repayment.

Lease Expirations

Our primary source of funding for our property-level operating expenses and debt service payments is rent collected pursuant to our tenant leases. Our operating portfolio was approximately 88.8% leased as of September 30, 2015, compared to approximately 92.8% as of September 30, 2014. Our properties are generally leased to tenants for terms ranging from three to ten years. As of September 30, 2015, the weighted average remaining term of our leases was approximately 6.8 years, based on contractual remaining base rent, 4.2 years, based on annualized base rent, and 4.5 years, based on leased square footage. The following is a schedule of expiring leases for our consolidated operating properties by annualized base rent and square footage as of September 30, 2015 and assuming no exercise of lease renewal options (dollar amounts and square footage in thousands):

	Lease Expirations
Year	Number of Leases Expiring	Annualized Base Rent (1)%		Square Feet	%
2015 (2)	44	$1,996	1.2%	132	1.5%
2016	80	20,715	11.7%	821	9.5%
2017	82	42,434	24.0%	1,376	15.9%
2018	105	13,097	7.4%	617	7.1%
2019	96	24,093	13.6%	1,204	13.8%
2020	100	22,302	12.6%	1,088	12.6%
2021	41	14,929	8.5%	1,532	17.7%
2022	27	9,272	5.2%	529	6.1%
2023	21	14,310	8.1%	585	6.8%
2024	18	4,325	2.4%	295	3.4%
Thereafter	31	9,174	5.3%	482	5.6%
Total	645	$176,647	100.0%	8,661	100.0%

__________________

(1)	Annualized base rent represents the annualized monthly base rent of leases executed as of September 30, 2015.
(2)

Represents the number of leases expiring and annualized base rent for the remainder of 2015. Includes eight leases with annualized base rent of approximately $110,000 that are on a month-to-month basis.

Our three most significant leases, together comprising approximately 32.5% of our annualized base rent as of September 30, 2015, will expire between December 2016 and September 2017. Based on market information as of September 30, 2015, we have obtained third-party estimates that current market rental rates, on a weighted-average basis utilizing annualized base rent as of September 30, 2015, are approximately 15% lower than our in-place leases. Accordingly, we believe replicating the cash flows from these leases would be very difficult. If any one of these tenants does not renew their respective lease, we would be at greater risk of reduced revenues due to downtime, and when the leases expire, we may be forced to lower the rental rates or offer other concessions in order to attract new tenants. In addition, we could be required to expend substantial funds to construct new tenant improvements in the vacated space.

During the nine months ended September 30, 2015, we signed new leases for approximately 279,000 square feet and renewal leases for approximately 587,000 square feet. Tenant improvements and leasing commissions related to these leases were approximately $4.4 million and $2.5 million, respectively, or $4.97 and $2.78 per square foot, respectively. Of the leases described above, approximately 594,000 square feet were considered comparable leases related to which we realized average straight line rent growth of 21.7%. Comparable leases comprise leases for which prior leases were in place for the same suite within 12 months of executing the new lease.

Investing Activities

Net cash provided by investing activities increased approximately $145.1 million to approximately $167.7 million for the nine months ended September 30, 2015 from $22.6 million for the same period in 2014. The increase is primarily due to (i) an increase in proceeds from disposition of real properties during the nine months ended September 30, 2015, compared to the same period in 2014, and (ii) the payoff of five debt related investments during the nine months ended September 30, 2015, partially offset by (i) an increase in cash paid to acquire operating properties during the nine months ended September 30, 2015 compared to the same period in 2014, and (ii) an increase in capital expenditures in real property during the nine months ended September 30, 2015.

Financing Activities

Net cash used in financing activities increased approximately $162.4 million to approximately $244.9 million for the nine months ended September 30, 2015 from $82.5 million for the same period in 2014. The increase is primarily due to (i) extinguishment of certain mortgage notes and other secured borrowings during the nine months ended September 30, 2015, and (ii) the repurchase of our common shares pursuant to a self-tender offer and redemption of our common shares pursuant to our share redemption programs during the nine months ended September 30, 2015, partially offset by an increase in net proceeds from our unsecured borrowing facilities during the nine months ended September 30, 2015, compared to the same period in 2014.

During the nine months ended September 30, 2015 and 2014, we raised approximately $73.2 million and $68.6 million in proceeds from the sale of Class A, W, and I shares, respectively, including approximately $2.3 million and $549,000 under the distribution reinvestment plan, respectively. We have offered and will continue to offer Class E shares of common stock through the Class E DRIP Offering. The amount raised under the Class E DRIP Offering decreased by approximately $1.2 million to approximately $13.8 million for the nine months ended September 30, 2015, from approximately $15.0 million for the same period in 2014. In addition, during the nine months ended September 30, 2015, we raised approximately $7.3 million from OP Units issued in a real estate transaction.

Debt Maturities

11 of our mortgage notes with an aggregate outstanding balance as of September 30, 2015 of approximately $310.8 million have initial maturities before January 1, 2017. Of these borrowings, one mortgage note with an outstanding balance of approximately $108.2 million as of September 30, 2015 has extension options beyond December 31, 2016. These extension options are subject to certain lender covenants and restrictions that we must meet to extend the maturity date. We currently believe that we will qualify for our extension options.

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

The following table sets forth the amounts and sources of distributions declared for the three and nine months ended September 30, 2015 and 2014 (dollar amounts in thousands):

	For the Three Months Ended				For the Nine Months Ended
Distributions:	September 30, 2015	% of Total Distributions	September 30, 2014	% of Total Distributions	September 30, 2015	% of Total Distributions	September 30, 2014	% of Total Distributions
Common stock distributions paid in cash	$10,526	61.7%	$10,327	61.6%	$32,180	61.9%	$30,955	61.7%
Other cash distributions (1)	1,277	7.5%	1,185	7.1%	3,723	7.2%	3,645	7.3%
Total cash distributions	$11,803	69.2%	$11,512	68.6%	$35,903	69.1%	$34,600	68.9%
Common stock distributions reinvested in common shares	5,257	30.8%	5,263	31.4%	16,085	30.9%	15,603	31.1%
Total distributions	$17,060	100.0%	$16,775	100.0%	$51,988	100.0%	$50,203	100.0%
Sources of distributions:
Cash flow from operations (2)(3)	$17,060	100.0%	$16,775	100.0%	$51,988	100.0%	$50,203	100.0%
Financial performance metric:
NAREIT-defined FFO (4)	$21,238	124.5%	$23,768	141.7%	$66,769	128.4%	$67,706	134.9%

__________________

(1)

Other cash distributions include (i) distributions declared for OP Units for the respective period, (ii) regular distributions made during the period to our joint venture partners that are noncontrolling interest holders, which exclude distributions of disposition proceeds related to properties sold by the joint ventures, and (iii) dealer manager and distribution fees we pay to our dealer manager with respect to the Class A, Class W and Class I shares.

(2)

Expenses associated with the acquisition of real property are recorded to earnings and as a deduction to our cash from operations. We incurred acquisition costs of approximately $476,000 and $1.3 million during the three and nine months ended September 30, 2015, respectively.  We incurred acquisition costs of approximately $372,000 and $962,000 during the three and nine months ended September 30, 2014, respectively.

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

Redemptions

The following table sets forth relationships between the amount of redemption requests received by us pursuant to our Class E Share Redemption Program (the “Class E SRP”), the resulting pro-rata redemption caps, and actual amounts of Class E shares redeemed under the redemption program for each of the last four quarterly periods (share amounts in thousands):

For the Quarter Ended:	Number of Class E Shares Requested for Redemption	Number of Class E Shares Redeemed	Percentage of Class E Shares Requested for Redemption Redeemed	Percentage of Class E Shares Requested for Redemption Redeemed Pro Rata (1)	Average Price Paid per Share
December 31, 2014	18,907	1,964	10.4%	7.4%	$7.16
March 31, 2015	18,996	1,530	8.1%	5.9%	7.30
June 30, 2015	20,657	5,005	24.2%	21.6%	7.38
September 30, 2015	12,908	1,845	14.3%	11.1%	7.42
Average	17,867	2,586	14.5%	11.8%	$7.33

__________________

(1)	Represents redemptions of shares from investors that did not qualify for death or disability redemptions.

Additionally, during the third quarter of 2015, we (i) redeemed approximately 17.2 million Class E shares at a purchase price of $7.25 per share for an aggregate cost of approximately $124.4 million pursuant to a self-tender offer, and (ii) satisfied 100% of redemption requests received pursuant to our Class AWI SRP; we redeemed approximately 113,000 Class I shares and 4,000 Class

W shares for a weighted average price of approximately $7.34 per share pursuant to our Class AWI SRP. See “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q for more information regarding redemptions of shares during the three months ended September  30, 2015.

Subsequent Events

For information regarding significant subsequent events, see Note 12 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q. In addition, the following acquisitions, dispositions, and financing transactions occurred subsequent to September 30, 2015.

Repayments of Mortgage Notes

Subsequent to September 30, 2015, we repaid four mortgage note borrowings in full prior to their scheduled maturities within the open prepayment period using proceeds from our Revolving Credit Facility. The following table describes our repayment of mortgage note borrowings subsequent to September 30, 2015 (dollar amounts in thousands):

Debt Obligation	Repayment Date	Balance as of September 30, 2015	Stated Interest Rate	Contractual Maturity Date	Collateral Type	Collateral Market
Abington	October 1, 2015	$4,681	6.75%	January 1, 2016	Retail Property	Greater Boston
Hyannis	October 1, 2015	4,635	6.75%	January 1, 2016	Retail Property	Greater Boston
Riverport Portfolio	October 1, 2015	8,052	7.38%	April 1, 2016	Industrial Portfolio	Louisville, KY
DeGuigne	November 2, 2015	6,871	7.78%	February 1, 2016	Office Property	Silicon Valley, CA
Total/weighted average		$24,239	7.25%

Acquisition of Real Property

On October 8, 2015, we acquired a retail property in Chester Springs, NJ comprising approximately 223,000 net rentable square feet from an unaffiliated third party, for a gross purchase price of approximately $53.8 million. At acquisition, the property was approximately 95% leased to 34 tenants. We acquired the property using existing cash and proceeds from our Revolving Credit Facility.

Borrowing Under Mortgage Note

On November 5, 2015, we received proceeds from a new mortgage note borrowing of approximately $70.0 million bearing interest at a fixed rate of 3.80%, which matures in November 2025 and is non-amortizing. The mortgage note is secured by a retail property in the Washington, DC market.

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

As of September 30, 2015, the fair value of our fixed rate debt was $540.5 million and the carrying value of our fixed rate debt was $536.0 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of September 30, 2015. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of September 30, 2015, we had approximately $83.3 million of unhedged variable rate borrowings outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our remaining variable rate borrowings were to increase 10%, we estimate that our annual interest expense would increase by approximately $16,000 based on our outstanding floating-rate debt as of September 30, 2015.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Please see the risk factors discussed in Item 1A of Part I of our Annual Report on Form 10-K filed with the Commission on March 3, 2015, Item 1A of Part II of our Quarterly Report on Form 10-Q filed with the Commission on May 12, 2015, and Item 1A of Part II of our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Redemption Program and Other Redemptions

As of September 30, 2015, no material changes had occurred to our Class E SRP or our separate Class AWI SRP as discussed in Item 5 of our Annual Report on Form 10-K filed with the Commission on March 3, 2015.

Pursuant to the Class E SRP as of September 30, 2015, we will not redeem during any consecutive 12-month period more than 5% of the number of Class E shares of common stock outstanding at the beginning of such 12-month period.

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

In aggregate, for the three months ended September 30, 2015, we redeemed (i) approximately 17.2 million Class E shares pursuant to our self-tender offer for approximately $124.4 million and (ii) approximately 2.0 million shares of common stock pursuant to the Class E SRP and the Class AWI SRP for approximately $14.5 million, as described further in the table below (number of shares in thousands).

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
July 1 - July 31, 2015	41	$7.35	41	—
August 1 - August 31, 2015 (2)	17,177	7.25	17,177	—
September 1 - September 30, 2015	1,897	7.41	1,897	—
Total	19,115	$7.27	19,115	—

__________________

(1)

Redemptions are limited under the Class E SRP and the Class AWI SRP as described above. We redeemed all Class A, W, and I shares that were requested to be redeemed during the three months ended September 30, 2015. As of September 30, 2015, we had capacity under the Class AWI SRP to redeem up to an aggregate of $15.7 million of Class A, W, and I shares. Pursuant to the Class AWI SRP, this capacity resets at the beginning of each quarter.

(2)

Includes (i)  approximately 17.2 million Class E shares redeemed at $7.25 per share for an aggregate cost of approximately $124.4 million pursuant to our self-tender offer and (ii) approximately 24,000 shares redeemed pursuant to the Class E SRP and the Class AWI SRP, as discussed above.

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

4.4	Second Amended and Restated Class A, W and I Share Redemption Program, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 17, 2014
10.1	Second Amended and Restated Dealer Manager Agreement, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed September 16, 2015.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Consent of Altus Group U.S., Inc.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*

__________________

*    Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

Date: November 12, 2015	/s/ JEFFREY L. JOHNSON
Jeffrey L. Johnson Chief Executive Officer

Date: November 12, 2015	/s/ M. KIRK SCOTT
M. Kirk Scott Chief Financial Officer and Treasurer