Form 10-K
period 2015-12-31
Dividend Capital Diversified Property Fund Inc.
filed 2016-03-03
CIK 1327978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

There is no established market for the Registrant’s shares of common stock. The Registrant publishes a daily net asset value (“NAV”), based on procedures and methodologies established by its board of directors, with an NAV on June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, of $7.38 per share for its unclassified shares of common stock (referred to as “Class E” shares) and each of its Class A, Class W and Class I classes of common stock. As of December 31, 2015, the daily NAV was $7.47 per share for each of its Class E, Class A, Class W and Class I classes of common stock.

There were approximately 157,819,161 outstanding shares of Class E common stock, 1,362,971 outstanding shares of Class A common stock, 1,193,192 outstanding shares of Class W common stock, and 21,691,826 outstanding shares of Class I common stock, held by non-affiliates, as of June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of February 24, 2016, 137,328,662 shares of Class E common stock, 1,842,548 shares of Class A common stock, 2,051,615 shares of Class W common stock, and 23,204,899 shares of Class I common stock of the Registrant, each with a par value $0.01 per share, were outstanding.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2015

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	the impact of macroeconomic trends, such as the unemployment rate and availability of credit, which may have a negative effect on the following, among other things:
•	the fundamentals of our business, including overall market occupancy, tenant space utilization, and rental rates;
•	the financial condition of our tenants, some of which are financial, legal and other professional firms, our lenders, and institutions that hold our cash balances and short-term investments, which may expose us to increased risks of breach or default by these parties; and
•	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis;
•	general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate);
•	our ability to effectively raise and deploy proceeds from our ongoing public offering of Class A, Class W and Class I shares;
•	risks associated with the availability and terms of debt and equity financing and the use of debt to fund acquisitions and developments, including the risk associated with interest rates impacting the cost and/or availability of financing;
•	the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of real estate investment trusts (“REITs”));
•	conflicts of interest arising out of our relationships with Dividend Capital Total Advisors Group LLC (our “Sponsor”), Dividend Capital Total Advisors LLC (our “Advisor”), and their affiliates;
•	changes in accounting principles, policies and guidelines applicable to REITs;
•	environmental, regulatory and/or safety requirements; and
•	the availability and cost of comprehensive insurance, including coverage for terrorist acts.

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

Our Portfolio

We are currently invested in a diverse portfolio of real properties and, to a lesser extent, real estate-related debt investments. Our investment in real property consists of office, industrial, and retail properties located in the United States. As of December 31, 2015, our real property portfolio was approximately 90.1% leased. Additionally, we are invested in certain real estate-related debt investments, including originating and participating in mortgage loans secured by real estate (herein referred to as “debt related investments”).

As of December 31, 2015, we had total gross investments with an estimated fair value of approximately $2.4 billion (calculated in accordance with our valuation procedures), comprised of approximately $2.4 billion in gross investments in real property and approximately $15.7 million in net debt related investments.

As of December 31, 2015, we had four reportable operating segments: office property, industrial property, retail property and debt related investments. Operating results from our business segments are discussed further in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Whenever we refer to the “fair value” of our real estate investments in this Annual Report on Form 10-K, we are referring to the fair value as determined pursuant to our valuation procedures, unless stated otherwise.

Our Advisor

We are managed by our Advisor, which is wholly owned by our Sponsor. Our Advisor was formed as a Delaware limited liability company in April 2005. Subject to oversight by our board of directors, we rely on our Advisor to manage our day-to-day activities and to implement our investment strategy. In addition, subject to the oversight, review and approval of our board of directors, our Advisor undertakes to, among other things, research, identify, review and make investments in and dispositions of real property and real estate-related investments on our behalf consistent with our investment policies and objectives. Our Advisor performs its duties and responsibilities under an advisory agreement with us (the “Advisory Agreement”) as a fiduciary of ours and our stockholders. The term of the Advisory Agreement is for one year, subject to renewals by our board of directors for an unlimited number of successive one-year periods. The current term of the Advisory Agreement expires on June 30, 2016. Our officers and our two interested directors are all employees of an affiliate of our Advisor.

Our Offerings

On July 12, 2012, we commenced an ongoing public offering of up to $3,000,000,000 of our shares of common stock, of which $2,250,000,000 of shares were expected to be offered to the public in a primary offering and $750,000,000 of shares were expected to be offered to our stockholders pursuant to an amended and restated distribution reinvestment plan (subject to our right to reallocate such amounts) (the “Prior Offering”). We terminated the Prior Offering on September 15, 2015.

On September 16, 2015, we commenced a follow-on ongoing public offering of up to $1,000,000,000 of our shares of common stock, of which $750,000,000 of shares are expected to be offered to the public in a primary offering and $250,000,000 of shares are expected to be offered to stockholders of the Company pursuant to its distribution reinvestment plan (subject to the our right to reallocate such amounts) (the “Follow-On Offering”). In the Follow-On Offering, we are offering to the public three classes of shares: Class A shares, Class W shares and Class I shares with net asset value (“NAV”) based pricing. We are offering to sell any combination of Class A shares, Class W shares and Class I shares with a dollar value up to the maximum offering amount.

Dividend Capital Securities LLC, which we refer to as our “Dealer Manager,” is distributing the shares of our common stock in the Class A, Class W and Class I offering on a “best efforts” basis. Our Dealer Manager is an entity related to our Advisor and is a member of the Financial Industry Regulatory Authority, Inc., or FINRA. Our Dealer Manager coordinates our distribution effort and manages our relationships with participating broker-dealers and financial advisors and provides assistance in connection with compliance matters relating to marketing the offering.

We also continue to sell shares of our unclassified common stock, which we refer to as “Class E” shares, pursuant to our distribution reinvestment plan offering.

As of December 31, 2015, we had approximately 137,275,396 Class E shares, 1,703,109 Class A shares, 1,811,277 Class W shares, and 23,334,275 Class I shares outstanding.

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

Our Operating Partnership

We own all of our interests in our investments through our Operating Partnership or its subsidiaries. We are the sole general partner of our Operating Partnership. In addition, we have contributed 100% of the proceeds received from our offerings of common stock to our Operating Partnership in exchange for partnership units representing our interest as a limited partner of the Operating Partnership. As of December 31, 2015, we held a 92.8% limited partnership interest in the Operating Partnership. We refer to partnership units in the Operating Partnership as “OP Units.” As of December 31, 2015, our Operating Partnership had outstanding OP Units held by third-party investors representing approximately a 7.2% limited partnership interest. These units were issued by the Operating Partnership in connection with its exercise of options to acquire certain fractional interests in real estate that were previously sold to such investors pursuant to private placements previously conducted by the Operating Partnership. The holders of OP Units (other than us) generally have the right to cause the Operating Partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both.

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

Our NAV is calculated for each of our share classes after the end of each business day that the New York Stock Exchange is open for unrestricted trading by ALPS Fund Services Inc., a third-party firm approved by our board of directors, including a majority of our independent directors (our “NAV Accountant”). Our NAV is not audited by our independent registered public accounting firm. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Exhibit 99.1 of this Annual Report on Form 10-K for a more detailed description of our valuation procedures and valuation components, and our NAV as of December 31, 2015.

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

Investment Strategy

Our investment strategy is designed to focus on generating income to support the quarterly dividend, protecting capital and growing net asset value over time. We seek to leverage our extensive knowledge of targeted real estate markets and property types to capitalize on opportunities where there is a disconnect between our assessment of an investment’s intrinsic value relative to its market value. In addition, we seek to optimize the value of our portfolio through strategic financing, diligent asset management and selective asset disposition.

We believe that the real estate market is cyclical, with different demand for property types at different times. Although we do not invest for the short term, we are active portfolio managers and we will seek to take advantage of opportunities to acquire or dispose of assets presented to us by real estate markets. One reason we focus on multiple property types and markets is to increase our ability to take advantage of these market cycles. We believe that the more opportunities we see in which to invest our capital, the more selective we can be in choosing strategic and accretive investments, which we believe may result in attractive total returns for our stockholders. Seeing more opportunities also may allow us to be consistent and meaningful investors throughout different cycles. When we believe one market is overvalued, we patiently wait and focus on another market that we believe is overlooked.

We also believe that value generally is based on the investment’s ability to produce cash flow and not what the next buyer will pay at any point in time. We generally focus on select, targeted markets that exhibit characteristics of being supply-constrained with strong demand from tenants seeking quality space.

We may target investments in four primary property categories of office, industrial, retail and multifamily. Although we may own properties in each of these categories, we are not tied to specific allocation targets and we may not always have significant holdings, or any holdings at all, in each category. For example, we do not currently own multifamily investments, although we intend to consider multifamily investment opportunities in the future. Also, through the disposition of assets, our ownership of industrial assets has declined to less than 5% of our portfolio as of December 31, 2015. Our recent investment strategy has primarily been focused on multi-tenant office and necessity-oriented retail investments located in what we believe are strong markets poised for long-term growth. We currently intend that our near term investment strategy will continue to focus on these multi-tenant office and necessity-oriented retail investments. We may also look for opportunities to increase our holdings of industrial assets over the next year. However, there can be no assurance that we will be successful in this investment strategy, including with respect to any particular asset class. To a lesser extent we may invest in other types of real estate including, but not limited to, hospitality, medical offices, student housing and unimproved land. We anticipate that the majority of our real property investments will be made in the United States, although we may also invest in Canada and Mexico, and potentially elsewhere on a limited basis, to the extent that opportunities exist that may help us meet our investment objectives.

To provide diversification to our portfolio, we have invested and may continue to invest in real estate-related debt, which will generally include mortgage loans secured by real estate, mezzanine debt and other related investments. Any investments in real estate-related securities generally will focus on equity issued by public and private real estate companies and certain other securities, with the primary goal of such investments being the preservation of liquidity in support of our share redemption programs.

In 2015, we disposed of approximately $496.2 million of assets and we acquired approximately $341.3 million of assets. The assets that we sold were generally higher-yielding than the new assets we acquired, although we believe the acquired assets exhibit greater potential for future revenue growth. We believe that market conditions may cause us to continue to explore in certain markets the disposition of higher-yielding assets and in certain target markets the acquisition of assets that may generate lower yields but with greater growth potential. Although there can be no assurance that we will continue to pursue this strategy or be successful in its execution, for some period of time this may mean that higher-yielding assets are sold from our portfolio in exchange for assets that initially may produce lower current income but which we believe will generate increased income over time through increased tenant demand and rental rate growth in order to generate long term growth in net asset value.

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

Real Property

We generally utilize a long-term hold strategy for strategic investments within our portfolio of real estate assets. The majority of our current portfolio consists of primarily “core” or “core-plus” properties that have significant operating histories and existing leases whereby a significant portion of the total investment return is expected to be derived from current income. In addition, we have invested in a relatively smaller proportion of “value added” opportunities that have arisen in circumstances where we have determined that a real property may be situationally undervalued or where product re-positioning, capital expenditures and/or improved property management may increase cash flows, and where the total investment return is generally expected to have a relatively larger component derived from capital appreciation. As described above, although we do not invest for the short term, we are active portfolio managers and we will seek to take advantage of opportunities to acquire or dispose of assets presented to us by the real estate market. As of December 31, 2015, we had invested in a total of 60 operating properties located in 21 geographic markets throughout the United States at a total gross investment amount of approximately $2.4 billion aggregating approximately 10.1 million net rentable square feet. Furthermore, we have invested in a small number of “opportunistic” real property investments, and may pursue similar opportunities in the future, that are either under-leased at acquisition or present expansion or re-development opportunities, where we may realize a significant portion of the total investment return from value appreciation.

Debt Related Investments

To date, our debt related investments have consisted primarily of (i) originations of and participations in commercial mortgage loans secured by real estate, (ii) B-notes, and (iii) mezzanine debt and other related investments secured by equity interests in entities that indirectly own real properties. As of December 31, 2015, we had three distinct debt related investments secured by real properties located in three geographic markets with a total net investment amount of approximately $15.7 million.

Diversification Across Real Property Sectors

Through our investments in real properties and debt related investments, we made direct investments, via equity interests and/or joint ventures, in real properties in multiple sectors, including office, industrial, and retail. In the future, we may also invest in multifamily, hospitality, and other real property types.

The chart below describes the diversification of our investment portfolio across real property type. Percentages in the chart correspond to the fair value as of December 31, 2015.

Diversification Across Geographic Regions

Through our investments in real property and debt related investments, we also seek diversification across multiple geographic regions primarily located in the United States. The chart below shows the current allocations of our real property investments across geographic regions within the continental United States. Percentages in the chart correspond to our fair value as of December 31, 2015. Any market for which we do not show a corresponding percentage of our total fair value comprises 1% or less of the total fair value of our real property portfolio. As of December 31, 2015, our real property investments were geographically diversified across 21 markets. Our debt related investments are located in three additional markets resulting in a combined portfolio allocation across 24 markets.

To date, and for the foreseeable future, the majority of our real property investments will be made in the United States, although we may also invest in Canada and Mexico, and potentially elsewhere on a limited basis, to the extent opportunities exist that may help us meet our investment objectives.

Diversification Across Tenant Profiles and Lease Terms

We believe that the tenant base that occupies our real property assets is generally stable and well-diversified. As of December 31, 2015, our consolidated operating real properties had leases with approximately 550 tenants. We intend to maintain a well-diversified mix of tenants to limit our exposure to any single tenant or industry. Our diversified investment strategy inherently provides for tenant diversity, and we continue to monitor our exposure relative to our larger tenant industry sectors. The following table describes our top ten tenant industry sectors based on annualized base rent as of December 31, 2015 (dollar and square footage amounts in thousands).

Industry Sector	Number of Leases	Annualized Base Rent (1)	% of Annualized Base Rent	Occupied Square Feet	% of Occupied Square Feet
Professional, Scientific and Technical Services	112	$29,096	15.8%	1,199	13.1%
Securities, Commodity Contracts, and Other Financial Investments and Related Activities	30	25,835	14.0%	687	7.5%
Food and Beverage Stores	41	24,407	13.2%	1,649	18.1%
Publishing Information (except Internet)	3	19,033	10.3%	413	4.5%
Computer and Electronic Product Manufacturing	8	6,820	3.7%	435	4.8%
Clothing and Clothing Accessories Stores	32	6,591	3.6%	425	4.7%
Food Services and Drinking Places	78	6,175	3.3%	222	2.4%
Credit Intermediation and Related Activities	36	5,613	3.0%	190	2.1%
Chemical Manufacturing	3	5,403	2.9%	461	5.1%
Ambulatory Health Care Services	53	4,928	2.7%	208	2.3%
Other (2)	318	50,551	27.5%	3,231	35.4%
Total	714	$184,452	100.0%	9,120	100.0%

(1)	Annualized base rent represents the annualized monthly base rent of executed leases as of December 31, 2015.
(2)	Other industry sectors include 47 additional sectors.

Our properties are generally leased to tenants for the longer term and as of December 31, 2015, the weighted average remaining term of our leases was approximately 4.5 years, based on annualized base rent, and 7.0 years, based on leased square footage. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a schedule of expiring leases for our consolidated operating properties by annualized base rent and square footage as of December 31, 2015.

Tenant Concentration

Rental revenue from our lease with Charles Schwab & Co., Inc. (“Charles Schwab”), as master tenant of one of our office properties, represented approximately 11.5% of our total revenue from continuing operations for the year ended December 31, 2015. However, ten of Charles Schwab’s subleases that comprise approximately 4.2% of our annualized base rent as of December 31, 2015 will become our direct tenants following the expiration of our lease with Charles Schwab in 2017. These subleases will expire between January 2020 and December 2023. For the year ended December 31, 2015, with respect to our entire real property and debt related investment portfolio, we did not earn revenues from any other single tenant or borrower in excess of 10% of our total revenue. See “Concentration of Credit Risk” in Note 3 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for information regarding the top five tenants as a percentage of consolidated annual base rent and occupied square feet.

Leverage

We use financial leverage to provide additional funds to support our investment activities. We calculate our leverage for reporting purposes as our total borrowings, calculated on the basis of accounting principles generally accepted in the United States (“GAAP”), divided by the fair value of our real property and debt related investments. Based on this methodology, our leverage was 45.3% as of December 31, 2015, compared to 47.0% as of December 31, 2014. There are other methods of calculating our overall leverage ratio that may differ from this methodology, such as the methodology used in determining our compliance with corporate borrowing covenants. Our current leverage target is between 40-60%. Although we will generally work to maintain the targeted leverage ratio over the near term, we may change our targeted leverage ratio from time to time. In addition, we may vary from our target leverage ratio from time to time, and there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Our board of directors may from time to time modify our borrowing policy in light of then-current economic conditions, the relative costs of debt and equity capital, the fair values of our properties, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors.

Competition

We believe that the current market for investing in real property and debt related investments continues to be extremely competitive and we continue to see a flight to quality for both equity and debt capital. Higher quality investments located in desirable markets are subject to strong competition. We compete with many different types of companies engaged in real estate investment activities, including other REITs, pension funds and their advisors, foreign investors, bank and insurance company investment accounts, real estate limited partnerships, various forms of banks and specialty finance companies, mutual funds, private equity funds, hedge funds, individuals and other entities. Some of these competitors, including larger REITs, have substantially greater financial and other resources than we do and generally may be able to accept more risk and leverage. They may also possess significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

In addition to competing for attractive investment opportunities, the current leasing and operating environment is also extremely competitive. Improving real estate fundamentals, such as vacancy and rental rates, generally have provided us with opportunities to increase rental rates across many of our markets. However, we continue to compete with similar owners and operators of commercial real estate and, as a result, we may have to provide free rent, incur charges for tenant improvements or offer other inducements in order to compete, all of which may have an adverse impact on our results of operations.

Conflicts of Interest

We are subject to various conflicts of interest arising out of our relationship with our Advisor and other affiliates, including: (i) conflicts related to the compensation arrangements between our Advisor, certain affiliates and us, (ii) conflicts with respect to the allocation of the time of our Advisor and its key personnel and (iii) conflicts with respect to the allocation of investment and leasing opportunities. Our independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise and have a fiduciary obligation to act on behalf of our stockholders. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Annual Report on Form 10-K for a description of the conflicts of interest that arise as a result of our relationships with our Advisor and its affiliates.

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

RISKS RELATED TO INVESTING IN SHARES OF OUR COMMON STOCK

There is no public trading market for the shares of our common stock and we do not anticipate that there will be a public trading market for our shares; therefore, your ability to dispose of your shares will likely be limited to redemption or repurchase by us. If you do sell your shares to us, you may receive less than the price you paid.

There is no public market for the shares of our common stock and we currently have no obligation or plans to apply for listing on any public securities market. Therefore, redemption or repurchase of shares by us will likely be the only way for you to dispose of your shares. Under our share redemption programs, we will redeem shares at a price equal to the NAV per share of the class of shares being redeemed on the date of redemption, and not based on the price at which you initially purchased your shares. Pursuant to tender offers, we may purchase our shares at a discount to NAV. We may redeem Class A, Class W or Class I shares if holders of such shares fail to maintain a minimum balance of $2,000 in shares, even if your failure to meet the minimum balance is caused solely by a decline in our NAV. Subject to limited exceptions, Class A, Class W or Class I shares redeemed within 365 days of the date of purchase will be subject to a short-term trading discount equal to 2% of the gross proceeds otherwise payable with respect to the redemption, which will inure indirectly to the benefit of our remaining stockholders. As a result of this and the fact that our NAV will fluctuate, you may receive less than the price you paid for your shares upon redemption or repurchase by us.

Our ability to redeem or repurchase your shares is limited, and our board of directors may modify, suspend or terminate our share redemption programs at any time.

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

Our current Class E share redemption program is even more limited. On an ongoing basis, it is only available for redemptions in connection with the death or disability of a stockholder. With respect to all other Class E stockholders, our board of directors evaluates each quarter whether to make liquidity available through our Class E share redemption program or through a tender offer process. Although no assurances can be made, our board of directors currently intends to make liquidity available to Class E stockholders each quarter (other than liquidity made available in the event of the death or disability of a stockholder through the Class E share redemption program) in an amount that is the greater of (A) (i) funds received from the sale of Class E shares under our distribution reinvestment plan during such calendar quarter, plus (ii) 50% of the difference between (a) the proceeds (net of sales commissions) received by us from the sale of Class A, Class W and Class I shares in any public primary offering and under our distribution reinvestment plan during the most recently completed calendar quarter, and (b) the dollar amount used to redeem Class A, Class W and Class I shares during the most recently completed calendar quarter pursuant to the Class A, Class W and Class I share redemption program, less (iii) funds used for redemptions of Class E shares in the most recently completed quarter due to qualifying death or disability requests of a stockholder during such calendar quarter and (B) the amount that would result in repurchases or redemptions, during any consecutive twelve month period, at least equal to five percent of the number of Class E shares outstanding at the beginning of such twelve-month period (the “Class E Liquidity Amount”), regardless of whether such liquidity will be made available through the Class E share redemption program or a tender offer, and excluding liquidity made available in the event of the death or disability of a stockholder through the Class E share redemption program. Our board of directors may at any time decide to reduce or eliminate the Class E Liquidity Amount.

The vast majority of our assets will consist of properties which cannot generally be readily liquidated on short notice without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy redemption requests. Our board of directors may modify, suspend or terminate our share redemption programs and also may elect not to make liquidity available to Class E stockholders through a tender offer process. As a result, your ability to have your shares redeemed or purchased by us may be limited, and our shares should be considered as having only limited liquidity and at times may be illiquid. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Share Redemption Program and Other Redemptions” of this Annual Report on Form 10-K.

Our capacity under our share redemption programs to redeem shares may be further limited if we experience a concentration of investors.

The current limitations of our share redemption programs are based, in part, on the number of outstanding shares. Thus, the ability of a single investor, or of a group of investors acting similarly, to redeem all of their shares may be limited if they own a large percentage of our shares. Similarly, if a single investor, or a group of investors acting in concert or independently, owns a large percentage of our shares, a significant redemption request by such investor or investors could significantly further limit our ability to satisfy redemption requests of other investors of such classes. Such concentrations could arise in a variety of circumstances, especially with respect to the Class A, Class W and Class I share redemption program while we have relatively few outstanding Class A, Class W and Class I shares. For example, we could sell a large number of our shares to one or more institutional investors, either in a public offering or in a private placement. In addition, we may issue a significant number of our shares in connection with an acquisition of another company or a portfolio of properties to a single investor or a group of investors that may request redemption at similar times following the acquisition. As of December 31, 2015, based on the NAV per share of $7.47 on that date, we had outstanding approximately $1.0 billion in Class E shares, $12.7 million in Class A shares, $13.5 million in Class W shares, and $170.9 million in Class I shares.

A portion of the proceeds raised in the Class A, Class W and Class I offering are expected to be used to redeem Class E shares, and such portion of the proceeds may be substantial.

We currently expect to use a portion of the proceeds from the Class A, Class W and Class I offering to enhance liquidity for our Class E stockholders through self-tender offers and our Class E share redemption program. On an ongoing basis, our current Class E share redemption program is only available for redemptions in the event of the death or disability of a stockholder. Unless approved by our board of directors, we will not make, during any consecutive twelve-month period, redemptions in the event of the death or disability of a stockholder that exceed five percent of the number of Class E shares of common stock outstanding at the beginning of such twelve-month period. However, with respect to all other Class E stockholders, our board of directors evaluates each quarter whether to make liquidity available through the Class E share redemption program or through a tender offer process. Our board of directors currently intends to make liquidity available to Class E stockholders each quarter (other than liquidity made available in the event of the death or disability of a stockholder through the Class E share redemption program) in the Class E Liquidity Amount, regardless of whether such liquidity will be made available through the Class E share redemption program or a tender offer, and excluding liquidity made available in the event of the death or disability of a stockholder through the Class E share redemption program. However, our board of directors may from time to time authorize funds for redemptions of Class E shares in greater or lower amounts. Our board of directors may at any time decide to reduce or eliminate the Class E Liquidity Amount.

There is significant pent up demand from Class E holders to have their shares purchased pursuant to a tender offer or to have their shares redeemed under our Class E share redemption program, and we plan to use a portion of the proceeds from the Class A, Class W and Class I offering to purchase or redeem Class E shares. As a result, we may have fewer offering proceeds available to retire debt or acquire additional properties, which may result in reduced liquidity and profitability or restrict our ability to grow our NAV.

For example, on July 7, 2015, we commenced a modified “Dutch Auction” tender offer to purchase for cash up to $115.0 million of Class E shares. In accordance with rules promulgated by the Commission, we had the option to increase the number of shares accepted for payment by up to 2% of the outstanding Class E shares without amending the tender offer. We ultimately accepted for purchase approximately 17.2 million Class E shares of common stock, at a purchase price of $7.25 per share for an aggregate cost of approximately $124.4 million. The tender offer terminated on August 5, 2015. On November 12, 2015, we commenced another self-tender offer to purchase for cash up to $20 million of Class E shares. We ultimately purchased approximately 13.0% of Class E shares requested to be purchased for an aggregate cost of approximately $20.0 million of Class E shares at $7.39 per share pursuant to the tender offer, which terminated on December 23, 2015. For the years ended December 31, 2015 and 2014, we redeemed 15.9% and 15.4%, respectively, of Class E shares requested to be redeemed on average pursuant to our Class E share redemption program.

With respect to liquidity for our Class E stockholders, our long-term goal is to raise sufficient proceeds in the Class A, Class W and Class I offering so as to be able to accommodate those holders of Class E shares who would like to have their shares purchased pursuant to a tender offer or to have their shares redeemed under our Class E share redemption program. However, if we are not successful over time in generating liquidity to holders of our Class E shares through our self-tender offers and the Class E share redemption program, we may explore additional liquidity strategies for our Class E stockholders. There can be no assurances that we will be successful in achieving liquidity strategies for our Class E stockholders within any certain time frame or at all. In any event, our board of directors will seek to act in the best interest of the Company as a whole, taking into consideration all classes of stockholders.

You will not have the opportunity to evaluate future investments we will make with the proceeds raised in our Class A, Class W and Class I offering prior to purchasing shares of our common stock.

We have not identified future investments that we will make with the proceeds of our Class A, Class W and Class I offering. As a result, you will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our future investments prior to purchasing shares of our common stock. You must rely on our Advisor and our board of directors to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. Because you cannot evaluate all of the investments we will make in advance of purchasing shares of our common stock, this additional risk may hinder your ability to achieve your own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

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

Furthermore, the estimated use of proceeds figures presented in such registration statements and the related offering prospectuses are estimates based on a maximum raise that are derived at the beginning of each offering and are not updated throughout the offering. The actual percentage of net proceeds available to us will depend on a number of factors, including the amount of capital we raise, the actual offering costs and the portion of capital raised with respect to which we pay a primary dealer fee. For example, if we raise less than the maximum amount offered pursuant to a registration statement, we would expect the percentage of net offering proceeds available to us to be less than the estimated use of proceeds figures presented in the registration statement and related offering prospectus because many offering costs are fixed and do not depend on the amount of capital raised in the offering. In our prior offering of Class A, W and I shares that terminated on September 15, 2015, before class-specific expenses, we raised total gross proceeds of approximately $183.0 million, of which approximately 89% in net proceeds was available to us for investment, redemptions, tender offers, and other corporate purposes.

Even if we are able to raise substantial funds in our Class A, Class W and Class I offering, investors in our common stock are subject to the risk that our offering, business and operating plans may change.

Although we intend to operate as a perpetual-life REIT with an ongoing offering and share redemption programs (or self-tender offers), this is not a requirement of our charter. Even if we are able to raise substantial funds in the Class A, Class W and Class I offering, if circumstances change such that our board of directors believes it is in the best interest of our stockholders to terminate our Class A, Class W and Class I offering or to terminate our share redemption programs (or stop conducting self-tender offers), we may do so without stockholder approval. Our board of directors may also change our investment objectives, borrowing policies, or other corporate policies without stockholder approval. In addition, we may change the way our fees and expenses are incurred and allocated to different classes of stockholders if the tax rules applicable to REITs change such that we could do so without adverse tax consequences. Our board of directors may decide that certain significant transactions that require stockholder approval such as dissolution, merger into another entity, consolidation or the sale or other disposition of all or substantially all of our assets, are in the best interests of our stockholders. Holders of all classes of our common stock have equal voting rights with respect to such matters and will vote as a single group rather than on a class-by-class basis. Accordingly, investors in our common stock are subject to the risk that our offering, business and operating plans may change.

Valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are estimates of value and may not necessarily correspond to realizable value.

The valuation methodologies used to value our properties and certain real estate-related assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. In addition, we generally do not undertake to mark-to-market our debt investments or real estate-related liabilities, but rather these assets and liabilities are usually included in our determination of NAV at an amount determined in accordance with GAAP. As a result, valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of the Independent Valuation Firm and other parties involved in the valuation of our assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities can only be determined by negotiation between a willing buyer and seller. Valuations used for determining our NAV also are generally made without consideration of the expenses that would be incurred in connection with disposing of assets and liabilities. Therefore, the valuations of our properties, our investments in real estate-related assets and our liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. Our NAV does not currently represent enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. There will be no retroactive adjustment in the valuation of such assets or liabilities, the price of our shares of common stock, the price we paid to redeem shares of our common stock or NAV-based fees we paid to our Advisor and our Dealer Manager to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price you will pay for shares of our common stock in our offerings, and the price at which your shares may be redeemed or repurchased by us pursuant to our share redemption programs or self-tender offers, are based on our estimated NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.

In order to disclose a daily NAV, we are reliant on the parties that we engage for that purpose, in particular the Independent Valuation Firm and the appraisers that we hire to value and appraise our real estate portfolio.

In order to disclose a daily NAV, our board of directors, including a majority of our independent directors, has adopted valuation procedures and caused us to engage independent third parties such as the Independent Valuation Firm, to value our real estate portfolio on a daily basis, and independent appraisal firms, to provide periodic appraisals with respect to our properties. We have also engaged a firm to act as the NAV Accountant and may engage other independent third parties or our Advisor to value other assets or liabilities. Although our board of directors, with the assistance of our Advisor, oversees all of these parties and the reasonableness of their work product, we will not independently verify our NAV or the components thereof, such as the appraised values of our properties. Our management’s assessment of the market values of our properties may also differ from the appraised values of our properties as determined by the Independent Valuation Firm. If the parties engaged by us to determine our daily NAV are unable or unwilling to perform their obligations to us, our NAV could be inaccurate or unavailable, and we could decide to suspend our offerings and our share redemption programs.

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

There are no existing rules or regulatory bodies that specifically govern the manner in which we calculate our NAV. As a result, it is important that you pay particular attention to the specific methodologies and assumptions we use to calculate our NAV. Other public REITs may use different methodologies or assumptions to determine their NAV. In addition, each year our board of directors, including a majority of our independent directors, will review the appropriateness of our valuation procedures and may, at any time, adopt changes to the valuation procedures. For example, we generally do not undertake to mark-to-market our debt investments or real estate-related liabilities, but rather these assets and liabilities are usually included in our determination of NAV at an amount determined in accordance with GAAP. As a result, the realizable value of specific debt investments and real property assets encumbered by debt that are used in the calculation of our NAV may be higher or lower than the value that would be derived if such debt investments or property-related liabilities were marked to market. In some cases such difference may be significant. We also do not currently include any enterprise value or real estate acquisition costs in our assets calculated for purposes of our NAV. If we acquire real property assets as a portfolio, we may pay a premium over the amount that we would pay for the assets individually. Our board of directors may change these or other aspects of our valuation procedures, which changes may have an adverse effect on our NAV and the price at which you may sell shares to us under our share redemption programs (or self-tender offers). See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Net Asset Value Calculation” and our valuation procedures attached as Exhibit 99.1 to this Annual Report on Form 10-K for more details regarding our valuation methodologies, assumptions and procedures.

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

We generally do not undertake to mark-to-market our debt investments or real estate-related liabilities, but rather these assets and liabilities are usually included in our determination of NAV at an amount determined in accordance with GAAP. As a result, the realizable value of specific debt investments and real property assets that are encumbered by debt used in the calculation of our NAV may be higher or lower than the value that would be derived if such debt investments or liabilities were marked to market. In some cases such difference may be significant. For example, in Note 8 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for the year ended December 31, 2015, we disclosed that the estimated fair value of our debt liabilities, net of the fair value of our debt investments, was $3.6 million lower than the GAAP carrying balance, meaning that if we used the fair value of our debt rather than the carrying balance, our NAV would have been higher by approximately $3.6 million as of December 31, 2015. We record all derivative instruments at fair value, which we do not expect to be significantly different from the realizable value of our derivative instruments used in the calculation of our NAV.

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

In connection with the Class A, Class W and Class I offering, we incur fees and expenses. Excluding selling commissions (which are effectively paid by purchasers of Class A shares in the primary offering at the time of purchase, because the purchase price of such shares is equal to the NAV per Class A share plus the selling commission, and therefore have no effect on our NAV), we expect to incur up to $5 million in primary dealer fees and approximately $12.8 million in organization and offering expenses, which will decrease the amount of cash we have available for operations and new investments. In addition, because the prices of shares sold in the Class A, Class W and Class I offering are based on our NAV, the offering may be dilutive if our NAV procedures do not fully capture the value of our shares and/or we do not utilize the proceeds accretively.

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

Because our Advisor and our Dealer Manager are related, investors do not have the benefit of an independent due diligence review and investigation in connection with the Class A, Class W and Class I offering of the type normally performed by an unrelated, independent underwriter in connection with a securities offering. In addition, DLA Piper LLP (US) has acted as counsel to us, our Advisor and our Dealer Manager in connection with the Class A, Class W and Class I offering and, therefore, investors do not have the benefit of a due diligence review that might otherwise be performed by independent counsel. Under applicable legal ethics rules, DLA Piper LLP (US) may be precluded from representing us due to a conflict of interest between us and our Dealer Manager. If any situation arises in which our interests are in conflict with those of our Dealer Manager or its related parties, we would be required to retain additional counsel and may incur additional fees and expenses. The lack of an independent due diligence review and investigation increases the risk of your investment.

Our investors may be at a greater risk of loss than our Advisor and members of our management team.

We have taken certain actions to increase the stock ownership in our Company by our management team, our Advisor and our directors over the past couple of years, including the implementation of certain stock-based awards. As of February 24, 2016, our Advisor and members of our management team own approximately $8.6 million of stock or in stock-based awards (excluding certain options granted to our independent directors but including unvested shares). While we have improved and expect to continue to grow stock ownership by management, our Advisor and our directors, the current level of ownership may be less than the management teams of other public real estate companies and as result, our investors may be at a greater risk of loss than our Advisor and other members of our management, especially as compared to these other companies in which stock ownership by management and directors may be significantly greater.

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

Although our distributions during 2015, 2014 and 2013 were fully funded from our operations, in the future we may fund distributions from other sources. Our long-term strategy is to fund the payment of quarterly distributions to our stockholders entirely from our operations. However, if we are unsuccessful in investing the capital we raise in our Class A, Class W and Class I offering or which is generated from the sale of existing assets on an effective and efficient basis that is accretive to our distribution level, we may be required to fund our quarterly distributions to our stockholders from a combination of our operations and financing activities, which include net proceeds of our Class A, Class W and Class I offering and borrowings (including borrowings secured by our assets), or to reduce the level of our quarterly distributions. Using certain of these sources may result in a liability to us, which would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for new investments, repayment of debt, share redemptions or repurchases and other corporate purposes, and potentially reduce your overall return and adversely impact and dilute the value of your investment in shares of our common stock. We may pay distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds. Our ability to pay distributions at the current level also likely will be impacted by the expiration of certain large leases in our portfolio, and, as a result, we may be required to reduce the level of our quarterly distributions. To the extent that we sell higher yielding assets in exchange for assets that may initially produce less income in exchange for the potential ability for longer term appreciation, this may also put pressure on our ability to sustain our current distribution level. If our quarterly distributions exceed cash flow generated from our operations, it may cause a decrease in our NAV if not offset by other effects.

If we raise substantial offering proceeds in a short period of time, we may not be able to invest all of the net offering proceeds promptly, which may cause our distributions and the long-term returns to our investors to be lower than they otherwise would.

We could suffer from delays in locating suitable investments. The more money we raise in our Class A, Class W and Class I offering, the more difficult it will be to invest the net offering proceeds promptly. Therefore, the large size of our Class A, Class W and Class I offering increases the risk of delays in investing our net offering proceeds. Our reliance on our Advisor to locate suitable investments for us at times when the management of our Advisor is simultaneously seeking to locate suitable investments for other entities sponsored or advised by affiliates of the Sponsor could also delay the investment of the proceeds of our Class A, Class W and Class I offering. Delays we encounter in the selection, acquisition and development of income-producing properties would likely negatively affect our NAV, limit our ability to pay distributions to you and reduce your overall returns.

We are required to pay substantial compensation to our Advisor and its affiliates, which may be increased or decreased during our Class A, Class W and Class I offering or future offerings by a majority of our board of directors, including a majority of the independent directors.

Pursuant to our agreements with our Advisor and its affiliates, we are obligated to pay substantial compensation to our Advisor and its affiliates. Subject to limitations in our charter, the fees, compensation, income, expense reimbursements, interests and other payments that we are required to pay to our Advisor and its affiliates may increase or decrease during our Class A, Class W and Class I offering or future offerings if such change is approved by a majority of our board of directors, including a majority of the independent directors. These payments to our Advisor and its affiliates will decrease the amount of cash we have available for operations and new investments and could negatively impact our NAV, our ability to pay distributions and your overall return.

The performance component of the advisory fee is calculated on the basis of the overall non-compounded investment return provided to holders of Fund Interests over a calendar year, so it may not be consistent with the return on your shares.

The performance component of the advisory fee is calculated on the basis of the overall non-compounded investment return provided to holders of Fund Interests (i.e., our Class E shares, Class A shares, Class W shares and Class I shares, along with the OP Units held by third parties) over a calendar year such that our Advisor will receive 25% of the overall return in excess of 6%; provided that in no event will the performance component exceed 10% of the overall return for such year. The overall non-compounded investment return provided to holders of Fund Interests over any applicable period is a dollar amount defined as the product of (i) the amount, if any, by which (A) the sum of (1) the weighted-average distributions per Fund Interest over the applicable period, and (2) the ending weighted-average NAV per Fund Interest, exceeds (B) the beginning weighted-average NAV per Fund Interest and (ii) the weighted-average number of Fund Interests outstanding during the applicable period. The weighted-average NAV per Fund Interest calculated on the last trading day of a calendar year shall be the amount against which changes in weighted-average NAV per Fund Interest are measured during the subsequent calendar year. However, the performance component will not be earned on any increase in the weighted-average NAV per Fund Interest except to the extent that it exceeds the historically highest year-end weighted-average NAV per Fund Interest since the commencement of our daily NAV calculations ($7.47 as of December 31, 2015). The foregoing NAV thresholds are subject to adjustment by our board of directors. Therefore, payment of the performance component of the advisory fee (1) is contingent upon the overall return to the holders of Fund Interests exceeding the 6% return, (2) will vary in amount based on our actual performance, (3) cannot cause the overall return to the holders of Fund Interests for the year to be reduced below 6%, and (4) is payable to our Advisor if the overall return to the holders of Fund Interests exceeds the 6% return in a particular calendar year, even if the overall return to the holders of Fund Interests on a cumulative basis over any longer or shorter period has been less than 6% per annum. Additionally, our Advisor will provide us with a waiver of a portion of its fees generally equal to the amount of the performance component that would have been payable with respect to the Class E shares and the Class E OP Units held by third parties until the NAV of such shares or units exceeds $10.00 per share or unit, the benefit of which will be shared among all holders of Fund Interests.

As a result, the performance component is not directly tied to the performance of the shares you purchase, the class of shares you purchase, or the time period during which you own your shares. The performance component may be payable to our Advisor even if the NAV of your shares at the end of the calendar year is below your purchase price, and the thresholds at which increases in NAV count towards the overall return to the holders of Fund Interests are not based on your purchase price. Because of the class-specific expenses consisting of the dealer manager fee and the distribution fee, which differ among classes, we do not expect the overall return of each class of Fund Interests to ever be the same. However, if and when the performance fee is payable, the expense will be allocated among all holders of Fund Interests ratably according to the NAV of their units or shares, regardless of the different returns achieved by different classes of Fund Interests during the year. Further, stockholders who redeem their shares during a given year may redeem their shares at a lower NAV per share as a result of an accrual for the estimated performance component of the advisory fee, even if no performance component is ultimately payable to our Advisor at the end of such calendar year. In addition, if the weighted-average NAV per Fund Interest remains above certain threshold levels, our Advisor’s ability to earn the performance fee in any year will not be affected by poor performance in prior years, and our Advisor will not be obligated to return any portion of advisory fees paid based on our subsequent performance.

Payment of fees and expenses to our Advisor, the property manager and our Dealer Manager reduces the cash available for distribution and increases the risk that you will not be able to recover the amount of your investment in our shares.

The Advisor, the property manager (which is an affiliate of our Advisor) and our Dealer Manager perform services for us, including, among other things, the selection and acquisition of our investments, the management of our assets, the disposition of our assets, the financing of our assets and certain administrative services. We pay our Advisor, the property manager and our Dealer Manager fees and expense reimbursements for these services, which will reduce the amount of cash available for further investments or distribution to our stockholders.

We are dependent upon our Advisor and its affiliates to conduct our operations and our Class A, Class W and Class I offering; thus, adverse changes in their financial health or our relationship with them could cause our operations to suffer.

We are dependent upon our Advisor and its affiliates to conduct our operations and our Class A, Class W and Class I offering. Thus, adverse changes to our relationship with, or the financial health of, our Advisor and its affiliates, including changes arising from litigation, could hinder their ability to successfully manage our operations and our portfolio of investments.

If we internalize our management functions, the percentage of our outstanding common stock owned by our other stockholders could be reduced, we could incur other significant costs associated with being self-managed, and any internalization could have other adverse effects on our business and financial condition.

At some point in the future, we may consider internalizing the functions performed for us by our Advisor, although we do not currently intend to do so. The method by which we could internalize these functions could take many forms. We may hire our own group of executives and other employees or we may acquire our Advisor or its respective assets, including its existing workforce. Any internalization transaction could result in significant payments to the owners of our Advisor, including in the form of our stock which could reduce the percentage ownership of our then existing stockholders and concentrate ownership in the owner of our Advisor. In addition, there is no assurance that internalizing our management functions will be beneficial to us and our stockholders. For example, we may not realize the perceived benefits because of the costs of being self-managed or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by our Advisor or its affiliates. Internalization transactions have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce our NAV and the amount of funds available for us to invest in real estate assets or to pay distributions.

If we were to internalize our management or if another investment program, whether sponsored or advised by affiliates of our Sponsor or otherwise, hires the employees of our Advisor or its affiliates in connection with its own internalization transaction or otherwise, our ability to conduct our business may be adversely affected.

We rely on persons employed by our Advisor or its affiliates to manage our day-to-day operating and acquisition activities. If we were to effectuate an internalization of our Advisor, we may not be able to retain all of the employees of our Advisor or its affiliates or to maintain relationships with other entities sponsored or advised by affiliates of our Sponsor. In addition, some of the employees of our Advisor or its affiliates may provide services to one or more other investment programs. These programs or third parties may decide to retain some or all of the key employees in the future. If this occurs, these programs could hire certain of the persons currently employed by our Advisor or its affiliates who are most familiar with our business and operations, thereby potentially adversely impacting our business.

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

The dealer manager fee and distribution fee are allocated on a class-specific basis, which means that the expenses are borne by all holders of the applicable class. For example, an investor who acquired Class A shares in a private offering will be allocated a proportional share of the dealer manager fee and distribution fee we pay with respect to Class A shares sold in our ongoing public offering of Class A, Class W and Class I shares. Such Class A expenses are allocated among all Class A shares ratably, regardless of how each Class A stockholder acquired his or her shares. As a result, purchasers of Class A, Class W or Class I shares in our ongoing public offering will be impacted by class-specific expenses that we pay with respect to any of our outstanding Class A, Class W and Class I shares, respectively, regardless of how or when those shares were issued. Specifically, we intend to operate as a perpetual-life REIT, which means that we intend to offer Class A, Class W and Class I shares continuously. In order to do so, from time to time we will be required to file a new registration statement to register additional Class A, Class W and Class I shares of common stock with the Commission. The dealer manager fee and distribution fee that are payable to our Dealer Manager on an ongoing basis with respect to any offering (i.e., pursuant to our current registration statement for such offering) will cease when total underwriting compensation in such offering equals the FINRA limitation of 10% of the gross proceeds from the primary portion of such offering. However, the dealer manager fee and distribution fee will be payable with respect to other public offerings, and investors in our Class A, Class W and Class I offering will be allocated a proportional share of such class-specific expenses. Accordingly, with respect to the shares that you own, you should expect to be allocated the maximum dealer manager fee and distribution fee for as long as you own your shares.

We are exposed to risks arising from a small number of tenants comprising a significant portion of our income.

As of December 31, 2015, a significant portion of our annualized base rent comes from three tenants. As a result, we are particularly exposed to their ability and willingness to perform according to the contractual terms of their existing leases and to renew when the leases expire. When the leases expire, we may be forced to lower the rental rates or offer other concessions in order to retain the tenants. Any reduction in the rental rates or other lease terms may have a meaningful impact to our operating results. Further, if our significant tenants choose not to renew at all, we will likely suffer from periods of receiving no rent while we seek replacement tenants, and incur costs related to finding replacement tenants. Our two most significant leases, together comprising approximately 23.1% of our annualized base rent as of December 31, 2015, will expire between December 2016 and September 2017. One of these leases includes ten subleases comprising approximately 4.2% of our annualized base rent as of December 31, 2015, which are scheduled to expire between January 2020 and December 2023. Based on market information as of December 31, 2015, we have obtained third-party estimates that current market rental rates, on a weighted-average basis utilizing annualized base rent as of December 31, 2015, are approximately 14% lower than the in-place rents. Accordingly, if market rents do not increase significantly, replicating the cash flows from these leases would be very difficult. Our third most significant lease, comprising approximately 8.7% of our annualized base rent as of December 31, 2015, was subject to a purchase option. The tenant of this lease exercised the purchase option during January 2016 to acquire the office property on February 18, 2016. As a result, we no longer have this lease subsequent to February 18, 2016. For a more detailed discussion of the purchase option and the disposition of the office property, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events” of this Annual Report on Form 10-K. These factors could adversely affect our results of operations, financial condition, NAV and ability to pay distributions to our stockholders.

We are active portfolio managers and will incur transaction and transition costs each time that we acquire or dispose of an asset.

We believe that the real estate market is cyclical, with different demand for property types at different times. Although we do not invest for the short term, we are active portfolio managers and we will seek to take advantage of opportunities to acquire or dispose of assets presented to us by the real estate markets. Each time that we acquire or dispose of an asset, we incur associated transaction costs which may include, but are not limited to, broker fees, attorney fees, regulatory filings, taxes and disposition fees paid to our Advisor. In addition, each time that we sell an income-generating asset, our operating results will be negatively impacted unless and until we are able to reinvest the proceeds in an investment with an equal or greater yield, which we may be unable to do. Accordingly, in order for us to provide positive returns to our stockholders from active portfolio management, the benefits of active management must outweigh the associated transaction and transition costs. We may be unable to achieve this. These factors could adversely affect our results of operations, financial condition, NAV and ability to pay distributions to our stockholders.

The U.S. Department of Labor (“DOL”) has proposed to amend the definition of “fiduciary” under ERISA and the Code, which could affect the marketing of investments in our shares.

The DOL has proposed to amend the definition of “fiduciary” under ERISA and the Code. The proposed amendment would broaden the definition of “fiduciary” and make a number of changes to the prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Code (including IRAs). The DOL has said that the proposed changes will become effective eight months after the regulation is finalized and will be prospective only. If and when the proposed changes are finalized, they could have a significant effect on the marketing of investments in our shares to such plans or accounts.

RISKS RELATED TO CONFLICTS OF INTEREST

Our Advisor faces a conflict of interest because the fees it receives for services performed are based on our NAV, the procedures for which our Advisor will assist our board of directors in developing, overseeing, implementing and coordinating.

The Advisor assists our board of directors in developing, overseeing, implementing and coordinating our NAV procedures. It assists our Independent Valuation Firm in valuing our real property portfolio by providing the firm with property-level information, including (i) historical and projected operating revenues and expenses of the property; (ii) lease agreements on the property; and (iii) the revenues and expenses of the property. Our Independent Valuation Firm assumes and relies upon the accuracy and completeness of all such information, does not undertake any duty or responsibility to verify independently any of such information and relies upon us and our Advisor to advise if any material information previously provided becomes inaccurate or was required to be updated during the period of its review. In addition, our Advisor may have some discretion with respect to valuations of certain assets and liabilities, which could affect our NAV. Because our Advisor is paid fees for its services based on our NAV, our Advisor could be motivated to influence our NAV and NAV procedures such that they result in an NAV exceeding realizable value, due to the impact of higher valuations on the compensation to be received by our Advisor. Our Advisor may also benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a possible reduction in our NAV that could result from a distribution of the proceeds. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock on a given date may not accurately reflect the value of our portfolio, and your shares may be worth less than the purchase price.

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

All of our Advisor’s management personnel, other employees, affiliates and related parties may also provide services to other entities sponsored or advised by affiliates of our Sponsor, including, but not limited to, Industrial Property REIT Inc. (“IPT”) and Logistics Property Trust Inc. (“LPT”). We are not able to estimate the amount of time that such management personnel and product specialists will devote to our business. As a result, certain of our Advisor’s management personnel and product specialists may have conflicts of interest in allocating their time between our business and their other activities which may include advising and managing various other real estate programs and ventures, which may be numerous and may change as programs are closed or new programs are formed. During times of significant activity in other programs and ventures, the time they devote to our business may decline and be less than we would require. There can be no assurance that our Advisor’s affiliates will devote adequate time to our business activities or that our Advisor will be able to hire adequate additional employees to perform the tasks currently being performed by our Advisor’s affiliates should the amount of time devoted to our business activities by such affiliates prove to be insufficient.

Our Advisor and its affiliates, including our officers and two of our directors, face conflicts of interest caused by compensation arrangements with us and other entities sponsored or advised by affiliates of our Sponsor, which could result in actions that are not in our stockholders’ best interests.

Some of our executive officers, two of our directors and other key personnel are also officers, directors, managers, key personnel and/or holders of an ownership interest in our Advisor, our Dealer Manager, our property manager and/or other entities related to our Sponsor. Our Advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence their advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the Advisory Agreement, the property management agreement and the agreement with our Dealer Manager;

•	recommendations to our board of directors with respect to developing, overseeing, implementing and coordinating our NAV procedures, or the decision to adjust the value of certain of our assets or liabilities if our Advisor is responsible for valuing them;
•	public offerings of equity by us, which may result in increased advisory fees for our Advisor;
•	competition for tenants from entities sponsored or advised by affiliates of our Sponsor that own properties in the same geographic area as us;
•	asset sales, which may allow our Advisor to earn disposition fees and commissions; and
•	investments in assets subject to product specialist agreements with affiliates of our Advisor.

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

When we invest in assets through joint ventures or other co-ownership arrangements, our Advisor may, directly or indirectly (including, without limitation, through us or our subsidiaries), receive fees from our joint venture partners and co-owners of our properties for the services our Advisor provides to them with respect to their proportionate interests. Fees received from joint venture entities or partners and paid, directly or indirectly (including without limitation, through us or our subsidiaries), to our Advisor may be more or less than similar fees that we pay to our Advisor pursuant to the Advisory Agreement. Because our Advisor may receive fees from our joint venture partners and co-owners in connection with our joint venture or other co-ownership arrangements, our Advisor may be incentivized to recommend a higher level of investment through joint ventures than may otherwise be in the best interests of our stockholders.

The time and resources that entities sponsored or advised by affiliates of our Sponsor devote to us may be diverted and we may face additional competition due to the fact that these entities are not prohibited from raising money for another entity that makes the same types of investments that we target.

Entities sponsored or advised by affiliates of our Sponsor are not prohibited from raising money for another investment entity that makes the same types of investments as those we target. As a result, the time and resources they could devote to us may be diverted. For example, our Dealer Manager is currently involved in other public offerings for other entities sponsored or advised by affiliates of our Sponsor, including IPT and LPT. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may also co-invest with any such investment entity. Even though all such co-investments will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with an unrelated third party.

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

We may compete with other entities or programs sponsored or advised by affiliates of our Sponsor, including IPT and LPT, for opportunities to acquire or sell investments, which may have an adverse impact on our operations.

We may compete with other entities or programs sponsored or advised by affiliates of our Sponsor, whether existing or created in the future, including IPT and LPT, for opportunities to acquire, finance or sell certain types of real properties. We may also buy, finance or sell real properties at the same time that other entities or programs sponsored or advised by affiliates of our Sponsor, including IPT and LPT, are buying, financing or selling properties. In this regard, there is a risk that our Advisor will advise us to purchase a real property that provides lower returns to us than a real property purchased by an entity or program sponsored or advised by an affiliate of our Sponsor, including IPT and LPT. Certain programs sponsored or advised by affiliates of our Sponsor own and/or manage real properties in geographic areas in which we expect to own real properties. Therefore, our real properties may compete for tenants with other real properties owned and/or managed by other programs sponsored or advised by affiliates of our Sponsor, including IPT and LPT. Our Advisor may face conflicts of interest when evaluating tenant leasing opportunities for our real properties and other real properties owned and/or managed by programs sponsored or advised by affiliates of our Sponsor, including IPT and LPT, and these conflicts of interest may have an adverse impact on our ability to attract and retain tenants.

Programs sponsored or advised by affiliates of our Sponsor may be given priority over us with respect to the acquisition of certain types of investments. As a result of our potential competition with these programs, certain investment opportunities that would otherwise be available to us may not in fact be available. For example, in recognition of the fact that we also desire to acquire industrial properties and have a separate day-to-day acquisition team, the Sponsor and our Advisor have agreed, subject to changes approved or required by our conflicts resolution committee, that (1) if an industrial property opportunity is a widely-marketed, brokered transaction, we, on the one hand, and LPT and/or IPT, on the other hand, may simultaneously and independently pursue such transaction, and (2) if an industrial property is not a widely-marketed, brokered transaction, then, as between us, on the one hand, and LPT and/or IPT, on the other hand, the management team and employees of each company generally are free to pursue any industrial opportunity at any time, subject to certain allocations if non-widely-marketed transactions are first sourced by certain shared employees, managers or directors. One of our independent directors, Mr. Charles Duke, is also an independent director for IPT and LPT. If there are any transactions or policies affecting us and IPT or us and LPT, Mr. Duke will recuse himself from making any such decisions for as long as he holds both positions.

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

We do not intend to pursue a “Liquidity Event” with respect to our Class A, Class W and Class I shares within any period of time. A “Liquidity Event” includes, but is not limited to, (a) a listing of our common stock on a national securities exchange (or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock); (b) our sale, merger or other transaction in which our stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; or (c) the sale of all or substantially all of our assets where our stockholders either receive, or have the option to receive, cash or other consideration. Although we will not be precluded from pursuing a Liquidity Event (or series thereof) if our board of directors determines that is in the best interest of our stockholders, we intend to operate as a perpetual-life REIT. With respect to our Class E stockholders, our long-term goal is to raise sufficient proceeds in our ongoing primary offering so as to be able to accommodate those holders of Class E shares who would like us to purchase or redeem their shares.

Our board of directors currently intends to make liquidity available to Class E stockholders each quarter (other than liquidity made available in the event of the death or disability of a stockholder through the Class E share redemption program) in the Class E Liquidity Amount, regardless of whether such liquidity will be made available through the Class E share redemption program or a tender offer, and excluding liquidity made available in the event of the death or disability of a stockholder through the Class E share redemption program. Our current Class E share redemption program is only available in the event of the death or disability of a stockholder and requests for redemption under the Class E share redemption program may only be made during a limited window each quarter. The board of directors will evaluate each quarter whether to make liquidity available to Class E stockholders through the Class E share redemption program or through a tender offer process. However, if we are not successful over time in generating liquidity to holders of our Class E shares through our self-tender offers and the Class E share redemption program, we may explore additional liquidity strategies for our Class E stockholders. There can be no assurances that we will seek or be successful in achieving liquidity strategies for our Class E stockholders within any certain time frame or at all. In any event, our board of directors will seek to act in the best interest of the Company as a whole, taking into consideration all classes of stockholders.

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

In addition, we believe the risks associated with our business are more severe during periods of economic slowdown or recession if these periods are accompanied by deteriorating fundamentals and declining values in the real estate industry. Because all of our debt related investments outstanding as of December 31, 2015 and debt related investments we may make in the future might consist of mortgages secured by real property, these same conditions could also adversely affect the underlying borrowers and collateral of assets that we own. Declining real estate values and deteriorating real estate fundamentals would also likely reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Furthermore, borrowers may not be able to pay principal and interest on such loans. Declining real estate values would also significantly increase the likelihood that we would incur losses on our debt investments in the event of a default because the value of our collateral may be insufficient to cover some or all of our basis in the investment.

We have recorded impairments of four real properties, significant other-than-temporary impairment charges related to our real estate-related securities holdings, and provisions for losses on our debt related investments, as a result of such conditions that occurred recently. Please refer to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for additional information. To the extent that there is a general economic slowdown or real estate fundamentals deteriorate, it may have a significant and adverse impact on our revenues, results from operations, financial condition, liquidity, overall business prospects and ultimately our ability to make distributions to our stockholders.

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

Future economic events affecting the U.S. economy generally, or the real estate sector specifically, could cause our stockholders to seek to sell their shares to us pursuant to our share redemption programs or self-tender offers. Generally, our Class A, Class W and Class I share redemption program imposes a quarterly cap on the aggregate net redemptions of our Class A, Class W and Class I share classes equal to the amount of shares of such classes with a value (based on the redemption price per share on the day the redemption is effected) of up to 5% of the aggregate NAV of the outstanding shares of such classes as of the last day of the previous calendar quarter. Our current Class E share redemption program is even more limited. On an ongoing basis, it is only available for redemptions in connection with the death or disability of a stockholder. With respect to all other Class E stockholders, although no assurances can be made, our board of directors currently intends to make liquidity available to Class E stockholders each quarter (other than liquidity made available in the event of the death or disability of a stockholder through the Class E share redemption program) in the Class E Liquidity Amount. Even if we are able to satisfy all resulting redemption or repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell valuable assets to satisfy redemption or repurchase requests, our ability to achieve our investment objectives, including, without limitation, diversification of our portfolio by property type and location, moderate financial leverage, conservative operating risk and an attractive level of current income, could be materially adversely affected.

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

Our ability to make distributions and achieve our investment objectives is dependent upon the performance of our Advisor in the acquisition, disposition and management of real properties, and debt related investments, the selection of tenants for our real properties, the determination of any financing arrangements and other factors. In addition, our success depends to a significant degree upon the continued contributions of certain of our Advisor’s key personnel, including John A. Blumberg, Eileen Hallquist, Jeffrey L. Johnson, Andrea L. Karp, Richard D. Kincaid, J. Michael Lynch, Lainie P. Minnick, Gregory M. Moran, James R. Mulvihill, Taylor M. Paul, Gary M. Reiff, M. Kirk Scott, Jeffrey W. Taylor, Joshua J. Widoff, and Evan H. Zucker, each of whom would be difficult to replace. We currently do not have, nor do we expect to obtain key man life insurance on any of our Advisor’s key personnel. If our Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results and NAV could suffer.

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

The Operating Partnership’s private placements of beneficial interests in specific Delaware statutory trusts under its DST Program could subject us to liabilities from litigation or otherwise.

On March 2, 2016, we, through the Operating Partnership, initiated a program to raise capital in private placements exempt from registration under the Securities Act through the sale of beneficial interests (“Interests”) in specific Delaware statutory trusts holding real properties, including properties currently indirectly owned by the Operating Partnership (the “DST Program”). These Interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. All of the Interests sold to investors pursuant to such private placements will be leased-back by the Operating Partnership or a wholly owned subsidiary thereof, as applicable, and fully guaranteed by our Operating Partnership. Additionally, the Operating Partnership will be given a fair market value purchase option (“FMV Option”) giving it the right, but not the obligation, to acquire the Interests from the investors at a later time in exchange for OP Units. Investors who acquired Interests pursuant to such private placements may have done so seeking certain tax benefits that depend on the interpretation of, and compliance with, federal and state income tax laws and regulations. As the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of such transactions, including in the event an investor fails to qualify for any desired tax benefits.

The Operating Partnership’s private placements of beneficial interests in specific Delaware statutory trusts under its DST Program will not shield us from risks related to the performance of the real properties held through such structures.

Pursuant to the DST Program, the Operating Partnership intends to place certain of its existing real properties and/or acquire new properties to place into Delaware statutory trusts and then sell interests, via its taxable REIT subsidiary (TRS), in such trusts to third-party investors. We will hold long-term leasehold interests in the property pursuant to master leases that are fully guaranteed by our Operating Partnership, while the third-party investors indirectly hold, in most cases, all of the interests in the real estate. Although we will hold a fair market value purchase option (the FMV Option) to reacquire the real estate, the purchase price will be based on the then-current fair market value of the third-party investor’s interest in the real estate, which will be greatly impacted by the rental terms fixed by the long-term master lease. The lease effectively fixes our costs to sublease the property to occupying tenants until the earlier of the expiration of the master lease or our exercise of the FMV Option, while we bear the risk that the underlying cash flow from the property may be less than the master lease payments. Therefore, even though we will no longer own the underlying real estate, because of the fixed terms of the long-term master lease guaranteed by our Operating Partnership, negative performance by the underlying properties could affect cash available for distributions to our stockholders and will likely have an adverse effect on our results of operations and NAV.

We may own beneficial interests in trusts owning real property that will be subject to the agreements under our DST Program, which may have an adverse effect on our results of operations, relative to if the DST Program agreements did not exist.

In connection with the launch of our DST Program, we may own beneficial interests in trusts owning real property that are subject to the terms of the agreements provided by our DST Program. The DST Program agreements may limit our ability to encumber, lease or dispose of our beneficial interests. Such agreements could affect our ability to turn our beneficial interests into cash and could affect cash available for distributions to our stockholders. The DST Program agreements, and in some cases the financing documents, used in connection with the DST Program could also impair our ability to take actions that would otherwise be in the best interests of our stockholders and, therefore, may have an adverse effect on our results of operations and NAV, relative to if the DST Program agreements did not exist.

Cash redemptions to holders of OP Units will reduce cash available for distribution to our stockholders or to honor their redemption or repurchase requests under our share redemption programs or self-tender offers.

The holders of OP Units (other than us) generally have the right to cause the Operating Partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both. Our election to redeem OP Units for cash may reduce funds available for distribution to our stockholders or to honor our stockholders’ redemption or repurchase requests under our share redemption programs or self-tender offers.

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

Existing stockholders and new investors purchasing shares of common stock do not have preemptive rights to any shares issued by us in the future. Under our charter, we have authority to issue a total of 1,200,000,000 shares of capital stock. Of the total number of shares of capital stock authorized (a) 1,000,000,000 shares are designated as common stock, 400,000,000 of which are unclassified (however, we refer to them herein as Class E shares to more easily distinguish them from the shares offered in our Class A, Class W and Class I offering), 200,000,000 of which are classified as Class A shares, 200,000,000 of which are classified as Class W shares, and 200,000,000 of which are classified as Class I shares and (b) 200,000,000 shares are designated as preferred stock. Our board of directors may amend our charter to increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. We intend to operate as a perpetual-life REIT, and investors will likely experience dilution of their equity investment in us as a result of our ongoing Class A, Class W and Class I offering, including the distribution reinvestment plan, our ongoing Class E distribution reinvestment plan and future public offerings. Investors will also experience dilution if we issue securities in one or more private offerings, issue equity compensation pursuant to our equity incentive plans, issue shares to our Advisor in lieu of cash payments or reimbursements under the Advisory Agreement, or redeem OP Units for shares of common stock. In addition, we may in the future cause the Operating Partnership to issue a substantial number of additional OP Units in order to raise capital, acquire properties, or consummate a merger, business combination or another significant transaction. OP Units may generally be converted into shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Ultimately, any additional issuance by us of equity securities or by the Operating Partnership of OP Units will dilute your indirect interest in the Operating Partnership, through which we own all of our interests in our investments.

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

If we ever created and issued preferred stock or one or more new classes of OP Units with a distribution preference over common stock, payment of any distribution preferences on outstanding preferred stock or OP Units would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled and holders of new classes of OP Units could be entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. Holders of preferred stock or new classes of OP Units could be given other preferential rights, such as preferential redemption rights or preferential tax protection agreements, that could reduce the amount of funds available for the payment of distributions on our common stock or otherwise negatively affect our common stockholders. In addition, under certain circumstances, the issuance of preferred stock, a new class of OP Units, or a separate class or series of common stock may render more difficult or tend to discourage:

•	a merger, offer or proxy contest;
•	the assumption of control by a holder of a large block of our securities;
•	the removal of incumbent management; and/or
•	liquidity options that otherwise may be available.

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

We compete with numerous other persons or entities seeking to buy real property assets or to attract tenants to real properties we already own, which may have a negative impact on our ability to acquire real property assets or attract tenants on favorable terms, if at all, and the returns on our real property assets. These persons or entities may have greater experience and financial strength than us. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential tenants and pressuring us to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our properties. Similarly, the opening of new competing assets near the assets that we own may hinder our ability to renew our existing leases or to lease to new tenants, because the proximity of new competitors may divert existing or new tenants to such competitors. In addition, if market rental rates decline during the term of an existing lease, we may be unable to renew or find a new tenant without lowering the rental rate. Each of these factors could adversely affect our results of operations, financial condition, NAV and ability to pay distributions to our stockholders.

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

Our objective is to build a high-quality, diversified real estate portfolio. Although there can be no assurance that we will achieve this objective, we intend to diversify our portfolio by key portfolio attributes including, but not limited to, (1) property type, (2) target market, with consideration given to geographic concentrations, (3) average lease terms and portfolio occupancy expectations, (4) tenant concentrations, including credit and exposure to particular businesses or industries and (5) debt profile with the goal of maximizing flexibility while seeking to minimize cost and mitigate the risks associated with changes in interest rates and debt maturities. However, we may not successfully implement our diversification strategy. For example, although we may target investments in four primary property categories of office, industrial, retail and multifamily, we currently do not own any multifamily investments and have recently sold a large portion of our industrial holdings. Even if we do fully achieve our diversification goals, it is possible our diversified portfolio will not perform as well as a portfolio that is concentrated in a particular type of real estate.

We may alter our exposure to various property categories and we may not always own properties in each category.

We may target investments in four primary property categories of office, industrial, retail and multifamily. Although we aim to diversify our real estate portfolio by owning properties in each of these categories, we may not always have significant holdings, or any holdings at all, in each category. For example, we currently have no multifamily investments and have recently sold a large portion of our industrial holdings. We may elect to increase or decrease our holdings in each category at any time and we may change our target property categories at any time. If we decrease or eliminate our holdings in any property category or cease to target any of the four property categories our real estate portfolio will be less diversified and we may not realize the benefits of diversification.

We are subject to the risk that, with respect to assets that we have acquired and may acquire based on growth potential, such growth potential is not realized.

In 2015, we disposed of approximately $496.2 million of assets and we acquired approximately $341.3 million of assets. The assets that we sold were generally higher-yielding than the new assets we acquired, although we believe the acquired assets exhibit greater potential for revenue growth going forward. We believe that market conditions may cause us to continue to explore in certain markets the disposition of higher-yielding assets and in certain target markets the acquisition of assets that may generate lower yields but with greater growth potential. Although there can be no assurance that we will pursue this strategy or be successful in its execution, this may mean that, for some period of time, higher-yielding assets are sold from our portfolio in exchange for assets that initially may produce lower current income but which we believe will generate increased income over time through increased tenant demand and rental rate growth in order to generate long term growth in NAV. With respect to such assets, we are subject to the risk that the expected growth potential is not realized. This may result from a variety of factors, including but not limited to unanticipated changes in local market conditions or increased competition for similar properties in the same market. Acquiring properties that do not realize their expected growth potential, or properties that take longer than expected to realize their growth potential, would likely negatively affect our NAV, limit our ability to pay distributions to you and reduce your overall returns.

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

Generally, our properties are subject to a Phase I or similar environmental assessment by independent environmental consultants prior to or in connection with our acquisition of such properties. Phase I assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. Phase I assessments generally include a historical review, a public records review, an investigation of the surveyed site and surrounding properties, and preparation and issuance of a written report, but do not include soil sampling or subsurface investigations and typically do not include an asbestos survey. We cannot give any assurance that an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations taken as a whole, will not currently exist at the time of acquisition or may not arise in the future, with respect to any of our properties. Material environmental conditions, liabilities or compliance concerns may arise after an environmental assessment has been completed. Moreover, there can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability, or that the then current environmental condition of our properties will not be affected by tenants, by the condition of land or operations in the vicinity of such properties (such as releases from underground storage tanks), or by third parties unrelated to us.

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

Investments in real estate-related securities are subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate-related securities.

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

We have financed and may continue to finance a portion of the purchase price of certain of our investments by borrowing funds. As of December 31, 2015, our leverage ratio is approximately 45.3% of the fair value of our real property and debt related investments (determined in accordance with our valuation procedures) inclusive of property and entity-level debt. Our current leverage target is between 40-60%. Although we will generally work to maintain the targeted leverage ratio over the near term, we may change our targeted leverage ratio from time to time. In addition, we may vary from our target leverage ratio from time to time, and there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Our board of directors may from time to time modify our borrowing policy in light of then-current economic conditions, the relative costs of debt and equity capital, the fair values of our properties, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors.

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

When providing financing, a lender typically imposes restrictions on us that may affect our distribution and operating policies and our ability to incur additional debt. Our loan agreements include restrictions, covenants, customary market carve-outs and/or guarantees by us. Certain financial covenants include tests of our general liquidity and debt servicing capability as well as certain collateral specific performance and valuation ratios. In addition, our loan agreements may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, or replace our Advisor as our advisor. Further, our loan agreements may limit our ability to replace the property manager or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives and make distributions to our stockholders. There can be no assurance that we will be able to comply with these covenants in the future, or that if we violate a covenant the lender would be willing to provide a waiver of such covenant. Violation of these covenants could result in the acceleration of maturities under the default provisions of our loan agreements. As of December 31, 2015, we were in compliance with all financial covenants.

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

If we were considered to have actually or constructively paid a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.

For taxable years ending on or before December 31, 2014, in order for distributions to be counted as satisfying the annual distribution requirement for REITs, and to provide us with a REIT-level tax deduction, the distributions must not have been “preferential dividends.” A dividend is not a preferential dividend if the distribution is (1) pro rata among all outstanding shares within a particular class, and (2) in accordance with the preferences among different classes of shares as set forth in our organizational documents. For the taxable year that began on January 1, 2015 and all future taxable years, so long as we continue to be a “publicly offered REIT” (i.e., a REIT which is required to file annual and periodic reports with the SEC under the Exchange Act), the preferential dividend rule will not apply to us.

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

In addition, the Code provides a safe harbor that, if met, allows us to avoid being treated as engaged in a prohibited transaction. In order to meet the safe harbor, (i) we must have held the property for at least 2 years (and, in the case of property which consists of land or improvements not acquired through foreclosure, we must have held the property for 2 years for the production of rental income), (ii) we must not have made aggregate expenditures includible in the basis of the property during the 2-year period preceding the date of sale that exceed 30% of the net selling price of the property, and (iii) during the taxable year the property is disposed of, we must not have made more than 7 property sales or, alternatively, the aggregate adjusted basis or fair market value of all the properties sold by us during the taxable year must not exceed 10% of the aggregate adjusted basis or 10% of the fair market value, respectively, of all our assets as of the beginning of the taxable year (with the 10% thresholds increased to 20% in certain circumstances). If the 7-sale limitation in (iii) above is not satisfied, substantially all of the marketing and development expenditures with respect to the property must be made through an independent contractor from whom we do not derive or receive any income. We will endeavor to avoid engaging in prohibited transactions or we will attempt to comply with the safe harbor provisions. There is no assurance, however, that we will not engage in prohibited transactions.

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

A foreign person (subject to certain exceptions) disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA, on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled qualified investment entity” (as defined in section 897(h)(4)(B) of the Code). A domestically controlled qualified investment entity includes a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. We cannot assure our stockholders that we will qualify as a domestically controlled qualified investment entity. If we were to fail to so qualify, gain realized by a foreign investor on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock. Regardless of our status as a domestically controlled qualified investment entity, capital gain distributions attributable to a disposition of a U.S. real property interest will generally be subject to tax under FIRPTA in the hands of non-U.S. investors.

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

If our assets are deemed to be plan assets, our Advisor and we may be exposed to liabilities under Title I of ERISA and the Code.

In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if our Advisor or we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected. Prior to making an investment in us, you should consult with your legal and other advisors concerning the impact of ERISA and the Code on your investment and our performance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2015, we held the majority ownership in 60 real properties, all of which were operating properties. The properties are located in 21 distinct geographical markets throughout the United States and comprise approximately 10.1 million net rentable square feet. As of December 31, 2015, our operating properties were subject to mortgage notes with an aggregate principal amount outstanding of approximately $588.8 million. For additional discussion of our borrowings, see Note 5 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Geographic Distribution

The following map describes the geographic distribution and types of our 60 operating properties by market as of December 31, 2015.

The following table describes our 60 operating properties, by market, which are presented on a consolidated basis for purposes of financial reporting as of December 31, 2015 (dollar amounts and square footage amounts in thousands).

Market	Number of Properties	Gross Investment Amount (1)	Net Rentable Square Feet	Secured Indebtedness (2)	% of Gross Investment Amount	% of Total Net Rentable Square Feet	% Leased (3)
Office Properties:
Washington, DC	3	$282,939	878	$45,041	11.9%	8.7%	78.4%
Northern New Jersey	1	224,545	594	107,248	9.4%	5.9%	100.0%
Austin, TX	3	153,419	585	—	6.4%	5.8%	99.3%
East Bay, CA	1	145,339	405	—	6.1%	4.0%	100.0%
San Francisco, CA	1	120,238	264	56,134	5.1%	2.6%	91.6%
South Florida	2	82,130	363	—	3.5%	3.6%	92.2%
Denver, CO	1	82,106	257	—	3.5%	2.5%	89.6%
Princeton, NJ	1	51,233	167	—	2.2%	1.6%	100.0%
Chicago, IL	2	43,745	307	29,190	1.8%	3.0%	76.1%
Philadelphia, PA	1	43,482	173	24,000	1.8%	1.7%	81.7%
Silicon Valley, CA	1	41,912	143	23,500	1.8%	1.4%	91.8%
Dallas, TX	1	35,875	155	—	1.5%	1.5%	91.1%
Minneapolis/St Paul, MN	1	29,515	107	—	1.2%	1.1%	100.0%
Fayetteville, AR	1	11,695	63	—	0.5%	0.6%	100.0%
Total/Weighted Average	20	1,348,173	4,461	285,113	56.7%	44.0%	91.0%

Industrial Properties:
Dallas, TX	1	35,746	446	22,700	1.6%	4.4%	35.1%
Central Kentucky	1	28,296	727	—	1.2%	7.2%	100.0%
Louisville, KY	4	27,273	736	—	1.1%	7.3%	88.5%
Total/Weighted Average	6	91,315	1,909	22,700	3.9%	18.9%	80.4%

Retail Properties:
Greater Boston	26	545,382	2,280	84,702	22.9%	22.5%	94.0%
Philadelphia, PA	1	105,126	426	67,800	4.4%	4.2%	99.1%
Washington, DC	1	62,533	233	70,000	2.6%	2.3%	99.3%
Northern New Jersey	1	58,484	223	—	2.5%	2.2%	94.6%
Raleigh, NC	1	45,553	142	26,200	1.9%	1.4%	99.2%
South Florida	1	37,898	124	10,834	1.6%	1.2%	100.0%
Tulsa, OK	1	34,147	101	—	1.4%	1.0%	100.0%
San Antonio, TX	1	32,069	161	21,500	1.3%	1.6%	89.6%
Jacksonville, FL	1	19,494	73	—	0.8%	0.7%	20.3%
Total/Weighted Average	34	940,686	3,763	281,036	39.4%	37.1%	93.9%
Grand Total/Weighted Average	60	$2,380,174	10,133	$588,849	100.0%	100.0%	90.1%

(1)	“Gross Investment Amount” as used here and throughout this document represents the allocated gross basis of real property, inclusive of the effect of gross intangible lease liabilities totaling approximately $95.3 million and before accumulated depreciation and amortization of approximately $506.0 million as of December 31, 2015. Table includes amounts related to properties classified as held for sale in our financial statements beginning on page F-1 of this Annual Report on Form 10-K.
(2)	Does not include our GAAP mark-to-market adjustment, fair value adjustment, or principal amortization related to troubled debt restructurings.
(3)	Percentage leased is based on executed leases as of December 31, 2015.

Lease Expirations

As of December 31, 2015, the weighted average remaining term of our leases was approximately 4.5 years, based on annualized base rent, and 7.0 years, based on leased square footage. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a schedule of expiring leases for our consolidated operating properties by annual minimum rents as of December 31, 2015.

Tenant Information

The following table describes our top ten tenants based on annualized base rent and their industry sectors as of December 31, 2015 (dollar and square footage amounts in thousands).

	Tenant	Locations	Industry	Annualized Base Rent (1)	% of Total Annualized Base Rent	Square Feet	% of Total Portfolio Square Feet
1	Charles Schwab & Co., Inc.	2	Securities, Commodities, Fin. Inv./Rel. Activities	$23,408	12.8%	602	6.6%
2	Sybase	1	Publishing Information (except Internet)	18,692	10.3%	405	4.5%
3	Northrop Grumman (2)	1	Professional, Scientific and Technical Services	15,901	8.7%	575	6.3%
4	Stop & Shop	16	Food and Beverage Stores	14,983	8.2%	911	10.1%
5	Novo Nordisk	1	Chemical Manufacturing	4,535	2.5%	167	1.8%
6	Seton Health Care	1	Hospitals	4,339	2.4%	156	1.7%
7	Shaw’s Supermarket	4	Food and Beverage Stores	3,944	2.2%	240	2.7%
8	I.A.M. National Pension Fund	1	Funds, Trusts and Other Financial Vehicles	3,023	1.7%	63	0.7%
9	TJX Companies	7	Clothing and Clothing Accessories Stores	2,969	1.6%	299	3.3%
10	Home Depot	1	Building Material and Garden Equipment and Supplies Dealers	2,470	1.4%	102	1.1%
		35		$94,264	51.8%	3,520	38.8%

(1)	Annualized base rent represents the annualized monthly base rent of executed leases as of December 31, 2015.
(2)	Northrop Grumman exercised a purchase option to acquire the office property (“Colshire) that they leased from us on February 18, 2016. As a result, Northrop Grumman is no longer our tenant. Prior to acquiring Colshire from us, Northrop Grumman’s lease would have expired in 2016. For a more detailed discussion of the purchase option and the related property disposition, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events” of this Annual Report on Form 10-K. Subsequent to the disposition of Colshire, Alliant Techsystems Inc., a tenant in the computer and electronic product manufacturing industry, became our 10th largest tenant with an annualized base rent of approximately $2.4 million as of December 31, 2015, comprising approximately 107,000 square feet in one of our office properties.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no public market for shares of our common stock and we currently have no obligation or plans to apply for listing on any public trading market. The prices at which our shares of common stock are sold pursuant to our public offerings, or redeemed pursuant to our share redemption programs, are based on the daily NAV per share determined in accordance with our valuation procedures, as described further below. We may repurchase shares of our common stock pursuant to self-tender offers at a discount to NAV.

We commenced calculating a daily NAV on July 12, 2012. The following table presents the high and low NAV per share of each class of common stock for each quarter within the two most recent fiscal years (to date, our classes have had the same NAV on each day):

Quarter	Low	High
First Quarter 2014	$6.93	$6.96
Second Quarter 2014	$6.96	$7.00
Third Quarter 2014	$7.00	$7.09
Fourth Quarter 2014	$7.08	$7.19
First Quarter 2015	$7.13	$7.31
Second Quarter 2015	$7.28	$7.38
Third Quarter 2015	$7.36	$7.44
Fourth Quarter 2015	$7.40	$7.47

Performance Graph

The following graph is a comparison of the cumulative return of our shares of common stock calculated on a weighted average basis (after class-specific expenses), against the National Council of Real Estate Investment Fiduciaries Fund Index-Open-End Diversified Core Equity (“ODCE”) and Standard and Poor’s 500 Index (“S&P 500”), as peer group indices. The graph assumes that $100 was invested on September 30, 2012 in shares of our common stock and each index assuming that all dividends were reinvested. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the following graph. Our total return since July 12, 2012, the date we initiated daily NAV pricing, was 32.1%, or 8.9% annualized. Our total return for the year ended December 31, 2015 was 9.38% on a weighted-average basis across our multiple share classes.

This performance and the chart below do not reflect selling commissions of up to 3.0% of the public offering price per share applicable to Class A shares sold in our primary offering.

(1)	The ODCE is an equal weighted, time weighted index of open-end core real estate funds reported net of fees. The term core typically reflects lower risk investment strategies, utilizing low leverage and generally represented by equity ownership positions in stable U.S. operating properties. Funds are weighted equally, regardless of size. While funds used in this benchmark have characteristics that differ from the Company (including differing management fees), our management feels that the ODCE is an appropriate and accepted index for the purpose of evaluating returns on investments in direct real estate funds. Investors cannot invest in this index. The Company has the ability to utilize higher leverage than is allowed for the funds in this index, which could increase the Company’s volatility relative to the index.

The following table shows the return, by share class, of each of our classes of common stock for the year ended December 31, 2015.

Share Class	Weighted average number of shares outstanding during period (in thousands)	Return
Class E	153,743	9.40%
Class A (1)	1,367	8.23%
Class W	1,297	8.76%
Class I	19,531	9.29%
Total / Weighted Average	175,938	9.38%

(1)	Does not reflect selling commission of up to 3.0% of the public offering price per share, applicable to Class A shares purchased in our primary offering.

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

The following table sets forth the components of NAV for the Company as of December 31, 2015 and September 30, 2015 (amounts in thousands except per share information). As used below, “Fund Interests” means our Class E shares, Class A shares, Class W shares, and Class I shares, along with the OP Units held by third parties, and “Aggregate Fund NAV” means the NAV of all of the Fund Interests.

	As of December 31, 2015	As of September 30, 2015
Office properties	$1,378,635	$1,356,600
Industrial properties	90,250	88,050
Retail properties	950,925	872,300
Real properties	$2,419,810	$2,316,950
Debt related investments	15,722	27,775
Total Investments	$2,435,532	$2,344,725
Cash and other assets, net of other liabilities	(14,069)	(26,734)
Debt obligations	(1,098,853)	(997,517)
Outside investors’ interests	(4,771)	(4,498)
Aggregate Fund NAV	$1,317,839	$1,315,976
Total Fund Interests outstanding	176,490	177,468
NAV per Fund Interest	$7.47	$7.42

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

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from net book value on a GAAP basis. Most significantly, the valuation of our real estate assets, which is the largest component of our NAV calculation, will be provided to us by the Independent Valuation Firm on a daily basis. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. We generally do not undertake to mark-to-market our debt investments or real estate-related liabilities, but rather these assets and liabilities are usually included in our determination of NAV at amounts determined in accordance with GAAP, which amounts have been and could in the future be materially different from the amount of these assets and liabilities if we were to undertake to mark-to-market our debt. Also for NAV purposes, we mark-to-market our hedging instruments on a frequency that management determines to be practicable under the circumstances and currently we seek to mark-to-market our hedging instruments on a weekly basis. However, our NAV policies and procedures allow for that frequency to change to be more or less frequent. Other examples that will cause our NAV to differ from our GAAP net book value include the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV, and, for purposes of determining our NAV, the assumption of a value of zero in certain instances where the balance of a loan exceeds the value of the underlying real estate properties, where GAAP net book value would reflect a negative equity value for such real estate properties, even if such loans are non-recourse. Third party appraisers may value our individual real estate assets using appraisal standards that deviate from fair value standards under GAAP. The use of such appraisal standards may cause our NAV to deviate from GAAP fair value principles. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP.

We include no discounts to our NAV for the illiquid nature of our shares, including the limitations on your ability to redeem shares under our share redemption programs or self-tender offers and our ability to suspend or terminate our share redemption programs or self-tender offers at any time. Our NAV generally does not consider exit costs (e.g. selling costs and commissions related to the sale of a property) that would likely be incurred if our assets and liabilities were liquidated or sold. While we may use market pricing concepts to value individual components of our NAV, our per share NAV is not derived from the market pricing information of open-end real estate funds listed on stock exchanges.

Please note that our NAV is not a representation, warranty or guarantee that: (1) we would fully realize our NAV upon a sale of our assets; (2) shares of our common stock would trade at our per share NAV on a national securities exchange; and (3) a stockholder would be able to realize the per share NAV if such stockholder attempted to sell his or her shares to a third party.

The December 31, 2015 valuation for our real properties was provided by the Independent Valuation Firm in accordance with our valuation procedures and determined starting with the appraised value. The aggregate real property valuation of $2.42 billion compares to a GAAP basis of real properties (before accumulated amortization and depreciation and the impact of intangible lease liabilities) of $2.29 billion, representing an increase of approximately $133.2 million or 5.8%. Certain key assumptions that were used by our Independent Valuation Firm in the discounted cash flow analysis are set forth in the following table based on weighted averages by property type.

	Office	Industrial	Retail	Weighted Average Basis
Exit capitalization rate	6.77%	7.35%	6.48%	6.68%
Discount rate / internal rate of return (“IRR”)	7.47%	7.93%	7.00%	7.30%
Annual market rent growth rate	2.82%	2.98%	2.93%	2.87%
Average holding period (years)	10.7	10.7	10.3	10.5

A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, an increase in the weighted-average annual discount rate/IRR and the exit capitalization rate of 0.25% would reduce the value of our real properties by approximately 1.95% and 2.15%, respectively.

The following table sets forth the quarterly changes to the components of NAV for the Company and the reconciliation of NAV changes for each class of shares (amounts in thousands, except per share information):

	Total	Class E Common Stock	Class A Common Stock	Class W Common Stock	Class I Common Stock	Class E OP Units
NAV as of September 30, 2015	$1,315,976	$1,034,058	$10,735	$10,513	$165,291	$95,379
Fund level changes to NAV
Realized/unrealized gains on net assets	4,239	3,311	37	38	550	303
Income accrual	25,131	19,666	220	218	3,222	1,805
Dividend accrual	(15,997)	(12,589)	(108)	(122)	(2,021)	(1,157)
Advisory fee	(3,851)	(3,014)	(34)	(33)	(493)	(277)
Performance based fee	(187)	(146)	(2)	(2)	(24)	(13)
Class specific changes to NAV
Dealer Manager fee	(77)	—	(17)	(17)	(43)	—
Distribution fee	(15)	—	(15)	—	—	—
NAV as of December 31, 2015
before share/unit sale/redemption activity	$1,325,219	$1,041,286	$10,816	$10,595	$166,482	$96,040
Share/unit sale/redemption activity
Shares/units sold	17,244	4,034	1,915	2,927	8,368	—
Shares/units redeemed	(24,624)	(20,205)	(16)	—	(3,974)	(429)
NAV as of December 31, 2015	$1,317,839	$1,025,115	$12,715	$13,522	$170,876	$95,611
Shares/units outstanding as of September 30, 2015 (1)	177,468	139,437	1,448	1,418	22,299	12,866
Shares/units sold	2,323	545	257	393	1,128	—
Shares/units redeemed	(3,301)	(2,707)	(2)	—	(534)	(58)
Shares/units outstanding as of December 31, 2015 (1)	176,490	137,275	1,703	1,811	22,893	12,808
NAV per share/unit as of September 30, 2015		$7.42	$7.42	$7.42	$7.42	$7.42
Change in NAV per share		0.05	0.05	0.05	0.05	0.05
NAV per share/unit as of December 31, 2015		$7.47	$7.47	$7.47	$7.47	$7.47

(1)	Amounts reported do not include approximately 441,000 restricted stock units granted to our Advisor that remain unvested as of both September 30, 2015 and December 31, 2015.

Holders

As of February 24, 2016, we had (i) approximately 137.3 million shares of our Class E common stock outstanding held by a total of approximately 27,000 stockholders, (ii) approximately 1.8 million shares of our Class A common stock outstanding held by a total of approximately 300 stockholders, (iii) approximately 2.1 million shares of our Class W common stock outstanding held by a total of approximately 300 stockholders, and (iv) approximately 23.2 million shares of our Class I common stock outstanding held by a total of approximately 2,000 stockholders. As of February 24, 2016, we had approximately 12.7 million Class E OP Units outstanding issued to approximately 200 third parties in connection with our Operating Partnership’s private placement offerings.

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

Our board of directors determines the level of our distributions each quarter. In determining the appropriate level of a distribution, our board of directors considers a number of factors, including the current and anticipated market conditions, current and anticipated future performance and make-up of our investments, our overall financial projections and expected future cash needs, and distributions required to satisfy requirements for qualification as a REIT. We can give no assurance that the board of directors will continue to set distributions at current levels and our distribution levels may change from time to time. Depending on the distribution level relative to cash flow generated from our portfolio, if our quarterly distributions exceed cash flow generated from our operations, it may cause a decrease in our NAV if not offset by other effects.

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

For a summary of distributions that had been paid by us for the years ended December 31, 2015 and 2014 and declared for the first quarter of 2016, refer to Note 10 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

The following table sets forth the amounts and sources of distributions declared for the three and twelve months ended December 31, 2015 and 2014 (dollar amounts in thousands):

	For the Three Months Ended				For the Year Ended
Distributions:	December 31, 2015	% of Total Distributions	December 31, 2014	% of Total Distributions	December 31, 2015	% of Total Distributions	December 31, 2014	% of Total Distributions
Common stock distributions paid in cash	$9,787	60.6%	$10,425	62.2%	$41,968	61.6%	$41,381	61.9%
Other cash distributions (1)	1,274	7.9%	1,069	6.4%	4,996	7.3%	4,620	6.9%
Total cash distributions	$11,061	68.5%	$11,494	68.6%	$46,964	68.9%	$46,001	68.8%
Common stock distributions reinvested in common shares	5,093	31.5%	5,262	31.4%	21,177	31.1%	20,855	31.2%
Total distributions	$16,154	100.0%	$16,756	100.0%	$68,141	100.0%	$66,856	100.0%
Sources of distributions:
Cash flow from operations (2)	$16,154	100.0%	$16,756	100.0%	$68,141	100.0%	$66,856	100.0%
Financial performance metric:
NAREIT-defined FFO (3)	$21,403	132.5%	$23,615	140.9%	$88,171	129.4%	$91,323	136.6%

(1)	Other cash distributions include (i) distributions declared for OP Units for the respective period, (ii) regular distributions made during the period to our joint venture partners that are noncontrolling interest holders, which exclude distributions of disposition proceeds related to properties sold by the joint ventures, and (iii) dealer manager and distribution fees we pay to our dealer manager with respect to the Class A, Class W and Class I shares.
(2)	Expenses associated with the acquisition of real property are recorded to earnings and as a deduction to our cash from operations. We incurred acquisition-related expenses of approximately $1.4 million and $2.6 million for the three and twelve months ended December 31, 2015, respectively, and $244,000 and $1.2 million for the three and twelve months ended December 31, 2014, respectively.
(3)	FFO is an operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. For a discussion of FFO and Company-Defined FFO, including definitions, reconciliations to GAAP net income, and their inherent limitations, see “How We Measure Our Operating Performance” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

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

Share Redemption Programs and Other Redemptions or Repurchases

We have adopted a Class E Share Redemption Program (the “Class E SRP”), whereby eligible Class E stockholders may request that we redeem all or any portion of their Class E shares in accordance with the procedures and subject to certain conditions and limitations described below. We also have a separate Class A, W and I Share Redemption Program (the “Class AWI SRP”) for holders of our Class A, Class W or Class I shares, described below. Our board of directors may modify, suspend or terminate our share redemption programs if it deems such action to be in the best interest of our stockholders. We also conduct self-tender offers from time to time.

Class E Share Redemption Program

Under the Class E SRP, we redeem Class E shares on a quarterly basis. If a redemption request with respect to Class E shares is made and accepted, the redemption price per share is equal to the NAV per Class E share on the date of redemption. Pursuant to an amendment to the Class E SRP effective on December 12, 2015, redemptions are only available with respect to Class E shares of common stock in the event of the death or disability of a stockholder subject to the following limitation: unless approved by the board of directors, we will not make, during any consecutive twelve-month period, redemptions in the event of the death or disability of a stockholder that exceed five percent of the number of Class E shares of common stock outstanding at the beginning of such twelve-month period. Prior to this time, redemptions were not limited to requests made in the event of the death or disability of a stockholder. With respect to Class E stockholders desiring liquidity other than in connection with an event of death or disability, our board of directors evaluates each quarter whether to make liquidity available through the Class E SRP or through a tender offer process. In order to make such liquidity available through the Class E SRP, our board of directors would need to amend the Class E SRP.

Self-Tender Offers

As set forth above, with respect to Class E stockholders desiring liquidity other than in connection with an event of death or disability, our board of directors evaluates each quarter whether to make liquidity available through the Class E SRP or through a tender offer process. In order to provide additional liquidity to Class E stockholders, from time to time we may conduct self-tender offers for Class E shares. Although there can be no assurance, our board of directors currently intends to make liquidity available to Class E stockholders each quarter (other than liquidity made available in the event of the death or disability of a stockholder through the Class E SRP) in the Class E Liquidity Amount. Our board of directors may at any time decide to reduce or eliminate the Class E Liquidity Amount or cease making Class E liquidity available through self-tender offers.

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

A quarterly cap is imposed on the aggregate “net redemptions” of our Class A, Class W and Class I share classes equal to the amount of shares of such classes with a value (based on the redemption price per share on the day the redemption is effected) of up to 5% of the aggregate NAV of the outstanding shares of such classes as of the last day of the previous calendar quarter. Here, we use the term “net redemptions” to mean, for any quarter, the excess of our share redemptions (capital outflows) of our Class A, Class W and Class I share classes over the share purchases net of sales commissions (capital inflows) of such classes in any ongoing public offering of Class A, Class W or Class I shares, whether in a primary offering or pursuant to a distribution reinvestment plan.

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

The AWI SRP clarifies that no assurance can be given that we will maintain the allocation to liquid assets intended to generally be maintained under normal circumstances, as described in the plan.

For the three months ended December 31, 2015, we redeemed (i) approximately 2.7 million Class E shares pursuant to a self-tender offer for approximately $20.1 million and (ii) approximately 520,000 shares of common stock pursuant to the Class E SRP and AWI SRP for approximately $3.9 million, as described further in the table below.

Period	Total Number of Shares Redeemed or Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
October 1 - October 31, 2015	123,631	$7.40	123,631	—
November 1 - November 30, 2015	48,131	7.38	48,131	—
December 1 - December 31, 2015 (2)	3,070,535	7.40	3,070,535	—
Total	3,242,297	$7.40	3,242,297	—

(1)	Redemptions and repurchases are limited under the Class E SRP and the Class AWI SRP as described above and pursuant to the terms of self-tender offers announced from time to time. We redeemed all Class A, W, and I shares that were requested to be redeemed during the three months ended December 31, 2015. As of December 31, 2015, we had capacity under the Class AWI SRP to redeem up to an aggregate of $18.6 million of Class A, W, and I shares. Pursuant to the Class AWI SRP, this capacity resets at the beginning of each quarter.
(2)	Number of shares represents (i) approximately 2.7 million Class E shares repurchased at $7.39 per share for an aggregate cost of approximately $20.1 million pursuant to a self-tender offer and (ii) approximately 349,000 shares redeemed pursuant to the Class E SRP and the Class AWI SRP, as discussed above.

Below is a summary of Class E common stock repurchases pursuant to our self-tender offers and repurchases pursuant to the Class E SRP for each quarter during 2015 and 2014 (number of shares in thousands).

For the Quarter Ended:	Number of Class E Shares Requested for Redemption or Purchase	Number of Class E Shares Redeemed or Purchased	Percentage of Class E Shares Requested for Redemption Redeemed or for Purchase Purchased	Price Paid per Share
March 31, 2014
Class E SRP – Ordinary Redemptions	17,292	1,163	6.7%	$6.96
Class E SRP – Death or Disability Redemptions	682	682	100.0%	6.96
Total / Average	17,974	1,845	10.3%	6.96
June 30, 2014
Class E SRP – Ordinary Redemptions	16,307	4,577	28.1%	7.00
Class E SRP – Death or Disability Redemptions	589	589	100.0%	7.00
Total / Average	16,896	5,166	30.6%	7.00
September 30, 2014
Class E SRP – Ordinary Redemptions	17,027	1,471	8.6%	7.09
Class E SRP – Death or Disability Redemptions	570	570	100.0%	7.09
Total / Average	17,597	2,041	11.6%	7.09
December 31, 2014
Class E SRP – Ordinary Redemptions	18,300	1,356	7.4%	7.16
Class E SRP – Death or Disability Redemptions	607	608	100.2%	7.16
Total / Average	18,907	1,964	10.4%	7.16
Average 2014	17,844	2,754	15.4%	$7.04
March 31, 2015
Class E SRP – Ordinary Redemptions	18,570	1,104	5.9%	$7.30
Class E SRP – Death or Disability Redemptions	426	426	100.0%	7.30
Total / Average	18,996	1,530	8.1%	7.30
June 30, 2015
Class E SRP – Ordinary Redemptions	20,031	4,379	21.9%	7.38
Class E SRP – Death or Disability Redemptions	626	626	100.0%	7.38
Total / Average	20,657	5,005	24.2%	7.38
September 30, 2015
Class E SRP – Ordinary Redemptions	12,456	1,393	11.2%	7.42
Class E SRP – Death or Disability Redemptions	452	452	100.0%	7.42
Self-Tender Offer Purchases (1)	17,153	17,153	100.0%	7.25
Total / Average	30,061	18,998	63.2%	7.27
December 31, 2015
Self-Tender Offer Purchases (2)	20,758	2,707	13.0%	7.39
Total / Average	20,758	2,707	13.0%	7.39
Average 2015	22,618	7,060	31.2%	$7.30

(1)	Amounts represent Class E shares properly tendered and not properly withdrawn at or below the final purchase price of $7.25 per share of a modified “Dutch auction” tender offer, which we completed on August 12, 2015. An additional 6,863 Class E shares were submitted for redemption at prices higher than the final purchase price, and were therefore not properly tendered.
(2)	Amounts represent Class E shares purchased pursuant to a self-tender offer, which we completed on December 23, 2015.

During 2015, we satisfied 100% of the redemption requests received pursuant to our Class AWI SRP; we redeemed approximately 23,000 Class A shares for an average price of approximately $7.29 per share, approximately 20,000 Class W shares for an average price of approximately $7.32 per share, and approximately 873,000 Class I shares for an average price of approximately $7.37 per share. During 2014, we satisfied 100% of the redemption requests received pursuant to our Class AWI SRP; we redeemed approximately 2,000 Class W shares for an average price of approximately $6.94 per share and approximately 648,000 Class I shares for an average price of approximately $7.04 per share.

Securities Authorized for Issuance under Equity Compensation Plans

The following table gives information regarding our equity incentive plans as of December 31, 2015.

	Equity Compensation Plans Information
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by security holders	(94,116	)(3)	$11.00	1,815,938
Equity compensation plans not approved by security holders	—		—	1,989,318
Total / Weighted Average	(94,116)		$11.00	3,805,256

(1)	Weighted-average exercise price represents the option strike price for 90,000 options to purchase Class E shares for $11.00 issued to our three independent directors. Restricted stock units (“RSUs”) with respect to Class I shares of our common stock that were granted to our independent directors and had not been settled as of December 31, 2015, are included in the number of securities to be issued upon exercise of outstanding options, warrants, and rights but are not reflected in the weighted-average exercise price of outstanding options, warrants, and rights.
(2)	We have two equity incentive plans. Under each plan, an aggregate maximum of 5.0 million shares may be issued upon grant, vesting or exercise of awards, although the board of directors, as of December 31, 2015, has only authorized and reserved for issuance a total of 2.0 million shares of our common stock under each plan.
(3)	As of December 31, 2015, includes (i) options to purchase 90,000 Class E shares of our common stock that were granted to our independent directors and had vested but had not yet been exercised, and (ii) 4,116 RSUs with respect to Class I shares of our common stock that were granted to our independent directors and had not yet vested.

Unregistered Issuance of Securities

No equity securities were sold in unregistered transactions during the three months ended December 31, 2015.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data relating to our historical financial condition and results of operations for each of the five years ended December 31, 2015. The financial data in the table is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes beginning on page F-1 of this Annual Report on Form 10-K. The amounts in the table are in thousands except per share and footnote information.

	As of or For the Year Ended December 31,
	2015	2014	2013	2012	2011
Statement of Operations Data:
Total revenue	$225,200	$231,597	$217,777	$216,325	$218,857
Total operating expenses, excluding acquisition-related expenses and gains and losses on real property, debt related investments, and real estate securities	(170,507)	(167,018)	(155,740)	(156,550)	(162,885)
Acquisition-related expenses net of other gains	(2,644)	(1,205)	(536)	(325)	(610)
Impairments and provisions for loss on real property, real estate-related debt investments and real estate securities (1)	(8,124)	(9,500)	(2,600)	—	(26,406)
Gain on sale of real property (2)	134,218	10,914	—	—	—
Interest expense	(47,508)	(61,903)	(65,325)	(69,844)	(74,406)
Income (loss) from continuing operations (3)	131,659	3,990	(9,084)	(14,961)	(43,056)
Discontinued operations (4)	—	30,004	65,554	(7,410)	(21,510)
Net income (loss)	131,659	33,994	56,470	(22,371)	(64,566)
Net (income) loss attributable to noncontrolling interests	(7,404)	(4,802)	(4,002)	110	6,886
Net income (loss) attributable to common stockholders	$124,255	$29,192	$52,468	$(22,261)	$(57,680)
Comprehensive Income (Loss) Data:
Net income (loss)	$131,659	$33,994	$56,470	$(22,371)	$(64,566)
Net unrealized change from available-for-sale securities	—	(211)	—	(1,426)	1,260
Net unrealized change from cash flow hedging derivatives	(977)	721	4,975	3,963	2,837
Total other comprehensive (loss) income	(977)	510	4,975	2,537	4,097
Comprehensive income (loss)	$130,682	$34,504	$61,445	$(19,834)	$(60,469)
Per Share Data:
Net income (loss) per basic and diluted common share:
Continuing operations	$0.70	$0.02	$(0.05)	$(0.08)	$(0.22)
Discontinued operations	$—	$0.14	$0.34	$(0.04)	$(0.09)
Common Stock Distributions
Common stock distributions declared	$63,145	$62,236	$62,330	$84,259	$105,704
Weighted average common stock distributions declared per share	$0.3582	$0.3492	$0.3499	$0.4625	$0.5750
Other Information:
Weighted average number of common shares outstanding:
Basic	175,938	178,273	178,196	181,982	183,813
Diluted	188,789	190,991	191,932	197,244	197,377
Number of common shares outstanding at end of period	164,124	178,400	176,007	178,128	182,331
Number of diluted shares outstanding at end of period	176,932	190,547	189,278	192,303	198,529
Balance Sheet Data:
Real estate, before accumulated depreciation (5)	$2,380,174	$2,472,926	$2,570,480	$2,819,550	$2,724,684
Total assets	$1,967,208	$2,148,133	$2,305,409	$2,659,254	$2,670,419
Total debt obligations (6)	$1,104,086	$1,198,267	$1,323,472	$1,619,452	$1,481,503
Total liabilities	$1,241,257	$1,384,153	$1,500,398	$1,817,727	$1,671,150
Cash Flow Data:
Net cash provided by operating activities	$105,530	$87,229	$86,589	$94,487	$94,342
Net cash (used in) provided by investing activities	$74,421	$(15,102)	$72,847	$(39,465)	$89,457
Net cash used in financing activities	$(178,643)	$(82,444)	$(171,530)	$(146,597)	$(138,911)
Supplemental Information
FFO attributable to common stockholders (3)(7)	$82,170	$85,246	$85,216	$82,851	$65,237
Company-defined FFO attributable to common stockholders (7)	$85,719	$86,430	$88,044	$88,402	$90,680

(1)	Impairments and provisions for loss on real property, real estate-related debt investments and real estate securities include (i) real property impairment of $8.1 million, $9.5 million, and $2.6 million during 2015, 2014, and 2013, respectively, (ii) provisions for loan loss, net of reversals, of $23.0 million during 2011, and (iii) other than temporary impairment on securities of $3.4 million during 2011. Real property impairment losses of $5.7 million and $23.5 million recorded during the years ended December 31, 2012 and 2011, respectively, relate to properties that we have disposed of and are included within discontinued operations.
(2)	Beginning with the year ended December 31, 2014, as the result of adopting new accounting guidance, we present the aggregate net gains related to disposals of properties that are not classified as discontinued operations within continuing operations. See “Discontinued Operations” in Note 3 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for information regarding the adoption of new accounting guidance related to discontinued operations.
(3)	Income (loss) from continuing operations and FFO attributable to common stockholders includes losses on extinguishment of debt of $1.2 million, $2.5 million, and $5.7 million in 2015, 2013, and 2012, respectively.
(4)	After December 31, 2013, a discontinued operation is a component (or group of components) of the entity, the disposal of which would represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results, when such component (or group of components) have been disposed of or classified as held for sale. Through December 31, 2013, discontinued operations represent properties that we have either disposed of or have classified as held for sale if both the operations and cash flows of the property have been or will be eliminated from our ongoing operations as a result of the disposal transaction and if we will not have any significant continuing involvement in the operations of the property after the disposal transaction. Discontinued operations includes the results of (i) 12 properties classified as held for sale as of December 31, 2013, (ii) 13 properties disposed of during 2013, (iii) three properties disposed of during 2012, and (iv) five properties disposed of during 2011.
(5)	Real estate, before accumulated depreciation includes approximately $30.4 million and $193.6 million that we classified within assets held for sale as of December 31, 2014 and 2013, respectively.
(6)	Total debt obligations includes approximately $80.4 million that we classified within liabilities related to assets held for sale as of December 31, 2013.

(7)	FFO and Company-Defined FFO are defined, reconciled to GAAP net income, and discussed in “How We Measure Our Performance – Funds From Operations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On July 12, 2012, the Commission declared effective our Registration Statement on Form S-11 (the “Prior Registration Statement”). The Prior Registration Statement applied to the offer and sale (the “Prior Offering”) of up to $3,000,000,000 of our shares of common stock, of which $2,250,000,000 of shares were expected to be offered to the public in a primary offering and $750,000,000 of shares were expected to be offered to our stockholders pursuant to an amended and restated distribution reinvestment plan (subject to our right to reallocate such amounts). In the Prior Offering, we offered to the public three classes of shares: Class A shares, Class W shares and Class I shares with net asset value (“NAV”) based pricing. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Exhibit 99.1 of this Annual Report on Form 10-K, for a description of our valuation procedures and valuation components, including important disclosure regarding real property valuations provided by Altus Group U.S., Inc., an independent valuation firm (“the Independent Valuation Firm”). Our NAV is not audited by our independent registered public accounting firm. On September 15, 2015, we terminated the Prior Offering. Through September 15, 2015, the date our Prior Offering terminated, we had raised gross proceeds of approximately $183.0 million from the sale of approximately 25.8 million shares in the Prior Offering, including approximately $3.4 million through our distribution reinvestment plan.

On September 16, 2015, the Commission declared effective our Registration Statement on Form S-11 (the “Follow-On Registration Statement”). The Follow-On Registration Statement applies to the Company’s follow-on “best efforts” offering of up to $1,000,000,000 of the Company’s Class A, Class I and Class W shares of common stock, of which $750,000,000 of shares are expected to be offered to the public in a primary offering and $250,000,000 of shares are expected to be offered to stockholders of the Company pursuant to its distribution reinvestment plan (subject to the Company’s right to reallocate such amounts) (the “Follow-On Offering”). As of December 31, 2015, we had 1,703,109 Class A shares, 1,811,277 Class W shares, and 23,334,275 Class I shares outstanding.

We will also continue to sell shares of our unclassified common stock, which we refer to as “Class E” shares, pursuant to our distribution reinvestment plan offering registered on our Registration Statement on Form S-3 (Registration Number 333-162636) (the “Class E DRIP Offering”).

The primary sources of our revenue and earnings include rent received from customers under longer-term operating leases at our properties, including reimbursements from customers for certain operating costs, and interest payments from our debt related investments. Our primary expenses include rental expenses, depreciation and amortization expenses, general and administrative expenses, advisory fees and interest expenses.

Our current investments include:

(1)	Investments in real properties, consisting of office, industrial, and retail properties, located in the United States; and
(2)	Certain debt related investments, including originating and participating in whole mortgage loans secured by commercial real estate (herein referred to as “debt related investments”).

As of December 31, 2015, we had total gross investments with an estimated fair value of approximately $2.4 billion (calculated in accordance with our valuation procedures), comprising:

(1)	60 operating properties located in 21 geographic markets in the United States, aggregating approximately 10.1 million net rentable square feet, which were approximately 90.1% leased. Our operating real property portfolio consists of:
•	20 office properties located in 14 geographic markets, aggregating approximately 4.5 million net rentable square feet, with an aggregate fair value of approximately $1.4 billion;
•	34 retail properties located in nine geographic markets, aggregating approximately 3.8 million net rentable square feet, with an aggregate fair value of approximately $950.9 million; and
•	6 industrial properties located in three geographic markets, aggregating approximately 1.9 million net rentable square feet, with an aggregate fair value of approximately $90.3 million.
(2)	Approximately $15.7 million in net debt related investments, all of which are structured as mortgage notes.

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

•	Cash on hand — As of December 31, 2015, we had approximately $15.8 million of cash and cash equivalents.
•	Cash available under our credit facility — As of December 31, 2015, the unused portion of our line of credit was approximately $230.8 million, all of which was available to us.
•	Cash generated from operations — During the year ended December 31, 2015, we generated approximately $105.5 million from operations of our real properties and income from debt related investments.
•	Proceeds from offerings of equity securities — We currently maintain a public offering of our shares of common stock. During the year ended December 31, 2015, we raised approximately $86.5 million in proceeds from the sale of Class A, W and I shares in our Prior Offering and Follow-On Offering, including approximately $3.5 million under the distribution reinvestment plan. Approximately $50.8 million of the proceeds from the sale of Class A, W and I shares was raised pursuant to a selected dealer agreement, which we refer to as our “Managed Offering.” Additionally, during the year ended December 31, 2015, we received approximately $17.9 million in proceeds from the Class E DRIP Offering.
•	Proceeds from sales and repayments of existing investments — During the year ended December 31, 2015, we sold 17 operating properties and a land parcel for approximately $496.2 million. After buyer credits, closing costs, the assumption of a related mortgage note, and the reclassification of certain proceeds to restricted cash, we received net proceeds of $359.8 million. Subsequent to December 31, 2015, we sold three operating properties for approximately $170.1 million. In addition, during the year ended December 31, 2015, seven of our debt related investments with aggregate principal balances of $81.5 million were repaid to us in full.

We believe that our existing cash balance, cash generated from operations, proceeds from our public offerings and our ability to sell investments and to issue debt obligations remains adequate to meet our expected capital obligations for the next twelve months.

Launch of Private Placements of Delaware Statutory Trust Interests

In March 2016, we, through the Operating Partnership, initiated a program to raise capital in private placements exempt from registration under the Securities Act of 1933, as amended (“Private Placements”) through the sale of beneficial interests (“Interests”) in specific Delaware statutory trusts holding real properties, including properties currently indirectly owned by the Operating Partnership (the “DST Program”). From 2006 through 2009, we, through our subsidiaries conducted similar private placement offerings of fractional interests in which it raised a total of $183.1 million in gross proceeds. These fractional interests were all subsequently acquired by the Operating Partnership in exchange for an aggregate of 17.7 million OP Units.

Each Private Placement will offer Interests in one or more real properties placed into one or more Delaware statutory trust(s) by the Operating Partnership or its affiliates (“DST Properties”). We anticipate that these Interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended. Additionally, any Interests sold to investors pursuant to such Private Placements will be leased-back by an indirect wholly owned subsidiary of the Operating Partnership on a long term basis of up to 29 years. The lease agreements are expected to be fully guaranteed by the Operating Partnership. Additionally, the Operating Partnership will retain a fair market value purchase option (“FMV Option”) giving it the right, but not the obligation, to acquire the Interests from the investors at a later time in exchange for OP Units. Please see “Subsequent Events” below for more information about the DST Program.

Similar to our prior private placement offerings, we expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. We expect to use the net proceeds of these private placements to make investments in accordance with our investment strategy and policies, to provide liquidity to our investors and for general corporate purposes (which may include repayment of our debt or any other corporate purposes we deem appropriate). The specific amounts of the net proceeds that are used for such purposes, and the priority of such uses, will depend on the amount and timing of receipts of such proceeds and what we deemed to be the best use of such proceeds at such time.

One consideration that we reviewed in connection with the DST Program was the nature and extent of the long-term master lease obligation guaranteed by our Operating Partnership, which may cause us to subsidize the master lease payments to DST Program investors if the underlying cash flows from the property are not sufficient cover such lease payments. If cash flows from the underlying property were not sufficient to fund the required master lease payments, we would need to source funding from alternative sources and the difference between such amounts would reduce our NAV, cash flows from operations and net income.

Since we will sublease all of the properties sold to investors under the DST Program, we will not recognize a sale of the underlying property and we will report the proceeds from the sale of these Interests as a financing obligation in accordance with GAAP. We will account for the rental payments made pursuant to leases to DST Program investors as interest expense using the interest method whereby we will record a portion of the rental payment as interest expense and a portion as an accretion or amortization of the outstanding balance of the financing obligation. As a result, the DST Program will increase our liabilities reported on our balance sheets as we received proceeds from the sale of Interests and increase interest expense reported on our statements of income during the time that Interests remain outstanding and we make rental payments to third-party investors. However, the financing obligation and related interest expense will not have a material impact on our financial covenants related to our unsecured borrowing credit facilities, since such credit facilities do not consider such financing obligations as borrowings for purposes of determining our compliance with our leverage ratio or fixed-charge coverage ratios. Due to our ability to exercise the FMV Option to acquire Interest at a later time, we do not intend to include the financing obligation resulting from the DST Program as a borrowing for purposes of reporting our overall leverage. If we elect to exercise our FMV Option to acquire the Interests from the investors at a later time in exchange for OP Units, we will eliminate the financing obligation and record the related OP Units issued as noncontrolling interests. If we do not exercise our FMV Option we will continue to recognize these Interests as a financing obligation and record interest expense associated with our rental payments to DST Program Investors until the expiration of our lease with the DST Program investors.

Current Business Environment

The US economy produced strong enough gains across several factors in 2015 to convince the Federal Reserve to raise interest rates for the first time since 2006. During 2015, gross domestic product (“GDP”) grew at an estimated annualized rate of 2.4%, equal to the 2.4% growth in 2014. Increases in consumer spending and fixed investments by manufacturers were all sufficient to offset the disruption caused by lower oil and commodities prices. The consumer price index increased 0.7% in 2015 which compares to an increase of 0.8% in 2014. Excluding food and energy items, the consumer price index increased 2.1% in 2015, compared to 1.6% in 2014. The unemployment rate was 5.0% at the end of 2015 compared with 5.6% at the end of 2014. The economy on average created over 220,000 new jobs per month in 2015, with real earnings increasing 1.8% in 2015 compared to 1.0% in 2014. Looking toward 2016, the Federal Reserve estimates GDP growth for 2016 between 2.3% and 2.5%, along with a positive outlook for other macroeconomic factors.

The results in the US economy occurred against the backdrop of significant events in the global economy that could continue to have an impact in 2016. China’s economic growth slowed considerably in 2015, causing a decrease in Chinese demand for imports which, in turn, negatively affected the economies of many countries around the world whose trade with China accounts for a meaningful portion of their respective GDP. The European economy also struggled to gain momentum, causing policy makers to lower interest rates and increase quantitative easing in an effort to increase historically low inflation rates. Finally, the price of oil and commodities declined significantly in 2015, negatively impacting both oil and commodity-based economies as well as industries focused on those sectors. All of these factors contributed to a strengthening of the US dollar against most global currencies, which makes the price of US goods more expensive and could therefore reduce global demand for US goods and services.

Despite global uncertainties, US real estate continues to be a target investment for both domestic and foreign sources of capital. The continued modest growth of the US economy has led to improving real estate fundamentals that favor landlords. In general, new supply has been limited; the multifamily sector has been active in development while the office, industrial, and retail sectors have all kept their new supply at or below historical averages. Occupancy rates generally are increasing across the sectors, which is providing owners of real estate in many markets the opportunity to increase rental rates. In conjunction with these fundamentals, the global uncertainty has increased capital flows into US real estate while working to keep interest rates at historically low levels. The combined effect of these forces has increased real estate transaction volume and competitive pricing. Transaction volumes in the real estate sector during 2015 increased 23% compared to 2014 and are at the highest levels since the prior cycle’s peak in 2007. This has affected pricing, with yields falling for the broad real estate sector in 2015 as compared to 2014.

We are seeing these trends in our daily activities. We are generally encountering more opportunities to increase rental rates across many of our markets and believe these opportunities will continue in 2016, although certain sectors and/or markets may be disproportionately impacted by the strengthening US dollar and/or continued weakness in the oil and gas sector. For example, the strengthening US dollar could increase imports yet decrease manufacturing production, both of which could influence the fundamentals and valuation of industrial real estate. In addition, continued volatility in the oil and commodities markets could affect markets that have a large percentage of employment tied to those industries, such as Houston, TX. In our transactions, we frequently find ourselves competing with many investors for properties that we find attractive and we believe the investor demand for high quality real estate currently exceeds the amount of supply. With transaction volumes rising, there are several opportunities to invest capital into commercial real estate but we believe being selective and disciplined is paramount to making successful investments.

Significant Transactions During the Year Ended December 31, 2015

Investment Activity

Dispositions of Real Properties

During the year ended December 31, 2015, we completed (i) the disposition of 17 wholly owned properties aggregating approximately 3.1 million net rentable square feet for an aggregate sales price of approximately $488.7 million, and (ii) the sale of a wholly owned land parcel for a sales price of approximately $7.6 million. Of these sales, the most significant is the sale of a portfolio of 12 wholly owned office and industrial properties comprising approximately 2.7 million net rentable square feet to an unrelated third party for a contract sales price of approximately $398.6 million on March 11, 2015. For additional information on these dispositions, see Note 3 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Acquisitions of Real Properties

The following table summarizes our acquisitions of real properties during the year ended December 31, 2015 (dollar amounts and square footage in thousands):

Real Property	Property Type	Market	Number of Properties	Date of Acquisition	Acquired Ownership	Contract Price	Net Rentable Square Feet	Percent Leased at Acquisition
Bank of America Tower	Office	South Florida	1	December 11, 2015	100%	$35,750	110	87%
Yale Village	Retail	Tulsa, OK	1	December 9, 2015	100%	31,800	101	100%
Chester Springs	Retail	Northern New Jersey	1	October 8, 2015	100%	53,781	223	95%
Venture Corporate Center	Office	South Florida	1	August 6, 2015	100%	45,750	253	97%
Shenandoah	Retail	South Florida	1	August 6, 2015	100%	32,670	124	100%
City View	Office	Austin, TX	1	April 24, 2015	100%	68,750	274	99%
South Cape	Retail	Greater Boston (1)	1	March 18, 2015	100%	35,450	143	92%
Rialto	Office	Austin, TX	1	January 15, 2015	100%	37,300	155	94%
Total 2015 real property acquisitions			8			$341,251	1,383	96%

(1)	Our Greater Boston market comprises the greater metro area around Boston, MA. As of December 31, 2015, properties in our Greater Boston market are located in the following states: Massachusetts, Connecticut, New Hampshire, and Rhode Island.

Debt Related Investments

The table below summarizes the repayments of debt related investments that we received during the years ended December 31, 2015, 2014, and 2013 (amounts in thousands).

Description	Number of Debt Related Investment Repaid	Debt Related Investment Principal Repayments	Early Repayment Fees	Repayment of Borrowings Secured by Debt Related Investments	Net Cash Proceeds from Repayments
2015 Repayments (1)	7	$81,487	$2,586	$(11,228)	$72,845
2014 Repayments	3	29,685	244	(7,125)	22,804
2013 Repayments	4	73,712	435	(46,183)	27,964
Total Repayments For the Years Ended December 31 2015, 2014, and 2013	14	$184,884	$3,265	$(64,536)	$123,613

(1) The cash proceeds from repayment of the mezzanine debt investment includes repayment of accrued interest of approximately $6.4 million.

Financing Activity

Share Redemption Programs and Other Redemptions and Repurchases

Self-Tender Offers — To provide additional liquidity to Class E stockholders, on August 12, 2015, we completed a modified “Dutch Auction” tender offer, pursuant to which we accepted for purchase approximately 17.2 million Class E shares of common stock, at a purchase price of $7.25 per share for an aggregate cost of approximately $124.4 million.

We completed a second self-tender offer on December 23, 2015, pursuant to which we accepted for purchase approximately 2.7 million Class E shares of common stock, at a purchase price of $7.39 per share for an aggregate cost of approximately $20.1 million. Going forward, our board of directors will evaluate each quarter whether to make liquidity available to Class E stockholders through the Class E share redemption program or through a tender offer process.

Amendment to Class E SRP — In connection with the second self-tender offer described above, on November 12, 2015, the Company’s board of directors approved an Amended and Restated Class E Share Redemption Program (the “Amended Class E SRP”), which became effective on December 12, 2015. Under the Amended Class E SRP, redemptions are only available with respect to Class E shares of common stock in the event of the death or disability of a stockholder subject to the following limitation: unless approved by the board of directors, we will not make, during any consecutive 12-month period, redemptions in the event of the death or disability of a stockholder that exceed 5% of the number of Class E shares of common stock outstanding at the beginning of such 12-month period. Ordinary redemptions are no longer available under the Amended Class E SRP.

Recast of Credit Facility

During the year ended December 31, 2015, we amended and restated our $620 million senior unsecured term loan and revolving line of credit (the “Old Facility”) to provide for a $550 million senior unsecured term loan and revolving line of credit, with a syndicate of lenders led by Bank of America, N.A., as Administrative Agent (collectively, the “Amended Facility”), consisting of a $400 million revolving credit facility (the “Revolving Credit Facility”) and a $150 million term loan (the “$150 Million Term Loan”). The Amended Facility provides us with the ability from time to time to increase the size of the Amended Facility up to a total of $900 million less the amount of any prepayments under the $150 Million Term Loan, subject to receipt of lender commitments and other conditions. As of December 31, 2015, we had outstanding borrowings of $150.0 million and $167.0 million under the $150 Million Term Loan and the Revolving Credit Facility, respectively. For additional discussion of the recast of the Amended Facility, see Note 5 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

New Credit Agreement

During the year ended December 31, 2015, we entered into an unsecured credit agreement providing for a $200 million term loan with a syndicate of six lenders led by Wells Fargo Bank and National Association, which matures in February 2022 (the “$200 Million Term Loan”). As of December 31, 2015, we had outstanding borrowings of $200.0 million under the $200 Million Term Loan. For additional discussion of the $200 Million Term Loan, see Note 5 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Assumption and Defeasance of Mortgage Note

Upon the disposition of a portfolio of 12 office and industrial properties during the year ended December 31, 2015, the buyer assumed approximately $128.0 million of a mortgage note borrowing from us, which is scheduled to mature in July 2020 and bears interest at 5.46%. In addition, we were released of our obligations on $44.8 million of the mortgage note borrowing that was not assumed by the buyer through a defeasance process. Accordingly, we incurred defeasance costs of approximately $8.6 million, which are included within gain on sale of real property in the statements of income included in our financial statements beginning on page F-1 of this Annual Report on Form 10-K. Upon such defeasance, we derecognized the associated borrowing, which was assumed by an unrelated successor borrower.

Notable Mortgage Note Borrowings and Other Secured Borrowings

Repayment of Mortgage Notes and Other Secured Borrowings — During the year ended December 31, 2015, we repaid certain mortgage note borrowings in full during the respective free-prepayment periods prior to their scheduled maturities and repaid the borrowings under our repurchase facility in full using proceeds from our term loans and our revolving credit facility. The table below summarizes our repayment of mortgage note borrowings and the borrowings under our repurchase facility (amounts in thousands).

Debt Obligation	Number of Debt Obligations Repaid	Balance Repaid	Stated Interest Rate (1)	Collateral Type
Mortgage notes	10	$126,387	6.09%	Real Properties
Repurchase facility	1	37,023	2.84%	Debt Related Investments
Total/weighted average borrowings	11	$163,410	5.35%

(1)	We had effectively fixed the stated interest rates of certain of our borrowings by using interest rate swaps.

Borrowing Under Mortgage Notes — During the year ended December 31, 2015, we received proceeds from a new mortgage note borrowing of approximately $70.0 million bearing interest at a fixed rate of 3.80%, which matures in November 2025 and is non-amortizing. The mortgage note is secured by a retail property in the Washington, DC market.

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

The following unaudited table presents a reconciliation of FFO to net income (loss) for the three months and years ended December 31, 2015, 2014, and 2013 (amounts in thousands, except per share information).

	For the Three Months Ended			For the Year Ended
	December 31,			December 31,
	2015	2014	2013	2015	2014	2013
Reconciliation of net earnings to FFO:
Net income (loss) attributable to common stockholders	$730	$5,303	$(1,367)	$124,255	$29,192	$52,468
Add (deduct) NAREIT-defined adjustments:
Depreciation and amortization expense	21,710	22,514	25,093	83,114	88,994	108,191
Gain on disposition of real property (1)	(984)	(4,452)	(5,580)	(134,218)	(40,592)	(74,306)
Impairment of real estate property	—	—	2,600	8,124	9,500	2,600
Noncontrolling interests’ share of net income (loss)	47	397	(85)	7,404	4,802	4,002
Noncontrolling interests’ share of FFO	(1,635)	(1,648)	(1,687)	(6,509)	(6,650)	(7,739)
FFO attributable to common shares-basic	19,868	22,114	18,974	82,170	85,246	85,216
FFO attributable to dilutive OP Units	1,535	1,501	1,431	6,001	6,077	6,575
FFO attributable to common shares-diluted	$21,403	$23,615	$20,405	$88,171	$91,323	$91,791
FFO per share-basic and diluted	$0.12	$0.12	$0.11	$0.47	$0.48	$0.48
Weighted average number of shares outstanding
Basic	166,352	179,926	177,548	175,938	178,273	178,196
Diluted	179,203	192,137	190,942	188,789	190,991	191,932

(1)	Include amounts attributable to discontinued operations for periods presented of 2014 and 2013.

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

Our Company-Defined FFO is derived by adjusting FFO for the following items: acquisition-related expenses, gains and losses associated with extinguishment of debt and financing commitments, and gains and losses on derivatives. Management’s evaluation of our future operating performance excludes these items based on the following economic considerations:

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

Gains and losses on derivatives —Gains and losses on derivatives represent the gains or losses on the fair value of derivative instruments due to hedge ineffectiveness. As these gains or losses relate to underlying long-term assets and liabilities, where we are not speculating or trading assets, our management believes that any such gains or losses are not reflective of our ongoing operations. Accordingly, we believe by excluding unrealized gains or losses on derivatives, Company-Defined FFO provides useful supplemental information for management and investors when evaluating the sustainability of our operating performance.

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

The following unaudited tables present a reconciliation of Company-Defined FFO to FFO for the three months and years ended December 31, 2015, 2014, and 2013 (amounts in thousands, except per share information).

	For the Three Months Ended			For the Year Ended
	December 31,			December 31,
	2015	2014	2013	2015	2014	2013
Reconciliation of FFO to Company-Defined FFO:
FFO attributable to common shares-basic	$19,868	$22,114	$18,974	$82,170	$85,246	$85,216
Add (deduct) our adjustments:
Acquisition-related expenses	1,385	243	537	2,644	1,205	536
Gain on derivatives	(3)	—	—	(3)	—	—
Loss on extinguishment of debt and financing commitments	—	—	1,808	1,168	63	2,507
Noncontrolling interests’ share of NAREIT-defined FFO	1,635	1,648	1,687	6,509	6,650	7,739
Noncontrolling interests’ share of Company-Defined FFO	(1,734)	(1,664)	(1,851)	(6,769)	(6,734)	(7,954)
Company-Defined FFO attributable to common shares-basic	21,151	22,341	21,155	85,719	86,430	88,044
Company-Defined FFO attributable to dilutive OP Units	1,634	1,516	1,596	6,261	6,161	6,790
Company-Defined FFO attributable to common shares-diluted	$22,785	$23,857	$22,751	$91,980	$92,591	$94,834
Company-Defined FFO per share-basic and diluted	$0.13	$0.12	$0.12	$0.49	$0.48	$0.49
Weighted average number of shares outstanding
Basic	166,352	179,926	177,548	175,938	178,273	178,196
Diluted	179,203	192,137	190,942	188,789	190,991	191,932

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

Our Operating Results

Our net income attributable to common stockholders increased to approximately $124.3 million for the year ended December 31, 2015 from approximately $29.2 million for the year ended December 31, 2014. The increase was primarily a result of (i) an increase in gain on sale of real property, largely driven by the disposition of a portfolio of 12 office and industrial properties during the year ended December 31, 2015, and (ii) a decrease in interest expense, partially offset by a decrease in real property NOI from continuing operations as a result of the disposition activity.

Our net income attributable to common stockholders decreased to approximately $29.2 million for the year ended December 31, 2014 from approximately $52.5 million for the year ended December 31, 2013. The decrease was primarily a result of (i) a decrease in income from discontinued operations, largely resulting from gains realized from disposition of real properties, and (ii) an increase in impairment of real estate property, partially offset by (i) an increase in real property NOI from continuing operations and (ii) a decrease in debt related income.

The following series of tables and discussions describe in more detail our results of operations, including those items specifically mentioned above, for the year ended December 31, 2015 compared to the year ended December 31, 2014 and for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Three-Year Comparison

Our results of rental activities are presented in two groups: (i) all operating properties that we acquired prior to January 1, 2013 and owned through December 31, 2015 (the “Same Store Portfolio”), providing meaningful comparisons for 2015, 2014 and 2013, and (ii) all other operating properties, which were acquired or disposed during the same period, excluding dispositions classified as discontinued operations (the “Non-Same Store Portfolio”). The Same Store Portfolio includes 48 properties, comprising approximately 7.9 million square feet. The following table illustrates the changes in rental revenues, rental expenses, debt-related investment income, and net operating income for the year ended December 31, 2015 compared to the year ended December 31, 2014 and for the year ended December 31, 2014 compared to the year ended December 31, 2013 (dollar amounts in thousands).

	For the Twelve Months Ended December 31,		Amount		For the Twelve Months Ended December 31,		Amount
	2015	2014	Changed	% Change	2014	2013	Changed	% Change
Revenue
Base rental revenue - Same Store Portfolio (1)	$139,280	$138,204	$1,076	1%	$138,204	$135,154	$3,050	2%
Average % leased	89.2%	92.9%	-3.7%	-4%	92.9%	95.5%	-2.7%	-3%
Other rental revenue - Same Store Portfolio	24,429	25,024	(595)	-2%	25,024	23,723	1,301	5%
Total rental revenue - Same Store Portfolio	163,709	163,228	481	0%	163,228	158,877	4,351	3%
Rental revenue - Non-Same Store Portfolio (2)	54,569	60,973	(6,404)	-11%	60,973	48,451	12,522	26%
Total continuing rental revenue	218,278	224,201	(5,923)	-3%	224,201	207,328	16,873	8%
Debt related income	6,922	7,396	(474)	-6%	7,396	10,449	(3,053)	-29%
Total continuing revenues	$225,200	$231,597	$(6,397)	-3%	$231,597	$217,777	$13,820	6%
Rental Expenses
Same Store Portfolio	$41,334	$38,997	$2,337	6%	$38,997	$36,647	$2,350	6%
Non-Same Store Portfolio	18,256	12,000	6,256	52%	12,000	7,025	4,975	71%
Total rental expenses	$59,590	$50,997	$8,593	17%	$50,997	$43,672	$7,325	17%
Net Operating Income
Real property - Same Store Portfolio (3)	$122,375	$124,231	$(1,856)	-1%	$124,231	$122,230	$2,001	2%
Real property - Non-Same Store Portfolio (2)	36,313	48,973	(12,660)	-26%	48,973	41,426	7,547	18%
Debt related income	6,922	7,396	(474)	-6%	7,396	10,449	(3,053)	-29%
Total net operating income (4)	$165,610	$180,600	$(14,990)	-8%	$180,600	$174,105	$6,495	4%

(1)	Base rental revenue represents contractual base rental revenue earned by us from our tenants and does not include the impact of certain GAAP adjustments to rental revenue, such as straight-line rent adjustments, amortization of above-market intangible lease assets or the amortization of below-market lease intangible liabilities. Such GAAP adjustments and other rental revenue such as expense recovery revenue are included in the line item referred to as “other rental revenue.”
(2)	Excludes results from properties classified as discontinued operations in our financial statements.
(3)	Our same store NOI includes certain non-cash GAAP adjustments for rental revenue for straight line rent and amortization of above market lease assets and below market lease liabilities that caused an (decrease) increase to GAAP NOI of approximately ($4.6 million), ($1.3 million) and $158,000 for the years ended December 31, 2015, 2014, and 2013, respectively.
(4)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “Net Operating Income (“NOI”)” included above in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a reconciliation to GAAP, refer to Note 13 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Net Operating Income

Base Rental Revenue - Same Store

The table below presents the factors contributing to the increase in our same store base rental revenue for the twelve months ended December 31, 2015 and 2014 (dollar amounts other than annualized base rent per square foot in thousands):

Same Store Portfolio	Base Rent for the Twelve Months Ended December 31,			Average Percentage Leased for the Twelve Months ended December 31,		Annualized Base Rent per Square Foot for the Twelve Months ended December 31(1),
	2015	2014	$ Change	2015	2014	2015	2014
Office	$89,111	$88,670	$441	92.4%	96.6%	$30.63	$29.17
Industrial	4,920	5,024	(104)	76.5%	84.3%	3.37	3.12
Retail	45,249	44,510	739	94.1%	94.5%	16.87	16.53
Total base rental revenue - same store	$139,280	$138,204	$1,076	89.2%	92.9%	$19.76	$18.82

(1)	Represents contractual base rent and does not include the impact of tenant concessions, such as free rent and tenant reimbursements.

Base rental revenue in our same store office and retail portfolios increased for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to (i) an increase in average base rent per square foot and (ii) the expiration of rental concessions, partially offset by a decrease in the average leased square feet for the year ended December 31, 2015 driven by the vacancy of a 178,000 square feet single tenant office property in March 2015 located in the Washington, DC market, compared to the year ended December 31, 2014.

Base rental revenue in our same store industrial portfolio increased for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to a decrease in the average leased square feet for the year ended December 31, 2014 driven by the vacancy of a 122,000 square feet industrial property in January 2015, partially offset by an increase in average base rent per square foot.

The table below presents the factors contributing to the increase in our same store base rental revenue for the twelve months ended December 31, 2014 and 2013 (dollar amounts other than annualized base rent per square foot in thousands):

Same Store Portfolio	Base Rent for the Twelve Months Ended December 31,			Average Percentage Leased for the Twelve Months ended December 31,		Annualized Base Rent per Square Foot for the Twelve Months ended December 31(1),
	2014	2013	$ Change	2014	2013	2014	2013
Office	$88,670	$83,745	$4,925	96.6%	94.0%	$29.17	$28.30
Industrial	5,024	7,698	(2,674)	84.3%	98.8%	3.12	4.08
Retail	44,510	43,711	799	94.5%	95.0%	16.53	16.14
Total base rental revenue - same store	$138,204	$135,154	$3,050	92.9%	95.5%	$18.82	$17.90

(1)	Represents contractual base rent and does not include the impact of tenant concessions, such as free rent and tenant reimbursements.

Base rental revenue in our same store office and retail portfolios increased for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to (i) an increase in the average leased square feet in the same store office portfolio and (ii) an increase in average base rent per square foot, partially offset by a decrease in the average leased square feet in the same store retail portfolio for the year ended December 31, 2014, compared to the year ended December 31, 2013. Base rental revenue in our same store industrial portfolio decreased for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to tenant early termination in December 2013 of approximately 286,000 square feet at an industrial property located in the Dallas, TX market.

Other Rental Revenue - Same Store

Same store other rental revenue decreased for the year ended December 31, 2015, compared to the same period in 2014, primarily due to (i) a decrease in our straight line rent adjustment within our same store portfolio due to rent increases and the expiration of rental concessions, and (ii) a decrease in below market rent adjustment due to lease expirations during the year ended December 31, 2015, partially offset by (i) lease termination payments of approximately $1.5 million related to tenants in our retail and office portfolios that we received during the year ended December 31, 2015 and (ii) an increase in recoverable revenue due to an increase in snow removal costs incurred by properties in our Greater Boston market.

Same store other rental revenue increased for the year ended December 31, 2014 compared to the same period in 2013, primarily due to an increase in recovery income driven by general increases in rental expenses, partially offset by a decrease in straight-line rent adjustment due to the expiration of rental concessions for the year ended December 31, 2014, compared to the year ended December 31, 2013.

Rental Expenses - Same Store

The majority of the increase in repairs and maintenance expenses of the Same Store Portfolio for the year ended December 31, 2015, compared to the year ended December 31, 2014, is attributable to snow removal costs incurred by properties in our Greater Boston market.

Real estate taxes increased for the year ended December 31, 2015 from the year ended December 31, 2014, primarily driven by a tenant’s vacancy from a single-tenant office property. Prior to the vacancy, the tenant was fully responsible for the payment of the property taxes of the office property. Subsequent to the tenant’s vacancy, we were responsible for the payment of the property tax. Real estate taxes increased for the year ended December 31, 2014 from the year ended December 31, 2013, primarily driven by an increase in the appraised value of certain office and retail properties.

The table below presents the amounts recorded and changes in rental expense of our Same Store Portfolio for the twelve months ended December 31, 2015 and 2014 (dollar amounts in thousands):

	For the Twelve Months ended December 31,				For the Twelve Months ended December 31,
	2015	2014	$ Change	% Change	2014	2013	$ Change	% Change
Real estate taxes	$16,051	$15,458	$593	3.8%	15,458	$14,821	$637	4.3%
Repairs and maintenance	12,475	10,287	2,188	21.3%	10,287	9,743	544	5.6%
Utilities	5,498	6,032	(534)	-8.9%	6,032	5,319	713	13.4%
Property management fees	3,093	2,956	137	4.6%	2,956	2,706	250	9.2%
Insurance	889	975	(86)	-8.8%	975	1,040	(65)	-6.3%
Other	3,328	3,289	39	1.2%	3,289	3,018	271	9.0%
Total same store rental expense	$41,334	$38,997	$2,337	6.0%	38,997	$36,647	$2,350	6.4%

Real Property – Non-Same Store Portfolio

Prior to 2014, pursuant to the applicable accounting guidance at the time, we presented the results of all real property disposed of in 2013 or classified as held for sale as of December 31, 2013 as discontinued operations. Commencing in 2014, we adopted a new accounting standard that defines discontinued operations as a disposal of a component of our business that represents a strategic shift that has (or will have) a major effect on our operations and financial results. Since our adoption of this new accounting standard, we have not classified any of our dispositions as discontinued operations. We applied this accounting standard prospectively. As such, we continue to present results reported as discontinued operations in 2013 as discontinued operations in our accompanying statements of income. Furthermore, we report the 2014 operating results of 12 industrial properties that we classified as held for sale as of December 31, 2013 as discontinued operations in 2014. Other than this industrial portfolio, we include the operating results of all dispositions in 2014 and 2015 in our continuing operations. Had the new accounting guidance regarding discontinued operations applied to 2013, we would have included total additional rental revenue of $969,000 and $39.0 million and net operating income $629,000 and $25.0 million for 2014 and 2013, respectively, in our continuing operations. See Note 2 and Note 3 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for a discussion of our adoption of the accounting standard and a more detailed discussion of our discontinued operations.

The increase in rental revenue and NOI in our Non-Same Store Portfolio resulted from our acquisition of eight, three and one real properties in 2015, 2014 and 2013, respectively. The disposition of five real properties in 2015 and five real properties in 2014 that we included in continuing operations offset the impact of these acquisitions to our Non-Same Store Portfolio rental revenue and NOI. See our discussion under “—Significant Transactions During the Year Ended December 31, 2015—Investment Activity” for further discussion of acquisition and disposition activity, including dispositions that we present in discontinued operations.

Debt Related Income

Debt related income decreased for the year ended December 31, 2015 compared to the same period in 2014 and decreased for the year ended December 31, 2014 compared to the same period in 2013. The decrease is primarily attributable to the repayments of debt related investments during the three years. The decrease for the year ended December 31, 2015 compared to 2014 is partially offset by the investment of approximately $6.4 million in debt related investments during the same period. The increase for the year ended December 31, 2014 compared to the same period in 2013 is partially offset by the investment of approximately $15.2 million in debt related investments for the years ended December 31, 2014 and 2013. For a detailed discussion of the repayments of debt related investments, see “- Significant Transactions During the Year Ended December 31, 2015.”

Other Operating Expenses

Real Estate Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $5.9 million, or 7%, for the year ended December 31, 2015, compared to the same period in 2014, primarily due to our disposition of real properties during 2015 and 2014.

Depreciation and amortization expense, including discontinued operations, decreased by $19.2 million, or 18%, for the year ended December 31, 2014, compared to the same period in 2013. We recognized $89.0 million depreciation and amortization expense for the year ended December 31, 2014, all from continuing operations. We recognized $108.2 million of depreciation and amortization expense for the year ended December 31, 2013, which included $21.0 million recorded within discontinued operations. The decrease is primarily due to our disposition of real properties during 2014 and 2013.

General and Administrative Expenses

General and administrative expenses stayed relatively stable for the year ended December 31, 2015, compared to the same period in 2014.

General and administrative expenses increased by approximately $1.3 million, or 14%, for the year ended December 31, 2014, compared to the same period in 2013. The increase is primarily due to an increase in costs related to 2014 acquisition activity and the related reimbursement paid to our Advisor, and increased personnel costs due to the addition of our president in July 2013.

Advisory Fees

In connection with the commencement of the Prior Offering in 2012, we amended our Advisory Agreement with our Advisor to eliminate acquisition fees and tie the advisory fee earned by our Advisor to our NAV. In addition, our current advisory fees paid to our Advisor include a performance-based component for which our Advisor receives an additional fee equal to 25% of the total investment return to our Class A, W and I stockholders in a given year in excess of 6% as an incentive to reward sustainable total investment return performance to our stockholders. However, our Advisor will not receive a performance fee based on Class E shares until their NAV exceeds $10 per share. We designed the amended advisory fee structure to benefit stockholders by reducing day-to-day management fees paid to our Advisor, while incentivizing the Advisor to maximize stockholder value, whether or not new capital is raised.

During the years ended December 31, 2015 and 2014, our Advisor earned a performance-based fee component included in its advisory fee of $1.3 million and $405,000, respectively, as a result of our total weighted average return of 9.4% and 8.6%, respectively. The increase in the performance-based fee component of our advisory fees of $855,000 accounted for the majority of our increase in advisory fee in 2015 when compared to 2014. In addition, an increase in our overall NAV that resulted from our NAV per share climbing from $6.93 to $7.47 from December 31, 2013 through December 31, 2015, partially offset by net redemptions of our common stock reducing our total NAV, also contributed to the increase in our advisory fees.

The $799,000 increase in advisory fees in 2014 compared to 2013 resulted from (i) the performance based fee in 2014 increasing from $93,000 in 2013 to $405,000 in 2014 and (ii) an increase in our overall NAV resulting from our NAV per share climbing from $6.70 to $7.16 from December 31, 2012 through December 31, 2014, partially offset by net redemptions of our common stock reducing our total NAV.

See Note 11 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for further discussion of all fees and reimbursements that we pay to our Advisor.

Impairment of Real Estate Property

During 2015, 2014 and 2013, we recorded real property impairment charges of $8.1 million, $9.5 million and $2.6 million, respectively. These impairment charges resulted from our decision to consider various disposition strategies for three properties that we no longer considered strategic to our overall investment objectives. We later sold all three of these properties. The shortened hold period for future cash flows from these properties triggered the impairment losses. See Note 3 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for further discussion of these impairment charges.

In the calculation of our NAV, our real estate assets are carried at fair value using valuation methodologies consistent with ASC Topic 820, Fair Value Measurements and Disclosures. As a result, the timing of valuation changes recorded in our NAV will not necessarily be the same as for impairment charges recorded to our financial statements prepared pursuant to GAAP.

Other Income (Expenses)

Interest Expense

Interest expense decreased for the year ended December 31, 2015, compared to the same period in 2014, and decreased for the year ended December 31, 2014, compared to the same period in 2013, due to lower average borrowings and lower average interest rates.

The following table further describes our interest expense by debt obligation, and includes amortization of deferred financing costs, amortization related to our derivatives, and amortization of discounts and premiums (amounts in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Debt Obligation
Mortgage notes (1)	$35,529	$50,772	$65,201
Line of credit and other unsecured borrowings	11,258	8,843	8,610
Other secured borrowings	477	1,375	2,973
Financing obligations	244	1,210	1,205
Total interest expense	$47,508	$62,200	$77,989

(1)	Includes interest expense attributable to discontinued operations of $296,000 and $12.7 million for the years ended December 31, 2014 and 2013, respectively.

Gain on Sale of Real Property

During the years ended December 31, 2015, 2014, and 2013, we recorded gain on sale of real property of approximately $134.2 million, $40.5 million, and $74.3 million, respectively. For a detailed discussion of the real properties we disposed of during the three years, see Note 3 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Loss on Extinguishment of Debt and Financing Commitments

During the year ended December 31, 2015, we recorded approximately $1.2 million of loss on extinguishment of debt and financing commitments, primarily resulting from (i) deferred financing costs written off due to the amendment and restatement of the Old Facility on January 13, 2015 (see “Significant Transactions During the Year Ended December 31, 2015 – Financing Activity – Recast of Credit Facility” above and Note 5 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for more information regarding the recast of the Old Facility), and (ii) accelerated amortization of deferred financing costs upon the repayment of borrowings under our repurchase facilities earlier than we had originally expected.

During the year ended December 31, 2013, we recorded approximately $2.5 million of loss on extinguishment of debt and financing commitments, primarily resulting from (i) the recognition of derivative hedge losses previously included in our accumulated other comprehensive loss (“OCI”) related to loans that were assumed by the buyer of an industrial portfolio subsequent to December 31, 2013, and (ii) the accelerated amortization of deferred financing costs upon the repayment of borrowings under our repurchase facilities earlier than we had originally expected.

Liquidity Outlook

We believe our existing cash balance, our available credit under the Amended Facility, cash from operations, additional proceeds from our public offerings, proceeds from the sale of existing investments, and prospective debt or equity issuances will be sufficient to meet our liquidity and capital needs for the foreseeable future, including the next 12 months. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, distribution payments, debt service payments, including debt maturities of approximately $285.1 million, of which approximately $107.2 million are subject to extension options beyond December 31, 2016, redemption payments, potential issuer tender offers, acquisitions of real property and debt related investments. Subsequent to December 31, 2015, we repaid approximately $74.2 million of debt that was scheduled to mature over the next 12 months. Borrowings that are subject to extension options are also subject to certain lender covenants and restrictions that we must meet to extend the initial maturity date. We currently believe that we will qualify for these extension options. However, we cannot guarantee that we will meet the requirements to extend the notes upon initial maturity. In the event that we do not qualify to extend the notes, we expect to repay them with proceeds from new borrowings or available proceeds from our Revolving Credit Facility.

In order to maintain a reasonable level of liquidity for redemptions of Class A, Class W and Class I shares pursuant to our Second Amended and Restated Class A, W and I Share Redemption Program (the “Class AWI SRP”), we intend to generally maintain under normal circumstances the following aggregate allocation to sources of liquidity, which include liquid assets and capacity under our borrowing facilities: (1) 10% of the aggregate NAV of our outstanding Class A, Class W and Class I shares up to $1 billion of collective Class A, Class W and Class I share NAV, and (2) 5% of the aggregate NAV of our outstanding Class A, Class W and Class I shares in excess of $1 billion of collective Class A, Class W and Class I share NAV. However, as set forth in the Class AWI SRP, no assurance can be given that we will maintain this allocation to liquid assets. Our board of directors has the right to modify, suspend or terminate our Class AWI SRP if it deems such action to be in the best interest of our stockholders. As of December 31, 2015, the aggregate NAV of our outstanding Class A, Class W and Class I shares was approximately $197.2 million.

As of December 31, 2015, we had approximately $15.8 million of cash compared to $14.5 million as of December 31, 2014. The following discussion summarizes the sources and uses of our cash during the year ended December 31, 2015, which resulted in the net cash increase of approximately $1.3 million.

Operating Activities

Net cash provided by operating activities increased by approximately $18.3 million to $105.5 million for the year ended December 31, 2015, compared to net cash provided by operating activities of approximately $87.2 million for the same period in 2014. This increase resulted from (i) the receipt of approximately $6.4 million in accrued interest upon payoff of a mezzanine debt investment, (ii) the expiration of rent concessions, (iii) scheduled rent escalations, and (iv) normal fluctuations in the timing of tenant cash receipts.

Lease Expirations

Our primary source of funding for our property-level operating expenses and debt service payments is rent collected pursuant to our tenant leases. Our properties are generally leased to tenants for the longer term and as of December 31, 2015, the weighted average remaining term of our leases was approximately 4.5 years, based on annualized base rent, and 7.0 years, based on leased square footage. The following is a schedule of expiring leases for our consolidated operating properties by annualized base rent and square footage as of December 31, 2015 and assuming no exercise of lease renewal options (dollar and square footage amounts in thousands).

	Lease Expirations
Year (1)	Number of Leases Expiring	Annualized Base Rent (2)%		Square Feet	%
2016 (3) (4)	104	$21,925	12.0%	917	10.1%
2017	95	43,730	23.7%	1,398	15.3%
2018	126	13,443	7.3%	680	7.5%
2019	107	24,945	13.5%	1,237	13.6%
2020	111	24,229	13.1%	1,259	13.8%
2021	49	15,704	8.5%	1,577	17.2%
2022	32	9,105	4.9%	516	5.7%
2023	29	15,364	8.3%	626	6.9%
2024	24	4,977	2.7%	333	3.7%
2025	15	3,726	2.0%	199	2.1%
Thereafter	22	7,304	4.0%	378	4.1%
Total	714	$184,452	100.0%	9,120	100.0%

(1)	The lease expiration year does not include the consideration of any renewal or extension options. Also, the lease expiration year is based on noncancellable lease terms and does not extend beyond any early termination rights that the tenant may have under the lease.
(2)	Annualized base rent represents the annualized monthly base rent of leases executed as of December 31, 2015.
(3)	Includes 17 leases with annualized base rent of approximately $423,000 that are on a month-to-month basis.
(4)	Includes our lease with Northrop Grumman, which leased 100% of an office property comprising approximately 575,000 square feet, located in the Washington, DC market (“Colshire”). Northrop Grumman exercised a purchase option during January 2016 to acquire Colshire on February 18, 2016. As a result, Northrop Grumman is no longer our tenant. Excluding the Northrop Grumman lease, we would have 103 leases expiring during 2016, with total annualized base rent of approximately $6.0 million or approximately 3.3% of total portfolio annualized base rent, comprising approximately 342,000 square feet or approximately 3.8% of total portfolio square feet. For a more detailed discussion of the purchase option and the disposition of Colshire, see “- Subsequent Events” below.

Our two most significant leases, together comprising approximately 23.1% of our annualized base rent as of December 31, 2015, will expire between December 2016 and September 2017. One of these leases includes 10 subleases comprising approximately 4.2% of our annualized base rent as of December 31, 2015, which are scheduled to expire between January 2020 and December 2023. Based on market information as of December 31, 2015, we have obtained third-party estimates that current market rental rates, on a weighted-average basis utilizing annualized base rent as of December 31, 2015, are approximately 14% lower than the in-place rents. Accordingly, if market rents do not increase significantly, replicating the cash flows from these leases would be very difficult. When the leases expire we may be forced to lower the rental rates or offer other concessions in order to attract new tenants. In addition, we could be required to expend substantial funds to construct new tenant improvements in the vacated space.

During the year ended December 31, 2015, we signed new leases for approximately 460,000 square feet and renewal leases for approximately 646,000 square feet. Tenant improvements and leasing commissions related to these leases were approximately $5.4 million and $3.0 million, respectively, or $4.89 and $2.71 per square foot, respectively. Of these leases, approximately 769,000 square feet were considered comparable leases, with average straight line rent growth of 23.1%, and tenant improvements and incentives of approximately $6.91 per square foot. Comparable leases comprise leases for which prior leases were in place for the same suite within 12 months of executing a new lease. Comparable leases must have terms of at least six months and the square footage of the suite occupied by the prior tenant cannot be more or less than 50% different from the size of the new lease’s suite.

Investing Activities

We had net cash provided by investing activities of approximately $74.4 million for the year ended December 31, 2015, compared to net cash used in investing activities of approximately $15.1 million for the year ended December 31, 2014. The change is primarily due to (i) an increase in proceeds from disposition of real properties during the year ended December 31, 2015, compared to the year ended December 31, 2014, and (ii) the payoff of seven debt related investments during the year ended December 31, 2015, partially offset by (i) an increase in cash paid to acquire operating properties during the year ended December 31, 2015 compared to the year ended December 31, 2014, and (ii) an increase in capital expenditures in real property during the year ended December 31, 2015.

Financing Activities

Net cash used in financing activities increased approximately $96.2 million to approximately $178.6 million for the year ended December 31, 2015 from $82.4 million for the year ended December 31, 2014. The increase is primarily due to the repurchase of our common shares pursuant to self-tender offers and the redemption of our common shares pursuant to our share redemption programs during the year ended December 31, 2015, partially offset by net borrowing activities.

During the year ended December 31, 2015 and 2014, we raised approximately $86.5 million and $77.9 million in proceeds from the sale of Class A, W, and I shares, respectively, including approximately $3.5 million and $1.0 million under the distribution reinvestment plan, respectively. We have offered and will continue to offer Class E shares of common stock through the Class E DRIP Offering. The amount raised under the Class E DRIP Offering decreased by approximately $1.9 million to approximately $17.9 million for the year ended December 31, 2015, from approximately $19.8 million for the year ended December 31, 2014.

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

Distributions declared payable to common stockholders increased approximately $909,000 to approximately $63.1 million for the year ended December 31, 2015 from approximately $62.2 million for the same period in 2014. Such distributions were paid following the respective quarters for which they were declared. Approximately $42.0 million and $41.4 million, respectively, were paid in cash and approximately $21.2 million and $20.8 million, respectively, were reinvested in shares of our common stock pursuant to our distribution reinvestment plan during the years ended December 31, 2015 and 2014.

On December 15, 2015, our board of directors authorized for each class of common stock a dividend of $0.09 per share, subject to adjustment for class-specific expenses, for the quarter ending March 31, 2016. The dividend will be payable to stockholders of record as of the close of business on each day during the period from January 1, 2016 to March 31, 2016, pro-rated for the period of ownership. The dividend will accrue daily and be paid no later than April 30, 2016.

Redemptions and Repurchases

During the years ended December 31, 2015 and 2014, we redeemed or repurchased approximately 29.2 million and 11.7 million shares of common stock for approximately $212.9 million and approximately $82.1 million, respectively. The increase in cash used for redemptions is primarily due to (i) repurchases pursuant to our self-tender offers during the year ended December 31, 2015, and (ii) an increase in the cash used for redemptions pursuant to our Class AWI SRP, partially offset by a decrease in the cash used for redemptions pursuant to our Class E SRP.

During the year ended December 31, 2015, we completed two self-tender offers, including (i) a modified “Dutch Auction” tender offer, pursuant to which we accepted for purchase approximately 17.2 million Class E shares of common stock for an aggregate cost of approximately $124.4 million, and (ii) a self-tender offer, pursuant to which we accepted for purchase approximately 2.7 million Class E shares of common stock for an aggregate cost of approximately $20.1 million. During the years ended December 31 2015 and 2014, we redeemed approximately 916,000 and 650,000 Class A, Class W, and Class I shares, respectively, pursuant to our Class AWI SRP for a total of approximately $6.8 million and $4.6 million, respectively. During the years ended December 31, 2015 and 2014, we redeemed approximately 8.4 million and 11.0 million Class E shares of common stock pursuant to our Class E SRP for approximately $61.7 million and $77.5 million, respectively. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Programs and Other Redemptions or Repurchases” of this Annual Report on Form 10-K for a description of our share redemption programs and other redemptions and repurchases.

In addition to the above-mentioned redemptions, during the years ended December 31, 2015 and 2014, we redeemed approximately 360,000 and 1.1 million OP Units, respectively, from our OP Unit holders for approximately $2.7 million and $7.9 million, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures or capital resources. There are no lines of credit, side agreements, or any other derivative financial instruments related to or between our unconsolidated joint venture and us, and we believe we have no material exposure to financial guarantees.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2015, specifically our obligations under mortgage note agreements (amounts in thousands).

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings (1)	$1,242,879	$327,077	$399,430	$193,930	$322,442

(1)	Includes principal and interest payments due for our mortgage notes and other unsecured borrowing obligations.

Subsequent Events

The following dispositions and financing transactions occurred subsequent to December 31, 2015.

Self-Tender Offer

On February 5, 2016, we commenced a self-tender offer to purchase for cash up to $30 million of our Class E shares, subject to our ability to increase the number of shares accepted for payment in the offer by up to but not more than 2% of our outstanding Class E shares (resulting in a commensurate increase in the dollar volume by up to approximately $20.3 million, without amending or extending the offer in accordance with rules promulgated by the Commission, at a purchase price of $7.39 per share, net to the seller in cash, less any applicable withholding taxes and without interest. The offer was made upon the terms and subject to the conditions set forth in the Offer to Purchase, dated February 5, 2016, and in the related Letter of Transmittal, filed with the Commission on Schedule TO on February 5, 2016. The offer will expire at 5:00 p.m. Central Time, on Monday, March 14, 2016.

Repayments of Mortgage Notes

Subsequent to December 31, 2015, we repaid three mortgage note borrowings in full using proceeds from our Revolving Credit Facility. The following table describes our repayment of mortgage note borrowings subsequent to December 31, 2015 (dollar amounts in thousands):

Debt Obligation	Repayment Date	Balance as of December 31, 2015	Interest Rate Fixed or Floating	Stated Interest Rate as of December 31, 2015	Contractual Maturity Date	Collateral Type	Collateral Market
1300 Connecticut	1/12/16	$45,041	Fixed	6.81%	4/10/16	Office Property	Washington, DC
Washington Commons	2/1/16	21,300	Fixed	5.94%	2/1/16	Office Property	Chicago, IL
40 Boulevard (1)	3/1/16	7,890	Floating	3.43%	3/11/16	Office Property	Chicago, IL
Total/weighted average		$74,231		6.20%

(1)	The mortgage note is subject to an interest rate of 3.0% over one-month LIBOR.

Termination of Purchase Option

As discussed in Item 1A and Item 2 of Part I of this Annual Report on Form 10-K, “Colshire,” an office property located in the Washington, DC area, was subject to a purchase option held by the tenant with an exercise price of approximately $158.4 million (the “Colshire Purchase Option”). The tenant exercised the purchase option during January 2016. We subsequently disposed of the office property during February 2016, as further discussed below.

Disposition of Real Property

The followings table describes our disposition of real properties subsequent to December 31, 2015 (square footage amounts and dollar amounts in thousands):

			As of December 31, 2015
Real Property	Property Type	Market	Ownership	Net Rentable Square Feet	Percentage Leased	Net Basis	Disposition Date	Contract Sales Price
Colshire Drive (1)	Office	Washington, DC	100%	575	100%	$118,558	2/18/16	$158,400
40 Boulevard (2)	Office	Chicago, IL	80%	107	66%	9,505	3/1/16	9,850
Washington Commons (2)	Office	Chicago, IL	80%	200	81%	16,978	3/1/16	18,000
Total subsequent real property dispositions				882	92%	$145,041		$186,250

(1)	The office property was subject to the Colshire Purchase Option.
(2)	The office properties were consolidated in our consolidated financial statements included in this Annual Report on Form 10-K. We held these properties through a joint venture in which we are not the managing partner.

Launch of Private Placements of Delaware Statutory Trust Interests

Private Placements

In March 2016, we, through the Operating Partnership, initiated a program to raise capital in private placements exempt from registration under the Securities Act of 1933, as amended (“Private Placements”) through the sale of beneficial interests (“Interests”) in specific Delaware statutory trusts holding real properties, including properties currently indirectly owned by the Operating Partnership (the “DST Program”). From 2006 through 2009, we, through our subsidiaries conducted similar private placement offerings of fractional interests in which it raised a total of $183.1 million in gross proceeds. These fractional interests were all subsequently acquired by the Operating Partnership in exchange for an aggregate of 17.7 million OP Units.

Each Private Placement will offer Interests in one or more real properties placed into one or more Delaware statutory trust(s) by the Operating Partnership or its affiliates (“DST Properties”). We anticipate that these Interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). Additionally, any Interests sold to investors pursuant to such Private Placements will be leased-back by an indirect wholly owned subsidiary of the Operating Partnership on a long term basis of up to 29 years. The lease agreements are expected to be fully guaranteed by the Operating Partnership. Additionally, the Operating Partnership will retain a fair market value purchase option (“FMV Option”) giving it the right, but not the obligation, to acquire the Interests from the investors at a later time in exchange for OP Units.

Dealer Manager Agreement

In connection with the DST Program, in March 2016, Dividend Capital Exchange LLC (“DCX”), a wholly owned subsidiary of our taxable REIT subsidiary that is wholly owned by the Operating Partnership, entered into a Dealer Manager Agreement with our Dealer Manager, pursuant to which the Dealer Manager agreed to conduct Private Placements for Interests reflecting an indirect ownership of up to $500 million of Interests. DCX will pay certain up-front fees and reimburse certain related expenses to the Dealer Manager with respect to capital raised through any such Private Placements. DCX is obligated to pay the Dealer Manager a dealer manager fee of up to 1.5% of gross equity proceeds raised and a commission of up to 5% of gross equity proceeds raised through the Private Placements. The Dealer Manager may re-allow such commissions and a portion of such dealer manager fee to participating broker dealers.

In addition, we, or our subsidiaries, are obligated to pay directly or reimburse the Advisor and the Dealer Manager if they pay on our behalf, any organization and offering expenses (other than selling commissions and the dealer manager fee) as and when incurred. These expenses may include reimbursements for the bona fide due diligence expenses of participating broker-dealers, supported by detailed and itemized invoices, and similar diligence expenses of investment advisers, legal fees of the Dealer Manager, reimbursements for customary travel, lodging, meals and reasonable entertainment expenses of registered persons associated with the Dealer Manager, the cost of educational conferences held by us, including costs reimbursement for registered persons associated with the Dealer Manager and registered representatives of participating broker-dealers to attend educational conferences sponsored by us, and attendance fees and costs reimbursement for registered persons associated with the Dealer Manager to attend seminars conducted by participating broker-dealers and promotional items.

We intend to recoup the costs of the selling commissions and dealer manager fees described above through a purchase price “mark-up” of the initial estimated fair value of the DST Properties to be sold to investors, thereby placing the economic burden of these up-front fees on the investors purchasing such Interests. In addition, to offset some or all of our organization and offering expenses associated with the Private Placements, we will add a purchase price mark-up of the estimated fair value of the DST Properties to be sold to investors in the amount of 1.5% of the gross equity proceeds. Collectively, these purchase price mark-ups total up to 8% of the gross equity proceeds raised in the Private Placements. Additionally, we will be paid, by investors purchasing Interests, a non-accountable reimbursement equal to 1.0% of gross equity proceeds for real estate transaction costs that we expect to incur in selling or buying these Interests. Also, investors purchasing Interests will be required to pay their own respective closing costs upon the initial sale of the interests.

Advisory Agreement

In connection with the DST Program, we, the Operating Partnership and the Advisor entered into the Ninth Amended and Restated Advisory Agreement, dated as of March 2, 2016 (the “Amended Advisory Agreement”). The Amended Advisory Agreement amends the prior advisory agreement by providing that the fixed component of the advisory fee paid to the Advisor, in consideration for the asset management services it provides on the our behalf, is now a fixed component that accrues daily in an amount equal to 1/365th of 1.15% of (a) the “Aggregate Fund NAV” (i.e., the aggregate net asset value or “NAV” of our Class E shares, Class A shares, Class W shares and Class I shares, along with the OP Units held by third parties) for such day and (b) the consideration received by us or our affiliate for selling Interests in DST Properties to third party investors, net of up-front fees and expense reimbursements payable out of gross sale proceeds from the sale of such Interests, including but not limited to sales commissions, dealer manager fees and non-accountable expense allowances. Before this amendment, the Advisor was paid based on the amount of equity outstanding, and while the Private Placement is intended to raise capital for us, cash proceeds are received the day the Interests are sold but OP Units may not be issued for several years, if at all. This amendment clarifies that the Advisor will earn compensation for managing proceeds raised in the Private Placement. We will continue to pay the Advisor a development management fee equal to 4.0% of the cost to develop, construct or improve any properties, regardless of whether they are held in fee simple or DST Properties held through leasehold interests (though we may make only minor, non-structural modifications to DST Properties). The Amended Advisory Agreement also clarifies that we must reimburse the Advisor for any private offering organization and offering expenses, such as those of the DST Program, it incurs on our behalf, including Advisor personnel costs, unless it has agreed to receive a fee in lieu of reimbursement.

Limited Partnership Agreement

In connection with the launch of the DST Program, the Company, on behalf of itself as general partner and on behalf of all the limited partners thereto, entered into the Fifth Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated as of March 2, 2016 (the “Amended and Restated Operating Partnership Agreement”). The Amended and Restated Operating Partnership Agreement amends the prior operating partnership agreement by establishing two series of Class E OP Units, with different redemption and registration rights. The currently existing third-party holders of Class E OP Units will now hold Series 1 Class E OP Units, and will continue to have the same redemption and registration rights they had previously, which include the right, in certain circumstances to require the Operating Partnership to redeem the OP Units for Class E shares of the Company or cash. Any purchasers of Interests in the DST Program that ultimately acquire OP Units through the FMV Option will acquire Series 2 Class E OP Units, which will have similar redemption and registration rights to those of the holders of Series 1 Class E OP Units, except that their redemption rights will in certain circumstances require the Operating Partnership to redeem the OP Units for Class I shares of the Company. In addition, the Amended and Restated Operating Partnership Agreement provides that a redemption fee of 1.5% of the shares otherwise payable to a limited partner upon redemption of Series 2 Class E Units will be paid to the Manager (defined below).

Delaware Statutory Trust Agreement

DCX Manager LLC (the “Manager”), an affiliate of the Advisor, will be engaged to act as the manager of each Delaware statutory trust holding a DST Property. While the intention is to sell 100% of the interests to third parties, DCX may hold an interest for a period of time and therefore could be subject to the following description of fees and reimbursements paid to the Manager. The trust manager will have primary responsibility for performing administrative actions in connection with the trust and any DST Property and has the sole power to determine when it is appropriate for a trust to sell a DST Property. The trust manager will be entitled to the following payments from the trust: (i) a management fee equal to a stated percentage (e.g., 1.0%) of the gross rents payable to the trust, with such amount to be set on a deal-by-deal basis, (ii) a disposition fee of 1.0% of the gross sales price of any DST Property sold to a third party, and (iii) reimbursement of certain expenses associated with the establishment, maintenance and operation of the trust and DST Properties.

Additionally, the Manager or its affiliate may earn a 1.0% loan fee for any financing arrangement sourced, negotiated and executed in connection with the DST Program. This loan fee only is payable to the Manager by new investors that purchase Interests and therefore is not paid by the Company or its affiliates.

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

Critical Accounting Policies and Estimates

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

Investments in Real Property

Costs associated with the acquisition of real property, including acquisition fees paid to our Advisor, are expensed as incurred. In addition, we estimate the fair value of contingent consideration and contingencies related to acquisitions of real property in determining the total cost of the property acquired. Subsequent changes in the fair value of such contingent consideration are recorded either as a gain or loss in our consolidated statements of income. Contingencies are subsequently adjusted through the consolidated statements of income when new information becomes available indicating that settlement of a contingent liability is probable and can be estimated at an amount greater than the acquisition date fair value, or the contingency is resolved, in which case the contingent asset or liability is derecognized.

Costs associated with the development and improvement of our real property assets are capitalized as incurred. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. During the land development and construction periods, we capitalize interest costs, insurance, real estate taxes and certain general and administrative costs if such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. The results of operations for acquired real property are included in our accompanying statements of income from their respective acquisition dates.

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

We record acquired “above-market” and “below-market” leases at their fair value equal to the difference between the contractual amounts to be paid pursuant to each in-place lease and our estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining term of the lease plus the term of any below-market fixed-rate renewal option periods for below-market leases. In addition, we allocate a portion of the purchase price of an acquired property to the estimated value of customer relationships, if any. As of December 31, 2015, we had not recognized any estimated value to customer relationships.

The following table summarizes the amounts that we have incurred in amortization expense for intangible lease assets and adjustments to rental revenue for above-market lease assets and below-market lease liabilities for the years ended December 31, 2015, 2014 and 2013 (amounts in thousands).

	For the Year Ended December 31,
	2015	2014	2013
Above-market lease assets	$(5,216)	$(6,708)	$(7,293)
Below-market lease liabilities	6,029	7,324	7,537
Net increase to rental revenue	$813	$616	$244
Intangible lease asset amortization	$(44,260)	$(48,937)	$(62,325)

We expense any unamortized intangible lease asset or record an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability when a tenant terminates a lease before the stated lease expiration date. We recorded an insignificant amount of adjustments related to write-offs of unamortized intangible lease assets and liabilities due to early lease terminations during the years ended December 31, 2015, 2014 and 2013.

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

The following table presents expected amortization during the next five years and thereafter related to the acquired above-market lease assets, below-market lease liabilities and acquired in-place lease intangibles, for properties owned as of December 31, 2015 (amounts in thousands).

	For the Year Ended December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Acquired above-market lease assets	$(5,087)	$(2,495)	$(719)	$(633)	$(238)	$(569)	$(9,741)
Acquired below-market lease liabilities	5,787	5,114	4,509	3,783	3,077	43,349	65,619
Net rental revenue increase	$700	$2,619	$3,790	$3,150	$2,839	$42,780	$55,878
Acquired in-place lease intangibles	$45,472	$27,756	$16,721	$11,568	$6,649	$20,527	$128,693

Discontinued Operations and Held for Sale

Beginning with the year ended December 31, 2014, a discontinued operation is defined as a component (or group of components) of the entity, the disposal of which would represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results, when such a component (or group of components) has been disposed of or classified as held for sale. Through December 31, 2013, we present the results of operations and the respective aggregate net gains (losses) of any property or group of properties that were disposed or classified as held for sale as of the end of each year when the operations and cash flows have been (or will be) eliminated from our ongoing operations and we will not have any significant continuing involvement. Interest expense is included in discontinued operations only if it is directly attributable to these operations or properties. The results of operations of properties that have been classified as discontinued operations are reported as discontinued operations for all periods presented. We classify real property as held for sale when our management commits to a plan to sell the property, the plan has appropriate approvals, the sale of the property is probable, and certain other criteria are met. At such time, the respective assets and liabilities are presented separately on our balance sheets and depreciation is no longer recognized. Assets held for sale are reported at the lower of their carrying amount or their estimated fair value less the costs to sell the assets. We recognize an impairment loss for assets held for sale if the current net book value of the property exceeds its fair value less selling costs. As of December 31, 2014 and 2013, one and 12 of our properties were classified as held for sale, respectively.

Impairment — Real Property

We review our investments in real property that are classified as held and used individually on a quarterly basis, and more frequently when such an evaluation is warranted, to determine their appropriate classification, as well as whether there are indicators of impairment.

As of December 31, 2015, all of our properties were classified as held and used. These held and used assets are reviewed for indicators of impairment, which may include, among others, vacancy, each tenant’s inability to make rent payments, operating losses or negative operating trends at the property level, notification by a tenant that it will not renew its lease, a decision to dispose of a property, including a change in estimated holding periods, or adverse changes in the fair value of any of our properties. If indicators of impairment exist on a held and used asset, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is greater than the current net book value, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is less than its current net book value, we recognize an impairment loss for the difference between the net book value of the property and its estimated fair value. If our assumptions, projections or estimates regarding a property change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the property.

During the year ended December 31, 2015, we recorded approximately $1.6 million of impairment charges related to a wholly owned retail property (“Mt. Nebo”), which we later sold during 2015, and a $6.5 million impairment charge related to a consolidated office property located in the Chicago, IL market, which we acquired in February 2007 and we hold through a joint venture in which we are not the managing partner. We have an 80% ownership interest in the office property. During the year ended December 31, 2014, we recorded a $9.5 million impairment related to Mt. Nebo.

New Accounting Pronouncements

For our consideration of new accounting pronouncements, see Note 2 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

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

As of December 31, 2015, the fair value of our fixed rate mortgage debt was $576.4 million and the carrying value of our fixed rate mortgage debt was $579.2 million. The fair value estimate of our fixed rate mortgage debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of December 31, 2015. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of December 31, 2015, we had approximately $149.5 million of unhedged variable rate borrowings outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our remaining variable rate borrowings were to increase 10%, we estimate that our annual interest expense would increase by approximately $64,000 based on our outstanding floating-rate debt as of December 31, 2015.

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

Disclosure Controls and Procedures

As of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015, to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

During 2015, management conducted an evaluation of the effectiveness of our internal control over financial reporting, based upon criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls, and a conclusion on this evaluation. Based upon this evaluation, management determined that our internal control over financial reporting is effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting processes that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Distribution Reinvestment Plan Suitability Requirement

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

In addition, Class E stockholders participating in the DRP in Ohio and Oregon must have a net worth of at least 10 times their investment in us and any of our affiliates (namely, Logistics Property Trust Inc. and Industrial Property Trust Inc.).

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

Set forth below is certain information about our directors, including their respective position, age, biographical information, directorships held in the previous five years, and the experience, qualifications, attributes, and/or skills that led the board of directors to determine that the person should serve as our director. All of our directors have terms expiring on the date of the 2016 annual meeting of stockholders or until his or her successor is elected and qualified. For information regarding each director’s beneficial ownership of shares of our common stock, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K.

Richard D. Kincaid Chairman of the board of directors Age: 54 Director since 2012 Member of audit committee Member of investment committee

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

Prior to joining Equity Office Properties Trust in 1995, Mr. Kincaid was Senior Vice President of Finance for Equity Group Investments, Inc., where he oversaw debt financing activities for the public and private owners of real estate controlled by Mr. Samuel Zell. During his tenure at Equity Group Investments and Equity Office Properties Trust, Mr. Kincaid supervised more than $11 billion in financing transactions, including property level loans encumbering office buildings, apartments, and retail properties, as well as unsecured debt, convertible debt securities, and preferred stock. Prior to joining Equity Group Investments in 1990, Mr. Kincaid held positions with Barclays Bank PLC and The First National Bank of Chicago. Richard Kincaid is currently the President and Founder of the BeCause Foundation. The BeCause Foundation is a nonprofit corporation that heightens awareness about a number of complex social problems and promotes change through the power of film. Mr. Kincaid is also an active private investor in early stage companies. Mr. Kincaid is on the board of directors of Rayonier Inc. (NYSE: RYN), an international real estate investment trust (“REIT”) that specializes in timber and specialty fibers. He also serves on the board of directors of Strategic Hotels and Resorts (NYSE: BEE), an owner of upscale and luxury hotels in North America and Europe. He also serves on the board of directors of the Street Medicine Institute. Mr. Kincaid received his Master’s Degree in Business Administration from the University of Texas, and his Bachelor’s Degree from Wichita State University.

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

John A. Blumberg Director Age: 56 Director since 2006 Chairman of investment committee

John A. Blumberg has served as a director of our board of directors since January 2006 and also as our Chairman of the board of directors from January 2006 to September 2012. Mr. Blumberg has also been a manager of our Advisor since April 2005. From October 2009 to March 2010, Mr. Blumberg served as the Chairman of the board of directors of Industrial Income Trust Inc. (“Industrial Income Trust”), a Denver, Colorado-based REIT focusing on industrial real estate which was sold in November 2015. He is also a manager of Industrial Income Advisors LLC, the former advisor to Industrial Income Trust. Mr. Blumberg is also a manager of Industrial Property Advisors LLC, the advisor to Industrial Property Trust Inc. (“Industrial Property Trust”), a Denver, Colorado-based REIT, and of Logistics Property Advisors LLC, the advisor to Logistics Property Trust Inc. (“Logistics Property Trust”), a Denver, Colorado-based REIT.

Mr. Blumberg is a principal of both Dividend Capital Group LLC and Black Creek Group LLC, a Denver based real estate investment firm which he co-founded in 1993. In 2014, Mr. Blumberg joined the Board of Directors for Rayonier Inc. Since 2006, Mr. Blumberg has also been chairman of Mexico Retail Properties, a fully integrated retail real estate company that acquires, develops and manages retail properties throughout Mexico. Mr. Blumberg has been active in real estate acquisition, development and redevelopment activities since 1993 and, as of December 31, 2014, with affiliates, has overseen directly, or indirectly through affiliated entities, the acquisition, development, redevelopment, financing and sale of real properties having combined value of approximately $15.4 billion. Prior to co-founding Black Creek Group LLC, Mr. Blumberg was President of JJM Investments, which owned over 100 shopping center properties in Texas. During the 12 years prior to joining JJM Investments, Mr. Blumberg served in various positions with Manufacturer’s Hanover Real Estate, Inc., Chemical Bank and Chemical Real Estate, Inc., most recently as President of Chemical Real Estate, Inc. Mr. Blumberg holds a Bachelor’s Degree from the University of North Carolina at Chapel Hill.

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

Charles B. Duke Director Age: 58 Director since 2006 Chairman of audit committee Member of investment committee

Charles B. Duke has served as an independent director of our board of directors since January 2006. Mr. Duke also served as an independent director on the board of directors of Industrial Income Trust from December 2009 to November 2015 and an independent director on the board of directors of Logistics Property Trust since February 2016. Mr. Duke has also served as an Independent Director on the board of Industrial Property Trust since March 2013. Mr. Duke is currently founder and Chief Executive Officer of To-Table Inc. (“To-Table”), a retailer of specialty gourmet foods. Prior to founding To-Table in November 2014, Mr. Duke was involved in the management of two ink jet cartridge remanufacturers and aftermarket suppliers: Mr. Duke served as Executive Vice President of IJR, Inc. in Phoenix, Arizona, from October 2012 to July 2014, and as the founder, President and Chief Executive Officer of Legacy Imaging, Inc. from 1996 through 2012. Mr. Duke has been active in entrepreneurial and general business activities since 1980 and has held several executive and management roles throughout his career, including founder, president, and owner of Careyes Corporation, a private bank, registered investment advisor and a member of the Financial Industry Regulatory Authority (“FINRA”) based in Denver, Colorado, Chief Financial Officer at Particle Measuring Systems, a global technology leader in the environmental monitoring industry based in Boulder, Colorado, and Vice President of Commercial Loans at Colorado National Bank. Mr. Duke also spent four years with Kirkpatrick Pettis, the investment-banking subsidiary of Mutual of Omaha, as Vice President of Corporate Finance, involved in primarily mergers and acquisitions, financing, and valuation activities. Mr. Duke graduated from Hamilton College in 1980 with a Bachelor’s Degree in Economics and English.

We believe that Mr. Duke’s qualifications to serve on our board of directors include his considerable experience in financial matters, including specifically his experience as founder and president of a private bank and as Chief Financial Officer of a significant organization, and we believe his business management experience is valuable in terms of providing director leadership.

Daniel J. Sullivan Director Age: 50 Director since 2006 Member of audit committee Member of investment committee Member of conflicts resolution committee

Daniel J. Sullivan has served as an independent director of our board of directors since January 2006. Since 2003, Mr. Sullivan has been a private consultant and an author. From 2003 to 2013, Mr. Sullivan was also the assistant editor of Humanitas, an academic journal published by the National Humanities Institute. Prior to that, from 1998 to 2002, he was Director of Business Development at Jordan Industries Inc. Mr. Sullivan has eighteen years of international business, consulting, and private equity investment experience, including over four years, from 1987 through 1991, in the real estate industry as an appraiser, property analyst, and investment banker with Manufacturers Hanover Real Estate Investment Banking Group in New York. During that time, Mr. Sullivan participated in the structuring and private placement of over $1 billion in long term, fixed-rate, and multi-property mortgage financings for the bank’s corporate clients. Mr. Sullivan holds a Master of Arts Degree in Political Theory from The Catholic University of America in Washington, DC and a Bachelor of Arts Degree in History from Boston College in Chestnut Hill, Massachusetts.

We believe that Mr. Sullivan’s diverse background in education, journalism, international business, consulting, and private equity investment adds a unique perspective to our board of directors in fulfilling its duties. His qualifications to serve on our board are also demonstrated by his experience in international business, finance, and real estate investments.

John P. Woodberry Director Age: 53 Director since 2006 Member of conflicts resolution committee Member of investment committee

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

Name	Age	Position
Jeffrey L. Johnson	56	Chief Executive Officer
J. Michael Lynch	63	President
M. Kirk Scott	37	Chief Financial Officer and Treasurer
Joshua J. Widoff	45	Executive Vice President, General Counsel and Secretary
Gregory M. Moran	43	Executive Vice President

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

J. Michael Lynch has served as our President since July 2013. Mr. Lynch has over 30 years of real estate development and investment experience. Prior to joining us, Mr. Lynch served as Chief Investment Officer of Arden Realty, Inc., a GE Capital Real Estate Company, from May 2007 to June 2013. While with Arden Realty, Mr. Lynch oversaw capital market activities for a $4.5 billion office and industrial portfolio and led a team responsible for approximately $2 billion in acquisition and disposition activity. From May 2004 to March 2007, he served as Senior Vice President of Investments for Equity Office Properties Trust. While at Equity Office Properties Trust, Mr. Lynch managed office investment activity in major cities in the Western U.S. and development activity throughout the U.S. and completed transactions valued at over $1.5 billion of core and core-plus properties.

Mr. Lynch serves as an Advisory Board member for American Homes 4 Rent. Mr. Lynch received his Bachelor of Science Degree in Economics, cum laude, from Mount Saint Mary’s College and his Master’s Degree in Architecture from Virginia Polytechnic Institute.

M. Kirk Scott has served as our Chief Financial Officer and Treasurer since April 2009 and served as our Vice President and Controller from April 2008 to September 2011. Since joining us in April 2008, Mr. Scott has overseen and developed investor and lender relations, finance, financial reporting, accounting, budgeting, forecasting, internal audit, securities and tax compliance, lender relations and other related areas of responsibilities. Prior to joining us in 2008, Mr. Scott was Controller of Denver-based NexCore Group, a fully-integrated real estate development and operating company primarily focused within the medical office sector that has developed or acquired over 4.7 million square feet of facilities. Within his capacity as Controller, Mr. Scott directed and oversaw the accounting, financial reporting and compliance, budgeting, forecasting and investor relation functions for the NexCore Group. From 2002 until 2006, Mr. Scott was Assistant Controller at Dividend Capital Group LLC and DCT Industrial Trust Inc. (NYSE: DCT) during that company’s growth from inception to more than $2 billion in assets under management where he was responsible for establishing the organization’s accounting and financial reporting function including compliance with the rules and regulations of the Commission, FINRA, the Internal Revenue Service and various state blue sky laws. Prior thereto, Mr. Scott was an auditor with KPMG focused on various real estate assignments. Mr. Scott holds a Bachelor’s Degree in Accounting, cum laude, from the University of Wyoming.

Joshua J. Widoff has served as Executive Vice President, General Counsel and Secretary since October 2010, and served as Senior Vice President, Secretary and General Counsel from September 2007 to October 2010. He also served as the Executive Vice President, General Counsel and Secretary of Industrial Income Trust from November 2013 until November 2015, and as its Senior Vice President, General Counsel and Secretary from May 2009 to December 2013. Mr. Widoff has served as the Executive Vice President, General Counsel and Secretary of Industrial Property Trust since September 2012 and as the Executive Vice President, General Counsel and Secretary of Logistics Property Trust since November 2014. Mr. Widoff is also the Executive Vice President, General Counsel and Secretary of DC Industrial Liquidating Trust, a Maryland trust. He has also served as a Managing Director of Black Creek Group LLC, a Denver-based private equity real estate firm, since September 2007, and as Executive Vice President of Dividend Capital Group LLC since October 2010. Prior to joining us in September 2007, Mr. Widoff was a partner from October 2002 to July 2007 at the law firm of Brownstein Hyatt Farber Schreck, P.C., where he was active in the management of the firm, serving as chairman of both the firm’s Associate and Recruiting Committees and overseeing an integrated team of attorneys and paralegals servicing clients primarily in the commercial real estate business. During more than a dozen years of private practice, he managed transactions involving the acquisition, development, leasing, financing and disposition of various real estate assets, including vacant land, apartment and office buildings, hotels, casinos, industrial/warehouse facilities and shopping centers. He also participated in asset and stock acquisition transactions, convertible debt financings, private offerings and complex joint venture negotiations. Mr. Widoff served as general business counsel on a variety of contract and operational issues to a wide range of clients in diverse businesses. Mr. Widoff currently serves as a Vice-Chair and Commissioner for the Denver Urban Renewal Authority. Mr. Widoff received his Bachelor’s Degree from Trinity University in Texas and his Juris Doctor Degree from the University of Colorado School of Law.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, our officers, and certain beneficial owners, or, collectively, reporting persons, to file reports of holdings and transactions in our shares of common stock with the Commission. To our knowledge, based solely on review of copies of such reports, during the year ended December 31, 2015, all of such reporting persons complied with all Section 16(a) filing requirements applicable to them.

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

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics, which applies to all employees of our Advisor, and our officers and directors, including our Chief Executive Officer and our Chief Financial Officer. Additionally, our board of directors has adopted a code of ethics specifically for the unique and critical roles of our Chief Executive Officer and our Senior Financial Officers, including our Chief Financial Officer. Copies of the Code of Business Conduct and Ethics and the Code of Ethics for our Chief Executive Officer and our Senior Financial Officers may be found on our website at www.dividendcapitaldiversified.com. Our board of directors must approve any amendment to or waiver of the Code of Business Conduct and Ethics as well as the Code of Ethics for our Chief Executive Officer and our Senior Financial Officers. We presently intend to disclose amendments and waivers, if any, of the Code of Business Conduct and Ethics on our website.

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

The following table sets forth information concerning the compensation of our independent directors for the year ended December 31, 2015:

Name	Fees Earned or Paid in Cash(1)	Stock Awards (1)	Total
Charles B. Duke	$78,500	$10,383	$88,883
Daniel J. Sullivan	71,000	10,383	81,383
John P. Woodberry	61,000	10,383	71,383
Total	$210,500	$31,149	$241,649

(1)	This column reflects fees earned in 2015. In addition, the following amounts were earned in 2014 and paid in 2015: $20,625 for Mr. Duke, $18,750 for Mr. Sullivan and $14,750 for Mr. Woodberry.
(2)	Includes (i) the amortized portion of an Annual Award which was made on June 25, 2014 to each independent director then in office and fully vested on June 24, 2015, with the number of RSUs based on the Class I NAV as of the end of the day on June 25, 2014 (“2014 Director RSU Grant”), (ii) the amortized portion of an Annual Award which was made on June 25, 2015 to each independent director then in office and will fully vest on June 23, 2016, with the number of RSUs based on the Class I NAV as of the end of the day on June 25, 2015, and (iii) the dividend equivalents related to the 2014 Director RSU Grant, which was accrued over the one-year period between June 25, 2014 and June 24, 2015 and fully vested on June 24, 2015, the date the 2014 Director RSU Grant fully vested.

Executive Compensation

Compensation Discussion and Analysis

Because our Advisory Agreement provides that our Advisor assumes principal responsibility for managing our affairs, we have no employees, and our executive officers, in their capacities as such, do not receive compensation from us, nor do they work exclusively on our affairs. In their capacities as officers or employees of our Advisor or its affiliates, they devote such portion of their time to our affairs as is required for the performance of the duties of our Advisor under the Advisory Agreement. The compensation received by our executive officers is not paid or determined by us, but rather by an affiliate of our Advisor based on all of the services provided by these individuals. See “Certain Relationships and Related Party Transactions” in “Item 13. Certain Relationships and Related Transactions, and Directors Independence” of this Annual Report on Form 10-K for a summary of the fees and expenses payable to our Advisor and its affiliates.

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

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee, however, we intend that our compensation committee, if formed, would be comprised entirely of independent directors. In lieu of a formal compensation committee, our independent directors perform an equivalent function. None of our independent directors served as one of our officers or employees or as an officer or employee of any of our subsidiaries during the fiscal year ended December 31, 2015, or formerly served as one of our officers or as an officer of any of our subsidiaries. In addition, during the fiscal year ended December 31, 2015, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers or directors serving as a member of our board of directors.

 We do not expect that any of our executive officers will serve as a director or member of the compensation committee of any entity whose executive officers include a member of our compensation committee, if formed.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table shows, as of January 31, 2016, the amount of each class of our common stock beneficially owned (unless otherwise indicated) by (i) any person who is known by us to be the beneficial owner of more than five percent of the outstanding shares of such class, (ii) our directors, (iii) our executive officers, and (iv) all of our directors and executive officers as a group.

Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 518 Seventeenth Street, 17th Floor, Denver, Colorado 80202.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Common Stock of Applicable Class
Dividend Capital Total Advisors LLC (2)	20,000	Class E shares	*
	20,202	Class I shares	*
John A. Blumberg (Director) (2)	36,822	Class I shares	*
Charles B. Duke (Independent Director)	30,000	Class E shares (3)	*
	2,200	Class I shares	*
Richard D. Kincaid (Chairman and Director)	45,589	Class I shares	*
Daniel J. Sullivan (Independent Director)	30,000	Class E shares (3)	*
	2,280	Class I shares	*
John P. Woodberry (Independent Director)	30,000	Class E shares (3)	*
	7,200	Class I shares	*
Jeffrey L. Johnson (Chief Executive Officer)	156,081	Class I shares	*
J. Michael Lynch (President and Chief Operating Officer)	54,062	Class I shares	*
M. Kirk Scott (Chief Financial Officer and Treasurer)	49,965	Class I shares	*
Joshua J. Widoff (Executive Vice President, General Counsel and Secretary)	12,656	Class I shares	*
Gregory M. Moran (Executive Vice President)	3,707	Class I shares	*
Beneficial ownership of Common Stock by all directors and executive officers as a group (10 persons) (2)	110,000	Class E shares (4)	*
	390,763	Class I shares	1.8%

*	Less than 1%.

(1)	Except as otherwise indicated below, each beneficial owner has the sole power to vote and dispose of all common stock held by that beneficial owner. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. Common stock issuable pursuant to options, to the extent such options are exercisable within 60 days, is treated as beneficially owned and outstanding for the purpose of computing the percentage ownership of the person holding the option, but is not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Our Advisor and the parent of our Advisor are presently each directly or indirectly controlled by one or more of the following and/or their affiliates: John A. Blumberg, James R. Mulvihill, and Evan H. Zucker.
(3)	On April 3, 2006, pursuant to the terms of our equity incentive plan, each of our independent directors was automatically granted a non-qualified option to purchase 10,000 Class E shares of common stock. Each such option has a maximum term of ten years and will vest according to the following schedule: 20% of the covered shares on the date of grant, and an additional 20% of such shares on each of the first four anniversaries of the date of grant, subject in each case to the director continuing to serve on our board of directors as of such vesting date. On August 27, 2007, August 21, 2008, June 29, 2009, and June 29, 2010, respectively, each of our independent directors was granted an option to purchase 5,000 Class E shares of common stock. These options fully vested two years after the grant date.
(4)	Includes 20,000 Class E shares held by our Advisor and vested options to purchase 90,000 Class E shares of common stock held by our independent directors.

Equity Incentive Plans

Second Amended and Restated Equity Incentive Plan

On March 12, 2015, our board of directors adopted the Second Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan was approved by our stockholders on June 23, 2015. The Equity Incentive Plan provides for the granting of cash-based awards and stock-based awards, including stock options, stock appreciation rights, restricted stock, and stock units to our employees (if we have any in the future), our independent directors, employees of the Advisor or its affiliates, other advisors and consultants of ours and of the Advisor selected by the plan administrator for participation in the Equity Incentive Plan, and any prospective director, officer, employee, consultant, or advisor of the Company and the Advisor. Any such stock-based awards, including stock options, stock appreciation rights, restricted stock, and stock units will provide for exercise prices, where applicable, that are not less than the fair market value of shares of our common stock on the date of the grant.

Our board of directors administers the Equity Incentive Plan as the plan administrator, with sole authority to select participants, determine the types of awards to be granted and determine all the terms and conditions of the awards, including whether the grant, vesting or settlement of awards may be subject to the attainment of one or more performance goals. No awards will be granted under the Equity Incentive Plan if the grant, vesting and/or exercise of the awards would jeopardize our status as a REIT for tax purposes or otherwise violate the ownership and transfer restrictions imposed under our charter. Unless determined by the plan administrator, no award granted under the Equity Incentive Plan will be transferable except through the laws of descent and distribution.

An aggregate maximum of 5.0 million shares of our common stock may be issued upon grant, vesting or exercise of awards under the Equity Incentive Plan, although the board of directors, to date, has only authorized and reserved for issuance a total of 2.0 million shares of our common stock under the Equity Incentive Plan. In addition, to any individual in any single calendar year no more than 200,000 shares may be made subject to stock options or stock appreciation rights under the Equity Incentive Plan and no more than 200,000 shares may be made subject to other stock-based awards under the Equity Incentive Plan. Further, no more than $1.0 million may be paid under a cash-based award to any individual in a single calendar year.

If any shares subject to an award are forfeited or cancelled, or if an award is settled in cash, terminates unearned or expires, in each case, without a distribution of shares, the shares with respect to such award shall, to the extent of any such forfeiture, cancellation, cash settlement, termination or expiration, again be available for awards under the Equity Incentive Plan. By contrast, if shares are surrendered or withheld as payment of the exercise price of an award or withholding taxes in respect of an award, the shares with respect to such award shall, to the extent of any such surrender or withholding, no longer be available for awards under the Equity Incentive Plan. In the event of certain corporate transactions affecting our common stock, such as, for example, a reorganization, recapitalization, merger, spin-off, split-off, stock dividend or extraordinary dividend, our board of directors will have the sole authority to determine whether and in what manner to equitably adjust the number and type of shares and the exercise prices applicable to outstanding awards under the plan, the number and type of shares reserved for future issuance under the plan, and, if applicable, performance goals applicable to outstanding awards under the plan. Fractional shares that result from any adjustment will be disregarded.

Under the Equity Incentive Plan, the plan administrator will determine the treatment of awards in the event of a change in our control. The Equity Incentive Plan will automatically expire on March 12, 2025, unless earlier terminated by our board of directors. Our board of directors may terminate the Equity Incentive Plan at any time. The expiration or other termination of the Equity Incentive Plan will have no adverse impact on any award that is outstanding at the time the Equity Incentive Plan expires or is terminated without the consent of the holder of the outstanding award. Our board of directors may amend the Equity Incentive Plan at any time, but no amendment will adversely affect any award on a retroactive basis without the consent of the holder of the outstanding award, and no amendment to Equity Incentive Plan will be effective without the approval of our stockholders if such approval is required by any law, regulation or rule applicable to the Equity Incentive Plan. The same is true for any amendment to remove the prohibition on repricing. No amendment will be made that could jeopardize the status of the Company as a REIT under the Code.

Secondary Equity Incentive Plan

On March 12, 2015, the board of directors also adopted the Amended and Restated Secondary Equity Incentive Plan (the “Secondary Plan”). The Secondary Plan was approved by our stockholders on June 23, 2015. The Secondary Plan is substantially similar to the Equity Incentive Plan, except that under the Secondary Plan, an eligible participant is any person, trust, association or entity to which the plan administrator desires to grant an award. An aggregate maximum of 5.0 million shares may be issued upon grant, vesting or exercise of awards under the Secondary Plan, although the board of directors, to date, has only authorized and reserved for issuance a total of 2.0 million shares of our common stock under the Secondary Plan.

The following table gives information regarding our equity incentive plans as of December 31, 2015.

	Equity Compensation Plans Information
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by security holders	(94,116	)(3)	$11.00	1,815,938
Equity compensation plans not approved by security holders	—		—	1,989,318
Total / Weighted Average	(94,116)		$11.00	3,805,256

(1)	Weighted-average exercise price represents the option strike price for 90,000 options to purchase Class E shares for $11.00 issued to our three independent directors. Restricted stock units (“RSUs”) with respect to Class I shares of our common stock that were granted to our independent directors and had not been settled as of December 31, 2015, are included in the number of securities to be issued upon exercise of outstanding options, warrants, and rights but are not reflected in the weighted-average exercise price of outstanding options, warrants, and rights.
(2)	We have two equity incentive plans. Under each plan, an aggregate maximum of 5.0 million shares may be issued upon grant, vesting or exercise of awards, although the board of directors, as of December 31, 2015, has only authorized and reserved for issuance a total of 2.0 million shares of our common stock under each plan.
(3)	As of December 31, 2015, includes (i) options to purchase 90,000 Class E shares of our common stock that were granted to our independent directors and had vested but had not yet been exercised, and (ii) 4,116 RSUs with respect to Class I shares of our common stock that were granted to our independent directors and had not yet vested.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Advisory Agreement

We rely on our Advisor to manage our day-to-day activities and to implement our investment strategy. We, the Operating Partnership, and our Advisor are party to an Eighth Amended and Restated Advisory Agreement, dated as of July 12, 2012, which we refer to herein as the “Advisory Agreement”. On June 11, 2015, we, the Operating Partnership and our Advisor agreed to renew the Advisory Agreement effective as of June 30, 2015 for an additional one-year term expiring June 30, 2016. The terms of the Advisory Agreement otherwise remain unchanged. The current term of the Advisory Agreement is one year and expires on June 30 of each calendar year, subject to renewals by our board of directors for an unlimited number of successive one-year periods. Our officers and our interested directors are all employees or principals of our Advisor. Our Advisor is presently directly or indirectly majority owned, controlled, and/or managed by John A. Blumberg, James R. Mulvihill, Evan H. Zucker, and/or their affiliates.

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

•	Expense Reimbursement — Advisor	Subject to certain limitations, we reimburse our Advisor for all of the costs it incurs in connection with the services it provides to us, including, without limitation, our allocable share of our Advisor’s overhead, which includes but is not limited to our Advisor’s rent, utilities, and personnel costs, as well as a portion of the compensation payable to our principal executive officer and our principal financial officer. We do not reimburse our Advisor or its affiliates for services for which our Advisor or its affiliates are entitled to compensation in the form of a separate fee.

•	Issuer Organization and Offering Expense Reimbursement — Advisor or its affiliates, including our Dealer Manager

We pay directly, or reimburse our Advisor and our Dealer Manager if they pay on our behalf, any organization and offering expenses (other than selling commissions, the dealer manager fee, distribution fees, the primary dealer fee, supplemental fees and commissions, and certain other amounts) as and when incurred. After the termination of the current primary offering and again after termination of the offering under our distribution reinvestment plan, our Advisor has agreed to reimburse us to the extent that total cumulative organization and offering expenses (including selling commissions, the primary dealer fee, the dealer manager fee, and distribution fees) that we incur exceed 15% of our gross proceeds from the applicable offering.

•	Additional Underwriting Compensation – our Dealer Manager or our Advisor	We pay directly, or reimburse our Advisor and our Dealer Manager if they pay on our behalf, certain additional items of underwriting compensation including legal fees of our Dealer Manager, reimbursements for customary travel, lodging, meals and reasonable entertainment expenses of registered persons associated with our Dealer Manager, the cost of educational conferences held by us, including costs reimbursement for registered persons associated with our Dealer Manager and registered representatives of participating broker-dealers to attend educational conferences sponsored by us, attendance fees and costs reimbursement for registered persons associated with our Dealer Manager to attend seminars conducted by participating broker-dealers, and promotional items. In addition to this additional underwriting compensation, our Advisor may also pay our Dealer Manager additional amounts to fund certain of our Dealer Manager’s costs and expenses related to the distribution of this offering, which will not be reimbursed by us. Also, our Dealer Manager may pay supplemental fees or commissions to participating broker-dealers and servicing broker-dealers with respect to Class I shares sold in the primary offering, which will not be reimbursed by us.

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

Dealer Manager Agreement

We entered into a dealer manager agreement dated July 12, 2012, or the “Prior Dealer Manager Agreement,” with our Dealer Manager in connection with the Prior Offering. Pursuant to the Prior Dealer Manager Agreement, our Dealer Manager served as the dealer manager for the Prior Offering. Our Dealer Manager is an entity related to our Advisor and a member firm of FINRA.

Under the Prior Dealer Manager Agreement, our Dealer Manager provided certain sales, promotional, and marketing services to us in connection with the distribution of the shares of common stock offered pursuant to our Prior Offering prospectus. Pursuant to the Prior Dealer Manager Agreement, we paid our Dealer Manager a sales commission of up to 3.0% of the NAV per Class A share sold in the primary offering, subject to the reduction of the sales commission in certain circumstances, and a distribution fee which accrued daily in an amount equal to 1/365th of 0.50% of the amount of our NAV per share for our Class A shares for such day. We also paid our Dealer Manager a dealer manager fee which accrued daily in an amount equal to 1/365th of 0.60% of our NAV per share for each of our Class A and Class W shares and in an amount equal to 1/365th of 0.10% of our NAV per share for our Class I shares for such day. We will continue paying such dealer manager fees and distribution fee with respect to shares sold in the Prior Offering until the earlier to occur of the following: (i) a listing of the class of such shares on a national securities exchange, (ii) following the completion of the Prior Offering, total underwriting compensation in the Prior Offering equaling 10% of the gross proceeds from the primary portion of the Prior Offering, or (iii) such shares no longer being outstanding. The sales commissions, distribution fees, and dealer manager fees may all be reallowed to participating broker dealers who are members of FINRA. Our Dealer Manager may also receive a portion of the organization and offering expense reimbursement amounts described above under “— Compensation to our Advisor”. Our Dealer Manager is presently directly or indirectly majority owned by John A. Blumberg, James R. Mulvihill, Evan H. Zucker, and/or their affiliates.

 Pursuant to an amendment to our Prior Dealer Manager Agreement entered into on May 31, 2013, from time to time we could agree to pay our Dealer Manager a primary dealer fee in the amount of up to 5.0% of the gross proceeds raised from the sale of Class I shares in the primary portion of the Prior Offering, provided that the total gross proceeds raised with respect to which the primary dealer fee could apply could not exceed $300,000,000. Pursuant to this amendment, our Dealer Manager retained 0.5% of such gross proceeds and reallowed the remainder of the primary dealer fee to the participating broker-dealers involved in selling such Class I shares based on the portion of the gross proceeds raised from their customers. The primary dealer fee is considered underwriting compensation (as defined in accordance with, and subject to the underwriting compensation limits of, applicable FINRA rules).

On September 16, 2015, the Company entered into a Second Amended and Restated Dealer Manager Agreement (the “Second Amended Dealer Manager Agreement”) with our Dealer Manager in connection with the Follow-On Offering. Pursuant to the Second Amended Dealer Manager Agreement, our Dealer Manager serves as the dealer manager for the Follow-On Offering.

The Second Amended Dealer Manager Agreement is an amendment and restatement of the Prior Dealer Manager Agreement. The purpose of the Second Amended Dealer Manager Agreement is to engage our Dealer Manager with respect to the Follow-On Offering. As amended, the Second Amended Dealer Manager Agreement may be made to apply to future offerings by naming them in a schedule to the agreement, with the consent of the Company and our Dealer Manager. Pursuant to the Second Amended Dealer Manager Agreement, we pay (i) selling commissions on Class A shares sold in the primary offering of up to 3.0% of the public offering price per share, (ii) a dealer manager fee which accrues daily in an amount equal to 1/365th of 0.6% of our NAV per share of Class A and Class W shares outstanding and an amount equal to 1/365th of 0.1% of our NAV per share of Class I shares outstanding on such day on a continuous basis, and (iii) a distribution fee which accrues daily in an amount equal to 1/365th of 0.5% of our NAV per Class A share outstanding on such day on a continuous basis. Subject to FINRA limitations on underwriting compensation, we will continue to pay the dealer manager fee and distribution fee until the earlier to occur of the following: (i) a listing of the class of such shares on a national securities exchange or (ii) such shares no longer being outstanding.

Pursuant to the Second Amended Dealer Manager Agreement, from time to time we may agree to pay our Dealer Manager a primary dealer fee in the amount of up to 5.0% of the gross proceeds raised from the sale of Class I shares in the primary portion of the Follow-On Offering, provided that the total gross proceeds raised with respect to which the primary dealer fee will apply may not exceed $100,000,000. Pursuant to this agreement, our Dealer Manager retains 0.5% of such gross proceeds and reallows the remainder of the primary dealer fee to the participating broker-dealers involved in selling such Class I shares based on the portion of the gross proceeds raised from their customers. The primary dealer fee is considered underwriting compensation (as defined in accordance with, and subject to the underwriting compensation limits of, applicable FINRA rules).

As of December 31, 2015, we have paid a primary dealer fee of $2.5 million with respect to $50.8 million of the total gross proceeds raised in our public offering. The maximum primary dealer fee we will pay our Dealer Manager pursuant to the Second Amended Dealer Manager Agreement is $5 million, although in the future we may enter into subsequent amendments to the Second Amended Dealer Manager Agreement to provide for additional primary dealer fee payments.

Compensation to our Advisor and its Affiliates

In connection with the commencement of the Prior Offering in 2012, we amended our Advisory Agreement with our Advisor to eliminate acquisition fees and tie the advisory fee earned by our Advisor to our NAV. In addition, our current advisory fees paid to our Advisor include a performance-based component for which our Advisor receives an additional fee equal to 25% of the total investment return to our Class A, W and I stockholders in a given year in excess of 6% as an incentive to reward sustainable total investment return performance to our stockholders. However, our Advisor will not receive a performance fee based on Class E shares until their NAV exceeds $10 per share. We designed the amended advisory fee structure to benefit stockholders by reducing day-to-day management fees paid to our Advisor, while incentivizing the Advisor to maximize stockholder value, whether or not new capital is raised.

See Note 11 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for further discussion of all fees and reimbursements that we pay to our Advisor.

The table below provides information regarding fees and expenses paid or payable to our Advisor, our Dealer Manager, and their affiliates in connection with their services provided to us. The table includes amounts incurred and payable for the year ended December 31, 2015 (amounts in thousands).

	For the Year Ended December 31,
	2015	2014
Advisory fees (1)	$17,083	$15,919
Other reimbursements paid to our Advisor (2)	9,008	8,287
Other reimbursements paid to our Dealer Manager	441	591
Advisory fees related to the disposition of real properties	4,962	2,064
Development management fee	88	181
Dealer manager, distribution and primary dealer fees (3)	2,962	2,533
Total	$34,544	$29,575

(1)	Amounts reported for the years ended December 31, 2015 and 2014 include approximately $1.1 million and approximately $653,000, respectively, that we were not obligated to pay in consideration of the issuance of Company RSUs to our Advisor. The Restricted Stock Unit Agreements with our Advisor are discussed further in Note 11 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.
(2)	Amount reported for the year ended December 31, 2015 includes $319,500 to reimburse a portion of the salary and benefits for our principal executive officer, Jeffrey L. Johnson, and $555,000 to reimburse a portion of the salary and benefits for our principal financial officer, M. Kirk Scott, for services provided to us, for which we do not pay our Advisor a fee. Amount reported for the year ended December 31, 2014 includes $333,000 to reimburse a portion of the salary and benefits for our principal executive officer, Jeffrey L. Johnson, and $499,184 to reimburse a portion of the salary and benefits for our principal financial officer, M. Kirk Scott, for services provided to us, for which we do not pay our Advisor a fee. Our principal executive officer and principal financial officer receive significant additional compensation from our Advisor or its affiliates that we do not reimburse.
(3)	Amounts reported include primary dealer fees we paid to our Dealer Manager based on the gross proceeds raised by participating broker-dealers pursuant to certain selected dealer agreements. Of the primary dealer fee earned during the years ended December 31, 2015, 2014, and 2013, our Dealer Manager reallowed approximately $2.3 million, $2.0 million, and $1.2 million, respectively, to participating third-party broker-dealers and retained approximately $254,000, $220,000, and $136,000, respectively.

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

Please also see Note 2 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for information regarding restricted stock grants to certain employees of our Advisor and its affiliates, none of which are our named executive officers.

Product Specialists

During the year ended December 31, 2012, our Advisor entered into a product specialist agreement with BCG TRT Advisors LLC (“BCG”), in connection with advisory services related to our investments in real estate securities assets. Pursuant to this agreement, a portion of the asset management fee that our Advisor receives from us related to real estate securities investments is reallowed to BCG in exchange for services provided. Approximately $24,000 was incurred related to services provided by BCG during the year ended December 31, 2015.

Policies and Procedures for Conflict Resolution and Review of Related Party Transactions

We are subject to potential conflicts of interest arising out of our relationship with our Advisor and its affiliates. These conflicts may relate to compensation arrangements, the allocation of investment and leasing opportunities, the terms and conditions on which various transactions might be entered into by us and our Advisor or its affiliates, and other situations in which our interests may differ from those of our Advisor or its affiliates. On September 27, 2010, our board of directors adopted amended conflicts of interest resolutions procedures. Our charter also contains certain requirements relating to board and independent director approval of transactions between us, on the one hand, and our Advisor or any of its affiliates, on the other hand.

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

DIRECTOR INDEPENDENCE

Our charter defines an “independent director” as a person who has not been, directly or indirectly, associated with our Sponsor (as defined in our charter) or our Advisor, within the previous two years by virtue of:

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

During the year ended December 31, 2015, we engaged KPMG LLP to provide us with audit services. Services provided included the audit of annual financial statements, review of unaudited quarterly financial information, review and consultation regarding filings with the Commission, and consultation on financial accounting and reporting matters.

Total fees billed to us by KPMG LLP for the years ended December 31, 2015 and 2014 were $844,415 and $894,915, respectively, and consisted of the following:

	Fiscal Year 2015	Fiscal Year 2014
Audit Fees	$844,415	$894,915
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$844,415	$894,915

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

The audit committee of our board of directors is responsible for appointing our independent registered public accounting firm and approving the terms of the independent registered public accounting firm’s services. The audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent registered public accounting firm, as well as all permitted non-audit services. The audit committee may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent registered public accounting firm, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting. All fees for services provided by KPMG LLP in 2015 and 2014 were pre-approved by the audit committee of our board of directors.

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

(b) Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description
3.1	Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed March 21, 2012
3.2	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 12, 2012
3.3	Articles Supplementary (Class A shares), incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 12, 2012
3.4	Articles Supplementary (Class W shares), incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed July 12, 2012
3.5	Articles Supplementary (Class I shares), incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed July 12, 2012
3.6	Certificate of Correction to Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 26, 2014
3.7	Sixth Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed December 8, 2014
4.1	Fourth Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed July 12, 2012
4.2	Second Amended and Restated Class E Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed December 16, 2015
4.3	Statement regarding transfer restrictions, preferences, limitations, and rights of holders of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-175989), filed April 15, 2013
4.4	Second Amended and Restated Class A, W and I Share Redemption Program, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 17, 2014
10.1	Eighth Amended and Restated Advisory Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 12, 2012
10.2	Fourth Amended and Restated Operating Partnership Agreement of Dividend Capital Total Realty Operating Partnership LP, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 12, 2012
10.3	Amendment No. 1 to Fourth Amended and Restated Operating Partnership Agreement of Dividend Capital Total Realty Operating Partnership LP, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 13, 2012
10.4	Property Management Agreement between the Company (f/k/a Dividend Capital Total Realty Trust Inc.) and Dividend Capital Property Management LLC, incorporated by reference to Exhibit 10.3 to Amendment No. 5 to the Company’s Registration Statement on Form S-11, Commission File No. 333-125338, filed January 13, 2006
10.5	Form of Management Agreement between various affiliates of the Company (f/k/a Dividend Capital Total Realty Trust Inc.) and KeyPoint Partners LLC, as property manager (New England Retail Portfolio), incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q, filed August 14, 2007
10.6	Dividend Capital Fixed Rate Office Portfolio Loan Agreement between TRT Lending Subsidiary I, LLC and Wells Fargo Bank, National Association, dated June 25, 2010, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 13, 2010
10.7	Side Letter Agreement Related to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and among the Company (f/k/a Dividend Capital Total Realty Trust Inc.) and New York Life Insurance Company, dated June 25, 2010, incorporated by reference to Exhibit 10.5.1 to the Company’s Quarterly Report on Form 10-Q, filed August 13, 2010
10.8	Amended and Restated Credit and Term Loan Agreement, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed January 13, 2015

10.9	Credit Agreement, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed March 2, 2015
10.10	Second Amended and Restated Dealer Manager Agreement, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed September 16, 2015.
10.11	Restricted Stock Unit Agreement between the Company and Dividend Capital Total Advisors LLC, dated April 7, 2014, incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (File No. 333-175989), filed April 11, 2014
10.12	Selected Dealer Agreement with Raymond James & Associates, Inc., dated March 26, 2015, incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K, filed March 26, 2015
10.13	Form of Indemnification Agreement for officers and directors, incorporated by reference to Exhibit 10.4 to Amendment No. 5 to the Company’s Registration Statement on Form S-11, Commission File No. 333-125338, filed January 13, 2006
10.14	Second Amended and Restated Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 24, 2015
10.15	Amended and Restated Secondary Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 24, 2015
10.16	Form of Director Option Agreement, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed April 7, 2006
10.17	Form of Independent Director Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed March 10, 2014
10.18	Purchase and Sale Contract by and between TRT NOIP Doolittle – Redondo Beach LP, TRT NOIP Sheila - Commerce LP, TRT NOIP Corporate Center Drive – Newbury Park LP, TRT NOIP Sylvan Way – Parsippany LLC, TRT NOIP Sw 80 - Plantation LLC, TRT NOIP Connection – Irving LP, TRT NOIP Maple – El Segundo LP, TRT NOIP Glenville - Richardson LP, TRT NOIP Columbia - Richfield LLC, TRT NOIP Corporate Drive – Dixon LLC, TRT NOIP Eagle LP, TRT NOIP East 28 – Aurora LLC, GPT Doolittle Drive Owner LP, GPT Sheila Street Owner LP, GPT Corporate Center-Thousand Oaks Owner LP, GPT Sylvan Way Owner LLC, GPT SW 80th Street Owner LLC, GPT Maple Avenue Owner LP, GPT Connection Drive Owner LLC, GPT Glenville Drive Owner LLC, GPT Columbia Road Owner LLC, GPT Corporate Drive-Dixon Owner LLC, GPT Vickery Drive Owner LLC, and GPT 28th Avenue Aurora Owner LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.15 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-197767), filed January 29, 2015
10.19	Amended and Restated Purchase and Sale Contract between TRT NOIP Sheila – Commerce LP, TRT NOIP Corporate Center Drive – Newbury Park LP, TRT NOIP Connection – Irving LP, TRT NOIP Glenville – Richardson LP, TRT NOIP Columbia – Richfield LLC, TRT NOIP Eagle LP, TRT NOIP East 28 – Aurora LLC, GPT Sheila Street Owner LP, GPT Corporate Center-Thousand Oaks Owner LP, GPT Connection Drive Owner LLC, GPT Columbia Road Owner LLC, GPT Vickery Drive Owner LLC, and GPT 28th Avenue Aurora Owner LLC, dated January 15, 2015, incorporated by reference to Exhibit 10.16 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-197767), filed January 29, 2015
10.20	Amended and Restated Purchase and Sale Contract between TRT NOIP Doolittle – Redondo Beach LP, TRT NOIP Sw 80 – Plantation LLC, TRT NOIP Corporate Drive – Dixon LLC, GPT Doolittle Drive Owner LP, GPT SW 80th Street Owner LLC, and GPT Corporate Drive-Dixon Owner LLC, dated January 15, 2015, incorporated by reference to Exhibit 10.17 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-197767), filed January 29, 2015
10.21	Amended and Restated Purchase and Sale Contract by and between TRT NOIP Sylvan Way – Parsippany LLC, TRT NOIP Maple – El Segundo LP, GPT Sylvan Way Owner LLC, and GPT Maple Avenue Owner LP, dated January 15, 2015, incorporated by reference to Exhibit 10.18 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-197767), filed January 29, 2015
10.22	Restricted Stock Unit Agreement between the Company and Dividend Capital Total Advisors LLC, dated February 25, 2015 (relating to 135,359 restricted stock units), incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 2, 2015
10.23	Restricted Stock Unit Agreement between the Company and Dividend Capital Total Advisors LLC, dated February 25, 2015 (relating to 88,788 restricted stock units), incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed March 2, 2015
10.24	Restricted Stock Unit Agreement between the Company and Dividend Capital Total Advisors LLC, dated February 4, 2016 (relating to 124,451 restricted stock units), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 5, 2016.
21	Subsidiaries of the registrant*
23.1	Consent of KPMG LLP*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Valuation Procedures, incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K, filed March 3, 2015
99.2	Consent of Altus Group U.S., Inc.*

101.1	The following information from this Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Stockholders’ Equity; and (iv) Consolidated Statements of Cash Flows*

*	Filed or furnished herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dividend Capital Diversified Property Fund Inc.:

We have audited the accompanying consolidated balance sheets of Dividend Capital Diversified Property Fund Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dividend Capital Diversified Property Fund Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method for reporting discontinued operations as of January 1, 2014 due to the adoption of FASB Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

/s/ KPMG LLP

Denver, Colorado

March 3, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and footnoted information)

	As of December 31,
	2015	2014

ASSETS
Investments in real property	$2,380,174	$2,442,509
Accumulated depreciation and amortization	(505,957)	(513,083)
Net investments in real property (1)	1,874,217	1,929,426
Debt related investments, net	15,722	94,951
Net investments	1,889,939	2,024,377
Cash and cash equivalents	15,769	14,461
Restricted cash	18,394	27,452
Other assets, net	43,106	59,916
Assets held for sale	—	21,927
Total Assets	$1,967,208	$2,148,133
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$39,645	$49,974
Mortgage notes and other secured borrowings (2)	587,086	853,267
Unsecured borrowings	517,000	345,000
Intangible lease liabilities, net	63,874	86,243
Other liabilities	33,652	47,789
Liabilities associated with assets held for sale	—	1,880
Total Liabilities	1,241,257	1,384,153
Equity:
Stockholders’ equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 164,124,057 and 178,399,679 shares issued and outstanding, as of December 31, 2015 and December 31, 2014, respectively (3)	1,641	1,784
Additional paid-in capital	1,470,859	1,586,444
Distributions in excess of earnings	(832,681)	(893,791)
Accumulated other comprehensive loss	(11,014)	(10,120)
Total stockholders’ equity	628,805	684,317
Noncontrolling interests	97,146	79,663
Total Equity	725,951	763,980
Total Liabilities and Equity	$1,967,208	$2,148,133

(1)	Includes approximately $76.9 million and $82.7 million, after accumulated depreciation and amortization, in consolidated real property variable interest entity investments as of December 31, 2015 and 2014, respectively.

(2)	Includes approximately $50.1 million and $59.4 million in consolidated mortgage notes in variable interest entity investments as of December 31, 2015 and 2014, respectively.

(3)	Includes 137,275,396 shares of Class E common stock, 1,703,109 shares of Class A common stock, 1,811,277 shares of Class W common stock, and 23,334,275 shares of Class I common stock issued and outstanding as of December 31, 2015, and 163,067,835 shares of Class E common stock, 1,187,215 shares of Class A common stock, 1,116,698 shares of Class W common stock, and 13,027,931 shares of Class I common stock issued and outstanding as of December 31, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share and footnoted information)

	For the Year Ended December 31,
	2015	2014	2013
REVENUE:
Rental revenue	$218,278	$224,201	$207,328
Debt related income	6,922	7,396	10,449
Total Revenue	225,200	231,597	217,777
EXPENSES:
Rental expense	59,590	50,997	43,672
Real estate depreciation and amortization expense	83,114	88,994	87,174
General and administrative expenses (1)	10,720	11,108	9,774
Advisory fees, related party	17,083	15,919	15,120
Acquisition-related expenses	2,644	1,205	536
Impairment of real estate property (2)	8,124	9,500	2,600
Total Operating Expenses	181,275	177,723	158,876
Other Income (Expenses):
Interest and other income (expense)	2,192	1,168	(153)
Interest expense	(47,508)	(61,903)	(65,325)
Loss on extinguishment of debt and financing commitments	(1,168)	(63)	(2,507)
Gain on sale of real property (3)	134,218	10,914	—
Income (loss) from continuing operations	131,659	3,990	(9,084)
Discontinued operations (4)	—	30,004	65,554
Net income	131,659	33,994	56,470
Net income attributable to noncontrolling interests	(7,404)	(4,802)	(4,002)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$124,255	$29,192	$52,468
Net income (loss) per basic and diluted common share:
Continuing operations	$0.70	$0.02	$(0.05)
Discontinued operations	$—	$0.14	$0.34
NET INCOME PER BASIC AND DILUTED COMMON SHARE	$0.70	$0.16	$0.29
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	175,938	178,273	178,196
Diluted	188,789	190,991	191,932

(1)	Includes approximately $7.1 million, $6.8 million and $4.7 million paid to our Advisor and its affiliates for reimbursable expenses during the years ended December 31, 2015, 2014, and 2013, respectively.

(2)	Includes approximately $125,000 paid to our Advisor for advisory fees associated with the disposition of real properties during the year ended December 31, 2015.

(3)	Includes approximately $4.8 million and $419,000 paid to our Advisor for advisory fees associated with the disposition of real properties during the years ended December 31, 2015 and 2014, respectively.

(4)	Includes approximately $1.6 million and $2.6 million paid to our Advisor for fees associated with the disposition of real properties during the years ended December 31, 2014 and 2013, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended December 31,
	2015	2014	2013
Net Income	$131,659	$33,994	$56,470
Other Comprehensive (Loss) Income:
Net unrealized change from available-for-sale securities	—	(211)	—
Change from cash flow hedging derivatives	(977)	721	4,975
Total Other Comprehensive (Loss) Income	(977)	510	4,975
Comprehensive income	130,682	34,504	61,445
Comprehensive income attributable to noncontrolling interests	(7,321)	(4,637)	(3,577)
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$123,361	$29,867	$57,868

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity

Balances, December 31, 2012	178,128	$1,781	$1,610,996	$(850,885)	$(16,196)	$95,831	$841,527
Comprehensive income (loss):
Net income	—	—	—	52,468	—	4,002	56,470
Unrealized change from cash flow hedging derivatives	—	—	—	—	4,621	354	4,975
Common stock:
Issuance of common stock, net of offering costs	7,864	78	48,611	—	—	—	48,689
Redemptions of common stock	(9,985)	(99)	(68,432)	—	—	—	(68,531)
Distributions declared on common stock	—	—	—	(62,330)	—	—	(62,330)
Noncontrolling interests:
Contributions of noncontrolling interests	—	—	—	—	—	212	212
Distributions declared to noncontrolling interests	—	—	—	—	—	(5,446)	(5,446)
Redemptions of noncontrolling interests	—	—	(5,549)	—	781	(1,408)	(6,176)
Buyout of noncontrolling interest	—	—	(2,740)	—	—	(1,639)	(4,379)
Balances, December 31, 2013	176,007	$1,760	$1,582,886	$(860,747)	$(10,794)	$91,906	$805,011
Comprehensive income (loss):
Net income	—	—	—	29,192	—	4,802	33,994
Net unrealized change from available-for-sale securities	—	—	—	—	(196)	(15)	(211)
Unrealized change from cash flow hedging derivatives	—	—	—	—	671	50	721
Common stock:
Issuance of common stock, net of offering costs	13,923	140	86,961	—	—	—	87,101
Issuance of common stock, stock-based compensation plans	136	1	776	—	—	—	777
Redemptions of common stock	(11,666)	(117)	(82,119)	—	—	—	(82,236)
Amortization of stock-based compensation	—	—	30	—	—	—	30
Distributions declared on common stock	—	—	—	(62,236)	—	—	(62,236)
Noncontrolling interests:
Contributions of noncontrolling interests	—	—	—	—	—	104	104
Distributions declared to noncontrolling interests	—	—	—	—	—	(9,390)	(9,390)
Redemptions of noncontrolling interests	—	—	(1,121)	—	199	(6,978)	(7,900)
Buyout of noncontrolling interest	—	—	(969)	—	—	(816)	(1,785)
Balances, December 31, 2014	178,400	$1,784	$1,586,444	$(893,791)	$(10,120)	$79,663	$763,980
Comprehensive income (loss):
Net income	—	—	—	124,255	—	7,404	131,659
Unrealized change from cash flow hedging derivatives	—	—	—	—	(922)	(55)	(977)
Common stock:
Issuance of common stock, net of offering costs	14,262	142	96,807	—	—	—	96,949
Issuance of common stock, stock-based compensation plans	618	6	1,257	—	—	—	1,263
Redemptions of common stock	(29,156)	(291)	(213,505)	—	—	—	(213,796)
Amortization of stock-based compensation	—	—	32	—	—	—	32
Distributions declared on common stock	—	—	—	(63,145)	—	—	(63,145)
Noncontrolling interests:
Contributions of noncontrolling interests	—	—	—	—	—	17,337	17,337
Distributions declared to noncontrolling interests	—	—	—	—	—	(4,689)	(4,689)
Redemptions of noncontrolling interests	—	—	(176)	—	28	(2,514)	(2,662)
Balances, December 31, 2015	164,124	$1,641	$1,470,859	$(832,681)	$(11,014)	$97,146	$725,951

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES:
Net income	$131,659	$33,994	$56,470
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate depreciation and amortization expense	83,114	88,994	108,191
Gain on disposition of real property	(134,218)	(40,592)	(74,306)
Impairment loss on real estate property	8,124	9,500	2,600
Collection of accrued interest from debt investment	6,421	—	—
Loss on extinguishment of debt and financing commitments	1,168	63	2,507
Other adjustments to reconcile loss to net cash provided by operating activities	4,660	8,565	7,328
Changes in operating assets and liabilities	4,602	(13,295)	(16,201)
Net cash provided by operating activities	105,530	87,229	86,589
INVESTING ACTIVITIES:
Acquisition of real property	(319,577)	(125,509)	(48,228)
Capital expenditures in real property	(26,204)	(14,944)	(25,436)
Proceeds from disposition of real properties	359,817	105,322	133,485
Investment in debt related investments	(1,503)	—	(10,848)
Principal collections on debt related investments	64,769	24,052	29,018
Other investing activities	(2,881)	(4,023)	(5,144)
Net cash provided by (used in) investing activities	74,421	(15,102)	72,847
FINANCING ACTIVITIES:
Mortgage note proceeds	70,626	—	—
Mortgage note principal repayments	(136,658)	(52,977)	(29,046)
Defeasance of mortgage note borrowings	(53,267)	—	—
Net proceeds from revolving line of credit borrowings	92,000	45,000	—
Net proceeds from term loan borrowings	80,000	—	—
Repayment of other secured borrowings	(25,796)	(1,122)	(44,256)
Redemption of common shares	(225,720)	(81,990)	(66,073)
Distributions on common stock	(42,439)	(41,239)	(41,050)
Proceeds from sale of common stock	80,609	74,916	30,917
Offering costs for issuance of common stock	(4,602)	(4,568)	(3,812)
Distributions to noncontrolling interest holders	(4,591)	(9,501)	(5,599)
Redemption of OP Unit holder interests	(2,750)	(8,219)	(6,405)
Other financing activities	(6,055)	(2,744)	(6,206)
Net cash used in financing activities	(178,643)	(82,444)	(171,530)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,308	(10,317)	(12,094)
CASH AND CASH EQUIVALENTS, beginning of period	14,461	24,778	36,872
CASH AND CASH EQUIVALENTS, end of period	$15,769	$14,461	$24,778
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$45,321	$58,330	$72,352
Supplemental Disclosure of Noncash Investing and Financing Activities:
Assumed mortgage	$11,869	$—	$57,897
Common stock issued pursuant to the distribution reinvestment plan	$21,347	$20,831	$21,473
Issuances of OP Units for beneficial interests	$7,324	$—	$—
Non-cash repayment of mortgage note and other secured borrowings*	$139,236	$115,387	$285,756
Non-cash disposition of real property*	$128,008	$107,075	$225,409
Non-cash principal collection on debt related investments*	$11,228	$7,125	$46,183
Non-cash investment in real property	$11,869	$12,232	$—

*	Represents the amount of sales proceeds and debt repayments from the disposition of real property or the repayment of borrowings that we did not receive or pay in cash, primarily due to the repayment or assumption of related borrowings by the purchaser or borrower at closing.

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

On July 12, 2012, the Securities and Exchange Commission (the “Commission”) declared effective our Registration Statement on Form S-11 (Registration Number 333-175989) (as amended, the “Prior Registration Statement”). The Prior Registration Statement applied to the offer and sale (the “Prior Offering”) of up to $3,000,000,000 of our shares of common stock, of which $2,250,000,000 of shares were expected to be offered to the public in a primary offering and $750,000,000 of shares were expected to be offered to our stockholders pursuant to an amended and restated distribution reinvestment plan (subject to our right to reallocate such amounts). In the Prior Offering, we offered to the public three classes of shares: Class A shares, Class W shares and Class I shares with net asset value (“NAV”) based pricing. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Exhibit 99.1 of this Annual Report on Form 10-K for a description of our valuation procedures and valuation components, including important disclosure regarding real property valuations provided by Altus Group U.S., Inc., an independent valuation firm. Our independent registered public accounting firm does not audit our NAV. Selling commissions, dealer manager fees, and distribution fees are allocated to Class A shares, Class W shares, and Class I shares on a class-specific basis and differ for each class, even when the NAV of each class is the same. On September 15, 2015, we terminated the Prior Offering. Through September 15, 2015, the date our Prior Offering terminated, we had raised gross proceeds of approximately $183.0 million from the sale of approximately 25.8 million shares in the Prior Offering, including approximately $3.4 million through our distribution reinvestment plan.

On September 16, 2015, the Commission declared effective our Registration Statement on Form S-11 (Registration Number 333-197767) (the “Follow-On Registration Statement”). The Follow-On Registration Statement applies to the Company’s follow-on “best efforts” offering of up to $1,000,000,000 of the Company’s Class A, Class I and Class W shares of common stock, of which $750,000,000 of shares are expected to be offered to the public in a primary offering and $250,000,000 of shares are expected to be offered to stockholders of the Company pursuant to its distribution reinvestment plan (subject to the Company’s right to reallocate such amounts) (the “Follow-On Offering”). As of December 31, 2015, we had raised gross proceeds of approximately $13.7 million from the sale of approximately 1.8 million shares in the Follow-On Offering.

As of December 31, 2015, we had raised aggregate gross proceeds of approximately $196.7 million from the sale of approximately 27.6 million shares, including approximately $4.6 million raised through our distribution reinvestment plan. As of December 31, 2015, approximately $986.3 million in shares remained available for sale pursuant to the Follow-on Offering, including approximately $248.8 million in shares available for sale through our distribution reinvestment plan.

We are offering to sell any combination of Class A shares, Class W shares and Class I shares with a dollar value up to the maximum offering amount pursuant to the Follow-On Offering. We also sell shares of our unclassified common stock, which we refer to as “Class E” shares, pursuant to our distribution reinvestment plan offering registered on our Registration Statement on Form S-3 (Registration Number 333-162636). In the event of a liquidation event, such assets, or the proceeds therefrom, will be distributed ratably in proportion to the respective NAV for each class until the NAV for each class has been paid. Other than differing allocable fees and liquidation rights, Class E shares, Class A shares, Class W shares, and Class I shares have identical rights and privileges.

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

All joint ventures in which we have investments are variable interest entities. All of our investments in joint ventures represent our interests in real estate partnerships, formed for the purpose of acquiring, leasing, managing, holding for investment, selling and otherwise dealing with real property investments. Our involvement with our joint ventures affects our financial position, financial performance and cash flows in ways similar to direct ownership of real property investment. We own a significantly disproportionate majority of the ownership interests of our joint ventures. In each of our joint ventures, our joint venture partner performs the day-to-day management of the real properties owned by the respective joint ventures. However, in each of our joint ventures, we approve the activities that most significantly impact the joint venture’s economic performance. Due to our substantive approval rights and our exposure to the economic returns and losses of each of the joint ventures, we are the primary beneficiary of each of our joint ventures. Based on these considerations, we consolidate all of our investments in joint ventures. See our consolidated balance sheets for disclosure of the amount of real property and mortgage note borrowings that we consolidated through our investments in variable interest entities as of December 31, 2015 and 2014.

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

Reclassifications

Certain amounts included in the accompanying financial statements for 2014 and 2013 have been reclassified to conform to the 2015 financial statement presentation with no effect on previously reported net income (loss) or equity. We reclassified certain third-party payments related to efforts to acquire real properties that were not ultimately completed (“terminated acquisition costs”) incurred during the years ended December 31, 2014 and 2013 from “general and administrative expenses” into “acquisition-related expenses”, none of which are material.

Balance sheet amounts for properties classified as held for sale have been reclassified as of December 31, 2014. Statements of income amounts for properties classified as discontinued operations have been reclassified for the years ended December 31, 2014 and 2013. After December 31, 2013, a discontinued operation is a component (or group of components) of the entity, the disposal of which would represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results, when such component (or group of components) have been disposed of or classified as held for sale. Through December 31, 2013, discontinued operations represent properties that we have either disposed of or have classified as held for sale if both the operations and cash flows of the property have been or will be eliminated from our ongoing operations as a result of the disposal transaction and if we will not have any significant continuing involvement in the operations of the property after the disposal transaction. Amounts in our segment and quarterly financial data disclosures in Notes 13 and 16 reflect the reclassification of amounts related to properties classified as discontinued operations as of December 31, 2014.

Investments

Real Property

Costs associated with the acquisition of real property, including acquisition fees paid to our Advisor, are expensed as incurred. In addition, we estimate the fair value of contingent consideration and contingencies related to acquisitions of real property in determining the total cost of the property acquired. Subsequent changes in the fair value of such contingent consideration are recorded either as a gain or loss in our consolidated statements of income. Contingencies are subsequently adjusted through the consolidated statements of income when new information becomes available indicating that settlement of a contingent liability is probable and can be estimated at an amount greater than the acquisition date fair value, or the contingency is resolved, in which case the contingent asset or liability is derecognized.

Costs associated with the development and improvement of our real property assets are capitalized as incurred. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. During the land development and construction periods, we capitalize interest costs, insurance, real estate taxes and certain general and administrative costs if such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. The results of operations for acquired real property are included in our accompanying statements of income from their respective acquisition dates.

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

We record acquired “above-market” and “below-market” leases at their fair value equal to the difference between the contractual amounts to be paid pursuant to each in-place lease and our estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining term of the lease plus the term of any below-market fixed-rate renewal option periods for below-market leases. In addition, we allocate a portion of the purchase price of an acquired property to the estimated value of customer relationships, if any. As of December 31, 2015, we had not recognized any estimated value to customer relationships.

The following table summarizes the amounts that we have incurred in amortization expense for intangible lease assets and adjustments to rental revenue for above-market lease assets and below-market lease liabilities for the years ended December 31, 2015, 2014 and 2013 (amounts in thousands).

	For the Year Ended December 31,
	2015	2014	2013
Above-market lease assets	$(5,216)	$(6,708)	$(7,293)
Below-market lease liabilities	6,029	7,324	7,537
Net increase to rental revenue	$813	$616	$244
Intangible lease asset amortization	$(44,260)	$(48,937)	$(62,325)

We expense any unamortized intangible lease asset or record an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability when a tenant terminates a lease before the stated lease expiration date. We recorded an insignificant amount of adjustments related to write-offs of unamortized intangible lease assets and liabilities due to early lease terminations during the years ended December 31, 2015, 2014 and 2013.

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

The following table presents expected amortization during the next five years and thereafter related to the acquired above-market lease assets, below-market lease liabilities and acquired in-place lease intangibles, for properties owned as of December 31, 2015 (amounts in thousands).

	For the Year Ended December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Acquired above-market lease assets	$(5,098)	$(2,505)	$(729)	$(643)	$(248)	$(698)	$(9,921)
Acquired below-market lease liabilities	5,749	5,079	4,474	3,748	3,042	41,782	63,874
Net rental revenue increase	$651	$2,574	$3,745	$3,105	$2,794	$41,084	$53,953
Acquired in-place lease intangibles	$45,472	$27,756	$16,721	$11,568	$6,649	$20,527	$128,693

Discontinued Operations and Held for Sale

Beginning with the year ended December 31, 2014, a discontinued operation is defined as a component (or group of components) of the entity, the disposal of which would represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results, when such a component (or group of components) has been disposed of or classified as held for sale. Through December 31, 2013, we present the results of operations and the respective aggregate net gains (losses) of any property or group of properties that were disposed or classified as held for sale as of the end of each year when the operations and cash flows have been (or will be) eliminated from our ongoing operations and we will not have any significant continuing involvement. Interest expense is included in discontinued operations only if it is directly attributable to these operations or properties. The results of operations of properties that have been classified as discontinued operations are reported as discontinued operations for all periods presented. We classify real property as held for sale when our management commits to a plan to sell the property, the plan has appropriate approvals, the sale of the property is probable, and certain other criteria are met. At such time, the respective assets and liabilities are presented separately on our balance sheets and depreciation is no longer recognized. Assets held for sale are reported at the lower of their carrying amount or their estimated fair value less the costs to sell the assets. We recognize an impairment loss for assets held for sale if the current net book value of the property exceeds its fair value less selling costs. As of December 31, 2014 and 2013, one and 12 of our properties were classified as held for sale, respectively.

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

The following table summarizes straight-line rental adjustments and tenant recovery income received from tenants for real estate taxes, insurance and other property operating expenses and recognized as rental revenue for the years ended December 31, 2015, 2014, and 2013 (amounts in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Straight-line rent adjustments	$(976)	$3,037	$8,864
Tenant recovery income (1)	$37,526	$31,092	$33,029

(1)	Tenant recovery income excludes real estate taxes that were paid directly by our tenants that are subject to triple net lease contracts. Such payments totaled approximately $7.0 million, $12.4 million and $12.6 million during the years ended December 31, 2015, 2014, and 2013, respectively.

Impairment

Impairment — Real Property

We review our investments in real property individually on a quarterly basis, and more frequently when such an evaluation is warranted, to determine their appropriate classification, as well as whether there are indicators of impairment. The investments in real property are either classified as held and used or held for sale.

As of December 31, 2015, all of our properties were classified as held and used. The held and used assets are reviewed for indicators of impairment, which may include, among others, vacancy, each tenant’s inability to make rent payments, operating losses or negative operating trends at the property level, notification by a tenant that it will not renew its lease, a decision to dispose of a property, including a change in estimated holding periods, or adverse changes in the fair value of any of our properties. If indicators of impairment exist on a held and used asset, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is greater than the current net book value, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is less than its current net book value, we recognize an impairment loss for the difference between the net book value of the property and its estimated fair value. If a property is classified as held for sale, we recognize an impairment loss if the current net book value of the property exceeds its fair value less selling costs. If our assumptions, projections or estimates regarding a property change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the property. See Note 3 for a discussion of impairment charges relating to our real properties recorded during the years ended December 31, 2015, 2014, and 2013.

Impairment — Debt Related Investments

We review our debt related investments on a quarterly basis, and more frequently when such an evaluation is warranted, to determine if impairment exists. Accordingly, we do not group our debt related investments into classes by credit quality indicator. A debt related investment is impaired when, based on current information and events (including economic, industry and geographical factors), it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the agreement. When an investment is deemed impaired, the impairment is measured based on the expected future cash flows discounted at the investment’s effective interest rate. As a practical expedient, the Financial Accounting Standards Board (the “FASB”) issued ASC Topic 310, Receivables, which permits a creditor to measure impairment based on the fair value of the collateral of an impaired collateral-dependent debt related investment or to measure impairment based on an observable market price for the impaired debt related investment as an alternative to discounting expected future cash flows. Regardless of the measurement method, a creditor should measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. A debt related investment is also considered impaired if its terms are modified in a troubled debt restructuring (“TDR”). A TDR occurs when we grant a concession to a borrower in financial difficulty by modifying the original terms of the loan. Impairments on TDR loans are generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. See Note 4 for a discussion of impairment charges relating to our debt related investments recorded during the years ended December 31, 2015, 2014, and 2013.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less such as money market mutual funds or certificates of deposits. As of both December 31, 2015 and 2014, we have not realized any losses in such cash accounts or investments and believe that we are not exposed to any significant credit risk.

Restricted Cash

Restricted cash consists primarily of lender and property-related escrow accounts. As of both December 31, 2015 and 2014, we had not realized any losses in such restricted cash accounts or investments related to, and believe that we are not exposed to, any significant credit risk.

Collectability of Receivables

We evaluate the collectability of our rent and other receivables on a regular basis based on factors including, among others, payment history, the financial strength of the tenant or borrower and any guarantors. Specifically with regards to our debt related investments, we evaluate the collectability of our receivables based on factors including, among others, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full amount of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. As of December 31, 2015 and 2014, we had rent and other receivables of approximately $34.1 million and $48.3 million included in the caption other assets in our accompanying balance sheets, respectively, related to which we recorded allowances of approximately $628,000 and $261,000 included in the caption other assets, respectively. If our assumptions or estimates regarding the collectability of a receivable change in the future, we may have to record allowances to reduce or further reduce the carrying value of the receivable.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss as reported in the accompanying statements of equity primarily consists of the cumulative loss related to our derivatives of $9.1 million, before attribution to noncontrolling interests of $877,000, and cumulative gain related to our real estate securities of approximately $200,000, before attribution of a cumulative loss to noncontrolling interests of $1.2 million.

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

Stock-Based Compensation

Independent Director RSU Awards

On December 5, 2013, our board of directors approved revised compensation for our independent directors. In connection with the revised compensation plan, at each annual meeting of stockholders the independent directors will automatically, upon election, receive an award of restricted stock units (“RSUs”) with respect to Class I shares of our common stock, with the number of RSUs based on the NAV per Class I share as of the end of the day of the annual meeting. RSUs granted under this plan are measured at fair value on the grant date and amortized to compensation expense on a straight-line basis over the service period after which the awards fully vest. Such expense is included in “general and administrative expenses” in our Consolidated Statements of Income. The fair value of these awards is measured at our NAV per share. RSUs awarded to our independent directors vest no later than one year from the date of grant.

Advisor RSU Agreements

We have entered into Restricted Stock Unit Agreements (the “Advisor RSU Agreements”) with our Advisor. The purposes of the Advisor RSU Agreements are to promote an alignment of interests among our stockholders, our Advisor and the personnel of our Advisor and its affiliates, and to promote retention of the personnel of our Advisor and its affiliates. Each restricted stock unit granted pursuant to the Advisor RSU Agreements (the “Company RSU”) will, upon vesting, entitle our Advisor to one Class I share of our common stock. The Advisor is expected to redistribute a significant portion of the Company RSUs and/or shares to senior level employees of our Advisor and its affiliates that provide services to us, although the terms of such redistributions (including the timing, amount and recipients) remain solely in the discretion of our Advisor. The Company RSUs are subject to specified vesting and settlement provisions and, upon settlement in Class I shares of Company common stock, require offsets of advisory fees and expenses otherwise payable from the Company to our Advisor. Each offset amount equals the number of Company RSUs vesting on such date multiplied by the NAV per Class I share publicly disclosed by us as of the end of the grant date. Each offset amount is always calculated based on the grant date NAV per Class I share, even beyond the initial vesting date. At the end of each 12-month period following each vesting date, if the offset amount has not been fully realized by offsets from the cash payments otherwise due and payable to our Advisor under the Advisory Agreement, our Advisor shall promptly pay any shortfall to us.

If our board of directors declares and we pay a cash dividend on Class I shares for any period in which the Company RSUs are outstanding (regardless of whether such Company RSUs are then vested), our Advisor will be entitled to dividend equivalents (“Dividend Equivalents”) with respect to that cash dividend equal to the cash dividends that would have been payable on the same number of Class I shares as the number of Company RSUs subject to the Advisor RSU Agreements had such Class I shares been outstanding during the same portion of such period as the Company RSUs were outstanding. Any such Dividend Equivalents may be paid in cash or Class I shares, at our Advisor’s election. Accordingly, we classify Company RSUs as participating securities because participants receive dividends on unvested shares. We recognize all Company RSUs as outstanding common shares as of the grant date and record unvested dividends as dividends.

Restricted Stock Grants

Effective February 25, 2015 and March 4, 2014, we granted 49,263 and 44,793 restricted shares of Class I common stock, respectively, to certain employees of our Advisor and its affiliates, none of which are our named executive officers. Restricted stock grants are measured at fair value during the service period and recorded to compensation expense over the service period after which the grants fully vest. Such expense is included in “general and administrative expenses” in our Consolidated Statements of Income. The fair value of these awards is measured at our NAV per share as of the date the shares vest. During the years ended December 31, 2015 and 2014, we recorded approximately $188,000 and $125,000 within “general and administrative expenses” in our Consolidated Statements of Income, respectively. Our restricted stock generally vests ratably over a period of three to four years.

Dealer Manager and Distribution Fees

Dividend Capital Securities LLC, which we refer to as our “Dealer Manager,” distributes the shares of our common stock in our public offering on a “best efforts” basis. Our Dealer Manager coordinates our distribution effort and manages our relationships with participating broker-dealers and financial advisors and provides assistance in connection with compliance matters relating to marketing our public offering. Among other fees, we pay our Dealer Manager (i) a dealer manager fee which accrues daily in an amount equal to 1/365th of 0.6% of our NAV per share of Class A and Class W shares outstanding and an amount equal to 1/365th of 0.1% of our NAV per share of Class I shares outstanding on such day on a continuous basis, and (ii) a distribution fee which accrues daily in an amount equal to 1/365th of 0.5% of our NAV per share of Class A shares outstanding on such day on a continuous basis. We cease paying the dealer manager fee and distribution fee with respect to shares sold in the offering on the earlier to occur of the following: (i) a listing of the class of such shares on a national securities exchange, (ii) following the completion of an offering, total underwriting compensation in the offering equaling 10% of the gross proceeds from the primary portion of the respective offering, or (iii) such shares no longer being outstanding.

We account for these dealer manager and distribution fees as a reduction in proceeds received from the sale of common stock. We recognize our obligation to pay such fees on a periodic basis, along with a corresponding reduction against the proceeds raised, as such fees become payable to our dealer manager pursuant to the terms of the dealer manager agreement. We record the net proceeds raised from the sale of common stock as equity as we sells such shares. However, we record the corresponding reduction to capital as dealer manager and distribution fees become contractually due to our Dealer Manager pursuant to the terms of the dealer manager agreement. The payment of dealer manager and distribution fees may extend several years after the sale of the related shares of common stock. See Note 11 for further discussion of dealer manager and distribution fees.

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

New Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update 2016-01, which changes the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The FASB also clarifies the guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance will be effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. The guidance should be applied prospectively. Earlier application is permitted regarding the guidance on the presentation of the change in fair value of financial liabilities under the fair value option for financial statements that have not been issued. We do not anticipate the adoption will have a significant impact on our consolidated financial statements.

In September 2015, the FASB issued Accounting Standards Update 2015-16, which simplifies the accounting for adjustments made to provisional amounts recognized in a business combination. The guidance eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, the guidance requires that an acquirer recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance will be effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. The guidance should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. We do not anticipate the adoption will have a significant impact on our consolidated financial statements.

In August 2015 and April 2015, the FASB issued Accounting Standards Update 2015-15 (“ASU 2015-15”) and Accounting Standards Update 2015-03 (“ASU 2015-03”), respectively, which simplify the presentation of debt issuance costs and clarify the guidance for presenting and measuring debt issuance costs related to line-of-credit arrangements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-15 permits an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs is not affected by the guidance. Both ASU 2015-03 and ASU 2015-15 are effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015 and will require retrospective application. Early adoption is permitted for financial statements that have not been previously issued. We do not anticipate the adoption will have a significant impact on our consolidated financial statements.

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

In February 2015, the FASB issued Accounting Standards Update 2015-02 (“ASU 2015-02”), Amendments to the Consolidation Analysis, which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments in ASU 2015-02 are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the effect the guidance will have on our consolidated financial statements.

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

Currently, our consolidated investments in real property consist of investments in office, industrial and retail properties. The following tables summarize our consolidated investments in real property as of December 31, 2015 and 2014 (amounts in thousands):

Real Property	Land	Building and Improvements	Intangible Lease Assets	Total Investment Amount	Intangible Lease Liabilities	Net Investment Amount
As of December 31, 2015:
Office	$203,889	$833,655	$310,629	$1,348,173	$(18,923)	$1,329,250
Industrial	9,572	65,307	16,436	91,315	(344)	90,971
Retail	260,761	570,700	109,225	940,686	(74,282)	866,404
Total gross book value	474,222	1,469,662	436,290	2,380,174	(93,549)	2,286,625
Accumulated depreciation/amortization	—	(208,281)	(297,676)	(505,957)	29,675	(476,282)
Total net book value	$474,222	$1,261,381	$138,614	$1,874,217	$(63,874)	$1,810,343
As of December 31, 2014:
Office (1)	$238,505	$818,659	$359,057	$1,416,221	$(21,535)	$1,394,686
Industrial	25,502	193,878	48,421	267,801	(41,011)	226,790
Retail	237,605	464,479	86,820	788,904	(62,292)	726,612
Total gross book value	501,612	1,477,016	494,298	2,472,926	(124,838)	2,348,088
Accumulated depreciation/amortization	—	(204,165)	(319,081)	(523,246)	38,595	(484,651)
Total net book value	$501,612	$1,272,851	$175,217	$1,949,680	$(86,243)	$1,863,437

(1)	Includes $4.1 million in land, $19.3 million in building and improvements, and $7.0 million in intangible lease assets before accumulated depreciation of $10.2 million, related to an office property classified as held for sale in the accompanying balance sheet as of December 31, 2014.

Acquisitions

The following table summarizes our acquisitions of real properties during the year ended December 31, 2015 (dollar amounts and square footage in thousands):

Real Property	Property Type	Market	Number of Properties	Date of Acquisition	Acquired Ownership	Contract Price	Net Rentable Square Feet	Percent Leased at Acquisition
Bank of America Tower	Office	South Florida	1	12/11/15	100%	$35,750	110	87%
Yale Village	Retail	Tulsa, OK	1	12/9/15	100%	31,800	101	100%
Chester Springs	Retail	Northern New Jersey	1	10/8/15	100%	53,781	223	95%
Venture Corporate Center	Office	South Florida	1	8/6/15	100%	45,750	253	97%
Shenandoah	Retail	South Florida	1	8/6/15	100%	32,670	124	100%
City View	Office	Austin, TX	1	4/24/15	100%	68,750	274	99%
South Cape	Retail	Greater Boston (1)	1	3/18/15	100%	35,450	143	92%
Rialto	Office	Austin, TX	1	1/15/15	100%	37,300	155	94%
Total 2015 real property acquisitions			8			$341,251	1,383	96%

(1)	Our Greater Boston market comprises the greater metro area around Boston, MA. As of December 31, 2015, properties in our Greater Boston market are located in the following states: Massachusetts, Connecticut, New Hampshire, and Rhode Island.

The following table summarizes the allocations of the fair value of the real properties we acquired during the year ended December 31, 2015 to land, building and improvements, intangible lease assets, intangible lease liabilities, and mark-to-market adjustment on assumed debt (dollar amounts in thousands). We have not made any material adjustments related to these allocations.

									Weighted-Average Amortization Period (Years)
Real Property	Land	Building and Improvements	Intangible Lease Assets	Intangible Lease Liabilities	Mark-to-Market Adjustment on Assumed Debt	Total Fair Value	Prorations and Credits	Contract Price	Intangible Lease Assets	Intangible Lease Liabilities
Bank of America Tower	$5,030	$25,202	$5,715	$(337)	$—	$35,610	$140	$35,750	6.6	6.1
Yale Village	3,492	23,750	6,905	(2,347)	—	31,800	—	31,800	14.8	24.3
Chester Springs	7,376	43,892	7,263	(4,750)	—	53,781	—	53,781	4.8	19.0
Venture Corporate Center	12,047	22,183	11,968	(798)	—	45,400	350	45,750	6.3	6.1
Shenandoah	10,501	22,959	4,438	(4,294)	(934)	32,670	—	32,670	13.0	18.9
City View	4,606	55,868	9,382	(1,543)	—	68,313	437	68,750	4.5	3.9
South Cape	9,936	22,877	4,675	(2,038)	—	35,450	—	35,450	7.9	23.8
Rialto	5,094	26,740	5,751	(447)	—	37,138	162	37,300	5.2	2.7
Total	$58,082	$243,471	$56,097	$(16,554)	$(934)	$340,162	$1,089	$341,251

Pro Forma Financial Information (Unaudited)

The table below includes the following for the years ended December 31, 2015 and 2014: (i) actual selected financial information for the 2015 acquisitions included in our consolidated statements of income; and (ii) pro forma selected financial information reflecting the 2015 acquisitions, as if the date of each acquisition had been January 1, 2014. The pro forma financial information is not intended to represent or be indicative of the Company’s consolidated financial results that would have been reported had the acquisitions been completed at the beginning of the comparable prior period presented and should not be taken as indicative of its future consolidated financial results (dollar amounts in thousands).

	For the Year Ended December 31,
	2015	2014
Actual:
Total revenues	$18,487	$—
Total rental expenses	6,687	—
NOI (1)	11,800	—
Net income before real estate depreciation and amortization expense	9,263	—
Real estate depreciation and amortization expense	9,534	—
Net loss	(271)	—

Pro Forma:
Total revenues (2)	$260,553	$265,069
Total rental expenses	72,345	63,891
NOI (1)	188,208	201,178
Net income before real estate depreciation and amortization expense	238,877	139,480
Real estate depreciation and amortization expense	103,082	109,038
Net income (3)	135,795	30,442

(1)	For a discussion as to why we view NOI to be an appropriate supplemental performance measure and a reconciliation to GAAP net income, refer to Note 13.

(2)	The pro forma total revenues were adjusted to include incremental revenue of approximately $35.4 million and $33.5 million in relation to the 2015 acquisitions for the years ended December 31, 2015 and 2014, respectively.

(3)	Acquisition-related expenses of approximately $2.4 million in relation to our 2015 acquisitions were excluded from the pro forma net income for the year ended December 31, 2015 and included in the pro forma net income for the year ended December 31, 2014, as if these expenses had been incurred as of January 1, 2014.

Dispositions

On March 11, 2015, we completed the sale of a portfolio of 12 wholly owned office and industrial properties comprising approximately 2.7 million net rentable square feet (the “Portfolio”) to an unrelated third party, for a gross sales price of approximately $398.6 million. We incurred closing costs and fees of approximately $7.8 million upon the closing of this transaction, including approximately $4.0 million in advisory fees related to the disposition of real property paid to our Advisor. See Note 5 for information regarding financing related to the disposition of the Portfolio.

For the years ended December 31, 2015, 2014, and 2013, our consolidated statements of income include approximately $6.2 million, $33.7 million, and $34.2 million of aggregate revenue attributable to the Portfolio, respectively, and approximately $6.1 million, $33.1 million and $33.4 million of NOI attributable to the Portfolio, respectively.

During 2015, 2014, and 2013 we disposed of the following properties (dollar amounts and square footage in thousands):

Property Type	Market	Ownership	Net Rentable Square Feet	Percentage Leased	Disposition Date	Contract Sales Price	Gain (loss) on Sale
2015 Dispositions:
Retail	Greater Boston	100%	11	100%	12/18/15	$1,625	$14
Office	Silicon Valley, CA	100%	53	100%	12/14/15	16,750	970
Land Parcel	Denver, CO	100%	N/A	N/A	8/12/15	7,577	1,701
Office	Los Angeles, CA	100%	111	0%	7/20/15	12,549	2,866
Retail	Pittsburgh, PA	100%	103	93%	5/5/15	12,500	—
Office and Industrial Portfolio (1)	Various (1)	100%	2,669	100%	3/11/15	398,635	105,542
Office	Dallas, TX	100%	177	88%	1/16/15	46,600	23,125
Total 2015 real property dispositions			3,124	95%		$496,236	$134,218
2014 Dispositions:
Office	Denver, CO	100%	138	100%	11/7/14	$9,100	$4,032
Industrial (2)	Silicon Valley, CA	100%	177	41%	10/15/14	13,579	—
Office	East Bay, CA	100%	60	0%	6/13/14	5,700	2,755
Land Parcel	Denver, CO	100%	N/A	N/A	4/14/14	780	93
Office	Little Rock, AR	100%	102	100%	2/25/14	19,550	1,350
Retail	Greater Boston	100%	110	0%	2/18/14	6,750	2,276
Industrial Portfolio	Various (3)	93%	3,387	99%	1/22/14	175,000	29,545
Total 2014 real property dispositions			3,974	93%		$230,459	$40,051
2013 Dispositions:
Office	Chicago, IL	100%	100	100%	10/15/13	$18,000	$5,580
Office	Denver, CO	100%	133	98%	9/13/13	58,100	10,233
Office	Denver, CO	100%	257	100%	7/31/13	71,000	35,371
Office	Greater Boston	100%	132	100%	6/6/13	25,500	6,734
Office (4)	Dallas, TX	100%	1,509	66%	5/31/13	122,231	15,462
Industrial Portfolio	Various (5)	96%	1,918	98%	5/10/13	85,935	(311)
Office	Dallas, TX	100%	62	100%	1/13/13	8,500	1,217
Total 2013 real property dispositions			4,111	86%		$389,266	$74,286

(1)	The Portfolio includes (i) six office properties comprising 1.1 million net rentable square feet located in the following markets: Los Angeles, CA (three properties, of which one disposed property was a single building from a two-building office property), Northern New Jersey, Miami, FL, and Dallas, TX, and (ii) six industrial properties comprising 1.6 million net rentable square feet located in the following markets: Los Angeles, CA, Dallas, TX, Cleveland, OH, Chicago, IL, Houston, TX, and Denver, CO.

(2)	On October 15, 2014, we disposed of a wholly owned industrial property comprising approximately 177,000 net rentable square feet in three buildings located in the Silicon Valley, CA market (“Lundy”). At the time of the disposition, the property had a net investment amount of approximately $13.1 million (after a $2.6 million impairment charge which we recorded during the fourth quarter of 2013). The property was transferred to the lender through a foreclosure sale which extinguished amounts due, including related principal of $13.6 million.

(3)	Industrial portfolio included 12 properties located in the following markets: Atlanta, GA, Central Pennsylvania, Cincinnati, OH, Columbus, OH, Dallas, TX, Indianapolis, IN, and Minneapolis/St. Paul, MN.

(4)	During the year ended December 31, 2012, we became the 100% owner of the titleholder of a 1.5 million square foot office property in the Dallas, TX market (“Comerica Bank Tower”), as the result of our foreclosure of a non-performing mezzanine loan for which such ownership interest had served as collateral. Comerica Bank Tower was subject to a mortgage note with a principal balance of $179.8 million as of the acquisition date bearing interest at 5.8%, which would have matured in January 2017. On September 10, 2012, we were notified that a receiver (the “Receiver”) had been appointed for the Comerica Bank Tower. As of March 31, 2013, the unpaid principal balance of this mortgage note was $177.4 million. On May 31, 2013, Comerica Bank Tower was sold by the Receiver pursuant to court order to a purchaser unaffiliated with us. Because of the outstanding principal balance of the mortgage note, we did not receive any proceeds from the sale of Comerica Bank Tower.

(5)	Industrial portfolio included seven properties located in the following markets: Philadelphia, PA, Sacramento, CA, Central Pennsylvania, Charlotte, NC, Atlanta, GA, and Chicago, IL.

Assets Held for Sale

We did not have any assets or related liabilities classified as held for sale as of December 31, 2015. As of December 31, 2014, we had agreed to dispose of a wholly owned office property comprising approximately 177,000 net rentable square feet in the Dallas, TX market to an unrelated third party. Accordingly, the assets and liabilities related to this property are classified as held for sale in the accompanying balance sheet as of December 31, 2014. We sold the property on January 16, 2015. The following table summarizes the carrying amounts of the major classes of assets and liabilities classified as held for sale as of December 31, 2014 (amounts in thousands):

As of December 31, 2014
Land	$4,075
Building and improvements	19,337
Intangible lease assets	7,005
Accumulated depreciation	(10,163)
Other assets, net	1,673
Assets held for sale	$21,927
Other liabilities	1,880
Liabilities related to assets held for sale	$1,880

Discontinued Operations

We present the results of operations and the respective aggregate net gains (losses) of any property or group of properties that were disposed or classified as held for sale as of December 31, 2013, when the operations and cash flows have been (or will be) eliminated from our ongoing operations and we will not have any significant continuing involvement as discontinued operations in our accompanying statements of income. Beginning with the year ended December 31, 2014, as the result of adopting Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, issued by the FASB in April 2014, we present the results of operations and the respective aggregate net gains (losses) of any property or group of properties, the disposal of which would represent a strategic shift that has (or will have) a major effect on our operations and financial results, when such property (or group of properties) have been disposed of or classified as held for sale, as discontinued operations in our accompanying statements of income. Properties sold or classified as held for sale after December 31, 2013 are not classified as discontinued operations unless the sale or classification as held for sale meets the new accounting requirements.

We did not have any discontinued operations for the year ended December 31, 2015. Discontinued operations for the year ended December 31, 2014 include the results of operations and net gain on the disposition of 12 properties classified as held for sale as of December 31, 2013. Discontinued operations for the year ended December 31, 2013 include (i) the results of operations of the 13 properties disposed of during the year ended December 31, 2013, (ii) the results of operations of the 12 properties classified as held for sale as of December 31, 2013 and subsequently disposed of, and (iii) the aggregate net gain on dispositions recorded during the year ended December 31, 2013. The following table summarizes amounts recorded as discontinued operations for the years ended December 31, 2014 and 2013 (amounts in thousands):

	For the Year Ended December 31,
	2014	2013
Revenues	$969	$39,023
Rental expense	(340)	(14,020)
Real estate depreciation and amortization expense	—	(21,017)
Interest expense	(296)	(12,662)
Other expenses	(8)	(56)
Income (loss) from discontinued operations	325	(8,732)
Gain (Loss) on disposition	29,679	74,286
Discontinued operations	30,004	65,554
Discontinued operations attributable to noncontrolling interests	(4,462)	(4,560)
Discontinued operations attributable to common stockholders	$25,542	$60,994

Real Property Impairment

During the year ended December 31, 2015, we recorded a $6.5 million impairment charge related to a consolidated office property located in the Chicago, IL market, which we acquired in February 2007 and we hold through a joint venture in which we are not the managing partner. We have an 80% ownership interest in the office property. During the year ended December, 31, 2015, we began to consider possible disposition opportunities for this property. Such disposition opportunities caused us to significantly reduce our estimated holding period for this property. We recorded an impairment charge to reduce the net book value of the property to our estimate of its fair value. In addition, during the year ended December 31, 2015, we recorded approximately $1.6 million of impairment charges related to a wholly owned retail property that we acquired in May 2007 in the Pittsburgh, PA market, which was disposed of in May 2015 (“Mt. Nebo”). Mt. Nebo served as collateral for a cross-collateralized senior mortgage note that is also secured by two other retail properties. Prior to the disposition, the net book value of Mt. Nebo exceeded the contract sales price less the cost to sell by approximately $1.6 million. Accordingly, we recorded an impairment to reduce the net book value of the property to our estimate of its fair value less the cost to sell.

During the year ended December 31, 2014, we recorded a $9.5 million impairment related to Mt. Nebo. During the year ended December 31, 2014, we began to consider possible disposition opportunities for this property. Such disposition opportunities caused us to significantly reduce our estimated holding period for this property. As a result of our review and based on our estimate of future cash flow and fair value of the retail property, we recognized the impairment charge to adjust the carrying value to our estimate of fair value as of December 31, 2014.

During the year ended December 31, 2013, we recorded approximately a $2.6 million impairment charge related to a wholly-owned industrial property that we acquired in September 2006 in the Silicon Valley, CA market, which was disposed of in October 2014. During the year ended December 31, 2013, we determined that this industrial property was unlikely to generate cash flows during our estimated investment period sufficient to recover our net book basis as of December 31, 2013. The primary factor leading to this determination was our determination that the market rental rate we could obtain, and the low demand for industrial space in the particular sub market in which the building was located, did not support our recorded carrying value. As a result of our review and based on our estimate of future cash flow and fair value of the office property, we recognized the impairment charge to adjust the carrying value to our estimate of fair value as of December 31, 2013.

In the calculation of our daily NAV, our real estate assets are carried at fair value using valuation methodologies consistent with ASC Topic 820. As a result, the timing of valuation changes recorded in our NAV will not necessarily be the same as for impairment charges recorded to our consolidated financial statements prepared pursuant to GAAP. Since we determine our NAV daily, impairment charges pursuant to GAAP will likely always be delayed and potentially significantly delayed compared to the change in fair value of our properties included in the calculation of our daily NAV.

Future Minimum Rentals

Future minimum rentals to be received under non-cancelable operating and ground leases in effect as of December 31, 2015, are as follows (amounts in thousands):

For the Year Ended December 31,	Future Minimum Rentals
2016	$183,489
2017	141,830
2018	118,680
2019	103,909
2020	72,457
Thereafter	191,084
Total	$811,449

The table above does not reflect future rental revenues from the potential renewal or replacement of existing and future leases and excludes property operating expense reimbursements and assumes no early termination of leases.

Concentration of Credit Risk

Concentration of credit risk with respect to our sources of revenue currently exists due to a number of tenants whose rental payments to us make up a relatively high percentage of our rental revenue. Rental revenue from our lease with Charles Schwab & Co., Inc., as master tenant of one of our office properties, represented approximately $25.9 million, or 11.5%, of our total revenue from continuing operations for the year ended December 31, 2015. The following is a summary of amounts related to the top five tenants based on annualized base rent, as of December 31, 2015 (dollar amounts and square feet in thousands):

Tenant	Locations	Industry	Annualized Base Rent (1)	% of Total Annualized Base Rent	Square Feet	% of Total Portfolio Square Feet
Charles Schwab & Co., Inc.	2	Securities, Commodities, Fin. Inv./Rel. Activities	$23,408	12.8%	602	6.6%
Sybase	1	Publishing Information (except Internet)	18,692	10.3%	405	4.5%
Northrop Grumman (2)	1	Professional, Scientific and Technical Services	15,901	8.7%	575	6.3%
Stop & Shop	16	Food and Beverage Stores	14,983	8.2%	911	10.1%
Novo Nordisk	1	Chemical Manufacturing	4,535	2.5%	167	1.8%
	21		$77,519	42.5%	2,660	29.3%

(1)	Annualized base rent represents the annualized monthly base rent of executed leases as of December 31, 2015.

(2)	Northrop Grumman exercised a purchase option to acquire the office property that they leased from us on February 18, 2016. As a result, Northrop Grumman is no longer our tenant. Prior to acquiring this property from us, Northrop Grumman’s lease would have expired in 2016. For a more detailed discussion of the purchase option and the related property disposition, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events” of this Annual Report on Form 10-K.

Our properties in Massachusetts, New Jersey, California, and Texas accounted for approximately 18%, 18%, 13%, and 11%, respectively, of our total gross investment in real property portfolio as of December 31, 2015. A deterioration of general economic or other relevant conditions, changes in governmental laws and regulations, acts of nature, demographics or other factors in any of those states or the geographical region in which they are located could result in the loss of a tenant, a decrease in the demand for our properties and a decrease in our revenues from those markets, which in turn may have a disproportionate and material adverse effect on our results of operations and financial condition.

Third Party Purchase Options

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

“Colshire,” an office property located in the Washington, DC area, was subject to a purchase option held by the tenant, Northrop Grumman, with an exercise price that we estimated to be approximately $158.4 million and an expiration date in March 2016. The tenant exercised the purchase option during January 2016, triggering a sale of the property to Northrop Grumman in February 2016. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for information regarding the cost basis of this office property as of December 31, 2015 and the NOI of the tenant for the year ended December 31, 2015.

4.	DEBT RELATED INVESTMENTS

As of December 31, 2015 and 2014, we had invested in three and 11 debt related investments, respectively. The weighted average maturity of our debt related investments structured as mortgage notes as of December 31, 2015 was 3.3 years, based on our recorded net investments. The following table describes our debt related income for the years ended December 31, 2015, 2014, and 2013 (dollar amounts in thousands):

	For the Year Ended December 31,			Weighted Average Yield as of
Investment Type	2015	2014	2013	December 31, 2015 (1)
Mortgage notes (2)	$5,136	$4,521	$8,726	6.1%
B-notes	—	—	51	N/A
Mezzanine debt (3)	1,786	2,875	1,672	N/A
Total	$6,922	$7,396	$10,449	6.1%

(1)	Weighted average yield is calculated on an unlevered basis using the amount invested, current interest rates and accretion of premiums or discounts realized upon the initial investment for each investment type as of December 31, 2015. As of December 31, 2015, all of our debt related investments bear interest at fixed rates.

(2)	Six, three and four of our debt related investments structured as mortgage notes were repaid in full during the years ended December 31, 2015, 2014 and 2013, respectively. Amounts recorded include early repayment fees received and accelerated amortization of origination fees offset by accelerated amortization of deferred due diligence costs related to certain of these repayments.

(3)	Our debt related investment structured as a mezzanine loan was repaid in full during the year ended December 31, 2015. During the year ended December 31, 2015, amounts recorded were offset by accelerated amortization of deferred due diligence costs.

The following table describes our debt related investment activity for the years ended December 31, 2015 and 2014 (amounts in thousands).

	Year Ended December 31,
	2015	2014
Investment in Debt Related Investments:
Balance at January 1,	$94,951	$123,935
Investments (1)	3,465	2,924
Principal repayments	(82,417)	(31,177)
Amortization of deferred fees, costs, and discounts/premiums	(277)	(731)
Balance at December 31,	$15,722	$94,951

(1)	Investments include approximately $2.0 million and $2.9 million of accrued interest that was capitalized into the principal balance of our mezzanine debt investment during the years ended December 31, 2015 and 2014, respectively.

Debt Related Investment and Repayment Activity

As of December 31, 2015, all of our debt related investments required both interest and principal payments on a monthly basis. We did not have any debt related investment that was subject to delinquent principal or interest payments. We are the senior lender in all of our debt related investments with respect to the underlying collateral. The following table summarizes our debt related investments as of December 31, 2015 (dollar amounts in thousands).

Description	Region	Interest Rate Fixed or Variable	Interest Rate as of December 31, 2015	Maturity Date	Face Amount of Debt (1)	Amount of Debt Related Investments
Mortgage note	Northeast	Fixed	6.2%	11/1/17	$3,691	$3,721
Mortgage note	Southeast	Fixed	7.0%	3/1/19	8,729	8,827
Mortgage note	Mountain	Fixed	5.2%	3/1/21	3,189	3,174
Total/weighted average			6.4%		$15,609	$15,722

(1)	Reflects the principal amount of the debt investment outstanding, which is net of principal repayments.

Impairment

As of December 31, 2014, we had one impaired debt related investment with an unpaid principal balance of approximately $3.0 million, for which we have a full valuation allowance. Based on our review during the year ended December 31, 2015, we determined that the impaired debt related investment did not have any value and therefore we recorded a direct write-off of the allowance for loan loss of $3.0 million.

We did not have any debt related investments on non-accrual status as of December 31, 2015. We had one B-note debt related investment on non-accrual status as of December 31, 2014. We had recorded a complete allowance for loan loss related to the debt related investment on non-accrual status as of December 31, 2014 and have recorded a direct write-off of the full amount of the allowance for loan loss during the year ended December 31, 2015.

We did not record any interest income related to our impaired debt related investment during the years ended December 31, 2015 or 2014. During the year ended December 31, 2013, we recorded interest income of approximately $51,000 from our impaired debt related investments, which had an average recorded investment amount of approximately $6.1 million over that period.

5.	DEBT OBLIGATIONS

The following table describes our borrowings as of December 31, 2015 and 2014 (dollar amounts in thousands):

	Weighted Average Stated Interest Rate as of December 31,		Outstanding Balance as of December 31, (1)		Gross Investment Amount Securing Borrowings as of December 31, (2)
	2015	2014	2015	2014	2015	2014
Fixed-rate mortgages	5.6%	5.8%	$579,196	$807,994	$1,016,560	$1,625,637
Floating-rate mortgages (3)	3.4%	3.2%	7,890	8,250	16,618	16,118
Total mortgage notes	5.5%	5.8%	587,086	816,244	1,033,178	1,641,755
Repurchase facilities (4)	N/A	2.8%	—	37,023	—	51,156
Total secured borrowings	5.5%	5.6%	587,086	853,267	1,033,178	1,692,911
Line of credit (5)	1.9%	2.6%	167,000	75,000	N/A	N/A
Term loans (6)	2.6%	2.7%	350,000	270,000	N/A	N/A
Total unsecured borrowings	2.4%	2.7%	517,000	345,000	N/A	N/A
Total borrowings	4.1%	4.8%	$1,104,086	$1,198,267	N/A	N/A

(1)	Amounts are net of (i) unamortized premiums to the face value of our outstanding fixed-rate mortgages of $1.3 million and $2.0 million as of December 31, 2015 and 2014, respectively, and (ii) GAAP principal amortization related to troubled debt restructurings of $3.1 million and $2.3 million as of December 31, 2015 and 2014, respectively.

(2)	“Gross Investment Amount” as used here and throughout this document represents the allocated gross basis of real property and debt related investments, after certain adjustments. Gross Investment Amount for real property (i) includes the effect of intangible lease liabilities, (ii) excludes accumulated depreciation and amortization, and (iii) includes the impact of impairments. Amounts reported for debt related investments represent our net accounting basis of the debt investments, which includes (i) unpaid principal balances, (ii) unamortized discounts, premiums, and deferred charges, and (iii) allowances for loan loss.

(3)	As of December 31, 2015 and 2014, our floating-rate mortgage note was subject to an interest rate spread of 3.00% over one-month LIBOR.

(4)	As of December 31, 2014, borrowings under our repurchase facility were subject to interest at a floating rate of 2.25% over one-month LIBOR. However, we had effectively fixed the interest rate of the borrowings using interest rate swaps at 2.84% for the term of the borrowings.

(5)	As of December 31, 2015 and 2014, borrowings under our line of credit were subject to interest at a floating rate of 1.40% and 1.75%, respectively, over one-month LIBOR. However, as of December 31, 2015, we had effectively fixed the interest rate of approximately $25.4 million of the total of $167.0 million in borrowings using interest rate swaps, resulting in a weighted average interest rate on the total line of credit of 1.88%. As of December 31, 2014, we had effectively fixed the interest rate of approximately $30.0 million of the total of $75.0 million in borrowings using interest rate swaps, resulting in a weighted average interest rate on the total line of credit of 2.56%.

(6)	As of December 31, 2015 and 2014, borrowings under our term loans were subject to interest at weighted average floating rates of 1.52% and 1.70%, respectively, over one-month LIBOR. However, we had effectively fixed the interest rates of the borrowings using interest rate swaps at 2.59% and 2.69% as of December 31, 2015 and 2014, respectively.

As of December 31, 2015, 10 mortgage notes were interest-only and eight mortgage notes were fully amortizing with outstanding principal balances of approximately $343.8 million and $245.0 million, respectively. None of our mortgage notes are recourse to us.

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

As of December 31, 2015, we had outstanding borrowings of $167.0 million and $150.0 million, respectively, under the Revolving Credit Facility and $150 Million Term Loan components of the Amended Facility, respectively. As of December 31, 2015, we had outstanding borrowings of $200.0 million under the $200 Million Term Loan. As of December 31, 2015, the unused portion of our Revolving Credit Facility was approximately $230.8 million, all of which was available to us. As of December 31, 2015, we were in compliance with all the debt constraints under our credit facilities. As of December 31, 2014, we had outstanding borrowings of $270.0 million and $75.0 million under the term loan and revolving credit facility components of the Old Facility, respectively. As of December 31, 2014, the unused portion of the revolving credit facility component of the Old Facility was approximately $272.8 million, of which approximately $189.4 million was available for us to borrow due to covenant constraints under the revolving credit facility component of the Old Facility.

Debt Maturities

The following table reflects our contractual debt maturities as of December 31, 2015, specifically our obligations under our mortgage notes and unsecured borrowings (dollar amounts in thousands):

	As of December 31, 2015
	Mortgage Notes		Unsecured Borrowings		Total
Year Ending December 31,	Number of Borrowings Maturing	Outstanding Principal Balance (1)	Number of Borrowings Maturing	Outstanding Principal Balance (2)	Outstanding Principal Balance
2016	7	$286,679	—	$—	$286,679
2017	6	206,660	—	—	206,660
2018	—	1,762	1	150,000	151,762
2019	—	1,869	1	167,000	168,869
2020	—	1,982	—	—	1,982
2021	1	10,825	—	—	10,825
2022	1	1,663	1	200,000	201,663
2023	—	978	—	—	978
2024	—	1,034	—	—	1,034
2025	1	71,094	—	—	71,094
Thereafter	2	4,303	—	—	4,303
Total	18	$588,849	3	$517,000	$1,105,849

(1)	Outstanding principal balance represents expected cash outflows for contractual amortization and scheduled balloon payment maturities and does not include principal amortization of our restructured mortgage note of approximately $3.1 million that does not reduce the contractual amount due of the related mortgage note as of December 31, 2015, partially offset by the mark-to-market adjustment on assumed debt of $1.3 million as of December 31, 2015.

(2)	Unsecured borrowings presented include (i) borrowings under the $150 Million Term Loan of $150.0 million, which were scheduled to mature in 2018, subject to two one-year extension options, (ii) borrowings under the Revolving Credit Facility of $167.0 million, which were scheduled to mature in 2019, subject to a one-year extension option, and (iii) borrowings under the $200 Million Term Loan of $200.0 million which are scheduled to mature in 2022 with no extension options.

6.	DERIVATIVES AND HEDGING ACTIVITIES

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges under ASC Topic 815 is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the next 12 months, we estimate that approximately $1.6 million will be reclassified as an increase to interest expense related to active effective hedges of existing floating-rate debt, and we estimate that approximately $1.9 million will be reclassified as an increase to interest expense related to effective forward started interest rate swaps where the hedging instrument has been terminated. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The table below presents a reconciliation of the beginning and ending balances, between December 31, 2014 and December 31, 2015, of our accumulated other comprehensive loss (“OCI”), net of amounts attributable to noncontrolling interests, related to the effective portion of our cash flow hedges as presented on our consolidated financial statements, as well as amounts related to our available-for-sale securities (amounts in thousands):

	(Losses) and Gains on Cash Flow Hedges	Unrealized (Losses) and Gains on Available-For-Sale Securities	Accumulated Other Comprehensive Loss
Beginning balance as of December 31, 2014:	$(9,069)	$(1,051)	$(10,120)
Other comprehensive income:
Amount of loss reclassified from OCI into interest expense (effective portion) (net of tax benefit of $0)	4,820	—	4,820
Change in fair value recognized in OCI (effective portion) (net of tax benefit of $0)	(5,797)	—	(5,797)
Net current-period other comprehensive income	(977)	—	(977)
Attribution of and other adjustments to OCI attributable to noncontrolling interests	79	4	83
Ending balance as of December 31, 2015	$(9,967)	$(1,047)	$(11,014)

Fair Values of Derivative Instruments

The majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with our derivative instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of potential default by us and our counterparties. As of December 31, 2015, we had assessed the significance of the impact of the credit valuation adjustments and had determined that it was not significant to the overall valuation of our derivative instruments. As a result, we have determined that our derivative valuations are classified in Level 2 of the fair value hierarchy.

Designated Derivatives

As of December 31, 2015 and 2014, we had 12 and 11 outstanding interest rate swaps, respectively, that were designated as cash flow hedges of interest rate risk, with a total notional amount of $375.4 million and $339.2 million, respectively. In addition, as of December 31, 2015, we had (i) two interest rate swaps with a total notional amount of $100.0 million that will become effective in December 2016 and mature in January 2020 and (ii) two interest rate swaps with a total notional amount of $100.0 million that will become effective in December 2016 and mature in February 2022, all of which were designated as cash flow hedges of interest rate risk.

The table below presents the gross fair value of our designated derivative financial instruments as well as their classification on our accompanying consolidated balance sheets as of December 31, 2015 and 2014 (amounts in thousands):

		Fair Value of Asset Derivatives as of			Fair Value of Liability Derivatives as of
	Balance Sheet	December 31,	December 31,	Balance Sheet	December 31,	December 31,
	Location	2015	2014	Location	2015	2014
Interest rate contracts	Other assets, net (1)	$197	$543	Other liabilities (1)	$(3,303)	$(907)
Total derivatives		$197	$543		$(3,303)	$(907)

(1)	Although our derivative contracts are subject to master netting arrangements which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheets. If we did net our derivative fair values on the consolidated balance sheets, the derivative fair values would be lowered by approximately $157,000 and $24,000 as of December 31, 2015 and 2014, respectively, resulting in net fair values of our asset derivatives of approximately $41,000 and $519,000 as of December 31, 2015 and 2014, respectively, and net fair values of our liability derivatives of approximately $3.1 million and $883,000 as of December 31, 2015 and 2014, respectively.

Non-Designated Derivatives

Derivatives not designated as hedges are not speculative and are used to hedge our exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. As of December 31, 2015, 2014, and 2013, we did not have any outstanding derivatives that were not designated as hedges.

Effect of Derivative Instruments on the Statements of Comprehensive Income

The table below presents the effect of our derivative financial instruments on our accompanying financial statements for the years ended December 31, 2015, 2014, and 2013 (amounts in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Derivatives Designated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts	Interest rate contracts
Amount of (loss) gain recognized in OCI (effective portion)	$(5,797)	$(2,370)	$352
Location of loss reclassified from accumulated OCI into income (effective portion)	Interest expense	Interest expense	Interest expense
Amount of loss reclassified from accumulated OCI into income (effective portion)	$4,820	$3,091	$2,726
Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Interest and other income (expense)	Interest and other income (expense)	Loss on financing commitments
Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	$3	$(1)	$(1,897)

Credit-Risk-Related Contingent Features

We have agreements with certain of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. We have agreements with certain other derivative counterparties that contain a provision whereby if we default on any of our indebtedness held by our Operating Partnership, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.

As of December 31, 2015, the fair value of derivatives was in a net liability position of approximately $3.1 million, which included accrued interest but excluded any adjustment for nonperformance risk. As of December 31, 2015, we have not posted any collateral related to these agreements. If we had breached any of these provisions at December 31, 2015, we could have been required to settle our obligations under the agreements at their termination value of $3.1 million.

7.	FAIR VALUE DISCLOSURES

ASC Topic 820, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC Topic 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

The table below presents certain of our assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014, aggregated by the level in the fair value hierarchy within which those measurements fall as defined above (amounts in thousands). The fair value estimates presented herein are based on information available to management as of December 31, 2015 and December 31, 2014. These estimates are not necessarily indicative of the amounts we could ultimately realize. There were no changes between fair value hierarchy levels during the years ended December 31, 2015 and 2014.

	Level 1	Level 2	Level 3	Total
As of December 31, 2015:
Assets
Real estate securities	$—	$—	$200	$200
Derivative instruments	—	197	—	197
Total assets	$—	$197	$200	$397
Liabilities
Derivative instruments	$—	$(3,303)	$—	$(3,303)
Total liabilities	$—	$(3,303)	$—	$(3,303)
As of December 31, 2014:
Assets
Real estate securities	$—	$—	$200	$200
Derivative instruments	—	543	—	543
Total assets	$—	$543	$200	$743
Liabilities
Derivative instruments	$—	$(907)	$—	$(907)
Total liabilities	$—	$(907)	$—	$(907)

  We review our fair value hierarchy classifications on a quarterly basis. Transfers into or out of Level 3 are made if the significant inputs used in measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current market environment. When assets and liabilities are transferred between levels, we recognize the transfer at the beginning of the period. The table below presents a reconciliation of the beginning and ending balances of certain of our assets and liabilities having fair value measurements based on significant unobservable inputs (Level 3), and our derivative instruments, between December 31, 2014 and December 31, 2015 (amounts in thousands).

	Real Estate Securities	Derivative Instruments
Beginning balance as of December 31, 2014	$200	$(364)
Total net gains (losses) included in:
Net income (other income and expense)	—	3
Other comprehensive income	—	(5,798)
Total change in fair value	—	(5,795)
Settlements	—	3,053
Transfers in and/or out of Level 3	—	—
Ending balance as of December 31, 2015	$200	$(3,106)

Fair Value Estimates of Derivative Instruments

Currently, we use interest rate swaps to manage our interest rate risk. The valuation of these instruments is determined by a third party valuation specialist using widely accepted valuation techniques, including discounted cash flow analysis of the expected cash flows of each derivative. Management reviews the fair value analyses prepared by the third party valuation specialist which reflect the contractual terms of the derivatives, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities.

The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

To comply with the provisions of ASC 820, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of “netting” and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

The majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with our derivative instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of potential default by us and our counterparties. As of December 31, 2015 and December 31, 2014, we had assessed the significance of the impact of the credit valuation adjustments and had determined that it was not significant to the overall valuation of our derivative instruments. As a result, we have determined that all of our derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.

Nonrecurring Fair Value Measurements

During the year ended December 31, 2015, we recognized an impairment loss of $6.5 million related to a consolidated office property in the accompanying consolidated statements of income. We have an 80% ownership interest in the office property. The impairment was based on a reduction of our estimated holding period for this property, triggering impairment recognition with the related fair value measurement based on our estimate of future cash flows from the operation and disposition of this property. We consider the Level 3 inputs used in determining the fair value of this real property investment to be significant. As such, this investment falls under the Level 3 category of the fair value hierarchy. The fair value used in determining impairment for this property was $17.0 million as of December 31, 2015. The key assumption used in determining the fair value of this property is our expectation of the sales price of the property. Our expectation of the sales price was developed based on the valuation provided by a third-party broker quote. In addition, during the year ended December 31, 2015, we recognized an impairment loss of $1.6 million related to a wholly-owned retail property in the accompanying statements of income. The impairment was based on the disposition of this property during the year ended December 31, 2015, triggering impairment recognition with the related fair value measurement based on the contract sales price less selling costs. We consider the Level 3 inputs used in determining the fair value of this real property investment to be significant. As such, this investment falls under the Level 3 category of the fair value hierarchy. The fair value used in determining impairment for this property was $12.5 million at the disposition date. The key assumption used in determining the fair value of this property is our contract sales price of the property less selling costs.

During the year ended December 31, 2014, we recognized an impairment loss of $9.5 million related to a wholly-owned retail property in the accompanying statements of income. The impairment was based on a reduction of our estimated holding period for this property, triggering impairment recognition with the related fair value measurement based on our estimate of future cash flows from the operation and disposition of this property. We consider the Level 3 inputs used in determining the fair value of this real property investment to be significant. As such, this investment falls under the Level 3 category of the fair value hierarchy. The fair value used in determining impairment for this property was $12.5 million as of December 31, 2014. The key assumption used in determining the fair value of this property is our expectation of the sales price of the property less selling costs. Our expectation of the sales price was developed based on the valuation provided by a third-party broker quote.

During the year ended December 31, 2013, we recognized an impairment loss of $2.6 million related to a wholly-owned industrial property in the accompanying statements of income. The impairment was based on a reduction of our estimated holding period for this property, triggering impairment recognition with the related fair value measurement based on our estimate of future cash flows from the operation and disposition of this property. We consider the Level 3 inputs used in determining the fair value of this real property investment to be significant. As such, this investment falls under the Level 3 category of the fair value hierarchy. The fair value used in determining impairment for this property was $14.5 million as of December 31, 2013. The key assumption used in determining the fair value of this property is the discount rate of 8.5%, which was applied to the future cash flows we expect to receive from operating and disposing of the property. Our expectations of the future cash flows are derived from assumptions about market rents, operating expenses, and the terminal value of the property, some of which are developed by a third-party appraisal firm that we engage.

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

We use the framework established in ASC Topic 820 to measure the fair value of our financial instruments as disclosed in the table below. The fair values estimated below are indicative of certain interest rate and other assumptions as of December 31, 2015 and 2014, and may not take into consideration the effects of subsequent interest rate or other assumption fluctuations, or changes in the values of underlying collateral. The fair values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate their carrying values because of the short-term nature of these instruments.

The following table summarizes the carrying amounts and estimated fair values measured on a nonrecurring basis of our other financial instruments, including instruments classified as held for sale, as of December 31, 2015 and 2014 (amounts in thousands). See Note 7 for a discussion of our assets and liabilities measured at fair value on a recurring basis.

	As of December 31, 2015		As of December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Fixed-rate debt related investments, net	$15,722	$16,526	$69,889	$71,770
Floating-rate debt related investments, net	—	—	25,062	25,157
Liabilities:
Fixed-rate mortgage notes carried at amortized cost	$579,196	$576,432	$807,994	$848,045
Floating-rate mortgage notes	7,890	7,883	8,250	8,249
Floating-rate other secured borrowings	—	—	37,023	37,023
Floating-rate unsecured borrowings	517,000	517,000	345,000	347,235

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

Mortgage Notes and Other Borrowings—The fair value of our mortgage notes and other borrowings are estimated using a discounted cash flow analysis, based on our estimate of market interest rates. Credit spreads relating to the underlying instruments are based on unobservable Level 3 inputs, which we have determined to be our best estimate of current market spreads of similar instruments.

9.	NONCONTROLLING INTERESTS

Our noncontrolling interests consist of two components: (i) OP Units held by third parties and (ii) joint venture partnership interests held by our partners. The following table summarizes changes to noncontrolling interest balances between December 31, 2014 and December 31, 2015 in terms of cumulative contributions, distributions and cumulative allocations of net income (loss) and redemptions and buyouts of the interests (amounts in thousands).

	OP Units	Joint Venture Partner Interests	Noncontrolling Interests
Beginning balance as of December 31, 2014:	$77,080	$2,583	$79,663
Comprehensive Income and Loss
Net income (loss)	8,631	(1,227)	7,404
Unrealized change from cash flow hedging derivatives	(55)	—	(55)
Contributions, Distributions and Redemptions
Contributions from noncontrolling interest holders	16,217	1,120	17,337
Distributions to noncontrolling interest holders	(4,625)	(64)	(4,689)
Redemption and buyout of noncontrolling interests, net	(2,514)	—	(2,514)
Ending balance as of December 31, 2015	$94,734	$2,412	$97,146

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

We are the sole general partner of our Operating Partnership and currently own, in our capacity as the general partner, 200 OP Units for which we contributed $2,000. Subsequent to that initial investment, we have contributed 100% of the proceeds received from our offerings of common stock to our Operating Partnership in exchange for OP Units representing our interest as a limited partner of the Operating Partnership. As of December 31, 2015 and 2014, we owned approximately 92.8% and 93.6% of the outstanding limited partnership interests in our Operating Partnership, respectively, and the remaining limited partnership interests in our Operating Partnership were owned by third-party investors.

Our Operating Partnership has classes of OP Units that correspond to our four classes of common stock: Class E OP Units, Class A OP Units, Class W OP Units and Class I OP Units. After a period of one year from the date of issuance, holders of Class E OP Units (other than us) may request the Operating Partnership to redeem their Class E OP Units. We have the option of redeeming the Class E OP Units with cash for an amount based on our NAV per share as of the effective date of the redemption, shares of our common stock on a one-for-one basis, or with a combination of cash and Class E shares of common stock. We did not issue any Class E shares pursuant to this option during 2015 or 2014. During the years ended December 31, 2015 and 2014, we redeemed approximately 360,000 and 1.1 million Class E OP Units for approximately $2.7 million and $7.9 million in cash, respectively.

As of December 31, 2015 and 2014, our Operating Partnership had issued and outstanding approximately 12.8 million and 12.1 million Class E OP Units, respectively, to third-party investors in connection with its private placement offerings. Such units had a maximum approximate redemption value of $95.6 million and $87.0 million, as of December 31, 2015 and December 31, 2014, respectively, based on our December 31, 2015 and December 31, 2014 NAV per share, respectively, (unaudited). Furthermore, during the year ended December 31, 2015, we exercised our option to acquire, at fair value, previously sold fractional interests in a retail property in the Jacksonville, FL market for a combination of (i) approximately 1.0 million Class E OP Units issued at a price of $7.18 per OP Unit, representing approximately $7.3 million of the aggregate purchase price and (ii) approximately $783,000 in cash. The result of this activity was a net decrease in our financing obligations of approximately $17.9 million and a net increase in our noncontrolling interests of $16.2 million.

Joint Venture Partner Interests

We consolidate all of our joint ventures in the accompanying financial statements. Our joint venture partners’ interests in our consolidated partnerships are not redeemable. As a result, we classify our joint venture partners’ interests as noncontrolling interests. During the year ended December 31, 2014, we sold 12 industrial properties held by two of our joint ventures. As a result, we no longer have any interests in these joint ventures.

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

 On July 12, 2012, the Commission declared effective our Prior Offering, which we terminated on September 15, 2015. On September 16, 2015, the Commission declared effective our Follow-On Offering, which applies to the offer and sale of shares of Class A, Class W, and Class I common stock to the public through a primary offering and a restated distribution reinvestment plan with NAV-based pricing. See Note 1 for additional information regarding the Prior Offering and Follow-On Offering. The following table describes the changes in each class of common shares during each of the years ended December 31, 2015, 2014, and 2013 (shares and dollar amounts in thousands).

	Class E		Class A		Class W		Class I		Total
	Shares	Amount (1)	Shares	Amount (1)	Shares	Amount (1)	Shares	Amount (1)	Shares	Amount (1)
Balances, December 31, 2012	178,092	$1,775,196	12	$83	12	$83	12	$83	178,128	$1,775,445
Issuance of common stock:
Shares sold	—	—	205	1,451	197	1,354	4,301	29,333	4,703	32,138
Distribution reinvestment plan	3,143	21,352	—	—	—	—	18	121	3,161	21,473
Redemptions of common stock	(9,981)	(68,402)	—	—	—	—	(4)	(30)	(9,985)	(68,432)
Balances, December 31, 2013	171,254	$1,728,146	217	$1,534	209	$1,437	4,327	$29,507	176,007	$1,760,624
Issuance of common stock:
Shares sold	—	—	955	6,879	900	6,310	9,090	63,705	10,945	76,894
Distribution reinvestment plan	2,830	19,785	15	105	10	74	123	867	2,978	20,831
Stock-based compensation	—	—	—	—	—	—	136	807	136	807
Redemptions of common stock	(11,016)	(77,523)	—	—	(2)	(13)	(648)	(4,566)	(11,666)	(82,102)
Balances, December 31, 2014	163,068	$1,670,408	1,187	$8,518	1,117	$7,808	13,028	$90,320	178,400	$1,777,054
Issuance of common stock:
Shares sold	—	—	511	3,888	693	5,134	10,135	73,982	11,339	83,004
Distribution reinvestment plan	2,447	17,866	28	203	22	158	426	3,119	2,923	21,346
Stock-based compensation	—	—	—	—	—	—	618	1,295	618	1,295
Redemptions of common stock	(28,240)	(206,134)	(23)	(171)	(20)	(148)	(873)	(6,433)	(29,156)	(212,886)
Balances, December 31, 2015	137,275	$1,482,140	1,703	$12,438	1,812	$12,952	23,334	$162,283	164,124	$1,669,813

(1)	Dollar amounts presented in this table represent the gross amount of proceeds from the sale of common shares, or the amount paid to stockholders to redeem or repurchase common shares, and do not include other costs and expenses accounted for within additional paid-in capital, such as selling commissions, dealer manager and distribution fees, offering and organizational costs, and other costs associated with our distribution reinvestment plans, share redemption programs, and self-tender offers.

Redemptions and Repurchases

On August 12, 2015, we completed a modified “Dutch Auction” tender offer, pursuant to which we accepted for purchase approximately 17.2 million shares of Class E common stock, at a purchase price of $7.25 per share for an aggregate cost of approximately $124.4 million. On December 23, 2015, we completed another self-tender offer, pursuant to which we accepted for purchase approximately 2.7 million shares of Class E common stock, at a purchase price of $7.39 per share for an aggregate cost of approximately $20.1 million.

Prior to December 12, 2015, we had adopted a Class E Share Redemption Program (the “Class E SRP”), whereby Class E stockholders may request that we redeem all or any portion of their Class E shares subject to certain conditions and limitations. On December 12, 2015, our Amended and Restated Class E Share Redemption Program (the “Amended Class E SRP”) became effective, pursuant to which redemptions are only available with respect to Class E shares of common stock in the event of the death or disability of a stockholder subject to certain conditions and limitations. The Amended Class E SRP applied to the three months ended December 31, 2015. We also have a separate Class A, W and I Share Redemption Program (“Class AWI SRP”) for holders of our Class A, Class W or Class I shares. Our board of directors may modify, suspend or terminate our share redemption programs if it deems such action to be in the best interest of our stockholders. Our board of directors will evaluate each quarter whether to make liquidity available to Class E stockholders through the Class E SRP or through a tender offer process.

During the years ended December 31, 2015 and 2014, we redeemed approximately 8.4 million and 11.0 million Class E shares pursuant to our Class E SRP for approximately $61.7 million and $77.5 million, respectively. During the years ended December 31, 2015 and 2014, our board of directors authorized an additional $28.0 million and $34.6 million, respectively, in addition to the amounts calculated in accordance with our Class E SRP, related to these redemptions.

During the year ended December 31, 2015, we redeemed approximately 916,000 Class I shares, Class A shares, and Class W shares pursuant to our Class AWI SRP for a total of approximately $6.8 million. During the year ended December 31, 2014, we redeemed approximately 650,000 Class I shares and Class W shares pursuant to our Class AWI SRP for a total of approximately $4.6 million.

Distributions

We accrue distributions on a daily basis and pay distributions on a quarterly basis. Historically, each quarter, our board of directors has authorized the following quarter’s daily distribution accrual. We calculate individual payments of distributions to each stockholder or OP Unit holder based upon daily record dates during each quarter, so that investors are eligible to earn distributions immediately upon purchasing shares of our common stock or upon purchasing OP Units. The following table describes our total distributions declared on our common stock for the years ended December 31, 2015, 2014 and 2013, and the portion of each distribution that was paid in cash and reinvested in shares (dollar amounts in thousands).

	For the Year Ended December 31,
Distributions:	2015	% of Total Distributions	2014	% of Total Distributions	2013	% of Total Distributions
Paid in cash	$41,968	66.5%	$41,381	66.5%	$41,123	66.0%
Reinvested in shares	21,177	33.5%	20,855	33.5%	21,207	34.0%
Total distributions	$63,145	100.0%	$62,236	100.0%	$62,330	100.0%

The following table sets forth the distributions that have been paid and/or authorized as of December 31, 2015, subject to class-specific adjustments.

	Amount Declared per Share/Unit (1)
Quarter	Class E	Class A	Class W	Class I	Weighted Average	Payment Date
2014
1st Quarter 2014	$0.0875	$0.0687	$0.0772	$0.0858	$0.0874	4/16/14
2nd Quarter 2014	$0.0875	$0.0684	$0.0771	$0.0858	$0.0873	7/16/14
3rd Quarter 2014	$0.0875	$0.0680	$0.0769	$0.0857	$0.0872	10/16/14
4th Quarter 2014	$0.0875	$0.0677	$0.0767	$0.0857	$0.0872	1/16/15

2015
1st Quarter 2015	$0.0900	$0.0705	$0.0794	$0.0882	$0.0897	4/16/15
2nd Quarter 2015	$0.0900	$0.0700	$0.0791	$0.0882	$0.0896	7/2/15
3rd Quarter 2015	$0.0900	$0.0695	$0.0788	$0.0881	$0.0895	10/16/15
4th Quarter 2015	$0.0900	$0.0694	$0.0788	$0.0881	$0.0894	1/19/16

2016
1st Quarter 2016 (2)	$0.0900	$0.0900	$0.0900	$0.0900	$0.0900	4/18/16 (3)

(1)	Assumes ownership of share or unit for the entire quarter.
(2)	The distribution amount herein for the first quarter of 2016 does not reflect class-specific adjustments made to our Class A, Class W, and Class I shares, which have not yet been determined.
(3)	Expected payment date.

Distribution Tax Characterization

Our distributions to stockholders are characterized for federal income tax purposes as (i) ordinary income, (ii) non-taxable return of capital, or (iii) long-term capital gain. Distributions that exceed our current and accumulated tax earnings and profits constitute a return of capital for tax purposes and reduce the stockholders’ basis in the common shares. To the extent that distributions exceed both current and accumulated earnings and profits and the stockholders’ basis in the common shares, they will generally be treated as a gain or loss upon the sale or exchange of our stockholders’ common shares. We elected to classify our fourth quarter 2013 distribution as a 2014 distribution as part of our overall tax and REIT compliance strategy, resulting in a lower amount of reported distributions than were declared for the period. This election increased the percentage of total distributions that are taxable, however, it did not increase the actual dollar amount that is taxed. For 2014 and 2015, we notified stockholders of the taxability of distributions paid during the preceding year on an annual basis. The following unaudited table summarizes the information reported to investors regarding the taxability of distributions on common shares for the years ended December 31, 2015, 2014 and 2013.

	For the Year Ended December 31,
	2015	2014	2013
Per Common Share	% of Total Distributions	% of Total Distributions	% of Total Distributions
Ordinary income	81.01%	63.92%	40.98%
Non-taxable return of capital	18.99%	36.08%	59.02%
Total	100.00%	100.00%	100.00%

11.	RELATED PARTY TRANSACTIONS

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

In connection with our public offering, we entered into an Eighth Amended and Restated Advisory Agreement (the “Advisory Agreement”) with our Advisor, effective July 12, 2012, which modified the fees and expense reimbursements payable to our Advisor. The Advisory Agreement may be renewed for an unlimited number of successive one-year terms. The current term of the Advisory Agreement expires on June 30, 2016. Per the Advisory Agreement, in consideration for asset management services performed, we pay our Advisor an advisory fee comprised of two separate components: (1) a fixed amount that accrues daily in an amount equal to 1/365th of 1.15% of the “Aggregate Fund NAV” (defined as the aggregate NAV of our Class E shares, Class A shares, Class W shares and Class I shares, along with the OP Units held by third parties) for each day, and (2) a performance component that is based on the annual non-compounded investment return provided to holders of “Fund Interests” (defined as our Class E shares, Class A shares, Class W shares, Class I shares, and OP Units held by third parties) such that our Advisor will receive 25% of the overall return in excess of 6%; provided that in no event may the performance condition exceed 10% of the overall return for such year, and subject to certain other limitations. Additionally, our Advisor will provide us with a waiver of a portion of its fees generally equal to the amount of the performance component that would have been payable with respect to the Class E shares and the Class E OP Units held by third parties until the NAV of such shares or units exceeds $10.00 per share or unit, the benefit of which will be shared among all holders of Fund Interests. We will also pay our Advisor a development management fee equal to 4.0% of the cost to develop, construct, or improve real property assets. In addition, we will pay our Advisor a fee of 1% of the sales price of individual real property assets upon disposition of such assets. Further, for a substantial amount of services in connection with the sale of a property, as determined by a majority of our independent directors, we will pay our Advisor up to 50.0% of the reasonable, customary and competitive commission paid for the sale of a comparable real property, provided that such amount shall not exceed 1% of the contract price of the property sold and, when added to all other real estate commissions paid to unaffiliated parties in connection with the sale, may not exceed the lesser of a competitive real estate commission or 6% of the sales price of the property.

In addition, pursuant to the Advisory Agreement, we will pay directly, or reimburse our Advisor and our Dealer Manager (defined below) if they pay on our behalf any organizational and offering expenses (other than selling commissions, the dealer manager fee, distribution fees and non-transaction based compensation allocated to sales-related activities of employees of our Dealer Manager in connection with the offering) relating to any public offerings as and when incurred. After the termination of the primary portion of the offering and again after termination of the distribution reinvestment plan portion of the offering, our Advisor has agreed to reimburse us to the extent that total cumulative organization and offering expenses (including selling commissions, the dealer manager fee and distribution fees) that we incur exceed 15% of our gross proceeds from the applicable offering.

Subject to certain limitations, we will reimburse our Advisor for all of the costs it incurs in connection with the services it provides to us, including, without limitation, our allocable share of our Advisor’s overhead, which includes but is not limited to our Advisor’s rent, utilities and personnel costs; provided, that we will not reimburse our Advisor or its affiliates for services for which our Advisor or its affiliates are entitled to compensation in the form of a separate fee.

Dividend Capital Securities LLC, a related party, which we refer to as the “Dealer Manager,” is distributing the shares of our common stock in our public offering on a “best efforts” basis. Our Dealer Manager is a member of the Financial Industry Regulatory Authority, Inc., or FINRA. Our Dealer Manager coordinates our distribution effort and manages our relationships with participating broker-dealers and financial advisors and provides assistance in connection with compliance matters relating to marketing our public offering.

We entered into a dealer manager agreement dated July 12, 2012, or the “Prior Dealer Manager Agreement,” with our Dealer Manager in connection with the Prior Offering. Pursuant to the Prior Dealer Manager Agreement, our Dealer Manager served as the dealer manager for the Prior Offering. Our Dealer Manager is an entity related to our Advisor and a member firm of FINRA.

Under the Prior Dealer Manager Agreement, our Dealer Manager provided certain sales, promotional, and marketing services to us in connection with the distribution of the shares of common stock offered pursuant to our Prior Offering prospectus. Pursuant to the Prior Dealer Manager Agreement, we paid our Dealer Manager a sales commission of up to 3.0% of the NAV per Class A share sold in the primary offering, subject to the reduction of the sales commission in certain circumstances, and a distribution fee which accrued daily in an amount equal to 1/365th of 0.5% of the amount of our NAV per share for our Class A shares for such day. We also paid our Dealer Manager a dealer manager fee which accrued daily in an amount equal to 1/365th of 0.6% of our NAV per share for each of our Class A and Class W shares and in an amount equal to 1/365th of 0.1% of our NAV per share for our Class I shares for such day.

Pursuant to an amendment to our Prior Dealer Manager Agreement entered into on May 31, 2013, from time to time we could agree to pay our Dealer Manager a primary dealer fee in the amount of up to 5.0% of the gross proceeds raised from the sale of Class I shares in the primary portion of the Prior Offering, provided that the total gross proceeds raised with respect to which the primary dealer fee could apply could not exceed $300,000,000. Pursuant to this amendment, our Dealer Manager retained 0.5% of such gross proceeds and reallowed the remainder of the primary dealer fee to the participating broker-dealers involved in selling such Class I shares based on the portion of the gross proceeds raised from their customers. The primary dealer fee is considered underwriting compensation (as defined in accordance with, and subject to the underwriting compensation limits of, applicable FINRA rules).

On September 16, 2015, the Company entered into a Second Amended and Restated Dealer Manager Agreement (the “Second Amended Dealer Manager Agreement”) with our Dealer Manager in connection with the Follow-On Offering. Pursuant to the Second Amended Dealer Manager Agreement, our Dealer Manager serves as the dealer manager for the Follow-On Offering.

The Second Amended Dealer Manager Agreement is an amendment and restatement of the Prior Dealer Manager Agreement. The purpose of the Second Amended Dealer Manager Agreement is to engage our Dealer Manager with respect to the Follow-On Offering, while still paying dealer manager fees and distribution fees with respect to the Prior Offering. Pursuant to the Second Amended Dealer Manager Agreement, we pay our Dealer Manager a sales commission of up to 3.0% of the offering price per Class A share sold in the primary offering, subject to the reduction of the sales commission in certain circumstances, and a distribution fee which accrues daily in an amount equal to 1/365th of 0.5% of the amount of our NAV per share for our Class A shares for such day. We also pay our Dealer Manager a dealer manager fee which accrued daily in an amount equal to 1/365th of 0.6% of our NAV per share for each of our Class A and Class W shares and in an amount equal to 1/365th of 0.1% of our NAV per share for our Class I shares for such day.

Pursuant to the Second Amended Dealer Manager Agreement, we may pay to the Dealer Manager a primary dealer fee in the amount of up to 5.0% of the gross proceeds raised from the sale of Class I shares in the primary portion of the Follow-On Offering, provided that (i) the total gross proceeds raised with respect to which the primary dealer fee will apply may not exceed $100,000,000, subject to further increase by our board of directors, in its discretion; (ii) the primary dealer fee will only be paid with respect to sales made by participating broker-dealers specifically approved by us as being eligible; and (iii) the primary dealer fee will only be paid with respect to sales made at times approved by us. The Dealer Manager may reallow a portion of the primary dealer fee to the participating broker-dealers involved in selling such Class I shares based on the portion of the gross proceeds raised from their customers. The Dealer Manager will consider the primary dealer fee to be underwriting compensation subject to the limits described below.

The Dealer Manager monitors the aggregate amount of underwriting compensation that we and the Advisor pay in connection with the Follow-On Offering and Prior Offering in order to ensure we comply with the underwriting compensation limits of applicable FINRA rules. Accordingly, the dealer manager fee and distribution fee that are payable to our Dealer Manager with respect to an offering (i.e., pursuant to the registration statement for an offering) will cease when, following the completion of the offering, total underwriting compensation in such offering equals 10% of the gross proceeds from the primary portion of the offering. We consider the portion of the dealer manager fee and the distribution fee accruing with respect to Class A, Class W and Class I shares issued during the term of the current offering, and not issued pursuant to a prior public offering, as underwriting compensation with respect to the current offering. In addition, we will cease paying the dealer manager fee and the distribution fee on the earlier to occur of the following: (i) a listing of the class of such shares on a national securities exchange or (ii) such shares no longer being outstanding, for example (without limitation) upon their redemption or other repurchase by us, upon our dissolution, or upon a merger or other extraordinary transaction in which we are a party and in which the shares are exchanged for cash or other securities.

The sales commissions, distribution fees, and dealer manager fees may all be reallowed to participating broker dealers who are members of FINRA. Our Dealer Manager may also receive a portion of the organization and offering expense reimbursement amounts described above under “— Compensation to our Advisor”. Our Dealer Manager is presently directly or indirectly majority owned by John A. Blumberg, James R. Mulvihill, Evan H. Zucker, and/or their affiliates.

During the years ended December 31, 2015, 2014, and 2013, we paid primary dealer fees of approximately $2.5 million, $2.2 million, and $1.4 million, respectively, with respect to approximately $50.8 million, $43.9 million, and $27.1 million, respectively, of the total gross proceeds raised in our public offering. The maximum primary dealer fee we will pay our Dealer Manager pursuant to the Second Amended Dealer Manager Agreement is $5 million, although in the future we may enter into subsequent amendments to the Second Amended Dealer Manager Agreement to provide for additional primary dealer fee payments.

Independent Director RSU Awards

On December 5, 2013, our board of directors approved revised compensation for our independent directors. In connection with the revised compensation plan, at each annual meeting of stockholders the independent directors will automatically, upon election, receive an award of RSUs with respect to Class I shares of our common stock, with the number of RSUs based on the NAV per Class I share as of the end of the day of the annual meeting. Effective June 25, 2015, June 25, 2014, and January 2, 2014, we granted 4,116, 4,460, and 2,112 RSUs to our independent directors, respectively.

Restricted Stock Unit Agreements

Pursuant to the terms of the Advisor RSU Agreements, we have granted our Advisor 717,722 Company RSUs, of which approximately 441,000 Company RSUs remained unvested and unsettled as of December 31, 2015. Each Company RSU will, upon vesting, entitle our Advisor to one Class I share of our common stock. The Company RSUs are subject to specified vesting and settlement provisions and, upon settlement in Class I shares of Company common stock, require offsets of advisory fees and expenses otherwise payable from the Company to our Advisor as described further below based on the NAV per Class I share on the grant date of the applicable Company RSU (the weighted average grant-date NAV per Class I share with respect to the unsettled Company RSUs is $7.06 as of December 31, 2015). As of December 31, 2015, our Advisor had approximately 38,000 shares of Class I common stock issued upon settlement of Company RSUs that remained subject to fee offset. The Advisor is expected to redistribute a significant portion of the Company RSUs and/or shares to senior level employees of our Advisor and its affiliates that provide services to us, although the terms of such redistributions (including the timing, amount and recipients) remain solely in the discretion of our Advisor.

Vesting and Payment Offset

Following specified vesting provisions, an equal percentage of the Company RSUs vest on each of the applicable vesting dates. On each vesting date, an offset amount (each, an “Offset Amount”) is calculated and deducted on a pro rata basis over the next 12 months from the cash payments otherwise due and payable to our Advisor under our then-current Advisory Agreement for any fees or expense reimbursements. Each Offset Amount equals the number of Company RSUs vesting on such date multiplied by the NAV per Class I share publicly disclosed by us (“the “Class I NAV”) as of the end of the grant date (the “Grant Date NAV per Class I Share”). Each Offset Amount is always calculated based on the Grant Date NAV per Class I Share, even beyond the initial Vesting Date. At the end of each 12-month period following each vesting date, if the Offset Amount has not been fully realized by offsets from the cash payments otherwise due and payable to our Advisor under the Advisory Agreement, our Advisor shall promptly pay any shortfall to us.

The chart below shows the Grant Dates, vesting dates, number of unvested shares as of December 31, 2015, and Grant Date NAV per Class I Share (share amounts in thousands).

Award	Grant Date	Vesting Dates	Number of Unvested Shares	Grant Date NAV per Class I Share
Company RSU	4/7/14	4/15/14, 4/15/15, 4/15/16, 4/15/17	247	$6.96
Company RSU	2/25/15	4/15/15, 4/15/16, 4/15/17	59	7.18
Company RSU	2/25/15	4/15/18	135	7.18
Total/ weighted average			441	$7.06

Termination

The Advisor RSU Agreements will automatically terminate upon termination or non-renewal of the Advisory Agreement by any party for any reason. In addition, upon a change in control of us, then either our Advisor or we may immediately terminate the Advisor RSU Agreements. Further, the Advisor may immediately terminate the Advisor RSU Agreements if we exercise certain rights under the Advisor RSU Agreements to replace the Company RSUs with another form of compensation.

Upon termination of the Advisor RSU Agreements, our Advisor will promptly pay any unused Offset Amounts to us or, at our Advisor’s election, return Class I shares in equal value based on the Class I NAV as of the date of termination of the Advisor RSU Agreements. In addition, upon termination of the Advisor RSU Agreement, all unvested Company RSUs will be forfeited except that, unless the Advisor RSU Agreements were terminated at the election of our Advisor following a change in control of us or as a result of a premature termination of the Advisory Agreement at our election for cause (as defined in the Advisory Agreement) or upon the bankruptcy of our Advisor, then following such forfeiture of Company RSUs, our Advisor will have the right to acquire from us the number of Class I shares equal to the number of Company RSUs forfeited, in return for a purchase price equal to such number of Class I shares multiplied by the Grant Date NAV per Class I Share. The Advisor must notify us of its election to exercise the foregoing acquisition right within 30 days following the termination of the Advisor RSU Agreements, and the parties will close the transaction within 60 days following the termination of the Advisor RSU Agreements.

Dividend Equivalent Payments

If our board of directors declares and we pay a cash dividend on Class I shares for any period in which the Company RSUs are outstanding (regardless of whether such Company RSUs are then vested), our Advisor will be entitled to dividend equivalents (the “Dividend Equivalents”) with respect to that cash dividend equal to the cash dividends that would have been payable on the same number of Class I shares as the number of Company RSUs subject to the Advisor RSU Agreements had such Class I shares been outstanding during the same portion of such period as the Company RSUs were outstanding. Any such Dividend Equivalents may be paid in cash or Class I shares, at our Advisor’s election.

During the years ended December 31, 2015 and 2014, we recognized approximately $1.1 million and $653,000 as advisory fees expense, respectively, related to the issuance of approximately 153,000 and 123,000 shares of our Class I common stock, respectively. Amounts reported are based on the NAV per share at the end of each month during the Advisor RSU Agreements. As of December 31, 2015, the total value related to nonvested awards not yet recognized was approximately $3.3 million, which we expect to recognize during 2016, 2017, 2018, and 2019.

Summary of Fees and Other Amounts

The following table summarizes fees and other amounts earned by our Advisor and its related parties in connection with services performed for us during the years ended December 31, 2015, 2014, and 2013 (amounts in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Advisory fees (1)	$17,083	$15,919	$15,120
Other reimbursements paid to our Advisor (2)	9,008	8,287	6,278
Other reimbursements paid to our Dealer Manager	441	591	—
Advisory fees related to the disposition of real properties	4,962	2,064	2,639
Development management fee	88	181	223
Primary dealer fee (3)	2,540	2,197	1,358
Selling commissions, dealer manager, and distribution fees	422	336	57
Total	$34,544	$29,575	$25,675

(1)	Amounts reported for the years ended December 31, 2015 and 2014 include approximately $1.1 million and approximately $653,000, respectively, that we were not obligated to pay in consideration of the issuance of Company RSUs to our Advisor.
(2)	Other reimbursements paid to our Advisor primarily comprise salary, bonus, and overhead reimbursements.
(3)	Amounts reported represent primary dealer fees we paid to our Dealer Manager based on the gross proceeds raised by participating broker-dealers pursuant to certain selected dealer agreements. Of the primary dealer fee earned during the years ended December 31, 2015, 2014, and 2013, our Dealer Manager reallowed approximately $2.3 million, $2.0 million, and $1.2 million, respectively, to participating third-party broker-dealers and retained approximately $254,000, $220,000, and $136,000, respectively.

Please also see Note 2 for information regarding restricted stock grants to certain employees of our Advisor and its affiliates, none of which are our named executive officers.

Product Specialists

During the year ended December 31, 2012, our Advisor entered into a product specialist agreement with BCG TRT Advisors LLC (“BCG”), in connection with advisory services related to our investments in real estate securities assets. Pursuant to this agreement, a portion of the asset management fee that our Advisor receives from us related to real estate securities investments is reallowed to BCG in exchange for services provided. Our Advisor incurred approximately $24,000, $35,000, and $58,000 related to services provided by BCG during the years ended December 31, 2015, 2014 and 2013, respectively.

Stock Purchases by Certain Officers and Directors

On March 27, 2013, Jeffrey L. Johnson, our Chief Executive Officer, and John A. Blumberg, one of our directors, each purchased 36,822 shares of our Class I common stock at a price of $6.79 per share in our ongoing public offering.

Launch of Private Placements of Delaware Statutory Trust Interests

Please see Note 17 for information regarding transactions entered into with other related parties subsequent to December 31, 2015 in connection with the launch of private placements of Delaware statutory trust interests.

12.	NET INCOME (LOSS) PER COMMON SHARE

Reconciliations of the numerator and denominator used to calculate basic net income (loss) per common share to the numerator and denominator used to calculate diluted net income (loss) per common share for the years ended December 31, 2015, 2014 and 2013 are described in the following table (amounts in thousands, except per share information):

	For the Year Ended December 31,
Numerator	2015	2014	2013
Income (loss) from continuing operations	$131,659	$3,990	$(9,084)
(Income) loss from continuing operations attributable to noncontrolling interests	(7,404)	(340)	558
Income (loss) from continuing operations attributable to common stockholders	124,255	3,650	(8,526)
Dilutive noncontrolling interests share of income (loss) from continuing operations	8,632	233	(652)
Numerator for diluted earnings per share – adjusted income (loss) from continuing operations	132,887	3,883	(9,178)
Income from discontinued operations	—	30,004	65,554
Income from discontinued operations attributable to noncontrolling interests	—	(4,462)	(4,560)
Income from discontinued operations attributable to common stockholders	—	25,542	60,994
Dilutive noncontrolling interests share of discontinued operations	—	1,915	4,662
Numerator for diluted earnings per share – adjusted income from discontinued operations	$—	$27,457	$65,656
Denominator
Weighted average shares outstanding-basic	175,938	178,273	178,196
Incremental weighted average shares effect of conversion of OP Units	12,851	12,718	13,736
Weighted average shares outstanding-diluted	188,789	190,991	191,932
INCOME (LOSS) PER COMMON SHARE-BASIC AND DILUTED
Net income (loss) from continuing operations	$0.70	$0.02	$(0.05)
Net income from discontinued operations	—	0.14	0.34
Net income	$0.70	$0.16	$0.29
13.	SEGMENT INFORMATION

We have four reportable operating segments, which include our three real property operating sectors (office, industrial, and retail) and debt related investments, and we measure our profit and loss of our operating segments based on net operating income (“NOI”). We organize and analyze the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, and investment strategies and objectives. Specifically, the physical characteristics of our buildings, the related operating characteristics, the geographic markets, and the type of tenants are inherently different for each of our segments.

The following table sets forth revenue and NOI of our segments for the years ended December 31, 2015, 2014, and 2013 (amounts in thousands).

	For the Year Ended December 31,
	Revenues			NOI (unaudited)
	2015	2014	2013	2015	2014	2013
Real property (1)
Office	$137,204	$139,245	$123,838	$97,441	$104,533	$95,618
Industrial	8,672	23,307	26,108	6,755	20,780	23,893
Retail	72,402	61,649	57,382	54,492	47,891	44,145
Debt related investments	6,922	7,396	10,449	6,922	7,396	10,449
Total	$225,200	$231,597	$217,777	$165,610	$180,600	$174,105

(1)	Excludes results of operations of real properties categorized as discontinued operations.

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

The following table is a reconciliation of our NOI to our reported net income attributable to common stockholders for the years ended December 31, 2015, 2014, and 2013 (amounts in thousands).

	For the Year Ended December 31,
	2015	2014	2013
Net operating income	$165,610	$180,600	$174,105
Real estate depreciation and amortization expense	(83,114)	(88,994)	(87,174)
General and administrative expenses	(10,720)	(11,108)	(9,774)
Advisory fees, related party	(17,083)	(15,919)	(15,120)
Acquisition-related expenses	(2,644)	(1,205)	(536)
Impairment of real estate property	(8,124)	(9,500)	(2,600)
Interest and other income (expense)	2,192	1,168	(153)
Interest expense	(47,508)	(61,903)	(65,325)
Loss on extinguishment of debt and financing commitments	(1,168)	(63)	(2,507)
Gain on sale of real property	134,218	10,914	—
Discontinued operations	—	30,004	65,554
Net income attributable to noncontrolling interests	(7,404)	(4,802)	(4,002)
Net income attributable to common stockholders	$124,255	$29,192	$52,468

The following table reflects our total assets by business segment as of December 31, 2015 and December 31, 2014 (amounts in thousands).

	As of December 31,
	2015	2014
Segment assets:
Net investments in real property
Office (1)	$1,027,132	$1,069,584
Industrial	61,231	207,655
Retail	785,854	652,187
Debt related investments, net	15,722	94,951
Total segment assets, net	1,889,939	2,024,377

Non-segment assets:
Cash and cash equivalents	15,769	14,461
Other non-segment assets (2)	61,500	87,368
Assets held for sale (3)	—	21,927
Total assets	$1,967,208	$2,148,133

(1)	Excludes approximately $20.3 million of net investments in real property related to an office property classified as held for sale in the accompanying balance sheet as of December 31, 2014.
(2)	Other non-segment assets primarily consist of corporate assets including restricted cash and receivables, including straight-line rent receivable.
(3)	Includes other assets and restricted cash related to properties classified as held for sale in the accompanying balance sheet as of December 31, 2014.
14.	INCOME TAXES

We operate in a manner intended to qualify for treatment as a REIT for U.S. federal income tax purposes. As a REIT, we generally will not be subject to federal income taxation at the corporate level to the extent we distribute 100% of our REIT taxable income annually, as defined in the Code, to our stockholders and satisfy other requirements. To continue to qualify as a REIT for federal tax purposes, we must distribute at least 90% of our REIT taxable income annually. No material provisions have been made for federal income taxes in the accompanying financial statements. We had a gross deferred tax asset of approximately $4.4 million as of both December 31, 2015 and 2014, which is offset by a full valuation allowance. The tax years 2012 through 2014 remain open to examination by the major taxing jurisdictions to which we are subject.

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

The following tables present selected unaudited quarterly financial data for each quarter during the years ended December 31, 2015 and 2014 (amounts in thousands, except per share information). Certain reclassifications have been made to prior period results to conform to the current presentation. Certain totals and subtotals within the following table may not sum due to de minimus rounding adjustments. The following disclosures exclude the results from discontinued operations.

					For the
	For the Quarter Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2015	2015	2015	2015	2015
Rental revenue	$59,379	$51,075	$52,854	$54,970	$218,278
Debt related income	3,203	1,584	807	1,328	6,922
Total revenue	62,582	52,659	53,661	56,298	225,200
Total operating expenses	(44,803)	(41,168)	(49,406)	(45,898)	(181,275)
Other income (expenses)	114,422	(11,384)	(5,680)	(9,624)	87,734
Income (loss) from continuing operations	132,201	107	(1,425)	776	131,659
Discontinued operations	—	—	—	—	—
Net income (loss)	132,201	107	(1,425)	776	131,659
Net (income) loss attributable to noncontrolling interests	(8,618)	(37)	1,297	(46)	(7,404)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$123,583	$70	$(128)	$730	$124,255
Net income (loss) per basic and diluted common share
Continuing operations	$0.69	$0.00	$(0.00)	$0.01	$0.70
Discontinued operations	$—	$—	$—	$—	$—
NET INCOME (LOSS) PER BASIC AND DILUTED COMMON SHARE	$0.69	$0.00	$(0.00)	$0.01	$0.70

					For the
	For the Quarter Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2014	2014	2014	2014	2014
Rental revenue	$55,060	$55,080	$56,793	$57,268	$224,201
Debt related income	2,013	1,760	1,798	1,825	7,396
Total revenue	57,073	56,840	58,591	59,093	231,597
Total operating expenses	(42,259)	(41,239)	(51,258)	(42,971)	(177,723)
Other expenses	(12,683)	(11,927)	(14,852)	(10,422)	(49,884)
Income (loss) from continuing operations	2,131	3,674	(7,519)	5,700	3,990
Discontinued operations	29,857	142	5	—	30,004
Net income (loss)	31,988	3,816	(7,514)	5,700	33,994
Net (income) loss attributable to noncontrolling interests	(4,550)	(330)	475	(397)	(4,802)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$27,438	$3,486	$(7,039)	$5,303	$29,192
Net income (loss) per basic and diluted common share
Continuing operations	$0.01	$0.02	$(0.04)	$0.03	$0.02
Discontinued operations	$0.14	$0.00	$0.00	$—	$0.14
NET INCOME (LOSS) PER BASIC AND DILUTED COMMON SHARE	$0.15	$0.02	$(0.04)	$0.03	$0.16

17. SUBSEQUENT EVENTS

Launch of Private Placements of Delaware Statutory Trust Interests

Private Placements

On March 2, 2016, we, through the Operating Partnership, initiated a program to raise capital in private placements exempt from registration under the Securities Act of 1933, as amended (“Private Placements”) through the sale of beneficial interests (“Interests”) in specific Delaware statutory trusts holding real properties, including properties currently indirectly owned by the Operating Partnership (the “DST Program”). From 2006 through 2009, we, through our subsidiaries conducted similar private placement offerings of fractional interests in which it raised a total of $183.1 million in gross proceeds. These fractional interests were all subsequently acquired by the Operating Partnership in exchange for an aggregate of 17.7 million OP Units.

Each Private Placement will offer Interests in one or more real properties placed into one or more Delaware statutory trust(s) by the Operating Partnership or its affiliates (“DST Properties”). We anticipate that these Interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). Additionally, any Interests sold to investors pursuant to such Private Placements will be leased-back by an indirect wholly owned subsidiary of the Operating Partnership on a long term basis of up to 29 years. The lease agreements are expected to be fully guaranteed by the Operating Partnership. Additionally, the Operating Partnership will retain a fair market value purchase option (“FMV Option”) giving it the right, but not the obligation, to acquire the Interests from the investors at a later time in exchange for OP Units.

Dealer Manager Agreement

In connection with the DST Program, on March 2, 2016, Dividend Capital Exchange LLC (“DCX”), a wholly owned subsidiary of our taxable REIT subsidiary that is wholly owned by the Operating Partnership, entered into a Dealer Manager Agreement with our Dealer Manager, pursuant to which the Dealer Manager agreed to conduct Private Placements for Interests reflecting an indirect ownership of up to $500 million of Interests. DCX will pay certain up-front fees and reimburse certain related expenses to the Dealer Manager with respect to capital raised through any such Private Placements. DCX is obligated to pay the Dealer Manager a dealer manager fee of up to 1.5% of gross equity proceeds raised and a commission of up to 5% of gross equity proceeds raised through the Private Placements. The Dealer Manager may re-allow such commissions and a portion of such dealer manager fee to participating broker dealers.

In addition, we, or our subsidiaries, are obligated to pay directly or reimburse the Advisor and the Dealer Manager if they pay on our behalf, any organization and offering expenses (other than selling commissions and the dealer manager fee) as and when incurred. These expenses may include reimbursements for the bona fide due diligence expenses of participating broker-dealers, supported by detailed and itemized invoices, and similar diligence expenses of investment advisers, legal fees of the Dealer Manager, reimbursements for customary travel, lodging, meals and reasonable entertainment expenses of registered persons associated with the Dealer Manager, the cost of educational conferences held by us, including costs reimbursement for registered persons associated with the Dealer Manager and registered representatives of participating broker-dealers to attend educational conferences sponsored by us, and attendance fees and costs reimbursement for registered persons associated with the Dealer Manager to attend seminars conducted by participating broker-dealers and promotional items.

We intend to recoup the costs of the selling commissions and dealer manager fees described above through a purchase price “mark-up” of the initial estimated fair value of the DST Properties to be sold to investors, thereby placing the economic burden of these up-front fees on the investors purchasing such Interests. In addition, to offset some or all of our organization and offering expenses associated with the Private Placements, we will add a purchase price mark-up of the estimated fair value of the DST Properties to be sold to investors in the amount of 1.5% of the gross equity proceeds. Collectively, these purchase price mark-ups total up to 8% of the gross equity proceeds raised in the Private Placements. Additionally, we will be paid, by investors purchasing Interests, a non-accountable reimbursement equal to 1.0% of gross equity proceeds for real estate transaction costs that we expect to incur in selling or buying these Interests. Also, investors purchasing Interests will be required to pay their own respective closing costs upon the initial sale of the interests.

Advisory Agreement

In connection with the DST Program, we, the Operating Partnership and the Advisor entered into the Ninth Amended and Restated Advisory Agreement, dated as of March 2, 2016 (the “Amended Advisory Agreement”). The Amended Advisory Agreement amends the prior advisory agreement by providing that the fixed component of the advisory fee paid to the Advisor, in consideration for the asset management services it provides on the our behalf, is now a fixed component that accrues daily in an amount equal to 1/365th of 1.15% of (a) the “Aggregate Fund NAV” (i.e., the aggregate net asset value or “NAV” of our Class E shares, Class A shares, Class W shares and Class I shares, along with the OP Units held by third parties) for such day and (b) the consideration received by us or our affiliate for selling Interests in DST Properties to third party investors, net of up-front fees and expense reimbursements payable out of gross sale proceeds from the sale of such Interests, including but not limited to sales commissions, dealer manager fees and non-accountable expense allowances. Before this amendment, the Advisor was paid based on the amount of equity outstanding, and while the Private Placement is intended to raise capital for us, cash proceeds are received the day the Interests are sold but OP Units may not be issued for several years, if at all. This amendment clarifies that the Advisor will earn compensation for managing proceeds raised in the Private Placement. We will continue to pay the Advisor a development management fee equal to 4.0% of the cost to develop, construct or improve any properties, regardless of whether they are held in fee simple or DST Properties held through leasehold interests (though we may make only minor, non-structural modifications to DST Properties). The Amended Advisory Agreement also clarifies that we must reimburse the Advisor for any private offering organization and offering expenses, such as those of the DST Program, it incurs on our behalf, including Advisor personnel costs, unless it has agreed to receive a fee in lieu of reimbursement.

Limited Partnership Agreement

In connection with the launch of the DST Program, the Company, on behalf of itself as general partner and on behalf of all the limited partners thereto, entered into the Fifth Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated as of March 2, 2016 (the “Amended and Restated Operating Partnership Agreement”). The Amended and Restated Operating Partnership Agreement amends the prior operating partnership agreement by establishing two series of Class E OP Units, with different redemption and registration rights. The currently existing third-party holders of Class E OP Units will now hold Series 1 Class E OP Units, and will continue to have the same redemption and registration rights they had previously, which include the right, in certain circumstances to require the Operating Partnership to redeem the OP Units for Class E shares of the Company or cash. Any purchasers of Interests in the DST Program that ultimately acquire OP Units through the FMV Option will acquire Series 2 Class E OP Units, which will have similar redemption and registration rights to those of the holders of Series 1 Class E OP Units, except that their redemption rights will in certain circumstances require the Operating Partnership to redeem the OP Units for Class I shares of the Company. In addition, the Amended and Restated Operating Partnership Agreement provides that a redemption fee of 1.5% of the shares otherwise payable to a limited partner upon redemption of Series 2 Class E Units will be paid to the Manager (defined below).

Delaware Statutory Trust Agreement

DCX Manager LLC (the “Manager”), a related party and an affiliate of the Advisor, will be engaged to act as the manager of each Delaware statutory trust holding a DST Property. While the intention is to sell 100% of the interests to third parties, DCX may hold an interest for a period of time and therefore could be subject to the following description of fees and reimbursements paid to the Manager. The trust manager will have primary responsibility for performing administrative actions in connection with the trust and any DST Property and has the sole power to determine when it is appropriate for a trust to sell a DST Property. The trust manager will be entitled to the following payments from the trust: (i) a management fee equal to a stated percentage (e.g., 1.0%) of the gross rents payable to the trust, with such amount to be set on a deal-by-deal basis, (ii) a disposition fee of 1.0% of the gross sales price of any DST Property sold to a third party, and (iii) reimbursement of certain expenses associated with the establishment, maintenance and operation of the trust and DST Properties.

Additionally, the Manager or its affiliate may earn a 1.0% loan fee for any financing arrangement sourced, negotiated and executed in connection with the DST Program. This loan fee only is payable to the Manager by new investors that purchase Interests and therefore is not paid by the Company or its affiliates.

We have evaluated subsequent events for the period from December 31, 2015, the date of these financial statements, through the date these financial statements are issued, and determined that there have been no other significant subsequent events. For information regarding dispositions and financing transactions that occurred subsequent to December 31, 2015, see “Subsequent Events” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dividend Capital Diversified Property Fund Inc.:

Under date of March 3, 2016, we reported on the consolidated balance sheets of Dividend Capital Diversified Property Fund Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule III – Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of the Company’s management. Our responsibility is to express an opinion on Schedule III based on our audits.

In our opinion, Schedule III – Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method for reporting discontinued operations as of January 1, 2014 due to the adoption of FASB Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

/s/KPMG LLP

Denver, Colorado

March 3, 2016

Dividend Capital Diversified Property Fund Inc.

Schedule III — Real Estate and Accumulated Depreciation

As of December 31, 2015

(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount Carried at December 31, 2015
Property	Market	No. of Buildings	Encumbrances (1)	Land	Buildings and Improvements (2)	Total Costs	Cost Capitalized or Adjustments Subsequent to Acquisition (4)	Land	Buildings and Improvements (2)	Total Costs (3, 4)	Accumulated Depreciation (4)	Acquisition Date	Depreciable Life (years)
Office Properties:
Jay Street	Silicon Valley, CA	3	$23,500	$13,859	$21,974	$35,833	$6,079	$13,859	$28,053	$41,912	$9,412	6/28/06	3-40
Bala Pointe	Philadelphia, PA	1	24,000	10,115	27,516	37,631	5,851	10,115	33,367	43,482	12,584	8/28/06	2-40
40 Boulevard	Chicago, IL	1	7,890	2,611	7,797	10,408	6,210	2,611	14,007	16,618	7,112	1/24/07	3-40
Washington Commons	Chicago, IL	10	21,300	9,019	16,622	25,641	1,485	6,302	20,824	27,126	10,150	2/1/07	1-40
Joyce Blvd	Fayetteville, AR	1	—	2,699	8,996	11,695	—	2,699	8,996	11,695	2,889	9/28/07	10-40
Eden Prairie (ATK)	Minneapolis/St Paul, MN	1	—	3,538	25,865	29,403	112	3,538	25,977	29,515	6,790	10/3/08	5-40
Austin-Mueller Healthcare	Austin, TX	1	—	2,663	42,315	44,978	—	2,663	42,315	44,978	11,351	12/23/08	11-40
1300 Connecticut	Washington, DC	1	45,041	25,177	41,250	66,427	2,783	25,177	44,033	69,210	18,930	3/10/09	5-40
Campus Road Office Center	Princeton, NJ	1	—	5,302	45,773	51,075	158	5,302	45,931	51,233	11,390	11/3/09	10-40
Preston Sherry Plaza	Dallas, TX	1	—	7,500	22,303	29,803	6,072	7,500	28,375	35,875	10,213	12/16/09	3-40
Harborside Plaza	Northern New Jersey	1	107,248	16,800	193,742	210,542	14,004	16,800	207,746	224,546	66,422	6/25/10	3-40
Colshire Drive	Washington, DC	1	—	21,100	157,983	179,083	(5)	21,100	157,978	179,078	60,520	6/25/10	7-40
Sunset Hills Road	Washington, DC	1	—	2,700	31,915	34,615	36	2,700	31,951	34,651	14,087	6/25/10	5-40
Sybase Drive	East Bay, CA	1	—	8,400	136,797	145,197	142	8,400	136,939	145,339	54,156	6/25/10	7-40
655 Montgomery	San Francisco, CA	1	56,134	40,327	73,961	114,288	5,950	32,633	87,605	120,238	13,046	11/7/13	2-40
1st Avenue Plaza	Denver, CO	2	—	15,713	65,252	80,965	1,142	15,713	66,394	82,107	5,922	8/22/14	1-40
Rialto	Austin, TX	2	—	5,094	32,652	37,746	252	5,094	32,904	37,998	2,344	1/15/15	1-40
City View	Austin, TX	2	—	4,606	65,250	69,856	587	4,606	65,837	70,443	2,415	4/24/15	1-40
Venture Corporate Center	South Florida	3	—	12,047	34,151	46,198	(16)	12,047	34,135	46,182	1,306	8/6/15	1-40
Bank of America Tower	South Florida	1	—	5,030	30,917	35,947	—	5,030	30,917	35,947	—	12/11/15	1-40

Total Office Properties		36	$285,113	$214,300	$1,083,031	$1,297,331	$50,842	$203,889	$1,144,284	$1,348,173	$321,039

				Initial Cost to Company				Gross Amount Carried at December 31, 2015
Property	Market	No. of Buildings	Encumbrances (1)	Land	Buildings and Improvements (2)	Total Costs	Cost Capitalized or Adjustments Subsequent to Acquisition (4)	Land	Buildings and Improvements (2)	Total Costs (3, 4)	Accumulated Depreciation (4)	Acquisition Date	Depreciable Life (years)
Industrial Properties:
Shiloh Road	Dallas, TX	3	$22,700	$5,162	$30,192	$35,354	$392	$5,165	$30,581	$35,746	$11,244	12/21/06	6-40
6900 Riverport	Louisville, KY	1	—	751	4,131	4,882	434	751	4,565	5,316	1,348	9/17/08	3-40
7000 Riverport	Louisville, KY	1	—	1,124	6,821	7,945	778	1,124	7,599	8,723	2,535	9/17/08	5-40
7050 Riverport	Louisville, KY	1	—	672	3,862	4,534	252	672	4,114	4,786	1,564	9/17/08	5-40
7201 Riverport	Louisville, KY	1	—	1,130	6,614	7,744	703	1,130	7,317	8,447	2,352	9/17/08	3-40
South Columbia	Central Kentucky	1	—	730	25,092	25,822	2,475	730	27,567	28,297	11,040	6/25/10	7-40

Total Industrial Properties		8	$22,700	$9,569	$76,712	$86,281	$5,034	$9,572	$81,743	$91,315	$30,083

				Initial Cost to Company				Gross Amount Carried at December 31, 2015
Property	Market	No. of Buildings	Encumbrances (1)	Land	Buildings and Improvements (2)	Total Costs	Cost Capitalized or Adjustments Subsequent to Acquisition (4)	Land	Buildings and Improvements (2)	Total Costs (3, 4)	Accumulated Depreciation (4)	Acquisition Date	Depreciable Life (years)
Retail Properties:
Bandera Road	San Antonio, TX	1	$21,500	$8,221	$23,472	$31,693	$376	$8,221	$23,848	$32,069	$7,342	2/1/07	5-40
Beaver Creek	Raleigh, NC	1	26,200	13,017	31,375	44,392	1,161	13,017	32,536	45,553	9,338	5/11/07	5-40
Centerton Square	Philadelphia, PA	1	67,800	26,488	76,838	103,326	1,800	26,488	78,638	105,126	24,301	5/11/07	5-40
CB Square	Jacksonville, FL	1	—	3,768	16,660	20,428	(934)	3,768	15,726	19,494	4,009	6/27/07	6-40
Braintree	Greater Boston	1	—	9,270	31,266	40,536	581	9,270	31,847	41,117	9,780	8/1/07	5-40
Holbrook	Greater Boston	1	—	4,590	14,724	19,314	202	4,590	14,926	19,516	5,212	8/1/07	10-40
Kingston	Greater Boston	1	10,574	8,580	12,494	21,074	1,178	8,580	13,672	22,252	4,824	8/1/07	5-40
Manomet	Greater Boston	1	—	1,890	6,480	8,370	379	1,890	6,859	8,749	2,269	8/1/07	5-40
Orleans	Greater Boston	1	—	8,780	23,683	32,463	473	8,780	24,156	32,936	7,062	8/1/07	2-40
Sandwich	Greater Boston	1	15,825	7,380	25,778	33,158	79	7,380	25,857	33,237	7,133	8/1/07	5-40
Wareham	Greater Boston	1	24,400	13,130	27,030	40,160	1,719	13,130	28,749	41,879	8,727	8/1/07	5-40
Abington	Greater Boston	1	—	14,396	594	14,990	—	14,396	594	14,990	594	8/1/07	0
Hyannis	Greater Boston	1	—	10,405	917	11,322	—	10,405	917	11,322	419	8/1/07	18
Mansfield	Greater Boston	1	—	5,340	16,490	21,830	—	5,340	16,490	21,830	4,259	8/1/07	16-40
Meriden	Greater Boston	1	—	6,560	22,014	28,574	—	6,560	22,014	28,574	5,993	8/1/07	13-40
Weymouth	Greater Boston	1	16,000	5,170	19,396	24,566	(257)	4,913	19,396	24,309	5,818	8/1/07	40
Whitman 475 Bedford Street	Greater Boston	1	—	3,610	11,682	15,292	—	3,610	11,682	15,292	3,118	8/1/07	16-40
Brockton Eastway Plaza	Greater Boston	1	—	2,530	2,074	4,604	748	2,530	2,822	5,352	1,136	8/1/07	5-40
Cohasset	Greater Boston	1	—	3,920	7,765	11,685	1,028	3,920	8,793	12,713	2,614	8/1/07	6-40
Hanover	Greater Boston	1	—	1,490	5,084	6,574	768	1,490	5,852	7,342	1,719	8/1/07	5-40
Rockland 360-372 Market	Greater Boston	1	—	1,200	2,437	3,637	—	1,200	2,437	3,637	1,033	8/1/07	40
Brockton Westgate Plaza	Greater Boston	1	—	3,650	6,507	10,157	34	3,650	6,541	10,191	2,357	8/1/07	11-40
Harwich	Greater Boston	1	5,337	5,290	8,814	14,104	—	5,290	8,814	14,104	2,246	10/18/07	21-40
New Bedford	Greater Boston	1	7,580	3,790	11,152	14,942	—	3,790	11,152	14,942	2,721	10/18/07	22-40
Norwell	Greater Boston	1	4,986	5,850	14,547	20,397	—	5,850	14,547	20,397	3,798	10/18/07	15-40
Greater DC Retail	Washington, DC	1	70,000	19,779	42,515	62,294	239	19,781	42,752	62,533	14,688	4/6/09	5-40
Springdale	Greater Boston	1	—	11,866	723	12,589	8	11,866	731	12,597	319	2/18/11	6-20
Saugus	Greater Boston	1	—	3,783	9,713	13,496	91	3,783	9,804	13,587	4,071	3/17/11	5-40
Durgin Square	Greater Boston	2	—	7,209	21,055	28,264	—	7,209	21,055	28,264	2,256	5/28/14	4-40
Salt Pond	Greater Boston	2	—	8,759	40,233	48,992	15	8,759	40,248	49,007	2,658	11/4/14	2-40
South Cape	Greater Boston	6	—	9,936	27,552	37,488	(242)	9,936	27,310	37,246	1,406	3/18/15	1-40
Shenandoah	South Florida	3	10,834	10,501	27,397	37,898	—	10,501	27,397	37,898	794	8/6/15	1-40
Chester Springs	Northern New Jersey	4	—	7,376	51,155	58,531	(47)	7,376	51,108	58,484	821	10/8/15	1-40
Yale Village	Tulsa, OK	4	—	3,492	30,655	34,147	—	3,492	30,655	34,147	—	12/9/15	3-40

Total Retail Properties		49	$281,036	$261,016	$670,271	$931,287	$9,399	$260,761	$679,925	$940,686	$154,835

Grand Total		93	$588,849	$484,885	$1,830,014	$2,314,899	$65,275	$474,222	$1,905,952	$2,380,174	$505,957

(1)	Encumbrances represents mortgage debt principal balances encumbering each property as of December 31, 2015.
(2)	Building and improvements include intangible lease assets.
(3)	As of December 31, 2015, the aggregate cost for federal income tax purposes of investments in real property was approximately $2.1 billion (unaudited).
(4)	Amount is presented net of impairments and other write-offs of tenant-related assets that were recorded at acquisition as part of our purchase price accounting. Such write-offs are the results of lease expirations and terminations.

The following table summarizes activity for real estate and accumulated depreciation for the years ended December 31, 2015, 2014, and 2013 (amounts in thousands).

	For the Year Ended December 31,
	2015	2014	2013
Investments in real estate:
Balance at the beginning of the year	$2,472,926	$2,570,480	$2,819,550
Acquisitions of operating properties	357,811	158,221	114,827
Improvements	25,557	12,512	26,680
Basis of operating properties disposed of	(467,996)	(258,787)	(387,977)
Impairment of real property	(8,124)	(9,500)	(2,600)
Balance at the end of the year (1)	$2,380,174	$2,472,926	$2,570,480

Accumulated depreciation:
Balance at the beginning of the year	$523,246	$502,847	$482,782
Real estate depreciation and amortization expense (2)	83,114	88,994	108,191
Above-market lease assets amortization expenses	5,216	6,708	7,293
Accumulated depreciation and amortization written off (3)	(105,619)	(75,303)	(95,419)
Balance at the end of the year	$505,957	$523,246	$502,847

(1)	Amounts for the years ended December 31, 2014 and 2013 include approximately $30.1 million and $193.6 million, respectively, of investments in real estate related to properties classified as held for sale.
(2)	Amount for the year ended December 31, 2013 includes approximately $21.0 million of real estate depreciation and amortization expenses that is included in discontinued operations in our accompanying statements of income.
(3)	Amounts represent accumulated depreciation and amortization written off due to real property dispositions and early lease termination.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2016.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

By:	/S/ JEFFREY L. JOHNSON
Name:	Jeffrey L. Johnson
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 3, 2016.

Signature	Title

/s/ jeffrey l. johnson	Chief Executive Officer (principal executive officer)
Jeffrey L. Johnson

/s/ richard d. kincaid	Chairman of the Board and Director
Richard D. Kincaid

/s/ Charles B. Duke	Director
Charles B. Duke

/s/ Daniel J. Sullivan	Director
Daniel J. Sullivan

/s/ John P. Woodberry	Director
John P. Woodberry

/s/ John A. Blumberg	Director
John A. Blumberg

/s/ M. Kirk Scott	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)
M. Kirk Scott

