Form 10-Q
period 2016-03-31
Dividend Capital Diversified Property Fund Inc.
filed 2016-05-13
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________________

FORM 10-Q

_______________________________________

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

As of May 5, 2016,  133,243,734 unclassified shares of common stock (referred to as “Class E” shares), 1,959,685 shares of Class A common stock, 2,144,752 shares of Class W common stock, and 23,842,771 shares of Class I common stock of Dividend Capital Diversified Property Fund Inc., each with a par value $0.01 per share, were outstanding.

Dividend Capital Diversified Property Fund Inc.

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and footnoted information)

	As of
	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Investments in real property	$2,164,290	$2,380,174
Accumulated depreciation and amortization	(448,994)	(505,957)
Total net investments in real property	1,715,296	1,874,217
Debt related investments, net	15,596	15,722
Total net investments	1,730,892	1,889,939
Cash and cash equivalents	11,675	15,769
Restricted cash	16,281	18,394
Other assets, net	35,625	36,789
Total Assets	$1,794,473	$1,960,891
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses (1)	$30,591	$39,645
Mortgage notes	512,753	585,864
Unsecured borrowings	427,261	511,905
Intangible lease liabilities, net	62,339	63,874
Other liabilities	36,656	33,652
Total Liabilities	1,069,600	1,234,940
Equity:
Stockholders’ equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 161,309,781 and 164,124,057 shares issued and outstanding, as of March 31, 2016 and December 31, 2015, respectively (2)	1,613	1,641
Additional paid-in capital	1,449,364	1,470,859
Distributions in excess of earnings	(803,594)	(832,681)
Accumulated other comprehensive loss	(19,429)	(11,014)
Total stockholders’ equity	627,954	628,805
Noncontrolling interests	96,919	97,146
Total Equity	724,873	725,951
Total Liabilities and Equity	$1,794,473	$1,960,891

__________________

(1)

Includes approximately $2.0 million and $5.1 million that we owed to our Advisor and affiliates of our Advisor for services and reimbursement of certain expenses as of March 31, 2016 and December 31, 2015, respectively.

(2)	See Note 8 for the number of shares outstanding of each class of common stock as of March 31, 2016 and December 31, 2015.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share and footnoted information)

	For the Three Months Ended March 31,
	2016	2015
REVENUE:
Rental revenue	$55,544	$59,379
Debt related income	238	3,203
Total Revenue	55,782	62,582
EXPENSES:
Rental expense	16,318	15,129
Real estate depreciation and amortization expense	19,835	20,815
General and administrative expenses (1)	2,621	2,735
Advisory fees, related party	3,765	4,299
Acquisition-related expenses	51	425
Impairment of real estate property	587	1,400
Total Operating Expenses	43,177	44,803
Other Income (Expenses):
Interest and other income	58	632
Interest expense	(10,961)	(13,981)
Gain (loss) on extinguishment of debt and financing commitments	5,136	(896)
Gain on sale of real property (2)	41,400	128,667
Net Income	48,238	132,201
Net income attributable to noncontrolling interests	(4,456)	(8,618)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$43,782	$123,583
NET INCOME PER BASIC AND DILUTED COMMON SHARE	$0.27	$0.69
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	163,954	179,317
Diluted	176,690	191,766
Distributions declared per common share	$0.0894	$0.0897

__________________

(1)	Includes approximately $1.9 million and $1.7 million of reimbursable expenses incurred by our Advisor and its affiliates during the three months ended March 31, 2016 and 2015, respectively.
(2)

Includes approximately $1.8 million and $4.5 million paid to our Advisor for advisory fees associated with the disposition of real properties during the three months ended March 31, 2016 and 2015, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2016	2015
Net Income	$48,238	$132,201
Other Comprehensive Loss:
Change from cash flow hedging derivatives	(9,078)	(1,807)
Comprehensive income	39,160	130,394
Comprehensive income attributable to noncontrolling interests	(3,793)	(8,499)
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$35,367	$121,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(In thousands)

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Balances, December 31, 2015	164,124	$1,641	$1,470,859	$(832,681)	$(11,014)	$97,146	$725,951
Comprehensive income (loss):
Net income	—	—	—	43,782	—	4,456	48,238
Unrealized change from cash flow hedging derivatives	—	—	—	—	(8,424)	(654)	(9,078)
Common stock:
Issuance of common stock, net of offering costs	1,864	19	13,228	—	—	—	13,247
Issuance of common stock, stock-based compensation plans	22	—	159	—	—	—	159
Redemptions of common stock	(4,700)	(47)	(34,783)	—	—	—	(34,830)
Amortization of stock-based compensation	—	—	251	—	—	—	251
Distributions declared on common stock	—	—	—	(14,655)	—	—	(14,655)
Distributions on unvested Advisor RSUs	—	—	—	(40)	—	—	(40)
Noncontrolling interests:
Contributions of noncontrolling interests	—	—	—	—	—	2,426	2,426
Distributions declared to noncontrolling interests	—	—	—	—	—	(5,090)	(5,090)
Redemptions of noncontrolling interests	—	—	(350)	—	9	(1,365)	(1,706)
Balances, March 31, 2016	161,310	$1,613	$1,449,364	$(803,594)	$(19,429)	$96,919	$724,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Net income	$48,238	$132,201
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate depreciation and amortization expense	19,835	20,815
Gain on disposition of real property	(41,400)	(128,667)
Impairment of real estate property	587	1,400
(Gain) loss on extinguishment of debt and financing commitments	(5,136)	896
Other adjustments to reconcile net income to net cash provided by operating activities	1,468	1,334
Changes in operating assets and liabilities	(8,378)	(2,428)
Net cash provided by operating activities	15,214	25,551
INVESTING ACTIVITIES:
Acquisition of real property	—	(69,031)
Capital expenditures in real property	(7,258)	(2,867)
Proceeds from disposition of real property	175,965	311,333
Principal collections on debt related investments	114	4,635
Other investing activities	(351)	(4,685)
Net cash provided by investing activities	168,470	239,385
FINANCING ACTIVITIES:
Mortgage note principal repayments	(59,733)	(24,475)
Defeasance of mortgage note borrowings	—	(53,267)
Net (repayments of) proceeds from revolving line of credit borrowings	(85,000)	6,000
Net repayments of term loan borrowings	—	(170,000)
Redemption of common shares	(37,144)	(14,891)
Distributions on common stock	(9,786)	(10,425)
Proceeds from sale of common stock	8,687	5,998
Offering costs for issuance of common stock	(970)	(1,026)
Distributions to noncontrolling interest holders	(2,684)	(1,074)
Redemption of OP Unit holder interests	(1,124)	(644)
Other financing activities	(24)	(5,367)
Net cash used in financing activities	(187,778)	(269,171)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,094)	(4,235)
CASH AND CASH EQUIVALENTS, beginning of period	15,769	14,461
CASH AND CASH EQUIVALENTS, end of period	$11,675	$10,226
Supplemental Disclosure of Cash Flow Information:
Cash (proceeds from) paid for interest	$10,851	$13,208
Supplemental Disclosure of Noncash Investing and Financing Activities:
Common stock issued pursuant to the distribution reinvestment plan	$5,094	$5,262
Issuances of OP Units for beneficial interests	$—	$7,324
Non-cash principal collection on debt related investments *	$—	$3,358
Non-cash disposition of real property *	$7,830	$128,008
Non-cash repayment of mortgage note and other secured borrowings *	$—	$131,366

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2016

(Unaudited)

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2016

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

We are the sole general partner of our Operating Partnership. In addition, we have contributed 100% of the proceeds received from our offerings of common stock to our Operating Partnership in exchange for partnership units (“OP Units”) representing our interest as a limited partner of the Operating Partnership. The Operating Partnership qualifies as a variable interest entity for accounting purposes and substantially all of the assets of the Company are held by the Operating Partnership, which, subject to certain Operating Partnership and subsidiary level financing restrictions, can be used to settle its obligations. Creditors of certain liabilities of the Operating Partnership have recourse to the Company. Under the Operating Partnership, we have variable interest entities that are joint ventures in which we have real estate investments in. The accompanying condensed consolidated balance sheets included approximately $50.1 million and $76.9 million, after accumulated depreciation and amortization, in the net investments in real property in these consolidated variable interest entities as of March 31, 2016 and December 31, 2015, respectively. The accompanying condensed consolidated balance sheets included approximately $24.0 million and $50.1 million in mortgage notes in these consolidated variable interest entities as of March 31, 2016 and December 31, 2015, respectively.

As of both March 31, 2016 and December 31, 2015, we owned approximately 92.8% of the limited partnership interests in our Operating Partnership, and the remaining limited partnership interests in our Operating Partnership were owned by third-party investors. Our Operating Partnership has classes of OP Units that correspond to our four classes of common stock: Class E OP Units, Class A OP Units, Class W OP Units, and Class I OP Units. As of March 31, 2016 and December 31, 2015, our Operating Partnership had issued and outstanding approximately 12.6 million and 12.8 million Class E OP Units held by third party investors, respectively, which represent limited partnership interests issued in connection with its private placement offerings. As of March 31, 2016 and December 31, 2015, such Class E OP Units had a maximum approximate redemption value of $92.5 million and $95.6 million, respectively, based on the most recent selling price of our common stock pursuant to our primary offering.

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

On September 16, 2015, the Commission declared effective our Registration Statement on Form S-11 (Registration Number 333-197767) (the “Follow-On Registration Statement”). The Follow-On Registration Statement applies to the Company’s follow-on “best efforts” offering of up to $1,000,000,000 of the Company’s Class A, Class I and Class W shares of common stock, of which $750,000,000 of shares are expected to be offered to the public in a primary offering and $250,000,000 of shares are expected to be offered to stockholders of the Company pursuant to its distribution reinvestment plan (subject to the Company’s right to reallocate such amounts) (the “Follow-On Offering”). As of March 31, 2016, we had raised gross proceeds of approximately $23.7 million from the sale of approximately 3.2 million shares in the Follow-On Offering.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim condensed consolidated financial statements (herein referred to as “financial statements,” “balance sheets,” “statements of income,” “statements of comprehensive income,” “statement of equity,” or “statements of cash flows”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the Commission instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, these financial statements do not include all the information and disclosure required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of operating results for a full year. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Commission on March 3, 2016. There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2016 other than the updates described below.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current period financial statement presentation. In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2015-03 (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance is effective for all reporting periods beginning after December 15, 2015 and requires retrospective application. As a result of adopting this guidance, we reclassified approximately $5.1 million and $1.2 million of net debt issuance costs to “unsecured borrowings” and “mortgage notes”, respectively, in the accompanying condensed consolidated balance sheet as of December 31, 2015. We recorded approximately $4.7 million and $1.0 million of net debt issuance costs into “unsecured borrowings” and “mortgage notes”, respectively, in the accompanying condensed consolidated balance sheet as of March 31, 2016.

New Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update 2016-05, which clarifies the effect of derivative contract novations on existing hedge accounting relationships. The guidance states that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”) does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The guidance will be effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. The guidance can be adopted on either a prospective basis or a modified retrospective basis. Earlier application is permitted. We do not anticipate the adoption will have a significant impact on our financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02 (“ASU 2016-02”), which amends the accounting guidance regarding lessees accounting, leveraged leases, and sale and leaseback transactions. The accounting applied by a lessor is largely unchanged under ASU 2016-02. The guidance will be effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2018. The guidance should be adopted using a modified retrospective transition, which will require application of ASU 2016-02 at the beginning of the earliest comparative period presented. Earlier application is permitted. We do not anticipate the adoption will have a significant impact on our consolidated financial statements.

Newly Adopted Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update 2015-02 (“ASU 2015-02”), which amends certain guidance applicable to the consolidation of various legal entities, including variable interest entities. The amendments in ASU 2015-02 are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. As a result of adopting this guidance as of January 1, 2016, our Operating Partnership qualifies as a variable interest entity.

3. INVESTMENTS IN REAL PROPERTY

Currently, our consolidated investments in real property consist of investments in office, industrial and retail properties. The following tables summarize our consolidated investments in real property as of March 31, 2016 and December 31, 2015 (amounts in thousands):

Real Property	Land	Building and Improvements	Intangible Lease Assets	Total Investment Amount	Intangible Lease Liabilities	Net Investment Amount
As of March 31, 2016:
Office	$173,876	$705,603	$249,218	$1,128,697	$(18,577)	$1,110,120
Industrial	9,572	68,051	16,436	94,059	(344)	93,715
Retail	260,761	571,638	109,135	941,534	(74,282)	867,252
Total gross book value	444,209	1,345,292	374,789	2,164,290	(93,203)	2,071,087
Accumulated depreciation/amortization	—	(187,132)	(261,862)	(448,994)	30,864	(418,130)
Total net book value	$444,209	$1,158,160	$112,927	$1,715,296	$(62,339)	$1,652,957
As of December 31, 2015:
Office	$203,889	$833,655	$310,629	$1,348,173	$(18,923)	$1,329,250
Industrial	9,572	65,307	16,436	91,315	(344)	90,971
Retail	260,761	570,700	109,225	940,686	(74,282)	866,404
Total gross book value	474,222	1,469,662	436,290	2,380,174	(93,549)	2,286,625
Accumulated depreciation/amortization	—	(208,281)	(297,676)	(505,957)	29,675	(476,282)
Total net book value	$474,222	$1,261,381	$138,614	$1,874,217	$(63,874)	$1,810,343

]]

]]

Dispositions

During the three months ended March 31, 2016 and March 31, 2015, we disposed of the following properties (dollar amounts and square footage in thousands):

Property Type	Market	Ownership	Net Rentable Square Feet	Percentage Leased	Disposition Date	Contract Sales Price	Gain on Sale
During the three months ended March 31, 2016:
Office	Washington, DC	100%	574	100%	2/18/16	$158,400	$41,241
Office	Chicago, IL	80%	107	66%	3/1/16	9,850	—
Office	Chicago, IL	80%	199	81%	3/1/16	18,000	159
Total/ Weighted Average			880	92%		$186,250	$41,400
During the three months ended March 31, 2015:
Office and Industrial Portfolio (1)	Various (1)	100%	2,669	100%	3/11/15	$398,635	$105,542
Office	Dallas, TX	100%	177	88%	1/16/15	46,600	23,125
Total/ Weighted Average			2,846	99%		$445,235	$128,667

__________________

(1)

The office and industrial portfolio includes (i) six office properties comprising 1.1 million net rentable square feet located in the following markets: Los Angeles, CA (three properties, of which one disposed property was a single building from a two-building office property), Northern New Jersey, Miami, FL, and Dallas, TX, and (ii) six industrial properties comprising 1.6 million net rentable square feet located in the following markets: Los Angeles, CA, Dallas, TX, Cleveland, OH, Chicago, IL, Houston, TX, and Denver, CO.

Real Property Impairment

During three months ended March 31, 2016, we recorded a $587,000 impairment charge related to a consolidated office property located in the Chicago, IL market, which we acquired in January 2007 and we held through a joint venture in which we were not the managing partner. We held an 80% ownership interest in the office property. We sold this property in March 2016. Prior to the disposition, the net book value of the property exceeded the contract sales price less the cost to sell by approximately $587,000. Accordingly, we recorded an impairment charge to reduce the net book value of the property to our estimate of its fair value less the cost to sell.

During the three months ended March 31, 2015, we recorded approximately $1.4 million of impairment charges related to a wholly owned retail property that we acquired in May 2007 in the Pittsburgh, PA market, which was classified as held for sale as of March 31, 2015 and disposed of in May 2015. As of March 31, 2015, the net book value of this retail property exceeded our estimate of the fair value of the property less the cost to sell by $1.4 million. Accordingly, we recorded an impairment to reduce the net book value of the property to our estimate of its fair value less the cost to sell.

In the calculation of our daily NAV, our real estate assets are carried at fair value using valuation methodologies consistent with ASC Topic 820, Fair Value Measurement and Disclosures (“ASC Topic 820”). As a result, the timing of valuation changes recorded in our NAV will not necessarily be the same as for impairment charges recorded to our consolidated financial statements prepared pursuant to GAAP. Since we determine our NAV daily, impairment charges pursuant to GAAP will likely always be delayed and potentially significantly delayed compared to the change in fair value of our properties included in the calculation of our daily NAV.

Discontinued Operations

We present the results of operations and the respective aggregate net gains (losses) of any property or group of properties, the disposal of which would represent a strategic shift that has (or will have) a major effect on our operations and financial results, when such property (or group of properties) have been disposed of or classified as held for sale, as discontinued operations in our accompanying statements of income. We did not have any discontinued operations for the three months ended March 31, 2016 and 2015.

Rental Revenue

The following table summarizes the adjustments to rental revenue related to the amortization of above-market lease assets, below-market lease liabilities, and straight-line rental adjustments for the three months ended March 31, 2016 and 2015. In addition, the following table summarizes tenant recovery income received from tenants for real estate taxes, insurance and other property operating expenses and recognized as rental revenue (amounts in thousands):

	For the Three Months Ended March 31,
	2016	2015
Straight-line rent adjustments	$(240)	$(356)
Above-market lease assets	(1,267)	(1,360)
Below-market lease liabilities	1,535	1,713
Total increase (decrease) to rental revenue	$28	$(3)
Tenant recovery income (1)	$10,564	$10,165

__________________

(1)

Tenant recovery income presented in this table excludes real estate taxes that were paid directly by our tenants that are subject to triple net lease contracts. Such payments totaled approximately $1.4 million and $2.6 million during the three months ended March 31, 2016 and 2015, respectively.

Concentration of Credit Risk

Concentration of credit risk with respect to our sources of revenue currently exists due to a small number of tenants whose rental payments to us make up a relatively high percentage of our rental revenue. Rental revenue from our lease with Charles Schwab & Co., Inc., as master tenant of one of our office properties, represented approximately $6.1 million, or 11.0%, of our total revenue for the three months ended March 31, 2016. The following is a summary of amounts related to the top five tenants based on annualized base rent, as of March 31, 2016 (dollar amounts and square feet in thousands):

Tenant	Locations	Industry	Annualized Base Rent (1)	% of Total Annualized Base Rent	Square Feet	% of Total Portfolio Square Feet
Charles Schwab & Co., Inc.	2	Securities, Commodities, Fin. Inv./Rel. Activities	$23,408	14.2%	602	7.3%
Sybase	1	Publishing Information (except Internet)	18,692	11.4%	405	4.9%
Stop & Shop	15	Food and Beverage Stores	14,168	8.6%	882	10.6%
Novo Nordisk	1	Chemical Manufacturing	4,535	2.8%	167	2.0%
Seton Health Care	1	Hospitals	4,339	2.6%	156	1.9%
	20		$65,142	39.6%	2,212	26.7%

__________________

(1)	Annualized base rent represents the annualized monthly base rent of executed leases as of March 31, 2016.

Our properties in Massachusetts, New Jersey, California, and Texas accounted for approximately 20%,  20%,  14%, and 12% respectively, of our total gross investment in real property portfolio as of March 31, 2016. A deterioration of general economic or other relevant conditions, changes in governmental laws and regulations, acts of nature, demographics or other factors in any of those states or the geographical region in which they are located could result in the loss of tenants, a decrease in the demand for our properties and a decrease in our revenues from those markets, which in turn may have a disproportionate and material adverse effect on our results of operations and financial condition.

4. DEBT RELATED INVESTMENTS

As of both March 31, 2016 and December 31, 2015, we had invested in three debt related investments. The weighted average maturity of our debt related investments structured as mortgage notes as of March 31, 2016 was 3.0 years, based on our recorded net investments. The following table describes our debt related income for the three months ended March 31, 2016 and 2015 (dollar amounts in thousands):

	For the Three Months Ended March 31,		Weighted Average Yield as of
Investment Type	2016	2015	March 31, 2016 (1)
Mortgage notes (2)	$238	$2,413	6.1%
Mezzanine debt	—	790	N/A
Total	$238	$3,203	6.1%

__________________

(1)

Weighted average yield is calculated on an unlevered basis using the amount invested, current interest rates and accretion of premiums or discounts realized upon the initial investment for each investment type as of March 31, 2016. As of March 31, 2016, all of our debt related investments bear interest at fixed rates.

(2)

We had a debt related investments structured as a mortgage note repaid in full during the three months ended March 31, 2015. During the three months ended March 31, 2015, amounts recorded include early repayment fees received and accelerated amortization of deferred due diligence costs related to certain of these repayments.

Impairment

As of March 31, 2016 and December 31, 2015, we did not have any allowance for loan loss. During the three months ended March 31, 2016, we did not record any current period provision for loan loss or recoveries of amounts previously charged off. We did not have any debt related investments on non-accrual status as of March 31, 2016 or December 31, 2015. We did not record any interest income related to our impaired debt related investment during the three months ended March 31, 2016 or 2015.

5. DEBT OBLIGATIONS

The following table describes our borrowings as of March 31, 2016 and December 31, 2015 (dollar amounts in thousands):

	Principal Balance as of		Weighted Average Stated Interest Rate as of		Gross Investment Amount Securing Borrowings as of (1)
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Fixed-rate mortgages	$513,053	$580,959	5.4%	5.6%	$921,587	$1,016,560
Floating-rate mortgages (2)	—	7,890	N/A	3.4%	N/A	16,618
Total secured borrowings	513,053	588,849	5.4%	5.5%	921,587	1,033,178
Line of credit (3)	82,000	167,000	3.4%	1.9%	N/A	N/A
Term loans (4)	350,000	350,000	2.6%	2.6%	N/A	N/A
Total unsecured borrowings	432,000	517,000	2.8%	2.4%	N/A	N/A
Total borrowings	$945,053	$1,105,849	4.2%	4.1%	N/A	N/A
Less: net debt issuance costs (5)	(5,762)	(6,317)
Add: mark-to-market adjustment on assumed debt	723	1,304
Less: GAAP principal amortization on restructured debt	—	(3,067)
Total borrowings (GAAP basis)	$940,014	$1,097,769

__________________

(1)

“Gross Investment Amount” as used here and throughout this document represents the allocated gross basis of real property after certain adjustments. Gross Investment Amount for real property (i) includes the effect of intangible lease liabilities, (ii) excludes accumulated depreciation and amortization, and (iii) includes the impact of impairments.

(2)	As of December 31, 2015, our floating rate mortgage note was subject to an interest rate spread of 3.00% over one-month LIBOR.
(3)

As of March 31, 2016, approximately $50.0 million borrowings under our line of credit were subject to interest at a floating rate of 1.55% over one-month LIBOR, which we had effectively fixed using interest rate swaps, resulting in a stated interest rate of 2.96%. As of March 31, 2016, approximately $32.0 million borrowings under our line of credit were subject to interest at a floating rate of 0.55% over the interest rate publicly announced by Bank of America as its “prime rate”, resulting in a stated interest rate of 4.05%. As of December 31, 2015, borrowings under our line of credit were subject to interest at a floating rate of 1.40% over one-month LIBOR. However, as of December 31, 2015, we had effectively fixed the interest rate of approximately $25.4 million of the total of $167.0 million in borrowings using interest rate swaps, resulting in a weighted average interest rate on the total line of credit of 1.88%.

(4)

As of March 31, 2016 and December 31, 2015, borrowings under our term loans were subject to interest at weighted average floating rates of 1.56 % and 1.52%, respectively, over one-month LIBOR. However, we had effectively fixed the interest rates of the borrowings using interest rate swaps at 2.64% and 2.59% as of March 31, 2016 and December 31, 2015, respectively.

(5)	See Note 2 for additional information related to the reclassification of net debt issuance costs in accordance with ASU 2015-03.

Mortgage Notes

As of March 31, 2016,  nine mortgage notes were interest-only and six mortgage notes were fully amortizing with outstanding principal balances of approximately $322.5 million and $190.6 million, respectively. None of our mortgage notes are recourse to us.

Credit Facility

On January 13, 2015, we entered into a $550 million senior unsecured term loan and revolving line of credit (the “Facility”) with a syndicate of 14 lenders led by Bank of America, N.A., as Administrative Agent. The Facility provides us with the ability from time to time to increase the size of the Facility up to a total of $900 million less the amount of any prepayments under the term loan component of the Facility, subject to receipt of lender commitments and other conditions.

The $550 million Facility consists of a $400 million revolving credit facility (the “Revolving Credit Facility”) and a $150 million term loan (the “$150 Million Term Loan”). The Revolving Credit Facility contains a sublimit of $50 million for letters of credit and a sublimit of $50 million for swing line loans. The primary interest rate for the Revolving Credit Facility is based on LIBOR, plus a margin ranging from 1.40% to 2.30%, depending on our consolidated leverage ratio. The maturity date of the Revolving Credit Facility is January 31, 2019 and contains one 12-month extension option that we may exercise upon (i) payment of an extension fee equal to 0.15% of the sum of the amount outstanding under the Revolving Credit Facility and the unused portion of the Revolving Credit Facility at the time of the extension, and (ii) compliance with the other conditions set forth in the credit agreement. The primary interest rate within the $150 Million Term Loan is based on LIBOR, plus a margin ranging from 1.35% to 2.20%, depending on our consolidated leverage ratio. The maturity date of the $150 Million Term Loan is January 31, 2018 and contains two 12-month extension options that we may exercise upon (i) payment of an extension fee equal to 0.125% of the sum of the amount outstanding under the $150 Million Term Loan at the time of each extension, and (ii) compliance with the other conditions set forth in the credit agreement.

Borrowings under the Facility are available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties.

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

As of March 31, 2016 and December 31, 2015, the unused portion of the Revolving Credit Facility was approximately $315.8 million and $230.8 million, respectively. As of both March 31, 2016 and December 31, 2015, we were in compliance with all the debt covenants under our credit facilities and had full access to the unused portion of the Revolving Credit Facility.

Repayment of Mortgage Notes

During the three months ended March 31, 2016, we repaid three mortgage note borrowings in full during the respective free-prepayment periods prior to their scheduled maturities using proceeds from the Facility and the disposition of real properties. The following table describes these repayments in more detail (dollar amounts in thousands):

Debt Obligation	Repayment Date	Balance Repaid/ Extinguished	Interest Rate Fixed or Floating	Stated Interest Rate as of Repayment Date	Contractual Maturity Date	Collateral Type	Collateral Market
40 Boulevard (1)	3/1/16	$7,830	Floating	3.44%	3/11/16	Office Property	Chicago, IL
Washington Commons (2)	2/1/16	21,300	Fixed	5.94%	2/1/16	Office Property	Chicago, IL
1300 Connecticut	1/12/16	44,979	Fixed	6.81%	4/10/16	Office Property	Washington, DC
Total/weighted average borrowings		$74,109		6.20%

__________________

(1)	The mortgage note is subject to an interest rate of 3.0% over one-month LIBOR.
(2)

Amount presented includes a $5.1 million contingently payable mortgage note that was not ultimately required to be repaid. As a result of the transaction, we recognized a gain on extinguishment of debt and financing commitments of approximately $5.1 million during the three months ended March 31, 2016.

The following table reflects our contractual debt maturities as of March 31, 2016, specifically our obligations under our mortgage notes and unsecured borrowings (dollar amounts in thousands):

	As of March 31, 2016
	Mortgage Notes		Unsecured Borrowings		Total
Year Ending December 31,	Number of Borrowings Maturing	Outstanding Principal Balance	Number of Borrowings Maturing	Outstanding Principal Balance	Outstanding Principal Balance
2016	4	$210,883	—	$—	$210,883
2017	6	206,660	—	—	206,660
2018	—	1,762	1	150,000	151,762
2019	—	1,869	1	82,000	83,869
2020	—	1,982	—	—	1,982
2021	1	10,825	—	—	10,825
2022	1	1,663	1	200,000	201,663
2023	—	978	—	—	978
2024	—	1,034	—	—	1,034
2025	1	71,094	—	—	71,094
Thereafter	2	4,303	—	—	4,303
Total	15	$513,053	3	$432,000	$945,053
Less: net debt issuance costs (1)		(1,023)		(4,739)
Add: mark-to-market adjustment on assumed debt		723		—
Total borrowings (GAAP basis)		$512,753		$427,261

__________________

(1)	See Note 2 for additional information related to the reclassification of net debt issuance costs in accordance with ASU 2015-03.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges under ASC Topic 815 is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the next 12 months, we estimate that approximately $3.0 million will be reclassified as an increase to interest expense related to active effective hedges of existing floating-rate debt, and we estimate that approximately $1.9 million will be reclassified as an increase to interest expense related to effective forward started interest rate swaps where the hedging instrument has been terminated. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The table below presents a reconciliation of the beginning and ending balances, between December 31, 2015 and March 31, 2016, of our accumulated other comprehensive loss (“OCI”), net of amounts attributable to noncontrolling interests, related to the effective portion of our cash flow hedges as presented on our consolidated financial statements, as well as amounts related to our available-for-sale securities (amounts in thousands):

	Gains and Losses on Cash Flow Hedges	Unrealized Losses on Available-For- Sale Securities	Accumulated Other Comprehensive Loss
Beginning balance as of December 31, 2015:	$(9,967)	$(1,047)	$(11,014)
Other comprehensive income:
Amount of loss reclassified from OCI into interest expense (effective portion) (net of tax benefit of $0)	1,117	—	1,117
Change in fair value recognized in OCI (effective portion) (net of tax benefit of $0)	(10,195)	—	(10,195)
Net current-period other comprehensive income	(9,078)	—	(9,078)
Attribution of and other adjustments to OCI attributable to noncontrolling interests	668	(5)	663
Ending balance as of March 31, 2016:	$(18,377)	$(1,052)	$(19,429)

Fair Values of Derivative Instruments

The fair values of interest rate derivatives are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the derivatives. The variable interest rates used in the calculation of projected receipts on the derivatives are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.

To comply with the provisions of ASC 820, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

The majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with our derivative instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of potential default by us and our counterparties. As of March 31, 2016, we had assessed the significance of the impact of the credit valuation adjustments and had determined that it was not significant to the overall valuation of our derivative instruments. As a result, we have determined that our derivative valuations are classified in Level 2 of the fair value hierarchy.

Designated Derivatives

As of March 31, 2016 and December 31, 2015, we had 13 and 12 outstanding interest rate swaps, respectively, that were designated as cash flow hedges of interest rate risk, with a total notional amount of $407.1 million and $375.4 million, respectively. In addition, as of March 31, 2016, we had (i) two interest rate swaps with a total notional amount of $100.0 million that will become effective in December 2016 and mature in January 2020 and (ii) two interest rate swaps with a total notional amount of $100.0 million that will become effective in December 2016 and mature in February 2022, all of which were designated as cash flow hedges of interest rate risk.

The table below presents the gross fair value of our designated derivative financial instruments as well as their classification on our accompanying condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 (amounts in thousands):

		Fair Value of Asset Derivatives as of			Fair Value of Liability Derivatives as of
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2016	2015	Location	2016	2015
Interest rate contracts	Other assets, net (1)	$11	$197	Other liabilities (1)	$(12,651)	$(3,303)
Total derivatives		$11	$197		$(12,651)	$(3,303)

__________________

(1)

Although our derivative contracts are subject to master netting arrangements which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on our accompanying condensed consolidated balance sheets. If we did net our derivative fair values on our accompanying condensed consolidated balance sheets, the derivative fair values would be lowered by approximately $8,000 and $157,000 as of March 31, 2016 and December 31, 2015, respectively, resulting in net fair values of our asset derivatives of approximately $2,000 and $41,000 as of March 31, 2016 and December 31, 2015, respectively, and net fair values of our liability derivatives of approximately $12.6 million and $3.1 million as of March 31, 2016 and December 31, 2015, respectively.

Effect of Derivative Instruments on the Statements of Comprehensive Income

The table below presents the effect of our derivative financial instruments on our accompanying financial statements for the three months ended March 31, 2016 and 2015 (amounts in thousands):

	For the Three Months Ended March 31,
	2016	2015
Derivatives Designated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts
Amount of loss recognized in OCI (effective portion)	$(10,195)	$(2,971)
Location of loss reclassified from accumulated OCI into income (effective portion)	Interest expense	Interest expense
Amount of loss reclassified from accumulated OCI into income (effective portion)	$1,117	$1,164
Location of loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	Interest and other income (expense)	Interest and other income (expense)
Amount of loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	$—	$(11)

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

As of March 31, 2016, the fair value of derivatives in a net liability position, which included accrued interest but excluded any credit valuation adjustments related to these agreements, was approximately $13.2 million. As of March 31, 2016, we have not posted any collateral related to these agreements. If we had breached any of these provisions at March 31, 2016, we could have been required to settle our obligations under the agreements at their termination value of $13.2 million.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

We use the framework established in ASC Topic 820, to measure the fair value of our financial instruments as disclosed in the table below. The fair values estimated below are indicative of certain interest rate and other assumptions as of March 31, 2016 and December 31, 2015, and may not take into consideration the effects of subsequent interest rate or other assumption fluctuations, or changes in the values of underlying collateral. The fair values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate their carrying values because of the short-term nature of these instruments.

The table below presents the carrying amounts and estimated fair values of our other financial instruments, other than derivatives which are disclosed in Note 6, as of March 31, 2016 and December 31, 2015 (amounts in thousands):

	As of March 31, 2016		As of December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Fixed-rate debt related investments, net	$15,596	$16,558	$15,722	$16,526
Liabilities:
Fixed-rate mortgage notes	$512,753	$520,521	$577,978	$576,432
Floating-rate mortgage notes	—	—	7,887	7,883
Floating-rate unsecured borrowings	427,261	427,261	511,905	511,905

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

8. STOCKHOLDERS’ EQUITY

Common Stock

On March 14, 2016, we completed a self-tender offer, pursuant to which we accepted for purchase approximately 4.1 million unclassified shares of common stock, which we refer to as “Class E” shares, at a purchase price of $7.39 per share for an aggregate cost of approximately $30.0 million. The following table describes the changes in each class of common shares during the three months ended March 31, 2016 (shares and dollar amounts in thousands):

	Class E		Class A		Class W		Class I		Total
	Shares	Amount (1)	Shares	Amount (1)	Shares	Amount (1)	Shares	Amount (1)	Shares	Amount (1)
Balances, December 31, 2015	137,275	$1,482,140	1,703	$12,438	1,812	$12,952	23,334	$162,283	164,124	$1,669,813
Issuance of common stock:
Shares sold	—	—	219	1,671	464	3,444	496	3,686	1,179	8,801
Distribution reinvestment plan	513	3,812	8	63	8	57	156	1,162	685	5,094
Stock-based compensation	—	—	—	—	—	—	22	410	22	410
Redemptions of common stock	(4,518)	(33,406)	(1)	(9)	(6)	(40)	(175)	(1,303)	(4,700)	(34,758)
Balances, March 31, 2016	133,270	$1,452,546	1,929	$14,163	2,278	$16,413	23,833	$166,238	161,310	$1,649,360

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

Dividend Capital Securities LLC, which we refer to as the “Dealer Manager,” is distributing the shares of our common stock in our public offering on a “best efforts” basis. The Dealer Manager is an entity related to our Advisor and is a member of the Financial Industry Regulatory Authority, Inc., or FINRA. The Dealer Manager coordinates our distribution effort and manages our relationships with participating broker-dealers and financial advisors and provides assistance in connection with compliance matters relating to marketing our public offering.

On September 16, 2015, the Company entered into a Second Amended and Restated Dealer Manager Agreement (the “Second Amended Dealer Manager Agreement”) with our Dealer Manager. The Dealer Manager served as dealer manager for the Prior Offering and will serve as dealer manager for the Follow-On Offering. The Second Amended Dealer Manager Agreement is an amendment and restatement of the dealer manager agreement entered into by the Company and our Dealer Manager on February 8, 2013 in connection with the Prior Offering, as amended by Amendment No. 1 dated May 31, 2013, Amendment No. 2 dated June 26, 2013 and Amendment No. 3 dated March 20, 2014. The purpose of the Second Amended Dealer Manager Agreement is to engage our Dealer Manager with respect to the Follow-On Offering. As amended, the Second Amended Dealer Manager Agreement may be made to apply to future offerings by naming them in a schedule to the agreement, with the consent of the Company and our Dealer Manager. Pursuant to the Second Amended Dealer Manager Agreement, we pay (i) selling commissions on Class A shares sold in the primary offering of up to 3.0% of the public offering price per share, (ii) a dealer manager fee which accrues daily in an amount equal to 1/365th of 0.6% of our NAV per share of Class A and Class W shares outstanding and an amount equal to 1/365th of 0.1% of our NAV per share of Class I shares outstanding on such day on a continuous basis, and (iii) a distribution fee which accrues daily in an amount equal to 1/365th of 0.5% of our NAV per Class A share outstanding on such day on a continuous basis. Subject to Financial Industry Regulatory Authority, Inc., or FINRA, limitations on underwriting compensation, we will continue to pay the dealer manager fee and distribution fee until the earlier to occur of the following: (i) a listing of the class of such shares on a national securities exchange or (ii) such shares no longer being outstanding.

Restricted Stock Unit Agreements

We have entered into Restricted Stock Unit Agreements (the “Advisor RSU Agreements”) with our Advisor. The purposes of our Advisor RSU Agreements are to promote an alignment of interests among our stockholders, our Advisor and the personnel of our Advisor and its affiliates, and to promote retention of the personnel of our Advisor and its affiliates. Pursuant to the terms of the Advisor RSU Agreements, we have granted approximately 566,000 restricted stock units (“Company RSUs”) to our Advisor that remain unvested and unsettled as of March 31, 2016. Each Company RSU will, upon vesting, be settled in one share of our Class I common stock. The Company RSUs are subject to specified vesting and settlement provisions and, upon settlement in Class I shares of Company common stock, require offsets of advisory fees and expenses otherwise payable from the Company to our Advisor based on the NAV per Class I share on the grant date of the applicable Company RSU (the weighted average grant-date NAV per Class I share with respect to the unsettled Company RSUs is $7.14 as of March 31, 2016). As of March 31, 2016, all of the Class I common stock issued upon settlement of Company RSUs has been used for offset of advisory fees.

Vesting and Payment Offset

Following specified vesting provisions, an equal percentage of the Company RSUs vest on each of the applicable vesting dates. On each vesting date, an offset amount (each, an “Offset Amount”) will be calculated and deducted on a pro rata basis over the next 12 months from the cash payments otherwise due and payable to our Advisor under our then-current Advisory Agreement for any fees or expense reimbursements. Each Offset Amount equals the number of Company RSUs vesting on such date multiplied by the NAV per Class I share publicly disclosed by us (“the “Class I NAV”) as of the end of the applicable grant date (the “Grant Date NAV per Class I Share”). Each Offset Amount will always be calculated based on the Grant Date NAV per Class I Share, even beyond the initial grant and vesting date. At the end of each 12-month period following each vesting date, if the Offset Amount has not been fully realized by offsets from the cash payments otherwise due and payable to our Advisor under the Advisory Agreement, our Advisor shall promptly pay any shortfall to us.

The chart below shows the grant dates, vesting dates, number of unvested shares as of March 31, 2016, and Grant Date NAV per Class I Share (share amounts in thousands).

Award	Grant Date	Vesting Dates	Number of Unvested Shares	Grant Date NAV per Class I Share
Company RSU	4/7/14	4/15/16, 4/14/17	247	$6.96
Company RSU	2/25/15	4/15/16, 4/14/17	59	7.18
Company RSU	2/25/15	4/13/18	135	7.18
Company RSU	2/4/16	4/15/19	124	7.41
Total/ weighted average			565	$7.14

Termination

The Advisor RSU Agreements will automatically terminate upon termination or non-renewal of the Advisory Agreement by any party for any reason. In addition, upon a change in control of us, then either our Advisor or we may immediately terminate the Advisor RSU Agreements. Further, our Advisor may immediately terminate the Advisor RSU Agreements if we exercise certain rights under the Advisor RSU Agreements to replace the Company RSUs with another form of compensation.

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

Restricted Stock Grant

Effective February 4, 2016, we granted 49,340 restricted shares of Class I common stock to certain employees of our Advisor and its affiliates at a price of $7.41 per share, which will vest ratably over four years. During the three months ended March 31, 2016, 12,335 shares vested at a price of $7.40, our NAV per share as of the vesting date.

Summary of Fees and Other Amounts

The following table summarizes fees and other amounts earned by our Advisor and its related parties in connection with services performed for us during the three months ended March 31, 2016 and 2015 (amounts in thousands):

	For the Three Months Ended March 31,
	2016	2015
Advisory fees (1)	$3,765	$4,299
Other reimbursements paid to our Advisor (2)	2,177	2,225
Other reimbursements paid to our Dealer Manager	51	72
Advisory fees related to the disposition of real properties	1,807	4,452
Development management fee	21	16
Selling commissions, dealer manager, and distribution fees	152	68
Total	$7,973	$11,132

__________________

(1)

Amounts reported for the three months ended March 31, 2016 and 2015 include approximately $283,000 and $222,000, respectively, that we were not obligated to pay in consideration of the issuance of Company RSUs to our Advisor.

(2)	Other reimbursements paid to our Advisor primarily comprise salary, bonus, overhead reimbursements, and restricted stock granted to certain of our Advisor’s employees that provide us with services.

See the accompanying condensed consolidated balance sheets for the amounts we owed to our Advisor and affiliates of our Advisor for such services and reimbursement of certain expenses as of March 31, 2016 and December 31, 2015. Pursuant to the Advisory Agreement, we accrue the advisory fee on a daily basis and pay our Advisor amounts due subsequent to each month-end.

Launch of Private Placements of Delaware Statutory Trust Interests

Private Placements

In March 2016, we, through the Operating Partnership, initiated a program to raise capital in private placements exempt from registration under the Securities Act of 1933, as amended (“Private Placements”), through the sale of beneficial interests (“Interests”) in specific Delaware statutory trusts holding real properties, including properties currently indirectly owned by the Operating Partnership (the “DST Program”). From 2006 through 2009, we, through our subsidiaries, conducted similar private placement offerings of fractional interests in which it raised a total of $183.1 million in gross proceeds. These fractional interests were all subsequently acquired by the Operating Partnership in exchange for an aggregate of 17.7 million OP Units.

Each Private Placement will offer Interests in one or more real properties placed into one or more Delaware statutory trust(s) by the Operating Partnership or its affiliates (“DST Properties”). We anticipate that these Interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). Additionally, properties underlying Interests sold to investors pursuant to such Private Placements will be leased-back by an indirect wholly owned subsidiary of the Operating Partnership on a long term basis of up to 29 years. The lease agreements are expected to be fully guaranteed by the Operating Partnership. Additionally, the Operating Partnership will retain a fair market value purchase option (“FMV Option”) giving it the right, but not the obligation, to acquire the Interests from the investors at a later time in exchange for OP Units.

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

Limited Partnership Agreement

In connection with the launch of the DST Program, the Company, on behalf of itself as general partner and on behalf of all the limited partners thereto, entered into the Fifth Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated as of March 2, 2016 (the “Amended and Restated Operating Partnership Agreement”). The Amended and Restated Operating Partnership Agreement amends the prior operating partnership agreement by establishing two series of Class E OP Units, with different redemption and registration rights. The currently existing third-party holders of Class E OP Units will now hold Series 1 Class E OP Units, and will continue to have the same redemption and registration rights they had previously, which include the right, in certain circumstances to require the Operating Partnership to redeem the OP Units for Class E shares of the Company or cash. Any purchasers of Interests in the DST Program that ultimately acquire OP Units through the FMV Option will acquire Series 2 Class E OP Units, which will have similar redemption and registration rights to those of the holders of Series 1 Class E OP Units, except that their redemption rights will in certain circumstances require the Operating Partnership to redeem the OP Units for Class I shares of the Company or cash. In addition, the Amended and Restated Operating Partnership Agreement provides that a redemption fee of 1.5% of the shares otherwise payable to a limited partner upon redemption of Series 2 Class E Units will be paid to the Manager (defined below). Holders of Series 1 or Series 2 Class E OP Units cannot require us to redeem their Series 1 or Series 2 Class E OP Units with cash.

Delaware Statutory Trust Agreement

DCX Manager LLC (the “Manager”), an affiliate of the Advisor, will be engaged to act as the manager of each Delaware statutory trust holding a DST Property. Although the intention is to sell 100% of the interests to third parties, DCX may hold an interest for a period of time and therefore could be subject to the following description of fees and reimbursements paid to the Manager. The Manager will have primary responsibility for performing administrative actions in connection with the trust and any DST Property and has the sole power to determine when it is appropriate for a trust to sell a DST Property. The Manager will be entitled to the following payments from the trust: (i) a management fee equal to a stated percentage (e.g., 1.0%) of the gross rents payable to the trust, with such amount to be set on a deal-by-deal basis, (ii) a disposition fee of 1.0% of the gross sales price of any DST Property sold to a third party, and (iii) reimbursement of certain expenses associated with the establishment, maintenance and operation of the trust and DST Properties.

Additionally, the Manager or its affiliate may earn a 1.0% loan fee for any financing arrangement sourced, negotiated and executed in connection with the DST Program. This loan fee only is payable to the Manager by new investors that purchase Interests and therefore is not paid by the Company or its affiliates.

10. NET INCOME PER COMMON SHARE

Reconciliations of the numerator and denominator used to calculate basic net income per common share to the numerator and denominator used to calculate diluted net income per common share for the three months ended March 31, 2016 and 2015 are described in the following table (amounts in thousands, except per share information):

	For the Three Months Ended March 31,
Numerator	2016	2015
Net income	$48,238	$132,201
Net income attributable to noncontrolling interests	(4,456)	(8,618)
Net income attributable to common stockholders	43,782	123,583
Dilutive noncontrolling interests share of net income	3,401	8,580
Numerator for diluted earnings per share – adjusted net income	47,183	132,163
Denominator
Weighted average shares outstanding-basic	163,954	179,317
Incremental weighted average shares effect of conversion of OP units	12,736	12,449
Weighted average shares outstanding-diluted	176,690	191,766
INCOME PER COMMON SHARE-BASIC AND DILUTED	$0.27	$0.69

11. SEGMENT INFORMATION

We have three reportable operating segments, which include our three real property operating sectors (office, industrial, and retail), and we measure our profit and loss of our operating segments based on net operating income (“NOI”). We organize and analyze the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, and investment strategies and objectives. Specifically, the physical characteristics of our buildings, the related operating characteristics, the geographic markets, and the type of tenants are inherently different for each of our segments. The following table sets forth revenue and the components of NOI of our segments for the three months ended March 31, 2016 and 2015 (amounts in thousands):

	For the Three Months Ended March 31,
	Revenues		NOI
	2016	2015	2016	2015
Office	$33,969	$35,482	$23,283	$26,574
Industrial	1,711	4,351	1,267	3,752
Retail	19,864	19,546	14,676	13,924
Total	$55,544	$59,379	$39,226	$44,250

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

As of March 31, 2016, we had approximately $15.6 million in net debt related investments, which was not material relative to our total investments. Our management currently is not seeking to increase our investment in our debt related investments portfolio due to its less desirable return when compared to our other investment options. As such, we no longer consider debt related investments to be a material reportable operating segment. Accordingly, we have not presented debt related investments as a separate segment for the three months ended March 31, 2016 and we have revised the prior period to conform to the presentation of the current period.

The following table is a reconciliation of our NOI to our reported net income attributable to common stockholders for the three months ended March 31, 2016 and 2015 (amounts in thousands):

	For the Three Months Ended March 31,
	2016	2015
Net operating income	$39,226	$44,250
Debt related income	238	3,203
Real estate depreciation and amortization expense	(19,835)	(20,815)
General and administrative expenses	(2,621)	(2,735)
Advisory fees, related party	(3,765)	(4,299)
Acquisition-related expenses	(51)	(425)
Impairment of real estate property	(587)	(1,400)
Interest and other income	58	632
Interest expense	(10,961)	(13,981)
Gain (loss) on extinguishment of debt and financing commitments	5,136	(896)
Gain on sale of real property	41,400	128,667
Net income attributable to noncontrolling interests	(4,456)	(8,618)
Net income attributable to common stockholders	$43,782	$123,583

The following table reflects our total assets by business segment as of March 31, 2016 and December 31, 2015 (amounts in thousands):

	As of
	March 31, 2016	December 31, 2015
Segment assets:
Office	$871,777	$1,027,132
Industrial	63,232	61,231
Retail	780,287	785,854
Total segment assets, net	1,715,296	1,874,217

Non-segment assets:
Debt related investments, net	15,596	15,722
Cash and cash equivalents	11,675	15,769
Other non-segment assets (1)	51,906	55,183
Total assets	$1,794,473	$1,960,891

__________________

(1)	Other non-segment assets primarily consist of corporate assets including restricted cash and receivables, including straight-line rent receivable.

12. SUBSEQUENT EVENTS

We have evaluated subsequent events for the period from March 31, 2016, the date of these financial statements, through the date these financial statements are issued, and determined that there have been no significant subsequent events. For information regarding acquisitions, dispositions, and financing transactions that occurred subsequent to March 31, 2016, see “Subsequent Events” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements may relate to, without limitation, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), other development trends of the real estate industry, business strategies, and the growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors that may cause our results to vary are general economic and business (particularly real estate and capital market) conditions being less favorable than expected, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, availability and creditworthiness of prospective tenants, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, tenants’ ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental, regulatory and/or safety requirements, tenant bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control. For a further discussion of these factors and other risk factors that could lead to actual results materially different from those described in the forward-looking statements, see “Risk Factors” under Item 1A of Part 1 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 3, 2016, available at www.sec.gov, and Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

We primarily earn revenue from rent received from customers under long-term operating leases at our properties, including reimbursements from customers for certain operating costs. Our primary expenses include rental expenses, depreciation and amortization expenses, general and administrative expenses, asset management and advisory fees, and interest expenses.

Consistent with our investment strategy, we currently have three business segments, consisting of investments in (i) office property, (ii) industrial property, and (iii) retail property. We also have investments in real estate related-debt investments (which we refer to as “debt-related investments”). For a discussion of our business segments and the associated revenue and net operating income by segment, see Note 11 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

As of March 31, 2016, our operating properties were located in 20 geographic markets in the United States. We also had approximately $15.6 million in net debt related investments as of March 31, 2016, all of which are structured as mortgage notes.  The following table summarizes our investments in real properties, by segment, using our estimated fair value of these investments as of March 31, 2016 (amounts in thousands).

	Geographic Markets	Number of Properties	Net Rentable Square Feet	% Leased (1)	Aggregate Fair Value
Office properties	13	17	3,581	91.3%	$1,184,385
Industrial properties	3	6	1,909	80.4%	85,650
Retail properties	9	34	3,763	94.1%	951,700
Real properties	20 (2)	57	9,253	90.2%	$2,221,735

__________________

(1)	Percentage leased is based on executed leases as of March 31, 2016.
(2)	The total number of our geographic markets does not equal the sum of the number of geographic markets by segment, as we have more than one segment in certain geographic markets.

We may target investments in four primary property categories of office, industrial, retail and multifamily. Although we may own properties in each of these categories, we are not tied to specific allocation targets and we may not always have significant holdings, or any holdings at all, in each category. For example, we do not currently own multifamily investments, although we intend to consider multifamily investment opportunities in the future. Also, through the disposition of assets, our ownership of industrial assets has declined to less than 5% of our portfolio as of March 31, 2016. Our recent investment strategy has primarily been focused on multi-tenant office and necessity-oriented retail investments located in what we believe are strong markets poised for long-term growth. We currently intend that our near term investment strategy will continue to focus on these multi-tenant office and necessity-oriented retail investments. We may also look for opportunities to increase our holdings of industrial assets over the next year. However, there can be no assurance that we will be successful in this investment strategy, including with respect to any particular asset class. To a lesser extent we may invest in other types of real estate including, but not limited to, hospitality, medical offices, student housing and unimproved land. We anticipate that the majority of our real property investments will be made in the United States, although we may also invest in Canada and Mexico, and potentially elsewhere on a limited basis, to the extent that opportunities exist that may help us meet our investment objectives.

Any future and near-term obligations are expected to be funded primarily through the use of cash on hand, cash generated from operations, proceeds from our public offerings and other equity offerings, proceeds from the sale of existing investments, and the issuance and assumption of debt obligations.

•	Cash on hand — As of March 31, 2016, we had approximately $11.7 million of cash and cash equivalents.
•	Cash available under our credit facility — As of March 31, 2016, the unused portion of our line of credit was approximately $315.8 million, all of which was available to us.
•	Cash generated from operations — During the three months ended March 31, 2016, we generated approximately $15.2 million from operations of our real properties and income from debt related investments.
•

Proceeds from offerings of equity securities — We currently maintain a public offering of our shares of common stock. During the three months ended March 31, 2016, we raised approximately $10.1 million in proceeds from the sale of Class A, W, and I shares in our current follow-on public offering, including approximately $1.3 million under the distribution reinvestment plan. Additionally, during the three months ended March 31, 2016, we received approximately $3.8 million in proceeds from the distribution reinvestment plan offering of our unclassified shares of common stock, which we refer to as “Class E” shares (the “Class E DRIP Offering”).

•

Proceeds from sales of existing investments — During the three months ended March 31, 2016, we sold three operating properties. After buyer credits, closing costs, and the assumption of a related mortgage note, we received net proceeds of $176.0 million.

We believe that our existing cash balance, cash generated from operations, proceeds from our public offerings and our ability to sell investments and to issue debt obligations remains adequate to meet our expected capital obligations for the next twelve months.

Significant Transactions During the Three Months Ended March 31, 2016

Investment Activity

Real Property Dispositions

During the three months ended March 31, 2016, we completed the disposition of three properties aggregating approximately 880,000 net rentable square feet for an aggregate sales price of approximately $186.3 million. For  additional discussion of our real property dispositions, see Note 3 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Financing Activity

Self-Tender Offer

On March 14, 2016, we completed a self-tender offer, pursuant to which we accepted for purchase approximately 4.1 million unclassified shares of common stock, which we refer to as “Class E” shares, at a purchase price of $7.39 per share for an aggregate cost of approximately $30.0 million. We funded the purchase with a $30.0 million draw on our revolving credit facility.

Repayments of Mortgage Borrowings

During the three months ended March 31, 2016, we repaid three mortgage note borrowings in full with an aggregate balance of approximately $74.1 million at the time of the payoffs and a weighted average interest rate of 6.20%. We funded the repayments with proceeds from our revolving credit facility and proceeds from real property dispositions.  For additional information on these repayments, see Note 5 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

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

The following table sets forth the components of NAV for the Company as of March 31, 2016 and December 31, 2015 (amounts in thousands except per share information). As used below, “Fund Interests” means our Class E shares, Class A shares, Class W shares, and Class I shares, along with the OP Units held by third parties, and “Aggregate Fund NAV” means the NAV of all of the Fund Interests.

	As of March 31, 2016	As of December 31, 2015
Office properties	$1,184,385	$1,378,635
Industrial properties	85,650	90,250
Retail properties	951,700	950,925
Real properties	$2,221,735	$2,419,810
Debt related investments	15,596	15,722
Total Investments	$2,237,331	$2,435,532
Cash and other assets, net of other liabilities	(12,695)	(14,069)
Debt obligations	(945,053)	(1,098,853)
Outside investors' interests	(3,320)	(4,771)
Aggregate Fund NAV	$1,276,263	$1,317,839
Total Fund Interests outstanding	173,445	176,490
NAV per Fund Interest	$7.36	$7.47

When the fair value of our real estate assets is calculated for the purposes of determining our NAV per share, the calculation is done using the fair value methodologies detailed within the FASB Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). However, our valuation procedures and our NAV are not subject to accounting principles generally accepted in the United States (“GAAP”) and will not be subject to independent audit. In the determination of our NAV, the value of certain of our assets and liabilities are generally determined based on their carrying amounts under GAAP; however, those principles are generally based upon historic cost and therefore may not be determined in accordance with ASC Topic 820. Readers should refer to our financial statements for our net book value determined in accordance with GAAP from which one can derive our net book value per share by dividing our stockholders’ equity by shares of our common stock outstanding as of the date of measurement.

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

We include no discounts to our NAV for the illiquid nature of our shares, including the limitations on your ability to redeem shares under our share redemption programs or tender pursuant to self-tender offers and our ability to suspend or terminate our share redemption programs or tender pursuant to self-tender offers at any time. Our NAV generally does not consider exit costs (e.g. selling costs and commissions related to the sale of a property) that would likely be incurred if our assets and liabilities were liquidated or sold. While we may use market pricing concepts to value individual components of our NAV, our per share NAV is not derived from the market pricing information of open-end real estate funds listed on stock exchanges.

Please note that our NAV is not a representation, warranty or guarantee that: (1) we would fully realize our NAV upon a sale of our assets; (2) shares of our common stock would trade at our per share NAV on a national securities exchange; and (3) a stockholder would be able to realize the per share NAV if such stockholder attempted to sell his or her shares to a third party.

The March 31, 2016 valuation for our real properties was provided by the Independent Valuation Firm in accordance with our valuation procedures and determined starting with the appraised value. The aggregate real property valuation of $2.22 billion compares to a GAAP basis of real properties (before accumulated amortization and depreciation and the impact of intangible lease liabilities) of $2.07 billion, representing an increase of approximately $150.6 million or 7.3%. Certain key assumptions that were used by our Independent Valuation Firm in the discounted cash flow analysis are set forth in the following table based on weighted averages by property type.

	Office	Industrial	Retail	Weighted Average Basis
Exit capitalization rate	6.67%	7.31%	6.50%	6.62%
Discount rate / internal rate of return ("IRR")	7.35%	8.13%	7.02%	7.24%
Annual market rent growth rate	3.17%	2.98%	2.94%	3.06%
Average holding period (years)	10.8	10.7	10.3	10.6

A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, an increase in the weighted-average annual discount rate/IRR and the exit capitalization rate of 0.25% would reduce the value of our real properties by approximately 1.96% and 2.17%, respectively.

The following table sets forth the quarterly changes to the components of NAV for the Company and the reconciliation of NAV changes for each class of shares (amounts in thousands, except per share and footnoted information):

	Total	Class E Common Stock	Class A Common Stock	Class W Common Stock	Class I Common Stock	Class E OP Units

NAV as of December 31, 2015	$1,317,839	$1,025,115	$12,715	$13,522	$170,876	$95,611
Fund level changes to NAV
Realized/unrealized losses on net assets	(25,662)	(19,918)	(266)	(298)	(3,338)	(1,842)
Income accrual	26,372	20,438	270	302	3,461	1,901
Dividend accrual	(15,802)	(12,324)	(127)	(160)	(2,045)	(1,146)
Advisory fee	(3,758)	(2,912)	(39)	(43)	(493)	(271)
Performance based fee	—	—	—	—	—	—
Class specific changes to NAV
Dealer Manager fee	(85)	—	(20)	(22)	(43)	—
Distribution fee	(17)	—	(17)	—	—	—
NAV as of March 31, 2016
before share/unit sale/redemption activity	$1,298,887	$1,010,399	$12,516	$13,301	$168,418	$94,253
Share/unit sale/redemption activity
Shares/units sold	14,008	3,817	1,683	3,500	5,008	—
Shares/units redeemed	(36,632)	(33,574)	(9)	(40)	(1,303)	(1,706)
NAV as of March 31, 2016	$1,276,263	$980,642	$14,190	$16,761	$172,123	$92,547
Shares/units outstanding as of December 31, 2015	176,490	137,275	1,703	1,811	22,893	12,808
Shares/units sold	1,886	513	227	472	674	—
Shares/units redeemed	(4,931)	(4,518)	(1)	(5)	(176)	(231)
Shares/units outstanding as of March 31, 2016	173,445	133,270	1,929	2,278	23,391	12,577
NAV per share/unit as of December 31, 2015		$7.47	$7.47	$7.47	$7.47	$7.47
Change in NAV per share/unit		(0.11)	(0.11)	(0.11)	(0.11)	(0.11)
NAV per share/unit as of March 31, 2016		$7.36	$7.36	$7.36	$7.36	$7.36

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

The following unaudited table presents a reconciliation of FFO to net income (loss) for the three months ended March 31, 2016 and 2015 (amounts in thousands, except per share information):

	For the Three Months Ended
	March 31,
	2016	2015
Reconciliation of net earnings to FFO:
Net income attributable to common stockholders	$43,782	$123,583
Add (deduct) NAREIT-defined adjustments:
Depreciation and amortization expense	19,835	20,815
Gain on disposition of real property	(41,400)	(128,667)
Impairment of real estate property	587	1,400
Noncontrolling interests’ share of net income	4,456	8,618
Noncontrolling interests’ share of FFO	(3,080)	(1,808)
FFO attributable to common shares-basic	24,180	23,941
FFO attributable to dilutive OP Units	1,878	1,662
FFO attributable to common shares-diluted	$26,058	$25,603
FFO per share-basic and diluted	$0.15	$0.13
Weighted average number of shares outstanding
Basic	163,954	179,317
Diluted	176,690	191,766

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

Our Company-Defined FFO is derived by adjusting FFO for the following items: acquisition-related expenses, gains and losses associated with extinguishment of debt and financing commitments, and gains and losses on derivatives. Historically, management has also adjusted FFO for certain other adjustments that did not occur in any of the periods presented, and are further described in Item 7 of Part 1 of our Annual Report on Form 10-K filed with the Commission on March 3, 2016, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—How We Measure Our Performance.” Management’s evaluation of our future operating performance excludes the items set forth above based on the following economic considerations:

Acquisition-related expenses — For GAAP purposes, we record expenses associated with efforts to acquire real properties, including efforts related to acquisition opportunities that are not ultimately completed,  to earnings. We believe by excluding acquisition-related expenses, Company-Defined FFO provides useful supplemental information for management and investors when evaluating the sustainability of our operating performance, because these types of expenses are directly correlated to our investment activity rather than our ongoing operating activity.

Gains and losses on extinguishment of debt and financing commitments — Gains and losses on extinguishment of debt and financing commitments represent gains and losses incurred as a result of the early retirement of debt obligations and breakage costs and fees incurred related to certain of our derivatives and other financing commitments. Such gains and losses may be due to dispositions of assets or the repayment of debt prior to its contractual maturity. Our management believes that any such gains and losses are not related to our ongoing operations. Accordingly, we believe by excluding gains and losses on extinguishment of debt and financing commitments, Company-Defined FFO provides useful supplemental information for management and investors when evaluating the sustainability of our operating performance.

Unrealized gains and losses on derivatives — Unrealized gains and losses on derivatives represent the gains or losses on the fair value of derivative instruments due to hedge ineffectiveness. As these unrealized gains or losses relate to underlying long-term assets and liabilities, where we are not speculating or trading assets, our management believes that any such unrealized gains or losses are not reflective of our ongoing operations. Accordingly, we believe by excluding unrealized gains or losses on derivatives, Company-Defined FFO provides useful supplemental information for management and investors when evaluating the sustainability of our operating performance.

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

The following unaudited table presents a reconciliation of Company-Defined FFO to FFO for the three months ended March 31, 2016 and 2015 (amounts in thousands, except per share information):

	For the Three Months Ended
	March 31,
	2016	2015
Reconciliation of FFO to Company-Defined FFO:
FFO attributable to common shares-basic	$24,180	$23,941
Add (deduct) our adjustments:
Acquisition-related expenses	51	425
(Gain) loss on extinguishment of debt and financing commitments	(5,136)	896
Loss on derivatives	—	11
Noncontrolling interests’ share of NAREIT-defined FFO	3,080	1,808
Noncontrolling interests’ share of Company-Defined FFO	(1,754)	(1,894)
Company-Defined FFO attributable to common shares-basic	20,421	25,187
Company-Defined FFO attributable to dilutive OP Units	1,586	1,749
Company-Defined FFO attributable to common shares-diluted	$22,007	$26,936
Company-Defined FFO per share-basic and diluted	$0.12	$0.14
Weighted average number of shares outstanding
Basic	163,954	179,317
Diluted	176,690	191,766

Limitations of FFO and Company-Defined FFO

FFO (both NAREIT-defined and Company-Defined) is presented herein as a supplemental financial measure and has inherent limitations. We do not use FFO or Company-Defined FFO as, nor should they be considered to be, an alternative to net income (loss) computed under GAAP as an indicator of our operating performance, or as an alternative to cash from operating activities computed under GAAP, or as an indicator of liquidity or our ability to fund our short or long-term cash requirements, including distributions to stockholders. Management uses FFO and Company-Defined FFO as indications of our future operating performance and as a guide to making decisions about future investments. Our FFO and Company-Defined FFO calculations do not present, nor do we intend them to present, a complete picture of our financial condition and operating performance. In addition, other REITs may define FFO and an adjusted FFO metric differently and choose to treat acquisition-related expenses and potentially other accounting line items in a manner different from us due to specific differences in investment strategy or for other reasons; therefore, comparisons with other REITs may not be meaningful. Our Company-Defined FFO calculation is limited by its exclusion of certain items previously discussed, but we continuously evaluate our investment portfolio and the usefulness of our Company-Defined FFO measure in relation thereto. We believe that net income (loss) computed under GAAP remains the primary measure of performance and that FFO or Company-Defined FFO are only meaningful when they are used in conjunction with net income (loss) computed under GAAP. Further, we believe that our condensed consolidated financial statements, prepared in accordance with GAAP, provide the most meaningful picture of our financial condition and operating performance.

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

FFO and Company-Defined FFO may not be useful performance measures as a result of the various adjustments made to net income (loss) for the charges described above to derive such performance measures. Specifically, we intend to operate as a perpetual-life vehicle and, as such, it is likely for our operating results to be negatively affected by certain of these charges in the future, specifically acquisition-related expenses, as it is currently contemplated as part of our business plan to acquire additional investment properties which would result in additional acquisition-related expenses. Any change in our operational structure would cause the non-GAAP measure to be re-evaluated as to the relevance of any adjustments included in the non-GAAP measure. As a result, we caution investors against using FFO or Company-Defined FFO to determine a price to earnings ratio or yield relative to our NAV.

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

Net Operating Income (“NOI”)

We also use NOI as a supplemental financial performance measure because NOI reflects the specific operating performance of our real properties and debt related investments and excludes certain items that are not considered to be controllable in connection with the management of each property, such as other-than-temporary impairment, losses related to provisions for losses on debt related investments, gains or losses on derivatives, acquisition-related expenses, gains and losses on extinguishment of debt and financing commitments, interest income, depreciation and amortization, general and administrative expenses, advisory fees, interest expense and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our operating financial performance as a whole, since it does exclude such items that could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. We present NOI in the tables below, and include a reconciliation to GAAP in Note 11 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Our Operating Results

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Our results of rental activities are presented in two groups: (i) all operating properties that we acquired prior to January 1, 2015 and owned through March 31, 2016 (the “Same Store Portfolio”), providing meaningful comparisons for the three months ended March 31, 2016 and the three months ended March 31, 2015, and (ii) all other operating properties, which were acquired or disposed during the same period (the “Non-Same Store Portfolio”). The Same Store Portfolio includes 49 properties, comprising approximately 7.9 million square feet. The following table illustrates the changes in rental revenues, rental expenses, debt-related investment income, and net operating income for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 (dollar amounts in thousands).

	For the Three Months Ended March 31,
	2016	2015	$ Change	% Change
Revenue
Base rental revenue - Same Store Portfolio (1)	$35,413	$35,185	$228	1%
Average % leased	89.1%	91.4%	-2.3%	-2%
Other rental revenue - Same Store Portfolio	6,852	10,557	(3,705)	-35%
Total rental revenue - Same Store Portfolio	42,265	45,742	(3,477)	-8%
Rental revenue - Non-Same Store Portfolio (2)	13,279	13,637	(358)	-3%
Total rental revenue	$55,544	$59,379	$(3,835)	-6%
Rental Expenses
Same Store Portfolio	$11,953	$13,402	$(1,449)	-11%
Non-Same Store Portfolio	4,365	1,727	2,638	153%
Total rental expenses	$16,318	$15,129	$1,189	8%
Net Operating Income
Real property - Same Store Portfolio	$30,312	$32,340	$(2,028)	-6%
Real property - Non-Same Store Portfolio (2)	8,914	11,910	(2,996)	-25%
Total net operating income (3)	$39,226	$44,250	$(5,024)	-11%

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

(2)

Our same store NOI includes certain non-cash GAAP adjustments for rental revenue for straight line rent and amortization of above market lease assets and below market lease liabilities that caused a (decrease) or increase to GAAP NOI of approximately ($571,000) and $32,000 for the three months ended March 31, 2016 and 2015, respectively.

(3)

For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “—How We Measure Our Operating Performance—Net Operating Income (“NOI”)” above. See also Note 11 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Net Operating Income

Base Rental Revenue - Same Store

The table below presents the factors contributing to the increase in our same store base rental revenue for the three months ended March 31, 2016 and 2015 (dollar amounts other than annualized base rent per square foot in thousands):

Same Store Portfolio	Base Rent for the Three Months Ended March 31,			Average % Leased for the Three Months Ended March 31,		Annualized Base Rent per Square Foot for the Three Months Ended March 31 (1),
	2016	2015	$ Change	2016	2015	2016	2015
Office	$21,471	$21,686	$(215)	89.7%	96.1%	$34.31	$32.35
Industrial	1,339	1,294	45	80.4%	80.3%	3.49	3.38
Retail	12,603	12,205	398	93.8%	93.9%	16.94	16.39
Total base rental revenue - same store	$35,413	$35,185	$228	89.1%	91.4%	$20.20	$19.57

__________________

(1)	Represents contractual base rent and does not include the impact of tenant concessions, such as free rent and tenant reimbursements.

Base rental revenue in our same store portfolio increased for the three months ended March 31, 2016, compared to the same period in 2015, primarily due to an increase in average base rent per square foot, partially offset by (i) a decrease in the average leased square feet for the three months ended March 31, 2016 driven primarily by the vacancy of a 178,000 square feet single tenant office property in March 2015 located in the Washington, DC market, compared to the same period in 2015, and (ii) rent concessions that we granted to our tenants since March 31, 2015.

Other Rental Revenue - Same Store

Same store other rental revenue decreased for the three months ended March 31, 2016, compared to the same period in 2015, primarily due to (i)  a $1.4 million lease termination payment related to a tenant in our retail portfolio that we received during the three months ended March 31, 2015, (ii) a $1.8 million decrease in recoverable revenue due to a decrease in snow removal costs incurred by properties in our Greater Boston market due to a more normal winter, (iii) a decrease in below market rent adjustment due to lease expirations since March 31, 2015, and (iv) a decrease in our straight line rent adjustment within our same store portfolio due to rent increases.

Rental Expenses - Same Store

The table below presents the amounts recorded and changes in rental expense of our same store portfolio for the three months ended March 31, 2016 and 2015 (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2016	2015	$ Change	% Change
Real estate taxes	$4,696	$4,530	$166	3.7%
Repairs and maintenance	3,334	5,079	(1,745)	-34.4%
Utilities	1,687	1,749	(62)	-3.5%
Property management fees	923	879	44	5.0%
Insurance	270	296	(26)	-8.8%
Other	1,043	869	174	20.0%
Total same store rental expense	$11,953	$13,402	$(1,449)	-10.8%

The decrease in repairs and maintenance expenses of the Same Store Portfolio for the three months ended March 31, 2016, compared to the same period in 2015, is primarily attributable to a decrease in snow removal costs incurred by properties in our Greater Boston market.

Real Property – Non-Same Store Portfolio

The decrease in rental revenue and NOI in our Non-Same Store Portfolio resulted from our disposition of three and 17 real properties during 2016 and 2015, respectively, partially offset by acquisitions of eight real properties during 2015. See our discussion under “—Significant Transactions During the Three Months Ended March 31, 2016—Investment Activity” for further discussion of our disposition activities.

Debt Related Income

Debt related income decreased for the three months ended March 31, 2016, compared to the same period in 2015. The decrease is primarily attributable to the repayments of debt related investments of approximately $81.5 million during 2015, partially offset by the investment of approximately $3.7 million in debt related investments in the same period.

Other Operating Expenses

Real Estate Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $980,000, or 5%, for the three months ended March 31, 2016, compared to the same period in 2015, primarily due to our disposition of real properties during 2015.

Advisory Fees

The decrease in advisory fees primarily resulted from the common stock redemptions pursuant to our self-tender offerings in 2015. See Note 9 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of all fees and reimbursements that we paid to our Advisor during the three months ended March 31, 2016 and 2015.

Impairment of Real Estate Property

During the three months ended March 31, 2016, we recorded a $587,000 impairment charge related to 40 Boulevard, a consolidated office property located in the Chicago, IL market, which we acquired in January 2007 and we held through a joint venture in which we are not the managing partner (“40 Boulevard”). We had an 80% ownership interest in 40 Boulevard. We sold 40 Boulevard in March 2016. Prior to the disposition, the net book value of 40 Boulevard exceeded the contract sales price less the cost to sell by approximately $587,000. Accordingly, we recorded an impairment to reduce the net book value of the property to our estimate of its fair value less the cost to sell.

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

Other Income (Expenses)

Interest Expense

Interest expense decreased for the three months ended March 31, 2016, compared to the same period in 2015, primarily due to lower average mortgage note borrowings during the three months ended March 31, 2016, and the full repayment of our other secured borrowings and financing obligations during 2015. The following table further describes our interest expense by debt obligation, and includes amortization of deferred financing costs, amortization related to our derivatives, and amortization of discounts and premiums for the three months ended March 31, 2016 and 2015 (amounts in thousands):

	For the Three Months Ended March 31,
Debt Obligation	2016	2015
Mortgage notes	$6,846	$10,600
Unsecured borrowings	4,115	2,809
Other secured borrowings	—	318
Financing obligations	—	254
Total interest expense	$10,961	$13,981

Gain (Loss) on Extinguishment of Debt and Financing Commitments

During the three months ended March 31, 2016 and March 31, 2015, we had a gain of approximately $5.1 million and a loss of approximately $896,000 on extinguishment of debt and financing commitments, respectively. The gain in 2016 resulted from the extinguishment of a $5.1 million contingently payable mortgage note that was not ultimately required to be repaid. The loss in 2015 primarily resulted from deferred financing costs written off due to the amendment and restatement of our credit facility on January 13, 2015. See Note 5 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information regarding our repayment of mortgage notes during the three months ended March 31, 2016 and the recast of our credit facility during the three months ended March 31, 2015.

Gain on Sale of Real Property

During the three months ended March 31, 2016 and 2015, we recorded gain on sale of real property of approximately $41.4 million and $128.7 million, respectively. For a detailed discussion of the real properties we disposed of during the three months ended March 31, 2016 and 2015, see Note 3 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Liquidity Outlook

We believe our existing cash balance, our available credit under our revolving credit facilities, cash from operations, additional proceeds from our public offerings, proceeds from the sale of existing investments, and prospective debt or equity issuances will be sufficient to meet our liquidity and capital needs for the foreseeable future, including the next 12 months. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, distribution payments, debt service payments, including debt maturities of approximately $253.9 million, of which approximately $106.3 million are subject to extension options beyond March 31, 2017, redemption payments, issuer tender offers, and acquisitions of real property and debt related investments. Subsequent to March 31, 2016, we repaid approximately $79.4 million of debt that was scheduled to mature over the next 12 months. Borrowings that are subject to extension options are also subject to certain lender covenants and restrictions that we must meet to extend the initial maturity date. We currently believe that we will qualify for these extension options. However, we cannot guarantee that we will meet the requirements to extend the notes upon initial maturity. In the event that we do not qualify to extend the notes, we expect to repay them with proceeds from new borrowings or available proceeds from our revolving credit facility.

In order to maintain a reasonable level of liquidity for redemptions of Class A, Class W and Class I shares pursuant to our Second Amended and Restated Class A, W and I Share Redemption Program (the “Class AWI SRP”), we intend to generally maintain under normal circumstances the following aggregate allocation to sources of liquidity, which include liquid assets and capacity under our borrowing facilities: (1) 10% of the aggregate NAV of our outstanding Class A, Class W and Class I shares up to $1 billion of collective Class A, Class W and Class I share NAV, and (2) 5% of the aggregate NAV of our outstanding Class A, Class W and Class I shares in excess of $1 billion of collective Class A, Class W and Class I share NAV. However, as set forth in the Class AWI SRP, no assurance can be given that we will maintain this allocation to liquid assets. Our board of directors has the right to modify, suspend or terminate our Class AWI SRP if it deems such action to be in the best interest of our stockholders. As of March 31, 2016, the aggregate NAV of our outstanding Class A, Class W and Class I shares was approximately $203.1 million.

We calculate our leverage for reporting purposes as our total borrowings, calculated on a GAAP basis, divided by the fair value of our real property and debt related investments. Based on this methodology, as of March 31, 2016, our leverage was 42.2%.  There are other methods of calculating our overall leverage ratio that may differ from this methodology, such as the methodology used in determining our compliance with corporate borrowing covenants.

As of March 31, 2016, we had approximately $11.7 million of cash and cash equivalents compared to $15.8 million as of December 31, 2015. The following discussion summarizes the sources and uses of our cash during the three months ended March 31, 2016.

Operating Activities

Net cash provided by operating activities decreased by approximately $10.3 million to approximately $15.2 million for the three months ended March 31, 2016 from approximately $25.6 million for the same period in 2015. The decrease is primarily due to (i) a decrease in NOI as discussed previously under “Our Operating Results”, (ii) a decrease in payments received from our debt related investments due to repayments of debt related investments during 2015, and (iii) unfavorable changes in working capital including a  $2.5 million increase in payments made for property taxes primarily resulting from our acquisitions of two real properties located in the Austin, TX market during 2015, and a $895,000 increase in payments made for our performance-based fees to our Advisor as a result of an increase in our total weighted average return to 9.4% in 2015 from 8.6% in 2014.

Lease Expirations

Our primary source of funding for our property-level operating expenses and debt service payments is rent collected pursuant to our tenant leases. Our operating portfolio was approximately 90.2% leased as of March 31, 2016, compared to approximately 89.5% as of March 31, 2015. Our properties are generally leased to tenants for terms ranging from three to ten years. As of March 31, 2016,  the weighted average remaining term of our leases was approximately 4.2 years, based on annualized base rent, and 4.6 years, based on leased square footage. The following is a schedule of expiring leases for our consolidated operating properties by annualized base rent and square footage as of March 31, 2016 and assuming no exercise of lease renewal options (dollar amounts and square footage in thousands):

	Lease Expirations
Year (1)	Number of Leases Expiring	Annualized Base Rent (2)%		Square Feet	%
2016 (3)	70	$4,436	2.7%	277	3.3%
2017	89	43,655	26.3%	1,389	16.7%
2018	118	12,989	7.8%	638	7.5%
2019	101	24,334	14.6%	1,208	14.5%
2020	105	23,521	14.2%	1,193	14.3%
2021	55	16,670	10.0%	1,598	19.2%
2022	30	9,040	5.4%	507	6.1%
2023	33	15,772	9.5%	641	7.7%
2024	23	4,826	2.9%	322	3.9%
2025	14	3,529	2.1%	191	2.3%
Thereafter	25	7,437	4.5%	375	4.5%
Total	663	$166,209	100.0%	8,339	100.0%

__________________

(1)

The lease expiration year does not include the consideration of any renewal or extension options. Also, the lease expiration year is based on noncancellable lease terms and does not extend beyond any early termination rights that the tenant may have under the lease.

(2)	Annualized base rent represents the annualized monthly base rent of leases executed as of March 31, 2016.
(3)	Represents the number of leases expiring and annualized base rent for the remainder of 2016. Includes 10 leases with annualized base rent of approximately $251,000 that are on a month-to-month basis.

Our two most significant leases, together comprising approximately 25.4% of our annualized base rent as of March 31, 2016, will expire between January 2017 and September 2017. One of these leases includes 10 subleases comprising approximately 4.7% of our annualized base rent as of March 31, 2016, which are scheduled to expire between September 2020 and May 2026.  Based on market information as of March 31, 2016, we have obtained third-party estimates that current market rental rates, on a weighted-average basis utilizing annualized base rent as of March 31, 2016, are approximately 15% lower than our in-place leases. Accordingly, if market rents do not increase significantly, replicating the cash flows from these leases would be very difficult. When the leases expire we may be forced to lower the rental rates or offer other concessions in order to attract new tenants. In addition, we could be required to expend substantial funds to construct new tenant improvements in the vacated space.

During the three months ended March 31, 2016, we signed new leases for approximately 24,000 square feet and renewal leases for approximately 51,000 square feet. Tenant improvements and leasing commissions related to these leases were approximately $1.4 million and $490,000, respectively, or $17.97 and $6.47 per square foot, respectively. Of the leases described above, approximately 50,000 square feet were considered comparable leases related to which we realized average straight line rent growth of 41.7%, and tenant improvements and incentives of approximately $24.37 per square foot. Comparable leases comprise leases for which prior leases were in place for the same suite within 12 months of executing the new lease.

Investing Activities

Net cash provided by investing activities decreased approximately $70.9 million to approximately $168.5 million for the three months ended March 31, 2016 from $239.4 million for the same period in 2015. The decrease is primarily due to (i) a $135.3 million decrease in proceeds from disposition of real properties, (ii) a $4.5 million decrease in principal collections on debt related investments, and (iii) a $4.4 million increase in capital expenditures in real property, partially offset by a $69.0 million decrease in cash paid to acquire operating properties.

Financing Activities

Net cash used in financing activities decreased approximately $81.4 million to approximately $187.8 million for the three months ended March 31, 2016 from $269.2 million for the same period in 2015. The decrease is primarily due to (i) a $79.0 million decrease in net repayments of our unsecured borrowings, (ii) a $53.3 million decrease in cash paid for defeasance of mortgage note borrowings, partially offset by (i) a $35.2 million increase in cash paid for mortgage note repayments, and (ii) a $22.3 million increase in cash paid for redemption of common shares primarily due to the repurchase of our common shares pursuant to a self-tender offer.

During the three months ended March 31, 2016 and 2015, we raised approximately $10.1 million and $6.6 million in proceeds from the sale of Class A, W, and I shares, respectively, including approximately $1.3 million and  $619,000 under the distribution reinvestment plan, respectively. We have offered and will continue to offer Class E shares of common stock through the Class E DRIP Offering. The amount raised under the Class E DRIP Offering decreased by approximately $831,000 to approximately $3.8 million for the three months ended March 31, 2016, from approximately  $4.6 million for the same period in 2015. In addition, during the three months ended March 31, 2015, we raised approximately $7.3 million from OP Units issued in a real estate transaction.

Debt Maturities

Ten of our mortgage notes with an aggregate outstanding balance as of March 31, 2016 of approximately $414.7 million have initial maturities before January 1, 2018. Of these borrowings, one mortgage note with an outstanding balance of approximately $106.3 million as of March 31, 2016 has extension options beyond December 31, 2017. These extension options are subject to certain lender covenants and restrictions that we must meet to extend the maturity date. We currently believe that we will qualify for our extension options. However, we cannot guarantee that we will meet the requirements to extend the notes upon initial maturity. In the event that we do not qualify to extend the notes, we expect to repay them with proceeds from new borrowings or available proceeds from our revolving credit facility.

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

Certain payments made during the three months ended March 31, 2016 related to expenses that were accrued for in 2015 such as (i) annual property tax payments, particularly related to properties located in the state of Texas, (ii) the performance based fee paid to our Advisor for our 2015 total shareholder return and (iii) annual bonus compensation payments. As a result, our total distributions exceeded our cash flows from operations for the three months ended March 31, 2016 by approximately $755,000. However, for the twelve month period ending March 31, 2016, we generated approximately $95.2 million of cash flows from operations which fully funded our total distributions of approximately $66.8 million by more than $28.4 million.

The following table sets forth the amounts and sources of distributions declared for the three months ended March 31, 2016  and 2015 (dollar amounts in thousands):

	For the Three Months Ended
Distributions:	March 31, 2016	% of Total Distributions	March 31, 2015	% of Total Distributions
Common stock distributions paid in cash	$9,556	59.8%	$10,753	62.3%
Other cash distributions (1)	1,314	8.2%	1,184	6.9%
Total cash distributions	$10,870	68.1%	$11,937	69.2%
Common stock distributions reinvested in common shares	5,099	31.9%	5,325	30.8%
Total distributions	$15,969	100.0%	$17,262	100.0%
Sources of distributions:
Cash flow from operations (2)	$15,214	95.3%	$17,262	100.0%
Cash on hand (3)	755	4.7%	—	0.0%
Financial performance metric:
NAREIT-defined FFO (4)	$26,058	163.2%	$25,603	148.3%

__________________

(1)

Other cash distributions include (i) distributions declared for OP Units for the respective period, (ii) regular distributions made during the period to our joint venture partners that are noncontrolling interest holders, which exclude distributions of disposition proceeds related to properties sold by the joint ventures, (iii) dealer manager and distribution fees we pay to our dealer manager with respect to the Class A, Class W and Class I shares, and (iv) dividend equivalents declared during the period to the unvested restricted stock units granted by the Company to our Advisor.

(2)

Expenses associated with the acquisition of real property are recorded to earnings and as a deduction to our cash from operations. We incurred acquisition-related expenses of approximately $51,000 and $425,000 during the three months ended March 31, 2016 and 2015, respectively.

(3)

Our long-term strategy is to fund the payment of quarterly distributions to investors entirely from our operations. There can be no assurance that we will achieve this strategy. In periods where cash flows from operations are not sufficient to fund distributions, we fund any shortfall with cash on hand or proceeds from borrowings.

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

Redemptions

Below is a summary of Class E common stock repurchases pursuant to our self-tender offers and repurchases pursuant to our Class E Share Redemption Program (the “Class E SRP”) for each of the last four quarterly periods (number of shares in thousands).

For the Quarter Ended:	Number of Class E Shares Requested for Redemption or Purchase	Number of Class E Shares Redeemed or Purchased	Percentage of Class E Shares Requested for Redemption Redeemed or for Purchase Purchased	Price Paid per Share
June 30, 2015
Class E SRP – Ordinary Redemptions	20,031	4,379	21.9%	$7.38
Class E SRP – Death or Disability Redemptions	626	626	100.0%	7.38
Total / Average	20,657	5,005	24.2%	7.38
September 30, 2015
Class E SRP – Ordinary Redemptions	12,456	1,393	11.2%	7.42
Class E SRP – Death or Disability Redemptions	452	452	100.0%	7.42
Self-Tender Offer Purchases (1)	17,153	17,153	100.0%	7.25
Total / Average	30,061	18,998	63.2%	7.27
December 31, 2015
Self-Tender Offer Purchases (2)	20,758	2,707	13.0%	7.39
Total / Average	20,758	2,707	13.0%	7.39
March 31, 2016
Class E SRP – Death or Disability Redemptions	460	460	100.0%	7.43
Self-Tender Offer Purchases (2)	13,660	4,058	29.7%	7.39
Total / Average	14,120	4,518	32.0%	7.39
Average	21,399	7,807	36.5%	$7.31

__________________

(1)

Amounts represent Class E shares properly tendered and not properly withdrawn at or below the final purchase price of $7.25 per share of a modified “Dutch auction” tender offer, which we completed on August 12, 2015. An additional 6,863 Class E shares were submitted for redemption at prices higher than the final purchase price, and were therefore not properly tendered.

(2)	Amounts represent Class E shares purchased pursuant to self-tender offers, which we completed on December 23, 2015 and March 14, 2016.

Additionally, during the first quarter of 2016,  we satisfied 100% of redemption requests received pursuant to our Class AWI SRP; we redeemed approximately 175,000 Class I shares for a weighted average price of approximately $7.42 per share, approximately 5,000 Class W shares for a weighted average price of approximately $7.42 per share, and approximately 1,000 Class A shares for a weighted average price of approximately $7.43 per share. See “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q for more information regarding redemptions of shares during the three months ended March 31, 2016.

Subsequent Events

The following dispositions and financing transactions occurred subsequent to March 31, 2016.

Self-Tender

On May 6, 2016, we commenced a self-tender offer to purchase for cash up to $30 million of our Class E shares, subject to our ability to increase the number of shares accepted for payment in the offer by up to but not more than 2% of our outstanding Class E shares (resulting in a commensurate increase in the dollar volume by up to approximately $19.5 million, without amending or extending the offer in accordance with rules promulgated by the Commission, at a purchase price of $7.31 per share, net to the seller in cash, less any applicable withholding taxes and without interest. The offer was made upon the terms and subject to the conditions set forth in the Offer to Purchase, dated May 6, 2016, and in the related Letter of Transmittal, filed with the Commission on Schedule TO on May 6, 2016. The offer will expire at 5:00 p.m. Central Time, on Monday, June 14, 2016.

Repayments of Mortgage Notes

Subsequent to March 31, 2016, we repaid two mortgage note borrowings in full prior to their scheduled maturities within the open prepayment period using proceeds from our revolving credit facility. The following table describes our repayment of mortgage note borrowings subsequent to March 31, 2016 (dollar amounts in thousands):

Debt Obligation	Repayment Date	Balance as of March 31, 2016	Stated Interest Rate	Contractual Maturity Date	Collateral Type	Collateral Market
655 Montgomery	4/11/2016	$55,905	6.01%	06/11/16	Office Property	San Francisco, CA
Jay Street	4/11/2016	23,500	6.05%	07/11/16	Office Property	Silicon Valley, CA
Total/weighted average		$79,405	6.02%

Borrowing Under Mortgage Note

On April 13, 2016, we received proceeds from a new mortgage note borrowing of approximately $33.0 million subject to an interest rate spread of 1.60% over one-month LIBOR, which matures in March 2023. We have effectively fixed the interest rate of the borrowing using interest rate swaps at 3.051% for the term of the borrowing. The mortgage note will be non-amortizing for the first two years and will be amortizing on a 30-year amortization schedule thereafter. The mortgage note is secured by an office property in the Dallas, TX market.

Managed Offering

On May 11, 2016, we notified the Dealer Manager that we would pay a primary dealer fee in the amount of up to 5.0% of the gross proceeds raised from the sale of Class I shares in the primary portion of our ongoing offering of Class A, Class W and Class I shares from May 11, 2016 through June 30, 2016 (the “Managed Offering Term”), but only with respect to sales made by participating broker-dealers that we specifically approved as being eligible (“Primary Dealers”). We have approved three participating broker-dealers as being eligible to participate, generally through selected dealer agreements entered into between the Primary Dealers and the Dealer Manager. In addition, we, the Dealer Manager and our Advisor entered into a new selected dealer agreement (the “Managed Offering Selected Dealer Agreement”) with one of the three approved Primary Dealers, Raymond James & Associates, Inc. (“Raymond James”), pursuant to which Raymond James will use its best efforts to sell Class I shares in transactions entitling it to primary dealer fees during the Managed Offering Term. Pursuant to this agreement, Raymond James may sell Class I shares in the primary portion of the offering up to $50 million in total gross proceeds, provided that we may unilaterally elect to increase the limit up to $100 million. During the Managed Offering Term, we may allow other participating broker-dealers to join as Primary Dealers eligible to receive primary dealer fees. We conducted three distinct similar “managed offerings” in 2013, 2014, and 2015 in which we raised approximately $27.1 million, $44.0 million and $50.8 million, respectively.

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

As of March 31, 2016, the fair value of our fixed-rate borrowings was $520.5 million and the carrying value of our fixed-rate borrowings was $512.8 million. The fair value estimate of our fixed-rate borrowings was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of March 31, 2016. As we expect to hold our fixed-rate borrowings to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed-rate borrowings, would have a significant impact on our operations.

As of March 31, 2016, we had approximately $32.0 million of unhedged floating-rate borrowings outstanding indexed to the interest rate publicly announced by Bank of America as its “prime rate”. If the prime rate relevant to our floating-rate borrowings were to increase 10%, we estimate that our quarterly interest expense would increase by approximately $28,000 based on our outstanding floating-rate debt as of March 31, 2016.

As of March 31, 2016, we had interest rate swap agreements with approximately $7.1 million in excess of our outstanding borrowings under our line of credit and term loans. We are obligated to pay our counterparties under these swap agreements regardless of the level of our unsecured borrowings. If the LIBOR rates relevant to these unused swap agreements were to decrease 10%, we estimate that our quarterly payments under these swap agreements would increase by a negligible amount based on our outstanding borrowings under our line of credit and term loans as of March 31, 2016.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Please see the risk factors discussed in Item 1A of Part I of our Annual Report on Form 10-K filed with the Commission on March 3, 2016. The following risk factors update and supplement these previously disclosed risk factors under the same heading in our Annual Report on Form 10-K.

We may default on our derivative obligations if we default on the indebtedness underlying such obligations.

We have agreements with certain of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. We also have agreements with certain other derivative counterparties that contain a provision whereby if we default on any of our indebtedness held by our Operating Partnership, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. If we are declared in default under the terms of a derivative contract, the counterparty would have the right to terminate all outstanding derivative transactions between us and that counterparty and settle them based on their net market value or replacement cost. As of March 31, 2016, the fair value of derivatives in a net liability position, which included accrued interest but excluded any credit valuation adjustments related to these agreements, was approximately $13.2 million. If we had breached any of these provisions at March 31, 2016, we could have been required to settle our obligations under the agreements at their termination value of $13.2 million.

Our business could suffer in the event our Advisor, the Dealer Manager, our transfer agent or any other party that provides us with services essential to our operations experiences system failures or other cyber incidents or a deficiency in cybersecurity.

Our Advisor, the Dealer Manager, our transfer agent and other parties that provide us with services essential to our operations are vulnerable to service interruptions or damages from any number of sources, including computer viruses, malware, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that may include, but is not limited to, gaining unauthorized access to systems to disrupt operations, corrupt data, steal assets or misappropriate Company funds and/or confidential information, including, for example, confidential information regarding our stockholders. As reliance on technology in our industry has increased, so have the risks posed to our systems, both internal and those we have outsourced. In addition, the risk of cyber incidents has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Cyber incidents may be carried out by third parties or insiders, including by computer hackers, foreign governments and cyber terrorists, using techniques that range from highly sophisticated efforts to more traditional intelligence gathering and social engineering aimed at obtaining information. The remediation costs and lost revenues experienced by a victim of a cyber incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. There also may be liability for any stolen assets or misappropriated Company funds or confidential information. Any material adverse effect experienced by our Advisor, the Dealer Manager, our transfer agent and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.

The U.S. Department of Labor (“DOL”) has issued a final regulation revising the definition of “fiduciary” under ERISA and the Code, which may affect the marketing of investments in our shares.

On April 8, 2016, the Department of Labor issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Code. The final regulation broadens the definition of fiduciary and is accompanied by new and revised prohibited transaction exemptions relating to investments by IRAs and Benefit Plans. The final regulation and the related exemptions will become applicable for investment transactions on and after April 10, 2017, but generally should not apply to purchases of our shares before that date.  The final regulation and the accompanying exemptions are complex, and Plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this development.

A change in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.

Under current authoritative accounting guidance for leases, a lease is classified by a customer as a capital lease if the significant risks and rewards of ownership are considered to reside with the customer. Under capital lease accounting, both the leased asset and liability are reflected on the customer’s balance sheet. If the terms of the lease do not meet the criteria for a capital lease, the lease is considered an operating lease and no leased asset or contractual lease obligation is recorded on the customer’s balance sheet.  Accordingly, under the current accounting standards for leases, the entry into an operating lease with respect to real property can appear to enhance a customer’s reported financial condition or results of operations in comparison to the customer’s direct ownership of the property.

In order to address concerns raised by the Commission regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the FASB issued ASU 2016-02 on February 25, 2016, which substantially changes the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the customer’s balance sheet for all lease arrangements with terms greater than twelve months. In addition, ASU 2016-02 will impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the new lease accounting standards, customers may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms, which would generally have less impact on their balance sheets. Also, customers may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing our offering proceeds, or shorter lease terms, all of which may negatively impact our operations and our ability to pay distributions to our stockholders. The new leasing standard is effective on January 1, 2019, with early adoption permitted.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Redemption Program and Other Redemptions or Repurchases

As of March 31, 2016, no material changes had occurred to our Class E SRP or our separate Class AWI SRP as discussed in Item 5 of our Annual Report on Form 10-K filed with the Commission on March 3, 2016.

Pursuant to the Class E SRP as of March 31, 2016, on an ongoing basis, redemptions are only available for redemptions in connection with the death or disability of a stockholder. With respect to all other Class E stockholders, our board of directors evaluates each quarter whether to make liquidity available through our Class E SRP or through a tender offer process. Although no assurances can be made, our board of directors currently intends to make liquidity available to Class E stockholders each quarter (other than liquidity made available in the event of the death or disability of a stockholder through the Class E SRP) in an amount that is at least equal to the greater of (A) (i) funds received from the sale of Class E shares under our distribution reinvestment plan during such calendar quarter, plus (ii) 50% of the difference between (a) the proceeds (net of sales commissions) received by us from the sale of Class A, Class W and Class I shares in any public primary offering and under our distribution reinvestment plan during the most recently completed calendar quarter, and (b) the dollar amount used to redeem Class A, Class W and Class I shares during the most recently completed calendar quarter pursuant to the Class AWI SRP, less (iii) funds used for redemptions of Class E shares in the most recently completed quarter due to qualifying death or disability requests of a stockholder during such calendar quarter and (B) the amount that would result in repurchases or redemptions, during any consecutive twelve month period, at least equal to five percent of the number of Class E shares outstanding at the beginning of such twelve-month period (the “Class E Liquidity Amount”), regardless of whether such liquidity will be made available through the Class E SRP or a tender offer, and excluding liquidity made available in the event of the death or disability of a stockholder through the Class E SRP. Our board of directors may at any time decide to reduce or eliminate the Class E Liquidity Amount.

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

In aggregate, for the three months ended March 31, 2016, we redeemed (i) approximately 4.1 million Class E shares pursuant to a self-tender offer for approximately $30.0 million and (ii) approximately 642,000 shares of common stock pursuant to the Class E SRP and the Class AWI SRP for approximately $4.8 million, as described further in the table below (number of shares in thousands).

Period	Total Number of Shares Redeemed or Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
January 1 - January 31, 2016	28	$7.44	28	—
February 1 - February 29, 2016	494	7.43	494	—
March 1 - March 31, 2016 (2)	4,178	7.39	4,178	—
Total	4,700	$7.40	4,700	—

__________________

(1)

Redemptions and repurchases are limited under the Class E SRP and the Class AWI SRP as described above and pursuant to the terms of self-tender offers announced from time to time. We redeemed all Class A, W, and I shares that were requested to be redeemed during the three months ended March 31, 2016. As of March 31, 2016, we had capacity under the Class AWI SRP to redeem up to an aggregate of $16.9 million of Class A, W, and I shares. Pursuant to the Class AWI SRP, this capacity resets at the beginning of each quarter.

(2)

Number of shares represents (i) approximately 4.1 million Class E shares repurchased at $7.39 per share for an aggregate cost of approximately $30.0 million pursuant to a self-tender offer and (ii) approximately 119,000 shares redeemed pursuant to the Class E SRP and the Class AWI SRP, as discussed above.

Unregistered Issuance of Securities

Effective February 4, 2016, the Company granted 5,608 restricted shares of common stock to non-executive level employees of the Advisor and its affiliates for past and future services for the Company in a private transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

On February 4, 2016, the Advisor acquired 124,451 restricted stock units (“Company RSUs”) from the Company. Each Company RSU will, upon vesting, be settled in one share of the Company’s Class I common stock. The Company RSUs are subject to specified vesting and settlement provisions and, upon settlement in Class I shares of Company common stock, require offset of advisory fees and expenses otherwise payable from the Company to the Advisor based on a value of $7.41 per share (the net asset value per Class I share on February 4, 2016). In connection with this transaction, on February 4, 2016, the Advisor granted, in the aggregate, 124,451 restricted stock units (“Advisor RSUs”) to certain employees of the Advisor and its affiliates. Each Advisor RSU will, upon vesting, be settled in one share of the Company’s Class I common stock. The Advisor RSUs are subject to specified vesting and settlement provisions and, upon settlement in Class I shares of Company common stock, require offset of compensation otherwise payable from the Advisor to the applicable employee based on a value of $7.41 per share. The securities issued by the Company pursuant to this paragraph were issued in private transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

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
10.1

Restricted Stock Unit Agreement between the Company and Dividend Capital Total Advisors LLC, dated February 4, 2016 (relating to 124,451 restricted stock units), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 5, 2016

10.2

Ninth Amended and Restated Advisory Agreement, dated as of March 2, 2016, incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-197767, filed April 7, 2016

10.3

Fifth Amended and Restated Limited Partnership Agreement of Dividend Capital Total Realty Operating Partnership LP, dated as of March 2, 2016, incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-197767, filed April 7, 2016

10.4	Form of Trust Agreement, incorporated by reference to Exhibit 10.22 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-197767, filed April 7, 2016
10.5	Form of Master Lease, incorporated by reference to Exhibit 10.23 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-197767, filed April 7, 2016
10.6	Form of Guaranty, incorporated by reference to Exhibit 10.24 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-197767, filed April 7, 2016
10.7

Dealer Manager Agreement between Dividend Capital Exchange LLC and Dividend Capital Securities LLC dated March 2, 2016, and Form of Selected Dealer Agreement, incorporated by reference to Exhibit 10.25 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-197767, filed April 7, 2016

10.8	Selected Dealer Agreement with Raymond James & Associates, Inc., incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed May 11, 2016.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Consent of Altus Group U.S., Inc.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*

__________________

*    Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

Date: May 13, 2016	/s/ JEFFREY L. JOHNSON
Jeffrey L. Johnson Chief Executive Officer

Date: May 13, 2016	/s/ M. KIRK SCOTT
M. Kirk Scott Chief Financial Officer and Treasurer