Form 10-Q
period 2016-06-30
Dividend Capital Diversified Property Fund Inc.
filed 2016-08-12
CIK 1327978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of August 5, 2016, 126,508,749 unclassified shares of common stock (referred to as “Class E” shares), 1,901,422 shares of Class A common stock, 2,166,522 shares of Class W common stock, and 28,943,378 shares of Class I common stock of Dividend Capital Diversified Property Fund Inc., each with a par value $0.01 per share, were outstanding.

Dividend Capital Diversified Property Fund Inc.
Quarterly Report on Form 10-Q
For the Three and Six Months Ended June 30, 2016

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and footnoted information)

໿
໿

	As of
	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Investments in real property	$2,240,520	$2,380,174
Accumulated depreciation and amortization	(469,341)	(505,957)
Total net investments in real property	1,771,179	1,874,217
Debt related investments, net	15,469	15,722
Total net investments	1,786,648	1,889,939
Cash and cash equivalents	17,088	15,769
Restricted cash	17,219	18,394
Other assets, net	33,344	36,789
Total Assets	$1,854,299	$1,960,891
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses (1)	$37,978	$39,645
Mortgage notes	464,564	585,864
Unsecured borrowings	556,555	511,905
Intangible lease liabilities, net	62,909	63,874
Other liabilities	47,393	33,652
Total Liabilities	1,169,399	1,234,940
Equity:
Stockholders’ equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 159,543,936 and 164,124,057 shares issued and outstanding, as of June 30, 2016 and December 31, 2015, respectively (2)	1,595	1,641
Additional paid-in capital	1,430,673	1,470,859
Distributions in excess of earnings	(817,920)	(832,681)
Accumulated other comprehensive loss	(22,848)	(11,014)
Total stockholders’ equity	591,500	628,805
Noncontrolling interests	93,400	97,146
Total Equity	684,900	725,951
Total Liabilities and Equity	$1,854,299	$1,960,891

(1)
Includes approximately $2.4 million and $5.1 million that we owed to our Advisor and affiliates of our Advisor for services and reimbursement of certain expenses as of June 30, 2016 and December 31, 2015, respectively.

(2)	See Note 8 for the number of shares outstanding of each class of common stock as of June 30, 2016 and December 31, 2015.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and footnoted information)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
REVENUE:
Rental revenue	$52,702	$51,075	$108,246	$110,454
Debt related income	237	1,584	475	4,787
Total Revenue	52,939	52,659	108,721	115,241
EXPENSES:
Rental expense	15,632	13,407	31,950	28,536
Real estate depreciation and amortization expense	20,198	19,738	40,034	40,554
General and administrative expenses (1)	2,338	2,944	4,958	5,680
Advisory fees, related party	3,671	4,497	7,436	8,796
Acquisition-related expenses	474	358	525	783
Impairment of real estate property (2)	—	224	587	1,624
Total Operating Expenses	42,313	41,168	85,490	85,973
Other Income (Expenses):
Interest and other income	(69)	163	(11)	797
Interest expense	(10,422)	(11,275)	(21,383)	(25,256)
(Loss) gain on extinguishment of debt and financing commitments	—	(272)	5,136	(1,168)
Gain on sale of real property (3)	—	—	41,400	128,667
Net Income	135	107	48,373	132,308
Net income attributable to noncontrolling interests	(18)	(37)	(4,474)	(8,655)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$117	$70	$43,899	$123,653
NET INCOME PER BASIC AND DILUTED COMMON SHARE	$0.00	$0.00	$0.27	$0.68
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	161,209	183,157	162,581	181,247
Diluted	173,669	196,267	175,179	194,029
Distributions declared per common share	$0.0893	$0.0896	$0.1785	$0.1793

(1)
Includes approximately $1.6 million and $1.8 million of reimbursable expenses incurred by our Advisor and its affiliates during the three months ended June 30, 2016 and 2015, respectively, and approximately $3.5 million of reimbursable expenses incurred by our Advisor and its affiliates during the six months ended both June 30, 2016 and 2015.

(2)	Includes approximately $125,000 paid to our Advisor for advisory fees associated with the disposition of real properties during the three and six months ended June 30, 2015.

(3)
Includes approximately $1.8 million and $4.5 million paid to our Advisor for advisory fees associated with the disposition of real properties during the six months ended June 30, 2016 and 2015, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)
໿

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net Income	$135	$107	$48,373	$132,308
Other Comprehensive (Loss) Income:
Change from cash flow hedging derivatives	(3,703)	2,572	(12,781)	765
Comprehensive (loss) income	(3,568)	2,679	35,592	133,073
Comprehensive loss (income) attributable to noncontrolling interests	266	(206)	(3,527)	(8,705)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,302)	$2,473	$32,065	$124,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands)
໿

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Balances, December 31, 2015	164,124	$1,641	$1,470,859	$(832,681)	$(11,014)	$97,146	$725,951
Comprehensive income (loss):
Net income	—	—	—	43,899	—	4,474	48,373
Unrealized change from cash flow hedging derivatives	—	—	—	—	(11,861)	(920)	(12,781)
Common stock:
Issuance of common stock, net of offering costs	7,966	80	52,095	—	—	—	52,175
Issuance of common stock, stock-based compensation plans	32	—	306	—	—	—	306
Redemptions of common stock	(12,578)	(126)	(92,531)	—	—	—	(92,657)
Amortization of stock-based compensation	—	—	437	—	—	—	437
Distributions declared on common stock	—	—	—	(29,059)	—	—	(29,059)
Distributions on unvested Advisor RSUs	—	—	—	(79)	—	—	(79)
Noncontrolling interests:
Contributions of noncontrolling interests	—	—	—	—	—	2,426	2,426
Distributions declared to noncontrolling interests	—	—	—	—	—	(6,212)	(6,212)
Redemptions of noncontrolling interests	—	—	(493)	—	27	(3,514)	(3,980)
Balances, June 30, 2016	159,544	$1,595	$1,430,673	$(817,920)	$(22,848)	$93,400	$684,900
The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$48,373	$132,308
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate depreciation and amortization expense	40,034	40,554
Gain on disposition of real property	(41,400)	(128,667)
Impairment of real estate property	587	1,624
(Gain) loss on extinguishment of debt and financing commitments	(5,136)	1,168
Other adjustments to reconcile net income to net cash provided by operating activities	3,608	1,473
Changes in operating assets and liabilities	(2,705)	(592)
Net cash provided by operating activities	43,361	47,868
INVESTING ACTIVITIES:
Acquisition of real property	(65,861)	(132,221)
Capital expenditures in real property	(11,531)	(7,210)
Proceeds from disposition of real property	175,965	323,030
Principal collections on debt related investments	231	30,394
Other investing activities	(828)	(7,076)
Net cash provided by investing activities	97,976	206,917
FINANCING ACTIVITIES:
Mortgage note proceeds	32,100	—
Mortgage note principal repayments	(140,494)	(68,905)
Defeasance of mortgage note borrowings	—	(53,267)
Net proceeds from (repayments of) revolving line of credit borrowings	44,000	(75,000)
Term loan borrowing repayments	—	(20,000)
Other secured borrowing repayments	—	(25,796)
Redemption of common shares	(94,973)	(27,412)
Distributions on common stock	(19,381)	(21,180)
Proceeds from sale of common stock	49,005	62,138
Offering costs for issuance of common stock	(3,819)	(2,577)
Distributions to noncontrolling interest holders	(3,830)	(2,193)
Redemption of OP Unit holder interests	(3,573)	(918)
Other financing activities	947	(5,217)
Net cash used in financing activities	(140,018)	(240,327)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,319	14,458
CASH AND CASH EQUIVALENTS, beginning of period	15,769	14,461
CASH AND CASH EQUIVALENTS, end of period	$17,088	$28,919
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$20,501	$24,211
Supplemental Disclosure of Noncash Investing and Financing Activities:
Common stock issued pursuant to the distribution reinvestment plan	$10,192	$10,585
Issuances of OP Units for beneficial interests	$—	$7,324
Non-cash principal collection on debt related investments *	$—	$11,228
Non-cash disposition of real property *	$7,830	$128,008
Non-cash repayment of mortgage note and other secured borrowings *	$—	$139,236

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
Three and Six Months Ended June 30, 2016
(Unaudited)

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2016
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
We are the sole general partner of our Operating Partnership. In addition, we have contributed 100% of the proceeds received from our offerings of common stock to our Operating Partnership in exchange for partnership units (“OP Units”) representing our interest as a limited partner of our Operating Partnership. Our Operating Partnership qualifies as a variable interest entity for accounting purposes and substantially all of the assets of the Company are held by our Operating Partnership, which, subject to certain Operating Partnership and subsidiary level financing restrictions, can be used to settle its obligations. Creditors of certain liabilities of our Operating Partnership have recourse to the Company. Under our Operating Partnership, we have variable interest entities that are joint ventures in which we have real estate investments. The accompanying condensed consolidated balance sheets included approximately $50.0 million and $76.9 million, after accumulated depreciation and amortization, in net investments in real property in these consolidated variable interest entities as of June 30, 2016 and December 31, 2015, respectively. The accompanying condensed consolidated balance sheets include approximately $24.0 million and $50.1 million in mortgage notes in these consolidated variable interest entities as of June 30, 2016 and December 31, 2015, respectively.
As of June 30, 2016 and December 31, 2015, we owned approximately 92.9% and 92.8%, respectively, of the limited partnership interests in our Operating Partnership, and the remaining limited partnership interests in our Operating Partnership were owned by third-party investors. Our Operating Partnership has classes of OP Units that correspond to our four classes of common stock: Class E OP Units, Class A OP Units, Class W OP Units, and Class I OP Units. As of June 30, 2016 and December 31, 2015, our Operating Partnership had issued and outstanding approximately 12.3 million and 12.8 million Class E OP Units held by third party investors, respectively, which represent limited partnership interests issued in connection with its private placement offerings. As of June 30, 2016 and December 31, 2015, such Class E OP Units had a maximum approximate redemption value of $90.5 million and $95.6 million, respectively, based on the most recent selling price of our common stock pursuant to our primary offering.
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

On September 16, 2015, the Commission declared effective our Registration Statement on Form S-11 (Registration Number 333-197767) (the “Follow-On Registration Statement”). The Follow-On Registration Statement applies to the Company’s follow-on “best efforts” offering of up to $1,000,000,000 of the Company’s Class A, Class I and Class W shares of common stock, of which $750,000,000 of shares are expected to be offered to the public in a primary offering and $250,000,000 of shares are expected to be offered to stockholders of the Company pursuant to its distribution reinvestment plan (subject to the Company’s right to reallocate such amounts) (the “Follow-On Offering”). As of June 30, 2016, we had raised gross proceeds of approximately $65.0 million from the sale of approximately 8.8 million shares in the Follow-On Offering.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Statements
The accompanying interim condensed consolidated financial statements (herein referred to as “financial statements,” “balance sheets,” “statements of income,” “statements of comprehensive income,” “statement of equity,” or “statements of cash flows”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the Commission instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, these financial statements do not include all the information and disclosure required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of operating results for a full year. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Commission on March 3, 2016. There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2016 other than the updates described below.
Dealer Manager and Distribution Fees
We record a liability for dealer manager and distribution fees that we estimate that we may pay to Dividend Capital Securities LLC (our "Dealer Manager") in future periods for shares of our common stock sold pursuant to the Prior Offering and the Follow-On Offering with a corresponding reduction in proceeds received from the sale of our common stock. Accordingly, as of June 30, 2016, we recorded a liability for estimated future dealer manager and distribution fees of approximately $3.8 million. This liability included an immaterial amount related to shares issued prior to the three months ended June 30, 2016. See Note 9 for further discussion of our Dealer Manager and the dealer manager and distribution fees.
Reclassifications
Certain previously reported amounts have been reclassified to conform to the current period financial statement presentation. In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2015-03 (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance is effective for all reporting periods beginning after December 15, 2015 and requires retrospective application. As a result of adopting this guidance, we reclassified approximately $5.1 million and $1.2 million of net debt issuance costs to “unsecured borrowings” and “mortgage notes”, respectively, in the accompanying condensed consolidated balance sheet as of December 31, 2015. We recorded approximately $4.4 million and $1.4 million of net debt issuance costs into “unsecured borrowings” and “mortgage notes”, respectively, in the accompanying condensed consolidated balance sheet as of June 30, 2016.

New Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update 2016-13, which introduces a new model for recognizing credit losses for certain financial instruments, including loans, accounts receivable and debt securities. The new model requires an estimate of expected credit losses over the life of exposure to be recorded through the establishment of an allowance account, which is presented as an offset to the related financial asset. The expected credit loss is recorded upon the initial recognition of the financial asset. The guidance will be effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2019. Early application is permitted. The guidance will generally be adopted on a modified retrospective basis, with exceptions for certain types of financial assets. We do not anticipate the adoption will have a significant impact on our financial statements.
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

3. INVESTMENTS IN REAL PROPERTY
Currently, our consolidated investments in real property consist of investments in office, industrial and retail properties. The following tables summarize our consolidated investments in real property as of June 30, 2016 and December 31, 2015 (amounts in thousands):
໿

Real Property	Land	Building and Improvements	Intangible Lease Assets	Total Investment Amount	Intangible Lease Liabilities	Net Investment Amount
As of June 30, 2016:
Office	$173,876	$713,652	$248,254	$1,135,782	$(18,577)	$1,117,205
Industrial	9,572	68,238	16,436	94,246	(344)	93,902
Retail	295,935	599,951	114,606	1,010,492	(76,369)	934,123
Total gross book value	479,383	1,381,841	379,296	2,240,520	(95,290)	2,145,230
Accumulated depreciation/amortization	—	(196,444)	(272,897)	(469,341)	32,381	(436,960)
Total net book value	$479,383	$1,185,397	$106,399	$1,771,179	$(62,909)	$1,708,270
As of December 31, 2015:
Office	$203,889	$833,655	$310,629	$1,348,173	$(18,923)	$1,329,250
Industrial	9,572	65,307	16,436	91,315	(344)	90,971
Retail	260,761	570,700	109,225	940,686	(74,282)	866,404
Total gross book value	474,222	1,469,662	436,290	2,380,174	(93,549)	2,286,625
Accumulated depreciation/amortization	—	(208,281)	(297,676)	(505,957)	29,675	(476,282)
Total net book value	$474,222	$1,261,381	$138,614	$1,874,217	$(63,874)	$1,810,343
]]
]]
Acquisition
The following table summarizes our acquisition of real property during the six months ended June 30, 2016 (dollar amounts and square footage in thousands):

Real Property	Property Type	Market	Date of Acquisition	Acquired Ownership	Contract Price	Net Rentable Square Feet	Percent Leased
Suniland Shopping Center	Retail	South Florida	5/27/2016	100%	$66,500	82	93.2%
The following table summarizes the allocation of the fair value of the real property we acquired during the six months ended June 30, 2016 to land, building and improvements, intangible lease assets, and intangible lease liabilities (dollar amounts in thousands). We have not made any material adjustments related to this allocation.

								Weighted-average Amortization Period (Years)
Real Property	Land	Building and Improvements	Intangible Lease Assets	Intangible Lease Liabilities	Total Fair Value	Prorations and Credits	Contract Price	Intangible Lease Assets	Intangible Lease Liabilities
Suniland Shopping Center	$34,804	$28,022	$5,880	$(2,113)	$66,593	$(93)	$66,500	5.8	2.5
For the three and six months ended June 30, 2016, our consolidated statements of income include revenue of approximately $379,000 and net operating income (“NOI”) of approximately $291,000 attributable to the real property acquired during the six months ended June 30, 2016.

Dispositions
During the the six months ended June 30, 2016 and 2015, we disposed of the following properties (dollar amounts and square footage in thousands):໿
໿
໿

Property Type	Market	Ownership	Net Rentable Square Feet	Percentage Leased	Disposition Date	Contract Sales Price	Gain on Sale
During the six months ended June 30, 2016:
Office	Washington, DC	100%	574	100%	2/18/2016	$158,400	$41,241
Office	Chicago, IL	80%	107	66%	3/1/2016	9,850	—
Office	Chicago, IL	80%	199	81%	3/1/2016	18,000	159
Total/ Weighted Average			880	92%		$186,250	$41,400
During the six months ended June 30, 2015:
Retail	Pittsburgh, PA	100%	103	93%	5/5/2015	$12,500	$—
Office and Industrial Portfolio (1)	Various (1)	100%	2,669	100%	3/11/2015	398,635	105,542
Office	Dallas, TX	100%	177	88%	1/16/2015	46,600	23,125
Total/ Weighted Average			2,949	99%		$457,735	$128,667

(1)
The portfolio includes six office properties comprising 1.1 million net rentable square feet located in the following markets: Los Angeles, CA (three properties, of which one disposed property was a single building from a two-building office property), Northern New Jersey, Miami, FL, and Dallas, TX, and six industrial properties comprising 1.6 million net rentable square feet located in the following markets: Los Angeles, CA, Dallas, TX, Cleveland, OH, Chicago, IL, Houston, TX, and Denver, CO.

Real Property Impairment
During the six months ended June 30, 2016, we recorded a $587,000 impairment charge related to a consolidated office property located in the Chicago, IL market, which we acquired in January 2007 and we held through a joint venture in which we were not the managing partner. We held an 80% ownership interest in the office property. We sold this property in March 2016. Prior to the disposition, the net book value of the property exceeded the contract sales price less the cost to sell by approximately $587,000. Accordingly, we recorded an impairment charge to reduce the net book value of the property to our estimate of its fair value less the cost to sell.
During the three and six months ended June 30, 2015, we recorded $224,000 and $1.6 million of impairment charges, respectively, related to a wholly owned retail property that we acquired in May 2007 in the Pittsburgh, PA market, which was classified as held for sale as of March 31, 2015 and disposed of in May 2015. As of March 31, 2015, the net book value of this retail property exceeded our estimate of the fair value of the property less the cost to sell by $1.4 million. Accordingly, we recorded an impairment to reduce the net book value of the property to our estimate of its fair value less the cost to sell. During the three months ended June 30, 2015, we recorded an additional impairment of $224,000 related to this retail property primarily due to additional capital expenditures and transaction costs incurred during the three months ended June 30, 2015.
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

Rental Revenue
The following table summarizes the adjustments to rental revenue related to the amortization of above-market lease assets, below-market lease liabilities, and straight-line rental adjustments for the three and six months ended June 30, 2016 and 2015. In addition, the following table summarizes tenant recovery income received from tenants for real estate taxes, insurance and other property operating expenses and recognized as rental revenue (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Straight-line rent adjustments	$(205)	$(43)	$(446)	$(398)
Above-market lease assets	(1,261)	(1,256)	(2,528)	(2,616)
Below-market lease liabilities	1,544	1,389	3,079	3,103
Total increase to rental revenue	$78	$90	$105	$89
Tenant recovery income (1)	$9,996	$8,573	$20,560	$18,738

(1)
Tenant recovery income presented in this table excludes real estate taxes that were paid directly by our tenants that are subject to triple net lease contracts. Such payments totaled approximately $876,000 and $1.5 million during the three months ended June 30, 2016 and 2015, respectively, and approximately $2.3 million and $4.1 million during the six months ended June 30, 2016 and 2015, respectively.

Concentration of Credit Risk
Concentration of credit risk with respect to our sources of revenue currently exists due to a small number of tenants whose rental payments to us make up a relatively high percentage of our rental revenue. Rental revenue from our lease with Charles Schwab & Co., Inc., as master tenant of one of our office properties, represented approximately $12.5 million, or 11.5%, of our total revenue for the six months ended June 30, 2016.
The following is a summary of amounts related to the top five tenants based on annualized base rent, as of June 30, 2016 (dollar amounts and square feet in thousands):

Tenant	Locations	Industry	Annualized Base Rent (1)	% of Total Annualized Base Rent	Square Feet	% of Total Portfolio Square Feet
Charles Schwab & Co., Inc.	2	Securities, Commodities, Fin. Inv./Rel. Activities	$23,410	13.8%	602	7.2%
Sybase	1	Publishing Information (except Internet)	18,692	11.0%	405	4.8%
Stop & Shop	15	Food and Beverage Stores	14,168	8.3%	882	10.5%
Novo Nordisk	1	Chemical Manufacturing	4,627	2.7%	167	2.0%
Seton Health Care	1	Hospitals	4,339	2.6%	156	1.9%
	20		$65,236	38.4%	2,212	26.4%

(1)	Annualized base rent represents the annualized monthly base rent of executed leases as of June 30, 2016.
Our properties in New Jersey, Massachusetts, California, and Texas accounted for approximately 20%,  20%,  14%, and 12% respectively, of our total gross investment in real property portfolio as of June 30, 2016. A deterioration of general economic or other relevant conditions, changes in governmental laws and regulations, acts of nature, demographics or other factors in any of those states or the geographical region in which they are located could result in the loss of tenants, a decrease in the demand for our properties and a decrease in our revenues from those markets, which in turn may have a disproportionate and material adverse effect on our results of operations and financial condition.

4. DEBT RELATED INVESTMENTS
As of both June 30, 2016 and December 31, 2015, we had invested in three debt related investments. The weighted average maturity of our debt related investments structured as mortgage notes as of June 30, 2016 was 2.8 years, based on our recorded net investments. The following table describes our debt related income for the three and six months ended June 30, 2016 and 2015 (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Weighted Average Yield as of June 30, 2016 (1)
Investment Type	2016	2015	2016	2015
Mortgage notes (2)	$237	$730	$475	$3,143	6.1%
Mezzanine debt	—	854	—	1,644	N/A
Total	$237	$1,584	$475	$4,787	6.1%

(1)
Weighted average yield is calculated on an unlevered basis using the amount invested, current interest rates and accretion of premiums or discounts realized upon the initial investment for each investment type as of June 30, 2016. As of June 30, 2016, all of our debt related investments bear interest at fixed rates.

(2)
We had three debt related investments structured as mortgage notes repaid in full during the six months ended June 30, 2015. During the six months ended June 30, 2015, amounts recorded include early repayment fees received and accelerated amortization of deferred due diligence costs related to certain of these repayments.

Impairment
As of June 30, 2016 and December 31, 2015, we did not have any allowance for loan loss. During the six months ended June 30, 2016, we did not record any current period provision for loan loss or recoveries of amounts previously charged off. We did not have any debt related investments on non-accrual status as of June 30, 2016 or December 31, 2015. We did not record any interest income related to our impaired debt related investment during the six months ended June 30, 2015. We did not have any impaired debt related investment as of June 30, 2016.
5. DEBT OBLIGATIONS
The following table describes our borrowings as of June 30, 2016 and December 31, 2015 (dollar amounts in thousands):

	Principal Balance as of		Weighted Average Stated Interest Rate as of		Gross Investment Amount Securing Borrowings as of (1)
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Fixed-rate mortgages (2)	$465,292	$580,959	5.2%	5.6%	$801,064	$1,016,560
Floating-rate mortgages (3)	—	7,890	—%	3.4%	—	16,618
Total secured borrowings	465,292	588,849	5.2%	5.5%	801,064	1,033,178
Line of credit (4)	211,000	167,000	1.9%	1.9%	N/A	N/A
Term loans (5)	350,000	350,000	2.6%	2.6%	N/A	N/A
Total unsecured borrowings	561,000	517,000	2.4%	2.4%	N/A	N/A
Total borrowings	$1,026,292	$1,105,849	3.6%	4.1%	N/A	N/A
Less: net debt issuance costs (6)	(5,864)	(6,317)
Add: mark-to-market adjustment on assumed debt	691	1,304
Less: GAAP principal amortization on restructured debt	—	(3,067)
Total borrowings (net basis)	$1,021,119	$1,097,769

(1)
“Gross Investment Amount” as used here and throughout this document represents the allocated gross basis of real property after certain adjustments. Gross Investment Amount for real property (i) includes the effect of intangible lease liabilities, (ii) excludes accumulated depreciation and amortization, and (iii) includes the impact of impairments.

(2)
Amount as of June 30, 2016 includes a floating-rate mortgage note that was subject to an interest rate spread of 1.60% over one-month LIBOR, which we have effectively fixed using an interest rate swap at 3.051% for the term of the borrowing.

(3)	As of December 31, 2015, our floating rate mortgage note was subject to an interest rate spread of 3.00% over one-month LIBOR.

(4)
As of June 30, 2016 and December 31, 2015, borrowings under our line of credit were subject to interest at a floating rate of 1.40% over one-month LIBOR. However, as of June 30, 2016, we have effectively fixed the interest rate of approximately $20.3 million of the total of $211.0 million in borrowings using interest rate swaps, resulting in a weighted average interest rate on the total line of credit of 1.94%. As of December 31, 2015, we had effectively fixed the interest rate of approximately $25.4 million of the total of $167.0 million in borrowings using interest rate swaps, resulting in a weighted average interest rate on the total line of credit of 1.88%.

(5)
As of June 30, 2016 and December 31, 2015, borrowings under our term loans were subject to interest at a weighted average floating rate of 1.52% over one-month LIBOR. However, we had effectively fixed the interest rates of the borrowings using interest rate swaps at 2.60% and 2.59% as of June 30, 2016 and December 31, 2015, respectively.

(6)	See Note 2 for additional information related to the reclassification of net debt issuance costs in accordance with ASU 2015-03.
Mortgage Notes
As of June 30, 2016,  eight mortgage notes were interest-only and six mortgage notes were fully amortizing with outstanding principal balances of approximately $299.0 million and $166.3 million, respectively. None of our mortgage notes are recourse to us.
Credit Facility
On January 13, 2015, we entered into a senior unsecured term loan and revolving line of credit (the “Facility”) with a syndicate of 14 lenders led by Bank of America, N.A., as Administrative Agent. The Facility provides us with the ability from time to time to increase the size of the Facility up to a total of $900 million less the amount of any prepayments under the term loan component of the Facility, subject to receipt of lender commitments and other conditions. The Facility includes a $400 million revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility contains a sublimit of $50 million for letters of credit and a sublimit of $50 million for swing line loans. The primary interest rate for the Revolving Credit Facility is based on LIBOR, plus a margin ranging from 1.40% to 2.30%, depending on our consolidated leverage ratio. The maturity date of the Revolving Credit Facility is January 31, 2019 and contains one 12-month extension option that we may exercise upon (i) payment of an extension fee equal to 0.15% of the sum of the amount outstanding under the Revolving Credit Facility and the unused portion of the Revolving Credit Facility at the time of the extension, and (ii) compliance with the other conditions set forth in the credit agreement.
Borrowings under the Facility are available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties.
As of June 30, 2016 and December 31, 2015, the unused portion of the Facility was approximately $186.8 million and $230.8 million, respectively. As of both June 30, 2016 and December 31, 2015, we were in compliance with all of our debt covenants and had full access to the unused portion of the Facility.
Repayment of Mortgage Notes
During the six months ended June 30, 2016, we repaid five mortgage note borrowings in full during the respective free-prepayment periods prior to their scheduled maturities using proceeds from the Facility and the disposition of real properties. The following table describes these repayments in more detail (dollar amounts in thousands):
໿

Debt Obligation	Repayment Date	Balance Repaid/Extinguished	Interest Rate Fixed or Floating	Stated Interest Rate	Contractual Maturity Date	Collateral Type	Collateral Market
655 Montgomery	4/11/2016	$55,683	Fixed	6.01%	6/11/2016	Office Property	San Francisco, CA
Jay Street	4/11/2016	23,500	Fixed	6.05%	7/11/2016	Office Property	Silicon Valley, CA
40 Boulevard (1)	3/1/2016	7,830	Floating	3.44%	3/11/2016	Office Property	Chicago, IL
Washington Commons (2)	2/1/2016	21,300	Fixed	5.94%	2/1/2016	Office Property	Chicago, IL
1300 Connecticut	1/12/2016	44,979	Fixed	6.81%	4/10/2016	Office Property	Washington, DC
Total/weighted average borrowings		$153,292		6.11%

(1)	The mortgage note was subject to an interest rate of 3.0% over one-month LIBOR.

(2)
Amount presented includes a $5.1 million contingently payable mortgage note that was not ultimately required to be repaid. As a result of the transaction, we recognized a gain on extinguishment of debt and financing commitments of approximately $5.1 million during the six months ended June 30, 2016.

໿
໿

The following table reflects our contractual debt maturities as of June 30, 2016, specifically our obligations under our mortgage notes and unsecured borrowings (dollar amounts in thousands):

	As of June 30, 2016
	Mortgage Notes		Unsecured Borrowings		Total
Year Ending December 31,	Number of Borrowings Maturing	Outstanding Principal Balance	Number of Borrowings Maturing	Outstanding Principal Balance	Outstanding Principal Balance
2016	2	$130,122	—	$—	$130,122
2017	6	206,660	—	—	206,660
2018	—	2,330	1	150,000	152,330
2019	—	2,570	1	211,000	213,570
2020	—	2,704	—	—	2,704
2021	1	11,570	—	—	11,570
2022	1	2,431	1	200,000	202,431
2023	1	30,474	—	—	30,474
2024	—	1,034	—	—	1,034
2025	1	71,094	—	—	71,094
Thereafter	2	4,303	—	—	4,303
Total	14	$465,292	3	$561,000	$1,026,292
Less: net debt issuance costs (1)		(1,419)		(4,445)
Add: mark-to-market adjustment on assumed debt		691		—
Total borrowings (net basis)		$464,564		$556,555

(1)	See Note 2 for additional information related to the reclassification of net debt issuance costs in accordance with ASU 2015-03.
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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges under ASC Topic 815 is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the next 12 months, we estimate that approximately $3.9 million will be reclassified as an increase to interest expense related to active effective hedges of existing floating-rate debt, and we estimate that approximately $2.0 million will be reclassified as an increase to interest expense related to effective forward started interest rate swaps where the hedging instrument has been terminated. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
The table below presents a reconciliation of the beginning and ending balances, between December 31, 2015 and June 30, 2016, of our accumulated other comprehensive loss (“OCI”), net of amounts attributable to noncontrolling interests, related to the effective portion of our cash flow hedges as presented on our consolidated financial statements, as well as amounts related to our available-for-sale securities (amounts in thousands):

	Gains and Losses on Cash Flow Hedges	Unrealized Losses on Available-For-Sale Securities	Accumulated Other Comprehensive Loss
Beginning balance as of December 31, 2015	$(9,967)	$(1,047)	$(11,014)
Other comprehensive income:
Amount of loss reclassified from OCI into interest expense (effective portion) (net of tax benefit of $0)	2,317	—	2,317
Change in fair value recognized in OCI (effective portion) (net of tax benefit of $0)	(15,098)	—	(15,098)
Net current-period other comprehensive income	(12,781)	—	(12,781)
Attribution of and other adjustments to OCI attributable to noncontrolling interests	944	3	947
Ending balance as of June 30, 2016	$(21,804)	$(1,044)	$(22,848)
Fair Values of Derivative Instruments
The valuation of interest rate derivatives is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
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
The majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with our derivative instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of potential default by us and our counterparties. As of June 30, 2016, we had assessed the significance of the impact of the credit valuation adjustments and had determined that it was not significant to the overall valuation of our derivative instruments. As a result, we have determined that our derivative valuations are classified in Level 2 of the fair value hierarchy.
Designated Derivatives
As of June 30, 2016 and December 31, 2015, we had 13 and 12 outstanding interest rate swaps, respectively, that were designated as cash flow hedges of interest rate risk, with a total notional amount of $403.3 million and $375.4 million, respectively. In addition, as of June 30, 2016, we had (i) two interest rate swaps with a total notional amount of $100.0 million that will become effective in December 2016 and mature in January 2020 and (ii) two interest rate swaps with a total notional amount of $100.0 million that will become effective in December 2016 and mature in February 2022, all of which were designated as cash flow hedges of interest rate risk.

The table below presents the gross fair value of our designated derivative financial instruments as well as their classification on our accompanying condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 (amounts in thousands):

		Fair Value of Asset Derivatives as of			Fair Value of Liability Derivatives as of
	Balance Sheet Location	June 30, 2016	December 31, 2015	Balance Sheet Location	June 30, 2016	December 31, 2015
Interest rate contracts	Other assets, net (1)	$—	$197	Other liabilities (1)	$(16,840)	$(3,303)
Total derivatives		$—	$197		$(16,840)	$(3,303)

(1)
Although our derivative contracts are subject to master netting arrangements which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on our accompanying condensed consolidated balance sheets. If we did net our derivative fair values on our accompanying condensed consolidated balance sheets, the derivative fair values would be lowered by approximately $157,000 as of December 31, 2015, resulting in net fair values of our asset derivatives of approximately $41,000 and net fair values of our liability derivatives of approximately $3.1 million as of December 31, 2015. As of June 30, 2016, all of our derivative fair values were in liability positions, and therefore netting our derivative fair values would not have an impact.

Effect of Derivative Instruments on the Statements of Comprehensive Income
The table below presents the effect of our derivative financial instruments on our accompanying financial statements for the three and six months ended June 30, 2016 and 2015 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Derivatives Designated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts	Interest rate contracts	Interest rate contracts
Amount of (loss) gain recognized in OCI (effective portion)	$(4,902)	$1,417	$(15,098)	$(1,553)
Location of loss reclassified from accumulated OCI into income (effective portion)	Interest expense	Interest expense	Interest expense	Interest expense
Amount of loss reclassified from accumulated OCI into income (effective portion)	$1,199	$1,155	$2,317	$2,318
Location of gain recognized in income (ineffective portion and amount excluded from effectiveness testing)	Interest and other income (expense)	Interest and other income (expense)	Interest and other income (expense)	Interest and other income (expense)
Amount of gain recognized in income (ineffective portion and amount excluded from effectiveness testing)	$—	$128	$—	$117
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
As of June 30, 2016, the fair value of derivatives in a net liability position, which included accrued interest but excluded any credit valuation adjustments related to these agreements, was approximately $17.5 million. As of June 30, 2016, we have not posted any collateral related to these agreements. If we had breached any of these provisions at June 30, 2016, we could have been required to settle our obligations under the agreements at their termination value of $17.5 million.
7. FAIR VALUE OF FINANCIAL INSTRUMENTS
We use the framework established in ASC Topic 820, to measure the fair value of our financial instruments as disclosed in the table below. The fair values estimated below are indicative of certain interest rate and other assumptions as of June 30, 2016 and December 31, 2015, and may not take into consideration the effects of subsequent interest rate or other assumption fluctuations, or changes in the values of underlying collateral. The fair values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate their carrying values because of the short-term nature of these instruments.

The table below presents the carrying amounts and estimated fair values of our other financial instruments, other than derivatives which are disclosed in Note 6, as of June 30, 2016 and December 31, 2015 (amounts in thousands):
໿

	As of June 30, 2016		As of December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Fixed-rate debt related investments, net	$15,469	$16,408	$15,722	$16,526
Liabilities:
Fixed-rate mortgage notes (1)	$464,564	$473,676	$577,978	$576,432
Floating-rate mortgage notes	—	—	7,887	7,883
Floating-rate unsecured borrowings	556,555	556,555	511,905	511,905

(1) Amount includes a floating-rate mortgage note of approximately $32.5 million as of June 30, 2016 that was subject to an interest rate spread of 1.60% over one-month LIBOR, which we have effectively fixed using an interest rate swap at 3.051% for the term of the borrowing.
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
8. STOCKHOLDERS’ EQUITY
Common Stock
During the six months ended June 30, 2016, we completed two self-tender offers, one on June 14, 2016 and the other on March 14, 2016, pursuant to which we accepted for purchase approximately 6.8 million and 4.1 million unclassified shares of common stock, respectively, which we refer to as “Class E” shares, at a purchase price of $7.31 and $7.39 per share, respectively, for aggregate costs of approximately $49.5 million and $30.0 million, respectively.
During the six months ended June 30, 2016, we raised approximately $33.9 million pursuant to a managed offering(the “Managed Offering”), in which we paid a primary dealer fee in the amount of up to 5.0% of the gross proceeds raised from the sale of Class I shares in the primary portion of the Follow-On Offering from May 11, 2016 through June 30, 2016, but only with respect to sales made by participating broker-dealers that we specifically approved as being eligible.

The following table describes the changes in each class of common shares during the six months ended June 30, 2016 (shares and dollar amounts in thousands):
໿

	Class E		Class A		Class W		Class I		Total
	Shares	Amount (1)	Shares	Amount (1)	Shares	Amount (1)	Shares	Amount (1)	Shares	Amount (1)
Balances, December 31, 2015	137,275	$1,482,140	1,703	$12,438	1,812	$12,952	23,334	$162,283	164,124	1,669,813
Issuance of common stock:
Shares sold	—	—	302	2,311	622	4,604	5,663	41,833	6,587	48,748
Distribution reinvestment plan	1,023	7,565	19	140	18	133	319	2,354	1,379	10,192
Stock-based compensation	—	—	—	—	—	—	32	744	32	744
Redemptions and repurchases of common stock	(11,825)	(86,852)	(140)	(1,032)	(333)	(2,442)	(280)	(2,070)	(12,578)	(92,396)
Balances, June 30, 2016	126,473	$1,402,853	1,884	$13,857	2,119	$15,247	29,068	$205,144	159,544	$1,637,101

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

໿
9. RELATED PARTY TRANSACTIONS
Advisory Agreement
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
On June 23, 2016, we, our Operating Partnership and our Advisor entered into the Tenth Amended and Restated Advisory Agreement. Per the Advisory Agreement, in consideration for asset management services performed, we pay our Advisor an advisory fee comprised of two separate components: (1) a fixed amount that accrues daily in an amount equal to 1/365th of 1.15% of (a) the “Aggregate Fund NAV” (i.e., the aggregate net asset value or “NAV” of our Class E shares, Class A shares, Class W shares and Class I shares, along with the OP Units held by third parties) for such day and (b) the consideration received by us or our affiliate for selling Interests (defined below) in DST Properties (defined below) to third party investors, net of up-front fees and expense reimbursements payable out of gross sale proceeds from the sale of such Interests, including but not limited to sales commissions, dealer manager fees and non-accountable expense allowances, and (2) a performance component that is based on the annual non-compounded investment return provided to holders of “Fund Interests” (defined as our Class E shares, Class A shares, Class W shares, Class I shares, and OP Units held by third parties) such that our Advisor will receive 25% of the overall return in excess of 6%; provided that in no event may the performance condition exceed 10% of the overall return for such year, and subject to certain other limitations. Additionally, our Advisor will provide us with a waiver of a portion of its fees generally equal to the amount of the performance component that would have been payable with respect to the Class E shares and the Class E OP Units held by third parties until the NAV of such shares or units exceeds $10.00 per share or unit, the benefit of which will be shared among all holders of Fund Interests.
In addition, we will pay our Advisor a fee of 1.0% of the total consideration we receive upon the sale of real property assets (excluding DST Properties). For these purposes, a “sale” means any transaction or series of transactions whereby we or our Operating Partnership directly or indirectly (including through the sale of any interest in a joint venture or through a sale by a joint venture in which we hold an interest) sells, grants, transfers, conveys, or relinquishes its ownership of any real property or portion thereof, including the lease of any real property consisting of a building only, and including any event with respect to any real property which gives rise to a significant amount of insurance proceeds or condemnation awards.
Further, for providing a substantial amount of services in connection with the sale of a property (excluding DST Properties), as determined by a majority of our independent directors, we will pay our Advisor up to 50.0% of the reasonable, customary and competitive commission paid for the sale of a comparable real property, provided that such amount shall not exceed 1.0% of the contract price of the property sold and, when added to all other real estate commissions paid to unaffiliated parties in connection with the sale, may not exceed the lesser of a competitive real estate commission or 6.0% of the sales price of the property.
In addition, pursuant to the Advisory Agreement, we will pay directly, or reimburse our Advisor and our Dealer Manager if they pay on our behalf any organizational and offering expenses (other than selling commissions, the dealer manager fee, distribution fees and non-transaction based compensation allocated to sales-related activities of employees of our Dealer Manager in connection with the offering) relating to any public offerings as and when incurred. After the termination of the primary portion of the offering and again after termination of the distribution reinvestment plan portion of the offering, our Advisor has agreed to reimburse us to the extent that total cumulative organization and offering expenses (including selling commissions, the dealer manager fee and distribution fees) that we incur exceed 15% of our gross proceeds from the applicable offering.
The Advisory Agreement also provides that we must reimburse our Advisor for any private offering organization and offering expenses, such as those of the DST Program, it incurs on our behalf, including Advisor personnel costs, unless it has agreed to receive a fee in lieu of reimbursement.
Subject to certain limitations, we reimburse our Advisor for all of the costs it incurs in connection with the services it provides to us, including, without limitation, our allocable share of the personnel (and related employment) costs and overhead (including, but not limited to, allocated rent paid to both third parties and an affiliate of the advisor, equipment, utilities, insurance, travel and entertainment, and other costs) incurred by our Advisor or its affiliates, including, but not limited to, total compensation, benefits and other overhead of all employees involved in the performance of such services.
The Advisory Agreement may be renewed for an unlimited number of successive one-year terms. The current term of the Advisory Agreement expires on June 30, 2017.
Public Offering Dealer Manager Agreement
Our Dealer Manager is distributing the shares of our common stock in our public offering on a “best efforts” basis. The Dealer Manager is an entity related to our Advisor and is a member of the Financial Industry Regulatory Authority, Inc., or FINRA. The Dealer Manager coordinates our distribution effort and manages our relationships with participating broker-dealers and financial advisors and provides assistance in connection with compliance matters relating to marketing our public offering.
On September 16, 2015, we entered into a Second Amended and Restated Dealer Manager Agreement (the “Second Amended Dealer Manager Agreement”) with our Dealer Manager. The Dealer Manager served as dealer manager for the Prior Offering and will serve as dealer manager for the Follow-On Offering. The Second Amended Dealer Manager Agreement is an amendment and restatement of the dealer manager agreement entered into by the Company and our Dealer Manager on February 8, 2013 in connection with the Prior Offering, as amended by Amendment No. 1 dated May 31, 2013, Amendment No. 2 dated June 26, 2013 and Amendment No. 3 dated March 20, 2014. The purpose of the Second Amended Dealer Manager Agreement is to engage our Dealer Manager with respect to the Follow-On Offering. As amended, the Second Amended Dealer Manager Agreement may be made to apply to future offerings by naming them in a schedule to the agreement, with the consent of the Company and our Dealer Manager. Pursuant to the Second Amended Dealer Manager Agreement, we pay (i) selling commissions on Class A shares sold in the primary offering of up to 3.0% of the public offering price per share, (ii) a dealer manager fee which accrues daily in an amount equal to 1/365th of 0.6% of our NAV per share of Class A and Class W shares outstanding and an amount equal to 1/365th of 0.1% of our NAV per share of Class I shares outstanding on such day on a continuous basis, and (iii) a distribution fee which accrues daily in an amount equal to 1/365th of 0.5% of our NAV per Class A share outstanding on such day on a continuous basis. Subject to FINRA limitations on underwriting compensation, we will continue to pay the dealer manager fee and distribution fee until the earlier to occur of the following: (i) a listing of the class of such shares on a national securities exchange or (ii) such shares no longer being outstanding.
Pursuant to the Second Amended Dealer Manager Agreement, we may pay to our Dealer Manager a primary dealer fee in the amount of up to 5.0% of the gross proceeds raised from the sale of Class I shares in the primary offering, provided that (i) the total gross proceeds raised with respect to which the primary dealer fee will apply may not exceed $100,000,000, subject to further increase by our board of directors, in its discretion; (ii) the primary dealer fee will only be paid with respect to sales made by participating broker-dealers specifically approved by us as being eligible; and (iii) the primary dealer fee will only be paid with respect to sales made at times approved by us. Our Dealer Manager may reallow a portion of the primary dealer fee to the participating broker-dealers involved in selling such Class I shares based on the portion of the gross proceeds raised from their customers. Our Dealer Manager will consider the primary dealer fee to be underwriting compensation. The primary dealer fee will be paid by us and will not be considered to be a class-specific expense.
On May 11, 2016, we notified our Dealer Manager that we would pay a primary dealer fee in the amount of up to 5.0% of the gross proceeds raised from the sale of Class I shares in the primary portion of the Follow-On Offering from May 11, 2016 through June 30, 2016 (the “Managed Offering Term”), but only with respect to sales made by participating broker-

dealers that we specifically approved as being eligible (“Primary Dealers”). The maximum primary dealer fee we will pay our Dealer Manager is now $7.5 million, although in the future we may provide for additional primary dealer fee payments. During the six months ended June 30, 2016, we raised approximately $33.9 million pursuant to a “Managed Offering”, in which we paid a primary dealer fee in the amount of up to 5.0% of the gross proceeds raised from the sale of Class I shares in the primary portion of the Follow-On Offering from May 11, 2016 through June 30, 2016, but only with respect to sales made by participating broker-dealers that we specifically approved as being eligible.
We conducted three distinct similar “managed offerings” in 2015, 2014, and 2013, in which we raised approximately $50.8 million, $44.0 million, and $27.1 million, respectively. During the three and six months ended June 30, 2016, we incurred primary dealer fees earned from the gross proceeds raised pursuant to the Managed Offering of approximately $1.7 million, of which approximately $170,000 was retained by our Dealer Manager. During the three and six months ended June 30, 2015, we incurred primary dealer fees of approximately $2.5 million, of which approximately $254,000 was retained by our Dealer Manager.
Property Management Agreement
On June 23, 2016, we and Dividend Capital Property Management LLC (the “Property Manager”) agreed to terminate the property management agreement dated January 9, 2006, with the Property Manager (the “Property Management Agreement”) as no services were being provided by the Property Manager under the Property Management Agreement. The Property Manager waived the notice period for termination so that the Property Management Agreement terminated immediately.
Restricted Stock Unit Agreements
We have entered into Restricted Stock Unit Agreements (the “Advisor RSU Agreements”) with our Advisor. The purposes of our Advisor RSU Agreements are to promote an alignment of interests among our stockholders, our Advisor and the personnel of our Advisor and its affiliates, and to promote retention of the personnel of our Advisor and its affiliates. Each restricted stock unit that we grant pursuant to our Advisor RSU Agreements (the "Company RSUs") will, upon vesting, be settled in one share of our Class I common stock. The Company RSUs are subject to specified vesting and settlement provisions and, upon settlement in Class I shares of Company common stock, require offsets of advisory fees and expenses otherwise payable from the Company to our Advisor based on the NAV per Class I share on the grant date of the applicable Company RSU. As of June 30, 2016, our Advisor had approximately 115,000 shares of Class I common stock issued upon settlement of Company RSUs that remained subject to fee offset.
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
The chart below shows the grant dates, vesting dates, number of unvested and unsettled shares as of June 30, 2016, and Grant Date NAV per Class I Share (share amounts in thousands).

Award	Grant Date	Vesting Dates	Number of Unvested Shares	Grant Date NAV per Class I Share
Company RSU	4/7/2014	4/14/2017	123	$6.96
Company RSU	2/25/2015	4/14/2017	30	7.18
Company RSU	2/25/2015	4/13/2018	135	7.18
Company RSU	2/4/2016	4/15/2019	124	7.41
Total/ weighted average			412	$7.18
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
Upon termination of the Advisor RSU Agreements, our Advisor will promptly pay any unused offset amounts to us or, at our Advisor’s election, return Class I shares in equal value based on the Class I NAV as of the date of termination of the Advisor RSU Agreements. In addition, upon termination of the Advisor RSU Agreements, all unvested Company RSUs will be forfeited except that, unless the Advisor RSU Agreements were terminated at the election of our Advisor following a change in control of us or as a result of a premature termination of the Advisory Agreement at our election for cause (as defined in the Advisory Agreement) or upon the bankruptcy of our Advisor, then following such forfeiture of Company RSUs, our Advisor will have the right to acquire from us the number of Class I shares equal to the number of Company RSUs forfeited, in return for a purchase price equal to such number of Class I shares multiplied by the Grant Date NAV per Class I Share. Our Advisor must notify us of its election to exercise the foregoing acquisition right within 30 days following the termination of the Advisor RSU Agreements, and the parties will close the transaction within 60 days following the termination of the Advisor RSU Agreements.
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
Restricted Stock Grant
Effective February 4, 2016, we granted 49,340 restricted shares of Class I common stock to certain employees of our Advisor and its affiliates at a price of $7.41 per share, which will vest ratably over four years. During the six months ended June 30, 2016, 27,290 shares vested at a weighted average price of $7.39, based on our NAV per share as of the vesting dates.
Private Placements of Delaware Statutory Trust Interests
Private Placements
In March 2016, we, through our Operating Partnership, initiated a program to raise capital in private placements exempt from registration under the Securities Act of 1933, as amended (“Private Placements”), through the sale of beneficial interests (“Interests”) in specific Delaware statutory trusts holding real properties, including properties currently indirectly owned by our Operating Partnership (the “DST Program”). From 2006 through 2009, we, through our subsidiaries, conducted similar private placement offerings of fractional interests in which it raised a total of $183.1 million in gross proceeds. These fractional interests were all subsequently acquired by our Operating Partnership in exchange for an aggregate of 17.7 million OP Units. As of June 30, 2016, we had sold approximately $1.1 million in Interests, which we include in "other liabilities" in our accompanying balance sheets.
Each Private Placement will offer Interests in one or more real properties placed into one or more Delaware statutory trust(s) by our Operating Partnership or its affiliates (“DST Properties”). We anticipate that these Interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). Additionally, properties underlying Interests sold to investors pursuant to such Private Placements will be leased-back by an indirect wholly owned subsidiary of our Operating Partnership on a long term basis of up to 29 years. The lease agreements are expected to be fully guaranteed by our Operating Partnership. Additionally, our Operating Partnership will retain a fair market value purchase option (“FMV Option”) giving it the right, but not the obligation, to acquire the Interests from the investors at a later time in exchange for OP Units.

DST Program Dealer Manager Agreement
In connection with the DST Program, in March 2016, Dividend Capital Exchange LLC (“DCX”), a wholly owned subsidiary of our taxable REIT subsidiary that is wholly owned by our Operating Partnership, entered into a Dealer Manager Agreement with our Dealer Manager, pursuant to which our Dealer Manager agreed to conduct Private Placements for Interests reflecting an indirect ownership of up to $500 million of Interests. DCX will pay certain up-front fees and reimburse certain related expenses to the Dealer Manager with respect to capital raised through any such Private Placements. DCX is obligated to pay our Dealer Manager a dealer manager fee of up to 1.5% of gross equity proceeds raised and a commission of up to 5% of gross equity proceeds raised through the Private Placements. The Dealer Manager may re-allow such commissions and a portion of such dealer manager fee to participating broker dealers.
In addition, we, or our subsidiaries, are obligated to pay directly or reimburse our Advisor and our Dealer Manager if they pay on our behalf, any organization and offering expenses (other than selling commissions and the dealer manager fee) as and when incurred. These expenses may include reimbursements for the bona fide due diligence expenses of participating broker-dealers, supported by detailed and itemized invoices, and similar diligence expenses of investment advisers, legal fees of our Dealer Manager, reimbursements for customary travel, lodging, meals and reasonable entertainment expenses of registered persons associated with our Dealer Manager, the cost of educational conferences held by us, including costs reimbursement for registered persons associated with our Dealer Manager and registered representatives of participating broker-dealers to attend educational conferences sponsored by us, and attendance fees and costs reimbursement for registered persons associated with our Dealer Manager to attend seminars conducted by participating broker-dealers and promotional items.
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
Limited Partnership Agreement
In connection with the launch of the DST Program, the Company, on behalf of itself as general partner and on behalf of all the limited partners thereto, entered into the Fifth Amended and Restated Limited Partnership Agreement of our Operating Partnership, dated as of March 2, 2016, which was further amended on August 2, 2016 (the “Amended and Restated Operating Partnership Agreement”). The Amended and Restated Operating Partnership Agreement amends the prior operating partnership agreement by establishing two series of Class E OP Units, with different redemption and registration rights. The currently existing third-party holders of Class E OP Units will now hold Series 1 Class E OP Units, and will continue to have the same redemption and registration rights they had previously, which include the right, in certain circumstances to require our Operating Partnership to redeem the OP Units for Class E shares of the Company or cash. Any purchasers of Interests in the DST Program that ultimately acquire OP Units through the FMV Option will acquire Series 2 Class E OP Units, which will have similar redemption and registration rights to those of the holders of Series 1 Class E OP Units, except that their redemption rights will in certain circumstances require our Operating Partnership to redeem the OP Units for either Class I shares of the Company or cash (as determined by our Operating Partnership in its sole discretion). In addition, the Amended and Restated Operating Partnership Agreement provides that a redemption fee of 1.5% of the shares otherwise payable to a limited partner upon redemption of Series 2 Class E Units will be paid to an affiliate of the Manager (defined below). Holders of Series 1 or Series 2 Class E OP Units cannot require us to redeem their Series 1 or Series 2 Class E OP Units with cash.
Delaware Statutory Trust Agreement
DCX Manager LLC (the “Manager”), an affiliate of our Advisor, will be engaged to act as the manager of each Delaware statutory trust holding a DST Property. Although the intention is to sell 100% of the interests to third parties, DCX may hold an interest for a period of time and therefore could be subject to the following description of fees and reimbursements paid to the Manager. The Manager will have primary responsibility for performing administrative actions in connection with the trust and any DST Property and has the sole power to determine when it is appropriate for a trust to sell a DST Property. The Manager will be entitled to the following payments from the trust: (i) a management fee equal to a stated percentage (e.g., 1.0%) of the gross rents payable to the trust, with such amount to be set on a deal-by-deal basis, (ii) a disposition fee of 1.0% of the gross sales price of any DST Property sold to a third party, and (iii) reimbursement of certain expenses associated with the establishment, maintenance and operation of the trust and DST Properties.

Additionally, the Manager or its affiliate may earn a 1.0% loan fee for any financing arrangement sourced, negotiated and executed in connection with the DST Program. This loan fee only is payable to the Manager by new investors that purchase Interests and therefore is not paid by the Company or its affiliates.
Summary of Fees and Other Amounts
The following table summarizes fees and other amounts earned by our Advisor and its related parties in connection with services performed for us during the three and six months ended June 30, 2016 and 2015 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Advisory fees (1)	$3,671	$4,497	$7,436	$8,796
Other reimbursements paid to our Advisor (2)	2,092	2,189	4,304	4,414
Other reimbursements paid to our Dealer Manager	32	205	83	277
Advisory fees related to the disposition of real properties	—	125	1,807	4,577
Development management fee (3)	10	18	29	35
Primary dealer fee (4)	1,697	2,540	1,697	2,540
Selling commissions, dealer manager, and distribution fees	123	101	275	169
Total	$7,625	$9,675	$15,631	$20,808

(1)
Amounts reported for the three months ended June 30, 2016 and 2015 include approximately $282,000 and $280,000, respectively, that we were not obligated to pay in consideration of the issuance of Company RSUs to our Advisor. Amounts reported for the six months ended June 30, 2016 and 2015 include approximately $565,000 and $502,000, respectively, that we were not obligated to pay in consideration of the issuance of Company RSUs to our Advisor.

(2) Other reimbursements paid to our Advisor include reimbursements for a portion of compensation costs of employees of our Advisor related to activities for which our Advisor does not otherwise receive a separate fee. We reimbursed our Advisor approximately $1.7 million and $1.8 million for the three months ended June 30, 2016 and 2015, respectively, and $3.6 million and $3.6 million for the six months ended June 30, 2016 and 2015, respectively, for such compensation costs. These reimbursements include a portion of compensation costs for certain of our named executive officers. The balance of such reimbursements are made up primarily of other general overhead and administrative expenses, including, but not limited to, allocated rent paid to both third parties and affiliates of our advisor, equipment, utilities, insurance, travel and entertainment, and other costs.

(3)	Pursuant to our amended Advisory Agreement effective as of June 23, 2016, our Advisor will no longer receive a development management fee in exchange for providing development management services.
(4) Amounts reported represent primary dealer fees we paid to our Dealer Manager based on the gross proceeds raised by participating broker-dealers pursuant to certain selected dealer agreements. Of the primary dealer fee earned during the three and six months ended June 30, 2016 and 2015, our Dealer Manager reallowed approximately $1.5 million and $2.3 million, respectively, to participating third-party broker-dealers and retained approximately $170,000 and $254,000, respectively.
See the accompanying condensed consolidated balance sheets for the amounts we owed to our Advisor and affiliates of our Advisor for such services and reimbursement of certain expenses as of June 30, 2016 and December 31, 2015. Pursuant to the Advisory Agreement, we accrue the advisory fee on a daily basis and pay our Advisor amounts due subsequent to each month-end. In addition, we recorded a liability of approximately $3.8 million for dealer manager and distribution fees that we estimate that we may pay to our Dealer Manager in future periods for shares of our common stock sold in our Follow-On Offering as of June 30, 2016. We anticipate that our Dealer Manager will reallow a significant portion of such fees to third-party broker dealers.

10. NET INCOME PER COMMON SHARE
Reconciliations of the numerator and denominator used to calculate basic net income per common share to the numerator and denominator used to calculate diluted net income per common share for the three and six months ended June 30, 2016 and 2015 are described in the following table (amounts in thousands, except per share information):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Numerator	2016	2015	2016	2015
Net income	$135	$107	$48,373	$132,308
Net income attributable to noncontrolling interests	(18)	(37)	(4,474)	(8,655)
Net income attributable to common stockholders	117	70	43,899	123,653
Dilutive noncontrolling interests share of net income	9	5	3,410	8,585
Numerator for diluted earnings per share – adjusted net income	126	75	47,309	132,238
Denominator
Weighted average shares outstanding-basic	161,209	183,157	162,581	181,247
Incremental weighted average shares effect of conversion of OP units	12,460	13,110	12,598	12,782
Weighted average shares outstanding-diluted	173,669	196,267	175,179	194,029
INCOME PER COMMON SHARE -BASIC AND DILUTED	$0.00	$0.00	$0.27	$0.68
໿

11. SEGMENT INFORMATION
We have three reportable operating segments, which include our three real property operating sectors (office, industrial, and retail), and we measure our profit and loss of our operating segments based on net operating income (“NOI”). We organize and analyze the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, and investment strategies and objectives. Specifically, the physical characteristics of our buildings, the related operating characteristics, the geographic markets, and the type of tenants are inherently different for each of our segments. The following tables set forth revenue and the components of NOI of our segments for the three and six months ended June 30, 2016 and 2015 (amounts in thousands):
໿

	For the Three Months Ended June 30,
	Revenues		NOI
	2016	2015	2016	2015
Office	$30,983	$32,732	$20,846	$23,545
Industrial	1,534	1,438	1,110	1,019
Retail	20,185	16,905	15,114	13,104
Total	$52,702	$51,075	$37,070	$37,668

	For the Six Months Ended June 30,
	Revenues		NOI
	2016	2015	2016	2015
Office	$64,952	$68,214	$44,130	$50,119
Industrial	3,245	5,789	2,377	4,770
Retail	40,049	36,451	29,789	27,029
Total	$108,246	$110,454	$76,296	$81,918
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
As of June 30, 2016, we had approximately $15.5 million in net debt related investments, which was not material relative to our total investments. Our management currently is not seeking to increase our investment in our debt related investments portfolio due to its less desirable return when compared to our other investment options. As such, we no longer consider debt related investments to be a material reportable operating segment. Accordingly, we have not presented debt related investments as a separate segment for the six months ended June 30, 2016 and we have revised the prior period to conform to the presentation of the current period.
The following table is a reconciliation of our NOI to our reported net income attributable to common stockholders for the three and six months ended June 30, 2016 and 2015 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net operating income	$37,070	$37,668	$76,296	$81,918
Debt related income	237	1,584	475	4,787
Real estate depreciation and amortization expense	(20,198)	(19,738)	(40,034)	(40,554)
General and administrative expenses	(2,338)	(2,944)	(4,958)	(5,680)
Advisory fees, related party	(3,671)	(4,497)	(7,436)	(8,796)
Acquisition-related expenses	(474)	(358)	(525)	(783)
Impairment of real estate property	—	(224)	(587)	(1,624)
Interest and other income	(69)	163	(11)	797
Interest expense	(10,422)	(11,275)	(21,383)	(25,256)
(Loss) gain on extinguishment of debt and financing commitments	—	(272)	5,136	(1,168)
Gain on sale of real property	—	—	41,400	128,667
Net income attributable to noncontrolling interests	(18)	(37)	(4,474)	(8,655)
Net income attributable to common stockholders	$117	$70	$43,899	$123,653
The following table reflects our total assets by business segment as of June 30, 2016 and December 31, 2015 (amounts in thousands):

	As of
	June 30, 2016	December 31, 2015
Segment assets:
Office	$865,609	$1,027,132
Industrial	62,681	61,231
Retail	842,889	785,854
Total segment assets, net	1,771,179	1,874,217

Non-segment assets:
Debt related investments, net	15,469	15,722
Cash and cash equivalents	17,088	15,769
Other non-segment assets (1)	50,563	55,183
Total assets	$1,854,299	$1,960,891

(1)	Other non-segment assets primarily consist of corporate assets including restricted cash and receivables, including straight-line rent receivable.
໿

12. SUBSEQUENT EVENTS
We have evaluated subsequent events for the period from June 30, 2016, the date of these financial statements, through the date these financial statements are issued, and determined that there have been no significant subsequent events. For information regarding acquisitions, dispositions, and financing transactions that occurred subsequent to June 30, 2016, see “Subsequent Events” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements may relate to, without limitation, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), other development trends of the real estate industry, business strategies, and the growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors that may cause our results to vary are general economic and business (particularly real estate and capital market) conditions being less favorable than expected, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, availability and creditworthiness of prospective tenants, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, tenants’ ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental, regulatory and/or safety requirements, tenant bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control. For a further discussion of these factors and other risk factors that could lead to actual results materially different from those described in the forward-looking statements, see “Risk Factors” under (i) Item 1A of Part 1 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 3, 2016, and (ii) Item 1A of Part II of our Quarterly Report on Form 10-Q filed with the Commission on May 13, 2016, both available at www.sec.gov, and Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
The following table summarizes our investments in real properties, by segment, using our estimated fair value of these investments as of June 30, 2016 (amounts in thousands):
໿

	Geographic Markets	Number of Properties	Net Rentable Square Feet	% Leased (1)	Aggregate Fair Value
Office properties	13	17	3,581	90.4%	$1,192,700
Industrial properties	3	6	1,909	80.4%	85,550
Retail properties	9	35	3,843	94.9%	1,020,050
Real properties	20 (2)	58	9,333	90.2%	$2,298,300

(1)	Percentage leased is based on executed leases as of June 30, 2016.

(2)	The total number of our geographic markets does not equal the sum of the number of geographic markets by segment, as we have more than one segment in certain geographic markets.
We may target investments in four primary property categories of office, industrial, retail and multifamily. Although we may own properties in each of these categories, we are not tied to specific allocation targets and we may not always have significant holdings, or any holdings at all, in each category. For example, we do not currently own multifamily investments, although we intend to consider multifamily investment opportunities in the future. Also, through the disposition of assets, our ownership of industrial assets has declined to less than 5% of our portfolio as of June 30, 2016. Our recent investment strategy has primarily been focused on multi-tenant office and necessity-oriented retail investments located in what we believe are strong markets poised for long-term growth. We currently intend that our near term investment strategy will continue to focus on these multi-tenant office and necessity-oriented retail investments. We may also look for opportunities to increase our holdings of industrial assets over the next year. However, there can be no assurance that we will be successful in this investment strategy, including with respect to any particular asset class. To a lesser extent we may invest in other types of real estate including, but not limited to, hospitality, medical offices, student housing and unimproved land. We anticipate that the majority of our real property investments will be made in the United States, although we may also invest in Canada and Mexico, and potentially elsewhere on a limited basis, to the extent that opportunities exist that may help us meet our investment objectives.
Any future and near-term obligations are expected to be funded primarily through the use of cash on hand, cash generated from operations, proceeds from our public offerings and other equity offerings, proceeds from the sale of existing investments, and the issuance and assumption of debt obligations.

•	Cash on hand — As of June 30, 2016, we had approximately $17.1 million of cash and cash equivalents.

•	Cash available under our credit facility — As of June 30, 2016, the unused portion of our line of credit was approximately $186.8 million, all of which was available to us.

•	Cash generated from operations — During the six months ended June 30, 2016, we generated approximately $43.4 million from operations of our real properties and income from debt related investments.

•
Proceeds from offerings of equity securities — We currently maintain a public offering of our shares of common stock. During the six months ended June 30, 2016, we raised approximately $51.4 million in proceeds from the sale of Class A, W, and I shares in our current follow-on public offering, including approximately $2.6 million under the distribution reinvestment plan. Additionally, during the six months ended June 30, 2016, we received approximately $7.6 million in proceeds from the distribution reinvestment plan offering of our unclassified shares of common stock, which we refer to as “Class E” shares (the “Class E DRIP Offering”).

•
Cash generated from private placements — In March 2016, we initiated a program to raise capital in private placements through the sale of beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). During the six months ended June 30, 2016, we raised approximately $1.1 million pursuant to the DST Program. For additional information on the DST Program, see our discussion under "Private Placements" in Note 9 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

•
Proceeds from sales of existing investments — During the six months ended June 30, 2016, we sold three operating properties. After buyer credits, closing costs and fees, and the assumption of a related mortgage note, we received net proceeds of $176.0 million.

We believe that our existing cash balance, cash generated from operations, proceeds from our public offerings and our ability to sell investments and to issue debt obligations remains adequate to meet our expected capital obligations for the next twelve months.
Significant Transactions During the Six Months Ended June 30, 2016
Investment Activity
Real Property Dispositions
During the six months ended June 30, 2016, we completed the disposition of three properties aggregating approximately 880,000 net rentable square feet for an aggregate sales price of approximately $186.3 million. For  additional discussion of our real property dispositions, see Note 3 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.
Real Property Acquisition
During the six months ended June 30, 2016, we acquired a retail property in the South Florida market comprising approximately 82,000 net rentable square feet for an acquisition price of approximately $66.5 million.໿
Financing Activity
Self-Tender Offers
During the six months ended June 30, 2016, we completed two self-tender offers, one on June 14, 2016 and the other on March 14, 2016, pursuant to which we accepted for purchase approximately 6.8 million and 4.1 million unclassified shares of common stock, respectively, which we refer to as “Class E” shares, at a purchase price of $7.31 and $7.39 per share, respectively, for an aggregate cost of approximately $49.5 million and $30.0 million, respectively. We funded the purchases with draws on our revolving credit facility.
Repayments of Mortgage Borrowings
During the six months ended June 30, 2016, we repaid five mortgage note borrowings in full with an aggregate balance of approximately $153.3 million at the time of the payoffs and a weighted average interest rate of 6.11%. We funded the repayments with proceeds from our revolving credit facility and proceeds from real property dispositions.  For additional information on these repayments, see Note 5 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.
New Mortgage Note Borrowing
During the six months ended June 30, 2016, we received proceeds from a $33.0 million mortgage note borrowing subject to an interest rate spread of 1.60% over one-month LIBOR, which matures in March 2023. We have effectively fixed the interest rate of the borrowing using interest rate swaps at 3.051% for the term of the borrowing. The mortgage note will be non-amortizing for the first two years and will be amortizing on a 30-year amortization schedule thereafter. The mortgage note is secured by an office property in the Dallas, TX market.
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

The following table sets forth the components of NAV for the Company as of June 30, 2016 and March 31, 2016 (amounts in thousands except per share information). As used below, “Fund Interests” means our Class E shares, Class A shares, Class W shares, and Class I shares, along with the OP Units held by third parties, and “Aggregate Fund NAV” means the NAV of all of the Fund Interests.
໿

	As of June 30, 2016	As of March 31, 2016
Office properties	$1,192,700	$1,184,385
Industrial properties	85,550	85,650
Retail properties	1,020,050	951,700
Real properties	$2,298,300	$2,221,735
Debt related investments	15,469	15,596
Total Investments	$2,313,769	$2,237,331
Cash and other assets, net of other liabilities	(19,238)	(12,695)
Debt obligations	(1,026,292)	(945,053)
Outside investors' interests	(3,381)	(3,320)
Aggregate Fund NAV	$1,264,858	$1,276,263
Total Fund Interests outstanding	171,526	173,445
NAV per Fund Interest	$7.37	$7.36
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
The June 30, 2016 valuation for our real properties was provided by the Independent Valuation Firm in accordance with our valuation procedures and determined starting with the appraised value. The aggregate real property valuation of $2.30 billion compares to a GAAP basis of real properties (before accumulated amortization and depreciation and the impact of intangible lease liabilities) of $2.15 billion, representing an increase of approximately $153.1 million or 7.1%. Certain key assumptions that were used by our Independent Valuation Firm in the discounted cash flow analysis are set forth in the following table based on weighted averages by property type.
໿

	Office	Industrial	Retail	Weighted Average Basis
Exit capitalization rate	6.70%	7.65%	6.46%	6.63%
Discount rate / internal rate of return ("IRR")	7.32%	8.39%	6.99%	7.21%
Annual market rent growth rate	3.08%	2.93%	2.88%	2.99%
Average holding period (years)	10.8	10.7	10.4	10.6
A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, an increase in the weighted-average annual discount rate/IRR and the exit capitalization rate of 0.25% would reduce the value of our real properties by approximately 1.98% and 2.19%, respectively.

The following table sets forth the quarterly changes to the components of NAV for the Company and the reconciliation of NAV changes for each class of shares (amounts in thousands, except per share and footnoted information):

	Total	Class E Common Stock	Class A Common Stock	Class W Common Stock	Class I Common Stock	Class E OP Units
NAV as of March 31, 2016	$1,276,263	$980,642	$14,190	$16,761	$172,123	$92,547
Fund level changes to NAV
Realized/unrealized losses on net assets	(3,990)	(2,959)	(47)	(53)	(637)	(294)
Income accrual	26,083	19,940	285	317	3,669	1,872
Dividend accrual	(15,525)	(11,939)	(133)	(167)	(2,165)	(1,121)
Advisory fee	(3,657)	(2,795)	(40)	(44)	(516)	(262)
Performance based fee	—	—	—	—	—	—
Class specific changes to NAV
Dealer Manager fee	(89)	—	(21)	(23)	(45)	—
Distribution fee	(17)	—	(17)	—	—	—
NAV as of June 30, 2016
before share/unit sale/redemption activity	$1,279,068	$982,889	$14,217	$16,791	$172,429	$92,742
Share/unit sale/redemption activity
Shares/units sold	46,228	3,727	701	1,240	40,560	—
Shares/units redeemed	(60,438)	(53,974)	(1,024)	(2,404)	(769)	(2,267)
NAV as of June 30, 2016	$1,264,858	$932,642	$13,894	$15,627	$212,220	$90,475
Shares/units outstanding as of March 31, 2016	173,445	133,270	1,929	2,278	23,391	12,577
Shares/units sold	6,265	510	94	168	5,493	—
Shares/units redeemed	(8,185)	(7,307)	(139)	(327)	(104)	(308)
Shares/units outstanding as of June 30, 2016	171,525	126,473	1,884	2,119	28,780	12,269
NAV per share/unit as of March 31, 2016		7.36	7.36	7.36	7.36	7.36
Change in NAV per share/unit		0.01	0.01	0.01	0.01	0.01
NAV per share/unit as of June 30, 2016		$7.37	$7.37	$7.37	$7.37	$7.37
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

The following unaudited table presents a reconciliation of FFO to net income for the three and six months ended June 30, 2016 and 2015 (amounts in thousands, except per share information):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Reconciliation of net earnings to FFO:
Net income attributable to common stockholders	$117	$70	$43,899	$123,653
Add (deduct) NAREIT-defined adjustments:
Depreciation and amortization expense	20,198	19,738	40,034	40,554
Gain on disposition of real property	—	—	(41,400)	(128,667)
Impairment of real estate property	—	224	587	1,624
Noncontrolling interests’ share of net income	18	37	4,474	8,655
Noncontrolling interests’ share of FFO	(1,499)	(1,472)	(4,578)	(3,280)
FFO attributable to common shares-basic	18,834	18,597	43,016	42,539
FFO attributable to dilutive OP Units	1,456	1,331	3,334	2,993
FFO attributable to common shares-diluted	$20,290	$19,928	$46,350	$45,532
FFO per share-basic and diluted	$0.12	$0.10	$0.26	$0.23
Weighted average number of shares outstanding
Basic	161,209	183,157	162,581	181,247
Diluted	173,669	196,267	175,179	194,029
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
The following unaudited table presents a reconciliation of Company-Defined FFO to FFO for the three and six months ended June 30, 2016 and 2015 (amounts in thousands, except per share information):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Reconciliation of FFO to Company-Defined FFO:
FFO attributable to common shares-basic	$18,834	$18,597	$43,016	$42,539
Add (deduct) our adjustments:
Acquisition-related expenses	474	358	525	783
Loss (Gain) on extinguishment of debt and financing commitments	—	272	(5,136)	1,168
Gain on derivatives	—	(128)	—	(117)
Noncontrolling interests’ share of NAREIT-defined FFO	1,499	1,472	4,578	3,280
Noncontrolling interests’ share of Company-Defined FFO	(1,533)	(1,506)	(3,287)	(3,400)
Company-Defined FFO attributable to common shares-basic	19,274	19,065	39,696	44,253
Company-Defined FFO attributable to dilutive OP Units	1,490	1,365	3,076	3,113
Company-Defined FFO attributable to common shares-diluted	$20,764	$20,430	$42,772	$47,366
Company-Defined FFO per share-basic and diluted	$0.12	$0.10	$0.24	$0.24
Weighted average number of shares outstanding
Basic	161,209	183,157	162,581	181,247
Diluted	173,669	196,267	175,179	194,029
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

Our Operating Results
Three and Six Months Comparison
Our results of rental activities are presented in two groups: (i) all operating properties that we acquired prior to January 1, 2015 and owned through June 30, 2016 (the “Same Store Portfolio”), providing meaningful comparisons for the three and six months ended June 30, 2016 and the three and six months ended June 30, 2015, and (ii) all other operating properties, which were acquired or disposed during the same period (the “Non-Same Store Portfolio”). The Same Store Portfolio includes 49 properties, comprising approximately 7.9 million square feet. The following table illustrates the changes in rental revenues, rental expenses, debt-related investment income, and net operating income for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 (dollar amounts in thousands).

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenue
Base rental revenue - Same Store Portfolio (1)	$35,719	$34,762	$957	3%	$71,132	$69,948	$1,184	2%
Average % leased	89.5%	88.3%	1.2%	1%	89.3%	89.9%	(0.6)%	-1%
Other rental revenue - Same Store Portfolio (2)	6,641	7,122	(481)	-7%	13,494	17,678	(4,184)	-24%
Total rental revenue - Same Store Portfolio	42,360	41,884	476	1%	84,626	87,626	(3,000)	-3%
Rental revenue - Non-Same Store Portfolio	10,342	9,191	1,151	13%	23,620	22,828	792	3%
Total rental revenue	$52,702	$51,075	$1,627	3%	$108,246	$110,454	$(2,208)	-2%
Rental Expenses
Same Store Portfolio	$11,953	$11,116	$837	8%	$23,905	$24,518	$(613)	-3%
Non-Same Store Portfolio	3,679	2,291	1,388	61%	8,045	4,018	4,027	100%
Total rental expenses	$15,632	$13,407	$2,225	17%	$31,950	$28,536	$3,414	12%
Net Operating Income
Real property - Same Store Portfolio (2)	30,407	30,768	(361)	-1%	$60,721	$63,108	$(2,387)	-4%
Real property - Non-Same Store Portfolio	6,663	6,900	(237)	-3%	15,575	18,810	(3,235)	-17%
Total net operating income (3)	$37,070	$37,668	$(598)	-2%	$76,296	$81,918	$(5,622)	-7%

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

(2)
Our same store NOI includes certain non-cash GAAP adjustments for rental revenue for straight line rent and amortization of above market lease assets and below market lease liabilities that caused a decrease to GAAP NOI of approximately $654,000 and $171,000 for the three months ended June 30, 2016 and 2015, respectively, and approximately $1.2 million and $138,000 for the six months ended June 30, 2016 and 2015, respectively.

(3)
For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “—How We Measure Our Operating Performance—Net Operating Income (“NOI”)” above. See also Note 11 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Net Operating Income
Base Rental Revenue - Same Store
The table below presents the factors contributing to the increase in our same store base rental revenue for the three months ended June 30, 2016 and 2015 (dollar amounts other than annualized base rent per square foot in thousands):
໿

Same Store Portfolio	Base Rent for the Three Months Ended June 30,			Average % Leased for the Three Months Ended June 30,		Annualized Base Rent per Square Foot for the Three Months Ended June 30 (1),
	2016	2015	$ Change	2016	2015	2016	2015
Office	$21,802	$21,305	$497	90.2%	91.9%	$34.67	$33.26
Industrial	1,315	1,173	142	80.4%	74.1%	3.43	3.32
Retail	12,602	12,284	318	94.5%	93.7%	16.82	16.53
Total base rental revenue - same store	$35,719	$34,762	$957	89.5%	88.3%	$20.28	$20.01

(1)	Represents contractual base rent and does not include the impact of tenant concessions, such as free rent and tenant reimbursements.
Base rental revenue in our same store portfolio increased for the three months ended June 30, 2016, compared to the same period in 2015, primarily due to (i) an increase in average base rent per square foot for the three months ended June 30, 2016, resulting from scheduled rent accelerations for existing leases and improving rental rates for new and renewal leases, and (ii) an increase in average percentage leased for the three months ended June 30, 2016, compared to the same period in 2015, driven primarily by the execution of a 105,000 square feet lease in November 2015 located in the Louisville, KY market.
The table below presents the factors contributing to the increase in our same store base rental revenue for the six months ended June 30, 2016 and 2015 (dollar amounts other than annualized base rent per square foot in thousands):

Same Store Portfolio	Base Rent for the Six Months Ended June 30,			Average % Leased for the Six Months Ended June 30,		Annualized Base Rent per Square Foot for the Six Months Ended June 30 (1),
	2016	2015	$ Change	2016	2015	2016	2015
Office	$43,273	$42,991	$282	89.9%	93.6%	$34.49	$32.92
Industrial	2,654	2,468	186	80.4%	77.8%	3.46	3.32
Retail	25,205	24,489	716	94.2%	93.8%	16.88	16.46
Total base rental revenue - same store	$71,132	$69,948	$1,184	89.3%	89.9%	$20.24	$19.78
Base rental revenue in our same store portfolio increased for the six months ended June 30, 2016, compared to the same period in 2015, primarily due to an increase in average base rent per square foot, resulting from scheduled rent accelerations for existing leases and improving rental rates for new and renewal leases, partially offset by (i) a decrease in the average leased square feet for the six months ended June 30, 2016 driven primarily by the vacancy of a 178,000 square feet single tenant office property in March 2015 located in the Washington, DC market, compared to the same period in 2015, and (ii) rent concessions that we granted to our tenants since June 30, 2015.
Other Rental Revenue - Same Store
Same store other rental revenue decreased for the six months ended June 30, 2016, compared to the same period in 2015, primarily due to (i) a $1.4 million lease termination payment related to a tenant in our retail portfolio that we received during the six months ended June 30, 2015, and (ii) a $2.0 million decrease in recoverable revenue due to a decrease in snow removal costs incurred by properties in our Greater Boston market due to a more normal winter in 2016 compared to 2015.

Rental Expenses - Same Store
The table below presents the amounts recorded and changes in rental expense of our same store portfolio for the three and six months ended June 30, 2016 and 2015 (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Real estate taxes	$4,637	$4,509	$128	2.8%	$9,332	$9,039	$293	3.2%
Repairs and maintenance	3,303	2,997	306	10.2%	6,639	8,076	(1,437)	-17.8%
Utilities	1,479	1,425	54	3.8%	3,165	3,174	(9)	-0.3%
Property management fees	955	908	47	5.2%	1,877	1,787	90	5.0%
Insurance	269	299	(30)	-10.0%	539	595	(56)	-9.4%
Other	1,310	978	332	33.9%	2,353	1,847	506	27.4%
Total same store rental expense	$11,953	$11,116	$837	7.5%	$23,905	$24,518	$(613)	-2.5%
The increase in repairs and maintenance expenses of the Same Store Portfolio for the three months ended June 30, 2016, compared to the same period in 2015, is primarily attributable to an increase in landscaping expenses during the three months ended June 30, 2016 compared to the same period in 2015.
The decrease in repairs and maintenance expenses of the Same Store Portfolio for the six months ended June 30, 2016, compared to the same period in 2015, is primarily attributable to a decrease in snow removal costs incurred by properties in our Greater Boston market due to the unusually harsh winter in 2015.
Real Property – Non-Same Store Portfolio
The decrease in rental revenue and NOI in our Non-Same Store Portfolio resulted from our disposition of three and 17 real properties during 2016 and 2015, respectively, partially offset by acquisitions of eight real properties during 2015 and one real property during 2016. See our discussion under “—Significant Transactions During the Six Months Ended June 30, 2016—Investment Activity” for further discussion of our disposition activities.
Debt Related Income
Debt related income decreased for the three months ended June 30, 2016, compared to the same period in 2015. The decrease is primarily attributable to the repayments of debt related investments of approximately $73.9 million since March 31, 2015, partially offset by the investment of approximately $2.7 million in debt related investments in the same period.
Debt related income decreased for the six months ended June 30, 2016, compared to the same period in 2015. The decrease is primarily attributable to the repayments of debt related investments of approximately $81.5 million during 2015, partially offset by the investment of approximately $3.7 million in debt related investments in the same period.
Other Operating Expenses
General and Administrative Expenses
General and administrative expenses decreased by approximately $606,000, or 21%, for the three months ended June 30, 2016, and decreased by approximately $722,000, or 13%, for the six months ended June 30, 2016, compared to the same period in 2015, primarily due to a decrease in reimbursements paid to our Advisor for salaries and overhead allocated to our Operating Partnership due to fewer acquisition activities during the three and six months ended June 30, 2016.
Advisory Fees
The decrease in advisory fees primarily resulted from the common stock redemptions pursuant to our self-tender offerings in 2015. See Note 9 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of all fees and reimbursements that we paid to our Advisor during the three and six months ended June 30, 2016 and 2015.

Impairment of Real Estate Property
During the six months ended June 30, 2016, we recorded a $587,000 impairment charge related to a consolidated office property located in the Chicago, IL market, which we acquired in January 2007 and we held through a joint venture in which we were not the managing partner. We held an 80% ownership interest in the office property. We sold this property in March 2016. Prior to the disposition, the net book value of the property exceeded the contract sales price less the cost to sell by approximately $587,000. Accordingly, we recorded an impairment charge to reduce the net book value of the property to our estimate of its fair value less the cost to sell.
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
Other Income (Expenses)
Interest Expense
Interest expense decreased for the three and six months ended June 30, 2016, compared to the same period in 2015, primarily due to a decrease of the weighted average interest rate to 3.6% as of June 30, 2016 from 4.8% as of June 30, 2015. The following table further describes our interest expense by debt obligation, and includes amortization of deferred financing costs, amortization related to our derivatives, and amortization of discounts and premiums for the three and six months ended June 30, 2016 and 2015 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Debt Obligation	2016	2015	2016	2015
Mortgage notes	$6,263	$8,273	$13,109	$18,872
Unsecured borrowings	4,155	2,853	8,270	5,664
Other secured borrowings	—	160	—	477
Financing obligations	4	(11)	4	243
Total interest expense	$10,422	$11,275	$21,383	$25,256
(Loss) Gain on Extinguishment of Debt and Financing Commitments
During the six months ended June 30, 2016 and 2015, we had a gain of approximately $5.1 million and a loss of approximately $1.2 million on extinguishment of debt and financing commitments, respectively. The gain in 2016 resulted from the extinguishment of a $5.1 million contingently payable mortgage note that was not ultimately required to be repaid. The loss in 2015 primarily resulted from deferred financing costs written off due to the amendment and restatement of our credit facility on January 13, 2015. See Note 5 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information regarding our repayment of mortgage notes during the six months ended June 30, 2016.
Gain on Sale of Real Property
During the six months ended June 30, 2016 and 2015, we recorded gain on sale of real property of approximately $41.4 million and $128.7 million, respectively. For a detailed discussion of the real properties we disposed of during the six months ended June 30, 2016 and 2015, see Note 3 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
Liquidity Outlook
We believe our existing cash balance, our available credit under our revolving credit facilities, cash from operations, additional proceeds from our public offerings, proceeds from the sale of existing investments, and prospective debt or equity issuances will be sufficient to meet our liquidity and capital needs for the foreseeable future, including the next 12 months. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, distribution payments, debt service payments, including debt maturities of approximately $283.5 million, of which approximately $105.3 million are subject to extension options beyond June 30, 2017, redemption payments, issuer tender offers, and acquisitions of real property and debt related investments. Subsequent to June 30, 2016, we repaid approximately $24.0 million of debt that was scheduled to mature over the next 12 months. Borrowings that are subject to extension options are also subject to certain lender covenants and restrictions that we must meet to extend the initial maturity date. We currently believe that we will qualify for these extension options. However, we cannot guarantee that we will meet the requirements to extend the notes upon initial maturity. In the event that we do not qualify to extend the notes, we expect to repay them with proceeds from new borrowings or available proceeds from our revolving credit facility.
In order to maintain a reasonable level of liquidity for redemptions of Class A, Class W and Class I shares pursuant to our Second Amended and Restated Class A, W and I Share Redemption Program (the “Class AWI SRP”), we intend to generally maintain under normal circumstances the following aggregate allocation to sources of liquidity, which include liquid assets and capacity under our borrowing facilities: (1) 10% of the aggregate NAV of our outstanding Class A, Class W and Class I shares up to $1 billion of collective Class A, Class W and Class I share NAV, and (2) 5% of the aggregate NAV of our outstanding Class A, Class W and Class I shares in excess of $1 billion of collective Class A, Class W and Class I share NAV. However, as set forth in the Class AWI SRP, no assurance can be given that we will maintain this allocation to liquid assets. Our board of directors has the right to modify, suspend or terminate our Class AWI SRP if it deems such action to be in the best interest of our stockholders. As of June 30, 2016, the aggregate NAV of our outstanding Class A, Class W and Class I shares was approximately $241.7 million.
We calculate our leverage for reporting purposes as the principal balance of our total borrowings divided by the fair value of our real property and debt related investments. Based on this methodology, as of June 30, 2016, our leverage was 44.4%.  There are other methods of calculating our overall leverage ratio that may differ from this methodology, such as the methodology used in determining our compliance with corporate borrowing covenants.
As of June 30, 2016, we had approximately $17.1 million of cash and cash equivalents compared to $15.8 million as of December 31, 2015. The following discussion summarizes the sources and uses of our cash during the six months ended June 30, 2016.
Operating Activities
Net cash provided by operating activities decreased by approximately $4.5 million to approximately $43.4 million for the six months ended June 30, 2016 from approximately $47.9 million for the same period in 2015. The decrease is primarily due to (i) a decrease in NOI as discussed previously under “Our Operating Results” and (ii) a decrease in interest payments received from our debt related investments, partially offset by (i) a decrease in payments made for interest expenses due to a decrease in total borrowings, (ii) a decrease in asset management fees primarily resulting from the common stock redemptions pursuant to our self-tender offers during 2015 and 2016, and (iii) a decrease in payments made for acquisition fees due to fewer acquisition activities.
Lease Expirations
Our primary source of funding for our property-level operating expenses and debt service payments is rent collected pursuant to our tenant leases. Our operating portfolio was approximately 90.2% leased as of June 30, 2016, compared to approximately 87.5% as of June 30, 2015. Our properties are generally leased to tenants for terms ranging from three to ten years. As of June 30, 2016,  the weighted average remaining term of our leases was approximately 4.3 years, based on annualized base rent, and 4.7 years, based on leased square footage.

The following is a schedule of expiring leases for our consolidated operating properties by annualized base rent and square footage as of June 30, 2016 and assuming no exercise of lease renewal options (dollar amounts and square footage in thousands):

	Lease Expirations
Year (1)	Number of Leases Expiring	Annualized Base Rent (2)%		Square Feet	%
2016 (3)	52	$3,030	1.8%	201	2.4%
2017	96	39,071	23.0%	1,228	14.6%
2018	121	13,439	7.9%	643	7.6%
2019	103	24,515	14.4%	1,192	14.2%
2020	109	24,144	14.2%	1,209	14.4%
2021	66	18,154	10.8%	1,658	19.7%
2022	31	9,216	5.4%	509	6.1%
2023	32	15,795	9.3%	637	7.6%
2024	23	4,807	2.8%	322	3.8%
2025	16	3,817	2.2%	197	2.3%
Thereafter	32	13,848	8.2%	614	7.3%
Total	681	$169,836	100.0%	8,410	100.0%

(1)
The lease expiration year does not include the consideration of any renewal or extension options. Also, the lease expiration year is based on noncancellable lease terms and does not extend beyond any early termination rights that the tenant may have under the lease.

(2)	Annualized base rent represents the annualized monthly base rent of leases executed as of June 30, 2016.

(3)	Represents the number of leases expiring and annualized base rent for the remainder of 2016. Includes 13 leases with annualized base rent of approximately $448,000 that are on a month-to-month basis.
໿
Our two most significant leases, together comprising approximately 24.7% of our annualized base rent as of June 30, 2016, will expire between January 2017 and September 2017. However, one of these leases includes seven subleases comprising approximately 7.0% of our annualized base rent as of June 30, 2016, which will become our direct leases upon expiration of the current in-place lease. These subleases will expire between September 2020 and September 2032. The above lease expiration table includes these subleases in the years in which the subleases will expire, as opposed to reflecting the full impact of the lease expiration of the current in-place lease in 2017. Based on market information as of June 30, 2016, we have obtained third-party estimates that current market rental rates, on a weighted-average basis utilizing annualized base rent as of June 30, 2016, are approximately 8% lower than our two most significant in-place leases. Accordingly, if market rents do not increase significantly, replicating the cash flows from these leases would be very difficult. When the leases expire we may be forced to lower the rental rates or offer other concessions in order to attract new tenants. In addition, we could be required to expend substantial funds to construct new tenant improvements in the vacated space.
During the six months ended June 30, 2016, we signed new leases for approximately 180,000 square feet and renewal leases for approximately 193,000 square feet. Tenant improvements and leasing commissions related to these leases were approximately $7.0 million and $5.4 million, respectively, or $18.82 and $14.51 per square foot, respectively. Of the leases described above, approximately 193,000 square feet were considered comparable leases related to which we realized average straight line rent growth of 22.2%, and tenant improvements and incentives of approximately $8.72 per square foot. Comparable leases comprise leases for which prior leases were in place for the same suite within 12 months of executing the new lease.
Investing Activities
Net cash provided by investing activities decreased approximately $108.9 million to approximately $98.0 million for the six months ended June 30, 2016 from $206.9 million for the same period in 2015. The decrease is primarily due to (i) a $147.1 million decrease in proceeds from disposition of real properties, and (ii) a $30.2 million decrease in principal collections on debt related investments, partially offset by a $66.4 million decrease in cash paid to acquire operating properties.

Financing Activities
Net cash used in financing activities decreased approximately $100.3 million to approximately $140.0 million for the six months ended June 30, 2016 from $240.3 million for the same period in 2015. The decrease is primarily due to (i) $44.0 million net proceeds from our unsecured borrowings in 2016 compared to $95.0 million net repayments of our unsecured borrowings in 2015, (ii) a $53.3 million decrease in cash paid for defeasance of mortgage note borrowings, (iii) a $32.1 million increase in cash received from mortgage note proceeds, (iv) a $25.8 million decrease in cash paid for net repayment of other secured borrowings, partially offset by (i) a $71.6 million increase in cash paid for mortgage note repayments, and (ii) a $67.6 million increase in cash paid for redemption of common shares primarily due to the repurchase of our common shares pursuant to self-tender offers.
During the the six months ended June 30, 2016 and 2015, we raised approximately $51.4 million and $65.5 million in proceeds from the sale of Class A, W, and I shares, respectively, including approximately $2.6 million and $1.3 million under the distribution reinvestment plan, respectively. We have offered and will continue to offer Class E shares of common stock through the Class E DRIP Offering. The amount raised under the Class E DRIP Offering decreased by approximately $1.7 million to approximately $7.6 million for the six months ended June 30, 2016, from approximately $9.3 million for the same period in 2015. In addition, during the six months ended June 30, 2015, we raised approximately $7.3 million from OP Units issued in a real estate transaction.
Debt Maturities
Eight of our mortgage notes with an aggregate outstanding balance as of June 30, 2016 of approximately $334.3 million have initial maturities before January 1, 2018. Of these borrowings, one mortgage note with an outstanding balance of approximately $105.3 million as of June 30, 2016 has extension options beyond December 31, 2017. These extension options are subject to certain lender covenants and restrictions that we must meet to extend the maturity date. We currently believe that we will qualify for our extension options. However, we cannot guarantee that we will meet the requirements to extend the notes upon initial maturity. In the event that we do not qualify to extend the notes, we expect to repay them with proceeds from new borrowings or available proceeds from our revolving credit facility.
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

The following table sets forth the amounts and sources of distributions declared for the three and six months ended June 30, 2016 and 2015 (dollar amounts in thousands):
໿

	For the Three Months Ended				For the Six Months Ended
Distributions:	June 30, 2016	% of Total Distributions	June 30, 2015	% of Total Distributions	June 30, 2016	% of Total Distributions	June 30, 2015	% of Total Distributions
Common stock distributions paid in cash	$9,284	59.2%	$10,902	61.7%	$18,840	59.5%	$21,657	62.0%
Other cash distributions (1)	1,267	8.1%	1,262	7.1%	2,581	8.2%	2,446	7.0%
Total cash distributions	$10,551	67.3%	$12,164	68.9%	$21,421	67.7%	$24,103	69.0%
Common stock distributions reinvested in common shares	5,120	32.7%	5,502	31.1%	10,219	32.3%	10,825	31.0%
Total distributions	$15,671	100.0%	$17,666	100.0%	$31,640	100.0%	$34,928	100.0%
Sources of distributions:
Cash flow from operations (2)	$28,147	179.6%	$22,317	126.3%	$43,361	137.0%	$47,868	137.0%
Financial performance metric:
NAREIT-defined FFO (3)	$20,290	129.5%	$19,928	112.8%	$46,350	146.5%	$45,532	130.4%

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

(2)
Expenses associated with the acquisition of real property are recorded to earnings and as a deduction to our cash from operations. We incurred acquisition-related expenses of approximately $474,000 and $358,000 during the three months ended June 30, 2016 and 2015, respectively, and approximately $525,000 and $783,000 during the the six months ended June 30, 2016 and 2015, respectively.

(3)
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
໿
໿

For the Quarter Ended:	Number of Class E Shares Requested for Redemption or Purchase	Number of Class E Shares Redeemed or Purchased	Percentage of Class E Shares Requested for Redemption Redeemed or for Purchase Purchased	Price Paid per Share
September 30, 2015
Class E SRP – Ordinary Redemptions	12,456	1,393	11.2%	$7.42
Class E SRP – Death or Disability Redemptions	452	452	100%	7.42
Self-Tender Offer Purchases (1)	17,153	17,153	100%	7.25
Total / Average	30,061	18,998	63.2%	7.27
December 31, 2015
Self-Tender Offer Purchases (2)	20,758	2,707	13%	7.39
Total / Average	20,758	2,707	13%	7.39
March 31, 2016
Class E SRP – Death or Disability Redemptions	460	460	100%	7.43
Self-Tender Offer Purchases (2)	13,660	4,058	29.7%	7.39
Total / Average	14,120	4,518	32%	7.39
June 30, 2016
Class E SRP – Death or Disability Redemptions	537	537	100%	7.37
Self-Tender Offer Purchases (2)	13,896	6,770	48.7%	7.31
Total / Average	14,433	7,307	50.6%	7.31
Average	19,843	8,383	42.2%	$7.30

(1)
Amounts represent Class E shares properly tendered and not properly withdrawn at or below the final purchase price of $7.25 per share of a modified “Dutch auction” tender offer, which we completed on August 12, 2015. An additional 6,863 Class E shares were submitted for redemption at prices higher than the final purchase price, and were therefore not properly tendered.

(2)	Amounts represent Class E shares purchased pursuant to self-tender offers, which we completed on December 23, 2015, March 14, 2016, and June 14, 2016.
Additionally, during the second quarter of 2016,  we satisfied 100% of redemption requests received pursuant to our Class AWI SRP; we redeemed approximately 327,000 Class W shares for a weighted average price of approximately $7.35 per share, approximately 139,000 Class A shares for a weighted average price of approximately $7.35 per share, and approximately 104,000 Class I shares for a weighted average price of approximately $7.35 per share. See “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q for more information regarding redemptions of shares during the three months ended June 30, 2016.
Subsequent Events
The following dispositions and financing transactions occurred subsequent to June 30, 2016.
Self-Tender
On August 5, 2016, we commenced a self-tender offer to purchase for cash up to $30 million of our Class E shares, subject to our ability to increase the number of shares accepted for payment in the offer by up to but not more than 2% of our outstanding Class E shares (resulting in a commensurate increase in the dollar volume by up to approximately $2.5 million, without amending or extending the offer in accordance with rules promulgated by the Commission, at a purchase price of $7.35 per share, net to the seller in cash, less any applicable withholding taxes and without interest. The offer was made upon the terms and subject to the conditions set forth in the Offer to Purchase, dated August 5, 2016, and in the related Letter of Transmittal, filed with the Commission on Schedule TO on August 5, 2016. The offer will expire at 5:00 p.m. Central Time, on Tuesday, September 13, 2016.

Repayment of a Mortgage Note
Subsequent to June 30, 2016, we repaid one mortgage note borrowing in full prior to its scheduled maturity within the open prepayment period using proceeds from our revolving credit facility. Our “Bala Pointe” mortgage note had a balance of approximately $24.0 million as of June 30, 2016, with an interest rate of 5.89% and a maturity date of September 1, 2016. This mortgage note was secured by an office property in the Philadelphia, PA market, which we hold through a joint venture in which we are not the managing partner.
Borrowing Under Mortgage Note
On August 5, 2016, we received proceeds from a new mortgage note borrowing of approximately $52.5 million subject to an interest rate spread of 1.65% over one-month LIBOR, which matures in August 2023. On August 8, 2016, we entered into an amortizing interest rate swap with an initial notional amount of $52.5 million that will become effective in July 2018 and mature in July 2021. As a result of the swap execution, the interest rate of the mortgage note will effectively be fixed at 2.852% for the effective period of this interest rate swap. The mortgage note will be non-amortizing for the first two years and will be amortizing based on a 30-year amortization schedule thereafter. The mortgage note is secured by an office property in the Washington, DC market.
Disposition of Real Property
On August 5, 2016, we disposed of a retail property in Rockland, MA comprising approximately 39,000 net rentable square feet to an unrelated third party. We sold the property, which had a net basis of approximately $2.6 million as of June 30, 2016, for a total sales price of $3.6 million.
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
As of June 30, 2016, the fair value of our fixed-rate borrowings was $473.7 million and the carrying value of our fixed-rate borrowings was $464.6 million. The fair value estimate of our fixed-rate borrowings was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of June 30, 2016. As we expect to hold our fixed-rate borrowings to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed-rate borrowings, would have a significant impact on our operations.
As of June 30, 2016, we had approximately $190.7 million of unhedged floating-rate borrowings outstanding subject to an interest rate of 1.40% over one-month LIBOR. If the one-month LIBOR were to increase 10%, we estimate that our quarterly interest expense would increase by approximately $22,000 based on our outstanding floating-rate debt as of June 30, 2016.
 We may seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by selectively utilizing derivative instruments to hedge exposures to changes in interest rates on loans secured by our assets. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy is designed to minimize the impact on our net income (loss) and funds from operations from changes in interest rates, the overall returns on our investments may be reduced. During the six months ended June 30, 2016, we recorded a decrease in our net asset value of approximately $15.8 million as a result of changes in the value of our derivatives. Changes in the interest rate yield curve directly impact the value of our derivatives and, as capital market expectations of future interest rates have declined, so have the value of our derivatives.
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

PART II.  OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
Please see the risk factors discussed in (i) Item 1A of Part I of our Annual Report on Form 10-K filed with the Commission on March 3, 2016 and (ii) Item 1A of Part II of our Quarterly Report on Form 10-Q filed with the Commission on May 13, 2016. The following risk factors update these previously disclosed risk factors under the same heading in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.
We are required to pay substantial compensation to our Advisor and its affiliates, which may be increased or decreased during our Class A, Class W and Class I offering or future offerings by a majority of our board of directors, including a majority of the independent directors.
Pursuant to our agreements with our Advisor and its affiliates, we are obligated to pay substantial compensation to our Advisor and its affiliates. Subject to limitations in our charter, the fees, compensation, income, expense reimbursements, interests and other payments that we are required to pay to our Advisor and its affiliates may increase or decrease during our Class A, Class W and Class I offering or future offerings if such change is approved by a majority of our board of directors, including a majority of the independent directors. For example, we previously paid our Advisor a development management fee and we were previously subject to a property management agreement. We may reinstate the development management fee or reenter into a property management agreement at any time with the agreement of our Advisor, our former property manager and/or their affiliates. The compensation that we pay to our Advisor and its affiliates will decrease the amount of cash we have available for operations and new investments and could negatively impact our NAV, our ability to pay distributions and your overall return.
We are exposed to risks arising from a small number of tenants comprising a significant portion of our income.
As of June 30, 2016, a significant portion of our annualized base rent comes from three tenants. As a result, we are particularly exposed to their ability and willingness to perform according to the contractual terms of their existing leases and to renew when the leases expire. When the leases expire, we may be forced to lower the rental rates or offer other concessions in order to retain the tenants. Any reduction in the rental rates or other lease terms may have a meaningful impact to our operating results. Further, if our significant tenants choose not to renew at all, we will likely suffer from periods of receiving no rent while we seek replacement tenants, and incur costs related to finding replacement tenants. Our two most significant leases, together comprising approximately 24.7% of our annualized base rent as of June 30, 2016, will expire between January 2017 and September 2017. One of these leases includes ten subleases comprising approximately 7.0% of our annualized base rent as of June 30, 2016, which are scheduled to expire between September 2020 and September 2032. Based on market information as of June 30, 2016, we have obtained third-party estimates that current market rental rates, on a weighted-average basis utilizing annualized base rent as of June 30, 2016, are approximately 8% lower than the in-place rents for these two most significant leases. Accordingly, if market rents do not increase significantly, replicating the cash flows from these leases would be very difficult. Furthermore, we expect our rental income to be materially reduced during the periods we are seeking replacement tenants for these properties (or if we are unable to replace the existing tenants at existing rents). These factors could adversely affect our results of operations, financial condition, NAV and ability to pay distributions to our stockholders.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Redemption Program and Other Redemptions or Repurchases
As of June 30, 2016, no material changes had occurred to our Class E SRP or our separate Class AWI SRP as discussed in Item 5 of our Annual Report on Form 10-K filed with the Commission on March 3, 2016.
Pursuant to the Class E SRP as of June 30, 2016, on an ongoing basis, redemptions are only available for redemptions in connection with the death or disability of a stockholder. With respect to all other Class E stockholders, our board of directors evaluates each quarter whether to make liquidity available through our Class E SRP or through a tender offer process. Although no assurances can be made, our board of directors currently intends to make liquidity available to Class E stockholders each quarter (other than liquidity made available in the event of the death or disability of a stockholder through the Class E SRP) in an amount that is at least equal to the greater of (A) (i) funds received from the sale of Class E shares under our distribution reinvestment plan during such calendar quarter, plus (ii) 50% of the difference between (a) the proceeds (net of sales commissions) received by us from the sale of Class A, Class W and Class I shares in any public primary offering and under our distribution reinvestment plan during the most recently completed calendar quarter, and (b) the dollar amount used to redeem

Class A, Class W and Class I shares during the most recently completed calendar quarter pursuant to the Class AWI SRP, less (iii) funds used for redemptions of Class E shares in the most recently completed quarter due to qualifying death or disability requests of a stockholder during such calendar quarter and (B) the amount that would result in repurchases or redemptions, during any consecutive twelve month period, at least equal to five percent of the number of Class E shares outstanding at the beginning of such twelve-month period (the “Class E Liquidity Amount”), regardless of whether such liquidity will be made available through the Class E SRP or a tender offer, and excluding liquidity made available in the event of the death or disability of a stockholder through the Class E SRP. Our board of directors may at any time decide to reduce or eliminate the Class E Liquidity Amount.
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
In aggregate, for the three months ended June 30, 2016, we redeemed (i) approximately 6.8 million Class E shares pursuant to a self-tender offer for approximately $49.5 million and (ii) approximately 1.1 million shares of common stock pursuant to the Class E SRP and the Class AWI SRP for approximately $8.1 million, as described further in the table below (number of shares in thousands).

Period	Total Number of Shares Redeemed or Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
April 1 - April 30, 2016	876	$7.36	876	—
May 1 - May 31, 2016	200	7.33	200	—
June 1 - June 30, 2016 (2)	6,801	7.31	6,801	—
Total	7,877	$7.32	7,877	—

(1)
Redemptions and repurchases are limited under the Class E SRP and the Class AWI SRP as described above and pursuant to the terms of self-tender offers announced from time to time. We redeemed all Class A, W, and I shares that were requested to be redeemed during the three months ended June 30, 2016. As of June 30, 2016, we had capacity under the Class AWI SRP to redeem up to an aggregate of $16.9 million of Class A, W, and I shares. Pursuant to the Class AWI SRP, this capacity resets at the beginning of each quarter.

(2)
Number of shares represents (i) approximately 6.8 million Class E shares repurchased at $7.31 per share for an aggregate cost of approximately $49.5 million pursuant to a self-tender offer and (ii) approximately 31,000 shares redeemed pursuant to the Class E SRP and the Class AWI SRP, as discussed above.

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

In addition, Class E stockholders participating in the DRP in Ohio and Oregon must have a net worth of at least 10 times their investment in us and any of our affiliates (namely, Industrial Property Trust Inc.).
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
໿

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

10.2	Tenth Amended and Restated Advisory Agreement, dated as of June 23, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 27, 2016
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

10.8	Selected Dealer Agreement with Raymond James & Associates, Inc., incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed May 11, 2016.
10.9	Amendment No. 1 to Fifth Amended and Restated Operating Partnership Agreement of Dividend Capital Total Realty Operating Partnership LP
31.1	Rule 13a-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Consent of Altus Group U.S., Inc.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
__________________
*    Filed or furnished herewith.
໿

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

Date: August 12, 2016	/s/ JEFFREY L. JOHNSON
Jeffrey L. Johnson Chief Executive Officer

Date: August 12, 2016	/s/ M. KIRK SCOTT
M. Kirk Scott Chief Financial Officer and Treasurer