Form 10-Q
period 2016-09-30
Dividend Capital Diversified Property Fund Inc.
filed 2016-11-14
CIK 1327978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of November 7, 2016, 120,027,239 unclassified shares of common stock (referred to as “Class E” shares), 1,950,529 shares of Class A common stock, 2,231,661 shares of Class W common stock, and 30,777,232 shares of Class I common stock of Dividend Capital Diversified Property Fund Inc., each with a par value $0.01 per share, were outstanding.

Dividend Capital Diversified Property Fund Inc.
Quarterly Report on Form 10-Q
For the Three and Nine Months Ended September 30, 2016

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and footnoted information)

໿
໿

	As of
	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Investments in real property	$2,201,127	$2,380,174
Accumulated depreciation and amortization	(473,211)	(505,957)
Total net investments in real property	1,727,916	1,874,217
Debt related investments, net	15,340	15,722
Total net investments	1,743,256	1,889,939
Cash and cash equivalents	34,403	15,769
Restricted cash	7,836	18,394
Other assets, net	36,166	36,789
Total Assets	$1,821,661	$1,960,891
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses (1)	$38,740	$39,645
Mortgage notes	386,861	585,864
Unsecured borrowings	663,849	511,905
Intangible lease liabilities, net	61,357	63,874
Other liabilities	43,228	33,652
Total Liabilities	1,194,035	1,234,940
Equity:
Stockholders’ equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 153,068,872 and 164,124,057 shares issued and outstanding, as of September 30, 2016 and December 31, 2015, respectively (2)	1,531	1,641
Additional paid-in capital	1,383,191	1,470,859
Distributions in excess of earnings	(829,162)	(832,681)
Accumulated other comprehensive loss	(20,166)	(11,014)
Total stockholders’ equity	535,394	628,805
Noncontrolling interests	92,232	97,146
Total Equity	627,626	725,951
Total Liabilities and Equity	$1,821,661	$1,960,891

(1)
Includes approximately $2.7 million and $5.1 million that we owed to our Advisor and affiliates of our Advisor for services and reimbursement of certain expenses as of September 30, 2016 and December 31, 2015, respectively.

(2)	See Note 8 for the number of shares outstanding of each class of common stock as of September 30, 2016 and December 31, 2015.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share and footnoted information)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUE:
Rental revenue	$53,258	$52,854	$161,504	$163,308
Debt related income	235	807	710	5,594
Total Revenue	53,493	53,661	162,214	168,902
EXPENSES:
Rental expense	16,437	14,877	48,388	43,412
Real estate depreciation and amortization expense	19,989	20,851	60,022	61,404
General and administrative expenses (1)	2,234	2,477	7,192	8,157
Advisory fees, related party	3,681	4,225	11,118	13,021
Acquisition-related expenses	136	476	661	1,259
Impairment of real estate property (2)	2,090	6,500	2,677	8,124
Total Operating Expenses	44,567	49,406	130,058	135,377
Other Income (Expenses):
Interest and other income	2,308	704	2,297	1,500
Interest expense	(10,011)	(10,951)	(31,394)	(36,208)
Gain (loss) on extinguishment of debt and financing commitments	—	—	5,136	(1,168)
Gain on sale of real property (3)	2,095	4,567	43,495	133,234
Net Income (Loss)	3,318	(1,425)	51,690	130,883
Net (income) loss attributable to noncontrolling interests	(353)	1,297	(4,826)	(7,358)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,965	$(128)	$46,864	$123,525
NET INCOME (LOSS) PER BASIC AND DILUTED COMMON SHARE	$0.02	$(0.00)	$0.29	$0.69
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	158,688	174,290	161,274	179,168
Diluted	170,952	187,279	173,760	192,020
Distributions declared per common share	$0.0892	$0.0895	$0.2677	$0.2688

(1)
Includes approximately $1.4 million and $1.8 million of reimbursable expenses incurred by our Advisor and its affiliates during the three months ended September 30, 2016 and 2015, respectively, and approximately $4.9 million and $5.3 million of reimbursable expenses incurred by our Advisor and its affiliates during the nine months ended September 30, 2016 and 2015.

(2)
Includes approximately $186,000 paid to our Advisor for advisory fees associated with the disposition of real properties during the three months ended September 30, 2016, and $265,000 and $125,000 paid to our Advisor for advisory fees associated with the disposition of real properties during the nine months ended September 30, 2016 and 2015, respectively.

(3)
Includes approximately $85,000 and $201,000 paid to our Advisor for advisory fees associated with the disposition of real properties during the three months ended September 30, 2016 and 2015, respectively, and $1.8 million and $4.6 million paid to our Advisor for advisory fees associated with the disposition of real properties during the nine months ended September 30, 2016 and 2015, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)
໿

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income (Loss)	$3,318	$(1,425)	$51,690	$130,883
Other Comprehensive Income (Loss):
Change from cash flow hedging derivatives	2,901	(6,016)	(9,880)	(5,251)
Comprehensive income (loss)	6,219	(7,441)	41,810	125,632
Comprehensive (income) loss attributable to noncontrolling interests	(571)	1,732	(4,098)	(6,972)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$5,648	$(5,709)	$37,712	$118,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands)
໿

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Balances, December 31, 2015	164,124	$1,641	$1,470,859	$(832,681)	$(11,014)	$97,146	$725,951
Comprehensive income (loss):
Net income	—	—	—	46,864	—	4,826	51,690
Unrealized change from cash flow hedging derivatives	—	—	—	—	(9,152)	(728)	(9,880)
Common stock:
Issuance of common stock, net of offering costs	9,027	91	59,827	—	—	—	59,918
Issuance of common stock, stock-based compensation plans	32	—	306	—	—	—	306
Redemptions of common stock	(20,114)	(201)	(148,042)	—	—	—	(148,243)
Amortization of stock-based compensation	—	—	776	—	—	—	776
Distributions declared on common stock	—	—	—	(43,230)	—	—	(43,230)
Distributions on unvested Advisor RSUs	—	—	—	(115)	—	—	(115)
Noncontrolling interests:
Contributions of noncontrolling interests	—	—	—	—	—	3,204	3,204
Distributions declared to noncontrolling interests	—	—	—	—	—	(7,874)	(7,874)
Redemptions of noncontrolling interests	—	—	(535)	—	—	(4,342)	(4,877)
Balances, September 30, 2016	153,069	$1,531	$1,383,191	$(829,162)	$(20,166)	$92,232	$627,626
The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$51,690	$130,883
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate depreciation and amortization expense	60,022	61,404
Gain on disposition of real property	(43,495)	(133,234)
Impairment of real estate property	2,677	8,124
Collection of accrued interest from debt investment	—	6,421
(Gain) loss on extinguishment of debt and financing commitments	(5,136)	1,168
Other adjustments to reconcile net income to net cash provided by operating activities	5,663	3,016
Changes in operating assets and liabilities	(3,583)	119
Net cash provided by operating activities	67,838	77,901
INVESTING ACTIVITIES:
Acquisition of real property	(65,861)	(200,447)
Capital expenditures in real property	(18,598)	(22,043)
Proceeds from disposition of real property	202,665	342,157
Principal collections on debt related investments	349	52,945
Other investing activities	7,788	(4,931)
Net cash provided by investing activities	126,343	167,681
FINANCING ACTIVITIES:
Mortgage note proceeds	84,045	—
Mortgage note principal repayments	(270,215)	(110,405)
Defeasance of mortgage note borrowings	—	(53,267)
Net proceeds from revolving line of credit borrowings	151,000	34,000
Net proceeds from term loan borrowings	—	80,000
Other secured borrowing repayments	—	(25,796)
Redemption of common shares	(150,588)	(190,019)
Distributions on common stock	(28,698)	(32,080)
Proceeds from sale of common stock	51,968	68,851
Offering costs for issuance of common stock	(5,160)	(3,487)
Distributions to noncontrolling interest holders	(5,498)	(3,394)
Redemption of OP Unit holder interests	(4,316)	(2,478)
Other financing activities	1,915	(6,782)
Net cash used in financing activities	(175,547)	(244,857)
NET INCREASE IN CASH AND CASH EQUIVALENTS	18,634	725
CASH AND CASH EQUIVALENTS, beginning of period	15,769	14,461
CASH AND CASH EQUIVALENTS, end of period	$34,403	$15,186
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$29,782	$34,486
Supplemental Disclosure of Noncash Investing and Financing Activities:
Common stock issued pursuant to the distribution reinvestment plan	$15,313	$16,090
Issuances of OP Units for beneficial interests	$—	$7,324
Assumed mortgage	$—	$11,869
Non-cash investment in real property	$—	$11,869
Non-cash principal collection on debt related investments *	$—	$11,228
Non-cash disposition of real property *	$7,830	$128,008
Non-cash repayment of mortgage note and other secured borrowings *	$—	$139,236

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
Three and Nine Months Ended September 30, 2016
(Unaudited)

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2016
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
We are the sole general partner of our Operating Partnership. In addition, we have contributed 100% of the proceeds received from our offerings of common stock to our Operating Partnership in exchange for partnership units (“OP Units”) representing our interest as a limited partner of our Operating Partnership. Our Operating Partnership qualifies as a variable interest entity for accounting purposes and substantially all of the assets of the Company are held by our Operating Partnership, which, subject to certain Operating Partnership and subsidiary level financing restrictions, can be used to settle its obligations. Creditors of certain liabilities of our Operating Partnership have recourse to the Company. Under our Operating Partnership, we have variable interest entities that are joint ventures in which we have real estate investments. The accompanying condensed consolidated balance sheets included approximately $46.4 million and $76.9 million, after accumulated depreciation and amortization, in net investments in real property in these consolidated variable interest entities as of September 30, 2016 and December 31, 2015, respectively. The accompanying condensed consolidated balance sheets include approximately $50.1 million in mortgage notes in these consolidated variable interest entities as of December 31, 2015. The accompanying condensed consolidated balance sheets did not include any mortgage notes in these consolidated variable interest entities as of September 30, 2016.
As of September 30, 2016 and December 31, 2015, we owned approximately 92.6% and 92.8%, respectively, of the limited partnership interests in our Operating Partnership, and the remaining limited partnership interests in our Operating Partnership were owned by third-party investors. Our Operating Partnership has classes of OP Units that correspond to our four classes of common stock: Class E OP Units, Class A OP Units, Class W OP Units, and Class I OP Units. As of September 30, 2016 and December 31, 2015, our Operating Partnership had issued and outstanding approximately 12.1 million and 12.8 million Class E OP Units held by third party investors, respectively, which represent limited partnership interests issued in connection with its private placement offerings. As of September 30, 2016 and December 31, 2015, such Class E OP Units had a maximum approximate redemption value of $90.8 million and $95.6 million, respectively, based on the most recent selling price of our common stock pursuant to our primary offering.
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

On September 16, 2015, the Commission declared effective our Registration Statement on Form S-11 (Registration Number 333-197767) (the “Follow-On Registration Statement”). The Follow-On Registration Statement applies to the Company’s follow-on “best efforts” offering of up to $1,000,000,000 of the Company’s Class A, Class I and Class W shares of common stock, of which $750,000,000 of shares are expected to be offered to the public in a primary offering and $250,000,000 of shares are expected to be offered to stockholders of the Company pursuant to its distribution reinvestment plan (subject to the Company’s right to reallocate such amounts) (the “Follow-On Offering”). As of September 30, 2016, we had raised gross proceeds of approximately $69.2 million from the sale of approximately 9.3 million shares in the Follow-On Offering.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Statements
The accompanying interim condensed consolidated financial statements (herein referred to as “financial statements,” “balance sheets,” “statements of operations,” “statements of comprehensive income (loss),” “statement of equity,” or “statements of cash flows”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the Commission instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, these financial statements do not include all the information and disclosure required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of operating results for a full year. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Commission on March 3, 2016. There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2016 other than the updates described below.
Dealer Manager and Distribution Fees
We record a liability for dealer manager and distribution fees that we estimate that we may pay to Dividend Capital Securities LLC (our "Dealer Manager") in future periods for shares of our common stock sold pursuant to the Prior Offering and the Follow-On Offering with a corresponding reduction in proceeds received from the sale of our common stock. Accordingly, as of September 30, 2016, we recorded a liability for estimated future dealer manager and distribution fees of approximately $3.4 million. This liability included an immaterial amount related to shares issued prior to March 31, 2016. See Note 9 for further discussion of our Dealer Manager and the dealer manager and distribution fees.
Reclassifications
Certain previously reported amounts have been reclassified to conform to the current period financial statement presentation. In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2015-03 (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance is effective for all reporting periods beginning after December 15, 2015 and requires retrospective application. As a result of adopting this guidance, we reclassified approximately $5.1 million and $1.2 million of net debt issuance costs to “unsecured borrowings” and “mortgage notes”, respectively, in the accompanying condensed consolidated balance sheet as of December 31, 2015. We recorded approximately $4.2 million and $1.9 million of net debt issuance costs into “unsecured borrowings” and “mortgage notes”, respectively, in the accompanying condensed consolidated balance sheet as of September 30, 2016.

New Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update 2016-13, which introduces a new model for recognizing credit losses for certain financial instruments, including loans, accounts receivable and debt securities. The new model requires an estimate of expected credit losses over the life of exposure to be recorded through the establishment of an allowance account, which is presented as an offset to the related financial asset. The expected credit loss is recorded upon the initial recognition of the financial asset. The guidance will be effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2019. Earlier application is permitted. The guidance will generally be adopted on a modified retrospective basis, with exceptions for certain types of financial assets. We do not anticipate the adoption will have a significant impact on our financial statements.
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
Newly Adopted Accounting Pronouncements
In February 2015, the FASB issued Accounting Standards Update 2015-02 (“ASU 2015-02”), which amends certain guidance applicable to the consolidation of various legal entities, including variable interest entities. The amendments in ASU 2015-02 are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with earlier adoption permitted. As a result of adopting this guidance as of January 1, 2016, our Operating Partnership qualifies as a variable interest entity.

3. INVESTMENTS IN REAL PROPERTY
Currently, our consolidated investments in real property consist of investments in office, industrial and retail properties. The following tables summarize our consolidated investments in real property as of September 30, 2016 and December 31, 2015 (amounts in thousands):
໿

Real Property	Land	Building and Improvements	Intangible Lease Assets	Total Investment Amount	Intangible Lease Liabilities	Net Investment Amount
As of September 30, 2016:
Office	$171,176	$696,652	$236,915	$1,104,743	$(15,121)	$1,089,622
Industrial	8,821	63,803	16,307	88,931	(344)	88,587
Retail	294,735	599,071	113,647	1,007,453	(76,003)	931,450
Total gross book value	474,732	1,359,526	366,869	2,201,127	(91,468)	2,109,659
Accumulated depreciation/amortization	—	(200,907)	(272,304)	(473,211)	30,111	(443,100)
Total net book value	$474,732	$1,158,619	$94,565	$1,727,916	$(61,357)	$1,666,559
As of December 31, 2015:
Office	$203,889	$833,655	$310,629	$1,348,173	$(18,923)	$1,329,250
Industrial	9,572	65,307	16,436	91,315	(344)	90,971
Retail	260,761	570,700	109,225	940,686	(74,282)	866,404
Total gross book value	474,222	1,469,662	436,290	2,380,174	(93,549)	2,286,625
Accumulated depreciation/amortization	—	(208,281)	(297,676)	(505,957)	29,675	(476,282)
Total net book value	$474,222	$1,261,381	$138,614	$1,874,217	$(63,874)	$1,810,343
]]
]]
Acquisition
The following table summarizes our acquisition of real property during the nine months ended September 30, 2016 (dollar amounts and square footage in thousands):

Real Property	Property Type	Market	Date of Acquisition	Acquired Ownership	Contract Price	Net Rentable Square Feet	Percent Leased
Suniland Shopping Center	Retail	South Florida	5/27/2016	100%	$66,500	82	93.2%
The following table summarizes the allocation of the fair value of the real property we acquired during the nine months ended September 30, 2016 to land, building and improvements, intangible lease assets, and intangible lease liabilities (dollar amounts in thousands). We have not made any material adjustments related to this allocation.

								Weighted-average Amortization Period (Years)
Real Property	Land	Building and Improvements	Intangible Lease Assets	Intangible Lease Liabilities	Total Fair Value	Prorations and Credits	Contract Price	Intangible Lease Assets	Intangible Lease Liabilities
Suniland Shopping Center	$34,804	$28,022	$5,880	$(2,113)	$66,593	$(93)	$66,500	5.8	2.5
For the three and nine months ended September 30, 2016, our consolidated statements of operations include revenue of approximately $1.0 million and $1.4 million, respectively, and net operating income (“NOI”) of approximately $0.7 million and $1.0 million, respectively, attributable to the real property acquired during the three and nine months ended September 30, 2016.

Dispositions
During the the nine months ended September 30, 2016 and 2015, we disposed of the following properties (dollar amounts and square footage in thousands):໿
໿
໿

Property Type	Market	Ownership	Net Rentable Square Feet	Percentage Leased	Disposition Date	Contract Sales Price	Gain on Sale
For the nine months ended September 30, 2016
Office	Washington, DC	100%	574	100%	2/18/2016	$158,400	$41,241
Office	Chicago, IL	80%	107	66%	3/1/2016	9,850	—
Office	Chicago, IL	80%	199	81%	3/1/2016	18,000	159
Retail	Greater Boston	100%	39	100%	8/5/2016	3,625	975
Industrial	Louisville, KY	90%	126	33%	9/2/2016	5,400	1,120
Office	Washington, DC	100%	178	—%	9/30/2016	18,600	—
Total/ Weighted Average			1,223	73%		$213,875	$43,495
For the nine months ended September 30, 2015
Office	Dallas, TX	100%	177	88%	1/16/2015	$46,600	$23,125
Office and Industrial Portfolio (1)	Various (1)	100%	2,669	100%	3/11/2015	398,635	105,542
Retail	Pittsburgh, PA	100%	103	93%	5/5/2015	12,500	—
Office	Los Angeles, CA	100%	111	—%	7/20/2015	12,549	2,866
Land Parcel	Denver, CO	100%	N/A	N/A	8/12/2015	7,577	1,701
Total/ Weighted Average			3,060	95%		$477,861	$133,234

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

Real Property Impairment
During the nine months ended September 30, 2016, we recorded a $2.1 million impairment charge related to a consolidated office property located in the Washington, DC market, which we acquired in June 2010. We sold the Washington, DC property in September 2016. Prior to the disposition, the net book value of the Washington, DC property exceeded the contract sales price less the cost to sell by $2.1 million. Accordingly, we recorded an impairment charge to reduce the net book value of the property to our estimate of its fair value less the cost to sell.
Additionally, we recorded a $587,000 impairment charge related to a consolidated office property located in the Chicago, IL market ("40 Boulevard"), which we acquired in January 2007 and we held through a joint venture in which we were not the managing partner. We held an 80% ownership interest in 40 Boulevard. We sold 40 Boulevard in March 2016. Prior to the disposition, the net book value of 40 Boulevard exceeded the contract sales price less the cost to sell by approximately $587,000. Accordingly, we recorded an impairment charge to reduce the net book value of 40 Boulevard to our estimate of its fair value less the cost to sell.
The fair value measurements for the impairment charges related to the Washington, DC property and 40 Boulevard were based on the contract sales price less selling costs. We considered the Level 3 inputs used in determining the fair value of these real property investments to be significant. As such, these investments fall under the Level 3 category of the fair value hierarchy as defined in ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820").
During the nine months ended September 30, 2015, we recorded $1.6 million of impairment charges related to a wholly owned retail property that we acquired in May 2007 in the Pittsburgh, PA market, which was disposed of in May 2015. Accordingly, we recorded an impairment charge to reduce the net book value of the Pittsburgh property to our estimate of its fair value less the cost to sell. The fair value measurement was based on the contract sales price less selling costs. We considered the Level 3 inputs used in determining the fair value of this real property investment to be significant. As such, this investment falls under the Level 3 category of the fair value hierarchy.
Additionally, we recorded a $6.5 million impairment charge related to a consolidated office property located in the Chicago, IL market ("Washington Commons"), which we acquired in February 2007 and we held through a joint venture in which we are not the managing partner. We held an 80% ownership interest in Washington Commons. As of September 30, 2015, the net book value of Washington Commons exceeded our estimate of the fair value of Washington Commons less the cost to sell by $6.5 million. Accordingly, we recorded an impairment charge to reduce the net book value of Washington Commons to our estimate of its fair value less the cost to sell. The impairment charge was based on a reduction of our estimated holding period for Washington Commons, triggering impairment recognition with the related fair value measurement based on our estimate of future cash flows from the operation and disposition of Washington Commons. We considered the Level 3 inputs used in determining the fair value of this real property investment to be significant. As such, this investment falls under the Level 3 category of the fair value hierarchy. The key assumption used in determining the fair value of Washington Commons was our expectation of the sales price of the property. Our expectation of the sales price was developed based on the valuation provided by a third-party broker quote.
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
Rental Revenue
The following table summarizes the adjustments to rental revenue related to the amortization of above-market lease assets, below-market lease liabilities, and straight-line rental adjustments for the three and nine months ended September 30, 2016 and 2015. In addition, the following table summarizes tenant recovery income received from tenants for real estate taxes, insurance and other property operating expenses and recognized as rental revenue (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Straight-line rent adjustments	$(296)	$(286)	$(742)	$(684)
Above-market lease assets	(1,402)	(1,307)	(3,930)	(3,923)
Below-market lease liabilities	1,529	1,437	4,608	4,539
Total increase to rental revenue	$(169)	$(156)	$(64)	$(68)
Tenant recovery income (1)	$10,623	$9,293	$31,183	$28,031

(1)
Tenant recovery income presented in this table excludes real estate taxes that were paid directly by our tenants that are subject to triple net lease contracts. Such payments totaled approximately $1.0 million and $1.4 million during the three months ended September 30, 2016 and 2015, respectively, and approximately $3.3 million and $5.5 million during the nine months ended September 30, 2016 and 2015, respectively.

Concentration of Credit Risk
Concentration of credit risk with respect to our sources of revenue currently exists due to a small number of tenants whose rental payments to us make up a relatively high percentage of our rental revenue. Rental revenue from our lease with Charles Schwab & Co., Inc., as master tenant of one of our office properties, represented approximately $19.0 million, or 11.7%, of our total revenue for the nine months ended September 30, 2016.
The following is a summary of amounts related to the top five tenants based on annualized base rent, as of September 30, 2016 (dollar amounts and square feet in thousands):

Tenant	Locations	Industry	Annualized Base Rent (1)	% of Total Annualized Base Rent	Square Feet	% of Total Portfolio Square Feet
Charles Schwab & Co., Inc.	2	Securities, Commodities, Fin. Inv./Rel. Activities	$23,645	13.8%	602	7.3%
Sybase	1	Publishing Information (except Internet)	18,692	10.9%	405	4.9%
Stop & Shop	14	Food and Beverage Stores	13,980	8.2%	853	10.4%
Novo Nordisk	1	Chemical Manufacturing	4,627	2.7%	167	2.0%
Seton Health Care	1	Hospitals	4,339	2.5%	156	1.9%
	19		$65,283	38.1%	2,183	26.5%

(1)	Annualized base rent represents the annualized monthly base rent of executed leases as of September 30, 2016.

Our properties in New Jersey, Massachusetts, California, and Texas accounted for approximately 20%, 20%, 14%, and 12% respectively, of our total gross investment in real property portfolio as of September 30, 2016. A deterioration of general economic or other relevant conditions, changes in governmental laws and regulations, acts of nature, demographics or other factors in any of those states or the geographical region in which they are located could result in the loss of tenants, a decrease in the demand for our properties and a decrease in our revenues from those markets, which in turn may have a disproportionate and material adverse effect on our results of operations and financial condition.
4. DEBT RELATED INVESTMENTS
As of both September 30, 2016 and December 31, 2015, we had invested in three debt related investments. The weighted average maturity of our debt related investments structured as mortgage notes as of September 30, 2016 was 2.5 years, based on our recorded net investments. The following table describes our debt related income for the three and nine months ended September 30, 2016 and 2015 (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Weighted Average Yield as of September 30, 2016 (1)
Investment Type	2016	2015	2016	2015
Mortgage notes (2)	$235	$666	$710	$3,808	6.1%
Mezzanine debt	—	141	—	1,786	N/A
Total	$235	$807	$710	$5,594	6.1%

(1)
Weighted average yield is calculated on an unlevered basis using the amount invested, current interest rates and accretion of premiums or discounts realized upon the initial investment for each investment type as of September 30, 2016. As of September 30, 2016, all of our debt related investments bear interest at fixed rates.

(2)
We had three debt related investments structured as mortgage notes repaid in full during the nine months ended September 30, 2015. During the nine months ended September 30, 2015, amounts recorded include early repayment fees received and accelerated amortization of deferred due diligence costs related to certain of these repayments.

Impairment
As of September 30, 2016 and December 31, 2015, we did not have any allowance for loan loss. During the nine months ended September 30, 2016, we did not record any current period provision for loan loss or recoveries of amounts previously charged off. We did not have any debt related investments on non-accrual status as of September 30, 2016 or December 31, 2015. We did not record any interest income related to our impaired debt related investment during the nine months ended September 30, 2015. We did not have any impaired debt related investment as of September 30, 2016.

5. DEBT OBLIGATIONS
The following table describes our borrowings as of September 30, 2016 and December 31, 2015 (dollar amounts in thousands):

	Principal Balance as of		Weighted Average Stated Interest Rate as of		Gross Investment Amount Securing Borrowings as of (1)
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Fixed-rate mortgages (2)	$335,570	$580,959	5.0%	5.6%	$528,457	$1,016,560
Floating-rate mortgages (3)	52,500	7,890	2.2%	3.4%	70,355	16,618
Total secured borrowings	388,070	588,849	4.6%	5.5%	598,812	1,033,178
Line of credit (4)	318,000	167,000	2.0%	1.9%	N/A	N/A
Term loans (5)	350,000	350,000	2.6%	2.6%	N/A	N/A
Total unsecured borrowings	668,000	517,000	2.3%	2.4%	N/A	N/A
Total borrowings	$1,056,070	$1,105,849	3.2%	4.1%	N/A	N/A
Less: net debt issuance costs (6)	(6,019)	(6,317)
Add: mark-to-market adjustment on assumed debt	659	1,304
Less: GAAP principal amortization on restructured debt	—	(3,067)
Total borrowings (net basis)	$1,050,710	$1,097,769

(1)
“Gross Investment Amount” as used here and throughout this document represents the allocated gross basis of real property after certain adjustments. Gross Investment Amount for real property (i) includes the effect of intangible lease liabilities, (ii) excludes accumulated depreciation and amortization, and (iii) includes the impact of impairments.

(2)
Amount as of September 30, 2016 includes a floating-rate mortgage note that was subject to an interest rate spread of 1.60% over one-month LIBOR, which we have effectively fixed using an interest rate swap at 3.051% for the term of the borrowing.

(3)
As of September 30, 2016, our floating rate mortgage note was subject to an interest rate spread of 1.65% over one-month LIBOR. As of December 31, 2015, our floating rate mortgage note was subject to an interest rate spread of 3.00% over one-month LIBOR.

(4)
As of September 30, 2016 and December 31, 2015, borrowings under our line of credit were subject to interest at a floating rate of 1.40% over one-month LIBOR. However, as of September 30, 2016, we have effectively fixed the interest rate of approximately $12.2 million of the total of $318.0 million in borrowings using interest rate swaps, resulting in a weighted average interest rate on the total line of credit of 1.97%. As of December 31, 2015, we had effectively fixed the interest rate of approximately $25.4 million of the total of $167.0 million in borrowings using interest rate swaps, resulting in a weighted average interest rate on the total line of credit of 1.88%.

(5)
As of September 30, 2016 and December 31, 2015, borrowings under our term loans were subject to interest at a weighted average floating rate of 1.52% over one-month LIBOR. However, we had effectively fixed the interest rates of the borrowings using interest rate swaps at 2.62% and 2.59% as of September 30, 2016 and December 31, 2015, respectively.

(6)	See Note 2 for additional information related to the reclassification of net debt issuance costs in accordance with ASU 2015-03.
Mortgage Notes
As of September 30, 2016,  nine mortgage notes were interest-only and four mortgage notes were fully amortizing with outstanding principal balances of approximately $360.5 million and $27.6 million, respectively. None of our mortgage notes are recourse to us.
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
As of September 30, 2016 and December 31, 2015, the unused portion of the Facility was approximately $79.8 million and $230.8 million, respectively. As of both September 30, 2016 and December 31, 2015, we were in compliance with all of our debt covenants and had full access to the unused portion of the Facility.
Mortgage Note Borrowings
During the nine months ended September 30, 2016, we entered into two mortgage note borrowings. The following table describes the new borrowings in more detail (dollar amounts in thousands):

Borrowings	Date Borrowed	Principal Balance	Fixed or Floating Interest Rate	Stated Interest Rate	Contractual Maturity Date	Extension Options	Collateral Type	Collateral Market
Preston Sherry Plaza (1)	4/13/2016	$33,000	Fixed	3.05%	3/1/2023	None	Office Property	Dallas, TX
1300 Connecticut (2)	8/5/2016	52,500	Floating	2.17%	8/5/2023	None	Office Property	Washington, DC
Total borrowings		$85,500		2.51%

(1)
As of September 30, 2016, the Preston Sherry Plaza term loan was subject to an interest rate spread of 1.60% over one-month LIBOR, which we have effectively fixed using an interest rate swap at 3.051% for the term of the borrowing.

(2)
As of September 30, 2016, the 1300 Connecticut term loan was subject to an interest rate spread of 1.65% over one-month LIBOR. However, we entered into interest rate swaps which will effectively fix the interest rate of the borrowing at 2.852% from July 1, 2018 to July 1, 2021.

Repayment of Mortgage Notes
During the nine months ended September 30, 2016, we repaid seven mortgage note borrowings in full during the respective free-prepayment periods prior to their scheduled maturities using proceeds from the Facility and the disposition of real properties. The following table describes these repayments in more detail (dollar amounts in thousands):
໿

Debt Obligation	Repayment Date	Balance Repaid/Extinguished	Interest Rate Fixed or Floating	Stated Interest Rate	Contractual Maturity Date	Collateral Type	Collateral Market
1300 Connecticut	1/12/2016	$44,979	Fixed	6.81%	4/10/2016	Office Property	Washington, DC
Washington Commons (1)	2/1/2016	21,300	Fixed	5.94%	2/1/2016	Office Property	Chicago, IL
40 Boulevard (2)	3/1/2016	7,830	Floating	3.44%	3/11/2016	Office Property	Chicago, IL
Jay Street	4/11/2016	23,500	Fixed	6.05%	7/11/2016	Office Property	Silicon Valley, CA
655 Montgomery	4/11/2016	55,683	Fixed	6.01%	6/11/2016	Office Property	San Francisco, CA
Bala Pointe	7/1/2016	24,000	Fixed	5.89%	9/1/2016	Office Property	Philadelphia, PA
Harborside	9/9/2016	104,675	Fixed	5.50%	12/10/2016	Office Property	Northern New Jersey
Total/weighted average borrowings		$281,967		5.87%

(1)
Amount presented includes a $5.1 million contingently payable mortgage note that was not ultimately required to be repaid. As a result of the transaction, we recognized a gain on extinguishment of debt and financing commitments of approximately $5.1 million during the nine months ended September 30, 2016.

(2)	The mortgage note was subject to an interest rate of 3.0% over one-month LIBOR.
໿
໿

The following table reflects our contractual debt maturities as of September 30, 2016, specifically our obligations under our mortgage notes and unsecured borrowings (dollar amounts in thousands):

	As of September 30, 2016
	Mortgage Notes		Unsecured Borrowings		Total
Year Ending December 31,	Number of Borrowings Maturing	Outstanding Principal Balance	Number of Borrowings Maturing	Outstanding Principal Balance	Outstanding Principal Balance
2016	—	$400	—	$—	$400
2017	6	206,660	—	—	206,660
2018	—	2,698	1	150,000	152,698
2019	—	3,698	1	318,000	321,698
2020	—	3,860	—	—	3,860
2021	1	12,764	—	—	12,764
2022	1	3,660	1	200,000	203,660
2023	2	77,899	—	—	77,899
2024	—	1,034	—	—	1,034
2025	1	71,094	—	—	71,094
Thereafter	2	4,303	—	—	4,303
Total	13	$388,070	3	$668,000	$1,056,070
Less: net debt issuance costs (1)		(1,868)		(4,151)
Add: mark-to-market adjustment on assumed debt		659		—
Total borrowings (net basis)		$386,861		$663,849

(1)	See Note 2 for additional information related to the reclassification of net debt issuance costs in accordance with ASU 2015-03.
6. DERIVATIVES AND HEDGING ACTIVITIES
Risk Management Objective of Using Derivatives
We maintain risk management control systems to monitor interest rate risk attributable to both our outstanding and forecasted debt obligations. We generally seek to limit the impact of interest rate changes on earnings and cash flows by selectively utilizing derivative instruments to hedge exposures to changes in interest rates on our secured and unsecured floating rate borrowings. While this hedging strategy is designed to minimize the impact on our net income (loss) and cash provided by operating activities from changes in interest rates, the overall returns on our investments may be reduced. Our board of directors has established policies and procedures regarding our use of derivative instruments for hedging or other purposes to achieve these risk management objectives.
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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges under ASC Topic 815 is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the next 12 months, we estimate that approximately $3.8 million will be reclassified as an increase to interest expense related to active effective hedges of existing floating-rate debt, and we estimate that approximately $2.0 million will be reclassified as an increase to interest expense related to effective forward started interest rate swaps where the hedging instrument has been terminated. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
The table below presents a reconciliation of the beginning and ending balances, between December 31, 2015 and September 30, 2016, of our accumulated other comprehensive loss (“OCI”), net of amounts attributable to noncontrolling interests, related to the effective portion of our cash flow hedges as presented on our condensed consolidated financial statements, as well as amounts related to our available-for-sale securities (amounts in thousands):

	Gains and Losses on Cash Flow Hedges	Unrealized Losses on Available-For-Sale Securities	Accumulated Other Comprehensive Loss
Beginning balance as of December 31, 2015	$(9,967)	$(1,047)	$(11,014)
Other comprehensive income:
Amount of loss reclassified from OCI into interest expense (effective portion) (net of tax benefit of $0)	3,470	—	3,470
Change in fair value recognized in OCI (effective portion) (net of tax benefit of $0)	(13,350)	—	(13,350)
Net current-period other comprehensive income	(9,880)	—	(9,880)
Attribution of and other adjustments to OCI attributable to noncontrolling interests	737	(9)	728
Ending balance as of September 30, 2016	$(19,110)	$(1,056)	$(20,166)
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
The majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with our derivative instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of potential default by us and our counterparties. As of September 30, 2016, we had assessed the significance of the impact of the credit valuation adjustments and had determined that it was not significant to the overall valuation of our derivative instruments. As a result, we have determined that our derivative valuations are classified in Level 2 of the fair value hierarchy.
Designated Derivatives
As of September 30, 2016 and December 31, 2015, we had 13 and 12 outstanding interest rate swaps, respectively, that were designated as cash flow hedges of interest rate risk, with a total notional amount of $395.2 million and $375.4 million, respectively. In addition, as of September 30, 2016, we had (i) two interest rate swaps with a total notional amount of $100.0 million that will become effective in December 2016 and mature in January 2020, (ii) two interest rate swaps with a total notional amount of $100.0 million that will become effective in December 2016 and mature in February 2022, and (iii) one interest rate swap with a total notional amount of $52.5 million that will become effective in July 2018 and mature in July 2021, all of which were designated as cash flow hedges of interest rate risk.

The table below presents the gross fair value of our designated derivative financial instruments as well as their classification on our accompanying condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 (amounts in thousands, except for footnoted information):

		Fair Value of Asset Derivatives as of			Fair Value of Liability Derivatives as of
	Balance Sheet Location	September 30, 2016	December 31, 2015	Balance Sheet Location	September 30, 2016	December 31, 2015
Interest rate contracts	Other assets, net (1)	$15	$197	Other liabilities (1)	$(14,453)	$(3,303)

(1)
Although our derivative contracts are subject to master netting arrangements which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on our accompanying condensed consolidated balance sheets. If we did net our derivative fair values on our accompanying condensed consolidated balance sheets, the derivative fair values would be lowered by approximately $12,000 and $157,000 as of September 30, 2016 and December 31, 2015, respectively, resulting in net fair values of our asset derivatives of approximately $3,000 and $40,000 as of September 30, 2016 and December 31, 2015, respectively, and net fair values of our liability derivatives of approximately $14.4 million and $3.1 million as of September 30, 2016 and December 31, 2015, respectively.

Effect of Derivative Instruments on the Statements of Comprehensive Income (Loss)
The table below presents the effect of our derivative financial instruments on our accompanying financial statements for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Derivatives Designated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts	Interest rate contracts	Interest rate contracts
Amount of gain (loss) recognized in OCI (effective portion)	$1,747	$(7,236)	$(13,350)	$(8,789)
Location of loss reclassified from accumulated OCI into income (effective portion)	Interest expense	Interest expense	Interest expense	Interest expense
Amount of loss reclassified from accumulated OCI into income (effective portion)	$1,154	$1,220	$3,470	$3,538
Location of loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	Interest and other income (expense)	Interest and other income (expense)	Interest and other income (expense)	Interest and other income (expense)
Amount of loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	$—	$(117)	$—	$—
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
As of September 30, 2016, the fair value of derivatives in a net liability position, which included accrued interest but excluded any credit valuation adjustments related to these agreements, was approximately $15.0 million. As of September 30, 2016, we have not posted any collateral related to these agreements. If we had breached any of these provisions at September 30, 2016, we could have been required to settle our obligations under the agreements at their termination value of $15.0 million.
7. FAIR VALUE OF FINANCIAL INSTRUMENTS
We use the framework established in ASC Topic 820, to measure the fair value of our financial instruments as disclosed in the table below. The fair values estimated below are indicative of certain interest rate and other assumptions as of September 30, 2016 and December 31, 2015, and may not take into consideration the effects of subsequent interest rate or other assumption fluctuations, or changes in the values of underlying collateral. The fair values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate their carrying values because of the short-term nature of these instruments.
The table below presents the carrying amounts and estimated fair values of our other financial instruments, other than derivatives which are disclosed in Note 6, as of September 30, 2016 and December 31, 2015 (amounts in thousands):
໿

	As of September 30, 2016		As of December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Fixed-rate debt related investments, net	$15,340	$16,170	$15,722	$16,526
Liabilities:
Fixed-rate mortgage notes (1)	$334,916	$342,163	$577,978	$576,432
Floating-rate mortgage notes	51,945	51,356	7,886	7,883
Floating-rate unsecured borrowings	663,849	668,000	511,905	517,000

(1) Amount includes a floating-rate mortgage note of approximately $32.5 million as of September 30, 2016 that was subject to an interest rate spread of 1.60% over one-month LIBOR, which we have effectively fixed using an interest rate swap at 3.051% for the term of the borrowing.
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
8. STOCKHOLDERS’ EQUITY
Common Stock
During the nine months ended September 30, 2016, we completed three self-tender offers pursuant to which we accepted for purchase approximately 17.4 million unclassified shares of common stock, which we refer to as “Class E” shares, at a weighted average purchase price of $7.34 per share for an aggregate cost of approximately $128.0 million.
During the nine months ended September 30, 2016, we raised approximately $33.9 million pursuant to a managed offering, in which we paid a primary dealer fee in the amount of up to 5.0% of the gross proceeds raised from the sale of Class I shares in the primary portion of the Follow-On Offering from May 11, 2016 through June 30, 2016, but only with respect to sales made by participating broker-dealers that we specifically approved as being eligible.

The following table describes the changes in each class of common shares during the nine months ended September 30, 2016 (shares and dollar amounts in thousands):
໿

	Class E		Class A		Class W		Class I		Total
	Shares	Amount (1)	Shares	Amount (1)	Shares	Amount (1)	Shares	Amount (1)	Shares	Amount (1)
Balances, December 31, 2015	137,275	$1,482,140	1,703	$12,438	1,812	$12,952	23,334	$162,283	164,124	1,669,813
Issuance of common stock:
Shares sold	—	—	321	2,449	742	5,499	5,892	43,533	6,955	51,481
Distribution reinvestment plan	1,521	11,247	30	224	31	229	490	3,613	2,072	15,313
Stock-based compensation	—	—	—	—	—	—	32	1,083	32	1,083
Redemptions and repurchases of common stock	(18,897)	(138,853)	(162)	(1,193)	(337)	(2,480)	(718)	(5,312)	(20,114)	(147,838)
Balances, September 30, 2016	119,899	$1,354,534	1,892	$13,918	2,248	$16,200	29,030	$205,200	153,069	$1,589,852

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
On May 11, 2016, we notified our Dealer Manager that we would pay a primary dealer fee in the amount of up to 5.0% of the gross proceeds raised from the sale of Class I shares in the primary portion of the Follow-On Offering from May

11, 2016 through June 30, 2016, but only with respect to sales made by participating broker-dealers that we specifically approved as being eligible (the "2Q Managed Offering").
On September 19, 2016, we notified our Dealer Manager that we would pay a primary dealer fee in the amount of up to 5.0% of the gross proceeds raised from the sale of Class I shares in the primary portion of the Follow-On Offering from September 19, 2016 through November 30, 2016 (the “3Q Managed Offering”), but only with respect to sales made by participating broker-dealers that we specifically approved as being eligible. The maximum primary dealer fee we will pay our Dealer Manager is now $7.5 million, although in the future we may provide for additional primary dealer fee payments. During the nine months ended September 30, 2016, we raised approximately $33.9 million pursuant to the 2Q Managed Offering. The closings for the 3Q Managed Offering occurred subsequent to September 30, 2016.
We conducted three distinct similar “managed offerings” in 2015, 2014, and 2013, in which we raised approximately $50.8 million, $44.0 million, and $27.1 million, respectively. During the nine months ended September 30, 2016, we incurred primary dealer fees earned from the gross proceeds raised pursuant to the 2Q Managed Offering of approximately $1.7 million, of which approximately $170,000 was retained by our Dealer Manager. During the nine months ended September 30, 2015, we incurred primary dealer fees of approximately $2.5 million, of which approximately $254,000 was retained by our Dealer Manager.
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
Restricted Stock Unit Agreements
We have entered into Restricted Stock Unit Agreements (the “Advisor RSU Agreements”) with our Advisor. The purposes of our Advisor RSU Agreements are to promote an alignment of interests among our stockholders, our Advisor and the personnel of our Advisor and its affiliates, and to promote retention of the personnel of our Advisor and its affiliates. Each restricted stock unit that we grant pursuant to our Advisor RSU Agreements (the "Company RSUs") will, upon vesting, be settled in one share of our Class I common stock. The Company RSUs are subject to specified vesting and settlement provisions and, upon settlement in Class I shares of Company common stock, require offsets of advisory fees and expenses otherwise payable from the Company to our Advisor based on the NAV per Class I share on the grant date of the applicable Company RSU. As of September 30, 2016, our Advisor had approximately 76,000 shares of Class I common stock issued upon settlement of Company RSUs that remained subject to fee offset.
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

The chart below shows the grant dates, vesting dates, number of unvested and unsettled shares as of September 30, 2016, and Grant Date NAV per Class I Share (share amounts in thousands).

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
Restricted Stock Grant
Effective February 4, 2016, we granted 49,340 restricted shares of Class I common stock to certain employees of our Advisor and its affiliates at a price of $7.41 per share, which will vest ratably over four years. During the nine months ended September 30, 2016, 27,290 shares vested at a weighted average price of $7.39, based on our NAV per share as of the vesting dates.
Private Placements of Delaware Statutory Trust Interests
Private Placements
In March 2016, we, through our Operating Partnership, initiated a program to raise capital in private placements exempt from registration under the Securities Act of 1933, as amended (“Private Placements”), through the sale of beneficial interests (“Interests”) in specific Delaware statutory trusts holding real properties, including properties currently indirectly owned by our Operating Partnership (the “DST Program”). From 2006 through 2009, we, through our subsidiaries, conducted similar private placement offerings of fractional interests in which it raised a total of $183.1 million in gross proceeds. These fractional interests were all subsequently acquired by our Operating Partnership in exchange for an aggregate of 17.7 million OP Units. As of September 30, 2016, we had sold approximately $1.3 million in Interests, which we include in "other liabilities" in our accompanying balance sheets.

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
Summary of Fees and Other Amounts
The following table summarizes fees and other amounts earned by our Advisor and its related parties in connection with services performed for us during the three and nine months ended September 30, 2016 and 2015 (amounts in thousands, except footnoted information):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Advisory fees (1)	$3,681	$4,225	$11,118	$13,021
Other reimbursements paid to our Advisor (2)	1,928	2,176	6,232	6,590
Other reimbursements paid to our Dealer Manager	155	33	237	310
Advisory fees related to the disposition of real properties	271	201	2,078	4,779
Development management fee (3)	—	18	31	52
Primary dealer fee (4)	—	—	1,697	2,540
Selling commissions, dealer manager, and distribution fees	124	102	399	271
Total	$6,159	$6,755	$21,792	$27,563

(1)
Amounts reported for the three months ended September 30, 2016 and 2015 include approximately $284,000 and $283,000, respectively, that we were not obligated to pay in consideration of the issuance of Company RSUs to our Advisor. Amounts reported for the nine months ended September 30, 2016 and 2015 include approximately $849,000 and $786,000, respectively, that we were not obligated to pay in consideration of the issuance of Company RSUs to our Advisor.

(2) Other reimbursements paid to our Advisor include reimbursements for a portion of compensation costs of employees of our Advisor related to activities for which our Advisor does not otherwise receive a separate fee. We reimbursed our Advisor approximately $1.6 million and $1.8 million for the three months ended September 30, 2016 and 2015, respectively, and $5.2 million and $5.4 million for the nine months ended September 30, 2016 and 2015, respectively, for such compensation costs. These reimbursements include a portion of compensation costs for certain of our named executive officers. The balance of such reimbursements are made up primarily of other general overhead and administrative expenses, including, but not limited to, allocated rent paid to both third parties and affiliates of our advisor, equipment, utilities, insurance, travel and entertainment, and other costs.

(3)	Pursuant to our amended Advisory Agreement effective as of June 23, 2016, our Advisor will no longer receive a development management fee in exchange for providing development management services.
(4) Amounts reported represent primary dealer fees we paid to our Dealer Manager based on the gross proceeds raised by participating broker-dealers pursuant to certain selected dealer agreements. Of the primary dealer fee earned during the nine months ended September 30, 2016 and 2015, our Dealer Manager reallowed approximately $1.5 million and $2.3 million, respectively, to participating third-party broker-dealers and retained approximately $170,000 and $254,000, respectively.
See the accompanying condensed consolidated balance sheets for the amounts we owed to our Advisor and affiliates of our Advisor for such services and reimbursement of certain expenses as of September 30, 2016 and December 31, 2015. Pursuant to the Advisory Agreement, we accrue the advisory fee on a daily basis and pay our Advisor amounts due subsequent to each month-end. In addition, we recorded a liability of approximately $3.4 million for dealer manager and distribution fees that we estimate that we may pay to our Dealer Manager in future periods for shares of our common stock sold in our Follow-On Offering as of September 30, 2016. We anticipate that our Dealer Manager will reallow a significant portion of such fees to third-party broker dealers.

10. NET INCOME (LOSS) PER COMMON SHARE
Reconciliations of the numerator and denominator used to calculate basic net income (loss) per common share to the numerator and denominator used to calculate diluted net income (loss) per common share for the three and nine months ended September 30, 2016 and 2015 are described in the following table (amounts in thousands, except per share information):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Numerator	2016	2015	2016	2015
Net income (loss)	$3,318	$(1,425)	$51,690	$130,883
Net (income) loss attributable to noncontrolling interests	(353)	1,297	(4,826)	(7,358)
Net income (loss) attributable to common stockholders	2,965	(128)	46,864	123,525
Dilutive noncontrolling interests share of net income (loss)	230	(10)	3,639	8,575
Numerator for diluted earnings per share – adjusted net income (loss)	3,195	(138)	50,503	132,100
Denominator
Weighted average shares outstanding-basic	158,688	174,290	161,274	179,168
Incremental weighted average shares effect of conversion of OP units	12,264	12,989	12,486	12,852
Weighted average shares outstanding-diluted	170,952	187,279	173,760	192,020
INCOME (LOSS) PER COMMON SHARE -BASIC AND DILUTED	$0.02	$(0.00)	$0.29	$0.69
໿

11. SEGMENT INFORMATION
We have three reportable operating segments, which include our three real property operating sectors (office, industrial, and retail), and we measure our profit and loss of our operating segments based on net operating income (“NOI”). We organize and analyze the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, investment strategies and objectives. Specifically, the physical characteristics of our buildings, the related operating characteristics, the geographic markets, and the type of tenants are inherently different for each of our segments. The following tables set forth revenue and the components of NOI of our segments for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands):
໿

	For the Three Months Ended September 30,
	Revenues		NOI
	2016	2015	2016	2015
Office	$31,082	$34,418	$20,657	$23,937
Industrial	1,449	1,358	968	885
Retail	20,727	17,078	15,196	13,155
Total	$53,258	$52,854	$36,821	$37,977

	For the Nine Months Ended September 30,
	Revenues		NOI
	2016	2015	2016	2015
Office	$96,034	$102,631	$64,785	$74,056
Industrial	4,694	7,147	3,345	5,656
Retail	60,776	53,530	44,986	40,184
Total	$161,504	$163,308	$113,116	$119,896
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
As of September 30, 2016, we had approximately $15.3 million in net debt related investments, which was not material relative to our total investments. Our management currently is not seeking to increase our investment in our debt related investments portfolio due to its less desirable return when compared to our other investment options. As such, we no longer consider debt related investments to be a material reportable operating segment. Accordingly, we have not presented debt related investments as a separate segment for the three and nine months ended September 30, 2016 and we have revised the prior period to conform to the presentation of the current period.
The following table is a reconciliation of our NOI to our reported net income (loss) attributable to common stockholders for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net operating income	$36,821	$37,977	$113,116	$119,896
Debt related income	235	807	710	5,594
Real estate depreciation and amortization expense	(19,989)	(20,851)	(60,022)	(61,404)
General and administrative expenses	(2,234)	(2,477)	(7,192)	(8,157)
Advisory fees, related party	(3,681)	(4,225)	(11,118)	(13,021)
Acquisition-related expenses	(136)	(476)	(661)	(1,259)
Impairment of real estate property	(2,090)	(6,500)	(2,677)	(8,124)
Interest and other income	2,308	704	2,297	1,500
Interest expense	(10,011)	(10,951)	(31,394)	(36,208)
Gain (loss) on extinguishment of debt and financing commitments	—	—	5,136	(1,168)
Gain on sale of real property	2,095	4,567	43,495	133,234
Net (income) loss attributable to noncontrolling interests	(353)	1,297	(4,826)	(7,358)
Net income (loss) attributable to common stockholders	$2,965	$(128)	$46,864	$123,525
The following table reflects our total assets by business segment as of September 30, 2016 and December 31, 2015 (amounts in thousands):

	As of
	September 30, 2016	December 31, 2015
Segment assets:
Office	$835,272	$1,027,132
Industrial	58,147	61,231
Retail	834,497	785,854
Total segment assets, net	1,727,916	1,874,217

Non-segment assets:
Debt related investments, net	15,340	15,722
Cash and cash equivalents	34,403	15,769
Other non-segment assets (1)	44,002	55,183
Total assets	$1,821,661	$1,960,891

(1)	Other non-segment assets primarily consist of corporate assets including restricted cash and receivables, including straight-line rent receivable.
໿

12. SUBSEQUENT EVENTS
We have evaluated subsequent events for the period from September 30, 2016, the date of these financial statements, through the date these financial statements are issued, and determined that there have been no significant subsequent events. For information regarding acquisitions, dispositions, and financing transactions that occurred subsequent to September 30, 2016, see “Subsequent Events” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements may relate to, without limitation, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), other development trends of the real estate industry, business strategies, and the growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors that may cause our results to vary are general economic and business (particularly real estate and capital market) conditions being less favorable than expected, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, availability and creditworthiness of prospective tenants, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, tenants’ ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental, regulatory and/or safety requirements, tenant bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control. For a further discussion of these factors and other risk factors that could lead to actual results materially different from those described in the forward-looking statements, see “Risk Factors” under (i) Item 1A of Part 1 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 3, 2016, (ii) Item 1A of Part II of our Quarterly Report on Form 10-Q filed with the Commission on May 13, 2016, and (iii) Item 1A of Part II of our Quarterly Report on Form 10-Q filed with the Commission on August 12, 2016, each available at www.sec.gov, and Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
The following table summarizes our investments in real properties, by segment, using our estimated fair value of these investments as of September 30, 2016 (amounts in thousands):
໿

	Geographic Markets	Number of Properties	Net Rentable Square Feet	% Leased (1)	Aggregate Fair Value
Office properties	13	16	3,402	96.0%	$1,185,850
Industrial properties	3	5	1,782	74.9%	80,850
Retail properties	9	34	3,804	95.3%	1,020,750
Real properties	20 (2)	55	8,988	91.5%	$2,287,450

(1)	Percentage leased is based on executed leases as of September 30, 2016.

(2)	The total number of our geographic markets does not equal the sum of the number of geographic markets by segment, as we have more than one segment in certain geographic markets.
We may target investments in four primary property categories of office, industrial, retail and multifamily. Although we may own properties in each of these categories, we are not tied to specific allocation targets and we may not always have significant holdings, or any holdings at all, in each category. For example, we do not currently own multifamily investments, although we intend to consider multifamily investment opportunities in the future. Also, through the disposition of assets, our ownership of industrial assets has declined to less than 5% of our portfolio as of September 30, 2016. From 2013 through the first half of 2016, our investment strategy primarily focused on multi-tenant office and necessity-oriented retail investments located in what we believe are strong markets poised for long-term growth. Our current investment strategy will continue to focus on these multi-tenant office and necessity-oriented retail investments. We intend to also incorporate industrial properties into our current investment strategy. However, there can be no assurance that we will be successful in this investment strategy, including with respect to any particular asset class. To a lesser extent we may invest in other types of real estate including, but not limited to, hospitality, medical offices, student housing and unimproved land. We anticipate that the majority of our real property investments will be made in the United States, although we may also invest in Canada and Mexico, and potentially elsewhere on a limited basis, to the extent that opportunities exist that may help us meet our investment objectives.
Any future and near-term obligations are expected to be funded primarily through the use of cash on hand, cash generated from operations, proceeds from our public offerings and other equity offerings, proceeds from the sale of existing investments, and the issuance and assumption of debt obligations.

•	Cash on hand — As of September 30, 2016, we had approximately $34.4 million of cash and cash equivalents.

•	Cash available under our credit facility — As of September 30, 2016, the unused portion of our line of credit was approximately $79.8 million, all of which was available to us.

•
Cash generated from operations — During the nine months ended September 30, 2016, we generated approximately $67.8 million from operations of our real properties and income from debt related investments.

•
Proceeds from offerings of equity securities — We currently maintain a public offering of our shares of common stock. During the nine months ended September 30, 2016, we raised approximately $55.5 million in proceeds from the sale of Class A, W, and I shares in our current follow-on public offering, including approximately $4.1 million under the distribution reinvestment plan. Additionally, during the nine months ended September 30, 2016, we received approximately $11.2 million in proceeds from the distribution reinvestment plan offering of our unclassified shares of common stock, which we refer to as “Class E” shares (the “Class E DRIP Offering”).

•
Cash generated from private placements — In March 2016, we initiated a program to raise capital in private placements through the sale of beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). During the nine months ended September 30, 2016, we raised approximately $1.3 million pursuant to the DST Program. For additional information on the DST Program, see our discussion under "Private Placements" in Note 9 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

•
Proceeds from sales of existing investments — During the nine months ended September 30, 2016, we sold six operating properties. After buyer credits, closing costs and fees, and the assumption of a related mortgage note, we received net proceeds of $202.7 million.

We believe that our existing cash balance, cash generated from operations, proceeds from our public offerings and our ability to sell investments and to issue debt obligations remains adequate to meet our expected capital obligations for the next twelve months.
Significant Transactions During the Nine Months Ended September 30, 2016
Investment Activity
Real Property Dispositions
During the nine months ended September 30, 2016, we completed the disposition of six properties aggregating approximately 1.2 million net rentable square feet for an aggregate sales price of approximately $213.9 million. For additional discussion of our real property dispositions, see Note 3 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.
Real Property Acquisition
During the nine months ended September 30, 2016, we acquired a retail property in the South Florida market comprising approximately 82,000 net rentable square feet for an acquisition price of approximately $66.5 million.
Financing Activity
Self-Tender Offers
During the nine months ended September 30, 2016, we completed three self-tender offers pursuant to which we accepted for purchase approximately 17.4 million unclassified shares of common stock, which we refer to as “Class E” shares, at a weighted average purchase price of $7.34 per share for an aggregate cost of approximately $128.0 million. We funded the purchases with draws on our revolving credit facility.
Repayments of Mortgage Borrowings
During the nine months ended September 30, 2016, we repaid seven mortgage note borrowings in full with an aggregate balance of approximately $282.0 million at the time of the payoffs and a weighted average interest rate of 5.87%. We funded the repayments with proceeds from our revolving credit facility and proceeds from real property dispositions.  For additional information on these repayments, see Note 5 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.
Mortgage Note Borrowings
During the nine months ended September 30, 2016, we received proceeds of $85.5 million from two mortgage note borrowings with a weighted average interest rate of 2.51%. For additional information on these borrowings, see Note 5 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.
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

The following table sets forth the components of NAV for the Company as of September 30, 2016 and June 30, 2016 (amounts in thousands except per share information). As used below, “Fund Interests” means our Class E shares, Class A shares, Class W shares, and Class I shares, along with the OP Units held by third parties, and “Aggregate Fund NAV” means the NAV of all of the Fund Interests.
໿

	As of September 30, 2016	As of June 30, 2016
Office properties	$1,185,850	$1,192,700
Industrial properties	80,850	85,550
Retail properties	1,020,750	1,020,050
Real properties	$2,287,450	$2,298,300
Debt related investments	15,340	15,469
Total Investments	$2,302,790	$2,313,769
Cash and other assets, net of other liabilities	(10,109)	(19,238)
Debt obligations	(1,056,070)	(1,026,292)
Outside investors' interests	(3,626)	(3,381)
Aggregate Fund NAV	$1,232,985	$1,264,858
Total Fund Interests outstanding	164,930	171,525
NAV per Fund Interest	$7.48	$7.37
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
The September 30, 2016 valuation for our real properties was provided by the Independent Valuation Firm in accordance with our valuation procedures and determined starting with the appraised value. The aggregate real property valuation of $2.29 billion compares to a GAAP basis of real properties (before accumulated amortization and depreciation and the impact of intangible lease liabilities) of $2.11 billion, representing an increase of approximately $177.8 million or 8.4%. Certain key assumptions that were used by our Independent Valuation Firm in the discounted cash flow analysis are set forth in the following table based on weighted averages by property type.
໿

	Office	Industrial	Retail	Weighted Average Basis
Exit capitalization rate	6.62%	7.68%	6.44%	6.58%
Discount rate / internal rate of return ("IRR")	7.31%	8.27%	6.96%	7.19%
Annual market rent growth rate	3.20%	3.00%	2.91%	3.06%
Average holding period (years)	10.8	11.1	10.3	10.6
A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, an increase in the weighted-average annual discount rate/IRR and the exit capitalization rate of 0.25% would reduce the value of our real properties by approximately 1.97% and 2.20%, respectively.

The following table sets forth the quarterly changes to the components of NAV for the Company and the reconciliation of NAV changes for each class of shares (amounts in thousands, except per share information):

	Total	Class E Common Stock	Class A Common Stock	Class W Common Stock	Class I Common Stock	Class E OP Units
NAV as of June 30, 2016	$1,264,858	$932,642	$13,894	$15,627	$212,220	$90,475
Fund level changes to NAV
Realized/unrealized losses on net assets	13,206	9,676	149	172	2,253	956
Income accrual	23,078	16,986	255	292	3,890	1,655
Dividend accrual	(15,275)	(11,327)	(131)	(171)	(2,542)	(1,104)
Advisory fee	(3,665)	(2,697)	(40)	(47)	(618)	(263)
Performance based fee	—	—	—	—	—	—
Class specific changes to NAV
Dealer Manager fee	(99)	—	(21)	(24)	(54)	—
Distribution fee	(18)	—	(18)	—	—	—
NAV as of September 30, 2016 before share/unit sale/redemption activity	$1,282,085	$945,280	$14,088	$15,849	$215,149	$91,719
Share/unit sale/redemption activity
Shares/units sold	7,850	3,682	218	991	2,959	—
Shares/units redeemed	(56,950)	(52,613)	(161)	(38)	(3,242)	(896)
NAV as of September 30, 2016	$1,232,985	$896,349	$14,145	$16,802	$214,866	$90,823
Shares/units outstanding as of June 30, 2016	171,525	126,473	1,884	2,119	28,780	12,269
Shares/units sold	1,061	498	29	134	400	—
Shares/units redeemed	(7,656)	(7,072)	(21)	(5)	(438)	(120)
Shares/units outstanding as of September 30, 2016	164,930	119,899	1,892	2,248	28,742	12,149
NAV per share/unit as of June 30, 2016		7.37	7.37	7.37	7.37	7.37
Change in NAV per share/unit		0.11	0.11	0.11	0.11	0.11
NAV per share/unit as of September 30, 2016		$7.48	$7.48	$7.48	$7.48	$7.48
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

The following unaudited table presents a reconciliation of FFO to net income (loss) for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands, except per share information):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Reconciliation of net earnings to FFO:
Net income (loss) attributable to common stockholders	$2,965	$(128)	$46,864	$123,525
Add (deduct) NAREIT-defined adjustments:
Depreciation and amortization expense	19,989	20,851	60,022	61,404
Gain on disposition of real property	(2,095)	(4,567)	(43,495)	(133,234)
Impairment of real estate property	2,090	6,500	2,677	8,124
Noncontrolling interests’ share of net income	353	(1,297)	4,826	7,358
Noncontrolling interests’ share of FFO	(1,719)	(1,594)	(6,298)	(4,874)
FFO attributable to common shares-basic	21,583	19,765	64,596	62,303
FFO attributable to dilutive OP Units	1,668	1,473	5,002	4,466
FFO attributable to common shares-diluted	$23,251	$21,238	$69,598	$66,769
FFO per share-basic and diluted	$0.14	$0.11	$0.40	$0.35
Weighted average number of shares outstanding
Basic	158,688	174,290	161,274	179,168
Diluted	170,952	187,279	173,760	192,020
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
The following unaudited table presents a reconciliation of Company-Defined FFO to FFO for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands, except per share information):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Reconciliation of FFO to Company-Defined FFO:
FFO attributable to common shares-basic	$21,583	$19,765	$64,596	$62,303
Add (deduct) our adjustments:
Acquisition-related expenses	136	476	661	1,259
(Gain) loss on extinguishment of debt and financing commitments	—	—	(5,136)	1,168
Loss on derivatives	—	117	—	—
Noncontrolling interests’ share of NAREIT-defined FFO	1,719	1,594	6,298	4,874
Noncontrolling interests’ share of Company-Defined FFO	(1,729)	(1,635)	(5,016)	(5,035)
Company-Defined FFO attributable to common shares-basic	21,709	20,317	61,403	64,569
Company-Defined FFO attributable to dilutive OP Units	1,678	1,514	4,754	4,628
Company-Defined FFO attributable to common shares-diluted	$23,387	$21,831	$66,157	$69,197
Company-Defined FFO per share-basic and diluted	$0.14	$0.12	$0.38	$0.36
Weighted average number of shares outstanding
Basic	158,688	174,290	161,274	179,168
Diluted	170,952	187,279	173,760	192,020
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

Our Operating Results
Three and Nine Months Comparison
Our results of rental activities are presented in two groups: (i) all operating properties that we acquired prior to January 1, 2015 and owned through September 30, 2016 (the “Same Store Portfolio”), providing meaningful comparisons for the three and nine months ended September 30, 2016 and the three and nine months ended September 30, 2015, and (ii) all other operating properties, which were acquired or disposed during the same period (the “Non-Same Store Portfolio”). The Same Store Portfolio includes 46 properties, comprising approximately 7.5 million square feet or 83.7% of our total portfolio when measured by square feet. The following table illustrates the changes in rental revenues, rental expenses, and net operating income for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 (dollar amounts in thousands, except footnoted information).

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenue
Base rental revenue - Same Store Portfolio (1)	$35,554	$34,537	$1,017	3%	$106,470	$103,701	$2,769	3%
Average % leased	92.4%	90.4%	2.0%	2%	92.3%	91.0%	1.3%	1%
Other rental revenue - Same Store Portfolio (2)	7,093	7,030	63	1%	20,506	24,273	(3,767)	-16%
Total rental revenue - Same Store Portfolio	42,647	41,567	1,080	3%	126,976	127,974	(998)	-1%
Rental revenue - Non-Same Store Portfolio	10,611	11,287	(676)	-6%	34,528	35,334	(806)	-2%
Total rental revenue	$53,258	$52,854	$404	1%	$161,504	$163,308	$(1,804)	-1%
Rental Expenses
Same Store Portfolio	$12,379	$11,852	$527	4%	$35,865	$35,939	$(74)	—%
Non-Same Store Portfolio	4,058	3,025	1,033	34%	12,523	7,473	5,050	68%
Total rental expenses	$16,437	$14,877	$1,560	10%	$48,388	$43,412	$4,976	11%
Net Operating Income
Real property - Same Store Portfolio (2)	30,268	29,715	553	2%	$91,111	$92,035	$(924)	-1%
Real property - Non-Same Store Portfolio	6,553	8,262	(1,709)	-21%	22,005	27,861	(5,856)	-21%
Total net operating income (3)	$36,821	$37,977	$(1,156)	-3%	$113,116	$119,896	$(6,780)	-6%

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

(2)
Our same store NOI includes certain non-cash GAAP adjustments for rental revenue for straight line rent and amortization of above market lease assets and below market lease liabilities that caused a decrease to GAAP NOI of approximately $912,000 and $365,000 for the three months ended September 30, 2016 and 2015, respectively, and approximately $2.1 million and $717,000 for the nine months ended September 30, 2016 and 2015, respectively.

(3)
For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “—How We Measure Our Operating Performance—Net Operating Income (“NOI”)” above. See also Note 11 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Net Operating Income
Base Rental Revenue - Same Store
The table below presents the factors contributing to the increase in our same store base rental revenue for the three months ended September 30, 2016 and 2015 (dollar amounts other than annualized base rent per square foot in thousands):
໿

Same Store Portfolio	Base Rent for the Three Months Ended September 30,			Average % Leased for the Three Months Ended September 30,		Annualized Base Rent per Square Foot for the Three Months Ended September 30 (1),
	2016	2015	$ Change	2016	2015	2016	2015
Office	$21,911	$21,282	$629	96.6%	96.0%	$34.75	$33.98
Industrial	1,263	1,172	91	80.8%	74.9%	3.51	3.51
Retail	12,380	12,083	297	95.5%	94.5%	16.54	16.32
Total base rental revenue - same store	$35,554	$34,537	$1,017	92.4%	90.4%	$20.44	$20.31

(1)	Represents contractual base rent and does not include the impact of tenant concessions, such as free rent and tenant reimbursements.
Base rental revenue in our same store portfolio increased for the three months ended September 30, 2016, compared to the same period in 2015, primarily due to (i) a 2.3% increase in annualized base rent per square foot in our office portfolio and a 1.3% increase in annualized base rent per square foot in our retail portfolio for the three months ended September 30, 2016, resulting from scheduled rent escalations for existing leases and improving rental rates for new and renewal leases, and (ii) an increase in average percentage leased across our same store portfolio for the three months ended September 30, 2016, compared to the same period in 2015.
The table below presents the factors contributing to the increase in our same store base rental revenue for the nine months ended September 30, 2016 and 2015 (dollar amounts other than annualized base rent per square foot in thousands):

Same Store Portfolio	Base Rent for the Nine Months Ended September 30,			Average % Leased for the Nine Months Ended September 30,		Annualized Base Rent per Square Foot for the Nine Months Ended September 30 (1),
	2016	2015	$ Change	2016	2015	2016	2015
Office	$65,184	$63,735	$1,449	96.3%	96.0%	$34.57	$33.90
Industrial	3,844	3,535	309	82.6%	78.2%	3.48	3.38
Retail	37,442	36,431	1,011	94.6%	94.0%	16.84	16.49
Total base rental revenue - same store	$106,470	$103,701	$2,769	92.3%	91.0%	$20.43	$20.20

(1)	Represents contractual base rent and does not include the impact of tenant concessions, such as free rent and tenant reimbursements.
Base rental revenue in our same store portfolio increased for the nine months ended September 30, 2016, compared to the same period in 2015, primarily due to (i) an increase in average base rent per square foot, resulting from scheduled rent escalations for existing leases and improving rental rates for new and renewal leases, partially offset by rent concessions that we granted to our tenants since September 30, 2015, and (ii) an increase in the average leased square feet across our same store portfolio for the nine months ended September 30, 2016, compared to the same period in 2015.
Other Rental Revenue - Same Store
Same store other rental revenue decreased for the nine months ended September 30, 2016, compared to the same period in 2015, primarily due to (i) a $2.0 million decrease in recoverable revenue due to a decrease in snow removal costs incurred by properties in our Greater Boston market due to a more normal winter in 2016 compared to 2015, and (ii) a $1.4 million lease termination payment related to a tenant in our retail portfolio that we received during the nine months ended September 30, 2015.

Rental Expenses - Same Store
The table below presents the amounts recorded and changes in rental expense of our Same Store Portfolio for the three and nine months ended September 30, 2016 and 2015 (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Real estate taxes	$4,884	$4,505	$379	8.4%	$14,025	$13,323	$702	5.3%
Repairs and maintenance	3,530	3,182	348	10.9%	10,104	11,150	(1,046)	-9.4%
Utilities	1,817	1,772	45	2.5%	4,906	4,917	(11)	-0.2%
Property management fees	907	872	35	4.0%	2,758	2,633	125	4.7%
Insurance	279	262	17	6.5%	805	842	(37)	-4.4%
Other	962	1,259	(297)	-23.6%	3,267	3,074	193	6.3%
Total same store rental expense	$12,379	$11,852	$527	4.4%	$35,865	$35,939	$(74)	-0.2%
The increase in real estate taxes of the Same Store Portfolio for the three months ended September 30, 2016, compared to the same period in 2015, is primarily attributable to an increase in property values. The increase in repairs and maintenance expenses of the Same Store Portfolio for the three months ended September 30, 2016, compared to the same period in 2015, is primarily attributable to an increase in seasonal parking lot maintenance expenses during the three months ended September 30, 2016 compared to the same period in 2015.
The decrease in repairs and maintenance expenses of the Same Store Portfolio for the nine months ended September 30, 2016, compared to the same period in 2015, is primarily attributable to a decrease in snow removal costs incurred by properties in our Greater Boston market due to the unusually harsh winter in 2015, partially offset by an increase in seasonal parking lot maintenance expenses and landscaping expenses during the the nine months ended September 30, 2016. The increase in real estate taxes of the Same Store Portfolio for the nine months ended September 30, 2016, compared to the same period in 2015, is primarily attributable to an increase in property values.
Real Property – Non-Same Store Portfolio
The decrease in rental revenue and NOI in our Non-Same Store Portfolio resulted from our disposition of six and 17 real properties during 2016 and 2015, respectively, partially offset by acquisitions of one real property during 2016 and eight real properties during 2015. See our discussion under “—Significant Transactions During the Nine Months Ended September 30, 2016—Investment Activity” for further discussion of our disposition activities.
Debt Related Income
Debt related income decreased for the three months ended September 30, 2016, compared to the same period in 2015. The decrease is primarily attributable to the repayments of debt related investments of approximately $40.9 million since June 30, 2015.
Debt related income decreased for the nine months ended September 30, 2016, compared to the same period in 2015. The decrease is primarily attributable to the repayments of debt related investments of approximately $82.8 million since June 30, 2015, partially offset by the investment of approximately $3.5 million in debt related investments in the same period.
Other Operating Expenses
General and Administrative Expenses
General and administrative expenses decreased by approximately $0.2 million, or 10%, for the three months ended September 30, 2016, and decreased by approximately $1.0 million, or 12%, for the nine months ended September 30, 2016, compared to the same period in 2015, primarily due to a decrease in reimbursements paid to our Advisor for salaries and overhead allocated to us due to fewer acquisition activities during the three and nine months ended September 30, 2016.

Advisory Fees
The decrease in advisory fees primarily resulted from the common stock redemptions pursuant to our self-tender offerings in 2015 and 2016. See Note 9 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of all fees and reimbursements that we paid to our Advisor during the three and nine months ended September 30, 2016 and 2015.
Impairment of Real Estate Property
We recorded $2.1 million and $2.7 million in impairment charges during the three and nine months ended September 30, 2016, respectively, primarily due to the net book value of certain properties exceeding the contract sales price less cost prior to disposition. See Note 3 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of impairment charges recorded during the three and nine months ended September 30, 2016.
We recorded $6.5 million and $8.1 million in impairment charges during the three and nine months ended September 30, 2015, respectively, primarily due to (i) the net book value of certain properties exceeding the contract sales price less cost prior to disposition and (ii) additional capital expenditures and transaction costs incurred prior to the disposition. See Note 3 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of impairment charges recorded during the three and nine months ended September 30, 2015.
In the calculation of our NAV, our real estate assets are carried at fair value using valuation methodologies consistent with ASC Topic 820 on a daily basis. However, we only recognize impairment charges upon the occurrence of an impairment event or periodic measurement in accordance with GAAP. As a result, the timing of valuation changes recorded in our NAV will not necessarily be the same as for impairment charges recorded to our financial statements prepared pursuant to GAAP.
Other Income (Expenses)
Interest and Other Income
Interest and other income increased for the three and nine months ended September 30, 2016 compared to the same period in 2015, primarily due to an increase in interest income received from our CDO securities portfolio.
Interest Expense
Interest expense decreased for the three and nine months ended September 30, 2016, compared to the same period in 2015, primarily due to a decrease of the weighted average interest rate to 3.2% as of September 30, 2016 from 4.3% as of September 30, 2015. The following table further describes our interest expense by debt obligation, and includes amortization of deferred financing costs, amortization related to our derivatives, and amortization of discounts and premiums for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Debt Obligation	2016	2015	2016	2015
Mortgage notes	$5,702	$7,530	$18,812	$26,403
Unsecured borrowings	4,290	3,421	12,559	9,085
Other secured borrowings	—	—	—	477
Financing obligations	19	—	23	243
Total interest expense	$10,011	$10,951	$31,394	$36,208
(Loss) Gain on Extinguishment of Debt and Financing Commitments
During the nine months ended September 30, 2016 and 2015, we had a gain of approximately $5.1 million and a loss of approximately $1.2 million on extinguishment of debt and financing commitments, respectively. The gain in 2016 resulted from the extinguishment of a $5.1 million contingently payable mortgage note that was not ultimately required to be repaid. The loss in 2015 primarily resulted from deferred financing costs written off due to the amendment and restatement of our credit facility on January 13, 2015. See Note 5 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information regarding our repayment of mortgage notes during the nine months ended September 30, 2016.

Gain on Sale of Real Property
The decrease in the gain on sale of real property for the three and nine months ended September 30, 2016 compared to the same period in 2015, is primarily due to a decrease in disposition activity in the three and nine months ended September 30, 2016. For a detailed discussion of the real properties we disposed of during the nine months ended September 30, 2016 and 2015, see Note 3 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
Liquidity Outlook
We believe our existing cash balance, our available credit under our revolving credit facilities, cash from operations, additional proceeds from our public offerings, proceeds from the sale of existing investments, and prospective debt or equity issuances will be sufficient to meet our liquidity and capital needs for the foreseeable future, including the next 12 months. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, distribution payments, debt service payments, including debt maturities of approximately $178.6 million, redemption payments, issuer tender offers, and acquisitions of real property and debt related investments. Borrowings that are subject to extension options are also subject to certain lender covenants and restrictions that we must meet to extend the initial maturity date. We currently believe that we will qualify for these extension options. However, we cannot guarantee that we will meet the requirements to extend the notes upon initial maturity. In the event that we do not qualify to extend the notes, we expect to repay them with proceeds from new borrowings or available proceeds from our revolving credit facility.
In order to maintain a reasonable level of liquidity for redemptions of Class A, Class W and Class I shares pursuant to our Second Amended and Restated Class A, W and I Share Redemption Program (the “Class AWI SRP”), we intend to generally maintain under normal circumstances the following aggregate allocation to sources of liquidity, which include liquid assets and capacity under our borrowing facilities: (1) 10% of the aggregate NAV of our outstanding Class A, Class W and Class I shares up to $1 billion of collective Class A, Class W and Class I share NAV, and (2) 5% of the aggregate NAV of our outstanding Class A, Class W and Class I shares in excess of $1 billion of collective Class A, Class W and Class I share NAV. However, as set forth in the Class AWI SRP, no assurance can be given that we will maintain this allocation to liquid assets. Our board of directors has the right to modify, suspend or terminate our Class AWI SRP if it deems such action to be in the best interest of our stockholders. As of September 30, 2016, the aggregate NAV of our outstanding Class A, Class W and Class I shares was approximately $245.8 million.
We calculate our leverage for reporting purposes as the principal balance of our total borrowings divided by the fair value of our real property and debt related investments. Based on this methodology, as of September 30, 2016, our leverage was 46.0%.  There are other methods of calculating our overall leverage ratio that may differ from this methodology, such as the methodology used in determining our compliance with corporate borrowing covenants.
As of September 30, 2016, we had approximately $34.4 million of cash and cash equivalents compared to $15.8 million as of December 31, 2015. The following discussion summarizes the sources and uses of our cash during the nine months ended September 30, 2016.
Operating Activities
Net cash provided by operating activities decreased by approximately $10.1 million to approximately $67.8 million for the nine months ended September 30, 2016 from approximately $77.9 million for the same period in 2015. The decrease is primarily due to (i) a decrease in NOI as discussed previously under “Our Operating Results” and (ii) a decrease in interest payments received from our debt related investments, partially offset by (i) a decrease in asset management fees primarily resulting from the common stock redemptions pursuant to our self-tender offers during 2015 and 2016 and (ii) a decrease in interest payments on borrowings.
Lease Expirations
Our primary source of funding for our property-level operating expenses and debt service payments is rent collected pursuant to our tenant leases. Our operating portfolio was approximately 91.5% leased as of September 30, 2016, compared to approximately 88.8% as of September 30, 2015. Our properties are generally leased to tenants for terms ranging from three to ten years. As of September 30, 2016,  the weighted average remaining term of our leases was approximately 4.2 years, based on annualized base rent, and 4.6 years, based on leased square footage.

The following is a schedule of expiring leases for our consolidated operating properties by annualized base rent and square footage as of September 30, 2016 and assuming no exercise of lease renewal options (dollar amounts and square footage in thousands, except footnoted information):

	Lease Expirations
Year (1)	Number of Leases Expiring	Annualized Base Rent (2)%		Square Feet	%
2016 (3)	38	$2,609	1.5%	167	2.0%
2017	87	37,783	22.1%	1,077	13.1%
2018	118	13,331	7.8%	599	7.3%
2019	103	24,486	14.3%	1,164	14.2%
2020	113	24,135	14.1%	1,119	13.6%
2021	67	17,812	10.5%	1,620	19.7%
2022	40	11,090	6.5%	635	7.7%
2023	33	15,864	9.3%	639	7.8%
2024	23	4,734	2.8%	314	3.8%
2025	17	3,992	2.3%	201	2.4%
Thereafter	37	15,033	8.8%	685	8.4%
Total	676	$170,869	100.0%	8,220	100.0%

(1)
The lease expiration year does not include the consideration of any renewal or extension options. Also, the lease expiration year is based on noncancellable lease terms and does not extend beyond any early termination rights that the tenant may have under the lease.

(2)	Annualized base rent represents the annualized monthly base rent of leases executed as of September 30, 2016.

(3)	Represents the number of leases expiring and annualized base rent for the remainder of 2016. Includes 10 leases with annualized base rent of approximately $194,000 that are on a month-to-month basis.
໿
Our two most significant leases, Sybase Inc. ("Sybase") which leases 100% of an office property located in East Bay, California, and Charles Schwab & Co., Inc. ("Schwab") which leases 100% of a 594,000 square foot office property in Northern New Jersey (“Harborside”), will expire January 2017 and September 2017, respectively, and we do not expect these leases to be renewed or extended. The Sybase and Schwab leases comprise $18.7 million and $23.5 million, or 10.9% and 13.7%, respectively, of our total annualized base rent as of September 30, 2016 and $10.5 million and $12.1 million, or 9.3% and 10.7%, respectively, of our total NOI for the nine months ended September 30, 2016.
However, the Harborside property is 100% subleased to 27 tenants through September 2017 and furthermore eight of these subleases comprising 348,000 square feet or 59% of Harborside, have executed leases directly with us that effectively extend their leases beyond the Schwab lease expiration. These direct leases will expire between September 2020 and September 2032. As a result, the above lease expiration table includes these direct leases in the years in which the leases will expire, as opposed to reflecting the full impact of the lease expiration of the current in-place lease with Schwab in 2017.
Based on market information as of September 30, 2016, we have obtained third-party estimates that current market rental rates, on a weighted-average basis utilizing annualized base rent as of September 30, 2016, are approximately 9% lower than our two leases with Sybase and Schwab. Accordingly, if market rents do not increase significantly, replicating the cash flows from these leases would be very difficult. When the leases expire we may be forced to lower the rental rates or offer other concessions in order to attract new tenants. In addition, we could be required to expend substantial funds to construct new tenant improvements in the vacated space. As a result, and until these properties are released, we would expect the expiration of these two leases to significantly and negatively impact our operating results and cash flows.
During the nine months ended September 30, 2016, we signed new leases for approximately 329,000 square feet and renewal leases for approximately 381,000 square feet. Tenant improvements and leasing commissions related to these leases were approximately $9.1 million and $6.5 million, respectively, or $12.87 and $9.10 per square foot, respectively. Of the leases described above, approximately 398,000 square feet were considered comparable leases related to which we realized average straight line rent growth of 19.1%, and tenant improvements and incentives of approximately $7.48 per square foot. Comparable leases comprise leases for which prior leases were in place for the same suite within 12 months of executing the new lease.

Investing Activities
Net cash provided by investing activities decreased approximately $41.3 million to approximately $126.3 million for the nine months ended September 30, 2016 from $167.7 million for the same period in 2015. The decrease is primarily due to (i) a $139.5 million decrease in proceeds from disposition of real properties, and (ii) a $52.6 million decrease in principal collections on debt related investments, partially offset by a $134.6 million decrease in cash paid to acquire operating properties.
Financing Activities
Net cash used in financing activities decreased approximately $69.3 million to approximately $175.5 million for the nine months ended September 30, 2016 from $244.9 million for the same period in 2015. The decrease is primarily due to (i) a $40.3 million increase in cash received from net borrowing activities, and (ii) a $39.4 million decrease in cash paid for redemption of common shares primarily due to the repurchase of our common shares pursuant to self-tender offers, partially offset by a $16.9 million decrease in proceeds from the sale of our common shares.
During the the nine months ended September 30, 2016 and 2015, we raised approximately $55.5 million and $73.2 million in proceeds from the sale of Class A, W, and I shares, respectively, including approximately $4.1 million and $2.3 million under the distribution reinvestment plan, respectively. We have offered and will continue to offer Class E shares of common stock through the Class E DRIP Offering. The amount raised under the Class E DRIP Offering decreased by approximately $2.6 million to approximately $11.2 million for the nine months ended September 30, 2016, from approximately $13.8 million for the same period in 2015. In addition, during the nine months ended September 30, 2015, we raised approximately $7.3 million from OP Units issued in a real estate transaction.
Debt Maturities
Six of our mortgage notes with an aggregate outstanding balance as of September 30, 2016 of approximately $205.0 million have maturities before January 1, 2018. For additional information on our upcoming debt maturities, see Note 5 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.
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

The following table sets forth the amounts and sources of distributions declared for the three and nine months ended September 30, 2016 and 2015 (dollar amounts in thousands, except footnoted information):
໿

	For the Three Months Ended				For the Nine Months Ended
Distributions:	September 30, 2016	% of Total Distributions	September 30, 2015	% of Total Distributions	September 30, 2016	% of Total Distributions	September 30, 2015	% of Total Distributions
Common stock distributions paid in cash	$8,907	57.7%	$10,320	60.5%	$27,747	59.0%	$31,974	61.5%
Other cash distributions (1)	1,257	8.2%	1,483	8.7%	3,838	8.1%	3,929	7.6%
Total cash distributions	$10,164	65.9%	$11,803	69.2%	$31,585	67.1%	$35,903	69.1%
Common stock distributions reinvested in common shares	5,264	34.1%	5,257	30.8%	15,483	32.9%	16,085	30.9%
Total distributions	$15,428	100.0%	$17,060	100.0%	$47,068	100.0%	$51,988	100.0%
Sources of distributions:
Cash flow from operations (2)	$24,477	158.7%	$30,033	176.0%	$67,838	144.1%	$77,901	149.8%
Financial performance metric:
NAREIT-defined FFO (3)	$23,251	150.7%	$21,238	124.5%	$69,598	147.9%	$66,769	128.4%

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

(2)
Expenses associated with the acquisition of real property are recorded to earnings and as a deduction to our cash from operations. We incurred acquisition-related expenses of approximately $136,000 and $476,000 during the three months ended September 30, 2016 and 2015, respectively, and approximately $661,000 and $1.3 million during the the nine months ended September 30, 2016 and 2015, respectively.

(3)
NAREIT-defined FFO is an operating metric and should not be used as a liquidity measure. However, management believes the relationship between NAREIT-defined FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. The definition of NAREIT-defined FFO, a reconciliation to GAAP net income (loss), and a discussion of NAREIT-defined FFO’s inherent limitations are provided in “How We Measure Our Operating Performance” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q.

Redemptions
Below is a summary of Class E common stock repurchases pursuant to our self-tender offers and repurchases pursuant to our Class E Share Redemption Program (the “Class E SRP”) for each of the last four quarterly periods (number of shares in thousands).
໿
໿

For the Quarter Ended:	Number of Class E Shares Requested for Redemption or Purchase	Number of Class E Shares Redeemed or Purchased	Percentage of Class E Shares Requested for Redemption Redeemed or for Purchase Purchased	Price Paid per Share
December 31, 2015
Self-Tender Offer Purchases (1)	20,758	2,707	13.0%	7.39
Total / Average	20,758	2,707	13.0%	7.39
March 31, 2016
Class E SRP – Death or Disability Redemptions	460	460	100%	7.43
Self-Tender Offer Purchases (1)	13,660	4,058	29.7%	7.39
Total / Average	14,120	4,518	32.0%	7.39
June 30, 2016
Class E SRP – Death or Disability Redemptions	537	537	100%	7.37
Self-Tender Offer Purchases (1)	13,896	6,770	48.7%	7.31
Total / Average	14,433	7,307	50.6%	7.31
September 30, 2016
Class E SRP – Death or Disability Redemptions	466	466	100%	7.40
Self-Tender Offer Purchases (1)	10,897	6,606	60.6%	7.35
Total / Average	11,363	7,072	62.2%	7.35
Average	15,169	5,401	35.6%	$7.35

(1)	Amounts represent Class E shares purchased pursuant to self-tender offers, which we completed on December 23, 2015, March 14, 2016, June 14, 2016, and September 13, 2016.
Additionally, during the third quarter of 2016,  we satisfied 100% of redemption requests received pursuant to our Class AWI SRP; we redeemed approximately 5,000 Class W shares for a weighted average price of approximately $7.43 per share, approximately 22,000 Class A shares for a weighted average price of approximately $7.42 per share, and approximately 437,000 Class I shares for a weighted average price of approximately $7.42 per share. See “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q for more information regarding redemptions of shares during the three months ended September 30, 2016.
Subsequent Events
The following financing transactions occurred subsequent to September 30, 2016.
Self-Tender
On November 9, 2016, we commenced a self-tender offer to purchase for cash up to $30.0 million of our Class E shares, subject to our ability to increase the number of shares accepted for payment in the offer by up to but not more than 2% of our outstanding Class E shares (resulting in a commensurate increase in the dollar volume by up to approximately $17.9 million, without amending or extending the offer in accordance with rules promulgated by the Commission, at a purchase price of $7.44 per share, net to the seller in cash, less any applicable withholding taxes and without interest. The offer was made upon the terms and subject to the conditions set forth in the Offer to Purchase, dated November 9, 2016, and in the related Letter of Transmittal, filed with the Commission on Schedule TO on November 9, 2016. The offer will expire at 5:00 p.m. Central Time, on Friday, December 9, 2016.

Managed Offering
On September 19, 2016, we notified the Dealer Manager that we would pay a primary dealer fee in the amount of up to 5.0% of the gross proceeds raised from the sale of Class I shares in the primary portion of the offering from September 19, 2016 through November 30, 2016 (the “Managed Offering Term”), but only with respect to sales made by participating broker-dealers that we specifically approved as being eligible (“Primary Dealers”). As of November 11, 2016, we had raised $32.0 million in gross proceeds during the Managed Offering Term with respect to which a $1.6 million primary dealer fee will apply.
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
As of September 30, 2016, the fair value of our fixed-rate borrowings was $342.2 million and the carrying value of our fixed-rate borrowings was $334.9 million. The fair value estimate of our fixed-rate borrowings was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of September 30, 2016. As we expect to hold our fixed-rate borrowings to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed-rate borrowings, would have a significant impact on our operations.
As of September 30, 2016, we had approximately $358.3 million of unhedged floating-rate borrowings outstanding subject to a weighted average interest rate of 1.44% over one-month LIBOR. If the one-month LIBOR were to increase 10%, we estimate that our quarterly interest expense would increase by approximately $48,000 based on our outstanding floating-rate debt as of September 30, 2016.
 We may seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by selectively utilizing derivative instruments to hedge exposures to changes in interest rates on loans secured by our assets. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy is designed to minimize the impact on our net income (loss) and funds from operations from changes in interest rates, the overall returns on our investments may be reduced. During the nine months ended September 30, 2016, we recorded a decrease in our net asset value of approximately $13.4 million as a result of changes in the value of our derivatives. Changes in the interest rate yield curve directly impact the value of our derivatives and, as capital market expectations of future interest rates have declined, so have the value of our derivatives.
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

PART II.  OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
Please see the risk factors discussed in (i) Item 1A of Part I of our Annual Report on Form 10-K filed with the Commission on March 3, 2016, (ii) Item 1A of Part II of our Quarterly Report on Form 10-Q filed with the Commission on May 13, 2016 and (iii) Item 1A of Part II of our Quarterly Report on Form 10-Q filed with the Commission on August 12, 2016.
The following risk factor updates these previously disclosed risk factors under the same heading in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.

We are exposed to risks arising from a small number of tenants comprising a significant portion of our income.
As of September 30, 2016, a significant portion of our annualized base rent comes from three tenants. As a result, we are particularly exposed to their ability and willingness to perform according to the contractual terms of their existing leases and to renew when the leases expire. When the leases expire, we may be forced to lower the rental rates or offer other concessions in order to retain the tenants. Any reduction in the rental rates or other lease terms may have a meaningful impact to our operating results. Further, if our significant tenants choose not to renew at all, we will likely suffer from periods of receiving no rent while we seek replacement tenants, and incur costs related to finding replacement tenants. Our two most significant leases, together comprising approximately 24.6% of our annualized base rent as of September 30, 2016, will expire between January 2017 and September 2017. One of these leases includes eight subleases comprising approximately 7.0% of our annualized base rent as of September 30, 2016, which are scheduled to expire between September 2020 and September 2032. Based on market information as of September 30, 2016, we have obtained third-party estimates that current market rental rates, on a weighted-average basis utilizing annualized base rent as of September 30, 2016, are approximately 9% lower than the in-place rents for these two most significant leases. Accordingly, if market rents do not increase significantly, replicating the cash flows from these leases would be very difficult. Furthermore, we expect our rental income to be materially reduced during the periods we are seeking replacement tenants for these properties (or if we are unable to replace the existing tenants at existing rents). These factors could adversely affect our results of operations, financial condition, NAV and ability to pay distributions to our stockholders. For additional information regarding these lease expirations, see our discussion under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Operating Activities - Lease Expirations” included in this Quarterly Report on Form 10-Q.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Redemption Program and Other Redemptions or Repurchases
As of September 30, 2016, no material changes had occurred to our Class E SRP or our separate Class AWI SRP as discussed in Item 5 of our Annual Report on Form 10-K filed with the Commission on March 3, 2016.
Pursuant to the Class E SRP as of September 30, 2016, on an ongoing basis, redemptions are only available for redemptions in connection with the death or disability of a stockholder. With respect to all other Class E stockholders, our board of directors evaluates each quarter whether to make liquidity available through our Class E SRP or through a tender offer process. Although no assurances can be made, our board of directors currently intends to make liquidity available to Class E stockholders each quarter (other than liquidity made available in the event of the death or disability of a stockholder through the Class E SRP) in an amount that is at least equal to the greater of (A) (i) funds received from the sale of Class E shares under our distribution reinvestment plan during such calendar quarter, plus (ii) 50% of the difference between (a) the proceeds (net of sales commissions) received by us from the sale of Class A, Class W and Class I shares in any public primary offering and under our distribution reinvestment plan during the most recently completed calendar quarter, and (b) the dollar amount used to redeem Class A, Class W and Class I shares during the most recently completed calendar quarter pursuant to the Class AWI SRP, less (iii) funds used for redemptions of Class E shares in the most recently completed quarter due to qualifying death or disability requests of a stockholder during such calendar quarter and (B) the amount that would result in repurchases or redemptions, during any consecutive twelve month period, at least equal to five percent of the number of Class E shares outstanding at the beginning of such twelve-month period (the “Class E Liquidity Amount”), regardless of whether such liquidity will be made available through the Class E SRP or a tender offer, and excluding liquidity made available in the event of the death or disability of a stockholder through the Class E SRP. Our board of directors may at any time decide to reduce or eliminate the Class E Liquidity Amount.

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
In aggregate, for the three months ended September 30, 2016, we redeemed (i) approximately 6.6 million Class E shares pursuant to a self-tender offer for approximately $48.6 million and (ii) approximately 0.9 million shares of common stock pursuant to the Class E SRP and the Class AWI SRP for approximately $6.9 million, as described further in the table below (number of shares in thousands, except footnoted information).

Period	Total Number of Shares Redeemed or Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
July 1 - July 31, 2016	64	$7.39	64	—
August 1 - August 31, 2016	755	7.41	755	—
September 1 - September 30, 2016 (2)	6,717	7.35	6,717	—
Total	7,536	$7.36	7,536	—

(1)
Redemptions and repurchases are limited under the Class E SRP and the Class AWI SRP as described above and pursuant to the terms of self-tender offers announced from time to time. We redeemed all Class A, W, and I shares that were requested to be redeemed during the three months ended September 30, 2016. As of September 30, 2016, we had capacity under the Class AWI SRP to redeem up to an aggregate of $12.8 million of Class A, W, and I shares. Pursuant to the Class AWI SRP, this capacity resets at the beginning of each quarter.

(2)
Number of shares represents (i) approximately 6.6 million Class E shares repurchased at $7.35 per share for an aggregate cost of approximately $48.6 million pursuant to a self-tender offer and (ii) approximately 111,000 shares redeemed pursuant to the Class E SRP and the Class AWI SRP, as discussed above.

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

ITEM 6.  EXHIBITS
໿

Exhibit Number	Description
3.1	Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed March 21, 2012
3.2	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 12, 2012
3.3	Articles Supplementary (Class A shares), incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 12, 2012
3.4	Articles Supplementary (Class W shares), incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed July 12, 2012
3.5	Articles Supplementary (Class I shares), incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed July 12, 2012
3.6	Certificate of Correction to Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 26, 2014
3.7	Certificate of Correction to Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on August 30, 2016
3.8	Sixth Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed December 8, 2014
4.1	Fourth Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed July 12, 2012
4.2	Second Amended and Restated Class E Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed December 16, 2015
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

10.8	Selected Dealer Agreement with Raymond James & Associates, Inc., incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed May 11, 2016.
10.9	Amendment No. 1 to Fifth Amended and Restated Operating Partnership Agreement of Dividend Capital Total Realty Operating Partnership LP
10.10	Selected Dealer Agreement with Raymond James & Associates, Inc., incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on September 19, 2016
31.1	Rule 13a-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Consent of Altus Group U.S., Inc.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
__________________
*    Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

Date: November 14, 2016	/s/ JEFFREY L. JOHNSON
Jeffrey L. Johnson Chief Executive Officer

Date: November 14, 2016	/s/ M. KIRK SCOTT
M. Kirk Scott Chief Financial Officer and Treasurer