Form 10-K
period 2016-12-31
Dividend Capital Diversified Property Fund Inc.
filed 2017-03-03
CIK 1327978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-52596
_____________________________________________________________
Dividend Capital Diversified Property Fund Inc.
(Exact name of registrant as specified in its charter)
_____________________________________________________________

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
_____________________________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

There is no established market for the Registrant’s shares of common stock. The Registrant publishes a daily net asset value (“NAV”), based on procedures and methodologies established by its board of directors, with an NAV on June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, of $7.37 per share for its unclassified shares of common stock (referred to as “Class E” shares) and each of its Class A, Class W and Class I classes of common stock. As of December 31, 2016, the daily NAV was $7.57 per share for each of its Class E, Class A, Class W and Class I classes of common stock.

There were approximately 126,473,453 outstanding shares of Class E common stock, 1,884,288 outstanding shares of Class A common stock, 2,119,104 outstanding shares of Class W common stock, and 29,067,092 outstanding shares of Class I common stock, held by non-affiliates, as of June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of February 24, 2017, 112,526,991 shares of Class E common stock, 2,027,074 shares of Class A common stock, 2,372,400 shares of Class W common stock, and 33,942,117 shares of Class I common stock of the Registrant, each with a par value $0.01 per share, were outstanding.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2016

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

Our Portfolio

We are currently invested in a diverse portfolio of real properties and, to a lesser extent, real estate-related debt investments. Our investment in real property consists of office, industrial, and retail properties located in the United States. As of December 31, 2016, our real property portfolio was approximately 91.2% leased. Additionally, we are invested in certain real estate-related debt investments, including originating and participating in mortgage loans secured by real estate (herein referred to as “debt-related investments”).

As of December 31, 2016, we had total gross investments with an estimated fair value of approximately $2.3 billion (calculated in accordance with our valuation procedures), comprised of approximately $2.3 billion in investments in real property and approximately $15.2 million in net debt-related investments.

As of December 31, 2016, we had three reportable operating segments: office property, industrial property and retail property. Operating results from our business segments are discussed further in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Whenever we refer to the “fair value” of our real estate investments in this Annual Report on Form 10-K, we are referring to the fair value as determined pursuant to our valuation procedures, unless stated otherwise.

Our Advisor

We are managed by our Advisor, which is wholly owned by our Sponsor. Our Advisor was formed as a Delaware limited liability company in April 2005. Subject to oversight by our board of directors, we rely on our Advisor to manage our day-to-day activities and to implement our investment strategy. In addition, subject to the oversight, review and approval of our board of directors, our Advisor undertakes to, among other things, research, identify, review and make investments in and dispositions of real property and real estate-related investments on our behalf consistent with our investment policies and objectives. Our Advisor performs its duties and responsibilities under an advisory agreement with us (the “Advisory Agreement”) as a fiduciary of ours and our stockholders. The term of the Advisory Agreement is for one year, subject to renewals by our board of directors for an unlimited number of successive one-year periods. The current term of the Advisory Agreement expires on June 30, 2017. Our officers and our two interested directors are all employees of an affiliate of our Advisor.

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

As of December 31, 2016, we had approximately 112,325,127 Class E shares, 2,001,359 Class A shares, 2,271,361 Class W shares, and 34,038,546 Class I shares outstanding.

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

Our Operating Partnership

We own all of our interests in our investments through our Operating Partnership or its subsidiaries. We are the sole general partner of our Operating Partnership. In addition, we have contributed 100% of the proceeds received from our offerings of common stock to our Operating Partnership in exchange for partnership units representing our interest as a limited partner of the Operating Partnership. As of December 31, 2016, we held a 92.6% limited partnership interest in the Operating Partnership. We refer to partnership units in the Operating Partnership as “OP Units.” As of December 31, 2016, our Operating Partnership had outstanding OP Units held by third-party investors representing approximately a 7.4% limited partnership interest. These units were issued by the Operating Partnership in connection with its exercise of options to acquire certain fractional interests in real estate that were previously sold to such investors pursuant to private placements previously conducted by the Operating Partnership. The holders of OP Units (other than us) generally have the right to cause the Operating Partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both.

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

Our NAV is calculated for each of our share classes after the end of each business day that the New York Stock Exchange is open for unrestricted trading by ALPS Fund Services Inc., a third-party firm approved by our board of directors, including a majority of our independent directors (our “NAV Accountant”). Our NAV is not audited by our independent registered public accounting firm. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Exhibit 99.1 of this Annual Report on Form 10-K for a more detailed description of our valuation procedures and valuation components, and our NAV as of December 31, 2016.

DST Program

In March 2016, we, through the Operating Partnership, initiated a program to raise capital in private placements exempt from registration under the Securities Act of 1933, as amended, or the “Securities Act” through the sale of beneficial interests ("Interests") in specific Delaware statutory trusts holding real properties, including properties currently indirectly owned by the Operating Partnership (the “DST Program”). From 2006 through 2009, we, through our subsidiaries conducted similar private placement offerings of fractional interests in which we raised a total of $183.1 million in gross proceeds. These fractional interests were all subsequently acquired by the Operating Partnership in exchange for an aggregate of 17.7 million OP Units.

Under the DST Program, each private placement will offer interests in one or more real properties placed into one or more Delaware statutory trust(s) by the Operating Partnership or its affiliates (“DST Properties”). We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Additionally, properties underlying interests sold to investors pursuant to such private placements will be leased-back by an indirect wholly owned subsidiary of the Operating Partnership on a long term basis of up to 29 years. The lease agreements are expected to be fully guaranteed by the Operating Partnership. Additionally, the Operating Partnership will retain a fair market value purchase option giving it the right, but not the obligation, to acquire the Interests from the investors at a later time in exchange for OP Units.

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

We may target investments in four primary property categories of office, industrial, retail and multifamily. Although we may own properties in each of these categories, we are not tied to specific allocation targets and we may not always have significant holdings, or any holdings at all, in each category. For example, we do not currently own multifamily investments, although we intend to consider multifamily investment opportunities in the future. Also, through the disposition of assets, our ownership of industrial assets has declined to less than 5% of our portfolio as of December 31, 2016. From 2013 through the first half of 2016, our investment strategy has primarily been focused on multi-tenant office and necessity-oriented, multi-tenant retail investments located in what we believe are strong markets poised for long-term growth. Our current investment strategy will continue to focus on these multi-tenant office and necessity-oriented, multi-tenant retail investments. We intend to also incorporate industrial properties into our current investment strategy. We also continue to monitor opportunities to invest in multi-family assets. However, there can be no assurance that we will be successful in this investment strategy, including with respect to any particular asset class. To a lesser extent we may invest in other types of real estate including, but not limited to, hospitality, medical offices, student housing and unimproved land. We anticipate that the majority of our real property investments will be made in the United States, although we may also invest in Canada and Mexico, and potentially elsewhere on a limited basis, to the extent that opportunities exist that may help us meet our investment objectives.

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

In 2015 and 2016, we disposed of approximately $716.3 million of properties and we acquired approximately $407.8 million of properties. The properties that we sold were generally higher-yielding than the new properties we acquired, although we believe the acquired assets exhibit greater potential for future revenue growth. We believe that market conditions may cause us to continue to explore in certain markets the disposition of higher-yielding assets and in certain target markets the acquisition of assets that may generate lower yields but with greater growth potential. Although there can be no assurance that we will continue to pursue this strategy or be successful in its execution, for some period of time this may mean that higher-yielding assets are sold from our portfolio in exchange for assets that initially may produce lower current income but which we believe will generate increased income over time through increased tenant demand and rental rate growth in order to generate long term growth in net asset value.

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

Real Property

We generally utilize a long-term hold strategy for strategic investments within our portfolio of real estate assets. The majority of our current portfolio consists of primarily “core” or “core-plus” properties that have significant operating histories and existing leases whereby a significant portion of the total investment return is expected to be derived from current income. In addition, we have invested in a relatively smaller proportion of “value added” opportunities that have arisen in circumstances where we have determined that a real property may be situationally undervalued or where product re-positioning, capital expenditures and/or improved property management may increase cash flows, and where the total investment return is generally expected to have a relatively larger component derived from capital appreciation. As described above, although we do not invest for the short term, we are active portfolio managers and we will seek to take advantage of opportunities to acquire or dispose of assets presented to us by the real estate market. Furthermore, we have invested in a small number of “opportunistic” real property investments, and may pursue similar opportunities in the future, that are either under-leased at acquisition or present expansion or re-development opportunities, where we may realize a significant portion of the total investment return from value appreciation. As of December 31, 2016, we had invested in a total of 55 operating properties located in 20 geographic markets throughout the United States at a total gross investment amount of approximately $2.2 billion aggregating approximately 9.0 million net rentable square feet.

Debt-Related Investments

To date, our debt-related investments have consisted primarily of (i) originations of and participations in commercial mortgage loans secured by real estate, (ii) B-notes, and (iii) mezzanine debt and other related investments secured by equity interests in entities that indirectly own real properties. As of December 31, 2016, we had three distinct debt-related investments secured by real properties located in three geographic markets with a total net investment amount of approximately $15.2 million.

Diversification Across Real Property Sectors

Through our investments in real properties and debt-related investments, we made direct investments, via equity interests and/or joint ventures, in real properties in multiple sectors, including office, industrial, and retail. In the future, we may also invest in multifamily, hospitality, and other real property types.

The chart below describes the diversification of our investment portfolio across real property type. Percentages in the chart correspond to the fair value as of December 31, 2016.
Diversification Across Geographic Regions

Through our investments in real property and debt-related investments, we also seek diversification across multiple geographic regions primarily located in the United States. The chart below shows the current allocations of our real property investments across geographic regions within the continental United States. Percentages in the chart correspond to our fair value as of December 31, 2016. Any market for which we do not show a corresponding percentage of our total fair value comprises 1% or less of the total fair value of our real property portfolio. As of December 31, 2016, our real property investments were geographically diversified across 20 markets. Our debt-related investments are located in three additional markets resulting in a combined portfolio allocation across 23 markets.

To date, and for the foreseeable future, the majority of our real property investments will be made in the United States, although we may also invest in Canada and Mexico, and potentially elsewhere on a limited basis, to the extent opportunities exist that may help us meet our investment objectives.

Diversification Across Tenant Profiles and Lease Terms

We believe that the tenant base that occupies our real property assets is generally stable and well-diversified. As of December 31, 2016, our consolidated operating real properties had leases with approximately 520 tenants. We intend to maintain a well-diversified mix of tenants to limit our exposure to any single tenant or industry. Our diversified investment strategy inherently provides for tenant diversity, and we continue to monitor our exposure relative to our larger tenant industry sectors. The following table describes our top ten tenant industry sectors based on annualized base rent as of December 31, 2016 (dollar and square footage amounts in thousands).

Industry Sector	Number of Leases	Annualized Base Rent (1)	% of Annualized Base Rent	Occupied Square Feet	% of Occupied Square Feet
Securities, Commodity Contracts, and Other Financial Investments and Related Activities	26	$26,026	15.3%	677	8.3%
Food and Beverage Stores	40	24,471	14.4%	1,640	20.1%
Publishing Information (except Internet)	3	19,044	11.2%	413	5.1%
Professional, Scientific and Technical Services	102	13,205	7.8%	589	7.2%
Food Services and Drinking Places	86	7,108	4.2%	233	2.9%
Clothing and Clothing Accessories Stores	30	6,248	3.7%	425	5.2%
Ambulatory Health Care Services	57	5,921	3.5%	231	2.8%
Credit Intermediation and Related Activities	34	5,815	3.4%	156	1.9%
Chemical Manufacturing	3	5,509	3.2%	461	5.6%
Hospitals	2	4,887	2.9%	170	2.1%
Other (2)	284	51,648	30.4%	3,178	38.8%
Total	667	$169,882	100.0%	8,173	100.0%
_______________________________

(1)	Annualized base rent represents the annualized monthly base rent of executed leases as of December 31, 2016.

(2)	Other industry sectors include 41 additional sectors.

Our properties are generally leased to tenants for the longer term and as of December 31, 2016, the weighted average remaining term of our leases was approximately 4.7 years, based on annualized base rent, and 4.5 years, based on leased square footage. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a schedule of expiring leases for our consolidated operating properties by annualized base rent and square footage as of December 31, 2016.

Tenant Concentration

Rental revenue from our lease with Charles Schwab & Co., Inc. (“Schwab”), as master tenant of one of our office properties, represented approximately 11.8% of our total revenue from continuing operations for the year ended December 31, 2016. However, nine of Schwab’s subleases that comprise approximately 7.4% of our annualized base rent as of December 31, 2016 will become our direct tenants following the expiration of our lease with Schwab in 2017. These direct leases will expire between September 2020 and September 2032. See “Concentration of Credit Risk” in Note 3 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for information regarding the top five tenants as a percentage of consolidated annual base rent and occupied square feet.

Leverage

We use financial leverage to provide additional funds to support our investment activities. We calculate our leverage for reporting purposes as the outstanding principal balance of our total borrowings divided by the fair value of our real property and debt-related investments. Based on this methodology, our leverage was 45.9% as of December 31, 2016, compared to 45.4% as of December 31, 2015. There are other methods of calculating our overall leverage ratio that may differ from this methodology, such as the methodology used in determining our compliance with corporate borrowing covenants. Our current leverage target is between 40-60%. Although we will generally work to maintain the targeted leverage ratio over the near term, we may change our targeted leverage ratio from time to time. In addition, we may vary from our target leverage ratio from time to time, and there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Our board of directors may from time to time modify our borrowing policy in light of then-current economic conditions, the relative costs of debt and equity capital, the fair values of our properties, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors.

Competition

We believe that the current market for investing in real property and debt-related investments continues to be extremely competitive and we continue to see a flight to quality for both equity and debt capital. Higher quality investments located in desirable markets are subject to strong competition. We compete with many different types of companies engaged in real estate investment activities, including other REITs, pension funds and their advisors, foreign investors, bank and insurance company investment accounts, real estate limited partnerships, various forms of banks and specialty finance companies, mutual funds, private equity funds, hedge funds, individuals and other entities. Some of these competitors, including larger REITs, have substantially greater financial and other resources than we do and generally may be able to accept more risk and leverage. They may also possess significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

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

Our current Class E share redemption program is even more limited. On an ongoing basis, it is only available for redemptions in connection with the death or disability of a stockholder. With respect to all other Class E stockholders, our board of directors evaluates each quarter whether to make liquidity available through our Class E share redemption program or through a tender offer process. Although no assurances can be made, our board of directors currently intends to make a minimum amount of liquidity available to Class E stockholders each quarter (other than liquidity made available in the event of the death or disability of a stockholder through the Class E share redemption program) in an amount that is the greater of (A) (i) funds received from the sale of Class E shares under our distribution reinvestment plan during such calendar quarter, plus (ii) 50% of the difference between (a) the proceeds (net of sales commissions) received by us from the sale of Class A, Class W and Class I shares in any public primary offering and under our distribution reinvestment plan during the most recently completed calendar quarter, and (b) the dollar amount used to redeem Class A, Class W and Class I shares during the most recently completed calendar quarter pursuant to the Class A, Class W and Class I share redemption program, less (iii) funds used for redemptions of Class E shares in the most recently completed quarter due to qualifying death or disability requests of a stockholder during such calendar quarter and (B) the amount that would result in repurchases or redemptions, during any consecutive twelve month period, at least equal to five percent of the number of Class E shares outstanding at the beginning of such twelve-month period (the “Class E Liquidity Amount”), regardless of whether such liquidity will be made available through the Class E share redemption program or a tender offer, and excluding liquidity made available in the event of the death or disability of a stockholder through the Class E share redemption program. Our board of directors may at any time decide to reduce or eliminate the Class E Liquidity Amount.

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

The current limitations of our share redemption programs are based, in part, on the number of outstanding shares. Thus, the ability of a single investor, or of a group of investors acting similarly, to redeem all of their shares may be limited if they own a large percentage of our shares. Similarly, if a single investor, or a group of investors acting in concert or independently, owns a large percentage of our shares, a significant redemption request by such investor or investors could significantly further limit our ability to satisfy redemption requests of other investors of such classes. Such concentrations could arise in a variety of circumstances, especially with respect to the Class A, Class W and Class I share redemption program while we have relatively few outstanding Class A, Class W and Class I shares. For example, we could sell a large number of our shares to one or more institutional investors, either in a public offering or in a private placement. In addition, we may issue a significant number of our shares in connection with an acquisition of another company or a portfolio of properties to a single investor or a group of investors that may request redemption at similar times following the acquisition. As of December 31, 2016, based on the NAV per share of $7.57 on that date, we had outstanding approximately $850.3 million in Class E shares, $15.1 million in Class A shares, $17.2 million in Class W shares, and $255.5 million in Class I shares.

A portion of the proceeds raised in the Follow-On Offering are expected to be used to redeem Class E shares, and such portion of the proceeds may be substantial.

We currently expect to use a portion of the proceeds from the Follow-On Offering to enhance liquidity for our Class E stockholders through self-tender offers and our Class E share redemption program. On an ongoing basis, our current Class E share redemption program is only available for redemptions in the event of the death or disability of a stockholder. Unless approved by our board of directors, we will not make, during any consecutive twelve-month period, redemptions in the event of the death or disability of a stockholder that exceed five percent of the number of Class E shares of common stock outstanding at the beginning of such twelve-month period. However, with respect to all other Class E stockholders, our board of directors evaluates each quarter whether to make liquidity available through the Class E share redemption program or through a tender offer process. Our board of directors currently intends to make liquidity available to Class E stockholders each quarter (other than liquidity made available in the event of the death or disability of a stockholder through the Class E share redemption program) in the Class E Liquidity Amount, regardless of whether such liquidity will be made available through the Class E share redemption program or a tender offer, and excluding liquidity made available in the event of the death or disability of a stockholder through the Class E share redemption program. However, our board of directors may from time to time authorize funds for redemptions of Class E shares in greater or lower amounts. Our board of directors may at any time decide to reduce or eliminate the Class E Liquidity Amount.

There has been significant demand from Class E holders to have their shares purchased pursuant to a tender offer or to have their shares redeemed under our Class E share redemption program, and we plan to use a portion of the proceeds from the Follow-On Offering to purchase or redeem Class E shares. As a result, we may have fewer offering proceeds available to retire debt or acquire additional properties, which may result in reduced liquidity and profitability or restrict our ability to grow our NAV.

With respect to liquidity for our Class E stockholders, our long-term goal is to raise sufficient proceeds in the Follow-On Offering so as to be able to accommodate those holders of Class E shares who would like to have their shares purchased pursuant to a tender offer or to have their shares redeemed under our Class E share redemption program. However, if we are not successful over time in generating liquidity to holders of our Class E shares through our self-tender offers and the Class E share redemption program, we may explore additional liquidity strategies for our Class E stockholders. There can be no assurances that we will be successful in achieving liquidity strategies for our Class E stockholders within any certain time frame or at all. In any event, our board of directors will seek to act in the best interest of the Company as a whole, taking into consideration all classes of stockholders.

You will not have the opportunity to evaluate future investments we will make with the proceeds raised in our Follow-On Offering prior to purchasing shares of our common stock.

We have not identified future investments that we will make with the proceeds of our Follow-On Offering. As a result, you will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our future investments prior to purchasing shares of our common stock. You must rely on our Advisor and our board of directors to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. Because you cannot evaluate all of the investments we will make in advance of purchasing shares of our common stock, this additional risk may hinder your ability to achieve your own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

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

Even if we are able to raise substantial funds in our Follow-On Offering, investors in our common stock are subject to the risk that our offering, business and operating plans may change.

Although we intend to operate as a perpetual-life REIT with an ongoing offering and share redemption programs (or self-tender offers), this is not a requirement of our charter. Even if we are able to raise substantial funds in the Follow-On Offering, if circumstances change such that our board of directors believes it is in the best interest of our stockholders to terminate our Follow-On Offering or to terminate our share redemption programs (or stop conducting self-tender offers), we may do so without stockholder approval. Our board of directors may also change our investment objectives, borrowing policies, or other corporate policies without stockholder approval. In addition, we may change the way our fees and expenses are incurred and allocated to different classes of stockholders if the tax rules applicable to REITs change such that we could do so without adverse tax consequences. Our board of directors may decide that certain significant transactions that require stockholder approval such as dissolution, merger into another entity, consolidation or the sale or other disposition of all or substantially all of our assets, are in the best interests of our stockholders. Holders of all classes of our common stock have equal voting rights with respect to such matters and will vote as a single group rather than on a class-by-class basis. Accordingly, investors in our common stock are subject to the risk that our offering, business and operating plans may change.

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

In order to disclose a daily NAV, our board of directors, including a majority of our independent directors, has adopted valuation procedures that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV and caused us to engage independent third parties such as the Independent Valuation Firm, to value our real estate portfolio on a daily basis, and independent appraisal firms, to provide periodic appraisals with respect to our properties. We have also engaged a firm to act as the NAV Accountant and may engage other independent third parties or our Advisor to value other assets or liabilities. Although our board of directors, with the assistance of our Advisor, oversees all of these parties and the reasonableness of their work product, we will not independently verify our NAV or the components thereof, such as the appraised values of our properties. Our management’s assessment of the market values of our properties may also differ from the appraised values of our properties as determined by the Independent Valuation Firm. If the parties engaged by us to determine our daily NAV are unable or unwilling to perform their obligations to us, our NAV could be inaccurate or unavailable, and we could decide to suspend our offerings and our share redemption programs.

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

We generally do not undertake to mark-to-market our debt investments or real estate-related liabilities, but rather these assets and liabilities are usually included in our determination of NAV at an amount determined in accordance with GAAP. As a result, the realizable value of specific debt investments and real property assets that are encumbered by debt used in the calculation of our NAV may be higher or lower than the value that would be derived if such debt investments or liabilities were marked to market. In some cases such difference may be significant. For example, in Note 8 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for the year ended December 31, 2016, we disclosed that the estimated fair value of our debt liabilities, net of the fair value of our debt investments, was $5.2 million higher than the GAAP carrying balance, meaning that if we used the fair value of our debt rather than the carrying balance, our NAV would have been lower by approximately $5.2 million as of December 31, 2016. We record all derivative instruments at fair value, which we do not expect to be significantly different from the realizable value of our derivative instruments used in the calculation of our NAV.

Due to daily fluctuations in our NAV, the price at which your purchase is executed could be higher than our NAV per share at the time you submit your purchase order, and the price at which your redemption is executed could be lower than our NAV per share at the time you submit your redemption request.

The purchase and redemption price for shares of our common stock will be determined at the end of each business day based on our NAV and will not be based on any established trading price. In our Follow-On Offering, each accepted purchase order will be executed at a price equal to our NAV per share for the class of shares being purchased next determined after the purchase order is received in good order, plus, for Class A shares sold in the primary offering only, any applicable selling commissions. For example, if a purchase order is received in good order on a business day and before the close of business (4:00 p.m. Eastern time) on that day, the purchase order will be executed at a purchase price equal to our NAV per share for the class of shares being purchased determined after the close of business on that day, plus, for Class A shares sold in the primary offering only, any applicable selling commissions. If a purchase order is received in good order on a business day, but after the close of business on that day, the purchase order will be executed at a purchase price equal to our NAV per share for the class of shares being purchased determined after the close of business on the next business day, plus, for Class A shares sold in the primary offering only, any applicable selling commissions. Similarly, redemption requests received in good order will be effected at a redemption price equal to the next-determined NAV per share for the class of shares being redeemed (subject to a 2% short-term trading discount in certain circumstances). In addition, there may be a delay between your purchase or redemption decision and the execution date caused by time necessary for you and your participating broker-dealer to put a purchase order or redemption request in “good order,” which means, for these purposes, that all required information has been completed, all proper signatures have been provided, and, for purchase orders, funds for payment have been provided. As a result of this process, you will not know the purchase or redemption price at the time you submit your purchase order or redemption request. The purchase price per share at which your purchase order is executed could be higher than the NAV per share on the date you submitted your purchase order, and the redemption price per share at which your redemption request is executed could be lower than the NAV per share on the date you submitted your redemption request.

Our NAV and the NAV of your shares may be diluted in connection with our Follow-On Offering and future securities offerings.

In connection with the Follow-On Offering, we incur fees and expenses. Excluding selling commissions (which are effectively paid by purchasers of Class A shares in the primary offering at the time of purchase, because the purchase price of such shares is equal to the NAV per Class A share plus the selling commission, and therefore have no effect on our NAV), we expect to incur up to $7.5 million in primary dealer fees and approximately $12.8 million in organization and offering expenses, which will decrease the amount of cash we have available for operations and new investments. In addition, because the prices of shares sold in the Follow-On Offering are based on our NAV, the offering may be dilutive if our NAV procedures do not fully capture the value of our shares and/or we do not utilize the proceeds accretively.

In the future we may conduct other offerings of common stock (whether existing or new classes), preferred stock, debt securities or of interests in our Operating Partnership. We may also amend the terms of the Follow-On Offering. We may structure or amend such offerings to attract institutional investors or other sources of capital in connection with efforts to provide additional Class E liquidity or otherwise. The terms of the Follow-On Offering will reduce the NAV of your shares over time in accordance with our valuation procedures and the terms of the Follow-On Offering and future offerings (such as the offering price and the distribution fees and expenses) may negatively impact our ability to pay distributions and your overall return.

Investors do not have the benefit of an independent due diligence review in connection with our Follow-On Offering which increases the risk of your investment.

Because our Advisor and our Dealer Manager are related, investors do not have the benefit of an independent due diligence review and investigation in connection with the Follow-On Offering of the type normally performed by an unrelated, independent underwriter in connection with a securities offering. In addition, DLA Piper LLP (US) has acted as counsel to us, our Advisor and our Dealer Manager in connection with the Follow-On Offering and, therefore, investors do not have the benefit of a due diligence review that might otherwise be performed by independent counsel. Under applicable legal ethics rules, DLA Piper LLP (US) may be precluded from representing us due to a conflict of interest between us and our Dealer Manager. If any situation arises in which our interests are in conflict with those of our Dealer Manager or its related parties, we would be required to retain additional counsel and may incur additional fees and expenses. The lack of an independent due diligence review and investigation increases the risk of your investment.

Our investors may be at a greater risk of loss than our Advisor and members of our management team.

We have taken certain actions to increase the stock ownership in our Company by our management team, our Advisor and our directors over the past couple of years, including the implementation of certain stock-based awards. As of February 24, 2017, our Advisor and members of our management team own approximately $8.3 million of stock or in stock-based awards (excluding certain options granted to our independent directors but including unvested shares). While we have improved and expect to continue to grow stock ownership by management, our Advisor and our directors, the current level of ownership may be less than the management teams of other public real estate companies and as result, our investors may be at a greater risk of loss than our Advisor and other members of our management, especially as compared to these other companies in which stock ownership by management and directors may be significantly greater.

The availability and timing of cash distributions to you is uncertain.

We currently make and expect to continue to make quarterly distributions to our stockholders. However, the payment of class-specific expenses results in different amounts of distributions being paid with respect to each class of shares. In addition, we bear all expenses incurred in our operations, which reduce the amount of cash available for distribution to our stockholders. Distributions may also be negatively impacted by the failure to deploy our net proceeds on an expeditious basis, the inability to find suitable investments that are not dilutive to our distributions, the poor performance of our investments (including vacancy or decline in rental rates), an increase in expenses for any reason (including expending funds for redemptions) and due to numerous other factors. Any request by the holders of our OP Units to redeem some or all of their OP Units for cash may also impact the amount of cash available for distribution to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital. We cannot assure you that sufficient cash will be available to make distributions to our stockholders or that the amount of distributions will not either decrease or fail to increase over time. From time to time, we may adjust our distribution level and we may make such an adjustment at any time.

We may have difficulty funding our distributions with funds provided by our operations.

Although our distributions during the years ended December 31, 2016, 2015 and 2014 were fully funded from our operations, in the future we may fund distributions from other sources. Our long-term strategy is to fund the payment of quarterly distributions to our stockholders entirely from our operations. However, if we are unsuccessful in investing the capital we raise in our Follow-On Offering or which is generated from the sale of existing assets on an effective and efficient basis that is accretive to our distribution level, we may be required to fund our quarterly distributions to our stockholders from a combination of our operations and financing activities, which include net proceeds of our Follow-On Offering and borrowings (including borrowings secured by our assets), or to reduce the level of our quarterly distributions. Using certain of these sources may result in a liability to us, which would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for new investments, repayment of debt, share redemptions or repurchases and other corporate purposes, and potentially reduce your overall return and adversely impact and dilute the value of your investment in shares of our common stock. We may pay distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds. Our ability to pay distributions at the current level also likely will be impacted by the expiration of certain large leases in our portfolio, and, as a result, we may be required to reduce the level of our quarterly distributions. To the extent that we sell higher yielding assets in exchange for assets that may initially produce less income in exchange for the potential ability for longer term appreciation, this may also put pressure on our ability to sustain our current distribution level. If our quarterly distributions exceed cash flow generated from our operations, it may cause a decrease in our NAV if not offset by other effects.

If we raise substantial offering proceeds in a short period of time, we may not be able to invest all of the net offering proceeds promptly, which may cause our distributions and the long-term returns to our investors to be lower than they otherwise would.

We could suffer from delays in locating suitable investments. The more money we raise in our Follow-On Offering, the more difficult it will be to invest the net offering proceeds promptly. Therefore, the large size of our Follow-On Offering increases the risk of delays in investing our net offering proceeds. Our reliance on our Advisor to locate suitable investments for us at times when the management of our Advisor is simultaneously seeking to locate suitable investments for other entities sponsored or advised by affiliates of the Sponsor could also delay the investment of the proceeds of our Follow-On Offering. Delays we encounter in the selection, acquisition and development of income-producing properties would likely negatively affect our NAV, limit our ability to pay distributions to you and reduce your overall returns.

The performance component of the advisory fee is calculated on the basis of the overall non-compounded investment return provided to holders of Fund Interests over a calendar year, so it may not be consistent with the return on your shares.

The performance component of the advisory fee is calculated on the basis of the overall non-compounded investment return provided to holders of Fund Interests (i.e., our Class E shares, Class A shares, Class W shares and Class I shares, along with the OP Units held by third parties) over a calendar year such that our Advisor will receive 25% of the overall return in excess of 6%; provided that in no event will the performance component exceed 10% of the overall return for such year. The overall non-compounded investment return provided to holders of Fund Interests over any applicable period is a dollar amount defined as the product of (i) the amount, if any, by which (A) the sum of (1) the weighted-average distributions per Fund Interest over the applicable period, and (2) the ending weighted-average NAV per Fund Interest, exceeds (B) the beginning weighted-average NAV per Fund Interest and (ii) the weighted-average number of Fund Interests outstanding during the applicable period. The weighted-average NAV per Fund Interest calculated on the last trading day of a calendar year shall be the amount against which changes in weighted-average NAV per Fund Interest are measured during the subsequent calendar year. However, the performance component will not be earned on any increase in the weighted-average NAV per Fund Interest except to the extent that it exceeds the historically highest year-end weighted-average NAV per Fund Interest since the commencement of our daily NAV calculations ($7.57 as of December 31, 2016). The foregoing NAV thresholds are subject to adjustment by our board of directors. Therefore, payment of the performance component of the advisory fee (1) is contingent upon the overall return to the holders of Fund Interests exceeding the 6% return, (2) will vary in amount based on our actual performance, (3) cannot cause the overall return to the holders of Fund Interests for the year to be reduced below 6%, and (4) is payable to our Advisor if the overall return to the holders of Fund Interests exceeds the 6% return in a particular calendar year, even if the overall return to the holders of Fund Interests on a cumulative basis over any longer or shorter period has been less than 6% per annum. Additionally, our Advisor has provided us with a waiver of a portion of its fees generally equal to the amount of the performance component that would have been payable with respect to the Class E shares and the Class E OP Units held by third parties until the NAV of such shares or units exceeds $10.00 per share or unit, the benefit of which will be shared among all holders of Fund Interests. However, our independent directors may decide to eliminate this waiver at any time if they conclude it is in the best interest of the Company to do so.

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

The Advisor, the property manager (which is an affiliate of our Advisor) and our Dealer Manager perform or may perform services for us, including, among other things, the selection and acquisition of our investments, the management of our assets, the disposition of our assets, the financing of our assets and certain administrative services. We pay or may pay our Advisor, the property manager and our Dealer Manager fees and expense reimbursements for these services, which will reduce the amount of cash available for further investments or distribution to our stockholders.

We are required to pay substantial compensation to our Advisor and its affiliates, which may be increased or decreased during our Follow-On Offering or future offerings by a majority of our board of directors, including a majority of the independent directors.

Pursuant to our agreements with our Advisor and its affiliates, we are obligated to pay substantial compensation to our Advisor and its affiliates. Subject to limitations in our charter, the fees, compensation, income, expense reimbursements, interests and other payments that we are required to pay to our Advisor and its affiliates may increase or decrease during our Follow-On Offering or future offerings if such change is approved by a majority of our board of directors, including a majority of the independent directors. For example, we previously paid our Advisor a development management fee and we were previously subject to a property management agreement. We may reinstate the development management fee or reenter into a property management agreement at any time with the agreement of our Advisor, our former property manager and/or their affiliates. The compensation that we pay to our Advisor and its affiliates will decrease the amount of cash we have available for operations and new investments and could negatively impact our NAV, our ability to pay distributions and your overall return.

We are dependent upon our Advisor and its affiliates to conduct our operations and our Follow-On Offering; thus, adverse changes in their financial health or our relationship with them could cause our operations to suffer.

We are dependent upon our Advisor and its affiliates to conduct our operations and our Follow-On Offering. Thus, adverse changes to our relationship with, or the financial health of, our Advisor and its affiliates, including changes arising from litigation, could hinder their ability to successfully manage our operations and our portfolio of investments.

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

As of December 31, 2016, a significant portion of our annualized base rent comes from two tenants, Sybase Inc. ("Sybase") which leases 100% of an office property located in East Bay, California ("Park Place", formerly known as Sybase Drive), and Schwab which leases 100% of a 594,000 square foot office property in Northern New Jersey (“3 Second Street", formerly known as Harborside). As a result, we are particularly exposed to their ability and willingness to perform according to the contractual terms of their existing leases and to renew when the leases expire. When the leases expire, we may be forced to lower the rental rates or offer other concessions in order to retain the tenants. Any reduction in the rental rates or other lease terms may have a meaningful impact to our operating results. Further, if our significant tenants choose not to renew at all, we will likely suffer from periods of receiving no rent while we seek replacement tenants, and incur costs related to finding replacement tenants. The Sybase and Schwab leases comprise $18.7 million and $23.5 million, or 11% and 13.8%, respectively, of our total annualized base rent as of December 31, 2016. The Sybase lease was terminated on January 31, 2017, and, as a result, we now expect that the effects described in this risk factor will be experienced. The Schwab lease will expire in September 2017, and we do not expect the Schwab lease to be renewed or extended. The Schwab lease includes nine subleases comprising approximately 7.4% of our annualized base rent as of December 31, 2016, which are scheduled to expire between September 2020 and September 2032. Based on market information as of December 31, 2016, we have obtained third-party estimates that current market rental rates, on a weighted-average basis utilizing annualized base rent as of December 31, 2016, are approximately 8.7% lower than the in-place rents for these two most significant leases. Accordingly, if market rents do not increase significantly, replicating the cash flows from these leases would be very difficult. Furthermore, we expect our rental income to be materially reduced during the periods we are seeking replacement tenants for these properties (or if we are unable to replace the existing tenants at existing rents). These factors could adversely affect our results of operations, financial condition, NAV and ability to pay distributions to our stockholders. For additional information regarding these lease expirations, see our discussion under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity Outlook - Operating Activities - Lease Expirations included in this Annual Report on Form 10-K. These factors could adversely affect our results of operations, financial condition, NAV and ability to pay distributions to our stockholders.

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

The U.S. Department of Labor (“DOL”) has issued a final regulation revising the definition of “fiduciary” under ERISA and the Code, which may affect the marketing of investments in our shares in the future.

On April 8, 2016, the Department of Labor issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Code. The final regulation broadens the definition of fiduciary and is accompanied by new and revised prohibited transaction exemptions relating to investments by IRAs and Benefit Plans. The final regulation and the related exemptions were originally scheduled to apply for investment transactions on and after April 10, 2017, but the final regulation has been recommended for reconsideration pursuant to executive order. The final regulation and the accompanying exemptions are complex, implementation may be further delayed and the final regulation remains subject to potential further revision prior to implementation. Plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding the final regulation. The final regulation could have a negative effect on the marketing of investments in our shares to such plans or accounts and our capital raising.

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

All of our Advisor’s management personnel, other employees, affiliates and related parties may also provide services to other entities sponsored or advised by affiliates of our Sponsor, including, but not limited to, Industrial Property REIT Inc. (“IPT”) and Industrial Logistics Realty Trust Inc. (“ILT”). We are not able to estimate the amount of time that such management personnel and product specialists will devote to our business. As a result, certain of our Advisor’s management personnel and product specialists may have conflicts of interest in allocating their time between our business and their other activities which may include advising and managing various other real estate programs and ventures, which may be numerous and may change as programs are closed or new programs are formed. During times of significant activity in other programs and ventures, the time they devote to our business may decline and be less than we would require. There can be no assurance that our Advisor’s affiliates will devote adequate time to our business activities or that our Advisor will be able to hire adequate additional employees to perform the tasks currently being performed by our Advisor’s affiliates should the amount of time devoted to our business activities by such affiliates prove to be insufficient.

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

Entities sponsored or advised by affiliates of our Sponsor are not prohibited from raising money for another investment entity that makes the same types of investments as those we target. As a result, the time and resources they could devote to us may be diverted. For example, our Dealer Manager is currently involved in other public offerings for other entities sponsored or advised by affiliates of our Sponsor, including IPT and ILT. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may also co-invest with any such investment entity. Even though all such co-investments will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with an unrelated third party.

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

We may compete with other entities or programs sponsored or advised by affiliates of our Sponsor, including IPT and ILT, for opportunities to acquire or sell investments, which may have an adverse impact on our operations.

We may compete with other entities or programs sponsored or advised by affiliates of our Sponsor, whether existing or created in the future, including IPT and ILT, for opportunities to acquire, finance or sell certain types of real properties. We may also buy, finance or sell real properties at the same time that other entities or programs sponsored or advised by affiliates of our Sponsor, including IPT and ILT, are buying, financing or selling properties. In this regard, there is a risk that our Advisor will advise us to purchase a real property that provides lower returns to us than a real property purchased by an entity or program sponsored or advised by an affiliate of our Sponsor, including IPT and ILT. Certain programs sponsored or advised by affiliates of our Sponsor own and/or manage real properties in geographic areas in which we expect to own real properties. Therefore, our real properties may compete for tenants with other real properties owned and/or managed by other programs sponsored or advised by affiliates of our Sponsor, including IPT and ILT. Our Advisor may face conflicts of interest when evaluating tenant leasing opportunities for our real properties and other real properties owned and/or managed by programs sponsored or advised by affiliates of our Sponsor, including IPT and ILT, and these conflicts of interest may have an adverse impact on our ability to attract and retain tenants.

Programs sponsored or advised by affiliates of our Sponsor may be given priority over us with respect to the acquisition of certain types of investments. As a result of our potential competition with these programs, certain investment opportunities that would otherwise be available to us may not in fact be available. For example, in recognition of the fact that we also desire to acquire industrial properties and have a separate day-to-day acquisition team, the Sponsor and our Advisor have agreed, subject to changes approved or required by our conflicts resolution committee, that (1) if an industrial property opportunity is a widely-marketed, brokered transaction, we, on the one hand, and ILT and/or IPT, on the other hand, may simultaneously and independently pursue such transaction, and (2) if an industrial property is not a widely-marketed, brokered transaction, then, as between us, on the one hand, and ILT and/or IPT, on the other hand, the management team and employees of each company generally are free to pursue any industrial opportunity at any time, subject to certain allocations if non-widely-marketed transactions are first sourced by certain shared employees, managers or directors. Although this is the current arrangement approved by the conflicts resolution committee, it is subject to change. One of our independent directors, Mr. Charles Duke, is also an independent director for IPT and ILT. If there are any transactions or policies affecting us and IPT or us and ILT, Mr. Duke will recuse himself from making any such decisions for as long as he holds both positions.

We may also compete with other entities or programs sponsored or advised by affiliates of our Sponsor for opportunities to acquire, finance or sell certain types of debt-related investments. As a result of our potential competition with other entities or programs sponsored or advised by affiliates of our Sponsor, certain investment opportunities that would otherwise be available to us may not in fact be available. This competition may also result in conflicts of interest that are not resolved in our favor.

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

In addition, we believe the risks associated with our business are more severe during periods of economic slowdown or recession if these periods are accompanied by deteriorating fundamentals and declining values in the real estate industry. Because all of our debt-related investments outstanding as of December 31, 2016 and debt-related investments we may make in the future might consist of mortgages secured by real property, these same conditions could also adversely affect the underlying borrowers and collateral of assets that we own. Declining real estate values and deteriorating real estate fundamentals would also likely reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Furthermore, borrowers may not be able to pay principal and interest on such loans. Declining real estate values would also significantly increase the likelihood that we would incur losses on our debt investments in the event of a default because the value of our collateral may be insufficient to cover some or all of our basis in the investment.

For example, we recorded impairments of real properties, significant other-than-temporary impairment charges related to our real estate-related securities holdings, and provisions for losses on our debt-related investments, as a result of such conditions that occurred during the last recession in the United States. To the extent that there is a general economic slowdown or real estate fundamentals deteriorate, it may have a significant and adverse impact on our revenues, results from operations, financial condition, liquidity, overall business prospects and ultimately our ability to make distributions to our stockholders.

Uncertainty and volatility in the credit markets could affect our ability to obtain debt financing on reasonable terms, or at all, which could reduce the number of properties we may be able to acquire and the amount of cash distributions we can make to our stockholders.

The U.S. and global credit markets have in the past experienced severe dislocations and liquidity disruptions, which caused volatility in the credit spreads on prospective debt financings and constrained the availability of debt financing due to the reluctance of lenders to offer financing at high leverage ratios. Similar conditions in the future could adversely impact our ability to access additional debt financing on reasonable terms or at all, which may adversely affect investment returns on future acquisitions or our ability to make acquisitions.

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

Our ability to make distributions and achieve our investment objectives is dependent upon the performance of our Advisor in the acquisition, disposition and management of real properties, and debt-related investments, the selection of tenants for our real properties, the determination of any financing arrangements and other factors. In addition, our success depends to a significant degree upon the continued contributions of certain of our Advisor’s key personnel, including John A. Blumberg, Eileen Hallquist, Jeffrey L. Johnson, Andrea L. Karp, Richard D. Kincaid, J. Michael Lynch, Lainie P. Minnick, Gregory M. Moran, James R. Mulvihill, Taylor M. Paul, Gary M. Reiff, M. Kirk Scott, Jeffrey W. Taylor, Joshua J. Widoff, and Evan H. Zucker, each of whom would be difficult to replace. We currently do not have, nor do we expect to obtain key man life insurance on any of our Advisor’s key personnel. If our Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results and NAV could suffer.

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

The Operating Partnership’s private placements of Interests in specific Delaware statutory trusts under its DST Program could subject us to liabilities from litigation or otherwise.

On March 2, 2016, we, through the Operating Partnership, initiated a program to raise capital in private placements exempt from registration under the Securities Act through the sale of Interests in specific Delaware statutory trusts holding real properties, including properties currently indirectly owned by the Operating Partnership. These Interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. All of the Interests sold to investors pursuant to such private placements will be leased-back by the Operating Partnership or a wholly owned subsidiary thereof, as applicable, and fully guaranteed by our Operating Partnership. Additionally, the Operating Partnership will be given a fair market value purchase option (“FMV Option”) giving it the right, but not the obligation, to acquire the Interests from the investors at a later time in exchange for OP Units. Investors who acquired Interests pursuant to such private placements may have done so seeking certain tax benefits that depend on the interpretation of, and compliance with, federal and state income tax laws and regulations. As the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of such transactions, including in the event an investor fails to qualify for any desired tax benefits.

The Operating Partnership’s private placements of Interests in specific Delaware statutory trusts under its DST Program will not shield us from risks related to the performance of the real properties held through such structures.

Pursuant to the DST Program, the Operating Partnership intends to place certain of its existing real properties and/or acquire new properties to place into Delaware statutory trusts and then sell interests, via its taxable REIT subsidiary (TRS), in such trusts to third-party investors. We will hold long-term leasehold interests in the property pursuant to master leases that are fully guaranteed by our Operating Partnership, while the third-party investors indirectly hold, in most cases, all of the interests in the real estate. Although we will hold a FMV Option to reacquire the real estate, the purchase price will be based on the then-current fair market value of the third-party investor’s interest in the real estate, which will be greatly impacted by the rental terms fixed by the long-term master lease. The lease effectively fixes our costs to sublease the property to occupying tenants until the earlier of the expiration of the master lease or our exercise of the FMV Option, while we bear the risk that the underlying cash flow from the property may be less than the master lease payments. Therefore, even though we will no longer own the underlying real estate, because of the fixed terms of the long-term master lease guaranteed by our Operating Partnership, negative performance by the underlying properties could affect cash available for distributions to our stockholders and will likely have an adverse effect on our results of operations and NAV.

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

Our Advisor, the Dealer Manager, our transfer agent and other parties that provide us with services essential to our operations are vulnerable to service interruptions or damages from any number of sources, including computer viruses, malware, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that may include, but is not limited to, gaining unauthorized access to systems to disrupt operations, corrupt data, steal assets or misappropriate Company funds and/or confidential information, including, for example, confidential information regarding our stockholders. As reliance on technology in our industry has increased, so have the risks posed to our systems, both internal and those we have outsourced. In addition, the risk of cyber incidents has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Cyber incidents may be carried out by third parties or insiders, including by computer hackers, foreign governments and cyber terrorists, using techniques that range from highly sophisticated efforts to more traditional intelligence gathering and social engineering aimed at obtaining information or funds. The remediation costs and lost revenues experienced by a victim of a cyber incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. If personal information such as social security numbers of our stockholders is stolen, our stockholders may be more likely to be victims of identity theft and other crimes. There also may be liability for any stolen assets or misappropriated Company funds or confidential information. Any material adverse effect experienced by our Advisor, the Dealer Manager, our transfer agent and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.

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

We may target investments in four primary property categories of office, industrial, retail and multifamily. Although we aim to diversify our real estate portfolio by owning properties in each of these categories, we may not always have significant holdings, or any holdings at all, in each category. For example, we currently have no multifamily investments and have sold a large portion of our industrial holdings. We may elect to increase or decrease our holdings in each category at any time and we may change our target property categories at any time. If we decrease or eliminate our holdings in any property category or cease to target any of the four property categories our real estate portfolio will be less diversified and we may not realize the benefits of diversification.

We are subject to the risk that, with respect to assets that we have acquired and may acquire based on growth potential, such growth potential is not realized.

In 2016, we disposed of approximately $220.1 million of assets and we acquired approximately $66.5 million of assets. The assets that we sold were generally higher-yielding than the new assets we acquired, although we believe the acquired assets exhibit greater potential for revenue growth going forward. We believe that market conditions may cause us to continue to explore in certain markets the disposition of higher-yielding assets and in certain target markets the acquisition of assets that may generate lower yields but with greater growth potential. Although there can be no assurance that we will pursue this strategy or be successful in its execution, this may mean that, for some period of time, higher-yielding assets are sold from our portfolio in exchange for assets that initially may produce lower current income but which we believe will generate increased income over time through increased tenant demand and rental rate growth in order to generate long term growth in NAV. With respect to such assets, we are subject to the risk that the expected growth potential is not realized. This may result from a variety of factors, including but not limited to unanticipated changes in local market conditions or increased competition for similar properties in the same market. Acquiring properties that do not realize their expected growth potential, or properties that take longer than expected to realize their growth potential, would likely negatively affect our NAV, limit our ability to pay distributions to you and reduce your overall returns.

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

Potential changes to the U.S. tax laws could have a significant negative impact on our business operations, financial condition and earnings.

U.S. federal income tax laws governing REITs and other corporations and the administrative interpretations of those laws may be amended at any time, potentially with retroactive effect. According to publicly released statements, a top legislative priority of the new administration may be to enact significant reform of the Code, including significant changes to taxation of business entities and the deductibility of interest expense and capital investment. There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform and the impact of any potential tax reform on us or an investment in our securities. Future legislation, new regulations, administrative interpretations or court decisions could adversely affect our ability to qualify as a REIT or adversely affect our stockholders.

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

Various aspects of the Dodd-Frank Act may have a significant impact on our business, including, without limitation, provisions of the legislation that increase regulation of and disclosure requirements related to investment advisors, certain hedging transactions, corporate governance and executive compensation, investor protection and enforcement provisions, and asset-backed securities.

For example, but not by way of limitation, the Dodd-Frank Act and the rulemaking thereunder provides for significantly increased regulation of the derivatives markets and the transactions used to affect our interest rate hedging activities, including: (i) regulatory reporting, (ii) subject to an exemption for "end-users" upon which we and our subsidiaries generally rely, mandated clearing through central counterparties and execution on regulated exchanges or execution facilities, and (iii) margin and collateral requirements. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be fully assessed until all final implementing rules and regulations are promulgated, the foregoing requirements may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and/or may result in us entering into such transactions on less favorable terms than prior to effectiveness of the Dodd-Frank Act. The imposition of, or failure to comply with, any of the foregoing requirements may have an adverse effect on our business and our stockholders’ return.

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

A portion of our debt-related investments may be considered illiquid, and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

Certain of the debt-related investments that we have purchased or may purchase in the future in connection with privately negotiated transactions are not or may not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise effected in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be limited. In addition, due to current credit market conditions, certain of our registered securities may not be as liquid as when originally purchased.

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

We have financed and may continue to finance a portion of the purchase price of certain of our investments by borrowing funds. As of December 31, 2016, our leverage ratio is approximately 45.9% of the fair value of our real property and debt-related investments (determined in accordance with our valuation procedures) inclusive of property and entity-level debt. Our current leverage target is between 40-60%. Although we will generally work to maintain the targeted leverage ratio over the near term, we may change our targeted leverage ratio from time to time. In addition, we may vary from our target leverage ratio from time to time, and there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Our board of directors may from time to time modify our borrowing policy in light of then-current economic conditions, the relative costs of debt and equity capital, the fair values of our properties, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors.

Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of the value of our net assets unless approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report along with justification for the excess. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our real property assets and debt-related investments before non-cash reserves and depreciation. In addition, we have incurred and may continue to incur mortgage debt secured by some or all of our real properties to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow funds if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

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

We currently utilize a significant amount of variable rate debt financing. To the extent we do not have derivative instruments to hedge exposure to changes in interest rates, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our real property or debt-related investments at times, which may not permit realization of the maximum return on such investments.

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

We have agreements with certain of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. We also have agreements with certain other derivative counterparties that contain a provision whereby if we default on any of our indebtedness held by our Operating Partnership, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. If we are declared in default under the terms of a derivative contract, the counterparty would have the right to terminate all outstanding derivative transactions between us and that counterparty and settle them based on their net market value or replacement cost. As of December 31, 2016, the fair value of derivatives in a net liability position, which included accrued interest but excluded any credit valuation adjustments related to these agreements, was approximately $2.9 million. If we had breached any of these provisions at December 31, 2016, we could have been required to settle our obligations under the agreements at their termination value of $2.9 million.

We have entered into loan agreements that contain restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender typically imposes restrictions on us that may affect our distribution and operating policies and our ability to incur additional debt. Our loan agreements include restrictions, covenants, customary market carve-outs and/or guarantees by us. Certain financial covenants include tests of our general liquidity and debt servicing capability as well as certain collateral specific performance and valuation ratios. In addition, our loan agreements may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, or replace our Advisor as our advisor. Further, our loan agreements may limit our ability to replace the property manager or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives and make distributions to our stockholders. There can be no assurance that we will be able to comply with these covenants in the future, or that if we violate a covenant the lender would be willing to provide a waiver of such covenant. Violation of these covenants could result in the acceleration of maturities under the default provisions of our loan agreements. As of December 31, 2016, we were in compliance with all financial covenants.

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

From time to time, we may generate taxable income greater than our net income, as defined by GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

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

The current maximum U.S. federal income tax rate for distributions payable by corporations to domestic stockholders that are individuals, trusts or estates is 20% (plus a 3.8% "Medicare tax" surcharge). Distributions payable by REITs, however, generally are taxed at the ordinary income tax rate applicable to the individual recipient, rather than the maximum 20% income tax rate. The more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock.

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

We may enter into certain hedging transactions which may have a potential impact on our REIT status.

From time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate and/or foreign currency swaps, caps, and floors, options to purchase these items, and futures and forward contracts. Income and gain from “hedging transactions” that we enter into to hedge indebtedness incurred or to be incurred to acquire or carry real estate assets and that are clearly and timely identified as such will be excluded from both the numerator and the denominator for purposes of the gross income and asset tests that apply to REITs. Moreover, any income from a transaction entered into primarily to manage risk of currency fluctuations with respect to any item of income that would be qualifying REIT income under the REIT gross income tests, and any gain from the unwinding of any such transaction, does not constitute gross income for purposes of the REIT annual gross income tests. To the extent that we do not properly identify such transactions as hedges or we hedge with other types of financial instruments, or hedge other types of indebtedness, the income from those transactions may not be treated as qualifying income for purposes of the REIT gross income tests, and might also give rise to an asset that does not qualify for purposes of the REIT asset tests.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of December 31, 2016, we held the majority ownership in 55 real properties, all of which were operating properties. The properties are located in 20 distinct geographical markets throughout the United States and comprise approximately 9.0 million net rentable square feet. As of December 31, 2016, our operating properties were subject to mortgage notes with an aggregate principal amount outstanding of approximately $343.5 million. For additional discussion of our borrowings, see Note 5 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Geographic Distribution

The following map describes the geographic distribution and types of our 55 operating properties by market as of December 31, 2016.

Market Sectors
Industrial
Office
Retail
Philadelphia
Greater Boston
Minneapolis
Northern New Jersey
Princeton
San Francisco
Washington, DC
East Bay
Denver
Silicon Valley
Central Kentucky
Louisville
Raleigh
Tulsa
Fayetteville
Dallas
Jacksonville
Austin
San Antonio
South Florida

The following table describes our 55 operating properties, by market, which are presented on a consolidated basis for purposes of financial reporting as of December 31, 2016 (dollar amounts and square footage amounts in thousands).

Market	Number of Properties	Gross Investment Amount (1)	% of Gross Investment Amount	Net Rentable Square Feet	% of Total Net Rentable Square Feet	% Leased (2)	Secured Indebtedness (3)
Office Properties:
Northern New Jersey	1	$231,029	10.6%	$594	6.6%	100.0%	$—
Austin, TX	3	155,270	7.1%	585	6.5%	97.5%	—
East Bay, CA	1	145,376	6.6%	405	4.5%	100.0%	—
San Francisco, CA	1	121,827	5.5%	263	2.9%	93.5%	—
Denver, CO	1	83,160	3.8%	257	2.9%	79.0%	—
South Florida	2	82,141	3.7%	363	4.0%	83.9%	—
Washington, DC	1	70,485	3.2%	126	1.4%	99.1%	52,500
Princeton, NJ	1	51,324	2.3%	167	1.9%	100.0%	—
Philadelphia, PA	1	46,908	2.1%	174	1.9%	93.2%	—
Silicon Valley, CA	1	42,685	1.9%	143	1.6%	100.0%	—
Dallas, TX	1	37,763	1.7%	155	1.7%	92.3%	33,000
Minneapolis/St Paul, MN	1	29,515	1.3%	107	1.2%	100.0%	—
Fayetteville, AR	1	11,695	0.5%	61	0.7%	100.0%	—
Total/Weighted Average	16	1,109,178	50.3%	3,400	37.8%	95.0%	85,500

Industrial Properties:
Dallas, TX	1	35,928	1.6%	446	5.0%	35.1%	—
Central Kentucky	1	30,840	1.4%	727	8.1%	100.0%	—
Louisville, KY	3	22,360	1.0%	609	6.8%	82.8%	—
Total/Weighted Average	5	89,128	4.0%	1,782	19.9%	77.9%	—

Retail Properties:
Greater Boston	25	540,872	24.5%	2,223	24.8%	95.2%	83,447
South Florida	2	106,629	4.8%	206	2.3%	96.8%	10,523
Philadelphia, PA	1	105,308	4.8%	426	4.8%	90.3%	67,800
Washington, DC	1	62,867	2.9%	233	2.6%	100.0%	70,000
Northern New Jersey	1	58,959	2.7%	223	2.5%	93.8%	—
Raleigh, NC	1	45,714	2.1%	143	1.6%	97.8%	26,200
Tulsa, OK	1	34,038	1.5%	101	1.1%	97.7%	—
San Antonio, TX	1	32,072	1.5%	161	1.8%	89.6%	—
Jacksonville, FL	1	19,557	0.9%	73	0.8%	48.0%	—
Total/Weighted Average	34	1,006,016	45.7%	3,789	42.3%	94.0%	257,970
Grand Total/Weighted Average	55	$2,204,322	100.0%	8,971	100.0%	91.2%	$343,470
_______________________________

(1)
“Gross Investment Amount” as used here and throughout this document represents the allocated gross basis of real property, excluding the effect of gross intangible lease liabilities totaling approximately $91.0 million and before accumulated depreciation and amortization of approximately $492.9 million as of December 31, 2016.

(2)	Percentage leased is based on executed leases as of December 31, 2016.

(3)	Represents the principal balance outstanding and does not include our mark-to-market adjustment or net debt issuance costs.

Lease Expirations

As of December 31, 2016, the weighted average remaining term of our leases was approximately 4.7 years, based on annualized base rent, and 4.5 years, based on leased square footage. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a schedule of expiring leases for our consolidated operating properties by annual minimum rents as of December 31, 2016.

Tenant Information

The following table describes our top ten tenants based on annualized base rent and their industry sectors as of December 31, 2016 (dollar and square footage amounts in thousands).

	Tenant	Locations	Industry	Annualized Base Rent (1)	% of Total Annualized Base Rent	Square Feet	% of Total Portfolio Square Feet
1	Charles Schwab & Co, Inc. (2)	2	Securities, Commodities, Fin. Inv./Rel. Activities	$23,645	13.9%	602	7.4%
2	Sybase (3)	1	Publishing Information (except Internet)	18,692	11.0%	405	5.0%
3	Stop & Shop	14	Food and Beverage Stores	14,125	8.3%	853	10.4%
4	Novo Nordisk	1	Chemical Manufacturing	4,627	2.7%	167	2.0%
5	Seton Health Care	1	Hospitals	4,339	2.6%	156	1.9%
6	Shaw's Supermarket	4	Food and Beverage Stores	3,944	2.3%	240	2.9%
7	I.A.M. National Pension Fund	1	Funds, Trusts and Other Financial Vehicles	3,114	1.8%	63	0.8%
8	TJX Companies	7	Clothing and Clothing Accessories Stores	2,998	1.8%	299	3.7%
9	Home Depot	1	Building Material and Garden Equipment and Supplies Dealers	2,469	1.5%	102	1.3%
10	Alliant Techsystems Inc.	1	Fabricated Metal Product Manufacturing	2,450	1.4%	107	1.3%
		33		$80,403	47.3%	2,994	36.7%
_______________________________

(1)	Annualized base rent represents the annualized monthly base rent of executed leases as of December 31, 2016.

(2)
The amount presented for Schwab reflects the total annualized base rent for our two leases in place with Schwab as of December 31, 2016. One of these leases, which expires in September 2017, entails the lease of all 594,000 square feet of our 3 Second Street (formerly known as Harborside) office property and accounts for $23.5 million or 13.8% of our annualized base rent as of December 31, 2016. We do not expect Schwab to renew this lease. Schwab has subleased 100% of 3 Second Street to 27 sub-tenants through September 2017. We have executed leases directly with nine of these subtenants that comprise 352,000 square feet or 59% of 3 Second Street that effectively extend their leases beyond the Schwab lease expiration. These direct leases will expire between September 2020 and September 2032.

(3)	The Sybase lease was terminated on January 31, 2017.

The top two tenants in the table above comprise 24.9% of annualized base rent as of December 31, 2016. However, due to the expiration of the Sybase lease and the near-term expiration of the Schwab lease at 3 Second Street, these two tenants are no longer in the top three tenants based on future minimum rental revenue, together comprising less than 3% of our total future minimum rental revenue as of December 31, 2016. Alternatively, based on future minimum rental revenue as of December 31, 2016, our top five tenants rank as follows: 1) Stop & Shop, 2) Mizuho Bank Ltd., 3) Shaw's Supermarket, 4) Novo Nordisk, and 5) Schwab.

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

We commenced calculating a daily NAV on July 12, 2012. The following table presents the high and low NAV per share of each class of common stock for each quarter within the two most recent fiscal years (to date, our classes have had the same NAV on each day):

Quarter	Low	High
First Quarter 2015	$7.13	$7.31
Second Quarter 2015	$7.28	$7.38
Third Quarter 2015	$7.36	$7.44
Fourth Quarter 2015	$7.40	$7.47
First Quarter 2016	$7.36	$7.47
Second Quarter 2016	$7.34	$7.40
Third Quarter 2016	$7.38	$7.48
Fourth Quarter 2016	$7.47	$7.57

Performance Graph

The following graph is a comparison of the cumulative return of our shares of common stock calculated on a weighted average basis (after class-specific expenses), against the National Council of Real Estate Investment Fiduciaries Fund Index-Open-End Diversified Core Equity (“ODCE”) and Standard and Poor’s 500 Index (“S&P 500”), as peer group indices. The graph assumes that $100 was invested on September 30, 2012 in shares of our common stock and each index assuming that all dividends were reinvested. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the following graph. Our total return since July 12, 2012, the date we initiated daily NAV pricing, was 41.73%, or 8.11% annualized. Our total return for the year ended December 31, 2016 was 6.31% on a weighted-average basis across our multiple share classes.

This performance and the chart below do not reflect selling commissions of up to 3.0% of the public offering price per share applicable to Class A shares sold in our primary offering.
_______________________________

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

The following table shows the return, by share class, of each of our classes of common stock for the year ended December 31, 2016.

Share Class	Weighted average number of shares outstanding during period (in thousands)	Return
Class E	128,462	6.35%
Class A (1)	1,888	5.21%
Class W	2,140	5.73%
Class I	27,158	6.25%
Total / Weighted Average	159,648	6.31%
_______________________________

(1)	Does not reflect selling commission of up to 3.0% of the public offering price per share, applicable to Class A shares purchased in our primary offering.

Net Asset Value Calculation

Our board of directors, including a majority of our independent directors, has adopted valuation procedures that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV on a daily basis. One fundamental element of the valuation process, the valuation of our real property portfolio, is managed by Altus Group U.S., Inc., an independent valuation firm (“the Independent Valuation Firm”) approved by our board of directors, including a majority of our independent directors. All parties engaged by us in the calculation of our NAV, including the Advisor, are subject to the oversight of our board of directors. As part of this process, our Advisor reviews the estimates of the values of our real property portfolio and real estate-related assets for consistency with our valuation guidelines and the overall reasonableness of the valuation conclusions, and informs our board of directors of its conclusions (as needed, but at least once per year as part of their annual review, described below). Although our Independent Valuation Firm or other pricing sources may consider any comments received from us or our Advisor to their individual valuations, the final estimated values of our real properties or certain other assets and liabilities are determined by the Independent Valuation Firm or other pricing source. Our Independent Valuation Firm is available to meet with our board of directors to review valuation information, as well as our valuation guidelines and the operation and results of the valuation process generally. Our board of directors has the right to engage additional valuation firms and pricing sources to review the valuation process or valuations, if deemed appropriate. Every month our senior management team and Altus hold an NAV committee meeting to review the prior month’s adjustments to NAV and discuss any possible changes to the NAV policies and procedures which may be recommended to the board of directors.  The information reviewed by this committee is summarized for the audit committee.  At least once each calendar year our board of directors, including a majority of our independent directors, reviews the appropriateness of our valuation procedures. With respect to the valuation of our properties, the Independent Valuation Firm provides the board of directors with periodic valuation reports. From time to time our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures if it (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (2) otherwise reasonably believes a change is appropriate for the determination of NAV. We will publicly announce material changes to our valuation procedures or the identity or role of the Independent Valuation Firm. See Exhibit 99.1 of this Annual Report on Form 10-K for a more detailed description of our valuation procedures, including important disclosure regarding real property valuations provided by the Independent Valuation Firm.

The following table sets forth the components of NAV for the Company as of December 31, 2016 and September 30, 2016 (amounts in thousands except per share information). As used below, “Fund Interests” means our Class E shares, Class A shares, Class W shares, and Class I shares, along with the OP Units held by third parties, and “Aggregate Fund NAV” means the NAV of all of the Fund Interests.

	As of December 31, 2016	As of September 30, 2016
Office properties	$1,187,600	$1,185,850
Industrial properties	81,750	80,850
Retail properties	1,012,850	1,020,750
Real properties	$2,282,200	$2,287,450
Debt-related investments	15,209	15,340
Total Investments	$2,297,409	$2,302,790
Cash and other assets, net of other liabilities	(10,051)	(10,109)
Debt obligations	(1,054,470)	(1,056,070)
Outside investors’ interests	(3,588)	(3,626)
Aggregate Fund NAV	$1,229,300	$1,232,985
Total Fund Interests outstanding	162,396	164,930
NAV per Fund Interest	$7.57	$7.48

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

Under GAAP, we record liabilities for dealer manager and distribution fees that we (i) currently owe our dealer manager under the terms of our dealer manager agreement and (ii) for an estimate that we may pay to our Dealer Manager in future periods for shares of our common stock sold pursuant to the Prior Offering and the Follow-On Offering. As of December 31, 2016, we recorded a total liability for dealer manager and distribution fees of approximately $3.9 million, comprised of a $44,000 current payable to our dealer manager and a $3.9 million estimated liability for dealer manager and distributions fees that we may pay to our dealer manager in future periods. We do not deduct the $3.9 million liability for estimated future dealer manager and distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time should not include consideration of any estimated future dealer manager and distribution fees that may become payable after such date.

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

The December 31, 2016 valuation for our real properties was provided by the Independent Valuation Firm in accordance with our valuation procedures and determined starting with the appraised value. The aggregate real property valuation of $2.28 billion compares to a GAAP basis of real properties (before accumulated amortization and depreciation and the impact of intangible lease liabilities) of $2.11 billion, representing an increase of approximately $168.9 million or 8.0%. Certain key assumptions that were used by our Independent Valuation Firm in the discounted cash flow analysis are set forth in the following table based on weighted averages by property type.

	Office	Industrial	Retail	Weighted Average Basis
Exit capitalization rate	6.65%	7.68%	6.44%	6.59%
Discount rate / internal rate of return (“IRR”)	7.29%	8.26%	6.96%	7.18%
Annual market rent growth rate	3.20%	3.00%	2.91%	3.06%
Average holding period (years)	10.3	10.9	10.1	10.2

A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, an increase in the weighted-average annual discount rate/IRR and the exit capitalization rate of 0.25% would reduce the value of our real properties by approximately 1.94% and 2.26%, respectively.

The following table sets forth the quarterly changes to the components of NAV for the Company and the reconciliation of NAV changes for each class of shares (amounts in thousands, except per share information):

	Total	Class E Common Stock	Class A Common Stock	Class W Common Stock	Class I Common Stock	Class E OP Units
NAV as of September 30, 2016	$1,232,985	$896,349	$14,145	$16,802	$214,866	$90,823
Fund level changes to NAV
Realized/unrealized gains on net assets	12,163	8,564	143	161	2,421	874
Income accrual	22,407	15,953	259	302	4,266	1,627
Dividend accrual	(14,901)	(10,692)	(134)	(177)	(2,806)	(1,092)
Advisory fee	(3,624)	(2,581)	(42)	(49)	(689)	(263)
Performance based fee	(94)	(66)	(1)	(1)	(19)	(7)
Class specific changes to NAV
Dealer Manager fee	(107)	—	(22)	(25)	(60)	—
Distribution fee	(18)	—	(18)	—	—	—
NAV as of December 31, 2016 before share/unit sale/redemption activity	$1,248,811	$907,527	$14,330	$17,013	$217,979	$91,962
Share/unit sale/redemption activity
Shares/units sold	44,371	3,613	949	402	39,407	—
Shares/units redeemed	(63,882)	(60,862)	(137)	(221)	(1,897)	(765)
NAV as of December 31, 2016	$1,229,300	$850,278	$15,142	$17,194	$255,489	$91,197
Shares/units outstanding as of September 30, 2016 (1)	164,930	119,899	1,892	2,248	28,742	12,149
Shares/units sold	5,925	483	127	53	5,262	—
Shares/units redeemed	(8,459)	(8,057)	(18)	(30)	(253)	(101)
Shares/units outstanding as of December 31, 2016 (1)	162,396	112,325	2,001	2,271	33,751	12,048
NAV per share/unit as of September 30, 2016		$7.48	$7.48	$7.48	$7.48	$7.48
Change in NAV per share		0.09	0.09	0.09	0.09	0.09
NAV per share/unit as of December 31, 2016		$7.57	$7.57	$7.57	$7.57	$7.57
_______________________________

(1)	Amounts reported do not include approximately 288,000 restricted stock units granted to our Advisor that remain unvested as of both September 30, 2016 and December 31, 2016.

Holders

As of February 24, 2017, we had (i) approximately 112.5 million shares of our Class E common stock outstanding held by a total of approximately 22,000 stockholders, (ii) approximately 2.0 million shares of our Class A common stock outstanding held by a total of approximately 300 stockholders, (iii) approximately 2.4 million shares of our Class W common stock outstanding held by a total of approximately 400 stockholders, and (iv) approximately 33.9 million shares of our Class I common stock outstanding held by a total of approximately 3,000 stockholders. As of February 24, 2017, we had approximately 12.0 million Class E OP Units outstanding issued to approximately 200 third parties in connection with our Operating Partnership’s private placement offerings.

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

For a summary of distributions that had been paid by us for the years ended December 31, 2016 and 2015 and declared for the first quarter of 2017, refer to Note 10 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

The following table sets forth the amounts and sources of distributions declared for the three and twelve months ended December 31, 2016 and 2015 (dollar amounts in thousands):

	For the Three Months Ended				For the Twelve Months Ended
Distributions:	December 31, 2016	% of Total Distributions	December 31, 2015	% of Total Distributions	December 31, 2016	% of Total Distributions	December 31, 2015	% of Total Distributions
Common stock distributions paid in cash	$8,671	57.4%	$9,748	60.3%	$36,418	58.6%	$41,723	61.2%
Other cash distributions (1)	1,297	8.6%	1,313	8.1%	5,135	8.3%	5,241	7.7%
Total cash distributions	$9,968	66.0%	$11,061	68.4%	$41,553	66.9%	$46,964	68.9%
Common stock distributions reinvested in common shares	5,139	34.0%	5,093	31.6%	20,622	33.1%	21,177	31.1%
Total distributions	$15,107	100.0%	$16,154	100.0%	$62,175	100.0%	$68,141	100.0%
Sources of distributions:
Cash flow from operations (2)	$22,458	148.7%	$27,629	173.2%	$90,296	145.2%	$105,530	154.9%
Financial performance metric:
NAREIT-defined FFO (3)	$21,243	140.6%	$21,403	132.5%	$90,842	146.1%	$88,171	129.4%
_______________________________

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

(2)
Expenses associated with the acquisition of real property are recorded to earnings and as a deduction to our cash from operations. We incurred acquisition-related expenses of approximately $6,000 and $667,000 for the three and twelve months ended December 31, 2016, respectively, and $1.4 million and $2.6 million for the three and twelve months ended December 31, 2015, respectively.

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

Share Redemption Programs and Other Redemptions or Repurchases

We have adopted a Class E Share Redemption Program (the “Class E SRP”), whereby eligible Class E stockholders may request that we redeem all or any portion of their Class E shares in accordance with the procedures and subject to certain conditions and limitations described below. We also have a separate Class A, W and I Share Redemption Program (the “Class AWI SRP”) for holders of our Class A, Class W or Class I shares, described below. Our board of directors may modify, suspend or terminate our share redemption programs if it deems such action to be in the best interest of our stockholders. We also conduct self-tender offers from time to time. During 2016 and 2015, redemptions pursuant to our Class E SRP and Class AWI SRP and other repurchases were funded through borrowings from our revolving line of credit. We generally repay funds borrowed from our revolving line of credit from a variety of sources including (i) operating cash flows in excess of our distributions, (ii) proceeds from our equity offerings, (iii) proceeds from the disposition of real properties and (iv) other longer-term borrowings.

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

For the three months ended December 31, 2016, we redeemed (i) approximately 7.7 million Class E shares pursuant to a self-tender offer for approximately $57.3 million and (ii) approximately 661,000 shares of common stock pursuant to the Class E SRP and AWI SRP for approximately $4.9 million, as described further in the table below.

Period	Total Number of Shares Redeemed or Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
October 1 - October 31, 2016	108,989	$7.46	108,989	—
November 1 - November 30, 2016	473,452	7.48	473,452	—
December 1 - December 31, 2016 (2)	7,774,978	7.44	7,774,978	—
Total	8,357,419	$7.44	8,357,419	—
_______________________________

(1)
Redemptions and repurchases are limited under the Class E SRP and the Class AWI SRP as described above and pursuant to the terms of self-tender offers announced from time to time. We redeemed all Class A, W, and I shares that were requested to be redeemed during the three months ended December 31, 2016. As of December 31, 2016, we had capacity under the Class AWI SRP to redeem up to an aggregate of $50.9 million of Class A, W, and I shares. Pursuant to the Class AWI SRP, this capacity resets at the beginning of each quarter.

(2)
Number of shares represents (i) approximately 7.7 million Class E shares repurchased at $7.44 per share for an aggregate cost of approximately $57.3 million pursuant to a self-tender offer and (ii) approximately 78,000 shares redeemed pursuant to the Class E SRP and the Class AWI SRP, as discussed above.

Below is a summary of Class E common stock repurchases pursuant to our self-tender offers and repurchases pursuant to the Class E SRP for each quarter during 2016 and 2015 (number of shares in thousands).

For the Quarter Ended:	Number of Class E Shares Requested for Redemption or Purchase	Number of Class E Shares Redeemed or Purchased	Percentage of Class E Shares Requested for Redemption Redeemed or for Purchase Purchased	Price Paid per Share
March 31, 2015
Class E SRP – Ordinary Redemptions	18,570	1,104	5.9%	$7.30
Class E SRP – Death or Disability Redemptions	426	426	100.0%	7.30
Total / Average	18,996	1,530	8.1%	7.30
June 30, 2015
Class E SRP – Ordinary Redemptions	20,031	4,379	21.9%	7.38
Class E SRP – Death or Disability Redemptions	626	626	100.0%	7.38
Total / Average	20,657	5,005	24.2%	7.38
September 30, 2015
Class E SRP – Ordinary Redemptions	12,456	1,393	11.2%	7.42
Class E SRP – Death or Disability Redemptions	452	452	100.0%	7.42
Self-Tender Offer Purchases (1)	17,153	17,153	100.0%	7.25
Total / Average	30,061	18,998	63.2%	7.27
December 31, 2015
Self-Tender Offer Purchases (2)	20,758	2,707	13.0%	7.39
Total / Average	20,758	2,707	13.0%	7.39
Average 2015	22,618	7,060	31.2%	$7.30
March 31, 2016
Class E SRP – Death or Disability Redemptions	460	460	100.0%	$7.43
Self-Tender Offer Purchases (2)	13,660	4,058	29.7%	7.39
Total / Average	14,120	4,518	32.0%	7.39
June 30, 2016
Class E SRP – Death or Disability Redemptions	537	537	100.0%	7.37
Self-Tender Offer Purchases (2)	13,896	6,770	48.7%	7.31
Total / Average	14,433	7,307	50.6%	7.31
September 30, 2016
Class E SRP – Death or Disability Redemptions	466	466	100.0%	7.40
Self-Tender Offer Purchases (2)	10,897	6,606	60.6%	7.35
Total / Average	11,363	7,072	62.2%	7.35
December 31, 2016
Class E SRP – Death or Disability Redemptions	360	360	100.0%	7.48
Self-Tender Offer Purchases (2)	7,697	7,697	100.0%	7.44
Total / Average	8,057	8,057	100.0%	7.44
Average 2016	11,993	6,739	56.2%	$7.38
_______________________________

(1)
Amounts represent Class E shares properly tendered and not properly withdrawn at or below the final purchase price of $7.25 per share of a modified “Dutch auction” tender offer, which we completed on August 12, 2015. An additional 6,863 Class E shares were submitted for redemption at prices higher than the final purchase price, and were therefore not properly tendered.

(2)	Amounts represent Class E shares purchased pursuant to a self-tender offer, which we completed on December 23, 2015, March 14, 2016, June 14, 2016, September 13, 2016 and December 9, 2016.

During 2016, we satisfied 100% of the redemption requests received pursuant to our Class AWI SRP; we redeemed approximately 180,000 Class A shares for an average price of approximately $7.36 per share, approximately 367,000 Class W shares for an average price of approximately $7.36 per share, and approximately 970,000 Class I shares for an average price of approximately $7.43 per share. During 2015, we satisfied 100% of the redemption requests received pursuant to our Class AWI SRP; we redeemed approximately 23,000 Class A shares for an average price of approximately $7.29 per share, approximately 20,000 Class W shares for an average price of approximately $7.32 per share and approximately 873,000 Class I shares for an average price of approximately $7.37 per share.

Securities Authorized for Issuance under Equity Compensation Plans

The following table gives information regarding our equity incentive plans as of December 31, 2016.

	Equity Compensation Plans Information
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by security holders	$4,055	(3)	$—	1,886,079
Equity compensation plans not approved by security holders	—		—	1,988,715
Total / Weighted Average	$4,055		$—	3,874,794
_______________________________

(1)
Restricted stock units (“RSUs”) with respect to Class I shares of our common stock that were granted to our independent directors and had not been settled as of December 31, 2016, are included in the number of securities to be issued upon exercise of outstanding options, warrants, and rights but are not reflected in the weighted-average exercise price of outstanding options, warrants, and rights.

(2)
We have two equity incentive plans. Under each plan, an aggregate maximum of 5.0 million shares may be issued upon grant, vesting or exercise of awards, although the board of directors, as of December 31, 2016, has only authorized and reserved for issuance a total of 2.0 million shares of our common stock under each plan.

(3)	As of December 31, 2016, includes 4,055 RSUs with respect to Class I shares of our common stock that were granted to our independent directors and had not yet vested.

Unregistered Issuance of Securities

No equity securities were sold in unregistered transactions during the three months ended December 31, 2016.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth selected financial data relating to our historical financial condition and results of operations for each of the five years ended December 31, 2016. The financial data in the table is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes beginning on page F-1 of this Annual Report on Form 10-K. The amounts in the table are in thousands except per share and footnote information.

	As of or For the Year Ended December 31,
	2016	2015	2014	2013	2012
Statement of Operations Data:
Total revenue	$216,170	$225,200	$231,597	$217,777	$216,325
Total operating expenses, excluding acquisition-related expenses and impairment of real property	(169,999)	(170,507)	(167,018)	(155,740)	(156,550)
Acquisition-related expenses net of other gains	(667)	(2,644)	(1,205)	(536)	(325)
Impairment of real property (1)	(2,677)	(8,124)	(9,500)	(2,600)	—
Gain on sale of real property (2)	45,660	134,218	10,914	—	—
Interest expense	(40,782)	(47,508)	(61,903)	(65,325)	(69,844)

Income (loss) from continuing operations (3)	55,048	131,659	3,990	(9,084)	(14,961)
Discontinued operations (4)	—	—	30,004	65,554	(7,410)
Net income (loss)	55,048	131,659	33,994	56,470	(22,371)
Net (income) loss attributable to noncontrolling interests	(5,072)	(7,404)	(4,802)	(4,002)	110
Net income (loss) attributable to common stockholders	$49,976	$124,255	$29,192	$52,468	$(22,261)
Comprehensive Income (Loss) Data:
Net income (loss)	$55,048	$131,659	$33,994	$56,470	$(22,371)
Net unrealized change from available-for-sale securities	—	—	(211)	—	(1,426)
Net unrealized change from cash flow hedging derivatives	4,416	(977)	721	4,975	3,963
Total other comprehensive (loss) income	4,416	(977)	510	4,975	2,537
Comprehensive income (loss)	$59,464	$130,682	$34,504	$61,445	$(19,834)
Per Share Data:
Net income (loss) per basic and diluted common share:
Continuing operations	$0.31	$0.70	$0.02	$(0.05)	$(0.08)
Discontinued operations	$—	$—	$0.14	$0.34	$(0.04)
Common Stock Distributions
Common stock distributions declared	$57,040	$62,900	$62,236	$62,330	$84,259
Weighted average common stock distributions declared per share	$0.3571	$0.3582	$0.3492	$0.3499	$0.4625
Other Information:
Weighted average number of common shares outstanding:
Basic	159,648	175,938	178,273	178,196	181,982
Diluted	172,046	188,789	190,991	191,932	197,244
Number of common shares outstanding at end of period	150,636	164,124	178,400	176,007	178,128
Number of diluted shares outstanding at end of period	162,684	176,932	190,547	189,278	192,303
Balance Sheet Data:
Real estate, before accumulated depreciation (5)	$2,204,322	$2,380,174	$2,472,926	$2,570,480	$2,819,550
Total assets	$1,783,728	$1,960,891	$2,140,628	$2,294,724	$2,646,162
Total debt obligations (6)	$1,048,801	$1,097,769	$1,191,675	$1,313,822	$1,607,517
Total liabilities	$1,175,637	$1,234,940	$1,376,648	$1,489,713	$1,804,635
Cash Flow Data:
Net cash provided by operating activities	$90,296	$105,530	$87,229	$86,589	$94,487
Net cash (used in) provided by investing activities	$122,530	$74,421	$(15,102)	$72,847	$(39,465)
Net cash used in financing activities	$(214,731)	$(178,643)	$(82,444)	$(171,530)	$(146,597)
Supplemental Information
FFO attributable to common stockholders (3)(7)	$84,296	$82,170	$85,246	$85,216	$82,851
Company-defined FFO attributable to common stockholders (7)	$81,108	$85,722	$86,430	$88,044	$88,383
_______________________________

(1)	Real property impairment losses of $5.7 million recorded during the year ended December 31, 2012 relate to properties that we have disposed of and are included within discontinued operations.

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

(3)
Income (loss) from continuing operations and FFO attributable to common stockholders includes gains (losses) on extinguishment of debt of $5.1 million, $(1.2) million, $(2.5) million, and $(5.7) million in 2016, 2015, 2013, and 2012, respectively.

(4)
After December 31, 2013, a discontinued operation is a component (or group of components) of the entity, the disposal of which would represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results, when such component (or group of components) have been disposed of or classified as held for sale. Through December 31, 2013, discontinued operations represent properties that we have either disposed of or have classified as held for sale if both the operations and cash flows of the property have been or will be eliminated from our ongoing operations as a result of the disposal transaction and if we will not have any significant continuing involvement in the operations of the property after the disposal transaction. Discontinued operations includes the results of (i) 12 properties classified as held for sale as of December 31, 2013, (ii) 13 properties disposed of during 2013 and (iii) three properties disposed of during 2012.

(5)	Real estate, before accumulated depreciation includes approximately $30.4 million and $193.6 million that we classified within assets held for sale as of December 31, 2014 and 2013, respectively.

(6)
Total debt obligations includes approximately $80.4 million that we classified within liabilities related to assets held for sale as of December 31, 2013. Net debt issuance costs, in accordance with ASU 2015-03, are included within this caption for all periods presented.

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

On September 16, 2015, the Commission declared effective our Registration Statement on Form S-11 (the “Follow-On Registration Statement”). The Follow-On Registration Statement applies to the Company’s follow-on “best efforts” offering of up to $1,000,000,000 of the Company’s Class A, Class I and Class W shares of common stock, of which $750,000,000 of shares are expected to be offered to the public in a primary offering and $250,000,000 of shares are expected to be offered to stockholders of the Company pursuant to its distribution reinvestment plan (subject to the Company’s right to reallocate such amounts) (the “Follow-On Offering”). See Note 10 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for more information about changes in our common stock during the year ended December 31, 2016.

We will also continue to sell shares of our unclassified common stock, which we refer to as “Class E” shares, pursuant to our distribution reinvestment plan offering registered on our Registration Statement on Form S-3 (Registration Number 333-162636) (the “Class E DRIP Offering”).

In addition to our Follow-On Offering, in March 2016, we, through the Operating Partnership, initiated a program to raise capital in private placements exempt from registration under the Securities Act of 1933, as amended (“Private Placements”) through the sale of beneficial interests (“Interests”) in specific Delaware statutory trusts holding real properties, including properties currently indirectly owned by the Operating Partnership (the “DST Program”). We anticipate that these Interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended. See "Private Placements of Delaware Statutory Trust Interests" in Note 11 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for more information about the DST Program.

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

The following table summarizes our investments in real properties, by segment, using our estimated fair value of these investments as of December 31, 2016 (amounts in thousands):

	Geographic Markets	Number of Properties	Net Rentable Square Feet	% Leased (1)	Aggregate Fair Value
Office properties	13	16	3,400	95.0%	$1,187,600
Industrial properties	3	5	1,782	77.9%	81,750
Retail properties	9	34	3,789	94.0%	1,012,850
Total real properties	20 (2)	55	8,971	91.2%	$2,282,200

(1)	Percentage leased is based on executed leases as of December 31, 2016.

(2)	The total number of our geographic markets does not equal the sum of the number of geographic markets by segment, as we have more than one segment in certain geographic markets.

Any future and near-term obligations are expected to be funded primarily through the use of cash on hand, cash generated from operations, proceeds from our public offerings and other equity offerings, proceeds from the sale of existing investments, and the issuance and assumption of debt obligations.

•	Cash on hand — As of December 31, 2016, we had approximately $13.9 million of cash and cash equivalents.

•	Cash available under our credit facility — As of December 31, 2016, the unused portion of our line of credit was approximately $164.0 million, all of which was available to us.

•	Cash generated from operations — During the year ended December 31, 2016, we generated approximately $90.3 million from operations of our real properties and income from debt-related investments.

•
Proceeds from offerings of equity securities — We currently maintain a public offering of our shares of common stock. During the year ended December 31, 2016, we raised approximately $96.3 million in proceeds from the primary sale of Class A, W and I shares in our Follow-On Offering, including approximately $5.7 million under the distribution reinvestment plan. Approximately $69.3 million of the proceeds from the sale of Class A, W and I shares was raised pursuant to a selected dealer agreement, which we refer to as our “Managed Offering.”

Additionally, during the year ended December 31, 2016, we received approximately $14.9 million in proceeds from the Class E DRIP Offering. Additionally, during the year ended December 31, 2016, we had sold approximately $2.5 million in Interests as part of our DST Program, which we include in "other liabilities" in our accompanying balance sheets.

•
Proceeds from sales and repayments of existing investments — During the year ended December 31, 2016, we sold seven operating properties for approximately $220.1 million. After buyer credits, closing costs, the assumption of a related mortgage note, and the reclassification of certain proceeds to restricted cash, we received net proceeds of $208.6 million.

We believe that our existing cash balance, cash generated from operations, proceeds from our public offerings and our ability to sell investments and to issue debt obligations remains adequate to meet our expected capital obligations for the next twelve months.

Current Business Environment

The US economy continued to produce strong enough gains across several factors in 2016 to convince the Federal Reserve to raise interest rates in December 2016. During 2016, gross domestic product (“GDP”) grew at an estimated annualized rate of 1.6%, which is less than the 2.6% growth in 2015. The deceleration in GDP from 2015 to 2016 reflected a downturn in private inventory investment and nonresidential fixed investment and a deceleration in consumer spending, residential fixed investment and state and local government spending. In terms of inflation, the consumer price index increased 2.1% in 2016 which compares to an increase of 0.7% in 2015. Excluding food and energy items, the consumer price index increased 2.2% in 2016, compared to 2.1% in 2015. The unemployment rate decreased to 4.7% at the end of 2016 compared to 5.0% at the end of 2015 and the economy on average created over 180,000 new jobs per month in 2016, with real earnings increasing 0.8% in 2016 compared to 1.8% in 2015. Looking toward 2017, the Federal Reserve estimates GDP growth for 2017 between 1.9% and 2.3%, along with a positive outlook for other macroeconomic factors. Finally, the stock market responded favorably to the outcome of the presidential election and continues to set record highs in 2017 based on expectations that the new president’s policies will focus on significant fiscal stimulus, tax reform and deregulation. At the same time interest rates increased significantly from their historical lows seen during the middle of 2016.

Globally, growth in 2016 GDP declined to an estimated 2.3% from 2.7% in 2015. The World Bank expects global GDP to improve in 2017 to 2.7% amid heightened geopolitical uncertainty. Global trade growth slowed in 2016 due to structural factors and increased protectionism. Commodity prices stabilized during 2016 and may further recover, as planned production cuts from OPEC may lead oil prices higher. Financial market conditions for developing countries tightened significantly following the U.S. elections as concerns over protectionism sank currencies and increased bond yields globally. Heightened policy uncertainty in the United States and Europe will likely weigh on global trade and capital flows.

In 2016, even with modest GDP growth, US real estate fundamentals continued to perform well with rental rates and occupancy increasing resulting in 4.3% estimated growth in net operating income ("NOI") which is the highest post-crisis growth rate. Although development pipelines are returning to normalized levels, longer term growth is still expected to outpace inflation over the next several years. New development activity is most notable in the multifamily sector which is contributing to this property type having one of the lowest growth expectations over the next several years while the office sector is projected to be one of the highest growing sectors.

The capital market outlook for commercial real estate is less clear. The recent rise in interest rates and overall global uncertainty has resulted in flat to a slight increase in capitalization rates for real estate over the past several months and transaction volumes were about 10% lower than they were in 2015. Overall, while there seems to potentially be several years’ worth of runway for real estate fundamentals to continue improving, there are uncertainties as to how real estate investors will price real estate investments in a rising interest rate environment.

We have witnessed these trends in our daily activities. We are generally encountering more opportunities to increase rental rates across many of our markets and believe these opportunities should continue in 2017. In 2016, our same store average percentage leased improved to 92.1% from 90.9% in 2015 and our same store base rent increased 3% in 2016 when compared to 2015. Looking forward to 2017, we anticipate a reversal in this trend due to the near term lease expirations of our two largest leases with Schwab and Sybase. See our discussion of these lease expirations and their contribution to our annualized base rent and NOI in 2016 under “-Operating Activities-Lease Expirations.”

In our transactions, we frequently find ourselves competing with many investors for properties that we find attractive and we believe the investor demand for high quality real estate currently exceeds the amount of supply. There remain opportunities to invest capital into commercial real estate but we believe being selective and disciplined is paramount to making successful investments. We have taken advantage of the capital competition by securing accretive financing in line with our leverage targets, which has significantly lowered our cost of capital. During 2016, we lowered our weighted average interest rate from 4.1% to 3.4% by continuing to repay higher interest senior mortgage borrowings with proceeds from lower interest senior mortgage and unsecured borrowings while maintaining a consistent leverage ratio.

Tenant Credit Quality

Our leasing strategy seeks to secure creditworthy tenants that meet our underwriting criteria for a respective property. The majority of our customers do not have a public corporate credit rating. Creditworthiness does not necessarily mean investment grade, and non-investment grade customers comprise the majority of our portfolio. We evaluate creditworthiness and financial strength of prospective tenants based on financial, operating and business plan information that such prospective tenants provide to us, as well as other market, industry, and economic information that is generally publicly available. As a result of this assessment, we may require that the tenant enhance their credit by providing us with security deposits, letters of credit from established financial institutions, or personal or corporate guarantees. Tenant creditworthiness often influences the amount of upfront tenant improvements, lease incentives, concessions or other leasing costs we may invest in a tenant lease.

Following the execution of a lease, we generally monitor tenant credit quality, particularly for our larger tenants, in several ways, including (i) ensuring the timeliness of payments from the tenant pursuant to the terms of the lease agreement, (ii) monitoring national and local media outlets for information regarding the tenant and their industry and (iii) obtaining, whenever reasonably possible, information from the tenant about the tenant’s financial condition (financial statements, tax returns, sales information or discussion with management).

Significant Transactions During the Year Ended December 31, 2016

Investment Activity

Dispositions of Real Properties

During the year ended December 31, 2016, we completed (i) the disposition of seven wholly owned properties aggregating approximately 1.2 million net rentable square feet for an aggregate sales price of approximately $220.1 million. Of these sales, the most significant is the sale of an office property in our Washington D.C. market comprising approximately 574,000 net rentable square feet to the property's tenant, pursuant to a purchase option acquired by the tenant for a contract sales price of approximately $158.4 million on February 18, 2016. For additional information on these dispositions, see Note 3 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Acquisition of Real Property

We acquired one property during the year ended December 31, 2016. The following table summarizes this acquisition. For additional information on this acquisition, see Note 3 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K (dollar amounts and square footage in thousands):

Real Property	Property Type	Market	Number of Properties	Date of Acquisition	Acquired Ownership	Contract Price	Net Rentable Square Feet	Percent Leased at Acquisition
Suniland Shopping Center	Retail	South Florida	1	May 27, 2016	100%	$66,500	82	93%

Financing Activity

Share Redemption Programs and Other Redemptions and Repurchases

Self-Tender Offers — During the year ended December 31, 2016, we completed four self-tender offers pursuant to which we accepted for purchase approximately 25.1 million unclassified shares of common stock, which we refer to as “Class E” shares, at a weighted average purchase price of $7.37 per share for an aggregate cost of approximately $185.3 million. We funded the purchases with draws on our revolving credit facility.

Amended Credit Facility

On December 22, 2016 we entered into a First Amendment to Amended and Restated Credit and Term Loan Agreement (the "BofA First Amendment") with a syndicate of lenders (the "BofA Lenders") led by Bank of America, N.A., as Administrative Agent ("BofA"). The BofA First Amendment amends that certain Amended and Restated Credit and Term Loan Agreement (the "BofA Credit Facility") dated as of January 13, 2015 among us, the BofA Lenders and BofA. The BofA Credit Facility consists of a $400 million revolving credit facility and a $150 million senior unsecured term loan. The BofA First Amendment among other things increased the maximum outstanding principal amount under the term loan from $150 million to $275 million pursuant to Section 2.15(a) of the BofA Credit Facility. As of December 31, 2016, we had outstanding borrowings of $275.0 million the term loan. For additional discussion of the Amended Credit Facility, see Note 5 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Notable Mortgage Note Borrowings and Other Secured Borrowings

Repayment of Mortgage Notes and Other Secured Borrowings — During the year ended December 31, 2016, we repaid nine mortgage note borrowings in full with an aggregate balance of approximately $326.2 million at the time of the payoffs and a weighted average interest rate of 5.82%. We funded the repayments with proceeds from our revolving credit facility and proceeds from real property dispositions. For additional information on these repayments, see Note 5 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Borrowing Under Mortgage Notes — During the year ended December 31, 2016, we received proceeds of $85.5 million from two mortgage note borrowings with a weighted average interest rate of 2.51%. For additional information on these borrowings, see Note 5 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Our Operating Results

Set forth below is a discussion of our operating results, followed by a discussion of FFO (as defined below) and Company-defined FFO (as defined below), which we consider to be meaningful supplemental measures of our operating performance. We also use NOI as a supplemental financial performance measure because NOI reflects the specific operating performance of our real properties and debt-related investments and excludes certain items that are not considered to be controllable in connection with the management of each property, such as other-than-temporary impairment, losses related to provisions for losses on debt-related investments, gains or losses on derivatives, acquisition-related expenses, losses on extinguishment of debt and financing commitments, interest income, depreciation and amortization, general and administrative expenses, advisory fees, interest expense and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our operating financial performance as a whole, since it does exclude such items that could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. We present NOI in the tables below, and include a reconciliation to net income, as defined by GAAP, in Note 13 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Net Income Attributable to Common Stockholders

Our net income attributable to common stockholders decreased to approximately $50.0 million for the year ended December 31, 2016 from approximately $124.3 million for the year ended December 31, 2015. The decrease was primarily a result of (i) a decrease in gain on sale of real property, largely driven by the disposition of a portfolio of 12 office and industrial properties during the year ended December 31, 2015, and (ii) a decrease in real property NOI from continuing operations as a result of the disposition activity, partially offset by (i) a decrease in interest expense, (ii) an increase in gain on extinguishment of debt and financing and (iii) lower impairments of real estate property.
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
The following series of tables and discussions describe in more detail our results of operations, including those items specifically mentioned above, for the year ended December 31, 2016 compared to the year ended December 31, 2015 and for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Three-Year Comparison
Our results of rental activities are presented in two groups: (i) all operating properties that we acquired prior to January 1, 2014 and owned through December 31, 2016 (the “Same Store Portfolio”), providing meaningful comparisons for 2016, 2015 and 2014, and (ii) all other operating properties, which were acquired or disposed during the same period, excluding dispositions classified as discontinued operations (the “Non-Same Store Portfolio”). The Same Store Portfolio includes 43 properties, comprising approximately 6.9 million square feet or 77.2% of our total portfolio when measured by square feet.
The following table illustrates the changes in rental revenues, rental expenses, and net operating income for the year ended December 31, 2016 compared to the year ended December 31, 2015 and for the year ended December 31, 2015 compared to the year ended December 31, 2014 (dollar amounts in thousands).

	For the Year Ended December 31,		Amount Changed	% Change	For the Year Ended December 31,		Amount Changed	% Change
	2016	2015			2015	2014
Revenue
Base rental revenue - Same Store Portfolio (1)	$131,591	$127,656	$3,935	3%	$127,656	$123,371	$4,285	3%
Average % leased	92.1%	90.9%	N/A	1%	90.9%	86.8%	N/A	5%
Other rental revenue - Same Store Portfolio	21,947	26,284	(4,337)	-17%	26,284	26,783	(499)	-2%
Total rental revenue - Same Store Portfolio	153,538	153,940	(402)	—%	153,940	150,154	3,786	3%
Rental revenue - Non-Same Store Portfolio (2)	61,689	64,338	(2,649)	-4%	64,338	74,047	(9,709)	-13%
Total continuing rental revenue	$215,227	$218,278	$(3,051)	-1%	$218,278	$224,201	$(5,923)	-3%
Rental Expenses
Same Store Portfolio	$43,356	$42,669	$687	2%	$42,669	$40,623	$2,046	5%
Non-Same Store Portfolio	22,231	16,921	5,310	31%	16,921	10,374	6,547	63%
Total rental expenses	$65,587	$59,590	$5,997	10%	$59,590	$50,997	$8,593	17%
Net Operating Income
Real property - Same Store Portfolio (3)	$110,182	$111,271	$(1,089)	-1%	$111,271	$109,531	$1,740	2%
Real property - Non-Same Store Portfolio (2)	39,458	47,417	(7,959)	-17%	47,417	63,673	(16,256)	-26%
Total net operating income (4)	$149,640	$158,688	$(9,048)	-6%	$158,688	$173,204	$(14,516)	-8%
_______________________________

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

(3)
Our same store NOI includes certain non-cash GAAP adjustments for rental revenue for straight line rent and amortization of above market lease assets and below market lease liabilities that caused an (decrease) increase to GAAP NOI of approximately $(5.6) million, $(3.9) million and $(173,000) for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Net Operating Income

Base Rental Revenue - Same Store
The table below presents the factors contributing to the increase in our same store base rental revenue for the year ended December 31, 2016 and 2015 (dollar amounts other than annualized base rent per square foot in thousands):

Same Store Portfolio	Base Rent for the Year Ended December 31,		$ Change	Average Percentage Leased for the Year Ended December 31,		Annualized Base Rent per Square Foot for the Year Ended December 31(1),
	2016	2015		2016	2015	2016	2015
Office	$80,938	$78,329	$2,609	97.4%	96.4%	$35.36	$34.58
Industrial	5,087	4,743	344	81.3%	78.8%	3.51	3.38
Retail	45,566	44,584	982	94.6%	94.0%	17.24	16.97
Total base rental revenue - same store	$131,591	$127,656	$3,935	92.1%	90.9%	$20.62	$20.27
_______________________________

(1)	Represents contractual base rent and does not include the impact of tenant concessions, such as free rent and tenant reimbursements.

Base rental revenue in our same store office and retail portfolios increased for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to (i) an increase in average base rent per square foot, resulting from scheduled rent escalations for existing leases and improving rental rates for new and renewal leases, partially offset by rent concessions that we granted since December 31, 2015, and (ii) an increase in average percentage leased across our same store portfolio for the year ended December 31, 2016, compared to the same period in 2015.

The table below presents the factors contributing to the increase in our same store base rental revenue for the year ended December 31, 2015 and 2014 (dollar amounts other than annualized base rent per square foot in thousands):

Same Store Portfolio	Base Rent for the Year Ended December 31,		$ Change	Average Percentage Leased for the Year Ended December 31,		Annualized Base Rent per Square Foot for the Year Ended December 31(1),
	2015	2014		2015	2014	2015	2014
Office	$78,329	$75,160	$3,169	96.4%	94.8%	$34.58	$33.74
Industrial	4,743	4,355	388	78.8%	71.7%	3.38	3.41
Retail	44,584	43,856	728	94.0%	89.6%	16.97	17.50
Total base rental revenue - same store	$127,656	$123,371	$4,285	90.9%	86.8%	$20.27	$20.52
_______________________________

(1)	Represents contractual base rent and does not include the impact of tenant concessions, such as free rent and tenant reimbursements.

Base rental revenue in our same store office portfolio increased for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to (i) an increase in average base rent per square foot for the year ended December 31, 2015, compared to the same period in 2014 and (ii) and increase in the average percentage leased for the same period.

Base rental revenue in our same store retail portfolio increased for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to an increase in the average percentage leased for the year ended December 31, 2015, compared to the same period in 2014, partially offset by a decrease in the average base rent per square feet.

Other Rental Revenue - Same Store

Same store other rental revenue decreased for the year ended December 31, 2016, compared to the same period in 2015, primarily due to (i) a increase in our straight line rent adjustment within our same store portfolio due to rent increases and the expiration of rental concessions, and (ii) lease termination payments of approximately $1.5 million related to tenants in our retail and office portfolios that we received during the year ended December 31, 2015 and (iii) a decrease in recoverable revenue due to a decrease in snow removal costs incurred by properties in our Greater Boston market due to the unusually harsh winter in 2015.

Same store other rental revenue decreased for the year ended December 31, 2015, compared to the same period in 2014, primarily due to (i) a decrease in our straight line rent adjustment within our same store portfolio due to rent increases and the expiration of rental concessions, and (ii) a decrease in below market rent adjustment due to lease expirations during the year ended December 31, 2015, partially offset by (i) lease termination payments of approximately $1.5 million related to tenants in our retail and office portfolios that we received during the year ended December 31, 2015 and (ii) an increase in recoverable revenue due to an increase in snow removal costs incurred by properties in our Greater Boston market due to the unusually harsh winter in 2015.

Rental Expenses - Same Store

The table below presents the factors contributing to an increase in our Same Store rental expense for the years ended December 31, 2016 and 2015 and the factors contributing to an increase in our Same Store rental expense for the years ended December 31, 2015 and 2014 (dollar amounts in thousands):

	For the Year Ended December 31,		$ Change	% Change	For the Year Ended December 31,		$ Change	% Change
	2016	2015			2015	2014
Real estate taxes	$16,927	$15,908	$1,019	6.4%	15,908	$15,574	$334	2.1%
Repairs and maintenance	12,634	13,086	(452)	(3.5)%	13,086	11,213	1,873	16.7%
Utilities	5,522	5,571	(49)	(0.9)%	5,571	6,096	(525)	(8.6)%
Property management fees	3,284	3,168	116	3.7%	3,168	3,005	163	5.4%
Insurance	983	1,021	(38)	(3.7)%	1,021	1,081	(60)	(5.6)%
Other	4,006	3,915	91	2.3%	3,915	3,654	261	7.1%
Total same store rental expense	$43,356	$42,669	$687	1.6%	42,669	$40,623	$2,046	5.0%

Real estate taxes increased for the year ended December 31, 2016 from the year ended December 31, 2015, primarily driven by an increase in property values and scheduled increases in tax payments at certain properties within our same store office portfolio.

Repairs and maintenance expenses decreased for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily attributable to a decrease in snow removal costs incurred by properties in our Greater Boston market due to the unusually harsh winter in 2015 partially offset by an increase in seasonal parking lot maintenance expenses during the year ended December 31, 2016.

The majority of the increase in repairs and maintenance expenses of the Same Store Portfolio for the year ended December 31, 2015, compared to the year ended December 31, 2014, is attributable to snow removal costs incurred by properties in our Greater Boston market due to the unusually harsh winter in 2015.

Utilities decreased for the year ended December 31, 2015 from the year ended December 31, 2014, primarily driven by high electricity rates and usage during January 2014 as a result of unusually cold temperatures in our Northern New Jersey market.

Real Property – Non-Same Store Portfolio

The decrease in rental revenue and NOI in our Non-Same Store Portfolio for the year ended December 31, 2016, compared to the year ended December 31, 2015 primarily resulted from dispositions in our office portfolio during 2016 partially offset by acquisitions in our retail portfolio during 2015. We disposed of seven real properties in 2016 and 17 real properties in 2015 that we included in continuing operations. We acquired one and eight real properties in 2016 and 2015, respectively. See our discussion under “—Significant Transactions During the Year Ended December 31, 2016—Investment Activity” for further discussion of acquisition and disposition activity.

The decrease in rental revenue and NOI in our Non-Same Store Portfolio for the year ended December 31, 2015, compared to the year ended December 31, 2014, resulted from disposition of 17 real properties in 2015 and five real properties in 2014 that we included in continuing operations. Our acquisition of eight and three real properties in 2015 and 2014, respectively, partially offset the impact of these dispositions to our Non-Same Store Portfolio rental revenue and NOI. Furthermore, we reported the 2014 operating results of 12 industrial properties that we classified as held for sale as of

December 31, 2013 as discontinued operations in 2014. Other than this industrial portfolio, we included the operating results of all dispositions in 2014 and 2015 in our continuing operations. Had we included the 12 industrial properties in continuing operations, we would have included total additional rental revenue of $969,000 for 2014.

Debt-Related Income

Debt-related income decreased for the year ended December 31, 2016 compared to the same period in 2015 and decreased for the year ended December 31, 2015 compared to the same period in 2014. The decrease is primarily attributable to the repayments of debt-related investments during 2015 and 2014. We received approximately $81.5 million and $29.7 million in cash proceeds from principal repayments in 2015 and 2014, respectively, and approximately $2.6 million and $244,000 of early repayment fees in 2015 and 2014, respectively.

Other Operating Expenses

Real Estate Depreciation and Amortization Expense

Depreciation and amortization expense decreased for the year ended December 31, 2016 compared to the same period in 2015 and decreased for the year ended December 31, 2015 compared to the same period in 2014 primarily due to our disposition of real properties during 2016, 2015 and 2014.

General and Administrative Expenses

General and administrative expenses decreased for the year ended December 31, 2016 compared to the same period in 2015 by approximately $1.3 million, or 12%, primarily due to a decrease in reimbursements paid by us to our Advisor for salaries and overhead related to fewer acquisition activities in the year ended December 31, 2016.

General and administrative expenses stayed relatively stable for the year ended December 31, 2015, compared to the same period in 2014.

Advisory Fees

In connection with the commencement of the Prior Offering in 2012, we amended our Advisory Agreement with our Advisor to eliminate acquisition fees and tie the advisory fee earned by our Advisor to our NAV. In addition, our current advisory fees paid to our Advisor include a performance-based component for which our Advisor receives an additional fee equal to 25% of the total investment return to our Class A, W and I stockholders in a given year in excess of 6% as an incentive to reward sustainable total investment return performance to our stockholders. However, our Advisor does not currently receive a performance fee based on Class E shares until their NAV exceeds $10 per share.

Advisory fees decreased $2.2 million, or 13%, during the year ended December 31, 2016 compared to the same period in 2015, primarily due to (i) a $1.2 million decrease in the performance-based fee component of advisory fees as a result of a lower total weighted average return in 2016 of 6.3% compared to 9.4% in 2015 and (ii) a net decrease in our outstanding common stock as a result of four tender offers in 2016, which reduced our total NAV.

Advisory fees increased $1.2 million during the year ended December 31, 2015 compared to the same period in 2014, primarily due to an increase in performance-based component of advisory fees of approximately $855,000 as a result of our total weighted average return of 9.4% in 2015 compared to 8.6% in 2014. In addition, an increase in our overall NAV resulting from our NAV per share increasing from $7.16 to $7.47 from December 31, 2014 through December 31, 2015, partially offset by net redemptions of our common stock reducing our total NAV, also contributed to the increase in our advisory fees.

See Note 11 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for further discussion of all fees and reimbursements that we pay to our Advisor.

Acquisition-Related Expenses

Acquisition-related expenses decreased for the year ended December 31, 2016 compared to the same period in 2015 by approximately $2.0 million, or 75%, primarily due to a decrease in acquisition activity in 2016. We acquired one property in 2016 and eight properties in 2015. See Note 3 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for further discussion of our 2016 acquisition activity.

Acquisition-related expenses increased for the year ended December 31, 2015 compared to the same period in 2014 by approximately $1.4 million, or 119%, primarily due to an increase in acquisition activity in 2015. We acquired eight properties in 2015 and three properties in 2014.

Impairment of Real Estate Property

We recorded $2.7 million in impairment charges during the year ended December 31, 2016 primarily due to the net book value of certain properties exceeding the contract sales price less cost prior to disposition. During the years ended December 31, 2015 and 2014, we recorded real property impairment charges of $8.1 million and $9.5 million, respectively. These impairment charges resulted from our decision to consider various disposition strategies for two properties that we no longer considered strategic to our overall investment objectives. We later sold these properties. The shortened hold period for future cash flows from these properties triggered the impairment losses. See Note 3 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for further discussion of these impairment charges.

In the calculation of our NAV, our real estate assets are carried at fair value using valuation methodologies consistent with ASC Topic 820, Fair Value Measurements and Disclosures. As a result, the timing of valuation changes recorded in our NAV will not necessarily be the same as for impairment charges recorded to our financial statements prepared pursuant to GAAP.

Other Income (Expenses)

Interest and Other Income

Interest and other income remained relatively stable for the year ended December 31, 2016 compared to the same period in 2015 and increased $1.0 million for the year ended December 31, 2015, compared to the same period in 2014 primarily due to an increase in interest income received from our CDO securities portfolio.

Interest Expense

Interest expense decreased for the year ended December 31, 2016, compared to the same period in 2015, and decreased for the year ended December 31, 2015, compared to the same period in 2014, due to lower average interest rates and lower average borrowings.

The following table further describes our interest expense by debt obligation, and includes amortization of deferred financing costs, amortization related to our derivatives, and amortization of discounts and premiums (amounts in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Debt Obligation
Mortgage notes (1)	$23,292	$35,529	$50,772
Line of credit and other unsecured borrowings	17,448	11,258	8,843
Other secured borrowings	—	477	1,375
Financing obligations	42	244	1,210
Total interest expense	$40,782	$47,508	$62,200
_______________________________

(1)	Includes interest expense attributable to discontinued operations of $296,000 for the year ended December 31, 2014.

Gain (Loss)on Extinguishment of Debt and Financing Commitments

During the year ended December 31, 2016, we had a gain of approximately $5.1 million on extinguishment of debt and financing commitments, resulting from the extinguishment of a $5.1 million contingently payable mortgage note that was not ultimately required to be repaid upon the disposition of the related property.

During the year ended December 31, 2015, we recorded approximately $1.2 million of loss on extinguishment of debt and financing commitments, primarily resulting from (i) deferred financing costs written off due to the amendment and restatement of our senior secured term loan and revolving line of credit on January 13, 2015, and (ii) accelerated amortization of deferred financing costs upon the repayment of borrowings under our repurchase facilities earlier than we had originally expected.

Gain on Sale of Real Property

During the years ended December 31, 2016, 2015 and 2014, we recorded gain on sale of real property of approximately $45.7 million, $134.2 million and $40.5 million, respectively. For a detailed discussion of the real properties we disposed of during the three years, see Note 3 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

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

The following unaudited table presents a reconciliation of FFO to net income (loss) for the three months and the years ended December 31, 2016, 2015 and 2014 (amounts in thousands, except per share information).

	For the Three Months Ended December 31,			For the Year Ended December 31,
	2016	2015	2014	2016	2015	2014
Reconciliation of net earnings to FFO:
Net income attributable to common stockholders	$3,112	$730	$5,303	$49,976	$124,255	$29,192
Add (deduct) NAREIT-defined adjustments:
Depreciation and amortization expense	20,083	21,710	22,514	80,105	83,114	88,994
Gain on disposition of real property (1)	(2,165)	(984)	(4,452)	(45,660)	(134,218)	(40,592)
Impairment of real estate property	—	—	—	2,677	8,124	9,500
Noncontrolling interests’ share of net income	245	47	397	5,072	7,404	4,802
Noncontrolling interests’ share of FFO	(1,576)	(1,635)	(1,648)	(7,874)	(6,509)	(6,650)
FFO attributable to common shares-basic	19,699	19,868	22,114	84,296	82,170	85,246
FFO attributable to dilutive OP Units	1,544	1,535	1,501	6,546	6,001	6,077
FFO attributable to common shares-diluted	$21,243	$21,403	$23,615	$90,842	$88,171	$91,323
FFO per share-basic and diluted	$0.13	$0.12	$0.12	$0.53	$0.47	$0.48
Weighted average number of shares outstanding
Basic	154,807	166,352	179,926	159,648	175,938	178,273
Diluted	166,942	179,203	192,137	172,046	188,789	190,991
_______________________________

(1)	Include amounts attributable to discontinued operations for periods presented of 2014.

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

The following unaudited tables present a reconciliation of Company-Defined FFO to FFO for the three months and the years ended December 31, 2016, 2015 and 2014 (amounts in thousands, except per share information).

	For the Three Months Ended December 31,			For the Year Ended December 31,
	2016	2015	2014	2016	2015	2014
Reconciliation of FFO to Company-Defined FFO:
FFO attributable to common shares-basic	$19,699	$19,868	$22,114	$84,296	$82,170	$85,246
Add (deduct) our adjustments:
Acquisition-related expenses	6	1,385	243	667	2,644	1,205
(Gain) loss on extinguishment of debt and financing commitments	—	—	—	(5,136)	1,168	63
Noncontrolling interests’ share of NAREIT-defined FFO	1,576	1,635	1,648	7,874	6,509	6,650
Noncontrolling interests’ share of Company-Defined FFO	(1,577)	(1,734)	(1,664)	(6,593)	(6,769)	(6,734)
Company-Defined FFO attributable to common shares-basic	19,704	21,154	22,341	81,108	85,722	86,430
Company-Defined FFO attributable to dilutive OP Units	1,545	1,634	1,516	6,299	6,261	6,161
Company-Defined FFO attributable to common shares-diluted	$21,249	$22,788	$23,857	$87,407	$91,983	$92,591
Company-Defined FFO per share-basic and diluted	$0.13	$0.13	$0.12	$0.51	$0.49	$0.48
Weighted average number of shares outstanding
Basic	154,807	166,352	179,926	159,648	175,938	178,273
Diluted	166,942	179,203	192,137	172,046	188,789	190,991

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

Liquidity Outlook

We believe our existing cash balance, our available credit under the Amended Facility, cash from operations, additional proceeds from our public offerings, proceeds from the sale of existing investments, and prospective debt or equity issuances will be sufficient to meet our liquidity and capital needs for the foreseeable future, including the next 12 months. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, distribution payments, debt service payments, including debt maturities of approximately $162.5 million, redemption payments, potential issuer tender offers and acquisitions of real properties. Subsequent to December 31, 2016, we repaid approximately $110.0 million of debt that was scheduled to mature over the next 12 months.

In order to maintain a reasonable level of liquidity for redemptions of Class A, Class W and Class I shares pursuant to our Second Amended and Restated Class A, W and I Share Redemption Program (the “Class AWI SRP”), we intend to generally maintain under normal circumstances the following aggregate allocation to sources of liquidity, which include liquid assets and capacity under our borrowing facilities: (1) 10% of the aggregate NAV of our outstanding Class A, Class W and Class I shares up to $1 billion of collective Class A, Class W and Class I share NAV, and (2) 5% of the aggregate NAV of our outstanding Class A, Class W and Class I shares in excess of $1 billion of collective Class A, Class W and Class I share NAV. However, as set forth in the Class AWI SRP, no assurance can be given that we will maintain this allocation to liquid assets. Our board of directors has the right to modify, suspend or terminate our Class AWI SRP if it deems such action to be in the best interest of our stockholders. As of December 31, 2016, the aggregate NAV of our outstanding Class A, Class W and Class I shares was approximately $287.8 million.

As of December 31, 2016, we had approximately $13.9 million of cash compared to $15.8 million as of December 31, 2015. The following discussion summarizes the sources and uses of our cash during the year ended December 31, 2016, which resulted in the net cash decrease of approximately $1.9 million.

Operating Activities

Net cash provided by operating activities decreased by approximately $15.2 million to $90.3 million for the year ended December 31, 2016, compared to net cash provided by operating activities of approximately $105.5 million for the same period in 2015. The decrease is primarily due to (i) a decrease in NOI as discussed previously under “Our Operating Results”, (ii) unfavorable changes in other assets and liabilities due to annual property tax payments and (iii) a decrease in interest payments received from our debt-related investments, partially offset by (i) a decrease in asset management fees primarily resulting from the common stock redemptions pursuant to our self-tender offers during 2015 and 2016 and (ii) a decrease in interest payments on borrowings.

Lease Expirations

Our primary source of funding for our property-level operating expenses and debt service payments is rent collected pursuant to our tenant leases. Our properties are generally leased to tenants for the longer term and as of December 31, 2016, the weighted average remaining term of our leases was approximately 4.7 years, based on annualized base rent, and 4.5 years, based on leased square footage. The following is a schedule of expiring leases for our consolidated operating properties by annualized base rent and square footage as of December 31, 2016 and assuming no exercise of lease renewal options (dollar and square footage amounts in thousands).

	Lease Expirations
Year (1)	Number of Leases Expiring	Annualized Base Rent (2)%		Square Feet	%
2017 (3)	92	$37,199	21.9%	1,112	13.6%
2018	117	13,288	7.8%	591	7.2%
2019	105	24,625	14.5%	1,168	14.3%
2020	114	24,155	14.2%	1,120	13.7%
2021	64	17,214	10.2%	1,552	19.0%
2022	46	10,400	6.1%	612	7.5%
2023	36	16,194	9.5%	647	7.9%
2024	25	5,249	3.1%	336	4.1%
2025	19	4,230	2.5%	210	2.6%
2026	17	3,217	1.9%	182	2.2%
Thereafter	32	14,111	8.3%	643	7.9%
Total	667	$169,882	100.0%	8,173	100.0%
_______________________________

(1)
The lease expiration year does not include the consideration of any renewal or extension options. Also, the lease expiration year is based on noncancellable lease terms and does not extend beyond any early termination rights that the tenant may have under the lease.

(2)	Annualized base rent represents the annualized monthly base rent of leases executed as of December 31, 2016.

(3)	Includes 10 leases with annualized base rent of approximately $330,000 that are on a month-to-month basis.

Our two most significant leases, Sybase which leases 100% of a 405,000 square foot office property located in East Bay, California ("Park Place", formerly known as Sybase Drive), and Schwab which leases 100% of a 594,000 square foot office property in Northern New Jersey (“3 Second Street", formerly known as Harborside), will expire January 2017 and September 2017, respectively. The Sybase lease was terminated on January 31, 2017 and we do not expect the Schwab lease to be renewed or extended. The Sybase and Schwab leases comprise $18.7 million and $23.5 million, or 11% and 13.8%, respectively, of our total annualized base rent as of December 31, 2016 and $13.6 million and $15.8 million, or 9.1% and 10.5%, respectively, of our total NOI for the year ended December 31, 2016. As of December 31, 2016, the Sybase and Schwab leases comprise 4.5% and 6.6%, respectively, of our total portfolio when measured in square feet.

However, 3 Second Street is 100% subleased to 27 tenants through September 2017 and furthermore nine of these subleases comprising 352,000 square feet or 59% of 3 Second Street, have executed leases directly with us that effectively extend their leases beyond the Schwab lease expiration. These direct leases will expire between September 2020 and September 2032. As a result, the above lease expiration table includes these direct leases in the years in which the leases will expire, as opposed to reflecting the full impact of the lease expiration of the current in-place lease with Schwab in 2017.

Based on market information as of September 30, 2016, we have obtained third-party estimates that current market rental rates, on a weighted-average basis utilizing annualized base rent as of December 31, 2016, are approximately 8.7% lower than our two leases with Sybase and Schwab. Accordingly, if market rents do not increase significantly, replicating the cash flows from these leases would be very difficult. When the leases expire we may be forced to lower the rental rates or offer other concessions in order to attract new tenants. In addition, we will be required to expend substantial funds to construct new tenant improvements in the vacated space. As a result, and until these properties are released, we would expect the expiration of these two leases to significantly and negatively impact our operating results and cash flows.

During the year ended December 31, 2016, we signed new leases for approximately 425,000 square feet and renewal leases for approximately 520,000 square feet. Tenant improvements and leasing commissions related to these leases were approximately $10.6 million and $7.4 million, respectively, or $11.20 and $7.80 per square foot, respectively. Of these leases, approximately 538,000 square feet were considered comparable leases, with average straight line rent growth of 21.5%, and tenant improvements and incentives of approximately $7.91 per square foot. Comparable leases comprise leases for which prior leases were in place for the same suite within twelve months of executing a new lease. Comparable leases must have terms of at least six months and the square footage of the suite occupied by the prior tenant cannot be more or less than 50% different from the size of the new lease’s suite.

Investing Activities

Net cash provided by investing activities increased approximately $48.1 million to approximately $122.5 million for the year ended December 31, 2016 from approximately $74.4 million for the year ended December 31, 2015. The increase is primarily due to a decrease in cash paid to acquire operating properties partially offset by (i) decrease in proceeds from disposition of real properties, and (ii) a decrease in principal collections on debt-related investments.

Financing Activities

Net cash used in financing activities increased approximately $36.1 million to approximately $214.7 million for the year ended December 31, 2016 from $178.6 million for the year ended December 31, 2015. The increase is primarily due to an increase in cash paid for net borrowing activities as discussed previously in "- Significant Transactions During the Year Ended December 31, 2016" partially offset by (i) a decrease in cash paid for redemption of common shares, (ii) an increase in cash received from the sale of our common shares and (ii) a decrease in distributions paid.

During the year ended December 31, 2016 and 2015, we raised approximately $96.3 million and $86.5 million in proceeds from the sale of Class A, W, and I shares, respectively, including approximately $5.7 million and $3.5 million under the distribution reinvestment plan, respectively. We have offered and will continue to offer Class E shares of common stock through the Class E DRIP Offering. The amount raised under the Class E DRIP Offering decreased by approximately $3.0 million to approximately $14.9 million for the year ended December 31, 2016, from approximately $17.9 million for the year ended December 31, 2015.

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

Distributions declared payable to common stockholders decreased approximately $5.9 million to approximately $57.0 million for the year ended December 31, 2016 from approximately $62.9 million for the same period in 2015. Such distributions were paid following the respective quarters for which they were declared. Approximately $36.4 million and $41.7 million, respectively, were paid in cash and approximately $20.6 million and $21.3 million, respectively, were reinvested in shares of our common stock pursuant to our distribution reinvestment plan during the years ended December 31, 2016 and 2015.

On December 14, 2016, our board of directors authorized for each class of common stock a dividend of $0.09 per share, subject to adjustment for class-specific expenses, for the quarter ending March 31, 2017. The dividend will be payable to stockholders of record as of the close of business on each day during the period from January 1, 2017 to March 31, 2017, pro-rated for the period of ownership. The dividend will accrue daily and be paid no later than April 30, 2017.

Redemptions and Repurchases

During the years ended December 31, 2016 and 2015, we redeemed or repurchased approximately 28.5 million and 29.2 million shares of common stock for approximately $210.0 million and approximately $212.9 million, respectively. The decrease in cash used for redemptions is primarily due to a decrease in the cash used for redemptions pursuant to our Class E SRP partially offset by cash used for self-tenders. See Note 10 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for further discussion of redemptions and repurchases during the years ended December 31, 2016 and 2015. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Programs and Other Redemptions or Repurchases” of this Annual Report on Form 10-K for a description of our share redemption programs.

In addition to the above-mentioned redemptions, during the years ended December 31, 2016 and 2015, we redeemed approximately 760,000 and 360,000 OP Units, respectively, from our OP Unit holders for approximately $5.6 million and $2.7 million, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures or capital resources. There are no lines of credit, side agreements, or any other derivative financial instruments related to or between our unconsolidated joint venture and us, and we believe we have no material exposure to financial guarantees.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2016 (amounts in thousands).

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings (1)	$1,165,931	$191,904	$554,601	$44,287	$375,139
Other obligations (2)	15,349	446	932	941	13,030
Total Contractual Obligations	$1,181,280	$192,350	$555,533	$45,228	$388,169
_______________________________

(1)
Includes principal and interest payments due for our mortgage notes and other unsecured borrowing obligations as well as payments due for our interest rate swaps. We estimated the interest payments on our floating-rate borrowings using interest rates derived from the benchmark LIBOR curve.

(2)	Includes a ground lease at an office property in our San Fransisco market and lease payments pursuant to the DST Program.

Subsequent Events

The following dispositions and financing transactions occurred subsequent to December 31, 2016.

Self-Tender Offer

On February 10, 2017, we commenced a self-tender offer to purchase for cash up to $40 million of our Class E shares, subject to our ability to increase the number of shares accepted for payment in the offer by up to but not more than 2% of our outstanding Class E shares (resulting in a commensurate increase in the dollar volume by up to approximately $16.9 million, without amending or extending the offer in accordance with rules promulgated by the Commission, at a purchase price of $7.51 per share, net to the seller in cash, less any applicable withholding taxes and without interest. The offer was made upon the terms and subject to the conditions set forth in the Offer to Purchase, dated February 10, 2017, and in the related Letter of Transmittal, filed with the Commission on Schedule TO on February 10, 2017. The offer will expire at 5:00 p.m. Central Time, on Friday, March 10, 2017.

For information regarding other financing transactions that occurred subsequent to December 31, 2016, see Note 17 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

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

We record acquired “above-market” and “below-market” leases at their fair value equal to the difference between the contractual amounts to be paid pursuant to each in-place lease and our estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining term of the lease plus the term of any below-market fixed-rate renewal option periods for below-market leases. In addition, we allocate a portion of the purchase price of an acquired property to the estimated value of customer relationships, if any. As of December 31, 2016, we had not recognized any estimated value to customer relationships.

The following table summarizes the amounts that we have incurred in amortization expense for intangible lease assets and adjustments to rental revenue for above-market lease assets and below-market lease liabilities for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands).

	For the Year Ended December 31,
	2016	2015	2014
Above-market lease assets	$(5,515)	$(5,216)	$(6,708)
Below-market lease liabilities	6,050	6,029	7,324
Net increase to rental revenue	$535	$813	$616
Intangible lease asset amortization	$(40,797)	$(44,260)	$(48,937)

We expense any unamortized intangible lease asset or record an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability when a tenant terminates a lease before the stated lease expiration date. We recorded an insignificant amount of adjustments related to write-offs of unamortized intangible lease assets and liabilities due to early lease terminations during the years ended December 31, 2016, 2015 and 2014.

Real property assets, including land, building, building and land improvements, tenant improvements, lease commissions, and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over their estimated useful lives as described in the following table.

Description	Depreciable Life
Land	Not depreciated
Building	40 years
Building and land improvements	10-40 years
Tenant improvements	Lesser of useful life or lease term
Lease commissions	Over lease term
Intangible in-place lease assets	Over lease term
Above-market lease assets	Over lease term
Below-market lease liabilities	Over lease term, including below-market fixed-rate renewal options

The following table presents expected amortization during the next five years and thereafter related to the acquired above-market lease assets, below-market lease liabilities and acquired in-place lease intangibles, for properties owned as of December 31, 2016 (amounts in thousands).

	For the Year Ended December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Acquired above-market lease assets	$(2,379)	$(727)	$(633)	$(213)	$(201)	$(456)	$(4,609)
Acquired below-market lease liabilities	5,307	4,695	3,977	3,272	2,847	39,447	59,545
Net rental revenue increase	$2,928	$3,968	$3,344	$3,059	$2,646	$38,991	$54,936
Acquired in-place lease intangibles	$27,158	$16,909	$11,863	$6,898	$5,412	$15,572	$83,812

Impairment — Real Property

We review our investments in real property that are classified as held and used individually on a quarterly basis, and more frequently when such an evaluation is warranted, to determine their appropriate classification, as well as whether there are indicators of impairment.

As of December 31, 2016, all of our properties were classified as held and used. These held and used assets are reviewed for indicators of impairment, which may include, among others, vacancy, each tenant’s inability to make rent payments, operating losses or negative operating trends at the property level, notification by a tenant that it will not renew its lease, a decision to dispose of a property, including a change in estimated holding periods, or adverse changes in the fair value of any of our properties. If indicators of impairment exist on a held and used asset, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is greater than the current net book value, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is less than its current net book value, we recognize an impairment loss for the difference between the net book value of the property and its estimated fair value. If our assumptions, projections or estimates regarding a property change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the property.

During the year ended December 31, 2016, we recorded a $2.1 million impairment charge related to a consolidated office property located in the Washington, DC market, which we acquired in June 2010. Additionally, we recorded a $587,000 impairment charge related to a consolidated office property located in the Chicago, IL market ("40 Boulevard"), which we acquired in January 2007 and we held through a joint venture in which we were not the managing partner. We held an 80% ownership interest in 40 Boulevard.

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

As of December 31, 2016, the fair value of our fixed rate mortgage debt was $291.6 million and the carrying value of our fixed rate mortgage debt was $290.3 million. The fair value estimate of our fixed rate mortgage debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of December 31, 2016. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of December 31, 2016, we had approximately $401.4 million of unhedged variable rate borrowings outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our remaining variable rate borrowings were to increase 10%, we estimate that our annual interest expense would increase by approximately $310,000 based on our outstanding floating-rate debt as of December 31, 2016.

We may seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by selectively utilizing derivative instruments to hedge exposures to changes in interest rates on loans secured by our assets. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy is designed to minimize the impact on our net income (loss) and funds from operations from changes in interest rates, the overall returns on our investments may be reduced. Our board of directors has established policies and procedures regarding our use of derivative instruments for hedging or other purposes. During the year ended December 31, 2016, we recorded an increase in our net liability value of approximately $204,000 as a result of changes in the value of our derivatives. Changes in the interest rate yield curve directly impact the value of our derivatives and, as capital market expectations of future interest rates have declined, so have the value of our derivatives.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016, to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

During 2016, management conducted an evaluation of the effectiveness of our internal control over financial reporting, based upon criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls, and a conclusion on this evaluation. Based upon this evaluation, management determined that our internal control over financial reporting is effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting processes that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Set forth below is certain information about our directors, including their respective position, age, biographical information, directorships held in the previous five years, and the experience, qualifications, attributes, and/or skills that led the board of directors to determine that the person should serve as our director. All of our directors have terms expiring on the date of the 2017 annual meeting of stockholders or until his or her successor is elected and qualified. For information regarding each director’s beneficial ownership of shares of our common stock, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K.

Richard D. Kincaid Chairman of the board of directors Age: 55 Director since 2012 Member of audit committee Member of investment committee
Richard D. Kincaid has served as Chairman of the Board of Directors since September 2012. Prior to joining DPF’s Board of Directors, Mr. Kincaid was a Trustee and the President of Equity Office Properties Trust from November 2002, and the Chief Executive Officer from April 2003, until Equity Office Properties Trust was acquired by the Blackstone Group in February 2007. From March 1997 until November 2002, Mr. Kincaid was Executive Vice President of Equity Office Properties Trust and was Chief Operating Officer from September 2001 until November 2002. He also was Chief Financial Officer of Equity Office Properties Trust from March 1997 until August 2002, and Senior Vice President from October 1996 until March 1997.

Prior to joining Equity Office Properties Trust in 1995, Mr. Kincaid was Senior Vice President of Finance for Equity Group Investments, Inc., where he oversaw debt financing activities for the public and private owners of real estate controlled by Mr. Samuel Zell. During his tenure at Equity Group Investments and Equity Office Properties Trust, Mr. Kincaid supervised more than $11 billion in financing transactions, including property level loans encumbering office buildings, apartments, and retail properties, as well as unsecured debt, convertible debt securities, and preferred stock. Prior to joining Equity Group Investments in 1990, Mr. Kincaid held positions with Barclays Bank PLC and The First National Bank of Chicago. Richard Kincaid is currently the President and Founder of the BeCause Foundation. The BeCause Foundation is a nonprofit corporation that heightens awareness about a number of complex social problems and promotes change through the power of film. Mr. Kincaid is also an active private investor in early stage companies. Mr. Kincaid is Chairman of the Board of Rayonier Inc. (NYSE: RYN), an international real estate investment trust (“REIT”) that specializes in timber and specialty fibers. He also served on the board of directors of Vail Resorts (NYSE: MTN), a mountain resort operator, from July 2006 until April 2015, and Strategic Hotels and Resorts (NYSE: BEE), an owner of upscale and luxury hotels in North America and Europe, from January 2009 until December 2015. Mr. Kincaid received his Master’s Degree in Business Administration from the University of Texas, and his Bachelor’s Degree from Wichita State University.

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

John A. Blumberg Director Age: 57 Director since 2006 Chairman of investment committee
John A. Blumberg has served as a director of the Board of Directors since January 2006 and also as Chairman of the Board of Directors from January 2006 to September 2012. Mr. Blumberg has also been a manager of DPF’s Advisor since April 2005. From October 2009 to March 2010, Mr. Blumberg served as the Chairman of the Board of Directors of Industrial Income Trust Inc. (IIT), a REIT focusing on industrial real estate which was sold in November 2015. Mr. Blumberg is a manager of Industrial Income Advisors LLC, the former advisor to IIT. Mr. Blumberg is also a manager of Industrial Property Advisors LLC, the advisor to Industrial Property Trust Inc. (IPT), a Denver, Colorado-based REIT and ILT Advisors LLC, the advisor to Industrial Logistics Realty Trust Inc. (ILT), a Denver, Colorado-based REIT.

Mr. Blumberg is a principal of both Dividend Capital Group LLC and Black Creek Group LLC, a Denver-based real estate investment firm, which he co- founded in 1993. In 2014, Mr. Blumberg joined the Board of Directors for Rayonier Inc. Since 2006, Mr. Blumberg has also been chairman of Mexico Retail Properties, a fully integrated retail real estate company that acquires, develops and manages retail properties throughout Mexico. Mr. Blumberg has been active in real estate acquisition, development, and redevelopment activities since 1993 and, as of December 31, 2016, with affiliates, has overseen directly, or indirectly through affiliated entities, the acquisition, development, redevelopment, financing and sale of real properties having combined value of approximately $16.7 billion. Prior to co-founding Black Creek Group LLC, Mr. Blumberg was President of JJM Investments, which owned over 100 shopping center properties in Texas. During the 12 years prior to joining JJM Investments, Mr. Blumberg served in various positions with Manufacturer’s Hanover Real Estate, Inc., Chemical Bank and Chemical Real Estate, Inc., most recently as President of Chemical Real Estate, Inc. Mr. Blumberg holds a Bachelor’s Degree from the University of North Carolina at Chapel Hill.

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

Charles B. Duke Director Age: 59 Director since 2006 Chairman of audit committee Member of investment committee
Charles B. Duke has served as an independent director of the Board of Directors since January 2006. Mr. Duke has also served as an independent director on the board of Industrial Property Trust Inc. (IPT), a Denver, Colorado based REIT since March 2013 and on the board of Industrial Logistics Realty Trust Inc. (ILT), a Denver, Colorado based REIT since February 2016. Mr. Duke also served as an independent director on the board of directors of Industrial Income Trust Inc. (IIT) from December 2009 until November 2015. Mr. Duke is currently founder and Chief Executive Officer of To-Table Inc. (“To- Table”), a retailer of specialty gourmet foods. Prior to founding To-Table in November 2014, Mr. Duke was involved in the management of two ink jet cartridge remanufacturers and aftermarket suppliers. Mr. Duke served as Executive Vice President of IJR, Inc. in Phoenix, Arizona, from October 2012 to July 2014, and as the founder, President and Chief Executive Officer of Legacy Imaging, Inc. from 1996 through 2012. Mr. Duke has been active in entrepreneurial and general business activities since 1980 and has held several executive and management roles throughout his career, including founder, president, and owner of Careyes Corporation, a private bank, registered investment advisor and a member of FINRA based in Denver, Colorado, Chief Financial Officer at Particle Measuring Systems, a global technology leader in the environmental monitoring industry based in Boulder, Colorado, and Vice President of Commercial Loans at Colorado National Bank. Mr. Duke also spent four years with Kirkpatrick Pettis, the investment-banking subsidiary of Mutual of Omaha, as Vice President of Corporate Finance, involved in primarily mergers and acquisitions, financing, and valuation activities. Mr. Duke graduated from Hamilton College in 1980 with a Bachelor’s Degree in Economics and English.

We believe that Mr. Duke’s qualifications to serve on our board of directors include his considerable experience in financial matters, including specifically his experience as founder and president of a private bank and as Chief Financial Officer of a significant organization, and we believe his business management experience is valuable in terms of providing director leadership.

Daniel J. Sullivan Director Age: 51 Director since 2006 Member of audit committee Member of investment committee Member of conflicts resolution committee
Daniel J. Sullivan has served as an independent director of the Board of Directors since January 2006. Since 2003, he has been a private consultant and author. From 2003 to 2013, Mr. Sullivan was also the assistant editor of Humanitas, an academic journal published by the National Humanities Institute. Prior to that, from 1998 to 2002, he was Director of Business Development at Jordan Industries Inc. Mr. Sullivan has nineteen years of international business, consulting, and private equity investment experience, including over four years, from 1987 through 1991, in the real estate industry as an appraiser, property analyst, and investment banker with Manufacturers Hanover Real Estate Investment Banking Group in New York. During that time, Mr. Sullivan participated in the structuring and private placement of over $1 billion in long term, fixed-rate, and multi- property mortgage financings for the bank’s corporate clients. Mr. Sullivan holds a Master of Arts Degree in Political Theory from The Catholic University of America in Washington, DC and a Bachelor of Arts Degree in History from Boston College in Chestnut Hill, Massachusetts.

We believe that Mr. Sullivan’s diverse background in education, journalism, international business, consulting, and private equity investment adds a unique perspective to our board of directors in fulfilling its duties. His qualifications to serve on our board are also demonstrated by his experience in international business, finance, and real estate investments.

John P. Woodberry Director Age: 54 Director since 2006 Member of conflicts resolution committee Member of investment committee
John P. Woodberry has served as an independent director of the Board of Directors since January 2006.  Mr. Woodberry has been active in finance and investing since 1991. From 2012 to present, Mr. Woodberry has served as Portfolio Manager for Woodberry Holdings, LLC, a family office with investments in venture capital, hedge funds, private companies, and public equities. From 2016 to present, Mr. Woodberry has served as the Chairman of the Board and Chief Financial Officer of American Marksman, LLC, an early stage recycling and munitions company. From 2014 to present, Mr. Woodberry has served as the Chairman of the Board for AgPixel, LLC, an agriculture services company. From 2007 to 2012, Mr. Woodberry worked at Passport Capital, LLC where he served as a Senior Managing Director and Portfolio Manager for Capital Markets and India. From 2004 to 2007, Mr. Woodberry was the President and Portfolio Manager of Independence Capital Asset Partners, LLC. Previously, from 2001 to 2004, Mr. Woodberry was a Senior Research Analyst at Cobalt Capital, LLC, a New York City-based hedge fund. From 1998 to 2001, Mr. Woodberry worked for Minute Man Capital Management, LLC and Trident Investment Management, LLC, each a New York City-based hedge fund. From 1995 to 1998, Mr. Woodberry worked at Templeton Investment Council Ltd. Mr. Woodberry has a Master’s Degree in Business Administration from Harvard Business School and a Bachelor of Arts Degree from Stanford University.

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

Name	Age	Position
Jeffrey L. Johnson	57	Chief Executive Officer
J. Michael Lynch	64	President
M. Kirk Scott	38	Chief Financial Officer and Treasurer
Joshua J. Widoff	46	Executive Vice President, General Counsel and Secretary
Gregory M. Moran	44	Executive Vice President

Jeffrey L. Johnson has served as the Chief Executive Officer since January 2013. Mr. Johnson served as Managing Principal of Lakeshore Holdings, LLC, a private equity real estate firm that he founded, from 2007 through December 2012. Mr. Johnson has also served as the Chief Executive Officer of DPF’s Advisor since January 2013. From December 2009 to June 2011, he also served as founder and Managing Principal of Reunion Office Holdings, LLC, a private equity real estate firm, and from January 2009 to November 2009, he served as Chief Investment Officer and Managing Director of Transwestern Investment Company, a private equity real estate firm now known as Pearlmark Real Estate Partners. From 2003 until Equity Office Properties Trust was acquired by the Blackstone Group in February 2007, Mr. Johnson served as Chief Investment Officer, Executive Vice President and Chairman of the Investment Committee of Equity Office Properties Trust. Equity Office Properties Trust was a publicly traded REIT and at that time was the largest publicly traded owner and manager of office properties in the United States. While at Equity Office Properties Trust, Mr. Johnson restructured the investment group and implemented an investment strategy that resulted in over $12.5 billion in transaction volume, providing capital for a $2.6 billion stock repurchase. From 1990 to 1999, Mr. Johnson was a senior executive at Equity Office Properties Trust and its predecessor entities, most recently serving as Chief Investment Officer. Mr. Johnson was instrumental in completing Equity Office Property Trust’s initial public offering in July 1997, setting investment strategies and completing over $9 billion of real estate operating company transactions and property acquisitions. From 1990 to 1996, he was a senior acquisitions officer where he was responsible for acquiring over $1.2 billion of office properties. From 2000 through 2003, Mr. Johnson served as a Managing Director, founding Partner and Co-Head of U.S. Investments for Lehman Brothers Holdings, Inc.’s real estate private equity group, where he was one of six founding members that raised a $1.6 billion first-time fund, built an international investment group and executed a process that resulted in $580 million of equity investments, in over $6.9 billion of real estate, during the fund’s first 30 months.

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

M. Kirk Scott has served as the Chief Financial Officer and Treasurer since April 2009 and currently serves as the Chairman of the NAV Committee. Previously Mr. Scott served as a Vice President and Controller from April 2008 to September 2011. Since joining DPF in April 2008, Mr. Scott has overseen and developed investor and lender relations, NAV policies and procedures, finance, financial reporting, accounting, budgeting, forecasting, internal audit, securities and tax compliance and other related areas of responsibilities. Prior to joining DPF in 2008, Mr. Scott was Controller of Denver-based NexCore Group, a fully-integrated real estate development and operating company primarily focused within the medical office sector that at the time had developed or acquired over 4.7 million square feet of facilities. Within his capacity as Controller, Mr. Scott directed and oversaw the accounting, financial reporting and compliance, budgeting, forecasting and investor relation functions for the NexCore Group. From 2002 until 2006, Mr. Scott was Assistant Controller at Dividend Capital Group LLC and DCT Industrial Trust Inc. (NYSE: DCT) during that company’s growth from inception to more than $2 billion in assets under management where he was responsible for establishing the organization’s accounting and financial reporting function including compliance with the rules and regulations of the Commission, FINRA, the Internal Revenue Service and various state blue sky laws. Prior thereto, Mr. Scott was an auditor with KPMG focused on various real estate assignments. Mr. Scott holds a Bachelor’s Degree in Accounting, cum laude, from the University of Wyoming.

Joshua J. Widoff has served as Executive Vice President, General Counsel and Secretary since October 2010, and served as Senior Vice President, Secretary and General Counsel from September 2007 to October 2010. Mr. Widoff has served as the Executive Vice President, General Counsel and Secretary of Industrial Property Trust Inc. since September 2012, and of Industrial Logistics Realty Trust Inc. since November 2014. Mr. Widoff also has served as the Executive Vice President, Secretary and General Counsel of DC Liquidating Trust since November 2015. Mr. Widoff also served as the Senior Vice President, General Counsel and Secretary from May 2009 until December 2013, and as the Executive Vice President, General

Counsel and Secretary of Industrial Income Trust Inc. (IIT) from December 2013 until the sale of IIT in November 2015. He has also served as a Managing Director of Black Creek Group LLC, a Denver-based private equity real estate firm, since September 2007, and as Executive Vice President of Dividend Capital Group LLC since October 2010. Prior to joining DPF in September 2007, Mr. Widoff was a partner from October 2002 to July 2007 at the law firm of Brownstein Hyatt Farber Schreck, P.C., where he was active in the management of the firm, serving as chairman of both the firm’s Associate and Recruiting Committees and overseeing an integrated team of attorneys and paralegals servicing clients primarily in the commercial real estate business. During more than a dozen years of private practice, he managed transactions involving the acquisition, development, leasing, financing and disposition of various real estate assets, including vacant land, apartment and office buildings, hotels, casinos, industrial/warehouse facilities and shopping centers. He also participated in asset and stock acquisition transactions, convertible debt financings, private offerings and complex joint venture negotiations. Mr. Widoff served as general business counsel on a variety of contract and operational issues to a wide range of clients in diverse businesses. Mr. Widoff currently serves as a Vice-Chair and Commissioner for the Denver Urban Renewal Authority. Mr. Widoff received his Bachelor’s Degree from Trinity University in Texas and his Juris Doctor Degree from the University of Colorado School of Law.

Gregory M. Moran has served as Executive Vice President since July 2013. Mr. Moran also has served as a Vice President of Investments of Dividend Capital Group LLC and Dividend Capital Total Advisors Group LLC since August 2005. Mr. Moran has been an active participant in the institutional real estate community since 1998. From December 2001 through July 2005, Mr. Moran was a Portfolio Manager in the Real Estate Investment Group for the Public Employees’ Retirement Association of Colorado where he was directly involved in the ongoing management of a global real estate investment portfolio with over $2 billion of invested equity. Mr. Moran was responsible for sourcing and underwriting new investment opportunities, ongoing asset management of existing portfolio investments and relationship management for over a dozen joint venture partners and advisors of the fund. From September 1998 through December 2001, Mr. Moran worked in the Capital Markets Group at Sonnenblick Goldman Company, most recently as a Vice President. During this time, Mr. Moran was responsible for raising and structuring debt and equity investments in commercial real estate projects on behalf of public and private real estate investment companies. Mr. Moran received his Bachelor’s Degree in Business Administration and Master’s Degree in Professional Accounting from the University of Texas at Austin-McCombs School of Business. He is also a CFA Charterholder, and a member of the CFA Institute, Urban Land Institute and Pension Real Estate Association.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, our officers, and certain beneficial owners, or, collectively, reporting persons, to file reports of holdings and transactions in our shares of common stock with the Commission. To our knowledge, based solely on review of copies of such reports, during the year ended December 31, 2016, all of such reporting persons complied with all Section 16(a) filing requirements applicable to them.

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

The following table sets forth information concerning the compensation of our independent directors for the year ended December 31, 2016:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Charles B. Duke	$94,125	$10,496	$104,621
Daniel J. Sullivan	85,750	10,496	96,246
John P. Woodberry	76,750	10,496	87,246
Total	$256,625	$31,488	$288,113
_______________________________

(1)
Includes (i) the amortized portion of an Annual Award which was made on June 25, 2015 to each independent director then in office and fully vested on June 23, 2016, with the number of RSUs based on the Class I NAV as of the end of the day on June 25, 2015 (“2015 Director RSU Grant”), (ii) the amortized portion of an Annual Award which was made on June 23, 2016 to each independent director then in office and will fully vest on June 23, 2017, with the number of RSUs based on the Class I NAV as of the end of the day on June 23, 2016, and (iii) the dividend equivalents related to the 2015 Director RSU Grant, which was accrued over the one-year period between June 25, 2015 and June 23, 2016 and fully vested on June 23, 2016, the date the 2015 Director RSU Grant fully vested.

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

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee, however, we intend that our compensation committee, if formed, would be comprised entirely of independent directors. In lieu of a formal compensation committee, our independent directors perform an equivalent function. None of our independent directors served as one of our officers or employees or as an officer or employee of any of our subsidiaries during the fiscal year ended December 31, 2016, or formerly served as one of our officers or as an officer of any of our subsidiaries. In addition, during the fiscal year ended December 31, 2016, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers or directors serving as a member of our board of directors.

We do not expect that any of our executive officers will serve as a director or member of the compensation committee of any entity whose executive officers include a member of our compensation committee, if formed.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table shows, as of January 31, 2017, the amount of each class of our common stock beneficially owned (unless otherwise indicated) by (i) any person who is known by us to be the beneficial owner of more than five percent of the outstanding shares of such class, (ii) our directors, (iii) our executive officers, and (iv) all of our directors and executive officers as a group.

Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 518 Seventeenth Street, 17th Floor, Denver, Colorado 80202.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Common Stock of Applicable Class
Dividend Capital Total Advisors LLC (2)	20,000	Class E shares	*
	37,954	Class I shares	*
John A. Blumberg (Director) (2)	36,822	Class I shares	*
Charles B. Duke (Independent Director)	3,640	Class I shares	*
Richard D. Kincaid (Chairman and Director)	60,759	Class I shares	*
Daniel J. Sullivan (Independent Director)	3,866	Class I shares	*
John P. Woodberry (Independent Director)	8,640	Class I shares	*
Jeffrey L. Johnson (Chief Executive Officer)	115,033	Class I shares	*
J. Michael Lynch (President and Chief Operating Officer)	73,805	Class I shares	*
M. Kirk Scott (Chief Financial Officer and Treasurer)	37,353	Class I shares	*
Joshua J. Widoff (Executive Vice President, General Counsel and Secretary)	17,143	Class I shares	*
Gregory M. Moran (Executive Vice President)	3,707	Class I shares	*
Beneficial ownership of Common Stock by all directors and executive officers as a group (10 persons) (2)	20,000	Class E shares (3)	*
	398,722	Class I shares	1.2%
_______________________________

*	Less than 1%.

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

(3)	Comprised of 20,000 Class E shares held by our Advisor.

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

The following table gives information regarding our equity incentive plans as of December 31, 2016.

	Equity Compensation Plans Information
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by security holders	$4,055	(3)	$—	1,886,079
Equity compensation plans not approved by security holders	—		—	1,988,715
Total / Weighted Average	$4,055		$—	3,874,794
_______________________________

(1)
Restricted stock units (“RSUs”) with respect to Class I shares of our common stock that were granted to our independent directors and had not been settled as of December 31, 2016, are included in the number of securities to be issued upon exercise of outstanding options, warrants, and rights but are not reflected in the weighted-average exercise price of outstanding options, warrants, and rights.

(2)
We have two equity incentive plans. Under each plan, an aggregate maximum of 5.0 million shares may be issued upon grant, vesting or exercise of awards, although the board of directors, as of December 31, 2016, has only authorized and reserved for issuance a total of 2.0 million shares of our common stock under each plan.

(3)	As of December 31, 2016, includes 4,055 RSUs with respect to Class I shares of our common stock that were granted to our independent directors and had not yet vested.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Advisory Agreement

We rely on our Advisor to manage our day-to-day activities and to implement our investment strategy. We, the Operating Partnership, and our Advisor are party to a Tenth Amended and Restated Advisory Agreement, dated as of June 23, 2016 and effective as of June 30, 2016, which we refer to herein as the “Advisory Agreement”. On June 23, 2016, we, the Operating Partnership and our Advisor agreed to renew the Advisory Agreement for an additional one-year term expiring June 30, 2017. The current term of the Advisory Agreement is one year and expires on June 30 of each calendar year, subject to renewals by our board of directors for an unlimited number of successive one-year periods. Our officers and our interested directors are all employees or principals of our Advisor. Our Advisor is presently directly or indirectly majority owned, controlled, and/or managed by John A. Blumberg, James R. Mulvihill, Evan H. Zucker, and/or their affiliates.

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

The following table summarizes all of the compensation and fees, including reimbursement of expenses, that are payable by us to our Advisor.

·	Advisory Fees — Advisor
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

·	Expense Reimbursement — Advisor
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

·	Issuer Organization and Offering Expense Reimbursement — Advisor or its affiliates, including our Dealer Manager
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

·	Additional Underwriting Compensation – our Dealer Manager or our Advisor
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

The Second Amended Dealer Manager Agreement is an amendment and restatement of the Prior Dealer Manager Agreement. The purpose of the Second Amended Dealer Manager Agreement is to engage our Dealer Manager with respect to the Follow-On Offering while still paying dealer manager fees and distribution fees with respect to the Prior Offering. As amended, the Second Amended Dealer Manager Agreement may be made to apply to future offerings by naming them in a schedule to the agreement, with the consent of the Company and our Dealer Manager. Pursuant to the Second Amended Dealer Manager Agreement, we pay (i) selling commissions on Class A shares sold in the primary offering of up to 3.0% of the public offering price per share, (ii) a dealer manager fee which accrues daily in an amount equal to 1/365th of 0.6% of our NAV per share of Class A and Class W shares outstanding and an amount equal to 1/365th of 0.1% of our NAV per share of Class I shares outstanding on such day on a continuous basis, and (iii) a distribution fee which accrues daily in an amount equal to 1/365th of 0.5% of our NAV per Class A share outstanding on such day on a continuous basis. Subject to FINRA limitations on underwriting compensation, we will continue to pay the dealer manager fee and distribution fee until the earlier to occur of the following: (i) a listing of the class of such shares on a national securities exchange or (ii) such shares no longer being outstanding.

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

On June 23, 2016, our board of directors increased the maximum amount of total gross proceeds raised with respect to which the primary dealer fee will apply to $150 million. Such amount is subject to further increase by our board of directors, in its discretion.

For the year ended December 31, 2016, we paid a primary dealer fee of $3.5 million with respect to $69.3 million of the total gross proceeds raised in our public offering. The maximum primary dealer fee we will pay our Dealer Manager pursuant to the Second Amended Dealer Manager Agreement is $7.5 million, although in the future we may enter into subsequent amendments to the Second Amended Dealer Manager Agreement to provide for additional primary dealer fee payments.

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

The table below provides information regarding fees and expenses paid or payable to our Advisor, our Dealer Manager, and their affiliates in connection with their services provided to us. The table includes amounts incurred and payable for the years ended December 31, 2016 and 2015 (amounts in thousands).

	For the Year Ended December 31,
	2016	2015
Advisory fees (1)	$14,857	$17,083
Other reimbursements paid to our Advisor (2)	8,368	9,008
Other reimbursements paid to our Dealer Manager	396	441
Advisory fees related to the disposition of real properties	2,140	4,962
Development management fee (3)	31	88
Primary dealer fee (4)	3,465	2,540
Selling commissions	100	114
Dealer manager fees	381	258
Distribution fees	70	50
Total	$29,808	$34,544
_______________________________

(1)
Amounts reported for the years ended December 31, 2016 and 2015 include approximately $1.1 million, respectively, that we were not obligated to pay in consideration of the issuance of Company RSUs (as defined below) to our Advisor. The Restricted Stock Unit Agreements with our Advisor are discussed further in Note 11 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

(2)
Other reimbursements paid to our Advisor for the years ended December 31, 2016 and 2015 include approximately $312,000 and $320,000, respectively, to reimburse a portion of the salary, bonus and benefits for our principal executive officer, Jeffrey L. Johnson and approximately $424,000 and $555,000, respectively, to reimburse a portion of the salary, bonus and benefits for our principal financial officer, M. Kirk Scott, for services provided to us for which our Advisor does not otherwise receive a separate fee. The balance of such reimbursements are made up primarily of other general overhead and administrative expenses, including, but not limited to, allocated rent paid to both third parties and affiliates of our Advisor, equipment, utilities, insurance, travel and entertainment, and other costs.

(3)	Pursuant to our amended Advisory Agreement effective as of June 30, 2016, our Advisor will no longer receive a development management fee in exchange for providing development management services.

(4)
Amounts reported include primary dealer fees we paid to our Dealer Manager based on the gross proceeds raised by participating broker-dealers pursuant to certain selected dealer agreements. Of the primary dealer fee earned during the years ended December 31, 2016 and 2015, our Dealer Manager reallowed approximately $3.1 million and $2.3 million, respectively, to participating third-party broker-dealers and retained approximately $347,000 and $254,000, respectively.

Our independent directors evaluate at least annually whether the compensation that we contract to pay to our Advisor and its affiliates is reasonable in relation to the nature and quality of services performed and that such compensation is within the limits prescribed by our charter. The amount of granted restricted stock units ("Company RSUs") is considered in the evaluation of the total compensation paid to the Advisor for services provided. Our independent directors also supervise the performance of our Advisor and its affiliates and the compensation we pay to them to determine that the provisions of our compensation arrangements are carried out. Our board of directors also reviews all of our general and administrative expenses on at least an annual basis, which includes certain amounts reimbursed by us to our Advisor.

Please also see Note 11 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K for information regarding restricted stock grants to certain employees of our Advisor and its affiliates, none of which are our named executive officers.

Product Specialists

During the year ended December 31, 2012, our Advisor entered into a product specialist agreement with BCG TRT Advisors LLC (“BCG”), in connection with advisory services related to our investments in real estate securities assets. Pursuant to this agreement, a portion of the asset management fee that our Advisor receives from us related to real estate securities investments is reallowed to BCG in exchange for services provided. Approximately $37,000 was incurred related to services provided by BCG during the year ended December 31, 2016.

Policies and Procedures for Conflict Resolution and Review of Related Party Transactions

We are subject to potential conflicts of interest arising out of our relationship with our Advisor and its affiliates. These conflicts may relate to compensation arrangements, the allocation of investment and leasing opportunities, the terms and conditions on which various transactions might be entered into by us and our Advisor or its affiliates, and other situations in which our interests may differ from those of our Advisor or its affiliates. Our board of directors has adopted conflicts of interest resolutions procedures. Our charter also contains certain requirements relating to board and independent director approval of transactions between us, on the one hand, and our Advisor or any of its affiliates, on the other hand.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended December 31, 2016, we engaged KPMG LLP to provide us with audit services. Services provided included the audit of annual financial statements, review of unaudited quarterly financial information, review and consultation regarding filings with the Commission, and consultation on financial accounting and reporting matters.

Total fees billed to us by KPMG LLP for the years ended December 31, 2016 and 2015 were $818,610 and $844,415, respectively, and consisted of the following:

	For the Year Ended December 31,
	2016	2015
Audit Fees	$818,610	$844,415
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$818,610	$844,415

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

The audit committee of our board of directors is responsible for appointing our independent registered public accounting firm and approving the terms of the independent registered public accounting firm’s services. The audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent registered public accounting firm, as well as all permitted non-audit services. The audit committee may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent registered public accounting firm, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting. All fees for services provided by KPMG LLP in 2016 and 2015 were pre-approved by the audit committee of our board of directors.

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

(b) Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description
3.1	Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed March 21, 2012
3.2	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 12, 2012
3.3	Articles Supplementary (Class A shares), incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 12, 2012
3.4	Articles Supplementary (Class W shares), incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed July 12, 2012
3.5	Articles Supplementary (Class I shares), incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed July 12, 2012
3.6	Certificate of Correction to Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 26, 2014
3.7	Certificate of Correction to Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on August 30, 2016
3.8	Sixth Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed December 8, 2014
4.1	Fourth Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed July 12, 2012
4.2	Second Amended and Restated Class E Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed December 16, 2015
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

4.4	Second Amended and Restated Class A, W and I Share Redemption Program, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 17, 2014
10.1	Second Amended and Restated Dealer Manager Agreement, incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K, filed September 16, 2015.
10.2	Tenth Amended and Restated Advisory Agreement, dated as of June 23, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 27, 2016
10.3
Fifth Amended and Restated Operating Partnership Agreement of Dividend Capital Total Realty Operating Partnership LP, dated as of March 2, 2016, incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-197767, filed April 7, 2016

10.4	Amendment No. 1 to Fifth Amended and Restated Operating Partnership Agreement of Dividend Capital Total Realty Operating Partnership LP*
10.5	Form of Trust Agreement, incorporated by reference to Exhibit 10.22 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-197767, filed April 7, 2016
10.6	Form of Master Lease, incorporated by reference to Exhibit 10.23 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-197767, filed April 7, 2016

10.7	Form of Guaranty, incorporated by reference to Exhibit 10.24 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-197767, filed April 7, 2016
10.8
Dealer Manager Agreement between Dividend Capital Exchange LLC and Dividend Capital Securities LLC dated March 2, 2016, and Form of Selected Dealer Agreement, incorporated by reference to Exhibit 10.25 to Amendment No. 3 to the Company’s Registration Statement on Form S-11,Commission File No. 333-197767, filed April 7, 2016

10.9
Form of Management Agreement between various affiliates of the Company (a/k/a Dividend Capital Total Realty Trust Inc.) and KeyPoint Partners LLC, as property manager (New England Retail Portfolio), incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q, filed August 14, 2007

10.10
Dividend Capital Fixed Rate Office Portfolio Loan Agreement between TRT Lending Subsidiary I, LLC and Wells Fargo Bank, National Association, dated June 25, 2010, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 13, 2010

10.11
Side Letter Agreement Related to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and among the Company (a/k/a Dividend Capital Total Realty Trust Inc.) and New York Life Insurance Company, dated June 25, 2010, incorporated by reference to Exhibit 10.5.1 to the Company’s Quarterly Report on Form 10-Q, filed August 13, 2010

10.12	Amended and Restated Credit and Term Loan Agreement, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed January 13, 2015
10.13	Credit Agreement, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed March 2, 2015
10.14
Form of Indemnification Agreement for officers and directors, incorporated by reference to Exhibit 10.4 to Amendment No. 5 to the Company's Registration Statement on Form S-11, Commission File No. 333-125338, filed January 13, 2006

10.15	Second Amended and Restated Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 24, 2015
10.16	Amended and Restated Secondary Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 24, 2015
10.17	Form of Director Option Agreement, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed April 7, 2006
10.18	Form of Independent Director Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed March 10, 2014
10.19
Purchase and Sale Contract by and between TRT NOIP Doolittle – Redondo Beach LP, TRT NOIP Sheila - Commerce LP, TRT NOIP Corporate Center Drive – Newbury Park LP, TRT NOIP Sylvan Way – Parsippany LLC, TRT NOIP Sw 80 - Plantation LLC, TRT NOIP Connection – Irving LP, TRT NOIP Maple – El Segundo LP, TRT NOIP Glenville - Richardson LP, TRT NOIP Columbia - Richfield LLC, TRT NOIP Corporate Drive – Dixon LLC, TRT NOIP Eagle LP, TRT NOIP East 28 – Aurora LLC, GPT Doolittle Drive Owner LP, GPT Sheila Street Owner LP, GPT Corporate Center-Thousand Oaks Owner LP, GPT Sylvan Way Owner LLC, GPT SW 80th Street Owner LLC, GPT Maple Avenue Owner LP, GPT Connection Drive Owner LLC, GPT Glenville Drive Owner LLC, GPT Columbia Road Owner LLC, GPT Corporate Drive-Dixon Owner LLC, GPT Vickery Drive Owner LLC, and GPT 28th Avenue Aurora Owner LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.15 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-197767), filed January 29, 2015

10.20
Amended and Restated Purchase and Sale Contract between TRT NOIP Sheila – Commerce LP, TRT NOIP Corporate Center Drive – Newbury Park LP, TRT NOIP Connection – Irving LP, TRT NOIP Glenville – Richardson LP, TRT NOIP Columbia – Richfield LLC, TRT NOIP Eagle LP, TRT NOIP East 28 – Aurora LLC, GPT Sheila Street Owner LP, GPT Corporate Center-Thousand Oaks Owner LP, GPT Connection Drive Owner LLC, GPT Columbia Road Owner LLC, GPT Vickery Drive Owner LLC, and GPT 28th Avenue Aurora Owner LLC, dated January 15, 2015, incorporated by reference to Exhibit 10.16 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-197767), filed January 29, 2015

10.21
Amended and Restated Purchase and Sale Contract between TRT NOIP Doolittle – Redondo Beach LP, TRT NOIP Sw 80 – Plantation LLC, TRT NOIP Corporate Drive – Dixon LLC, GPT Doolittle Drive Owner LP, GPT SW 80th Street Owner LLC, and GPT Corporate Drive-Dixon Owner LLC, dated January 15, 2015, incorporated by reference to Exhibit 10.17 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-197767), filed January 29, 2015

10.22
Amended and Restated Purchase and Sale Contract by and between TRT NOIP Sylvan Way – Parsippany LLC, TRT NOIP Maple – El Segundo LP, GPT Sylvan Way Owner LLC, and GPT Maple Avenue Owner LP, dated January 15, 2015, incorporated by reference to Exhibit 10.18 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-197767), filed January 29, 2015

10.23
Restricted Stock Unit Agreement between the Company and Dividend Capital Total Advisors LLC, dated April 7, 2014, incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (File No. 333-175989), filed April 11, 2014

10.24
Restricted Stock Unit Agreement between the Company and Dividend Capital Total Advisors LLC, dated February 25, 2015 (relating to 135,359 restricted stock units), incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 3, 2015

10.25
Restricted Stock Unit Agreement between the Company and Dividend Capital Total Advisors LLC, dated February 25, 2015 (relating to 88,788 restricted stock units), incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed March 3, 2015

10.26
Restricted Stock Unit Agreement between the Company and Dividend Capital Total Advisors LLC, dated February 4, 2016 (relating to 124,451 restricted stock units), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 5, 2016.

10.27	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated January 10, 2017*
10.28	Promissory Note, dated January 10, 2017*
10.29	First Amendment to Amended and Restated Credit and Term Loan Agreement, dated December 22, 2016*
21	Subsidiaries of the registrant*
23.1	Consent of KPMG LLP*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Valuation Procedures, incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K, filed March 3, 2015
99.2	Consent of Altus Group U.S., Inc.*
101.1
The following information from this Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Stockholders’ Equity; and (iv) Consolidated Statements of Cash Flows*

*    Filed or furnished herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Dividend Capital Diversified Property Fund Inc.:
We have audited the accompanying consolidated balance sheets of Dividend Capital Diversified Property Fund Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dividend Capital Diversified Property Fund Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/KPMG LLP

Denver, Colorado

March 3, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and footnoted information)

	As of December 31,
	2016	2015
ASSETS
Investments in real property	$2,204,322	$2,380,174
Accumulated depreciation and amortization	(492,911)	(505,957)
Total net investments in real property	1,711,411	1,874,217
Debt-related investments, net	15,209	15,722
Total net investments	1,726,620	1,889,939
Cash and cash equivalents	13,864	15,769
Restricted cash	7,282	18,394
Other assets, net	35,962	36,789
Total Assets	$1,783,728	$1,960,891
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses (1)	$34,085	$39,645
Mortgage notes	342,247	585,864
Unsecured borrowings	706,554	511,905
Intangible lease liabilities, net	59,545	63,874
Other liabilities	33,206	33,652
Total Liabilities	1,175,637	1,234,940
Equity:
Stockholders’ equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 150,636,393 and 164,124,057 shares issued and outstanding, as of December 31, 2016 and December 31, 2015, respectively (2)	1,506	1,641
Additional paid-in capital	1,361,638	1,470,859
Distributions in excess of earnings	(839,896)	(832,681)
Accumulated other comprehensive loss	(6,905)	(11,014)
Total stockholders’ equity	516,343	628,805
Noncontrolling interests	91,748	97,146
Total Equity	608,091	725,951
Total Liabilities and Equity	$1,783,728	$1,960,891
_______________________________

(1)
Includes approximately $3.6 million and $5.1 million that we owed to our Advisor and affiliates of our Advisor for services and reimbursement of certain expenses as of December 31, 2016 and December 31, 2015, respectively.

(2)
Includes 112,325,127 shares of Class E common stock, 2,001,359 shares of Class A common stock, 2,271,361 shares of Class W common stock, and 34,038,546 shares of Class I common stock issued and outstanding as of December 31, 2016, and 137,275,396 shares of Class E common stock, 1,703,109 shares of Class A common stock, 1,812,277 shares of Class W common stock, and 23,334,275 shares of Class I common stock issued and outstanding as of December 31, 2015.

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share and footnoted information)

	For the Year Ended December 31,
	2016	2015	2014
REVENUE:
Rental revenue	$215,227	$218,278	$224,201
Debt-related income	943	6,922	7,396
Total Revenue	216,170	225,200	231,597
EXPENSES:
Rental expense	65,587	59,590	50,997
Real estate depreciation and amortization expense	80,105	83,114	88,994
General and administrative expenses (1)	9,450	10,720	11,108
Advisory fees, related party	14,857	17,083	15,919
Acquisition-related expenses	667	2,644	1,205
Impairment of real estate property (2)	2,677	8,124	9,500
Total Operating Expenses	173,343	181,275	177,723
Other Income (Expenses):
Interest and other income	2,207	2,192	1,168
Interest expense	(40,782)	(47,508)	(61,903)
Gain (loss) on extinguishment of debt and financing commitments	5,136	(1,168)	(63)
Gain on sale of real property (3)	45,660	134,218	10,914
Income from continuing operations	55,048	131,659	3,990
Discontinued operations (4)	—	—	30,004
Net income	55,048	131,659	33,994
Net income attributable to noncontrolling interests	(5,072)	(7,404)	(4,802)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$49,976	$124,255	$29,192
Net income per basic and diluted common share:
Continuing operations	$0.31	$0.70	$0.02
Discontinued operations	$—	$—	$0.14
NET INCOME PER BASIC AND DILUTED COMMON SHARE	$0.31	$0.70	$0.16
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	159,648	175,938	178,273
Diluted	172,046	188,789	190,991
_______________________________

(1)
Includes approximately $6.4 million, $7.1 million and $6.8 million incurred by our Advisor and its affiliates for reimbursable expenses during the years ended December 31, 2016, 2015, and 2014, respectively.

(2)	Includes approximately $265,000 and $125,000 paid to our Advisor for advisory fees associated with the disposition of real properties during the years ended December 31, 2016 and 2015, respectively.

(3)
Includes approximately $1.9 million, $4.8 million, and $419,000 paid to our Advisor for advisory fees associated with the disposition of real properties during the years ended December 31, 2016, 2015 and 2014, respectively.

(4)	Includes approximately $1.6 million paid to our Advisor for fees associated with the disposition of real properties during the year ended December 31, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Year Ended December 31,
	2016	2015	2014
Net Income	$55,048	$131,659	$33,994
Other Comprehensive (Loss) Income:
Net unrealized change from available-for-sale securities	—	—	(211)
Change from cash flow hedging derivatives	4,416	(977)	721
Total Other Comprehensive (Loss) Income	4,416	(977)	510
Comprehensive income	59,464	130,682	34,504
Comprehensive income attributable to noncontrolling interests	(5,379)	(7,321)	(4,637)
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$54,085	$123,361	$29,867

The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances, December 31, 2013	176,007	$1,760	$1,582,886	$(860,747)	$(10,794)	$91,906	$805,011
Comprehensive income (loss):
Net income	—	—	—	29,192	—	4,802	33,994
Net unrealized change in available-for-sale securities	—	—	—	—	(196)	(15)	(211)
Unrealized change from cash flow hedging derivatives	—	—	—	—	671	50	721
Common stock:
Issuance of common stock, net of offering costs	13,923	140	86,961	—	—	—	87,101
Issuance of common stock, stock-based compensation plans	136	1	776	—	—	—	777
Redemptions of common stock	(11,666)	(117)	(82,119)	—	—	—	(82,236)
Amortization of stock-based compensation	—	—	30	—	—	—	30
Distributions declared on common stock	—	—	—	(62,236)	—	—	(62,236)
Noncontrolling interests:
Contributions of noncontrolling interests	—	—	—	—	—	104	104
Distributions declared to noncontrolling interests	—	—	—	—	—	(9,390)	(9,390)
Redemptions of noncontrolling interests	—	—	(1,121)	—	199	(6,978)	(7,900)
Buyout of noncontrolling interest	—	—	(969)	—	—	(816)	(1,785)
Balances, December 31, 2014	178,400	$1,784	$1,586,444	$(893,791)	$(10,120)	$79,663	$763,980
Comprehensive income (loss):
Net income	—	—	—	124,255	—	7,404	131,659
Unrealized change from cash flow hedging derivatives	—	—	—	—	(922)	(55)	(977)
Common stock:
Issuance of common stock, net of offering costs	14,262	142	96,807	—	—	—	96,949
Issuance of common stock, stock-based compensation plans	618	6	1,257	—	—	—	1,263
Redemptions of common stock	(29,156)	(291)	(213,505)	—	—	—	(213,796)
Amortization of stock-based compensation	—	—	32	—	—	—	32
Distributions declared on common stock	—	—	—	(62,900)	—	—	(62,900)
Distributions on Unvested Advisor RSUs	—	—	—	(245)	—	—	(245)
Noncontrolling interests:
Contributions of noncontrolling interests	—	—	—	—	—	17,337	17,337
Distributions declared to noncontrolling interests	—	—	—	—	—	(4,689)	(4,689)
Redemptions of noncontrolling interests	—	—	(176)	—	28	(2,514)	(2,662)
Balances, December 31, 2015	164,124	$1,641	$1,470,859	$(832,681)	$(11,014)	$97,146	$725,951
Comprehensive income (loss):
Net income	—	—	—	49,976	—	5,072	55,048
Unrealized change from cash flow hedging derivatives	—	—	—	—	4,109	307	4,416
Common stock:
Issuance of common stock, net of offering costs	14,952	150	100,297	—	—	—	100,447
Issuance of common stock, stock-based compensation plans	32	—	306	—	—	—	306
Redemptions of common stock	(28,472)	(285)	(210,287)	—	—	—	(210,572)
Amortization of stock-based compensation	—	—	1,109	—	—	—	1,109
Distributions declared on common stock	—	—	—	(57,040)	—	—	(57,040)
Distributions on Unvested Advisor RSUs	—	—	—	(151)	—	—	(151)
Noncontrolling interests:
Contributions of noncontrolling interests	—	—	—	—	—	3,225	3,225
Distributions declared to noncontrolling interests	—	—	—	—	—	(9,006)	(9,006)
Redemptions of noncontrolling interests	—	—	(646)	—	—	(4,996)	(5,642)
Balances, December 31, 2016	150,636	$1,506	$1,361,638	$(839,896)	$(6,905)	$91,748	$608,091
The accompanying notes are an integral part of these consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES:
Net income	$55,048	$131,659	$33,994
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate depreciation and amortization expense	80,105	83,114	88,994
Gain on disposition of real property	(45,660)	(134,218)	(40,592)
Impairment loss on real estate property	2,677	8,124	9,500
Collection of accrued interest from debt investment	—	6,421	—
(Gain) loss on extinguishment of debt and financing commitments	(5,136)	1,168	63
Other adjustments to reconcile net income to net cash provided by operating activities	8,120	4,660	8,565
Changes in operating assets and liabilities	(4,858)	4,602	(13,295)
Net cash provided by operating activities	90,296	105,530	87,229
INVESTING ACTIVITIES:
Acquisition of real property	(65,861)	(319,577)	(125,509)
Capital expenditures in real property	(28,951)	(26,204)	(14,944)
Proceeds from disposition of real properties	208,604	359,817	105,322
Principal collections on debt-related investments	469	64,769	24,052
Other investing activities	8,269	(4,384)	(4,023)
Net cash provided by (used in) investing activities	122,530	74,421	(15,102)
FINANCING ACTIVITIES:
Mortgage note proceeds	84,045	70,626	—
Mortgage note principal repayments	(314,816)	(136,658)	(52,977)
Defeasance of mortgage note borrowings	—	(53,267)	—
Net proceeds from revolving line of credit borrowings	69,000	92,000	45,000
Net proceeds from term loan borrowings	124,411	80,000	—
Other secured borrowings repayments	—	(25,796)	(1,122)
Redemption of common shares	(212,878)	(225,720)	(81,990)
Distributions on common stock	(37,647)	(42,439)	(41,239)
Proceeds from sale of common stock	88,206	80,609	74,916
Offering costs for issuance of common stock	(5,417)	(4,602)	(4,568)
Distributions to noncontrolling interest holders	(6,641)	(4,591)	(9,501)
Redemption of OP Unit holder interests	(5,309)	(2,750)	(8,219)
Other financing activities	2,315	(6,055)	(2,744)
Net cash used in financing activities	(214,731)	(178,643)	(82,444)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,905)	1,308	(10,317)
CASH AND CASH EQUIVALENTS, beginning of period	15,769	14,461	24,778
CASH AND CASH EQUIVALENTS, end of period	$13,864	$15,769	$14,461
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$38,161	$45,321	$58,330
Supplemental Disclosure of Noncash Investing and Financing Activities:
Assumed mortgage	$—	$11,869	$—
Common stock issued pursuant to the distribution reinvestment plan	$20,576	$21,347	$20,831
Issuances of OP Units for beneficial interests	$—	$7,324	$—
Non-cash repayment of mortgage note and other secured borrowings*	$—	$139,236	$115,387
Non-cash disposition of real property*	$7,830	$128,008	$107,075
Non-cash principal collection on debt-related investments*	$—	$11,228	$7,125
Non-cash investment in real property	$—	$11,869	$12,232
_______________________________

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
December 31, 2016

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

On September 16, 2015, the Commission declared effective our Registration Statement on Form S-11 (Registration Number 333-197767) (the “Follow-On Registration Statement”). The Follow-On Registration Statement applies to the Company’s follow-on “best efforts” offering of up to $1,000,000,000 of the Company’s Class A, Class I and Class W shares of common stock, of which $750,000,000 of shares are expected to be offered to the public in a primary offering and $250,000,000 of shares are expected to be offered to stockholders of the Company pursuant to its distribution reinvestment plan (subject to the Company’s right to reallocate such amounts) (the “Follow-On Offering”). As of December 31, 2016, we had raised gross proceeds of approximately $110.0 million from the sale of approximately 14.8 million shares in the Follow-On Offering.

As of December 31, 2016, we had raised aggregate gross proceeds of approximately $293.0 million from the sale of approximately 40.6 million shares, including approximately $10.4 million raised through our distribution reinvestment plan. As of December 31, 2016, approximately $890.0 million in shares remained available for sale pursuant to the Follow-on Offering, including approximately $243.1 million in shares available for sale through our distribution reinvestment plan.

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

Our Operating Partnership qualifies as a variable interest entity for accounting purposes and substantially all of the assets of the Company are held by our Operating Partnership, which, subject to certain Operating Partnership and subsidiary level financing restrictions, can be used to settle its obligations. Creditors of certain liabilities of our Operating Partnership have recourse to the Company. All joint ventures in which we have investments are variable interest entities. All of our investments in joint ventures represent our interests in real estate partnerships, formed for the purpose of acquiring, leasing, managing, holding for investment, selling and otherwise dealing with real property investments. Our involvement with our joint ventures affects our financial position, financial performance and cash flows in ways similar to direct ownership of real property investment. We own a significantly disproportionate majority of the ownership interests of our joint ventures. In each of our joint ventures, our joint venture partner performs the day-to-day management of the real properties owned by the respective joint ventures. However, in each of our joint ventures, we approve the activities that most significantly impact the joint venture’s economic performance. Due to our substantive approval rights and our exposure to the economic returns and losses of each of the joint ventures, we are the primary beneficiary of each of our joint ventures. Based on these considerations, we consolidate all of our investments in joint ventures. The accompanying consolidated balance sheets include approximately $48.2 million and $76.9 million, after accumulated depreciation and amortization, in consolidated real property variable interest entity investments as of December 31, 2016 and 2015, respectively. The accompanying consolidated balance sheets include approximately $50.1 million in consolidated mortgage notes in variable interest entity investments as of December 31, 2015. There were no mortgage notes related to variable interest entities as of December 31, 2016.

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

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current period financial statement presentation. In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2015-03 (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance is effective for all reporting periods beginning after December 15, 2015 and requires retrospective application. As a result of adopting this guidance, we reclassified approximately $5.1 million and $1.2 million of net debt issuance costs to “unsecured borrowings” and “mortgage notes”, respectively, in the accompanying consolidated balance sheet as of December 31, 2015. We recorded approximately $4.4 million and $1.8 million of net debt issuance costs into “unsecured borrowings” and “mortgage notes”, respectively, in the accompanying consolidated balance sheet as of December 31, 2016.

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

We record acquired “above-market” and “below-market” leases at their fair value equal to the difference between the contractual amounts to be paid pursuant to each in-place lease and our estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining term of the lease plus the term of any below-market fixed-rate renewal option periods for below-market leases. In addition, we allocate a portion of the purchase price of an acquired property to the estimated value of customer relationships, if any. As of December 31, 2016, we had not recognized any estimated value to customer relationships.

The following table summarizes the amounts that we have incurred in amortization expense for intangible lease assets and adjustments to rental revenue for above-market lease assets and below-market lease liabilities for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands).

	For the Year Ended December 31,
	2016	2015	2014
Above-market lease assets	$(5,515)	$(5,216)	$(6,708)
Below-market lease liabilities	6,050	6,029	7,324
Net increase to rental revenue	$535	$813	$616
Intangible lease asset amortization	$(40,797)	$(44,260)	$(48,937)

We expense any unamortized intangible lease asset or record an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability when a tenant terminates a lease before the stated lease expiration date. During the year ended December 31, 2016, we recorded $1.7 million related to write-offs of unamortized intangible lease assets and liabilities due to early lease terminations. We recorded an insignificant amount of adjustments related to write-offs of unamortized intangible lease assets and liabilities due to early lease terminations during the years ended December 31, 2015 and 2014.

Real property assets, including land, building, building and land improvements, tenant improvements, lease commissions, and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over their estimated useful lives as described in the following table.

Description	Depreciable Life
Land	Not depreciated
Building	40 years
Building and land improvements	10-40 years
Tenant improvements	Lesser of useful life or lease term
Lease commissions	Over lease term
Intangible in-place lease assets	Over lease term
Above-market lease assets	Over lease term
Below-market lease liabilities	Over lease term, including below-market fixed-rate renewal options

The following table presents expected amortization during the next five years and thereafter related to the acquired above-market lease assets, below-market lease liabilities and acquired in-place lease intangibles, for properties owned as of December 31, 2016 (amounts in thousands).

	For the Year Ended December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Acquired above-market lease assets	$(2,379)	$(727)	$(633)	$(213)	$(201)	$(456)	$(4,609)
Acquired below-market lease liabilities	5,307	4,695	3,977	3,272	2,847	39,447	59,545
Net rental revenue increase	$2,928	$3,968	$3,344	$3,059	$2,646	$38,991	$54,936
Acquired in-place lease intangibles	$27,158	$16,909	$11,863	$6,898	$5,412	$15,572	$83,812

Discontinued Operations and Held for Sale

Beginning with the year ended December 31, 2014, a discontinued operation is defined as a component (or group of components) of the entity, the disposal of which would represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results, when such a component (or group of components) has been disposed of or classified as held for sale. Interest expense is included in discontinued operations only if it is directly attributable to these operations or properties. The results of operations of properties that have been classified as discontinued operations are reported as discontinued operations for all periods presented. We classify real property as held for sale when our management commits to a plan to sell the property, the plan has appropriate approvals, the sale of the property is probable, and certain other criteria are met. At such time, the respective assets and liabilities are presented separately on our balance sheets and depreciation is no longer recognized. Assets held for sale are reported at the lower of their carrying amount or their estimated fair value less the costs to sell the assets. We recognize an impairment loss for assets held for sale if the current net book value of the property exceeds its fair value less selling costs. As of December 31, 2014, one of our properties was classified as held for sale.

Debt-Related Investments

Debt-related investments are considered to be held for investment, as we have both the intent and ability to hold these investments until maturity. Accordingly, these assets are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments and unfunded commitments unless such loans or investments are deemed to be impaired.

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

The following table summarizes straight-line rental adjustments and tenant recovery income received from tenants for real estate taxes, insurance and other property operating expenses and recognized as rental revenue for the years ended December 31, 2016, 2015, and 2014 (amounts in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Straight-line rent adjustments	$(1,263)	$(976)	$3,037
Tenant recovery income (1)	$41,707	$37,526	$31,092
_______________________________

(1)
Tenant recovery income excludes real estate taxes that were paid directly by our tenants that are subject to triple net lease contracts. Such payments totaled approximately $4.3 million, $7.0 million and $12.4 million during the years ended December 31, 2016, 2015, and 2014, respectively.

Impairment

Impairment — Real Property

We review our investments in real property individually on a quarterly basis, and more frequently when such an evaluation is warranted, to determine their appropriate classification, as well as whether there are indicators of impairment. The investments in real property are either classified as held and used or held for sale.

As of December 31, 2016, all of our properties were classified as held and used. The held and used assets are reviewed for indicators of impairment, which may include, among others, vacancy, each tenant’s inability to make rent payments, operating losses or negative operating trends at the property level, notification by a tenant that it will not renew its lease, a decision to dispose of a property, including a change in estimated holding periods, or adverse changes in the fair value of any of our properties. If indicators of impairment exist on a held and used asset, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is greater than the current net book value, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is less than its current net book value, we recognize an impairment loss for the difference between the net book value of the property and its estimated fair value. If a property is classified as held for sale, we recognize an impairment loss if the current net book value of the property exceeds its fair value less selling costs. If our assumptions, projections or estimates regarding a property change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the property. See Note 3 for a discussion of impairment charges relating to our real properties recorded during the years ended December 31, 2016, 2015, and 2014.

Impairment — Debt-Related Investments

We review our debt-related investments on a quarterly basis, and more frequently when such an evaluation is warranted, to determine if impairment exists. Accordingly, we do not group our debt-related investments into classes by credit quality indicator. A debt-related investment is impaired when, based on current information and events (including economic, industry and geographical factors), it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the agreement. When an investment is deemed impaired, the impairment is measured based on the expected future cash flows discounted at the investment’s effective interest rate. As a practical expedient, the FASB issued ASC Topic 310, Receivables, which permits a creditor to measure impairment based on the fair value of the collateral of an impaired collateral-dependent debt-related investment or to measure impairment based on an observable market price for the impaired debt-related investment as an alternative to discounting expected future cash flows. Regardless of the measurement method, a creditor should measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. A debt-related investment is also considered impaired if its terms are modified in a troubled debt restructuring (“TDR”). A TDR occurs when we grant a concession to a borrower in financial difficulty by modifying the original terms of the loan. Impairments on TDR loans are generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. See Note 4 for a discussion of impairment charges relating to our debt-related investments recorded during the years ended December 31, 2016, 2015, and 2014.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less such as money market mutual funds or certificates of deposits. As of both December 31, 2016 and 2015, we have not realized any losses in such cash accounts or investments and believe that we are not exposed to any significant credit risk.

Restricted Cash

Restricted cash consists primarily of lender and property-related escrow accounts. As of both December 31, 2016 and 2015, we had not realized any losses in such restricted cash accounts or investments related to, and believe that we are not exposed to, any significant credit risk.

Collectability of Receivables

We evaluate the collectability of our rent and other receivables on a regular basis based on factors including, among others, the age of the receivable, payment history, the financial strength of the tenant or borrower and any guarantors. Specifically with regards to our debt-related investments, we evaluate the collectability of our receivables based on factors including, among others, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full amount of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. As of December 31, 2016 and 2015, we had rent and other receivables of approximately $29.9 million and $34.1 million included in the caption other assets in our accompanying balance sheets, respectively, related to which we recorded allowances of approximately $1.0 million and $628,000 included in the caption "other assets, net" respectively. If our assumptions or estimates regarding the collectability of a receivable change in the future, we may have to record allowances to reduce or further reduce the carrying value of the receivable.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss as reported in the accompanying consolidated statements of equity as of December 31, 2016 primarily consists of the cumulative loss related to our derivatives of $5.9 million, before attribution to noncontrolling interests of $1.2 million, and cumulative gain related to our real estate securities of approximately $1.1 million, before attribution of a cumulative loss to noncontrolling interests of $1.3 million.

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

Stock-Based Compensation

Independent Director RSU Awards

On December 5, 2013, our board of directors approved revised compensation for our independent directors. In connection with the revised compensation plan, at each annual meeting of stockholders the independent directors will automatically, upon election, receive an award of restricted stock units (“RSUs”) with respect to Class I shares of our common stock, with the number of RSUs based on the NAV per Class I share as of the end of the day of the annual meeting. RSUs granted under this plan are measured at fair value on the grant date and amortized to compensation expense on a straight-line basis over the service period after which the awards fully vest. Such expense is included in “general and administrative expenses” in the accompanying consolidated statements of income. The fair value of these awards is measured at our NAV per share. RSUs awarded to our independent directors vest no later than one year from the date of grant.

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

Restricted Stock Grants

We granted restricted shares of Class I common stock, respectively, to certain employees of our Advisor and its affiliates, none of which are our named executive officers. Restricted stock grants are measured at fair value during the service period and recorded to compensation expense over the service period after which the grants fully vest. Such expense is included in “general and administrative expenses” in the accompanying consolidated statements of income. The fair value of these awards is measured at our NAV per share as of the date the shares vest.

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

We account for these dealer manager and distribution fees as a reduction in proceeds received from the sale of common stock. We record a liability for dealer manager and distribution fees that we estimate that we may pay our Dealer Manager in future periods for shares of our common stock sold pursuant to the Prior Offering and Follow-On Offering with a corresponding reduction in proceeds received from the sale of common stock. The payment of dealer manager and distribution fees may extend several years after the sale of the related shares of common stock. Accordingly, as of December 31, 2016, we recorded a liability for estimated future dealer manager and distribution fees of approximately $3.9 million. This liability included an immaterial amount related to shares issued prior to December 31, 2015. See Note 11 for further discussion of dealer manager and distribution fees.

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

New Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update 2017-01 ("ASU 2017-01"), which clarifies the definition of a business in order to provide additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Earlier adoption is permitted. The guidance in ASU 2017-01 should be adopted on a prospective basis. We adopted ASU 2017-01 as of January 1, 2017 and anticipate that future acquisitions of real property will likely be accounted for as asset acquisitions rather than business combinations. Among other things, accounting for an asset acquisition requires capitalization of acquisition costs as a component of the acquired assets whereas accounting for business combinations requires acquisition costs to be expensed. For the years ended December 31, 2016, 2015 and 2014, we expensed $667,000, $2.6 million and $1.2 million of acquisition costs, respectively, under accounting for business combinations. Additionally, goodwill is not recognized and contingent consideration is recorded when probable and reasonably estimable under accounting for asset acquisitions.

In November 2016, the FASB issued Accounting Standards Update 2016-18 ("ASU 2016-18"), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The total amount of restricted cash and restricted cash equivalents and cash and cash equivalents will be reconciled to amounts on the balance sheet and the nature of the restrictions disclosed. This guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Earlier adoption is permitted. The guidance in ASU 2016-18 should be adopted on a retrospective basis. We do not anticipate the adoption will have a significant impact on our financial statements.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amends the accounting guidance regarding lessees accounting, leveraged leases, and sale and leaseback transactions. The accounting applied by a lessor is largely unchanged under ASU 2016-02, however, the standard requires that lessors expense certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, certain of these costs are capitalizable and therefore this new standard may result in certain of these costs being expensed as incurred after adoption. Such costs are not material to the Company. This standard may also impact the timing, recognition and disclosures related to our rental recoveries from tenants earned from leasing our operating properties. The guidance will be effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2018. Earlier application is permitted. We plan to early adopt ASU 2016-02 beginning January 1, 2018. The guidance should be adopted using a modified retrospective transition, which will require application of ASU 2016-02 at the beginning of the earliest comparative period presented. Our initial analysis of our lease contracts indicates that the adoption of ASU 2016-02 will not have a material impact on our consolidated financial statements; however, we are still in the process of evaluating the impact of ASU 2016-02.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which provides new guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance specifically excludes revenue associated with lease contracts. Additionally, this guidance expands related disclosure requirements regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In June 2015, the FASB agreed to defer the effective date of this guidance for a year from the original effective date outlined in ASU 2014-09, and as a result, the guidance will be effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017 and will require full or modified retrospective application. Early adoption is permitted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. We plan to adopt the standard when it becomes effective for us beginning January 1, 2018 and have not determined whether the full or modified retrospective application will be applied. Rental revenues and certain recoveries earned from leasing our operating properties will be evaluated with the adoption of the lease accounting standard (discussed above). Additionally, we do not expect the standard to significantly impact the accounting for sales of our properties. Our initial analysis of our non-lease related revenue contracts indicates that the adoption of ASU 2014-09 will not have a material effect on our consolidated financial statements; however, we are still in the process of evaluating the impact of ASU 2014-09.

3.    INVESTMENTS IN REAL PROPERTY

Currently, our consolidated investments in real property consist of investments in office, industrial and retail properties. The following tables summarize our consolidated investments in real property as of December 31, 2016 and 2015 (amounts in thousands):

Real Property	Land	Building and Improvements	Intangible Lease Assets	Total Investment Amount	Intangible Lease Liabilities	Net Investment Amount
As of December 31, 2016:
Office	$171,176	$701,859	$236,143	$1,109,178	$(15,121)	$1,094,057
Industrial	8,821	63,999	16,308	89,128	(344)	88,784
Retail	293,973	599,020	113,023	1,006,016	(75,515)	930,501
Total gross book value	473,970	1,364,878	365,474	2,204,322	(90,980)	2,113,342
Accumulated depreciation/amortization	—	(215,858)	(277,053)	(492,911)	31,435	(461,476)
Total net book value	$473,970	$1,149,020	$88,421	$1,711,411	$(59,545)	$1,651,866
As of December 31, 2015:
Office	$203,889	$833,655	$310,629	$1,348,173	$(18,923)	$1,329,250
Industrial	9,572	65,307	16,436	91,315	(344)	90,971
Retail	260,761	570,700	109,225	940,686	(74,282)	866,404
Total gross book value	474,222	1,469,662	436,290	2,380,174	(93,549)	2,286,625
Accumulated depreciation/amortization	—	(208,281)	(297,676)	(505,957)	29,675	(476,282)
Total net book value	$474,222	$1,261,381	$138,614	$1,874,217	$(63,874)	$1,810,343

Acquisitions

The following table summarizes our acquisition of real property during the year ended December 31, 2016 (dollar amounts and square footage in thousands):

Real Property	Property Type	Market	Date of Acquisition	Acquired Ownership	Contract Price	Net Rentable Square Feet	Percent Leased at Acquisition
Suniland Shopping Center	Retail	South Florida	5/27/2016	100%	$66,500	82	93.2%

The following table summarizes the allocations of the fair value of the real property we acquired during the year ended December 31, 2016 to land, building and improvements, intangible lease assets, intangible lease liabilities, and mark-to-market adjustment on assumed debt (dollar amounts in thousands). We have not made any material adjustments related to these allocations.

								Weighted-Average Amortization Period (Years)
Real Property	Land	Building and Improvements	Intangible Lease Assets	Intangible Lease Liabilities	Total Fair Value	Prorations and Credits	Contract Price	Intangible Lease Assets	Intangible Lease Liabilities
Suniland Shopping Center	$34,804	$28,022	$5,880	$(2,113)	$66,593	$(93)	$66,500	5.8	10.4

Dispositions

During 2016, 2015 and 2014 we disposed of the following properties (dollar amounts and square footage in thousands):

Property Type	Market	Ownership	Net Rentable Square Feet	Percentage Leased	Disposition Date	Contract Sales Price	Gain (loss) on Sale
2016 Dispositions:
Office	Washington, DC	100%	574	100%	2/18/2016	$158,400	$41,241
Office	Chicago, IL	80%	107	66%	3/1/2016	9,850	—
Office	Chicago, IL	80%	199	81%	3/1/2016	18,000	159
Retail	Greater Boston	100%	39	100%	8/5/2016	3,625	975
Industrial	Louisville, KY	90%	126	33%	9/2/2016	5,400	1,120
Office	Washington, DC	100%	178	—%	9/30/2016	18,600	—
Retail (1)	Greater Boston	100%	13	100%	11/18/2016	6,200	2,165
Total 2016 real property dispositions			1,236	73%		$220,075	$45,660
2015 Dispositions:
Retail	Greater Boston	100%	11	100%	12/18/2015	$1,625	$14
Office	Silicon Valley, CA	100%	53	100%	12/14/2015	16,750	970
Land Parcel	Denver, CO	100%	N/A	N/A	8/12/2015	7,577	1,701
Office	Los Angeles, CA	100%	111	—%	7/20/2015	12,549	2,866
Retail	Pittsburgh, PA	100%	103	93%	5/5/2015	12,500	—
Office and Industrial Portfolio (2)	Various (2)	100%	2,669	100%	3/11/2015	398,635	105,542
Office	Dallas, TX	100%	177	88%	1/16/2015	46,600	23,125
Total 2015 real property dispositions			3,124	95%		$496,236	$134,218
2014 Dispositions:
Office	Denver, CO	100%	138	100%	11/7/2014	$9,100	$4,032
Industrial (3)	Silicon Valley, CA	100%	177	41%	10/15/2014	13,579	—
Office	East Bay, CA	100%	60	0%	6/13/2014	5,700	2,755
Land Parcel	Denver, CO	100%	N/A	N/A	4/14/2014	780	93
Office	Little Rock, AR	100%	102	100%	2/25/2014	19,550	1,350
Retail	Greater Boston	100%	110	0%	2/18/2014	6,750	2,276
Industrial Portfolio	Various (4)	93%	3,387	99%	1/22/2014	175,000	29,545
Total 2014 real property dispositions			3,974	93%		$230,459	$40,051
_______________________________

(1)	Disposed property was a single building from a multi-building grocery-anchored retail property. We continue to operate the remaining portion of the property.

(2)
The Portfolio includes (i) six office properties comprising 1.1 million net rentable square feet located in the following markets: Los Angeles, CA (three properties, of which one disposed property was a single building from a two-building office property), Northern New Jersey, Miami, FL, and Dallas, TX, and (ii) six industrial properties comprising 1.6 million net rentable square feet located in the following markets: Los Angeles, CA, Dallas, TX, Cleveland, OH, Chicago, IL, Houston, TX, and Denver, CO. We incurred closing costs and fees of approximately $7.8 million upon the closing of this transaction, including approximately $4.0 million in advisory fees related to the disposition of real property paid to our Advisor. For the years ended December 31, 2015 and 2014, our consolidated statements of income include approximately $6.2 million and $33.7 million of aggregate revenue attributable to the Portfolio, respectively.

(3)
On October 15, 2014, we disposed of a wholly owned industrial property comprising approximately 177,000 net rentable square feet in three buildings located in the Silicon Valley, CA market (“Lundy”). At the time of the disposition, the property had a net investment amount of approximately $13.1 million. The property was transferred to the lender through a foreclosure sale which extinguished amounts due, including related principal of $13.6 million.

(4)
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

We did not have any discontinued operations for the years ended December 31, 2016 and 2015. Discontinued operations for the year ended December 31, 2014 include the results of operations and net gain on the disposition of 12 industrial properties classified as held for sale as of December 31, 2013. The following table summarizes amounts recorded as discontinued operations for the years ended December 31, 2014 (amounts in thousands):

For the Year Ended December 31, 2014
Revenues	$969
Rental expense	(340)
Real estate depreciation and amortization expense	—
Interest expense	(296)
Other expenses	(8)
Income from discontinued operations	325
Gain on disposition	29,679
Discontinued operations	30,004
Discontinued operations attributable to noncontrolling interests	(4,462)
Discontinued operations attributable to common stockholders	$25,542

Real Property Impairment

During the year ended December 31, 2016, we recorded a $2.1 million impairment charge related to a consolidated office property located in the Washington, DC market, which we acquired in June 2010 ("Sunset Hills"). We sold Sunset Hills in September 2016. Prior to the disposition, the net book value of Sunset Hills exceeded the contract sales price less the cost to sell by $2.1 million. Accordingly, we recorded an impairment charge to reduce the net book value of Sunset Hills to our estimate of its fair value less the cost to sell.
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
The fair value measurements for the impairment charges related to Sunset Hills and 40 Boulevard were based on the contract sales price less selling costs. The fair value used in determining impairment for Sunset Hills and 40 Boulevard was $18.6 million and $9.9 million, respectively as of December 31, 2016.We considered the Level 3 inputs used in determining the fair value of these real property investments to be significant. As such, these investments fall under the Level 3 category of the fair value hierarchy as defined in ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820"). The key assumption used in determining the fair value of these properties was our expectation of the sales price of the properties. Our expectation of the sales price was developed based on the valuations provided by a third-party broker quote.
During the year ended December 31, 2015, we recorded a $6.5 million impairment charge related to a consolidated office property located in the Chicago, IL market ("Washington Commons"), which we acquired in February 2007 and we held through a joint venture in which we are not the managing partner. We held an 80% ownership interest in Washington Commons. We recorded an impairment charge to reduce the net book value of Washington Commons to our estimate of its fair value less the cost to sell. The impairment charge was based on a reduction of our estimated holding period for Washington Commons, triggering impairment recognition with the related fair value measurement based on our estimate of future cash flows from the operation and disposition of Washington Commons. The fair value used in determining impairment for Washington Commons was $17.0 million as of December 31, 2015. We considered the Level 3 inputs used in determining the fair value of this real property investment to be significant. As such, this investment falls under the Level 3 category of the fair value hierarchy. The key assumption used in determining the fair value of Washington Commons was our expectation of the sales price of the property. Our expectation of the sales price was developed based on the valuation provided by a third-party broker quote.

In addition, during the year ended December 31, 2015, we recorded approximately $1.6 million of impairment charges related to a wholly owned retail property that we acquired in May 2007 in the Pittsburgh, PA market, which was disposed of in May 2015 (“Mt. Nebo”). Accordingly, we recorded an impairment charge to reduce the net book value of Mt. Nebo to our estimate of its fair value less the cost to sell. The fair value measurement was based on the contract sales price less selling costs. The fair value used in determining impairment for Mt. Nebo was $12.5 million as of December 31, 2015. We considered the Level 3 inputs used in determining the fair value of this real property investment to be significant. As such, this investment falls under the Level 3 category of the fair value hierarchy. The key assumption used in determining the fair value of Mt. Nebo was our expectation of the sales price of the property. Our expectation of the sales price was developed based on the valuation provided by a third-party broker quote.

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

Future Minimum Rentals

Future minimum rentals to be received under non-cancelable operating and ground leases in effect as of December 31, 2016, are as follows (amounts in thousands):

For the Year Ended December 31,	Future Minimum Rentals
2017	$144,932
2018	128,008
2019	116,595
2020	85,928
2021	68,617
Thereafter	214,531
Total	$758,611

The table above does not reflect future rental revenues from the potential renewal or replacement of existing and future leases and excludes property operating expense reimbursements and rental revenue beyond a penalty free termination option.

Concentration of Credit Risk

Concentration of credit risk with respect to our sources of revenue exists due to a number of tenants whose rental payments to us make up a relatively high percentage of our rental revenue. Rental revenue from our lease with Charles Schwab & Co., Inc., as master tenant of one of our office properties, represented approximately $25.4 million, or 11.8%, of our total revenue from continuing operations for the year ended December 31, 2016. The following is a summary of amounts related to the top five tenants based on annualized base rent, as of December 31, 2016 (dollar amounts and square feet in thousands):

Tenant	Locations	Industry	Annualized Base Rent (1)	% of Total Annualized Base Rent	Square Feet	% of Total Portfolio Square Feet
Charles Schwab & Co., Inc. (2)	2	Securities, Commodities, Fin. Inv./Rel. Activities	$23,645	13.9%	602	7.4%
Sybase (3)	1	Publishing Information (except Internet)	18,692	11.0%	405	5.0%
Stop & Shop	14	Food and Beverage Stores	14,125	8.3%	853	10.4%
Novo Nordisk	1	Chemical Manufacturing	4,627	2.7%	167	2.0%
Seton Health Care	1	Hospitals	4,339	2.6%	156	1.9%
	19		$65,428	38.5%	2,183	26.7%
_______________________________

(1)	Annualized base rent represents the annualized monthly base rent of executed leases as of December 31, 2016.

(2)
The amount presented for Schwab reflects the total annualized base rent for our two leases in place with Schwab as of December 31, 2016. One of these leases, which expires in September 2017, entails the lease of all 594,000 square feet of our 3 Second Street (formerly known as Harborside) office property and accounts for $23.5 million or 13.8% of our annualized base rent as of December 31, 2016. We do not expect Schwab to renew this lease. Schwab has subleased 100% of 3 Second Street to 27 sub-tenants through September 2017. We have executed leases directly with nine of these subtenants that comprise 352,000 square feet or 59% of 3 Second Street that effectively extend their leases beyond the Schwab lease expiration. These direct leases will expire between September 2020 and September 2032.

(3)	The Sybase lease was terminated on January 31, 2017.

The top two tenants in the table above comprise 24.9% of annualized base rent as of December 31, 2016. However, due to the expiration of the Sybase lease and the near-term expiration of the Schwab lease at 3 Second Street, these two tenants are no longer in the top three tenants based on future minimum rental revenue, together comprising less than 3% of our total future minimum rental revenue as of December 31, 2016. Alternatively, based on future minimum rental revenue as of December 31, 2016, our top five tenants rank as follows: 1) Stop & Shop, 2) Mizuho Bank Ltd., 3) Shaw's Supermarket, 4) Novo Nordisk, and 5) Schwab.

Our properties in New Jersey, Massachusetts, California, and Texas accounted for approximately 20%, 20%, 14%, and 12%, respectively, of our total gross investment in real property portfolio as of December 31, 2016. A deterioration of general economic or other relevant conditions, changes in governmental laws and regulations, acts of nature, demographics or other factors in any of those states or the geographical region in which they are located could result in the loss of a tenant, a decrease in the demand for our properties and a decrease in our revenues from those markets, which in turn may have a disproportionate and material adverse effect on our results of operations and financial condition.

Third Party Purchase Options

"3 Second Street, formerly known as Harborside,” an office property located in Northern New Jersey, was subject to a purchase option held by a third party with an exercise price that we estimated to be approximately $239.4 million and an exercise date in May 2016. On August 5, 2015, we paid the option holder approximately $12.0 million to terminate the option. Such payment is included within capital expenditures in real property in the accompanying consolidated statements of cash flows. As a result, the option is no longer outstanding.

“Colshire,” an office property located in the Washington, DC area, was subject to a purchase option held by the tenant, Northrop Grumman, with an exercise price that we estimated to be approximately $158.4 million and an expiration date in March 2016. The tenant exercised the purchase option during January 2016, triggering a sale of the property to Northrop Grumman in February 2016. See our discussion under "—Dispositions"for information regarding the disposition of this office property during the year ended December 31, 2016.

4.    DEBT-RELATED INVESTMENTS

As of December 31, 2016 and 2015, we had invested in three debt-related investments. The weighted average maturity of our debt-related investments structured as mortgage notes as of December 31, 2016 was 2.2 years, based on our recorded net investments. The following table describes our debt-related income for the years ended December 31, 2016, 2015, and 2014 (dollar amounts in thousands):

	For the Year Ended December 31,			Weighted Average Yield as of December 31, 2016 (1)
Investment Type	2016	2015	2014
Mortgage notes (2)	$943	$5,136	$4,521	6.1%
Mezzanine debt (3)	—	1,786	2,875	N/A
Total	$943	$6,922	$7,396	6.1%
 _______________________________

(1)
Weighted average yield is calculated on an unlevered basis using the amount invested, current interest rates and accretion of premiums or discounts realized upon the initial investment for each investment type as of December 31, 2016. As of December 31, 2016, all of our debt-related investments bear interest at fixed rates.

(2)
None of our debt-related investments structured as mortgage notes were repaid in full during the year ended December 31, 2016. Six and three of our debt-related investments structured as mortgage notes were repaid in full during the years ended December 31, 2015 and 2014, respectively. Amounts recorded include early repayment fees received and accelerated amortization of origination fees offset by accelerated amortization of deferred due diligence costs related to certain of these repayments.

(3)
Our debt-related investment structured as a mezzanine loan was repaid in full during the year ended December 31, 2015. During the year ended December 31, 2015, amounts recorded were offset by accelerated amortization of deferred due diligence costs.

The following table describes our debt-related investment activity for the years ended December 31, 2016 and 2015 (amounts in thousands).

	Year Ended December 31,
	2016	2015
Investment in Debt-Related Investments:
Balance at January 1,	$15,722	$94,951
Investments (1)	—	3,465
Principal repayments	(469)	(82,417)
Amortization of deferred fees, costs, and discounts/premiums	(44)	(277)
Balance at December 31,	$15,209	$15,722
_______________________________

(1)	Investment includes approximately $2 million of accrued interest that was capitalized into the principal balance of our mezzanine debt investment during the year ended December 31, 2015.

Debt-Related Investment and Repayment Activity

As of December 31, 2016, all of our debt-related investments required both interest and principal payments on a monthly basis. We did not have any debt-related investment that was subject to delinquent principal or interest payments. We are the senior lender in all of our debt-related investments with respect to the underlying collateral. The following table summarizes our debt-related investments as of December 31, 2016 (dollar amounts in thousands).

Description	Region	Interest Rate Fixed or Variable	Interest Rate as of December 31, 2016	Maturity Date	Face Amount of Debt (1)	Amount of Debt Related Investments
Mortgage note	Northeast	Fixed	6.2%	11/1/2017	$3,609	$3,622
Mortgage note	Southeast	Fixed	7.0%	3/1/2019	8,483	8,551
Mortgage note	Mountain	Fixed	5.2%	3/1/2021	3,048	3,036
Total/weighted average			6.4%		$15,140	$15,209
_______________________________

(1)	Reflects the principal amount of the debt investment outstanding, which is net of principal repayments.

Impairment

As of December 31, 2016 and December 31, 2015, we did not have any allowance for loan loss. During the year ended December 31, 2016, we did not record any current period provision for loan loss or recoveries of amounts previously charged off. During the year ended December 31, 2015, we determined that an impaired debt-related investment did not have any value and therefore we recorded a direct write-off of the allowance for loan loss of $3 million. We did not have any debt-related investments on non-accrual status as of December 31, 2016 or December 31, 2015. We did not record any interest income related to our impaired debt-related investment during the years ended December 31, 2016, 2015, or 2014.

5.    DEBT OBLIGATIONS

The following table describes our borrowings as of December 31, 2016 and 2015 (dollar amounts in thousands):

	Principal Balance as of December 31,		Weighted Average Interest Rate as of December 31,		Gross Investment Amount Securing Borrowings as of December 31,(1)
	2016	2015	2016	2015	2016	2015
Fixed-rate mortgages (2)	$290,970	$580,959	4.9%	5.6%	$462,954	$1,016,560
Floating-rate mortgages (3)	52,500	7,890	2.3%	3.4%	70,485	16,618
Total mortgage notes	343,470	588,849	4.5%	5.5%	533,439	1,033,178
Line of credit (4)	236,000	167,000	2.3%	1.9%	N/A	N/A
Term loans (5)	475,000	350,000	3.2%	2.6%	N/A	N/A
Total unsecured borrowings	711,000	517,000	2.9%	2.4%	N/A	N/A
Total borrowings	$1,054,470	$1,105,849	3.4%	4.1%	N/A	N/A
Less: net debt issuance costs (6)	(6,295)	(6,317)
Add: mark-to-market adjustment on assumed debt	626	1,304
Less: GAAP principal amortization on restructed debt	—	(3,067)
Total borrowings (net basis)	$1,048,801	$1,097,769
_______________________________

(1)
“Gross Investment Amount” as used here and throughout this document represents the allocated gross basis of real property and debt-related investments, after certain adjustments. Gross Investment Amount for real property (i) excludes the effect of intangible lease liabilities, (ii) excludes accumulated depreciation and amortization, and (iii) includes the impact of impairments.

(2)
Amount as of December 31, 2016 includes a floating-rate mortgage note that was subject to an interest rate spread of 1.60% over one-month LIBOR, which we have effectively fixed using an interest rate swap at 3.051% for the term of the borrowing.

(3)
As of December 31, 2016, our floating-rate mortgage note was subject to an interest rate spread of 1.65% over one-month LIBOR. As of December 31, 2015 our floating-rate mortgage note was subject to an interest rate spread of 3.00% over one-month LIBOR.

(4)
As of December 31, 2016 and 2015, borrowings under our line of credit were subject to interest at a floating rate of 1.55% and 1.40% over one-month LIBOR, respectively. However, as of December 31, 2016, we had effectively fixed the interest rate of approximately $12.1 million of the total of $236.0 million in borrowings using interest rate swaps, resulting in a weighted average interest rate on the total line of credit of 2.28%. As of December 31, 2015, we had effectively fixed the interest rate of approximately $25.4 million of the total of $167.0 million in borrowings using interest rate swaps, resulting in a weighted average interest rate on the total line of credit of 1.88%.

(5)
As of December 31, 2016 and 2015, borrowings under our term loans were subject to interest at weighted average floating rates of 1.60% and 1.52%, respectively, over one-month LIBOR. However, we had effectively fixed the interest rates of the borrowings using interest rate swaps at 3.17% and 2.59% as of December 31, 2016 and 2015, respectively.

(6)	See Note 2 for additional information related to the reclassification of net debt issuance costs in accordance with ASU 2015-03.

As of December 31, 2016, seven mortgage notes were interest-only and four mortgage notes were fully amortizing with outstanding principal balances of approximately $316.3 million and $27.2 million, respectively. None of our mortgage notes are recourse to us.

Revolving Credit Facility and Five-Year Term Loan

Through a syndicate of 14 lenders (the "BofA Lenders") led by Bank of America, N.A., as Administrative Agent ("BofA"), we have a $675 million senior unsecured term loan and revolving line of credit (the “Facility”). The Facility provides us with the ability from time to time to increase the size of the Facility up to a total of $900 million less the amount of any prepayments under the term loan component of the Facility, subject to receipt of lender commitments and other conditions.

The Facility consists of a $400 million revolving credit facility (the “Revolving Credit Facility”) and a $275 million five-year term loan (the “Term Loan”). The Revolving Credit Facility contains a sublimit of $50 million for letters of credit and a sublimit of $50 million for swing line loans. The primary interest rate for the Revolving Credit Facility is based on LIBOR, plus a margin ranging from 1.40% to 2.30%, depending on our consolidated leverage ratio. The maturity date of the Revolving Credit Facility is January 31, 2019 and contains one one-year extension option that we may exercise upon (i) payment of an extension fee equal to 0.15% of the sum of the amount outstanding under the Revolving Credit Facility and the unused portion of the Revolving Credit Facility at the time of the extension, and (ii) compliance with the other conditions set forth in the credit agreement. The primary interest rate within the Term Loan is based on LIBOR, plus a margin ranging from 1.35% to 2.20%, depending on our consolidated leverage ratio. The maturity date of the Term Loan is January 31, 2018 and contains two one-year extension options that we may exercise upon (i) payment of an extension fee equal to 0.125% of the sum of the amount outstanding under the Term Loan at the time of each extension, and (ii) compliance with the other conditions set forth in the credit agreement.

Borrowings under the Facility are available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties. As of December 31, 2016 and 2015, the unused portion of the Facility was approximately $164.0 million and $230.8 million, respectively, and we had full access to the unused portion of the Facility.

Seven-Year Term Loan

Through a syndicate of six lenders led by Wells Fargo Bank, National Association as Administrative Agent and Regions Bank as Syndication Agent, we have a $200 million seven-year term loan credit agreement (the “$200 million Term Loan”) . The primary interest rate within the $200 million Term Loan is based on LIBOR, plus a margin ranging from 1.65% to 2.55%, depending on our consolidated leverage ratio. The maturity date of the $200 million Term Loan is February 27, 2022 with no extension options.

Borrowings under the $200 million Term Loan are available for general business purposes including, but not limited to financing the acquisition of permitted investments, including commercial properties.

As of December 31, 2016, we were in compliance with all our debt covenants.

Mortgage Note Borrowings

During the year ended December 31, 2016, we entered into two mortgage note borrowings. The following table describes the new borrowings in more detail (dollar amounts in thousands):

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

(1)
As of December 31, 2016, the Preston Sherry Plaza term loan was subject to an interest rate spread of 1.60% over one-month LIBOR, which we have effectively fixed using an interest rate swap at 3.051% for the term of the borrowing.

(2)
As of December 31, 2016, the 1300 Connecticut term loan was subject to an interest rate spread of 1.65% over one-month LIBOR. However, we entered into interest rate swaps which will effectively fix the interest rate of the borrowing at 2.852% from July 1, 2018 to July 1, 2021.

Repayment of Mortgage Notes

During the year ended December 31, 2016, we repaid nine mortgage note borrowings in full during the respective free-prepayment periods prior to their scheduled maturities using proceeds from the Facility and the disposition of real properties. The following table describes these repayments in more detail (dollar amounts in thousands):

Debt Obligation	Repayment Date	Balance Repaid/Extinguished	Interest Rate Fixed or Floating	Stated Interest Rate	Contractual Maturity Date	Collateral Type	Collateral Market
1300 Connecticut	1/12/2016	$44,979	Fixed	6.81%	4/10/2016	Office Property	Washington, DC
Washington Commons (1)	2/1/2016	21,300	Fixed	5.94%	2/1/2016	Office Property	Chicago, IL
40 Boulevard (2)	3/1/2016	7,830	Floating	3.44%	3/11/2016	Office Property	Chicago, IL
Jay Street	4/11/2016	23,500	Fixed	6.05%	7/11/2016	Office Property	Silicon Valley, CA
655 Montgomery	4/11/2016	55,683	Fixed	6.01%	6/11/2016	Office Property	San Francisco, CA
Bala Pointe	7/1/2016	24,000	Fixed	5.89%	9/1/2016	Office Property	Philadelphia, PA
Harborside	9/9/2016	104,675	Fixed	5.50%	12/10/2016	Office Property	Northern New Jersey
Bandera Road	12/8/2016	21,500	Fixed	5.46%	2/8/2017	Retail Property	San Antonio, TX
Shiloh	12/8/2016	22,700	Fixed	5.57%	1/8/2017	Industrial Property	Dallas, TX
Total/weighted average borrowings		$326,167		5.82%

(1)
Amount presented includes a $5.1 million contingently payable mortgage note that was not ultimately required to be repaid. As a result of the transaction, we recognized a gain on extinguishment of debt and financing commitments of approximately $5.1 million during the year ended December 31, 2016.

(2)	The mortgage note was subject to an interest rate of 3.0% over one-month LIBOR.

Debt Maturities

The following table reflects our contractual debt maturities as of December 31, 2016, specifically our obligations under our mortgage notes and unsecured borrowings (dollar amounts in thousands):

	As of December 31, 2016
	Mortgage Notes		Unsecured Borrowings		Total
Year Ending December 31,	Number of Borrowings Maturing	Outstanding Principal Balance	Number of Borrowings Maturing	Outstanding Principal Balance (1)	Outstanding Principal Balance
2017	4	$162,460	—	$—	$162,460
2018	—	2,698	1	275,000	277,698
2019	—	3,698	1	236,000	239,698
2020	—	3,860	—	—	3,860
2021	1	12,764	—	—	12,764
2022	1	3,660	1	200,000	203,660
2023	2	77,899	—	—	77,899
2024	—	1,034	—	—	1,034
2025	1	71,094	—	—	71,094
2026	—	1,157	—	—	1,157
Thereafter	2	3,146	—	—	3,146
Total	11	$343,470	3	$711,000	$1,054,470
Less: net debt issuance costs		(1,849)		(4,446)
Add: mark-to-market adjustment on assumed debt		626		—
Total borrowings (net basis)		$342,247		$706,554
_______________________________

(1)
Unsecured borrowings presented include (i) borrowings under the Term Loan of $275.0 million, which were scheduled to mature in 2018, subject to two one-year extension options, (ii) borrowings under the Revolving Credit Facility of $236.0 million, which were scheduled to mature in 2019, subject to a one-year extension option, and (iii) borrowings under the $200 million Term Loan of $200.0 million which are scheduled to mature in 2022 with no extension options.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges under ASC Topic 815 is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the next 12 months, we estimate that approximately

$3.3 million will be reclassified as an increase to interest expense related to active effective hedges of existing floating-rate debt, and we estimate that approximately $2.0 million will be reclassified as an increase to interest expense related to effective forward started interest rate swaps where the hedging instrument has been terminated. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The table below presents a reconciliation of the beginning and ending balances, between December 31, 2015 and December 31, 2016, of our accumulated other comprehensive loss (“OCI”), net of amounts attributable to noncontrolling interests, related to the effective portion of our cash flow hedges as presented on our financial statements, as well as amounts related to our available-for-sale securities (amounts in thousands):

	(Losses) and Gains on Cash Flow Hedges	Unrealized (Losses) and Gains on Available-For-Sale Securities	Accumulated Other Comprehensive Loss
Beginning balance as of December 31, 2015:	$(9,967)	$(1,047)	$(11,014)
Other comprehensive income:
Amount of loss reclassified from OCI into interest expense (effective portion) (net of tax benefit of $0)	4,620	—	4,620
Change in fair value recognized in OCI (effective portion) (net of tax benefit of $0)	(204)	—	(204)
Net current-period other comprehensive income	4,416	—	4,416
Attribution of and other adjustments to OCI attributable to noncontrolling interests	(298)	(9)	(307)
Ending balance as of December 31, 2016:	$(5,849)	$(1,056)	$(6,905)

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

To comply with the provisions of ASC Topic 820, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

The majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with our derivative instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of potential default by us and our counterparties. As of December 31, 2016, we had assessed the significance of the impact of the credit valuation adjustments and had determined that it was not significant to the overall valuation of our derivative instruments. As a result, we have determined that our derivative valuations are classified in Level 2 of the fair value hierarchy.

Designated Derivatives

As of December 31, 2016 and 2015, we had 11 and 12 outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $395.1 million and $375.4 million, respectively. In addition, as of December 31, 2016, we had one interest rate swap with a total notional amount of $52.5 million that will become effective in July 2018 and mature in July 2021, which is designated as a cash flow hedge of interest rate risk. The table below presents the gross fair value of our designated derivative financial instruments as well as their classification on our accompanying consolidated balance sheets as of December 31, 2016 and 2015 (amounts in thousands):

		Fair Value of Asset Derivatives as of			Fair Value of Liability Derivatives as of
	Balance Sheet Location	December 31, 2016	December 31, 2015	Balance Sheet Location	December 31, 2016	December 31, 2015
Interest rate contracts	Other assets, net (1)	$2,135	$197	Other liabilities (1)	$(2,777)	$(3,303)
_______________________________

(1)
Although our derivative contracts are subject to master netting arrangements which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the accompanying consolidated balance sheets. If we did net our derivative fair values on the accompanying consolidated balance sheets, the derivative fair values would be lowered by approximately $157,000 as of December 31, 2015. This would result in net fair values of our asset derivatives of approximately $41,000 and and net fair values of our liability derivatives of approximately $3.1 million as of December 31, 2015. As of December 31, 2016, there would not be an impact if we net our derivative fair values.

Non-Designated Derivatives

Derivatives not designated as hedges are not speculative and are used to hedge our exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. As of December 31, 2016, 2015, and 2014, we did not have any outstanding derivatives that were not designated as hedges.

Effect of Derivative Instruments on the Statements of Comprehensive Income

The table below presents the effect of our derivative financial instruments on our financial statements for the years ended December 31, 2016, 2015, and 2014 (amounts in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Derivatives Designated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts	Interest rate contracts
Amount of (loss) recognized in OCI (effective portion)	$(204)	$(5,797)	$(2,370)
Location of loss reclassified from accumulated OCI into income (effective portion)	Interest expense	Interest expense	Interest expense
Amount of loss reclassified from accumulated OCI into income (effective portion)	$4,620	$4,820	$3,091
Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Interest and other income	Interest and other income	Interest and other income
Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	$—	$3	$(1)

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

As of December 31, 2016, the fair value of derivatives in a net liability position, which included accrued interest but excluded any credit valuation adjustments related to these agreements, was approximately $2.9 million. As of December 31, 2016, we have not posted any collateral related to these agreements. If we had breached any of these provisions at December 31, 2016, we could have been required to settle our obligations under the agreements at their termination value of $2.9 million.

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

The table below presents certain of our assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015, aggregated by the level in the fair value hierarchy within which those measurements fall as defined above (amounts in thousands). The fair value estimates presented herein are based on information available to management as of December 31, 2016 and December 31, 2015. Please see Note 6 for a discussion of our methodology for estimating the fair value of our derivative instruments. These estimates are not necessarily indicative of the amounts we could ultimately realize. There were no changes between fair value hierarchy levels during the years ended December 31, 2016 and 2015.

	Level 1	Level 2	Level 3	Total
As of December 31, 2016:
Assets
Real estate securities	$—	$—	$200	$200
Derivative instruments	—	2,135	—	2,135
Total assets	$—	$2,135	$200	$2,335
Liabilities
Derivative instruments	$—	$(2,777)	$—	$(2,777)
Total liabilities	$—	$(2,777)	$—	$(2,777)
As of December 31, 2015:
Assets
Real estate securities	$—	$—	$200	$200
Derivative instruments	—	197	—	197
Total assets	$—	$197	$200	$397
Liabilities
Derivative instruments	$—	$(3,303)	$—	$(3,303)
Total liabilities	$—	$(3,303)	$—	$(3,303)

We review our fair value hierarchy classifications on a quarterly basis. Transfers into or out of Level 3 are made if the significant inputs used in measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current market environment. When assets and liabilities are transferred between levels, we recognize the transfer at the beginning of the period. There were no transfers into or out of assets having fair value measurements based on significant unobservable inputs (Level 3) between December 31, 2015 and December 31, 2016. Additionally, there was no change in fair value or carrying value for our assets having fair value measurements based on significant unobservable inputs (Level 3) between December 31, 2015 and December 31, 2016.

Nonrecurring Fair Value Measurements

See Note 3 for a discussion of the nonrecurring fair value measurements used in recording impairment charges related to our real estate properties during the years ended December 31, 2016 and 2015.

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

We use the framework established in ASC Topic 820 to measure the fair value of our financial instruments as disclosed in the table below. The fair values estimated below are indicative of certain interest rate and other assumptions as of December 31, 2016 and 2015, and may not take into consideration the effects of subsequent interest rate or other assumption fluctuations, or changes in the values of underlying collateral. The fair values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate their carrying values because of the short-term nature of these instruments.

The following table summarizes the carrying amounts and estimated fair values measured on a nonrecurring basis of our other financial instruments, including instruments classified as held for sale, as of December 31, 2016 and 2015 (amounts in thousands). See Note 7 for a discussion of our assets and liabilities measured at fair value on a recurring basis.

	As of December 31, 2016		As of December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Fixed-rate debt-related investments, net	$15,209	$15,784	$15,722	$16,526
Liabilities:
Fixed-rate mortgage notes carried at amortized cost	$290,329	$291,624	$577,978	$576,432
Floating-rate mortgage notes	51,918	51,942	7,886	7,883
Floating-rate unsecured borrowings	706,554	711,000	511,905	517,000

The methodologies used and key assumptions made to estimate fair values of the financial instruments, other than derivatives disclosed in Note 6, described in the above table are as follows:

Debt-Related Investments—The fair value of our performing debt-related investments are estimated using a discounted cash flow methodology. This method discounts estimated future cash flows using rates management determines best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. Credit spreads and market interest rates used to determine the fair value of these instruments are based on unobservable Level 3 inputs which management has determined to be its best estimate of current market values.

Mortgage Notes and Other Borrowings—The fair value of our mortgage notes and other borrowings are estimated using a discounted cash flow analysis, based on our estimate of market interest rates. Credit spreads relating to the underlying instruments are based on unobservable Level 3 inputs, which we have determined to be our best estimate of current market spreads of similar instruments.

9.    NONCONTROLLING INTERESTS

Our noncontrolling interests consist of two components: (i) OP Units held by third parties and (ii) joint venture partnership interests held by our partners. The following table summarizes changes to noncontrolling interest balances between December 31, 2015 and December 31, 2016 in terms of cumulative contributions, distributions and cumulative allocations of net income (loss) and redemptions and buyouts of the interests (amounts in thousands).

	OP Units	Joint Venture Partner Interests	Noncontrolling Interests
Beginning balance as of December 31, 2015	$94,734	$2,412	$97,146
Comprehensive Income and Loss
Net income (loss)	3,883	1,189	5,072
Unrealized change from cash flow hedging derivatives	307	—	307
Contributions, Distributions and Redemptions
Contributions from noncontrolling interest holders	—	3,225	3,225
Distributions to noncontrolling interest holders	(4,661)	(4,345)	(9,006)
Redemption and buyout of noncontrolling interests, net	(4,996)	—	(4,996)
Ending balance as of December 31, 2016	$89,267	$2,481	$91,748

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

We are the sole general partner of our Operating Partnership and currently own, in our capacity as the general partner, 200 OP Units for which we contributed $2,000. Subsequent to that initial investment, we have contributed 100% of the proceeds received from our offerings of common stock to our Operating Partnership in exchange for OP Units representing our interest as a limited partner of the Operating Partnership. As of December 31, 2016 and 2015, we owned approximately 92.6% and 92.8% of the outstanding limited partnership interests in our Operating Partnership, respectively, and the remaining limited partnership interests in our Operating Partnership were owned by third-party investors.

Our Operating Partnership has classes of OP Units that correspond to our four classes of common stock: Class E OP Units, Class A OP Units, Class W OP Units and Class I OP Units. After a period of one year from the date of issuance, holders of Class E OP Units (other than us) may request the Operating Partnership to redeem their Class E OP Units. We have the option of redeeming the Class E OP Units with cash for an amount based on our NAV per share as of the effective date of the redemption, shares of our common stock on a one-for-one basis, or with a combination of cash and Class E shares of common stock. We did not issue any Class E shares pursuant to this option during 2016 or 2015. During the years ended December 31, 2016 and 2015, we redeemed approximately 760,000 and 360,000 Class E OP Units for approximately $5.6 million and $2.7 million in cash, respectively.

As of December 31, 2016 and 2015, our Operating Partnership had issued and outstanding approximately 12.0 million and 12.8 million Class E OP Units, respectively, to third-party investors in connection with its private placement offerings. Such units had a maximum approximate redemption value of $91.2 million and $95.6 million, as of December 31, 2016 and December 31, 2015, respectively, based on our December 31, 2016 and December 31, 2015 NAV per share, respectively, (unaudited). Furthermore, during the year ended December 31, 2015, we exercised our option to acquire, at fair value, previously sold fractional interests in a retail property in the Jacksonville, FL market for a combination of (i) approximately 1.0 million Class E OP Units issued at a price of $7.18 per OP Unit, representing approximately $7.3 million of the aggregate purchase price and (ii) approximately $783,000 in cash. The result of this activity was a net decrease in our financing obligations of approximately $17.9 million and a net increase in our noncontrolling interests of $16.2 million.

Joint Venture Partner Interests

We consolidate all of our joint ventures in the accompanying financial statements. Our joint venture partners’ interests in our consolidated partnerships are not redeemable. As a result, we classify our joint venture partners’ interests as noncontrolling interests. During the year ended December 31, 2016, we sold two office properties held by one of our joint ventures. As a result, we no longer have any interest in that joint venture.

10.    STOCKHOLDERS' EQUITY

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

On July 12, 2012, the Commission declared effective our Prior Offering, which we terminated on September 15, 2015. On September 16, 2015, the Commission declared effective our Follow-On Offering, which applies to the offer and sale of shares of Class A, Class W, and Class I common stock to the public through a primary offering and a restated distribution reinvestment plan with NAV-based pricing. See Note 1 for additional information regarding the Prior Offering and Follow-On Offering. The following table describes the changes in each class of common shares during each of the years ended December 31, 2016, 2015 and 2014 (shares and dollar amounts in thousands).

	Class E		Class A		Class W		Class I		Total
	Shares	Amount (1)	Shares	Amount (1)	Shares	Amount (1)	Shares	Amount (1)	Shares	Amount (1)
Balances, December 31, 2013	171,254	$1,728,146	217	$1,534	209	$1,437	4,327	$29,507	176,007	$1,760,624
Issuance of common stock:
Shares sold	—	—	955	6,879	900	6,310	9,090	63,705	10,945	76,894
Distribution reinvestment plan	2,830	19,785	15	105	10	74	123	867	2,978	20,831
Stock-based compensation	—	—	—	—	—	—	136	807	136	807
Redemptions of common stock	(11,016)	(77,523)	—	—	(2)	(13)	(648)	(4,566)	(11,666)	(82,102)
Balances, December 31, 2014	163,068	$1,670,408	1,187	$8,518	1,117	$7,808	13,028	$90,320	178,400	$1,777,054
Issuance of common stock:
Shares sold	—	—	511	3,888	693	5,134	10,135	73,982	11,339	83,004
Distribution reinvestment plan	2,447	17,866	28	203	22	158	426	3,119	2,923	21,346
Stock-based compensation	—	—	—	—	—	—	618	1,295	618	1,295
Redemptions of common stock	(28,240)	(206,134)	(23)	(171)	(20)	(148)	(873)	(6,433)	(29,156)	(212,886)
Balances, December 31, 2015	137,275	$1,482,140	1,703	$12,438	1,812	$12,952	23,334	$162,283	164,124	$1,669,813
Issuance of common stock:
Shares sold	—	—	436	3,337	782	5,799	10,960	81,479	12,178	90,615
Distribution reinvestment plan	2,004	14,859	42	311	44	331	684	5,075	2,774	20,576
Stock-based compensation	—	—	—	—	—	—	32	1,415	32	1,415
Redemptions of common stock	(26,954)	(198,810)	(180)	(1,328)	(367)	(2,701)	(971)	(7,203)	(28,472)	(210,042)
Balances, December 31, 2016	112,325	$1,298,189	2,001	$14,758	2,271	$16,381	34,039	$243,049	150,636	$1,572,377
_______________________________

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

Redemptions and Repurchases

During the year ended December 31, 2016, we completed four self-tender offers pursuant to which we accepted for purchase approximately 25.1 million Class E shares, at a weighted average purchase price of $7.37 per share for an aggregate cost of approximately $185.3 million.

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

During the years ended December 31, 2016 and 2015, we redeemed approximately 1.8 million and 8.4 million Class E shares pursuant to our Class E SRP for approximately $13.5 million and $61.7 million, respectively. During the year ended December 31, 2015, our board of directors authorized an additional $28.0 million in addition to the amounts calculated in accordance with our Class E SRP, related to these redemptions.

During the year ended December 31, 2016, we redeemed approximately 1.5 million Class I shares, Class A shares, and Class W shares pursuant to our Class AWI SRP for a total of approximately $11.2 million. During the year ended December 31, 2015, we redeemed approximately 916,000 Class I shares, Class A shares, and Class W shares pursuant to our Class AWI SRP for a total of approximately $6.8 million. During the year ended December 31, 2014, we redeemed approximately 650,000 Class I shares and Class W shares pursuant to our Class AWI SRP for a total of approximately $4.6 million.

Distributions

We accrue distributions on a daily basis and pay distributions on a quarterly basis. Historically, each quarter, our board of directors has authorized the following quarter’s daily distribution accrual. We calculate individual payments of distributions to each stockholder or OP Unit holder based upon daily record dates during each quarter, so that investors are eligible to earn distributions immediately upon purchasing shares of our common stock or upon purchasing OP Units. The following table describes our total distributions declared on our common stock for the years ended December 31, 2016, 2015 and 2014, and the portion of each distribution that was paid in cash and reinvested in shares (dollar amounts in thousands).

	For the Year Ended December 31,
Distributions:	2016	% of Total Distributions	2015	% of Total Distributions	2014	% of Total Distributions
Paid in cash	$36,418	63.8%	$41,723	66.3%	$41,381	66.5%
Reinvested in shares	20,622	36.2%	21,177	33.7%	20,855	33.5%
Total distributions	$57,040	100.0%	$62,900	100.0%	$62,236	100.0%

The following table sets forth the distributions that have been paid and/or authorized as of December 31, 2016, subject to class-specific adjustments.

	Amount Declared per Share/Unit (1)
Quarter	Class E	Class A	Class W	Class I	Weighted Average	Payment Date
2015
1st Quarter 2015	0.0900	0.0705	0.0794	0.0882	0.0897	4/16/2015
2nd Quarter 2015	0.0900	0.0700	0.0791	0.0882	0.0896	7/2/2015
3rd Quarter 2015	0.0900	0.0695	0.0788	0.0881	0.0895	10/16/2015
4th Quarter 2015	0.0900	0.0694	0.0788	0.0881	0.0894	1/19/2016

2016
1st Quarter 2016	0.0900	0.0697	0.0789	0.0882	0.0894	4/18/2016
2nd Quarter 2016	0.0900	0.0699	0.0790	0.0882	0.0893	7/18/2016
3rd Quarter 2016	0.0900	0.0695	0.0788	0.0881	0.0892	10/18/2016
4th Quarter 2016	0.0900	0.0692	0.0787	0.0881	0.0892	1/17/2017

2017
1st Quarter 2017 (2)	0.0900	0.0692	0.0786	0.0881	0.0891	4/17/2017
_______________________________

(1)	Assumes ownership of share or unit for the entire quarter.

(2)	The distribution amount herein for the first quarter of 2017 is estimated based on the NAV per share as of December 31, 2016.

(3)	Expected payment date.

Distribution Tax Characterization

Our distributions to stockholders are characterized for federal income tax purposes as (i) ordinary income, (ii) non-taxable return of capital, or (iii) long-term capital gain. Distributions that exceed our current and accumulated tax earnings and profits constitute a return of capital for tax purposes and reduce the stockholders’ basis in the common shares. To the extent that distributions exceed both current and accumulated earnings and profits and the stockholders’ basis in the common shares, they will generally be treated as a gain or loss upon the sale or exchange of our stockholders’ common shares. For the years ended December 31, 2016, 2015 and 2014, we notified stockholders of the taxability of distributions paid during the preceding year on an annual basis. The following unaudited table summarizes the information reported to investors regarding the taxability of distributions on common shares for the years ended December 31, 2016, 2015 and 2014.

	For the Year Ended December 31,
	2016	2015	2014
Per Common Share	% of Total Distributions	% of Total Distributions	% of Total Distributions
Ordinary income	53.66%	81.01%	63.92%
Non-taxable return of capital	46.34%	18.99%	36.08%
Total	100.00%	100.00%	100.00%

11.    RELATED PARTY TRANSACTIONS

Advisory Agreement

Our day-to-day activities are managed by our Advisor, a related party, under the terms and conditions of the Advisory Agreement. Our Advisor is considered to be a related party as certain indirect owners and employees of our Advisor serve as two of our directors and all of our executive officers. The responsibilities of our Advisor cover all facets of our business, and include the selection and underwriting of our real property and debt-related investments, the negotiations for these investments, the asset management and financing of these investments and the oversight of real property dispositions.

On June 23, 2016, we entered into Tenth Amended and Restated Advisory Agreement (the “Advisory Agreement”) with our Advisor, effective June 30, 2016, which modified the fees and expense reimbursements payable to our Advisor. The Advisory Agreement may be renewed for an unlimited number of successive 1-year terms. The current term of the Advisory Agreement expires on June 30, 2017. Per the Advisory Agreement, in consideration for asset management services performed, we pay our Advisor an advisory fee comprised of two separate components: (1) a fixed amount that accrues daily in an amount equal to 1/365th of 1.15% of (a) the “Aggregate Fund NAV” (i.e. the aggregate net asset value or "NAV" for our Class E shares, Class A shares, Class W shares and Class I shares, along with OP units held by third parties) for such day, and (b) the consideration received by us or our affiliate for selling Interests (defined below) in DST Properties (defined below) to third party investors, net of up-front fees and expense reimbursements payable out of gross sale proceeds from the sale of such Interests, including but not limited to sales commissions, dealer manager fees and non-accountable expense allowances, and (2) a performance component that is based on the annual non-compounded investment return provided to holders of “Fund Interests” (defined as our Class E shares, Class A shares, Class W shares, Class I shares, and OP Units held by third parties) such that our Advisor will receive 25% of the overall return in excess of 6%; provided that in no event may the performance condition exceed 10% of the overall return for such year, and subject to certain other limitations. Additionally, our Advisor has provided us with a waiver of a portion of its fees generally equal to the amount of the performance component that would have been payable with respect to the Class E shares and the Class E OP Units held by third parties until the NAV of such shares or units exceeds $10.00 per share or unit, the benefit of which will be shared among all holders of Fund Interests.

In addition, we will pay our Advisor a fee of 1% of the total consideration we receive upon the sale of real property assets (excluding DST Properties). For these purposes, a “sale” means any transaction or series of transactions whereby we or our Operating Partnership directly or indirectly (including through the sale of any interest in a joint venture or through a sale by a joint venture in which we hold an interest) sells, grants, transfers, conveys, or relinquishes its ownership of any real property or portion thereof, including the lease of any real property consisting of a building only, and including any event with respect to any real property which gives rise to a significant amount of insurance proceeds or condemnation awards.

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

Subject to certain limitations, we will reimburse our Advisor for all of the costs it incurs in connection with the services it provides to us, including, without limitation, our allocable share of the personnel (and related employment) costs and overhead (including but not limited to allocated rent paid to both third parties and an affiliate of the Advisor, equipment, utilities, insurance, travel and entertainment, and other costs) incurred by our Advisor or its affiliates, including, but not limited to, total compensation, benefits and other overhead of all employees involved in the performance of such services.

Public Offering Dealer Manager Agreement

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

On September 16, 2015, we entered into a Second Amended and Restated Dealer Manager Agreement (the “Second Amended Dealer Manager Agreement”) with our Dealer Manager. The Dealer Manager served as dealer manager for the Prior Offering and serves as dealer manager for the Follow-On Offering. The purpose of the Second Amended Dealer Manager Agreement is to engage our Dealer Manager with respect to the Follow-On Offering while still paying dealer manager fees and distribution fees with respect to the Prior Offering. As amended, the Second Amended Dealer Manager Agreement may be made to apply to future offerings by naming them in a schedule to the agreement, with the consent of the Company and our Dealer Manager. Pursuant to the Second Amended Dealer Manager Agreement, we pay (i) selling commissions on Class A shares sold in the primary offering of up to 3.0% of the public offering price per share, (ii) a dealer manager fee which accrues daily in an amount equal to 1/365th of 0.6% of our NAV per share of Class A and Class W shares outstanding and an amount equal to 1/365th of 0.1% of our NAV per share of Class I shares outstanding on such day on a continuous basis, and (iii) a distribution fee which accrues daily in an amount equal to 1/365th of 0.5% of our NAV per Class A share outstanding on such day on a continuous basis. Subject to FINRA limitations on underwriting compensation, we will continue to pay the dealer manager fee and distribution fee until the earlier to occur of the following: (i) a listing of the class of such shares on a national securities exchange or (ii) such shares no longer being outstanding.

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

On September 19, 2016, we notified our Dealer Manager that we would pay a primary dealer fee in the amount of up to 5.0% of the gross proceeds raised from the sale of Class I shares in the primary portion of the Follow-On Offering from September 19, 2016 through November 30, 2016 (the “3Q Managed Offering”), but only with respect to sales made by participating broker-dealers that we specifically approved as being eligible. On June 23, 2016, our board of directors increased the maximum amount of total gross proceeds raised with respect to which the primary dealer fee will apply to $150.0 million. The maximum primary dealer fee we will pay our Dealer Manager is now $7.5 million, although in the future we may provide for additional primary dealer fee payments. Such amount is subject to further increase by our board of directors, in its discretion. During the year ended December 31, 2016, we raised approximately $69.3 million pursuant to the 2Q Managed Offering and the 3Q Managed Offering and incurred primary dealer fees of $3.5 million, of which 347,000 was retained by our Dealer Manager.

We conducted similar "managed offerings" during the years ended December 31, 2015 and 2014. See "— Summary of Fees and Other Amounts" for further information regarding the amount of primary dealer fees paid during during the years ended December 31, 2016, 2015 and 2014.

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

Independent Director RSU Awards

On December 5, 2013, our board of directors approved revised compensation for our independent directors. In connection with the revised compensation plan, at each annual meeting of stockholders the independent directors will automatically, upon election, each receive an annual $10,000 grant of RSUs with respect to Class I shares of our common stock, with the number of RSUs based on the NAV per Class I share as of the end of the day of the annual meeting. Effective June 23, 2016 and June 25, 2015, we granted 4,055 RSUs and 4,116 RSUs to our independent directors, respectively.

Restricted Stock Unit Agreements

Pursuant to the terms of the Advisor RSU Agreements, we have granted our Advisor approximately 842,000 Company RSUs, of which approximately 412,000 Company RSUs remained unvested and unsettled as of December 31, 2016. Each Company RSU will, upon vesting, entitle our Advisor to one Class I share of our common stock. The Company RSUs are subject to specified vesting and settlement provisions and, upon settlement in Class I shares of Company common stock, require offsets of advisory fees and expenses otherwise payable from the Company to our Advisor as described further below based on the NAV per Class I share on the grant date of the applicable Company RSU (the weighted average grant-date NAV per Class I share with respect to the unsettled Company RSUs is $7.18 as of December 31, 2016). As of December 31, 2016, our Advisor had approximately 38,000 shares of Class I common stock issued upon settlement of Company RSUs that remained subject to fee offset. The Advisor is expected to redistribute a significant portion of the Company RSUs and/or shares to senior level employees of our Advisor and its affiliates that provide services to us, although the terms of such redistributions (including the timing, amount and recipients) remain solely in the discretion of our Advisor.

Vesting and Payment Offset

Following specified vesting provisions, an equal percentage of the Company RSUs vest on each of the applicable vesting dates. On each vesting date, an offset amount (each, an “Offset Amount”) is calculated and deducted on a pro rata basis over the next 12 months from the cash payments otherwise due and payable to our Advisor under our then-current Advisory Agreement for any fees or expense reimbursements. The board of directors considers the amount of granted Company RSUs when evaluating the total compensation paid to the Advisor for services provided. Each Offset Amount equals the number of Company RSUs vesting on such date multiplied by the NAV per Class I share publicly disclosed by us (“the “Class I NAV”) as of the end of the grant date (the “Grant Date NAV per Class I Share”). Each Offset Amount is always calculated based on the Grant Date NAV per Class I Share, even beyond the initial Vesting Date. At the end of each 12-month period following each vesting date, if the Offset Amount has not been fully realized by offsets from the cash payments otherwise due and payable to our Advisor under the Advisory Agreement, our Advisor shall promptly pay any shortfall to us.

The chart below shows the Grant Dates, vesting dates, number of unvested shares as of December 31, 2016, and Grant Date NAV per Class I Share (share amounts in thousands).

Award	Grant Date	Vesting Dates	Number of Unvested Shares	Grant Date NAV per Class I Share
Company RSU	4/7/2014	4/14/17	123	$6.96
Company RSU	2/25/2015	4/14/17	30	7.18
Company RSU	2/25/2015	4/13/18	135	7.18
Company RSU	2/4/2016	4/15/19	124	7.41
Total/ weighted average			412	$7.18

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

During the years ended December 31, 2016, 2015 and 2014, we recognized approximately $1.1 million, $1.1 million and $653,000, respectively, as advisory fees expense related to the issuance of approximately 153,000 shares, 153,000 shares and 123,000 shares, respectively, of our Class I common stock, respectively. Amounts reported are based on the NAV per share at the end of each month during the Advisor RSU Agreements. As of December 31, 2016, the total value related to nonvested awards not yet recognized was approximately $3.1 million, which we expect to recognize between 2017 and 2020.

Restricted Stock Grant

Effective February 4, 2016 and February 25, 2015, we granted 49,340 restricted shares and 49,263 restricted shares of Class I common stock, respectively, to certain employees of our Advisor and its affiliates at a price of $7.41 per share and $7.18 per share, respectively, which will vest ratably over four years. During the years ended December 31, 2016, 2015 and 2014, 27,458 shares, 19,848 shares and 11,198 shares, respectively, vested at a weighted average price of $7.39, $7.23 and $6.96, respectively, based on our NAV per share as of the vesting dates. During the years ended December 31, 2016, 2015 and 2014, we recorded approximately $250,000, $188,000 and $125,000 within “general and administrative expenses” in the accompanying consolidated statements of income, respectively. Our restricted stock generally vests ratably over a period of three to four years.

Private Placements of Delaware Statutory Trust Interests

Private Placements

In March 2016, we, through our Operating Partnership, initiated a program to raise capital in private placements exempt from registration under the Securities Act of 1933, as amended (“Private Placements”), through the sale of beneficial interests (“Interests”) in specific Delaware statutory trusts holding real properties, including properties currently indirectly owned by our Operating Partnership (the “DST Program”). From 2006 through 2009, we, through our subsidiaries, conducted similar private placement offerings of fractional interests in which it raised a total of $183.1 million in gross proceeds. These fractional interests were all subsequently acquired by our Operating Partnership in exchange for an aggregate of 17.7 million OP Units. As of December 31, 2016, we had sold approximately $2.5 million in Interests, which we include in "other liabilities" in our accompanying balance sheets.

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

Summary of Fees and Other Amounts

The following table summarizes fees and other amounts earned by our Advisor and its related parties in connection with services performed for us during the years ended December 31, 2016, 2015 and 2014 (amounts in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Advisory fees (1)	$14,857	$17,083	$15,919
Other reimbursements paid to our Advisor (2)	8,368	9,008	8,287
Other reimbursements paid to our Dealer Manager	396	441	591
Advisory fees related to the disposition of real properties	2,140	4,962	2,064
Development management fee (3)	31	88	181
Primary dealer fee (4)	3,465	2,540	2,197
Selling commissions	100	114	187
Dealer manager fees	381	258	121
Distribution fees	70	50	28
Total	$29,808	$34,544	$29,575
_______________________________

(1)
Amounts reported for the years ended December 31, 2016, 2015 and 2014 include approximately $1.1 million, $1.1 million and $653,000 respectively, that we were not obligated to pay in consideration of the issuance of Company RSUs to our Advisor.

(2)
Other reimbursements paid to our Advisor include reimbursements for a portion of compensation costs of employees of our Advisor related to activities for which our Advisor does not otherwise receive a separate fee. We reimbursed our Advisor approximately $6.8 million, $7.3 million and $6.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. These reimbursements include a portion of the compensation costs for certain of our named executives. The balance of such reimbursements are made up primarily of other general overhead and administrative expenses, including, but not limited to, allocated rent paid to both third parties and affiliates of our Advisor, equipment, utilities, insurance, travel and entertainment, and other costs.

(3)	Pursuant to our amended Advisory Agreement effective as of June 23, 2016, our Advisor will no longer receive a development management fee in exchange for providing development management services.

(4)
Amounts reported represent primary dealer fees we paid to our Dealer Manager based on the gross proceeds raised by participating broker-dealers pursuant to certain selected dealer agreements. Of the primary dealer fee earned during the years ended December 31, 2016, 2015 and 2014, our Dealer Manager reallowed approximately $3.1 million, $2.3 million and $2.0 million, respectively, to participating third-party broker-dealers and retained approximately $347,000, $254,000 and $220,000, respectively.

See the accompanying consolidated balance sheets for the amounts we owed to our Advisor and affiliates of our Advisor for such services and reimbursement of certain expenses as of December 31, 2016 and December 31, 2015. Pursuant to the Advisory Agreement, we accrue the advisory fee on a daily basis and pay our Advisor amounts due subsequent to each month-end. In addition, we recorded a liability of approximately $3.9 million for dealer manager and distribution fees that we estimate that we may pay to our Dealer Manager in future periods for shares of our common stock sold in our Follow-On Offering as of December 31, 2016. We anticipate that our Dealer Manager will reallow a significant portion of such fees to third-party broker dealers.

Product Specialists

During the year ended December 31, 2012, our Advisor entered into a product specialist agreement with BCG Advisors LLC (“BCG”), in connection with advisory services related to our investments in real estate securities assets. Pursuant to this agreement, a portion of the asset management fee that our Advisor receives from us related to real estate securities investments is reallowed to BCG in exchange for services provided. Our Advisor incurred approximately $37,000, $24,000, and $35,000 related to services provided by BCG during the years ended December 31, 2016, 2015 and 2014, respectively.

12.    NET INCOME PER COMMON SHARE

Reconciliations of the numerator and denominator used to calculate basic net income per common share to the numerator and denominator used to calculate diluted net income per common share for the years ended December 31, 2016, 2015 and 2014 are described in the following table (amounts in thousands, except per share information):

	For the Year Ended December 31,
	2016	2015	2014
Numerator
Income from continuing operations	$55,048	$131,659	$3,990
Income from continuing operations attributable to noncontrolling interests	(5,072)	(7,404)	(340)
Income from continuing operations attributable to common stockholders	49,976	124,255	3,650
Dilutive noncontrolling interests share of income from continuing operations	3,883	8,632	233
Numerator for diluted earnings per share – adjusted income from continuing operations	$53,859	$132,887	$3,883
Income from discontinued operations	—	—	30,004
Income from discontinued operations attributable to noncontrolling interests	—	—	(4,462)
Income from discontinued operations attributable to common stockholders	—	—	25,542
Dilutive noncontrolling interests share of discontinued operations	—	—	1,915
Numerator for diluted earnings per share – adjusted income from discontinued operations	$—	$—	$27,457
Denominator
Weighted average shares outstanding-basic	159,648	175,938	178,273
Incremental weighted average shares effect of conversion of OP Units	12,398	12,851	12,718
Weighted average shares outstanding-diluted	172,046	188,789	190,991
INCOME PER COMMON SHARE-BASIC AND DILUTED
Net income from continuing operations	$0.31	$0.70	$0.02
Net income from discontinued operations	—	—	0.14
Net income	$0.31	$0.70	$0.16

13.    SEGMENT INFORMATION

We have three reportable operating segments, which include our real property operating sectors (office, industrial, and retail), and we measure our profit and loss of our operating segments based on net operating income (“NOI”). We organize and analyze the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, and investment strategies and objectives. Specifically, the physical characteristics of our buildings, the related operating characteristics, the geographic markets, and the type of tenants are inherently different for each of our segments.

The following table sets forth revenue and NOI of our segments for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands).

	For the Year Ended December 31,
	Revenue			NOI (unaudited)
	2016	2015	2014	2016	2015	2014
Real property (1)
Office	$126,782	$137,204	$139,245	$84,300	$97,441	$104,533
Industrial	6,073	8,672	23,307	4,323	6,755	20,780
Retail	82,372	72,402	61,649	61,017	54,492	47,891
Total	$215,227	$218,278	$224,201	$149,640	$158,688	$173,204
_______________________________

(1)	Excludes results of operations of real properties categorized as discontinued operations.

We consider NOI to be an appropriate supplemental financial performance measure because NOI reflects the specific operating performance of our real properties, and excludes certain items that are not considered to be controllable in connection with the management of each property, such as depreciation and amortization, general and administrative expenses, advisory fees, acquisition-related expenses, interest and other income, interest expense, (gain) loss on extinguishment of debt and financing commitments, gain on the sale of real property, and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance as a whole, since it excludes such items that could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

The following table is a reconciliation of our reported net income attributable to common stockholders to our unaudited NOI for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands).

	For the Year Ended December 31,
	2016	2015	2014
Net income attributable to common stockholders	$49,976	$124,255	$29,192
Debt-related income	(943)	(6,922)	(7,396)
Real estate depreciation and amortization expense	80,105	83,114	88,994
General and administrative expenses	9,450	10,720	11,108
Advisory fees, related party	14,857	17,083	15,919
Acquisition-related expenses	667	2,644	1,205
Impairment of real estate property	2,677	8,124	9,500
Interest and other income	(2,207)	(2,192)	(1,168)
Interest expense	40,782	47,508	61,903
(Gain) loss on extinguishment of debt and financing commitments	(5,136)	1,168	63
Gain on sale of real property	(45,660)	(134,218)	(10,914)
Discontinued operations	—	—	(30,004)
Net income attributable to noncontrolling interests	5,072	7,404	4,802
Net operating income	$149,640	$158,688	$173,204

The following table reflects our total assets by business segment as of December 31, 2016 and December 31, 2015 (amounts in thousands).

	As of December 31,
	2016	2015
Segment assets:
Net investments in real property
Office	$825,961	$1,027,132
Industrial	57,651	61,231
Retail	827,799	785,854
Total segment assets, net	1,711,411	1,874,217

Non-segment assets:
Debt-related investments, net	15,209	15,722
Cash and cash equivalents	13,864	15,769
Other non-segment assets (1)	43,244	55,183
Total assets	$1,783,728	$1,960,891
_______________________________

(1)	Other non-segment assets primarily consist of corporate assets including restricted cash and receivables, including straight-line rent receivable.

14.    INCOME TAXES

We operate in a manner intended to qualify for treatment as a REIT for U.S. federal income tax purposes. As a REIT, we generally will not be subject to federal income taxation at the corporate level to the extent we distribute 100% of our REIT taxable income annually, as defined in the Code, to our stockholders and satisfy other requirements. To continue to qualify as a REIT for federal tax purposes, we must distribute at least 90% of our REIT taxable income annually. No material provisions have been made for federal income taxes in the accompanying financial statements. We had a gross deferred tax asset of approximately $4.4 million as of both December 31, 2016 and 2015, which is offset by a full valuation allowance. The tax years 2013 through 2016 remain open to examination by the major taxing jurisdictions to which we are subject.

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

16.    QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present selected unaudited quarterly financial data for each quarter during the years ended December 31, 2016 and 2015 (amounts in thousands, except per share information). Certain reclassifications have been made to prior period results to conform to the current presentation. Certain totals and subtotals within the following table may not sum due to de minimus rounding adjustments. The following disclosures exclude the results from discontinued operations.

	For the Quarter Ended				For the Year Ended December 31, 2016
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Rental revenue	$55,544	$52,702	$53,258	$53,723	$215,227
Debt-related income	238	237	235	233	943
Total revenue	55,782	52,939	53,493	53,956	216,170
Total operating expenses	(43,177)	(42,313)	(44,567)	(43,286)	(173,343)
Other income (expenses)	35,633	(10,491)	(5,608)	(7,313)	12,221
Net income	48,238	135	3,318	3,357	55,048
Net income attributable to noncontrolling interests	(4,456)	(18)	(353)	(245)	(5,072)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$43,782	$117	$2,965	$3,112	$49,976
NET INCOME PER BASIC AND DILUTED COMMON SHARE	$0.27	$—	$0.02	$0.02	$0.31

	For the Quarter Ended				For the Year Ended December 31, 2015
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Rental revenue	$59,379	$51,075	$52,854	$54,970	$218,278
Debt-related income	3,203	1,584	807	1,328	6,922
Total revenue	62,582	52,659	53,661	56,298	225,200
Total operating expenses	(44,803)	(41,168)	(49,406)	(45,898)	(181,275)
Other income (expenses)	114,422	(11,384)	(5,680)	(9,624)	87,734
Net income (loss)	132,201	107	(1,425)	776	131,659
Net (income) loss attributable to noncontrolling interests	(8,618)	(37)	1,297	(46)	(7,404)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$123,583	$70	$(128)	$730	$124,255
NET INCOME (LOSS) PER BASIC AND DILUTED COMMON SHARE	$0.69	$—	$—	$0.01	$0.70

17.    SUBSEQUENT EVENTS

Mortgage Note Borrowing

On January 10, 2017, (the "Effective Date") we entered into a senior mortgage floating rate non-amortizing loan with New York Life Insurance Company (the "3 Second Street Mortgage Note"). The $146.6 million 3 Second Street Mortgage Note is secured by one office property in our Northern New Jersey market. We received proceeds of $127.0 million on the Effective Date, and we can request the remaining proceeds anytime after the Effective Date but prior to October 10, 2019 as reimbursement for certain approved capital expenditures, tenant improvement costs and leasing commissions. The 3 Second Street Mortgage Note matures in January 2020 and includes two one-year extension options subject to certain provisions. The 3 Second Street Mortgage Note interest rate is based upon LIBOR plus a margin ranging from 2.00% to 2.25%. The 3 Second Street Mortgage Note contains certain restrictions and covenants that are customary for loans of this nature, including certain restrictions regarding change in control of the underlying collateral and/or borrowers.

The 3 Second Street Mortgage Note permits voluntary prepayment of the loan on or after August 10, 2017 subject to (i) payment of applicable LIBOR breakage fees and (ii) payment of the applicable prepayment premium if prepaid on or prior to January 10, 2018, which is between 0.0% and 2.25% of the principal amount prepaid depending on the amount of time that has lapsed between August 10, 2017 and the date of the voluntary prepayment.

On January 9, 2017, pursuant to the 3 Second Street Mortgage Note, we entered into an interest rate protection agreement with a notional amount of $146.6 million and a LIBOR strike rate of 3.0% with the Commonwealth Bank of Australia that expires on January 10, 2019.

The initial proceeds of $127.0 million from the 3 Second Street Mortgage Note will be used (i) to repay the Eastern Retail Portfolio Mortgage Note (as defined below) and (ii) for general corporate purposes.

Repayment of Mortgage Note

On January 10, 2017, we repaid a $110.0 million mortgage note borrowing secured by three retail properties (the "Eastern Retail Portfolio Mortgage Note") in full prior to its scheduled maturity within the open prepayment period using proceeds from the 3 Second Street Mortgage Note. The Eastern Retail Portfolio Mortgage Note had an interest rate of 5.51% and a maturity date of June 11, 2017.

Lease Expiration

On January 31, 2017, the Sybase lease was terminated. The Sybase lease comprised $18.7 million, or 11%, of our total annualized base rent as of December 31, 2016.

For information regarding other financing transactions that occurred subsequent to December 31, 2016, see “Subsequent Events” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Dividend Capital Diversified Property Fund Inc.:
Under date of March 3, 2017, we reported on the consolidated balance sheets of Dividend Capital Diversified Property Fund Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule III - Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of the Company’s management. Our responsibility is to express an opinion on Schedule III based on our audits.
In our opinion, Schedule III - Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/KPMG LLP

Denver, Colorado

March 3, 2017

Dividend Capital Diversified Property Fund Inc.
Schedule III — Real Estate and Accumulated Depreciation
As of December 31, 2016
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount Carried at December 31, 2016
Property	Market	No. of Buildings	Encumbrances (1)	Land	Buildings and Improvements (2)	Total Costs	Cost Capitalized or Adjustments Subsequent to Acquisition (4)	Land	Buildings and Improvements (2)	Total Costs (3, 4)	Accumulated Depreciation (4)	Acquisition Date	Depreciable Life (years)
Office Properties:
Jay Street	Silicon Valley, CA	3	$—	$13,859	$21,974	$35,833	$6,852	$13,859	$28,826	$42,685	$10,779	6/28/2006	1-40
Bala Pointe	Philadelphia, PA	1	—	10,115	27,516	37,631	9,277	10,115	36,793	46,908	13,869	8/28/2006	1-40
1300 Connecticut	Washington, DC	1	52,500	25,177	41,250	66,427	4,058	25,177	45,308	70,485	20,999	3/10/2009	2-40
655 Montgomery	San Francisco, CA	1	—	40,327	73,961	114,288	7,538	32,632	89,194	121,826	17,567	11/7/2013	1-40
1st Avenue Plaza	Denver, CO	2	—	15,713	65,252	80,965	2,195	15,713	67,447	83,160	9,537	8/22/2014	1-40
Rialto	Austin, TX	2	—	5,094	32,652	37,746	692	5,094	33,344	38,438	4,420	1/15/2015	1-40
CityView	Austin, TX	2	—	4,606	65,250	69,856	1,994	4,606	67,244	71,850	6,063	4/24/2015	1-40
Joyce Blvd	Fayetteville, AR	1	—	2,699	8,996	11,695	(1)	2,699	8,995	11,694	3,239	9/28/2007	10-40
Eden Prairie	Minneapolis/St Paul, MN	1	—	3,538	25,865	29,403	112	3,538	25,977	29,515	7,732	10/3/2008	5-40
Austin-Mueller Healthcare	Austin, TX	1	—	2,663	42,315	44,978	5	2,663	42,320	44,983	12,973	12/23/2008	11-40
Campus Road Office Center	Princeton, NJ	1	—	5,302	45,773	51,075	249	5,302	46,022	51,324	13,237	11/3/2009	5-40
Preston Sherry Plaza	Dallas, TX	1	33,000	7,500	22,303	29,803	7,960	7,500	30,263	37,763	11,521	12/16/2009	1-40
Harborside Plaza	Northern New Jersey	1	—	16,800	193,742	210,542	20,487	16,800	214,229	231,029	79,502	6/25/2010	3-40
Sybase Drive	East Bay, CA	1	—	8,400	136,797	145,197	179	8,400	136,976	145,376	64,638	6/25/2010	7-40
Venture Corporate Center	South Florida	3	—	12,047	34,151	46,198	611	12,048	34,761	46,809	4,862	8/6/2015	1-40
Bank of America Tower	South Florida	1	—	5,030	30,917	35,947	(614)	5,030	30,303	35,333	2,278	12/11/2015	1-40
Total Office Properties		23	$85,500	$178,870	$868,714	$1,047,584	$61,594	$171,176	$938,002	$1,109,178	$283,216

				Initial Cost to Company				Gross Amount Carried at December 31, 2016
Property	Market	No. of Buildings	Encumbrances (1)	Land	Buildings and Improvements (2)	Total Costs	Cost Capitalized or Adjustments Subsequent to Acquisition (4)	Land	Buildings and Improvements (2)	Total Costs (3, 4)	Accumulated Depreciation (4)	Acquisition Date	Depreciable Life (years)
Industrial Properties:
Shiloh Road	Dallas, TX	3	$—	$5,162	$30,192	$35,354	$574	$5,165	$30,763	$35,928	$12,174	12/21/2006	6-40
7000 Riverport	Louisville, KY	1	—	1,124	6,821	7,945	1,162	1,124	7,983	9,107	2,853	9/17/2008	1-40
7050 Riverport	Louisville, KY	1	—	672	3,862	4,534	259	672	4,121	4,793	1,718	9/17/2008	5-40
7201 Riverport	Louisville, KY	1	—	1,130	6,614	7,744	716	1,130	7,330	8,460	2,659	9/17/2008	3-40
South Columbia	Central Kentucky	1	—	730	25,092	25,822	5,018	730	30,110	30,840	12,072	6/25/2010	4-40
Total Industrial Properties		7	$—	$8,818	$72,581	$81,399	$7,729	$8,821	$80,307	$89,128	$31,476

				Initial Cost to Company				Gross Amount Carried at December 31, 2016
Property	Market	No. of Buildings	Encumbrances (1)	Land	Buildings and Improvements (2)	Total Costs	Cost Capitalized or Adjustments Subsequent to Acquisition (4)	Land	Buildings and Improvements (2)	Total Costs (3, 4)	Accumulated Depreciation (4)	Acquisition Date	Depreciable Life (years)
Retail Properties:
Bandera Road	San Antonio, TX	1	$—	$8,221	$23,472	$31,693	$379	$8,221	$23,851	$32,072	$8,060	2/1/2007	1-40
Beaver Creek	Raleigh, NC	1	26,200	13,017	31,375	44,392	1,322	13,017	32,697	45,714	10,258	5/11/2007	1-40
Centerton Square	Philadelphia, PA	1	67,800	26,488	76,838	103,326	1,982	26,488	78,820	105,308	26,424	5/11/2007	1-40
CB Square	Jacksonville, FL	1	—	3,768	16,660	20,428	(871)	3,768	15,789	19,557	4,387	6/27/2007	2-40
Braintree	Greater Boston	1	—	9,270	31,266	40,536	878	9,270	32,144	41,414	10,532	8/1/2007	1-40
Holbrook	Greater Boston	1	—	3,828	10,073	13,901	487	3,828	10,560	14,388	4,339	8/1/2007	1-40
Kingston	Greater Boston	1	10,574	8,580	12,494	21,074	2,345	8,580	14,839	23,419	5,180	8/1/2007	1-40
Manomet	Greater Boston	1	—	1,890	6,480	8,370	379	1,890	6,859	8,749	2,420	8/1/2007	2-40
Orleans	Greater Boston	1	—	8,780	23,683	32,463	362	8,780	24,045	32,825	7,735	8/1/2007	1-40
Sandwich	Greater Boston	1	15,825	7,380	25,778	33,158	693	7,380	26,471	33,851	7,941	8/1/2007	1-40
Wareham	Greater Boston	1	24,400	13,130	27,030	40,160	2,205	13,130	29,235	42,365	9,584	8/1/2007	1-40
Abington	Greater Boston	1	—	14,396	594	14,990	—	14,396	594	14,990	594	8/1/2007	—
Hyannis	Greater Boston	1	—	10,405	917	11,322	—	10,405	917	11,322	469	8/1/2007	18-68
Mansfield	Greater Boston	1	—	5,340	16,490	21,830	—	5,340	16,490	21,830	4,764	8/1/2007	16-86
Meriden	Greater Boston	1	—	6,560	22,014	28,574	(1)	6,559	22,014	28,573	6,705	8/1/2007	13-43
Weymouth	Greater Boston	2	16,000	5,170	19,396	24,566	(251)	4,913	19,402	24,315	6,248	8/1/2007	4-40
Whitman 475 Bedford Street	Greater Boston	1	—	3,610	11,682	15,292	—	3,610	11,682	15,292	3,489	8/1/2007	16-56
Brockton Eastway Plaza	Greater Boston	1	—	2,530	2,074	4,604	1,016	2,530	3,090	5,620	1,268	8/1/2007	1-40
Cohasset	Greater Boston	1	—	3,920	7,765	11,685	1,068	3,920	8,833	12,753	2,860	8/1/2007	1-40
Hanover	Greater Boston	1	—	1,490	5,084	6,574	905	1,490	5,989	7,479	1,917	8/1/2007	1-40
Brockton Westgate Plaza	Greater Boston	1	—	3,650	6,507	10,157	273	3,650	6,780	10,430	2,503	8/1/2007	2-40
Harwich	Greater Boston	1	5,035	5,290	8,814	14,104	—	5,290	8,814	14,104	2,521	10/18/2007	21-40

New Bedford	Greater Boston	1	7,221	3,790	11,152	14,942	—	3,790	11,152	14,942	3,054	10/18/2007	22-40
Norwell	Greater Boston	1	4,392	5,850	14,547	20,397	—	5,850	14,547	20,397	4,263	10/18/2007	15-65
Greater DC Retail	Washington, DC	1	70,000	19,779	42,515	62,294	573	19,781	43,086	62,867	15,583	4/6/2009	1-40
Springdale	Greater Boston	1	—	11,866	723	12,589	8	11,866	731	12,597	385	2/18/2011	6-62
Saugus	Greater Boston	1	—	3,783	9,713	13,496	120	3,783	9,833	13,616	4,529	3/17/2011	3-40
Durgin Square	Greater Boston	2	—	7,209	21,055	28,264	1,191	7,209	22,246	29,455	3,604	5/28/2014	1-40
Salt Pond	Greater Boston	2	—	8,759	40,233	48,992	(324)	8,759	39,909	48,668	4,707	11/4/2014	1-40
South Cape	Greater Boston	6	—	9,936	27,552	37,488	(10)	10,307	27,171	37,478	2,928	3/18/2015	1-40
Shenandoah	South Florida	3	10,523	10,501	27,397	37,898	12	10,501	27,409	37,910	2,308	8/6/2015	1-40
Chester Springs	Northern New Jersey	4	—	7,376	51,155	58,531	428	7,376	51,583	58,959	3,879	10/8/2015	1-40
Yale Village	Tulsa, OK	4	—	3,492	30,655	34,147	(109)	3,492	30,546	34,038	1,319	12/9/2015	3-40
Suniland Shopping Center	South Florida	4	—	34,804	33,902	68,706	13	34,804	33,915	68,719	1,462	5/27/2016	1-40
Total Retail Properties		53	$257,970	$293,858	$697,085	$990,943	$15,073	$293,973	$712,043	$1,006,016	$178,219
Grand Total		83	$343,470	$481,546	$1,638,380	$2,119,926	$84,396	$473,970	$1,730,352	$2,204,322	$492,911
_______________________________

(1)	Encumbrances represents mortgage debt principal balances encumbering each property as of December 31, 2016.

(2)	Building and improvements include intangible lease assets.

(3)	As of December 31, 2016, the aggregate cost for federal income tax purposes of investments in real property was approximately $1.7 billion (unaudited).

(4)
Amount is presented net of impairments and other write-offs of tenant-related assets that were recorded at acquisition as part of our purchase price accounting. Such write-offs are the results of lease expirations and terminations.

The following table summarizes activity for real estate and accumulated depreciation for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands).

	For the Year Ended December 31,
	2016	2015	2014
Investments in real estate:
Balance at the beginning of the year	$2,380,174	$2,472,926	$2,570,480
Acquisitions of operating properties	68,706	357,811	158,221
Improvements	30,006	25,557	12,512
Basis of operating properties disposed of	(271,887)	(467,996)	(258,787)
Impairment of real property	(2,677)	(8,124)	(9,500)
Balance at the end of the year (1)	$2,204,322	$2,380,174	$2,472,926
Accumulated depreciation:
Balance at the beginning of the year	$505,957	$523,246	$502,847
Real estate depreciation and amortization expense	80,105	83,114	88,994
Above-market lease assets amortization expenses	5,515	5,216	6,708
Accumulated depreciation and amortization written off (2)	(98,666)	(105,619)	(75,303)
Balance at the end of the year	$492,911	$505,957	$523,246
_______________________________

(1)	Amounts for the year ended December 31, 2014 include approximately $30.1 million of investments in real estate related to properties classified as held for sale.

(2)	Amounts represent accumulated depreciation and amortization written off due to real property dispositions and early lease termination.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2017.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

By:	/S/ JEFFREY L. JOHNSON
Name:	Jeffrey L. Johnson
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 3, 2017.

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