Form 10-Q
period 2017-03-31
Dividend Capital Diversified Property Fund Inc.
filed 2017-05-11
CIK 1327978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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
_______________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 5, 2017, 106,951,946 unclassified shares of common stock (referred to as “Class E” shares), 2,050,452 shares of Class A common stock, 2,512,329 shares of Class W common stock, and 34,470,691 shares of Class I common stock of Dividend Capital Diversified Property Fund Inc., each with a par value $0.01 per share, were outstanding.

Dividend Capital Diversified Property Fund Inc.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2017

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and footnoted information)

໿
໿

	As of
	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Investments in real property	$2,207,409	$2,204,322
Accumulated depreciation and amortization	(511,532)	(492,911)
Total net investments in real property	1,695,877	1,711,411
Debt-related investments, net	15,076	15,209
Total net investments	1,710,953	1,726,620
Cash and cash equivalents	10,894	13,864
Restricted cash	8,765	7,282
Other assets, net	36,947	35,962
Total Assets	$1,767,559	$1,783,728
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses (1)	$30,533	$34,085
Mortgage notes	357,565	342,247
Unsecured borrowings	730,880	706,554
Intangible lease liabilities, net	58,119	59,545
Other liabilities	32,102	33,206
Total Liabilities	1,209,199	1,175,637
Equity:
Stockholders’ equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 145,774,157 and 150,636,393 shares issued and outstanding, as of March 31, 2017 and December 31, 2016, respectively (2)	1,458	1,506
Additional paid-in capital	1,324,200	1,361,638
Distributions in excess of earnings	(851,636)	(839,896)
Accumulated other comprehensive loss	(4,926)	(6,905)
Total stockholders’ equity	469,096	516,343
Noncontrolling interests	89,264	91,748
Total Equity	558,360	608,091
Total Liabilities and Equity	$1,767,559	$1,783,728

(1)
Includes approximately $1.9 million and $3.6 million that we owed to Dividend Capital Total Advisors LLC (our "Advisor") and affiliates of our Advisor for services and reimbursement of certain expenses as of March 31, 2017 and December 31, 2016, respectively.

(2)	See Note 7 for the number of shares outstanding of each class of common stock as of March 31, 2017 and December 31, 2016.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and footnoted information)

	For the Three Months Ended March 31,
	2017	2016
REVENUE:
Rental revenue	$52,508	$55,544
Debt-related income	231	238
Total Revenue	52,739	55,782
EXPENSES:
Rental expense	17,443	16,318
Real estate depreciation and amortization expense	17,936	19,835
General and administrative expenses (1)	2,250	2,621
Advisory fees, related party	3,490	3,765
Acquisition-related expenses	—	51
Impairment of real estate property (2)	—	587
Total Operating Expenses	41,119	43,177
Other Income (Expenses):
Interest and other (expense) income	(109)	58
Interest expense	(9,684)	(10,961)
Gain on extinguishment of debt and financing commitments	—	5,136
Gain on sale of real property (3)	—	41,400
Net Income	1,827	48,238
Net income attributable to noncontrolling interests	(166)	(4,456)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,661	$43,782
NET INCOME PER BASIC AND DILUTED COMMON SHARE	$0.01	$0.27
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	149,891	163,954
Diluted	161,919	176,690
Distributions declared per common share	$0.0891	$0.0894

(1)	Includes approximately $1.7 million and $1.9 million of reimbursable expenses incurred by our Advisor and its affiliates during the three months ended March 31, 2017 and 2016, respectively.

(2)
Includes approximately $79,000 paid to our Advisor for advisory fees associated with the disposition of real properties during the three months ended March 31, 2016. There were no dispositions during the three months ended March 31, 2017.

(3)
Includes approximately $1.8 million paid to our Advisor for advisory fees associated with the disposition of real properties during the three months ended March 31, 2016. There were no dispositions during the three months ended March 31, 2017.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)
໿

	For the Three Months Ended March 31,
	2017	2016
Net Income	$1,827	$48,238
Other Comprehensive Income (Loss):
Change in value of cash flow hedging derivatives	2,089	(9,078)
Comprehensive income	3,916	39,160
Comprehensive income attributable to noncontrolling interests	(276)	(3,793)
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$3,640	$35,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands)
໿

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Balances, December 31, 2016	150,636	$1,506	$1,361,638	$(839,896)	$(6,905)	$91,748	$608,091
Comprehensive income (loss):
Net income	—	—	—	1,661	—	166	1,827
Unrealized change in value of cash flow hedging derivatives	—	—	—	—	1,979	110	2,089
Common stock:
Issuance of common stock, net of offering costs	1,453	15	10,002	—	—	—	10,017
Issuance of common stock, stock-based compensation plans	32	—	245	—	—	—	245
Redemptions of common stock	(6,347)	(63)	(47,749)	—	—	—	(47,812)
Amortization of stock-based compensation	—	—	211	—	—	—	211
Distributions declared on common stock	—	—	—	(13,365)	—	—	(13,365)
Distributions on unvested Advisor RSUs	—	—	—	(36)	—	—	(36)
Noncontrolling interests:
Contributions of noncontrolling interests	—	—	—	—	—	106	106
Distributions declared to noncontrolling interests	—	—	—	—	—	(1,118)	(1,118)
Redemptions of noncontrolling interests	—	—	(147)	—	—	(1,748)	(1,895)
Balances, March 31, 2017	145,774	$1,458	$1,324,200	$(851,636)	$(4,926)	$89,264	$558,360
The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Net income	$1,827	$48,238
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate depreciation and amortization expense	17,936	19,835
Gain on disposition of real property	—	(41,400)
Impairment of real estate property	—	587
Gain on extinguishment of debt and financing commitments	—	(5,136)
Other adjustments to reconcile net income to net cash provided by operating activities	1,839	1,468
Changes in operating assets and liabilities	(4,296)	(8,378)
Net cash provided by operating activities	17,306	15,214
INVESTING ACTIVITIES:
Capital expenditures in real property	(4,227)	(7,258)
Proceeds from disposition of real property	—	175,965
Principal collections on debt-related investments	122	114
Other investing activities	(9)	(351)
Net cash (used in) provided by investing activities	(4,114)	168,470
FINANCING ACTIVITIES:
Mortgage note proceeds	126,907	—
Mortgage note principal repayments	(110,407)	(59,733)
Net proceeds from (repayments of) revolving line of credit borrowings	24,000	(85,000)
Redemption of common shares	(47,752)	(37,144)
Distributions on common stock	(8,706)	(9,786)
Proceeds from sale of common stock	4,721	8,687
Offering costs for issuance of common stock	(1,206)	(970)
Distributions to noncontrolling interest holders	(1,138)	(2,684)
Redemption of OP Unit holder interests	(993)	(1,124)
Other financing activities	(1,588)	(24)
Net cash used in financing activities	(16,162)	(187,778)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,970)	(4,094)
CASH AND CASH EQUIVALENTS, beginning of period	13,864	15,769
CASH AND CASH EQUIVALENTS, end of period	$10,894	$11,675
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$8,821	$10,851
Supplemental Disclosure of Noncash Investing and Financing Activities:
Common stock issued pursuant to the distribution reinvestment plan	$5,138	$5,094
Non-cash disposition of real property *	$—	$7,830

*	Represents the amount of sales proceeds from the disposition of real property that we did not receive or pay in cash, primarily due to the repayment of related borrowings by the purchaser at closing.
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2017
(Unaudited)

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2017
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
We are the sole general partner of our Operating Partnership. In addition, we have contributed 100% of the proceeds received from our offerings of common stock to our Operating Partnership in exchange for partnership units (“OP Units”) representing our interest as a limited partner of our Operating Partnership. Our Operating Partnership qualifies as a variable interest entity for accounting purposes and substantially all of the assets of the Company are held by our Operating Partnership, which, subject to certain Operating Partnership and subsidiary level financing restrictions, can be used to settle its obligations. Creditors of certain liabilities of our Operating Partnership have recourse to the Company. Under our Operating Partnership, we have variable interest entities that are joint ventures in which we have real estate investments. The accompanying condensed consolidated balance sheets included approximately $15.0 million and $48.2 million, after accumulated depreciation and amortization, in net investments in real property in these consolidated variable interest entities as of March 31, 2017 and December 31, 2016, respectively.
As of March 31, 2017 and December 31, 2016, we owned approximately 92.4% and 92.6%, respectively, of the limited partnership interests in our Operating Partnership, and the remaining limited partnership interests in our Operating Partnership were owned by third-party investors. Our Operating Partnership has classes of OP Units that correspond to our four classes of common stock: Class E OP Units, Class A OP Units, Class W OP Units, and Class I OP Units. As of March 31, 2017 and December 31, 2016, our Operating Partnership had issued and outstanding approximately 11.9 million and 12.0 million Class E OP Units held by third party investors, respectively, which represent limited partnership interests issued in connection with its private placement offerings. As of March 31, 2017 and December 31, 2016, such Class E OP Units had a maximum approximate redemption value of $89.7 million and $91.2 million, respectively, based on the most recent selling price of our common stock pursuant to our primary offering.
Our Advisor, a related party, manages our day-to-day activities under the terms and conditions of an advisory agreement (as amended from time to time, the “Advisory Agreement”). Our Advisor and its affiliates receive various forms of compensation, reimbursements and fees for services relating to the investment and management of our real estate assets.
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
On September 16, 2015, the Commission declared effective our Registration Statement on Form S-11 (Registration Number 333-197767) (the “Follow-On Registration Statement”). The Follow-On Registration Statement applies to the Company’s follow-on “best efforts” offering of up to $1,000,000,000 of the Company’s Class A, Class I and Class W shares of common stock, of which $750,000,000 of shares are expected to be offered to the public in a primary offering and $250,000,000 of shares are expected to be offered to stockholders of the Company pursuant to its distribution reinvestment plan (subject to the Company’s right to reallocate such amounts) (the “Follow-On Offering”). As of March 31, 2017, we had raised gross proceeds of approximately $117.6 million from the sale of approximately 15.8 million shares in the Follow-On Offering.

We currently are offering to sell any combination of Class A shares, Class W shares and Class I shares with a dollar value up to the maximum offering amount pursuant to the Follow-On Offering. We also sell shares of our unclassified common stock, which we refer to as “Class E” shares, pursuant to our distribution reinvestment plan offering registered on our Registration Statement on Form S-3 (Registration Number 333-162636). In the event of a liquidation event, our assets, or the proceeds therefrom, will be distributed ratably in proportion to the respective NAV for each class until the NAV for each class has been paid. Other than differing allocable fees and liquidation rights, Class E shares, Class A shares, Class W shares, and Class I shares have identical rights and privileges.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Statements
The accompanying interim condensed consolidated financial statements (herein referred to as “financial statements,” “balance sheets,” “statements of income,” “statements of comprehensive income,” “statement of equity,” or “statements of cash flows”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the Commission's instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, these financial statements do not include all the information and disclosure required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of operating results for a full year. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Commission on March 3, 2017. There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2017 other than the updates described below.
New Accounting Pronouncements
In February 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2017-05, Other Income- Gain and Losses from Derecognition of Nonfinancial Assets (Topic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05"), which clarifies that a financial asset is within the scope of ASU 2017-05 if it is deemed an "in substance nonfinancial asset." Additionally, ASU 2017-05 adds guidance for partial sales of nonfinancial assets. The guidance will be effective for annual reporting periods beginning after December 15, 2017, and will require full or modified retrospective application. Early adoption is permitted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. We plan to adopt ASU 2017-05 at the same time we adopt Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) when the standard becomes effective for us beginning January 1, 2018 and have not determined whether the full or modified retrospective application will be applied. We do not anticipate the adoption will have a significant impact on our financial statements.
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

3. INVESTMENTS IN REAL PROPERTY
Currently, our consolidated investments in real property consist of investments in office, industrial and retail properties. The following tables summarize our consolidated investments in real property as of March 31, 2017 and December 31, 2016 (amounts in thousands):
໿

Real Property	Land	Building and Improvements	Intangible Lease Assets	Total Investment Amount	Intangible Lease Liabilities	Net Investment Amount
As of March 31, 2017:
Office	$171,176	$703,921	$235,961	$1,111,058	$(15,014)	$1,096,044
Industrial	8,821	64,004	16,308	89,133	(343)	88,790
Retail	293,973	600,222	113,023	1,007,218	(75,515)	931,703
Total gross book value	473,970	1,368,147	365,292	2,207,409	(90,872)	2,116,537
Accumulated depreciation/amortization	—	(225,774)	(285,758)	(511,532)	32,753	(478,779)
Total net book value	$473,970	$1,142,373	$79,534	$1,695,877	$(58,119)	$1,637,758
As of December 31, 2016:
Office	$171,176	$701,859	$236,143	$1,109,178	$(15,121)	$1,094,057
Industrial	8,821	63,999	16,308	89,128	(344)	88,784
Retail	293,973	599,020	113,023	1,006,016	(75,515)	930,501
Total gross book value	473,970	1,364,878	365,474	2,204,322	(90,980)	2,113,342
Accumulated depreciation/amortization	—	(215,858)	(277,053)	(492,911)	31,435	(461,476)
Total net book value	$473,970	$1,149,020	$88,421	$1,711,411	$(59,545)	$1,651,866
]]
]]

Dispositions
We had no dispositions during the three months ended March 31, 2017. During the three months ended March 31, 2016, we disposed of the following properties (dollar amounts and square footage in thousands):໿
໿
໿

Property Type	Market	Ownership	Net Rentable Square Feet	Percentage Leased	Disposition Date	Contract Sales Price	Gain on Sale
For the three months ended March 31, 2016
Office	Washington, DC	100%	574	100%	2/18/2016	$158,400	$41,241
Office	Chicago, IL	80%	107	66%	3/1/2016	9,850	—
Office	Chicago, IL	80%	199	81%	3/1/2016	18,000	159
Total/ Weighted Average			880	92%		$186,250	$41,400

Real Property Impairment
During the three months ended March 31, 2017, we did not record an impairment related to our real investment properties.
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

The fair value measurement for the impairment charges related to 40 Boulevard was based on the contract sales price less selling costs. We considered the Level 3 inputs used in determining the fair value of this real property investment to be significant. As such, the investment falls under the Level 3 category of the fair value hierarchy as defined in ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820").
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
Rental Revenue
The following table summarizes the adjustments to rental revenue related to the amortization of above-market lease assets, below-market lease liabilities, and straight-line rental adjustments for the three months ended March 31, 2017 and 2016. In addition, the following table summarizes tenant recovery income received from tenants for real estate taxes, insurance and other property operating expenses and recognized as rental revenue (amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Straight-line rent adjustments	$(117)	$(240)
Above-market lease assets	(866)	(1,267)
Below-market lease liabilities	1,425	1,535
Total increase to rental revenue	$442	$28
Tenant recovery income (1)	$11,053	$10,564

(1)
Tenant recovery income presented in this table excludes real estate taxes that were paid directly by our tenants that are subject to triple net lease contracts. Such payments totaled approximately $560,000 and $1.4 million during the three months ended March 31, 2017 and 2016, respectively.

Concentration of Credit Risk
The following is a summary of amounts related to the top five tenants based on annualized base rent, as of March 31, 2017 (dollar amounts and square feet in thousands)

Tenant	Locations	Industry	Annualized Base Rent (1)	% of Total Annualized Base Rent	Square Feet	% of Total Portfolio Square Feet
Charles Schwab & Co., Inc. (2)	2	Securities, Commodities, Fin. Inv./Rel. Activities	$23,645	15.5%	602	7.6%
Stop & Shop	14	Food and Beverage Stores	14,125	9.2%	853	10.8%
Novo Nordisk	1	Chemical Manufacturing	4,627	3.0%	167	2.1%
Seton Health Care	1	Hospitals	4,339	2.8%	156	2.0%
Shaw's Supermarket	4	Food and Beverage Stores	3,944	2.6%	240	3.0%
	22		$50,680	33.1%	2,018	25.5%

(1)	Annualized base rent represents the annualized monthly base rent of executed leases as of March 31, 2017.
(2) The amount presented for Charles Schwab & Co., Inc. ("Schwab") reflects the total annualized base rent for our two leases in place with Schwab as of March 31, 2017. One of these leases, which expires in September 2017, entails the lease of all 594,000 square feet of our 3 Second Street office property (defined below in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources") and accounts for $23.5 million or 15.3% of our annualized base rent as of March 31, 2017. We do not expect Schwab to renew this lease. Schwab has subleased 100% of 3 Second Street to 25 sub-tenants through September 2017. We have executed leases directly with nine of these subtenants that comprise 353,000 square feet or 60% of 3 Second Street that effectively extend their leases beyond the Schwab lease expiration. These direct leases will expire between September 2020 and September 2032.

The top tenant in the table above comprises 15.5% of annualized base rent as of March 31, 2017. However, due to the near-term expiration of the Schwab lease at 3 Second Street, Schwab is no longer in the top 10 tenants based on future minimum rental revenue, comprising less than 2% of our total future minimum rental revenue as of March 31, 2017.

Alternatively, based on future minimum rental revenue as of March 31, 2017, our top five tenants rank as follows: 1) Stop & Shop, 2) Mizuho Bank Ltd., 3) Shaw's Supermarket, 4) Novo Nordisk, and 5) Alliant Techsystems Inc.
Our properties in New Jersey, Massachusetts, California, and Texas accounted for approximately 20%, 20%, 14%, and 12% respectively, of our total gross investment in real property portfolio as of March 31, 2017. A deterioration of general economic or other relevant conditions, changes in governmental laws and regulations, acts of nature, demographics or other factors in any of those states or the geographical region in which they are located could result in the loss of tenants, a decrease in the demand for our properties and a decrease in our revenues from those markets, which in turn may have a disproportionate and material adverse effect on our results of operations and financial condition.
4. DEBT OBLIGATIONS
The following table describes our borrowings as of March 31, 2017 and December 31, 2016 (dollar amounts in thousands):

	Principal Balance as of		Weighted Average Stated Interest Rate as of		Gross Investment Amount Securing Borrowings as of (1)
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Fixed-rate mortgages (2)	$180,563	$290,970	4.6%	4.9%	$288,395	$462,954
Floating-rate mortgages (3)	179,500	52,500	2.9%	2.3%	301,744	70,485
Total secured borrowings	360,063	343,470	3.8%	4.5%	590,139	533,439
Line of credit (4)	260,000	236,000	2.5%	2.3%	N/A	N/A
Term loans (5)	475,000	475,000	3.2%	3.2%	N/A	N/A
Total unsecured borrowings	735,000	711,000	3.0%	2.9%	N/A	N/A
Total borrowings	$1,095,063	$1,054,470	3.2%	3.4%	N/A	N/A
Less: net debt issuance costs	(7,211)	(6,295)
Add: mark-to-market adjustment on assumed debt	593	626
Total borrowings (net basis)	$1,088,445	$1,048,801

(1)
“Gross Investment Amount” as used here and throughout this document represents the allocated gross basis of real property after certain adjustments. Gross Investment Amount for real property (i) includes the effect of intangible lease liabilities, (ii) excludes accumulated depreciation and amortization, and (iii) includes the impact of impairments.

(2)
Amount as of March 31, 2017 and December 31, 2016 includes a floating-rate mortgage note that was subject to an interest rate spread of 1.60% over one-month LIBOR, which we have effectively fixed using an interest rate swap at 3.051% for the term of the borrowing.

(3)
As of March 31, 2017, our floating rate mortgage notes were subject to a weighted average interest rate spread of 2.07% over one-month LIBOR. As of December 31, 2016, our floating rate mortgage note was subject to an interest rate spread of 1.65% over one-month LIBOR.

(4)
As of March 31, 2017 and December 31, 2016, borrowings under our line of credit were subject to interest at a floating rate of 1.55% over one-month LIBOR. However, as of March 31, 2017, we have effectively fixed the interest rate of approximately $12.0 million of the total of $260.0 million in borrowings using interest rate swaps, resulting in a weighted average interest rate on the total line of credit of 2.51%. As of December 31, 2016, we had effectively fixed the interest rate of approximately $12.1 million of the total of $236.0 million in borrowings using interest rate swaps, resulting in a weighted average interest rate on the total line of credit of 2.28%.

(5)
As of March 31, 2017 and December 31, 2016, borrowings under our term loans were subject to interest at a weighted average floating rate of 1.60% over one-month LIBOR. However, we have effectively fixed the interest rate of approximately $350.0 million in borrowings using interest rate swaps, resulting in a weighted average interest rate on the total term loans of 3.23% and 3.17% as of March 31, 2017 and December 31, 2016, respectively.

Mortgage Notes
As of March 31, 2017, seven mortgage notes were interest-only and four mortgage notes were fully amortizing with outstanding principal balances of approximately $333.3 million and $26.8 million, respectively. None of our mortgage notes are currently recourse to us.
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
Borrowings under the Facility are available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties. As of March 31, 2017 and December 31, 2016, the unused portion of the Facility was approximately $134.5 million and $164.0 million, respectively, and we had full access to the unused portion of the Facility.
Seven-Year Term Loan
Through a syndicate of six lenders led by Wells Fargo Bank, National Association as Administrative Agent and Regions Bank as Syndication Agent, we have a $200 million seven-year term loan credit agreement (the “$200 million Term Loan”). The primary interest rate within the $200 million Term Loan is based on LIBOR, plus a margin ranging from 1.65% to 2.55%, depending on our consolidated leverage ratio. The maturity date of the $200 million Term Loan is February 27, 2022 with no extension options.
Borrowings under the $200 million Term Loan are available for general business purposes including, but not limited to financing the acquisition of permitted investments, including commercial properties.
As of March 31, 2017, we were in compliance with all our debt covenants, including those under the Facility and the $200 million Term Loan.
Mortgage Note Borrowing
During the three months ended March 31, 2017, we entered into one mortgage note borrowing. The following table describes the new borrowing in more detail (dollar amounts in thousands):

Borrowings	Date Borrowed	Principal Balance	Fixed or Floating Interest Rate	Stated Interest Rate	Contractual Maturity Date	Extension Options	Collateral Type	Collateral Market
3 Second Street (1)	1/10/2017	$127,000	Floating	3.13%	1/10/2020	2 one-year extensions	Office Property	Northern New Jersey

(1) On January 10, 2017, we received proceeds of $127.0 million from the $146.6 million 3 Second Street mortgage note, and we can request the remaining proceeds anytime prior to October 10, 2019 as reimbursement for certain approved capital expenditures, tenant improvement costs and leasing commissions. As of March 31, 2017, the term loan was subject to an interest rate spread of 2.25% over one-month LIBOR. As a result of this borrowing, we entered into an interest rate protection agreement ("Interest Rate Cap") with a notional amount of $146.6 million and a LIBOR strike rate of 3.0%. See Note 5 for additional discussion related to the Interest Rate Cap.
Repayment of Mortgage Note
During the three months ended March 31, 2017, we repaid one mortgage note borrowing in full during the respective free-prepayment periods prior to the scheduled maturity using proceeds from the 3 Second Street mortgage note borrowing. The following table describes the repayment in more detail (dollar amounts in thousands):
໿

Debt Obligation	Repayment Date	Balance Repaid/Extinguished	Interest Rate Fixed or Floating	Stated Interest Rate	Contractual Maturity Date	Collateral Type	Collateral Market
Eastern Retail Portfolio	1/10/2017	$110,000	Fixed	5.51%	6/11/2017	Retail Property	Various (1)

(1)	The Eastern Retail Portfolio was collateralized by three retail properties located in Raleigh, NC, Philadelphia, PA and Greater Boston.
໿
໿

The following table reflects our contractual debt maturities as of March 31, 2017, specifically our obligations under our mortgage notes and unsecured borrowings (dollar amounts in thousands):

	As of March 31, 2017
	Mortgage Notes		Unsecured Borrowings		Total
Year Ending December 31,	Number of Borrowings Maturing	Outstanding Principal Balance	Number of Borrowings Maturing	Outstanding Principal Balance	Outstanding Principal Balance
2017	3	$52,053	—	$—	$52,053
2018	—	2,698	1	275,000	277,698
2019	—	3,698	1	260,000	263,698
2020	1	130,860	—	—	130,860
2021	1	12,764	—	—	12,764
2022	1	3,660	1	200,000	203,660
2023	2	77,899	—	—	77,899
2024	—	1,034	—	—	1,034
2025	1	71,094	—	—	71,094
2026	—	1,157	—	—	1,157
2027	—	1,224	—	—	1,224
Thereafter	2	1,922	—	—	1,922
Total	11	$360,063	3	$735,000	$1,095,063
Less: net debt issuance costs		(3,091)		(4,120)
Add: mark-to-market adjustment on assumed debt		593		—
Total borrowings (net basis)		$357,565		$730,880

5. DERIVATIVES AND HEDGING ACTIVITIES
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
The table below presents a reconciliation of the beginning and ending balances, between December 31, 2016 and March 31, 2017, of our accumulated other comprehensive loss (“AOCI”), net of amounts attributable to noncontrolling interests, related to the effective portion of our cash flow hedges as presented on our condensed consolidated financial statements, as well as amounts related to our available-for-sale securities (amounts in thousands):

	(Losses) and Gains on Cash Flow Hedges	Unrealized (Losses) and Gains on Available-For-Sale Securities	Accumulated Other Comprehensive Loss
Beginning balance as of December 31, 2016	$(5,849)	$(1,056)	$(6,905)
Other comprehensive income:
Amount of loss reclassified from AOCI into interest expense (effective portion) (net of tax benefit of $0)	1,493	—	1,493
Change in fair value recognized in AOCI (effective portion) (net of tax benefit of $0)	596	—	596
Net current-period other comprehensive income	2,089	—	2,089
Attribution of and other adjustments to AOCI attributable to noncontrolling interests	(137)	27	(110)
Ending balance as of March 31, 2017	$(3,897)	$(1,029)	$(4,926)
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
The majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with our derivative instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of potential default by us and our counterparties. As of March 31, 2017, we had assessed the significance of the impact of the credit valuation adjustments and had determined that it was not significant to the overall valuation of our derivative instruments. As a result, we have determined that our derivative valuations are classified in Level 2 of the fair value hierarchy.
As of March 31, 2017 and December 31, 2016, we had 11 outstanding interest rate swaps, respectively, that were designated as cash flow hedges of interest rate risk, with a total notional amount of $395.0 million and $395.1 million, respectively. In addition, as of March 31, 2017, we had one interest rate swap with a total notional amount of $52.5 million that will become effective in July 2018 and mature in July 2021, which was designated as a cash flow hedge of interest rate risk.
As of March 31, 2017, we had one outstanding interest rate cap that was not designated as a hedge, with a total notional amount of $146.6 million. Derivatives not designated as hedges are not speculative and are used to hedge our exposure to interest rate movements and other identified risks but do not meet the strict requirements for hedge accounting. In certain instances, including our current derivative not designated for hedge accounting, we elected not to apply hedge accounting.

The table below presents the gross fair value of our designated and non-designated derivative financial instruments as well as their classification on our accompanying condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 (amounts in thousands, except for footnoted information):

		Fair Value of Asset Derivatives as of			Fair Value of Liability Derivatives as of
	Balance Sheet Location	March 31, 2017	December 31, 2016	Balance Sheet Location	March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets, net (1)	$2,572	$2,135	Other liabilities (1)	$(1,579)	$(2,777)
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets, net	$13	$—	Other liabilities	$—	$—
Total derivatives		$2,585	$2,135		$(1,579)	$(2,777)

(1)
Although our derivative contracts are subject to master netting arrangements which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on our accompanying condensed consolidated balance sheets. If we did net our derivative fair values on our accompanying condensed consolidated balance sheets, the derivative fair values would be lowered by approximately $146,000 as of March 31, 2017. This would result in net fair values of our asset derivatives of approximately $2.4 million as of March 31, 2017 and net fair values of our liability derivatives of approximately $1.4 million as of March 31, 2017. As of December 31, 2016, there was not an impact if we netted our derivative fair values.

Effect of Derivative Instruments on the Statements of Comprehensive Income
The table below presents the effect of our derivative financial instruments on our accompanying financial statements for the three months ended March 31, 2017 and 2016 (amounts in thousands):

	For the Three Months Ended March 31,
	2017	2016
Derivatives Designated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts
Amount of gain (loss) recognized in OCI (effective portion)	$596	$(10,195)
Location of loss reclassified from accumulated OCI into income (effective portion)	Interest expense	Interest expense
Amount of loss reclassified from accumulated OCI into income (effective portion)	$1,493	$1,117
Location of loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	Interest and other (expense) income	Interest and other (expense) income
Amount of gain recognized in income (ineffective portion and amount excluded from effectiveness testing)	$47	$—
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
As of March 31, 2017, the fair value of derivatives in a net liability position, which included accrued interest but excluded any credit valuation adjustments related to these agreements, was approximately $1.5 million. As of March 31, 2017, we have not posted any collateral related to these agreements. If we had breached any of these provisions at March 31, 2017, we could have been required to settle our obligations under the agreements at their termination value of $1.5 million.
6. FAIR VALUE OF FINANCIAL INSTRUMENTS
We use the framework established in ASC Topic 820, to measure the fair value of our financial instruments as disclosed in the table below. The fair values estimated below are indicative of certain interest rate and other assumptions as of

March 31, 2017 and December 31, 2016, and may not take into consideration the effects of subsequent interest rate or other assumption fluctuations, or changes in the values of underlying collateral. The fair values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate their carrying values because of the short-term nature of these instruments.
The table below presents the carrying amounts and estimated fair values of our other financial instruments, other than derivatives which are disclosed in Note 5, as of March 31, 2017 and December 31, 2016 (amounts in thousands):
໿

	As of March 31, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Fixed-rate debt-related investments, net	$15,076	$15,673	$15,209	$15,784
Liabilities:
Fixed-rate mortgage notes (1)	$179,950	$182,822	$290,329	$291,624
Floating-rate mortgage notes	177,615	179,292	51,918	51,942
Floating-rate unsecured borrowings	730,880	735,000	706,554	711,000

(1) Amount includes a floating-rate mortgage note of approximately $32.6 million as of March 31, 2017 and $32.5 million as of December 31, 2016 that was subject to an interest rate spread of 1.60% over one-month LIBOR, which we have effectively fixed using an interest rate swap at 3.051% for the term of the borrowing.
The methodologies used and key assumptions made to estimate fair values of the financial instruments, other than derivatives disclosed in Note 5, described in the above table are as follows:
Debt-Related Investments — The fair value of our performing debt-related investments are estimated using a discounted cash flow methodology. This method discounts estimated future cash flows using rates management determines best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. Credit spreads and market interest rates used to determine the fair value of these instruments are based on unobservable Level 3 inputs which management has determined to be its best estimate of current market values.
Mortgage Notes and Other Borrowings — The fair value of our mortgage notes and other borrowings are estimated using a discounted cash flow analysis, based on our estimate of market interest rates. Credit spreads relating to the underlying instruments are based on unobservable Level 3 inputs, which we have determined to be our best estimate of current market spreads of similar instruments.
7. STOCKHOLDERS’ EQUITY
Common Stock
During the three months ended March 31, 2017, we completed a self-tender offer pursuant to which we accepted for purchase approximately 5.7 million unclassified shares of common stock, which we refer to as “Class E” shares, at a weighted average purchase price of $7.51 per share for an aggregate cost of approximately $42.7 million.

The following table describes the changes in each class of common shares during the three months ended March 31, 2017 (shares and dollar amounts in thousands):
໿

	Class E		Class A		Class W		Class I		Total
	Shares	Amount (1)	Shares	Amount (1)	Shares	Amount (1)	Shares	Amount (1)	Shares	Amount (1)
Balances, December 31, 2016	112,325	$1,298,189	2,001	$14,758	2,271	$16,381	34,039	$243,049	150,636	$1,572,377
Issuance of common stock:
Shares sold	—	—	85	665	165	1,250	521	3,931	771	5,846
Distribution reinvestment plan	446	3,361	12	92	15	108	209	1,579	682	5,140
Stock-based compensation	—	—	—	—	—	—	32	456	32	456
Redemptions and repurchases of common stock	(5,934)	(44,575)	(64)	(481)	(36)	(273)	(313)	(2,370)	(6,347)	(47,699)
Balances, March 31, 2017	106,837	$1,256,975	2,034	$15,034	2,415	$17,466	34,488	$246,645	145,774	$1,536,120

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
8. RELATED PARTY TRANSACTIONS
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
On June 23, 2016, we, our Operating Partnership and our Advisor entered into the Tenth Amended and Restated Advisory Agreement with our Advisor, effective June 30, 2016, which modified certain fees and expense reimbursements payable to our Advisor. The Advisory Agreement may be renewed for an unlimited number of successive one-year terms. The current term of the Advisory Agreement expires on June 30, 2017. Per the Advisory Agreement, in consideration for asset management services performed, we pay our Advisor an advisory fee comprised of two separate components: (1) a fixed amount that accrues daily in an amount equal to 1/365th of 1.15% of (a) the “Aggregate Fund NAV” (i.e., the aggregate net asset value or “NAV” of our Class E shares, Class A shares, Class W shares and Class I shares, along with the OP Units held by third parties) for such day and (b) the consideration received by us or our affiliate for selling Interests (defined below) in DST Properties (defined below) to third party investors, net of up-front fees and expense reimbursements payable out of gross sale proceeds from the sale of such Interests, including but not limited to sales commissions, dealer manager fees and non-accountable expense allowances, and (2) a performance component that is based on the annual non-compounded investment return provided to holders of “Fund Interests” (defined as our Class E shares, Class A shares, Class W shares, Class I shares, and OP Units held by third parties) such that our Advisor will receive 25% of the overall return in excess of 6%; provided that in no event may the performance condition exceed 10% of the overall return for such year, and subject to certain other limitations. Additionally, our Advisor will provide us with a waiver of a portion of its fees generally equal to the amount of the performance component that would have been payable with respect to the Class E shares and the Class E OP Units held by third parties until the NAV of such shares or units exceeds $10.00 per share or unit, the benefit of which will be shared among all holders of Fund Interests.
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
Public Offering Dealer Manager Agreement
Dividend Capital Securities LLC (our “Dealer Manager”), a related party, is distributing the shares of our common stock in our public offering on a “best efforts” basis. Our Dealer Manager is a member of the Financial Industry Regulatory Authority, Inc., or FINRA. Our Dealer Manager coordinates our distribution effort and manages our relationships with participating broker-dealers and financial advisors and provides assistance in connection with compliance matters relating to marketing our public offering.
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
Pursuant to the Second Amended Dealer Manager Agreement, we may pay to our Dealer Manager a primary dealer fee in the amount of up to 5.0% of the gross proceeds raised from the sale of Class I shares in the primary offering, provided that (i) the total gross proceeds raised with respect to which the primary dealer fee will apply may not exceed $100,000,000, subject to further increase by our board of directors, in its discretion; (ii) the primary dealer fee will only be paid with respect to sales made by participating broker-dealers specifically approved by us as being eligible; and (iii) the primary dealer fee will only be paid with respect to sales made at times approved by us. The Dealer Manager may reallow a portion of the primary dealer fee to the participating broker-dealers involved in selling such Class I shares based on the portion of the gross proceeds raised from their customers. The Dealer Manager will consider the primary dealer fee to be underwriting compensation subject to certain limits. The primary dealer fee will be paid by us and will not be considered to be a class-specific expense.
On June 23, 2016, our board of directors increased the maximum amount of total gross proceeds raised with respect to which the primary dealer fee will apply to $150 million. Such amount is subject to further increase by our board of directors, in its discretion.

Independent Director RSU Awards
On December 5, 2013, our board of directors approved revised compensation for our independent directors. In connection with the revised compensation plan, at each annual meeting of stockholders the independent directors will automatically, upon election, each receive an annual $10,000 grant of Restricted Stock Units ("RSUs") with respect to Class I shares of our common stock, with the number of RSUs based on the NAV per Class I share as of the end of the day of the annual meeting.
Restricted Stock Unit Agreements
We have entered into Restricted Stock Unit Agreements (the “Advisor RSU Agreements”) with our Advisor. The purposes of our Advisor RSU Agreements are to promote an alignment of interests among our stockholders, our Advisor and the personnel of our Advisor and its affiliates, and to promote retention of the personnel of our Advisor and its affiliates. Each restricted stock unit that we grant pursuant to our Advisor RSU Agreements (the "Company RSUs") will, upon vesting, be settled in one share of our Class I common stock. The Company RSUs are subject to specified vesting and settlement provisions and, upon settlement in Class I shares of Company common stock, require offsets of advisory fees and expenses otherwise payable from the Company to our Advisor as described further below based on the NAV per Class I share on the grant date of the applicable Company RSU. Pursuant to the terms of the Advisor RSU Agreements, we have granted our Advisor approximately 842,000 Company RSUs, of which approximately 412,000 Company RSUs remained unvested and unsettled as of March 31, 2017.
As of March 31, 2017, our Advisor did not have any shares of Class I common stock issued upon settlement of Company RSUs that remained subject to fee offset. The Advisor is expected to redistribute a significant portion of the Company RSUs and/or shares to senior level employees of our Advisor and its affiliates that provide services to us, although the terms of such redistributions (including the timing, amount and recipients) remain solely in the discretion of our Advisor. The weighted average grant-date NAV per Class I share with respect to the unsettled Company RSUs is $7.18 as of March 31, 2017.
Vesting and Payment Offset
Following specified vesting provisions, an equal percentage of the Company RSUs vest on each of the applicable vesting dates. On each vesting date, an offset amount (each, an “Offset Amount”) will be calculated and deducted on a pro rata basis over the next 12 months from the cash payments otherwise due and payable to our Advisor under our then-current Advisory Agreement for any fees or expense reimbursements. Each Offset Amount equals the number of Company RSUs vesting on such date multiplied by the NAV per Class I share publicly disclosed by us (the “Class I NAV”) as of the end of the applicable grant date (the “Grant Date NAV per Class I Share”). Each Offset Amount is always calculated based on the Grant Date NAV per Class I Share, even beyond the initial grant and vesting date. At the end of each 12-month period following each vesting date, if the Offset Amount has not been fully realized by offsets from the cash payments otherwise due and payable to our Advisor under the Advisory Agreement, our Advisor shall promptly pay any shortfall to us.
The chart below shows the grant dates, vesting dates, number of unvested shares as of March 31, 2017, and Grant Date NAV per Class I Share (share amounts in thousands).

Award	Grant Date	Vesting Dates	Number of Unvested Shares	Grant Date NAV per Class I Share
Company RSU	4/7/2014	4/13/2017	123	$6.96
Company RSU	2/25/2015	4/13/2017	30	7.18
Company RSU	2/25/2015	4/13/2018	135	7.18
Company RSU	2/4/2016	4/15/2019	124	7.41
Total/ weighted average			412	$7.18
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
During the three months ended March 31, 2017 and 2016, we recognized approximately $289,000 and $283,000, respectively, as an advisory fee expense related to the issuance of approximately 153,000 shares and 153,000 shares, respectively, of our Class I common stock. Amounts reported are based on the NAV per share at the end of each month during the Advisor RSU Agreements. As of March 31, 2017, the total value related to nonvested awards not yet recognized was approximately $3.1 million, which we expect to recognize between 2017 and 2020.
Restricted Stock Grant
Effective February 2, 2017, we granted 58,059 restricted shares of Class I common stock to certain employees of our Advisor and its affiliates at a price of $7.56 per share, of which 25% vested on the grant date with the remaining 75% vesting ratably over the next three anniversaries of the grant date. During the three months ended March 31, 2017, 32,426 shares of restricted stock vested at a weighted average price of $7.55, based on our NAV per share as of the vesting dates. During the three months ended March 31, 2017, we recorded approximately $160,000 within “general and administrative expenses” in the accompanying condensed consolidated statements of income. Our restricted stock generally vests ratably over a period of three to four years.
Private Placements of Delaware Statutory Trust Interests
Private Placements
In March 2016, we, through our Operating Partnership, initiated a program to raise capital in private placements exempt from registration under the Securities Act of 1933, as amended (“Private Placements”), through the sale of beneficial interests (“Interests”) in specific Delaware statutory trusts holding real properties, including properties currently indirectly owned by our Operating Partnership (the “DST Program”). From 2006 through 2009, we, through our subsidiaries, conducted similar private placement offerings of fractional interests in which it raised a total of $183.1 million in gross proceeds. These fractional interests were all subsequently acquired by our Operating Partnership in exchange for an aggregate of 17.7 million OP Units. As of March 31, 2017, we had sold approximately $4.8 million in Interests, which we include in "other liabilities" in our accompanying condensed consolidated balance sheets.
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

Delaware Statutory Trust Agreement
DCX Manager LLC (the “Manager”), an affiliate of our Advisor, will be engaged to act as the manager of each Delaware statutory trust holding a DST Property. Although the intention is to sell 100% of the interests to third parties, DCX may hold an interest for a period of time and therefore could be subject to the following description of fees and reimbursements paid to the Manager. The Manager will have primary responsibility for performing administrative actions in connection with the trust and any DST Property and has the sole power to determine when it is appropriate for a trust to sell a DST Property. The Manager will be entitled to the following payments from the trust: (i) a management fee equal to a stated percentage (e.g., 1.0%) of the gross rents payable to the trust, with such amount to be set on a deal-by-deal basis, (ii) a disposition fee of 1.0% of the gross sales price of any DST Property sold to a third party, and (iii) reimbursement of certain expenses associated with the establishment, maintenance and operation of the trust and DST Properties. Additionally, the Manager or its affiliate may earn a 1.0% loan fee for any financing arrangement sourced, negotiated and executed in connection with the DST Program. This loan fee is only payable to the Manager by new investors that purchase Interests and therefore is not paid by the Company or its affiliates.
Summary of Fees and Other Amounts
The following table summarizes fees and other amounts earned by our Advisor and its related parties in connection with services performed for us during the three months ended March 31, 2017 and 2016 (amounts in thousands, except footnoted information):

	For the Three Months Ended March 31,
	2017	2016
Advisory fees (1)	$3,490	$3,765
Other reimbursements paid to our Advisor (2)	2,278	2,177
Other reimbursements paid to our Dealer Manager	183	51
Advisory fees related to the disposition of real properties	—	1,807
Development management fee (3)	—	21
Selling commissions	20	50
Dealer manager fees	112	85
Distribution fees	19	17
Total	$6,102	$7,973

(1)
Amounts reported for the three months ended March 31, 2017 and 2016 include approximately $289,000 and $283,000, respectively, that we were not obligated to pay in consideration of the issuance of Company RSUs to our Advisor.

(2) Other reimbursements paid to our Advisor for the three months ended March 31, 2017 and 2016 include approximately $1.9 million and $1.8 million, respectively, to reimburse a portion of the salary, bonus and benefits for employees of our Advisor, including our executive officers, for services provided to us for which our Advisor does not otherwise receive a separate fee. The balance of such reimbursements are made up primarily of other general overhead and administrative expenses, including, but not limited to, allocated rent paid to both third parties and affiliates of our advisor, equipment, utilities, insurance, travel and entertainment, and other costs.

(3)	Pursuant to our amended Advisory Agreement effective as of June 23, 2016, our Advisor will no longer receive a development management fee in exchange for providing development management services.
See the accompanying condensed consolidated balance sheets for the amounts we owed to our Advisor and affiliates of our Advisor for such services and reimbursement of certain expenses as of March 31, 2017 and December 31, 2016. Pursuant to the Advisory Agreement, we accrue the advisory fee on a daily basis and pay our Advisor amounts due subsequent to each month-end. In addition, we recorded a liability of approximately $4.0 million for dealer manager and distribution fees that we estimate that we may pay to our Dealer Manager in future periods for shares of our common stock sold in our Follow-On Offering as of March 31, 2017. We anticipate that our Dealer Manager will reallow a significant portion of such fees to third-party broker dealers.

9. NET INCOME PER COMMON SHARE
Reconciliations of the numerator and denominator used to calculate basic net income per common share to the numerator and denominator used to calculate diluted net income per common share for the three months ended March 31, 2017 and 2016 are described in the following table (amounts in thousands, except per share information):

	For the Three Months Ended March 31,
Numerator	2017	2016
Net income	$1,827	$48,238
Net income attributable to noncontrolling interests	(166)	(4,456)
Net income attributable to common stockholders	1,661	43,782
Dilutive noncontrolling interests share of net income	133	3,401
Numerator for diluted earnings per share – adjusted net income	$1,794	$47,183
Denominator
Weighted average shares outstanding-basic	149,891	163,954
Incremental weighted average shares effect of conversion of OP units	12,028	12,736
Weighted average shares outstanding-diluted	161,919	176,690
INCOME PER COMMON SHARE -BASIC AND DILUTED	$0.01	$0.27
໿

10. SEGMENT INFORMATION
We have three reportable operating segments, which include our three real property operating sectors (office, industrial, and retail), and we measure our profit and loss of our operating segments based on net operating income (“NOI”). We organize and analyze the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, investment strategies and objectives. Specifically, the physical characteristics of our buildings, the related operating characteristics, the geographic markets, and the type of tenants are inherently different for each of our segments. The following tables set forth revenue and the components of NOI of our segments for the three months ended March 31, 2017 and 2016 (amounts in thousands):
໿

	For the Three Months Ended March 31,
	Revenues		NOI
	2017	2016	2017	2016
Office	$29,439	$33,969	$18,298	$23,283
Industrial	1,571	1,711	1,003	1,267
Retail	21,498	19,864	15,764	14,676
Total	$52,508	$55,544	$35,065	$39,226

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

The following table is a reconciliation of our reported net income attributable to common stockholders to our NOI for the three months ended March 31, 2017 and 2016 (amounts in thousands):

	For the Three Months Ended March 31,
	2017	2016
Net income attributable to common stockholders	$1,661	$43,782
Debt-related income	(231)	(238)
Real estate depreciation and amortization expense	17,936	19,835
General and administrative expenses	2,250	2,621
Advisory fees, related party	3,490	3,765
Acquisition-related expenses	—	51
Impairment of real estate property	—	587
Interest and other expense (income)	109	(58)
Interest expense	9,684	10,961
Gain on extinguishment of debt and financing commitments	—	(5,136)
Gain on sale of real property	—	(41,400)
Net income attributable to noncontrolling interests	166	4,456
Net operating income	$35,065	$39,226
The following table reflects our total assets by business segment as of March 31, 2017 and December 31, 2016 (amounts in thousands):

	As of
	March 31, 2017	December 31, 2016
Segment assets:
Office	$816,242	$825,961
Industrial	57,036	57,651
Retail	822,599	827,799
Total segment assets, net	1,695,877	1,711,411

Non-segment assets:
Debt-related investments, net	15,076	15,209
Cash and cash equivalents	10,894	13,864
Other non-segment assets (1)	45,712	43,244
Total assets	$1,767,559	$1,783,728

(1)	Other non-segment assets primarily consist of corporate assets including restricted cash and receivables, including straight-line rent receivable.
໿
11. SUBSEQUENT EVENTS

Departure and Appointment of Certain Officers
On April 11, 2017, the board of directors of the Company appointed Dwight L. Merriman III to serve as Chief Executive Officer, Rajat Dhanda to serve as President and J. Michael Lynch to serve as Managing Director - Office, each appointment effective on April 13, 2017. As a result of Mr. Merriman’s appointment, Jeffrey L. Johnson ceased to serve as Chief Executive Officer of the Company on April 13, 2017. The investment committee of the Advisor, of which Messrs. Merriman and Dhanda are members, will continue to oversee our investment process. John A. Blumberg will continue to chair the investment committee. Richard D. Kincaid will continue to serve as the Chairman of the board of directors of the Company.
For information regarding financing transactions that occurred subsequent to March 31, 2017, see “Subsequent Events” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements may relate to, without limitation, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), other development trends of the real estate industry, business strategies, and the growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors that may cause our results to vary are general economic and business (particularly real estate and capital market) conditions being less favorable than expected, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, availability and creditworthiness of prospective tenants, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, tenants’ ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental, regulatory and/or safety requirements, tenant bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control. For a further discussion of these factors and other risk factors that could lead to actual results materially different from those described in the forward-looking statements, see “Risk Factors” under (i) Item 1A of Part 1 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 3, 2017, available at www.sec.gov, and Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
The primary sources of our revenue and earnings include rent received from customers under operating leases at our properties, including reimbursements from customers for certain operating costs. Our primary expenses include rental expenses, depreciation and amortization expenses, general and administrative expenses, advisory fees and interest expenses.

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
The following table summarizes our investments in real properties, by segment, using our estimated fair value of these investments as of March 31, 2017 (amounts in thousands):
໿

	Geographic Markets	Number of Properties	Net Rentable Square Feet	% Leased (1)	Aggregate Fair Value
Office properties	13	16	3,400	83.1%	$1,186,100
Industrial properties	3	5	1,782	83.8%	81,050
Retail properties	9	34	3,789	94.0%	1,013,300
Real properties	20 (2)	55	8,971	87.8%	$2,280,450

(1)	Percentage leased is based on executed leases as of March 31, 2017.

(2)	The total number of our geographic markets does not equal the sum of the number of geographic markets by segment, as we have more than one segment in certain geographic markets.
We may target investments in four primary property categories of office, industrial, retail and multifamily. Although we may own properties in each of these categories, we are not tied to specific allocation targets and we may not always have significant holdings, or any holdings at all, in each category. For example, we do not currently own multifamily investments, although we intend to consider multifamily investment opportunities in the future. Also, through the disposition of assets, our ownership of industrial assets has declined to less than 5% of our portfolio as of March 31, 2017. From 2013 through the first half of 2016, our investment strategy primarily focused on multi-tenant office and necessity-oriented, multi-tenant retail investments located in what we believe are strong markets poised for long-term growth. Our current investment strategy will continue to focus on these multi-tenant office and necessity-oriented, multi-tenant retail investments. We intend to also incorporate industrial properties into our current investment strategy. We are currently working on selling certain non-strategic office and retail assets. If successful, the disposition of these assets will help us to increase our allocation to industrial real estate assets and our shorter term liquidity. However, there can be no assurance that we will be successful in this investment strategy, including with respect to any particular asset class. To a lesser extent we may invest in other types of real estate including, but not limited to, hospitality, medical offices, student housing and unimproved land. We anticipate that the majority of our real property investments will be made in the United States, although we may also invest in Canada and Mexico, and potentially elsewhere on a limited basis, to the extent that opportunities exist that may help us meet our investment objectives.
Any future and near-term obligations are expected to be funded primarily through the use of cash on hand, cash generated from operations, proceeds from our public offerings and other equity offerings, proceeds from the sale of existing investments, and the issuance and assumption of debt obligations.

•	Cash on hand — As of March 31, 2017, we had approximately $10.9 million of cash and cash equivalents.

•	Cash available under our credit facility — As of March 31, 2017, the unused portion of our line of credit was approximately $134.5 million, all of which was available to us.

•	Cash generated from operations — During the three months ended March 31, 2017, we generated approximately $17.3 million from operations of our real properties and income from debt-related investments.

•
Proceeds from offerings of equity securities — We currently maintain a public offering of our shares of common stock. During the three months ended March 31, 2017, we raised approximately $7.6 million in proceeds from the sale of Class A, W, and I shares in our current follow-on public offering, which commenced on September 16, 2015, including approximately $1.8 million under the distribution reinvestment plan. Additionally, during the three months ended March 31, 2017, we received approximately $3.4 million in proceeds from the distribution reinvestment plan offering of our unclassified shares of common stock, which we refer to as “Class E” shares (the “Class E DRIP Offering”). Additionally, during the three months ended March 31, 2017, we had raised approximately $2.3 million in proceeds from the sale of beneficial interests in specific Delaware statutory trusts holding real properties, which we include in "other liabilities" in our accompanying condensed consolidated balance sheets.

We believe that our existing cash balance, cash generated from operations, proceeds from our public offerings and our ability to sell investments and to issue debt obligations remains adequate to meet our expected capital obligations for the next twelve months.

Significant Transactions During the Three Months Ended March 31, 2017
Financing Activities
Self-Tender Offer
During the three months ended March 31, 2017, we completed a self-tender offer pursuant to which we accepted for purchase approximately 5.7 million unclassified shares of common stock, which we refer to as “Class E” shares, at a weighted average purchase price of $7.51 per share for an aggregate cost of approximately $42.7 million. We funded the purchases with draws on our revolving credit facility.
Repayment of Mortgage Borrowing
During the three months ended March 31, 2017, we repaid one mortgage note borrowing in full with an aggregate balance of approximately $110.0 million at the time of the payoffs and a weighted average interest rate of 5.51%. We funded the repayment with proceeds from our mortgage note borrowing discussed below.  For additional information on this repayment, see Note 4 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.
Mortgage Note Borrowing
During the three months ended March 31, 2017, we received proceeds of approximately $127.0 million from one mortgage note borrowing subject to an interest rate spread of 2.25% over one-month LIBOR. For additional information on this borrowing, see Note 4 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.
Net Asset Value Calculation
Our board of directors, including a majority of our independent directors, has adopted valuation procedures that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV on a daily basis. One fundamental element of the valuation process, the valuation of our real property portfolio, is managed by Altus Group U.S., Inc., an independent valuation firm (“the Independent Valuation Firm”) approved by our board of directors, including a majority of our independent directors. All parties engaged by us in the calculation of our NAV, including the Advisor, are subject to the oversight of our board of directors. As part of this process, our Advisor reviews the estimates of the values of our real property portfolio and real estate-related assets for consistency with our valuation guidelines and the overall reasonableness of the valuation conclusions, and informs our board of directors of its conclusions (as needed, but at least once per year as part of their annual review, described below). Although our Independent Valuation Firm or other pricing sources may consider any comments received from us or our Advisor to their individual valuations, the final estimated values of our real properties or certain other assets and liabilities are determined by the Independent Valuation Firm or other pricing source. Our Independent Valuation Firm is available to meet with our board of directors to review valuation information, as well as our valuation guidelines and the operation and results of the valuation process generally. Our board of directors has the right to engage additional valuation firms and pricing sources to review the valuation process or valuations, if deemed appropriate. Every month our senior management team and our Independent Valuation Firm hold an NAV committee meeting to review the prior month’s adjustments to NAV and discuss any possible changes to the NAV policies and procedures which may be recommended to the board of directors. The information reviewed by this committee is summarized for the audit committee. At least once each calendar year our board of directors, including a majority of our independent directors, reviews the appropriateness of our valuation procedures. With respect to the valuation of our properties, the Independent Valuation Firm provides the board of directors with periodic valuation reports. From time to time our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures if it (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (2) otherwise reasonably believes a change is appropriate for the determination of NAV. We will publicly announce material changes to our valuation procedures or the identity or role of the Independent Valuation Firm.

The following table sets forth the components of NAV for the Company as of March 31, 2017 and December 31, 2016 (amounts in thousands except per share information). As used below, “Fund Interests” means our Class E shares, Class A shares, Class W shares, and Class I shares, along with the OP Units held by third parties, and “Aggregate Fund NAV” means the NAV of all of the Fund Interests.
໿

	As of March 31, 2017	As of December 31, 2016
Office properties	$1,186,100	$1,187,600
Industrial properties	81,050	81,750
Retail properties	1,013,300	1,012,850
Real properties	$2,280,450	$2,282,200
Debt-related investments	15,076	15,209
Total Investments	$2,295,526	$2,297,409
Cash and other assets, net of other liabilities	(13,843)	(10,051)
Debt obligations	(1,095,063)	(1,054,470)
Outside investors' interests	(2,599)	(3,588)
Aggregate Fund NAV	$1,184,021	$1,229,300
Total Fund Interests outstanding	157,409	162,396
NAV per Fund Interest	$7.52	$7.57
When the fair value of our real estate assets is calculated for the purposes of determining our NAV per share, the calculation is done using the fair value methodologies detailed within the Financial Accounting Standards Board ("FASB") Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). However, our valuation procedures and our NAV are not subject to accounting principles generally accepted in the United States (“GAAP”) and will not be subject to independent audit. In the determination of our NAV, the value of certain of our assets and liabilities are generally determined based on their carrying amounts under GAAP; however, those principles are generally based upon historic cost and therefore may not be determined in accordance with ASC Topic 820. Readers should refer to our financial statements for our net book value determined in accordance with GAAP from which one can derive our net book value per share by dividing our stockholders’ equity by shares of our common stock outstanding as of the date of measurement.
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
Under GAAP, we record liabilities for dealer manager and distribution fees that we (i) currently owe our dealer manager under the terms of our dealer manager agreement and (ii) for an estimate that we may pay to our Dealer Manager in future periods for shares of our common stock sold pursuant to the prior offering, which commenced on July 12, 2012 and terminated on September 15, 2015, and the current follow-on offering, which commenced on September 16, 2015. As of March 31, 2017, we recorded a total liability for dealer manager and distribution fees of approximately $4.0 million, comprised of a $45,000 current payable to our dealer manager and a $4.0 million estimated liability for dealer manager and distributions fees that we may pay to our dealer manager in future periods. We do not deduct the $4.0 million liability for estimated future dealer manager and distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time should not include consideration of any estimated future dealer manager and distribution fees that may become payable after such date.
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
The March 31, 2017 valuation for our real properties was provided by the Independent Valuation Firm in accordance with our valuation procedures and determined starting with the appraised value. The aggregate real property valuation of $2.28 billion compares to a GAAP basis of real properties (before accumulated amortization and depreciation and the impact of intangible lease liabilities) of $2.12 billion, representing an increase of approximately $163.9 million or 7.7%. Certain key assumptions that were used by our Independent Valuation Firm in the discounted cash flow analysis are set forth in the following table based on weighted averages by property type.
໿

	Office	Industrial	Retail	Weighted Average Basis
Exit capitalization rate	6.63%	7.68%	6.43%	6.58%
Discount rate / internal rate of return ("IRR")	7.32%	8.30%	6.95%	7.19%
Annual market rent growth rate	3.21%	2.98%	2.91%	3.06%
Average holding period (years)	10.3	10.7	10.1	10.2
A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, an increase in the weighted-average annual discount rate/IRR and the exit capitalization rate of 0.25% would reduce the value of our real properties by approximately 1.95% and 2.28%, respectively.

The following table sets forth the quarterly changes to the components of NAV for the Company and the reconciliation of NAV changes for each class of shares (amounts in thousands, except per share information):

	Total	Class E Common Stock	Class A Common Stock	Class W Common Stock	Class I Common Stock	Class E OP Units
NAV as of December 31, 2016	$1,229,300	$850,278	$15,142	$17,194	$255,489	$91,197
Fund level changes to NAV
Realized/unrealized losses on net assets	(9,067)	(6,201)	(115)	(134)	(1,931)	(686)
Income accrual	19,564	13,498	242	284	4,088	1,452
Dividend accrual	(14,448)	(10,050)	(140)	(186)	(2,989)	(1,083)
Advisory fee	(3,468)	(2,393)	(43)	(50)	(725)	(257)
Performance based fee	(1)	(1)	—	—	—	—
Class specific changes to NAV
Dealer Manager fee	(112)	—	(23)	(26)	(63)	—
Distribution fee	(19)	—	(19)	—	—	—
NAV as of March 31, 2017 before share/unit sale/redemption activity	$1,221,749	$845,131	$15,044	$17,082	$253,869	$90,623
Dollar/unit sale/redemption activity
Amount sold	11,210	3,361	737	1,357	5,755	—
Amount redeemed	(48,938)	(44,874)	(481)	(273)	(2,374)	(936)
NAV as of March 31, 2017	$1,184,021	$803,618	$15,300	$18,166	$257,250	$89,687
Shares/units outstanding as of December 31, 2016	162,396	112,325	2,001	2,271	33,751	12,048
Shares/units sold	1,484	446	97	180	762	(1)
Shares/units redeemed	(6,471)	(5,934)	(64)	(36)	(313)	(124)
Shares/units outstanding as of March 31, 2017	157,409	106,837	2,034	2,415	34,200	11,923
NAV per share/unit as of December 31, 2016		$7.57	$7.57	$7.57	$7.57	$7.57
Change in NAV per share/unit		(0.05)	(0.05)	(0.05)	(0.05)	(0.05)
NAV per share/unit as of March 31, 2017		$7.52	$7.52	$7.52	$7.52	$7.52
Our Operating Results
Set forth below is a discussion of our operating results, followed by a discussion of FFO (as defined below), which we consider to be a meaningful supplemental measure of our operating performance. We also use net operating income ("NOI") as a supplemental financial performance measure because NOI reflects the specific operating performance of our real properties and debt-related investments and excludes certain items that are not considered to be controllable in connection with the management of each property, such as other-than-temporary impairment, losses related to provisions for losses on debt-related investments, gains or losses on derivatives, acquisition-related expenses, gains or losses on extinguishment of debt and financing commitments, interest income, depreciation and amortization, general and administrative expenses, advisory fees, interest expense and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our operating financial performance as a whole, since it does exclude such items that could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. We present NOI in the tables below, and include a reconciliation to net income, as defined by GAAP, in Note 10 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.
Net Income Attributable to Common Stockholders
Our net income attributable to common stockholders decreased to approximately $1.7 million for the three months ended March 31, 2017 from approximately $43.8 million for the three months ended March 31, 2016. The decrease was primarily a result of (i) a decrease in gain on sale of real property and a decrease in gain on extinguishment of debt and financing, largely driven by the disposition of three office properties during the three months ended March 31, 2016 and (ii) a decrease in real property NOI from continuing operations primarily as a result of the expiration of our lease with Sybase Inc. ("Sybase") in January 2017 and 2016 real estate property disposition activity, partially offset by (a) a decrease in interest expense and (b) and no impairments of real estate property during the three months ended March 31, 2017.
The following series of tables and discussions describe in more detail our results of operations, including those items specifically mentioned above, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Three-Months Comparison
Our results of rental activities are presented in two groups: (i) all operating properties that we acquired prior to January 1, 2016 and owned through March 31, 2017 (the “Same Store Portfolio”), providing meaningful comparisons for the three months ended March 31, 2017 and the three months ended March 31, 2016, and (ii) all other operating properties, which were acquired or disposed during the same period (the “Non-Same Store Portfolio”). The Same Store Portfolio includes 54 properties, comprising approximately 8.9 million square feet or 99.1% of our total portfolio when measured by square feet.
The following table illustrates the changes in rental revenues, rental expenses, and net operating income for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 (dollar amounts in thousands, except footnoted information).

	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
Revenue
Base rental revenue - Same Store Portfolio (1)	$38,997	$41,158	$(2,161)	-5%
Average % leased	89.5%	92.6%	(3.1)%	-3%
Other rental revenue - Same Store Portfolio (2)	12,145	10,911	1,234	11%
Total rental revenue - Same Store Portfolio	51,142	52,069	(927)	-2%
Rental revenue - Non-Same Store Portfolio	1,366	3,475	(2,109)	-61%
Total rental revenue	$52,508	$55,544	$(3,036)	-5%
Rental Expenses
Same Store Portfolio	$16,903	$15,486	$1,417	9%
Non-Same Store Portfolio	540	832	(292)	-35%
Total rental expenses	$17,443	$16,318	$1,125	7%
Net Operating Income
Real property - Same Store Portfolio (2)	$34,239	$36,583	$(2,344)	-6%
Real property - Non-Same Store Portfolio	826	2,643	(1,817)	-69%
Total net operating income (3)	$35,065	$39,226	$(4,161)	-11%

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

(2)
Our same store NOI includes certain non-cash GAAP adjustments for rental revenue for straight line rent and amortization of above market lease assets and below market lease liabilities that caused a increase to GAAP NOI of approximately $358,000 and $137,000 for the three months ended March 31, 2017 and 2016, respectively.

(3)
For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “Our Operating Results” above. See also Note 10 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Net Operating Income
Base Rental Revenue - Same Store
The table below presents the factors contributing to the decrease in our same store base rental revenue for the three months ended March 31, 2017 and 2016 (dollar amounts other than annualized base rent per square foot in thousands):
໿

Same Store Portfolio	Base Rent for the Three Months Ended March 31,			Average % Leased for the Three Months Ended March 31,		Annualized Base Rent per Square Foot for the Three Months Ended March 31 (1),
	2017	2016	$ Change	2017	2016	2017	2016
Office	$22,750	$24,974	$(2,224)	89.2%	95.9%	$30.00	$30.63
Industrial	1,259	1,303	(44)	80.8%	83.8%	3.50	3.49
Retail	14,988	14,881	107	93.9%	93.9%	17.22	17.10
Total base rental revenue - same store	$38,997	$41,158	$(2,161)	89.5%	92.6%	$19.61	$19.99

(1)	Represents contractual base rent and does not include the impact of tenant concessions, such as free rent and tenant reimbursements.

Base rental revenue in our same store portfolio decreased for the three months ended March 31, 2017, compared to the same period in 2016, primarily due to a decrease in our office portfolio as a result of the Sybase lease expiration in January 2017. Excluding the impact of the Sybase lease expiration, base rental revenue in our Same Store Portfolio increased approximately $1.0 million to $37.4 million for the three months ended March 31, 2017 from approximately $36.4 million for the same period in 2016 primarily due to (i) an increase in annualized base rent per square foot in our office portfolio for the three months ended March 31, 2017, resulting from scheduled rent escalations for existing leases and improving rental rates for new and renewal leases, and (ii) an increase in average percentage leased across our same store portfolio for the three months ended March 31, 2017, compared to the same period in 2016.
Other Rental Revenue - Same Store
Same store other rental revenue increased for the three months ended March 31, 2017, compared to the same period in 2016, primarily due to a decrease in unfavorable straight-line and above-market rent adjustments resulting from the Sybase lease expiration in January 2017. Excluding the impact of the Sybase lease expiration, other rental revenue in our Same Store Portfolio increased approximately $91,000 to $12.1 million for the three months ended March 31, 2017 from approximately $12.0 million for the same period in 2016.
Rental Expenses - Same Store
The table below presents the amounts recorded and changes in rental expense of our Same Store Portfolio for the three months ended March 31, 2017 and 2016 (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
Real estate taxes	$6,771	$6,065	$706	11.6%
Repairs and maintenance	5,054	4,434	620	14.0%
Utilities	1,917	2,100	(183)	-8.7%
Property management fees	1,225	1,185	40	3.4%
Insurance	365	328	37	11.3%
Other	1,571	1,374	197	14.3%
Total same store rental expense	$16,903	$15,486	$1,417	9.2%
The increase in real estate taxes of the Same Store Portfolio for the three months ended March 31, 2017, compared to the same period in 2016, is primarily attributable to (i) an increase in property values and (ii) certain real estate taxes are no longer tenant paid as a result of the Sybase lease expiration in January 2017. The increase in repairs and maintenance expenses of the Same Store Portfolio for the three months ended March 31, 2017, compared to the same period in 2016, is primarily attributable to (i) an increase in seasonal snow removal expenses at our Greater Boston properties and (ii) an increase in painting projects during the three months ended March 31, 2017 compared to the same period in 2016.
Real Property – Non-Same Store Portfolio
The decrease in rental revenue and NOI in our Non-Same Store Portfolio resulted from our disposition of seven real properties during 2016 partially offset by the acquisition of one real property during 2016.
Other Operating Expenses
Real Estate Depreciation and Amortization Expense
Depreciation and amortization expense decreased for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to (i) the write-off of certain intangible lease assets as a result of lease terminations and (ii) certain intangible lease assets from recent acquisitions becoming fully amortized in the second half of 2016.
General and Administrative Expenses
General and administrative expenses decreased by approximately $0.4 million, or 14%, for the three months ended March 31, 2017 compared to the same period in 2016, primarily due to a decrease in reimbursements paid to our Advisor for salaries and overhead allocated to us due to no acquisition activity during the three months ended March 31, 2017.

Advisory Fees
The decrease in advisory fees primarily resulted from the common stock redemptions pursuant to our self-tender offerings in 2016 and 2017. See Note 8 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of all fees and reimbursements that we paid to our Advisor during the three months ended March 31, 2017 and 2016.
Impairment of Real Estate Property
We recorded $587,000 in impairment charges during the three months ended March 31, 2016, primarily due to (i) the net book value of certain properties exceeding the contract sales price less cost prior to disposition and (ii) additional capital expenditures and transaction costs incurred prior to the disposition. We did not record an impairment related to our real investment properties during the three months ended March 31, 2017. See Note 3 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of impairment charges recorded during the three months ended March 31, 2016.
Other Income (Expenses)
Interest Expense
Interest expense decreased for the three months ended March 31, 2017, compared to the same period in 2016, primarily due to a decrease of the weighted average interest rate to 3.2% as of March 31, 2017 from 4.2% as of March 31, 2016. The following table further describes our interest expense by debt obligation, and includes amortization of deferred financing costs, amortization related to our derivatives, and amortization of discounts and premiums for the three months ended March 31, 2017 and 2016 (amounts in thousands):

	For the Three Months Ended March 31,
Debt Obligation	2017	2016
Mortgage notes	$3,627	$6,846
Unsecured borrowings	6,021	4,115
Financing obligations	36	—
Total interest expense	$9,684	$10,961
Gain on Extinguishment of Debt and Financing Commitments
During the three months ended March 31, 2016, we had a gain of approximately $5.1 million on extinguishment of debt and financing commitments. The gain in 2016 resulted from the extinguishment of a $5.1 million contingently payable mortgage note that was not ultimately required to be repaid. There was no comparable transaction in 2017.
Gain on Sale of Real Property
During the three months ended March 31, 2016, we had a gain of approximately $41.4 million related to disposition of three office properties, however, we did not dispose of any properties during the three months ended March 31, 2017. For a detailed discussion of the real properties we disposed of during the three months ended March 31, 2016, see Note 3 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.
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

The following table presents a reconciliation of FFO to net income for the three months ended March 31, 2017 and 2016 (amounts in thousands, except per share information):

	For the Three Months Ended March 31,
	2017	2016
Reconciliation of net earnings to FFO:
Net income attributable to common stockholders	$1,661	$43,782
Add (deduct) NAREIT-defined adjustments:
Depreciation and amortization expense	17,936	19,835
Gain on disposition of real property	—	(41,400)
Impairment of real estate property	—	587
Noncontrolling interests’ share of net income	166	4,456
Noncontrolling interests’ share of FFO	(1,527)	(3,080)
FFO attributable to common shares-basic	18,236	24,180
FFO attributable to dilutive OP Units	1,463	1,878
FFO attributable to common shares-diluted	$19,699	$26,058
FFO per share-basic and diluted	$0.12	$0.15
Weighted average number of shares outstanding
Basic	149,891	163,954
Diluted	161,919	176,690

Limitations of FFO

FFO is presented herein as a supplemental financial measure and has inherent limitations. We do not use FFO as, nor should it be considered to be, an alternative to net income (loss) computed under GAAP as an indicator of our operating performance, or as an alternative to cash from operating activities computed under GAAP, or as an indicator of liquidity or our ability to fund our short or long-term cash requirements, including distributions to stockholders. Management uses FFO as an indication of our future operating performance and as a guide to making decisions about future investments. Our FFO calculation does not present, nor do we intend it to present, a complete picture of our financial condition and operating performance. We caution investors against using FFO to determine a price to earnings ratio or yield relative to our NAV. We believe that net income (loss) computed under GAAP remains the primary measure of performance and that FFO is only meaningful when used in conjunction with net income (loss) computed under GAAP. Further, we believe that our consolidated financial statements, prepared in accordance with GAAP, provide the most meaningful picture of our financial condition and operating performance.

Further, FFO is not comparable to the performance measure established by the Investment Program Association (the “IPA”), referred to as “modified funds from operations,” or “MFFO,” as MFFO makes further adjustments including certain mark-to-market items and adjustments for the effects of straight-line rent. As such, FFO may not be comparable to the MFFO of non-listed REITs that disclose MFFO in accordance with the IPA standard.
Liquidity and Capital Resources
Liquidity Outlook
We believe our existing cash balance, our available credit under our revolving credit facilities, cash from operations, additional proceeds from our public offerings, proceeds from the sale of existing investments, and prospective debt or equity issuances will be sufficient to meet our liquidity and capital needs for the foreseeable future, including the next 12 months. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, distribution payments, debt service payments, including debt maturities of approximately $52.1 million, redemption payments, issuer tender offers, and acquisitions of real property and debt-related investments. Borrowings that are subject to extension options are also subject to certain lender covenants and restrictions that we must meet to extend the initial maturity date. We currently believe that we will qualify for these extension options. However, we cannot guarantee that we will meet the requirements to extend the notes upon initial maturity. In the event that we do not qualify to extend the notes, we expect to repay them with proceeds from new borrowings or available proceeds from our revolving credit facility.

In order to maintain a reasonable level of liquidity for redemptions of Class A, Class W and Class I shares pursuant to our Second Amended and Restated Class A, W and I Share Redemption Program (the “Class AWI SRP”), we intend to generally maintain under normal circumstances the following aggregate allocation to sources of liquidity, which include liquid assets and capacity under our borrowing facilities: (1) 10% of the aggregate NAV of our outstanding Class A, Class W and Class I shares up to $1 billion of collective Class A, Class W and Class I share NAV, and (2) 5% of the aggregate NAV of our outstanding Class A, Class W and Class I shares in excess of $1 billion of collective Class A, Class W and Class I share NAV. However, as set forth in the Class AWI SRP, no assurance can be given that we will maintain this allocation to liquid assets. Our board of directors has the right to modify, suspend or terminate our Class AWI SRP if it deems such action to be in the best interest of our stockholders. As of March 31, 2017, the aggregate NAV of our outstanding Class A, Class W and Class I shares was approximately $290.7 million.
We calculate our leverage for reporting purposes as the outstanding principal balance of our total borrowings divided by the fair value of our real property and debt-related investments. Based on this methodology, our leverage was 47.7% as of March 31, 2017.  There are other methods of calculating our overall leverage ratio that may differ from this methodology, such as the methodology used in determining our compliance with corporate borrowing covenants. Our leverage, as calculated under our corporate borrowing covenants, was 50.8% as of March 31, 2017.
As of March 31, 2017, we had approximately $10.9 million of cash and cash equivalents compared to $13.9 million as of December 31, 2016. The following discussion summarizes the sources and uses of our cash during the three months ended March 31, 2017.
Operating Activities
Net cash provided by operating activities increased by approximately $2.1 million to approximately $17.3 million for the three months ended March 31, 2017 from approximately $15.2 million for the same period in 2016. The increase is primarily due to (i) favorable changes in working capital resulting from the timing of property tax payments and (ii) a decrease in interest payments on borrowings, partially offset by a decrease in NOI as discussed previously under "Our Operating Results".
Lease Expirations
Our primary source of funding for our property-level operating expenses and debt service payments is rent collected pursuant to our tenant leases. Our operating portfolio was approximately 87.8% leased as of March 31, 2017, compared to approximately 90.2% as of March 31, 2016. Our properties are generally leased to tenants for terms ranging from three to ten years. As of March 31, 2017,  the weighted average remaining term of our leases was approximately 4.3 years, based on annualized base rent, and 4.6 years, based on leased square footage.
The following is a schedule of expiring leases for our consolidated operating properties by annualized base rent and square footage as of March 31, 2017 and assuming no exercise of lease renewal options (dollar amounts and square footage amounts in thousands, except footnoted information):

	Lease Expirations
Year (1)	Number of Leases Expiring	Annualized Base Rent (2)%		Square Feet	%
2017 (3)	69	$16,787	11.0%	549	7.0%
2018	117	12,685	8.3%	536	6.8%
2019	111	25,348	16.6%	1,286	16.3%
2020	118	24,836	16.3%	1,231	15.6%
2021	66	17,451	11.4%	1,560	19.8%
2022	55	12,356	8.1%	679	8.6%
2023	36	16,988	11.1%	665	8.4%
2024	26	5,337	3.5%	335	4.3%
2025	18	4,190	2.7%	206	2.6%
2026	17	3,224	2.1%	182	2.3%
Thereafter	29	13,599	8.9%	652	8.3%
Total	662	$152,801	100.0%	7,881	100.0%

(1)
The lease expiration year does not include the consideration of any renewal or extension options. Also, the lease expiration year is based on noncancellable lease terms and does not extend beyond any early termination rights that the tenant may have under the lease.

(2)	Annualized base rent represents the annualized monthly base rent of leases executed as of March 31, 2017.

(3)
Represents the number of leases expiring and annualized base rent for the remainder of 2017. Includes 8 leases with annualized base rent of approximately $88,000 that are on a month-to-month basis. In January 2017, our lease with Sybase Inc. ("Sybase"), our second largest tenant as of December 31, 2016 based upon annualized base rent, was terminated and is no longer included in the above table.

໿
Our most significant lease is Charles Schwab & Co., Inc. ("Schwab") which leases 100% of a 594,000 square foot office property in Northern New Jersey (“3 Second Street", formerly known as Harborside). The Schwab lease will expire September 2017 and we do not expect the lease to be renewed or extended. The Schwab lease comprises $23.5 million, or 15.3%, of our total annualized base rent as of March 31, 2017 and $4.0 million, or 11.5%, of our total NOI for the three months ended March 31, 2017. As of March 31, 2017, the Schwab lease comprise 6.6% of our total portfolio when measured in square feet.
However, 3 Second Street is 100% subleased to 25 tenants through September 2017 and furthermore nine of these subleases comprising 353,000 square feet or 60% of 3 Second Street, have executed leases directly with us that effectively extend their leases beyond the Schwab lease expiration. These direct leases will expire between September 2020 and September 2032. As a result, the above lease expiration table includes these direct leases in the years in which the leases will expire, as opposed to reflecting the full impact of the lease expiration of the current in-place lease with Schwab in 2017.
When the Schwab lease expires we may be forced to offer concessions in order to attract new tenants. In addition, we may be required to expend substantial funds to construct new tenant improvements in the vacated space and incur leasing costs. As a result, and until this property is released, we would expect the expiration of the Schwab lease to negatively impact our operating results and cash flows.
During the three months ended March 31, 2017, we signed new leases for approximately 193,000 square feet and renewal leases for approximately 166,000 square feet. Tenant improvements and leasing commissions related to these leases were approximately $813,000 and $517,000, respectively, or $2.27 and $1.44 per square foot, respectively. Of the leases, approximately 274,000 square feet were considered comparable leases, with average straight line rent growth of 16.9%, and tenant improvements and incentives of approximately $2.59 per square foot. Comparable leases comprise leases for which prior leases were in place for the same suite within twelve months of executing a new lease. Comparable leases must have terms of at least six months and the square footage of the suite occupied by the prior tenant cannot be more or less than 50% different from the size of the new lease's suite.
Investing Activities
We had net cash used in investing activities of approximately $4.1 million for the three months ended March 31, 2017, compared to net cash provided by investing activities of approximately $168.5 million for the same period in 2016. The $172.6 million change is primarily due to a $176.0 million decrease in proceeds from disposition of real properties, partially offset by a $3.0 million decrease in capital expenditures.
Financing Activities
Net cash used in financing activities decreased approximately $171.6 million to approximately $16.2 million for the three months ended March 31, 2017 from $187.8 million for the same period in 2016. The decrease is primarily due to a $185.2 million increase in cash received from net borrowing activities, partially offset by (i) a $10.6 million increase in cash paid for redemption of common shares primarily due to the repurchase of our common shares pursuant to a self-tender offer and (ii) a $4.0 million decrease in proceeds from the sale of our common shares.
During the three months ended March 31, 2017 and 2016, we raised approximately $7.6 million and $10.1 million in proceeds from the sale of Class A, W, and I shares, respectively, including approximately $1.8 million and $1.3 million under the distribution reinvestment plan, respectively. We have offered and will continue to offer Class E shares of common stock through the Class E DRIP Offering. The amount raised under the Class E DRIP Offering decreased by approximately $0.4 million to approximately $3.4 million for the three months ended March 31, 2017, from approximately $3.8 million for the same period in 2016.
Debt Maturities
Four of our borrowings with an aggregate outstanding balance as of March 31, 2017 of approximately $329.8 million have maturities before January 1, 2019; however, one of these borrowings with an aggregate outstanding balance as of March 31, 2017 of approximately $275.0 million, is subject to two one-year extension options. For additional information on our upcoming debt maturities, see Note 4 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

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
The following table sets forth the amounts and sources of distributions declared for the three months ended March 31, 2017 and 2016 (dollar amounts in thousands, except footnoted information):
໿

	For the Three Months Ended
Distributions:	March 31, 2017	% of Total Distributions	March 31, 2016	% of Total Distributions
Common stock distributions paid in cash	$8,289	56.7%	$9,556	59.8%
Other cash distributions (1)	1,250	8.6%	1,314	8.2%
Total cash distributions	$9,539	65.3%	$10,870	68.1%
Common stock distributions reinvested in common shares	5,076	34.7%	5,099	31.9%
Total distributions	$14,615	100.0%	$15,969	100.0%
Sources of distributions:
Cash flow from operations (2)	$17,306	118.4%	$15,214	95.3%
Financial performance metric:
NAREIT-defined FFO (3)	$19,699	134.8%	$26,058	163.2%

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

(2)
Expenses associated with the acquisition of real property are recorded to earnings and as a deduction to our cash from operations. We did not incur any acquisition-related expenses for the three months ended March 31, 2017. We incurred acquisition-related expenses of approximately $51,000 for the three months ended March 31, 2016.

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
໿
໿

For the Quarter Ended:	Number of Class E Shares Requested for Redemption or Purchase	Number of Class E Shares Redeemed or Purchased	Percentage of Class E Shares Requested for Redemption Redeemed or for Purchase Purchased	Price Paid per Share
June 30, 2016
Class E SRP – Death or Disability Redemptions	537	537	100.0%	$7.37
Self-Tender Offer Purchases (1)	13,896	6,770	48.7%	7.31
Total / Average	14,433	7,307	50.6%	7.31
September 30, 2016
Class E SRP – Death or Disability Redemptions	466	466	100%	7.40
Self-Tender Offer Purchases (1)	10,897	6,606	60.6%	7.35
Total / Average	11,363	7,072	62.2%	7.35
December 31, 2016
Class E SRP – Death or Disability Redemptions	360	360	100%	7.48
Self-Tender Offer Purchases (1)	7,697	7,697	100%	7.44
Total / Average	8,057	8,057	100%	7.44
March 31, 2017
Class E SRP – Death or Disability Redemptions	249	249	100%	7.56
Self-Tender Offer Purchases (1)	5,685	5,685	100%	7.51
Total / Average	5,934	5,934	100%	7.51
Average	9,947	7,093	71.3%	$7.40

(1)	Amounts represent Class E shares purchased pursuant to self-tender offers, which we completed on June 14, 2016, September 13, 2016, December 9, 2016, and March 10, 2017.
Additionally, during the first quarter of 2017, we satisfied 100% of redemption requests received pursuant to our Class AWI SRP; Below is a summary of common stock redemptions pursuant to the AWI SRP for the first quarter of 2017 (amounts in thousands except per share and percentage data).

For the Quarter Ended:	Aggregate Number of A, W and I Shares Requested for Redemption	Aggregate Number of A, W and I Shares Redeemed	Percentage of A, W and I Shares Requested for Redemption Redeemed	Average Price Paid per Share
March 31, 2017	414	414	100.0%	$7.55
See “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q for more information regarding redemptions of shares during the three months ended March 31, 2017.
Subsequent Events
The following occurred subsequent to March 31, 2017.

Repayment of a Mortgage Note
Subsequent to March 31, 2017, we repaid one mortgage note borrowing in full prior to its scheduled maturity within the open prepayment period using proceeds from our revolving credit facility. Our “Wareham” mortgage note had a balance of approximately $24.4 million as of March 31, 2017, with an interest rate of 6.13% and a maturity date of August 8, 2017. This mortgage note was secured by a grocery-anchored retail property in the Greater Boston market.

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
As of March 31, 2017, the fair value of our fixed-rate borrowings was $182.8 million and the carrying value of our fixed-rate borrowings was $180.0 million. The fair value estimate of our fixed-rate borrowings was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of March 31, 2017. As we expect to hold our fixed-rate borrowings to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed-rate borrowings, would have a significant impact on our operations.
As of March 31, 2017, we had approximately $552.5 million of unhedged floating-rate borrowings outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our remaining variable rate borrowings were to increase 10%, we estimate that our quarterly interest expense would increase by approximately $136,000 based on our outstanding floating-rate debt as of March 31, 2017.
 We may seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by selectively utilizing derivative instruments to hedge exposures to changes in interest rates on loans secured by our assets. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy is designed to minimize the impact on our net income (loss) and funds from operations from changes in interest rates, the overall returns on our investments may be reduced. Our board of directors has established policies and procedures regarding our use of derivative instruments for hedging or other purposes. During the three months ended March 31, 2017, we recorded an increase in our net asset value of approximately $1.6 million as a result of changes in the value of our derivatives. Changes in the interest rate yield curve directly impact the value of our derivatives and, as capital market expectations of future interest rates have declined, so have the value of our derivatives.
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

PART II.  OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
Please see the risk factors discussed in Item 1A of Part I of our Annual Report on Form 10-K filed with the Commission on March 3, 2017.
The following risk factor updates these previously disclosed risk factors under the same heading in our Annual Report on Form 10-K.

We are exposed to risks arising from a small number of tenants comprising a significant portion of our income.
As of March 31, 2017, a significant portion of our annualized base rent comes from one tenant, Schwab, which leases 100% of 3 Second Street. As a result, we are particularly exposed to Schwab's ability and willingness to perform according to the contractual terms of the existing lease and to renew when the lease expire. When the lease expires, we may be forced to lower the rental rates or offer other concessions in order to retain the current subtenants. Any reduction in the rental rates or other lease terms may have a meaningful impact to our operating results. Further, if Schwab chooses not to renew at all, we will likely suffer from periods of receiving no rent while we seek replacement tenants, and incur costs related to finding replacement tenants. In January 2017, our lease with Sybase, the second largest tenant as of December 31, 2016 based upon annualized base rent, was terminated, and, as a result, the effects described in this risk factor are adversely impacting our results from operations. See "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Operating Results—Net Income Attributable to Common Stockholders" included in this Quarterly Report on Form 10-Q for further discussion of the impact of Sybase on our results from operations for the three months ended March 31, 2017.
The Schwab lease comprises approximately 15.3% of our annualized base rent as of March 31, 2017, and will expire in September 2017. This lease includes 9 subleases comprising approximately 8.2% of our annualized base rent as of March 31, 2017, which are scheduled to expire between September 2020 and September 2032. We expect our rental income to be materially reduced during the periods we are seeking replacement tenants for this property. These factors could adversely affect our results of operations, financial condition, NAV and ability to pay distributions to our stockholders. For additional information regarding this lease expiration, see our discussion under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Operating Activities - Lease Expirations” included in this Quarterly Report on Form 10-Q.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Redemption Program and Other Redemptions or Repurchases
As of March 31, 2017, no material changes had occurred to our Class E SRP or our separate Class AWI SRP as discussed in Item 5 of our Annual Report on Form 10-K filed with the Commission on March 3, 2017.
Pursuant to the Class E SRP as of March 31, 2017, on an ongoing basis, redemptions are only available for redemptions in connection with the death or disability of a stockholder. With respect to all other Class E stockholders, our board of directors evaluates each quarter whether to make liquidity available through our Class E SRP or through a tender offer process. Although no assurances can be made, our board of directors currently intends to make liquidity available to Class E stockholders each quarter (other than liquidity made available in the event of the death or disability of a stockholder through the Class E SRP) in an amount that is at least equal to the greater of (A) (i) funds received from the sale of Class E shares under our distribution reinvestment plan during such calendar quarter, plus (ii) 50% of the difference between (a) the proceeds (net of sales commissions) received by us from the sale of Class A, Class W and Class I shares in any public primary offering and under our distribution reinvestment plan during the most recently completed calendar quarter, and (b) the dollar amount used to redeem Class A, Class W and Class I shares during the most recently completed calendar quarter pursuant to the Class AWI SRP, less (iii) funds used for redemptions of Class E shares in the most recently completed quarter due to qualifying death or disability requests of a stockholder during such calendar quarter and (B) the amount that would result in repurchases or redemptions, during any consecutive twelve month period, at least equal to five percent of the number of Class E shares outstanding at the beginning of such twelve-month period (the “Class E Liquidity Amount”), regardless of whether such liquidity will be made available through the Class E SRP or a tender offer, and excluding liquidity made available in the event of the death or disability of a stockholder through the Class E SRP. Our board of directors may at any time decide to reduce or eliminate the Class E Liquidity Amount.

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
In aggregate, for the three months ended March 31, 2017, we redeemed (i) approximately 5.7 million Class E shares pursuant to a self-tender offer for approximately $42.7 million and (ii) approximately 663,000 shares of common stock pursuant to the Class E SRP and the Class AWI SRP for approximately $5.0 million, as described further in the table below (number of shares in thousands, except footnoted information).

Period	Total Number of Shares Redeemed or Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
January 1 - January 31, 2017	232,177	$7.56	232,177	—
February 1 - February 28, 2017	331,827	7.56	331,827	—
March 1 - March 31, 2017 (2)	5,783,694	7.51	5,783,694	—
Total	6,347,698	$7.51	6,347,698	—

(1)
Redemptions and repurchases are limited under the Class E SRP and the Class AWI SRP as described above and pursuant to the terms of self-tender offers announced from time to time. We redeemed all Class A, W, and I shares that were requested to be redeemed during the three months ended March 31, 2017. As of March 31, 2017, we had capacity under the Class AWI SRP to redeem up to an aggregate of $19.1 million of Class A, W, and I shares. Pursuant to the Class AWI SRP, this capacity resets at the beginning of each quarter.

(2)
Number of shares represents (i) approximately 5.7 million Class E shares repurchased at $7.51 per share for an aggregate cost of approximately $42.7 million pursuant to a self-tender offer and (ii) approximately 99,000 shares redeemed pursuant to the Class E SRP and the Class AWI SRP, as discussed above.

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
10.1
Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated January 10, 2017, incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed March 3, 2017

10.2	Promissory Note, dated January 10, 2017, incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed March 3, 2017
10.3
First Amendment to Amended and Restated Credit and Term Loan Agreement, dated December 22, 2016, incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed March 3, 2017

10.4
Amendment to Restricted Stock Unit Agreements, by and between the Company,  Dividend Capital Total Realty Operating Partnership LP and Dividend Capital Total Advisors LLC, dated April 13, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 14, 2017

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

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

Date: May 11, 2017	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Chief Executive Officer

Date: May 11, 2017	/s/ M. KIRK SCOTT
M. Kirk Scott Chief Financial Officer and Treasurer