Form 10-Q
period 2017-06-30
Dividend Capital Diversified Property Fund Inc.
filed 2017-08-14
CIK 1327978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of August 7, 2017, 101,016,479 unclassified shares of common stock (referred to as “Class E” shares), 2,083,881 shares of Class A common stock, 2,508,869 shares of Class W common stock, and 34,351,448 shares of Class I common stock of Dividend Capital Diversified Property Fund Inc., each with a par value $0.01 per share, were outstanding.

Dividend Capital Diversified Property Fund Inc.
Quarterly Report on Form 10-Q
For the Three and Six Months Ended June 30, 2017

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and footnoted information)

໿
໿

	As of
	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Investments in real property	$2,178,358	$2,204,322
Accumulated depreciation and amortization	(515,840)	(492,911)
Total net investments in real property	1,662,518	1,711,411
Debt-related investments, net	14,941	15,209
Total net investments	1,677,459	1,726,620
Cash and cash equivalents	5,362	13,864
Restricted cash	7,160	7,282
Other assets, net	35,297	35,962
Total Assets	$1,725,278	$1,783,728
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses (1)	$32,725	$34,085
Mortgage notes	380,934	342,247
Unsecured borrowings	724,218	706,554
Intangible lease liabilities, net	56,637	59,545
Other liabilities	25,087	33,206
Total Liabilities	1,219,601	1,175,637
Equity:
Stockholders’ equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 139,913,429 and 150,636,393 shares issued and outstanding, as of June 30, 2017 and December 31, 2016, respectively (2)	1,399	1,506
Additional paid-in capital	1,280,621	1,361,638
Distributions in excess of earnings	(857,792)	(839,896)
Accumulated other comprehensive loss	(5,550)	(6,905)
Total stockholders’ equity	418,678	516,343
Noncontrolling interests	86,999	91,748
Total Equity	505,677	608,091
Total Liabilities and Equity	$1,725,278	$1,783,728

(1)
Includes approximately $2.5 million and $3.6 million that we owed to Dividend Capital Total Advisors LLC (our "Advisor") and affiliates of our Advisor for services and reimbursement of certain expenses as of June 30, 2017 and December 31, 2016, respectively.

(2)	See Note 7 for the number of shares outstanding of each class of common stock as of June 30, 2017 and December 31, 2016.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and footnoted information)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE:
Rental revenue	$50,036	$52,702	$102,544	$108,246
Debt-related income	229	237	460	475
Total Revenue	50,265	52,939	103,004	108,721
EXPENSES:
Rental expense	16,561	15,632	34,004	31,950
Real estate depreciation and amortization expense	18,798	20,198	36,734	40,034
General and administrative expenses (1)	2,024	2,338	4,274	4,958
Advisory fees, related party	3,451	3,671	6,941	7,436
Acquisition-related expenses	—	474	—	525
Impairment of real estate property (2)	1,116	—	1,116	587
Total Operating Expenses	41,950	42,313	83,069	85,490
OTHER INCOME (EXPENSES):
Other income and (expense)	(89)	(69)	(198)	(11)
Interest expense	(10,163)	(10,422)	(19,847)	(21,383)
Gain on extinguishment of debt and financing commitments	—	—	—	5,136
Gain on sale of real property (3)	10,352	—	10,352	41,400
Net income	8,415	135	10,242	48,373
Net income attributable to noncontrolling interests	(1,610)	(18)	(1,776)	(4,474)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$6,805	$117	$8,466	$43,899
NET INCOME PER BASIC AND DILUTED COMMON SHARE	$0.05	$0.00	$0.06	$0.27
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	145,288	161,209	147,577	162,581
Diluted	157,209	173,669	159,551	175,179
Distributions declared per common share	$0.0891	$0.0893	$0.1782	$0.1785

(1)
Includes approximately $1.4 million and $1.6 million of reimbursable expenses incurred by our Advisor and its affiliates during the three months ended June 30, 2017 and 2016, respectively, and approximately $3.1 million and $3.5 million of reimbursable expenses incurred by our Advisor and its affiliates during the six months ended June 30, 2017 and 2016.

(2)
Includes approximately $45,000 paid to our Advisor for advisory fees associated with the disposition of real properties during the three and six months ended June 30, 2017, and $79,000 paid to our Advisor for advisory fees associated with the disposition of real properties during the six months ended June 30, 2016.

(3)
Includes approximately $241,000 paid to our Advisor for advisory fees associated with the disposition of real properties during the three and six months ended June 30, 2017, and $1.8 million paid to our Advisor for advisory fees associated with the disposition of real properties during the six months ended June 30, 2016.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)
໿

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$8,415	$135	$10,242	$48,373
Other Comprehensive Income (Loss):
Change in value of cash flow hedging derivatives	(677)	(3,703)	1,412	(12,781)
Comprehensive income (loss)	7,738	(3,568)	11,654	35,592
Comprehensive (income) loss attributable to noncontrolling interests	(1,557)	266	(1,833)	(3,527)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$6,181	$(3,302)	$9,821	$32,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands)
໿

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balances, December 31, 2016	150,636	$1,506	$1,361,638	$(839,896)	$(6,905)	$91,748	$608,091
Comprehensive income (loss):
Net income	—	—	—	8,466	—	1,776	10,242
Unrealized change in value of cash flow hedging derivatives	—	—	—	—	1,355	57	1,412
Common stock:
Issuance of common stock, net of offering costs	2,896	29	20,079	—	—	—	20,108
Issuance of common stock, stock-based compensation plans	(99)	(1)	(647)	—	—	—	(648)
Redemptions of common stock	(13,520)	(135)	(101,533)	—	—	—	(101,668)
Amortization of stock-based compensation	—	—	1,317	—	—	—	1,317
Distributions declared on common stock	—	—	—	(26,312)	—	—	(26,312)
Distributions on unvested Advisor RSUs	—	—	—	(50)	—	—	(50)
Noncontrolling interests:
Contributions of noncontrolling interests	—	—	—	—	—	106	106
Distributions declared to noncontrolling interests	—	—	—	—	—	(4,780)	(4,780)
Redemptions of noncontrolling interests	—	—	(233)	—	—	(1,908)	(2,141)
Balances, June 30, 2017	139,913	$1,399	$1,280,621	$(857,792)	$(5,550)	$86,999	$505,677
The accompanying notes are an integral part of these condensed consolidated financial statements.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$10,242	$48,373
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate depreciation and amortization expense	36,734	40,034
Gain on disposition of real property	(10,352)	(41,400)
Impairment of real estate property	1,116	587
Gain on extinguishment of debt and financing commitments	—	(5,136)
Other adjustments to reconcile net income to net cash provided by operating activities	3,134	3,608
Changes in operating assets and liabilities	(5,283)	(2,705)
Net cash provided by operating activities	35,591	43,361
INVESTING ACTIVITIES:
Acquisition of real property	—	(65,861)
Capital expenditures in real property	(9,268)	(11,531)
Proceeds from disposition of real property	29,089	175,965
Principal collections on debt-related investments	246	231
Other investing activities	(881)	(828)
Net cash provided by investing activities	19,186	97,976
FINANCING ACTIVITIES:
Mortgage note proceeds	201,886	32,100
Mortgage note principal repayments	(161,618)	(140,494)
Net proceeds from (repayments of) revolving line of credit borrowings	17,000	44,000
Redemption of common shares	(101,939)	(94,973)
Distributions on common stock	(17,031)	(19,381)
Proceeds from sale of common stock	11,172	49,005
Offering costs for issuance of common stock	(2,309)	(3,819)
Distributions to noncontrolling interest holders	(4,780)	(3,830)
Redemption of OP Unit holder interests	(1,518)	(3,573)
Other financing activities	(4,142)	947
Net cash used in financing activities	(63,279)	(140,018)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,502)	1,319
CASH AND CASH EQUIVALENTS, beginning of period	13,864	15,769
CASH AND CASH EQUIVALENTS, end of period	$5,362	$17,088
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$18,009	$20,501
Supplemental Disclosure of Noncash Investing and Financing Activities:
Common stock issued pursuant to the distribution reinvestment plan	$10,215	$10,192
Non-cash disposition of real property *	$—	$7,830

*	Represents the amount of sales proceeds from the disposition of real property that we did not receive or pay in cash, primarily due to the repayment of related borrowings by the purchaser at closing.
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2017
(Unaudited)

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2017
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
We are the sole general partner of our Operating Partnership. In addition, we have contributed 100% of the proceeds received from our offerings of common stock to our Operating Partnership in exchange for partnership units (“OP Units”) representing our interest as a limited partner of our Operating Partnership. Our Operating Partnership qualifies as a variable interest entity for accounting purposes and substantially all of the assets of the Company are held by our Operating Partnership, which, subject to certain Operating Partnership and subsidiary level financing restrictions, can be used to settle its obligations. Creditors of certain liabilities of our Operating Partnership have recourse to the Company. Under our Operating Partnership, we historically had variable interest entities that were joint ventures in which we had real estate investments. The accompanying condensed consolidated balance sheets included approximately $48.2 million, after accumulated depreciation and amortization, in net investments in real property in these consolidated variable interest entities as of December 31, 2016. As of June 30, 2017, we did not hold any investment in any joint ventures.
As of June 30, 2017 and December 31, 2016, we owned approximately 92.2% and 92.6%, respectively, of the limited partnership interests in our Operating Partnership, and the remaining limited partnership interests in our Operating Partnership were owned by third-party investors. Our Operating Partnership has classes of OP Units that correspond to our four classes of common stock: Class E OP Units, Class A OP Units, Class W OP Units, and Class I OP Units. As of June 30, 2017 and December 31, 2016, our Operating Partnership had issued and outstanding approximately 11.9 million and 12.0 million Class E OP Units held by third party investors, respectively, which represent limited partnership interests issued in connection with its private placement offerings. As of June 30, 2017 and December 31, 2016, such Class E OP Units had a maximum approximate redemption value of $89.1 million and $91.2 million, respectively, based on the most recent selling price of our common stock pursuant to our primary offering.
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
On September 16, 2015, the Commission declared effective our Registration Statement on Form S-11 (Registration Number 333-197767) (the “Follow-On Registration Statement”). The Follow-On Registration Statement applies to the Company’s follow-on “best efforts” offering of up to $1,000,000,000 of the Company’s Class A, Class I and Class W shares of common stock, of which $750,000,000 of shares are expected to be offered to the public in a primary offering and $250,000,000 of shares are expected to be offered to stockholders of the Company pursuant to its distribution reinvestment plan (subject to the Company’s right to reallocate such amounts) (the “Follow-On Offering”). As of June 30, 2017, we had raised gross proceeds of approximately $125.3 million from the sale of approximately 16.8 million shares in the Follow-On Offering.

As of June 30, 2017, we were offering to sell any combination of Class A shares, Class W shares and Class I shares with a dollar value up to the maximum offering amount pursuant to the Follow-On Offering. We also sold shares of our unclassified common stock, which we refer to as “Class E” shares, pursuant to our distribution reinvestment plan offering registered on our Registration Statement on Form S-3 (Registration Number 333-162636). In the event of a liquidation event, our assets, or the proceeds therefrom, will be distributed ratably in proportion to the respective NAV for each class until the NAV for each class has been paid. Other than differing allocable fees and liquidation rights, Class E shares, Class A shares, Class W shares, and Class I shares have identical rights and privileges.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Statements
The accompanying interim condensed consolidated financial statements (herein referred to as “financial statements,” “balance sheets,” “statements of income,” “statements of comprehensive income (loss),” “statement of equity,” or “statements of cash flows”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the Commission's instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, these financial statements do not include all the information and disclosure required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of operating results for a full year. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Commission on March 3, 2017. There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2017 other than the updates described below.
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
3. INVESTMENTS IN REAL PROPERTY
Currently, our consolidated investments in real property consist of investments in office, industrial and retail properties. The following tables summarize our consolidated investments in real property as of June 30, 2017 and December 31, 2016 (amounts in thousands):

Real Property	Land	Building and Improvements	Intangible Lease Assets	Total Investment Amount	Intangible Lease Liabilities	Net Investment Amount
As of June 30, 2017:
Office	$171,176	$708,126	$230,807	$1,110,109	$(15,014)	$1,095,095
Industrial	5,895	46,266	14,533	66,694	—	66,694
Retail	292,483	597,142	111,930	1,001,555	(75,265)	926,290
Total gross book value	469,554	1,351,534	357,270	2,178,358	(90,279)	2,088,079
Accumulated depreciation/amortization	—	(228,577)	(287,263)	(515,840)	33,642	(482,198)
Total net book value	$469,554	$1,122,957	$70,007	$1,662,518	$(56,637)	$1,605,881
As of December 31, 2016:
Office	$171,176	$701,859	$236,143	$1,109,178	$(15,121)	$1,094,057
Industrial	8,821	63,999	16,308	89,128	(344)	88,784
Retail	293,973	599,020	113,023	1,006,016	(75,515)	930,501
Total gross book value	473,970	1,364,878	365,474	2,204,322	(90,980)	2,113,342
Accumulated depreciation/amortization	—	(215,858)	(277,053)	(492,911)	31,435	(461,476)
Total net book value	$473,970	$1,149,020	$88,421	$1,711,411	$(59,545)	$1,651,866

Dispositions
During the six months ended June 30, 2017 and 2016, we disposed of the following properties (dollar amounts and square footage in thousands):

Property Type	Market	Ownership	Net Rentable Square Feet	Percentage Leased	Disposition Date	Contract Sales Price	Gain on Sale
For the six months ended June 30, 2017
Retail	Greater Boston	100%	51	61%	5/31/2017	$4,500	$—
Industrial Portfolio (1)	Louisville, KY	90%	609	100%	6/9/2017	26,800	10,352
Total/ Weighted Average			660	97%		$31,300	$10,352
For the six months ended June 30, 2016
Office	Washington, DC	100%	574	100%	2/18/2016	$158,400	$41,241
Office	Chicago, IL	80%	107	66%	3/1/2016	9,850	—
Office	Chicago, IL	80%	199	81%	3/1/2016	18,000	159
Total/ Weighted Average			880	92%		$186,250	$41,400

(1)	Industrial portfolio included three properties.

Real Property Impairment
During the three and six months ended June 30, 2017, we recorded a $1.1 million impairment charge related to a consolidated retail property located in the Greater Boston market ("Hanover"), which we acquired in August 2007. We held a 100% ownership interest in Hanover. We sold Hanover in May 2017. Prior to the disposition, the net book value of Hanover exceeded the contract sales price less the cost to sell by approximately $1.1 million. Accordingly, we recorded an impairment charge to reduce the net book value of Hanover to our estimate of its fair value less the cost to sell.
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
The fair value measurement for the impairment charges related to Hanover and 40 Boulevard was based on the contract sales price less selling costs. We considered the Level 3 inputs used in determining the fair value of these real property investments to be significant. As such, the investments fall under the Level 3 category of the fair value hierarchy as defined in ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820").
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
Rental Revenue
The following table summarizes the adjustments to rental revenue related to the amortization of above-market lease assets, below-market lease liabilities, and straight-line rental adjustments for the three and six months ended June 30, 2017 and 2016. In addition, the following table summarizes tenant recovery income received from tenants for real estate taxes, insurance and other property operating expenses and recognized as rental revenue (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Straight-line rent adjustments	$(238)	$(205)	$(355)	$(446)
Above-market lease assets	(648)	(1,261)	(1,514)	(2,528)
Below-market lease liabilities	1,358	1,544	2,783	3,079
Total increase to rental revenue	$472	$78	$914	$105
Tenant recovery income (1)	$9,993	$9,996	$21,046	$20,560

(1)
Tenant recovery income presented in this table excludes real estate taxes that were paid directly by our tenants that are subject to triple net lease contracts. Such payments totaled approximately $516,000 and $876,000 during the three months ended June 30, 2017 and 2016, respectively, and approximately $1.1 million and $2.3 million during the six months ended June 30, 2017 and 2016, respectively.

Concentration of Credit Risk
The following is a summary of amounts related to the top five tenants based on annualized base rent, as of June 30, 2017 (dollar amounts and square feet in thousands):

Tenant	Locations	Industry	Annualized Base Rent (1)	% of Total Annualized Base Rent	Square Feet	% of Total Portfolio Square Feet
Charles Schwab & Co, Inc (2)	2	Securities, Commodities, Fin. Inv./Rel. Activities	$23,646	15.6%	602	8.3%
Stop & Shop	14	Food and Beverage Stores	14,125	9.3%	853	11.7%
Novo Nordisk	1	Chemical Manufacturing	4,721	3.1%	167	2.3%
Seton Health Care	1	Hospitals	4,339	2.9%	156	2.1%
Shaw's Supermarket	4	Food and Beverage Stores	4,055	2.7%	240	3.3%
	22		$50,886	33.6%	2,018	27.7%

(1)	Annualized base rent represents the annualized monthly base rent of executed leases as of June 30, 2017.

(2)
The amount presented for Charles Schwab & Co., Inc. ("Schwab") reflects the total annualized base rent for our two leases in place with Schwab as of June 30, 2017. One of these leases, which expires in September 2017, entails the lease of all 594,000 square feet of our 3 Second Street office property (defined below in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources") and accounts for $23.5 million or 15.5% of our annualized base rent as of June 30, 2017. We do not expect Schwab to renew this lease. Schwab has subleased 100% of 3 Second Street to 25 sub-tenants through September 2017. We have executed leases directly with 11 of these subtenants that comprise 368,000 square feet or 62% of 3 Second Street that effectively extend their leases beyond the Schwab lease expiration. These direct leases will expire between September 2020 and September 2032.

The top tenant in the table above comprises 15.6% of annualized base rent as of June 30, 2017. However, due to the near-term expiration of the Schwab lease at 3 Second Street, Schwab is no longer in the top 20 tenants based on future minimum rental revenue, comprising less than 1% of our total future minimum rental revenue as of June 30, 2017. Alternatively, based on future minimum rental revenue as of June 30, 2017, our top five tenants rank as follows: 1) Stop & Shop, 2) Mizuho Bank Ltd., 3) Shaw's Supermarket, 4) WeWork LLC, and 5) Novo Nordisk.
Our properties in New Jersey, Massachusetts, California, and Texas accounted for approximately 21%, 20%, 14%, and 12% respectively, of our total gross investment in real property portfolio as of June 30, 2017. A deterioration of general economic or other relevant conditions, changes in governmental laws and regulations, acts of nature, demographics or other factors in any of those states or the geographical region in which they are located could result in the loss of tenants, a decrease in the demand for our properties and a decrease in our revenues from those markets, which in turn may have a disproportionate and material adverse effect on our results of operations and financial condition.
4. DEBT OBLIGATIONS
The following table describes our borrowings as of June 30, 2017 and December 31, 2016 (dollar amounts in thousands):

	Principal Balance as of		Weighted Average Stated Interest Rate as of		Gross Investment Amount Securing Borrowings as of (1)
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Fixed-rate mortgages (2)	$129,352	$290,970	4.0%	4.9%	$188,526	$462,954
Floating-rate mortgages (3)	254,500	52,500	3.2%	2.3%	407,561	70,485
Total secured borrowings	383,852	343,470	3.5%	4.5%	596,087	533,439
Line of credit (4)	253,000	236,000	2.9%	2.3%	N/A	N/A
Term loans (5)	475,000	475,000	3.4%	3.2%	N/A	N/A
Total unsecured borrowings	728,000	711,000	3.3%	2.9%	N/A	N/A
Total borrowings	$1,111,852	$1,054,470	3.3%	3.4%	N/A	N/A
Less: net debt issuance costs	(7,260)	(6,295)
Add: mark-to-market adjustment on assumed debt	560	626
Total borrowings (net basis)	$1,105,152	$1,048,801

(1)
“Gross Investment Amount” as used here and throughout this document represents the allocated gross basis of real property after certain adjustments. Gross Investment Amount for real property (i) includes the effect of intangible lease liabilities, (ii) excludes accumulated depreciation and amortization, and (iii) includes the impact of impairments.

(2)
Amount as of June 30, 2017 and December 31, 2016 includes a floating-rate mortgage note that was subject to an interest rate spread of 1.60% over one-month LIBOR, which we have effectively fixed using an interest rate swap at 3.051% for the term of the borrowing.

(3)
As of June 30, 2017, our floating rate mortgage notes were subject to a weighted average interest rate spread of 2.13% over one-month LIBOR. As of December 31, 2016, our floating rate mortgage note was subject to an interest rate spread of 1.65% over one-month LIBOR.

(4)
As of June 30, 2017 and December 31, 2016, borrowings under our line of credit were subject to interest at a floating rate of 1.70% and 1.55% over one-month LIBOR, respectively. However, as of December 31, 2016, we had effectively fixed the interest rate of approximately $12.1 million of the total of $236.0 million in borrowings using interest rate swaps, resulting in a weighted average interest rate on the total line of credit of 2.28%.

(5)
As of June 30, 2017 and December 31, 2016, borrowings under our term loans were subject to interest at a weighted average floating rate of 1.75% and 1.60% over one-month LIBOR, respectively. However, we have effectively fixed the interest rate of approximately $350.0 million in borrowings using interest rate swaps, resulting in a weighted average interest rate on the total term loans of 3.44% and 3.17% as of June 30, 2017 and December 31, 2016, respectively.

Mortgage Notes
As of June 30, 2017, five mortgage notes were interest-only and four mortgage notes were fully amortizing with outstanding principal balances of approximately $357.5 million and $26.4 million, respectively. None of our mortgage notes are currently recourse to us. The assets and credit of our consolidated properties pledged as collateral for our mortgage notes are not available to satisfy our debt and obligations unless we first satisfy the mortgage note payable on the underlying property.
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
Borrowings under the Facility are available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties. As of June 30, 2017 and December 31, 2016, the unused portion of the Facility was approximately $124.7 million and $164.0 million, respectively, and we had full access to the unused portion of the Facility.
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
As of June 30, 2017, we were in compliance with all our debt covenants, including those under the Facility and the $200 million Term Loan.

Mortgage Note Borrowing
During the six months ended June 30, 2017, we entered into two mortgage note borrowings. The following table describes the new borrowings in more detail (dollar amounts in thousands):

Borrowings	Date Borrowed	Principal Balance	Fixed or Floating Interest Rate	Stated Interest Rate (1)	Contractual Maturity Date	Extension Options	Collateral Type	Collateral Market
3 Second Street (2)	1/10/2017	$127,000	Floating	3.38%	1/10/2020	2 one-year extensions	Office Property	Northern New Jersey
Centerton Square (3)	6/5/2017	75,000	Floating	3.33%	7/10/2019	2 one-year extensions	Retail Property	Philadelphia, PA
Total/weighted average borrowings		$202,000		3.36%

(1)	For floating-rate mortgage note borrowings, the stated interest rate is as of June 30, 2017.

(2)
On January 10, 2017, we received proceeds of $127.0 million from the $146.6 million 3 Second Street mortgage note, and we can request the remaining proceeds anytime prior to October 10, 2019 as reimbursement for certain approved capital expenditures, tenant improvement costs and leasing commissions. As of June 30, 2017, the term loan was subject to an interest rate spread of 2.25% over one-month LIBOR. As a result of this borrowing, we entered into an interest rate protection agreement ("Interest Rate Cap") with a notional amount of $146.6 million and a LIBOR strike rate of 3.00%. See Note 5 for additional discussion related to the Interest Rate Cap.

(3)
On June 5, 2017, we received proceeds of $75.0 million from the $81.3 million Centerton Square mortgage note, and we can obtain the remaining proceeds subject to meeting certain financial ratios. As of June 30, 2017, the term loan was subject to an interest rate spread of 2.25% over one-month LIBOR. As a result of this borrowing, we entered into an Interest Rate Cap with a notional amount of $81.3 million and a LIBOR strike rate of 3.00%. See Note 5 for additional discussion related to the Interest Rate Cap.

Repayment of Mortgage Note
During the six months ended June 30, 2017, we repaid four mortgage note borrowings in full during the respective free-prepayment periods prior to their scheduled maturities using proceeds from our Facility or our 3 Second Street borrowing. The following table describes these repayments in more detail (dollar amounts in thousands):
໿

Debt Obligation	Repayment Date	Balance Repaid/Extinguished	Interest Rate Fixed or Floating	Stated Interest Rate	Contractual Maturity Date	Collateral Type	Collateral Market
Eastern Retail Portfolio	1/10/2017	$110,000	Fixed	5.51%	6/11/2017	Retail Property	Various (1)
Wareham	5/8/2017	24,400	Fixed	6.13%	8/8/2017	Retail Property	Greater Boston
Kingston	6/1/2017	10,574	Fixed	6.33%	11/1/2017	Retail Property	Greater Boston
Sandwich	6/1/2017	15,825	Fixed	6.33%	11/1/2017	Retail Property	Greater Boston
Total/weighted average borrowings		$160,799		5.74%

(1)	The Eastern Retail Portfolio was collateralized by three retail properties located in Raleigh, NC, Philadelphia, PA and Greater Boston.
໿
໿

The following table reflects our contractual debt maturities as of June 30, 2017, specifically our obligations under our mortgage notes and unsecured borrowings (dollar amounts in thousands):

	As of June 30, 2017
	Mortgage Notes		Unsecured Borrowings		Total
Year Ending December 31,	Number of Borrowings Maturing	Outstanding Principal Balance	Number of Borrowings Maturing	Outstanding Principal Balance	Outstanding Principal Balance
2017	—	$842	—	$—	$842
2018	—	2,698	1	275,000	277,698
2019	1	78,698	1	253,000	331,698
2020	1	130,860	—	—	130,860
2021	1	12,764	—	—	12,764
2022	1	3,660	1	200,000	203,660
2023	2	77,899	—	—	77,899
2024	—	1,034	—	—	1,034
2025	1	71,094	—	—	71,094
2026	—	1,157	—	—	1,157
Thereafter	2	3,146	—	—	3,146
Total	9	$383,852	3	$728,000	$1,111,852
Less: net debt issuance costs		(3,478)		(3,782)
Add: mark-to-market adjustment on assumed debt		560		—
Total borrowings (net basis)		$380,934		$724,218

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges under ASC Topic 815 is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the next 12 months, we estimate that approximately $1.7 million will be reclassified as an increase to interest expense related to active effective hedges of existing floating-rate debt, and we estimate that approximately $2.0 million will be reclassified as an increase to interest expense related to effective interest rate swaps where the hedging instrument has been terminated. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
The table below presents a reconciliation of the beginning and ending balances, between December 31, 2016 and June 30, 2017, of our accumulated other comprehensive loss (“AOCI”), net of amounts attributable to noncontrolling interests, related to the effective portion of our cash flow hedges as presented on our condensed consolidated financial statements, as well as amounts related to our available-for-sale securities (amounts in thousands):

	(Losses) and Gains on Cash Flow Hedges	Unrealized (Losses) and Gains on Available-For-Sale Securities	Accumulated Other Comprehensive Loss
Beginning balance as of December 31, 2016	$(5,849)	$(1,056)	$(6,905)
Other comprehensive income:
Amount of loss reclassified from AOCI into interest expense (effective portion) (net of tax benefit of $0)	2,744	—	2,744
Change in fair value recognized in AOCI (effective portion) (net of tax benefit of $0)	(1,332)	—	(1,332)
Net current-period other comprehensive income	1,412	—	1,412
Attribution of and other adjustments to AOCI attributable to noncontrolling interests	(84)	27	(57)
Ending balance as of June 30, 2017	$(4,521)	$(1,029)	$(5,550)
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
The majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with our derivative instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of potential default by us and our counterparties. As of June 30, 2017, we had assessed the significance of the impact of the credit valuation adjustments and had determined that it was not significant to the overall valuation of our derivative instruments. As a result, we have determined that our derivative valuations are classified in Level 2 of the fair value hierarchy.
As of June 30, 2017 and December 31, 2016, we had 10 and 11 outstanding interest rate swaps, respectively, that were designated as cash flow hedges of interest rate risk, with a total notional amount of $383.0 million and $395.1 million, respectively. In addition, as of June 30, 2017 and December 31, 2016, we had one interest rate swap with a total notional amount of $52.5 million that will become effective in July 2018 and mature in July 2021, which was designated as a cash flow hedge of interest rate risk.
As of June 30, 2017, we had two outstanding interest rate caps that were not designated as hedges, with a total notional amount of $227.9 million. Derivatives not designated as hedges are not speculative and are used to hedge our exposure to interest rate movements and other identified risks but do not meet the strict requirements for hedge accounting. In certain instances, including our current derivative not designated for hedge accounting, we elected not to apply hedge accounting.

The table below presents the gross fair value of our designated and non-designated derivative financial instruments as well as their classification on our accompanying condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 (amounts in thousands, except for footnoted information):

		Fair Value of Asset Derivatives as of			Fair Value of Liability Derivatives as of
	Balance Sheet Location	June 30, 2017	December 31, 2016	Balance Sheet Location	June 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets, net (1)	$1,937	$2,135	Other liabilities (1)	$(2,133)	$(2,777)
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets, net (1)	$14	$—	Other liabilities (1)	$—	$—
Total derivatives		$1,951	$2,135		$(2,133)	$(2,777)

(1)
Although our derivative contracts are subject to master netting arrangements which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on our accompanying condensed consolidated balance sheets. If we did net our derivative fair values on our accompanying condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, there would be no impact.

Effect of Derivative Instruments on the Statements of Income and Comprehensive Income (Loss)
The table below presents the effect of our derivative financial instruments on our accompanying financial statements for the three and six months ended June 30, 2017 and 2016 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Derivatives Designated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts	Interest rate contracts	Interest rate contracts
Amount of loss recognized in OCI (effective portion)	$(1,928)	$(4,902)	$(1,332)	$(15,098)
Location of loss reclassified from accumulated OCI into income (effective portion)	Interest expense	Interest expense	Interest expense	Interest expense
Amount of loss reclassified from accumulated OCI into income (effective portion)	$1,251	$1,199	$2,744	$2,317
Location of loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	Other income and (expense)	Other income and (expense)	Other income and (expense)	Other income and (expense)
Amount of loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	$(47)	$—	$—	$—
Derivatives Not Designated as Hedging Instruments
Derivative type	Interest rate cap	Interest rate cap	Interest rate cap	Interest rate cap
Amount of loss recognized in income	$(21)	$—	$(101)	$—
Location of loss recognized in income	Other income and (expense)	Other income and (expense)	Other income and (expense)	Other income and (expense)
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
As of June 30, 2017, the fair value of derivatives in a net liability position, which included accrued interest but excluded any credit valuation adjustments related to these agreements, was approximately $2.2 million. As of June 30, 2017, we have not posted any collateral related to these agreements. If we had breached any of these provisions at June 30, 2017, we could have been required to settle our obligations under the agreements at their termination value of $2.2 million.
6. FAIR VALUE OF FINANCIAL INSTRUMENTS
We use the framework established in ASC Topic 820, to measure the fair value of our financial instruments as disclosed in the table below. The fair values estimated below are indicative of certain interest rate and other assumptions as of June 30, 2017 and December 31, 2016, and may not take into consideration the effects of subsequent interest rate or other assumption fluctuations, or changes in the values of underlying collateral. The fair values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate their carrying values because of the short-term nature of these instruments.
The table below presents the carrying amounts and estimated fair values of our other financial instruments, other than derivatives which are disclosed in Note 5, as of June 30, 2017 and December 31, 2016 (amounts in thousands):
໿

	As of June 30, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Fixed-rate debt-related investments, net	$14,941	$15,463	$15,209	$15,784
Liabilities:
Fixed-rate mortgage notes (1)	$128,750	$131,552	$290,329	$291,624
Floating-rate mortgage notes	252,184	253,580	51,918	51,942
Floating-rate unsecured borrowings	724,218	728,000	706,554	711,000

(1) Amount includes a floating-rate mortgage note of approximately $32.6 million as of June 30, 2017 and $32.5 million as of December 31, 2016 that was subject to an interest rate spread of 1.60% over one-month LIBOR, which we have effectively fixed using an interest rate swap at 3.051% for the term of the borrowing.
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
7. STOCKHOLDERS’ EQUITY
Common Stock
During the six months ended June 30, 2017, we completed two self-tender offers pursuant to which we accepted for purchase approximately 11.8 million unclassified shares of common stock, which we refer to as “Class E” shares, at a weighted average purchase price of $7.50 per share for an aggregate cost of approximately $88.2 million.

The following table describes the changes in each class of common shares during the six months ended June 30, 2017 (shares and dollar amounts in thousands):
໿

	Class E		Class A		Class W		Class I		Total
	Shares	Amount (1)	Shares	Amount (1)	Shares	Amount (1)	Shares	Amount (1)	Shares	Amount (1)
Balances, December 31, 2016	112,325	$1,298,189	2,001	$14,758	2,271	$16,381	34,039	$243,049	150,636	$1,572,377
Issuance of common stock:
Shares sold	—	—	107	836	254	1,916	1,178	8,870	1,539	11,622
Distribution reinvestment plan	872	6,568	25	190	30	222	430	3,235	1,357	10,215
Stock-based compensation (2)	—	—	—	—	—	—	(99)	(669)	(99)	(669)
Redemptions and repurchases of common stock	(12,320)	(92,421)	(75)	(567)	(69)	(521)	(1,056)	(7,939)	(13,520)	(101,448)
Balances, June 30, 2017	100,877	$1,212,336	2,058	$15,217	2,486	$17,998	34,492	$246,546	139,913	$1,492,097

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

(2)
During the six months ended June 30, 2017, approximately 140,000 shares that we had previously recognized as issued and outstanding were relinquished pursuant to an amendment to the Restricted Stock Unit Agreements (as defined in Note 8). Please see Note 8 for further discussion.

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
On June 27, 2017, we, our Operating Partnership and our Advisor entered into the Eleventh Amended and Restated Advisory Agreement, effective June 30, 2017, which clarified that all expense reimbursements available to the Advisor under the agreement are also available to affiliates of the Advisor and/or product specialists engaged by the Advisor to perform services under the agreement. The Advisory Agreement may be renewed for an unlimited number of successive one-year terms. The current term of the Advisory Agreement expires on June 30, 2018. Per the Advisory Agreement, in consideration for asset management services performed, we pay our Advisor an advisory fee comprised of two separate components: (1) a fixed amount that accrues daily in an amount equal to 1/365th of 1.15% of (a) the “Aggregate Fund NAV” (i.e., the aggregate net asset value or “NAV” of our Class E shares, Class A shares, Class W shares and Class I shares, along with the OP Units held by third parties) for such day and (b) the consideration received by us or our affiliate for selling Interests (defined below) in DST Properties (defined below) to third party investors, net of up-front fees and expense reimbursements payable out of gross sale proceeds from the sale of such Interests, including but not limited to sales commissions, dealer manager fees and non-accountable expense allowances, and (2) a performance component that is based on the annual non-compounded investment return provided to holders of “Fund Interests” (defined as our Class E shares, Class A shares, Class W shares, Class I shares, and OP Units held by third parties) such that our Advisor will receive 25% of the overall return in excess of 6%; provided that in no event may the performance condition exceed 10% of the overall return for such year, and subject to certain other limitations. Additionally, our Advisor will provide us with a waiver of a portion of its fees generally equal to the amount of the performance component that would have been payable with respect to the Class E shares and the Class E OP Units held by third parties until the NAV of such shares or units exceeds $10.00 per share or unit, the benefit of which will be shared among all holders of Fund Interests.
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
The Advisory Agreement also provides that we must reimburse our Advisor for any private offering organization and offering expenses, such as those of the DST Program (defined below), it incurs on our behalf, including Advisor personnel costs, unless it has agreed to receive a fee in lieu of reimbursement.
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
Public Offering Dealer Manager Agreement
Black Creek Capital Markets, LLC (f/k/a Dividend Capital Securities LLC) (our “Dealer Manager”), a related party, is distributing the shares of our common stock in our public offering on a “best efforts” basis. Our Dealer Manager is a member of the Financial Industry Regulatory Authority, Inc., or FINRA. Our Dealer Manager coordinates our distribution effort and manages our relationships with participating broker-dealers and financial advisors and provides assistance in connection with compliance matters relating to marketing our public offering.
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
Restricted Stock Unit Agreements
We have entered into Restricted Stock Unit Agreements (the “Advisor RSU Agreements”) with our Advisor. The purposes of our Advisor RSU Agreements are to promote an alignment of interests among our stockholders, our Advisor and the personnel of our Advisor and its affiliates, and to promote retention of the personnel of our Advisor and its affiliates. Each restricted stock unit that we grant pursuant to our Advisor RSU Agreements (the "Company RSUs") will, upon vesting, be settled in one share of our Class I common stock. The Company RSUs are subject to specified vesting and settlement provisions and, upon settlement in Class I shares of Company common stock, require offsets of advisory fees and expenses otherwise payable from the Company to our Advisor as described further below based on the NAV per Class I share on the grant date of the applicable Company RSU. Pursuant to the terms of the Advisor RSU Agreements, we have granted our Advisor approximately 842,000 Company RSUs. On April 13, 2017, we entered into an amendment to the Advisor RSU Agreements pursuant to which the Advisor agreed that approximately 208,000 of the RSUs originally granted under the Agreements would not vest (the "Relinquished RSUs"). Because the underlying shares will not vest and be delivered to the Advisor, no offset of advisory fees and expenses otherwise payable from the Company to the Advisor will occur with respect to the Relinquished RSUs. However, in consideration for the Advisor's agreement, we agreed to reduce future offsets of advisory fees and expenses in connection with vesting and settlement of other RSUs by approximately $33,000, which amount reflects an increase in net asset value per Class I share since the grants of certain of the Relinquished RSUs. As of June 30, 2017, approximately 123,000 Company RSUs remained unvested and unsettled.
As of June 30, 2017, our Advisor did not have any shares of Class I common stock issued upon settlement of Company RSUs that remained subject to fee offset. The Advisor is expected to redistribute a significant portion of the Company RSUs and/or shares to senior level employees of our Advisor and its affiliates that provide services to us, although the terms of such redistributions (including the timing, amount and recipients) remain solely in the discretion of our Advisor. The weighted average grant-date NAV per Class I share with respect to the unsettled Company RSUs is $7.29 as of June 30, 2017.
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
The chart below shows the grant dates, vesting dates, number of unvested shares as of June 30, 2017, and Grant Date NAV per Class I Share (share amounts in thousands).

Award	Grant Date	Vesting Dates	Number of Unvested Shares	Grant Date NAV per Class I Share
Company RSU	2/25/2015	4/13/2018	66	$7.18
Company RSU	2/4/2016	4/15/2019	57	7.41
Total/ weighted average			123	$7.29
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
Restricted Stock Grant
Effective February 2, 2017, we granted approximately 58,000 restricted shares of Class I common stock to certain employees of our Advisor and its affiliates at a price of $7.56 per share, of which 25% vested on the grant date with the remaining 75% vesting ratably over the next three anniversaries of the grant date. During the six months ended June 30, 2017, approximately 38,000 shares of restricted stock vested at a weighted average price of $7.55, based on our NAV per share as of the vesting dates. During the six months ended June 30, 2017, we recorded approximately $210,000 within “general and administrative expenses” in the accompanying condensed consolidated statements of income. Our restricted stock generally vests ratably over a period of three to four years.
Private Placements of Delaware Statutory Trust Interests
Private Placements
In March 2016, we, through our Operating Partnership, initiated a program to raise capital in private placements exempt from registration under the Securities Act of 1933, as amended (“Private Placements”), through the sale of beneficial interests (“Interests”) in specific Delaware statutory trusts holding real properties, including properties currently indirectly owned by our Operating Partnership (the “DST Program”). From 2006 through 2009, we, through our subsidiaries, conducted similar private placement offerings of fractional interests in which it raised a total of $183.1 million in gross proceeds. These fractional interests were all subsequently acquired by our Operating Partnership in exchange for an aggregate of 17.7 million OP Units. As of June 30, 2017, we had sold approximately $6.1 million in Interests, which we include in "other liabilities" in our accompanying condensed consolidated balance sheets.
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
Summary of Fees and Other Amounts
The following table summarizes fees and other amounts earned by our Advisor and its related parties in connection with services performed for us during the three and six months ended June 30, 2017 and 2016 (amounts in thousands, except footnoted information):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Advisory fees (1)	$3,451	$3,671	$6,941	$7,436
Other reimbursements paid to our Advisor (2)	2,026	2,092	4,304	4,304
Other reimbursements paid to our Dealer Manager	155	32	338	83
Advisory fees related to the disposition of real properties	286	—	286	1,807
Development management fee (3)	—	10	—	29
Primary dealer fee (4)	—	1,697	—	1,697
Selling commissions	5	17	25	67
Dealer manager fees	116	89	228	174
Distribution fees	19	17	38	34
Total	$6,058	$7,625	$12,160	$15,631

(1)
Amounts reported for the three months ended June 30, 2017 and 2016 include approximately $154,000 and $282,000, respectively, that we were not obligated to pay in consideration of the issuance of Company RSUs to our Advisor. Amounts reported for the six months ended June 30, 2017 and 2016 include approximately $443,000 and $565,000, respectively, that we were not obligated to pay in consideration of the issuance of Company RSUs to our Advisor.

(2) Other reimbursements paid to our Advisor for the three months ended June 30, 2017 and 2016 include approximately $1.7 million and $1.7 million, respectively, and include approximately $3.5 million and $3.6 million for the six months ended June 30, 2017 and 2016, respectively, to reimburse a portion of the salary, bonus and benefits for employees of our Advisor, including our executive officers, for services provided to us for which our Advisor does not otherwise receive a separate fee. The balance of such reimbursements are made up primarily of other general overhead and administrative expenses, including, but not limited to, allocated rent paid to both third parties and affiliates of our advisor, equipment, utilities, insurance, travel and entertainment, and other costs.

(3)	Pursuant to our amended Advisory Agreement, our Advisor no longer receives a development management fee in exchange for providing development management services.

(4)
Amounts reported represent primary dealer fees we paid to our Dealer Manager based on the gross proceeds raised by participating broker-dealers pursuant to certain selected dealer agreements. Of the primary dealer fee earned during the six months ended June 30, 2016, our Dealer Manager reallowed approximately $1.5 million to participating third-party broker-dealers and retained approximately $170,000.

See the accompanying condensed consolidated balance sheets for the amounts we owed to our Advisor and affiliates of our Advisor for such services and reimbursement of certain expenses as of June 30, 2017 and December 31, 2016. Pursuant to the Advisory Agreement, we accrue the advisory fee on a daily basis and pay our Advisor amounts due subsequent to each month-end. In addition, we recorded a liability of approximately $3.9 million for dealer manager and distribution fees that we estimate that we may pay to our Dealer Manager in future periods for shares of our common stock sold in our Follow-On Offering as of June 30, 2017. We anticipate that our Dealer Manager will reallow a significant portion of such fees to third-party broker dealers.
9. NET INCOME PER COMMON SHARE
Reconciliations of the numerator and denominator used to calculate basic net income per common share to the numerator and denominator used to calculate diluted net income per common share for the three and six months ended June 30, 2017 and 2016 are described in the following table (amounts in thousands, except per share information):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Numerator	2017	2016	2017	2016
Net income	$8,415	$135	$10,242	$48,373
Net income attributable to noncontrolling interests	(1,610)	(18)	(1,776)	(4,474)
Net income attributable to common stockholders	6,805	117	8,466	43,899
Dilutive noncontrolling interests share of net income	558	9	691	3,410
Numerator for diluted earnings per share – adjusted net income	$7,363	$126	$9,157	$47,309
Denominator
Weighted average shares outstanding-basic	145,288	161,209	147,577	162,581
Incremental weighted average shares effect of conversion of OP units	11,921	12,460	11,974	12,598
Weighted average shares outstanding-diluted	157,209	173,669	159,551	175,179
INCOME PER COMMON SHARE -BASIC AND DILUTED	$0.05	$0.00	$0.06	$0.27
໿

10. SEGMENT INFORMATION
We have three reportable operating segments, which include our three real property operating sectors (office, industrial, and retail), and we measure our profit and loss of our operating segments based on net operating income (“NOI”). We organize and analyze the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, investment strategies and objectives. Specifically, the physical characteristics of our buildings, the related operating characteristics, the geographic markets, and the type of tenants are inherently different for each of our segments. The following tables set forth revenue and the components of NOI of our segments for the three and six months ended June 30, 2017 and 2016 (amounts in thousands):
໿

	For the Three Months Ended June 30,
	Revenues		NOI
	2017	2016	2017	2016
Office	$27,624	$30,983	$16,224	$20,846
Industrial	1,330	1,534	975	1,110
Retail	21,082	20,185	16,276	15,114
Total	$50,036	$52,702	$33,475	$37,070

	For the Six Months Ended June 30,
	Revenues		NOI
	2017	2016	2017	2016
Office	$57,063	$64,952	$34,522	$44,130
Industrial	2,901	3,245	1,978	2,377
Retail	42,580	40,049	32,040	29,789
Total	$102,544	$108,246	$68,540	$76,296
We consider NOI to be an appropriate supplemental financial performance measure because NOI reflects the specific operating performance of our real properties, and excludes certain items that are not considered to be controllable in connection with the management of each property, such as depreciation and amortization, general and administrative expenses, advisory fees, acquisition-related expenses, interest and other (expense) income, interest expense, (gain) loss on extinguishment of debt and financing commitments, gain on the sale of real property, and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance as a whole, since it excludes such items that could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

The following table is a reconciliation of our reported net income attributable to common stockholders to our NOI for the three and six months ended June 30, 2017 and 2016 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to common stockholders	$6,805	$117	$8,466	$43,899
Debt-related income	(229)	(237)	(460)	(475)
Real estate depreciation and amortization expense	18,798	20,198	36,734	40,034
General and administrative expenses	2,024	2,338	4,274	4,958
Advisory fees, related party	3,451	3,671	6,941	7,436
Acquisition-related expenses	—	474	—	525
Impairment of real estate property	1,116	—	1,116	587
Other (income) and expense	89	69	198	11
Interest expense	10,163	10,422	19,847	21,383
Gain on extinguishment of debt and financing commitments	—	—	—	(5,136)
Gain on sale of real property	(10,352)	—	(10,352)	(41,400)
Net income attributable to noncontrolling interests	1,610	18	1,776	4,474
Net operating income	$33,475	$37,070	$68,540	$76,296
The following table reflects our total assets by business segment as of June 30, 2017 and December 31, 2016 (amounts in thousands):

	As of
	June 30, 2017	December 31, 2016
Segment assets:
Office	$808,079	$825,961
Industrial	41,595	57,651
Retail	812,844	827,799
Total segment assets, net	1,662,518	1,711,411

Non-segment assets:
Debt-related investments, net	14,941	15,209
Cash and cash equivalents	5,362	13,864
Other non-segment assets (1)	42,457	43,244
Total assets	$1,725,278	$1,783,728

(1)	Other non-segment assets primarily consist of corporate assets including restricted cash and receivables, including straight-line rent receivable.
໿

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements may relate to, without limitation, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), other development trends of the real estate industry, business strategies, and the growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors that may cause our results to vary are general economic and business (particularly real estate and capital market) conditions being less favorable than expected, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, availability and creditworthiness of prospective tenants, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, tenants’ ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental, regulatory and/or safety requirements, tenant bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control. For a further discussion of these factors and other risk factors that could lead to actual results materially different from those described in the forward-looking statements, see "Risk Factors" under (i) Item 1A of Part 1 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("the Commission") on March 3, 2017 and available at www.sec.gov and (ii) Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
The following table summarizes our investments in real properties, by segment, using our estimated fair value of these investments as of June 30, 2017 (amounts in thousands):
໿

	Geographic Markets	Number of Properties	Net Rentable Square Feet	% Leased (1)	Aggregate Fair Value
Office properties	13	16	3,404	81.3%	$1,187,550
Industrial properties	2	2	1,173	75.3%	54,850
Retail properties	9	33	3,738	95.7%	1,007,600
Real properties	19 (2)	51	8,315	86.9%	$2,250,000

(1)	Percentage leased is based on executed leases as of June 30, 2017.

(2)	The total number of our geographic markets does not equal the sum of the number of geographic markets by segment, as we have more than one segment in certain geographic markets.
We may target investments in four primary property categories of office, industrial, retail and multifamily. Although we may own properties in each of these categories, we are not tied to specific allocation targets and we may not always have significant holdings, or any holdings at all, in each category. For example, we do not currently own multifamily investments, although we intend to consider multifamily investment opportunities in the future. Also, through the disposition of assets, our ownership of industrial assets has declined to less than 5% of our portfolio as of June 30, 2017. From 2013 through the first half of 2016, our investment strategy primarily focused on multi-tenant office and necessity-oriented, multi-tenant retail investments located in what we believe are strong markets poised for long-term growth. Our current investment strategy will continue to focus on these multi-tenant office and necessity-oriented, multi-tenant retail investments. We intend to also incorporate industrial properties into our current investment strategy. We are currently working on selling certain non-strategic office and retail assets. If successful, the disposition of these assets will help us to increase our allocation to industrial real estate assets and our shorter term liquidity. However, there can be no assurance that we will be successful in this investment strategy, including with respect to any particular asset class. To a lesser extent we may invest in other types of real estate including, but not limited to, hospitality, medical offices, student housing and unimproved land. We anticipate that the majority of our real property investments will be made in the United States, although we may also invest in Canada and Mexico, and potentially elsewhere on a limited basis, to the extent that opportunities exist that may help us meet our investment objectives.
Any future and near-term obligations are expected to be funded primarily through the use of cash on hand, cash generated from operations, proceeds from our public offerings and other equity offerings, proceeds from the sale of existing investments, and the issuance and assumption of debt obligations.

•	Cash on hand — As of June 30, 2017, we had approximately $5.4 million of cash and cash equivalents.

•	Cash available under our credit facility — As of June 30, 2017, the unused portion of our line of credit was approximately $124.7 million, all of which was available to us.

•	Cash generated from operations — During the six months ended June 30, 2017, we generated approximately $35.6 million from operations of our real properties and income from debt-related investments.

•
Proceeds from offerings of equity securities — We currently maintain a public offering of our shares of common stock. During the six months ended June 30, 2017, we raised approximately $15.3 million in proceeds from the sale of Class A, W, and I shares in our current follow-on public offering, which commenced on September 16, 2015, including approximately $3.6 million under the distribution reinvestment plan. Additionally, during the six months ended June 30, 2017, we received approximately $6.6 million in proceeds from the distribution reinvestment plan offering of our unclassified shares of common stock, which we refer to as “Class E” shares (the “Class E DRIP Offering”). Additionally, during the six months ended June 30, 2017, we had raised approximately $3.5 million in proceeds from the sale of beneficial interests in specific Delaware statutory trusts holding real properties, which we include in "other liabilities" in our accompanying condensed consolidated balance sheets.

We believe that our existing cash balance, cash generated from operations, proceeds from our public offerings and our ability to sell investments and to issue debt obligations remains adequate to meet our expected capital obligations for the next twelve months.

Significant Transactions During the Six Months Ended June 30, 2017
Investment Activities
Real Property Dispositions
During the six months ended June 30, 2017, we completed the disposition of four properties aggregating approximately 660,000 net rentable square feet for an aggregate sales price of approximately $31.3 million. For additional discussion of our real property dispositions, see Note 3 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.
Please see "Subsequent Events" included in "Item 2. Management's Discussion and Analysis" of this Quarterly Report on Form 10-Q for additional information regarding investment activities occurring subsequent to June 30, 2017.
Financing Activities
Self-Tender Offer
During the six months ended June 30, 2017, we completed two self-tender offers pursuant to which we accepted for purchase approximately 11.8 million unclassified shares of common stock, which we refer to as “Class E” shares, at a weighted average purchase price of $7.50 per share for an aggregate cost of approximately $88.2 million. We funded the purchases with draws on our revolving credit facility.
Repayment of Mortgage Borrowing
During the six months ended June 30, 2017, we repaid four mortgage note borrowings in full with an aggregate balance of approximately $160.8 million at the time of the payoffs and a weighted average interest rate of 5.74%. We funded the repayment with proceeds from our revolving credit facility and our mortgage note borrowings discussed below.  For additional information on this repayment, see Note 4 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.
Mortgage Note Borrowing
During the six months ended June 30, 2017, we received proceeds of approximately $202.0 million from two mortgage note borrowings both subject to an interest rate spread of 2.25% over one-month LIBOR. For additional information on these borrowings, see Note 4 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.
Please see "Subsequent Events" included in "Item 2. Management's Discussion and Analysis" of this Quarterly Report on Form 10-Q for additional information regarding financing activities occurring subsequent to June 30, 2017.
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
The following table sets forth the components of NAV for the Company as of June 30, 2017 and March 31, 2017 (amounts in thousands except per share information). As used below, “Fund Interests” means our Class E shares, Class A shares, Class W shares, and Class I shares, along with the OP Units held by third parties, and “Aggregate Fund NAV” means the NAV of all of the Fund Interests.
໿

	As of June 30, 2017	As of March 31, 2017
Office properties	$1,187,550	$1,186,100
Industrial properties	54,850	81,050
Retail properties	1,007,600	1,013,300
Real properties	$2,250,000	$2,280,450
Debt-related investments	14,941	15,076
Total Investments	$2,264,941	$2,295,526
Cash and other assets, net of other liabilities	(15,449)	(13,843)
Debt obligations	(1,111,852)	(1,095,063)
Outside investors' interests	—	(2,599)
Aggregate Fund NAV	$1,137,640	$1,184,021
Total Fund Interests outstanding	151,738	157,409
NAV per Fund Interest	$7.50	$7.52
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
Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from net book value on a GAAP basis. Most significantly, the valuation of our real estate assets, which is the largest component of our NAV calculation, will be provided to us by the Independent Valuation Firm on a daily basis. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. We generally do not undertake to mark-to-market our debt-related investments or real estate-related liabilities, but rather these assets and liabilities are usually included in our determination of NAV at amounts determined in accordance with GAAP, which amounts have been and could in the future be materially different from the amount of these assets and liabilities if we were to undertake to mark-to-market our debt. Also for NAV purposes, we mark-to-market our hedging instruments on a frequency that management determines to be practicable under the circumstances and currently we seek to mark-to-market our hedging instruments on a weekly basis. However, our NAV policies and procedures allow for that frequency to change to be more or less frequent. Other examples that will cause our NAV to differ from our GAAP net book value include the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV, and, for purposes of determining our NAV, the assumption of a value of zero in certain instances where the balance of a loan exceeds the value of the underlying real estate properties, where GAAP net book value would reflect a negative equity value for such real estate properties, even if such loans are non-recourse. Third party appraisers may value our individual real estate assets using appraisal standards that deviate from fair value standards under GAAP. The use of such appraisal standards may cause our NAV to deviate from GAAP fair value principles. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP.
Under GAAP, we record liabilities for dealer manager and distribution fees that we (i) currently owe Black Creek Capital Markets, LLC (f/k/a Dividend Capital Securities LLC) (our “Dealer Manager”) under the terms of our Dealer Manager agreement and (ii) for an estimate that we may pay to our Dealer Manager in future periods for shares of our common stock sold pursuant to the prior offering, which commenced on July 12, 2012 and terminated on September 15, 2015, and the current follow-on offering, which commenced on September 16, 2015. As of June 30, 2017, we recorded a total liability for dealer manager and distribution fees of approximately $3.9 million, comprised of a $45,000 current payable to our dealer manager and a $3.9 million estimated liability for dealer manager and distributions fees that we may pay to our dealer manager in future periods. We do not deduct the $3.9 million liability for estimated future dealer manager and distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time should not include consideration of any estimated future dealer manager and distribution fees that may become payable after such date.
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
The June 30, 2017 valuation for our real properties was provided by the Independent Valuation Firm in accordance with our valuation procedures and determined starting with the appraised value. The aggregate real property valuation of $2.25 billion compares to a GAAP basis of real properties (before accumulated amortization and depreciation and the impact of intangible lease liabilities) of $2.09 billion, representing an increase of approximately $161.9 million or 7.8%. Certain key assumptions that were used by our Independent Valuation Firm in the discounted cash flow analysis are set forth in the following table based on weighted averages by property type.
໿

	Office	Industrial	Retail	Weighted Average Basis
Exit capitalization rate	6.59%	8.00%	6.41%	6.55%
Discount rate / internal rate of return ("IRR")	7.31%	8.44%	6.96%	7.18%
Annual market rent growth rate	3.17%	3.00%	2.81%	3.00%
Average holding period (years)	10.2	12.0	10.1	10.2
A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, an increase in the weighted-average annual discount rate/IRR and the exit capitalization rate of 0.25% would reduce the value of our real properties by approximately 1.95% and 2.32%, respectively.

The following table sets forth the quarterly changes to the components of NAV for the Company and the reconciliation of NAV changes for each class of shares (amounts in thousands, except per share information):

	Total	Class E Common Stock	Class A Common Stock	Class W Common Stock	Class I Common Stock	Class E OP Units
NAV as of March 31, 2017	$1,184,021	$803,618	$15,300	$18,166	$257,250	$89,687
Fund level changes to NAV
Realized/unrealized losses on net assets	(6,011)	(4,010)	(81)	(97)	(1,353)	(470)
Income accrual	19,923	13,474	260	316	4,363	1,510
Dividend accrual	(14,020)	(9,573)	(142)	(196)	(3,036)	(1,073)
Advisory fee	(3,431)	(2,321)	(45)	(54)	(751)	(260)
Performance-based fee	—	—	—	—	—	—
Class specific changes to NAV
Dealer Manager fee	(116)	—	(23)	(28)	(65)	—
Distribution fee	(19)	—	(19)	—	—	—
NAV as of June 30, 2017 before share/unit sale/redemption activity	$1,180,347	$801,188	$15,250	$18,107	$256,408	$89,394
Dollar/unit sale/redemption activity
Amount sold	11,535	3,208	264	781	7,282	—
Amount redeemed	(54,242)	(48,083)	(86)	(248)	(5,578)	(247)
NAV as of June 30, 2017	$1,137,640	$756,313	$15,428	$18,640	$258,112	$89,147
Shares/units outstanding as of March 31, 2017	157,409	106,837	2,034	2,415	34,200	11,923
Shares/units sold	1,535	427	35	104	969	—
Shares/units redeemed	(7,206)	(6,387)	(11)	(33)	(742)	(33)
Shares/units outstanding as of June 30, 2017	151,738	100,877	2,058	2,486	34,427	11,890
NAV per share/unit as of March 31, 2017		$7.52	$7.52	$7.52	$7.52	$7.52
Change in NAV per share/unit		(0.02)	(0.02)	(0.02)	(0.02)	(0.02)
NAV per share/unit as of June 30, 2017		$7.50	$7.50	$7.50	$7.50	$7.50
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
Net Income Attributable to Common Stockholders
Our net income attributable to common stockholders increased to approximately $6.8 million for the three months ended June 30, 2017 from approximately $117,000 for the three months ended June 30, 2016. The increase was primarily a result of a gain on sale of real property, largely driven by the disposition of three industrial properties ("the Industrial Portfolio") during the three months ended June 30, 2017, partially offset by (i) a decrease in real property NOI from continuing operations primarily as a result of the expiration of our lease with Sybase Inc. ("Sybase") in January 2017 and 2016 real estate property disposition activity and (ii) an impairment of real estate property during the three months ended June 30, 2017.
Our net income attributable to common stockholders decreased to approximately $8.5 million for the six months ended June 30, 2017 from approximately $43.9 million for the six months ended June 30, 2016. The decrease was primarily a result of (i) a decrease in gain on sale of real property and a decrease in gain on extinguishment of debt and financing, largely driven by the disposition of three office properties during the six months ended June 30, 2016 and (ii) a decrease in real property NOI from continuing operations primarily as a result of the expiration of our lease with Sybase in January 2017 and 2016 real estate property disposition activity, partially offset by a decrease in interest expense.
The following series of tables and discussions describe in more detail our results of operations, including those items specifically mentioned above, for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016.
Three and Six-Months Comparison
Our results of rental activities are presented in two groups: (i) all operating properties that we acquired prior to January 1, 2016 and owned through June 30, 2017 (the “Same Store Portfolio”), providing meaningful comparisons for the three and six months ended June 30, 2017 and the three and six months ended June 30, 2016, and (ii) all other operating properties, which were acquired or disposed during the same period (the “Non-Same Store Portfolio”). The Same Store Portfolio includes 50 properties, comprising approximately 8.2 million square feet or 99.0% of our total portfolio when measured by square feet.
The following table illustrates the changes in rental revenues, rental expenses, and net operating income for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 (dollar amounts in thousands, except footnoted information).

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Revenue
Base rental revenue - Same Store Portfolio (1)	$36,689	$40,925	$(4,236)	-10%	$75,188	$81,528	$(6,340)	-8%
Average % leased	86.7%	92.5%	(5.8)%	-6%	88.3%	92.4%	(4.1)%	-4%
Other rental revenue - Same Store Portfolio (2)	11,477	10,447	1,030	10%	23,432	21,183	2,249	11%
Total rental revenue - Same Store Portfolio	48,166	51,372	(3,206)	-6%	98,620	102,711	(4,091)	-4%
Rental revenue - Non-Same Store Portfolio	1,870	1,330	540	41%	3,924	5,535	(1,611)	-29%
Total rental revenue	$50,036	$52,702	$(2,666)	-5%	$102,544	$108,246	$(5,702)	-5%
Rental Expenses
Same Store Portfolio	$16,038	$15,077	$961	6%	$32,759	$30,364	$2,395	8%
Non-Same Store Portfolio	523	555	(32)	-6%	1,245	1,586	(341)	-22%
Total rental expenses	$16,561	$15,632	$929	6%	$34,004	$31,950	$2,054	6%
Net Operating Income
Real property - Same Store Portfolio (2)	$32,128	$36,295	$(4,167)	-11%	$65,861	$72,347	$(6,486)	-9%
Real property - Non-Same Store Portfolio	1,347	775	572	74%	2,679	3,949	(1,270)	-32%
Total net operating income (3)	$33,475	$37,070	$(3,595)	-10%	$68,540	$76,296	$(7,756)	-10%

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

(2)
Our same store NOI includes certain non-cash GAAP adjustments for rental revenue for straight line rent and amortization of above market lease assets and below market lease liabilities that caused a increase to GAAP NOI of approximately $376,000 and $67,000 for the three months ended June 30, 2017 and 2016, respectively, and approximately $709,000 and $200,000 for the six months ended June 30, 2017 and 2016, respectively.

(3)
For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “Our Operating Results” above. See also Note 10 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Net Operating Income
Base Rental Revenue - Same Store
The table below presents the factors contributing to the decrease in our same store base rental revenue for the three months ended June 30, 2017 and 2016 (dollar amounts other than annualized base rent per square foot in thousands):
໿

Same Store Portfolio	Base Rent for the Three Months Ended June 30,			Average % Leased for the Three Months Ended June 30,		Annualized Base Rent per Square Foot for the Three Months Ended June 30 (1),
	2017	2016	$ Change	2017	2016	2017	2016
Office	$20,918	$25,322	$(4,404)	82.0%	95.8%	$29.98	$31.05
Industrial	860	838	22	75.3%	75.3%	3.89	3.79
Retail	14,911	14,765	146	94.8%	94.9%	17.21	17.03
Total base rental revenue - same store	$36,689	$40,925	$(4,236)	86.7%	92.5%	$20.55	$21.50

(1)	Represents contractual base rent and does not include the impact of tenant concessions, such as free rent and tenant reimbursements.
Base rental revenue in our Same Store Portfolio decreased for the three months ended June 30, 2017, compared to the same period in 2016, primarily due to a decrease in our office portfolio as a result of the Sybase lease expiration in January 2017. Excluding the impact of the Sybase lease expiration, base rental revenue in our Same Store Portfolio increased approximately $422,000 to $36.7 million for the three months ended June 30, 2017 from approximately $36.3 million for the same period in 2016 primarily due to an increase in annualized base rent per square foot in our office portfolio for the three months ended June 30, 2017, resulting from scheduled rent escalations for existing leases and improving rental rates for new and renewal leases.
The table below presents the factors contributing to the decrease in our same store base rental revenue for the six months ended June 30, 2017 and 2016 (dollar amounts other than annualized base rent per square foot in thousands):

Same Store Portfolio	Base Rent For the Six Months Ended June 30,			Average % Leased For the Six Months Ended June 30,		Annualized Base Rent per Square Foot for the Six Months Ended June 30 (1),
	2017	2016	$ Change	2017	2016	2017	2016
Office	$43,668	$50,297	$(6,629)	85.9%	95.8%	$29.85	$30.83
Industrial	1,720	1,675	45	75.3%	75.3%	3.89	3.79
Retail	29,800	29,556	244	94.6%	94.6%	17.23	17.09
Total base rental revenue - same store	$75,188	$81,528	$(6,340)	88.3%	92.4%	$20.69	$21.44

(1)	Represents contractual base rent and does not include the impact of tenant concessions, such as free rent and tenant reimbursements.

Base rental revenue in our Same Store Portfolio decreased for the six months ended June 30, 2017, compared to the same period in 2016, primarily due to a decrease in our office portfolio as a result of the Sybase lease expiration in January 2017. Excluding the impact of the Sybase lease expiration, base rental revenue in our Same Store Portfolio increased approximately $1.4 million to $73.6 million for the six months ended June 30, 2017, from approximately $72.2 million for the same period in 2016 primarily due to an increase in annualized base rent per square foot in our office portfolio for the six months ended June 30, 2017, resulting from scheduled rent escalations for existing leases and improving rental rates for new and renewal leases.
Other Rental Revenue - Same Store
Same store other rental revenue increased for the three and six months ended June 30, 2017, compared to the same periods in 2016, primarily due to a decrease in unfavorable straight-line and above-market rent adjustments resulting from the Sybase lease expiration in January 2017. Excluding the impact of the Sybase lease expiration, other rental revenue in our Same Store Portfolio was relatively flat for the three and six months ended June 30, 2017, compared to the same periods in 2016.

Rental Expenses - Same Store
The table below presents the amounts recorded and changes in rental expense of our Same Store Portfolio for the three and six months ended June 30, 2017 and 2016 (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Real estate taxes	$6,832	$5,852	$980	16.7%	$13,538	$11,858	$1,680	14.2%
Repairs and maintenance	4,665	4,233	432	10.2%	9,661	8,589	1,072	12.5%
Utilities	1,875	1,846	29	1.6%	3,774	3,929	(155)	-3.9%
Property management fees	1,216	1,217	(1)	-0.1%	2,422	2,382	40	1.7%
Insurance	361	318	43	13.5%	717	637	80	12.6%
Other	1,089	1,611	(522)	-32.4%	2,647	2,969	(322)	-10.8%
Total same store rental expense	$16,038	$15,077	$961	6.4%	$32,759	$30,364	$2,395	7.9%
The increase in real estate taxes of the Same Store Portfolio for the three and six months ended June 30, 2017, compared to the same periods in 2016, is primarily attributable to (i) certain real estate taxes are no longer tenant paid as a result of the Sybase lease expiration in January 2017 and (ii) an increase in property values. The increase in repairs and maintenance expenses of the Same Store Portfolio for the three and six months ended June 30, 2017, compared to the same periods in 2016, is primarily attributable to an increase in the number of painting and parking lot repairs during the three and six months ended June 30, 2017 compared to the same periods in 2016. The decrease in other expenses of the Same Store Portfolio for the three and six months ended June 30, 2017, compared to the same periods in 2016 is primarily attributable to decrease in reserves for bad debt in our retail portfolio.
Real Property – Non-Same Store Portfolio
The increase in rental revenue and NOI in our Non-Same Store Portfolio for the three months ended June 30, 2017, compared to the same period in 2016 is primarily attributable to the acquisition of a retail property in May 2016 partially offset by the disposition of real properties during 2017 and 2016.
The decrease in rental revenue and NOI in our Non-Same Store Portfolio for the six months ended June 30, 2017, compared to the same period in 2016 is primarily attributable to the disposition of an office property in Washington, DC in February 2016 partially offset by the acquisition of a retail property in May 2016.
Other Operating Expenses
Real Estate Depreciation and Amortization Expense
Depreciation and amortization expense decreased for three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to certain intangible lease assets becoming fully amortized partially offset by the write-off of certain intangible lease assets as a result of early lease terminations.
General and Administrative Expenses
General and administrative expenses decreased for three and six months ended June 30, 2017 compared to the same periods in 2016, primarily due to a decrease in reimbursements paid to our Advisor due to lower acquisition activity during the three and six months ended June 30, 2017.
Advisory Fees
The decrease in advisory fees for three and six months ended June 30, 2017 compared to the same periods in 2016 primarily resulted from the common stock redemptions pursuant to our self-tender offerings in 2016 and 2017. See Note 8 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of all fees and reimbursements that we paid to our Advisor during the three and six months ended June 30, 2017 and 2016.

Impairment of Real Estate Property
We recorded $1.1 million in impairment charges during the three and six months ended June 30, 2017 due to the net book value of a retail property exceeding the contract sales price less cost prior to disposition. We recorded approximately $587,000 in impairment charges related to our real properties during the six months ended June 30, 2016.
See Note 3 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of impairment charges recorded during the three and six months ended June 30, 2017 and 2016.
Other Income (Expenses)
Interest Expense
Interest expense decreased for the three and six months ended June 30, 2017, compared to the same periods in 2016, primarily due to a decrease of the weighted average interest rate to 3.3% as of June 30, 2017 from 3.6% as of June 30, 2016. During 2017 and 2016, we repaid $487.0 million of mortgage note borrowings with proceeds from our revolving line of credit and issued $287.5 million of new mortgage note borrowings. The following table further describes our interest expense by debt obligation, and includes amortization of deferred financing costs, amortization related to our derivatives, and amortization of discounts and premiums for the three and six months ended June 30, 2017 and 2016 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Debt Obligation	2017	2016	2017	2016
Mortgage notes	$3,496	$6,263	$7,123	$13,109
Unsecured borrowings	6,606	4,155	12,627	8,270
Financing obligations	61	4	97	4
Total interest expense	$10,163	$10,422	$19,847	$21,383
Gain on Extinguishment of Debt and Financing Commitments
During the six months ended June 30, 2016, we had a gain of approximately $5.1 million on extinguishment of debt and financing commitments. The gain in 2016 resulted from the extinguishment of a $5.1 million contingently payable mortgage note that was not ultimately required to be repaid. There was no comparable transaction in 2017.
Gain on Sale of Real Property
During the three months ended June 30, 2017, we had a gain on sale of real property of approximately $10.4 million. During the six months ended June 30, 2017 and 2016, we had a gain on sale of real property of approximately $10.4 million and $41.4 million, respectively. For a detailed discussion of the real properties we disposed of during the three and six months ended June 30, 2017 and 2016, see Note 3 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.
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

The following table presents a reconciliation of FFO to net income for the three and six months ended June 30, 2017 and 2016 (amounts in thousands, except per share information):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Reconciliation of net earnings to FFO:
Net income attributable to common stockholders	$6,805	$117	$8,466	$43,899
Add (deduct) NAREIT-defined adjustments:
Depreciation and amortization expense	18,798	20,198	36,734	40,034
Gain on disposition of real property	(10,352)	—	(10,352)	(41,400)
Impairment of real estate property	1,116	—	1,116	587
Noncontrolling interests’ share of net income	1,610	18	1,776	4,474
Noncontrolling interests’ share of FFO	(1,410)	(1,499)	(2,937)	(4,578)
FFO attributable to common shares-basic	16,567	18,834	34,803	43,016
FFO attributable to dilutive OP Units	1,360	1,456	2,823	3,334
FFO attributable to common shares-diluted	$17,927	$20,290	$37,626	$46,350
FFO per share-basic and diluted	$0.11	$0.12	$0.24	$0.26
Weighted average number of shares outstanding
Basic	145,288	161,209	147,577	162,581
Diluted	157,209	173,669	159,551	175,179

Limitations of FFO

FFO is presented herein as a supplemental financial measure and has inherent limitations. We do not use FFO as, nor should it be considered to be, an alternative to net income (loss) computed under GAAP as an indicator of our operating performance, or as an alternative to cash from operating activities computed under GAAP, or as an indicator of liquidity or our ability to fund our short or long-term cash requirements, including distributions to stockholders. Management uses FFO, in addition to net income (loss) computed under GAAP and cash flows from operating activities computed under GAAP, to evaluate our consolidated operating performance and as a guide to making decisions about future investments. Our FFO calculation does not present, nor do we intend it to present, a complete picture of our financial condition and operating performance. We caution investors against using FFO to determine a price to earnings ratio or yield relative to our NAV. We believe that net income (loss) computed under GAAP remains the primary measure of performance and that FFO is only meaningful when used in conjunction with net income (loss) computed under GAAP. Further, we believe that our consolidated financial statements, prepared in accordance with GAAP, provide the most meaningful picture of our financial condition and operating performance.

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

Liquidity and Capital Resources
Liquidity Outlook
We believe our existing cash balance, our available credit under our revolving credit facilities, cash from operations, additional proceeds from our public offerings, proceeds from the sale of existing investments, and prospective debt or equity issuances will be sufficient to meet our liquidity and capital needs for the foreseeable future, including the next 12 months. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, distribution payments, debt service payments, including debt maturities of approximately $277.2 million, redemption payments, issuer tender offers, and acquisitions of real property and debt-related investments. Borrowings that are subject to extension options are also subject to certain lender covenants and restrictions that we must meet to extend the initial maturity date. We currently believe that we will qualify for these extension options. However, we cannot guarantee that we will meet the requirements to extend the notes upon initial maturity. In the event that we do not qualify to extend the notes, we expect to repay them with proceeds from new borrowings or available proceeds from our revolving credit facility.
In order to maintain a reasonable level of liquidity for redemptions of Class A, Class W and Class I shares pursuant to our Second Amended and Restated Class A, W and I Share Redemption Program (the “Class AWI SRP”), we intend to generally maintain under normal circumstances the following aggregate allocation to sources of liquidity, which include liquid assets and capacity under our borrowing facilities: (1) 10% of the aggregate NAV of our outstanding Class A, Class W and Class I shares up to $1 billion of collective Class A, Class W and Class I share NAV, and (2) 5% of the aggregate NAV of our outstanding Class A, Class W and Class I shares in excess of $1 billion of collective Class A, Class W and Class I share NAV. However, as set forth in the Class AWI SRP, no assurance can be given that we will maintain this allocation to liquid assets. Our board of directors has the right to modify, suspend or terminate our Class AWI SRP if it deems such action to be in the best interest of our stockholders. As of June 30, 2017, the aggregate NAV of our outstanding Class A, Class W and Class I shares was approximately $292.2 million.
We calculate our leverage for reporting purposes as the outstanding principal balance of our total borrowings divided by the fair value of our real property and debt-related investments. Based on this methodology, our leverage was 49.1% as of June 30, 2017.  There are other methods of calculating our overall leverage ratio that may differ from this methodology, such as the methodology used in determining our compliance with corporate borrowing covenants. Our leverage, as calculated under our corporate borrowing covenants, was 52.3% as of June 30, 2017.
As of June 30, 2017, we had approximately $5.4 million of cash and cash equivalents compared to $13.9 million as of December 31, 2016. The following discussion summarizes the sources and uses of our cash during the six months ended June 30, 2017.
Operating Activities
Net cash provided by operating activities decreased by approximately $7.8 million to approximately $35.6 million for the six months ended June 30, 2017 from approximately $43.4 million for the same period in 2016. The decrease is primarily due to (i) a decrease in NOI as discussed previously under "Our Operating Results.
Lease Expirations
Our primary source of funding for our property-level operating expenses and debt service payments is rent collected pursuant to our tenant leases. Our operating portfolio was approximately 86.9% leased as of June 30, 2017, compared to approximately 90.2% as of June 30, 2016. Our properties are generally leased to tenants for terms ranging from three to ten years. As of June 30, 2017,  the weighted average remaining term of our leases was approximately 4.4 years, based on annualized base rent, and 4.8 years, based on leased square footage.

The following is a schedule of expiring leases for our consolidated operating properties by annualized base rent and square footage as of June 30, 2017 and assuming no exercise of lease renewal options (dollar amounts and square footage amounts in thousands, except footnoted information):

	Lease Expirations
Year (1)	Number of Leases Expiring	Annualized Base Rent (2)%		Square Feet	%
2017 (3)	44	$13,832	9.1%	442	6.1%
2018	110	10,538	7.0%	454	6.3%
2019	107	24,885	16.4%	1,122	15.4%
2020	116	24,412	16.1%	1,117	15.4%
2021	63	16,384	10.8%	1,260	17.3%
2022	63	12,803	8.5%	690	9.5%
2023	43	17,604	11.6%	690	9.5%
2024	26	5,364	3.5%	335	4.6%
2025	17	4,029	2.7%	149	2.1%
2026	17	3,241	2.1%	182	2.5%
Thereafter	40	18,374	12.2%	822	11.3%
Total	646	$151,466	100.0%	7,263	100.0%

(1)
The lease expiration year does not include the consideration of any renewal or extension options. Also, the lease expiration year is based on noncancellable lease terms and does not extend beyond any early termination rights that the tenant may have under the lease.

(2)	Annualized base rent represents the annualized monthly base rent of leases executed as of June 30, 2017.

(3)
Represents the number of leases expiring and annualized base rent for the remainder of 2017. Includes 11 leases with annualized base rent of approximately $319,000 that are on a month-to-month basis. In January 2017, our lease with Sybase, our second largest tenant as of December 31, 2016 based upon annualized base rent, was terminated and is no longer included in the above table.

໿
Our most significant lease is Charles Schwab & Co., Inc. ("Schwab") which leases 100% of a 594,000 square foot office property in Northern New Jersey (“3 Second Street", formerly known as Harborside). The Schwab lease will expire September 2017 and we do not expect the lease to be renewed or extended. The Schwab lease comprises $23.5 million, or 15.5%, of our total annualized base rent as of June 30, 2017 and $8.1 million, or 11.8%, of our total NOI for the six months ended June 30, 2017. As of June 30, 2017, the Schwab lease comprises 7.1% of our total portfolio when measured in square feet.
However, 3 Second Street is 100% subleased to 25 tenants through September 2017 and furthermore 11 of these subleases comprising 368,000 square feet or 62% of 3 Second Street, have executed leases directly with us that effectively extend their leases beyond the Schwab lease expiration. These direct leases will expire between September 2020 and September 2032. As a result, the above lease expiration table includes these direct leases in the years in which the leases will expire, as opposed to reflecting the full impact of the lease expiration of the current in-place lease with Schwab in 2017.
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
During the six months ended June 30, 2017, we signed new leases for approximately 337,000 square feet and renewal leases for approximately 239,000 square feet. Notable new leases during the three months ended June 30, 2017 includes (i) a 53,000 square foot lease with WeWork LLC to replace HotWire, Inc. at an office property in San Fransisco, CA and (ii) a 40,000 square foot lease with Burlington Stores Inc. to replace a vacant space at a retail property in Philadelphia, PA due to Sports Authority's bankruptcy. Subsequent to June 30, 2017, we entered into a 73,000 square foot lease with Trinet Group, Inc. at an office property in East Bay, CA to partially replace Sybase.
Tenant improvements and leasing commissions related to these leases were approximately $9.9 million and $3.0 million, respectively, or $17.19 and $5.27 per square foot, respectively. Of the leases, approximately 168,000 square feet were considered comparable leases, with average straight line rent growth of 54.8%, and tenant improvements and incentives of approximately $89.17 per square foot. Comparable leases comprise leases for which prior leases were in place for the same suite within twelve months of executing a new lease. Comparable leases must have terms of at least six months and the square footage of the suite occupied by the prior tenant cannot be more or less than 50% different from the size of the new lease's suite.

Investing Activities
We had net cash used in investing activities of approximately $19.2 million for the six months ended June 30, 2017, compared to net cash provided by investing activities of approximately $98.0 million for the same period in 2016. The $78.8 million change is primarily due to a $146.9 million decrease in proceeds from disposition of real properties, partially offset by a (i) a $65.9 million decrease in cash paid to acquire operating properties and (ii) a $2.3 million decrease in capital expenditures.
Financing Activities
Net cash used in financing activities decreased approximately $76.7 million to approximately $63.3 million for the six months ended June 30, 2017 from $140.0 million for the same period in 2016. The decrease is primarily due to a $121.7 million increase in cash received from net borrowing activities, partially offset by (i) a $7.0 million increase in cash paid for redemption of common shares and (ii) a $37.8 million decrease in proceeds from the sale of our common shares.
During the six months ended June 30, 2017 and 2016, we raised approximately $15.3 million and $51.4 million in proceeds from the sale of Class A, W, and I shares, respectively, including approximately $3.6 million and $2.6 million under the distribution reinvestment plan, respectively. The decline in proceeds largely resulted from a primary dealer offering during the three months ended June 30, 2016. We have offered and will continue to offer Class E shares of common stock through the Class E DRIP Offering. The amount raised under the Class E DRIP Offering decreased by approximately $1.0 million to approximately $6.6 million for the six months ended June 30, 2017, from approximately $7.6 million for the same period in 2016.
Debt Maturities
One of our borrowings with an aggregate outstanding balance as of June 30, 2017 of approximately $275.0 million has a maturity before January 1, 2019; however, this borrowing is subject to two one-year extension options. For additional information on our upcoming debt maturities, see Note 4 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.
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
The following table sets forth the amounts and sources of distributions declared for the three and six months ended June 30, 2017 and 2016 (dollar amounts in thousands, except footnoted information):
໿

	For the Three Months Ended				For the Six Months Ended
Distributions:	June 30, 2017	% of Total Distributions	June 30, 2016	% of Total Distributions	June 30, 2017	% of Total Distributions	June 30, 2016	% of Total Distributions
Common stock distributions paid in cash	$8,027	56.3%	$9,284	59.2%	$16,316	56.5%	$18,840	59.5%
Other cash distributions (1)	1,300	9.2%	1,267	8.1%	2,550	8.9%	2,581	8.2%
Total cash distributions	$9,327	65.5%	$10,551	67.3%	$18,866	65.4%	$21,421	67.7%
Common stock distributions reinvested in common shares	4,920	34.5%	5,120	32.7%	9,996	34.6%	10,219	32.3%
Total distributions	$14,247	100.0%	$15,671	100.0%	$28,862	100.0%	$31,640	100.0%
Sources of distributions:
Cash flow from operations (2)	$18,285	128.3%	$28,147	179.6%	$35,591	123.3%	$43,361	137.0%
Financial performance metric:
NAREIT-defined FFO (3)	$17,927	125.8%	$20,290	129.5%	$37,626	130.4%	$46,350	146.5%

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

(2)
Prior to January 1, 2017, expenses associated with the acquisition of real property were recorded to earnings and as a deduction to our cash from operations. As of January 1, 2017, we adopted Accounting Standards Update 2017-01 ("ASU 2017-01") and anticipate that our future acquisitions of real property will likely be accounted for as asset acquisitions which requires capitalization of acquisition costs as a component of the acquired assets. See Note 2 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional discussion regarding ASU 2017-01. We did not incur any acquisition-related expenses for the three and six months ended June 30, 2017. We incurred acquisition-related expenses of approximately $474,000 and $525,000 for the three and six months ended June 30, 2016, respectively.

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

Redemptions
Below is a summary of (i) Class E common stock repurchases pursuant to our self-tender offers, (ii) repurchases pursuant to our Class E Share Redemption Program (the “Class E SRP”), and (iii) repurchases pursuant to our Second Amended and Restated Class A, W and I Share Redemption Program (the “Class AWI SRP”) for each of the last four quarterly periods (number of shares in thousands).
໿
໿

For the Quarter Ended:	Number of Shares Requested for Redemption or Purchase	Number of Shares Redeemed or Purchased	Percentage of Shares Requested for Redemption Redeemed or for Purchase Purchased	Price Paid per Share
September 30, 2016
Class E SRP – Death or Disability Redemptions	466	466	100.0%	$7.40
Self-Tender Offer Purchases (1)	10,897	6,606	60.6%	7.35
Class AWI SRP	464	464	100.0%	7.42
Total / Average	11,827	7,536	63.7%	7.35
December 31, 2016
Class E SRP – Death or Disability Redemptions	360	360	100.0%	7.48
Self-Tender Offer Purchases (1)	7,697	7,697	100.0%	7.44
Class AWI SRP	301	301	100.0%	7.47
Total / Average	8,358	8,358	100.0%	7.44
March 31, 2017
Class E SRP – Death or Disability Redemptions	249	249	100.0%	7.56
Self-Tender Offer Purchases (1)	5,685	5,685	100.0%	7.51
Class AWI SRP	414	414	100.0%	7.55
Total / Average	6,348	6,348	100%	7.51
June 30, 2017
Class E SRP – Death or Disability Redemptions	315	315	100.0%	7.52
Self-Tender Offer Purchases (1)	6,071	6,071	100.0%	7.49
Class AWI SRP	786	786	100.0%	7.51
Total / Average	7,172	7,172	100.0%	7.49
Average	8,426	7,354	87.3%	$7.45

(1)	Amounts represent Class E shares purchased pursuant to self-tender offers, which we completed on September 13, 2016, December 9, 2016, March 10, 2017, and June 14, 2017.
See “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q for more information regarding redemptions of shares during the three months ended June 30, 2017.
Subsequent Events
The following occurred subsequent to June 30, 2017.

Acquisitions

On July 21, 2017, we acquired an industrial property in Livermore, CA comprising approximately 96,000 net rentable square feet from an unrelated third party, for a gross purchase price of approximately $16.2 million. At acquisition, the property was approximately 100% leased to four tenants. We acquired the property using proceeds from our revolving credit facility.

On July 26, 2017, we acquired an industrial property in Las Vegas, NV comprising approximately 248,000 net rentable square feet from an unrelated third party, for a gross purchase price of approximately $24.5 million. At acquisition, the property was approximately 100% leased to one tenant. We acquired the property using proceeds from our revolving credit facility.

Dispositions

On July 21, 2017, we disposed of one building of a multi-building industrial property in Dallas, TX comprising approximately 128,000 net rentable square feet to an unrelated third party. We sold the property, which had a net basis of approximately $7.3 million as of June 30, 2017, for a total sales price of $7.7 million.
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
As of June 30, 2017, the fair value of our fixed-rate borrowings was $131.6 million and the carrying value of our fixed-rate borrowings was $128.8 million. The fair value estimate of our fixed-rate borrowings was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of June 30, 2017. As we expect to hold our fixed-rate borrowings to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed-rate borrowings, would have a significant impact on our operations.
As of June 30, 2017, we had approximately $632.5 million of unhedged floating-rate borrowings outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our remaining variable rate borrowings were to increase 10%, we estimate that our quarterly interest expense would increase by approximately $194,000 based on our outstanding floating-rate debt as of June 30, 2017.
 We may seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by selectively utilizing derivative instruments to hedge exposures to changes in interest rates on loans secured by our assets. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy is designed to minimize the impact on our net income (loss) and funds from operations from changes in interest rates, the overall returns on our investments may be reduced. Our board of directors has established policies and procedures regarding our use of derivative instruments for hedging or other purposes. During the six months ended June 30, 2017, we recorded a decrease in our net liability value of approximately $460,000 as a result of changes in the value of our derivatives. Changes in the interest rate yield curve directly impact the value of our derivatives and, as capital market expectations of future interest rates have declined, so have the value of our derivatives.
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
The following new risk factors update these previously disclosed risk factors under the same heading in our Annual Report on Form 10-K.

We are exposed to risks arising from a small number of tenants comprising a significant portion of our income.
As of June 30, 2017, a significant portion of our annualized base rent comes from one tenant, Schwab, which leases 100% of 3 Second Street. As a result, we are particularly exposed to Schwab's ability and willingness to perform according to the contractual terms of the existing lease. The Schwab lease will expire in September 2017, and we do not expect the Schwab lease to be renewed or extended. When the lease expires, we may be forced to lower the rental rates or offer other concessions in order to retain the current subtenants. Any reduction in the rental rates or other lease terms may have a meaningful impact to our operating results. Further, when the Schwab lease expires, we will likely suffer from periods of receiving no rent while we seek replacement tenants, and incur costs related to finding replacement tenants. The Schwab lease comprises approximately 15.5% of our annualized base rent as of June 30, 2017. This lease includes 11 subleases comprising approximately 8.7% of our annualized base rent as of June 30, 2017, which are scheduled to expire between September 2020 and September 2032. We expect our rental income to be materially reduced during the periods we are seeking replacement tenants for this property. These factors could adversely affect our results of operations, financial condition, NAV and ability to pay distributions to our stockholders. For additional information regarding this lease expiration, see our discussion under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Operating Activities - Lease Expirations” included in this Quarterly Report on Form 10-Q.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Redemption Program and Other Redemptions or Repurchases
As of June 30, 2017, no material changes had occurred to our Class E SRP or our separate Class AWI SRP as discussed in Item 5 of our Annual Report on Form 10-K filed with the Commission on March 3, 2017.
Pursuant to the Class E SRP as of June 30, 2017, on an ongoing basis, redemptions are only available for redemptions in connection with the death or disability of a stockholder. With respect to all other Class E stockholders, our board of directors evaluates each quarter whether to make liquidity available through our Class E SRP or through a tender offer process. Although no assurances can be made, our board of directors currently intends to make liquidity available to Class E stockholders each quarter (other than liquidity made available in the event of the death or disability of a stockholder through the Class E SRP) in an amount that is at least equal to the greater of (A) (i) funds received from the sale of Class E shares under our distribution reinvestment plan during such calendar quarter, plus (ii) 50% of the difference between (a) the proceeds (net of sales commissions) received by us from the sale of Class A, Class W and Class I shares in any public primary offering and under our distribution reinvestment plan during the most recently completed calendar quarter, and (b) the dollar amount used to redeem Class A, Class W and Class I shares during the most recently completed calendar quarter pursuant to the Class AWI SRP, less (iii) funds used for redemptions of Class E shares in the most recently completed quarter due to qualifying death or disability requests of a stockholder during such calendar quarter and (B) the amount that would result in repurchases or redemptions, during any consecutive twelve month period, at least equal to five percent of the number of Class E shares outstanding at the beginning of such twelve-month period (the “Class E Liquidity Amount”), regardless of whether such liquidity will be made available through the Class E SRP or a tender offer, and excluding liquidity made available in the event of the death or disability of a stockholder through the Class E SRP. Our board of directors may at any time decide to reduce or eliminate the Class E Liquidity Amount.
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
In aggregate, for the three months ended June 30, 2017, we redeemed (i) approximately 6.1 million Class E shares pursuant to a self-tender offer for approximately $45.5 million and (ii) approximately 1.1 million shares of common stock pursuant to the Class E SRP and the Class AWI SRP for approximately $8.3 million, as described further in the table below (number of shares in thousands, except footnoted information).

Period	Total Number of Shares Redeemed or Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
April 1 - April 30, 2017	137	$7.49	137	—
May 1 - May 31, 2017	549	7.52	549	—
June 1 - June 30, 2017 (2)	6,486	7.49	6,486	—
Total	7,172	$7.49	7,172	—

(1)
Redemptions and repurchases are limited under the Class E SRP and the Class AWI SRP as described above and pursuant to the terms of self-tender offers announced from time to time. We redeemed all Class A, W, and I shares that were requested to be redeemed during the three months ended June 30, 2017. As of June 30, 2017, we had capacity under the Class AWI SRP to redeem up to an aggregate of $17.0 million of Class A, W, and I shares. Pursuant to the Class AWI SRP, this capacity resets at the beginning of each quarter.

(2)	Number of shares includes approximately 6.1 million Class E shares repurchased at $7.49 per share for an aggregate cost of approximately $45.5 million pursuant to a self-tender offer.
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
4.3
Statement regarding transfer restrictions, preferences, limitations and rights of holders of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-11 (File No. 333-175989), filed April 15, 2013

4.4	Second Amended and Restated Class A, W and I Share Redemption Program, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 17, 2014
10.1
Amendment to Restricted Stock Unit Agreements, by and between the Company,  Dividend Capital Total Realty Operating Partnership LP and Dividend Capital Total Advisors LLC, dated April 13, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 19, 2017

10.2	Eleventh Amended and Restated Advisory Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 30, 2017
31.1	Rule 13a-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Consent of Altus Group U.S., Inc.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
__________________
*    Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL DIVERSIFIED PROPERTY FUND INC.

Date: August 14, 2017	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Chief Executive Officer

Date: August 14, 2017	/s/ M. KIRK SCOTT
M. Kirk Scott Chief Financial Officer and Treasurer