Form 10-Q
period 2017-09-30
Black Creek Diversified Property Fund Inc.
filed 2017-11-13
CIK 1327978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to                     .
Commission File No. 000-52596
_______________________________________
BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of November 10, 2017, 2,097,694 shares of Class T common stock, 16,750 shares of Class S common stock, 2,519,582 shares of Class D common stock, 33,977,252 shares of Class I common stock and 95,661,035 shares of Class E common stock of Black Creek Diversified Property Fund Inc., each with a par value $0.01 per share, were outstanding.

Black Creek Diversified Property Fund Inc.
Quarterly Report on Form 10-Q
For the Three and Nine Months Ended September 30, 2017

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and footnoted information)

໿
໿

	As of
	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Investments in real property	$2,221,700	$2,204,322
Accumulated depreciation and amortization	(529,846)	(492,911)
Total net investments in real property	1,691,854	1,711,411
Debt-related investments, net	11,259	15,209
Total net investments	1,703,113	1,726,620
Cash and cash equivalents	5,841	13,864
Restricted cash	8,268	7,282
Other assets, net	40,549	35,962
Total Assets	$1,757,771	$1,783,728
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses (1)	$31,336	$34,085
Mortgage notes	477,946	342,247
Unsecured borrowings	673,555	706,554
Intangible lease liabilities, net	55,856	59,545
Other liabilities	27,581	33,206
Total Liabilities	1,266,274	1,175,637
Equity:
Stockholders’ equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 139,949,658 and 150,636,393 shares issued and outstanding, as of September 30, 2017 and December 31, 2016, respectively (2)	1,399	1,506
Additional paid-in capital	1,282,495	1,361,638
Distributions in excess of earnings	(872,249)	(839,896)
Accumulated other comprehensive loss	(4,618)	(6,905)
Total stockholders’ equity	407,027	516,343
Noncontrolling interests	84,470	91,748
Total Equity	491,497	608,091
Total Liabilities and Equity	$1,757,771	$1,783,728

(1)
Includes approximately $2.9 million and $3.6 million that we owed to Black Creek Diversified Property Advisors LLC (f/k/a Dividend Capital Total Advisors LLC) (our "Advisor") and affiliates of our Advisor for services and reimbursement of certain expenses as of September 30, 2017 and December 31, 2016, respectively.

(2)	See Note 7 for the number of shares outstanding of each class of common stock as of September 30, 2017 and December 31, 2016.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share and footnoted information)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE:
Rental revenue	$49,478	$53,258	$152,022	$161,504
Debt-related income	194	235	654	710
Total Revenue	49,672	53,493	152,676	162,214
EXPENSES:
Rental expense	17,516	16,437	51,520	48,388
Real estate depreciation and amortization expense	16,927	19,989	53,661	60,022
General and administrative expenses (1)	2,760	2,234	7,034	7,192
Advisory fees, related party	3,274	3,681	10,215	11,118
Acquisition-related expenses	—	136	—	661
Impairment of real estate property (2)	—	2,090	1,116	2,677
Total Operating Expenses	40,477	44,567	123,546	130,058
OTHER (EXPENSES) INCOME:
Other (expense) and income	(664)	2,308	(862)	2,297
Interest expense	(11,346)	(10,011)	(31,193)	(31,394)
Gain on extinguishment of debt and financing commitments	—	—	—	5,136
Gain on sale of real property (3)	670	2,095	11,022	43,495
Net (loss) income	(2,145)	3,318	8,097	51,690
Net loss (income) attributable to noncontrolling interests	185	(353)	(1,591)	(4,826)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,960)	$2,965	$6,506	$46,864
NET (LOSS) INCOME PER BASIC AND DILUTED COMMON SHARE	$(0.01)	$0.02	$0.04	$0.29
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	139,925	158,688	144,998	161,274
Diluted	151,739	170,952	156,918	173,760
Distributions declared per common share	$0.0892	$0.0892	$0.2674	$0.2677

(1)
Includes approximately $1.6 million and $1.4 million of reimbursable expenses incurred by our Advisor and its affiliates during the three months ended September 30, 2017 and 2016, respectively, and approximately $4.8 million and $4.9 million of reimbursable expenses incurred by our Advisor and its affiliates during the nine months ended September 30, 2017 and 2016, respectively.

(2)
Includes approximately $186,000 paid to our Advisor for advisory fees associated with the disposition of real properties during the three months ended September 30, 2016 and approximately $45,000 and $265,000 paid to our Advisor for advisory fees associated with the disposition of real properties during the nine months ended September 30, 2017 and 2016, respectively.

(3)
Includes approximately $77,000 and $85,000 paid to our Advisor for advisory fees associated with the disposition of real properties during the three months ended September 30, 2017 and 2016, respectively, and approximately $318,000 and $1.8 million paid to our Advisor for advisory fees associated with the disposition of real properties during the nine months ended September 30, 2017 and 2016, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands)
໿

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income	$(2,145)	$3,318	$8,097	$51,690
Other Comprehensive (Loss) Income:
Change in value of cash flow hedging derivatives	948	2,901	2,360	(9,880)
Comprehensive (loss) income	(1,197)	6,219	10,457	41,810
Comprehensive loss (income) attributable to noncontrolling interests	169	(571)	(1,664)	(4,098)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,028)	$5,648	$8,793	$37,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands)
໿

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balances, December 31, 2016	150,636	$1,506	$1,361,638	$(839,896)	$(6,905)	$91,748	$608,091
Comprehensive income:
Net income	—	—	—	6,506	—	1,591	8,097
Unrealized change in value of cash flow hedging derivatives	—	—	—	—	2,287	73	2,360
Common stock:
Issuance of common stock, net of offering costs	4,125	41	31,028	—	—	—	31,069
Issuance of common stock, stock-based compensation plans	(99)	(1)	(647)	—	—	—	(648)
Redemptions of common stock	(14,712)	(147)	(110,454)	—	—	—	(110,601)
Amortization of stock-based compensation	—	—	1,526	—	—	—	1,526
Distributions declared on common stock	—	—	—	(38,798)	—	—	(38,798)
Distributions on unvested Advisor RSUs	—	—	—	(61)	—	—	(61)
Noncontrolling interests:
Contributions of noncontrolling interests	—	—	—	—	—	106	106
Distributions declared to noncontrolling interests	—	—	—	—	—	(5,840)	(5,840)
Redemptions of noncontrolling interests	—	—	(596)	—	—	(3,208)	(3,804)
Balances, September 30, 2017	139,950	$1,399	$1,282,495	$(872,249)	$(4,618)	$84,470	$491,497
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$8,097	$51,690
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate depreciation and amortization expense	53,661	60,022
Gain on disposition of real property	(11,022)	(43,495)
Impairment of real estate property	1,116	2,677
Gain on extinguishment of debt and financing commitments	—	(5,136)
Other adjustments to reconcile net income to net cash provided by operating activities	5,241	5,663
Changes in operating assets and liabilities	(3,265)	(3,583)
Net cash provided by operating activities	53,828	67,838
INVESTING ACTIVITIES:
Acquisition of real property	(39,538)	(65,861)
Capital expenditures in real property	(18,801)	(18,598)
Proceeds from disposition of real property	36,250	202,665
Principal collections on debt-related investments	3,915	349
Other investing activities	(1,492)	7,788
Net cash (used in) provided by investing activities	(19,666)	126,343
FINANCING ACTIVITIES:
Mortgage note proceeds	299,469	84,045
Mortgage note principal repayments	(162,037)	(270,215)
Net (repayments of) proceeds from revolving line of credit borrowings	(34,000)	151,000
Redemption of common shares	(110,665)	(150,588)
Distributions on common stock	(30,086)	(28,698)
Proceeds from sale of common stock	12,486	51,968
Offering costs for issuance of common stock	(3,425)	(5,160)
Distributions to noncontrolling interest holders	(6,560)	(5,498)
Redemption of OP Unit holder interests	(3,427)	(4,316)
Other financing activities	(3,940)	1,915
Net cash used in financing activities	(42,185)	(175,547)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,023)	18,634
CASH AND CASH EQUIVALENTS, beginning of period	13,864	15,769
CASH AND CASH EQUIVALENTS, end of period	$5,841	$34,403
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$27,985	$29,782
Supplemental Disclosure of Noncash Investing and Financing Activities:
Common stock issued pursuant to the distribution reinvestment plan	$18,433	$15,313
Non-cash disposition of real property *	$—	$7,830

*	Represents the amount of sales proceeds from the disposition of real property that we did not receive or pay in cash, primarily due to the repayment of related borrowings by the purchaser at closing.
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2017
(Unaudited)

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2017
(Unaudited)
1. ORGANIZATION
Black Creek Diversified Property Fund Inc. (f/k/a Dividend Capital Diversified Property Fund Inc.) is a Maryland corporation formed on April 11, 2005 to invest in a diverse portfolio of real property and real estate related investments. As used herein, “the Company,” “we,” “our” and “us” refer to Black Creek Diversified Property Fund Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires.
We operate in such a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes, and we utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through our operating partnership, Black Creek Diversified Property Operating Partnership, L.P. (f/k/a Dividend Capital Total Realty Operating Partnership, L.P.) (our “Operating Partnership”).
We are the sole general partner of our Operating Partnership. In addition, we have contributed 100% of the proceeds received from our offerings of common stock to our Operating Partnership in exchange for partnership units (“OP Units”) representing our interest as a limited partner of our Operating Partnership. Our Operating Partnership qualifies as a variable interest entity for accounting purposes and substantially all of the assets of the Company are held by our Operating Partnership, which, subject to certain Operating Partnership and subsidiary level financing restrictions, can be used to settle its obligations. Creditors of certain liabilities of our Operating Partnership have recourse to the Company. Under our Operating Partnership, we historically had variable interest entities that were joint ventures in which we had real estate investments. The accompanying condensed consolidated balance sheets included approximately $48.2 million, after accumulated depreciation and amortization, in net investments in real property in these consolidated variable interest entities as of December 31, 2016. As of September 30, 2017, we did not hold any investment in any joint ventures.
As of September 30, 2017 and December 31, 2016, we owned approximately 92.3% and 92.6%, respectively, of the limited partnership interests in our Operating Partnership, and the remaining limited partnership interests in our Operating Partnership were owned by third-party investors. Our Operating Partnership has classes of OP Units that correspond to our classes of common stock. As of September 30, 2017 and December 31, 2016, our Operating Partnership had issued and outstanding approximately 11.7 million and 12.0 million Class E OP Units held by third party investors, respectively, which represent limited partnership interests issued in connection with its private placement offerings. As of September 30, 2017 and December 31, 2016, such Class E OP Units had a maximum approximate redemption value of $86.9 million and $91.2 million, respectively, based on the most recent selling price of our common stock pursuant to our primary offering.
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
On September 16, 2015, the Commission declared effective our Registration Statement on Form S-11 (Registration Number 333-197767) (the “Follow-On Registration Statement”). The Follow-On Registration Statement applies to the Company’s follow-on “best efforts” offering of up to $1,000,000,000 of the Company’s Class A, Class I and Class W shares of common stock, of which $750,000,000 of shares are expected to be offered to the public in a primary offering and $250,000,000 of shares are expected to be offered to stockholders of the Company pursuant to its distribution reinvestment plan (subject to the Company’s right to reallocate such amounts) (the “Follow-On Offering”). As of September 30, 2017, we had raised gross proceeds of approximately $129.4 million from the sale of approximately 17.4 million shares in the Follow-On Offering.

On September 1, 2017 (the “Restructuring Date”), we amended our charter and restructured our outstanding share classes as part of a broader restructuring (the "Restructuring"). Many aspects of the Restructuring are described in Post-

Effective Amendment No. 10 to our Follow-On Registration Statement, which was filed on the Restructuring Date and is available on the website of the Commission at the address www.sec.gov. As part of the Restructuring, we, among other things:

•	changed our outstanding unclassified shares of common stock (which, since 2012, we have referred to as “Class E” shares ) to a new formally designated class of Class E shares;

•	changed our outstanding Class A, Class W and Class I shares of common stock to Class T, Class D and a new version of Class I shares of common stock, respectively;

•	created a new class of common stock called Class S shares;

•	revised the classes of common stock that we offer in our ongoing primary public offering from Class A, Class W and Class I shares to Class T, Class S, Class D and a new version of Class I shares;

•	revised the compensation we pay to our dealer manager in connection with our offerings;

•	revised the fees and reimbursements we pay to our Advisor;

•	changed the frequency of our NAV calculations from daily to monthly and made other changes to our valuation policies; and

•	adopted a new share redemption program that applies to all of our stockholders.
As of September 30, 2017, we were offering to sell any combination of Class T shares, Class S, Class D shares and Class I shares with a dollar value up to the maximum remaining offering amount pursuant to the Follow-On Offering. We also sold shares of our Class E shares, pursuant to our distribution reinvestment plan offering registered on our Registration Statement on Form S-3 (Registration Number 333-162636).
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Statements
The accompanying interim condensed consolidated financial statements (herein referred to as “financial statements,” “balance sheets,” “statements of operations,” “statements of comprehensive (loss) income,” “statement of equity,” or “statements of cash flows”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the Commission's instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, these financial statements do not include all the information and disclosure required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of operating results for a full year. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Commission on March 3, 2017. There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2017 other than the updates described below.
New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which provides new guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance in Topic 605, "Revenue Recognition". This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance specifically excludes revenue associated with lease contracts. Additionally, this guidance expands related disclosure requirements regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 will be effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. We plan to adopt the standard when it becomes effective for us beginning January 1, 2018. Rental revenues and certain recoveries earned from leasing our operating properties will be evaluated with the adoption of the lease accounting standard (discussed below). The revised lease accounting standard includes a package of practical expedients that allows an entity to avoid reassessing the accounting for lease components, including the allocations between lease and nonlease components in contracts under ASU 2014-09. We expect to elect this package of practical expedients, and accordingly will not reallocate contract consideration to lease components within the scope of the existing lease guidance when the Company adopts ASU 2014-09. Additionally, we do not expect ASU 2014-09 to significantly impact the accounting for sales of our properties. Our initial analysis of our non-lease related revenue contracts indicates that the adoption of ASU 2014-09 will not have a material effect on our consolidated financial statements; however, we are still in the process of evaluating ASU 2014-09.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amends the accounting guidance regarding lessees accounting, leveraged leases, and sale and leaseback transactions. The accounting applied by a lessor is largely unchanged under ASU 2016-02, however, the standard requires that lessors expense certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, certain of these costs are capitalizable and therefore this new standard may result in certain of these costs being expensed as incurred after adoption. Such costs are not material to us. This standard may also impact the timing, recognition and disclosures related to our rental recoveries from tenants earned from leasing our operating properties. The guidance will be effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2018. The guidance should be adopted using a modified retrospective transition, which will require application of ASU 2016-02 at the beginning of the earliest comparative period presented. We will adopt the standard when it becomes effective for us beginning January 1, 2019, and we expect to elect the practical expedients available for implementation under ASU 2016-02. Under the practical expedients election, we would not be required to reassess: (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for expired or existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. ASU 2016-02 will also require new disclosures within the notes accompanying our consolidated financial statements. Our initial analysis of our lease contracts indicates that the adoption of ASU 2016-02 will not have a material impact on our consolidated financial statements; however, we are still in the process of evaluating ASU 2016-02.
In February 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2017-05, Other Income- Gain and Losses from Derecognition of Nonfinancial Assets (Topic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05"), which clarifies that a financial asset is within the scope of ASU 2017-05 if it is deemed an "in substance nonfinancial asset." Additionally, ASU 2017-05 adds guidance for partial sales of nonfinancial assets. The guidance will be effective for annual reporting periods beginning after December 15, 2017, and will require full or modified retrospective application. Early adoption is permitted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. We plan to adopt ASU 2017-05 at the same time we adopt Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) when the standard becomes effective for us beginning January 1, 2018 and the modified retrospective application will be applied. We do not anticipate the adoption will have a significant impact on our financial statements.
In August 2017, the FASB issued Accounting Standards Update 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"), which expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Additionally, ASU 2017-12 attempts to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. The guidance will be effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted any time after the issuance of ASU 2017-12 including in an interim period. A one-time cumulative effect adjustment is recorded to accumulated other comprehensive income and opening retained earnings as of the beginning of the fiscal year of adoption. We do not anticipate the adoption will have a significant impact on our financial statements, and we plan on adopting ASU 2017-12 as of January 1, 2018.
Newly Adopted Accounting Pronouncements
In January 2017, the FASB issued Accounting Standards Update 2017-01 ("ASU 2017-01"), which clarifies the definition of a business in order to provide additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Earlier adoption is permitted. The guidance in ASU 2017-01 should be adopted on a prospective basis. We adopted ASU 2017-01 as of January 1, 2017 and anticipate that future acquisitions of real property will likely be accounted for as asset acquisitions rather than business combinations. Among other things, accounting for an asset acquisition requires capitalization of acquisition costs as a component of the acquired assets whereas accounting for business combinations requires acquisition costs to be expensed. As of September 30, 2017, we capitalized approximately $231,000 of acquisition costs related to our acquisition of real property during the nine months ended September 30, 2017. Additionally, goodwill is not recognized and contingent consideration is recorded when probable and reasonably estimable under accounting for asset acquisitions.

3. INVESTMENTS IN REAL PROPERTY
Currently, our consolidated investments in real property consist of investments in office, industrial and retail properties. The following tables summarize our consolidated investments in real property as of September 30, 2017 and December 31, 2016 (amounts in thousands):

Real Property	Land	Building and Improvements	Intangible Lease Assets	Total Investment Amount	Intangible Lease Liabilities	Net Investment Amount
As of September 30, 2017:
Office	$171,176	$718,316	$230,188	$1,119,680	$(14,917)	$1,104,763
Industrial	12,611	67,118	19,148	98,877	(575)	98,302
Retail	292,483	598,730	111,930	1,003,143	(75,264)	927,879
Total gross book value	476,270	1,384,164	361,266	2,221,700	(90,756)	2,130,944
Accumulated depreciation/amortization	—	(236,829)	(293,017)	(529,846)	34,900	(494,946)
Total net book value	$476,270	$1,147,335	$68,249	$1,691,854	$(55,856)	$1,635,998
As of December 31, 2016:
Office	$171,176	$701,859	$236,143	$1,109,178	$(15,121)	$1,094,057
Industrial	8,821	63,999	16,308	89,128	(344)	88,784
Retail	293,973	599,020	113,023	1,006,016	(75,515)	930,501
Total gross book value	473,970	1,364,878	365,474	2,204,322	(90,980)	2,113,342
Accumulated depreciation/amortization	—	(215,858)	(277,053)	(492,911)	31,435	(461,476)
Total net book value	$473,970	$1,149,020	$88,421	$1,711,411	$(59,545)	$1,651,866

Acquisitions
The following table summarizes our acquisition of real property during the nine months ended September 30, 2017 (dollar amounts and square footage in thousands):

Real Property	Property Type	Market	Date of Acquisition	Acquired Ownership	Contract Price	Net Rentable Square Feet	Percent Leased at Acquisition
Vasco Road	Industrial	East Bay, CA	7/21/2017	100%	$16,248	96	100%
Northgate	Industrial	Las Vegas, NV	7/26/2017	100%	24,500	248	100%
					$40,748	344

The following table summarizes the allocations of the fair value of the real property we acquired during the nine months ended September 30, 2017 to land, building and improvements, intangible lease assets, intangible lease liabilities, and mark-to-market adjustment on assumed debt (dollar amounts in thousands). We have not made any material adjustments related to these allocations.

								Weighted-Average Amortization Period (Years)
Real Property	Land	Building and Improvements	Intangible Lease Assets	Intangible Lease Liabilities	Total Fair Value	Prorations and Credits	Contract Price	Intangible Lease Assets	Intangible Lease Liabilities
Vasco Road	$4,880	$9,637	$2,382	$(575)	$16,324	$(76)	$16,248	5.9	8.1
Northgate	3,940	17,110	3,605	—	24,655	(155)	24,500	9.8	N/A
Total/ Weighted Average	$8,820	$26,747	$5,987	$(575)	$40,979	$(231)	$40,748	8.3	8.1

Dispositions
During the nine months ended September 30, 2017 and 2016, we disposed of the following properties (dollar amounts and square footage in thousands):

Property Type	Market	Ownership	Net Rentable Square Feet	Percentage Leased	Disposition Date	Contract Sales Price	Gain on Sale
For the nine months ended September 30, 2017
Retail	Greater Boston	100%	51	61%	5/31/2017	$4,500	$—
Industrial Portfolio (1)	Louisville, KY	90%	609	100%	6/9/2017	26,800	10,352
Industrial (2)	Dallas, TX	100%	128	—%	7/21/2017	7,661	670
Total/ Weighted Average			788	81%		$38,961	$11,022
For the nine months ended September 30, 2016
Office	Washington, DC	100%	574	100%	2/18/2016	$158,400	$41,241
Office	Chicago, IL	80%	107	66%	3/1/2016	9,850	—
Office	Chicago, IL	80%	199	81%	3/1/2016	18,000	159
Retail	Greater Boston	100%	39	100%	8/5/2016	3,625	975
Industrial	Louisville, KY	90%	126	33%	9/2/2016	5,400	1,120
Office	Washington, DC	100%	178	—%	9/30/2016	18,600	—
Total/ Weighted Average			1,223	73%		$213,875	$43,495

(1)	Industrial portfolio included three properties.

(2)	Disposed property was a single building from a three-building industrial property. We continue to own the remaining portion of the property.

Real Property Impairment
During the nine months ended September 30, 2017, we recorded a $1.1 million impairment charge related to a consolidated retail property located in the Greater Boston market ("Hanover"), which we acquired in August 2007. We held a 100% ownership interest in Hanover. We sold Hanover in May 2017. Prior to the disposition, the net book value of Hanover exceeded the contract sales price less the cost to sell by approximately $1.1 million. Accordingly, we recorded an impairment charge to reduce the net book value of Hanover to our estimate of its fair value less the cost to sell.
During the nine months ended September 30, 2016, we recorded a $2.1 million impairment charge related to a consolidated office property located in the Washington, DC market ("Sunset Hills"), which we acquired in June 2010. We sold Sunset Hills in September 2016. Prior to the disposition, the net book value of Sunset Hills exceeded the contract sales price less the cost to sell by $2.1 million. Accordingly, we recorded an impairment charge to reduce the net book value of Sunset Hills to our estimate of its fair value less the cost to sell.
Additionally, during the nine months ended September 30, 2016, we recorded a $587,000 impairment charge related to a consolidated office property located in the Chicago, IL market ("40 Boulevard"), which we acquired in January 2007 and we held through a joint venture in which we were not the managing partner. We held an 80% ownership interest in 40 Boulevard. We sold 40 Boulevard in March 2016. Prior to the disposition, the net book value of 40 Boulevard exceeded the contract sales price less the cost to sell by approximately $587,000. Accordingly, we recorded an impairment charge to reduce the net book value of 40 Boulevard to our estimate of its fair value less the cost to sell.
The fair value measurement for the impairment charges related to Hanover, Sunset Hills and 40 Boulevard was based on the contract sales price less selling costs. We considered the Level 3 inputs used in determining the fair value of these real property investments to be significant. As such, the investments fall under the Level 3 category of the fair value hierarchy as defined in ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820").
In the calculation of our monthly NAV, our real estate assets are carried at fair value using valuation methodologies consistent with ASC Topic 820. As a result, the timing of valuation changes recorded in our NAV will not necessarily be the same as for impairment charges recorded to our consolidated financial statements prepared pursuant to GAAP. Since we determine our NAV monthly, impairment charges pursuant to GAAP will likely always be delayed and potentially significantly delayed compared to the change in fair value of our properties included in the calculation of our monthly NAV.

Rental Revenue
The following table summarizes the adjustments to rental revenue related to the amortization of above-market lease assets, below-market lease liabilities, and straight-line rental adjustments for the three and nine months ended September 30, 2017 and 2016. In addition, the following table summarizes tenant recovery income received from tenants for real estate taxes, insurance and other property operating expenses and recognized as rental revenue (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Straight-line rent adjustments	$(109)	$(296)	$(464)	$(742)
Above-market lease assets	(641)	(1,402)	(2,155)	(3,930)
Below-market lease liabilities	1,355	1,529	4,138	4,608
Total increase to rental revenue	$605	$(169)	$1,519	$(64)
Tenant recovery income (1)	$9,865	$10,623	$30,911	$31,183

(1)
Tenant recovery income presented in this table excludes real estate taxes that were paid directly by our tenants that are subject to triple net lease contracts. Such payments totaled approximately $580,000 and $1.0 million during the three months ended September 30, 2017 and 2016, respectively, and approximately $1.7 million and $3.3 million during the nine months ended September 30, 2017 and 2016, respectively.

Concentration of Credit Risk
The following is a summary of amounts related to the top five tenants based on annualized base rent, as of September 30, 2017 (dollar amounts and square feet in thousands):

Tenant	Locations	Industry	Annualized Base Rent (1)	% of Total Annualized Base Rent	Square Feet	% of Total Portfolio Square Feet
Charles Schwab & Co, Inc (2)	2	Securities, Commodities, Fin. Inv./Rel. Activities	$23,650	15.1%	602	7.9%
Stop & Shop	13	Food and Beverage Stores	13,498	8.6%	803	10.5%
Novo Nordisk	1	Chemical Manufacturing	4,721	3.0%	167	2.2%
Seton Health Care	1	Hospitals	4,339	2.8%	156	2.0%
Shaw's Supermarket	4	Food and Beverage Stores	4,055	2.6%	240	3.1%
	21		$50,263	32.1%	1,968	25.7%

(1)	Annualized base rent represents the annualized monthly base rent of executed leases as of September 30, 2017.

(2)
The amount presented for Charles Schwab & Co., Inc. ("Schwab") reflects the total annualized base rent for our two leases in place with Schwab as of September 30, 2017. One of these leases, which expired on September 30, 2017, entailed the lease of all 594,000 square feet of our 3 Second Street office property (defined below in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources") and accounted for $23.5 million or 15.0% of our annualized base rent as of September 30, 2017. Schwab did not renew this lease. Schwab had subleased 100% of 3 Second Street to 25 sub-tenants through September 2017. We have executed leases directly with 15 of these subtenants that comprise 389,000 square feet or 65% of 3 Second Street that effectively extend their leases beyond the Schwab lease expiration. These direct leases will expire between September 2020 and September 2032.

The top tenant in the table above comprises 15.1% of annualized base rent as of September 30, 2017. However, due to the expiration of the Schwab lease at 3 Second Street on September 30, 2017, Schwab is no longer in the top 25 tenants based on future minimum rental revenue. Alternatively, based on future minimum rental revenue as of September 30, 2017, our top five tenants rank as follows: 1) Mizuho Bank Ltd., 2) Stop & Shop, 3) Shaw's Supermarket, 4) WeWork LLC, and 5) Trinet Group, Inc.
Our properties in New Jersey, Massachusetts, California, and Texas accounted for approximately 20%, 19%, 15%, and 11% respectively, of our total gross investment in real property portfolio as of September 30, 2017. A deterioration of general economic or other relevant conditions, changes in governmental laws and regulations, acts of nature, demographics or other factors in any of those states or the geographical region in which they are located could result in the loss of tenants, a decrease in the demand for our properties and a decrease in our revenues from those markets, which in turn may have a disproportionate and material adverse effect on our results of operations and financial condition.

4. DEBT OBLIGATIONS
The following table describes our borrowings as of September 30, 2017 and December 31, 2016 (dollar amounts in thousands):

	Principal Balance as of		Weighted Average Stated Interest Rate as of		Gross Investment Amount Securing Borrowings as of (1)
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Fixed-rate mortgages (2)	$128,934	$290,970	3.9%	4.9%	$188,880	$462,954
Floating-rate mortgages (3)	353,100	52,500	3.5%	2.3%	530,949	70,485
Total secured borrowings	482,034	343,470	3.6%	4.5%	719,829	533,439
Line of credit (4)	202,000	236,000	2.9%	2.3%	N/A	N/A
Term loans (5)	475,000	475,000	3.5%	3.2%	N/A	N/A
Total unsecured borrowings	677,000	711,000	3.3%	2.9%	N/A	N/A
Total borrowings	$1,159,034	$1,054,470	3.4%	3.4%	N/A	N/A
Less: net debt issuance costs	(8,059)	(6,295)
Add: mark-to-market adjustment on assumed debt	526	626
Total borrowings (net basis)	$1,151,501	$1,048,801

(1)
“Gross Investment Amount” as used here and throughout this document represents the allocated gross basis of real property after certain adjustments. Gross Investment Amount for real property (i) includes the effect of intangible lease liabilities, (ii) excludes accumulated depreciation and amortization, and (iii) includes the impact of impairments.

(2)
Amount as of September 30, 2017 and December 31, 2016 includes a floating-rate mortgage note that was subject to an interest rate spread of 1.60% over one-month LIBOR, which we have effectively fixed using an interest rate swap at 3.051% for the term of the borrowing.

(3)
As of September 30, 2017, our floating rate mortgage notes were subject to a weighted average interest rate spread of 2.30% over one-month LIBOR. As of December 31, 2016, our floating rate mortgage note was subject to an interest rate spread of 1.65% over one-month LIBOR.

(4)
As of September 30, 2017 and December 31, 2016, borrowings under our line of credit were subject to interest at a floating rate of 1.70% and 1.55% over one-month LIBOR, respectively. However, as of December 31, 2016, we had effectively fixed the interest rate of approximately $12.1 million of the total of $236.0 million in borrowings using interest rate swaps, resulting in a weighted average interest rate on the total line of credit of 2.28%.

(5)
As of September 30, 2017 and December 31, 2016, borrowings under our term loans were subject to interest at a weighted average floating rate of 1.75% and 1.60% over one-month LIBOR, respectively. However, we have effectively fixed the interest rate of approximately $350.0 million in borrowings using interest rate swaps, resulting in a weighted average interest rate on the total term loans of 3.45% and 3.17% as of September 30, 2017 and December 31, 2016, respectively.

Mortgage Notes
As of September 30, 2017, six mortgage notes were interest-only and four mortgage notes were fully amortizing with outstanding principal balances of approximately $456.1 million and $25.9 million, respectively. None of our mortgage notes are currently recourse to us except the 655 Montgomery mortgage note (defined below), which is subject to a limited guaranty provided by us for certain outstanding leasing costs as of September 6, 2017 (the "Outstanding Leasing Costs"). Our recourse liability in connection with the Outstanding Leasing Costs will decrease as we subsequently fund the Outstanding Leasing Costs. Other than this limited guarantee, the assets and credit of each of our consolidated properties pledged as collateral for our mortgage notes are not available to satisfy our debt and obligations unless we first satisfy the mortgage note payable on the respective underlying property.
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
The Facility consists of a $400 million revolving line of credit (the “Revolving Credit Facility”) and a $275 million senior unsecured five-year term loan (the “Term Loan”). The Revolving Credit Facility contains a sublimit of $50 million for letters of credit and a sublimit of $50 million for swing line loans. The primary interest rate for the Revolving Credit Facility is based on LIBOR, plus a margin ranging from 1.40% to 2.30%, depending on our consolidated leverage ratio. The maturity date of the Revolving Credit Facility is January 31, 2019 and contains one one-year extension option that we may exercise upon (i) payment of an extension fee equal to 0.15% of the sum of the amount outstanding under the Revolving Credit Facility and the unused portion of the Revolving Credit Facility at the time of the extension, and (ii) compliance with the other conditions set forth in the credit agreement. The primary interest rate within the Term Loan is based on LIBOR, plus a margin ranging from

1.35% to 2.20%, depending on our consolidated leverage ratio. The maturity date of the Term Loan is January 31, 2018 and contains two one-year extension options that we may exercise upon (i) payment of an extension fee equal to 0.125% of the sum of the amount outstanding under the Term Loan at the time of each extension, and (ii) compliance with the other conditions set forth in the credit agreement.
Borrowings under the Facility are available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties. As of September 30, 2017 and December 31, 2016, the unused portion of the Facility was approximately $94.1 million and $164.0 million, respectively, and we had full access to the unused portion of the Facility.
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
As of September 30, 2017, we were in compliance with all our debt covenants, including those under the Facility and the $200 million Term Loan.
Mortgage Note Borrowing
During the nine months ended September 30, 2017, we entered into three mortgage note borrowings. The following table describes the new borrowings in more detail (dollar amounts in thousands):

Borrowings	Date Borrowed	Principal Balance	Fixed or Floating Interest Rate	Stated Interest Rate (1)	Contractual Maturity Date	Extension Options	Collateral Type	Collateral Market
3 Second Street (2)	1/10/2017	$127,000	Floating	3.50%	1/10/2020	2 one-year extension	Office Property	Northern New Jersey
Centerton Square (3)	6/5/2017	75,000	Floating	3.48%	7/10/2019	2 one-year extension	Retail Property	Philadelphia, PA
655 Montgomery (4)	9/6/2017	$98,600	Floating	3.98%	9/7/2020	2 one-year extension	Office Property	San Francisco, CA
Total/weighted average borrowings		$300,600		3.65%

(1)	For floating-rate mortgage note borrowings, the stated interest rate is as of September 30, 2017.

(2)
On January 10, 2017, we received proceeds of $127.0 million from the $146.6 million 3 Second Street mortgage note, and we can request the remaining proceeds anytime prior to October 10, 2019 as reimbursement for certain approved capital expenditures, tenant improvement costs and leasing commissions. As of September 30, 2017, the term loan was subject to an interest rate spread of 2.25% over one-month LIBOR. As a result of this borrowing, we entered into an interest rate protection agreement ("Interest Rate Cap") with a notional amount of $146.6 million and a LIBOR strike rate of 3.00%. See Note 5 for additional discussion related to the Interest Rate Cap.

(3)
On June 5, 2017, we received proceeds of $75.0 million from the $81.3 million Centerton Square mortgage note, and we can obtain the remaining proceeds subject to meeting certain financial ratios. As of September 30, 2017, the term loan was subject to an interest rate spread of 2.25% over one-month LIBOR. As a result of this borrowing, we entered into an Interest Rate Cap with a notional amount of $81.3 million and a LIBOR strike rate of 3.00%. See Note 5 for additional discussion related to the Interest Rate Cap.

(4)
On September 6, 2017, we received proceeds of $98.6 million from the $110.6 million 655 Montgomery mortgage note, and we can request the remaining proceeds anytime prior to March 6, 2020 as reimbursement for certain approved capital expenditures, tenant improvement costs and leasing commissions, subject to certain terms and conditions. As of September 30, 2017, the term loan was subject to an interest rate spread of 2.75% over one-month LIBOR. As a result of this borrowing, we entered into an Interest Rate Cap with a notional amount of $110.6 million and a LIBOR strike rate of 3.00%. See Note 5 for additional discussion related to the Interest Rate Cap.

Repayment of Mortgage Note
During the nine months ended September 30, 2017, we repaid four mortgage note borrowings in full during the respective free-prepayment periods prior to their scheduled maturities using proceeds from our Facility or our 3 Second Street borrowing. The following table describes these repayments in more detail (dollar amounts in thousands):
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
໿
໿
The following table reflects our contractual debt maturities as of September 30, 2017, specifically our obligations under our mortgage notes and unsecured borrowings (dollar amounts in thousands):

	As of September 30, 2017
	Mortgage Notes		Unsecured Borrowings		Total
Year Ending December 31,	Number of Borrowings Maturing	Outstanding Principal Balance	Number of Borrowings Maturing	Outstanding Principal Balance	Outstanding Principal Balance
2017	—	$424	—	$—	$424
2018	—	2,698	1	275,000	277,698
2019	1	78,698	1	202,000	280,698
2020	2	229,460	—	—	229,460
2021	1	12,764	—	—	12,764
2022	1	3,660	1	200,000	203,660
2023	2	77,899	—	—	77,899
2024	—	1,034	—	—	1,034
2025	1	71,094	—	—	71,094
2026	—	1,157	—	—	1,157
Thereafter	2	3,146	—	—	3,146
Total	10	$482,034	3	$677,000	$1,159,034
Less: net debt issuance costs		(4,614)		(3,445)
Add: mark-to-market adjustment on assumed debt		526		—
Total borrowings (net basis)		$477,946		$673,555

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges under ASC Topic 815 is recorded in accumulated other comprehensive (loss) income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the next 12 months, we estimate that approximately $1.3 million will be reclassified as an increase to interest expense related to active effective hedges of existing floating-rate debt, and we estimate that approximately $1.9 million will be reclassified as an increase to interest expense related to effective interest rate swaps where the hedging instrument has been terminated. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
The table below presents a reconciliation of the beginning and ending balances, between December 31, 2016 and September 30, 2017, of our accumulated other comprehensive loss (“AOCI”), net of amounts attributable to noncontrolling interests, related to the effective portion of our cash flow hedges as presented on our condensed consolidated financial statements, as well as amounts related to our available-for-sale securities (amounts in thousands):

	(Losses) and Gains on Cash Flow Hedges	Unrealized (Losses) and Gains on Available-For-Sale Securities	Accumulated Other Comprehensive Loss
Beginning balance as of December 31, 2016	$(5,849)	$(1,056)	$(6,905)
Other comprehensive (loss) income:
Amount of loss reclassified from AOCI into interest expense (effective portion) (net of tax benefit of $0)	3,815	—	3,815
Change in fair value recognized in AOCI (effective portion) (net of tax benefit of $0)	(1,455)	—	(1,455)
Net current-period other comprehensive income	2,360	—	2,360
Attribution of and other adjustments to AOCI attributable to noncontrolling interests	(121)	48	(73)
Ending balance as of September 30, 2017	$(3,610)	$(1,008)	$(4,618)
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
The majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with our derivative instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of potential default by us and our counterparties. As of September 30, 2017, we had assessed the significance of the impact of the credit valuation adjustments and had determined that it was not significant to the overall valuation of our derivative instruments. As a result, we have determined that our derivative valuations are classified in Level 2 of the fair value hierarchy.

As of September 30, 2017 and December 31, 2016, we had 10 and 11 outstanding interest rate swaps, respectively, that were designated as cash flow hedges of interest rate risk, with a total notional amount of $383.0 million and $395.1 million, respectively. In addition, as of September 30, 2017 and December 31, 2016, we had one interest rate swap with a total notional amount of $52.5 million that will become effective in July 2018 and mature in July 2021, which was designated as a cash flow hedge of interest rate risk.
As of September 30, 2017, we had three outstanding interest rate caps that were not accounted for as hedges, with a total notional amount of $338.5 million. Derivatives not accounted for as hedges are not speculative and are used to hedge our exposure to interest rate movements and other identified risks but do not meet the strict requirements for hedge accounting. In certain instances, we elected not to apply hedge accounting.
The table below presents the gross fair value of our derivative instruments as well as their classification on our accompanying condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 (amounts in thousands, except for footnoted information):

		Fair Value of Asset Derivatives as of			Fair Value of Liability Derivatives as of
	Balance Sheet Location	September 30, 2017	December 31, 2016	Balance Sheet Location	September 30, 2017	December 31, 2016
Derivatives accounted for as hedges:
Interest rate contracts	Other assets, net (1)	$1,960	$2,135	Other liabilities (1)	$(1,687)	$(2,777)
Derivatives not accounted for as hedges:
Interest rate contracts	Other assets, net (1)	$17	$—	Other liabilities (1)	$—	$—
Total derivatives		$1,977	$2,135		$(1,687)	$(2,777)

(1)
Although our derivative contracts are subject to master netting arrangements which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on our accompanying condensed consolidated balance sheets. If we did net our derivative fair values on our accompanying condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, there would be no impact.

Effect of Derivative Instruments on the Statements of Operations and Comprehensive (Loss) Income
The table below presents the effect of our derivative financial instruments on our accompanying financial statements for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Derivatives Accounted For as Hedges
Derivative type	Interest rate contracts	Interest rate contracts	Interest rate contracts	Interest rate contracts
Amount of (loss) gain recognized in OCI (effective portion)	$(123)	$1,747	$(1,455)	$(13,350)
Location of loss reclassified from accumulated OCI into income (effective portion)	Interest expense	Interest expense	Interest expense	Interest expense
Amount of loss reclassified from accumulated OCI into income (effective portion)	$1,071	$1,154	$3,815	$3,470
Location of loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	Other (expense) and income	Other (expense) and income	Other (expense) and income	Other (expense) and income
Amount of loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—	$—
Derivatives Not Accounted For as Hedges
Derivative type	Interest rate cap	N/A	Interest rate cap	N/A
Amount of loss recognized in income	$(14)	$—	$(114)	$—
Location of loss recognized in income	Other (expense) and income	N/A	Other (expense) and income	N/A

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
As of September 30, 2017, the fair value of derivatives in a net liability position, which included accrued interest but excluded any credit valuation adjustments related to these agreements, was approximately $1.8 million. As of September 30, 2017, we have not posted any collateral related to these agreements. If we had breached any of these provisions at September 30, 2017, we could have been required to settle our obligations under the agreements at their termination value of $1.8 million.
6. FAIR VALUE OF FINANCIAL INSTRUMENTS
We use the framework established in ASC Topic 820, to measure the fair value of our financial instruments as disclosed in the table below. The fair values estimated below are indicative of certain interest rate and other assumptions as of September 30, 2017 and December 31, 2016, and may not take into consideration the effects of subsequent interest rate or other assumption fluctuations, or changes in the values of underlying collateral. The fair values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate their carrying values because of the short-term nature of these instruments.
The table below presents the carrying amounts and estimated fair values of our other financial instruments, other than derivatives which are disclosed in Note 5, as of September 30, 2017 and December 31, 2016 (amounts in thousands):
໿

	As of September 30, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Fixed-rate debt-related investments, net	$11,259	$11,594	$15,209	$15,784
Liabilities:
Fixed-rate mortgage notes (1)	$128,341	$130,557	$290,329	$291,624
Floating-rate mortgage notes	349,605	352,022	51,918	51,942
Floating-rate unsecured borrowings (2)	673,555	677,000	706,554	711,000

(1)
Amount includes a floating-rate mortgage note that was subject to an interest rate spread of 1.60% over one-month LIBOR, which we have effectively fixed using an interest rate swap at 3.051% for the term of the borrowing.

(2)
As of September 30, 2017 and December 31, 2016, we have effectively fixed the interest rate of approximately $350.0 million in unsecured borrowings using interest rate swaps. Please see Note 4 for further discussion.

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

7. STOCKHOLDERS’ EQUITY
Common Stock
During the nine months ended September 30, 2017, we completed two self-tender offers pursuant to which we accepted for purchase approximately 11.8 million unclassified shares of common stock, which were formally designated as Class E shares on September 1, 2017 as part of the Restructuring, at a weighted average purchase price of $7.50 per share for an aggregate cost of approximately $88.2 million.
The following table describes the changes in each class of common shares during the nine months ended September 30, 2017 (shares and dollar amounts in thousands):
໿

	Class E		Class T		Class S		Class D		Class I		Total
	Shares	Amount (1)	Shares	Amount (1)	Shares	Amount (1)	Shares	Amount (1)	Shares	Amount (1)	Shares	Amount (1)
Balances, December 31, 2016	112,325	$1,298,189	2,001	$14,758	N/A	N/A	2,271	$16,381	34,039	$243,049	150,636	$1,572,377
Issuance of common stock:
Shares sold	—	—	125	975	17	125	265	1,996	1,264	9,515	1,671	12,611
Distribution reinvestment plan	1,546	11,615	48	360	—	—	56	420	804	6,038	2,454	18,433
Stock-based compensation (2)	—	—	—	—	—	—	—	—	(99)	(878)	(99)	(878)
Redemptions and repurchases of common stock	(12,718)	(95,404)	(82)	(615)	—	—	(84)	(632)	(1,828)	(13,718)	(14,712)	(110,369)
Balances, September 30, 2017	101,153	$1,214,400	2,092	$15,478	17	$125	2,508	$18,165	34,180	$244,006	139,950	$1,492,174

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

(2)
During the nine months ended September 30, 2017, approximately 140,000 shares that we had previously recognized as issued and outstanding were relinquished pursuant to an amendment to the Restricted Stock Unit Agreements (as defined in Note 8). Please see Note 8 for further discussion.

໿
8. RELATED PARTY TRANSACTIONS
Advisory Agreement
Our day-to-day activities are managed by our Advisor, a related party, under the terms and conditions of an advisory agreement (as amended from time to time, the "Advisory Agreement"). Our Advisor is considered to be a related party as certain indirect owners and employees of our Advisor serve as two of our directors and all of our executive officers. The responsibilities of our Advisor cover all facets of our business, and include the selection and underwriting of our real property and debt-related investments, the negotiations for these investments, the asset management and financing of these investments and the oversight of real property dispositions.
Effective September 1, 2017, we, our Operating Partnership and our Advisor entered into the Twelfth Amended and Restated Advisory Agreement, which among other things:

•	decreased the fixed portion of the advisory fee we pay to our Advisor;

•	revised the performance component of the advisory fee;

•
eliminated the fee paid to our Advisor in connection with the sale of an asset and the ability of our Advisor to share in or earn real estate commissions and separately agreed to pay our Advisor $1.4 million in consideration of disposition services rendered prior to September 1, 2017 and for which the Advisor has not otherwise been paid a fee; and

•	ceased reimbursing our Advisor for compensation paid to our named executive officers.
The Advisory Agreement may be renewed for an unlimited number of successive one-year terms. The current term of the Advisory Agreement expires on June 30, 2018. Per the Advisory Agreement, in consideration for asset management services performed, we pay our Advisor an advisory fee comprised of two separate components: (1) a fixed amount that accrues monthly in an amount equal to 1/12th of 1.10% of (a) the applicable monthly NAV per Fund Interest (defined as our Class E shares, Class T shares, Class S shares, Class D shares, Class I shares, and OP Units held by third parties) times the weighted-average number of Fund Interests for such month and (b) the consideration received by us or our affiliate for selling Interests (defined below) in DST Properties (defined below) to third party investors, net of up-front fees and expense reimbursements payable out of gross sale proceeds from the sale of such Interests, including but not limited to sales commissions, dealer manager fees and non-accountable expense allowances, and (2) a performance component that is calculated on the basis of the overall investment return provided to holders of Fund Interests in any calendar year such that the Advisor will receive the lesser of (1) 12.5% of (a) the annual total return amount less (b) any loss carryforward, and (2) the amount equal to (x) the annual total return amount, less (y) any loss carryforward, less (z) the amount needed to achieve an annual total return amount equal to 5% of the NAV per Fund Interest at the beginning of such year (the “Hurdle Amount”). The foregoing calculations are calculated on a per Fund Interest basis and multiplied by the weighted average Fund Interests outstanding during the year.
The “annual total return amount” referred to above means all distributions paid or accrued per Fund Interest plus any change in NAV per Fund Interest since the end of the prior calendar year, adjusted to exclude the negative impact on annual total return resulting from our payment or obligation to pay, or distribute, as applicable, the performance component of the advisory fee as well as ongoing distribution fees (i.e., our ongoing class-specific fees).
The “loss carryforward” referred to above will track any negative annual total return amounts from prior years and offset the positive annual total return amount for purposes of the calculation of the performance component of the advisory fee. The loss carryforward is zero as of September 30, 2017.
Additionally, our Advisor will provide us with a waiver of a portion of its fees generally equal to the amount of the performance component that would have been payable with respect to the Class E shares and the Series 1 Class E OP Units held by third parties until the NAV of such shares or units exceeds $10.00 per share or unit, the benefit of which will be shared among all holders of Fund Interests.
In addition, pursuant to the Advisory Agreement, we will pay directly, or reimburse our Advisor and our Dealer Manager (defined below) if they pay on our behalf any issuer organizational and offering expenses (meaning organizational and offering expenses other than underwriting compensation) relating to any public offerings as and when incurred. After the termination of the primary portion of the offering and again after termination of the distribution reinvestment plan portion of the offering, our Advisor has agreed to reimburse us to the extent that total cumulative organization and offering expenses (including underwriting compensation) that we incur exceed 15% of our gross proceeds from the applicable offering.
The Advisory Agreement also provides that we must reimburse our Advisor for any private offering organization and offering expenses, such as those of the DST Program (defined below), it incurs on our behalf, including Advisor personnel costs, unless it has agreed to receive a fee in lieu of reimbursement.
Subject to certain limitations, we reimburse our Advisor and its affiliates for all of the costs they incur in connection with the services they provide to us under the Advisory Agreement, including, without limitation, our allocable share of the Advisor's overhead, which includes but is not limited to the Advisor's rent, utilities and personnel costs.
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
On September 1, 2017, we entered into a Third Amended and Restated Dealer Manager Agreement (the “Third Amended Dealer Manager Agreement”) with our Dealer Manager. The Dealer Manager served as dealer manager for the Prior Offering and will serve as dealer manager for the Follow-On Offering. The purpose of the Third Amended Dealer Manager Agreement is to modify the compensation we pay to our Dealer Manager. As amended, the Third Amended Dealer Manager Agreement may be made to apply to future offerings by naming them in a schedule to the agreement, with the consent of the Company and our Dealer Manager.
Under the Third Amended Dealer Manager Agreement, the Dealer Manager receives upfront selling commissions of up to 3.0%, and dealer manager fees of 0.5%, of the transaction price of each Class T share sold in our ongoing public primary offering, however such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in our ongoing public primary offering. No upfront selling commissions or dealer manager fees will be paid with respect to purchases of Class D shares, Class I shares or shares of any class sold pursuant to our distribution reinvestment plan.

In addition, Subject to FINRA limitations on underwriting compensation, we will pay the Dealer Manager distribution fees:

•
with respect to our outstanding Class T shares, equal to 0.85% per annum of the aggregate NAV of our outstanding Class T shares, consisting of an advisor distribution fee and a dealer distribution fee; we expect generally that the advisor distribution fee will equal 0.65% per annum and the dealer distribution fee will equal 0.20% per annum, of the aggregate NAV for each Class T share; however, with respect to certain Class T shares, the advisor distribution fee and the dealer distribution fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares;

•	with respect to our outstanding Class S shares, equal to 0.85% per annum of the aggregate NAV of our outstanding Class S shares; and

•	with respect to our outstanding Class D shares, equal to 0.25% per annum of the aggregate NAV of our outstanding Class D shares.
We will not pay a distribution fee with respect to our outstanding Class E or Class I shares.
The distribution fees will be paid monthly in arrears. The Dealer Manager will reallow (pay) all or a portion of the distribution fees to participating broker-dealers and servicing broker-dealers, and will waive distribution fees to the extent a participating broker-dealer or servicing broker-dealer is not eligible to receive it unless the Dealer Manager is serving as the broker of record with respect to such shares. The distribution fees are calculated based on the NAV of all our outstanding Class T, Class S and Class D shares, including shares issued under our distribution reinvestment plan. In calculating our distribution fees, we will use our most recently disclosed monthly NAV before giving effect to the monthly distribution fee or distributions on our shares.
We will cease paying the distribution fees with respect to individual Class T, Class S and Class D shares when they are no longer outstanding, including as a result of conversion to Class I shares. Each Class T, Class S or Class D share held within a stockholder’s account shall automatically and without any action on the part of the holder thereof convert into a number of Class I shares at the Applicable Conversion Rate (as defined below) on the earliest of (a) a listing of any shares of our common stock on a national securities exchange, (b) our merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of our assets and (c) the end of the month in which the Dealer Manager in conjunction with our transfer agent determines that the total upfront selling commissions, upfront dealer manager fees and ongoing distribution fees paid with respect to all shares of such class held by such stockholder within such account (including shares purchased through a distribution reinvestment plan or received as stock dividends) equals or exceeds 8.75% (or a lower limit set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer, provided that the Dealer Manager advises our transfer agent of the lower limit in writing) of the aggregate purchase price of all shares of such class held by such stockholder within such account and purchased in a primary offering (i.e., an offering other than a distribution reinvestment plan).
In addition, after termination of a primary offering registered under the Securities Act, each Class T, Class S or Class D share sold in that primary offering, each Class T, Class S or Class D share sold under a distribution reinvestment plan pursuant to the same registration statement that was used for that primary offering, and each Class T, Class S or Class D share received as a stock dividend with respect to such shares sold in such primary offering or distribution reinvestment plan, shall automatically and without any action on the part of the holder thereof convert into a number of Class I shares at the Applicable Conversion Rate, at the end of the month in which we, with the assistance of the Dealer Manager, determine that all underwriting compensation paid or incurred with respect to the offerings covered by that registered statement from all sources, determined pursuant to the rules and guidance of FINRA, would be in excess of 10%of the aggregate purchase price of all shares sold for our account through that primary offering.
As used above, the “Applicable Conversion Rate” means (a) with respect to Class T shares, a ratio whereby the numerator is the most recently disclosed monthly Class T NAV per share and the denominator is the most recently disclosed monthly Class I NAV per share, (b) with respect to Class S shares, a ratio whereby the numerator is the most recently disclosed monthly Class S NAV per share and the denominator is the most recently disclosed monthly Class I NAV per share, and (c) with respect to Class D shares, a ratio whereby the numerator is the most recently disclosed monthly Class D NAV per share and the denominator is the most recently disclosed monthly Class I NAV per share. For each class of shares, the NAV per share shall be calculated as described in the most recent valuation procedures approved by our board of directors. Because we currently expect to allocate ongoing distribution fee expenses to our Class T, Class S and Class D shares through their distributions, and not through their NAV per share, we currently expect the Applicable Conversion Rate to remain 1:1 for our Class T, Class S and Class D shares.
Pursuant to the Third Amended Dealer Manager Agreement, we pay directly, or reimburse the Advisor and the Dealer Manager if they pay on our behalf, certain additional items of underwriting compensation, including legal fees of the Dealer Manager, costs reimbursement for registered representatives of participating broker-dealers to attend educational conferences sponsored by us or the Dealer Manager, attendance fees for registered persons associated with the Dealer Manager to attend seminars conducted by participating broker-dealers, and promotional items.
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
Restricted Stock Unit Agreements
We have entered into Restricted Stock Unit Agreements (the “Advisor RSU Agreements”) with our Advisor. The purposes of our Advisor RSU Agreements are to promote an alignment of interests among our stockholders, our Advisor and the personnel of our Advisor and its affiliates, and to promote retention of the personnel of our Advisor and its affiliates. Each restricted stock unit that we grant pursuant to our Advisor RSU Agreements (the "Company RSUs") will, upon vesting, be settled in one share of our Class I common stock. The Company RSUs are subject to specified vesting and settlement provisions and, upon settlement in Class I shares of Company common stock, require offsets of advisory fees and expenses otherwise payable from the Company to our Advisor as described further below based on the NAV per Class I share on the grant date of the applicable Company RSU. Pursuant to the terms of the Advisor RSU Agreements, we have granted our Advisor approximately 842,000 Company RSUs. On April 13, 2017, we entered into an amendment to the Advisor RSU Agreements pursuant to which the Advisor agreed that approximately 208,000 of the RSUs originally granted under the Agreements would not vest (the "Relinquished RSUs"). Because the underlying shares will not vest and be delivered to the Advisor, no offset of advisory fees and expenses otherwise payable from the Company to the Advisor will occur with respect to the Relinquished RSUs. However, in consideration for the Advisor's agreement, we agreed to reduce future offsets of advisory fees and expenses in connection with vesting and settlement of other RSUs by approximately $33,000, which amount reflects an increase in net asset value per Class I share since the grants of certain of the Relinquished RSUs. As of September 30, 2017, approximately 123,000 Company RSUs remained unvested and unsettled.
As of September 30, 2017, our Advisor did not have any shares of Class I common stock issued upon settlement of Company RSUs that remained subject to fee offset. The Advisor is expected to redistribute a significant portion of the Company RSUs and/or shares to senior level employees of our Advisor and its affiliates that provide services to us, although the terms of such redistributions (including the timing, amount and recipients) remain solely in the discretion of our Advisor. The weighted average grant-date NAV per Class I share with respect to the unsettled Company RSUs is $7.29 as of September 30, 2017.
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
The chart below shows the grant dates, vesting dates, number of unvested shares as of September 30, 2017, and Grant Date NAV per Class I Share (share amounts in thousands).

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
Restricted Stock Grant
Effective February 2, 2017, we granted approximately 58,000 restricted shares of Class I common stock to certain employees of our Advisor and its affiliates at a price of $7.56 per share, of which 25% vested on the grant date with the remaining 75% vesting ratably over the next three anniversaries of the grant date. During the nine months ended September 30, 2017, approximately 38,000 shares of restricted stock vested at a weighted average price of $7.55, based on our NAV per share as of the vesting dates. During the nine months ended September 30, 2017, we recorded approximately $258,000 within “general and administrative expenses” in the accompanying condensed consolidated statements of operations. Our restricted stock generally vests ratably over a period of three to four years.
Private Placements of Delaware Statutory Trust Interests
Private Placements
In March 2016, we, through our Operating Partnership, initiated a program to raise capital in private placements exempt from registration under the Securities Act of 1933, as amended (“Private Placements”), through the sale of beneficial interests (“Interests”) in specific Delaware statutory trusts holding real properties, including properties currently indirectly owned by our Operating Partnership (the “2016 DST Program”). From 2006 through 2009, we, through our subsidiaries, conducted similar private placement offerings of fractional interests in which it raised a total of $183.1 million in gross proceeds. These fractional interests were all subsequently acquired by our Operating Partnership in exchange for an aggregate of 17.7 million OP Units. As of September 30, 2017, we had sold approximately $8.4 million in Interests in the 2016 DST Program, which we include in "other liabilities" in our accompanying condensed consolidated balance sheets. In September 2017, we, through our Operating Partnership, made certain modifications to the 2016 DST Program to reflect the Restructuring and to modify certain fees related to the Private Placements as described below (the “2017 DST Program”). As of September 30, 2017, we have not sold any Interests in the 2017 DST Program. The 2016 DST Program together with the 2017 DST Program may be referred to herein as the DST Program.
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

DST Program Dealer Manager Agreement
In connection with the DST Program, in March 2016, Black Creek Exchange LLC (f/k/a Dividend Capital Exchange LLC) (“BCX”), a wholly owned subsidiary of our taxable REIT subsidiary that is wholly owned by our Operating Partnership, entered into a Dealer Manager Agreement with our Dealer Manager, pursuant to which our Dealer Manager agreed to conduct Private Placements for Interests reflecting an indirect ownership of up to $500 million of Interests. BCX will pay certain up-front fees and reimburse certain related expenses to the Dealer Manager with respect to capital raised through any such Private Placements. BCX is obligated to pay our Dealer Manager a dealer manager fee of up to 1.5% of gross equity proceeds raised and a commission of up to 5% of gross equity proceeds raised through the Private Placements. The Dealer Manager may re-allow such commissions and a portion of such dealer manager fee to participating broker dealers.
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
We intend to recoup the costs of the selling commissions and dealer manager fees described above as well as some or all of our organization and offering expenses associated with the Private Placements through a purchase price “mark-up” of the initial estimated fair value of the DST Properties to be sold to investors, thereby placing the economic burden of these up-front fees on the investors purchasing such Interests. Under the 2016 DST Program, the purchase price mark-ups total up to 8% of the gross equity proceeds raised in the Private Placements. In addition, under the 2016 DST Program, we will be paid, by investors purchasing Interests, a non-accountable reimbursement equal to 1.0% of gross equity proceeds for real estate transaction costs that we expect to incur in selling or buying these Interests, and, investors purchasing Interests will be required to pay their share of title, transfer tax and other expenses as well as their own respective closing costs upon the initial sale of the interests. Under the 2017 DST Program, we have increased the purchase price mark-ups to 9.25% and eliminated the 1% out of pocket fee and additional charges for the investor’s share of title, transfer tax and other expenses. Under the 2017 DST Program, investors remain responsible for their own respective closing costs upon the initial sale of the interests.
Limited Partnership Agreement
In connection with the launch of the 2016 DST Program, the Company, on behalf of itself as general partner and on behalf of all the limited partners thereto, entered into the Fifth Amended and Restated Limited Partnership Agreement of our Operating Partnership, dated as of March 2, 2016, which was amended on August 2, 2016, and further amended on September 19, 2016 and March 2, 2017 (the “Prior Agreement”). The Prior Agreement amended the prior operating partnership agreement by establishing two series of Class E OP Units, with different redemption and registration rights. The currently existing third-party holders of Class E OP Units now hold Series 1 Class E OP Units, and continue to have the same redemption and registration rights they had previously, which include the right, in certain circumstances to require our Operating Partnership to redeem the OP Units for Class E shares of the Company or cash. Any purchasers of Interests in the 2016 DST Program that ultimately acquire OP Units through the FMV Option will acquire Series 2 Class E OP Units, which will have similar redemption and registration rights to those of the holders of Series 1 Class E OP Units, except that their redemption rights will in certain circumstances require our Operating Partnership to redeem the OP Units for either Class I shares of the Company or cash (as determined by our Operating Partnership in its sole discretion). In addition, the Prior Agreement provides that a redemption fee of 1.5% of the shares otherwise payable to a limited partner upon redemption of Series 2 Class E Units will be paid to an affiliate of the DST Manager (defined below). Holders of Series 1 or Series 2 Class E OP Units cannot require us to redeem their Series 1 or Series 2 Class E OP Units with cash.
Effective September 1, 2017, we entered into a Sixth Amended and Restated Limited Partnership Agreement (the "Amended and Restated Limited Partnership Agreement"). The Amended and Restated Limited Partnership Agreement reflects our Operating Partnership’s new name, revised OP Units that correspond to our revised share classes, and other ministerial changes. It also provides redemption rights for holders of Class I OP Units (which we may issue to third parties in the future). Any purchasers of Interests in the 2017 DST Program that ultimately acquire OP Units through the FMV Option will acquire Class I OP Units, which may be redeemed for either Class I shares of the Company or cash (as determined by our Operating Partnership in its sole discretion). In addition, the Amended and Restated Limited Partnership Agreement provides that a redemption fee of 1.5% of the shares otherwise payable to a limited partner upon redemption of Class I Units will be paid to an affiliate of the DST Manager (defined below). Holders of Class I OP Units cannot require us to redeem their Class I Units with cash.
Delaware Statutory Trust Agreement
BC Exchange Manager LLC, a wholly owned subsidiary of our Operating Partnership, is engaged to act as the manager of each Delaware statutory trust holding a DST Property, but will assign all of its rights and obligations as manager (including fees and reimbursements received) to an affiliate of the Advisor or a subsidiary thereof. Although the intention is to sell 100% of the interests to third parties, BCX may hold an interest for a period of time and therefore could be subject to the following description of fees and reimbursements paid to the DST Manager. The DST Manager will have primary responsibility for performing administrative actions in connection with the trust and any DST Property and has the sole power to determine when it is appropriate for a trust to sell a DST Property. The DST Manager will be entitled to the following payments from the trust: (i) a management fee equal to a stated percentage (e.g., 1.0%) of the gross rents payable to the trust, with such amount to be set on a deal-by-deal basis, (ii) a disposition fee of 1.0% of the gross sales price of any DST Property sold to a third party, and (iii) reimbursement of certain expenses associated with the establishment, maintenance and operation of the trust and DST Properties. Additionally, the DST Manager or its affiliate may earn a 1.0% loan fee for any financing arrangement sourced, negotiated and executed in connection with the DST Program. Furthermore, to the extent that the Operating Partnership exercises its fair market value purchase option to acquire the interests from the investors at a later time in exchange for OP Units, and such investors subsequently submit such OP Units for redemption pursuant to the terms of our Operating Partnership, a redemption fee of 1.5% of the amount otherwise payable to a limited partner upon redemption will be paid to an affiliate of our Advisor.
Summary of Fees and Other Amounts
The following table summarizes fees and other amounts earned by our Advisor and its related parties in connection with services performed for us during the three and nine months ended September 30, 2017 and 2016 (amounts in thousands, except footnoted information):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Advisory fees (1)	$3,274	$3,681	$10,215	$11,118
Other reimbursements paid to our Advisor (2)	2,203	1,928	6,507	6,232
Other reimbursements paid to our Dealer Manager	151	155	489	237
Advisory fees related to the disposition of real properties (3)	1,477	271	1,763	2,078
Development management fee (4)	—	—	—	31
Primary dealer fee (5)	—	—	—	1,697
Selling commissions	4	7	29	73
Dealer manager fees	79	99	306	274
Distribution fees	27	18	65	52
Total	$7,215	$6,159	$19,374	$21,792

(1)
Amounts reported for the three months ended September 30, 2017 and 2016 include approximately $153,000 and $284,000, respectively, that we were not obligated to pay in consideration of the issuance of Company RSUs to our Advisor. Amounts reported for the nine months ended September 30, 2017 and 2016 include approximately $596,000 and $849,000, respectively, that we were not obligated to pay in consideration of the issuance of Company RSUs to our Advisor.

(2)
Other reimbursements paid to our Advisor for the three months ended September 30, 2017 and 2016 include approximately $1.6 million and $1.6 million, respectively, and include approximately $5.1 million and $5.2 million for the nine months ended September 30, 2017 and 2016, respectively, to reimburse a portion of the salary, bonus and benefits for employees of our Advisor, including our executive officers, for services provided to us for which our Advisor does not otherwise receive a separate fee. The balance of such reimbursements are made up primarily of other general overhead and administrative expenses, including, but not limited to, allocated rent paid to both third parties and affiliates of our advisor, equipment, utilities, insurance, travel and entertainment, and other costs. As of the Restructuring Date, we no longer reimburse salary, bonus and benefits of our named executive officers. However, we will reimburse our Advisor for bonuses of our named executive officers for services provided to us prior to the Restructuring Date upon the final determination and payment of such bonuses to our named executive officers during the first quarter of 2018.

(3)
During the three months ended September 30, 2017, we paid the Advisor $1.4 million in consideration for disposition services rendered prior to September 1, 2017 and for which the Advisor has not otherwise been paid a fee.

(4)	Pursuant to our amended Advisory Agreement, our Advisor no longer receives a development management fee in exchange for providing development management services.

(5)
Amounts reported represent primary dealer fees we paid to our Dealer Manager based on the gross proceeds raised by participating broker-dealers pursuant to certain selected dealer agreements. Of the primary dealer fee earned during the nine months ended September 30, 2016, our Dealer Manager reallowed approximately $1.5 million to participating third-party broker-dealers and retained approximately $170,000. We currently do not intend to pay additional primary dealer fees in the Follow-On Offering.
See the accompanying condensed consolidated balance sheets for the amounts we owed to our Advisor and affiliates of our Advisor for such services and reimbursement of certain expenses as of September 30, 2017 and December 31, 2016. Pursuant to the Advisory Agreement, effective September 1, 2017, we accrue the advisory fee on a monthly basis and pay our Advisor amounts due subsequent to each month-end. Prior to September 1, 2017, we accrued the advisory fee on a daily basis. In addition, we recorded a liability of approximately $1.9 million for dealer manager and distribution fees that we estimate that we may pay to our Dealer Manager in future periods for shares of our common stock sold in our Follow-On Offering as of September 30, 2017. We anticipate that our Dealer Manager will reallow substantially all of such fees to third-party broker dealers.
9. NET (LOSS) INCOME PER COMMON SHARE
Reconciliations of the numerator and denominator used to calculate basic net (loss) income per common share to the numerator and denominator used to calculate diluted net (loss) income per common share for the three and nine months ended September 30, 2017 and 2016 are described in the following table (amounts in thousands, except per share information):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Numerator	2017	2016	2017	2016
Net (loss) income	$(2,145)	$3,318	$8,097	$51,690
Net loss (income) attributable to noncontrolling interests	185	(353)	(1,591)	(4,826)
Net (loss) income attributable to common stockholders	(1,960)	2,965	6,506	46,864
Dilutive noncontrolling interests share of net (loss) income	(165)	230	526	3,639
Numerator for diluted earnings per share – adjusted net (loss) income	$(2,125)	$3,195	$7,032	$50,503
Denominator
Weighted average shares outstanding-basic	139,925	158,688	144,998	161,274
Incremental weighted average shares effect of conversion of OP units	11,814	12,264	11,920	12,486
Weighted average shares outstanding-diluted	151,739	170,952	156,918	173,760
NET (LOSS) INCOME PER COMMON SHARE -BASIC AND DILUTED	$(0.01)	$0.02	$0.04	$0.29
໿

10. SEGMENT INFORMATION
We have three reportable operating segments, which include our three real property operating sectors (office, industrial, and retail), and we measure our profit and loss of our operating segments based on net operating income (“NOI”). We organize and analyze the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, investment strategies and objectives. Specifically, the physical characteristics of our buildings, the related operating characteristics, the geographic markets, and the type of tenants are inherently different for each of our segments. The following tables set forth revenue and the components of NOI of our segments for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands):
໿

	For the Three Months Ended September 30,
	Revenues		NOI
	2017	2016	2017	2016
Office	$27,099	$31,082	$15,730	$20,657
Industrial	1,538	1,449	1,194	968
Retail	20,841	20,727	15,038	15,196
Total	$49,478	$53,258	$31,962	$36,821

	For the Nine Months Ended September 30,
	Revenues		NOI
	2017	2016	2017	2016
Office	$84,163	$96,034	$50,253	$64,785
Industrial	4,438	4,694	3,172	3,345
Retail	63,421	60,776	47,077	44,986
Total	$152,022	$161,504	$100,502	$113,116
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
The following table is a reconciliation of our reported net (loss) income attributable to common stockholders to our NOI for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income attributable to common stockholders	$(1,960)	$2,965	$6,506	$46,864
Debt-related income	(194)	(235)	(654)	(710)
Real estate depreciation and amortization expense	16,927	19,989	53,661	60,022
General and administrative expenses	2,760	2,234	7,034	7,192
Advisory fees, related party	3,274	3,681	10,215	11,118
Acquisition-related expenses	—	136	—	661
Impairment of real estate property	—	2,090	1,116	2,677
Other expense and (income)	664	(2,308)	862	(2,297)
Interest expense	11,346	10,011	31,193	31,394
Gain on extinguishment of debt and financing commitments	—	—	—	(5,136)
Gain on sale of real property	(670)	(2,095)	(11,022)	(43,495)
Net (loss) income attributable to noncontrolling interests	(185)	353	1,591	4,826
Net operating income	$31,962	$36,821	$100,502	$113,116

The following table reflects our total assets by business segment as of September 30, 2017 and December 31, 2016 (amounts in thousands):

	As of
	September 30, 2017	December 31, 2016
Segment assets:
Office	$807,451	$825,961
Industrial	76,065	57,651
Retail	808,338	827,799
Total segment assets, net	1,691,854	1,711,411

Non-segment assets:
Debt-related investments, net	11,259	15,209
Cash and cash equivalents	5,841	13,864
Other non-segment assets (1)	48,817	43,244
Total assets	$1,757,771	$1,783,728

(1)	Other non-segment assets primarily consist of corporate assets including restricted cash and receivables, including straight-line rent receivable.
໿

11. SUBSEQUENT EVENTS
Morgan Stanley Selected Dealer Agreement
On October 13, 2017, we, our Advisor and our Dealer Manager entered into a selected dealer agreement (the “Selected Dealer Agreement”) with Morgan Stanley Smith Barney LLC (“Morgan Stanley”). Pursuant to the Selected Dealer Agreement, Morgan Stanley will act as a selected dealer under the Third Amended Dealer Manager Agreement with the Dealer Manager whereby Morgan Stanley will offer and sell shares of our common stock pursuant to the Company’s Follow-On Offering registered pursuant to Post-Effective Amendment No. 10 to our Follow-On Registration Statement, which was filed on September 1, 2017. The Selected Dealer Agreement may be amended to apply to future registered offerings as well.
Pursuant to the Selected Dealer Agreement, Morgan Stanley will offer and sell shares in the Offering on the terms described in the section of the prospectus contained in the Follow-On Registration Statement entitled “Plan of Distribution,” which is incorporated herein by reference.
Subject to certain limitations set forth in the Selected Dealer Agreement, we, our Dealer Manager and our Advisor, jointly and severally, agreed to indemnify Morgan Stanley, its affiliates and their respective officers, directors, partners, members, shareholders, employees and agents against certain losses, claims, damages or liabilities arising directly out of or relating to certain untrue or alleged untrue statements of material fact or omissions or alleged omissions of material fact in the prospectus, registration statement and sales materials used in connection with the Follow-On Offering and applications to qualify the shares for sale under the securities laws of certain jurisdictions, certain other written information approved or supplied by us, the Dealer Manager or the Advisor in connection with the Follow-On Offering, a material breach by us, the Dealer Manager or the Advisor of any of the representations, warranties or agreements in the Selected Dealer Agreement, a material breach by us or the Dealer Manager of any of the representations, warranties or agreements in the Dealer Manager Agreement, or any willful misconduct, fraud or gross negligence by us, the Dealer Manager or the Advisor in the performance of or failure to perform its obligations under the Selected Dealer Agreement.
The information set forth above with respect to the Selected Dealer Agreement does not purport to be complete in scope and is qualified in its entirety by the full text of the Selected Dealer Agreement, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.8.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements may relate to, without limitation, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), other development trends of the real estate industry, business strategies, and the growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors that may cause our results to vary are general economic and business (particularly real estate and capital market) conditions being less favorable than expected, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, availability and creditworthiness of prospective tenants, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, tenants’ ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental, regulatory and/or safety requirements, tenant bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control. For a further discussion of these factors and other risk factors that could lead to actual results materially different from those described in the forward-looking statements, see risk factors contained under (i) the heading "Risk Factors" in Post-Effective Amendment No. 10 to our Registration Statement on Form S-11 (File No. 333-197767), filed with the Securities and Exchange Commission (the "Commission") on September 1, 2017 and available at www.sec.gov, which are incorporated herein by reference and update the risk factors under the same heading in our Annual Report on Form 10-K; and (ii) Part II, Item 1A of this Quarterly Report on Form 10-Q. These new risk factors are equally applicable to all of our current investors, regardless of which class of our common stock they own.
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
Overview
Black Creek Diversified Property Fund Inc. (f/k/a Dividend Capital Diversified Property Fund Inc.) is a Maryland corporation formed on April 11, 2005 to invest in a diverse portfolio of real property and real estate related investments. As used herein, “the Company,” “we,” “our” and “us” refer to Black Creek Diversified Property Fund Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires.
We operate in such a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes, and we utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through our operating partnership, Black Creek Diversified Property Operating Partnership L.P. (f/k/a Dividend Capital Total Realty Operating Partnership, L.P.) (our “Operating Partnership”). Furthermore, our Operating Partnership wholly owns a taxable REIT subsidiary, BCD TRS Corp. (f/k/a DCTRT Leasing Corp.), through which we execute certain business transactions that might otherwise have an adverse impact on our status as a REIT if such business transactions were to occur directly or indirectly through our Operating Partnership. We are an externally managed REIT and have no employees. Our day-to-day activities are managed by Black Creek Diversified Total Advisors LLC (f/k/a Dividend Capital Total Advisors LLC) (our “Advisor”), a related party, under the terms and conditions of an advisory agreement (as amended from time to time, the “Advisory Agreement”).

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
The following table summarizes our investments in real properties, by segment, using our estimated fair value of these investments as of September 30, 2017 (amounts in thousands):
໿

	Geographic Markets	Number of Properties	Net Rentable Square Feet	% Leased (1)	Aggregate Fair Value
Office properties	13	16	3,429	83.3%	$1,190,050
Industrial properties	4	4	1,389	88.3%	86,550
Retail properties	9	33	3,751	95.7%	1,006,500
Real properties	20 (2)	53	8,569	89.5%	$2,283,100

(1)	Percentage leased is based on executed leases as of September 30, 2017.

(2)	The total number of our geographic markets does not equal the sum of the number of geographic markets by segment, as we have more than one segment in certain geographic markets.
We may target investments in four primary property categories of office, industrial, retail and multifamily. Although we may own properties in each of these categories, we are not tied to specific allocation targets and we may not always have significant holdings, or any holdings at all, in each category. For example, we do not currently own multifamily real estate assets, although we intend to consider multifamily investment opportunities in the future and our ownership of industrial real estate assets is less than 5% of our portfolio as of September 30, 2017. From 2013 through 2016, our investment strategy primarily focused on multi-tenant office and necessity-oriented, multi-tenant retail investments located in what we believe are strong markets poised for long-term growth. However, our current, near-term, investment strategy intends to prioritize new investments in industrial and multifamily and de-emphasize investments in retail and office. We are currently working on selling certain non-strategic office and retail assets. If successful, the disposition of these assets will help us to increase our allocation to industrial and multifamily real estate assets and our shorter term liquidity. However, there can be no assurance that we will be successful in this investment strategy, including with respect to any particular asset class. To a lesser extent we may invest in other types of real estate including, but not limited to, hospitality, medical offices, student housing and unimproved land. We anticipate that the majority of our real property investments will be made in the United States, although we may also invest in Canada and Mexico, and potentially elsewhere on a limited basis, to the extent that opportunities exist that may help us meet our investment objectives.
Any future and near-term obligations are expected to be funded primarily through the use of cash on hand, cash generated from operations, proceeds from our public offerings and other equity offerings, proceeds from the sale of existing investments, and the issuance and assumption of debt obligations.

•	Cash on hand — As of September 30, 2017, we had approximately $5.8 million of cash and cash equivalents.

•	Cash available under our credit facility — As of September 30, 2017, the unused portion of our line of credit was approximately $94.1 million, all of which was available to us.

•
Cash generated from operations — During the nine months ended September 30, 2017, we generated approximately $53.8 million from operations of our real properties and income from debt-related investments.

•
Proceeds from offerings of equity securities — We currently maintain a public offering of our shares of common stock. During the nine months ended September 30, 2017, we raised approximately $19.4 million in proceeds from the sale of shares in our current follow-on public offering, which commenced on September 16, 2015, including approximately $6.8 million under the distribution reinvestment plan. Additionally, during the nine months ended September 30, 2017, we received approximately $11.6 million in proceeds from the distribution reinvestment plan offering of our unclassified shares of common stock, which we refer to as “Class E” shares (the “Class E DRIP Offering”). Additionally, during the nine months ended September 30, 2017, we had raised approximately $5.9 million in proceeds from the sale of beneficial interests in specific Delaware statutory trusts holding real properties, which we include in "other liabilities" in our accompanying condensed consolidated balance sheets.

We believe that our existing cash balance, cash generated from operations, proceeds from our public offerings and our ability to sell investments and to issue debt obligations remains adequate to meet our expected capital obligations for the next twelve months.
Significant Transactions During the Nine Months Ended September 30, 2017
Restructuring
On September 1, 2017 (the “Restructuring Date”), we amended our charter and restructured our outstanding share classes as part of a broader restructuring (the "Restructuring"). Many aspects of the Restructuring are described in Post- Effective Amendment No. 10 to our Follow-On Registration Statement, which was filed on the Restructuring Date and is available on the website of the Commission at the address www.sec.gov and incorporated herein by reference. As part of the Restructuring, we, among other things:

•	changed our outstanding unclassified shares of common stock (which, since 2012, we have referred to as “Class E” shares ) to a new formally designated class of Class E shares;

•	changed our outstanding Class A, Class W and Class I shares of common stock to Class T, Class D and a new version of Class I shares of common stock, respectively;

•	created a new class of common stock called Class S shares;

•	revised the classes of common stock that we offer in our ongoing primary public offering from Class A, Class W and Class I shares to Class T, Class S, Class D and a new version of Class I shares;

•	revised the compensation we pay to our dealer manager in connection with our offerings;

•	revised the fees and reimbursements we pay to our Advisor;

•	changed the frequency of our NAV calculations from daily to monthly and made other changes to our valuation policies; and

•	adopted a new share redemption program that applies to all of our stockholders.
Whenever we refer to our share classes in this Quarterly Report on Form 10-Q with respect to dates prior to the Restructuring Date, we are referring to our shares under our prior share structure, and whenever we refer to our share classes in this Quarterly Report on Form 10-Q with respect to dates on or after the Restructuring Date, we are referring to our shares under our new share structure.
Investment Activities
Real Property Acquisitions
During the nine months ended September 30, 2017, we acquired (i) an industrial property in the East Bay, CA market comprising approximately 96,000 net rentable square feet for an acquisition price of approximately $16.2 million and (ii) an industrial property in the Las Vegas, NV market comprising approximately 248,000 net rentable square feet for an acquisition price of approximately $24.5 million. For additional discussion of our real property acquisitions, see Note 3 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.
Real Property Dispositions
During the nine months ended September 30, 2017, we completed the disposition of five properties aggregating approximately 788,000 net rentable square feet for an aggregate sales price of approximately $39.0 million. For additional discussion of our real property dispositions, see Note 3 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.
Please see "Subsequent Events" included in "Item 2. Management's Discussion and Analysis" of this Quarterly Report on Form 10-Q for additional information regarding investment activities occurring subsequent to September 30, 2017.
Financing Activities
Self-Tender Offer
During the nine months ended September 30, 2017, we completed two self-tender offers pursuant to which we accepted for purchase approximately 11.8 million unclassified shares of common stock, which were formally designated as Class E shares on September 1, 2017 as part of the Restructuring, at a weighted average purchase price of $7.50 per share for an aggregate cost of approximately $88.2 million. We funded the purchases with draws on our revolving credit facility.

Mortgage Borrowings
During the nine months ended September 30, 2017, we repaid four mortgage note borrowings in full with an aggregate balance of approximately $160.8 million at the time of the payoffs and a weighted average interest rate of 5.74%. We funded the repayment with proceeds from our revolving credit facility and our mortgage note borrowings discussed below.  For additional information on this repayment, see Note 4 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.
During the nine months ended September 30, 2017, we received proceeds of approximately $300.6 million from three mortgage note borrowings subject to a weighted average interest rate spread of 2.41% over one-month LIBOR. For additional information on these borrowings, see Note 4 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.
Please see "Subsequent Events" included in "Item 2. Management's Discussion and Analysis" of this Quarterly Report on Form 10-Q for additional information regarding financing activities occurring subsequent to September 30, 2017.
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
As discussed above in "Significant Transactions During the Nine Months Ended September 30, 2017", as part of the Restructuring on September 1, 2017, we changed the frequency of our NAV calculations from daily to monthly and will value our debt investments and real-estate liabilities in accordance with fair value standards under GAAP.

The following table sets forth the components of NAV for the Company as of September 30, 2017 and June 30, 2017 (amounts in thousands except per share information). As used below, “Fund Interests” means our Class E shares, Class T shares, Class D shares, Class I shares, and Class S shares, along with the OP Units held by third parties, and “Aggregate Fund NAV” means the NAV of all of the Fund Interests.
໿

	As of September 30, 2017	As of June 30, 2017 (1)
Office properties	$1,190,050	$1,187,550
Industrial properties	86,550	54,850
Retail properties	1,006,500	1,007,600
Real properties	$2,283,100	$2,250,000
Cash and other assets, net of other liabilities	5,916	(508)
Debt obligations	(1,159,579)	(1,111,852)
Aggregate Fund NAV	$1,129,437	$1,137,640
Total Fund Interests outstanding	151,550	151,738
NAV per Fund Interest	$7.45	$7.50

(1)
The Net Asset Value Calculation and Valuation Procedures in effect as of June 30, 2017 prescribed a valuation using the GAAP carrying amount for the Company’s debt-related investments and its debt obligations, rather than the fair value principles that will be used going forward. Had the Company’s debt-related investments and its debt obligations been valued at fair value, we estimate the Aggregate Fund NAV would have totaled $1,136,882 as of June 30, 2017 and the NAV per Fund Interest would have been $7.49 as of June 30, 2017.

When the fair value of our real estate assets is calculated for the purposes of determining our NAV per share, the calculation is done using the fair value principles detailed within the Financial Accounting Standards Board ("FASB") Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). However, our valuation procedures and our NAV are not subject to accounting principles generally accepted in the United States (“GAAP”) and will not be subject to independent audit. Prior to September 1, 2017, in the determination of our NAV, the value of certain of our debt-related investments and real estate-related liabilities were generally determined based on their carrying amounts under GAAP; however, those principles are generally based upon historic cost and therefore may not be determined in accordance with ASC Topic 820. Readers should refer to our financial statements for our net book value determined in accordance with GAAP from which one can derive our net book value per share by dividing our stockholders’ equity by shares of our common stock outstanding as of the date of measurement. After August 31, 2017, we valued our debt-related investments and real estate-related liabilities in accordance with fair value standards under GAAP.
Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from net book value on a GAAP basis. Most significantly, the valuation of our real estate assets, which is the largest component of our NAV calculation, will be provided to us by the Independent Valuation Firm on a monthly basis. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. In addition, after August 31, 2017, we valued our debt-related investments and real estate-related liabilities in accordance with fair value standards under GAAP. Also for NAV purposes, we mark-to-market our hedging instruments on a frequency that management determines to be practicable under the circumstances. However, our NAV policies and procedures allow for that frequency to change to be more or less frequent. Other examples that will cause our NAV to differ from our GAAP net book value include the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. Third party appraisers may value our individual real estate assets using appraisal standards that deviate from fair value standards under GAAP. The use of such appraisal standards may cause our NAV to deviate from GAAP fair value principles. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP.
Under GAAP, we record liabilities for dealer manager and distribution fees that we (i) currently owe Black Creek Capital Markets, LLC (f/k/a Dividend Capital Securities LLC) (our “Dealer Manager”) under the terms of our Dealer Manager agreement and (ii) for an estimate that we may pay to our Dealer Manager in future periods for shares of our common stock sold pursuant to the prior offering, which commenced on July 12, 2012 and terminated on September 15, 2015, and the current follow-on offering, which commenced on September 16, 2015. As of September 30, 2017, we recorded a total liability for dealer manager and distribution fees of approximately $1.9 million, comprised of a $14,000 current payable to our dealer manager and a $1.9 million estimated liability for dealer manager and distributions fees that we may pay to our dealer manager in future periods. We do not deduct the $1.9 million liability for estimated future dealer manager and distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV.

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
The September 30, 2017 valuation for our real properties was provided by the Independent Valuation Firm in accordance with our valuation procedures and determined starting with the appraised value. The aggregate real property valuation of $2.28 billion compares to a GAAP basis of real properties (before accumulated amortization and depreciation and the impact of intangible lease liabilities) of $2.13 billion, representing an increase of approximately $152.2 million or 7.1%. Certain key assumptions that were used by our Independent Valuation Firm in the discounted cash flow analysis are set forth in the following table based on weighted averages by property type.
໿

	Office	Industrial	Retail	Weighted Average Basis
Exit capitalization rate	6.46%	7.25%	6.41%	6.47%
Discount rate / internal rate of return ("IRR")	7.36%	7.79%	7.01%	7.22%
Annual market rent growth rate	3.15%	2.84%	2.86%	3.01%
Average holding period (years)	10.1	11.1	10.1	10.1
A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

Input	Hypothetical Change	Office	Industrial	Retail	Weighted Average Values
Exit capitalization rate (weighted average)	0.25% decrease	2.69%	2.13%	2.43%	2.55%
	0.25% increase	(2.49)%	(1.98)%	(2.25)%	(2.36)%
Discount rate (weighted average)	0.25% decrease	2.04%	2.05%	1.92%	1.99%
	0.25% increase	(2.00)%	(2.00)%	(1.88)%	(1.94)%
The September 30, 2017 valuation of our debt obligations was in accordance with fair value standards under GAAP. The key assumption used in the discounted cash flow analysis was the market interest rate. Market interest rates relating to the underlying debt obligations are based on unobservable Level 3 inputs, which we have determined to be our best estimate of current market interest rates of similar instruments. The weighted average market interest rate used in the September 30, 2017 valuation was 3.13%.
A change in the market interest rates used would impact the calculation of the fair value of our debt obligations. For example, assuming all other factors remain constant, a decrease in the weighted-average market interest rate rate of 0.25% would increase the fair value of our debt obligations by approximately 0.22%. Alternatively, assuming all other factors remain constant, an increase in the weighted-average market interest rate rate of 0.25% would decrease the fair value of our debt obligations by approximately 0.22%.

The following table sets forth the quarterly changes to the components of NAV for the Company and the reconciliation of NAV changes for each class of shares (amounts in thousands, except per share information):

	Total	Class E Common Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E OP Units
NAV as of June 30, 2017	$1,137,640	$756,313	$15,428	N/A	$18,640	$258,112	$89,147
Fund level changes to NAV
Realized/unrealized losses on net assets	(6,035)	(4,013)	(82)	—	(99)	(1,369)	(472)
Income accrual	16,173	10,768	221	—	266	3,658	1,260
Dividend accrual	(13,546)	(9,097)	(147)	—	(202)	(3,040)	(1,060)
Advisory fee	(3,283)	(2,187)	(45)	—	(54)	(742)	(255)
Performance-based fee	—	—	—	—	—	—	—
Class specific changes to NAV
Dealer Manager fee	(79)	—	(16)	—	(19)	(44)	—
Distribution fee	(28)	—	(24)	—	(4)	—	—
NAV as of September 30, 2017 before share/unit sale/redemption activity	$1,130,842	$751,784	$15,335	$—	$18,528	$256,575	$88,620
Dollar/unit sale/redemption activity
Amount sold	9,202	5,046	305	125	278	3,448	—
Amount redeemed	(10,607)	(2,983)	(47)	—	(113)	(5,783)	(1,681)
NAV as of September 30, 2017	$1,129,437	$753,847	$15,593	$125	$18,693	$254,240	$86,939
Shares/units outstanding as of June 30, 2017	151,738	100,877	2,058	N/A	2,486	34,427	11,890
Shares/units sold	1,229	674	41	17	37	460	—
Shares/units redeemed	(1,417)	(398)	(7)	—	(15)	(773)	(224)
Shares/units outstanding as of September 30, 2017	151,550	101,153	2,092	17	2,508	34,114	11,666
NAV per share/unit as of June 30, 2017		$7.50	$7.50	N/A	$7.50	$7.50	$7.50
Change in NAV per share/unit		(0.05)	(0.05)	N/A	(0.05)	(0.05)	(0.05)
NAV per share/unit as of September 30, 2017		$7.45	$7.45	$7.45	$7.45	$7.45	$7.45
Our Operating Results
Set forth below is a discussion of our operating results, followed by a discussion of FFO (as defined below), which we consider to be a meaningful supplemental measure of our operating performance. We also use net operating income ("NOI") because NOI reflects the specific operating performance of our real properties and excludes certain items that are not considered to be controllable in connection with the management of each property, such as other-than-temporary impairment, losses related to provisions for losses on debt-related investments, gains or losses on derivatives, acquisition-related expenses, gains or losses on extinguishment of debt and financing commitments, interest income, depreciation and amortization, general and administrative expenses, advisory fees, interest expense and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our operating financial performance as a whole, since it does exclude such items that could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. We present NOI in the tables below, and include a reconciliation to net income, as defined by GAAP, in Note 10 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.
Net (Loss) Income Attributable to Common Stockholders
Our net (loss) income attributable to common stockholders decreased to a loss of approximately $2.0 million for the three months ended September 30, 2017 from income of approximately $3.0 million for the three months ended September 30, 2016. The decrease was primarily a result of (i) a decrease in real property NOI from continuing operations primarily as a result of the expiration of our lease with Sybase Inc. ("Sybase") in January 2017 and (ii) a decrease in interest income received from our CDO securities portfolio partially offset by a decrease in impairment of real estate property.
Our net income attributable to common stockholders decreased to approximately $6.5 million for the nine months ended September 30, 2017 from approximately $46.9 million for the nine months ended September 30, 2016. The decrease was primarily a result of (i) a decrease in gain on sale of real property and a decrease in gain on extinguishment of debt and financing, largely driven by the disposition of six properties during the nine months ended September 30, 2016 and (ii) a decrease in real property NOI from continuing operations primarily as a result of the expiration of our lease with Sybase in January 2017 and 2016 real estate property disposition activity.

The following series of tables and discussions describe in more detail our results of operations, including those items specifically mentioned above, for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016.
Three and Nine-Months Comparison
Our results of rental activities are presented in two groups: (i) all operating properties that we acquired prior to January 1, 2016 and owned through September 30, 2017 (the “Same Store Portfolio”), providing meaningful comparisons for the three and nine months ended September 30, 2017 and the three and nine months ended September 30, 2016, and (ii) all other operating properties, which were acquired or disposed during the same period (the “Non-Same Store Portfolio”). The Same Store Portfolio includes 50 properties, comprising approximately 8.1 million square feet or 95.0% of our total portfolio when measured by square feet.
The following table illustrates the changes in rental revenues, rental expenses, and net operating income for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 (dollar amounts in thousands, except footnoted information).

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Revenue
Base rental revenue - Same Store Portfolio (1)	$36,297	$40,874	$(4,577)	-11%	$111,485	$122,402	$(10,917)	-9%
Average % leased	88%	94%	(6)%	-6%	89%	94%	(5)%	-5%
Other rental revenue - Same Store Portfolio (2)	11,115	10,702	413	4%	34,547	31,885	2,662	8%
Total rental revenue - Same Store Portfolio	47,412	51,576	(4,164)	-8%	146,032	154,287	(8,255)	-5%
Rental revenue - Non-Same Store Portfolio	2,066	1,682	384	23%	5,990	7,217	(1,227)	-17%
Total rental revenue	$49,478	$53,258	$(3,780)	-7%	$152,022	$161,504	$(9,482)	-6%
Rental Expenses
Same Store Portfolio	$16,886	$15,942	$944	6%	$49,483	$46,190	$3,293	7%
Non-Same Store Portfolio	630	495	135	27%	2,037	2,198	(161)	-7%
Total rental expenses	$17,516	$16,437	$1,079	7%	$51,520	$48,388	$3,132	6%
Net Operating Income
Real property - Same Store Portfolio (2)	$30,526	$35,634	$(5,108)	-14%	$96,549	$108,097	$(11,548)	-11%
Real property - Non-Same Store Portfolio	1,436	1,187	249	21%	3,953	5,019	(1,066)	-21%
Total net operating income (3)	$31,962	$36,821	$(4,859)	-13%	$100,502	$113,116	$(12,614)	-11%

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

(2)
Our same store NOI includes certain non-cash GAAP adjustments for rental revenue for straight line rent and amortization of above market lease assets and below market lease liabilities that caused an increase to GAAP NOI of approximately $476,000 for the three months ended September 30, 2017, a decrease to GAAP NOI of approximately $196,000 for the three months ended September 30, 2016 and an increase to GAAP NOI of approximately $1.2 million and $3,000 for the nine months ended September 30, 2017 and 2016, respectively.

(3)
For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, refer to “Our Operating Results” above. See also Note 10 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Net Operating Income
Base Rental Revenue - Same Store
The table below presents the factors contributing to the decrease in our same store base rental revenue for the three months ended September 30, 2017 and 2016 (dollar amounts other than annualized base rent per square foot in thousands):
໿

Same Store Portfolio	Base Rent for the Three Months Ended September 30,			Average % Leased for the Three Months Ended September 30,		Annualized Base Rent per Square Foot for the Three Months Ended September 30 (1),
	2017	2016	$ Change	2017	2016	2017	2016
Office	$20,779	$25,407	$(4,628)	81.5%	95.6%	$29.75	$30.99
Industrial	870	847	23	84.5%	84.5%	3.94	3.84
Retail	14,648	14,620	28	95.7%	95.8%	16.69	16.65
Total base rental revenue - same store	$36,297	$40,874	$(4,577)	88.3%	94.3%	$20.20	$21.30

(1)	Represents contractual base rent and does not include the impact of tenant concessions, such as free rent and tenant reimbursements.
Base rental revenue in our Same Store Portfolio decreased for the three months ended September 30, 2017, compared to the same period in 2016, primarily due to a decrease in our office portfolio as a result of the Sybase lease expiration in January 2017. Excluding the impact of the Sybase lease expiration, base rental revenue in our Same Store Portfolio was relatively flat increasing to approximately $36.3 million for the three months ended September 30, 2017 from approximately $36.2 million for the same period in 2016.
The table below presents the factors contributing to the decrease in our same store base rental revenue for the nine months ended September 30, 2017 and 2016 (dollar amounts other than annualized base rent per square foot in thousands):

Same Store Portfolio	Base Rent For the Nine Months Ended September 30,			Average % Leased For the Nine Months Ended September 30,		Annualized Base Rent per Square Foot for the Six Months Ended September 30 (1),
	2017	2016	$ Change	2017	2016	2017	2016
Office	$64,447	$75,704	$(11,257)	84.5%	95.8%	$29.65	$30.72
Industrial	2,590	2,522	68	84.5%	84.5%	3.91	3.81
Retail	44,448	44,176	272	94.9%	95.0%	17.02	16.90
Total base rental revenue - same store	$111,485	$122,402	$(10,917)	89.2%	94.0%	$20.46	$21.32

(1)	Represents contractual base rent and does not include the impact of tenant concessions, such as free rent and tenant reimbursements.

Base rental revenue in our Same Store Portfolio decreased for the nine months ended September 30, 2017, compared to the same period in 2016, primarily due to a decrease in our office portfolio as a result of the Sybase lease expiration in January 2017. Excluding the impact of the Sybase lease expiration, base rental revenue in our Same Store Portfolio increased approximately $1.5 million to $109.9 million for the nine months ended September 30, 2017, from approximately $108.4 million for the same period in 2016 primarily due to an increase in annualized base rent per square foot in our office portfolio for the nine months ended September 30, 2017, resulting from scheduled rent escalations for existing leases and improving rental rates for new and renewal leases partially offset by certain lease expirations during the nine months ended September 30, 2017.
Other Rental Revenue - Same Store
Same store other rental revenue increased for the three and nine months ended September 30, 2017, compared to the same periods in 2016, primarily due to a decrease in unfavorable straight-line and above-market rent adjustments resulting from the Sybase lease expiration in January 2017. Excluding the impact of the Sybase lease expiration, other rental revenue in our Same Store Portfolio decreased approximately $730,000 for the three months ended September 30, 2017, compared to the same period in 2016 primarily due to (i) an increase in unfavorable straight-line rent adjustments and (ii) a decrease in recoveries.
Excluding the impact of the Sybase lease expiration, other rental revenue in our Same Store Portfolio decreased approximately $624,000 for the the nine months ended September 30, 2017, compared to the same period in 2016 primarily due to an increase in unfavorable straight-line rent adjustments partially offset by an increase in recoveries.

Rental Expenses - Same Store
The table below presents the amounts recorded and changes in rental expense of our Same Store Portfolio for the three and nine months ended September 30, 2017 and 2016 (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Real estate taxes	$6,854	$6,249	$605	9.7%	$20,325	$18,038	$2,287	12.7%
Repairs and maintenance	4,456	4,638	(182)	(3.9)%	14,104	13,212	892	6.8%
Utilities	2,100	2,281	(181)	(7.9)%	5,871	6,207	(336)	(5.4)%
Property management fees	1,177	1,169	8	0.7%	3,592	3,543	49	1.4%
Insurance	362	350	12	3.4%	1,077	985	92	9.3%
Other	1,937	1,255	682	54.3%	4,514	4,205	309	7.3%
Total same store rental expense	$16,886	$15,942	$944	5.9%	$49,483	$46,190	$3,293	7.1%
Rental expense in our Same Store Portfolio increased for the three and nine months ended September 30, 2017, compared to the same periods in 2016, primarily attributable to the impact of the Sybase lease expiration in January 2017 as certain rental expenses associated with the Sybase lease are no longer tenant paid. Excluding the impact of the Sybase lease expiration, rental expense in our Same Store Portfolio slightly increased to approximately $16.1 million for the three months ended September 30, 2017 from approximately $15.9 million for the same period in 2016.
Excluding the impact of the Sybase lease expiration, rental expense in our Same Store Portfolio increased approximately $1.2 million to approximately $47.3 million for the nine months ended September 30, 2017 from approximately $46.1 million for the same period in 2016, primarily attributable to an increase in real estate taxes due to an increase in property values.
Real Property – Non-Same Store Portfolio
The increase in rental revenue and NOI in our Non-Same Store Portfolio for the three months ended September 30, 2017, compared to the same period in 2016 is primarily attributable to the acquisitions of (i) a retail property in May 2016 and (ii) two industrial properties in July 2017 partially offset by the disposition of real properties during 2017 and 2016.
The decrease in rental revenue and NOI in our Non-Same Store Portfolio for the nine months ended September 30, 2017, compared to the same period in 2016 is primarily attributable to the dispositions of (i) an office property in Washington, DC in February 2016 and (ii) an office property in Chicago, IL in March 2016 partially offset by the acquisitions of (i) a retail property in May 2016 and (ii) two industrial properties in July 2017.
Other Operating Expenses
Real Estate Depreciation and Amortization Expense
Depreciation and amortization expense decreased for three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to certain intangible lease assets becoming fully amortized partially offset by the write-off of certain intangible lease assets as a result of early lease terminations.
General and Administrative Expenses
General and administrative expenses increased for three months ended September 30, 2017 compared to the same period in 2016, primarily due to (i) an increase in proxy solicitation expenses of approximately $558,000 and (ii) an increase in reimbursements paid to our Advisor due to acquisition activity during the three months ended September 30, 2017.
Advisory Fees
The decrease in advisory fees for three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily resulted from the common stock redemptions pursuant to our self-tender offerings in 2016 and 2017. See Note 8 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of all fees and reimbursements that we paid to our Advisor during the three and nine months ended September 30, 2017 and 2016.

Impairment of Real Estate Property
We recorded $2.1 million in impairment charges during the three months ended September 30, 2016 due to the net book value of an office property exceeding the contract sales price less cost prior to disposition. We recorded approximately $1.1 million and $2.7 million in impairment charges related to our real properties during the nine months ended September 30, 2017 and 2016.
See Note 3 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of impairment charges recorded during the three and nine months ended September 30, 2017 and 2016.
Other (Expense) and Income
Other (Expense) and Income
Other income decreased for the three and nine months ended September 30, 2017 compared to the same period in 2016, primarily due to a decrease in interest income received from our CDO securities portfolio.
Interest Expense
Interest expense increased for the three months ended September 30, 2017, compared to the same period in 2016, primarily due to (i) a higher outstanding principal balance and (ii) an increase of the weighted average interest rate to 3.4% as of September 30, 2017 from 3.2% as of September 30, 2016. During 2017 and 2016, we repaid $487.0 million of mortgage note borrowings with proceeds from our revolving line of credit and issued $386.1 million of new mortgage note borrowings. The following table further describes our interest expense by debt obligation, and includes amortization of deferred financing costs, amortization related to our derivatives, and amortization of discounts and premiums for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Debt Obligation	2017	2016	2017	2016
Mortgage notes	$4,239	$5,702	$11,362	$18,812
Unsecured borrowings	7,040	4,290	19,667	12,559
Financing obligations	67	19	164	23
Total interest expense	$11,346	$10,011	$31,193	$31,394
Gain on Extinguishment of Debt and Financing Commitments
During the nine months ended September 30, 2016, we had a gain of approximately $5.1 million on extinguishment of debt and financing commitments. The gain in 2016 resulted from the extinguishment of a $5.1 million contingently payable mortgage note that was not ultimately required to be repaid. There was no comparable transaction in 2017.
Gain on Sale of Real Property
During the three months ended September 30, 2017 and 2016, we had a gain on sale of real property of approximately $0.7 million and $2.1 million, respectively. During the nine months ended September 30, 2017 and 2016, we had a gain on sale of real property of approximately $11.0 million and $43.5 million, respectively. For a detailed discussion of the real properties we disposed of during the three and nine months ended September 30, 2017 and 2016, see Note 3 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.
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

The following table presents a reconciliation of FFO to net (loss) income attributable to common stockholders for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands, except per share information):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Reconciliation of net earnings to FFO:
Net (loss) income attributable to common stockholders	$(1,960)	$2,965	$6,506	$46,864
Add (deduct) NAREIT-defined adjustments:
Depreciation and amortization expense	16,927	19,989	53,661	60,022
Gain on sale of real property	(670)	(2,095)	(11,022)	(43,495)
Impairment of real estate property	—	2,090	1,116	2,677
Noncontrolling interests’ share of net (loss) income	(185)	353	1,591	4,826
Noncontrolling interests’ share of FFO	(1,081)	(1,719)	(4,018)	(6,298)
FFO attributable to common shares-basic	13,031	21,583	47,834	64,596
FFO attributable to dilutive OP Units	1,100	1,668	3,923	5,002
FFO attributable to common shares-diluted	$14,131	$23,251	$51,757	$69,598
FFO per share-basic and diluted	$0.09	$0.14	$0.33	$0.40
Weighted average number of shares outstanding
Basic	139,925	158,688	144,998	161,274
Diluted	151,739	170,952	156,918	173,760

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
Liquidity and Capital Resources
Liquidity Outlook
We believe our existing cash balance, our available credit under our revolving credit facilities, cash from operations, additional proceeds from our public offerings, proceeds from the sale of existing investments, and prospective debt or equity issuances will be sufficient to meet our liquidity and capital needs for the foreseeable future, including the next 12 months. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, distribution payments, debt service payments, including debt maturities of approximately $277.4 million, redemption payments, issuer tender offers, and acquisitions of real property and debt-related investments. Borrowings that are subject to extension options are also subject to certain lender covenants and restrictions that we must meet to extend the initial maturity date. We currently believe that we will qualify for these extension options. However, we cannot guarantee that we will meet the requirements to extend the notes upon initial maturity. In the event that we do not qualify to extend the notes, we expect to repay them with proceeds from new borrowings or available proceeds from our revolving credit facility.

We calculate our leverage for reporting purposes as the outstanding principal balance of our total borrowings divided by the fair value of our real property and debt-related investments. Based on this methodology, our leverage was 50.5% as of September 30, 2017. There are other methods of calculating our overall leverage ratio that may differ from this methodology, such as the methodology used in determining our compliance with corporate borrowing covenants. Our leverage, as calculated under our corporate borrowing covenants, was 53.9% as of September 30, 2017.
As of September 30, 2017, we had approximately $5.8 million of cash and cash equivalents compared to $13.9 million as of December 31, 2016. The following discussion summarizes the sources and uses of our cash during the nine months ended September 30, 2017.
Operating Activities
Net cash provided by operating activities decreased by approximately $14.0 million to approximately $53.8 million for the nine months ended September 30, 2017 from approximately $67.8 million for the same period in 2016. The decrease is primarily due to a decrease in NOI as discussed previously under "Our Operating Results.
Lease Expirations
Our primary source of funding for our property-level operating expenses and debt service payments is rent collected pursuant to our tenant leases. Our operating portfolio was approximately 89.5% leased as of September 30, 2017, compared to approximately 91.5% as of September 30, 2016. Our properties are generally leased to tenants for terms ranging from three to ten years. As of September 30, 2017,  the weighted average remaining term of our leases was approximately 5.0 years, based on annualized base rent, and 5.1 years, based on leased square footage.
The following is a schedule of expiring leases for our consolidated operating properties by annualized base rent and square footage as of September 30, 2017 and assuming no exercise of lease renewal options (dollar amounts and square footage amounts in thousands, except footnoted information):

	Lease Expirations
Year (1)	Number of Leases Expiring	Annualized Base Rent (2)%		Square Feet	%
2017 (3)	21	$9,276	5.9%	253	3.3%
2018	95	8,590	5.5%	361	4.7%
2019	103	24,972	15.9%	1,114	14.6%
2020	125	24,743	15.8%	1,115	14.6%
2021	68	17,117	10.9%	1,279	16.8%
2022	63	13,154	8.4%	715	9.4%
2023	46	20,289	12.9%	791	10.4%
2024	27	5,432	3.5%	336	4.4%
2025	22	4,997	3.2%	214	2.8%
2026	18	3,442	2.2%	210	2.8%
Thereafter	50	24,787	15.8%	1,246	16.2%
Total	638	$156,799	100.0%	7,634	100.0%

(1)
The lease expiration year does not include the consideration of any renewal or extension options. Also, the lease expiration year is based on noncancellable lease terms and does not extend beyond any early termination rights that the tenant may have under the lease.

(2)	Annualized base rent represents the annualized monthly base rent of leases executed as of September 30, 2017.

(3)
Represents the number of leases expiring and annualized base rent for the remainder of 2017. Includes three leases with annualized base rent of approximately $34,000 that are on a month-to-month basis. In January 2017, our lease with Sybase, our second largest tenant as of December 31, 2016 based upon annualized base rent, was terminated and is no longer included in the above table.

໿
Our most significant lease was Charles Schwab & Co., Inc. ("Schwab") which leased 100% of a 594,000 square foot office property in Northern New Jersey (“3 Second Street", formerly known as Harborside) and expired on September 30, 2017. The Schwab lease was not renewed or extended. The Schwab lease comprises $23.5 million, or 15.0%, of our total annualized base rent as of September 30, 2017 and $12.2 million, or 12.1%, of our total NOI for the nine months ended September 30, 2017. As of September 30, 2017, the Schwab lease comprises 6.9% of our total portfolio when measured in square feet.

However, 3 Second Street is 100% subleased to 25 tenants through September 2017 and furthermore 15 of these subleases comprising 389,000 square feet or 65% of 3 Second Street, have executed leases directly with us that effectively extend their leases beyond the Schwab lease expiration. These direct leases will expire between September 2020 and September 2032. As a result, the above lease expiration table includes these direct leases in the years in which the leases will expire, as opposed to reflecting the full impact of the lease expiration of the current in-place lease with Schwab in 2017.
As the Schwab lease has expired, we may be forced to offer concessions in order to attract new tenants. In addition, we may be required to expend substantial funds to construct new tenant improvements in the vacated space and incur leasing costs. As a result, and until this property is released, we would expect the expiration of the Schwab lease to negatively impact our operating results and cash flows.
During the nine months ended September 30, 2017, we signed new leases for approximately 537,000 square feet and renewal leases for approximately 481,000 square feet. Notable lease activity during the three months ended September 30, 2017 includes (i) a 73,000 square foot lease with Trinet Group, Inc. at an office property in East Bay, CA to partially replace Sybase and (ii) a 61,000 square foot lease renewal with Proctor & Gamble at an office property in Fayetteville, AR.
Tenant improvements and leasing commissions related to our new leases were approximately $19.1 million and $7.5 million, respectively, or $18.79 and $7.37 per square foot, respectively. Of these leases, approximately 684,000 square feet were considered comparable leases, with average straight line rent growth of 30.9%, and tenant improvements and incentives of approximately $54.85 per square foot. Comparable leases comprise leases for which prior leases were in place for the same suite within twelve months of executing a new lease. Comparable leases must have terms of at least six months and the square footage of the suite occupied by the prior tenant cannot be more or less than 50% different from the size of the new lease's suite.
Investing Activities
We had net cash used in investing activities of approximately $19.7 million for the nine months ended September 30, 2017, compared to net cash provided by investing activities of approximately $126.3 million for the same period in 2016. The $146.0 million decrease is primarily due to a $166.4 million decrease in proceeds from disposition of real properties partially offset by a $26.3 million decrease in cash paid to acquire operating properties.
Financing Activities
Net cash used in financing activities decreased approximately $133.4 million to approximately $42.2 million for the nine months ended September 30, 2017 from $175.5 million for the same period in 2016. The decrease is primarily due to a $138.6 million increase in cash received from net borrowing activities, partially offset by (i) a $39.9 million decrease in cash paid for redemption of common shares and (ii) a $39.5 million decrease in proceeds from the sale of our common shares.
During the nine months ended September 30, 2017 and 2016, we raised approximately $12.6 million and $51.4 million in proceeds from the sale of shares in our current follow-on public offering, respectively, and approximately $6.8 million and $4.1 million under the distribution reinvestment plan, respectively. The decline in proceeds largely resulted from a primary dealer offering during the three months ended September 30, 2016. We have offered and will continue to offer Class E shares of common stock through the Class E DRIP Offering. The amount raised under the Class E DRIP Offering decreased by approximately $0.4 million to approximately $11.6 million for the nine months ended September 30, 2017, from approximately $11.2 million for the same period in 2016.
Debt Maturities
One of our borrowings with an aggregate outstanding balance as of September 30, 2017 of approximately $275.0 million has a maturity before January 1, 2019; however, this borrowing is subject to two one-year extension options. For additional information on our upcoming debt maturities, see Note 4 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.
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

The following table sets forth the amounts and sources of distributions declared for the three and nine months ended September 30, 2017 and 2016 (dollar amounts in thousands, except footnoted information):
໿

	For the Three Months Ended				For the Nine Months Ended
Distributions:	September 30, 2017	% of Total Distributions	September 30, 2016	% of Total Distributions	September 30, 2017	% of Total Distributions	September 30, 2016	% of Total Distributions
Common stock distributions paid in cash	$7,549	55.2%	$8,907	57.7%	$23,865	56.1%	$27,747	59.0%
Other cash distributions (1)	1,195	8.7%	1,257	8.2%	3,745	8.8%	3,838	8.1%
Total cash distributions	$8,744	63.9%	$10,164	65.9%	$27,610	64.9%	$31,585	67.1%
Common stock distributions reinvested in common shares	4,937	36.1%	5,264	34.1%	14,933	35.1%	15,483	32.9%
Total distributions	$13,681	100.0%	$15,428	100.0%	$42,543	100.0%	$47,068	100.0%
Sources of distributions:
Cash flow from operations (2)	$18,237	133.3%	$24,477	158.7%	$53,828	126.5%	$67,838	144.1%
Financial performance metric:
NAREIT-defined FFO (3)	$14,131	103.3%	$23,251	150.7%	$51,757	121.7%	$69,598	147.9%

(1)
Other cash distributions include (i) distributions declared for OP Units for the respective period, (ii) regular distributions made during the period to our joint venture partners that are noncontrolling interest holders, which exclude distributions of disposition proceeds related to properties sold by the joint ventures, (iii) distribution fees we pay to our dealer manager with respect to the Class T, Class S and Class D shares, and (iv) dividend equivalents declared during the period to the unvested restricted stock units granted by the Company to our Advisor.

(2)
Prior to January 1, 2017, expenses associated with the acquisition of real property were recorded to earnings and as a deduction to our cash from operations. As of January 1, 2017, we adopted Accounting Standards Update 2017-01 ("ASU 2017-01") and anticipate that our future acquisitions of real property will likely be accounted for as asset acquisitions which requires capitalization of acquisition costs as a component of the acquired assets which will reduce our cash flows provided by investing activities. See Note 2 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional discussion regarding ASU 2017-01. We did not record any acquisition-related expenses in the accompanying statements of operations for the three and nine months ended September 30, 2017. We incurred acquisition-related expenses of approximately $136,000 and $661,000 for the three and nine months ended September 30, 2016, respectively.

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

Redemptions
Below is a summary of (i) Class E common stock repurchases pursuant to our self-tender offers, (ii) repurchases pursuant to our Class E Share Redemption Program (which terminated effective September 1, 2017) (the “Class E SRP”), (iii) repurchases pursuant to our Second Amended and Restated Class A, W and I Share Redemption Program (which terminated effective September 1, 2017) (the “Class AWI SRP”) and (iv) repurchases pursuant to our current share redemption program, adopted September 1, 2017 and amended as of October 13, 2017 (the "New SRP"), for each of the last four quarterly periods (number of shares in thousands). Redemption requests accepted in September 2017 pursuant to our New SRP are considered redeemed on October 1, 2017 and are not included in the table below. Please see "Subsequent Events" included in "Item 2. Management's Discussion and Analysis" of this Quarterly Report on Form 10-Q for additional information regarding redemptions paid subsequent to September 30, 2017.
໿
໿

For the Quarter Ended:	Number of Shares Requested for Redemption or Purchase	Number of Shares Redeemed or Purchased	Percentage of Shares Requested for Redemption Redeemed or for Purchase Purchased	Price Paid per Share
December 31, 2016
Class E SRP – Death or Disability Redemptions	360	360	100%	$7.48
Self-Tender Offer Purchases (1)	7,697	7,697	100%	7.44
Class AWI SRP	301	301	100%	7.47
Total / Average	8,358	8,358	100%	7.44
March 31, 2017
Class E SRP – Death or Disability Redemptions	249	249	100%	7.56
Self-Tender Offer Purchases (1)	5,685	5,685	100%	7.51
Class AWI SRP	414	414	100%	7.55
Total / Average	6,348	6,348	100%	7.51
June 30, 2017
Class E SRP – Death or Disability Redemptions	315	315	100%	7.52
Self-Tender Offer Purchases (1)	6,071	6,071	100%	7.49
Class AWI SRP	786	786	100%	7.51
Total / Average	7,172	7,172	100%	7.49
September 30, 2017
Class E SRP – Death or Disability Redemptions	387	387	100%	7.49
Class AWI SRP	805	805	100%	7.48
Total / Average	1,192	1,192	100%	7.48
Average	5,768	5,768	100%	$7.48

(1)	Amounts represent Class E shares purchased pursuant to self-tender offers, which we completed on December 9, 2016, March 10, 2017, and June 14, 2017.
See “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q for more information regarding redemptions of shares during the three months ended September 30, 2017.
Subsequent Events
The following occurred subsequent to September 30, 2017.

Dispositions of Real Property
On October 17, 2017, we disposed of a non-strategic office property in Silicon Valley, CA comprising 143,000 net rentable square feet ("Jay Street") to an unrelated third party. We sold Jay Street, which had a net basis of approximately $30.9 million as of September 30, 2017, for a total sales price of $44.9 million. Jay Street was 100% leased as of September 30, 2017.

On October 25, 2017, we disposed of a retail property in Philadelphia, PA comprising 426,000 net rentable square feet ( "Centerton Square") to an unrelated third party. We sold Centerton Square, which had a net basis of approximately $75.8 million as of September 30, 2017, for a total sales price of $129.6 million. Centerton Square was 100% leased as of September 30, 2017.

Repayment of Mortgage Note
On October 25, 2017, we repaid a $75.0 million mortgage note secured by Centerton Square, subject to an interest rate spread of 2.25% over one-month LIBOR and a maturity date of July 10, 2019, with proceeds from the disposition of Centerton Square.
Redemptions Pursuant to our New SRP
Subsequent to September 30, 2017, we settled common share redemptions pursuant to our New SRP of approximately 6.3 million shares of common stock for approximately $46.9 million.
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
As of September 30, 2017, the fair value of our fixed-rate borrowings was $130.6 million and the carrying value of our fixed-rate borrowings was $128.3 million. The fair value estimate of our fixed-rate borrowings was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of September 30, 2017. As we expect to hold our fixed-rate borrowings to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed-rate borrowings, would have a significant impact on our operations.
As of September 30, 2017, we had approximately $680.1 million of unhedged floating-rate borrowings outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our remaining variable rate borrowings were to increase 10%, we estimate that our quarterly interest expense would increase by approximately $210,000 based on our outstanding floating-rate debt as of September 30, 2017.
 We may seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by selectively utilizing derivative instruments to hedge exposures to changes in interest rates on loans secured by our assets. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy is designed to minimize the impact on our net income (loss) and funds from operations from changes in interest rates, the overall returns on our investments may be reduced. Our board of directors has established policies and procedures regarding our use of derivative instruments for hedging or other purposes. During the nine months ended September 30, 2017, we recorded an increase in our net asset value of approximately $932,000 as a result of changes in the value of our derivatives. Changes in the interest rate yield curve directly impact the value of our derivatives and, as capital market expectations of future interest rates have declined, so have the value of our derivatives.
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

PART II.  OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS

The risk factors contained under the heading "Risk Factors" in Post-Effective Amendment No. 10 to our Registration Statement on Form S-11 (File No. 333-197767), filed with the Commission on September 1, 2017 and available at www.sec.gov, are incorporated herein by reference and update the risk factors under the same heading in our Annual Report on Form 10-K. These new risk factors are equally applicable to all of our current investors, regardless of which class of our common stock they own. In addition, the following updates the similar risk factors in our Registration Statement:
We have experienced periods in the past in which redemption demand exceeded redemption capacity, and we could experience such situations again in the future.
We commenced our initial public offering in January 2006 and commenced operations later that year. At that time, we only offered Class E shares of common stock (referred to at that time simply as our shares of “common stock”), and our share redemption program for Class E stockholders (which was more restrictive than our current share redemption program) was subject to limitations that included a maximum number of redemptions during any calendar year of 5% of the weighted average number of shares outstanding during the prior calendar year. Beginning in the first quarter of 2009 through the third quarter of 2016, redemption requests from Class E stockholders exceeded the redemption limits set forth in the Class E share redemption program and associated offering materials, and we conducted a number of self-tender offers to supplement this liquidity. As a result, we redeemed only a portion of the shares from investors who sought redemption during that period, either through the redemption program or self-tender offers, and stockholders were required to resubmit redemption requests periodically in order to renew their requests to either have their shares redeemed pursuant to the share redemption program or purchased pursuant to a tender offer.
Although all properly submitted redemption requests and/or tenders in our self-tender offers have been satisfied beginning with the fourth quarter of 2016, in the future we could experience situations like that described above in which redemption demand exceeds capacity. Our current share redemption program has different limitations than our share redemption program did during that time, but it remains true that our ability to redeem your shares may be limited, and our board of directors may modify, suspend or terminate our share redemption program at any time. Furthermore, we may redeem fewer shares than have been requested in any particular month to be redeemed under our share redemption program, or none at all, in our discretion at any time. If a redemption request under our share redemption program is unsatisfied, it must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share redemption program, as applicable.
Historical returns may be presented over limited timeframes and are inherently limited in their applicability to the future.
In our offering prospectus, in our annual report, and in other investor communications, we disclose certain historical NAV and total return information. This information may be presented on a class-by-class basis or on a weighted-average basis across all our classes. The information may go back one month, one quarter, or longer periods. While we believe this historical information is useful, investors should understand that any historical return presentation is inherently limited in its applicability to the future, for a variety of reasons. We may have performed better in certain past time periods than others, and we cannot predict the future performance of our company specifically or the broader economy and real estate markets more generally. Furthermore, from time to time we make changes to our portfolio, our investment focus, or structural aspects of our company that may make past returns less comparable. Over time, we have made changes to the fees and reimbursements we pay to the Advisor (in connection with managing our operations) and our Dealer Manager and participating broker-dealers (in connection with our offerings). Our share classes have different upfront fees and different class-specific fees that make their returns different from those of other classes and from average returns that may be shown. In some cases, we have changed the names of our share classes and the fees that affect their returns. Over time, we have also made changes to the frequency with which, and the methodologies with which, we estimate the value of our shares.
In particular, it was not until July 2012 that we converted to a perpetual-life “NAV REIT” that offers multiple classes of shares, moved to a fee structure similar to what we have now, and began providing regular NAV computations and disclosures similar to those we provide now. For this reason, our historical return disclosures typically do not go further back than September 30, 2012, which is the first quarter-end date as an NAV REIT and which we refer to as our “NAV inception.” Nevertheless, investors should be aware that we commenced operations in the first quarter of 2006, and from 2006-2009 raised capital through the sale of Class E shares of common stock (referred to at that time simply as our shares of “common stock”) at a fixed price of $10.00 per share. Prior to NAV inception in 2012, we had a materially different structure both in terms of the commissions charged in connection with sales of shares and the fees and reimbursements we paid to the Advisor and our Dealer Manager. As a result of both this different structure and the effects of the financial crisis, the performance returns for individual Class E stockholders that acquired shares in our offerings from 2006-2009 is be lower than those for our other stockholders.
We may default on our derivative obligations if we default on the indebtedness underlying such obligations.
We have agreements with certain of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. We also have agreements with certain other derivative counterparties that contain a provision whereby if we default on any of our indebtedness held by our Operating Partnership, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. If we are declared in default under the terms of a derivative contract, the counterparty would have the right to terminate all outstanding derivative transactions between us and that counterparty and settle them based on their net market value or replacement cost. As of September 30, 2017, the fair value of derivatives in a net liability position, which included accrued interest but excluded any credit valuation adjustments related to these agreements, was approximately $1.8 million. If we had breached any of these provisions at September 30, 2017, we could have been required to settle our obligations under the agreements at their termination value of $1.8 million.
We are exposed to risks arising from a small number of tenants comprising a significant portion of our income.
As of September 30, 2017, a significant portion of our annualized base rent came from one tenant, Schwab, which leased 100% of 3 Second Street. As a result, we were particularly exposed to Schwab's ability and willingness to perform according to the contractual terms of the existing lease. The Schwab lease expired in September 2017 and was not renewed or extended. We may be forced to lower the rental rates or offer other concessions in order to retain the current subtenants. Any reduction in the rental rates or other lease terms may have a meaningful impact to our operating results. Further, we will likely suffer from periods of receiving no rent while we seek replacement tenants, and incur costs related to finding replacement tenants. The Schwab lease comprised approximately 15% of our annualized base rent as of September 30, 2017. This lease includes 15 subleases comprising approximately 9.6% of our annualized base rent as of September 30, 2017, which became direct leases of ours on October 1, 2017 and are scheduled to expire between September 2020 and September 2032. We expect our rental income to be materially reduced during the periods we are seeking replacement tenants for this property. These factors could adversely affect our results of operations, financial condition, NAV and ability to pay distributions to our stockholders. For additional information regarding this lease expiration, see our discussion under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Operating Activities - Lease Expirations” included in this Quarterly Report on Form 10-Q.
We may compete with other entities or programs sponsored or advised by affiliates of our Sponsor (defined below) for opportunities to acquire, sell or lease investments, which may have an adverse impact on our operations.
We may compete with other entities or programs sponsored or advised by affiliates of Black Creek Diversified Property Advisors Group LLC (our "Sponsor"), whether existing or created in the future, for opportunities to acquire, finance or sell certain types of real properties. We may also buy, finance or sell real properties at the same time that other entities or programs sponsored or advised by affiliates of our Sponsor are buying, financing or selling properties. In this regard, there is a risk that our Advisor will advise us to purchase a real property that provides lower returns to us than a real property purchased by an entity or program sponsored or advised by an affiliate of our Sponsor. In the event that an investment opportunity becomes available which, in the discretion of the Advisor, may be suitable for us, the Advisor will examine various factors (“Allocation Factors”) and will consider whether under such factors the opportunity is equally suitable for us and one or more programs sponsored or advised by an affiliate of the Sponsor. The Sponsor maintains and updates Allocation Factors from time to time based on review by the Sponsor’s Head of Real Estate.
Because affiliates of the Sponsor currently sponsor or advise and in the future may sponsor or advise other investment vehicles (each, an “Investment Vehicle”) with overlapping investment objectives, strategies and criteria, potential conflicts of interest may arise with respect to industrial real estate investment opportunities (“Industrial Investments”). In order to manage this potential conflict of interest, in allocating Industrial Investments among the Investment Vehicles, the Sponsor follows an allocation policy (the “Allocation Policy”) which currently provides that if the Sponsor or one of its affiliates is awarded and controls an Industrial Investment that is suitable for more than one Investment Vehicle, based upon various Allocation Factors, including without limitation availability of capital, portfolio objectives, diversification goals, target investment markets, return requirements, investment timing and the Investment Vehicle’s applicable approval discretion and timing, then the Industrial Investment will be allocated to Investment Vehicles on a rotational basis and will be allocated to the Investment Vehicle at the top of the rotation list (that is, the Investment Vehicle that has gone the longest without being allocated an Industrial Investment). If an Investment Vehicle on the list declines the Industrial Investment, it will be rotated to the bottom of the rotation list. Exceptions may be made to the Allocation Policy for (x) transactions necessary to accommodate an exchange pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended, (y) characteristics of a particular Industrial Investment or Investment Vehicle, such as adjacency to an existing asset, legal, regulatory or tax concerns or benefits, portfolio balancing or other Allocation Factors listed above, which make the Industrial Investment more advantageous to one of the Investment Vehicles. In addition, the Sponsor may from time to time specify that it will not seek new allocations for more than one Investment Vehicle at a time until certain minimum allocation levels are reached.
Programs sponsored or advised by affiliates of our Sponsor may be given priority over us with respect to the acquisition of certain types of investments. As a result of our potential competition with these programs, certain investment opportunities that would otherwise be available to us may not in fact be available. With respect to potential conflicts of interest that may arise between or among us and other programs sponsored or advised by affiliates of our Sponsor, including conflicts that may arise as a result of the investment opportunities that are suitable for each of us, other programs sponsored or advised by affiliates of our Sponsor, our board of directors has delegated to the Conflicts Resolution Committee the responsibility to consider and resolve any such conflicts. The Conflicts Resolution Committee consists entirely of independent directors. One of our independent directors, Mr. Charles Duke, is also an independent director for Black Creek Industrial REIT IV, Inc. ("BCI IV") and Industrial Property Trust, Inc. ("IPT"). If there are any transactions or policies affecting us and BCI IV or IPT, Mr. Duke will recuse himself from making any such decisions for as long as he holds both positions.
Certain programs sponsored or advised by affiliates of our Sponsor own and/or manage real properties in geographic areas in which we expect to own real properties. Therefore, our real properties may compete for tenants with other real properties owned and/or managed by other programs sponsored or advised by affiliates of our Sponsor. Our Advisor may face conflicts of interest when evaluating tenant leasing opportunities for our real properties and other real properties owned and/or managed by programs sponsored or advised by affiliates of our Sponsor and these conflicts of interest may have an adverse impact on our ability to attract and retain tenants. The Sponsor and the Advisor have implemented lease allocation guidelines to assist with the process of the allocation of leases when we and certain other entities to which affiliates of the Advisor are providing certain advisory services have potentially competing properties with respect to a particular customer. Pursuant to the lease allocation guidelines, if we have an opportunity to bid on a lease with a prospective customer and one or more of these other entities has a potentially competing property, then, under certain circumstances, we may not be permitted to bid on the opportunity and in other circumstances, we and the other entities will be permitted to participate in the bidding process. The lease allocation guidelines are overseen by a joint management committee which includes certain representatives of our management team and other representatives associated with other entities to which affiliates of the Advisor are providing similar services.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Redemption Program and Other Redemptions or Repurchases
During July and August of 2017, we operated two share redemption programs: the Class E SRP and the Class AWI SRP. Pursuant to the Class E SRP, on an ongoing basis, redemptions were only available for redemptions in connection with the death or disability of a stockholder. With respect to all other Class E stockholders, our board of directors evaluated each quarter whether to make liquidity available through our Class E SRP or through a tender offer process. Although no assurances could be made, our board of directors intended to make liquidity available to Class E stockholders each quarter (other than liquidity made available in the event of the death or disability of a stockholder through the Class E SRP) in an amount that is at least equal to the greater of (A) (i) funds received from the sale of Class E shares under our distribution reinvestment plan during such calendar quarter, plus (ii) 50% of the difference between (a) the proceeds (net of sales commissions) received by us from the sale of Class A, Class W and Class I shares in any public primary offering and under our distribution reinvestment plan during the most recently completed calendar quarter, and (b) the dollar amount used to redeem Class A, Class W and Class I shares during the most recently completed calendar quarter pursuant to the Class AWI SRP, less (iii) funds used for redemptions of Class E shares in the most recently completed quarter due to qualifying death or disability requests of a stockholder during such calendar quarter and (B) the amount that would result in repurchases or redemptions, during any consecutive twelve month period, at least equal to five percent of the number of Class E shares outstanding at the beginning of such twelve-month period (the “Class E Liquidity Amount”), regardless of whether such liquidity will be made available through the Class E SRP or a tender offer, and excluding liquidity made available in the event of the death or disability of a stockholder through the Class E SRP. Our board of directors could at any time decide to reduce or eliminate the Class E Liquidity Amount.
The Class AWI SRP imposed a quarterly cap on the aggregate “net redemptions” of our Class A, Class W and Class I share classes equal to the amount of shares of such classes with a value (based on the redemption price per share on the day the redemption is effected) of up to 5% of the aggregate NAV of the outstanding shares of such classes as of the last day of the previous calendar quarter (the “Quarterly Cap”). We use the term “net redemptions” to mean, for any quarter, the excess of our share redemptions (capital outflows) of our Class A, Class W and Class I share classes over the share purchases net of sales commissions (capital inflows) of such classes in any ongoing public offering of Class A, Class W or Class I shares, whether in a primary offering or pursuant to a distribution reinvestment plan. On any business day during a calendar quarter, the maximum amount available for redemptions was equal to (1) 5% of the NAV of our outstanding Class A, Class W and Class I shares, calculated as of the last day of the previous calendar quarter, plus (2) proceeds from sales of new Class A, Class W and Class I shares in our public offering (including reinvestment of distributions but net of sales commissions) since the beginning of the current calendar quarter, less (3) proceeds paid to redeem shares of such classes since the beginning of the current calendar quarter through the prior business day. Our board of directors had the right to modify, suspend or terminate our share redemption programs if it deems such action to be in the best interest of our stockholders.
Effective as of September 1, 2017, as part of the Restructuring, we terminated the existing Class E SRP and the existing Class AWI SRP, which means the last day we accepted redemption requests under these programs was August 31, 2017. Effective on September 1, 2017, we commenced the New SRP that applies to all of our stockholders. Pursuant to the New SRP, stockholders may request on a monthly basis that we redeem all or any portion of their shares; however, we are not obligated to redeem any shares and may choose to redeem only some, or even none, of the shares that have been requested to be redeemed in any particular month, in our discretion. Additionally, our board of directors has the right to modify, suspend or terminate the New SRP if it deems such action to be in our best interest and the best interest of our stockholders.
The total amount of aggregate redemptions of Class E, Class T, Class S, Class D, and Class I shares (based on the price at which the shares are redeemed) will be limited during each calendar month to 2% of the aggregate NAV of all classes as of the last calendar day of the previous quarter and in each calendar quarter will be limited to 5% of the aggregate NAV of all classes of shares as of the last calendar day of the previous calendar quarter; provided, however, that every month and quarter each class of our common stock will be allocated capacity within such aggregate limit to allow stockholders in such class to either (a) redeem shares (based on the price at which the shares are redeemed) equal to at least 2% of the aggregate NAV of such share class as of the last calendar day of the previous quarter, or, if more limiting, (b) redeem shares (based on the price at which the shares are redeemed) over the course of a given quarter equal to at least 5% of the aggregate NAV of such share class as of the last calendar day of the previous quarter, which in the second and third months of a quarter could be less than 2% of the NAV of such share class. In the event that we determine to redeem some but not all of the shares submitted for redemption during any month, shares redeemed at the end of the month will be redeemed on a pro rata basis. Even if the class-specific allocations are exceeded for a class, the program may offer such class additional capacity under the aggregate program limits. Redemptions and pro rata treatment, if necessary, will first be applied within the class-specific limits and then applied on an aggregate basis in a second step.  All unsatisfied redemption requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the New SRP, as applicable.
For both the aggregate and class-specific allocations described above, (i) provided that, the New SRP has been operating and not suspended for the first month of a given quarter and that all properly submitted redemption requests were satisfied, any unused capacity for that month will carry over to the second month and (ii) provided that, the New SRP has been operating and not suspended for the first two months of a given quarter and that all properly submitted redemption requests were satisfied, any unused capacity for those two months will carry over to the third month. In no event will such carry-over capacity permit the redemption of shares with aggregate value (based on the redemption price per share for the month the redemption is effected) in excess of 5% of the combined NAV of all classes of shares as of the last calendar day of the previous calendar quarter (provided that for these purposes redemptions may be measured on a net basis as described in the paragraph below).
We currently measure the foregoing redemption allocations and limitations based on net redemptions during a month or quarter, as applicable. The term “net redemptions” means, during the applicable period, the excess of our share redemptions (capital outflows) over the proceeds from the sale of our shares (capital inflows). Net redemptions for the class-specific allocations will be based only on the capital inflows and outflows of that class, while net redemptions for the overall program limits would be based on capital inflows and outflows of all classes. Thus, for any given calendar quarter, the maximum amount of redemptions during that quarter will be equal to (1) 5% of the combined NAV of all classes of shares as of the last calendar day of the previous calendar quarter, plus (2) proceeds from sales of new shares in our ongoing public offerings (including purchases pursuant to our distribution reinvestment plan) since the beginning of the current calendar quarter. The same would apply for a given month, except that redemptions in a month would be subject to the 2% limit described above (subject to potential carry-over capacity), and netting would be measured on a monthly basis. With respect to future periods, our board of directors may choose whether the allocations and limitations will be applied to “gross redemptions,” i.e., without netting against capital inflows, rather than to net redemptions.
In aggregate, for the three months ended September 30, 2017, we redeemed (i) approximately 1.2 million shares of common stock pursuant to the Class E SRP and the Class AWI SRP for approximately $8.9 million, as described further in the table below (number of shares in thousands, except footnoted information).

	Total Number of Shares Redeemed or Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
July 1 - July 30, 2017	242	$7.50	242	—
August 1 - August 31, 2017	950	7.48	950	—
September 1 - September 30, 2017 (2)	—	—	—	—
Total	1,192	$7.48	1,192	—

(1)
Redemptions and repurchases are limited under the New SRP, Class E SRP and the Class AWI SRP as described above and pursuant to the terms of self-tender offers announced from time to time. We redeemed all shares that were requested to be redeemed during the three months ended September 30, 2017.

(2)	Redemption requests accepted in September 2017 pursuant to our New SRP are considered redeemed on October 1, 2017 and are not included in the table above.
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

In addition, Class E stockholders participating in the DRP in Ohio and Oregon must have a net worth of at least 10 times their investment in us and any of our affiliates.
The current suitability standards for Class T, Class S, Class D and Class I stockholders participating in the DRP are listed in the section entitled “Suitability Standards” in our current Class T, Class S, Class D and Class I public offering prospectus on file at www.sec.gov and on our website at www.blackcreekdiversified.com.
Stockholders can notify us of any changes to their ability to meet the suitability requirements or change their DRP election by contacting us at Black Creek Diversified Property Fund Inc., Investor Relations, 518 17th Street, Suite 1700, Denver, Colorado 80202, Telephone: (303) 228-2200.

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
3.8
Articles of Amendment (revised terms of share classes), incorporated by reference to Exhibit 3.8 to Post-Effective Amendment No. 10 to the Company's Registration Statement on Form S-11 (File 333-197767), filed September 1, 2017

3.9
Articles of Amendment (name change), incorporated by reference to Exhibit 3.9 to Post-Effective Amendment No. 10 to the Company's Registration Statement on Form S-11 (File 333-197767), filed September 1, 2017

3.10
Seventh Amended and Restated Bylaws, incorporated by reference to Exhibit 3.10 to Post-Effective Amendment No. 10 to the Company's Registration Statement on Form S-11 (File 333-197767), filed September 1, 2017

4.1	Fourth Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed July 12, 2012
4.2
Fifth Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 10 to the Company's Registration Statement on Form S-11 (File 333-197767), filed September 1, 2017

4.3	Second Amended and Restated Class E Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed December 16, 2015
4.4	Second Amended and Restated Class A, W and I Share Redemption Program, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 17, 2014
4.5	Share Redemption Program, incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 10 to the Company's Registration Statement on Form S-11 (File 333-197767), filed September 1, 2017
4.6	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 13, 2017
4.7
Statement regarding transfer restrictions, preferences, limitations and rights of holders of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (File No. 333-197767), filed September 1, 2017

4.8
Net Asset Value Calculation and Valuation Procedures, incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 10 to the Company's Registration Statement on Form S-11 (File 333-197767), filed September 1, 2017

4.9	Multiple Class Plan, incorporated by reference to Exhibit 4.7 to Post-Effective Amendment No. 10 to the Company's Registration Statement on Form S-11 (File 333-197767), filed September 1, 2017
10.1
Third Amended and Restated Dealer Manager Agreement, including Form of Selected Dealer Agreement, incorporated by reference to Exhibit 1.1 to Post-Effective Amendment No. 10 to the Company's Registration Statement on Form S-11 (File 333-197767), filed September 1, 2017

10.2
Twelfth Amended and Restated Advisory Agreement, incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 10 to the Company's Registration Statement on Form S-11 (File 333-197767), filed September 1, 2017

10.3
Sixth Amended and Restated Operating Partnership Agreement, incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 10 to the Company's Registration Statement on Form S-11 (File 333-197767), filed September 1, 2017

10.4	Trademark Agreement, incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 10 to the Company's Registration Statement on Form S-11 (File 333-197767), filed September 1, 2017
10.5	Letter Agreement, incorporated by reference to Exhibit 10.29 to Post-Effective Amendment No. 10 to the Company's Registration Statement on Form S-11 (File 333-197767), filed September 1, 2017
10.6
Side Letter between BC Exchange Manager LLC and BC Exchange Advisor LLC, incorporated by reference to Exhibit 10.30 to Post-Effective Amendment No. 10 to the Company's Registration Statement on Form S-11 (File 333-197767), filed September 1, 2017

10.7	Loan Agreement, dated September 6, 2017
10.8	Promissory Note, dated September 6, 2017
10.9	Selected Dealer Agreement, dated October 13, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 13, 2017
31.1	Rule 13a-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Consent of Altus Group U.S., Inc.*

99.2	Post-Effective Amendment No. 10 to Registration Statement on Form S-11 (File No. 333-197767), filed September 1, 2017 and incorporated herein by reference
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
__________________
*    Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

Date: November 13, 2017	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Chief Executive Officer

Date: November 13, 2017	/s/ M. KIRK SCOTT
M. Kirk Scott Chief Financial Officer and Treasurer