Form 10-K
period 2017-12-31
Black Creek Diversified Property Fund Inc.
filed 2018-03-07
CIK 1327978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
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
Class T Shares of Common Stock, $0.01 par value
Class S Shares of Common Stock, $0.01 par value
Class D Shares of Common Stock, $0.01 par value
Class I Shares of Common Stock, $0.01 par value
Class E Shares of Common Stock, $0.01 par value
(Title of each class)
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

Large accelerated filer	☐	Accelerated filer	☐	Smaller reporting company	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
There is no established market for the registrant’s shares of common stock. The registrant publishes a net asset value (“NAV”), based on procedures and methodologies established by its board of directors, with an NAV on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, of $7.50 per share for each class of shares of its common stock. As of December 31, 2017, the NAV was $7.41 per share for each of class of shares of its common stock.
There were 139,913,429 outstanding shares of common stock held by non-affiliates, as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 26, 2018, 2,105,897 shares of Class T common stock, 611,766 shares of Class S common stock, 2,506,734 shares of Class D common stock, 33,288,995 shares of Class I common stock and 89,954,512 shares of Class E common stock of the registrant, each with a par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates certain information by reference to the definitive proxy statement for the registrant’s 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (the “SEC”) no later than April 30, 2018.

i

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

•	our ability to effectively raise and deploy proceeds from our ongoing public offerings;

•	risks associated with the demand for liquidity under our share redemption program and our ability to meet such demand;

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

•
conflicts of interest arising out of our relationships with Black Creek Diversified Property Advisors Group LLC (the “Sponsor”), Black Creek Diversified Property Advisors LLC (the “Advisor”), and their affiliates;

•	changes in accounting principles, policies and guidelines applicable to REITs;

•	environmental, regulatory and/or safety requirements; and

•	the availability and cost of comprehensive insurance, including coverage for terrorist acts.
For further discussion of these and other factors, see Item 1A, “Risk Factors” in this Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

ii

PART I
ITEM 1.    BUSINESS
The Company
Black Creek Diversified Property Fund Inc. is a net asset value (“NAV”)-based perpetual life REIT formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property. As of December 31, 2017, we owned and managed a real estate portfolio that included 48 properties totaling approximately 7.6 million square feet located in 19 markets throughout the U.S., with 471 tenants. As used herein, the terms “DPF,” the “Company,” “we,” “our” or “us” refer to Black Creek Diversified Property Fund Inc. and its consolidated subsidiaries, except where otherwise indicated or the context otherwise requires.
We have operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2006, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through Black Creek Diversified Property Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership, of which we are the sole general partner and a limited partner.
We rely on the Advisor, a related party, to manage our day-to-day activities and to implement our investment strategy pursuant to the terms of an advisory agreement, by and among us, the Operating Partnership, and the Advisor (the “Advisory Agreement”). The current term of the Advisory Agreement ends on June 30, 2018, subject to renewal by our board of directors for an unlimited number of successive one-year periods. The Advisor performs its duties and responsibilities under the Advisory Agreement as a fiduciary of us and our stockholders.
As a NAV-based perpetual life REIT, we intend to conduct ongoing public primary offerings of our common stock on a perpetual basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. From time to time, we intend to file new registration statements on Form S-11 with the Securities and Exchange Commission (the “SEC”) to register additional shares of common stock so that we may continuously offer shares of common stock pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). In 2017, we raised $19.9 million from the sale of common stock in our ongoing public primary offering and $23.3 million from the sale of common stock under our distribution reinvestment plan. See “Note 7 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for more information about our public offerings. Whenever we refer to our share classes in this Annual Report on Form 10-K with respect to dates prior to September 1, 2017, we are referring to our shares under our prior share structure, and whenever we refer to our share classes in this Annual Report on Form 10-K with respect to dates on or after September 1, 2017, we are referring to our shares under our new share structure. Refer to See “Note 7 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for detailed information regarding the restructuring of our outstanding share classes.
Additionally, we have a program to raise capital through private placement offerings by selling beneficial interests in specific Delaware statutory trusts holding real properties, including properties currently indirectly owned by the Operating Partnership (the “DST Program”). These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. Under the DST Program, each private placement will offer interests in one or more real properties placed into one or more Delaware statutory trust(s) by the Operating Partnership or its affiliates. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986 (the “Code”), as amended. Similar to our prior private placement offerings, we expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code.
We currently operate three reportable operating segments comprised of office properties, retail properties and industrial properties. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data,” for further details concerning our operating results and Item 2, “Properties,” for further details concerning our portfolio.

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
Investment Strategy
We will continue to focus our investment activities on expanding a high-quality, diversified real estate portfolio throughout the U.S. Although we generally target investments in four primary property categories (office, retail, industrial and multifamily), our charter and bylaws do not preclude us from investing in other types of commercial property, real estate debt, or real estate related equity securities.
We believe that the real estate market is cyclical, with demand for property types peaking at different times. Although we do not invest for the short term, we are active portfolio managers and will seek to take advantage of opportunities to acquire or dispose of assets strategically at different points in the cycle. One reason we focus on multiple property types and markets is to increase our ability to take advantage of these market cycles. We believe that the broader the opportunity set in which to invest our capital, the more selective we can be in choosing strategic and accretive investments, which we believe may result in attractive total returns for our stockholders. Seeing more of the overall real estate market also may allow us to be consistent and meaningful investors throughout different cycles. When we believe one sector is overvalued, we patiently wait and focus on another sector that we believe is overlooked. We also believe that value generally is based on the investment’s ability to produce cash flow and not what the next buyer will pay at any point in time. We generally focus on select, targeted markets that exhibit characteristics of being supply-constrained with strong demand from tenants seeking quality space.
Our near-term, investment strategy is likely to prioritize new investments in the industrial and multifamily sectors due to attractive fundamental conditions. We have been focused on selling certain non-strategic office and retail assets. Refer to “Note 3 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for detail regarding our disposition activity during 2017 and 2016. The disposition of these properties has helped us increase our current allocation to industrial real estate assets and liquidity to pursue new investment opportunities. However, there can be no assurance that we will be successful in this investment strategy, including with respect to any particular asset class. To a lesser extent we may invest in other types of real estate including, but not limited to, hospitality, medical offices, student housing and unimproved land. We currently do not intend to invest in these other types of real estate.
We generally employ a long-term hold strategy for strategic investments within our portfolio of real estate assets. The majority of our current portfolio consists of primarily “core” or “core-plus” properties that have significant operating histories and are substantially leased whereby a significant portion of the total investment return is expected to be derived from current income. In addition, we have invested in a relatively smaller proportion of “value added” opportunities that have arisen in circumstances where we have determined that a property may be situationally undervalued or where re-development, re-leasing and/or improved asset management may increase cash flows, and where the total investment return is generally expected to have a relatively larger component derived from capital appreciation.

Financing Objectives
We use financial leverage to provide additional funds to support our investment activities. We calculate our leverage for reporting purposes as the outstanding principal balance of our total borrowings divided by the fair value of our real property and debt-related investments. Based on this methodology, our leverage was 49.1% as of December 31, 2017, as compared to 45.9% as of December 31, 2016. There are other methods of calculating our overall leverage ratio that may differ from this methodology, such as the methodology used in determining our compliance with corporate borrowing covenants. Our current leverage target is between 40-60%. Although we will generally work to maintain the targeted leverage ratio over the near term, we may change our targeted leverage ratio from time to time. In addition, we may vary from our target leverage ratio from time to time, and there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Our board of directors may from time to time modify our borrowing policy in light of then-current economic conditions, the relative costs of debt and equity capital, the fair values of our properties, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors. See Item 1A, “Risk Factors—Risks Associated with Debt Financing” for additional detail.
Competition
We face competition from various entities for investment opportunities in properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, we may compete with other programs sponsored or advised by affiliates of the Sponsor, particularly those with investment strategies that overlap with ours. Many of these entities may have greater access to capital to acquire properties than we have. In addition to competing for attractive investment opportunities, the current leasing and operating environment is also very competitive. See Item 1A, “Risk Factors—Risks Related to Conflicts of Interest” and “—Risks Related to Investments in Real Property” for additional detail.
Significant Tenants
We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. As of December 31, 2017, there was only one tenant that represented more than 10.0% of total annualized base rent and two tenants that each represented more than 10.0% of total leased square feet. Our 10 largest tenants represented 33.7% and 44.1% of total annualized base rent and total leased square feet, respectively. We are not aware of any current tenants whose inability to pay their contractual rental amounts would have a material adverse impact on our results of operations. See Item 2, “Properties,” for further detail about tenant diversification.
Conflicts of Interest
We are subject to various conflicts of interest arising out of our relationship with the Advisor and other affiliates and related parties, including: conflicts related to the compensation arrangements among the Advisor, certain affiliates and related parties, and us; conflicts with respect to the allocation of the Advisor’s and its key personnel’s time; conflicts related to our potential acquisition of assets from affiliates of the Advisor; and conflicts with respect to the allocation of investment and leasing opportunities. As a result of our potential competition with these entities, certain investment and leasing opportunities that would otherwise be available to us may not in fact be available. See Item 1A, “Risk Factors—Risks Related to Conflicts of Interest,” for additional detail. The independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise and have a fiduciary obligation to act on behalf of our stockholders.

Compliance with Federal, State and Local Environmental Laws
Properties that we may acquire, and the properties underlying our investments, are subject to various federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner of real estate (including, in certain circumstances, a secured lender that succeeds to ownership or control of a property) may become liable for the costs of removal or remediation of certain hazardous or toxic substances or petroleum product releases at, on, under or in its property. These laws typically impose cleanup responsibility and liability without regard to whether the owner or control party knew of or was responsible for the release or presence of the hazardous or toxic substances. The costs of investigation, remediation or removal of these substances may be substantial and could exceed the value of the property. An owner or control party of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Certain environmental laws also impose liability in connection with the handling of or exposure to materials containing asbestos. These laws allow third parties to seek recovery from owners of properties for personal injuries associated with materials containing asbestos. Our operating costs and the values of these assets may be adversely affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation, and our income and ability to make distributions to our stockholders could be affected adversely by the existence of an environmental liability with respect to our properties. We will endeavor to ensure our properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products.
Employees
We have no employees. Pursuant to the terms of the Advisory Agreement, the Advisor assumes principal responsibility for managing our affairs and we compensate the Advisor for certain services.
Available Information
Our internet address is www.blackcreekdiversified.com. Through a link on our website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and prospectus, along with any amendments to those filings, as soon as reasonably practicable after we file or furnish them to the SEC.
ITEM 1A.    RISK FACTORS
RISKS RELATED TO INVESTING IN SHARES OF OUR COMMON STOCK
There is no public trading market for the shares of our common stock and we do not anticipate that there will be a public trading market for our shares; therefore, our stockholders’ ability to dispose of their shares will likely be limited to redemption by us. If the stockholder does sell their shares to us, the stockholder may receive less than the price they paid.
There is no public market for the shares of our common stock and we currently have no obligation or plans to apply for listing on any public securities market. Therefore, redemption of the shares of our common stock by us will likely be the only way for the stockholders to dispose of their shares. We will redeem shares at a price equal to the transaction price on the last calendar day of the applicable month (which will generally be equal to our most recently disclosed monthly NAV per share), and not based on the price at which the stockholder initially purchased their shares. We may redeem the stockholder’s shares if they fail to maintain a minimum balance of $2,000 of shares, even if the stockholder’s failure to meet the minimum balance is caused solely by a decline in our NAV. Subject to limited exceptions, shares that have not been outstanding for at least one year will be redeemed at 95% of the transaction price, which will inure indirectly to the benefit of our remaining stockholders. As a result of this and the fact that our NAV will fluctuate, stockholders may receive less than the price they paid for their shares upon redemption by us pursuant to our share redemption program.
Our ability to redeem stockholder shares may be limited, and our board of directors may modify, suspend or terminate our share redemption program at any time.
We may redeem fewer shares than have been requested in any particular month to be redeemed under our share redemption program, or none at all, in our discretion at any time. We may redeem fewer shares due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than redeeming our shares. In addition, the total amount of aggregate redemptions of Class E, Class T, Class S, Class D, and Class I shares (based on the price at which the shares are redeemed) will be limited during each calendar month to 2% of the aggregate NAV of all classes as of the last calendar day of the previous quarter and in each calendar quarter will be limited to 5% of the aggregate NAV of all classes of shares as of the last calendar day of the previous calendar quarter; provided, however, that every month and quarter each class of our common stock will be allocated capacity within such aggregate limit to allow stockholders in such class to either: (a) redeem shares (based on the price at which the shares are redeemed) equal to at least 2% of the aggregate NAV of such share class as of the last calendar day of the previous quarter; or, if more limiting, (b) redeem shares (based on the price at which the shares are redeemed) over the course of a given quarter equal to at least 5% of the aggregate NAV of such share class as of the last calendar day of the previous quarter (collectively, referred to herein as the “2% and 5% limits”), which in the second and third months of a quarter could be less than 2% of the NAV of such share class and could even be zero. In addition, for both the aggregate and class-specific allocations described above, (i) provided that the share redemption program has been operating and not suspended for the first month of a given quarter and that all properly submitted redemption requests were satisfied, any unused capacity for that month will carry over to the second month and (ii) provided that the share redemption program has been operating and not suspended for the first two months of a given quarter and that all properly submitted redemption requests were satisfied, any unused capacity for those two months will carry over to the third month. In no event will such carry-over capacity permit the redemption of shares with aggregate value (based on the redemption price per share for the month the redemption is effected) in excess of 5% of the combined NAV of all classes of shares as of the last calendar day of the previous calendar quarter (provided that for these purposes redemptions may be measured on a net basis as described in the paragraph below).
We currently measure the foregoing redemption allocations and limitations based on net redemptions during a month or quarter, as applicable. The term “net redemptions” means, during the applicable period, the excess of our share redemptions (capital outflows) over the proceeds from the sale of our shares (capital inflows). With respect to future periods, our board of directors may choose whether the allocations and limitations will be applied to “gross redemptions,” i.e., without netting against capital inflows, rather than to net redemptions, which could limit the amount of shares redeemed in a given month or quarter despite our receiving a net capital inflow for that month or quarter.
The vast majority of our assets will consist of properties which cannot generally be readily liquidated on short notice without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy redemption requests. Our board of directors may modify, suspend or terminate our share redemption program. As a result, the stockholder’s ability to have their shares redeemed by us may be limited, and our shares should be considered as having only limited liquidity and at times may be illiquid. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Share Redemption Program and Other Redemptions” of this Annual Report on Form 10-K.
Our capacity to redeem shares may be further limited if we experience a concentration of investors.
The current limitations of our share redemption program are based, in part, on the number of outstanding shares. Thus, the ability of a single investor, or of a group of investors acting similarly, to redeem all of their shares may be limited if they own a large percentage of our shares. Similarly, if a single investor, or a group of investors acting in concert or independently, owns a large percentage of our shares, a significant redemption request by such investor or investors could significantly further limit our ability to satisfy redemption requests of other investors of such classes. Such concentrations could arise in a variety of circumstances, especially while we have relatively few outstanding Class T, Class S, Class D and Class I shares. For example, we could sell a large number of our shares to one or more institutional investors, either in a public offering or in a private placement. In addition, we may issue a significant number of our shares in connection with an acquisition of another company or a portfolio of properties to a single investor or a group of investors that may request redemption at similar times following the acquisition. As of December 31, 2017, based on the NAV per share of $7.41 on that date, we had outstanding approximately $15.3 million in Class T shares, $0.5 million in Class S shares, $18.6 million in Class D shares, $252.4 million in Class I shares and $694.0 million in Class E shares.
Purchases and redemptions of our common shares will not be made based on the current NAV per share of our common stock.
The purchase and redemption price for shares of our common stock will generally be based on our most recently disclosed monthly NAV (subject to material changes) and will not be based on any public trading market. We generally expect our transaction price to be equal to our NAV as of a date approximately one month prior to the dates when share purchases and redemptions take place. For example, if the stockholders wish to subscribe for shares of our common stock in October, the subscription request must be received in good order at least five business days before November 1. Generally, the offering price would equal the NAV per share of the applicable class as of the last calendar day of September, plus applicable upfront selling commissions and dealer manager fees. If accepted, the stockholder subscription would be effective on the first calendar day of November. Conversely, if the stockholders wish to submit their shares for redemption in October, the redemption request and required documentation must be received in good order by 4:00 p.m. (Eastern time) on the second to last business day of October. If accepted, the stockholders shares would be redeemed as of the last calendar day of October and, generally, the redemption price would equal the NAV per share of the applicable class as of the last calendar day of September, subject to reduction for early redemption. In each of these cases, the NAV that is ultimately determined as of the last day of October may be higher or lower than the NAV as of the last day of September used for determining the transaction price. Therefore, the price at which the stockholders purchase shares may be higher than the current NAV per share at the time of sale and the price at which they redeem shares may be lower than the current NAV per share at the time of redemption.

Economic events that may cause our stockholders to request that we redeem their shares may materially adversely affect our cash flow and our results of operations and financial condition.
Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector, could cause our stockholders to seek to sell their shares to us pursuant to our share redemption program at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting redemption requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy redemption requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.
A portion of the proceeds raised in our public offerings is expected to be used to satisfy redemption requests, and such portion of the proceeds may be substantial.
We currently expect to use a portion of the proceeds from our public offerings to satisfy redemption requests, in particular redemption requests from our Class E stockholders who comprise the majority of our stockholders, have generally held their shares for a number of years and have demonstrated significant demand for liquidity in recent years. We have redeemed or repurchased approximately $178.4 million of shares of our common stock for the year ended December 31, 2017. Using the proceeds from our public offerings for redemptions will reduce the net proceeds available to retire debt or acquire additional properties, which may result in reduced liquidity and profitability or restrict our ability to grow our NAV.
We have experienced periods in the past in which redemption demand exceeded redemption capacity, and we could experience such situations again in the future.
We commenced our initial public offering in January 2006 and commenced operations later that year. At that time, we only offered Class E shares of common stock (referred to at that time simply as our shares of “common stock”), and our share redemption program for Class E stockholders (which was more restrictive than our current share redemption program) was subject to limitations that included a maximum number of redemptions during any calendar year of 5% of the weighted-average number of shares outstanding during the prior calendar year. Beginning in the first quarter of 2009 through the third quarter of 2016, redemption requests from Class E stockholders exceeded the redemption limits set forth in the Class E share redemption program and associated offering materials, and we conducted a number of self-tender offers to supplement this liquidity. As a result, we redeemed only a portion of the shares from investors who sought redemption during that period, either through the redemption program or self-tender offers, and the stockholders were required to resubmit redemption requests periodically in order to renew their requests to either have their shares redeemed pursuant to the share redemption program or purchased pursuant to a tender offer.
Although all properly submitted redemption requests and/or tenders in our self-tender offers have been satisfied beginning with the fourth quarter of 2016, in the future we could experience situations like that described above in which redemption demand exceeds capacity. Our current share redemption program has different limitations than our share redemption program did during that time, but it remains true that our ability to redeem the stockholder shares may be limited, and our board of directors may modify, suspend or terminate our share redemption program at any time. Furthermore, we may redeem fewer shares than have been requested in any particular month to be redeemed under our share redemption program, or none at all, in our discretion at any time. If a redemption request under our share redemption program is unsatisfied, it must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share redemption program, as applicable.
Historical returns may be presented over limited timeframes and are inherently limited in their applicability to the future.
In our prospectus, in our annual report, and in other investor communications, we disclose certain historical NAV and total return information. This information may be presented on a class-by-class basis or on a weighted-average basis across all our classes. The information may go back one month, one quarter, or longer periods. While we believe this historical information is useful, investors should understand that any historical return presentation is inherently limited in its applicability to the future, for a variety of reasons. We may have performed better in certain past time periods than others, and we cannot predict the future performance of our company specifically or the broader economy and real estate markets more generally. Furthermore, from time to time we make changes to our portfolio, our investment focus, or structural aspects of our company that may make past returns less comparable. Over time, we have made changes to the fees and reimbursements we pay to the Advisor (in connection with managing our operations) and the dealer manager for our public offerings, Black Creek Capital Markets, LLC (the “Dealer Manager”), and participating broker-dealers (in connection with our public offerings). Our share classes have different upfront fees and different class-specific fees that make their returns different from those of other classes and from average returns that may be shown. In some cases, we have changed the names of our share classes and the fees that affect their returns. Over time, we have also made changes to the frequency with which, and the methodologies with which, we estimate the value of our shares.

In particular, it was not until July 2012 that we converted to a perpetual-life “NAV REIT” that offers multiple classes of shares, moved to a fee structure similar to what we have now, and began providing regular NAV computations and disclosures similar to those we provide now. For this reason, our historical return disclosures typically do not go further back than September 30, 2012, which is the first quarter-end date as an NAV REIT and which we refer to as our “NAV inception.” Nevertheless, investors should be aware that we commenced operations in the first quarter of 2006, and from 2006 to 2009 raised capital through the sale of Class E shares of common stock (referred to at that time simply as our shares of “common stock”) at a fixed price of $10.00 per share. Prior to NAV inception in 2012, we had a materially different structure both in terms of the commissions charged in connection with sales of shares and the fees and reimbursements we paid to the Advisor and the Dealer Manager. As a result of both this different structure and the effects of the financial crisis, the performance returns for individual Class E stockholders that acquired shares in our offerings from 2006 to 2009 is lower than those for our other stockholders.
Stockholders will not have the opportunity to evaluate future investments we will make with the proceeds raised in our public offerings prior to purchasing shares of our common stock.
We have not identified future investments that we will make with the proceeds of our public offerings. As a result, stockholders will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our future investments prior to purchasing shares of our common stock. Stockholders must rely on the Advisor and our board of directors to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. Because the stockholders cannot evaluate all of the investments we will make in advance of purchasing shares of our common stock, this additional risk may hinder the stockholders ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.
We may raise significantly less than the maximum offering amount in our public offerings.
In our current public primary offering, we are offering on a continuous basis up to $750.0 million of shares of our common stock. However, we may raise significantly less than this amount. The less capital we raise, the less capital we will have available to make investments in accordance with our investment strategy and policies, to provide liquidity to our stockholders and for general corporate purposes (which may include repayment of our debt or any other corporate purposes we deem appropriate).
Furthermore, the estimated use of proceeds figures presented in our offering prospectuses are estimates based on numerous assumptions. The actual percentage of net proceeds available to use will depend on a number of factors, including the amount of capital we raise and the actual offering costs. For example, if we raise less than the maximum amount offered, we would expect the percentage of net offering proceeds available to us to be less (and may be substantially less) than the estimated use of proceeds figures presented in the offering prospectuses because many offering costs are fixed and do not depend on the amount of capital raised in our public offerings.
Even if we are able to raise substantial funds in our public offerings, investors in our common stock are subject to the risk that our offering, business and operating plans may change.
Although we intend to operate as a perpetual-life REIT with an ongoing offering and share redemption program, this is not a requirement of our charter. Even if we are able to raise substantial funds in our public offerings, if circumstances change such that our board of directors believes it is in the best interest of our stockholders to terminate the offering or to terminate our share redemption program, we may do so without stockholder approval. Our board of directors may also change our investment objectives, borrowing policies or other corporate policies without stockholder approval. In addition, we may change the way our fees and expenses are incurred and allocated to different classes of stockholders if the tax rules applicable to REITs change such that we could do so without adverse tax consequences. Our board of directors may decide that certain significant transactions that require stockholder approval such as dissolution, merger into another entity, consolidation or the sale or other disposition of all or substantially all of our assets, are in the best interests of our stockholders. Holders of all classes of our common stock have equal voting rights with respect to such matters and will vote as a single group rather than on a class-by-class basis. Accordingly, investors in our common stock are subject to the risk that our offering, business and operating plans may change.
Valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are estimates of value and may not necessarily correspond to realizable value.
The valuation methodologies used to value our properties and certain real estate-related assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, known contingencies, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. As a result, valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of the Independent Valuation Firm (as defined below) and other parties involved in the valuation of our assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities can only be determined by negotiation between a willing buyer and seller. Valuations used for determining our NAV also are generally made without consideration of the expenses that would be incurred in connection with disposing of assets and liabilities. Therefore, the valuations of our properties, our investments in real estate-related assets and our liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. In addition to being a month old when share purchases and redemptions take place, our NAV does not currently represent enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. There will be no retroactive adjustment in the valuation of such assets or liabilities, the price of our shares of common stock, the price we paid to redeem shares of our common stock or NAV-based fees we paid to the Advisor and the Dealer Manager to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price the stockholders will pay for shares of our common stock in the offering, and the price at which their shares may be redeemed by us pursuant to our share redemption program, are generally based on our estimated NAV per share, the stockholders may pay more than realizable value or receive less than realizable value for their investment.
In order to disclose a monthly NAV, we are reliant on the parties that we engage for that purpose, in particular the Independent Valuation Firm and the appraisers that we hire to value and appraise our real estate portfolio.
In order to disclose a monthly NAV, our board of directors, including a majority of our independent directors, has adopted valuation procedures that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV and caused us to engage independent third parties such as the Independent Valuation Firm, to value our real estate portfolio on a monthly basis, and independent appraisal firms, to provide periodic appraisals with respect to our properties. We have also engaged a firm to act as the NAV Accountant and may engage other independent third parties or the Advisor to value other assets or liabilities. Although our board of directors, with the assistance of the Advisor, oversees all of these parties and the reasonableness of their work product, we will not independently verify our NAV or the components thereof, such as the appraised values of our properties. Our management’s assessment of the market values of our properties may also differ from the appraised values of our properties as determined by the Independent Valuation Firm. If the parties engaged by us to determine our monthly NAV are unable or unwilling to perform their obligations to us, our NAV could be inaccurate or unavailable, and we could decide to suspend our public offerings and our share redemption program.
Our NAV is not subject to U.S. generally accepted accounting principles (“GAAP”), will not be independently audited and will involve subjective judgments by the Independent Valuation Firm and other parties involved in valuing our assets and liabilities.
Our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. Our NAV may differ from equity (net assets) reflected on our audited financial statements, even if we are required to adopt a fair value basis of accounting for GAAP financial statement purposes. Additionally, we are dependent on the Advisor to be reasonably aware of material events specific to our properties (such as tenant disputes, damage, litigation and environmental issues) that may cause the value of a property to change materially and to promptly notify the Independent Valuation Firm so that the information may be reflected in our real estate portfolio valuation. In addition, the implementation and coordination of our valuation procedures include certain subjective judgments of the Advisor, such as whether the Independent Valuation Firm should be notified of events specific to our properties that could affect their valuations, as well as of the Independent Valuation Firm and other parties we engage, as to whether adjustments to asset and liability valuations are appropriate. Accordingly, the stockholders must rely entirely on our board of directors to adopt appropriate valuation procedures and on the Independent Valuation Firm and other parties we engage in order to arrive at our NAV, which may not correspond to realizable value upon a sale of our assets.
No rule or regulation requires that we calculate our NAV in a certain way, and our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures.
There are no existing rules or regulatory bodies that specifically govern the manner in which we calculate our NAV. As a result, it is important that stockholders pay particular attention to the specific methodologies and assumptions we use to calculate our NAV. Other public REITs may use different methodologies or assumptions to determine their NAV. In addition, each year our board of directors, including a majority of our independent directors, will review the appropriateness of our valuation procedures and may, at any time, adopt changes to the valuation procedures. For example, we do not currently include any enterprise value or real estate acquisition costs in our assets calculated for purposes of our NAV. If we acquire real property assets as a portfolio, we may pay a premium over the amount that we would pay for the assets individually. Our board of directors may change these or other aspects of our valuation procedures, which changes may have an adverse effect on our NAV and the price at which the stockholders may sell shares to us under our share redemption program. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Net Asset Value Per Share” and our valuation procedures attached as Exhibit 4.4 to this Annual Report on Form 10-K for more details regarding our valuation methodologies, assumptions and procedures.

Our NAV per share may suddenly change if the valuations of our properties materially change from prior valuations or the actual operating results materially differ from what we originally budgeted.
It is possible that the annual appraisals of our properties may not be spread evenly throughout the year and may differ from the most recent monthly valuation. As such, when these appraisals are reflected in our Independent Valuation Firm’s valuation of our real estate portfolio, there may be a sudden change in our NAV per share for each class of our common stock. Property valuation changes can occur for a variety of reasons, such as local real estate market conditions, the financial condition of our tenants, or lease expirations. For example, we regularly face lease expirations across our portfolio, and as we move further away from lease commencement toward the end of a lease term, the valuation of the underlying property will be expected to drop depending on the likelihood of a renewal or a new lease on similar terms. Such a valuation drop can be particularly significant when closer to a lease expiration, especially for single tenant buildings or where an individual tenant occupies a large portion of a building. We are at the greatest risk of these valuation changes during periods in which we have a large number of lease expirations as well as when the lease of a significant tenant is closer to expiration. Similarly, if a tenant will have an option in the future to purchase one of our properties from us at a price that is less than the current valuation of the property, then if the value of the property exceeds the option price, the valuation will be expected to decline and begin to approach the purchase price as the date of the option approaches. In addition, actual operating results may differ from what we originally budgeted, which may cause a sudden increase or decrease in the NAV per share amounts. We accrue estimated income and expenses on a monthly basis based on annual budgets as adjusted from time to time to reflect changes in the business throughout the year. On a periodic basis, we adjust the income and expense accruals we estimated to reflect the income and expenses actually earned and incurred. We will not retroactively adjust the NAV per share of each class for any adjustments. Therefore, because actual results from operations may be better or worse than what we previously budgeted, the adjustment to reflect actual operating results may cause the NAV per share for each class of our common stock to increase or decrease.
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
From time to time, we may experience events with respect to our investments that may have a material impact on our NAV. For example, and not by way of limitation, changes in governmental rules, regulations and fiscal policies, environmental legislation, acts of God, terrorism, social unrest, civil disturbances and major disturbances in financial markets may cause the value of a property to change materially. The NAV per share of each class of our common stock as published for any given month may not reflect such extraordinary events to the extent that their financial impact is not immediately quantifiable. As a result, the NAV per share that we publish may not necessarily reflect changes in our NAV that are not immediately quantifiable, and the NAV per share of each class published after the announcement of a material event may differ significantly from our actual NAV per share for such class until such time as the financial impact is quantified and our NAV is appropriately adjusted in accordance with our valuation procedures. The resulting potential disparity in our NAV may inure to the benefit of redeeming stockholders or non-redeeming stockholders and new purchasers of our common stock, depending on whether our published NAV per share for such class is overstated or understated.
The realizable value of specific properties may change before the value is adjusted by the Independent Valuation Firm and reflected in the calculation of our NAV.
Our valuation procedures generally provide that the Independent Valuation Firm will adjust a real property’s valuation, as necessary, based on known events that have a material impact on the most recent value (adjustments for non-material events may also be made). We are dependent on the Advisor to be reasonably aware of material events specific to our properties (such as tenant disputes, damage, litigation and environmental issues, as well as positive events such as new lease agreements) that may cause the value of a property to change materially and to promptly notify the Independent Valuation Firm so that the information may be reflected in our real estate portfolio valuation. Events may transpire that, for a period of time, are unknown to us or the Independent Valuation Firm that may affect the value of a property, and until such information becomes known and is processed, the value of such asset may differ from the value used to determine our NAV. In addition, although we may have information that suggests a change in value of a property may have occurred, there may be a delay in the resulting change in value being reflected in our NAV until such information is appropriately reviewed, verified and processed. For example, we may receive an unsolicited offer, from an unrelated third party, to sell one of our assets at a price that is materially different than the price included in our NAV. Or, we may be aware of a new lease, lease expiry, or entering into a contract for capital expenditure. Where possible, adjustments generally are made based on events evidenced by proper final documentation. It is possible that an adjustment to the valuation of a property may occur prior to final documentation if the Independent Valuation Firm determines that events warrant adjustments to certain assumptions that materially affect value. However, to the extent that an event has not yet become final based on proper documentation, its impact on the value of the applicable property may not be reflected (or may be only partially reflected) in the calculation of our NAV.
Our NAV and the NAV of stockholder shares may be diluted in connection with our public offerings and future securities offerings.
In connection with our public offerings, we incur fees and expenses, which will decrease the amount of cash we have available for operations and new investments. In addition, because the prices of shares sold in our public offerings are based on our NAV, the offering may be dilutive if our NAV procedures do not fully capture the value of our shares and/or we do not utilize the proceeds accretively.
In the future we may conduct other offerings of common stock (whether existing or new classes), preferred stock, debt securities or of interests in the Operating Partnership. We may also amend the terms of our public offerings. We may structure or amend such offerings to attract institutional investors or other sources of capital. The costs of our public offering and future offerings may negatively impact our ability to pay distributions and stockholders overall return.
Interest rate changes may cause volatility in our monthly NAV.
In accordance with our valuation procedures, we generally use the fair value of our assets and liabilities to determine our monthly NAV.  The fair value of certain of our assets and liabilities may be very sensitive to interest rate changes, such as fixed rate borrowings and interest rate hedges. As a result, changes in projected forward interest rates may cause volatility in our monthly NAV.
Stockholders do not have the benefit of an independent due diligence review in connection with our public offerings which increases the risk of their investment.
Because the Advisor and the Dealer Manager are related, investors do not have the benefit of an independent due diligence review and investigation of the type normally performed by an unrelated, independent underwriter in connection with a securities offering. In addition, DLA Piper LLP (US) has acted as counsel to us, the Advisor and the Dealer Manager in connection with our public offerings and, therefore, investors do not have the benefit of a due diligence review that might otherwise be performed by independent counsel. Under applicable legal ethics rules, DLA Piper LLP (US) may be precluded from representing us due to a conflict of interest between us and the Dealer Manager. If any situation arises in which our interests are in conflict with those of the Dealer Manager or its related parties, we would be required to retain additional counsel and may incur additional fees and expenses. The lack of an independent due diligence review and investigation increases the risk of stockholders investment.
Our investors may be at a greater risk of loss than the Advisor and members of our management team.
We have taken certain actions to increase the stock ownership in our Company by our management team, the Advisor and our directors over the past couple of years, including the implementation of certain stock-based awards. As of February 26, 2018, the Advisor and members of our management team own approximately $9.8 million of stock or in stock-based awards (including unvested shares). While we have increased stock ownership over the last few years by management, the Advisor and our directors, the current level of ownership may be less than the management teams of other public real estate companies and, as a result, our investors may be at a greater risk of loss than the Advisor and other members of our management, especially as compared to these other companies in which stock ownership by management and directors may be significantly greater.
The availability and timing of cash distributions to stockholders is uncertain.
Our board of directors intends to authorize a monthly distribution of a certain dollar amount per share of our common stock using monthly record dates. However, the payment of class-specific fees results in different amounts of distributions being paid with respect to each class of shares. In addition, we bear all expenses incurred in our operations, which reduce the amount of cash available for distribution to our stockholders. Distributions may also be negatively impacted by the failure to deploy our net proceeds on an expeditious basis, the inability to find suitable investments that are not dilutive to our distributions, the poor performance of our investments (including vacancy or decline in rental rates), an increase in expenses for any reason (including expending funds for redemptions) and due to numerous other factors. Any request by the holders of our OP Units to redeem some or all of their OP Units for cash may also impact the amount of cash available for distribution to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital. We cannot assure the stockholders that sufficient cash will be available to make distributions to our stockholders or that the amount of distributions will not either decrease or fail to increase over time. From time to time, we may adjust our distribution level and we may make such an adjustment at any time.
We may pay distributions from sources other than our cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.
Although our distributions during the years ended December 31, 2017, 2016, and 2015 were fully funded from our operations, in the future we may fund distributions from other sources. Our long-term strategy is to fund the payment of regular distributions to our stockholders entirely from our operations. However, if we are unsuccessful in investing the capital we raise in our public offerings or which is generated from the sale of existing assets on an effective and efficient basis that is accretive to our distribution level, we may be required to fund our distributions to our stockholders from a combination of our operations and financing activities, which include net proceeds of our public offerings and borrowings (including borrowings secured by our assets), or to reduce the level of our distributions. Using certain of these sources may result in a liability to us, which would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for new investments, repayment of debt, share redemptions and other corporate purposes, and potentially reduce stockholders overall return and adversely impact and dilute the value of their investment in shares of our common stock. We may pay distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds. Our ability to pay distributions solely from cash flows from operations has been impacted by the expiration of certain large leases in our portfolio. All distributions result in a decrease to our NAV while cash flow generated from our operations results in an increase to NAV. We generally seek to fund our distributions solely from our cash flow from operations and as a result, any cash flow from operations in excess of our distributions results in a net increase to NAV. Conversely, if our distributions exceed our cash flow from operations, the net effect would result in a decrease to NAV. We have not established a limit on the amount of our distributions that may be paid from any of these sources.
If we raise substantial offering proceeds in a short period of time, we may not be able to invest all of the net offering proceeds promptly, which may cause our distributions and the long-term returns to our investors to be lower than they otherwise would.
We could suffer from delays in locating suitable investments. The more money we raise in our public offerings, the more difficult it will be to invest the net offering proceeds promptly. Therefore, the large size of our public offerings increases the risk of delays in investing our net offering proceeds. Our reliance on the Advisor to locate suitable investments for us at times when the management of the Advisor is simultaneously seeking to locate suitable investments for other entities sponsored or advised by affiliates of the Sponsor could also delay the investment of the proceeds of our public offerings. Delays we encounter in the selection, acquisition and development of income-producing properties would likely negatively affect our NAV, limit our ability to pay distributions to the stockholders and reduce their overall returns.
The performance component of the advisory fee is calculated on the basis of the overall investment return provided to holders of Fund Interests over a calendar year, so it may not be consistent with the return on stockholders shares.
The performance component of the advisory fee is calculated on the basis of the overall investment return provided to holders of Fund Interests (as defined below) (i.e., our outstanding shares and OP Units held by third parties) in any calendar year such that the Advisor will receive the lesser of (1) 12.5% of (a) the annual total return amount less (b) any loss carryforward, and (2) the amount equal to (x) the annual total return amount, less (y) any loss carryforward, less (z) the amount needed to achieve an annual total return amount equal to 5% of the NAV per Fund Interest at the beginning of such year (the “Hurdle Amount”). The foregoing calculations are calculated on a per Fund Interest basis and multiplied by the weighted-average Fund Interests outstanding during the year. The “annual total return amount” referred to above means all distributions paid or accrued per Fund Interest plus any change in NAV per Fund Interest since the end of the prior calendar year, adjusted to exclude the negative impact on annual total return resulting from our payment or obligation to pay, or distribute, as applicable, the performance component of the advisory fee as well as ongoing distribution fees (i.e., our ongoing class-specific fees). The “loss carryforward” referred to above will track any negative annual total return amounts from prior years and offset the positive annual total return amount for purposes of the calculation of the performance component of the advisory fee. The loss carryforward is zero as of the date of December 31, 2017. Therefore, payment of the performance component of the advisory fee (1) is contingent upon the annual total return to the holders of Fund Interests exceeding the 5% return, (2) will vary in amount based on our actual performance and (3) cannot cause the overall return to the holders of Fund Interests for the year to be reduced below 5%.

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
As a result, the performance component is not directly tied to the performance of the shares stockholders purchase, the class of shares purchased, or the time period during which the stockholders own their shares. The performance component may be payable to the Advisor even if the NAV of stockholders shares at the end of the calendar year is below their purchase price, and the thresholds at which increases in NAV count towards the overall return to the holders of Fund Interests are not based on stockholders purchase price. Because of the class-specific allocations of the ongoing distribution fee, which differ among classes, we do not expect the overall return of each class of Fund Interests to ever be the same. However, if and when the performance component of the advisory fee is payable, the expense will be allocated among all holders of Fund Interests ratably according to the NAV of their units or shares, regardless of the different returns achieved by different classes of Fund Interests during the year. Further, stockholders who redeem their shares during a given year may redeem their shares at a lower NAV per share as a result of an accrual for the estimated performance component of the advisory fee, even if no performance component is ultimately payable to the Advisor at the end of such calendar year. In addition, if the Advisor earns a performance component of the advisory fee, it will not be obligated to return any portion of advisory fees paid based on our subsequent performance.
Payment of fees and expenses to the Advisor and the Dealer Manager reduces the cash available for distribution and increases the risk that the stockholders will not be able to recover the amount of their investment in our shares.
The Advisor and the Dealer Manager perform services for us, including, among other things, the selection and acquisition of our investments, the management of our assets, the disposition of our assets, the financing of our assets and certain administrative services. We pay the Advisor and the Dealer Manager fees and expense reimbursements for these services, which will reduce the amount of cash available for further investments or distribution to our stockholders.
We are required to pay substantial compensation to the Advisor and its affiliates, which may be increased or decreased during our public offerings by a majority of our board of directors, including a majority of the independent directors.
Pursuant to our agreements with the Advisor and its affiliates, we are obligated to pay substantial compensation to the Advisor and its affiliates. Subject to limitations in our charter, the fees, compensation, income, expense reimbursements, interests and other payments that we are required to pay to the Advisor and its affiliates may increase or decrease during our public offerings or future offerings if such change is approved by a majority of our board of directors, including a majority of the independent directors. For example, we recently made substantial changes to our agreements with the Advisor and the Dealer Manager. These payments to the Advisor and its affiliates will decrease the amount of cash we have available for operations and new investments and could negatively impact our NAV, our ability to pay distributions and the stockholders overall return.
We are dependent upon the Advisor and its affiliates to conduct our operations and our public offerings; thus, adverse changes in their financial health or our relationship with them could cause our operations to suffer.
We are dependent upon the Advisor and its affiliates to conduct our operations and our public offerings. Thus, adverse changes to our relationship with, or the financial health of, the Advisor and its affiliates, including changes arising from litigation, could hinder their ability to successfully manage our operations and our portfolio of investments.
If we were to internalize our management or if another investment program, whether sponsored or advised by affiliates of the Sponsor or otherwise, conducts its own internalization transaction, we could incur significant costs and/or our business could be harmed.
At some point in the future, we may consider internalizing the functions performed for us by the Advisor, although we do not currently intend to do so. Any internalization transaction could result in significant payments to the owners of the Advisor, including in the form of our stock which could reduce the percentage ownership of our then existing stockholders and concentrate ownership in the owner of the Advisor. In addition, we rely on persons employed by the Advisor or its affiliates to manage our day-to-day operating and acquisition activities. If we were to effectuate an internalization of the Advisor, we may not be able to retain all of the employees of the Advisor or its affiliates or to maintain relationships with other entities sponsored or advised by affiliates of the Sponsor. In addition, some of the employees of the Advisor or its affiliates may provide services to one or more other investment programs. These programs or third parties may decide to retain some or all of the key employees in the future. If this occurs, these programs could hire certain of the persons currently employed by the Advisor or its affiliates who are most familiar with our business and operations, thereby potentially adversely impacting our business.

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of the stockholders investment in shares of our common stock.
Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets, provided that we may exceed this limit if a higher level of borrowing is approved by a majority of our independent directors. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, could be accompanied by restrictive covenants and would generally make us subject to the risks associated with leverage. These factors could limit the amount of cash we have available to distribute and could result in a decline in our NAV and in the value of the stockholders investment in shares of our common stock.
We are dependent on our tenants for revenue and we are exposed to risks if we are unable to collect rent from our tenants.
As of December 31, 2017, there was only one tenant that individually represented more than 10.0% of total annualized base rent, and our 10 largest tenants represented 33.7% of total annualized base rent. We are not aware of any current tenants, including our largest tenant, whose inability to pay their contractual rental amounts would have a material adverse impact on our results of operations.
We are active portfolio managers and will incur transaction and transition costs each time that we acquire or dispose of an asset.
We believe that the real estate market is cyclical, with different demand for property types at different times. Although we do not invest for the short term, we are active portfolio managers and we will seek to take advantage of opportunities to acquire or dispose of assets presented to us by the real estate markets. Each time that we acquire or dispose of an asset, we incur associated transaction costs which may include, but are not limited to, broker fees, attorney fees, regulatory filings and taxes. In addition, each time that we sell an income-generating asset, our operating results will be negatively impacted unless and until we are able to reinvest the proceeds in an investment with an equal or greater yield, which we may be unable to do. Accordingly, in order for us to provide positive returns to our stockholders from active portfolio management, the benefits of active management must outweigh the associated transaction and transition costs. We may be unable to achieve this. These factors could adversely affect our results of operations, financial condition, NAV and ability to pay distributions to our stockholders.
The U.S. Department of Labor (“DOL”) has issued a final regulation revising the definition of “fiduciary” under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Code, which may affect the marketing of investments in our shares in the future.
On April 8, 2016, the Department of Labor issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Code. The final regulation broadens the definition of fiduciary and is accompanied by new and revised prohibited transaction exemptions relating to investments by benefit plans subject to ERISA and accounts subject to the requirements of Code Section 4975. The final regulation became effective June 9, 2017, but the related exemptions are currently being implemented in accordance with the “impartial conduct standards” outlined in the exemptions. The final regulation and the accompanying exemptions are complex, implementation may be further delayed and the final regulation remains subject to potential further revision prior to implementation. This investment is being offered to plan fiduciaries, the beneficial owners of IRAs, and other entities that hold ERISA plan assets or that are subject to laws similar to ERISA or Code Section 4975 only under limited circumstances through the use of an independent fiduciary, and we, the Advisor, and our respective affiliates are not providing advice (fiduciary or otherwise) in connection with our public offerings. Plan fiduciaries and IRA owners are urged to consult with their own advisors regarding the final regulation. The final regulation could have a negative effect on the marketing of investments in our shares to such plans or accounts and our capital raising.
In order to maintain what we deem to be sufficient liquidity for our redemption program it may cause us to keep more of our assets in securities, cash, cash equivalents and other short-term investments than we would otherwise like which would affect returns.
In order to provide liquidity for share redemptions, we intend to, subject to any limitations and requirements relating to our intention to qualify as a REIT, maintain a number of sources of liquidity including (i) cash equivalents (e.g. money market funds), other short-term investments, U.S. government securities, agency securities and liquid real estate-related securities and (ii) one or more borrowing facilities. We may fund redemptions from any available source of funds, including operating cash flows, borrowings, proceeds from our public offerings and/or sales of our assets. This could adversely affect our results of operations, financial condition, NAV and ability to pay distributions to our stockholders.

RISKS RELATED TO CONFLICTS OF INTEREST
The Advisor faces a conflict of interest because the fees it receives for services performed are based on our NAV, the procedures for which the Advisor will assist our board of directors in developing, overseeing, implementing and coordinating.
The Advisor assists our board of directors in developing, overseeing, implementing and coordinating our NAV procedures. It assists our Independent Valuation Firm in valuing our real property portfolio by providing the firm with property-level information, including (i) historical and projected operating revenues and expenses of the property; (ii) lease agreements on the property; and (iii) the revenues and expenses of the property. Our Independent Valuation Firm assumes and relies upon the accuracy and completeness of all such information, does not undertake any duty or responsibility to verify independently any of such information and relies upon us and the Advisor to advise if any material information previously provided becomes inaccurate or was required to be updated during the period of its review. In addition, the Advisor may have some discretion with respect to valuations of certain assets and liabilities, which could affect our NAV. Because the Advisor is paid fees for its services based on our NAV, the Advisor could be motivated to influence our NAV and NAV procedures such that they result in an NAV exceeding realizable value, due to the impact of higher valuations on the compensation to be received by the Advisor. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock on a given date may not accurately reflect the value of our portfolio, and the stockholders shares may be worth less than the purchase price.
The Advisor’s fee may not create proper incentives or may induce the Advisor and its affiliates to make certain investments, including speculative investments, that increase the risk of our real estate portfolio.
The advisory fee we pay the Advisor is made up of a fixed component and a performance component. We will pay the Advisor the fixed component regardless of the performance of our portfolio. The Advisor’s entitlement to the fixed component, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. We will be required to pay the Advisor the fixed component in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period. The performance component, which is based on our total distributions plus the change in NAV per share, may create an incentive for the Advisor to make riskier or more speculative investments on our behalf than it would otherwise make in the absence of such performance-based compensation. Because the fixed and performance components are based on our NAV, the Advisor also may be motivated to accelerate acquisitions in order to increase NAV or, similarly, delay or curtail dispositions of assets or share redemptions to maintain a higher NAV, which would, in each case, increase amounts payable to the Advisor.
The Advisor’s product specialists may recommend that we enter into transactions with entities that have a relationship or affiliation with them, and our stockholders will not be able to assess the Advisor’s product specialists’ qualifications when deciding whether to make an investment in shares of our common stock.
The Advisor utilizes affiliated product specialists to assist in fulfilling its responsibilities to us. The strategic alliances between the Advisor and the product specialists provide, in accordance with industry standards, that the product specialists must adhere to a standard of care of commercial reasonableness when performing services on our behalf. The Advisor’s product specialists generally do not owe fiduciary duties to us and may have time constraints and other conflicts of interest due to relationships or affiliations they have with other entities. As a result, these product specialists may recommend that we enter into transactions with such entities, in which case we will not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties. Our stockholders will not be able to assess the qualifications of the Advisor’s product specialists when deciding whether to make an investment in shares of our common stock. Therefore, our stockholders may not be able to determine whether the Advisor’s product specialists are sufficiently qualified or otherwise desirable to work with.
The Advisor’s management personnel and product specialists face conflicts of interest relating to time management and there can be no assurance that the Advisor’s management personnel and product specialists will devote adequate time to our business activities or that the Advisor will be able to hire adequate additional employees.
All of the Advisor’s management personnel, other employees, affiliates and related parties may also provide services to other entities sponsored or advised by affiliates of the Sponsor. We are not able to estimate the amount of time that such management personnel and product specialists will devote to our business. As a result, certain of the Advisor’s management personnel and product specialists may have conflicts of interest in allocating their time between our business and their other activities which may include advising and managing various other real estate programs and ventures, which may be numerous and may change as programs are closed or new programs are formed. During times of significant activity in other programs and ventures, the time they devote to our business may decline and be less than we would require. There can be no assurance that the Advisor’s affiliates will devote adequate time to our business activities or that the Advisor will be able to hire adequate additional employees to perform the tasks currently being performed by the Advisor’s affiliates should the amount of time devoted to our business activities by such affiliates prove to be insufficient. Should the Advisor fail to allocate sufficient resources to perform its responsibilities to us for any reason we may be unable to achieve our investment objectives or pay distributions to our stockholders.
The Advisor and its affiliates, including our officers and two of our directors, face conflicts of interest caused by compensation arrangements with us and other entities sponsored or advised by affiliates of the Sponsor, which could result in actions that are not in our stockholders’ best interests.
Some of our executive officers, two of our directors and other key personnel are also officers, directors, managers, key personnel and/or holders of an ownership interest in the Advisor, the Dealer Manager and/or other entities related to the Sponsor. The Advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence their advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with the Advisor and its affiliates, including the Advisory Agreement and the agreement with the Dealer Manager;

•
recommendations to our board of directors with respect to developing, overseeing, implementing and coordinating our NAV procedures, or the decision to adjust the value of certain of our assets or liabilities if the Advisor is responsible for valuing them;

•	public offerings of equity by us, which may result in increased fees for the Advisor and other related parties;

•	competition for tenants from entities sponsored or advised by affiliates of the Sponsor that own properties in the same geographic area as us;

•	investments in assets subject to product specialist agreements with affiliates of the Advisor; and

•	investments through a joint venture or other co-ownership arrangements, which may result in increased fees for the Advisor.
Considerations relating to compensation to the Advisor and its affiliates from us and other entities sponsored or advised by affiliates of the Sponsor could result in decisions that are not in our stockholders’ best interests, which could hurt our ability to pay our stockholders distributions or result in a decline in the value of our stockholders’ investment. Conflicts of interest such as those described above have contributed to stockholder litigation against certain other externally managed REITs that are not affiliated with us or the Sponsor.
When considering whether to recommend investments through a joint venture or other co-ownership arrangement, the fee arrangements between the Advisor and the proposed joint venture partner may incentivize the Advisor to recommend investing a greater proportion of our resources in joint venture investments than may be in our stockholders’ best interests.
When we invest in assets through joint ventures or other co-ownership arrangements, the Advisor may, directly or indirectly (including, without limitation, through us or our subsidiaries), receive fees from our joint venture partners and co-owners of our properties for the services the Advisor provides to them with respect to their proportionate interests. Fees received from joint venture entities or partners and paid, directly or indirectly (including without limitation, through us or our subsidiaries), to the Advisor may be more or less than similar fees that we pay to the Advisor pursuant to the Advisory Agreement. Because the Advisor may receive fees from our joint venture partners and co-owners in connection with our joint venture or other co-ownership arrangements, the Advisor may be incentivized to recommend a higher level of investment through joint ventures than may otherwise be in the best interests of our stockholders.
The time and resources that entities sponsored or advised by affiliates of the Sponsor devote to us may be diverted and we may face additional competition due to the fact that these entities are not prohibited from raising money for another entity that makes the same types of investments that we target.
Entities sponsored or advised by affiliates of the Sponsor are not prohibited from raising money for another investment entity that makes the same types of investments as those we target. As a result, the time and resources they could devote to us may be diverted. For example, the Dealer Manager is currently involved in other public offerings for other entities sponsored or advised by affiliates of the Sponsor. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may also co-invest with any such investment entity. Even though all such co-investments will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with an unrelated third party.
The Advisor may have conflicting fiduciary obligations if we acquire properties with an entity sponsored or advised by one of its affiliates or other related entities; as a result, in any such transaction we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.
The Advisor may cause us to acquire an interest in a property from, or through a joint venture with, an entity sponsored or advised by one of its affiliates or to dispose of an interest in a property to such an entity. In these circumstances, the Advisor will have a conflict of interest when fulfilling its fiduciary obligation to us. In any such transaction we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

The fees we pay to entities sponsored or advised by affiliates of the Sponsor in connection with our public offerings of securities and in connection with the management of our investments were not determined on an arm’s-length basis, and therefore, we do not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.
The Advisor, the Dealer Manager and other of the Advisor’s affiliates have earned and will continue to earn fees, commissions and expense reimbursements from us. The fees, commissions and expense reimbursements paid and to be paid to the Advisor, the Dealer Manager and other of the Advisor’s affiliates for services they provided us in connection with past offerings and in connection with our current public offering were not determined on an arm’s-length basis. As a result, the fees have been determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.
We will compete with entities sponsored or advised by affiliates of the Sponsor, for whom affiliates of the Sponsor provide certain advisory or management services, for opportunities to acquire or sell investments, and for customers, which may have an adverse impact on our operations.
We will compete with entities sponsored or advised by affiliates of the Sponsor, whether existing or created in the future, as well as entities for whom affiliates of the Sponsor provide certain advisory or management services, for opportunities to acquire, lease, finance or sell certain types of properties. We may also buy, finance or sell properties at the same time as these entities are buying, financing or selling properties. In this regard, there is a risk that we will purchase a property that provides lower returns to us than a property purchased by entities sponsored or advised by affiliates of the Sponsor and entities for whom affiliates of the Sponsor provide certain advisory or management services.
Certain entities sponsored or advised by affiliates of the Sponsor own and/or manage properties in geographical areas in which we expect to own properties. Therefore, our properties may compete for customers with other properties owned and/or managed by these entities. The Advisor may face conflicts of interest when evaluating customer leasing opportunities for our properties and other properties owned and/or managed by these entities and these conflicts of interest may have a negative impact on our ability to attract and retain customers. The Sponsor and the Advisor have implemented lease allocation guidelines to assist with the process of the allocation of leases when we and certain other entities to which affiliates of the Advisor are providing certain advisory services have potentially competing properties with respect to a particular customer. Pursuant to the lease allocation guidelines, if we have an opportunity to bid on a lease with a prospective customer and one or more of these other entities has a potentially competing property, then, under certain circumstances, we may not be permitted to bid on the opportunity and in other circumstances, we and the other entities will be permitted to participate in the bidding process. The lease allocation guidelines are overseen by a joint management committee consisting of our management committee and certain other management representatives associated with other entities to which affiliates of the Advisor are providing similar services.
Because affiliates of the Sponsor and the Advisor currently sponsor and in the future may advise other investment vehicles (each, an “Investment Vehicle”) with overlapping investment objectives, strategies and criteria, potential conflicts of interest may arise with respect to industrial real estate investment opportunities (“Industrial Investments”). In order to manage this potential conflict of interest, in allocating Industrial Investments among the Investment Vehicles, the Sponsor follows an allocation policy (the “Allocation Policy”) which currently provides that if the Sponsor or one of its affiliates is awarded and controls an Industrial Investment that is suitable for more than one Investment Vehicle, based upon various Allocation Factors (as defined below), including without limitation availability of capital, portfolio objectives, diversification goals, target investment markets, return requirements, investment timing and the Investment Vehicle’s applicable approval discretion and timing, then the Industrial Investment will be allocated to Investment Vehicles on a rotational basis and will be offered to the Investment Vehicle at the top of the rotation list (that is, the Investment Vehicle that has gone the longest without being allocated an Industrial Investment). If an Investment Vehicle on the list declines the Industrial Investment, it will be rotated to the bottom of the rotation list. Exceptions may be made to the Allocation Policy for (x) transactions necessary to accommodate an exchange pursuant to Section 1031 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), or (y) characteristics of a particular Industrial Investment or Investment Vehicle, such as adjacency to an existing asset, legal, regulatory or tax concerns or benefits, portfolio balancing or other Allocation Factors, which make the Industrial Investment more advantageous to one of the Investment Vehicles. In addition, the Sponsor may from time to time specify that it will not seek new allocations for more than one Investment Vehicle until certain minimum allocation levels are reached. “Allocation Factors” are those allocation factors that the Sponsor maintains and updates from time to time based on review by the Sponsor’s Head of Real Estate.
The Sponsor may from time to time grant to certain Investment Vehicles certain exclusivity, rotation or other priority (each, a “Special Priority”) with respect to Industrial Investments or other investment opportunities. The only currently existing Special Priority has been granted to IPT’s second build-to-core fund (“BTC II”), pursuant to which BTC II will be presented with the following Industrial Investments (subject to the terms and conditions of the BTC II partnership agreement):

•	BTC II will have the first option to pursue all potential development investments prior to March 31, 2018, and thereafter one out of every three potential development investments.

The Special Priority granted to BTC II will terminate on the earlier to occur of certain events described in the BTC II partnership agreement, such that it will terminate by or before May 2021. The Sponsor or its affiliates may grant additional Special Priorities in the future and from time to time. In addition, to the extent that a potential conflict of interest arises with respect to an investment opportunity other than an Industrial Investment, the Sponsor currently expects to manage the potential conflict of interest by allocating the investment in accordance with the principles of the Allocation Policy the Sponsor follows with respect to Industrial Investments.
The Sponsor may modify its overall allocation policies from time to time. Any changes to the Sponsor’s allocation policies will be timely reported to our Conflicts Resolution Committee. The Advisor will be required to provide information to our board of directors on a quarterly basis to enable our board of directors, including the independent directors, to determine whether such policies are being fairly applied.
We have purchased and may in the future purchase real estate assets from third parties who have existing or previous business relationships with affiliates or other related entities of the Sponsor; as a result, in any such transaction, we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.
We have purchased and may in the future purchase assets from third parties that have existing or previous business relationships with affiliates of the Sponsor. Affiliates of the Sponsor who also perform or have performed services for such third parties may have had or have a conflict in representing our interests in these transactions on the one hand and in preserving or furthering their respective relationships with such third parties on the other hand. In any such transaction, we will not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.
RISKS RELATED TO ADVERSE CHANGES IN GENERAL ECONOMIC CONDITIONS
Changes in global economic and capital market conditions, including periods of generally deteriorating real estate industry fundamentals, may significantly affect our results of operations and returns to our stockholders.
We are subject to risks generally incident to the ownership of real property, including changes in global, national, regional or local economic, demographic, political, real estate, or capital market conditions and other factors particular to the locations of our respective real property investments. We are unable to predict future changes in these market conditions. For example, an economic downturn or rise in interest rates could make it more difficult for us to lease properties or dispose of them. In addition, rising interest rates could make alternative interest bearing and other investments more attractive and, therefore, potentially lower the relative value of our existing real estate investments.
In addition, we believe the risks associated with our business are more severe during periods of economic slowdown or recession if these periods are accompanied by deteriorating fundamentals and declining values in the real estate industry. Because all of our debt-related investments outstanding as of December 31, 2017 and debt-related investments we may make in the future might consist of mortgages secured by real property, these same conditions could also adversely affect the underlying borrowers and collateral of assets that we own. Declining real estate values and deteriorating real estate fundamentals would also likely reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Furthermore, borrowers may not be able to pay principal and interest on such loans. Declining real estate values would also significantly increase the likelihood that we would incur losses on our debt investments in the event of a default because the value of our collateral may be insufficient to cover some or all of our basis in the investment.
For example, we recorded impairments of real properties, significant other-than-temporary impairment charges related to our real estate-related securities holdings, and provisions for losses on our debt-related investments, as a result of such conditions that occurred during the last recession in the U.S. To the extent that there is a general economic slowdown or real estate fundamentals deteriorate, it may have a significant and adverse impact on our revenues, results from operations, financial condition, liquidity, overall business prospects and ultimately our ability to make distributions to our stockholders.
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
Future economic events affecting the U.S. economy generally, or the real estate sector specifically, could cause our stockholders to seek to sell their shares to us pursuant to our share redemption program. The redemptions of Class E, Class T, Class S, Class D, and Class I shares are subject to the 2% and 5% limits (as described above) (subject to potential carry-over capacity).  Even if we are able to satisfy all resulting redemption requests, our cash flow could be materially adversely affected. In addition, if we determine to sell valuable assets to satisfy redemption requests, our ability to achieve our investment objectives, including, without limitation, diversification of our portfolio by property type and location, moderate financial leverage, conservative operating risk and an attractive level of current income, could be materially adversely affected.
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
Currently, the Federal Deposit Insurance Corporation (“FDIC”) generally, only insures amounts up to $250,000 per depositor per insured bank. A small proportion of our cash and cash equivalents, primarily those used to fund property-level working capital needs, are currently held in FDIC-insured bank accounts. The significant majority of our idle cash is currently invested in a combination of AAA-rated money market mutual funds, which in turn are primarily invested in short-term, high credit quality commercial paper, U.S. government funds and Treasury funds. To the extent that we have deposited funds with banking institutions, then if any of such institutions ultimately fail, we would lose the amount of our deposits over the then current FDIC insurance limit. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and would likely result in a decline in the value of the stockholders investment.
We intend to disclose funds from operations (“FFO”), a non-GAAP financial measure, in future communications with investors, including documents filed with the SEC. However, FFO is not equivalent to our net income or loss as determined under GAAP, and is not a complete measure of our financial position and results of operations.
We use, and we disclose to investors, FFO, which is considered a non-GAAP financial measure. For a discussion of FFO, including definitions, reconciliation to GAAP net income, and its inherent limitations, see in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. FFO is not equivalent to our net income or loss as determined in accordance with GAAP. FFO and GAAP net income differ because FFO excludes gains or losses from sales of property and impairment of depreciable real estate, and adds back real estate-related depreciation and amortization.
No single measure can provide investors with sufficient information and investors should consider all of our disclosures as a whole in order to adequately understand our financial position, liquidity and results of operations. Because of the differences between FFO and GAAP net income or loss, FFO may not be an accurate indicator of our operating performance, especially during periods in which we are acquiring properties. In addition, FFO is not necessarily indicative of cash flow available to fund cash needs and investors should not consider FFO as an alternative to cash flows from operations or an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO. Also, because not all companies calculate this type of measure the same way, comparisons with other companies may not be meaningful.

RISKS RELATED TO OUR GENERAL BUSINESS OPERATIONS AND OUR CORPORATE STRUCTURE
We depend on the Advisor and its key personnel; if any of such key personnel were to cease employment with the Advisor, our business could suffer.
Our ability to make distributions and achieve our investment objectives is dependent upon the performance of the Advisor in the acquisition, disposition and management of real properties and debt-related investments, the selection of tenants for our real properties, the determination of any financing arrangements and other factors. In addition, our success depends to a significant degree upon the continued contributions of certain of the Advisor’s key personnel, including John A. Blumberg, Rajat Dhanda, David M. Fazekas, Andrea L. Karp, Richard D. Kincaid, J. Michael Lynch, Dwight L. Merriman III, Lainie P. Minnick, Gregory M. Moran, James R. Mulvihill, Taylor M. Paul, Scott W. Recknor, Gary M. Reiff, M. Kirk Scott, Jeffrey W. Taylor, J.R. Wetzel, Joshua J. Widoff and Evan H. Zucker, each of whom would be difficult to replace. We currently do not have, nor do we expect to obtain key man life insurance on any of the Advisor’s key personnel. If the Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results and NAV could suffer.
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
Limited partners in the Operating Partnership have the right to vote on certain amendments to the agreement that governs the Operating Partnership, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with our stockholders’ interests. As general partner of the Operating Partnership, we are obligated to act in a manner that is in the best interests of all partners of the Operating Partnership. Circumstances may arise in the future when the interests of limited partners in the Operating Partnership may conflict with the interests of our stockholders. These conflicts may be resolved in a manner the stockholders believe is not in their best interests.
We may assume unknown liabilities in connection with acquisitions which could result in unexpected liabilities and expenses.
In connection with an acquisition, we may receive certain assets or interests in certain assets subject to existing liabilities, some of which may be unknown to us at the time of the acquisition. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants, vendors or other persons dealing with the entities prior to the acquisition (including those that had not been asserted or threatened prior to the acquisition), tax liabilities, and accrued but unpaid liabilities incurred in the ordinary course of business. If we acquire an entity, that entity may be subject to liabilities that become our responsibility upon acquisition of the entity. Our recourse with respect to such liabilities may be limited. Depending upon the amount or nature of such liabilities, our business, financial condition and results of operations, our ability to make distributions to our stockholders and the NAV of our shares may be adversely affected.
Tax protection agreements could limit our ability to sell or otherwise dispose of property contributed to the Operating Partnership.
In connection with contributions of property to the Operating Partnership, the Operating Partnership may enter into a tax protection agreement with the contributor of such property that provides that if we dispose of any interest in the contributed property in a taxable transaction within a certain time period, subject to certain exceptions, we may be required to indemnify the contributor for its tax liabilities attributable to the built-in gain that exists with respect to such property interests, and the tax liabilities incurred as a result of such tax protection payment. Therefore, although it may be in our stockholders’ best interests that we sell the contributed property, it may be economically prohibitive for us to do so because of these obligations.
Tax protection agreements may require the Operating Partnership to maintain certain debt levels that otherwise would not be required to operate our business.
Under a tax protection agreement, the Operating Partnership may provide the contributor of property the opportunity to guarantee debt or enter into a deficit restoration obligation. If we fail to make such opportunities available, we may be required to deliver to such contributor a cash payment intended to approximate the contributor’s tax liability resulting from our failure to make such opportunities available to that contributor and the tax liabilities incurred as a result of such tax protection payment.

These obligations may require the Operating Partnership to maintain more or different indebtedness than we would otherwise require for our business.
Certain provisions in the partnership agreement of the Operating Partnership may delay or defer an unsolicited acquisition of us or a change of our control.
Provisions in the partnership agreement of the Operating Partnership may delay or defer an unsolicited acquisition of us or changes of our control. These provisions include, among others, redemption rights of qualifying parties and the rights of the limited partners to consent to transfers of the general partnership interest and mergers under specified circumstances. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or a change of our control, although some stockholders might consider such proposals, if made, desirable.
The Operating Partnership’s private placements of beneficial interests in specific Delaware statutory trusts under its DST Program could subject us to liabilities from litigation or otherwise.
On March 2, 2016, we, through the Operating Partnership, initiated a program to raise capital in private placements exempt from registration under the Securities Act through the sale of beneficial interests in specific Delaware statutory trusts (a “DST”) holding real properties, including properties currently indirectly owned by the Operating Partnership. These interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. All of the interests sold to investors pursuant to such private placements will be leased-back by the Operating Partnership or a wholly owned subsidiary thereof, as applicable, and fully guaranteed by the Operating Partnership, although there can be no assurance that the Operating Partnership can or will fulfill these guarantee obligations. Additionally, the Operating Partnership will be given a fair market value purchase option giving it the right, but not the obligation, to acquire these DST interests from the investors at a later time in exchange for OP Units. Investors who acquired interests pursuant to such private placements may have done so with an expectation that the Operating Partnership would exercise its purchase option or were seeking certain tax benefits that depend on the interpretation of, and compliance with, federal and state income tax laws and regulations. As the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of such transactions, including in the event an investor fails to qualify for any desired tax benefits.
The Operating Partnership’s private placements of beneficial interests in specific Delaware statutory trusts under its DST Program will not shield us from risks related to the performance of the real properties held through such structures.
Pursuant to the DST Program, the Operating Partnership intends to place certain of its existing real properties and/or acquire new properties to place into DSTs and then sell interests, via its taxable REIT subsidiary (“TRS”), in such trusts to third-party investors. We will hold long-term leasehold interests in the property pursuant to master leases that are fully guaranteed by the Operating Partnership, while the third-party investors indirectly hold, in most cases, all of the interests in the real estate. There can be no assurance that the Operating Partnership can or will fulfill these guarantee obligations. Although we will hold a fair market value purchase option to reacquire the real estate, the purchase price will be based on the then-current fair market value of the third-party investor’s interest in the real estate, which will be greatly impacted by the rental terms fixed by the long-term master lease. The lease effectively fixes our costs to sublease the property to occupying tenants until the earlier of the expiration of the master lease or our exercise of the fair market value option, while we bear the risk that the underlying cash flow from the property may be less than the master lease payments. Therefore, even though we will no longer own the underlying real estate, because of the fixed terms of the long-term master lease guaranteed by the Operating Partnership, negative performance by the underlying properties could affect cash available for distributions to our stockholders and will likely have an adverse effect on our results of operations and NAV.
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
The holders of OP Units (other than us) generally have the right to cause the Operating Partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both. Our election to redeem

OP Units for cash may reduce funds available for distribution to our stockholders or to honor our stockholders’ redemption requests under our share redemption program.
Maryland law and our organizational documents limit our stockholders’ right to bring claims against our officers and directors.
Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify our directors, our officers, the Advisor and its affiliates for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Moreover, we have entered into separate indemnification agreements with each of our independent directors and executive officers. As a result, we and our stockholders have more limited rights against these persons than might otherwise exist under common law. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter does provide that we may not indemnify our directors, the Advisor and its affiliates for any liability or loss suffered by them unless they have determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by our non-independent directors, the Advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification is recoverable only out of our net assets and not from the stockholders.
Stockholders interest will be diluted if we or the Operating Partnership issue additional securities.
Existing stockholders and new investors purchasing shares of common stock in our public offerings do not have preemptive rights to any shares issued by us in the future. Under our charter, we have authority to issue a total of 2.7 billion shares of capital stock. Of the total number of shares of capital stock authorized (a) 2.5 billion shares are designated as common stock, 500.0 million of which are classified as Class E shares, 500.0 million of which are classified as Class T shares, 500.0 million of which are classified as Class S shares, 500.0 million of which are classified as Class D shares and 500.0 million of which are classified as Class I shares and (b) 200.0 million shares are designated as preferred stock. Our board of directors may amend our charter to increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. We intend to operate as a perpetual-life REIT, and investors purchasing shares in our company will likely experience dilution of their equity investment in us as a result of our ongoing offerings, including the distribution reinvestment plan. Investors will also experience dilution if we issue securities in one or more private offerings, issue equity compensation pursuant to our equity incentive plans, issue shares to the Advisor in lieu of cash payments or reimbursements under the Advisory Agreement, or redeem OP Units for shares of common stock. In addition, we may in the future cause the Operating Partnership to issue a substantial number of additional OP Units in order to raise capital, acquire properties, consummate a merger, business combination or another significant transaction or to pay the Advisor in lieu of cash payments. OP Units may generally be converted into shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Ultimately, any additional issuance by us of equity securities or by the Operating Partnership of OP Units will dilute stockholders indirect interest in the Operating Partnership, through which we own all of our interests in our investments.
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
We are not limited to making acquisitions with cash or borrowings. We may also make investments through either public or private offerings of equity securities from us or the Operating Partnership, and we may do so when attractive acquisition opportunities are available. We are not limited in the number or size of investments we may make with equity issuances, and we may effect a merger, business combination or another significant transaction through equity issuances. Such issuances may be comprised of existing classes of shares of our common stock or OP Units in the Operating Partnership, new classes of shares of our common stock or OP Units in the Operating Partnership with preferential terms compared to those of our existing investors (such as preferred stock, preferred OP Units, or contractual obligations to provide protection from adverse tax consequences), or tenancy-in-common interests. We and the Operating Partnership may, with the approval of a majority of our independent directors, agree to pay additional fees to the Advisor, the Dealer Manager and their affiliates in connection with any such transactions, which may negatively affect the NAV of stockholders shares, our ability to pay distributions and the stockholders overall return.
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

Our business could suffer in the event the Advisor, the Dealer Manager, our transfer agent or any other party that provides us with services essential to our operations experiences system failures or other cyber incidents or a deficiency in cybersecurity.
The Advisor, the Dealer Manager, our transfer agent and other parties that provide us with services essential to our operations are vulnerable to service interruptions or damages from any number of sources, including computer viruses, malware, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that may include, but is not limited to, gaining unauthorized access to systems to disrupt operations, corrupt data, steal assets or misappropriate Company funds and/or confidential information, including, for example, confidential information regarding our stockholders. As reliance on technology in our industry has increased, so have the risks posed to our systems, both internal and those we have outsourced. In addition, the risk of cyber incidents has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Cyber incidents may be carried out by third parties or insiders, including by computer hackers, foreign governments and cyber terrorists, using techniques that range from highly sophisticated efforts to more traditional intelligence gathering and social engineering aimed at obtaining information or funds. The remediation costs and lost revenues experienced by a victim of a cyber incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. If personal information such as social security numbers of our stockholders is stolen, our stockholders may be more likely to be victims of identity theft and other crimes. There also may be liability for any stolen assets or misappropriated Company funds or confidential information. Any material adverse effect experienced by the Advisor, the Dealer Manager, our transfer agent and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.
The termination or replacement of the Advisor could trigger a repayment event under our mortgage loans for some of our properties and the credit agreement governing any line of credit we obtain.
Lenders for certain of our properties may request provisions in the mortgage loan documentation that would make the termination or replacement of the Advisor an event requiring the immediate repayment of the full outstanding balance of the loan. Similarly, under any line of credit that we may obtain in the future, the termination or replacement of the Advisor could trigger repayment of outstanding amounts under the credit agreement governing that line of credit. If a repayment event occurs with respect to any of our properties, our results of operations and financial condition may be adversely affected.
The success of our public offerings is dependent, in part, on the ability of the Dealer Manager to retain key employees and to successfully build and maintain a network of licensed broker-dealers.
The success of our public offerings and our ability to implement our business strategy is dependent upon the ability of the Dealer Manager to retain key employees and to build and maintain a network of licensed securities broker-dealers and other agents. If the Dealer Manager is unable to retain qualified employees or build and maintain a sufficient network of participating broker-dealers to distribute shares in our public offerings, we may not be able to raise adequate proceeds through our public offerings to implement our investment strategy. In addition, the Dealer Manager currently serves and may serve as dealer manager for other issuers. As a result, the Dealer Manager may experience conflicts of interest in allocating its time between our public offerings and such other issuers, which could adversely affect our ability to raise adequate proceeds through our public offerings and implement our investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.
RISKS RELATED TO INVESTMENTS IN REAL PROPERTY
Real properties are illiquid investments, and we may be unable to adjust our portfolio in response to changes in economic or other conditions or sell a property if or when we decide to do so.
Real properties are illiquid investments and we may be unable to adjust our portfolio in response to changes in economic or other conditions. In addition, the real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any real property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a real property. We may acquire real properties that are subject to contractual “lock-out” provisions that could restrict our ability to dispose of the real property for a period of time. In addition, U.S. federal tax laws that impose a 100% excise tax on gains from sales of dealer property by a REIT (generally, property held for sale, rather than investment) could limit our ability to sell properties and may affect our ability to sell properties without adversely affecting returns to our stockholders. These restrictions could adversely affect our results of operations and financial condition.
We may also be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure stockholders that we will have funds available to correct such defects or to make such improvements.
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
If indicators of impairment exist in any of our real properties, for example, we experience negative operating trends such as prolonged vacancies or operating losses, we may not recover some or all of our investment. Refer to “Note 3 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for historical information regarding our impairments.
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
Properties that have significant vacancies, especially value-add or other types of discounted real estate assets, may experience delays in leasing up or could be difficult to sell, which could diminish our return on these properties and the return on the stockholders investment.
Our investments in value-add properties or other types of discounted properties may have significant vacancies at the time of acquisition. If vacancies continue for a prolonged period of time beyond the expected lease-up stage that we anticipate will follow any redevelopment or repositioning efforts, we may suffer reduced revenues, resulting in less cash available for distributions to our stockholders. In addition, the resale value of the property could be diminished because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction on the resale value of a property could also reduce our NAV and the overall return on the stockholders investment.
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
We have entered into and may continue to enter into joint ventures with third parties, including entities that are affiliated with the Advisor or entities sponsored or advised by affiliates of the Sponsor. We may be a general partner, but also could be a limited partner. Such venture may give substantial discretionary authority to a third party general partner or to an affiliate of the Advisor or Sponsor as general partner. We have purchased and developed and may also continue to purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

•	the possibility that our venture partner, co-tenant or partner in an investment might become bankrupt or otherwise be unable to meet its capital contribution obligations;

•	that such venture partner, co-tenant or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals;

•	that such venture partner, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•	that actions by such venture partner, co-tenant or partner could adversely affect our reputation, negatively impacting our ability to conduct business; or

•	that such venture partner, co-tenant or partner has legal or other effective control over the asset, partnership or venture.
Actions by a joint venture partner or co-tenant might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing our stockholders’ returns.
Under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached, which might have a negative influence on the joint venture and decrease potential returns to our stockholders. In the event that a venture partner has a right of first refusal to buy out the other partner, it may be unable to finance such a buy-out at that time. It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in a particular property. In addition, to the extent that our venture partner or co-tenant is an affiliate of the Advisor or an entity sponsored or advised by affiliates of the Sponsor, certain conflicts of interest will exist.
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
Our objective is to build a high-quality, diversified real estate portfolio. Although there can be no assurance that we will achieve this objective, we intend to diversify our portfolio by key portfolio attributes including, but not limited to, (i) property type, (ii) target market, with consideration given to geographic concentrations, (iii) average lease terms and portfolio occupancy expectations, (iv) tenant concentrations, including credit and exposure to particular businesses or industries and (v) debt profile with the goal of maximizing flexibility while seeking to minimize cost and mitigate the risks associated with changes in interest rates and debt maturities. However, we may not successfully implement our diversification strategy. For example, although we may target investments in four primary property categories of office, industrial, retail and multifamily, we currently do not own any multifamily investments and industrial holdings make up less than 5% of our portfolio as of December 31, 2017. Even if we do fully achieve our diversification goals, it is possible our diversified portfolio will not perform as well as a portfolio that is concentrated in a particular type of real estate.

We may alter our exposure to various property categories and we may not always own properties in each category.
We may target investments in four primary property categories of office, industrial, retail and multifamily. Although we aim to diversify our real estate portfolio by owning properties in each of these categories, we may not always have significant holdings, or any holdings at all, in each category. For example, we currently have no multifamily investments and industrial holdings make up less than 5% of our portfolio as of December 31, 2017. We may elect to increase or decrease our holdings in each category at any time and we may change our target property categories at any time. If we decrease or eliminate our holdings in any property category or cease to target any of the four property categories our real estate portfolio will be less diversified and we may not realize the benefits of diversification.
We are subject to the risk that, with respect to assets that we have acquired and may acquire based on growth potential, such growth potential is not realized.
From 2015 to 2017, we disposed of approximately $985.3 million of properties and we acquired approximately $448.5 million of properties. The properties that we sold were generally higher-yielding than the new properties we acquired, although we believe the acquired assets exhibit greater potential for future revenue growth. We believe that market conditions may cause us to continue to explore in certain markets the disposition of higher-yielding assets and in certain target markets the acquisition of assets that may generate lower initial yields but with greater growth potential. Although there can be no assurance that we will continue to pursue this strategy or be successful in its execution, for some period of time this may mean that higher-yielding assets are sold from our portfolio in exchange for assets that initially may produce lower current income but which we believe will generate increased income over time through increased tenant demand and rental rate growth in order to generate long term growth in NAV. With respect to such assets, we are subject to the risk that the expected growth potential is not realized. This may result from a variety of factors, including but not limited to unanticipated changes in local market conditions or increased competition for similar properties in the same market. Acquiring properties that do not realize their expected growth potential, or properties that take longer than expected to realize their growth potential, would likely negatively affect our NAV, limit our ability to pay distributions to stockholders and reduce their overall returns.
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
We are subject to litigation that could adversely affect our results of operations.
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
In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which generally took effect in 2011, contains a sweeping overhaul of the regulation of U.S. financial institutions and financial markets. Key provisions of the Dodd-Frank Act require extensive rulemaking by the SEC and the U.S. Commodity Futures Trading Commission, some of which remains ongoing. Thus, the full impact of the Dodd-Frank Act on our business cannot be fully assessed until all final implementing rules and regulations are promulgated.
Various rules currently in effect under the Dodd-Frank Act may have a significant impact on our business, including, without limitation, provisions of the legislation that increase regulation of and disclosure requirements related to investment advisors, swap transactions and hedging policies, corporate governance and executive compensation, investor protection and enforcement provisions, and asset-backed securities. In February 2017, the U.S. President ordered the Secretary of the U.S. Treasury to review certain existing rules and regulations, such as those promulgated under the Dodd-Frank Act; however, the implications of that review are not yet known and none of the rules and regulations promulgated under the Dodd-Frank Act have been modified or rescinded as of the date of this report.
For example, but not by way of limitation, the Dodd-Frank Act and the rules and regulations promulgated thereunder provides for significantly increased regulation of the derivatives markets and transactions that affect our interest rate hedging activities, including: (i) regulatory reporting; (ii) subject to limited exemptions, mandated clearing through central counterparties and execution on regulated exchanges or execution facilities; and (iii) margin and collateral requirements. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be fully assessed until all final implementing rules and regulations are promulgated, the foregoing requirements may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and/or may result in us entering into such transactions on less favorable terms than prior to the Dodd-Frank Act. For example, subject to an exception for “end-users” of swaps upon which we and our subsidiaries generally rely, we may be required to clear certain interest rate hedging transactions by submitting them to a derivatives-clearing organization. To the extent we are required to clear any such transactions, we will be required to, among other things, post margin in connection with such transactions. The occurrence of any of the foregoing events may have an adverse effect on our business and our stockholders’ return.
In addition, public authorities may enact new and more stringent standards, or interpret existing laws and regulations in a more restrictive manner, which may force companies in the real estate industry, including us, to spend funds to comply with these new rules. Any such action on the part of public authorities may adversely affect the value of our stockholders’ investments.
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
Generally, our properties are subject to a Phase I or similar environmental assessment by independent environmental consultants prior to or in connection with our acquisition of such properties. Phase I assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. Phase I assessments generally include a historical review, a public records review, an investigation of the surveyed site and surrounding properties and preparation and issuance of a written report, but do not include soil sampling or subsurface investigations and typically do not include an asbestos survey. We cannot give any assurance that an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations taken as a whole, will not currently exist at the time of acquisition or may not arise in the future, with respect to any of our properties. Material environmental conditions, liabilities or compliance concerns may arise after an environmental assessment has been completed. Moreover, there can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability, or that the then current environmental condition of our properties will not be affected by tenants, by the condition of land or operations in the vicinity of such properties (such as releases from underground storage tanks), or by third parties unrelated to us.
The sale and disposition of real properties carry certain litigation risks at the property level that may reduce our profitability and the return on stockholder investment.
The acquisition, ownership and disposition of real properties carry certain specific litigation risks. Litigation may be commenced with respect to a property acquired by us in relation to activities that took place prior to our acquisition of such property. In addition, at the time of disposition of an individual property, a potential buyer may claim that it should have been afforded the opportunity to purchase the asset or alternatively that such potential buyer should be awarded due diligence expenses incurred or statutory damages for misrepresentation relating to disclosure made, if such buyer is passed over in favor of another as part of our efforts to maximize sale proceeds. Similarly, successful buyers may later sue us under various damage theories, including those sounding in tort, for losses associated with latent defects or other problems not uncovered in due diligence.
The costs associated with complying with the Americans with Disabilities Act and the Fair Housing Amendment Act may reduce the amount of cash available for distribution to our stockholders.
Investment in real properties may also be subject to the Americans with Disabilities Act of 1990, as amended, or the “Disabilities Act” and the Fair Housing Amendment Act, as amended, or the “Fair Housing Act.” Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require us to remove access barriers and our failure to comply with the act’s requirements could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. The Fair Housing Act requires multifamily dwellings first occupied after March 13, 1991 to comply with design and construction requirements related to access and use by disabled persons. We will attempt to acquire properties that comply with these acts or place the burden on the seller or other third party, such as a tenant, to ensure compliance with these acts. We cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. Any monies we use to comply with or defend lawsuits related to the Disabilities Act and Fair Housing Act will reduce our NAV and the amount of cash available for distribution to our stockholders.
We may not have funding for future tenant improvements, which may adversely affect the value of our assets, our results of operations and returns to our stockholders.
When a tenant at one of our real properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new tenants, we will be required to expend substantial funds to construct new tenant improvements in the vacated space. We expect to invest the net proceeds from our offering in real estate-related investments, and we do not anticipate that we will maintain permanent working capital reserves. We do not currently have an identified funding source to provide funds that may be required in the future for tenant improvements and tenant refurbishments in order to attract new tenants. If we do not establish sufficient reserves for working capital or obtain adequate financing to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our real properties. If we defer such improvements, the applicable real properties may decline in value, and it may be more difficult for us to attract or retain tenants to such real properties or the amount of rent we can charge at such real properties may decrease. We cannot assure our stockholders that we will have any sources of funding available to us for the repair or reconstruction of damaged real property in the future.
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
Certain of our lease agreements may not be “triple net leases,” under which the lessee undertakes to pay all the expenses of maintaining the leased property, including insurance, taxes, utilities and repairs. We will be exposed to higher maintenance, tax and property management expenses with respect to all of our leases that are not “triple net.”
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
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting, both the leased asset and liability are reflected on the tenant’s balance sheet. If the terms of the lease do not meet the criteria for a capital lease, the lease is considered an operating lease and no leased asset or contractual lease obligation is recorded on the tenant’s balance sheet.  Under the current accounting standards for leases, the entry into an operating lease with respect to real property can appear to enhance a tenant’s reported financial condition or results of operations in comparison to the tenant’s direct ownership of the property.
In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 (as defined in “Note 2 to the Consolidated Financial Statements”) on February 25, 2016, which substantially changes the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the tenant’s balance sheet for all lease arrangements with terms greater than twelve months. In addition, ASU 2016-02 will impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the new lease accounting standards, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms, which would generally have less impact on their balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing our offering proceeds, or shorter lease terms, all of which may negatively impact our operations and our ability to pay distributions to our stockholders. The new leasing standard is effective on January 1, 2019, with early adoption permitted.

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
Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.
From time to time, we may acquire multiple properties in a single transaction. Portfolio acquisitions typically are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on the Advisor in managing the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. We also may be required to accumulate a large amount of cash to fund such acquisitions. We would expect the returns that we earn on such cash to be less than the returns on investments in real property. Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on our portfolio.
In the event we obtain options to acquire properties, we may lose the amount paid for such options whether or not the underlying property is purchased.
We may obtain options to acquire certain properties. The amount paid for an option, if any, is normally surrendered if the property is not purchased and may or may not be credited against the purchase price if the property is purchased. Any unreturned option payments will reduce the amount of cash available for further investments or distributions to our stockholders.
We will rely on property managers to operate our properties and leasing agents to lease vacancies in our properties.
The Advisor intends to hire property managers to manage our properties and leasing agents to lease vacancies in our properties. The property managers will have significant decision-making authority with respect to the management of our properties. Our ability to direct and control how our properties are managed on a day-to-day basis may be limited because we will engage third parties to perform this function. Thus, the success of our business may depend in large part on the ability of our property managers to manage the day-to-day operations and the ability of our leasing agents to lease vacancies in our properties. Any adversity experienced by, or problems in our relationship with, our property managers or leasing agents could adversely impact the operation and profitability of our properties.
Our properties may be leased at below-market rates under long-term leases.
We may seek to negotiate longer-term leases to reduce the cash flow volatility associated with lease rollovers, in particular when contractual rent increases are included. In addition, where appropriate, we may seek leases that provide for operating expenses, or expense increases to be paid by the tenants. These leases may allow tenants to renew the lease with pre-defined rate increases. If we do not accurately judge the potential for increases in market rental rates or expenses, we may set the rental rates (or expense reimbursements) of these long-term leases at levels such that even after contractual rental increases, the resulting rental rates (or net revenues to us) are less than then-current market rental rates. Further, we may be unable to terminate those leases or adjust the rent or expense reimbursements to then-prevailing market rates. As a result, our income and distributions to our stockholders could be lower than if we did not enter into long-term leases.
Retail properties depend on anchor tenants to attract shoppers and could be adversely affected by the loss of a key anchor tenant.
Retail properties, like other properties, are subject to the risk that tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. A lease termination by a tenant that occupies a large area of a retail center (commonly referred to as an anchor tenant) could impact leases of other tenants. Other tenants may be entitled to modify the terms of their existing leases (or terminate their leases) in the event of a lease termination by an anchor tenant, or the closure of the business of an anchor tenant that leaves its space vacant even if the anchor tenant continues to pay rent. Any such modifications, conditions or terminations could be unfavorable to us as the property owner and could decrease rents or expense recoveries. Additionally, major tenant closures may result in decreased customer traffic, which could lead to decreased sales at other stores. In the event of default by a tenant or anchor store, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.

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
In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations, and results from operations and limit amounts available for distribution to our stockholders. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial adverse effect on our anticipated return on the foreclosed mortgage loan. In addition, if we foreclose on a particular property, we could become, as owner of the property, subject to liabilities associated with such property, including liabilities related to taxes and environmental matters.
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
In addition, owners usually borrow funds under a conventional mortgage loan to repay a bridge loan. We may, therefore, be dependent on a borrower’s ability to obtain permanent financing to repay our bridge loan, which could depend on market conditions and other factors. Bridge loans, like other loans secured directly or indirectly by property, are subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the bridge loan. Any such losses with respect to our investments in bridge loans could have an adverse effect on our NAV, results of operations and financial condition.
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
We may invest in real estate-related common equity, preferred equity and debt securities of both publicly traded and private real estate companies. Investments in real estate-related securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related debt investments discussed in this section Annual Report on Form 10-K.
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

Investments in real estate-related debt securities are subject to risks including various creditor risks and early redemption features which may materially adversely affect our results of operations and financial condition.
The debt securities and other interests in which we may invest may include secured or unsecured debt at various levels of an issuer’s capital structure. The debt securities in which we may invest may not be protected by financial covenants or limitations upon additional indebtedness, may be illiquid or have limited liquidity, and may not be rated by a credit rating agency. Debt securities are also subject to other creditor risks, including (i) the possible invalidation of an investment transaction as a “fraudulent conveyance” under relevant creditors’ rights laws, (ii) so-called lender liability claims by the issuer of the obligation and (iii) environmental liabilities that may arise with respect to collateral securing the obligations. Our investments may be subject to early redemption features, refinancing options, pre-payment options or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by us earlier than expected, resulting in a lower return to us than anticipated or reinvesting in a new obligation at a lower return to us.
RISKS ASSOCIATED WITH DEBT FINANCING
We incur mortgage indebtedness and other borrowings, which may increase our business risks, and could hinder our ability to make distributions to our stockholders.
We have financed and may continue to finance a portion of the purchase price of certain of our investments by borrowing funds. As of December 31, 2017, our leverage ratio is approximately 49.1% of the fair value of our real property and debt-related investments (determined in accordance with our valuation procedures) inclusive of property and entity-level debt. Our current leverage target is between 40-60%. Although we will generally work to maintain the targeted leverage ratio over the near term, we may change our targeted leverage ratio from time to time. In addition, we may vary from our target leverage ratio from time to time, and there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Our board of directors may from time to time modify our borrowing policy in light of then-current economic conditions, the relative costs of debt and equity capital, the fair values of our properties, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors.
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
High debt levels would generally cause us to incur higher interest charges, and could result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, then the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure action. In that case, we could lose the property securing the loan that is in default or be forced to sell the property at an inopportune time, thus reducing the value of our investments. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We and the Operating Partnership have historically given certain full, partial or limited guarantees, and may continue to give full, partial or limited guarantees in the future, to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guarantee on behalf of an entity that owns one of our properties, we are responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our NAV, liquidity and ability to pay cash distributions to our stockholders will be adversely affected.
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
We cannot assure our stockholders that our hedging strategy and the derivatives that we use will adequately offset all of our risk related to interest rate volatility or that our hedging of these risks will not result in losses. These derivative instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income tests. See “Note 4 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional discussion regarding our derivative instruments and the related impact on our results of operations.
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
We have agreements with certain of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. We also have agreements with certain other derivative counterparties that contain a provision whereby if we default on any of our indebtedness held by the Operating Partnership, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. If we are declared in default under the terms of a derivative contract, the counterparty would have the right to terminate all outstanding derivative transactions between us and that counterparty and settle them based on their net market value or replacement cost.
We have entered into loan agreements that contain restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
When providing financing, a lender typically imposes restrictions on us that may affect our distribution and operating policies and our ability to incur additional debt. Our loan agreements include restrictions, covenants, customary market carve-outs and/or guarantees by us. Certain financial covenants include tests of our general liquidity and debt servicing capability as well as certain collateral specific performance and valuation ratios. In addition, our loan agreements may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace the advisor as the Advisor. Further, our loan agreements may limit our ability to replace our property managers or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives and make distributions to our stockholders. There can be no assurance that we will be able to comply with these covenants in the future, or that if we violate a covenant the lender would be willing to provide a waiver of such covenant. Violation of these covenants could result in the acceleration of maturities under the default provisions of our loan agreements. As of December 31, 2017, we were in compliance with all financial covenants.
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
Failure of the Operating Partnership to be taxable as a partnership could cause us to fail to qualify as a REIT and we could suffer other adverse tax consequences.
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
We may purchase real properties and lease them back to the sellers of such properties. If we were to attempt to structure a sale-leaseback transaction such that the lease would be characterized as a “true lease” that would allow us to be treated as the owner of the property for federal income tax purposes, we cannot assure our stockholders that the Internal Revenue Service (“IRS”) will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year.
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
The current maximum U.S. federal income tax rate for distributions payable by corporations to domestic stockholders that are individuals, trusts or estates is 20% (plus a 3.8% “Medicare tax” surcharge). Distributions payable by REITs, however, generally are taxed at the ordinary income tax rate applicable to the individual recipient, rather than the maximum 20% income tax rate. The more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock.
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
We may be subject to taxes on our income or property even if we qualify as a REIT for federal income tax purposes, including those described below:

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

•
part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common stock; and

•
part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans that are exempt from federal income taxation under Sections 501(c)(7), (9), (17) or (20) of the Code may be treated as unrelated business taxable income.

The stock ownership limit imposed by the Code for REITs and our charter may restrict our business combination opportunities and stockholders may be restricted from acquiring or transferring certain amounts of our capital stock.
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
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans that are held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to syndicate, dispose of or securitize loans in a manner that was treated as a sale of the loans for U.S. federal income tax purposes. Therefore, to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level and may limit the structures we utilize for our securitization transactions, even though the sales or structures otherwise might be beneficial to us.
In addition, the Code provides a safe harbor that, if met, allows us to avoid being treated as engaged in a prohibited transaction. In order to meet the safe harbor, (i) we must have held the property for at least 2 years (and, in the case of property which consists of land or improvements not acquired through foreclosure, we must have held the property for 2 years for the production of rental income), (ii) we must not have made aggregate expenditures includible in the basis of the property during the 2-year period preceding the date of sale that exceed 30% of the net selling price of the property, and (iii) during the taxable year the property is disposed of, we must not have made more than 7 property sales or, alternatively, the aggregate adjusted basis or fair market value of all the properties sold by us during the taxable year must not exceed 10% of the aggregate adjusted basis or 10% of the fair market value, respectively, of all our assets as of the beginning of the taxable year (with the 10% thresholds increased to 20% in certain circumstances). If the 7-sale limitation in (iii) above is not satisfied, substantially all of the marketing and development expenditures with respect to the property must be made through an independent contractor from whom we do not derive or receive any income (or, in certain circumstances, by a taxable REIT subsidiary). We will endeavor to avoid engaging in prohibited transactions or we will attempt to comply with the safe harbor provisions. There is no assurance, however, that we will not engage in prohibited transactions.
Legislative or regulatory action could adversely affect investors.
In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in shares of our common stock. Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. Our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

Tax Cuts and Jobs Act, which made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, was signed into law by the President on December 22, 2017.
The Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. In the case of individuals, the tax brackets were adjusted, the top federal income rate was reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received that are not “capital gain dividends” or “qualified dividend income,” subject to complex limitations) and various deductions were eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The top corporate income tax rate was reduced to 21%. There are only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received). The Tax Cuts and Jobs Act makes numerous other large and small changes to the tax rules that do not affect REITs directly but may affect our shareholders and may indirectly affect us. For example, the Tax Cuts and Jobs Act amended the rules for accrual of income so that income is taken into account no later than when it is taken into account on applicable financial statements, even if financial statements take such income into account before it would accrue under the original issue discount rules, market discount rules or other rules in the Internal Revenue Code. Such rule may cause us to recognize income before receiving any corresponding receipt of cash, which may make it more likely that we could be required to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which such income is recognized, although the precise application of this rule is unclear at this time. For taxable years after December 31, 2017, our business interest deductions may be limited to 30% of our adjusted taxable income (plus business interest income). This limitation does not apply to an “electing real property trade or business.” We have not yet determined the consequences of this election or whether our subsidiaries are eligible for such election. In addition, the Tax Cuts and Jobs Act reduced the limit for individual’s mortgage interest expense to interest on $750,000 of mortgages and does not permit deduction of interest on home equity loans (after grandfathering all existing mortgages). Such change and the reduction in deductions for state and local taxes (including property taxes) may potentially (and negatively) affect the markets in which we may invest.
Stockholders are urged to consult with their tax advisors with respect to the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals and their potential effect on investment in our common stock.
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
Foreign investors may be subject to the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) on the sale of common shares if we are unable to qualify as a “domestically controlled qualified investment entity.”
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
Compliance with REIT requirements may force us to liquidate otherwise attractive investments.
To qualify as a REIT, at the end of each calendar quarter, at least 75% of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries (20% in taxable years beginning after December 31, 2017). If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. In order to satisfy these requirements, we may be forced to liquidate otherwise attractive investments.
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
The IRS has provided a safe harbor for mezzanine loans but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.
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
INVESTMENT COMPANY RISKS
Avoiding registration as an investment company imposes limits on our operations, and failure to avoid registration reduces the value of the stockholders investment.
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
If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting proxy disclosure and other rules and regulations that would significantly increase our operating expenses.
Registration with the SEC as an investment company would be costly, would subject our company to a host of complex regulations and would divert the attention of management from the conduct of our business.

Further, if it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company. Any such results would be likely to have a material adverse effect on us.
RETIREMENT PLAN RISKS
If the stockholders fail to meet the fiduciary and other standards under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) or the Code as a result of an investment in our stock, stockholders could be subject to criminal and civil penalties.
There are special considerations that apply to employee benefit plans subject to ERISA (such as profit-sharing, section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Code (such as an IRA) that are investing in our shares. If the stockholders are investing the assets of such a plan or account in our common stock, stockholders should satisfy themselves that:

•	stockholder investment is consistent with their fiduciary and other obligations under ERISA and the Code;

•	stockholder investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;

•	stockholder investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;

•	stockholder investment in our shares, for which no trading market may exist, is consistent with the liquidity needs of the plan or IRA;

•	stockholder investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;

•	stockholder will be able to comply with the requirements under ERISA and the Code to value the assets of the plan or IRA annually; and

•	stockholder investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.
With respect to the annual valuation requirements described above, we expect to provide an estimated value of our net assets per share annually to those fiduciaries (including IRA trustees and custodians) who request it. Although this estimate will be based upon determinations of the NAV of our shares in accordance with our valuation procedures, no assurance can be given that such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or a fiduciary acting for an IRA is required to take further steps to determine the value of our common shares. In the absence of an appropriate determination of value, a plan fiduciary or a fiduciary acting for an IRA may be subject to damages, penalties or other sanctions.
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
In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if the Advisor or we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected. Prior to making an investment in us, stockholders should consult with their legal and other advisors concerning the impact of ERISA and the Code on stockholder investment and our performance.

We do not intend to provide investment advice to any potential investor for a fee. However, we, the Advisor, and our respective affiliates receive certain fees and other consideration disclosed herein in connection with an investment. If it were determined we provided an investor in an employee pension benefit plan subject to ERISA, such as a profit sharing, Section 401(k) or pension plan, or of any other retirement plan or account subject to Section 4975 of the Code, such as an IRA, or any entity that includes such assets (each a “Benefit Plan”) with investment advice for a fee, it could give rise to a determination that we constitute an investment advice fiduciary under ERISA. Such a determination could give rise to claims that our fee arrangements constitute non-exempt prohibited transactions under ERISA or the Code and/or claims that we have breached a fiduciary duty to a Benefit Plan investor. Adverse determinations with respect to ERISA fiduciary status or non-exempt prohibited transactions could result in significant civil penalties and excise taxes.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
As of December 31, 2017, we owned and managed a real estate portfolio that included 48 properties totaling approximately 7.6 million square feet located in 19 markets throughout the U.S., with 471 tenants, and was 87.0% leased with a weighted-average remaining lease term of approximately 5.2 years, based on annualized base rent, and 5.1 years, based on leased square footage.
During 2017, we sold to third parties 10 properties aggregating approximately 1.8 million square feet for total gross sales proceeds of $269.1 million. Additionally, during 2017, we acquired two properties comprising 0.3 million square feet for an aggregate purchase price of approximately $40.7 million. Refer to “Note 3 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for further detail on our disposition and acquisition activity. Unless otherwise indicated, the term “fair value” of our real estate investments as used herein refers to the fair value as determined pursuant to our valuation procedures.
Portfolio Overview and Market Diversification. As of December 31, 2017, the average effective annual rent of our total real estate portfolio (calculated by dividing total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis), by total occupied square footage) was approximately $20.39 per square foot. The following table summarizes certain operating metrics of our portfolio by market and by segment as of December 31, 2017:

($ and square feet in thousands)	Number of Properties	Investment in Real Estate Properties	% of Gross Investment Amount	Rentable Square Feet	% of Total Rentable Square Feet	% Leased (1)
Office properties:
Metro New York	1	$232,848	11.6%	594	7.8%	66.9%
Austin	3	157,049	7.7	585	7.7	93.6
East Bay	1	152,963	7.5	417	5.5	17.5
San Francisco	1	125,171	6.2	263	3.5	81.9
Denver	1	83,867	4.1	262	3.5	78.9
South Florida	2	81,769	4.0	363	4.8	80.5
Washington, DC	1	71,292	3.5	126	1.7	99.1
Princeton	1	51,375	2.5	167	2.2	100.0
Philadelphia	1	47,311	2.3	174	2.3	90.9
Dallas	1	38,872	1.9	155	2.1	93.4
Minneapolis/St Paul	1	29,528	1.5	107	1.4	100.0
Fayetteville	1	12,468	0.6	61	0.8	100.0
Total office properties	15	1,084,513	53.4	3,274	43.3	76.2

Retail properties:
Greater Boston	22	510,458	25.2	2,074	27.4	94.2
South Florida	2	106,769	5.3	206	2.7	94.7
Washington, DC	1	62,867	3.1	233	3.1	100.0
Metro New York	1	59,188	2.9	224	3.0	93.9
Raleigh	1	45,839	2.3	143	1.9	100.0
Tulsa	1	34,068	1.7	101	1.3	100.0
San Antonio	1	32,572	1.6	161	2.1	88.7
Jacksonville	1	20,237	1.0	73	1.0	48.0
Total retail properties	30	871,998	43.1	3,215	42.5	93.8

Industrial properties:
Central Kentucky	1	30,840	1.5	727	9.6	100.0
Las Vegas	1	24,656	1.2	248	3.3	100.0
East Bay	1	16,899	0.8	96	1.3	100.0
Total industrial properties	3	72,395	3.5	1,071	14.2	100.0

Total real estate portfolio	48	$2,028,906	100.0%	7,560	100.0%	87.0%

(1)	Percentage leased is based on executed leases as of December 31, 2017.

Lease Terms. Lease terms typically range from one to 10 years, and often include renewal options. Most of our leases include fixed rental increases or Consumer Price Index-based rental increases and are not based on the income or profits of any person.
Lease Expirations. As of December 31, 2017, the weighted-average remaining term of our total leased portfolio was approximately 5.2 years, based on annualized base rent, and 5.1 years, based on leased square footage, excluding renewal options. The following table summarizes the lease expirations of our leased portfolio for leases in place as of December 31, 2017, without giving effect to the exercise of renewal options or termination rights, if any:

($ and square feet in thousands)	Number of Leases	Annualized Base Rent (1)	% of Total Annualized Base Rent (1)	Leased Square Feet	% of Total Leased Square Feet
2018	82	$6,365	4.7%	267	4.1%
2019	95	22,557	16.8	923	14.0
2020	112	20,562	15.3	917	13.9
2021	62	15,251	11.4	1,201	18.3
2022	65	14,205	10.6	734	11.2
2023	53	20,937	15.6	832	12.7
2024	24	3,839	2.9	187	2.8
2025	22	4,529	3.4	183	2.8
2026	17	3,320	2.5	207	3.1
2027	18	6,463	4.8	528	8.0
Thereafter	28	16,229	12.0	595	9.1
Total leased	578	$134,257	100.0%	6,574	100.0%

(1)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2017, multiplied by 12.
Tenant Diversification. We believe that the tenant base that occupies our real estate portfolio is generally stable and well-diversified. As of December 31, 2017, there was only one tenant that represented more than 10.0% of total annualized base rent and two tenants that each represented more than 10.0% of total leased square feet. The following table reflects our 10 largest tenants, based on annualized base rent, which occupied a combined 2.9 million square feet as of December 31, 2017:

($ and square feet in thousands)	Number of Locations (1)	Annualized Base Rent (2)	% of Total Annualized Base Rent (2)	Square Feet	% of Total Leased Square Feet
Stop & Shop	13	$13,579	10.1%	803	12.2%
Novo Nordisk	1	4,721	3.5	167	2.5
Mizuho Bank Ltd.	1	4,497	3.3	116	1.8
Seton Health Care	1	4,339	3.2	156	2.4
Amazon.com	2	3,618	2.7	975	14.8
I.A.M. National Pension Fund	1	3,207	2.4	63	1.0
Shaw's Supermarket	3	3,037	2.3	181	2.8
TJX Companies	6	2,832	2.1	287	4.4
Citco Fund Services	1	2,812	2.1	70	1.1
Trinet Group, Inc.	1	2,713	2.0	73	1.1
Total	30	$45,355	33.7%	2,891	44.1%

(1)	Reflects the number of properties for which the tenant has at least one lease in-place.

(2)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2017, multiplied by 12.
The majority of our tenants do not have a public corporate credit rating. We evaluate creditworthiness and financial strength of prospective tenants based on financial, operating and business plan information that such prospective tenants provide to us, as well as other market, industry, and economic information that is generally publicly available. As a result of this assessment, we may require that the tenant enhance their credit by providing us with security deposits, letters of credit from established financial institutions, or personal or corporate guarantees. Tenant creditworthiness often influences the amount of upfront tenant improvements, lease incentives, concessions or other leasing costs we may invest in a tenant lease.
Industry Diversification. As of December 31, 2017, our consolidated operating real properties had leases with 471 tenants. We intend to maintain a well-diversified mix of tenants to limit our exposure to any single tenant or industry. Our diversified investment strategy inherently provides for tenant diversity, and we continue to monitor our exposure relative to our larger tenant industry sectors. The table below illustrates the diversification of our portfolio by industry classifications of our tenants as of December 31, 2017:

($ and square feet in thousands)	Number of Leases	Annualized Base Rent (1)	% of Annualized Base Rent	Leased Square Feet	% of Leased Square Feet
Food and Beverage Stores	36	$21,877	16.3%	1,414	21.5%
Professional, Scientific and Technical Services	90	20,048	14.9	627	9.5
Credit Intermediation and Related Activities	36	10,569	7.9	277	4.2
Funds, Trusts and Other Financial Vehicles	5	6,459	4.8	148	2.3
Food Services and Drinking Places	72	6,304	4.7	208	3.2
Hospitals	2	4,930	3.7	171	2.6
Chemical Manufacturing	1	4,721	3.5	167	2.5
Clothing and Clothing Accessories Stores	20	4,557	3.4	333	5.1
Rental and Leasing Services	5	4,084	3.0	100	1.5
Ambulatory Health Care Services	45	3,949	2.9	152	2.3
Other	266	46,759	34.9	2,977	45.3
Total	578	$134,257	100.0%	6,574	100.0%

(1)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2017, multiplied by 12.
Debt Obligations. Our consolidated indebtedness is currently comprised of borrowings under our line of credit, term loan and mortgage note debt. As of December 31, 2017, we had approximately $1.0 billion of consolidated indebtedness with a weighted-average interest rate of 3.64%, which includes the effects of the interest rate swap agreements. The weighted-average remaining term of our consolidated debt as of December 31, 2017 was 2.6 years, excluding extension options. The total gross book value of properties encumbered by our consolidated debt as of December 31, 2017 was approximately $590.5 million. See “Note 4 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” and Item 15, “Schedule III—Real Estate and Accumulated Depreciation” for additional information.
ITEM 3.    LEGAL PROCEEDINGS
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
There is no public trading market for shares of our common stock and we do not have an obligation nor plans to apply for listing on any public trading market. The prices at which our shares of common stock are sold pursuant to our public offerings, or redeemed pursuant to our share redemption program, are based on the monthly NAV per share, which is determined in accordance with our valuation procedures, as described further below. On a limited basis, our stockholders may be able to have their shares redeemed through our share redemption program. Therefore, there is a risk that a stockholder may not be able to sell shares of our common stock at a time or price acceptable to the stockholder, or at all. Additionally, we may repurchase shares of our common stock pursuant to self-tender offers at a discount to NAV.
We commenced calculating a NAV on July 12, 2012. The following table presents the high and low NAV per share of each class of common stock for each quarter within the two most recent fiscal years. Each class of common stock has had the same NAV.

Quarter	Low	High
2017
First Quarter	$7.52	$7.57
Second Quarter	$7.50	$7.54
Third Quarter	$7.45	$7.51
Fourth Quarter	$7.41	$7.43
2016
First Quarter	$7.36	$7.47
Second Quarter	$7.34	$7.40
Third Quarter	$7.38	$7.48
Fourth Quarter	$7.47	$7.57
Net Asset Value Calculation
Our board of directors, including a majority of our independent directors, has adopted valuation procedures that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. One fundamental element of the valuation process, the valuation of our real property portfolio, is managed by Altus Group U.S., Inc., an independent valuation firm (the “Independent Valuation Firm”) approved by our board of directors, including a majority of our independent directors. All parties engaged by us in the calculation of our NAV, including the Advisor, are subject to the oversight of our board of directors. As part of this process, our Advisor reviews the estimates of the values of our real property portfolio and real estate-related assets for consistency with our valuation guidelines and the overall reasonableness of the valuation conclusions, and informs our board of directors of its conclusions (as needed, but at least once per year as part of their annual review, described below). Although our Independent Valuation Firm or other pricing sources may consider any comments received from us or our Advisor to their individual valuations, the final estimated values of our real properties or certain other assets and liabilities are determined by the Independent Valuation Firm or other pricing source. Our Independent Valuation Firm is available to meet with our board of directors to review valuation information, as well as our valuation guidelines and the operation and results of the valuation process generally. Our board of directors has the right to engage additional valuation firms and pricing sources to review the valuation process or valuations, if deemed appropriate. Every month our senior management team and Altus hold an NAV committee meeting to review the prior month’s adjustments to NAV and discuss any possible changes to the NAV policies and procedures which may be recommended to the board of directors. The information reviewed by this committee is summarized for the audit committee. At least once each calendar year our board of directors, including a majority of our independent directors, reviews the appropriateness of our valuation procedures. With respect to the valuation of our properties, the Independent Valuation Firm provides the board of directors with periodic valuation reports. From time to time our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures if it (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (2) otherwise reasonably believes a change is appropriate for the determination of NAV. We will publicly announce material changes to our valuation procedures or the identity or role of the Independent Valuation Firm. See Exhibit 4.4 of this Annual Report on Form

10-K for a more detailed description of our valuation procedures, including important disclosure regarding real property valuations provided by the Independent Valuation Firm.
The following table sets forth the components of our NAV as of December 31, 2017 and September 30, 2017. As used below, “Fund Interests” means our Class T shares, Class S shares, Class D shares, Class I shares, and Class E shares, along with the OP Units held by third parties, and “Aggregate Fund NAV” means the NAV of all of the Fund Interests.

	As of
(in thousands, except per Fund Interest)	December 31, 2017	September 30, 2017
Office properties	$1,148,200	$1,190,050
Retail properties	851,000	1,006,500
Industrial properties	66,000	86,550
Total investments	$2,065,200	$2,283,100
Cash and other assets, net of other liabilities	17,772	5,916
Debt obligations	(1,018,574)	(1,159,579)
Aggregate Fund NAV	$1,064,398	$1,129,437
Total Fund Interests outstanding	143,692	151,550
NAV Per Fund Interest	$7.41	$7.45
The following table shows the NAV per Fund Interest as of December 31, 2017:

(in thousands, except per share data)	Total	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class E OP Units
Monthly NAV	$1,064,398	$15,276	$474	$18,589	$252,368	$694,044	$83,647
Fund Interests outstanding	143,692	2,062	64	2,510	34,069	93,695	11,292
NAV Per Fund Interest	$7.41	$7.41	$7.41	$7.41	$7.41	$7.41	$7.41
When the fair value of our real estate assets is calculated for the purposes of determining our NAV per share, the calculation is done using the fair value principles detailed within the FASB Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit.
Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from net book value on a GAAP basis. Most significantly, the valuation of our real estate assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Firm on a monthly basis. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. In addition, after August 31, 2017, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Other examples that will cause our NAV to differ from our GAAP net book value include the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. Third party appraisers may value our individual real estate assets using appraisal standards that deviate from fair value standards under GAAP. The use of such appraisal standards may cause our NAV to deviate from GAAP fair value principles. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP.
Under GAAP, we record liabilities for ongoing distribution fees that we (i) currently owe the Dealer Manager under the terms of our dealer manager agreement and (ii) for an estimate that we may pay to the Dealer Manager in future periods for shares of our common stock. As of December 31, 2017, we estimated approximately $1.9 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time should not include consideration of any estimated future distribution fees that may become payable after such date.

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
Please note that our NAV is not a representation, warranty or guarantee that: (i) we would fully realize our NAV upon a sale of our assets; (ii) shares of our common stock would trade at our per share NAV on a national securities exchange; and (iii) a stockholder would be able to realize the per share NAV if such stockholder attempted to sell his or her shares to a third party.
The valuation for our real properties as of December 31, 2017 was provided by the Independent Valuation Firm in accordance with our valuation procedures and determined starting with the appraised value. The aggregate real property valuation of $2.07 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $1.94 billion, representing an increase of approximately $122.4 million or 6.3%. Certain key assumptions that were used by our Independent Valuation Firm in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type:

	Office	Retail	Industrial	Weighted-Average Basis
Exit capitalization rate	6.42%	6.50%	6.78%	6.46%
Discount rate / internal rate of return (“IRR”)	7.31%	7.03%	7.70%	7.21%
Annual market rent growth rate	3.08%	2.84%	2.92%	2.98%
Average holding period (years)	10.0	10.1	9.9	10.0
A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

Input	Hypothetical Change	Office	Retail	Industrial	Weighted-Average Basis
Exit capitalization rate (weighted-average)	0.25% decrease	2.74%	2.38%	2.34%	2.58%
	0.25% increase	(2.53)%	(2.20)%	(2.17)%	(2.39)%
Discount rate (weighted-average)	0.25% decrease	2.03%	1.93%	1.88%	1.98%
	0.25% increase	(1.99)%	(1.88)%	(1.84)%	(1.94)%
The valuation of our debt obligations as of December 31, 2017 was in accordance with fair value standards under GAAP. The key assumption used in the discounted cash flow analysis was the market interest rate. Market interest rates relating to the underlying debt obligations are based on unobservable Level 3 inputs, which we have determined to be our best estimate of current market interest rates of similar instruments. The weighted-average market interest rate used in the December 31, 2017 valuation was 3.31%.
A change in the market interest rates used would impact the calculation of the fair value of our debt obligations. For example, assuming all other factors remain constant, a decrease in the weighted-average market interest rate of 0.25% would increase the fair value of our debt obligations by approximately 0.23%. Alternatively, assuming all other factors remain constant, an increase in the weighted-average market interest rate of 0.25% would decrease the fair value of our debt obligations by approximately 0.30%.
Share Redemption Program
While stockholders may request on a monthly basis that we redeem all or any portion of their shares pursuant to our share redemption program, we are not obligated to redeem any shares and may choose to redeem only some, or even none, of the shares that have been requested to be redeemed in any particular month, in our discretion. In addition, our ability to fulfill redemption requests is subject to a number of limitations. As a result, share redemptions may not be available each month. Under our share redemption program, to the extent we choose to redeem shares in any particular month, we will only redeem shares as of the last calendar day of that month (each such date, a “Redemption Date”). Shares redeemed on the Redemption Date remain outstanding on the Redemption Date and are no longer outstanding on the day following the Redemption Date. Redemptions will be made at the transaction price in effect on the Redemption Date, except that shares that have not been outstanding for at least one year will be redeemed at 95% of the transaction price (an “Early Redemption Deduction”). The Early Redemption Deduction may be waived in certain circumstances including: (i) in the case of redemption requests arising from the death or qualified disability of the holder; (ii) in the event that a stockholder’s shares are redeemed because the stockholder has failed to maintain the $2,000 minimum account balance or (iii) with respect to shares purchased through our distribution reinvestment plan. To have your shares redeemed, your redemption request and required documentation must be received in good order by 4:00 p.m. (Eastern time) on the second to last business day of the applicable month. Settlements of share redemptions will be made within three business days of the Redemption Date. An investor may withdraw its redemption request by notifying the transfer agent before 4:00 p.m. (Eastern time) on the last business day of the applicable month.
The total amount of aggregate redemptions of Class T, Class S, Class D, Class I and Class E shares (based on the price at which the shares are redeemed) will be limited during each calendar month to 2% of the aggregate NAV of all classes as of the last calendar day of the previous quarter and in each calendar quarter will be limited to 5% of the aggregate NAV of all classes of shares as of the last calendar day of the previous calendar quarter; provided, however, that every month and quarter each class of our common stock will be allocated capacity within such aggregate limit to allow stockholders in such class to either (a) redeem shares (based on the price at which the shares are redeemed) equal to at least 2% of the aggregate NAV of such share class as of the last calendar day of the previous quarter, or, if more limiting, (b) redeem shares (based on the price at which the shares are redeemed) over the course of a given quarter equal to at least 5% of the aggregate NAV of such share class as of the last calendar day of the previous quarter (collectively referred to herein as the “2% and 5% limits”), which in the second and third months of a quarter could be less than 2% of the NAV of such share class. In the event that we determine to redeem some but not all of the shares submitted for redemption during any month, shares redeemed at the end of the month will be redeemed on a pro rata basis. Even if the class-specific allocations are exceeded for a class, the program may offer such class additional capacity under the aggregate program limits. Redemptions and pro rata treatment, if necessary, will first be applied within the class-specific allocated capacity and then applied on an aggregate basis to the extent there is remaining capacity.  All unsatisfied redemption requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share redemption program, as applicable.
For both the aggregate and class-specific allocations described above, (i) provided that the share redemption program has been operating and not suspended for the first month of a given quarter and that all properly submitted redemption requests were satisfied, any unused capacity for that month will carry over to the second month and (ii) provided that the share redemption program has been operating and not suspended for the first two months of a given quarter and that all properly submitted redemption requests were satisfied, any unused capacity for those two months will carry over to the third month. In no event will such carry-over capacity permit the redemption of shares with aggregate value (based on the redemption price per share for the month the redemption is effected) in excess of 5% of the combined NAV of all classes of shares as of the last calendar day of the previous calendar quarter (provided that for these purposes redemptions may be measured on a net basis as described in the paragraph below).
We currently measure the foregoing redemption allocations and limitations based on net redemptions during a month or quarter, as applicable. The term “net redemptions” means, during the applicable period, the excess of our share redemptions (capital outflows) over the proceeds from the sale of our shares (capital inflows). Net redemptions for the class-specific allocations will be based only on the capital inflows and outflows of that class, while net redemptions for the overall program limits would be based on capital inflows and outflows of all classes. Thus, for any given calendar quarter, the maximum amount of redemptions during that quarter will be equal to (i) 5% of the combined NAV of all classes of shares as of the last calendar day of the previous calendar quarter, plus (ii) proceeds from sales of new shares in this offering (including purchases pursuant to our distribution reinvestment plan) and the Class E distribution reinvestment plan offering since the beginning of the current calendar quarter. The same would apply for a given month, except that redemptions in a month would be subject to the 2% limit described above (subject to potential carry-over capacity), and netting would be measured on a monthly basis. With respect to future periods, our board of directors may choose whether the allocations and limitations will be applied to “gross redemptions,” i.e., without netting against capital inflows, rather than to net redemptions. If redemptions for a given month or quarter are measured on a gross basis rather than on a net basis, the redemption limitations could limit the amount of shares redeemed in a given month or quarter despite our receiving a net capital inflow for that month or quarter. In order for our board of directors to change the application of the allocations and limitations from net redemptions to gross redemptions or vice versa, we will provide notice to stockholders in a prospectus supplement or special or periodic report filed by us, as well as in a press release or on our website, at least 10 days before the first business day of the quarter for which the new test will apply. The determination to measure redemptions on a gross basis, or vice versa, will only be made for an entire quarter, and not particular months within a quarter.
Although the vast majority of our assets consist of properties that cannot generally be readily liquidated on short notice without impacting our ability to realize full value upon their disposition, we intend to maintain a number of sources of liquidity including (i) cash equivalents (e.g. money market funds), other short-term investments, U.S. government securities, agency securities and liquid real estate-related securities and (ii) one or more borrowing facilities. We may fund redemptions from any available source of funds, including operating cash flows, borrowings, proceeds from this offering and/or sales of our assets.

Should redemption requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than redeeming our shares is in the best interests of the company as a whole, then we may choose to redeem fewer shares than have been requested to be redeemed, or none at all. Further, our board of directors may modify, suspend or terminate our share redemption program if it deems such action to be in our best interest and the best interest of our stockholders. If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no redemption requests will be accepted for such month and stockholders who wish to have their shares redeemed the following month must resubmit their redemption requests. The above description of the share redemption program is a summary of certain of the terms of the share redemption program. Please see the full text of the share redemption program, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K, for all the terms and conditions.
Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for detail regarding our redemption and repurchase history.
The table below summarizes the redemption activity for the three months ended December 31, 2017:

For the Month Ended	Total Number of Shares Redeemed (1)	Average Price Paid per Share (1)	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Redeemed Pursuant to the Program (2)
October 31, 2017	3,466	$7.46	3,466	—
November 30, 2017	2,817	7.45	2,817	—
December 31, 2017	2,827	7.42	2,827	—
Total	9,110	$7.44	9,110	—

(1)	There were no self-tender offers during the three months ended December 31, 2017.

(2)	We limit the number of shares that may be redeemed under the program described above.
Distributions
We intend to continue to make distributions on a monthly basis following the end of each calendar month. We intend to use monthly record dates and, thus, monthly distribution accruals. However, we reserve the right to adjust the periods during which distributions accrue and are paid. Although our distributions during the years ended December 31, 2017, 2016 and 2015 were fully funded from our operations, in the future we may fund distributions from other sources. Our long-term strategy is to fund the payment of monthly distributions to our stockholders entirely from our operations. However, if we are unsuccessful in investing the capital we raise in this offering or which is generated from the sale of existing assets on an effective and efficient basis that is accretive to our distribution level, we may be required to fund our monthly distributions to our stockholders from a combination of our operations and financing activities, which include net proceeds of this offering and borrowings (including borrowings secured by our assets), or to reduce the level of our monthly distributions. We have not established a cap on the amount of our distributions that may be paid from any of these sources.
Our ability to pay distributions solely from cash flows from operations has been impacted by the expiration of certain large leases in our portfolio, which is evidenced under “Results of Operations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” wherein the impact of large lease expirations to our net operating income is discussed further. All distributions result in a decrease to our NAV while cash flow generated from our operations results in an increase to NAV. We generally seek to fund our distributions solely from our cash flow from operations and as a result, any cash flow from operations in excess of our distributions results in a net increase to NAV. Conversely, if our distributions exceed our cash flow from operations, the net effect would result in a decrease to NAV.
Each quarter our board of directors determines the level of our distributions for each month in that quarter. In determining the appropriate level of a distribution, our board of directors considers a number of factors, including the current and anticipated market conditions, current and anticipated future performance and make-up of our investments, our overall financial projections and expected future cash needs. We can give no assurance that the board of directors will continue to set distributions at current levels and our distribution levels may change from time to time. Depending on the distribution level relative to cash flow generated from our portfolio, if our monthly distributions exceed cash flow generated from our operations, it may cause a decrease in our NAV if not offset by other effects.

In connection with a distribution to our stockholders, our board intends to authorize a monthly distribution of a certain dollar amount per share of our common stock before or on the first day of each calendar quarter for the months in such quarter. We will then calculate each stockholder’s specific distribution amount for the month using monthly record dates and your distributions will accrue on the first record date after you become a record owner of our common stock, subject to our board of directors declaring a distribution for record owners as of such date. We accrue the amount of declared distributions as a liability on the record date, and such liability is accounted for in determining the NAV.
The per share amount of any distributions for any class of common stock relative to the other classes of common stock shall be determined as described in the most recent multiple class plan approved by our board of directors. Under our multiple class plan in effect, distributions are made on all classes of our common stock at the same time. The per share amount of distributions on our shares of common stock differs because of different allocations of class-specific fees. We use the record share method of determining the per share amount of distributions on each class of shares, although our board of directors may choose other methods. The record share method is one of several distribution calculation methods for multiple-class funds recommended, but not required, by the American Institute of Certified Public Accountants. Under this method, the amount to be distributed on shares of our common stock is increased by the sum of all class-specific fees accrued for such period. Such amount is divided by the number of shares of our common stock outstanding on the record date. Such per share amount is reduced for each class of common stock by the per share amount of any class-specific fees allocable to such class.
We are required to make distributions sufficient to satisfy the requirements for qualification as a REIT for federal income tax purposes. Generally, income distributed will not be taxable to us under the Code if we distribute at least 90% of our taxable income each year (computed without regard to the distributions paid deduction and our net capital gain). In addition, if we fail to distribute during each calendar year at least the sum of (a) 85% of our ordinary income for such year, (b) 95% of our capital gain net income for such year, and (c) any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of the required distribution over the sum of (i) the amounts actually distributed by us, plus (ii) retained amounts on which we pay income tax at the corporate level. Distributions are authorized at the discretion of the board of directors, in accordance with our earnings, cash flow and general financial condition. The board’s discretion is directed, in substantial part, by its obligation to cause us to comply with the REIT requirements. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. We are authorized to borrow money, issue new securities or sell assets in order to make distributions. There are no restrictions on the ability of the Operating Partnership to transfer funds to us.
Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for detail regarding our distribution history, as well as the sources used to pay our distributions.
Holders
The following tables summaries the number of shares outstanding and the number of stockholders, by class of common stock and OP Units, as of February 26, 2018:

(shares or units in thousands)	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class E OP Units (1)
Shares or units outstanding	2,106	612	2,507	33,289	89,955	11,259
Number of holders of record	303	187	420	2,931	16,730	196

(1)	The number of holders of record for Class E OP Units represent the number of third-party investors.

Securities Authorized for Issuance under Equity Compensation Plans
The following table gives information regarding our equity incentive plans as of December 31, 2017.

	Equity Compensation Plans Information
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by security holders	4,002	(3)	$—	1,847,612
Equity compensation plans not approved by security holders	—		—	1,979,604
Total / Weighted Average	4,002		$—	3,827,216

(1)
Restricted stock units (“RSUs”) with respect to Class I shares of our common stock that were granted to our independent directors and had not been settled as of December 31, 2017, are included in the number of securities to be issued upon exercise of outstanding options, warrants, and rights but are not reflected in the weighted-average exercise price of outstanding options, warrants, and rights.

(2)
We have two equity incentive plans. Under each plan, an aggregate maximum of 5.0 million shares may be issued upon grant, vesting or exercise of awards, although the board of directors, as of December 31, 2017, has only authorized and reserved for issuance a total of 2.0 million shares of our common stock under each plan.

(3)	As of December 31, 2017, there were 4,002 RSUs with respect to Class I shares of our common stock that were granted to our independent directors and have not yet vested.

ITEM 6.    SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.”

	For the Year Ended December 31,
(in thousands, except per share data, building count and number of tenants)	2017 (1)	2016 (1)	2015 (1)	2014 (1)	2013 (1)
Operating data:
Total revenues	$197,346	$216,170	$225,200	$231,597	$217,777
Total operating expenses	$(158,238)	$(173,343)	$(181,275)	$(177,723)	$(158,876)
Total other income (expenses)	$40,290	$12,221	$87,734	$(19,880)	$(2,431)
Net income	$79,398	$55,048	$131,659	$33,994	$56,470
Net income attributable to common stockholders	$72,216	$49,976	$124,255	$29,192	$52,468
Net income per common share—basic and diluted	$0.51	$0.31	$0.70	$0.16	$0.29
Weighted-average shares outstanding—basic	142,349	159,648	175,938	178,273	178,196
Weighted-average shares outstanding—diluted	154,156	172,046	188,789	190,991	191,932
Distributions:
Total distributions declared on common stock	$50,858	$57,040	$62,900	$62,236	$62,330
Weighted-average distributions declared per common share	$0.3571	$0.3571	$0.3582	$0.3492	$0.3499
FFO (2):
Reconciliation of net income to FFO:
Net income attributable to common stockholders	$72,216	$49,976	$124,255	$29,192	$52,468
Total NAREIT-defined adjustments (3)	$(11,779)	$34,320	$(42,085)	$56,054	$32,748
FFO attributable to OP Units	$4,995	$6,546	$6,001	$6,077	$6,575
FFO	$65,432	$90,842	$88,171	$91,323	$91,791
Cash flow data:
Net cash provided by operating activities	$64,222	$90,296	$105,530	$87,229	$86,589
Net cash provided by (used in) investing activities	$105,151	$122,530	$74,421	$(15,102)	$72,847
Net cash used in financing activities	$(172,762)	$(214,731)	$(178,643)	$(82,444)	$(171,530)
	As of December 31,
	2017 (1)	2016 (1)	2015 (1)	2014 (1)	2013 (1)
Balance sheet data:
Net investment in real estate properties	$1,540,270	$1,711,411	$1,874,217	$1,929,426	$1,924,642
Cash and cash equivalents	$10,475	$13,864	$15,769	$14,461	$24,778
Total assets (4)	$1,608,106	$1,783,728	$1,960,891	$2,140,628	$2,294,724
Debt, net (4)	$1,012,108	$1,048,801	$1,097,769	$1,191,675	$1,313,822
Total liabilities	$1,115,380	$1,175,637	$1,234,940	$1,376,648	$1,489,713
Total stockholders’ equity	$405,869	$516,343	$628,805	$684,317	$713,105
Shares outstanding	132,466	150,636	164,124	178,400	176,007
Portfolio data:
Total number of properties	48	55	60	68	82
Total rentable square feet	7,560	8,971	10,133	11,871	15,250
Total number of tenants	471	520	550	475	450

(1)
Historically, we had been focused on selling certain non-strategic office and retail assets in order to help us increase our current allocation to industrial real estate assets and liquidity to pursue new investment opportunities. As such, our year-over-year financial data is not directly comparable.

(2)	Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition of FFO, as well as a detailed reconciliation of our net income to FFO.

(3)	Included in our NAREIT-defined adjustments are real estate-related depreciation and amortization, impairment of depreciable real estate, and gains or losses on sales of assets.

(4)
Pursuant to new accounting guidance that became effective January 1, 2017, debt issuance costs are now recorded as a liability, offsetting the debt balance. As such, prior period amounts have been reclassified to conform to the current period’s presentation.

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
OVERVIEW
General
Black Creek Diversified Property Fund Inc. is a NAV-based perpetual life REIT that was formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property. As of December 31, 2017, we owned and managed a real estate portfolio that included 48 properties totaling approximately 7.6 million square feet located in 19 markets throughout the U.S., with 471 tenants.
We have operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2006, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership.
As a NAV-based perpetual life REIT, we intend to conduct ongoing public primary offerings of our common stock on a perpetual basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. From time to time, we intend to file new registration statements on Form S-11 with the SEC to register additional shares of common stock so that we may continuously offer shares of common stock pursuant to Rule 415 under the Securities Act. In 2017, we raised $19.9 million from the sale of common stock in our ongoing public primary offering and $23.3 million from the sale of common stock under our distribution reinvestment plan. See “Note 7 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for more information about our public offerings. Whenever we refer to our share classes in this Annual Report on Form 10-K with respect to dates prior to the Restructuring Date, we are referring to our shares under our prior share structure, and whenever we refer to our share classes in this Annual Report on Form 10-K with respect to dates on or after the Restructuring Date, we are referring to our shares under our new share structure.
We currently operate in three reportable segments: retail, office and industrial. The following table summarizes our real estate portfolio by segment as of December 31, 2017:

($ and square feet in thousands)	Number of Markets (1)	Number of Properties	Rentable Square Feet	% Leased	Aggregate Fair Value
Office properties	12	15	3,274	76.2%	$1,148,200
Retail properties	8	30	3,215	93.8	851,000
Industrial properties	3	3	1,071	100.0	66,000
Total real estate portfolio	19	48	7,560	87.0%	$2,065,200

(1)
Reflects the number of unique markets by segment and in total. As such, the total number of markets does not equal the sum of the number of markets by segment as certain segments are located in the same market.

We will continue to focus our investment activities on expanding a high-quality, diversified real estate portfolio throughout the U.S. Although we generally target investments in four primary property categories (office, retail, industrial and multifamily), our charter and bylaws do not preclude us from investing in other types of commercial property, real estate debt, or real estate-related equity securities. Our near-term, investment strategy is likely to prioritize new investments in the industrial and multifamily sectors due to attractive fundamental conditions. We have been focused on selling certain non-strategic office and retail assets. The disposition of these properties has helped us to increase our current allocation to industrial real estate assets and liquidity to pursue new investment opportunities. However, there can be no assurance that we will be successful in this investment strategy, including with respect to any particular asset class. To a lesser extent we may invest in other types of real estate including, but not limited to, hospitality, medical offices, student housing and unimproved land. We currently do not intend in investing in these other types of real estate.
Real Estate Outlook
Overall, the U.S. economic environment has continued to improve and remains fundamentally sound. Gross domestic product (“GDP”) in the U.S. has continued to grow, and the U.S. unemployment rate is at a relatively low rate. Domestic wage growth has begun to increase, consumer confidence remains high, and tax reform is anticipated to boost corporate profits and reinvestment.
While the U.S. commercial real estate market saw a decline in transaction volume and a slowing of price increases, low vacancy rates and rents continued to outpace inflation resulting in continued net operating income growth.
The capital markets outlook for commercial real estate is less clear. While still strong, property fundamentals are slowing and coupled with anticipated Fed tightening and increasing interest rates, price appreciation is moderating at this stage of the cycle. However, investment demand for the asset class remains high, bolstered by an abundance of domestic and foreign capital seeking increased allocations to the sector. With recent increases for inflation expectations, long-term return expectations may improve in the near term. Overall, while there seems to be more runway for real estate fundamentals to improve, there are uncertainties as to how real estate investors will price real estate investments in a rising interest rate environment.
RESULTS OF OPERATIONS
Summary of 2017 Activities
During 2017, we completed the following activities:

•	We acquired two properties comprising 0.3 million square feet for an aggregate purchase price of $40.7 million.

•	We sold 10 properties aggregating 1.8 million square feet for net proceeds of $269.1 million.

•
We redeemed or repurchased 23.8 million shares of common stock at a weighted-average purchase price of $7.48 per share for an aggregate amount of $178.4 million. We funded these repurchases with proceeds from dispositions and borrowings under our line of credit.

•	We entered into three mortgage notes for an aggregate amount of $300.6 million with a weighted-average interest rate spread of 2.41% over one-month LIBOR.

•
We fully repaid five fixed-rate mortgage notes and one variable-rate mortgage note with an aggregate balance of $165.5 million and $75.0 million, respectively, and a weighted-average interest rate of 5.73% and 3.49%, respectively. We funded the repayment with proceeds from our line of credit, new mortgage note borrowings and real property dispositions discussed above.

•	We leased 1.2 million square feet, which included 644,000 square feet of new and 592,000 square feet of renewals.
Results for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
The following table summarizes our results of operations for the year ended December 31, 2017, as compared to the year ended December 31, 2016. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. Other operating properties not meeting the same store criteria are reflected in the non-same store portfolio. The same store operating portfolio for the periods presented below include 45 properties totaling approximately 7.1 million square feet owned as of January 1, 2016, which portfolio represented 94.4% of total rentable square feet as of December 31, 2017.

	For the Year Ended December 31,
(in thousands)	2017	2016	$ Change	% Change
Rental revenues:
Same store properties	$173,427	$187,773	$(14,346)	(7.6)%
Non-same store properties	23,091	27,454	(4,363)	(15.9)
Total rental revenues	196,518	215,227	(18,709)	(8.7)
Rental expenses:
Same store properties	(59,438)	(56,567)	(2,871)	5.1
Non-same store properties	(7,094)	(9,020)	1,926	(21.4)
Total rental expenses	(66,532)	(65,587)	(945)	1.4
Net operating income:
Same store operating properties	113,989	131,206	(17,217)	(13.1)
Non-same store properties	15,997	18,434	(2,437)	(13.2)
Total net operating income	129,986	149,640	(19,654)	(13.1)
Other income and (expenses):
Debt-related income	828	943	(115)	(12.2)
Real estate-related depreciation and amortization	(68,070)	(80,105)	12,035	(15.0)
General and administrative expenses	(9,235)	(9,450)	215	(2.3)
Advisory fees, related party	(13,285)	(14,857)	1,572	(10.6)
Acquisition expenses	—	(667)	667	(100.0)
Impairment of real estate property	(1,116)	(2,677)	1,561	(58.3)
Interest expense	(42,305)	(40,782)	(1,523)	3.7
Gain on sale of real estate property	83,057	45,660	37,397	81.9
Other income (expense)	(462)	2,207	(2,669)	(120.9)
Gain on extinguishment of debt	—	5,136	(5,136)	(100.0)
Total other expenses	(50,588)	(94,592)	44,004	(46.5)
Net income	79,398	55,048	24,350	44.2
Net income attributable to noncontrolling interests	(7,182)	(5,072)	(2,110)	41.6
Net income attributable to common stockholders	$72,216	$49,976	$22,240	44.5%
Rental Revenues. Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market lease assets and liabilities, and tenant reimbursement revenue. Total rental revenues decreased by $18.7 million for the year ended December 31, 2017, as compared to the same period in 2016, primarily due to a decrease in our same store rental revenues as a result of: (i) a 6.2% decrease in average percentage leased, (ii) a $1.61 decrease in average annualized base rent per square foot and (iii) our Sybase Inc. (“Sybase”) and Charles Schwab & Co., Inc. (“Schwab”) lease expirations in January 2017 and September 2017, respectively. Average percentage leased and average annualized base rent per square foot for our same store portfolio decreased from 95.7% and $20.44, respectively, for the year ended December 31, 2016 to 89.5% and $22.05, respectively, for the year ended December 31, 2017. These decreases were primarily driven by the Sybase and Schwab lease expirations, which comprised approximately $12.4 million and $1.1 million, respectively, of our same store rental revenue decrease. Excluding the impact of the Sybase and Schwab lease expirations, same store rental revenues decreased approximately $0.8 million, or 0.5%, for the periods under comparison.
The remaining total rental revenue decrease is attributable to our non-same store portfolio, as we had significant net disposition activity during 2017, partially offset by an acquisition during 2016. See “Note 3 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional information concerning our real property dispositions and acquisition.

The following table presents the components of our consolidated rental revenues:

	For the Year Ended December 31,
(in thousands)	2017	2016	$ Change	% Change
Base rent	$147,603	$170,903	$(23,300)	(13.6)%
Straight-line rent	1,855	(1,263)	3,118	(246.9)
Amortization of above- and below-market intangibles	3,003	535	2,468	461.3
Tenant recovery income	39,237	41,707	(2,470)	(5.9)
Revenues related to early lease terminations	1,000	1,265	(265)	(20.9)
Other	3,820	2,080	1,740	83.7
Total rental revenues	$196,518	$215,227	$(18,709)	(8.7)%
Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our tenants, such as real estate taxes, property insurance, property management fees, repair and maintenance, and include certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses increased by $0.9 million for the year ended December 31, 2017, as compared to the same period in 2016, primarily due to an increase in rental expenses in our same store portfolio. The Sybase lease expiration in January 2017 led to a $2.6 million increase in rental expenses, as certain rental expenses associated with the Sybase lease are no longer managed and paid directly by the tenant. Excluding the impact of the Sybase lease expiration, same store rental expenses decreased approximately $0.1 million, or 0.1%, to approximately $46.8 million for the year ended December 31, 2017 from approximately $46.9 million for the same period in 2016.
The increase in same store rental expenses was partially offset by a $1.9 million decrease in our non-same store rental expenses that was primarily attributable to our real property dispositions during 2017. See “Note 3 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional information concerning our real property dispositions.
The following table presents the various components of our rental expenses:

	For the Year Ended December 31,		$ Change	% Change
(in thousands)	2017	2016
Real estate taxes	$26,834	$25,404	$1,430	5.6%
Repairs and maintenance	20,172	19,145	1,027	5.4
Utilities	7,603	8,261	(658)	(8.0)
Property management fees	4,774	4,935	(161)	(3.3)
Insurance	1,482	1,470	12	0.8
Other	5,667	6,372	(705)	(11.1)
Total rental expenses	$66,532	$65,587	$945	1.4%
Other Expenses. Other expenses decreased by $44.0 million for the year ended December 31, 2017, as compared to the same period in 2016, primarily due to:

•	an increase of $37.4 million in gain on sale of real estate property as a result of more dispositions in 2017; and

•	a decrease of $12.0 million in real estate-related depreciation and amortization primarily due to our dispositions during 2017;

•
partially offset by a gain on extinguishment of debt of $5.1 million in 2016 related to a contingently payable mortgage note that was not ultimately required to be repaid upon the disposition of the related property.

Results for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
The following table summarizes our results of operations for the years ended December 31, 2016 and 2015. The same store operating portfolio for the periods presented below include 37 properties totaling approximately 5.7 million square feet owned as of January 1, 2015, which portfolio represented 63.8% of total rentable square feet as of December 31, 2016.

	For the Year Ended December 31,
(in thousands)	2016	2015	$ Change	% Change
Rental revenues:
Same store properties	$147,369	$148,759	$(1,390)	(0.9)%
Non-same store properties	67,858	69,519	(1,661)	(2.4)
Total rental revenues	215,227	218,278	(3,051)	(1.4)
Rental expenses:
Same store properties	(41,511)	(40,908)	(603)	1.5
Non-same store properties	(24,076)	(18,682)	(5,394)	28.9
Total rental expenses	(65,587)	(59,590)	(5,997)	10.1
Net operating income:
Same store operating properties	105,858	107,851	(1,993)	(1.8)
Non-same store properties	43,782	50,837	(7,055)	(13.9)
Total net operating income	149,640	158,688	(9,048)	(5.7)
Other income and (expenses):
Debt-related income	943	6,922	(5,979)	(86.4)
Real estate-related depreciation and amortization	(80,105)	(83,114)	3,009	(3.6)
General and administrative expenses	(9,450)	(10,720)	1,270	(11.8)
Advisory fees, related party	(14,857)	(17,083)	2,226	(13.0)
Acquisition expenses	(667)	(2,644)	1,977	(74.8)
Impairment of real estate property	(2,677)	(8,124)	5,447	(67.0)
Interest expense	(40,782)	(47,508)	6,726	(14.2)
Gain on sale of real estate property	45,660	134,218	(88,558)	(66.0)
Other income (expense)	2,207	2,192	15	0.7
Gain (loss) on extinguishment of debt	5,136	(1,168)	6,304	(539.7)
Total other expenses	(94,592)	(27,029)	(67,563)	250.0
Net income	55,048	131,659	(76,611)	(58.2)
Net income attributable to noncontrolling interests	(5,072)	(7,404)	2,332	(31.5)
Net income attributable to common stockholders	$49,976	$124,255	$(74,279)	(59.8)%
Rental Revenues. Total rental revenues decreased by $3.1 million for the year ended December 31, 2016, as compared to the same period in 2015, due to a decrease in our non-same store rental revenues. The decrease in our non-same store rental revenues was primarily due to the disposition of seven properties during 2016, which were partially offset by the acquisition eight properties during 2015. There was a slight decrease in our same store rental revenues that was driven by an increase in same store straight-line rent adjustments due to rent increases and the expiration of rental concessions, lease termination payments received during 2015, and a decrease in recoverable revenue due to a decrease in snow removal costs incurred by our properties in the Greater Boston market due to an unusually harsh winter in 2015. The decrease in same store rental revenues was partially offset by an increase in average percentage leased and average annualized base rent per square foot for our same store portfolio increased from 95.8% and $22.54, respectively, for the year ended December 31, 2015 to 96.0% and $23.06, respectively, for the year ended December 31, 2016.

The following table presents the components of our consolidated rental revenues:

	For the Year Ended December 31,
(in thousands)	2016	2015	$ Change	% Change
Base rent	$170,903	$177,646	$(6,743)	(3.8)%
Straight-line rent	(1,263)	(976)	(287)	29.4
Amortization of above- and below-market intangibles	535	813	(278)	(34.2)
Tenant recovery income	41,707	37,526	4,181	11.1
Revenues related to early lease terminations	1,265	1,487	(222)	(14.9)
Other	2,080	1,782	298	16.7
Total rental revenues	$215,227	$218,278	$(3,051)	(1.4)%
Rental Expenses. Total rental expenses increased by $6.0 million for the year ended December 31, 2016, as compared to the same period in 2015, which was primarily driven by the increase in our non-same store rental expenses due to the acquisition of eight multi-tenant properties during 2015 that typically included gross leases whereby we managed and paid rental expenses as compared to the properties sold in 2015 that typically included net leases with most rental expenses managed and paid by the tenant directly.
The following table presents the various components of our rental expenses:

	For the Year Ended December 31,		$ Change	% Change
(in thousands)	2016	2015
Real estate taxes	$25,404	$22,809	$2,595	11.4%
Repairs and maintenance	19,145	17,782	1,363	7.7
Utilities	8,261	7,900	361	4.6
Property management fees	4,935	4,325	610	14.1
Insurance	1,470	1,388	82	5.9
Other	6,372	5,386	986	18.3
Total rental expenses	$65,587	$59,590	$5,997	10.1%
Other Expenses. Other expenses increased by $67.6 million for the year ended December 31, 2016, as compared to the same period in 2015, primarily due to:

•	a decrease of $88.6 million in gain on sale of real estate property largely driven by the disposition of a portfolio of 12 office and industrial properties during the year ended December 31, 2015;

•
a decrease of $6.7 million in interest expense primarily due to: (i) the repayment of nine mortgage notes during 2016 and (ii) a lower aggregate weighted-average interest rate of 3.42% as of December 31, 2016, as compared to 4.07% as of December 31, 2015; and

•
a decrease of $6.0 million in debt-related income as a result of eight debt-related investment repayments during 2015. We received approximately $81.5 million and $2.6 million from principal repayments and early repayment fees, respectively, in 2015;

•	partially offset by:

•	a 2016 gain on extinguishment of debt related to a contingently payable mortgage note that was not ultimately required to be repaid upon the disposition of the related property; and

•	a decrease of $5.4 million in impairment of real estate property.

Segment Summary for the Years Ended December 31, 2017, 2016 and 2015
Our segments are based on our internal reporting of operating results used to assess performance based on the type of our properties. Our markets are aggregated into three reportable segments: office, retail and industrial. These segments are comprised of the markets by which management and their operating teams conduct and monitor business. See “Note 12 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for further information on our segments. Management considers rental revenues and net operating income (“NOI”) aggregated by segment to be the appropriate way to analyze performance. See “Additional Measures of Performance” below for detail regarding the use of NOI.
The following table summarizes certain operating trends in our consolidated properties by segment:

	For the Year Ended December 31,
(in thousands)	Rental Revenues	Net Operating Income	% Leased	Annualized Base Rent per Square Foot
Office
2017	$108,305	$63,785	76.2%	$30.38
2016	126,782	84,300	95.0	32.94
2015	137,204	97,441	91.0	29.37
Retail
2017	$81,871	$61,483	93.8%	$17.78
2016	82,372	61,017	94.0	17.58
2015	72,402	54,492	93.9	16.80
Industrial
2017	$6,342	$4,718	100.0%	$4.48
2016	6,073	4,323	77.9	3.64
2015	8,672	6,755	80.4	3.48
Office Segment. Office Segment NOI decreased by approximately $20.5 million for the year ended December 31, 2017 compared to the same period in 2016, primarily as a result of:

•	$18.5 million decrease in Office Segment rental revenues, driven by the Sybase and Schwab lease expirations, as described above, and our Colshire Drive disposition in February 2016.

•	$2.0 million increase in Office Segment rental expenses as a result of the Sybase lease expiration, as further detailed above.
Office Segment NOI decreased by approximately $13.1 million for the year ended December 31, 2016, as compared to the same period in 2015, primarily as a result of a $13.0 million decrease in NOI largely due to the disposition of Colshire Drive.
Retail Segment. Retail Segment NOI increased by approximately $0.5 million for the year ended December 31, 2017 compared to the same period in 2016, primarily as a result of our Suniland Shopping Center acquisition in May 2016.
Retail Segment NOI increased by approximately $6.5 million for the year ended December 31, 2016, as compared to the same period in 2015, primarily as a result of:

•	$9.8 million and $3.7 million increase in rental revenues and rental expenses, respectively, resulting from our four retail property acquisitions during the year ended December 31, 2015.
Industrial Segment. Industrial Segment NOI increased by approximately $0.4 million for the year ended December 31, 2017 compared to the same period in 2016, primarily as a result of:

•	our Vasco Road and Northgate acquisitions during 2017, partially offset by our dispositions during the same period.
Industrial Segment NOI decreased by approximately $2.4 million for the year ended December 31, 2016, as compared to the same period in 2015, primarily as a result of:

•	the disposition of an industrial portfolio during 2015 consisting of six properties.

ADDITIONAL MEASURES OF PERFORMANCE
Net Income and NOI
We define NOI as GAAP rental revenues less GAAP rental expenses. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, general and administrative expenses, advisory fees, acquisition expenses, impairment charges, interest expense, gains on sale of properties, other income and expense, gains and losses on the extinguishment of debt and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such items, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. Refer to “Note 12 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for a reconciliation of our GAAP net loss to NOI for the years ended December 31, 2017, 2016 and 2015.
Funds From Operations (“FFO”)
We believe that FFO, in addition to net income (loss) and cash flows from operating activities as defined by GAAP, are useful supplemental performance measures that our management uses to evaluate our consolidated operating performance. However, this supplemental, non-GAAP measure should not be considered as an alternative to net income (loss) or to cash flows from operating activities as an indication of our performance and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity, and results of operations. In addition, other REITs may define FFO and similar measures differently and choose to treat acquisition-related costs and potentially other accounting line items in a manner different from us due to specific differences in investment and operating strategy or for other reasons.
FFO. As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO is a non-GAAP measure that excludes certain items such as real estate-related depreciation and amortization. We believe FFO is a meaningful supplemental measure of our operating performance that is useful to investors because depreciation and amortization in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. By excluding gains or losses on the sale of assets, we believe FFO provides a helpful additional measure of our consolidated operating performance on a comparative basis. We use FFO as an indication of our consolidated operating performance and as a guide to making decisions about future investments.

The following unaudited table presents a reconciliation of GAAP net income to NAREIT FFO:

	For the Year Ended December 31,
(in thousands, except per share data)	2017	2016	2015
GAAP net income attributable to common stockholders	$72,216	$49,976	$124,255
GAAP net income per common share—basic and diluted	$0.51	$0.31	$0.70
Reconciliation of GAAP net income to NAREIT FFO:
GAAP net income attributable to common stockholders	$72,216	$49,976	$124,255
Real estate-related depreciation and amortization	68,070	80,105	83,114
Impairment of real estate property	1,116	2,677	8,124
Gain on sale of real estate property	(83,057)	(45,660)	(134,218)
Noncontrolling interests’ share of net income	7,182	5,072	7,404
Noncontrolling interests’ share of NAREIT FFO	(5,090)	(7,874)	(6,509)
NAREIT FFO attributable to common stockholders	60,437	84,296	82,170
NAREIT FFO attributable to OP Units	4,995	6,546	6,001
NAREIT FFO	$65,432	$90,842	$88,171

Weighted-average shares outstanding—basic	142,349	159,648	175,938
Weighted-average shares outstanding—diluted	154,156	172,046	188,789

NAREIT FFO per common share—basic and diluted	$0.42	$0.53	$0.47
The decrease in NAREIT FFO per common share was primarily due to the expiration of the Sybase and Schwab leases in January 2017 and September 2017, respectively. See “Results of Operations” above for further detail.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary sources of capital for meeting our cash requirements include debt financings, cash generated from operating activities, net proceeds from our public offerings, and asset sales. Our principal uses of funds are distributions to our stockholders, payments under our debt obligations, redemption payments, acquisition of properties and other investments, and capital expenditures. Over time, we intend to fund a majority of our cash needs, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. As of December 31, 2017, we had approximately $277.4 million of borrowings maturing in the next 12 months. Of this amount, we have extended our $275.0 million term loan to January 2019, with another one year extension option. We expect to be able to repay our principal obligations over the next 12 months from operating cash flows and through refinancings, as well as satisfy the certain conditions regarding any future extension options.
The Advisor, subject to the oversight of our board of directors and, under certain circumstances, the investment committee or other committees established by our board of directors, will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. Pending investment in property, debt, or other investments, we may decide to temporarily invest any unused proceeds from our public offerings in certain investments that are expected to yield lower returns than those earned on real estate assets. These lower returns may affect our ability to make distributions to our stockholders. Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets, and undistributed funds from operations.
We believe that our cash on-hand, anticipated net offering proceeds, proceeds from our line of credit, and other financing and disposition activities should be sufficient to meet our anticipated future acquisition, operating, debt service and distribution and redemption requirements.

Cash Flows. The following table summarizes our cash flows for the following periods:

	For the Year Ended December 31,
(in thousands)	2017	2016	2015
Total cash provided by (used in):
Operating activities	$64,222	$90,296	$105,530
Investing activities	105,151	122,530	74,421
Financing activities	(172,762)	(214,731)	(178,643)
Net increase (decrease) in cash	$(3,389)	$(1,905)	$1,308
2017 Cash Flows Compared to 2016 Cash Flows
Net cash provided by operating activities decreased by approximately $26.1 million for the year ended December 31, 2017, compared to the same period in 2016. The decrease was primarily due to a decrease in net operating income, components of which are discussed previously within “Rental Revenues” and “Rental Expenses” under “Results for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016”.
Net cash provided by investing activities decreased by approximately $17.4 million for the year ended December 31, 2017, compared to the same period in 2016. The decrease was primarily attributable to (i) a decrease in cash received from real property dispositions and (ii) a decrease in restricted cash caused by a mortgage note repayment during 2016 that resulted in receipt of escrow restricted to specific capital expenditures, which were partially offset by a decrease in cash paid for real property acquisitions.
Net cash used in financing activities decreased by approximately $42.0 million for the year ended December 31, 2017, compared to the same period in 2016. The decrease was primarily due to (i) an increase in mortgage note proceeds, (ii) a decrease in mortgage note repayments and (iii) a decrease in cash paid to redeem common stock, which were partially offset by (i) net repayments on our line of credit, (ii) net proceeds from our term loans during 2016, which had no activity during 2017, and (iii) a decrease in proceeds from the issuance of common stock.
2016 Cash Flows Compared to 2015 Cash Flows
Net cash provided by operating activities decreased by approximately $15.2 million for the year ended December 31, 2016, compared to the same period in 2015. The decrease was primarily due to (i) due to a decline in our net operating income, driven by the disposition of a portfolio of 12 office and industrial properties during the year ended December 31, 2015, (ii) unfavorable changes in other assets and liabilities due to annual property tax payments and (iii) a decrease in interest payments received from our debt-related investments, partially offset by (i) a decrease in asset management fees primarily resulting from the common stock redemptions pursuant to our self-tender offers during 2015 and 2016 and (ii) a decrease in interest payments on borrowings.
Net cash provided by investing activities increased approximately $48.1 million for the year ended December 31, 2016 compared to the same period in 2015. The increase was primarily due to a decrease in cash paid to acquire operating properties partially offset by (i) a decrease in proceeds from disposition of real properties, and (ii) a decrease in principal collections on debt-related investments.
Net cash used in financing activities increased approximately $36.1 million for the year ended December 31, 2016 compared to the same period in 2015. The increase was primarily due to the repayment of nine mortgage note borrowings with an aggregate balance of approximately $326.2 million in 2016, partially offset by (i) a decrease in cash paid for redemption of common shares, (ii) an increase in cash received from the sale of our common shares and (ii) a decrease in distributions paid.
Capital Resources and Uses of Liquidity
In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:
Line of Credit and Term Loans. As of December 31, 2017, we had an aggregate of $875.0 million of commitments under our credit agreements, including $400.0 million under our line of credit and $475.0 million under our two term loans. As of that date, we had: (i) approximately $142.0 million outstanding under our line of credit with a weighted-average effective interest rate of 3.27%; and (ii) $475.0 million outstanding under our term loans with a weighted-average effective interest rate of 3.54%, which includes the effect of the interest rate swap agreements related to $350.0 million in borrowings under our term loans. The unused and available portions under our line of credit were $258.0 million and $145.8 million, respectively. Our $400.0 million line of credit matures in January 2020, and may be extended pursuant to a one-year extension option, subject to certain conditions, including the payment of an extension fee. Our $275.0 million term loan matures in January 2019 and our $200.0 million term loan matures in February 2022. In January 2018, we exercised the first of two one-year extension options for our $275.0 million term loan and extended the maturity date to January 2019. Our line of credit and term loan borrowings are available for general corporate purposes, including but not limited to the refinancing of other debt, payment of redemptions, acquisition and operation of permitted investments. Refer to “Note 4 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional information regarding our line of credit and term loans.
Mortgage Notes. As of December 31, 2017, we had property-level borrowings of approximately $401.9 million outstanding with a weighted-average remaining term of approximately 4.2 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.89%, which includes the effects of the interest rate swap agreement relating to our $33.0 million variable-rate mortgage note. The proceeds from our mortgage notes were used to partially finance certain of our acquisitions. Refer to “Note 4 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional information regarding the mortgage notes.
Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all debt covenants as of December 31, 2017.
Offering Proceeds. As of December 31, 2017, the amount of aggregate gross proceeds raised from our current public offerings (including shares issued pursuant to the distribution reinvestment plan) was $172.0 million ($156.7 million net of direct selling costs).
Distributions. To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. The payment of distributions is determined by our board of directors and may be adjusted at its discretion at any time. Distribution levels are set by our board of directors at a level it believes to be appropriate and sustainable based upon a review of a variety of factors including the current and anticipated market conditions, current and anticipated future performance and make-up of our investments, our overall financial projections and expected future cash needs. We intend to continue to make distributions on a quarterly basis.
 The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	Amount						Source of Distributions
(in thousands, except per share data)	Declared per Common Share (1)	Paid in Cash (2)		Reinvested in Shares		Total Distributions	Cash Flows by Operating Activities		Borrowings
2017
March 31	$0.0900	$9,539	65.3%	$5,076	34.7%	$14,615	$17,306	100.0%	$—	—%
June 30	0.0900	9,327	65.5	4,920	34.5	14,247	18,285	100.0	—	—
September 30	0.0900	8,744	63.9	4,937	36.1	13,681	18,237	100.0	—	—
December 31	0.0900	8,373	63.7	4,775	36.3	13,148	10,394	79.1	2,754	20.9
Total		$35,983	64.6%	$19,708	35.4%	$55,691	64,222	100.0%	$2,754	4.9%
2016
March 31	$0.0900	$10,870	68.1%	$5,099	31.9%	$15,969	$15,214	95.3%	$755	4.7%
June 30	0.0900	10,551	67.3	5,120	32.7	15,671	28,147	100.0	—	—
September 30	0.0900	10,164	65.9	5,264	34.1	15,428	24,477	100.0	—	—
December 31	0.0900	9,968	66.0	5,139	34.0	15,107	22,458	100.0	—	—
Total		$41,553	66.8%	$20,622	33.2%	$62,175	90,296	100.0%	$755	1.2%

(1)	Amount reflects the total quarterly distribution rate, subject to adjustment for class-specific fees.

(2)
Includes other cash distributions consisting of: (i) distributions paid to OP Unit holders; (ii) regular distributions made to our former joint venture partners; and (iii) ongoing distribution fees paid to the Dealer Manager with respect to Class T, Class S and Class D shares. See “Note 9 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for further detail regarding the ongoing distribution fees.

For the years ended December 31, 2017 and 2016, our FFO was $65.4 million, or 117.5% of our total distributions, and $90.8 million, or 146.1% of our total distributions, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income to FFO.
Redemptions. Below is a summary of redemptions and repurchases pursuant to our share redemption program and self-tender offers for the years ended December 31, 2017, 2016 and 2015. Our board of directors may modify, suspend or terminate our current share redemption programs if it deems such action to be in the best interest of our stockholders. Refer to Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities—Share Redemption Program” for detail regarding our share redemption program.

	For the Year Ended December 31,
(in thousands, except per share data)	2017	2016	2015
Number of shares requested for redemption or repurchase	23,823	49,491	91,388
Number of shares redeemed or repurchased	23,823	28,472	29,156
% of shares requested that were redeemed or repurchased	100.0%	57.5%	31.9%
Average redemption or repurchase price per share	$7.48	$7.37	$7.30
In addition, refer to “Note 8 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for detail regarding our redemption activity relating to OP Units.
CONTRACTUAL OBLIGATIONS
The following table summarizes future obligations, due by period, as of December 31, 2017, under our various contractual obligations and commitments:

(in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Borrowings (1)	$307,209	$416,473	$236,544	$160,726	$1,120,952
Other obligations (2)	895	1,790	1,884	19,543	24,112
Total	$308,104	$418,263	$238,428	$180,269	$1,145,064

(1)	Includes principal and interest on our borrowings. See “Note 4 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for more detail.

(2)	Includes a ground lease at an office property and lease payments pursuant to the DST Program.
OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2017, we had no material off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which provides guidance for revenue recognition and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.” The standard is based on the principle that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance specifically excludes revenue derived from lease contracts from its scope. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for the standard is for annual reporting periods beginning after December 15, 2017 and interim periods therein. We plan to adopt the standard when it becomes effective for us, as of the reporting period beginning January 1, 2018. Rental revenues and certain tenant reimbursement revenue earned from leasing our operating properties will be evaluated with the adoption of the lease accounting standard (as discussed below). The revised lease accounting standard includes a package of practical expedients that allows an entity to avoid reassessing the accounting for lease components, including the allocations between lease and nonlease components in contracts restated under ASU 2014-09. We expect to elect this package of practical expedients, and accordingly will not reallocate contract consideration to lease components within the scope of the existing lease guidance when we adopt ASU 2014-09. Based on our analysis, the adoption of ASU 2014-09 will not have a material effect on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Subtopic 842)” (“ASU 2016-02”), which provides guidance for greater transparency in financial reporting by organizations that lease assets such as real estate, airplanes and manufacturing equipment by requiring such organizations to recognize lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, certain of these costs are capitalizable and therefore this new standard will result in certain of these costs being expensed as incurred after adoption. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. We plan to adopt the standard when it becomes effective for us, as of the reporting period beginning January 1, 2019, and we expect to elect the practical expedients available for implementation under the standard. Under the practical expedients election, we would not be required to reassess: (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for expired or existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. The standard also will require new disclosures within the notes accompanying the consolidated financial statements, as well as result in the expensing of certain costs to negotiate and arrange lease agreements. Additionally, in January 2018, the FASB issued ASU No. 2018-01, “Leases (Subtopic 842): Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”), which updates ASU 2016-02 to include land easements under the updated guidance, including the option to elect the practical expedient discussed above. We also plan to adopt ASU 2018-01 when it becomes effective for us, as of the reporting period beginning January 1, 2019, and we expect to elect the practical expedients available for implementation under the standard. Our initial analysis of our lease contracts indicates that the adoption of these standards will not have a material effect on our consolidated financial statements. We are still in the process of evaluating the impact of ASU 2016-02, primarily as it relates to the lease and non-lease components, as well as ASU 2018-01, and related amendments impacting the practical expedients.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326)” (“ASU 2016-13”), which introduces a new model for recognizing credit losses for certain financial instruments, including loans, accounts receivable and debt securities. The new model requires an estimate of expected credit losses over the life of exposure to be recorded through the establishment of an allowance account, which is presented as an offset to the related financial asset. The expected credit loss is recorded upon the initial recognition of the financial asset. The guidance will be effective for annual and interim reporting periods beginning after December 15, 2019, with earlier adoption permitted. The guidance will generally be adopted on a modified retrospective basis, with exceptions for certain types of financial assets. We plan on adopting ASU 2016-13 as of the reporting period beginning on January 1, 2020. We do not expect the adoption to have a significant impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230)” (“ASU 2016-15”), which provides specific guidance on eight cash flow classification issues and on reducing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Current GAAP does not include specific guidance on these eight cash flow classification issues. In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash,” (“ASU 2016-18”) which requires companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. We plan on adopting ASU 2016-15 as of the reporting period beginning January 1, 2018. We do not anticipate the adoption of ASU 2016-15 to have a significant impact on our consolidated financial statements. Upon the adoption of ASU 2016-18, we will update the presentation of restricted cash in our current statement of cash flows to conform to the new requirements.
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.” The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. This adoption method will require us to recognize the cumulative effect of initially applying the ASU as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update. While we continue to assess all potential impacts of the standard, we currently expect adoption to have an immaterial impact on our consolidated financial statements. We plan on adopting ASU 2017-12 as of the reporting period beginning on January 1, 2018.
INFLATION
Increases in the costs of owning and operating our properties due to inflation could reduce our net operating income to the extent such increases are not paid or reimbursed by our tenants. Substantially all of our leases provide for separate real estate tax and operating expense reimbursement escalations over a base amount. In addition, our leases provide for fixed base rent increases or indexed increases. As a result, most inflationary increases in costs may be at least partially offset by the contractual rent increases and operating expense reimbursement provisions or escalations.
CRITICAL ACCOUNTING ESTIMATES
Critical accounting estimates are those estimates that require management to make challenging, subjective, or complex judgments, often because they must estimate the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting estimates involve judgments and uncertainties that are sufficiently sensitive and may result in materially different results under different assumptions and conditions.
Investment in Real Estate Properties
When we acquire a property, we allocate the purchase price of the acquisition based upon our assessment of the fair value of various components, including to land, building, land and building improvements, and intangible lease assets and liabilities. Fair value determinations are based on estimated cash flow projections that utilize discount and/or capitalization rates, as well as certain available market information. The fair value of land, building, and land and building improvements considers the value of the property as if it were vacant. The fair value of intangible lease assets is based on our evaluation of the specific characteristics of each lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions and market rates, the tenant’s credit quality and costs to execute similar leases. The fair value of above- and below-market leases is calculated as the present value of the difference between the contractual amounts to be paid pursuant to each in-place lease and our estimate of fair market lease rates for each corresponding in-place lease, using a discount rate that reflects the risks associated with the leases acquired and measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below market leases. In estimating carrying costs, we include estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider tenant improvements, leasing commissions and legal and other related expenses.

Impairment of Real Estate Properties
We review our investment in real estate properties individually whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recorded for the difference between estimated fair value of the real estate property and the carrying amount when the estimated future cash flows and the estimated liquidation value of the real estate property are less than the real estate property carrying amount. Our estimates of future cash flows and liquidation value require us to make assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, costs to operate each property, and expected ownership periods that can be difficult to predict.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of December 31, 2017, our debt instruments consisted of borrowings under our line of credit, term loans, and mortgage notes.
Fixed Interest Rate Debt. As of December 31, 2017, our fixed interest rate debt consisted of $123.8 million under our mortgage notes, which included a $33.0 million variable-rate mortgage note that we effectively fixed through the use of an interest rate swap for the term of the borrowing; and $350.0 million under our term loans that were effectively fixed through the use of interest rate swaps. In total, our fixed interest rate debt represented 46.5% of our total consolidated debt as of December 31, 2017. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of December 31, 2017, the fair value and the carrying value of our fixed interest rate debt was $474.5 million and $473.8 million, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on December 31, 2017. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.
Variable Interest Rate Debt. As of December 31, 2017, our consolidated variable interest rate debt consisted of $142.0 million of borrowings under our line of credit, $125.0 million under our term loans and $278.1 million under our mortgage notes, which represented 53.5% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of December 31, 2017, we were exposed to market risks related to fluctuations in interest rates on $545.1 million of consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of December 31, 2017, would change our annual interest expense by approximately $0.9 million.
Derivative Instruments. As of December 31, 2017, we had 15 outstanding derivative instruments with a total notional amount of $774.0 million. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 4 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swaps.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Black Creek Diversified Property Fund Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Black Creek Diversified Property Fund Inc. (formerly known as Dividend Capital Diversified Property Fund Inc.) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2005.

Denver, Colorado
March 7, 2018

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except per share data)	2017	2016
ASSETS
Net investment in real estate properties	$1,540,270	$1,711,411
Debt-related investments, net	11,147	15,209
Cash and cash equivalents	10,475	13,864
Restricted cash	8,541	7,282
Other assets	37,673	35,962
Total assets	$1,608,106	$1,783,728
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$22,334	$34,085
Debt, net	1,012,108	1,048,801
Intangible lease liabilities, net	52,629	59,545
Other liabilities	28,309	33,206
Total liabilities	1,115,380	1,175,637
Commitments and contingencies (Note 11)
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value—200,000 shares authorized, none issued and outstanding	—	—
Class E common stock, $0.01 par value—500,000 shares authorized, 93,695 shares and 112,325 shares issued and outstanding, respectively	937	1,123
Class T common stock, $0.01 par value—500,000 shares authorized, 2,062 shares and 2,001 shares issued and outstanding, respectively	21	20
Class S common stock, $0.01 par value—500,000 shares authorized, 64 shares and 0 shares issued and outstanding, respectively	1	—
Class D common stock, $0.01 par value—500,000 shares authorized, 2,510 shares and 2,271 shares issued and outstanding, respectively	25	23
Class I common stock, $0.01 par value—500,000 shares authorized, 34,135 shares and 34,039 shares issued and outstanding, respectively	341	340
Additional paid-in capital	1,224,061	1,361,638
Distributions in excess of earnings	(818,608)	(839,896)
Accumulated other comprehensive loss	(909)	(6,905)
Total stockholders’ equity	405,869	516,343
Noncontrolling interests	86,857	91,748
Total equity	492,726	608,091
Total liabilities and equity	$1,608,106	$1,783,728

See accompanying Notes to Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(in thousands, except per share data)	2017	2016	2015
Revenues:
Rental revenues	$196,518	$215,227	$218,278
Debt-related income	828	943	6,922
Total revenues	197,346	216,170	225,200
Operating expenses:
Rental expenses	66,532	65,587	59,590
Real estate-related depreciation and amortization	68,070	80,105	83,114
General and administrative expenses	9,235	9,450	10,720
Advisory fees, related party	13,285	14,857	17,083
Acquisition expenses	—	667	2,644
Impairment of real estate property	1,116	2,677	8,124
Total operating expenses	158,238	173,343	181,275
Other income (expenses):
Interest expense	(42,305)	(40,782)	(47,508)
Gain on sale of real property	83,057	45,660	134,218
Other income (expense)	(462)	2,207	2,192
Gain (loss) on extinguishment of debt	—	5,136	(1,168)
Total other income (expenses)	40,290	12,221	87,734
Net income	79,398	55,048	131,659
Net income attributable to noncontrolling interests	(7,182)	(5,072)	(7,404)
Net income attributable to common stockholders	$72,216	$49,976	$124,255

Weighted-average shares outstanding—basic	142,349	159,648	175,938
Weighted-average shares outstanding—diluted	154,156	172,046	188,789

Net income per common share—basic and diluted	$0.51	$0.31	$0.70

See accompanying Notes to Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(in thousands)	2017	2016	2015
Net income	$79,398	$55,048	$131,659
Other comprehensive income (loss):
Change from cash flow hedging derivatives	6,337	4,416	(977)
Comprehensive income	85,735	59,464	130,682
Comprehensive income attributable to noncontrolling interests	(7,523)	(5,379)	(7,321)
Comprehensive income attributable to common stockholders	$78,212	$54,085	$123,361

See accompanying Notes to Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Balance as of December 31, 2014	178,400	$1,784	$1,586,444	$(893,791)	$(10,120)	$79,663	$763,980
Net income	—	—	—	124,255	—	7,404	131,659
Unrealized loss on derivative instruments	—	—	—	—	(922)	(55)	(977)
Issuance of common stock, net of offering costs	14,262	142	96,807	—	—	—	96,949
Share-based compensation, net of forfeitures	618	6	1,257	—	—	—	1,263
Redemptions of common stock	(29,156)	(291)	(213,505)	—	—	—	(213,796)
Amortization of share-based compensation	—	—	32	—	—	—	32
Distributions declared on common stock and noncontrolling interests	—	—	—	(63,145)	—	(4,689)	(67,834)
Contributions from noncontrolling interests	—	—	—	—	—	17,337	17,337
Redemptions of noncontrolling interests	—	—	(176)	—	28	(2,514)	(2,662)
Balance as of December 31, 2015	164,124	$1,641	$1,470,859	$(832,681)	$(11,014)	$97,146	$725,951
Net income	—	—	—	49,976	—	5,072	55,048
Unrealized loss on derivative instruments	—	—	—	—	4,109	307	4,416
Issuance of common stock, net of offering costs	14,952	150	100,297	—	—	—	100,447
Share-based compensation, net of forfeitures	32	—	306	—	—	—	306
Redemptions of common stock	(28,472)	(285)	(210,287)	—	—	—	(210,572)
Amortization of share-based compensation	—	—	1,109	—	—	—	1,109
Distributions declared on common stock and noncontrolling interests	—	—	—	(57,191)	—	(9,006)	(66,197)
Contributions from noncontrolling interests	—	—	—	—	—	3,225	3,225
Redemptions of noncontrolling interests	—	—	(646)	—	—	(4,996)	(5,642)
Balance as of December 31, 2016	150,636	$1,506	$1,361,638	$(839,896)	$(6,905)	$91,748	$608,091
Net income	—	—	—	72,216	—	7,182	79,398
Unrealized gain on derivative instruments	—	—	—	—	5,996	341	6,337
Issuance of common stock, net of offering costs	5,752	58	40,473	—	—	—	40,531
Share-based compensation, net of forfeitures	(99)	(1)	(647)	—	—	—	(648)
Redemptions of common stock	(23,823)	(238)	(178,194)	—	—	—	(178,432)
Amortization of share-based compensation	—	—	1,730	—	—	—	1,730
Distributions declared on common stock and noncontrolling interests	—	—	—	(50,928)	—	(6,876)	(57,804)
Contributions from noncontrolling interests	—	—	—	—	—	106	106
Redemptions of noncontrolling interests	—	—	(939)	—	—	(5,644)	(6,583)
Balance as of December 31, 2017	132,466	$1,325	$1,224,061	$(818,608)	$(909)	$86,857	$492,726

See accompanying Notes to Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2017	2016	2015
Operating activities:
Net income	$79,398	$55,048	$131,659
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate-related depreciation and amortization	68,070	80,105	83,114
Gain on disposition of real estate property	(83,057)	(45,660)	(134,218)
Impairment of real estate property	1,116	2,677	8,124
Collection of accrued interest from debt investments	—	—	6,421
(Gain) loss on extinguishment of debt	—	(5,136)	1,168
Other	3,279	8,120	4,660
Changes in operating assets and liabilities	(4,584)	(4,858)	4,602
Net cash provided by operating activities	64,222	90,296	105,530
Investing activities:
Real estate acquisitions	(39,538)	(65,861)	(319,577)
Capital expenditures	(34,086)	(28,951)	(26,204)
Proceeds from disposition of real estate property	176,887	208,604	359,817
Principal collections on debt-related investments	4,020	469	64,769
Other	(2,132)	8,269	(4,384)
Net cash provided by investing activities	105,151	122,530	74,421
Financing activities:
Proceeds from mortgage notes	299,469	84,045	70,626
Repayments of mortgage notes	(162,461)	(314,816)	(136,658)
Defeasance of mortgage note borrowings	—	—	(53,267)
Net (repayments of) proceeds from line of credit	(94,000)	69,000	92,000
Net proceeds from term loan	—	124,411	80,000
Other secured borrowing repayments	—	—	(25,796)
Redemption of common shares	(178,496)	(212,878)	(225,720)
Distributions on common stock	(37,530)	(37,647)	(42,439)
Proceeds from issuance of common stock	19,861	88,206	80,609
Offering costs for issuance of common stock	(4,706)	(5,417)	(4,602)
Distributions to noncontrolling interest holders	(7,607)	(6,641)	(4,591)
Redemption of OP Unit holder interests	(6,206)	(5,309)	(2,750)
Other	(1,086)	2,315	(6,055)
Net cash used in financing activities	(172,762)	(214,731)	(178,643)
Net (decrease) increase in cash and cash equivalents	(3,389)	(1,905)	1,308
Cash and cash equivalents, at beginning of period	13,864	15,769	14,461
Cash and cash equivalents, at end of period	$10,475	$13,864	$15,769
Supplemental disclosure of non-cash investing and financing activities:
Interest paid	$37,473	$38,161	$45,321
Distributions reinvested in common stock	23,282	20,576	21,347
Non-cash repayment of mortgage note and other secured borrowings from disposition proceeds	—	—	139,236
Non-cash disposition of real property	—	7,830	128,008

See accompanying Notes to Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS
Unless the context otherwise requires, “we,” “our” and “us” refer to Black Creek Diversified Property Fund Inc. and its consolidated subsidiaries.
Black Creek Diversified Property Fund Inc. is a Maryland corporation formed on April 11, 2005. We are primarily focused on investing in and operating a diverse portfolio of real property. Although we generally target investments in four primary property categories (office, retail, industrial and multifamily), our charter and bylaws do not preclude us from investing in other types of commercial property, real estate debt, or real estate related equity securities. As of December 31, 2017, we owned a real estate portfolio of 48 properties. We operate three reportable segments: retail, office and industrial. See “Note 12” for information regarding the financial results by segment.
We believe we have operated in such a manner as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through an operating partnership, Black Creek Diversified Operating Partnership LP (the “Operating Partnership”), of which we are the sole general partner and a limited partner.
We are currently offering shares pursuant to a public offering and intend to operate as a perpetual-life REIT, which means that we intend to offer shares continuously through our ongoing primary offerings and our distribution reinvestment plan. See “Note 7” for detail regarding our public offerings.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.
Basis of Consolidation
The consolidated financial statements include the accounts of Black Creek Diversified Property Fund Inc., the Operating Partnership, their wholly-owned subsidiaries, including a taxable REIT subsidiary, and their consolidated joint ventures, as well as amounts related to noncontrolling interests. See “Noncontrolling Interests” below for further detail concerning the accounting policies regarding noncontrolling interests. All material intercompany accounts and transactions have been eliminated.
The Operating Partnership meets the criteria of a variable interest entity (“VIE”) as the Operating Partnership’s limited partners do not have the right to remove the general partner and do not have substantive participating rights in the operations of the Operating Partnership. Pursuant to the operating partnership agreement, we are the primary beneficiary of the Operating Partnership as we have the obligation to absorb losses and receive benefits, and the power to control substantially all of the activities which most significantly impact the economic performance of the Operating Partnership. As such, the Operating Partnership continues to be consolidated within our consolidated financial statements.
Use of Estimates
GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they are determined to be necessary.
Reclassifications
Certain amounts included in the consolidated financial statements for 2016 and 2015 have been reclassified to conform to the 2017 financial statement presentation with no effect on previously reported net income or equity. Specifically, investment in real estate properties and accumulated depreciation and amortization are included in net investment in real estate properties, as well as mortgage notes and unsecured borrowings are included in debt.

Investments in Real Estate Properties
Upon acquisition, the purchase price of a property is allocated to land, building, and intangible lease assets and liabilities. The allocation of the purchase price to building is based on management’s estimate of the property’s “as-if” vacant fair value. The “as-if” vacant fair value is determined by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The allocation of the purchase price to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, tenant improvements, legal and other related costs. The allocation of the purchase price to above-market lease assets and below-market lease liabilities results from in-places leases being above or below management’s estimate of fair market rental rates at the acquisition date and are measured over a period equal to the remaining term of the lease for above-market leases and the remaining term of the lease, plus the term of any below-market fixed-rate renewal option periods, if applicable, for below-market leases. Intangible lease assets, above-market lease assets, and below-market lease liabilities are collectively referred to as “intangible lease assets and liabilities.”
If any debt is assumed in an acquisition, the difference between the fair value and the face value of debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. No debt was assumed in connection with our 2017 and 2016 acquisitions. Transaction costs associated with the acquisition of a property are capitalized as incurred and allocated to land, building and intangible lease assets on a relative fair value basis.
The results of operations for acquired properties are included in the consolidated statements of income from their respective acquisition dates. Intangible lease assets are amortized to real-estate related depreciation and amortization over the remaining lease term. Above-market lease assets are amortized as a reduction in rental revenue over the remaining lease term and below-market lease liabilities are amortized as an increase in rental revenue over the remaining lease term, plus any applicable fixed-rate renewal option periods. We expense any unamortized intangible lease asset or record an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability when a tenant terminates a lease before the stated lease expiration date. During the years ended December 31, 2017 and 2016, we recorded $2.1 million and $1.7 million, respectively, related to write-offs of unamortized intangible lease assets and liabilities due to early lease terminations. We recorded an insignificant amount of adjustments related to write-offs of unamortized intangible lease assets and liabilities due to early lease terminations during the year ended December 31, 2015.
Land, building, building and land improvements, tenant improvements, lease commissions, and intangible lease assets and liabilities, which are collectively referred to as “real estate assets,” are stated at historical cost less accumulated depreciation and amortization. Costs associated with the development and improvement of our real estate assets are capitalized as incurred. These costs include capitalized interest, insurance, real estate taxes and certain general and administrative costs if such costs are incremental and identifiable to a specific activity to prepare the real estate asset for its intended use. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred.
Real estate-related depreciation and amortization are computed on a straight-line basis over the estimated useful lives as describe in the following table:

Land	Not depreciated
Building	40 years
Building and land improvements	10-40 years
Tenant improvements	Lesser of useful life or lease term
Lease commissions	Over lease term
Intangible in-place lease assets	Over lease term
Above-market lease assets	Over lease term
Below-market lease liabilities	Over lease term, including below-market fixed-rate renewal options
Real estate assets that are determined to be held and used will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and we will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. Refer to “Note 3” for detail regarding the non-cash impairment charges recorded during the years ended December 31, 2017, 2016 and 2015.

Debt-Related Investments
Debt-related investments are considered to be held for investment, as we have both the intent and ability to hold these investments until maturity. Accordingly, these assets are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments and unfunded commitments unless such loans or investments are deemed to be impaired.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less, such as money market mutual funds or certificates of deposit. We may have bank balances in excess of federally insured amounts; however, we deposit our cash and cash equivalents with high credit-quality institutions to minimize credit risk.
Restricted Cash
Restricted cash consists primarily of lender and property-related escrow accounts.
Straight-Line Rent and Tenant Receivables
Straight-line rent and tenant receivables include all straight-line rent and accounts receivable, net of allowances. We record an allowance for estimated losses that may result from the inability of certain of our tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances. As of December 31, 2017 and 2016, our straight-line rent and tenant receivables were approximately $28.4 million and $29.4 million, respectively, and our allowance for doubtful accounts was approximately $1.1 million and $1.0 million, respectively. These amounts are included in our other assets on the consolidated balance sheets.
Derivative Instruments
We record our derivative instruments at fair value. The accounting for changes in fair value of derivative instruments depends on whether it has been designated and qualifies as a hedge and, if so, the type of hedge. Our interest rate swap derivative instruments are designated as cash flow hedges and are used to hedge exposure to variability in expected future interest payments. For cash flow hedges, the changes in fair value of the derivative instrument represent changes in expected future cash flows, which are effectively hedged by the derivative instrument, and are initially reported as other comprehensive income in the consolidated statements of equity until the derivative instrument is settled. Upon settlement, the effective portion of the hedge is recognized as other comprehensive income and amortized over the term of the designated cash flow or transaction the derivative instrument was intended to hedge. As such, the effective portion of the hedge impacts net income in the same period as the hedged item. The change in value of any derivative instrument that is deemed to be ineffective is charged directly to net income when the determination of hedge ineffectiveness is made. For purposes of determining hedge ineffectiveness, management estimates the timing and potential amount of future interest payments in order to estimate the cash flows of the designated hedged item or transaction. Our interest rate cap derivative instruments are not designated as hedges and therefore, changes in fair value must be recognized through income. We do not use derivative instruments for trading or speculative purposes.
Deferred Financing Costs
Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are amortized to interest expense over the expected terms of the related credit facilities. Unamortized deferred financing costs are written off if debt is retired before its expected maturity date. Accumulated amortization of deferred financing costs was approximately $6.5 million and $4.9 million as of December 31, 2017 and 2016, respectively. Our interest expense for the years ended December 31, 2017, 2016 and 2015 included $2.8 million, $1.8 million and $2.4 million, respectively, of amortization of financing costs.
Distribution Fees
Distribution fees are paid monthly. Distribution fees are accrued upon the issuance of Class T, Class S and Class D shares. As of the balance sheet date, we accrue for: (i) the monthly amount payable, and (ii) the estimated amount of distribution fees that we may pay in future periods. The accrued distribution fees are reflected in additional paid-in capital in stockholders’ equity. See “Note 9” for additional information regarding when distribution fees become payable.
Noncontrolling Interests
Due to our control of the Operating Partnership through our sole general partner interest and our limited partner interest, we consolidate the Operating Partnership. The remaining limited partner interests in the Operating Partnership are owned by third-party investors and are presented as noncontrolling interests in the consolidated financial statements. Additionally, as of

December 31, 2016, we had consolidated joint ventures for purposes of operating real estate properties. As our joint venture partners’ interests in the consolidated joint ventures were not redeemable, we classified our joint venture partners’ interest as noncontrolling interests. We did not own any joint ventures as of December 31, 2017 as we had sold our remaining investments in any joint ventures during the year. The noncontrolling interests are reported on the consolidated balance sheets within permanent equity, separate from stockholders’ equity.
Revenue Recognition
We record rental revenue on a straight-line basis over the full lease term. Certain properties have leases that offer the tenant a period of time where no rent is due or where rent payments change during the term of the lease. Accordingly, we record receivables from tenants for rent that we expect to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. When we acquire a property, the term of each existing lease is considered to commence as of the acquisition date for purposes of this calculation.
Tenant reimbursement revenue includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as rental revenue in the period the applicable expenses are incurred. For the years ended December 31, 2017, 2016 and 2015, tenant reimbursement revenue recognized in rental revenues was approximately $42.6 million, $43.6 million and $38.9 million, respectively.
In connection with property acquisitions, we may acquire leases with rental rates above or below estimated market rental rates. Above-market lease assets are amortized as a reduction to rental revenue over the remaining lease term, and below-market lease liabilities are amortized as an increase to rental revenue over the remaining lease term, plus any applicable fixed-rate renewal option periods.
We expense any unamortized intangible lease asset or record an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability by reassessing the estimated remaining useful life of such intangible lease asset or liability when it becomes probable a tenant will terminate a lease before the stated lease expiration date.
We recognize gains on the disposition of real estate when the recognition criteria have been met, generally at the time the risks, rewards and title have transferred to the purchaser and we no longer have substantial continuing involvement with the real estate that was sold.
Income Taxes
We elected under the Internal Revenue Code of 1986, as amended, to be taxed as a REIT beginning with the tax year ended December 31, 2006. As a REIT, we generally are not subject to federal income taxes on net income we distribute to our stockholders. We intend to make timely distributions sufficient to satisfy the annual distribution requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and federal income and excise taxes on our undistributed income.
Net Income Per Share
Basic net income per common share is determined by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share includes the effects of potentially issuable common stock, but only if dilutive, including the presumed exchange of partnership interest in the Operating Partnership (“OP Units”). See “Note 10” for additional information regarding net income per share.
Fair Value Measurements
Fair value measurements are determined based on assumptions that market participants would use in pricing of assets or estimating liabilities. Fair value measurements are categorized into one of three levels of the fair value hierarchy based on the lowest level of significant input used. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. These estimates may differ from the actual amounts that we could realize upon settlement.
The fair value hierarchy is as follows:
Level 1—Quoted (unadjusted) prices in active markets for identical assets or liabilities.
Level 2—Other observable inputs, either directly or indirectly, other than quoted prices included in Level 1, including:

•	Quoted prices for similar assets/liabilities in active markets;

•	Quoted prices for identical or similar assets/liabilities in non-active markets (e.g., few transactions, limited information, non-current prices, high variability over time);

•	Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities, default rates); and

•	Inputs that are derived principally from or corroborated by other observable market data.
Level 3—Unobservable inputs that cannot be corroborated by observable market data.
Concentration of Credit Risk
As our revenues predominately consist of rental payments, we are dependent on our tenants for our source of revenues. Concentration of credit risk arises when our source of revenue is highly concentrated from certain of our tenants. As of December 31, 2017, there was only one tenant that individually represented 10.1% of our total annualized base rent.
Recently Adopted Accounting Standards
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards update (“ASU”) No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), which clarifies the definition of a business. ASU 2017-01 adds further guidance that assists preparers in evaluating whether a transaction will be accounted for as an asset acquisition or a business combination. We expect most of our acquisitions to qualify as asset acquisitions under the standard, which requires the capitalization of transaction costs to the basis of the acquired assets. While ASU 2017-01 is effective for periods beginning after December 15, 2017, we early adopted this standard effective January 1, 2017, as permitted. Under this new standard, all acquisition costs are being capitalized instead of recorded as an expense. For the year ended December 31, 2017, approximately $0.2 million of acquisition costs were capitalized in net investment in real estate properties on the consolidated balance sheets under this new standard instead of recorded as an expense as in prior periods.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which provides guidance for revenue recognition and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.” The standard is based on the principle that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance specifically excludes revenue derived from lease contracts from its scope. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for the standard is for annual reporting periods beginning after December 15, 2017 and interim periods therein. We plan to adopt the standard when it becomes effective for us, as of the reporting period beginning January 1, 2018. Rental revenues and certain tenant reimbursement revenue earned from leasing our operating properties will be evaluated with the adoption of the lease accounting standard (as discussed below). The revised lease accounting standard includes a package of practical expedients that allows an entity to avoid reassessing the accounting for lease components, including the allocations between lease and nonlease components in contracts restated under ASU 2014-09. We expect to elect this package of practical expedients, and accordingly will not reallocate contract consideration to lease components within the scope of the existing lease guidance when we adopt ASU 2014-09. Based on our analysis, the adoption of ASU 2014-09 will not have a material effect on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Subtopic 842)” (“ASU 2016-02”), which provides guidance for greater transparency in financial reporting by organizations that lease assets such as real estate, airplanes and manufacturing equipment by requiring such organizations to recognize lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, certain of these costs are capitalizable and therefore this new standard will result in certain of these costs being expensed as incurred after adoption. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. We plan to adopt the standard when it becomes effective for us, as of the reporting period beginning January 1, 2019, and we expect to elect the practical expedients available for implementation under the standard. Under the practical expedients election, we would not be required to reassess: (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for expired or existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. The standard also will require new disclosures within the notes accompanying the consolidated financial statements, as well as result in the expensing of certain costs to negotiate and arrange lease agreements. Additionally, in January 2018, the FASB issued ASU No. 2018-01, “Leases (Subtopic 842): Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”), which updates ASU 2016-02 to include land easements under the updated guidance, including the option to elect the practical expedient discussed above. We also plan to adopt ASU 2018-01 when it becomes effective for us, as of the reporting period beginning January 1, 2019, and we expect to elect the practical expedients available for implementation under the standard. Our initial analysis of our lease contracts indicates that the adoption of these standards will not have a material effect on our consolidated financial statements. We are still in the process of evaluating the impact of ASU 2016-02, primarily as it relates to the lease and non-lease components, as well as ASU 2018-01, and related amendments impacting the practical expedients.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326)” (“ASU 2016-13”), which introduces a new model for recognizing credit losses for certain financial instruments, including loans, accounts receivable and debt securities. The new model requires an estimate of expected credit losses over the life of exposure to be recorded through the establishment of an allowance account, which is presented as an offset to the related financial asset. The expected credit loss is recorded upon the initial recognition of the financial asset. The guidance will be effective for annual and interim reporting periods beginning after December 15, 2019, with earlier adoption permitted. The guidance will generally be adopted on a modified retrospective basis, with exceptions for certain types of financial assets. We plan on adopting ASU 2016-13 as of the reporting period beginning on January 1, 2020. We do not expect the adoption to have a significant impact on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230)” (“ASU 2016-15”), which provides specific guidance on eight cash flow classification issues and on reducing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Current GAAP does not include specific guidance on these eight cash flow classification issues. In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash,” (“ASU 2016-18”) which requires companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. We plan on adopting ASU 2016-15 as of the reporting period beginning January 1, 2018. We do not anticipate the adoption of ASU 2016-15 to have a significant impact on our consolidated financial statements. Upon the adoption of ASU 2016-18, we will update the presentation of restricted cash in our current statement of cash flows to conform to the new requirements.
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.” The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. This adoption method will require us to recognize the cumulative effect of initially applying the ASU as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update. While we continue to assess all potential impacts of the standard, we currently expect adoption to have an immaterial impact on our consolidated financial statements. We plan on adopting ASU 2017-12 as of the reporting period beginning on January 1, 2018.

3. INVESTMENTS IN REAL ESTATE PROPERTIES
The following tables summarize our consolidated investments in real estate properties:

	As of December 31,
(in thousands)	2017	2016
Land	$422,564	$473,970
Buildings and improvements	1,266,069	1,364,878
Intangible lease assets	340,273	365,474
Investment in real estate properties	2,028,906	2,204,322
Accumulated depreciation and amortization	(488,636)	(492,911)
Net investment in real estate properties	$1,540,270	$1,711,411
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities as of December 31, 2017 and 2016 include the following:

	As of December 31, 2017			As of December 31, 2016
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$299,406	$(240,844)	$58,562	$322,882	$(239,070)	$83,812
Above-market lease assets	40,867	(38,740)	2,127	42,592	(37,983)	4,609
Below-market lease liabilities	(86,085)	33,456	(52,629)	(90,980)	31,435	(59,545)
The following table details the estimated net amortization of such intangible lease assets and liabilities, as of December 31, 2017, for the next five years and thereafter:

	Estimated Net Amortization
(in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Intangible lease assets	$16,282	$12,267	$7,361	$5,760	$4,965	$11,927	$58,562
Above-market lease assets	707	627	207	193	184	209	2,127
Below-market lease liabilities	(4,615)	(3,857)	(3,158)	(2,738)	(2,636)	(35,625)	(52,629)

Acquisitions
We acquired 100% of the following properties during the years ended December 31, 2017 and 2016:

(in thousands)	Location	Property Type	Acquisition Date	Purchase Price
2017 Acquisitions:
Vasco Road	East Bay	Industrial	7/21/2017	$16,248
Northgate	Las Vegas	Industrial	7/26/2017	24,500
				$40,748
2016 Acquisitions:
Suniland Shopping Center	South Florida	Retail	5/27/2016	$66,500
Intangible and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, plus any below-market, fixed-rate renewal option periods. The weighted-average amortization periods for the intangible assets and liabilities acquired in connection with the 2017 acquisitions, as of the respective date of each acquisition, were 8.2 years.

Dispositions
During the years ended December 31, 2017 and 2016, we disposed of the following properties:

(in thousands)	Ownership	Location	Property Type	Disposition Date	Sales Price	Gain on Sale
2017 Dispositions:
Hanover	100%	Greater Boston	Retail	5/31/2017	$4,500	$—
Riverport Industrial Portfolio (1)	90%	Louisville	Industrial	6/9/2017	26,800	10,352
Shiloh Road - Building 620	100%	Dallas	Industrial	7/21/2017	7,661	670
Jay Street	100%	Silicon Valley	Office	10/17/2017	44,900	12,474
Centerton Square	100%	Philadelphia	Retail	10/25/2017	129,630	47,579
Cohasset	100%	Greater Boston	Retail	12/7/2017	13,050	2,561
Harwich	100%	Greater Boston	Retail	12/15/2017	17,000	3,646
Venture Corporate Center - Outparcel	100%	South Florida	Retail	12/15/2017	5,972	3,943
Shiloh Road - Buildings 600 and 640	100%	Dallas	Industrial	12/18/2017	19,575	1,832
Total 2017 dispositions					$269,088	$83,057
2016 Dispositions:
Colshire Drive	100%	Washington, DC	Office	2/18/2016	$158,400	$41,241
40 Boulevard	80%	Chicago	Office	3/1/2016	9,850	—
Washington Commons	80%	Chicago	Office	3/1/2016	18,000	159
Rockland 360-372 Market	100%	Greater Boston	Retail	8/5/2016	3,625	975
6900 Riverport	90%	Louisville	Industrial	9/2/2016	5,400	1,120
Sunset Hills Road	100%	Washington, DC	Office	9/30/2016	18,600	—
Holbrook CVS Parcel	100%	Greater Boston	Retail	11/18/2016	6,200	2,165
Total 2016 dispositions					$220,075	$45,660

(1)	Riverport Industrial Portfolio included three properties.

Future Minimum Rentals
Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to us from our tenants under the terms of non-cancelable operating and ground leases in effect as of December 31, 2017, excluding rental revenues from the potential renewal or replacement of existing leases and from future tenant reimbursement revenue, were as follows for the next five years and thereafter:

(in thousands)	Future Minimum Rentals
2018	$125,487
2019	122,632
2020	97,300
2021	83,226
2022	66,913
Thereafter	225,042
Total	$720,600
Rental Revenue and Depreciation and Amortization Expense
The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities, and real-estate related depreciation and amortization expense:

	For the Year Ended December 31,
(in thousands)	2017	2016	2015
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$1,855	$(1,263)	$(976)
Above-market lease amortization	(2,392)	(5,515)	(5,216)
Below-market lease amortization	5,395	6,050	6,029
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$39,212	$39,808	$38,854
Intangible lease asset amortization	28,858	40,797	44,260

Real Estate Property Impairment
During the year ended December 31, 2017, we recorded a $1.1 million non-cash impairment charge related to a consolidated retail property located in the Greater Boston market. Prior to the disposition, we reevaluated the fair value of the property and determined that the net book value of the property exceeded the respective contract sales price less costs to sell the property, resulting in the impairment. The property was disposed of in May 2017.

During the year ended December 31, 2016, we recorded a total of $2.7 million of non-cash impairment charges related to two consolidated properties that we disposed of in 2016. The dispositions consisted of: an office property located in the Washington, DC market and an office property located in the Chicago market. Prior to the disposition of each property, we reevaluated the fair value of the property and determined that the net book value of the property exceeded the respective contract sales price less costs to sell the property, resulting in the impairment.
During the year ended December 31, 2015, we recorded a total of $8.1 million of non-cash impairment charges related to two consolidated properties that we disposed of in 2015. The dispositions consisted of: an office property located in the Chicago market and a retail property located in the Pittsburgh market. Prior to the disposition of each property, we reevaluated the fair value of the property and determined that the net book value of the property exceeded the respective contract sales price less costs to sell the property, resulting in the impairment.
We have determined that our impairments are non-recurring fair value measurements that fall within Level 3 of the fair value hierarchy. See “Note 2” for further discussion of the fair value hierarchy.

4. DEBT
Our debt is currently comprised of borrowings under our line of credit, term loans and mortgage notes. Borrowings under the non-recourse mortgage notes are secured by mortgages or deeds of trust and related assignments and security interests in collateralized and certain cross-collateralized properties, which are generally owned by single purpose entities. Two of our mortgage notes are currently partial recourse to us, for which we provide the following limited guaranties: (i) $0.4 million in connection with certain outstanding leasing costs, which will decrease as the costs are subsequently paid, and (ii) $3.9 million that is guaranteed until we meet a lender-specified percentage leased threshold at the collateralized property. Other than these limited guarantees, the assets and credit of each of our consolidated properties pledged as collateral for our mortgage notes are not available to satisfy our debt and obligations, unless we first satisfy the mortgages note payable on the respective underlying properties. A summary of our debt is as follows:

	Weighted-Average
	Effective Interest Rate as of			Balance as of
($ in thousands)	December 31, 2017	December 31, 2016	Maturity Date	December 31, 2017	December 31, 2016
Line of credit (1)	3.27%	2.28%	January 2019	$142,000	$236,000
Term loan (2)	3.25%	2.73%	January 2018	275,000	275,000
Term loan (3)	3.94%	3.79%	February 2022	200,000	200,000
Fixed-rate mortgage notes (4)	3.89%	4.95%	September 2021 - December 2029	123,794	290,970
Floating-rate mortgage notes (5)	3.88%	2.27%	January 2020 - August 2023	278,100	52,500
Total principal amount / weighted-average (6)	3.64%	3.42%		$1,018,894	$1,054,470
Less unamortized debt issuance costs				$(7,322)	$(6,295)
Add mark-to-market adjustment on assumed debt				536	626
Total debt, net				$1,012,108	$1,048,801

Gross book value of properties encumbered by debt				$590,542	$505,446

(1)
The effective interest rate is calculated based on the London Interbank Offered Rate ("LIBOR"), plus a margin ranging from 1.40% to 2.30%, depending on our consolidated leverage ratio. The weighted-average interest rate is the all-in interest rate, including the effects of interest swap agreements relating to approximately $12.1 million in borrowings under this line of credit as of December 31, 2016. There were no interest rate swap agreements relating to this line of credit as of December 31, 2017. As of December 31, 2017, the unused and available portions under the line of credit were approximately $258.0 million and $145.8 million, respectively. The line of credit is available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties.

(2)
The effective interest rate is calculated based on LIBOR, plus a margin ranging from 1.35% to 2.20%, depending on our consolidated leverage ratio. The weighted-average interest rate is the all-in interest rate, including the effects of interest swap agreements relating to approximately $150.0 million in borrowings under this term loan. In January 2018, we exercised a one-year extension option on this term loan. This term loan is available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties.

(3)
The effective interest rate is calculated based on LIBOR, plus a margin ranging from 1.65% to 2.55%, depending on our consolidated leverage ratio. The weighted-average interest rate is the all-in interest rate and is fixed through interest swap agreements. This term loan is available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties.

(4)
Amount as of December 31, 2017 includes a $33.0 million floating-rate mortgage note that was subject to an interest rate spread of 1.60% over one-month LIBOR, which we have effectively fixed using an interest rate swap at 3.05% for the term of the borrowing.

(5)
The effective interest rate is calculated based on LIBOR plus a margin. As of December 31, 2017 and 2016, our floating rate mortgage notes were subject to a weighted-average interest rate spread of 2.31% and 1.65%, respectively.

(6)	The weighted-average remaining term of our borrowings was approximately 2.6 years as of December 31, 2017.

As of December 31, 2017, the principal payments due on our debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loan (2)	Mortgage Notes	Total
2018	$—	$275,000	$2,362	$277,362
2019	142,000	—	3,344	145,344
2020	—	—	229,088	229,088
2021	—	—	12,372	12,372
2022	—	200,000	3,246	203,246
Thereafter	—	—	151,482	151,482
Total	$142,000	$475,000	$401,894	$1,018,894

(1)	The term of the line of credit may be extended pursuant to a one-year extension option, subject to certain conditions.

(2)
The term of the $275.0 million term loan may be extended pursuant to two one-year extension options, subject to certain conditions. In January 2018, we exercised an option to extend this term loan for another year until January 31, 2019.

Debt Covenants
Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. We were in compliance with all debt covenants as of December 31, 2017.
Derivative Instruments
To manage interest rate risk for certain of our variable-rate debt, we use interest rate derivative instruments as part of our risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the interest rate swap agreements without exchange of the underlying notional amount. Interest rate caps involve the receipt of variable amounts from a counterparty at the end of each period in which the interest rate exceeds the agreed fixed price. Interest rate caps are not designated as hedges. Certain of our variable-rate borrowings are not hedged, and therefore, to an extent, we have on-going exposure to interest rate movements.
The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) (“AOCI”) on the consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings, which is when the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings as other income and expense and totaled $0.2 million gain for the year ended December 31, 2017. There was no hedge ineffectiveness for the year ended December 31, 2016 and an insignificant amount for the year ended December 31, 2015. During the next 12 months, we estimate that approximately $1.9 million will be reclassified as an increase to interest expense related to effective interest rate swaps where the hedging instrument has been terminated.
The following table summarizes the location and fair value of our derivative instruments on our consolidated balance sheets:

			Fair Value
($ in thousands)	Number of Contracts	Notional Amount	Other Assets	Other Liabilities
December 31, 2017
Interest rate swaps (1)	11	$435,500	$4,043	$60
Interest rate caps	4	338,450	13	—
Total derivative instruments	15	$773,950	$4,056	$60
December 31, 2016
Interest rate swaps (1)	12	$447,600	$2,135	$2,777
Interest rate caps	—	—	—	—
Total derivative instruments	12	$447,600	$2,135	$2,777

(1)	Includes one interest rate swap with a notional amount of $52.5 million that will become effective in July 2018.

The following table presents the effect of our derivative instruments on our consolidated financial statements:

	For the Year Ended December 31,
(in thousands)	2017	2016	2015
Derivative Instruments Designated as Cash Flow Hedges
Gain (loss) recognized in AOCI (effective portion)	$1,509	$(204)	$(5,797)
Loss reclassified from AOCI into income (effective portion)	4,828	4,620	4,820
Net other comprehensive income	$6,337	$4,416	$(977)
Derivative Instruments Not Designated as Cash Flow Hedges
Loss recognized in income	$(119)	$—	$—
5. FAIR VALUE
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that we would realize upon disposition.
Fair Value Measurements on a Recurring Basis
The following table presents our financial instruments measured at fair value on a recurring basis:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
December 31, 2017
Assets
Derivative instruments	$—	$4,056	$—	$4,056
Total assets measured at fair value	$—	$4,056	$—	$4,056
Liabilities
Derivative instruments	$—	$60	$—	$60
Total liabilities measured at fair value	$—	$60	$—	$60
December 31, 2016
Assets
Derivative instruments	$—	$2,135	$—	$2,135
Total assets measured at fair value	$—	$2,135	$—	$2,135
Liabilities
Derivative instruments	$—	$2,777	$—	$2,777
Total liabilities measured at fair value	$—	$2,777	$—	$2,777
As of December 31, 2017, we had no financial instruments that were transferred among the fair value hierarchy levels. We also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Derivative Instruments. The derivative instruments are interest rate swaps. The interest rate swaps are standard cash flow hedges whose fair value is estimated using market-standard valuation models. Such models involve using market-based observable inputs, including interest rate curves. We incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and respective counterparty’s nonperformance risk in the fair value measurements, which we have concluded are not material to the valuation. Due to the interest rate swaps being unique and not actively traded, the fair value is classified as Level 2. See “Note 4” above for further discussion of our derivative instruments.

Nonrecurring Fair Value Measurements
As of December 31, 2017 and 2016, the fair values of cash and cash equivalents, tenant receivables, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values because of the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of December 31, 2017		As of December 31, 2016
	Carrying	Fair	Carrying	Fair
(in thousands)	Value (1)	Value	Value (1)	Value
Assets:
Debt related investments	$11,120	$11,250	$15,140	$15,784
Liabilities:
Line of credit	$142,000	$142,000	$236,000	$236,000
Term loans	475,000	475,000	475,000	475,000
Mortgage notes	401,894	401,579	343,470	343,566

(1)	The carrying amount reflects the principal amount outstanding.
In addition to the previously described methods and assumptions for the derivative instruments, the following are the methods and assumptions used to estimate the fair value of our other financial instruments:
Debt-Related Investments. The fair value of our debt-related investments is estimated using a discounted cash flow methodology. This method discounts estimated future cash flows using rates management determines best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. Credit spreads and market interest rates used to determine the fair value of these instruments are based on unobservable Level 3 inputs which management has determined to be its best estimate of current market values.
Line of Credit. The fair value of the line of credit is estimated using discounted cash flow methods based on our estimate of market interest rates, which we have determined to be our best estimate of current market spreads over comparable term benchmark rates of similar instruments. Credit spreads relating to the underlying instruments are based on Level 3 inputs.
Term Loans. The fair value of each of the term loans is estimated using discounted cash flow methods based on our estimate of market interest rates, which we have determined to be our best estimate of current market spreads over comparable term benchmark rates of similar instruments. Credit spreads relating to the underlying instruments are based on Level 3 inputs.
Mortgage Notes. The fair value of each of our mortgage notes and other borrowings is estimated using discounted cash flow methods based on our estimate of market interest rates, which we have determined to be our best estimate of current market spreads over comparable term benchmark rates of similar instruments. Credit spreads relating to the underlying instruments are based on Level 3 inputs.
6. INCOME TAXES
We have concluded that there was no impact related to uncertain tax positions from our results of operations for the years ended December 31, 2017, 2016 and 2015. We had a gross deferred tax asset of approximately $4.9 million and $4.4 million as of December 31, 2017 and 2016, respectively, which is offset by a full valuation allowance. The U.S. is the major tax jurisdiction for us and the earliest tax year subject to examination by the taxing authority is 2013.

Distributions
Distributions to stockholders are characterized for federal income tax purposes as: (i) ordinary income; (ii) non-taxable return of capital; or (iii) long-term capital gain. Distributions that exceed our current and accumulated tax earnings and profits constitute a return of capital and reduce the stockholders’ basis in the common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, the distributions will generally be treated as a gain from the sale or exchange of such stockholders’ common shares. Under the new tax laws effective January 1, 2018, all distributions (other than distributions designated as capital gain distributions and distributions traceable to distributions from a taxable REIT subsidiary) which are received by a pass-through entity or an individual, are eligible for a 20% deduction from gross income. This eligibility for a 20% deduction will expire as of 2025. At the beginning of each year, we notify our stockholders of the taxability of the distributions paid during the preceding year. The following unaudited table summarizes the information reported to investors regarding the taxability of distributions on common stock, as a percentage of total distributions, for the years ended December 31, 2017, 2016 and 2015.

	For the Year Ended December 31,
	2017	2016	2015
Ordinary income	50.01%	53.66%	81.01%
Non-taxable return of capital	—	46.34	18.99
Capital Gain	49.99	—	—
Total distributions	100.00%	100.00%	100.00%
7. STOCKHOLDERS’ EQUITY
Public Offering
As a net asset value (“NAV”)-based perpetual life REIT, we intend to conduct ongoing public primary offerings of our common stock on a perpetual basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. From time to time, we intend to file new registration statements on Form S-11 with the SEC to register additional shares of common stock so that we may continuously offer shares of common stock pursuant to Rule 415 under the Securities Act of 1933, as amended.
Currently, we have two registrations statements effective with the SEC. We have one registration statement for the offering of up to $1.0 billion in Class T, Class S, Class D and Class I shares of common stock, consisting of up to $750 million offered in the primary offering and up to $250.0 million offered under our distribution reinvestment plan. We may reallocate amounts between the primary offering and distribution reinvestment plan. As of December 31, 2017, $861.4 million remained unsold under this registration statement. We also have a separate registration statement for the offering of Class E shares under our distribution reinvestment plan. As of December 31, 2017, we had $29.0 million remaining unsold under this registration statement.
On January 19, 2018, we filed a new registration statement for the offering of up to $2.0 billion in Class T, Class S, Class D and Class I shares of common stock, consisting of up to $1.5 billion offered in the primary offering and up to $500.0 million offered under our distribution reinvestment plan. We may reallocate amounts between the primary offering and distribution reinvestment plan. This registration statement is not yet effective.
On September 1, 2017 (the “Restructuring Date”), we amended our charter and restructured our outstanding share classes as part of a broader restructuring (the "Restructuring"). As part of the Restructuring, we, among other things:

•	changed our outstanding unclassified shares of common stock (which, since 2012, we have referred to as “Class E” shares ) to a new formally designated class of Class E shares;

•	changed our outstanding Class A, Class W and Class I shares of common stock to Class T, Class D and a new version of Class I shares of common stock, respectively;

•	created a new class of common stock called Class S shares;

•	revised the classes of common stock that we offer in our ongoing primary public offering from Class A, Class W and Class I shares to Class T, Class S, Class D and a new version of Class I shares;

•	revised the compensation we pay to our dealer manager in connection with our public offerings;

•	revised the fees and reimbursements we pay to our Advisor;

•	changed the frequency of our NAV calculations from daily to monthly and made other changes to our valuation policies; and

•	adopted a new share redemption program that applies to all of our stockholders.

Whenever we refer to our share classes in these Notes with respect to dates prior to the Restructuring Date, we are referring to our shares under our prior share structure, and whenever we refer to our share classes in these Notes with respect to dates on or after the Restructuring Date, we are referring to our shares under our new share structure.
The Class T, Class S, Class D, Class I and Class E shares, all of which are collectively referred to herein as shares of common stock, generally have identical rights and privileges, including identical voting rights, but have differing fees that are payable on a class-specific basis. While gross distributions are the same for all share classes, the payment of class-specific fees results in different amounts of net distributions being paid with respect to each class of shares. In addition, as a result of the different ongoing fees and expenses allocable to each share class, each share class could have a different NAV per share. If the NAV of our classes are different, then changes to our assets and liabilities that are allocable based on NAV may also be different for each class.
A summary of our public offerings (including shares sold through the primary offering and distribution reinvestment plan (“DRIP”)), as of December 31, 2017, is as follows:

(in thousands)	Class T	Class S	Class D	Class I	Class E	Total
Amount of gross proceeds raised:
Primary offering	$6,387	$478	$10,790	$105,255	$—	$122,910
DRIP	837	—	925	13,962	33,394	49,118
Total offering	$7,224	$478	$11,715	$119,217	$33,394	$172,028

Number of shares sold:
Primary offering	832	64	1,449	14,144	—	16,489
DRIP	112	—	124	1,871	4,482	6,589
Total offering	944	64	1,573	16,015	4,482	23,078
Common Stock
The following table describes the changes in each class of common shares during each of the years ended December 31, 2017, 2016 and 2015:

	Class T	Class S	Class D	Class I	Class E	Total
(in thousands)	Shares	Shares	Shares	Shares	Shares	Shares
Balances as of December 31, 2014	1,187	N/A	1,117	13,028	163,068	178,400
Issuance of common stock:
Primary shares	511	—	693	10,135	—	11,339
Distribution reinvestment plan	28	—	22	426	2,447	2,923
Share-based compensation	—	—	—	618	—	618
Redemptions of common stock	(23)	—	(20)	(873)	(28,240)	(29,156)
Balances as of December 31, 2015	1,703	N/A	1,812	23,334	137,275	164,124
Issuance of common stock:
Primary shares	436	—	782	10,960	—	12,178
Distribution reinvestment plan	42	—	44	684	2,004	2,774
Share-based compensation	—	—	—	32	—	32
Redemptions of common stock	(180)	—	(367)	(971)	(26,954)	(28,472)
Balances as of December 31, 2016	2,001	N/A	2,271	34,039	112,325	150,636
Issuance of common stock:
Primary shares	134	64	267	2,181	—	2,646
Distribution reinvestment plan	63	—	73	1,036	1,934	3,106
Share-based compensation	—	—	—	(99)	—	(99)
Redemptions of common stock	(136)	—	(101)	(3,022)	(20,564)	(23,823)
Balances as of December 31, 2017	2,062	64	2,510	34,135	93,695	132,466

Distributions
Prior to the third quarter of 2017, distributions were paid on a quarterly basis and were calculated for each day the stockholder had been a stockholder of record during such quarter. Beginning with the third quarter of 2017, cash distributions have been paid on a monthly basis and are calculated as of monthly record dates. Cash distributions for stockholders who had elected to participate in our distribution reinvestment plan were reinvested into shares of the same class of our common stock as the shares to which the distributions relate.
The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for the quarters ended below:

	Amount
(in thousands, except per share data)	Declared per Common Share (1)	Paid in Cash (2)	Reinvested in Shares	Total Distributions
2017
March 31	$0.0900	$9,539	$5,076	$14,615
June 30	0.0900	9,327	4,920	14,247
September 30	0.0900	8,744	4,937	13,681
December 31	0.0900	8,373	4,775	13,148
Total		$35,983	$19,708	$55,691
2016
March 31	$0.0900	$10,870	$5,099	$15,969
June 30	0.0900	10,551	5,120	15,671
September 30	0.0900	10,164	5,264	15,428
December 31	0.0900	9,968	5,139	15,107
Total		$41,553	$20,622	$62,175

(1)	Amount reflects the total quarterly distribution rate, subject to adjustment for class-specific fees.

(2)
Includes other cash distributions consisting of: (i) distributions paid to OP Unit holders; (ii) regular distributions made to our former joint venture partners; and (iii) ongoing distribution fees paid to the Dealer Manager with respect to Class T, Class S and Class D shares. See “Note 9” for further detail regarding the ongoing distribution fees.

Redemptions and Repurchases
Below is a summary of redemptions and repurchases pursuant to our share redemption program and self-tender offers for the years ended December 31, 2017, 2016 and 2015. Our board of directors may modify, suspend or terminate our current share redemption programs if it deems such action to be in the best interest of our stockholders.

	For the Year Ended December 31,
(in thousands, except per share data)	2017	2016	2015
Number of shares requested for redemption or repurchase	23,823	49,491	91,388
Number of shares redeemed or repurchased	23,823	28,472	29,156
% of shares requested that were redeemed or repurchased	100.0%	57.5%	31.9%
Average redemption or repurchase price per share	$7.48	$7.37	$7.30
8. NONCONTROLLING INTERESTS
OP Units
As of December 31, 2017 and 2016, the Operating Partnership had issued OP Units to third-party investors, representing 7.9% and 7.4%, respectively, of limited partnership interests. Currently, all of the third-party investors own Class E OP Units, but we may in the future cause the Operating Partnership to issue Class T, Class S, Class D or Class I OP Units to third-party investors.

The following table summarizes the number of OP Units issued and outstanding to third-party investors:

	As of December 31,
(in thousands)	2017	2016
Number of OP Units issued and outstanding to third-party investors	11,292	12,048
Estimated maximum redemption value (unaudited)	$83,647	$91,200
Subject to certain restrictions and limitations, the holders of OP Units may redeem all or a portion of their OP Units for either: shares of the equivalent class of common stock, cash or a combination of both. If we elect to redeem OP Units for shares of our common stock, we will generally deliver one share of our common stock for each such OP Unit redeemed (subject to any redemption fees withheld), and such shares may, subsequently, only be redeemed for cash in accordance with the terms of our share redemption program. If we elect to redeem OP Units for cash, the cash delivered will equal the then-current NAV per unit of the applicable class of OP Units (subject to any redemption fees withheld), which will equal the then-current NAV per share of our corresponding class of shares. The following table summarizes the number of OP Units redeemed during the years presented below:

	For the Year Ended December 31,
(in thousands)	2017	2016	2015
Number of OP Units redeemed	756	760	360
Amount of OP Units redeemed	$5,643	$5,641	$2,652
The Operating Partnership’s net income and loss will generally be allocated to the general partner and the limited partners in accordance with the respective percentage interest in the OP Units issued by the Operating Partnership.
Joint Venture Partner Interests
Our noncontrolling interests held by third-party partners in our consolidated joint ventures totaled $2.5 million as of December 31, 2016. Our consolidated balance sheets, as of December 31, 2016, include $48.2 million, after accumulated depreciation and amortization, in consolidated real property variable interest entity investments related to these joint venture. We did not own any consolidated joint ventures as of December 31, 2017 as we had sold our remaining joint venture investments during the year.
9. RELATED PARTY TRANSACTIONS
We rely on Black Creek Diversified Property Advisors LLC (the “Advisor”), a related party, to manage our day-to-day activities and to implement our investment strategy pursuant to the terms of the twelfth amended and restated advisory agreement, effective as of September 1, 2017, by and among us, the Operating Partnership and the Advisor (the “Advisory Agreement”). The current term of the Advisory Agreement ends June 30, 2018, subject to renewals by our board of directors for an unlimited number of successive one-year periods. The Dealer Manager provides dealer manager services in connection with our public offerings pursuant to the terms of the third amended and restated dealer manager agreement, effective September 1, 2017 (the “Dealer Manager Agreement”) by and among us, the Advisor and Black Creek Capital Markets, LLC (the “Dealer Manager”). Black Creek Diversified Property Advisors Group LLC (the “Sponsor”), which owns the Advisor, is presently directly or indirectly majority owned by John A. Blumberg, James R. Mulvihill and Evan H. Zucker and/or their affiliates, and the Sponsor and the Advisor are jointly controlled by Messrs. Blumberg, Mulvihill and Zucker and/or their affiliates. The Dealer Manager is presently directly or indirectly majority owned, controlled and/or managed by Messrs. Blumberg, Mulvihill and/or Zucker and/or their affiliates. The Advisor and the Dealer Manager receive compensation from us in the form of fees and expense reimbursements for certain services relating to our public offerings and for the investment and management of our assets and our other activities and operations.
Advisory Agreement, Dealer Manager Agreement and Operating Partnership Agreement
The following is a description of the fees and expense reimbursements payable to the Advisor and the Dealer Manager. This summary does not purport to be a complete summary of the Advisory Agreement; the Dealer Manager Agreement; and the limited partnership agreement of the Operating Partnership (the “Operating Partnership Agreement”), and is qualified in its entirety by reference to such agreements, which are incorporated by reference as exhibits to this Annual Report on Form 10-K.
Selling Commissions, Dealer Manager Fees and Distribution Fees. The Dealer Manager is entitled to receive upfront selling commissions with respect to Class T and Class S shares sold in the primary offering and dealer manager fees with respect to Class T shares sold in the primary offering. The upfront selling commissions and dealer manager fees are calculated as a percentage of the transaction price (generally equal to the most recent monthly NAV per share) at the time of purchase of such shares. All or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed to, participating broker dealers. In addition, the Dealer Manager is entitled to receive ongoing distribution fees based on the NAV of all outstanding Class T, Class S and Class D shares, including shares issued under our distribution reinvestment plan. The distribution fees will be payable monthly in arrears and will be paid on a continuous basis from year to year. The Dealer Manager will reallow all or a portion of the distribution fees to participating broker dealers and broker dealers servicing accounts of investors who own Class T, Class S, and/or Class D shares. The following table details the selling commissions, dealer manager fees and distribution fees applicable for each share class.

	Class T	Class S	Class D	Class I
Selling commissions (as % of transaction price)	up to 3.00%	up to 3.50%	—%	—%
Dealer manager fees (as % of transaction price)	0.50%	—%	—%	—%
Distribution fees (as % of NAV per annum)	0.85%	0.85%	0.25%	—%
We will cease paying the distribution fees with respect to individual Class T, Class S and Class D shares when they are no longer outstanding, including as a result of a conversion to Class I shares. Each Class T, Class S or Class D share held within a stockholder’s account shall automatically and without any action on the part of the holder thereof convert into a number of Class I shares at the applicable conversion rate on the earliest of: (i) a listing of any shares of our common stock on a national securities exchange; (ii) our merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of our assets; and (iii) the end of the month in which the Dealer Manager, in conjunction with our transfer agent, determines that the total upfront selling commissions, upfront dealer manager fees and ongoing distribution fees paid with respect to all shares of such class held by such stockholder within such account (including shares purchased through the distribution reinvestment plan or received as stock dividends) equals or exceeds 8.75% (or a lower limit set forth in any applicable agreement between the Dealer Manager and a participating broker dealer, provided that the Dealer Manager advises our transfer agent of the lower limit in writing) of the aggregate purchase price of all shares of such class held by such stockholder within such account and purchased in a primary offering.
Additional Underwriting Compensation and Primary Dealer Fee. We pay directly, or reimburse the Advisor and the Dealer Manager if they pay on our behalf, certain additional items of underwriting compensation, including legal fees of the Dealer Manager, costs reimbursement for registered representatives of participating broker-dealers to attend educational conferences sponsored by us or the Dealer Manager, attendance fees for registered persons associated with the Dealer Manager to attend seminars conducted by participating broker-dealers, and promotional items. In addition to this additional underwriting compensation, the Advisor may also pay the Dealer Manager additional amounts to fund certain of the Dealer Manager’s costs and expenses related to the distribution of our public offering, which will not be reimbursed by us. Also, the Dealer Manager may pay supplemental fees or commissions to participating broker-dealers and servicing broker-dealers with respect to Class I shares sold in the primary offering, which will not be reimbursed by us. Through June 30, 2017, we paid to the Dealer Manager primary dealer fees in the amount of 5.0% of the gross proceeds raised from certain sales of Class I shares in the primary offering. We currently do not intend to pay additional primary dealer fees in our public offerings.
Organization and Offering Expense Reimbursement. We pay directly or reimburse the Advisor and the Dealer Manager if they pay on our behalf, any issuer organization and offering expenses (meaning organization and offering expenses other than underwriting compensation) as and when incurred. After the termination of the primary offering and again after termination of the offering under our distribution reinvestment plan, the Advisor has agreed to reimburse us to the extent that total cumulative organization and offering expenses (including underwriting compensation) that we incur exceed 15% of our gross proceeds from the applicable offering.
Advisory Fee and Operating Expense Reimbursement. The advisory fee consists of a fixed component and a performance component. The fixed component of the advisory fee includes a fee that will be paid monthly to the Advisor for asset management services provided to on our behalf. The following table details the fixed component of the advisory fee:

Fixed Component
% of applicable monthly NAV per Fund Interest (as defined below) x the weighted-average number of Fund Interests for such month (per annum)	1.10%
% of consideration received by us or our affiliates for selling interests in DST Properties to third-party investors, net of up-front fees and expense reimbursements payable out of gross sale proceeds from the sale of such interests (1)	1.10%

(1)
We, through the Operating Partnership, have a program to raise capital in private placements exempt from registration under the Securities Act of 1933, as amended, through the sale of beneficial interests in specific Delaware statutory trusts holding real properties, including properties currently indirectly owned by the Operating Partnership (the “DST Program”). Under the DST Program, each private placement will offer interests in one or more real properties placed into one or more Delaware statutory trust(s) by the Operating Partnership or its affiliates (“DST Properties”).
The performance component of the advisory fee is a performance based amount that will be paid to the Advisor. This amount is calculated on the basis of the overall investment return provided to holders of Fund Interests (i.e., our outstanding shares and OP Units held by third-party investors) in any calendar year such that the Advisor will receive the lesser of (1) 12.5% of (a) the annual total return amount less (b) any loss carryforward, and (2) the amount equal to (x) the annual total return amount, less (y) any loss carryforward, less (z) the amount needed to achieve an annual total return amount equal to 5% of the NAV per Fund Interest at the beginning of such year (the “Hurdle Amount”). The foregoing calculations are calculated on a per Fund Interest basis and multiplied by the weighted-average Fund Interests outstanding during the year. In no event will the performance component of the advisory fee be less than zero. Accordingly, if the annual total return amount exceeds the Hurdle Amount plus the amount of any loss carryforward, then the Advisor will earn a performance component equal to 100% of such excess, but limited to 12.5% of the annual total return amount that is in excess of the loss carryforward. The “annual total return amount” referred to above means all distributions paid or accrued per Fund Interest plus any change in NAV per Fund Interest since the end of the prior calendar year, adjusted to exclude the negative impact on annual total return resulting from our payment or obligation to pay, or distribute, as applicable, the performance component of the advisory fee as well as ongoing distribution fees (i.e., our ongoing class-specific fees).The “loss carryforward” referred to above will track any negative annual total return amounts from prior years and offset the positive annual total return amount for purposes of the calculation of the performance component of the advisory fee. The loss carryforward is zero as of December 31, 2017. Additionally, the Advisor will provide us with a waiver of a portion of its fees generally equal to the amount of the performance component that would have been payable with respect to the Class E shares and the Series 1 Class E OP Units held by third parties until the NAV of such shares or units exceeds $10.00 a share or unit, the benefit of which will be shared among all holders of Fund Interests. As of December 31, 2017, all of the Class E OP Units issued and outstanding to third-party investors are Series 1 Class E OP Units. Refer to “Note 8” for detail regarding the Class E OP Units.
Subject to certain limitations, we reimburse the Advisor or its affiliates for all of the costs they incur in connection with the services they provide to us under the Advisory Agreement, including, without limitation, our allocable share of the Advisor’s overhead, which includes but is not limited to the Advisor’s rent paid to both third parties and affiliates of the Advisor, utilities and personnel costs; provided, that we will not reimburse the Advisor or its affiliates for services for which the Advisor or its affiliates are entitled to compensation in the form of a separate fee, and commencing as of September 1, 2017, we will not reimburse the Advisor for compensation it pays to our named executive officers.
Fees from Other Services. We retain certain of the Advisor’s affiliates, from time to time, for services relating to our investments or our operations, which may include property management services, leasing services, corporate services, statutory services, transaction support services, construction and development management, and loan management and servicing, and within one or more such categories, providing services in respect of asset and/or investment administration, accounting, technology, tax preparation, finance, treasury, operational coordination, risk management, insurance placement, human resources, legal and compliance, valuation and reporting-related services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, property, title and/or other types of insurance, management consulting and other similar operational matters. Any fees paid to the Advisor’s affiliates for any such services will not reduce the advisory fees. Per the terms of the agreement, any such arrangements will be at market rates or a reimbursement of costs incurred by the affiliate in providing the services.
Private Placements of Delaware Statutory Trust Interests
We have a program to raise capital through private placement offerings by selling beneficial interests in specific Delaware statutory trusts holding real properties, including properties currently indirectly owned by the Operating Partnership (the “DST Program”). These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. Under the DST Program, each private placement offers interests in one or more real properties placed into one or more Delaware statutory trust(s) by the Operating Partnership or its affiliates. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Additionally, the underlying interests of properties sold to investors pursuant to such private placements will be leased-back by an indirect wholly owned subsidiary of the Operating Partnership on a long term basis of up to 29 years. The lease agreements are expected to be fully guaranteed by the Operating Partnership. Additionally, the Operating Partnership will retain a fair market value purchase option giving it the right, but not the obligation, to acquire the interests from the investors at a later time in exchange for partnership units in the Operating Partnership (“OP Units”). As of December 31, 2017, we had sold approximately $12.1 million in interests related to the DST Program, which we include in other liabilities on the consolidated balance sheets.

DST Program Dealer Manager Fees. In connection with the DST Program, Black Creek Exchange LLC (“BCX”), a wholly owned subsidiary of our taxable REIT subsidiary that is wholly owned by the Operating Partnership, entered into a dealer manager agreement with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct the private placements for interests reflecting an indirect ownership of up to $500.0 million of interests. BCX will pay certain up-front fees and reimburse certain related expenses to the Dealer Manager with respect to capital raised through any such private placements. BCX is obligated to pay the Dealer Manager a dealer manager fee of up to 1.5% of gross equity proceeds raised and a commission of up to 5.0% of gross equity proceeds raised through the private placements. The Dealer Manager may re-allow such commissions and a portion of such dealer manager fee to participating broker dealers.
In addition, we, or our subsidiaries, are obligated to pay directly or reimburse the Advisor and the Dealer Manager if they pay on our behalf, any issuer organization and offering expenses (other than selling commissions and the dealer manager fee) as and when incurred. These expenses may include reimbursements for the bona fide due diligence expenses of participating broker-dealers, supported by detailed and itemized invoices, and similar diligence expenses of investment advisers, legal fees of the Dealer Manager, reimbursements for customary travel, lodging, meals and reasonable entertainment expenses of registered persons associated with the Dealer Manager, the cost of educational conferences held by us, including costs reimbursement for registered persons associated with the Dealer Manager and registered representatives of participating broker-dealers to attend educational conferences sponsored by us or the Dealer Manager, attendance fees and costs reimbursement for registered persons associated with the Dealer Manager to attend seminars conducted by participating broker-dealers, and promotional items.
We intend to recoup the costs of the selling commissions and dealer manager fees described above through a purchase price “mark-up” of the initial estimated fair value of the DST Properties to be sold to investors, thereby placing the economic burden of these up-front fees on the investors purchasing such interests. In addition, to offset some or all of our organization and offering expenses associated with the private placements, we may add a purchase price mark-up of the estimated fair value of the DST Properties to be sold to investors in the amount of 1.5% of the gross equity proceeds. Collectively, these purchase price mark-ups total up to 9.25% of the gross equity proceeds raised in the private placements. Additionally, we will be paid, by investors purchasing interests, a non-accountable reimbursement equal to 1.0% of gross equity proceeds for real estate transaction costs that we expect to incur in selling or buying these interests. Also, investors purchasing interests will be required to pay their own respective closing costs upon the initial sale of the interests.
DST Manager Fees. BC Exchange Manager LLC (the “DST Manager”), a wholly owned subsidiary of the Operating Partnership, is engaged to act as the manager of each Delaware statutory trust holding a DST Property, but will assign all of its rights and obligations as manager (including fees and reimbursements received) to an affiliate of the Advisor or a subsidiary thereof. While the intention is to sell 100% of the interests to third parties, BCX may hold an interest for a period of time and therefore could be subject to the following description of fees and reimbursements paid to the DST Manager. The DST Manager will have primary responsibility for performing administrative actions in connection with the trust and any DST Property and has the sole power to determine when it is appropriate for a trust to sell a DST Property. The DST Manager will be entitled to the following payments from the trust: (i) a management fee equal to a stated percentage of the gross rents payable to the trust, with such amount to be set on a deal-by-deal basis, (ii) a disposition fee of 1.0% of the gross sales price of any DST Property sold to a third party, and (iii) reimbursement of certain expenses associated with the establishment, maintenance and operation of the trust and DST Properties. Additionally, the DST Manager or its affiliate may earn a 1.0% loan fee for any financing arrangement sourced, negotiated and executed in connection with the DST Program. Furthermore, to the extent that the Operating Partnership exercises its fair market value purchase option to acquire the interests from the investors at a later time in exchange for OP Units, and such investors subsequently submit such OP Units for redemption pursuant to the terms of our Operating Partnership, a redemption fee of 1.5% of the amount otherwise payable to a limited partner upon redemption will be paid to an affiliate of the Sponsor.
Product Specialist
Pursuant to a product specialist agreement with BCG TRT Advisors LLC (“BCG TRT Advisors”), BCG TRT Advisors provides advisory services related to our investments in real estate securities. Pursuant to this agreement, a portion of the fixed component of the advisory fee that the Advisor receives from us (as described above) related to investments in real estate securities is reallowed to BCG TRT Advisors in exchange for the services provided.

Summary of Fees and Expenses
The following table summarizes the fees and expenses incurred by us for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services described above, and any related amounts payable:

	For the Year Ended December 31,			Payable as of December 31,
(in thousands)	2017	2016	2015	2017	2016
Upfront selling commissions	$34	$100	$114	$—	$—
Dealer manager fees (1)(2)	306	381	258	—	38
Ongoing distribution fees (2)	108	70	50	15	6
Primary dealer fee	—	3,465	2,540	—	—
Advisory fees (3)	13,191	14,857	17,083	954	1,236
Advisory fees related to the disposition of real properties (4)	1,763	2,140	4,962	—	—
Other expense reimbursements—Advisor (5)(6)	8,393	8,368	9,008	1,988	2,187
Other expense reimbursements—Dealer Manager	401	377	441	—	—
Development management fee (7)	—	31	88	—	—
DST Program advisory fees	94	—	—	—	—
DST Program selling commissions	466	117	—	—	—
DST Program dealer manager fees	143	38	—	—	—
DST Program other reimbursements—Dealer Manager	137	19	—	—	—
Total	$25,036	$29,963	$34,544	$2,957	$3,467

(1)	Includes upfront dealer manager fees, as well as ongoing dealer manager fees that were paid under the Dealer Manager Agreement in effect prior to September 1, 2017.

(2)
The distribution fees accrue daily and are payable monthly in arrears. Additionally, we accrue for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable of approximately $1.9 million and $3.9 million as of December 31, 2017 and 2016, respectively, are included in other liabilities on the consolidated balance sheets. Prior to September 1, 2017, the future estimated amounts payable included ongoing dealer manager fees.

(3)
Amounts for the years December 31, 2017, 2016 and 2015 include approximately $0.7 million, $1.1 million and $1.1 million, respectively, that we were not obligated to pay in consideration of the issuance of Company RSUs to the Advisor. See “Advisor RSU Agreements” below for more detail.

(4)
Amounts for the years December 31, 2017, 2016 and 2015 include approximately $1.7 million, $1.9 million and $4.8 million, respectively, in gain on sale of real property on the consolidated statements of income. For the year ended December 31, 2017, we paid the Advisor approximately $1.4 million in consideration for disposition services rendered prior to September 1, 2017 and for which the Advisor had not otherwise been paid a fee, approximately $1.2 million of which is included in gain on sale of real property on the consolidated statements of income and approximately $0.2 million remains deferred in other assets on the consolidated balance sheets until the occurrence of future dispositions. Additionally, amounts include approximately $45,000, $265,000 and $125,000 paid to the Advisor for advisory fees associated with the disposition of real properties during the years ended December 31, 2017, 2016 and 2015, respectively, which are included in impairment of real estate property on the consolidated statements of income. Pursuant to the Advisory Agreement, effective September 1, 2017, the Advisor no longer receives disposition fees.

(5)
Amounts include approximately $6.6 million, $6.8 million and $7.3 million for the years ended December 31, 2017, 2016 and 2015, respectively, related to the reimbursement of a portion of the salary, bonus and benefits for employees of the Advisor, including our named executive officers, for services provided to us for which the Advisor does not otherwise receive a separate fee. A portion of compensation received by certain employees of the Advisor and its affiliates may be in the form of a restricted stock grant awarded by us. We show these as reimbursements to the Advisor to the same extent that we recognize the related share-based compensation on our consolidated statements of income. The balance of such reimbursements is made up primarily of other general overhead and administrative expenses, including, but not limited to, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment, and other costs, which are included in general and administrative expenses on the consolidated statements of income. As of the Restructuring Date, we no longer reimburse salary, bonus and benefits of our named executive officers. However, we will reimburse the Advisor for bonuses of our named executive offers for services provided to us prior to the Restructuring Date upon the final determination and payment of such bonuses to our named executive officers during the first quarter of 2018.

(6)	Includes costs reimbursed to the Advisor related to the DST Program.

(7)	Pursuant to the Advisory Agreement, effective September 1, 2017, the Advisor no longer receives a development management fee.
Equity Incentive Plans
Our equity incentive plans provide for the potential granting of cash-based awards and stock-based awards, including stock options, stock appreciation rights, restricted stock, and stock units to our employees (if we have any in the future), our independent directors, employees of the Advisor or its affiliates, other advisors and consultants of ours and of the Advisor selected by the plan administrator for participation in the equity incentive plans, and any prospective director, officer, employee, consultant, or advisor of the Company and the Advisor. Any such stock-based awards, including stock options, stock appreciation rights, restricted stock, and stock units, if granted, will provide for exercise prices, where applicable, that are not less than the fair market value of shares of our common stock on the date of the grant.
At each annual meeting of stockholders the independent directors automatically, upon election, receive an award, pursuant to our equity incentive plans, of $10,000 in RSUs with respect to Class I shares of our common stock, with the number of RSUs based on the NAV per Class I share as of the end of the day of the annual meeting.
Advisor RSU Agreements
Pursuant to the terms of Restricted Stock Unit Agreements with the Advisor (the “Advisor RSU Agreements”), we have granted restricted stock units (“Company RSUs”) to the Advisor in exchange for certain advisory fee and expense reimbursement offsets. No additional grants are scheduled at this time. Each Company RSU will, upon vesting, be settled in one share of our Class I common stock. The Company RSUs are subject to specified vesting and settlement provisions and, upon settlement in Class I shares of our common stock, require offsets of advisory fees and expenses otherwise payable by us to the Advisor based on a value of the NAV per Class I share on the grant date of the applicable Company RSU. As of December 31, 2017, approximately 0.5 million of the Class I shares that were issued upon settlement of Company RSUs have been used for fee offset over the past four years. These Company RSUs are expected to be reallowed by the Advisor to its senior management.
The purposes of the Advisor RSU Agreements are to promote an alignment of interests among our stockholders, the Advisor and the personnel of the Advisor and its affiliates, and to promote retention of the personnel of the Advisor and its affiliates. The Advisor has entered into agreements to redistribute substantially all of the Class I shares acquired through Company RSUs to senior level employees of the Advisor and its affiliates that provide services to us, although the terms of such redistributions (including the timing, amount and recipients) remain solely in the discretion of the Advisor.
The table below summarizes the unvested Company RSUs as of December 31, 2017:

(in thousands, except per share data)	Grant Date	Vesting Dates	Number of Unvested Shares	Grant Date NAV per Class I Share
Company RSUs	2/25/2015	4/13/2018	66	$7.18
Company RSUs	2/4/2016	4/15/2019	57	7.41
Total / weighted average			123	$7.29
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
The Advisor RSU Agreements will automatically terminate upon termination or non-renewal of the Advisory Agreement, by any party for any reason. In addition, upon a change in control of us, then either the Advisor or we may immediately terminate the Advisor RSU Agreements. Further, the Advisor may immediately terminate the Advisor RSU Agreements if we exercise certain rights under the Advisor RSU Agreements to replace the Company RSUs with another form of compensation. Upon termination of the Advisor RSU Agreements, the Advisor will promptly pay any unused offset amounts to us or, at the Advisor’s election, return Class I shares in equal value based on the Class I NAV as of the date of termination of the Advisor RSU Agreements. In addition, upon termination of the Advisor RSU Agreements, all unvested Company RSUs will be forfeited except that, unless the Advisor RSU Agreements were terminated at the election of the Advisor following a change in control of us or as a result of a premature termination of the Advisory Agreement at our election for cause (as defined in the Advisory Agreement) or upon the bankruptcy of the Advisor, then following such forfeiture of Company RSUs, the Advisor will have the right to acquire from us the number of Class I shares equal to the number of Company RSUs forfeited, in return for a purchase price equal to such number of Class I shares multiplied by the grant-date NAV per Class I share. The Advisor must notify us of its election to exercise the foregoing acquisition right within 30 days following the termination of the Advisor RSU Agreements, and the parties will close the transaction within 60 days following the termination of the Advisor RSU Agreements.
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
Transactions with Affiliates
We initially contributed $2,000 into the Operating Partnership in exchange for 200 OP Units, representing the sole general partner interest in the Operating Partnership. Subsequently, we contributed 100% of the gross proceeds received from our public offerings of common stock to the Operating Partnership in exchange for OP Units representing our interest as a limited partner of the Operating Partnership. As of December 31, 2017 and 2016, we held a 92.1% and 92.6%, respectively, limited partnership interest in the Operating Partnership. The remaining limited partnership interests in the Operating Partnership are held by third-party investors, which are classified as noncontrolling interests on the consolidated balance sheets. See “Note 8” for detail regarding our noncontrolling interests.
10. NET INCOME PER COMMON SHARE
The computation of our basic and diluted net income per share attributable to common stockholders is as follows:

	For the Year Ended December 31,
(in thousands, except per share data)	2017	2016	2015
Net income attributable to common stockholders—basic	$72,216	$49,976	$124,255
Net income attributable to OP Units	6,117	3,883	8,632
Net income attributable to common stockholders—diluted	$78,333	$53,859	$132,887
Weighted-average shares outstanding—basic	142,349	159,648	175,938
Incremental weighted-average shares effect of conversion of OP Units	11,807	12,398	12,851
Weighted-average shares outstanding—diluted	154,156	172,046	188,789
Net income per share attributable to common stockholders:
Basic	$0.51	$0.31	$0.70
Diluted	$0.51	$0.31	$0.70
11. COMMITMENTS AND CONTINGENCIES
We and the Operating Partnership are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our investments.
Environmental Matters
A majority of the properties we acquire are subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of the land. We have acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of December 31, 2017.

12. SEGMENT FINANCIAL INFORMATION
Our three reportable segments are retail, office and industrial. Factors used to determine our reportable segments include the physical and economic characteristics of our properties and the related operating activities. Our chief operating decision makers rely primarily on net operating income to make decisions about allocating resources and assessing segment performance. Net operating income is the key performance metric that captures the unique operating characteristics of each segment. Items that are not directly assignable to a segment, such as certain corporate items, are not allocated but reflected as reconciling items.
The following table sets forth the financial results by segment for the years ended December 31, 2017, 2016 and 2015:

(in thousands)	Office	Retail	Industrial	Corporate	Consolidated
2017
Rental revenues	$108,305	$81,871	$6,342	$—	$196,518
Rental expenses	(44,520)	(20,388)	(1,624)	—	(66,532)
Net operating income	$63,785	$61,483	$4,718	$—	$129,986
Real estate-related depreciation and amortization	$41,283	$24,216	$2,571	$—	$68,070
Total assets	$775,917	$705,696	$58,657	$67,836	$1,608,106
2016
Rental revenues	$126,782	$82,372	$6,073	$—	$215,227
Rental expenses	(42,482)	(21,355)	(1,750)	—	(65,587)
Net operating income	$84,300	$61,017	$4,323	$—	$149,640
Real estate-related depreciation and amortization	$50,996	$26,142	$2,967	$—	$80,105
Total assets	$825,961	$827,799	$57,651	$72,317	$1,783,728
2015
Rental revenues	$137,204	$72,402	$8,672	$—	$218,278
Rental expenses	(39,763)	(17,910)	(1,917)	—	(59,590)
Net operating income	$97,441	$54,492	$6,755	$—	$158,688
Real estate-related depreciation and amortization	$59,482	$20,710	$2,922	$—	$83,114
Total assets	$1,027,132	$785,854	$61,231	$86,674	$1,960,891
We consider net operating income to be an appropriate supplemental performance measure and believe net operating income provides useful information to our investors regarding our financial condition and results of operations because net operating income reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, general and administrative expenses, advisory fees, acquisition expenses, impairment charges, interest expense, gains on sale of properties, other income and expense, gains and losses on the extinguishment of debt and noncontrolling interests. However, net operating income should not be viewed as an alternative measure of our financial performance since it excludes such items, which could materially impact our results of operations. Further, our net operating income may not be comparable to that of other real estate companies, as they may use different methodologies for calculating net operating income. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

The following table is a reconciliation of our reported net income attributable to common stockholders to our net operating income for the years ended December 31, 2017, 2016 and 2015.

	For the Year Ended December 31,
(in thousands)	2017	2016	2015
Net income attributable to common stockholders	$72,216	$49,976	$124,255
Debt-related income	(828)	(943)	(6,922)
Real estate depreciation and amortization expense	68,070	80,105	83,114
General and administrative expenses	9,235	9,450	10,720
Advisory fees, related party	13,285	14,857	17,083
Acquisition expenses	—	667	2,644
Impairment of real estate property	1,116	2,677	8,124
Other income (expense)	462	(2,207)	(2,192)
Interest expense	42,305	40,782	47,508
(Gain) loss on extinguishment of debt and financing commitments	—	(5,136)	1,168
Gain on sale of real property	(83,057)	(45,660)	(134,218)
Net income attributable to noncontrolling interests	7,182	5,072	7,404
Net operating income	$129,986	$149,640	$158,688
13. QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected quarterly financial data is as follows:

	For the Quarter Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
2017
Total revenues	$52,739	$50,265	$49,672	$44,670
Total operating expenses	$(41,119)	$(41,950)	$(40,477)	$(34,692)
Other (expenses) income	$(9,793)	$100	$(11,340)	$61,323
Net income (loss)	$1,827	$8,415	$(2,145)	$71,301
Net income (loss) attributable to common stockholders	$1,661	$6,805	$(1,960)	$65,710
Net income (loss)—basic and diluted common share (1)	$0.01	$0.05	$(0.01)	$0.49

2016
Total revenues	$55,782	$52,939	$53,493	$53,956
Total operating expenses	$(43,177)	$(42,313)	$(44,567)	$(43,286)
Other income (expenses)	$35,633	$(10,491)	$(5,608)	$(7,313)
Net income	$48,238	$135	$3,318	$3,357
Net income attributable to common stockholders	$43,782	$117	$2,965	$3,112
Net income—basic and diluted common share (1)	$0.27	$—	$0.02	$0.02

(1)
Quarterly net income per common share amounts do not total the annual net income per common share amount due to changes in the number of weighted-average shares outstanding calculated on a quarterly and annual basis and included in the net income per share calculation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based upon criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

The current suitability standards require that Class E stockholders participating in the DRP in Arizona, California, Ohio and Oregon have either:

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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included under the headings “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our definitive proxy statement for our 2018 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included under the heading “Compensation of Directors and Executive Officers” in our definitive proxy statement for our 2018 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2018 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2018 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for our 2018 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    1. Financial Statements—The financial statements are included under Item 8 of this report.
2. Financial Statement Schedule—The following financial statement schedule is included in Item 15(c):
Schedule III-Real Estate and Accumulated Depreciation.
All other financial statement schedules are not required under the related instructions or because the required information has been disclosed in the consolidated financial statements and the notes related thereto.
(b)     Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description
3.1	Articles of Restatement. Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on March 21, 2012.

3.2	Articles of Amendment (name change). Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 12, 2012.

3.3	Articles Supplementary (Class A shares). Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on July 12, 2012.

3.4	Articles Supplementary (Class W shares). Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on July 12, 2012.

3.5	Articles Supplementary (Class I shares). Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the SEC on July 12, 2012.

3.6	Certificate of Correction to Articles of Restatement. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 26, 2014.

3.7	Certificate of Correction to Articles of Restatement. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 30, 2016.

3.8
Articles of Amendment (revised terms of share classes). Incorporated by reference to Exhibit 3.8 to the Post-Effective Amendment No. 10 to Registration Statement on Form S-11 (File No. 333-197767) filed with the SEC on September 1, 2017.

3.9
Articles of Amendment (name change). Incorporated by reference to Exhibit 3.9 to the Post-Effective Amendment No. 10 to Registration Statement on Form S-11 (File No. 333-197767) filed with the SEC on September 1, 2017.

3.10
Seventh Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.10 to the Post-Effective Amendment No. 10 to Registration Statement on Form S-11 (File No. 333-197767) filed with the SEC on September 1, 2017.

4.1
Fifth Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Appendix B to the Post-Effective Amendment No. 10 to Registration Statement on Form S-11 (File No. 333-197767) filed with the SEC on September 1, 2017.

4.2	Amended and Restated Share Redemption Program. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on October 13, 2017.

4.3
Statement regarding transfer restrictions, preferences, limitations and rights of holders of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates). Incorporated by reference to Exhibit 4.5 to the Post-Effective Amendment No. 10 to Registration Statement on Form S-11 (File No. 333-197767) filed with the SEC on September 1, 2017.

4.4
Valuation Procedures. Incorporated by reference to Exhibit 4.6 to the Post-Effective Amendment No. 10 to Registration Statement on Form S-11 (File No. 333-197767) filed with the SEC on September 1, 2017.

4.5
Multiple Class Plan. Incorporated by reference to Exhibit 4.7 to the Post-Effective Amendment No. 10 to Registration Statement on Form S-11 (File No. 333-197767) filed with the SEC on September 1, 2017.

Exhibit Number	Description
10.1
Twelfth Amended and Restated Advisory Agreement. Incorporated by reference to Exhibit 10.1 to the Post-Effective Amendment No. 10 to Registration Statement on Form S-11 (File No. 333-197767) filed with the SEC on September 1, 2017.

10.2
Sixth Amended and Restated Operating Partnership Agreement. Incorporated by reference to Exhibit 10.2 to the Post-Effective Amendment No. 10 to Registration Statement on Form S-11 (File No. 333-197767) filed with the SEC on September 1, 2017.

10.3	Form of Trust Agreement. Incorporated by reference to Exhibit 10.22 to Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-197767) filed with the SEC on April 7, 2016.

10.4	Form of Master Lease. Incorporated by reference to Exhibit 10.23 to Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-197767) filed with the SEC on April 7, 2016.

10.5	Form of Guaranty. Incorporated by reference to Exhibit 10.24 to Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-197767) filed with the SEC on April 7, 2016.

10.6
Dealer Manager Agreement between Black Creek Exchange LLC and Black Creek Capital Markets, LLC dated as of March 2, 2016, and Form of Selected Dealer Agreement. Incorporated by reference to Exhibit 10.25 to Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-197767) filed with the SEC on April 7, 2016.

10.7
Form of Property Management Agreement between various affiliates of the Company and KeyPoint Partners LLC, as property manager (New England Retail Portfolio). Incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2007.

10.8
Side Letter Agreement Related to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and among the Company and New York Life Insurance Company, dated as of June 25, 2010. Incorporated by reference to Exhibit 10.5.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 13, 2010.

10.9	Amended and Restated Credit and Term Loan Agreement. Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on January 13, 2015.

10.10	Credit Agreement. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 2, 2015.

10.11
Form of Indemnification Agreement for officers and directors. Incorporated by reference to Exhibit 10.4 to Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-125338) filed with the SEC on January 13, 2006.

10.12	Second Amended and Restated Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 24, 2015.

10.13	Amended and Restated Secondary Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 24, 2015.

10.14	Form of Independent Director Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed with the SEC on March 10, 2014.

10.15
Restricted Stock Unit Agreement between the Company and Black Creek Diversified Property Advisors LLC, dated as of April 7, 2014. Incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (File No. 333-175989) filed with the SEC on April 11, 2014.

10.16
Restricted Stock Unit Agreement between the Company and Black Creek Diversified Property Advisors LLC, dated as of February 25, 2015 (relating to 135,359 restricted stock units). Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 2, 2015.

10.17
Restricted Stock Unit Agreement between the Company and Black Creek Diversified Property Advisors LLC, dated as of February 25, 2015 (relating to 88,788 restricted stock units). Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on March 2, 2015.

10.18
Restricted Stock Unit Agreement between the Company and Black Creek Diversified Property Advisors LLC, dated as of February 4, 2016 (relating to 124,451 restricted stock units). Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 5, 2016.

10.19
Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of January 10, 2017. Incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K filed with the SEC on March 3, 2017.

Exhibit Number	Description
10.20	Promissory Note, dated as of January 10, 2017. Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed with the SEC on March 3, 2017.

10.21
First Amendment to Amended and Restated Credit and Term Loan Agreement, dated as of December 22, 2016. Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K filed with the SEC on March 3, 2017.

10.22
Amendment to Restricted Stock Agreements among the Company, Black Creek Diversified Property Operating Partnership LP and Black Creek Diversified Property Advisors LLC, dated April 13, 2017. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 19, 2017.

10.23
Trademark Agreement. Incorporated by reference to Exhibit 10.28 to the Post-Effective Amendment No. 10 to Registration Statement on Form S-11 (File No. 333-197767) filed with the SEC on September 1, 2017.

10.24
Letter Agreement. Incorporated by reference to Exhibit 10.29 to the Post-Effective Amendment No. 10 to Registration Statement on Form S-11 (File No. 333-197767) filed with the SEC on September 1, 2017.

10.25
Side Letter between BC Exchange Manager LLC and BC Exchange Advisor LLC. Incorporated by reference to Exhibit 10.30 to the Post-Effective Amendment No. 10 to Registration Statement on Form S-11 (File No. 333-197767) filed with the SEC on September 1, 2017.

10.26
Third Amended and Restated Dealer Manager Agreement, including Form of Selected Dealer Agreement. Incorporated by reference to Exhibit 1.1 to the Post-Effective Amendment No. 10 to Registration Statement on Form S-11 (File No. 333-197767) filed with the SEC on September 1, 2017.

10.27	Loan Agreement with DPF 655 Montgomery LP as borrower, dated September 6, 2017. Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed November 13, 2017.

10.28	Promissory Note with DPF 655 Montgomery LP as borrower, dated September 6, 2017. Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, filed November 13, 2017.

10.29	Selected Dealer Agreement with Morgan Stanley Smith Barney LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 13, 2017.

10.30
Second Amendment to Amended and Restated Credit and Term Loan Agreement, dated October 30, 2017 and effective September 30, 2017. Incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-11 filed with the SEC on January 19, 2018.

10.31
Amended and Restated Loan Agreement with DPF 655 Montgomery LP as borrower, dated October 19, 2017. Incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-11 filed with the SEC on January 19, 2018.

10.32	Mezzanine Loan Agreement, dated October 19, 2017. Incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-11 filed with the SEC on January 19, 2018.

21.1*	List of Subsidiaries of Black Creek Diversified Property Fund Inc.

23.1*	Consent of KPMG LLP.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consent of Altus Group U.S., Inc.

101.1
The following materials from Black Creek Diversified Property Fund Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 7, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

*    Filed or furnished herewith.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2017

				Initial Cost to Company				Gross Amount Carried at December 31, 2017
($ in thousands)	Location	No. of Buildings	Debt (1)	Land	Buildings and Improvements (2)	Total Costs	Cost Capitalized or Adjustments Subsequent to Acquisition (4)	Land	Buildings and Improvements (2)	Total Costs (3, 4)	Accumulated Depreciation (4, 5)	Acquisition Date	Depreciable Life (Years)
Office properties:
Bala Pointe	Bala Cynwyd, PA	1	$—	$10,115	$27,516	$37,631	$9,680	$10,115	$37,196	$47,311	$15,539	8/28/2006	1-40
1300 Connecticut	Washington, DC	1	52,500	25,177	41,250	66,427	4,865	25,177	46,115	71,292	23,170	3/10/2009	2-40
655 Montgomery	San Francisco, CA	1	98,600	32,632	83,678	116,310	8,861	32,632	92,539	125,171	17,935	11/7/2013	1-40
1st Avenue Plaza	Denver, CO	2	—	15,713	65,252	80,965	2,902	15,713	68,154	83,867	12,551	8/22/2014	1-40
Rialto	Austin, TX	2	—	5,094	32,652	37,746	1,813	5,094	34,465	39,559	6,061	1/15/2015	1-40
CityView	Austin, TX	2	—	4,606	65,250	69,856	2,650	4,606	67,900	72,506	9,880	4/24/2015	1-40
Joyce Blvd	Fayetteville, AR	1	—	2,699	8,996	11,695	773	2,699	9,769	12,468	3,547	9/28/2007	10-40
Eden Prairie	Eden Prairie, MN	1	—	3,538	25,865	29,403	125	3,538	25,990	29,528	8,676	10/3/2008	5-40
Austin-Mueller Healthcare	Austin, TX	1	—	2,663	42,315	44,978	6	2,663	42,321	44,984	14,594	12/23/2008	11-40
Campus Road Office Center	Princeton, NJ	1	—	5,302	45,773	51,075	300	5,302	46,073	51,375	15,094	11/3/2009	5-40
Preston Sherry Plaza	Dallas, TX	1	33,000	7,500	22,303	29,803	9,069	7,500	31,372	38,872	12,847	12/16/2009	1-40
3 Second Street	Jersey City, NJ	1	127,000	16,800	193,742	210,542	22,305	16,800	216,047	232,847	90,063	6/25/2010	3-40
Park Place	Dublin, CA	1	—	8,400	136,797	145,197	7,766	8,400	144,563	152,963	67,424	6/25/2010	7-40
Venture Corporate Center	Hollywood, FL	3	—	10,961	34,151	45,112	909	10,961	35,060	46,021	7,551	8/6/2015	1-40
Bank of America Tower	Boca Raton, FL	1	—	5,030	30,917	35,947	(198)	5,030	30,719	35,749	3,666	12/11/2015	1-40
Total office properties		20	$311,100	$156,230	$856,457	$1,012,687	$71,826	$156,230	$928,283	$1,084,513	$308,598

Retail properties:
Bandera Road	San Antonio, TX	1	$—	$8,221	$23,472	$31,693	$879	$8,221	$24,351	$32,572	$8,772	2/1/2007	1-40
Beaver Creek	Apex, NC	1	—	13,017	31,375	44,392	1,447	13,017	32,822	45,839	11,184	5/11/2007	1-40
CB Square	Jacksonville, FL	1	—	3,768	16,660	20,428	(191)	3,768	16,469	20,237	4,768	6/27/2007	2-40
Braintree	Braintree, MA	1	—	9,270	31,266	40,536	894	9,270	32,160	41,430	11,287	8/1/2007	1-40
Holbrook	Holbrook, MA	1	—	3,828	10,073	13,901	487	3,828	10,560	14,388	4,543	8/1/2007	1-40
Kingston	Kingston, MA	1	—	8,580	12,494	21,074	3,305	8,580	15,799	24,379	5,569	8/1/2007	1-40

				Initial Cost to Company				Gross Amount Carried at December 31, 2017
($ in thousands)	Location	No. of Buildings	Debt (1)	Land	Buildings and Improvements (2)	Total Costs	Cost Capitalized or Adjustments Subsequent to Acquisition (4)	Land	Buildings and Improvements (2)	Total Costs (3, 4)	Accumulated Depreciation (4, 5)	Acquisition Date	Depreciable Life (Years)
Manomet	Manoment, MA	1	—	1,890	6,480	8,370	379	1,890	6,859	8,749	2,569	8/1/2007	2-40
Orleans	Orleans, MA	1	—	8,780	23,683	32,463	168	8,780	23,851	32,631	8,378	8/1/2007	1-40
Sandwich	Sandwich, MA	1	—	7,380	25,778	33,158	762	7,380	26,540	33,920	8,772	8/1/2007	1-40
Wareham	Wareham, MA	1	—	13,130	27,030	40,160	3,184	13,130	30,214	43,344	10,523	8/1/2007	1-40
Abington	Abington, MA	1	—	14,396	594	14,990	—	14,396	594	14,990	594	8/1/2007	—
Hyannis	Hyannis, MA	1	—	10,405	917	11,322	—	10,405	917	11,322	518	8/1/2007	18-68
Mansfield	Mansfield, MA	1	—	5,340	16,490	21,830	—	5,340	16,490	21,830	5,270	8/1/2007	16-86
Meriden	Meriden, CT	1	—	6,560	22,014	28,574	—	6,560	22,014	28,574	7,419	8/1/2007	13-43
Weymouth	Weymouth, MA	2	—	5,170	19,396	24,566	(251)	4,913	19,402	24,315	6,678	8/1/2007	4-40
Whitman 475 Bedford Street	Whitman, MA	1	—	3,610	11,682	15,292	—	3,610	11,682	15,292	3,859	8/1/2007	16-56
Brockton Eastway Plaza	Brockton, MA	1	—	2,530	2,074	4,604	1,034	2,530	3,108	5,638	1,413	8/1/2007	1-40
Brockton Westgate Plaza	Brockton, MA	1	—	3,650	6,507	10,157	923	3,650	7,430	11,080	2,648	8/1/2007	2-40
New Bedford	New Bedford, MA	1	6,841	3,790	11,152	14,942	—	3,790	11,152	14,942	3,387	10/18/2007	22-40
Norwell	Norwell, MA	1	3,756	5,850	14,547	20,397	—	5,850	14,547	20,397	4,728	10/18/2007	15-65
270 Center	Washington, DC	1	70,000	19,779	42,515	62,294	573	19,779	43,088	62,867	16,503	4/6/2009	1-40
Springdale	Springfield, MA	1	—	11,866	723	12,589	8	11,866	731	12,597	444	2/18/2011	6-62
Saugus	Saugus, MA	1	—	3,783	9,713	13,496	120	3,783	9,833	13,616	4,736	3/17/2011	3-40
Durgin Square	Portsmouth, NH	2	—	7,209	21,055	28,264	1,436	7,209	22,491	29,700	5,024	5/28/2014	1-40
Salt Pond	Narragansett, RI	2	—	8,759	40,233	48,992	(197)	8,759	40,036	48,795	6,425	11/4/2014	1-40
South Cape	Mashpee, MA	6	—	9,936	27,552	37,488	1,041	10,307	28,222	38,529	4,043	3/18/2015	1-40
Shenandoah	Davie, FL	3	10,197	10,501	27,397	37,898	147	10,501	27,544	38,045	3,483	8/6/2015	1-40
Chester Springs	Chester, NJ	4	—	7,376	51,155	58,531	657	7,376	51,812	59,188	6,857	10/8/2015	1-40
Yale Village	Tulsa, OK	4	—	3,492	30,655	34,147	(79)	3,492	30,576	34,068	2,537	12/9/2015	3-40
Suniland Shopping Center	Pinecrest, FL	4	—	34,804	33,902	68,706	18	34,804	33,920	68,724	3,369	5/27/2016	1-40
Total retail properties		49	$90,794	$256,670	$598,584	$855,254	$16,744	$256,784	$615,214	$871,998	$166,300

				Initial Cost to Company				Gross Amount Carried at December 31, 2017
($ in thousands)	Location	No. of Buildings	Debt (1)	Land	Buildings and Improvements (2)	Total Costs	Cost Capitalized or Adjustments Subsequent to Acquisition (4)	Land	Buildings and Improvements (2)	Total Costs (3, 4)	Accumulated Depreciation (4, 5)	Acquisition Date	Depreciable Life (Years)

Industrial properties:
South Columbia	Campbellsville, KY	1	$—	$730	$25,092	$25,822	$5,019	$730	$30,111	$30,841	$13,103	6/25/2010	4-40
Vasco Road	Livermore, CA	1	—	4,880	12,019	16,899	—	4,880	12,019	16,899	304	7/21/2017	3-40
Northgate	North Las Vegas, NV	1	—	3,940	20,715	24,655	—	3,940	20,715	24,655	331	7/26/2017	10-40
Total industrial properties		3	$—	$9,550	$57,826	$67,376	$5,019	$9,550	$62,845	$72,395	$13,738
Grand total		72	$401,894	$422,450	$1,512,867	$1,935,317	$93,589	$422,564	$1,606,342	$2,028,906	$488,636

(1)
These properties are encumbered by mortgage notes. Amounts reflects principal amount outstanding as of December 31, 2017. See “Note 4 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for more detail regarding our borrowings.

(2)	Includes gross intangible lease assets.

(3)	As of December 31, 2017, the aggregate cost for federal income tax purposes of investments in property was approximately $1.7 billion (unaudited).

(4)
Amount is presented net of impairments and other write-offs of tenant-related assets that were recorded at acquisition as part of our purchase price accounting. Such write-offs are the result of lease expirations and terminations.

(5)	Includes intangible lease asset amortization.
The following table summarizes investment in real estate properties and accumulated depreciation and amortization activity for the periods presented below:

	For the Year Ended December 31,
(in thousands)	2017	2016	2015
Investments in real estate properties:
Balance at the beginning of period	$2,204,322	$2,380,174	$2,472,926
Acquisitions of properties	41,554	68,706	357,811
Improvements	33,332	32,885	26,384
Disposition of properties	(242,424)	(271,944)	(468,124)
Impairment	(1,116)	(2,677)	(8,124)
Write-offs of intangibles and tenant leasing costs	(6,762)	(2,822)	(699)
Balance at the end of period	$2,028,906	$2,204,322	$2,380,174
Accumulated depreciation and amortization:
Balance at the beginning of period	$492,911	$505,957	$523,246
Real estate depreciation and amortization expense	68,070	80,105	83,114
Above-market lease assets amortization expenses	2,392	5,515	5,216
Disposition of properties	(67,975)	(96,113)	(104,920)
Write-offs of intangibles and tenant leasing costs	(6,762)	(2,553)	(699)
Balance at the end of period	$488,636	$492,911	$505,957

ITEM 16. SUMMARY OF FORM 10-K
See the “Table of Contents” for a summary of information included in this Form 10-K. The information required by this Part III will be included in our definitive proxy statement for our 2018 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 2018.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Managing Director, Chief Executive Officer (Principal Executive Officer)

By:	/s/ M. KIRK SCOTT
M. Kirk Scott Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints M. Kirk Scott and Joshua J. Widoff (with full power to act alone), as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date
/s/ RICHARD D. KINCAID	Chairman of the Board and Director	March 7, 2018
Richard D. Kincaid

/s/ CHARLES B. DUKE	Director	March 7, 2018
Charles B. Duke

/s/ DANIEL J. SULLIVAN	Director	March 7, 2018
Daniel J. Sullivan

/s/ JOHN P. WOODBERRY	Director	March 7, 2018
John P. Woodberry

/s/ JOHN A. BLUMBERG	Director	March 7, 2018
John A. Blumberg

/s/ DWIGHT L. MERRIMAN III	Managing Director, Chief Executive Officer (Principal Executive Officer)	March 7, 2018
Dwight L. Merriman III

/s/ M. KIRK SCOTT	Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2018
M. Kirk Scott