Form 10-Q
period 2018-03-31
Black Creek Diversified Property Fund Inc.
filed 2018-05-11
CIK 1327978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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
_______________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of May 4, 2018, there were 2,118,561 shares of the registrant’s Class T common stock, 3,027,992 shares of the registrant’s Class S common stock, 2,445,565 shares of the registrant’s Class D common stock, 33,928,330 shares of the registrant’s Class I common stock and 85,427,750 shares of the registrant’s Class E common stock outstanding.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

໿

	As of
(in thousands, except per share data)	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Net investment in real estate properties	$1,526,903	$1,540,270
Debt-related investments, net	11,033	11,147
Cash and cash equivalents	13,989	10,475
Restricted cash	7,341	8,541
Other assets	45,002	37,673
Total assets	$1,604,268	$1,608,106
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$21,001	$22,334
Debt, net	1,055,965	1,012,108
Intangible lease liabilities, net	51,378	52,629
Other liabilities	33,377	28,309
Total liabilities	1,161,721	1,115,380
Commitments and contingencies (Note 9)
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value—200,000 shares authorized, none issued and outstanding	—	—
Class E common stock, $0.01 par value—500,000 shares authorized, 88,452 shares and 93,695 shares issued and outstanding, respectively	885	937
Class T common stock, $0.01 par value—500,000 shares authorized, 2,108 shares and 2,062 shares issued and outstanding, respectively	21	21
Class S common stock, $0.01 par value—500,000 shares authorized, 1,590 shares and 64 shares issued and outstanding, respectively	16	1
Class D common stock, $0.01 par value—500,000 shares authorized, 2,493 shares and 2,510 shares issued and outstanding, respectively	25	25
Class I common stock, $0.01 par value—500,000 shares authorized, 33,817 shares and 34,135 shares issued and outstanding, respectively	338	341
Additional paid-in capital	1,192,262	1,224,061
Distributions in excess of earnings	(839,497)	(818,608)
Accumulated other comprehensive income (loss)	3,617	(909)
Total stockholders’ equity	357,667	405,869
Noncontrolling interests	84,880	86,857
Total equity	442,547	492,726
Total liabilities and equity	$1,604,268	$1,608,106
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
Revenues:
Rental revenues	$44,454	$52,508
Debt-related income	173	231
Total revenues	44,627	52,739
Operating expenses:
Rental expenses	15,830	17,443
Real estate-related depreciation and amortization	13,813	17,936
General and administrative expenses	2,534	2,250
Advisory fees, related party	3,679	3,490
Impairment of real estate property	6,800	—
Total operating expenses	42,656	41,119
Other expenses:
Interest expense	(11,240)	(9,684)
Other expense	(122)	(109)
Total other expenses	(11,362)	(9,793)
Net (loss) income	(9,391)	1,827
Net loss (income) attributable to noncontrolling interests	756	(166)
Net (loss) income attributable to common stockholders	$(8,635)	$1,661

Weighted-average shares outstanding—basic	128,946	149,891
Weighted-average shares outstanding—diluted	140,252	161,919

Net (loss) income per common share—basic and diluted	$(0.07)	$0.01
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Net (loss) income	$(9,391)	$1,827
Other comprehensive (loss) income:
Change from cash flow hedging derivatives	4,675	2,089
Comprehensive (loss) income	(4,716)	3,916
Comprehensive loss (income) attributable to noncontrolling interests	394	(276)
Comprehensive (loss) income attributable to common stockholders	$(4,322)	$3,640
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
໿

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Earnings	Income	Interests	Equity
Balance as of December 31, 2017	132,466	$1,325	$1,224,061	$(818,608)	$(909)	$86,857	$492,726
Adoption of ASU 2017-12	—	—	—	(213)	213	—	—
Adjusted balance as of January 1, 2018	132,466	1,325	1,224,061	(818,821)	(696)	86,857	492,726
Net loss	—	—	—	(8,635)	—	(756)	(9,391)
Unrealized gain on derivative instruments	—	—	—	—	4,313	362	4,675
Issuance of common stock, net of offering costs	3,271	33	22,285	—	—	—	22,318
Share-based compensation, net of forfeitures	38	—	281	—	—	—	281
Redemptions of common stock	(7,315)	(73)	(54,293)	—	—	—	(54,366)
Amortization of share-based compensation	—	—	18	—	—	—	18
Distributions declared on common stock and noncontrolling interests	—	—	—	(12,041)	—	(1,060)	(13,101)
Redemptions of noncontrolling interests	—	—	(90)	—	—	(523)	(613)
Balance as of March 31, 2018	128,460	$1,285	$1,192,262	$(839,497)	$3,617	$84,880	$442,547
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Operating activities:
Net (loss) income	$(9,391)	$1,827
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Real estate-related depreciation and amortization	13,813	17,936
Impairment of real estate property	6,800	—
Other	(1,347)	1,839
Changes in operating assets and liabilities	(593)	(4,180)
Net cash provided by operating activities	9,282	17,422
Investing activities:
Capital expenditures	(6,509)	(4,227)
Principal collections on debt-related investments	—	122
Other	104	(9)
Net cash used in investing activities	(6,405)	(4,114)
Financing activities:
Proceeds from mortgage notes	—	126,907
Repayments of mortgage notes	(405)	(110,407)
Net proceeds from line of credit	44,000	24,000
Redemption of common shares	(54,366)	(47,752)
Distributions on common stock	(7,233)	(8,706)
Proceeds from issuance of common stock	19,711	4,721
Offering costs for issuance of common stock	(2,159)	(1,206)
Distributions to noncontrolling interest holders	(1,048)	(1,138)
Redemption of OP Unit holder interests	(614)	(993)
Other	1,551	(221)
Net cash used in financing activities	(563)	(14,795)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,314	(1,487)
Cash, cash equivalents and restricted cash, at beginning of period	19,016	21,146
Cash, cash equivalents and restricted cash, at end of period	$21,330	$19,659
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
Unless the context otherwise requires, the “Company,” “we,” “our,” or “us” refers to Black Creek Diversified Property Fund, Inc. and its consolidated subsidiaries.
The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures normally included in the annual audited financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been omitted. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 7, 2018 (“2017 Form 10-K”).
Recently Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which provides guidance for revenue recognition and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.” The standard is based on the principle that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance specifically excludes revenue derived from lease contracts from its scope. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for the standard is for annual reporting periods beginning after December 15, 2017 and interim periods therein. We adopted the standard when it became effective for us, as of the reporting period beginning January 1, 2018. We elected the package of practical expedients, and accordingly did not reallocate contract consideration to lease components within the scope of the existing lease guidance when we adopted ASU 2014-09. The adoption of ASU 2014-09 did not have a significant impact on our condensed consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which requires: (i) all equity investments to be measured at fair value with changes in fair value recognized in net income; (ii) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; and (iii) eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. ASU 2016-01 is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted for the accounting guidance on financial liabilities under the fair value option. We adopted this guidance effective January 1, 2018. The adoption of this guidance did not have a significant impact on our condensed consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230)” (“ASU 2016-15”), which provided guidance on eight cash flow classification issues and on reducing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Current GAAP does not include specific guidance on these eight cash flow classification issues. In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash,” (“ASU 2016-18”) which requires companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 requires a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances are required to disclose the nature of the restrictions. ASU 2016-15 and ASU 2016-18 became effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted these standards as of January 1, 2018 and as required, retrospectively applied the guidance in ASU 2016-18 to the prior periods presented, which resulted in an increase of $0.1 million in net cash provided by operating activities and a decrease of $1.4 million in net cash used in financing activities on the condensed consolidated statements of cash flows for the three months ended March 31, 2017.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.” The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. We adopted ASU 2017-12 as of the reporting period beginning on January 1, 2018. This adoption method required us to recognize the cumulative effect of initially applying this guidance as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update, which resulted in the recognition of a $0.2 million adjustment during the three months ended March 31, 2018.
2. INVESTMENTS IN REAL ESTATE PROPERTIES
The following tables summarize our consolidated investments in real estate properties:

	As of
(in thousands)	March 31, 2018	December 31, 2017
Land	$421,192	$422,564
Buildings and improvements	1,268,070	1,266,069
Intangible lease assets	340,275	340,273
Investment in real estate properties	2,029,537	2,028,906
Accumulated depreciation and amortization	(502,634)	(488,636)
Net investment in real estate properties	$1,526,903	$1,540,270
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities as of March 31, 2018 and December 31, 2017 include the following:

	March 31, 2018			December 31, 2017
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$299,408	$(245,377)	$54,031	$299,406	$(240,844)	$58,562
Above-market lease assets	40,867	(38,924)	1,943	40,867	(38,740)	2,127
Below-market lease liabilities	(85,865)	34,487	(51,378)	(86,085)	33,456	(52,629)
Rental Revenue and Depreciation and Amortization Expense
The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$2,362	$(117)
Above-market lease amortization	(184)	(866)
Below-market lease amortization	1,251	1,425
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$9,280	$9,916
Intangible lease asset amortization	4,533	8,020
Real Estate Property Impairment
During the three months ended March 31, 2018, we considered potential disposition options for a retail property located in the Jacksonville, Florida market, which ultimately resulted in the reduction of our estimated future cash flows below our net book value. Accordingly, we recorded a $6.8 million non-cash impairment charge related to this property. We did not record an impairment related to any of our consolidated real estate properties during the three months ended March 31, 2017.

3. DEBT
A summary of our debt is as follows:

	Weighted-Average Effective Interest Rate as of			Balance as of
($ in thousands)	March 31, 2018	December 31, 2017	Maturity Date	March 31, 2018	December 31, 2017
Line of credit (1)	3.58%	3.27%	January 2019	$186,000	$142,000
Term loan (2)	3.39%	3.25%	January 2019	275,000	275,000
Term loan (3)	3.94%	3.94%	February 2022	200,000	200,000
Fixed-rate mortgage notes (4)	3.89%	3.89%	September 2021 - December 2029	123,389	123,794
Floating-rate mortgage notes (5)	4.20%	3.88%	January 2020 - August 2023	278,100	278,100
Total principal amount/weighted average (6)	3.80%	3.64%		$1,062,489	$1,018,894
Less unamortized debt issuance costs				$(7,025)	$(7,322)
Add mark-to-market adjustment on assumed debt				501	536
Total debt, net				$1,055,965	$1,012,108

Gross book value of properties encumbered by debt				$591,668	$590,542

(1)
The effective interest rate is calculated based on the London Interbank Offered Rate (“LIBOR”), plus a margin ranging from 1.40% to 2.30%, depending on our consolidated leverage ratio. As of March 31, 2018, the unused and available portions under the line of credit were approximately $214.0 million and $114.6 million, respectively. The line of credit is available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties.

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

(4)
Amount as of March 31, 2018 includes a $32.9 million floating-rate mortgage note that was subject to an interest rate spread of 1.60% over one-month LIBOR, which we have effectively fixed using an interest rate swap at 3.05% for the term of the borrowing.

(5)
The effective interest rate is calculated based on LIBOR plus a margin. As of both March 31, 2018 and December 31, 2017, our floating rate mortgage notes were subject to a weighted-average interest rate spread of 2.31%.

(6)	The weighted-average remaining term of our borrowings was approximately 2.6 years as of March 31, 2018.
As of March 31, 2018, the principal payments due on our debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans (2)	Mortgage Notes	Total
Remainder of 2018	$—	$—	$1,957	$1,957
2019	186,000	275,000	3,344	464,344
2020	—	—	229,088	229,088
2021	—	—	12,372	12,372
2022	—	200,000	3,246	203,246
Thereafter	—	—	151,482	151,482
Total principal payments	$186,000	$475,000	$401,489	$1,062,489

(1)	The term of the line of credit may be extended pursuant to a one-year extension option, subject to certain conditions.

(2)	The term of the $275.0 million term loan may be extended pursuant to a one-year extension option, subject to certain conditions.

Debt Covenants
Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. We were in compliance with all debt covenants as of March 31, 2018.
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
The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings, which is when the interest expense is recognized on the related debt. During the next 12 months, we estimate that approximately $1.6 million will be reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt, and we estimate that approximately $1.7 million will be reclassified as an increase to interest expense related to effective interest rate swaps where the hedging instrument has been terminated.
The following table summarizes the location and fair value of our derivative instruments on our condensed consolidated balance sheets:

			Fair Value
($ in thousands)	Number of Contracts	Notional Amount	Other Assets	Other Liabilities
March 31, 2018
Interest rate swaps (1) (2)	14	$585,444	$8,871	$691
Interest rate caps	4	338,450	65	—
Total derivative instruments	18	$923,894	$8,936	$691
December 31, 2017
Interest rate swaps (1)	11	$435,500	$4,043	$60
Interest rate caps	4	338,450	13	—
Total derivative instruments	15	$773,950	$4,056	$60

(1)	Includes one interest rate swap with a notional amount of $52.5 million that will become effective in July 2018.

(2)	Includes three interest rate swaps with a combined notional amount of $150.0 million that will become effective in January 2020.
The following table presents the effect of our derivative instruments on our condensed consolidated financial statements:

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Derivative Instruments Designated as Cash Flow Hedges
Gain recognized in AOCI	$3,971	$1,493
Loss reclassified from AOCI into interest expense	704	596
Total interest expense on the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	11,240	9,684
Derivative Instruments Not Designated as Cash Flow Hedges
Gain (loss) recognized in income	$53	$(80)

4. FAIR VALUE
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of the amounts that we would realize upon disposition.
Fair Value Measurements on a Recurring Basis
The following table presents our financial instruments measured at fair value on a recurring basis:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
March 31, 2018
Assets
Derivative instruments	$—	$8,936	$—	$8,936
Total assets measured at fair value	$—	$8,936	$—	$8,936
Liabilities
Derivative instruments	$—	$691	$—	$691
Total liabilities measured at fair value	$—	$691	$—	$691
December 31, 2017
Assets
Derivative instruments	$—	$4,056	$—	$4,056
Total assets measured at fair value	$—	$4,056	$—	$4,056
Liabilities
Derivative instruments	$—	$60	$—	$60
Total liabilities measured at fair value	$—	$60	$—	$60
As of March 31, 2018, we had no financial instruments that were transferred among the fair value hierarchy levels. We also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Derivative Instruments. The derivative instruments are interest rate swaps and interest rate caps whose fair value is estimated using market-standard valuation models. Such models involve using market-based observable inputs, including interest rate curves. We incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and respective counterparty’s nonperformance risk in the fair value measurements, which we have concluded are not material to the valuation. Due to these derivative instruments being unique and not actively traded, the fair value is classified as Level 2. See “Note 3” above for further discussion of our derivative instruments.

Nonrecurring Fair Value Measurements
As of March 31, 2018 and December 31, 2017, the fair values of cash and cash equivalents, tenant receivables, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values because of the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:
໿

	As of March 31, 2018		As of December 31, 2017
	Carrying	Fair	Carrying	Fair
(in thousands)	Value (1)	Value	Value (1)	Value
Assets:
Debt related investments	$11,013	$11,042	$11,120	$11,250
Liabilities:
Line of credit	$186,000	$186,000	$142,000	$142,000
Term loans	475,000	475,000	475,000	475,000
Mortgage notes	401,489	401,175	401,894	401,574

(1)	The carrying amount reflects the principal amount outstanding.
5. STOCKHOLDERS’ EQUITY
Public Offering
A summary of our current public offering registered with the SEC (File No. 333-197767) (including shares sold through the primary offering and distribution reinvestment plan (“DRIP”), sales of which commenced on September 16, 2015), as of March 31, 2018, is as follows:

(in thousands)	Class T	Class S	Class D	Class I	Class E	Total
Amount of gross proceeds raised:
Primary offering	$6,898	$11,942	$10,960	$112,820	$—	$142,620
DRIP	952	19	1,046	15,715	36,160	53,892
Total offering	$7,850	$11,961	$12,006	$128,535	$36,160	$196,512

Number of shares sold:
Primary offering	899	1,588	1,472	15,160	—	19,119
DRIP	128	2	141	2,107	4,854	7,232
Total offering	1,027	1,590	1,613	17,267	4,854	26,351
Common Stock
The following table describes the changes in each class of common shares during the three months ended March 31, 2018:

(in thousands)	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Total Shares
Balances as of December 31, 2017	2,062	64	2,510	34,135	93,695	132,466
Issuance of common stock:
Primary shares	67	1,524	23	1,016	—	2,630
Distribution reinvestment plan	16	2	16	235	372	641
Stock-based compensation	—	—	—	38	—	38
Redemptions of common stock	(37)	—	(56)	(1,607)	(5,615)	(7,315)
Balances as of March 31, 2018	2,108	1,590	2,493	33,817	88,452	128,460

Distributions
The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for the quarters ended below:

	Amount
(in thousands, except per share data)	Declared per Common Share (1)	Common Stock Distributions Paid in Cash	Other Cash Distributions (2)	Reinvested in Shares	Total Distributions
2018
March 31	$0.0938	$7,240	$1,127	$4,789	$13,156
Total		$7,240	$1,127	$4,789	$13,156
2017
March 31	$0.0900	$8,289	$1,250	$5,076	$14,615
June 30	0.0900	8,027	1,300	4,920	14,247
September 30	0.0900	7,549	1,195	4,937	13,681
December 31	0.0900	7,285	1,088	4,775	13,148
Total		$31,150	$4,833	$19,708	$55,691

(1)	Amount reflects the total quarterly distribution rate, subject to adjustment for class-specific fees.

(2)
Includes other cash distributions consisting of: (i) distributions paid to holders of partnership units (“OP Units”) in Black Creek Diversified Property Operating Partnership LP (the “Operating Partnership”); (ii) regular distributions made to our former joint venture partners; and (iii) ongoing distribution fees paid to Black Creek Capital Markets, LLC (the “Dealer Manager”) with respect to Class T, Class S and Class D shares. See “Note 6” for further detail regarding the ongoing distribution fees.

Redemptions and Repurchases
Below is a summary of redemptions and repurchases pursuant to our share redemption program and self-tender offers for the three months ended March 31, 2018 and 2017. Our board of directors may modify, suspend or terminate our current share redemption programs if it deems such action to be in the best interest of our stockholders.

	For the Three Months Ended March 31,
(in thousands, except for per share data)	2018	2017
Number of shares requested for redemption or repurchase	7,315	6,348
Number of shares redeemed or repurchased	7,315	6,348
% of shares requested that were redeemed or repurchased	100.0%	100.0%
Average redemption or repurchase price per share	$7.43	$7.51

6. RELATED PARTY TRANSACTIONS
Summary of Fees and Expenses
The following table summarizes fees and expenses incurred by us for services provided by Black Creek Diversified Property Advisors LLC (the “Advisor”) and its affiliates, and any related amounts payable:

	For the Three Months Ended March 31,		Payable as of
(in thousands)	2018	2017	March 31, 2018	December 31, 2017
Upfront selling commissions	$136	$20	$—	$—
Dealer manager fees	—	112	—	—
Ongoing distribution fees	55	19	23	15
Advisory fees	3,640	3,490	1,664	954
Other expense reimbursements—Advisor	2,401	2,278	407	1,988
Other expense reimbursements—Dealer Manager	72	167	—	—
DST Program advisory fees	39	—	—	—
DST Program selling commissions	108	113	—	—
DST Program dealer manager fees	32	34	—	—
DST Program other reimbursements—Dealer Manager	10	16	—	—
Total	$6,493	$6,249	$2,094	$2,957
Company RSUs
The table below summarizes the unvested restricted stock units (“Company RSUs”), as of March 31, 2018, that we have granted to the Advisor in exchange for certain advisory fee and expense reimbursement offsets.

(in thousands, except per share data)	Grant Date	Vesting Date	Number of Unvested Shares	Grant Date NAV per Class I Share
Company RSUs	2/25/2015	4/13/2018	66	$7.18
Company RSUs	2/4/2016	4/15/2019	57	7.41
Total/ weighted average			123	$7.29
7. NET (LOSS) INCOME PER COMMON SHARE
The computation of our basic and diluted net (loss) income per share attributable to common stockholders is as follows:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
Net (loss) income attributable to common stockholders—basic	$(8,635)	$1,661
Net (loss) income attributable to OP Units	(756)	133
Net (loss) income attributable to common stockholders—diluted	$(9,391)	$1,794
Weighted-average shares outstanding—basic	128,946	149,891
Incremental weighted-average shares effect of conversion of OP Units	11,306	12,028
Weighted-average shares outstanding—diluted	140,252	161,919
Net (loss) income per share attributable to common stockholders:
Basic	$(0.07)	$0.01
Diluted	$(0.07)	$0.01
໿

8. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Distributions reinvested in common stock	$4,774	$5,138
Restricted Cash
Restricted cash consists of lender and property-related escrow accounts. The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown in the condensed consolidated statements of cash flows:

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Beginning of period:
Cash and cash equivalents	$10,475	$13,864
Restricted cash	8,541	7,282
Cash, cash equivalents and restricted cash	$19,016	$21,146
End of period:
Cash and cash equivalents	$13,989	$10,894
Restricted cash	7,341	8,765
Cash, cash equivalents and restricted cash	$21,330	$19,659
9. COMMITMENTS AND CONTINGENCIES
We and the Operating Partnership are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our investments.
Environmental Matters
A majority of the properties we acquire are subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of the land. We have acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of March 31, 2018.
10. SEGMENT FINANCIAL INFORMATION
Our three reportable segments are office, retail and industrial. Factors used to determine our reportable segments include the physical and economic characteristics of our properties and the related operating activities. Our chief operating decision makers rely primarily on net operating income to make decisions about allocating resources and assessing segment performance. Net operating income is the key performance metric that captures the unique operating characteristics of each segment. Items that are not directly assignable to a segment, such as certain corporate items, are not allocated but reflected as reconciling items.
The following table reflects our total assets by business segment as of March 31, 2018 and December 31, 2017:

	As of
(in thousands)	March 31, 2018	December 31, 2017
Assets:
Office	$772,901	$775,917
Retail	695,970	705,696
Industrial	58,032	58,657
Corporate	77,365	67,836
Total assets	$1,604,268	$1,608,106

The following table sets forth the financial results by segment for the three months ended March 31, 2018 and 2017:
໿

(in thousands)	Office	Retail	Industrial	Consolidated
Three Months Ended March 31, 2018
Rental revenues	$24,425	$18,599	$1,430	$44,454
Rental expenses	(11,007)	(4,598)	(225)	(15,830)
Net operating income	$13,418	$14,001	$1,205	$28,624
Real estate-related depreciation and amortization	$7,885	$5,290	$638	$13,813
Three Months Ended March 31, 2017
Rental revenues	$29,439	21,498	1,571	52,508
Rental expenses	(11,141)	(5,734)	(568)	(17,443)
Net operating income	$18,298	15,764	$1,003	$35,065
Real estate-related depreciation and amortization	$10,997	$6,319	$620	$17,936
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
The following table is a reconciliation of our reported net (loss) income attributable to common stockholders to our net operating income for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Net (loss) income attributable to common stockholders	$(8,635)	$1,661
Debt-related income	(173)	(231)
Real estate-related depreciation and amortization	13,813	17,936
General and administrative expenses	2,534	2,250
Advisory fees, related party	3,679	3,490
Impairment of real estate property	6,800	—
Interest expense	11,240	9,684
Other expense	122	109
Net (loss) income attributable to noncontrolling interests	(756)	166
Net operating income	$28,624	$35,065
11. SUBSEQUENT EVENTS
Completed Acquisitions
On April 9, 2018, we acquired three industrial buildings located in the Houston, Texas market (“Stafford Grove Industrial Park”). The total purchase price was approximately $37.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References to the terms “we,” “our,” or “us” refer to Black Creek Diversified Property Fund Inc. and its consolidated subsidiaries. The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
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

•	the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of real estate investment trusts (“REITs”));

•	conflicts of interest arising out of our relationships with Black Creek Diversified Property Advisors Group LLC (the “Sponsor”), the Advisor, and their affiliates;

•	changes in accounting principles, policies and guidelines applicable to REITs;

•	environmental, regulatory and/or safety requirements; and

•	the availability and cost of comprehensive insurance, including coverage for terrorist acts.
For further discussion of these and other factors, see Item 1A, “Risk Factors” in our 2017 Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

OVERVIEW
General
Black Creek Diversified Property Fund Inc. is a NAV-based perpetual life REIT that was formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property. As of March 31, 2018, we owned and managed a real estate portfolio that included 48 properties totaling approximately 7.6 million square feet located in 19 markets throughout the U.S., with 475 tenants.
We have operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2006, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership.
As a NAV-based perpetual life REIT, we intend to conduct ongoing public primary offerings of our common stock on a perpetual basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. From time to time, we intend to file new registration statements on Form S-11 with the SEC to register additional shares of common stock so that we may continuously offer shares of common stock pursuant to Rule 415 under the Securities Act. During the three months ended March 31, 2018, we raised $19.7 million from the sale of common stock in our ongoing public primary offering and $4.8 million from the sale of common stock under our distribution reinvestment plan. See “Note 5 to the Condensed Consolidated Financial Statements” for more information about our public offerings.
We currently operate in three reportable segments: office, retail and industrial. The following table summarizes our real estate portfolio by segment as of March 31, 2018:

($ and square feet in thousands)	Number of Markets (1)	Number of Properties	Rentable Square Feet	% Leased	Aggregate Fair Value
Office properties	12	15	3,274	76.7%	$1,160,050
Retail properties	8	30	3,216	95.1	861,950
Industrial properties	3	3	1,071	100.0	65,700
Total real estate portfolio	19	48	7,561	87.8%	$2,087,700

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

Net Asset Value
Our board of directors, including a majority of our independent directors, has adopted valuation procedures that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. One fundamental element of the valuation process, the valuation of our real property portfolio, is managed by Altus Group U.S., Inc., an independent valuation firm (the “Independent Valuation Firm”) approved by our board of directors, including a majority of our independent directors. All parties engaged by us in the calculation of our NAV, including the Advisor, are subject to the oversight of our board of directors. As part of this process, our Advisor reviews the estimates of the values of our real property portfolio and real estate-related assets for consistency with our valuation guidelines and the overall reasonableness of the valuation conclusions, and informs our board of directors of its conclusions (as needed, but at least once per year as part of their annual review, described below). Although our Independent Valuation Firm or other pricing sources may consider any comments received from us or our Advisor to their individual valuations, the final estimated values of our real properties or certain other assets and liabilities are determined by the Independent Valuation Firm or other pricing source. Our Independent Valuation Firm is available to meet with our board of directors to review valuation information as well as our valuation guidelines and the operation and results of the valuation process generally. Our board of directors has the right to engage additional valuation firms and pricing sources to review the valuation process or valuations, if deemed appropriate. Every month our senior management team and Altus hold a NAV committee meeting to review the prior month’s adjustments to NAV and discuss any possible changes to the NAV policies and procedures which may be recommended to the board of directors. The information reviewed by this committee is summarized for the audit committee. At least once each calendar year, our board of directors, including a majority of our independent directors, reviews the appropriateness of our valuation procedures. With respect to the valuation of our properties, the Independent Valuation Firm provides the board of directors with periodic valuation reports. From time to time our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures if it (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (2) otherwise reasonably believes a change is appropriate for the determination of NAV. We will publicly announce material changes to our valuation procedures or the identity or role of the Independent Valuation Firm. See Exhibit 4.4 of this Quarterly Report on Form 10-Q for a more detailed description of our valuation procedures, including important disclosure regarding real property valuations provided by the Independent Valuation Firm.
The following table sets forth the components of NAV for the Company as of March 31, 2018 and December 31, 2017. As used below, “Fund Interests” means our Class T shares, Class S shares, Class D shares, Class I shares, and Class E shares, along with the OP Units held by third parties, and “Aggregate Fund NAV” means the NAV of all of the Fund Interests.

	As of
(in thousands)	March 31, 2018	December 31, 2017
Office properties	$1,160,050	$1,148,200
Retail properties	861,950	851,000
Industrial properties	65,700	66,000
Total investments	$2,087,700	$2,065,200
Cash and other assets, net of other liabilities	15,807	17,772
Debt obligations	(1,062,175)	(1,018,574)
Aggregate Fund NAV	$1,041,332	$1,064,398
Total Fund Interests outstanding	139,604	143,692
The following table shows the NAV per Fund Interest as of March 31, 2018:

(in thousands, except per Fund Interest data)	Total	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class E OP Units
As of March 31, 2018
Monthly NAV	$1,041,332	$15,721	$11,863	$18,594	$251,759	$659,781	$83,614
Fund Interests outstanding	139,604	2,108	1,590	2,493	33,751	88,452	11,210
NAV Per Fund Interest	$7.46	$7.46	$7.46	$7.46	$7.46	$7.46	$7.46
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
Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from net book value on a GAAP basis. Most significantly, the valuation of our real estate assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Firm on a monthly basis. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. In addition, we value our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Other examples that will cause our NAV to differ from our GAAP net book value include the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. Third party appraisers may value our individual real estate assets using appraisal standards that deviate from fair value standards under GAAP. The use of such appraisal standards may cause our NAV to deviate from GAAP fair value principles. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP.
Under GAAP, we record liabilities for ongoing distribution fees (i) that we currently owe the Dealer Manager under the terms of our Dealer Manager agreement and (ii) for an estimate that we may pay to the Dealer Manager in future periods for shares of our common stock. As of March 31, 2018, we estimated approximately $2.8 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time should not include consideration of any estimated future distribution fees that may become payable after such date.
We include no discounts to our NAV for the illiquid nature of our shares, including the limitations on our stockholders’ ability to redeem shares under our share redemption program, our ability to redeem shares under our share redemption program and our ability to suspend or terminate our share redemption program at any time. Our NAV generally does not consider exit costs (e.g. selling costs and commissions related to the sale of a property) that would likely be incurred if our assets and liabilities were liquidated or sold. While we may use market pricing concepts to value individual components of our NAV, our per share NAV is not derived from the market pricing information of open-end real estate funds listed on stock exchanges.
Please note that our NAV is not a representation, warranty or guarantee that: (i) we would fully realize our NAV upon a sale of our assets; (ii) shares of our common stock would trade at our per share NAV on a national securities exchange; and (iii) a stockholder would be able to realize the per share NAV if such stockholder attempted to sell his or her shares to a third party.
The valuation for our real properties as of March 31, 2018 was provided by the independent valuation firm in accordance with our valuation procedures and determined starting with the appraised value. The aggregate real property valuation of $2.09 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $1.94 billion, representing an increase of approximately $144.0 million or 7.4%. Certain key assumptions that were used by our Independent Valuation Firm in the discounted cash flow analysis are set forth in the following table based on weighted averages by property type.

	Office	Retail	Industrial	Weighted-Average Basis
Exit capitalization rate	6.40%	6.49%	6.77%	6.45%
Discount rate / internal rate of return (“IRR”)	7.29%	7.01%	7.79%	7.19%
Annual market rent growth rate	3.08%	2.90%	2.92%	3.00%
Average holding period (years)	9.9	10.1	9.6	10.0
A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

Input	Hypothetical Change	Office	Retail	Industrial	Weighted-Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	2.74%	2.38%	2.40%	2.58%
	0.25% increase	(2.53)%	(2.20)%	(2.22)%	(2.39)%
Discount rate (weighted-average)	0.25% decrease	2.01%	1.93%	1.82%	1.97%
	0.25% increase	(1.97)%	(1.89)%	(1.78)%	(1.93)%
The valuation of our debt obligations as of March 31, 2018 was in accordance with fair value standards under GAAP. The key assumption used in the discounted cash flow analysis was the market interest rate. Market interest rates relating to the underlying debt obligations are based on unobservable Level 3 inputs, which we have determined to be our best estimate of current market interest rates of similar instruments. The weighted-average market interest rate used in the March 31, 2018 valuation was 3.70%.
A change in the market interest rates used would impact the calculation of the fair value of our debt obligations. For example, assuming all other factors remain constant, a decrease in the weighted-average market interest rate rate of 0.25% would increase the fair value of our debt obligations by approximately 0.15%. Alternatively, assuming all other factors remain constant, an increase in the weighted-average market interest rate rate of 0.25% would decrease the fair value of our debt obligations by approximately 0.24%.
RESULTS OF OPERATIONS
Summary of 2018 Activities
During the three months ended March 31, 2018, we completed the following activities:

•	Our NAV increased from $7.41 per share as of December 31, 2017 to $7.46 per share as of March 31, 2018.

•
As of March 31, 2018, our leverage ratio was approximately 50.6% of the fair value of our real property and debt-related investments (determined in accordance with our valuation procedures) inclusive of property and entity-level debt.

•
We leased 311,000 square feet, which included 110,000 square feet of new and 201,000 square feet of renewals. This leasing activity increased our real estate portfolio’s leased percentage from 87.0% as of December 31, 2017 to 87.8% as of March 31, 2018.

•
Tenant improvements and leasing commissions related to our new leases were approximately $3.4 million and $1.3 million, respectively, or $11.05 and $4.04 per square foot, respectively. Of these leases, 216,000 square feet were considered comparable leases, with average straight line rent growth of 13.5%, and tenant improvements and incentives of approximately $21.47 per square foot. Comparable leases comprise leases for which prior leases were in place for the same suite within twelve months of executing a new lease. Comparable leases must have terms of at least six months and the square footage of the suite occupied by the prior tenant cannot be more or less than 50% different from the size of the new lease’s suite.

•	We redeemed 7.3 million shares of common stock at a weighted-average purchase price of $7.43 per share for an aggregate amount of $54.4 million.

Results for the Three Months Ended March 31, 2018 Compared to the Same Period in 2017
The following table summarizes our results of operations for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. Other operating properties not meeting the same store criteria are reflected in the non-same store portfolio. The same store operating portfolio for the periods presented below include 46 properties totaling approximately 7.2 million square feet owned as of January 1, 2017, which portfolio represented 95.5% of total rentable square feet as of March 31, 2018.

	For the Three Months Ended March 31,
(in thousands)	2018	2017	$ Change	% Change
Rental revenues:
Same store properties	$43,630	$47,212	$(3,582)	(7.6)%
Non-same store properties	824	5,296	(4,472)	(84.4)
Total rental revenues	44,454	52,508	(8,054)	(15.3)
Rental expenses:
Same store properties	(15,573)	(15,595)	22	(0.1)
Non-same store properties	(257)	(1,848)	1,591	(86.1)
Total rental expenses	(15,830)	(17,443)	1,613	(9.2)
Net operating income:
Same store operating properties	28,057	31,617	(3,560)	(11.3)
Non-same store properties	567	3,448	(2,881)	(83.6)
Total net operating income	28,624	35,065	(6,441)	(18.4)
Other income and (expenses):
Debt-related income	173	231	(58)	(25.1)
Real estate-related depreciation and amortization	(13,813)	(17,936)	4,123	(23.0)
General and administrative expenses	(2,534)	(2,250)	(284)	12.6
Advisory fees, related party	(3,679)	(3,490)	(189)	5.4
Impairment of real estate property	(6,800)	—	(6,800)	100.0
Interest expense	(11,240)	(9,684)	(1,556)	16.1
Other expense	(122)	(109)	(13)	11.9
Total other expenses	(38,015)	(33,238)	(4,777)	14.4
Net (loss) income	(9,391)	1,827	(11,218)	(614.0)
Net loss (income) attributable to noncontrolling interests	756	(166)	922	(555.4)
Net (loss) income attributable to common stockholders	$(8,635)	$1,661	$(10,296)	(619.9)%
Rental Revenues. Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market lease assets and liabilities, and tenant reimbursement revenue. Total rental revenues decreased by $8.1 million for the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to our fourth quarter 2017 dispositions, which drove the entire $4.5 million decrease in non-same store rental revenues, as well as a decrease in our same store average percentage leased and average annualized base rent per square foot, which resulted from our Sybase Inc. (“Sybase”) and Charles Schwab & Co., Inc. (“Schwab”) lease expirations in January 2017 and September 2017, respectively. Sybase and Schwab were our two largest tenants at December 31, 2016 and leased 405,000 square feet and 594,000 square feet, respectively. Average percentage leased and average annualized base rent per square foot for our same store portfolio decreased from 92.4% and $21.57, respectively, for the three months ended March 31, 2017 to 86.6% and $18.21, respectively, for the three months ended March 31, 2018. In aggregate, the Schwab and Sybase lease expirations comprised approximately $3.3 million of the total $3.6 million decrease in same store rental revenues for the three months ended March 31, 2018, as compared to the same period in 2017.

The following table presents the components of our consolidated rental revenues:

	For the Three Months Ended March 31,
(in thousands)	2018	2017	$ Change	% Change
Base rent	$30,977	$39,848	$(8,871)	(22.3)%
Straight-line rent	2,362	(117)	2,479	(2,118.8)
Amortization of above- and below-market intangibles	1,067	559	508	90.9
Tenant recovery income	8,739	11,053	(2,314)	(20.9)
Revenues related to early lease terminations	475	—	475	100.0
Other	834	1,165	(331)	(28.4)
Total rental revenues	$44,454	$52,508	$(8,054)	(15.3)%
Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our tenants, such as real estate taxes, property insurance, property management fees, repair and maintenance, and include certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses decreased by $1.6 million for the three months ended March 31, 2018, as compared to the same period in 2017, which was attributable to our disposition activity during 2017, partially offset by two industrial property acquisitions during the same period.
The following table presents the various components of our rental expenses:

	For the Three Months Ended March 31,
(in thousands)	2018	2017	$ Change	% Change
Real estate taxes	$6,129	$7,041	$(912)	(13.0)%
Repairs and maintenance	5,165	5,173	(8)	(0.2)
Utilities	1,756	1,927	(171)	(8.9)
Property management fees	1,008	1,259	(251)	(19.9)
Insurance	330	384	(54)	(14.1)
Other	1,442	1,659	(217)	(13.1)
Total rental expenses	$15,830	$17,443	$(1,613)	(9.2)%
Other Expenses. Other expenses increased by $4.8 million for the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to:

•	$6.8 million of impairment related to real estate property that was recorded during the three months ended March 31, 2018; and

•
a $1.6 million increase in interest expense attributable to higher LIBOR rates during the three months ended March 31, 2018, as compared to the same period in 2017, which is evidenced by a higher aggregate weighted-average interest rate of 3.80% as of March 31, 2018, as compared to 3.24% as of March 31, 2017;

•	partially offset by a decrease in real estate-related depreciation and amortization primarily due to our dispositions in 2017.

Segment Summary for the Three Months Ended March 31, 2018 Compared to the Same Period in 2017
Our segments are based on our internal reporting of operating results used to assess performance based on the type of our properties. Our markets are aggregated into three reportable segments: office, retail and industrial. These segments are comprised of the markets by which management and its operating teams conduct and monitor business. See “Note 10 to the Condensed Consolidated Financial Statements” for further information on our segments. Management considers rental revenues and net operating income (“NOI”) aggregated by segment to be the appropriate way to analyze performance. See “Additional Measures of Performance” below for detail regarding the use of NOI.
The following table summarizes certain operating trends in our consolidated properties by segment:

	For the Three Months Ended March 31, 2018
(in thousands)	2018	2017	$ Change	% Change
Rental revenues:
Office	$24,431	$28,289	$(3,858)	(13.6)%
Retail	18,599	18,323	276	1.5
Industrial	600	600	—	—
Total same store rental revenues	43,630	47,212	(3,582)	(7.6)
Non-same store properties	824	5,296	(4,472)	(84.4)
Total rental revenues	$44,454	$52,508	$(8,054)	(15.3)%

Net operating income:
Office	$13,428	$17,464	$(4,036)	(23.1)%
Retail	14,039	13,563	476	3.5
Industrial	590	590	—	—
Total same store net operating income	28,057	31,617	(3,560)	(11.3)
Non-same store properties	567	3,448	(2,881)	(83.6)
Total net operating income	$28,624	$35,065	$(6,441)	(18.4)%

Same-store average percentage leased:
Office	76.4%	88.6%
Retail	94.0%	94.7%
Industrial	100.0%	100.0%

Same-store average annualized base rent per square foot:
Office	$26.18	$30.23
Retail	17.73	17.72
Industrial	3.26	3.18
Office Segment. Office Segment same store NOI decreased by approximately $4.0 million for the three months ended March 31, 2018 compared to the same period in 2017, primarily as a result of Office Segment rental revenues decrease, driven by the Sybase and Schwab lease expirations, as described above.
Retail Segment. Retail Segment same store NOI increased for the three months ended March 31, 2018 compared to the same period in 2017, primarily as a result of a $0.5 million early termination fee received at one of our properties. We have since executed a lease with another tenant to fill the vacated space created by this early termination.
Industrial Segment. The Industrial Segment same store portfolio did not change between the periods under comparison.

ADDITIONAL MEASURES OF PERFORMANCE
Net Income and NOI
We define NOI as GAAP rental revenues less GAAP rental expenses. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, general and administrative expenses, advisory fees, acquisition expenses, impairment charges, interest expense, gains on sale of properties, other income and expense, gains and losses on the extinguishment of debt and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such items, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. Refer to “Results of Operations—Results for the Three Months Ended March 31, 2018 Compared to Same Period in 2017” above for a reconciliation of our GAAP net loss to NOI for the three months ended March 31, 2018 and 2017.
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
The following unaudited table presents a reconciliation of GAAP net income to NAREIT FFO:

	For the Three Months Ended
(in thousands, except per share data)	2018	2017
GAAP net (loss) income attributable to common stockholders	$(8,635)	$1,661
GAAP net (loss) income per common share—basic and diluted	$(0.07)	$0.01
Reconciliation of GAAP net (loss) income to NAREIT FFO:
GAAP net (loss) income attributable to common stockholders	$(8,635)	$1,661
Real estate-related depreciation and amortization	13,813	17,936
Impairment of real estate property	6,800	—
Noncontrolling interests’ share of net (loss) income	(756)	166
Noncontrolling interests’ share of NAREIT FFO	(906)	(1,527)
NAREIT FFO attributable to common stockholders	10,316	18,236
NAREIT FFO attributable to OP Units	905	1,463
NAREIT FFO	$11,221	$19,699

Weighted-average shares outstanding—basic	128,946	149,891
Weighted-average shares outstanding—diluted	140,252	161,919

NAREIT FFO per common share—basic and diluted	$0.08	$0.12

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary sources of capital for meeting our cash requirements include debt financings, cash generated from operating activities, net proceeds from our public offerings, and asset sales. Our principal uses of funds are distributions to our stockholders, payments under our debt obligations, redemption payments, acquisition of properties and other investments, and capital expenditures. Over time, we intend to fund a majority of our cash needs, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. As of March 31, 2018, we had approximately $463.5 million of borrowings maturing in the next 12 months. We expect to be able to repay our principal obligations over the next 12 months from operating cash flows and through refinancings, as well as satisfy the certain conditions regarding any future extension options.
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
Cash Flows. The following table summarizes our cash flows for the following periods:

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Total cash provided by (used in):
Operating activities	$9,282	$17,422
Investing activities	(6,405)	(4,114)
Financing activities	(563)	(14,795)
Net increase (decrease) in cash	$2,314	$(1,487)
Net cash provided by operating activities decreased by approximately $8.1 million for the three months ended March 31, 2018, compared to the same period in 2017. The decrease was primarily due to a decrease in net operating income, components of which are discussed previously within “Rental Revenues” and “Rental Expenses” under “Results for the Three Months Ended March 31, 2018 Compared to the Same Period in 2017.”
Net cash used in investing activities increased by approximately $2.3 million for the three months ended March 31, 2018, compared to the same period in 2017, which was attributable to an increase in capital expenditures driven by lease activity.
Net cash used in financing activities decreased by approximately $14.2 million for the three months ended March 31, 2018, compared to the same period in 2017. The decrease was primarily due to an increase in proceeds from the issuance of common stock.
Capital Resources and Uses of Liquidity
In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:
Line of Credit and Term Loans. As of March 31, 2018, we had an aggregate of $875.0 million of commitments under our credit agreements, including $400.0 million under our line of credit and $475.0 million under our two term loans. As of that date, we had: (i) approximately $186.0 million outstanding under our line of credit with a weighted-average effective interest rate of 3.58%; and (ii)  $475.0 million outstanding under our term loans with a weighted-average effective interest rate of 3.62%, which includes the effect of the interest rate swap agreements related to $350.0 million in borrowings under our term loans. The unused and available portions under our line of credit were $214.0 million and $114.6 million, respectively. Our $400.0 million line of credit matures in January 2019, and may be extended pursuant to a one-year extension option, subject to certain conditions, including the payment of an extension fee. Our $275.0 million term loan matures in January 2019 and our $200.0 million term loan matures in February 2022. In January 2018, we exercised the first of two one-year extension options for our $275.0 million term loan and extended the maturity date to January 2019. Our line of credit and term loan borrowings are available for general corporate purposes, including but not limited to the refinancing of other debt, payment of redemptions, acquisition and operation of permitted investments. Refer to “Note 3 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.
Mortgage Notes. As of March 31, 2018, we had property-level borrowings of approximately $401.5 million outstanding with a weighted-average remaining term of approximately 3.9 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 4.10%, which includes the effects of the interest rate swap agreement relating to our $32.9 million variable-rate mortgage note. The proceeds from our mortgage notes were used to partially finance certain of our acquisitions. Refer to “Note 3 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.
Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all debt covenants as of March 31, 2018.
Offering Proceeds. As of March 31, 2018, the amount of aggregate gross proceeds raised from our current public offerings (including shares issued pursuant to the distribution reinvestment plan) was $196.5 million ($179.0 million net of direct selling costs).
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
 The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	Amount						Source of Distributions
(in thousands, except per share data)	Declared per Common Share (1)	Paid in Cash (2)		Reinvested in Shares		Total Distributions	Cash Flows from Operating Activities (3)		Borrowings
2018
March 31	$0.0938	$8,367	63.6%	$4,789	36.4%	$13,156	$9,282	70.6%	$3,874	29.4%
Total		$8,367	63.6%	$4,789	36.4%	$13,156	9,282	70.6%	$3,874	29.4%
2017
March 31	$0.0900	$9,539	65.3%	$5,076	34.7%	$14,615	$17,422	100.0%	$—	—%
June 30	0.0900	9,327	65.5	4,920	34.5	14,247	12,787	89.8	1,460	10.2
September 30	0.0900	8,744	63.9	4,937	36.1	13,681	18,545	100.0	—	—
December 31	0.0900	8,373	63.7	4,775	36.3	13,148	10,166	77.3	2,982	22.7
Total		$35,983	64.6%	$19,708	35.4%	$55,691	$58,920	100.0%	$4,442	8.0%

(1)	Amount reflects the total quarterly distribution rate, subject to adjustment for class-specific fees.

(2)
Includes other cash distributions consisting of: (i) distributions paid to OP Unit holders; (ii) regular distributions made to our former joint venture partners; and (iii) ongoing distribution fees paid to the Dealer Manager with respect to Class T, Class S and Class D shares.

(3)
Pursuant to new accounting guidance that became effective January 1, 2018, restricted cash is now included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. All prior year periods shown have been updated to conform to the new presentation.

For the three months ended March 31, 2018 and 2017, our FFO was $11.2 million, or 85.3% of our total distributions, and $19.7 million, or 134.8% of our total distributions, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to

“Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income to FFO.
Redemptions. Below is a summary of redemptions and repurchases pursuant to our share redemption program and self-tender offers for the three months ended March 31, 2018 and 2017. Our board of directors may modify, suspend or terminate our current share redemption programs if it deems such action to be in the best interest of our stockholders. Refer to Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program” for detail regarding our share redemption program.

	For the Three Months Ended March 31,
(in thousands, except for per share data)	2018	2017
Number of shares requested for redemption or repurchase	7,315	6,348
Number of shares redeemed or repurchased	7,315	6,348
% of shares requested that were redeemed or repurchased	100.0%	100.0%
Average redemption or repurchase price per share	$7.43	$7.51
We funded these redemptions from borrowings under our revolving line of credit. We generally repay funds borrowed from our revolving line of credit from a variety of sources including: operating cash flows in excess of our distributions; proceeds from our public offerings; proceeds from the disposition of properties; and other longer-term borrowings.
SUBSEQUENT EVENTS
Completed Acquisitions
On April 9, 2018, we acquired three industrial buildings totaling approximately 0.4 million square feet (“Stafford Grove Industrial Park”). Stafford Grove Industrial Park is located in the Houston, Texas market and is 84.5% leased to seven tenants with a weighted-average remaining lease term (based on square feet) of 5.2 years. The total purchase price was approximately $37.5 million.
CONTRACTUAL OBLIGATIONS
A summary of future obligations as of December 31, 2017 was disclosed in our 2017 Form 10-K. Except as otherwise disclosed in “Note 3 to the Condensed Consolidated Financial Statements” relating to our debt obligations, there were no material changes outside the ordinary course of business.
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2018, we had no material off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
CRITICAL ACCOUNTING ESTIMATES
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K. As of March 31, 2018, our critical accounting estimates have not changed from those described in our 2017 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of March 31, 2018, our debt instruments consisted of borrowings under our line of credit, term loans, and mortgage notes.
Fixed Interest Rate Debt. As of March 31, 2018, our fixed interest rate debt consisted of $123.4 million under our mortgage notes, which included a $32.9 million variable-rate mortgage note that we effectively fixed through the use of an interest rate swap for the term of the borrowing; and $350.0 million under our term loans that were effectively fixed through the use of interest rate swaps. In total, our fixed interest rate debt represented 44.6% of our total consolidated debt as of March 31, 2018. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of March 31, 2018, the fair value and the carrying value of our fixed interest rate debt was $473.3 million and $473.4 million, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on March 31, 2018. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.
Variable Interest Rate Debt. As of March 31, 2018, our consolidated variable interest rate debt consisted of $186.0 million of borrowings under our line of credit, $125.0 million under our term loans and $278.1 million under our mortgage notes, which represented 55.4% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of March 31, 2018, we were exposed to market risks related to fluctuations in interest rates on $589.1 million of consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of March 31, 2018, would change our annual interest expense by approximately $1.1 million.
Derivative Instruments. As of March 31, 2018, we had 18 outstanding derivative instruments with a total notional amount of $923.9 million. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 3 to the Condensed Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swaps.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2017 Form 10-K, which could materially affect our business, financial condition, and/or future results. The risks described in our 2017 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.
With the exception of the risk factors set forth below, which update the risk factors disclosed in our 2017 Form 10-K, there have been no material changes to the risk factors disclosed in our 2017 Form 10-K.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our company, our directors, our officers or our employees (we note we currently have no employees).  This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees.  Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.  We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the Maryland General Corporation Law to authorize the adoption of such provisions.
The U.S. Department of Labor (“DOL”) has issued a final regulation revising the definition of “fiduciary” under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Internal Revenue Code of 1986, as amended (the “Code”), which could adversely affect our ability to raise significant capital in this offering.
On April 8, 2016, the DOL issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Code. The final regulation broadens the definition of fiduciary and is accompanied by new and revised prohibited transaction exemptions relating to investments by IRAs and benefit plans. The final regulation became effective June 9, 2017, with full implementation further delayed until January 1, 2019. In March 2018, the United States Court of Appeals for the Fifth Circuit issued a decision vacating the final regulation in its entirety, but that decision does not take effect until May 2018 and its effectiveness could be delayed further or permanently if there is an appeal, some other judicial review of the decision or other governmental action. The final regulation could negatively impact our ability to raise capital in our offering through the sale of shares to benefit plans and IRA accounts, which could adversely affect our financial condition and results of operations. We may experience these negative effects if the final regulation is implemented in 2019 as well as before it is implemented, due to the uncertainty concerning how the regulation will be implemented and its impact. The final regulation and the accompanying exemptions are complex, and plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this regulation and related developments.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Redemption Program
While stockholders may request on a monthly basis that we redeem all or any portion of their shares pursuant to our share redemption program, we are not obligated to redeem any shares and may choose to redeem only some, or even none, of the shares that have been requested to be redeemed in any particular month, in our discretion. In addition, our ability to fulfill redemption requests is subject to a number of limitations. As a result, share redemptions may not be available each month. Under our share redemption program, to the extent we choose to redeem shares in any particular month, we will only redeem shares as of the last calendar day of that month (each such date, a “Redemption Date”). Shares redeemed on the Redemption Date remain outstanding on the Redemption Date and are no longer outstanding on the day following the Redemption Date. Redemptions will be made at the transaction price in effect on the Redemption Date, except that shares that have not been outstanding for at least one year will be redeemed at 95% of the transaction price (an “Early Redemption Deduction”). The

Early Redemption Deduction may be waived in certain circumstances including: (i) in the case of redemption requests arising from the death or qualified disability of the holder; (ii) in the event that a stockholder’s shares are redeemed because the stockholder has failed to maintain the $2,000 minimum account balance or (iii) with respect to shares purchased through our distribution reinvestment plan. To have his or her shares redeemed, a stockholder’s redemption request and required documentation must be received in good order by 4:00 p.m. (Eastern time) on the second to last business day of the applicable month. Settlements of share redemptions will be made within three business days of the Redemption Date. An investor may withdraw its redemption request by notifying the transfer agent before 4:00 p.m. (Eastern time) on the last business day of the applicable month.
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
Should redemption requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than redeeming our shares is in the best interests of the company as a whole, then we may choose to redeem fewer shares than have been requested to be redeemed, or none at all. Further, our board of directors may modify, suspend or terminate our share redemption program if it deems such action to be in our best interest and the best interest of our stockholders. If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no redemption requests will be accepted for such month and stockholders who wish to have their shares redeemed the following month must resubmit their redemption requests. The above description of the share redemption program is a summary of certain of the terms of the share redemption program. Please see the full text of the share redemption program, which is incorporated by reference as Exhibit 4.2 to this Quarterly Report on Form 10-Q, for all the terms and conditions.
The table below summarizes the redemption activity for the three months ended March 31, 2018:

For the Month Ended	Total Number of Shares Redeemed (1)	Average Price Paid per Share (1)	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Redeemed Pursuant to the Program (2)
January 31, 2018	2,997	$7.43	2,997	—
February 28, 2018	2,221	7.41	2,221	—
March 31, 2018	2,097	7.46	2,097	—
Total	7,315	$7.43	7,315	—

(1)	There were no self-tender offers during the three months ended March 31, 2018.

(2)	We limit the number of shares that may be redeemed under the program described above.
ITEM 5.  OTHER INFORMATION
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

101.1
The following materials from Black Creek Diversified Property Fund Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 11, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income; (iv) Condensed Consolidated Statement of Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

_________________
*    Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

Date: May 11, 2018	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Managing Director, Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2018	By:	/s/ LAINIE MINNICK
Lainie Minnick Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)