Form 10-Q
period 2018-06-30
Black Creek Diversified Property Fund Inc.
filed 2018-08-13
CIK 1327978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of August 6, 2018, there were 2,531,640 shares of the registrant’s Class T common stock, 6,401,286 shares of the registrant’s Class S common stock, 2,565,499 shares of the registrant’s Class D common stock, 35,131,069 shares of the registrant’s Class I common stock and 82,102,003 shares of the registrant’s Class E common stock outstanding.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

໿

	As of
(in thousands, except per share data)	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Net investment in real estate properties	$1,510,580	$1,540,270
Debt-related investments, net	10,917	11,147
Cash and cash equivalents	12,603	10,475
Restricted cash	7,436	8,541
Other assets	46,793	37,673
Total assets	$1,588,329	$1,608,106
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$25,290	$22,334
Debt, net	1,022,168	1,012,108
Intangible lease liabilities, net	50,211	52,629
Other liabilities	53,665	28,309
Total liabilities	1,151,334	1,115,380
Commitments and contingencies (Note 9)
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value—200,000 shares authorized, none issued and outstanding	—	—
Class E common stock, $0.01 par value—500,000 shares authorized, 84,105 shares and 93,695 shares issued and outstanding, respectively	841	937
Class T common stock, $0.01 par value—500,000 shares authorized, 2,308 shares and 2,062 shares issued and outstanding, respectively	23	21
Class S common stock, $0.01 par value—500,000 shares authorized, 4,115 shares and 64 shares issued and outstanding, respectively	41	1
Class D common stock, $0.01 par value—500,000 shares authorized, 2,457 shares and 2,510 shares issued and outstanding, respectively	25	25
Class I common stock, $0.01 par value—500,000 shares authorized, 34,994 shares and 34,135 shares issued and outstanding, respectively	350	341
Additional paid-in capital	1,185,875	1,224,061
Distributions in excess of earnings	(841,233)	(818,608)
Accumulated other comprehensive income (loss)	6,936	(909)
Total stockholders’ equity	352,858	405,869
Noncontrolling interests	84,137	86,857
Total equity	436,995	492,726
Total liabilities and equity	$1,588,329	$1,608,106
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Revenues:
Rental revenues	$46,462	$50,036	$90,916	$102,544
Debt-related income	171	229	344	460
Total revenues	46,633	50,265	91,260	103,004
Operating expenses:
Rental expenses	15,293	16,561	31,123	34,004
Real estate-related depreciation and amortization	14,428	18,798	28,241	36,734
General and administrative expenses	2,278	2,024	4,812	4,274
Advisory fees, related party	3,576	3,451	7,255	6,941
Impairment of real estate property	—	1,116	6,800	1,116
Total operating expenses	35,575	41,950	78,231	83,069
Other (expenses) income:
Interest expense	(12,298)	(10,163)	(23,538)	(19,847)
Gain on sale of real property	12,434	10,352	12,434	10,352
Other expense	(192)	(89)	(314)	(198)
Total other (expenses) income	(56)	100	(11,418)	(9,693)
Net income	11,002	8,415	1,611	10,242
Net income attributable to noncontrolling interests	(887)	(1,610)	(131)	(1,776)
Net income attributable to common stockholders	$10,115	$6,805	$1,480	$8,466

Weighted-average shares outstanding—basic	127,362	145,288	128,149	147,577
Weighted-average shares outstanding—diluted	138,485	157,209	139,337	159,551

Net income per common share—basic and diluted	$0.08	$0.05	$0.01	$0.06
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net income	$11,002	$8,415	$1,611	$10,242
Other comprehensive income (loss):
Change from cash flow hedging derivatives	3,569	(677)	8,244	1,412
Comprehensive income	14,571	7,738	9,855	11,654
Comprehensive income attributable to noncontrolling interests	(1,137)	(1,557)	(743)	(1,833)
Comprehensive income attributable to common stockholders	$13,434	$6,181	$9,112	$9,821
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
໿

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Earnings	Income	Interests	Equity
Balance as of December 31, 2017	132,466	$1,325	$1,224,061	$(818,608)	$(909)	$86,857	$492,726
Adoption of ASU 2017-12	—	—	—	(213)	213	—	—
Adjusted balance as of January 1, 2018	132,466	1,325	1,224,061	(818,821)	(696)	86,857	492,726
Net income	—	—	—	1,480	—	131	1,611
Unrealized gain on derivative instruments	—	—	—	—	7,632	612	8,244
Issuance of common stock, net of offering costs	9,145	92	63,321	—	—	—	63,413
Share-based compensation, net of forfeitures	38	—	(117)	—	—	—	(117)
Redemptions of common stock	(13,670)	(137)	(101,704)	—	—	—	(101,841)
Amortization of share-based compensation	—	—	600	—	—	—	600
Distributions declared on common stock and noncontrolling interests	—	—	—	(23,892)	—	(2,183)	(26,075)
Redemptions of noncontrolling interests	—	—	(286)	—	—	(1,280)	(1,566)
Balance as of June 30, 2018	127,979	$1,280	$1,185,875	$(841,233)	$6,936	$84,137	$436,995
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2018	2017
Operating activities:
Net income	$1,611	$10,242
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate-related depreciation and amortization	28,241	36,734
Gain on disposition of real estate property	(12,434)	(10,352)
Lease termination fee	14,000	—
Impairment of real estate property	6,800	1,116
Other	(2,217)	3,134
Changes in operating assets and liabilities	2,015	(10,665)
Net cash provided by operating activities	38,016	30,209
Investing activities:
Real estate acquisitions	(36,853)	—
Capital expenditures	(14,788)	(9,268)
Proceeds from disposition of real estate property	64,075	29,893
Principal collections on debt-related investments	216	246
Other	(1,527)	(881)
Net cash provided by investing activities	11,123	19,990
Financing activities:
Proceeds from mortgage notes	—	201,886
Repayments of mortgage notes	(928)	(161,618)
Net proceeds from line of credit	10,000	17,000
Redemption of common shares	(101,841)	(101,939)
Distributions on common stock	(14,394)	(17,031)
Proceeds from issuance of common stock	59,167	11,172
Offering costs for issuance of common stock	(3,831)	(2,309)
Distributions to noncontrolling interest holders	(2,178)	(4,780)
Redemption of OP Unit holder interests	(1,567)	(1,518)
Other	7,456	314
Net cash used in financing activities	(48,116)	(58,823)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,023	(8,624)
Cash, cash equivalents and restricted cash, at beginning of period	19,016	21,146
Cash, cash equivalents and restricted cash, at end of period	$20,039	$12,522
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
Unless the context otherwise requires, the “Company,” “we,” “our,” or “us” refers to Black Creek Diversified Property Fund Inc. and its consolidated subsidiaries.
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
Recently Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which provides guidance for revenue recognition and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.” The standard is based on the principle that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance specifically excludes revenue derived from lease contracts from its scope. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for the standard was for annual reporting periods beginning after December 15, 2017 and interim periods therein. We adopted the standard when it became effective for us, as of the reporting period beginning January 1, 2018. We elected the package of practical expedients, and accordingly did not reallocate contract consideration to lease components within the scope of the existing lease guidance when we adopted ASU 2014-09. The adoption of ASU 2014-09 did not have a significant impact on our condensed consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which requires: (i) all equity investments to be measured at fair value with changes in fair value recognized in net income; (ii) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; and (iii) eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. ASU 2016-01 was effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption was permitted for the accounting guidance on financial liabilities under the fair value option. We adopted this guidance effective January 1, 2018. The adoption of this guidance did not have a significant impact on our condensed consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230)” (“ASU 2016-15”), which provided guidance on eight cash flow classification issues and on reducing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Current GAAP does not include specific guidance on these eight cash flow classification issues. In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash,” (“ASU 2016-18”) which requires companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 requires a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances are required to disclose the nature of the restrictions. ASU 2016-15 and ASU 2016-18 became effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted these standards as of January 1, 2018 and as required, retrospectively applied the guidance in ASU 2016-18 to the prior periods presented, which resulted in a decrease of $5.4 million in net cash provided by operating activities, an increase of $0.8 million in net cash provided by investing activities, and a decrease of $4.5 million in net cash used in financing activities on the condensed consolidated statements of cash flows for the six months ended June 30, 2017.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.” The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. We adopted ASU 2017-12 as of the reporting period beginning on January 1, 2018, which resulted in the recognition of a $0.2 million adjustment to accumulated other comprehensive income with a corresponding adjustment to the January 1, 2018 retained earnings balance to recognize the cumulative effect of initially applying this guidance.
2. INVESTMENTS IN REAL ESTATE PROPERTIES
The following tables summarize our consolidated investments in real estate properties:

	As of
(in thousands)	June 30, 2018	December 31, 2017
Land	$423,181	$422,564
Buildings and improvements	1,250,299	1,266,069
Intangible lease assets	315,573	340,273
Investment in real estate properties	1,989,053	2,028,906
Accumulated depreciation and amortization	(478,473)	(488,636)
Net investment in real estate properties	$1,510,580	$1,540,270
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities as of June 30, 2018 and December 31, 2017 include the following:

	June 30, 2018			December 31, 2017
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$283,160	$(230,625)	$52,535	$299,406	$(240,844)	$58,562
Above-market lease assets	32,413	(30,705)	1,708	40,867	(38,740)	2,127
Below-market lease liabilities	(85,865)	35,654	(50,211)	(86,085)	33,456	(52,629)
Rental Revenue and Depreciation and Amortization Expense
The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$3,086	$(238)	$5,448	$(355)
Above-market lease amortization	(235)	(648)	(419)	(1,514)
Below-market lease amortization	1,167	1,358	2,418	2,783
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$9,405	$9,919	$18,685	$19,835
Intangible lease asset amortization	5,023	8,879	9,556	16,899

Dispositions
During the six months ended June 30, 2018, we sold one office property located in Fayetteville, Arkansas and one building from a two-building office property located in Dublin, California for net proceeds of $64.1 million. We recorded a total net gain of $12.4 million.
Real Estate Property Impairment
During the six months ended June 30, 2018, we considered potential disposition options for a retail property located in the Jacksonville, Florida market, which ultimately resulted in the reduction of our estimated future cash flows below our net book value. Accordingly, we recorded a $6.8 million non-cash impairment charge related to this property. We did not record an impairment related to any of our consolidated real estate properties during the six months ended June 30, 2017.
3. DEBT
A summary of our debt is as follows:

	Weighted-Average Effective Interest Rate as of			Balance as of
($ in thousands)	June 30, 2018	December 31, 2017	Maturity Date	June 30, 2018	December 31, 2017
Line of credit (1)	3.79%	3.27%	January 2019	$152,000	$142,000
Term loan (2)	3.49%	3.25%	January 2019	275,000	275,000
Term loan (3)	3.94%	3.94%	February 2022	200,000	200,000
Fixed-rate mortgage notes (4)	3.88%	3.89%	September 2021 - December 2029	122,866	123,794
Floating-rate mortgage notes (5)	4.41%	3.88%	January 2020 - August 2023	278,100	278,100
Total principal amount/weighted average (6)	3.92%	3.64%		$1,027,966	$1,018,894
Less unamortized debt issuance costs				$(6,263)	$(7,322)
Add mark-to-market adjustment on assumed debt				465	536
Total debt, net				$1,022,168	$1,012,108

Gross book value of properties encumbered by debt				$593,094	$590,542

(1)
The effective interest rate is calculated based on the London Interbank Offered Rate (“LIBOR”), plus a margin ranging from 1.40% to 2.30%, depending on our consolidated leverage ratio. As of June 30, 2018, the unused and available portions under the line of credit were approximately $248.0 million and $167.0 million, respectively. The line of credit is available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties.

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

(4)
The amount outstanding as of June 30, 2018 includes a $32.8 million floating-rate mortgage note that was subject to an interest rate spread of 1.60% over one-month LIBOR, which we have effectively fixed using an interest rate swap at 3.05% for the term of the borrowing.

(5)
The effective interest rate is calculated based on LIBOR plus a margin. As of both June 30, 2018 and December 31, 2017, our floating rate mortgage notes were subject to a weighted-average interest rate spread of 2.31%.

(6)	The weighted-average remaining term of our borrowings was approximately 2.4 years as of June 30, 2018.

As of June 30, 2018, the principal payments due on our debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans (2)	Mortgage Notes	Total
Remainder of 2018	$—	$—	$1,434	$1,434
2019	152,000	275,000	3,344	430,344
2020	—	—	229,088	229,088
2021	—	—	12,372	12,372
2022	—	200,000	3,246	203,246
Thereafter	—	—	151,482	151,482
Total principal payments	$152,000	$475,000	$400,966	$1,027,966

(1)	The term of the line of credit may be extended pursuant to a one-year extension option, subject to certain conditions.

(2)	The term of the $275.0 million term loan may be extended pursuant to a one-year extension option, subject to certain conditions.
Debt Covenants
Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. We were in compliance with all debt covenants as of June 30, 2018.
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
The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings, which is when the interest expense is recognized on the related debt. During the next 12 months, we estimate that approximately $2.8 million will be reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt, and we estimate that approximately $1.2 million will be reclassified as an increase to interest expense related to terminated hedges where the likelihood of the originally hedged interest payments remain probable.
The following table summarizes the location and fair value of our derivative instruments on our condensed consolidated balance sheets:

			Fair Value
($ in thousands)	Number of Contracts	Notional Amount	Other Assets	Other Liabilities
June 30, 2018
Interest rate swaps (1) (2)	15	$635,275	$11,268	$—
Interest rate caps	4	338,450	22	—
Total derivative instruments	19	$973,725	$11,290	$—
December 31, 2017
Interest rate swaps (1)	11	$435,500	$4,043	$60
Interest rate caps	4	338,450	13	—
Total derivative instruments	15	$773,950	$4,056	$60

(1)	Includes one interest rate swap with a notional amount of $52.5 million that became effective in July 2018.

(2)	Includes four interest rate swaps with a combined notional amount of $200.0 million that will become effective in January 2020.
The following table presents the effect of our derivative instruments on our condensed consolidated financial statements:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Derivative Instruments Designated as Cash Flow Hedges
Gain (loss) recognized in AOCI	$3,176	$(1,928)	$7,148	$(1,332)
Loss reclassified from AOCI into interest expense	393	1,251	1,096	2,744
Total interest expense on the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	12,298	10,163	23,538	19,847
Derivative Instruments Not Designated as Cash Flow Hedges
(Loss) Gain recognized in income	$(43)	$(21)	$9	$(101)
4. FAIR VALUE
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of the amounts that we would realize upon disposition.
Fair Value Measurements on a Recurring Basis
The following table presents our financial instruments measured at fair value on a recurring basis:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
June 30, 2018
Assets
Derivative instruments	$—	$11,290	$—	$11,290
Total assets measured at fair value	$—	$11,290	$—	$11,290
Liabilities
Derivative instruments	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$—	$—
December 31, 2017
Assets
Derivative instruments	$—	$4,056	$—	$4,056
Total assets measured at fair value	$—	$4,056	$—	$4,056
Liabilities
Derivative instruments	$—	$60	$—	$60
Total liabilities measured at fair value	$—	$60	$—	$60
As of June 30, 2018 and December 31, 2017, we had no financial instruments that were transferred among the fair value hierarchy levels. We also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.
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

Nonrecurring Fair Value Measurements
As of June 30, 2018 and December 31, 2017, the fair values of cash and cash equivalents, tenant receivables, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values because of the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:
໿

	As of June 30, 2018		As of December 31, 2017
	Carrying	Fair	Carrying	Fair
(in thousands)	Value (1)	Value	Value (1)	Value
Assets:
Debt-related investments	$10,904	$10,932	$11,120	$11,250
Liabilities:
Line of credit	$152,000	$152,000	$142,000	$142,000
Term loans	475,000	475,000	475,000	475,000
Mortgage notes	400,966	399,289	401,894	401,574

(1)	The carrying amount reflects the principal amount outstanding.
5. STOCKHOLDERS’ EQUITY
Public Offering
A summary of our current public offering registered with the SEC (File No. 333-197767) (including shares sold through the primary offering and distribution reinvestment plan (“DRIP”), sales of which commenced on September 16, 2015), as of June 30, 2018, is as follows:

(in thousands)	Class T	Class S	Class D	Class I	Class E	Total
Amount of gross proceeds raised:
Primary offering	$9,232	$30,945	$11,515	$130,384	$—	$182,076
DRIP	1,070	102	1,169	17,459	38,810	58,610
Total offering	$10,302	$31,047	$12,684	$147,843	$38,810	$240,686

Number of shares sold:
Primary offering	1,202	4,101	1,546	17,510	—	24,359
DRIP	143	14	157	2,341	5,209	7,864
Total offering	1,345	4,115	1,703	19,851	5,209	32,223
Common Stock
The following table describes the changes in each class of common shares during the six months ended June 30, 2018:

(in thousands)	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Total Shares
Balances as of December 31, 2017	2,062	64	2,510	34,135	93,695	132,466
Issuance of common stock:
Primary shares	371	4,037	97	3,366	—	7,871
Distribution reinvestment plan	32	14	32	469	727	1,274
Stock-based compensation	—	—	—	38	—	38
Redemptions of common stock	(157)	—	(182)	(3,014)	(10,317)	(13,670)
Balances as of June 30, 2018	2,308	4,115	2,457	34,994	84,105	127,979

Distributions
The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for the quarters ended below:

	Amount
(in thousands, except per share data)	Declared per Common Share (1)	Common Stock Distributions Paid in Cash	Other Cash Distributions (2)	Reinvested in Shares	Total Distributions
2018
March 31	$0.09375	$7,240	$1,127	$4,789	$13,156
June 30	0.09375	7,137	$1,221	4,710	13,068
Total	$0.18750	$14,377	$2,348	$9,499	$26,224
2017
March 31	$0.09000	$8,289	$1,250	$5,076	$14,615
June 30	0.09000	8,027	1,300	4,920	14,247
September 30	0.09000	7,549	1,195	4,937	13,681
December 31	0.09000	7,285	1,088	4,775	13,148
Total	$0.36000	$31,150	$4,833	$19,708	$55,691

(1)	Amount reflects the total quarterly distribution rate, subject to adjustment for class-specific fees.

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

Redemptions and Repurchases
Below is a summary of redemptions and repurchases pursuant to our share redemption program for the six months ended June 30, 2018 and 2017. Also included in the summary below is the impact of stock repurchases pursuant to our two self-tender offers conducted during 2017. Our board of directors may modify, suspend or terminate our current share redemption programs if it deems such action to be in the best interest of our stockholders.

	For the Six Months Ended June 30,
(in thousands, except for per share data)	2018	2017
Number of shares requested for redemption or repurchase	13,670	13,520
Number of shares redeemed or repurchased	13,670	13,520
% of shares requested that were redeemed or repurchased	100.0%	100.0%
Average redemption or repurchase price per share	$7.45	$7.50

6. RELATED PARTY TRANSACTIONS
Summary of Fees and Expenses
The following table summarizes fees and expenses incurred by us for services provided by Black Creek Diversified Property Advisors LLC (the “Advisor”) and its affiliates, and any related amounts payable:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Payable as of
(in thousands)	2018	2017	2018	2017	June 30, 2018	December 31, 2017
Upfront selling commissions	$287	$5	$423	$25	$—	$—
Dealer manager fees	—	116	—	228	—	—
Ongoing distribution fees	93	19	148	38	37	15
Advisory fees	3,524	3,451	7,164	6,941	2,328	954
Advisory fees related to the disposition of real properties	—	286	—	286	—	—
Other expense reimbursements—Advisor	1,989	2,026	4,390	4,304	885	1,988
Other expense reimbursements—Dealer Manager	360	138	432	304	—	—
DST Program advisory fees	52	—	91	—	—	—
DST Program selling commissions	329	63	437	177	—	—
DST Program dealer manager fees	99	19	131	53	—	—
DST Program other reimbursements—Dealer Manager	28	17	37	34	—	—
Total	$6,761	$6,140	$13,253	$12,390	$3,250	$2,957
Company Restricted Stock Units (“Company RSUs”)
The table below summarizes the unvested Company RSUs as of June 30, 2018, that we have granted to the Advisor in exchange for certain advisory fee and expense reimbursement offsets.

(in thousands, except per share data)	Grant Date	Vesting Date	Number of Unvested Shares	Grant Date Net Asset Value (“NAV”) per Class I Share
Company RSUs	2/4/2016	4/15/2019	57	$7.41
7. NET INCOME PER COMMON SHARE
The computation of our basic and diluted net income per share attributable to common stockholders is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Net income attributable to common stockholders—basic	$10,115	$6,805	$1,480	$8,466
Net income attributable to OP Units	887	1,610	131	1,776
Net income attributable to common stockholders—diluted	$11,002	$8,415	$1,611	$10,242
Weighted-average shares outstanding—basic	127,362	145,288	128,149	147,577
Incremental weighted-average shares effect of conversion of OP Units	11,123	11,921	11,188	11,974
Weighted-average shares outstanding—diluted	138,485	157,209	139,337	159,551
Net income per share attributable to common stockholders:
Basic	$0.08	$0.05	$0.01	$0.06
Diluted	$0.08	$0.05	$0.01	$0.06
໿

8. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Six Months Ended June 30,
(in thousands)	2018	2017
Distributions reinvested in common stock	$9,493	$10,215
Restricted Cash
Restricted cash consists of lender and property-related escrow accounts. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	For the Six Months Ended June 30,
(in thousands)	2018	2017
Beginning of period:
Cash and cash equivalents	$10,475	$13,864
Restricted cash	8,541	7,282
Cash, cash equivalents and restricted cash	$19,016	$21,146
End of period:
Cash and cash equivalents	$12,603	$5,362
Restricted cash	7,436	7,160
Cash, cash equivalents and restricted cash	$20,039	$12,522
9. COMMITMENTS AND CONTINGENCIES
We and the Operating Partnership are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our investments.
Environmental Matters
A majority of the properties we acquire are subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of the land. We have acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of June 30, 2018.
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
The following table reflects our total assets by business segment as of June 30, 2018 and December 31, 2017:

	As of
(in thousands)	June 30, 2018	December 31, 2017
Assets:
Office	$722,314	$775,917
Retail	693,549	705,696
Industrial	94,717	58,657
Corporate	77,749	67,836
Total assets	$1,588,329	$1,608,106

The following table sets forth the financial results by segment for the three and six months ended June 30, 2018 and 2017:
໿

(in thousands)	Office	Retail	Industrial	Consolidated
Three Months Ended June 30, 2018
Rental revenues	$26,261	$18,291	$1,910	$46,462
Rental expenses	(10,718)	(4,212)	(363)	(15,293)
Net operating income	$15,543	$14,079	$1,547	$31,169
Real estate-related depreciation and amortization	$8,109	$5,384	$935	$14,428
Three Months Ended June 30, 2017
Rental revenues	$27,624	21,082	1,330	50,036
Rental expenses	(11,400)	(4,806)	(355)	(16,561)
Net operating income	$16,224	$16,276	$975	$33,475
Real estate-related depreciation and amortization	$11,799	$6,429	$570	$18,798
Six Months Ended June 30, 2018
Rental revenues	$50,685	$36,890	$3,341	$90,916
Rental expenses	(21,725)	(8,810)	(588)	(31,123)
Net operating income	$28,960	$28,080	$2,753	$59,793
Real estate-related depreciation and amortization	$15,994	$10,674	$1,573	$28,241
Six Months Ended June 30, 2017
Rental revenues	$57,063	$42,580	$2,901	$102,544
Rental expenses	(22,541)	(10,540)	(923)	(34,004)
Net operating income	$34,522	$32,040	$1,978	$68,540
Real estate-related depreciation and amortization	$22,796	$12,748	$1,190	$36,734
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
The following table is a reconciliation of our reported net income attributable to common stockholders to our net operating income for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net income attributable to common stockholders	$10,115	$6,805	$1,480	$8,466
Debt-related income	(171)	(229)	(344)	(460)
Real estate-related depreciation and amortization	14,428	18,798	28,241	36,734
General and administrative expenses	2,278	2,024	4,812	4,274
Advisory fees, related party	3,576	3,451	7,255	6,941
Impairment of real estate property	—	1,116	6,800	1,116
Interest expense	12,298	10,163	23,538	19,847
Gain on sale of real property	(12,434)	(10,352)	(12,434)	(10,352)
Other expense	192	89	314	198
Net income attributable to noncontrolling interests	887	1,610	131	1,776
Net operating income	$31,169	$33,475	$59,793	$68,540

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
For further discussion of these and other factors, see Item 1A, “Risk Factors” in our 2017 Form 10-K and our Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed with the SEC on May 11, 2018. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

OVERVIEW
General
Black Creek Diversified Property Fund Inc. is a NAV-based perpetual life REIT that was formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property. As of June 30, 2018, we owned and managed a real estate portfolio that included 48 properties totaling approximately 7.6 million square feet located in 19 markets throughout the U.S., with 481 tenants.
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
As a NAV-based perpetual life REIT, we intend to conduct ongoing public primary offerings of our common stock on a perpetual basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. From time to time, we intend to file new registration statements on Form S-11 with the SEC to register additional shares of common stock so that we may continuously offer shares of common stock pursuant to Rule 415 under the Securities Act. During the six months ended June 30, 2018, we raised $59.2 million from the sale of common stock in our ongoing public primary offering and $9.5 million from the sale of common stock under our distribution reinvestment plan. See “Note 5 to the Condensed Consolidated Financial Statements” for more information about our public offerings.
We currently operate in three reportable segments: office, retail and industrial. The following table summarizes our real estate portfolio by segment as of June 30, 2018:

($ and square feet in thousands)	Number of Markets (1)	Number of Properties	Rentable Square Feet	% Leased	Aggregate Fair Value	% of Aggregate Fair Value
Office properties	11	14	3,003	81.7%	$1,094,400	53.0%
Retail properties	8	30	3,215	95.1	864,500	41.9
Industrial properties	4	4	1,423	97.6	106,200	5.1
Total real estate portfolio	19	48	7,641	90.3%	$2,065,100	100.0%

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
The following table sets forth the components of NAV for the Company as of June 30, 2018 and March 31, 2018. As used below, “Fund Interests” means our Class T shares, Class S shares, Class D shares, Class I shares, and Class E shares, along with the OP Units held by third parties, and “Aggregate Fund NAV” means the NAV of all of the Fund Interests.

	As of
(in thousands)	June 30, 2018	March 31, 2018
Office properties	$1,094,400	$1,160,050
Retail properties	864,500	861,950
Industrial properties	106,200	65,700
Total investments	$2,065,100	$2,087,700
Cash and other assets, net of other liabilities	2,152	15,807
Debt obligations	(1,026,289)	(1,062,175)
Aggregate Fund NAV	$1,040,963	$1,041,332
Total Fund Interests outstanding	139,061	139,604
The following table shows the NAV per Fund Interest as of June 30, 2018:

(in thousands, except per Fund Interest data)	Total	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class E OP Units
As of June 30, 2018
Monthly NAV	$1,040,963	$17,274	$30,804	$18,393	$261,952	$629,584	$82,956
Fund Interests outstanding	139,061	2,308	4,115	2,457	34,994	84,105	11,082
NAV Per Fund Interest	$7.49	$7.49	$7.49	$7.49	$7.49	$7.49	$7.49
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
Under GAAP, we record liabilities for ongoing distribution fees (i) that we currently owe the Dealer Manager under the terms of our Dealer Manager agreement and (ii) for an estimate that we may pay to the Dealer Manager in future periods for shares of our common stock. As of June 30, 2018, we estimated approximately $4.2 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.
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
The valuation for our real properties as of June 30, 2018 was provided by the independent valuation firm in accordance with our valuation procedures and determined starting with the appraised value. The aggregate real property valuation of $2.1 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $1.90 billion, representing an increase of approximately $161.9 million or 8.5%. Certain key assumptions that were used by our Independent Valuation Firm in the discounted cash flow analysis are set forth in the following table based on weighted averages by property type.

	Office	Retail	Industrial	Weighted-Average Basis
Exit capitalization rate	6.36%	6.49%	6.15%	6.40%
Discount rate / internal rate of return (“IRR”)	7.16%	7.01%	7.27%	7.10%
Annual market rent growth rate	3.09%	2.90%	2.82%	3.00%
Average holding period (years)	10.1	10.1	9.4	10.1
A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

Input	Hypothetical Change	Office	Retail	Industrial	Weighted-Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	2.73%	2.38%	2.89%	2.59%
	0.25% increase	(2.52)%	(2.20)%	(2.65)%	(2.40)%
Discount rate (weighted-average)	0.25% decrease	2.06%	1.92%	1.85%	1.99%
	0.25% increase	(2.01)%	(1.88)%	(1.81)%	(1.94)%
The valuation of our debt obligations as of June 30, 2018 was in accordance with fair value standards under GAAP. The key assumption used in the discounted cash flow analysis was the market interest rate. Market interest rates relating to the underlying debt obligations are based on unobservable Level 3 inputs, which we have determined to be our best estimate of current market interest rates of similar instruments. The weighted-average market interest rate used in the June 30, 2018 valuation was 3.88%.
A change in the market interest rates used would impact the calculation of the fair value of our debt obligations. For example, assuming all other factors remain constant, a decrease in the weighted-average market interest rate rate of 0.25% would increase the fair value of our debt obligations by approximately 0.14%. Alternatively, assuming all other factors remain constant, an increase in the weighted-average market interest rate rate of 0.25% would decrease the fair value of our debt obligations by approximately 0.25%.
RESULTS OF OPERATIONS
Summary of 2018 Activities
During the six months ended June 30, 2018, we completed the following activities:

•	Our NAV increased from $7.41 per share as of December 31, 2017 to $7.49 per share as of June 30, 2018.

•	We acquired one industrial property comprising 0.4 million square feet for an aggregate purchase price of $37.5 million.

•
We sold one office property located in Fayetteville, Arkansas and one building from a two-building office property located in Dublin, California aggregating 0.3 million square feet for net proceeds of $64.1 million.

•
As of June 30, 2018, our leverage ratio was approximately 49.5% of the fair value of our real property and debt-related investments (determined in accordance with our valuation procedures) inclusive of property and entity-level debt.

•
We leased 761,000 square feet, which included 336,000 square feet of new and 425,000 square feet of renewals. This leasing activity contributed to the increase in our real estate portfolio’s leased percentage from 87.0% as of December 31, 2017 to 90.3% as of June 30, 2018.

•
Tenant improvements and leasing commissions related to our new leases were approximately $15.6 million and $7.0 million, respectively, or $20.51 and $9.22 per square foot, respectively. Of these leases, 585,000 square feet were considered comparable leases, with average straight line rent growth of 14.3%, and tenant improvements and incentives of approximately $57.20 per square foot. Comparable leases comprise leases for which prior leases were in place for the same suite within twelve months of executing a new lease. Comparable leases must have terms of at least six months and the square footage of the suite occupied by the prior tenant cannot be more or less than 50% different from the size of the new lease’s suite.

•	We redeemed 13.7 million shares of common stock at a weighted-average purchase price of $7.45 per share for an aggregate amount of $101.8 million.

Results for the Three and Six Months Ended June 30, 2018 Compared to the Same Periods in 2017
The following table summarizes our results of operations for the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. Other operating properties not meeting the same store criteria are reflected in the non-same store portfolio. The same store operating portfolio for the three month periods presented below reflect properties owned as of April 1, 2017 and for the six month periods presented below reflect properties owned as of January 1, 2017. Both same store operating portfolios for the three month and six month periods presented below include 45 properties totaling approximately 6.9 million square feet, which portfolio represented 90.9% of total rentable square feet as of June 30, 2018.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Rental revenues:
Same store properties	$45,136	$44,776	$360	0.8%	$88,507	$90,983	$(2,476)	(2.7)%
Non-same store properties	1,326	5,260	(3,934)	(74.8)	2,409	11,561	(9,152)	(79.2)
Total rental revenues	46,462	50,036	(3,574)	(7.1)	90,916	102,544	(11,628)	(11.3)
Rental expenses:
Same store properties	(14,581)	(14,798)	217	(1.5)	(29,806)	(30,079)	273	(0.9)
Non-same store properties	(712)	(1,763)	1,051	(59.6)	(1,317)	(3,925)	2,608	(66.4)
Total rental expenses	(15,293)	(16,561)	1,268	(7.7)	(31,123)	(34,004)	2,881	(8.5)
Net operating income:
Same store operating properties	30,555	29,978	577	1.9	58,701	60,904	(2,203)	(3.6)
Non-same store properties	614	3,497	(2,883)	(82.4)	1,092	7,636	(6,544)	(85.7)
Total net operating income	31,169	33,475	(2,306)	(6.9)	59,793	68,540	(8,747)	(12.8)
Other income and (expenses):
Debt-related income	171	229	(58)	(25.3)	344	460	(116)	(25.2)
Real estate-related depreciation and amortization	(14,428)	(18,798)	4,370	(23.2)	(28,241)	(36,734)	8,493	(23.1)
General and administrative expenses	(2,278)	(2,024)	(254)	12.5	(4,812)	(4,274)	(538)	12.6
Advisory fees, related party	(3,576)	(3,451)	(125)	3.6	(7,255)	(6,941)	(314)	4.5
Impairment of real estate property	—	(1,116)	1,116	(100.0)	(6,800)	(1,116)	(5,684)	509.3
Interest expense	(12,298)	(10,163)	(2,135)	21.0	(23,538)	(19,847)	(3,691)	18.6
Gain on sale of real estate property	12,434	10,352	2,082	20.1	12,434	10,352	2,082	20.1
Other expense	(192)	(89)	(103)	115.7	(314)	(198)	(116)	58.6
Total other expenses	(20,167)	(25,060)	4,893	(19.5)	(58,182)	(58,298)	116	(0.2)
Net income	11,002	8,415	2,587	30.7	1,611	10,242	(8,631)	(84.3)
Net income attributable to noncontrolling interests	(887)	(1,610)	723	(44.9)	(131)	(1,776)	1,645	(92.6)
Net income attributable to common stockholders	$10,115	$6,805	$3,310	48.6%	$1,480	$8,466	$(6,986)	(82.5)%
Rental Revenues. Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market lease assets and liabilities, and tenant reimbursement revenue. Total rental revenues decreased by $3.6 million and $11.6 million for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, primarily due to a decrease in non-same store rental revenues of $3.9 million and $9.2 million during the same periods under comparison, respectively. The decrease in non-same store rental revenues was primarily driven by 10 dispositions during 2017 and two dispositions during the second quarter of 2018. These dispositions were partially offset by two property acquisitions during 2017 and one property acquisition during the second quarter of 2018. The remaining decrease in total rental revenues for the six months ended June 30, 2018, as compared to the same period in 2017, was primarily due to a lower average percentage leased and average annualized base rent per square foot for our same store portfolio, which decreased from 92.3% and $21.51, respectively, for the six months ended June 30, 2017 to 89.5% and $19.80, respectively, for the six months ended June 30,

2018. The lower average percentage leased and average annualized base rent per square foot for our same store portfolio were driven by the expiration of the Charles Schwab & Co., Inc. (“Schwab”) lease in September 2017. Schwab was our largest tenant at September 30, 2017 and leased 594,000 square feet. The expiration of the Schwab lease decreased same store rental revenues by $3.5 million for the six months ended June 30, 2018 as compared to the same period in 2017, which was partially offset by rental revenues recorded during the six months ended June 30, 2018 associated with a lease termination.
The following table presents the components of our consolidated rental revenues:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Base rent	$32,194	$37,980	$(5,786)	(15.2)%	$63,170	$77,829	$(14,659)	(18.8)%
Straight-line rent	3,086	(238)	3,324	(1,396.6)	5,448	(355)	5,803	(1,634.6)
Amortization of above- and below-market intangibles	932	710	222	31.3	1,999	1,269	730	57.5
Tenant recovery income	9,165	9,993	(828)	(8.3)	17,904	21,046	(3,142)	(14.9)
Other	1,085	1,591	(506)	(31.8)	2,395	2,755	(360)	(13.1)
Total rental revenues	$46,462	$50,036	$(3,574)	(7.1)%	$90,916	$102,544	$(11,628)	(11.3)%
Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our tenants, such as real estate taxes, property insurance, property management fees, repair and maintenance, and include certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses decreased by $1.3 million and $2.9 million for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, which was attributable to our disposition activity during 2017, partially offset by two industrial property acquisitions during the same period.
The following table presents the various components of our rental expenses:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Real estate taxes	$6,360	$7,146	$(786)	(11.0)%	$12,489	$14,187	$(1,698)	(12.0)%
Repairs and maintenance	4,629	4,768	(139)	(2.9)	9,794	9,941	(147)	(1.5)
Utilities	1,562	1,897	(335)	(17.7)	3,318	3,824	(506)	(13.2)
Property management fees	1,118	1,262	(144)	(11.4)	2,127	2,521	(394)	(15.6)
Insurance	331	379	(48)	(12.7)	661	763	(102)	(13.4)
Other	1,293	1,109	184	16.6	2,734	2,768	(34)	(1.2)
Total rental expenses	$15,293	$16,561	$(1,268)	(7.7)%	$31,123	$34,004	$(2,881)	(8.5)%
Other Expenses. Other expenses decreased by $4.9 million and $0.1 million for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, primarily due to:

•
Real estate-related depreciation and amortization decrease of $4.4 million and $8.5 million for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. These decreases were driven by $1.8 million and $3.7 million of intangible lease asset amortization recorded during the three and six months ended June 30, 2017, respectively, associated with Schwab’s lease, which reached full amortization at lease expiration on September 30, 2017. The remaining decrease during the periods under comparison was attributable to net disposition activity.

•
Impairment related to real estate properties decreased $1.1 million for the three months ended June 30, 2018 as compared to the same period in 2017 and increased $5.7 million for the six months months ended June 30, 2018. The increase for the six month period was primarily due to a non-cash impairment charge we recorded during the six months ended June 30, 2018 relating to a retail property.

•
An increase in interest expense of $2.1 million and $3.7 million during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, that was primarily attributable to higher LIBOR rates as evidenced by a higher aggregate weighted-average interest rate of 3.92% as of June 30, 2018, as compared to 3.33% as of June 30, 2017.

•	A $2.1 million increase in gain on sale of real property for both the three and six months ended June 30, 2018, as compared to the same periods in 2017.
Segment Summary for the Three and Six Months Ended June 30, 2018 Compared to the Same Periods in 2017
Our segments are based on our internal reporting of operating results used to assess performance based on the type of our properties. Our markets are aggregated into three reportable segments: office, retail and industrial. These segments are comprised of the markets by which management and its operating teams conduct and monitor business. See “Note 10 to the Condensed Consolidated Financial Statements” for further information on our segments. Management considers rental revenues and net operating income (“NOI”) aggregated by segment to be the appropriate way to analyze performance. See “Additional Measures of Performance” below for detail regarding the use of NOI. The following table summarizes certain operating trends in our consolidated properties by segment:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Rental revenues:
Office	$26,242	$26,255	$(13)	—%	$50,415	$53,539	$(3,124)	(5.8)%
Retail	18,294	17,921	373	2.1	36,892	36,244	648	1.8
Industrial	600	600	—	—	1,200	1,200	—	—
Total same store rental revenues	45,136	44,776	360	0.8	88,507	90,983	(2,476)	(2.7)
Non-same store properties	1,326	5,260	(3,934)	(74.8)	2,409	11,561	(9,152)	(79.2)
Total rental revenues	$46,462	$50,036	$(3,574)	(7.1)%	$90,916	$102,544	$(11,628)	(11.3)%
NOI:
Office	$15,859	$15,563	$296	1.9%	$29,376	$32,336	$(2,960)	(9.2)%
Retail	14,104	13,823	281	2.0	28,143	27,386	757	2.8
Industrial	592	592	—	—	1,182	1,182	—	—
Total same store NOI	30,555	29,978	577	1.9	58,701	60,904	(2,203)	(3.6)
Non-same store properties	614	3,497	(2,883)	(82.4)	1,092	7,636	(6,544)	(85.7)
Total NOI	$31,169	$33,475	$(2,306)	(6.9)%	$59,793	$68,540	$(8,747)	(12.8)%
Same-store average percentage leased:
Office	81.7%	85.7%			81.5%	87.8%
Retail	95.2%	94.9%			94.7%	94.8%
Industrial	100.0%	100.0%			100.0%	100.0%
Same-store average annualized base rent per square foot:
Office	$27.99	$30.87			$27.28	$30.93
Retail	17.75	17.75			17.74	17.74
Industrial	3.26	3.18			3.26	3.18
Office Segment. Our office segment same store NOI increased $0.3 million and decreased $3.0 million for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, primarily due to the lease expiration of Sybase Inc. (“Sybase”) in January 2017 and Schwab, mentioned above, in September 2017. Sybase and Schwab were our two largest tenants at December 31, 2016 and leased 208,000 square feet and 594,000 square feet, respectively. Excluding the impact of Sybase and Schwab, our office segment same store NOI is summarized as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
($ in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Office net operating income (excluding Schwab and Sybase)	$13,108	$11,970	$1,138	9.5%	$24,649	$24,261	$388	1.6%
Office average percentage leased (excluding Schwab and Sybase)	89.8%	90.0%			89.6%	91.3%
Excluding the impact of Sybase and Schwab, our office segment same store NOI increased $1.1 million for the three months ended June 30, 2018, as compared to the same period in 2017, which was primarily attributable to rental revenues recorded during the three months ended June 30, 2018 associated with a lease termination.

Excluding the impact of Sybase and Schwab, our office segment same store NOI increased $0.4 million for the six months ended June 30, 2018, as compared to the same period in 2017, which was primarily attributable to rental revenues recorded during the six months ended June 30, 2018 associated with a lease termination, partially offset by a decrease in average percentage leased between the periods under comparison.
Retail Segment. Our retail segment same store NOI for the three months ended June 30, 2018, increased by $0.3 million as compared to the same period in 2017, due to a slight increase in average percentage leased between the periods under comparison. Our retail segment same store NOI increased for the six months ended June 30, 2018 compared to the same period in 2017, primarily as a result of a $0.5 million early termination fee received at one of our properties. We have since executed a lease with another tenant to fill the vacated space created by this early termination.
Industrial Segment. Our industrial segment same store NOI did not change between the periods under comparison.
ADDITIONAL MEASURES OF PERFORMANCE
Net Income and NOI
We define NOI as GAAP rental revenues less GAAP rental expenses. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, general and administrative expenses, advisory fees, acquisition expenses, impairment charges, interest expense, gains on sale of properties, other income and expense, gains and losses on the extinguishment of debt and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such items, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. Refer to “Results of Operations—Results for the Three and Six Months Ended June 30, 2018 Compared to Same Periods in 2017” above for a reconciliation of our GAAP net loss to NOI for the three and six months ended June 30, 2018 and 2017.
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

The following unaudited table presents a reconciliation of GAAP net income to NAREIT FFO:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
GAAP net income attributable to common stockholders	$10,115	$6,805	$1,480	$8,466
GAAP net income per common share—basic and diluted	$0.08	$0.05	$0.01	$0.06
Reconciliation of GAAP net income to NAREIT FFO:
GAAP net income attributable to common stockholders	$10,115	$6,805	$1,480	$8,466
Real estate-related depreciation and amortization	14,428	18,798	28,241	36,734
Impairment of real estate property	—	1,116	6,800	1,116
Gain on sale of real estate property	(12,434)	(10,352)	(12,434)	(10,352)
Noncontrolling interests’ share of net income	887	1,610	131	1,776
Noncontrolling interests’ share of NAREIT FFO	(1,047)	(1,410)	(1,953)	(2,937)
NAREIT FFO attributable to common stockholders—basic	11,949	16,567	22,265	34,803
NAREIT FFO attributable to OP Units	1,044	1,360	1,948	2,823
NAREIT FFO	$12,993	$17,927	$24,213	$37,626

Weighted-average shares outstanding—basic	127,362	145,288	128,149	147,577
Weighted-average shares outstanding—diluted	138,485	157,209	139,337	159,551

NAREIT FFO per common share—basic and diluted	$0.09	$0.11	$0.17	$0.24
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary sources of capital for meeting our cash requirements include debt financings, cash generated from operating activities, net proceeds from our public offerings, and asset sales. Our principal uses of funds are distributions to our stockholders, payments under our debt obligations, redemption payments, acquisition of properties and other investments, and capital expenditures. Over time, we intend to fund a majority of our cash needs, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. As of June 30, 2018, we had approximately $430.1 million of borrowings maturing in the next 12 months. Of this amount, $152.0 million relates to our line of credit and $275.0 million relates one of our term loans, both of which may be extended pursuant to a one-year extension option, subject to certain conditions. We expect to be able to repay our principal obligations over the next 12 months from operating cash flows and through refinancings, as well as satisfy the certain conditions regarding any future extension options.
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

Cash Flows. The following table summarizes our cash flows for the following periods:

	For the Six Months Ended June 30,
(in thousands)	2018	2017
Total cash provided by (used in):
Operating activities	$38,016	$30,209
Investing activities	11,123	19,990
Financing activities	(48,116)	(58,823)
Net increase (decrease) in cash	$1,023	$(8,624)
Net cash provided by operating activities increased by approximately $7.8 million for the six months ended June 30, 2018, compared to the same period in 2017. The increase was primarily due to a lease termination payment received during the six months ended June 30, 2018 and rental revenue increases attributable to our two acquisitions during 2017 and one acquisition during 2018, partially offset by lower rental revenues driven by our disposition activity during 2017 and 2018 and the Schwab lease expiration.
Net cash provided by investing activities decreased by approximately $8.9 million for the six months ended June 30, 2018, compared to the same period in 2017. The decrease was attributable to our one industrial property acquisition during the six months ended June 30, 2018, as compared to no acquisitions for the six months ended June 30, 2017, as well as increased capital expenditures, which partially offset by an increase in proceeds from the property dispositions referenced above.
Net cash used in financing activities decreased by approximately $10.7 million for the six months ended June 30, 2018, compared to the same period in 2017, primarily due to lower net borrowing activity under our mortgage notes and line of credit as a result of our disposition activity, partially offset by a decrease in distributions paid to common stockholders and noncontrolling interest holders and an increase in proceeds from issuance of common stock.
Capital Resources and Uses of Liquidity
In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:
Line of Credit and Term Loans. As of June 30, 2018, we had an aggregate of $875.0 million of commitments under our credit agreements, including $400.0 million under our line of credit and $475.0 million under our two term loans. As of that date, we had: (i) approximately $152.0 million outstanding under our line of credit with a weighted-average effective interest rate of 3.79%; and (ii) $475.0 million outstanding under our term loans with a weighted-average effective interest rate of 3.68%, which includes the effect of the interest rate swap agreements related to $350.0 million in borrowings under our term loans. The unused and available portions under our line of credit were $248.0 million and $167.0 million, respectively. Our $400.0 million line of credit matures in January 2019, and may be extended pursuant to a one-year extension option, subject to certain conditions, including the payment of an extension fee. Our $275.0 million term loan currently matures in January 2019 and our $200.0 million term loan matures in February 2022. In January 2018, we exercised the first of two one-year extension options for our $275.0 million term loan and extended the maturity date to January 2019. Our line of credit is available for general corporate purposes, including but not limited to the refinancing of other debt, payment of redemptions, acquisition and operation of permitted investments. Refer to “Note 3 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.
Mortgage Notes. As of June 30, 2018, we had property-level borrowings of approximately $401.0 million outstanding with a weighted-average remaining term of approximately 3.7 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 4.25%, which includes the effects of the interest rate swap agreement relating to our $32.8 million variable-rate mortgage note. The proceeds from our mortgage notes were used to partially finance certain of our acquisitions. Refer to “Note 3 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.
Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all debt covenants as of June 30, 2018.
Offering Proceeds. As of June 30, 2018, the amount of aggregate gross proceeds raised from our current public offerings (including shares issued pursuant to the distribution reinvestment plan) was $240.7 million ($220.1 million net of direct selling costs).

Distributions. We intend to continue to operate in accordance with the requirements for qualification as a REIT. In order to qualify as a REIT, we are required to distribute at least 90% of our annual taxable income to our stockholders. The payment of distributions is determined by our board of directors and may be adjusted at its discretion at any time. Distribution levels are set by our board of directors at a level it believes to be appropriate and sustainable based upon a review of a variety of factors including the current and anticipated market conditions, current and anticipated future performance and make-up of our investments, our overall financial projections and expected future cash needs. We intend to continue to make distributions on a quarterly basis.
 The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	Amount						Source of Distributions				Total Cash Flows from Operating Activities
(in thousands, except per share data)	Declared per Common Share (1)	Paid in Cash (2)		Reinvested in Shares		Total Distributions	Cash Flows from Operating Activities (3)		Borrowings
2018
March 31	$0.09375	$8,367	63.6%	$4,789	36.4%	$13,156	$9,282	70.6%	$3,874	29.4%	9,282
June 30	0.09375	8,358	64.0	4,710	36.0	13,068	13,068	100.0	—	—	28,734
Total	$0.18750	$16,725	63.8%	$9,499	36.2%	$26,224	$22,350	85.2%	$3,874	14.8%	38,016
2017
March 31	$0.09000	$9,539	65.3%	$5,076	34.7%	$14,615	$14,615	100.0%	$—	—%	17,422
June 30	0.09000	9,327	65.5	4,920	34.5	14,247	12,787	89.8	1,460	10.2	12,787
September 30	0.09000	8,744	63.9	4,937	36.1	13,681	13,681	100.0	—	—	18,545
December 31	0.09000	8,373	63.7	4,775	36.3	13,148	10,166	77.3	2,982	22.7	10,166
Total	$0.36000	$35,983	64.6%	$19,708	35.4%	$55,691	$51,249	92.0%	$4,442	8.0%	58,920

(1)	Amount reflects the total quarterly distribution rate, subject to adjustment for class-specific fees.

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

For the three months ended June 30, 2018 and 2017, our FFO was $13.0 million, or 99.4% of our total distributions, and $17.9 million, or 125.8% of our total distributions, respectively. For the six months ended June 30, 2018 and 2017, our FFO was $24.2 million, or 92.3% of our total distributions, and $37.6 million, or 130.4% of our total distributions, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income to FFO.
Redemptions. Below is a summary of redemptions and repurchases pursuant to our share redemption program and self-tender offers for the six months ended June 30, 2018 and 2017. Our board of directors may modify, suspend or terminate our current share redemption programs if it deems such action to be in the best interest of our stockholders. Refer to Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program” for detail regarding our share redemption program.

	For the Six Months Ended June 30,
(in thousands, except for per share data)	2018	2017
Number of shares requested for redemption or repurchase	13,670	13,520
Number of shares redeemed or repurchased	13,670	13,520
% of shares requested that were redeemed or repurchased	100.0%	100.0%
Average redemption or repurchase price per share	$7.45	$7.50
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
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2018, we had no material off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
CRITICAL ACCOUNTING ESTIMATES
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K. As of June 30, 2018, our critical accounting estimates have not changed from those described in our 2017 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of June 30, 2018, our debt instruments consisted of borrowings under our line of credit, term loans, and mortgage notes.
Fixed Interest Rate Debt. As of June 30, 2018, our fixed interest rate debt consisted of $122.9 million under our mortgage notes, which included a $32.8 million variable-rate mortgage note that we effectively fixed through the use of an interest rate swap for the term of the borrowing; and $350.0 million under our term loans that were effectively fixed through the use of interest rate swaps. In total, our fixed interest rate debt represented 46.0% of our total consolidated debt as of June 30, 2018. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of June 30, 2018, the fair value and the carrying value of our fixed interest rate debt was $471.4 million and $472.9 million, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on June 30, 2018. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.
Variable Interest Rate Debt. As of June 30, 2018, our consolidated variable interest rate debt consisted of $152.0 million of borrowings under our line of credit, $125.0 million under our term loans and $278.1 million under our mortgage notes, which represented 54.0% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of June 30, 2018, we were exposed to market risks related to fluctuations in interest rates on $555.1 million of consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of June 30, 2018, would change our annual interest expense by approximately $1.2 million.
Derivative Instruments. As of June 30, 2018, we had 19 outstanding derivative instruments with a total notional amount of $973.7 million. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 3 to the Condensed Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swaps.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There are no material changes to the risk factors disclosed in our 2017 Form 10-K and our Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed with the SEC on May 11, 2018.
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
The table below summarizes the redemption activity for the three months ended June 30, 2018:

For the Month Ended	Total Number of Shares Redeemed (1)	Average Price Paid per Share (1)	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Redeemed Pursuant to the Program (2)
April 30, 2018	2,586	$7.47	2,586	—
May 31, 2018	2,060	7.46	2,060	—
June 30, 2018	1,709	7.49	1,709	—
Total	6,355	$7.47	6,355	—

(1)	There were no self-tender offers during the three months ended June 30, 2018.

(2)	We limit the number of shares that may be redeemed under the program described above.
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

10.1	Amended and Restated Advisory Agreement (2018), effective as of June 30, 2018. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 27, 2018.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consent of Altus Group U.S., Inc.

101.1
The following materials from Black Creek Diversified Property Fund Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 13, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statement of Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

_________________
*    Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

Date: August 13, 2018	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Managing Director, Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2018	By:	/s/ LAINIE P. MINNICK
Lainie P. Minnick Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)