Form 10-Q
period 2018-09-30
Black Creek Diversified Property Fund Inc.
filed 2018-11-09
CIK 1327978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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
_______________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☒			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of November 5, 2018, there were 2,753,724 shares of the registrant’s Class T common stock, 9,081,139 shares of the registrant’s Class S common stock, 2,750,232 shares of the registrant’s Class D common stock, 36,908,042 shares of the registrant’s Class I common stock and 78,462,614 shares of the registrant’s Class E common stock outstanding.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

໿

	As of
(in thousands, except per share data)	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Net investment in real estate properties	$1,500,358	$1,540,270
Debt-related investments, net	10,800	11,147
Cash and cash equivalents	8,914	10,475
Restricted cash	6,816	8,541
Other assets	54,342	37,673
Total assets	$1,581,230	$1,608,106
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$29,197	$22,334
Debt, net	1,010,287	1,012,108
Intangible lease liabilities, net	48,866	52,629
Other liabilities	67,939	28,309
Total liabilities	1,156,289	1,115,380
Commitments and contingencies (Note 9)
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value—200,000 shares authorized, none issued and outstanding	—	—
Class E common stock, $0.01 par value—500,000 shares authorized, 80,654 shares and 93,695 shares issued and outstanding, respectively	807	937
Class T common stock, $0.01 par value—500,000 shares authorized, 2,620 shares and 2,062 shares issued and outstanding, respectively	26	21
Class S common stock, $0.01 par value—500,000 shares authorized, 7,419 shares and 64 shares issued and outstanding, respectively	74	1
Class D common stock, $0.01 par value—500,000 shares authorized, 2,696 shares and 2,510 shares issued and outstanding, respectively	27	25
Class I common stock, $0.01 par value—500,000 shares authorized, 35,558 shares and 34,135 shares issued and outstanding, respectively	355	341
Additional paid-in capital	1,190,003	1,224,061
Distributions in excess of earnings	(856,598)	(818,608)
Accumulated other comprehensive income (loss)	9,391	(909)
Total stockholders’ equity	344,085	405,869
Noncontrolling interests	80,856	86,857
Total equity	424,941	492,726
Total liabilities and equity	$1,581,230	$1,608,106
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Revenues:
Rental revenues	$49,505	$49,478	$140,421	$152,022
Debt-related income	170	194	514	654
Total revenues	49,675	49,672	140,935	152,676
Operating expenses:
Rental expenses	15,192	17,516	46,315	51,520
Real estate-related depreciation and amortization	14,961	16,927	43,202	53,661
General and administrative expenses	2,076	2,760	6,888	7,034
Advisory fees, related party	3,877	3,274	11,132	10,215
Impairment of real estate property	6,600	—	13,400	1,116
Total operating expenses	42,706	40,477	120,937	123,546
Other (expenses) income:
Interest expense	(12,166)	(11,346)	(35,704)	(31,193)
Gain on sale of real property	1,398	670	13,832	11,022
Other income (expense)	42	(664)	(272)	(862)
Total other expenses	(10,726)	(11,340)	(22,144)	(21,033)
Net (loss) income	(3,757)	(2,145)	(2,146)	8,097
Net loss (income) attributable to noncontrolling interests	292	185	161	(1,591)
Net (loss) income attributable to common stockholders	$(3,465)	$(1,960)	$(1,985)	$6,506

Weighted-average shares outstanding—basic	128,506	139,925	128,269	144,998
Weighted-average shares outstanding—diluted	139,345	151,739	139,340	156,918

Net (loss) income attributable to common stockholders per common share—basic and diluted	$(0.03)	$(0.01)	$(0.02)	$0.04
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net (loss) income	$(3,757)	$(2,145)	$(2,146)	$8,097
Change from cash flow hedging derivatives	2,627	948	10,871	2,360
Comprehensive (loss) income	(1,130)	(1,197)	8,725	10,457
Comprehensive loss (income) attributable to noncontrolling interests	120	169	(623)	(1,664)
Comprehensive (loss) income attributable to common stockholders	$(1,010)	$(1,028)	$8,102	$8,793
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
໿

	Stockholders’ Equity
			Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity

	Common Stock
(in thousands)	Shares	Amount
Balance as of December 31, 2017	132,466	$1,325	$1,224,061	$(818,608)	$(909)	$86,857	$492,726
Adoption of ASU 2017-12	—	—	—	(213)	213	—	—
Adjusted balance as of January 1, 2018	132,466	1,325	1,224,061	(818,821)	(696)	86,857	492,726
Net loss	—	—	—	(1,985)	—	(161)	(2,146)
Unrealized gain on derivative instruments	—	—	—	—	10,087	784	10,871
Issuance of common stock, net of offering costs	14,887	149	103,087	—	—	—	103,236
Share-based compensation, net of forfeitures	42	—	(85)	—	—	—	(85)
Redemptions of common stock	(18,448)	(185)	(137,400)	—	—	—	(137,585)
Amortization of share-based compensation	—	—	744	—	—	—	744
Distributions declared on common stock and noncontrolling interests	—	—	—	(35,792)	—	(3,202)	(38,994)
Redemptions of noncontrolling interests	—	—	(404)	—	—	(3,422)	(3,826)
Balance as of September 30, 2018	128,947	$1,289	$1,190,003	$(856,598)	$9,391	$80,856	$424,941
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2018	2017
Operating activities:
Net (loss) income	$(2,146)	$8,097
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate-related depreciation and amortization	43,202	53,661
Gain on disposition of real estate property	(13,832)	(11,022)
Lease termination fee	15,008	—
Impairment of real estate property	13,400	1,116
Other	(6,409)	5,241
Changes in operating assets and liabilities	3,356	(8,342)
Net cash provided by operating activities	52,579	48,751
Investing activities:
Real estate acquisitions	(36,853)	(39,538)
Capital expenditures	(27,532)	(18,801)
Proceeds from disposition of real estate property	66,269	37,054
Principal collections on debt-related investments	326	3,915
Other	(1,565)	(1,492)
Net cash provided by (used in) investing activities	645	(18,862)
Financing activities:
Proceeds from mortgage notes	—	300,469
Repayments of mortgage notes	(1,547)	(162,037)
Net repayments of line of credit	(2,000)	(34,000)
Redemptions of common stock	(137,585)	(110,665)
Distributions on common stock	(21,557)	(30,086)
Proceeds from issuance of common stock	97,816	12,486
Offering costs for issuance of common stock	(5,665)	(3,425)
Distributions to noncontrolling interest holders	(3,202)	(6,560)
Redemption of OP Unit holder interests	(3,826)	(3,427)
Other	21,056	319
Net cash used in financing activities	(56,510)	(36,926)
Net decrease in cash, cash equivalents and restricted cash	(3,286)	(7,037)
Cash, cash equivalents and restricted cash, at beginning of period	19,016	21,146
Cash, cash equivalents and restricted cash, at end of period	$15,730	$14,109
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
In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230)” (“ASU 2016-15”), which provided guidance on eight cash flow classification issues and on reducing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Current GAAP does not include specific guidance on these eight cash flow classification issues. In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash,” (“ASU 2016-18”) which requires companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 requires a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances are required to disclose the nature of the restrictions. ASU 2016-15 and ASU 2016-18 became effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted these standards as of January 1, 2018 and as required, retrospectively applied the guidance in ASU 2016-18 to the prior periods presented, which resulted in a decrease of $5.1 million in net cash provided by operating activities, a decrease of $0.8 million in net cash used in investing activities, and a decrease of $5.3 million in net cash used in financing activities on the condensed consolidated statements of cash flows for the nine months ended September 30, 2017.

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
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements by removing, modifying, or adding certain disclosures. While ASU 2018-13 is effective for all companies beginning after December 15, 2019 and for interim periods within those fiscal years, we early adopted this standard effective September 30, 2018, as permitted. Certain disclosures in ASU 2018-13 are required to be applied on a retrospective basis and others on a prospective basis. The adoption of ASU 2018-13 did not have a significant impact on our condensed consolidated financial statements.
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Subtopic 842)” (“ASU 2016-02”), which provides guidance for greater transparency in financial reporting by organizations that lease assets such as real estate, airplanes and manufacturing equipment by requiring such organizations to recognize lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, certain of these costs are capitalizable and therefore this new standard will result in certain of these costs being expensed as incurred after adoption. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. We plan to adopt the standard when it becomes effective for us, as of the reporting period beginning January 1, 2019, and we expect to elect the practical expedients available for implementation under the standard. Under the practical expedients election, we would not be required to reassess: (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for expired or existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. The standard also will require new disclosures within the notes accompanying the consolidated financial statements. Additionally, in January 2018, the FASB issued ASU No. 2018-01, “Leases (Subtopic 842): Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”), which updates ASU 2016-02 to include land easements under the updated guidance, including the option to elect the practical expedient discussed above. We also plan to adopt ASU 2018-01 when it becomes effective for us, as of the reporting period beginning January 1, 2019, and we expect to elect the practical expedients available for implementation under the standard. Our initial analysis of our lease contracts indicates that the adoption of these standards will not have a material effect on our consolidated financial statements. We are still in the process of evaluating the impact of ASU 2016-02, primarily as it relates to the lease and non-lease components, as well as ASU 2018-01, and related amendments impacting the practical expedients.
2. INVESTMENTS IN REAL ESTATE PROPERTIES
The following tables summarize our consolidated investments in real estate properties:

	As of
(in thousands)	September 30, 2018	December 31, 2017
Land	$420,470	$422,564
Buildings and improvements	1,258,188	1,266,069
Intangible lease assets	314,829	340,273
Investment in real estate properties	1,993,487	2,028,906
Accumulated depreciation and amortization	(493,129)	(488,636)
Net investment in real estate properties	$1,500,358	$1,540,270

Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities as of September 30, 2018 and December 31, 2017 include the following:

	September 30, 2018			December 31, 2017
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$282,416	$(235,383)	$47,033	$299,406	$(240,844)	$58,562
Above-market lease assets	32,413	(31,043)	1,370	40,867	(38,740)	2,127
Below-market lease liabilities	(83,788)	34,922	(48,866)	(86,085)	33,456	(52,629)
Rental Revenue and Depreciation and Amortization Expense
The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Increase (decrease) to rental revenue:
Straight-line rent adjustments	$4,800	$(109)	$10,248	$(464)
Above-market lease amortization	(338)	(641)	(757)	(2,155)
Below-market lease amortization	1,346	1,355	3,764	4,138
Real estate-related depreciation and amortization:
Depreciation expense	$9,560	$9,823	$28,245	$29,659
Intangible lease asset amortization	5,401	7,104	14,957	24,002
Dispositions
During the nine months ended September 30, 2018, we sold one office property located in Fayetteville, Arkansas, one building from a two-building office property located in Dublin, California, and one land parcel that was part of a retail property located in Apex, North Carolina for net proceeds of $66.3 million. We recorded a total net gain of $13.8 million.
Real Estate Property Impairment
During the nine months ended September 30, 2018, we recorded a total of $13.4 million non-cash impairment charges related to two retail properties. The impairment was a result of: (i) the consideration of potential disposition options for a retail property located in the Jacksonville, Florida market; and (ii) the receipt of an unsolicited offer to purchase a retail property located in the Holbrook, Massachusetts market. Both ultimately resulted in the reduction of our estimated future cash flows below our net book value.
During the nine months ended September 30, 2017, we recorded a $1.1 million non-cash impairment charge related to a consolidated retail property located in the Greater Boston market. Prior to the disposition, we reevaluated the fair value of the property and determined that the net book value of the property exceeded the respective contract sales price less costs to sell the property, resulting in the impairment. The property was disposed of in May 2017.

3. DEBT
A summary of our debt is as follows:

	Weighted-Average Effective Interest Rate as of			Balance as of
($ in thousands)	September 30, 2018	December 31, 2017	Maturity Date	September 30, 2018	December 31, 2017
Line of credit (1)	3.96%	3.27%	January 2019	$140,000	$142,000
Term loan (2)	3.56%	3.25%	January 2019	275,000	275,000
Term loan (3)	3.94%	3.94%	February 2022	200,000	200,000
Fixed-rate mortgage notes (4)	3.57%	3.89%	September 2021 - December 2029	174,747	123,794
Floating-rate mortgage notes (5)	4.72%	3.88%	January 2020 - August 2023	225,600	278,100
Total principal amount / weighted-average (6)	3.95%	3.64%		$1,015,347	$1,018,894
Less unamortized debt issuance costs				$(5,489)	$(7,322)
Add mark-to-market adjustment on assumed debt				429	536
Total debt, net				$1,010,287	$1,012,108

Gross book value of properties encumbered by debt				$596,099	$590,542

(1)
The effective interest rate is calculated based on the London Interbank Offered Rate (“LIBOR”), plus a margin ranging from 1.40% to 2.30%, depending on our consolidated leverage ratio. As of September 30, 2018, the unused and available portions under the line of credit were approximately $260.0 million and $213.0 million, respectively. The line of credit is available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties.

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

(4)
The amount outstanding as of September 30, 2018 includes a $32.6 million floating-rate mortgage note that was subject to an interest rate spread of 1.60% over one-month LIBOR, which we have effectively fixed using an interest rate swap at 3.05% for the term of the borrowing and a $52.4 million floating-rate mortgage note that was subject to an interest rate spread of 1.65% over one-month LIBOR, which we have effectively fixed using an interest rate swap at 2.85% for the term of the borrowing.

(5)
The effective interest rate is calculated based on LIBOR plus a margin. As of September 30, 2018 and December 31, 2017, our floating-rate mortgage notes were subject to a weighted-average interest rate spread of 2.47% and 2.31%, respectively.

(6)	The weighted-average remaining term of our borrowings was approximately 2.2 years as of September 30, 2018.

As of September 30, 2018, the principal payments due on our debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans (2)	Mortgage Notes	Total
Remainder of 2018	$—	$—	$815	$815
2019	140,000	275,000	3,344	418,344
2020	—	—	229,088	229,088
2021	—	—	12,372	12,372
2022	—	200,000	3,246	203,246
Thereafter	—	—	151,482	151,482
Total principal payments	$140,000	$475,000	$400,347	$1,015,347

(1)	The term of the line of credit may be extended pursuant to a one-year extension option, subject to certain conditions.

(2)	The term of the $275.0 million term loan may be extended pursuant to a one-year extension option, subject to certain conditions.
Debt Covenants
Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. We were in compliance with our debt covenants as of September 30, 2018.
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
The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings, which is when the interest expense is recognized on the related debt. During the next 12 months, we estimate that approximately $3.8 million will be reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt, and we estimate that approximately $0.8 million will be reclassified as an increase to interest expense related to terminated hedges where the likelihood of the originally hedged interest payments remain probable.

The following table summarizes the location and fair value of our derivative instruments on our condensed consolidated balance sheets:

			Fair Value
($ in thousands)	Number of Contracts	Notional Amount	Other Assets	Other Liabilities
September 30, 2018
Interest rate swaps (1)	15	$635,015	$13,459	$—
Interest rate caps	4	338,450	18	—
Total derivative instruments	19	$973,465	$13,477	$—
December 31, 2017
Interest rate swaps (1) (2)	11	$435,500	$4,043	$60
Interest rate caps	4	338,450	13	—
Total derivative instruments	15	$773,950	$4,056	$60

(1)	Includes four interest rate swaps with a combined notional amount of $200.0 million that will become effective in January 2020.

(2)	Includes one interest rate swap with a notional amount of $52.5 million that became effective in July 2018.

The following table presents the effect of our derivative instruments on our condensed consolidated financial statements:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in AOCI	$2,559	$(123)	$9,707	$(1,455)
Loss reclassified from AOCI into interest expense	68	1,071	1,164	3,815
Total interest expense on the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	12,166	11,346	35,704	31,193
Derivative instruments not designated as cash flow hedges:
(Loss) gain recognized in income	$(3)	$(14)	$6	$(114)

4. FAIR VALUE
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of the amounts that we would realize upon disposition.
Fair Value Measurements on a Recurring Basis
The following table presents our financial instruments measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2018
Assets:
Derivative instruments	$—	$13,477	$—	$13,477
Total assets measured at fair value	$—	$13,477	$—	$13,477
Liabilities:
Derivative instruments	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$—	$—
December 31, 2017
Assets:
Derivative instruments	$—	$4,056	$—	$4,056
Total assets measured at fair value	$—	$4,056	$—	$4,056
Liabilities:
Derivative instruments	$—	$60	$—	$60
Total liabilities measured at fair value	$—	$60	$—	$60
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
Nonrecurring Fair Value Measurements
As of September 30, 2018 and December 31, 2017, the fair values of cash and cash equivalents, tenant receivables, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values because of the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:
໿

	As of September 30, 2018		As of December 31, 2017
(in thousands)	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Assets:
Debt-related investments	$10,794	$10,822	$11,120	$11,250
Liabilities:
Line of credit	$140,000	$140,000	$142,000	$142,000
Term loans	475,000	475,000	475,000	475,000
Mortgage notes	400,347	397,756	401,894	401,574

(1)	The carrying amount reflects the principal amount outstanding.

5. STOCKHOLDERS’ EQUITY
Public Offering
A summary of our public offerings (including shares sold through the primary offering and distribution reinvestment plan (“DRIP”)) for the nine months ended September 30, 2018, is as follows:

(in thousands)	Class T	Class S	Class D	Class I	Class E	Total
Amount of gross proceeds raised:
Primary offering	$5,412	$55,322	$2,785	$34,297	$—	$97,816
DRIP	353	304	368	5,239	7,949	14,213
Total offering	$5,765	$55,626	$3,153	$39,536	$7,949	$112,029

Number of shares sold:
Primary offering	704	7,314	372	4,591	—	12,981
DRIP	47	41	49	703	1,066	1,906
Total offering	751	7,355	421	5,294	1,066	14,887
Common Stock
The following table describes the changes in each class of common shares during the nine months ended September 30, 2018:

(in thousands)	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Total Shares
Balances as of December 31, 2017	2,062	64	2,510	34,135	93,695	132,466
Issuance of common stock:
Primary shares	704	7,314	372	4,591	—	12,981
Distribution reinvestment plan	47	41	49	703	1,066	1,906
Stock-based compensation	—	—	—	42	—	42
Redemptions of common stock	(193)	—	(235)	(3,913)	(14,107)	(18,448)
Balances as of September 30, 2018	2,620	7,419	2,696	35,558	80,654	128,947
Distributions
The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for the quarters ended below:

	Amount
(in thousands, except per share data)	Declared per Common Share (1)	Common Stock Distributions Paid in Cash	Other Cash Distributions (2)	Reinvested in Shares	Total Distributions
2018
March 31	$0.09375	$7,240	$1,127	$4,789	$13,156
June 30	0.09375	7,137	1,221	4,710	13,068
September 30	0.09375	7,157	1,174	4,738	13,069
Total	$0.28125	$21,534	$3,522	$14,237	$39,293
2017
March 31	$0.09000	$8,289	$1,250	$5,076	$14,615
June 30	0.09000	8,027	1,300	4,920	14,247
September 30	0.09000	7,549	1,195	4,937	13,681
December 31	0.09000	7,285	1,088	4,775	13,148
Total	$0.36000	$31,150	$4,833	$19,708	$55,691

(1)	Amount reflects the total quarterly distribution rate, subject to adjustment for class-specific fees.

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

Redemptions and Repurchases
Below is a summary of redemptions and repurchases pursuant to our share redemption program for the nine months ended September 30, 2018 and 2017. Also included in the summary below is the impact of stock repurchases pursuant to our two self-tender offers conducted during 2017. Our board of directors may modify, suspend or terminate our current share redemption programs if it deems such action to be in the best interest of our stockholders.

	For the Nine Months Ended September 30,
(in thousands, except for per share data)	2018	2017
Number of shares requested for redemption or repurchase	18,448	14,712
Number of shares redeemed or repurchased	18,448	14,712
% of shares requested that were redeemed or repurchased	100.0%	100.0%
Average redemption or repurchase price per share	$7.46	$7.50
6. RELATED PARTY TRANSACTIONS
Summary of Fees and Expenses
The following table summarizes fees and expenses incurred by us for services provided by Black Creek Diversified Property Advisors LLC (the “Advisor”) and its affiliates, and any related amounts payable:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Payable as of
(in thousands)	2018	2017	2018	2017	September 30, 2018	December 31, 2017
Upfront selling commissions	$411	$4	$834	$29	$—	$—
Dealer manager fees	—	79	—	306	—	—
Ongoing distribution fees	150	27	298	65	57	15
Advisory fees	3,795	3,212	10,959	10,153	3,255	954
Advisory fees related to the disposition of real properties	—	1,477	—	1,763	—	—
Other expense reimbursements—Advisor	2,194	2,203	6,584	6,507	1,134	1,988
Other expense reimbursements—Dealer Manager	151	124	583	428	—	—
DST Program advisory fees	82	62	173	62	—	—
DST Program selling commissions	395	107	832	284	—	—
DST Program dealer manager fees	111	36	242	89	—	—
DST Program other reimbursements—Dealer Manager	27	27	65	61	—	—
DST Program facilitation and loan origination fees	94	—	94	—	—	—
Total	$7,410	$7,358	$20,664	$19,747	$4,446	$2,957
Company Restricted Stock Units (“Company RSUs”)
The table below summarizes the unvested Company RSUs as of September 30, 2018, that we have granted to the Advisor in exchange for certain advisory fee and expense reimbursement offsets.

(in thousands, except per share data)	Grant Date	Vesting Date	Number of Unvested Shares	Grant Date Net Asset Value (“NAV”) per Class I Share
Company RSUs	2/4/2016	4/15/2019	57	$7.41

7. NET (LOSS) INCOME PER COMMON SHARE
The computation of our basic and diluted net (loss) income per share attributable to common stockholders is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Net (loss) income attributable to common stockholders—basic	$(3,465)	$(1,960)	$(1,985)	$6,506
Net (loss) income attributable to OP Units	(292)	(165)	(166)	526
Net (loss) income attributable to common stockholders—diluted	$(3,757)	$(2,125)	$(2,151)	$7,032
Weighted-average shares outstanding—basic	128,506	139,925	128,269	144,998
Incremental weighted-average shares effect of conversion of OP Units	10,839	11,814	11,071	11,920
Weighted-average shares outstanding—diluted	139,345	151,739	139,340	156,918
Net (loss) income per share attributable to common stockholders:
Basic	$(0.03)	$(0.01)	$(0.02)	$0.04
Diluted	$(0.03)	$(0.01)	$(0.02)	$0.04
໿
8. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Nine Months Ended September 30,
(in thousands)	2018	2017
Distributions reinvested in common stock	$14,214	$18,433
Restricted Cash
Restricted cash consists of lender and property-related escrow accounts. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	For the Nine Months Ended September 30,
(in thousands)	2018	2017
Beginning of period:
Cash and cash equivalents	$10,475	$13,864
Restricted cash	8,541	7,282
Cash, cash equivalents and restricted cash	$19,016	$21,146
End of period:
Cash and cash equivalents	$8,914	$5,841
Restricted cash	6,816	8,268
Cash, cash equivalents and restricted cash	$15,730	$14,109
9. COMMITMENTS AND CONTINGENCIES
We and the Operating Partnership are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our investments.
Environmental Matters
A majority of the properties we acquire are subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of the land. We have acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of September 30, 2018.

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
The following table reflects our total assets by business segment as of September 30, 2018 and December 31, 2017:

	As of
(in thousands)	September 30, 2018	December 31, 2017
Assets:
Office	$721,424	$775,917
Retail	685,695	705,696
Industrial	93,239	58,657
Corporate	80,872	67,836
Total assets	$1,581,230	$1,608,106
The following table sets forth the financial results by segment for the three and nine months ended September 30, 2018 and 2017:
໿

(in thousands)	Office	Retail	Industrial	Consolidated
Three Months Ended September 30, 2018
Rental revenues	$28,795	$18,497	$2,213	$49,505
Rental expenses	(10,622)	(4,124)	(446)	(15,192)
Net operating income	$18,173	$14,373	$1,767	$34,313
Real estate-related depreciation and amortization	$8,714	$4,935	$1,312	$14,961
Three Months Ended September 30, 2017
Rental revenues	$27,099	$20,841	$1,538	$49,478
Rental expenses	(11,369)	(5,803)	(344)	(17,516)
Net operating income	$15,730	$15,038	$1,194	$31,962
Real estate-related depreciation and amortization	$10,250	$6,022	$655	$16,927
Nine Months Ended September 30, 2018
Rental revenues	$79,480	$55,387	$5,554	$140,421
Rental expenses	(32,347)	(12,934)	(1,034)	(46,315)
Net operating income	$47,133	$42,453	$4,520	$94,106
Real estate-related depreciation and amortization	$24,709	$15,608	$2,885	$43,202
Nine Months Ended September 30, 2017
Rental revenues	$84,163	$63,421	$4,438	$152,022
Rental expenses	(33,910)	(16,344)	(1,266)	(51,520)
Net operating income	$50,253	$47,077	$3,172	$100,502
Real estate-related depreciation and amortization	$33,046	$18,771	$1,844	$53,661
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

The following table is a reconciliation of our reported net income (loss) attributable to common stockholders to our net operating income for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net (loss) income attributable to common stockholders	$(3,465)	$(1,960)	$(1,985)	$6,506
Debt-related income	(170)	(194)	(514)	(654)
Real estate-related depreciation and amortization	14,961	16,927	43,202	53,661
General and administrative expenses	2,076	2,760	6,888	7,034
Advisory fees, related party	3,877	3,274	11,132	10,215
Impairment of real estate property	6,600	—	13,400	1,116
Interest expense	12,166	11,346	35,704	31,193
Gain on sale of real property	(1,398)	(670)	(13,832)	(11,022)
Other (income) expense	(42)	664	272	862
Net (loss) income attributable to noncontrolling interests	(292)	(185)	(161)	1,591
Net operating income	$34,313	$31,962	$94,106	$100,502

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

OVERVIEW
General
Black Creek Diversified Property Fund Inc. is a NAV-based perpetual life REIT that was formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property. As of September 30, 2018, our real estate portfolio included 48 properties totaling approximately 7.7 million square feet located in 19 markets throughout the U.S., with 500 tenants. Our real estate portfolio includes three properties placed in Delaware Statutory Trusts, the interests of which are initially owned by a taxable REIT subsidiary of our operating partnership and then sold to third party investors (the “DST Program”). We, through a subsidiary of our operating partnership, hold long-term leasehold interests in these properties pursuant to master leases that are guaranteed by the operating partnership, while third-party investors will ultimately hold interests in the real estate through the Delaware Statutory Trusts.
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
As a NAV-based perpetual life REIT, we intend to conduct ongoing public primary offerings of our common stock on a perpetual basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. From time to time, we intend to file new registration statements on Form S-11 with the SEC to register additional shares of common stock so that we may continuously offer shares of common stock pursuant to Rule 415 under the Securities Act. During the nine months ended September 30, 2018, we raised $97.8 million of gross proceeds from the sale of common stock in our public primary offering and $14.2 million from the sale of common stock under our distribution reinvestment plan. See “Note 5 to the Condensed Consolidated Financial Statements” for more information about our public offerings.
We currently operate in three reportable segments: office, retail and industrial. The following table summarizes our real estate portfolio by segment as of September 30, 2018:

($ and square feet in thousands)	Number of Markets (1)	Number of Properties	Rentable Square Feet	% Leased	Aggregate Fair Value	% of Aggregate Fair Value
Office properties	11	14	3,003	85.3%	$1,102,250	53.0%
Retail properties	8	30	3,231	93.4	869,600	41.8
Industrial properties	4	4	1,423	97.6	108,900	5.2
Total real estate portfolio	19	48	7,657	91.0%	$2,080,750	100.0%

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

Net Asset Value
Our board of directors, including a majority of our independent directors, has adopted valuation procedures that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. One fundamental element of the valuation process, the valuation of our real property portfolio, is managed by Altus Group U.S., Inc., an independent valuation firm (the “Independent Valuation Firm”) approved by our board of directors, including a majority of our independent directors. All parties engaged by us in the calculation of our NAV, including the Advisor, are subject to the oversight of our board of directors. As part of this process, our Advisor reviews the estimates of the values of our real property portfolio and real estate-related assets for consistency with our valuation guidelines and the overall reasonableness of the valuation conclusions, and informs our board of directors of its conclusions (as needed, but at least once per year as part of their annual review, described below). Although our Independent Valuation Firm or other pricing sources may consider any comments received from us or our Advisor to their individual valuations, the final estimated values of our real properties or certain other assets and liabilities are determined by the Independent Valuation Firm or other pricing source. Our Independent Valuation Firm is available to meet with our board of directors to review valuation information as well as our valuation guidelines and the operation and results of the valuation process generally. Our board of directors has the right to engage additional valuation firms and pricing sources to review the valuation process or valuations, if deemed appropriate. Every month our senior management team and Altus hold a NAV committee meeting to review the prior month’s adjustments to NAV and discuss any possible changes to the NAV policies and procedures which may be recommended to the board of directors. The information reviewed by this committee is summarized for the audit committee. At least once each calendar year, our board of directors, including a majority of our independent directors, reviews the appropriateness of our valuation procedures. With respect to the valuation of our properties, the Independent Valuation Firm provides the board of directors with periodic valuation reports. From time to time our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures if it (i) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (ii) otherwise reasonably believes a change is appropriate for the determination of NAV. We will publicly announce material changes to our valuation procedures or the identity or role of the Independent Valuation Firm. See Exhibit 4.4 of this Quarterly Report on Form 10-Q for a more detailed description of our valuation procedures, including important disclosure regarding real property valuations provided by the Independent Valuation Firm.
The following table sets forth the components of NAV for the Company as of September 30, 2018 and June 30, 2018. As used below, “Fund Interests” means our Class T shares, Class S shares, Class D shares, Class I shares, and Class E shares, along with the OP Units held by third parties, and “Aggregate Fund NAV” means the NAV of all of the Fund Interests.

	As of
(in thousands)	September 30, 2018	June 30, 2018
Office properties	$1,102,250	$1,094,400
Retail properties	869,600	864,500
Industrial properties	108,900	106,200
Total investments	$2,080,750	$2,065,100
Cash and other assets, net of other liabilities	(14,205)	2,152
Debt obligations	(1,012,756)	(1,026,289)
Aggregate Fund NAV	$1,053,789	$1,040,963
Total Fund Interests outstanding	139,727	139,061
The following table shows the NAV per Fund Interest as of September 30, 2018:

(in thousands, except per Fund Interest data)	Total	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class E OP Units
As of September 30, 2018
Monthly NAV	$1,053,789	$19,764	$55,950	$20,330	$268,170	$608,275	$81,300
Fund Interests outstanding	139,727	2,620	7,419	2,696	35,558	80,654	10,780
NAV Per Fund Interest	$7.54	$7.54	$7.54	$7.54	$7.54	$7.54	$7.54

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
Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from net book value on a GAAP basis. Most significantly, the valuation of our real estate assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Firm on a monthly basis. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. In addition, we value our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. An example that will cause our NAV to differ from our GAAP net book value includes the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. Third party appraisers may value our individual real estate assets using appraisal standards that deviate from fair value standards under GAAP. The use of such appraisal standards may cause our NAV to deviate from GAAP fair value principles. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP.
Under GAAP, we record liabilities for ongoing distribution fees (i) that we currently owe the Dealer Manager under the terms of our Dealer Manager agreement and (ii) for an estimate that we may pay to the Dealer Manager in future periods for shares of our common stock. As of September 30, 2018, we estimated approximately $6.2 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.
We include no discounts to our NAV for the illiquid nature of our shares, including the limitations on our stockholders’ ability to redeem shares under our share redemption program, our ability to redeem shares under our share redemption program and our ability to suspend or terminate our share redemption program at any time. Our NAV generally does not consider exit costs (e.g. selling costs and commissions related to the sale of a property) that would likely be incurred if our assets and liabilities were liquidated or sold today. While we may use market pricing concepts to value individual components of our NAV, our per share NAV is not derived from the market pricing information of open-end real estate funds listed on stock exchanges.
Please note that our NAV is not a representation, warranty or guarantee that: (i) we would fully realize our NAV upon a sale of our assets; (ii) shares of our common stock would trade at our per share NAV on a national securities exchange; and (iii) a stockholder would be able to realize the per share NAV if such stockholder attempted to sell his or her shares to a third party.
The valuation for our real properties as of September 30, 2018 was provided by the Independent Valuation Firm in accordance with our valuation procedures and determined starting with the appraised value. The aggregate real property valuation of $2.1 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $1.91 billion, representing an increase of approximately $171.1 million or 9.0%. Certain key assumptions that were used by our Independent Valuation Firm in the discounted cash flow analysis are set forth in the following table based on weighted averages by property type.

	Office	Retail	Industrial	Weighted-Average Basis
Exit capitalization rate	6.37%	6.45%	6.13%	6.39%
Discount rate / internal rate of return (“IRR”)	7.17%	6.99%	7.24%	7.10%
Annual market rent growth rate	3.04%	2.90%	2.82%	2.97%
Average holding period (years)	10.2	10.1	9.4	10.1

A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

Input	Hypothetical Change	Office	Retail	Industrial	Weighted-Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	2.72%	2.43%	2.86%	2.60%
	0.25% increase	(2.51)%	(2.24)%	(2.62)%	(2.40)%
Discount rate (weighted-average)	0.25% decrease	2.06%	1.95%	1.83%	2.00%
	0.25% increase	(2.02)%	(1.90)%	(1.79)%	(1.96)%
The valuation of our debt obligations as of September 30, 2018 was in accordance with fair value standards under GAAP. The key assumption used in the discounted cash flow analysis was the market interest rate. Market interest rates relating to the underlying debt obligations are based on unobservable Level 3 inputs, which we have determined to be our best estimate of current market interest rates of similar instruments. The weighted-average market interest rate used in the September 30, 2018 valuation was 4.01%.
A change in the market interest rates used would impact the calculation of the fair value of our debt obligations. For example, assuming all other factors remain constant, a decrease in the weighted-average market interest rate rate of 0.25% would increase the fair value of our debt obligations by approximately 0.13%. Alternatively, assuming all other factors remain constant, an increase in the weighted-average market interest rate rate of 0.25% would decrease the fair value of our debt obligations by approximately 0.24%.
RESULTS OF OPERATIONS
Summary of 2018 Activities
During the nine months ended September 30, 2018, we completed the following activities:

•	Our NAV increased from $7.41 per share as of December 31, 2017 to $7.54 per share as of September 30, 2018.

•	We acquired one industrial property comprising 0.4 million square feet for an aggregate purchase price of $37.5 million.

•
We sold one office property located in Fayetteville, Arkansas, one building from a two-building office property located in Dublin, California, and one land parcel that was part of a retail property located in Apex, North Carolina for net proceeds of $66.3 million. We recorded a total net gain of $13.8 million.

•
As of September 30, 2018, our leverage ratio was approximately 48.5% of the fair value of our real property and debt-related investments (determined in accordance with our valuation procedures) inclusive of property and entity-level debt.

•
We leased 1,087,000 square feet, which included 503,000 square feet of new and 584,000 square feet of renewals. This leasing activity contributed to the increase in our real estate portfolio’s leased percentage from 87.0% as of December 31, 2017 to 91.0% as of September 30, 2018.

•
Tenant improvements and leasing commissions related to our new leases were approximately $34.2 million and $11.0 million, respectively, or $31.48 and $10.11 per square foot, respectively. Of these leases, 740,000 square feet were considered comparable leases, with average straight-line rent growth of 15.8%, and tenant improvements and incentives of approximately $54.46 per square foot. Comparable leases comprise leases for which prior leases were in place for the same suite within twelve months of executing a new lease. Comparable leases must have terms of at least six months and the square footage of the suite occupied by the prior tenant cannot be more or less than 50% different from the size of the new lease’s suite.

•	We redeemed 18.4 million shares of common stock at a weighted-average purchase price of $7.46 per share for an aggregate amount of $137.6 million.

Results for the Three and Nine Months Ended September 30, 2018 Compared to the Same Periods in 2017
The following table summarizes our results of operations for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. Other operating properties not meeting the same store criteria are reflected in the non-same store portfolio. The same store operating portfolio for the three month periods presented below reflect properties owned as of July 1, 2017 and for the nine month periods presented below reflect properties owned as of January 1, 2017. Both same store operating portfolios for the three month and nine month periods presented below include 45 properties totaling approximately 7.0 million square feet, which portfolio represented 90.9% of total rentable square feet as of September 30, 2018.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Rental revenues:
Same store properties	$47,867	$44,127	$3,740	8.5%	$136,309	$135,045	$1,264	0.9%
Non-same store properties	1,638	5,351	(3,713)	(69.4)	4,112	16,977	(12,865)	(75.8)
Total rental revenues	49,505	49,478	27	0.1	140,421	152,022	(11,601)	(7.6)
Rental expenses:
Same store properties	(14,757)	(15,573)	816	(5.2)	(44,556)	(45,646)	1,090	(2.4)
Non-same store properties	(435)	(1,943)	1,508	(77.6)	(1,759)	(5,874)	4,115	(70.1)
Total rental expenses	(15,192)	(17,516)	2,324	(13.3)	(46,315)	(51,520)	5,205	(10.1)
Net operating income:
Same store properties	33,110	28,554	4,556	16.0	91,753	89,399	2,354	2.6
Non-same store properties	1,203	3,408	(2,205)	(64.7)	2,353	11,103	(8,750)	(78.8)
Total net operating income	34,313	31,962	2,351	7.4	94,106	100,502	(6,396)	(6.4)
Other income and (expenses):
Debt-related income	170	194	(24)	(12.4)	514	654	(140)	(21.4)
Real estate-related depreciation and amortization	(14,961)	(16,927)	1,966	(11.6)	(43,202)	(53,661)	10,459	(19.5)
General and administrative expenses	(2,076)	(2,760)	684	(24.8)	(6,888)	(7,034)	146	(2.1)
Advisory fees, related party	(3,877)	(3,274)	(603)	18.4	(11,132)	(10,215)	(917)	9.0
Impairment of real estate property	(6,600)	—	(6,600)	100.0	(13,400)	(1,116)	(12,284)	1,100.7
Interest expense	(12,166)	(11,346)	(820)	7.2	(35,704)	(31,193)	(4,511)	14.5
Gain on sale of real estate property	1,398	670	728	108.7	13,832	11,022	2,810	25.5
Other income (expense)	42	(664)	706	(106.3)	(272)	(862)	590	(68.4)
Total other expenses	(38,070)	(34,107)	(3,963)	11.6	(96,252)	(92,405)	(3,847)	4.2
Net (loss) income	(3,757)	(2,145)	(1,612)	75.2	(2,146)	8,097	(10,243)	(126.5)
Net loss (income) attributable to noncontrolling interests	292	185	107	57.8	161	(1,591)	1,752	(110.1)
Net (loss) income attributable to common stockholders	$(3,465)	$(1,960)	$(1,505)	76.8%	$(1,985)	$6,506	$(8,491)	(130.5)%
Same store supplemental data:
Same store average percentage leased	90.5%	91.6%			89.9%	92.1%
Same store average annualized base rent per square foot	$20.83	$21.20			$30.08	$32.03

Rental Revenues. Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market lease assets and liabilities, and tenant reimbursement revenue. Total rental revenues remained constant for the three months ended September 30, 2018 and decreased by $11.6 million for the nine months ended September 30, 2018, as compared to the same periods in 2017. During the three months ended September 30, 2018, as compared to the same period in 2017, same store rental revenues increased by $3.7 million primarily due to rental revenues recorded during the three months ended September 30, 2018 associated with two lease terminations (the “Lease Terminations”). The Lease Terminations were comprised of: (i) $14.0 million of consideration received in June 2018 at our Campus Road Office Center property, which is amortized in to rental revenues on a straight-line basis through April 2019; and (ii) $1.0 million of consideration received in August 2018 at our Bala Pointe property. which is amortized in to rental revenues on a straight-line basis through December 2018. Additionally, the same store rental revenues increase during the periods under comparison was driven by an increase in average percentage leased at our 655 Montgomery and Park Place office properties, partially offset by the expiration of the Charles Schwab & Co., Inc. (“Schwab”) lease in September 2017. Schwab was our largest tenant at September 30, 2017 and leased 100% of our 594,000 square foot 3 Second Street office property. The increase in same store rental revenues was offset by a $3.7 million decrease in non-same store rental revenues driven by 10 dispositions during 2017 and three dispositions during 2018, partially offset by our two acquisitions during 2017 and one acquisition during 2018.
The $11.6 million decrease in rental revenues during the nine months ended September 30, 2018, as compared to the same period in 2017, was primarily attributable to a $12.9 million decrease in rental revenues related to our non-same store properties during the periods under comparison, which was a result of acquisition and disposition activity mentioned above. The decrease in non-same store rental revenues was partially offset by a $1.3 million increase in same store rental revenues during the nine months ended September 30, 2018, as compared to the same period in 2017, which was primarily due to rental revenues recorded during the period related to the Lease Terminations described above and an increase in average percentage leased at our 655 Montgomery and Park Place office properties during the periods under comparison. This increase in same store rental revenues was partially offset by the Schwab lease expiration in September 2017, as well as a lower average percentage leased and average annualized base rent per square foot for our same store portfolio, which decreased from 92.1% and $32.03, respectively, for the nine months ended September 30, 2017 to 89.9% and $30.08, respectively, for the nine months ended September 30, 2018.
The following table presents the components of our consolidated rental revenues:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Base rent	$33,643	$37,793	$(4,150)	(11.0)%	$96,814	$115,622	$(18,808)	(16.3)%
Straight-line rent	4,800	(109)	4,909	(4,503.7)	10,248	(464)	10,712	(2,308.6)
Amortization of above- and below-market intangibles	1,008	714	294	41.2	3,007	1,983	1,024	51.6
Tenant recovery income	8,696	9,865	(1,169)	(11.8)	26,600	30,911	(4,311)	(13.9)
Other	1,358	1,215	143	11.8	3,752	3,970	(218)	(5.5)
Total rental revenues	$49,505	$49,478	$27	0.1%	$140,421	$152,022	$(11,601)	(7.6)%
Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our tenants, such as real estate taxes, property insurance, property management fees, repair and maintenance, and include certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses decreased by $2.3 million and $5.2 million for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, which was primarily attributable to our non-same store portfolio resulting from our disposition activity during 2017 and 2018, partially offset by our acquisition activity during those same periods. For the three and nine months ended September 30, 2018, same store rental expenses decreased, as compared to the same period in 2017, as a result of a decrease in property taxes associated with lower property values and a decrease in bad debt expenses related to the current-year receipt of tenant payments.

The following table presents the various components of our rental expenses:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Real estate taxes	$5,721	$7,193	$(1,472)	(20.5)%	$18,210	$21,380	$(3,170)	(14.8)%
Repairs and maintenance	4,811	4,533	278	6.1	14,605	14,474	131	0.9
Utilities	2,070	2,138	(68)	(3.2)	5,388	5,962	(574)	(9.6)
Property management fees	1,110	1,226	(116)	(9.5)	3,236	3,747	(511)	(13.6)
Insurance	392	376	16	4.3	1,053	1,139	(86)	(7.6)
Other	1,088	2,050	(962)	(46.9)	3,823	4,818	(995)	(20.7)
Total rental expenses	$15,192	$17,516	$(2,324)	(13.3)%	$46,315	$51,520	$(5,205)	(10.1)%
Other Expenses. Other expenses increased by $4.0 million and $3.8 million for the the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, primarily due to:

•	Impairment of real estate property of $6.6 million and $13.4 million recorded during the three and nine months ended September 30, 2018, respectively.

•
Real estate-related depreciation and amortization decrease of $2.0 million and $10.5 million for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. These decreases were primarily attributable to $1.8 million and $5.5 million of intangible lease asset amortization recorded during the three and nine months ended September 30, 2017, respectively, associated with Schwab’s lease, which reached full amortization at lease expiration on September 30, 2017. The remaining decrease during the nine months ended September 30, 2018, as compared to the same period in 2017, resulted from net disposition activity during the periods under comparison.

•
An increase in interest expense of $4.5 million during the nine months ended September 30, 2018, as compared to the same period in 2017, that was primarily attributable to higher LIBOR rates as evidenced by a higher aggregate weighted-average interest rate of 3.95% as of September 30, 2018, as compared to 3.44% as of September 30, 2017.

•	Gain on sale of real property increase of $0.7 million and $2.8 million for the three and nine months ended September 30, 2018, as compared to the same periods in 2017.

Segment Summary for the Three and Nine Months Ended September 30, 2018 Compared to the Same Periods in 2017
Our segments are based on our internal reporting of operating results used to assess performance based on the type of our properties. Our markets are aggregated into three reportable segments: office, retail and industrial. These segments are comprised of the markets by which management and its operating teams conduct and monitor business. See “Note 10 to the Condensed Consolidated Financial Statements” for further information on our segments. Management considers rental revenues and net operating income (“NOI”) aggregated by segment to be the appropriate way to analyze performance. See “Additional Measures of Performance” below for detail regarding the use of NOI. The following table summarizes certain operating trends in our consolidated properties by segment:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Rental revenues:
Office	$28,794	$25,775	$3,019	11.7%	$79,209	$79,314	$(105)	(0.1)%
Retail	18,473	17,752	721	4.1	55,300	53,931	1,369	2.5
Industrial	600	600	—	—	1,800	1,800	—	—
Total same store rental revenues	47,867	44,127	3,740	8.5	136,309	135,045	1,264	0.9
Non-same store properties	1,638	5,351	(3,713)	(69.4)	4,112	16,977	(12,865)	(75.8)
Total rental revenues	$49,505	$49,478	$27	0.1%	$140,421	$152,022	$(11,601)	(7.6)%
NOI:
Office	$18,181	$15,085	$3,096	20.5%	$47,557	$47,421	$136	0.3%
Retail	14,339	12,879	1,460	11.3	42,424	40,206	2,218	5.5
Industrial	590	590	—	—	1,772	1,772	—	—
Total same store NOI	33,110	28,554	4,556	16.0	91,753	89,399	2,354	2.6
Non-same store properties	1,203	3,408	(2,205)	(64.7)	2,353	11,103	(8,750)	(78.8)
Total NOI	$34,313	$31,962	$2,351	7.4%	$94,106	$100,502	$(6,396)	(6.4)%
Same store average percentage leased:
Office	84.0%	85.8%			82.4%	87.2%
Retail	94.4	95.0			94.6	94.8
Industrial	100.0	100.0			100.0	100.0
Same store average annualized base rent per square foot:
Office	$30.00	$30.75			$41.89	$46.25
Retail	17.65	17.44			26.51	26.33
Industrial	3.31	3.23			4.91	4.79
Office Segment. Our office segment same store NOI increased $3.1 million and remained relatively constant for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. NOI increased during the three months ended September 30, 2018, as compared to the same period in 2017, primarily as the result of rental revenues recorded during the three months ended September 30, 2018 associated with the Lease Terminations described above and an increase in average percentage leased at our 655 Montgomery and Park Place office properties, which was partially offset by the Schwab lease expiration.
Retail Segment. Our retail segment same store NOI increased $1.5 million and $2.2 million for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, primarily as a result of an early termination fee received during the third quarter of 2018 at one of our properties, a decrease in property taxes associated with lower property values and a decrease in bad debt expenses related to the current-year receipt of tenant payments. In addition to the impact associated with these drivers, the increase in retail segment same store NOI for the nine months ended September 30, 2018, as compared to the same period in 2017, was also driven by an early lease termination fee received during the first quarter of 2018 and increased leasing activity at two of our properties, which was partially offset by the lease expiration of a single tenant at a property located in the Holbrook, Massachusetts market.
Industrial Segment. Our industrial segment same store NOI did not change between the periods under comparison.

ADDITIONAL MEASURES OF PERFORMANCE
Net Income and NOI
We define NOI as GAAP rental revenues less GAAP rental expenses. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, general and administrative expenses, advisory fees, acquisition expenses, impairment charges, interest expense, gains on sale of properties, other income and expense, gains and losses on the extinguishment of debt and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such items, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. Refer to “Results of Operations—Results for the Three and Nine Months Ended September 30, 2018 Compared to the Same Periods in 2017” above for a reconciliation of our GAAP net (loss) income to NOI for the three and nine months ended September 30, 2018 and 2017.
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

The following unaudited table presents a reconciliation of GAAP net (loss) income to NAREIT FFO:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
GAAP net (loss) income attributable to common stockholders	$(3,465)	$(1,960)	$(1,985)	$6,506
GAAP net (loss) income per common share—basic and diluted	$(0.03)	$(0.01)	$(0.02)	$0.04
Reconciliation of GAAP net (loss) income to NAREIT FFO:
GAAP net (loss) income attributable to common stockholders	$(3,465)	$(1,960)	$(1,985)	$6,506
Real estate-related depreciation and amortization	14,961	16,927	43,202	53,661
Impairment of real estate property	6,600	—	13,400	1,116
Gain on sale of real estate property	(1,398)	(670)	(13,832)	(11,022)
Noncontrolling interests’ share of net income	(292)	(185)	(161)	1,591
Noncontrolling interests’ share of NAREIT FFO	(1,276)	(1,081)	(3,229)	(4,018)
NAREIT FFO attributable to common stockholders—basic	15,130	13,031	37,395	47,834
NAREIT FFO attributable to OP Units	1,276	1,100	3,225	3,923
NAREIT FFO	$16,406	$14,131	$40,620	$51,757

Weighted-average shares outstanding—basic	128,506	139,925	128,269	144,998
Weighted-average shares outstanding—diluted	139,345	151,739	139,340	156,918

NAREIT FFO per common share—basic and diluted	$0.12	$0.09	$0.29	$0.33
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary sources of capital for meeting our cash requirements include debt financings, cash generated from operating activities, net proceeds from our public offerings, and asset sales. Our principal uses of funds are distributions to our stockholders, payments under our debt obligations, redemption payments, acquisition of properties and other investments, and capital expenditures. Over time, we intend to fund a majority of our cash needs, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. As of September 30, 2018, we had approximately $418.3 million of borrowings maturing in the next 12 months. Of this amount, $140.0 million relates to our line of credit and $275.0 million relates to one of our term loans, both of which may be extended pursuant to a one-year extension option, subject to certain conditions. We expect to be able to repay our principal obligations over the next 12 months from operating cash flows and through refinancings, as well as satisfy the certain conditions regarding any future extension options.
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

Cash Flows. The following table summarizes our cash flows for the following periods:

	For the Nine Months Ended September 30,
(in thousands)	2018	2017
Total cash provided by (used in):
Operating activities	$52,579	$48,751
Investing activities	645	(18,862)
Financing activities	(56,510)	(36,926)
Net decrease in cash	$(3,286)	$(7,037)
Net cash provided by operating activities increased by approximately $3.8 million for the nine months ended September 30, 2018, compared to the same period in 2017. The increase was primarily due to payments received during the nine months ended September 30, 2018 related to the Lease Terminations described above and rental revenue increases attributable to our two acquisitions during 2017 and one acquisition during 2018, partially offset by lower rental revenues driven by our disposition activity during 2017 and 2018 and the Schwab lease expiration.
Net cash used in investing activities of $18.9 million for the nine months ended September 30, 2017 decreased by approximately $19.5 million to $0.6 million of net cash provided by investing activities for the nine months ended September 30, 2018. This change was the result of an increase in proceeds from our real estate property dispositions described above, which was partially offset by an increase in capital expenditures
Net cash used in financing activities increased by approximately $19.6 million for the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to lower net borrowing activity under our mortgage notes and line of credit as a result of our disposition activity and an increase in redemptions of shares of our common stock, partially offset by an increase in net offering proceeds raised and a decrease in distributions paid to common stockholders and noncontrolling interest holders.
Capital Resources and Uses of Liquidity
In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:
Line of Credit and Term Loans. As of September 30, 2018, we had an aggregate of $875.0 million of commitments under our credit agreements, including $400.0 million under our line of credit and $475.0 million under our two term loans. As of that date, we had: (i) approximately $140.0 million outstanding under our line of credit with a weighted-average effective interest rate of 3.96%; and (ii) $475.0 million outstanding under our term loans with a weighted-average effective interest rate of 3.72%, which includes the effect of the interest rate swap agreements related to $350.0 million in borrowings under our term loans. The unused and available portions under our line of credit were $260.0 million and $213.0 million, respectively. Our $400.0 million line of credit matures in January 2019, and may be extended pursuant to a one-year extension option, subject to certain conditions, including the payment of an extension fee. Our $275.0 million term loan currently matures in January 2019 and our $200.0 million term loan matures in February 2022. In January 2018, we exercised the first of two one-year extension options for our $275.0 million term loan and extended the maturity date to January 2019. Our line of credit is available for general corporate purposes, including but not limited to the refinancing of other debt, payment of redemptions, acquisition and operation of permitted investments. Refer to “Note 3 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.
Mortgage Notes. As of September 30, 2018, we had property-level borrowings of approximately $400.3 million outstanding with a weighted-average remaining term of approximately 3.4 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 4.22%, which includes the effects of interest rate swap agreements related to two variable-rate mortgage notes aggregating $85.0 million. The proceeds from our mortgage notes were used to partially finance certain of our acquisitions. Refer to “Note 3 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.
Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with our debt covenants as of September 30, 2018.

Offering Proceeds. For the nine months ended September 30, 2018, the amount of aggregate gross proceeds raised from our public offering (including shares issued pursuant to the distribution reinvestment plan) was $112.0 million ($103.2 million net of direct selling costs).
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
 The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	Amount						Source of Distributions				Total Cash Flows from Operating Activities
(in thousands, except per share data)	Declared per Common Share (1)	Paid in Cash (2)		Reinvested in Shares		Total Distributions	Cash Flows from Operating Activities (3)		Borrowings
2018
March 31	$0.09375	$8,367	63.6%	$4,789	36.4%	$13,156	$9,282	70.6%	$3,874	29.4%	$9,282
June 30	0.09375	8,358	64.0	4,710	36.0	13,068	13,068	100.0	—	—	28,734
September 30	0.09375	8,331	63.7	4,738	36.3	13,069	13,069	100.0	—	—	14,563
Total	$0.28125	$25,056	63.8%	$14,237	36.2%	$39,293	$35,419	90.1%	$3,874	9.9%	$52,579
2017
March 31	$0.09000	$9,539	65.3%	$5,076	34.7%	$14,615	$14,615	100.0%	$—	—%	$17,422
June 30	0.09000	9,327	65.5	4,920	34.5	14,247	12,787	89.8	1,460	10.2	12,787
September 30	0.09000	8,744	63.9	4,937	36.1	13,681	13,681	100.0	—	—	18,545
December 31	0.09000	8,373	63.7	4,775	36.3	13,148	10,166	77.3	2,982	22.7	10,166
Total	$0.36000	$35,983	64.6%	$19,708	35.4%	$55,691	$51,249	92.0%	$4,442	8.0%	$58,920

(1)
Amount reflects the total quarterly distribution rate, subject to adjustment for class-specific fees. Beginning in the third quarter of 2017, distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis.

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

For the three months ended September 30, 2018 and 2017, our FFO was $16.4 million, or 125.5% of our total distributions, and $14.1 million, or 103.3% of our total distributions, respectively. For the nine months ended September 30, 2018 and 2017, our FFO was $40.6 million, or 103.4% of our total distributions, and $51.8 million, or 121.7% of our total distributions, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income to FFO.

Redemptions. Below is a summary of redemptions and repurchases pursuant to our share redemption program for the nine months ended September 30, 2018 and 2017. Also included in the summary below is the impact of stock repurchases pursuant to our two self-tender offers conducted during 2017. Our board of directors may modify, suspend or terminate our current share redemption programs if it deems such action to be in the best interest of our stockholders. Refer to Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program” for detail regarding our share redemption program.

	For the Nine Months Ended September 30,
(in thousands, except for per share data)	2018	2017
Number of shares requested for redemption or repurchase	18,448	14,712
Number of shares redeemed or repurchased	18,448	14,712
% of shares requested that were redeemed or repurchased	100.0%	100.0%
Average redemption or repurchase price per share	$7.46	$7.50
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
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2018, we had no material off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
RECENTLY ISSUED ACCOUNTING STANDARDS
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Subtopic 842)” (“ASU 2016-02”), which provides guidance for greater transparency in financial reporting by organizations that lease assets such as real estate, airplanes and manufacturing equipment by requiring such organizations to recognize lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, certain of these costs are capitalizable and therefore this new standard will result in certain of these costs being expensed as incurred after adoption. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. We plan to adopt the standard when it becomes effective for us, as of the reporting period beginning January 1, 2019, and we expect to elect the practical expedients available for implementation under the standard. Under the practical expedients election, we would not be required to reassess: (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for expired or existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. The standard also will require new disclosures within the notes accompanying the consolidated financial statements. Additionally, in January 2018, the FASB issued ASU No. 2018-01, “Leases (Subtopic 842): Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”), which updates ASU 2016-02 to include land easements under the updated guidance, including the option to elect the practical expedient discussed above. We also plan to adopt ASU 2018-01 when it becomes effective for us, as of the reporting period beginning January 1, 2019, and we expect to elect the practical expedients available for implementation under the standard. Our initial analysis of our lease contracts indicates that the adoption of these standards will not have a material effect on our consolidated financial statements. We are still in the process of evaluating the impact of ASU 2016-02, primarily as it relates to the lease and non-lease components, as well as ASU 2018-01, and related amendments impacting the practical expedients.

CRITICAL ACCOUNTING ESTIMATES
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K. As of September 30, 2018, our critical accounting estimates have not changed from those described in our 2017 Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of September 30, 2018, our debt instruments consisted of borrowings under our line of credit, term loans, and mortgage notes.
Fixed Interest Rate Debt. As of September 30, 2018, our fixed interest rate debt consisted of $174.7 million under our mortgage notes, which included two variable-rate mortgage notes aggregating $85.0 million that we effectively fixed through the use of interest rate swaps for the term of the borrowings; and $350.0 million under our term loans that were effectively fixed through the use of interest rate swaps. In total, our fixed interest rate debt represented 51.7% of our total consolidated debt as of September 30, 2018. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of September 30, 2018, the fair value and the carrying value of our fixed interest rate debt was $522.2 million and $524.7 million, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on September 30, 2018. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.
Variable Interest Rate Debt. As of September 30, 2018, our consolidated variable interest rate debt consisted of $140.0 million of borrowings under our line of credit, $125.0 million under our term loans and $225.6 million under our mortgage notes, which represented 48.3% of our total consolidated debt. Interest rate changes on our variable-rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of September 30, 2018, we were exposed to market risks related to fluctuations in interest rates on $490.6 million of consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of September 30, 2018, would change our annual interest expense by approximately $1.1 million.
Derivative Instruments. As of September 30, 2018, we had 19 outstanding derivative instruments with a total notional amount of $973.5 million. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 3 to the Condensed Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swaps.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There are no material changes to the risk factors disclosed in our 2017 Form 10-K and our Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed with the SEC on August 13, 2018.
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

The table below summarizes the redemption activity for the three months ended September 30, 2018:

For the Month Ended	Total Number of Shares Redeemed (1)	Average Price Paid per Share (1)	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Redeemed Pursuant to the Program (2)
July 31, 2018	1,757	$7.46	1,757	—
August 31, 2018	1,270	7.48	1,270	—
September 30, 2018	1,751	7.50	1,751	—
Total	4,778	$7.48	4,778	—

(1)	There were no self-tender offers during the three months ended September 30, 2018.

(2)	We limit the number of shares that may be redeemed under the program described above.
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

10.2
Amended and Restated Dealer Manager Agreement between Black Creek Exchange LLC and Black Creek Capital Markets, LLC. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2018.

10.3
Amendment No. 1 to Sixth Amended and Restated Limited Partnership Agreement of Black Creek Diversified Property Operating Partnership LP. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 17, 2018.

10.4
Facilitation Fee Agreement between Black Creek Exchange LLC and Black Creek Diversified Property Advisors LLC. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 17, 2018.

10.5	Amendment to Agreement between BC Exchange Manager LLC and BC Exchange Advisor LLC. Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on August 17, 2018.

Exhibit Number	Description
10.6
Second Amendment to Assignment Agreement between BC Exchange Manager LLC and BC Exchange Advisor LLC. Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on August 17, 2018.

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

101.1
The following materials from Black Creek Diversified Property Fund Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed on November 9, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statement of Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

_________________
*    Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

Date: November 9, 2018	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Managing Director, Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2018	By:	/s/ LAINIE P. MINNICK
Lainie P. Minnick Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)